Form 10-Q
period 1994-03-31
DURIRON CO INC
filed 1994-05-13
CIK 30625

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                       __________________________________

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


                       __________________________________


         For Quarter Ended March 31, 1994  Commission File Number 0-325
                           --------------                         -----

                           THE DURIRON COMPANY, INC.
                           -------------------------
             (Exact name of Registrant as specified in its charter)


                                    New York
                                    --------
         (State or other jurisdiction of incorporation or organization)


                                   31-0267900
                                   ----------
                    (I.R.S. Employer Identification Number)


             3100 Research Boulevard, Dayton, Ohio          45420
             -------------------------------------          -----
           (Address of principal executive offices)        (Zip Code)


  (Registrant's telephone number, including area code)          (513) 476-6100
                                                                --------------

                                   No Change
                                   ---------
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES  X               NO
                             ---                 ---

Shares of Common Stock, $1.25 par value, outstanding as of March 31,
1994..........18,968,600

                         PART I:  Financial Information

                           THE DURIRON COMPANY, INC.
                      Consolidated Statement of Operations
                   Three Months Ended March 31, 1994 and 1993
                  (dollars in thousands except per share data)





                                                                                                 1994       1993
                                                                                              ---------   --------
Revenues:
  Net sales                                                                                   $  77,958   $ 74,363

Costs and expenses:
  Cost of sales                                                                                  48,546     47,318
  Selling and administrative                                                                     19,797     19,368
  Research, engineering and development                                                           2,351      2,207
  Interest                                                                                          891        972
  Other, net                                                                                        308        (58)
                                                                                              ---------   --------
                                                                                                 71,893     69,807

Earnings before income taxes                                                                      6,065      4,556

Provision for income taxes                                                                        2,300      1,685
                                                                                              ---------   --------
Earnings before cumulative effect of a change
    in accounting principle                                                                       3,765      2,871

Cumulative effect of change in method of accounting
    for postemployment benefits -
    net of tax of $231 - $.02 per share                                                              --       (385)
                                                                                              ---------   --------
Net earnings                                                                                      3,765      2,486
                                                                                              =========   =========
Earnings per share before cumulative effect of
  a change in accounting principle                                                            $    0.20   $   0.15
                                                                                              =========   =========
Earnings per share                                                                            $    0.20   $   0.13
                                                                                              =========   =========





                                                     (See accompanying notes)

                                                     THE DURIRON COMPANY, INC.
                                                    Consolidated Balance Sheet
                                           (dollars in thousands except per share data)



                                                                                    March 31,           December 31,
ASSETS                                                                                 1994                 1993
                                                                                   ----------           ----------
Current assets:
  Cash and cash equivalents                                                        $   15,420           $   22,640
  Accounts receivable                                                                  59,076               57,196
  Inventories                                                                          58,653               55,000
  Prepaid expenses                                                                      6,913                4,449
                                                                                   ----------           ----------

    Total current assets                                                              140,062              139,285

Property, plant and equipment, at cost                                                172,042              164,824
  Less accumulated depreciation and amortization                                       94,961               91,047
                                                                                   ----------           ----------

    Net property, plant and equipment                                                  77,081               73,777

Intangibles and other assets                                                           40,647               34,878
                                                                                   ----------           ----------

Total assets                                                                       $  257,790           $  247,940
                                                                                   ==========           ==========


LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Accounts payable                                                                 $   18,553           $   14,138
  Notes payable                                                                         1,776                  339
  Income taxes                                                                          4,085                2,676
  Accrued liabilities                                                                  21,732               22,734
  Long-term debt due within one year                                                    5,175                5,662
                                                                                   ----------           ----------
    Total current liabilities                                                          51,321               45,549

Long-term debt due after one year                                                      36,458               34,925

Postretirement benefits and other deferred items                                       40,364               39,895

Shareholders' equity:
  Serial preferred stock, $1.00 par value,
    no shares issued                                                                      --                  --
  Common stock, $1.25 par value, 18,968,600
    shares issued (18,952,883 in 1993)                                                 23,706               15,794
  Capital in excess of par value                                                        3,604               11,433
  Retained earnings                                                                   104,374              102,600
                                                                                   ----------           ----------
                                                                                      131,684              129,827
                                                                                   ----------           ----------
Foreign currency and other equity
  adjustments                                                                          (2,037)             (2,256)
                                                                                   ----------           ----------
  Total shareholders' equity                                                          129,647             127,571
                                                                                   ----------           ----------
Total liabilities and shareholders' equity                                         $  257,790          $  247,940
                                                                                   ==========           ==========





                                                     (See accompanying notes)

                                                     THE DURIRON COMPANY, INC.
                                               Consolidated Statement of Cash Flows
                                            Three Months Ended March 31, 1994 and 1993
                                                      (dollars in thousands)

                                                                                        1994                   1993
                                                                                    ----------                ---------

Increase (decrease) in cash and cash equivalents:
Operating activities:
  Earnings before cumulative effect of a change in
    accounting principle                                                            $    3,765                $   2,871
  Cumulative effect of change in method of accounting
    for postretirement benefits                                                             --                     (385)
                                                                                    ----------                ---------
  Net earnings                                                                           3,765                    2,486
  Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Depreciation and amortization                                                        3,310                    3,312
    Loss on the sale of fixed assets                                                       (39)                      55
  Change in assets and liabilities net of
  effects of acquisitions and divestitures:
    Accounts receivable                                                                   (525)                     887
    Inventories                                                                         (1,303)                    (731)
    Prepaid expenses                                                                    (2,424)                  (1,779)
    Accounts payable and accrued liabilities                                             1,308                   (1,266)
    Income taxes                                                                         1,228                       46
    Postretirement benefits and other deferred items                                       296                    3,831
                                                                                    ----------                ---------
Net cash flows from operating activities                                                 5,616                    6,841

Investing activities:
  Capital expenditures                                                                  (2,662)                  (2,430)
  Payment for acquisition, net of cash acquired                                         (7,357)                      --
  Other                                                                                   (835)                    (517)
                                                                                    ----------                ---------

Net cash flows from investing activities                                               (10,854)                  (2,947)

Financing activities:
  Net repayments under lines-of-credit                                                     192                     (746)
  Payments on long-term debt                                                              (674)                    (879)
  Proceeds from issuance of common stock                                                   284                      223
  Dividends paid                                                                        (1,991)                  (1,891)
                                                                                    ----------                ---------
Net cash flows from financing activities                                                (2,189)                  (3,293)

Effect of exchange rate changes                                                            207                      (69)
                                                                                    ----------                ---------
Net increase in cash and cash equivalents                                               (7,220)                     532

Cash and cash equivalents at begining of year                                          (22,640)                  17,342
                                                                                    ----------                ---------
Cash and cash equivalents at end of period                                          $   15,420                $  17,874
                                                                                    ==========                =========
Supplemental disclosures of
cash flow information:
Cash paid during year for:
  Interest                                                                          $      308                $     153
  Income taxes                                                                      $    1,441                $   1,652


                                                     (See accompanying notes)

                          THE DURIRON COMPANY, INC.
                  Notes to Consolidated Financial Statements
       (dollars presented in tables in thousands except per share data)


1.  Inventories.

    The amount of inventories and the method of determining costs for the quarter ended March 31, 1994 and the year ended December 31, 1993 were as follows:

                                                                          Domestic           Foreign
                                                                        inventories        inventories              Total
                                                                          (LIFO)             (FIFO)              inventories
                                                                       -----------------------------------------------------
March 31, 1994
    Raw materials                                                       $        239       $     1,321          $      1,560
    Work in process and finished goods                                        35,681            21,412                57,093
                                                                        ------------       -----------          ------------
                                                                        $     35,920       $    22,733          $     58,653
                                                                        ============       ===========          ============
December 31, 1993
    Raw materials                                                       $        303       $       695          $        998
    Work in process and finished goods                                        35,328            18,674                54,002
                                                                        ------------       -----------          ------------
                                                                        $     35,631       $    19,369          $     55,000
                                                                        ============       ===========          ============

    LIFO inventories at current cost are $26,396,000 and $26,341,000 higher than reported at March 31, 1994 and December 31, 1993, respectively. During 1993 certain inventory quantities were reduced which resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years. The effect was to increase net earnings for the year by $2,792,000.


2. Shareholders' equity. There are authorized 30,000,000 shares of $1.25 par value common stock and 1,000,000 shares of $1.00 par value preferred stock. Changes in the three months ended March 31, 1993 and 1994 were as follows:

                                                                     Capital in                                         Total
                                                      Common         excess of         Retained         Equity       shareholders'
                                                       stock         par value         earnings       adjustments        equity
                                                    ---------        ---------        ----------      -----------     -------------
    Balance at December 31, 1992                    $  15,745        $  10,994        $   94,066      $   (678)        $    120,127

    Net earnings                                                                           2,871                              2,871
    Cash dividends                                                                        (1,891)                            (1,891)
    Net shares issued (14,495) under stock plans           18              164                                                  182
    Treasury stock                                                                                          41                   41
    Foreign currency translation adjustment                                                               (329)                (329)
                                                    ---------        ---------        ----------      -----------     -------------
    Balance at March 31, 1993                       $  15,763        $  11,158        $   95,046      $   (966)        $    121,001
                                                    =========        =========        ==========      ===========     =============
    Balance at December 31, 1993                    $  15,794        $  11,433        $  102,600      $ (2,256)        $    127,571

    Net earnings                                                                           3,765                              3,765
    Cash dividends                                                                        (1,991)                            (1,991)
    Shares issued for three-for-two stock split         7,897           (7,897)                                                   0
    Net shares issued (12,206) under stock plans           15               68                              45                  128
    Foreign currency translation adjustment                                                                174                  174
                                                    ---------        ---------        ----------      -----------     -------------
    Balance at March 31, 1994                       $  23,706        $   3,604        $  104,374      $  (2,037)        $    129,647
                                                    =========        =========        ==========      ===========      =============

  The Board of Directors at a regular meeting on February 10, 1994 authorized a distribution of shares of common stock of the Company on March 25, 1994, which resulted in a three-for-two stock split effected in the form of a stock dividend for shareholders of record at the close of business on February 25, 1994. No fractional shares were issued in connection with the share distribution. Shareholders otherwise entitled to a fractional share interest received cash in lieu of issuing fractional shares.

  Net earnings per share and dividends per share have been adjusted to reflect retroactively the share distribution which had the effect of a three-for-two stock split on March 25, 1994.

  As of March 31, 1994, 1,384,000 shares of common stock were reserved for exercise of stock options and grants of restricted shares.

3. Dividends.

  Dividends paid during the quarters ended March 31, 1994 and 1993 were based on 18,967,093 and 18,911,142, respectively, common shares outstanding on the applicable dates of record.

4. Earnings per share.

  Earnings per share for the quarters ended March 31, 1994 and 1993 were based on average common shares and common share equivalents outstanding of 19,160,501 and 19,084,251, respectively.

5. Earnings restatement.

  The 1993 first quarter results have been restated to reflect early compliance with SFAS No. 112, "Employers Accounting for Postemployment Benefits." Compliance with the principles established in this standard resulted in a pretax $.6 million, or $.02 per share, cumulative loss on a change in accounting principle, which represents the accumulated postemployment benefit obligation as of January 1, 1993.

6. Contingencies.

  The Company has received notification alleging potential involvement at six former public waste disposal sites which may be subject to remediation. The sites are in various stages of evaluation by federal and state environmental authorities. The projected cost of remediating these sites, as well as the Company's alleged "share" allocation, is uncertain and speculative until all studies have been completed and the parties have either negotiated an amicable resolution or the matter has been judicially resolved. At each site, there are many other parties who have similarly been identified, and the identification and location of additional parties is continuing under applicable federal or state law. Based on the Company's preliminary information about the waste disposal practices at these sites and the environmental regulatory process in general, the Company believes that it is likely that ultimate remediation liability costs of each site will be apportioned among all liable parties, including site owners and waste transporters, according to the volumes and/or toxicity of the wastes shown to have been disposed of at the sites.

  The Company also owns and formerly operated a captive spent foundry sand disposal site near its Dayton foundry. Pursuant to a consent decree with the State of Ohio, an independent consultant was selected by the State and engaged to determine the extent of environmental contamination at the site. The consultant has completed its investigation and submitted its report to the State which concludes, in general, that no environmental contamination attributable to the Company was found at this site. The Company has not received response from the State to this report and cannot predict what that response, if any, will be.

  The Company is also a defendant in a number of products liability lawsuits which are insured, subject to applicable deductibles. The Company has fully accrued for each such lawsuit the cost of the loss reserve within the applicable deductible established by the insurer. The Company has additionally accrued a limited general reserve against possible increases in the Company's liability exposure if further adverse facts develop during the lawsuits. Given the inherent volatility and uncertainty of any products liability litigation, there is a possibility of further increases in the costs of resolving these claims, although the Company has no current reason to believe that any such increase is probable or quantifiable.

  Although none of the aforementioned gives rise to any additional liability that can now be reasonably estimated, it is possible that the Company could incur additional costs in the range of $50,000 to $500,000 over the upcoming five years to fully resolve these matters. The Company accrued the minimum end of this range in 1993. In determining this estimated range of contingent liability, the Company has not discounted to present value nor offset any possible insurance recoveries against such range. The Company will continue to evaluate these contingent loss exposures and, if they develop, recognize expense as soon as such losses can be reasonably estimated.



                                   _____________________________________________





  The financial information contained in this report is unaudited, but, in the opinion of the Company, all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation of the operating results for the period have been made.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Liquidity and Capital Resources - Three Months Ended March 31, 1994

         The Company's capital structure, consisting of long-term debt, deferred items and shareholders' equity, continues to enable the Company to finance short-and long-range business objectives. At March 31, 1994, long-term debt represented 17.7% of the Company's capital structure, compared to 17.3% at December 31, 1993. Based upon a twelve month rolling average, the interest coverage ratio of the Company's indebtedness was 7.8 at March 31, 1994, compared with 7.9 for the twelve months ended December 31, 1993.

         Capital spending in 1994 is expected to be approximately $14.0 million, compared with $8.9 million in 1993. The 1993 expenditures were unusually low as many of the Company's manufacturing and international expansion programs were completed in 1992. The 1994 expenditures will be largely devoted to manufacturing equipment for replacement and new product introductions and improved information systems at Valtek.

         The Company's liquidity position is reflected in a current ratio of
2.7 to 1 at March 31, 1994. This compares to 3.1 to 1 at December 31, 1993. Cash and cash equivalents decreased to $15.4 million from $22.6 million at December 31, 1994. The reduction in the Company's cash balance reflects the purchase of the valve actuator business of Mecair SpA in Milan, Italy on January 5, 1994. At March 31, 1994, the Company had available $8.2 million of lines of credit and $13.4 million under revolving credit agreements, and believes that available cash and these lines of credit arrangements will be adequate to fund operating cash needs through the coming year.

         In May 1994, the Company purchased Sereg Vannes S.A., a leading supplier of automatic control valves to the French petroleum, chemical and power industries which is headquartered in Massy, France. The acquisition has been temporarily financed through utilization of existing short-term credit agreements. Sereg Vannes S.A. sales were approximately $19.0 million in 1993.

Results of Operations - Three Months Ended March 31, 1994

         Net sales for the three months ended March 31, 1994 were a first quarter record $78.0 million, compared to net sales of $74.4 million for the same period in 1993. The increase in sales reflects the acquisition of Mecair and final shipments on the Valtek Malaysian liquid natural gas project.
Foreign contributions to consolidated net sales were 26.8% and 24.1% for the three month periods ended March 31, 1994 and 1993, respectively. The increase in foreign contributions reflects the impact of the Mecair acquisition. For the three months ended March 31, 1994, the Company's U.S. operations had export sales of $5.4 million, compared to $5.7 million for the same period in 1993.
As a result, net sales to foreign customers were 33.8% and 31.8% for the first three months of 1994 and 1993, respectively.

         Gross incoming business for the three months ended March 31, 1994 was $78.2 million. This compares to $73.4 million for the same period in 1993.
The increase in business reflects strong U.S. and Asia-Pacific business activity and improving business in Canada. However, European business remains relatively weak. Backlog at December 31, 1993 was $60.5 million, compared with a backlog of $61.0 million at December 31, 1993. The reduction in backlog reflects final shipments for the Valtek Malaysian project.

         Cost of sales as a percentage of net sales was 62.3% for the three months ended March 31, 1994. This compares to 63.6% for the same period in 1993. The improvement in cost of sales reflects improved burden absorption due to higher levels of plant utilization at the Company's core U.S. operations as well as the continuing positive effects of cost reduction and productivity improvement programs.

         Selling and administrative expenses as a percentage of net sales for the three months ended March 31, 1994 were 25.4%. This compares to 26.0% for the same period in 1993. The decrease in expense as a percentage of net sales is consistent with the Company's plan to leverage expense in 1994. Selling and administrative expense in dollars increased between periods due to consolidation of the Mecair expense. Excluding the Mecair expense, selling and administrative expense was slightly below the comparable period in 1993.

         Other expense, net, was $308,000 for the three months ended March 31, 1994. This compares to income of $58,000 for the same period in 1993. The increase in expense reflects a lower level of foreign currency gains and an increase in accrued incentive compensation expense compared to the first quarter of 1993.

         The effective tax rate was 37.9% for the three month period ended March 31, 1994. This compares to 37.0% for the same period in 1993. The increase in the tax rate reflects the effect of the Revenue Reconciliation Act of 1993.

         Net earnings for the three months ended March 31, 1994 were $3.8 million, or $.20 per share, which compares to 1993 earnings of $2.5 million, or $.13 per share, after the cumulative effect of a change in method of accounting for postemployment benefits. The increase in profit resulted from improved burden absorption and adjustments in the Company's European operations which resulted in the restoration of profits within those operations. Net earnings for future quarters of 1994 and thereafter are uncertain and dependent on general worldwide economic conditions in the Company's major markets and their strong impact on the level of incoming business activity.

                                    PART II
                               OTHER INFORMATION


ITEMS 1-5        Not Applicable During Reporting Period


ITEM 6           Exhibits


                               INDEX TO EXHIBITS

TOPIC                                                               LOCATED AT
                                                                     MANUALLY
                                                                   NUMBERED PAGE


(4)      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
         INDENTURES:

         4.1     Loan Agreement dated September 15, 1986 between
                 The Duriron Company, Inc. and the Metropolitan
                 Life Insurance Company was filed with the
                 Commission as Exhibit 4.1 to the Company's
                 Quarterly Report on Form 10-Q for the quarter
                 ended September 30, 1986...............................   *

         4.2     Lease agreement, indenture of mortgage and
                 deed of trust, and guarantee agreement, all
                 executed on June 1, 1978 in connection with
                 9-1/8% Industrial Development Revenue Bonds,
                 Series A, City of Cookeville, Tennessee................   +

         4.3     Lease agreement, indenture of trust, and
                 guaranty agreement, all executed on June 1,
                 1978 in connection with 7-3/8% Industrial
                 Development Revenue Bonds, Series B, City of
                 Cookeville, Tennessee..................................   +

TOPIC                                                               LOCATED AT
                                                                     MANUALLY
                                                                   NUMBERED PAGE


         4.4     Lease agreement, indenture of mortgage and
                 agreement, lessee guaranty agreement, and
                 letter of representation and indemnity
                 agreement, all dated as of December 1, 1983
                 and executed in connection with the Industrial
                 Development Revenue Bonds (1983 The Duriron
                 Company, Inc. Project), Erie Company,
                 New York Industrial Development Agency
                 were filed with the Commission as Exhibit
                 4.4 to the Company's Report on Form 10-K
                 for the year ended December 31, 1983.................   *

         4.5     Form of Rights Agreement dated as of August 1,
                 1986 between The Duriron Company, Inc. and Bank
                 One, Indianapolis, National Association, as
                 Rights Agent was filed as an Exhibit to the
                 Company's Form 8-A dated August 13, 1986.............   *

         4.6     Credit Agreement, dated as of March 19, 1987,
                 between The Duriron Company, Inc. and The Chase
                 Manhattan Bank, N.A., including the form of
                 Promissory Note delivered in connection
                 therewith, was filed with the Commission as
                 Exhibit 6 to the Company's Current Report on
                 Form 8-K dated April 6, 1987.........................   *

         4.7     Loan Agreement, dated as of March 19, 1987,
                 between The Duriron Company, Inc. and
                 Metropolitan Life Insurance Company, including
                 the form of Promissory Note delivered in
                 connection therewith, was filed with the
                 Commission as Exhibit 7 to the Company's
                 Current Report on Form 8-K dated April 6, 1987.......   *

         4.8     The Credit Agreement between The Duriron
                 Company, Inc. and Bank One, Dayton, N.A.,
                 dated as of November 30, 1989........................   +

         4.9     Interest Rate and Currency Exchange Agreement
                 between the Company and Barclays Bank dated
                 November 17, 1992 PLC in the amount of
                 $25,000,000 was filed as Exhibit 4.9 to
                 Company's Report of Form 10-K for year ended
                 December 31, 1992....................................   *

TOPIC                                                               LOCATED AT
                                                                     MANUALLY
                                                                   NUMBERED PAGE

         4.10    Loan Agreement in the amount of $25,000,000
                 between the Company and Metropolitan Life
                 Insurance Company dated November 12, 1992 was
                 filed as Exhibit 4.10 to the Company's Annual
                 Report on Form 10-K for the year ended
                 December 31, 1992 ......................................  *

         4.11    Revolving Credit Agreement between the
                 Company and Fifth Third Bank dated
                 November 23, 1992 in the amount of
                 $10,000,000 ............................................  +

(10)     MATERIAL CONTRACTS:  (See Footnote "a")

         10.1    The Duriron Company, Inc. Incentive Compensation
                 Plan (the "Incentive Plan") for Key Employees
                 as amended and restated effective January 1,
                 1994 was filed as Exhibit 10.1 to the Company's Annual
                 Report on Form 10-K for the year ended December 31,
                 1993....................................................  *

         10.2    The Duriron Company, Inc. Supplemental Pension
                 Plan for Salaried Employees was filed with the
                 Commission as Exhibit 10.4 to the Company's
                 Annual Report on Form 10-K for the year ended
                 December 31, 1987.......................................  *

         10.3    The Duriron Company, Inc. Deferred Compensation
                 Plan for Directors was filed as Exhibit 10.5
                 to the Company's Annual Report on Form 10-K for the
                 year ended December 31, 1987............................  *

         10.4    Form of Employment Agreement between The Duriron
                 Company, Inc. and each of the current officers was
                 filed as Exhibit 10.4 to the Company's Annual Report
                 on Form 10-K for year ended December 31, 1992...........  *

         10.5    The Duriron Company, Inc. CEO Discretionary
                 Bonus Plan was filed with the Commission as
                 Exhibit 10.8 to the Company's Annual Report
                 on Form 10-K for the year ended December
                 31, 1986................................................  *

         10.6    The Duriron Company, Inc. First Master Benefit
                 Trust Agreement dated October 1, 1987 was filed
                 as Exhibit 10.11 to the Company's Annual Report on
                 Form 10-K for the year ended December 31, 1987..........  *

TOPIC                                                               LOCATED AT
                                                                     MANUALLY
                                                                   NUMBERED PAGE

         10.7    The Duriron Company, Inc. Second Master Benefit
                 Trust Agreement dated October 1, 1987 was filed
                 as Exhibit 10.12 to the Company's Annual Report on
                 Form 10-K for the year ended December 31, 1987.........   *

         10.8    The Duriron Company, Inc. Long-Term Incentive
                 Plan (the "Long-Term Plan"), as amended and
                 restated effective November 1, 1993 was filed as
                 Exhibit 10.8 to the Company's Annual Report on Form
                 10-K for the year ended December 31, 1993..............   *

         10.9    The Duriron Company, Inc. 1989 Stock Option Plan
                 as amended and restated April 23, 1991 was filed
                 as Exhibit 10.11 to the Company's Annual Report
                 on Form 10-K for the year ended December 31,
                 1991 ..................................................   *

         10.10   The Duriron Company, Inc. 1989 Restricted Stock
                 Plan (the "Restricted Stock Plan") as
                 amended and restated effective April 23, 1991,
                 was filed as Exhibit 10.12 to the Company's
                 Annual Report on Form 10-K for the year
                 ended December 31, 1991 ...............................   *

         10.11   The Duriron Company, Inc. Retirement Compensation
                 Plan for Directors was filed as Exhibit 10.15 on
                 the Company's Annual Report to Form 10-K for the
                 year ended December 31, 1988...........................   *

         10.12   The Company's Employee Protection Plan (which
                 provides severance benefits for certain employees
                 after a change of control of the Company) was
                 filed as Exhibit 10.15 to the Company's Annual
                 Report on Form 10-K for the year ended
                 December 31, 1989......................................   *

         10.13   The Company's Benefit Equalization Pension Plan
                 was filed as Exhibit 10.16 to the Company's Annual
                 Report on Form 10-K for the year ended December 31,
                 1989...................................................   *

         10.14   The Company's Equity Incentive Plan for
                 Officers was filed as Exhibit 10.20 to the Company's
                 Annual Report on Form 10-K for the year ended
                 December 31, 1990......................................   *

TOPIC                                                               LOCATED AT
                                                                     MANUALLY
                                                                   NUMBERED PAGE

         10.15   Supplemental Pension Agreement between the
                 Company and William M. Jordan dated
                 January 18, 1993 was filed as Exhibit 10.15
                 to the Company's Annual Report on Form 10-K
                 for the year ended December 31, 1992..................  *

         10.16   Employment Agreement between the Company and
                 John S. Haddick dated December 18, 1992 was
                 filed as Exhibit 10.16 to the Company's Annual
                 Report on Form 10-K for the year ended
                 December 31, 1992.....................................  *

         10.17   1979 Stock Option Plan, as amended and
                 restated April 23, 1991, and Amendment #1
                 thereto dated December 15, 1992 was filed as
                 Exhibit 10.17 to the Company's Annual Report
                 on Form 10-K for the year ended
                 December 31, 1992 ....................................  *

         10.18   Amendment #1 dated December 15, 1992 to the
                 aforementioned Benefit Equalization Pension Plan
                 was filed as Exhibit 10.18 to the Company's
                 Annual Report on Form 10-K for the year
                 ended December 31, 1992 ..............................  *

         10.19   Deferred Compensation Plan for Executives was
                 filed as Exhibit 10.19 to the Company's Annual
                 Report on Form 10-K for the year ended
                 December 31, 1992 ....................................  *

         10.20   Amendment #1 to amended and restated
                 1989 Restricted Stock Plan was filed as Exhibit
                 10.20 to the Company's Annual Report on Form 10-K
                 for the year ended December 31, 1992 .................  *

         10.21   Amendment #1 to Equity Incentive Plan was filed
                 as Exhibit 10.21 to the Company's Annual Report
                 on Form 10-K for the year ended December
                 31, 1992 .............................................  *

         10.22   Employment Agreement between the Company
                 and W.M. Jordan dated May 11, 1992 was filed as
                 Exhibit 10.22 to the Company's Annual Report on
                 Form 10-K for the year ended December 31,
                 1992 .................................................  *

TOPIC                                                               LOCATED AT
                                                                     MANUALLY
                                                                   NUMBERED PAGE

         10.23   Employment Agreement between the Company
                 (through its Utah subsidiary, Valtek
                 Inc.) and Charles L. Bates dated March
                 24, 1987 was filed as Exhibit 4 to the
                 Company's Report on Form 8-K dated
                 April 6, 1987...........................................  *

         10.24   Amendment #1 to the first Master Benefit Trust
                 Agreement dated October 1, 1987 was filed as Exhibit
                 10.24 to the Company's Annual Report on Form 10-K
                 for the year ended December 31, 1993....................  *

         10.25   Amendment #2 and Amendment #3 to Equity Incentive
                 Plan were filed as Exhibit 10.25 to the Company's
                 Annual Report on Form 10-K for the year ended
                 December 31, 1993......................................   *



_______________

"*" Indicates that the exhibit is incorporated by reference into this Quarterly Report on Form 10-Q from a previous filing with the Commission.

"+" Indicates that the document relates to a class of indebtedness that does not exceed 10% of the total assets of the Company and subsidiaries and that the Company will furnish a copy of the document to the Commission upon request.

"a" The documents identified under Item 10 include all management contracts and compensatory plans and arrangements required to be filed as exhibits.




ITEM 6(b)        Not Applicable During Reporting Period

                                   SIGNATURE

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      THE DURIRON COMPANY, INC.
                                      (Registrant)


                                      /S/ Bruce E. Hines
                                      ________________________________
                                      Bruce E. Hines
                                      Senior Vice President
                                      Chief Administrative Officer





Date:  May 13, 1994