Form 10-Q
period 1994-06-30
DURIRON CO INC
filed 1994-08-15
CIK 30625

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                          ----------------------------

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                       __________________________________


        For Quarter Ended June 30, 1994   Commission File Number 0-325
                          -------------                          -----

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

                         YES  X               NO______
                             ---

Shares of Common Stock, $1.25 par value, outstanding as of June 30, 1994.......
18,976,925

                        PART I:  Financial Information

                                                     THE DURIRON COMPANY, INC.
                                               Consolidated Statement of Operations
                                              Six Months Ended June 30, 1994 and 1993
                                           (dollars in thousands except per share data)





                                                               1994             1993
                                                             -------          -------
Revenues:
  Net sales                                                $ 163,708        $ 152,572

Costs and expenses:
  Cost of sales                                              102,839           95,807
  Selling and administrative                                  40,843           39,705
  Research, engineering and development                        4,780            4,365
  Interest                                                     1,978            1,941
  Other, net                                                     831              473
                                                             -------          -------

                                                             151,271          142,291

Earnings before income taxes                                  12,437           10,281

Provision for income taxes                                     4,660            3,800
                                                             -------          -------

Earnings before cumulative effect of a change
    in accounting principle                                    7,777            6,481

Cumulative effect of change in method of accounting
    for postemployment benefits -
    net of tax of $231 - $.02 per share                           --             (385)
                                                             -------          -------

Net earnings                                                   7,777            6,096
                                                             =======          =======

Earnings per share before cumulative effect of
   change in accounting principle                            $  0.41          $  0.34
                                                             =======          =======

Earnings per share                                           $  0.41          $  0.32
                                                             =======          =======



                           (See accompanying notes)

                                                     THE DURIRON COMPANY, INC.
                                               Consolidated Statement of Operations
                                              Quarters Ended June 30, 1994 and 1993
                                           (dollars in thousands except per share data)



                                                1994             1993
                                              -------          -------
Revenues:
  Net sales                                  $ 85,750         $ 78,209

Costs and expenses:
  Cost of sales                                54,294           48,489
  Selling and administrative                   21,046           20,337
  Research, engineering and development         2,429            2,158
  Interest                                      1,087              969
  Other, net                                      522              531
                                              -------          -------

                                               79,378           72,484

Earnings before income taxes                    6,372            5,725

Provision for income taxes                      2,360            2,115
                                              -------          -------

Net earnings                                    4,012            3,610
                                              =======          =======

Earnings per share                            $  0.21          $  0.19
                                              =======          =======



                           (See accompanying notes)




                                                     THE DURIRON COMPANY, INC.
                                                    Consolidated Balance Sheet
                                           (dollars in thousands except per share data)



                                                                                             June 30,   December 31,
ASSETS                                                                                          1994        1993
                                                                                            ----------  ------------
Current assets:
  Cash and cash equivalents                                                                 $    8,587    $ 22,640
  Accounts receivable                                                                           66,744      57,196
  Inventories                                                                                   65,730      55,000
  Prepaid expenses                                                                               6,299       4,449

                                                                                            ----------  ----------
    Total current assets                                                                       147,360     139,285

Property, plant and equipment, at cost                                                         182,448     164,824
  Less accumulated depreciation and amortization                                                99,175      91,047

                                                                                            ----------  ----------
    Net property, plant and equipment                                                           83,273      73,777

Intangibles and other assets                                                                    41,580      34,878
                                                                                            ----------  ----------
Total assets                                                                                $  272,213  $  247,940
                                                                                            ==========  ==========


LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Accounts payable                                                                          $   21,567  $   14,138
  Notes payable                                                                                  4,985         339
  Income taxes                                                                                  (1,055)      2,676
  Accrued liabilities                                                                           27,426      22,734
  Long-term debt due within one year                                                             4,247       5,662

                                                                                            ----------  ----------
    Total current liabilities                                                                   57,170      45,549

Long-term debt due after one year                                                               41,444      34,925

Postretirement benefits and other deferred items                                                40,685      39,895

Shareholders' equity:
  Serial preferred stock, $1.00 par value,
    no shares issued                                                                              --          --
  Common stock, $1.25 par value, 18,976,925
    shares issued (18,952,883 in 1992)                                                          23,724      15,794
  Capital in excess of par value                                                                 3,548      11,433
  Retained earnings                                                                            106,393     102,600

                                                                                            ----------  ----------
                                                                                               133,665     129,827

Foreign currency and other equity
  adjustments                                                                                     (751)     (2,256)

                                                                                            ----------  ----------
  Total shareholders' equity                                                                   132,914     127,571

                                                                                            ----------  ----------
Total liabilities and shareholders' equity                                                  $  272,213  $  247,940
                                                                                            ==========  ==========



(See accompanying notes)


                                                     THE DURIRON COMPANY, INC.
                                               Consolidated Statement of Cash Flows
                                              Six Months Ended June 30, 1994 and 1993
                                                      (dollars in thousands)


                                                                                            1994        1993
                                                                                          --------   ---------
Increase (decrease) in cash and cash equivalents:

Operating activities:
  Earnings before cumulative effect of a change in
    accounting principle                                                                $    7,777  $   6,481
  Cumulative effect of change in method of accounting
    for postretirement benefits                                                                 --       (385)
                                                                                         ---------  ---------
  Net earnings                                                                               7,777      6,096
  Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Depreciation and amortization                                                            6,759      6,391
    Loss on the sale of fixed assets                                                          (177)        72
  Change in assets and liabilities net of
  effects of acquisitions and divestitures:
    Accounts receivable                                                                     (1,467)      (727)
    Inventories                                                                             (1,650)      (205)
    Prepaid expenses                                                                        (1,734)    (1,147)
    Accounts payable and accrued liabilities                                                   885     (1,888)
    Income taxes                                                                            (3,502)    (1,536)
    Postretirement benefits and other deferred items                                           (83)     4,180
                                                                                        ----------   --------
Net cash flows from operating activities                                                     6,808     11,236

Investing activities:
  Capital expenditures                                                                      (5,162)    (4,287)
  Payment for acquisitions, net of cash acquired                                           (14,900)        --
  Other                                                                                       (144)      (388)
                                                                                        ----------    -------
Net cash flows from investing activities                                                   (20,206)    (4,675)

Financing activities:
  Net repayments under lines-of-credit                                                         119       (169)
  Payments on long-term debt                                                                (3,631)    (2,904)
  Proceeds from long-term debt                                                               6,253        299
  Proceeds from issuance of common stock                                                       219        274
  Dividends paid                                                                            (3,984)    (3,783)

Net cash flows from financing activities                                                    (1,024)    (6,283)
                                                                                         ---------   --------
Effect of exchange rate changes                                                                369       (134)
                                                                                         ---------   --------
Net increase in cash and cash equivalents                                                  (14,053)       144

Cash and cash equivalents at beginning of year                                              22,640     17,342
                                                                                        ----------   --------
Cash and cash equivalents at end of period                                              $    8,587  $  17,486
                                                                                        ==========  =========
Supplemental disclosures of
cash flow information:
Cash paid during year for:
  Interest                                                                              $    1,770  $   1,884
  Income taxes                                                                          $    8,392  $   5,178




                                                        (See accompanying notes)






                          THE DURIRON COMPANY, INC.
                  Notes to Consolidated Financial Statements
       (dollars presented in tables in thousands except per share data)


1.  Inventories.
    The amount of inventories and the method of determining costs for the quarter ended June 30, 1994 and the year ended December 31, 1993 were as follows:


                                                     Domestic           Foreign
                                                    Inventories       Inventories         Total
                                                       (LIFO)            (FIFO)         Inventories
                                                    -----------------------------------------------
    June 30, 1994
          Raw materials                            $      245         $     820        $      1,065
          Work in process and finished goods           36,354            28,311              64,665
                                                    ---------           -------          ----------
                                                   $   36,599         $  29,131        $     65,730
                                                    =========           =======          ==========
    December 31, 1993
         Raw materials                             $      303         $     695        $        998
         Work in process and finished goods            35,328            18,674              54,002
                                                    ---------           -------          ----------
                                                   $   35,631         $  19,369        $     55,000
                                                    =========           =======          ==========

     LIFO inventories at current cost are $26,317,000 and $26,341,000 higher than reported at June 30, 1994 and December 31, 1993, respectively.
     During 1993 certain inventory quantities were reduced which resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years. The effect was to increase net earnings for the year by $2,792,000.

2. Shareholders' equity. There are authorized 30,000,000 shares of $1.25 par value common stock and 1,000,000 shares of $1.00 par value preferred stock. Changes in the six months ended June 30, 1993 and 1994 were as follows:



                                                                    Capital in                                          Total
                                                        Common      excess of      Retained        Equity            shareholders'
                                                         stock      par value      earnings      adjustments           equity
                                                      ---------------------------------------------------------------------------
    Balance at December 31, 1992                      $  15,745        10,994         94,066           (678)       $    120,127

    Net earnings                                                                       6,096                              6,096
    Cash dividends                                                                    (3,783)                            (3,783)
    Net shares issued (27,734) under stock plans             35           213                            26                 274
    Treasury stock                                                                                                            0
    Foreign currency translation adjustment                                                          (1,077)             (1,077)
                                                      ---------       -------       --------         ------        ------------
    Balance at June 30, 1993                          $  15,780        11,207         96,379         (1,729)       $    121,637
                                                      =========       =======       ========         ======        ============

    Balance at December 31, 1993                      $  15,794        11,433        102,600         (2,256)       $    127,571

    Net earnings                                                                       7,777                              7,777
    Cash dividends                                                                    (3,984)                            (3,984)
    Shares issued for three-for-two stock split           7,897        (7,897)                                                0
    Net shares issued (26,715) under stock plans             33            12                            58                 103
    Foreign currency translation adjustment                                                           1,447               1,447
                                                      ---------       -------        -------         ------        ------------
    Balance at June 30, 1994                          $  23,724         3,548        106,393           (751)       $    132,914
                                                      =========       =======        =======         ======        ============



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

    As of June 30, 1994, 1,372,000 shares of common stock were reserved for exercise of stock options and grants of restricted shares.

3.  Dividends.

    Dividends paid during the quarters ended June 30, 1994 and 1993 were based on 18,976,824 and 18,920,955 respectively, common shares outstanding on the applicable dates of record.

4.  Earnings per share.

    Earnings per share for the quarters ended June 30, 1994 and 1993 were based on average common shares and common share equivalents outstanding of 19,145,313 and 19,075,010, respectively.

5.  Earnings restatement.

    The 1993 results have been restated to reflect early compliance with SFAS No. 112, "Employers Accounting for Postemployment Benefits." Compliance with the principles established in this standard resulted in a pretax $.6 million, or $.02 per share, cumulative loss on a change in accounting principle, which represents the accumulated postemployement benefit obligation as of January 1, 1993.

6.  Contingencies.

    The Company has received notification alleging potential involvement at several former public waste disposal sites which may be subject to remediation. The sites are in various stages of evaluation by federal and state environmental authorities. The projected cost of remediating these sites, as well as the Company's alleged "share" allocation, is uncertain and speculative until all studies have been completed and the parties have either negotiated an amicable resolution or the matter has been judicially resolved. At each site, there are many other parties who have similarly been identified, and the identification and location of additional parties is continuing under applicable federal or state law. Based on the Company's preliminary information about the waste disposal practices at these sites and the environmental regulatory process in general, the Company believes that it is likely that ultimate remediation liability costs of each site will be apportioned among all liable parties, including site owners and waste transporters, according to the volumes and/or toxicity of the wastes shown to have been disposed of at the sites.

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

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Liquidity and Capital Resources - Six Months Ended June 30, 1994

  The Company's capital structure, consisting of long-term debt, deferred items and shareholders' equity, continues to enable the Company to finance short-and long-range business objectives. At June 30, 1994, long-term debt represented 19.3% of the Company's capital structure, compared to 17.3% at December 31, 1993. The increase reflects long-term debt borrowed to purchase Sereg Vannes S.A., an automatic control valve manufacturer located in Massy, France. The combination of long-term debt and internal cash were utilized to acquire Sereg Vannes. Based upon a twelve month rolling average, the interest coverage ratio of the Company's indebtedness was 7.3 at June 30, 1994, compared with 7.9 for the twelve months ended December 31, 1993.

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

  The Company's liquidity position is reflected in a current ratio of 2.6 to 1 at June 30, 1994. This compares to 3.1 to 1 at December 31, 1993. Cash and cash equivalents decreased to $8.6 million from $22.6 million at December 31, 1994. The reduction in the Company's cash balance reflects the purchase of Mecair SpA in Milan, Italy and the purchase of Sereg Vannes S.A. At June 30, 1994, the Company had available $8.2 million of lines of credit and $13.4 million under revolving credit agreements, and believes that available cash and these lines of credit arrangements will be adequate to fund operating cash needs throughout 1994.

Results of Operations - Six Months Ended June 30, 1994

  Net sales for the six months ended June 30, 1994 were a record $163.7 million, compared to net sales of $152.6 million for the same period in 1993. The increase in sales reflects the acquisitions of Mecair and Sereg Vannes as well as increased sales of pumps, manual valves and valve automation products in North America. Foreign contributions to consolidated net sales were 29.3% and 24.6% for the six month periods ended June 30, 1994 and 1993, respectively. The increase in foreign contributions reflects the impact of the Mecair and Sereg Vannes acquisitions. For the six months ended June 30, 1994, the Company's U.S. operations had export sales of $12.6 million, compared to $10.2 million for the same period in 1993. As a result, net sales to foreign customers were 37.0% and 31.3% for the first six months of 1994 and 1993, respectively.

  Gross incoming business for the six months ended June 30, 1994 was a record $166.0 million. This compares to $157.1 million for the same period in 1993. The increase reflects the 1994 acquisitions and improved business in the North American market for process pumps, manual valves and valve automation products. Partially offsetting the increases were reduced levels of business at Valtek and Kammer where large jobs were booked during the first six months of 1993. Backlog at June 30, 1994 was $69.7 million, compared with a backlog of $61.0 million at December 31, 1993.

  Cost of sales as a percentage of net sales was 62.8% for the six months ended June 30, 1994. This compares to 62.8% for the same period in 1993. Cost of sales in 1994 was favorably impacted by improved burden absorption due to higher levels of plant utilization at the Company's core U.S. operations as well as the continuing positive effects of cost reduction and productivity improvement programs. Offsetting these were the negative effects of continued competitive pricing pressures, particularly in Valtek's automatic control valve business, and transitional costs associated with the acquisition of Sereg Vannes.

  Selling and administrative expenses as a percentage of net sales for the six months ended June 30, 1994 were 25.0%. This compares to 26.0% for the same period in 1993. The decrease in expense as a percentage of net sales is consistent with the Company's plan to leverage expense in 1994. Selling and administrative expense in dollars increased between periods due to consolidation of the Mecair and Sereg Vannes expense. Excluding the acquisitions, selling and administrative expense was slightly below the comparable period in 1993.

  Other expense, net, was $831,000 for the six months ended June 30, 1994.
This compares to expense of $473,000 for the same period in 1993. The increase in expense reflects foreign currency losses in 1994 compared with gains recognized in 1993 as well as an increase in accrued incentive compensation expense in 1994 compared with the first six months of 1993.

  The effective tax rate was 37.5% for the six month period ended June 30, 1994. This compares to 37.0% for the same period in 1993. The increase in the tax rate in 1994 reflects the effect of the Revenue Reconciliation Act of 1993. The 1994 tax rate was reduced from 37.9% during the second quarter as a result of favorable resolution on a state tax issue with the State of Utah.

  Net earnings for the six months ended June 30, 1994 were $7.8 million, or $.41 per share, which compares to 1993 earnings of $6.1 million, or $.32 per share, after the cumulative effect of a change in method of accounting for postemployment benefits. The increase in profit resulted from improved burden absorption, leveraging of selling and administrative expenses and adjustments in the Company's European operations which resulted in the restoration of profits within those operations.

Results of Operations - Three Months Ended June 30, 1994

  Net sales for the three months ended June 30, 1994 were a record $85.6 million, compared to net sales of $78.2 million for the same period in 1993. The increase reflects the acquisitions and improved pump, valve and valve automation products business in North America. Foreign subsidiary contributions to net sales were 31.6% and 25.7% for the three month periods ended June 30, 1994 and 1993, respectively. The increase in foreign subsidiary contributions reflects the acquisitions of Mecair and Sereg Vannes.

  Incoming business for the second quarter of $87.8 million was a record. This compares to $83.7 million for the same period in 1992. The increase in incoming business between comparable periods reflects the acquisitions as well as improved North American pump business.

  Cost of sales as a percentage of net sales was 63.3% for the quarterly period ended June 30,

  1994. This compares to 62.0% for the same period in 1993. The increase in cost of sales between comparable periods resulted from competitive pricing and transitional costs associated with the acquisition of SEREG VANNES. Partially offsetting the increase was improved burden absorption at the Company's core U.S. manufacturing facilities.

        Selling and administrative expenses as a percentage of net sales were 24.5%, compared to 26.0% for the same period in 1993. The decrease in expense as a percentage of net sales is consistent with the Company's plan to leverage expense in 1994. Selling and administrative expense in dollars increased between periods due to consolidation of the Mecair and Sereg Vannes expense. Excluding the acquisitions, selling and administrative expense was slightly below the comparable period in 1993.

        The effective tax rate was 37.0% for the quarter ended June 30, 1994. This compares to 37.0% for the same period in 1992. The reduction in the tax rate from the first quarter of 1994 reflects favorable resolution of a tax issue with the State of Utah.

        Net earnings for the quarter ended June 30, 1994 were $4.0 million, or $.21 per share. This compares to 1993 second quarter net earnings of $3.6 million, or $.19 per share. Net earnings for future quarters of 1994 and thereafter are uncertain and dependent on general worldwide economic conditions in the Company's major markets and their strong impact on the level of incoming business activity.

                                                    PART II:  Other Information

                                                         Other Information



                                                              PART II
                                                         OTHER INFORMATION


ITEMS 1-3        Not Applicable During Reporting Period

ITEM 4           The Company held its Annual Meeting of Shareholders on April 21, 1994. Shareholders there elected Robert E.
                 Frazer, Diane C. Harris and William M. Jordan to new three year terms on the Board of Directors, while also approving the appointment of Ernst & Young as independent public accountants of the Company for 1994.  Actual vote tabulations were as follows:


                 Issue                                         For           Against    Abstain
                 -----                                         ---           -------     -------

                 Election of Directors:
                          R. E. Frazer                      11,189,030       127,881      0
                          D. C. Harris                      11,190,555       126,356      0
                          W. M. Jordan                      11,192,297       124,613      0
                 Approval of Ernst & Young                  11,253,452        25,445      38,014

                 Directors remaining in officer were S. C. Mason, J. S. Haddick (Chairman), K. E. Sheehan, R. E. White, C. L.
                 Bates, E. Green, J. F. Schorr and H. A. Shaw.

ITEM 5           Not Applicable During Reporting Period

ITEM 6           Exhibits


                                                               INDEX TO EXHIBITS

TOPIC                                                                                            LOCATED AT
- - -----                                                                                             MANUALLY
                                                                                                NUMBERED PAGE
                                                                                                -------------

(4)      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES:

         4.1     Loan Agreement dated September 15, 1986 between
                 The Duriron Company, Inc. and the Metropolitan
                 Life Insurance Company was filed with the
                 Commission as Exhibit 4.1 to the Company's
                 Quarterly Report on Form 10-Q for the quarter
                 ended September 30, 1986.........................................                    *

TOPIC                                                                                            LOCATED AT
- - -----                                                                                             MANUALLY
                                                                                                NUMBERED PAGE
                                                                                                -------------

         4.2     Lease agreement, indenture of mortgage and
                 deed of trust, and guarantee agreement, all
                 executed on June 1, 1978 in connection with
                 9-1/8% Industrial Development Revenue Bonds,
                 Series A, City of Cookeville, Tennessee...................                   +

         4.3     Lease agreement, indenture of trust, and
                 guaranty agreement, all executed on June 1,
                 1978 in connection with 7-3/8% Industrial
                 Development Revenue Bonds, Series B, City of
                 Cookeville, Tennessee..................................................                   +

         4.4     Lease agreement, indenture of mortgage and
                 agreement, lessee guaranty agreement, and
                 letter of representation and indemnity
                 agreement, all dated as of December 1, 1983
                 and executed in connection with the Industrial
                 Development Revenue Bonds (1983 The Duriron
                 Company, Inc. Project), Erie Company,
                 New York Industrial Development Agency
                 were filed with the Commission as Exhibit
                 4.4 to the Company's Report on Form 10-K
                 for the year ended December 31, 1983....................                     *

         4.5     Form of Rights Agreement dated as of August 1,
                 1986 between The Duriron Company, Inc. and Bank
                 One, Indianapolis, National Association, as
                 Rights Agent was filed as an Exhibit to the
                 Company's Form 8-A dated August 13, 1986..........                           *

         4.6     Credit Agreement, dated as of March 19, 1987,
                 between The Duriron Company, Inc. and The Chase
                 Manhattan Bank, N.A., including the form of
                 Promissory Note delivered in connection
                 therewith, was filed with the Commission as
                 Exhibit 6 to the Company's Current Report on
                 Form 8-K dated April 6, 1987....................................                     *

         4.7     Loan Agreement, dated as of March 19, 1987,
                 between The Duriron Company, Inc. and
                 Metropolitan Life Insurance Company, including
                 the form of Promissory Note delivered in
                 connection therewith, was filed with the
                 Commission as Exhibit 7 to the Company's
                 Current Report on Form 8-K dated April 6, 1987..                    *

TOPIC                                                                                            LOCATED AT
- - -----                                                                                             MANUALLY
                                                                                                NUMBERED PAGE
                                                                                                -------------

         4.8     The Credit Agreement between The Duriron
                 Company, Inc. and Bank One, Dayton, N.A.,
                 dated as of November 30, 1989..................................                           +

         4.9     Interest Rate and Currency Exchange Agreement
                 between the Company and Barclays Bank dated
                 November 17, 1992 PLC in the amount of
                 $25,000,000 was filed as Exhibit 4.9 to
                 Company's Report of Form 10-K for year ended
                 December 31, 1992.......................................................                  *

         4.10    Loan Agreement in the amount of $25,000,000
                 between the Company and Metropolitan Life
                 Insurance Company dated November 12, 1992 was
                 filed as Exhibit 4.10 to the Company's Annual
                 Report on Form 10-K for the year ended
                 December 31, 1992 ......................................................                  *

         4.11    Revolving Credit Agreement between the
                 Company and Fifth Third Bank dated
                 November 23, 1992 in the amount of
                 $10,000,000 ....................................................................          +

(10)     MATERIAL CONTRACTS:  (See Footnote "a")

         10.1    The Duriron Company, Inc. Incentive Compensation
                 Plan (the "Incentive Plan") for Key Employees
                 as amended and restated effective January 1,
                 1994 was filed as Exhibit 10.1 to the Company's Annual
                 Report on Form 10-K for the year ended December 31,
                 1993.................................................................................                 *

         10.2    The Duriron Company, Inc. Supplemental Pension
                 Plan for Salaried Employees was filed with the
                 Commission as Exhibit 10.4 to the Company's
                 Annual Report on Form 10-K for the year ended
                 December 31, 1987.......................................................                  *

         10.3    The Duriron Company, Inc. Deferred Compensation
                 Plan for Directors was filed as Exhibit 10.5
                 to the Company's Annual Report on Form 10-K for the
                 year ended December 31, 1987..................................                            *

TOPIC                                                                                            LOCATED AT
- - -----                                                                                             MANUALLY
                                                                                                NUMBERED PAGE
                                                                                                -------------

         10.4    Form of Employment Agreement between The Duriron
                 Company, Inc. and each of the current officers was
                 filed as Exhibit 10.4 to the Company's Annual Report
                 on Form 10-K for year ended December 31, 1992.                      *

         10.5    The Duriron Company, Inc. CEO Discretionary
                 Bonus Plan was filed with the Commission as
                 Exhibit 10.8 to the Company's Annual Report
                 on Form 10-K for the year ended December
                 31, 1986..................................................                              *

         10.6    The Duriron Company, Inc. First Master Benefit
                 Trust Agreement dated October 1, 1987 was filed
                 as Exhibit 10.11 to the Company's Annual Report on
                 Form 10-K for the year ended December 31, 1987.                     *

         10.7    The Duriron Company, Inc. Second Master Benefit
                 Trust Agreement dated October 1, 1987 was filed
                 as Exhibit 10.12 to the Company's Annual Report on
                 Form 10-K for the year ended December 31, 1987.                     *

         10.8    The Duriron Company, Inc. Long-Term Incentive
                 Plan (the "Long-Term Plan"), as amended and
                 restated effective November 1, 1993 was filed as
                 Exhibit 10.8 to the Company's Annual Report on Form
                 10-K for the year ended December 31, 1993.........                  *

         10.9    The Duriron Company, Inc. 1989 Stock Option Plan
                 as amended and restated April 23, 1991 was filed
                 as Exhibit 10.11 to the Company's Annual Report
                 on Form 10-K for the year ended December 31,
                 1991 .........................................................                          *

         10.10   The Duriron Company, Inc. 1989 Restricted Stock
                 Plan (the "Restricted Stock Plan") as
                 amended and restated effective April 23, 1991,
                 was filed as Exhibit 10.12 to the Company's
                 Annual Report on Form 10-K for the year
                 ended December 31, 1991 ..........................................                  *

         10.11   The Duriron Company, Inc. Retirement Compensation
                 Plan for Directors was filed as Exhibit 10.15 on
                 the Company's Annual Report to Form 10-K for the
                 year ended December 31, 1988..................................                      *

TOPIC                                                                                            LOCATED AT
- - -----                                                                                             MANUALLY
                                                                                                NUMBERED PAGE
                                                                                                -------------
         10.12   The Company's Employee Protection Plan (which
                 provides severance benefits for certain employees
                 after a change of control of the Company) was
                 filed as Exhibit 10.15 to the Company's Annual
                 Report on Form 10-K for the year ended
                 December 31, 1989...........................................                           *

         10.13   The Company's Benefit Equalization Pension Plan
                 was filed as Exhibit 10.16 to the Company's Annual
                 Report on Form 10-K for the year ended December 31,
                 1989...................................................................                *

         10.14   The Company's Equity Incentive Plan for
                 Officers was filed as Exhibit 10.20 to the Company's
                 Annual Report on Form 10-K for the year ended
                 December 31, 1990.......................................................                               *

         10.15   Supplemental Pension Agreement between the
                 Company and William M. Jordan dated
                 January 18, 1993 was filed as Exhibit 10.15
                 to the Company's Annual Report on Form 10-K
                 for the year ended December 31, 1992....................                      *

         10.16   Employment Agreement between the Company and
                 John S. Haddick dated December 18, 1992 was
                 filed as Exhibit 10.16 to the Company's Annual
                 Report on Form 10-K for the year ended
                 December 31, 1992.......................................................               *

         10.17   1979 Stock Option Plan, as amended and
                 restated April 23, 1991, and Amendment #1
                 thereto dated December 15, 1992 was filed as
                 Exhibit 10.17 to the Company's Annual Report
                 on Form 10-K for the year ended
                 December 31, 1992 ......................................................               *

         10.18   Amendment #1 dated December 15, 1992 to the
                 aforementioned Benefit Equalization Pension Plan
                 was filed as Exhibit 10.18 to the Company's
                 Annual Report on Form 10-K for the year
                 ended December 31, 1992 ..........................................                     *

         10.19   Deferred Compensation Plan for Executives was
                 filed as Exhibit 10.19 to the Company's Annual
                 Report on Form 10-K for the year ended
                 December 31, 1992 ......................................................               *

TOPIC                                                                                            LOCATED AT
- - -----                                                                                             MANUALLY
                                                                                                NUMBERED PAGE
                                                                                                -------------

         10.20   Amendment #1 to amended and restated
                 1989 Restricted Stock Plan was filed as Exhibit
                 10.20 to the Company's Annual Report on Form 10-K
                 for the year ended December 31, 1992 ...................                     *

         10.21   Amendment #1 to Equity Incentive Plan was filed
                 as Exhibit 10.21 to the Company's Annual Report
                 on Form 10-K for the year ended December
                 31, 1992 ..........................................................                                      *

         10.22   Employment Agreement between the Company
                 and W.M. Jordan dated May 11, 1992 was filed as
                 Exhibit 10.22 to the Company's Annual Report on
                 Form 10-K for the year ended December 31,
                 1992 ...................................................................                                 *

         10.23   Employment Agreement between the Company
                 (through its Utah subsidiary, Valtek
                 Inc.) and Charles L. Bates dated March
                 24, 1987 was filed as Exhibit 4 to the
                 Company's Report on Form 8-K dated
                 April 6, 1987..............................................................                              *

         10.24   Amendment #1 to the first Master Benefit Trust
                 Agreement dated October 1, 1987 was filed as Exhibit
                 10.24 to the Company's Annual Report on Form 10-K
                 for the year ended December 31, 1993...................                      *

         10.25   Amendment #2 and Amendment #3 to Equity Incentive
                 Plan were filed as Exhibit 10.25 to the Company's
                 Annual Report on Form 10-K for the year ended
                 December 31, 1993......................................................                       *

_______________

"*" Indicates that the exhibit is incorporated by reference into this Quarterly Report on Form 10-Q from a previous filing with the Commission.

"+" Indicates that the document relates to a class of indebtedness that does not exceed 10% of the total assets of the Company and subsidiaries and that the Company will furnish a copy of the document to the Commission upon request.

"a"      The documents identified under Item 10 include all management contracts and compensatory plans and arrangements required to be filed as exhibits.
_______________

ITEM 6(B)        Not Applicable During Reporting Period

                                   SIGNATURE

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              THE DURIRON COMPANY, INC.
                                              (Registrant)




                                                 Bruce E. Hines
                                               -----------------------
                                                 Bruce E. Hines
                                                 Senior Vice President
                                                 Chief Administrative Officer





Date:  August 15, 1994
- - ----------------------