Form 10-Q
period 1994-09-30
DURIRON CO INC
filed 1994-11-04
CIK 30625

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                       __________________________________

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


                       __________________________________


 For Quarter Ended September 30, 1994               Commission File Number 0-325
                   ------------------                                      -----

                           THE DURIRON COMPANY, INC.
                           -------------------------
             (Exact name of Registrant as specified in its charter)


                                    New York
                                    --------
         (State or other jurisdiction of incorporation or organization)


                                   31-0267900
                                   ----------
                    (I.R.S. Employer Identification Number)

   3100 Research Boulevard, Dayton, Ohio                  45420
  ----------------------------------------              ----------
  (Address of principal executive offices)              (Zip Code)


 (Registrant's telephone number, including area code)       (513) 476-6100
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

Shares of Common Stock, $1.25 par value, outstanding as of
September 30, 1994..............................18,979,838

                         PART I:  Financial Information

                           THE DURIRON COMPANY, INC.
                      Consolidated Statement of Operations
                   Quarters Ended September 30, 1994 and 1993
                  (dollars in thousands except per share data)

                                                                           1994        1993
                                                                       ----------  ----------
Revenues:
  Net sales                                                            $   91,794  $   76,685

Costs and expenses:
  Cost of sales                                                            58,059      48,101
  Selling and administrative                                               22,137      19,133
  Research, engineering and development                                     2,286       2,534
  Interest                                                                  1,128         970
  Other, net                                                                  816        (392)
                                                                       ----------  ----------
                                                                           84,426      70,346

Earnings before income taxes                                                7,368       6,339

Provision for income taxes                                                  2,760       2,430
                                                                       ----------  ----------

Net earnings                                                                4,608       3,909
                                                                       ==========  ==========

Earnings per share                                                     $     0.24  $     0.20
                                                                       ==========  ==========



                            (See accompanying notes)


                           THE DURIRON COMPANY, INC.
                      Consolidated Statement of Operations
                 Nine Months Ended September 30, 1994 and 1993
                  (dollars in thousands except per share data)


                                                                                    1994        1993
                                                                                ----------  ----------
Revenues:
  Net sales                                                                     $  255,502  $  229,257

Costs and expenses:
  Cost of sales                                                                    160,898     143,908
  Selling and administrative                                                        62,980      58,838
  Research, engineering and development                                              7,066       6,899
  Interest                                                                           3,106       2,911
  Other, net                                                                         1,647          81
                                                                                ----------  ----------
                                                                                   235,697     212,637

Earnings before income taxes                                                        19,805      16,620

Provision for income taxes                                                           7,420       6,230
                                                                                ----------  ----------
Earnings before cumulative effect of a change
    in accounting principle                                                         12,385      10,390

Cumulative effect of change in method of accounting
    for postemployment benefits -
    net of tax of $231 - $.02 per share                                                 --        (385)


Net earnings                                                                        12,385      10,005
                                                                                ==========  ==========
Earnings per share before cumulative effect of
   change in accounting principle                                               $     0.65  $     0.54
                                                                                ==========  ==========

Earnings per share                                                              $     0.65  $     0.52
                                                                                ==========  ==========



                            (See accompanying notes)

                           THE DURIRON COMPANY, INC.
                           Consolidated Balance Sheet
                  (dollars in thousands except per share data)



                                                                              September 30,              December 31 ,
                                                                                  1994                       1993
                                                                              -------------              -------------
ASSETS
Current assets:
  Cash and cash equivalents                                                    $   10,235                 $   22,640
  Accounts receivable                                                              69,338                     57,196
  Inventories                                                                      62,627                     55,000
  Prepaid expenses                                                                  5,637                      4,449
                                                                               ----------                 ----------
    Total current assets                                                          147,837                    139,285

 Property, plant and equipment, at cost                                           186,219                    164,824
   Less accumulated depreciation and amortization                                 102,906                     91,047
                                                                               ----------                 ----------

    Net property, plant and equipment                                              83,313                     73,777

Intangibles and other assets                                                       41,626                     34,878
                                                                               ----------                 ----------
Total assets                                                                   $  272,776                 $  247,940
                                                                               ==========                 ==========

LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Accounts payable                                                             $   20,201                 $   14,138
  Notes payable                                                                     3,799                        339
  Income taxes                                                                     (1,052)                     2,676
  Accrued liabilities                                                              27,696                     22,734
  Long-term debt due within one year                                                3,663                      5,662
                                                                               ----------                 ----------
    Total current liabilities                                                      54,307                     45,549

Long-term debt due after one year                                                  41,660                     34,925

Postretirement benefits and other deferred items                                   40,075                     39,895

Shareholders' equity:
  Serial preferred stock, $1.00 par value,
    no shares issued                                                                   --                         --
  Common stock, $1.25 par value, 18,979,838
    shares issued (18,952,883 in 1992)                                             23,725                     15,794
  Capital in excess of par value                                                    3,544                     11,433
  Retained earnings                                                               109,008                    102,600
                                                                               ----------                 ----------
                                                                                  136,277                    129,827

Foreign currency and other equity
  adjustments                                                                         457                     (2,256)

  Total shareholders' equity                                                      136,734                    127,571
                                                                               ----------                 ----------
Total liabilities and shareholders' equity                                     $  272,776                 $  247,940
                                                                               ==========                 ==========

                            (See accompanying notes)

                           THE DURIRON COMPANY, INC.
                      Consolidated Statement of Cash Flows
                 Nine Months Ended September 30, 1994 and 1993
                             (dollars in thousands)

                                                                1994        1993
                                                            ----------  ----------
Increase (decrease) in cash and cash equivalents:

Operating activities:
  Earnings before cumulative effect of a change in
    accounting principle                                    $   12,385   $  10,390
  Cumulative effect of change in method of accounting
    for postretirement benefits                                     --        (385)
                                                            ----------  ----------
  Net earnings                                                  12,385      10,005
  Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Depreciation and amortization                               10,157       9,528
    Loss on the sale of fixed assets                               170         244
  Change in assets and liabilities net of
  effects of acquisitions and divestitures:
    Accounts receivable                                         (3,415)        689
    Inventories                                                  2,111        (415)
    Prepaid expenses                                            (1,033)       (354)
    Accounts payable and accrued liabilities                      (962)       (368)
    Income taxes                                                (3,843)     (1,442)
    Postretirement benefits and other deferred items               (12)      4,394
                                                            ----------  ----------
Net cash flows from operating activities                        15,558      22,281

Investing activities:
  Capital expenditures                                          (7,539)     (7,351)
  Payment for acquisitions, net of cash acquired               (14,900)         --
  Other                                                           (597)       (706)
                                                            ----------  ----------
Net cash flows from investing activities                       (23,036)     (8,057)

Financing activities:
  Net repayments under lines-of-credit                          (1,307)       (546)
  Payments on long-term debt                                    (4,589)     (3,448)
  Proceeds from long-term debt                                   6,225         299
  Proceeds from issuance of common stock                           275         330
  Dividends paid                                                (5,977)     (5,677)
                                                            ----------  ----------
Net cash flows from financing activities                        (5,373)     (9,042)

Effect of exchange rate changes                                    447        (232)
                                                            ----------  ----------
Net increase in cash and cash equivalents                      (12,404)      4,950

Cash and cash equivalents at beginning of year                  22,640      17,342
                                                            ----------  ----------
Cash and cash equivalents at end of period                  $   10,236   $  22,292
                                                            ==========  ==========
Supplemental disclosures of
cash flow information:
Cash paid during year for:
  Interest                                                  $    2,097   $   1,762
  Income taxes                                              $   11,148   $   7,669

                        (See accompanying notes)


                        THE DURIRON COMPANY, INC.
                   Notes to Consolidated Financial Statements
        (dollars presented in tables in thousands except per share data)


1.  Inventories.
    The amount of inventories and the method of determining costs for the quarter ended September 30, 1994 and the year ended December 31, 1993 were as follows:


                                                Domestic           Foreign
                                              inventories        inventories            Total
                                                 (LIFO)            (FIFO)            inventories
                                              --------------------------------------------------
    September 30, 1994
         Raw materials                          $    217          $    761            $    978
         Work in process and finished goods       34,817            26,832              61,649
                                                --------          --------            --------
                                                $ 35,034          $ 27,593            $ 62,627
                                                ========          ========            ========
    December 31, 1993
         Raw materials                          $    303          $    695            $    998
         Work in process and finished goods       35,328            18,674              54,002
                                                --------          --------            --------
                                                $ 35,631          $ 19,369            $ 55,000
                                                ========          ========            ========

    LIFO inventories at current cost are $26,121,000 and $28,444,000 higher than reported at June 30, 1994 and December 31, 1993, respectively. During 1993 certain inventory quantities were reduced which resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years. The 1993 effect was to increase net earnings for the year by $2,792,000.


2. Shareholders' equity. There are authorized 30,000,000 shares of $1.25 par value common stock and 1,000,000 shares of $1.00 par value preferred stock. Changes in the nine months ended September 30, 1993 and 1994 were as follows:


                                                                        Capital in                                        Total
                                                         Common         excess of         Retained       Equity       shareholders'
                                                          stock         par value         earnings     adjustments       equity
                                                       ----------------------------------------------------------------------------

    Balance at December 31, 1992                       $  15,745        $  10,994         $  94,066     $    (678)        $ 120,127

    Net earnings                                                                             10,005                          10,005
    Cash dividends                                                                           (5,677)                         (5,677)
    Net shares issued (28,295) under stock plans              36              222                              72               330
    Treasury stock                                                                                                                0
    Foreign currency translation adjustment                                                                (2,194)           (2,194)
                                                       ---------        ---------         ---------     ---------         ---------
    Balance at September 30, 1993                      $  15,781        $  11,216         $  98,394     $  (2,800)        $ 122,591
                                                       =========        =========         =========     =========         =========

    Balance at December 31, 1993                       $  15,794           11,433           102,600        (2,256)        $ 127,571

    Net earnings                                                                             12,385                          12,385
    Cash dividends                                                                           (5,977)                         (5,977)
    Shares issued for three-for-two stock split            7,897           (7,897)                                                0
    Net shares issued (26,955) under stock plans              34                8                             102               144
    Foreign currency translation adjustment                                                                 2,611             2,611
                                                       ---------        ---------         ---------     ---------         ---------
    Balance at September 30, 1994                      $  23,725        $   3,544         $ 109,008     $     457         $ 136,734
                                                       =========        =========         =========     =========         =========


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

         As of September 30, 1994, 1,370,000 shares of common stock were reserved for exercise of stock options and grants of restricted shares.


3.       Dividends.

         Dividends paid during the quarters ended September 30, 1994 and 1993 were based on 18,976,925 and 18,935,427 respectively, common shares outstanding on the applicable dates of record.

4.       Earnings per share.

         Earnings per share for the quarters ended September 30, 1994 and 1993 were based on average common shares and common share equivalents outstanding of 19,147,707 and 19,078,743, respectively.

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

         The Company also owns and formerly operated a captive spent foundry sand disposal site near its Dayton foundry. Pursuant to a consent decree with the State of Ohio, an independent consultant was selected by the State to determine the extent of environmental contamination at the site. The consultant has completed its investigation and submitted its report to the State which concludes, in general, that no environmental contamination attributable to the Company was found at this site. The Company is currently working with the State to attempt to definitively close the matter.

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

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Liquidity and Capital Resources - Nine Months Ended September 30, 1994

         The Company's capital structure, consisting of long-term debt, deferred items and shareholders' equity, continues to enable the Company to finance short-and long-range business objectives. At September 30, 1994, long-term debt represented 19.1% of the Company's capital structure, compared to 17.3% at December 31, 1993. The increase reflects long-term debt borrowed to purchase Sereg Vannes S.A., an automatic control valve manufacturer located in Massy, France. The combination of long-term debt and internal cash were utilized to acquire Sereg Vannes. Based upon a twelve month rolling average, the interest coverage ratio of the Company's indebtedness was 7.4 at September 30, 1994, compared with 7.9 for the twelve months ended December 31, 1993.

         Capital spending in 1994 is expected to be approximately $12.0 million, compared with $8.9 million in 1993. The 1993 expenditures were unusually low as many of the Company's manufacturing and international expansion programs were completed in 1992. The 1994 expenditures will be largely devoted to manufacturing equipment for replacement and new product introductions and improved information systems at Valtek.

         The Company's liquidity position is reflected in a current ratio of
2.7 to 1 at September 30, 1994. This compares to 3.1 to 1 at December 31, 1993. Cash and cash equivalents decreased to $10.2 million from $22.6 million at December 31, 1994. The reduction in the Company's cash balance reflects the purchase of Mecair SpA in Milan, Italy and the purchase of Sereg Vannes S.A.
At September 30, 1994, the Company had available $8.2 million of lines of credit and $13.0 million under revolving credit agreements, and believes that available cash and these lines of credit arrangements will be adequate to fund operating cash needs throughout 1994.

Results of Operations - Nine Months Ended September 30, 1994

         Net sales for the nine months ended September 30, 1994 were a record $255.5 million, compared to net sales of $229.3 million for the same period in 1993. The increase in sales reflects the acquisitions of Mecair and Sereg Vannes as well as increased sales of pumps, manual valves and valve automation products in North America. Foreign contributions to consolidated net sales were 30.6% and 25.3% for the nine month periods ended September 30, 1994 and 1993, respectively. The increase in foreign contributions reflects the impact of the Mecair and Sereg Vannes acquisitions. For the nine months ended September 30, 1994, the Company's U.S. operations had export sales of $18.7 million, compared to $19.3 million for the same period in 1993. As a result, net sales to foreign customers were 37.9% and 33.7% for the first nine months of 1994 and 1993, respectively.

         Gross incoming business for the nine months ended September 30, 1994 was a record $251.5 million. This compares to $231.0 million for the same period in 1993. The increase reflects the 1994 acquisitions and improved business in the North American market. Partially offsetting the increases were reduced levels of business at Kammer where large jobs were booked during the first nine months of 1993. Backlog at September 30, 1994 was $60.8 million, compared with a backlog of $61.0 million at December 31, 1993.

         Cost of sales as a percentage of net sales was 63.0% for the nine months ended September 30, 1994. This compares to 62.8% for the same period in 1993. Cost of sales in 1994 was favorably impacted by improved burden absorption due to higher levels of plant utilization at the Company's core U.S. operations as well as the continuing positive effects of cost reduction and productivity improvement programs. Offsetting these were the negative effects of continued competitive pricing pressures, particularly in Valtek's automatic control valve business, and transitional costs associated with the acquisition of Sereg Vannes. In addition, 1993 cost of sales included the positive impact of a planned reduction in inventories, which favorably impacted the LIFO inventory pool, resulting in earnings of $.06 per share, compared with 1994 results which include no LIFO adjustment.

         Selling and administrative expenses as a percentage of net sales for the nine months ended September 30, 1994 were 24.7%. This compares to 25.7% for the same period in 1993. The decrease in expense as a percentage of net sales is consistent with the Company's plan to leverage expense in 1994. Selling and administrative expense in dollars increased between periods due to consolidation of the Mecair and Sereg Vannes expense. Excluding the acquisitions, selling and administrative expense was slightly above the comparable period in 1993.

         Other expense, net, was $1,647,000 for the nine months ended September 30, 1994. This compares to expense of $81,000 for the same period in 1993.
The increase in expense reflects foreign currency losses in 1994 of $992,000 compared with gains of $283,000 in 1993. A significant portion of the currency losses in 1994 occurred when foreign currency contracts to hedge the anticipated business transactions for the second half of 1994 were closed in the third quarter of 1994. In addition, accrued incentive compensation expense increased during the first nine months of 1994 compared with the same period in 1993.

         The effective tax rate was 37.5% for the nine month period ended September 30, 1994. This compares to 37.5% for the same period in 1993. The 1994 tax rate includes an increase in rate related to the Revenue
Reconciliation Act of 1993, offset by a reduction in rate resulting from a favorable resolution of a tax issue with the State of Utah.

         Net earnings for the nine months ended September 30, 1994 were $12.4 million, or $.65 per share, which compares to 1993 earnings of $10.0 million, or $.52 per share, after the cumulative effect of a change in method of accounting for postemployment benefits. The increase in profit resulted from improved burden absorption, leveraging of selling and administrative expenses and adjustments in the Company's European operations which resulted in the restoration of profits within those operations.

Results of Operations - Three Months Ended September 30, 1994

         Net sales for the three months ended September 30, 1994 were a record $91.8 million, compared to net sales of $76.7 million for the same period in 1993. The increase reflects the acquisitions, improved pump business in North America and the shipment of a large job from Kammer. Foreign subsidiary contributions to net sales were 33.0% and 25.8% for the three month periods ended September 30, 1994 and 1993, respectively. The increase in foreign subsidiary contributions reflects the acquisitions of Mecair and Sereg Vannes. Net sales to foreign customers, including export sales, were 39.6% and 34.8% for the quarterly periods ended September 30, 1994 and 1993, respectively.

         Gross incoming business of $85.6 million was a third quarter record. This compares to $73.9 million for the same period in 1993. The increase in incoming business between comparable periods reflects the previously noted acquisitions, improved North American business and strengthening of the European currencies against the U.S. dollar.

         Cost of sales as a percentage of net sales was 63.2% for the quarterly period ended September 30, 1994. This compares to 62.7% for the same period in 1993. The increase in cost of sales between comparable periods resulted from competitive pricing, particularly in Valtek's business, and transitional costs associated with the acquisition of Sereg Vannes. In addition, 1993 cost of sales included the positive impact of a planned reduction in inventories which favorably impacted the LIFO inventory pool resulting in earnings of $.04 per share compared with 1994 results which include no LIFO adjustment. Partially offsetting these increases in expense were improved burden absorption at the Company's core U.S. manufacturing facilities due to higher levels of plant utilization.

         Selling and administrative expenses as a percentage of net sales were 24.1%, compared to 25.0% for the same period in 1993. The decrease in expense as a percentage of net sales is consistent with the Company's plan to leverage expense in 1994. Selling and administrative expense in dollars increased between periods due predominately to consolidation of the Mecair and Sereg Vannes expense.

         Other expense, net, was $816,000 for the quarter ended September 30, 1994. This compares to income of $392,000 for the same period in 1993. The increase in expense reflects foreign currency losses in 1994 of $844,000 compared with gains of $177,000 in 1993. A significant portion of the currency loss in 1994 occurred when foreign currency contracts to hedge the anticipated business transactions for the second half of 1994 were closed in the third quarter of 1994.

         Net earnings for the quarter ended September 30, 1994 were $4.6 million, or $.24 per share. This compares to 1993 third quarter net earnings of $3.9 million, or $.20 per share. Contributing to profit during the quarter were the results of the annual valuation of pensions and postretirement health care benefit obligations reflecting the current revised plans. These valuations, which used current census and trend data, resulted in profit of $.03 per share in the third quarter of 1994 due to the reversal of previous accruals determined to be excessive. Net earnings for 4th quarter of 1994 and thereafter are uncertain and dependent on general worldwide economic conditions in the Company's major markets and their strong impact on the level of incoming business activity.

                                    PART II
                               OTHER INFORMATION



ITEM 1   Not Applicable During Reporting Period

ITEM 2   Not Applicable During Reporting Period

ITEM 3   Not Applicable During Reporting Period

ITEM 4   Not Applicable During Reporting Period

ITEM 5   Not Applicable During Reporting Period

ITEM 6   Exhibits




                               INDEX TO EXHIBITS

TOPIC
- - -----                                                                                           LOCATED AT
                                                                                                 MANUALLY
                                                                                               NUMBERED PAGE
                                                                                               -------------
(4)      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES:

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


TOPIC
- - -----                                                                                           LOCATED AT
                                                                                                 MANUALLY
                                                                                               NUMBERED PAGE
                                                                                               -------------
         4.2     Lease agreement, indenture of mortgage and
                 deed of trust, and guarantee agreement, all
                 executed on June 1, 1978 in connection with
                 9-1/8% Industrial Development Revenue Bonds,
                 Series A, City of Cookeville, Tennessee...........................                   +

         4.3     Lease agreement, indenture of trust, and
                 guaranty agreement, all executed on June 1,
                 1978 in connection with 7-3/8% Industrial
                 Development Revenue Bonds, Series B, City of
                 Cookeville, Tennessee.............................................                   +

         4.4     Lease agreement, indenture of mortgage and
                 agreement, lessee guaranty agreement, and
                 letter of representation and indemnity
                 agreement, all dated as of December 1, 1983
                 and executed in connection with the Industrial
                 Development Revenue Bonds (1983 The Duriron
                 Company, Inc. Project), Erie Company,
                 New York Industrial Development Agency
                 were filed with the Commission as Exhibit
                 4.4 to the Company's Report on Form 10-K
                 for the year ended December 31, 1983.............................                    *

         4.5     Form of Rights Agreement dated as of August 1,
                 1986 between The Duriron Company, Inc. and Bank
                 One, Indianapolis, National Association, as
                 Rights Agent was filed as an Exhibit to the
                 Company's Form 8-A dated August 13, 1986.........................                    *

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

         4.7     Loan Agreement, dated as of March 19, 1987,
                 between The Duriron Company, Inc. and
                 Metropolitan Life Insurance Company, including
                 the form of Promissory Note delivered in
                 connection therewith, was filed with the
                 Commission as Exhibit 7 to the Company's
                 Current Report on Form 8-K dated April 6, 1987..................                     *

TOPIC
- - -----                                                                                           LOCATED AT
                                                                                                 MANUALLY
                                                                                               NUMBERED PAGE
                                                                                               -------------
         4.8     The Credit Agreement between The Duriron
                 Company, Inc. and Bank One, Dayton, N.A.,
                 dated as of November 30, 1989..................................                      +

         4.9     Interest Rate and Currency Exchange Agreement
                 between the Company and Barclays Bank dated
                 November 17, 1992 PLC in the amount of
                 $25,000,000 was filed as Exhibit 4.9 to
                 Company's Report of Form 10-K for year ended
                 December 31, 1992..............................................                      *

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

         4.11    Revolving Credit Agreement between the
                 Company and Fifth Third Bank dated
                 November 23, 1992 in the amount of
                 $10,000,000 ...................................................                      +

(10)     MATERIAL CONTRACTS:  (See Footnote "a")

         10.1    The Duriron Company, Inc. Incentive Compensation
                 Plan (the "Incentive Plan") for Key Employees
                 as amended and restated effective January 1,
                 1994 was filed as Exhibit 10.1 to the Company's Annual
                 Report on Form 10-K for the year ended December 31,
                 1993...........................................................                      *

         10.2    The Duriron Company, Inc. Supplemental Pension
                 Plan for Salaried Employees was filed with the
                 Commission as Exhibit 10.4 to the Company's
                 Annual Report on Form 10-K for the year ended
                 December 31, 1987..............................................                      *

         10.3    The Duriron Company, Inc. Deferred Compensation
                 Plan for Directors was filed as Exhibit 10.5
                 to the Company's Annual Report on Form 10-K for the
                 year ended December 31, 1987..................................                       *


TOPIC
- - -----                                                                                           LOCATED AT
                                                                                                 MANUALLY
                                                                                               NUMBERED PAGE
                                                                                               -------------
         10.4    Form of Employment Agreement between The Duriron
                 Company, Inc. and each of the current officers was
                 filed as Exhibit 10.4 to the Company's Annual Report
                 on Form 10-K for year ended December 31, 1992.                                     *

         10.5    The Duriron Company, Inc. CEO Discretionary
                 Bonus Plan was filed with the Commission as
                 Exhibit 10.8 to the Company's Annual Report
                 on Form 10-K for the year ended December
                 31, 1986.........................................................                  *

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

         10.8    The Duriron Company, Inc. Long-Term Incentive
                 Plan (the "Long-Term Plan"), as amended and
                 restated effective November 1, 1993 was filed as
                 Exhibit 10.8 to the Company's Annual Report on Form
                 10-K for the year ended December 31, 1993........................                  *

         10.9    The Duriron Company, Inc. 1989 Stock Option Plan
                 as amended and restated April 23, 1991 was filed
                 as Exhibit 10.11 to the Company's Annual Report
                 on Form 10-K for the year ended December 31,
                 1991 ............................................................                  *

         10.10   The Duriron Company, Inc. 1989 Restricted Stock
                 Plan (the "Restricted Stock Plan") as
                 amended and restated effective April 23, 1991,
                 was filed as Exhibit 10.12 to the Company's
                 Annual Report on Form 10-K for the year
                 ended December 31, 1991 .........................................                  *

         10.11   The Duriron Company, Inc. Retirement Compensation
                 Plan for Directors was filed as Exhibit 10.15 on
                 the Company's Annual Report to Form 10-K for the
                 year ended December 31, 1988.....................................                  *




TOPIC
- - -----                                                                                           LOCATED AT
                                                                                                 MANUALLY
                                                                                               NUMBERED PAGE
                                                                                               -------------
         10.12   The Company's Employee Protection Plan (which
                 provides severance benefits for certain employees
                 after a change of control of the Company) was
                 filed as Exhibit 10.15 to the Company's Annual
                 Report on Form 10-K for the year ended
                 December 31, 1989.................................................                  *

         10.13   The Company's Benefit Equalization Pension Plan
                 was filed as Exhibit 10.16 to the Company's Annual
                 Report on Form 10-K for the year ended December 31,
                 1989..............................................................                  *

         10.14   The Company's Equity Incentive Plan for
                 Officers was filed as Exhibit 10.20 to the Company's
                 Annual Report on Form 10-K for the year ended
                 December 31, 1990.................................................                  *

         10.15   Supplemental Pension Agreement between the
                 Company and William M. Jordan dated
                 January 18, 1993 was filed as Exhibit 10.15
                 to the Company's Annual Report on Form 10-K
                 for the year ended December 31, 1992..............................                  *

         10.16   Employment Agreement between the Company and
                 John S. Haddick dated December 18, 1992 was
                 filed as Exhibit 10.16 to the Company's Annual
                 Report on Form 10-K for the year ended
                 December 31, 1992.................................................                  *

         10.17   1979 Stock Option Plan, as amended and
                 restated April 23, 1991, and Amendment #1
                 thereto dated December 15, 1992 was filed as
                 Exhibit 10.17 to the Company's Annual Report
                 on Form 10-K for the year ended
                 December 31, 1992 ................................................                  *

         10.18   Amendment #1 dated December 15, 1992 to the
                 aforementioned Benefit Equalization Pension Plan
                 was filed as Exhibit 10.18 to the Company's
                 Annual Report on Form 10-K for the year
                 ended December 31, 1992 ..........................................                  *

         10.19   Deferred Compensation Plan for Executives was
                 filed as Exhibit 10.19 to the Company's Annual
                 Report on Form 10-K for the year ended
                 December 31, 1992 ................................................                  *




TOPIC
- - -----                                                                                           LOCATED AT
                                                                                                 MANUALLY
                                                                                               NUMBERED PAGE
                                                                                               -------------
         10.20   Amendment #1 to amended and restated
                 1989 Restricted Stock Plan was filed as Exhibit
                 10.20 to the Company's Annual Report on Form 10-K
                 for the year ended December 31, 1992 ...................                             *

         10.21   Amendment #1 to Equity Incentive Plan was filed
                 as Exhibit 10.21 to the Company's Annual Report
                 on Form 10-K for the year ended December
                 31, 1992 ...............................................                             *

         10.22   Employment Agreement between the Company
                 and W.M. Jordan dated May 11, 1992 was filed as
                 Exhibit 10.22 to the Company's Annual Report on
                 Form 10-K for the year ended December 31,
                 1992 ...................................................                             *

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

         10.25   Amendment #2 and Amendment #3 to Equity Incentive
                 Plan were filed as Exhibit 10.25 to the Company's
                 Annual Report on Form 10-K for the year ended
                 December 31, 1993.......................................                             *

         27      Financial Data Schedule.................................                             a

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





                                      THE DURIRON COMPANY, INC.
                                      (Registrant)




                                      /s/ Bruce E. Hines
                                      ----------------------------
                                      Bruce E. Hines
                                      Senior Vice President
                                      Chief Administrative Officer





Date:  November 4, 1994
- - -----------------------