Form 10-K
period 1994-12-31
DURIRON CO INC
filed 1995-02-24
CIK 30625

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended               Commission file number
                 December 31, 1994                           0-325


                          THE DURIRON COMPANY, INC.
            (Exact name of registrant as specified in its charter)

                     New York                           31-0267900
        (State or other jurisdiction                 (I.R.S. Employer
      of incorporation or organization)             Identification No.)


             3100 Research Boulevard                         45420
                  Dayton, Ohio                            (Zip Code)
              (Address of Principal
                Executive Offices)


Registrant's telephone number, including area code:  (513) 476-6100

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
        Title of each class                     on which registered

                None                                      None


Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $1.25 par value
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                          Yes [X]               No [  ]

                                  (Continued)

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                    [  X  ]



At close of business on February 10, 1995:
   Number of Shares of Common Stock,
     $1.25 par value, outstanding .................         18,999,223
   Aggregate market value of shares of Common
     Stock, $1.25 par value, held by
     nonaffiliates of the Company .................       $340,946,628

                  INDEX TO EXHIBITS at page 42 of this Report


                              ____________________



                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------
  1. The Duriron Company, Inc. Proxy Statement for its 1995 Annual Meeting of Shareholders to be held on April 21, 1995 (the "Proxy Statement"). Definitive copies of the Proxy Statement will be filed with the Commission within 120 days of the end of the Company's most recently completed fiscal year. Only such portions of the Proxy Statement as are specifically incorporated by reference under Part III of this Report shall be deemed filed as part of this Report.



                              ____________________

                                     PART I
                                     ------
ITEM 1.  BUSINESS
- - - - -------  --------
   The Duriron Company, Inc. was incorporated under the laws of the State of New York on May 1, 1912. All references herein to the "Company" or "Duriron" refer collectively to The Duriron Company, Inc. and its subsidiaries unless otherwise indicated by the context.

   Duriron is principally engaged in the design, manufacture and marketing of fluid handling equipment, primarily pumps and valves, for industries that utilize difficult to handle and often corrosive fluids in manufacturing processes. The Company specializes in the development of precision-engineered equipment that is capable of withstanding the severely deteriorating effects associated with the flow of acids, chemical solutions, slurries and gases.

   Based upon its analysis of trade association data and other market information, the Company considers itself a leading supplier of corrosion resistant fluid movement and control equipment to the basic chemical industry. The Company's materials expertise, design, engineering capabilities and applications know-how have enabled it to develop product lines that are responsive to the chemical process industries' desire to achieve manufacturing efficiencies, avoid premature equipment failure and reduce maintenance cost.

   The Company operates primarily in one business segment, fluid movement and control equipment (primarily pumps, valves and related equipment). Included at
Note 19, on page 34 in the Financial Statements provided as part of Item 8 of this Report and incorporated herein by this reference, is information concerning the Company's revenues, operating profit and identifiable assets by geographic area for each year in the three-year period ended December 31, 1994. With respect to a majority of its products, the Company's domestic operations supply each other and the Company's foreign manufacturing subsidiaries with components and subassemblies.

  PRODUCTS
  --------
   The Company's principal fluid movement and control equipment products are pumps, valves and related equipment, marketed primarily under the trademarks "Durco," "Atomac," "Valtek," "Automax," "Accord," "Kammer," "Mecair," and "Sereg." In many manufacturing processes, fluids must be moved by pumps, and flow must be controlled by valves. The Company's pumps and valves are designed to withstand the corrosive nature of the fluids and the varying temperatures and pressures under which manufacturing processes occur.

   The Company manufactures, under the Durco trade name, several lines of centrifugal pumps, including metallic and non-metallic pumps, varying in size, capacity, material components and sealant specifications. Durco pumps are used primarily to move liquids during processing activities as well as in auxiliary services such as waste removal, water treatment and pollution control.
Critical elements in pump selection include the nature and volume of the fluids to be handled, the height and distance the fluids are to be moved, the temperature and pressure at which they are to flow, the presence of stray elements or particles, and the toxicity of the fluids. The Company also manufactures several lines of metering pumps which are generally used to inject measured quantities of additives or catalysts into a process stream.

   The Company's valves are used to control the flow of liquids and gases in industrial processing systems. The Company manufactures product lines of plug and butterfly valves under the Durco trademark which are made of various metals, alloys and plastics. The Company also produces a lined ball valve under the Atomac trade name. Actuators and other control accessories manufactured by the Company under the Automax and Accord trade names are either sold independently or mounted on these valves to move them from open to closed positions and to various specified positions in between.

   The Company manufactures, under the Valtek, Kammer and Sereg trade names, automatic control valves, valve actuators and related components. Automatic control valves are important components in the automation of manufacturing and processing systems since they are capable of modulating (that is, automatically adjusting) the rate and amount of fluids moving in a manufacturing production system. The Valtek product line includes high-pressure valves, rotary valves, and anti-noise and anti-cavitation valves. Substantially all of the Valtek valves are sold with an actuator. The Company also developed and manufactures a Valtek automatic control valve (under the "StarPac" trade name) with "on-board" sensor and microprocessor capabilities. The Kammer automated control valves are primarily sold with actuators to chemical process applications requiring alloy steel control valves of a smaller size than most of the Valtek products. The Company sells control valves under the Valtek Sereg trade name primarily in France and other European countries.

   Finally, the Company also manufactures filtration products and related spare parts under the Durco trade name.

  MARKETING AND DISTRIBUTION
  --------------------------
   The Company's Durco pump and Durco quarter-turn valve products are primarily marketed to end-users and engineering contractors through the Company's own sales forces, regional service centers, a national parts distribution center and independent distributors and representatives. The Company sales personnel are divided, for the Durco pump and Durco valve products, into separate organizations which specialize in the respective product lines. The specialization of these two sales forces helps enable them to maintain a high level of technical knowledge about their applicable products, customer applications, in-plant installation and maintenance services. Both the pump and quarter-turn valve sales organizations have field sales offices located in principal industrial markets and resident sales personnel at additional locations.

   The Company also maintains regional service centers in the greater Houston, Salt Lake City and metropolitan Philadelphia areas. These centers stock a full array of critical pump parts and have machining and product modification capabilities. A national pump parts distribution and service center, located in Birmingham, Alabama, provides 24-hour assistance to customers and ships critical replacement parts on an immediate need basis.

The Company also has licensed certain independent valve distributors located throughout the United States to service and remanufacture its quarter-turn valve products.

   Automax and Atomac products are distributed with Durco manual valves by Duriron sales personnel and through a network of independent stocking distributors. The Company's sales force provides training and technical assistance to the Company's independent distributors, who also participate in periodic training programs relating to Company products and customer applications.

   Valtek products are marketed through specialized sales offices with sales engineers and service centers in Springville (Utah), Houston, Philadelphia, Beaumont (Texas), Corpus Christi and Baton Rouge. In other territories, Valtek products are sold on a commission basis through independent manufacturers' representatives located in principal marketing centers in the United States. The Company provides extensive training in the sophisticated Valtek products and customer applications for its sales representatives.

   Kammer products are primarily marketed through a direct sales force in Germany and through independent distribution in other countries. Kammer products are marketed with Valtek products in certain U.S. locations, with a Kammer product sales office located in Pittsburgh, Pennsylvania, supporting U.S. marketing. Valtek Sereg products are generally sold through employees in France and combined with other Valtek products for sale in the U.S. and elsewhere.

   The Company maintains a subsidiary, Davco Equipment Inc., to market its Durco pumps, Durco quarter-turn valves, Automax actuators and Valtek control valves directly and on a consolidated basis through employees of this subsidiary to customers in the Freeport, Texas area. Formerly, the Company had marketed these varying product lines through a variety of specialized independent distributors and employees.

   The Company's international sales include domestic export sales and sales by the Company's foreign subsidiaries. Duriron Canada Inc., headquartered in Woodbridge, Ontario, manufactures and sells Durco pumps and valves throughout eastern Canada. S.A. Durco Europe N.V. is headquartered in Brussels, Belgium. This subsidiary manufactures pumps and valves in its Petit Rechain, Belgium facility and maintains selling organizations in Europe and sales representatives in the Middle East. Atomac, of Ahaus, Germany, and a division of Durco GmbH, engages in the manufacture and sale of lined ball valves and associated equipment. The Company further maintains subsidiaries in the United Kingdom, Italy, Spain and France to provide sales and service of Durco products in these countries.

   A Singapore subsidiary, Durco Valtek (Asia Pacific) Pte. Ltd., services and prepares pumps, quarter-turn valves and control valves for sale in the Asian market in a recently expanded facility.

   As the result of an acquisition completed in 1994, the Company's new Italian subsidiary manufactures actuators sold in the U.S. under the Automax trade name and elsewhere under the "Mecair" trade name. The Company worked to standardize such worldwide marketing under the Automax trade name over 1994.

   The Company has manufacturing and marketing operations for Valtek products in Australia and Canada. Valtek products are also manufactured and marketed by licensees in the United Kingdom and Brazil under long-term license arrangements. The Company has additionally entered into a joint venture with Yokogawa Electric Corporation and Kitz Corporation, both of which are Japanese companies, to manufacture and sell certain Valtek products within Japan.

   The Company has entered into licenses with local manufacturers in Mexico, South Korea and India to permit them to manufacture and market pumps and valves under the Durco trade name and pursuant to Company specifications in those respective countries.

   The Company maintains a strategic alliance agreement with A. Ahlstrom, a Finnish company with significant world-wide sales to the pulp and paper industry, to permit A. Ahlstrom to market and sell Durco pumps to this industry. The Company also maintains a strategic alliance with Elsag Bailey to market and sell Valtek control valves as part of the computer-based process control systems of Elsag Bailey.

   The Company also acquired Sereg Vannes, S.A., a French company in 1994. Through this transaction, the Company expanded its control valve product offerings and distribution network in France and other locations.

  BACKLOG
  -------
   The Company's backlog of orders was approximately $67.6 million, $61.0 million, $65.2 million at December 31, 1994, 1993 and 1992, respectively. Nearly all current backlog is expected to be shipped within the next 12 months. Sales of the Company's products are not normally subject to material seasonal fluctuations. Almost all of the Company's customers are in the private sector, and the Company's backlog is thus not exposed to renegotiation at the election of a government customer.

  COMPETITION AND CUSTOMERS
  -------------------------
   Based upon its analysis of trade association data and other marketing data, the Company considers itself a leading supplier of corrosion-resistant pumps, valves, valve actuators and control valves to the basic U.S. chemical industry, with generally a lesser market share in other countries. No significant competitor of the Company manufactures both pumps and valves or has as its single primary market the basic chemical industry. However, the Company competes with companies which manufacture either pumps or valves, portions of whose product lines are sold to the chemical process industries. The Company competes in general on the basis of product design and quality, materials expertise, delivery capability, price, application know-how, parts support and similar factors. The Company believes that it is, in the aggregate, strong in these areas. During 1994, no single customer or group of related customers accounted for more than 10% of sales.

  MANUFACTURING AND RAW MATERIALS
  -------------------------------
   The Company is a vertically-integrated manufacturer. Many of the corrosion-resistant castings for Company products are manufactured at its Dayton, Ohio foundries, which include a highly automated precision foundry, plus resin shell, no bake and centrifugal foundries. Ductile iron, gray iron, steel and large alloy metal castings are purchased from outside sources. Other Company manufacturing locations machine castings to precise specifications and assemble Company products. The Company's commitment to Total Quality control procedures and cellular manufacturing technologies is key to the efficient and successful manufacture of its products.

   The Company also produces most of its highly engineered corrosion resistant plastic parts for its pump and valve product lines. This includes rotomolding as well as injection and compression molding of a variety of fluorocarbon and other plastic materials.

   Basic manufacturing raw materials are purchased from various foreign and domestic vendors. These materials include nickel, chrome, molybdenum, high silicon pig iron, ferro silicon, fused silica, epoxy resins and fluorocarbon resins. In addition, bar stock, tubing, motors and other necessary equipment for inclusion in the Company's finished products are purchased from various suppliers. The supply of raw materials and components has been, in general, sufficient and available without significant delivery delays.

  RESEARCH AND DEVELOPMENT
  ------------------------
   The Company's research and development laboratories in Dayton, Ohio, Cookeville, Tennessee, Ahaus, Germany, and Springville, Utah, support the Company's manufacturing efforts by providing hydraulic test facilities for the Company's fluid movement and control products as well as facilities for the development of corrosion-resistant alloys and plastics.

   The Company spent approximately $6.4 million, $6.0 million, and $5.5 million on Company sponsored research and development activities in 1994, 1993 and 1992, respectively. The expenditures were primarily for new product development.

  PATENTS, TRADEMARKS & LICENSES
  ------------------------------
   The Company owns a number of trademarks, patents and patent applications relating to the name and design of its products. While the Company considers that, in the aggregate, its trademarks and patents are useful to its operations, the Company believes that the successful manufacture and sale of its products generally depend more upon its specialized materials, designs and manufacturing methods developed over a period of time. The Company, in general, is the owner of the rights to the products which it manufactures and sells, and the Company is not dependent in any material way upon any licenses or franchises in order to so operate.

  PERSONNEL
  ---------
   At January 1, 1995, the Company employed approximately 2,575 persons, of whom about 1,800 were employed in the United States. Approximately 400 of the Company's employees are represented by either the United Steel Workers of America or the International Union of Electronic, Electrical, Technical Salaried & Machine Workers. The Company believes, in general, that it has good relations with these unions and its nonunion employees. Production workers at the Company's Cookeville Valve Division voted to decertify their representation by the United Steel Workers in 1993. The Company also successfully concluded in 1993 a three year collective bargaining agreement with the United Steel Workers representing production workers at its pump and foundry operations in Dayton, Ohio.

   Information with regard to the directors and executive officers of the Company is incorporated herein by reference to Item 10 of this Report and the Proxy Statement.

  ENVIRONMENTAL MATTERS
  ---------------------
   The Company completed projects in prior years relating to compliance with federal, state and local environmental protection regulations. At present, the Company has no plans for material capital expenditures for environmental control facilities. However, the Company has experienced and continues to experience substantial operating costs relating to environmental matters, although certain costs have been offset in part by the Company's successful waste minimization programs.

  FOREIGN OPERATIONS
  ------------------
   The Company's foreign operations are affected by various factors and subject to risks which may be different from or in addition to those present in domestic operations. These may include currency exchange rate fluctuations, restrictions on the Company's ability to repatriate funds to the United States, and potential political and economic instability. As the Company expands its international business, the factors and risks associated with international operations will likely have a more significant impact on the Company's results. However, the Company believes that, in general, the geographical diversification of its business operations is of benefit in expanding the size of its markets and in helping to partially offset the full impact of normal business cycles in the U.S. market.

  ORGANIZATION
  ------------
   Within its fluid movement and control business segment, the Company maintains three strategic business units to market its products on a global basis. The first business unit, or the Rotating Equipment Group, manufactures and markets pumps and related equipment under the "Durco" trade name. The Industrial Products Group manufactures and sells manual plug, ball and butterfly valves, valve actuators and filtration equipment, all as previously described, under the "Durco," "Automax," "Atomac," "Accord" and "Mecair" trade names. The Flow Control Group builds and sells control valves and accessories under the "Valtek," "Kammer" and "Sereg" trade names.

ITEM 2.  PROPERTIES
- - - - -------  ----------
   The Company's headquarters and executive offices are located in Dayton, Ohio, in a leased site in the Miami Valley Research Park, which encompasses approximately 40,000 square feet.

  The location, size and products manufactured of the Company's principal manufacturing facilities are as follows:


                                Square    Products
Location                        Footage   Manufactured
- - - - --------                        -------   ------------
Domestic:
- - - - --------

Dayton, Ohio                    600,000   Castings and Durco pumps
Cookeville, Tennessee           190,000   Durco valves
Springville, Utah               140,000   Valtek valves and actuators
Angola, New York                 96,000   Durco filters, filtration systems and metering pumps
Springboro, Ohio                 50,000   Plastic components for pumps and valves
Cincinnati, Ohio                 35,000   Automax actuators
Provo, Utah                      30,000   Valtek product components


International:
- - - - -------------

Woodbridge, Ontario, Canada      32,000   Durco pumps and valves
Petit Rechain, Belgium           65,000   Durco pumps and valves
Edmonton, Alberta, Canada        35,000   Valtek valves and actuators
Melbourne, Australia             32,000   Valtek valves and actuators
Ahaus, Germany                   68,000   Atomac valves
Singapore                        30,000   Durco pumps and valves, Valtek valves
Essen, Germany                   50,000   Kammer valves and actuators
Cormano, Italy                   35,000   Automax actuators
Nova, Italy                      44,000   Automax actuators
Thiers, France                   33,000   Valtek Sereg valves and actuators


   All manufacturing facilities are owned with the exception of the Cookeville, Tennessee facility, the Cincinnati, Ohio facility, the Springboro facility, the Melbourne, Australia facility, the Italian facilities and a portion of the Angola, New York facility. The Company also leases space for district sales offices and service centers throughout the United States, Canada, Europe, and Asia.

   On the average, the Company utilizes roughly 75% of its manufacturing capacity. The Company could, in general, increase its capacity through the purchase of new or additional manufacturing equipment without obtaining additional facilities.


ITEM 3.  LEGAL PROCEEDINGS
- - - - -------  -----------------
   Although the Company is involved in certain litigation incidental and related to its business, there are no material legal proceedings involving the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- - - - -------  ---------------------------------------------------
   None.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
- - - - ------   -----------------------------------------------------------------
         MATTERS
         -------

MARKET INFORMATION

  The common stock of the Company (DURI) is traded in the Over-the-Counter market and quotations are supplied by the National Association of Securities Dealers through NASDAQ's National Market System.

  In January 1995, Transfer Agent records showed 2,110 shareholders of record. Based on these records plus requests from brokers and nominees listed as shareholders of record, the Company estimates there are approximately 6,800 shareholders of its common stock. During 1994, the Company paid a dividend of
10.5 cents per share each calendar quarter, and in 1993, a dividend of 10 cents per share was paid each calendar quarter.

  On February 10, 1995, a 9.5% dividend increase was declared which will raise the quarterly dividend from 10.5 cents per share to 11.5 cents per share.



                     Price Range of Duriron Common Stock
                          (high/low closing prices)

                       1994            1993
                       ----            ----
1st Quarter        $19.83/$14.83    $18.17/$14.50
2nd Quarter        $18.00/$14.50    $17.17/$14.00
3rd Quarter        $18.75/$15.00    $16.83/$14.07
4th Quarter        $18.25/$15.63    $15.83/$14.33

Prices have been restated to reflect the March 25, 1994 stock dividend which had the effect of a three-for-two stock split.

ITEM 6.  SELECTED FINANCIAL DATA
- - - - -------  -----------------------

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
(dollars in thousands except for per share data)
- - - - ------------------------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS                           1994       1993(A)    1992(B)    1991       1990
Net sales                                       $345,388   $313,920   $300,357   $296,489   $296,787
Cost of sales                                   $217,249   $195,837   $188,857   $183,998   $182,317
Gross profit margin                             $128,139   $118,083   $111,500   $112,491   $114,470
Selling and administrative expense              $ 85,345   $ 78,969   $ 72,169   $ 67,370   $ 63,836
Research, engineering and
 development expense                            $  9,613   $  9,178   $  9,193   $ 11,025   $ 10,231
Restructuring expense                                -           -    $  5,965       -          -
Interest expense                                $  4,346   $  3,852   $  2,916   $  2,946   $  3,498
Other expense, net                              $  1,897   $   (309)  $    598   $     49   $  3,525
Earnings before income taxes                    $ 26,938   $ 26,393   $ 20,659   $ 31,101   $ 33,380
Provision for income taxes                      $  9,780   $  9,901   $  7,430   $ 11,500   $ 12,470
Cumulative effect of change in
 accounting principle                           $   -      $   (385)  $(21,063)     -          -
Net earnings (loss)                             $ 17,158   $ 16,107   $( 7,834)  $ 19,601   $ 20,910

Average shares outstanding (thousands)(c)         19,147     19,078     19,070     19,004     18,803
Net earnings (loss) per share(c)                $    .90   $    .84   $   (.41)  $   1.03   $   1.11
Dividends paid (on shares outstanding)(c)       $    .42   $    .40   $    .40   $    .37   $    .33

Incoming business                               $349,394   $312,630   $311,537   $290,746   $307,157
Ending backlog                                  $ 67,603   $ 61,043   $ 65,166   $ 54,817   $ 68,912
- - - - ------------------------------------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS (AS A PERCENT OF NET SALES)

Cost of sales                                       62.9%      62.4%      62.9%      62.1%      61.4%
Gross profit margin                                 37.1%      37.6%      37.1%      37.9%      38.6%
Selling and administrative                          24.7%      25.2%      24.0%      22.7%      21.5%
Research, engineering and development                2.8%       2.9%       3.1%       3.7%       3.5%
Earnings before income taxes                         7.8%       8.4%       6.9%      10.5%      11.2%
Net earnings (loss)                                  5.0%       5.1%      (2.6%)      6.6%       7.0%
- - - - ------------------------------------------------------------------------------------------------------------------------------------
FINANCIAL CONDITION

Cash and cash equivalents                       $ 16,341   $ 22,640   $ 17,342   $ 21,637   $ 16,972
Working capital                                 $ 96,014   $ 93,736   $ 84,454   $ 86,847   $ 84,926
Net property, plant and equipment               $ 82,221   $ 73,777   $ 77,444   $ 65,179   $ 59,896
Intangibles and other assets                    $ 42,113   $ 34,878   $ 37,782   $ 15,068   $ 14,959
Total assets                                    $274,104   $247,940   $250,560   $213,385   $206,395
Capital expenditures                            $  9,943   $  8,883   $ 15,307   $ 15,412   $ 16,600
Depreciation and amortization                   $ 14,017   $ 11,807   $ 11,788   $  9,865   $  8,897
Long-term debt                                  $ 39,032   $ 34,925   $ 41,963   $ 21,064   $ 26,786
Postretirement benefits and
 other deferred items                           $ 42,237   $ 39,895   $ 37,590   $  9,294   $  9,312
Shareholders' equity                            $139,079   $127,571   $120,127   $136,736   $123,683
- - - - ------------------------------------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS

Return on average shareholders' equity              12.9%      13.1%      (5.7%)     15.1%      18.2%
Return on average net assets                         9.1%       8.9%      (3.2%)     12.7%      14.5%
Debt ratio                                          17.7%      17.3%      21.0%      12.6%      16.8%
Current ratio                                        2.8        3.1        2.7        2.9        2.8
Interest coverage ratio                              7.2        7.9        8.1       11.6       10.5
Cash dividends as a percent of
 beginning shareholders' equity                      6.2%       6.3%       5.5%       5.7%       5.8%
Book value (on shares outstanding)(c)           $   7.32   $   6.73   $   6.36   $   7.26   $   6.62
- - - - ------------------------------------------------------------------------------------------------------------------------------------

(a) Effective January 1, 1993, the Company early adopted SFAS No. 112. The cumulative effect of this change in accounting principle decreased net earnings by $0.4 million, or $.02 per share.
(b) During 1992, the Company changed its accounting method to early comply with SFAS No. 106 and to immediately recognize the cumulative effect of the transition obligation. This change decreased net earnings by $21.1 million, or $1.10 per share, for the recognition of the cumulative transition obligation and increased postretirement benefit expense in 1992 by an after tax amount of approximately $0.9 million, or $.05 per share.
(c) Prior years share and per share data have been restated to reflect the March 25, 1994 stock dividend which had the effect of a three-for-two stock split.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- - - - -------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------
RESULTS OF OPERATIONS
- - - - ---------------------
  Net sales for 1994 of $345.4 million were at a record level for the third consecutive year reflecting increases of 10.0% over $313.9 million in 1993 and 15.0% over $300.4 million in 1992. Strong capital spending in the North American and Asian markets and a recovering European economy were major factors in 1994's record. In addition, the 1994 acquisitions of Sereg Vannes S.A., a control valve manufacturer located in Thiers, France, and Mecair SpA, a manufacturer of valve actuators located in Milan, Italy, and the 1992 acquisition of Kammer Ventile GmbH, a control valve manufacturer in Essen, Germany, contributed to the record sales levels over the three year period. Excluding the acquisitions, 1994 sales were considerably above the 1993 level. However, 1993 sales without acquisitions were below 1992 sales due to weakness in the international marketplace during that period.

  Incoming business for 1994 of $349.4 million reached a record level for the third consecutive year, up 11.8% over the previous record of $312.6 million in 1993 and 12.2% higher than $311.5 million in 1992. The 1994 incoming business volume reflected aggressive capital spending by the worldwide process industries as well as the impact of the acquisitions. Record incoming business of $97.9 million in the fourth quarter of 1994 resulted in an ending backlog of $67.6 million at December 31, 1994, an increase of $6.6 million, or 10.8%, over the 1993 ending backlog of $61.0 million.

  International subsidiary contributions to consolidated net sales were an historic high of 31.1% in 1994, compared to 24.3% and 26.0% in 1993 and 1992, respectively. Export sales from the United States were $24.1 million in 1994, compared to $34.7 million and $21.0 million in 1993 and 1992, respectively.
The 1993 export sales were unusually high due to shipment of the Malaysian liquefied natural gas project from the Company's Valtek Incorporated subsidiary. Total net sales to international customers, as a percentage of net sales, were a record 38.1% in 1994, compared to 35.4% in 1993 and 32.5% in 1992. The increase in sales to international customers reflects the effects of the Sereg Vannes, Mecair and Kammer acquisitions, strong shipments from the Company's Asia-Pacific operations and improved European shipments. The Company expects the percent of international sales contributions to consolidated net sales to increase in future years as management continues its strategic emphasis on international sales and market development in the Asia-Pacific region and as business conditions within the European market strengthen.

  Gross profit margins were 37.1% in 1994, compared with 37.6% and 37.1% in 1993 and 1992, respectively. The 1994 gross profit margin was favorably impacted by improved burden absorption due to higher levels of plant utilization at the Company's North American operations, as well as the continuing positive effects of cost reduction and productivity improvement programs throughout the Company. Offsetting these were transition costs associated with the acquisition of Sereg Vannes and the negative effects of continued competitive pricing pressures, particularly in Valtek's automatic control valve business. In addition, 1993 gross profit margin was unusually high due to the positive impact of a planned reduction in inventories which favorably impacted the LIFO inventory pool resulting in earnings of $.11 per share. The Company believes its emphasis on becoming the low total cost producer, Valtek's Customer Oriented Reengineering Program, and implementation of cellular manufacturing which provides greater operational flexibility, shorter lead times, reduced inventory levels and improved customer service will have a favorable impact on the gross profit margin in the future. However, pricing levels within the Company's global market are expected to remain competitive.

  Selling and administrative expenses as a percent of net sales were 24.7% in 1994, compared to 25.2% and 24.0% in 1993 and 1992, respectively. The leveraging of selling and administrative expense as a percent of net sales in 1994 compared with 1993 was planned. Selling and administrative expense in dollars increased in 1994 from 1993 due to consolidation of the Mecair and Sereg Vannes expense. Excluding the 1994 acquisitions, selling and administrative expenses in 1994 were relatively flat with 1993 while administrative expenses were flat over the three year period. The 1993 selling and administrative expenses, both in absolute dollars and as a percent of net sales, were above the 1992 level due to a full year of Kammer expense and an increase in Valtek sales commissions. The Company continues to invest resources in the development and growth of international and automation business operations. While this has increased selling and service costs at the expense of short-term profits, these programs are consistent with the Company's longer-range goals. The Company expects to further leverage selling and administrative expenses as a percent of net sales in 1995.

  Research, engineering and development expenses (including research and development expenses reported in footnote 15 of this report) as a percent of net sales were 2.8% in 1994, compared to 2.9% and 3.1% in 1993 and 1992, respectively. Spending levels in 1994 reflect the Company's continued investment in new products and production processes. Research, engineering and development as a percent of net sales declined over the three year period because of a planned reduction of expenses in manufacturing engineering as the majority of the Company's transition to focused factory (cellular) programs has been implemented. New products introduced in 1994 include the "MaxFlo" automatic control valve package, the "Marathon" high cycle/low emission valve and the "CHEMSTAR ISO" standard magnetic drive pump. The Company believes that continued investment in research, engineering and development will provide important new products and processes that will benefit its customers and shareholders in future years.

  Interest expense in 1994 was $4.3 million, compared to $3.9 million in 1993 and $2.9 million in 1992. The increase in interest expense in 1994 and 1993 from 1992 reflects interest on the long-term debt borrowed to purchase Sereg Vannes and Kammer, which was partially offset by a reduction in expense related to planned repayments of debt.

  Other expense, net, resulted in expense of $1.9 million in 1994 compared to income of $.3 million in 1993 and expense in 1992 of $.6 million. The increase in expense reflects foreign currency losses in 1994 of $1.0 million compared with gains of $.4 million and $.1 million in 1993 and 1992, respectively. A significant portion of the losses in 1994 occurred when foreign currency contracts to hedge anticipated business transactions were closed in the third quarter of 1994. Material currency losses are not expected to recur in 1995. In addition, accrued incentive compensation expense and amortization of goodwill related to the acquisitions increased significantly in 1994 over 1993 and 1992.

  In 1992, the Company initiated a restructuring program which resulted in a one-time pretax expense of $6.0 million ($3.8 million after tax), or $.20 per share. This program covered the closing or write-down of certain under-utilized assets resulting from the Company's continued cost reduction and productivity improvement efforts, the inventory write-off of product lines which were discontinued due to new product introductions and expenses associated with the reassignment and relocation of personnel throughout the Company's global organization. The Company believes that the restructuring had a slightly favorable impact on 1994 and 1993 results and will continue to provide positive long-term effects. The programs covered in the restructuring were essentially complete at December 31, 1994, with minimal changes in estimates from the original accrual. This compares with a balance of $1.0 million at December 31, 1993.

  In 1994, the Company modified its postretirement health care benefit and pension plans. The net effect of these plan changes as well as lower than anticipated health care cost increases had the effect of reducing the Company's accumulated pension and postretirement health care obligations significantly in 1994. This net decrease in benefit obligations reduced 1994 pretax expense by approximately $.8 million and is expected to reduce expense in 1995 by approximately the same amount. In addition, in 1993 the Company reduced the rates used to discount its pension and postretirement health care obligations from 8.0% to 7.5% in order to better reflect its future obligations and reduced the expected rate of future increases in compensation in its pension obligations from 5.5% to 5.0%. The net effect of these combined plan changes in 1993 increased the accumulated pension and postretirement health care obligations by approximately $5.1 million, or about 5.6%.

  During the fourth quarter of 1992, the Company adopted, effective January 1, 1992, the principles of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 106 requires companies to record a liability for its employees' accumulated postretirement benefit costs and to recognize ongoing expenses on an accrual basis. The Company recognized a $32.9 million pretax cumulative effect with the change in accounting principle, which represents the accumulated postretirement benefit obligations as of January 1, 1992. The effect on net earnings and shareholders' equity, net of income tax effect, was $21.1 million, or $1.10 per share. Adoption of SFAS No. 106 also increased the annual postretirement benefit pretax expense in 1993 and 1992 by approximately $1.5 million. The 1994 annual postretirement benefit pretax expense was $.5 million. The reduction in expense reflects the aforementioned net effects of health care plan changes, the impact of lower than anticipated health care cost increases over the past two years and a reduction in the rate used to discount the obligation.

  Effective January 1, 1993, the Company early adopted the principles of SFAS No. 112, "Employers' Accounting for Postemployment Benefits." Compliance with this standard resulted in a cumulative after tax loss of $.4 million, or $.02 per share, which represents the accumulated postemployment benefit obligation as of January 1, 1993. Compliance with SFAS No. 112 did not impact 1994 earnings and is not expected to materially impact future earnings.

  The effective tax rate was 36.3% in 1994, compared to 37.5% and 36.0% in 1993 and 1992, respectively. The reduction in the 1994 tax rate reflects the favorable impacts of the fourth quarter liquidation of a wholly owned foreign entity, utilization of tax loss carryforwards generated within the Company's European operations and resolution of a multi-year state tax issue. The 1994 tax rate includes an increase in rate related to the Revenue Reconciliation Act of 1993. The 1993 tax rate was not materially affected by the tax increase arising from this legislation because the increase in the statutory rate was offset by a revaluation of deferred tax assets on the balance sheet. During 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." The cumulative effect of compliance with the principles established in this standard did not materially impact the 1993 annual earnings. The increase in the 1993 tax rate over 1992 resulted from SFAS No. 109 which precluded the establishment of deferred tax benefits on the unremitted earnings of foreign operations.

  The 1994 earnings, which improved each quarter throughout the year, were $17.2 million, or $.90 per share, compared with $16.1 million, or $.84 per share in 1993, and $17.0 million, or $.89 per share in 1992. (The 1992 earnings and ratio figures referenced in this discussion exclude the cumulative effect of compliance with SFAS No. 106 and the restructuring.) Improved burden absorption, leveraging of selling and administrative expenses, a return to profitability within the European operations, a reduction in health care costs and a decrease in the effective tax rate contributed to the 1994 earnings growth. However, negatively impacting earnings were transition costs associated with the acquisition of Sereg Vannes, currency losses and competitive pricing.

CAPITAL RESOURCES AND LIQUIDITY

  The Company's capital structure, consisting of long-term debt, deferred items and shareholders' equity, continues to enable the Company to finance short- and long-range business objectives. At December 31, 1994, long-term debt was 17.7% of the capital structure, compared to 17.3% and 21.0% at December 31, 1993 and 1992, respectively. The increase in long-term debt in 1994 from 1993, both as a percent of the capital structure and in absolute dollars, resulted from the acquisition of Sereg Vannes, but it was partially offset by scheduled debt repayments.

  The return on average net assets was 9.1%, compared to 8.9% in 1993 and 9.9% in 1992. In 1994, return on average shareholders' equity was 12.9%, compared to 13.1% in 1993 and 13.8% in 1992. Management is focused on improving its performance in these areas in 1995.

  Capital expenditures in 1994 were $9.9 million, compared to $8.9 million and $15.3 million in 1993 and 1992, respectively. The 1994 expenditures were devoted to manufacturing equipment for replacement and new product introductions and improved information systems associated with Valtek's Customer Oriented Reengineering Program. The 1993 capital expenditures were unusually low as many of the Company's major cellular manufacturing and international expansion programs were completed in 1992. The planned 1995 expenditures, expected to be approximately $13.0 million, will be invested in tools and process technology to enable the Company to further progress toward its goal of being the highest quality/lowest total cost producer in its market.

  Cash and cash equivalents decreased to $16.3 million, compared to $22.6 million and $17.3 million at December 31, 1993 and 1992, respectively.
However, the Company's positive cash flow from operations was $27.9 million in 1994, compared with $30.5 million in 1993 and $24.8 million in 1992. This positive cash position enabled the Company to internally fund portions of the 1994 acquisitions. The Mecair acquisition was funded through the utilization of internal cash, and Sereg Vannes was funded with the combination of internal cash and external borrowings. Cash in excess of current requirements was invested in high-grade, short-term securities. The Company currently has $22.9 million of lines of credit and $12.2 million available under revolving credit agreements, and believes that available cash and these lines of credit arrangements will be adequate to fund operating and capital expenditure cash needs through the coming year.

  The Company's liquidity position is reflected in a current ratio of 2.8 to 1 at December 31, 1994. This compares to 3.1 to 1 and 2.7 to 1 at December 31, 1993 and 1992, respectively. Working capital increased to $96.0 million in 1994, compared to $93.7 million and $84.4 million in 1993 and 1992, respectively. Working capital as a percent of net sales decreased to 27.8%, compared to 29.9% and 28.1% for 1993 and 1992, respectively. The decrease in working capital as a percentage of net sales reflects the 1994 acquisitions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- - - - -------  -------------------------------------------

CONSOLIDATED STATEMENT OF OPERATIONS
(dollars in thousands except per share data)

Years ended December 31,                                1994            1993            1992
- - - - ------------------------------------------------------------------------------------------------
Net sales                                               $345,388        $313,920        $300,357

Costs and expenses:
  Cost of sales                                          217,249         195,837         188,857
  Selling and administrative                              85,345          78,969          72,169
  Research, engineering and development                    9,613           9,178           9,193
   Interest                                                4,346           3,852           2,916
  Other, net                                               1,897            (309)            598
Restructuring                                                  -               -           5,965
- - - - ------------------------------------------------------------------------------------------------
                                                         318,450         287,527         279,698
- - - - ------------------------------------------------------------------------------------------------
Earnings before income taxes                              26,938          26,393          20,659
Provision for income taxes                                 9,780           9,901           7,430
- - - - ------------------------------------------------------------------------------------------------
Earnings before cumulative effect
  of a change in accounting principle                     17,158          16,492          13,229
Cumulative effect of change in method
  of accounting for postemployment benefits -
  net of tax of $231 - $.02 per share                          -            (385)               -
Cumulative effect of change in method
  of accounting for postretirement benefits -
  net of tax of $11,848 - $1.10 per share                      -               -         (21,063)
- - - - ------------------------------------------------------------------------------------------------
Net earnings (loss)                                     $ 17,158        $ 16,107        $ (7,834)
================================================================================================
Earnings per share before
  cumulative effect of a change
  in accounting principle                               $    .90        $   .86         $    .69
Net earnings (loss) per share                           $    .90        $   .84         $   (.41)
================================================================================================
Average common and common
  equivalent shares outstanding
 (in thousands of shares)                                 19,147         19,078           19,070
================================================================================================
(See accompanying notes.)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(dollars in thousands except share data)


                                                                                                      Foreign
                                                                                                      currency           Total
                                                                    Capital in                        and other          share-
                                                   Common           excess of        Retained         equity           holders'
                                                    stock            par value       earnings         adjustments        equity
- - - - -------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1991                       $15,692          $10,640          $109,449         $   955          $136,736
Net loss                                              -                -               (7,834)           -               (7,834)
Cash dividends                                        -                -               (7,549)           -               (7,549)
Stock issued (42,853) under stock plans                 53              354              -                136               543
Foreign currency translation adjustment               -                -                 -             (1,540)           (1,540)
Nonqualified pension plan adjustment                  -                -                 -               (221)             (221)
Net treasury stock activity,
  287 shares held at cost                             -                -                 -                 (8)               (8)
- - - - -------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1992                        15,745           10,994            94,066            (678)          120,127
Net earnings                                          -                -               16,107            -               16,107
Cash dividends                                        -                -               (7,573)           -               (7,573)
Stock issued (39,045) under stock plans                 49              439              -                 48               536
Foreign currency translation adjustment               -                -                 -             (1,599)           (1,599)
Nonqualified pension plan adjustment                  -                -                 -                126               126
Net treasury stock activity,
  7,137 shares held at cost                           -                -                 -               (153)             (153)
- - - - --------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993                        15,794           11,433           102,600          (2,256)          127,571
Net earnings                                          -                -               17,158            -               17,158
Cash dividends                                        -                -               (8,034)           -               (8,034)
Shares issued for three-for-two stock split          7,897           (7,897)             -               -                -
Stock issued (45,467) under stock plans                 57              138              -                138               333
Foreign currency translation adjustment               -                -                 -              1,686             1,686
Nonqualified pension plan adjustment                  -                -                 -                263               263
Net treasury stock activity,
  3,500 shares held at cost                           -                -                 -                102               102
- - - - --------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                       $23,748          $ 3,674          $111,724         $   (67)         $139,079
================================================================================================================================
(See accompanying notes.)

CONSOLIDATED BALANCE SHEET
(dollars in thousands)

December 31,                                                                    1994                     1993
- - - - -----------------------------------------------------------------------------------------------------------------------
ASSETS
- - - - -----------------------------------------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                                                  $ 16,341                 $ 22,640
  Accounts receivable                                                          67,189                   57,196
  Inventories                                                                  62,246                   55,000
  Prepaid expenses                                                              3,994                    4,449
- - - - -----------------------------------------------------------------------------------------------------------------------
    Total current assets                                                      149,770                  139,285
- - - - -----------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, at cost                                        187,731                  164,824
  Less accumulated depreciation and amortization                              105,510                   91,047
- - - - -----------------------------------------------------------------------------------------------------------------------
Net property, plant and equipment                                              82,221                   73,777
- - - - -----------------------------------------------------------------------------------------------------------------------
Intangibles and other assets                                                   42,113                   34,878
- - - - -----------------------------------------------------------------------------------------------------------------------
                                                                             $274,104                 $247,940
=======================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
- - - - -----------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                                           $ 19,480                 $ 14,138
  Notes payable                                                                 2,251                      339
  Income taxes                                                                    236                    2,676
  Accrued liabilities                                                          26,838                   22,734
  Long-term debt due within one year                                            4,951                    5,662
- - - - -----------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                              53,756                   45,549
- - - - -----------------------------------------------------------------------------------------------------------------------
Long-term debt due after one year                                              39,032                   34,925
- - - - -----------------------------------------------------------------------------------------------------------------------
Postretirement benefits and other deferred items                               42,237                   39,895
- - - - -----------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
  Serial preferred stock, $1.00 par value,
    no shares issued                                                             -                        -
  Common stock, $1.25 par value, 18,998,350
    shares issued (18,952,883 in 1993)                                         23,748                   15,794
  Capital in excess of par value                                                3,674                   11,433
  Retained earnings                                                           111,724                  102,600
- - - - -----------------------------------------------------------------------------------------------------------------------
                                                                              139,146                  129,827
  Foreign currency and other equity adjustments                                   (67)                  (2,256)
- - - - -----------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                               139,079                  127,571
- - - - -----------------------------------------------------------------------------------------------------------------------
                                                                             $274,104                 $247,940
=======================================================================================================================
(See accompanying notes.)

CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands)

Years ended December 31,                                                       1994           1993         1992
- - - - --------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents
- - - - --------------------------------------------------------------------------------------------------------------------
Operating activities:
   Earnings before cumulative effect of
      a change in accounting principle                                       $ 17,158       $ 16,492      $ 13,229
   Cumulative effect of change in
      accounting principle                                                       -              (385)      (21,063)
- - - - --------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                            17,158         16,107        (7,834)
  Adjustments to reconcile net earnings (loss) to
  net cash provided by operating activities:
    Depreciation and amortization                                              14,017         11,807        11,788
    Loss on the sale of fixed assets                                              107            176           438
  Change in assets and liabilities net of
  effects of acquisitions:
    Accounts receivable                                                        (1,445)        (4,472)           (9)
    Inventories                                                                 1,577          2,282        (1,641)
    Prepaid expenses                                                              582          1,582        (1,364)
    Accounts payable and accrued liabilities                                   (1,872)           239         1,252
    Income taxes                                                               (2,441)        (2,994)         (668)
    Postretirement benefits and other
      deferred items                                                              217          5,822        22,859
- - - - --------------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities                                       27,900         30,549        24,821
- - - - --------------------------------------------------------------------------------------------------------------------
Investing activities:
  Capital expenditures                                                         (9,943)        (8,883)      (15,307)
  Payment for acquisitions, net of
    cash acquired                                                             (14,900)           -         (25,248)
  Other                                                                           622         (2,027)       (1,028)
- - - - --------------------------------------------------------------------------------------------------------------------
Net cash flows from investing activities                                      (24,221)       (10,910)      (41,583)
- - - - --------------------------------------------------------------------------------------------------------------------
Financing activities:
  Net repayments under lines-of-credit                                         (1,850)          (892)       (1,300)
  Payments on long-term debt                                                   (6,727)        (6,457)       (6,283)
  Proceeds from long-term debt                                                  6,411            299        29,066
  Proceeds from issuance of common stock                                          697            509           314
  Dividends paid                                                               (8,034)        (7,573)       (7,549)
- - - - ---------------------------------------------------------------------------------------------------------------------
Net cash flows from financing activities                                       (9,503)       (14,114)       14,248
- - - - --------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes                                                  (475)          (227)       (1,781)
- - - - --------------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                        (6,299)         5,298        (4,295)
Cash and cash equivalents at beginning of year                                 22,640         17,342        21,637
- - - - --------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                     $ 16,341       $ 22,640      $ 17,342
====================================================================================================================
(See accompanying notes.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars presented in tables in thousands except per share data)
- - - - --------------------------------------------------------------------------------
1.      SIGNIFICANT ACCOUNTING POLICIES


        PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.
        CASH EQUIVALENTS - Cash equivalents represent short-term investments which are highly liquid with principal values that are not subject to significant risk of change due to interest rate fluctuations.
        ACCOUNTS RECEIVABLE - Accounts receivable are stated net of the allowance for doubtful accounts of $881,000 and $597,000 at December 31, 1994 and 1993, respectively.
        INVENTORIES - Inventories are stated at the lower-of-cost or market. Cost is determined for all domestic inventories by the last-in, first-out
(LIFO) method and for foreign inventories by the first-in, first-out (FIFO) method.
        FINANCIAL INSTRUMENTS - Gains and losses on hedges of existing assets or liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income as part of those carrying amounts. Gains and losses related to hedges of anticipated transactions are recognized in income as the transactions occur.
        The carrying amounts of the Company's financial instruments approximate fair value as defined under SFAS No. 107. Fair value is estimated by reference to quoted prices by financial institutions, as well as through other valuation techniques.
        RETIREMENT BENEFIT COSTS - Defined benefit pension expense and postretirement benefit expense are based on independent actuarial valuations assuming current and prior service costs are recognized over employees' expected service periods.
        PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION - Depreciation and amortization of property, plant and equipment is computed on the straight-line method based on the estimated useful lives of the depreciable assets.
        INTANGIBLES AND OTHER ASSETS - Excess cost over the fair value of net assets acquired (or goodwill) generally is amortized on a straight-line basis over 15-40 years. The carrying value of goodwill will be reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of cash flows.

2.      ACQUISITIONS

        On April 28, 1994, the Company purchased Sereg Vannes S.A., an automatic control valve company headquartered in Thiers, France. The acquisition was funded with the combination of internal cash and external borrowings.
        On January 5, 1994, the Company purchased the valve actuator business of Mecair SpA in Milan, Italy and its associated Mecair companies in Limburg, Germany; Alton Hampshire, England; and Gennevilliers, France. The acquisition was funded through the utilization of internal cash.
        The 1994 acquisitions are not material, either individually or in the aggregate, thus no pro forma information is presented for these acquisitions.
        On September 23, 1992, the Company purchased all the issued and outstanding stock of Kammer Ventile GmbH of Essen, Germany and its associated Kammer companies in Pittsburgh, Pennsylvania, Paris, France and
La Chaux-de-Fonds, Switzerland. Simultaneously, the Company acquired the fixed assets of a sole proprietorship owned by Mr. Eckhard Kammer which were leased to or otherwise used by Kammer Ventile GmbH. Assets of $18,079,000 were acquired and liabilities of $4,942,000 were assumed in 1992 as a result of the above acquisition.
        The Company's acquisition of Kammer required the aggregate payment of DM 42,000,000 or approximately $28,500,000 at the exchange rate on or about September 23, 1992. The acquisition was funded through a combination of deutsche mark denominated long-term debt totalling $25,000,000 at the exchange rate on or about September 23, 1992 and Company cash resources for the balance.
        The following reflects certain unaudited condensed consolidated pro forma financial data for the year ended December 31, 1992, assuming the purchase had been consummated as of the beginning of the period presented.

                                               Pro Forma Statement of Operations Including Kammer
- - - - ------------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands except per share data)                                                    1992
- - - - ------------------------------------------------------------------------------------------------------------------------------------
Revenues                                                                                      $315,165
Earnings before cumulative effect
  of change in accounting principle                                                             13,707
Cumulative effect of change in method
  of accounting for postretirement benefits                                                    (21,063)
Net loss                                                                                      $ (7,356)
Earnings per share before cumulative effect
  of a change in method of accounting for
  postretirement benefits                                                                     $    .72
Net loss per share                                                                            $   (.39)
- - - - ------------------------------------------------------------------------------------------------------------------------------------
All of these transactions were accounted for under the purchase method of accounting.


3.      RESTRUCTURING

        During the fourth quarter of 1992, the Company initiated a restructuring program which resulted in a one-time pretax expense of approximately $6,000,000, or $.20 per share. This program covered the closing or write-down of certain under-utilized assets resulting from the Company's continued cost reduction and productivity improvements efforts, the inventory write-off of product lines which were discontinued due to new product introductions, and expenses associated with the reassignment and relocation of personnel throughout the global organization.

4.      INVENTORIES


        Inventories at December 31, 1994 and 1993 and the method of determining cost were as follows:
                                                            Domestic                   Foreign
                                                           inventories               inventories                 Total
                                                             (LIFO)                    (FIFO)                 inventories
                                                           -----------               -----------              -----------
December 31, 1994:
Raw materials                                              $   234                   $   719                  $   953
Work in process
  and finished goods                                        34,554                    26,739                   61,293
                                                           -------                   -------                  -------
                                                           $34,788                   $27,458                  $62,246
                                                           =======                   =======                  =======



December 31, 1993:
Raw materials                                              $   303                   $   695                  $   998
Work in process
  and finished goods                                        35,328                    18,674                   54,002
                                                           -------                   -------                  -------
                                                           $35,631                   $19,369                  $55,000
                                                           =======                   =======                  =======



        LIFO inventories at current cost were $26,770,000 and $26,341,000 higher than reported at December 31, 1994 and 1993, respectively. During 1993 certain inventory quantities were reduced which resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years. The effect of the 1993 liquidation was to increase net earnings by $2,792,000.


5.      PROPERTY, PLANT AND EQUIPMENT


        Property, plant and equipment at December 31, 1994 and 1993 were as follows:

                                                             1994                      1993
                                                           --------                  --------
Land                                                       $  3,318                  $  2,696
Buildings                                                    45,109                    38,585
Machinery and equipment                                     117,164                   102,340
Furniture and fixtures                                       22,140                    21,203
                                                           --------                  --------
                                                           $187,731                  $164,824
                                                           ========                  ========


6.      INTANGIBLES AND OTHER ASSETS


        Intangibles and other assets at December 31, 1994 and 1993 were as follows:


                                                                                       1994                     1993
                                                                                     -------                  -------
Cost in excess of fair value
  of tangible net assets acquired                                                    $30,208                  $26,707
Amortization of intangibles                                                           (4,594)                  (3,814)
Pension assets                                                                         6,417                    5,636
Deferred tax assets                                                                    3,053                    2,460
Other                                                                                  7,029                    3,889
                                                                                     -------                   -------
                                                                                     $42,113                  $34,878
                                                                                     =======                  =======

7.      ACCRUED LIABILITIES


        Accrued liabilities at December 31, 1994 and 1993 were as follows:

                                                                                         1994                   1993
                                                                                       -------                -------
Wages and other compensation                                                           $14,083                $11,296
Commissions                                                                              2,536                  3,657
Other                                                                                   10,219                  7,781
                                                                                       -------                -------
                                                                                       $26,838                $22,734
                                                                                       =======                =======


8.      LONG-TERM DEBT AND DIVIDEND RESTRICTIONS


        Long-term debt, including capital lease obligations, at December 31, 1994 and 1993 were as follows:

                                                                                       1994                     1993
                                                                                     -------                  -------
8.94% loan due annually
  1995 through 2001                                                                  $24,021                  $21,378
7.45% loan due quarterly
  1996 through 1999                                                                    6,180                     -
9.50% promissory notes due
  annually through 1997                                                                6,000                    8,000
Capital lease obligations                                                              2,161                    2,819
Other, various maturities and rates                                                    5,621                    8,390
                                                                                     -------                  -------
                                                                                      43,983                   40,587
Less amounts due within one year                                                       4,951                    5,662
                                                                                     -------                  -------
                                                                                     $39,032                  $34,925
                                                                                     =======                  =======


        Interest paid amounted to $3,858,000, $3,839,000, and $2,463,000 in
1994, 1993 and 1992, respectively.

        Maturities of long-term debt, including capital lease obligations for each of the four years subsequent to 1995, are as follows:

                                                           1996                      $7,813
                                                           1997                      $8,160
                                                           1998                      $6,129
                                                           1999                      $6,204

        In 1992, the Company incurred long-term debt to finance the Kammer acquisition. The U.S. dollar denominated debt was effectively converted to a deutsche mark obligation through a currency swap agreement. The currency swap is a hedge of the net investment in the subsidiary. Unrealized gains and losses on the hedge are not recognized in income, but are shown in the cumulative translation adjustment account included in Shareholders' equity with the related amounts due to and from the counterparty included in Long-term debt. The maturity and repayment terms of the swap match precisely the maturity and repayment terms of the underlying debt.

        The long-term debt agreements require the Company to maintain specified levels of tangible net worth and restrict the payment of cash dividends. Approximately $16,246,000 and $15,442,000 of consolidated retained earnings were available for payment of dividends at December 31, 1994 and 1993, respectively. Dividends are limited to $15,000,000 plus 50% of defined net earnings subsequent to January 1, 1992.

        At December 31, 1994 and 1993, the Company had credit facilities available from banks under which it could borrow, at a rate not to exceed prime or local market rates, up to $22,940,000 and $8,200,000, respectively. Under these facilities, the Company had $2,251,000 and $339,000 in borrowings outstanding at December 31, 1994 and 1993. The weighted average interest rate on short-term borrowings at December 31, 1994 and 1993, was 8.8% and 7.2%, respectively. In both years, these borrowings were used primarily to support the operations of foreign subsidiaries. Additionally, the Company has available $12,188,000 in revolving credit agreements with domestic banks.

9.      POSTRETIREMENT BENEFITS AND OTHER DEFERRED ITEMS


        Deferred postretirement benefits and other deferred items at December 31, 1994 and 1993 were as follows:

                                                                                      1994                       1993
                                                                                     ------                     ------
Postretirement benefits                                                              $36,620                    $35,910
Other                                                                                  5,617                      3,985
                                                                                     -------                    -------
                                                                                     $42,237                    $39,895
                                                                                     =======                    =======


10.     LEASES AND RENTALS

        Assets subject to capitalized leases and included in property, plant and equipment at cost amounted to $7,706,000 in 1994 and $7,727,000 in 1993. Accumulated amortization for the capitalized leases amounted to $6,216,000 in 1994 and $6,003,000 in 1993.

     The minimum rental commitments as of December 31, 1994 for all noncancelable leases are as follows:

                                                                                     Operating                 Capital
                                                                                      leases                   leases
                                                                                     ---------                --------
1995                                                                                 $ 3,396                  $  863
1996                                                                                   2,643                     723
1997                                                                                   1,939                     646
1998                                                                                   1,438                     571
1999                                                                                   1,081                      74
2000 and subsequent                                                                    2,026                      40
                                                                                     ---------                 -------
Total minimum lease payments                                                         $12,523                   2,917
                                                                                     =========
Less amount representing interest
  on capital leases                                                                                              503
                                                                                                              --------
Present value of minimum capital
  lease payments                                                                                              $2,414
                                                                                                              ========

        Total rental expense amounted to $6,334,000, $5,771,000 and $5,789,000 in 1994, 1993 and 1992, respectively.

11.     CONTINGENCIES

        The Company has received notification alleging potential involvement at six former public waste disposal sites which may be subject to remediation.
The sites are in various stages of evaluation by federal and state environmental authorities. The projected cost of remediating these sites, as well as the Company's alleged "fair share" allocation, is uncertain and speculative until all studies have been completed and the parties have either negotiated an amicable resolution or the matter has been judicially resolved. At each site, there are many other parties who have similarly been identified, and the identification and location of additional parties is continuing under applicable federal or state law. Many of the other parties identified are financially strong and solvent companies which appear able to pay their share of the remediation costs. Based on the Company's preliminary information about the waste disposal practices at these sites and the environmental regulatory process in general, the Company believes that it is likely that ultimate remediation liability costs for each site will be apportioned among all liable parties, including site owners and waste transporters, according to the volumes and/or toxicity of the wastes shown to have been disposed of at the sites.

        The Company also owns and formerly operated a captive spent foundry sand disposal site near its Dayton foundry. Pursuant to a consent decree with the State of Ohio, an independent consultant was selected by the State and engaged to determine the extent of environmental contamination at the site.
The consultant has completed its investigation and submitted its report to the State which concludes, in general, that no environmental contamination attributable to the Company was found at this site. The Company is currently working with the State to resolve the few remaining issues on an informal basis involving limited and voluntary remediation at the site in return for terminating this consent decree.

        The Company is also a defendant in a number of products liability lawsuits which are insured, subject to applicable deductibles. The Company has fully accrued the estimated loss reserve for each such lawsuit. The Company has additionally accrued a limited general reserve against possible increases in the Company's liability exposure if further adverse facts develop during the lawsuits. Given the inherent volatility and uncertainty of any products liability litigation, there is a possibility of further increases in the costs of resolving these claims, although the Company has no current reason to now believe that any such increase is probable or quantifiable.

        Although none of the aforementioned gives rise to any additional liability that can now be reasonably estimated, it is possible that the Company could incur additional costs in the range of $100,000 to $500,000 over the upcoming five years to fully resolve these matters. The Company has accrued the minimum end of this range. In determining this estimated range of contingent liability, the Company has not discounted to present value nor offset any insurance recoveries against such range. The Company will continue to evaluate these contingent loss exposures and, if they develop, recognize expense as soon as such losses can be reasonably estimated.

12.      SHAREHOLDERS' EQUITY


        On March 25, 1994, the Company distributed a stock dividend which had the effect of a three-for-two stock split. All per share and share data, where appropriate, have been restated to reflect this stock split. At December 31, 1994 and 1993, the Company had 30,000,000 shares of common stock, $1.25 par value, and 1,000,000 shares of $1.00 par value preferred stock authorized.

        Each share of the Company's common stock contains a preferred stock
purchase right.   These rights are not currently exercisable and trade in
tandem with the common stock. The rights, in general, become exercisable and trade separately in the event of certain significant changes in common stock ownership or on the commencement of certain tender offers which, in either case, may lead to a change of control of the Company. Upon becoming exercisable, the rights provide shareholders the opportunity to acquire a new series of Company preferred stock to be then automatically issued at a pre-established price. In the event of certain forms of acquisition of the Company, the rights also provide Company shareholders the opportunity to purchase shares of the acquiring company's common stock from the acquirer at a 50% discount from the current market value. The rights are redeemable for $.022 per right by the Company at any time prior to becoming exercisable and will expire in August, 1996.

        At December 31, 1994, approximately 1,347,000 shares of common stock were reserved for exercise of stock options and for grants of restricted stock.

13.     STOCK PLANS


        The Company has two stock option plans and a restricted stock plan.

        The 1979 Stock Option Plan was approved by shareholders in 1979 and expired on April 15, 1989. The 1989 Stock Option Plan was approved by shareholders on April 26, 1989 and will expire on December 31, 1998. Under both plans, options have been granted to officers and employees to purchase shares of the Company's common stock at a price not less than the fair market value at the date of grant. Generally, these options become exercisable over staggered periods, but may not be exercised after 10 years from the date of the grant.

        The 1989 Plan authorized the grant of options to purchase up to 1,125,000 shares of the Company's common stock. Any option, or portion thereof, granted under the Plan may include a stock appreciation right. A stock appreciation right will permit the optionees to elect to surrender their option, or any portion thereof and receive, in exchange therefor, cash in an amount equal to the excess of the current fair market value over the option price of the option surrendered. The impact on earnings for the three years ending December 31, 1994, was not significant.

        At December 31, 1994, 1993 and 1992, the aggregate number of options exercisable under the plans was 384,576, 355,108 and 387,421, respectively.

        Information with respect to the stock option plans follows:


                                                               Common shares                             Average
                                                    -----------------------------------               option price
                                                     1979 Plan               1989 Plan                  per share
                                                    ----------               ---------                ------------
Outstanding at
December 31, 1991                                   198,217                  385,009                     $10.19

  Options granted                                      -                     109,722                      14.64
  Options exercised                                 (44,616)                 (23,280)                      7.05
  Options canceled                                     -                     ( 5,850)                     11.81
                                                    --------                 --------

Outstanding at
December 31, 1992                                   153,601                  465,601                      11.31

  Options granted                                      -                     133,026                      14.65
  Options exercised                                 (30,805)                 (14,887)                      6.81
  Options canceled                                     -                     ( 4,699)                     12.18
                                                    -------                  -------

Outstanding at
December 31, 1993                                   122,796                  579,041                      12.23

  Options granted                                      -                     120,453                      16.39
  Options exercised                                 (44,039)                 (23,195)                      7.48
  Options canceled                                     (577)                 (27,201)                     13.84
                                                    --------                 --------

Outstanding at
December 31, 1994                                    78,180                  649,098                     $13.29
                                                    ========                 ========


        During 1994, options for 110,916 shares became exercisable at an average price of $13.72 per share.


        The 1989 Restricted Stock Plan was approved by shareholders on April 26, 1989. The Plan authorized the grant of up to 337,500 shares of the Company's common stock as restricted shares to directors and employees of the Company. In general, the shares cannot be sold, transferred, pledged or assigned for a period of not less than one nor more than ten years, and are subject to forfeiture during the restriction period. The market value of shares awarded under the Plan is amortized to compensation expense over the periods in which the restrictions lapse. Restricted stock grants of 2,400, 19,686 and 1,410 shares were made in 1994, 1993 and 1992, respectively, at an average market value of $15.18 per share.

14.     INCOME TAXES


        Effective January 1, 1993, the Company changed its method of accounting for income taxes as required by SFAS No. 109, "Accounting for Income Taxes".
As permitted under the new rules, prior years' financial statements have not been restated. The cumulative effect of adopting SFAS No. 109 was not material.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1994 and 1993 were as follows:

                                                     1994                      1993
                                                   --------                  --------
Deferred tax assets related to:
  Postretirement benefits                          $13,549                   $13,287
  Compensation accruals                              1,164                       938
  Other benefit accruals                               543                     1,488
  Other                                              2,181                     4,959
                                                   -------                   -------
    Total deferred tax assets                       17,437                    20,672
                                                   -------                   -------
Deferred tax liabilities related to:
  Depreciation                                       5,107                     5,891
  Pension benefits                                   2,172                     1,444
  Passive foreign investments                        1,612                     1,200
  Other                                              3,728                     6,389
                                                   -------                   -------
    Total deferred tax liabilities                  12,619                    14,924
                                                   -------                   -------

Net deferred tax asset                             $ 4,818                   $ 5,748
                                                   =======                   =======

        Earnings before income taxes consist of the following components:

                                                     1994                      1993                     1992
                                                   --------                  --------                 --------
Earnings before income taxes:
  United States                                    $22,264                   $22,360                  $15,348
  Foreign                                            4,674                     4,033                    5,311
                                                   -------                   -------                  -------
                                                   $26,938                   $26,393                  $20,659
                                                   =======                   =======                  =======

        Significant components of the provision for income taxes attributable to continuing operations are as follows:

                                                     1994                      1993                     1992
                                                   ---------                 --------                 --------
Current:
  United States                                    $ 6,991                   $ 6,337                  $ 7,260
  Foreign                                            1,195                     1,251                    1,648
  State and local                                      664                       995                      544
                                                   -------                   -------                  -------
    Total current                                    8,850                     8,583                    9,452
                                                   -------                   -------                  -------
Deferred:
  United States                                        682                       924                   (2,426)
  Foreign                                              209                       341                      547
  State and local                                       39                        53                     (143)
                                                   -------                   -------                  -------
    Total deferred                                     930                     1,318                   (2,022)
                                                   -------                   -------                  -------
                                                   $ 9,780                   $ 9,901                  $ 7,430
                                                   =======                   =======                  =======

        The components of the provision for deferred income taxes for the years ended December 31, 1994, 1993 and 1992 were as follows:

                                                     1994                      1993                     1992
                                                   --------                  --------                 --------
Postretirement benefits                            $  (262)                  $  (551)                 $  (543)
Restructuring reserve                                  -                       1,414                   (1,709)
Pensions                                               533                        87                      120
Other                                                  659                       368                      110
                                                   -------                   --------                 --------
  Provision for deferred
  income taxes                                     $   930                   $ 1,318                  $(2,022)
                                                   =======                   ========                 ========

        Income taxes paid amounted to $9,226,000, $11,942,000 and $10,454,000 during 1994, 1993 and 1992, respectively.


        The reasons for the differences between the effective tax rate and the U.S. federal income tax rate were as follows:

                                                      1994                     1993                     1992
                                                    --------                 --------                 --------
U.S. federal income tax rate                           35.0%                    35.0%                    34.0%
Revaluation - deferred tax,
  rate change                                           -                       (1.2)                     -
Foreign tax rate differential                            .5                      2.4                      1.0
Foreign sales corporation                              (1.4)                    (1.8)                    (1.2)
State and local income taxes, net
  of federal income tax benefit                         1.7                      2.5                      1.7
Other net (none more than 1.75%)                         .5                       .6                       .5
                                                   ---------                  -------                 --------
Effective tax rate                                     36.3%                    37.5%                    36.0%
                                                   =========                  =======                 ========

15.     RESEARCH AND DEVELOPMENT


        Research and development expense amounted to $6,351,000, $6,020,000 and $5,521,000 in 1994, 1993 and 1992, respectively.


16.     RETIREMENT BENEFITS


        The Company sponsors several noncontributory defined benefit pension plans, covering approximately 60% of domestic employees, which provide benefits based on years of service and compensation. Retirement benefits for all other employees are provided through defined contribution pension plans and government sponsored retirement programs. All defined benefit pension plans are funded based on independent actuarial valuations to provide for current service and an amount sufficient to amortize unfunded prior service over periods not to exceed thirty years.
        Net defined benefit pension income for 1994, 1993 and 1992 included the following components:

                                                     1994                      1993                     1992
                                                   -------                   -------                  -------
Service cost - benefits earned
 during the period                                 $ 1,660                   $ 1,518                  $ 1,532
Interest cost on projected
 benefit obligations                                 4,157                     4,153                    3,818
Actual loss (gain) on plan assets                      405                    (8,346)                  (5,157)
Net amortization and deferral                       (6,297)                    2,568                     (396)
                                                   -------                   -------                  -------
Net defined benefit pension
 income                                            $   (75)                  $  (107)                 $  (203)
                                                   =======                   =======                  =======


        The following table presents defined benefit pension plan funded status and amounts recognized in the Company's consolidated balance sheet at December 31, 1994 and 1993:

                                                                               1994                     1993
                                                                             -------                   ------
Actuarial present value of:
  Vested benefits                                                            $44,061                  $45,837
  Nonvested benefits                                                           6,219                    5,770
                                                                             -------                  -------
  Accumulated benefit obligations                                             50,280                   51,607
  Projected future compensation increases                                      7,130                    7,506
                                                                             -------                  -------
  Projected benefit obligations                                               57,410                   59,113
Less plan assets, at fair value                                               66,703                   72,953
                                                                             -------                  -------
Plan assets in excess of projected
  benefit obligations                                                          9,293                   13,840
Unrecognized net transition asset                                             (3,569)                  (4,154)
Unrecognized net gain                                                         (2,425)                  (6,276)
Unrecognized prior service cost                                                2,537                      460
                                                                             -------                  -------
Net pension asset                                                            $ 5,836                  $ 3,870
                                                                             =======                  =======

        The average discount rate and the assumed rate of increase in future compensation levels used in determining the actuarial present value of benefit obligations were 7.5% and 5.0%, respectively. Plan amendments had the effect of increasing projected benefit obligations by $2,293,000 for 1993. The expected long-term rate of return on plan assets was 8.0%. Plan assets include marketable equity securities, corporate and government debt securities, insurance company contracts and real estate.

        The Company sponsors several defined contribution pension plans covering substantially all domestic and Canadian employees. Employees may contribute to these plans and these contributions are matched in varying amounts by the Company. The Company may also make additional contributions to eligible employees. Defined contribution pension expense for the Company was $2,182,000, $2,130,000 and $2,130,000 for 1994, 1993 and 1992, respectively.

16.     RETIREMENT BENEFITS
        (Continued from previous page)


        The Company also sponsors several defined benefit postretirement health care plans covering approximately 60% of future retirees and most current retirees in the United States. These medical and dental benefits are provided through insurance companies and health maintenance organizations, include participant contributions, deductibles, co-insurance provisions and other limitations, and are integrated with Medicare and other group plans. The plans are funded as insured benefits and health maintenance organization premiums are incurred.

        During 1992, the Company adopted, effective January 1, 1992, the principles of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The Company elected to recognize the $32,912,000 cumulative effect of the change in accounting principle, which represents the accumulated postretirement benefit obligations as of January 1, 1992. The effect on net earnings and shareholders' equity, net of income tax effect, was $21,063,000 or $1.10 per share.

        Adoption of SFAS No. 106 increased postretirement benefit expense by approximately $1,508,000 in 1992. Net postretirement benefit expense for 1994, 1993 and 1992 included the following components:

                                                                              1994    1993     1992
                                                                             ------  ------   ------
  Service cost - benefits earned during the period                           $  536  $  610   $  595
  Interest cost on accumulated postretirement
   benefit obligations                                                        2,212   2,682    2,567
  Net amortization and deferral                                                (316)    -        -
                                                                             -------  ------   ------
  Net postretirement benefit expense                                         $2,432   $3,292   $3,162
                                                                             ======   ======   ======

        The following table presents postretirement benefit amounts recognized in the Company's consolidated balance sheet at December 31, 1994 and 1993:

                                                                               1994        1993
                                                                             -------     -------
  Actuarial present value of accumulated
  postretirement benefit obligations:
     Retirees                                                                $15,758     $19,044
     Active employees eligible to retire                                       3,751       4,495
     Active employees not eligible to retire                                  11,876      14,430
                                                                             -------     -------
       Total                                                                  31,385      37,969
  Unrecognized prior service cost                                              1,686        -
  Unrecognized net gain (loss)                                                 3,549      (2,059)
                                                                             -------     -------
  Deferred postretirement benefits                                           $36,620     $35,910
                                                                             =======     =======

        The average discount rate used in determining accumulated postretirement benefit obligations was 7.5%. The assumed annual rates of increase in per capita costs were, for periods prior to Medicare, 10% for 1994 and 9.5% for 1995 with a gradual decrease to 6% for 2002 and future years and, for periods after Medicare, 8% for 1994 and 7.5% for 1995 with a gradual decrease to 5% for 2000 and future years. Increasing the assumed rate of increase in postretirement benefit costs by 1% in each year would increase net postretirement benefit expense by approximately $323,000 and accumulated postretirement benefit obligations by $2,941,000.

17.     POSTEMPLOYMENT BENEFITS UNDER SFAS NO. 112


        Effective January 1, 1993, the Company early adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits", in accounting for workers' compensation and health care continuation benefits. The cumulative effect as of January 1, 1993 of this change in accounting principle was to decrease pretax income by $616,000, or $.02 per share. Prior to January 1, 1993, the Company recognized the cost of providing these benefits on a cash basis. Under the new method of accounting, the Company accrues the benefits when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid. As required by the Statement, prior year financial statements have not been restated to reflect the change in accounting principle. The effect of the change on 1994 and 1993 income before the cumulative effect of the change was not material.


18.     FOREIGN CURRENCY TRANSLATION


The foreign currency translation equity decreases consist of the following:

                                                     1994              1993             1992
                                                   -------          --------          -------
Current year translation
  adjustment                                       $ 1,686          $(1,514)         $(2,704)
Income tax effect                                     -                 (85)           1,164
                                                   --------         -------          --------
                                                     1,686           (1,599)          (1,540)

Foreign currency translation
  equity adjustment:
     Beginning of year                                (949)             650            2,190
                                                   --------         --------         --------
     End of year                                   $   737          $  (949)         $   650
                                                   ========         ========         ========

19.     OPERATIONS IDENTIFIED BY GEOGRAPHIC AREA


        The Company operates in predominantly one business segment, fluid movement and control equipment (pumps, valves and related equipment).

        Transfers between geographic areas are accounted for primarily at cost plus a profit margin. Operating profit consists of revenues less certain costs and expenses. In determining operating profit none of the following items have been added or deducted: unallocated general corporate expense, interest expense and income taxes. Identifiable assets are those assets of the Company that are identifiable with the operations in each geographic area. Unallocated general corporate assets principally reflect future tax benefits.

        Financial information by geographic area follows:

Years ended December 31,                              1994             1993             1992
                                                   --------         --------         --------
Revenues:
  United States                                    $239,072         $238,765         $225,949
  Europe                                             72,390           44,641           44,250
  Canada                                             18,956           18,488           18,527
  Other                                              14,970           12,026           11,631
                                                   --------         --------         --------
  Consolidated totals                               345,388          313,920          300,357
                                                   --------         --------         --------

Inter-geographic transfers:
  United States                                    $ 19,583           14,262           15,322
  Europe                                             11,623            5,876            3,218
  Canada                                                 61               18               22
  Eliminations & adjustments                        (31,267)         (20,156)         (18,562)
                                                   --------         --------         --------
  Consolidated totals                                  -                -                -
                                                   --------         --------         --------
Total revenues & transfers:
  United States                                    $258,655          253,027          241,271
  Europe                                             84,013           50,516           47,468
  Canada                                             19,017           18,506           18,549
  Other                                              14,970           12,027           11,631
  Eliminations & adjustments                        (31,267)         (20,156)         (18,562)
                                                   --------         --------         --------
  Consolidated totals                              $345,388         $313,920         $300,357
                                                   ========         ========         ========

Operating profit (loss):
  United States                                    $ 29,231         $ 31,262         $ 22,142
  Europe                                              4,444              626            4,315
  Canada                                                819            1,402            1,158
  Other                                                (408)            (145)          (1,009)
  Eliminations & adjustments                            620              179                2
                                                   --------         --------         --------
  Consolidated totals                                34,706           33,324           26,608
  Corporate expense                                   3,422            3,079            3,033
  Interest expense                                    4,346            3,852            2,916
                                                   --------         --------         --------
  Earnings before income taxes                     $ 26,938         $ 26,393         $ 20,659
                                                   ========         ========         ========

Identifiable assets:
  United States                                    $167,811         $165,210         $157,961
  Europe                                             81,918           57,569           64,484
  Canada                                             13,382           14,284           12,839
  Other                                              13,149           10,699           11,274
  Eliminations & adjustments                         (8,796)          (6,731)          (8,696)
                                                   --------         --------         --------
  Consolidated totals                               267,464          241,031          237,862
  General corporate assets                            6,640            6,909           12,698
                                                   --------         --------         --------
  Total assets                                     $274,104         $247,940         $250,560
                                                   ========         ========         ========

        In 1994, 1993, and 1992 foreign currency transaction (losses)/gains of approximately ($996,000), $420,000 and $70,000, respectively, were included in earnings before income taxes.

20.     FINANCIAL INSTRUMENTS


        The Company enters into various types of foreign exchange contracts in managing its foreign exchange risk. The table below summarizes by currency, the notional amounts of the Company's forward exchange and option contracts:

                                                   Purchased
                          Forward                  Option                    Total
$ in Millions             Contracts                Contracts                 Contracts
- - - - -------------             ---------                ---------                 ---------
Currency
  Belgian francs          $  2.5                   $   -                     $  2.5
  French francs               -                       2.4                       2.4
  British pounds             1.8                      1.0                       2.8
  Deutsche mark               .7                       -                         .7
  Other                      1.7                       .4                       2.1
                          ------                   ------                    ------
Total                     $  6.7                   $  3.8                    $ 10.5
                          ======                   ======                    ======

The Company enters into forward exchange contracts to hedge certain assets and liabilities and purchases currency options to hedge anticipated foreign currency transactions. The term of the contracts is generally less than three months and deferred gains or losses are not material at any period end. The purpose of the Company's foreign currency hedging activities is to protect the Company from transaction losses arising from foreign currency assets and liabilities and to protect cash flows from being adversely affected by foreign currency sales and purchases.

        The Company is exposed to credit loss in the event of nonperformance by counterparties on foreign currency contracts of all classes. However, the counterparties are predominantly AA rated institutions, and the Company does not anticipate nonperformance by any of these counterparties.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
The Duriron Company, Inc.


        We have audited the accompanying consolidated balance sheet of The Duriron Company, Inc. as of December 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Duriron Company, Inc. at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Notes 14, 16 and 17 to the consolidated financial statements, effective January 1, 1992, the Company changed its method of accounting for postretirement benefits other than pensions, and effective January 1, 1993, the Company changed its method of accounting for income taxes and postemployment benefits.


                                        Ernst & Young LLP


Dayton, Ohio
February 23, 1995

UNAUDITED QUARTERLY FINANCIAL DATA
(dollars in thousands except per share data)


                                                          Earnings before cumulative
                                                        effect of change in accounting               Net earnings
                                                        ------------------------------               ------------------
                             Net              Cost
                            sales           of sales                         Per share                       Per share
- - - - -----------------------------------------------------------------------------------------------------------------------
Quarter ended:
March 31, 1994            $ 77,958         $ 48,546                                           $ 3,765          $  .20
June 30, 1994               85,750           54,294                                             4,012             .21
September 30, 1994          91,794           58,059                                             4,608             .24
December 31, 1994           89,886           56,350                                             4,773             .25
- - - - -----------------------------------------------------------------------------------------------------------------------
                          $345,388         $217,249                                           $17,158          $  .90
=======================================================================================================================



Quarter ended:
March 31, 1993            $ 74,363         $ 47,318         $  2,871         $    .15         $ 2,486          $  .13
June 30, 1993               78,209           48,489            3,610              .19           3,610             .19
September 30, 1993          76,685           48,101            3,909              .20           3,909             .20
December 31, 1993           84,663           51,929            6,102              .32           6,102             .32
- - - - -----------------------------------------------------------------------------------------------------------------------
                          $313,920         $195,837         $ 16,492         $    .86         $16,107          $  .84
=======================================================================================================================

     1993 per share data have been restated to reflect the March 25, 1994 stock dividend which had the effect of a three-for-two stock split.

     Effective January 1, 1993, the Company early adopted SFAS No. 112. The cumulative effect of this change in accounting principle decreased net earnings by $0.4 million, or $.02 per share.





ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- - - - -------  --------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------
                 Not applicable.

                                    PART III
                                    --------
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- - - - -------- --------------------------------------------------
                 Officers are, in general, appointed annually to their respective positions at the April meeting of the Board of Directors. The executive officers and other officers of the Company at February 1, 1995 were as follows:

      William M. Jordan, President and Chief Executive Officer, Director Bruce E. Hines, Senior Vice President and Chief Administrative Officer George A. Shedlarski, Group Vice President - Industrial Products Curtis E. Daily, Group Vice President - Rotating Equipment
      Mark E. Vernon, Group Vice  President - Flow Control
      Ronald F. Shuff, Vice President - Secretary and General Counsel Gregory L. Smith, Treasurer
      Kathleen A. Giddings, Controller

                 WILLIAM M. JORDAN, 51, was elected President and Chief Executive Officer in 1993 and a Director in 1991. Mr. Jordan became Executive Vice President in 1990 and President in 1991. He was Chief Operating Officer from 1990 to 1993. From 1984 until 1991, Mr. Jordan was the Group Vice President of International Operations, and he was the Assistant Group Vice President - International Operations in 1983. From 1979 to 1983, he was Vice President and General Manager of Duriron Canada Inc. Mr. Jordan joined the Company in 1972 as a sales engineer and held various sales positions prior to 1979.

                 BRUCE E. HINES, 51, who rejoined the Company in 1989, was then elected Senior Vice President and added the position of Chief Administrative Officer in 1990. He previously had served as President of Vernay Labs, a manufacturer of precision rubber components. Prior to joining Vernay Labs, Mr. Hines had served in a variety of financial positions with the Company for nineteen years. He also functions as Chief Financial Officer.

                 GEORGE A. SHEDLARSKI, 51, was elected a Group Vice President in 1987 and is responsible for the Company's worldwide manual valve, actuator, foundry and filtration products and for certain foreign operations. From 1984 until becoming a Group Vice President, Mr. Shedlarski was President of the Filtration Systems Division. From 1983 to 1984, he served as President and General Manager of Duriron Canada Inc. Mr. Shedlarski joined the Company in 1972 as a filtration product specialist and held various sales and managerial positions prior to 1983.

                 CURTIS E. DAILY, 51, was elected a Group Vice President in 1990. He is responsible for all the Company's worldwide pump operations and certain foreign operations. He previously was the corporate Director of International Operations in 1989 after serving as the resident President of the Company's Belgian subsidiary, S.A. Durco Europe N.V. He joined the Company in 1965.

                 MARK E. VERNON, 42, was elected a Group Vice President in 1993. He is responsible for the worldwide operations of the Company's control valve products which are marketed under the Valtek, Kammer and Sereg trade names. He was President of the Company's Valtek Inc. subsidiary from 1991 to 1993 and Senior Vice President of Valtek from 1988 to 1990. Mr. Vernon joined Valtek Incorporated in 1978.

                 RONALD F. SHUFF, 42, was elected Vice President - Secretary and General Counsel of the Company in 1990. He joined the Company in 1988 as General Counsel and Assistant Secretary and became General Counsel and Secretary in 1989. Previously, he served as General Counsel and Secretary of AccuRay Corporation (a manufacturer of process control equipment which subsequently became a subsidiary of Asea Brown Boveri).

                 GREGORY L. SMITH, 41, was elected Treasurer in 1987. He joined the Company in 1975. From 1985 until assuming his present position, he was Assistant Treasurer and, prior to becoming Assistant Treasurer, he was Manager of Corporate Tax.

                 KATHLEEN A. GIDDINGS, 32, was elected Controller in 1993. She joined the Company in 1985. She has served the Company in a number of financial management positions, including Director of Financial Reporting and Corporate Controller in 1993, Manager Financial Accounting from 1990 to 1992, Supervisor Financial Accounting in 1989 and Financial Accountant from 1985 to 1989.

                 Additional information required by this Item 10 is incorporated herein by this reference from the Proxy Statement.


ITEM 11. EXECUTIVE COMPENSATION
- - - - -------- ----------------------
                 The information required by this Item 11 is set forth in the Proxy Statement and is incorporated herein by this reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- - - - -------- --------------------------------------------------------------
                 The information required by this Item 12 is set forth in the Proxy Statement and is incorporated herein by this reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- - - - -------- ----------------------------------------------
                 The information required by this Item 13 is set forth to the extent applicable in the Proxy Statement and is incorporated herein by this reference.

                                    PART IV
                                    -------
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- - - - -------- ----------------------------------------------------------------
(a) (1)  FINANCIAL STATEMENTS

         The following consolidated financial statements of the Company are incorporated herein by this reference as part of this Report at Item 8 hereof.

         Report of Independent Auditors

         Consolidated Statement of Operations for the years ended December 31, 1994, 1993 and 1992

         Consolidated Statement of Shareholders' Equity for the years ended
            December 31, 1994, 1993 and 1992

         Consolidated Balance Sheet at December 31, 1994 and 1993

         Consolidated Statement of Cash Flows for the years ended December 31,
            1994, 1993 and 1992

         Notes to Consolidated Financial Statements

(a) (2)  FINANCIAL STATEMENT SCHEDULE

         Schedule II      -       Valuation and Qualifying Accounts (at page 49
                                   of this Report)

         All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a) (3)  EXHIBITS

         See INDEX to EXHIBITS

(b)      REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Duriron Company, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of February, 1995.

                           THE DURIRON COMPANY, INC.

                                        BY  /s/  WILLIAM M. JORDAN
                                            -------------------------
                                              WILLIAM M. JORDAN
                                              PRESIDENT AND CHIEF
                                              EXECUTIVE OFFICER

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of The Duriron Company, Inc. and in the capacities and on the dates indicated:

______________________________________________________________________________

NAME                       TITLE                                  DATE
- - - - ------------------------------------------------------------------------------
/s/ William M. Jordan      President and Chief                    February 24, 1995
- - - - -----------------------
WILLIAM M. JORDAN           Executive Officer, Director

/s/ John S. Haddick        Chairman of the                        February 24, 1995
- - - - ------------------------
JOHN S. HADDICK             Board, Director

/s/ Bruce E. Hines         Senior Vice President -                February 24, 1995
- - - - ------------------------
BRUCE E. HINES              Chief Administrative Officer
                            (Principal Accounting and
                            Financial Officer)

/s/ Charles L. Bates       Director                               February 24, 1995
- - - - -------------------------
CHARLES L. BATES

/s/ Hugh K. Coble          Director                               February 24, 1995
- - - - -----------------------
HUGH K. COBLE

/s/ Diane C. Harris        Director                               February 24, 1995
- - - - -------------------------
DIANE C. HARRIS

/s/ Steven C. Mason        Director                               February 24, 1995
- - - - -----------------------
STEVEN C. MASON

/s/ R. Elton White         Director                               February 24, 1995
- - - - ------------------------
R. ELTON WHITE

                               INDEX TO EXHIBITS

                                                                                      LOCATED AT
                                                                                       MANUALLY
                                                                                     NUMBERED PAGE
                                                                                     -------------
(3)      ARTICLES OF INCORPORATION AND BY-LAWS:

         3.1        1988 Restated Certificate of Incorporation
                    of The Duriron Company, Inc. was filed as
                    Exhibit 3.1 to the Company's Annual Report
                    on Form 10-K for the year ended December 31,
                    1988..........................................................            *
         3.2        1989 Amendment to Certificate of Incorporation
                    was filed as Exhibit 3.2 to the Company's
                    Annual Report on Form 10-K for the year ended
                    December 31, 1989.............................................            *

         3.3        By-Laws of The Duriron Company, Inc.
                    (as amended) were filed with the Commission as
                    Exhibit 3.2 to The Company's Annual Report on
                    Form 10-K for the year ended December 31,
                    1987..........................................................            *

(4)      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES:

         4.1        Loan Agreement dated September 15, 1986 between
                    The Duriron Company, Inc. and the Metropolitan
                    Life Insurance Company was filed with the
                    Commission as Exhibit 4.1 to the Company's
                    Quarterly Report on Form 10-Q for the quarter
                    ended September 30, 1986......................................            *

         4.2        Lease agreement, indenture of mortgage and
                    deed of trust, and guarantee agreement, all
                    executed on June 1, 1978 in connection with
                    9-1/8% Industrial Development Revenue Bonds,
                    Series A, City of Cookeville, Tennessee.......................            +

         4.3        Lease agreement, indenture of trust, and
                    guaranty agreement, all executed on June 1,
                    1978 in connection with 7-3/8% Industrial
                    Development Revenue Bonds, Series B, City of
                    Cookeville, Tennessee.........................................            +

                                                                                      LOCATED AT
                                                                                       MANUALLY
                                                                                     NUMBERED PAGE
                                                                                     -------------
         4.4        Lease agreement, indenture of mortgage and
                    agreement, lessee guaranty agreement, and
                    letter of representation and indemnity
                    agreement, all dated as of December 1, 1983
                    and executed in connection with the Industrial
                    Development Revenue Bonds (1983 The Duriron
                    Company, Inc. Project), Erie Company,
                    New York Industrial Development Agency
                    were filed with the Commission as Exhibit
                    4.4 to the Company's Report on Form 10-K
                    for the year ended December 31, 1983....................         *

         4.5        Form of Rights Agreement dated as of August 1,
                    1986 between The Duriron Company, Inc. and Bank
                    One, Indianapolis, National Association, as
                    Rights Agent was filed as an Exhibit to the
                    Company's Form 8-A dated August 13, 1986................         *

         4.6        Credit Agreement, dated as of March 19, 1987,
                    between The Duriron Company, Inc. and The Chase
                    Manhattan Bank, N.A., including the form of
                    Promissory Note delivered in connection
                    therewith, was filed with the Commission as
                    Exhibit 6 to the Company's Current Report on
                    Form 8-K dated April 6, 1987............................         *

         4.7        Loan Agreement, dated as of March 19, 1987,
                    between The Duriron Company, Inc. and
                    Metropolitan Life Insurance Company, including
                    the form of Promissory Note delivered in
                    connection therewith, was filed with the
                    Commission as Exhibit 7 to the Company's
                    Current Report on Form 8-K dated April 6, 1987..........         *

         4.8        The Credit Agreement between The Duriron
                    Company, Inc. and Bank One, Dayton, N.A.,
                    dated as of November 30, 1989...........................         +

         4.9        Interest Rate and Currency Exchange Agreement
                    between the Company and Barclays Bank dated
                    November 17, 1992 PLC in the amount of
                    $25,000,000 was filed as Exhibit 4.9 to
                    Company's Report of Form 10-K for year ended
                    December 31, 1992.......................................         *

                                                                                      LOCATED AT
                                                                                       MANUALLY
                                                                                     NUMBERED PAGE
                                                                                     -------------
         4.10       Loan Agreement in the amount of $25,000,000
                    between the Company and Metropolitan Life
                    Insurance Company dated November 12, 1992 was
                    filed as Exhibit 4.10 to the Company's Annual
                    Report on Form 10-K for the year ended
                    December 31, 1992 .........................................               *

         4.11       Revolving Credit Agreement between the
                    Company and Fifth Third Bank dated
                    November 23, 1992 in the amount of
                    $10,000,000 ...............................................               +

(10)     MATERIAL CONTRACTS:  (See Footnote "a")

         10.1       The Duriron Company, Inc. Incentive Compensation
                    Plan (the "Incentive Plan") for Key Employees
                    as amended and restated effective January 1, 1994
                    was filed as Exhibit 10.1 to Company's Annual Report
                    on Form 10-K for the year ended December 31,
                    1993........................................................              *

         10.2       The Duriron Company, Inc. Supplemental Pension
                    Plan for Salaried Employees was filed with the
                    Commission as Exhibit 10.4 to the Company's
                    Annual Report on Form 10-K for the year ended
                    December 31, 1987...........................................              *

         10.3       The Duriron Company, Inc. Deferred Compensation
                    Plan for Directors was filed as Exhibit 10.5
                    to the Company's Annual Report on Form 10-K for the
                    year ended December 31, 1987................................              *

         10.4       Form of Employment Agreement between The Duriron
                    Company, Inc. and each of the current officers was
                    filed as Exhibit 10.4 to the Company's Annual Report
                    on Form 10-K for year ended December 31, 1992...............              *

         10.5       The Duriron Company, Inc. CEO Discretionary
                    Bonus Plan was filed with the Commission as
                    Exhibit 10.8 to the Company's Annual Report
                    on Form 10-K for the year ended December
                    31, 1986....................................................              *

                                                                                      LOCATED AT
                                                                                       MANUALLY
                                                                                     NUMBERED PAGE
                                                                                     -------------
         10.6       The Duriron Company, Inc. First Master Benefit
                    Trust Agreement dated October 1, 1987 was filed
                    as Exhibit 10.11 to the Company's Annual Report on
                    Form 10-K for the year ended December 31, 1987...............    *

         10.7       The Duriron Company, Inc. Second Master Benefit
                    Trust Agreement dated October 1, 1987 was filed
                    as Exhibit 10.12 to the Company's Annual Report on
                    Form 10-K for the year ended December 31, 1987...............    *

         10.8       The Duriron Company, Inc. Long-Term Incentive
                    Plan (the "Long-Term Plan"), as amended and
                    restated effective November 1, 1993 was filed as
                    Exhibit 10.8 to the Company's Annual Report on
                    Form 10-K for the year ended December 31, 1993...............    *

         10.9       The Duriron Company, Inc. 1989 Stock Option Plan
                    as amended and restated April 23, 1991 was filed
                    as Exhibit 10.11 to the Company's Annual Report
                    on Form 10-K for the year ended December 31,
                    1991 ........................................................    *

         10.10      The Duriron Company, Inc. 1989 Restricted Stock
                    Plan (the "Restricted Stock Plan") as
                    amended and restated effective April 23, 1991,
                    was filed as Exhibit 10.12 to the Company's
                    Annual Report on Form 10-K for the year
                    ended December 31, 1991 .....................................    *

         10.11      The Duriron Company, Inc. Retirement Compensation
                    Plan for Directors was filed as Exhibit 10.15 on
                    the Company's Annual Report to Form 10-K for the
                    year ended December 31, 1988.................................    *

         10.12      The Company's Employee Protection Plan (which
                    provides severance benefits for certain employees
                    after a change of control of the Company) was
                    filed as Exhibit 10.15 to the Company's Annual
                    Report on Form 10-K for the year ended
                    December 31, 1989............................................    *

         10.13      The Company's Benefit Equalization Pension Plan
                    was filed as Exhibit 10.16 to the Company's Annual
                    Report on Form 10-K for the year ended December 31,
                    1989.........................................................    *

                                                                                      LOCATED AT
                                                                                       MANUALLY
                                                                                     NUMBERED PAGE
                                                                                     -------------
         10.14      The Company's Equity Incentive Plan for
                    Officers was filed as Exhibit 10.20 to the Company's
                    Annual Report on Form 10-K for the year ended
                    December 31, 1990............................................    *

         10.15      Supplemental Pension Agreement between the
                    Company and William M. Jordan dated
                    January 18, 1993 was filed as Exhibit 10.15
                    to the Company's Annual Report on Form 10-K
                    for the year ended December 31, 1992.........................    *

         10.16      1979 Stock Option Plan, as amended and
                    restated April 23, 1991, and Amendment #1
                    thereto dated December 15, 1992, was filed as
                    Exhibit 10.17 to the Company's Annual Report
                    on Form 10-K for the year ended
                    December 31, 1992 ...........................................    *

         10.17      Amendment #1 dated December 15, 1992 to the
                    aforementioned Benefit Equalization Pension Plan
                    was filed as Exhibit 10.18 to the Company's
                    Annual Report on Form 10-K for the year
                    ended December 31, 1992 .....................................    *

         10.18      Deferred Compensation Plan for Executives was
                    filed as Exhibit 10.19 to the Company's Annual
                    Report on Form 10-K for the year ended
                    December 31, 1992 ...........................................    *

         10.19      Amendment #1 to amended and restated
                    1989 Restricted Stock Plan was filed as Exhibit
                    10.20 to the Company's Annual Report on Form 10-K
                    for the year ended December 31, 1992 ........................    *

         10.20      Amendment #1 to Equity Incentive Plan was filed
                    as Exhibit 10.21 to the Company's Annual Report
                    on Form 10-K for the year ended December
                    31, 1992 ....................................................    *

         10.21      Employment Agreement between the Company
                    and W. M. Jordan dated May 11, 1992 was filed as
                    Exhibit 10.22 to the Company's Annual Report on
                    Form 10-K for the year ended December 31,
                    1992 ........................................................    *

                                                                                      LOCATED AT
                                                                                       MANUALLY
                                                                                     NUMBERED PAGE
                                                                                     -------------
         10.22      Employment Agreement between the Company
                    (through its Utah subsidiary, Valtek
                    Inc.) and Charles L. Bates dated March
                    24, 1987 was filed as Exhibit 4 to the
                    Company's Report on Form 8-K dated
                    April 6, 1987...............................................              *

         10.23      Amendment #1 to the first Master Benefit Trust
                    Agreement dated October 1, 1987 was filed as
                    Exhibit 10.24 to the Company's Annual Report
                    on Form 10-K for the year ended December 31,
                    1993........................................................              *

         10.24      Amendment #2 and Amendment #3 to Equity
                    Incentive Plan was filed as Exhibit 10.25 to the
                    Company's Annual Report on Form 10-K for the
                    year ended December 31, 1993................................              *

         10.25      Amendment #2 to said First Master Benefit Trust
                    Agreement...................................................              50

         10.26      First Amendment to said Second Master Benefit Trust
                    Agreement...................................................              51

         10.27      Amendment #2 to said 1989 Restricted Stock Plan, as
                    amended and restated........................................              53


(22)     SUBSIDIARIES:

         The Duriron Company, Inc. has direct or indirect subsidiaries all of which (i) are beneficially owned or controlled; (ii) do business under the name under which they are organized and (iii) are included in the consolidated financial statements of the Company. The name and jurisdiction of incorporation of each such subsidiary is set forth below.

                                                                        Jurisdiction
         Name of Subsidiary                                         In Which Incorporated
         ------------------                                         ---------------------
         Automax Inc.                                       Ohio
         Duriron Canada Inc.                                Canada
         S.A. Durco Europe N.V.                             Belgium
         Durco Process Equipment Ltd.                       United Kingdom
         Durco GmbH                                         Germany
         Durco France S.A.R.L.                              France
         Duriron Foreign Sales Corporation                  Virgin Islands
         Durco Ireland Limited                              Ireland
         Valtek Incorporated                                Utah
         Valtek Controls Ltd.                               Canada
         Valtek Australia Pty. Ltd.                         Australia
         Durco Valtek (Asia Pacific) Pte. Ltd.              Singapore
         Durco Europe S.A. - Coordination Centre            Belgium
         Durco B.V. Holland                                 Holland
         Davco Equipment Inc.                               Ohio
         Durco Valtek, S.A.                                 Spain
         Durco Italia S.r.l.                                Italy
         Kammer Ventile GmbH                                Germany
         Kammer Vannes S.A.                                 Switzerland
         Deutsche Mecair G.m.b.H.                           Germany
         Mecair U.K. Ltd.                                   United Kingdom
         Mecair S.a.r.l.                                    France
         Automax Mecair S.r.l.                              Italy
         Sereg Vannes S.A.                                  France

_______________

(23)     CONSENTS OF EXPERTS AND COUNSEL

23.1       Consent of Ernst & Young LLP....................... 57

(27)

27.1       Financial Data Schedule (submitted for the SEC's information)..... 58

"*" Indicates that the exhibit is incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission. The Company's file number with the Commission is "0-325".

"+" Indicates that the document relates to a class of indebtedness that does not exceed 10% of the total assets of the Company and subsidiaries and that the Company will furnish a copy of the document to the Commission upon request.

"a" The documents identified under Item 10 include all management contracts and compensatory plans and arrangements required to be filed as exhibits.


\ron\keep213

                                                            THE DURIRON COMPANY, INC.
                                                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                             (DOLLARS IN THOUSANDS)

                     Column A                            Column B        Column C        Column D         Column E
                     --------                            --------        --------        --------         --------

                                                        Balance at      Additions       Deductions       Balance at
                                                       beginning of     charged to         from            end of
Description                                                year          earnings         reserve           year
- - - - -----------                                              --------        --------        --------         --------
Year ended December 31, 1994:
Allowance for doubtful accounts (a):                         $597           $521             $237             $881
                                                           ======         ======           ======           ======

Restructuring inventory provision (b):                       $478             $0             $478               $0
                                                           ======         ======           ======           ======
Restructuring fixed asset reserve (c):                       $100             $0             $100               $0
                                                           ======         ======           ======           ======


Year ended December 31, 1993:

Allowance for doubtful accounts (a):                         $740           $179             $322             $597
                                                           ======         ======           ======           ======

Restructuring inventory provision (b):                     $1,790             $0           $1,312             $478
                                                           ======         ======           ======           ======
Restructuring fixed asset reserve (c):                       $840             $0             $740             $100
                                                           ======         ======           ======           ======


Year ended December 31, 1992:

Allowance for doubtful accounts:                             $693           $278             $231             $740
                                                           ======         ======           ======           ======

Restructuring inventory provision:                             $0         $1,790               $0           $1,790
                                                           ======         ======           ======           ======
Restructuring fixed asset reserve:                             $0           $840               $0             $840
                                                           ======         ======           ======           ======


        (a)        Deductions from reserve represent accounts written off, net of recoveries.
        (b)        Deductions from reserve represent inventory written off.
        (c)        Deductions from reserve represent fixed assets written off, and amounts reclassified to the general restructuring reserve.