Form 10-Q
period 1995-03-31
DURIRON CO INC
filed 1995-05-12
CIK 30625

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                       ----------------------------------


                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                       ----------------------------------


    For Quarter Ended March 31, 1995           Commission File Number 0-325

                            THE DURIRON COMPANY, INC.
             (Exact name of Registrant as specified in its charter)

                                    New York
         (State or other jurisdiction of incorporation or organization)

                                   31-0267900
                     (I.R.S. Employer Identification Number)

 3100 Research Boulevard, Dayton, Ohio                                 45420
(Address of principal executive offices)                            (Zip Code)

(Registrant's telephone number, including area code)              (513) 476-6100

                                    No Change
             (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES   X   NO
                                  -----    -----

Shares of Common Stock, $1.25 par value, outstanding as of March 31,
1995..........19,022,499

                          PART I: Financial Information

                           THE DURIRON COMPANY, INC.
                      Consolidated Statement of Operations
                     Quarters Ended March 31, 1995 and 1994
                   (dollars in thousands except per share data)

                                                 1995                 1994
                                             ----------          ------------
Revenues:
  Net sales                                  $   91,447          $     77,958

Costs and expenses:
  Cost of sales                                  56,733                48,546
  Selling and administrative                     21,900                19,797
  Research, engineering and development           2,131                 2,351
  Interest                                        1,147                   891
  Other, net                                      1,133                   308
                                             ----------          ------------
                                                 83,044                71,893

Earnings before income taxes                      8,403                 6,065

Provision for income taxes                        3,190                 2,300
                                             ----------          ------------

Net earnings                                      5,213                 3,765
                                             ==========          ============

Earnings per share                           $     0.27          $       0.20
                                             ==========          ============


                            (See accompanying notes)

                            THE DURIRON COMPANY, INC.
                           Consolidated Balance Sheet
                  (dollars in thousands except per share data)

                                                       March 31,         December 31,
ASSETS                                                   1995                1994
                                                    ------------        -------------
Current assets:
  Cash and cash equivalents                         $    15,742         $     16,341
  Accounts receivable                                    68,907               67,189
  Inventories                                            67,336               62,246
  Prepaid expenses                                        6,158                3,994

                                                    -----------         ------------
    Total current assets                                158,143              149,770

Property, plant and equipment, at cost                  193,611              187,731
  Less accumulated depreciation and amortization        110,559              105,510

                                                    -----------         ------------
    Net property, plant and equipment                    83,052               82,221

Intangibles and other assets                             43,233               42,113

                                                    -----------         ------------
Total assets                                        $   284,428         $    274,104
                                                    ===========         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Accounts payable                                  $    20,193         $     19,480
  Notes payable                                           2,736                2,251
  Income taxes                                            2,744                  236
  Accrued liabilities                                    25,700               26,838
  Long-term debt due within one year                      4,557                4,951

                                                    -----------         ------------
    Total current liabilities                            55,930               53,756

Long-term debt due after one year                        42,353               39,032

Postretirement benefits and other deferred items         41,986               42,237

Shareholders' equity:
  Serial preferred stock, $1.00 par value,
    no shares issued                                      --                  --
  Common stock, $1.25 par value, 19,022,499
    shares issued (18,998,350 in 1994)                   23,778               23,748
  Capital in excess of par value                          3,732                3,674
  Retained earnings                                     114,752              111,724

                                                    -----------         ------------
                                                        142,262              139,146

Foreign currency and other equity
  adjustments                                             1,897                  (67)

                                                    -----------         ------------
  Total shareholders' equity                            144,159              139,079

                                                    -----------         ------------
Total liabilities and shareholders' equity          $   284,428         $    274,104
                                                    ===========         ============



                            (See accompanying notes)

                          THE DURIRON COMPANY, INC.
                     Consolidated Statement of Cash Flows
                  Three Months Ended March 31, 1995 and 1994
                            (dollars in thousands)


                                                         1995    1994
                                                       -------  -------
Increase (decrease) in cash and cash equivalents:

Operating activities:
   Net earnings                                        $ 5,213  $ 3,765
   Adjustments to reconcile net earnings to
   net cash provided by operating activities:
       Depreciation and amortization                     3,606    3,310
       Loss (gain) on the sale of fixed assets             (57)     (39)
   Change in assets and liabilities net of
   effects of acquisitions and divestitures:
       Accounts receivable                              (1,360)    (525)
       Inventories                                      (3,042)  (1,303)
       Prepaid expenses                                 (2,016)  (2,424)
       Accounts payable and accrued liabilities         (1,102)   1,308
       Income taxes                                      2,897    1,228
       Postretirement benefits and other deferred items   (174)     296
                                                       -------  -------

Net cash flows from operating activities                 3,965    5,616

Investing activities:
   Capital expenditures                                 (1,954)  (2,662)
   Payment for acquisitions, net of cash acquired          ---   (7,357)
   Other                                                  (368)    (835)
                                                       -------  -------
Net cash flows from investing activities                (2,322) (10,854)

Financing activities:
   Net repayments under lines-of-credit                    657      192
   Payments on long-term debt                           (2,248)    (674)
   Proceeds from long-term debt                             15      ---
   Proceeds from issuance of common stock                  128      284
   Dividends paid                                       (2,185)  (1,991)
                                                       -------  -------
Net cash flows from financing activities                (3,633)  (2,189)

Effect of exchange rate changes                          1,391      207
                                                       -------  -------

Net increase in cash and cash equivalents                 (599)  (7,220)

Cash and cash equivalents at beginning of year          16,341   22,640
                                                       -------  -------
Cash and cash equivalents at end of period             $15,742  $15,420
                                                       =======  =======

Supplemental disclosures of
cash flow information:
Cash paid during year for:
   Interest                                            $   683  $   308
   Income taxes                                        $   947  $ 1,441

                           (See accompanying notes)

                            THE DURIRON COMPANY, INC.
                   Notes to Consolidated Financial Statements
        (dollars presented in tables in thousands except per share data)

1.  Inventories.

    The amount of inventories and the method of determining costs for the quarter ended March 31, 1995 and the year ended December 31, 1994 were as follows:

                                                                    Domestic       Foreign
                                                                   inventories    inventories     Total
                                                                     (LIFO)        (FIFO)       inventories
                                                                   ----------------------------------------
    March 31, 1995
         Raw materials                                             $     234      $    464      $    698
         Work in process and finished goods                           37,418        29,220        66,638
                                                                   ---------      --------      --------
                                                                   $  37,652      $ 29,684      $ 67,336
                                                                   =========      ========      ========
    December 31, 1994
         Raw materials                                             $     234      $    719      $    953
         Work in process and finished goods                           34,554        26,739        61,293
                                                                   ---------      --------      --------
                                                                   $  34,788      $ 27,458      $ 62,246
                                                                   =========      ========      ========

    LIFO inventories at current cost are $26,853,000 and $26,770,000 higher than reported at March 31, 1995 and December 31, 1994, respectively.

2. Shareholders' equity. There are authorized 30,000,000 shares of $1.25 par value common stock and 1,000,000 shares of $1.00 par value preferred stock. Changes in the three months ended March 31, 1995 and 1994 were as follows:

                                                                 Capital in                                   Total
                                                     Common       excess of     Retained         Equity    shareholders'
                                                      stock       par value     earnings      adjustments    equity
                                                   ---------------------------------------------------------------------
    Balance at December 31, 1993                   $  15,794     $ 11,433      $ 102,600     $  (2,256)    $ 127,571

    Net earnings                                                                   3,765                       3,765
    Cash dividends                                                                (1,991)                     (1,991)
    Shares issued for three-for-two stock split        7,897       (7,897)                                         0
    Net shares issued (12,206) under stock plans          15           68                           45           128
    Foreign currency translation adjustment                                                        174           174

                                                   ---------     --------      ---------     ---------     ---------
    Balance at March 31, 1994                      $  23,706     $  3,604      $ 104,374     $  (2,037)    $ 129,647
                                                   =========     ========      =========     =========     =========

    Balance at December 31, 1994                   $  23,748     $  3,674      $ 111,724     $     (67)    $ 139,079

    Net earnings                                                                   5,213                       5,213
    Cash dividends                                                                (2,185)                     (2,185)
    Net shares issued (24,149) under stock plans          30           58                           35           123
    Foreign currency translation adjustment                                                      1,929         1,929

                                                   ---------     --------      ---------     ---------     ---------
    Balance at March 31, 1995                      $  23,778     $  3,732      $ 114,752     $   1,897     $ 144,159
                                                   =========     ========      =========     =========     =========

         As of March 31, 1995, 1,310,000 shares of common stock were reserved for exercise of stock options and grants of restricted shares.

3.       Dividends.

         Dividends paid during the quarters ended March 31, 1995 and 1994 were based on 19,004,202 and 18,967,093 respectively, common shares outstanding on the applicable dates of record.

4.       Earnings per share.

         Earnings per share for the quarters ended March 31, 1995 and 1994 were based on average common shares and common share equivalents outstanding of 19,208,214 and 19,160,501, respectively.

5.       Contingencies.

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

         The Company also owns and formerly operated a captive spent foundry sand disposal site near its Dayton foundry. Pursuant to a consent decree with the State of Ohio, an independent consultant was selected by the State and engaged to determine the extent of environmental contamination at the site. The consultant has completed its investigation and submitted its report to the State which concludes, in general, that no environmental contamination attributable to the Company was found at this site. The Company is currently working with the State to resolve the few remaining issues on an informal basis involving limited and voluntary remediation in an amount of less than $40,000 at the site in return for terminating this consent decree.

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

                  ---------------------------------------------




         The financial information contained in this report is unaudited, but, in the opinion of the Company, all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation of the operating results for the period have been made.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Capital Resources and Liquidity - Three Months Ended March 31, 1995

         The Company's capital structure, consisting of long-term debt, deferred items and shareholders' equity, continues to enable the Company to finance short-and long-range business objectives. At March 31, 1995, long-term debt was 18.5% of the Company's capital structure, compared to 17.7% at December 31, 1994. The increase in long-term debt in dollars reflects conversion of the Company's foreign debt at stronger European to U.S. dollar currency rates. Based upon a twelve month rolling average, the interest coverage ratio of the Company's indebtedness was 7.4 at March 31, 1995, compared with 7.2 for the twelve months ended December 31, 1994.

         The return on average net assets was 10.3% based upon 1995 annualized results, compared to 9.1% at December 31, 1994. Annualized return on average shareholders' equity was 14.7%, compared to 12.9% at December 31, 1994. Increases in these returns reflect the Company's improved level of profitability. Management is focused on continuing to improve the Company's performance in these areas.

         Capital spending in 1995 is expected to be approximately $13.0 million, compared with $9.9 million in 1994. The 1995 expenditures will be invested in equipment and process technology to enable the Company to further progress toward its goal of being the highest quality/lowest total cost producer in its market.

         The Company's liquidity position is reflected in a current ratio of 2.8 to 1 at March 31, 1995. This compares to 2.8 to 1 at December 31, 1994. Cash and cash equivalents decreased to $15.7 million from $16.3 million at December 31, 1994. Cash in excess of current requirements was invested in high-grade, short-term securities. The Company currently has $22.6 million of lines of credit and $12.0 million available under revolving credit agreements, and believes that available cash and these lines of credit arrangements will be adequate to fund operating and capital expenditure cash needs through the 1995.

Results of Operations - Three Months Ended March 31, 1995

         Net sales for the three months ended March 31, 1995 were a first quarter record of $91.4 million, compared to net sales of $78.0 million for the same period in 1994. The 17.3% increase in net sales between quarters reflects strong North American and Asian shipments, strengthening of the European currencies and the acquisition of Sereg Vannes. Foreign contributions to consolidated net sales were 34.7% and 26.8% for the three month periods ended March 31, 1995 and 1994, respectively. The increase in foreign contributions reflects the impact of the Sereg Vannes acquisition and strengthening of the European currencies against the U.S. dollar. For the three months ended March 31, 1995, the Company's U.S. operations had export sales of $6.0 million, compared to $5.4 million for the same period in 1994. As a result, net sales to foreign customers were 41.2% and 33.8% for the first three months of 1995 and 1994, respectively.

         Record first quarter 1995 incoming business of $95.2 million exceeded first quarter 1994 incoming business of $78.2 million by 21.7%. The 1995 incoming business level reflected strong activity throughout the global organization, strengthening of European currencies against the U.S. dollar, the acquisition of Sereg Vannes and the implementation of moderate price increases. Incoming business in the United States and Asia Pacific regions were particularly strong in the first quarter of 1995. Backlog at March 31, 1995 was $70.4 million, compared with a backlog of $67.6 million at December 31, 1994.

         The gross profit margin was 38.0% for the three months ended March 31, 1995. This compares to 37.7% for the same period in 1994. The improvement in the gross profit margin reflects improved burden absorption within the Company's U.S. manufacturing operations due to higher levels of plant utilization as well as the continuing positive effects of cost reduction and productivity improvement programs throughout the Company.

         Selling and administrative expenses as a percentage of net sales for the three months ended March 31, 1995 were 24.0%. This compares to 25.4% for the same period in 1994. The decrease in expense is consistent with the Company's plan to further leverage expense in 1995. Selling and administrative expense in dollars increased between periods due to consolidation of Sereg Vannes and the strengthening of the European currencies against the U.S. dollar. Excluding Sereg Vannes expense and currency impacts, selling and administrative expense was below the comparable period in 1994.

         Other expense was $1.1 million for the three month period ended March 31, 1995, compared to $.3 million for the same period in 1994. The change in first quarter expense reflects an increase in accrued incentive compensation expense due to improved earnings against goal in 1995, versus 1994. Incentive compensation is calculated each quarter based upon payout levels which are determined by comparing annualized year-to-date results with goal. In addition, 1995 other deductions include severance costs associated with personnel reductions in the Company's European operations. The 1994 other expense included interest income resulting from the resolution of a multi-year state tax issue.

         Net earnings for the first quarter of 1995 were $5.2 million, or $.27 per share, which compares to 1994 earnings of $3.8 million, or $.20 per share. The 38.4% increase in profits resulted from improved business levels which lead to stronger North American and European profits and generation of profits in the Asia Pacific operation. Net earnings for future quarters of 1995 and thereafter are uncertain and dependent on general worldwide economic conditions in the Company's major markets and their strong impact on the level of incoming business activity.

                                     PART II

                                OTHER INFORMATION


ITEM 1   Not Applicable During Reporting Period

ITEM 2   Not Applicable During Reporting Period

ITEM 3   Not Applicable During Reporting Period

ITEM 4   Not Applicable During Reporting Period

ITEM 5   Not Applicable During Reporting Period

ITEM 6   Exhibits

                                INDEX TO EXHIBITS

TOPIC                                                                               LOCATED AT
- -----                                                                                MANUALLY
                                                                                   NUMBERED PAGE
                                                                                   -------------
(4)      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
         INDENTURES:

         4.1     Loan Agreement dated September 15, 1986 between The Duriron
                 Company, Inc. and the Metropolitan Life Insurance Company
                 was filed with the Commission as Exhibit 4.1 to the Company's
                 Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 1986.......................................                  *


TOPIC                                                                               LOCATED AT
- -----                                                                                MANUALLY
                                                                                   NUMBERED PAGE
                                                                                   -------------
         4.2     Lease agreement, indenture of mortgage and deed of trust, and guarantee agreement, all executed on June 1, 1978 in connection with 9-1/8% Industrial Development Revenue Bonds,
                 Series A, City of Cookeville, Tennessee.......................           +

         4.3     Lease agreement, indenture of trust, and guaranty agreement, all executed on June 1, 1978 in connection with 7-3/8%
                 Industrial Development Revenue Bonds, Series B, City of
                 Cookeville, Tennessee.........................................           +

         4.4     Lease agreement, indenture of mortgage and agreement, lessee guaranty agreement, and letter of representation and
                 indemnity agreement, all dated as of December 1, 1983 and
                 executed in connection with the Industrial Development
                 Revenue Bonds (1983 The Duriron Company, Inc. Project), Erie
                 Company, New York Industrial Development Agency
                 were filed with the Commission as Exhibit 4.4 to the
                 Company's Report on Form 10-K for the year ended
                 December 31, 1983.............................................           *

         4.5     Form of Rights Agreement dated as of August 1, 1986
                 between The Duriron Company, Inc. and Bank One,
                 Indianapolis, National Association, as Rights Agent was
                 filed as an Exhibit to the Company's Form 8-A
                 dated August 13, 1986.........................................           *

         4.6     Credit Agreement, dated as of March 19, 1987, between The
                 Duriron Company, Inc. and The Chase Manhattan Bank, N.A.,
                 including the form of Promissory Note delivered in connection therewith, was filed with the Commission as Exhibit 6 to the
                 Company's Current Report on Form 8-K dated April 6, 1987......           *


         4.7     Loan Agreement, dated as of March 19, 1987, between The Duriron
                 Company, Inc. and Metropolitan Life Insurance Company,
                 including the form of Promissory Note delivered in connection therewith, was filed with the Commission as Exhibit 7 to the
                 Company's Current Report on Form 8-K dated April 6, 1987......           *

TOPIC
- -----                                                                               LOCATED AT
                                                                                     MANUALLY
                                                                                   NUMBERED PAGE
                                                                                   -------------
         4.8     The Credit Agreement between The Duriron Company, Inc. and
                 Bank One, Dayton, N.A., dated as of November 30, 1989.........          +


         4.9     Interest Rate and Currency Exchange Agreement between the
                 Company and Barclays Bank dated November 17, 1992 PLC in the amount of $25,000,000 was filed as Exhibit 4.9 to Company's
                 Report of Form 10-K for year ended December 31, 1992..........          *


         4.10    Loan Agreement in the amount of $25,000,000 between the Company and Metropolitan Life Insurance Company dated November 12, 1992 was filed as Exhibit 4.10 to the Company's Annual Report on
                 Form 10-K for the year ended December 31, 1992 ...............          *


         4.11    Revolving Credit Agreement between the Company and Fifth
                 Third Bank dated November 23, 1992 in the amount
                 of $10,000,000 ...............................................          +

(10)     MATERIAL CONTRACTS:  (See Footnote "a")

         10.1    The Duriron Company, Inc. Incentive Compensation Plan (the
                 "Incentive Plan") for Key Employees as amended and restated
                 effective January 1, 1994 was filed as Exhibit 10.1 to the
                 Company's Annual Report on Form 10-K for the year ended
                 December 31, 1993.............................................          *


         10.2    The Duriron Company, Inc. Supplemental Pension Plan for
                 Salaried Employees was filed with the Commission as
                 Exhibit 10.4 to the Company's Annual Report on Form 10-K
                 for the year ended December 31, 1987..........................         *

         10.3    The Duriron Company, Inc. Deferred Compensation Plan for
                 Directors was filed as Exhibit 10.5 to the Company's
                 Annual Report on Form 10-K for the year ended
                 December 31, 1987.............................................         *

TOPIC
- -----                                                                               LOCATED AT
                                                                                     MANUALLY
                                                                                   NUMBERED PAGE
                                                                                   -------------


         10.4    Form of Employment Agreement between The Duriron Company, Inc.
                 and each of the current officers was filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for year ended
                 December 31, 1992.                                                      *

         10.5    The Duriron Company, Inc. CEO Discretionary Bonus Plan
                 was filed with the Commission as Exhibit 10.8 to the
                 Company's Annual Report on Form 10-K for the year
                 ended December 31, 1986.......................................          *

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

         10.9    The Duriron Company, Inc. 1989 Stock Option Plan
                 as amended and restated April 23, 1991 was filed
                 as Exhibit 10.11 to the Company's Annual Report
                 on Form 10-K for the year ended December 31, 1991 ...........          *

         10.10   The Duriron Company, Inc. 1989 Restricted Stock Plan
                 (the "Restricted Stock Plan") as amended and restated
                 effective April 23, 1991 was filed as Exhibit 10.12
                 to the Company's Annual Report on Form 10-K for the year
                 ended December 31, 1991 .....................................          *

         10.11   The Duriron Company, Inc. Retirement Compensation Plan for
                 Directors was filed as Exhibit 10.15 on the Company's
                 Annual Report to Form 10-K for the year ended
                 December 31, 1988............................................          *

TOPIC
- -----                                                                               LOCATED AT
                                                                                     MANUALLY
                                                                                   NUMBERED PAGE
                                                                                   -------------
         10.12   The Company's Employee Protection Plan (which provides
                 severance benefits for certain employees after a change of control of the Company) was filed as Exhibit 10.15 to the
                 Company's Annual Report on Form 10-K for the year ended
                 December 31, 1989.............................................          *

         10.13   The Company's Benefit Equalization Pension Plan was filed as
                 Exhibit 10.16 to the Company's Annual Report on Form 10-K for
                 the year ended December 31, 1989..............................          *

         10.14   The Company's Equity Incentive Plan for Officers was filed as
                 Exhibit 10.20 to the Company's Annual Report on Form 10-K for
                 the year ended December 31, 1990..............................          *

         10.15   Supplemental Pension Agreement between the Company and
                 William M. Jordan dated January 18, 1993 was filed as
                 Exhibit 10.15 to the Company's Annual Report on Form 10-K
                 for the year ended December 31, 1992..........................          *

         10.16   Employment Agreement between the Company and John S. Haddick dated December 18, 1992 was filed as Exhibit 10.16 to the
                 Company's Annual Report on Form 10-K for the year ended
                 December 31, 1992.............................................          *

         10.17   1979 Stock Option Plan, as amended and restated April 23, 1991, and Amendment #1 thereto dated December 15, 1992 was filed as
                 Exhibit 10.17 to the Company's Annual Report on Form 10-K for
                 the year ended December 31, 1992 .............................          *

         10.18   Amendment #1 dated December 15, 1992 to the aforementioned
                 Benefit Equalization Pension Plan was filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year
                 ended December 31, 1992 .......................................         *

         10.19   Deferred Compensation Plan for Executives was filed as Exhibit
                 10.19 to the Company's Annual Report on Form 10-K for the year
                 ended December 31, 1992 ......................................          *

TOPIC
- -----                                                                               LOCATED AT
                                                                                     MANUALLY
                                                                                   NUMBERED PAGE
                                                                                   -------------
         10.20   Amendment #1 to amended and restated 1989 Restricted Stock Plan was filed as Exhibit 10.20 to the Company's Annual Report on
                 Form 10-K for the year ended December 31, 1992 ...............          *

         10.21   Amendment #1 to Equity Incentive Plan was filed as Exhibit
                 10.21 to the Company's Annual Report on Form 10-K for the year
                 ended December 31, 1992 ......................................          *

         10.22   Employment Agreement between the Company and W.M. Jordan dated
                 May 11, 1992 was filed as Exhibit 10.22 to the Company's Annual
                 Report on Form 10-K for the year ended December 31, 1992 .....          *

         10.23   Employment Agreement between the Company (through its Utah subsidiary, Valtek Inc.) and Charles L. Bates dated March 24,
                 1987 was filed as Exhibit 4 to the Company's Report on Form 8-K
                 dated April 6, 1987...........................................          *

         10.24   Amendment #1 to the first Master Benefit Trust Agreement dated
                 October 1, 1987 was filed as Exhibit 10.24 to the Company's
                 Annual Report on Form 10-K for the year ended December 31,
                 1993..........................................................          *

         10.25   Amendment #2 and Amendment #3 to Equity Incentive Plan were filed as Exhibit 10.25 to the Company's Annual Report on Form
                 10-K for the year ended December 31, 1993.....................         50

         10.26   First Amendment to said Second Master Benefit Trust
                 Agreement.....................................................         51

         10.27   Amendment #2 to said 1989 Restricted Stock Plan, as
                 amended and restated..........................................         53

         27      Financial Data Schedule

- ---------------

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

- ---------------

ITEM 6(B)        Not Applicable During Reporting Period

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE DURIRON COMPANY, INC.
                                          (Registrant)

                                           /Bruce E. Hines/
                                         ------------------------------
                                           Bruce E. Hines
                                           Senior Vice President
                                           Chief Administrative Officer





Date:  May 12, 1995