Form 10-Q
period 1995-06-30
DURIRON CO INC
filed 1995-08-03
CIK 30625

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                       __________________________________


                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                       __________________________________


    For Quarter Ended June 30, 1995            Commission File Number 0-325
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


                                   31-0267900
                                   ----------
                    (I.R.S. Employer Identification Number)


 3100 Research Boulevard, Dayton, Ohio                                 45420
 -------------------------------------                                -------
 (Address of principal executive offices)                            (Zip Code)


 (Registrant's telephone number, including area code)             (513) 476-6100
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

                         YES  X               NO
                            -----               -------

Shares of Common Stock, $1.25 par value, outstanding as of June 30,
1995..........19,030,743

                         PART I:  Financial Information

                                                     THE DURIRON COMPANY, INC.
                                               Consolidated Statement of Operations
                                               Quarters Ended June 30, 1995 and 1994
                                           (dollars in thousands except per share data)

                                                                                             1995       1994
                                                                                           --------   --------
Revenues:
  Net sales                                                                               $  99,175  $  85,750

Costs and expenses:
  Cost of sales                                                                              61,422     54,294
  Selling and administrative                                                                 23,251     21,046
  Research, engineering and development                                                       2,127      2,429
  Interest                                                                                      927      1,087
  Other, net                                                                                  1,212        522
                                                                                           --------   --------

                                                                                             88,939     79,378

Earnings before income taxes                                                                 10,236      6,372

Provision for income taxes                                                                    3,710      2,360
                                                                                           --------   --------

Net earnings                                                                                  6,526      4,012
                                                                                           ========   ========

Earnings per share                                                                        $    0.34  $    0.21
                                                                                           ========   ========

                                                     (See accompanying notes)

                                                     THE DURIOR COMPANY, INC.
                                               Consolidated Statement of Operations
                                              Six Months Ended June 30, 1995 and 1994
                                           (dollars in thousands except per share data)

                                                                                 1995              1994
                                                                               ---------        ---------
Revenues:
  Net sales                                                                    $ 190,622        $ 163,708

Costs and expenses:
  Cost of sales                                                                  118,155          102,839
  Selling and administrative                                                      45,151           40,843
  Research, engineering and development                                            4,258            4,780
  Interest                                                                         2,074            1,978
  Other, net                                                                       2,345              831
                                                                               ---------        ---------
                                                                                 171,983          151,271

Earnings before income taxes                                                      18,639           12,437

Provision for income taxes                                                         6,900            4,660
                                                                               ---------        ---------

Net earnings                                                                      11,739            7,777
                                                                               =========        =========

Earnings per share                                                             $    0.61        $    0.41
                                                                               =========        =========

                                                     (See accompanying notes)


                                                     THE DURIRON COMPANY, INC.
                                                    Consolidated Balance Sheet
                                           (dollars in thousands except per share data)

                                                                               June 30,        December 31,
ASSETS                                                                           1995             1994
                                                                               --------        ------------
Current assets:
  Cash and cash equivalents                                                    $  17,662        $  16,341
  Accounts receivable                                                             73,879           67,189
  Inventories                                                                     68,474           62,246
  Prepaid expenses                                                                 5,736            3,994
                                                                               ---------        ---------
    Total assets                                                                 165,751          149,770

Property, plant and equipment, at cost                                           193,697          187,731
  Less accumulated depreciation and amortization                                 112,047          105,510
                                                                               ---------        ---------
    Net property, plant and equipment                                             81,650           82,221

Intangibles and other assets                                                      43,696           42,113
                                                                               ---------        ---------
Total assets                                                                   $ 291,097        $ 274,104
                                                                               =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                             $  20,708        $  19,480
  Notes payable                                                                    3,072            2,251
  Income taxes                                                                       942              236
  Accrued liabilities                                                             28,320           26,838
  Long-term debt due within one year                                               4,069            4,951
                                                                               ---------        ---------
    Total current liabilities                                                     57,111           53,756

Long-term debt due after one year                                                 43,528           39,032

Postretirement benefits and other deferred items                                  42,271           42,237

Shareholders' equity:
  Serial preferred stock, $1.00 per value,
    no shares issued                                                                --               --
  Common stock, $1.25 par value, 19,030,743
    shares issued (18,998,350 in 1994)                                            23,788           23,748
  Capital in excess of par value                                                   3,817            3,674
  Retained earnings                                                              119,090          111,724
                                                                               ---------        ---------
                                                                                 146,695          139,146

Foreign currency and other equity
  adjustments                                                                      1,492              (67)
                                                                               ---------        ---------
Total shareholders' equity                                                       148,187          139,079
                                                                               ---------        ---------
Total liabilities and shareholders' equity                                     $ 291,097        $ 274,104
                                                                               =========        =========

                                                     (See accompanying notes)


                                                     THE DURIRON COMPANY, INC.
                                               Consolidated Statement of Cash Flows
                                              Six Months Ended June 30, 1995 and 1994
                                                      (dollars in thousands)

                                                                                       1995        1994
                                                                                     --------    --------
Increase (decrease) in cash and cash equivalents:

Operating activities:
   Net earnings                                                                     $  11,739  $    7,777
  Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Depreciation and amortization                                                       7,334       6,759
    Loss (gain) on the sale of fixed assets                                               106        (177)
  Change in assets and liabilities net of
  effects of acquisitions and divestitures:
    Accounts receivable                                                                (4,636)     (1,467)
    Inventories                                                                        (3,692)     (1,650)
    Prepaid expenses                                                                   (1,799)     (1,734)
    Accounts payable and accrued liabilities                                            2,108         885
    Income taxes                                                                        1,555      (3,502)
    Postretirement benefits and other deferred items                                       24         (83)
                                                                                     --------    --------

Net cash flows from operating activities                                               12,739       6,808

Investing activities:
  Capital expenditures                                                                 (3,890)     (5,162)
  Payment for acquisitions, net of cash acquired                                           --     (14,900)
  Other                                                                                  (608)       (144)
                                                                                     --------    --------

Net cash flows from investing activities                                               (4,498)    (20,206)

Financing activities:
  Net repayments under lines-of-credit                                                    518         119
  Payments on long-term debt                                                           (2,827)     (3,631)
  Proceeds from long-term debt                                                              0       6,253
  Proceeds from issuance of common stock                                                  185         219
  Dividends paid                                                                       (4,373)     (3,984)
                                                                                     --------    --------

Net cash flows from financing activities                                               (6,497)     (1,024)

Effect of exchange rate changes                                                          (422)        369
                                                                                     --------    --------

Net increase in cash and cash equivalents                                               1,322     (14,053)

Cash and cash equivalents at beginning of year                                         16,341      22,640
                                                                                     --------    --------

Cash and cash equivalents at end of period                                          $  17,663  $    8,587
                                                                                     ========    ========
Supplemental disclosures of
cash flow information:
Cash paid during year for:
  Interest                                                                          $   2,158  $    1,770
  Income taxes                                                                      $   6,208  $    8,392


                                                     (See accompanying notes)

                                                     THE DURIRON COMPANY, INC.
                                            Notes to Consolidated Financial Statements
                                 (dollars presented in tables in thousands except per share data)

1.  Inventories.
    The amount of inventories and the method of determining costs for the quarter ended June 30, 1995 and the year ended December 31, 1994 were as follows:

                                                        Domestic           Foreign
                                                        inventories       inventories          Total
                                                        (LIFO)            (FIFO)             inventories
                                                        ------------------------------------------------
    June 30, 1995
        Raw materials                                   $      67         $     699          $     766
        Work in process and finished goods                 37,134            30,575             67,709
                                                        ---------         ---------          ---------
                                                        $  37,200         $  31,274          $  68,474
                                                        =========         =========          =========
    December 31, 1994
        Raw materials                                   $     234         $     719          $     953
        Work in process and finished goods                 34,554            26,739             61,293
                                                        ---------         ---------          ---------
                                                        $  34,788         $  27,458          $  62,246
                                                        =========         =========          =========

    LIFO inventories at current cost are $26,926,000 and $26,770,000 higher than reported at June 30, 1995 and December
    31, 1994, respectively.


2.  Shareholders' equity.  There are authorized 30,000,000 shares of $1.25 par value common stock and 1,000,000 shares of
    $1.00 par value preferred stock.  Changes in the six months ended June 30, 1995 and 1994 were as follows:

                                                                 Capital in                                              Total
                                                   Common         excess of         Retained           Equity         shareholders'
                                                    stock         par value         earnings         adjustments         equity
                                                   -------------------------------------------------------------------------------
    Balance at December 31, 1993                   $ 15,794       $ 11,433          $ 102,600        $  (2,256)       $ 127,571

    Net earnings                                                                        7,777                             7,777
    Cash dividends                                                                     (3,984)                           (3,984)
    Shares issued for three-for-two stock split       7,897         (7,897)                                                   0
    Net shares issued (26,715) under stock plans         33             12                                  58              103
    Foreign currency translation adjustment                                                              1,447            1,447
                                                   --------       --------          ---------        ---------        ---------
    Balance at June 30, 1994                       $ 23,724       $  3,548          $ 106,393        $    (751)       $ 132,914
                                                   ========       ========          =========        =========        =========

    Balance at December 31, 1994                   $ 23,748       $  3,674          $ 111,724        $     (67)       $ 139,079

    Net earnings                                                                       11,739                            11,739
    Cash dividends                                                                     (4,373)                           (4,373)
    Net shares issued (32,393) under stock plans         40            143                                  35              218
    Foreign currency translation adjustment                                                              1,524            1,524
                                                   --------       --------          ---------        ---------        ---------
    Balance at June 30, 1995                       $ 23,788       $  3,817          $ 119,090        $   1,492        $ 148,187
                                                   ========       ========          =========        =========        =========

         As of June 30, 1995, 1,299,000 shares of common stock were reserved for exercise of stock options and grants of restricted shares.

3.       Dividends.

         Dividends paid during the quarters ended June 30, 1995 and 1994 were based on 19,025,173 and 18,976,824 respectively, common shares outstanding on the applicable dates of record.

4.       Earnings per share.

         Earnings per share for the quarters ended June 30, 1995 and 1994 were based on average common shares and common share equivalents outstanding of 19,245,008 and 19,145,313, respectively.

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

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Capital Resources and Liquidity - Six Months Ended June 30, 1995

         The Company's capital structure, consisting of long-term debt, deferred items and shareholders' equity, continues to enable the Company to finance short-and long-range business objectives. At June 30, 1995, long-term debt was 18.6% of the Company's capital structure, compared to 17.7% at December 31, 1994. The increase in long-term debt in U.S. dollars reflects conversion of the Company's foreign debt at stronger European to U.S. dollar currency rates. Based upon a twelve month rolling average, the interest coverage ratio of the Company's indebtedness was 10.0 at June 30, 1995, compared with 7.2 for the twelve months ended December 31, 1994.

         The return on average net assets was 11.2% based upon 1995 annualized results, compared to 9.1% at December 31, 1994. Annualized return on average shareholders' equity was 16.3%, compared to 12.9% at December 31, 1994. Increases in these returns reflect the Company's improved level of profitability. Management is focused on continuing to improve the Company's performance in these areas.

         Capital spending in 1995 is expected to be approximately $13.0 million, compared with $9.9 million in 1994. The 1995 expenditures will be invested in equipment and process technology to enable the Company to further progress toward its goal of being the highest quality/lowest total cost producer in its market.

         The Company's liquidity position is reflected in a current ratio of
2.9 to 1 at June 30, 1995. This compares to 2.8 to 1 at December 31, 1994. Cash and cash equivalents increased to $17.7 million from $16.3 million at December 31, 1994. Cash in excess of current requirements was invested in high-grade, short-term securities. The Company currently has $22.6 million of lines of credit and $11.5 million available under domestic revolving credit agreements, and believes that available cash and these lines of credit arrangements will be adequate to fund operating and capital expenditure cash needs through the remainder of 1995.

Results of Operations - Six Months Ended June 30, 1995

         Net sales for the six months ended June 30, 1995 were a record of $190.6 million, compared to net sales of $163.7 million for the same period in 1994. The 16.4% increase in net sales reflects strong global shipments including North American, European and Asia Pacific, strengthening of the European currencies against the U.S. dollar and the acquisition of Sereg Vannes. Foreign contributions to consolidated net sales were 34.5% and 29.3% for the six month periods ended June 30, 1995 and 1994, respectively. The increase in foreign contributions reflects the impact of the Sereg Vannes acquisition and strengthening of the European currencies against the U.S. dollar. Total net sales to foreign customers including export sales from the U.S. were 40.2% and 37.0% for the first six months of 1995 and 1994, respectively.

         Record incoming business of $207.0 million for the first six months of 1995 exceeded incoming business of $166.0 million during the same period in 1994 by 24.7%. The 1995 incoming business level reflected strong activity throughout the global organization, strengthening of European currencies against the U.S. dollar, the acquisition of Sereg Vannes and the impact of moderate price increases. Asia Pacific incoming business which doubled and European incoming business which increased approximately 30% were particularly strong during the first six months of 1995 compared with 1994. Incoming business for the first six months of 1995 did not include the previously announced Kuwaiti chemical complex order for as many as 600 pumps which is expected to be booked in the fourth quarter of 1995.
Backlog at June 30, 1995 was $81.6 million, compared with a backlog of $67.6 million at December 31, 1994. The majority of the backlog is scheduled for shipment in 1995.

         The gross profit margin was 38.0% for the six months ended June 30, 1995. This compares to 37.2% for the same period in 1994. The improvement in the gross profit margin reflects improved burden absorption within the Company's manufacturing operations due to higher levels of plant utilization, improvements related to recent price increases and the continuing positive effects of cost reduction and productivity improvement programs throughout the Company.

         Selling and administrative expenses as a percentage of net sales for the six months ended June 30, 1995 were 23.7%, compared to 24.9% for the same period in 1994. The decrease in expense as a percentage of net sales is consistent with the Company's plan to further leverage expense in 1995 while continuing to invest in the development and growth of international operations. Selling and administrative expense in dollars increased between periods due predominately to consolidation of Sereg Vannes and the strengthening of the European currencies against the U.S. dollar.

         Research, engineering and development expense was $4.3 million for the first six months of 1995, compared with $4.8 million for the same period in 1994. The decrease in expense reflects completion in 1994 of many of the Company's cellular manufacturing programs. The majority of the change in expense, categorized as research, engineering and development in 1994, has been redirected to cost of sales and selling and administrative expense categories.

         Other expense was $2.3 million for the six month period ended June 30, 1995, compared to $.8 million for the same period in 1994. The change in expense reflects an increase in accrued incentive compensation expense as actual results exceeded goal in 1995, compared with 1994 results which were below goal. Incentive compensation is calculated each period based upon payout levels which are determined by comparing annualized year-to-date results with goal. In addition, 1995 other deductions include severance costs associated with personnel reductions in the Company's European operations. The 1994 other expense included interest income resulting from the resolution of a multi-year state tax issue.

         The effective tax rate for the first six months of 1995 was 37.0%, compared with 37.5% in 1994. The reduction in the tax rate from 1994 and from the first quarter 1995 rate of 38.0% reflects the utilization of tax loss carryforwards in the Company's Asia Pacific and European operations.

         Net earnings for the six month period ended June 30, 1995 were $11.7 million, or $.61 per share, which compares to 1994 earnings of $7.8 million, or $.41 per share. The 51.0% increase in profits resulted from improved global business levels which led to stronger North American and European profits and the generation of profits in the Asia Pacific operation.

Results of Operations - Three Months Ended June 30, 1995

         Net sales for the three months ended June 30, 1995 were a record $99.2 million, compared to net sales of $85.8 million for the same period in 1994. The 15.7% increase in net sales reflects strong global shipments, strengthening of the European currencies and the acquisition of Sereg Vannes which resulted in May of 1994. Foreign contributions to consolidated net sales were 34.4% and 31.6% for the three month periods ended June 30, 1995 and 1994, respectively. The increase in foreign contributions reflects the impact of the Sereg Vannes acquisition and strengthening of the European currencies against the U.S. dollar. Net sales to foreign customers including export sales were 39.3% and 37.1% for quarters ended June 30, 1995 and 1994, respectively.

         Record incoming business of $111.8 million for second quarter of 1995 exceeded incoming business of $87.8 million during the same period in 1994 by 27.4%. The 1995 incoming business level reflected strong activity throughout the global organization, strengthening of European currencies against the U.S. dollar, the impact of moderate price increases and the acquisition of Sereg Vannes. Asia Pacific incoming business which doubled and European incoming business which increased more than 40% were particularly strong during the second quarter of 1995 compared with 1994. Incoming business in the second quarter of 1995 did not include the Kuwaiti chemical complex order for as many as 600 pumps which is expected to be booked in the fourth quarter of 1995. Backlog at June 30, 1995 was $81.6 million, compared with a backlog of $67.6 million at December 31, 1994. The majority of the backlog is scheduled for shipment in 1995.

         The gross profit margin was 38.1% for the three months ended June 30, 1995. This compares to 36.7% for the same period in 1994. The improvement in the gross profit margin reflects improved burden absorption within the Company's manufacturing operations due to higher levels of plant utilization, improvements related to recent price increases and the continuing positive effects of cost reduction and productivity improvement programs throughout the Company.

         Selling and administrative expenses as a percentage of net sales for the quarter ended June 30, 1995 were 23.4%. This compares to 24.5% for the same period in 1994. The decrease in expense as a percentage of net sales is consistent with the Company's plan to further leverage expense in 1995 while continuing to invest in the development and growth of international operations. Selling and administrative expense in dollars increased between periods due predominately to consolidation of Sereg Vannes and the strengthening of the European currencies against the U.S. dollar.

         Research, engineering and development expense was $2.1 million for the quarter ended June 30, 1995, compared with $2.4 million for the same period in 1994. The decrease in expense reflects completion in 1994 of many of the Company's cellular manufacturing programs. The majority of the change in expense, categorized as research, engineering and development in 1994, has been redirected to cost of sales and selling and administrative expense categories.

         Other expense was $1.2 million for the three month period ended June 30, 1995, compared to $.5 million for the same period in 1994. The change in expense reflects an increase in accrued incentive compensation expense as actual results exceeded goal in 1995, compared with 1994 results which were below goal. Incentive compensation is calculated each quarter based upon payout levels which are determined by comparing annualized year-to-date results with goal.

         The effective tax rate for the quarter ended June 30, 1995 was 36.2%, compared with 37.0% in 1994. The reduction in the tax rate from 1994 and from the first quarter 1995 rate of 38.0% reflects the utilization of tax loss carryforwards in the Company's Asia Pacific and European operations.

         Net earnings for the second quarter ended June 30, 1995 were a record $6.5 million, or $.34 per share, exceeding the previous record of $6.1 million, or $.32 per share, established in the fourth quarter of 1993. Second quarter 1995 earnings exceeded second quarter 1994 earnings of $4.0 million, or $.21 per share, by 62.7%. The increase in profits resulted from improved global business levels which led to stronger North American and European profits and the generation of profits in the Asia Pacific operation. Net earnings for future quarters of 1995 and thereafter are uncertain and dependent on general worldwide economic conditions in the Company's major markets and their strong impact on the level of incoming business activity.

                                   PART II
                              OTHER INFORMATION


ITEM 1   Not Applicable During Reporting Period

ITEM 2   Not Applicable During Reporting Period

ITEM 3   Not Applicable During Reporting Period

ITEM 4 The 1995 Annual Meeting of Shareholders of the Company was held April 21, 1995. Directors elected for three year terms to the Board were H.
         K. Coble, E. Green, R. L. Molen and J. F. Schorr. Shareholders there approved the appointment of Ernst & Young LLP as the Company's independent auditors for 1995. Shareholders also approved the Director Deferral Plan, which permits non-employee directors to elect to invest their annual retainers and meeting fees in the form of Common Stock payable following termination of Board service. Actual voting tabulations were as follows:


                                VOTING RESULTS

                          Topic: Election of Directors
                          -----

                          Name                     For          Against         Abstain
                          ----                     ---          -------         -------
                          H. K. Coble              15,944,295   63,236
                          E. Green                 15,948,442   59,089
                          R. L. Molen              15,944,605   62,926
                          J. F. Schorr             15,944,963   62,568

                          Topic: Director Deferral Plan
                          -----
                                                   15,546,163  146,562          314,806

                          Topic: Ernst & Young LLP - Auditors
                          -----
                                                   15,947,014    9,501           41,016



                 Directors whose terms in office continued after the meeting were R. E. Frazer, D. C. Harris, W. M. Jordan, J. S. Haddick,
                 K.  E. Sheehan and R. E. White.


ITEM 5   Not Applicable During Reporting Period

ITEM 6   Exhibits and Reports on Form 8-K

         (a)  The following Exhibit is included herein:

              27   Financial Data Schedule

         (b) No report on Form 8-K was filed during the quarter ended June 30, 1995.

                              INDEX TO EXHIBITS

                                                                              LOCATED AT
                                                                               MANUALLY
                                                                            NUMBERED PAGE
                                                                            -------------
(4)      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
         INDENTURES:

         4.1     Loan Agreement dated September 15, 1986 between
                 The Duriron Company, Inc. and the Metropolitan
                 Life Insurance Company was filed with the
                 Commission as Exhibit 4.1 to the Company's
                 Quarterly Report on Form 10-Q for the quarter
                 ended September 30, 1986..............................          *

         4.2     Lease agreement, indenture of mortgage and
                 deed of trust, and guarantee agreement, all
                 executed on June 1, 1978 in connection with
                 9-1/8% Industrial Development Revenue Bonds,
                 Series A, City of Cookeville, Tennessee...............          +

         4.3     Lease agreement, indenture of trust, and
                 guaranty agreement, all executed on June 1,
                 1978 in connection with 7-3/8% Industrial
                 Development Revenue Bonds, Series B, City of
                 Cookeville, Tennessee.................................          +

         4.4     Lease agreement, indenture of mortgage and
                 agreement, lessee guaranty agreement, and
                 letter of representation and indemnity
                 agreement, all dated as of December 1, 1983
                 and executed in connection with the Industrial
                 Development Revenue Bonds (1983 The Duriron
                 Company, Inc. Project), Erie Company,
                 New York Industrial Development Agency
                 were filed with the Commission as Exhibit
                 4.4 to the Company's Report on Form 10-K
                 for the year ended December 31, 1983..................          *

         4.5     Form of Rights Agreement dated as of August 1,
                 1986 between The Duriron Company, Inc. and Bank
                 One, Indianapolis, National Association, as Rights
                 Agent was filed as an Exhibit to the Company's Form
                 8-A dated August 13, 1986.............................          *


                                                                              LOCATED AT
                                                                               MANUALLY
                                                                             NUMBERED PAGE
                                                                             -------------
         4.6     Credit Agreement, dated as of March 19, 1987,
                 between The Duriron Company, Inc. and The Chase
                 Manhattan Bank, N.A., including the form of
                 Promissory Note delivered in connection
                 therewith, was filed with the Commission as
                 Exhibit 6 to the Company's Current Report on
                 Form 8-K dated April 6, 1987............................        *

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


                                                                                   LOCATED AT
                                                                                    MANUALLY
                                                                                  NUMBERED PAGE
                                                                                  -------------
(10)     MATERIAL CONTRACTS:  (See Footnote "a")

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

         10.4    Form of Employment Agreement between The Duriron Company, Inc.
                 and each of the current officers was filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for year ended
                 December 31, 1992.............................................        *

         10.5    The Duriron Company, Inc. CEO Discretionary
                 Bonus Plan was filed with the Commission as
                 Exhibit 10.8 to the Company's Annual Report
                 on Form 10-K for the year ended December
                 31, 1986......................................................        *

         10.6    The Duriron Company, Inc. First Master Benefit
                 Trust Agreement dated October 1, 1987 was filed
                 as Exhibit 10.11 to the Company's Annual Report on Form 10-K
                 for the year ended December 31, 1987..........................        *


                                                                              LOCATED AT
                                                                               MANUALLY
                                                                             NUMBERED PAGE
                                                                             -------------
         10.7    The Duriron Company, Inc. Second Master Benefit
                 Trust Agreement dated October 1, 1987 was filed
                 as Exhibit 10.12 to the Company's Annual Report
                 on Form 10-K  for the year ended December 31, 1987 ..........      *

         10.8    The Duriron Company, Inc. Long-Term Incentive
                 Plan (the "Long-Term Plan"), as amended and
                 restated effective November 1, 1993 was filed as
                 Exhibit 10.8 to the Company's Annual Report on
                 Form 10-K for the year ended December 31, 1993 ...............     *

         10.9    The Duriron Company, Inc. 1989 Stock Option Plan
                 as amended and restated April 23, 1991 was filed
                 as Exhibit 10.11 to the Company's Annual Report
                 on Form 10-K for the year ended December 31, 1991 .............    *

         10.10   The Duriron Company, Inc. 1989 Restricted Stock
                 Plan (the "Restricted Stock Plan") as
                 amended and restated effective April 23, 1991,
                 was filed as Exhibit 10.12 to the Company's
                 Annual Report on Form 10-K for the year
                 ended December 31, 1991 .......................................    *

         10.11   The Duriron Company, Inc. Retirement Compensation Plan
                 for Directors was filed as Exhibit 10.15 on the Company's
                 Annual Report to Form 10-K for the year ended December 31,
                 1988 ..........................................................    *

         10.12   The Company's Employee Protection Plan (which
                 provides severance benefits for certain employees after a
                 change of control of the Company) was filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended
                 December 31, 1989..............................................    *

         10.13   The Company's Benefit Equalization Pension Plan
                 was filed as Exhibit 10.16 to the Company's Annual Report on
                 Form 10-K for the year ended December 31, 1989.................    *


                                                                                 LOCATED AT
                                                                                  MANUALLY
                                                                                NUMBERED PAGE
                                                                                -------------
         10.14   The Company's Equity Incentive Plan for
                 Officers was filed as Exhibit 10.20 to the Company's
                 Annual Report on Form 10-K for the year ended
                 December 31, 1990 .......................................            *

         10.15   Supplemental Pension Agreement between the
                 Company and William M. Jordan dated
                 January 18, 1993 was filed as Exhibit 10.15
                 to the Company's Annual Report on Form 10-K
                 for the year ended December 31, 1992 ....................            *

         10.16   1979 Stock Option Plan, as amended and
                 restated April 23, 1991, and Amendment #1
                 thereto dated December 15, 1992, was filed as
                 Exhibit 10.17 to the Company's Annual Report
                 on Form 10-K for the year ended
                 December 31, 1992 .......................................            *

         10.17   Amendment #1 dated December 15, 1992 to the
                 aforementioned Benefit Equalization Pension Plan was
                 filed as Exhibit 10.18 to the Company's Annual Report
                 on Form 10-K for the year ended December 31, 1992 .......            *

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




                                                                                      LOCATED AT
                                                                                       MANUALLY
                                                                                    NUMBERED PAGE
                                                                                    -------------
         10.21   Employment Agreement between the Company
                 and W. M. Jordan dated May 11, 1992 was filed
                 as Exhibit 10.22 to the Company's Annual Report on
                 Form 10-K for the year ended December 31, 1992 ...............           *

         10.22   Employment Agreement between the Company
                 (through its Utah subsidiary, Valtek
                 Inc.) and Charles L. Bates dated March
                 24, 1987 was filed as Exhibit 4 to the
                 Company's Report on Form 8-K dated
                 April 6, 1987 ...................................................        *

         10.23   Amendment #1 to the first Master Benefit Trust
                 Agreement dated October 1, 1987 was filed as
                 Exhibit 10.24 to the Company's Annual Report
                 on Form 10-K for the year ended December 31,
                 1993 ...........................................................         *

         10.24   Amendment #2 and Amendment #3 to Equity
                 Incentive Plan was filed as Exhibit 10.25 to the
                 Company's Annual Report on Form 10-K for the year
                 ended December 31, 1993 ......................................           *

         10.25   Amendment #2 to said First Master Benefit Trust
                 Agreement ....................................................           *

         10.26   First Amendment to said Second Master Benefit
                 Trust was filed as Exhibit 10.26 to the Company's
                 Annual Report on Form 10-K for the year ended
                 December 31, 1994 ............................................           *

         10.27   Amendment #2 to said 1989 Restricted Stock Plan,
                 as amended and restated, was filed as Exhibit 10.27
                 to the Company's Annual Report on Form 10-K for the
                 year ended December 31, 1994 .................................           *

          27     Financial Data Schedule

- --------------

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





Date:  August 3, 1995
- ---------------------