Form 10-Q
period 1995-09-30
DURIRON CO INC
filed 1995-11-09
CIK 30625

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                       __________________________________

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


                       __________________________________


   For Quarter Ended September 30, 1995        Commission File Number 0-325
                     ------------------                               -----


                           THE DURIRON COMPANY, INC.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


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

                         YES  X               NO
                           ------                ------


Shares of Common Stock, $1.25 par value, outstanding as of September 30,
1995..........19,045,508

                         PART I:  Financial Information

                           THE DURIRON COMPANY, INC.
                      Consolidated Statement of Operations
                 Nine Months Ended September 30, 1995 and 1994
                     (dollars in thousands except per share





                                               1995                  1994
                                            ---------             ---------
Revenues:
  Net sales                                 $ 290,659             $ 255,502

Costs and expenses:
  Cost of sales                               181,428               160,898
  Selling and administrative                   68,618                62,980
  Research, engineering and development         6,432                 7,066
  Interest                                      3,070                 3,106
  Other, net                                    1,587                 1,647
                                            ---------             ---------
                                              261,135               235,697

Earnings before income taxes                   29,524                19,805

Provision for income taxes                     10,915                 7,420
                                            ---------             ---------

Net earnings                                   18,609                12,385
                                            =========             =========

Earnings per share                          $    0.97             $    0.65
                                            =========             =========




                           (See accompanying notes)



                           THE DURIRON COMPANY, INC.
                      Consolidated Statement of Operations
                   Quarters Ended September 30, 1995 and 1994
                 (dollars in thousands except per share data)


                                                1995                1994
                                             ---------           ----------
Revenues:
  Net sales                                 $ 100,037              $ 91,794

Costs and expenses:
  Cost of sales                                63,273                58,059
  Selling and administrative                   23,467                22,137
  Research, engineering and development         2,174                 2,286
  Interest                                        996                 1,128
  Other, net                                     (758)                  816
                                            ---------            ----------

                                               89,152                84,426

Earnings before income taxes                   10,885                 7,368

Provision for income taxes                      4,015                 2,760
                                            ---------            ----------

Net earnings                                    6,870                 4,608
                                            =========            ==========

Earnings per share                           $   0.36              $   0.24
                                            =========            ==========

                                (See accompanying notes)

                           THE DURIRON COMPANY, INC.
                          Consolidated Balance Sheet
                 (dollars in thousands except per share data)



                                                     September 30,     December 31,
ASSETS                                                   1995             1994
                                                       -------          -------
Current assets:
  Cash and cash equivalents                          $  19,595         $  16,341
  Accounts receivable                                   77,212            67,189
  Inventories                                           71,194            62,246
  Prepaid expenses                                       5,882             3,994
                                                     ---------         ---------
    Total current assets                               173,883           149,770

Property, plant and equipment, at cost                 194,607           187,731
  Less accumulated depreciation and amortization       114,866           105,510

                                                     ---------         ---------
    Net property, plant and equipment                   79,741            82,221

Intangibles and other assets                            44,231            42,113

                                                     ---------         ---------
Total assets                                         $ 297,855         $ 274,104
                                                     =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $  21,875         $  19,480
  Notes payable                                          3,139             2,251
  Income taxes                                           2,180               236
  Accrued liabilities                                   28,646            26,838
  Long-term debt due within one year                     3,982             4,951

                                                     ---------         ---------
    Total current liabilities                           59,822            53,756

Long-term debt due after one year                       42,414            39,032

Postretirement benefits and other deferred items        42,491            42,237

Shareholders' equity:
  Serial preferred stock, $1.00 par value,
    no shares issued                                     --                 --
  Common stock, $1.25 par value, 19,045,508
    shares issued (18,998,350 in 1994)                  23,817            23,748
  Capital in excess of par value                         3,984             3,674
  Retained earnings                                    123,770           111,724

                                                     ---------         ---------
                                                       151,571           139,146

Foreign currency and other equity
  adjustments                                            1,557               (67)
                                                     ---------         ---------
Total shareholders' equity                             153,128           139,079
                                                     ---------         ---------

Total liabilities and shareholders' equity           $ 297,855         $ 274,104
                                                     =========         =========


                        (See accompanying notes)



                           THE DURIRON COMPANY, INC.
                      Consolidated Statement of Cash Flows
                 Nine Months Ended September 30, 1995 and 1994
                             (dollars in thousands)

                                                      1995                 1994
                                                     ------               ------
Increase (decrease) in cash and cash equivalents:

Operating activities:
   Net earnings                                     $ 18,609             $ 12,385
  Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Depreciation and amortization                     10,910               10,157
    Loss (gain) on the sale of fixed assets              105                  170
  Change in assets and liabilities net of
  effects of acquisitions and divestitures:
    Accounts receivable                               (9,317)              (3,415)
    Inventories                                       (7,263)               2,111
    Prepaid expenses                                  (2,016)              (1,033)
    Accounts payable and accrued liabilities           4,932                 (962)
    Income taxes                                       2,849               (3,843)
    Postretirement benefits and other deferred it       (158)                 (12)
                                                    --------             --------

Net cash flows from operating activities              18,651               15,558

Investing activities:
  Capital expenditures                                (5,903)              (7,539)
  Payment for acquisitions, net of cash acquired          --              (14,900)
  Other                                               (1,134)                (597)
                                                    --------             --------

Net cash flows from investing activities              (7,037)             (23,036)

Financing activities:
  Net repayments under lines-of-credit                   549               (1,307)
  Payments on long-term debt                          (3,128)              (4,589)
  Proceeds from long-term debt                           917                6,225
  Proceeds from issuance of common stock                 281                  275
  Dividends paid                                      (6,563)              (5,977)
                                                    --------             --------

Net cash flows from financing activities              (7,944)              (5,373)

Effect of exchange rate changes                         (416)                 447
                                                    --------             --------

Net increase in cash and cash equivalents              3,254              (12,404)

Cash and cash equivalents at beginning of year        16,341               22,640
                                                    --------             --------

Cash and cash equivalents at end of period          $ 19,595             $ 10,236
                                                    ========             ========
Supplemental disclosures of
cash flow information:
Cash paid during year for:
  Interest                                          $  2,910             $  2,097
  Income taxes                                      $  8,971             $ 11,148

                                      (See accompanying notes)

                           THE DURIRON COMPANY, INC.
                   Notes to Consolidated Financial Statements
        (dollars presented in tables in thousands except per share data)


1.  Inventories.
    The amount of inventories and the method of determining costs for the quarter ended September 30, 1995 and the yea ended December 31, 1994 were as follows:

                                                               Domestic      Foreign
                                                              inventories  inventories      Total
                                                                (LIFO)       (FIFO)      inventories
                                                              --------------------------------------
    September 30, 1995
         Raw materials                                        $    215     $    668      $    883
         Work in process and finished goods                     39,163       31,148        70,311
                                                              --------     --------      --------
                                                              $ 39,378     $ 31,816      $ 71,194
                                                              ========     ========      ========

    December 31, 1994
         Raw materials                                        $    234     $    719      $    953
         Work in process and finished goods                     34,554       26,739        61,293
                                                              --------     --------      --------
                                                              $ 34,788     $ 27,458      $ 62,246
                                                              ========     ========      ========

    LIFO inventories at current cost are $26,971,000 and $26,770,000 higher than reported at September 30, 1995 and De 31, 1994, respectively.


2. Shareholders' equity. There are authorized 30,000,000 shares of $1.25 par value common stock and 1,000,000 shares $1.00 par value preferred stock. Changes in the nine months ended September 30, 1995 and 1994 were as follows:

                                                             Capital in                                 Total
                                                 Common       excess of     Retained       Equity    shareholders'
                                                  stock       par value     earnings    adjustments    equity
                                                 -----------------------------------------------------------------
    Balance at December 31, 1993                 $ 15,794     $ 11,433      $102,600     $  (2,256)    $ 127,571

    Net earnings                                                              12,385                      12,385
    Cash dividends                                                            (5,977)                     (5,977)
    Shares issued for three-for-two stock split     7,897       (7,897)                                        0
    Net shares issued (26,955) under stock plans       34            8                         102           144
    Foreign currency translation adjustment                                                  2,611         2,611
                                                 --------     --------      --------      --------     ---------
    Balance at September 30, 1994                $ 23,725     $  3,544      $109,008      $    457     $ 136,734
                                                 ========     ========      ========      ========     =========

    Balance at December 31, 1994                 $ 23,748     $  3,674      $111,724      $   (67)     $ 139,079

    Net earnings                                                              18,609                      18,609
    Cash dividends                                                            (6,563)                     (6,563)
    Net shares issued (55,313) under stock plans       69          310                         92            471
    Foreign currency translation adjustment                                                 1,532          1,532
                                                 --------     --------      --------      -------      ---------
    Balance at September 30, 1995                $ 23,817     $  3,984      $123,770      $ 1,557      $ 153,128
                                                 ========     ========      ========      =======      =========

         As of September 30, 1995, 1,273,000 shares of common stock were reserved for exercise of stock options and grants of restricted shares.


3.       Dividends.

         Dividends paid during the quarters ended September 30, 1995 and 1994 were based on 19,041,083 and 18,976,925 respectively, common shares outstanding on the applicable dates of record.

4.       Earnings per share.

         Earnings per share for the quarters ended September 30, 1995 and 1994 were based on average common shares and common share equivalents outstanding of 19,278,288 and 19,147,707, respectively.

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

         The Company also owns and formerly operated a captive spent foundry sand disposal site near its Dayton foundry. Pursuant to a consent decree with the State of Ohio, an independent consultant was selected by the State and engaged to determine the extent of environmental contamination at the site. The consultant has completed its investigation and submitted its report to the State which concludes, in general, that no environmental contamination attributable to the Company was found at this site. The Company and the State jointly supported and obtained an order of judicial relief for the Company from this consent decree, which effectively terminated both this case and special state regulation of the sight.

         The Company is also a defendant in a number of products liability lawsuits which are insured, subject to applicable self insured retentions. The Company has fully accrued the estimated loss reserve for each such lawsuit. The Company has additionally accrued a limited general reserve against possible increases in the Company's liability exposure if adverse facts develop during the lawsuits. Given the inherent volatility and uncertainty of any products liability litigation, there is a possibility of further increases in the costs of resolving these claims, although the Company has no current reason to now believe that any such increase is probable or quantifiable.

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

6.       Acquisition.

         On September 11, 1995, the Company announced that it had reached a definitive agreement to merge with Durametallic Corporation. Durametallic, a privately held corporation headquartered in Kalamazoo, Michigan, is a leading manufacturer of mechanical seals and sealing systems. The agreement is subject to approval by the shareholders of both companies. The Joint Proxy Statement/Prospectus describing this transaction was mailed to shareholders of both Companies on October 30, 1995 and is on file with the Securities and Exchange Commission. Under the terms of the agreement, Duriron will acquire Durametallic through a planned $150.0 million tax-free exchange of common stock on a fully-diluted basis. Shareholders from Duriron and Durametallic will vote on the merger at their respective special meetings of shareholders each to be held on November 30, 1995. In 1994, Durametallic reported sales of $116.6 million and generated net earnings of $7.2 million.



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

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Capital Resources and Liquidity - Nine Months Ended September 30, 1995

    The Company's capital structure, consisting of long-term debt, deferred items and shareholders' equity, continues to enable the Company to finance short-and long-range business objectives. At September 30, 1995, long-term debt was 17.8% of the Company's capital structure, compared to 17.7% at December 31, 1994. Based upon a twelve month rolling average, the interest coverage ratio of the Company's indebtedness was 10.6 at September 30, 1995, compared with 7.2 for the twelve months ended December 31, 1994, reflecting the improvement in net earnings in 1995 over 1994.

    The return on average net assets was 11.6% based upon 1995 annualized results, compared to 9.1% at December 31, 1994. Annualized return on average shareholders' equity was 17.0%, compared to 12.9% at December 31, 1994. Increases in these returns reflect the Company's improved level of profitability.

    Capital spending in 1995 is expected to be approximately $11.0 million, compared with $9.9 million in 1994. The 1995 expenditures will be invested in equipment and process technology to enable the Company to further progress toward its goal of being the highest quality/lowest total cost producer in its market.

    The Company's liquidity position is reflected in a current ratio of 2.9 to 1 at September 30, 1995. This compares to 2.8 to 1 at December 31, 1994. Cash and cash equivalents increased to $19.6 million from $16.3 million at December 31, 1994. Cash in excess of current requirements was invested in high-grade, short-term securities. The Company currently has $22.3 million of lines of credit and $11.2 million available under domestic revolving credit agreements, and believes that available cash and these lines of credit arrangements will be adequate to fund operating and capital expenditure cash needs through the remainder of 1995.

    On September 11, 1995, the Company announced that it had reached a definitive agreement to merge with Durametallic Corporation. Durametallic, a privately held corporation headquartered in Kalamazoo, Michigan, is a leading manufacturer of mechanical seals and sealing systems. The agreement is subject to approval by the shareholders of both companies. The Joint Proxy Statement/Prospectus describing this transaction was mailed to shareholders of both Companies on October 30, 1995 and is on file with the Securities and Exchange Commission. Under the terms of the agreement, Duriron will acquire Durametallic through a planned $150.0 million tax-free exchange of common stock on a fully-diluted basis. Shareholders from Duriron and Durametallic will vote on the merger at their respective special meetings of shareholders to each be held on November 30, 1995. In 1994, Durametallic reported sales of $116.6 million and generated net earnings of $7.2 million.

Results of Operations - Nine Months Ended September 30, 1995

    Net sales for the nine months ended September 30, 1995 were a record of $290.7 million, compared to record net sales of $255.5 million for the same period in 1994. The 13.8% increase in net sales reflects strong global shipments including North American, European and Asia Pacific, strengthening of the European currencies against the U.S. dollar and the acquisition of Sereg Vannes which occurred in May of 1994. The Company's sales mix contains both major project activity and high levels of maintenance and replacement orders. Foreign contributions to consolidated net sales were 34.1% and 30.6% for the nine month periods ended September 30, 1995 and 1994, respectively. The increase in foreign contributions reflects the impact of the Sereg Vannes acquisition and strengthening of the European currencies against the U.S. dollar. Total net sales to foreign customers including export sales from the U.S. were 39.9% and 37.9% for the first nine months of 1995 and 1994, respectively.

    Record incoming business of $313.1 million for the first nine months of 1995 exceeded incoming business of $251.5 million during the same period in 1994 by 24.5%. The 1995 incoming business level reflected strong activity throughout the global organization, strengthening of European currencies against the U.S. dollar, the acquisition of Sereg Vannes which occurred in May of 1994 and the impact of moderate price increases. Asia Pacific incoming business which doubled and European incoming business which increased over 30% were particularly strong during the first nine months of 1995 compared with 1994. Backlog at September 30, 1995 was $88.6 million, compared with a backlog of $67.6 million at December 31, 1994.

    The gross profit margin was 37.6% for the nine months ended September 30, 1995. This compares to 37.0% for the same period in 1994. The improvement in the gross profit margin reflects the positive effects of price increases, improvements in burden absorption related to higher levels of plant utilization and the continuing positive effects of cost reduction and productivity improvement programs throughout the Company. Partially offsetting these were one-time start-up problems with the installation of a new computer system at Valtek International in Springville, Utah which resulted in unfavorable variances of approximately $1.5 million during the third quarter of 1995. The problems, related primarily to transition and training issues, are not expected to recur.

    Selling and administrative expenses as a percentage of net sales for the nine months ended September 30, 1995 were 23.6%, compared to 24.6% for the same period in 1994. The decrease in expense as a percentage of net sales is consistent with the Company's plan to further leverage expense in 1995 while continuing to invest in the development and growth of international operations. Selling and administrative expense in dollars increased between periods due predominately to consolidation of Sereg Vannes, strengthening of the European currencies against the U.S. dollar and general wage increases.

    Research, engineering and development expense was $6.4 million for the first nine months of 1995, compared with $7.1 million for the same period in 1994. The decrease in expense reflects completion in 1994 of many of the Company's cellular manufacturing programs. The majority of the change in expense, categorized as research, engineering and development in 1994, has been redirected to cost of sales and selling and administrative expense categories.

    Other expense was $1.6 million for the nine month period ended September 30, 1995, compared to $1.6 million for the same period in 1994. The 1995 expense included higher levels of incentive compensation expense and severance costs associated with personnel reductions in the Company's European operations. The 1994 expense included unusually high foreign currency losses which were generated when foreign currency contracts to hedge the anticipated business transactions for the second half of 1994 were closed in the third quarter of 1994.

    The effective tax rate for the first nine months of 1995 was 37.0%, compared with 37.5% in 1994. The reduction in the tax rate from 1994 reflects the utilization of tax loss carryforwards in the Company's Asia Pacific and European operations.

    Net earnings for the nine month period ended September 30, 1995 were a record $18.6 million, or $.97 per share, which compares to 1994 earnings of $12.4 million, or $.65 per share. The 50.3% increase in profits resulted from improved global business levels which led to stronger North American and European profits and the generation of profits in the Asia Pacific operation.

Results of Operations - Three Months Ended September 30, 1995

    Net sales for the three months ended September 30, 1995 were a record $100.0 million, compared to net sales of $91.8 million for the same period in 1994. The 9.0% increase in net sales reflects strong global shipments and strengthening of the European currencies against the U.S. dollar. The sales mix contains both major project activity and high levels of maintenance and replacement orders. Foreign contributions to consolidated net sales were 33.4% and 33.0% for the three month periods ended September 30, 1995 and 1994, respectively. The increase in foreign contributions reflects the strengthening of the European currencies against the U.S. dollar. Net sales to foreign customers including export sales were 39.3% and 39.6% for the quarters ended September 30, 1995 and 1994, respectively.

    Incoming business of $106.1 million was a third quarter record. It exceeded incoming business of $85.6 million during the same period in 1994 by 24.0%.
The 1995 incoming business level reflected strong activity throughout the global organization, strengthening of European currencies against the U.S. dollar and the impact of moderate price increases. Asia Pacific incoming business which doubled and European incoming business which increased over 35% were particularly strong during the third quarter of 1995 compared with 1994. Backlog at September 30, 1995 was $88.6 million, compared with a backlog of $67.6 million at December 31, 1994.

    The gross profit margin was 36.8% for the three months ended September 30, 1995. This compares to 36.8% for the same period in 1994. The third quarter 1995 gross profit margin reflects the positive effects of price increases which were partially offset by unfavorable burden absorption due to standard third quarter vacation and European holiday schedules. In addition, one-time start-up problems with the installation of a new computer system at Valtek International in Springville, Utah resulted in unfavorable variances of approximately $1.5 million during the third quarter of 1995. The problems, related primarily to transition and training issues, are not expected to recur.

    Selling and administrative expenses as a percentage of net sales for the quarter ended September 30, 1995 were 23.5%. This compares to 24.1% for the same period in 1994. The decrease in expense as a percentage of net sales is consistent with the Company's plan to further leverage expense in 1995 while continuing to invest in the development and growth of international operations. Selling and administrative expense in dollars increased between periods due predominately to the strengthening of the European currencies against the U.S. dollar and an increase in general wage expense.

    Research, engineering and development expense was $2.2 million for the quarter ended September 30, 1995, compared with $2.3 million for the same period in 1994. The decrease in expense reflects completion in 1994 of many of the Company's cellular manufacturing programs. The majority of the change in expense, categorized as research, engineering and development in 1994, has been redirected to cost of sales and selling and administrative expense categories.

    Other income was $.8 million for the three month period ended September 30, 1995, compared to other expense of $.8 million for the same period in 1994.
The third quarter 1995 other income includes higher levels of royalty income, interest income and foreign currency gains than the comparable period in 1994. In addition, the 1994 expense included unfavorable currency losses of $.8 million which occurred when foreign currency contracts to hedge the anticipated business transactions for the second half of 1994 were closed in the third quarter of 1994.

    The effective tax rate for the quarter ended September 30, 1995 was 36.9%, compared with 37.5% in 1994. The reduction in the tax rate from 1994 reflects the utilization of tax loss carryforwards in the Company's Asia Pacific and European operations.

    Net earnings for the third quarter ended September 30, 1995 were a record $6.9 million, or $.36 per share. Third quarter 1995 earnings exceeded third quarter 1994 earnings of $4.6 million, or $.24 per share, by 49.1%. The increase in profits resulted from improved global business levels which led to stronger North American and European profits and the generation of profits in the Asia Pacific operation. Net earnings for future quarters of 1995 and thereafter are uncertain and dependent on general worldwide economic conditions in the Company's major markets and their strong impact on the level of incoming business activity.

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

ITEM 4   Not Applicable During Reporting Period

ITEM 5   Not Applicable During Reporting Period

ITEM 6   Exhibits and Reports on Form 8-K

         (a)    The following exhibit is included herein:

                          27  Financial Data Schedule

         (b) The Company filed a Current Report on Form 8-K on September 11, 1995 (the "Report"). The Report contained a copy of a press release issued by the Company that day. In that press release, the Company announced its definitive agreement to acquire Durametallic Corporation through a planned $150 million tax-free exchange of common stock, subject to shareholder approval of both companies. No financial statements were filed with the Report.

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

         4.4     Lease agreement, indenture of mortgage and
                 agreement, lessee guaranty agreement, and
                 letter of representation and indemnity
                 agreement, all dated as of December 1, 1983
                 and executed in connection with the Industrial
                 Development Revenue Bonds (1983 The Duriron
                 Company, Inc. Project), Erie Company,
                 New York Industrial Development Agency
                 were filed with the Commission as Exhibit
                 4.4 to the Company's Report on Form 10-K
                 for the year ended December 31, 1983...............                              *

         4.5     Form of Rights Agreement dated as of August 1,
                 1986 between The Duriron Company, Inc. and Bank
                 One, Indianapolis, National Association, as
                 Rights Agent was filed as an Exhibit to the
                 Company's Form 8-A dated August 13, 1986...........                              *

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

                                                                                      LOCATED AT
                                                                                       MANUALLY
                                                                                     NUMBERED PAGE
                                                                                     -------------
(10)     MATERIAL CONTRACTS:  (See Footnote "a")

         10.1    The Duriron Company, Inc. Incentive Compensation
                 Plan (the "Incentive Plan") for Key Employees
                 as amended and restated effective January 1, 1994
                 was filed as Exhibit 10.1 to Company's Annual Report
                 on Form 10-K for the year ended December 31,
                 1993.........................................................                *

         10.2    The Duriron Company, Inc. Supplemental Pension
                 Plan for Salaried Employees was filed with the
                 Commission as Exhibit 10.4 to the Company's
                 Annual Report on Form 10-K for the year ended
                 December 31, 1987............................................                *

         10.3    The Duriron Company, Inc. Deferred Compensation
                 Plan for Directors was filed as Exhibit 10.5
                 to the Company's Annual Report on Form 10-K for the
                 year ended December 31, 1987.................................                *

         10.4    Form of Employment Agreement between The Duriron
                 Company, Inc. and each of the current officers was
                 filed as Exhibit 10.4 to the Company's Annual Report.
                 on Form 10-K for year ended December 31, 1992................                *

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

         10.10   The Duriron Company, Inc. 1989 Restricted Stock
                 Plan (the "Restricted Stock Plan") as
                 amended and restated effective April 23, 1991,
                 was filed as Exhibit 10.12 to the Company's
                 Annual Report on Form 10-K for the year
                 ended December 31, 1991 ..............................                       *

         10.11   The Duriron Company, Inc. Retirement Compensation
                 Plan for Directors was filed as Exhibit 10.15 on
                 the Company's Annual Report to Form 10-K for the
                 year ended December 31, 1988........................                         *

         10.12   The Company's Employee Protection Plan (which
                 provides severance benefits for certain employees
                 after a change of control of the Company) was
                 filed as Exhibit 10.15 to the Company's Annual
                 Report on Form 10-K for the year ended
                 December 31, 1989.......................................                     *

         10.13   The Company's Benefit Equalization Pension Plan
                 was filed as Exhibit 10.16 to the Company's Annual
                 Report on Form 10-K for the year ended December 31,
                 1989.........................................................                *

                                                                                      LOCATED AT
                                                                                       MANUALLY
                                                                                     NUMBERED PAGE
                                                                                     -------------
         10.14   The Company's Equity Incentive Plan for
                 Officers was filed as Exhibit 10.20 to the Company's
                 Annual Report on Form 10-K for the year ended
                 December 31, 1990.......................................                    *

         10.15   Supplemental Pension Agreement between the
                 Company and William M. Jordan dated
                 January 18, 1993 was filed as Exhibit 10.15
                 to the Company's Annual Report on Form 10-K
                 for the year ended December 31, 1992...............                         *

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

         10.19   Amendment #1 to amended and restated
                 1989 Restricted Stock Plan was filed as Exhibit
                 10.20 to the Company's Annual Report on Form 10-K
                 for the year ended December 31, 1992 ..............                         *

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

         10.22   Employment Agreement between the Company
                 (through its Utah subsidiary, Valtek
                 Inc.) and Charles L. Bates dated March
                 24, 1987 was filed as Exhibit 4 to the
                 Company's Report on Form 8-K dated
                 April 6, 1987..............................................                 *

         10.23   Amendment #1 to the first Master Benefit Trust
                 Agreement dated October 1, 1987 was filed as
                 Exhibit 10.24 to the Company's Annual Report
                 on Form 10-K for the year ended December 31,
                 1993.........................................................               *

         10.24   Amendment #2 and Amendment #3 to Equity
                 Incentive Plan was filed as Exhibit 10.25 to the
                 Company's Annual Report on Form 10-K for the
                 year ended December 31,1993.........................                        *

         10.25   Amendment #2 to said First Master Benefit Trust
                 Agreement..................................................                 *

         10.26   First Amendment to said Second Master Benefit
                 Trust was filed as Exhibit 10.26 to the Company's
                 Annual Report on Form 10-K for the year
                 ended December 31, 1994............................                         *

         10.27   Amendment #2 to said 1989 Restricted Stock Plan,
                 as amended and restated, was filed as Exhibit 10.27
                 to the Company's Annual Report on Form 10-K for
                 the year ended December 31, 1994.....................                       *


         27      Financial Data Schedule

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





                                        THE DURIRON COMPANY, INC.
                                        (Registrant)




                                        /Bruce E. Hines/
                                        ----------------------------
                                        Bruce E. Hines
                                        Senior Vice President
                                        Chief Administrative Officer





Date:  November 9, 1995
-----------------------