Form 10-K405
period 1995-12-31
DURIRON CO INC
filed 1996-02-28
CIK 30625

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended                             Commission file number
       December 31, 1995                                          0-325

                            THE DURIRON COMPANY, INC.
             (Exact name of registrant as specified in its charter)

              New York                                    31-0267900
    (State or other jurisdiction                       (I.R.S. Employer
 of incorporation or organization)                    Identification No.)

      3100 Research Boulevard                                45420
            Dayton, Ohio                                  (Zip Code)
       (Address of Principal
         Executive Offices)

Registrant's telephone number, including area code:  (513) 476-6100

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

                          Yes /checkmark/        No / /
                                   (Continued)

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                   /checkmark/

         At close of business on February 15, 1996:
                  Number of Shares of Common Stock,
                           $1.25 par value, outstanding .................                  24,427,973
                  Aggregate market value of shares of Common
                           Stock, $1.25 par value, held by
                           nonaffiliates of the Company .................                $583,769,664

                           INDEX TO EXHIBITS at page 54 of this Report

                              --------------------


                       DOCUMENTS INCORPORATED BY REFERENCE

         1. The Duriron Company, Inc. Proxy Statement for its 1996 Annual Meeting of Shareholders to be held on April 25, 1996 (the "Proxy Statement"). Definitive copies of the Proxy Statement will be filed with the Commission within 120 days of the end of the Company's most recently completed fiscal year. Only such portions of the Proxy Statement as are specifically incorporated by reference under Part III of this Report shall be deemed filed as part of this Report.

                              --------------------

                                     PART I

ITEM 1.           BUSINESS

                  The Duriron Company, Inc. was incorporated under the laws of the State of New York on May 1, 1912. All references herein to the "Company" or "Duriron" refer collectively to The Duriron Company, Inc. and its subsidiaries, unless otherwise indicated by the context.

                  On November 30, 1995, the Company acquired Durametallic Corporation ("Durametallic") in a tax-free exchange of common stock valued at $150 million under the terms of the acquisition agreement. The Company issued approximately 5.4 million new shares of common stock to complete this exchange and thereby acquired this manufacturer of mechanical seals and sealing system products. The transaction was accounted for as a pooling of interests, and the Company's prior financial statements were restated to incorporate Durametallic's financial results. Accordingly, all subsequent references to the Company also include Durametallic, unless the context clearly requires otherwise.

                  Duriron is principally engaged in the design, manufacture and marketing of fluid handling equipment, primarily pumps and valves and mechanical seals for industries that utilize difficult to handle and often corrosive fluids in manufacturing processes. The Company specializes in the development of precision-engineered equipment that is capable of withstanding the severely deteriorating effects associated with the flow of acids, chemical solutions, slurries and gases.

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

                  The Company operates primarily in one business segment, fluid movement and control equipment (primarily pumps, valves, mechanical seals and related equipment). Included in Note 19 of the Financial Statements provided as part of Item 8 of this Report and incorporated herein by this reference, is information concerning the Company's revenues, operating profit and identifiable assets by geographic area for each year in the three-year period ended December 31, 1995. With respect to a majority of its products, the Company's domestic operations supply each other and the Company's foreign manufacturing subsidiaries with components and subassemblies.

         PRODUCTS

                  The Company's principal fluid movement and control equipment products are pumps, valves, mechanical seals and related equipment, marketed primarily under the trademarks "Durco," "Atomac," "Valtek," "Automax," "Accord," "Kammer," "Mecair," "Sereg," "Durametallic," "Dura Seal," "Pac-Seal" and "Metal Fab." In many manufacturing processes, fluids must be moved by pumps, and flow must be controlled by valves. The Company's pumps, valves and mechanical seals are designed to withstand the corrosive nature of the fluids and the varying temperatures and pressures under which manufacturing processes occur.

                  The Company manufactures, under the Durco trade name, several lines of centrifugal pumps, including metallic and non-metallic pumps, varying in size, capacity, material components and sealant specifications. Durco pumps are used primarily to move liquids during processing activities as well as in auxiliary services such as waste removal, water treatment and pollution control. Critical elements in pump selection include the nature and volume of the fluids to be handled, the height and distance the fluids are to be moved, the temperature and pressure at which they are to flow, the presence of stray elements or particles, and the toxicity of the fluids. The Company also manufactures several lines of metering pumps under the Durco trade name which are generally used to inject measured quantities of additives or catalysts into a process stream.

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

                  The Company's mechanical seals and sealing systems are used to prevent the leakage of process fluids along the rotating shaft of industrial pumps, mixing equipment and miscellaneous other rotating equipment used in moving and otherwise handling process fluids during manufacturing operations. Certain types of these mechanical seals and sealing systems, which are marketed under the "Durametallic" and "Dura Seal" trade names, are used within the centrifugal pumps manufactured by the Company. Durametallic mechanical seals include a spring loaded design and a welded metal bellows design which both offer fluid sealing protection while rotating with the shaft of pumps, mixers and similar equipment in industrial operations. Mechanical seals sold under the "Pac-Seal" trademark are primarily used in water pumps and other non-corrosive applications.

                  Finally, the Company also manufactures filtration products and related spare parts under the Durco trade name and specialty welded metal bellows products under the "Metal Fab" trade name.

         MARKETING AND DISTRIBUTION

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

                  Automax and Atomac products are distributed with Durco manual valves by Company sales personnel and through a network of independent stocking distributors. The Company's sales force provides training and technical assistance to the Company's independent distributors, who also participate in periodic training programs relating to Company products and customer applications.

                  Durametallic and Pac-Seal products are sold through a combination of direct sales personnel who specialize only in these products and by independent sales representatives or distributors. The Company maintains branch and service center facilities in the U.S. at the following locations which specialize in Durametallic and Pac-Seal products: Baton Rouge, Louisiana, Carson, California; Posen, Illinois; Bridgeport, New Jersey; Matthews, North Carolina; Cincinnati, Ohio; Houston, Texas; and Vancouver, Washington. Durametallic products are also marketed internationally through sales offices in almost sixty (60) countries. The Company also markets Durametallic products through foreign subsidiaries including operations established in Argentina, Canada, Belgium, Mexico, Brazil, Australia, New Zealand and Singapore. The Company maintains joint ventures in India, Korea, Saudi Arabia and Malaysia to manufacture and sell mechanical seals utilizing Durametallic product technology within those countries.

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

                  The Company maintains a subsidiary, Davco Equipment Inc., to market its Durco pumps, Durco quarter-turn valves, Automax actuators and Valtek control valves directly and on a consolidated basis through employees of this subsidiary to customers in the Freeport, Texas, area. Formerly, the Company had marketed these varying product lines through a variety of specialized independent distributors and employees.

                  The Company's international sales include domestic export sales and sales by the Company's foreign subsidiaries. Duriron Canada Inc., headquartered in Woodbridge, Ontario, manufactures and sells Durco pumps and valves throughout eastern Canada. S.A. Durco Europe N.V. is headquartered in Brussels, Belgium. This subsidiary manufactures pumps and valves in its Petit Rechain, Belgium, facility and maintains selling organizations in Europe and sales representatives in the Middle East. Atomac, of Ahaus, Germany, and a division of Durco GmbH, engages in the manufacture and sale of lined ball valves and associated equipment. The Company further maintains subsidiaries in the United Kingdom, Italy, Spain, The Netherlands and France to provide sales and service of Durco products in these countries.

                  A Singapore subsidiary, Durco Valtek (Asia Pacific) Pte. Ltd., services and prepares pumps, quarter-turn valves and control valves for sale in the Asian market in a recently expanded facility.

                  An Italian subsidiary of the Company manufactures actuators sold in the U.S. under the Automax trade name and elsewhere under the "Mecair" trade name. The Company worked to standardize such worldwide marketing under the Automax trade name over 1995.

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

                  The Company maintains a strategic alliance agreement with A. Ahlstrom, a Finnish company with significant world-wide sales to the pulp and paper industry, to permit A. Ahlstrom to market and sell Durco pumps to this industry. The Company also maintains an alliance with

Elsag Bailey to market and sell Valtek control valves as part of the computer-based process control systems of Elsag Bailey.

                  The Company also owns Sereg Vannes, S.A., a French company which manufactures control valve product offerings for distribution in France and other locations.

         BACKLOG

                  The Company's backlog of orders was approximately $101.4 million, $78.2 million, and $69.7 million at December 31, 1995, 1994 and 1993, respectively. Nearly all current backlog is expected to be shipped within the next 12 months. Sales of the Company's products are not normally subject to material seasonal fluctuations. Almost all of the Company's customers are in the private sector, and the Company's backlog is thus not exposed to renegotiation in any significant way at the election of a government customer.

         COMPETITION AND CUSTOMERS

                  Based upon its analysis of trade association data and other marketing data, the Company considers itself a leading supplier of corrosion-resistant pumps, mechanical seals, valves, valve actuators and control valves to the basic U.S. chemical industry, with generally a lesser market share in other countries. No significant competitor of the Company manufactures pumps, valves and mechanical seals or has as its single primary market the basic chemical industry. However, the Company competes with companies which manufacture either pumps, valves or mechanical seals, portions of whose product lines are sold to the chemical process industries. The Company competes in general on the basis of product design and quality, materials expertise, delivery capability, price, application know-how, parts support and similar factors. The Company believes that it is, in the aggregate, strong in these areas. During 1995, no single customer or group of related customers accounted for more than 10% of sales.

         MANUFACTURING AND RAW MATERIALS

                  The Company is a vertically-integrated manufacturer. Certain of the corrosion-resistant castings for Company products are manufactured at its Dayton, Ohio, foundries, which include a highly automated precision foundry, plus resin shell, no bake and centrifugal foundries. Ductile iron, gray iron, steel and large alloy metal castings are purchased from outside sources. Other Company manufacturing locations machine castings to precise specifications and assemble Company products. The Company's commitment to Total Quality control procedures and cellular manufacturing technologies is key to the efficient and successful manufacture of its products.

                  The Company also produces most of its highly engineered corrosion resistant plastic parts for its pump and valve product lines. This includes rotomolding as well as injection and compression molding of a variety of fluorocarbon and other plastic materials.

                  Basic manufacturing raw materials are purchased from various foreign and domestic vendors. These materials include Teflon, nickel, chrome, molybdenum, high silicon pig iron, ferro silicon, fused silica, epoxy resins and fluorocarbon resins, tungsten carbide, silicon carbides and high grade tubing. In addition, bar stock, tubing, motors and other necessary equipment for inclusion in the Company's finished products are purchased from various suppliers. The supply of raw materials and components has been, in general, sufficient and available without significant delivery delays.

         RESEARCH AND DEVELOPMENT

                  The Company's research and development laboratories in Dayton, Ohio, Cookeville, Tennessee, Ahaus, Germany, Springville, Utah, and Kalamazoo, Michigan support the Company's manufacturing efforts by providing hydraulic test facilities for the Company's fluid movement and control products as well as facilities for the development of corrosion-resistant alloys and plastics.

                  The Company spent approximately $8.0 million, $8.6 million, and $7.8 million on Company sponsored research and development activities in 1995, 1994 and 1993, respectively. The expenditures were primarily for new product development.

         PATENTS, TRADEMARKS AND LICENSES

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

         PERSONNEL

                  At December 31, 1995, the Company employed approximately 3,900 persons, of whom about 2,600 were employed in the United States. Approximately 375 of the Company's employees, who are primarily located in the Company's pump, foundry and filtration operations, are represented by either the United Steel Workers of America or the International Union of Electronic, Electrical, Technical Salaried & Machine Workers. The Company believes, in general, that it has good relations with these unions and its nonunion employees. The Company's three year collective bargaining agreement with the United Steel Workers representing production workers at its pump and foundry operations in Dayton, Ohio expires in October, 1996.

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

ITEM 2.           PROPERTIES

                  The Company's headquarters and executive offices are located in Dayton, Ohio, at a leased site in the Miami Valley Research Park. This site encompasses approximately 40,000 square feet.

                  The location, size and products manufactured of the Company's principal manufacturing facilities are as follows:

                                                     Square                     Products
Location                                             Footage                    Manufactured
--------                                             -------                    ------------
Domestic:

Dayton, Ohio                                         600,000                    Castings and Durco pumps
Cookeville, Tennessee                                190,000                    Durco valves
Springville, Utah                                    140,000                    Valtek valves and actuators
Angola, New York                                      96,000                    Durco filters, filtration systems
                                                                                   and metering pumps
Springboro, Ohio                                      50,000                    Plastic components for pumps and
                                                                                   valves
Cincinnati, Ohio                                      35,000                    Automax actuators
Provo, Utah                                           30,000                    Valtek product components
Kalamazoo, Michigan                                  137,000                    Durametallic mechanical seals
Burr Ridge, Illinois                                  25,000                    Pac-Seal mechanical seals
Ormond Beach, Florida                                 40,000                    Metal Fab specialty welded metal
                                                                                   bellows

International:

Woodbridge, Ontario, Canada                           32,000                    Durco pumps and valves
Petit Rechain, Belgium                                65,000                    Durco pumps and valves
St. Thomas, Ontario, Canada                           13,000                    Durametallic mechanical seals
Edmonton, Alberta, Canada                             35,000                    Valtek valves and actuators
Melbourne, Australia                                  32,000                    Valtek valves and actuators
Ahaus, Germany                                        68,000                    Atomac valves
Essen, Germany                                        50,000                    Kammer valves and actuators
Cormano, Italy                                        35,000                    Automax actuators
Nova, Italy                                           44,000                    Automax actuators
Thiers, France                                        33,000                    Valtek Sereg valves and actuators
Tlaxcala, Mexico                                      18,000                    Durametallic mechanical seals
Sao Paulo, Brazil                                     12,000                    Durametallic mechanical seals
Gent, Belgium                                         21,500                    Durametallic mechanical seals
Auckland, New Zealand                                 19,000                    Durametallic mechanical seals
Singapore                                             12,000                    Durametallic mechanical seals


                  All manufacturing facilities are owned with the exception of the Cookeville, Tennessee, facility, the Cincinnati, Ohio, facility, the Springboro facility, the Burr Ridge, Illinois facility, the Melbourne, Australia, facility, the Italian facilities, the Gent facility and a portion of the Brazilian site and the Angola, New York, facility. The Company also leases space for district sales offices and service centers throughout the United States, Canada, Europe, and Asia.

                  On the average, the Company utilizes roughly 85% of its manufacturing capacity, although there is a variation in usage rate among the facilities. The Company could, in general, increase its capacity through the purchase of new or additional manufacturing equipment without obtaining additional facilities.

ITEM 3.           LEGAL PROCEEDINGS

                  Although the Company is involved in litigation arising from its business operations, there are no legal proceedings involving the Company which management believes are likely to have a material adverse impact on the Company. For further information about such litigation, please see Footnote #11, entitled "Contingencies," in the Company's "Financial Statements and Supplementary Data" set forth in Item 8. Such footnote is incorporated herein by reference.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  On November 30, 1995, a special meeting of shareholders of the Company was held. At this meeting, shareholders approved the Company's "Agreement and Plan of Merger" with Durametallic. The vote was 15,345,795 votes for, 53,403 votes against, and 956,954 abstentions or non votes. Shareholders also approved an amendment to the Company's Certificate of Incorporation which increases the authorized common stock from 30 to 60 million. The vote on this issue was 15,888,394 votes for, 430,250 votes against and 37,507 abstentions or non votes.

                                     PART II


ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS


MARKET INFORMATION

         The common stock of the Company (DURI) is traded in the Over-the-Counter market and quotations are supplied by the National Association of Securities Dealers through NASDAQ's National Market System.

         In January 1996, Transfer Agent records showed 2,380 shareholders of record. Based on these records plus requests from brokers and nominees listed as shareholders of record, the Company estimates there are approximately 7,000 shareholders of its common stock. During 1995, the Company paid a dividend of eleven and one-half cents per share each calendar quarter, and in 1994, a dividend of ten and one-half cents per share was paid each calendar quarter.

         On February 9, 1996, a 13% dividend increase was declared which will raise the quarterly dividend to 13 cents per share.

                         Price Range of Duriron Common Stock
                              (high/low closing prices)

                                    1995                       1994
                                    ----                       ----
1st Quarter                  $20.50/$17.25              $19.83/$14.83
2nd Quarter                  $23.50/$20.63              $18.00/$14.50
3rd Quarter                  $29.88/$22.38              $18.75/$15.00
4th Quarter                  $29.25/$22.88              $18.25/$15.63

Prices have been restated to reflect the March 25, 1994 stock dividend which had the effect of a three-for-two stock split.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA(a)
(dollars in thousands except for per share data)

ITEM 6
Results of Operations                                   1995           1994            1993         1992         1991
--------------------------------------------------------------------------------------------------------------------------
Net sales                                             $532,726       $460,507       $ 421,838    $ 403,984     $ 397,227
Cost of sales                                         $317,306       $275,077       $ 249,779    $ 240,414     $ 234,282
Gross profit margin                                   $215,420       $185,430       $ 172,059    $ 163,570     $ 162,945
Selling and administrative expense                    $137,346       $125,081       $ 114,679    $ 107,611     $ 100,052
Research, engineering and
    development expense                               $ 14,972       $ 14,913       $  13,872    $  13,396     $  15,074
Restructuring expense                                     --             --              --      $   5,965          --
Interest expense                                      $  5,179       $  4,901       $   4,552    $   3,981     $   4,234
Other expense, net                                    $  2,759       $  1,964       $   2,887    $     623     $   1,431
Merger transaction expenses                           $  5,042           --              --           --            --
Earnings before income taxes                          $ 50,122         38,571       $  36,069    $  31,994     $  42,154
Provision for income taxes                            $ 19,450       $ 14,175       $  14,378    $  12,201     $  16,326
Earnings from continuing operations                   $ 30,672         24,396       $  21,691    $  19,793     $  25,828
Loss on discontinued operation                            --             --         $  (2,938)   $    (259)    $    (340)
Cumulative effect of change in
    accounting principle                                  --             --         $    (945)   $ (26,899)         --
Net earnings (loss)                                   $ 30,672 (b)   $ 24,396       $  17,808    $  (7,365)    $  25,488

Average shares outstanding                              24,737         24,711          24,709       24,698        25,173
    (thousands)
Net earnings (loss) per share                         $   1.24 (b)   $   0.99       $    0.72    $   (0.30)    $    1.01
Dividends paid                                        $   0.44       $   0.41       $    0.38    $    0.37     $    0.34
    (on shares outstanding)

Incoming business                                     $555,241       $466,398       $ 420,548    $ 415,164     $ 391,484
Ending backlog                                        $101,407       $ 78,169       $  69,723    $  73,612     $  62,996
--------------------------------------------------------------------------------------------------------------------------
Performance Ratios (as a percent of net sales)
--------------------------------------------------------------------------------------------------------------------------
Cost of sales                                             59.6%          59.7%           59.2%        59.5%         59.0%
Gross profit margin                                       40.4%          40.3%           40.8%        40.5%         41.0%
Selling and administrative                                25.8%          27.2%           27.2%        26.6%         25.2%
Research, engineering and
    development                                            2.8%           3.2%            3.3%         3.3%          3.8%
Earnings before income taxes                               9.4%           8.4%            8.6%         7.9%         10.6%
Net earnings (loss)                                        5.8% (b)       5.3%            4.2%        -1.8%          6.4%
--------------------------------------------------------------------------------------------------------------------------
Financial Condition
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                             $ 19,434       $ 19,625       $  26,253    $  20,521     $  24,705
Working capital                                       $135,000       $114,417       $ 108,801    $  97,528     $ 100,738
Net property, plant and equipment                     $103,723       $102,935       $  93,732    $  97,667     $  87,393
Intangibles and other assets                          $ 66,928       $ 54,382       $  46,112    $  50,877     $  23,400
Total assets                                          $395,373       $344,266       $ 314,508    $ 319,251     $ 282,205
Capital expenditures                                  $ 13,317       $ 14,363       $  12,096    $  18,140     $  19,474
Depreciation and amortization                         $ 19,093       $ 18,313       $  16,926    $  15,123     $  13,183
Long-term debt                                        $ 51,756       $ 42,998       $  35,285    $  42,482     $  28,722
Postretirement benefits and other
    deferred items                                    $ 58,123       $ 54,383       $  51,508    $  50,183     $  11,707
Shareholders' equity                                  $195,772       $174,353       $ 161,852    $ 153,407     $ 171,102
--------------------------------------------------------------------------------------------------------------------------
Financial Ratios
--------------------------------------------------------------------------------------------------------------------------
Return on average
    shareholders' equity                                  16.6% (b)      14.5%           11.3%        -4.5%         15.5%
Return on average net assets                              11.5% (b)      10.4%            8.1%        -2.1%         13.1%
Debt ratio                                                16.9%          15.8%           14.2%        17.3%         13.6%
Current ratio                                              2.5            2.6             2.7          2.3           2.4
Interest coverage ratio                                   10.7            8.9             8.9          9.0          11.0
Cash dividends as a percent of
    beginning shareholders' equity                         6.2%           6.1%            6.1%         5.4%          5.2%
Book value (on shares outstanding)                    $   8.02       $   7.16       $    6.55     $   6.26     $    6.99
--------------------------------------------------------------------------------------------------------------------------

(a) Historical financial information has been restated to reflect the merger with Durametallic under the pooling of interests method of accounting. See
    Note 3 to Consolidated Financial Statements.

(b) Net earnings for the year ended December 31, 1995 were $35.1 million, or $1.42 per share, excluding transaction expenses of $4.4 million after tax, or $.18 per share. See Note 3 to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         In November 1995, the Company merged with Durametallic Corporation, a global manufacturer of mechanical seals and sealing systems. Under the terms of the merger agreement, Duriron acquired Durametallic through the issuance of approximately 5.35 million shares in a tax-free exchange of common stock with Durametallic's shareholders. The acquisition, valued at $150 million under the merger agreement, was accounted for under the pooling of interests method of accounting which requires all financial data presented in this report to be restated for current and prior periods. See Note 3 to Consolidated Financial Statements for additional discussion on the acquisition.

         Net sales and earnings were at record levels in 1995 due to strong capital spending by the Company's process industries customers. Compared with 1994, restated net sales increased 15.7% to $532.7 million and restated net earnings increased 43.8% to $35.1 million, or $1.42 per share, excluding merger transaction expenses of $4.4 million. The merger with Durametallic was accretive to earnings by $.05 per share in 1995, excluding transaction expenses. The financial condition of the Company remained strong after the merger as reflected by a debt ratio of 16.9% and a cash balance of $19.4 million at December 31, 1995.

RESULTS OF OPERATIONS

         Net sales for 1995 of $532.7 million were at a record level for the ninth consecutive year reflecting increases of 15.7% over $460.5 million in 1994 and 26.3% over $421.8 million in 1993. The increase in sales in 1995 reflects strong capital spending in the global markets served by the Company particularly in North America, Europe and Asia-Pacific. The Company's sales mix contains both major project activity and high levels of maintenance and replacement orders. In addition, strengthening of the European currencies against the U.S. dollar, moderate price increases and strategic acquisitions favorably impacted reported net sales growth in 1995. The acquisitions favorably impacting 1995 sales were Durametallic's acquisition of Pac-Seal, a manufacturer of mechanical seals located in Burr Ridge, Illinois, in August of 1995 and Duriron's acquisitions of Sereg Vannes, a manufacturer of automatic control valves located in Thiers, France, in May of 1994. The 1994 sales compared with 1993 reflected stronger capital spending in the North American and Asian markets and a recovering European economy. Sales in 1993 were unfavorably impacted by weakness in the international marketplace during that period. In addition, the 1994 acquisition of Mecair SpA, a manufacturer of valve actuators located in Milan, Italy, and Sereg Vannes contributed to the 1994 sales growth.

         Incoming business for 1995 of $555.2 million was at a record level, up 19.1% over the previous year's record of $466.4 million in 1994 and up 32.0% over $420.5 million in 1993. The 1995 incoming business volume reflected aggressive capital spending by the worldwide process industries, strengthening of the European currencies against the U.S. dollar, moderate price increases and the impact of the aforementioned acquisitions. Asia-Pacific incoming business which doubled and European incoming business which increased over 30% were particularly strong throughout 1995. Strong incoming business in 1995 resulted in an ending backlog of

$101.4 million at December 31, 1995, an increase of $23.2 million over the 1994 ending backlog of $78.2 million.

         International subsidiary contributions to consolidated net sales were an historic high of 33.4% in 1995, compared to 30.5% and 25.4% in 1994 and 1993, respectively. The majority of international sales are distributed through the Company's international subsidiaries. Export sales from the United States were $27.1 million in 1995, compared to $27.1 million and $37.0 million in 1994 and 1993, respectively. Export sales were unusually high in 1993 due to shipment of the Malaysian liquified natural gas project from the Company's Valtek Incorporated subsidiary. Total net sales to international customers, as a percentage of net sales, were a record 38.5% in 1995, compared to 36.4% in 1994 and 34.1% in 1993. The improvement in international sales reflects the strength in the Asia-Pacific and European markets in 1995, strengthening of the European currencies and the acquisitions of Sereg Vannes and Mecair. The Company expects the percent of international sales contributions to consolidated net sales to increase in future years as management continues its strategic emphasis on international sales and market development in the Asia-Pacific region.

         Gross profit margins were 40.4% in 1995, compared with 40.3% and 40.8% in 1994 and 1993, respectively. The 1995 gross profit margin was favorably impacted by moderate price increases, improvements in burden absorption related to higher levels of plant utilization and the continuing positive effects of cost reduction and productivity improvement programs throughout the Company. Partially offsetting these were one-time start-up problems related to transition and training issues with the installation of a new computer system at Valtek International in Springville, Utah which resulted in unfavorable variances of $1.5 million during the third quarter of 1995. Valtek's fourth quarter 1995 gross profit margin was at its historical average level and Valtek's Customer Oriented Reengineering Program which is supported by the new computer system should have a favorable future impact on the gross profit margin. The 1993 gross profit margin was unusually high due to the positive impact of a planned reduction in inventories which favorably impacted the LIFO inventory pool resulting in earnings of $.08 per share. Pricing throughout the three year periods has been competitive, especially within the sealing systems and automatic control valve businesses, and is expected to remain competitive. The Company believes its emphasis on becoming the low total cost producer and continued emphasis on improving customer service will have a favorable impact on the gross profit margin in the future.

         Selling and administrative expenses as a percent of net sales were 25.8% in 1995, compared to 27.2% and 27.2% in 1994 and 1993, respectively. The leveraging of selling and administrative expense as a percent of net sales in 1995 compared with 1994 was planned. Selling and administrative expense in dollars increased in 1995 from 1994 due to continued development and growth of international markets, especially in the Asia-Pacific, the strength of the European currencies against the U.S. dollar, the acquisitions of Pac-Seal and Sereg Vannes and the impact of general wage increases. Selling and administrative expense in dollars increased in 1994 from 1993 due predominately to consolidation of the Mecair and Sereg Vannes expense. Excluding the 1994 acquisitions, selling and administrative expenses in 1994 were relatively flat with 1993 without Durametallic, but up slightly with Durametallic. The Company continues to invest resources in the development and growth of international operations. While this has increased selling and service costs at the expense of short-term profits, these programs are consistent with the Company's longer-range goals. The Company expects to further leverage selling and administrative expenses as a percent of net sales in 1996 through continued emphasis on cost containment.

         Research, engineering and development expenses (including research and development expenses reported in Note 15 to Consolidated Financial Statements) were $15.0 million in 1995, compared to $14.9 million and $13.9 million in 1994 and 1993, respectively. The spending level during 1995 reflects the Company's continued investment in new products and production processes. Research, engineering and development as a percent of net sales declined over the three year period because of a planned reduction of expenses in manufacturing engineering as the majority of the Company's transition to focused factory (cellular) programs has been implemented. The Company believes that continued investment in research, engineering and development will provide important new products and processes that will benefit its customers and shareholders in future years.

         Other expense was $2.8 million in 1995 compared to $2.0 and $2.9 million in 1994 and 1993, respectively. The increase in expense in 1995 reflects higher levels of incentive compensation expense related to the Company's long and short term incentive plans since the Company achieved record financial results and exceeded goals. In addition, severance costs associated with personnel reductions in the Company's European operations were recognized in 1995. The 1994 expense included unusually high foreign currency losses offset in part by a gain on the sale of a Durametallic service center facility. The 1993 expense included a $1.4 million write-off of impaired goodwill at Durametallic.

         Merger transaction expenses of $5.0 million pretax were recognized in 1995 as a result of the merger with Durametallic. Approximately $3.3 million of the expense was non-tax deductible and related to financial advisory, legal, accounting, printing and other related services associated with the merger. The remaining expense of $1.7 million was tax deductible and included severance fees for certain Durametallic management who elected to retire under Executive Severance Agreements assumed by the Company which became effective after the change in control.

         The Company discounts its postretirement health care and pension obligations using a 7.5% interest rate. The rate used to discount Durametallic's postretirement health care obligation was reduced in 1995 from 8.0% and the rates used to discount Duriron's postretirement health care and pension obligations were reduced from 8.0% in 1993. In addition, the Company in 1994 modified its postretirement health care benefit and pension plans. The net effect of the aforementioned plan changes increased the accumulated pension and postretirement health care obligations by less than 5% in aggregate.

         Effective January 1 1993, the Company adopted the principles of SFAS No. 112, "Employers' Accounting for Postemployment Benefits." Compliance with this standard resulted in a cumulative after tax loss of $.9 million, or $.04 per share, which represents the accumulated postemployment benefit obligation as of January 1, 1993. Compliance with SFAS No. 112 did not impact 1995 or 1994 earnings and is not expected to materially impact future earnings.

         The effective tax rate was 38.8% in 1995, compared to 36.8% and 39.9% in 1994 and 1993, respectively. The 1995 tax rate reflects the unfavorable impact of the non-tax deductible merger transaction expenses which had the effect of increasing the tax rate by 2.3%. The 1995 rate was favorably impacted by utilization of tax loss carryforwards generated within the Company's European and Asia-Pacific operations. The 1994 rate included the favorable impacts of the fourth quarter liquidation of a wholly owned foreign entity, utilization of tax loss carryforwards generated within the Company's European operations and resolution of a multi-year state tax issue. The 1993 tax rate reflects losses in the Company's foreign operations due to weak business conditions and non-tax deductible goodwill written-off by Durametallic.

         Record net earnings in 1995 reflect the third consecutive year of earnings improvement. Excluding merger fees of $4.4 million after tax, net earnings in 1995 improved 43.8% to $35.1 million, or $1.42 per share. This compares with $24.4 million, or $.99 per share, and $17.8 million, or $.72 per share in 1994 and 1993, respectively. The merger with Durametallic was accretive to earnings by $.05 per share in 1995 (excluding transaction expenses) and $.09 per share in 1994. Including merger transaction fees, record net earnings were still achieved at $30.7 million, or $1.24 per share. The increase in earnings resulted from improved global business conditions which led to stronger North American and European profits and the generation of profits in the Asia-Pacific operations and the Company's focus on controlling costs. Excluding the impact of the merger with Durametallic, earnings increased 53.9% to $26.4 million from previously reported 1994 earnings of $17.2 million as operating costs were effectively leveraged against the sales growth of 15.5%. Durametallic's earnings increased 19.7% to $8.7 million from previously reported 1994 earnings of $7.2 million. The 1994 earnings growth reflected general economic improvements from 1993 earnings which were depressed due to weakness in the European economy.

CAPITAL RESOURCES AND LIQUIDITY

         The Company's capital structure, consisting of long-term debt, deferred items and shareholders' equity, continues to enable the Company to finance short- and long-range business objectives. At December 31, 1995, long-term debt was 16.9% of the capital structure, compared to 15.8% and 14.2% at December 31, 1994 and 1993, respectively. The increase in long-term debt in 1995 from 1994, both as a percent of the capital structure and in absolute dollars, resulted from the acquisition of Pac-Seal which was partially funded through external borrowings, but it was partially offset by scheduled debt repayments.

         The return on average net assets was 11.5% including merger transaction expenses (13.0% excluding the merger transaction expenses). This compares to 10.4% in 1994 and 8.1% in 1993. In 1995, return on average shareholders' equity was 16.6% (19.0% excluding merger transaction expenses), compared to 14.5% in 1994 and 11.3% in 1993. The change in the returns resulted from the improvements in profitability over the three year period resulting from strong business conditions and focus on cost management. Management continues to focus on improving its performance in these areas.

         Capital expenditures in 1995 were $13.3 million, compared to $14.4 million and $12.1 million in 1994 and 1993, respectively. The 1995 expenditures were invested in equipment and process technology to enable the Company to further progress toward its goal of being the highest quality and lowest total cost producer in its market. In addition to manufacturing equipment, the 1994 expenditures included improved information systems associated with Valtek's Customer Oriented Reengineering Program. The planned 1996 expenditures, expected to be approximately

$17.5 million, will be invested in new and replacement products, international market development and general manufacturing equipment upgrades.

         Cash and cash equivalents were $19.4 million, compared to $19.6 million and $26.3 million at December 31, 1994 and 1993, respectively. Cash flow from operations over the past three years enabled the Company to fully fund all capital expenditures, debt repayments and dividend payments and to partially fund the acquisitions of Pac-Seal, Sereg Vannes and Mecair. Cash in excess of current requirements was invested in high-grade, short-term securities. Cash and amounts available under borrowing arrangements will be adequate to fund operating needs and capital expenditures through the coming year.

         The Company's liquidity position is reflected in a current ratio of 2.5 to 1 at December 31, 1995. This compares to 2.6 to 1 and 2.7 to 1 at December 31, 1994 and 1993, respectively. Working capital increased to $135.0 million in 1995, compared to $114.4 million and $108.8 million in 1994 and 1993, respectively. Working capital as a percent of net sales was 25.3%, compared to 24.8% and 25.8% for 1994 and 1993, respectively.


                                  NET SALES

                                  $ Millions


       1991            1992            1993            1994            1995
      ------          ------          ------          ------          ------
      $397.2          $404.0          $421.8          $460.5          $532.7


1995 reflects the ninth consecutive year of record sales.

                              INCOMING BUSINESS

                                  $ Millions


       1991            1992            1993            1994            1995
      ------          ------          ------          ------          ------
      $391.5          $415.2          $420.5          $466.4          $555.2

Record 1995 incoming business increased 19% over 1994.



                EARNINGS PER SHARE FROM CONTINUING OPERATIONS

       1991            1992            1993            1994            1995*
      ------          ------          ------          ------          ------
       1.03            0.80            0.88            0.99            1.42

Record 1995 earnings reflect the third consecutive year of improvements.
*  Excludes merger transaction expenses


                              CAPITAL STRUCTURE

                                  $ Millions

                        1991           1992            1993        1994         1995
                       ------         ------          ------      ------       ------
Total Capital        $ 211.5       $  246.1           248.6      $271.7       $305.7

Long-term debt          13.6%         $17.3%          $14.2%       15.8%        16.9%
Shareholders' Equity    80.9%          62.3%           65.1%       64.2%        64.1%
Deferrals                5.5%          20.4%           20.7%       20.0%        19.8%

Capital structure provides financial flexibility to finance short-and-long range business objectives.


                         RETURN ON AVERAGE NET ASSETS

                (based on earnings from continuing operations)

       1991           1992            1993         1994          1995*
      ------         ------          ------       ------        ------
       13.2%          9.4%            9.6%         10.4%         13.0%

Return on net assets reflects improvements in profitability over the past three years.

* Excludes merger transaction fees




                         WORKING CAPITAL/CURRENT RATIO

                                  $ Millions

                     1991           1992            1993         1994         1995
                    ------         ------          ------       ------       ------
Current Ratio          2.4           2.3              2.7          2.6          2.5
Working Capital     $100.7        $ 97.5           $108.8       $114.4       $135.0

Current ratio remains strong as working capital increases.



<Capital>
                    RETURN ON AVERAGE SHAREHOLDERS' EQUITY

                (based on earnings from continuing operations)

       1991           1992           1993         1994        1995*
      ------         ------         ------       ------      ------

      15.7%           12.2%          13.8%       14.5%        19.0%

1995 return on average shareholders' equity reflects record earnings.
*  Excludes merger transaction fees


ITEM 8             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENT OF INCOME
(dollars in thousands except per share data)

Years ended December 31,                                                       1995              1994              1993
-----------------------------------------------------------------------------------------------------------------------------

Net sales                                                                      $532,726          $460,507           $421,838

-----------------------------------------------------------------------------------------------------------------------------

Costs and expenses:
         Cost of sales                                                          317,306           275,077            249,779
         Selling and administrative                                             137,346           125,081            114,679
         Research, engineering and development                                   14,972            14,913             13,872
         Interest                                                                 5,179             4,901              4,552
         Other, net                                                               2,759             1,964              2,887
         Merger transaction expenses                                              5,042           --                --
-----------------------------------------------------------------------------------------------------------------------------
                                                                                482,604           421,936            385,769
-----------------------------------------------------------------------------------------------------------------------------

Earnings before income taxes                                                     50,122            38,571             36,069
Provision for income taxes                                                       19,450            14,175             14,378
-----------------------------------------------------------------------------------------------------------------------------

Earnings from continuing operations before
cumulative effect of change in accounting principle                              30,672            24,396             21,691
-----------------------------------------------------------------------------------------------------------------------------

Loss on disposal of discontinued operation -
net of tax of $362                                                              --                --                  (2,938)

-----------------------------------------------------------------------------------------------------------------------------

Earnings before cumulative effect of change in
accounting principle                                                             30,672            24,396             18,753

-----------------------------------------------------------------------------------------------------------------------------

Cumulative effect of change in method of accounting for
postemployment benefits - net of tax of $560                                    --                --                    (945)

-----------------------------------------------------------------------------------------------------------------------------

Net earnings                                                                   $ 30,672          $ 24,396           $ 17,808

-----------------------------------------------------------------------------------------------------------------------------

Per share data:
         Earnings per share from continuing operations before
             cumulative effect of change in accounting principle               $   1.24          $   0.99           $  0.88
         Loss on disposal of discontinued operation                             --                --                  (0.12)
         Cumulative effect of change in accounting principle                    --                --                  (0.04)
-----------------------------------------------------------------------------------------------------------------------------
         Net earnings per share                                                $   1.24          $   0.99           $  0.72

-----------------------------------------------------------------------------------------------------------------------------

Average common and common equivalent shares
outstanding (in thousands of shares)                                             24,737            24,711            24,709

-----------------------------------------------------------------------------------------------------------------------------

(See accompanying notes.)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(dollars in thousands except share data)

                                                                                          Foreign
                                                                                          currency          Total
                                                                Capital in                and other         share-
                                                     Common     excess of    Retained      equity          holders'
                                                     stock      par value    Earnings    adjustments        equity
--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1992                       $ 22,863    $ 12,897    $ 119,053       $(1,406)      $ 153,407
Net earnings                                           --          --         17,808          --            17,808
Cash dividends                                         --          --         (9,374)         --            (9,374)
Stock retired (5,604)                                    (9)        (40)          (6)         --               (55)
Stock issued (190,520) under stock plans                292       1,396         --              65           1,753
Foreign currency translation adjustment                --          --           --          (1,660)         (1,660)
Nonqualified pension plan adjustment                   --          --           --             126             126
Net treasury stock activity,
   7,137 shares held at cost                           --          --           --            (153)           (153)
--------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1993                         23,146      14,253      127,481        (3,028)        161,852
Net earnings                                           --          --         24,396          --            24,396
Cash dividends                                         --          --         (9,895)         --            (9,895)
Stock retired (440,680)                                (708)     (1,066)      (3,145)         --            (4,919)
Shares issued for three-for-two stock split           7,897      (7,897)        --            --              --
Stock issued (66,938) under stock plans                  92         287         --             149             528
Foreign currency translation adjustment                --          --           --           2,026           2,026
Nonqualified pension plan adjustment                   --          --           --             263             263
Net treasury stock activity,
   3,500 shares held at cost                           --          --           --             102             102
--------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1994                         30,427       5,577      138,837          (488)        174,353
Net earnings                                           --          --         30,672          --            30,672
Cash dividends                                         --          --        (10,730)         --           (10,730)
Retirement of common stock                               (6)        (14)         (21)         --               (41)
Stock issued (61,750) under stock plans                  85         459           (4)          117             657
Foreign currency translation adjustment                --          --           --             951             951
Nonqualified pension plan adjustment                   --          --           --              61              61
Net treasury stock activity,
   8,159 shares held at cost                           --          --           --            (151)           (151)
--------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995                       $ 30,506    $  6,022    $ 158,754       $   490       $ 195,772
===================================================================================================================

(See accompanying notes.)

CONSOLIDATED BALANCE SHEET
(dollars in thousands)

December 31,                                                             1995                               1994
------------------------------------------------------------------------------------------------------------------------
ASSETS
------------------------------------------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                                    $          19,434                     $           19,625
  Accounts receivable                                                    103,963                                 87,105
  Inventories                                                             93,155                                 73,802
  Prepaid expenses                                                         8,170                                  6,417
------------------------------------------------------------------------------------------------------------------------
    Total current assets                                                 224,722                                186,949
------------------------------------------------------------------------------------------------------------------------

Property, plant and equipment, at cost                                   247,975                                232,364
  Less accumulated depreciation and amortization                         144,252                                129,429
------------------------------------------------------------------------------------------------------------------------
    Net property, plant and equipment                                    103,723                                102,935
------------------------------------------------------------------------------------------------------------------------

Intangibles and other assets                                              66,928                                 54,382
------------------------------------------------------------------------------------------------------------------------

                                                               $         395,373                     $          344,266
------------------------------------------------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                             $          31,499                     $           25,069
  Notes payable                                                            3,723                                  5,905
  Income taxes                                                             3,448                                  1,365
  Accrued liabilities                                                     44,455                                 35,142
  Long-term debt due within one year                                       6,597                                  5,051
------------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                             89,722                                 72,532
------------------------------------------------------------------------------------------------------------------------

Long-term debt due after one year                                         51,756                                 42,998
------------------------------------------------------------------------------------------------------------------------

Postretirement benefits and other deferred items                          58,123                                 54,383
------------------------------------------------------------------------------------------------------------------------

Shareholders' equity:
  Serial preferred stock, $1.00 par value,
    no shares issued                                                      --                                    --
  Common stock, $1.25 par value, 24,405,000
   shares issued (24,342,000 in 1994)                                     30,506                                 30,427
  Capital in excess of par value                                           6,022                                  5,577
  Retained earnings                                                      158,754                                138,837
------------------------------------------------------------------------------------------------------------------------
                                                                         195,282                                174,841

Foreign currency and other equity
  adjustments                                                                490                                   (488)
------------------------------------------------------------------------------------------------------------------------

  Total shareholders' equity                                             195,772                                174,353
------------------------------------------------------------------------------------------------------------------------

                                                               $         395,373                     $          344,266
------------------------------------------------------------------------------------------------------------------------

(See accompanying notes.)

CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands)

Years ended December 31,                                            1995        1994         1993
-------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents
--------------------------------------------------------------------------------------------------
Operating activities:
    Earnings before cumulative effect of
          change in accounting principle                          $ 30,672    $ 24,396    $ 18,753
    Cumulative effect of change in accounting principle               --          --          (945)
--------------------------------------------------------------------------------------------------
Net earnings                                                        30,672      24,396      17,808
    Adjustments to reconcile net earnings to
    net cash provided by operating activities:
          Depreciation and amortization                             19,093      18,313      16,926
          Loss (gain) on the sale of fixed assets                      193        (345)       (159)
    Change in assets and liabilities net of
    effects of acquisitions:
          Accounts receivable                                      (14,123)     (4,841)     (5,210)
          Inventories                                              (15,989)      2,908       3,835
          Prepaid expenses                                          (2,184)      1,163       2,023
          Accounts payable and accrued liabilities                  13,968        (706)        (55)
          Income taxes                                               2,031      (1,756)     (3,757)
          Postretirement benefits and other deferred items            (200)       (391)      5,468
--------------------------------------------------------------------------------------------------
Net cash flows from operating activities                            33,461      38,741      36,879
--------------------------------------------------------------------------------------------------

Investing activities:
    Capital expenditures                                           (13,317)    (14,363)    (12,096)
    Payment for acquisitions, net of cash acquired                 (12,217)    (14,900)       --
    Other                                                           (1,623)        (42)     (2,907)
--------------------------------------------------------------------------------------------------
Net cash flows from investing activities                           (27,157)    (29,305)    (15,003)
--------------------------------------------------------------------------------------------------

Financing activities:
    Net repayments under lines-of-credit                            (2,723)     (4,873)     (1,972)
    Payments on long-term debt                                      (6,188)     (6,774)     (6,653)
    Proceeds from long-term debt                                    12,061      10,056         339
    Proceeds from issuance of common stock                             567         893       1,726
    Purchase of common stock                                           (41)     (4,919)        (55)
    Dividends paid                                                 (10,730)     (9,895)     (9,374)
--------------------------------------------------------------------------------------------------
Net cash flows from financing activities                            (7,054)    (15,512)    (15,989)
--------------------------------------------------------------------------------------------------

Effect of exchange rate changes                                        559        (552)       (155)
--------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                               (191)     (6,628)      5,732
Cash and cash equivalents at beginning of year                      19,625      26,253      20,521
--------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                          $ 19,434    $ 19,625    $ 26,253
--------------------------------------------------------------------------------------------------

(See accompanying notes.)

UNAUDITED QUARTERLY FINANCIAL DATA (a)
(dollars in thousands except per share data)

                                          Net           Cost          Net        Earnings
                                         sales         of sales     earnings     per share
-----------------------------------------------------------------------------------------
Quarter ended:
March 31, 1995                         $122,664       $ 72,456       $ 7,658        $0.31
June 30, 1995                           131,096         78,522         8,022         0.32
September 30, 1995                      132,913         80,657         9,046         0.37
December 31, 1995                       146,053         85,671         5,946 (b)     0.24 (b)
-----------------------------------------------------------------------------------------
                                       $532,726       $317,306       $30,672 (b)    $1.24 (b)
-----------------------------------------------------------------------------------------


Quarter ended:
March 31, 1994                         $105,208       $ 62,564       $ 5,345        $0.22
June 30, 1994                           114,358         68,445         5,856         0.24
September 30, 1994                      120,065         72,125         6,490         0.26
December 31, 1994                       120,876         71,943         6,705         0.27
-----------------------------------------------------------------------------------------
                                       $460,507       $275,077       $24,396        $0.99
-----------------------------------------------------------------------------------------

(a) Historical financial information has been restated to reflect the merger with Durametallic under the pooling of interests method of accounting. See
      Note 3 to Consolidated Financial Statements.
(b) Net earnings in the fourth quarter of 1995 include transaction expenses of $4.4 million after tax, or $.18 per share, related to the merger with Durametallic. Excluding transaction expenses, 1995 fourth quarter net earnings were $10.3 million, or $.42 per share, and net earnings for the year ended December 31, 1995 were $35.1 million, or $1.42 per share. See
      Note 3 to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars presented in tables in thousands except per share data)

1.       ORGANIZATION

         The Duriron Company, Inc. (the "Company") was incorporated under the laws of the State of New York on May 1, 1912. The Company, headquartered in Dayton, Ohio, is principally engaged in the design, manufacture and marketing of fluid handling equipment, primarily pumps, valves and mechanical seals, for industries that utilize difficult to handle and often corrosive fluids in manufacturing processes. Based upon its analysis of trade association data and other market information, the Company considers itself a leading supplier of corrosion resistant fluid movement and control equipment to the basic chemical industry. The Company markets its products on a global basis. With respect to a majority of its products, the Company's domestic operations supply each other and the company's foreign manufacturing subsidiaries with components and subassemblies.

         2.   SIGNIFICANT ACCOUNTING POLICIES

              PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. All significant intercompany transactions have been eliminated. Investments in unconsolidated affiliated companies, which represent all non-majority ownership interests, are carried on the equity basis, which approximates the Company's equity in their underlying net book value.

              BUSINESS COMBINATIONS - Business combinations which have been accounted for under the pooling of interests method of accounting combine the assets, liabilities, and stockholders' equity of the acquired entity with the Company's respective accounts at recorded values. Prior period financial statements have been restated to give effect to the merger.

              Business combinations which have been accounted for under the purchase method of accounting include the results of operations of the acquired business from the date of acquisition. Net assets of the companies acquired are recorded at their fair value to the Company at the date of acquisition.

              CASH EQUIVALENTS - Cash equivalents represent short-term investments with an original maturity of three months or less when purchased which are highly liquid with principal values that are not subject to significant risk of change due to interest rate fluctuations.

              ACCOUNTS RECEIVABLE - Accounts receivable are stated net of the allowance for doubtful accounts of $1,408,000 and $1,470,000 at December 31, 1995 and 1994, respectively.

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

              PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION - Property, plant and equipment is stated on the basis of cost. Depreciation is computed by the straight-line method based on the estimated useful lives of the depreciable assets for cost and by accelerated methods for income tax purposes.

              INTANGIBLES AND OTHER ASSETS - Excess cost over the fair value of net assets acquired (or goodwill) generally is amortized on a straight-line basis over 15-40 years. The carrying value of goodwill will be reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of cash flows. The Company has not early adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, but believes the impact of adopting the standard will be immaterial to the results of operations.

              FOREIGN CURRENCY TRANSLATION - Assets and liabilities of the Company's foreign affiliates, other than those located in highly inflationary countries, are translated at current exchange rates, while income and expenses are translated at average rates for the period. For entities in highly inflationary countries, a combination of current and historical rates is used to determine currency gains and losses resulting from financial statement translation and those resulting from transactions. Translation gains and losses are reported as a component of stockholders' equity, except for those associated with highly inflationary countries which are reported directly in the consolidated statements of income.

              USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

              DISCONTINUED OPERATIONS - In 1992, Durametallic negotiated the sale of its 80 percent interest in Leap Technologies, Inc., for a note receivable. Leap was engaged in the design, manufacture and sale of injection molds and parts for the plastics industry. As part of the sale agreement, Durametallic committed to contingently guaranty the bank debt of the acquiring Company. The sale resulted in a pretax gain in 1992, which was not recognized in the consolidated statement of income due to concern for the significant financial leverage of the acquiring company. During 1993, the acquiring company defaulted on its payment of the bank loan and the loan guaranty was enforced by the bank. Durametallic made full payment on the loan, and in addition, the note receivable on the sale of Leap and the deferred gain were written off. These transactions resulted in a loss in 1993 of $2.9 million, net of tax of $.4 million.

3.       MERGERS AND ACQUISITIONS
         POOLING TRANSACTION - On November 30, 1995, Durametallic Corporation was merged with and into a subsidiary of the Company. Durametallic, a privately held corporation headquartered in Kalamazoo, Michigan, is a leading manufacturer of mechanical seals and sealing systems. The Company exchanged 5,344,868 shares of common stock for all outstanding shares of Durametallic. Additionally, 125,283 shares of the Company's common stock were reserved for outstanding stock options issued by Durametallic and assumed by the Company. The merger was accounted for under the pooling of interests method of accounting, and accordingly, the accompanying consolidated financial statements have been restated for all periods prior to the acquisition to include the financial position, results of operations and cash flows of Durametallic. Net sales and net earnings for the individual entities are as follows:

                                     Nine months
                                        ended
                                     September 30,
                                      (unaudited)               Years ended December 31,
                                     --------------     ------------------------------------------------
                                         1995               1995             1994             1993
                                     --------------     ------------------------------------------------
Total sales
         Duriron                         $ 290,659          $ 398,994        $ 345,388        $ 313,920
         Durametallic                       97,139            135,999          116,557          109,138
         Less intercompany sales            (1,125)            (2,267)          (1,438)          (1,220)
                                         ---------          =========        ---------        ---------
                                         $ 386,673          $ 532,726        $ 460,507        $ 421,838
                                         =========          =========        =========        =========

Net income from operations
         Duriron                         $  18,609          $  26,410        $  17,158        $  16,492
         Durametallic                        6,117              8,661            7,238            5,199
         Merger expenses                        --             (4,399)              --               --
                                        ----------         ----------       ----------       ----------
                                         $  24,726          $  30,672        $  24,396        $  21,691
                                         =========          =========        =========        =========

         In connection with the merger of the Company and Durametallic, merger transaction expenses of $4,399,000 after tax, or $.18 per share, were recognized in 1995.

         In 1992, the Company early complied with SFAS No. 106, "Employers Accounting for Postretirement Benefits". Durametallic's financial results were restated to reflect compliance with the accounting policy in 1992, compared with compliance in 1993 as reported in financial statements issued prior to the acquisition with Duriron.

         Dividends per share were $.31 per share and $.29 per share for the nine months ended September 30, 1995 and 1994, respectively.

         PURCHASE TRANSACTIONS - On August 31, 1995, Durametallic purchased Pac-Seal and two affiliated companies. Pac-Seal, located in Burr Ridge, Illinois, is a manufacturer of mechanical seals used primarily in water pump applications. The acquisition was funded through the combination of internal cash and long-term borrowings.

         On April 28, 1994, the Company purchased Sereg Vannes S.A., an automatic control valve company headquartered in Thiers, France. The acquisition was funded with the combination of internal cash and long-term borrowings.

         On January 5, 1994, the Company purchased the valve actuator business of Mecair SpA in Milan, Italy, and its associated companies in Limburg, Germany; Alton Hampshire, England; and Gennevilliers, France. The acquisition was funded through the utilization of internal cash.

         The aforementioned 1995 and 1994 purchase transactions were not material, either individually or in the aggregate by year, therefore, no pro forma information is presented for these acquisitions.

4.       INVENTORIES

         Inventories at December 31, 1995 and 1994 and the method of determining cost were as follows:

                                                                Domestic                Foreign
                                                               inventories             inventories                Total
                                                                 (LIFO)                  (FIFO)                inventories
----------------------------------------------------------------------------------------------------------------------------
December 31, 1995:
Raw materials                                               $        2,642         $         3,282         $          5,924
Work in process
    and finished goods                                              48,857                  38,374                   87,231
----------------------------------------------------------------------------------------------------------------------------
                                                            $       51,499         $        41,656         $         93,155
============================================================================================================================

December 31, 1994:
Raw materials                                               $        1,933         $         1,433         $          3,366
Work in process
    and finished goods                                              38,367                  32,069                   70,436
----------------------------------------------------------------------------------------------------------------------------
                                                            $       40,300         $        33,502         $         73,802
============================================================================================================================


         LIFO inventories at current cost were $36,127,000 and $34,991,000 higher than reported at December 31, 1995 and 1994, respectively. During 1993 certain inventory quantities were reduced which resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years. The effect of the 1993 liquidation was to increase net earnings by $2,792,000.

5.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at December 31, 1995 and 1994 were as follows:

                                                                                   1995                              1994
-------------------------------------------------------------------------------------------------------------------------------
Land                                                                       $            4,538                $            4,499
Buildings                                                                              56,818                            56,964
Machinery and equipment                                                               162,605                           148,761
Furniture and fixtures                                                                 24,014                            22,140
-------------------------------------------------------------------------------------------------------------------------------
                                                                           $          247,975                $          232,364
===============================================================================================================================


6.       INTANGIBLES AND OTHER ASSETS

         Intangibles and other assets at December 31, 1995 and 1994 were as follows:

                                                                          1995                     1994
------------------------------------------------------------------------------------------------------------
Cost in excess of fair value of
    tangible net assets acquired                                     $      38,810           $       31,418
Amortization of intangibles                                                 (4,253)                  (3,464)
Pension assets                                                               7,885                    6,417
Deferred tax assets                                                          5,969                    6,709
Investments in unconsolidated affiliates                                     4,582                    3,782
Other                                                                       13,935                    9,520
------------------------------------------------------------------------------------------------------------
                                                                     $      66,928           $       54,382
============================================================================================================

7.           ACCRUED LIABILITIES
             Accrued liabilities at December 31, 1995 and 1994 were as follows:

                                                                              1995                     1994
---------------------------------------------------------------------------------------------------------------
Wages and other compensation                                             $      26,397           $       19,486
Commissions                                                                      2,197                    2,536
Other                                                                           15,861                   13,120
---------------------------------------------------------------------------------------------------------------
                                                                         $      44,455           $       35,142
===============================================================================================================

8.            DEBT AND DIVIDEND RESTRICTIONS

         Long-term debt, including capital lease obligations, at December 31, 1995 and 1994 were as follows:

                                                                        1995                                1994
                                                                        ----                                ----
             8.94% loan due annually
               1995 through 2001                                      $ 24,529                            $ 24,021
             Floating rate  revolving notes                             20,820                               7,747
             7.45% loan due quarterly
               1996 through 1999                                         6,743                               6,180
             9.50% promissory notes due
               annually through 1997                                     4,000                               6,000
             Capital lease obligations                                   1,941                               2,527
             Other, various maturities and rates                           320                               1,574
                                                                      --------                            --------
                                                                        58,353                              48,049
             Less amounts due within one year                            6,597                               5,051
                                                                      ========                            ========
                                                                      $ 51,756                            $ 42,998
                                                                      ========                            ========

         Interest paid amounted to $4,957,000, $4,418,000 and $4,554,000 in
1995, 1994 and 1993, respectively.

         Maturities of long-term debt, including capital lease obligation for each of the four years subsequent to 1996, are as follows:

                               1997             $9,747
                               1998            $10,355
                               1999            $11,892
                               2000             $6,428

         The 8.94% loan is a U.S. dollar private placement which was effectively converted to a deutsche mark obligation through a currency swap agreement. The currency swap is a hedge of the net investment in a German subsidiary. Unrealized gains and losses on the hedge are not recognized in income, but are shown in the cumulative translation adjustment account included in shareholders' equity with the related amounts due to and from the counterparty included in long-term debt. The maturity and repayment terms of the swap match precisely the maturity and repayment term of the underlying debt.

         Long-term debt agreements require the company to maintain specified levels of tangible net worth and restrict the payment of cash dividends. Approximately, $28,543,000 and $24,828,000 of consolidated retained earnings were unrestricted for the payment of dividends at December 31, 1995 and 1994, respectively. Dividends are limited to $15,000,000 plus common stock issued and 50% of defined net earnings subsequent to January 1, 1992.

         At December 31, 1995 and 1994, the Company had short term credit facilities available from banks under which it could borrow, at local market rates up to $32,830,000 and $33,096,000, respectively. Under these facilities, the Company had $3,723,000 and $5,905,000 in borrowings outstanding at December 31, 1995 and 1994, respectively . The weighted average interest rate on these borrowings at December 31, 1995 and 1994, was 5.3% and 7.7%, respectively. In both years, these borrowings were used primarily to support the operations of foreign subsidiaries. Additionally, at December 31, 1995, the Company had $18,035,000 available under revolving credit facilities.

9.           POSTRETIREMENT BENEFITS AND OTHER DEFERRED ITEMS

         Deferred postretirement benefits and other deferred items at December 31, 1995 and 1994 were as follows:

                                                                                     1995                     1994
----------------------------------------------------------------------------------------------------------------------
Postretirement benefits                                                         $      47,185           $       46,680
Other                                                                                  10,938                    7,703
----------------------------------------------------------------------------------------------------------------------
                                                                                $      58,123           $       54,383
----------------------------------------------------------------------------------------------------------------------

10.          LEASES AND RENTALS

         Assets subject to capitalized leases and included in property, plant and equipment at cost amounted to $7,320,000 in 1995 and $7,871,000 in 1994. Accumulated amortization for the capitalized leases amounted to $6,019,000 in 1995 and $6,313,000 in 1994.

         The minimum rental commitments as of December 31, 1995 for all noncancelable leases were as follows:

                                                                                       Operating                Capital
                                                                                        leases                  leases
-------------------------------------------------------------------------------------------------------------------------
1996                                                                               $        6,356           $         747
1997                                                                                        4,224                     837
1998                                                                                        2,285                     575
1999                                                                                        1,445                      76
2000                                                                                        1,027                  --
2001 and subsequent                                                                         1,319                  --
-------------------------------------------------------------------------------------------------------------------------
Total minimum lease payments                                                       $       16,656                   2,235
-------------------------------------------------------------------------------------------------------------------------

Less amount representing interest on capital leases                                                                   294
-------------------------------------------------------------------------------------------------------------------------

Present value of minimum capital lease payments                                                             $       1,941
-------------------------------------------------------------------------------------------------------------------------

         Total rental expense amounted to $8,490,000, $8,065,000 and $7,449,000 in 1995, 1994 and 1993, respectively.

11.      CONTINGENCIES

         The Company is involved as a "potentially responsible party"at five former public waste disposal sites which may be subject to remediation under pending government procedures. The sites are in various stages of evaluation by federal and state environmental authorities. The projected cost of remediating these sites, as well as the Company's alleged "fair share" allocation, is uncertain and speculative until all studies have been completed and the parties have either negotiated an amicable resolution or the matter has been judicially resolved. At each site, there are many other parties who have similarly been identified, and the identification and location of additional parties is continuing under applicable federal or state law. Many of the other parties identified are financially strong and solvent companies which appear able to pay their share of the remediation costs. Based on the Company's preliminary information about the waste disposal practices at these sites and the environmental regulatory process in general, the Company believes that it is likely that ultimate remediation liability costs for each site will be apportioned among all liable parties, including site owners and waste transporters, according to the volumes and/or toxicity of the wastes shown to have been disposed of at the sites.

         In 1995, the Company was successful in terminating the applicable consent decree and completing all its remedial activities at its former foundry landfill site at nominal additional expense. Additionally, the Company ended involvement at nominal cost at two other waste disposal sites under governmental remediation regulation.

         The Company is a defendant in numerous pending lawsuits (which include, in many cases, multiple claimants) which seek to recover damages for alleged personal injury allegedly resulting from exposure to asbestos containing products formerly manufactured and distributed by the Company. A high percentage of these claims was assumed by the Company in 1995 as the result of the merger with Durametallic Corporation. All such products were used within self-contained process equipment, and management does not believe that there was any emission of ambient asbestos fiber during the use of this equipment. The Company has resolved numerous claims at an average of about $120 per claim, the cost of which was fully paid by insurance. The Company continues to have a substantial amount of available insurance from financially solvent carriers to cover the cost of both defending and resolving the claims.

         The Company is also a defendant in several other products liability lawsuits which are insured, subject to the applicable deductibles, and certain other non-insured lawsuits received in the ordinary course of business. The Company has fully accrued the estimated loss reserve for each such lawsuit. No insurance recovery has been projected for any of the insured claims because management currently believes that all will be resolved within applicable deductibles.

         Although none of the aforementioned gives rise to any additional liability that can now be reasonably estimated, it is possible that the Company could incur additional costs in the range of $250,000 to $1,000,000 over the upcoming five years to fully resolve these matters. Although the Company has accrued the minimum end of this range as a precaution, management has no current reason to believe that any such increase is probable or quantifiable. The Company will continue to evaluate these contingent loss exposures and, if they develop, recognize expense as soon as such losses can be reasonably estimated.

12.       SHAREHOLDERS' EQUITY


         In 1995, the Company increased its authorized $1.25 par value common stock from 30,000,000 to 60,000,000 shares. At both December 31, 1995 and 1994, 1,000,000 shares of $1.00 preferred stock was authorized. During March of 1994, the Company distributed a stock dividend which had the effect of a three-for-two stock split. All per share and share data, where appropriate, have been restated to reflect this stock split.

         Each share of the Company's common stock contains a preferred stock purchase right. These rights are not currently exercisable and trade in tandem with the common stock. The rights, in general, become exercisable and trade separately in the event of certain significant changes in common stock ownership or on the commencement of certain tender offers which in either case, may lead to a change of control of the Company. Upon becoming exercisable, the rights provide shareholders the opportunity to acquire a new series of Company preferred stock to be then automatically issued at a pre-established price. In the event of certain forms of acquisition of the Company, the rights also provide Company shareholders the opportunity to purchase shares of the acquiring company's common stock from the acquirer at a 50% discount from the current market value. The rights are redeemable for $.022 per right by the Company at any time prior to becoming exercisable and will expire in August, 1996.

         At December 31, 1995, approximately 1,395,000 shares of common stock were reserved for exercise of stock options and for grants of restricted stock.

13.          STOCK PLANS

         The Company maintains shareholder approved stock option plans which provide for the grant of options to purchase shares of the Company's common stock. Options have been granted to officers and employees to purchase shares of common stock at a price not less than the fair market value on the date of grant. Generally, these options become exercisable over staggered periods, but may not be exercised after 10 years from the date of the grant. The plan provides than any option may include a stock appreciation right, however, none have been granted since 1989. The impact of stock appreciation rights on earnings for the three years ending on December 31, 1995, was not material.

         During 1995, options for 212,537 shares became exercisable at an average price of $13.57 . At December 31, 1995, 1994 and 1993, the aggregate number of options exercisable were 570,601, 455,139 and 367,560, respectively.

                                                                             Average
                                                     Stock                 option price
                                                    options                 per share
                                                    -------                 ---------
Outstanding at
December 31, 1992                                      855,805                $ 9.83

             Options granted                           145,478                 14.37
             Options exercised                        (190,991)                 6.15
             Options canceled                           (4,700)                12.18
                                                     ---------

Outstanding at
December 31, 1993                                      805,592                 11.50

             Options granted                           172,599                 14.81
             Options exercised                         (83,833)                 7.18
             Options canceled                          (36,071)                12.03
                                                     ---------

Outstanding at
December 31, 1994                                      858,287                 12.57

             Options granted                           121,364                 27.05
             Options exercised                         (75,976)                 8.69
             Options canceled                           (9,676)                11.77
                                                     ---------

Outstanding at
December 31, 1995                                      893,999                $14.87
                                                     =========

         The restricted stock plan was approved by shareholders in 1989. The plan authorized the grant of up to 337,500 shares of the Company's common stock as restricted shares to directors and employees of the Company. In general, the shares cannot be transferred for a period of not less than one nor more than ten years, and are subject to forfeiture during the restriction period. The market value of the shares awarded under the plan is amortized to compensation expense over the periods in which the restrictions lapse. Restricted stock grants of 4,100, 2,400 and 19,686 shares were made in 1995, 1994 and 1993, respectively, at an average market value of $16.07 per share.

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" was issued in October 1995 and is effective for years beginning after December 15, 1995. The Statement establishes financial accounting and reporting standards for stock based compensation plans. Companies may elect to account for such plans under the fair value method or to continue previous accounting and disclose proforma net earnings and earnings per share as if the fair value method was applied. The Company has not reached any conclusion regarding the adoption of this Statement.

14.      INCOME TAXES

         Earnings before income taxes consist of the following components:

                                                                   1995                      1994                      1993
---------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes:
  United States                                                 $33,394                   $31,533                   $30,209
  Foreign                                                        16,728                     7,038                     5,860
---------------------------------------------------------------------------------------------------------------------------
                                                                $50,122                   $38,571                   $36,069
===========================================================================================================================

         Significant components of the provision for income taxes attributable to continuing operations are as follows:

                                                                   1995                      1994                      1993
---------------------------------------------------------------------------------------------------------------------------
Current:
  United States                                                 $13,887                   $ 9,900                   $ 9,945
  Foreign                                                         5,649                     2,529                     2,374
  State and local                                                 1,697                     1,041                     1,419
---------------------------------------------------------------------------------------------------------------------------
    Total current                                                21,233                    13,470                    13,738
---------------------------------------------------------------------------------------------------------------------------
Deferred:
  United States                                                  (1,629)                      614                       452
  Foreign                                                           (41)                       52                       135
  State and local                                                  (113)                       39                        53
---------------------------------------------------------------------------------------------------------------------------
    Total deferred                                               (1,783)                      705                       640
---------------------------------------------------------------------------------------------------------------------------
                                                                $19,450                   $14,175                   $14,378
===========================================================================================================================

         Income taxes paid amounted to $19,508,000, $13,476,000 and $19,167,000 during 1995, 1994 and 1993, respectively.

         The reasons for the differences between the effective tax rate and the U.S. federal income tax rate were as follows:

                                                                     1995                      1994                      1993
------------------------------------------------------------------------------------------------------------------------------
U.S. federal income tax rate                                         35.0%                     35.0%                     35.0%
Foreign tax differential                                              (.5)                       .7                       2.2
Merger transaction expenses                                           2.3                       -                         -
Goodwill and other nondeductible expenses                             1.1                       1.7                       2.8
State and local income taxes, net
  of federal income tax benefit                                       2.2                       1.8                       2.6
Other net (none more than 1.75%)                                     (1.3)                     (2.4)                     (2.7)
------------------------------------------------------------------------------------------------------------------------------
Effective tax rate                                                   38.8%                     36.8%                     39.9%
==============================================================================================================================

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1995 and 1994 were as follows:

                                                                                            1995                      1994
---------------------------------------------------------------------------------------------------------------------------
Deferred tax assets related to:
  Postretirement benefits                                                                 $17,445                   $17,271
  Net operating loss carryforwards                                                          5,530                     6,099
  Compensation accruals                                                                     3,381                     1,684
  Foreign tax credit carryforwards                                                          1,344                     1,601
  Capital loss carryforwards                                                                1,263                     1,197
  Other                                                                                     4,648                     4,647
---------------------------------------------------------------------------------------------------------------------------
    Total deferred tax assets                                                              33,611                    32,499
  Less valuation allowances                                                                 7,990                     8,753
---------------------------------------------------------------------------------------------------------------------------
    Net deferred tax assets                                                                25,621                    23,746
---------------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities related to:
  Depreciation                                                                              8,307                     6,730
  Pension benefits                                                                          2,466                     2,172
  Passive foreign investments                                                                -                        1,612
  Other                                                                                     3,967                     4,134
---------------------------------------------------------------------------------------------------------------------------
    Total deferred tax liabilities                                                         14,740                    14,648
---------------------------------------------------------------------------------------------------------------------------
Deferred tax asset, net of liabilities                                                    $10,881                   $ 9,098
===========================================================================================================================

         The Company has recorded valuation allowances to reflect the estimated amount of deferred tax assets which may not be realized due to the expiration of net operating loss, foreign tax credit and capital loss carryforwards. The change in the valuation allowances for the year ended December 31, 1995 were as follows:

                                                           Net operating                  Foreign                  Capital
                                                            l o s s e s                 tax credits               l o s s e s
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                                   $  5,955                  $  1,601                  $  1,197
  Utilization of carryforwards                                   (1,355)                     -                         -
  Increase in expected nonutilization                               884                       153                        66
  Expiration of carryforwards                                      (101)                     (410)                     -
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                                   $  5,383                  $  1,344                  $  1,263
===========================================================================================================================

         Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $35,000,000 at December 31, 1995. These earnings are considered to be indefinitely reinvested and, accordingly, no additional United States income taxes or foreign withholding taxes have been provided.

15.      RESEARCH AND DEVELOPMENT


         Research and development expense amounted to $7,965,000, $8,642,000 and $7,784,000 in 1995, 1994 and 1993, respectively.

16.      RETIREMENT BENEFITS


         The Company sponsors several noncontributory defined benefit pension plans, covering approximately 40% of domestic employees, which provide benefits based on years of service and compensation. Retirement benefits for all other employees are provided through defined contribution pension plans and government sponsored retirement programs. All defined benefit pension plans are funded based on independent actuarial valuations to provide for current service and an amount sufficient to amortize unfunded prior service over periods not to exceed thirty years.

         Net defined benefit pension income for 1995, 1994 and 1993 included the following components:

                                                                   1995                      1994                      1993
---------------------------------------------------------------------------------------------------------------------------
Service cost - benefits earned
  during the period                                             $ 1,773                   $ 1,660                   $ 1,518
Interest cost on projected
  benefit obligations                                             4,306                     4,157                     4,153
Actual loss (gain) on plan assets                               (15,164)                      405                    (8,346)
Net amortization and deferral                                     8,635                    (6,297)                    2,568
---------------------------------------------------------------------------------------------------------------------------
Net defined benefit pension income                              $  (450)                  $   (75)                  $  (107)
===========================================================================================================================

         The following table presents defined benefit pension plan funded status and amounts recognized in the Company's consolidated balance sheet at December 31, 1995 and 1994:

                                                                                            1995                      1994
---------------------------------------------------------------------------------------------------------------------------
Actuarial present value of:
  Vested benefits                                                                         $46,631                   $44,061
  Nonvested benefits                                                                        6,509                     6,219
---------------------------------------------------------------------------------------------------------------------------
  Accumulated benefit obligations                                                          53,140                    50,280
  Projected future compensation increases                                                   7,642                     7,130
---------------------------------------------------------------------------------------------------------------------------
  Projected benefit obligations                                                            60,782                    57,410
Less plan assets, at fair value                                                            76,727                    66,703
---------------------------------------------------------------------------------------------------------------------------
Plan assets in excess of projected benefit obligations                                     15,945                     9,293
Unrecognized net transition asset                                                          (2,984)                   (3,569)
Unrecognized net gain                                                                      (8,553)                   (2,425)
Unrecognized prior service cost                                                             2,198                     2,537
---------------------------------------------------------------------------------------------------------------------------
Net pension asset                                                                         $ 6,606                   $ 5,836
===========================================================================================================================

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

         The Company sponsors several defined contribution pension plans covering substantially all domestic and Canadian employees and certain other foreign employees. Employees may contribute to these plans and these contributions are matched in varying amounts by the Company. The Company may also make additional contributions to eligible employees. Defined contribution pension expense for the Company was $5,966,000, $4,236,000 and $4,972,000 for 1995, 1994 and 1993, respectively.

         The Company also sponsors several defined benefit postretirement health care plans covering approximately 65% of future retirees and most current retirees in the United States. These medical and dental benefits are provided through insurance companies and health maintenance organizations, include participant contributions, deductibles, co-insurance provisions and other limitations, and are integrated with Medicare and other group plans. The plans are funded as insured benefits and health maintenance organization premiums are incurred.

         Net postretirement benefit expense for 1995, 1994 and 1993 included the following components:

                                                                   1995                      1994                      1993
-----------------------------------------------------------------------------------------------------------------------------
Service cost - benefits earned during the period                $   651                   $   666                   $   899
Interest cost on accumulated postretirement
  benefit obligations                                             2,715                     2,625                     3,338
Net amortization and deferral                                      (678)                     (679)                     -
---------------------------------------------------------------------------------------------------------------------------
  Net postretirement benefit expense                            $ 2,688                   $ 2,612                   $ 4,237
===========================================================================================================================

         The following table presents postretirement benefit amounts recognized in the Company's consolidated balance sheet at December 31, 1995 and 1994:

                                                                                             1995                      1994
---------------------------------------------------------------------------------------------------------------------------
Actuarial present value of accumulated
  postretirement benefit obligations:
   Retirees                                                                               $19,048                   $19,192
   Active employees eligible to retire                                                      4,169                     4,024
   Active employees not eligible to retire                                                 15,264                    13,734
---------------------------------------------------------------------------------------------------------------------------
     Total                                                                                 38,481                    36,950
Unrecognized prior service cost                                                             5,773                     6,414
Unrecognized net gain (loss)                                                                2,931                     3,316
---------------------------------------------------------------------------------------------------------------------------
  Deferred postretirement benefits                                                        $47,185                   $46,680
===========================================================================================================================

         The average discount rate used in determining accumulated postretirement benefit obligations was 7.5%. The assumed annual rates of increase in per capita costs were, for periods prior to Medicare, 9.5% for 1995 and 9% for 1996 with a gradual decrease to 6% for 2002 and future years and, for periods after Medicare, 7.5% for 1995 and 7% for 1996 with a gradual decrease to 5% for 2000 and future years. Increasing the assumed rate of increase in postretirement benefit costs by 1% in each year would increase net postretirement benefit expense by approximately $362,000 and accumulated postretirement benefit obligations by $3,441,000.

17.      POSTEMPLOYMENT BENEFITS UNDER SFAS NO. 112


         Effective January 1, 1993, the Company early adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits", in accounting for workers' compensation and health care continuation benefits. The cumulative effect as of January 1, 1993 of this change in accounting principle was to decrease net earnings by $945,000, or $.04 per share. Prior to January 1, 1993, the Company recognized the cost of providing these benefits on a cash basis. Under the new method of accounting, the Company accrues the benefits when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid. As required by the Statement, prior year financial statements have not been restated to reflect the change in accounting principle. The effect of the change on 1995, 1994 and 1993 income before the cumulative effect of the change was not material.

18.          FOREIGN CURRENCY TRANSLATION

         The foreign currency translation equity adjustments consist of the following:

                                                           1995                    1994                     1993
---------------------------------------------------------------------------------------------------------------------
Current year translation adjustment                   $         951           $       2,026           $       (1,575)
Income tax effect                                           --                      --                           (85)
---------------------------------------------------------------------------------------------------------------------
                                                                951                   2,026                   (1,660)

Foreign currency translation
equity adjustment:
             Beginning of year                                  332                  (1,694)                     (34)
---------------------------------------------------------------------------------------------------------------------
             End of year                              $       1,283           $         332           $       (1,694)
=====================================================================================================================

19.          OPERATIONS IDENTIFIED BY GEOGRAPHIC AREA

         The Company operates in predominately one business segment, fluid movement and control equipment (pumps, valves, seals and related equipment).

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

         No individual country within the below listed geographic segments represents 10% or more of the consolidated Company's revenues from sales to unafilliated customers or its identifiable assets. The Other geographic segment includes Canada, Latin and South America and the Asia Pacific.

         Export sales from the United States to foreign unaffiliated customers were $27,068,000, $27,143,000 and $37,014,000 in 1995, 1994 and 1993,
respectively.

         Financial information by geographic area follows:

Years ended December 31,                         1995        1994          1993
------------------------------------------------------------------------------------
Revenues:
     United States                            $ 354,547    $ 320,086    $ 314,852
     Europe                                     106,997       83,654       53,776
     Other                                       71,182       56,767       53,210
------------------------------------------------------------------------------------
     Consolidated totals                      $ 532,726    $ 460,507    $ 421,838
------------------------------------------------------------------------------------

Inter-geographic transfers:
     United States                            $  36,276    $  24,369    $  18,898
     Europe                                      19,516       11,662        5,893
     Other                                        1,458          996          718
     Eliminations & adjustments                 (57,250)     (37,027)     (25,509)
------------------------------------------------------------------------------------
     Consolidated totals                      $       0    $       0    $       0
------------------------------------------------------------------------------------

Total revenues & transfers:
     United States                            $ 390,823    $ 344,455    $ 333,750
     Europe                                     126,513       95,316       59,669
     Other                                       72,640       57,763       53,928
     Eliminations & adjustments                 (57,250)     (37,027)     (25,509)
------------------------------------------------------------------------------------
     Consolidated totals                      $ 532,726    $ 460,507    $ 421,838
------------------------------------------------------------------------------------

Operating profit:
     United States                            $  45,979    $  37,977    $  40,643
     Europe                                      10,485        4,857          308
     Other                                        7,081        2,654        4,043
     Eliminations & adjustments                    (774)         271       (1,911)
------------------------------------------------------------------------------------
     Consolidated totals                         62,771       45,759       43,083
     Corporate expense                            7,470        2,287        2,462
     Interest expense                             5,179        4,901        4,552
------------------------------------------------------------------------------------
     Earnings before income taxes             $  50,122    $  38,571    $  36,069
------------------------------------------------------------------------------------

Identifiable assets:
     United States                            $ 251,478    $ 217,138    $ 212,639
     Europe                                     102,264       88,742       63,144
     Other                                       51,094       44,996       42,926
     Eliminations & adjustments                 (18,039)     (13,250)     (11,110)
------------------------------------------------------------------------------------
     Consolidated totals                        386,797      337,626      307,599
     General corporate assets                     8,576        6,640        6,909
------------------------------------------------------------------------------------
     Total assets                             $ 395,373    $ 344,266    $ 314,508
------------------------------------------------------------------------------------

In 1995, 1994 and 1993 foreign currency transaction gains/(losses) of approximately $217,000 ($1,150,000) and $152,000, respectively, were included in earnings before income taxes.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
The Duriron Company, Inc.

         We have audited the accompanying consolidated balance sheet of The Duriron Company, Inc. as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Duriron Company, Inc. at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

         As discussed in Note 17 to the consolidated financial statements, effective January 1, 1993 the Company changed its method of accounting for postemployment benefits.


Ernst & Young LLP


Dayton, Ohio
January 30, 1996

REPORT OF MANAGEMENT

         The Company's management has prepared and is responsible for the consolidated financial statements and information included in this Annual Report. The financial statements were prepared in accordance with generally accepted accounting principles and present fairly the Company's financial position and results of operations. Such statements necessarily include amounts based on judgements and estimates by management.

         Internal accounting control systems have been designed and implemented over the years and transactions are executed in accordance with management's authorizations. These internal control systems provide reasonable assurance that the financial statements and information included in this report properly reflect transactions of the Company. The Company also maintains an internal auditing function which evaluates and formally reports on the adequacy and effectiveness of internal accounting controls, policies and procedures.

         The Board of Directors has an Audit/Finance Committee composed of five members who are non-employee Directors of the Company. The Audit/Finance Committee met a total of three times during 1995. The Committee regularly meets (jointly and separately) with representatives of the independent auditors, the internal auditors and management.

         The Company's consolidated financial statements have been audited by Ernst & Young LLP, who have expressed their opinion with respect to the fairness of these statements. Their audit included a review of internal controls and testing of transactions and records that they consider necessary in the circumstances.




William M. Jordan                                  Bruce E. Hines
President and Chief                                Senior Vice President and
Executive Officer                                  Chief Administrative Officer

ITEM 9.          NOT APPLICABLE

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  Officers are, in general, appointed annually to their respective positions at the April meeting of the Board of Directors. The executive officers and other officers of the Company at February 1, 1996 were as follows:

                  William M. Jordan, President and Chief Executive Officer,
                    Director
                  Bruce E. Hines, Senior Vice President and Chief Administrative
                    Officer
                  Curtis E. Daily, Group Vice President - Rotating Equipment
                    Group
                  Thomas E. Haan, Group Vice President - Fluid Sealing Group George A. Shedlarski, Group Vice President - Industrial
                    Products Group
                  Mark E. Vernon, Group Vice President - Flow Control Group Ronald F. Shuff, Vice President - Secretary and General
                    Counsel
                  Gregory L. Smith, Treasurer
                  Kathleen A. Giddings, Controller

                  WILLIAM M. JORDAN, 52, was elected President and Chief Executive Officer in 1993 and a Director in 1991. In February, 1996, he was additionally elected Chairman of the Board to become effective on April 25, 1996. Mr. Jordan became Executive Vice President in 1990 and President in 1991. He was Chief Operating Officer from 1990 to 1993. From 1984 until 1991, Mr. Jordan was the Group Vice President of International Operations, and he was the Assistant Group Vice President - International Operations in 1983. From 1979 to 1983, he was Vice President and General Manager of Duriron Canada Inc. Mr. Jordan joined the Company in 1972 as a sales engineer and held various sales positions prior to 1979.

                  BRUCE E. HINES, 52, who rejoined the Company in 1989, was then elected Senior Vice President and added the position of Chief Administrative Officer in 1990. He previously had served as President of Vernay Labs, a manufacturer of precision rubber components. Prior to joining Vernay Labs, Mr. Hines had served in a variety of financial positions with the Company for nineteen years. He also functions as Chief Financial Officer.

                  CURTIS E. DAILY, 52, was elected a Group Vice President in 1990. He is responsible for all the Company's worldwide pump operations and certain foreign operations. He previously was the corporate Director of International Operations in 1989 after serving as the resident President of the Company's Belgian subsidiary, S.A. Durco Europe N.V. He joined the Company in 1965.

                  THOMAS E. HAAN, 46, was elected a Group Vice President effective January 1, 1996. He is responsible for the global operations of the Company's mechanical seal and sealing system products which are marketed under the "Durametallic" trade name. In 1970, he joined Durametallic. He was elected to the following Durametallic offices: a Vice President in 1985, Senior Vice President in 1990 and Executive Vice President - Chief Operating Officer in 1993.

                  GEORGE A. SHEDLARSKI, 52, was elected a Group Vice President in 1987 and is responsible for the Company's worldwide manual valve, actuator, foundry and filtration products and for certain foreign operations. From 1984 until becoming a Group Vice President, Mr. Shedlarski was President of the Filtration Systems Division. From 1983 to 1984, he served as President and General Manager of Duriron Canada Inc. Mr. Shedlarski joined the Company in 1972 as a filtration product specialist and held various sales and managerial positions prior to 1983.

                  MARK E. VERNON, 43, was elected a Group Vice President in 1993. He is responsible for the worldwide operations of the Company's control valve products which are marketed under the Valtek, Kammer and Sereg trade names. He was President of the Company's Valtek Inc. subsidiary from 1991 to 1993 and Senior Vice President of Valtek from 1988 to 1990. Mr. Vernon joined Valtek Incorporated in 1978.

                  RONALD F. SHUFF, 43, was elected Vice President - Secretary and General Counsel of the Company in 1990. He joined the Company in 1988 as General Counsel and Assistant Secretary and became General Counsel and Secretary in 1989. Previously, he served as General Counsel and Secretary of AccuRay Corporation (a manufacturer of process control equipment which subsequently became a subsidiary of Asea Brown Boveri).

                  GREGORY L. SMITH, 42, was elected Treasurer in 1987. He joined the Company in 1975. From 1985 until assuming his present position, he was Assistant Treasurer and, prior to becoming Assistant Treasurer, he was Manager of Corporate Tax.

                  KATHLEEN A. GIDDINGS, 33, was elected Controller in 1993. She joined the Company in 1985. She has served the Company in a number of financial management positions, including Director of Financial Reporting and Corporate Controller in 1993, Manager Financial Accounting from 1990 to 1992, Supervisor Financial Accounting in 1989 and Financial Accountant from 1985 to 1989.

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

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

(a) (1)  FINANCIAL STATEMENTS

         The following consolidated financial statements of the Company are incorporated herein by this reference as part of this Report at Item 8 hereof.

         Report of Independent Auditors

         Consolidated Statement of Income for the years ended December 31, 1995,
            1994 and 1993

         Consolidated Statement of Shareholders' Equity for the years ended
            December 31, 1995, 1994 and 1993

         Consolidated Balance Sheet at December 31, 1995 and 1994

         Consolidated Statement of Cash Flows for the years ended December 31,
            1995, 1994 and 1993

         Notes to Consolidated Financial Statements

(a) (2)  FINANCIAL STATEMENT SCHEDULE

         Schedule II       -        Valuation and Qualifying Accounts (at
                                    page 52 of this Report)

         All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a) (3)  EXHIBITS

         See INDEX to EXHIBITS

(b)      REPORTS ON FORM 8-K

         On December 14, 1995, the Company filed, on Form 8-K, its announcement of the completion of its acquisition of Durametallic on November 30, 1995. As part of this filing, the Company also submitted certain financial statements covering Durametallic's financial results for the nine month period ended September 30, 1995 and certain pro forma consolidated statements covering the combined operations of Durametallic and the Company for the same period.

                            THE DURIRON COMPANY, INC.
                 Schedule II - Valuation and Qualifying Accounts
                             (dollars in thousands)

                     Column A                                 Column B        Column C       Column D          Column E
                     --------                                 --------        --------       --------          --------

                                                             Balance at      Additions      Deductions        Balance at
                                                             beginning       charged to        from             end of
Description                                                   of year         earnings        reserve            year
                                                            ----------       ----------     ----------        ----------
Year ended December 31, 1995:

Allowance for doubtful accounts (a):                         $1,470            $577           $  639             $1,408
                                                             ======            ====           ======             ======


Year ended December 31, 1994:

Allowance for doubtful accounts (a):                         $1,282            $665           $  477             $1,470
                                                             ======            ====           ======             ======

Restructuring inventory provision (b):                       $  478            $  0           $  478             $    0
                                                             ======            ====           ======             ======

Restructuring fixed asset reserve (c):                       $  100            $  0           $  100             $    0
                                                             ======            ====           ======             ======



Year ended December 31, 1993:

Allowance for doubtful accounts (a):                         $1,157            $614           $  489             $1,282
                                                             ======            ====           ======             ======

Restructuring inventory provision (b):                       $1,790            $  0           $1,312             $  478
                                                             ======            ====           ======             ======

Restructuring fixed asset reserve (c):                       $  840            $  0           $  740             $  100
                                                             ======            ====           ======             ======


(a) Deductions from reserve represent accounts written off, net of recoveries.

(b) Deductions from reserve represent inventory written off.

(c) Deductions from reserve represent fixed assets written off, and amounts reclassified to the general restructuring reserve.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Duriron Company, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of February, 1996.

                                              THE DURIRON COMPANY, INC.

                                              BY   /S/ WILLIAM M. JORDAN
                                                       ------------------
                                                   WILLIAM M. JORDAN
                                                   PRESIDENT AND CHIEF
                                                   EXECUTIVE OFFICER

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of The Duriron Company, Inc. and in the capacities and on the dates indicated:

--------------------------------------------------------------------------------------------------
NAME                                        TITLE                                       DATE
--------------------------------------------------------------------------------------------------
/s/ William M. Jordan                President and Chief                         February 9, 1996
-----------------------               Executive Officer, Director
WILLIAM M. JORDAN

/s/ John S. Haddick                  Chairman of the                             February  9, 1996
-----------------------               Board, Director
JOHN S. HADDICK

/s/ Bruce E. Hines                   Senior Vice President -                     February 9, 1996
-----------------------               Chief Administrative Officer
BRUCE E. HINES                        (Principal Accounting and
                                      Financial Officer)

/s/ Hugh K. Coble                     Director                                    February 9, 1996
-----------------------
HUGH K. COBLE

/s/ Ernest Green                      Director                                    February 9, 1996
-----------------------
ERNEST GREEN

/s/ Diane C. Harris                   Director                                    February 9, 1996
-----------------------
DIANE C. HARRIS

/s/ Richard L. Molen                  Director                                    February 9, 1996
-----------------------
RICHARD L. MOLEN

/s/ R. Elton White                    Director, Chairman                          February 9, 1996
-----------------------                of Audit/Finance Committee
R. ELTON WHITE

                                INDEX TO EXHIBITS

(3)      ARTICLES OF INCORPORATION AND BY-LAWS:

         3.1* 1988 Restated Certificate of Incorporation of The Duriron Company, Inc. was filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988.

         3.2* 1989 Amendment to Certificate of Incorporation was filed as Exhibit 3.2 to the Company's
                      Annual Report on Form 10-K for the year ended December 31, 1989.

         3.3*         By-Laws of The Duriron Company, Inc.
                      (as restated) were filed with the Commission as Exhibit
                      3.2 to The Company's Annual Report on Form 10-K for the year ended December 31, 1987.

         3.4          1996 Certificate of Amendment of Certificate of
                      Incorporation.

         3.5          Amendment No. 1 to Restated Bylaws.

(4)      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
         INDENTURES:

         4.1+ Lease agreement, indenture of mortgage and deed of trust, and guarantee agreement, all executed on June 1, 1978 in connection with 9-1/8% Industrial Development Revenue Bonds, Series A, City of Cookeville, Tennessee.

         4.2+ Lease agreement, indenture of trust, and guaranty agreement, all executed on June 1, 1978 in connection with 7-3/8% Industrial Development Revenue Bonds, Series B, City of Cookeville, Tennessee.

         4.3* Lease agreement, indenture of mortgage and agreement, lessee guaranty agreement, and letter of representation and indemnity agreement, all dated as of December 1, 1983 and executed in connection with the Industrial Development Revenue Bonds (1983 The Duriron Company, Inc. Project), Erie Company,
                      New York Industrial Development Agency
                      were filed with the Commission as Exhibit
                      4.4 to the Company's Report on Form 10-K for the year ended December 31, 1983.

         4.4* Form of Rights Agreement dated as of August 1, 1986 between The Duriron Company, Inc. and Bank One, Indianapolis, National Association, as Rights Agent was filed as an Exhibit to the Company's Form 8-A dated August 13, 1986.

         4.5* Loan Agreement, dated as of March 19, 1987, between The Duriron Company, Inc. and
                      Metropolitan Life Insurance Company, including the form of Promissory Note delivered in connection therewith, was filed with the Commission as Exhibit 7 to the Company's
                      Current Report on Form 8-K dated April 6, 1987.

         4.6+         The Credit Agreement between The Duriron
                      Company, Inc. and Bank One, Dayton, N.A., dated as of November 30, 1989.

         4.7* Interest Rate and Currency Exchange Agreement between the Company and Barclays Bank dated November 17, 1992 PLC in the amount of $25,000,000 was filed as Exhibit 4.9 to Company's Report of Form 10-K for year ended December 31, 1992.

         4.8* Loan Agreement in the amount of $25,000,000 between the Company and Metropolitan Life Insurance Company dated November 12, 1992 was filed as Exhibit 4.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

         4.9+         Revolving Credit Agreement between the
                      Company and Fifth Third Bank dated
                      November 23, 1992 in the amount of
                      $10,000,000.

         4.10+ Revolving Credit Agreement between the Company and First of America Bank - Michigan, N.A. in the amount of $20,000,000 and dated August 22, 1995.

(10)     MATERIAL CONTRACTS:  (See Footnote "a")

         10.1* The Duriron Company, Inc. Incentive Compensation Plan (the "Incentive Plan") for Senior Executives, as amended and restated effective January 1, 1994, was filed as Exhibit 10.1 to Company's Annual Report on Form 10-K for the year ended December 31, 1993.

         10.2         Amendment No. 1 to the Incentive Plan.

         10.3*        The Duriron Company, Inc. Supplemental Pension
                      Plan for Salaried Employees was filed with the Commission as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

         10.4*        The Duriron Company, Inc. amended and
                      restated Director Deferral Plan was filed as Attachment A to the Company's definitive 1996 Proxy Statement filed with the Commission on March 10, 1996.

         10.5* Form of Employment Agreement ("Employment Agreement") between The Duriron Company, Inc. and each of the current officers was filed as
                      Exhibit 10.4 to the Company's Annual Report on Form 10-K for year ended December 31, 1992.

         10.6         Form of Amendment No. 1 to Employment Agreement.

         10.7* The Duriron Company, Inc. First Master Benefit Trust Agreement dated October 1, 1987 was filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

         10.8* Amendment #1 to the first Master Benefit Trust Agreement dated October 1, 1987 was filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

         10.9*        Amendment #2 to First Master Benefit Trust
                      Agreement was filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

         10.10* The Duriron Company, Inc. Second Master Benefit Trust Agreement dated October 1, 1987 was filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

         10.11* First Amendment to Second Master Benefit Trust Agreement was filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

         10.12*       The Duriron Company, Inc. Long-Term Incentive
                      Plan (the "Long-Term Plan"), as amended and restated effective November 1, 1993 was filed as Exhibit 10.8 to the Company's Annual Report on
                      Form 10-K for the year ended December 31, 1993.

         10.13        Amendment No. 1 to the Long-Term Plan.

         10.14* The Duriron Company, Inc. 1989 Stock Option Plan as amended and restated April 23, 1991 was filed as
                      Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

         10.15*       The Duriron Company, Inc. 1989 Restricted Stock
                      Plan (the "Restricted Stock Plan") as amended and restated effective April 23, 1991, was filed as Exhibit
                      10.12 to the Company's Annual Report on Form
                      10-K for the year ended December 31, 1991.

         10.16* Amendment #1 to the Restricted Stock Plan was filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended
                      December 31, 1992.

         10.17* Amendment #2 to the Restricted Stock Plan was filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended
                      December 31, 1994.

         10.18        Amendment #3 to the Restricted Stock Plan.

         10.19        Amendment #4 to the Restricted Stock Plan.

         10.20*       The Duriron Company, Inc. Retirement
                      Compensation Plan for Directors ("Director
                      Retirement Plan") was filed as Exhibit 10.15 on the Company's Annual Report to Form 10-K for the year ended December 31, 1988.

         10.21        Amendment No. 1 to Director Retirement Plan.

         10.22* The Company's Employee Protection Plan (which provides severance benefits for certain employees after a change of control of the Company) was filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

         10.23*       The Company's Benefit Equalization Pension
                      Plan ("Equalization Plan") was filed as Exhibit
                      10.16 to the Company's Annual Report on Form
                      10-K for the year ended December 31, 1989.

         10.24* Amendment #1 dated December 15, 1992 to the Equalization Plan was filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

         10.25 The Company's Equity Incentive Plan as amended and restated effective July 21, 1995.

         10.26* Supplemental Pension Agreement between the Company and William M. Jordan dated
                      January 18, 1993 was filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

         10.27* 1979 Stock Option Plan, as amended and restated April 23, 1991, and Amendment #1 thereto dated December 15, 1992, was filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

         10.28* Deferred Compensation Plan for Executives was filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended
                      December 31, 1992.

         10.29        Executive Life Insurance Plan of The Duriron
                      Company, Inc.

         10.30        Executive Long-Term Disability Plan of The
                      Duriron Company, Inc.

         10.31 Consulting Agreement between James S. Ware and Durametallic Corporation dated April 21, 1991.

         10.32 Senior Executive Death Benefit Agreement between James S. Ware and Durametallic dated April 12, 1991

         10.33        Executive Severance Agreement between
                      James S. Ware and Durametallic Corporation dated January 6, 1994

         10.34 Agreement between James S. Ware and the Company dated September 11, 1995

         10.35* Agreement and Plan of Merger Among The Duriron Company, Inc., Wolverine Acquisition Corporation and Durametallic Corporation, dated as of September 11, 1995 was filed as Annex A on the Form S-4 Registration Statement filed by the Company on September 11, 1995


(22)     SUBSIDIARIES:

         The Duriron Company, Inc. has direct or indirect subsidiaries all of which (i) are beneficially owned or controlled; (ii) do business under the name under which they are organized and (iii) are included in the consolidated financial statements of the Company.

         22.1         Subsidiaries of the Company

(23)     CONSENTS OF EXPERTS AND COUNSEL

         23.1     Consent of Ernst & Young LLP

(27)     FINANCIAL DATA SCHEDULE

         27.1 Financial Data Schedule (submitted for the SEC's information)



_______________

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