Form 10-Q
period 1996-03-31
DURIRON CO INC
filed 1996-05-14
CIK 30625

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


  For Quarter Ended March 31, 1996            Commission File Number 0-325
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

                                            YES  X  NO
                                               ----   ----

Shares of Common Stock, $1.25 par value, outstanding as of
March 31, 1996..........24,483,859

                          PART I: Financial Information

                            THE DURIRON COMPANY, INC.
                        Consolidated Statement of Income
                     Quarters Ended March 31, 1996 and 1995
                  (dollars in thousands except per share data)

                                            1996       1995
                                          --------   --------
Revenues:
Net sales                                 $149,193   $122,664

Costs and expenses:
  Cost of sales                             89,279     72,455
  Selling and administrative                36,460     31,634
  Research, engineering and development      4,269      3,663
  Interest                                   1,394      1,323
  Other, net                                 1,737      1,297
                                          --------   --------

                                           133,139    110,372

Earnings before income taxes                16,054     12,292

Provision for income taxes                   5,940      4,634
                                          --------   --------

Net earnings                                10,114      7,658
                                          --------   --------

Earnings per share                        $   0.41   $   0.31
                                          ========   ========


                            (See accompanying notes)

                            THE DURIRON COMPANY, INC.
                           Consolidated Balance Sheet
                  (dollars in thousands except per share data)



                                                    March 31,  December 31,
ASSETS                                               1996         1995
                                                   ---------    --------

Current assets:
  Cash and cash equivalents                        $  12,527    $ 19,434
  Accounts receivable                                110,248     103,963
  Inventories                                         97,712      93,155
  Prepaid expenses                                    10,741       8,170
                                                   ---------    --------

    Total current assets                             231,228     224,722

Property, plant and equipment, at cost               250,254     247,975
  Less accumulated depreciation and amortization     147,709     144,252
                                                   ---------    --------

    Net property, plant and equipment                102,545     103,723

Intangibles and other assets                          66,723      66,928
                                                   ---------    --------

Total assets                                       $ 400,496    $395,373
                                                   =========    ========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                 $  29,850    $ 31,499
  Notes payable                                        4,661       3,723
  Income taxes                                         7,650       3,448
  Accrued liabilities                                 38,242      44,455
  Long-term debt due within one year                   6,576       6,597
                                                   ---------    --------

    Total current liabilities                         86,979      89,722

Long-term debt due after one year                     52,156      51,756

Postretirement benefits and other deferred items      58,689      58,123

Shareholders' equity:
  Serial preferred stock, $1.00 par value,
    no shares issued                                    --          --
  Common stock, $1.25 par value, 24,484,000
    shares issued (24,405,000 in 1995)                30,605      30,506
  Capital in excess of par value                       6,899       6,022
  Retained earnings                                  165,690     158,754
                                                   ---------    --------

                                                     203,194     195,282

Foreign currency and other equity
  adjustments                                           (522)        490
                                                   ---------    --------

  Total shareholders' equity                         202,672     195,772
                                                   ---------    --------

Total liabilities and shareholders' equity         $ 400,496    $395,373
                                                   =========    ========



                            (See accompanying notes)

                            THE DURIRON COMPANY, INC.
                      Consolidated Statement of Cash Flows
                   Three Months Ended March 31, 1996 and 1995
                             (dollars in thousands)



                                                          1996        1995
                                                          -----       ----
Increase (decrease) in cash and cash equivalents:

Operating activities:
  Net earnings                                         $ 10,114    $  7,658
  Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Depreciation and amortization                         5,158       4,556
    Loss (gain) on the sale of fixed assets                  65         (51)
  Change in assets and liabilities net of
  effects of acquisitions and divestitures:
    Accounts receivable                                  (6,708)     (2,590)
    Inventories                                          (4,987)     (4,398)
    Prepaid expenses                                     (2,514)     (2,237)
    Accounts payable and accrued liabilities             (7,176)       (615)
    Income taxes                                          4,291       3,889
    Postretirement benefits and other deferred items        682        (594)
                                                       --------    --------

Net cash flows from operating activities                 (1,075)      5,618

Investing activities:
  Capital expenditures                                   (4,184)     (2,539)
  Other                                                    (350)       (517)
                                                       --------    --------

Net cash flows from investing activities                 (4,534)     (3,056)

Financing activities:
  Net borrowings under lines-of-credit                    1,040       1,348
  Payments on long-term debt                               (691)     (3,024)
  Proceeds from long-term debt                            1,241          15
  Proceeds from issuance of common stock                    509         104
  Dividends paid                                         (3,178)     (2,528)
                                                       --------    --------

Net cash flows from financing activities                 (1,079)     (4,085)

Effect of exchange rate changes                            (220)      1,315
                                                       --------    --------

Net increase in cash and cash equivalents                (6,908)       (208)

Cash and cash equivalents at beginning of year           19,434      19,625
                                                       --------    --------

Cash and cash equivalents at end of period             $ 12,526    $ 19,417
                                                       ========    ========

Supplemental disclosures of
cash flow information:
Cash paid during year for:
  Interest                                             $    437    $    819
  Income taxes                                         $  1,737    $  1,382


                            (See accompanying notes)

                            THE DURIRON COMPANY, INC.
                   Notes to Consolidated Financial Statements
        (dollars presented in tables in thousands except per share data)


1.    Inventories.
      The amount of inventories and the method of determining costs for the quarter ended March 31, 1996 and the year ended December 31, 1995 were as follows:

                                            Domestic       Foreign
                                          inventories     inventories   Total
                                             (LIFO)         (FIFO)    inventories
                                          ---------------------------------------
March 31, 1996
       Raw materials                        $ 3,277       $ 3,189       $ 6,466
       Work in process and finished goods    53,734        37,512        91,246
                                            -------       -------       -------
                                            $57,011       $40,701       $97,712
                                            =======       =======       =======

December 31, 1995
       Raw materials                        $ 2,642       $ 3,282       $ 5,924
       Work in process and finished goods    48,857        38,374        87,231
                                            -------       -------       -------
                                            $51,499       $41,656       $93,155
                                            =======       =======       =======

      LIFO inventories at current cost are $36,376,000 and $36,127,000 higher than reported at March 31, 1996 and December 31, 1995, respectively.



2. Shareholders' equity. There are authorized 60,000,000 shares of $1.25 par value common stock and 1,000,000 shares of $1.00 par value preferred stock. Changes in the three months ended March 31, 1996 and 1995 were as follows:

                                                           Capital in                           Total
                                               Common      excess of    Retained    Equity   shareholders'
                                                stock      par value    earnings  adjustments  equity
                                               -----------------------------------------------------------
Balance at December 31, 1994                   $ 30,427    $  5,577     138,837    $  (488)  $174,353

Net earnings                                                              7,658                 7,658
Cash dividends                                                           (2,528)               (2,528)
Retirement of common stock (2,189 shares)            (3)                    (22)                  (25)
Net shares issued (24,149) under stock plans         30          58                     35        123
Foreign currency translation adjustment                                              1,665      1,665
                                               --------    --------    --------    -------    -------
Balance at March 31, 1995                      $ 30,454    $  5,635     143,945    $ 1,212   $181,246
                                               ========    ========    ========    =======    =======


Balance at December 31, 1995                   $ 30,506    $  6,022     158,754    $   490   $195,772

Net earnings                                                             10,114                10,114
Cash dividends                                                           (3,178)               (3,178)
Net shares issued (78,859) under stock plans         99         877                   (405)       571
Foreign currency translation adjustment                                               (607)      (607)
                                               --------    --------    --------    -------    -------
Balance at March 31, 1996                      $ 30,605    $  6,899     165,690    $  (522)  $202,672
                                               ========    ========    ========    =======    =======


         As of March 31, 1996, 1,316,000 shares of common stock were reserved for exercise of stock options and grants of restricted shares.

3.       Dividends.

         Dividends paid during the quarters ended March 31, 1996 and 1995 were based on 24,445,392 and 24,344,003 respectively, common shares outstanding on the applicable dates of record.

4.       Earnings per share.

         Earnings per share for the quarters ended March 31, 1996 and 1995 were based on average common shares and common share equivalents outstanding of 24,792,964 and 24,548,015, respectively.

5.       Contingencies.

         The Company is involved as a "potentially responsible party" at five former public waste disposal sites which may be subject to remediation under pending government procedures. The sites are in various stages of evaluation by federal and state environmental authorities. The projected cost of remediating these sites, as well as the Company's alleged "fair share" allocation, is uncertain and speculative until all studies have been completed and the parties have either negotiated an amicable resolution or the matter has been judicially resolved. At each site, there are many other parties who have similarly been identified, and the identification and location of additional parties is continuing under applicable federal or state law. Many of the other parties identified are financially strong and solvent companies which appear able to pay their share of the remediation costs. Based on the Company's preliminary information about the waste disposal practices at these sites and the environmental regulatory process in general, the Company believes that it is likely that ultimate remediation liability costs for each site will be apportioned among all liable parties, including site owners and waste transporters, according to the volumes and/or toxicity of the wastes shown to have been disposed of at the sites.

         The Company is a defendant in numerous pending lawsuits (which include, in many cases, multiple claimants) which seek to recover damages for alleged personal injury allegedly resulting from exposure to asbestos containing products formerly manufactured and distributed by the Company. A high percentage of these claims was assumed by the Company in 1995 as the result of the merger of Durametallic Corporation. All such products were used within self-contained process equipment, and management does not believe that there was any emission of ambient asbestos fiber during the use of this equipment. The Company has resolved numerous claims at an average of about $120 per claim, the cost of which was fully paid by insurance. The Company continues to have a substantial amount of available insurance from financially solvent carriers to cover the cost of both defending and resolving the claims.

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

6.       Merger.

         On November 30, 1995, the Company merged with Durametallic Corporation. The acquisition was accounted for under the pooling of interests method of accounting, and accordingly, the accompanying consolidated financial statements have been restated for all periods prior to the acquisition to include the financial position, results of operations and cash flows of Durametallic.

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

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Capital Resources and Liquidity - Three Months Ended March 31, 1996

    The Company's capital structure, consisting of long-term debt, deferred items and shareholders' equity, continues to enable the Company to finance short-and long-range business objectives. At March 31, 1996, long-term debt was 16.6% of the Company's capital structure, compared to 16.9% at December 31, 1995. Based upon annualized 1996 results, the interest coverage ratio of the Company's indebtedness was 12.5 at March 31, 1996, compared with
10.7 for the twelve months ended December 31, 1995, reflecting the improvement in net earnings in 1996 over 1995.

    The return on average net assets at March 31, 1996 was 13.9% based upon 1996 annualized results, compared to 11.5% at December 31, 1995. Annualized return on average shareholders' equity was 20.3% at March 31, 1996, compared to 16.6% at December 31, 1995. Increases in these returns reflect the Company's improved level of profitability. Management continues to focus on improving its performance in these areas.

    Capital spending in 1996 is expected to be approximately $17.5 million, compared with $13.3 million in 1995. The 1996 expenditures will be invested in new and replacement products, international market development and general manufacturing equipment upgrades.

    The Company's liquidity position is reflected in a current ratio of 2.7 to 1 at March 31, 1996. This compares to 2.5 to 1 at December 31, 1995. Cash in excess of current requirements was invested in high-grade, short-term securities. Cash and amounts available under borrowing arrangements will be adequate to fund operating needs and capital expenditures through the coming year.

Results of Operations - Three Months Ended March 31, 1996

    Net sales for the three months ended March 31, 1996 were a record of $149.2 million, compared to net sales of $122.7 million for the same period in 1995. The 21.6% increase in net sales reflects strong global shipments from all operations and across all geographic regions. The Company's sales mix during the quarter contained an unusually large amount of major project activity which reflects the Company's aggressive pursuit of new construction projects in Asia and in the Americas. Foreign contributions to consolidated net sales were 33.6% and 33.1% for the three month periods ended March 31, 1996 and 1995, respectively. Total net sales to foreign customers including export sales from the U.S. were 40.3% and 38.5%, respectively. The increase in foreign contributions reflects higher levels of shipments into the Asian and Latin/South American markets.

    Record incoming business of $157.0 million for the first three months of 1996 exceeded incoming business of $126.4 million during the same period in 1995 by 24.2%. The 1996 incoming business level reflected strong activity throughout the global organization. Incoming business in the Asian and American markets was particularly strong during the first three months of 1996 compared with 1995. Backlog at March
31, 1996 was $112.3 million, compared with a backlog of $101.4 million at December 31, 1995.

    The gross profit margin was 40.2% for the three months ended March 31, 1996. This compares to 40.9% for the same period in 1995. The decrease in the margin reflects the impact of an unusually large number of major project shipments in the first quarter of 1996. Due to the competitive nature of the pricing for such projects, the Company has historically realized lower margins on major project activity. In addition, severe weather conditions in January and February at several of the Company's manufacturing facilities in the United States resulted in inefficiencies and increased overtime pay.

    Selling and administrative expenses as a percentage of net sales for the three months ended March 31, 1996 were 24.4%, compared to 25.8% for the same period in 1995. The decrease in expense as a percentage of net sales is consistent with the Company's plan to further leverage expense in 1996 while continuing to invest in the development and growth of international operations. Selling and administrative expense in dollars increased between periods due to higher commission payments on large project shipments and global market development.

    Research, engineering and development expense as a percentage of net sales for the three months ended March 31, 1996 was 2.9%, compared with 3.0% for the same period in 1995. The expense level during the first quarter of 1996 reflects the Company's continued investment in new products and production processes.

    Other expense was $1.7 million for the three month period ended March 31, 1996, compared to $1.3 million for the same period in 1995. The increase in expense reflects higher levels of long and short term incentive compensation expense as the Company achieved record financial results.

    The effective tax rate for the first three months of 1996 was 37.0%, compared with 37.7% in 1995. The reduction in the tax rate from 1995 reflects the utilization of tax loss carryforwards in the Company's Asia Pacific and European operations.

    Record first quarter 1996 net earnings were $10.1 million, or $.41 per share, compared with $7.7 million, or $.31 per share, for the same period in 1995. The 32.1% increase in profits reflects the combination of strong business and leveraging of expenses. The impact of the merger with Durametallic was accretive to earnings per share in the first quarter of 1996. Net earnings for future quarters of 1996 and thereafter are uncertain and dependent on general worldwide economic conditions in the Company's major markets and their strong impact on the level of incoming business activity.

                                     PART II
                                OTHER INFORMATION


ITEM 1            Not Applicable During Reporting Period

ITEM 2            Not Applicable During Reporting Period

ITEM 3            Not Applicable During Reporting Period

ITEM 4            Not Applicable During Reporting Period

ITEM 5            Not Applicable During Reporting Period

ITEM 6            Exhibits and Reports on Form 10-K

                  (a)      The following Exhibits are attached hereto:

                           10.36   Split Dollar Life Insurance Agreement

                           27.1    Financial Data Schedule

                           All other Exhibits are incorporated by reference

                  (b)      Not applicable during reporting period

                              INDEX TO EXHIBITS

                                                                                                   LOCATED AT
                                                                                                    MANUALLY
                                                                                                 NUMBERED PAGE
                                                                                                 -------------

(4)               INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES:

         4.1      Lease agreement, indenture of mortgage and deed of trust, and guarantee agreement, all executed on June 1, 1978 in connection with 9-1/8% Industrial Development Revenue Bonds, Series A, City of
                  Cookeville, Tennessee........................................                           +

         4.2      Lease agreement, indenture of trust, and guaranty agreement, all executed on June 1, 1978 in connection with 7-3/8%
                  Industrial Development Revenue Bonds, Series B, City of
                  Cookeville, Tennessee........................................                           +

         4.3      Lease agreement, indenture of mortgage and agreement, lessee guaranty agreement, and letter of representation and indemnity agreement, all dated as of December 1, 1983 and executed in connection with the Industrial Development Revenue Bonds (1983
                  The Duriron Company, Inc. Project), Erie Company New York
                  Industrial Development Agency were filed with the Commission as Exhibit
                  4.4 to the Company's Report on Form 10-K for the year ended
                  December 31, 1983............................................                           *

         4.4      Form of Rights Agreement dated as of August 1, 1986 between The
                  Duriron Company, Inc. and Bank One, Indianapolis, National Association,
                  as Rights Agent was filed as an Exhibit to the Company's Form
                  8-A dated August 13, 1986.....................................                           *

         4.5      Loan Agreement, dated as of March 19, 1987, between The Duriron Company,
                  Inc. and Metropolitan Life Insurance Company, including the form of
                  Promissory Note delivered in connection therewith, was filed with the
                  Commission as Exhibit 7 to Company's Current Report on Form 8-K
                  dated April 6, 1987..........................................                           *




                                                                                                   LOCATED AT
                                                                                                    MANUALLY
                                                                                                 NUMBERED PAGE
                                                                                                 -------------

         4.6      The Credit Agreement between The Duriron Company, Inc. and Bank
                  One, Dayton, N.A., dated as of November 30, 1989............                            +

         4.7      Interest Rate and Currency Exchange Agreement between the
                  Company and Barclays Bank dated November 17, 1992 PLC in the amount of $25,000,000 was filed as Exhibit 4.9 to Company's
                  Report of Form 10-K for year ended December 31, 1992.........                           *

         4.8      Loan Agreement in the amount of $25,000,000 between the
                  Company and Metropolitan Life Insurance Company dated November
                  12, 1992 was filed as Exhibit 4.10 to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1992 ....                           *

         4.9      Revolving Credit Agreement between the Company and Fifth Third
                  Bank dated November 23, 1992 in the amount of $10,000,000 ...                           +

         4.10     Revolving Credit Agreement between the Company and First of America
                  Bank - Michigan, N.A. in the amount of $20,000,000 and dated August 22,
                  1995.........................................................                           +

(10)     MATERIAL CONTRACTS:  (See Footnote "a")

         10.1     The Duriron Company, Inc. Incentive Compensation Plan (the "Incentive
                  Plan") for Senior Executives, as amended and restated effective
                  January 1, 1994, was filed as Exhibit 10.1 to the Company's Annual Report
                  on Form 10-K for the year ended December 31, 1993............                           *

         10.2     Amendment No. 1 to the Incentive Plan was filed as Exhibit 10.2 to the
                  Company'Annual Report on Form 10-K for the year ended December
                  31, 1995.....................................................                           *



                                                                                                   LOCATED AT
                                                                                                    MANUALLY
                                                                                                 NUMBERED PAGE
                                                                                                 -------------
         10.3     The Duriron Company, Inc. Supplemental Pension Plan for
                  Salaried Employees was filed with the Commission as
                  Exhibit 10.4 to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1987.............................                           *

         10.4     The Duriron Company, Inc. amended and restated Director Deferral
                  Plan was filed as Attachment A to the Company's definitive 1996
                  Proxy Statement filed with the Commission on March 10, 1996..                           *

         10.5     Form of Employment Agreement ("Employment Agreement") between The
                  Duriron Company, Inc. and each of the current officers was filed as
                  Exhibit 10.4 to the Company's Annual Report on Form 10-K for year
                  ended December 31, 1992.......................................                          *

         10.6     Form of Amendment No. 1 to Employment Agreement was filed as Exhibit
                  10.6 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1995.............................................                          *

         10.7     The Duriron Company, Inc. First Master Benefit Trust Agreement dated
                  October 1, 1987 was filed as Exhibit 10.24 to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1987.....                           *

         10.8     Amendment #1 to the first Master Benefit Trust Agreement dated October
                  1, 1987 was filed as Exhibit 10.24 to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 1993...............                           *

         10.9     Amendment #2 to First Master Benefit Trust Agreement was filed as
                  Exhibit 10.25 to the Company's Annual Report on Form 10-K for the
                  year ended December 31, 1993..................................                          *

         10.10    The Duriron Company, Inc. Second Master Benefit Trust Agreement dated
                  October 1, 1987 was filed as Exhibit 10.12 to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1987.....                           *


                                                                                                   LOCATED AT
                                                                                                    MANUALLY
                                                                                                 NUMBERED PAGE
                                                                                                 -------------
         10.11    First Amendment to Second Master Benefit Trust Agreement was
                  filed as Exhibit 10.26 to the Company's Annual Report on Form
                  10-K for the year ended December 31, 1993.....................
                                                                                                          *

         10.12    The Duriron Company, Inc. Long-Term Incentive Plan (the "Long-Term
                  Plan"), as amended and restated effective November 1, 1993 was filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K
                  for the year ended December 31, 1993..........................                          *

         10.13    Amendment No. 1 to the Long-Term Plan was filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1995.............................................                          *

         10.14    The Duriron Company, Inc. 1989 Stock Option Plan as amended and restated April 23, 1991 was filed as Exhibit 10.11 to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1991 .........................................................                          *

         10.15    The Duriron Company, Inc. 1989 Restricted Stock Plan (the "Restricted
                  Stock Plan") as amended and restated effective April 23, 1991, was filed as Exhibit 10.12 to the Company's Annual Report on Form
                  10-K for the year ended December 31, 1991 .......                                       *

         10.16    Amendment #1 to the Restricted Stock Plan was filed as Exhibit
                  10.20 to the Company's Annual Report on Form 10-K for the year
                  ended December 31, 1992.......................................                          *

         10.17    Amendment #2 to the Restricted Stock Plan was filed as Exhibit
                  10.27 to the Company's Annual Report on Form 10-K for the year
                  ended December 31, 1994.......................................                          *

         10.18    Amendment #3 to the Restricted Stock Plan was filed as Exhibit
                  10.18 to the Company's Annual Report on Form 10-K for the year
                  ended December 31, 1995.......................................                          *


                                                                                                   LOCATED AT
                                                                                                    MANUALLY
                                                                                                 NUMBERED PAGE
                                                                                                 -------------
         10.19    Amendment #4 to the Restricted Stock Plan was filed as Exhibit
                  10.19 to the Company's Annual Report on Form 10-K for the year
                  ended December 31, 1995.......................................                          *

         10.20    The Duriron Company, Inc. Retirement Compensation Plan for
                  Directors ("Director Retirement Plan") was filed as Exhibit
                  10.15 on the Company's Annual Report to Form 10-K for
                  the year ended December 31, 1988..............................                          *

         10.21    Amendment No. 1 to Director Retirement Plan was filed as
                  Exhibit 10.21 to the Company's Annual Report on Form 10-K
                  for the year ended December 31, 1995...........................                          *

         10.22    Reserved

         10.23    The Company's Benefit Equalization Pension Plan ("Equalization
                  Plan") was filed as Exhibit 10.16 to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1989......                          *

         10.24    Amendment #1 dated December 15, 1992 to the Equalization Plan was filed as Exhibit 10.18 to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 1992................                          *

         10.25    The Company's Equity Incentive Plan as amended and restated
                  effective July 21, 1995 was filed as Exhibit 10.25 to the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 1995.............................................                          *

         10.26    Supplemental Pension Agreement between the Company and
                  William M. Jordan dated January 18, 1993 was filed as
                  Exhibit 10.15 to the Company's Annual Report on Form 10-K
                  for the year ended December 31, 1992..........................                          *




                                                                                                   LOCATED AT
                                                                                                    MANUALLY
                                                                                                 NUMBERED PAGE
                                                                                                 -------------
         10.27    1979 Stock Option Plan, as amended and restated April 23,
                  1991, and Amendment #1 thereto dated December 15, 1992, was filed as Exhibit 10.17 to the Company's Annual Report on Form
                  10-K for the year ended December 31, 1992 ...................                           *

         10.28    Deferred Compensation Plan for Executives was filed as Exhibit
                  10.19 to the Company's Annual Report on Form 10-K for the year
                  ended December 31, 1992 .....................................                           *

         10.29    Executive Life Insurance Plan of The Duriron Company, Inc. was
                  filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K
                  for the year ended December 31, 1995.........................                           *

         10.30    Executive Long-Term Disability Plan of The Duriron Company, Inc.
                  was filed as Exhibit 10.30 to the Company's Annual Report on Form
                  10-K for the year ended December 31, 1995....................                           *

         10.31    Consulting Agreement between James S. Ware and Durametallic
                  Corporation dated April 21, 1991 was filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year end
                  December 31, 1995.............................................                          *

         10.32    Senior Executive Death Benefit Agreement between James S. Ware and Durametallic dated April 12, 1991 was filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1995............................................                           *

         10.33    Executive Severance Agreement between James S. Ware and Durametallic
                  Corporation dated January 6, 1994 was filed as Exhibit 10.33 to the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 1995............................................                           *



                                                                                                   LOCATED AT
                                                                                                    MANUALLY
                                                                                                 NUMBERED PAGE
                                                                                                 -------------
         10.34    Agreement between James S. Ware and the Company dated September 11,
                  1995 was filed as Exhibit 10.34 to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 1995...............                           *

         10.35    Agreement and Plan of Merger Among The Duriron Company, Inc.,
                  Wolverine Acquisition Corporation and Durametallic
                  Corporation, dated as of September 11, 1995 was filed as Annex
                  A on the Form S-4 Registration Statement filed by the Company
                  on September 11, 1995.........................................                          *

         10.36    Split-Dollar Life Insurance Agreement between the Company and
                  James S. and Sheila D. Ware Irrevocable Trust II signed
                  March 6, 1996................................................                          19


(27)     FINANCIAL DATA SCHEDULE

         27.1     Financial Data Schedule (submitted for the SEC's
                   information).................................................                         24

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
