Form 10-Q
period 1996-06-30
DURIRON CO INC
filed 1996-08-13
CIK 30625

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                       ----------------------------------


                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                       ----------------------------------


 For Quarter Ended June 30, 1996             Commission File Number 0-325
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

                                   31-0267900
                                   ----------
                     (I.R.S. Employer Identification Number)

 3100 Research Boulevard, Dayton, Ohio                           45420
 -------------------------------------                           -----
 (Address of principal executive offices)                      (Zip Code)

(Registrant's telephone number, including area code)       (513) 476-6100
                                                            -------------


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

                                            YES    X               NO
                                                 -----                 ----

Shares of Common Stock, $1.25 par value, outstanding as of June 30,
1996..........24,564,621

                          PART I: Financial Information

                            THE DURIRON COMPANY, INC.
                        Consolidated Statement of Income
                      Quarters Ended June 30, 1996 and 1995
                  (dollars in thousands except per share data)

                                            1996       1995
                                          --------   --------
Net sales                                 $151,071   $131,096

Costs and expenses:
  Cost of sales                             88,463     78,521
  Selling and administrative                36,871     33,551
  Research, engineering and development      3,973      3,638
  Interest                                   1,469      1,124
  Other, net                                 1,343      1,356
  Restructuring                              5,778       --
                                          --------   --------

                                           137,897    118,190

Earnings before income taxes                13,174     12,906

Provision for income taxes                   4,259      4,884


Net earnings                              $  8,915   $  8,022
                                          ========   ========


Earnings per share                        $   0.36   $   0.32
                                          ========   ========












                            (See accompanying notes)

                            THE DURIRON COMPANY, INC.
                        Consolidated Statement of Income
                     Six Months Ended June 30, 1996 and 1995
                  (dollars in thousands except per share data)

                                            1996       1995
                                          --------   --------
Net sales                                 $300,265   $253,760

Costs and expenses:
  Cost of sales                            177,743    150,977
  Selling and administrative                73,331     65,185
  Research, engineering and development      8,242      7,300
  Interest                                   2,863      2,449
  Other, net                                 3,080      2,651
  Restructuring                              5,778       --
                                          --------   --------

                                           271,037    228,562

Earnings before income taxes                29,228     25,198

Provision for income taxes                  10,199      9,518
                                          --------   --------


Net earnings                              $ 19,029   $ 15,680
                                          ========   ========


Earnings per share                        $   0.77   $   0.63
                                          ========   ========












                            (See accompanying notes)

                            THE DURIRON COMPANY, INC.
                           Consolidated Balance Sheet
                  (dollars in thousands except per share data)

                                                    June 30,   December 31,
ASSETS                                                1996        1995
                                                   ---------    ---------

Current assets:
  Cash and cash equivalents                        $  15,675    $  19,434
  Accounts receivable                                110,901      103,963
  Inventories                                        105,342       93,155
  Prepaid expenses                                    12,910        8,170
                                                   ---------    ---------

    Total current assets                             244,828      224,722

Property, plant and equipment, at cost               252,269      247,975
  Less accumulated depreciation and amortization     151,267      144,252
                                                   ---------    ---------

    Net property, plant and equipment                101,002      103,723

Intangibles and other assets                          68,584       66,928
                                                   ---------    ---------

Total assets                                       $ 414,414    $ 395,373
                                                   =========    =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                 $  31,701    $  31,499
  Notes payable                                        8,031        3,723
  Income taxes                                         5,466        3,448
  Accrued liabilities                                 47,518       44,455
  Long-term debt due within one year                   6,518        6,597
                                                   ---------    ---------

    Total current liabilities                         99,234       89,722

Long-term debt due after one year                     46,564       51,756

Postretirement benefits and other deferred items      59,508       58,123

Shareholders' equity:
  Serial preferred stock, $1.00 par value,
    no shares issued                                    --           --
  Common stock, $1.25 par value, 24,565,000
    shares issued (24,405,000 in 1995)                30,706       30,506
  Capital in excess of par value                       8,537        6,022
  Retained earnings                                  171,414      158,754
                                                   ---------    ---------

                                                     210,657      195,282
Foreign currency and other equity
  adjustments                                         (1,549)         490
                                                   ---------    ---------

  Total shareholders' equity                         209,108      195,772
                                                   ---------    ---------

Total liabilities and shareholders' equity         $ 414,414    $ 395,373
                                                   =========    =========



                            (See accompanying notes)

                            THE DURIRON COMPANY, INC.
                      Consolidated Statement of Cash Flows
                       Six Months Ended June 30, 1996 and 1995
                             (dollars in thousands)

                                                         1996        1995
                                                       --------    --------
Increase (decrease) in cash and cash equivalents:
Operating activities:
  Net earnings                                         $ 19,029    $ 15,680
  Adjustments to reconcile net earnings to
  net cash provided by operating activities:

    Depreciation and amortization                        10,185       9,400
    Loss (gain) on the sale of fixed assets                 149          94
  Change in assets and liabilities net of
  effects of acquisitions and
  divestitures:
    Accounts receivable                                  (7,749)     (5,943)
    Inventories                                         (13,069)     (6,386)
    Prepaid expenses                                     (4,760)     (2,178)
    Accounts payable and accrued liabilities              3,764       3,462
    Income taxes                                          2,007       1,438
    Postretirement benefits and other deferred items      1,441        (489)
                                                       --------    --------

Net cash flows from operating activities                 10,997      15,078

Investing activities:
  Capital expenditures                                   (8,161)     (6,289)
  Other                                                  (2,717)       (821)
                                                       --------    --------

Net cash flows from investing activities                (10,878)     (7,110)

Financing activities:
  Net borrowings under lines-of-credit                    4,445         996
  Payments on long-term debt                             (3,720)     (2,834)
  Proceeds from long-term debt                              340         462
  Proceeds from issuance of common stock                  1,727         162
  Dividends paid                                         (6,369)     (5,059)
                                                       --------    --------

Net cash flows from financing activities                 (3,577)     (6,273)

Effect of exchange rate changes                            (301)       (708)
                                                       --------    --------

Net increase in cash and cash equivalents                (3,759)        987

Cash and cash equivalents at beginning of year           19,434      19,625
                                                       --------    --------

Cash and cash equivalents at end of period             $ 15,675    $ 20,612
                                                       ========    ========

Supplemental disclosures of
cash flow information:
Cash paid during year for:
  Interest                                             $  2,270    $  2,421
  Income taxes                                         $  8,179    $ 11,410


                              (See accompanying notes)

                            THE DURIRON COMPANY, INC.
                   Notes to Consolidated Financial Statements
        (dollars presented in tables in thousands except per share data)


1.   Inventories.
     The amount of inventories and the method of determining costs for the quarter ended June 30, 1996 and the year ended December 31, 1995 were as follows:

                                                                                     Domestic          Foreign
                                                                                    inventories       inventories         Total
                                                                                      (LIFO)            (FIFO)         inventories
                                                                                    ------------------------------------------------
      June 30, 1996
              Raw materials                                                       $      3,154      $      3,898     $        7,052
              Work in process and finished goods                                        57,824            40,466             98,290
                                                                                    -----------       -----------      -------------
                                                                                  $     60,978      $     44,364     $      105,342
                                                                                    ===========       ===========      =============
      December 31, 1995
              Raw materials                                                       $      2,642      $      3,282    $         5,924
               Work in process and finished goods                                       48,857            38,374             87,231
                                                                                    -----------       -----------      -------------
                                                                                  $     51,499      $     41,656     $       93,155
                                                                                    ===========       ===========      =============

     LIFO inventories at current cost are $37,904,000 and $36,127,000 higher than reported at June 30, 1996 and December 31, 1995, respectively.



2. Shareholders' equity. There are authorized 60,000,000 shares of $1.25 par value common stock and 1,000,000 shares of $1.00 par value preferred stock. Changes during the six months ended June 30, 1996 and 1995 were as follows:

                                                                   Capital in                      Foreign Currency       Total
                                                     Common         excess of        Retained       & Other Equity     shareholders'
                                                      stock         par value        earnings         adjustments         equity
                                                    --------------------------------------------------------------------------------
      Balance at December 31, 1994                $    30,427     $     5,577     $    138,837      $       (488)    $      174,353

      Net earnings                                                                      15,680                               15,680
      Cash dividends                                                                    (5,059)                              (5,059)
      Retirement of common stock (3,433 shares)            (4)            (14)             (21)                                 (39)
      Net shares issued (37,251) under stock               47             199                                 35                281
      plans
      Foreign currency translation adjustment                                                              1,455              1,455
                                                    ----------      ----------      -----------       -----------      -------------
      Balance at June 30, 1995                    $    30,470     $     5,762     $    149,437      $      1,002     $      186,671
                                                    ==========      ==========      ===========       ===========      =============


      Balance at December 31, 1995                $    30,506     $     6,022     $    158,754      $        490     $      195,772

      Net earnings                                                                      19,029                               19,029
      Cash dividends                                                                    (6,369)                              (6,369)
      Net shares issued (159,621) under stock             200           2,515                               (988)             1,727
      plans
      Foreign currency translation adjustment                                                             (1,051)            (1,051)
                                                    ----------      ----------      -----------       -----------      -------------
      Balance at June 30, 1996                    $    30,706     $     8,537     $    171,414      $     (1,549)    $      209,108
                                                    ==========      ==========      ===========       ===========      =============


         As of June 30, 1996, 1,227,221 shares of common stock were reserved for exercise of stock options and grants of restricted shares.

3.       Dividends.

         Dividends paid during the quarters ended June 30, 1996 and 1995 were based on 24,547,672 and 24,364,974, respectively, common shares outstanding on the applicable dates of record.

4.       Earnings per share.

         Earnings per share for the six months ended June 30, 1996 and 1995 were based on average common shares and common share equivalents outstanding of 24,824,170 and 24,705,231, respectively.

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

         The Company is a defendant in numerous pending lawsuits (which include, in many cases, multiple claimants) which seek to recover damages for alleged personal injury allegedly resulting from exposure to asbestos containing products formerly manufactured and distributed by the Company. A high percentage of these claims was assumed by the Company in 1995 as the result of the merger of Durametallic Corporation. All such products were used within self-contained process equipment, and management does not believe that there was any emission of ambient asbestos fiber during the use of this equipment. As of December 31, 1995, the Company has resolved numerous claims at an average of about $120 per claim, the cost of which was fully paid by insurance. The Company continues to have a substantial amount of available insurance from financially solvent carriers to cover the cost of both defending and resolving the claims.

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

7.       Restructuring

         The Company recognized a restructuring charge of $5.8 million, or $.12 per share after tax, during the second quarter of 1996 to consolidate Duriron and its rectntly acquired Durametallic operations in Europe and Australia. The restructuring charge resulted in termination costs of $3.2 million and exit costs of $2.6 million.

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

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

     Capital Resources and Liquidity - Six Months Ended June 30, 1996

         The Company's capital structure, consisting of long-term debt, deferred items and shareholders' equity, continues to enable the Company to finance short-and long-range business objectives. At June 30, 1996, long-term debt was 14.8% of the Company's capital structure, compared to 16.9% at December 31, 1995. Based upon annualized 1996 results, the interest coverage ratio of the Company's indebtedness was 11.2 at June 30, 1996, compared with 10.7 for the twelve months ended December 31, 1995.

         The return on average net assets at June 30, 1996 was 13.1% based upon 1996 annualized results, compared to 11.5% at December 31, 1995. Annualized return on average shareholders' equity was 18.8% at June 30, 1996, compared to 16.6% at December 31, 1995. Increases in these returns, despite the impact of a restructuring charge in the second quarter of 1996, reflect the Company's improved level of profitability. Management continues to focus on improving its performance in these areas.

         Capital spending in 1996 is expected to be approximately $17.5 million, compared with $13.3 million in 1995. The 1996 expenditures will be invested in new and replacement products, international market development and general manufacturing equipment upgrades.

         The Company's liquidity position is reflected in a current ratio of 2.5 to 1 at June 30, 1996. This compares to 2.5 to 1 at December 31, 1995. Cash in excess of current requirements was invested in high-grade, short-term securities. Cash and amounts available under borrowing arrangements will be adequate to fund operating needs and capital expenditures through the coming year.

         On July 26, 1996, the Company announced that its Board of Directors had authorized the purchase in the open market and through negotiated transactions of up to 2.4 million of its shares of Common Stock at an aggregate purchase price not to exceed $50 million. It is the Company's intent to repurchase the shares quickly and as long as market conditions remain favorable. The maximum number of shares covered by the authorization represents up to almost 10% of the number of outstanding shares. It is anticipated that the repurchase program will be funded with excess cash, existing lines of credit and additional external borrowings.

     Results of Operations - Six Months Ended June 30, 1996

         Net sales for the six months ended June 30, 1996 were a record of $300.3 million. This compares with net sales of $253.8 million in the same period in 1995. The 18% increase in net sales reflects strong global shipments from all business units and across all geographic regions. Foreign contributions to consolidated net sales were 33.4% and 33.0% for the six month periods ended June 30, 1996 and 1995, respectively. Total net sales to foreign customers including export sales from the U.S. were 40.7% and 37.8% for the first six months of 1996 and 1995, respectively. The increase in foreign contributions reflects higher levels of shipments into the European, Asian and Latin American markets.

         Incoming business was a record $310.3 million for the first six months of 1996. This reflects an increase of 15% over the same period in 1995. The record level of incoming business is expected to continue through 1996. The 1996 incoming business level reflected strong activity throughout the global organization. Incoming business in the international markets was particularly strong during the first half of 1996 compared with 1995. Backlog at June 30, 1996 was $110.9 million, compared with a backlog of $101.4 million at December 31, 1995. The Company remains committed to its program of reducing throughput time and meeting customer request dates for deliveries.

         The gross profit margin was 40.8% for the six months ended June 30, 1996. This compares to 40.5% for the same period in 1995. The improvement in the margin reflects improved pricing and the impact of the Company's continued emphasis on cost control. In addition, burden absorption improved due to the higher levels of plant utilization.

         Selling and administrative expenses as a percentage of net sales for the six months ended June 30, 1996 were 24.4%, compared to 25.7% for the same period in 1995. The decrease in expense as a percentage of net sales is consistent with the Company's plan to further leverage expense in 1996 while continuing to invest in the development and growth of international operations. Selling and administrative expense in dollars increased between periods due to higher commission payments on large project shipments, global market development and general wage increases.

         Research, engineering and development expense as a percentage of net sales the six months ended June 30, 1996 was 2.7%, compared with 2.9% for the same period in 1995. The expense level during the first half of 1996 reflects the Company's continued investment in new products and production processes.

         Other expense was $3.1 million for the six month period ended June 30, 1996, compared to $2.7 million for the same period in 1995. The increase in expense reflects higher levels of long and short term incentive compensation expense as the Company achieved record financial results.

         The Company recognized a restructuring charge of $5.8 million before income taxes, or $.12 per share after tax, during the second quarter of 1996 to consolidate Duriron and its recently acquired Durametallic operations in Europe and Australia. Durametallic operations in Belgium, Germany, Italy, France and Australia will be combined with larger and more efficient Duriron facilities during the second half of 1996. The restructuring was a part of the plan to obtain positive synergies between the two companies. The savings associated with the plan will be immediate since the facilities had been unprofitable for many years and fixed operating costs will be permanently reduced. Annual savings associated with the personnel reductions alone will amount to approximately $1.5 million. The restructuring plan is expected to result in the termination of approximately 55 employees at a cost of $3.2 million. In addition, exit costs associated with the plant closings are estimated at $2.6 million. The restructuring activities are expected to be funded with operating cash flows. Additional costs to fully implement the reorganization plan of approximately $.02-$.03 per share will be recorded as period costs and categorized into cost of sales and administrative expense in the second half of 1996. These future costs relate to moving equipment and cross-training employees to support ongoing operations at the Duriron facilities.

         The effective tax rate for the six months ended June 30, 1996 was 34.9%, compared with 37.8% in 1995. The lower 1996 effective tax rate includes benefits associated with restructuring the Company's German entities and other tax benefits of the aforementioned restructuring. Excluding the tax impact on the restructuring, the tax rate for the 1996 was 37.0%. The reduction in the 1996 tax rate excluding the impact of the restructuring reflects the recognition of tax loss carryforwards in the Company's Asia Pacific and European operations.

         Earnings from operations for the six months ended June 30, 1996 were a record $22.0 million, or $.89 per share, before the restructuring of $3.0 million after tax, or $.12 per share. This reflects a 41% increase in profits over 1995 earnings of $15.7 million, or $.63 per share. Including the restructuring, net earnings of $19.0 million remained at a record level and exceeded the prior year by 21%. The increase in profits reflects the combination of strong business and leveraging of expenses. The impact of the merger with Durametallic continued to be accretive to earnings per share in the second quarter of 1996.

     Results of Operations - Three Months Ended June 30, 1996

         Net sales for the three months ended June 30, 1996 were a record of $151.1 million, compared to net sales of $131.1 million for the same period in 1995. The 15% increase in net sales reflects strong global shipments from all operations and across all geographic regions. Foreign contributions to consolidated net sales were 33.4% and 32.9% for the three month periods ended June 30, 1996 and 1995, respectively. Total net sales to foreign customers including export sales from the U.S. were 41.2% and 37.2% for the second quarter of 1996 and 1995, respectively. The increase in foreign contributions reflects higher levels of export sales and shipments into the Asian and Latin American markets.

         Incoming business was $153.3 million in the second quarter of 1996. This reflects an increase of 7% over a prior record incoming business level of $143.7 million during the same period in 1995. The 1996 incoming business level reflected strong activity throughout the global organization. Incoming business in the European and Latin American markets was particularly strong during the second quarter of 1996 compared with 1995. Backlog at June 30, 1996 was $110.9 million, compared with a backlog of $101.4 million at December 31, 1995.

         The gross profit margin was a record 41.4% for the three months ended June 30, 1996. This compares to 40.1% for the same period in 1995. The improvement in the margin reflects better pricing, improved burden absorption related to higher levels of plant utilization and the impact of the Company's continued emphasis on cost control.

         Selling and administrative expenses as a percentage of net sales for the three months ended June 30, 1996 were 24.4%, compared to 25.6% for the same period in 1995. The decrease in expense as a percentage of net sales is consistent with the Company's plan to further leverage expense in 1996 while continuing to invest in the development and growth of international operations. Selling and administrative expense in dollars increased between periods due to higher commission payments on large project shipments and global market development.

         Research, engineering and development expense for the three months ended June 30, 1996 was $4.0 million, compared with $3.6 million for the same period in 1995. The expense level during the second quarter of 1996 reflects the Company's continued investment in new products and production processes.

         The Company recognized a restructuring charge of $5.8 million before income taxes, or $.12 per share after tax, during the second quarter of 1996 to consolidate Duriron and its recently acquired Durametallic operations in Europe and Australia. For further information, reference the previous paragraph on the same topic located in the review of operations for the first six months of 1996.

         The effective tax rate for the second quarter of 1996 was 32.3%, compared with 37.8% in 1995. The lower second quarter 1996 tax rate includes benefits associated with restructuring the Company's German fiscal entities and other tax benefits of the aforementioned restructuring. Excluding the tax impact on the restructuring, the tax rate for the second quarter was 37.0%. The reduction in tax rate from 1995 excluding the impacts of the restructuring reflects the recognition of tax loss carryforwards in the Company's Asia Pacific and European operations.

         Earnings from operations for the three months ended June 30, 1996 were a record $11.9 million, or $.48 per share, before the restructuring of $3.0 million after tax, or $.12 per share. This reflects a 49% increase in profits over 1995 earnings of $8.0 million, or $.32 per share. Including the restructuring, 1996 net earnings of $8.9 million were 11% above the prior year earnings. The increase in profits reflects the combination of strong business and leveraging of expenses. The impact of the merger with Durametallic continued to be accretive to earnings per share in the second quarter of 1996. Net earnings for future quarters of 1996 and thereafter are uncertain and dependent on general worldwide economic conditions in the Company's major markets and their strong impact on the level of incoming business activity.

                                     PART II

                                OTHER INFORMATION

ITEM 1            Not Applicable During Reporting Period

ITEM 2 On July 26, 1996, the Board of Directors of the Company approved an amendment (the "Amendment") to the Company's Rights Agreement which has the effect of extending the expiration date of this Rights Agreement from August 13, 1996 to August 13, 2006. The Amendment also made several other technical modifications to the Rights Agreement. The Amendment has the effect of extending the rights (the "Rights") of holders of the Company's common stock to purchase a series of Participating Preferred Stock to be newly issued by the Company if an "Acquiring Person" takes certain defined steps without approval of the Company's Board of Directors, which could lead to a change of control of the Company, all as subject to and as more clearly defined in the Rights Agreement. A copy of the Amendment is filed as Exhibit 4.5 hereto. The Amendment could have certain anti-takeover effects since the issuance of the Rights will cause substantial dilution to a person or group who attempts to acquire the Company on terms not approved by the Company's Board of Directors.

ITEM 3            Not Applicable During Reporting Period

ITEM 4 On April 25, 1996, the 1996 Annual Meeting of Shareholders was held. The following directors were reelected at this meeting in accordance with the following shareholder voting results:

                            Name of Director                Votes For                Votes Withheld
                            ----------------                ---------                --------------
                            J.S. Haddick                    21,833,097                  32,545
                            K.E. Sheehan                    21,830,153                  35,488
                            J.S. Ware                       21,836,217                  29,425
                            R.E. White                      21,832,589                  33,053

                  Shareholders also approved the appointment of Ernst & Young LLP as the Company's independent auditors for 1996 by the following vote tabulation: 21,755,890-for; 77,277-against; and 32,474-abstain. Other directors whose term of office continued after the meeting are R.E. Frazier, D.C. Harris, W.M. Jordan, H.K. Coble, E. Green, R.L. Molen and J.F. Schorr.

ITEM 5            Not Applicable During Reporting Period

ITEM 6            Exhibits and Reports on Form 10K

                           (a)   The following Exhibits are attached hereto:
                                     4.5    Amendment to Rights Agreement dated
                                            August 1, 1996

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

         4.2      Lease agreement, indenture of trust, and guaranty agreement, all executed on June 1, 1978 in connection with 7-3/8%
                  Industrial Development Revenue Bonds, Series B, City of
                  Cookeville, Tennessee..........................................................         +

         4.3      Lease agreement, indenture of mortgage and
                  agreement, lessee guaranty agreement, and
                  letter of representation and indemnity
                  agreement, all dated as of December 1, 1983
                  and executed in connection with the Industrial
                  Development Revenue Bonds (1983 The Duriron
                  Company, Inc. Project), Erie Company,
                  New York Industrial Development Agency
                  were filed with the Commission as Exhibit
                  4.4 to the Company's Report on Form 10-K
                  for the year ended December 31, 1983...........................................         *

         4.4      Form of Rights Agreement dated as of August 1,
                  1986 between The Duriron Company, Inc. and Bank
                  One, Indianapolis, National Association, as
                  Rights Agent was filed as an Exhibit to the
                  Company's Form 8-A dated August 13, 1986.......................................         *

         4.5      Amendment to Rights Agreement dated August 1, 1996.............................        23

                                                                                                       LOCATED AT
                                                                                                        MANUALLY
                                                                                                     NUMBERED PAGE
                                                                                                     -------------
         4.6      Loan Agreement, dated as of March 19, 1987, between The
                  Duriron Company, Inc. and Metropolitan Life Insurance Company,
                  including the form of Promissory Note delivered in connection therewith, was filed with the Commission as Exhibit 7 to the
                  Company's Current Report on Form 8-K dated April 6, 1987.......................         *

         4.7      The Credit Agreement between The Duriron
                  Company, Inc. and Bank One, Dayton, N.A.,
                  dated as of November 30, 1989..................................................         +

         4.8      Interest Rate and Currency Exchange Agreement between the
                  Company and Barclays Bank dated November 17, 1992 PLC in the amount of $25,000,000 was filed as Exhibit 4.9 to Company's
                  Report of Form 10-K for year ended December 31, 1992...........................         *

         4.9      Loan Agreement in the amount of $25,000,000 between the
                  Company and Metropolitan Life Insurance Company dated November
                  12, 1992 was filed as Exhibit 4.10 to the Company's Annual
                  Report on Form 10-K for the year ended
                  December 31, 1992 .............................................................         *

         4.10     Revolving Credit Agreement between the
                  Company and Fifth Third Bank dated
                  November 23, 1992 in the amount of
                  $10,000,000 ...................................................................         +

         4.11     Revolving Credit Agreement between the Company
                  and First of America Bank - Michigan, N.A. in the
                  amount of $20,000,000 and dated August 22, 1995................................         +

(10)     MATERIAL CONTRACTS:  (See Footnote "a")

         10.1     The Duriron Company, Inc. Incentive Compensation
                  Plan (the "Incentive Plan") for Senior Executives,
                  as amended and restated effective January 1, 1994,
                  was filed as Exhibit 10.1 to the Company's Annual Report
                  on Form 10-K for the year ended December 31, 1993..............................         *

                                                                                                       LOCATED AT
                                                                                                        MANUALLY
                                                                                                     NUMBERED PAGE
                                                                                                     -------------

         10.2     Amendment No. 1 to the Incentive Plan was filed as
                  Exhibit 10.2 to the Company'Annual Report on Form
                  10-K for the year ended December 31, 1995......................................         *

         10.3     The Duriron Company, Inc. Supplemental Pension
                  Plan for Salaried Employees was filed with the Commission as
                  Exhibit 10.4 to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1987...............................................         *

         10.4     The Duriron Company, Inc. amended and
                  restated Director Deferral Plan was filed as Attachment A to the Company's definitive 1996 Proxy Statement filed with the
                  Commission on March 10, 1996...................................................         *

         10.5     Form of Employment Agreement ("Employment
                  Agreement") between The Duriron Company, Inc.
                  and each of the current officers was filed as
                  Exhibit 10.4 to the Company's Annual Report
                  on Form 10-K for year ended December 31, 1992..................................         *

         10.6     Form of Amendment No. 1 to Employment
                  Agreement was filed as Exhibit 10.6 to the Company's
                  Annual Report on Form 10-K for the year ended
                  December 31, 1995..............................................................         *

         10.7     The Duriron Company, Inc. First Master Benefit
                  Trust Agreement dated October 1, 1987 was filed
                  as Exhibit 10.24 to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 1987.................................         *

         10.8     Amendment #1 to the first Master Benefit Trust Agreement dated
                  October 1, 1987 was filed as Exhibit 10.24 to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1993...........................................................................         *

         10.9     Amendment #2 to First Master Benefit Trust
                  Agreement was filed as Exhibit 10.25 to the
                  Company's Annual Report on Form 10-K for the
                  year ended December 31, 1993...................................................         *

                                                                                                       LOCATED AT
                                                                                                        MANUALLY
                                                                                                     NUMBERED PAGE
                                                                                                     -------------

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

         10.12    The Duriron Company, Inc. Long-Term Incentive
                  Plan (the "Long-Term Plan"), as amended and
                  restated effective November 1, 1993 was filed as
                  Exhibit 10.8 to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 1993.................................         *

         10.13    Amendment No. 1 to the Long-Term Plan was filed
                  as Exhibit 10.13 to the Company's Annual Report
                  on Form 10-K for the year ended December 31,
                  1995...........................................................................         *

         10.14    The Duriron Company, Inc. 1989 Stock Option Plan
                  as amended and restated April 23, 1991 was filed
                  as Exhibit 10.11 to the Company's Annual Report
                  on Form 10-K for the year ended December 31,
                  1991 ..........................................................................         *

         10.15    The Duriron Company, Inc. 1989 Restricted Stock
                  Plan (the "Restricted Stock Plan") as amended and
                  restated effective April 23, 1991, was filed as Exhibit
                  10.12 to the Company's Annual Report on Form
                  10-K for the year ended December 31, 1991 .....................................         *

         10.16    Amendment #1 to the Restricted Stock Plan was filed as Exhibit
                  10.20 to the Company's Annual Report on Form 10-K for the year
                  ended December 31, 1992........................................................         *

         10.17    Amendment #2 to the Restricted Stock Plan was filed as Exhibit
                  10.27 to the Company's Annual Report on Form 10-K for the year
                  ended December 31, 1994........................................................         *

                                                                                                       LOCATED AT
                                                                                                        MANUALLY
                                                                                                     NUMBERED PAGE
                                                                                                     -------------
         10.18    Amendment #3 to the Restricted Stock Plan was filed as Exhibit
                  10.18 to the Company's Annual Report on Form 10-K for the year
                  ended December 31, 1995........................................................         *

         10.19    Amendment #4 to the Restricted Stock Plan was filed as Exhibit
                  10.19 to the Company's Annual Report on Form 10-K for the year
                  ended December 31, 1995........................................................         *

         10.20    The Duriron Company, Inc. Retirement
                  Compensation Plan for Directors ("Director
                  Retirement Plan") was filed as Exhibit 10.15 on
                  the Company's Annual Report to Form 10-K for
                  the year ended December 31, 1988...............................................         *

         10.21    Amendment No. 1 to Director Retirement Plan
                  was filed as Exhibit 10.21 to the Company's
                  Annual Report on Form 10-K for the year ended
                  December 31, 1995..............................................................         *

         10.22    Reserved

         10.23    The Company's Benefit Equalization Pension
                  Plan ("Equalization Plan") was filed as Exhibit
                  10.16 to the Company's Annual Report on Form
                  10-K for the year ended December 31, 1989......................................         *

         10.24    Amendment #1 dated December 15, 1992 to the Equalization Plan was filed as Exhibit 10.18 to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 1992.................................         *

         10.25    The Company's Equity Incentive Plan as amended and restated
                  effective July 21, 1995 was filed as Exhibit 10.25 to the
                  Company's Annual Report on Form 10-K for the year ended December 31, 1995......         *

         10.26    Supplemental Pension Agreement between the
                  Company and William M. Jordan dated
                  January 18, 1993 was filed as Exhibit 10.15
                  to the Company's Annual Report on Form 10-K
                  for the year ended December 31, 1992...........................................         *

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

         10.28    Deferred Compensation Plan for Executives was filed as Exhibit
                  10.19 to the Company's Annual Report on Form 10-K for the year
                  ended December 31, 1992 .......................................................         *

         10.29    Executive Life Insurance Plan of The Duriron
                  Company, Inc. was filed as Exhibit 10.29 to the
                  Company's Annual Report on Form 10-K for the
                  year ended December 31, 1995...................................................         *

         10.30    Executive Long-Term Disability Plan of The
                  Duriron Company, Inc. was filed as Exhibit 10.30
                  to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1995...............................................         *

         10.31    Consulting Agreement between James S. Ware and Durametallic
                  Corporation dated April 21, 1991 was filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1995..............................................................         *

         10.32    Senior Executive Death Benefit Agreement
                  between James S. Ware and Durametallic
                  dated April 12, 1991 was filed as Exhibit 10.32 to
                  the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1995...............................................         *

         10.33    Executive Severance Agreement between
                  James S. Ware and Durametallic Corporation dated
                  January 6, 1994 was filed as Exhibit 10.33 to the
                  Company's Annual Report on Form 10-K for the
                  year ended December 31, 1995...................................................         *

                                                                                                       LOCATED AT
                                                                                                        MANUALLY
                                                                                                     NUMBERED PAGE
                                                                                                     -------------
         10.34    Agreement between James S. Ware and the Company
                  dated September 11, 1995 was filed as Exhibit 10.34 to
                  the Company's Annual Report on Form 10-K for the
                  year ended December 31, 1995...................................................         *

         10.35    Agreement and Plan of Merger Among The Duriron Company, Inc.,
                  Wolverine Acquisition Corporation and Durametallic
                  Corporation, dated as of September 11, 1995 was filed as Annex
                  A on the Form S-4 Registration Statement filed by the Company
                  on September 11, 1995..........................................................         *

         10.36    Split-Dollar Life Insurance Agreement between the
                  Company and James S. and Sheila D. Ware Irrevocable
                  Trust II signed March 6, 1996 was filed as Exhibit 10.36 to the
                  Company's quarterly report on Form 10-Q for the quarter ended
                  March 31, 1996.................................................................         *


(27)     FINANCIAL DATA SCHEDULE

         27.1     Financial Data Schedule (submitted for the SEC's
                   information)..................................................................

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

                                                  THE DURIRON COMPANY, INC.

                                                  (Registrant)

                                               /s/ Bruce E. Hines
                                               ---------------------------------
                                                   Bruce E. Hines
                                                   Senior Vice President
                                                   Chief Administrative Officer

Date:  August 13, 1996