Form 10-Q
period 1996-09-30
DURIRON CO INC
filed 1996-11-14
CIK 30625

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


 For Quarter Ended September 30, 1996          Commission File Number 0-325
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


                                   31-0267900
                                   ----------
                     (I.R.S. Employer Identification Number)


  3100 Research Boulevard, Dayton, Ohio                        45420
  ----------------------------------------                   ----------
  (Address of principal executive offices)                   (Zip Code)


(Registrant's telephone number, including area code)           (937) 476-6100
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

                                            YES  X   NO
                                               ----    -----

Shares of Common Stock, $1.25 par value, outstanding as of September 30,
1996..........23,463,208

                          PART I: Financial Information

                            THE DURIRON COMPANY, INC.
                        Consolidated Statement of Income
                   Quarters Ended September 30, 1996 and 1995
                  (dollars in thousands except per share data)



                                                          1996           1995
                                                       ----------     ----------

Net sales                                              $ 150,169      $ 132,913

Costs and expenses:
  Cost of sales                                           88,963         80,658
  Selling and administrative                              36,230         34,000
  Research, engineering and development                    3,569          3,846
  Interest                                                 1,332          1,295
  Other, net                                               1,742         (1,145)
                                                       ---------      ---------

                                                         131,836        118,654

Earnings before income taxes                              18,333         14,259

Provision for income taxes                                 6,780          5,212
                                                       ---------      ---------


Net earnings                                           $  11,553      $   9,047
                                                       =========      =========


Earnings per share                                     $    0.47      $    0.37
                                                       =========      =========






                            (See accompanying notes)

                            THE DURIRON COMPANY, INC.
                        Consolidated Statement of Income
                 Nine Months Ended September 30, 1996 and 1995
                  (dollars in thousands except per share data)


                                              1996        1995
                                           ---------   ---------

Net sales                                  $450,434    $386,673

Costs and expenses:
  Cost of sales                             266,706     231,635
  Selling and administrative                109,560      99,184
  Research, engineering and development      11,811      11,147
  Interest                                    4,196       3,743
  Other, net                                  4,822       1,508
  Restructuring                               5,778        --
                                           --------    --------

                                            402,873     347,217

Earnings before income taxes                 47,561      39,456

Provision for income taxes                   16,978      14,730
                                           --------    --------


Net earnings                               $ 30,583    $ 24,726
                                           ========    ========


Earnings per share                         $   1.24    $   1.00
                                           ========    ========




                            (See accompanying notes)

                            THE DURIRON COMPANY, INC.
                           Consolidated Balance Sheet
                  (dollars in thousands except per share data)



                                                   September 30, December 31,
ASSETS                                                  1996         1995
                                                     --------    -----------

Current assets:
  Cash and cash equivalents                         $  17,544     $  19,434
  Accounts receivable                                 111,237       103,963
  Inventories                                         106,857        93,155
  Prepaid expenses                                     11,630         8,170
                                                    ---------     ---------

    Total current assets                              247,268       224,722

Property, plant and equipment, at cost                255,513       247,975
  Less accumulated depreciation and amortization      155,782       144,252
                                                    ---------     ---------

    Net property, plant and equipment                  99,731       103,723

Intangibles and other assets                           68,794        66,928
                                                    ---------     ---------

Total assets                                        $ 415,793     $ 395,373
                                                    =========     =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $  29,110     $  31,499
  Notes payable                                         3,357         3,723
  Income taxes                                          4,289         3,448
  Accrued liabilities                                  48,465        44,455
  Long-term debt due within one year                    6,234         6,597
                                                    ---------     ---------

    Total current liabilities                          91,455        89,722

Long-term debt due after one year                      73,521        51,756

Postretirement benefits and other deferred items       61,088        58,123

Shareholders' equity:
  Serial preferred stock, $1.00 par value,
    no shares issued                                     --            --
  Common stock, $1.25 par value, 24,568,000
    shares issued (24,405,000 in 1995)                 30,710        30,506
  Capital in excess of par value                        8,546         6,022
  Retained earnings                                   179,776       158,754
                                                    ---------     ---------

                                                      219,032       195,282

Treasury stock (1,105,000 shares at cost)             (28,060)         (210)
Foreign currency and other equity
  adjustments                                          (1,243)          700
                                                    ---------     ---------

  Total shareholders' equity                          189,729       195,772
                                                    ---------     ---------

Total liabilities and shareholders' equity          $ 415,793     $ 395,373
                                                    =========     =========



                            (See accompanying notes)

                            THE DURIRON COMPANY, INC.
                      Consolidated Statement of Cash Flows
                  Nine Months Ended September 30, 1996 and 1995
                             (dollars in thousands)



                                                      1996               1995
                                                      -----              ----
Increase (decrease) in cash and cash equivalents:

Operating activities:
  Net earnings                                          $ 30,583     $ 24,726
  Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Depreciation and amortization                         15,182       14,218
    Loss (gain) on the sale of fixed assets                  200           82
  Change in assets and liabilities net of
  effects of acquisitions and divestitures:
    Accounts receivable                                   (8,316)     (11,638)
    Inventories                                          (14,619)     (11,931)
    Prepaid expenses                                      (3,481)      (2,391)
    Accounts payable and accrued liabilities               2,337        8,141
    Income taxes                                             832        2,558
    Postretirement benefits and other deferred items       2,941         (635)
                                                        --------     --------

Net cash flows from operating activities                  25,659       23,130

Investing activities:
  Capital expenditures                                   (11,539)     (10,168)
  Payment for acquisitions, net of cash acquired            --        (12,206)
  Other                                                   (3,374)      (1,347)
                                                        --------     --------

Net cash flows from investing activities                 (14,913)     (23,721)

Financing activities:
  Net borrowings under lines-of-credit                      (214)       1,490
  Payments on long-term debt                              (4,042)      (3,999)
  Proceeds from long-term debt                            27,355       14,438
  Proceeds from issuance of common stock                   1,999          258
  Repurchase of common stock                             (27,850)        --
  Dividends paid                                          (9,561)      (7,593)
                                                        --------     --------

Net cash flows from financing activities                 (12,313)       4,594

Effect of exchange rate changes                             (323)        (551)
                                                        --------     --------

Net increase in cash and cash equivalents                 (1,890)       3,452

Cash and cash equivalents at beginning of year            19,434       19,625
                                                        --------     --------

Cash and cash equivalents at end of period              $ 17,544     $ 23,077
                                                        ========     ========

Supplemental disclosures of
cash flow information:
Cash paid during year for:
  Interest                                              $  3,033     $  3,352
  Income taxes                                          $ 16,137     $ 16,075


                            (See accompanying notes)

                            THE DURIRON COMPANY, INC.
                   Notes to Consolidated Financial Statements
        (dollars presented in tables in thousands except per share data)


1.   Inventories.
     The amount of inventories and the method of determining costs for the quarter ended September 30, 1996 and the year ended December 31, 1995 were as follows:

                                                          Domestic        Foreign
                                                          inventories    inventories      Total
                                                           (LIFO)         (FIFO)         inventories
                                                          ----------------------------------------

     September 30, 1996
            Raw materials                                 $  3,490       $   3,752       $  7,242
            Work in process and finished goods              58,513          41,102         99,615
                                                          ---------      ----------      ---------
                                                          $ 62,003       $  44,854       $106,857
                                                          =========      ==========      =========

     December 31, 1995
            Raw materials                                 $  2,642       $   3,282       $  5,924
            Work in process and finished goods              48,857          38,374         87,231
                                                          ---------      ----------      ---------
                                                          $ 51,499       $  41,656       $ 93,155
                                                          =========      ==========      =========

     LIFO inventories at current cost are $37,817,000 and $36,127,000 higher than reported at September 30, 1996 and December 31, 1995, respectively.



2. Shareholders' equity. There are authorized 60,000,000 shares of $1.25 par value common stock and 1,000,000 shares of $1.00 par value preferred stock. Changes during the nine months ended September 30, 1996 and 1995 were as follows:

                                                          Capital in                 Foreign currency                  Total
                                               Common     excess of      Retained    & other equity    Treasury     shareholders'
                                                stock     par value      earnings      adjustments      stock         equity
                                               ---------------------------------------------------------------------------------


     Balance at December 31, 1994              $30,427    $  5,577       $138,837    $    (429)      $    (59)      $   174,353

     Net earnings                                                          24,726                                        24,726
     Cash dividends                                                        (7,592)                                       (7,592)
     Retirement of common stock (3,433 shares)      (4)          0            (21)                                          (25)
     Net shares issued (60,578) under stock plans   75         350                         247                              672
     Net shares repurchased (4,655)                                                                      (151)             (151)
     Foreign currency translation adjustment                                             1,491                            1,491

                                               --------   ---------      ---------   ----------      ---------      ------------
     Balance at September 30, 1995             $30,498    $  5,927       $155,950    $   1,309       $   (210)      $   193,474
                                               ========   =========      =========   ==========      =========      ============


     Balance at December 31, 1995              $30,506    $  6,022       $158,754    $     700       $   (210)      $   195,772

     Net earnings                                                          30,583                                        30,583
     Cash dividends                                                        (9,561)                                       (9,561)
     Shares issued (163,339) under stock plans     204       2,524                        (483)                           2,245
     Net shares repurchased (1,104,919)                                                               (27,850)          (27,850)
     Foreign currency translation adjustment                                            (1,460)                          (1,460)

                                               --------   ---------      ---------   ----------      ---------      ------------
     Balance at September 30, 1996             $30,710    $  8,546       $179,776    $  (1,243)      $(28,060)      $   189,729
                                               ========   =========      =========   ==========      =========      ============

         As of September 30, 1996, 1,220,423 shares of common stock were reserved for exercise of stock options and grants of restricted shares.

3.       Dividends.

         Dividends paid during the quarters ended September 30, 1996 and 1995 were based on 24,556,429 and 24,380,592 respectively, common shares outstanding on the applicable dates of record.

4.       Earnings per share.

         Earnings per share for the nine months ended September 30, 1996 and 1995 were based on average common shares and common share equivalents outstanding of 24,665,447 and 24,738,288, respectively.

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

         The Company is also a defendant in several other products liability lawsuits which are insured, subject to the applicable deductibles, and certain other non-insured lawsuits received in the ordinary course of business. The Company has fully accrued the estimated loss reserve for each such lawsuit. No insurance recovery has been projected for settlement of any of the insured claims because management currently believes that all will be resolved within applicable deductibles.

         Although none of the aforementioned gives rise to any additional liability that can now be reasonably estimated, it is possible that the Company could incur additional costs in the range of $250,000 to $1,500,000 over the upcoming five years to fully resolve these matters. Although the Company has accrued the minimum end of this range as a precaution, management has no current reason to believe that any such increase is probable or quantifiable. The Company will continue to evaluate these contingent loss exposures and, if they develop, recognize expense as soon as such losses can be reasonably estimated.

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

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


     Capital Resources and Liquidity - Nine Months Ended September 30, 1996

         The Company's capital structure, consisting of long-term debt, deferred items and shareholders' equity, continues to enable the Company to finance short-and long-range business objectives. At September 30, 1996, long-term debt was 22.7% of the Company's capital structure, compared to 16.9% at December 31, 1995. The increase in long-term debt reflected additional borrowings needed to fund the share repurchase program (see paragraph 5 of Capital Resources and Liquidity for further information about the repurchase program). Based upon annualized 1996 results, the interest coverage ratio of the Company's indebtedness was 12.3 at September 30, 1996, compared with 10.7 for the twelve months ended December 31, 1995.

         The return on average net assets at September 30, 1996 was 13.8% based upon 1996 annualized results (including the impact of the second quarter restructuring charge), compared to 11.5% at December 31, 1995. Annualized return on average shareholders' equity was 20.5% (including this charge) at September 30, 1996, compared to 16.6% at December 31, 1995. Increases in these returns, despite the impact of a restructuring charge in the second quarter of 1996, reflect the Company's improved level of profitability. Management continues to focus on improving its performance in these areas.

         Capital spending in 1996 is expected to be approximately $17.5 million, compared with $13.3 million in 1995. The 1996 expenditures will be invested in new and replacement products, international market development and general manufacturing equipment upgrades.

         The Company's liquidity position is reflected in a current ratio of 2.7 to 1 at September 30, 1996. This compares to 2.5 to 1 at December 31, 1995. Cash in excess of current requirements was invested in high-grade, short-term securities. The Company is in the final stages of negotiating a $100 million revolving credit agreement to provide permanent financing for the stock repurchase program and future general purposes. Cash and amounts available under these borrowing arrangements will be adequate to fund operating needs and capital expenditures through the remainder of the year.

         On July 26, 1996, the Company announced that its Board of Directors had authorized the purchase in the open market and through negotiated transactions of up to 2.4 million of its shares of Common Stock at an aggregate purchase price not to exceed $50 million. It is the Company's intent to repurchase the shares quickly and as long as market conditions remain favorable. The maximum number of shares covered by the authorization represents up to almost 10% of the number of outstanding shares. Under the share repurchase program, the Company repurchased 1.1 million shares at price of $27.8 million during the third quarter of 1996. Revolving credit agreements were utilized to fund the repurchase.

     Results of Operations - Nine Months Ended September 30, 1996

         Net sales for the nine months ended September 30, 1996 were a record of $450.4 million. This compares with net sales of $386.7 million in the same period in 1995. The 16% increase in net sales reflects strong global shipments from all business units and across all geographic regions. Foreign contributions to consolidated net sales were 33.7% and 33.0% for the nine month periods ended September 30, 1996 and 1995, respectively. Total net sales to foreign customers including export sales from the U.S. were 41.2% and 37.9% for the first nine months of 1996 and 1995, respectively. The increase in foreign contributions reflects higher levels of shipments into the European, Asian and Latin American markets.

         Incoming business was a record $459.0 million for the first nine months of 1996. This reflects an increase of 12% over the same period in 1995. The record level of incoming business is expected to continue through 1996. The 1996 incoming business level reflected strong activity throughout the global organization. Incoming business in the international markets was particularly strong during the first nine months of 1996 compared with 1995. Backlog at September 30, 1996 was $110.9 million, compared with a backlog of $101.4 million at December 31, 1995. The Company remains committed to its program of reducing throughput time and meeting customer request dates for deliveries.

         The gross profit margin was 40.8% for the nine months ended September 30, 1996. This compares to 40.1% for the same period in 1995. The improvement in the margin reflects improved pricing, a more favorable product mix and the impact of the Company's continued emphasis on cost control. In addition, burden absorption improved due to the higher levels of plant utilization.

         Selling and administrative expenses as a percentage of net sales for the nine months ended September 30, 1996 were 24.3%, compared to 25.7% for the same period in 1995. The decrease in expense as a percentage of net sales is consistent with the Company's plan to further leverage expense in 1996 while continuing to invest in the development and growth of international operations. Selling and administrative expense in dollars increased between periods due to higher commission payments on large project shipments, global market development and general wage increases.

         Research, engineering and development expense as a percentage of net sales for the nine months ended September 30, 1996 was 2.6%, compared with 2.9% for the same period in 1995. The expense level during the first half of 1996 reflects the Company's continued investment in new products and production processes.

         Other expense was $4.8 million for the nine month period ended September 30, 1996, compared to $1.5 million for the same period in 1995. The increase in expense reflects higher levels of long and short term incentive compensation expense as the Company achieved record financial results, a lower level of royalty income in 1996 compared with an unusually high amount of income in 1995, and lower foreign currency gains in 1996.

         The Company recognized a restructuring charge of $5.8 million before income taxes, or $.12 per share after tax, during the second quarter of 1996 to consolidate Duriron and its recently acquired

     Durametallic operations in Europe and Australia. Durametallic operations in Belgium, Germany, Italy, France and Australia will be combined with larger and more efficient Duriron facilities during the second half of 1996. The restructuring was a part of the plan to obtain positive synergies between the two companies. The savings associated with the plan will be immediate since the facilities had been unprofitable for many years and fixed operating costs will be permanently reduced. Annual savings associated with the personnel reductions alone will amount to approximately $1.5 million. The restructuring plan is expected to result in the termination of approximately 55 employees at a cost of $3.2 million. In addition, exit costs associated with the plant closings are estimated at $2.6 million. The restructuring activities are expected to be funded with operating cash flows. Additional costs to fully implement the reorganization plan of approximately $.02-$.03 per share will be recorded as period costs and categorized into cost of sales and administrative expense in the latter half of 1996. These future costs relate to moving equipment and cross-training employees to support ongoing operations at the Duriron facilities. The majority of employees to be terminated have been given notice. Through September 30, 1996, termination fees of $.4 million and exit fees of $.3 million were paid. The majority of charges and payment of termination fees are expected to be incurred during the fourth quarter of 1996 with minimal changes in estimate from the original accrual.

         The effective tax rate for the nine months ended September 30, 1996 was 35.7%, compared with 37.3% in 1995. The lower 1996 effective tax rate includes benefits associated with restructuring the Company's German entities and other tax benefits of the aforementioned restructuring. Excluding the tax impact on the restructuring, the tax rate for 1996 was 37.0%. The reduction in the 1996 tax rate excluding the impact of the restructuring reflects the recognition of tax loss carryforwards in the Company's Asia Pacific and European operations.

         Earnings from operations for the nine months ended September 30, 1996 were a record $33.6 million, or $1.36 per share, before the restructuring of $3.0 million after tax, or $.12 per share. This reflects a 36% increase in profits over 1995 earnings of $24.7 million, or $1.00 per share. Including the restructuring, net earnings of $30.6 million remained at a record level and exceeded the prior year by 24%. The increase in profits reflects the combination of strong business and leveraging of expenses. The impact of the merger with Durametallic continues to be accretive to earnings per share.

     Results of Operations - Three Months Ended September 30, 1996

         Net sales for the three months ended September 30, 1996 were a record of $150.2 million, compared to net sales of $132.9 million for the same period in 1995. The 13% increase in net sales reflects strong global shipments from all operations and across all geographic regions. Foreign contributions to consolidated net sales were 34.4% and 33.1% for the three month periods ended September 30, 1996 and 1995, respectively. Total net sales to foreign customers including export sales from the U.S. were 42.3% and 38.1% for the third quarters of 1996 and 1995, respectively. The increase in foreign contributions reflects higher levels of export sales and shipments into the Asian and Latin American markets.

         Incoming business was $148.7 million in the third quarter of 1996. This reflects an increase of 7% over incoming business of $139.0 million during the same period in 1995. The 1996 incoming business level reflected strong activity throughout the global organization. Incoming business in the European and Latin American markets was particularly strong during the third quarter of 1996 compared with 1995. Backlog at September 30, 1996 was $110.9 million, compared with a backlog of $101.4 million at December 31, 1995.

         The gross profit margin was 40.8% for the three months ended September 30, 1996. This compares to 39.3% for the same period in 1995. The improvement in the margin reflects better pricing, a more favorable product mix, and the impact of the Company's continued emphasis on cost control. Third quarter margins in both 1996 and 1995 were negatively impacted by lower production levels due to summer vacations and European shutdowns.

         Selling and administrative expenses as a percentage of net sales for the three months ended September 30, 1996 were 24.1%, compared to 25.6% for the same period in 1995. The decrease in expense as a percentage of net sales is consistent with the Company's plan to further leverage expense in 1996 while continuing to invest in the development and growth of international operations. Selling and administrative expense in dollars increased between periods due to higher commission payments on large project shipments and global market development.

                  Other expense was $1.7 million for the quarter ended September 30, 1996, compared to income of $1.1 million for the same period in 1995. The increase in expense reflects higher levels of long and short term incentive compensation expense, a lower level of royalty income in 1996 compared with an unusually high amount of income in 1995, lower foreign currency gains, and lower interest income.

         Net earnings for the three months ended September 30, 1996 were a record $11.6 million, or $.47 per share. This reflects a 28% increase in profits over 1995 earnings of $9.0 million, or $.37 per share. The increase in profits reflects the combination of strong business and leveraging of expenses. The impact of the merger with Durametallic continues to be accretive to earnings per share in the third quarter of 1996. Net earnings for future quarters of 1996 and thereafter are uncertain and dependent on general worldwide economic conditions in the Company's major markets and their strong impact on the level of incoming business activity.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                         THE DURIRON COMPANY, INC.
                                         (Registrant)




                                           /s/ Bruce E. Hines
                                          -------------------------------------
                                          Bruce E. Hines
                                          Senior Vice President
                                          Chief Administrative Officer





Date:  November 14, 1996

                                     PART II
                                OTHER INFORMATION


ITEM 1 Not Applicable During Reporting Period. For related information, please see footnote #5, entitled "Contingencies", in the footnotes to the financial statements set forth in Part I.

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

                  (b)   Not applicable during reporting period

                                INDEX TO EXHIBITS



                                                                                             LOCATED AT
                                                                                              MANUALLY
                                                                                           NUMBERED PAGE
                                                                                           -------------



(4)               INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES:

         4.1      Lease agreement, indenture of mortgage and deed of trust, and guarantee agreement, all executed on June 1, 1978 in
                  connection with 9-1/8% Industrial Development Revenue Bonds,
                  Series A, City of Cookeville, Tennessee..............                          +

         4.2      Lease agreement, indenture of trust, and guaranty agreement, all executed on June 1, 1978 in connection with 7-3/8%
                  Industrial Development Revenue Bonds, Series B, City of
                  Cookeville, Tennessee........................................                  +

         4.3      Lease agreement, indenture of mortgage and
                  agreement, lessee guaranty agreement, and
                  letter of representation and indemnity
                  agreement, all dated as of December 1, 1983
                  and executed in connection with the Industrial
                  Development Revenue Bonds (1983 The Duriron
                  Company, Inc. Project), Erie Company,
                  New York Industrial Development Agency
                  were filed with the Commission as Exhibit
                  4.4 to the Company's Report on Form 10-K
                  for the year ended December 31, 1983................                           *

         4.4      Form of Rights Agreement dated as of August 1,
                  1986 between The Duriron Company, Inc. and Bank
                  One, Indianapolis, National Association, as
                  Rights Agent was filed as an Exhibit to the
                  Company's Form 8-A dated August 13, 1986.......                                *

         4.5      Amendment to Rights Agreement dated August 1, 1996
                  was filed as Exhibit 4.5 to the Company's Quarterly Report
                  on Form 10-Q for the quarter ended June 30, 1996..........                     *

                                                                                                    LOCATED AT
                                                                                                     MANUALLY
                                                                                                  NUMBERED PAGE
                                                                                                  -------------

         4.6      Loan Agreement, dated as of March 19, 1987, between The
                  Duriron Company, Inc. and Metropolitan Life Insurance Company,
                  including the form of Promissory Note delivered in connection therewith, was filed with the Commission as Exhibit 7 to the
                  Company's Current Report on Form 8-K dated April 6, 1987........                        *

         4.7      The Credit Agreement between The Duriron
                  Company, Inc. and Bank One, Dayton, N.A.,
                  dated as of November 30, 1989...................................                        +

         4.8      Interest Rate and Currency Exchange Agreement between the
                  Company and Barclays Bank dated November 17, 1992 PLC in the amount of $25,000,000 was filed as Exhibit 4.9 to Company's
                  Report of Form 10-K for year ended December 31, 1992............                        *

         4.9      Loan Agreement in the amount of $25,000,000 between the
                  Company and Metropolitan Life Insurance Company dated November
                  12, 1992 was filed as Exhibit 4.10 to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1992 .......                        *

         4.10     Revolving Credit Agreement between the
                  Company and Fifth Third Bank dated
                  November 23, 1992 in the amount of $10,000,000 .................                        +

         4.11     Revolving Credit Agreement between the Company
                  and First of America Bank - Michigan, N.A. in the
                  amount of $20,000,000 and dated August 22, 1995.................                        +

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

                                                                                                     LOCATED AT
                                                                                                      MANUALLY
                                                                                                   NUMBERED PAGE
                                                                                                   -------------

         10.2     Amendment No. 1 to the Incentive Plan was filed as
                  Exhibit 10.2 to the Company's Annual Report on Form
                  10-K for the year ended December 31, 1995.....................                          *


         10.3     The Duriron Company, Inc. Supplemental Pension Plan for
                  Salaried Employees was filed with the Commission as
                  Exhibit 10.4 to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1987..............................                          *

         10.4     The Duriron Company, Inc. amended and
                  restated Director Deferral Plan was filed as Attachment A to the Company's definitive 1996 Proxy Statement filed with the
                  Commission on March 10, 1996..................................                          *

         10.5     Form of Employment Agreement ("Employment
                  Agreement") between The Duriron Company, Inc.
                  and each of the current officers was filed as
                  Exhibit 10.4 to the Company's Annual Report
                  on Form 10-K for year ended December 31, 1992..                                         *

         10.6     Form of Amendment No. 1 to Employment Agreement
                  was filed as Exhibit 10.6 to the Company's
                  Annual Report on Form 10-K for the year ended
                  December 31, 1995.............................................                          *

         10.7     The Duriron Company, Inc. First Master Benefit
                  Trust Agreement dated October 1, 1987 was filed
                  as Exhibit 10.24 to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 1987................                          *

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

         10.12    The Duriron Company, Inc. Long-Term Incentive Plan (the
                  "Long-Term Plan"), as amended and restated effective November
                  1, 1993 was filed as Exhibit 10.8 to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1993....                            *

         10.13    Amendment No. 1 to the Long-Term Plan was filed as Exhibit
                  10.13 to the Company's Annual Report on Form 10-K for the year
                  ended December 31, 1995.....................................                            *

         10.14    The Duriron Company, Inc. 1989 Stock Option Plan as amended and restated April 23, 1991 was filed as Exhibit 10.11 to the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 1991...........................................                            *

         10.15    The Duriron Company, Inc. 1989 Restricted Stock Plan (the
                  "Restricted Stock Plan") as amended and restated effective
                  April 23, 1991, was filed as Exhibit 10.12 to the Company's
                  Annual Report on Form 10-K for the year ended December 31, 1991                         *

         10.16    Amendment #1 to the Restricted Stock Plan was filed as Exhibit
                  10.20 to the Company's Annual Report on Form 10-K for the year
                  ended December 31, 1992.....................................                            *

         10.17    Amendment #2 to the Restricted Stock Plan was filed as Exhibit
                  10.27 to the Company's Annual Report on Form 10-K for the year
                  ended December 31, 1994.....................................                            *


                                                                                                     LOCATED AT
                                                                                                      MANUALLY
                                                                                                   NUMBERED PAGE
                                                                                                   -------------

         10.18    Amendment #3 to the Restricted Stock Plan was filed as Exhibit
                  10.18 to the Company's Annual Report on Form 10-K for the year
                  ended December 31, 1995........................................                         *

         10.19    Amendment #4 to the Restricted Stock Plan was filed as Exhibit
                  10.19 to the Company's Annual Report on Form 10-K for the year
                  ended December 31, 1995........................................                         *

         10.20    The Duriron Company, Inc. Retirement
                  Compensation Plan for Directors ("Director
                  Retirement Plan") was filed as Exhibit 10.15 on
                  the Company's Annual Report to Form 10-K for
                  the year ended December 31, 1988...............................                         *

         10.21    Amendment No. 1 to Director Retirement Plan
                  was filed as Exhibit 10.21 to the Company's
                  Annual Report on Form 10-K for the year ended
                  December 31, 1995...............................................                        *

         10.22    Reserved

         10.23    The Company's Benefit Equalization Pension
                  Plan ("Equalization Plan") was filed as Exhibit
                  10.16 to the Company's Annual Report on Form
                  10-K for the year ended December 31, 1989.......................                        *

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

         10.26    Supplemental Pension Agreement between the
                  Company and William M. Jordan dated
                  January 18, 1993 was filed as Exhibit 10.15
                  to the Company's Annual Report on Form 10-K
                  for the year ended December 31, 1992............................                        *

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

         10.29    Executive Life Insurance Plan of The Duriron
                  Company, Inc. was filed as Exhibit 10.29 to the
                  Company's Annual Report on Form 10-K for the
                  year ended December 31, 1995..................................                          *

         10.30    Executive Long-Term Disability Plan of The
                  Duriron Company, Inc. was filed as Exhibit 10.30
                  to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1995..............................                          *

         10.31    Consulting Agreement between James S. Ware and Durametallic
                  Corporation dated April 21, 1991 was filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1995.............................................                          *

         10.32    Senior Executive Death Benefit Agreement
                  between James S. Ware and Durametallic
                  dated April 12, 1991 was filed as Exhibit 10.32 to
                  the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1995..............................                          *

         10.33    Executive Severance Agreement between
                  James S. Ware and Durametallic Corporation dated
                  January 6, 1994 was filed as Exhibit 10.33 to the
                  Company's Annual Report on Form 10-K for the
                  year ended December 31, 1995..................................                          *

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

         10.35    Agreement and Plan of Merger Among The Duriron Company, Inc.,
                  Wolverine Acquisition Corporation and Durametallic
                  Corporation, dated as of September 11, 1995 was filed as Annex
                  A on the Form S-4 Registration Statement filed by the Company
                  on September 11, 1995.......................................................            *

         10.36    Split-Dollar Life Insurance Agreement between the
                  Company and James S. and Sheila D. Ware Irrevocable
                  Trust II signed March 6, 1996 was filed as Exhibit 10.36 to the
                  Company's quarterly report on Form 10-Q for the quarter ended
                  March 31, 1996................                                                          *


(27)     FINANCIAL DATA SCHEDULE

         27.1     Financial Data Schedule (submitted for the SEC's
                   information)..............................................
---------------

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