Form 10-K405
period 1996-12-31
DURIRON CO INC
filed 1997-03-14
CIK 30625

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                               Commission file number
    December 31, 1996                                            0-325

                            THE DURIRON COMPANY, INC.
             (Exact name of registrant as specified in its charter)

             New York                                           31-0267900
   (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                           Identification No.)

 3100 Research Boulevard                                           45420
       Dayton, Ohio                                              (Zip Code)
  (Address of Principal
    Executive Offices)

Registrant's telephone number, including area code:  (513) 476-6100

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

                                      [ X ]


At close of business on February 15, 1997:
         Number of Shares of Common Stock,
                  $1.25 par value, outstanding .................                          23,489,819
         Aggregate market value of shares of Common
                  Stock, $1.25 par value, held by
                  nonaffiliates of the Company .................                        $539,889,865




                              --------------------


                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

     1. The Duriron Company, Inc. Proxy Statement for its 1997 Annual Meeting of Shareholders to be held on April 24, 1997 (the "Proxy Statement"). Definitive copies of the Proxy Statement will be filed with the Commission within 120 days of the end of the Company's most recently completed fiscal year. Only such portions of the Proxy Statement as are specifically incorporated by reference under Part III of this Report shall be deemed filed as part of this Report.



                              --------------------

                                     PART I
                                     ------

ITEM 1.   BUSINESS
-------   --------

          The Duriron Company, Inc. was incorporated under the laws of the State of New York on May 1, 1912. All references herein to the "Company" or "Duriron" refer collectively to The Duriron Company, Inc. and its subsidiaries, unless otherwise indicated by the context.

          Duriron is principally engaged in the design, manufacture and marketing of fluid handling equipment, primarily pumps and valves and mechanical seals, for industries that utilize difficult to handle and often corrosive fluids in manufacturing processes. The Company specializes in the development of precision-engineered equipment that is capable of withstanding the severely deteriorating effects associated with the flow of acids, chemical solutions, slurries and gases.

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

          The Company operates primarily in one business segment, fluid movement and control equipment (primarily pumps, valves, mechanical seals and related equipment). Included in Note 19 of the Financial Statements provided as part of
Item 8 of this Report and incorporated herein by this reference, is information concerning the Company's revenues, operating profit and identifiable assets by geographic area for each year in the three-year period ended December 31, 1996. With respect to a majority of its products, the Company's domestic operations supply each other and the Company's foreign manufacturing subsidiaries with components and subassemblies.

         PRODUCTS
         --------

          The Company's principal fluid movement and control equipment products are pumps, valves, mechanical seals and related equipment, marketed primarily under the trademarks "Durco," "Atomac," "Valtek," "Automax," "Accord," "Kammer," "Sereg," "Durametallic," "Dura Seal," "Pac-Seal" and "Metal Fab." In many manufacturing processes, fluids must be moved by pumps, and flow must be controlled by valves. The Company's pumps, valves and mechanical seals are designed to withstand the corrosive nature of the fluids and the varying temperatures and pressures under which manufacturing processes occur.

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

          Finally, the Company also manufactures filtration products under the Durco trade name and specialty welded metal bellows products under the "Metal Fab" trade name.

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

                  Automax and Atomac products are distributed with Durco manual valves by Company sales personnel and through a network of independent stocking distributors. The Company's valve sales force provides training and technical assistance to the Company's independent distributors, who also participate in periodic training programs relating to Company products and customer applications.

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

                  The Company's international sales include domestic export sales and sales by the Company's foreign subsidiaries. Duriron Canada Inc., headquartered in Woodbridge, Ontario, manufactures and sells Durco pumps and valves throughout eastern Canada. S.A. Durco Europe N.V. is headquartered in Brussels, Belgium. This subsidiary manufactures pumps, mechanical seals and valves in its Petit Rechain, Belgium, facility and maintains selling organizations in Europe and sales representatives in the Middle East. Atomac, of Ahaus, Germany, and a division of Durco GmbH, engages in the manufacture and sale of lined ball valves and associated equipment. The Company further maintains subsidiaries in the United Kingdom, Italy, Spain, The Netherlands and France to provide sales and service of Durco products in these countries.

                  A Singapore subsidiary, Durco Valtek (Asia Pacific) Pte. Ltd., services and prepares pumps, quarter-turn valves and control valves for sale in the Asian market in a recently expanded facility.

                  An Italian subsidiary of the Company manufactures actuators sold in the U.S. under the Automax trade name.

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

         Finally, the Company has formed majority owned joint ventures in India to manufacture Durco pumps, Durco valves and Valtek control valves for export to the American, Asian and European markets.

         BACKLOG
         -------

                  The Company's backlog of orders was approximately $111.9 million, $101.4 million and $78.2 million at December 31, 1996, 1995 and 1994, respectively. Nearly all current backlog is expected to be shipped within the next 12 months. Sales of the Company's products are not normally subject to material seasonal fluctuations. Almost all of the Company's customers are in the private sector, and the Company's backlog is thus not exposed to renegotiation in any significant way at the election of a government customer.

         COMPETITION AND CUSTOMERS
         -------------------------

                  Based upon its analysis of trade association data and other marketing data, the Company considers itself a leading supplier of corrosion-resistant pumps, mechanical seals, valves, valve actuators and control valves to the basic U.S. chemical industry, with generally a lesser market share in other countries. No significant competitor of the Company manufactures pumps, valves and mechanical seals or has as its single primary market the basic chemical industry. However, the Company competes with companies which manufacture either pumps, valves or mechanical seals, portions of whose product lines are sold to the chemical process industries. The Company competes in general on the basis of product design and quality, materials expertise, delivery capability, price, application know-how, parts support and similar factors. The Company believes that it is, in the aggregate, strong in these areas. During 1996, no single customer or group of related customers accounted for more than 10% of sales.

         MANUFACTURING AND RAW MATERIALS
         -------------------------------

                  The Company is a vertically-integrated manufacturer of certain product lines. Certain of the corrosion-resistant castings for the Company's pumps and quarter turn valves are manufactured at its Dayton, Ohio, foundries, which include a highly automated precision foundry, plus resin shell, no bake and centrifugal foundries. Ductile iron, gray iron, steel and large alloy metal castings are purchased from outside sources. Other Company manufacturing locations machine castings to precise specifications and assemble Company products. The Company's commitment to Total Quality control procedures and cellular manufacturing technologies is key to the efficient and successful manufacture of its products.

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

                  The Company spent approximately $7.9 million, $7.0 million and $8.6 million on Company sponsored research and development activities in 1996, 1995 and 1994, respectively. The expenditures were primarily for new product development.

         PATENTS, TRADEMARKS AND LICENSES
         --------------------------------

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

         PERSONNEL
         ---------

                  At December 31, 1996, the Company employed approximately 3,900 persons, of whom about 2,680 were employed in the United States. Approximately 375 of the Company's employees, who are primarily located in the Company's pump, foundry and filtration operations, are represented by either the United Steel Workers of America or the International Union of Electronic, Electrical, Technical Salaried & Machine Workers. The Company believes, in general, that it has good relations with these unions and its nonunion employees. The Company entered into a new three year collective bargaining agreement with the United Steel Workers representing production workers at its pump and foundry operations in Dayton, Ohio in October, 1996.

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

ITEM 2.           PROPERTIES
-------           ----------

                  The Company's headquarters and executive offices are located in Dayton, Ohio, at a leased site in the Miami Valley Research Park. This site encompasses approximately 40,000 square feet.

                  The location, size and products manufactured of the Company's principal manufacturing facilities are as follows:


                                Square                     Products
Location                        Footage                    Manufactured
--------                        -------                    ------------

Domestic:
---------
Dayton, Ohio                     600,000           Castings and Durco pumps
Cookeville, Tennessee            190,000           Durco valves
Springville, Utah                140,000           Valtek valves and actuators
Angola, New York                  96,000           Durco filters, filtration systems
                                                     and metering pumps
Springboro, Ohio                  50,000           Plastic components for pumps and
                                                     valves
Cincinnati, Ohio                  35,000           Automax actuators
Provo, Utah                       30,000           Valtek product components
Kalamazoo, Michigan              137,000           Durametallic mechanical seals
Burr Ridge, Illinois              25,000           Pac-Seal mechanical seals
Ormond Beach, Florida             40,000           Metal Fab specialty welded metal
                                                     bellows

International:
-------------

Woodbridge, Ontario, Canada       32,000           Durco pumps and valves
Petit Rechain, Belgium            65,000           Durco pumps and valves
St. Thomas, Ontario, Canada       13,000           Durametallic mechanical seals
Edmonton, Alberta, Canada         35,000           Valtek valves and actuators
Melbourne, Australia              32,000           Valtek valves and actuators
Ahaus, Germany                    68,000           Atomac valves
Essen, Germany                    50,000           Kammer valves and actuators
Cormano, Italy                    35,000           Automax actuators
Nova, Italy                       44,000           Automax actuators
Thiers, France                    33,000           Valtek Sereg valves and actuators
Tlaxcala, Mexico                  18,000           Durametallic mechanical seals
Sao Paulo, Brazil                 12,000           Durametallic mechanical seals
Auckland, New Zealand             19,000           Durametallic mechanical seals
Singapore                         12,000           Durametallic mechanical seals

                  All manufacturing facilities are owned with the exception of the Cookeville, Tennessee, facility, the Cincinnati, Ohio, facility, the Springboro facility, the Burr Ridge, Illinois facility, the Melbourne, Australia, facility, the Italian facilities and portions of the Brazilian site and the Angola, New York, facility. The Company also leases space for district sales offices and service centers throughout the United States, Canada, Europe, and Asia.

                  On the average, the Company utilizes roughly 85% of its manufacturing capacity, although there is a variation in usage rate among the facilities. The Company could, in general, increase its capacity through the purchase of new or additional manufacturing equipment without obtaining additional facilities.


ITEM 3.           LEGAL PROCEEDINGS
-------           -----------------

                  Although the Company is involved in litigation arising from its business operations, there are no legal proceedings involving the Company which management believes are likely to have a material adverse impact on the Company. For further information about such litigation, please see Footnote #12, entitled "Contingencies," in the Company's "Financial Statements and Supplementary Data" set forth in Item 8. Such footnote is incorporated herein by reference.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------           ---------------------------------------------------

None.

                                     PART II
                                     -------


ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
-------           ---------------------------------------------
                  RELATED STOCKHOLDER MATTERS
                  ---------------------------


MARKET INFORMATION

         The common stock of the Company (DURI) is traded in the Over-the-Counter market and quotations are supplied by the National Association of Securities Dealers through NASDAQ's National Market System.

         In January 1997, Transfer Agent records showed 2,259 shareholders of record. Based on these records plus requests from brokers and nominees listed as shareholders of record, the Company estimates there are approximately 7,200 beneficial owners of its common stock. During 1996, the Company paid a dividend of thirteen cents per share each calendar quarter, and in 1995, a dividend of eleven and one-half cents per share was paid each calendar quarter.

         On February 18, 1997, a 7.7% dividend increase was declared which raised the quarterly dividend to 14 cents per share.

                       PRICE RANGE OF DURIRON COMMON STOCK
                            (HIGH/LOW CLOSING PRICES)

                          1996                                1995
                          ----                                ----
1st Quarter            $29.00/$20.75                      $20.50/$17.25
2nd Quarter            $29.00/$23.00                      $23.50/$20.63
3rd Quarter            $27.38/$19.25                      $29.88/$22.38
4th Quarter            $28.06/$25.88                      $29.25/$22.88


    Item 6.

 FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
 (DOLLARS IN THOUSANDS EXCEPT FOR PER SHARE DATA)

 RESULTS OF OPERATIONS                     1996         1995         1994          1993         1992
-------------------------------------------------------------------------------------------------------
 Net sales                           $  605,454    $   532,726   $  460,507    $ 421,838    $ 403,984
 Cost of sales                       $  361,354    $   317,306   $  275,077    $ 249,779    $ 240,414
 Gross profit margin                 $  244,100    $   215,420   $  185,430    $ 172,059    $ 163,570
 Selling and administrative expense  $  147,223    $   137,346   $  125,081    $ 114,679    $ 107,611
 Research, engineering and
     development expense             $   15,482    $    14,972   $   14,913    $  13,872    $  13,396
 Interest expense                    $    4,921    $     5,179   $    4,901    $   4,552    $   3,981
 Other expense, net                  $    6,545    $     2,759   $    1,964    $   2,887    $     623
 Restructuring expense               $    5,778          --           --            --      $   5,965
 Merger transaction expenses              --       $     5,042        --            --           --
 Earnings before income taxes        $   64,151    $    50,122   $   38,571    $  36,069    $  31,994
 Provision for income taxes          $   20,900    $    19,450   $   14,175    $  14,378    $  12,201
 Earnings from continuing operation  $   43,251    $    30,672   $   24,396    $  21,691    $  19,793
 Loss on discontinued operation           --             --           --       $  (2,938)   $    (259)
 Cumulative effect of change in
     accounting principle                 --             --           --       $    (945)     (26,899)
 Net earnings (loss)                 $   43,251    $    30,672   $   24,396    $  17,808    $  (7,365)

 Average shares outstanding              24,448         24,737       24,711       24,709       24,698
     (thousands)
 Net earnings (loss) per share       $     1.77    $      1.24   $     0.99    $    0.72    $   (0.30)
 Dividends paid                      $     0.52    $      0.44   $     0.41    $    0.38    $    0.37
     (on shares outstanding)

 Incoming business                   $  616,599    $   555,241   $  466,398    $ 420,548    $ 415,164
 Ending backlog                      $  111,873    $   101,407   $   78,169    $  69,723    $  73,612
-------------------------------------------------------------------------------------------------------
 PERFORMANCE RATIOS (AS A PERCENT OF NET SALES)
-------------------------------------------------------------------------------------------------------
 Cost of sales                             59.7%          59.6%        59.7%        59.2%        59.5%
 Gross profit margin                       40.3%          40.4%        40.3%        40.8%        40.5%
 Selling and administrative                24.3%          25.8%        27.2%        27.2%        26.6%
 Research, engineering and
     development                            2.6%           2.8%         3.2%         3.3%         3.3%
 Earnings before income taxes              10.6%           9.4%         8.4%         8.6%         7.9%
 Net earnings (loss)                        7.1%           5.8%         5.3%         4.2%        -1.8%
-------------------------------------------------------------------------------------------------------
 FINANCIAL CONDITION
-------------------------------------------------------------------------------------------------------
 Cash and cash equivalents           $   29,474    $    19,434   $   19,625    $  26,253    $  20,521
 Working capital                     $  154,020    $   135,000   $  114,417    $ 108,801    $  97,528
 Net property, plant and equipment   $   99,912    $   103,723   $  102,935    $  93,732    $  97,667
 Intangibles and other assets        $   73,160    $    66,928   $   54,382    $  46,112    $  50,877
 Total assets                        $  425,490    $   395,373   $  344,266    $ 314,508    $ 319,251
 Capital expenditures                $   16,852    $    13,317   $   14,363    $  12,096    $  18,140
 Depreciation and amortization       $   20,089    $    19,093   $   18,313    $  16,926    $  15,123
 Long-term debt                      $   63,239    $    51,756   $   42,998    $  35,285    $  42,482
 Postretirement benefits and other
     deferred items                  $   64,074    $    58,123   $   54,383    $  51,508    $  50,183
 Shareholders' equity                $  199,779    $   195,772   $  174,353    $ 161,852    $ 153,407
-------------------------------------------------------------------------------------------------------
 FINANCIAL RATIOS
-------------------------------------------------------------------------------------------------------
 Return on average
     shareholders' equity                  21.7%          16.6%        14.5%        11.3%        -4.5%
 Return on average net assets              14.3%          11.5%        10.4%         8.1%        -2.1%
 Debt ratio                                19.3%          16.9%        15.8%        14.2%        17.3%
 Current ratio                              2.6            2.5          2.6          2.7          2.3
 Interest coverage ratio                   14.0           10.7          8.9          8.9          9.0
 Cash dividends as a percent of
     beginning shareholders' equity         6.4%           6.2%         6.1%         6.1%         5.4%
 Book value (on shares outstanding)  $     8.51    $      8.02   $     7.16    $    6.55    $    6.26

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Net sales were at a record level for the tenth consecutive year. Net sales for 1996 of $605.5 million were up 13.7% over $532.7 million in 1995 and 31.5% over $460.5 million in 1994. The increase in net sales reflects strong global shipments from all business units and across all geographic regions as high levels of capital spending by the Company's major customers continued. In addition, moderate price increases and the acquisition of Pac-Seal in August of 1995 (through the Company's merger with Durametallic) favorably impacted reported sales growth in 1996. The sales growth in 1995 compared with 1994 reflected strong global capital spending, strengthening of the European currencies against the U.S. dollar, moderate price increases and the acquisitions of Pac-Seal and Sereg Vannes.

         Incoming business for 1996 of $616.6 million was at a record level, up 11.1% over the previous year's record of $555.2 million in 1995 and up 32.2% over $466.4 million in 1994. The increase in incoming business over the past two years reflected aggressive capital spending by the worldwide process industries and moderate price increases. Incoming business in the international markets was particularly strong during 1996 and 1995. Strong incoming business in 1996 resulted in an ending backlog of $111.9 million at December 31, 1996, an increase of $10.5 million over the 1995 ending backlog of $101.4 million. The Company remains committed to its program of reducing throughput time and meeting customer request dates for deliveries.

         International subsidiary contributions to consolidated net sales were a record of 33.7% in 1996, compared to 33.4% and 30.5% in 1995 and 1994, respectively. The majority of international sales are distributed through the Company's international subsidiaries. Export sales from the United States increased significantly in 1996 to $49.8 million, compared with $27.1 million in both 1995 and 1994. Export sales to customers in the Asia-Pacific and Latin American regions were particularly high in 1996. Total net sales to international customers, as a percentage of net sales, were an historic high of 42.0% in 1996, compared to 38.5% in 1995 and 36.4% in 1994. The improvement in international sales over the three years reflects the increase in export sales, strength in the Asia-Pacific and European markets, and the acquisitions of Sereg Vannes and Mecair. The Company expects the percent of international sales contributions to consolidated net sales to increase in future years as management continues its strategic emphasis on international sales and market.

         Gross profit margins were 40.3% in 1996, compared with 40.4% and 40.3% in 1995 and 1994, respectively. The gross profit margin in 1996 was negatively impacted by a less favorable product mix in the fourth quarter of 1996. The gross profit margin was favorably impacted in 1996 by moderate price increases, improvements in burden absorption related to higher levels of plant utilization and the continuing positive effects of cost reduction and productivity improvement programs throughout the Company. Pricing throughout the three year periods has been competitive and is expected to remain competitive. The Company believes its emphasis on becoming the low total cost producer and continued emphasis on improving customer service will have a favorable impact on the gross profit margin in the future.

         Selling and administrative expenses as a percent of net sales were 24.3% in 1996, compared to 25.8% and 27.2% in 1995 and 1994, respectively. As planned, the Company continues to leverage selling and administrative expense as a percent of net sales. Selling and administrative expense in dollars during the three year period increased due to continued development and growth of international markets, higher commission payments on large project shipments and general wage increases. The Company continues to invest resources in the development and growth of international operations. While this has increased selling and service costs at the expense of short-term profits, these programs are consistent with the Company's longer-range goals. The Company expects to further leverage selling and administrative expenses as a percent of net sales in 1997 through continued emphasis on cost containment.

         Research, engineering and development expenses were $15.5 million in 1996, compared to $15.0 million and $14.9 million in 1995 and 1994, respectively. The spending level during 1996 reflects the Company's continued investment in new products and production processes. The Company believes that continued investment in research, engineering and development will provide important new products and processes that will benefit its customers and shareholders in future years.

         Other expense was $6.5 million in 1996 compared to $2.8 million and $2.0 million in 1995 and 1994, respectively. The increase in expense includes a lower level of royalty income in 1996 compared with an unusually high amount of income in 1995. In addition, expense in 1996 reflects higher levels of long and short term incentive compensation as the Company achieved record financial results and exceeded goals.

         The Company recognized a restructuring charge of $5.8 million before income taxes, or $.12 per share, during the second quarter of 1996 to restructure its recently acquired Durametallic operations in Europe and Australia. Durametallic operations in Belgium, Germany, Italy, France and Australia were combined with larger and more efficient Duriron facilities during the second half of 1996. The restructuring was a part of the plan to obtain positive synergies between the two companies. The savings associated with the plan will be immediate since the facilities had been unprofitable for many years and fixed operating costs will be permanently reduced. Annual savings associated with the restructuring should amount to approximately $1.5 million. The restructuring plan is expected to result in the termination of 55 employees at a cost of $3.2 million. In addition, exit costs associated with the plant closings are estimated at $2.6 million. The restructuring activities are expected to be funded with operating cash flows. Additional costs to fully implement the reorganization plan in continuing processes were recorded as period costs and categorized into cost of sales and administrative expense in the latter half of 1996. These additional costs related to moving equipment and cross-training employees to support ongoing operations at the Duriron facilities. Through December 31, 1996, termination fees for 42 employees of $2.1 million and exit costs of $1.7 million were paid. The remainder of the termination fees and exit costs accrued in 1996 are expected to be incurred during the first half of 1997 with minimal changes in estimate from the original accrual.

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

         The effective tax rate was 32.6% in 1996, compared to 38.8% and 36.8% in 1995 and 1994, respectively. The lower 1996 effective tax rate includes benefits associated with restructuring the Company's European entities and significantly higher utilization of tax loss carryforwards in the Company's Asia-Pacific and European operations than in the prior two years. The utilization rate was higher due to improved profitability throughout the year but particularly in the fourth quarter in international operations with tax loss carryforwards and the merger of fiscal entities. The effective tax rate in future years is not expected to include significant benefits associated with utilization of tax loss carryforwards. The 1995 tax rate reflected the unfavorable impact of the non-tax deductible merger transaction expenses which had the effect of increasing the tax rate by 2.3% points. The 1995 rate was favorably impacted by utilization of tax loss carryforwards generated within the certain of the Company's foreign operations. The 1994 rate included the favorable impacts of the fourth quarter liquidation of a wholly owned foreign entity, utilization of foreign tax loss carryforwards and resolution of a multi-year state tax issue.

         Record net earnings in 1996 reflect the fourth consecutive year of earnings improvement. Excluding restructuring fees of $3.0 million after tax, net earnings in 1996 improved 50.9% to $46.3 million, or $1.89 per share. This compares with $30.7 million, or $1.24 per share, and $24.4 million, or $.99 per share in 1995 and 1994, respectively. Including restructuring expenses, record net earnings improved 41.0% to $43.3 million, or $1.77 per share. The increase in earnings resulted from strong business conditions which led to improvements in global profits, leveraging of selling and administrative expenses and the lower effective tax rate.

CAPITAL RESOURCES AND LIQUIDITY

         The Company's capital structure, consisting of long-term debt, deferred items and shareholders' equity, continues to enable the Company to finance short-and long-range business objectives. At December 31, 1996, long-term debt was 19.3% of the capital structure, compared to 16.9% and 15.8% at December 31, 1995 and 1994, respectively. The increase in long-term debt in 1996 reflected additional borrowings needed to fund the share repurchase program (see next paragraph for further information about the repurchase program). The borrowings were funded from a $100.0 million revolving credit agreement the Company entered into in 1996 to fund the share repurchase program, provide for future major capital needs and to allow for the consolidation of existing credit arrangements. Concurrent with signing the credit agreement, the Company entered into swap agreements to fix $50.0 million of this debt at an interest rate of 7.04% for a period of ten years. The increase in long-term debt in 1995 from 1994 resulted from the acquisition of Pac-Seal which was partially funded through external borrowings. In 1996 and 1995, increases in debt were partially offset by scheduled debt repayments.

         In July, 1996, the Company announced that its Board of Directors had authorized the purchase in the open market and through negotiated transactions of up to 2.4 million of its shares of Common Stock at an aggregate purchase price not to exceed $50 million. It is the Company's intent to repurchase shares up to the maximum number of shares covered by the authorization which represents almost 10% of the number of outstanding shares. Under the share repurchase program, the Company repurchased 1.1 million shares at a price of $27.8 million during 1996. The share repurchase program was funded with the aforementioned new long-term debt.

         The return on average net assets was 14.3% including restructuring expenses, (or a record 15.2% excluding restructuring expenses). This compares to 11.5% in 1995 and 10.4% in 1994. In 1996, return on average shareholders' equity was a record 21.7% (or 23.0% excluding restructuring expenses), compared to 16.6% in 1995 and 14.5% in 1994. The change in the returns resulted from the improvements in profitability over the three year period resulting from strong business conditions and focus on asset management. Management continues to focus on improving its performance in these areas as many of the Company's incentive compensation plans are linked to return on net assets and economic value added measurements.

         Capital expenditures in 1996 were $16.9 million, compared to $13.3 million and $14.4 million in 1995 and 1994, respectively. The 1996 expenditures were invested in new and replacement products, international market development and general manufacturing equipment upgrades. Capital spending in 1997 is expected to be over $20.0 million, largely for low cost manufacturing facilities in India, new product development and machine replacement and upgrades.

         Cash and cash equivalents for 1996 were $29.5 million, compared to $19.4 million and $19.6 million at December 31, 1995 and 1994, respectively. Cash flow from operations increased 51.6% in 1996 over 1995 as a result of continued improvement in profitability and emphasis on asset management. Over the past three years, cash flow from operations enabled the Company to fully fund all capital expenditures, debt repayments and dividend payments and to partially fund acquisitions in 1995 and 1994. Cash in excess of current requirements was invested in high-grade, short-term securities. Cash and amounts available under borrowing arrangements will be adequate to fund operating needs and capital expenditures through the coming year.

         The Company's liquidity position is reflected in a current ratio of 2.6 to 1 at December 31, 1996. This compares to 2.5 to 1 and 2.6 to 1 at December 31, 1995 and 1994, respectively. Working capital increased to $154.0 million in 1996, compared to $135.0 million and $114.4 million in 1995 and 1994, respectively.



Graph 1

Net Sales

$ Millions
        1992    1993    1994    1995    1996

       $404.0 $421.8  $460.5  $532.7  $605.5

1996 reflects the tenth consecutive year of record sales.

Graph 2

Incoming Business

$ Millions

        1992    1993    1994    1995    1996

      $415.2  $420.5  $466.4  $555.2   $616.6

Record levels of incoming business continued in 1996.

Graph 3

Earnings Per Share from Continuing Operations

        1992    1993    1994    1995    1996

       $0.80   $0.88   $0.99   $1.24   $1.77

Record 1996 earnings reflect the fourth consecutive year of improvements.





Graph 4

Capital Structure

$ Millions
                        1992    1993    1994    1995    1996

Capital structure     $246.1  $248.6  $271.7  $305.7  $327.1
Long-term debt         17.3%   14.2%   15.8%   16.9%   19.3%
Shareholders' equity   62.3%   65.1%   64.2%   64.1%   61.1%
Deferrals              20.4%   20.7%   20.0%   19.0%   19.6%

Capital structure provides financial flexibility to finance short and long-range business objectives.



Graph 5

Return on Average Net Assets

(based on earnings from continuing operations)

        1992    1993    1994    1995    1996

        9.4%    9.6%   10.4%   11.5%   14.3%

Return on net assets reflects focus on asset management and a record level of profitability.




Graph 6

Working Capital/Current Ratio

$ Millions
                        1992    1993    1994    1995    1996

Working capital        $97.5  $108.8  $114.4  $135.0  $154.0
Current ratio            2.3     2.7     2.6     2.5     2.6

Current ratio remains strong as working capital increases.



Graph 7

Return on Average Shareholders' Equity

(based on earnings from continuing opertions)

        1992    1993    1994    1995    1996

       12.2%   13.8%   14.5%   16.6%   21.7%

1996 return on average shareholders' equity reflects record earnings.



 ITEM 8          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 CONSOLIDATED STATEMENT OF INCOME
 (dollars in thousands except per share data)

 Years ended December 31,                                 1996       1995       1994
--------------------------------------------------------------------------------------

 Net sales                                           $ 605,454  $ 532,726  $ 460,507

--------------------------------------------------------------------------------------

 Costs and expenses:
      Cost of sales                                    361,354    317,306    275,077
      Selling and administrative                       147,223    137,346    125,081
      Research, engineering and development             15,482     14,972     14,913
      Interest                                           4,921      5,179      4,901
      Other, net                                         6,545      2,759      1,964
      Restructuring                                      5,778       --         --
      Merger transaction expenses                         --        5,042       --
--------------------------------------------------------------------------------------
                                                       541,303    482,604    421,936
--------------------------------------------------------------------------------------

 Earnings before income taxes                           64,151     50,122     38,571
 Provision for income taxes                             20,900     19,450     14,175
--------------------------------------------------------------------------------------

 Net earnings                                        $  43,251  $  30,672  $  24,396

======================================================================================

 Earnings per share                                  $    1.77  $    1.24  $    0.99

======================================================================================

 Average common and common equivalent shares
 outstanding (in thousands of shares)                   24,448     24,737     24,711

======================================================================================

 (See accompanying notes.)



CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(dollars in thousands except share data)

                                                                                                    Foreign
                                                                                                    currency      Total
                                                               Capital in                          and other      share-
                                                    Common     excess of    Retained   Treasury      equity      holders'
                                                     stock     par value    earnings    stock      adjustments    equity
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993                     $23,146    $14,253     $127,481        ($161)     ($2,867)    $161,852
Net earnings                                          --         --       24,396           --           --       24,396
Cash dividends ($.41 per share)                       --         --       (9,895)          --           --       (9,895)
Stock retired (441,000)                             (708)    (1,066)      (3,145)          --           --       (4,919)
Shares issued for three-for-two stock split        7,897     (7,897)          --           --           --           --
Stock issued (67,000) under stock plans               92        287           --           --          149          528
Foreign currency translation adjustment               --         --           --           --        2,026        2,026
Nonqualified pension plan adjustment                  --         --           --           --          263          263
Net treasury stock activity (3,600)                   --         --           --          102           --          102
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                      30,427      5,577      138,837          (59)        (429)     174,353
Net earnings                                          --         --       30,672           --           --       30,672
Cash dividends ($.44 per share)                       --         --      (10,730)          --           --      (10,730)
Retirement of common stock                            (6)       (14)         (21)          --           --          (41)
Stock issued (62,000) under stock plans               85        459           (4)          --          117          657
Foreign currency translation adjustment               --         --           --           --          951          951
Nonqualified pension plan adjustment                  --         --           --           --           61           61
Net treasury stock activity (4,700)                   --         --           --         (151)          --         (151)
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                      30,506      6,022      158,754         (210)         700      195,772
Net earnings                                          --         --       43,251           --           --       43,251
Cash dividends ($.52 per share)                       --         --      (12,615)          --           --      (12,615)
Stock issued (163,000) under stock plans             204      2,355           --           --         (590)       1,969
Foreign currency translation adjustment               --         --           --           --       (1,124)      (1,124)
Nonqualified pension plan adjustment                  --         --           --           --         (229)        (229)
Net treasury stock activity (1,073,000)               --         --           --      (27,245)          --      (27,245)
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                     $30,710     $8,377     $189,390     ($27,455)     ($1,243)    $199,779
---------------------------------------------------------------------------------------------------------------------------
(See accompanying notes.)


CONSOLIDATED BALANCE SHEET
(dollars in thousands)
December 31,                                                       1996                 1995
------------------------------------------------------------------------------------------------

ASSETS
------------------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                                  $   29,474           $   19,434
  Accounts receivable                                           112,710              103,963
  Inventories                                                   101,070               93,155
  Prepaid expenses                                                9,164                8,170
------------------------------------------------------------------------------------------------
    Total current assets                                        252,418              224,722
------------------------------------------------------------------------------------------------

Property, plant and equipment, at cost                          257,680              247,975
  Less accumulated depreciation and amortization                157,768              144,252
------------------------------------------------------------------------------------------------
    Net property, plant and equipment                            99,912              103,723
------------------------------------------------------------------------------------------------

Intangibles and other assets                                     73,160               66,928
------------------------------------------------------------------------------------------------

                                                             $  425,490           $  395,373


------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                           $   31,256           $   31,499
  Notes payable                                                   5,784                3,723
  Income taxes                                                    3,298                3,448
  Accrued liabilities                                            50,535               44,455
  Long-term debt due within one year                              7,525                6,597
------------------------------------------------------------------------------------------------
    Total current liabilities                                    98,398               89,722
------------------------------------------------------------------------------------------------

Long-term debt due after one year                                63,239               51,756
------------------------------------------------------------------------------------------------

Postretirement benefits and other deferred items                 64,074               58,123
------------------------------------------------------------------------------------------------

Shareholders' equity:
  Serial preferred stock, $1.00 par value,
    no shares issued                                                    --
  Common stock, $1.25 par value, 24,568,000
   shares issued (24,405,000 in 1995)                            30,710               30,506
  Capital in excess of par value                                  8,377                6,022
  Retained earnings                                             189,390              158,754
------------------------------------------------------------------------------------------------
                                                                228,477              195,282

  Treasury stock, 1,081,000 shares at cost (8,200 in 1995)      (27,455)                (210)
  Foreign currency and other equity
    adjustments                                                  (1,243)                 700
------------------------------------------------------------------------------------------------

     Total shareholders' equity                                 199,779              195,772
------------------------------------------------------------------------------------------------

                                                             $  425,490           $  395,373
================================================================================================
(See accompanying notes.)



CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands)

Years ended December 31,                                              1996          1995          1994
--------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents
--------------------------------------------------------------------------------------------------------
Operating activities:
    Net earnings                                                $   43,251    $   30,672    $   24,396

    Adjustments to reconcile net earnings to
    net cash provided by operating activities:
          Depreciation and amortization                             20,089        19,093        18,313
          Loss (gain) on the sale of fixed assets                      551           193          (345)
    Change in assets and liabilities net of
    effects of acquisitions:
          Accounts receivable                                      (10,794)      (14,123)       (4,841)
          Inventories                                               (8,799)      (15,989)        2,908
          Prepaid expenses                                          (1,014)       (2,184)        1,163
          Accounts payable and accrued liabilities                   7,112        13,968          (706)
          Income taxes                                                 147         2,031        (1,756)
          Postretirement benefits and other deferred items           5,855          (200)         (391)
          Net deferred taxes                                        (1,659)          657           (26)
          Other                                                     (6,480)       (2,280)          (16)
--------------------------------------------------------------------------------------------------------
Net cash flows from operating activities                            48,259        31,838        38,699
--------------------------------------------------------------------------------------------------------

Investing activities:

    Capital expenditures                                           (16,852)      (13,317)      (14,363)
    Payment for acquisitions, net of cash acquired                       0       (12,217)      (14,900)
--------------------------------------------------------------------------------------------------------
Net cash flows from investing activities                           (16,852)      (25,534)      (29,263)
--------------------------------------------------------------------------------------------------------

Financing activities:
    Net withdrawals (repayments) under lines-of-credit               2,280        (2,723)       (4,873)
    Payments on long-term debt                                     (21,738)       (6,188)       (6,774)
    Proceeds from long-term debt                                    36,296        12,061        10,056
    Repurchase of common stock                                     (27,838)          (41)       (4,919)
    Proceeds from issuance of common stock                           2,333           567           893
    Dividends paid                                                 (12,615)      (10,730)       (9,895)
--------------------------------------------------------------------------------------------------------
Net cash flows from financing activities                           (21,282)       (7,054)      (15,512)
--------------------------------------------------------------------------------------------------------

Effect of exchange rate changes                                        (85)          559          (552)
--------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                             10,040          (191)       (6,628)
Cash and cash equivalents at beginning of year                      19,434        19,625        26,253
--------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                        $   29,474    $   19,434    $   19,625
========================================================================================================
(See accompanying notes.)



UNAUDITED QUARTERLY FINANCIAL DATA
(dollars in thousands except per share data)


                              Net              Cost            Net           Earnings
                             sales           of sales        earnings        per share
-----------------------------------------------------------------------------------------
Quarter ended:
March 31, 1996           $   149,193       $  89,279       $  10,114       $    0.41
June 30, 1996                151,071          88,463           8,915 (a)        0.36 (a)
September 30, 1996           150,170          88,964          11,554            0.47
December 31, 1996            155,020          94,648          12,668            0.53
-----------------------------------------------------------------------------------------
                         $   605,454       $ 361,354       $  43,251 (a)        1.77 (a)
=========================================================================================

Quarter ended:
March 31, 1995           $   122,664       $  72,456       $   7,658       $    0.31
June 30, 1995                131,096          78,522           8,022            0.32
September 30, 1995           132,913          80,657           9,046            0.37
December 31, 1995            146,053          85,671           5,946 (b)        0.24 (b)
-----------------------------------------------------------------------------------------
                         $   532,726       $ 317,306       $  30,672   (b)      1.24 (b)
=========================================================================================

(a) Net earnings in the second quarter of 1996 include restructuring expenses of $3.0 million, or $.12 per share, related to consolidating operations in Europe and Australia. Excluding restructuring expenses, second quarter net earnings were $11.9 million, or $.48 per share, and net earnings for the year ended December 31, 1996 were $46.3 million, or $1.89 per share.
      See Note 4 to Consolidated Financial Statements.
(b) Net earnings in the fourth quarter of 1995 include transaction expenses of $4.4 million after tax, or $.18 per share, related to the merger with Durametallic. Excluding transaction expenses, fourth quarter net earnings were $10.3 million, or $.42 per share, and net earnings for the year ended December 31, 1995 were $35.1 million, or $1.42 per share. See Note 3 to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars presented in tables in thousands except per share data)
----------------------------------------------------------------

1.   ORGANIZATION

           The Duriron Company, Inc. ( the "Company") was incorporated under the laws of the State of New York on May 1, 1912. The Company, headquartered in Dayton, Ohio, is principally engaged in the design, manufacture and marketing of fluid handling equipment, primarily pumps, valves and mechanical seals, for industries that utilize difficult to handle and often corrosive fluids in manufacturing processes. Based upon its analysis of trade association data and other market information, the Company considers itself a leading supplier of corrosion resistant fluid movement and control equipment to the basic chemical industry. The Company markets its products on a global basis. With respect to a majority of its products, the Company's domestic operations supply each other and the company's foreign manufacturing subsidiaries with components and subassemblies.

2.      SIGNIFICANT ACCOUNTING POLICIES
        PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. All significant intercompany transactions have been eliminated. Investments in unconsolidated affiliated companies, which represent all non-majority ownership interests, are carried on the equity basis, which approximates the Company's equity in their underlying net book value.
        BUSINESS COMBINATIONS - Business combinations which have been accounted for under the pooling of interests method of accounting combine the assets, liabilities, and stockholders' equity of the acquired entity with the Company's respective accounts at recorded values. Prior period financial statements have been restated to give effect to the merger.
        Business combinations which have been accounted for under the purchase method of accounting include the results of operations of the acquired business from the date of acquisition. Net assets of the companies acquired are recorded at their fair value to the Company at the date of acquisition.
        CASH EQUIVALENTS - Cash equivalents represent short-term investments with an original maturity of three months or less when purchased which are highly liquid with principal values that are not subject to significant risk of change due to interest rate fluctuations.
        ACCOUNTS RECEIVABLE - Accounts receivable are stated net of the allowance for doubtful accounts of $1,547,000 and $1,408,000 at December 31, 1996 and 1995, respectively.
        INVENTORIES - Inventories are stated at the lower-of-cost or market. Cost is determined for all domestic inventories by the last-in, first-out (LIFO) method and for foreign inventories by the first-in, first-out (FIFO) method.
        FINANCIAL INSTRUMENTS - Gains and losses on hedges of existing assets or liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income as part of those carrying amounts. Gains and losses related to hedges of anticipated transactions are recognized in income as the transactions occur.
        The carrying amounts of the Company's financial instruments approximate fair value as defined under Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments." Fair value is estimated by reference to quoted prices by financial institutions, as well as through other valuation techniques.
        RETIREMENT BENEFIT COSTS - Defined benefit pension expense and postretirement benefit expense are based on independent actuarial valuations assuming current and prior service costs are recognized over employees' expected service periods.
        PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION - Property, plant and equipment is stated on the basis of cost. Depreciation is computed by the straight-line method based on the estimated useful lives of the depreciable assets for cost and by accelerated methods for income tax purposes.
        INTANGIBLES AND OTHER ASSETS - Excess cost over the fair value of net assets acquired (or goodwill) generally is amortized on a straight-line basis over 15-40 years. The carrying value of goodwill will be reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the

   Company's carrying value of the goodwill will be reduced by the estimated shortfall of cash flows.
        FOREIGN CURRENCY TRANSLATION - Assets and liabilities of the
   Company's foreign affiliates, other than those located in highly inflationary countries, are translated at current exchange rates, while income and expenses are translated at average rates for the period. For entities in highly inflationary countries, a combination of current and historical rates is used to determine currency gains and losses resulting from financial statement translation and those resulting from transactions. Translation gains and losses are reported as a component of stockholders' equity, except for those associated with highly inflationary countries which are reported directly in the consolidated statements of income.
       STOCK-BASED COMPENSATION - The Company elected to follow
   Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," required use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, no compensation expense is recorded because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant.
       USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
       BASIS OF COMPARISON - Certain amounts in 1995 and 1994 financial statements and footnotes have been reclassified to permit comparison with the 1996 presentation.

3.       MERGERS AND ACQUISITIONS
         POOLING TRANSACTION - On November 30, 1995, Durametallic Corporation was merged with and into a subsidiary of the Company. Durametallic, a privately held corporation headquartered in Kalamazo, Michigan prior to the merger, is a leading manufacturer of mechanical seals and sealing systems. The Company exchanged 5,344,868 shares of common stock for all outstanding shares of Durametallic. Additionally, 125,283 shares of the Company's common stock were reserved for outstanding stock options issued by Durametallic and assumed by the Company. The merger was accounted for under the pooling of interests method of accounting, and accordingly, the accompanying consolidated financial statements have been restated for all periods prior to the acquisition to include the financial position, results of operations and cash flows of Durametallic. Net sales and net earnings for the individual entities are as follows:


                                       Years ended December 31,
                                    ------------------------------
                                       1995             1994
                                    ------------------------------
   Total sales
         Duriron                       $ 398,994      $ 345,388
         Durametallic                    135,999        116,557
         Less intercompany sales         (2,267)        (1,438)
                                     ============   ------------
                                       $ 532,726      $ 460,507
                                     ============   ============

   Net earnings
         Duriron                      $   26,410     $   17,158
         Durametallic                      8,661          7,238
         Merger expenses                 (4,399)             --
                                     ------------   ------------
                                      $   30,672     $   24,396
                                     ============   ============


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

 4.   RESTRUCTURING

         The Company recognized a restructuring charge of $5,778,000 before income taxes, or $.12 per share after tax, during the second quarter of 1996 to restructure its recently acquired Durametallic operations in Europe and Australia. Durametallic operations in Belgium, Germany, Italy, France and Australia were combined with larger and more efficient Duriron facilities during the second half of 1996. The restructuring was a part of the plan to obtain positive synergies between the two companies. The savings associated with the plan will be immediate since the facilities had been unprofitable for many years and fixed operating costs will be permanently reduced. Annual savings associated with the restructuring will amount to approximately $1.5 million. The restructuring plan is expected to result in the termination of 55 employees at a cost of $3.2 million. In addition, exit costs associated with the plant closings are estimated at $2.6 million. The restructuring activities are expected to be funded with operating cash flows. Additional costs to fully implement the reorganization plan in continuing processes were recorded as period costs and categorized into cost of sales and administrative expense in the latter half of 1996. These additional costs related to moving equipment and cross-training employees to support ongoing operations at the Duriron facilities. Through December 31, 1996, termination fees for 42 employees of $2.1 million and exit costs of $1.7 million were paid. The remainder of the termination fees and exit costs accrued in 1996 are expected to be incurred during the first half of 1997 with minimal changes in estimate from the original accrual.

       5 INVENTORIES

         Inventories at December 31, 1996 and 1995 and the method of determining cost were as follows:

                                      Domestic      Foreign
                                      inventories   inventories    Total
                                       (LIFO)        (FIFO)       inventories
--------------------------------------------------------------------------------
    December 31, 1996:
    Raw materials                   $   2,285     $   3,339     $   5,624
    Work in process
        and finished goods             52,613        42,833        95,446
--------------------------------------------------------------------------------
                                    $  54,898     $  46,172     $ 101,070
================================================================================

    December 31, 1995:
    Raw materials                   $   2,642     $   2,476     $   5,118
    Work in process
        and finished goods             48,857        39,180        88,037
--------------------------------------------------------------------------------
                                    $  51,499     $  41,656     $  93,155
================================================================================


         LIFO inventories at current cost were $38,039,000 and $36,127,000 higher than reported at December 31, 1996 and 1995, respectively.


    6.   PROPERTY, PLANT AND EQUIPMENT
         Property, plant and equipment at December 31, 1996 and 1995 were as follows:

                                                 1996               1995
-------------------------------------------------------------------------------
    Land                                   $    4,457        $     4,559
    Buildings                                  57,127             56,945
    Machinery and equipment                   152,782            148,795
    Furniture and fixtures                     43,314             37,676
-------------------------------------------------------------------------------
                                           $  257,680        $   247,975
===============================================================================




    7.   INTANGIBLES AND OTHER ASSETS
         Intangibles and other assets at December 31, 1996 and 1995 were as follows:

                                                 1996              1995
-----------------------------------------------------------------------------
    Cost in excess of fair value of
        tangible net assets acquired       $   37,440        $   38,810
    Amortization of intangibles                (5,079)           (4,253)
    Pension assets                              7,832             7,885
    Deferred tax assets                         9,408             5,969
    Deferred compensation funding               6,999             4,634
    Investments in unconsolidated affiliates    5,100             4,582
    Patents                                     4,623             4,704
    Other                                       6,837             4,597
-----------------------------------------------------------------------------
                                           $   73,160        $   66,928
==============================================================================




    8.   ACCRUED LIABILITIES
         Accrued liabilities at December 31, 1996 and 1995 were as follows:

                                                         1996            1995
-------------------------------------------------------------------------------
    Wages and other compensation                    $  28,393       $  26,397
    Other                                              22,142          18,058
--------------------------------------------------------------------------------
                                                    $  50,535       $  44,455
===============================================================================



9.       Debt and dividend restrictions


         Long-term debt, including capital lease obligations, at December 31, 1996 and 1995 were as follows:

                                               1996                  1995
                                               ----                  ----
7.04% loan due 2006                          $36,000               $     -
8.94% loan due annually
  through 2001                                19,836                24,529
Floating rate revolving notes                  5,900                20,820
7.45% loan due quarterly
  through 1999                                 5,722                 6,743
Capital lease obligations                      1,236                 1,941
Other, various maturities
  and rates                                    2,070                 4,320
                                              ------                ------
                                              70,764                58,353
Less amounts due within one year               7,525                 6,597
                                              ------                ------
                                             $63,239               $51,756
                                             =======               =======


         Interest paid amounted to $4,840,000, $4,957,000 and $4,418,000 in
1996, 1995 and 1994, respectively.

         Maturities of long-term debt, including capital lease obligations for each of the four years subsequent to 1997, are as follows:

                           1998        $6,781
                           1999        $7,968
                           2000        $4,739
                           2001        $3,022



         In 1996, the Company entered into a $100,000,000 revolving credit agreement. This facility will be used to fund the stock repurchase program, to provide for future capital needs and to allow for the consolidation of existing bilateral credit arrangements. Concurrent with the signing of the credit agreement, the Company entered into swap agreements totaling $50,000,000 to fix an interest rate of 7.04% for a period of 10 years.

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

         Long-term debt agreements require the company to maintain specified levels of tangible net worth and restrict the payment of cash dividends. Approximately, $30,281,000 and $28,543,000 of consolidated retained earnings were unrestricted for the payment of dividends at December 31, 1996, and 1995, respectively. Under current covenants, dividends are limited to $27,000,000 plus common stock issued and 50% of defined net earnings subsequent to September 30, 1996.

         At December 31, 1996 and 1995, the Company had short term credit facilities available from banks under which it could borrow, at local market rates up to $30,941,000 and $32,830,000, respectively. Under these facilities, the Company had $5,784,000 and $3,723,000 in borrowings outstanding at December 31, 1996 and 1995, respectively. The weighted average interest rate on these borrowings at December 31, 1996 and 1995, was 4.3% and 5.3%, respectively. In both years, these borrowings were used primarily to support the operations of foreign subsidiaries. Additionally, at December 31, 1996, the Company had $64,000,000 available under the revolving credit agreement.


    10.  POSTRETIREMENT BENEFITS AND OTHER DEFERRED ITEMS
         Deferred postretirement benefits and other deferred items at December
31, 1996 and 1995 were as follows:

                                                1996              1995
-------------------------------------------------------------------------
   Postretirement benefits                $   47,577        $   47,185
    Deferred compensation                       6,999             4,634
    Other                                       9,498             6,304
-------------------------------------------------------------------------
                                           $   64,074        $   58,123
=========================================================================



   11.  LEASES AND RENTALS

        Assets subject to capitalized leases and included in property, plant and equipment at cost amounted to $7,056,000 in 1996 and $7,320,000 in 1995. Accumulated amortization for the capitalized leases amounted to $5,915,000 in 1996 and $6,019,000 in 1995.
        The minimum rental commitments as of December 31, 1996 for all noncancelable leases were as follows:



                                                  Operating      Capital
                                                   leases        leases
---------------------------------------------------------------------------
    1997                                        $    6,894    $      794
    1998                                             4,441           531
    1999                                             2,950            53
    2000                                             1,303             1
    2001                                               898            --
    2002 and subsequent                              1,691            --
---------------------------------------------------------------------------
    Total minimum lease payments                $   18,177         1,379
===========================================================================

    Less amount representing interest on capital leases              143
---------------------------------------------------------------------------

    Present value of minimum capital lease payments           $    1,236
============================================================================



     Total rental expense amounted to $9,499,000 , $8,490,000 and $8,065,000 in 1996, 1995 and 1994, respectively.

12.      CONTINGENCIES

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

         The Company is a defendant in numerous pending lawsuits (which include, in many cases, multiple claimants) which seek to recover damages for alleged personal injury allegedly resulting from exposure to asbestos containing products formerly manufactured and distributed by the Company. All such products were used within self-contained process equipment, and management does not believe that there was any emission of ambient asbestos fiber during the use of this equipment. The Company has resolved numerous claims at an average of about $106 per claim, the cost of which was fully paid by insurance. The Company continues to have a substantial amount of available insurance from financially solvent carriers to cover the cost of both defending and resolving the claims.

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

         Although none of the aforementioned gives rise to any additional liability that can now be reasonably estimated, it is possible that the Company could incur additional costs in the range of $250,000 to $1,000,000 over the upcoming five years to fully resolve these matters. Although the Company has accrued the minimum end of this range as a precaution, management has no current reason to believe that any such additional costs are probable or quantifiable. The Company will continue to evaluate these contingent loss exposures and, if they develop, recognize expense as soon as such losses can be reasonably estimated.

13.       SHAREHOLDERS' EQUITY

         At December 31, 1996 and 1995, the Company had 60,000,000 shares of common stock, $1.25 par value, and 1,000,000 shares of $1.00 preferred stock authorized.
         In July of 1996 the Company updated and extended the expiration of the shareholder rights plan. Each share of the Company's common stock contains a preferred stock purchase right. These rights are not currently exercisable and trade in tandem with the common stock. The rights, in general, become exercisable and trade separately in the event of certain significant changes in common stock ownership or on the commencement of certain tender offers which in either case, may lead to a change of control of the Company. Upon becoming exercisable, the rights provide shareholders the opportunity to acquire a new series of Company preferred stock to be then automatically issued at a pre-established price. In the event of certain forms of acquisition of the Company, the rights also provide Company shareholders the opportunity to purchase shares of the acquiring company's common stock from the acquirer at a 50% discount from the current market value. The rights are redeemable for $.022 per right by the Company at any time prior to becoming exercisable and will expire in August, 2006.
         At December 31, 1996, approximately 1,196,000 shares of common stock were reserved for exercise of stock options and for grants of restricted stock.

14.  STOCK PLANS

         The Company maintains a shareholder approved stock option plan which provided for the grant of 1,125,000 options to purchase shares of the Company's common stock. At December 31, 1996, approximately 88,000 options remain available for grant. Options have been granted to officers and employees to purchase shares of common at a price not less that the fair market value of the date of grant. Generally, these options become exercisable over staggered periods, but may not be exercised after 10 years from the date of the grant. The plan provides that any option may include a stock appreciation right, however, none have been granted since 1989.
         The aggregate number of shares exercisable were 547,683, 570,601 and 455,139 at December 31, 1996, 1995 and 1994, respectively.

                                                     Average
                                       Stock        option price
                                      options         per share
-----------------------------------------------------------------
Outstanding at
December 31, 1993                     805,592       $   11.50

      Options granted                 172.599           14.81
      Options exercised               (83,833)           7.18
      Options canceled                (36,071)          12.03
----------------------------------------------
Outstanding at
December 31, 1994                     858,287           12.57

      Options granted                 121,364           27.05
      Options exercised               (75,976)           8.69
      Options canceled                 (9,676)          11.77
----------------------------------------------
Outstanding at
December 31, 1995                     893,999           14.87

      Options granted                 193,000           26.40
      Options exercised              (149,471)           9.37
----------------------------------------------

Outstanding at
December 31, 1996                     937,528       $   18.12
==============================================



The exercise price of options outstanding at December 31, 1996 ranged from $5.95 to $26.75. The weighted average contractual life of options outstanding is 6.7 years.

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Binomial option pricing model (a modified Black-Scholes model) with the following weighted-average assumptions for 1995 and 1996. The risk free interest rate was 6.2%, the dividend yield was 2.1%, the expected volatility of the Company's common stock was 36.6% and the weighted average expected life of the option was
6.75 years. During 1995 and 1996, options were granted which had a weighted average fair value on date of grant of $10.68 and $10.42, respectively.

         Option valuation models were developed for use in estimating the fair value of traded options which have no vesting restrictions and are freely transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, existing models do not provide a reliable single measure of the fair value of its options.

         For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options vesting periods. The Company's pro forma information follows (in thousands except for per share information):

                                               1996             1995
                                               ----              ----
 Pro forma net income                        $42,680           $30,622

 Pro forma earnings per share                  $1.75             $1.24



The effects of providing pro forma disclosure are not indicative of future amounts until the new rules are applied to all outstanding nonvested awards.

         The restricted stock plan was shareholder approved and authorized the grant of up to 337,500 share of the Company's common stock. In general, the shares cannot be transferred for a period of not less than one nor more than ten years and are subject to forfeiture during the restriction period. The fair value of the shares is amortized to compensation expense over the periods in which the restrictions lapse. Restricted stock grants of 29,900, 4,100 and 2,400 shares were made in 1996, 1995 and 1994, respectively. The weighted average fair value of the restricted stock grants at date of grant were $25.84, $22.28 and $16.38 per share, respectively. Total compensation expense recognized in the income statement for all stock based awards was $584,000 , $193,000 and $177,000 for 1996, 1995 and 1994 respectively.



15.      INCOME TAXES

         Earnings before income taxes consist of the following components:

                                                                   1996                      1995                      1994
----------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes:
  United States                                                 $41,060                   $33,394                   $31,533
  Foreign                                                        23,091                    16,728                     7,038
----------------------------------------------------------------------------------------------------------------------------
                                                                $64,151                   $50,122                   $38,571
============================================================================================================================


         Significant components of the provision for income taxes attributable to continuing operations are as follows:


                                                                   1996                      1995                      1994
----------------------------------------------------------------------------------------------------------------------------
Current:
  United States                                                 $13,940                   $13,887                    $9,900
  Foreign                                                         5,396                     5,649                     2,529
  State and local                                                 2,649                     1,697                     1,041
----------------------------------------------------------------------------------------------------------------------------
    Total current                                                21,985                    21,233                    13,470
----------------------------------------------------------------------------------------------------------------------------

Deferred:
  United States                                                  (1,112)                   (1,629)                      614
  Foreign                                                            73                       (41)                       52
  State and local                                                   (46)                     (113)                       39
----------------------------------------------------------------------------------------------------------------------------
    Total deferred                                               (1,085)                   (1,783)                      705
----------------------------------------------------------------------------------------------------------------------------
                                                                $20,900                   $19,450                   $14,175
============================================================================================================================

         Income taxes paid amounted to $21,413,000, $19,508,000 and $13,476,000 during 1996, 1995 and 1994, respectively.

         The reasons for the differences between the effective tax rate and the U.S. federal income tax rate were as follows:

                                                                     1996                      1995                      1994
------------------------------------------------------------------------------------------------------------------------------
U.S. federal income tax rate                                         35.0%                     35.0%                     35.0%
Foreign tax rate differential and utilization
  of operating loss carryforwards                                    (4.0)                      (.5)                       .7
Merger transaction expenses                                           -                         2.3                       -
State and local income taxes, net
  of federal income tax benefit                                       2.7                       2.2                       1.8
Other net (none more than 1.75%)                                     (1.1)                      (.2)                      (.7)
------------------------------------------------------------------------------------------------------------------------------

Effective tax rate                                                   32.6%                     38.8%                     36.8%
===============================================================================================================================

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1996 and 1995 were as follows:

                                                                                             1996                      1995
-----------------------------------------------------------------------------------------------------------------------------
Deferred tax assets related to:
  Postretirement benefits                                                                 $17,603                   $17,445
  Net operating loss carryforwards                                                          4,398                     5,530
  Compensation accruals                                                                     4,151                     3,381
  Foreign tax credit carryforwards                                                            949                     1,344
  Capital loss carryforwards                                                                1,263                     1,263
  Other                                                                                     6,070                     4,648
-----------------------------------------------------------------------------------------------------------------------------
    Total deferred tax assets                                                              34,434                    33,611
  Less valuation allowances                                                                 6,250                     7,990
-----------------------------------------------------------------------------------------------------------------------------
    Net deferred tax assets                                                                28,184                    25,621
-----------------------------------------------------------------------------------------------------------------------------

Deferred tax liabilities related to:
  Depreciation                                                                              7,973                     8,307
  Pension benefits                                                                          2,426                     2,466
  Other                                                                                     3,904                     3,967
-----------------------------------------------------------------------------------------------------------------------------
    Total deferred tax liabilities                                                         14,303                    14,740
-----------------------------------------------------------------------------------------------------------------------------

Deferred tax asset, net of liabilities                                                    $13,881                   $10,881
==============================================================================================================================

         The Company has recorded valuation allowances to reflect the estimated amount of deferred tax assets which may not be realized due to the expiration of net operating loss, foreign tax credit and capital loss carryforwards. The change in the valuation allowances for the year ended December 31, 1996 were as follows:

                                                            Net operating                 Foreign                  Capital
                                                                losses                  tax credits                losses
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                                   $  5,383                  $  1,344                  $  1,263
  Utilization of carryforwards                                   (3,014)                     -                         -
  Increase in expected nonutilization                             1,969                       123                      -
  Expiration of carryforwards                                      (300)                     (518)                     -
-------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996                                   $  4,038                    $  949                  $  1,263
================================================================================================================================

         Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $44,000,000 at December 31, 1996. These earnings are considered to be indefinitely reinvested and, accordingly, no additional United States income taxes or foreign withholding taxes have been provided.

16.      RESEARCH AND DEVELOPMENT

         Research and development expense amounted to $7,912,000, $7,032,000 and $8,642,000 in 1996, 1995 and 1994, respectively.

17.      RETIREMENT BENEFITS

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

         Net defined benefit pension expense (income) for 1996,1995 and 1994 included the following components:

                                                                   1996                      1995                      1994
-----------------------------------------------------------------------------------------------------------------------------
Service cost - benefits earned
  during the period                                             $ 1,727                   $ 1,773                   $ 1,660
Interest cost on projected
  benefit obligations                                             4,245                     4,306                     4,157
Actual loss (gain) on plan assets                                (9,935)                  (15,164)                      405
Net amortization and deferral                                     4,167                     8,635                    (6,297)
-----------------------------------------------------------------------------------------------------------------------------

Net defined benefit pension expense (income)                    $   204                   $  (450)                  $   (75)
=============================================================================================================================

         The following table presents defined benefit pension plan funded status and amounts recognized in the Company's consolidated balance sheet at December 31, 1996 and 1995:

                                                                                             1996                      1995
-----------------------------------------------------------------------------------------------------------------------------
Actuarial present value of:
  Vested benefits                                                                         $45,013                   $46,631
  Nonvested benefits                                                                        6,877                     6,509
-----------------------------------------------------------------------------------------------------------------------------
  Accumulated benefit obligations                                                          51,890                    53,140
  Projected future compensation increases                                                   8,474                     7,642
-----------------------------------------------------------------------------------------------------------------------------
  Projected benefit obligations                                                            60,364                    60,782
Less plan assets, at fair value                                                            82,620                    76,727
-----------------------------------------------------------------------------------------------------------------------------
Plan assets in excess of projected benefit obligations                                     22,256                    15,945
Unrecognized net transition asset                                                          (2,399)                   (2,984)
Unrecognized net gain                                                                     (15,674)                   (8,553)
Unrecognized prior service cost                                                             2,105                     2,198
-----------------------------------------------------------------------------------------------------------------------------

Net pension asset                                                                         $ 6,288                   $ 6,606
=============================================================================================================================

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

         The Company sponsors several defined contribution pension plans covering substantially all domestic and Canadian employees and certain other foreign employees. Employees may contribute to these plans and these contributions are matched in varying amounts by the Company. The Company may also make additional contributions to eligible employees. Defined contribution pension expense for the Company was $5,803,000, $5,966,000 and $4,236,000 for 1996, 1995 and 1994, respectively.

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

         Net postretirement benefit expense for 1996, 1995 and 1994 included the following components:

                                                                   1996                      1995                      1994
-----------------------------------------------------------------------------------------------------------------------------
Service cost - benefits earned during the period                $   602                   $   651                   $   666
Interest cost on accumulated postretirement
  benefit obligations                                             2,667                     2,715                     2,625
Net amortization and deferral                                      (741)                     (678)                     (679)
-----------------------------------------------------------------------------------------------------------------------------

  Net postretirement benefit expense                            $ 2,528                   $ 2,688                   $ 2,612
=============================================================================================================================

         The following table presents postretirement benefit amounts recognized in the Company's consolidated balance sheet at December 31, 1996 and 1995:

                                                                                             1996                      1995
Actuarial present value of accumulated
   postretirement benefit obligations:
   Retirees                                                                               $19,955                   $19,048
   Active employees eligible to retire                                                      5,364                     4,169
   Active employees not eligible to retire                                                 12,446                    15,264
-----------------------------------------------------------------------------------------------------------------------------

     Total                                                                                 37,765                    38,481
Unrecognized prior service cost                                                             5,102                     5,773
Unrecognized net gain                                                                       4,710                     2,931
-----------------------------------------------------------------------------------------------------------------------------

  Deferred postretirement benefits                                                        $47,577                   $47,185
=============================================================================================================================

         The average discount rate used in determining accumulated postretirement benefit obligations was 7.5%. The assumed annual rates of increase in per capita costs were, for periods prior to Medicare, 9% for 1996 and 8.5% for 1997 with a gradual decrease to 6% for 2002 and future years and, for periods after Medicare, 7% for 1996 and 6.5% for 1997 with a gradual decrease to 5% for 2000 and future years. Increasing the assumed rate of increase in postretirement benefit costs by 1% in each year would increase net postretirement benefit expense by approximately $387,000 and accumulated postretirement benefit obligations by $3,810,000.

    18.  FOREIGN CURRENCY TRANSLATION
         The foreign currency translation equity adjustments consist of the following:



                                              1996          1995          1994
--------------------------------------------------------------------------------
    Current year translation adjustment $   (1,124)   $      951    $    2,026

    Foreign currency translation
    equity adjustment:
         Beginning of year                   1,283           332        (1,694)
--------------------------------------------------------------------------------
         End of year                    $      159    $    1,283    $      332
================================================================================


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

         Export sales from the United States to foreign unaffiliated customers were $49,842,000, $27,068,000 and $27,143,000 in 1996, 1995 and 1994,
    respectively.

         Financial information by geographic area follows:

    Years ended December 31,                         1996        1995                 1994
------------------------------------------------------------------------------------------
    Revenues:
         United States                         $  401,309  $  354,547        $     320,086
         Europe                                   119,018     106,997               83,654
         Other                                     85,127      71,182               56,767
------------------------------------------------------------------------------------------
         Consolidated totals                   $  605,454  $  532,726        $     460,507
------------------------------------------------------------------------------------------

    Inter-geographic transfers:

         United States                         $   39,638  $   36,276        $      24,369
         Europe                                    16,016      19,516               11,662
         Other                                      1,431       1,458                  996
         Eliminations & adjustments               (57,085)    (57,250)             (37,027)
------------------------------------------------------------------------------------------
         Consolidated totals                   $        0  $        0        $           0
------------------------------------------------------------------------------------------

    Total revenues & transfers:

         United States                         $  440,947  $  390,823        $     344,455
         Europe                                   135,034     126,513               95,316
         Other                                     86,558      72,640               57,763
         Eliminations & adjustments               (57,085)    (57,250)             (37,027)
------------------------------------------------------------------------------------------
         Consolidated totals                   $  605,454  $  532,726        $     460,507
==========================================================================================

    Operating profit:

         United States                         $   54,721  $   47,859        $      37,977
         Europe                                     8,535      10,485                4,857
         Other                                     10,824       7,081                2,654
         Eliminations & adjustments                  (123)       (774)                 271
------------------------------------------------------------------------------------------
         Consolidated totals                       73,957      64,651               45,759
         Corporate expense                          4,885       9,350                2,287
         Interest expense                           4,921       5,179                4,901
------------------------------------------------------------------------------------------
         Earnings before income taxes          $   64,151  $   50,122        $      38,571
==========================================================================================
    Identifiable assets:

         United States                         $  259,267  $  247,125        $     212,509
         Europe                                   112,613     101,817               88,405
         Other                                     52,118      50,331               44,060
         Eliminations & adjustments               (17,080)    (18,039)             (13,250)
------------------------------------------------------------------------------------------
         Consolidated totals                      406,918     381,234              331,724
         General corporate assets                  18,572      14,139               12,542
------------------------------------------------------------------------------------------
         Total assets                          $  425,490  $  395,373        $     344,266
==========================================================================================

    In 1996, 1995 and 1994 foreign currency transaction gains/(losses) of approximately $624,000, $217,000 and ($1,150,000), respectively, were included in earnings before income taxes.

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
The Duriron Company, Inc.


         We have audited the accompanying consolidated balance sheet of The Duriron Company, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also include the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Duriron Company, Inc. at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Ernst & Young LLP


Dayton, Ohio
February 5, 1997

REPORT OF MANAGEMENT

         The Company's management has prepared and is responsible for the consolidated financial statements and information included in this Annual Report. The financial statements were prepared in accordance with generally accepted accounting principles and present fairly the Company's financial position and results of operations. Such statements necessarily include amounts based on judgments and estimates by management.
         Internal accounting control systems have been designed and implemented over the years and transactions are executed in accordance with management's authorizations. These internal control systems provide reasonable assurance that the financial statements and information included in this report properly reflect transactions of the Company. The Company also maintains an internal auditing function which evaluates and formally reports on the adequacy and effectiveness of internal accounting controls, policies and procedures.
         The Board of Directors has an Audit/Finance Committee composed of five members who are non-employee Directors of the Company. The Audit/Finance Committee met a total of four times during 1996. The Committee regularly meets (jointly and separately) with representatives of the independent auditors, the internal auditors and management.
         The Company's consolidated financial statements have been audited by Ernst & Young LLP, who have expressed their opinion with respect to the fairness of these statements. Their audit included a review of internal controls and testing of transactions and records that they consider necessary in the circumstances.




William M. Jordan                               Bruce E. Hines
Chairman of the Board,                          Senior Vice President and
President and                                   Chief Administrative Officer
Chief Executive Officer

ITEM 9.           NOT APPLICABLE

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

                  Officers are, in general, appointed annually to their respective positions at the April meeting of the Board of Directors. The executive officers and other officers of the Company at March 1, 1997 were as follows:

   William M. Jordan, Chairman, President and Chief Executive Officer, Director Bruce E. Hines, Senior Vice President and Chief Administrative Officer Thomas E. Haan, Group Vice President - Fluid Sealing Group
   George A. Shedlarski, Group Vice President - Rotating Equipment Group
   Mark E. Vernon, Group Vice President - Industrial Products Group
   Reid B. Wayman, Group Vice President - Flow Control Group
   Ronald F. Shuff, Vice President - Secretary and General Counsel
   Cheryl D. McNeal, Vice President - Human Resources
   Gregory L. Smith, Treasurer
   Kathleen A. Giddings, Controller

                  WILLIAM M. JORDAN, 53, was elected President and Chief Executive Officer in 1993 and a Director in 1991. He was additionally elected Chairman of the Board on April 25, 1996. Mr. Jordan became Executive Vice President in 1990 and President in 1991. He was Chief Operating Officer from 1990 to 1993. From 1984 until 1991, Mr. Jordan was the Group Vice President of International Operations, and he was the Assistant Group Vice President International Operations in 1983. From 1979 to 1983, he was Vice President and General Manager of Duriron Canada Inc. Mr. Jordan joined the Company in 1972 as a sales engineer and held various sales positions prior to 1979.

                  BRUCE E. HINES, 53, who rejoined the Company in 1989, was then elected Senior Vice President and added the position of Chief Administrative Officer in 1990. He previously had served as President of Vernay Labs, a manufacturer of precision rubber components. Prior to joining Vernay Labs, Mr. Hines had served in a variety of financial positions with the Company for nineteen years. He also functions as Chief Financial Officer.

                  THOMAS E. HAAN, 47, was elected a Group Vice President effective January 1, 1996. He is responsible for the global operations of the Company's mechanical seal and sealing system products which are marketed under the "Durametallic" trade name. In 1970, he joined Durametallic. He was elected to the following Durametallic offices: a Vice President in 1985, Senior Vice President in 1990 and Executive Vice President - Chief Operating Officer in 1993.

                  GEORGE A. SHEDLARSKI, 53, was elected a Group Vice President in 1987 and is responsible for the Company's worldwide pump operations, its foundry and for certain foreign operations. From 1984 until becoming a Group Vice President, Mr. Shedlarski was President of the Filtration Systems Division. From 1983 to 1984, he served as President and General Manager of Duriron Canada Inc. Mr. Shedlarski joined the Company in 1972 as a filtration product specialist and held various sales and managerial positions prior to 1983.

                  MARK E. VERNON, 44, was elected a Group Vice President in 1993. He is responsible for the worldwide operations of the Company's quarter turn valve and valve actuator businesses and certain foreign operations. He was President of the Company's Valtek Inc. subsidiary from 1991 to 1993 and Senior Vice President of Valtek from 1988 to 1990. Mr.
Vernon joined Valtek Incorporated in 1978.

                  REID B. WAYMAN, 44, was elected a Group Vice President effective March 1, 1997. He is responsible for the Company's global control valve operations. He served most recently as Vice President of Sales and European Operations of the Company's Rotating Equipment Group and as Vice President-European Operations of its Flow Control Group. He joined the Company in 1975.

                  RONALD F. SHUFF, 44, was elected Vice President - Secretary and General Counsel of the Company in 1990. He joined the Company in 1988 as General Counsel and Assistant Secretary. Mr. Shuff became General Counsel and Secretary in 1989. He also is responsible for corporate development matters.

                  CHERYL D. MCNEAL, 46, joined the Company in April, 1996 as Vice President Human Resources. She had previously served in a series of progressively more responsible human resources management positions at NCR Corporation for eighteen years.

                  GREGORY L. SMITH, 43, was elected Treasurer in 1987. He joined the Company in 1975. From 1985 until assuming his present position, he was Assistant Treasurer and, prior to becoming Assistant Treasurer, he was Manager of Corporate Tax.

                  KATHLEEN A. GIDDINGS, 34, was elected Controller in 1993. She joined the Company in 1985. She has served the Company in a number of financial management positions, including Director of Financial Reporting and Corporate Controller in 1993, Manager Financial Accounting from 1990 to 1992, Supervisor Financial Accounting in 1989 and Financial Accountant from 1985 to 1989.

                  Additional information required by this Item 10 is incorporated herein by this reference from the Proxy Statement.


ITEM 11.          EXECUTIVE COMPENSATION
--------          ----------------------

                  The information required by this Item 11 is set forth in the Proxy Statement and is incorporated herein by this reference.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
--------          ---------------------------------------------------
                  MANAGEMENT
                  ----------

                  The information required by this Item 12 is set forth in the Proxy Statement and is incorporated herein by this reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------          ----------------------------------------------

                  The information required by this Item 13 is set forth to the extent applicable in the Proxy Statement and is incorporated herein by this reference.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
--------          ----------------------------------------------------
                  ON FORM 8-K
                  -----------

(a) (1)  FINANCIAL STATEMENTS

         The following consolidated financial statements of the Company are incorporated herein by this reference as part of this Report at Item 8 hereof.

         Report of Independent Auditors

         Consolidated Statement of Income for the years ended December 31, 1996,
            1995 and 1994

         Consolidated Statement of Shareholders' Equity for the years ended
            December 31, 1996, 1995 and 1994

         Consolidated Balance Sheet at December 31, 1996 and 1995

         Consolidated Statement of Cash Flows for the years ended December 31,
            1996, 1995 and 1994

         Notes to Consolidated Financial Statements

(a) (2)  FINANCIAL STATEMENT SCHEDULE

         Schedule II                -       Valuation and Qualifying Accounts

         All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a) (3)  EXHIBITS

         See INDEX to EXHIBITS

(b)      REPORTS ON FORM 8-K

         None




                          THE DURIRON COMPANY, INC.
               Schedule II - Valuation and Qualifying Accounts
                           (dollars in thousands )


                  Column A               Column B     Column C    Column D    Column E
                  --------               --------     --------    --------    --------
                                          Balance at  Additions   Deductions  Balance at
                                         beginning   charged to    from        end of
    Description                           of year    earnings    reserve       year
    -----------                           -------    --------    -------       ----
    Year ended December 31, 1996:

    Allowance for doubtful accounts (a):   $1,408        $446        $307      $1,547
                                           ======        ====        ====      ======

    Year ended December 31, 1995:

    Allowance for doubtful accounts (a):   $1,470        $577        $639      $1,408
                                           ======        ====        ====      ======

    Year ended December 31, 1994:

    Allowance for doubtful accounts (a):   $1,282        $665        $477      $1,470
                                           ======        ====        ====      ======

    Restructuring inventory provision (b)    $478          $0        $478          $0
                                           ======        ====        ====      ======

    Restructuring fixed asset reserve (c)    $100          $0        $100          $0
                                           ======        ====        ====      ======


    (a) Deductions from reserve represent accounts written off, net of recoveries.
    (b) Deductions from reserve represent inventory written off.
    (c) Deductions from reserve represent fixed assets written off, and amounts reclassified to the general restructuring reserve.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Duriron Company, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of February, 1997.

                                          THE DURIRON COMPANY, INC.

                                          BY   /s/ WILLIAM M. JORDAN
                                            -----------------------------------
                                                WILLIAM M. JORDAN
                                                CHAIRMAN, PRESIDENT AND CHIEF
                                                EXECUTIVE OFFICER

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of The Duriron Company, Inc. and in the capacities and on the dates indicated:


------------------------------------------------------------------------------

NAME                                TITLE                        DATE
------------------------------------------------------------------------------

/s/ William M. Jordan       Chairman of the Board            February 17, 1996
---------------------       President and Chief
WILLIAM M. JORDAN           Executive Officer, Director


/s/ Bruce E. Hines          Senior Vice President -          February 17, 1996
--------------------        Chief Administrative Officer
BRUCE E. HINES              (Principal Accounting and
                            Financial Officer)


/s/ R. Elton White          Director, Chairman               February 17, 1996
--------------------        of Audit/Finance Committee
R. ELTON WHITE

/s/ Hugh K. Coble           Director                         February 17, 1996
--------------------
HUGH K. COBLE

/s/ John S. Haddick         Director                         February 17, 1996
--------------------
JOHN S. HADDICK

/s/ Diane C. Harris         Director                         February 17, 1996
--------------------
DIANE C. HARRIS

/s/ James S. Ware           Director                         February 17, 1996
--------------------
JAMES S. WARE




                                INDEX TO EXHIBITS

                                                                                    FOOTNOTE
                                                                                    REFERENCE
                                                                                   ----------
(3)      ARTICLES OF INCORPORATION AND BY-LAWS:

         3.1          1988 Restated Certificate of Incorporation of The
                      Duriron Company, Inc. was filed as Exhibit 3.1 to
                      the Company's Annual Report on Form 10-K for
                      the year ended December 31, 1988......................               *

         3.2          1989 Amendment to Certificate of Incorporation
                      was filed as Exhibit 3.2 to the Company's
                      Annual Report on Form 10-K for the year ended
                      December 31, 1989....................................                *

         3.3          By-Laws of The Duriron Company, Inc.
                      (as restated) were filed with the Commission as Exhibit
                      3.2 to The Company's Annual Report on Form 10-K for the
                      year ended December 31,
                      1987.................................................                *

         3.4          1996 Certificate of Amendment of Certificate of
                      Incorporation was filed as Exhibit 3.4 to the Company's
                      Annual Report on Form 10-K for the year ended
                      December 31, 1995....................................                *

         3.5          Amendment No. 1 to Restated Bylaws was filed as
                      Exhibit 3.5 to the Company's Annual Report on
                      Form 10-K for the year ended December 31,
                      1995.................................................                *


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





                                                                                                   FOOTNOTE
                                                                                                   REFERENCE
                                                                                                   ---------

         4.2      Lease agreement, indenture of trust, and guaranty agreement, all executed on June 1, 1978 in connection with 7-3/8%
                  Industrial Development Revenue Bonds, Series B, City of
                  Cookeville, Tennessee........................................                           +

         4.3      Form of Rights Agreement dated as of August 1,
                  1986 was filed as an Exhibit to the
                  Company's Form 8-A dated August 13, 1986.....................                           *

         4.4      Amendment to Rights Agreement dated August 1, 1996
                  was filed as Exhibit 4.5 to the Company's Quarterly Report
                  on Form 10-Q for the quarter ended June 30, 1996..............                          *

         4.5      Interest Rate and Currency Exchange Agreement between the
                  Company and Barclays Bank dated November 17, 1992 PLC in the amount of $25,000,000 was filed as Exhibit 4.9 to Company's
                  Report of Form 10-K for year ended December 31, 1992..........                          *

         4.6      Loan Agreement in the amount of $25,000,000 between the
                  Company and Metropolitan Life Insurance Company dated November
                  12, 1992 was filed as Exhibit 4.10 to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1992 .....                          +

         4.7      Revolving Credit Agreement between the Company
                  and First of America Bank - Michigan, N.A. in the
                  amount of $20,000,000 and dated August 22,
                  1995..........................................................                          +

         4.8      Credit Facility between the Company in the amount of
                  $100,000,000 and National City Bank, as Agent,                                  FILED
                  dated December 3, 1996........................................                  HEREWITH


         4.9      Rate Swap Agreement in the amount of $25,000,000
                  between the Company and National City Bank dated                                FILED
                  November 14, 1996.............................................                  HEREWITH






                                                                                                       FOOTNOTE
                                                                                                       REFERENCE
                                                                                                       ---------


         4.10     Rate Swap Agreement in the amount of $25,000,000
                  between the Company and Key Bank National                                              FILED
                  Association dated October 28, 1996........................                             HEREWITH

(10)     MATERIAL CONTRACTS:  (See Footnote "a")

         10.1     The Duriron Company, Inc. Incentive Compensation
                  Plan (the "Incentive Plan") for Senior Executives,
                  as amended and restated effective January 1, 1994,
                  was filed as Exhibit 10.1 to the Company's Annual Report
                  on Form 10-K for the year ended December 31, 1993.............                          *

         10.2     Amendment No. 1 to the Incentive Plan was filed as
                  Exhibit 10.2 to the Company's Annual Report on Form
                  10-K for the year ended December 31, 1995.......                                        *

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

         10.5     Change in Control Agreement ("CIC") between
                  The Duriron Company, Inc. and William M. Jordan,                                       FILED
                  Chairman, President and CEO.............................                               HEREWITH

         10.6     Form of CIC Agreement between all other executive                                      FILED
                  officers of the Company.............................................                   HEREWITH

         10.7     The Duriron Company, Inc. First Master Benefit
                  Trust Agreement dated October 1, 1987 was filed
                  as Exhibit 10.24 to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 1987...                                       *





                                                                                                      FOOTNOTE
                                                                                                      REFERENCE
                                                                                                      ---------

         10.8     Amendment #1 to the first Master Benefit Trust Agreement dated
                  October 1, 1987 was filed as Exhibit 10.24 to the Company's
                  Annual Report on Form 10-K for the year ended December 31, 1993........                 *

         10.9     Amendment #2 to First Master Benefit Trust Agreement was filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the
                  year ended December 31, 1993...........................................                 *

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

         10.12    The Duriron Company, Inc. Long-Term Incentive
                  Plan (the "Long-Term Plan"), as amended and restated effective
                  November 1, 1993 was filed as Exhibit 10.8 to the Company's
                  Annual Report on Form 10-K for the year ended December 31, 1993........                 *

         10.13    Amendment No. 1 to the Long-Term Plan was filed
                  as Exhibit 10.13 to the Company's Annual Report
                  on Form 10-K for the year ended December 31, 1995......................                 *

         10.14    The Duriron Company, Inc. 1989 Stock Option Plan                                       FILED
                  as amended and restated effective January 1, 1997......................                HEREWITH

         10.15    The Duriron Company, Inc. 1989 Restricted Stock
                  Plan (the "Restricted Stock Plan") as amended and                                      FILED
                  restated effective January 1, 1997.....................................                HEREWITH





                                                                                                  FOOTNOTE
                                                                                                  REFERENCE
                                                                                                  ---------

         10.16    The Duriron Company, Inc. Retirement
                  Compensation Plan for Directors ("Director
                  Retirement Plan") was filed as Exhibit 10.15 on
                  the Company's Annual Report to Form 10-K for
                  the year ended December 31, 1988.......................                                 *

         10.17    Amendment No. 1 to Director Retirement Plan
                  was filed as Exhibit 10.21 to the Company's
                  Annual Report on Form 10-K for the year ended
                  December 31, 1995...............................................                        *

         10.18    The Company's Benefit Equalization Pension
                  Plan ("Equalization Plan") was filed as Exhibit
                  10.16 to the Company's Annual Report on Form
                  10-K for the year ended December 31, 1989.......                                        *

         10.19    Amendment #1 dated December 15, 1992 to the Equalization Plan was filed as Exhibit 10.18 to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 1992..................                        *

         10.20    The Company's Equity Incentive Plan as amended and restated
                  effective July 21, 1995 was filed as Exhibit 10.25 to the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 1995...............................................                         *

         10.21    Supplemental Pension Agreement between the
                  Company and William M. Jordan dated
                  January 18, 1993 was filed as Exhibit 10.15
                  to the Company's Annual Report on Form 10-K
                  for the year ended December 31, 1992...........................                          *

         10.22    1979 Stock Option Plan, as amended and restated April 23,
                  1991, and Amendment #1 thereto dated December 15, 1992, was filed as Exhibit 10.17 to the Company's Annual Report on Form
                  10-K for the year ended December 31, 1992 ......................                         *



                                                                                                  FOOTNOTE
                                                                                                  REFERENCE
                                                                                                  ---------

         10.23    Deferred Compensation Plan for Executives was filed as Exhibit
                  10.19 to the Company's Annual Report on Form 10-K for the year
                  ended December 31, 1992 ......................................                          *

         10.24    Executive Life Insurance Plan of The Duriron
                  Company, Inc. was filed as Exhibit 10.29 to the
                  Company's Annual Report on Form 10-K for the
                  year ended December 31, 1995............................                                *

         10.25    Executive Long-Term Disability Plan of The
                  Duriron Company, Inc. was filed as Exhibit 10.30
                  to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1995........................                                *

         10.26    Consulting Agreement between James S. Ware and Durametallic
                  Corporation dated April 21, 1991 was filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1995................................................                       *

         10.27    Senior Executive Death Benefit Agreement
                  between James S. Ware and Durametallic
                  dated April 12, 1991 was filed as Exhibit 10.32 to
                  the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1995........................                                *

         10.28    Executive Severance Agreement between
                  James S. Ware and Durametallic Corporation dated
                  January 6, 1994 was filed as Exhibit 10.33 to the
                  Company's Annual Report on Form 10-K for the
                  year ended December 31, 1995..............................                              *

         10.29    Agreement between James S. Ware and the Company
                  dated September 11, 1995 was filed as Exhibit 10.34 to
                  the Company's Annual Report on Form 10-K for the
                  year ended December 31, 1995.......................................                     *



                                                                                                  FOOTNOTE
                                                                                                  REFERENCE
                                                                                                  ---------

         10.30    Agreement and Plan of Merger Among The Duriron Company, Inc.,
                  Wolverine Acquisition Corporation and Durametallic
                  Corporation, dated as of September 11, 1995 was filed as Annex
                  A on the Form S-4 Registration Statement filed by the Company
                  on September 11, 1995.......................................................            *

         10.31    Split-Dollar Life Insurance Agreement between the
                  Company and James S. and Sheila D. Ware Irrevocable
                  Trust II signed March 6, 1996 was filed as Exhibit 10.36 to the
                  Company's quarterly report on Form 10-Q for the quarter ended
                  March 31, 1996.................................................................         *

         10.32    Employee Protection Plan, as revised effective March 1, 1997
                  (which provides certain severance benefits to employees upon
                  a change of control of the Company)...........................................      FILED HEREWITH

(22)     (a)      All subsidiaries are wholly owned or controlled except as
                  otherwise indicated by one of the following footnotes

         (b)      40% ownership

         (c)      51% ownership

----------

(23)     CONSENTS OF EXPERTS AND COUNSEL
                                                                        FILED
         23.1     Consent of Ernst & Young LLP ....................     HEREWITH

(27)     FINANCIAL DATA SCHEDULE

         27.1     Financial Data Schedule (submitted for the SEC's      FILED
                  information) ....................................     HEREWITH

----------

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