Form 10-Q
period 1997-03-31
DURCO INTERNATIONAL INC
filed 1997-05-08
CIK 30625

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                       ----------------------------------


                                    FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                       ----------------------------------


  For Quarter Ended March 31, 1997            Commission File Number 0-325
                    --------------                                   -----


                            DURCO INTERNATIONAL INC.
                            ------------------------
             (Exact name of Registrant as specified in its charter)


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
                                                              --------------



                            THE DURIRON COMPANY, INC.
                            -------------------------
   (Former name, former address and former fiscal year, if changed since last report)


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


Shares of Common Stock, $1.25 par value, outstanding as of March 31,
1997..........23,504,949

                          PART I: Financial Information

                            DURCO INTERNATIONAL INC.
                        Consolidated Statement of Income
                     Quarters Ended March 31, 1997 and 1996
                  (dollars in thousands except per share data)





                                                                1997       1996
                                                               ------     ------


Net sales                                                    $147,797   $149,193

Costs and expenses:
  Cost of sales                                                87,751     89,279
  Selling and administrative                                   35,629     36,460
  Research, engineering and development                         4,381      4,269
  Interest                                                      1,475      1,394
  Other, net                                                      737      1,737
                                                             --------   --------

                                                              129,973    133,139

Earnings before income taxes                                   17,824     16,054

Provision for income taxes                                      6,773      5,940
                                                             --------   --------

Net earnings                                                   11,051     10,114
                                                             ========   ========

Earnings per share                                           $   0.47   $   0.41
                                                             ========   ========

                            DURCO INTERNATIONAL INC.
                           Consolidated Balance Sheet
                  (dollars in thousands except per share data)



                                                                 March 31,      December 31,
ASSETS                                                             1997             1996
                                                                 ---------      ---------

Current assets:
  Cash and cash equivalents                                      $  20,014      $  29,474
  Accounts receivable                                              112,072        112,710
  Inventories                                                      106,089        101,070
  Prepaid expenses                                                  10,743          9,164
                                                                 ---------      ---------

    Total current assets                                           248,918        252,418

Property, plant and equipment, at cost                             257,930        257,680
  Less accumulated depreciation and amortization                   159,958        157,768
                                                                 ---------      ---------

    Net property, plant and equipment                               97,972         99,912

Intangibles and other assets                                        73,225         73,160
                                                                 ---------      ---------

Total assets                                                     $ 420,115      $ 425,490
                                                                 =========      =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                               $  31,980      $  31,256
  Notes payable                                                      6,636          5,784
  Income taxes                                                       8,626          3,298
  Accrued liabilities                                               35,826         50,535
  Long-term debt due within one year                                 5,697          7,525
                                                                 ---------      ---------

    Total current liabilities                                       88,765         98,398

Long-term debt due after one year                                   61,350         63,239

Postretirement benefits and other deferred items                    65,192         64,074

Shareholders' equity:
  Serial preferred stock, $1.00 par value,
    no shares issued                                                    --             --
  Common stock, $1.25 par value, 24,568,000
    shares issued (24,568,000 in 1996)                              30,710         30,710
  Capital in excess of par value                                     8,212          8,377
  Retained earnings                                                197,151        189,390
                                                                 ---------      ---------

                                                                   236,073        228,477

Treasury stock, 1,063,000 shares at cost (1,081,000 in 1996)       (26,993)       (27,455)
Foreign currency and other equity adjustments                       (4,272)        (1,243)
                                                                 ---------      ---------

  Total shareholders' equity                                       204,808        199,779
                                                                 ---------      ---------

Total liabilities and shareholders' equity                       $ 420,115      $ 425,490
                                                                 =========      =========



                            (See accompanying notes)

                            DURCO INTERNATIONAL INC.
                      Consolidated Statement of Cash Flows
                   Three Months Ended March 31, 1997 and 1996
                             (dollars in thousands)



                                                           1997           1996
                                                           -----          ----

Increase (decrease) in cash and cash equivalents:

Operating activities:
   Net earnings                                          $ 11,051      $ 10,114
  Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Depreciation and amortization                           5,204         5,158
    Loss on the sale of fixed assets                           83            65

  Change in assets and liabilities net of
  effects of acquisitions and divestitures:
    Accounts receivable                                      (557)       (6,708)
    Inventories                                            (7,540)       (4,987)
    Prepaid expenses                                       (1,665)       (2,514)
    Accounts payable and accrued liabilities              (12,928)       (7,176)
    Income taxes                                            5,257         4,291
    Postretirement benefits and other deferred items        1,250           313
    Net deferred taxes                                        295           369
    Other                                                  (1,575)         (350)
                                                         --------      --------

Net cash flows from operating activities                   (1,125)       (1,425)

Investing activities:
  Capital expenditures                                     (4,634)       (4,184)
                                                         --------      --------

Net cash flows from investing activities                   (4,634)       (4,184)

Financing activities:
  Net borrowings under lines-of-credit                      1,249         1,040
  Payments on long-term debt                               (3,930)         (691)
  Proceeds from long-term debt                              2,473         1,241
  Proceeds from issuance of common stock                      466           509
  Dividends paid                                           (3,290)       (3,178)
                                                         --------      --------

Net cash flows from financing activities                   (3,032)       (1,079)

Effect of exchange rate changes                              (669)         (220)
                                                         --------      --------

Net decrease in cash and cash equivalents                  (9,460)       (6,908)

Cash and cash equivalents at beginning of year             29,474        19,434
                                                         --------      --------

Cash and cash equivalents at end of period               $ 20,014      $ 12,526
                                                         ========      ========

Supplemental disclosures of
cash flow information:
Cash paid during year for:
  Interest                                               $    993      $    437
  Income taxes                                           $  1,445      $  1,737


                            (See accompanying notes)

                            DURCO INTERNATIONAL INC.
                   Notes to Consolidated Financial Statements
        (dollars presented in tables in thousands except per share data)


1.     Inventories.
       The amount of inventories and the method of determining costs for the quarter ended March 31, 1997 and the year ended December 31, 1996 were as follows:


                                                       Domestic     Foreign
                                                      inventories  inventories     Total
                                                        (LIFO)        (FIFO)    inventories
                                                       ------------------------------------
        March 31, 1997
                 Raw materials                          $ 3,828     $  8,791     $ 12,619
                 Work in process and finished goods      58,112       35,358       93,470
                                                        -------     --------     --------
                                                        $61,940     $ 44,149     $106,089
                                                        =======     ========     ========

        December 31, 1996
                 Raw materials                          $ 2,285     $  3,339     $  5,624
                 Work in process and finished goods      52,613       42,833       95,446
                                                        -------     --------     --------
                                                        $54,898     $ 46,172     $101,070
                                                        =======     ========     ========

       LIFO inventories at current cost are $38,417,000 and $38,039,000 higher than reported at March 31, 1997 and December 31, 1996, respectively.



2. Shareholders' equity. There are authorized 60,000,000 shares of $1.25 par value common stock and 1,000,000 shares of $1.00 par value preferred stock. Changes in the three months ended March 31, 1997 and 1996 were as follows:



                                                                    Capital in              Foreign currency              Total
                                                        Common       excess of    Retained  & other equity   Treasury  shareholders'
                                                        stock        par value    earnings   adjustments      stock       equity
                                                       ---------------------------------------------------------------------------


        Balance at December 31, 1995                     $ 30,506    $  6,022     $ 158,754     $   700     $   (210)    $195,772

        Net earnings                                                                 10,114                                10,114
        Cash dividends                                                               (3,178)                               (3,178)
        Net shares issued (78,859) under stock plans           99         877                      (405)                      571
        Foreign currency translation adjustment                                                    (607)                     (607)

                                                         --------    --------     ---------     -------     --------     --------
        Balance at March 31, 1996                        $ 30,605    $  6,899     $ 165,690     $  (312)    $   (210)    $202,672
                                                         ========    ========     =========     =======     ========     ========


        Balance at December 31, 1996                     $ 30,710    $  8,377     $ 189,390     $(1,243)     (27,455)    $199,779

        Net earnings                                                                 11,051                                11,051
        Cash dividends                                                               (3,290)                               (3,290)
        Net shares issued (18,231) under stock plans                     (165)                      169          462          466
        Foreign currency translation adjustment                                                  (3,198)                   (3,198)

                                                         --------    --------     ---------     -------     --------     --------
        Balance at March 31, 1997                        $ 30,710    $  8,212     $ 197,151     $(4,272)    $(26,993)    $204,808
                                                         ========    ========     =========     =======     ========     ========


         As of March 31, 1997, 1,183,795 shares of common stock were reserved for exercise of stock options and grants of restricted shares.

3.       Dividends.

         Dividends paid during the quarters ended March 31, 1997 and 1996 were based on 23,504,850 and 24,445,392 respectively, common shares outstanding on the applicable dates of record.

4.       Earnings per share.

         Earnings per share for the quarters ended March 31, 1997 and 1996 were based on average common shares and common share equivalents outstanding of 23,766,368 and 24,792,964, respectively.

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

6.       Impact of Recently Issued Accounting Standard

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options would be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share is not material for the periods presented.

7.       Merger

         On May 6, 1997, the Company announced that it had reached a definitive agreement to merge with BW/IP, Inc. in a stock-for-stock merger of equals that will be accounted for as a pooling of interests transaction. Post-merger, the Company will operate under a new name, which will be announced before the transaction closes. BW/IP and Durco are two of the largest manufacturers and distributors of pumps, seals, valves and control valves in the U.S., and the strategic combination will create a leading global supplier of fluid handling and control equipment.

         The agreement calls for Durco shareholders to retain their present shares, and for BW/IP shareholders to receive .6968 shares of Durco common stock. The exchange ratio was based on the average ratio of closing share prices for the 15 consecutive trading days ended May 2, 1997. Completion of the merger is subject to approval by the shareholders of both Durco and BW/IP at meetings that are expected to be held over the summer, and the expiration of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvement Act of 1976. Durco and BW/IP have agreed to pay each other termination fees and to reimburse certain expenses in the event the merger is not consummated because of a competing transaction. The companies have also granted each other options for 19.9% of each other's common stock exercisable under certain circumstances.

         BW/IP is a worldwide supplier of advanced-technology fluid transfer and control equipment, systems and services. Its principal products are pumps, mechanical seals and valves. In 1996, BW/IP reported sales of $492.2 million and generated net earnings of $27.8 million.

8.       Name Change

         On April 23, 1997 the Company announced it has legally changed its corporate name to Durco International Inc., following approval by its Board of Directors and shareholders.
                  ---------------------------------------------





         The financial information contained in this report is unaudited, but, in the opinion of the Company, all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation of the operating results for the period have been made.

                      Management's Discussion and Analysis

                of Financial Condition and Results of Operations

     Capital Resources and Liquidity - Three Months Ended March 31, 1997

         The Company's capital structure, consisting of long-term debt, deferred items and shareholders' equity, continues to enable the Company to finance short and long-range business objectives. At March 31, 1997, long-term debt was 18.5% of the Company's capital structure, compared to 19.3% at December 31, 1996. Based upon annualized 1997 results, the interest coverage ratio of the Company's indebtedness was 13.1 at March 31, 1997, compared with
     14.0 for the twelve months ended December 31, 1996.

         The return on average net assets at March 31, 1997 was 14.2% based upon 1997 annualized results, compared to 14.3% at December 31, 1996. Annualized return on average shareholders' equity was 21.9% at March 31, 1997, compared to 21.7% at December 31, 1996. Management continues to focus on improving its performance in these areas as many of the Company's incentive compensation plans are linked to return on net assets and economic value added measurements.

         Capital spending in 1997 is expected to be over $20.0 million, compared with $16.9 million in 1996. The 1997 expenditures will be invested in low cost manufacturing facilities in India, new product development and machine replacement and upgrades.

         The Company's liquidity position is reflected in a current ratio of 2.8 to 1 at March 31, 1997. This compares to 2.6 to 1 at December 31, 1996. Cash in excess of current requirements was invested in high-grade, short-term securities. Cash and amounts available under borrowing arrangements will be adequate to fund operating needs and capital expenditures through the remainder of the year.

         On May 6, 1997, the Company announced that it had reached a definitive agreement to merge with BW/IP, Inc. in a stock-for-stock merger of equals that will be accounted for as a pooling of interests transaction. Post-merger, the company will operate under a new name, which will be announced before the transaction closes. BW/IP and Durco are two of the largest manufacturers and distributors of pumps, seals, valves and control valves in the U.S., and the strategic combination will create a leading global supplier of fluid handling and control equipment.

         The agreement calls for Durco shareholders to retain their present shares, and for BW/IP shareholders to receive .6968 shares of Durco common stock. The exchange ratio was based on the average ratio of closing share prices for the 15 consecutive trading days ended May 2, 1997. Completion of the merger is subject to approval by the shareholders of both Durco and BW/IP at meetings that are expected to be held over the summer, and the expiration of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvement Act of 1976. Durco and BW/IP have agreed to pay each other termination fees and to reimburse certain expenses in the event the merger is not consummated because of a competing transaction. The companies have also granted each other options for 19.9% of each other's common stock exercisable under certain circumstances.

         BW/IP is a worldwide supplier of advanced-technology fluid transfer and control equipment, systems and services. Its principal products are pumps, mechanical seals and valves. In 1996, BW/IP reported sales of $492.2 million and generated net earnings of $27.8 million.

     Results of Operations - Three Months Ended March 31, 1997

         Net sales for the three months ended March 31, 1997 were $147.8 million, compared to net sales of $149.2 million for the same period in 1996. The decrease in net sales reflects customer delayed project shipments of flow control equipment and strengthening of the U.S. dollar against European currencies. Foreign contributions to consolidated net sales were 33.3% and 33.6% for the three month periods ended March 31, 1997 and 1996, respectively. The slight decline reflects the impact of currencies. Total net sales to foreign customers including export sales from the U.S. were 41.6% and 40.3%, respectively. The increase in foreign contributions reflects higher levels of shipments into the Asia-Pacific markets.

         Incoming business was $153.6 million for the first three months of 1997. This compares to an unusually high $157.0 million in 1996's first quarter when several large projects were booked. Backlog at March 31, 1997 was $114.9 million, compared with a backlog of $111.9 million at December 31, 1996. The Company remains committed to its program of reducing throughput time and meeting customer request dates for deliveries.

         The gross profit margin was 40.6% for the three months ended March 31, 1997. This compares to 40.2% for the same period in 1996. The margin reflects a normal quarterly product mix and the favorable impact of continued emphasis on cost control.

          Selling and administrative expenses as a percentage of net sales for the three months ended March 31, 1997 were 24.1%, compared to 24.4% for the same period in 1996. The decrease in expense as a percentage of net sales is consistent with the Company's plan to further leverage expense and control costs in 1997 while continuing to invest in the development and growth of international operations.

         Research, engineering and development expense as a percentage of net sales for the three months ended March 31, 1997 was 3.0%, compared with 2.9% for the same period in 1996. The expense level during the first quarter of 1997 reflects the Company's continued investment in new products and production processes.

         Other expense was $0.7 million for the three month period ended March 31, 1997, compared to $1.7 million for the same period in 1996. The decrease in expense reflects lower levels of long and short term incentive compensation expense as the Company's results were below plan. The decrease also reflects foreign currency transaction losses in 1997 compared with slight gains in 1996.

         The effective tax rate for the first three months of 1997 was 38.0%, compared with 37.0% in 1996. The 1996 effective tax rate included significant benefits associated with utilization of tax loss carryforwards which are not expected to occur in 1997.

         Record first quarter 1997 net earnings were $11.1 million, or $.47 per share, compared with $10.1 million, or $.41 per share, for the same period in 1996. The 9.3% increase in profits reflects the Company's efforts to control costs as both cost of sales and selling and administrative expenses declined. Net earnings for future quarters of 1997 and thereafter are uncertain and dependent on general worldwide economic conditions in the Company's major markets and their strong impact on the level of incoming business activity.

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

                           3.6 1997 Certificate of Amendment of Certificate of Incorporation

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






                                           DURCO INTERNATIONAL INC.
                                           (Registrant)




                                            /s/ Bruce E. Hines
                                            ------------------------------
                                            Bruce E. Hines
                                            Senior Vice President
                                            Chief Administrative Officer





Date:  May 8, 1997
------------------

                                INDEX TO EXHIBITS



                                                                                 FOOTNOTE
                                                                                 REFERENCE
                                                                                 ---------





(3)                 ARTICLES OF INCORPORATION AND BY-LAWS:

         3.1          1988 Restated Certificate of Incorporation of The
                      Duriron Company, Inc. was filed as Exhibit 3.1 to
                      the Company's Annual Report on Form 10-K for
                      the year ended December 31, 1988..........................    *

         3.2          1989 Amendment to Certificate of Incorporation
                      was filed as Exhibit 3.2 to the Company's
                      Annual Report on Form 10-K for the year ended
                      December 31, 1989.........................................    *

         3.3          By-Laws of The Duriron Company, Inc.
                      (as restated) were filed with the Commission as Exhibit
                      3.2 to The Company's Annual Report on Form 10-K for the
                      year ended December 31, 1987..............................    *

         3.4          1996 Certificate of Amendment of Certificate of
                      Incorporation was filed as Exhibit 3.4 to the Company's
                      Annual Report on Form 10-K for the year ended
                      December 31, 1995.........................................    *

         3.5          Amendment No. 1 to Restated Bylaws was filed as
                      Exhibit 3.5 to the Company's Annual Report on
                      Form 10-K for the year ended December 31,
                      1995......................................................    *

         3.6          1997 Certificate of Amendment of Certificate
                      of Incorporation.......................................... Filed Herewith



                                                                                 FOOTNOTE
                                                                                 REFERENCE
                                                                                 ---------


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

         4.3      Form of Rights Agreement dated as of August 1,
                  1986 was filed as an Exhibit to the
                  Company's Form 8-A dated August 13, 1986......................    *

         4.4      Amendment to Rights Agreement dated August 1, 1996
                  was filed as Exhibit 4.5 to the Company's Quarterly Report
                  on Form 10-Q for the quarter ended June 30, 1996..............    *

         4.5      Interest Rate and Currency Exchange Agreement
                  between the Company and Barclays Bank dated
                  November 17, 1992 PLC in the amount of
                  $25,000,000 was filed as Exhibit 4.9 to the
                  Company's Report of Form 10-K for year ended
                  December 31, 1992.............................................    *

         4.6      Loan Agreement in the amount of $25,000,000 between the
                  Company and Metropolitan Life Insurance Company dated November
                  12, 1992 was filed as Exhibit 4.10 to the Company's Annual
                  Report on Form 10-K for the year ended
                  December 31, 1992 ............................................    *

         4.7      Revolving Credit Agreement between the Company
                  and First of America Bank - Michigan, N.A. in the
                  amount of $20,000,000 and dated August 22,
                  1995..........................................................    +


                                                                                 FOOTNOTE
                                                                                 REFERENCE
                                                                                 ---------


         4.8      Credit Facility between the Company in the amount of
                  $100,000,000 and National City Bank, as Agent, dated December
                  3, 1996 was filed as Exhibit 4.8 to the Company's Report on
                  Form 10-K for the year ended December 31, 1996................    *

         4.9      Rate Swap Agreement in the amount of $25,000,000
                  between the Company and National City Bank dated
                  November 14, 1996 was filed as Exhibit 4.9 to the
                  Company's Report on Form 10-K for the year ended
                  December 31, 1996.............................................    *

         4.10     Rate Swap Agreement in the amount of $25,000,000 between the
                  Company and Key Bank National Association dated October 28,
                  1996 was filed as Exhibit 4.10 to the Company's Report on Form
                  10-K for the year ended December 31, 1996.....................    *

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

         10.4     The Duriron Company, Inc. amended and
                  restated Director Deferral Plan was filed as
                  Attachment A to the Company's definitive
                  1996 Proxy Statement filed with the Commission
                  on March 10, 1996.............................................    *


                                                                                 FOOTNOTE
                                                                                 REFERENCE
                                                                                 ---------


         10.5     Change in Control Agreement ("CIC") between
                  The Duriron Company, Inc. and William M. Jordan,
                  Chairman, President and CEO was filed as Exhibit
                  10.5 to the Company's Report on Form 10-K for
                  the year ended December 31, 1996..............................    *

         10.6     Form of CIC Agreement between all other executive
                  officers of the Company was filed as Exhibit 10.6
                  to the Company's Report on Form 10-K for the
                  year ended December 31, 1996..................................    *

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

         10.12    The Duriron Company, Inc. Long-Term Incentive
                  Plan (the "Long-Term Plan"), as amended and
                  restated effective November 1, 1993 was filed as
                  Exhibit 10.8 to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 1993................    *


                                                                                 FOOTNOTE
                                                                                 REFERENCE
                                                                                 ---------


         10.13    Amendment No. 1 to the Long-Term Plan was filed
                  as Exhibit 10.13 to the Company's Annual Report
                  on Form 10-K for the year ended December 31,
                  1995..........................................................    *

         10.14    The Duriron Company, Inc. 1989 Stock Option Plan
                  as amended and restated effective January 1, 1997
                  was filed as Exhibit 10.14 to the Company's Report
                  on Form 10-K for the year ended December 31, 1996.............    *

         10.15    The Duriron Company, Inc. 1989 Restricted Stock
                  Plan (the "Restricted Stock Plan") as amended and restated
                  effective January 1, 1997 was filed as Exhibit 10.15 to the
                  Company's Report on Form 10-K for the year ended
                  December 31, 1996.............................................    *

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

         10.18    The Company's Benefit Equalization Pension
                  Plan ("Equalization Plan") was filed as Exhibit
                  10.16 to the Company's Annual Report on Form
                  10-K for the year ended December 31, 1989.....................    *

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



                                                                                 FOOTNOTE
                                                                                 REFERENCE
                                                                                 ---------



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

         10.23    Deferred Compensation Plan for Executives was
                  filed as Exhibit 10.19 to the Company's Annual
                  Report on Form 10-K for the year ended
                  December 31, 1992 ............................................    *

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


                                                                                 FOOTNOTE
                                                                                 REFERENCE
                                                                                 ---------

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

         10.31    Split-Dollar Life Insurance Agreement between the
                  Company and James S. and Sheila D. Ware Irrevocable
                  Trust II signed March 6, 1996 was filed as Exhibit 10.36 to the
                  Company's quarterly report on Form 10-Q for the quarter ended
                  March 31, 1996................................................    *

         10.32    Employee Protection Plan, as revised effective March 1, 1997
                  (which provides certain severance benefits to employees upon a change of control of the Company) was filed as Exhibit 10.32 to the Company's Report on Form 10-K for the year
                  ended December 31, 1996.......................................    *

         10.33    1997 Stock Option Plan was included as Exhibit A to the
                  Company's 1997 Proxy Statement which was filed with
                  the Commission on March 17, 1997..............................    *


(27)     FINANCIAL DATA SCHEDULE

         27.1     Financial Data Schedule (submitted for the SEC's
                   information).................................................

                                                                    FOOTNOTE
                                                                    REFERENCE
                                                                    ---------

--------------

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