Form 10-Q
period 1997-06-30
DURCO INTERNATIONAL INC
filed 1997-08-14
CIK 30625

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                       ----------------------------------


                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


                       ----------------------------------


   For Quarter Ended June 30, 1997             Commission File Number 0-325
                     -------------                                    -----


                              FLOWSERVE CORPORATION
                              ---------------------
             (Exact name of Registrant as specified in its charter)

                                    New York
                                    --------
         (State or other jurisdiction of incorporation or organization)

                                   31-0267900
                                   ----------
                     (I.R.S. Employer Identification Number)

 3100 Research Boulevard, Dayton, Ohio                           45420
 -------------------------------------                         ---------
 (Address of principal executive offices)                      (Zip Code)

(Registrant's telephone number, including area code)        (937) 476-6100
                                                             -------------


                            DURCO INTERNATIONAL INC.
                            ------------------------
      (Former name, former address and former fiscal year, if changed since last report)

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

Shares of Common Stock, $1.25 par value, outstanding as of
June 30, 1997..........23,543,843

                          PART I: Financial Information

                              FLOWSERVE CORPORATION
                        Consolidated Statement of Income
                      Quarters Ended June 30, 1997 and 1996
                  (dollars in thousands except per share data)
                                   (Unaudited)

                                                           1997           1996
                                                         --------       --------
Net sales                                                $162,671       $151,071

Costs and expenses:
  Cost of sales                                            93,314         88,463
  Selling and administrative                               37,021         36,871
  Research, engineering and development                     4,095          3,973
  Interest                                                  1,397          1,469
  Other, net                                                1,737          1,343
  Restructuring                                              --            5,778
                                                         --------       --------
                                                          137,564        137,897
Earnings before income taxes                               25,107         13,174

Provision for income taxes                                  9,541          4,259
                                                         --------       --------
Net earnings                                               15,566          8,915
                                                         ========       ========
Earnings per share                                       $   0.65       $   0.36
                                                         ========       ========



                            (See accompanying notes)

                              FLOWSERVE CORPORATION
                        Consolidated Statement of Income
                     Six Months Ended June 30, 1997 and 1996
                  (dollars in thousands except per share data)
                                   (Unaudited)

                                                           1997           1996
                                                         --------       --------
Net sales                                                $310,468       $300,265

Costs and expenses:
  Cost of sales                                           181,065        177,743
  Selling and administrative                               72,649         73,331
  Research, engineering and development                     8,476          8,242
  Interest                                                  2,873          2,863
  Other, net                                                2,473          3,080
  Restructuring                                              --            5,778
                                                         --------       --------
                                                          267,536        271,037
Earnings before income taxes                               42,932         29,228

Provision for income taxes                                 16,314         10,199
                                                         --------       --------
Net earnings                                               26,618         19,029
                                                         ========       ========
Earnings per share                                       $   1.12       $   0.77
                                                         ========       ========



                            (See accompanying notes)

                              FLOWSERVE CORPORATION
                           Consolidated Balance Sheet
                  (dollars in thousands except per share data)

                                                             (Unaudited)
                                                               June 30,    December 31,
ASSETS                                                           1997         1996
                                                               ---------    ---------
Current assets:
  Cash and cash equivalents                                    $  23,407    $  29,474
  Accounts receivable                                            121,052      112,710
  Inventories                                                    101,115      101,070
  Prepaid expenses                                                12,413        9,164
                                                               ---------    ---------
    Total current assets                                         257,987      252,418

Property, plant and equipment, at cost                           254,756      257,680
  Less accumulated depreciation and amortization                 159,077      157,768
                                                               ---------    ---------
    Net property, plant and equipment                             95,679       99,912

Intangibles and other assets                                      73,972       73,160
                                                               ---------    ---------
Total assets                                                   $ 427,638    $ 425,490
                                                               =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                             $  32,196    $  31,256
  Notes payable                                                    6,787        5,784
  Income taxes                                                     5,113        3,298
  Accrued liabilities                                             40,102       50,535
  Long-term debt due within one year                               5,253        7,525
                                                               ---------    ---------
    Total current liabilities                                     89,451       98,398

Long-term debt due after one year                                 58,062       63,239

Postretirement benefits and other deferred items                  67,060       64,074

Shareholders' equity:
  Serial preferred stock, $1.00 par value,
    no shares issued                                                --           --
  Common stock, $1.25 par value, 24,569,000
    shares issued (24,568,000 in 1996)                            30,712       30,710
  Capital in excess of par value                                   8,012        8,377
  Retained earnings                                              209,425      189,390
                                                               ---------    ---------
                                                                 248,149      228,477

Treasury stock, 1,025,000 shares at cost (1,081,000 in 1996)     (26,051)     (27,455)
Foreign currency and other equity adjustments                     (9,033)      (1,243)
                                                               ---------    ---------
  Total shareholders' equity                                     213,065      199,779
                                                               ---------    ---------
Total liabilities and shareholders' equity                     $ 427,638    $ 425,490
                                                               =========    =========



                            (See accompanying notes)

                              FLOWSERVE CORPORATION
                      Consolidated Statement of Cash Flows
                     Six Months Ended June 30, 1997 and 1996
                             (dollars in thousands)
                                   (Unaudited)

                                                         1997        1996
                                                       --------    --------
Increase (decrease) in cash and cash equivalents:

Operating activities:
  Net earnings                                         $ 26,618    $ 19,029
  Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Depreciation and amortization                         9,847      10,185
    Loss on the sale of fixed assets                        (42)        149
  Change in assets and liabilities net of
  effects of acquisitions and divestitures:
    Accounts receivable                                 (12,336)     (7,749)
    Inventories                                          (3,742)    (13,069)
    Prepaid expenses                                     (3,388)     (4,760)
    Accounts payable and accrued liabilities             (6,756)      3,764
    Income taxes                                          1,146       2,607
    Postretirement benefits and other deferred items      1,546       1,441
    Net deferred taxes                                      576        (600)
    Other                                                (1,761)     (2,717)
                                                       --------    --------
Net cash flows from operating activities                 11,708       8,280

Investing activities:
  Capital expenditures                                   (8,758)     (8,161)
                                                       --------    --------

Net cash flows from investing activities                 (8,758)     (8,161)

Financing activities:
  Net borrowings under lines-of-credit                    1,674       4,445
  Payments on long-term debt                             (6,456)     (3,720)
  Proceeds from long-term debt                            2,321         340
  Proceeds from issuance of common stock                    856       1,727
  Dividends paid                                         (6,583)     (6,369)
                                                       --------    --------

Net cash flows from financing activities                 (8,188)     (3,577)

Effect of exchange rate changes                            (829)       (301)
                                                       --------    --------

Net decrease in cash and cash equivalents                (6,067)     (3,759)

Cash and cash equivalents at beginning of year           29,474      19,434
                                                       --------    --------

Cash and cash equivalents at end of period             $ 23,407    $ 15,675
                                                       ========    ========

Supplemental disclosures of
cash flow information:
Cash paid during period for:
  Interest                                             $  2,745    $  2,270
  Income taxes                                         $ 14,499    $  8,179








                            (See accompanying notes)

                             FLOWSERVE CORPORATION
                   Notes to Consolidated Financial Statements
        (dollars presented in tables in thousands except per share data)

1. Except as otherwise specifically noted, the foregoing information is exclusive of the impact of the Company's merger with BW/IP Inc. (BW/IP).

2.   Inventories.
     The amount of inventories and the method of determining costs for the quarter ended June 30, 1997 and the year ended December 31, 1996 were as follows:

                                                   Domestic              Foreign
                                                 inventories           inventories         Total
                                                    (LIFO)               (FIFO)          inventories
                                                 ---------------------------------------------------
     June 30, 1997
              Raw materials                        $  4,108            $  6,641            $ 10,749
              Work in process and finished goods     52,502              37,864              90,366
                                                   --------            --------            --------
                                                   $ 56,610            $ 44,505            $101,115
                                                   ========            ========            ========
     December 31, 1996
              Raw materials                        $  2,285            $  3,339            $  5,624
              Work in process and finished goods     52,613              42,833              95,446
                                                   --------            --------            --------
                                                   $ 54,898            $ 46,172            $101,070
                                                   ========            ========            ========


     LIFO inventories at current cost are $38,981,000 and $38,039,000 higher than reported at June 30, 1997 and December 31, 1996, respectively.

3. Shareholders' equity. There are authorized 60,000,000 shares of $1.25 par value common stock and 1,000,000 shares of $1.00 par value preferred stock. Changes in the six months ended June 30, 1997 and 1996 were as follows:

                                                                             Capital in                      Foreign currency
                                                               Common        excess of        Retained       & other equity
                                                               stock         par value        earnings       adjustments
                                                            --------------------------------------------------------------------
       Balance at December 31, 1995                         $    30,506      $    6,022      $   158,754      $       700
       Net earnings                                                                               19,029
       Cash dividends                                                                             (6,369)
       Net shares issued (159,621) under stock plans                200           2,515                              (988)
       Foreign currency translation adjustment                                                                     (1,051)
                                                            -----------      ----------      -----------      -----------
       Balance at June 30, 1996                             $    30,706      $    8,537      $   171,414      $    (1,339)
                                                            ===========      ==========      ===========      ===========

       Balance at December 31, 1996                         $    30,710      $    8,377      $   189,390      $    (1,243)
       Net earnings                                                                               26,618
       Cash dividends                                                                             (6,583)
       Net shares issued (55,325) under stock plans                   2            (365)                             (185)
       Foreign currency translation adjustment                                                                     (7,605)
                                                            -----------      ----------      -----------      -----------
       Balance at June 30, 1997                             $    30,712      $    8,012      $   209,425      $    (9,033)
                                                            ===========      ==========      ===========      ===========

                                                                                   Total
                                                             Treasury           shareholders'
                                                               stock                equity
                                                         ------------------------------------
       Balance at December 31, 1995                          $     (210)          $   195,772
       Net earnings                                                                    19,029
       Cash dividends                                                                  (6,369)
       Net shares issued (159,621) under stock plans                                    1,727
       Foreign currency translation adjustment                                         (1,051)
                                                             ----------           -----------
       Balance at June 30, 1996                              $     (210)          $   209,108
                                                             ==========           ===========

       Balance at December 31, 1996                             (27,455)          $   199,779
       Net earnings                                                                    26,618
       Cash dividends                                                                  (6,583)
       Net shares issued (55,325) under stock plans               1,404                   856
       Foreign currency translation adjustment                                         (7,605)
                                                             ----------           -----------
       Balance at June 30, 1997                              $  (26,051)          $   213,065
                                                             ==========           ===========















         As of June 30, 1997, 2,653,978 shares of common stock were reserved for exercise of stock options and grants of restricted shares.

4.       Dividends.

         Dividends paid during the quarters ended June 30, 1997 and 1996 were based on 23,520,471 and 24,547,672 respectively, common shares outstanding on the applicable dates of record.

5.       Earnings per share.

         Earnings per share for the six months ended June 30, 1997 and 1996 were based on average common shares and common share equivalents outstanding of 23,785,868 and 24,824,170 respectively.

6.       Contingencies.

         As of June 30, 1997, the Company was involved as a "potentially responsible party" at five former public waste disposal sites which may be subject to remediation under pending government procedures. The sites are in various stages of evaluation by federal and state environmental authorities. The projected cost of remediating these sites, as well as the Company's alleged "fair share" allocation, is uncertain and speculative until all studies have been completed and the parties have either negotiated an amicable resolution or the matter has been judicially resolved. At each site, there are many other parties who have similarly been identified, and the identification and location of additional parties is continuing under applicable federal or state law. Many of the other parties identified are financially strong and solvent companies which appear able to pay their share of the remediation costs. Based on the Company's preliminary information about the waste disposal practices at these sites and the environmental regulatory process in general, the Company believes that it is likely that ultimate remediation liability costs for each site will be apportioned among all liable parties, including site owners and waste transporters, according to the volumes and/or toxicity of the wastes shown to have been disposed of at the sites.

         The Company is a defendant in numerous pending lawsuits (which include, in many cases, multiple claimants) which seek to recover damages for alleged personal injury allegedly resulting from exposure to asbestos containing products formerly manufactured and distributed by the Company. All such products were used within self-contained process equipment, and management does not believe that there was any emission of ambient asbestos fiber during the use of this equipment. The Company has resolved numerous claims at an average of about $100 per claim, the cost of which was fully paid by insurance. The Company continues to have a substantial amount of available insurance from financially solvent carriers to cover the cost of both defending and resolving the claims.

         The Company is also a defendant in several other products liability lawsuits which are insured, subject to the applicable deductibles, and certain other non-insured lawsuits received in the ordinary course of business. The Company has fully accrued the estimated loss reserve for each such lawsuit. No insurance recovery has been projected for any of the insured claims because management currently believes that all will be resolved within applicable deductibles. The Company is also a party to other non-insured litigation which is incidental to its business and which, in management's opinion, will be resolved without a material impact on the Company.

         On July 22, 1997, the Company completed a merger with BW/IP Inc. and effectively assumed certain contingent liabilities of BW/IP as a result thereof. Management does not now believe that any such newly assumed contingent liabilities will either individually nor in the aggregate be resolved in a way that has a material impact on the Company.

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

7.       Impact of Recently Issued Accounting Standards

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

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income, and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. These statements will not be required to be adopted by the Company until 1998. The Company has not yet determined any impact of these statements on the financial statements of the Company.

8.       Merger

         On July 22, 1997, shareholders of the Company and BW/IP, Inc. (BW/IP) voted to approve a merger between a wholly owned subsidiary of the Company and BW/IP in a stock-for-stock merger of equals that will be accounted for as a pooling of interests transaction. As part of the merger agreement, the company changed its name to Flowserve Corporation. The Company's common stock began trading on the New York Stock Exchange on July 23, 1997, under the symbol "FLS." The Company and BW/IP were, prior to the merger, two of the largest manufacturers and distributors of pumps, seals, valves and control valves in the U.S., and the strategic combination will create a leading global supplier of fluid handling and control equipment.

         Under the terms of the transaction, the Company's shareholders retain their present shares, and former BW/IP shareholders will receive .6968 shares of the Company's common stock for each previously owned share of BW/IP. The exchange ratio was based on the average ratio of closing share prices of the Company's and BW/IP's common stock for the 15 consecutive trading days ended May 2, 1997.

         The merger was consummated on July 22, 1997 and the Company is obligated to issue approximately 16,914,820 shares of its common stock in exchange for all of the outstanding common shares of BW/IP. The merger qualifies as a tax-free reorganization for federal income tax purposes and was accounted for as a pooling of interests. BW/IP's common stock has been de-registered under the Securities Exchange Act of 1934, and consequently, BW/IP will not file a Form 10-Q for the quarter ended June 30, 1997.

         The following unaudited pro forma condensed combined balance sheet as of June 30, 1997 and December 31, 1996; and the pro forma condensed combined statements of income for the three months ended June 30, 1997, the three months ended June 30, 1996, the six months ended June 30, 1997, and the six months ended June 30, 1996 give effect to the merger accounted for as a pooling of interests. This pro forma information is based on the historical consolidated financial statements of Durco and BW/IP and their subsidiaries under the assumptions and adjustments set forth in the accompanying notes.

         The unaudited pro forma condensed combined financial statements have been prepared by the management of Durco and BW/IP based upon their respective historical consolidated financial statements. Pro forma per share amounts are based on the exchange ratio of 0.6968 shares of Durco common stock for each share of BW/IP common stock. The pro forma condensed combined financial statements of income, which include results of operations as if the merger had been consummated on January 1, 1996, do not reflect the merger expenses expected to be incurred by Durco and BW/IP or any anticipated cost savings. As a result, the pro forma condensed combined financial conditions and results of operations of Flowserve as of and after the effective date of the merger may not be indicative of the results that actually would have occurred if the merger had been in effect during the periods presented or which may be attained in the future. Actual performances will differ and the differences may be material. The pro forma condensed combined financial statements should be read in conjunction with the historical consolidated financial statements and notes thereto for Durco and BW/IP.

                              FLOWSERVE CORPORATION
              Unaudited Pro Forma Condensed Combined Balance Sheet
                                  June 30, 1997
                  (dollars in thousands except per share data)

                                                                                     Pro Forma          Pro Forma
ASSETS                                                  Durco           BW/IP       Adjustments         Combined
                                                      ---------       ---------     -----------         --------
Current assets:
  Cash and cash equivalents                           $  23,407       $  14,791       $                 $ 38,198
  Accounts receivable                                   121,052         106,380                          227,432
  Inventories                                           101,115          94,611                          195,726
  Prepaid expenses                                       12,413          16,391                           28,804
                                                      ---------       ---------       --------          --------
    Total current assets                                257,987         232,173           --             490,160

Property, plant and equipment, at cost                  254,756         204,079                          458,835
  Less accumulated depreciation and amortization        159,077          89,580                          248,657
                                                      ---------       ---------       --------          --------

    Net property, plant and equipment                    95,679         114,499           --             210,178

Intangibles and other assets                             73,972          75,215                          149,187
                                                      ---------       ---------       --------          --------
Total assets                                          $ 427,638       $ 421,887       $   --            $849,525
                                                      =========       =========       ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                    $  32,196       $  40,507      $                  $ 72,703
  Notes payable                                           6,787            --                              6,787
  Income taxes                                            5,113           1,808                            6,921
  Accrued liabilities                                    40,102          47,766         10,000(4)         97,868
  Long-term debt due within one year                      5,253           8,759                           14,012
                                                      ---------       ---------       --------          --------
    Total current liabilities                            89,451          98,840         10,000           198,291

Long-term debt due after one year                        58,062          93,334                          151,396

Postretirement benefits and other deferred items         67,060          41,515                          108,575

Shareholders' equity:
  Serial preferred stock
    no shares issued                                       --              --                                 --
  Common stock                                           30,712             245         20,899 (3)        51,856
  Capital in excess of par value                          8,012          85,763        (20,899)(3)        72,876
  Retained earnings                                     209,425         118,895        (10,000)(4)       318,320
                                                      ---------       ---------       --------          --------
                                                        248,149         204,903        (10,000)          443,052

Treasury stock                                          (26,051)           (613)                         (26,664)
Foreign currency and other equity adjustments            (9,033)        (16,092)                         (25,125)
                                                      ---------       ---------       --------          --------
  Total shareholders' equity                            213,065         188,198        (10,000)          391,263
                                                      ---------       ---------       --------          --------
Total liabilities and shareholders' equity            $ 427,638       $ 421,887       $   --            $849,525
                                                      =========       =========       ========          ========



                            (See accompanying notes)

                              FLOWSERVE CORPORATION
              Unaudited Pro Forma Condensed Combined Balance Sheet
                                December 31, 1996
                  (dollars in thousands except per share data)

                                                                                      Pro Forma          Pro Forma
ASSETS                                                  Durco           BW/IP        Adjustments         Combined
                                                      ---------       ---------      -----------         --------
Current assets:
  Cash and cash equivalents                           $  29,474       $   9,458      $                  $  38,932
  Accounts receivable                                   112,710         110,564                           223,274
  Inventories                                           101,070          81,353                           182,423
  Prepaid expenses                                        9,164          15,241                            24,405
                                                      ---------       ---------       --------          ---------
    Total current assets                                252,418         216,616           --              469,034

Property, plant and equipment, at cost                  257,680         197,369                           455,049
  Less accumulated depreciation and amortization        157,768          85,542                           243,310
                                                      ---------       ---------       --------          ---------
    Net property, plant and equipment                    99,912         111,827           --              211,739

Intangibles and other assets                             73,160          75,843                           149,003
                                                      ---------       ---------       --------          ---------
Total assets                                          $ 425,490       $ 404,286       $   --            $ 829,776
                                                      =========       =========       ========          =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                    $  31,256       $  36,755      $                  $  68,011
  Notes payable                                           5,784            --                               5,784
  Income taxes                                            3,298           1,663                             4,961
  Accrued liabilities                                    50,535          43,160         10,000(4)         103,695
  Long-term debt due within one year                      7,525           9,087                            16,612
                                                      ---------       ---------       --------          --------
    Total current liabilities                            98,398          90,665         10,000            199,063

Long-term debt due after one year                        63,239          80,723                           143,962

Postretirement benefits and other deferred items         64,074          44,053                           108,127

Shareholders' equity:
  Serial preferred stock
    no shares issued                                       --              --                                --
  Common stock                                           30,710             245         20,899 (3)         51,854
  Capital in excess of par value                          8,377          85,763        (20,899)(3)         73,241
  Retained earnings                                     189,390         109,173        (10,000)(4)        288,563
                                                      ---------       ---------       --------          ---------
                                                        228,477         195,181        (10,000)           413,658
Treasury stock                                          (27,455)           (613)                          (28,068)
Foreign currency and other equity adjustments            (1,243)         (5,723)                           (6,966)
                                                      ---------       ---------       --------          ---------
  Total shareholders' equity                            199,779         188,845        (10,000)           378,624
                                                      ---------       ---------       --------          ---------
Total liabilities and shareholders' equity            $ 425,490       $ 404,286       $    --           $ 829,776
                                                      =========       =========       =========         =========



                            (See accompanying notes)

                             FLOWSERVE CORPORATION
           Unaudited Pro Forma Condensed Combined Statement of Income
                           Quarter Ended June 30, 1997
                  (dollars in thousands except per share data)

                                                                            Pro Forma              Pro Forma
                                              Durco         BW/IP      Adjustments (1), (2)         Combined
                                             --------      --------    --------------------        ---------
Net sales                                    $162,671      $137,986          $                      $ 300,657

Costs and expenses:
  Cost of sales                                93,314        86,133                                   179,447
  Selling and administrative                   37,021        35,380             1,458                  73,859
  Research, engineering and development         4,095          --               2,468                   6,563
  Interest                                      1,397         2,128                75                   3,600
  Other, net                                    1,737            23            (4,001)                 (2,241)
                                             --------      --------          --------               ---------
                                              137,564       123,664              --                   261,228
Earnings before income taxes                   25,107        14,322              --                    39,429

Provision for income taxes                      9,541         5,013                                    14,554
                                             --------      --------          --------               ---------
Net earnings                                   15,566         9,309              --                    24,875
                                             ========      ========          ========               =========
Earnings per share                           $   0.65      $   0.38          $   --                 $    0.61
                                             ========      ========          ========               =========
Average shares outstanding                     23,785        24,275                                    40,700





                            (See accompanying notes)

                              FLOWSERVE CORPORATION
           Unaudited Pro Forma Condensed Combined Statement of Income
                           Quarter Ended June 30, 1996
                  (dollars in thousands except per share data)

                                                                      Pro Forma                Pro Forma
                                              Durco       BW/IP   Adjustments (1), (2)         Combined
                                              -----       -----   --------------------         --------
Net sales                                   $151,071     $119,764       $                        $ 270,835

Costs and expenses:
  Cost of sales                               88,463       72,929                                  161,392
  Selling and administrative                  36,871       33,392          (199)                    70,064
  Research, engineering and development        3,973         --           2,252                      6,225
  Interest                                     1,469        1,724           149                      3,342
  Other, net                                   1,343          248        (2,202)                      (611)
  Restructuring                                5,778         --                                      5,778
                                            --------      -------      --------                  ---------
                                             137,897      108,293          --                      246,190
Earnings before income taxes                  13,174       11,471          --                       24,645

Provision for income taxes                     4,259        4,474                                    8,733
                                            --------      -------      --------                  ---------
Net earnings                                   8,915        6,997          --                       15,912
                                                                                                 =========
Earnings per share                          $   0.36      $  0.29      $   --                    $    0.38
                                            ========      =======      ========                  =========
Average shares outstanding                    24,824       24,275                                   41,739



                            (See accompanying notes)

                             FLOWSERVE CORPORATION
           Unaudited Pro Forma Condensed Combined Statement of Income
                         Six Months Ended June 30, 1997
                  (dollars in thousands except per share data)

                                                                  Pro Forma            Pro Forma
                                           Durco      BW/IP   Adjustments (1), (2)     Combined
                                          --------   -------- -------------------      --------
Net sales                                 $310,468   $252,701     $                    $  563,169

Costs and expenses:
  Cost of sales                            181,065    156,745                             337,810
  Selling and administrative                72,649     68,865           284               141,798
  Research, engineering and development      8,476       --           4,337                12,813
  Interest                                   2,873      3,746           316                 6,935
  Other, net                                 2,473        172        (4,937)               (2,292)
                                          --------   --------      --------             ---------
                                           267,536    229,528          --                 497,064
Earnings before income taxes                42,932     23,173          --                  66,105

Provision for income taxes                  16,314      8,111                              24,425
                                          --------   --------      --------             ---------
Net earnings                                26,618     15,062          --                  41,680
                                          ========   ========      ========             =========
Earnings per share                        $   1.12   $   0.62      $   --               $    1.02
                                          ========   ========      ========             =========
Average shares outstanding                  23,785     24,275                              40,700


                            (See accompanying notes)

                              FLOWSERVE CORPORATION
           Unaudited Pro Forma Condensed Combined Statement of Income
                         Six Months Ended June 30, 1996
                  (dollars in thousands except per share data)
                               Pro Forma Pro Forma

                                              Durco        BW/IP      Adjustments (1), (2)       Combined
                                             --------      --------   --------------------       ---------
Net sales                                    $300,265      $241,702      $                       $ 541,967

Costs and expenses:
  Cost of sales                               177,743       148,089                                325,832
  Selling and administrative                   73,331        68,232           (251)                141,312
  Research, engineering and development         8,242          --            4,313                  12,555
  Interest                                      2,863         3,438            298                   6,599
  Other, net                                    3,080           522         (4,360)                   (758)
  Restructuring                                 5,778          --                                    5,778
                                             --------      --------      ---------               ---------
                                              271,037       220,281           --                   491,318
Earnings before income taxes                   29,228        21,421           --                    50,649

Provision for income taxes                     10,199         8,354                                 18,553
                                             --------      --------      ---------               ---------
Net earnings                                   19,029        13,067           --                    32,096
                                             --------      --------      ---------               ---------
Earnings per share                           $   0.77      $   0.54      $    --                 $    0.77
                                             ========      ========      =========               =========
Average shares outstanding                     24,824        24,275                                 41,739




                            (See accompanying notes)

         Notes to Unaudited Pro Forma Condensed Combined Financial Statements

         1. Certain Durco and BW/IP expenses have been reclassified to reflect consistent reporting on a pro forma combined basis, as follows:

                  (a) BW/IP interest income has been reclassified from interest expense, net to other, net.

                  (b) Durco incentive compensation expenses and goodwill amortization expenses have been reclassified from other, net to selling and administrative expense.

                  (c) BW/IP foreign currency transaction gains and losses have been reclassified from selling, administrative and operating expenses to other, net.

                  (d) BW/IP research, engineering and development expenses have been reclassified and shown separately for selling, administrative, and operating expenses.

         2. Intercompany transactions between Durco and BW/IP are immaterial.

         3. The pro forma condensed combined financial statements reflect the issuance of 16,914,820 shares of Durco common stock in exchange for all the outstanding BW/IP common stock. This reflects a 0.6968 exchange ratio of Durco for BW/IP shares.

         4. Total costs incurred by Durco and BW/IP in connection with the merger are estimated at $10.0 million. These costs relate to financial advisory, legal, accounting, printing and other related services. These non-tax deductible costs will be charged against income of the combined company in the period of consummation. The liabilities associated with these costs have been applied to reduce shareholders' equity in the pro forma financial statements. Actual costs related to the merger incurred by each company were not significant during the six months ended June 30, 1997. The combined company also expects to incur substantial costs relating to termination benefits paid to certain employees and other costs necessary to combine and realign operations. Because decisions have not yet been made regarding specific employee terminations or the manner or extent of operational realignment that will be necessary to effect the combination, these costs cannot be reasonably estimated at this time. Accordingly, no such costs have been included in the adjustments to shareholders' equity in the pro forma condensed combined balance sheet.

         5. Inventories of both Durco and BW/IP are stated at the lower of cost or market. For Durco, cost is determined for all domestic inventories using the last-in, first-out (LIFO) method and for foreign inventories using the first-in, first-out (FIFO) method. For BW/IP, cost is determined for all inventories using the FIFO method. Decisions as to possible combination of certain domestic units after the merger have not yet been made and, accordingly, it is not possible currently to determine the costing method or methods that will be used for computing domestic inventories of the combined company. As such, adjustments relating to these matters have not been made in preparing the pro forma condensed combined financial statements.

                  In connection with the merger, the Company expects to record a one-time charge of approximately $10.0 million for merger-related expenses in the third quarter of 1997. These expenses include investment banking fees and other costs related to the merger. These costs will be charges against income of the combined company in the period of consummation. The liabilities associated with these costs have been applied to reduce shareholders' equity in the pro forma financial statements. The Company also expects to recognize a restructuring charge in the fourth quarter of 1997. Although expected to be significant, the amount of the charge is being determined by the plans to capture synergies and eliminate redundancies in the new organization. When the plans are complete, the Company expects to announce the amount of the charge and explain the benefits that will provide a payback in approximately two years.

                  BW/IP is a worldwide supplier of advanced-technology fluid transfer and control equipment, systems and services. Its principal products are pumps, mechanical seals and valves. In 1996, BW/IP reported sales of $492.2 million and generated net earnings of $27.8 million.

         9.       Name Change

                  On July 22, 1997, the Company changed its name from Durco International Inc. to Flowserve Corporation following approval by its Board of Directors and shareholders. On April 23, 1997 the Company announced it had legally changed its corporate name to Durco International Inc.

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

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Capital Resources and Liquidity - Six Months Ended June 30, 1997

         The Company's capital structure, consisting of long-term debt, deferred items and shareholders' equity, continues to enable the Company to finance short and long-range business objectives. At June 30, 1997, long-term debt was 17.2% of the Company's capital structure, compared to 19.3% at December 31, 1996. Based upon annualized 1997 results, the interest coverage ratio of the Company's indebtedness was 15.9 at June 30, 1997, compared with 14.0 for the twelve months ended December 31, 1996.

         The return on average net assets at June 30, 1997 was 16.7% based upon 1997 annualized results, compared to 14.3% at December 31, 1996. Annualized return on average shareholders' equity was 25.9% at June 30, 1997, compared to 21.7% at December 31, 1996. Management continues to focus on improving its performance in these areas as many of the Company's incentive compensation plans are linked to return on net assets and economic value added measurements.

         Capital spending in 1997 is expected to be over $20.0 million, compared with $16.9 million in 1996. The 1997 expenditures will be invested in low cost manufacturing facilities in India, new product development and machine replacement and upgrades.

         The Company's liquidity position is reflected in a current ratio of 2.9 to 1 at June 30, 1997. This compares to 2.6 to 1 at December 31, 1996. Cash in excess of current requirements was invested in high-grade, short-term securities. Cash and amounts available under borrowing arrangements will be adequate to fund operating needs and capital expenditures through the remainder of the year.

         On July 22, 1997, shareholders of the Company and BW/IP, Inc. (BW/IP) voted to approve a merger between a subsidiary of the Company and BW/IP in a stock-for-stock merger of equals that will be accounted for as a pooling of interests transaction. The company also changed its name to Flowserve Corporation. The Company's common stock began trading on the New York Stock Exchange on July 23, 1997, under the symbol "FLS." The Company and BW/IP were, prior to the merger, two of the largest manufacturers and distributors of pumps, seals, valves and control valves in the U.S., and the strategic combination will create a leading global supplier of fluid handling and control equipment.

         Under the terms of the transaction, the Company's shareholders retain their present shares, and BW/IP shareholders will receive .6968 shares of the Company's common stock for each previously owned share of BW/IP. The exchange ratio was based on the average ratio of closing share prices for the Company's and BW/IP's common stock for the 15 consecutive trading days ended May 2, 1997.

         BW/IP is a worldwide supplier of advanced-technology fluid transfer and control equipment, systems and services. Its principal products are pumps, mechanical seals and valves. In 1996, BW/IP reported sales of $492.2 million and generated net earnings of $27.8 million.

Except as otherwise specifically noted, the foregoing analysis of the Company's "Capital Resources and Liquidity" is exclusive of the impact of this merger.

Results of Operations - Six Months Ended June 30, 1997

         Net sales for the six months ended June 30, 1997 were a record $310.5 million, compared to net sales of $300.3 million for the same period in 1996. The change reflects an increase in shipments from all business units, in particular, the Flow Control Group and strong shipments within the Asia-Pacific market. Partially offsetting the increase in sales was the impact of the strengthening of the U.S. dollar against the European currencies which reduced reported net sales by approximately 3% when compared with the first six months of 1996. International contributions to consolidated net sales were 32.8% and 33.4% for the six month periods ended June 30, 1997 and 1996, respectively. The reduction in international contributions reflects the impact of the weaker European currencies. Total net sales to international customers including export sales from the U.S. were 41.1% and 40.7%, respectively for such periods.

         Incoming business was a record $312.5 million for the first six months of 1997. This compares to $310.3 million in 1996's first six months. Incoming business was adversely affected by strengthening of the U.S. dollar against the European currencies. Backlog at June 30, 1997 was $102.6 million, compared with a backlog of $111.9 million at December 31, 1996. This reduction followed management's plan to improve customer service by shortening delivery lead times.

         The gross profit margin was 41.7% for the six months ended June 30, 1997. This compares to 40.8% for the same period in 1996. The margin reflects a more favorable product mix and favorable operating variances resulting from higher levels of plant utilization and cost control.

         Selling and administrative expenses as a percentage of net sales for the six months ended June 30, 1997 were 23.4%, compared to 24.4% for the same period in 1996. The reduction in expense in dollars reflects continued emphasis on cost containment and currency impacts. The decrease in expense as a percentage of net sales is consistent with the Company's plan to further leverage expense and control costs in 1997 while continuing to invest in the development and growth of international operations.

         Research, engineering and development expense as a percentage of net sales for the six months ended June 30, 1997 was 2.7%, compared with an equivalent amount for the same period in 1996. The expense level during the first six months of 1997 reflects the Company's continued investment in new products and production processes.

         The Company recognized a restructuring charge of $5.8 million before income taxes, or $.12 per share after tax, during the second quarter of 1996 to consolidate Durco and its recently acquired Durametallic operations in Europe and Australia. Durametallic operations in Belgium, Germany, Italy, France and Australia were combined with larger and more efficient Durco facilities during the second half of 1996. The restructuring was a part of the plan to obtain positive synergies between the two companies. The restructuring plan resulted in the termination of approximately 55 employees at a cost of $3.2 million. In addition, exit costs associated with the plant closings of approximately $2.6 million were incurred. Through June 30, 1997, essentially all termination fees and exit costs were incurred with minimal changes in estimate from the original accrual.

         The effective tax rate for the first six months of 1997 was 38.0%, compared with 34.9% in 1996. The 1996 effective tax rate included significant benefits associated with restructuring the Company's European entities and with utilization of tax loss carryforwards which were not expected to recur in 1997. Excluding the tax impact on the restructuring in 1996, the tax rate for the first six months of 1996 was 37%.

         Net earnings for the first six months of 1997 were a record $26.6 million, or $1.12 per share, compared with $19.0 million, or $.77 per share, for the same period in 1996. The increase in earnings reflects an improvement in the gross margin, a reduction in selling and administrative expenses and the impact of the restructuring expense recorded in 1996.

Results of Operations - Three Months Ended June 30, 1997

         Net sales for the three months ended June 30, 1997 were a record $162.7 million, compared to net sales of $151.1 million for the same period in 1996. The 8% increase in net sales reflects strong shipments from all business units including shipments of the major Tyvek and LNG (liquid natural gas) control valve orders. Partially offsetting the increase in sales was the impact of the strengthening of the U.S. dollar against the European currencies. International contributions to consolidated net sales were 32.4% and 33.4% for the three month periods ended June 30, 1997 and 1996, respectively. Total net sales to international customers including export sales from the U.S. were 40.5% and 41.2%, respectively. The reduction in international contributions reflects the impact of the weaker European currencies.

         Incoming business was a record of $158.9 million for the second quarter of 1997. This compares to $153.3 million in 1996's second quarter. Reported incoming business for the quarter was adversely affected by strengthening of the U.S. dollar against the European currencies. Backlog at June 30, 1997 was $102.6 million, compared with a backlog of $111.9 million at December 31, 1996. This reduction followed management's plan to improve customer service by shortening delivery lead times.

         The gross profit margin was 42.6% for the three months ended June 30, 1997. This compares to 41.4% for the same period in 1996. The margin reflects a more favorable product mix including the impact of the Tyvek shipment and favorable operating variances resulting from higher levels of plant utilization and cost control.

         Selling and administrative expenses as a percentage of net sales for the three months ended June 30, 1997 were 22.8%, compared to 24.4% for the same period in 1996. The decrease in expense as a percentage of net sales is consistent with the Company's plan to further leverage expense and control costs in 1997 while continuing to invest in the development and growth of international operations. Selling and administrative expense in dollars includes higher levels of commission expense offset in part by currency impacts.

         The Company recognized a restructuring charge of $5.8 million before income taxes, or $.12 per share after tax, during the second quarter of 1996. For further information, reference the previous paragraph on the same topic located in the review of operations for the first six months of 1997.

         The effective tax rate for the second quarter of 1997 was 38.0%, compared with 32.3% in 1996. The 1996 effective tax rate included significant benefits associated with restructuring the Company's European entities and with utilization of tax loss carryforwards which are not expected to occur in 1997. Excluding the tax impact on the restructuring in 1996, the tax rate for the second quarter of 1996 was 37%.

         Net earnings for the second quarter of 1997 were a record $15.6 million, or $.65 per share, compared with $8.9 million, or $.36 per share, for the second quarter of 1996. The increase in earnings reflects improvements in the gross margin, continuing decline in selling and administrative expense as a percentage of net sales and the impact of the restructuring expense recorded in 1996.

         The foregoing analysis of both the Company's operations for the six month period ended June 30, 1997 and the three month period ended the same date is exclusive of the impact of the aforementioned BW/IP merger.

         In connection with the aforementioned BW/IP merger, the Company expects to record a one-time charge of approximately $10.0 million for merger-related expenses in the third quarter of 1997. These expenses include investment banking fees and other costs related to the merger. The Company expects to recognize a restructuring charge in the fourth quarter of 1997. Although expected to be significant, the amount of the charge is being determined by the plans to capture synergies and eliminate redundancies in the new organization. When the plans are complete, the Company expects to announce the amount of the charge and explain the benefits that will provide a payback in approximately two years. Cost savings and estimated synergies resulting from the merger are estimated at $35 - $45 million over the next three years.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            FLOWSERVE CORPORATION
                                            (Registrant)

                                               /Bruce E. Hines/
                                             ------------------------------
                                             Bruce E. Hines
                                             Senior Vice President
                                             Chief Administrative Officer

Date:  August 15, 1997
----------------------

                                                  INDEX TO EXHIBITS

                                                                                                             FOOTNOTE
                                                                                                             REFERENCE
                                                                                                             ---------
(3)                 ARTICLES OF INCORPORATION AND BY-LAWS:

         2.1         Agreement and Plan of Merger dated as of May 6, 1997,
                     among the Company, Bruin Acquisition Corp. and BW/IP,
                     Inc. was filed as Annex I to the Joint Proxy Statement/
                     Prospectus which is part of the Registration Statement on
                     Form S-4, dated June 19, 1997.............................                                    *

         2.2         Durco Stock Option Agreement dated as of May 6, 1997,
                     between the Company, as issuer, and BW/IP, Inc. as
                     grantee, was filed as Annex II to the Joint Proxy Statement/
                     Prospectus which is part of the Registration Statement on
                     Form S-4, dated June 19, 1997.............................                                    *

         2.3         BW/IP Stock Option Agreement dated as of May 6, 1997,
                     between BW/IP Inc., as issuer, and the Company, as grantee, was filed as Annex III to the Joint Proxy Statement/
                     Prospectus which is part of the Registration Statement on
                     Form S-4, dated June 19, 1997.............................                                    *

         3.1         1988 Restated Certificate of Incorporation of The
                     Duriron Company, Inc. was filed as Exhibit 3.1 to
                     the Company's Annual Report on Form 10-K for
                     the year ended December 31, 1988 .........................                                    *

         3.2         1989 Amendment to Certificate of Incorporation
                     was filed as Exhibit 3.2 to the Company's
                     Annual Report on Form 10-K for the year ended
                     December 31, 1989.........................................                                    *

         3.3         By-Laws of The Duriron Company, Inc.
                     (as restated) were filed with the Commission as
                     Exhibit 3.2 to The Company's Annual Report on
                     Form 10-K for the year ended December 31,
                     1987......................................................                                     *


         3.4          1996 Certificate of Amendment of Certificate of
                      Incorporation was filed as Exhibit 3.4 to the Company's
                      Annual Report on Form 10-K for the year ended
                      December 31, 1995........................................                                    *

         3.5          Amendment No. 1 to Restated Bylaws was filed as
                      Exhibit 3.5 to the Company's Annual Report on
                      Form 10-K for the year ended December 31,
                      1995.....................................................                                    *

         3.6          July 1997 Certificate of Amendment of Certificate
                      of Incorporation.........................................                           Filed  Herewith

(4)              INSTRUMENTS DEFINING THE RIGHTS OF
                 SECURITY HOLDERS, INCLUDING INDENTURES:

         4.1      Lease agreement, indenture of mortgage and
                  deed of trust, and guarantee agreement, all
                  executed on June 1, 1978 in connection with
                  9-1/8% Industrial Development Revenue Bonds,
                  Series A, City of Cookeville, Tennessee......................                            +

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

         4.3      Form of Rights Agreement dated as of August 1,
                  1986 was filed as an Exhibit to the
                  Company's Form 8-A dated August 13, 1986.......                                           *

         4.4      Amendment to Rights Agreement dated August 1, 1996
                  was filed as Exhibit 4.5 to the Company's Quarterly Report
                  on Form 10-Q for the quarter ended June 30, 1996.............                             *

         4.5      Interest Rate and Currency Exchange Agreement
                  between the Company and Barclays Bank dated
                  November 17, 1992 PLC in the amount of
                  $25,000,000 was filed as Exhibit 4.9 to
                  Company's Report of Form 10-K for year ended
                  December 31, 1992.............................................                            *


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

         4.8      Credit Facility between the Company in the amount of
                  $100,000,000 and National City Bank, as Agent,
                  dated December 3, 1996 was filed as Exhibit 4.8 to
                  the Company's Report on Form 10-K for the year
                  ended December 31, 1996......................................                                    *

         4.9      Rate Swap Agreement in the amount of $25,000,000
                  between the Company and National City Bank dated
                  November 14, 1996 was filed as Exhibit 4.9 to the
                  Company's Report on Form 10-K for the year ended
                  December 31, 1996...........................................                                      *

         4.10     Rate Swap Agreement in the amount of $25,000,000
                  between the Company and Key Bank National
                  Association dated October 28, 1996 was filed as
                  Exhibit 4.10 to the Company's Report on Form 10-K
                  for the year ended December 31, 1996.........................                                    *

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

         10.6     Form of CIC Agreement between all other executive
                  officers of the Company was filed as Exhibit 10.6
                  to the Company's Report on Form 10-K for the
                  year ended December 31, 1996.................................                          *

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

         10.13    Amendment No. 1 to the Long-Term Plan was filed
                  as Exhibit 10.13 to the Company's Annual Report
                  on Form 10-K for the year ended December 31,
                  1995.........................................................                          *

         10.14    The Duriron Company, Inc. 1989 Stock Option Plan
                  as amended and restated effective January 1, 1997
                  was filed as Exhibit 10.14 to the Company's Report
                  on Form 10-K for the year ended December 31,
                  1996.........................................................                          *

         10.15    The Duriron Company, Inc. 1989 Restricted Stock
                  Plan (the "Restricted Stock Plan") as amended and
                  restated effective January 1, 1997 was filed as
                  Exhibit 10.15 to the Company's Report on Form
                  10-K for the year ended December 31, 1996....................                          *

         10.16    The Duriron Company, Inc. Retirement
                  Compensation Plan for Directors ("Director
                  Retirement Plan") was filed as Exhibit 10.15 on
                  the Company's Annual Report to Form 10-K for
                  the year ended December 31, 1988.............................                          *

         10.17    Amendment No. 1 to Director Retirement Plan
                  was filed as Exhibit 10.21 to the Company's
                  Annual Report on Form 10-K for the year ended
                  December 31, 1995............................................                          *

         10.18    The Company's Benefit Equalization Pension
                  Plan ("Equalization Plan") was filed as Exhibit
                  10.16 to the Company's Annual Report on Form
                  10-K for the year ended December 31, 1989....................                          *

         10.19    Amendment #1 dated December 15, 1992 to the
                  Equalization Plan was filed as Exhibit 10.18 to the
                  Company's Annual Report on Form 10-K for the
                  year ended December 31, 1992.................................                           *

         10.20    The Company's Equity Incentive Plan as amended
                  and restated effective July 21, 1995 was filed as
                  Exhibit 10.25 to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 1995 ..............                           *

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

         10.24    Executive Life Insurance Plan of The Duriron
                  Company, Inc. was filed as Exhibit 10.29 to the
                  Company's Annual Report on Form 10-K for the
                  year ended December 31, 1995.................................                           *

         10.25    Executive Long-Term Disability Plan of The
                  Duriron Company, Inc. was filed as Exhibit 10.30
                  to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1995.............................                           *

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

         10.28    Executive Severance Agreement between
                  James S. Ware and Durametallic Corporation dated
                  January 6, 1994 was filed as Exhibit 10.33 to the
                  Company's Annual Report on Form 10-K for the
                  year ended December 31, 1995................................                           *

         10.29    Agreement between James S. Ware and the Company
                  dated September 11, 1995 was filed as Exhibit 10.34 to
                  the Company's Annual Report on Form 10-K for the
                  year ended December 31, 1995.................................                          *

         10.30    Agreement and Plan of Merger Among The Duriron
                  Company, Inc., Wolverine Acquisition Corporation
                  and Durametallic Corporation, dated as of
                  September 11, 1995 was filed as Annex A on the
                  Form S-4 Registration Statement filed by the Company
                  on September 11, 1995........................................                          *

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

         10.33    1997 Stock Option Plan was included as Exhibit A to the
                  Company's 1997 Proxy Statement which was filed with
                  the Commission on March 17, 1997.............................                          *

(27)     FINANCIAL DATA SCHEDULE

         27.1     Financial Data Schedule (submitted for the SEC's
                   information)..............................................                      Filed Herewith


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

Item     4. Submission of Matters to a Vote of Security Holders

(a)      The Annual Meeting of Stockholders of the Company was held on April 24,
         1997.

(b) A proposal to approve the re-election of three Directors to the Board of Directors, in each case for a term of three years, was approved as follows with respect to each nominee for office:

                                   Votes Cast                Votes                 Abstentions and
         Nominee                      For                   Withheld              Broker Non-Votes
         -----------------------------------------------------------------------------------------
         Diane C. Harris           17,362,399                                        2,598,885
         William M. Jordan         17,355,263                                        2,606,020
         James S. Ware             17,359,731                                        2,601,552

         The other directors whose term of office continued after the meeting were Hugh K. Coble, Ernest Green, John S. Haddick, Richard L. Molen, James F. Schorr, Kevin E. Sheehan, and R. Elton White.

         Pursuant to the aforementioned Merger Agreement with BW/IP Inc., Messrs. Ware, Green, Haddick, Molen, and Schorr resigned from the Board, and Mr. Bernard G. Rethore, Mr. Michael F. Johnston, Mr. James
         O. Rollans, and Mr. William C. Rusnak were newly elected to the Board, effective July 22, 1997.

(c) The following additional matters were submitted to a vote of the stockholders:

         (i) A proposal to approve the change of name of the Company to "Durco International Inc." was approved with 19,603,762 votes cast for the proposal, 269,274 votes cast against the proposal and an aggregate of 88,246 abstentions and broker non-votes.

         (ii) A proposal to adopt the 1997 Stock Option Plan was approved, with 16,225,131 votes cast for the proposal, 2,041,638 votes cast against the proposal and an aggregate of 183,345 abstentions and broker non-votes.

         (iii) A proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the Company for the year 1997 was approved with 19,877,126 votes cast for the proposal, 29,794 votes cast against the proposal and an aggregate of 54,363 abstentions and broker non-votes.

(d) On July 22, 1997, the Company shareholders also approved the issuance of approximately 16,914,820 shares of common stock to the shareholders of BW/IP Inc. under the aforementioned merger agreement, the change of the Company's name to "Flowserve Corporation" and the increase in the amount of authorized shares of common stock from 60,000,000 to 120,000,000.