Form 10-Q/A
period 1997-06-30
DURCO INTERNATIONAL INC
filed 1997-09-04
CIK 30625

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                       ----------------------------------


                                 FORM 10-Q/A

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

SAFE HARBOR STATEMENT: This document contains various forward-looking statements and includes assumptions about the Company's future market condition, operations, and results. These statements are based on current expectations and are subject to significant risks and uncertainties. They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Among the many factors that could cause actual results to differ materially from the forward-looking statements are: further changes in the already competitive environment for the Company's products or competitor's responses to the Company's strategies, political risks or trade embargoes affecting important country markets, unanticipated expenses or unfavorable market reaction to the merger of the Company and BW/IP Inc., unanticipated difficulties or costs associated with integrating the management and operations of the Company and BW/IP Inc. following the merger, and recognition of significant expenses associated with adjustments to realign the combined company's facilities and other capabilities with its strategies.

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

Date:  August 22, 1997
----------------------

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