Form 10-Q
period 1997-09-30
FLOWSERVE CORP
filed 1997-11-14
CIK 30625

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                       ----------------------------------


For Quarter Ended September 30, 1997            Commission File Number 1-13179
                  ------------------                                   --------

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

                         YES  X               NO
                             ---                  ---

Shares of Common Stock, $1.25 par value,
outstanding as of September 30, 1997                                  40,573,941

                          PART I: Financial Information

                              FLOWSERVE CORPORATION
                        Consolidated Statement of Income
                   Quarters Ended September 30, 1997 and 1996
                  (dollars in thousands except per share data)
                                   (Unaudited)




                                                   1997         1996
                                                ---------    ---------

Net sales                                       $ 281,805    $ 271,023

Cost of sales                                     174,395      165,134
                                                ---------    ---------

  Gross profit                                    107,410      105,889

Selling and administrative expense                 71,199       67,680
Research, engineering and development expense       5,647        4,817
Other income (deductions)                            (699)      (1,886)
Merger transaction expense (footnote 2)            10,200           --
Interest expense                                    2,697        3,259
                                                ---------    ---------

  Income before income taxes                       16,968       28,247

Provision for income taxes                          9,918       10,019
                                                ---------    ---------

  Net income                                        7,050       18,228
                                                =========    =========


Net income per share                            $    0.17    $    0.44
                                                =========    =========
















                            (See accompanying notes)

                              FLOWSERVE CORPORATION
                        Consolidated Statement of Income
                  Nine Months Ended September 30, 1997 and 1996
                  (dollars in thousands except per share data)
                                   (Unaudited)




                                                   1997         1996
                                                ---------    ---------
Net sales                                       $ 844,974    $ 812,990

Cost of sales                                     512,205      490,966
                                                ---------    ---------

  Gross profit                                    332,769      322,024

Selling and administrative expense                210,885      206,040
Research, engineering and development expense      16,946       15,751
Other income (deductions)                          (2,053)      (5,694)
Merger transaction expense (footnote 2)            10,200           --
Restructuring expense                                  --        5,778
Interest expense                                    9,612        9,866
                                                ---------    ---------

  Income before income taxes                       83,073       78,895

Provision for income taxes                         34,343       28,572
                                                ---------    ---------

  Net income                                       48,730       50,323
                                                =========    =========


Net income per share                            $    1.19    $    1.21
                                                =========    =========
















                            (See accompanying notes)

                              FLOWSERVE CORPORATION
                           Consolidated Balance Sheet
                  (dollars in thousands except per share data)
                                   (Unaudited)





                                                 September 30,      December 31,
ASSETS                                              1997               1996
                                                 -------------      ------------
Current assets:
  Cash and cash equivalents                        $ 32,140           $ 38,932
  Accounts receivable                               224,216            223,274
  Inventories                                       206,387            182,423
  Prepaid expenses                                   23,984             24,405
                                                   --------           --------

    Total current assets                            486,727            469,034

Property, plant and equipment, at cost              465,325            455,050
  Less accumulated depreciation and amortization    254,403            243,311
                                                   --------           --------

    Net property, plant and equipment               210,922            211,739

Intangibles and other assets                        153,675            149,003
                                                   --------           --------

Total assets                                       $851,324           $829,776
                                                   ========           ========



















                            (See accompanying notes)

                              FLOWSERVE CORPORATION
                           Consolidated Balance Sheet
                  (dollars in thousands except per share data)
                                   (Unaudited)





                                                            September 30,        December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                            1997                 1996
                                                            -------------        ------------
Current liabilities:
  Accounts payable                                           $  71,217            $  68,011
  Notes payable                                                 14,985               14,871
  Income taxes                                                   6,265                4,961
  Accrued liabilities                                          100,405               93,695
  Long-term debt due within one year                             5,278                7,525
                                                             ---------            ---------

    Total current liabilities                                  198,150              189,063

Long-term debt due after one year                              144,850              143,962

Postretirement benefits and other deferred items               105,648              108,127

Shareholders' equity:
  Serial preferred stock, $1.00 par value,
    no shares issued                                                --                   --
  Common stock, $1.25 par value, 41,484,300
    shares issued ( 41,482,400 in 1996)                         51,856               51,853
  Capital in excess of par value                                71,353               72,629
  Retained earnings                                            329,528              298,563
                                                             ---------            ---------

                                                               452,737              423,045

Treasury stock, 910,400 shares at cost (1,081,000 in 1996)     (23,823)             (27,455)
Foreign currency and other equity adjustments                  (26,238)              (6,966)
                                                             ---------            ---------

  Total shareholders' equity                                   402,676              388,624
                                                             ---------            ---------

Total liabilities and shareholders' equity                   $ 851,324            $ 829,776
                                                             =========            =========









                            (See accompanying notes)

                              FLOWSERVE CORPORATION
                      Consolidated Statement of Cash Flows
                  Nine Months Ended September 30, 1997 and 1996
                             (dollars in thousands)
                                   (Unaudited)


                                                         1997        1996
                                                       --------    --------
Cash flows provided by operating activities
  before merger transaction expenses                   $ 58,095    $ 41,537

Merger transaction expenses                             (10,200)         --
                                                       --------    --------

Cash flows provided by operating activities              47,895      41,537

Cash flows from investing activities:
  Capital expenditures                                  (28,979)    (23,487)
  Acquisitions and dispositions, net                     (9,000)        390
  Other                                                     171      (3,374)
                                                       --------    --------

Net cash used in investing activities                   (37,808)    (26,471)

Cash flows from financing activities:
  Net borrowings under lines-of-credit                    1,010      17,286
  Payments on long-term debt                            (36,476)    (12,375)
  Proceeds from long-term debt                           38,833      27,355
  Proceeds from common stock transactions                 2,306       2,245
  Repurchases of common stock                                --     (27,850)
  Dividends paid                                        (20,435)    (17,572)
  Other                                                    (170)         --
                                                       --------    --------

Net cash flows used in financing activities             (14,932)    (10,911)

Effect of exchange rate changes                          (1,947)     (2,027)
                                                       --------    --------

Net (decrease) increase in cash and cash equivalents     (6,792)      2,128

Cash and cash equivalents at beginning of year           38,932      28,596
                                                       --------    --------

Cash and cash equivalents at end of period             $ 32,140    $ 30,724
                                                       ========    ========

Supplemental disclosures of cash flow information:

Cash paid during period for:
  Interest                                             $  8,344    $  8,017
  Income taxes                                         $ 26,914    $ 24,922


                            (See accompanying notes)

                              FLOWSERVE CORPORATION
                   Notes to Consolidated Financial Statements



1.       Accounting Policies - Basis of Presentation

         The interim consolidated financial statements include the accounts of Flowserve Corporation (the Company) and its subsidiaries. As described in Note 2, on July 22, 1997 the shareholders of Durco International Inc. and BW/IP Inc. voted to approve a merger between a wholly owned subsidiary of Durco International Inc. and BW/IP Inc. in a stock-for-stock merger of equals that was accounted for as a pooling-of-interests transaction. As part of the merger agreement, the Company changed its name from Durco International Inc. to Flowserve Corporation.

         These consolidated financial statements reflect the combined balance sheets, statements of income, and cash flows of Durco International Inc. and BW/IP Inc. as if they had been combined for all periods presented. Certain amounts have been reclassified to conform with the current year presentation.

         The accompanying consolidated balance sheet as of September 30, 1997 and the related consolidated statements of income and cash flows for the three months and nine months ended September 30, 1997 and 1996 are unaudited. In management's opinion, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such financial statements have been made. The accompanying consolidated financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X and do not contain certain information included in the Companys' annual financial statements and notes. Accordingly, the accompanying consolidated financial information should be read in conjunction with the respective Companys' 1996 Annual Reports to Stockholders. Interim results are not necessarily indicative of results to be expected for a full year and are subject to audit and adjustments at the end of the year.

2.       Merger of Durco International Inc. and BW/IP International Inc.

         On July 22, 1997, shareholders of Durco International Inc. and BW/IP Inc. voted to approve a merger between a wholly owned subsidiary of Durco International and BW/IP Inc. in a stock-for-stock merger of equals that was accounted for as a pooling-of-interests transaction. As part of the merger agreement, the Company changed its name from Durco International to Flowserve Corporation. On July 23, 1997, the Company's common stock began trading on the New York Stock Exchange under the symbol "FLS". The Company issued approximately 16.9 million shares of common stock in connection with the merger. BW/IP shareholders received .6968 shares of the Company's common stock for each previously owned share of BW/IP stock.

         In connection with the merger, the Company recorded a one-time charge of $10.2 million for merger related expenses in the third quarter of 1997. These expenses include investment banking fees, legal fees, and other costs related to the merger, which are non-deductible for tax purposes.

         The consolidated financial statements have been restated for all periods prior to the merger to include the financial position, results of operations, and cash flows of BW/IP Inc. and Durco International Inc. The following reflects certain unaudited financial information of the individual entities for the period prior to the merger as follows:


                                                   (dollars in thousands)
                                               Six Months          Six Months
                                                  ended              ended
                                              June 30, 1997      June 30, 1996
                                              -------------      --------------
         Net sales

         BW/IP Inc.                             $252,701           $241,702
         Durco International Inc.                310,468            300,265
                                                --------           --------
         Total                                  $563,169           $541,967
                                                ========           ========


         Net income

         BW/IP Inc.                             $ 15,062           $ 13,067
         Durco International Inc.                 26,618             19,029
                                                --------           --------
         Total                                  $ 41,680           $ 32,096
                                                ========           ========

3.       Inventories.

         Inventories for the Company are stated at the lower of cost or market, using the last-in, first-out (LIFO) method or the first-in, first-out
         (FIFO) method.

         The amount of inventories and the method of determining costs for the quarter ended September 30, 1997 and the year ended December 31, 1996 were as follows:

                                                 (dollars in thousands)
                                    Inventories       Inventories         Total
                                       (FIFO)            (LIFO)        inventories
                                   ---------         ---------        ------------
         September 30, 1997
         Raw materials             $  18,278         $   4,583        $  22,861
         Work in process and
            finished goods           144,682            55,814          200,496
                                   ---------         ---------        ---------
         Less: Progress billings     (16,970)               --          (16,970)
                                   ---------         ---------        ---------
                                   $ 145,990         $  60,397        $ 206,387
                                   =========         =========        =========


         December 31, 1996
         Raw materials             $  12,811         $   2,285        $  15,096
         Work in process and
            finished goods           121,921            52,613          174,534
                                   ---------         ---------        ---------
         Less: Progress billings      (7,207)               --           (7,207)
                                   ---------         ---------        ---------
                                   $ 127,525         $  54,898        $ 182,423
                                   =========         =========        =========


         LIFO inventories at current cost are $39,125,000 and $38,039,000 higher than reported at September 30, 1997 and December 31, 1996, respectively.

4.       Dividends.

         Dividends paid during the quarters ended September 30, 1997 and 1996 were based on 40,574,000 and 41,471,200 respectively, common shares outstanding on the applicable dates of record.

5.       Earnings per share.

         Earnings per share for the nine months ended September 30, 1997 and 1996 were based on average common shares and common share equivalents outstanding of 40,873,000 and 41,616,000 respectively.

6.       Contingencies.

         As of September 30, 1997, the Company was involved as a "potentially responsible party" at five former public waste disposal sites which may be subject to remediation under pending government procedures. The sites are in various stages of evaluation by federal and state environmental authorities. The projected cost of remediating these sites, as well as the Company's alleged "fair share" allocation, is uncertain and speculative until all studies have been completed and the parties have either negotiated an amicable resolution or the matter has been judicially resolved. At each site, there are many other parties who have similarly been identified, and the identification and location of additional parties is continuing under applicable federal or state law. Many of the other parties identified are financially strong and solvent companies which appear able to pay their share of the remediation costs. Based on the Company's preliminary information about the waste disposal practices at these sites and the environmental regulatory process in general, the Company believes that it is likely that ultimate remediation liability costs for each site will be apportioned among all liable parties, including site owners and waste transporters, according to the volumes and/or toxicity of the wastes shown to have been disposed of at the sites.

         The Company is a defendant in numerous pending lawsuits (which include, in many cases, multiple claimants) which seek to recover damages for alleged personal injury allegedly resulting from exposure to asbestos-containing products formerly manufactured and distributed by the Company. All such products were used within self-contained process equipment, and management does not believe that there was any emission of ambient asbestos fiber during the use of this equipment. The Company continues to have a substantial amount of available insurance for these claims.

         The Company is also a defendant in several other products liability lawsuits which are insured, subject to the applicable deductibles, and certain other non-insured lawsuits received in the ordinary course of business. Management believes that the Company has adequately accrued estimated losses for such lawsuits. No insurance recovery has been projected for any of the insured claims because management currently believes that all will be resolved within applicable deductibles. The Company is also a party to other non-insured litigation which is incidental to its business and which, in management's opinion, will be resolved without a material impact on the Company's financial statements.

         On July 22, 1997, the Company completed a merger with BW/IP Inc. and effectively assumed certain contingent liabilities of BW/IP as a result thereof. Management does not now believe that any such newly assumed contingent liabilities will either individually nor in the aggregate be resolved in a way that has a material impact on the Company's financial statements.

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

7.       Impact of Recently Issued Accounting Standards

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating earnings per share, the dilutive effect of stock options would be excluded. The impact of Statement 128 on the calculation of earnings per share is not material for the periods presented.

8.       Subsequent event

         On October 27, 1997, the Company announced a merger integration program of approximately $85 million. The program includes investments of approximately $25 million in capital and approximately $60 million in integration expenses. Of this $60 million, $25 million is expected to be recognized as a one-time restructuring charge in the fourth quarter of this year. The remaining $35 million will be recognized as incurred over the three-year life of the plan, as required by current accounting rules. The Company program includes facility rationalizations in North America and Europe, organizational realignments at the corporate and division levels, procurement initiatives, investments in training, and support for the service and repair operations. The Company believes the program will produce benefits that exceed the earlier announced merger synergy estimates of $35-$45 million in additional annual operating income at the end of three years. Most of this income is expected to be produced by eliminating cost redundancies and the balance by procurement savings and earnings increases from sales synergies.

                  ---------------------------------------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1997
-------------------------------------------------------------

The interim consolidated financial statements include the accounts of Flowserve Corporation (the Company) and its subsidiaries. On July 22, 1997 the shareholders of Durco International Inc. and BW/IP International Inc. voted to approve a merger between a wholly owned subsidiary of Durco International Inc. and BW/IP Inc. in a stock-for-stock merger of equals that was accounted for as a pooling-of-interests transaction. As part of the merger agreement, the Company changed its name from Durco International Inc. to Flowserve Corporation. These consolidated financial statements reflect the combined balance sheets, statements of income, and cash flows of Durco International Inc. and BW/IP Inc. as if they had been combined for all periods presented.

Excluding merger transaction expenses of $10.2 million, net income was $17.3 million, or $.42 per share, for the three months ended September 30, 1997, compared with $18.2 million, or $.44 per share, for the corresponding period in 1996. Including merger transaction expenses, net income was $7.1 million, or $.17 per share, for the third quarter of 1997 compared to net income of $18.2 million, or $.44 per share, for the third quarter of 1996. Merger transaction costs were primarily related to investment banking fees, legal fees, and other costs related to the merger, which are non-deductible for tax purposes.

Bookings, an indicator of future sales, were $279.6 million for the third quarter of 1997. This compares to $267.3 million in the third quarter of 1996. Reported bookings for the quarter were adversely affected by translating foreign currencies into U.S. dollars.

Backlog at September 30, 1997 was $296.8 million, compared with a backlog of $287.1 million at December 31, 1996. Increased backlog in 1997 is due to acquisitions and overall strong original equipment bookings.

Net sales for the three months ended September 30, 1997 were $281.8 million, compared to net sales of $271.0 million for the same period in 1996. The 4% increase in net sales reflects increased shipments from the Flow Control Division, significant shipments of Rotating Equipment Division original equipment orders, and additional sales from recently acquired entities. Partially offsetting the increase in sales was the impact of the strengthening of the U.S. dollar against foreign currencies. International contributions to consolidated net sales were 41% for both of the three month periods ended September 30, 1997 and 1996. Total net sales to international customers, including export sales from the U.S., were 53% for both of the respective periods.

The gross profit margin was 38% for the three months ended September 30, 1997. This compares to 39% for the same period in 1996. The decrease in the margin reflects the impact of lower-margin pump original equipment shipments in the third quarter. Selling and administrative expenses as a percentage of net sales were 25% for both of the three month periods ended September 30, 1997 and 1996.

The effective tax rate for the third quarter of 1997, including merger transaction expenses, was 58%, compared with 36% in 1996. Excluding the tax impact of the merger transaction expenses, which are not deductible, the tax rate for the third quarter of 1997 was 36%.

On October 27, 1997, the Company announced an approximately $85 million merger integration program. The program includes investments of approximately $25 million in capital and approximately $60 million in integration expenses. Of this $60 million, $25 million is expected to be recognized as a one-time restructuring charge in the fourth quarter of this year. The remaining $35 million will be recognized as incurred over the three-year life of the plan, as required by current accounting rules. The Company program includes facility rationalizations in North America and Europe, organizational realignments at the corporate and division levels, procurement initiatives, investments in training, and support for the service and repair operations. The Company believes the program will produce benefits that exceed the earlier announced merger synergy estimates of $35-$45 million in additional annual operating income at the end of three years. Most of this income is expected to be produced by eliminating cost redundancies and the balance by procurement savings and earnings increases from sales synergies.



RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1997
------------------------------------------------------------

Excluding merger transaction expenses of $10.2 million, net income was $58.9 million, or $1.44 per share, for the nine months ended September 30, 1997, compared with $53.9 million, or $1.30 per share, for the corresponding period in 1996. Including merger transaction expenses, net income was $48.7 million, or $1.19 per share, for the first nine months of 1997 compared to net income, including restructuring charges, of $50.3 million, or $1.21 per share, for the corresponding period of 1996.

Bookings increased to $869.6 million for the first nine months of 1997, compared to $851.3 million in 1996's first nine months. Bookings increased despite strengthening of the U.S. dollar against the European currencies, which negatively impacted total Company bookings by approximately $35 million or 4%.

Net sales for the nine months ended September 30, 1997 were $845.0 million, compared to net sales of $813.0 million for the same period in 1996. The 4% increase in net sales reflects increased shipments from the Flow Control Division, significant shipments of Rotating Equipment Division original equipment orders, and additional sales from recently acquired entities. Partially offsetting the increase in sales was the impact of the strengthening of the U.S. dollar against foreign currencies, which negatively impacted net sales by approximately $35 million. International contributions to consolidated net sales were 40% for both of the nine month periods ended September 30, 1997 and 1996. Total net sales to international customers including export sales from the U.S. were 51% and 53%, respectively. The reduction in international contributions reflects the currency translation impact of the weaker European currencies.

The gross profit margin was 39% for the nine months ended September 30, 1997 compared to 40% for the same period in 1996. Selling and administrative expenses as a percentage of net sales were 25% for both of the nine month periods ended September 30, 1997 and 1996.

The effective tax rate for the nine months ended September 30, 1997, including merger transaction expenses, was 41%, compared with 36% in 1996. Excluding the tax impact of the merger transaction expenses, which are non-deductible, the tax rate for the nine months ended September 30, 1997 was 37%.

During 1996, the Company recognized a restructuring charge in the former Durco units of $5.8 million, before income taxes, to consolidate former Durco operations in Europe and Australia. Through September 30, 1997, essentially all termination fees and exit costs were incurred with no changes in estimate from the original accrual.


CAPITAL RESOURCES AND LIQUIDITY
-------------------------------


The Company's capital structure, consisting of long-term debt, deferred items and shareholders' equity, continues to enable the Company to finance short and long-range business objectives. At September 30, 1997, long-term debt was 22% of the Company's capital structure, compared to 23% at December 31, 1996. Based upon annualized 1997 results, the interest coverage ratio of the Company's indebtedness was 9.6 at September 30, 1997, compared with 9.9 for the twelve months ended December 31, 1996.

The return on average net assets based on annualized results at September 30, 1997, excluding the impact of merger transaction expenses, was 13%, compared to 14% at December 31, 1996. Excluding the impact of merger transaction expenses, annualized return on average shareholders' equity was 20% at September 30, 1997, compared to 19% at December 31, 1996.

The Company's liquidity position is reflected in a current ratio of 2.5 to 1 at September 30, 1997, unchanged from December 31, 1996. Cash in excess of current requirements was invested in high-grade, short-term securities. The Company believes that cash flow generated by operations and amounts available under borrowing arrangements will be adequate to fund operating needs, the integration plans, and capital expenditures through the remainder of the year.

SAFE HARBOR STATEMENT: This document contains various forward-looking statements and includes assumptions about the Company's future market conditions, operations, and results. These statements are based on current expectations and are subject to significant risks and uncertainties. They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Among the many factors that could cause actual results to differ materially from the forward-looking statements are: further changes in the already competitive environment for the Company's products or competitor's responses to the Company's strategies, political risks or trade embargoes affecting important country markets, unanticipated expenses or unfavorable market reaction to the merger of the Company and BW/IP Inc., unanticipated difficulties or costs associated with integrating the management and operations of the Company and BW/IP Inc. following the merger, and recognition of significant expenses associated with adjustments to realign the combined company's facilities and other capabilities with its strategies.

Net earnings for future quarters of 1997 and thereafter are uncertain and dependent on general worldwide economic conditions in the Company's major markets and their strong impact on the level of bookings activity.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              FLOWSERVE CORPORATION
                              (Registrant)




                               /s/Bruce E. Hines
                               ----------------------------
                                  Bruce E. Hines
                                  Senior Vice President
                                  Chief Financial Officer





Date: November 14, 1997
-----------------------

                                     PART II
                                OTHER INFORMATION


ITEM 1            Not Applicable During Reporting Period

ITEM 2            Not Applicable During Reporting Period

ITEM 3            Not Applicable During Reporting Period

ITEM 4            See Special Meeting of Stockholders Summary located after
                  Index to Exhibits

ITEM 5            Not Applicable During Reporting Period

ITEM 6            Exhibits and Reports on Form 10-K

                  (a)      The following Exhibits are attached hereto:

                           4.12 Guaranty, dated August 1, 1997, between Flowserve Corporation and ABN-AMRO Bank N.V.

                           10.38 BW/IP International, Inc. Retirement Plan (as amended and restated as of August 1,
                                    1996)

                           10.39    Amendment Number One to the BW/IP
                                    International, Inc. Retirement Plan

                           10.53 Employment Agreement, effective July 22, 1997 between Durco International Inc. and Bernard G. Rethore

                           10.54 Employment Agreement, effective July 22, 1997 between Durco International Inc. and William M. Jordan

                           27.1     Financial Data Schedule

                           All other Exhibits are incorporated by reference

                  (b) A Report on Form 8-K dated July 22, 1997, was filed with respect to Item 5, "Other Events" for completion of the merger of the Company and BW/IP Inc. on July 22, 1997.

                                INDEX TO EXHIBITS



                                                                                                                FOOTNOTE
                                                                                                               REFERENCE
                                                                                                               ---------

(3)                 ARTICLES OF INCORPORATION AND BY-LAWS:

         2.1         Agreement and Plan of Merger dated as of May 6, 1997, among the Company, Bruin Acquisition Corp. and BW/IP, Inc.
                     "BW/IP" was filed as Annex I to the Joint Proxy Statement/
                     Prospectus which is part of the Registration Statement on
                     Form S-4, dated June 19, 1997.........................                                        *

         2.2         Durco Stock Option Agreement dated as of May 6, 1997,
                     between the Company, as issuer, and BW/IP, Inc. as grantee, was filed as Annex II to the Joint Proxy Statement/
                     Prospectus which is part of the Registration Statement on
                     Form S-4, dated June 19, 1997............................                                     *

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

         3.5          Amendment No. 1 to Restated Bylaws was filed as
                      Exhibit 3.5 to the Company's Annual Report on
                      Form 10-K for the year ended December 31,
                      1995..................................................................                               *

         3.6          July 1997 Certificate of Amendment of Certificate
                      of Incorporation was filed as Exhibit 3.6 to the
                      Company's Quarterly Report on Form 10-Q, for the
                      Quarter ended June 30, 1997...................................                                       *


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

         4.3      Lease agreement and indenture, dated as of January 1, 1995 and bond purchase agreement dated January 27, 1995, in connection with an 8% Taxable Industrial Development Revenue Bond, City of
                  Albaquerque, New Mexico..................................                                                +


         4.4      Form of Rights Agreement dated as of August 1,
                  1986 was filed as an Exhibit to the
                  Company's Form 8-A dated August 13, 1986.......                                                          *

         4.5      Amendment to Rights Agreement dated August 1, 1996 was filed as Exhibit 4.5 to the Company's Quarterly Report
                  on Form 10-Q for the quarter ended June 30, 1996..........                                               *

         4.6      Interest Rate and Currency Exchange Agreement between the
                  Company and Barclays Bank dated November 17, 1992 PLC in the amount of $25,000,000 was filed as Exhibit 4.9 to Company's
                  Report of Form 10-K for year ended
                  December 31, 1992.............................................                                           *

         4.7      Loan Agreement in the amount of $25,000,000 between the
                  Company and Metropolitan Life Insurance Company dated November
                  12, 1992 was filed as Exhibit 4.10 to the Company's Annual
                  Report on Form 10-K for the year ended
                  December 31, 1992 ............................................                                           *

         4.8      Revolving Credit Agreement between the Company and First of
                  America Bank - Michigan, N.A. in the amount of $20,000,000 and dated August 22, 1995 was filed as Exhibit 4.11 to the
                  Company's Report on Form 10-K for the year ended
                  December 31, 1995................................................                                        +

         4.9      Credit Facility between the Company in the amount of
                  $100,000,000 and National City Bank, as Agent, dated December
                  3, 1996 was filed as Exhibit 4.8 to the Company's Report on
                  Form 10-K for the year
                  ended December 31, 1996.....................................                                             *

         4.10     Rate Swap Agreement in the amount of $25,000,000 between the
                  Company and National City Bank dated November 14, 1996 was filed as Exhibit 4.9 to the Company's Report on Form 10-K for
                  the year ended
                  December 31, 1996.................................................                                       *

         4.11     Rate Swap Agreement in the amount of $25,000,000 between the
                  Company and Key Bank National Association dated October 28,
                  1996 was filed as Exhibit 4.10 to the Company's Report on Form
                  10-K for the year ended December 31, 1996.....................                                           *

         4.12    Guaranty, dated August 1, 1997 between Flowserve
                 Corporation and ABN-AMRO Bank N.V.....................                                   (filed herewith)

         4.13    Credit Agreement, dated as of September 10, 1993, between BW/IP
                 International B.V. and ABN/AMRO was filed as Exhibit 10.dd to
                 BWIP's Annual Report on Form
                 10-K for the year ended December 31, 1993......................                                   *

         4.14    Note Agreement, dated as of November 15, 1996, between
                 BW/IP International, Inc. and the Note Purchasers named
                 therein, with respect to $30,000,000 principal amount of
                 7.14% Senior Notes, Series A, due November 15, 2006, and
                 $20,000,000 principal amount of 7.17% Senior Notes, Series
                 B, due March 31, 2007, was filed as Exhibit 4.l to BW/IP's
                 Registration Statement on Form S-8
                 (Registration No. 333-21637) as filed February 12, 1997.......                                    *

         4.15    Note Agreement, dated as of April 15, 1992, between BW/IP
                 International, Inc. and the Note Purchasers named therein, with respect to $50,000,000 principal amount of 7.92% Senior Notes due May 15, 1999, filed as Exhibit 4.a to BW/IP's Quarterly
                 Report on Form 10-Q for the quarter ended
                 June 30, 1992....................................................                                 *

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

         10.5     Change in Control Agreement ("CIC") between
                  The Duriron Company, Inc. and William M. Jordan,
                  Chairman, President and CEO was filed as Exhibit
                  10.5 to the Company's Report on Form 10-K for
                  the year ended December 31, 1996...........................                                     *

         10.6     Form of CIC Agreement between all other executive officers of the Company was filed as Exhibit 10.6 to the Company's Report on Form 10-K for the
                  year ended December 31, 1996................................                                    *

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

         10.9     Amendment #2 to First Master Benefit Trust Agreement was filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K
                  for the
                  year ended December 31, 1993...........................                                         *

         10.10    The Duriron Company, Inc. Second Master Benefit
                  Trust Agreement dated October 1, 1987 was filed
                  as Exhibit 10.12 to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 1987....                                              *

         10.11    First Amendment to Second Master Benefit Trust Agreement was
                  filed as Exhibit 10.26 to the Company's Annual Report on Form
                  10-K for the
                  year ended December 31, 1993...........................                                         *

         10.12    The Duriron Company, Inc. Long-Term Incentive Plan (the
                  "Long-Term Plan"), as amended and restated effective November
                  1, 1993 was filed as Exhibit 10.8 to the Company's Annual
                  Report on
                  Form 10-K for the year ended December 31, 1993..                                                 *

         10.13    Amendment No. 1 to the Long-Term Plan was filed
                  as Exhibit 10.13 to the Company's Annual Report
                  on Form 10-K for the year ended December 31,
                  1995............................................................                                 *

         10.14    The Duriron Company, Inc. 1989 Stock Option Plan as amended and restated effective January 1, 1997 was filed as Exhibit
                  10.14 to the Company's Report on Form 10-K for the year ended
                  December 31,
                  1996............................................................                                 *

         10.15    The Duriron Company, Inc. 1989 Restricted Stock Plan (the
                  "Restricted Stock Plan") as amended and restated effective
                  January 1, 1997 was filed as Exhibit 10.15 to the Company's
                  Report on Form
                  10-K for the year ended December 31, 1996............                                            *

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

         10.20    The Company's Equity Incentive Plan as amended and restated
                  effective July 21, 1995 was filed as Exhibit 10.25 to the
                  Company's Annual Report on
                  Form 10-K for the year ended December 31, 1995..                                                 *

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

         10.31    Split-Dollar Life Insurance Agreement between the Company and
                  James S. and Sheila D. Ware Irrevocable Trust II signed March
                  6, 1996 was filed as Exhibit 10.36 to the Company's quarterly report on Form 10-Q for the quarter ended
                  March 31, 1996....................................................................                       *

         10.32    Employee Protection Plan, as revised effective March 1, 1997
                  (which provides certain severance benefits to employees upon a change of control of the Company) was filed as Exhibit 10.32 to the Company's Report on Form 10-K for the year
                  ended December 31, 1996.....................................................                             *

         10.33    1997 Stock Option Plan was included as Exhibit A to the
                  Company's 1997 Proxy Statement which was filed with
                  the Commission on March 17, 1997......................................                                   *

         10.34    BW/IP International, Inc. 1992 Long-Term Incentive Plan
                  was filed as Appendix A to BW/IP's Proxy Statement for the 1992
                  Annual Meeting of Stockholders, dated April 17, 1992...............                              *

         10.35    BW/IP, Inc. 1996 Long-Term Incentive Plan was filed as
                  Appendix A to BW/IP's Proxy Statement for the 1996 Annual
                  Meeting of Stockholders, dated April 9, 1996..........................                           *

         10.36    First Amendment to the BW/IP, Inc. 1996 Long-Term Incentive
                  Plan was filed as Exhibit 99.d to BW/IP's Registration
                  Statement on Form S-8 (Registration No. 333-21637) as filed
                  February 12, 1997.........................................................                       *

         10.37    Supplemental Executive Retirement Plan was filed as Exhibit
                  10.rrrr to BW/IP's Registration Statement on Form S-1
                  (Registration No. 33-45165) as filed February 18, 1992.........                                  *

         10.38    BW/IP International, Inc. Retirement Plan (as amended and
                  restated as of August 1, 1996)........................................                 (filed herewith)

         10.39    Amendment Number One to the BW/IP International, Inc.
                  Retirement Plan.........................................................               (filed herewith)

         10.40    Amendment Number One to the Supplemental Executive Retirement
                  Plan was filed as Exhibit 10.ee to BW/IP's Annual
                  Report on 10-K for the year ended December 31, 1993........                                       *

         10.41    BWIP Holding, Inc. Non Employee Directors Stock Option
                  Plan, filed as Appendix A to BW/IP's Proxy Statement
                  for the 1993 Annual Meeting of Stockholders, dated
                  April 16, 1993..........................................................                          *

         10.42    BW/IP, Inc. 1996 Directors Stock and Deferred Compensation
                  Plan was filed as Appendix B to BW/IP's Proxy Statement for the
                  1996 Annual Meeting of Stockholders dated April 9, 1996.......                                    *

         10.43    First Amendment to the BW/IP Inc. 1996 Directors Stock and
                  Deferred Compensation Plan was filed as Exhibit 99.f to BW/IP's
                  Registration Statement on Form S-8 (Registration No. 333-21637)
                  dated February 12, 1997..................................................                         *

         10.44    Amended and Restated BW/IP International, Inc. Retiree Health
                  Care Plan was filed as Exhibit 10.jj to BW/IP's Annual Report
                  on Form 10-K for the year ended December 31, 1993..............                                   *

         10.45    Amendment to the BW/IP International Inc. Retiree Health Care
                  Plan was filed as Exhibit 10.mm to BW/IP's Annual Report on
                  Form 10-K for the year ended December 31, 1994.................                                  *

         10.46    Amendment to the BW/IP International, Inc. Retiree Health Care
                  Plan was filed as Exhibit 10.x to BW/IP's Annual Report on Form
                  10-K for the year ended December 31, 1995..........................                              *

         10.47    Amendment to the BW/IP International, Inc. Supplemental
                  Executive Retirement Plan was filed as Exhibit 10.nn to
                  BW/IP's Annual Report on Form 10-K for the year ended
                  December 31, 1994.................................................                               *

         10.48    Amendment to the BW/IP International, Inc. Supplemental Executive
                  Retirement Plan was filed as Exhibit 10.z to BW/IP's Annual Report
                  on Form 10-K for the year ended December 31, 1995................                                *

         10.49    Employment Agreement, dated October 19, 1995 between BW/IP, Inc.
                  and Bernard G. Rethore was filed as Exhibit 10.bb to BW/IP's Annual
                  Report on Form 10-K for the year ended December 31, 1995.........                                *

         10.50    Employment Continuation Agreement, dated December 14, 1995, between BW/IP, Inc. and Bernard G. Rethore was filed as
                  Exhibit 10.cc to BW/IP's Annual Report on Form 10-K for the
                  year ended
                  December 31, 1995...............................................................                 *

         10.51    1995 Stock Option Agreements, dated as of October 19, 1995, between BW/IP, Inc. and Bernard G. Rethore were filed as
                  Exhibit 10.dd to BW/IP's Annual Report on Form 10-K for the
                  year ended
                  December 31, 1995................................................................                *

         10.52    BW/IP International, Inc. 1997 Management Incentive Plan was
                  filed as Exhibit 10.kk to BW/IP's Annual Report on Form 10-K for the
                  year ended December 31, 1996..................................................                   *

         10.53    Employment Agreement, effective July 22, 1997, between Durco
                  International Inc. and Bernard G. Rethore...................................              (filed herewith)

         10.54    Employment Agreement, effective July 22, 1997, between Durco
                  International Inc. and William M. Jordan....................................              (filed herewith)

(27)     FINANCIAL DATA SCHEDULE

         27.1     Financial Data Schedule (submitted for the SEC's
                   information)..............................................                                    (filed herewith)

--------------

"*" Indicates that the exhibit is incorporated by reference into this Quarterly Report on Form 10-Q from a previous filing with the Commission. The Company's file number with the Commission is "1-13179" (previous file number "0-325")

"+" Indicates that the document relates to a class of indebtedness that does not exceed 10% of the total assets of the Company and subsidiaries and that the Company will furnish a copy of the document to the Commission upon request.

"a" The documents identified under Item 10 include all management contracts and compensatory plans and arrangements required to be filed as exhibits.

         Item 4            Submission of Matters to a Vote of Security Holders

                  (a) A Special Meeting of Stockholders of the Company was held on July 22, 1997.

                  (c) The following matters were submitted to a vote of the stockholders:
                           (I) A proposal to approve issuance of shares of Company common stock in accordance with the terms of the Agreement and Plan of Merger, dated May 6, 1997, among Durco International Inc. ("Durco"), Bruin Acquisition Corp., a wholly owned subsidiary of Durco ("Sub") and BW/IP, Inc. (BW/IP) which provided for the merger of Sub with and into BW/IP, with BW/IP surviving as a wholly owned subsidiary of Durco. The proposal was approved with 18,251,793 votes cast for the proposal, 186,960 votes cast against the proposal and an aggregate of 44,955 abstentions and broker non-votes.

                           (II) A proposal to amend the Company's Restated Certificate of Incorporation to change the corporate name from Durco International Inc. to Flowserve Corporation. The proposal was approved with 19,039,619 votes cast for the proposal, 958,782 votes cast against the propsal and an aggregate of 87,982 abstentions and broker non-votes.

                           (III) A proposal to increase the authorized number of shares of Durco common stock from 60,000,000 to 120,000,000. The proposal was approved with 18,955,103 votes cast for the proposal, 1,056,832 votes against the proposal and an aggregate of 74,449 abstentions and broker non-votes.