Form 10-K405
period 1997-12-31
FLOWSERVE CORP
filed 1998-03-31
CIK 30625

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-13179

                              FLOWSERVE CORPORATION
             (Exact name of registrant as specified in its charter)

                NEW YORK                                  31-0267900
      ------------------------------                   ----------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                   Identification No.)

       222 W. LAS COLINAS BOULEVARD
               SUITE 1500
              IRVING, TEXAS                                   75039
 --------------------------------------                      --------
(Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (972) 443-6500
                                                           --------------
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                 NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                          WHICH REGISTERED
         --------------------                         ----------------
    COMMON STOCK, $1.25 PAR VALUE                 NEW YORK STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of February 13, 1998 (based on the closing sale price as reported on the New York Stock Exchange on such date) was $1,257,906,020.

The number of shares outstanding of the registrant's Common Stock as of February 13, 1998: 40,616,082 shares

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on or about May 21, 1998, are incorporated by reference into Part III of this Form 10-K.

Portions of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997, are incorporated by reference into Parts I, II and IV of this Form 10-K.

================================================================================

                                     PART I

ITEM 1.    BUSINESS

Flowserve Corporation ("Flowserve") was incorporated under the laws of the State of New York on May 1, 1912. On July 22, 1997, Flowserve (formerly known as Durco International Inc. and The Duriron Company, Inc.) merged with BW/IP, Inc. ("BW/IP") in a stock-for-stock merger of equals, accounted for as a pooling of interests, with BW/IP becoming a wholly owned subsidiary of Flowserve ("Merger"). The Merger created one of the world's leading providers of industrial flow management services. All references herein to the "Company" or "Flowserve" refer collectively to Flowserve and its subsidiaries unless otherwise indicated by the context.

Flowserve is principally engaged in the design, manufacture, distribution and service of industrial flow management equipment throughout the world. The Company provides pumps, valves and mechanical seals primarily for the refinery and pipeline segments of the petroleum industry, the chemical processing industry and the power generation industry. Flowserve manufactures certain standard products, but specializes in the development of precision engineered equipment for critical service applications where high reliability is required. The Company's materials expertise, design and engineering capabilities and applications know-how have enabled it to develop product lines that are responsive to customers needs for manufacturing efficiency, reduced maintenance cost, and avoidance of premature equipment failure.

An important element of Flowserve's business is its successful emphasis on providing aftermarket products and services. These consist of supplying parts, making repairs and providing a variety of technical services for the upgrade or retrofit of equipment to extend its useful life or improve its operating characteristics.

The Company operates in one business segment that includes three types of products: Rotating Equipment, Flow Control and Fluid Sealing. Included at Note 12 of the Financial Statements, provided as part of Item 8 of this Form 10-K and incorporated herein by reference, is information concerning the Company's revenues, operating profit and identifiable assets by geographic area for each year in the three-year period ended December 31, 1997. For a significant portion of its products, the Company's domestic operations supply each other and the Company's foreign manufacturing subsidiaries with components and subassemblies.

ROTATING EQUIPMENT DIVISION

PRODUCTS

Through its Rotating Equipment Division, the Company designs, manufactures, distributes and services pumps and related equipment. Pump products and services accounted for approximately 45%, 44% and 43% of the Company's 1997, 1996 and 1995 sales, respectively. Pumps are manufactured to industry-recognized standards, including those set by the American Petroleum Institute (API) and the American National Standards Institute (ANSI).

Pump products for the petroleum industry include horizontal double case pumps used especially for hot oils under high pressure, horizontal multi-stage pumps used in pipelines, vertical pumps used for low temperature processes, vertical circulating pumps used for cooling water, submersible pumps used for water or brine injection in oil fields, and submersible water pumps used on offshore platforms to supply water for fire fighting.

Pump products for chemical processing industries include metallic and non-metallic pumps, varying in size, capacity, material components and sealant specifications. These pumps are used primarily to move liquids during processing activities, but also in auxiliary services such as waste removal, water treatment and pollution control. The pumps are modular in design and manufactured to withstand the abrasive and/or corrosive service fluids being processed by customers in these industries.

Pump products for the power generating industry include a variety of pumps used in both nuclear and fossil fuel facilities to generate steam. Products for the fossil fuel power generation industry are horizontal double case pumps for high pressure boiler feed, horizontal multi-stage pumps for low pressure boiler feed, vertical double case pumps and vertical circulating pumps.

The Company supplies pumps for other industrial uses, including industrial production, utility services, pollution control, mining operations and municipal water transport.

MARKETING AND DISTRIBUTION

Pumps or pump components are produced in plant facilities in the United States (two in California, one in Oklahoma, one in Ohio, two in New Mexico), Mexico, Argentina, Belgium and two in the Netherlands. Pump manufacturing facilities in The Netherlands and Belgium are key sources of pumps sold in Europe, Africa and the Middle East. The Argentine facility provides products primarily for Argentine customers, but also serves customers in other South American countries. The Company's Mexican operation manufactures pumps for export and for Mexican customers. Large vertical circulating pumps manufactured in Mexico are distributed worldwide. A majority-owned joint venture in India, which began production in late 1997, manufactures ANSI pumps for export to U.S., Asian and European markets.

The two specialized component manufacturing facilities in New Mexico provide a significant portion of pump components (except for ANSI pump components) previously manufactured at the Company's integrated U.S. pump plants. The integrated plants were reconfigured to focus on the engineering, assembly and testing of pumps with machining of components concentrated into two facilities. The component facilities also supply components to other Company plants outside of the U.S. on an economically selective basis.

The Company's pump products are primarily marketed to end-users and engineering contractors through the Company's worldwide pump sales force, regional service centers, independent distributors and representatives and for modular pumps a national parts distribution center. Service centers stock a full array of critical pump parts and have machining and product modification capabilities.

The majority of the Company's sales of pump products in the nuclear power market are in the United States and Japan, where the Company's large installed base of equipment provides a continuing market for products and services to ensure safety and reliability, major customer concerns. A significant characteristic of the nuclear market worldwide is the stringent requirements that must be met in order to sell products to nuclear power plants. For example, the Company maintains a Nuclear Stamp ("N Stamp") from the American Society of Mechanical Engineers, which is required for qualification to supply certain kinds of products to the U.S. nuclear industry.

The Company could face liability in excess of its own commercial or government provided insurance if any of its products were found to contribute to an accident at a nuclear power facility or at other industrial facilities. The Company does not maintain nuclear liability insurance for the United States or Canada, but maintains an aggregate of $15 million in nuclear liability insurance for all other countries. The Federal Price-Anderson Act of 1954 provides U.S. nuclear utilities with a system of no-fault insurance coverage in an amount up to about $8.7 billion for third party losses or damages resulting from a nuclear incident. Canada's Nuclear Liability Act provides for a system of insurance coverage that generally makes the operator of a nuclear installation absolutely liable for third party claims arising as a result of a nuclear incident, up to a maximum liability of (C)$75 million.

FLOW CONTROL DIVISION

PRODUCTS

Through its Flow Control Division, the Company designs, manufactures, distributes and services mechanical and quarter-turn valves, automatic control valves, actuators, and related components. Valve products and services accounted for approximately 27%, 28% and 28% of the Company's 1997, 1996 and 1995 sales, respectively. Valves are used to control the flow of liquids and gases. Valve products for industrial processing systems include plug and butterfly valves made of various metals, alloys and plastics and lined ball valves. Actuators and other control accessories manufactured by the Company are either sold independently or mounted on valves to move them from open to closed positions and to various specified positions in between. Valve products for the nuclear power market include a complete line of gate, globe and check valves (including valve actuators). Automatic control valves include high pressure valves, rotary valves, anti-noise and anti-cavitation valves and are generally sold with an actuator.

MARKETING AND DISTRIBUTION

Valves are produced at facilities in the United States (one in Utah, one in Pennsylvania, one in Tennessee), Australia, Canada, France, Germany and Switzerland. Actuators are produced at facilities in the United States (Utah and Ohio), Canada, France, and Italy. Two Company majority-owned joint ventures in India (which began production in late 1997) manufacture valves for export to U.S., Asian and European markets.

Manual valve products and valve actuators are distributed through the Company's sales personnel, service centers and through a network of independent stocking distributors. Automatic control valves are marketed through specialized sales offices with engineers and service centers or on a commission basis through independent manufacturing representatives in principal marketing centers throughout the United States and other countries.

FLUID SEALING DIVISION

PRODUCTS

Through its Fluid Sealing Division, the Company designs, manufactures, distributes and services mechanical seals and sealing systems. Mechanical seal products and services accounted for approximately 28%, 28% and 29% of the Company's 1997, 1996 and 1995 sales, respectively. The mechanical seal is critical to the smooth operation of centrifugal pumps, compressors and mixers because mechanical seals help prevent leakage between a rotating shaft and a stationary casing. In doing so, mechanical seals reduce shaft wear on pumps, compressors and mixers used in many industries. The need to reduce or eliminate the leakage of liquids and gases due to increasingly stringent environmental regulations and safety concerns has expanded the market for mechanical seals. The Company's seals are used on a variety of pumps, mixers, compressors, steam turbines and specialty equipment, principally in the oil refining and chemical processing industries. The Company also manufactures a dry gas seal used in gas transmission and oil and gas production markets.

MARKETING AND DISTRIBUTION

Mechanical seals are produced in facilities in the United States (one in California, one in Michigan), The Netherlands, Germany, Mexico, Argentina, Brazil, Singapore, New Zealand and Japan. Seal manufacturing facilities in The Netherlands and Germany are key sources of seals sold in Europe, Africa and the Middle East. The Argentine facility provides products primarily for Argentine markets, but also serves markets in other South American countries. The Japanese plant provides products for Japan and parts of Southeast Asia.

The Company's mechanical seal products are primarily marketed through the Company's worldwide seals sales force directly to end users and engineering and construction firms. A portion of the Company's seal products is sold directly to original equipment ("OE") manufacturers for pumps, compressors, mixers or other rotary equipment requiring seals. Distributors, dealers, commissioned representatives and sales agents are also used in the distribution and sale of mechanical seal products.

GENERAL BUSINESS

SERVICE AND REPAIR

The Company has established certain facilities throughout the world which have the capability to provide service and repair functions for all Company products from the Rotating Equipment, Fluid Sealing and Flow Control Divisions. The Company believes that these consolidated service and repair facilities provide a substantial growth opportunity and has established a special management team to focus on this effort.

BACKLOG

The Company's backlog of orders at December 31, 1997, was $291.6 million compared to $287.1 million at December 31, 1996. The Company believes that a high percentage of the current backlog will be shipped by December 31, 1998.

COMPETITION

The markets for the Company's products are highly competitive. Competition occurs on the basis of price, technical expertise, delivery, previous installation history and reputation for quality. Delivery speed and the proximity of service centers are particularly important with respect to aftermarket products. Customers are more likely to rely on the Company than competitors for aftermarket products relating to its more highly engineered and customized products than for its standard products. Price competition tends to be more significant for OE manufacturers than aftermarket services and has been increasing with ongoing overcapacity in pump markets.

In the aftermarket portion of its pump business, the Company competes against both large and well-established national or global competitors and, in some markets, against smaller regional and local companies, as well as the in-house maintenance departments of the Company's end-user customers. In the sale of aftermarket products and services, the Company benefits from the large installed base of pumps which require maintenance, repair and replacement parts.

In the petroleum industry the competitors for aftermarket services tend to be the customers themselves because of their sophisticated in-house capabilities. In other industries, except the nuclear power industry, the competitors for aftermarket services tend to be low cost replicators of spare parts and local repair shops for the Company's products. The Company has certain competitive advantages in the nuclear power industry because it maintains the N stamp that is required to service customers in that industry, and because the Company has a considerable base of proprietary knowledge.

 Customers for the Company's products are attempting to reduce the number of vendors from which they purchase in order to reduce the size and diversity of inventory. Although vendor reduction programs could adversely affect the Company's business, the Company has been successful in entering into "alliance" arrangements with a number of customers both in the United States and overseas which provide competitive advantages to the Company.

RESEARCH AND DEVELOPMENT

The Company conducts research and development at its own facilities in various locations. In 1997, 1996, and 1995, the Company spent approximately $14.8 million, $13.9 million, and $13.6 million, respectively, on Company-sponsored research and development, primarily for new product development

The Company's research and development group consists of engineers involved in new product development as well as the support and improvement of existing products. Additionally, the Company sponsors consortium programs for research with various universities and conducts limited development work jointly with certain of its vendors, licensees and customers. Management believes current expenditures are adequate to sustain ongoing research and development activities.

CUSTOMERS

The Company sells to a wide variety of customers. No individual customer accounted for more than 10% of the Company's 1997 net sales.

RISKS OF INTERNATIONAL BUSINESS

Approximately 48% of the Company's sales are to customer locations outside the United States. The Company's activities thus are subject to the customary risks of operating in an international environment, such as unstable political situations, local laws, the potential imposition of trade restrictions or tariff increases and the relationship of the U.S. dollar to other currencies. The impact of these conditions is mitigated somewhat by the strength and diversity of the Company's product lines and geographic coverage. To minimize the impact of foreign exchange rate movements on its operating results, the Company enters into forward exchange contracts to hedge specific foreign currency denominated transactions. See Note 1 to Consolidated Financial Statements on pages 23 and 24 of the 1997 Annual Report to Shareholders, which is incorporated by reference in this Form 10-K. The Company conducts substantial business activities in the Middle East.

INTELLECTUAL PROPERTY

The Company owns a number of trademarks and patents relating to the name and design of its products. The Company considers its trademarks Byron Jackson(R), Durco(R), United Centrifugal(R), Byron Jackson/United(R), Durametallic(R), BW Seals(R), GASPAC(R), Pacific Wietz(TM), Five Star Seal(R), Wilson-Snyder(R), Valtek(R), Kammer(R), Sereg(TM) and Automax(R) to be important to its business. The patents underlying much of the technology for the Company's products have been in the public domain for many years. Surviving patents are not considered, either individually or in the aggregate, material to the Company's business. However, the Company's pool of proprietary information, consisting of know-how and trade secrets relating to the design, manufacture and operation of its products and their use, is considered particularly important and valuable. Accordingly the Company protects such proprietary information.

The Company, in general, is the owner of the rights to the products which it manufactures and sells, and the Company is not dependent in any material way upon any license or franchise to operate.

RAW MATERIALS

The principal raw materials used by the Company in the manufacture of its products are normally readily available. While substantially all raw materials are purchased from outside sources, the Company has been able to obtain an adequate supply of raw materials, and no shortage of such materials is currently anticipated. The Company intends to expand its use of worldwide sourcing to capitalize on low cost sources of purchased goods.

The Company is a vertically-integrated manufacturer of certain products. Certain corrosion-resistant castings for Company pumps and quarter-turn valves are manufactured at the Dayton, Ohio foundries; other metal castings are purchased from outside sources.

The Company also produces most of its highly engineered corrosion resistant plastic parts for certain pump and valve product lines. This includes rotomolding as well as injection and compression molding of a variety of fluorocarbon and other plastic materials.

Suppliers of raw materials for nuclear markets must be qualified by the American Society of Mechanical Engineers and, accordingly, are limited in number. However, the Company to date has experienced no significant difficulty in obtaining such materials.

EMPLOYEES AND LABOR RELATIONS

The Company and its subsidiaries employ approximately 7,200 persons of whom approximately 59% work in the United States. The Company's hourly employees at its four principal U.S. pump manufacturing plants in Los Angeles, California, San Jose, California (to be closed in mid-1998), Dayton, Ohio, and Tulsa, Oklahoma, at its valve manufacturing plant in Williamsport, Pennsylvania and at its foundry in Dayton, Ohio are represented by unions. The Company's operations in Mexico, The Netherlands, Germany and Belgium are unionized. The Company believes employee relations throughout its operations are satisfactory.

ENVIRONMENTAL REGULATIONS AND PROCEEDINGS

The Company is subject to environmental laws and regulations in all jurisdictions in which it has operating facilities and periodically makes capital expenditures for pollution abatement and control to meet environmental requirements. At present the Company has no plans for any material capital expenditures for environmental control facilities. However, the Company has experienced and continues to experience operating costs relating to environmental matters, although certain costs have been offset in part by the Company's successful waste minimization programs.

The Company believes that future environmental compliance expenditures will not have a material adverse effect on its financial position and has established allowances which it believes to be adequate to cover potential environmental liabilities.

EXPORT LICENSES

Licenses are required from U.S. government agencies to export certain of the Company's products from the United States. In particular, products with nuclear applications are restricted, although limitations are placed on the export of certain other pump, valve and seal products as well.

ITEM 2.    PROPERTIES

The Company's corporate headquarters is a leased facility in Irving, Texas encompassing approximately 34,000 square feet.

The location, size and products manufactured at the Company's principal manufacturing facilities are as follows:


               LOCATION                      SQUARE FOOTAGE                 PRODUCTS MANUFACTURED
               --------                      --------------                 ---------------------

DOMESTIC:
Dayton, Ohio                                   600,000              Castings and pumps
Cookeville, Tennessee                          190,000              Valves
Springville, Utah                              140,000              Valves and actuators
Springboro, Ohio                                50,000              Plastic components for pumps and valves
Kalamazoo, Michigan                            137,000              Mechanical seals
Temecula, California                            64,000              Mechanical seals
Los Angeles, California                        273,000              Pumps
Williamsport, Pennsylvania                     141,000              Valves
Tulsa, Oklahoma                                320,000              Pumps
Albuquerque, New Mexico                         50,000              Components for pumps
San Jose, California                            99,000              Pumps

INTERNATIONAL:
Mendoza, Argentina                              81,000              Pumps and mechanical seals
Petit Rechain, Belgium                          65,000              Pumps and valves
Ahaus, Germany                                  68,000              Valves
Dortmund, Germany                               70,000              Mechanical seals
Essen, Germany                                  50,000              Valves and actuators
Santa Clara, Mexico                            154,000              Pumps and mechanical seals
Etten-Leur, The Netherlands                    175,000              Pumps
Hengelo, The Netherlands                        49,400              Pumps
Roosendaal, The Netherlands                     48,400              Mechanical seals

All of the Company's principal manufacturing facilities are owned with the exception of the facilities in Cookeville, Tennessee; Springboro, Ohio; Hengelo, The Netherlands; and Dortmund, Germany.

On the average, the Company utilizes approximately 80% to 90% of its manufacturing capacity, although there is a variation in usage rate among the facilities. The Company could, in general, increase its capacity through the purchase of new or additional manufacturing equipment without obtaining additional facilities.

The Company maintains a substantial network of domestic and foreign service centers and sales offices most of which are leased.

The Company is leasing its former manufacturing facility in Van Nuys, California to a third party with an option to purchase. In November 1997, the Company announced the closing of its San Jose pump manufacturing facility in 1998 and has entered into a letter of intent to sell this property.

ITEM 3.    LEGAL PROCEEDINGS

The Company is involved in ordinary routine litigation incidental to its business, none of which it believes to be material to its financial condition. For further information about such litigation, see Note 9 of the Financial Statements, provided as part of Item 8 of this Form 10-K and incorporated herein by reference.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

The common stock of the Company (FLS) is traded on the New York Stock Exchange. In January 1998, the Company's records showed approximately 2,500 shareholders of record. Based on these records plus requests from brokers and nominees listed as shareholders of record, the Company estimates there are approximately 13,200 beneficial owners of its common stock. During 1997, the Company paid a dividend of fourteen cents per share each calendar quarter, and, in 1996, a dividend of thirteen cents per share each calendar quarter.

                      PRICE RANGE OF FLOWSERVE COMMON STOCK
                                (HIGH/LOW PRICES)

                                    1997                      1996
                                    ----                      ----
        First Quarter           $27.12/$21.88             $29.25/$20.50
        Second Quarter          $30.00/$21.25             $29.38/$23.00
        Third Quarter           $36.63/$28.81             $27.50/$19.25
        Fourth Quarter          $30.56/$26.38             $28.50/$25.25

During 1997, 1996 and 1995, the Company issued 21,700, 29,900 and 4,100 shares of restricted common stock, respectively, pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. Shares were issued for the benefit of directors and officers of the Company subject to restrictions on transfer.

ITEM 6.    SELECTED FINANCIAL DATA

Selected financial data for the five years ended December 31, 1997, which appears on page 18 of the 1997 Annual Report to Shareholders, is incorporated herein by reference.


ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's Discussion and Analysis appears on pages 14 through 17 of the 1997 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements together with the report thereon of Ernst & Young LLP dated February 20, 1998, and supplementary data appearing on pages 19 through 38 of the 1997 Annual Report to Shareholders are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the heading "Election of Directors" in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on or about May 21, 1998, (the "1998 Proxy Statement") is incorporated herein by reference. The executive officers of the Company, all positions and offices presently held by each person named, their ages as of March 1, 1998, and their business experience during the last five years are stated below. Executive officers serve at the discretion of the Board of Directors.


        Name and Position                        Age        Principal Occupation During Past Five Years
        -----------------                        ---        -------------------------------------------
Bernard G. Rethore                               56         Chairman  of the Board of Directors and Chief Executive
Chairman of the Board of Directors and                      Officer  since  July  1997;  Chairman  of  the Board of
Chief Executive Officer                                     Directors of BW/IP from February  1997 to July 1997 and
                                                            President and Chief Executive Officer and a Director of
                                                            BW/IP from 1995 to July 1997; Senior Vice  President of
                                                            Phelps  Dodge  Corporation  and   President  of  Phelps
                                                            Dodge   Industries,   its   diversified   international
                                                            manufacturing business, from 1989 to 1995.


William M. Jordan                                54         President   and  a   Director   since  1991  and  Chief
President and Chief Operating Officer                       Operating  Officer  since  July 1997;  Chairman  of the
                                                            Board from 1996 to July 1997 and Chief Executive Officer
                                                            from 1993 to July 1997; Chief Operating Officer from
                                                            1990 to 1993.


Renee J. Hornbaker                               45         Vice  President  and  Chief  Financial   Officer  since
Vice President and                                          December 1997;  Vice  President,  Business  Development
Chief Financial Officer                                     from  July  1997  to  December  1997.  Vice  President,
                                                            Finance and Chief Financial Officer of BW/IP from May
                                                            1997 to July 1997; Vice President, Business Development
                                                            of BW/IP from 1996 to May 1997. Director-Business
                                                            Analysis and Planning of Phelps Dodge Industries, the
                                                            diversified international manufacturing business of
                                                            Phelps Dodge Corporation, from February to April 1996
                                                            and Director Financial Analysis and Control from July
                                                            1991 to February 1996.

Rick L. Johnson                                  45         Vice  President,  Business  Development  since  January
Vice President,                                             1998;    Vice   President   and   Controller   of   the
Business Development                                        Industrial  Products Division from July 1997 to January
                                                            1998; Industrial Products Group Vice President and
                                                            Controller from 1995 to July 1997; President Durco
                                                            Valtek (Singapore) from 1993 to 1995; Corporate
                                                            Controller 1991 to 1993.

Rory E. MacDowell                                47         Vice  President  and Chief  Information  Officer  since
Vice President and                                          March  1998;  Chief  Information  Officer  of  Keystone
Chief Information Officer                                   International,  Inc., a manufacturer and distributor of
                                                            flow control products from 1993 to September 1997;
                                                            various information technology management positions in
                                                            the oilfield services division of Schlumberger from 1985
                                                            to 1993.




Cheryl D. McNeal                                 47         Vice President, Human Resources since 1996;
Vice President,                                             Assistant Vice President, Human Resources and other
Human Resources                                             Human Resource management positions at NCR from 1978
                                                            to 1996.


George A. Shedlarski                             54         President, Fluid Sealing Division since October 1997.
President, Fluid Sealing Division                           President, Service Repair Division from July 1997 to
                                                            October 1997. President Rotating Equipment Group from
                                                            March  1997 to July 1997. Group Vice President,
                                                            Industrial Products Group from 1994 to March 1997;
                                                            Vice President U.S. Operations from 1990 to 1994.

Ronald F. Shuff                                  45         Vice  President  since 1990 and  Secretary  and General
Vice President, Secretary and                               Counsel since 1989 .
General Counsel

Mark E. Vernon                                   45         President,  Flow Control  Division  since  October 1997
President, Flow Control Division                            and President,  Industrial  Products Division from July
                                                            1997 to October 1997. Group Vice President, Flow Control
                                                            Group from 1993 to July 1997. President of the Company's
                                                            Valtek, Inc. subsidiary from 1991 to 1993.

Reid B. Wayman                                   45         President,  Service Repair  Division since October 1997;
President, Service Repair Division                           President  Flow  Control  Division  from  July  1997 to
                                                            October 1997; Group Vice President, Flow Control Group
                                                            from March 1997 to July 1997; Vice President, Sales and
                                                            European Operations of the Rotating Equipment Group from
                                                            1996 to March 1997; Vice President -European Operations
                                                            of the Flow Control Group from December 1992 to April
                                                            1996.

Howard D. Wynn                                   51         President,   Rotating  Equipment  Division  since  July
President, Rotating Equipment Division                      1997;  Vice  President  of BW/IP  and  President,  Pump
                                                            Division from August 1996 to July 1997; Vice President
                                                            of the BW/IP Pump Division from 1993 to August 1996;
                                                            Operations Manager, Service of BW/IP from 1988 to 1993.

Charles F. Cargile                               33         Corporate   Controller   since  July  1997;   Corporate
Corporate Controller                                        Controller  of BW/IP from  December  1996 to July 1997;
                                                            Director Corporate Accounting of BW/IP from March 1996
                                                            to December 1996; Manager Operations and Financial
                                                            Analysis from 1992 to March 1996.

Scott E. Messel                                  39         Treasurer   since  January  1998;  Vice  President  and
Treasurer                                                   Director,  International Treasury from 1994 to December
                                                            1997 and other increasingly responsible management
                                                            positions from 1983 to 1994 at Ralston Purina Company, a
                                                            manufacturer of pet foods, food-related products and
                                                            battery products.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item 11 is set forth in the 1998 Proxy Statement and is incorporated herein by this reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is set forth in the 1998 Proxy Statement and is incorporated herein by this reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is set forth to the extent applicable in the 1998 Proxy Statement and is incorporated herein by this reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements

         The financial statements, together with the report thereon of Ernst & Young LLP dated February 20, 1998, appearing on pages 19 through 38 of the 1997 Annual Report to Shareholders, listed in the accompanying index on page F-1, are incorporated herein by reference.

     2.  Financial Statement Schedules

         The required financial statement schedules together with the report thereon of Ernst & Young LLP dated February 20, 1998, listed in the accompanying index on page F-1, are filed as part of this Form 10-K.

     3.  Exhibits

         The exhibits listed on the accompanying index to exhibits on pages 14 through 19 are filed as part of this Form 10-K.

(b)      Reports on Form 8-K

         None.

(c)      See Item 14(a) 3 above.

(d)      See Item 14(a) 2 above.

                               INDEX TO EXHIBITS*


EXHIBIT                           DESCRIPTION
 NO.

2.1 Agreement and Plan of Merger dated as of May 6, 1997, among the Company, Bruin Acquisition Corp. and BW/IP, Inc. ("BW/IP") was filed as Annex I to the Joint Proxy Statement/Prospectus which is part of the Registration Statement on Form S-4, dated June 19, 1997.

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

3.4 1996 Certificate of Amendment of Certificate of Incorporation was filed as Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

3.5 Amendment No. 1 to Restated Bylaws was filed as Exhibit 3.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

3.6 April 1997 Certificate of Amendment of Certificate of Incorporation was filed as part of Annex VI to the Joint Proxy Statement/Prospectus which is part of the Registration Statement on Form S-4, dated June 19, 1997.

3.7 July 1997 Certificate of Amendment of Certificate of Incorporation was filed as Exhibit 3.6 to the Company's Quarterly Report on Form 10-Q, for the Quarter ended June 30, 1997.

4.1 Lease agreement, indenture of mortgage and deed of trust, and guarantee agreement, all executed on June 1, 1978 in connection with 9-1/8% Industrial Development Revenue Bonds, Series A, City of Cookeville, Tennessee. +

4.2 Lease agreement, indenture of trust, and guaranty agreement, all executed on June 1, 1978 in connection with 7-3/8% Industrial Development Revenue Bonds, Series B, City of Cookeville, Tennessee. +

4.3 Lease agreement and indenture, dated as of January 1, 1995 and bond purchase agreement dated January 27, 1995, in connection with an 8% Taxable Industrial Development Revenue Bond, City of Albuquerque, New Mexico.+

4.4 Rights Agreement dated as of August 1, 1986 between the Company and BankOne, N.A., as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate which was filed as Exhibit 1 to the Company's Registration Statement on Form 8-A on August 13, 1986.

4.5           Amendment to Rights Agreement dated August 1, 1996 was filed as
              Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

4.6 Interest Rate and Currency Exchange Agreement between the Company and Barclays Bank PLC dated November 17, 1992 in the amount of $25,000,000 was filed as Exhibit 4.9 to Company's Annual Report on Form 10-K for year ended December 31, 1992.

4.7 Loan Agreement in the amount of $25,000,000 between the Company and Metropolitan Life Insurance Company dated November 12, 1992 was filed as Exhibit 4.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

4.8 Revolving Credit Agreement between the Company and First of America Bank - Michigan, N.A. in the amount of $20,000,000 and dated August 22, 1995 was filed as Exhibit 4.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

4.9 Credit Agreement dated as of November 26, 1997, among Flowserve Corporation, Bank of America National Trust and Savings Association as Agent and Letter of Credit Issuing Bank and the other Financial Institutions Party thereto. (filed herewith)

4.10 Material Subsidiary Guarantee, dated as of November 26, 1997, by BW/IP International, Inc. in favor of and for the benefit of Bank of America National Trust and Savings Association, as Agent. (filed herewith).

4.11 Rate Swap Agreement in the amount of $25,000,000 between the Company and National City Bank dated November 14, 1996 was filed as Exhibit 4.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

4.12 Rate Swap Agreement in the amount of $25,000,000 between the Company and Key Bank National Association dated October 28, 1996 was filed as Exhibit 4.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

4.13 Guaranty, dated August 1, 1997 between Flowserve Corporation and ABN-AMRO Bank N.V. was filed as Exhibit 4.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

4.14 Credit Agreement, dated as of September 10, 1993, between BW/IP International B.V. and ABN/AMRO was filed as Exhibit 10.dd to BWIP's Annual Report on Form 10-K for the year ended December 31, 1993.

4.15 Note Agreement, dated as of November 15, 1996, between BW/IP International, Inc. and the Note Purchasers named therein, with respect to $30,000,000 principal amount of 7.14% Senior Notes, Series A, due November 15, 2006, and $20,000,000 principal amount of 7.17% Senior Notes, Series B, due March 31, 2007, was filed as
              Exhibit 4.1 to BW/IP's Registration Statement on Form S-8 (Registration No. 333-21637) as filed February 12, 1997.

4.16 Note Agreement, dated as of April 15, 1992, between BW/IP International, Inc. and the Note Purchasers named therein, with respect to $50,000,000 principal amount of 7.92% Senior Notes due May 15, 1999, filed as Exhibit 4.a to BW/IP's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

10.1 The Duriron Company, Inc. Incentive Compensation Plan (the "Incentive Plan") for Senior Executives, as amended and restated effective January 1, 1994, was filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993. **

10.2 Amendment No. 1 to the Incentive Plan was filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995. **

10.3 The Duriron Company, Inc. Supplemental Pension Plan for Salaried Employees was filed with the Commission as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987. **

10.4 The Duriron Company, Inc. amended and restated Director Deferral Plan was filed as Attachment A to the Company's definitive 1996 Proxy Statement filed with the Commission on March 10, 1996. **

10.5 Form of Change in Control Agreement between all executive officers and the Company was filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996. **

10.6 The Duriron Company, Inc. First Master Benefit Trust Agreement dated October 1, 1987 was filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.**

10.7 Amendment #1 to the First Master Benefit Trust Agreement dated October 1, 1987 was filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.**

10.8          Amendment #2 to First Master Benefit Trust Agreement was filed as
              Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.**

10.9 The Duriron Company, Inc. Second Master Benefit Trust Agreement dated October 1, 1987 was filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.**

10.10 First Amendment to Second Master Benefit Trust Agreement was filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.**

10.11 The Duriron Company, Inc. Long-Term Incentive Plan (the "Long-Term Plan"), as amended and restated effective November 1, 1993 was filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.**

10.12 Amendment No. 1 to the Long-Term Plan was filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**

10.13 The Duriron Company, Inc. 1989 Stock Option Plan as amended and restated effective January 1, 1997 was filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.**

10.14 The Duriron Company, Inc. 1989 Restricted Stock Plan (the "Restricted Stock Plan") as amended and restated effective January 1, 1997 was filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.**

10.15 The Duriron Company, Inc. Retirement Compensation Plan for Directors ("Director Retirement Plan") was filed as Exhibit 10.15 to the Company's Annual Report to Form 10-K for the year ended December 31, 1988.**

10.16         Amendment No. 1 to Director Retirement Plan was filed as Exhibit
              10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**

10.17 The Company's Benefit Equalization Pension Plan (the "Equalization Plan") was filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.**

10.18 Amendment #1 dated December 15, 1992 to the Equalization Plan was filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.**

10.19 The Company's Equity Incentive Plan as amended and restated effective July 21, 1995 was filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**

10.20         Supplemental Pension Agreement between the Company and William M.
              Jordan dated January 18, 1993 was filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.**

10.21 1979 Stock Option Plan, as amended and restated April 23, 1991, and Amendment #1 thereto dated December 15, 1992, was filed as
              Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.**

10.22         Deferred Compensation Plan for Executives was filed as Exhibit
              10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.**

10.23 Executive Life Insurance Plan of The Duriron Company, Inc. was filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**

10.24         Executive Long-Term Disability Plan of The Duriron Company, Inc.
              was filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**

10.25 Employee Protection Plan, as revised effective March 1, 1997 (which provides certain severance benefits to employees upon a change of control of the Company) was filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.**

10.26 1997 Stock Option Plan was included as Exhibit A to the Company's 1997 Proxy Statement which was filed with the Commission on March 17, 1997.**

10.27 Supplemental Executive Retirement Plan was filed as Exhibit 10.rrrr to BW/IP's Registration Statement on Form S-1 (Registration No. 33-45165) as filed February 18, 1992.**

10.28 Amendment Number One to the Supplemental Executive Retirement Plan was filed as Exhibit 10.ee to BW/IP's Annual Report on Form 10-K for the year ended December 31, 1993.**

10.29 Amendment to the BW/IP International, Inc. Supplemental Executive Retirement Plan was filed as Exhibit 10.nn to BW/IP's Annual Report on Form 10-K for the year ended December 31, 1994.**

10.30 Amendment to the BW/IP International, Inc. Supplemental Executive Retirement Plan was filed as Exhibit 10.z to BW/IP's Annual Report on Form 10-K for the year ended December 31, 1995.**

10.31 Form of Employment Agreement between the Company and certain executive officers (filed herewith).**

10.32 Amendment No. 1 to the amended and restated Director Deferral Plan (filed herewith).**

10.33 Amendment # 1 to the 1989 Restricted Stock Plan as amended and restated (filed herewith). **

10.34 BW/IP International, Inc. 1997 Management Incentive Plan was filed as Exhibit 10.kk to BW/IP's Annual Report on Form 10-K for the year ended December 31, 1996.**

10.35 Employment Agreement, effective July 22, 1997, between the Company and Bernard G. Rethore was filed as Exhibit 10.53 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.**

10.36 Employment Agreement, effective July 22, 1997, between the Company and William M. Jordan was filed as Exhibit 10.54 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.**

13.1 1997 Annual Report to Shareholders (filed herewith as part of this report to the extent incorporated herein by reference).

21.1          Subsidiaries of the Company (filed herewith).

23.1          Consent of Ernst & Young LLP (filed herewith).

23.2          Consent of Price Waterhouse LLP (filed herewith).

27.1 Financial Data Schedule submitted to the SEC in electronic format (filed herewith).

-----------
"*" For exhibits of the Company incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission, the Company's file number with the Commission since July 1997 is "1-13179" and the previous file number was "0-325". All filings of BW/IP incorporated by reference in this Annual Report on Form 10-K cover the periods prior to the Merger.

"+" Indicates that the document relates to a class of indebtedness that does not exceed 10% of the total assets of the Company and subsidiaries and that the Company will furnish a copy of the document to the Commission upon request.

"**" Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K pursuant to Item 14(c) of this Form 10-K. Compensatory plans of BW/IP were assumed by the Company in accordance with the Agreement and Plan of Merger.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of February 1998.

                                              FLOWSERVE CORPORATION
                                              (Registrant)

                                              By: /s/ Bernard G. Rethore
                                                  ---------------------------
                                                  Bernard G. Rethore
                                                  Chairman and Chief Executive
                                                  Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.



SIGNATURE                              TITLE                                                  DATE
---------                              -----                                                  ----
/s/ BERNARD G. RETHORE                 Chairman,                                              February 19, 1998
---------------------------------      Chief Executive Officer and Director
Bernard G. Rethore                     (Principal Executive Officer)


/s/ WILLIAM M. JORDAN                  President, Chief Operating Officer and  Director       February 19, 1998
---------------------------------
William M. Jordan

/s/ RENEE J. HORNBAKER                 Vice President and Chief Financial Officer             February 19, 1998
---------------------------------      (Principal Financial Officer)
Renee J. Hornbaker

/s/ CHARLES F. CARGILE                 Corporate Controller                                   February 19, 1998
---------------------------------      (Principal Accounting Officer)
Charles F. Cargile

/s/ WILLIAM C. RUSNACK                 Director, Chairman of Audit/Finance Committee          February 19, 1998
---------------------------------
William C. Rusnack

/s/ DIANE C. HARRIS                    Director, Member Audit/Finance Committee               February 19, 1998
---------------------------------
Diane C. Harris

/s/ JAMES O. ROLLANS                   Director, Member Audit/Finance Committee               February 19, 1998
---------------------------------
James O. Rollans

/s/ R. ELTON WHITE                     Director, Member Audit/Finance Committee               February 19, 1998
---------------------------------
R. Elton White

                              FLOWSERVE CORPORATION

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                              ITEM 14(a)(1) AND (2)


                                                                   ANNUAL REPORT    ANNUAL REPORT
                                                                        TO                ON
                                                                   SHAREHOLDERS       FORM 10-K
                                                                   ------------       ----------
Flowserve Corporation Consolidated Financial Statements

Reports of Independent Auditors                                        38               F-2
Consolidated Balance Sheets at
    December 31, 1997 and 1996                                         20
For the three years ended December 31, 1997:
    Consolidated Statements of Income                                  19
    Consolidated Statements of Shareholders' Equity                    21
    Consolidated Statements of Cash Flows                              22
    Notes to Consolidated Financial Statements                        23-37

Flowserve Corporation Financial Statement Schedules for the three years ended December 31, 1997

    Report of Independent Auditors on
       Financial Statement Schedules                                                    F-3
    Schedule II - Valuation and Qualifying Accounts                                     F-4


Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS


In our opinion, the consolidated balance sheet and the related consolidated statements of income and retained earnings and of cash flows of BW/IP, Inc. (not presented separately herein) present fairly, in all material respects, the financial position of BW/IP, Inc. and its subsidiaries at December 31, 1996 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP


Los Angeles, California
January 28, 1997

                         REPORT OF INDEPENDENT AUDITORS
                         ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors and Shareholders
Flowserve Corporation


We have audited the consolidated financial statements of Flowserve Corporation and subsidiaries as of December 31, 1997 and 1996, and for each of the three years in the period ending December 31, 1997, and have issued our report thereon dated February 20, 1998 appearing on page 38 of the 1997 Annual Report (which report and consolidated financial statements are incorporated by reference in this Form 10-K). Our audits also included the financial statement schedules listed in Item 14(a) of this Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. We did not audit the 1996 and 1995 financial statements of BW/IP, Inc., a wholly owned subsidiary, which statements reflect total assets constituting 49% of the related consolidated total as of December 31, 1996, and total revenues constituting 45% and 46% of the related totals for the years ended December 31, 1996 and 1995, respectively. We have been furnished with the report of other auditors with respect to Schedule 14(a) of BW/IP, Inc.

In our opinion, based on our audits and the report of other auditors, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Ernst & Young LLP

Dallas, Texas
February 20, 1998

                              FLOWSERVE CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)




                   Column A                         Column B        Column C         Column D        Column E
                   --------                         --------        --------         --------        --------
                                                   Balance at       Additions       Deductions      Balance at
                                                   beginning       charged to      from reserve       end of
Description                                         of year         earnings                           year
------------
Year ended December 31, 1997:

Allowance for doubtful accounts (a):             $      4,826    $       2,458    $         2,225  $       5,059
                                                 ============    =============    ===============  =============


Year ended December 31, 1996:

Allowance for doubtful accounts (a):             $      5,183    $       1,786    $         2,143          4,826
                                                 ============    =============    ===============  =============


Year ended December 31, 1995:

Allowance for doubtful accounts (a):             $      4,437    $       2,650    $         1,904          5,183
                                                 ============    =============    ===============  =============



Year ended December 31, 1997:

Inventory reserves (b):                          $     13,716    $       4,308    $           619  $      17,405
                                                 ============    =============    ===============  =============


Year ended December 31, 1996:

Inventory reserves (b):                          $     16,252    $         860    $         3,396         13,716
                                                 ============    =============    ===============  =============


Year ended December 31, 1995:

Inventory reserves (b):                          $     13,759    $       3,075    $           582  $      16,252
                                                 ============    =============    ===============  =============


(a) Deductions from reserve represent accounts written off net of recoveries.
(b) Deductions from reserve represent inventory written off.

                               INDEX TO EXHIBITS*


EXHIBIT                           DESCRIPTION
 NO.


2.1 Agreement and Plan of Merger dated as of May 6, 1997, among the Company, Bruin Acquisition Corp. and BW/IP, Inc. ("BW/IP") was filed as Annex I to the Joint Proxy Statement/Prospectus which is part of the Registration Statement on Form S-4, dated June 19, 1997.

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

3.4 1996 Certificate of Amendment of Certificate of Incorporation was filed as Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

3.5 Amendment No. 1 to Restated Bylaws was filed as Exhibit 3.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

3.6 April 1997 Certificate of Amendment of Certificate of Incorporation was filed as part of Annex VI to the Joint Proxy Statement/Prospectus which is part of the Registration Statement on Form S-4, dated June 19, 1997.

3.7 July 1997 Certificate of Amendment of Certificate of Incorporation was filed as Exhibit 3.6 to the Company's Quarterly Report on Form 10-Q, for the Quarter ended June 30, 1997.


4.1 Lease agreement, indenture of mortgage and deed of trust, and guarantee agreement, all executed on June 1, 1978 in connection with 9-1/8% Industrial Development Revenue Bonds, Series A, City of Cookeville, Tennessee. +

4.2 Lease agreement, indenture of trust, and guaranty agreement, all executed on June 1, 1978 in connection with 7-3/8% Industrial Development Revenue Bonds, Series B, City of Cookeville, Tennessee. +

4.3 Lease agreement and indenture, dated as of January 1, 1995 and bond purchase agreement dated January 27, 1995, in connection with an 8% Taxable Industrial Development Revenue Bond, City of Albuquerque, New Mexico.+

4.4 Rights Agreement dated as of August 1, 1986 between the Company and BankOne, N.A., as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate which was filed as Exhibit 1 to the Company's Registration Statement on Form 8-A on August 13, 1986.

4.5           Amendment to Rights Agreement dated August 1, 1996 was filed as
              Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

4.6 Interest Rate and Currency Exchange Agreement between the Company and Barclays Bank PLC dated November 17, 1992 in the amount of $25,000,000 was filed as Exhibit 4.9 to Company's Annual Report of Form 10-K for year ended December 31, 1992.

4.7 Loan Agreement in the amount of $25,000,000 between the Company and Metropolitan Life Insurance Company dated November 12, 1992 was filed as Exhibit 4.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

4.8 Revolving Credit Agreement between the Company and First of America Bank - Michigan, N.A. in the amount of $20,000,000 and dated August 22, 1995 was filed as Exhibit 4.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

4.9 Credit Agreement dated as of November 26, 1997, among Flowserve Corporation, Bank of America National Trust and Savings Association as Agent and Letter of Credit Issuing Bank and the other Financial Institutions Party hereto. (filed herewith)

4.10 Material Subsidiary Guarantee, dated as of November 26, 1997, by BW/IP International, Inc. in favor of and for the benefit of Bank of America National Trust and Savings Association, as agent. (filed herewith).

4.11 Rate Swap Agreement in the amount of $25,000,000 between the Company and National City Bank dated November 14, 1996 was filed as Exhibit 4.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

4.12 Rate Swap Agreement in the amount of $25,000,000 between the Company and Key Bank National Association dated October 28, 1996 was filed as Exhibit 4.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

4.13 Guaranty, dated August 1, 1997 between Flowserve Corporation and ABN-AMRO Bank N.V. was filed as Exhibit 4.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

4.14 Credit Agreement, dated as of September 10, 1993, between BW/IP International B.V. and ABN/AMRO was filed as Exhibit 10.dd to BWIP's Annual Report on Form 10-K for the year ended December 31, 1993.

4.15 Note Agreement, dated as of November 15, 1996, between BW/IP International, Inc. and the Note Purchasers named therein, with respect to $30,000,000 principal amount of 7.14% Senior Notes, Series A, due November 15, 2006, and $20,000,000 principal amount of 7.17% Senior Notes, Series B, due March 31, 2007, was filed as
              Exhibit 4.1 to BW/IP's Registration Statement on Form S-8 (Registration No. 333-21637) as filed February 12, 1997.

4.16 Note Agreement, dated as of April 15, 1992, between BW/IP International, Inc. and the Note Purchasers named therein, with respect to $50,000,000 principal amount of 7.92% Senior Notes due May 15, 1999, filed as Exhibit 4.a to BW/IP's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.


10.1 The Duriron Company, Inc. Incentive Compensation Plan (the "Incentive Plan") for Senior Executives, as amended and restated effective January 1, 1994, was filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993. **

10.2 Amendment No. 1 to the Incentive Plan was filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995. **

10.3 The Duriron Company, Inc. Supplemental Pension Plan for Salaried Employees was filed with the Commission as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987. **

10.4 The Duriron Company, Inc. amended and restated Director Deferral Plan was filed as Attachment A to the Company's definitive 1996 Proxy Statement filed with the Commission on March 10, 1996. **

10.5 Form of Change in Control Agreement between all executive officers and the Company was filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996. **

10.6 The Duriron Company, Inc. First Master Benefit Trust Agreement dated October 1, 1987 was filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.**

10.7 Amendment #1 to the First Master Benefit Trust Agreement dated October 1, 1987 was filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.**

10.8          Amendment #2 to First Master Benefit Trust Agreement was filed as
              Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.**

10.9 The Duriron Company, Inc. Second Master Benefit Trust Agreement dated October 1, 1987 was filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.**

10.10 First Amendment to Second Master Benefit Trust Agreement was filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.**

10.11 The Duriron Company, Inc. Long-Term Incentive Plan (the "Long-Term Plan"), as amended and restated effective November 1, 1993 was filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.**

10.12 Amendment No. 1 to the Long-Term Plan was filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**

10.13 The Duriron Company, Inc. 1989 Stock Option Plan as amended and restated effective January 1, 1997 was filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.**

10.14 The Duriron Company, Inc. 1989 Restricted Stock Plan (the "Restricted Stock Plan") as amended and restated effective January 1, 1997 was filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.**

10.15 The Duriron Company, Inc. Retirement Compensation Plan for Directors ("Director Retirement Plan") was filed as Exhibit 10.15 to the Company's Annual Report to Form 10-K for the year ended December 31, 1988.**

10.16         Amendment No. 1 to Director Retirement Plan was filed as Exhibit
              10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**

10.17 The Company's Benefit Equalization Pension Plan (the "Equalization Plan") was filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.**

10.18 Amendment #1 dated December 15, 1992 to the Equalization Plan was filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.**

10.19 The Company's Equity Incentive Plan as amended and restated effective July 21, 1995 was filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**

10.20         Supplemental Pension Agreement between the Company and William M.
              Jordan dated January 18, 1993 was filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.**

10.21 1979 Stock Option Plan, as amended and restated April 23, 1991, and Amendment #1 thereto dated December 15, 1992, was filed as
              Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.**

10.22         Deferred Compensation Plan for Executives was filed as Exhibit
              10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.**

10.23 Executive Life Insurance Plan of The Duriron Company, Inc. was filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**

10.24         Executive Long-Term Disability Plan of The Duriron Company, Inc.
              was filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**

10.25 Employee Protection Plan, as revised effective March 1, 1997 (which provides certain severance benefits to employees upon a change of control of the Company) was filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.**

10.26 1997 Stock Option Plan was included as Exhibit A to the Company's 1997 Proxy Statement which was filed with the Commission on March 17, 1997.**

10.27 Supplemental Executive Retirement Plan was filed as Exhibit 10.rrrr to BW/IP's Registration Statement on Form S-1 (Registration No. 33-45165) as filed February 18, 1992.**

10.28 Amendment Number One to the Supplemental Executive Retirement Plan was filed as Exhibit 10.ee to BW/IP's Annual Report on Form 10-K for the year ended December 31, 1993.**

10.29 Amendment to the BW/IP International, Inc. Supplemental Executive Retirement Plan was filed as Exhibit 10.nn to BW/IP's Annual Report on Form 10-K for the year ended December 31, 1994.**

10.30 Amendment to the BW/IP International, Inc. Supplemental Executive Retirement Plan was filed as Exhibit 10.z to BW/IP's Annual Report on Form 10-K for the year ended December 31, 1995.**

10.31 Form of Employment Agreement between the Company and certain executive officers (filed herewith).**

10.32 Amendment No. 1 to the amended and restated Director Deferral Plan (filed herewith).**

10.33 Amendment # 1 to the 1989 Restricted Stock Plan as amended and restated (filed herewith). **

10.34 BW/IP International, Inc. 1997 Management Incentive Plan was filed as Exhibit 10.kk to BW/IP's Annual Report on Form 10-K for the year ended December 31, 1996.**

10.35 Employment Agreement, effective July 22, 1997, between the Company and Bernard G. Rethore was filed as Exhibit 10.53 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.**

10.36 Employment Agreement, effective July 22, 1997, between the Company and William M. Jordan was filed as Exhibit 10.54 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.**

13.1 1997 Annual Report to Shareholders (filed herewith as part of this report to the extent incorporated herein by reference).

21.1          Subsidiaries of the Company (filed herewith).

23.1          Consent of Ernst & Young LLP (filed herewith).

23.2          Consent of Price Waterhouse LLP (filed herewith).


27 Financial Data Schedule submitted to the SEC in electronic format (filed herewith).

27.1          Restated Financial Data Schedule (filed herewith).

-----------

"*" For exhibits of the Company incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission, the Company's file number with the Commission since July 1997 is "1-13179" and the previous file number was "0-325". All filings of BW/IP incorporated by reference in this Annual Report on Form 10-K cover the periods prior to the Merger.

"+" Indicates that the document relates to a class of indebtedness that does not exceed 10% of the total assets of the Company and subsidiaries and that the Company will furnish a copy of the document to the Commission upon request.

"**" Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K pursuant to Item 14(c) of this Form 10-K. Compensatory plans of BW/IP were assumed by the Company in accordance with the Agreement and Plan of Merger.