Form 10-Q
period 1998-03-31
FLOWSERVE CORP
filed 1998-05-15
CIK 30625

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                       ----------------------------------


       For Quarter Ended March 31, 1998     Commission File Number 1-13179
                               --------                            -------


                              FLOWSERVE CORPORATION
                              ---------------------
             (Exact name of Registrant as specified in its charter)

                                    New York
                                    --------
         (State or other jurisdiction of incorporation or organization)

                                   31-0267900
                                   ----------
                     (I.R.S. Employer Identification Number)

    222 W. Las Colinas Blvd. Irving, Texas                        75039
    --------------------------------------                        -----
   (Address of principal executive offices)                     (Zip Code)

(Registrant's telephone number, including area code)          (972) 443-6500
                                                              --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]


Shares of Common Stock, $1.25 par value,
outstanding as of March 31, 1998                                     40,754,188

                          PART I: Financial Information

                              FLOWSERVE CORPORATION
                        Consolidated Statements of Income
                                  (Unaudited)


                                                                      For the quarter ended March 31
(Amounts in thousands, except per share data)                             1998              1997
                                                                      ------------      ------------
Net sales                                                             $    258,317      $    262,511

Cost of sales                                                              157,119           158,362
                                                                      ------------      ------------

Gross profit                                                               101,198           104,149

   Selling and administrative expense                                       64,201            68,387
   Research, engineering and development expense                             7,365             6,408
   Merger integration expense                                                7,645                --
                                                                      ------------      ------------

   Operating income                                                         21,987            29,354

   Interest expense                                                          3,125             3,334
   Other income                                                             (1,308)             (655)
                                                                      ------------      ------------

  Earnings before income taxes                                              20,170            26,675

Provision for income taxes                                                   7,059             9,871
                                                                      ------------      ------------

Net earnings                                                          $     13,111      $     16,804
                                                                      ============      ============

Earnings per share (diluted and basic)                                $       0.32      $       0.41
                                                                      ============      ============

Average shares outstanding                                                  41,018            40,680
                                                                      ============      ============



See accompanying notes to consolidated financial statements.

                              FLOWSERVE CORPORATION
                           Consolidated Balance Sheets



                                                    March 31,
                                                       1998        December 31,
(Amounts in thousands)                             (Unaudited)         1997
                                                  ------------     ------------
ASSETS

Current assets:

  Cash and cash equivalents                       $     40,016     $     58,602
  Accounts receivable, net                             225,516          234,437
  Inventories                                          195,019          184,944
  Prepaids and other current assets                     33,556           36,681
                                                  ------------     ------------

    Total current assets                               494,107          514,664

Property, plant and equipment, net                     209,657          209,509

Intangible assets, net                                  77,142           79,748
Other assets                                            82,715           76,104
                                                  ------------     ------------

Total assets                                      $    863,621     $    880,025
                                                  ============     ============



See accompanying notes to consolidated financial statements.

                              FLOWSERVE CORPORATION
                           Consolidated Balance Sheets


                                                                       March 31,
                                                                          1998          December 31,
(Amounts in thousands, except per share data)                         (unaudited)           1997
                                                                      ------------      ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                    $     66,185      $     68,241
  Notes payable                                                             15,005             5,644
  Income taxes                                                              18,969            15,548
  Accrued liabilities                                                      103,312           128,802
  Long-term debt due within one year                                         9,592            12,209
                                                                      ------------      ------------

    Total current liabilities                                              213,063           230,444

Long-term debt due after one year                                          125,210           128,936

Postretirement benefits and deferred items                                 121,747           125,372

Shareholders' equity:
  Serial preferred stock, $1.00 par value,
    no shares issued                                                            --                --
  Common stock, $1.25 par value, 41,484                                     51,856            51,856
    shares issued and outstanding at March 31, 1998 and
    December 31, 1997, respectively
  Capital in excess of par value                                            70,621            70,895
  Retained earnings                                                        334,096           326,681
                                                                      ------------      ------------

                                                                           456,573           449,432

Treasury stock at cost, 730 shares at March 31, 1998 and                   (19,217)          (23,145)
   881 shares at December 31, 1997, respectively
Foreign currency and other equity adjustments                              (33,755)          (31,014)
                                                                      ------------      ------------

  Total shareholders' equity                                               403,601           395,273
                                                                      ------------      ------------

Total liabilities and shareholders' equity                            $    863,621      $    880,025
                                                                      ============      ============



See accompanying notes to consolidated financial statements.

                              FLOWSERVE CORPORATION
                 Consolidated Statements of Shareholders' Equity
                                  (Unaudited)


                                                                                                          Foreign
                                                                                                          currency         Total
                                                           Capital in                                    and other         share-
                                              Common       excess of      Retained         Treasury        equity         holders'
(Amounts in thousands)                        stock        par value      earnings           stock      adjustments        equity
                                            --------------------------------------------------------------------------------------
Balance at December 31, 1996                $  51,854      $  72,628      $  298,563      $  (27,455)     $  (6,966)     $  388,624
Net earnings                                       --             --          16,804              --             --          16,804
Cash dividends ($.14 per share)                    --             --          (5,960)             --             --          (5,960)
Foreign currency translation adjustment            --             --              --              --        (11,559)        (11,559)
Stock activity under stock plans                   (1)          (164)             --             462            168             465
                                            ---------      ---------      ----------      ----------      ---------      ----------
Balance at March 31, 1997                   $  51,853      $  72,464      $  309,407      $  (26,993)     $ (18,357)     $  388,374
                                            =========      =========      ==========      ==========      =========      ==========


Balance at December 31, 1997                $  51,856      $  70,895      $  326,681      $  (23,145)     $ (31,014)     $  395,273
Net earnings                                       --             --          13,111              --             --          13,111
Cash dividends ($.14 per share)                    --             --          (5,696)             --             --          (5,696)
Foreign currency translation adjustment            --             --              --              --         (2,786)         (2,786)
Stock activity under stock plans                   --           (274)             --           3,928             45           3,699
                                            ---------      ---------      ----------      ----------      ---------      ----------
Balance at March 31, 1998                   $  51,856      $  70,621      $  334,096      $  (19,217)     $ (33,755)     $  403,601
                                            =========      =========      ==========      ==========      =========      ==========



See accompanying notes to consolidated financial statements.

                              FLOWSERVE CORPORATION
                      Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                                                For the quarter ended March 31
                                                                                ------------------------------
(Amounts in thousands)                                                              1998               1997
                                                                                ------------      ------------
Operating activities:
     Net earnings                                                               $     13,111      $     16,804
     Adjustments to reconcile net earnings to net cash provided by operating activities:
          Depreciation and amortization                                                9,817             9,068
          Loss on the sale of fixed assets                                                23                83
     Change in assets and liabilities, net of effects of acquisitions:
          Accounts receivable                                                          8,361            (4,094)
          Inventories                                                                (10,686)          (12,015)
          Prepaid expenses and other assets                                           (1,899)           (4,421)
          Accounts payable and accrued liabilities                                   (28,121)          (10,172)
          Income taxes                                                                 3,230             5,257
          Postretirement benefits and deferred items                                  (2,727)           (2,461)
                                                                                ------------      ------------

Net cash flows used by operating activities                                           (8,891)           (1,951)

Investing activities:
     Capital expenditures                                                             (9,939)           (7,364)
                                                                                ------------      ------------

Net cash flows from investing activities:                                             (9,939)           (7,364)

Financing activities:
     Net borrowings under lines of credit                                              9,260            10,249
     Payments on long-term debt                                                       (8,903)           (3,930)
     Proceeds from long-term debt                                                      2,916             2,473
     Proceeds from stock activity                                                      3,196               307
     Dividends paid                                                                   (5,696)           (5,960)
                                                                                ------------      ------------

Net cash flows from financing activities                                                 773             3,139

Effect of exchange rate changes                                                         (529)           (1,286)
                                                                                ------------      ------------

Net change in cash and cash equivalents                                              (18,586)           (7,462)

Cash and cash equivalents at beginning of year                                        58,602            38,933
                                                                                ------------      ------------

Cash and cash equivalents at end of period                                      $     40,016      $     31,471
                                                                                ============      ============


Taxes paid                                                                      $      3,638      $      4,059
Interest paid                                                                   $      1,997      $      1,901



See accompanying notes to consolidated financial statements.

                              FLOWSERVE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)


1.       Overview

         Flowserve Corporation (the Company or Flowserve) was created on July 22, 1997, through a merger of equals between BW/IP Inc. and Durco International Inc. accounted for under "pooling of interests" accounting. Accordingly, all historical information has been restated giving effect to the transaction as if the two companies had been combined at the beginning of all periods presented. In addition, certain other historical information has been reclassified for consistency with the 1998 presentation.

2.       Accounting Policies - Basis of Presentation

         The accompanying consolidated balance sheet as of March 31, 1998 and the related consolidated statements of income and cash flows for the three months ended March 31, 1998 and 1997 are unaudited. In management's opinion, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such financial statements have been made. The accompanying consolidated financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X and do not contain certain information included in the Company's annual financial statements and notes to the financial statements. Accordingly, the accompanying consolidated financial information should be read in conjunction with the Company's 1997 Annual Report. Interim results are not necessarily indicative of results to be expected for a full year and are subject to audit and adjustments at the end of the year.

3.       Inventories

         Inventories are stated at the lower of cost or market. Cost is determined for certain inventories by the last-in, first-out (LIFO) method and for other inventories by the first-in, first-out (FIFO) method.

         The amount of inventories and the method of determining costs for the quarter ended March 31, 1998 and the year ended December 31, 1997 were as follows:

                                                                       March 31,        December 31,
(Dollars in thousands)                                                   1998               1997
                                                                     ------------       ------------
Raw materials                                                        $     21,649       $     18,082
Work in process and finished goods                                        224,473            216,377
Less: Progress billings                                                   (11,836)           (10,903)
                                                                     ------------       ------------
                                                                          234,286            223,556

LIFO reserve                                                               39,267             38,612
                                                                     ------------       ------------

Net inventory                                                        $    195,019       $    184,944
                                                                     ============       ============
Percent of inventory accounted for by LIFO                                     42%                43%

Percent of inventory accounted for by FIFO                                     58%                57%

4.       Earnings per share

         The Company's potentially dilutive common stock equivalents were immaterial as of March 31, 1998 and all previous periods. Accordingly, diluted earnings per share are equal to basic earnings per share for all periods presented.

5.       Impact of Recently Issued Accounting Standards

         In 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income", SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information", and SFAS No.132 "Employer's Disclosure About Pensions and Other Post Retirement Benefits". All three standards are effective for fiscal years beginning after December 15, 1997. These standards modify or expand current disclosure requirements and, accordingly, are not expected to impact the Company's reported financial position, results of operations, or cash flows. The Company is assessing the impact of SFAS No. 131 on its reporting segments.

6.       Merger Integration Program

         In the fourth quarter of 1997, the Company announced its merger integration program. This $92.4 million program includes investments of approximately $22.2 million for capital expenditures and approximately $70.2 million for integration expenses. Of this $70.2 million, $32.6 million was recognized as a one-time restructuring charge in the fourth quarter of 1997. The balance will be recognized as incurred over the three-year life of the program, including $7.0 million recorded in the fourth quarter of 1997 and $7.6 million in the first quarter of 1998. The Company's program includes facility rationalizations in North America and Europe, organizational realignments at the corporate and division levels, procurement initiatives, investments in training, and support for the service and repair operations. The integration program is expected to result in a net reduction of approximately 300 employees at a cost $22.4 million. In addition, exit costs associated with the facilities closings are estimated at $10.2 million. The integration program is expected to be funded through operating cash flows and available credit facilities. In the first quarter ended March 31, 1998, severance costs of $2.3 million and exit costs of $0.4 million were paid. The remainder of the costs are expected to be incurred over the life of the program.

                                                                    OTHER
(Amounts in millions)                             SEVERANCE       EXIT COSTS         TOTAL
                                                  ----------      ----------      ----------
Balance at October 27, 1997                       $     22.4      $     10.2      $     32.6
Cash expenditures                                       (3.4)            (.5)           (3.9)
Non-cash expenditures                                     --            (1.2)           (1.2)
                                                  ----------      ----------      ----------

Balance at December 31, 1997                      $     19.0      $      8.5      $     27.5
Cash expenditures                                       (2.3)           (0.4)           (2.7)
Non-cash expenditures                                     --              --              --
                                                  ----------      ----------      ----------

Balance at March 31, 1998                         $     16.7      $      8.1      $     24.8
                                                  ==========      ==========      ==========

7.       Subsequent Events

         On April 28, 1998 the Company announced its intentions to enhance its capabilities to access more credit markets to fund internal and external growth opportunities. The Company will begin the process of establishing short-term and long-term credit ratings with rating agencies and filing an initial $250-million public debt shelf registration.

         The Company also announced a $100 million share repurchase program. Purchases under the share repurchase program will be made on an open-market basis at prevailing market prices. The timing of any repurchases will depend on market conditions, the market price of Flowserve's common stock, and management's assessment of the Company's liquidity and cash flow needs. Based on current prices, completion of this repurchase program would reduce the number of outstanding shares by about eight percent. Repurchased common stock will be added to the Company's treasury shares.

                  ---------------------------------------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     OVERVIEW

     Flowserve Corporation (the Company or Flowserve) was created on July 22, 1997, through a merger of equals between BW/IP, Inc. and Durco International Inc. accounted for under "pooling of interests" accounting. Accordingly, all historical information has been restated giving effect to the transaction as if the two companies had been combined at the beginning of all periods presented. In addition, certain other historical information has been reclassified for consistency with the 1998 presentation.

     Flowserve produces engineered pumps for the process industries, precision mechanical seals, manual and automated quarter-turn valves, control valves and valve actuators, and provides a range of related flow management services to a diverse customer base worldwide. Equipment manufactured and serviced by the Company is used in industries that utilize difficult to handle and often corrosive fluids in environments with extreme temperature, pressure, horsepower and speed. Flowserve's businesses are affected by economic conditions in the U.S. and other countries where its products are sold and serviced, and by the relationship of the U.S. dollar to other currencies, and demand and pricing for customers' products. The impact of these conditions is mitigated to some degree by the strength and diversity of Flowserve's product lines and geographic coverage.

     RESULTS OF OPERATIONS

     Net sales for the three months ended March 31, 1998 were $ 258.3 million, compared with net sales of $ 262.5 million for the same period in 1997. Sales decreased approximately $8.0 million due to the strengthening of the U.S. dollar against foreign currencies and approximately $5.0 million due to businesses sold in 1997. Excluding these impacts, sales would have increased 3%. Net sales to international customers, including export sales from the U.S., were 50% for the three months ending March 31, 1998 and 49% for the three months ending March 31, 1997.

     The gross profit margin was 39.2% for the three months ended March 31, 1998. This compares with 39.7% for the same period in 1997. The slight decrease in the margin was due to a higher percentage of lower-margin engineered pump original equipment sales. Selling, general and administrative expenses as a percentage of net sales were 24.9% for the three month period ended March 31, 1998, compared with 26.1% for the corresponding period of 1997. The decrease primarily reflects approximately $3.0 million of synergy benefits related to the merger integration program.

     Net earnings, after merger integration expense, were $13.1 million for the three months ended March 31, 1998, compared with $16.8 million for the same period in 1997. The effective tax rate was 35% in 1998 compared with 37% in 1997. The related net earnings per diluted share, after merger integration expense, were $0.32 for the first quarter of 1998, compared with $0.41 in 1997.

     Earnings before merger integration expense were $18.1 million in the first quarter of 1998, compared with $16.8 million for the same period in 1997. Earnings per diluted share before merger integration expense were $0.44 in the first quarter of 1998, compared with $0.41 in 1997.

     Bookings of $268.0 million for the first quarter of 1998 were 10% below the $298.2 million in the first quarter of 1997. Bookings decreased approximately $8.0 million due to business divestitures in 1997 and approximately $8.0 million due to strengthening of the U.S. dollar against foreign currencies. Excluding these impacts, bookings would have decreased 5%. The decrease in oil prices and Asian economic conditions also delayed several projects, contributing to the decline in bookings for the quarter. Backlog at March 31, 1998 was $301.1 million, compared with $291.6 million at December 31, 1997.

     MERGER INTEGRATION PROGRAM

     In the fourth quarter of 1997, the Company announced its merger integration program. This $92.4 million program includes investments of approximately $22.2 million for capital expenditures and approximately $70.2 million for integration expense. Of this $70.2 million, $32.6 million was recognized as a one-time restructuring charge in the fourth quarter of 1997. The balance will be recognized as incurred over the three-year life of the program, including $7.0 million recorded in the fourth quarter of 1997 and $7.6 million in the first quarter of 1998. The Company's program includes facility rationalizations in North America and Europe, organizational realignments at the corporate and division levels, procurement initiatives, investments in training, and support for the service and repair operations. The integration program is expected to result in a net reduction of approximately 300 employees at a cost $22.4 million. In addition, exit costs associated with the facilities closings are estimated at $10.2 million. The integration program is expected to be funded through operating cash flows and available credit facilities. In the first quarter ended March 31, 1998, severance costs of $2.3 million and exit costs of $0.4 million were paid. The remainder of the costs are expected to be incurred over the life of the program.

     The Company believes the program will produce $45 to $55 million annually in operating income at the end of three years. This income is expected to be produced by eliminating cost redundancies, capturing procurement savings, and realizing earnings increases from sales synergies. The Company realized savings of approximately $3.0 million in the first quarter of 1998.

     CAPITAL RESOURCES AND LIQUIDITY

     The Company's capital structure, consisting of long-term debt and shareholders' equity, continued to enable the Company to finance short and long-range business objectives. At March 31, 1998, total debt was 27.1% of the Company's capital structure, unchanged from December 31, 1997. Based upon annualized 1998 results, the interest coverage ratio of the Company's indebtedness was 7.5 times interest at March 31, 1998, compared with 7.8 times interest for the twelve months ended December 31, 1997.

     The return on average net assets based on annualized results for March 31, 1998, before merger integration expense, was 12.2%, compared with 13.7% for December 31, 1997. Including the impact of merger integration expense, the annualized return on average net assets was 9.2% for March 31, 1998, compared with 9.0% for December 31, 1997. The annualized return on average shareholders' equity, before merger integration expense, was 18.2% at March 31, 1998, compared with 20.4% for December 31, 1997. Annualized return on average shareholders' equity, including merger integration expense, was 13.2% for March 31, 1998 versus 13.0% for December 31, 1997.

     The Company believes that cash flow generated by operations and amounts available under borrowing arrangements will be adequate to fund normal operating needs, the integration plans, capital expenditures, share repurchases, required debt payments and dividends through the remainder of the year.

     On April 28, 1998 the Company announced its intentions to enhance its capabilities to access additional credit markets to fund internal and external growth opportunities. The Company will begin the process of establishing short-term and long-term credit ratings with rating agencies and filing an initial $250-million public debt shelf registration.

     The Company also announced a $100 million share repurchase program. Purchases under the share repurchase program will be made on an open-market basis at prevailing market prices. The timing of any repurchases will depend on market conditions, the market price of Flowserve's common stock, and management's assessment of the Company's liquidity and cash flow needs. Based on current prices, completion of this repurchase program would reduce the number of outstanding shares by about eight percent. Repurchased common stock will be added to the Company's treasury shares.

     SAFE HARBOR STATEMENT

     This document contains various forward-looking statements and includes assumptions about the Company's future market conditions, operations, and results. These statements are based on current expectations and are subject to significant risks and uncertainties. They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Among the many factors that could cause actual results to differ materially from the forward-looking statements are: further changes in the already competitive environment for the Company's products or competitors' responses to the Company's strategies; political risks or trade embargoes affecting important country markets; foreign currency fluctuations; continued economic turmoil in Asian markets; and prolonged periods where the price of oil is below historical levels.

     Net earnings for future periods are uncertain and dependent on general worldwide economic conditions in the Company's major markets and their strong impact on the level of incoming business activity.

                                    SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         FLOWSERVE CORPORATION
                                         (Registrant)




                                         /s/Renee Hornbaker
                                         --------------------------------
                                            Renee Hornbaker
                                            Vice President and
                                            Chief Financial Officer





Date: May 14, 1998
------------------

                                     PART II
                                OTHER INFORMATION


ITEM 1            Not Applicable During Reporting Period

ITEM 2            Changes in Securities

                  (c) During 1997 and 1996, the Company issued 21,700 and 29,900 shares of restricted common stock, respectively, pursuant to an exemption from registration under section 4(2) of the Securities Act of 1933. Shares were issued for the benefit of directors and officers of the Company subject to restrictions on transfer.

ITEM 3            Not Applicable During Reporting Period

ITEM 4            Not Applicable During Reporting Period

ITEM 5            Not Applicable During Reporting Period

ITEM 6            Exhibits and Reports on Form 8-K

                  (a)  The following Exhibits are attached hereto:

                       10.27 BW/IP International, Inc. Supplemental Executive Retirement Plan as amended and restated as of January 1, 1997.

                       27.1     Financial Data Schedule

                       All other Exhibits are incorporated by reference

                  (b)  None.

                                INDEX TO EXHIBITS

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

4.1 Lease agreement, indenture of mortgage and deed of trust, and guarantee agreement, all executed on June 1, 1978 in connection with 9 1/8%
         Industrial Development Revenue Bonds, Series A, City of Cookeville,
         Tennessee.+

4.2 Lease agreement, indenture of trust, and guaranty agreement, all executed on June 1, 1978 in connection with 7 3/8% Industrial
         Development Revenue Bonds, Series B, City of Cookeville, Tennessee.+

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

4.6      Interest Rate and Currency Exchange Agreement between the Company and
         Barclays Bank PLC dated November 17, 1992 in the amount of $25,000,000 was filed as Exhibit 4.9 to the Company's Annual Report on Form 10-K for year ended December 31, 1992.

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

4.9      Credit Agreement dated as of November 26, 1997, among Flowserve
         Corporation, Bank of America National Trust and Savings Association as
         Agent and Letter of Credit Issuing Bank and the other Financial
         Institutions Party thereto was filed as Exhibit 4.9 to the Company's
         Annual Report on Form 10-K for the year ended December 31, 1997.

4.10     Material Subsidiary Guarantee, dated as of November 26, 1997, by BW/IP
         International, Inc. in favor of and for the benefit of Bank of America
         National Trust and Savings Association, as Agent was filed as Exhibit
         4.10 to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1997.

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

10.4 The Duriron Company, Inc. amended and restated Director Deferral Plan was filed as Attachment A to the Company's definitive 1996 Proxy
         Statement filed with the Commission on March 10, 1996.**

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

10.13 The Duriron Company, Inc. 1989 Stock Option Plan as amended and restated effective January 1, 1997 was filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31,
         1996.**

10.14    The Duriron Company, Inc. 1989 Restricted Stock Plan (the "Restricted
         Stock Plan") as amended and restated effective January 1, 1997 was filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.**

10.15    The Duriron Company, Inc. Retirement Compensation Plan for Directors
         ("Director Retirement Plan") was filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31,
         1988.**

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

10.26    1997 Stock Option Plan was included as Exhibit A to the Company's 1997
         Proxy Statement which was filed with the Commission on March 17, 1997.**

10.27 BW/IP International, Inc. Supplemental Executive Retirement Plan as amended and restated. (filed herewith).**

10.28 Form of Employment Agreement between the Company and certain executive officers was filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.**

10.29 Amendment No. 1 to the amended and restated Director Deferral Plan was filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.**

10.30 Amendment # 1 to the 1989 Restricted Stock Plan as amended and restated was filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.**

10.31    BW/IP International, Inc. 1997 Management Incentive Plan was filed as
         Exhibit 10.kk to BW/IP's Annual Report on Form 10-K for the year ended
         December 31, 1996.**

10.32    Employment Agreement, effective July 22, 1997, between the Company and
         Bernard G. Rethore was filed as Exhibit 10.53 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended September 30,
         1997.**

10.33    Employment Agreement, effective July 22, 1997, between the Company and
         William M. Jordan was filed as Exhibit 10.54 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended September 30, 1997.**

27.1     Financial Data Schedule submitted to the SEC in electronic format
         (filed herewith).

-----------

"*" For exhibits of the Company incorporated by reference into this Quarterly Report on Form 10-Q from a previous filing with the Commission, the Company's file number with the Commission since July 1997 is "1-13179" and the previous file number was "0-325". All filings of BW/IP incorporated by reference in this Quarterly Report on Form 10-Q cover the periods prior to the Merger.

"+" Indicates that the document relates to a class of indebtedness that does not exceed 10% of the total assets of the Company and subsidiaries and that the Company will furnish a copy of the document to the Commission upon request.

"**" Management contracts and compensatory plans and arrangements required to be filed as exhibits to this on Form 10-Q.