Form 10-Q
period 1998-06-30
FLOWSERVE CORP
filed 1998-08-13
CIK 30625

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                       ----------------------------------


      For Quarter Ended June 30, 1998       Commission File Number 1-13179


                              FLOWSERVE CORPORATION
                              ---------------------
             (Exact name of Registrant as specified in its charter)

                                    New York
                                    --------
         (State or other jurisdiction of incorporation or organization)

                                   31-0267900
                                   ----------
                     (I.R.S. Employer Identification Number)

   222 W. Las Colinas Blvd., Suite 1500, Irving, Texas          75039
   ---------------------------------------------------          -----
   (Address of principal executive offices)                   (Zip Code)

(Registrant's telephone number, including area code)        (972) 443-6500
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

                           YES  X               NO
                               ---                 ---

Shares of Common Stock, $1.25 par value,
outstanding as of June 30, 1998                               39,440,329

                          PART I: Financial Information

                              FLOWSERVE CORPORATION
                        Consolidated Statements of Income
                                   (Unaudited)


                                                  For the quarter ended June 30
(Amounts in thousands, except per share data)         1998             1997
                                                  ------------      -----------
Net sales                                            $ 280,728      $ 300,658

Cost of sales                                          174,736        179,448
                                                     ---------      ---------

Gross profit                                           105,992        121,210

   Selling and administrative expense                   67,345         74,302
   Research, engineering and development expense         5,074          6,647
   Merger integration expense                           11,906             --
                                                     ---------      ---------

   Operating income                                     21,667         40,261

   Interest expense                                      3,577          3,601
   Other income                                         (1,063)        (2,768)
                                                     ---------      ---------

Earnings before income taxes                            19,153         39,428

Provision for income taxes                               6,704         14,553
                                                     ---------      ---------

Net earnings                                         $  12,449      $  24,875
                                                     =========      =========

Earnings per share (diluted and basic)               $    0.31      $    0.61
                                                     =========      =========







See accompanying notes to consolidated financial statements.

                              FLOWSERVE CORPORATION
                        Consolidated Statements of Income
                                   (Unaudited)




                                                       Year to date June 30
(Amounts in thousands, except per share data)          1998           1997
                                                     ---------      ---------
Net sales                                            $ 539,044      $ 563,169

Cost of sales                                          331,855        337,810
                                                     ---------      ---------

Gross profit                                           207,189        225,359

   Selling and administrative expense                  131,546        142,831
   Research, engineering and development expense        12,439         13,054
   Merger integration expense                           19,551             --
                                                     ---------      ---------

   Operating income                                     43,653         69,474

   Interest expense                                      6,702          6,935
   Other income                                         (2,372)        (3,566)
                                                     ---------      ---------

Earnings before income taxes                            39,323         66,105

Provision for income taxes                              13,763         24,425
                                                     ---------      ---------

Net earnings                                         $  25,560      $  41,680
                                                     =========      =========

Earnings per share (diluted and basic)               $    0.63      $    1.02
                                                     =========      =========




See accompanying notes to consolidated financial statements.

                              FLOWSERVE CORPORATION
                           Consolidated Balance Sheets


                                                                                                 June 30, 1998 December 31
(Amounts in thousands)                                                                            (Unaudited)     1997
                                                                                                 ------------- -----------
ASSETS

Current assets:

  Cash and cash equivalents                                                                        $ 20,849     $ 58,602
  Accounts receivable, net                                                                          221,368      234,437
  Inventories                                                                                       196,507      184,944
  Prepaids and other current assets                                                                  33,978       36,681
                                                                                                   --------     --------

    Total current assets                                                                            472,702      514,664

Property, plant and equipment, net                                                                  208,259      209,509

Intangible assets, net                                                                               80,483       79,748
Other assets                                                                                         81,056       76,104
                                                                                                   --------     --------

Total assets                                                                                       $842,500     $880,025
                                                                                                   ========     ========





See accompanying notes to consolidated financial statements.

                              FLOWSERVE CORPORATION
                           Consolidated Balance Sheets


                                                                                                  June 30, 1998 December 31
(Amounts in thousands, except per share data)                                                      (Unaudited)     1997
                                                                                                  ------------- -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                                 $  62,702      $  68,241
  Notes payable                                                                                        4,786          5,644
  Income taxes                                                                                        14,496         15,548
  Accrued liabilities                                                                                 97,869        128,802
  Long-term debt due within one year                                                                  11,215         12,209
                                                                                                   ---------      ---------

    Total current liabilities                                                                        191,068        230,444

Long-term debt due after one year                                                                    158,155        128,936

Postretirement benefits and deferred items                                                           121,986        125,372

Shareholders' equity:
  Serial preferred stock, $1.00 par value,
    no shares issued                                                                                      --             --
  Common stock, $1.25 par value,                                                                      51,855         51,856
    41,484 shares issued and 39,440 shares outstanding at June 30, 1998 and
    41,484 shares issued and outstanding December 31, 1997
  Capital in excess of par value                                                                      70,562         70,895
  Retained earnings                                                                                  340,837        326,681
                                                                                                   ---------      ---------

                                                                                                     463,254        449,432

Treasury stock at cost, 2,044 shares at June 30, 1998 and                                            (55,197)       (23,145)
   881 shares at December 31, 1997, respectively
Foreign currency and other equity adjustments                                                        (36,766)       (31,014)
                                                                                                   ---------      ---------

  Total shareholders' equity                                                                         371,291        395,273
                                                                                                   ---------      ---------

Total liabilities and shareholders' equity                                                         $ 842,500      $ 880,025
                                                                                                   =========      =========




See accompanying notes to consolidated financial statements.

                              FLOWSERVE CORPORATION
                 Consolidated Statements of Shareholders' Equity
                                   (Unaudited)



                                                                                                 Foreign
                                                                                                 currency       Total
                                                         Capital in                             and other      share-
                                             Common      excess of    Retained    Treasury        equity      holders'
(Amounts in thousands)                        stock      par value    earnings      stock      adjustments     equity
                                          -----------------------------------------------------------------------------

Balance at December 31, 1996              $    51,854  $    72,628  $   298,563 $   (27,455) $       (6,966) $  388,624
Net earnings                                        -            -       41,680           -               -      41,680
Cash dividends ($.14 per share)                     -            -      (11,923)          -               -     (11,923)
Foreign currency translation adjustment             -            -            -           -         (17,973)    (17,973)
Stock activity under stock plans                    2         (363)           -       1,404            (187)        856
                                          -----------------------------------------------------------------------------

Balance at June 30, 1997                  $    51,856  $    72,265  $   328,320 $   (26,051) $      (25,126) $  401,264
                                          =============================================================================

Balance at December 31, 1997              $    51,856  $    70,895  $   326,681 $   (23,145) $      (31,014) $  395,273
Net earnings                                        -            -       25,560           -               -      25,560
Cash dividends ($.14 per share)                     -            -      (11,404)          -               -     (11,404)
Foreign currency translation adjustment             -            -            -           -          (5,893)     (5,893)
Treasury stock repurchases (1,337 shares)                                           (36,590)                    (36,590)
Stock activity under stock plans                   (1)        (333)           -       4,538             141       4,345
                                          -----------------------------------------------------------------------------

Balance at June 30, 1998                  $    51,855  $    70,562  $   340,837 $   (55,197) $      (36,766) $  371,291
                                          =============================================================================



See accompanying notes to consolidated financial statements.

                              FLOWSERVE CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                      For the six months ended June 30
                                                                      --------------------------------
(Amounts in thousands)                                                       1998          1997
                                                                           --------      --------
Operating activities:
     Net earnings                                                          $ 25,560      $ 41,680
     Adjustments to reconcile net earnings to net cash provided by operating activities:
          Depreciation and amortization                                      20,621        18,552
          Loss (gain) on the sale of fixed assets                                45           (42)
     Change in assets and liabilities, net of effects of acquisitions:
          Accounts receivable                                                11,199        (7,186)
          Inventories                                                       (14,487)      (19,941)
          Prepaid expenses and other assets                                  (6,802)       (5,394)
          Accounts payable and accrued liabilities                          (35,541)        1,992
          Income taxes                                                       (1,248)          281
          Postretirement benefits and deferred items                         (2,597)         (470)
                                                                           --------      --------

Net cash flows (used by) from operating activities                           (3,250)       29,472

Investing activities:
     Capital expenditures                                                   (17,511)      (18,065)
     Payment for acquisitions, net of cash acquired                              --        (9,000)
                                                                           --------      --------

Net cash flows used by investing activities                                 (17,511)      (27,065)

Financing activities:
     Net borrowings under lines of credit                                     3,929         2,674
     Proceeds from long-term debt                                            23,131         7,532
     Treasury share purchases                                               (36,590)           --
     Proceeds from stock activity                                             4,726           493
     Dividends paid                                                         (11,404)      (11,923)
                                                                           --------      --------

Net cash flows used by financing activities                                 (16,208)       (1,224)

Effect of exchange rate changes                                                (784)       (1,918)
                                                                           --------      --------

Net change in cash and cash equivalents                                     (37,753)         (735)

Cash and cash equivalents at beginning of year                               58,602        38,933
                                                                           --------      --------

Cash and cash equivalents at end of period                                 $ 20,849      $ 38,198
                                                                           ========      ========

Taxes paid                                                                 $ 14,814      $ 22,008
Interest paid                                                              $  6,098      $  6,752



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

2.       Accounting Policies - Basis of Presentation

         The accompanying consolidated balance sheet as of June 30, 1998 and the related consolidated statements of income and cash flows for the three months and the six months ended June 30, 1998 and 1997 are unaudited. In management's opinion, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such financial statements have been made. The accompanying consolidated financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X and do not contain certain information included in the Company's annual financial statements and notes to the financial statements. Accordingly, the accompanying consolidated financial information should be read in conjunction with the Company's 1997 Annual Report. Interim results are not necessarily indicative of results to be expected for a full year and are subject to audit and adjustments at the end of the year.

3.       Inventories

         Inventories are stated at the lower of cost or market. Cost is determined for certain inventories by the last-in, first-out (LIFO) method and for other inventories by the first-in, first-out (FIFO) method.

         The amount of inventories and the method of determining costs for the quarter ended June 30, 1998 and the year ended December 31, 1997 were as follows:

                                                                                June 30     December 31
(Dollars in millions)                                                            1998          1997
                                                                                -------       -------
Raw materials                                                                   $  22.5       $  18.1
Work in process and finished goods                                                224.6         216.4
Less: Progress billings                                                           (10.1)        (10.9)
                                                                                -------       -------
                                                                                  237.0         223.6

LIFO reserve                                                                       40.5          38.6
                                                                                -------       -------

Net inventory                                                                   $ 196.5       $ 185.0
                                                                                =======       =======

Percent of inventory accounted for by LIFO                                           42%           43%

Percent of inventory accounted for by FIFO                                           58%           57%

4.       Earnings per share

         The Company's potentially dilutive common stock equivalents were immaterial as of June 30, 1998 and all previous periods. Accordingly, diluted earnings per share are equal to basic earnings per share for all periods presented. Earnings per share for the six months ended June 30, 1998 and 1997 were based on average common shares and common share equivalents outstanding of 40,781 and 40,700 respectively.


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


6.       Merger Integration Program

         In the fourth quarter of 1997, the Company announced its merger integration program. This $92.4 million program includes investments of approximately $22.2 million for capital expenditures and approximately $70.2 million for integration expenses. Of this

         $70.2 million, $32.6 million was recognized as a one-time restructuring charge in the fourth quarter of 1997. The balance will be recognized as incurred over the three-year life of the program.

         In July, 1998 the Company's Board of Directors approved an $18 million expenditure for the first phase of a global business process improvement initiative which will build on and bring additional costs and benefits to the on-going merger integration program. The total incremental cost of the business process improvement initiative is expected to approximate $120 million over a multi-year period. About half of the costs associated with this initiative are expected to be capitalized with the balance separately identified as merger integration expense.

         The Company incurred $11.9 million for merger integration expenses in the second quarter of 1998 and has incurred $26.5 million since the inception of the program. Merger integration expense in the second quarter included costs for closing the San Jose, California and Charleroi, Belgium pump plants and the Guelph, Ontario service center, as well as some start-up costs for the business improvement initiative. The Company's program includes facility rationalizations in North America and Europe, organizational realignments at the corporate and division levels, procurement initiatives, investments in training, and support for the service and repair operations. The integration program is expected to result in a net reduction of approximately 300 employees at a cost $22.4 million. In addition, exit costs associated with the facilities closings are estimated at $10.2 million. The integration program is expected to be funded through operating cash flows and available credit facilities.

         In the second quarter ended June 30, 1998, severance costs of $6.6 million and exit costs of $1.5 million were paid and recorded against the restructure accrual established in 1997. The remainder of the costs are expected to be incurred over the life of the program.

                                                             OTHER
Restructure Accrual (Amounts in millions)       SEVERANCE  EXIT COSTS   TOTAL
                                                ---------  ----------   -----
Balance at October 27, 1997                       $22.4      $10.2      $32.6
Cash expenditures                                  (3.4)       (.5)      (3.9)
Non-cash expenditures                                --       (1.2)      (1.2)
                                                  -----      -----      -----

Balance at December 31, 1997                      $19.0      $ 8.5      $27.5
Cash expenditures                                  (2.3)      (0.4)      (2.7)
Non-cash expenditures                                --         --         --
                                                  -----      -----      -----

Balance at March 31, 1998                         $16.7      $ 8.1      $24.8
Cash expenditures                                  (6.6)      (0.8)      (7.4)
Non-cash expenditures                                --       (0.7)      (0.7)
                                                  -----      -----      -----

Balance at June 30, 1998                          $10.1      $ 6.6      $16.7
                                                  =====      =====      =====

7.       Share Repurchase Program

         During the second quarter of 1998, the Company initiated a $100 million share repurchase program and as of June 30, 1998 had repurchased approximately 1.3 million, or three percent, of its outstanding shares. The purchases were funded through operating cash flows and available credit facilities. The timing of future repurchases depends on market conditions, the market price of Flowserve's common stock, and management's assessment of the Company's liquidity and cash flow needs.


8.       Subsequent Events

         In July, 1998, the Company completed the acquisition of certain assets and liabilities of the Valtek Engineering Division of Allen Power Engineering, Limited, from Rolls Royce plc. The Valtek Engineering Division has been the British licensee for many of Flowserve's control valve products, with exclusive territorial rights for portions of Europe, the Middle East and Africa since 1971. This business produced sales of approximately $20 million in 1997.

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


     RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1998

     Net sales for the three months ended June 30, 1998 were $280.7 million, compared with net sales of $300.6 million for the same period in 1997. Approximately $9.0 million of the sales decrease was due to the unfavorable currency translation effect resulting from the strengthening of the U.S. dollar against foreign currencies and approximately $6.0 million due to businesses sold in 1997. Without the adverse currency effects and sales reductions from divestitures, second quarter sales would have been about two percent below the second quarter of 1997. The balance of the decrease in sales was due primarily to low petroleum industry spending caused by lower oil prices and continued effects of the Asian economic crisis, that has delayed major projects and reduced worldwide chemical market activity. Net sales to international customers, including export sales from the U.S., were approximately 50% for the three months ended June 30, 1998 and approximately 49% for the three months ended June 30, 1997.

     The gross profit margin was 37.8% for the three months ended June 30, 1998, compared with 40.3% for the same period in 1997. The decrease in the gross profit margin was due to a reduction in higher profit parts sales, under absorption resulting from lower sales volume and some valve price discounting. Selling and administrative expenses as a percentage of net sales were 24.0% for the three month period ended June 30, 1998, compared with 24.7% for the corresponding period of 1997. The reduction in selling and administrative expenses percentage was due primarily to savings generated by the merger integration program and other cost control initiatives across all divisions.

     Tax savings initiatives undertaken subsequent to the merger reduced the effective tax rate to 35% compared with 37% in 1997.

     Lower sales and gross profit percentage resulted in earnings before merger integration expense for the second quarter of 1998 being $20.2 million, or 19% below the $24.9 million for the same period in 1997. Earnings per diluted share before merger integration expense were $0.50 in the second quarter of 1998, compared with $0.61 in 1997. Net earnings, after merger integration expense, were $12.4 million for the three months ended June 30, 1998, compared with $24.9 million for the same period in 1997. The related net earnings per diluted share, after merger integration expense, were $0.31 for the second quarter of 1998, compared with $0.61 in 1997.

     Bookings of $293.6 million for the second quarter of 1998 were slightly above the $291.9 million recorded in the second quarter of 1997. Bookings increased despite an offset of approximately $9.0 million due to unfavorable currency translation rates and approximately $6.0 million related to businesses that were sold in 1997. The increase in bookings was due primarily to higher engineered pump bookings. Backlog at June 30, 1998 was $312.6 million, compared with $291.6 million at December 31, 1997.

     RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1998

     Net sales for the six months ended June 30, 1998 were $539.0 million, compared with net sales of $563.1 million for the same period in 1997. Approximately $15.0 million of the sales decrease was due to unfavorable currency translation rates and $12.0 million due to business sold in 1997. Excluding these effects, sales would have increased slightly over 1997 levels. Net sales to international customers, including export sales from the U.S., were 50% for the six months ended June 30, 1998 and 49% for the six months ended June 30, 1997.

     The gross profit margin was 38.4% for the six months ended June 30, 1998, compared with 40.0% for the same period in 1997. The decrease in the gross profit margin is due primarily to a reduction in higher margin parts sales primarily to chemical customers, under absorption at certain locations and some valve price discounting. Selling and administrative expenses as a percentage of net sales were 24.4% for the six month period ended June 30, 1998, compared with 25.4% for the corresponding period of 1998. The reduction in the selling and administrative expenses percentage was due primarily to savings generated by the merger integration program and other cost control initiatives across all divisions.

     Tax savings initiatives undertaken subsequent to the merger reduced the effective tax rate to 35% compared with 37% in 1997.

     Earnings before merger integration expense were $38.2 million for the six months ended June 30, 1998, compared with $41.6 million for the same period in 1997. Earnings per diluted share before merger integration expense were $0.94 for the six months ended June 30, 1998, compared with $1.02 in 1997. Net earnings, after merger integration expense were $25.6 million for the six months ended June 30, 1998, compared with $41.6 million for the same period in 1997. The related net earnings per diluted share, after merger integration expense, were $0.63 for six months ended June 30, 1998, compared with $1.02 in 1997.

     Bookings of $561.7 million for the six months ended June 30, 1998 were 5% below the $590.0 million for 1997. Approximately $15.0 million of the bookings decrease was due to unfavorable currency translation rates and approximately $12.8 million due to business divestitures in 1997. A decline in oil prices resulted in lower petroleum-related capital spending and the Asian economic crisis delayed several projects and reduced worldwide chemical market activity, further contributed to the bookings decrease.

     MERGER INTEGRATION PROGRAM

     In the fourth quarter of 1997, the Company announced its merger integration program. This $92.4 million program includes investments of approximately $22.2 million for capital expenditures and approximately $70.2 million for integration expense. Of this $70.2 million, $32.6 million was recognized as a one-time restructuring charge in the fourth quarter of 1997. The balance will be recognized as incurred over the three-year life of the program.

     In July, 1998 the Company's Board of Directors approved an $18 million expenditure for the first phase of a global business process improvement initiative which will build on and bring additional costs and benefits to the on-going merger integration program. This initiative includes the standardization of processes across the business and the implementation of a global information systems to facilitate common practices. The total incremental cost of the business process improvement initiative is expected to approximate $120 million over a three year period. About half of the costs associated with this initiative are expected to be capitalized with the balance separately identified as merger integration expense.

     The Company incurred $11.9 million for merger integration expenses in the second quarter 1998 and has incurred $26.5 million since the inception of the program. Merger integration expense in the second quarter included costs for closing the San Jose, California and Charleroi, Belgium pump plants and the Guelph, Ontario service center, as well as some start up costs for the business process improvement initiatives. The Company's program includes facility rationalizations in North America and Europe, organizational realignments at the corporate and division levels, procurement initiatives, investments in training, and support for the service and repair operations. The integration program is expected to result in a net reduction of approximately 300 employees at a cost of $22.4 million. In addition, exit costs associated with the facilities closings are estimated at $10.2 million. The integration program is expected to be funded through operating cash flows and available credit facilities.

     In the second quarter ended June 30, 1998, severance costs of $6.6 million and exit costs of $1.5 million were paid and recorded against the restructure accrual established in 1997. The remainder of the costs are expected to be incurred over the life of the program.

     The Company believes the merger integration program will produce $45 to $55 million annually in operating income at the end of three years. This income is expected to be produced by eliminating cost redundancies, capturing procurement savings, and realizing earnings increases from sales synergies. The Company realized integration savings of approximately $3.0 million, before taxes, in the first quarter of 1998, and $3.8 million, before taxes, in the second quarter of 1998. The Company believes the business process improvement initiative will generate an additional $40 million in savings in the first full year following completion.


     CAPITAL RESOURCES AND LIQUIDITY

     The Company's capital structure, consisting of long-term debt and shareholders' equity, continued to enable the Company to finance short and long-range business objectives. At June 30, 1998, total debt was 31.8% of the Company's capital structure, compared with 27.1% at December 31, 1997. Based upon annualized 1998 results, the interest coverage ratio of the Company's indebtedness was 7.6 times interest at June 30, 1998, compared with 7.8 times interest for the twelve months ended December 31, 1997.

     Operating cash flows for the first six months of 1998 were below those in the comparable period of 1997 principally due to the merger integration program as well as lower operating profits.

     The return on average net assets based on annualized results for June 30, 1998, before merger integration expense, was 12.8%, compared with 13.7% for December 31, 1997. Including the impact of merger integration expense, the annualized return on average net assets was 9.0% for June 30, 1998, compared with 9.0% for December 31, 1997. The annualized return on average shareholders' equity, before merger integration expense, was 19.6% at June 30, 1998, compared with 20.4% for December 31, 1997. Annualized return on average shareholders' equity, including merger integration expense, was 13.1% for June 30, 1998 versus 13.0% for December 31, 1997.

     During the second quarter of 1998, the Company initiated a $100 million share repurchase program and as of June 30, 1998 had repurchased approximately 1.3 million, or three percent, of its outstanding shares. Operating cash flows and available credit facilities were utilized to fund the repurchases. The timing of future repurchases depends on market conditions, the market price of Flowserve's common stock, and management's assessment of the Company's liquidity and cash flow needs.

     On April 28, 1998 the Company announced its intentions to enhance its capabilities to access additional credit markets to fund internal and external growth opportunities. The Company is preparing to establish short-term and long-term credit ratings with rating agencies and file an initial $250-million public debt shelf registration.

     SAFE HARBOR STATEMENT

     This document contains various forward-looking statements and includes assumptions about Flowserve's future market conditions, operations, and results. These statements are based on current expectations and are subject to significant risks and uncertainties. They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Among the many factors that could cause actual results to differ materially from the forward-looking statements are: further changes in the already competitive environment for the Company's products or competitors' responses to Flowserve's strategies; political risks or trade embargoes affecting important country markets; economic turmoil in Asia/Pacific region markets; unanticipated difficulties or costs associated with integrating the management and operations of BW/IP, Inc. and Durco International, Inc. including software implementation; the risk that realized merger savings might not continue; and the recognition of significant expenses associated with adjustments to realign the combined Company's facilities and other capabilities with its strategies.

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






                                               FLOWSERVE CORPORATION
                                               (Registrant)




                                                /s/ Renee Hornbaker
                                                -------------------------------
                                                    Renee Hornbaker
                                                    Vice President and
                                                    Chief Financial Officer





Date: August 14, 1998

PART II.  OTHER INFORMATION

Item 2.

         In 1998 the Company issued 8,200 shares of restricted common stock, pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. Shares were issued for the benefit of directors and employees of the Company subject to restrictions on transfer.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Shareholders of the Company was held on May 21, 1998.

         (b) A proposal to approve the re-election of three Directors to the Board of Directors, in each case for a term of three years, and the re-election of one Director for a term of one year, was approved as follows with respect to each nominee for office:

                                       Votes For                                Votes Withheld
Election for a three year term:

    Hugh K. Coble                      34,848,326                                  435,487
    George T. Haymaker, Jr.            34,840,239                                  443,574
    William C. Rusnack                 34,838,856                                  444,957

Election for a one year term:
    Charles M. Rampacek                34,845,539                                  438,274

              The other directors whose term of office continued after the meeting were Diane C. Harris, Michael F. Johnston, William M. Jordan, Bernard G. Rethore, James O. Rollans, Kevin E. Sheehan and
              R. Elton White.

         (c) A proposal to approve the Flowserve Corporation 1998 Restricted Stock Plan was approved by shareholders with 31,287,754 votes cast for the proposal, 3,806,574 votes cast against the proposal and an aggregate of 189,486 abstentions and broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  The following Exhibits are attached hereto:

              10.14 Flowserve Corporation Second Amendment to 1989 Stock Option Plan, as Previously amended and restated.

              10.28 Flowserve Corporation First Amendment to 1997 Stock Option Plan

              27.1   Financial Data Schedule

              All other Exhibits are incorporated by reference.

         (b)  None

                               INDEX TO EXHIBITS*


EXHIBIT                                               DESCRIPTION
 NO.
3.1           1988 Restated Certificate of Incorporation of The Duriron Company, Inc. was filed as
              Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31,
              1988.

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

4.4           Rights Agreement dated as of August 1, 1986, between the Company and BankOne, N.A., as
              Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate which was filed as Exhibit 1 to the Company's Registration Statement on Form 8-A on August 13, 1986.

4.5           Amendment dated as of August 1, 1996, to Rights Agreement  was filed as Exhibit 4.5 to the
              Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

4.6           Amendment No. 2 dated as of June 1, 1998, to the Rights Agreement dated as of August 13,
              1986, and amended as of August 1, 1996, was filed as Exhibit 1 to the Registrant's Form
              8-A/A dated June 11, 1998.

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

4.9           Revolving Credit Agreement between the Company and First of America Bank - Michigan, N.A.
              in the amount of $20,000,000 and dated August 22, 1995 was filed as Exhibit 4.11 to the
              Company's Annual Report on Form 10-K for the year ended December 31, 1995.

4.10          Credit Agreement dated as of November 26, 1997, among Flowserve Corporation, Bank of
              America National Trust and Savings Association as Agent and Letter of Credit Issuing Bank
              and the other Financial Institutions Party thereto was filed as Exhibit 4.9 to the
              Company's Annual Report on Form 10-K for the year ended December 31, 1997.

4.11          Material Subsidiary Guarantee, dated as of November 26, 1997, by BW/IP International, Inc.
              in favor of and for the benefit of Bank of America National Trust and Savings Association,
              as Agent was filed as Exhibit 4.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

4.12          Rate Swap Agreement in the amount of $25,000,000 between the Company and National City Bank dated November 14, 1996 was filed as Exhibit 4.9 to the Company's Annual Report on Form
              10-K for the year ended December 31, 1996.

4.13          Rate Swap Agreement in the amount of $25,000,000 between the Company and Key Bank National
              Association dated October 28, 1996 was filed as Exhibit 4.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

4.14          Guaranty, dated August 1, 1997 between Flowserve Corporation and ABN-AMRO Bank N.V. was filed as Exhibit 4.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1997.

4.15          Credit Agreement, dated as of September 10, 1993, between BW/IP International B.V. and
              ABN/AMRO was filed as Exhibit 10.dd to BWIP's Annual Report on Form 10-K for the year ended
              December 31, 1993.

4.16          Note Agreement, dated as of November 15, 1996, between BW/IP International, Inc. and the Note
              Purchasers named therein, with respect to $30,000,000 principal amount of 7.14% Senior Notes,
              Series A, due November 15, 2006, and $20,000,000 principal amount of 7.17% Senior Notes, Series
              B, due March 31, 2007, was filed as Exhibit 4.1 to BW/IP's Registration Statement on Form S-8
              (Registration No. 333-21637) as filed February 12, 1997.

4.17          Note Agreement, dated as of April 15, 1992, between BW/IP International, Inc. and the Note
              Purchasers named therein, with respect to $50,000,000 principal amount of 7.92% Senior Notes due
              May 15, 1999, filed as Exhibit 4.a to BW/IP's Quarterly Report on Form 10-Q for the quarter ended
              June 30, 1992.

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

10.14         Flowserve Corporation Second Amendment to 1989 Stock Option Plan, as previously amended and restated
              (filed herewith).**

10.15         The Duriron Company, Inc. 1989 Restricted Stock Plan (the "1989 Restricted Stock Plan") as amended and restated effective January 1, 1997 was filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.**

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

10.18         The Company's Benefit Equalization Pension Plan (the "Equalization Plan") was filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.**

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

10.26         Employee Protection Plan, as revised effective March 1, 1997 (which provides certain severance benefits to employees upon a change of control of the Company) was filed as Exhibit 10.32 to the Company's Annual
              Report on Form 10-K for the year ended December 31, 1996.**

10.27         1997 Stock Option Plan was included as Exhibit A to the Company's 1997 Proxy Statement which was filed with the Commission on March 17, 1997.**

10.28         Flowserve Corporation First Amendment to 1997 Stock Option Plan (filed herewith).**

10.29         BW/IP International, Inc. Supplemental Executive Retirement Plan as amended and restated was filed as
              Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998**

10.30         1998 Restricted Stock Plan was included as Exhibit A to the Company's 1998 Proxy Statement which was filed with the Commission on April 9, 1998.**

10.31         Form of Employment Agreement between the Company and certain executive officers was filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997. **

10.32         Amendment No. 1 to the amended and restated Director Deferral Plan was filed as Exhibit 10.32 to the
              Company's Annual Report on Form 10-K for the year ended December 31, 1997.**

10.33         Amendment # 1 to the 1989 Restricted Stock Plan as amended and restated was filed as Exhibit 10.33 to the
              Company's Annual Report on Form 10-K for the year ended December 31, 1997. **

10.34         Employment Agreement, effective July 22, 1997, between the Company and Bernard G. Rethore was filed as
              Exhibit 10.53 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.**

10.35         Employment Agreement, effective July 22, 1997, between the Company and William M. Jordan was filed as
              Exhibit 10.54 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.**

10.36         Agreement and Plan of Merger dated as of May 6, 1997, among the Company, Bruin Acquisition Corp. and
              BW/IP, Inc. ("BW/IP") was filed as Annex I to the Joint Proxy Statement/Prospectus which is part of the
              Registration Statement on Form S-4, dated June 19, 1997.

27.1          Financial Data Schedule submitted to the SEC in electronic format (filed herewith).

"*"           For exhibits of the Company incorporated by reference into this Quarterly Report on Form 10-Q form a previous filing with the Commission, the Company's file number with the Commission since July 1997 is
              "1-13179" and the previous file number was "0-325". All filings of BW/IP incorporated by reference in this
              Quarterly Report on Form 10-Q cover the periods prior to the Merger.


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