Form 10-Q
period 1998-09-30
FLOWSERVE CORP
filed 1998-11-16
CIK 30625

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                       ----------------------------------


       For Quarter Ended September 30, 1998 Commission File Number 1-13179


                              FLOWSERVE CORPORATION
             (Exact name of Registrant as specified in its charter)


                                    New York
                                    --------
         (State or other jurisdiction of incorporation or organization)


                                   31-0267900
                                   ----------
                     (I.R.S. Employer Identification Number)


222 W. Las Colinas Blvd., Suite 1500, Irving, Texas             75039
---------------------------------------------------           ----------
    (Address of principal executive offices)                  (Zip Code)

(Registrant's telephone number, including area code)        (972) 443-6500
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

                                 YES  X   NO
                                    -----   -----

Shares of Common Stock, $1.25 par value,
outstanding as of September 30, 1998                          38,416,868

                          PART I: Financial Information

                              FLOWSERVE CORPORATION
                        Consolidated Statements of Income
                                   (Unaudited)




                                                               For the quarter ended September 30
(Amounts in thousands, except per share data)                       1998               1997
                                                                 ------------      ------------

Net sales                                                        $    264,776      $    281,805

Cost of sales                                                         165,196           174,395
                                                                 ------------      ------------

Gross profit                                                           99,580           107,410

   Selling and administrative expense                                  63,077            71,460
   Research, engineering and development expense                        6,431             6,520
   Merger transaction expense                                              --            10,200
   Merger integration expense                                           4,154                --
                                                                 ------------      ------------

Operating income                                                       25,918            19,230

   Interest expense                                                     3,141             2,697
   Other income                                                          (173)             (435)
                                                                 ------------      ------------

Earnings before income taxes                                           22,950            16,968

Provision for income taxes                                              8,033             9,918
                                                                 ------------      ------------

Earnings before cumulative effect of
  accounting change                                                    14,917             7,050
                                                                 ------------      ------------

Cumulative effect of accounting change                                 (1,220)               --
                                                                 ------------      ------------

Net earnings                                                     $     16,137      $      7,050
                                                                 ============      ============

Earnings per share (diluted and basic):

  Before cumulative effect of accounting change                  $       0.37      $       0.17

  Cumulative effect of accounting change                                 0.03                --
                                                                 ------------      ------------

Earnings per share                                               $       0.40      $       0.17
                                                                 ============      ============


See accompanying notes to consolidated financial statements.

                              FLOWSERVE CORPORATION
                        Consolidated Statements of Income
                                   (Unaudited)




                                                                   Year to date September 30
(Amounts in thousands, except per share data)                        1998              1997
                                                                 ------------      ------------

Net sales                                                        $    803,821      $    844,974

Cost of sales                                                         497,051           512,205
                                                                 ------------      ------------

Gross profit                                                          306,770           332,769

   Selling and administrative expense                                 194,623           214,369
   Research, engineering and development expense                       18,870            19,549
   Merger transaction expense                                              --            10,200
   Merger integration expense                                          23,705                --
                                                                 ------------      ------------

Operating income                                                       69,572            88,651

   Interest expense                                                     9,844             9,612
   Other income                                                        (2,545)           (4,034)
                                                                 ------------      ------------

Earnings before income taxes                                           62,273            83,073

Provision for income taxes                                             21,796            34,343
                                                                 ------------      ------------

Earnings before cumulative effect of
   accounting change                                                   40,477            48,730

Cumulative effect of accounting change                                 (1,220)               --
                                                                 ------------      ------------

Net earnings                                                     $     41,697      $     48,730
                                                                 ============      ============

Earnings per share (diluted and basic):

  Before cumulative effect of accounting change                  $       1.00      $       1.19

  Cumulative effect of accounting change                                 0.03                --
                                                                 ------------      ------------

Earnings per share                                               $       1.03      $       1.19
                                                                 ============      ============



See accompanying notes to consolidated financial statements.

                              FLOWSERVE CORPORATION
                           Consolidated Balance Sheets





                                                    September 30, 1998   December 31
(Amounts in thousands)                                 (Unaudited)         1997
                                                       ------------     ------------

ASSETS

Current assets:

  Cash and cash equivalents                            $     20,809     $     58,602
  Accounts receivable, net                                  230,912          234,437
  Inventories                                               204,675          184,944
  Prepaids and other current assets                          35,361           36,681
                                                       ------------     ------------

    Total current assets                                    491,757          514,664

Property, plant and equipment, net                          205,060          209,509

Intangible assets, net                                       87,696           79,748
Other assets                                                 77,715           76,104
                                                       ------------     ------------

Total assets                                           $    862,228     $    880,025
                                                       ============     ============


See accompanying notes to consolidated financial statements.

                              FLOWSERVE CORPORATION
                           Consolidated Balance Sheets







                                                                                      September 30, 1998  December 31
(Amounts in thousands, except per share data)                                            (Unaudited)         1997
                                                                                          ----------      ----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                        $   66,461      $   68,241
  Notes payable                                                                                6,959           5,644
  Income taxes                                                                                15,111          15,548
  Accrued liabilities                                                                        108,157         128,802
  Long-term debt due within one year                                                          11,207          12,209
                                                                                          ----------      ----------

    Total current liabilities                                                                207,895         230,444

Long-term debt due after one year                                                            189,382         128,936

Postretirement benefits and deferred items                                                   114,974         125,372

Shareholders' equity:
  Serial preferred stock, $1.00 par value,
    no shares issued                                                                              --              --
  Common stock, $1.25 par value,                                                              51,856          51,856
    41,484 shares issued and 38,417 shares outstanding at September 30, 1998 and
    41,484 shares issued and outstanding December 31, 1997
  Capital in excess of par value                                                              70,472          70,895
  Retained earnings                                                                          351,452         326,681
                                                                                          ----------      ----------

                                                                                             473,780         449,432

Treasury stock at cost, 3,067 shares at September 30, 1998 and                               (82,910)        (23,145)
   881 shares at December 31, 1997, respectively
Accumulated other comprehensive income                                                       (39,980)        (29,746)
Other equity adjustments                                                                        (913)         (1,268)
                                                                                          ----------      ----------

  Total shareholders' equity                                                                 349,977         395,273
                                                                                          ----------      ----------

Total liabilities and shareholders' equity                                                $  862,228      $  880,025
                                                                                          ==========      ==========



See accompanying notes to consolidated financial statements.

                              FLOWSERVE CORPORATION
                Consolidated Statements of Shareholders' Equity
                                   (Unaudited)



                                                                                              Accumulated                  Total
                                                            Capital in                           other       Other        share-
                                                   Common   excess of   Retained    Treasury  comprehensive  equity       holders'
(Amounts in thousands)                             stock    par value   earnings     stock       income    adjustments    equity
                                                 ---------  ---------   ---------   ---------   ---------  -----------   ---------

Balance at December 31, 1996                     $  51,854  $  72,628   $ 298,563   $ (27,455)  $  (5,744)  $  (1,222)  $ 388,624

Net earnings                                            --         --      48,730          --          --          --      48,730
Cash dividends ($0.14 per share)                        --         --     (17,765)         --          --          --     (17,765)
Foreign currency translation adjustment                 --         --          --          --     (19,219)         --     (19,219)
Stock activity under stock plans                         2     (1,275)         --       3,632          --         (53)      2,306
                                                 ---------  ---------   ---------   ---------   ---------   ---------   ---------

Balance at September 30, 1997                    $  51,856  $  71,353   $ 329,528   $ (23,823)  $ (24,963)  $  (1,275)  $ 402,676
                                                 =========  =========   =========   =========   =========   =========   =========


Balance at December 31, 1997                     $  51,856  $  70,895   $ 326,681   $ (23,145)  $ (29,746)  $  (1,268)  $ 395,273

Net earnings                                            --         --      41,697          --          --          --      41,697
Cash dividends ($0.14 per share)                        --         --     (16,926)         --          --          --     (16,926)
Foreign currency translation adjustment                 --         --          --          --     (10,234)         --     (10,234)
Treasury stock repurchases (2,368 shares)               --         --          --     (56,486)         --          --     (56,486)
Stock activity under stock plans                        --       (423)         --       4,253          --         355       4,185
Effect of change in accounting for Rabbi Trusts         --         --          --      (7,532)         --          --      (7,532)
                                                 ---------  ---------   ---------   ---------   ---------   ---------   ---------

Balance at September 30, 1998                    $  51,856  $  70,472   $ 351,452   $ (82,910)  $ (39,980)  $    (913)  $ 349,977
                                                 =========  =========   =========   =========   =========   =========   =========



See accompanying notes to consolidated financial statements.

                              FLOWSERVE CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                             For the nine months ended September 30
(Amounts in thousands)                                                                1998           1997
                                                                                  ------------   ------------
Operating activities:
    Net earnings                                                                  $     41,697   $     48,730
    Adjustments to reconcile net earnings to net cash provided by operating activities:
          Depreciation and amortization                                                 26,181         27,970
          Loss on the sale of fixed assets                                                  13             30
          Cumulative effect of  accounting change                                       (1,220)            --
    Change in assets and liabilities, net of effects of acquisitions:
          Accounts receivable                                                            5,185         (5,616)
          Inventories                                                                  (20,957)       (28,496)
          Prepaid expenses and other assets                                             (1,439)       (13,282)
          Accounts payable and accrued liabilities                                     (24,099)        19,286
          Income taxes                                                                     564         (1,388)
          Postretirement benefits and deferred items                                   (11,178)         1,748
          Other                                                                            624         (1,087)
                                                                                  ------------   ------------

Net cash flows from operating activities                                                15,371         47,895

Investing activities:
     Capital expenditures, net of disposals                                            (23,747)       (28,979)
     Payment for acquisitions, net of cash acquired                                    (12,677)        (9,000)
     Other                                                                                 487            171
                                                                                  ------------   ------------

Net cash flows used by investing activities                                            (35,937)       (37,808)

Financing activities:
     Net borrowings under lines of credit                                                1,564          1,010
     Payments on long-term debt                                                        (10,543)       (36,476)
     Proceeds from long-term debt                                                       67,557         38,833
     Treasury share purchases                                                          (56,486)            --
     Proceeds from stock activity                                                       (1,787)         2,306
     Dividends paid                                                                    (16,926)       (20,435)
     Other                                                                                  --           (170)
                                                                                  ------------   ------------

Net cash flows used by financing activities                                            (16,621)       (14,932)

Effect of exchange rate changes                                                           (606)        (1,947)
                                                                                  ------------   ------------

Net change in cash and cash equivalents                                                (37,793)        (6,792)

Cash and cash equivalents at beginning of year                                          58,602         38,932
                                                                                  ------------   ------------

Cash and cash equivalents at end of period                                        $     20,809   $     32,140
                                                                                  ============   ============

Taxes paid                                                                        $     22,232   $     26,914
Interest paid                                                                     $      7,501   $      8,344


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

2.       Accounting Policies - Basis of Presentation

         The accompanying consolidated balance sheet as of September 30, 1998, and the related consolidated statements of income and cash flows for the three months and the nine months ended September 30, 1998 and 1997, are unaudited. In management's opinion, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such financial statements have been made. The accompanying consolidated financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X and do not contain certain information included in the Company's annual financial statements and notes to the financial statements. Accordingly, the accompanying consolidated financial information should be read in conjunction with the Company's 1997 Annual Report. Interim results are not necessarily indicative of results to be expected for a full year.

3.       Inventories

         Inventories are stated at the lower of cost or market. Cost is determined for certain inventories by the last-in, first-out (LIFO) method and for other inventories by the first-in, first-out (FIFO) method.

         The amount of inventories and the method of determining costs for the quarter ended September 30, 1998 and the year ended December 31, 1997 were as follows:


                                                           September 30   December 31
          (Dollars in millions)                               1998           1997
                                                           ----------     ----------

         Raw materials                                     $     25.8     $     18.1
         Work in process and finished goods                     230.6          216.4
         Less: Progress billings                                (11.6)         (10.9)
                                                           ----------     ----------
                                                                244.8          223.6

         LIFO reserve                                            40.1           38.6
                                                           ----------     ----------

         Net inventory                                     $    204.7     $    185.0
                                                           ==========     ==========

         Percent of inventory accounted for by LIFO                44%            43%

         Percent of inventory accounted for by FIFO                56%            57%



4.       Earnings per share

         The Company's potentially dilutive common stock equivalents were immaterial as of September 30, 1998 and all previous periods. Accordingly, diluted earnings per share are equal to basic earnings per share for all periods presented. Earnings per share for the nine months ended September 30, 1998 and 1997 were based on average common shares and common share equivalents outstanding of 40,497 and 40,873, respectively.

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

         The Company adopted SFAS No. 130 "Reporting Comprehensive Income." Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. Under SFAS 130, the term "comprehensive income" is used to describe the total of net earnings plus other comprehensive income which, for the Company, includes foreign currency translation. SFAS 130 does not impact the calculation of net earnings or earnings per share nor does it impact reported assets, liabilities or total shareholders' equity. It does impact the presentation of the components of shareholders' equity within the balance sheet and the presentation of the components of comprehensive income. During the three months ended

         September 30, 1998 and 1997, total comprehensive income (comprised of reported net income less foreign currency translation adjustments) was $11.9 million and $5.8 million, respectively. For the nine months ended September 30, 1998 and 1997, total comprehensive income was $31.5 million and $29.5 million, respectively.

         The Company adopted the provisions of EITF No. 97-14 "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested" at September 30, 1998. This standard established new guidelines for deferred compensation arrangements where amounts earned by an employee are invested in the employer's stock that is placed in a Rabbi Trust. The EITF requires that the Company's stock held in the trust be recorded at historical cost, the corresponding deferred compensation liability recorded at the current fair value of the Company's stock, and the stock held in the Rabbi Trust classified as treasury stock. The difference between the historical cost of the stock and the fair value of the liability at September 30, 1998 has been recorded as a cumulative effect of a change in accounting principle of $1.2 million, net of tax. Prior year financial statements have not been restated to reflect the change in accounting principle. The effect of the change on 1997 year-to-date income before the cumulative effect was a reduction of $0.5 million.

         The Company is assessing the impact of SFAS No. 131 and SFAS No. 132 on its disclosure requirements.

6.       Merger Integration Program

         In the fourth quarter of 1997, the Company announced its merger integration program. This $92.4 million program includes investments of approximately $22.2 million for capital expenditures and approximately $70.2 million for integration expenses. Of this $70.2 million, $32.6 million was recognized as a one-time restructuring charge in the fourth quarter of 1997. The balance is being recognized as incurred over the three-year life of the program.

         In July 1998, the Company's Board of Directors approved an $18 million expenditure for the first phase of a global business process improvement initiative. This initiative has costs and benefits incremental to the on-going merger integration program. The total incremental cost of the business process improvement initiative is expected to approximate $120 million over a three-year period. Approximately half of the costs associated with this initiative are expected to be capitalized with the balance separately identified as merger integration expense.

         The Company incurred $4.2 million for merger integration expenses in the third quarter of 1998 and the Company has incurred $30.7 million for merger integration expense since the inception of the program. Merger integration expense in the third quarter included costs for closing the San Jose, California and Charleroi, Belgium pump plants, continued consolidations in the business units, as well as approximately $1.2 million in costs for the business process improvement initiative. The integration program is expected to result in a net reduction of approximately 300 employees at a cost of $22.4 million. In addition, exit costs associated with the facilities closings are estimated at $10.2 million. The integration program is expected to be funded through operating cash flows and available credit facilities.

         In the third quarter ended September 30, 1998, severance costs of $5.0 million and exit costs of $4.0 million were paid and recorded against the restructure accrual established in 1997. The remainder of the costs are expected to be incurred over the life of the program.


                                                                                   OTHER
         Restructure Accrual (amounts in millions)           SEVERANCE           EXIT COSTS       TOTAL
         -----------------------------------------           ----------          ----------     ----------
         Balance at October 27, 1997                         $     22.4          $     10.2     $     32.6
         Cash expenditures                                         (3.4)                (.5)          (3.9)
         Non-cash expenditures                                       --                (1.2)          (1.2)
                                                             ----------          ----------     ----------

         Balance at December 31, 1997                        $     19.0          $      8.5     $     27.5
         Cash expenditures                                         (2.3)               (0.4)          (2.7)
         Non-cash expenditures                                       --                  --             --
                                                             ----------          ----------     ----------

         Balance at March 31, 1998                           $     16.7          $      8.1     $     24.8
         Cash expenditures                                         (6.6)               (0.8)          (7.4)
         Non-cash expenditures                                       --                (0.7)          (0.7)
                                                             ----------          ----------     ----------

         Balance at June 30, 1998                            $     10.1          $      6.6     $     16.7
         Cash expenditures                                         (5.0)               (0.6)          (5.6)
         Non-cash expenditures                                       --                (3.4)          (3.4)
                                                             ----------          ----------     ----------

         Balance at September 30, 1998                       $      5.1          $      2.6     $      7.7
                                                             ==========          ==========     ==========



7.       Share Repurchase Program

         During the second quarter of 1998, the Company initiated a $100 million share repurchase program and as of September 30, 1998 had spent approximately $56.5 million to repurchase approximately 2.4 million, or 5%, of its outstanding shares. The purchases were funded through operating cash flows and available credit facilities. The timing of future repurchases depends on market conditions, the market price of Flowserve's common stock, and management's assessment of the Company's liquidity and cash flow needs.

8.       Acquisitions

         In July 1998, the Company completed the acquisition of certain assets and liabilities of the Valtek Engineering Division of Allen Power Engineering, Limited, from Rolls Royce plc. The Valtek Engineering Division was the British licensee for many of Flowserve's control valve products, with exclusive territorial rights for portions of Europe, the Middle

         East and Africa since 1971. This business produced sales of approximately $20 million in 1997.

         In September 1998, the Company acquired the remaining 49% ownership interest in Durametallic Asia Pte. Ltd., a fluid sealing manufacturer located in Singapore, from its joint-venture partner, the Sanmar Group. Flowserve, which now owns 100% of Durametallic Asia, previously had a 51% interest in this joint venture. The results of this business are expected to have an immaterial impact on the consolidated financial results of the Company.

9.       Subsequent Events

         On October 22, 1998, the Company announced that Flowserve President and Chief Operating Officer, William M. Jordan, is leaving the Company, effective October 31, 1998. The company expects to record a one-time charge in the fourth quarter, relating to the employment agreement between Mr. Jordan and the Company.

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


     RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1998

     Net sales for the three months ended September 30, 1998 were $264.8 million, compared with net sales of $281.8 million for the same period in 1997. Low oil prices, a downturn in chemical markets, and the Asian economic crisis have negatively impacted sales throughout the year. In addition, several other negative factors impacted third quarter sales. Sales decreased in the Fluid Sealing Division due to softening in chemical customer demand, weaker distributor input, and lower original equipment manufacturer (OEM) activity. Weakness in the Latin America market also appeared for the first time in the third quarter. The remainder of the decrease in sales was due primarily to low petroleum industry spending caused by lower oil prices and continued effects of the Asian economic crisis that has delayed major projects and reduced worldwide chemical market activity. Net sales to international customers, including export sales from the U.S., were approximately 50% for the three months ended September 30, 1998, and approximately 53% for the three months ended September 30, 1997.

     The gross profit margin was 37.6% for the three months ended September 30, 1998, compared with 38.1% for the same period in 1997. The decrease in the gross profit margin was due to lower sales of higher profit parts, under absorption resulting from lower sales volume and continued pricing pressure, principally in the valve business. Selling and administrative expenses as a percentage of net sales were 23.8% for the three month period ended September 30, 1998, compared with 25.4% for the corresponding 1997 period. The reduction in selling and administrative expenses percentage was due primarily to savings generated by the merger integration program, lower sales commissions, lower accruals for performance incentives and other cost control initiatives.

     Tax savings initiatives undertaken as part of the merger integration program reduced the effective tax rate to 35% compared with 37% in 1997.

     Earnings before special items (merger related expenses and the cumulative effect of an accounting change) for the third quarter of 1998 were $17.6 million ($0.44 per share) or 2% above the $17.3 million ($0.42 per share) for the same period in 1997. Net earnings, after special items, were $16.1 million ($0.40 per share) for the three months ended September 30, 1998, compared with $7.1 million ($0.17 per share) for the same period in 1997. Net earnings for the third quarter of 1998 included a one-time cumulative effect of an accounting change that resulted in a benefit of $1.2 million, net of tax. This cumulative effect of an accounting change resulted from the required adoption of EITF 97-14 "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested."

     Bookings of $253.8 million in the third quarter of 1998 were below the $279.6 million recorded in the third quarter of 1997. Lower third quarter 1998 bookings were due to customers' economic uncertainty, weaker markets for their products, project financing issues, lower activity in chemical markets and a decrease in Fluid Sealing Business, particularly in Latin America. Backlog at September 30, 1998 was $312.5 million, compared with $291.6 million at December 31, 1997.


     RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998

     Net sales for the nine months ended September 30, 1998 were $803.8 million, compared with net sales of $845.0 million for the same period in 1997. The sales decline was due to continued effects of the Asian economic crisis that has delayed major projects and reduced worldwide chemical market activity, lower petroleum industry spending related to lower oil prices, a slowdown in the Latin America region, and unfavorable currency translation rates. Net sales to international customers, including export sales from the U.S., were 50% for the nine months ended September 30, 1998 and 51% for the nine months ended September 30, 1997.

     The gross profit margin was 38.2% for the nine months ended September 30, 1998, compared with 39.4% for the same period in 1997. The decrease in the gross profit margin was due primarily to lower sales of higher profit parts, under-absorption at certain locations and continued pricing pressure, principally in the valve business. Selling and administrative expenses as a percentage of net sales were 24.2% for the nine month period ended September 30, 1998, compared with 25.4% for the corresponding period of 1997. The reduction in the selling and administrative expenses percentage was due primarily to savings generated by the merger integration program, lower sales commissions and other cost control initiatives across all divisions.

     Tax savings initiatives undertaken as part of the merger integration reduced the effective tax rate to 35% compared with 37% in 1997.

     Earnings before special items were $55.9 million ($1.38 per share) for the nine months ended September 30, 1998, compared with $58.9 million ($1.44 per share) for the same period in 1997. Net earnings, after special items were $41.7 million ($1.03 per share) for the nine months ended

     September 30, 1998, compared with $48.7 million ($1.19 per share) for the same period in 1997. Net earnings for the nine months ended September 30, 1998 included a one-time cumulative effect of an accounting change of $1.2 million net of tax, recorded in the third quarter.

     Bookings of $815.5 million for the nine months ended September 30, 1998 were about 6% below the $869.6 million for 1997. The decline in bookings was due to the Asian economic crisis that has delayed several projects and reduced worldwide chemical market activity, a decline in oil prices that has resulted in lower petroleum-related capital spending, and a slowdown in the Latin America region.


     MERGER INTEGRATION PROGRAM

     In the fourth quarter of 1997, the Company announced its merger integration program. This $92.4 million program includes investments of approximately $22.2 million for capital expenditures and approximately $70.2 million for integration expense. Of the $70.2 million, $32.6 million was recognized as a one-time restructuring charge in the fourth quarter of 1997. The balance is being recognized as incurred over the three-year life of the program.

     In July 1998, the Company's Board of Directors approved an $18 million expenditure for the first phase of a global business process improvement initiative. This initiative has costs and benefits incremental to the on-going merger integration program. This initiative includes the standardization of the Company's processes and the implementation of a global information system to facilitate common practices. The total incremental cost of the business process improvement initiative is expected to approximate $120 million over a three-year period. Approximately half of the costs associated with this initiative are expected to be capitalized with the balance separately identified as merger integration expense.

     The Company incurred $4.2 million for merger integration expenses in the third quarter 1998 and the Company has incurred $30.7 million for merger integration expense since the inception of the program. Merger integration expense in the third quarter included costs for closing the San Jose, California and Charleroi, Belgium pump plants, continued consolidations in the business units, as well as approximately $1.2 million in costs for the business process improvement initiative. The integration program is expected to result in a net reduction of approximately 300 employees at a cost of $22.4 million. In addition, exit costs associated with the facilities closings are estimated at $10.2 million. The integration program is expected to be funded through operating cash flows and available credit facilities.

     In the third quarter ended September 30, 1998, severance costs of $5.0 million and exit costs of $4.0 million were paid and recorded against the restructure accrual established in 1997. The remainder of the costs are expected to be incurred over the life of the program.

     The Company believes the merger integration program, excluding the business process improvement initiative, will produce $45 to $55 million annually in operating income at the end of three years. This income is expected to be produced by eliminating cost redundancies, capturing procurement savings, and realizing earnings increases from sales synergies. The Company realized pre-tax integration savings of approximately $3.0 million, in the first quarter, $3.8 million in the second quarter, and $6.0 million in the third quarter. The Company believes the business process improvement initiative will generate an additional $40 million in savings and reductions in working capital of about $100 million in the first full year following completion.

     (The foregoing discussion contains forward-looking information. See cautionary statement at the end of the Management's Discussion and Analysis section.)

     CAPITAL RESOURCES AND LIQUIDITY

     During the third quarter, the Company was able to finance short and long-range business objectives through operating cash flows and its credit facilities. At September 30, 1998, total debt was 37.2% of the Company's capital structure, compared with 27.1% at December 31, 1997. Based on annualized 1998 results, the interest coverage ratio of the Company's indebtedness was 7.5 times interest at September 30, 1998, compared with
     7.8 times interest for the twelve months ended December 31, 1997.

     Operating cash flows for the first nine months of 1998 were below those in the comparable 1997 period principally due to the merger integration program as well as lower operating profits.

     The return on average net assets based on annualized results for September 30, 1998, before special items, was 12.7%, compared with 13.7% for December 31, 1997. Including the impact of special items, the annualized return on average net assets was 9.6% for September 30, 1998, compared with 9.0% for December 31, 1997. The annualized return on average shareholders' equity, before special items, was 19.6% at September 30, 1998, compared with 20.4% for December 31, 1997. Annualized return on average shareholders' equity, including special items, was 14.6% for September 30, 1998 versus 13.0% for December 31, 1997.

     During the second quarter of 1998, the Company initiated a $100 million share repurchase program and as of September 30, 1998 had spent approximately $56.5 million to repurchase approximately 2.4 million, or 5%, of its outstanding shares. Operating cash flows and available credit facilities were utilized to fund the repurchases. The timing of future repurchases depends on market conditions, the market price of Flowserve's common stock, and management's assessment of the Company's liquidity and cash flow needs.


     YEAR 2000 COSTS

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer systems that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company has assessed how it may be impacted by the Year 2000 issue and has formulated and commenced implementation of a comprehensive plan to address all known aspects of the issue.

     The Plan

     The Company's plan encompasses its information systems, production and facilities equipment that utilize date/time oriented software or computer chips, products, vendors and customers. The plan will be carried out in four phases: 1) assessment and development of a plan; 2) remediation; 3) testing; and 4) implementation.

     The Company's plan includes use of internal staff resources as well as external consultants. The Company has also engaged independent experts to evaluate its Year 2000 plan, including its identification, assessment, remediation and testing efforts.

     With regard to information systems, production and facilities equipment and products, the Company is 99% complete with the assessment and plan development phase and is approximately 70%, 50% and 30% complete, respectively with its total planned efforts including remediation, testing and implementation. The Company expects that its remediation efforts in these areas will be substantially completed by July 1999.

     The Company also is working with its vendors and customers to ensure Year 2000 compliance throughout the supply chain. The Company has prepared a questionnaire that is used to survey and follow-up with its vendors about compliance. In addition, the Company has prepared a standard letter outlining the importance of and commitment to resolving the Year 2000 issue in a timely manner and this letter is used to respond to inquiries from customers. Although this review is continuing, the Company is not currently aware of any vendor or customer circumstances that may have a material adverse impact on the Company. The Company will be looking for alternative suppliers where circumstances warrant. The Company can provide no assurance that Year 2000 compliance plans will be successfully completed by suppliers and customers in a timely manner.

     Cost

     The Company's estimate of the total cost for Year 2000 compliance is approximately $7.5 million, of which approximately $1.0 million has been incurred through September 30, 1998. Virtually all of the funds spent to date related to the cost to repair or replace software and related hardware. The Company's cost estimates include the amount specifically related to remedying Year 2000 issues, as well as costs for improved systems that are Year 2000 compliant and would have been acquired in the ordinary course of business but whose acquisition has been accelerated to facilitate compliance by the Year 2000.

     Incremental spending has not been, and is not expected to be, material because most Year 2000 compliance costs include items that are part of the standard procurement and maintenance of the Company's information systems and production and facilities equipment. Other non-Year 2000 efforts have not been materially delayed or impacted by the Company's Year 2000 initiatives.

     Risks

     The Company believes its expectation that the Year 2000 issue will not pose significant operational problems for the Company is reasonable. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing of identified problems are not implemented in a timely manner, there can be no assurance that the Year 2000 issue will not have a material adverse impact on the Company's results of operations or adversely affect the Company's relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

     Contingency Plan

     The Company has begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario as such scenario has not yet been clearly identified. The Company plans to complete such analysis and contingency planning by April 1999.

     (The foregoing discussion contains forward-looking information. See cautionary statement at the end of the Management's Discussion and Analysis section.)


     SAFE HARBOR STATEMENT

     This document contains various forward-looking statements and includes assumptions about Flowserve's future market conditions, operations, and results. These statements are based on current expectations and are subject to significant risks and uncertainties. They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Among the principal important risk factors that could cause actual results to differ materially from the forward-looking statements made in this document are: further changes in the already competitive environment for the Company's products or competitors' responses to Flowserve's strategies; political risks or trade embargoes affecting important country markets; the health of the petroleum, chemical and power industries; economic turmoil in areas outside the United States, including the Asia Pacific region and Latin America; continued economic growth within the United States; unanticipated difficulties or costs or reduction in benefits associated with the implementation of the Company's global business process improvement initiative including software; the impact of the "Year 2000" computer issue; and the recognition of significant expenses associated with adjustments to realign the combined Company's facilities and other capabilities with its strategies and business conditions.

     Readers should not place undue reliance on forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that my subsequently arise. Readers should also carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

     Net earnings for future periods are uncertain and dependent on general worldwide economic conditions in the Company's major markets and their strong impact on the level of incoming business activity.

PART II. OTHER INFORMATION

Item 2.

         During 1998 the Company issued 6,150 shares of restricted common stock, pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. Shares were issued for the benefit of directors and employees of the Company subject to restrictions on transfer and vesting.


Item 6. Exhibits and Reports on Form 8-K

         (a)  The following Exhibits are attached hereto

              10.3 Amendment No. 2 to the Flowserve Corporation Incentive Compensation Plan

              10.34 Amendment No. 2 to the amended and restated Director Deferral Plan

              10.38 Amendment #1 to Employment Agreement between the Company and William M. Jordan

              27.1     Financial Data Schedule


              All other Exhibits are incorporated by reference.


         (b)  None

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                   FLOWSERVE CORPORATION
                                                   (Registrant)




                                                    /s/Renee Hornbaker
                                                   ----------------------------
                                                    Renee Hornbaker
                                                    Vice President and
                                                    Chief Financial Officer





Date: November 14, 1998
-----------------------

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

4.1 Lease agreement and indenture, dated as of January 1, 1995 and bond purchase agreement dated January 27, 1995, in connection with an 8% Taxable Industrial Development Revenue Bond, City of Albuquerque, New Mexico (relates to a class of indebtedness that does not exceed 10% of the total assets of the Company. The Company will furnish a copy of the document to the Commission upon request.)

4.2 Rights Agreement dated as of August 1, 1986, between the Company and BankOne, N.A., as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate which was filed as Exhibit 1 to the Company's Registration Statement on Form 8-A on August 13, 1986.

4.3      Amendment dated as of August 1, 1996, to Rights Agreement was filed as
         Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

4.4 Amendment No. 2 dated as of June 1, 1998, to the Rights Agreement dated as of August 13, 1986, and amended as of August 1, 1996, was filed as
         Exhibit 1 to the Registrant's Form 8-A/A dated June 11, 1998.

4.5 Interest Rate and Currency Exchange Agreement between the Company and Barclays Bank PLC dated November 17, 1992 in the amount of $25,000,000 was filed as Exhibit 4.9 to the Company's Annual Report on Form 10-K for year ended December 31, 1992.

4.6 Credit Agreement dated as of November 26, 1997, among Flowserve Corporation, Bank of America National Trust and Savings Association as Agent and Letter of Credit Issuing Bank and the other Financial Institutions Party thereto was filed as Exhibit 4.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

4.7 Material Subsidiary Guarantee, dated as of November 26, 1997, by BW/IP International, Inc. in favor of and for the benefit of Bank of America National Trust and Savings Association, as Agent was filed as Exhibit
         4.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

4.8 Rate Swap Agreement in the amount of $25,000,000 between the Company and National City Bank dated November 14, 1996 was filed as Exhibit 4.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

4.9 Rate Swap Agreement in the amount of $25,000,000 between the Company and Key Bank National Association dated October 28, 1996 was filed as
         Exhibit 4.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

4.10 Guaranty, dated August 1, 1997 between Flowserve Corporation and ABN-AMRO Bank N.V. was filed as Exhibit 4.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

4.11 Credit Agreement, dated as of September 10, 1993, between BW/IP International B.V. and ABN/AMRO was filed as Exhibit 10.dd to BW/IP, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993.

4.12 Note Agreement, dated as of November 15, 1996, between BW/IP International, Inc. and the Note Purchasers named therein, with respect to $30,000,000 principal amount of 7.14% Senior Notes, Series A, due November 15, 2006, and $20,000,000 principal amount of 7.17% Senior Notes, Series B, due March 31, 2007, was filed as Exhibit 4.1 to BW/IP's Registration Statement on Form S-8 (Registration No. 333-21637) as filed February 12, 1997.

4.13 Note Agreement, dated as of April 15, 1992, between BW/IP International, Inc. and the Note Purchasers named therein, with respect to $50,000,000 principal amount of 7.92% Senior Notes due May 15, 1999, filed as Exhibit 4.a to BW/IP's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

10.1 Flowserve Corporation Incentive Compensation Plan (the "Incentive Plan") for Senior Executives, as amended and restated effective January 1, 1994, was filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993. **

10.2 Amendment No. 1 to the Incentive Plan was filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995. **

10.3     Amendment No. 2 to the Incentive Plan (filed herewith). **

10.4 The Duriron Company, Inc. Supplemental Pension Plan for Salaried Employees was filed with the Commission as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987. **

10.5 Flowserve Corporation amended and restated Director Deferral Plan was filed as Attachment A to the Company's definitive 1996 Proxy Statement filed with the Commission on March 10, 1996. **

10.6 Form of Change in Control Agreement between all executive officers and the Company was filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996. **

10.7 The Duriron Company, Inc. First Master Benefit Trust Agreement dated October 1, 1987 was filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.**

10.8 Amendment #1 to the First Master Benefit Trust Agreement dated October 1, 1987 was filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.**

10.9     Amendment #2 to First Master Benefit Trust Agreement was filed as
         Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.**

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

10.13 Amendment No. 1 to the Long-Term Plan was filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**

10.14 Flowserve Corporation 1989 Stock Option Plan as amended and restated effective January 1, 1997 was filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.**

10.15 Flowserve Corporation Second Amendment to 1989 Stock Option Plan, as previously amended and restated was filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.**

10.16 Flowserve Corporation 1989 Restricted Stock Plan (the "1989 Restricted Stock Plan") as amended and restated effective January 1, 1997 was filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.**

10.17 The Duriron Company, Inc. Retirement Compensation Plan for Directors ("Director Retirement Plan") was filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988.**

10.18 Amendment No. 1 to Director Retirement Plan was filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**

10.19 The Company's Benefit Equalization Pension Plan (the "Equalization Plan") was filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.**

10.20 Amendment #1 dated December 15, 1992 to the Equalization Plan was filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.**

10.21 The Company's Equity Incentive Plan as amended and restated effective July 21, 1995 was filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**

10.22 Supplemental Pension Agreement between the Company and William M. Jordan dated January 18, 1993 was filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.**

10.23 1979 Stock Option Plan, as amended and restated April 23, 1991, and Amendment #1 thereto dated December 15, 1992, was filed as Exhibit
         10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.**

10.24 Flowserve Corporation Deferred Compensation Plan for Executives was filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.**

10.25    Executive Life Insurance Plan of Flowserve Corporation was filed as
         Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**

10.26 Executive Long-Term Disability Plan of Flowserve Corporation was filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**

10.27 Employee Protection Plan, as revised effective March 1, 1997 (which provides certain severance benefits to employees upon a change of control of the Company) was filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.**

10.28 Flowserve Corporation 1997 Stock Option Plan was included as Exhibit A to the Company's 1997 Proxy Statement which was filed with the Commission on March 17, 1997.**

10.29 Flowserve Corporation First Amendment to 1997 Stock Option Plan was filed as Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.**

10.30 BW/IP International, Inc. Supplemental Executive Retirement Plan as amended and restated was filed as Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998**

10.31 Flowserve Corporation 1998 Restricted Stock Plan was included as Exhibit A to the Company's 1998 Proxy Statement which was filed with the Commission on April 9, 1998.**

10.32 Form of Employment Agreement between the Company and certain executive officers was filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997. **

10.33 Amendment No. 1 to the amended and restated Director Deferral Plan was filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.**

10.34 Amendment No. 2 to the amended and restated Director Deferral Plan (filed herewith). **

10.35 Amendment # 1 to the 1989 Restricted Stock Plan as amended and restated was filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997. **

10.36 Employment Agreement, effective July 22, 1997, between the Company and Bernard G. Rethore was filed as Exhibit 10.53 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.**

10.37 Employment Agreement, effective July 22, 1997, between the Company and William M. Jordan was filed as Exhibit 10.54 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.**

10.38    Amendment No. 1 to Employment Agreement between the Company and William
         M. Jordan (filed herewith). **

10.39 Agreement and Plan of Merger dated as of May 6, 1997, among the Company, Bruin Acquisition Corp. and BW/IP, Inc. ("BW/IP") was filed as Annex I to the Joint Proxy Statement/Prospectus which is part of the Registration Statement on Form S-4, dated June 19, 1997.

27.1 Financial Data Schedule submitted to the SEC in electronic format (filed herewith).

"*" For exhibits of the Company incorporated by reference into this Quarterly Report on Form 10-Q from a previous filing with the Commission, the Company's file number with the Commission since July 22, 1997 is "1-13179" and the previous file number was "0-325". All filings of BW/IP, Inc. ("BWIP") incorporated by reference in this Quarterly Report on Form 10-Q cover the periods prior to July 22, 1997.


"**" Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Form 10-Q.