Form 10-K405
period 1998-12-31
FLOWSERVE CORP
filed 1999-03-19
CIK 30625

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
            [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-13179

                              FLOWSERVE CORPORATION
             (Exact name of registrant as specified in its charter)

                  NEW YORK                                  31-0267900
      -------------------------------                  -------------------
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                   Identification No.)

          222 W. LAS COLINAS BOULEVARD
                   SUITE 1500
                 IRVING, TEXAS                                75039
      -------------------------------                  -------------------
      (Address of principal executive offices)              (Zip Code)

         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (972) 443-6500


         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                            NAME OF EACH EXCHANGE ON
              TITLE OF EACH CLASS                WHICH REGISTERED
              -------------------                ----------------
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
         Yes   X      No
            -------     ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of February 23, 1999 (based on the closing sale price as reported on the New York Stock Exchange on such date) was approximately $632,068,000.

The number of shares outstanding of the registrant's Common Stock as of February 23, 1999: 37,778,825 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on or about April 22, 1999, are incorporated by reference into Part III of this Form 10-K.

Portions of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1998, are incorporated by reference into Parts I, II and IV of this Form 10-K.

================================================================================

                                     PART I

ITEM 1.    BUSINESS

Flowserve Corporation ("Flowserve") was incorporated under the laws of the State of New York on May 1, 1912. On July 22, 1997, Flowserve (formerly known as Durco International Inc. and The Duriron Company, Inc.) merged with BW/IP, Inc. ("BW/IP") in a stock-for-stock merger of equals, accounted for as a pooling of interests, (hereafter the "Merger"). The Merger created one of the world's leading providers of industrial flow management services. All references herein to the "Company" or "Flowserve" refer collectively to Flowserve and its subsidiaries unless otherwise indicated by the context.

Flowserve is principally engaged in the design, manufacture, distribution and service of industrial flow management equipment throughout the world. The Company provides pumps, valves and mechanical seals primarily for the refinery and pipeline segments of the petroleum industry, the chemical processing industry, the power generation industry and other industries requiring flow management products and services. Flowserve manufactures certain standard products, but specializes in the development of precision engineered equipment for critical service applications where high reliability is required. The Company's materials expertise, design and engineering capabilities and applications know-how have enabled it to develop product lines that are responsive to customers needs for manufacturing efficiency, reduced maintenance cost, and avoidance of premature equipment failure.

An important element of Flowserve's business is its successful emphasis on providing aftermarket products and services. These consist of supplying parts, making repairs and providing a variety of technical services for the upgrade or retrofit of equipment to extend its useful life or improve its operating characteristics.

The Company operates in three business segments: Rotating Equipment, Flow Control and Flow Solutions. Included in Note 12 to the consolidated financial statements on pages 35 through 38 of the 1998 Annual Report to Shareholders, provided as part of Item 8 of this Form 10-K and incorporated herein by reference, is information concerning the Company's sales, operating income and identifiable assets by business and geographic segment for each year in the three-year period ended December 31, 1998. For a significant portion of its products, the Company's domestic operations supply each other and the Company's foreign manufacturing subsidiaries with components and subassemblies.

ROTATING EQUIPMENT

PRODUCTS

Through its Rotating Equipment Division business segment, the Company designs, manufactures and distributes pumps and related equipment. Pump products accounted for approximately 34.0%, 35.0% and 36.1% of the Company's sales to external customers in 1998, 1997 and 1996, respectively. Pumps are manufactured to industry-recognized standards, including those set by the American Petroleum Institute (API), the American National Standards Institute (ANSI) and the International Standards Organization (ISO).

Pump products for the petroleum industry include horizontal double case pumps used especially for hot oils under high pressure, horizontal multi-stage pumps used in pipelines, vertical pumps used for low specific gravity applications, vertical circulating pumps used for cooling water, submersible pumps used for water or brine injection in oil fields, and submersible water pumps used on offshore platforms to supply water for fire fighting.

Pump products for chemical processing industries include metallic and nonmetallic pumps, varying in size, capacity, material components and sealant specifications. These pumps are used primarily to move liquids during processing activities, but also in auxiliary services such as waste removal, water treatment and pollution control. The pumps are modular in design and manufactured to withstand the abrasive and/or corrosive service fluids being processed by customers in these industries.

Pump products for the power generating industry include a variety of pumps used in both nuclear and fossil fuel facilities to generate steam. Products for the fossil fuel power generation industry are horizontal double case pumps for high pressure boiler feed applications, horizontal multi-stage pumps for low pressure boiler feed applications, vertical double case pumps and vertical circulating pumps.

The Company supplies pumps for other industrial uses, including without limitation industrial production, utility services, pollution control, mining operations and municipal water transport.

MARKETING AND DISTRIBUTION

Pumps or pump components are produced in plant facilities in the United States (one in California, one in Oklahoma, one in Ohio, two in New Mexico), Mexico, Argentina, Belgium and two in The Netherlands. Pump manufacturing facilities in The Netherlands and Belgium are key sources of pumps sold in Europe, Africa and the Middle East. The Argentine facility provides products primarily for Argentine customers, but also serves customers in other South American countries. The Company's Mexican operation manufactures pumps for export and for Mexican customers. Large vertical circulating pumps manufactured in Mexico are distributed worldwide. A majority-owned joint venture in India, which began production in late 1997, manufactures ANSI and ISO pump components which are assembled in Belgium.

The two specialized component manufacturing facilities in New Mexico provide a significant portion of pump components (except for ANSI pump components). The component facilities also supply components to other Company plants outside of the U.S. on an economically selective basis.

The Company's pump products are primarily marketed to end-users and engineering contractors through the Company's worldwide pump sales force, regional service centers, independent distributors and representatives and, for modular pumps, a national parts distribution center.

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

BACKLOG

The Rotating Equipment Division's backlog of orders at December 31, 1998, was $162.7 million, compared to $169.4 million at December 31, 1997. The Company believes that a very high percentage of the current backlog will be shipped by December 31, 1999.

FLOW CONTROL

PRODUCTS

Through its Flow Control Division business segment, the Company designs, manufactures and distributes quarter-turn manual valves, automatic control valves, actuators, and related components. Valve products accounted for approximately 27.3%, 26.5% and 25.0% of the Company's sales to external customers in 1998, 1997 and 1996, respectively. Valves are used to control the flow of liquids and gases. Valve products for industrial processing systems include plug and butterfly valves made of various metals, alloys and plastics and lined ball valves. Actuators and other control accessories manufactured by the Company are either sold independently or mounted on valves to move them from open to closed positions and to various specified positions in between. Valve products for the nuclear power market include a complete line of gate, globe and check valves (including valve actuators). Automatic control valves include high pressure valves, rotary valves, and anti-noise and anti-cavitation valves. These valves are generally sold with an actuator. "Smart" valve technologies have been incorporated into various control valve products to provide more efficient process control. Through a technology alliance with Honeywell Inc., a manufacturer of computerized control systems and software for process plants, the Company's "smart" and control valve technologies are being incorporated in Honeywell's distributed control systems.

MARKETING AND DISTRIBUTION

Valves are produced at facilities in the United States (two in Utah, one in Pennsylvania, and one in Tennessee), Australia, France, Germany (one in Ahaus, one in Essen) and Switzerland. Actuators are produced at facilities in the United States (Utah and Ohio), Germany, France, and Italy. Two Company majority-owned joint ventures in India (which began production in late 1997) manufacture valves for export to U.S., Asian and European markets. In 1998 the Company acquired Valtek Engineering Division of Rolls Royce plc, a former licensee with territorial rights covering certain Company control valves in parts of Europe, the Middle East and Africa.

Manual valve products and valve actuators are distributed through the Company's sales personnel and through a network of independent stocking distributors. Automatic control valves are marketed through specialized sales offices with engineers and service centers or on a commission basis through independent manufacturing representatives in principal marketing centers throughout the United States and other countries.

BACKLOG

The Flow Control Division's backlog of orders at December 31, 1998 was $69.8 million, compared to $67.0 million at December 31, 1997. The Company believes that virtually all of the current backlog will be shipped by December 31, 1999.

FLOW SOLUTIONS

PRODUCTS

Through its Flow Solutions Division business segment, the Company designs, manufactures and distributes mechanical seals and sealing systems and provides service and repair for flow control equipment used in process industries. Mechanical seal products and flow management services and repairs accounted for approximately 38.7%, 36.0% and 36.9% of the Company's sales to external customers in 1998, 1997 and 1996, respectively.

The mechanical seal is critical to the smooth operation of centrifugal pumps, compressors and mixers because mechanical seals help prevent leakage between a rotating shaft and a stationary casing. In doing so, mechanical seals reduce shaft wear on pumps, compressors and mixers used in many industries. The Company's seals are used on a variety of pumps, mixers, compressors, steam turbines and specialty equipment, principally in the oil refining and chemical processing industries. The Company also manufactures a dry gas seal used in gas transmission and oil and gas production markets. In 1998, the Company acquired its former licensee's seal manufacturing and service business in Australia and the remaining ownership interests in its seal manufacturing joint venture in Singapore.

The Company has established a global network of service facilities throughout the world which have the capability to provide service, repair and diagnostics for rotating equipment, including pumps, turbines, mixers and compressors, as well as numerous types of valves and mechanical seals. In 1998, the Company has expanded its service network with the acquisition of two European valve repair companies: ARS Loheren NV in Belgium and ZAR Beheer BV in The Netherlands, plus the acquisition of the assets of a Canadian service repair facility. The Company sees the opportunity to expand this service repair business, as many of its customers look for alternatives to their own in-house maintenance capabilities or to small and independent service facilities with limited expertise.

MARKETING AND DISTRIBUTION

Mechanical seals are primarily produced in facilities in the United States (one in California, one in Michigan), The Netherlands, Germany, Mexico, Argentina, Brazil, Singapore, New Zealand, Australia and Japan. Seal manufacturing facilities in The Netherlands and Germany are key sources of seals sold in Europe, Africa and the Middle East.

The Company's mechanical seal products are primarily marketed through the Company's worldwide seals sales force directly to end users and engineering and construction firms. A portion of the Company's seal products is sold directly to original equipment ("OE") manufacturers for incorporation into pumps, compressors, mixers or other rotary equipment requiring seals. Distributors, dealers, commissioned representatives and sales agents are also used in the distribution and sale of mechanical seal products.

Fully equipped service centers provide equipment maintenance, including major repairs, advanced diagnostics, installation, commissioning, re-rate and retrofit programs and full machining capabilities. A network of quick response centers provides local engineering, manufacturing and assembly capabilities for mechanical seals, as well as seal inventory.

BACKLOG

The Flow Solutions Division's backlog of orders at December 31, 1998, was $56.4 million compared to $54.4 million at December 31, 1997. The Company believes that virtually all of the current backlog will be shipped by December 31, 1999.

GENERAL BUSINESS

COMPETITION

The markets for the Company's products are highly competitive. Competition occurs on the basis of price, technical expertise, delivery, contractual terms, previous installation history and reputation for quality.

Delivery speed and the proximity of service centers are important with respect to aftermarket products. Customers are generally more likely to rely on the Company than competitors for aftermarket products relating to its more highly engineered and customized products than for its standard products. Price competition tends to be more significant for OE manufacturers than aftermarket services and has been generally increasing.

In the aftermarket portion of its service business, the Company competes against both large and well-established national or global competitors and, in some markets, against smaller regional and local companies, as well as the in-house maintenance departments of the Company's end-user customers. In the sale of aftermarket products and services, the Company benefits from the large installed base of pumps which require maintenance, repair and replacement parts.

In the petroleum industry, the competitors for aftermarket services tend to be the customers themselves because of their in-house capabilities. In other industries, except the nuclear power industry, the competitors for aftermarket services tend to be low cost replicators of spare parts and local independent repair shops for the Company's products. The Company has certain competitive advantages in the nuclear power industry because it maintains the N Stamp that is required to service customers in that industry and because the Company has a considerable base of proprietary knowledge.

 Customers for the Company's products are attempting to reduce the number of vendors from which they purchase in order to reduce the size and diversity of their inventory. Although vendor reduction programs could adversely affect the Company's business, the Company has been successful in entering into "alliance" arrangements with a number of customers both in the United States and overseas which provide competitive advantages to the Company.

RESEARCH AND DEVELOPMENT

The Company conducts research and development at its own facilities in various locations. In 1998, 1997, and 1996, the Company spent approximately $14.7 million, $14.8 million, and $13.9 million, respectively, on Company-sponsored research and development, primarily for new product development and extensions.

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

CUSTOMERS

The Company sells to a wide variety of customers. No individual customer accounted for more than 10% of the Company's 1998 net sales.

RISKS OF INTERNATIONAL BUSINESS

In 1998 42% of the Company's sales were outside the United States. The Company's activities thus are subject to the customary risks of operating in an international environment, such as unstable political situations, local laws, the potential imposition of trade restrictions or tariff increases and the relationship of the U.S. dollar to other currencies. The impact of these conditions is mitigated somewhat by the strength and diversity of the Company's product lines and geographic coverage. To minimize the impact of foreign exchange rate movements on its operating results, the Company enters into forward exchange contracts to hedge specific foreign currency denominated transactions. See Note 1 to consolidated financial statements on pages 25 and 26 of the 1998 Annual Report to Shareholders, which is incorporated by reference in this Form 10-K. The Company conducts substantial business activities in the Middle East.

INTELLECTUAL PROPERTY

The Company owns a number of trademarks and patents relating to the name and design of its products. The Company considers its trademarks Byron Jackson(R), Durco(R), United Centrifugal(R), Durametallic(R), BW Seals(R), GASPAC(R), Pacific Wietz(TM), Five Star Seal(R), Wilson-Snyder(R), Valtek(R), Kammer(R), Sereg(TM) and Automax(R) to be important to its business. The patents underlying much of the technology for the Company's products have been in the public domain for many years. Surviving patents are not considered, either individually or in the aggregate, to be material to the Company's business. However, the Company's pool of proprietary information, consisting of know-how and trade secrets relating to the design, manufacture and operation of its products and their use, is considered particularly important and valuable. Accordingly the Company protects such proprietary information. The Company, in general, is the owner of the rights to the products which it manufactures and sells, and the Company is not dependent in any material way upon any license or franchise to operate.

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

The Company is a vertically-integrated manufacturer of certain pump and valve products. Certain corrosion-resistant castings for Company pumps and quarter-turn valves are manufactured at its Dayton, Ohio foundries; other metal castings are purchased from outside sources.

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

EMPLOYEES AND LABOR RELATIONS

The Company and its subsidiaries employ approximately 7,000 persons of whom approximately 55% work in the United States. The Company's hourly employees at its three principal U.S. pump manufacturing plants in Vernon, California, Dayton, Ohio, and Tulsa, Oklahoma, plus those at its valve manufacturing plant in Williamsport, Pennsylvania and at its foundries in Dayton, Ohio are represented by unions. The Company's operations in Mexico, The Netherlands, Germany and Belgium are unionized. The Company believes employee relations throughout its operations are satisfactory, including those represented by unions.

ENVIRONMENTAL REGULATIONS AND PROCEEDINGS

The Company is subject to environmental laws and regulations in all jurisdictions in which it has operating facilities. The Company periodically makes capital expenditures for pollution abatement and control to meet environmental requirements. At present, the Company has no plans for any material capital expenditures for environmental control facilities. However, the Company has experienced and continues to experience operating costs relating to environmental matters, although certain costs have been offset by the Company's successful waste minimization programs.

The Company believes that future environmental compliance expenditures will not have a material adverse effect on its financial position and has established allowances which it believes to be adequate to cover potential environmental liabilities.

EXPORTS

Licenses are required from U.S. government agencies to export certain of the Company's products from the United States. In particular, products with nuclear applications are restricted, although limitations are placed on the export of certain other pump, valve and mechanical seal products.

The Company's export sales from the United States to foreign unaffiliated customers were $130,766 in 1998, $146,704 in 1997 and $140,842 in 1996.



--------------------------------------------------------------------------------

             FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

        This 1998 Annual Report on Form 10-K, including Management's Discussion and Analysis, contains various forward-looking statements and includes assumptions about the Company's future market conditions, operations and results. These statements are based on current expectations and are subject to significant risks and uncertainties. They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Among the many factors that could cause actual results to differ materially from the forward-looking statements are: further changes in the already competitive environment for the Company's products or competitors' responses to the Company's strategies; political risks or trade embargoes affecting important country markets; the health of the petroleum, chemical and power industries; economic turmoil in areas outside the United States; continued economic growth within the United States; unanticipated difficulties or costs or reduction in benefits associated with the implementation of the Company's "Flowserver" business process improvement initiative, including software; the impact of the "Year 2000" computer issue; and the recognition of significant expenses associated with adjustments to realign the combined Company's facilities and other capabilities with its strategic and business conditions. The Company undertakes no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise.

--------------------------------------------------------------------------------

ITEM 2.  PROPERTIES

The Company's corporate headquarters is a leased facility in Irving, Texas encompassing approximately 34,000 square feet.

The location, size and products manufactured at the Company's principal manufacturing facilities are as follows:

    LOCATION                  SQUARE FOOTAGE                 PRODUCTS MANUFACTURED
    --------                  --------------                 ---------------------
DOMESTIC:
Dayton, Ohio                     600,000               Castings and pumps
Tulsa, Oklahoma                  320,000               Pumps
Vernon, California               273,000               Pumps
Cookeville, Tennessee            190,000               Valves
Williamsport, Pennsylvania       141,000               Valves
Springville, Utah                140,000               Valves and actuators
Kalamazoo, Michigan              137,000               Mechanical seals
Temecula, California              64,000               Mechanical seals
Springboro, Ohio                  50,000               Plastic components for pumps and valves
Albuquerque, New Mexico           50,000               Components for pumps

INTERNATIONAL:
Etten-Leur, The Netherlands      175,000               Pumps
Santa Clara, Mexico              154,000               Pumps and mechanical seals
Mendoza, Argentina                81,000               Pumps and mechanical seals
Dortmund, Germany                 70,000               Mechanical seals
Ahaus, Germany                    68,000               Valves
Petit Rechain, Belgium            65,000               Pumps and valves
Essen, Germany                    50,000               Valves and actuators
Hengelo, The Netherlands          49,400               Pumps
Roosendaal, The Netherlands       48,400               Mechanical seals

All of the Company's principal manufacturing facilities are owned with the exception of the facilities in Springboro, Ohio; Hengelo, The Netherlands; and Dortmund, Germany.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of the Company (FLS) is traded on the New York Stock Exchange. In February 1999, the Company's records showed approximately 2,300 shareholders of record. Based on these records plus requests from brokers and nominees listed as shareholders of record, the Company estimates there are approximately 11,200 beneficial owners of its common stock. In 1998 and 1997, the Company paid a dividend of fourteen cents per share each calendar quarter.

                      PRICE RANGE OF FLOWSERVE COMMON STOCK
                           (INTRADAY HIGH/LOW PRICES)

                                     1998                      1997
                                     ----                      ----
      First Quarter             $33.75/$26.50              $27.13/$21.88
      Second Quarter            $32.44/$24.25              $30.00/$21.25
      Third Quarter             $25.50/$17.75              $36.69/$28.63
      Fourth Quarter            $20.38/$15.38              $30.69/$26.00

During 1998, 1997 and 1996, the Company issued 10,165, 21,700 and 29,900 shares of restricted common stock, respectively, pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. Shares were issued for the benefit of directors and officers of the Company subject to restrictions on transfer.

ITEM 6.    SELECTED FINANCIAL DATA

Selected financial data for the five years ended December 31, 1998, which appears on page 39 of the 1998 Annual Report to Shareholders, is incorporated herein by reference.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's Discussion and Analysis appears on pages 14 through 20 of the 1998 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure about market risk appears on page 18 of the Company's 1998 Annual Report to Shareholders under the heading "Market Risks Associated With Financial Instruments" and is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements appearing on pages 21 through 38 of the 1998 Annual Report to Shareholders, together with the report thereon of Ernst & Young LLP, dated February 9, 1999, appearing on page 13 of the 1998 Annual Report to Shareholders, and supplementary data appearing on page 38 of the 1998 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the heading "Election of Directors" in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on or about April 22, 1999, (the "1999 Proxy Statement") is incorporated herein by reference. The executive officers of the Company, all positions and offices presently held by each person named, their ages as of February 15, 1999, and their business experience during the last five years are stated below. Executive officers serve at the discretion of the Board of Directors.

        Name and Position                         Age        Principal Occupation During Past Five Years
        -----------------                         ---        -------------------------------------------
Bernard G. Rethore                                57         Chairman of the Board of Directors and Chief Executive
Chairman of the Board of Directors,                          Officer since 1997 and President since 1998; Chairman
President and Chief Executive Officer                        of the Board of Directors of BW/IP in 1997 and President
                                                             and Chief Executive Officer and a Director of BW/IP from
                                                             1995 to 1997; Senior Vice President of Phelps Dodge
                                                             Corporation and President of Phelps Dodge Industries, its
                                                             diversified international manufacturing business, from 1989 to 1995.

Renee J. Hornbaker                                46         Vice President and Chief Financial Officer since
Vice President and                                           December 1997;  Vice  President,  Business  Development
Chief Financial Officer                                      and Chief Information  Officer in 1997; Vice President,
                                                             Finance and Chief Financial Officer of BW/IP in 1997;
                                                             Vice President, Business Development of BW/IP from 1996 to
                                                             1997; Director-Business Analysis and Planning of Phelps
                                                             Dodge Industries, the diversified international manufacturing business of Phelps Dodge Corporation in 1996 and Director
                                                             Financial Analysis and Control from 1991 to 1996.

Rick L. Johnson                                   46         Vice President, Business Development since January 1998
Vice President,                                              and Controller since November 1998; Vice President and
Business Development and Controller                          Controller of the Industrial Products Division from 1997
                                                             to January 1998; Industrial Products Group Vice President and
                                                             Controller from 1995 to 1997; President Durco Valtek (Singapore)
                                                             from 1993 to 1995; Corporate Controller 1991 to 1993.

Rory E. MacDowell                                 48         Vice President and Chief Information Officer since
Vice President and                                           1998; Chief Information Officer of Keystone International,
Chief Information Officer                                    Inc., a manufacturer and distributor of flow control products from 1993 to 1997; various information technology management positions in the oilfield services division of Schlumberger from
                                                             1985 to 1993.

Cheryl D. McNeal                                  48         Vice President, Human Resources since 1996; Assistant
Vice President,                                              Vice President, Human Resources and other Human
Human Resources                                              Resource management positions at NCR from 1978 to 1996.

George A. Shedlarski                              54         President, Flow Solutions Division since January 1999;
President, Flow Solutions Division                           President, Fluid Sealing Division from 1997 to 1999;
                                                             President, ServiceRepair Division in 1997; President Rotating
                                                             Equipment Group in 1997; Group Vice President, Industrial Products
                                                             Group from 1994 to 1997; Vice President U.S. Operations from
                                                             1990 to 1994.

Ronald F. Shuff                                   46         Vice President since 1990 and Secretary and General
Vice President, Secretary and                                Counsel since 1989 .
General Counsel

Mark E. Vernon                                    46         President, Flow Control Division since 1997; President,
President, Flow Control Division                             Industrial Products Division in 1997; Group Vice President,
                                                             Flow Control Group from 1993 to 1997.

Howard D. Wynn                                    51         President, Rotating Equipment Division since 1997;
President, Rotating Equipment Division                       Vice President of BW/IP and President, Pump Division
                                                             from 1996 to 1997; Vice President of the BW/IP Pump
                                                             Division from 1993 to 1996.

Scott E. Messel                                   40         Treasurer since 1998; Vice President and Director, International
Treasurer                                                    Treasury from 1994 to December 1997, plus other increasingly responsible management positions from 1983 to 1994, at Ralston
                                                             Purina Company, a manufacturer of pet foods, food-related
                                                             products and battery products.


ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item 11 is set forth in the 1999 Proxy Statement and is incorporated herein by this reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is set forth in the 1999 Proxy Statement under the heading "Security Ownership" and is incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is set forth to the extent applicable in the 1999 Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements

         The financial statements, appearing on pages 21 through 38 of the 1998 Annual Report to Shareholders, together with the report thereon of Ernst & Young LLP, dated February 9, 1999, appearing on page 13 of the 1998 Annual Report to Shareholders, and the report of Price Waterhouse LLP dated January 28, 1997, listed in the accompanying index on page F-1, are incorporated herein by reference.

     2.  Financial Statement Schedules

         The required financial statement schedule together with the reports thereon of Ernst & Young LLP dated February 9, 1999, and Price Waterhouse LLP dated January 28, 1997, listed in the accompanying index on page F-1, is filed as part of this Form 10-K.

     3.  Exhibits

         The exhibits listed on the accompanying index to exhibits on pages 13 through 18 are filed as part of this Form 10-K.

(b)      Reports on Form 8-K

         None.

(c)      See Item 14(a) 3 above.

(d)      See Item 14(a) 2 above.

                               INDEX TO EXHIBITS*


EXHIBIT                             DESCRIPTION
 NO.
2.1      Agreement and Plan of Merger dated as of May 6, 1997, among the
         Company, Bruin Acquisition Corp. and BW/IP, Inc. ("BW/IP") was filed as
         Annex 1 to the Joint Proxy Statement/Prospectus which is part of the
         Registration Statement on Form S-4, dated June 19, 1997.

3.1      1988 Restated Certificate of Incorporation of The Duriron Company, Inc.
         was filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988.

3.2 1989 Amendment to Certificate of Incorporation was filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December
         31, 1989.

3.3      By-Laws of The Duriron Company, Inc. (as restated) were filed as
         Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

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

4.1 Lease agreement and indenture, dated as of January 1, 1995 and bond purchase agreement dated January 27, 1995, in connection with an 8%
         Taxable Industrial Development Revenue Bond, City of Albuquerque, New
         Mexico. (Relates to a class of indebtedness that does not exceed 10% of the total assets of the Company. The Company will furnish a copy of the documents to the Commission upon request.)

4.2      Rights Agreement dated as of August 1, 1986 between the Company and
         BankOne, N.A., as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate which was filed as Exhibit 1 to the Company's Registration Statement on Form 8-A on August 13, 1986.

4.3      Amendment dated August 1, 1996, to Rights Agreement was filed as
         Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

4.4 Amendment No. 2 dated as of June 1, 1998, to the Rights Agreement dated as of August 13, 1986, and amended as of August 1, 1996, was filed as
         Exhibit 1 to the Company's Form 8-A/A dated June 11, 1998.

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

4.7      Material Subsidiary Guarantee, dated as of November 26, 1997, by BW/IP
         International, Inc. in favor of and for the benefit of Bank of America
         National Trust and Savings Association, as Agent, was filed as Exhibit
         4.10 to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1997.

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

10.3     Amendment No. 2 to the Incentive Plan was filed as Exhibit 10.3 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended September
         30, 1998.**

10.4     Amendment No. 3 to the Incentive Plan (filed herewith).**

10.5     Supplemental Pension Plan for Salaried Employees was filed with the
         Commission as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.**

10.6 Flowserve Corporation amended and restated Director Deferral Plan was filed as Attachment A to the Company's definitive 1996 Proxy Statement filed with the Commission on March 10, 1996.**

10.7 Form of Change in Control Agreement between all executive officers and the Company was filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.**

10.8     First Master Benefit Trust Agreement dated October 1, 1987 was filed as
         Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.**

10.9     Amendment No. 1 to the first Master Benefit Trust Agreement dated
         October 1, 1987 was filed as Exhibit 10.24 to the Company's Annual
         Report on Form 10-K for the year ended December 31, 1993.**

10.10    Amendment No. 2 to First Master Benefit Trust Agreement was filed as
         Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.**

10.11 Second Master Benefit Trust Agreement dated October 1, 1987 was filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.**

10.12    First Amendment to Second Master Benefit Trust Agreement was filed as
         Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.**

10.13 Long-Term Incentive Plan (the "Long-Term Plan"), as amended and restated effective November 1, 1993 was filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31,
         1993.**

10.14    Amendment No. 1 to the Long-Term Plan was filed as Exhibit 10.13 to the
         Company's Annual Report on Form 10-K for the year ended December 31,
         1995.**

10.15 Flowserve Corporation 1989 Stock Option Plan as amended and restated effective January 1, 1997 was filed as Exhibit 10.14 to the Company's
         Annual Report on Form 10-K for the year ended December 31, 1996.**

10.16 Flowserve Corporation Second Amendment to the 1989 Stock Option Plan as previously amended and restated was filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
         1998.**

10.17    Flowserve Corporation 1989 Restricted Stock Plan (the "1989 Restricted
         Stock Plan") as amended and restated effective January 1, 1997 was filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.**

10.18    Flowserve Corporation Retirement Compensation Plan for Directors
         ("Director Retirement Plan") was filed as Exhibit 10.15 to the Company's Annual Report to Form 10-K for the year ended December 31,
         1988.**

10.19 Amendment No. 1 to Director Retirement Plan was filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December
         31, 1995.**

10.20    The Company's Benefit Equalization Pension Plan (the "Equalization
         Plan") was filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.**

10.21 Amendment # 1 dated December 15, 1992 to the Equalization Plan was filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.**

10.22    The Company's Equity Incentive Plan as amended and restated effective
         July 21, 1995 was filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**

10.23    Supplemental Pension Agreement between the Company and William M.
         Jordan dated January 18, 1993 was filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31,
         1992.**

10.24    1979 Stock Option Plan, as amended and restated April 23, 1991, and
         Amendment #1 thereto dated December 15, 1992, was filed as Exhibit
         10.17 to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1992.**

10.25 Flowserve Corporation Deferred Compensation Plan for Executives was filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.**

10.26    Executive Life Insurance Plan of Flowserve Corporation was filed as
         Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**

10.27 Executive Long-Term Disability Plan of The Duriron Company, Inc. was filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**

10.28 Employee Protection Plan, as revised effective March 1, 1997 (which provides certain severance benefits to employees upon a change of control of the Company) was filed as Exhibit 10.32 to the Company's
         Annual Report on Form 10-K for the year ended December 31, 1996.**

10.29 Flowserve Corporation 1997 Stock Option Plan was included as Exhibit A to the Company's 1997 Proxy Statement which was filed with the Commission on March 17, 1997.**

10.30 Flowserve Corporation First Amendment to 1997 Stock Option Plan was filed as Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998. **

10.31 BW/IP International, Inc. Supplemental Executive Retirement Plan as amended and restated was filed as Exhibit 10.27 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.**

10.32    Flowserve Corporation 1998 Restricted Stock Plan was included as
         Exhibit A to the Company's 1998 Proxy Statement which was filed with the Commission on April 9, 1998.**

10.33 Form of Employment Agreement between the Company and certain executive officers was filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997. **

10.34 Amendment No. 1 to the amended and restated Director Deferral Plan was filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997. **

10.35 Amendment No. 2 to the amended and restated Director Deferral Plan was filed as Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.**

10.36 Amendment No. 1 to the 1989 Restricted Stock Plan as amended and restated was filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.**

10.37    Employment Agreement, effective July 22, 1997, between the Company and
         Bernard G. Rethore was filed as Exhibit 10.53 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
         **

10.38    Employment Agreement, effective July 22, 1997, between the Company and
         William M. Jordan was filed as Exhibit 10.54 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended September 30, 1997. **

10.39    Amendment No. 1 to Employment Agreement between the Company and William
         M. Jordan was filed as Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.**

13.1 1998 Annual Report to Shareholders (filed herewith as part of this report to the extent incorporated herein by reference).

18.1     Letter from Ernst & Young LLP regarding change in accounting principles
         (filed herewith).

21.1     Subsidiaries of the Company (filed herewith).

23.1     Consent of Ernst & Young LLP (filed herewith).

23.2     Consent of PricewaterhouseCoopers LLP (filed herewith).

27.1     Financial Data Schedule submitted to the SEC in electronic format
         (filed herewith).

27.2 Restated Financial Data Schedule submitted to the SEC in electronic format (filed herewith).

"*"      For exhibits of the Company incorporated by reference into this Annual
         Report on Form 10-K from a previous filing with the Commission, the Company's file number with the Commission since July 1997 is "1-13179" and the previous file number was "0-325". All filings of BW/IP, Inc.
         incorporated by reference in this Annual Report on Form 10-K cover the periods prior to July 22, 1997.

"**" Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of February 1999.

                            FLOWSERVE CORPORATION
                            (Registrant)

                            By: /s/ Bernard G. Rethore
                               ------------------------------------------------
                               Bernard G. Rethore
                               Chairman, President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


SIGNATURE                               TITLE                                                   DATE
---------                               -----                                                   ----
/s/ BERNARD G. RETHORE                  Chairman, President and                                 February 19, 1999
---------------------------------       Chief Executive Officer
Bernard G. Rethore                      (Principal Executive Officer)


/s/ RENEE J. HORNBAKER                  Vice President and Chief Financial Officer              February 19, 1999
---------------------------------       (Principal Financial Officer)
Renee J. Hornbaker

/s/ RICK L. JOHNSON                     Vice President Business Development                     February 19, 1999
---------------------------------       And Controller
Rick L. Johnson                         (Principal Accounting Officer)


/s/ WILLIAM C. RUSNACK                  Director, Chairman of Audit/Finance Committee           February 19, 1999
---------------------------------
William C. Rusnack

/s/ DIANE C. HARRIS                     Director, Member Audit/Finance Committee                February 19, 1999
---------------------------------
Diane C. Harris

/s/ CHARLES M. RAMPACEK                 Director, Member Audit/Finance Committee                February 19, 1999
-----------------------
Charles M. Rampacek

/s/ JAMES O. ROLLANS                    Director, Member Audit/Finance Committee                February 19, 1999
---------------------------------
James O. Rollans

/s/ R. ELTON WHITE                      Director, Member Audit/Finance Committee                February 19, 1999
---------------------------------
R. Elton White

                              FLOWSERVE CORPORATION

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                              ITEM 14(a)(1) AND (2)


                                                                                 ANNUAL REPORT       ANNUAL REPORT
                                                                                      TO                   ON
                                                                                 SHAREHOLDERS          FORM 10-K
                                                                                 ------------        -------------
Flowserve Corporation Consolidated Financial Statements

Reports of Independent Auditors                                                       13                  F-2
Consolidated Balance Sheets at                                                        22
    December 31, 1998 and 1997
For each of the three years in the period ended December 31, 1998:
    Consolidated Statements of Income                                                 21
    Consolidated Statements of Comprehensive Income                                   21
    Consolidated Statements of Shareholders' Equity                                   23
    Consolidated Statements of Cash Flows                                             24
    Notes to Consolidated Financial Statements                                       25-38

Flowserve Corporation Financial Statement Schedule for each of the three years in the period ended December 31, 1998

    Reports of Independent Auditors on
       Financial Statement Schedule                                                                    F-3 - F-4
    Schedule II - Valuation and Qualifying Accounts                                                       F-5


Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of BW/IP, Inc.

In our opinion, the consolidated statements of income and retained earnings and of cash flows of BW/IP, Inc. (not presented separately herein) present fairly, in all material respects, the results of operations and cash flows of BW/IP, Inc. and its subsidiaries for the year ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP


Los Angeles, California
January 28, 1997

                         REPORT OF INDEPENDENT AUDITORS
                        ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors and Shareholders
Flowserve Corporation


We have audited the consolidated financial statements of Flowserve Corporation and subsidiaries as of December 31, 1998 and 1997, and for each of the three years in the period ending December 31, 1998, and have issued our report thereon dated February 9, 1999 appearing on page 13 of the 1998 Annual Report (which report and consolidated financial statements are incorporated by reference in this Form 10-K). Our audits also included the financial statement schedule listed in Item 14(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the schedule based on our audits. We did not audit the 1996 financial statements of BW/IP, Inc., a wholly owned subsidiary, which statements reflect total assets constituting 49% of the related consolidated total as of December 31, 1996, and total revenues constituting 45% of the related totals for the year ended December 31, 1996. We have been furnished with the report of other auditors with respect to the financial statement schedule listed in item 14(a) of the Form 10-K of BW/IP, Inc.

In our opinion, based on our audits and the report of other auditors, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/Ernst & Young LLP

Dallas, Texas
February 9, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES



To the Board of Directors of BW/IP, Inc.


Our audit of the consolidated financial statements (not presented separately herein) referred to in our report dated January 28, 1997, of BW/IP, Inc. appearing on page F-2 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedules of BW/IP, Inc. for the year ended December 31, 1996 (not presented separately herein). In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP

Los Angeles, California
January 28, 1997

                              FLOWSERVE CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)


                   Column A                         Column B         Column C         Column D          Column E
                   --------                         --------         --------         --------          --------
                                                   Balance at       Additions        Deductions        Balance at
                                                   beginning        Charged to      from reserve         end of
                                                    of year          Earnings                             year
Description

Year ended December 31, 1998:

Allowance for doubtful accounts  (a):              $ 5,059           $   333          $   859           $ 4,533
                                                   =======           =======          =======           =======

Year ended December 31, 1997:

Allowance for doubtful accounts (a):               $ 4,826           $ 2,458          $ 2,225           $ 5,059
                                                   =======           =======          =======           =======


Year ended December 31, 1996:

Allowance for doubtful accounts (a):               $ 5,183           $ 1,786          $ 2,143           $ 4,826
                                                   =======           =======          =======           =======


Year ended December 31, 1998:

Inventory reserves (b):                            $17,045           $ 3,388          $ 4,742           $16,051
                                                   =======           =======          =======           =======

Year ended December 31, 1997:

Inventory reserves (b):                            $13,716           $ 4,308          $   619           $17,405
                                                   =======           =======          =======           =======


Year ended December 31, 1996:

Inventory reserves (b):                            $16,252           $   860          $ 3,396           $13,716
                                                   =======           =======          =======           =======



(a)  Deductions from reserve represent accounts written off net of recoveries.

(b)  Deductions from reserve represent inventory written off.

                               INDEX TO EXHIBITS*


EXHIBIT                             DESCRIPTION
NO.
2.1      Agreement and Plan of Merger dated as of May 6, 1997, among the
         Company, Bruin Acquisition Corp. and BW/IP, Inc. ("BW/IP") was filed as
         Annex 1 to the Joint Proxy Statement/Prospectus which is part of the
         Registration Statement on Form S-4, dated June 19, 1997.

3.1      1988 Restated Certificate of Incorporation of The Duriron Company, Inc.
         was filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988.

3.2 1989 Amendment to Certificate of Incorporation was filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December
         31, 1989.

3.3      By-Laws of The Duriron Company, Inc. (as restated) were filed as
         Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

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

4.1 Lease agreement and indenture, dated as of January 1, 1995 and bond purchase agreement dated January 27, 1995, in connection with an 8%
         Taxable Industrial Development Revenue Bond, City of Albuquerque, New
         Mexico. (Relates to a class of indebtedness that does not exceed 10% of the total assets of the Company. The Company will furnish a copy of the documents to the Commission upon request.)

4.2      Rights Agreement dated as of August 1, 1986 between the Company and
         BankOne, N.A., as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate which was filed as Exhibit 1 to the Company's Registration Statement on Form 8-A on August 13, 1986.

4.3      Amendment dated August 1, 1996, to Rights Agreement was filed as
         Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

4.4 Amendment No. 2 dated as of June 1, 1998, to the Rights Agreement dated as of August 13, 1986, and amended as of August 1, 1996, was filed as
         Exhibit 1 to the Company's Form 8-A/A dated June 11, 1998.

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

4.7      Material Subsidiary Guarantee, dated as of November 26, 1997, by BW/IP
         International, Inc. in favor of and for the benefit of Bank of America
         National Trust and Savings Association, as Agent, was filed as Exhibit
         4.10 to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1997.

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

10.3     Amendment No. 2 to the Incentive Plan was filed as Exhibit 10.3 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended September
         30, 1998.**

10.4     Amendment No. 3 to the Incentive Plan (filed herewith).**

10.5     Supplemental Pension Plan for Salaried Employees was filed with the
         Commission as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.**

10.6 Flowserve Corporation amended and restated Director Deferral Plan was filed as Attachment A to the Company's definitive 1996 Proxy Statement filed with the Commission on March 10, 1996.**

10.7 Form of Change in Control Agreement between all executive officers and the Company was filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.**

10.8     First Master Benefit Trust Agreement dated October 1, 1987 was filed as
         Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.**

10.9     Amendment No. 1 to the first Master Benefit Trust Agreement dated
         October 1, 1987 was filed as Exhibit 10.24 to the Company's Annual
         Report on Form 10-K for the year ended December 31, 1993.**

10.10    Amendment No. 2 to First Master Benefit Trust Agreement was filed as
         Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.**

10.11 Second Master Benefit Trust Agreement dated October 1, 1987 was filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.**

10.12    First Amendment to Second Master Benefit Trust Agreement was filed as
         Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.**

10.13 Long-Term Incentive Plan (the "Long-Term Plan"), as amended and restated effective November 1, 1993 was filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31,
         1993.**

10.14    Amendment No. 1 to the Long-Term Plan was filed as Exhibit 10.13 to the
         Company's Annual Report on Form 10-K for the year ended December 31,
         1995.**

10.15 Flowserve Corporation 1989 Stock Option Plan as amended and restated effective January 1, 1997 was filed as Exhibit 10.14 to the Company's
         Annual Report on Form 10-K for the year ended December 31, 1996.**

10.16 Flowserve Corporation Second Amendment to the 1989 Stock Option Plan as previously amended and restated was filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
         1998.**

10.17    Flowserve Corporation 1989 Restricted Stock Plan (the "1989 Restricted
         Stock Plan") as amended and restated effective January 1, 1997 was filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.**

10.18    Flowserve Corporation Retirement Compensation Plan for Directors
         ("Director Retirement Plan") was filed as Exhibit 10.15 to the Company's Annual Report to Form 10-K for the year ended December 31,
         1988.**

10.19 Amendment No. 1 to Director Retirement Plan was filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December
         31, 1995.**

10.20    The Company's Benefit Equalization Pension Plan (the "Equalization
         Plan") was filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.**

10.21 Amendment # 1 dated December 15, 1992 to the Equalization Plan was filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.**

10.22    The Company's Equity Incentive Plan as amended and restated effective
         July 21, 1995 was filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**

10.23    Supplemental Pension Agreement between the Company and William M.
         Jordan dated January 18, 1993 was filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31,
         1992.**

10.24    1979 Stock Option Plan, as amended and restated April 23, 1991, and
         Amendment #1 thereto dated December 15, 1992, was filed as Exhibit
         10.17 to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1992.**

10.25 Flowserve Corporation Deferred Compensation Plan for Executives was filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.**

10.26    Executive Life Insurance Plan of Flowserve Corporation was filed as
         Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**

10.27 Executive Long-Term Disability Plan of The Duriron Company, Inc. was filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**

10.28 Employee Protection Plan, as revised effective March 1, 1997 (which provides certain severance benefits to employees upon a change of control of the Company) was filed as Exhibit 10.32 to the Company's
         Annual Report on Form 10-K for the year ended December 31, 1996.**

10.29 Flowserve Corporation 1997 Stock Option Plan was included as Exhibit A to the Company's 1997 Proxy Statement which was filed with the Commission on March 17, 1997.**

10.30 Flowserve Corporation First Amendment to 1997 Stock Option Plan was filed as Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998. **

10.31 BW/IP International, Inc. Supplemental Executive Retirement Plan as amended and restated was filed as Exhibit 10.27 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.**

10.32    Flowserve Corporation 1998 Restricted Stock Plan was included as
         Exhibit A to the Company's 1998 Proxy Statement which was filed with the Commission on April 9, 1998.**

10.33 Form of Employment Agreement between the Company and certain executive officers was filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997. **

10.34 Amendment No. 1 to the amended and restated Director Deferral Plan was filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997. **

10.35 Amendment No. 2 to the amended and restated Director Deferral Plan was filed as Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.**

10.36 Amendment No. 1 to the 1989 Restricted Stock Plan as amended and restated was filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.**

10.37    Employment Agreement, effective July 22, 1997, between the Company and
         Bernard G. Rethore was filed as Exhibit 10.53 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
         **

10.38    Employment Agreement, effective July 22, 1997, between the Company and
         William M. Jordan was filed as Exhibit 10.54 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended September 30, 1997. **

10.39    Amendment No. 1 to Employment Agreement between the Company and William
         M. Jordan was filed as Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.**

13.1 1998 Annual Report to Shareholders (filed herewith as part of this report to the extent incorporated herein by reference).

18.1     Letter from Ernst & Young LLP regarding change in accounting principles
         (filed herewith).

21.1     Subsidiaries of the Company (filed herewith).

23.1     Consent of Ernst & Young LLP (filed herewith).

23.2     Consent of PricewaterhouseCoopers LLP (filed herewith).

27.1     Financial Data Schedule submitted to the SEC in electronic format
         (filed herewith).

27.2 Restated Financial Data Schedule submitted to the SEC in electronic format (filed herewith).

"*"      For exhibits of the Company incorporated by reference into this Annual
         Report on Form 10-K from a previous filing with the Commission, the Company's file number with the Commission since July 1997 is "1-13179" and the previous file number was "0-325". All filings of BW/IP, Inc.
         incorporated by reference in this Annual Report on Form 10-K cover the periods prior to July 22, 1997.

"**" Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.