Form 10-Q
period 1999-03-31
FLOWSERVE CORP
filed 1999-05-12
CIK 30625

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       ----------------------------------


      For Quarter Ended March 31, 1999     Commission File Number 1-13179


                              FLOWSERVE CORPORATION
             (Exact name of Registrant as specified in its charter)

                                    NEW YORK
         (State or other jurisdiction of incorporation or organization)

                                   31-0267900
                     (I.R.S. Employer Identification Number)

222 W. LAS COLINAS BLVD., SUITE 1500, IRVING, TEXAS                   75039
     (Address of principal executive offices)                       (Zip Code)

(Registrant's telephone number, including area code)             (972) 443-6500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            YES  X               NO
                                                ---                 ---

SHARES OF COMMON STOCK, $1.25 PAR VALUE,
OUTSTANDING AS OF MARCH 31, 1999                                      37,468,589

                              FLOWSERVE CORPORATION
                                      INDEX

                                                                                          Page
                                                                                           No.
                                                                                          ----
PART I.           FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  Consolidated Statements of Income and Comprehensive Income -
                  Three Months Ended March 31, 1999 and 1998 (unaudited)                   3

                  Consolidated Balance Sheets -
                  March 31, 1999 (unaudited) and December 31, 1998                         4

                  Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 1999 and 1998  (unaudited)                  5

                  Notes to Consolidated Financial Statements                               6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS                                               10

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS                 15

PART II. OTHER INFORMATION

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                               15

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                        15

SIGNATURES                                                                                16


PART I.        FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              FLOWSERVE CORPORATION
                                   (UNAUDITED)

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                      1999         1998
                                                    ---------   ---------
Sales                                               $ 269,387   $ 258,317
Cost of sales                                         172,597     157,119
                                                    ---------   ---------
Gross profit                                           96,790     101,198
    Selling and administrative expense                 67,310      64,201
    Research, engineering and development expense       6,872       7,365
    Merger integration expense                          3,432       7,645
                                                    ---------   ---------
Operating income                                       19,176      21,987
    Interest expense                                    3,083       3,125
    Other expense (income), net                           323      (1,308)
                                                    ---------   ---------
Earnings before income taxes                        $  15,770      20,170
Provision for income taxes                              5,362       7,059
                                                    ---------   ---------
Net earnings                                        $  10,408   $  13,111
                                                    =========   =========

Net earnings per share (diluted and basic)          $    0.28   $    0.32
                                                    =========   =========

Average shares outstanding                             37,591      41,018


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

                                                Three Months Ended March 31,
                                                ----------------------------
                                                   1999               1998
                                                ----------         ---------
Net earnings                                       $10,408           $13,111
    Foreign currency translation adjustments           779             2,786
                                                   -------           -------
Comprehensive income                               $ 9,629           $10,325
                                                   =======           =======


See accompanying notes to consolidated financial statements.

                              FLOWSERVE CORPORATION


CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)                               MARCH 31,            December 31,
                                                                              1999                   1998
                                                                            ---------              --------
                                                                           (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                               $  11,340              $ 24,928
    Accounts receivable, net                                                  242,535               234,191
    Inventories                                                               194,808               199,286
    Prepaids and other current assets                                          28,945                28,885
                                                                            ---------              --------
                  Total current assets                                        477,628               487,290
Property, plant and equipment, net                                            212,930               209,032
Intangible assets, net                                                         90,578                91,384
Other assets                                                                   82,661                82,491
                                                                            ---------              --------
Total assets                                                                $ 863,797              $870,197
                                                                            =========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                        $  70,641              $ 76,745
    Notes payable                                                               2,702                 3,488
    Income taxes                                                               16,061                17,472
    Accrued liabilities                                                       100,751               107,028
    Long-term debt due within one year                                         13,750                14,393
                                                                            ---------              --------
Total current liabilities                                                     203,905               219,126
Long-term debt due after one year                                             195,076               186,292
Postretirement benefits and deferred items                                    118,839               120,015
Commitments and contingencies
Shareholders' equity:
   Serial preferred stock, $1.00 par value
     Shares authorized - 1,000
     Shares issued and outstanding - None
   Common stock, $1.25 par value
     Shares authorized   -  120,000
     Shares issued and outstanding   -   41,484                                51,856                51,856
   Capital in excess of par value                                              70,701                70,698
   Retained earnings                                                          358,369               353,249
                                                                            ---------              --------
                                                                              480,926               475,803
Treasury stock at cost   -   4,016 and 3,817 shares                           (93,535)              (90,404)
Accumulated other comprehensive expense                                       (41,414)              (40,635)
                                                                            ---------              --------
         Total shareholders' equity                                           345,977               344,764
                                                                            ---------              --------
Total liabilities and shareholders' equity                                  $ 863,797              $870,197
                                                                            =========              ========

See accompanying notes to consolidated financial statements.

                              FLOWSERVE CORPORATION
                                   (Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)                                                     Three Months Ended March 31,
                                                                           ----------------------------
                                                                              1999              1998
                                                                           -----------        ---------
CASH FLOWS - OPERATING ACTIVITIES:
         Net earnings                                                         $ 10,408         $ 13,111
    Adjustments to reconcile net earnings to net cash provided by operating activities:
                  Depreciation                                                   9,551            8,919
                  Amortization                                                     806              898
                  Loss on the sale of fixed assets                                 539               23
                  Change in assets and liabilities, net of effects of
                      acquisitions:
                           Accounts receivable                                  (9,095)           8,361
                           Inventories                                           3,808          (10,686)
                           Prepaid expenses                                       (113)           2,800
                           Other assets                                         (2,995)          (4,699)
                           Accounts payable                                     (5,570)          (2,098)
                           Accrued liabilities                                  (5,539)         (26,023)
                           Income taxes                                         (1,748)           3,230
                           Postretirement benefits and deferred items             (247)          (2,297)
                           Net deferred taxes                                   (1,543)            (430)
                                                                              --------         --------
Net cash flows used by operating activities                                     (1,738)          (8,891)
CASH FLOWS - INVESTING ACTIVITIES:
    Capital expenditures, net of disposals                                     (11,504)          (9,939)
                                                                              --------         --------
Net cash flows used by investing activities                                    (11,504)          (9,939)
CASH FLOWS - FINANCING ACTIVITIES:
    Net (repayments) borrowings under lines of credit                             (317)           9,260
    Payments on long-term debt                                                  (6,310)          (8,903)
    Proceeds from long-term debt                                                15,547            2,916
    Treasury share purchases                                                    (3,333)            --
    Proceeds from stock activity                                                   238            3,196
    Dividends paid                                                              (5,290)          (5,696)
                                                                              --------         --------
Net cash flows provided by financing activities                                    535              773
Effect of exchange rate changes                                                   (881)            (529)
                                                                              --------         --------
Net change in cash and cash equivalents                                        (13,588)         (18,586)
Cash and cash equivalents at beginning of year                                  24,928           58,602
                                                                              --------         --------
Cash and cash equivalents at end of period                                    $ 11,340         $ 40,016
                                                                              ========         ========

Taxes paid                                                                    $  6,772         $  3,638

Interest paid                                                                 $  2,615         $  1,997

See accompanying notes to consolidated financial statements.

                              FLOWSERVE CORPORATION
                                   (UNAUDITED)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

1.   ACCOUNTING POLICIES - BASIS OF PRESENTATION

     The accompanying consolidated balance sheet as of March 31, 1999, and the related consolidated statements of income, comprehensive income and cash flows for the three months ended March 31, 1999 and 1998, are unaudited. In management's opinion, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such financial statements have been made. The accompanying consolidated financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X and do not contain certain information included in the Company's annual financial statements and notes to the financial statements. Accordingly, the accompanying consolidated financial information should be read in conjunction with the Company's 1998 Annual Report. Interim results are not necessarily indicative of results to be expected for a full year.

2.   INVENTORIES

     Inventories are stated at lower of cost or market. Cost is determined for certain inventories by the last-in, first-out (LIFO) method and for other inventories by the first-in, first-out (FIFO) method.

     Inventories and the method of determining costs were as follows:

                            MARCH 31,    December 31,
                              1999           1998
                            ---------     ---------
Raw Materials               $  26,119     $  26,088
Work in process and
    finished goods            218,757       226,843
Less:  Progress billings      (11,008)      (15,024)
                            ---------     ---------
                              233,868       237,907
LIFO reserve                  (39,060)      (38,621)
                            ---------     ---------
Net inventory               $ 194,808     $ 199,286
                            =========     =========
Percent of inventory
    accounted for by LIFO          67%           61%
Percent of inventory
    accounted for by FIFO          33%           39%

3.   EARNINGS PER SHARE

     The Company's potentially dilutive common stock equivalents have been immaterial for all periods presented. Accordingly, basic earnings per share is equal to diluted earnings per share and is presented on the same line for income statement presentation.

4.   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In 1998, the Financial Accounting Standards Board issued Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Software

Developed or Obtained for Internal Use." SOP 98-1 is effective for fiscal periods beginning after December 15, 1998, and establishes guidelines to determine whether software related costs should be capitalized or expensed. The Company is currently accounting for software costs in accordance with these guidelines.

     In 1998, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard is effective for fiscal years beginning after June 15, 1999. It establishes accounting and reporting standards for derivative instruments and hedging activities and is not expected to materially impact Flowserve's reported financial position, results of operations or cash flows.

5.  MERGER

     On July 22, 1997, shareholders of Durco International Inc. (Durco) and BW/IP, Inc. (BW/IP) voted to approve a merger of the companies in a stock-for-stock merger of equals that was accounted for as a pooling of interests transaction (the merger). As part of the merger agreement, the Company changed its name from Durco to Flowserve Corporation. The Company issued approximately 16,914,000 shares of common stock in connection with the merger. BW/IP shareholders received 0.6968 shares of the Company's common stock for each previously owned share of BW/IP stock.

     In 1997, the Company developed a merger integration program that included facility rationalizations in North America and Europe, organizational realignments at the corporate and divisional levels, procurement initiatives, investments in training and support for service operations. In the fourth quarter of 1997, the Company recognized a one-time restructuring charge of $32,600 related to this program. In the first quarter ended March 31, 1999, severance costs of $400 were paid and charged against the restructuring reserve. The Company has currently paid severance relating to approximately 300 employees.

     The remaining expense of the merger integration program is being recognized as incurred. Since the inception of the program, the Company has incurred costs related to the program of $48,731. Of this amount, $3,432 was incurred during the first quarter of 1999, compared with $7,645 during the first quarter of 1998.

Expenditures charged to the restructuring reserve were:

                                          Other Exit
                              Severance      Costs       Total
                               --------    --------    --------
Balance at October 27, 1997    $ 22,400    $ 10,200    $ 32,600
Cash expenditures                (3,400)       (500)     (3,900)
Noncash expenditures               --        (1,200)     (1,200)
                               --------    --------    --------
Balance at December 31, 1997     19,000       8,500      27,500
Cash expenditures               (16,300)     (3,100)    (19,400)
Noncash expenditures               --        (5,400)     (5,400)
                               --------    --------    --------
Balance at December 31, 1998      2,700        --         2,700
CASH EXPENDITURES                  (400)       --          (400)
NONCASH EXPENDITURES               --          --          --
                               --------    --------    --------
BALANCE AT MARCH 31, 1999      $  2,300    $   --      $  2,300
                               ========    ========    ========


     The Company's Board of Directors also approved a $120 million investment in "Flowserver." This business process improvement program has costs and benefits incremental to the initial merger integration program. Flowserver includes the standardization of the Company's processes and the implementation of a global information system to facilitate common best practices. The investment in Flowserver is expected to occur over a five-year period. Less than one-third of the costs associated with this program are expected to be capitalized, with the balance expensed. During 1999, it is estimated that expense associated with this program will be approximately $15 million.

     During the quarter ended March 31, 1999, the Company incurred costs associated with this project of $3,432 recorded as merger integration expense and $1,665 as capital expenditures.

6.   SEGMENT INFORMATION

     The Company has three divisions, each of which constitutes a business segment. Each division manufactures different products and is defined by the type of products and services provided. Each division has a President, who reports directly to the Chief Executive Officer of the Company, and a Division Controller. For decision-making purposes, the Chief Executive Officer, Chief Financial Officer and other members of upper management use financial information generated and reported at the division level. The Company also has a corporate headquarters that does not constitute a separate division or business segment. Amounts classified as All Other include minor entities that are not considered separate segments.

     The Company evaluates segment performance and allocates resources based on operating income or loss before special items and taxes. Intersegment sales and transfers are recorded at cost plus a profit margin.

                                                   ROTATING          FLOW          FLOW                      CONSOLIDATED
THREE MONTHS ENDED MARCH 31, 1999                  EQUIPMENT        CONTROL      SOLUTIONS    ALL OTHER          TOTAL
                                                   ---------        -------      ---------    ---------      ------------
SALES TO EXTERNAL CUSTOMERS                         $ 86,410       $ 71,470       $105,741    $  5,766          $269,387
INTERSEGMENT SALES                                     1,442          4,102          2,956      (8,500)               --
SEGMENT OPERATING INCOME (BEFORE
   SPECIAL ITEMS)                                      4,800          7,965         14,834      (4,991)           22,608

IDENTIFIABLE ASSETS                                 $258,046       $222,980       $286,220    $ 96,551          $863,797


                                                   Rotating          Flow          Flow                      Consolidated
Three months ended March 31, 1998                  Equipment        Control      Solutions    All Other          Total
                                                   ---------        -------      ---------    ---------      ------------
Sales to external customers                         $ 90,975       $ 66,869       $ 98,807    $  1,666          $258,317
Intersegment sales                                     1,739          3,744          1,475      (6,958)               --
Segment operating income (before special
   items)                                              8,644          9,747         15,519      (4,278)           29,632

Identifiable assets                                 $338,437       $215,682       $211,853    $ 97,649          $863,621

     Reconciliation of the segment's total operating income before special items (merger-related expenses) to consolidated earnings before income taxes follows:

                                                                        Three Months Ended March 31,
                                                                           1999           1998
                                                                          -------        -------
        Total segment operating income (before special items)             $27,599        $33,910
        Corporate expenses and other                                        4,991          4,278
        Merger integration expense                                          3,432          7,645
        Interest expense                                                    3,083          3,125
        Other expense(income)                                                 323         (1,308)
                                                                          -------        -------
        Earnings before income taxes                                      $15,770        $20,170
                                                                          =======        =======


7.   SHARE REPURCHASE PROGRAM

     During the second quarter of 1998, the Company initiated a $100 million share repurchase program. In 1998, the Company spent approximately $64.5 million to repurchase approximately 2.8 million, or 7.1% of its outstanding shares. In the first quarter ended March 31, 1999, the Company spent $3.3 million to repurchase an additional 206,700 shares. The Company generally used credit facilities to fund the purchases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999

     In general, results for the first quarter of 1999 were lower than the corresponding period in the previous year due to weaker market conditions and an increasingly competitive environment. Sales increased 4.3% to $269.4 million for the three months ended March 31, 1999, compared with $258.3 million for the same period in 1998. The change in sales is discussed further in the following section on business segments. In total, sales outside the United States were 52% during the first quarter of 1999, compared with 50% during the first quarter of 1998. Bookings (incoming orders for which there are purchase commitments) were 5.7% lower in the first quarter of 1999 at $252.6 million, compared with $268.0 million for the same period last year.

BUSINESS SEGMENTS

     Flowserve manages its operations through three business segments: Rotating Equipment Division (RED) for modular and engineered pumps; Flow Control Division
(FCD) for automated and manual quarter-turn valves, control valves and valve actuators; and Flow Solutions Division (FSD) for precision mechanical seals and flow management services.

     Sales and operating income before special items (merger-related expenses) for each of the three business segments are:

                              ROTATING EQUIPMENT
                                   DIVISION
                            -----------------------
                              Three Months Ended
                                   March 31,
                            -----------------------
(in millions of dollars)      1999           1998
                            ---------     ---------
Sales                           $87.8       $92.7
Operating income                  4.8         8.6

     The sales decline in 1999 was generally due to weakness in the markets for chemical process pumps and parts business, as well as the timing of shipments of nuclear pumps. This weakness was due to relatively poor economic conditions and continued low oil prices, and a reduction in the number and size of projects normally available as customers continue to adjust the extent and timing of their investment plans.

     Operating income before special items, as a percentage of sales, declined to approximately 5.5% in 1999 from about 9.3% in the prior-year period. The decline was due to lower sales and lower margins resulting from an unfavorable product and market mix, as well as some competitive pricing pressures.

     First quarter 1998 results included a higher percentage of more profitable chemical process, nuclear and parts business compared with 1999.

                                   FLOW CONTROL DIVISION
                                   ----------------------
                                     Three Months Ended
                                         March 31,
                                   ----------------------
        (in millions of dollars)      1999         1998
                                   -----------   --------
        Sales                            $75.6      $70.6
        Operating income                   8.0        9.7

     The increase in sales was due to the acquisition of a licensee in July 1998, as well as higher sales in Europe and Australia.

     Operating income before special items, as a percentage of sales, was 10.6% in the first quarter of 1999, compared with 13.7% in 1998. The decline in 1999 was generally due to lower selling prices on manual and control valve products, a decline in replacement parts business, and a slight increase in selling and administrative expenses primarily due to the Valtek Engineering acquisition.

                           FLOW SOLUTIONS DIVISION
                           -----------------------
                             Three Months Ended
                                  March 31,
                           -----------------------
(in millions of dollars)      1999         1998
                           ----------   ----------
Sales                          $108.7       $100.3
Operating Income                 14.8         15.5

     Sales increased due to new seal alliances, 1998 acquisitions, expanded service capabilities and improved customer service.

     Operating income before special items, as a percentage of sales, decreased to 13.6% from 15.5% in 1998. The lower margins were generally due to some original equipment price discounts and higher selling and administrative expenses, the result of an investment in additional personnel to support the growth of service operations and acquisition of new service centers.

CONSOLIDATED RESULTS

     The gross profit margin was 35.9% for the three months ended March 31, 1999, compared with 39.2% for the same period in 1998. The decrease in the gross profit margin was due to unfavorable product and market mix and pricing pressures in the marketplace, as well as our continued investment in service related operations.

     Selling and administrative expenses as a percentage of net sales were 25.0% for the three- month period ended March 31, 1999, compared with 24.9% for the corresponding 1998 period. The slight increase in selling and administrative expenses percentage was primarily due to 1998 acquisitions, increased expenses associated with some organizational changes and additional investments in personnel to support the growth of service operations. These factors were mitigated somewhat by the merger benefits that reduced selling and administrative expense year-over-year by about $1.5 million.

     Research, engineering and development expense was $6.9 million for the first quarter of 1999, compared with $7.4 million during the same period last year. The lower level of spending was the result of the revamping of the R&D process to ensure a more productive use of R&D spending.

     Interest expense during the first three months of 1999 was $3.1 million, the same as the prior-year period.

     Tax savings initiatives that were part of the merger integration tax planning project reduced the effective tax rate to 34.0% during the first three months of 1999, compared with 35.0% during the same period in 1998.

     Earnings before special items for the first quarter of 1999 were $12.7 million, or $0.34 per share. This was 30% below the $18.1 million, or $0.44 per share, for the same period in 1998. Net earnings after special items were $10.4 million, or $0.28 per share, for the three months ended March 31, 1999, compared with $13.1 million, or $0.32 per share, for the same period in 1998.

MERGER INTEGRATION PROGRAM

     In 1997, the Company developed a program designed to achieve the synergies planned for the merger of BW/IP and Durco. The program included facility rationalizations in North America and Europe, organizational realignments at the corporate and divisional levels, procurement initiatives, investments in training and support for service operations. In the fourth quarter of 1997, the Company recognized a one-time restructuring charge of $32,600 related to this program. The remaining expense of the merger integration program is being recognized as incurred. Since the inception of the program, the Company has incurred costs related to the program of $48,731. Of this amount, $3,432 was incurred during the first quarter of 1999, compared with $7,645 during the first quarter of 1998.

     The Company's Board of Directors also approved a $120 million investment in "Flowserver." This business process improve-ment program has costs and benefits incremental to the initial merger integration program. Flowserver includes the standardization of the Company's processes and the implementation of a global information system to facilitate common best practices. The investment in Flowserver is expected to occur over a five-year period. Less than one-third of the costs associated with this program are expected to be capitalized, with the balance expensed. During 1999, it is estimated that expense associated with this program will be approximately $15 million.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operating activities for the first three months of 1999 were above those during the same period in 1998. The increase in cash flows in 1999 was primarily due to a lower level of incentive payouts and reduced merger related payments.

     Capital expenditures, net of disposals, were $11.5 million during the first quarter, compared with $9.9 million in the first quarter of 1998. Capital expenditures were funded primarily by operating cash flows. Capital expenditures in 1999 included about $1.7 million related to Flowserver.

     During the second quarter of 1998, the Company initiated a $100 million share repurchase program. In 1998, the Company spent approximately $64.5 million to repurchase approximately 2.8 million, or 7.1% of its outstanding shares. The Company generally used credit facilities to fund the purchases. The timing of future repurchases depends on market conditions, the market price of Flowserve's common stock and management's assessment of the Company's liquidity and cash flow needs. In the first quarter of 1999, the Company spent $3.3 million to repurchase an additional 206,700 shares.

     At March 31, 1999, total debt was 37.9% of the Company's capital structure, compared with 37.2% at December 31, 1998. The interest coverage ratio of the Company's indebtedness was 6.1 times interest at March 31, 1999, compared with
6.6 times interest at December 31, 1998.

     The Company believes that internally generated funds, together with access to external capital resources, will be sufficient to satisfy existing commitments and plans and will provide adequate financial flexibility to take advantage of potential strategic business opportunities should they arise.

YEAR 2000 COSTS

     As is more fully described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, the Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer systems that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in normal business activities.

     The Company has assessed how it might be impacted by the Year 2000 issue and has formulated and commenced implementation of a comprehensive plan to address all known aspects of the issue. The plan has not changed significantly since the end of the most recent fiscal year.

     With regard to information systems, production, and other equipment and products, the Company is 100 percent complete with the assessment and plan development phase. Planned remediation efforts are more than 95 percent complete.

Testing is also about 95 percent complete and implementation is about 90 percent complete. The Company expects that efforts in these areas will be substantially complete by July 1999.

    The Company's preliminary estimate of the total cost for Year 2000 compliance is approximately $7.0 million, of which approximately $6.0 million had been incurred through March 31, 1999. Virtually all of the amounts spent to date relate to the cost to repair or replace software and associated hardware. The Company's cost estimates include the amount specifically related to addressing Year 2000 issues, as well as costs for improved systems that are Year 2000 compliant. These systems would have been acquired in the ordinary course of business, but their acquisition was accelerated to ensure compliance by the Year 2000.

    Incremental spending in addition to the $7.0 million has not been, and is not expected to be, material because most Year 2000 compliance costs include items that are part of the standard procurement and maintenance of the Company's information systems and production and facilities equipment. Other non-Year 2000 efforts have not been materially delayed or impacted by the Company's Year 2000 initiatives.

    The Company has completed a preliminary Year 2000 contingency plan. A comprehensive analysis of the operational problems and costs (including loss of revenues) that would likely result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis will be completed by June 1999.

     The Company believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not completed in a timely manner with respect to problems that are identified, there can be no assurance that the Year 2000 issue will not have a material adverse impact on the Company's results of operations or relationships with customers, vendors or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

--------------------------------------------------------------------------------
FORWARDING-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

     The Financial Information portion (Part I), of this Report on Form 10-Q contains various forward-looking statements and includes assumptions about Flowserve's future market conditions, operations and results. These statements are based on current expectations and are subject to significant risks and uncertainties. They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Among the many factors that could cause actual results to differ materially from the forward-looking statements are: further changes in the already competitive environment for the Company's products or competitors' responses to Flowserve's strategies; political risks or trade embargoes affecting important country markets; the health of the petroleum, chemical and power industries; economic turmoil in areas outside the United States; continued economic growth within the United States; unanticipated difficulties or costs or reduction in benefits associated with the implementation of the Company's "Flowserver" business process improvement initiative, including software; the impact of the "Year 2000" computer issue; and the recognition of significant expenses associated with adjustments to realign the combined Company's facilities and other capabilities with its strategic and business conditions. The Company undertakes no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise.
--------------------------------------------------------------------------------

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

     There have been no material changes in reported market risk since the end of 1998.

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) During the first quarter of 1999, the Company issued 550 shares of restricted common stock pursuant to an exemption from registration under
     Section 4(2) of the Securities Act of 1933. Shares were issued for the benefit of two employees of the company, subject to restrictions on transfer and vesting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit - 10. Amendment No. 1 to Flowserve Corporation 1998 Restricted Stock Plan.
(b)  Exhibit - 27. Financial Data Schedule
(c) There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   FLOWSERVE CORPORATION
                                   (Registrant)


                                   /s/ Renee J. Hornbaker
                                   -------------------------------------------
                                   Renee J. Hornbaker
                                   Vice President and Chief Financial Officer



Date:      May 12, 1999
       --------------------

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  10           Amendment No. 1 to Flowserve Corporation 1998 Restricted Stock Plan.
  27           Financial Data Schedule
