Form 10-Q
period 1999-06-30
FLOWSERVE CORP
filed 1999-08-13
CIK 30625

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       ----------------------------------


     For Quarter Ended June 30, 1999     Commission File Number 1-13179


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

                                YES  X     NO
                                    ---       ---

SHARES OF COMMON STOCK, $1.25 PAR VALUE,
OUTSTANDING AS OF JUNE 30, 1999                                      37,418,743

                             FLOWSERVE CORPORATION
                                     INDEX


                                                                                                               Page
                                                                                                                No.
                                                                                                               ----

PART I.    FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

           Consolidated Statements of Income and Comprehensive Income -
           Three Months Ended June 30, 1999 and 1998 (unaudited)                                                 3

           Consolidated Statements of Income and Comprehensive Income -
           Six Months Ended June 30, 1999 and 1998 (unaudited)                                                   4

           Consolidated Balance Sheets -
           June 30, 1999 (unaudited) and December 31, 1998                                                       5

           Consolidated Statements of Cash Flows -
           Six Months Ended June 30, 1999 and 1998 (unaudited)                                                   6

           Notes to Consolidated Financial Statements                                                            7

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                                                            11

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS                                              18

PART II. OTHER INFORMATION

  ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                                            18

  ITEM 4.  SUBMISSION OF MATTERS FOR A VOTE OF SECURITY HOLDERS                                                 18

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                     18

SIGNATURE                                                                                                       19


PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             FLOWSERVE CORPORATION
                                  (UNAUDITED)

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

                                                                Three Months Ended June 30,
                                                                ---------------------------
                                                                   1999            1998
                                                                ---------        ---------

 Sales                                                          $ 275,196        $ 280,728
 Cost of sales                                                    181,307          174,736
                                                                ---------        ---------
 Gross profit                                                      93,889          105,992
     Selling and administrative expense                            66,204           67,345
     Research, engineering and development expense                  6,327            5,074
     Merger integration expense                                     4,406           11,906
                                                                ---------        ---------
 Operating income                                                  16,952           21,667
     Interest expense                                               4,120            3,577
     Other expense (income), net                                        1           (1,063)
                                                                ---------        ---------
 Earnings before income taxes                                      12,831           19,153
 Provision for income taxes                                         4,362            6,704
                                                                ---------        ---------
 Net earnings                                                   $   8,469        $  12,449
                                                                =========        =========

 Net earnings per share (diluted and basic)                     $    0.22        $    0.31
                                                                ---------        ---------

 Average shares outstanding                                        37,771           40,781


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

                                                              Three Months Ended June 30,
                                                              ---------------------------
                                                                 1999            1998
                                                                -------        --------

 Net earnings                                                   $ 8,469        $ 12,449
     Foreign currency translation adjustments                     3,099           3,107
                                                                -------        --------
 Comprehensive income                                           $ 5,370        $  9,342
                                                                =======        ========



See accompanying notes to consolidated financial statements.

                             FLOWSERVE CORPORATION
                                  (UNAUDITED)


CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

                                                                Six Months Ended June 30,
                                                                -------------------------
                                                                  1999            1998
                                                                --------        ---------

 Sales                                                          $544,583        $ 539,044
 Cost of sales                                                   353,903          331,855
                                                                --------        ---------
 Gross profit                                                    190,680          207,189
     Selling and administrative expense                          133,314          131,546
     Research, engineering and development expense                13,199           12,439
     Merger integration expense                                    7,838           19,551
                                                                --------        ---------
 Operating income                                                 36,329           43,653
     Interest expense                                              7,203            6,702
     Other expense (income), net                                     525           (2,372)
                                                                --------        ---------
 Earnings before income taxes                                     28,601           39,323
 Provision for income taxes                                        9,724           13,763
                                                                --------        ---------
 Net earnings                                                   $ 18,877        $  25,560
                                                                ========        =========

 Net earnings per share (diluted and basic)                     $   0.50        $    0.63
                                                                ========        =========

 Average shares outstanding                                       37,771           40,781

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

                                                                Six Months Ended June 30,
                                                                -------------------------
                                                                  1999            1998
                                                                --------        --------

 Net earnings                                                   $ 18,877        $ 25,560
     Foreign currency translation adjustments                      3,878           5,893
                                                                --------        --------
 Comprehensive income                                           $ 14,999        $ 19,667
                                                                ========        ========



See accompanying notes to consolidated financial statements.

                             FLOWSERVE CORPORATION


CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

                                                            JUNE 30,        December 31,
                                                              1999             1998
                                                           ---------        ------------
                                                          (UNAUDITED)
 ASSETS
 Current assets:
     Cash and cash equivalents                             $  14,696         $  24,928
     Accounts receivable, net                                232,705           234,191
     Inventories                                             184,060           199,286
     Prepaids and other current assets                        27,025            28,885
                                                           ---------         ---------
                   Total current assets                      458,486           487,290
 Property, plant and equipment, net                          212,177           209,032
 Intangible assets, net                                       89,357            91,384
 Other assets                                                 84,988            82,491
                                                           ---------         ---------
 Total assets                                              $ 845,008         $ 870,197
                                                           =========         =========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
     Accounts payable                                      $  71,056         $  76,745
     Notes payable                                             3,799             3,488
     Income taxes                                              9,291            17,472
     Accrued liabilities                                      95,843           107,028
     Long-term debt due within one year                       10,862            14,393
                                                           ---------         ---------
 Total current liabilities                                   190,851           219,126
 Long-term debt due after one year                           192,869           186,292
 Postretirement benefits and deferred items                  115,980           120,015
 Commitments and contingencies
 Shareholders' equity:
    Serial preferred stock, $1.00 par value
      Shares authorized - 1,000
      Shares issued and outstanding - None
    Common stock, $1.25 par value
      Shares authorized - 120,000
      Shares issued and outstanding - 41,484                  51,856            51,856
    Capital in excess of par value                            70,764            70,698
    Retained earnings                                        361,552           353,249
                                                           ---------         ---------
                                                             484,172           475,803
 Treasury stock at cost - 4,066 and 3,817 shares             (94,351)          (90,404)
 Accumulated other comprehensive expense                     (44,513)          (40,635)
                                                           ---------         ---------
          Total shareholders' equity                         345,308           344,764
                                                           ---------         ---------
 Total liabilities and shareholders' equity                $ 845,008         $ 870,197
                                                           =========         =========



See accompanying notes to consolidated financial statements.

                             FLOWSERVE CORPORATION
                                  (Unaudited)


CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

                                                                                        Six months ended June 30,
                                                                                        -------------------------
                                                                                          1999             1998
                                                                                        --------         --------
CASH FLOWS - OPERATING ACTIVITIES:
    Net earnings                                                                        $ 18,877         $ 25,560
    Adjustments to reconcile net earnings to net cash provided by operating activities:
           Depreciation                                                                   19,187           18,674
           Amortization                                                                    2,008            1,947
           Loss on the sale of fixed assets                                                   55               45
           Change in assets and liabilities, net of effects of acquisitions:
              Accounts receivable                                                            757           11,199
              Inventories                                                                 12,570          (14,487)
              Prepaid expenses                                                               925            2,113
              Other assets                                                                (1,148)          (8,915)
              Accounts payable                                                            (7,485)          (4,521)
              Accrued liabilities                                                        (12,140)         (31,020)
              Income taxes                                                                (7,794)          (1,248)
              Postretirement benefits and deferred items                                  (3,636)          (3,811)
              Net deferred taxes                                                             (31)           1,214
                                                                                        --------         --------
Net cash flows provided (used) by operating activities                                    22,145           (3,250)
CASH FLOWS - INVESTING ACTIVITIES:
    Capital expenditures, net of disposals                                               (20,201)         (17,511)
                                                                                        --------         --------
Net cash flows used by investing activities                                              (20,201)         (17,511)
CASH FLOWS - FINANCING ACTIVITIES:
    Net (repayments) borrowings under lines of credit                                        729            3,929
    Payments on long-term debt                                                            (9,256)              --
    Proceeds from long-term debt                                                          11,890           23,131
    Treasury share purchases                                                              (3,333)         (36,590)
    Other stock activity                                                                    (679)           4,726
    Dividends paid                                                                       (10,575)         (11,404)
                                                                                        --------         --------
Net cash flows used by financing activities                                              (11,224)         (16,208)
Effect of exchange rate changes                                                             (952)            (784)
                                                                                        --------         --------
Net change in cash and cash equivalents                                                  (10,232)         (37,753)
Cash and cash equivalents at beginning of year                                            24,928           58,602
                                                                                        --------         --------
Cash and cash equivalents at end of period                                              $ 14,696         $ 20,849
                                                                                        ========         ========

Taxes paid                                                                              $ 17,905         $ 14,814
Interest paid                                                                           $  8,276         $  6,098



See accompanying notes to consolidated financial statements.

                             FLOWSERVE CORPORATION
                                  (UNAUDITED)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

1. ACCOUNTING POLICIES - BASIS OF PRESENTATION

    The accompanying consolidated balance sheet as of June 30, 1999, the related consolidated statements of income and comprehensive income for the three months and six months ended June 30, 1999 and 1998, and the statements of cash flows for the six months ended June 30, 1999 and 1998, are unaudited. In management's opinion, all adjustments comprising normal recurring adjustments necessary for a fair presentation of such financial statements have been made. The accompanying consolidated financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X and do not contain certain information included in the Company's annual financial statements and notes to the financial statements. Accordingly, the accompanying consolidated financial information should be read in conjunction with the Company's 1998 Annual Report. Interim results are not necessarily indicative of results to be expected for a full year.

2. INVENTORIES

    Inventories are stated at lower of cost or market. Cost is determined for certain inventories by the last-in, first-out (LIFO) method and for other inventories by the first-in, first-out (FIFO) method.

    Inventories and the method of determining costs were:

                                             JUNE 30,         December 31,
                                               1999               1998
                                            ---------         ------------

 Raw materials                              $  26,490          $  26,088
 Work in process and
     finished goods                           206,739            226,843
 Less:  Progress billings                     (10,010)           (15,024)
                                            ---------          ---------
                                              223,219            237,907
 LIFO reserve                                 (39,159)           (38,621)
                                            ---------          ---------
 Net inventory                              $ 184,060          $ 199,286
                                            =========          =========

 Percent of inventory
     accounted for by LIFO                         68%                61%
 Percent of inventory
     accounted for by FIFO                         32%                39%

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

4. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In 1998, the Financial Accounting Standards Board issued Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Software

Developed or Obtained for Internal Use." SOP 98-1 is effective for fiscal periods beginning after December 15, 1998, and establishes guidelines to determine whether software - related costs should be capitalized or expensed. The Company is currently accounting for software costs in accordance with these guidelines.

    In 1998, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard was to be effective for fiscal years beginning after June 15, 1999; however, the SFAS has recently issued an exposure draft that would delay the effective date by one year. It establishes accounting and reporting standards for derivative instruments and hedging activities and is not expected to materially impact Flowserve's reported financial position, results of operations or cash flows.

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

    In 1997, the Company developed a merger integration program that included facility rationalizations in North America and Europe, organizational realignments at the corporate and divisional levels, procurement initiatives, investments in training and support for service operations. In the fourth quarter of 1997, the Company recognized a one-time restructuring charge of $32,600 related to this program. In the second quarter ended June 30, 1999, remaining severance costs of $2,300 were paid and charged against the restructuring reserve. The Company paid severance to approximately 331 employees.

    As of June 30, 1999, the restructuring portion of the merger integration is complete. Since the inception of the merger intergration program, the Company has incurred costs related to the program of $53,146. Of this amount, $4,406 was incurred during the second quarter of 1999, compared with $11,906 during the second quarter of 1998. Effective January 1, 1999, merger integration costs relate solely to the Company's business process improvement program, "Flowserver."

Expenditures charged to the restructuring reserve were:

                                                           Other Exit
                                            Severance         Costs            Total
                                            ---------         -----            -----

 Balance at October 27, 1997                $ 22,400         $ 10,200         $ 32,600
 Cash expenditures                            (3,400)            (500)          (3,900)
 Noncash expenditures                             --           (1,200)          (1,200)
                                            --------         --------         --------
 Balance at December 31, 1997                 19,000            8,500           27,500
 Cash expenditures                           (16,300)          (3,100)         (19,400)
 Noncash expenditures                             --           (5,400)          (5,400)
                                            --------         --------         --------
 Balance at December 31, 1998                  2,700               --            2,700
 Cash expenditures                              (400)              --             (400)
 Noncash expenditures                             --               --               --
                                            --------         --------         --------
 Balance at March 31, 1999                     2,300               --            2,300
 CASH EXPENDITURES                            (2,300)              --            2,300
                                            --------         --------         --------
 BALANCE AT JUNE 30, 1999                   $     --         $     --         $     --
                                            ========         ========         ========

    The Company's Board of Directors approved a $120 million investment in Flowserver. This business process improvement program has costs and benefits incremental to the initial merger integration program. Flowserver includes the standardization of the Company's processes and the implementation of a global information system to facilitate common best practices. The investment in Flowserver is expected to occur over a five-year period. Less than one-third of the costs associated with this program are expected to be capitalized, with the balance expensed. During the first six months of 1999, the Company incurred costs associated with this project of $7,838 recorded as merger integration expense. During 1999, it is estimated that expense associated with this program will be approximately $18 million. In addition, about $12 million of related capital is expected to be incurred in 1999. Since the inception of the Flowserver initiative, the Company has capitalized costs totaling $4,926 relating to this program.

6. SEGMENT INFORMATION

    The Company has three divisions, each of which constitutes a business segment. Each division manufactures different products and is defined by the type of products and services provided. Each division has a President, who reports directly to the Chief Executive Officer of the Company, and a Division Controller. For decision-making purposes, the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and other members of upper management use financial information generated and reported at the division level. The Company also has a corporate headquarters that does not constitute a separate division or business segment. Amounts classified as All Other include minor entities that are not considered separate segments.

    The Company evaluates segment performance and allocates resources based on operating income or loss before special items and taxes. Intersegment sales and transfers are recorded at cost plus a profit margin. Minor reclassifications have been made to certain previously reported information to conform to the current business configuration.

                                                 ROTATING          FLOW           FLOW                      CONSOLIDATED
SIX MONTHS ENDED JUNE 30, 1999                   EQUIPMENT        CONTROL       SOLUTIONS     ALL OTHER        TOTAL
---------------------------------------------- -------------- -------------- -------------- ------------- ---------------

SALES TO EXTERNAL CUSTOMERS                        $ 187,077      $ 143,694      $ 210,341    $   3,471       $ 544,583
INTERSEGMENT SALES                                     2,632          7,998          7,573      (18,203)             ---
SEGMENT OPERATING INCOME (BEFORE                      11,548         15,094         29,621      (12,096)          44,167
   SPECIAL ITEMS)

IDENTIFIABLE ASSETS                                $ 248,850      $ 212,684      $ 271,506    $ 111,968       $ 845,008


                                                 Rotating         Flow           Flow                      Consolidated
Six months ended June 30, 1998                   Equipment       Control       Solutions     All Other        Total
---------------------------------------------- -------------- -------------- -------------- ------------- ---------------

Sales to external customers                        $ 183,172      $ 145,991      $ 206,447    $   3,434       $ 539,044
Intersegment sales                                     3,478          6,991          8,347      (18,816)            ---
Segment operating income (before                      18,656         22,701         33,040      (11,193)         63,204
   special items)

Identifiable assets                                $ 311,251      $ 215,564      $ 246,609    $   69,076      $ 842,500

    Reconciliation of the total segment operating income before special items (merger-related expenses) to consolidated earnings before income taxes follows:

                                                           Six Months Ended June 30,
                                                              1999          1998
                                                           --------       --------

 Total segment operating income (before special
 items and corporate expenses)                             $ 56,263       $ 74,397
 Corporate expenses and other                                12,096         11,193
 Merger integration expense                                   7,838         19,551
 Interest expense                                             7,203          6,702
 Other expense (income)                                         525         (2,372)
                                                           --------       --------
 Earnings before income taxes                              $ 28,601       $ 39,323
                                                           ========       ========

7. SHARE REPURCHASE PROGRAM

    During the second quarter of 1998, the Company initiated a $100 million share repurchase program. In 1998, the Company spent approximately $64.5 million to repurchase approximately 2.8 million, or 7.1% of its outstanding shares. During the six months ended June 30, 1999, the Company spent $3.3 million to repurchase an additional 206,700 shares. All of the shares were repurchased during the first quarter. The Company generally used credit facilities to fund the purchases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1999

    In general, results for the second quarter of 1999 were lower than the corresponding period in the previous year due to weaker market conditions and an increasingly competitive environment. Sales decreased 2.0% to $275.2 million for the three months ended June 30, 1999, compared with $280.7 million for the same period in 1998. The change in sales is discussed further in the following section on business segments. Net sales to international customers, including export sales from the U.S., were approximately 55% during the second quarter of 1999, compared with 50% during the second quarter of 1998. Bookings (incoming orders for which there are purchase commitments) were $251.6 million, 14.3% lower than the second quarter of 1998 when bookings were $293.6 million.

BUSINESS SEGMENTS

    Flowserve manages its operations through three business segments: Rotating Equipment Division (RED) for American Petroleum Institute (API), American National Standards Institute (ANSI), International Standards Organization
(ISO), nuclear and chemical process centrifugal pumps; Flow Control Division
(FCD) for automated and manual quarter-turn control and nuclear valves, and valve actuators; and Flow Solutions Division (FSD) for precision mechanical seals and flow management services.

    Each business segment has been negatively impacted, to a greater or lesser degree, by unfavorable market conditions for the Company's chemical and petroleum customers. The unfavorable market conditions have resulted in a highly competitive environment in which flow control companies pursue a more limited amount of business. This has lowered selling prices that have reduced margins. Margins are also lower year-over-year due to unfavorable business mix and reduced volumes in certain operations.

    Sales and operating income before special items (merger-related expenses) for each of the three business segments are:

                              ROTATING EQUIPMENT
                                   DIVISION
                            -------------------------
                              Three Months Ended
                                   June 30,
                            -------------------------
(In millions of dollars)        1999         1998
--------------------------- ------------- -----------
Sales                          $ 98.2      $ 97.9
Operating income                  5.0        10.3

    The sales increase in 1999 was generally due to reduced backlog.

    Operating income before special items, as a percentage of sales, declined to approximately 5.1% in 1999 from about 10.5% in the prior-year period. The segment's results were negatively affected by lower selling prices, unfavorable mix and lower volumes. The product mix between chemical-process and engineered pumps continues to be unfavorable, and parts sales were lower than the comparable prior-year period.

                                   FLOW CONTROL DIVISION
                                   ------------------------
                                     Three Months Ended
                                          June 30,
                                   ------------------------
        (In millions of dollars)      1999         1998
        -------------------------- ----------- ------------
        Sales                         $ 76.1      $ 82.4
        Operating income                 7.2        13.0

    The decrease in sales was due to lower book-to-build volume during the quarter.

    Operating income before special items, as a percentage of sales, was 9.4% in the second quarter of 1999, compared with 15.7% in 1998. The decline in 1999 was generally due to lower selling prices and an unfavorable mix between control and manual valves and lower parts and replacement sales. A slight increase in selling and administrative expense, primarily due to the Valtek Engineering acquisition, also contributed to the decline.

                           FLOW SOLUTIONS DIVISION
                           -------------------------
                             Three Months Ended
                                  June 30,
                           -------------------------
(In millions of dollars)      1999         1998
-------------------------- ------------ ------------

Sales                         $ 109.2      $ 109.9
Operating Income                 14.5         16.8

    Sales were comparable to the prior-year period as increases due to 1998 acquisitions were offset by unfavorable market conditions in the current period.

    Operating income before special items, as a percentage of sales, decreased to 13.3% from 15.3% in 1998. The lower margins were generally due to reduced selling prices, unfavorable mix and higher selling and administrative expenses, the result of an investment in additional personnel to support the growth of service operations and acquisition of new service centers.

CONSOLIDATED RESULTS

    The gross profit margin was 34.1% for the three months ended June 30, 1999, compared with 37.8% for the same period in 1998. The decrease was due to lower selling prices and unfavorable product and market mix, as well as reduced business in volume-sensitive operations.

    Selling and administrative expense as a percentage of net sales was 24.1% for the three-month period ended June 30, 1999, compared with 24.0% for the corresponding 1998 period. On a dollar basis, selling and administrative expense was $66.2 million, compared with $67.3 million in the second quarter of 1998. The decrease primarily resulted from workforce reductions and merger integration savings.

    Research, engineering and development expense was $6.3 million for the second quarter of 1999, compared with $5.1 million during the same period last year. The higher level of spending was generally the result of an increased emphasis in this area.

    Interest expense during the second quarter of 1999 was $4.1 million, up slightly from the same period in 1998 due to a higher average borrowing level during the period.

    Tax savings initiatives that were part of the merger integration tax planning project reduced the effective tax rate to 34.0% during the second quarter of 1999, compared with 35.0% during the same period in 1998.

    Earnings before special items for the second quarter of 1999 were $11.4 million, or $0.30 per share. This was 43.6% below earnings before special items of $20.2 million, or $0.50 per share, for the same period in 1998. The reduction was generally due to a lower gross margin. Net earnings after special items were $8.5 million, or $0.22 per share, for the three months ended June 30, 1999, compared with $12.5 million, or $0.31 per share, for the same period in 1998. Special items were lower due to the completion of the initial phase of the merger integration program with current spending limited to Flowserver.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999

    In general, results for the first half of 1999 were lower than the corresponding period in the previous year due to weaker market conditions and an increasingly competitive environment. Sales increased 1.0% to $544.6 million for the six months ended June 30, 1999, compared with $539.0 million for the same period in 1998. The change in sales is discussed further in the following section on business segments. Net sales to international customers, including export sales from the U.S., were approximately 55% during the first half of 1999, compared with 50% during the first half of 1998. Bookings (incoming orders for which there are purchase commitments) were $504.2 million, 10.4% lower than the first half of 1998 when bookings were $562.7 million.

BUSINESS SEGMENTS

    Each business segment has been negatively impacted, to a greater or lesser degree, by unfavorable market conditions for the Company's chemical and petroleum customers. This has resulted in a highly competitive environment in which flow control companies pursue a more limited amount of business. This has lowered selling prices which have reduced margins. Margins are also lower year-over-year due to unfavorable product mix and reduced volumes in certain operations.

    Sales and operating income before special items (merger-related expenses) for each of the three business segments are:

                                ROTATING EQUIPMENT
                                    DIVISION
                             ------------------------
                               Six Months Ended
                                   June 30,
                             ------------------------
(In millions of dollars)        1999         1998
---------------------------  ------------ -----------
Sales                           $ 189.7     $ 186.7
Operating income                   11.5        18.7

    Sales in 1999 were comparable to the prior year period. Weakness in the markets for chemical-process pumps and parts business was more than offset by reduced backlog.

    Operating income before special items, as a percentage of sales, declined to approximately 6.1% in 1999 from about 10.0% in the prior-year period. The decline was due to lower sales and lower margins resulting from lower selling prices and an unfavorable product and market mix.

                                         FLOW CONTROL
                                           DIVISION
                                    ------------------------
                                       Six Months Ended
                                           June 30,
                                    ------------------------
        (In millions of dollars)       1999         1998
        --------------------------  ------------ -----------
        Sales                          $ 151.7    $ 153.0
        Operating income                  15.1       22.7

    The decrease in sales was due to lower selling prices and lower sales volumes.

    Operating income before special items, as a percentage of sales, was 10.0% in the first half of 1999, compared with 14.8% in 1998. The decline in 1999 was generally due to lower selling prices on manual and control-valve products, an unfavorable product mix, including a decline in replacement-parts business, and a slight increase in selling and administrative expense primarily due to the Valtek Engineering acquisition.

                              FLOW SOLUTIONS
                                 DIVISION
                           ----------------------
                              Six Months Ended
                                  June 30,
                           ----------------------
(In millions of dollars)      1999         1998
-------------------------- -----------  ---------
Sales                         $ 217.9    $ 214.8
Operating Income                 29.6       33.0

    Sales increased generally due to 1998 acquisitions.

    Operating income before special items, as a percentage of sales, decreased to 13.6% from 15.4% in 1998. The lower margins were generally due an unfavorable mix, lower selling prices and higher selling and administrative expenses, the result of an investment in additional personnel to support the growth of service operations and acquisition of new service centers.

CONSOLIDATED RESULTS

    The gross profit margin was 35.0% for the six months ended June 30, 1999, compared with 38.4% for the same period in 1998. The decrease was due to lower selling prices and an unfavorable product and market mix, as well as the Company's continued investment in service-related operations.

    Selling and administrative expense as a percentage of net sales was 24.5% for the six-month period ended June 30, 1999, compared with 24.4% for the corresponding 1998 period. The slight increase in selling and administrative expenses percentage was primarily due to 1998 acquisitions, increased expenses associated with some organizational changes and additional investments in personnel to support the growth of service operations. These factors were mitigated somewhat by cost-containment measures and merger benefits that reduced selling and administrative expense year-over-year by about $2.1 million.

    Research, engineering and development expense was $13.2 million for the six months of 1999, compared with $12.4 million during the same period last year. The higher level of spending was the result of an increased emphasis in this area.

    Interest expense during the first half of 1999 was $7.2 million, an increase of $0.5 million over the prior-year period primarily due to increased borrowing.

    Tax savings initiatives that were part of the merger integration tax planning project reduced the effective tax rate to 34.0% during the first half of 1999, compared with 35.0% during the same period in 1998.

    Earnings before special items for the first six months of 1999 were $24.1 million, or $0.64 per share. This was 37.2% below earnings before special items of $38.3 million, or $0.94 per share, for the same period in 1998. The reduction was generally due to the lower gross margin. Net earnings after special items were $18.9 million, or $0.50 per share, for the six months ended June 30, 1999, compared with $25.6 million, or $0.63 per share, for the same period in 1998. Special items were lower due to the completion of the initial phase of the merger integration program with current spending limited to Flowserver.

MERGER INTEGRATION PROGRAM

    In 1997, the Company developed a program designed to achieve the synergies planned for the merger of BW/IP and Durco. The program included facility rationalizations in North America and Europe, organizational realignments at the corporate and divisional levels, procurement initiatives, investments in training and support for service operations. In the fourth quarter of 1997, the Company recognized a one-time restructuring charge of $32,600 related to this program. As of June 30, 1999, the restructuring portion of the merger integration is complete. Since the inception of the program, the Company has incurred costs related to the program of $53,146. Of this amount, $4,406 was incurred during the second quarter of 1999, compared with $11,906 during the second quarter of 1998. Effective January 1, 1999, merger integration costs relate solely to the Company's business process improvement program "Flowserver."

    The Company's Board of Directors approved a $120 million investment in Flowserver. This business process improvement program has costs and benefits incremental to the initial merger integration program. Flowserver includes the standardization of the Company's processes and the implementation of a global information system to facilitate common best practices. The investment in Flowserver is expected to occur over a five-year period. Less than one-third of the costs associated with this program are expected to be capitalized, with the balance expensed. During 1999, it is estimated that expense associated with this program will be approximately $18 million.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flows from operating activities for the first six months of 1999 of $22.1 million were significantly above the negative $3.3 million during the same period in 1998. The increase in cash flows in 1999 was primarily due to a lower level of incentive payouts and reduced merger related payments.

    Capital expenditures, net of disposals, were $20.2 million during the first six months of 1999, compared with $17.5 million in the first six months of 1998. Capital expenditures were funded primarily by operating cash flows. Capital expenditures in 1999 included about $3.4 million related to Flowserver.

    During the second quarter of 1998, the Company initiated a $100 million share repurchase program. In 1998, the Company spent approximately $64.5 million to repurchase approximately 2.8 million, or 7.1% of its outstanding shares. The Company generally used credit facilities to fund the purchases. The timing of future repurchases depends on market conditions, the market price of Flowserve's common stock and management's assessment of the Company's liquidity and cash flow needs. During the first six months of 1999, the Company spent $3.3 million to repurchase an additional 206,700 shares. All of the shares were repurchased during the first quarter.

    At June 30, 1999, total debt was 37.5% of the Company's capital structure, compared with 37.2% at December 31, 1998. The interest coverage ratio of the Company's indebtedness was 5.0 times interest at June 30, 1999, compared with
6.6 times interest at December 31, 1998.

    The Company believes that internally generated funds, together with access to external capital resources, will be sufficient to satisfy existing commitments and plans and will provide adequate financial flexibility to take advantage of potential strategic business opportunities should they arise.

YEAR 2000 COSTS

    The Company has assessed how it might be impacted by the Year 2000 issue and has formulated and substantially completed implementation of a comprehensive plan to address all known concerns. The plan has not changed significantly since the end of the most recent fiscal year. The Year 2000 issue is briefly described below and is more fully described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

    With regard to information systems, production, and other equipment and products, the Company is 100% complete with the assessment and plan development phase. Planned remediation efforts, testing and implementation are more than 95% complete and the Company is not currently aware of any current material system issues that remain unresolved. The Company will continue its diligent efforts to identify and remedy potential Year 2000 issues through the end of the year.

    The Company is also working with its vendors and customers to ensure Year 2000 compliance throughout its supply chain. The Company developed a questionnaire that is used to survey vendors regarding compliance. In addition, the Company has prepared a standard letter outlining the importance of and commitment to resolving the Year 2000 issue in a timely manner, and this letter is used to respond to inquiries from customers. Although the review is continuing, the Company is not currently aware of any vendor or customer circumstances that may have a material adverse impact on the Company. The Company can provide no assurance that Year 2000 compliance plans will be successfully completed by suppliers and customers in a timely manner. The Company believes it has no significant exposure to contingencies related to the Year 2000 issue for the products it has sold.

    The Company's current estimate of the total cost for Year 2000 compliance is approximately $7.0 million, of which approximately $6.1 million had been incurred through June 30, 1999. Costs are being funded through operating cash flows. Virtually all of the amounts spent to date relate to the cost to repair or replace software and associated hardware. The Company's cost estimates include the amount specifically related to addressing Year 2000 issues, as well as costs for improved systems that are Year 2000 compliant. These systems would have been acquired in the ordinary course of business, but their acquisition was accelerated to ensure compliance by the Year 2000.

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

    The Company continues to investigate and analyze potential operational problems and related costs that would likely result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. In addition, the Company continues to monitor particular risks including nondelivery of goods and services from suppliers and vendors and the potential unavailability of utilities in international locations where the Company manufactures products.

    The Company believes that its most reasonably likely worst case scenario would relate to problems with the systems of third parties, rather than with the Company's internal operating systems. To mitigate potential non-compliance by vendors or customers, the Company is poised to seek alternative suppliers and purchase additional inventory prior to the end of the current year where circumstances warrant. If the lack of utilities or other adverse operational issues occur at any facility, the Company is prepared to transfer the manufacturing of its products to a functioning facility.

    The Company currently believes that the Year 2000 issue will not pose significant operational problems for the Company but will continue to evaluate the situation closely. There can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations. As the Year 2000 approaches, the Company will continue to monitor the situation closely internally and externally and take the necessary course of action to insure minimal disruption to its operations.

FORWARDING-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

    This Report on Form 10-Q and other written reports and oral statements made from time to time by the Company contain various forward-looking statements and includes assumptions about Flowserve's future market conditions, operations and results. These statements are based on current expectations and are subject to significant risks and uncertainties. They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Among the many factors that could cause actual results to differ materially from the forward-looking statements are: further changes in the already competitive environment for the Company's products or competitors' responses to Flowserve's strategies; political risks or trade embargoes affecting important country markets; the health of the petroleum, chemical and power industries; economic turmoil in areas outside the United States; continued economic growth within the United States; unanticipated difficulties or costs or reduction in benefits associated with the implementation of the Company's "Flowserver" business process improvement initiative, including software; the impact of the "Year 2000" computer issue; and unforeseen impediments and costs to realign the combined Company's facilities and other capabilities with its strategic and business conditions. The Company undertakes no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

    There have been no material changes in reported market risk since the end of 1998.

PART II  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) During the second quarter of 1999, the Company issued 13,229 shares of restricted common stock pursuant to an exemption from registration under
    Section 4(2) of the Securities Act of 1933. Shares were issued for the benefit of directors and certain employees.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Shareholders of the Company was held on April 22,
    1999.

(b) A proposal to approve the re-election of three Directors to the Board of Directors, in each case for a term of three years, was approved as follows with respect to each nominee for office:

                                                              Votes For          Votes Withheld
                                                        ------------------------ ---------------------

           Michael F. Johnston                                33,012,020               373,503
           Charles M. Rampacek                                33,093,037               292,486
           Kevin E. Sheehan                                   33,066,357               319,166

    The other Directors whose term continued after the meeting were Hugh K. Coble, Diane C. Harris, George T. Haymaker, Bernard G. Rethore, James O. Rollans and William C. Rusnack.

(c) A proposal to approve a restructuring of the Company's stock-based incentive plans by reducing the authorized shares under the Flowserve Corporation Restricted Stock Plan and adopting the Flowserve Corporation 1999 Stock Option Plan was approved by shareholders with 25,899,274 votes cast for the proposal, 3,944,386 votes cast against the proposal and an aggregate of 3,541,863 abstentions and broker nonvotes.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit - 10.1    Amendment No. 2 to Flowserve Corporation 1998 Restricted
    Stock Plan.

(b) Exhibit 10.2 Employment agreement between Flowserve Corporation and C. Scott Greer.

(c) Exhibit - 27. Financial Data Schedule

(d) There were no reports on Form 8-K filed during the quarter ended June 30, 1999.



                -------------------------------------------------

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    FLOWSERVE CORPORATION
                                    (Registrant)


                                    /s/ Renee J. Hornbaker
                                    --------------------------------------------
                                    Renee J. Hornbaker
                                    Vice President and Chief Financial Officer



Date:   August 13, 1999
-------------------------

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
10.1         Amendment No. 2 to Flowserve Corporation 1998 Restricted Stock Plan.

10.2         Employment agreement between Flowserve Corporation and C. Scott Greer.

27.          Financial Data Schedule