Form 10-Q
period 1999-09-30
FLOWSERVE CORP
filed 1999-11-12
CIK 30625

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       ----------------------------------


     For Quarter Ended September 30, 1999    Commission File Number 1-13179


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

                         YES  X        NO
                             ---          ---
SHARES OF COMMON STOCK, $1.25 PAR VALUE,
OUTSTANDING AS OF SEPTEMBER 30, 1999                                  37,323,714

                              FLOWSERVE CORPORATION
                                      INDEX

                                                                            Page
                                                                             No.
                                                                            ----
PART I.  FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

         Consolidated Statements of Income -
         Three Months Ended September 30, 1999 and 1998 (unaudited)           3

         Consolidated Statements of Comprehensive Income -
         Three Months Ended September 30, 1999 and 1998 (unaudited)           3

         Consolidated Statements of Income -
         Nine Months Ended September 30, 1999 and 1998 (unaudited)            4

         Consolidated Statements of Comprehensive Income -
         Nine Months Ended September 30, 1999 and 1998 (unaudited)            4

         Consolidated Balance Sheets -
         September 30, 1999 (unaudited) and December 31, 1998                 5

         Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 1999 and 1998  (unaudited)           6

         Notes to Consolidated Financial Statements                           7

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                           11

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS             18

PART II. OTHER INFORMATION

 ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                           18

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                    18

SIGNATURE                                                                    19

INDEX TO EXHIBITS                                                            20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                              FLOWSERVE CORPORATION
                                   (UNAUDITED)

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

                                                                 Three Months Ended September 30,
                                                                 --------------------------------
                                                                    1999                1998
                                                                 ------------        ------------
Sales                                                            $    253,973        $    264,776
Cost of sales                                                         165,658             165,196
                                                                 ------------        ------------
Gross profit                                                           88,315              99,580
    Selling and administrative expense                                 69,689              63,077
    Research, engineering and development expense                       5,905               6,431
    Merger integration expense                                          2,984               4,154
                                                                 ------------        ------------
Operating income                                                        9,737              25,918
    Interest expense                                                    3,940               3,141
    Other income, net                                                  (1,564)               (173)
                                                                 ------------        ------------
Earnings before income taxes                                            7,361              22,950
Provision for income taxes                                              2,503               8,033
                                                                 ------------        ------------
Earnings before cumulative effect of accounting change                  4,858              14,917
Cumulative effect of accounting change                                     --              (1,220)
                                                                 ------------        ------------
Net earnings                                                     $      4,858        $     16,137
                                                                 ============        ============

Earnings per share (diluted and basic):
    Before cumulative effect of accounting change                $       0.13        $       0.37
    Cumulative effect of accounting change                                 --                0.03
                                                                 ------------        ------------
Net earnings per share                                           $       0.13        $       0.40
                                                                 ============        ============

Average shares outstanding                                             37,739              40,497



CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

                                                             Three Months Ended September 30,
                                                            ----------------------------------
                                                                1999                  1998
                                                            ------------          ------------
Net earnings                                                $      4,858          $     16,137
    Foreign currency translation adjustments                       4,737                 4,341
                                                            ------------          ------------
Comprehensive income                                        $        121          $     11,796
                                                            ============          ============



See accompanying notes to consolidated financial statements.

                              FLOWSERVE CORPORATION
                                   (UNAUDITED)

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

                                                               Nine Months Ended September 30,
                                                              --------------------------------
                                                                  1999                1998
                                                              ------------        ------------
Sales                                                         $    798,556        $    803,821
Cost of sales                                                      519,561             497,051
                                                              ------------        ------------
Gross profit                                                       278,995             306,770
    Selling and administrative expense                             203,002             194,623
    Research, engineering and development expense                   19,103              18,870
    Merger integration expense                                      10,821              23,705
                                                              ------------        ------------
Operating income                                                    46,069              69,572
    Interest expense                                                11,143               9,844
    Other income, net                                               (1,036)             (2,545)
                                                              ------------        ------------
Earnings before income taxes                                        35,962              62,273
Provision for income taxes                                          12,227              21,796
                                                              ------------        ------------
Earnings before cumulative effect of accounting change              23,735              40,477
Cumulative effect of accounting change                                  --              (1,220)
                                                              ------------        ------------
Net earnings                                                  $     23,735        $     41,697
                                                              ============        ============

Earnings per share (diluted and basic):
         Before cumulative effect of accounting change        $       0.63        $       1.00
         Cumulative effect of accounting change                         --                0.03
                                                              ------------        ------------
Net earnings per share                                        $       0.63        $       1.03
                                                              ============        ============

Average shares outstanding                                          37,844              40,497




CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

                                                         Nine Months Ended September 30,
                                                         -------------------------------
                                                             1999               1998
                                                         ------------       ------------
Net earnings                                             $     23,735       $     41,697
    Foreign currency translation adjustments                    8,615             10,234
                                                         ------------       ------------
Comprehensive income                                     $     15,120       $     31,463
                                                         ============       ============


See accompanying notes to consolidated financial statements.

                              FLOWSERVE CORPORATION



CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

                                                         SEPTEMBER 30,       December 31,
                                                             1999                1998
                                                         ------------        ------------
                                                          (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                            $     17,917        $     24,928
    Accounts receivable, net                                  231,588             234,191
    Inventories                                               183,497             199,286
    Prepaids and other current assets                          25,163              28,885
                                                         ------------        ------------
                  Total current assets                        458,165             487,290
Property, plant and equipment, net                            214,679             209,032
Intangible assets, net                                         97,747              91,384
Other assets                                                   61,228              82,491
                                                         ------------        ------------
Total assets                                             $    831,819        $    870,197
                                                         ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                     $     73,873        $     76,745
    Notes payable                                                 950               3,488
    Income taxes                                                6,137              17,472
    Accrued liabilities                                        95,877             107,028
    Long-term debt due within one year                          2,588              14,393
                                                         ------------        ------------
Total current liabilities                                     179,425             219,126
Long-term debt due after one year                             212,758             186,292
Postretirement benefits and deferred items                    101,216             120,015
Commitments and contingencies
Shareholders' equity:
   Serial preferred stock, $1.00 par value
     Shares authorized - 1,000
     Shares issued and outstanding - None
   Common stock, $1.25 par value
     Shares authorized - 120,000
     Shares issued and outstanding - 41,484                    51,856              51,856
   Capital in excess of par value                              70,700              70,698
   Retained earnings                                          361,109             353,249
                                                         ------------        ------------
                                                              483,665             475,803
Treasury stock at cost - 4,161 and 3,817 shares               (95,995)            (90,404)
Accumulated other comprehensive expense                       (49,250)            (40,635)
                                                         ------------        ------------
         Total shareholders' equity                           338,420             344,764
                                                         ------------        ------------
Total liabilities and shareholders' equity               $    831,819        $    870,197
                                                         ============        ============


See accompanying notes to consolidated financial statements.

                              FLOWSERVE CORPORATION
                                   (Unaudited)



CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

                                                                                  Nine Months Ended September 30,
                                                                                --------------------------------
                                                                                    1999                1998
                                                                                ------------        ------------
CASH FLOWS - OPERATING ACTIVITIES:
    Net earnings                                                                $     23,735        $     41,697
    Adjustments to reconcile net earnings to net cash provided by operating activities:
                  Depreciation                                                        23,482              22,583
                  Amortization                                                         3,427               3.598
                  Loss on the sale of fixed assets                                       170                  13
                  Cumulative effect of accounting change                                  --              (1,220)
                  Change in assets and liabilities, net of effects of
                    acquisitions:
                           Accounts receivable                                         5,485               5,185
                           Inventories                                                20,206             (20,957)
                           Prepaid expenses                                            3,088               1,112
                           Other assets                                               10,335              (2,551)
                           Accounts payable                                           (5,814)             (1,623)
                           Accrued liabilities                                       (17,183)            (22,476)
                           Income taxes                                              (10,092)                564
                           Postretirement benefits and deferred items                (19,909)            (11,166)
                           Net deferred taxes                                          3,331                 612
                                                                                ------------        ------------
Net cash flows provided by operating activities                                       40,261              15,371
CASH FLOWS - INVESTING ACTIVITIES:
    Capital expenditures, net of disposals                                           (28,402)            (23,747)
    Payment for acquisitions, net of cash acquired                                    (6,365)            (12,190)
                                                                                ------------        ------------
Net cash flows used by investing activities                                          (34,767)            (35,937)
CASH FLOWS - FINANCING ACTIVITIES:
    Net (repayments) borrowings under lines of credit                                (10,684)              1,564
    Payments on long-term debt                                                       (11,404)            (10,543)
    Proceeds from long-term debt                                                      32,467              67,557
    Treasury share purchases                                                          (5,249)            (56,486)
    Other stock activity                                                              (1,232)             (1,787)
    Dividends paid                                                                   (15,877)            (16,926)
                                                                                ------------        ------------
Net cash flows used by financing activities                                          (11,979)            (16,621)
Effect of exchange rate changes                                                         (526)               (606)
                                                                                ------------        ------------
Net change in cash and cash equivalents                                               (7,011)            (37,793)
Cash and cash equivalents at beginning of year                                        24,928              58,602
                                                                                ------------        ------------
Cash and cash equivalents at end of period                                      $     17,917        $     20,809
                                                                                ============        ============

Taxes paid                                                                      $     23,563        $     22,232
Interest paid                                                                   $     10,985        $      7,501



See accompanying notes to consolidated financial statements.

                              FLOWSERVE CORPORATION
                                   (UNAUDITED)



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)


1. ACCOUNTING POLICIES - BASIS OF PRESENTATION

    The accompanying consolidated balance sheet as of September 30, 1999, the related consolidated statements of income and comprehensive income for the three months and nine months ended September 30, 1999 and 1998, and the statements of cash flows for the nine months ended September 30, 1999 and 1998, are unaudited. In management's opinion, all adjustments comprising normal recurring adjustments necessary for a fair presentation of such financial statements have been made. The accompanying consolidated financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X and do not contain certain information included in the Company's annual financial statements and notes to the financial statements. Accordingly, the accompanying consolidated financial information should be read in conjunction with the Company's 1998 Annual Report. Interim results are not necessarily indicative of results to be expected for a full year.

2. INVENTORIES

    Inventories are stated at lower of cost or market. Cost is determined for certain inventories by the last-in, first-out (LIFO) method and for other inventories by the first-in, first-out (FIFO) method.


    Inventories and the method of determining costs were:

                                     SEPTEMBER 30,        December 31,
                                         1999                 1998
                                     ------------         ------------
Raw materials                        $     30,761         $     26,088
Work in process and
    finished goods                        200,343              226,843
Less:  Progress billings                   (8,402)             (15,024)
                                     ------------         ------------
                                          222,702              237,907
LIFO reserve                              (39,205)             (38,621)
                                     ------------         ------------
Net inventory                        $    183,497         $    199,286
                                     ============         ============

Percent of inventory
    accounted for by LIFO                      62%                  61%
Percent of inventory
    accounted for by FIFO                      38%                  39%


3. EARNINGS PER SHARE

    The Company's potentially dilutive common stock equivalents have been immaterial for all periods presented. Accordingly, basic earnings per share is equal to diluted earnings per share and is presented on the same line for income statement presentation.

4. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In 1998, the Financial Accounting Standards Board issued Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Software Developed or Obtained for Internal Use." SOP 98-1 is effective for fiscal periods beginning after December 15, 1998, and establishes guidelines to determine whether software-related costs should be capitalized or expensed. The Company is currently accounting for software costs in accordance with these guidelines.

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

    In 1997, the Company developed a merger integration program that included facility rationalizations in North America and Europe, organizational realignments at the corporate and divisional levels, procurement initiatives, investments in training and support for service operations. In the fourth quarter of 1997, the Company recognized a one-time restructuring charge of $32,600 related to this program. During the first six months of 1999, remaining severance costs of $2,700 were paid and charged against the restructuring reserve. The Company paid severance to approximately 331 employees.

    As of June 30, 1999, the restructuring portion of the merger integration had been completed. Since the inception of the merger integration program, the Company has incurred costs related to the program of $56,130. Of this amount, $2,984 was incurred during the third quarter of 1999, compared with $4,154 during the third quarter of 1998. Effective January 1, 1999, merger integration costs relate solely to the Company's business process improvement program, "Flowserver."

    The Company's Board of Directors approved a $120 million investment in Flowserver. This business process improvement program has costs and benefits incremental to the initial merger integration program. Flowserver includes the standardization of the Company's processes and the implementation of a global information system to facilitate common best practices. The Company is in the process of re-evaluating its implementation plan for Flowserver. As a result, the Company expects to reduce its Year 2000 investment in Flowserver. The overall duration of the program also may extend beyond its originally planned five years. During the first nine months of 1999, the Company incurred costs associated with this project of $10,821 recorded as merger integration expense. During 1999, it is estimated that the expense associated with this program will be approximately $13 million. In addition, about $10 million of related capital is expected to be incurred in 1999. Since the inception of the Flowserver initiative, the Company has capitalized costs totaling $7,682 relating to this program.

6. SEGMENT INFORMATION

    The Company has three divisions, each of which constitutes a business segment. Each division manufactures different products and is defined by the type of products and services provided. Each division has a President, who reports directly to the Office of the Chief

Executive, and a Division Controller. For decision-making purposes, the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and other members of upper management use financial information generated and reported at the division level. The Company also has a corporate headquarters that does not constitute a separate division or business segment. Amounts classified as All Other include Corporate Headquarter costs and other minor entities that are not considered separate segments.

The Company evaluates segment performance and allocates resources based on operating income or loss before special items and taxes. Intersegment sales and transfers are recorded at cost plus a profit margin. Minor reclassifications have been made to certain previously reported information to conform to the current business configuration.


                                                 ROTATING         FLOW           FLOW                      CONSOLIDATED
NINE MONTHS ENDED SEPTEMBER 30, 1999             EQUIPMENT       CONTROL       SOLUTIONS     ALL OTHER        TOTAL
---------------------------------------------- -------------- -------------- -------------- ------------- ---------------
SALES TO EXTERNAL CUSTOMERS                       $267,945       $212,442       $312,910     $  5,259        $798,556
INTERSEGMENT SALES                                   4,497         10,207         11,361      (26,065)             --
SEGMENT OPERATING INCOME (BEFORE                    16,484         20,671         42,032      (22,297)         56,890
   SPECIAL ITEMS)

IDENTIFIABLE ASSETS                               $243,723       $211,894       $297,213     $ 78,989        $831,819


                                                 Rotating         Flow           Flow                      Consolidated
Nine months ended September 30, 1998             Equipment       Control       Solutions     All Other        Total
---------------------------------------------- -------------- -------------- -------------- ------------- ---------------
Sales to external customers                       $271,890       $219,318       $307,258     $  5,355        $803,821
Intersegment sales                                   4,853         10,651         12,195      (27,699)             --
Segment operating income (before                    27,059         31,866         47,775      (13,423)         93,277
   special items)

Identifiable assets                               $301,821       $233,703       $259,022     $ 67,682        $862,228


    Reconciliation of the total segment operating income before special items (merger-related expenses) to consolidated earnings before income taxes follows:

                                                          Nine Months Ended September 30,
                                                         --------------------------------
                                                             1999                1998
                                                         ------------        ------------
Total segment operating income (before special
     items and corporate expenses)                       $     79,187        $    106,700
Corporate expenses and other                                   22,297              13,423
Merger integration expense                                     10,821              23,705
Interest expense                                               11,143               9,844
Other expense (income)                                         (1,036)             (2,545)
                                                         ------------        ------------
Earnings before income taxes                             $     35,962        $     62,273
                                                         ============        ============

7.  SHARE REPURCHASE PROGRAM

    During the second quarter of 1998, the Company initiated a $100 million share repurchase program. In 1998, the Company spent approximately $64.5 million to repurchase approximately 2.8 million, or 7.1% of its outstanding shares. During the nine months ended September 30, 1999, the Company spent about $5.3 million to repurchase an additional 325,300 shares. During the third quarter, 118,600 of the shares were repurchased at a price of $1.9 million. The Company generally used credit facilities to fund the purchases.

8.  ACQUISITION

    During September 1999, the Company agreed to acquire certain assets and liabilities of Honeywell's industrial control-valve product line and production equipment located near Frankfurt, Germany. The Company expects to complete the phased move of this operation to its existing control-valve manufacturing facilities in Europe by the middle of 2000. This business generated revenues of about $10 million in 1998.


              ----------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1999

    In general, results for the third quarter of 1999 were lower than the corresponding period in the previous year due to weaker market conditions and a resultant increasingly competitive environment. Sales decreased 4.1% to $254.0 million for the three months ended September 30, 1999, compared with $264.8 million for the same period in 1998. The change in sales is discussed further in the following section on business segments. Net sales to international customers, including export sales from the U.S., were approximately 51% during the third quarter of 1999, compared with 50% during the third quarter of 1998. Bookings (incoming orders for which there are purchase commitments) were $259.0 million, 2.1% higher than the third quarter of 1998 when bookings were $253.8 million.

BUSINESS SEGMENTS

    Flowserve manages its operations through three business segments: Rotating Equipment Division (RED) for petroleum, nuclear and chemical process centrifugal pumps; Flow Control Division (FCD) for automated and manual quarter-turn valves, control valves and nuclear valves and valve actuators; and Flow Solutions Division (FSD) for precision mechanical seals and flow management services.

    Each business segment has been negatively impacted, to a greater or lesser degree, by unfavorable market conditions for the Company's chemical and petroleum customers. The unfavorable market conditions have resulted in a highly competitive environment in which flow control companies' customers pursue a more limited amount of spending. This has lowered selling prices that have reduced margins. Margins are also lower year-over-year due to an unfavorable product mix and reduced volumes in certain operations.

    Sales and operating income before special items (merger-related expenses) for each of the three business segments are:

                                 ROTATING EQUIPMENT
                                     DIVISION
                            ---------------------------
                                Three Months Ended
                                   September 30,
                            ---------------------------
(In millions of dollars)        1999           1998
-------------------------------------------------------
Sales                          $ 82.7         $ 90.1
Operating income                  4.9            8.4


    The sales decrease in 1999 was generally due to reduced backlog and lower chemical process pump bookings.

    Operating income before special items, as a percentage of sales, declined to approximately 5.9% in 1999 from about 9.3% in the prior-year period. The segment's results were negatively affected by unfavorable mix, lower volumes and reduced selling prices, all of which were only partially offset by a reduction in operating expenses. The product mix between standard chemical-process and petroleum pumps continues to be unfavorable, and parts sales were lower than the comparable prior-year period.

                               FLOW CONTROL DIVISION
                            ---------------------------
                                Three Months Ended
                                   September 30,
                            ---------------------------
(In millions of dollars)        1999           1998
-------------------------------------------------------
Sales                          $ 71.0         $ 77.0
Operating income                  5.6            9.2


    The decrease in sales was due to reduced backlog and lower book-to-build volume during the quarter.

    Operating income before special items, as a percentage of sales, was 7.9% in the third quarter of 1999, compared with 11.9% in 1998. The decline in 1999 was generally due to lower selling prices, an unfavorable product mix and lower volumes.

                             FLOW SOLUTIONS DIVISION
                            ---------------------------
                                Three Months Ended
                                   September 30,
                            ---------------------------
  (In millions of dollars)      1999         1998
-------------------------------------------------------
Sales                         $ 106.4      $ 104.7
Operating Income                 14.1         14.8

    Sales were slightly higher than the prior-year period due to acquisitions made since the third quarter of 1998.

    Operating income before special items, as a percentage of sales, decreased to 13.3% from 14.1% in 1998. The lower margins were generally due to reduced selling prices, lower "same store" service center volumes and unfavorable mix.

CONSOLIDATED RESULTS

    The gross profit margin was 34.8% for the three months ended September 30, 1999, compared with 37.6% for the same period in 1998. The decrease was due to lower selling prices and unfavorable product and market mix, as well as reduced business in volume-sensitive operations.

    Selling and administrative expense as a percentage of net sales was 27.4% for the three-month period ended September 30, 1999, compared with 23.8% for the corresponding 1998 period. The increase was generally due to expenses related to the implementation of a consolidated benefit program and other personnel-related costs in 1999. In addition, the comparable period in 1998 was unusually low due to lower sales commissions, lower accruals for performance incentives and other cost control initiatives.

    Research, engineering and development expense was $5.9 million for the third quarter of 1999, compared with $6.4 million during the same period last year. The lower level of spending was generally the result of cost control initiatives.

    Interest expense during the third quarter of 1999 was $3.9 million, up $0.8 million from the same period in 1998 due to higher interest rates and increased borrowing levels due to the share repurchase program.

    Tax savings initiatives that were part of the merger integration tax planning project reduced the effective tax rate to 34.0% during the third quarter of 1999, compared with 35.0% during the same period in 1998.

    Earnings before special items for the third quarter of 1999 were $6.8 million, or $0.18 per share. This was 58.5% below earnings before special items of $17.6 million, or $0.44 per share, for the same period in 1998. The reduction was generally due to a lower gross margin and higher selling and administrative expenses. Net earnings after special items were $4.9 million, or $0.13 per share, for the three months ended September 30, 1999, compared with $16.1 million, or $0.40 per share, for the same period in 1998. Special items were lower due to the completion of the initial phase of the merger integration program with current spending limited to Flowserver.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1999

    In general, results for the first nine months of 1999 were lower than the corresponding period in the previous year due to weaker market conditions and an increasingly competitive environment. Sales decreased slightly to $798.6 million for the nine months ended September 30, 1999, compared with $803.8 million for the same period in 1998. The change in sales is discussed further in the following section on business segments. Net sales to international customers, including export sales from the U.S., were approximately 52% during the first nine months of 1999, compared with 50% during the first nine months of 1998. Bookings (incoming orders for which there are purchase commitments) were $763.2 million, 6.4% lower than the first nine months of 1998 when bookings were $815.5 million.

BUSINESS SEGMENTS

    Each business segment has been negatively impacted, to a greater or lesser degree, by unfavorable market conditions for the Company's chemical and petroleum customers. This has resulted in a highly competitive environment in which flow control companies' customers pursue a more limited amount of spending. This has lowered selling prices which have reduced margins. Margins are also lower year-over-year due to unfavorable product mix and reduced volumes in certain operations.

    Sales and operating income before special items (merger-related expenses) for each of the three business segments are:

                                 ROTATING EQUIPMENT
                                      DIVISION
                            ---------------------------
                                  Nine Months Ended
                                    September 30,
                            ---------------------------
(In millions of dollars)          1999        1998
-------------------------------------------------------
Sales                           $ 272.4     $ 276.7
Operating income                   16.5        27.1


    Sales in 1999 were slightly below the prior year period. Lower volumes of chemical process pumps and parts were partially offset by reduced backlog.

    Operating income before special items, as a percentage of sales, declined to approximately 6.1% in 1999 from about 9.8% in the prior-year period. The decline was due to reduced sales and lower margins resulting from an unfavorable product and market mix and lower selling prices.

                                    FLOW CONTROL DIVISION
                                   ------------------------
                                      Nine Months Ended
                                        September 30,
                                   ------------------------
        (In millions of dollars)         1999       1998
        ---------------------------------------------------
        Sales                          $ 222.6    $ 230.0
        Operating income                  20.7       31.9

    The decrease in sales was due to lower bookings and sales volumes.

    Operating income before special items, as a percentage of sales, was 9.3% in the first nine months of 1999, compared with 13.9% in 1998. The decline in 1999 was generally due to lower volumes, reduced selling prices, an unfavorable product mix--including a decline in replacement-parts business--and a slight increase in selling and administrative expense primarily due to the Valtek Engineering acquisition.

                           FLOW SOLUTIONS DIVISION
                           -------------------------
                              Nine Months Ended
                                September 30,
                           -------------------------
(In millions of dollars)         1999         1998
-------------------------- ------------ ------------
Sales                         $ 324.3      $ 319.5
Operating Income                 42.0         47.8

    Sales increased generally due to a fourth quarter 1998 acquisition.

    Operating income before special items, as a percentage of sales, decreased to 13.0% from 15.0% in 1998. The lower margins were generally due an unfavorable mix, lower selling prices, and higher selling and administrative expenses related to additional personnel to support the growth of service operations.

CONSOLIDATED RESULTS

    The gross profit margin was 34.9% for the nine months ended September 30, 1999, compared with 38.2% for the same period in 1998. The decrease was due to lower selling prices, unfavorable product and market mix and lower volumes.

    Selling and administrative expense as a percentage of net sales was 25.4% for the nine-month period ended September 30, 1999, compared with 24.2% for the corresponding 1998 period. The increase in selling and administrative expenses was primarily due to 1998 acquisitions, increased expenses associated with some organizational changes and additional investments in personnel to support the growth of service operations. These factors were mitigated somewhat by cost-containment measures and merger benefits that reduced selling and administrative expense year-over-year by about $2.6 million.

    Research, engineering and development expense was $19.1 million for the first nine months of 1999, compared with $18.9 million during the same period last year.

    Interest expense during the first nine months of 1999 was $11.1 million, an increase of $1.3 million over the prior-year period, primarily the result of higher interest rates and increased borrowing levels due to the share repurchase program.

    Tax savings initiatives that were part of the merger integration tax planning project reduced the effective tax rate to 34.0% during the first nine months of 1999, compared with 35.0% during the same period in 1998.

    Earnings before special items for the first nine months of 1999 were $30.9 million, or $0.82 per share. This was 44.8% below earnings before special items of $55.9 million, or $1.38 per share, for the same period in 1998. The reduction was generally due to the lower gross margin. Net earnings after special items were $23.7 million, or $0.63 per share, for the nine months ended September 30, 1999, compared with $41.7 million, or $1.03 per share, for the same period in 1998. Special items were lower due to the completion of the initial phase of the merger integration program with current spending limited to Flowserver.

MERGER INTEGRATION PROGRAM

    In 1997, the Company developed a program designed to achieve the synergies planned for the merger of BW/IP and Durco. The program included facility rationalizations in North America and Europe, organizational realignments at the corporate and divisional levels, procurement initiatives, investments in training and support for service operations. In the fourth quarter of 1997, the Company recognized a one-time restructuring charge of $32,600 related to this program. As of June 30, 1999, the restructuring portion of the merger integration had been completed. Since the inception of the program, the Company has incurred costs related to the program of $56,130. Of this amount, $2,984 was incurred during the third quarter of 1999, compared with $4,154 during the third quarter of 1998. Effective January 1, 1999, merger integration costs relate solely to the Company's business process improvement program "Flowserver."

    The Company's Board of Directors approved a $120 million investment in Flowserver. This business process improvement program has costs and benefits incremental to the initial merger integration program. Flowserver includes the standardization of the Company's processes and the implementation of a global information system to facilitate common best practices. The Company is in the process of re-evaluating its implementation plan for Flowserver. As a result, the Company expects to reduce its Year 2000 investment in Flowserver. The overall duration of the program also may extend beyond its originally planned five years. During 1999, it is estimated that expense associated with this program will be approximately $13 million.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flows from operating activities for the first nine months of 1999 of $40.3 million were significantly above the $15.4 million during the same period in 1998. The increase in cash flows in 1999 was primarily due to a lower level of incentive payouts and reduced merger related payments.

    Capital expenditures, net of disposals, were $28.4 million during the first nine months of 1999, compared with $23.7 million in the first nine months of 1998. Capital expenditures were funded primarily by operating cash flows. Capital expenditures in 1999 included about $6.1 million related to Flowserver.

    During the second quarter of 1998, the Company initiated a $100 million share repurchase program. In 1998, the Company spent approximately $64.5 million to repurchase approximately 2.8 million, or 7.1% of its outstanding shares. The Company generally used credit facilities to fund the purchases. The timing of future repurchases depends on market conditions, the market price of Flowserve's common stock and management's assessment of the Company's liquidity and cash flow needs. During the first nine months of 1999, the Company spent about $5.3 million to repurchase an additional 325,300 shares. During the third quarter, 118,600 of the shares were repurchased at a price of $1.9 million.

    At September 30, 1999, total debt was 39.0% of the Company's capital structure, compared with 37.2% at December 31, 1998. The interest coverage ratio of the Company's indebtedness was 6.6 times interest at September 30, 1999, compared with 9.5 times interest at December 31, 1998.

    Effective October 7, 1999, the Company entered into new revolving credit facilities that provide borrowing capabilities up to $460 million with the ability to increase borrowings to $600 million in the future.

    The Company believes that internally generated funds, together with access to external capital resources, will be sufficient to satisfy existing commitments and plans and will provide adequate financial flexibility to take advantage of potential strategic business opportunities should they arise.

YEAR 2000 COSTS

    Flowserve Corporation began preparing for the Year 2000 almost two years ago. The Company assessed how it might be impacted by the Year 2000 issue and formulated and substantially completed implementation of a comprehensive plan to address all known concerns. The plan has not changed significantly since the end of the most recent fiscal year. To the best of the Company's knowledge, all mission critical business and non-IT systems will now support its ability to provide products and services into the next century. The Year 2000 issue is briefly described below and is more fully described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

    With regard to information systems, production, and other equipment and products, the Company is 100% complete with the assessment and plan development phase. Planned remediation efforts, testing and implementation are also 100% complete and the Company is not currently aware of any current material system issues that remain unresolved. The Company will continue its diligent efforts to identify and remedy potential Year 2000 issues through the end of the year.

    The Company is also working with its vendors and customers to ensure Year 2000 compliance throughout its supply chain. An important component of Year 2000 activities has been to survey suppliers regarding compliance and to communicate with them on an on-going basis to do everything feasible to ensure that production and delivery plans can be achieved. In addition, the Company has prepared a standard letter outlining the importance of and commitment to resolving the Year 2000 issue in a timely manner, and this letter is used to respond to inquiries from customers. Although the review is continuing, the Company is not currently aware of any vendor or customer circumstances that may have a material adverse impact on the Company. The Company can provide no assurance that Year 2000 compliance plans will be successfully completed by suppliers and customers in a timely manner. The Company believes it has no significant exposure to contingencies related to the Year 2000 issue for the products it has sold.

    The Company's estimate of the total cost for Year 2000 compliance was originally approximately $7.0 million. To date, approximately $6.1 million has been incurred and no major additional significant expenditures are expected. Costs are being funded through operating cash flows. Virtually all of the amounts spent to date relate to the cost to repair or replace software and associated hardware. The Company's cost estimates include the amount specifically related to addressing Year 2000 issues, as well as costs for improved systems that are Year 2000 compliant. These systems would have been acquired in the ordinary course of business, but their acquisition was accelerated to ensure compliance by the Year 2000.

    Incremental spending in addition to the $6.1 million is not expected to be material because most Year 2000 compliance costs include items that are part of the standard procurement and maintenance of the Company's information systems and production and facilities equipment. Other non-Year 2000 efforts have not been materially delayed or impacted by the Company's Year 2000 initiatives.

    The Company continues to investigate and analyze potential operational problems and related costs that would likely result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. In addition, the Company continues to monitor particular risks including non-delivery of goods and services from suppliers and vendors and the potential unavailability of utilities in international locations where the Company manufactures products.

    The Company believes that its most reasonably likely worst case scenario would relate to problems with the systems of third parties, rather than with the Company's internal operating systems. To mitigate potential non-compliance by vendors or customers, the Company is poised to seek alternative suppliers and purchase additional inventory prior to the end of the current year where circumstances warrant. If the lack of utilities or other adverse operational issues occur at any facility, the

Company believes it would be able to transfer the manufacturing of its products to a functioning facility.

    The Company currently believes that the Year 2000 issue will not pose significant operational problems for the Company but will continue to evaluate the situation closely. There can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations. As the Year 2000 approaches, the Company will continue to monitor the situation closely internally and externally and take the necessary course of action to insure minimal disruption to its operations. The Company expects that its early and thorough preparation will enable it to meet the needs of its customers and stakeholders without significant interruption on and after January 1, 2000.

-------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

    There have been no material changes in reported market risk since the end of 1998.

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) During the third quarter of 1999, the Company issued 167,500 shares of restricted common stock pursuant to an exemption from registration under
    Section 4(2) of the Securities Act of 1933. Shares were issued for the benefit of certain officers.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 10.1 Loan agreement between Flowserve Corporation and C. Scott
    Greer.

(b) Exhibit 10.2 Flowserve Corporation Executive Equity Incentive Plan amended and restated effective July 21, 1999.

(c) Exhibit - 27. Financial Data Schedule.

(d) There were no reports on Form 8-K filed during the quarter ended September 30, 1999.


                      -----------------------------------

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



                                   FLOWSERVE CORPORATION
                                   (Registrant)


                                   /s/ Renee J. Hornbaker
                                   --------------------------------------------
                                   Renee J. Hornbaker
                                   Vice President and Chief Financial Officer



Date:  November 12, 1999
-------------------------

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER               DESCRIPTION
-------              -----------
10.1                 Loan Agreement between Flowserve Corporation and C. Scott
                     Greer

10.2 Flowserve Corporation Executive Equity Incentive Plan amended and restated effective July 21, 1999

27                   Financial Data Schedule