Form 10-K405
period 1999-12-31
FLOWSERVE CORP
filed 2000-03-24
CIK 30625

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-13179

                              FLOWSERVE CORPORATION
             (Exact name of registrant as specified in its charter)
                NEW YORK                               31-0267900
      ------------------------------               -------------------
      State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)               Identification No.)

      222 W. LAS COLINAS BOULEVARD
               SUITE 1500
              IRVING, TEXAS                              75039
   ----------------------------------------           -------------
   (Address of principal executive offices)            (Zip Code)

 REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (972) 443-6500
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock held by non-affiliates of the registrant as of February 15, 2000 was approximately $450.3 million.

The number of shares outstanding of the registrant's common stock as of February 15, 2000: 37,825,600 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement dated March 16, 2000 are incorporated by reference into Part III of this Form 10-K.

Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1999, are incorporated by reference into Parts I, II and IV of this Form 10-K.

                                     PART I


ITEM 1.    BUSINESS

Flowserve Corporation ("Flowserve") was incorporated in the State of New York on May 1, 1912. On July 22, 1997, Flowserve (formerly known as Durco International Inc. and The Duriron Company, Inc.) merged with BW/IP, Inc. ("BW/IP") creating one of the world's leading providers of industrial flow management services. All references herein to the "Company" or "Flowserve" refer collectively to Flowserve and its subsidiaries unless otherwise indicated by the context.

Flowserve is principally engaged in the design, manufacture, distribution and service of industrial flow management equipment throughout the world. The Company provides pumps, valves and mechanical seals primarily for the refinery and pipeline segments of the petroleum industry, the chemical processing industry, the power generation industry and other industries requiring flow management products and services. Flowserve manufactures certain standard products, but specializes in the development of precision engineered equipment for critical service applications where high reliability is required. The Company's materials expertise, design and engineering capabilities and applications know-how have enabled it to develop product lines that are responsive to customers' needs for manufacturing efficiency, reduced maintenance cost, and avoidance of premature equipment failure.

An important element of Flowserve's business is its successful emphasis on providing aftermarket products and services. These services consist of supplying parts, making repairs and providing a variety of technical services for the upgrade or retrofit of equipment to extend its useful life or improve its operating characteristics. In January 2000, the Company expanded its service and repair capabilities for process-industry customers through its acquisition of Innovative Valve Technologies, Inc., ("Invatec") at a cost of approximately $100 million, including assumed debt. Invatec is engaged principally in providing comprehensive maintenance, repair, replacement and value-added distribution services for valves, piping systems, instrumentation and other process-system components.

In February 2000, the Company announced its agreement to acquire Ingersoll-Dresser Pump Company ("IDP") for $775 million in cash. The transaction is subject to regulatory approval and is expected to close in mid-April 2000. IDP manufactures a broad range of centrifugal, reciprocating and rotary pumps. After this acquisition, the Company expects to be the world's second largest engineered pump company.

Unless otherwise specifically stated to the contrary in the following text, the impact of the Invatec acquisition and the agreement to acquire IDP on the Company's business operations or financial performance is not included in this Annual Report on Form 10-K.

The Company operates in three business segments: Rotating Equipment, Flow Control and Flow Solutions. Included in Note 13 to the consolidated financial statements on pages 44 and 45 of the 1999 Annual Report to Shareholders, provided as part of Item 8 of this Form 10-K and incorporated herein by reference, is information concerning the Company's sales, operating income and identifiable assets by business and geographic segment for each year in the three-year period ended December 31, 1999. For a significant portion of its products, the Company's domestic operations supply each other and the Company's foreign manufacturing subsidiaries with components and subassemblies.

In December 1999, the Company announced a planned restructuring of its operations to streamline the Company for better value and to improve asset utilization. Under this plan, the Company intends to close 10 facilities and incur a restructuring charge of $15.9 million, plus related expenses totaling $10.8 million of special items.

ROTATING EQUIPMENT

PRODUCTS

Through its Rotating Equipment Division business segment, the Company designs, manufactures and distributes pumps and related equipment (in addition to the products to be acquired upon the expected closing of the IDP acquisition). Pump products accounted for approximately 33%, 34% and 35% of the Company's sales to external customers in 1999, 1998 and 1997, respectively. Pumps are manufactured to industry-recognized standards, including those set by the American Petroleum Institute (API), the American National Standards Institute (ANSI) and the International Standards Organization (ISO).

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

MARKETING AND DISTRIBUTION

Pumps or pump components are produced in plant facilities in the United States, Mexico, Argentina, Belgium and The Netherlands. Pump manufacturing facilities in The Netherlands and Belgium are key sources of pumps sold in Europe, Africa and the Middle East. The Argentine facility provides products primarily for Argentine customers, but also serves customers in other South American countries. The Company's Mexican operation manufactures pumps for export and for Mexican customers. Large vertical circulating pumps manufactured in Mexico are distributed worldwide. A majority-owned joint venture in India, which began production in late 1997, manufactures ANSI and ISO pump components which are generally assembled in Belgium.

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

The Company could face liability in excess of its own commercial or government provided insurance if any of its products were found to contribute to an accident at a nuclear power facility or at other industrial facilities. The Company does not maintain nuclear liability insurance for the United States or Canada, but maintains an aggregate of up to $15 million in nuclear liability insurance for all other countries. The Federal Price-Anderson Act of 1954 provides U.S. nuclear utilities with a system of no-fault insurance coverage in an amount up to approximately $8.7 billion for third party losses or damages resulting from a nuclear incident.

BACKLOG

The Rotating Equipment Division's backlog of orders at December 31, 1999, was $144.0 million, compared to $162.7 million at December 31, 1998. The Company believes that a high percentage of the current backlog will be shipped by December 31, 2000.

FLOW CONTROL

PRODUCTS

Through its Flow Control Division business segment, the Company designs, manufactures and distributes quarter-turn manual valves, automatic control valves, actuators, and related components. Valve products accounted for approximately 27%, 28% and 27% of the Company's sales to external customers in 1999, 1998 and 1997, respectively. Valves are used to control the flow of liquids and gases. Valve products for industrial processing systems include plug and butterfly valves made of various metals, alloys and plastics and lined ball valves. Actuators and other control accessories manufactured by the Company are either sold independently or mounted on valves to move them from open to closed positions and to various specified positions in between. Valve products for the nuclear power market include a complete line of gate, globe and check valves (including valve actuators). Automatic control valves include high pressure valves, rotary valves, and anti-noise and anti-cavitation valves. These valves are generally sold with an actuator. "Smart" valve technologies have been incorporated into various control valve products to provide more efficient process control. Through a technology alliance with Honeywell Inc., a manufacturer of computerized control systems and software for process plants, the Company's "smart" and control valve technologies are being incorporated in Honeywell's distributed control systems.

MARKETING AND DISTRIBUTION

Valves are produced at facilities in the United States, Australia, France, Germany and Switzerland. Actuators are produced at facilities in the United States, Germany, France and Italy. Two Company majority-owned joint ventures in India manufacture valves for export to U.S., Asian and European markets. In 1999 the Company acquired certain assets and liabilities of Honeywell, Inc.'s industrial control valve business in Maintal, Germany and relocated the production of this product line to its plant in Thiers, France. In 1998 the Company acquired Valtek Engineering Division of Rolls Royce plc, a former licensee with territorial rights covering certain company control valves in parts of Europe, the Middle East and Africa.

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

BACKLOG

The Flow Control Division's backlog of orders at December 31, 1999 was $66.2 million, compared to $69.8 million at December 31, 1998. The Company believes that virtually all of the current backlog will be shipped by December 31, 2000.

FLOW SOLUTIONS

PRODUCTS

Through its Flow Solutions Division business segment, the Company designs, manufactures and distributes mechanical seals and sealing systems and provides service and repair for flow control equipment used in process industries. Mechanical seal products and flow management services and repairs accounted for approximately 40%, 38% and 36% of the Company's sales to external customers in 1999, 1998 and 1997, respectively.

The mechanical seal is critical to the smooth operation of centrifugal pumps, compressors and mixers because mechanical seals help prevent leakage between a rotating shaft and a stationary casing. In doing so, mechanical seals reduce shaft wear on pumps, compressors and mixers used in many industries. The Company's seals are used on a variety of pumps, mixers, compressors, steam turbines and specialty equipment, principally in the oil refining and chemical processing industries. The Company also manufactures a dry gas seal used in gas transmission and oil and gas production markets. Under the Flow Solutions Division organization, the Company has established a global network of service facilities throughout the world which has the capability to provide service, repair and diagnostics for rotating equipment, including pumps, turbines, mixers and compressors, as well as numerous types of valves and mechanical seals. In addition to the January 2000 acquisition of Invatec, the Company sees the opportunity to expand this service repair business, as many of its customers look for alternatives to their own in-house maintenance capabilities or to small and independent service facilities with limited expertise.

MARKETING AND DISTRIBUTION

Mechanical seals are primarily produced in facilities in the United States, The Netherlands, Germany, Mexico, Argentina, Brazil, Singapore, New Zealand, Australia and Japan. Seal manufacturing facilities in The Netherlands and Germany are key sources of seals sold in Europe, Africa and the Middle East.

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

Fully equipped service centers of this Division provide equipment maintenance, including major repairs, advanced diagnostics, installation, commissioning, re-rate and retrofit programs and full machining capabilities. A network of quick response centers provides local engineering, manufacturing and assembly capabilities for mechanical seals, as well as seal inventory.

BACKLOG

The Flow Solutions Division's backlog of orders at December 31, 1999, was $58.8 million compared to $56.4 million at December 31, 1998. The Company believes that virtually all of the current backlog will be shipped by December 31, 2000.

GENERAL BUSINESS

COMPETITION

The markets for the Company's products are highly competitive. Competition occurs on the basis of price, technical expertise, delivery, contractual terms, previous installation history and reputation for quality. Delivery speed and the proximity of service centers are important with respect to aftermarket products. Customers are generally more likely to rely on the Company than competitors for Company aftermarket products relating to its more highly engineered and customized products than for its standard products. Price competition tends to be more significant for OE manufacturers than aftermarket services and has been generally increasing. In the aftermarket portion of its service business, the Company competes against both large and well-established national or global competitors and, in some markets, against smaller regional and local companies, as well as the in-house maintenance departments of the Company's end-user customers. In the sale of aftermarket products and services, the Company benefits from the large installed base of pumps which require maintenance, repair and replacement parts.

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

RESEARCH AND DEVELOPMENT

The Company conducts research and development at its own facilities in various locations. In 1999, 1998 and 1997, the Company spent approximately $15.1 million, $14.7 million, and $14.8 million, respectively, on Company-sponsored research and development, primarily for new product development and extensions.

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

CUSTOMERS

The Company sells to a wide variety of customers. No individual customer accounted for more than 10% of the Company's 1999 net sales.

RISKS OF INTERNATIONAL BUSINESS

In 1999, 42% of the Company's sales were outside the United States. The Company's activities thus are subject to the customary risks of operating in an international environment, such as unstable political situations, local laws, the potential imposition of trade restrictions or tariff increases and the relationship of the U.S. dollar to other currencies. The impact of these conditions is mitigated somewhat by the strength and diversity of the Company's product lines and geographic coverage. To minimize the impact of foreign exchange rate movements on its operating results, the Company enters into forward exchange contracts to hedge specific foreign currency denominated transactions. See Note 1 to consolidated financial statements on pages 35 and 36 of the 1999 Annual Report to Shareholders, which is incorporated by reference in this Form 10-K. The Company conducts substantial business activities in the Middle East.

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

EMPLOYEES AND LABOR RELATIONS

The Company and its subsidiaries employ approximately 7,000 persons of whom approximately 55% work in the United States. The Company's hourly employees at its three principal U.S. pump manufacturing plants in Vernon, California, Dayton, Ohio, and Tulsa, Oklahoma, plus those at its valve manufacturing plant in Williamsport, Pennsylvania and at its foundries in Dayton, Ohio are represented by unions. The Company's operations in Mexico, The Netherlands, Germany and Belgium are unionized. The Company believes employee relations throughout its operations are generally satisfactory, including those represented by unions.

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

The Company's export sales from the United States to foreign unaffiliated customers were $142.7 million in 1999, $130.8 million in 1998 and $146.7 million in 1997.


         FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

This 1999 Annual Report on Form 10-K, including Management's Discussion and Analysis, contains various forward-looking statements and includes assumptions about future market conditions, operations and results. These statements are based on current expectations and are subject to significant risks and uncertainties. They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Among the many factors that could cause actual results to differ materially from the forward-looking statements are: further changes in the already competitive environment for the Company's products or competitors' responses to Flowserve's strategies; the Company's ability to integrate IDP and Invatec into its management and operations; political risks or trade embargoes affecting important country markets; the health of the petroleum, chemical and power industries; economic turmoil in areas outside the United States; continued economic growth within the United States; unanticipated difficulties or costs or reduction in benefits associated with the implementation of the Company's "Flowserver" business process improvement initiative, including software; and the recognition of significant expenses associated with adjustments to realign the combined Company's facilities and other capabilities with its strategic and business conditions including, without limitation, expenses incurred in restructuring the Company's operations to incorporate IDP facilities and the cost of financing to be assumed in acquiring IDP. The Company undertakes no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise.

ITEM 2.    PROPERTIES

The Company's corporate headquarters is a leased facility in Irving, Texas encompassing approximately 34,000 square feet.

Information on the principal manufacturing facilities, by segment, is as follows:


                            No. of          Approx. Sq.
                            Plants            Footage
                            ------            -------
ROTATING EQUIPMENT
  Domestic:                    6            1,322,900
  International:               6              534,700

FLOW SOLUTIONS
  Domestic:                    4              236,800
  International:               8              286,400

FLOW CONTROL
  Domestic:                    4              528,400
  International:               9              389,850


Most of the Company's principal manufacturing facilities are owned; its leased facilities are subject to long-term lease agreements.

On the average, the Company utilizes approximately 80% to 90% of its manufacturing capacity, although there is a variation in usage rate among the facilities. The Company could, in general, increase its capacity through the purchase of new or additional manufacturing equipment without obtaining additional facilities. Pursuant to a restructuring program announced in December 1999, the Company expects to close one of the Flow Solutions Division's manufacturing plants in the U.S. and a number of other U. S. and foreign facilities.

The Company maintains a substantial network of domestic and foreign service centers and sales offices. Most of these facilities are leased.

ITEM 3.    LEGAL PROCEEDINGS

The Company is involved in ordinary routine litigation incidental to its business, none of which it believes to be material to its financial condition. For further information about such litigation, see Note 10 of the Financial Statements provided as part of Item 8 of this Form 10-K and incorporated herein by reference.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of the Company (FLS) is traded on the New York Stock Exchange. On February 15, 2000, the Company's records showed approximately 2,200 shareholders of record. Based on these records plus requests from brokers and nominees listed as shareholders of record, the Company estimates there are approximately 11,000 beneficial owners of its common stock. In 1999 and 1998, the Company paid a dividend of fourteen cents per share each calendar quarter. In February 2000, the Company announced the suspension of this dividend as part of its agreement to acquire IDP.


                     PRICE RANGE OF FLOWSERVE COMMON STOCK

                           (INTRADAY HIGH/LOW PRICES)


                            1999              1998
                            ----              ----
First Quarter          $17.50/$15.00     $33.75/$26.50
Second Quarter         $21.56/$15.31     $32.44/$24.25
Third Quarter          $20.00/$15.50     $25.50/$17.75
Fourth Quarter         $17.88/$15.38     $20.38/$15.38

During 1999, 1998 and 1997, the Company issued 181,213, 10,165 and 21,700 shares of restricted common stock, respectively, pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. Shares were issued for the benefit of directors and certain officers and employees of the Company subject to restrictions on transfer.

ITEM 6.    SELECTED FINANCIAL DATA

Selected financial data for the five years ended December 31, 1999, which appears on page 49 of the 1999 Annual Report to Shareholders, is incorporated herein by reference.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's Discussion and Analysis appears on pages 24 through 30 of the 1999 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure about market risk appears on page 29 of the Company's 1999 Annual Report to Shareholders under the heading "Market Risks Associated with Financial Instruments" and is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements appearing on pages 31 through 48 of the 1999 Annual Report to Shareholders, together with the report thereon of Ernst & Young LLP, dated February 10, 2000, appearing on page 23 of the 1999 Annual Report to Shareholders, and supplementary data appearing on page 47 of the 1999 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the heading "Election of Directors" in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2000, (the "2000 Proxy Statement") is incorporated herein by reference. The executive officers of the Company, all positions and offices presently held by each person named, their ages as of February 15, 2000, and their business experience during the last five years are stated below. Executive officers serve at the discretion of the Board of Directors.


Name and Position                             Age     Principal Occupation During Past Five Years
-----------------                             ---     -------------------------------------------
C. Scott Greer                                49      President since July 1999 and Chief Executive
President and CEO                                     Officer since January 2000; Chief Operating Officer
                                                      from July to December 1999; President of UT
                                                      Automotive, a subsidiary of United Technologies
                                                      Corporation, a supplier of automotive systems and
                                                      components, from 1997 to 1999; President and a
                                                      director of Echlin, Inc., an automotive parts
                                                      supplier, from 1990 to 1997, and its Chief
                                                      Operating Officer from 1994 to 1997.

Kenneth P. Bell                               51      Vice President, Manufacturing Operations, since
Vice President,                                       January 2000; General Manager and other executive
Manufacturing Operations                              positions from 1985 to 1999 at UT Automotive, a
                                                      subsidiary of United Technologies Corporation, a
                                                      supplier of automotive systems and components.

Mark D. Dailey                                41      Vice President, Supply Chain Integration, since
Vice President,                                       September 1999; Vice President, Supply Chain and
Supply Chain Integration                              other supply chain management positions, from 1992
                                                      to 1999 for the North American Power Tools Division
                                                      of The Black and Decker Company, a manufacturer of
                                                      power tools, fastening and assembly systems and
                                                      security hardware and plumbing products.


Renee J. Hornbaker                            47      Vice President and Chief Financial Officer since
Vice President and                                    December 1997; Vice President, Business Development
Chief Financial Officer                               and Chief Information Officer in 1997; Vice
                                                      President, Finance and Chief Financial Officer of
                                                      BW/IP in 1997; Vice President, Business Development
                                                      of BW/IP from 1996 to 1997; Director-Business
                                                      Analysis and Planning of Phelps Dodge Industries,
                                                      the diversified international manufacturing
                                                      business of Phelps Dodge Corporation in 1996 and
                                                      Director-Financial Analysis and Control from 1991
                                                      to 1996.


Name and Position                             Age     Principal Occupation During Past Five Years
-----------------                             ---     -------------------------------------------
Rick L. Johnson                               47      Vice President, Business Development since January
Vice President,                                       1998 and Controller since November 1998; Vice
Business Development                                  President and Controller of the Industrial Products
and Controller                                        Division from 1997 to January 1999; Industrial
                                                      Products Group Vice President and Controller from
                                                      1995 to 1997; President Durco Valtek (Singapore)
                                                      from 1993 to 1995.

Rory E. MacDowell                             49      Vice President and Chief Information Officer since
Vice President and                                    1998; Chief Information Officer of Keystone
Chief Information Officer                             International, Inc., a manufacturer and distributor
                                                      of flow control products from 1993 to 1997.


Cheryl D. McNeal                              49      Vice President, Human Resources since 1996;
Vice President,                                       Assistant Vice President, Human Resources and other
Human Resources                                       Human Resource management positions at NCR from
                                                      1978 to 1996.


George A. Shedlarski                          55      President, Flow Solutions Division since January
Vice President and                                    1999 and President, Flow Control Division since
President, Flow Solutions Division, and               August, 1999; President, Fluid Sealing Division
President, Flow Control Division                      from 1997 to January 1999; President, ServiceRepair
                                                      Division in 1997; President, Rotating Equipment
                                                      Group in 1997; Group Vice President, Industrial
                                                      Products Group from 1994 to 1997.

Ronald F. Shuff                               47      Vice President since 1990 and Secretary and General
Vice President, Secretary and                         Counsel since 1988; Sloan Fellow at M.I.T. during
General Counsel                                       1987-1988; Secretary and General Counsel of AccuRay
                                                      Corporation, a manufacturer of computer-based
                                                      process control systems, from 1981 to 1987.


Howard D. Wynn                                52      President, Rotating Equipment Division since 1997;
Vice President and                                    Vice President of BW/IP, Inc. and President, Pump
President, Rotating Equipment Division                Division of BW/IP, Inc., from 1996 to 1997; Vice
                                                      President of the Pump Division of BW/IP from 1993
                                                      to 1996.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item 11 is set forth in the 2000 Proxy Statement and is incorporated herein by this reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The information required by this Item 12 is set forth in the 2000 Proxy Statement under the heading "Flowserve Stock Ownership" and is incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is set forth to the extent applicable in the 2000 Proxy Statement and is incorporated herein by this reference.



                                     PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements

         The financial statements, appearing on pages 32 through 48 of the 1999 Annual Report to Shareholders, together with the report thereon of Ernst & Young LLP, dated February 10, 2000, appearing on page 23 of the 1999 Annual Report to Shareholders are incorporated herein by reference.

     2.  Financial Statement Schedules

         The required financial statement schedule together with the report thereon of Ernst & Young LLP dated February 10, 2000 listed in the accompanying index on page F-1, is filed as part of this Form 10-K.

     3.  Exhibits

         The exhibits listed on the accompanying index to exhibits on pages 13 through 17 are filed as part of this Form 10-K.

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

2.2 Agreement and Plan of Merger among Flowserve Corporation, Forrest Acquisition Sub., Inc. and Innovative Valve Technologies, Inc., dated as of November 18, 1999, was filed as Exhibit 99(c)(1) to the Schedule 14D-1 Tender Offer Statement and Statement on Schedule 13D dated November 22, 1999.

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

4.6 Credit Agreement dated as of October 7, 1999, among Flowserve Corporation, Bank of America, N.A. as Administrative Agent and as Letter of Credit Issuing Bank, Bank One, Texas, NA as Syndication Agent, ABN AMRO Bank N.V. as Documentation Agent, and the other financial institutions party thereto (filed herewith).

4.7 Material Subsidiary Guarantee, dated as of October 7, 1999, by Flowserve FCD Corporation, Flowserve FSD Corporation, Flowserve RED Corporation and Flowserve International, Inc., in favor of and for the benefit of Bank of America, N.A., as Administrative Agent for and representative of itself, the Banks and the Issuing Bank as defined in the Credit Agreement (filed herewith).

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

4.9 Note Agreement, dated as of November 15, 1996, between BW/IP International, Inc. and the Note Purchasers named therein, with respect to $30,000,000 principal amount of 7.14% Senior Notes, Series A, due November 15, 2006, and $20,000,000 principal amount of 7.17% Senior Notes, Series B, due March 31, 2007, was filed as Exhibit 4.1 to BW/IP's Registration Statement on Form S-8 (Registration No. 333-21637) as filed February 12, 1997.

10.1 Flowserve Corporation Incentive Compensation Plan for Senior Executives, as amended and restated effective January 1, 1994 (the "Incentive Plan"), was filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.**

10.2                Amendment No. 1 to the Incentive Plan was filed as Exhibit
                    10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**

10.3                Amendment No. 2 to the Incentive Plan was filed as Exhibit
                    10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.**

10.4                Amendment No. 3 to the Incentive Plan was filed as Exhibit
                    10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.**

10.5 Supplemental Pension Plan for Salaried Employees was filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.**

10.6 Flowserve Corporation amended and restated Director Deferral Plan was filed as Attachment A to the Company's definitive 1996 Proxy Statement filed on March 10, 1996.**

10.7 Form of Change in Control Agreement between all executive officers and the Company was filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.**

10.8 First Master Benefit Trust Agreement dated October 1, 1987 was filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.**

10.9 Amendment No. 1 to the first Master Benefit Trust Agreement dated October 1, 1987 was filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.**

10.10 Amendment No. 2 to First Master Benefit Trust Agreement was filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.**

10.11 Second Master Benefit Trust Agreement dated October 1, 1987 was filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.**

10.12 First Amendment to Second Master Benefit Trust Agreement was filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.**

10.13 Long-Term Incentive Plan (the "Long-Term Plan"), as amended and restated effective November 1, 1993 was filed as Exhibit
                    10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.**

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

10.17 Flowserve Corporation 1989 Restricted Stock Plan (the "1989 Restricted Stock Plan") as amended and restated effective January 1, 1997 was filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.**

10.18 Amendment No. 1 to the 1989 Restricted Stock Plan as amended and restated was filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.**

10.19 Flowserve Corporation Retirement Compensation Plan for Directors ("Director Retirement Plan") was filed as Exhibit
                    10.15 to the Company's Annual Report to Form 10-K for the year ended December 31, 1988.**

10.20               Amendment No. 1 to Director Retirement Plan was filed as
                    Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**

10.21 The Company's Benefit Equalization Pension Plan (the "Equalization Plan") was filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.**

10.22 Amendment # 1 dated December 15, 1992 to the Equalization Plan was filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.**

10.23 Flowserve Corporation Executive Equity Incentive Plan as amended and restated effective July 21, 1999, was filed as
                    Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.**

10.24 Flowserve Corporation Deferred Compensation Plan for Executives was filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.**

10.25 Executive Life Insurance Plan of Flowserve Corporation was filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**

10.26 Executive Long-Term Disability Plan of The Duriron Company, Inc. was filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**

10.27 Flowserve Corporation 1997 Stock Option Plan was included as Exhibit A to the Company's 1997 Proxy Statement which was filed on March 17, 1997.**

10.28 First Amendment to the Flowserve Corporation 1997 Stock Option Plan was filed as Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998. **

10.29 Amendment No. 2 to the Flowserve Corporation 1997 Stock Option Plan.** (filed herewith)

10.30 Flowserve Corporation 1999 Stock Option Plan was included as Exhibit A to the Company's 1999 Proxy Statement which was filed on March 15, 1999.**

10.31 Amendment No. 1 to the Flowserve Corporation 1999 Stock Option Plan.** (filed herewith)

10.32 BW/IP International, Inc. Supplemental Executive Retirement Plan as amended and restated was filed as Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the quarter entered March 31, 1998.**

10.33 Flowserve Corporation 1998 Restricted Stock Plan was included as Exhibit A to the Company's 1999 Proxy Statement which was filed on April 9, 1998 .**

10.34 Amendment No. 1 to the Flowserve Corporation 1998 Restricted Stock Plan was filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.**

10.35 Amendment No. 2 to the Flowserve Corporation 1998 Restricted Stock Plan was filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.**

10.36 Amendment No. 1 to the amended and restated Director Deferral Plan was filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997. **

10.37 Amendment No. 2 to the amended and restated Director Deferral Plan was filed as Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.**

10.38 Form of Employment Agreement between the Company and certain executive officers was filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997. **

10.39 Employment Agreement, effective July 22, 1997, between the Company and Bernard G. Rethore was filed as Exhibit 10.53 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997. **

10.40 Amended Employment Agreement, effective November 24, 1999, between the Company and Bernard G. Rethore.** (filed herewith)

10.41 Amendment No. 1 to Amended Employment Agreement, effective February 29, 2000, between the Company and Bernard G. Rethore.** (filed herewith)

10.42 Employment Agreement, effective July 1, 1999, between the Company and C. Scott Greer was filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999. **

10.43 Loan Agreement between the Company and C. Scott Greer was filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.**

10.44 Amendments to form of change in control agreement between all executive officers and the Company.** (filed herewith)

13.1 1999 Annual Report to Shareholders (filed herewith as part of this report to the extent incorporated herein by reference).

21.1                Subsidiaries of the Company (filed herewith).

23.1                Consent of Ernst & Young LLP (filed herewith).

27.1 Financial Data Schedule submitted to the SEC in electronic format (filed herewith).

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of February, 2000.

                                  FLOWSERVE CORPORATION
                                  (Registrant)

                                  By:  /s/ C. Scott Greer
                                      ------------------------------------------
                                      C. Scott Greer
                                      President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.



SIGNATURE                               TITLE                                                   DATE
---------                               -----                                                   ----

/s/ C. Scott Greer                      President and                                           February 24, 2000
---------------------------------       Chief Executive Officer
C. Scott Greer                          (Principal Executive Officer)

/s/ Renee J. Hornbaker                  Vice President and Chief Financial Officer              February 24, 2000
---------------------------------       (Principal Financial Officer)
Renee J. Hornbaker

/s/ Rick L. Johnson                     Vice President Business Development                     February 24, 2000
---------------------------------       and Controller
Rick L. Johnson                         (Principal Accounting Officer)


/s/ Bernard G. Rethore                  Chairman of the Board                                   February 24, 2000
---------------------------------
Bernard G. Rethore

/s/ William C. Rusnack                  Director, Chairman of Audit/Finance                     February 24, 2000
---------------------------------       Committee
William C. Rusnack

/s/ Diane C. Harris                     Director, Member Audit/Finance Committee                February 24, 2000
---------------------------------
Diane C. Harris

/s/ Charles M. Rampacek                 Director, Member Audit/Finance Committee                February 24, 2000
---------------------------------
Charles M. Rampacek

/s/ James O. Rollans                    Director, Member Audit/Finance Committee                February 24, 2000
---------------------------------
James O. Rollans

                              FLOWSERVE CORPORATION
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                              Item 14(a)(1) and (2)


                                                                                 Annual Report       Annual Report
                                                                                      To                   on
                                                                                 Shareholders          Form 10-K
                                                                                 ------------          ---------
Flowserve Corporation Consolidated Financial Statements

Report of Independent Auditors                                                        23
Consolidated Balance Sheets at                                                        32
    December 31, 1999 and 1998
For each of the three years in the period ended December 31, 1999:
    Consolidated Statements of Income                                                 31
    Consolidated Statements of Comprehensive (Loss) Income                            31
    Consolidated Statements of Shareholders' Equity                                   33
    Consolidated Statements of Cash Flows                                             34
    Notes to Consolidated Financial Statements                                       35-48

Flowserve Corporation Financial Statement Schedule for each of the three years in the period ended December 31, 1999

    Report of Independent Auditors on
       Financial Statement Schedule                                                                       F-2
    Schedule II - Valuation and Qualifying Accounts                                                       F-3



Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS
                         ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Shareholders
Flowserve Corporation


We have audited the consolidated financial statements of Flowserve Corporation and subsidiaries as of December 31, 1999 and 1998, and for each of the three years in the period ending December 31, 1999, and have issued our report thereon dated February 10, 2000 appearing on page 23 of the 1999 Annual Report (which report and consolidated financial statements are incorporated by reference in this Form 10-K). Our audits also included the financial statement schedule listed in Item 14(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the schedule based on our audits.

In our opinion, based on our audits, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/Ernst & Young LLP

Dallas, Texas
February 10, 2000

                              FLOWSERVE CORPORATION
                 Schedule II - Valuation and Qualifying Accounts
                             (dollars in thousands)



         Column A                                     Column B          Column C          Column D          Column E
         ---------                                   ----------        ----------        ----------        ----------
                                                     Balance at         Additions        Deductions        Balance at
                                                     Beginning         Charged to       From reserve         end of
                                                      Of year           Earnings                              year
Description

Year ended December 31, 1999:

Allowance for doubtful accounts  (a):                $    4,533        $    2,214        $    1,042        $    5,705
                                                     ==========        ==========        ==========        ==========

Year ended December 31, 1998:

Allowance for doubtful accounts (a):                 $    5,059        $      333        $      859        $    4,533
                                                     ==========        ==========        ==========        ==========

Year ended December 31, 1997:

Allowance for doubtful accounts (a):                 $    4,826        $    2,458        $    2,225        $    5,059
                                                     ==========        ==========        ==========        ==========

Year ended December 31, 1999:

Inventory reserves (b):                              $   16,051        $    5,254        $    2,370        $   18,935
                                                     ==========        ==========        ==========        ==========

Year ended December 31, 1998:

Inventory reserves (b):                              $   17,045        $    3,388        $    4,742        $   16,051
                                                     ==========        ==========        ==========        ==========

Year ended December 31, 1997

Inventory reserves (b):                              $   13,716        $    4,308        $      619        $   17,405
                                                     ==========        ==========        ==========        ==========



(a) Deductions from reserve represent accounts written off net of recoveries.

(b) Deductions from reserve represent inventory written off.

                               INDEX TO EXHIBITS*


EXHIBIT
NO.                 DESCRIPTION
-------             -----------
2.1                 Agreement and Plan of Merger dated as of May 6, 1997, among the Company, Bruin Acquisition Corp. and BW/IP, Inc.
                    ("BW/IP") was filed as Annex 1 to the Joint Proxy
                    Statement/Prospectus which is part of the Registration
                    Statement on Form S-4, dated June 19, 1997.

2.2                 Agreement and Plan of Merger among Flowserve Corporation,
                    Forrest Acquisition Sub., Inc. and Innovative Valve
                    Technologies, Inc., dated as of November 18, 1999, was filed as Exhibit 99(c)(1) to the Schedule 14D-1 Tender Offer
                    Statement and Statement on Schedule 13D dated November 22,
                    1999.

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

4.6                 Credit Agreement dated as of October 7, 1999, among
                    Flowserve Corporation, Bank of America, N.A. as
                    Administrative Agent and as Letter of Credit Issuing Bank,
                    Bank One, Texas, NA as Syndication Agent, ABN AMRO Bank N.V.
                    as Documentation Agent, and the other financial institutions party thereto (filed herewith).

4.7 Material Subsidiary Guarantee, dated as of October 7, 1999, by Flowserve FCD Corporation, Flowserve FSD Corporation,
                    Flowserve RED Corporation and Flowserve International, Inc., in favor of and for the benefit of Bank of America, N.A., as Administrative Agent for and representative of itself, the Banks and the Issuing Bank as defined in the Credit
                    Agreement (filed herewith).

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

4.9                 Note Agreement, dated as of November 15, 1996, between BW/IP
                    International, Inc. and the Note Purchasers named therein, with respect to $30,000,000 principal amount of 7.14% Senior
                    Notes, Series A, due November 15, 2006, and $20,000,000 principal amount of 7.17% Senior Notes, Series B, due March
                    31, 2007, was filed as Exhibit 4.1 to BW/IP's Registration
                    Statement on Form S-8 (Registration No. 333-21637) as filed
                    February 12, 1997.

10.1                Flowserve Corporation Incentive Compensation Plan for Senior
                    Executives, as amended and restated effective January 1, 1994 (the "Incentive Plan"), was filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended
                    December 31, 1993.**

10.2                Amendment No. 1 to the Incentive Plan was filed as Exhibit
                    10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**

10.3                Amendment No. 2 to the Incentive Plan was filed as Exhibit
                    10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.**

10.4                Amendment No. 3 to the Incentive Plan was filed as Exhibit
                    10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.**

10.5 Supplemental Pension Plan for Salaried Employees was filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.**

 10.6               Flowserve Corporation amended and restated Director Deferral
                    Plan was filed as Attachment A to the Company's definitive
                    1996 Proxy Statement filed on March 10, 1996.**


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

10.18 Amendment No. 1 to the 1989 Restricted Stock Plan as amended and restated was filed as Exhibit 10.33 to the Company's
                    Annual Report on Form 10-K for the year ended December 31,
                    1997.**

10.19               Flowserve Corporation Retirement Compensation Plan for
                    Directors ("Director Retirement Plan") was filed as Exhibit
                    10.15 to the Company's Annual Report to Form 10-K for the year ended December 31, 1988.**

10.20               Amendment No. 1 to Director Retirement Plan was filed as
                    Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**


10.21               The Company's Benefit Equalization Pension Plan (the
                    "Equalization Plan") was filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended
                    December 31, 1989.**

10.22               Amendment # 1 dated December 15, 1992 to the Equalization
                    Plan was filed as Exhibit 10.18 to the Company's Annual
                    Report on Form 10-K for the year ended December 31, 1992.**

10.23 Flowserve Corporation Executive Equity Incentive Plan as amended and restated effective July 21, 1999, was filed as
                    Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.**

10.24               Flowserve Corporation Deferred Compensation Plan for
                    Executives was filed as Exhibit 10.19 to the Company's
                    Annual Report on Form 10-K for the year ended December 31,
                    1992.**

10.25 Executive Life Insurance Plan of Flowserve Corporation was filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**

10.26               Executive Long-Term Disability Plan of The Duriron Company,
                    Inc. was filed as Exhibit 10.30 to the Company's Annual
                    Report on Form 10-K for the year ended December 31, 1995.**

10.27               Flowserve Corporation 1997 Stock Option Plan was included as
                    Exhibit A to the Company's 1997 Proxy Statement which was filed on March 17, 1997.**

10.28               First Amendment to the Flowserve Corporation 1997 Stock
                    Option Plan was filed as Exhibit 10.28 to the Company's
                    Quarterly Report on Form 10-Q for the quarter ended June 30,
                    1998. **

10.29               Amendment No. 2 to the Flowserve Corporation 1997 Stock
                    Option Plan.** (filed herewith)

10.30               Flowserve Corporation 1999 Stock Option Plan was included as
                    Exhibit A to the Company's 1999 Proxy Statement which was filed on March 15, 1999.**

10.31               Amendment No. 1 to the Flowserve Corporation 1999 Stock
                    Option Plan.** (filed herewith)

10.32               BW/IP International, Inc. Supplemental Executive Retirement
                    Plan as amended and restated was filed as Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the quarter entered March 31, 1998.**

10.33 Flowserve Corporation 1998 Restricted Stock Plan was included as Exhibit A to the Company's 1999 Proxy Statement which was filed on April 9, 1998 .**

10.34               Amendment No. 1 to the Flowserve Corporation 1998 Restricted
                    Stock Plan was filed as Exhibit 10 to the Company's
                    Quarterly Report on Form 10-Q for the quarter ended March
                    31, 1999.**

10.35               Amendment No. 2 to the Flowserve Corporation 1998 Restricted
                    Stock Plan was filed as Exhibit 10.1 to the Company's
                    Quarterly Report on Form 10-Q for the quarter ended June 30,
                    1999.**

10.36               Amendment No. 1 to the amended and restated Director
                    Deferral Plan was filed as Exhibit 10.32 to the Company's
                    Annual Report on Form 10-K for the year ended December 31,
                    1997. **

10.37               Amendment No. 2 to the amended and restated Director
                    Deferral Plan was filed as Exhibit 10.34 to the Company's
                    Quarterly Report on Form 10-Q for the quarter ended
                    September 30, 1998.**


10.38 Form of Employment Agreement between the Company and certain executive officers was filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended
                    December 31, 1997. **

10.39               Employment Agreement, effective July 22, 1997, between the
                    Company and Bernard G. Rethore was filed as Exhibit 10.53 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997. **

10.40 Amended Employment Agreement, effective November 24, 1999, between the Company and Bernard G. Rethore.** (filed herewith)

10.41               Amendment No. 1 to Amended Employment Agreement, effective
                    February 29, 2000, between the Company and Bernard G.
                    Rethore.** (filed herewith)

10.42               Employment Agreement, effective July 1, 1999, between the
                    Company and C. Scott Greer was filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999. **

10.43 Loan Agreement between the Company and C. Scott Greer was filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.**

10.44 Amendments to form of change in control agreement between all executive officers and the Company.** (filed herewith)

13.1 1999 Annual Report to Shareholders (filed herewith as part of this report to the extent incorporated herein by reference).

21.1                Subsidiaries of the Company (filed herewith).

23.1                Consent of Ernst & Young LLP (filed herewith).

27.1 Financial Data Schedule submitted to the SEC in electronic format (filed herewith).