Form 10-Q
period 2000-03-31
FLOWSERVE CORP
filed 2000-05-12
CIK 30625

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       ----------------------------------


       For Quarter Ended March 31, 2000    Commission File Number 1-13179


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

                                YES X   NO
                                   ---    ---

SHARES OF COMMON STOCK, $1.25 PAR VALUE,
OUTSTANDING AS OF MARCH 31, 2000                                      37,422,629

                              FLOWSERVE CORPORATION
                                      INDEX

                                                                                         Page
                                                                                          No.
                                                                                         ----
PART I.           FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  Consolidated Statements of Income -
                  Three Months Ended March 31, 2000 and 1999   (unaudited)                3

                  Consolidated Statements of Comprehensive Income -
                  Three Months Ended March 31, 2000 and 1999 (unaudited)                  3

                  Consolidated Balance Sheets -
                  March 31, 2000 (unaudited) and December 31, 1999                        4

                  Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 2000 and 1999  (unaudited)                 5

                  Notes to Consolidated Financial Statements                              6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS                                              11

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS                16

PART II.          OTHER INFORMATION

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                              16

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                       16

SIGNATURE                                                                                17

INDEX TO EXHIBITS                                                                        18

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              FLOWSERVE CORPORATION
                                   (UNAUDITED)

CONSOLIDATED STATEMENTS OF INCOME
  (Amounts in thousands, except per share data)

                                                             Three Months Ended March 31,
                                                            ------------------------------
                                                                2000              1999
                                                            ------------      ------------

Sales                                                       $    285,309      $    269,387
Cost of sales                                                    186,080           172,597
                                                            ------------      ------------
Gross profit                                                      99,229            96,790
    Selling and administrative expense                            71,628            67,110
    Research, engineering and development expense                  6,155             6,872
    Merger integration expense                                        --             3,432
                                                            ------------      ------------
Operating income                                                  21,446            19,376
    Interest expense                                               6,523             3,083
    Other (income) expense, net                                   (3,217)              523
                                                            ------------      ------------
Earnings before income taxes                                      18,140            15,770
Provision for income taxes                                         6,258             5,362
                                                            ------------      ------------
Net earnings                                                $     11,882      $     10,408
                                                            ============      ============

Net earnings per share (basic and diluted)                  $       0.31      $       0.28
                                                            ============      ============

Weighted average shares outstanding                               37,810            37,591
                                                            ============      ============

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

                                                            Three Months Ended March 31,
                                                            -----------------------------
                                                                2000             1999
                                                            ------------     ------------
Net earnings                                                $     11,882     $     10,408
    Foreign currency translation adjustments                       9,253              779
                                                            ------------     ------------
Comprehensive income                                        $      2,629     $      9,629
                                                            ============     ============

                              FLOWSERVE CORPORATION

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

                                                              MARCH 31,       December 31,
                                                                2000              1999
                                                            ------------      ------------
                                                             (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                               $     23,935      $     30,463
    Accounts receivable, net                                     233,364           213,625
    Inventories                                                  208,475           168,356
    Prepaids and other current assets                             42,701            41,344
                                                            ------------      ------------
                  Total current assets                           508,475           453,788
Property, plant and equipment, net                               223,450           209,976
Intangible assets, net                                           149,719            96,435
Other assets                                                      83,369            77,952
                                                            ------------      ------------
Total assets                                                $    965,013      $    838,151
                                                            ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                        $     78,965      $     72,103
    Notes payable                                                  1,459               734
    Income taxes                                                     977             7,878
    Accrued liabilities                                          107,820           111,820
    Long-term debt due within one year                             1,488             3,125
                                                            ------------      ------------
Total current liabilities                                        190,709           195,660
Long-term debt due after one year                                322,266           198,010
Postretirement benefits and deferred items                       140,946           136,207
Commitments and contingencies Shareholders' equity:
   Serial preferred stock, $1.00 par value
     Shares authorized - 1,000                                        --                --
     Shares issued and outstanding - None
   Common stock, $1.25 par value
     Shares authorized - 120,000
     Shares issued and outstanding - 41,484                       51,856            51,856
   Capital in excess of par value                                 67,916            67,963
   Retained earnings                                             356,136           344,254
                                                            ------------      ------------
                                                                 475,908           464,073
Treasury stock at cost - 4,062 and 4,071 shares                  (93,212)          (93,448)
Accumulated other comprehensive expense                          (71,604)          (62,351)
                                                            ------------      ------------
         Total shareholders' equity                              311,092           308,274
                                                            ------------      ------------
Total liabilities and shareholders' equity                  $    965,013      $    838,151
                                                            ============      ============

                              FLOWSERVE CORPORATION
                                   (Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

                                                                              Three Months Ended March 31,
                                                                             ------------------------------
                                                                                 2000              1999
                                                                             ------------      ------------
CASH FLOWS - OPERATING ACTIVITIES:
    Net earnings                                                             $     11,882      $     10,408
    Adjustments to reconcile net earnings to net cash used by
    operating activities:
         Depreciation                                                               8,041             9,551
         Amortization                                                               2,574               806
         Loss on the sale of fixed assets                                               1               539
         Change in operating assets and liabilities, net of effects of acquisitions:
            Accounts receivable                                                     7,955            (9,095)
            Inventories                                                           (15,861)            3,808
            Prepaid expenses                                                        1,572              (113)
            Other assets                                                           (2,916)           (2,995)
            Accounts payable                                                       (2,535)           (5,570)
            Accrued liabilities                                                   (21,568)           (5,539)
            Income taxes                                                           (2,988)           (1,748)
            Postretirement benefits and deferred items                             (1,568)             (247)
            Net deferred taxes                                                      1,235            (1,543)
                                                                             ------------      ------------
Net cash flows used by operating activities                                       (14,176)           (1,738)
CASH FLOWS - INVESTING ACTIVITIES:
    Capital expenditures, net of disposals                                         (4,394)          (11,504)
    Payment for acquisitions, net of cash acquired                                (22,172)               --
                                                                             ------------      ------------
Net cash flows used by investing activities                                       (26,566)          (11,504)
CASH FLOWS - FINANCING ACTIVITIES:
    Net repayments under lines of credit                                             (831)             (317)
    Payments on long-term debt                                                     (1,062)           (6,310)
    Proceeds from long-term debt including revolving credit facility               36,798            15,547
    Treasury share purchases                                                           --            (3,333)
    Other stock activity                                                              168               238
    Dividends paid                                                                     --            (5,290)
                                                                             ------------      ------------
Net cash flows provided by financing activities                                    35,073               535
Effect of exchange rate changes                                                      (859)             (881)
                                                                             ------------      ------------
Net change in cash and cash equivalents                                            (6,528)          (13,588)
Cash and cash equivalents at beginning of year                                     30,463            24,928
                                                                             ------------      ------------
Cash and cash equivalents at end of period                                   $     23,935      $     11,340
                                                                             ============      ============

Taxes paid                                                                   $      9,453      $      6,772
Interest paid                                                                $      5,751      $      2,615

                              FLOWSERVE CORPORATION
                                   (UNAUDITED)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)


1.   ACCOUNTING POLICIES - BASIS OF PRESENTATION

     The accompanying consolidated balance sheet as of March 31, 2000, and the related consolidated statements of income, comprehensive income and cash flows for the three months ended March 31, 2000 and 1999, are unaudited. In management's opinion, all adjustments comprising normal recurring adjustments necessary for a fair presentation of such financial statements have been made. The accompanying consolidated financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X and do not contain certain information included in the Company's annual financial statements and notes to the financial statements. Accordingly, the accompanying consolidated financial information should be read in conjunction with the Company's 1999 Annual Report. Interim results are not necessarily indicative of results to be expected for a full year.

2.   INVENTORIES

     Inventories are stated at lower of cost or market. Cost is determined for certain inventories by the last-in, first-out (LIFO) method and for other inventories by the first-in, first-out (FIFO) method.


     Inventories and the method of determining costs were:

                                        MARCH 30,        December 31,
                                          2000               1999
                                      ------------       ------------
Raw materials                         $     32,050       $     29,674
Work in process and
   finished goods                          227,047            182,493
Less: Progress billings                    (12,464)            (5,746)
                                      ------------       ------------
                                           246,633            206,421
LIFO reserve                               (38,158)           (38,065)
                                      ------------       ------------
Net inventory                         $    208,475       $    168,356
                                      ============       ============

Percent of inventory
   accounted for by LIFO                        61%                64%

Percent of inventory
   accounted for by FIFO                        39%                36%


3.   EARNINGS PER SHARE

     Earnings per share is presented in accordance with SFAS No. 128, "Earnings Per Share." The Company's potentially dilutive common stock equivalents have been immaterial for all periods presented. Accordingly, basic earnings per share is equal to diluted earnings per share and is presented on the same line for income statement presentation.

4.   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In 1999, the Financial Accounting Standards Board issued one Statement of Financial Accounting Standard (SFAS) that was applicable to the Company - SFAS No. 137, "Deferral of the Effective Date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is now effective for fiscal years beginning after June 15,

2000. This standard is not expected to materially impact Flowserve's reported financial position, results of operations or cash flows.

5.   RESTRUCTURING

     In the fourth quarter of 1999, the Company initiated a restructuring program that included a one-time charge of $15,860 recorded as restructuring expense. The restructuring charge related to the planned closure of 10 facilities and a corresponding reduction in workforce at those locations, as well as at other locations that are part of the restructuring.

     The restructuring program is expected to result in a net reduction of approximately 300 employees at a cost of $12,900. In addition, exit costs associated with the facilities closings are estimated at $2,960. As of March 31, 2000, the program had resulted in a net reduction of 111 employees.

     Expenditures charged to the 1999 restructuring reserve were:


                                                                   Other Exit
                                                  Severance           Costs             Total
                                                 ------------      ------------      ------------
         Balance at December 24, 1999            $     12,900      $      2,960      $     15,860
         Cash expenditures                               (102)               --              (102)
                                                 ------------      ------------      ------------
         Balance at December 31, 1999                  12,798             2,960            15,758
         CASH EXPENDITURES                             (1,693)             (583)           (2,276)
                                                 ------------      ------------      ------------
         BALANCE AT MARCH 31, 2000               $     11,105      $      2,377      $     13,482
                                                 ============      ============      ============


6.   ACQUISITION

     On January 13, 2000, the Company acquired Innovative Valve Technologies, Inc. (Invatec), a company which is principally engaged in providing comprehensive maintenance, repair, replacement and value-added distribution services for valves, piping systems, instrumentation and other process-system components for industrial customers.

     The purchase involved acquiring all of the outstanding stock of Invatec and assuming Invatec's existing debt and related obligations. The transaction was accounted for under the purchase method of accounting and was financed by utilizing funds from the Company's working capital. The results of operations for Invatec are included in the Company's condensed consolidated financial statements from the date of acquisition. The purchase price was approximately $18.3 million in cash. Liabilities of $94.9 million were simultaneously paid off through borrowings under Flowserve's revolving credit agreement.

     The purchase price has been allocated to the net assets acquired based primarily on information furnished by management of the acquired company. The preliminary estimated fair value of net identifiable assets acquired exceeded the purchase price by $4.3 million which resulted in net additional goodwill of $48.6 million at the time of the purchase. The final allocation of the purchase price will be determined in a reasonable time and will be based on a complete evaluation of assets acquired and the liabilities assumed. Accordingly, the information presented herein may differ from the final purchase price allocation.

     The following unaudited pro forma information presents the consolidated results of operations as if the acquisition occurred on

January 1, 1999, after giving effect to certain adjustments, including, goodwill amortization, interest and related income tax effects. The pro forma information does not purport to represent what the Company's results of operations actually would have been had such transactions or events occurred on the dates specified, or to project the Company's results of operations for any future period. Pro forma information has not been presented for 2000 as results prior to the acquisition, (January 1, 2000 to January 12, 2000), are not material.

            PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE QUARTER ENDED MARCH 31, 1999
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        Historical
                                                             -----------------------------
                                                                               Innovative                             Pro Forma
                                                               Flowserve         Valve           Pro Forma             Combined
                                                                 Corp.        Technologies      Adjustments            Company
                                                             ------------     ------------      ------------         ------------
Net Sales                                                    $    269,387     $     43,931      $         --         $    313,318
Cost of Sales                                                     172,597           30,803                --              203,400
                                                             ------------     ------------      ------------         ------------
Gross Profit                                                       96,790           13,128                --              109,918
   Selling and administrative expense                              67,110           11,005               (14)(a)           78,101
   Research, engineering and development expense                    6,872               --                --                6,872
   Merger integration expense                                       3,432               --                --                3,432
                                                             ------------     ------------      ------------         ------------
Operating Income                                                   19,376            2,123                14               21,513
   Interest expense                                                 3,083            1,932            (1,732)(b)            3,283
   Other expense (income), net                                        523              (38)               --                  485
                                                             ------------     ------------      ------------         ------------

Earnings before income taxes                                       15,770              229             1,746               17,745

Provision for income taxes                                          5,362              271               489(c)             6,122
                                                             ------------     ------------      ------------         ------------

Net income (loss)                                            $     10,408     $        (42)     $      1,257         $     11,623
                                                             ============     ============      ============         ============

Earnings per share (basic and diluted)                       $       0.28     $         --      $         --         $       0.31

Weighted average shares outstanding (basic and diluted)            37,591            9,665                --               37,591

Pro Forma Adjustments

Selling and administrative expense:

(a)  Represents incremental decrease in annual goodwill amortization based on decrease of $4,279 in estimated goodwill originating from the acquisition
     and the reduction of the amortization period from 40 to 20 years.                         (14)

Interest expense:

(b)  Represents reduction in consolidated interest expense related to debt
     financing prior to the acquisition date                                                (1,732)

Provision for income taxes:

(c)  Represents income tax adjust required to arrive at a combined company pro
     forma effective tax rate of 34.5%                                                          489

7.   SEGMENT INFORMATION

     The Company has three divisions, each of which constitutes a business segment. Each division manufactures different products and is defined by the type of products and services provided. Each division has a President, who reports directly to the Chief Executive Officer, and a Division Controller. For decision-making purposes, the Chief Executive Officer, Chief Financial Officer and other members of upper management use financial information generated and reported at the division level. The Company also has a corporate headquarters that does not constitute a separate division or business segment.

     Amounts classified as All Other include Corporate Headquarters costs and other minor entities that are not considered separate segments. The Company evaluates segment performance and allocates resources based on profit or loss excluding merger integration, interest expense, other income or expense and income taxes. Intersegment sales and transfers are recorded at cost plus a profit margin. Minor reclassifications have been made to certain previously reported information to conform to the current business configuration.


                                         ROTATING        FLOW           FLOW                       CONSOLIDATED
THREE MONTHS ENDED MARCH 31, 2000       EQUIPMENT       CONTROL       SOLUTIONS      ALL OTHER         TOTAL
---------------------------------       ----------    ------------    ----------     ----------    ------------
SALES TO EXTERNAL CUSTOMERS             $   72,588     $   65,261     $  145,922     $    1,538      $  285,309
INTERSEGMENT SALES                             845          2,508          2,958         (6,311)             --
SEGMENT OPERATING INCOME                     3,932          7,775         16,651         (6,912)         21,446

IDENTIFIABLE ASSETS                     $  223,655     $  210,303     $  434,173     $   96,882      $  965,013

                                         Rotating        Flow           Flow                       Consolidated
Three Months Ended March 31, 1999       Equipment       Control       Solutions      All Other         Total
---------------------------------       ----------    ------------    ----------     ----------    ------------
Sales to external customers             $   90,099     $   71,471     $  105,741     $    2,076      $  269,387
Intersegment sales                           1,442          4,102          2,956         (8,500)             --
Segment operating income (before
   special items)                            6,587          7,938         14,823         (6,540)         22,808

Identifiable assets                     $  258,046     $  222,855     $  286,040     $   96,856      $  863,797

     Reconciliation of the total segment operating income before special items to consolidated earnings before income taxes follows:

                                                                           Three Months Ended March 31,
                                                                              2000              1999
                                                                          ------------      ------------
         Total segment operating income (before special items)            $     28,358      $     29,348
         Corporate expenses and other                                            6,912             6,540
         Merger integration expense                                                 --             3,432
         Interest expense                                                        6,523             3,083
         Other (income) expense                                                 (3,217)              523
                                                                          ------------      ------------
         Earnings before income taxes                                     $     18,140      $     15,770
                                                                          ============      ============

8.   SUBSEQUENT EVENT

On February 10, 2000, the Company announced that it had signed a definitive agreement to acquire Ingersoll-Dresser Pumps (IDP) for $775 million in cash. The transaction, which will be accounted for as a purchase, will be financed with a combination of bank financing and senior subordinated notes. Upon closing the transaction, the existing Flowserve debt must be repaid. Flowserve has received $1,425 million of committed financing to pay for the acquisition and pay off existing debt as well as provide for $300 million revolving credit facility in connection with the acquisition. The transaction is contingent on regulatory approvals and management believes it will close by the end of June 2000.


              ----------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31,2000

     In general, results for the first quarter of 2000 were higher than the corresponding period in the previous year due to the Company's acquisition of Innovative Valve Technologies, Inc. (Invatec) on January 12, 2000. The acquisition of Invatec is discussed in further detail in the Liquidity and Capital Resources section of this Management Discussion and Analysis.

     Sales increased 5.9% to $285.3 million for the three months ended March 31, 2000, compared with $269.4 million for the same period in 1999. Sales for the quarter would have been $244.8 million without the acquisition of Invatec, 9.1% below the first quarter of 1999. The change in sales is discussed further in the following section on business segments. Net sales to international customers, including export sales from the U.S., were approximately 45% during the first quarter of 2000, compared with 52% during the first quarter of 1999. The lower 2000 percentage is due to Invatec's markets being principally U.S. Bookings (incoming orders for which there are purchase commitments) were $310.7 million, 23.0% higher than the first quarter of 1999 when bookings were $252.6 million. Excluding Invatec, bookings also showed year-on-year improvement of 5.9%.

BUSINESS SEGMENTS

     Flowserve manages its operations through three business segments: Rotating Equipment Division (RED) for engineered pumps; Flow Control Division (FCD) for automated and manual quarter-turn valves, control valves and nuclear valves and valve actuators; and Flow Solutions Division (FSD) for precision mechanical seals and flow management services.

     Sales and operating income before special items (merger-related expenses) for each of the three business segments are:

                                       ROTATING EQUIPMENT
                                            DIVISION
                                   -------------------------
                                      Three Months Ended
                                           March 31,
                                   -------------------------
     (In millions of dollars)         2000           1999
     ------------------------      ----------     ----------
     Sales                         $     73.4     $     91.5
     Operating income                     3.9            6.6

     The sales decrease in 2000 was generally due to a reduced opening backlog of highly engineered pumps. Unfavorable currency translation also reduced sales by about 3%.

     Operating income before special items, as a percentage of sales, declined to approximately 5.3% in 2000 from about 7.2% in the prior-year period. The operating income margin declined despite an improved gross margin due to an improved product mix and a 10% reduction of operating expenses due to the lower sales base.

                                     FLOW CONTROL DIVISION
                                   -------------------------
                                       Three Months Ended
                                            March 31,
                                   -------------------------
     (In millions of dollars)         2000           1999
     ------------------------      ----------     ----------
     Sales                         $     67.8     $     75.6
     Operating income                     7.8            7.9

     The decrease in sales was due to reduced backlog at the beginning of the quarter and lower book-to-build volume during the quarter. Unfavorable currency translation also reduced sales by about 1%.

     Operating income before special items, as a percentage of sales, was 11.5% in the first quarter of 2000, compared with 10.5% in 1999. The improved operating margin in 2000 was generally due to improved gross margins and lower operating expenses. These improvements were generally due to reduced costs principally related to the Company's restructuring program initiated in the fourth quarter of 1999.

                                    FLOW SOLUTIONS DIVISION
                                   -------------------------
                                      Three Months Ended
                                           March 31,
                                   -------------------------
     (In millions of dollars)         2000           1999
     ------------------------      ----------     ----------
     Sales                         $    148.9     $    108.7
     Operating Income                    16.7           14.8

     Sales were higher than the prior-year period generally due to the acquisition of Invatec. The increase in sales was offset slightly by an unfavorable currency translation which reduced sales by about 2%.

     Operating income before special items, as a percentage of sales, decreased to 11.2% from 13.6% in 1999. The lower margins were generally due to the acquisition of Invatec, as Invatec's gross margins are historically lower than the balance of FSD operations, and period integration expenses relating to the Company's 1999 restructuring program.

CONSOLIDATED RESULTS

     The gross profit margin was 34.8% for the three months ended March 31, 2000, compared with 35.9% for the same period in 1999. The decrease was due to the lower margins associated with Invatec. Excluding Invatec, margins are comparable to the prior year. Excluding period costs of $1.4 million related to the 1999 restructuring program, the gross margin excluding Invatec was the highest since the fourth quarter of 1998.

     Selling and administrative expense as a percentage of net sales was 25.1% for the three-month period ended March 31, 2000, compared with 24.9% for the corresponding 1999 period. The slight increase was due to period costs incurred as a result of the Company's 1999 restructuring program and Invatec integration costs of $0.7 million and costs associated with Flowserver, the Company's global business process improvement initiative, which totaled $1.3 million in the first quarter of 2000. In 1999, Flowserver expenses were $3.4 million and were identified and disclosed separately as merger integration expense.

     Research, engineering and development expense was $6.2 million for the first quarter of 2000, compared with $6.9 million during the same period last year. The lower level of spending was generally the result of cost control initiatives and the reallocation of resources to assist in project engineering.

     Interest expense during the first quarter of 2000 was $6.5 million, up $3.4 million from the same period in 1999 due to higher interest rates and the increased borrowing levels required to acquire Invatec stock and retire debt obtained in the acquisition.

     The Company recorded other income of $3.2 million in the first quarter of 2000, primarily as a result of two factors. Income of $1.8 million was realized due to the quarterly mark-to-market adjustment requirement under the provisions of EITF No. 97-14 "Accounting for Deferred Compensation Agreements Where Amounts Earned are Held in a Rabbi Trust and Invested". In addition, $1.0 million of income was recorded as a result of the Company reaching an agreement and receiving payment on an outstanding promissory note which had previously been fully reserved.

     The Company's effective tax rate for the first quarter of 2000 was 34.5% compared to 34.0% in the first quarter of 1999. The increase was due to the acquisition of Invatec.

     Net earnings for the first quarter of 2000 were $11.9 million or $0.31 per share. This was 14.4% above net earnings of $10.4 million, or $0.28 per share, for the same period in 1999. Excluding special items, net earnings for the first quarter of 1999 were $12.7 million or $0.34 per share.

RESTRUCTURING

     In the fourth quarter of 1999, the Company initiated a restructuring program designed to streamline the Company for better value and improve asset utilization. This $26.7 million program consisted of a one-time charge of $15.9 million recorded as restructuring expense and $10.8 million of other special items. The restructuring charge related to the planned closure of 10 facilities and a corresponding reduction in workforce at those locations, as well as at other locations that are part of the restructuring. The other special items related to inventory impairments, a fixed asset impairment, and executive separation contracts and certain costs related to fourth-quarter 1999 facility closures.

     The Company currently expects to realize ongoing annual operating income benefits of approximately $20 million per year effective in 2001 from this program. Approximately $10 million of savings is expected to be realized in selling and administrative expense, while the remainder is expected in costs of sales.

     In 2000, period integration costs related to the implementation of the program are expected to offset a majority of the potential benefit. Current estimates are that planned savings of approximately $10 million will be offset by period integration costs.

     Additionally, in 2000, a majority of the costs associated with the restructuring program will be incurred and charged against the restructuring reserve.

     The restructuring program is expected to result in a net reduction of approximately 300 employees. As of March 31, 2000, the program had resulted in a net reduction of 111 employees.


     Expenditures charged to the restructuring reserve as of March 31, 2000 were:


                                                                          Other Exit
                                                        Severance            Costs             Total
               ----------------------------            ------------      ------------      ------------
               Balance at December 24, 1999            $     12,900      $      2,960      $     15,860
               Cash expenditures                               (102)               --              (102)
                                                       ------------      ------------      ------------
               Balance at December 31, 1999                  12,798             2,960            15,758
               CASH EXPENDITURES                             (1,693)             (583)           (2,276)
                                                       ------------      ------------      ------------
               BALANCE AT MARCH 31, 2000               $     11,105      $      2,377      $     13,482
                                                       ============      ============      ============


LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operating activities for the first three months of 2000 were significantly below the same period in 1999. The decrease in cash flows in 2000 was primarily due to payments relating to the restructuring program and Invatec acquisition.

     Capital expenditures, net of disposals, were $4.4 million during the first three months of 2000, compared with $11.5 million in the first three months of 1999. The reduction reflects a concerted effort by the Company to reduce capital spending. Capital expenditures were funded primarily by operating cash flows.

     On January 13, 2000, the Company acquired Invatec, a company which is principally engaged in providing comprehensive maintenance, repair, replacement and value-added distribution services for valves, piping systems, instrumentation and other process-system components for industrial customers.

     The purchase involved acquiring all of the outstanding stock of Invatec and assuming Invatec's existing debt and related obligations. The transaction was accounted for under the purchase method of accounting and was financed through borrowings under the revolving credit facility. The results of operations for Invatec are included in the Company's condensed consolidated financial statements from the date of acquisition. The purchase price was approximately $18.3 million in cash. Liabilities of $94.9 million were simultaneously paid through borrowing under Flowserve's revolving credit agreement.

     The purchase price has been allocated to the net assets acquired based primarily on information furnished by management of the acquired company. The preliminary estimated fair value of net identifiable assets acquired exceeded the purchase price by $4.3 million, which resulted in net additional goodwill of $48.6 million at the time of the purchase. The final allocation of the purchase price will be determined in a reasonable time and will be based on a complete evaluation of assets acquired and the liabilities assumed. Accordingly, the information presented herein may differ from the final purchase price allocation.

On February 10, 2000, the Company announced it had reached a definitive agreement to acquire Ingersoll-Dresser Pumps (IDP) from Ingersoll-Rand for $775 million in cash. The acquisition is expected to close by the end of June 2000. In connection with the acquisition, all of the Company's existing debt is expected to be refinanced. The Company has signed a commitment letter from Credit Suisse/First Boston and Bank of America for $1,425 million of financing to acquire IDP. The Company also announced it was suspending the payment of its cash dividend, which is required by the proposed financing. The Company believes that internally generated funds, including synergies from the IDP acquisition, will be adequate to service the debt.

     At March 31, 2000, total debt was 51.1% of the Company's capital structure, compared with 39.6% at December 31, 1999. The interest coverage ratio of the Company's indebtedness was 5.4 times interest at March 31, 2000, compared with
4.3 times interest at December 31, 1999.

YEAR 2000 ISSUES

Flowserve Corporation began preparing for the Year 2000 almost two years ago. The Company assessed how it might be impacted by the Year 2000 issue, and formulated and completed implementation of a comprehensive plan to address all concerns. To the best of the Company's knowledge, all mission-critical business and non-information technology systems now support its ability to provide products and services into the 21st century.

     With regard to information systems, production and other equipment and products, the Company completed all remediation and testing before the end of 1999.

     The Company believes that the Year 2000 issue did not pose significant operational problems for the Company but will continue to monitor the situation closely. The Company believes that its early and thorough preparation has enabled it to meet the needs of customers and stakeholders without significant interruption into the new century.

FORWARDING-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

     This Report on Form 10-Q and other written reports and oral statements made from time to time by the Company contain various forward-looking statements and include assumptions about Flowserve's future market conditions, operations and results. These statements are based on current expectations and are subject to significant risks and uncertainties. They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Among the many factors that could cause actual results to differ materially from the forward-looking statements are: further changes in the already competitive environment for the Company's products or competitors' responses to Flowserve's strategies; the Company's ability to integrate IDP and Invatec into its management and operations; political risks or trade embargoes affecting important country markets; the health of the petroleum, chemical and power industries; economic turmoil in areas outside the United States; continued economic growth within the United States; unanticipated difficulties or costs or reduction in benefits associated with the implementation of the Company's "Flowserver" business process improvement initiative, including software; and the recognition of significant expenses associated with adjustments to realign the combined Company's facilities and other capabilities with its strategic and business conditions including, without limitation, expenses incurred in restructuring the Company's operations to incorporate IDP facilities, and the cost of financing to be assumed in acquiring IDP. The Company undertakes no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

     There have been no material changes in reported market risk since the end of 1999.

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) During the first quarter of 2000, the Company issued 8,000 shares of restricted common stock pursuant to an exemption from registration under
     Section 4(2) of the Securities Act of 1933. Shares were issued for the benefit of one officer and one other employee, subject to restrictions on transfer and vesting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 2.1 Purchase Agreement among Flowserve Corporation, Flowserve RED Corporation, IDP Acquisition, LLC and Ingersoll-Rand Company, dated as of February 9, 2000.

     Exhibit - 27. Financial Data Schedule.

(b)  Reports on Form 8-K

     Form 8-K dated January 13, 2000, Item 2, Acquisition of Assets-Relating to the Purchase of Innovative Valve Technologies, Inc. This Form 8-K was amended on March 21, 2000 to include Item 7(a), Financial Statements of Business Acquired and Item 7(b), Pro Forma Financial Information.

     Form 8-K dated February 9, 2000, Item 5, Other Events, Purchase Agreement with Ingersoll-Rand Company.


               -------------------------------------------------

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      FLOWSERVE CORPORATION
                                      (Registrant)


                                      /s/ Renee J. Hornbaker
                                      ------------------------------------------
                                      Renee J. Hornbaker
                                      Vice President and Chief Financial Officer



Date: May 12, 2000
------------------

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                DESCRIPTION
-------               -----------

2.1                   Purchase Agreement Among Flowserve Corporation, Flowserve
                      RED Corporation, IDP Acquisition, LLC and Ingersoll-Rand
                      Company, dated as of February 9, 2000

27                    Financial Data Schedule