Form 10-Q
period 2000-06-30
FLOWSERVE CORP
filed 2000-08-11
CIK 30625

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------


For Quarter Ended June 30, 2000                  Commission File Number 1-13179


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

                                            YES  X    NO
                                                ---      ---

SHARES OF COMMON STOCK, $1.25 PAR VALUE,
OUTSTANDING AS OF JUNE 30, 2000                                      37,419,249

                              FLOWSERVE CORPORATION
                                      INDEX

                                                                         Page
                                                                          No.
                                                                         ----
PART I. FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

         Consolidated Statements of Income - Three
         Months Ended June 30, 2000 and 1999 (unaudited)                   3

         Consolidated Statements of Comprehensive Income -
         Three Months Ended June 30, 2000 and 1999 (unaudited)             3

         Consolidated Statements of Income - Six
         Months Ended June 30, 2000 and 1999 (unaudited)                   4

         Consolidated Statements of Comprehensive Income -
         Six Months Ended June 30, 2000 and 1999 (unaudited)               4

         Consolidated Balance Sheets -
         June 30, 2000 (unaudited) and December 31, 1999                   5

         Consolidated Statements of Cash Flows -
         Six Months Ended June 30, 2000 and 1999 (unaudited)               6

         Notes to Consolidated Financial Statements                        7

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                       13

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS         20

PART II. OTHER INFORMATION

 ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                       20

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             20

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                20

SIGNATURE                                                                 21

INDEX TO EXHIBITS                                                         22

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              FLOWSERVE CORPORATION
                                   (UNAUDITED)

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

                                                                              Three Months Ended June 30,
                                                                          ---------------------------------
                                                                             2000                    1999
                                                                          ----------              ---------
Sales                                                                     $  299,153              $ 275,196
Cost of sales                                                                195,990                181,307
                                                                          ----------              ---------
Gross profit                                                                 103,163                 93,889
    Selling and administrative expense                                        70,590                 66,204
    Research, engineering and development expense                              6,198                  6,327
    Merger integration expense                                                    --                  4,406
                                                                          ----------              ---------
Operating income                                                              26,375                 16,952
    Interest expense                                                           7,054                  4,120
    Other expense, net                                                            56                      1
                                                                          ----------              ---------
Earnings before income taxes                                                  19,265                 12,831
Provision for income taxes                                                     6,647                  4,362
                                                                          ----------              ---------
Net earnings                                                              $   12,618              $   8,469
                                                                          ==========              =========
Earnings per share (basic and diluted):                                   $     0.33              $    0.22
                                                                          ==========              =========

Average shares outstanding                                                    37,809                 37,771

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

                                                                             Three Months Ended June 30,
                                                                          --------------------------------
                                                                             2000                   1999
                                                                          ---------              ---------
Net earnings                                                              $  12,618              $   8,469
    Foreign currency translation adjustments                                  6,952                  3,099
                                                                          ---------              ---------
Comprehensive income                                                      $   5,666              $   5,370
                                                                          =========              =========

See accompanying notes to consolidated financial statements.


                              FLOWSERVE CORPORATION
                                   (UNAUDITED)

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

                                                                              Six Months Ended June 30,
                                                                          ---------------------------------
                                                                             2000                   1999
                                                                          ----------             ----------
Sales                                                                     $  584,462             $  544,583
Cost of sales                                                                382,070                353,903
                                                                          ----------             ----------
Gross profit                                                                 202,392                190,680
    Selling and administrative expense                                       142,220                133,314
    Research, engineering and development expense                             12,353                 13,199
    Merger integration expense                                                    --                  7,838
                                                                          ----------             ----------
Operating income                                                              47,819                 36,329
    Interest expense                                                          13,576                  7,203
    Other (income) expense, net                                               (3,161)                   525
                                                                          ----------             ----------
Earnings before income taxes                                                  37,404                 28,601
Provision for income taxes                                                    12,905                  9,724
                                                                          ----------             ----------
Net earnings                                                              $   24,499              $  18,877
                                                                          ==========             ==========

Earnings per share (basic and diluted):                                   $     0.65              $     .50
                                                                          ==========             ==========
Average shares outstanding                                                    37,810                 37,771

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

                                                                              Six Months Ended June 30,
                                                                          ---------------------------------
                                                                             2000                   1999
                                                                          ----------              ---------
Net earnings                                                              $   24,499              $  18,877
    Foreign currency translation adjustments                                  16,202                  3,878
                                                                          ----------              ---------
Comprehensive income                                                      $    8,297              $  14,999
                                                                          ==========              =========


See accompanying notes to consolidated financial statements.

                              FLOWSERVE CORPORATION

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

                                                                           JUNE 30,             December 31,
                                                                             2000                   1999
                                                                         -----------            ------------
                                                                         (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                             $  14,495             $    30,463
    Accounts receivable, net                                                246,331                 213,625
    Inventories                                                             210,617                 168,356
    Prepaids and other current assets                                        37,094                  41,344
                                                                          ----------            ------------
                  Total current assets                                      508,537                 453,788
Property, plant and equipment, net                                          221,336                 209,976
Intangible assets, net                                                      151,352                  96,435
Other assets                                                                 80,851                  77,952
                                                                          ----------            ------------
Total assets                                                              $ 962,076             $   838,151
                                                                          ==========            ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                      $  76,802             $    72,103
    Notes payable                                                               531                     734
    Income taxes                                                              8,904                   7,878
    Accrued liabilities                                                      96,957                 111,820
    Long-term debt due within one year                                           44                   3,125
                                                                          ----------            ------------
Total current liabilities                                                   183,238                 195,660
Long-term debt due after one year                                           315,348                 198,010
Postretirement benefits and deferred items                                  146,963                 136,207
Commitments and contingencies
Shareholders' equity:
   Serial preferred stock, $1.00 par value
     Shares authorized - 1,000                                                   --                      --
     Shares issued and outstanding - None
   Common stock, $1.25 par value
     Shares authorized - 120,000
     Shares issued and outstanding - 41,484                                  51,856                  51,856
   Capital in excess of par value                                            67,697                  67,963
   Retained earnings                                                        368,754                 344,254
                                                                          ---------             ------------
                                                                            488,307                 464,073
Treasury stock at cost - 4,065 and 4,071 shares                             (93,226)                (93,448)
Accumulated other comprehensive expense                                     (78,554)                (62,351)
                                                                          ---------             ------------
         Total shareholders' equity                                         316,527                 308,274
                                                                          ---------             ------------
Total liabilities and shareholders' equity                                $ 962,076               $ 838,151
                                                                          =========             ============

See accompanying notes to consolidated financial statements.

                              FLOWSERVE CORPORATION
                                   (Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

                                                                                Six Months Ended June 30,
                                                                            ---------------------------------
                                                                              2000                     1999
                                                                            ---------               ---------
CASH FLOWS - OPERATING ACTIVITIES:
    Net earnings                                                            $  24,499               $  18,877
    Adjustments to reconcile net earnings to net cash (used) provided by operating activities:
          Depreciation                                                         16,474                  19,187
          Amortization                                                          3,902                   2,008
          Net (Gain) Loss on the sale of fixed assets                            (148)                     55
          Change in assets and liabilities, net of effects of acquisitions:
               Accounts receivable                                             (7,773)                    757
               Inventories                                                    (19,651)                 12,570
               Prepaid expenses                                                 9,191                     925
               Other assets                                                    (6,935)                 (1,148)
               Accounts payable                                                (6,537)                 (7,485)
               Accrued liabilities                                            (30,946)                (12,140)
               Income taxes                                                     5,071                  (7,794)
               Postretirement benefits and deferred items                       6,773                  (3,636)
               Net deferred taxes                                                (474)                    (31)
                                                                            ---------               ---------
Net cash flows (used) provided by operating activities                         (6,554)                 22,145
CASH FLOWS - INVESTING ACTIVITIES:
    Capital expenditures, net of disposals                                    (12,434)                (20,201)
    Payment for acquisitions, net of cash acquired                            (21,703)                     --
                                                                            ---------               ---------
Net cash flows used by investing activities                                   (34,137)                (20,201)
CASH FLOWS - FINANCING ACTIVITIES:
    Net (repayments) borrowings under short-term debt                          (3,079)                    729
    Payments on long-term debt including revolving credit facility            (96,405)                 (9,256)
    Proceeds from long-term debt including revolving credit facility          125,134                  11,890
    Treasury share purchases                                                       --                  (3,333)
    Other stock activity                                                          239                    (679)
    Dividends paid                                                                 --                 (10,575)
                                                                            ---------               ---------
Net cash flows provided (used) by financing activities                         25,889                 (11,224)
Effect of exchange rate changes                                                (1,166)                   (952)
                                                                            ---------               ---------
Net change in cash and cash equivalents                                       (15,968)                (10,232)
Cash and cash equivalents at beginning of year                                 30,463                  24,928
                                                                            ---------               ---------
Cash and cash equivalents at end of period                                  $  14,495               $  14,696
                                                                            =========               =========
Taxes paid                                                                  $   8,205               $  17,905
Interest paid                                                               $  12,107               $   8,276

See accompanying notes to consolidated financial statements.

                              FLOWSERVE CORPORATION
                                   (UNAUDITED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

1.  ACCOUNTING POLICIES - BASIS OF PRESENTATION

    The accompanying consolidated balance sheet as of June 30, 2000, and the related consolidated statements of income and comprehensive income for the three months and six months ended June 30, 2000 and 1999, and the statements of cash flows for the six months ended June 30, 2000 and 1999, are unaudited. In management's opinion, all adjustments comprising normal recurring adjustments necessary for a fair presentation of such financial statements have been made. The accompanying consolidated financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X and do not contain certain information included in the Company's annual financial statements and notes to the financial statements. Accordingly, the accompanying consolidated financial information should be read in conjunction with the Company's 1999 Annual Report. Interim results are not necessarily indicative of results to be expected for a full year.

2.  INVENTORIES

    Inventories are stated at lower of cost or market. Cost is determined for certain inventories by the last-in, first-out (LIFO) method and for other inventories by the first-in, first-out (FIFO) method.

    Inventories and the method of determining costs were:

                                   JUNE 30,     December 31,
                                    2000           1999
                                  --------      -----------
Raw materials                     $ 31,839      $    29,674
Work in process and
    finished goods                 230,810          182,493
Less:  Progress billings           (14,213)          (5,746)
                                  --------      -----------
                                   248,436          206,421
LIFO reserve                       (37,819)         (38,065)
                                  --------      -----------
Net inventory                      210,617         $168,356
                                  ========      ===========

Percent of inventory
    accounted for by LIFO              62%              64%
Percent of inventory
    accounted for by FIFO              38%              36%


3.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In 1999, the Financial Accounting Standards Board issued one Statement of Financial Accounting Standard (SFAS) that was applicable to the Company - SFAS No. 137, "Deferral of the Effective Date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000. In June 2000, in conjunction with this standard, the Board also issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities which have caused implementation difficulties. These standards are not expected to materially impact Flowserve's reported financial position, results of operations or cash flows.

     In addition, in December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. This SAB does not change any of the existing rules on revenue recognition. Rather, the SAB provides additional guidance for transactions not addressed by existing rules. The Company is required to review its revenue recognition policies by the fourth quarter of fiscal year 2000 to determine that its recognition criteria is in compliance with the SAB interpretations. Any change in accounting principle required in order to comply with the SAB may be reported as a cumulative catch-up adjustment at that time. The Company is currently reviewing its revenue recognition policies and does not feel that any change in accounting required would have a material impact Flowserve's reported financial position, results of operations or cash flows.

4.  RESTRUCTURING

    In the fourth quarter of 1999, the Company initiated a restructuring program that included a one-time charge of $15,860 recorded as restructuring expense. The restructuring charge related to the planned closure of 10 facilities and a corresponding reduction in workforce at those locations, as well as at other locations that are part of the restructuring.

     The restructuring program is expected to result in a net reduction of approximately 300 employees at a cost of $12,900. In addition, exit costs associated with the facilities closings are estimated at $2,960. As of June 30, 2000, the program had resulted in a net reduction of 149 employees.

    Expenditures charged to the 1999 restructuring reserve were:


                                      Other Exit
                                      Severance      Costs         Total
----------------------------          ----------    --------     ---------
Balance at December 24, 1999           $12,900       $2,960       $15,860
Cash expenditures                         (102)          --          (102)
                                      ----------    --------     ---------
Balance at December 31, 1999            12,798        2,960        15,758
Cash expenditures                       (1,693)        (583)       (2,276)
                                      ----------    --------     ---------
Balance at March  31, 2000              11,105        2,377        13,482
CASH EXPENDITURES                       (1,311)      (1,013)       (2,324)
                                      ----------    --------     ---------
BALANCE AT JUNE 30, 2000               $ 9,794       $1,364       $11,158
                                      ==========    ========     =========

5.  ACQUISITION

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

            PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      Historical
                                                             ----------------------------
                                                                              Innovative                            Pro Forma
                                                             Flowserve          Valve            Pro Forma           Combined
                                                               Corp.         Technologies       Adjustments          Company
                                                             ---------       ------------       -----------         ---------
Net Sales                                                    $ 544,583       $     87,103       $        --         $ 631,686
Cost of Sales                                                  353,903             60,902                --           414,805
                                                             ---------       ------------       -----------         ---------
Gross Profit                                                   190,680             26,201                --           216,881
   Selling and administrative expense                          133,314             22,062               (28)(a)       155,348
   Research, engineering and development expense                13,199                 --                --            13,199
   Merger integration expense                                    7,838                 --                --             7,838
                                                             ---------       ------------       -----------         ---------
Operating Income                                                36,329              4,139                28            40,496
   Interest expense                                              7,203              6,197            (3,464)(b)         9,936
   Loss on assets held for sale                                     --              3,810                               3,810
   Other expense (income), net                                     525                (60)               --               465
                                                             ---------       ------------       -----------         ---------
Earnings before income taxes                                    28,601             (5,808)            3,492            26,285

Provision for income taxes                                       9,724               (547)             (109)(c)         9,068
                                                             ---------       ------------       -----------         ---------
Net income (loss)                                            $  18,877       $     (5,261)      $     3,601         $  17,217
                                                             =========       ============       ===========         =========
Earnings per share (basic and diluted)                       $    0.50       $         --       $        --         $    0.46

Weighted average shares outstanding (basic and diluted)         37,771              9,665                --            37,771


Pro Forma Adjustments

Selling and administrative expense:
  (a)    Represents incremental decrease in annual goodwill amortization based on decrease of $4,279 in estimated goodwill originating from the acquisition and the reduction of the amortization period from 40 to 20
         years.                                                                         (28)
Interest expense:
  (b)    Represents reduction in consolidated interest expense related to debt
         financing prior to the acquisition date                                     (3,464)
Provision for income taxes:
  (c)    Represents income tax adjustment required to arrive at a combined
         company pro forma effective tax rate of 34.5%                                 (109)

6   SEGMENT INFORMATION

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

                                                 ROTATING                        FLOW                      CONSOLIDATED
SIX MONTHS ENDED JUNE 30, 2000                   EQUIPMENT    FLOW CONTROL     SOLUTIONS     ALL OTHER        TOTAL
----------------------------------------------   ---------    -------------    ---------     ---------     ------------
SALES TO EXTERNAL CUSTOMERS                      $152,854       $129,754       $298,732       $ 3,122        $584,462
INTERSEGMENT SALES                                  2,891          5,448          9,700       (18,039)             --
SEGMENT OPERATING INCOME                           10,108         16,195         35,350       (13,834)         47,819
IDENTIFIABLE ASSETS                              $238,745       $210,143       $428,899       $84,289        $962,076

                                                 Rotating                        Flow                      Consolidated
Six months ended June 30, 1999                   Equipment     Flow Control    Solutions     All Other        Total
-----------------------------------------------  ---------     ------------    ---------     ---------     ------------
Sales to external customers                      $187,077       $143,694       $210,341       $ 3,471        $544,583
Intersegment sales                                  2,632          7,998          7,573       (18,203)             --
Segment operating income (before special items)    11,548         15,094         27,945       (10,420)         44,167
Identifiable assets                              $248,850       $212,684       $271,506      $111,968        $845,008

    Reconciliation of the total segment operating income before special items to consolidated earnings before income taxes follows:

                                                                       Six Months Ended June 30,
                                                                       2000                 1999
                                                                      -------             -------
        Total segment operating income (before special items)        $ 61,653            $ 54,587
        Corporate expenses and other                                   13,834              10,420
        Merger integration expense                                         --               7,838
        Interest expense                                               13,576               7,203
        Other (income) expense                                         (3,161)                525
                                                                     --------            --------
        Earnings before income taxes                                 $ 37,404            $ 28,601
                                                                     ========            ========

7   SUBSEQUENT EVENT

     On February 10, 2000, the Company announced that it had signed a definitive agreement to acquire Ingersoll-Dresser Pumps (IDP) from the Ingersoll-Rand Company for $775 million in cash. On August 8, 2000, the Company announced the completion of the acquisition. The transaction, which was accounted for as a purchase, was financed with a combination of bank financing and senior subordinated notes. Upon closing of the transaction, the existing Flowserve debt was repaid. Flowserve has received $1,425 million of financing to pay for the acquisition and pay off existing debt as well as provide for a $300 million revolving credit facility in connection with the acquisition. The financing consists of approximately $375 million of 12.25% Senior Subordinated Notes and $1.05 billion of senior credit facilities. The credit facilities consist of a $275 million term loan with a final maturity of six years and an initial interest rate of LIBOR plus 2.75%, a $475 million term loan with a final maturity of eight years and an initial interest rate of LIBOR plus 3.50%, and a $300 million revolving credit facility with a term of six years and an initial interest rate of LIBOR plus 2.75%

                                   ----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2000

     In general, results for the second quarter of 2000 were higher than the corresponding period in the previous year due to the Company's acquisition of Innovative Valve Technologies, Inc. (Invatec) on January 12, 2000. The acquisition of Invatec is discussed in further detail in the Liquidity and Capital Resources section of this Management Discussion and Analysis.

     Sales increased 8.7% to $299.2 million for the three months ended June 30, 2000, compared with $275.2 million for the same period in 1999. Sales for the quarter would have been $256.4 million without the acquisition of Invatec, 6.8% below the second quarter of 1999. The change in sales is discussed further in the following section on Business Segments. Net sales to international customers, including export sales from the U.S., were approximately 44% during the second quarter of 2000, compared with 55% during the second quarter of 1999. The lower 2000 percentage is due to Invatec's markets being principally U.S. Bookings (incoming orders for which there are purchase commitments) were $309.4 million, 23.0% higher than the second quarter of 1999 when bookings were $251.6 million. Excluding Invatec, bookings also showed year-on-year improvement of 4.7%.

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

     Sales and operating income before special items (merger-related expenses) for each of the three business segments are:

                                ROTATING EQUIPMENT
                                     DIVISION
                                ------------------
                                Three Months Ended
                                      June 30,
                                ------------------
(In millions of dollars)         2000        1999
------------------------        -------     ------
Sales                            $82.3      $ 98.2
Operating income                   6.2         5.0

     The sales decrease in 2000 was generally due to a lower shipable beginning backlog of highly engineered pumps. Unfavorable currency translation also reduced sales by about 4%.

     Operating income before special items, as a percentage of sales, increased to approximately 7.5% in 2000 from about 5.1% in the prior-year period. The operating income margin increased as a result of an improved gross margin due to an improved product mix including parts, and ongoing cost reduction efforts.

                                    FLOW CONTROL DIVISION
                                   ------------------------
                                     Three Months Ended
                                          June 30,
                                   ------------------------
        (In millions of dollars)     2000            1999
        -------------------------- --------        --------
        Sales                       $ 67.4          $ 76.1
        Operating income               8.4             7.2

    The decrease in sales was due to reduced backlog at the beginning of the quarter and lower book-to-build volume during the quarter. Unfavorable currency translation also reduced sales by about 4%.

    Operating income before special items, as a percentage of sales, was 12.5% in the second quarter of 2000, compared with 9.4% in 1999. The improved operating margin in 2000 was generally due to improved gross margins and lower operating expenses. These improvements were generally due to reduced costs principally related to the Company's restructuring program initiated in the fourth quarter of 1999.

                            FLOW SOLUTIONS DIVISION
                            -----------------------
                              Three Months Ended
                                   June 30,
                            -----------------------
(In millions of dollars)      2000            1999
------------------------    -------         -------
Sales                       $ 159.6         $ 109.2
Operating Income               18.7            13.1

     Sales were higher than the prior-year period generally due to the acquisition of Invatec. The increase in sales was offset slightly by an unfavorable currency translation which reduced sales by about 3%.

     Operating income before special items, as a percentage of sales, decreased to 11.7% from 12.0% in 1999. The lower margins were generally due to the acquisition of Invatec, as Invatec's gross margins are historically lower than the balance of FSD operations, and period integration expenses relating to the Company's 1999 restructuring program.

CONSOLIDATED RESULTS

     The gross profit margin was 34.5% for the three months ended June 30, 2000, compared with 34.1% for the same period in 1999. The increase was due to cost reductions and a more favorable parts mix in pumps. Excluding period costs of $0.7 million related to the 1999 restructuring program, the adjusted gross margin excluding Invatec was the highest since the fourth quarter of 1998.

     Selling and administrative expense as a percentage of net sales was 23.6% for the three- month period ended June 30, 2000, compared with 24.1% for the corresponding 1999 period. The decrease was due to the Company's cost reduction initiatives.

     Research, engineering and development expense was $6.2 million for the second quarter of 2000, compared with $6.3 million during the same period last year.

     Interest expense during the second quarter of 2000 was $7.1 million, up $2.9 million from the same period in 1999 due to higher interest rates and the increased borrowing levels required to acquire Invatec stock and retire debt obtained in the acquisition.

     The Company's effective tax rate for the second quarter of 2000 was 34.5% compared to 34.0% in the second quarter of 1999. The increase was due to the acquisition of Invatec.

     Net earnings for the second quarter of 2000 were $12.6 million or $0.33 per share. This was 49.0% above net earnings of $8.5 million, or $0.22 per share, for the same period in 1999. Excluding special items, net earnings for the second quarter of 1999 were $11.4 million or $0.30 per share.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2000

     In general, results for the first half of 2000 were higher than the corresponding period in the previous year due to the Company's acquisition of Invatec on January 12, 2000. The acquisition of Invatec is discussed in further detail in the Liquidity and Capital Resources section of this Management Discussion and Analysis.

     Sales increased 7.3% to $584.5 million for the six months ended June 30, 2000, compared with $544.6 million for the same period in 1999. Sales for the period would have been $501.2 million without the acquisition of Invatec, 8.0% below the same period of 1999. The change in sales is discussed further in the following section on business segments. Net sales to international customers, including export sales from the U.S., were approximately 44% during the first half of 2000, compared with 55% during the first half of 1999. The lower 2000 percentage is primarily due to Invatec's markets being principally U.S. Bookings (incoming orders for which there are purchase commitments) were $620.1 million, 23.0% higher than the first half of 1999 when bookings were $504.2 million. Excluding Invatec, bookings also showed year-on-year improvement of 5.3%.

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

    Sales and operating income before special items (merger-related expenses) for each of the three business segments are:

                                ROTATING EQUIPMENT
                                     DIVISION
                               -------------------
                                 Six Months Ended
                                     June 30,
                               -------------------
(In millions of dollars)        2000         1999
------------------------       ------       ------
Sales                          $155.7       $189.7
Operating income                 10.1         11.5

    The sales decrease in 2000 was generally due to a reduced opening backlog of highly engineered pumps. Unfavorable currency translation also reduced sales by about 3%.

    Operating income before special items, as a percentage of sales, increased to approximately 6.5% in 2000 from about 6.1% in the prior-year period. The operating income margin increased due to an improved gross margin resulting from an improved product mix and ongoing cost reduction efforts.

                                FLOW CONTROL DIVISION
                               -----------------------
                                  Six Months Ended
                                      June 30,
                               -----------------------
(In millions of dollars)         2000            1999
------------------------       -------         -------
Sales                          $ 135.2         $ 151.7
Operating income                  16.2            15.1

    The decrease in sales was due to reduced backlog at the beginning of the year and lower book-to-build volume during the period. Unfavorable currency translation also reduced sales by about 4%.

    Operating income before special items, as a percentage of sales, was 12.0% in the first half of 2000, compared with 10.0% in 1999. The improved operating margin in 2000 was generally due to improved gross margins and lower operating expenses. These improvements were generally due to a favorable product mix and reduced costs principally related to the Company's restructuring program initiated in the fourth quarter of 1999.

                               FLOW SOLUTIONS DIVISION
                               -----------------------
                                  Six Months Ended
                                      June 30,
                               -----------------------
(In millions of dollars)         2000            1999
------------------------       -------         -------
Sales                          $ 308.4         $ 217.9
Operating Income                  35.4            27.9

    Sales were higher than the prior-year period generally due to the acquisition of Invatec. The increase in sales was offset slightly by an unfavorable currency translation which reduced sales by about 2%.

    Operating income before special items, as a percentage of sales, decreased to 11.5% from 12.8% in 1999. The lower margins were generally due to the acquisition of Invatec, as Invatec's gross margins are historically lower than the balance of FSD operations, and period integration expenses relating to the Company's 1999 restructuring program.

CONSOLIDATED RESULTS

    The gross profit margin was 34.6% for the six months ended June 30, 2000, compared with 35.0% for the same period in 1999. The slight decrease was due to the lower margins associated with Invatec. Excluding Invatec, margins are 0.7 percentage points above the prior year.

    Selling and administrative expense as a percentage of net sales was 24.3% for the six-month period ended June 30, 2000, compared with 24.5% for the corresponding 1999 period. The slight decrease was due to the Company's cost reduction initiatives which more than offset period costs incurred as a result of the Company's 1999 restructuring program and costs associated with Flowserver, the Company's global business process improvement initiative. Flowserver expenses totaled $2.5 million in the first half of 2000. In 1999, Flowserver expenses were $7.8 million and were identified and disclosed separately as merger integration expense.

    Research, engineering and development expense was $12.4 million for the first six months of 2000, compared with $13.2 million during the same period last year. The lower level of spending was generally the result of cost control initiatives and the reallocation of resources to assist in project engineering.

    Interest expense during the first half of 2000 was $13.6 million, up $6.4 million from the same period in 1999 due to higher interest rates and the increased borrowing levels required to acquire Invatec stock and retire debt obtained in the acquisition.

    The Company recorded other income of $3.2 million during the six months ended June 30, 2000 primarily as a result of two factors. Income of $1.1 million was realized due to the quarterly mark-to-market adjustments requirement under the provisions of EITF No. 97-14 "Accounting for Deferred Compensation Agreements Where Amounts Earned are Held in a Rabbi Trust and Invested". In addition, $1.0 million of income was recorded as a result of the Company reaching an agreement and receiving payment on an outstanding promissory note which had previously been fully reserved.

    The Company's effective tax rate for the first half of 2000 was 34.5% compared to 34.0% in the first half of 1999. The increase was due to the acquisition of Invatec.

    Net earnings for the first half of 2000 were $24.5 million or $0.65 per share. This was 30.0% above net earnings of $18.9 million, or $0.50 per share, for the same period in 1999. Excluding special items, net earnings for the first half of 1999 were $24.1 million or $0.64 per share.

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

    The Company currently expects to realize ongoing annual operating income benefits of approximately $20 million per year effective in 2001 from this program. Approximately $10 million of savings are expected to be realized in selling and administrative expense, while the remainder is expected in costs of sales.

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

    The restructuring program is expected to result in a net reduction of approximately 300 employees. As of June 30, 2000, the program had resulted in a net reduction of 149 employees.

    Expenditures charged to the 1999 restructuring reserve were:

                                                   Other Exit
                                      Severance       Costs       Total
----------------------------          ---------    ----------    -------
Balance at December 24, 1999           $12,900        $2,960     $15,860
Cash expenditures                         (102)           --        (102)
                                      --------      --------     -------
Balance at December 31, 1999            12,798         2,960      15,758
Cash expenditures                       (1,693)         (583)     (2,276)
                                      --------      --------     -------
Balance at March  31, 2000              11,105         2,377      13,482
CASH EXPENDITURES                       (1,311)       (1,013)     (2,324)
                                      --------      --------     -------
BALANCE AT JUNE 30, 2000                $9,794        $1,364     $11,158
                                      ========      ========     =======

LIQUIDITY AND CAPITAL RESOURCES

    Cash flows from operating activities for the first six months of 2000 were significantly below the same period in 1999. The decrease in cash flows in 2000 was primarily due to payments relating to the restructuring program and Invatec acquisition.

    Capital expenditures, net of disposals, were $12.4 million during the first six months of 2000, compared with $20.2 million in the first six months of 1999. The reduction reflects a concerted effort by the Company to reduce capital spending. Capital expenditures were funded primarily by operating cash flows.

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

    On February 10, 2000, the Company announced it had reached a definitive agreement to acquire Ingersoll-Dresser Pumps (IDP) from Ingersoll-Rand Company for $775 million in cash. On August 8, 2000, the Company announced the completion of the acquisition. The transaction, which was accounted for as a purchase, was financed with a combination of bank financing and senior subordinated notes.

    Upon closing of the transaction, the existing Flowserve debt was repaid. Flowserve has received $1,425 million of financing to pay for the acquisition and pay off existing debt as well as provide for a $300 million revolving credit facility in connection with the acquisition. The financing consists of approximately $375 million of 12.25% Senior Subordinated Notes and $1.05 billion of senior credit facilities. The credit facilities consist of a $275 million term loan with a final maturity of six years and an initial interest rate of LIBOR plus 2.75%, a $475 million term loan with a final maturity of eight years and an initial interest rate of LIBOR plus 3.50%, and a $300 million revolving credit facility with a term of six years and an initial interest rate of LIBOR plus 2.75%. During the first quarter of 2000, the Company also announced it was suspending the payment of its cash dividend which is required by the financing. The Company believes that internally generated funds, including synergies from the IDP acquisition, will be adequate to service the debt.

    At June 30, 2000, total debt was 50.0% of the Company's capital structure, compared with 39.6% at December 31, 1999. The interest coverage ratio of the Company's indebtedness was 5.3 times interest at June 30, 2000, compared with
4.3 times interest at December 31, 1999.

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

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) During the second quarter of 2000, the Company issued 24,645 shares of restricted common stock pursuant to an exemption from registration under
    Section 4(2) of the Securities Act of 1933. Shares were issued for the benefit of directors, one officer and certain employees, subject to restrictions on transfer and vesting.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Shareholders of the Company was held on April 20,
    2000.

(c) (b) A proposal to approve re-election of three Directors to the Board of Directors, in each case for a term of three years, was approved as follows with respect to each nominee for office:

                            Votes For      Votes Withheld
                           ----------      --------------
C. Scott Greer             30,729,759         2,302,279
Diane C. Harris            32,416,056         615,982
James O. Rollans           32,407,438         624,600

The other directors, whose terms continued after the Annual Meeting, were Hugh
K. Coble, George T. Haymaker, Michael F. Johnston, Charles M. Rampacek, Williams
C. Rusnack and Kevin E. Sheehan.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     Exhibit - 27. Financial Data Schedule.

(b) Reports on Form 8-K

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



                                    FLOWSERVE CORPORATION
                                    (Registrant)

                                    /s/ Renee J. Hornbaker
                                    ------------------------------------------
                                    Renee J. Hornbaker
                                    Vice President and Chief Financial Officer



Date:      August 11, 2000

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                DESCRIPTION
-------               -----------
  27                  Financial Data Schedule