Form 10-Q
period 2000-09-30
FLOWSERVE CORP
filed 2000-11-14
CIK 30625

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   ---------


      For Quarter Ended September 30, 2000 Commission File Number 1-13179


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

                                 YES  X    NO
                                     ---      ---

SHARES OF COMMON STOCK, $1.25 PAR VALUE,
OUTSTANDING AS OF SEPTEMBER 30, 2000                                 37,446,306

                             FLOWSERVE CORPORATION
                                     INDEX

                                                                                                                 Page
                                                                                                                  No.
                                                                                                                 ----
PART I.           FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  Consolidated Statements of Income -
                  Three Months Ended September 30, 2000 and 1999 (unaudited)                                       3

                  Consolidated Statements of Comprehensive Income -
                  Three Months Ended September 30, 2000 and 1999 (unaudited)                                       3

                  Consolidated Statements of Income -
                  Nine Months Ended September 30, 2000 and 1999 (unaudited)                                        4

                  Consolidated Statements of Comprehensive Income -
                  Nine Months Ended September 30, 2000 and 1999 (unaudited)                                        4

                  Consolidated Balance Sheets -
                  September 30, 2000 (unaudited) and December 31, 1999                                             5

                  Consolidated Statements of Cash Flows -
                  Nine Months Ended September 30, 2000 and 1999 (unaudited)                                        6

                  Notes to Consolidated Financial Statements                                                       7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS                                                                     20

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS                                         29

PART II. OTHER INFORMATION

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                                       29

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                             29

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                29

SIGNATURE                                                                                                         30

INDEX TO EXHIBITS                                                                                                 31

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             FLOWSERVE CORPORATION
                                  (UNAUDITED)

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

                                                   Three Months Ended September 30,
                                                   --------------------------------
                                                        2000              1999
                                                   --------------    --------------
Sales                                                $    412,105    $    253,973
Cost of sales                                             281,983         165,658
                                                     ------------    ------------
Gross profit                                              130,122          88,315
    Selling and administrative expense                     89,861          69,689
    Research, engineering and development expense           6,004           5,905
    Integration expense                                    10,470           2,984
    Restructuring expense                                  17,102              --
                                                     ------------    ------------
Operating income                                            6,685           9,737
    Net interest expense                                   23,423           3,614
    Other expense (income), net                               299          (1,238)
                                                     ------------    ------------
Net (loss) earnings before income taxes                   (17,037)          7,361
Provision for income taxes                                 (6,103)          2,503
                                                     ------------    ------------
Net (loss) earnings before extraordinary items            (10,934)          4,858
Extraordinary items, net of tax                             2,067              --
                                                     ------------    ------------
Net (loss) earnings                                  $    (13,001)   $      4,858
                                                     ============    ============

Net (loss) earnings per share (basic and diluted):
         Before extraordinary items                  $      (0.29)   $       0.13
         Extraordinary items, net of tax                    (0.05)             --
                                                     ------------    ------------
Net (loss) earnings per share                        $      (0.34)   $       0.13
                                                     ============    ============

Average shares outstanding                                 37,824          37,739

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

                                              Three Months Ended September 30,
                                             --------------------------------
                                                  2000             1999
                                             ---------------  ---------------
Net (loss) earnings                            $    (13,001)   $      4,858
    Foreign currency translation adjustments        (23,600)         (4,737)
                                               ------------    ------------
Comprehensive (loss) income                    $    (36,601)   $        121
                                               ============    ============



See accompanying notes to consolidated financial statement.

                             FLOWSERVE CORPORATION
                                  (UNAUDITED)

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

                                                   Nine Months Ended September 30,
                                                   -------------------------------
                                                       2000              1999
                                                   -------------    --------------
Sales                                               $    996,567    $    798,556
Cost of sales                                            664,054         519,561
                                                    ------------    ------------
Gross profit                                             332,513         278,995
    Selling and administrative expense                   232,079         203,002
    Research, engineering and development expense         18,358          19,103
    Integration expense                                   10,470          10,821
    Restructuring expense                                 17,102              --
                                                    ------------    ------------
Operating income                                          54,504          46,069
    Net interest expense                                  36,312          10,245
    Other income, net                                     (2,174)           (138)
                                                    ------------    ------------
Net earnings before income taxes                          20,366          35,962
Provision for income taxes                                 6,801          12,227
                                                    ------------    ------------
Net earnings before extraordinary items                   13,565          23,735
Extraordinary items, net of tax                            2,067              --
                                                    ------------    ------------
Net earnings                                        $     11,498    $     23,735
                                                    ============    ============

Net earnings per share (basic and diluted):
         Before extraordinary items                 $       0.35    $       0.63
         Extraordinary items, net of tax                   (0.05)             --
                                                    ------------    ------------
Net earnings per share                              $       0.30    $       0.63
                                                    ============    ============

Average shares outstanding                                37,819          37,844

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                   2000             1999
                                              -------------    --------------
Net earnings                                   $     11,498    $       23,735
    Foreign currency translation adjustments        (39,803)           (8,615)
                                               ------------    --------------
Comprehensive (loss) income                    $    (28,305)   $       15,120
                                               ============    ==============



See accompanying notes to consolidated financial statement.

                             FLOWSERVE CORPORATION

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

                                                  SEPTEMBER 30,   December 31,
                                                      2000            1999
                                                  -------------   ------------
                                                   (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                     $     56,825    $     30,463
    Accounts receivable, net                           419,026         213,625
    Inventories                                        327,127         168,356
    Prepaids and other current assets                   56,112          41,344
                                                  ------------    ------------
                  Total current assets                 859,090         453,788
Property, plant and equipment, net                     406,283         209,976
Goodwill, net                                          506,208          90,198
Other intangible assets, net                           140,460           6,237
Other assets                                           134,231          77,952
                                                  ------------    ------------
Total assets                                      $  2,046,272    $    838,151
                                                  ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                              $    142,051    $     72,103
    Notes payable                                          298             734
    Income taxes                                         4,722           7,878
    Accrued liabilities                                237,889         111,820
    Long-term debt due within one year                  12,000           3,125
                                                  ------------    ------------
Total current liabilities                              396,960         195,660
Long-term debt due after one year                    1,121,012         198,010
Postretirement benefits and deferred items             249,076         136,207
Commitments and contingencies
Shareholders' equity:
   Serial preferred stock, $1.00 par value
     Shares authorized - 1,000                              --              --
     Shares issued and outstanding - None
   Common stock, $1.25 par value
     Shares authorized - 120,000
     Shares issued and outstanding - 41,484             51,856          51,856
   Capital in excess of par value                       66,084          67,963
   Retained earnings                                   355,752         344,254
                                                  ------------    ------------
                                                       473,692         464,073
Treasury stock at cost - 4,038 and 4,071 shares        (92,314)        (93,448)
Accumulated other comprehensive expense               (102,154)        (62,351)
                                                  ------------    ------------
         Total shareholders' equity                    279,224         308,274
                                                  ------------    ------------
Total liabilities and shareholders' equity        $  2,046,272    $    838,151
                                                  ============    ============



See accompanying notes to consolidated financial statement.

                             FLOWSERVE CORPORATION
                                  (Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

                                                                       Nine Months Ended September 30,
                                                                       -------------------------------
                                                                            2000            1999
                                                                        ------------    ------------
CASH FLOWS - OPERATING ACTIVITIES:
    Net earnings                                                       $     11,498    $      23,735
    Adjustments to reconcile net earnings to net cash (used) provided by operating activities:
       Depreciation                                                          25,866           23,482
       Amortization                                                           8,544            3,427
       Net (gain) loss on the sale of fixed assets                              (14)             170
       Change in assets and liabilities, net of effects of
         acquisitions:
            Accounts receivable                                             (11,369)           5,485
            Inventories                                                     (20,781)          20,206
            Prepaid expenses                                                 11,371            3,088
            Other assets                                                    (47,393)          10,335
            Accounts payable                                                 (8,045)          (5,814)
            Accrued liabilities                                              (1,190)         (17,183)
            Income taxes                                                     (5,784)         (10,092)
            Postretirement benefits and deferred items                       14,515          (19,909)
            Net deferred taxes                                                8,532            3,331
                                                                       -------------   -------------
Net cash flows (used) provided by operating activities                      (14,250)          40,261
                                                                       -------------   -------------
CASH FLOWS - INVESTING ACTIVITIES:
    Capital expenditures, net of disposals                                  (16,339)         (28,402)
    Payment for acquisitions, net of cash acquired                         (786,356)          (6,365)
                                                                       -------------   -------------
Net cash flows used by investing activities                                (802,695)         (34,767)
                                                                       ------------    -------------
CASH FLOWS - FINANCING ACTIVITIES:
    Net (repayments) borrowings under short-term debt                            --          (10,684)
    Payments on long-term debt including revolving credit facility         (426,706)         (11,404)
    Proceeds from long-term debt including revolving credit facility      1,271,753           32,467
    Treasury share purchases                                                     --           (5,249)
    Other stock activity                                                        637           (1,232)
    Dividends paid                                                               --          (15,877)
                                                                       ------------    -------------
Net cash flows provided (used) by financing activities                      845,684          (11,979)
Effect of exchange rate changes on cash                                      (2,377)            (526)
                                                                       ------------    -------------
Net change in cash and cash equivalents                                      26,362           (7,011)
Cash and cash equivalents at beginning of year                               30,463           24,928
                                                                       ------------    -------------
Cash and cash equivalents at end of period                             $     56,825    $      17,917
                                                                       ============    =============

Taxes paid                                                             $      4,344    $      23,563
Interest paid                                                          $     19,405    $      10,985



See accompanying notes to consolidated financial statement.

                             FLOWSERVE CORPORATION
                                  (UNAUDITED)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

1. ACCOUNTING POLICIES - BASIS OF PRESENTATION

    The accompanying consolidated balance sheet as of September 30, 2000, and the related consolidated statements of income and comprehensive income for the three months and nine months ended September 30, 2000 and 1999, and the statements of cash flows for the nine months ended September 30, 2000 and 1999, are unaudited. In management's opinion, all adjustments comprising normal recurring adjustments necessary for a fair presentation of such financial statements have been made. The accompanying consolidated financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X and do not contain certain information included in the Company's annual financial statements and notes to the financial statements. Accordingly, the accompanying consolidated financial information should be read in conjunction with the Company's 1999 Annual Report. Interim results are not necessarily indicative of results to be expected for a full year. Certain amounts in 1999 have been reclassified or restated to conform with the 2000 presentation.

2. INVENTORIES

    Inventories are stated at lower of cost or market. Cost is determined for certain inventories by the last-in, first-out (LIFO) method and for other inventories by the first-in, first-out (FIFO) method.

    Inventories and the method of determining costs were:

                                               SEPTEMBER 30,       December 31,
                                                   2000               1999
                                              --------------     --------------
Raw materials                                 $       52,371     $       29,674
Work in process and finished goods                   347,045            182,493
Less:  Progress billings                             (34,381)            (5,746)
                                              --------------     --------------
                                                     365,035            206,421
LIFO reserve                                         (37,908)           (38,065)
                                              --------------     --------------
Net inventory                                 $      327,127     $      168,356
                                              ==============     ==============

Percent of inventory accounted for by LIFO                30%                64%
Percent of inventory accounted for by FIFO                70%                36%


3. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In 1999, the Financial Accounting Standards Board issued one Statement of Financial Accounting Standard (SFAS) that was applicable to the Company - SFAS No. 137, "Deferral of the Effective Date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. In June 2000, in conjunction with this standard, the Board also issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities which have caused implementation difficulties. These standards are not expected to materially impact Flowserve's reported financial position, results of operations or cash flows.

    In addition, in December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in financial statements. This SAB does not change any of the existing rules on revenue recognition. Rather, the SAB provides additional guidance for transactions not addressed by existing rules. The Company is required to adopt SAB 101 in its fourth quarter, retroactive to January 1, 2000. The Company is currently reviewing its revenue recognition policies to determine that its recognition criteria is in compliance with the SAB interpretations. Any change in accounting principle required in order to comply with the SAB may be reported as a cumulative catch-up adjustment. The Company is currently reviewing its revenue recognition policies under the guidance provided by SAB 101 to determine the impact, if any, on the Company's reported financial position, results of operations or cash flows.

4. ACQUISITIONS

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

    On August 8, 2000, the Company completed the acquisition of Ingersoll-Dresser Pump Company (IDP), a leading manufacturer of pumps with a diverse mix of pump products and customers with operations in 30 countries, for $775 million in cash. The transaction, which was accounted for as a purchase, was financed with a combination of bank financing and senior subordinated notes. Upon closing of the transaction, the existing Flowserve debt was also refinanced. (See Note 6 for information on the debt incurred to finance the acquisition).

    The purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair market value at the date of the acquisition. These allocations include $134.5 million for intangibles and $360.3 million recorded as goodwill.

    The purchase price allocation for these acquisitions is preliminary and further refinements are likely to be made based on the completion of final valuation studies. The operating results of these acquired businesses have been included in the consolidated statements of income from the dates of acquisition.

    The table below reflects unaudited pro forma results of the Company, Invatec and IDP as if the acquisitions had taken place at the beginning of fiscal 2000 and 1999.


           PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands, except per share data)

                                                    Nine Months Ended September 30,
                                                    -------------------------------
                                                         2000            1999
                                                     ------------    ------------
 Net Sales                                           $  1,418,396    $  1,517,646
 Net (loss) earnings before extraordinary items           (26,025)        (13,236)
 Net (loss) earnings                                      (28,092)        (13,236)

 Net (loss) earnings per share (basic and diluted)
     Before extraordinary items                      $      (0.69)   $      (0.35)
     Net (loss) earnings                                    (0.74)          (0.35)

    The pro forma information does not purport to represent what the Company's results of operations actually would have been had such transactions or events occurred on the dates specified, or to project the Company's results of operations for any future period.

5.  RESTRUCTURING AND ACQUISITION RELATED CHARGES

    In August 2000, in conjunction with the acquisition of IDP, the Company initiated a restructuring program designed to streamline the Company by reducing costs and to eliminate excess capacity by consolidating facilities. The Company's actions, approved and committed to in the third quarter of 2000, will result in the reduction of approximately 1,100 positions. The program includes the closure of IDP's former headquarters, a number of pump manufacturing facilities and service and repair centers and the reduction of sales and sales support personnel. The Company estimates that the costs associated with these activities will be approximately $61 million. Approximately $44 million of the total cost relates to the IDP operations acquired and $28 million has been recorded in goodwill as part of the purchase price of IDP ($44 million of estimated costs less deferred tax effect of $16 million), while the remaining cost of $17 million relates to the existing Flowserve operations and has been recorded as restructuring expense.

    During the third quarter of 2000, the Company incurred $10.5 million in integration costs in conjunction with this program. As of September 30, 2000, the program had resulted in a net reduction of 170 employees.

    Expenditures charged to the 2000 restructuring reserve were:

                                                 Other Exit
                                 Severance          Costs           Total
                                ------------    ------------    ------------
Balance at August 16, 2000      $     45,980    $     14,832    $     60,812
Cash expenditures                     (3,508)            (12)         (3,520)
                                ------------    ------------    ------------
Balance at September 30, 2000   $     42,472    $     14,820    $     57,292
                                ============    ============    ============

    In the fourth quarter of 1999, the Company initiated a restructuring program that included a one-time charge of $15.9 million recorded as restructuring expense. The restructuring charge related to the planned closure of 10 facilities and a corresponding reduction in workforce at those locations, as well as at other locations that are part of the restructuring.

    In July 2000, the Company announced, as part of its agreement with the Department of Justice to acquire IDP, that it was required to sell a facility which had previously been targeted for closure in the fourth quarter of 1999. This resulted in a non-cash reduction of the existing restructuring liability of $5.3 million. Of this total, $1.3 million was recorded as part of the IDP restructuring reserve and the remaining balance was applied against restructuring expense during the current quarter.

    The Company is in the process of selling the facility and certain product lines. Any gain or loss on the sale will be recorded in the period in which a sales agreement is reached.

    The restructuring program is expected to result in a net reduction of approximately 280 employees at a cost of $12.9 million. In addition, exit costs associated with the facilities closings are estimated at $3.0 million. As of September 30, 2000, the program had resulted in a net reduction of 199 employees.

    Expenditures charged to the 1999 restructuring reserve were:

                                                 Other Exit
                                 Severance         Costs            Total
                                ------------    ------------    ------------
Balance at December 24, 1999    $     12,900    $      2,960    $     15,860
Cash expenditures                       (102)             --            (102)
                                ------------    ------------    ------------
Balance at December 31, 1999          12,798           2,960          15,758
Cash expenditures                     (1,693)           (583)         (2,276)
                                ------------    ------------    ------------
Balance at March  31, 2000            11,105           2,377          13,482
Cash expenditures                     (1,311)         (1,013)         (2,324)
                                ------------    ------------    ------------
Balance at June 30, 2000               9,794           1,364          11,158
CASH EXPENDITURES                     (1,199)           (336)         (1,535)
NONCASH REDUCTION                     (4,364)         (1,028)         (5,392)
                                ------------    ------------    ------------
BALANCE AT SEPTEMBER 30, 2000   $      4,231              --    $      4,231
                                ============    ============    ============

6.  DEBT

    In connection with the acquisition of IDP and payoff of the Company's existing debt, on August 8, 2000 the Company entered into a Credit Agreement for senior secured credit facilities which included a $275 million term loan due June 2006, a $475 million term loan due June 2008, and a $300 million revolving credit facility with a final maturity of June 2006. The term loans bear floating interest rates based on LIBOR (either one, two, three, or six month LIBOR at the Company's discretion) plus a credit spread, or the Prime Rate plus a credit spread, at the option of the Company. At September 30, 2000, the interest rate on the term loans and revolving credit facility was 9.50%, 10.25% and 9.375%, respectively. The term loans require scheduled principal payments beginning June 30, 2001. All of the senior secured credit facilities are secured by the domestic assets of the Company and a pledge of 65% of the stock of the foreign subsidiaries. As of September 30, 2000, $10 million of the revolving credit was drawn and the full amount of the term loans were outstanding.

    The scheduled principal payments of the term loans outstanding at September 30, 2000 are summarized as follows: $18 million in 2001, $45 million in 2002, $60 million in 2003, $64 million in 2004, $68 million in 2005, $106.6 million in 2006, $258.7 million in 2007 and $129.7 million in 2008. Beginning in 2002, the Company is required to use a percentage of excess cash from operations, as defined in the Credit Agreement, to reduce the outstanding principal of the term loans.

    The revolving credit facility allows the Company to issue up to $200 million in letters of credit. As of September 30, 2000, $14.7 million of letters of credit had been issued under the facility. This, coupled with the $10.0 million in borrowings under the facility, left the Company with $275.3 million remaining in unused borrowing capacity under the revolving credit facility.

    The Company also issued 10 year, senior subordinated notes on August 8, 2000 in a US dollar tranche and a Euro tranche. Proceeds of $285.9 million from the dollar tranche, and EUR 98.6 million from the euro tranche were also used in completing the IDP acquisition. The notes were issued at a fixed rate of 12.25%, were originally priced at a discount to yield 12.50%, and have no scheduled principal prepayments prior to maturity in August 2010. Interest on the notes is payable semi-annually, with the first payment commencing in February 2001.

    The provisions of the Credit Agreement require the Company to meet or exceed specified financial covenants that are defined in the Credit Agreement. These covenants include a leverage ratio, an interest coverage ratio, and a fixed charge coverage ratio. Further, the provisions of the Credit Agreement and the senior subordinated notes require the Company to contain limitations or restrictions relating to new indebtedness, prepayment of subordinated debt, liens, sale and leaseback transactions, disposition of assets, payment of dividends or other distributions, and capital expenditures, among other things.

    On August 8, 2000 the existing five year, $600 million revolving credit agreement was cancelled, and the remaining senior notes issued in 1992 and in 1996 were repaid in full.

    As a result of the cancellation of the existing credit agreement and the prepayment of the existing senior notes, the Company recorded extraordinary items charges, net of tax of $1.2 million, of $2.1 million which represents prepayment penalties on the senior notes and the write-off of deferred financing fees associated with the credit agreement.

7.  GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS

    In connection with the IDP acquisition and as part of the related financing, the Company and a newly formed Dutch subsidiary, Flowserve Finance B.V., issued an aggregate of $375 million of dollar-denominated senior sub-ordinated notes (the dollar Notes) and euro-denominated senior subordinated notes (the euro Notes) in private placements pursuant to Rule 144A and Regulation S. The dollar Notes and the euro Notes are general unsecured obligations of the Company and Flowserve Finance B.V., respectively, subordinated in right of payment to all existing and future senior indebtedness of the Company and Flowserve Finance B.V., respectively, and guaranteed on a full, unconditional, joint and several basis by the Company's wholly owned domestic subsidiaries and, in the case of the euro Notes, by the Company.

    The following condensed consolidating financial information presents:

    (1) Condensed consolidating balance sheet as of December 31,1999 and the related statements of income and cash flows for the nine months ended September 30, 1999, of (a) Flowserve Corporation, the parent; (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; and the Company on a consolidated basis, and

    (2) Condensed consolidating balance sheet as of September 30, 2000 and the related statements of income and cash flows for the nine months ended September 30, 2000, of (a) Flowserve Corporation, the parent, (b) Flowserve Finance B.V., (c) the guarantor subsidiaries, (d) the non-guarantor subsidiaries, and the Company on a consolidated basis, and

    (3) Elimination entries necessary to consolidate Flowserve Corporation, the parent, with Flowserve Finance B.V., guarantor and non-guarantor subsidiaries.

    (4) Investments in subsidiaries are accounted for by the parent using the equity method of accounting. The guarantor and non-guarantor subsidiaries are presented on a combined basis. The principal elimination entries eliminate investments in subsidiaries and inter-company balances and transactions. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are not presented because management believes that such financial statements would not be meaningful to investors.

                              FLOWSERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                        CONSOLIDATED STATEMENT OF INCOME
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000


                                                                  Flowserve    Guarantor   Nonguarantor               Consolidated
                                                       Parent    Finance B.V. Subsidiaries Subsidiaries Eliminations     Total
                                                     ----------  -----------  ------------ ------------ ------------  -----------
Sales .............................................   $ 118,626    $      --    $ 565,437    $ 374,302   $ (61,798)   $ 996,567
Cost of sales .....................................      86,637           --      388,598      250,617     (61,798)     664,054
                                                      ---------    ---------    ---------    ---------   ---------    ---------
Gross Profit ......................................      31,989           --      176,839      123,685          --      332,513
    Selling and administrative expense ............      35,030           --      124,414       72,635          --      232,079
    Research, engineering and
       development expense ........................       4,321           --       11,328        2,709          --       18,358
    Restructuring Expenses ........................       6,846           --        7,649        2,607          --       17,102
    Integration expense ...........................       4,242           --        5,844          384          --       10,470
                                                      ---------    ---------    ---------    ---------   ---------    ---------
Operating income ..................................     (18,450)          --       27,604       45,350          --       54,504
    Net Interest expense ..........................      17,881        1,710       23,958        4,425     (11,662)      36,312
    Other (income) expense, net ...................     (11,514)      (1,581)      (9,039)       8,298      11,662       (2,174)
    Equity in (earnings) loss of
       subsidiaries ...............................     (28,225)          --           --           --      28,225           --
                                                      ---------    ---------    ---------    ---------   ---------    ---------
Net earnings (loss) before income taxes ...........       3,408         (129)      12,685       32,627     (28,225)      20,366
Provision for income taxes ........................      (9,223)          --        5,299       10,725          --        6,801
                                                      ---------    ---------    ---------    ---------   ---------    ---------
Net earnings (loss)  before extraordinary
    items .........................................      12,631         (129)       7,386       21,902     (28,225)      13,565
Extraordinary items, net of tax ...................       1,133           --          934           --          --        2,067
                                                      ---------    ---------    ---------    ---------   ---------    ---------
Net earnings (loss) ...............................   $  11,498    $    (129)   $   6,452    $  21,902   $ (28,225)   $  11,498
                                                      =========    =========    =========    =========   =========    =========

                              FLOWSERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                        CONSOLIDATED STATEMENT OF INCOME
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                           Guarantor    Nonguarantor                  Consolidated
                                                             Parent      Subsidiaries   Subsidiaries   Eliminations       Total
                                                            ---------    ------------   ------------   ------------   ------------
Sales .................................................     $ 105,852      $ 407,714      $ 337,116     $ (52,126)     $ 798,556
Cost of sales .........................................        76,815        273,093        221,779       (52,126)       519,561
                                                            ---------      ---------      ---------     ---------      ---------
Gross Profit ..........................................        29,037        134,621        115,337            --        278,995
    Selling and administrative expense .................       47,736         86,649         68,617            --        203,002
    Research, engineering and
       development expense ............................         4,015         12,285          2,803            --         19,103
    Integration expense ...............................            --          9,423          1,398            --         10,821
                                                            ---------      ---------      ---------     ---------      ---------
Operating income ......................................       (22,714)        26,264         42,519            --         46,069
    Net Interest expense ..............................         1,000          9,474          1,785        (2,014)        10,245
    Other (income)expense, net ........................          (938)        (9,426)         8,212         2,014           (138)
    Equity in (earnings) loss of
       subsidiaries ...................................       (38,868)            --             --        38,868             --
                                                            ---------      ---------      ---------     ---------      ---------
Net Earnings before income taxes ......................        16,092         26,216         32,522       (38,868)        35,962
Provision for income taxes ............................        (7,643)         8,426         11,444            --         12,227
                                                            ---------      ---------      ---------     ---------      ---------
Net earnings (loss) ...................................     $  23,735      $  17,790      $  21,078     $ (38,868)     $  23,735
                                                            =========      =========      =========     =========      =========

                             FLOWSERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                          CONSOLIDATED BALANCE SHEETS
                               SEPTEMBER 30, 2000

                                                                 Flowserve      Guarantor     Nonguarantor              Consolidated
                                                       Parent    Finance B.V.  Subsidiaries   Subsidiaries Eliminations    Total
                                                     ----------- -----------  -------------  ------------  ----------- ------------
Current assets:
  Cash and cash equivalents......................... $        -- $        --  $        --     $    62,550  $    (5,725) $    56,825
  Inter-company receivables.........................      20,890          --       30,025         112,304     (163,219)          --
  Accounts receivable, net..........................      23,204          --      200,230         195,592           --      419,026
  Inventories.......................................       8,541          --      196,408         122,178           --      327,127
  Prepaids and other current assets.................       2,122          --       46,629           7,358            3       56,112
                                                     ----------- -----------  -----------     -----------  -----------  -----------
              Total current assets..................      54,757          --      473,292         499,982     (168,941)     859,090

Property, plant and equipment, net..................      34,176          --      195,756         176,351           --      406,283
Investment in subsidiaries..........................     785,839          --      468,007              --   (1,253,846)          --
Inter-company receivables...........................     513,188      84,316       27,549          36,916     (661,969)          --
Goodwill, net.......................................       7,904          --      447,512          50,792           --      506,208
Other intangible assets,net.........................          --          --      128,118          12,342           --      140,460
Other assets........................................      53,495       4,671       72,164           3,901           --      134,231
                                                     ----------- -----------  -----------     -----------  -----------  -----------

              Total assets.......................... $ 1,449,359 $    88,987  $ 1,812,398     $   780,284  $(2,084,756) $ 2,046,272
                                                     =========== ===========  ===========     ===========  ===========  ===========

Current liabilities:
  Accounts payable.................................. $    11,304 $        --  $    69,304     $    67,168  $    (5,725) $   142,051
  Inter-company payables............................      33,753       2,133       31,180          96,263     (163,329)          --
  Notes payable.....................................          --          --          298                           --          298
  Income taxes......................................      (1,157)         --        1,104           4,775           --        4,722
  Accrued liabilities...............................      23,884          38      116,263          97,704           --      237,889
  Long-term debt due within one year................      12,000          --                           --           --       12,000
                                                     ----------- -----------  -----------     -----------  -----------  -----------
              Total current liability...............      79,784       2,171      218,149         265,910     (169,054)     396,960

Long-term debt due after one year...................   1,033,960      86,949            8              95           --    1,121,012
Inter-company payables..............................       4,851          --      482,665         174,454     (661,970)          --
Post-retirement benefits and deferred
  items.............................................      51,540          --      180,125          17,411           --      249,076

Shareholders' equity:
Serial preferred stock, $1.00 par
   value............................................          --          --           --              --           --           --
Common shares, $1.25 par value......................      51,855          --            1         198,923     (198,923)      51,856
Capital in excess of par value......................      66,084          --      614,466          90,899     (705,365)      66,084
Retained earnings...................................     355,752        (129)     337,515         169,159     (506,545)     355,752
                                                     ----------- -----------  -----------     -----------  -----------  -----------
                                                         473,691        (129)     951,982         458,981   (1,410,833)     473,692
Treasury stock at cost..............................     (92,314)         --         (613)             --          613      (92,314)
Accumulated other comprehensive
   (expense) income.................................    (102,153)         (4)     (19,918)       (136,567)     156,488     (102,154)
                                                     ----------- -----------  -----------     -----------  -----------  -----------
              Total shareholders' equity............     279,224        (133)     931,451         322,414   (1,253,732)     279,224
              Total liabilities and shareholders'
                  equity............................ $ 1,449,359 $    88,987  $ 1,812,398     $   780,284  $(2,084,756) $ 2,046,272
                                                     =========== ===========  ===========     ===========  ===========  ===========

                                  FLOWSERVE CORPORATION
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollar amounts in thousands, except per share data)
                               CONSOLIDATED BALANCE SHEETS
                                    December 31, 1999


                                                                     Guarantor       Nonguarantor                     Consolidated
                                                      Parent       Subsidiaries      Subsidiaries     Eliminations        Total
                                                    -----------    -------------    -------------    -------------    -------------
Current assets:
  Cash and cash equivalents .....................   $        --    $         889    $      29,966    $        (392)   $      30,463
  Inter-company receivables .....................       194,594              930            7,640         (203,164)              --
  Accounts receivable, net ......................        16,702           94,639          102,284               --          213,625
  Inventories ...................................        17,811           76,580           73,965               --          168,356
  Prepaids and other current assets .............            --           34,639           11,733           (5,028)          41,344
                                                    -----------    -------------    -------------    -------------    -------------
              Total current assets ..............       229,107          207,677          225,588         (208,584)         453,788

Property, plant and equipment ...................        33,223          118,356           58,397               --          209,976
Investment in subsidiaries ......................       403,643          273,430               --         (677,073)              --
Inter-company receivables .......................        60,432          209,138           20,674         (290,244)              --
Goodwill, net ...................................         2,744           33,004           54,450               --           90,198
Other intangible assets, net ....................            --            6,041              196                             6,237
Other assets ....................................        40,954           35,175            1,823               --           77,952
                                                    -----------    -------------    -------------    -------------    -------------

              Total assets ......................   $   770,103    $     882,821    $     361,128    $  (1,175,901)   $     838,151
                                                    ===========    =============    =============    =============    =============

Current liabilities:
  Accounts payable ..............................   $    12,481    $      31,659    $      32,164    $      (4,201)   $      72,103
  Inter-company payables ........................       159,578           21,494           22,092         (203,164)              --
  Notes payable .................................           734               --               --               --              734
  Income taxes ..................................         3,592               --            5,505           (1,219)           7,878
  Accrued liabilities ...........................        11,813           64,963           35,044               --          111,820
  Long-term debt due within one year ............           870              387            1,868               --            3,125
                                                    -----------    -------------    -------------    -------------    -------------
              Total current liabilities .........       189,068          118,503           96,673         (208,584)         195,660

Long-term debt due after one year ...............         4,610          190,000            3,400               --          198,010
Inter-company payables ..........................       233,473           16,479           40,292         (290,244)              --
Post-retirement benefits and deferred
    items .......................................        34,678           86,640           14,889               --          136,207

Shareholders' equity:
Serial preferred stock, $1.00 par
    value .......................................            --               --               --               --               --
Common shares, $1.25 par value ..................        51,856                1           71,933          (71,934)          51,856
Capital in excess of par value ..................        67,963          168,495           91,238         (259,733)          67,963
Retained earnings ...............................       344,254          357,605           46,468         (404,073)         344,254
                                                    -----------    -------------    -------------    -------------    -------------
                                                        464,073          526,101          209,639         (735,740)         464,073
Treasury stock at cost ..........................       (93,448)            (612)           1,837           (1,225)         (93,448)
Accumulated other comprehensive
    (expense)/income ............................       (62,351)         (54,290)          (5,602)          59,892          (62,351)
                                                    -----------    -------------    -------------    -------------    -------------
              Total shareholders' equity ........       308,274          471,199          205,874         (677,073)         308,274
              Total liabilities and shareholders'
                  equity ........................   $   770,103    $     882,821    $     361,128    $  (1,175,901)   $     838,151
                                                    ===========    =============    =============    =============    =============

                             FLOWSERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (DOLLAR AMOUNTS IN THOUSANDS)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                           Flowserve       Guarantor    Nonguarantor                  Consolidated
                                            Parent       Finance B.V.    Subsidiaries   Subsidiaries    Eliminations      Total
                                        -----------      ------------   ------------   ------------    ------------  --------------
CASH FLOWS-OPERATING ACTIVITIES:
    Net earnings .....................  $    11,498     $      (128)    $     6,452   $    21,901     $   (28,225)    $    11,498
Adjustments to reconcile net earnings
    to cash provided by operating
    activities:
    Depreciation .....................        4,698              --          13,319         7,849              --          25,866
    Amortization .....................          351              --           6,248         1,945              --           8,544
    Net (gain)-loss on sale of fixed
       assets ........................           --              --              87          (101)             --             (14)
Change in operating assets and
    liabilities, net of effects of
    acquisitions and dispositions:
    Accounts receivable ..............       (6,501)             --          (7,788)        2,920              --         (11,369)
    Inventories ......................        9,271              --         (30,143)           91              --         (20,781)
    Intercompany receivable and
       payables ......................     (632,814)        (82,183)        399,184      (258,785)        574,598              --
    Prepaid expenses .................       (2,121)             --           1,599        16,533          (4,640)         11,371
    Other assets .....................      (18,053)         (4,671)         (6,580)      (18,089)             --         (47,393)
    Accounts payable .................       (1,177)             --           1,254        (6,598)         (1,524)         (8,045)
    Accrued liabilities ..............       12,071              38          19,588       (32,887)             --          (1,190)
    Income taxes .....................       (4,750)             --            (810)       (1,444)          1,220          (5,784)
    Post-retirement benefits and
       deferred items ................       16,862              --          (2,074)         (273)             --          14,515
    Net deferred taxes ...............           --              --          14,605        (6,073)             --           8,532
                                        -----------     -----------     -----------   -----------     -----------     -----------
Net cash (used) provided by
    operating activities .............     (610,665)        (86,944)        414,941       (273,011)        541,429         (14,250)
                                        -----------     -----------     -----------    -----------     -----------     -----------

CASH FLOWS-INVESTING ACTIVITIES
    Capital expenditures, net of
       disposals .....................       (5,650)             --          (5,204)       (5,485)             --         (16,339)
    Payments for acquisitions, net
       of cash acquired ..............     (560,312)             --        (226,044)           --              --        (786,356)
                                        -----------     -----------     -----------   -----------     -----------     -----------

Net cash flows used in investing
       activities ....................     (565,962)             --        (231,248)       (5,485)             --        (802,695)
                                        -----------     -----------     -----------   -----------     -----------     -----------

CASH FLOWS-FINANCING ACTIVITIES
    Net borrowings (repayments)
       under lines of credit .........        4,396              --             (90)       (4,306)             --              --
    Payments on long-term debt .......     (148,108)             --        (278,598)           --              --        (426,706)
    Proceeds from long-term debt .....    1,184,804          86,949              --            --              --       1,271,753
    Other activity ...................      135,535              --          94,106       312,033        (541,037)            637
                                        -----------     -----------     -----------   -----------     -----------     -----------
Net cash flows provided (used)
    by financing activities ..........    1,176,627          86,949        (184,582)      307,727        (541,037)        845,684
                                        -----------     -----------     -----------   -----------     -----------     -----------
Effect of exchange rate changes
    on cash .........................            --              (5)             --        (2,372)             --          (2,377)
                                        -----------     -----------     -----------   -----------     -----------     -----------
Net change in cash and cash
    equivalents ......................           --              --            (889)       26,859             392          26,362
Cash and cash equivalents at
    beginning of year .... ...........           --              --             889        29,966            (392)         30,463
                                        -----------     -----------     -----------   -----------     -----------     -----------
Cash and cash equivalents at
    end of period ....................  $        --     $        --     $        --   $    56,825     $        --     $    56,825
                                        ===========     ===========     ===========   ===========     ===========     ===========

                              FLOWSERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar amounts in thousands)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  For the nine months ended September 30, 1999


                                                                           Guarantor     Nonguarantor                  Consolidated
                                                              Parent      Subsidiaries   Subsidiaries    Eliminations      Total
                                                             ---------    ------------   ------------    ------------  ------------

CASH FLOWS-OPERATING ACTIVITIES:
    Net earnings ..........................................  $  23,735      $  17,790      $  21,078      $ (38,868)     $  23,735
Adjustments to reconcile net earnings to cash
    provided by operating activities:
    Depreciation ..........................................      3,829         12,248          7,405             --         23,482
    Amortization ..........................................        340          1,528          1,559             --          3,427
    Net (gain) loss on sale of fixed assets ...............         --           (194)           364             --            170
Change in operating assets and liabilities, net
    of effects of acquisitions and dispositions:
    Accounts receivable ...................................     (1,040)        12,746         (6,221)            --          5,485
    Inventories ...........................................      9,814          8,552          1,840             --         20,206
    Intercompany receivable and payables ..................     37,740       (126,609)        (9,946)        98,815             --
    Prepaid expenses ......................................     30,988          7,747        (15,188)       (20,459)         3,088
    Other assets ..........................................     25,433        (16,262)         1,164             --         10,335
    Accounts payable ......................................      5,656        (12,030)           350            210         (5,814)
    Accrued liabilities ...................................    (18,904)         5,036         (3,315)            --        (17,183)
    Income taxes ..........................................     (2,354)       (25,245)        (2,952)        20,459        (10,092)
    Post-retirement benefits and deferred
       items ..............................................    (52,144)        33,926         (1,691)            --        (19,909)
    Net deferred taxes ....................................    (16,753)         3,072         17,012             --          3,331
                                                             ---------      ---------      ---------      ---------      ---------
Net cash provided (used) by operating activities ..........     46,340        (77,695)        11,459         60,157         40,261
                                                             ---------      ---------      ---------      ---------      ---------
CASH FLOWS-INVESTING ACTIVITIES
    Capital expenditures, net of disposals ................     (9,442)       (12,600)        (6,360)            --        (28,402)
    Payments for acquisitions, net of cash
       acquired ...........................................     (6,365)            --             --             --         (6,365)
                                                             ---------      ---------      ---------      ---------      ---------
Net cash flows used in investing activities ...............    (15,807)       (12,600)        (6,360)            --        (34,767)
                                                             ---------      ---------      ---------      ---------      ---------
CASH FLOWS-FINANCING ACTIVITIES
    Net repayments under lines of credit ..................        (43)        (7,865)        (2,776)            --        (10,684)
    Payments on long-term debt ............................    (11,404)            --             --             --        (11,404)
    Proceeds from long-term debt ..........................         --         32,467             --             --         32,467
    Repurchase of common stock ............................     (5,591)        (1,226)           467          1,101         (5,249)
    Other stock activity ..................................          1             --         31,989        (33,222)        (1,232)
    Dividends paid ........................................    (15,877)            --             --             --        (15,877)
    Other activity ........................................     10,997         40,989          2,872        (54,858)            --
                                                             ---------      ---------      ---------      ---------      ---------
Net cash flows (used) provided by financing activities ....    (21,917)        64,365         32,552        (86,979)       (11,979)
                                                             ---------      ---------      ---------      ---------      ---------
Effect of exchange rate changes on cash ...................     (8,616)        25,930        (44,872)        27,032           (526)
                                                             ---------      ---------      ---------      ---------      ---------
Net change in cash and cash
    equivalents ...........................................         --             --         (7,221)           210         (7,011)
Cash and cash equivalents at beginning of
    year ..................................................         --             --         31,062         (6,134)        24,928
                                                             ---------      ---------      ---------      ---------      ---------
Cash and cash equivalents at end of period ................  $      --      $      --      $  23,841      $  (5,924)     $  17,917
                                                             =========      =========      =========      =========      =========

8.  SEGMENT INFORMATION

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

    Amounts classified as All Other include Corporate Headquarters costs and other minor entities that are not considered separate segments. The results for Invatec and IDP are included in the Flow Solutions Division and Flowserve Pump Division, respectively, from the date of acquisition. The Company evaluates segment performance and allocates resources based on profit or loss excluding merger integration, interest expense, other income or expense and income taxes. Intersegment sales and transfers are recorded at cost plus a profit margin. Minor reclassifications have been made to certain previously reported information to conform to the current business configuration.

                                            FLOWSERVE        FLOW           FLOW                        CONSOLIDATED
NINE MONTHS ENDED SEPTEMBER 30, 2000           PUMP         CONTROL       SOLUTIONS      ALL OTHER          TOTAL
------------------------------------       ------------   ------------   ------------   ------------    ------------
SALES TO EXTERNAL CUSTOMERS                $    348,398   $    199,086   $    444,339   $      4,744    $    996,567
INTERSEGMENT SALES                                8,441          7,663         12,325        (28,429)             --
SEGMENT OPERATING INCOME (BEFORE SPECIAL
ITEMS)                                           27,426         23,688         52,633        (21,671)         82,076

IDENTIFIABLE ASSETS                        $  1,342,266   $    203,168   $    419,302   $     81,536    $  2,046,272

                                            Flowserve        Flow           Flow                        Consolidated
Nine months ended September 30, 1999           Pump         Control       Solutions      All Other          Total
------------------------------------       ------------   ------------   ------------   ------------    ------------
Sales to external customers                $    267,945   $    212,442   $    312,910   $      5,259    $    798,556
Intersegment sales                                4,497         10,207         11,361        (26,065)             --
Segment operating income (before special
items)                                           16,484         20,671         42,032        (22,297)         56,890

Identifiable assets                        $    243,723   $    211,894   $    297,213   $     78,989    $    831,819

    Reconciliation of the total segment operating income before special items to consolidated earnings before income taxes follows:

                                                       Nine Months Ended September 30,
                                                            2000            1999
                                                        ------------    ------------
Total segment operating income (before special items)   $    103,747    $     79,187
Corporate expenses and other                                  21,671          22,297
Integration expense                                           17,102          10,821
Restructuring                                                 10,470              --
Net interest expense                                          36,312          10,245
Other income                                                  (2,174)           (138)
                                                        ------------    ------------
Earnings before income taxes                            $     20,366    $     35,962
                                                        ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2000

    In general, results for the third quarter of 2000 were higher than the corresponding period in the previous year due to the Company's acquisitions of Innovative Valve Technologies, Inc. (Invatec) on January 12, 2000 and Ingersoll-Dresser Pump Company (IDP), on August 8, 2000. These acquisitions are discussed in further detail in the Liquidity and Capital Resources section of this Management Discussion and Analysis.

    Sales increased 62.2% to $412.1 million for the three months ended September 30, 2000, compared with $254.0 million for the same period in 1999. Sales for the quarter would have been $255.1 million on a comparable basis, excluding acquisitions, slightly higher than the prior year. The change in sales is discussed further in the following section on Business Segments. Net sales to international customers, including export sales from the U.S., were 48% during the third quarter of 2000, compared with 51% during the third quarter of 1999. The lower 2000 percentage is due to Invatec's markets being principally in the U.S. Bookings (incoming orders for which there are purchase commitments) were $399.2 million, 54.1% higher than the third quarter of 1999 when bookings were $259.0 million. Bookings from comparable operations, excluding unfavorable currency translation, were virtually unchanged from the prior year period.

BUSINESS SEGMENTS

    Flowserve manages its operations through three business segments: Flowserve Pump Division (FPD), formerly the Rotating Equipment Division, for engineered and industrial pumps; Flow Control Division (FCD) for automated and manual quarter-turn valves, control valves, nuclear valves and valve actuators; and Flow Solutions Division (FSD) for precision mechanical seals and flow management services.

    Sales and operating income before special items (merger-related expenses) for each of the three business segments are:

                              FLOWSERVE PUMP DIVISION
                              -----------------------
                                Three Months Ended
                                  September 30,
                              -----------------------
(In millions of dollars)         2000         1999
------------------------      ----------   ----------
Sales                           $  201.1   $   82.7
Operating income                    17.3        4.9

    The sales increase in 2000 was due to the acquisition of IDP. Excluding IDP, revenues would have been $80.7 million in the third quarter of 2000. Unfavorable currency translation reduced sales by about 3% quarter-over-quarter.

    Operating income before special items, as a percentage of sales, increased to approximately 8.6% in 2000 from about 5.9% in the prior-year period. The operating income margin increased as a result of ongoing cost reduction efforts and the benefits of the IDP acquisition.

                              FLOW CONTROL DIVISION
                              ---------------------
                                Three Months Ended
                                  September 30,
                              ---------------------
(In millions of dollars)         2000        1999
------------------------      ---------   ---------
Sales                           $ 71.5     $ 71.0
Operating income                   7.5        5.6

    Sales were essentially flat compared with the prior year. Unfavorable currency translation also reduced sales by about 3%.

    Operating income before special items, as a percentage of sales, was 10.5% in the third quarter of 2000, compared with 7.9% in 1999. The improved operating margin in 2000 was primarily due to lower operating expenses. These improvements were generally due to reduced costs principally related to the Company's restructuring program initiated in the fourth quarter of 1999.

                              FLOW SOLUTIONS DIVISION
                              -----------------------
                                Three Months Ended
                                  September 30,
                              -----------------------
(In millions of dollars)         2000         1999
------------------------      ----------   ----------
Sales                           $ 148.2     $ 106.4
Operating Income                   17.3        14.1

    Sales were higher than the prior-year period generally due to the acquisition of Invatec. The increase in sales was offset slightly by an unfavorable currency translation which reduced sales by about 3%.

    Operating income before special items, as a percentage of sales, decreased to 11.7% from 13.3% in 1999. The lower margins were generally due to the acquisition of Invatec, as Invatec's gross margins are historically lower than the balance of FSD operations, and period integration expenses relating to the Company's 1999 restructuring program. Operating income before special items, as a percentage of sales, for comparable operations was 13.6% in 2000

CONSOLIDATED RESULTS

    The gross profit margin was 31.6% for the three months ended September 30, 2000, compared with 34.8% for the same period in 1999. The decrease was primarily due to the acquisition of IDP and Invatec as both historically are lower than the balance of the Company. Additional factors included product mix and under-absorption during the quarter.

    Selling and administrative expense as a percentage of net sales was 21.8% for the three- month period ended September 30, 2000, compared with 27.4% for the corresponding 1999 period. The decrease was due to the Company's cost reduction initiatives.

    Research, engineering and development expense was $6.0 million for the third quarter of 2000, compared with $5.9 million during the same period last year.

    Net interest expense during the third quarter of 2000 was $23.4 million, compared with $3.6 million in the same period in 1999 due to the increased borrowing levels required to acquire Invatec and IDP, the amortization of deferred financing fees related to the new debt, and higher interest rates.

    Other income was $0.3 million in the third quarter of 2000 compared with $1.2 million of income in the same period in 1999. The 1999 amounts resulted from the receipt of back rent previously written off, foreign currency gains and royalty income.

    The Company's effective tax rate for the third quarter of 2000 was 35.8% compared with 34.0% in the third quarter of 1999. The increase was due to the acquisitions.

    Extraordinary items, net of tax of $1.2 million, of $2.1 million in 2000 represents the after tax impact of the write-off of deferred financing fees and prepayment penalties associated with the cancellation and pay-off of the Company's debt in conjunction with the IDP acquisition.

    Net earnings for the third quarter of 2000 was a loss of $13.0 million or $0.34 per share, compared to income of $4.9 million or $0.13 per share for the same period in 1999. Excluding special items, net earnings for the third quarter of 2000 were $6.8 million or $0.18 per share which was equal to the prior year.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2000

    In general, results for the first nine months of 2000 were higher than the corresponding period in the previous year due to the Company's acquisition of Invatec and IDP. The acquisitions are discussed in further detail in the Liquidity and Capital Resources section of this Management Discussion and Analysis.

    Sales increased 24.8% to $996.6 million for the nine months ended September 30, 2000, compared with $798.6 million for the same period in 1999. Sales for the period would have been $756.3 million on a comparable basis, excluding acquisitions, 5.3% below the same period of 1999. The change in sales is discussed further in the following section on business segments. Net sales to international customers, including export sales from the U.S., were approximately 46% during the first nine months of 2000, compared with 52% during the first nine months of 1999. The lower 2000 percentage is primarily due to Invatec's markets being principally in the U.S. Bookings (incoming orders for which there are purchase commitments) were $1,019.3 million, 33.6% higher than the first nine months of 1999 when bookings were $763.2 million. Bookings from comparable operations also showed year-on-year improvement of 2.4%.

BUSINESS SEGMENTS

    Sales and operating income before special items for each of the three business segments are:

                           FLOWSERVE PUMP DIVISION
                           -----------------------
                              Nine Months Ended
                                September 30,
                           -----------------------
(In millions of dollars)      2000         1999
------------------------   ----------   ----------
Sales                      $    356.8   $    272.4
Operating income                 27.4         16.5

    The sales increase in 2000 was generally due to the acquisition of IDP. Excluding IDP, revenues would have been $236.4 million due to a lower backlog at the beginning of 2000. Unfavorable currency translation reduced sales by 3%.

    Operating income before special items, as a percentage of sales, increased to approximately 7.7% in 2000 from about 6.1% in the prior-year period. The operating income margin increased due to an improved gross margin resulting from an improved product mix and ongoing cost reduction efforts.

                            FLOW CONTROL DIVISION
                           -----------------------
                              Nine Months Ended
                                September 30,
                           -----------------------
(In millions of dollars)      2000         1999
------------------------   ----------   ----------
Sales                        $ 206.7     $ 222.6
Operating income                23.7        20.7

    The decrease in sales was due to reduced backlog at the beginning of the year and lower book-to-build volume during the period. Unfavorable currency translation also reduced sales by about 4%.

    Operating income before special items, as a percentage of sales, was 11.5% in the first nine months of 2000, compared with 9.3% in 1999. The improved operating margin in 2000 was primarily due to improved gross margins and lower operating expenses. These improvements were generally due to a favorable product mix and reduced costs principally related to the Company's restructuring program initiated in the fourth quarter of 1999.

                           FLOW SOLUTIONS DIVISION
                           -----------------------
                              Nine Months Ended
                                September 30,
                           -----------------------
(In millions of dollars)      2000         1999
------------------------   ----------   ----------
Sales                        $ 456.7     $ 324.3
Operating Income                52.6        42.0

    Sales were higher than the prior-year period generally due to the acquisition of Invatec. The increase in sales was offset slightly by an unfavorable currency translation which reduced sales by about 3%.

    Operating income before special items, as a percentage of sales, decreased to 11.5% from 13.0% in 1999. The lower margins were generally due to the acquisition of Invatec, as Invatec's gross margins are historically lower than the balance of FSD operations, and period integration expenses relating to the Company's 1999 restructuring program. Operating income before special items, as a percentage of sales, for comparable operations was 13.3% in 2000.

CONSOLIDATED RESULTS

    The gross profit margin was 33.4% for the nine months ended September 30, 2000, compared with 34.9% for the same period in 1999. The decrease was primarily due to the lower margins associated with IDP and Invatec, as both are historically lower than the balance of the Company.

    Selling and administrative expense as a percentage of net sales was 23.3% for the nine-month period ended September 30, 2000, compared with 25.4% for the corresponding 1999 period. The decrease was due to the Company's cost reduction initiatives which more than offset period costs incurred as a result of the Company's 1999 restructuring program and costs associated with Flowserver, the Company's global business process improvement initiative. Flowserver expenses totaled $4.7 million in the first nine months of 2000. In 1999, Flowserver expenses were $10.8 million and were identified and disclosed separately as merger integration expense.

    Research, engineering and development expense was $18.4 million for the first nine months of 2000, compared with $19.1 million during the same period last year. The lower level of spending was generally the result of cost control initiatives and the reallocation of resources to assist in project engineering.

    Net interest expense during the first nine months of 2000 was $36.3 million, compared with $10.2 million in the same period in 1999 due to increased borrowing levels required to acquire Invatec and IDP, the amortization of deferred financing fees related to the new debt, and higher interest rates.

    The Company recorded other income of $2.2 million during the nine months ended September 30, 2000 primarily as a result of two factors. Income of $0.5 million was realized due to the required mark-to-market adjustments under the provisions of EITF No. 97-14 "Accounting for Deferred Compensation Agreements Where Amounts Earned are Held in a Rabbi Trust and Invested". In addition, $1.0 million of income was recorded as a result of the Company reaching an agreement and receiving payment on an outstanding promissory note which had previously been fully reserved.

    The Company's effective tax rate for the first nine of 2000 was 32.9% compared with 34.0% in the first nine months of 1999.

    Extraordinary items, net of tax of $1.2 million, of $2.1 million in 2000 represents the impact of the write-off of deferred financing fees and prepayment penalties associated with the cancellation and pay-off of the Company's debt in connection with the IDP acquisition.

    Net earnings for the first nine months of 2000 were $11.5 million or $0.30 per share. This was 51.6% below the net earnings of $23.7 million, or $0.63 per share, for the same period of 1999. Excluding special items, net earnings for the first nine months of 2000 were $31.9 million or $0.84 per share compared with $30.9 million, or $0.82 per share for the same period in 1999.

RESTRUCTURING

    In August 2000, in conjunction with the acquisition of IDP, the Company initiated a restructuring program designed to streamline the Company by reducing costs and to eliminate excess capacity by consolidating facilities. The Company's actions, approved and committed to in the third quarter of 2000, will result in the reduction of approximately 1,100 positions and are expected to result in an estimated $75 million in annual synergy savings by December 2001. The program includes the closure of IDP's former headquarters, a number of pump manufacturing facilities and service and repair centers and reduction of sales and sales support personnel. The Company estimates that the costs associated with these activities will be approximately $61 million. Approximately $44 million of the total cost relates to the IDP operations acquired and $28 million has been recorded in goodwill as part of the purchase price of IDP ($44 million of estimated costs less deferred tax effect of $16 million), while the remaining cost of $17 million relates to the existing Flowserve operations and has been recorded as restructuring expense.

    During the third quarter of 2000, the Company incurred $10.5 million in integration costs in conjunction with this program. As of September 30, 2000, the program had resulted in a net reduction of 170 employees.

    Expenditures charged to the 2000 restructuring reserve were:

                                                 Other Exit
                                 Severance         Costs            Total
                                ------------    ------------    ------------
Balance at August 16, 2000      $     45,980    $     14,832    $     60,812
Cash expenditures                     (3,508)            (12)         (3,520)
                                ------------    ------------    ------------
Balance at September 30, 2000   $     42,472    $     14,820    $     57,292
                                ============    ============    ============

    In the fourth quarter of 1999, the Company initiated a restructuring program that included a one-time charge of $15.9 million recorded as restructuring expense. The restructuring charge related to the planned closure of 10 facilities and a corresponding reduction in workforce at those locations, as well as at other locations that are part of the restructuring.

    In July 2000, the Company announced, as part of its agreement with the Department of Justice to acquire IDP, that it was required to sell a facility which had previously been targeted for closure in the fourth quarter of 1999. This resulted in a non-cash reduction of the existing restructuring liability of $5.3 million. Of this total, $1.3 million was recorded as part of the IDP restructuring reserve and the remaining balance was applied against restructuring expense during the current quarter.

    The Company is in the process of selling the facility and certain product lines. Any gain or loss on the sale will be recorded in the period in which a sales agreement is reached.

    The restructuring program is expected to result in a net reduction of approximately 280 employees at a cost of $12.9 million. In addition, exit costs associated with the facilities closings are estimated at $3.0 million. As of September 30, 2000, the program had resulted in a net reduction of 199 employees.

    Expenditures charged to the 1999 restructuring reserve were:

                                              Other Exit
                                Severance       Costs          Total
                                ----------    ----------    ----------
Balance at December 24, 1999    $   12,900    $    2,960    $   15,860
Cash expenditures                     (102)           --          (102)
                                ----------    ----------    ----------
Balance at December 31, 1999        12,798         2,960        15,758
Cash expenditures                   (1,693)         (583)       (2,276)
                                ----------    ----------    ----------
Balance at March  31, 2000          11,105         2,377        13,482
Cash expenditures                   (1,311)       (1,013)       (2,324)
                                ----------    ----------    ----------
Balance at June 30, 2000             9,794         1,364        11,158
CASH EXPENDITURES                   (1,199)         (336)       (1,535)
NONCASH REDUCTION                   (4,364)       (1,028)       (5,392)
                                ----------    ----------    ----------
BALANCE AT SEPTEMBER 30, 2000   $    4,231            --    $    4,231
                                ==========    ==========    ==========

LIQUIDITY AND CAPITAL RESOURCES

    Cash flows from operating activities for the first nine months of 2000 were significantly below the same period in 1999. The decrease in cash flows in 2000 was primarily due to payments relating to the restructuring program and acquisitions.

    Capital expenditures, net of disposals, were $16.3 million during the first nine months of 2000, compared with $28.4 million in the first nine months of 1999. The reduction reflects a concerted effort by the Company to reduce capital spending. Capital expenditures were funded primarily by operating cash flows.

ACQUISITIONS

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

    On August 8, 2000, the Company completed the acquisition of Ingersoll-Dresser Pump Company (IDP), a leading manufacturer of pumps with a diverse mix of pump products and customers with operations in 30 countries, for $775 million in cash. The transaction, which was accounted for as a purchase, was financed with a combination of bank financing and senior subordinated notes. Upon closing of the transaction, the existing five year, $600 million revolving credit agreement was cancelled, and the remaining senior notes issued in 1996 and 1997 were repaid in full.

    The purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair market value after the date of the acquisition. These allocations include $134.5 million for intangibles and $360.3 million recorded as goodwill.

    The purchase price allocation for these acquisitions is preliminary and further refinements are likely to be made based on the completion of final valuation studies. The operating results of these acquired businesses have been included in the consolidated statements of income from the dates of acquisition.

FINANCING

    In connection with the acquisition of IDP, on August 8, 2000 the Company entered into a Credit Agreement for senior secured credit facilities which included a $275 million term loan due June 2006, a $475 million term loan due June 2008, and a $300 million revolving credit facility with a final maturity of June 2006. The term loans bear floating interest rates based on LIBOR (either one, two, three, or six month LIBOR at the Company's discretion) plus a credit spread, or the Prime Rate plus a credit spread, at the option of the Company. At September 30, 2000, the interest rate on the term loans and revolving credit facility was 9.50%, 10.25% and 9.375%, respectively. The term loans require scheduled principal payments beginning June 30, 2001. All of the senior secured credit facilities are secured by the domestic assets of the Company and a pledge of 65% of the stock of the foreign subsidiaries. As of September 30, 2000, $10 million of the revolving credit was drawn and the full amount of the term loans were outstanding.

    The scheduled principal payments of the term loans outstanding at September 30, 2000 are summarized as follows: $18 million in 2001, $45 million in 2002, $60 million in 2003, $64 million in 2004, $68 million in 2005, $106.6 million in 2006, $258.7 million in 2007 and $129.7 million in 2008. Beginning in 2002, the Company is required to use a percentage of excess cash from operations, as defined in the Credit Agreement, to reduce the outstanding principal of the term loans.

    The revolving credit facility allows the Company to issue up to $200 million in letters of credit. As of September 30, 2000, $14.7 million of letters of credit had been issued under the facility. This, coupled with the $10.0 million in borrowings under the facility, left the Company with $275.3 million remaining in unused borrowing capacity under the revolving credit facility.

    The Company also issued 10 year, senior subordinated notes on August 8, 2000 in a US dollar tranche and a Euro tranche. Proceeds of $285.9 million from the dollar tranche, and EUR 98.6 million from the euro tranche were also used in completing the IDP acquisition. The notes were issued at a fixed rate of 12.25%, were originally priced at a discount to yield 12.50%, and have no scheduled principal prepayments prior to maturity in August 2010. Interest on the notes is payable semi-annually, with the first payment commencing in February 2001.

    The provisions of the Credit Agreement require the Company to meet or exceed specified financial covenants that are defined in the Credit Agreement. These covenants include a leverage ratio, an interest coverage ratio, and a fixed charge coverage ratio. Further, the provisions of the Credit Agreement and the senior subordinated notes require the Company to contain limitations or restrictions relating to new indebtedness, prepayment of subordinated debt, liens, sale and leaseback transactions, disposition of assets, payment of dividends or other distributions, and capital expenditures, among other things.

    The Company believes that internally generated funds, including synergies from the IDP acquisition, will be adequate to service the debt.

    During the first quarter of 2000, the Company also announced it was suspending the payment of its cash dividend which is required by the financing.

    At September 30, 2000, total debt less cash on hand was 79.4% of the Company's capital structure, compared with 35.7% at December 31, 1999. The interest coverage ratio of the Company's indebtedness was 2.4 times interest at September 30, 2000, compared with 4.3 times interest at December 31, 1999.

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

    The Company has market risk exposure arising from changes in interest rates and foreign currency exchange rate movements.

    The Company's earnings are affected by changes in short-term interest rates as a result of borrowings under its senior secured credit facilities which bear interest based on floating rates. At September 30, 2000, the Company had approximately $760.0 million of variable-rate debt obligations outstanding with a weighted average interest rate of 10.0%. A hypothetical increase of 100-basis points in the interest rate for these borrowings, assuming debt levels at September 30, 2000, would change interest expense by approximately $5.7 million for the nine months ended September 30, 2000.

    There have been no material changes in reported market risk related to foreign currency exchange rate movements since the end of 1999.

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) During the third quarter of 2000, the Company issued 1,000 shares of restricted common stock pursuant to an exemption from registration under
     Section 4(2) of the Securities Act of 1933. Shares were issued for the benefit of two employees, subject to restrictions on transfer and vesting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit - 27.Financial Data Schedule.

(b)  Reports on Form 8-K

     Form 8-K dated July 19, 2000, Item 5, Other Events. Announcement of an amendment to the Purchase Agreement with Ingersoll-Rand Company dated February 9, 2000 for the acquisition of Ingersoll-Dresser Pump Company.

     Form 8-K dated August 2, 2000, Item 5, Other Events. Announcement of Earnings Report for the quarter ended June 30, 2000, and of a definitive written agreement with U. S. Department of Justice regarding the acquisition by Flowserve of Ingersoll-Dresser Pump Company from Ingersoll-Rand Company.

     From 8-K dated August 8, 2000, Item 5, Other Events. Announcement of the completion of the acquisition of Ingersoll-Dresser Pump Company from Ingersoll-Rand Company.

     Form 8-K dated August 23, 2000, Item 2, Acquisition or Disposition of Assets. Information relating to the acquisition of Ingersoll-Dresser Pump Company from Ingersoll-Rand Company.

     Form 8-K dated August 30, 2000, Item 4, Changes in Registrant's Certifying Accountant. Announcement of the approval of PriceWaterhouseCoopers LLP as new independent accountants for the year ended December 31, 2000 to replace Ernst & Young LLP.

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


                                      FLOWSERVE CORPORATION
                                      (Registrant)


                                      /s/ Renee J. Hornbaker
                                      ------------------------------------------
                                      Renee J. Hornbaker
                                      Vice President and Chief Financial Officer



Date: November 14, 2000
     ------------------

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                DESCRIPTION
-------               -----------
27                    Financial Data Schedule