Form 10-K405
period 2000-12-31
FLOWSERVE CORP
filed 2001-03-29
CIK 30625

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-13179

                              FLOWSERVE CORPORATION
             (Exact name of registrant as specified in its charter)

                 NEW YORK                                 31-0267900
      -------------------------------                  -----------------
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                   Identification No.)

       222 W. LAS COLINAS BOULEVARD
               SUITE 1500
               IRVING, TEXAS                                 75039
      ---------------------------------------          -----------------
      (Address of principal executive offices)            (Zip Code)

  REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (972) 443-6500
                                                       -----------------

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

         Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock held by non-affiliates of the registrant as of February 15, 2001 was approximately $814.4 million.

The number of shares outstanding of the registrant's common stock as of February 15, 2001: 37,886,809 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement dated March 16, 2001 are incorporated by reference into Part III of this Form 10-K.

Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 2000 are incorporated by reference into Parts I, II and IV of this Form 10-K.

                                     PART I


ITEM 1.    BUSINESS

Flowserve Corporation ("Flowserve") was incorporated in the State of New York on May 1, 1912. Except where otherwise indicated and unless the context otherwise requires, the terms "Flowserve," "Company," "we," "us," "our" and "our company" refer collectively to Flowserve Corporation and its subsidiaries.

On July 22, 1997, Flowserve (formerly known as Durco International Inc. and The Duriron Company, Inc.) merged with BW/IP, Inc. creating one of the world's leading providers of industrial flow management services. In January 2000, Flowserve expanded its service and repair capabilities for process-industry customers through its acquisition of Innovative Valve Technologies, Inc. ("Invatec"). In August 2000, Flowserve acquired Ingersoll-Dresser Pump Company ("IDP"), an industry leader as one of the world's leading pump designers, engineers and specialists, from Ingersoll-Rand Company.

We are among the largest manufacturers and aftermarket service providers of comprehensive flow control systems throughout the world. Our Company develops and manufactures precision-engineered flow control equipment for critical service applications where high reliability is required. The flow control system components we produce include pumps, valves and mechanical seals. The Company's products and services are used in several industries, including petroleum, chemical, power generation and water treatment.

We conduct our operations through three segments that encompass our primary product types: (1) Pump Division, (2) Flow Solutions Division and (3) Flow Control Division. Our Pump Division supplies engineered pumps. Our Flow Control Division supplies valves and related products. Through our Flow Solutions Division, we provide mechanical seals and aftermarket services. Through each of our segments, we provide aftermarket replacement parts.

PUMP DIVISION

Through our Pump Division, we design, manufacture and distribute engineered pumps and pump systems, replacement parts and related equipment principally to industrial markets. Pump's products and services are primarily used by companies that operate in the petroleum, chemical processing, power generating, water treatment and general industrial markets. Following the facilities rationalization expected to be completed in 2001 in connection with the acquisition of IDP, we will manufacture our pump systems and components at eight plants in the United States, one in Canada, three in Latin America, ten in Europe and the Middle East and one in Asia. We also manufacture a small portion of our pumps through several foreign joint ventures. We market our Pump products, which are primarily sold to end users and engineering and construction companies, through our worldwide sales force, regional service and repair centers, independent distributors and sales representatives.

PUMP PRODUCTS

We manufacture more than 350 different pump models, of which approximately 60-70% are highly engineered and designed for customized applications. These high horsepower engineered pumps are manufactured with a wide range of metal alloys and in a variety of configurations including pumps that utilize seals (sealed) and pumps that do not (sealless).

The following is a summary list of Pump's general product types and globally recognized brands:

  PRODUCT TYPES

-  Chemical Process ANSI and ISO
-  Petroleum Process API 610
-  Horizontal Between Bearing Single-stage
-  Horizontal Between Bearing Multi-stage
-  Vertical
-  Submersible Motor
-  Specialty
-  Nuclear
-  Positive Displacement
-  Gear
-  Three and Twin Screw

BRAND NAMES

-  ACEC
-  Aldrich
-  Byron Jackson(R)
-  Cameron
-  Durco(R)
-  Flowserve(R)
-  Jeumont-Schneider
-  Pacific
-  Pleuger
-  PolyChem
-  Scienco
-  SiezBath
-  Simpson
-  Stork
-  United Centrifugal(R)
-  Western Land
-  Wilson-Snyder(R)
-  Worthington(R)

PUMP NEW PRODUCT DEVELOPMENTS

Our investments in new product research and development have consistently led to producing longer lasting and more efficient pumps. The majority of our new products and enhancements are driven by our customers' needs to achieve higher throughput at lower costs. As a result, we continually work with our customers to develop better pump products to improve their operations.

PUMP CUSTOMERS

Pump sells its products to more than 1,000 customers including leading engineering and construction firms, original equipment manufacturers (OEM), distributors and end users. Pump's sales are diversified across several industries including the petroleum, power, chemical, water and other industries. Our sales mix of original equipment products and aftermarket replacement parts diversifies our business and mitigates somewhat the impact on us of an economic downturn on our business.

PUMP COMPETITION

The industry is highly fragmented with more than 500 competitors. We compete, however, primarily against a relatively limited number of large companies operating on a global scale. Competition is generally based on price, expertise, delivery times, breadth of product offerings, contractual terms, previous installation history and reputation for quality. Price competition for original equipment tends to be more intense than for aftermarket services.

The pump industry has undergone consolidation in recent years. The three primary causes for the consolidation trend are: (1) the need to lower costs through reduction of excess capacity in the market, (2) the desire among the leading players to solidify their market positions in terms of both product offering and geographic coverage and (3) customers' preference to align with global full service suppliers and simplify their supplier base. Despite the consolidation activity, the market remains highly competitive.

PUMP BACKLOG

The Pump Division's backlog of orders at December 31, 2000 was $536.3 million, compared to $144.0 million at December 31, 1999. This increase is largely the result of the acquisition of IDP. We believe that a high percentage of the current backlog will be shipped by December 31, 2001.

FLOW SOLUTIONS DIVISION

Through our Flow Solutions Division ("FSD"), we design, manufacture and distribute mechanical seals and sealing systems and provide parts, repair and services for flow control equipment used in process industries. Flow control products require mechanical seals to be replaced throughout the products' useful lives. The replacement of mechanical seals is an integral part of aftermarket services. Our mechanical seals are used on a variety of pumps, mixers, compressors, steam turbines and specialty equipment, primarily in the petroleum, chemical, processing, power generation, water treatment industries and general industrial end-markets. We manufacture mechanical seals through two plants in the United States, three in Europe and the Middle East, two in Latin America and three in Asia. Through FSD's global network of service and quick response centers, we provide service, repair and diagnostic services for maintaining flow control systems components.

Our mechanical seal products are primarily marketed through our sales force directly to end users. A portion of our mechanical seal products is sold directly to OEMs for incorporation into pumps, compressors, mixers or other rotating equipment requiring mechanical seals. Distributors and sales agents are also used in the sale of mechanical seals.

FSD PRODUCTS AND SERVICES

MECHANICAL SEALS. We design, manufacture and distribute approximately 180 different models of mechanical seals and sealing systems, of which approximately 65% are highly engineered and designed for customized applications. We believe our ability to turn around new seal product orders within 72 hours from the customer's request, through design, engineering, manufacturing, testing and delivery, provides us with a competitive advantage. The mechanical seal is critical to the reliable operation of pumps, compressors and mixers for prevention of leakage and emissions of hazardous substances and the reduction of shaft wear caused by non-mechanical seals. We also manufacture a gas-lubricated mechanical seal used in high-speed compressors for gas transmission and oil and gas production markets. We continually update our mechanical seals and sealing systems for new technologies.

The following is a summary list of FSD's general product types and globally recognized brands:

PRODUCT TYPES

-  Cartridge
-  Dry-Running
-  Metal Bellow
-  Elastomeric
-  Split
-  Gas Barrier
-  Service and Repair

BRAND NAMES

-  BW Seals(R)
-  Durametallic(R)
-  Five Star Seal(R)
-  GASPAC(R)
-  Pacific Wietz(TM)
-  Pac-Seal(R)

SERVICE. We provide aftermarket services through our global network of 76 service and 52 quick response centers in more than 30 countries. Our service personnel provide a comprehensive set of equipment maintenance services for flow control systems, including repair, advanced diagnostics, installation, commissioning, re-rate and retrofit programs and full machining capabilities. A large portion of our service work is performed on a quick response basis, and we offer 24-hour service in all of our major markets. During the period 1998-2000, we expanded our service network with the acquisition of Invatec, three valve repair businesses in Belgium and The Netherlands and a Canadian pump service repair facility.

FSD NEW PRODUCT DEVELOPMENTS

Our investments in new product research and development are focused on developing products that last longer and work more efficiently. Approximately 30% of our original equipment mechanical seal sales for 2000 were sales of products developed within the past five years. Our latest mechanical seal and seal system innovations include a double gas bellows seal, a high pressure compressor seal, a steam turbine gas seal, a modular cartridge seal platform, a modular mixer seal platform and a flushless heavy duty slurry seal, as well as numerous product upgrades and improvements.

FSD CUSTOMERS

Our mechanical seal products are sold to OEMs for incorporation into pumps, compressors, mixers or other rotating equipment requiring mechanical seals, and directly to end-users. FSD's mechanical seal sales are diversified among several industries, including petroleum, chemical, power generation and other industries. Our aftermarket services are provided to many of the same end-users that we serve for pump, valve and mechanical seal products.

We have established alliances with over 200 customers. These alliances provide significant benefits to us, as well as to our customers, by creating a more efficient supply chain through the reduction of procurement costs and increased communication with our customers. Our alliances enable us to provide products and services to our customers in a timely and cost-effective manner.

FSD COMPETITION

We compete against a number of manufacturers in the sale of mechanical seals. Our largest global mechanical seal competitor is John Crane, a unit of The TI Group.

In the service business, we often compete against the customers' in-house maintenance departments and locally owned and operated repair shops.

FSD BACKLOG

FSD's backlog of orders at December 31, 2000 was $59.5 million, compared to $58.8 million at December 31, 1999. We believe that virtually all of the current backlog will be shipped by December 31, 2000.

FLOW CONTROL DIVISION

Through our Flow Control Division ("FCD"), we design, manufacture and distribute valves, actuators and related equipment. FCD's valve products are an integral part of a flow control system and are used to control the flow of liquids and gases. Substantially all of FCD's valves are specialized and engineered to perform specific functions within a flow control system. FCD's products are primarily used by companies that operate in the petroleum, chemical and power generation industries. We manufacture valves and actuators through four plants in the United States, six in Europe and three in other regions. We also manufacture a small portion of our valves through a foreign joint venture. Manual valve products and valve actuators are distributed through our sales force personnel and a network of distributors. Automatic control valves are marketed through sales engineers and service and repair centers or on a commission basis through sales representatives in our principal markets.

FCD PRODUCTS

We manufacture approximately 50 different valves, actuators and automated valve accessories, of which 65% are highly engineered and designed for customized applications. Our valves are used in a wide variety of applications from general service to highly corrosive environments, as well as in environments experiencing extreme temperatures and/or pressures and applications requiring zero leakage. In addition to traditional valves, we also produce valves under the Valtek(R) brand that incorporate "smart" valve technologies. "Smart" valve technology packages integrate high technology sensors, microprocessor controls and digital positioners into a high performance control valve, which permits real time system analysis, system warnings and remote services. We were the first company to introduce "smart" valve technologies in response to demands for increased plant automation, more efficient process control and digital communications. Through an alliance with Honeywell Inc., FCD's "smart" and control valve technologies are being incorporated in Honeywell's distributed control systems. We offer a growing line of digital products and are incorporating digital technologies into existing products to upgrade performance.

The following is a summary list of FCD's general product types and globally recognized brands:

PRODUCT TYPES

-  Actuator Accessories
-  Control Valves
-  Digital Communications
-  Manual Quarter-Turn Valves
-  Valve Automation Systems
-  Valve/Actuator Software
-  Nuclear Valves
-  Quarter-Turn Actuators

BRAND NAMES

-  Accord(R)
-  Anchor/Darling(R)
-  Atomac(TM)
-  Automax(R)
-  Battig
-  Durco(R)
-  Kammer(R)
-  Sereg(TM)
-  Valtek(R)

FCD NEW PRODUCT DEVELOPMENTS

Our investments in new product research and development are focused on maintaining our technological leadership position and differentiating our product offering. When necessary, we invest in the redesign of existing products in an effort to improve their performance and continually meet customer needs. Our latest product innovations include the Logix digital positioner which enhances performance, speed and accuracy of pneumatic control valves and provides for quick calibration and setup; and the BUSwitch which enables control and monitoring of automated on/off quarter-turn valves through FOUNDATION fieldbus technology.

FCD CUSTOMERS

FCD's customer mix is diversified within several industries including chemical, petroleum, power and other industries. We sell a mix of original equipment and aftermarket parts.

FCD COMPETITION

Like the industrial pump market, the industrial valve market is highly fragmented and has undergone a significant amount of consolidation in recent years. Within the valves segment, we believe that the top ten domestic manufacturers generate less than 25% of domestic sales.

FCD BACKLOG

FCD's backlog of orders at December 31, 2000 was $62.9 million, compared to $66.2 million at December 31, 1999. We believe that virtually all of the current backlog will be shipped by December 31, 2001.

GENERAL BUSINESS

COMPETITION

The markets for the Company's products are highly competitive. Competition occurs on the basis of price, technical expertise, delivery, contractual terms, previous installation history and reputation for quality. Delivery speed and the proximity of service centers are important with respect to aftermarket products. Customers are generally more likely to rely on the Company than its competitors for the Company's aftermarket products relating to its more highly engineered and customized products than for its standard products. Price competition tends to be more significant for OEMs than aftermarket services and has been generally increasing. In the aftermarket portion of its service business, the Company competes against both large and well-established national or global competitors and, in some markets, against smaller regional and local companies, as well as the in-house maintenance departments of the Company's end-user customers. In the sale of aftermarket products and services, the Company benefits from the large installed base of pumps which require maintenance, repair and replacement parts.

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

RESEARCH AND DEVELOPMENT

The Company conducts research and development at its own facilities in various locations. In 2000, 1999 and 1998, the Company spent approximately $18.3 million, $15.1 million, and $14.7 million, respectively, on Company-sponsored research and development, primarily for new product development and extensions of existing products.

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

CUSTOMERS

The Company sells to a wide variety of customers. No individual customer accounted for more than 10% of the Company's 2000 net sales.

RISKS OF INTERNATIONAL BUSINESS

In 2000, 38% of our sales originated outside the United States. Sales to foreign destinations, including U.S. export sales, were 48% of our sales in 2000, and included substantial business activity in the Middle East. Our activities thus are subject to the customary risks of operating in an international environment, such as unstable political situations, local laws, the potential imposition of trade restrictions or tariff increases and the relationship of the U.S. dollar to other currencies. The impact of these conditions is mitigated somewhat by the strength and diversity of the Company's product lines and geographic coverage. To minimize the impact of foreign exchange rate movements on its operating results, the Company often enters into forward exchange contracts to hedge specific foreign currency denominated transactions. See Note 1 to consolidated financial statements on pages 37 to 39 of the 2000 Annual Report to Shareholders, which is incorporated by reference in this Form 10-K.

INTELLECTUAL PROPERTY

The Company owns a number of trademarks and patents relating to the name and design of its products. The Company considers its trademarks to be important to its business. The patents underlying much of the technology for the Company's products have been in the public domain for many years. Surviving patents are not considered, either individually or in the aggregate, to be material to the Company's business. However, the Company's pool of proprietary information, consisting of know-how and trade secrets relating to the design, manufacture and operation of its products and their use, is considered particularly important and valuable. Accordingly, the Company protects such proprietary information. The Company, in general, is the owner of the rights to the products which it manufactures and sells, and the Company is not dependent in any material way upon any license or franchise to operate.

RAW MATERIALS

The principal raw materials we use in manufacturing our products are readily available. The main raw materials we use include bar stock and structural steel, castings, fasteners, gaskets, motors, silicon and carbon faces and Teflon(R). While substantially all raw materials are purchased from outside sources, we have been able to obtain an adequate supply of raw materials, and no shortage of such materials is currently anticipated. We intend to expand our use of worldwide sourcing to capitalize on low cost sources of purchased goods.

We are a vertically-integrated manufacturer of certain pump and valve products. Certain corrosion-resistant castings for Company pumps and quarter-turn valves are manufactured at our Dayton, Ohio foundries. Other metal castings are manufactured at our three other foundries or are purchased from outside sources.

We also produce most of our highly engineered corrosion resistant plastic parts for certain pump and valve product lines. This includes rotomolding as well as injection and compression molding of a variety of fluorocarbon and other plastic materials.

Suppliers of raw materials for nuclear markets must be qualified by the American Society of Mechanical Engineers and, accordingly, are limited in number. However, to date we have experienced no significant difficulty in obtaining such materials.

EMPLOYEES AND LABOR RELATIONS

We employ approximately 10,000 persons of whom approximately 55% work in the United States. Our hourly employees at our Vernon, California pump manufacturing plant, plus those at our valve manufacturing plant in Williamsport, Pennsylvania and at our foundry in Dayton, Ohio are represented by unions. Our operations in the following countries are unionized: Argentina, Austria, Belgium, Brazil, Canada, France, Germany, Italy, Mexico, The Netherlands, Spain and the United Kingdom. We believe employee relations throughout our operations are generally satisfactory, including those represented by unions.

ENVIRONMENTAL REGULATIONS AND PROCEEDINGS

We are subject to environmental laws and regulations in all jurisdictions in which we have operating facilities. We periodically make capital expenditures for pollution abatement and control to meet environmental requirements.

At present, we have no plans for any material capital expenditures for environmental control facilities. However, we have experienced and continue to experience operating costs relating to environmental matters, although certain costs have been offset by our successful waste minimization programs. We have undertaken limited environmental remediations at several sites, including some acquired through the IDP acquisition. Based on information currently available, we believe that future environmental compliance expenditures will not have a material adverse effect on our financial position. We have established reserves which we believe to be adequate to cover potential environmental liabilities.

EXPORTS

Licenses are required from U.S. government agencies to export certain of the Company's products from the United States. In particular, products with nuclear applications are restricted, although limitations are placed on the export of certain other pump, valve and mechanical seal products.

The Company's export sales from the United States to foreign unaffiliated customers were $148.1 million in 2000, $142.7 million in 1999 and $130.8 million in 1998.

         FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

This Annual Report on Form 10-K, and other written reports and oral statements made from time-to-time by the Company, contain various forward-looking statements and include assumptions about Flowserve's future market conditions, operations and results. These statements are based on current expectations and are subject to significant risks and uncertainties. They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Among the many factors that could cause actual results to differ materially from the forward-looking statements are: further changes in the already competitive environment for the Company's products or competitors' responses to Flowserve's strategies; the Company's ability to integrate past and future acquisitions into its management and operations; political risks or trade embargoes affecting important country markets; the health of the petroleum, chemical and power industries; economic turmoil in areas outside the United States; continued economic growth within the United States; unanticipated difficulties or costs associated with the implementation of systems, including software; and the recognition of significant expenses associated with adjustments to realign the combined Company's facilities and other capabilities with its strategic and business conditions including, without limitation, expenses incurred in restructuring the Company's operations to incorporate IDP facilities and the Company's ability to meet the financial covenants and other requirements of its financing agreements. The Company undertakes no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise.

ITEM 2. PROPERTIES

The Company's corporate headquarters is a leased facility in Irving, Texas encompassing approximately 49,000 square feet.

Information on the principal manufacturing facilities, by segment after giving effect to facility closings scheduled to be completed in the 1st quarter 2001, is as follows:

                            No. of     Approx. Sq.
                            Plants      Footage
                            ------     ----------
PUMP
  Domestic:                    8        1,129,900
  International:              15        1,991,000

FLOW SOLUTIONS
  Domestic:                    2          162,000
  International:               8          286,400

FLOW CONTROL
  Domestic:                    4          528,400
  International:               9          389,850


Most of the Company's principal manufacturing facilities are owned; its leased facilities are subject to long-term lease agreements.

On the average, the Company utilizes approximately 55% to 75% of its manufacturing capacity, although there is a variation in usage rate among the facilities. The Company could, in general, increase its capacity through the purchase of new or additional manufacturing equipment without obtaining additional facilities. Pursuant to a restructuring program announced in December 1999, the Company closed one of the Flow Solutions Division's manufacturing plants in the U.S. and a number of smaller U.S. and foreign facilities. In addition, in connection with the integration of IDP's operations, the Company is shutting down a number of additional Flowserve and IDP plants and service and repair centers to realize the opportunities for cost savings and synergies presented by the acquisition. We believe that, after giving affect to the planned rationalization of our facilities, we will have sufficient capacity to meet increased customer demand.

We maintain a substantial network of domestic and foreign service centers and sales offices. Most of these facilities are leased.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in ordinary routine litigation incidental to its business, none of which we believe to be material to the Company's financial condition. For further information about such litigation, see Note 12 of the Financial Statements provided as part of Item 8 of this Form 10-K and incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II



ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of the Company (FLS) is traded on the New York Stock Exchange. On February 15, 2001, the Company's records showed approximately 2,000 shareholders of record. Based on these records plus requests from brokers and nominees listed as shareholders of record, the Company estimates there are approximately 10,300 beneficial owners of its common stock. In 1999, the Company paid a dividend of fourteen cents per share each calendar quarter. In February 2000, the Company announced the suspension of this dividend as a result of its agreement to acquire IDP.

                      PRICE RANGE OF FLOWSERVE COMMON STOCK
                           (INTRADAY HIGH/LOW PRICES)

                            2000               1999
                            ----               ----
First Quarter          $17.00/$10.56      $17.50/$15.00
Second Quarter         $17.69/$12.00      $21.56/$15.31
Third Quarter          $18.88/$14.50      $20.00/$15.50
Fourth Quarter         $23.50/$16.13      $17.88/$15.38

During 2000, 1999 and 1998, the Company issued 26,645; 181,213 and 10,165 shares of restricted common stock, respectively, pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. Shares were issued for the benefit of directors and certain officers and employees of the Company subject to restrictions on transfer.

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data for the five years ended December 31, 2000, which appears on page 61 of the 2000 Annual Report to Shareholders, is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's Discussion and Analysis appears on pages 25 through 32 of the 2000 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure about market risk appears on page 31 of the Company's 2000 Annual Report to Shareholders under the heading "Market Risks Associated with Financial Instruments" and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and accompanying notes appearing on pages 33 through 60 of the 2000 Annual Report to Shareholders, together with the reports thereon of PricewaterhouseCoopers LLP, dated February 5, 2001, and Ernst & Young LLP, dated February 10, 2000, appearing on page 24 of the 2000 Annual Report to Shareholders, and selected quarterly financial data appearing on page 60 of the 2000 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the heading "Election of Directors" in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2001, (the "2001 Proxy Statement") is incorporated herein by reference. The executive officers of the Company, all positions and offices presently held by each person named, their ages as of February 15, 2001, and their business experience during the last five years are stated below. Executive officers serve at the discretion of the Board of Directors.

Name and Position          Age      Principal Occupation During Past Five Years
-----------------          ---      -------------------------------------------
C. Scott Greer             50       President since July 1999, Chief Executive
Chairman, President                 Officer since January 2000, and Chairman of
and CEO                             the Board since April 2000; Chief Operating
                                    Officer from July to December 1999;
                                    President of UT Automotive, a subsidiary of
                                    United Technologies Corporation, a supplier
                                    of automotive systems and components, from
                                    1997 to 1999; President and a director of
                                    Echlin, Inc., an automotive parts supplier,
                                    from 1990 to 1997, and its Chief Operating
                                    Officer from 1994 to 1997.

Mark D. Dailey             42       Vice President, Supply Chain Integration,
Vice President,                     since September 1999; Vice President, Supply
Supply Chain Integration            Chain and other supply chain management
                                    positions, from 1992 to 1999 for the North
                                    American Power Tools Division of The Black
                                    and Decker Company, a manufacturer of power
                                    tools, fastening and assembly systems and
                                    security hardware and plumbing products.

Renee J. Hornbaker         48       Vice President and Chief Financial Officer
Vice President and                  since December 1997; Vice President,
Chief Financial Officer             Business Development and Chief Information
                                    Officer in 1997; Vice President, Finance and
                                    Chief Financial Officer of BW/IP, Inc. in
                                    1997; Vice President, Business Development
                                    of BW/IP from 1996 to 1997;
                                    Director-Business Analysis and Planning of
                                    Phelps Dodge Industries, the diversified
                                    international manufacturing business of
                                    Phelps Dodge Corporation in 1996 and
                                    Director Financial Analysis and Control from
                                    1991 to 1996.

Rory E. MacDowell           50      Vice President and Chief Information Officer
Vice President and                  since 1998; Chief Information Officer of
Chief Information Officer           Keystone International, Inc., a manufacturer
                                    and distributor of flow control products
                                    from 1993 to 1997.

Name and Position          Age     Principal Occupation During Past Five Years
-----------------          ---     -------------------------------------------
Cheryl D. McNeal           50      Vice President, Human Resources since 1996;
Vice President,                    Assistant Vice President, Human Resources
Human Resources                    and other Human Resource management
                                   positions at NCR from 1978 to 1996.

George A. Shedlarski       56      President, Flow Solutions Division since
Vice President and                 January 1999 and President, Flow Control
President, Flow Solutions          Division since August, 1999; President,
and Flow Control                   Fluid Sealing Division from 1997 to January
Divisions                          1999; President, Service Repair Division in
                                   1997; President, Rotating Equipment Group in
                                   1997; Group Vice President, Industrial
                                   Products Group from 1994 to 1997.

Ronald F. Shuff            48      Vice President since 1990 and Secretary and
Vice President, Secretary          General Counsel since 1988; Sloan Fellow at
and General Counsel                M.I.T. from 1987 to 1988; Secretary and
                                   General Counsel of AccuRay Corporation, a
                                   manufacturer of computer-based process
                                   control systems, from 1981 to 1987.

Howard D. Wynn             53      President Pump Division since 1997; Vice
Vice President and                 President of BW/IP, Inc. and President, Pump
President, Pump Division           Division of BW/IP, Inc., from 1996 to 1997;
                                   Vice President of the Pump Division of
                                   BW/IP, Inc. from 1993 to 1996.

Kathleen A. Giddings       38      Vice President and Controller since October
Vice President and                 2000; Vice President and Controller of the
Controller                         Pump Division from 1997 to October 2000; and
                                   Controller from 1993 to 1997.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is set forth in the 2001 Proxy Statement and is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The information required by this Item 12 is set forth in the 2001 Proxy Statement and is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is set forth to the extent applicable in the 2001 Proxy Statement and is incorporated herein by reference.


                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements

         The financial statements and accompanying notes, appearing on pages 33 through 60 of the 2000 Annual Report to Shareholders, together with the reports thereon of PricewaterhouseCoopers LLP, dated February 5, 2001, and Ernst & Young LLP, dated February 10, 2000, appearing on page 24 of the 2000 Annual Report to Shareholders are incorporated herein by reference.

     2.  Financial Statement Schedules

         The required financial statement schedule, together with the report thereon of PricewaterhouseCoopers LLP dated February 5, 2001, listed in the accompanying index on page F-1, is filed as part of this Form 10-K.

     3.  Exhibits

         The exhibits listed on the accompanying Index to Exhibits on pages 14 through 18 are filed as part of this Form 10-K.

(b)      Reports on Form 8-K

         None.

(c)      See Item 14(a) 3 above.

(d)      See Item 14(a) 2 above.

                               INDEX TO EXHIBITS*


     Exhibit No.                 Description

         2.1 Purchase Agreement by and among Flowserve Corporation, Flowserve RED Corporation, IDP Acquisition, LLC and Ingersoll-Rand Company, dated as of February 9, 2000, was filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

         2.2 Amendment No. 1, dated as of July 14, 2000, to the Purchase Agreement dated as of February 9, 2000, by and among Flowserve Corporation, Flowserve RED Corporation, IDP Acquisition, LLC and Ingersoll-Rand Company, was filed as Exhibit 2.1 to the Company's report on Form 8-K, dated as of July 19, 2000.

         2.3 Agreement and Plan of Merger among Flowserve Corporation, Forest Acquisition Sub., Inc. and Innovative Valve Technologies, Inc., dated as of November 18, 1999, was filed as Exhibit 99 (c)(1) to the Schedule 14 D-1 Tender Offer Statement and Statement on Schedule 13-D dated as of November 22, 1999.

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

         4.5 Rate Swap Agreement in the amount of $25,000,000 between the Company and National City Bank dated November 14, 1996 was filed as Exhibit 4.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         4.6 Rate Swap Agreement in the amount of $25,000,000 between the Company and Key Bank National Association dated October 28, 1996 was filed as Exhibit 4.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         4.7 Indenture dated as of August 8, 2000, between the Company the guarantors identified therein and The Bank of New York, as trustee for $290,000,000 aggregate principal amount of 12.25% Senior Subordinated Notes due August 15, 2010, was filed as
                  Exhibit 4.7 to the Form S-4 Registration Statement dated as of September 27, 2000.

         4.8 Indenture dated as of August 8, 2000, between Flowserve Finance B.V., the guarantors identified therein and The Bank of New York, as Trustee for $100,000,000 aggregate principal amount of 12.25% Senior Subordinated Notes due August 15, 2010, was filed as Exhibit 4.8 to the Form S-4 Registration Statement dated as of September 27, 2000.

         4.9 Dollar Notes Registration Rights Agreement dated August 3, 2000, among The Company, the Dollar Notes Guarantors, Credit Suisse First Boston, Bank of America Securities Inc, ABN AMRO Incorporated and Banc One Capital Markets, Inc., was filed as
                  Exhibit 4.10 to the Form S-4 Registration Statement dated as of September 27, 2000.

         4.10 Euro Notes Registration Rights Agreement dated August 3, 2000, among FFBV, the Euro Notes Guarantors, Credit Suisse First Boston (Europe) Limited, Bank of America International Limited, ABN AMRO International Limited and First Chicago Limited, was filed as Exhibit 4.11 to the Form S-4 Registration Statement, dated as of September 27, 2000.

         10.1 Flowserve Corporation Incentive Compensation Plan for Senior Executives, as amended and restated effective October 1, 2000 (filed herewith).**

         10.2     Supplemental Pension Plan for Salaried Employees was filed as
                  Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.**

         10.3 Flowserve Corporation Director Deferral Plan, as amended and restated effective October 1, 2000, (filed herewith).**

         10.4 Form of Change in Control Agreement between all executive officers and the Company was filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.**

         10.5 First Master Benefit Trust Agreement dated October 1, 1987 was filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.**

         10.6 Amendment No. 1 to the first Master Benefit Trust Agreement dated October 1, 1987 was filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.**

         10.7 Amendment No. 2 to First Master Benefit Trust Agreement was filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.**

         10.8 Second Master Benefit Trust Agreement dated October 1, 1987 was filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.**

         10.9 First Amendment to Second Master Benefit Trust Agreement was filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.**

         10.10 Long-Term Incentive Plan, as amended and restated effective October 1, 2000 (filed herewith).**

         10.11 Flowserve Corporation 1989 Stock Option Plan as amended and restated effective January 1, 1997 was filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.**

         10.12 Flowserve Corporation Second Amendment to the 1989 Stock Option Plan as previously amended and restated was filed as
                  Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.**

         10.13 Amendment No. 3 to the Flowserve Corporation 1989 Stock Option Plan (filed herewith).**

         10.14 Flowserve Corporation 1989 Restricted Stock Plan (the "1989 Restricted Stock Plan") as amended and restated effective January 1, 1997 was filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.**

         10.15 Amendment No. 1 to the 1989 Restricted Stock Plan as amended and restated was filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.**

         10.16 Amendment No. 2 to Flowserve Corporation 1989 Restricted Stock Plan (filed herewith).**

         10.17 Flowserve Corporation 1989 Restricted Stock Dividend Plan, effective October 1, 2000 (filed herewith).**

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

         10.20 The Company's Benefit Equalization Pension Plan (the "Equalization Plan") was filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.**

         10.21 Amendment # 1 dated December 15, 1992 to the Equalization Plan was filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.**

         10.22 Flowserve Corporation Executive Equity Incentive Plan as amended and restated effective July 21, 1999, was filed as
                  Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.**

         10.23 Flowserve Corporation Deferred Compensation Plan (filed herewith).**

         10.24 Executive Life Insurance Plan of Flowserve Corporation was filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**

         10.25 Executive Long-Term Disability Plan of The Duriron Company, Inc. was filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**

         10.26 Flowserve Corporation 1997 Stock Option Plan was included as Exhibit A to the Company's 1997 Proxy Statement which was filed on March 17, 1997.**

         10.27 First Amendment to the Flowserve Corporation 1997 Stock Option Plan was filed as Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998. **

         10.28 Amendment No. 2 to the Flowserve Corporation 1997 Stock Option Plan was filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.**

         10.29 Amendment No. 3 to the Flowserve Corporation 1997 Stock Option Plan (filed herewith).**

         10.30 Flowserve Corporation 1999 Stock Option Plan was included as Exhibit A to the Company's 1999 Proxy Statement which was filed on March 15, 1999.**

         10.31 Amendment No. 1 to the Flowserve Corporation 1999 Stock Option Plan was filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.**

         10.32 Amendment No. 2 to the Flowserve Corporation 1999 Stock Option Plan (filed herewith).**

         10.33 BW/IP International, Inc. Supplemental Executive Retirement Plan as amended and restated was filed as Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the quarter entered March 31, 1998.**

         10.34 Flowserve Corporation 1998 Restricted Stock Plan was included as Exhibit A to the Company's 1999 Proxy Statement which was filed on April 9, 1998.**

         10.35 Amendment No. 1 to the Flowserve Corporation 1998 Restricted Stock Plan was filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.**

         10.36 Amendment No. 2 to the Flowserve Corporation 1998 Restricted Stock Plan was filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.**

         10.37 Amendment No. 3 to Flowserve Corporation 1998 Restricted Stock Plan (filed herewith).**

         10.38 Flowserve Corporation 1998 Restricted Stock Dividend Plan (effective October 1, 2000) (filed herewith).**

         10.39 Form of Employment Agreement between the Company and certain executive officers was filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997. **

         10.40 Employment Agreement, effective July 1, 1999, between the Company and C. Scott Greer was filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999. **

         10.41 Loan Agreement between the Company and C. Scott Greer was filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.**

         10.42 Amendments to form of change in control agreement between all executive officers and the Company was filed as Exhibit 10.44 to the Company's Report on Form 10-K for the year ended December 31, 1999.**

         10.43 Credit Agreement among the Registrant, certain of its subsidiaries referred to therein, the lenders referred therein, Credit Suisse First Boston, New York branch, a syndication agent, Bank of America, N.A., as administrative agent, collateral agent and swingline lender, and ABN AMRO Bank N.V., Bank One, N.A. and Salomon Smith Barney, Inc., as co-documentation agents, dated August 8, 2000, was filed as
                  Exhibit 10.45 to the Form S-4 Registration Statement dated as of September 27, 2000.

         10.44 Security Agreement among the Registrant, certain of its subsidiaries referred to therein and Bank of America, N.A. dated as of August 8, 2000, was filed as Exhibit 10.46 to the Form S-8 Registration Statement dated as of September 27, 2000.

         10.45 Amendment to Master Benefit Trust Agreement (filed herewith).**

         13.1 2000 Annual Report to Shareholders (filed herewith as part of this report to the extent incorporated herein by reference).

         21.1     Subsidiaries of the Company (filed herewith).

         23.1     Consent of PricewaterhouseCoopers LLP (filed herewith).

         23.2     Consent of Ernst & Young LLP (filed herewith).


"*" For exhibits of the Company incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission, the Company's file number with the Commission since July 1997 is "1-13179" and the previous file number was "0-325."

"**" Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of February 2001.

                            FLOWSERVE CORPORATION
                            (Registrant)

                            By:  /s/ C. Scott Greer
                                 -----------------------------------------------
                                 C. Scott Greer
                                 Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                        TITLE                                          DATE
---------                        -----                                          ----
/s/ C. Scott Greer               Chairman, President and                        February 21, 2001
---------------------------      Chief Executive Officer
C. Scott Greer                   (Principal Executive Officer)


/s/ Renee J. Hornbaker           Vice President and Chief Financial Officer     February 21, 2001
---------------------------      (Principal Financial Officer)
Renee J. Hornbaker


/s/ Kathleen A. Giddings         Vice President and Controller                  February 21, 2001
---------------------------      (Principal Accounting Officer)
Kathleen A. Giddings


/s/ William C. Rusnack           Director, Chairman of Audit/Finance            February 21, 2001
---------------------------      Committee
William C. Rusnack


/s/ Diane C. Harris              Director, Member Audit/Finance Committee       February 21, 2001
---------------------------
Diane C. Harris

/s/ Charles M. Rampacek          Director, Member Audit/Finance Committee       February 21, 2001
---------------------------
Charles M. Rampacek

/s/ James O. Rollans             Director, Member Audit/Finance Committee       February 21, 2001
---------------------------
James O. Rollans

                              FLOWSERVE CORPORATION

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                              Item 14(a)(1) and (2)


                                                                                 Annual Report       Annual Report
                                                                                      To                   on
                                                                                 Shareholders          Form 10-K
                                                                                 ------------        -------------
Flowserve Corporation Consolidated Financial Statements

Reports of Independent Accountants                                                    24
Consolidated Balance Sheets at                                                        34
    December 31, 2000 and 1999
For each of the three years in the period ended December 31, 2000:
    Consolidated Statements of Income                                                 33
    Consolidated Statements of Comprehensive (Loss) Income                            33
    Consolidated Statements of Shareholders' Equity                                   35
    Consolidated Statements of Cash Flows                                             36
    Notes to Consolidated Financial Statements                                       37-60

Flowserve Corporation Financial Statement Schedule for each of the three years in the period ended December 31, 2000

    Report of Independent Accountants on
       Financial Statement Schedule                                                                        F-2
    Schedule II - Valuation and Qualifying Accounts                                                        F-3


Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Flowserve Corporation:

Our audit of the consolidated financial statements referred to in our report dated February 5, 2001 appearing in the 2000 Annual Report to Shareholders of Flowserve Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K as of and for the year ended December 31, 2000. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statement schedule of the Company as of December 31, 1999 and 1998 and for each of the two years then ended was audited by other independent accountants whose report dated February 10, 2000 expressed an unqualified opinion on the financial statement schedule.




/s/ PricewaterhouseCoopers LLP
Dallas, Texas
February 5, 2001

                              FLOWSERVE CORPORATION

                 Schedule II - Valuation and Qualifying Accounts
                             (dollars in thousands)

                Column A                Column B      Column C       Column D       Column E      Column F
                --------               ----------    ----------    ------------   ------------   ----------
                                       Balance at    Additions      Deductions    Acquisitions   Balance at
                                       beginning     charged to    from reserve                    end of
                                        of year       earnings                                      year
Description

Year ended December 31, 2000:

Allowance for doubtful accounts (a):    $ 5,705        $2,782         $1,392        $11,386       $18,481
                                        =======        ======         ======        =======       =======

Year ended December 31, 1999:

Allowance for doubtful accounts (a):    $ 4,533        $2,214         $1,042        $    --       $ 5,705
                                        =======        ======         ======        =======       =======

Year ended December 31, 1998:

Allowance for doubtful accounts (a):    $ 5,059        $  333         $  859        $    --       $ 4,533
                                        =======        ======         ======        =======       =======


Year ended December 31, 2000:

Inventory reserves (b):                 $18,935        $6,066         $5,082        $17,195       $37,114
                                        =======        ======         ======        =======       =======


Year ended December 31, 1999:

Inventory reserves (b):                 $16,051        $5,254         $2,370        $    --       $18,935
                                        =======        ======         ======        =======       =======

Year ended December 31, 1998

Inventory reserves (b):                 $17,045        $3,388         $4,742        $    --       $16,051
                                        =======        ======         ======        =======       =======


(a) Deductions from reserve represent accounts written off net of recoveries.

(b) Deductions from reserve represent inventory written off.

                               INDEX TO EXHIBITS*


       EXHIBIT
       NUMBER                          DESCRIPTION
       -------                         -----------
         2.1      Purchase Agreement by and among Flowserve Corporation,
                  Flowserve RED Corporation, IDP Acquisition, LLC and
                  Ingersoll-Rand Company, dated as of February 9, 2000, was
                  filed as Exhibit 2.1 to the Company's Quarterly Report on Form
                  10-Q for the quarter ended March 31, 2000.

         2.2      Amendment No. 1, dated as of July 14, 2000, to the Purchase
                  Agreement dated as of February 9, 2000, by and among Flowserve
                  Corporation, Flowserve RED Corporation, IDP Acquisition, LLC and Ingersoll-Rand Company, was filed as Exhibit 2.1 to the Company's report on Form 8-K, dated as of July 19, 2000.

         2.3      Agreement and Plan of Merger among Flowserve Corporation,
                  Forest Acquisition Sub., Inc. and Innovative Valve
                  Technologies, Inc., dated as of November 18, 1999, was filed as Exhibit 99 (c)(1) to the Schedule 14 D-1 Tender Offer
                  Statement and Statement on Schedule 13-D dated as of November
                  22, 1999.

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

         4.5 Rate Swap Agreement in the amount of $25,000,000 between the Company and National City Bank dated November 14, 1996 was filed as Exhibit 4.9 to the Company's Annual Report on Form
                  10-K for the year ended December 31, 1996.

         4.6 Rate Swap Agreement in the amount of $25,000,000 between the Company and Key Bank National Association dated October 28,
                  1996 was filed as Exhibit 4.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         4.7 Indenture dated as of August 8, 2000, between the Company, the guarantors identified therein and The Bank of New York, as trustee for $290,000,000 aggregate principal amount of 12.25%
                  Senior Subordinated Notes due August 15, 2010, was filed as
                  Exhibit 4.7 to the Form S-4 Registration Statement dated as of
                  September 27, 2000.

         4.8      Indenture dated as of August 8, 2000, between Flowserve
                  Finance B.V., the guarantors identified therein and The Bank of New York, as Trustee for $100,000,000 aggregate principal amount of 12.25% Senior Subordinated Notes due August 15,
                  2010, was filed as Exhibit 4.8 to the Form S-4 Registration
                  Statement dated as of September 27, 2000.

         4.9      Dollar Notes Registration Rights Agreement dated August 3,
                  2000, among the Company, the Dollar Notes Guarantors, Credit
                  Suisse First Boston, Bank of America Securities Inc, ABN AMRO
                  Incorporated and Banc One Capital Markets, Inc., was filed as
                  Exhibit 4.10 to the Form S-4 Registration Statement dated as of September 27, 2000.

         4.10 Euro Notes Registration Rights Agreement dated August 3, 2000, among FFBV, the Euro Notes Guarantors, Credit Suisse First
                  Boston (Europe) Limited, Bank of America International
                  Limited, ABN AMRO International Limited and First Chicago
                  Limited, was filed as Exhibit 4.11 to the Form S-4
                  Registration Statement, dated as of September 27, 2000.

         10.1     Flowserve Corporation Incentive Compensation Plan for Senior
                  Executives, as amended and restated effective October 1, 2000
                  (filed herewith).**

         10.2     Supplemental Pension Plan for Salaried Employees was filed as
                  Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.**

         10.3 Flowserve Corporation Director Deferral Plan, as amended and restated effective October 1, 2000, (filed herewith).**

         10.4 Form of Change in Control Agreement between all executive officers and the Company was filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1996.**


         10.5 First Master Benefit Trust Agreement dated October 1, 1987 was filed as Exhibit 10.24 to the Company's Annual Report on Form
                  10-K for the year ended December 31, 1987.**

         10.6 Amendment No. 1 to the first Master Benefit Trust Agreement dated October 1, 1987 was filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1993.**

         10.7 Amendment No. 2 to First Master Benefit Trust Agreement was filed as Exhibit 10.25 to the Company's Annual Report on Form
                  10-K for the year ended December 31, 1993.**

         10.8 Second Master Benefit Trust Agreement dated October 1, 1987 was filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.**

         10.9 First Amendment to Second Master Benefit Trust Agreement was filed as Exhibit 10.26 to the Company's Annual Report on Form
                  10-K for the year ended December 31, 1993.**

         10.10    Long-Term Incentive Plan, as amended and restated effective
                  October 1, 2000 (filed herewith).**

         10.11 Flowserve Corporation 1989 Stock Option Plan as amended and restated effective January 1, 1997 was filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1996.**

         10.12    Flowserve Corporation Second Amendment to the 1989 Stock
                  Option Plan as previously amended and restated was filed as
                  Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.**

         10.13    Amendment No. 3 to the Flowserve Corporation 1989 Stock Option
                  Plan (filed herewith).**

         10.14    Flowserve Corporation 1989 Restricted Stock Plan (the "1989
                  Restricted Stock Plan") as amended and restated effective
                  January 1, 1997 was filed as Exhibit 10.15 to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1996.**

         10.15 Amendment No. 1 to the 1989 Restricted Stock Plan as amended and restated was filed as Exhibit 10.33 to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1997.**

         10.16    Amendment No. 2 to Flowserve Corporation 1989 Restricted Stock
                  Plan (filed herewith).**

         10.17 Flowserve Corporation 1989 Restricted Stock Dividend Plan, effective October 1, 2000 (filed herewith).**

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

         10.21 Amendment #1 dated December 15, 1992 to the Equalization Plan was filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.**

         10.22 Flowserve Corporation Executive Equity Incentive Plan as amended and restated effective July 21, 1999, was filed as
                  Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.**

         10.23 Flowserve Corporation Deferred Compensation Plan (filed herewith).**

         10.24 Executive Life Insurance Plan of Flowserve Corporation was filed as Exhibit 10.29 to the Company's Annual Report on Form
                  10-K for the year ended December 31, 1995.**

         10.25    Executive Long-Term Disability Plan of The Duriron Company,
                  Inc. was filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**

         10.26    Flowserve Corporation 1997 Stock Option Plan was included as
                  Exhibit A to the Company's 1997 Proxy Statement which was filed on March 17, 1997.**

         10.27    First Amendment to the Flowserve Corporation 1997 Stock Option
                  Plan was filed as Exhibit 10.28 to the Company's Quarterly
                  Report on Form 10-Q for the quarter ended June 30, 1998. **

         10.28    Amendment No. 2 to the Flowserve Corporation 1997 Stock Option
                  Plan was filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.**

         10.29    Amendment No. 3 to the Flowserve Corporation 1997 Stock Option
                  Plan (filed herewith).**

         10.30    Flowserve Corporation 1999 Stock Option Plan was included as
                  Exhibit A to the Company's 1999 Proxy Statement which was filed on March 15, 1999.**

         10.31    Amendment No. 1 to the Flowserve Corporation 1999 Stock Option
                  Plan was filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.**

         10.32    Amendment No. 2 to the Flowserve Corporation 1999 Stock Option
                  Plan (filed herewith).**

         10.33    BW/IP International, Inc. Supplemental Executive Retirement
                  Plan as amended and restated was filed as Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the quarter entered March 31, 1998.**

         10.34 Flowserve Corporation 1998 Restricted Stock Plan was included as Exhibit A to the Company's 1999 Proxy Statement which was filed on April 9, 1998.**

         10.35    Amendment No. 1 to the Flowserve Corporation 1998 Restricted
                  Stock Plan was filed as Exhibit 10 to the Company's Quarterly
                  Report on Form 10-Q for the quarter ended March 31, 1999.**

         10.36    Amendment No. 2 to the Flowserve Corporation 1998 Restricted
                  Stock Plan was filed as Exhibit 10.1 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1999.**

         10.37    Amendment No. 3 to Flowserve Corporation 1998 Restricted Stock
                  Plan (filed herewith).**

         10.38    Flowserve Corporation 1998 Restricted Stock Dividend Plan
                  (effective October 1, 2000) (filed herewith).**

         10.39 Form of Employment Agreement between the Company and certain executive officers was filed as Exhibit 10.31 to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1997.**

         10.40    Employment Agreement, effective July 1, 1999, between the
                  Company and C. Scott Greer was filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                  June 30, 1999.**

         10.41 Loan Agreement between the Company and C. Scott Greer was filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.**

         10.42 Amendments to form of change in control agreement between all executive officers and the Company was filed as Exhibit 10.44 to the Company's Report on Form 10-K for the year ended
                  December 31, 1999.**

         10.43 Credit Agreement among the Registrant, certain of its subsidiaries referred to therein, the lenders referred therein, Credit Suisse First Boston, New York branch, a syndication agent, Bank of America, N.A., as administrative agent, collateral agent and swingline lender, and ABN AMRO
                  Bank N.V., Bank One, N.A. and Salomon Smith Barney, Inc., as co-documentation agents, dated August 8, 2000, was filed as
                  Exhibit 10.45 to the Form S-4 Registration Statement dated as of September 27, 2000.

         10.44 Security Agreement among the Registrant, certain of its subsidiaries referred to therein and Bank of America, N.A.
                  dated as of August 8, 2000, was filed as Exhibit 10.46 to the Form S-8 Registration Statement dated as of September 27,
                  2000.

         10.45 Amendment to Master Benefit Trust Agreement (filed herewith).**

         13.1 2000 Annual Report to Shareholders (filed herewith as part of this report to the extent incorporated herein by reference).

         21.1     Subsidiaries of the Company (filed herewith).

         23.1     Consent of PricewaterhouseCoopers LLP (filed herewith).

         23.2     Consent of Ernst & Young LLP (filed herewith).

"*" For exhibits of the Company incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission, the Company's file number with the Commission since July 1997 is "1-13179" and the previous file number was "0-325."

"**" Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.