Form 10-Q
period 2001-03-31
FLOWSERVE CORP
filed 2001-05-09
CIK 30625

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   ---------


     For Quarter Ended March 31, 2001        Commission File Number 1-13179


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

                                YES  X    NO
                                    ---      ---

SHARES OF COMMON STOCK, $1.25 PAR VALUE,
OUTSTANDING AS OF APRIL 25, 2001                                      37,922,589

                              FLOWSERVE CORPORATION
                                      INDEX


                                                                           Page
                                                                           No.
                                                                           ----
PART I.  FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

         Consolidated Statements of Income --
         Three Months Ended March 31, 2001 and 2000 (unaudited)               3

         Consolidated Statements of Comprehensive Income --
         Three Months Ended March 31, 2001 and 2000 (unaudited)               3

         Consolidated Balance Sheets --
         March 31, 2001 (unaudited) and December 31, 2000                     4

         Consolidated Statements of Cash Flows --
         Three Months Ended March 31, 2001 and 2000 (unaudited)               5

         Notes to Consolidated Financial Statements                           6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS                                       18

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS         24

PART II. OTHER INFORMATION

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                26

SIGNATURE                                                                    27

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              FLOWSERVE CORPORATION
                                   (UNAUDITED)

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2001             2000
                                                      ---------      ---------
Sales                                                 $ 444,035      $ 285,309
Cost of sales                                           306,461        186,080
                                                      ---------      ---------
Gross profit                                            137,574         99,229
Selling, general and administrative expense             100,105         77,783
Integration expense                                      19,139             --
                                                      ---------      ---------
Operating income                                         18,330         21,446
Net interest expense                                     31,810          6,206
Other income, net                                          (135)        (2,900)
                                                      ---------      ---------
Net (loss) earnings before income taxes                 (13,345)        18,140
(Benefit) provision for income taxes                     (4,805)         6,258
                                                      ---------      ---------
Net (loss) earnings                                   $  (8,540)     $  11,882
                                                      =========      =========

Net (loss) earnings per share (basic and diluted)     $   (0.22)     $    0.31
                                                      =========      =========

Average shares outstanding                               38,187         37,810

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                          2001          2000
                                                                        --------      --------
Net (loss) earnings                                                     $ (8,540)     $ 11,882
Other comprehensive (income) expense:
    Foreign currency translation adjustments                              39,144         9,253
    Cumulative effect of change in accounting principle, net of tax
    of $472 (Adoption of SFAS 133 -- See footnote 3)                        (840)           --
    Fair market adjustment of derivative instruments, net of tax
    benefit of $2,093                                                      3,720            --
                                                                        --------      --------
Other comprehensive expense                                               42,024         9,253
                                                                        --------      --------
Comprehensive (loss) income                                             $(50,564)     $  2,629
                                                                        ========      ========

                              FLOWSERVE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)       MARCH 31,     December 31,
                                                      2001            2000
                                                   -----------    ------------
                                                   (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                      $    18,621    $    42,341
    Accounts receivable, net                           449,716        487,274
    Inventories                                        314,468        305,958
    Current deferred tax asset                          42,007         39,726
    Prepaid expenses                                    20,979         22,753
                                                   -----------    -----------
       Total current assets                            845,791        898,052
Property, plant and equipment, net                     386,009        405,412
Goodwill, net                                          515,638        514,441
Other intangible assets, net                           130,418        131,330
Other assets                                           160,165        160,908
                                                   -----------    -----------
       Total assets                                $ 2,038,021    $ 2,110,143
                                                   ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                               $   166,625    $   172,366
    Accrued liabilities                                194,540        243,553
    Long-term debt due within one year                  27,020         18,098
                                                   -----------    -----------
       Total current liabilities                       388,185        434,017
Long-term debt due after one year                    1,141,129      1,111,108
Postretirement benefits and deferred items             253,970        260,107
Commitments and contingencies
Shareholders' equity:
   Serial preferred stock, $1.00 par value
     Shares authorized -- 1,000                             --             --
     Shares issued and outstanding -- None
   Common stock, $1.25 par value
     Shares authorized -- 120,000
     Shares issued and outstanding -- 41,484            51,856         51,856
   Capital in excess of par value                       65,742         65,785
   Retained earnings                                   348,955        357,495
                                                   -----------    -----------
                                                       466,553        475,136
Treasury stock at cost -- 4,026 and 4,048 shares       (92,311)       (92,545)
Deferred compensation obligation                         6,743          6,544
Accumulated other comprehensive loss                  (126,248)       (84,224)
                                                   -----------    -----------
       Total shareholders' equity                      254,737        304,911
                                                   -----------    -----------
       Total liabilities and shareholders'
         equity                                    $ 2,038,021    $ 2,110,143
                                                   ===========    ===========


See accompanying notes to consolidated financial statements.

                              FLOWSERVE CORPORATION
                                   (Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)                                                     Three Months Ended March 31,
                                                                           ----------------------------
                                                                                2001          2000
                                                                              --------      --------
CASH FLOWS -- OPERATING ACTIVITIES:
    Net (loss) earnings                                                       $ (8,540)     $ 11,882
    Adjustments to reconcile net earnings to net cash used by operating activities:
         Depreciation                                                           12,848         8,041
         Amortization                                                            6,051         2,574
         Net (gain) loss on the sale of fixed assets                              (224)            1
         Change in assets and liabilities, net of effects of acquisitions and dispositions:
              Accounts receivable                                               25,663         7,955
              Inventories                                                      (16,038)      (15,861)
              Prepaid expenses                                                   2,972         1,572
              Other assets                                                      (6,740)       (2,916)
              Accounts payable                                                 (12,300)       (2,535)
              Accrued liabilities                                              (60,117)      (21,568)
              Income taxes                                                        (374)       (2,988)
              Postretirement benefits and deferred items                        (6,838)       (1,568)
              Net deferred taxes                                                 1,150         1,235
                                                                              --------      --------
Net cash flows used by operating activities                                    (62,487)      (14,176)
                                                                              --------      --------
CASH FLOWS -- INVESTING ACTIVITIES:
    Capital expenditures, net of disposals                                      (3,514)       (4,394)
    Payment for acquisitions, net of cash acquired and dispositions                 --       (22,172)
                                                                              --------      --------
Net cash flows used by investing activities                                     (3,514)      (26,566)
                                                                              --------      --------
CASH FLOWS -- FINANCING ACTIVITIES:
    Net repayments under lines of credit                                            --          (831)
    Payments of long-term debt                                                  (5,263)       (1,062)
    Proceeds from long-term debt                                                50,000        36,798
    Proceeds from issuance of common stock                                         389           168
                                                                              --------      --------
Net cash flows provided by financing activities                                 45,126        35,073
Effect of exchange rate changes                                                 (2,845)         (859)
                                                                              --------      --------
Net change in cash and cash equivalents                                        (23,720)       (6,528)
Cash and cash equivalents at beginning of year                                  42,341        30,463
                                                                              --------      --------
Cash and cash equivalents at end of period                                    $ 18,621      $ 23,935
                                                                              ========      ========

Taxes (refunded) paid                                                         $ (6,972)     $  9,453
Interest paid                                                                 $ 48,296      $  5,751


See accompanying notes to consolidated financial statements.

                              FLOWSERVE CORPORATION
                                   (UNAUDITED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)


1. ACCOUNTING POLICIES - BASIS OF PRESENTATION

     The accompanying consolidated balance sheet as of March 31, 2001, and the related consolidated statements of income, comprehensive income and cash flows for the three months ended March 31, 2001 and 2000 are unaudited. In management's opinion, all adjustments comprising normal recurring adjustments necessary for a fair presentation of such financial statements have been made. The accompanying consolidated financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X and do not contain certain information included in the Company's annual financial statements and notes to the financial statements. Accordingly, the accompanying consolidated financial information should be read in conjunction with the Company's 2000 Annual Report. Interim results are not necessarily indicative of results to be expected for a full year. Certain amounts in 2000 have been reclassified or restated to conform with the 2001 presentation.

2. INVENTORIES

     Inventories are stated at lower of cost or market. Cost is determined for certain inventories by the last-in, first-out (LIFO) method and for other inventories by the first-in, first-out (FIFO) method.


     Inventories and the method of determining costs were:

                                               MARCH 31,      December 31,
                                                  2001           2000
                                               ---------      ------------
Raw materials                                  $  54,359       $  51,981
Work in process and finished goods               337,305         330,060

Less:  Progress billings                         (39,487)        (38,605)
                                               ---------       ---------
                                                 352,177         343,436
LIFO reserve                                     (37,709)        (37,478)
                                               ---------       ---------
Net inventory                                  $ 314,468       $ 305,958
                                               =========       =========

Percent of inventory accounted for by LIFO            66%             67%
Percent of inventory accounted for by FIFO            34%             33%

3. ADOPTION OF SFAS NO. 133 -- ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and the corresponding amendments on January 1, 2001. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative-effect adjustment in other comprehensive income as of January 1, 2001 of $1.3 million representing the current fair-value of hedging instruments. Of this amount, $3.4 million related to foreign currency forward contracts offset by $2.1 million related to interest rate swap agreements.

     The Company reclassified the transition adjustment relating to foreign currency forward contracts to earnings during the first quarter of 2001. At March 31, 2001, the fair-value of the hedging instruments is a liability of $7.5 million and included in other comprehensive income. The Company expects that within the next twelve months it will reclassify as expense $3.6 million of this amount recorded in accumulated other comprehensive income. The Company is party to forward contracts for purposes of hedging certain transactions denominated in foreign currencies. The Company has a risk-management and derivatives policy statement outlining the conditions in which the Company can enter into hedging or forward transactions. The maximum length of the contracts currently in place as of March 31, 2001 is about 2 years.

     The Company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments, but it expects all counterparties to meet their obligations given their high credit ratings.

     The Company, as part of its risk management program, is party to interest rate swap agreements for the purpose of hedging its exposure to floating interest rates on certain portions of its debt. As of March 31, 2001, the Company had $150 million of notional amount in outstanding interest rate swaps with third parties. The maximum length of the interest rate swaps currently in place as of March 31, 2001 is approximately 6 years.

     All derivatives are recognized on the balance sheet at their fair-value. On the date that the Company enters into a derivative contract, it designates the derivative as (1) a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow" hedge); or (2) a foreign-currency fair-value or cash flow hedge (a "foreign currency" hedge). Changes in the fair-value of a derivative that is highly effective as -- and that is designated and qualifies as -- a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair-value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. Changes in the fair-value of a derivative that is highly effective as -- and that is designated and qualifies as -- a foreign-currency hedge is recorded in other comprehensive income, since it satisfies the criteria for a cash-flow hedge. As of March 31, 2001, all hedges outstanding were highly effective.

     The Company formally documents all relationships between hedging instruments and hedge items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value, cash flow, or foreign-currency hedges to (1) specific assets and liabilities on the balance sheet or (2) specific firm commitments or forecasted transactions. The Company also formally assesses (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company discontinues hedge accounting prospectively, as discussed below.

     The Company discontinues hedge accounting prospectively when (1) it determines that the derivative is no longer effective in offsetting changes in the fair-value or cash flows of a hedge item (including hedged items such as firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate.

     When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remaining in accumulated other comprehensive income is reclassified into earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair-value on the balance sheet, recognizing changes in the fair-value in current-period earnings.

4. ACQUISITION

     In August 2000, the Company completed the acquisition of Ingersoll-Dresser Pump Company (IDP), a leading manufacturer of pumps with a diverse mix of pump products and customers with operations in 30 countries, for $775 million in cash. The transaction, which was accounted for as a purchase, was financed with a combination of senior secured financing and senior subordinated notes. Upon closing of the transaction, the existing Company debt was also refinanced.

     The purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair market value at the date of the acquisition. These allocations include $137.6 million for intangibles and $376.4 million recorded as goodwill. The purchase price allocation for this acquisition is preliminary and further refinements are likely to be made based on the final determination of the fair-value of the assets acquired and the resolution of remaining contingencies.

     The operating results of IDP have been included in the consolidated statements of income from the date of acquisition.

     The table below reflects unaudited pro forma results of the Company and IDP as if the acquisition had taken place at the beginning of fiscal year 2000, including purchase accounting adjustments and estimated financing costs.

                                    PRO FORMA
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)

                                      Three Months Ended
                                        March 31, 2000
                                      ------------------
Net sales                                  $ 460,241
Operating income                              22,506
Net loss                                      (4,042)

Net loss per share (basic and diluted)         (0.11)

     The pro forma information does not purport to represent what the Company's results of operations actually would have been had such transactions or events occurred on the dates specified, or to project the Company's results of operations for any future period.

5. RESTRUCTURING AND ACQUISITION RELATED CHARGES

     In August 2000, in conjunction with the acquisition of IDP, the Company initiated a restructuring program designed to reduce costs and to eliminate excess capacity by consolidating facilities. The Company's actions, approved and committed to in the third quarter of 2000, are expected to result in the net reduction of approximately 1,200 positions upon estimated completion before the end of 2001. The program includes the closure of IDP's former headquarters, the closure or significant downsizing of a number of pump manufacturing facilities, service and repair centers, and reduction of sales and sales support personnel. The Company currently estimates that the costs associated with the restructuring portion of the program will be approximately $68 million. The Company had originally estimated these costs to be approximately $61 million. The increase from the original estimate is primarily due to updated actuarial information for post-retirement and pension expense relating to a plant closure. This increase was offset by a non-cash reclassification from the restructuring accrual to post-retirement benefits and pension liabilities which resulted in a net reduction to the accrual of $8.8 million during the fourth quarter of 2000.

     Approximately $44 million of the total cost relates to the IDP operations acquired and $28 million has been capitalized in goodwill as part of the purchase price of IDP ($44 million of estimated costs less deferred tax effect of $16 million), while the remaining cost of $24 million relates to the Flowserve operations and was recorded as restructuring expense in 2000.

     During the first three months of 2001, the Company incurred $19.1 million in integration costs in conjunction with this program.

     As of March 31, 2001, the program had resulted in a net reduction of 1,139 employees.

     Expenditures charged to the 2000 restructuring reserve were:

                                                Other
                                                Exit
                                 Severance      Costs         Total
                                 ---------     --------      --------
Balance at August 16, 2000       $ 45,980      $ 14,832      $ 60,812
Cash expenditures                 (18,645)       (2,434)      (21,079)
Net non-cash reduction             (8,849)           --        (8,849)
                                 --------      --------      --------
Balance at December 31, 2000     $ 18,486      $ 12,398      $ 30,884
CASH EXPENDITURES                  (5,729)       (4,029)       (9,758)
                                 --------      --------      --------
BALANCE AT  MARCH 31, 2001       $ 12,757      $  8,369      $ 21,126
                                 ========      ========      ========

     In the fourth quarter of 1999, the Company initiated a restructuring program that included a one-time charge of $15.9 million recorded as restructuring expense. The restructuring charge related to the planned closure of 10 facilities and a reduction in workforce at those other locations.

     The 1999 restructuring program is expected to result in a net reduction of approximately 275 employees at a cost of $12.9 million upon estimated completion during the second quarter of 2001. In addition, exit costs associated with the facilities closings were $3.0 million. As of March 31, 2001, the program has resulted in a net reduction of 268 employees.

     Expenditures charged to the 1999 restructuring reserve were:

                                                Other
                                                Exit
                                 Severance      Costs          Total
                                 ---------     --------      --------
Balance at December 24, 1999     $ 12,900      $  2,960      $ 15,860
Cash expenditures                    (102)           --          (102)
                                 --------      --------      --------
Balance at December 31, 1999       12,798         2,960        15,758
Cash expenditures                  (6,766)       (1,932)       (8,698)
Non-cash reduction                 (4,364)       (1,028)       (5,392)
                                 --------      --------      --------
Balance at December 31, 2000     $  1,668      $     --      $  1,668
CASH EXPENDITURES                    (495)           --          (495)
                                 --------      --------      --------
BALANCE AT MARCH 31, 2001        $  1,173      $     --      $  1,173
                                 ========      ========      ========

6. ASSETS HELD FOR SALE

     The Company is in the process of selling certain facilities, machinery and equipment and other fixed assets as part of its plan to eliminate excess capacity by consolidating facilities. The Company is in the process of negotiating the sale of these facilities and fixed assets and expects the sale of such items to be completed by the end of 2002. The remaining assets not yet sold, totaling $9,172, have been identified separately within property, plant and equipment as Assets Held For Sale and have been recorded at their estimated net realizable value.

7. GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS

     In connection with the IDP acquisition and as part of the related financing, the Company and newly formed Dutch subsidiary, Flowserve Finance B.V., issued an aggregate of $375 million of dollar-denominated senior subordinated notes (the dollar Notes and the Euro Notes), in private placements pursuant to Rule 144A and Regulation S. The dollar Notes and the Euro Notes are general unsecured obligations of the Company and Flowserve Finance B.V., respectively, subordinated in right of payment to all existing and future senior indebtedness of the Company and Flowserve Finance B.V., respectively, and guaranteed on a full, unconditional, joint and several basis by the Company's wholly owned domestic subsidiaries and, in the case of the Euro Notes, by the Company.

     The following condensed consolidating financial information presents:

(1) Condensed consolidating balance sheet as of March 31, 2001 and the related statements of income and cash flows for the three months ended March 31, 2001 of (a) Flowserve Corporation, the parent, (b) Flowserve Finance B.V.,
     (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries, and the Company on a consolidated basis, and

(2) Condensed consolidating balance sheet as of December 31, 2000 and the related statements of income and cash flows for the three months ended March 31, 2000, of (a) Flowserve Corporation, the parent, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries, and the Company on a consolidated basis, and

(3) Elimination entries necessary to consolidate Flowserve Corporation, the parent, with Flowserve Finance, B.V., guarantor and non-guarantor subsidiaries.

     Investments in subsidiaries are accounted for by the parent using the equity method of accounting. The guarantor and non-guarantor subsidiaries are presented on a combined basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Separate financial statements for the guarantor subsidiaries and the nonguarantor subsidiaries are not presented because management believes such financial statements would not be meaningful to investors.

     Effective January 1, 2001, the Company effected a domestic legal reorganization. This primarily resulted in a reclassification between the Parent and Guarantor Subsidiaries.

                              FLOWSERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                        CONSOLIDATED STATEMENT OF INCOME
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001


                                                  FLOWSERVE      GUARANTOR     NONGUARANTOR                 CONSOLIDATED
                                    PARENT       FINANCE B.V.   SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS      TOTAL
                                   ---------     ------------   ------------   ------------  ------------   ------------
Sales                              $      --      $      --      $ 299,139      $ 170,796     $ (25,900)     $ 444,035
Cost of sales                             --             --        217,716        114,645       (25,900)       306,461
                                   ---------      ---------      ---------      ---------     ---------      ---------
Gross profit                              --             --         81,423         56,151            --        137,574
    Selling, general and
    administrative expense                 7             --         68,965         31,133            --        100,105
    Integration expense                   --             --         15,448          3,691            --         19,139
                                   ---------      ---------      ---------      ---------     ---------      ---------
Operating (loss) income                   (7)            --         (2,990)        21,327            --         18,330
    Net interest expense               6,961            224         21,330          3,900          (605)        31,810
    Other (income) expense, net           --              3         (4,198)         3,455           605           (135)
    Equity in loss (earnings)
    of subsidiaries                    6,523             --             --             --        (6,523)            --
                                   ---------      ---------      ---------      ---------     ---------      ---------
Net (loss) earnings before
income taxes                         (13,491)          (227)       (20,122)        13,972         6,523        (13,345)
(Benefit) provision for
income taxes                          (4,951)            --         (5,400)         5,546            --         (4,805)
                                   ---------      ---------      ---------      ---------     ---------      ---------
Net (loss) earnings                $  (8,540)     $    (227)     $ (14,722)     $   8,426     $   6,523      $  (8,540)
                                   =========      =========      =========      =========     =========      =========

                              FLOWSERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                        CONSOLIDATED STATEMENT OF INCOME
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000


                                              GUARANTOR     NONGUARANTOR                CONSOLIDATED
                                 PARENT      SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS      TOTAL
                               ---------     ------------   ------------  ------------  ------------
Sales                          $  39,531      $ 167,001      $ 101,430     $ (22,653)     $ 285,309
Cost of sales                     25,825        116,826         66,082       (22,653)       186,080
                               ---------      ---------      ---------     ---------      ---------
Gross profit                      13,706         50,175         35,348            --         99,229
    Selling, general and
    administrative expense        13,453         41,785         22,545            --         77,783
                               ---------      ---------      ---------     ---------      ---------
Operating income                     253          8,390         12,803            --         21,446
    Net interest expense          (1,153)         7,119            162            78          6,206
    Other (income)
    expense, net                    (291)        (5,381)         2,850           (78)        (2,900)

    Equity in (earnings)
    loss of subsidiaries         (10,812)            --             --        10,812             --
                               ---------      ---------      ---------     ---------      ---------
Net earnings before
income taxes                      12,509          6,652          9,791       (10,812)        18,140

Provision for income taxes           627          1,793          3,838            --          6,258
                               ---------      ---------      ---------     ---------      ---------
Net earnings (loss)            $  11,882      $   4,859      $   5,953     $ (10,812)     $  11,882
                               =========      =========      =========     =========      =========

                              FLOWSERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2001


                                                   FLOWSERVE       GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                     PARENT       FINANCE B.V.    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS         TOTAL
                                  -----------     -----------     ------------    ------------   ------------     -----------
Current assets:
    Cash and cash equivalents     $        --     $        --     $        --     $    35,211     $   (16,590)    $    18,621
    Intercompany receivables           43,097              --          54,363         100,013        (197,473)             --
    Accounts receivable, net               12              --         234,787         214,917              --         449,716
    Inventories                            --              --         197,981         116,487              --         314,468
    Current deferred tax asset             --              --          39,425           2,582              --          42,007
    Prepaid expenses                       --              --          15,983           4,996              --          20,979
                                  -----------     -----------     -----------     -----------     -----------     -----------
          Total current assets         43,109              --         542,539         474,206        (214,063)        845,791
Property, plant and
equipment, net                             34              --         215,642         170,333              --         386,009
Investment in subsidiaries            418,185              --         476,308              --        (894,493)             --
Intercompany receivables              859,996          83,958          11,548          29,039        (984,541)             --
Goodwill, net                              --              --         458,421          57,217              --         515,638
Other intangible assets, net               --              --         113,536          16,882              --         130,418
Other assets                           45,917           4,415          96,721          13,112              --         160,165
                                  -----------     -----------     -----------     -----------     -----------     -----------
          Total assets            $ 1,367,241     $    88,373     $ 1,914,715     $   760,789     $(2,093,097)    $ 2,038,021
                                  ===========     ===========     ===========     ===========     ===========     ===========

Current liabilities:
    Accounts payable              $     2,186     $        --     $   101,523     $    79,506     $   (16,590)    $   166,625
    Intercompany payables               4,194           2,279          71,046         119,954        (197,473)             --
    Income taxes                           --              --              --              --              --              --
    Accrued liabilities                 8,305             171         120,979          65,085              --         194,540
    Long-term debt due within
    one year                           26,500              --             520              --              --          27,020
                                  -----------     -----------     -----------     -----------     -----------     -----------
          Total current
          liabilities                  41,185           2,450         294,068         264,545        (214,063)        388,185

Long-term debt due after
one year                            1,054,402          86,641               1              85              --       1,141,129
Intercompany payables                      --              --         850,701         133,840        (984,541)             --
Post-retirement benefits and
deferred items                         16,917              --         195,688          41,365              --         253,970
Shareholders' equity:
Serial preferred stock,
$1.00 par value                            --              --              --              --              --              --
Common shares, $1.25 par value         51,856              --               2         182,547        (182,549)         51,856
Capital in excess of par value         65,742              --         349,411          72,990        (422,401)         65,742
Retained earnings                     348,955            (570)        243,921         117,768        (361,119)        348,955
                                  -----------     -----------     -----------     -----------     -----------     -----------
                                      466,553            (570)        593,334         373,305        (966,069)        466,553
Treasury stock at cost                (92,311)             --              --              --              --         (92,311)
Accumulated other
comprehensive (loss) income          (126,248)           (148)        (19,077)        (52,351)         71,576        (126,248)
Deferred compensation
obligation                              6,743              --              --              --              --           6,743
                                  -----------     -----------     -----------     -----------     -----------     -----------
    Total shareholders' equity        254,737            (718)        574,257         320,954        (894,493)        254,737
                                  -----------     -----------     -----------     -----------     -----------     -----------
    Total liabilities and
    shareholders' equity          $ 1,367,241     $    88,373     $ 1,914,715     $   760,789     $(2,093,097)    $ 2,038,021
                                  ===========     ===========     ===========     ===========     ===========     ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000

                                                   FLOWSERVE       GUARANTOR      NONGUARANTOR                   CONSOLIDATED
                                    PARENT        FINANCE B.V.   SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                  -----------     -----------    ------------     ------------    ------------   ------------
Current assets:
   Cash and cash equivalents      $        --     $        --     $        --     $    50,239     $    (7,898)    $    42,341
   Intercompany receivables            23,530              --          33,252         104,836        (161,618)             --
   Accounts receivable, net            20,767              --         224,746         241,761              --         487,274
   Inventories                         10,432              --         181,258         114,268              --         305,958
   Current deferred tax asset              --              --          38,765             961              --          39,726
   Prepaid expenses                     6,261              --          12,216           4,276              --          22,753
                                  -----------     -----------     -----------     -----------     -----------     -----------
          Total current assets         60,990              --         490,237         516,341        (169,516)        898,052
Property, plant and
equipment, net                         34,332              --         189,978         181,102              --         405,412
Investment in subsidiaries            791,437              --         443,092              --      (1,234,529)             --
Intercompany receivables              501,286          90,112          10,849          21,598        (623,845)             --
Goodwill, net                           7,814              --         459,983          46,644              --         514,441
Other intangible assets, net               --              --         114,129          17,201              --         131,330
Other assets                           52,991           4,865          97,861           5,191              --         160,908
                                  -----------     -----------     -----------     -----------     -----------     -----------
          Total assets            $ 1,448,850     $    94,977     $ 1,806,129     $   788,077     $(2,027,890)    $ 2,110,143
                                  ===========     ===========     ===========     ===========     ===========     ===========

Current liabilities:
   Accounts payable               $     5,588     $         1     $    76,910     $    97,766     $    (7,899)    $   172,366
   Intercompany payables               33,973           2,279          20,704         104,658        (161,614)             --
   Income taxes                         4,679              --           2,928          (7,607)             --              --
   Accrued liabilities                 13,443             111         120,729         110,202            (932)        243,553
   Long-term debt due
   within one year                     18,000              --              90               8              --          18,098
                                  -----------     -----------     -----------     -----------     -----------     -----------
          Total current
          liabilities                  75,683           2,391         221,361         305,027        (170,445)        434,017

Long-term debt due after
one year                            1,018,063          92,958               2              85              --       1,111,108
Intercompany payables                     131              --         468,840         154,873        (623,844)             --
Post-retirement benefits and
deferred items                         50,062              --         166,187          42,926             932         260,107

Shareholders' equity:
Serial preferred stock,
$1.00 par value                            --              --              --              --              --              --
Common shares, $1.25 par value         51,856              --               2         197,582        (197,584)         51,856
Capital in excess of par value         65,785              --         676,035          89,489        (765,524)         65,785
Retained earnings                     357,495            (343)        285,998         138,332        (423,987)        357,495
                                  -----------     -----------     -----------     -----------     -----------     -----------
                                      475,136            (343)        962,035         425,403      (1,387,095)        475,136
Treasury stock at cost                (92,545)             --            (613)          2,246          (1,633)        (92,545)
Accumulated other
comprehensive (loss) income           (84,224)            (29)        (11,683)       (142,483)        154,195         (84,224)
Deferred compensation
obligation                              6,544              --              --              --              --           6,544
                                  -----------     -----------     -----------     -----------     -----------     -----------
   Total shareholders' equity         304,911            (372)        949,739         285,166      (1,234,533)        304,911
                                  -----------     -----------     -----------     -----------     -----------     -----------
   Total liabilities and
   shareholders' equity           $ 1,448,850     $    94,977     $ 1,806,129     $   788,077     $(2,027,890)    $ 2,110,143
                                  ===========     ===========     ===========     ===========     ===========     ===========

                              FLOWSERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                                    FLOWSERVE      GUARANTOR     NONGUARANTOR                   CONSOLIDATED
                                       PARENT      FINANCE B.V.   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                      ---------    ------------   ------------   ------------   ------------    ------------
CASH FLOWS -- OPERATING ACTIVITIES:
   Net (loss) earnings                $  (8,540)     $    (227)     $ (14,722)     $   8,426      $   6,523      $  (8,540)
Adjustments to reconcile net
earnings to cash provided (used)
by operating activities:
   Depreciation                               7             --          7,432          5,409             --         12,848
   Amortization                              --             --          5,180            871             --          6,051
   Net (gain) loss on sale of
   fixed assets                              --             --             54           (278)            --           (224)
Change in operating assets and
liabilities:
   Accounts receivable                     (212)            --          9,349         16,526             --         25,663
   Inventories                           (5,758)            --            440        (10,720)            --        (16,038)
   Intercompany receivable and
   payable                              (28,287)            25        296,036         21,498       (289,272)            --
   Prepaid expenses                         876             --          1,530            566             --          2,972
   Other assets                            (143)           123          2,797         (9,517)            --         (6,740)
   Accounts payable                       4,284             --         15,603        (24,457)        (7,730)       (12,300)
   Accrued liabilities                   (6,921)            70        (12,683)       (40,583)            --        (60,117)
   Income taxes                              --             --             --           (374)            --           (374)
   Post-retirement benefits and
   deferred items                           (65)            --           (226)        (6,547)            --         (6,838)
   Net deferred taxes                       (61)            --         (4,528)         5,739             --          1,150
                                      ---------      ---------      ---------      ---------      ---------      ---------
   Net cash (used) provided by
   operating activities                 (44,820)            (9)       306,262        (33,441)      (290,479)       (62,487)
                                      ---------      ---------      ---------      ---------      ---------      ---------
CASH FLOWS -- INVESTING ACTIVITIES:
   Capital expenditures, net of
   disposals                               (306)            --         (2,084)        (1,124)            --         (3,514)
                                      ---------      ---------      ---------      ---------      ---------      ---------
Net cash flows used by investing
activities                                 (306)            --         (2,084)        (1,124)            --         (3,514)
                                      ---------      ---------      ---------      ---------      ---------      ---------
CASH FLOWS -- FINANCING ACTIVITIES:
   Payments on long-term debt            (5,263)            --             --             --             --         (5,263)
   Proceeds from long-term debt          50,000             --             --             --             --         50,000
   Other activity                           389              9       (304,178)        22,382        281,787            389
                                      ---------      ---------      ---------      ---------      ---------      ---------
Net cash flows provided (used) by
financing activities                     45,126              9       (304,178)        22,382        281,787         45,126
Effect of exchange rate changes              --             --             --         (2,845)            --         (2,845)
                                      ---------      ---------      ---------      ---------      ---------      ---------
Net change in cash and cash
equivalents                                  --             --             --        (15,028)        (8,692)       (23,720)
Cash and cash equivalents at
beginning of year                            --             --             --         50,239         (7,898)        42,341
                                      ---------      ---------      ---------      ---------      ---------      ---------
Cash and cash equivalents at end
of period                             $      --      $      --      $      --      $  35,211      $ (16,590)     $  18,621
                                      =========      =========      =========      =========      =========      =========

                              FLOWSERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                                         GUARANTOR     NONGUARANTOR                   CONSOLIDATED
                                           PARENT       SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS       TOTAL
                                          ---------     ------------   ------------   ------------    ------------
CASH FLOWS -- OPERATING ACTIVITIES:
    Net earnings                           $ 11,882       $  4,859       $  5,953       $(10,812)      $ 11,882
Adjustments to reconcile net
earnings to cash provided (used)
by operating activities:
    Depreciation                              1,547          4,500          1,994             --          8,041
    Amortization                                109          1,907            558             --          2,574
    Net (gain)  loss on sale of
    fixed assets                                 --              8             (7)            --              1
Change in operating assets and
liabilities, net of effects of
acquisitions and dispositions:
    Accounts receivable                          27          2,807          5,121             --          7,955
    Inventories                               5,969        (18,406)        (3,424)            --        (15,861)
    Intercompany receivable and
    payable                                   7,696         (4,814)        (2,882)            --             --
    Prepaid expenses                         (2,787)         1,385          7,611         (4,637)         1,572
    Other assets                             (3,996)        (4,999)         6,079             --         (2,916)
    Accounts payable                         (5,376)         4,035            137         (1,331)        (2,535)
    Accrued liabilities                      17,843        (29,178)       (10,233)            --        (21,568)
    Income taxes                             (3,597)           136           (746)         1,219         (2,988)
    Post-retirement benefits and
    deferred items                             (978)         2,830         (3,420)            --         (1,568)
    Net deferred taxes                           --         (1,463)         2,698             --          1,235
                                           --------       --------       --------       --------       --------
Net cash provided (used) by
operating activities                         28,339        (36,393)         9,439        (15,561)       (14,176)
                                           --------       --------       --------       --------       --------
CASH FLOWS -- INVESTING ACTIVITIES:
    Capital expenditures, net of
    disposals                                  (979)        (2,728)          (687)            --         (4,394)
    Payments for acquisitions, net
    of cash acquired and dispositions       (22,172)            --             --             --        (22,172)
                                           --------       --------       --------       --------       --------
Net cash flows used in investing
activities                                  (23,151)        (2,728)          (687)            --        (26,566)
                                           --------       --------       --------       --------       --------
CASH FLOWS -- FINANCING ACTIVITIES:
    Net repayments under lines of
    credit                                     (769)            --            (62)            --           (831)
    Payments on long-term debt                   --             --         (1,062)            --         (1,062)
    Proceeds from long-term debt                477         35,452            869             --         36,798
    Other stock activity                        168             --             --             --            168
    Other activity                           (5,064)         2,780         (8,137)        10,421             --
                                           --------       --------       --------       --------       --------
Net cash flows (used) provided by
financing activities                         (5,188)        38,232         (8,392)        10,421         35,073
Effect of exchange rate changes
on cash                                          --             --           (859)            --           (859)
                                           --------       --------       --------       --------       --------
Net change in cash and cash
equivalents                                      --           (889)          (499)        (5,140)        (6,528)
Cash and cash equivalents at
beginning of year                                --            889         29,966           (392)        30,463
                                           --------       --------       --------       --------       --------
Cash and cash equivalents at end
of period                                  $     --       $     --       $ 29,467       $ (5,532)      $ 23,935
                                           ========       ========       ========       ========       ========

8. SEGMENT INFORMATION

     The Company has three divisions, each of which constitutes a business segment. Each division manufactures different products and is defined by the type of products and services provided. Each division has a President, who reports directly to the Chief Executive Officer, and a Division Controller. For decision-making purposes, the Chief Executive Officer and other members of upper management use financial information generated and reported at the division level. The Company also has a corporate headquarters that does not constitute a separate division or business segment.

     Amounts classified as All Other include Corporate Headquarters costs and other minor entities that are not considered separate segments. The results for IDP are included in the Flowserve Pump Division and a portion of its service business in Flow Solutions Division from the date of acquisition. The Company evaluates segment performance and allocates resources based on profit or loss excluding integration expense, interest expense, other income or expense and income taxes. Intersegment sales and transfers are recorded at cost plus a profit margin. Minor reclassifications have been made to certain previously reported information to conform to the current business configuration.

                                                  FLOWSERVE       FLOW                                       CONSOLIDATED
THREE MONTHS ENDED MARCH 31, 2001                   PUMP        SOLUTIONS     FLOW CONTROL    ALL OTHER          TOTAL
---------------------------------                ----------     ----------    ------------    ----------     ------------
SALES TO EXTERNAL CUSTOMERS                      $  223,497     $  151,881     $   67,651     $    1,006      $  444,035
INTERSEGMENT SALES                                    1,201          5,058          1,721         (7,980)             --
SEGMENT OPERATING INCOME (BEFORE INTEGRATION
EXPENSE)                                             18,116         18,051          8,385         (7,083)         37,469

IDENTIFIABLE ASSETS                              $1,662,265     $  440,113     $  196,686     $ (261,043)     $2,038,021


                                                  Flowserve       Flow                                       Consolidated
Three months ended March 31, 2000                   Pump        Solutions     Flow Control    All Other          Total
---------------------------------                ----------     ----------    ------------    ----------     ------------
Sales to external customers                      $   72,588     $  145,922     $   65,261     $    1,538      $  285,309
Intersegment sales                                      845          2,958          2,508         (6,311)             --
Segment operating income                              3,932         16,651          7,775         (6,912)         21,446

Identifiable assets                              $  223,655     $  434,173     $  210,303     $   96,882      $  965,013

     Reconciliation of the total segment operating income before integration expense to consolidated earnings before income taxes follows:

                                                              Three Months Ended March 31,
                                                                  2001          2000
                                                                --------      --------
Total segment operating income (before integration expense)     $ 44,552      $ 28,358
Corporate expenses and other                                       7,083         6,912
Integration expense                                               19,139            --
Net interest expense                                              31,810         6,206
Other income                                                        (135)       (2,900)
                                                                --------      --------
Net (loss) earnings before income taxes                         $(13,345)     $ 18,140
                                                                ========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2001

     In general, results for the first quarter of 2001 were higher than the corresponding period in the previous year due to the Company's acquisition of Ingersoll-Dresser Pump Company (IDP), on August 8, 2000. This acquisition is discussed in further detail in the Liquidity and Capital Resources section of this Management Discussion and Analysis.

     Sales increased 55.6% to $444.0 million for the three months ended March 31, 2001, compared with $285.3 million for the same period in 2000. Pro forma sales in the first quarter of 2000, including the results of IDP, were $460.2 million. Sales for the quarter compared to last year on a pro forma basis were adversely affected by an unfavorable currency translation of approximately 2%, temporary inefficiencies resulting from the integration of IDP, and the divestiture of product lines in 2000 to comply with the Department of Justice consent decree to acquire IDP. The change in sales is discussed further in the following section on Business Segments. Net sales to international customers, including export sales from the U.S., were consistent with the first quarter of 2000 at 45%.

     Bookings, or incoming orders for which there are purchase commitments, were $496.3 million, 59.7% higher than the first quarter of 2000 when bookings were $310.7 million. Pro forma bookings in the first quarter of 2000 were $539.8 million. The decline in bookings on a pro forma basis was primarily due to a large project recorded by IDP in the prior year. Bookings were also adversely affected by an unfavorable currency translation of approximately 3%.

BUSINESS SEGMENTS

     Flowserve manages its operations through three business segments: Flowserve Pump Division (FPD), for engineered and industrial pumps; Flow Solutions Division (FSD) for precision mechanical seals and flow management services; and Flow Control Division (FCD) for automated and manual quarter-turn valves, control valves, nuclear valves and valve actuators.

     Sales and operating income before integration expense for each of the three business segments are:

                            FLOWSERVE PUMP DIVISION
                            -----------------------
                              Three Months Ended
                                   March 31,
(In millions of dollars)        2001       2000
------------------------      --------   -------
Sales                         $  224.7   $  73.4
Operating income                  18.1       3.9

     The sales increase in 2001 was due to the acquisition of IDP. On a pro forma basis, revenues were $233.4 million in the first quarter of 2000. The sales decrease on a pro forma basis resulted from temporary inefficiencies associated with the integration of IDP and unfavorable currency translation which reduced sales by about 3% quarter-over-quarter.

     Operating income before integration expense, increased 364% from prior period of $3.9 million and 484% from pro forma results of $3.1 million. Operating income as a percentage of sales increased to approximately 8.1% in 2001 from about 5.3% in the prior-year period and 1.3% in 2000 on a pro forma basis. The increase primarily resulted from the synergy savings realized from the IDP integration activities.

                            FLOW SOLUTIONS DIVISION
                            -----------------------
                              Three Months Ended
                                   March 31,
                              ------------------
(In millions of dollars)        2001       2000
------------------------      --------   -------
Sales                         $ 156.9    $ 148.9
Operating income                 18.1       16.7

     Sales were higher than the prior-year period primarily due to the inclusion of a portion of IDP's service repair business in 2001. Pro forma sales were $163.8 million in the first quarter of 2000. The decrease from pro forma sales was due to temporary integration dissynergies and an unfavorable currency translation which reduced sales by about 2%.

     Operating income before integration expense, as a percentage of sales, increased to 11.5% from 11.2% in 2000 on an as reported basis and 11.3% on a pro forma basis. Current quarter results were adversely impacted by inefficiencies resulting from the integration of IDP's service business and period costs related to the previously announced restructure of the Company's seal business.


                             FLOW CONTROL DIVISION
                             ---------------------
                              Three Months Ended
                              ------------------
                                   March 31,
(In millions of dollars)        2001      2000
------------------------       ------    ------
Sales                          $ 69.4    $ 67.8
Operating income                  8.4       7.8

     Sales increased slightly over the prior year despite an unfavorable currency translation which reduced sales by about 2%.

     Operating income as a percentage of sales was 12.1% in the first quarter of 2001, compared with 11.5% in 2000. The improved operating margin in 2001 was primarily due to efficiency improvements.

CONSOLIDATED RESULTS

     The gross profit margin was 31.0% for the three months ended March 31, 2001, compared with 34.8% for the same period in 2000. The decrease was primarily due to the acquisition of IDP as IDP's margins historically are lower than the balance of the Company. The Company's margin increased 130 basis points when compared to the first quarter 2000 pro forma margin of 29.7% This improvement primarily resulted from manufacturing integration synergies and productivity improvements.

     Selling, general and administrative expense as a percentage of net sales was 22.5% for the quarter ended March 31, 2001, compared with 27.3% in the prior-year period and 24.9% in 2000 on a pro forma basis. The decrease from the prior year percentages was due to IDP integration savings and productivity improvements.

     Operating income before integration expense of $37.5 million increased 75% over reported and 66% over pro forma quarterly comparisons. The improvement reflects synergy benefits related to the acquisition and integration of IDP and productivity improvements.

     Net interest expense during the first quarter of 2001 was $31.8 million, compared with $6.2 million in the same period in 2000 due to the increased borrowing levels required to acquire IDP and the amortization of deferred financing fees related to the new debt.

     Other income was $0.1 million in the first quarter of 2001 compared with $2.9 million of income in the same period in 2000. The 2000 amounts resulted primarily from the quarterly mark-to-market adjustment required at the time under the provisions of EITF No. 97-14 "Accounting for Deferred Compensation Agreements Where Amounts Earned are Held in a Rabbi Trust and Invested". Due to an amendment the Company made in the deferred compensation plans during the fourth quarter of 2000, this adjustment is no longer applicable.

     The Company's effective tax rate for the first quarter of 2001 was 36.0% compared with 34.5% in the first quarter of 2000. The increase was due to the acquisition.

     Earnings before integration expense for the first quarter of 2001 were $3.7 million or $0.10 per share compared to a loss of $4.0 million or $0.11 per share in the first quarter of 2000 on a pro forma basis. Integration expense of $19.1 million in 2001 related to period costs associated with the integration of the IDP acquisition. Net earnings for the first quarter of 2001 were a loss of $8.5 million or $0.22 per share, compared to income of $11.9 million or $0.31 per share for the same period in 2000.

RESTRUCTURING

     In August 2000, in conjunction with the acquisition of IDP, the Company initiated a restructuring program designed to reduce costs and to eliminate excess capacity by consolidating facilities. The Company's actions, approved and committed to in the third quarter of 2000, are expected to result in the net reduction of approximately 1,200 positions and are expected to result in at least $75 million in annual synergy savings upon estimated completion before the end of 2001. The Company expects the cost of achieving these synergies will be no more than $150 million. The program includes the closure of IDP's former headquarters, the closure or significant downsizing of a number of pump manufacturing facilities, service and repair centers, and reduction of sales and sales support personnel. The Company currently estimates that the costs associated with the restructuring portion of the program will be approximately $68 million. The Company had originally estimated these costs to be approximately $61 million. The increase from the original estimate is primarily due to updated actuarial information for post-retirement and pension expense relating to a plant closure. This increase was offset by a non-cash reclassification from the restructuring accrual to post-retirement benefits and pension liabilities which resulted in a net reduction to the accrual of $8.8 million during the fourth quarter of 2000.

     Approximately $44 million of the total cost relates to the IDP operations acquired and $28 million has been capitalized in goodwill as part of the purchase price of IDP ($44 million of estimated costs less deferred tax effect of $16 million), while the remaining cost of $24 million relates to the Flowserve operations and was recorded as restructuring expense in 2000. The balance of the $150 million in costs is recorded as integration expense as incurred.

     During the first three months of 2001, the Company incurred $19.1 million in integration costs in conjunction with this program.

     As of March 31, 2001, the program had resulted in a net reduction of 1,139 employees. Expenditures charged to the 2000 restructuring reserve were:


                                                Other
                                                Exit
                                 Severance      Costs        Total
                                 --------      --------      --------
Balance at August 16, 2000       $ 45,980      $ 14,832      $ 60,812
Cash expenditures                 (18,645)       (2,434)      (21,079)
Net non-cash reduction             (8,849)           --        (8,849)
                                 --------      --------      --------

Balance at December 31, 2000     $ 18,486      $ 12,398      $ 30,884
CASH EXPENDITURES                  (5,729)       (4,029)       (9,758)
                                 --------      --------      --------
BALANCE AT MARCH 31, 2001        $ 12,757      $  8,369      $ 21,126
                                 --------      --------      --------

     In the fourth quarter of 1999, the Company initiated a restructuring program that included a one-time charge of $15.9 million recorded as restructuring expense. The restructuring charge related to the planned closure of 10 facilities and a reduction in workforce at those other locations.

     The 1999 restructuring program is expected to result in a net reduction of approximately 275 employees at a cost of $12.9 million upon estimated completion during the second quarter of 2001. In addition, exit costs associated with the facilities closings were $3.0 million. As of March 31, 2001, the program has resulted in a net reduction of 268 employees.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operating activities for the first three months of 2001 were significantly below the same period in 2000. The decrease in cash flows in 2001 was primarily due to the payment of accrued interest and payments relating to the IDP restructuring and integration programs.

     Capital expenditures, net of disposals, were $3.5 million during the first three months of 2001, compared with $4.4 million in the first three months of 2000. Capital expenditures were funded primarily by operating cash flows.

ACQUISITION

     In August 2000, the Company completed the acquisition of Ingersoll-Dresser Pump Company (IDP), a leading manufacturer of pumps with a diverse mix of pump products and customers with operations in 30 countries, for $775 million in cash. As part of the purchase, the Company acquired $25 million in cash. The seller also agreed to provide for severance for certain employees and costs related to the accelerated closure of several U.S. facilities which we estimated at $52 million. The transaction, which was accounted for as a purchase, was financed with a combination of senior secured financing and senior subordinated notes. Upon closing of the transaction, the existing Company debt was also refinanced.

FINANCING

     During the third quarter of 2000, in connection with the acquisition of IDP, the Company entered into a Credit Agreement for senior secured credit facilities which included a $275 million term loan due June 2006, a $475 million term loan due June 2008, and a $300 million revolving credit facility with a final maturity of June 2006. The term loans bear floating interest rates based on LIBOR plus a credit spread, or the Prime Rate plus a credit spread, at the option of the Company. At March 31, 2001, the interest rate(s) on the term loans were 8.00% and 7.6875% relating to the Tranche A loan and 8.75% and 8.4375% relating to the Tranche B loan. The term loans require scheduled principal payments beginning June 30, 2001. The senior secured credit facilities are secured by the domestic assets of the Company and a pledge of 65% of the stock of the foreign subsidiaries. As of March 31, 2001, $50.0 million of the revolving credit was drawn and $744.7 million of the term loans were outstanding.

     The scheduled principal payments of the term loans outstanding at March 31, 2001 are summarized as follows: $17.8 million in 2001, $44.5 million in 2002, $59.4 million in 2003, $63.3 million in 2004, $67.3 million in 2005, $105.9 million in 2006, $257.4 million in 2007 and $129.1 million in 2008. Beginning in 2002, the Company is required to use a percentage of excess cash from operations, as defined in the Credit Agreement, to reduce the outstanding principal of the term loans.

     The revolving credit facility allows the Company to issue up to $200 million in letters of credit. As of March 31, 2001, $31.9 million of letters of credit had been issued under the facility. This, coupled with the $50.0 million in borrowings under the facility, left the Company with $218.1 million remaining in unused borrowing capacity under the revolving credit facility.

     The Company also issued 10 year, senior subordinated notes on August 8, 2000 in a U.S. dollar tranche and a Euro tranche, that are non-callable for 5 years. Proceeds of $285.9 million from the dollar tranche, and EUR 98.6 million from the Euro tranche equivalent to $89.2 million, were also used in completing the IDP acquisition. The notes, issued at a fixed rate of 12.25%, were originally priced at a discount to yield 12.50%, and have no scheduled principal payment prior to maturity in August 2010. At August 2005, the notes become callable at a redemption price of 106.125%. At August of each subsequent year, the notes are callable at

104.083%, 102.042% and 100.000% for 2006, 2007 and 2008 and thereafter, respectively. Interest on the notes is payable semi-annually, with the first payment occurring in February 2001.

     The provisions of the Credit Agreement require the Company to meet or exceed specified financial covenants that are defined in the Credit Agreement. These covenants include a leverage ratio, an interest coverage ratio, and a fixed charge coverage ratio. Further, the provisions of the Credit Agreement and the senior subordinated notes require limitations or restrictions relating to new indebtedness, prepayment of subordinated debt, liens, sale and leaseback transactions, disposition of assets, payment of dividends or other distributions, and capital expenditures, among other things.

     The Company believes that internally generated funds, including synergies from the IDP acquisition, will be adequate to service the debt.

     At March 31, 2001, total net debt was 81.9% of the Company's capital structure, compared with 78.1% at December 31, 2000. The interest coverage ratio of the Company's indebtedness was 1.5 times interest at March 31, 2001, compared with 2.0 times interest at December 31, 2000.

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

     This Report on Form 10-Q and other written reports and oral statements made from time to time by the Company contain various forward-looking statements and include assumptions about Flowserve's future market conditions, operations and results. These statements are based on current expectations and are subject to significant risks and uncertainties. They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Among the many factors that could cause actual results to differ materially from the forward-looking statements are: further changes in the already competitive environment for the Company's products or competitors' responses to Flowserve's strategies; the Company's ability to integrate past and future acquisitions into its management and operations; political risks or trade embargoes affecting important country markets; the health of the petroleum, chemical and power industries; economic turmoil in areas outside the United States; continued economic growth within the United States; unanticipated difficulties or costs associated with the implementation of systems, including software; and the recognition of significant expenses associated with adjustments to realign the combined Company's facilities and other capabilities with its strategic and business conditions, including, without limitation, expenses incurred in restructuring the Company's operations to incorporate IDP facilities, the Company's ability to meet the financial covenants and other requirements of its financing agreements. The Company undertakes no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

     The Company has market risk exposure arising from changes in interest rates and foreign currency exchange rate movements.

     The Company's earnings are affected by changes in short-term interest rates as a result of borrowings under its senior secured credit facilities which bear interest based on floating rates. At March 31, 2001, given the effect of interest rate swaps held by the Company, the Company had approximately $594.7 million of variable-rate debt obligations outstanding with a weighted average interest rate of 8.452%. A hypothetical increase of 100-basis points in the interest rate for these borrowings, assuming debt levels at March 31, 2001, would change interest expense by approximately $1.5 million for the three months ended March 31, 2001.

     The Company employs a foreign currency hedging strategy to minimize potential losses in earnings or cash flows from unfavorable foreign currency exchange rate movements. Foreign currency exposures arise from transactions, including firm commitments and anticipated transactions, denominated in a currency other than an entity's functional currency and from foreign-denominated revenues and profits translated back into U.S. dollars. Based on the sensitivity analysis at March 31, 2001, a 10% adverse change in the foreign currency exchange rates would impact the Company's results of operation by $0.3 million. The primary currencies to which the Company has exposure are the Euro currencies, the British pound, the Brazilian real, the Canadian dollar, the Mexican peso, the Japanese yen, the Singapore dollar, and the Australian dollar.

     The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and corresponding amendments on January 1, 2001. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative-effect adjustment in other comprehensive income as of January 1, 2001 of $1.3 million representing the current fair-value of hedging instruments. Of this amount, $3.4 million related to foreign currency forward contracts offset by $2.1 million related to interest rate swap agreements.

     The Company reclassified the transition adjustment relating to foreign currency forward contracts to earnings during the first quarter of 2001. At March 31, 2001, the fair-value of the hedging instruments is a liability of $7.5 million and included in other comprehensive income. The Company expects that within the next twelve months it will reclassify as expense $3.6 million of this amount recorded in accumulated other comprehensive income.

     The Company is party to forward contracts for purposes of hedging certain transactions denominated in foreign currencies. The Company has a risk-management and derivatives policy statement outlining the conditions in which the Company can enter into hedging or forward transactions. The maximum length of the contracts currently in place as of March 31, 2001 is approximately 2 years.

     The Company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments, but it expects all counterparties to meet their obligations given their high credit ratings.

     The Company, as part of its risk management program, is party to interest rate swap agreements for the purpose of hedging its exposure to floating interest rates on certain portions of its debt. As of March 31, 2001, the Company had $150 million of notional amount in outstanding interest rate swaps with third parties. The maximum length of the interest rate swaps currently in place as of March 31, 2001 is approximately 6 years.

     All derivatives are recognized on the balance sheet at their fair-value. On the date that the Company enters into a derivative contract, it designates the derivative as (1) a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow" hedge); or (2) a foreign-currency fair-value or cash flow hedge (a "foreign currency" hedge). Changes in the fair-value of a derivative that is highly effective as -- and that is designated and qualifies as -- a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair-value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. Changes in the fair-value of a derivative that is highly effective as - and that is designated and qualifies as -- a foreign-currency hedge is recorded in other comprehensive income, since it satisfies the criteria for a cash-flow hedge. As of March 31, 2001, all hedges outstanding were highly effective.

     The Company formally documents all relationships between hedging instruments and hedge items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value, cash flow, or foreign-currency hedges to (1) specific assets and liabilities on the balance sheet or (2) specific firm commitments or forecasted transactions. The Company also formally assesses (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company discontinues hedge accounting prospectively, as discussed below.

     The Company discontinues hedge accounting prospectively when (1) it determines that the derivative is no longer effective in offsetting changes in the fair-value or cash flows of a hedge item (including hedged items such as firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate.

     When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remaining in accumulated other comprehensive income is reclassified into earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair-value on the balance sheet, recognizing changes in the fair-value in current-period earnings.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     None.

(b)  Reports on Form 8-K

     None.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      FLOWSERVE CORPORATION
                                      (Registrant)


                                      /s/ Renee J. Hornbaker
                                      -------------------------------
                                      Renee J. Hornbaker
                                      Vice President and Chief Financial Officer



Date: May 9, 2001
      -----------