Form 10-Q
period 2001-06-30
FLOWSERVE CORP
filed 2001-08-14
CIK 30625

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------


      For Quarter Ended June 30, 2001        Commission File Number 1-13179


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

                            YES  X         NO
                                ---          ---

SHARES OF COMMON STOCK, $1.25 PAR VALUE,
OUTSTANDING AS OF JULY 25, 2001                                       37,813,033

                              FLOWSERVE CORPORATION
                                      INDEX


                                                                               Page
                                                                                No.
                                                                               ----
PART I.       FINANCIAL INFORMATION

       ITEM 1.    FINANCIAL STATEMENTS

                  Consolidated Statements of Income -
                  Three Months Ended June 30, 2001 and 2000  (unaudited)         3

                  Consolidated Statements of Comprehensive Income -
                  Three Months Ended June 30, 2001 and 2000 (unaudited)          3

                  Consolidated Statements of Income -
                  Six Months Ended June 30, 2001 and 2000 (unaudited)            4

                  Consolidated Statements of Comprehensive Income -
                  Six Months Ended June 30, 2001 and 2000 (unaudited)            4

                  Consolidated Balance Sheets -
                  June 30, 2001 (unaudited) and December 31, 2000                5

                  Consolidated Statements of Cash Flows -
                  Six Months Ended June 30, 2001 and 2000  (unaudited)           6

                  Notes to Consolidated Financial Statements                     7

       ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS                          22

       ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS       31


PART II.      OTHER INFORMATION

       ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                     33

       ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           33

       ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                              33


SIGNATURE                                                                       34

PART I.    FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              FLOWSERVE CORPORATION
                                   (UNAUDITED)

CONSOLIDATED STATEMENTS OF INCOME


(Amounts in thousands, except per share data)                                Three Months Ended June 30,
                                                                             ---------------------------
                                                                                2001             2000
                                                                             ---------        ---------
Sales                                                                        $464,579        $299,153
Cost of sales                                                                 308,901         195,990
                                                                             --------        --------
Gross profit                                                                  155,678         103,163
Selling, general and administrative expense                                   103,572          76,788
Integration expense                                                            16,944              --
                                                                             --------        --------
Operating income                                                               35,162          26,375
Net interest expense                                                           31,361           6,682
Other (income) expense, net                                                      (265)            428
                                                                             --------        --------
Net earnings before income taxes                                                4,066          19,265
Provision for income taxes                                                      1,464           6,647
                                                                             --------        --------
Net earnings                                                                 $  2,602        $ 12,618
                                                                             ========        ========

Net earnings per share (basic and diluted)                                   $   0.07        $   0.33
                                                                            =========        ========

Average shares outstanding - basic                                             38,058          37,796
Average shares outstanding - diluted                                           38,796          37,809


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


(Amounts in thousands)                                                     Three Months Ended June 30,
                                                                           ---------------------------
                                                                                2001           2000
                                                                             --------        --------
Net earnings                                                                 $  2,602        $ 12,618
                                                                             --------        --------
Other comprehensive expense:
    Foreign currency translation adjustments                                   14,296           6,952
    Fair market adjustment of derivative instruments, net of tax
    benefit of $308 and other adjustments (See footnote 4)                        487              --
                                                                             --------        --------
Other comprehensive expense                                                    14,783           6,952
                                                                             --------        --------
Comprehensive (loss) income                                                  $(12,181)       $  5,666
                                                                             ========        ========

See accompanying notes to consolidated financial statements.

                              FLOWSERVE CORPORATION
                                   (UNAUDITED)

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)                            Six Months Ended June 30,
                                                                         -------------------------
                                                                           2001             2000
                                                                         --------         --------
Sales                                                                    $908,614         $584,462
Cost of sales                                                             615,362          382,070
                                                                         --------         --------
Gross profit                                                              293,252          202,392
Selling, general and administrative expense                               203,676          154,573
Integration expense                                                        36,083               --
                                                                         --------         --------
Operating income                                                           53,493           47,819
Net interest expense                                                       63,172           12,888
Other income, net                                                            (400)          (2,473)
                                                                         --------         --------
Net (loss) earnings before income taxes                                    (9,279)          37,404
(Benefit) provision for income taxes                                       (3,341)          12,905
                                                                         --------         --------
Net (loss) earnings                                                      $ (5,938)        $ 24,499
                                                                         ========         ========
Net (loss) earnings per share (basic and diluted)                        $  (0.16)        $   0.65
                                                                         ========         ========

Average shares outstanding - basic                                         37,912           37,801
Average shares outstanding - diluted                                       38,468           37,810


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


(Amounts in thousands)                                                    Six Months Ended June 30,
                                                                          ------------------------
                                                                            2001            2000
                                                                          --------        --------
Net (loss) earnings                                                       $ (5,938)       $ 24,499
                                                                          --------        --------
Other comprehensive (income) expense:
    Foreign currency translation adjustments                                53,440          16,202
    Cumulative effect of change in accounting principle, net of tax
    of $472 (Adoption of SFAS 133 - See footnote 4)                           (840)             --
    Fair market adjustment of derivative instruments, net of tax
    benefit of $2,401 and other adjustments (See footnote 4)                 4,207              --
                                                                          --------        --------
Other comprehensive expense                                                 56,807          16,202
                                                                          --------        --------
Comprehensive (loss) income                                               $(62,745)       $  8,297
                                                                          ========        ========


See accompanying notes to consolidated financial statements.

                              FLOWSERVE CORPORATION

CONSOLIDATED BALANCE SHEETS

                                                                June 30,         December 31,
(Amounts in thousands, except per share data)                     2001               2000
                                                              -----------        -----------
                                                              (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                 $    17,150        $    42,341
    Accounts receivable, net                                      454,826            487,274
    Inventories                                                   341,593            305,958
    Current deferred tax asset                                     42,551             39,726
    Prepaid expenses                                               25,579             22,753
                                                              -----------        -----------
       Total current assets                                       881,699            898,052
Property, plant and equipment, net                                380,923            405,412
Goodwill, net                                                     515,394            514,441
Other intangible assets, net                                      128,389            131,330
Other assets                                                      161,881            160,908
                                                              -----------        -----------
Total assets                                                  $ 2,068,286        $ 2,110,143
                                                              ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                          $   175,324        $   172,366
    Accrued liabilities                                           209,518            243,553
    Long-term debt due within one year                             28,668             18,098
                                                              -----------        -----------
       Total current liabilities                                  413,510            434,017
Long-term debt due after one year                               1,151,366          1,111,108
Post-retirement benefits and deferred items                       253,680            260,107
Commitments and contingencies
Shareholders' equity:
   Serial preferred stock, $1.00 par value
     Shares authorized - 1,000                                         --                 --
     Shares issued and outstanding - None
   Common stock, $1.25 par value
     Shares authorized - 120,000
     Shares issued and outstanding - 41,484                        51,856             51,856
   Capital in excess of par value                                  65,585             65,785
   Retained earnings                                              351,557            357,495
                                                              -----------        -----------
                                                                  468,998            475,136
Treasury stock at cost - 3,725 and 4,048 shares                   (85,209)           (92,545)
Deferred compensation obligation                                    6,972              6,544
Accumulated other comprehensive loss                             (141,031)           (84,224)
                                                              -----------        -----------
         Total shareholders' equity                               249,730            304,911
                                                              -----------        -----------
Total liabilities and shareholders' equity                    $ 2,068,286        $ 2,110,143
                                                              ===========        ===========

See accompanying notes to consolidated financial statements.

                              FLOWSERVE CORPORATION
                                   (Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)                                                            Six Months Ended June 30,
                                                                                  --------------------------
                                                                                    2001              2000
                                                                                  ---------        ---------
CASH FLOWS - OPERATING ACTIVITIES:
  Net (loss) earnings                                                             $  (5,938)       $  24,499
  Adjustments to reconcile net (loss) earnings to net cash used by operating activities:
       Depreciation                                                                  25,154           16,474
       Amortization                                                                  12,187            3,902
       Net gain on the sale of fixed assets                                            (322)            (148)
       Change in assets and liabilities, net of effects of acquisitions and dispositions:
          Accounts receivable                                                        17,000           (7,773)
          Inventories                                                               (54,942)         (19,651)
          Prepaid expenses                                                           (3,915)           9,191
          Other assets                                                               (3,669)          (6,935)
          Accounts payable                                                             (317)          (6,537)
          Accrued liabilities                                                       (49,907)         (30,946)
          Income taxes                                                                 (679)           5,071
          Post-retirement benefits and deferred items                                (5,110)           6,773
          Net deferred taxes                                                         (2,548)            (474)
                                                                                  ---------        ---------
Net cash flows used by operating activities                                         (73,006)          (6,554)
                                                                                  ---------        ---------
CASH FLOWS - INVESTING ACTIVITIES:
  Capital expenditures                                                              (22,417)         (12,502)
  Disposal of assets                                                                  7,361               68
  Payment for acquisitions, net of cash acquired and dispositions                        --          (21,703)
                                                                                  ---------        ---------
Net cash flows used by investing activities                                         (15,056)         (34,137)
                                                                                  ---------        ---------
CASH FLOWS - FINANCING ACTIVITIES:
  Net repayments of short-term debt                                                      --           (3,079)
  Payments of long-term debt                                                        (11,781)         (96,405)
  Proceeds from long-term debt                                                       71,000          125,134
  Proceeds from other                                                                 7,650              239
                                                                                  ---------        ---------
Net cash flows provided by financing activities                                      66,869           25,889
Effect of exchange rate changes                                                      (3,998)          (1,166)
                                                                                  ---------        ---------
Net change in cash and cash equivalents                                             (25,191)         (15,968)
Cash and cash equivalents at beginning of year                                    $  42,341        $  30,463
                                                                                  ---------        ---------
Cash and cash equivalents at end of period                                        $  17,150        $  14,495
                                                                                  =========        =========


See accompanying notes to consolidated financial statements.

                              FLOWSERVE CORPORATION
                                   (UNAUDITED)




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)


1.  ACCOUNTING  POLICIES  -  BASIS  OF PRESENTATION

    The accompanying consolidated balance sheet as of June 30, 2001, and the related consolidated statements of income and comprehensive income for the three months and six months ended June 30, 2001 and 2000, and the consolidated statements of cash flows for the six months ended June 30, 2001 and 2000, are unaudited. In management's opinion, all adjustments comprising normal recurring adjustments necessary for a fair presentation of such consolidated financial statements have been made. The accompanying consolidated financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X and do not contain certain information included in the Company's annual financial statements and notes to the financial statements. Accordingly, the accompanying consolidated financial information should be read in conjunction with the Company's 2000 Annual Report. Interim results are not necessarily indicative of results to be expected for a full year. Certain amounts in 2000 have been reclassified or restated to conform with the 2001 presentation.

2.  INVENTORIES

    Inventories are stated at lower of cost or market. Cost is determined for certain inventories by the last-in, first-out (LIFO) method and for other inventories by the first-in, first-out (FIFO) method.

    Inventories and the method of determining costs were:



                                      June 30,        December 31,
                                       2001               2000
                                     ---------        ------------
Raw materials                        $  53,736         $  51,981
Work in process
  and finished goods                   360,633           330,060
Less:  Progress
    billings                           (34,700)          (38,605)
                                     ---------         ---------
                                       379,669           343,436
LIFO reserve                           (38,076)          (37,478)
                                     ---------         ---------
Net inventory                        $ 341,593         $ 305,958
                                     =========         =========

Percent of inventory
  accounted for by
  LIFO                                      69%               67%
Percent of inventory
  accounted for by
  FIFO                                      31%               33%

3.  RECENT ACCOUNTING DEVELOPMENTS

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. Additionally, SFAS No. 141 establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and is effective for the Company on January 1, 2002. The most significant changes made by SFAS No. 142 require that goodwill and indefinite lived intangible assets no longer be amortized and be tested for impairment at least on an annual basis. Additionally, the amortization period of intangible assets with finite lives will no longer be limited to forty years.

    The Company is currently assessing the impact of SFAS 141 and 142 and has not yet determined the effects these statements will have on its consolidated financial position or results of operations.

4. ADOPTION OF SFAS NO. 133 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and the corresponding amendments on January 1, 2001. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative-effect adjustment in other comprehensive income as of January 1, 2001 of $0.8 million, net of deferred tax of $0.5 million representing the current fair-value of hedging instruments. Of the gross asset amount of $1.3 million, $3.4 million related to foreign currency forward contracts, offset by a liability of $2.1 million related to interest rate swap agreements.

    The Company reclassified the transition adjustment relating to foreign currency forward contracts to earnings during the first quarter of 2001 as those contracts settled. At June 30, 2001, the fair-value of the hedging instruments is a liability of $6.3 million.

    Hedging related transactions recorded to other comprehensive income during 2001 were:


                                                                       Other
                                                                   Comprehensive
                                                                   (Income) Loss
                                                                   -------------

Record fair market value of hedges, as of
 January 1, 2001, net of deferred taxes of
 $472                                                                   $  (840)

Reclassify to earnings amount necessary to
 offset foreign currency gains for six
 months ended June 30, 2001, net of deferred
 taxes of $400                                                             (603)

Record change in fair market value of
 swap agreements as of June 30,
 2001, net of deferred taxes of $545                                        928

Record change in fair market value of
 foreign currency forward contracts
 as of June 30, 2001, net of deferred
 taxes of $2,254                                                          3,882
                                                                        -------
Balance as of June 30, 2001                                             $ 3,367
                                                                        =======

    The Company expects that within the next twelve months it will reclassify as expense $1.5 million, net of deferred tax of the amount recorded in accumulated other comprehensive income for contracts that will settle during the period.

    The Company is party to forward contracts for purposes of hedging certain transactions denominated in foreign currencies. The Company has a risk-management and derivatives policy statement outlining the conditions in which the Company can enter into hedging or forward transactions. As of June 30, 2001, the Company has approximately $75 million of notional amount in outstanding contracts with third parties. The maximum length of the contracts currently in place as of June 30, 2001 is about 19 months.

    The Company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments, but it expects all counterparties to meet their obligations given their high credit ratings.

    The Company, as part of its risk management program, is party to interest rate swap agreements for the purpose of hedging its exposure to floating interest rates on certain portions of its debt. As of June 30, 2001, the Company had $150 million of notional amount in outstanding interest rate swaps with third parties. The maximum length of the interest rate swaps currently in place as of June 30, 2001 is approximately 5 1/2 years.

    All derivatives are recognized on the balance sheet at their fair-value. On the date that the Company enters into a derivative contract, it designates the derivative as (1) a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow" hedge); or (2) a foreign-currency fair-value or cash flow hedge (a "foreign currency" hedge). Changes in the fair-value of a derivative that is highly effective as - and that is designated and qualifies as
- a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction. Any hedge ineffectiveness (which represents the amount by which the changes in the fair-value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. Changes in the fair-value of a derivative that is highly effective as - and that is designated and qualifies as - a foreign-currency hedge is recorded in other comprehensive income, since it satisfies the criteria for a cash-flow hedge. As of June 30, 2001, all hedges outstanding were highly effective.

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

5.  ACQUISITION

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

    The purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair market value at the date of the acquisition. These allocations include $137.6 million for intangibles and $385.0 million recorded as goodwill. The purchase price allocation for this acquisition is preliminary and further refinements are likely to be made based on the final determination of the fair-value of the assets acquired and the resolution of remaining contingencies.

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


                                    PRO FORMA
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)

                                     Six Months Ended
                                      June 30, 2000
                                     ----------------
Net sales                               $ 947,871
Operating income                           53,041
Net loss                                   (4,745)

Net loss per share (basic and
diluted)                                $   (0.13)

    The pro forma information does not purport to represent what the Company's results of operations actually would have been had such transactions or events occurred on the dates specified, or to project the Company's results of operations for any future period.

6.  RESTRUCTURING AND ACQUISITION RELATED CHARGES

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

    During the first six months of 2001, the Company incurred $36.1 million in integration costs in conjunction with this program.

    As of June 30, 2001, the program had resulted in a net reduction of 1,139 employees.

    Expenditures charged to the 2000 restructuring reserve were:


                                                                Other
                                                                 Exit
                                              Severance         Costs           Total
                                              ---------        --------        --------
Balance at August 16, 2000                     $ 45,980        $ 14,832        $ 60,812
Cash expenditures                               (18,645)         (2,434)        (21,079)
Net non-cash reduction                           (8,849)             --          (8,849)
                                               --------        --------        --------
Balance at December 31, 2000                   $ 18,486        $ 12,398        $ 30,884
Cash expenditures                                (5,729)         (4,029)         (9,758)
                                               --------        --------        --------
Balance at March 31, 2001                      $ 12,757        $  8,369        $ 21,126
Cash expenditures                                (3,277)         (2,505)         (5,782)
                                               --------        --------        --------
Balance at June 30, 2001                       $  9,480        $  5,864        $ 15,344
                                               ========        ========        ========

    In the fourth quarter of 1999, the Company initiated a restructuring program that included a one-time charge of $15.9 million recorded as restructuring expense. The restructuring charge related to the planned closure of 10 facilities and a reduction in workforce at those and other locations.

    The 1999 restructuring program is expected to result in a net reduction of approximately 288 employees at a cost of $12.9 million upon estimated completion during the third quarter of 2001. In addition, exit costs associated with the facilities closings were $3.0 million. As of June 30, 2001, the program has resulted in a net reduction of 261 employees.

    Expenditures charged to the 1999 restructuring reserve were:

                                                                Other
                                                                 Exit
                                               Severance        Costs           Total
                                               ---------       --------        --------
Balance at December 24, 1999                   $  12,900       $  2,960        $ 15,860
Cash expenditures                                   (102)            --            (102)
                                               ---------       --------        --------
Balance at December 31, 1999                   $  12,798       $  2,960        $ 15,758
Cash expenditures                                 (6,766)        (1,932)         (8,698)
Non-cash reduction                                (4,364)        (1,028)         (5,392)
                                               ---------       --------        --------
Balance at December 31, 2000                   $   1,668       $     --        $  1,668
Cash expenditures                                   (495)            --            (495)
                                               ---------       --------        --------
Balance at March 31, 2001                      $   1,173       $     --        $  1,173
Cash expenditures                                   (682)            --            (682)
                                               ---------       --------        --------
Balance at June 30, 2001                       $     491       $     --        $    491
                                               =========       ========        ========


7.  ASSETS HELD FOR SALE

    The Company is in the process of selling certain facilities, machinery and equipment and other fixed assets as part of its plan to eliminate excess capacity by consolidating facilities. The Company is in the process of negotiating the sale of these facilities and fixed assets and expects the sale of such items to be completed by the end of 2002. The remaining assets not yet sold, totaling $1.3 million, have been identified separately within property, plant and equipment as Assets Held for Sale and have been recorded at their estimated net realizable value.

8.  EARNINGS PER SHARE

    Basic and diluted earnings per share were calculated as follows:

                                                       Three Months    Three Months
                                                          Ended           Ended
                                                       June 30, 2001   June 30, 2000
                                                       -------------   -------------
Net earnings                                             $  2,602        $ 12,618
                                                         --------        --------
Denominator for basic
  earnings per share -
  weighted average
  shares                                                   38,058          37,796

Effect of diluted
  securities -
  employee stock
  options                                                     738              13
                                                         --------        --------
Denominator for
  diluted earnings per
  share - weighted
  average shares
  adjusted for
  dilutive securities                                      38,796          37,809
                                                         --------        --------
Earnings per share -
  basic                                                  $   0.07        $   0.33

Earnings per share -
  diluted                                                $   0.07        $   0.33
                                                         ========        ========



                                                        Six Months      Six Months
                                                           Ended          Ended
                                                      June 30, 2001  June 30, 2000
                                                      -------------  -------------
Net (loss) earnings                                      $ (5,938)       $ 24,499
                                                         --------        --------
Denominator for basic
  earnings per share -
  weighted average
  shares                                                   37,912          37,801

Effect of diluted
  securities -
  employee stock
  options                                                     557               9
                                                         --------        --------
Denominator for
  diluted earnings per
  share - weighted
  average shares
  adjusted for
  dilutive securities                                      38,468          37,810
                                                         --------        --------
(Loss) earnings per
  share - basic                                          $  (0.16)       $   0.65

(Loss) earnings per
  share - diluted                                        $  (0.16)       $   0.65
                                                         ========        ========


    Options to purchase 435,849 and 3,225,684 shares of common stock were outstanding at June 30, 2001 and June 30, 2000, respectively, but were not included in the computation of diluted EPS for the three month periods ended June 30, 2001 and June 30, 2000 because the options' exercise price was greater than the average market price of the common stock.

    For the six months ended June 30, 2001, the computation of diluted net loss per ordinary share was antidilutive, and therefore, the amounts reported for basic and diluted net loss per ordinary share were the same.

    Options to purchase 3,381,517 shares of common stock were outstanding at June 30, 2000 but were not included in the computation of diluted EPS for the six month period ended June 30, 2000 because the options' exercise price was greater than the average market price of the common stock.

9.  GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS

    In connection with the IDP acquisition and as part of the related financing, the Company and newly formed Dutch subsidiary, Flowserve Finance B.V., issued an aggregate of $375 million of U.S. dollar-denominated senior subordinated notes (the U.S. dollar Notes and the Euro Notes), in private placements pursuant to Rule 144A and Regulation S. The U.S. dollar Notes and the Euro Notes are general unsecured obligations of the Company and Flowserve Finance B.V., respectively, subordinated in right of payment to all existing and future senior indebtedness of the Company and Flowserve Finance B.V., respectively, and guaranteed on a full, unconditional, joint and several basis by the Company's wholly owned domestic subsidiaries and, in the case of the Euro Notes, by the Company.

The following consolidating financial information presents:

(1) Consolidating balance sheet as of June 30, 2001 and the related statements of income and cash flows for the six months ended June 30, 2001 of (a) Flowserve Corporation, the parent, (b) Flowserve Finance B.V., (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries, and the Company on a consolidated basis, and

(2) Consolidating balance sheet as of December 31, 2000 and the related statements of income and cash flows for the six months ended June 30, 2000, of (a) Flowserve Corporation, the parent, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries, and the Company on a consolidated basis, and

(3) Elimination entries necessary to consolidate Flowserve Corporation, the parent, with Flowserve Finance, B.V., guarantor and non-guarantor subsidiaries.

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

                              FLOWSERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                        CONSOLIDATING STATEMENT OF INCOME
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001


                                                    FLOWSERVE        GUARANTOR      NONGUARANTOR                    CONSOLIDATED
                                    PARENT         FINANCE B.V.    SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS        TOTAL
                                   ---------       ------------    ------------     ------------    ------------    ------------
Sales                              $      --        $      --        $ 588,121        $ 376,581       $ (56,088)       $ 908,614

Cost of sales                             --               --          414,591          256,859         (56,088)         615,362
                                   ---------        ---------        ---------        ---------       ---------        ---------
Gross profit                              --               --          173,530          119,722              --          293,252

    Selling, general and
    administrative expense                --               --          141,539           62,137              --          203,676

    Integration expense                   --               --           28,968            7,115              --           36,083
                                   ---------        ---------        ---------        ---------       ---------        ---------
Operating income                          --               --            3,023           50,470              --           53,493

    Net interest expense              12,012              435           44,486            6,310             (71)          63,172

    Other (income) expense,
    net                                 (273)               3          (13,971)          13,770              71             (400)

    Equity in loss of
    subsidiaries                           5               --               --               --              (5)              --
                                   ---------        ---------        ---------        ---------       ---------        ---------
Net (loss) earnings  before
income taxes                         (11,744)            (438)         (27,492)          30,390               5           (9,279)

(Benefit) provision for
income taxes                          (5,806)              --          (12,786)          15,251              --           (3,341)
                                   ---------        ---------        ---------        ---------       ---------        ---------
Net (loss) earnings                $  (5,938)       $    (438)       $ (14,706)       $  15,139       $       5        $  (5,938)
                                   =========        =========        =========        =========       =========        =========

                              FLOWSERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                        CONSOLIDATING STATEMENT OF INCOME
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000


                                                  GUARANTOR       NONGUARANTOR                     CONSOLIDATED
                                   PARENT        SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS        TOTAL
                                  ---------      ------------     ------------    ------------     ------------
Sales                             $  83,031        $ 336,255        $ 207,945       $ (42,769)       $ 584,462
Cost of sales                        53,698          234,367          136,774         (42,769)         382,070
                                  ---------        ---------        ---------       ---------        ---------
Gross profit                         29,333          101,888           71,171              --          202,392
    Selling, general and
    administrative expense           27,017           81,908           45,648              --          154,573
                                  ---------        ---------        ---------       ---------        ---------
Operating income                      2,316           19,980           25,523              --           47,819
    Net interest expense
    (income)                           (943)          12,411            1,326              94           12,888
    Other (income) expense,
    net                              (2,545)          (4,340)           4,506             (94)          (2,473)
    Equity in earnings of
    subsidiaries                    (20,181)              --               --          20,181               --
                                  ---------        ---------        ---------       ---------        ---------
Net earnings before income
taxes                                25,985           11,909           19,691         (20,181)          37,404
Provision for income taxes            1,486            4,716            6,703              --           12,905
                                  ---------        ---------        ---------       ---------        ---------
Net earnings                      $  24,499        $   7,193        $  12,988       $ (20,181)       $  24,499
                                  =========        =========        =========       =========        =========


                              FLOWSERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                           CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 2001


                                                  FLOWSERVE      GUARANTOR         NONGUARANTOR                   CONSOLIDATED
                                     PARENT      FINANCE B.V.   SUBSIDIARIES       SUBSIDIARIES   ELIMINATIONS       TOTAL
                                  -----------    ------------   ------------       ------------   ------------   ------------
Current assets:
    Cash and cash equivalents     $        --    $        --    $        --        $    30,252    $   (13,102)    $    17,150
    Intercompany receivables           54,559             --         53,528             79,230       (187,317)             --
    Accounts receivable, net               --             --        253,500            201,326             --         454,826
    Inventories                            --             --        220,265            121,328             --         341,593
    Current deferred tax
       asset                               --             --         39,914              2,637             --          42,551
    Prepaid expenses                       --             --         16,895              8,684             --          25,579
                                  -----------    -----------    -----------        -----------    -----------     -----------
          Total current assets         54,559             --        584,102            443,457       (200,419)        881,699
Property, plant and
equipment, net                            (14)            --        214,197            166,740             --         380,923
Investment in subsidiaries            415,708             --        500,822                 --       (916,530)             --
Intercompany receivables              861,982         81,313         12,375             30,399       (986,069)             --
Goodwill, net                              --             --        455,542             59,852             --         515,394
Other intangible assets, net               --             --        109,694             18,695             --         128,389
Other assets                           36,585          4,162        115,555              5,579             --         161,881
                                  -----------    -----------    -----------        -----------    -----------     -----------
          Total assets            $ 1,368,820    $    85,475    $ 1,992,287        $   724,722    $(2,103,018)    $ 2,068,286
                                  ===========    ===========    ===========        ===========    ===========     ===========

Current liabilities:
    Accounts payable              $     2,277    $        --    $   103,569        $    82,580    $   (13,102)    $   175,324
    Intercompany payables               3,529          2,059        139,767             41,962       (187,317)             --
    Income taxes                         (638)            --           (803)             1,441             --              --
    Accrued liabilities                17,856            229        107,993             83,440             --         209,518
    Long-term debt due within
    one year                           28,701             --            (33)                --             --          28,668
                                  -----------    -----------    -----------        -----------    -----------     -----------
          Total current
          liabilities                  51,725          2,288        350,493            209,423       (200,419)        413,510

Long-term debt due after one
year                                1,067,365         83,942              1                 58             --       1,151,366
Intercompany payables                      --             --        844,316            141,753       (986,069)             --
Post-retirement benefits and
deferred items                             --             --        198,224             55,456             --         253,680

Shareholders' equity:
Serial preferred stock, $1.00
par value                                  --             --             --                 --             --              --
Common shares, $1.25 par value         51,856             --              2            182,330       (182,332)         51,856
Capital in excess of par value         65,585             --        349,411             72,990       (422,401)         65,585
Retained earnings                     351,557           (780)       245,925            132,212       (377,357)        351,557
                                  -----------    -----------    -----------        -----------    -----------     -----------
                                      468,998           (780)       595,338            387,532       (982,090)        468,998
Treasury stock at cost                (85,209)            --             --                 --             --         (85,209)
Deferred compensation
obligation                                 --             --          6,972                 --             --           6,972
Accumulated other
comprehensive (loss) income          (134,059)            25         (3,057)           (69,500)        65,560        (141,031)
                                  -----------    -----------    -----------        -----------    -----------     -----------
    Total shareholders' equity        249,730           (755)       599,253            318,032       (916,530)        249,730
                                  -----------    -----------    -----------        -----------    -----------     -----------
    Total liabilities and
    shareholders' equity          $ 1,368,820    $    85,475    $ 1,992,287        $   724,722    $(2,103,018)    $ 2,068,286
                                  ===========    ===========    ===========        ===========    ===========     ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2000



                                                  FLOWSERVE
                                                   FINANCE        GUARANTOR       NONGUARANTOR                      CONSOLIDATED
                                    PARENT           B.V.        SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS           TOTAL
                                  -----------    -----------     ------------     ------------   ------------       -------------
Current assets:
 Cash and cash equivalents        $        --    $        --     $        --      $    50,239    $    (7,898)       $    42,341
 Intercompany receivables              23,530             --          33,252          104,836       (161,618)                --
 Accounts receivable, net              20,767             --         224,746          241,761             --            487,274
 Inventories                           10,432             --         181,258          114,268             --            305,958
 Current deferred tax asset                --             --          38,765              961             --             39,726
 Prepaid expenses                       6,261             --          12,216            4,276             --             22,753
                                  -----------    -----------     -----------      -----------    -----------        -----------
      Total current assets             60,990             --         490,237          516,341       (169,516)           898,052
Property, plant and
equipment, net                         34,332             --         189,978          181,102             --            405,412
Investment in subsidiaries            791,437             --         443,092               --     (1,234,529)                --
Intercompany receivables              501,286         90,112          10,849           21,598       (623,845)                --
Goodwill, net                           7,814             --         459,983           46,644             --            514,441
Other intangible assets, net               --             --         114,129           17,201             --            131,330
Other assets                           52,991          4,865          97,861            5,191             --            160,908
                                  -----------    -----------     -----------      -----------    -----------        -----------
              Total assets        $ 1,448,850    $    94,977     $ 1,806,129      $   788,077    $(2,027,890)       $ 2,110,143
                                  ===========    ===========     ===========      ===========    ===========        ===========
Current liabilities:
    Accounts payable              $     5,588    $         1     $    76,910      $    97,766    $    (7,899)       $   172,366

    Intercompany payables              33,973          2,279          20,704          104,658       (161,614)                --

    Income taxes                        4,679             --           2,928           (7,607)            --                 --
    Accrued liabilities                13,443            111         120,729          110,202           (932)           243,553
    Long-term debt due within
    one year                           18,000             --              90                8             --             18,098
                                  -----------    -----------     -----------      -----------    -----------        -----------
Total current liabilities              75,683          2,391         221,361          305,027       (170,445)           434,017

Long-term debt due after one
year                                1,018,063         92,958               2               85             --          1,111,108
Intercompany payables                     131             --         468,840          154,873       (623,844)                --
Post-retirement benefits and
deferred items                         50,062             --         166,187           42,926            932            260,107

Shareholders' equity:
Serial preferred stock, $1.00
par value                                  --             --              --               --             --                 --

Common shares, $1.25 par value         51,856             --               2          197,582       (197,584)            51,856
Capital in excess of par value         65,785             --         676,035           89,489       (765,524)            65,785
Retained earnings                     357,495           (343)        285,998          138,332       (423,987)           357,495
                                  -----------    -----------     -----------      -----------    -----------        -----------
                                      475,136           (343)        962,035          425,403     (1,387,095)           475,136
Treasury stock at cost                (92,545)            --            (613)           2,246         (1,633)           (92,545)
Deferred compensation
obligation                                 --             --           6,544               --             --              6,544
Accumulated other
comprehensive (loss) income           (77,680)           (29)        (18,227)        (142,483)       154,195            (84,224)
                                  -----------    -----------     -----------      -----------    -----------        -----------
     Total shareholders'
     equity                           304,911           (372)        949,739          285,166     (1,234,533)           304,911
                                  -----------    -----------     -----------      -----------    -----------        -----------
     Total liabilities and
     shareholders' equity         $ 1,448,850    $    94,977     $ 1,806,129      $   788,077    $(2,027,890)       $ 2,110,143
                                  ===========    ===========     ===========      ===========    ===========        ===========

                              FLOWSERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                                       FLOWSERVE
                                                        FINANCE         GUARANTOR      NONGUARANTOR                     CONSOLIDATED
                                           PARENT         B.V.         SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS      TOTAL
                                          --------     ---------      -------------    ------------     ------------    -----------
CASH FLOWS-OPERATING ACTIVITIES:
    Net (loss) earnings                   $ (5,938)       $(438)       $(14,706)       $  15,139        $      5        $ (5,938)
Adjustments to reconcile net
earnings to cash provided (used)
by operating activities:
    Depreciation                                14           --          15,046           10,094              --          25,154
    Amortization                                --           --          10,400            1,787              --          12,187
    Net (gain) loss on sale of
    fixed assets                                --           --            (101)            (221)             --            (322)
Change in operating assets and
liabilities:
    Accounts receivable                       (200)          --          (9,368)          26,568              --          17,000
    Inventories                             (5,759)          --         (21,844)         (27,339)             --         (54,942)
    Intercompany receivable and
    payable                                 34,216         (218)         64,468          (98,456)            (10)             --
    Prepaid expenses                           877           --            (813)          (3,979)             --          (3,915)
    Other assets                             6,042          240         (12,032)           2,081              --          (3,669)
    Accounts payable                         4,376           --          17,648          (18,100)         (4,241)           (317)
    Accrued liabilities                     10,936          135         (26,156)         (34,822)             --         (49,907)
    Income taxes                            (5,619)          --          (1,673)           6,613              --            (679)
    Post-retirement benefits and
    deferred items                         (16,982)          --          (2,503)          14,375              --          (5,110)
    Net deferred taxes                        (238)          --          (2,969)             659              --          (2,548)
                                          --------        -----        --------        ---------        --------        --------
    Net cash (used) provided by
    operating activities                    21,725         (281)         15,397         (105,601)         (4,246)        (73,006)
                                          --------        -----        --------        ---------        --------        --------
CASH FLOWS-INVESTING ACTIVITIES:
    Capital expenditures                      (266)          --         (12,355)          (9,796)             --         (22,417)
    Disposal of assets                          --           --           5,854            1,507              --           7,361
                                          --------        -----        --------        ---------        --------        --------
Net cash flows used by investing
activities                                    (266)          --          (6,501)          (8,289)             --         (15,056)
                                          --------        -----        --------        ---------        --------        --------
CASH FLOWS-FINANCING ACTIVITIES:
    Payments on long-term debt             (11,781)          --            (123)             123              --         (11,781)
    Proceeds from long-term debt            71,681           --              (2)            (679)             --          71,000
    Other activity                         (81,359)         281          (8,771)          98,457            (958)          7,650
                                          --------        -----        --------        ---------        --------        --------
Net cash flows provided (used) by
financing activities                       (21,459)         281          (8,896)          97,901            (958)         66,869
Effect of exchange rate changes                 --           --              --           (3,998)             --          (3,998)
                                          --------        -----        --------        ---------        --------        --------
Net change in cash and cash
equivalents                                     --           --              --          (19,987)         (5,204)        (25,191)
Cash and cash equivalents at
beginning of year                         $     --        $  --        $     --        $  50,239        $ (7,898)       $ 42,341
                                          --------        -----        --------        ---------        --------        --------
Cash and cash equivalents at end
of period                                 $     --        $  --        $     --        $  30,252        $(13,102)       $ 17,150
                                          ========        ======       ========        =========        ========        ========

                              FLOWSERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                                              GUARANTOR       NONGUARANTOR                    CONSOLIDATED
                                                PARENT       SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS         TOTAL
                                               --------      ------------     ------------   ------------     ------------
CASH FLOWS - OPERATING ACTIVITIES:
    Net earnings                               $ 24,499        $   7,193        $ 12,988        $(20,181)       $  24,499
Adjustments to reconcile net
earnings to cash provided (used) by
operating activities:
    Depreciation                                  3,193            8,669           4,612              --           16,474
    Amortization                                    220            2,536           1,146              --            3,902
    Net (gain)  loss on sale of
    fixed assets                                     --                4            (152)             --             (148)
Change in operating assets and
liabilities, net of effects of
acquisitions and dispositions:
    Accounts receivable                          (6,102)           2,656          (4,327)             --           (7,773)
    Inventories                                   3,891          (22,846)           (696)             --          (19,651)
    Intercompany receivable and
    payable                                       6,956          (30,011)         48,655         (25,600)              --
    Prepaid expenses                            (12,594)          22,974           3,839          (5,028)           9,191
    Other assets                                  5,309              133         (12,377)             --           (6,935)
    Accounts payable                             (7,650)           5,084           2,790          (6,761)          (6,537)
    Accrued liabilities                           1,595          (28,844)         (3,697)             --          (30,946)
    Income taxes                                 (3,573)           4,643           2,782           1,219            5,071
    Post-retirement benefits and
    deferred items                               12,705           (5,357)           (575)             --            6,773
    Net deferred taxes                               --             (973)            499              --             (474)
                                               --------        ---------        --------        --------        ---------
Net cash (used) provided by
operating activities                             28,449          (34,139)         55,487         (56,351)          (6,554)
                                               --------        ---------        --------        --------        ---------
CASH FLOWS - INVESTING ACTIVITIES:
    Capital expenditures                         (5,651)          (2,976)         (3,875)             --          (12,502)
    Disposal of assets                               --               68              --              --               68
    Payments for acquisitions, net
    of cash acquired and
    dispositions                                (21,703)              --              --              --          (21,703)
                                               --------        ---------        --------        --------        ---------
Net cash flows used in investing
activities                                      (27,354)          (2,908)         (3,875)             --          (34,137)
                                               --------        ---------        --------        --------        ---------
CASH FLOWS-FINANCING ACTIVITIES:
    Net repayments of short-term
    debt                                         (1,589)              86          (1,576)             --           (3,079)
    Payment on long-term debt                    (4,520)         (88,716)         (3,169)             --          (96,405)
    Proceeds from long-term debt                     --          123,009           2,125              --          125,134
    Other stock activity                            239            2,370          (2,370)             --              239
    Dividends Paid                                   --              286            (286)             --               --
    Other activity                              (13,063)         (11,905)        (20,813)         45,781               --
                                               --------        ---------        --------        --------        ---------
Net cash flows provided (used) by
financing activities                            (18,933)          25,130         (26,089)         45,781           25,889
Effect of exchange rate changes on
cash                                             17,838           11,028         (30,032)             --           (1,166)
                                               --------        ---------        --------        --------        ---------
Net change in cash and cash
equivalents                                          --             (889)         (4,509)        (10,570)         (15,968)
Cash and cash equivalents at
beginning of year                                    --              889          29,966            (392)          30,463
                                               --------        ---------        --------        --------        ---------
Cash and cash equivalents at end of
period                                         $     --        $      --        $ 25,457        $(10,962)       $  14,495
                                               ========        =========        ========        ========        =========

10. SEGMENT INFORMATION

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


                                                   Flowserve        Flow           Flow                       Consolidated
Three months ended June 30, 2001                     Pump        Solutions        Control       All Other         Total
                                                   ---------     ---------       --------       ---------     ------------
Sales to external customers                        $237,107       $159,859       $ 66,097       $  1,516        $464,579
Intersegment sales                                    1,528          5,581          2,430         (9,539)             --
Segment operating income (before integration
expense)                                             29,856         22,655          8,489         (8,894)         52,106



                                                   Flowserve       Flow           Flow                      Consolidated
Three months ended June 30, 2000                      Pump       Solutions       Control       All Other        Total
                                                   ---------     ---------       -------       ---------    ------------
Sales to external customers                         $80,266      $ 152,810       $64,493        $  1,584       $ 299,153
Intersegment sales                                    2,046          6,742         2,940         (11,728)             --
Segment operating income                              6,176         18,699         8,420          (6,920)         26,375

Reconciliation of the total segment operating income before integration expense to consolidated earnings before income taxes follows:


                                                                      Three Months Ended June 30,
                                                                          2001             2000
                                                                        --------        --------
Total segment operating income (before integration expense)             $ 61,000        $ 33,295
Corporate expenses and other                                               8,894           6,920
Integration expense                                                       16,944              --
Net interest expense                                                      31,361           6,682
Other (income) expense                                                      (265)            428
                                                                        --------        --------
Net earnings before income taxes                                        $  4,066        $ 19,265
                                                                        ========        ========

                                              Flowserve           Flow             Flow                         Consolidated
Six months ended June 30, 2001                   Pump           Solutions        Control         All Other          Total
                                              ----------       ----------      ------------      ---------       ------------
Sales to external customers                   $  460,604       $  311,740       $  133,748       $   2,522        $  908,614
Intersegment sales                                 2,729           10,639            4,151         (17,519)               --
Segment operating income (before
integration expense)                              47,972           40,706           16,874         (15,976)           89,576

Identifiable assets                           $1,292,897       $  447,927       $  204,180       $ 123,282        $2,068,286



                                              Flowserve           Flow             Flow                         Consolidated
Six months ended June 30, 2000                   Pump           Solutions        Control         All Other          Total
                                              ----------       ----------      ------------      ---------       ------------
Sales to external customers                   $  152,854       $  298,732       $  129,754       $    3,122       $  584,462
Intersegment sales                                 2,891            9,700            5,448          (18,039)              --
Segment operating income                          10,108           35,350           16,195          (13,834)          47,819

Identifiable assets                           $  238,745       $  428,899       $  210,143       $   84,289       $  962,076

    Reconciliation of the total segment operating income before integration expense to consolidated earnings before income taxes follows:




                                                                   Six Months Ended June 30,
                                                                     2001             2000
                                                                  ---------        ---------
Total segment operating income (before integration expense)       $ 105,552        $  61,653
Corporate expenses and other                                         15,976           13,834
Integration expense                                                  36,083               --
Net interest expense                                                 63,172           12,888
Other income                                                           (400)          (2,473)
                                                                  ---------        ---------
Net (loss) earnings before income taxes                           $  (9,279)       $  37,404
                                                                  =========        =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2001

    In general, results for the second quarter of 2001 were higher than the corresponding period in the previous year due to the Company's acquisition of Ingersoll-Dresser Pump Company (IDP), on August 8, 2000. This acquisition is discussed in further detail in the Liquidity and Capital Resources section of this Management Discussion and Analysis.

    Sales increased 55.3% to $464.6 million for the three months ended June 30, 2001, compared with $299.2 million for the same period in 2000. Pro forma sales in the second quarter of 2000, including the results of IDP, were $487.6 million. Sales for the quarter compared with last year on a pro forma basis were adversely affected by an unfavorable currency translation of approximately 3%, temporary inefficiencies resulting from the integration of IDP, the divestiture of product lines in 2000 to comply with the Department of Justice consent decree to acquire IDP and the closure or sale of several service operations. The change in sales is discussed further in the following section on Business Segments. Net sales to international customers, including export sales from the U.S., were similar to the second quarter of 2000 at 45%.

    Bookings, or incoming orders for which there are purchase commitments, were $540.8 million, 74.8% higher than the second quarter of 2000 when bookings were $309.4 million. Excluding negative currency translation, bookings increased approximately 4% compared with last year's second quarter pro forma of $533.7 million. Second quarter 2001 bookings also increased 9.0% over first quarter 2001. Bookings were relatively strong in the petroleum, power and water markets and reflect increasing project activity. Bookings activity was mixed-to-slightly weaker in chemicals. At June 30, 2001, backlog was $738.7 million, up 7.0% compared with the first quarter and up 12.0% compared to year end 2000.

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

    Sales and operating income before integration expense for each of the three business segments are:


                                            Flowserve Pump Division
                                            -----------------------
                                              Three Months Ended
                                                   June 30,
                                            -----------------------
(In millions of dollars)                      2001           2000
                                            --------       --------
Sales                                       $  238.6       $   82.3
Operating income (before integration
expense)                                        29.9            6.2

    The sales increase in 2001 was due to the acquisition of IDP. On a pro forma basis, revenues were $254.9 million in the second quarter of 2000. The sales decrease on a pro forma basis resulted from unfavorable currency translation which reduced sales by about 4% quarter-over-quarter, temporary inefficiencies associated with the integration of IDP, and divestiture of product lines in late 2000 to comply with the Department of Justice consent decree.

    Operating income before integration expense, increased 382% from prior period of $6.2 million and 299% from pro forma results of $7.5 million. Operating income as a percentage of sales increased to 12.5% in 2001 from about 7.5% in the prior-year period and 2.9% in 2000 on a pro forma basis. The increase primarily resulted from the synergy savings realized from the IDP integration activities.





                                            Flow Solutions Division
                                            -----------------------
                                               Three Months Ended
                                                   June 30,
                                            -----------------------
(In millions of dollars)                       2001          2000
                                            --------      ---------
Sales                                       $ 165.4       $ 159.6

Operating income (before integration
expense)                                       22.7          18.7


    Sales were higher than the prior-year period primarily due to the inclusion of a portion of IDP's service repair business in 2001. Pro forma sales were $175.5 million in the second quarter of 2000. The decrease from pro forma sales was due to unfavorable currency translation and the closure or sale of several service operations.

    Operating income before integration expense of $22.7 million increased 21.4% compared with prior year and 5.6% compared with pro forma results. Operating income before integration expense, as a percentage of sales, increased to 13.7% from 11.7% in 2000 on an as reported basis and 12.3% on a pro forma basis. This improvement reflects the benefits of the integration of service operations and the consolidation of the North American seal business.


                                             Flow Control Division
                                            -----------------------
                                              Three Months Ended
                                                   June 30,
                                            -----------------------
(In millions of dollars)                       2001          2000
                                            ---------     ---------
Sales                                       $    68.5     $    67.4
Operating income (before integration
expense)                                          8.5           8.4

    Sales increased slightly over the prior year despite an unfavorable currency translation which reduced sales by about 3%.

    Operating income of $8.5 million improved slightly from the prior year. Operating income as a percentage of sales was 12.4% in the second quarter of 2001, virtually unchanged when compared with 12.5% in 2000.

CONSOLIDATED RESULTS

    The gross profit margin was 33.5% for the three months ended June 30, 2001, compared with 34.5% for the same period in 2000. The decrease was primarily due to the acquisition of IDP as IDP's margins historically are lower than the balance of the Company. The Company's margin increased 300 basis points when compared to the second quarter 2000 pro forma margin of 30.5%. This improvement primarily resulted from manufacturing integration synergies.

    Selling, general and administrative expense as a percentage of net sales was 22.3% for the quarter ended June 30, 2001, compared with 25.7% in the prior-year period and 24.2% in 2000 on a pro forma basis. The decrease from the prior year percentages was generally due to IDP integration savings.

    Operating income before integration expense of $52.1 million increased 97.3% over reported and 70.8% over pro forma quarterly comparisons. The improvement principally reflects synergy benefits related to the acquisition and integration of IDP.

    Net interest expense during the second quarter of 2001 was $31.4 million, compared with $6.7 million in the same period in 2000 due to the increased borrowing levels required to acquire IDP and the amortization of deferred financing fees related to the new debt.

    The Company's effective tax rate for the second quarter of 2001 was 36.0% compared with 34.5% in the second quarter of 2000. The increase was due to the IDP acquisition.

    Earnings before integration expense for the second quarter of 2001 were $13.4 million or $0.35 per share compared to a loss of $0.8 million or $0.02 per share in the second quarter of 2000 on a pro forma basis. During the second quarter of 2001, integration expense of $16.9 million related to period costs associated with the integration of the IDP acquisition. Net earnings for the second quarter of 2001 were $2.6 million or $0.07 per share, compared to income of $12.6 million or $0.33 per share for the same period in 2000.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2001

    In general, results for the first-half of 2001 were higher than the corresponding period in the previous year due to the Company's acquisition of IDP, on August 8, 2000. This acquisition is discussed in further detail in the Liquidity and Capital Resources section of this Management Discussion and Analysis.

    Sales increased 55.4% to $908.6 million for the six months ended June 30, 2001, compared with $584.5 million for the same period in 2000. Pro forma sales in 2000, including the results of IDP, were $947.9 million. Sales for the year compared to last year on a pro forma basis were adversely affected by an unfavorable currency translation of approximately 3%, temporary inefficiencies resulting from the integration of IDP, the divestiture of product lines in 2000 to comply with the Department of Justice consent decree to acquire IDP and the closure or sale of several service operations. The change in sales is discussed further in the following section on Business Segments. Net sales to international customers, including export sales from the U.S., were similar to the prior year at 45%.

    Bookings, or incoming orders for which there are purchase commitments, were $1,037.1 million, 67.2% higher than the prior year when bookings were $620.1 million. Pro forma bookings in the prior year were $1,073.4 million. The decline in bookings from prior year pro forma reflects unfavorable currency translation impacts of approximately 3%. Year-to-date bookings were relatively strong in the petroleum, power and water markets and reflect increasing project activity. Bookings activity was mixed-to-slightly weaker in chemicals. Backlog was $738.7 million at June 30, 2001, up 12.0% compared to year end 2000.

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

    Sales and operating income before integration expense for each of the three business segments are:


                                                Flowserve Pump Division
                                                -----------------------
                                                   Six Months Ended
                                                       June 30,
                                                -----------------------
(In millions of dollars)                          2001           2000
                                                -------         -------
Sales                                           $ 463.3         $ 155.7
Operating income (before integration
expense)                                           48.0            10.1

    The sales increase in 2001 was due to the acquisition of IDP. On a pro forma basis, revenues were $488.3 million in 2000. The sales decrease on a pro forma basis resulted from unfavorable currency translation which reduced sales by about 3% year-over-year, temporary inefficiencies associated with the integration of IDP and divestiture of product lines in late 2000 to comply with the Department of Justice consent decree.

    Operating income before integration expense, increased 375% from prior period of $10.1 million and 353% from pro forma results of $10.6 million. Operating income as a percentage of sales increased to approximately 10.4% in 2001 from about 6.5% in the prior-year period and 2.2% in 2000 on a pro forma basis. The increase primarily resulted from the synergy savings realized from the IDP integration activities.

                                               Flow Solutions Division
                                               -----------------------
                                                  Six Months Ended
                                                      June 30,
                                               -----------------------
(In millions of dollars)                         2001           2000
                                               --------       --------
Sales                                          $  322.4       $  308.4
Operating income (before
integration expense)                               40.7           35.4

    Sales were higher than the prior-year period primarily due to the inclusion of a portion of IDP's service repair business in 2001. Pro forma sales were $339.2 million in 2000. The decrease from pro forma sales was due to unfavorable currency translation, the closure or sale of several service operations and temporary integration dissynergies.

    Operating income before integration expense of $40.7 million was 15.0% above prior year and 1.5% above pro forma results. Operating income before integration expense, as a percentage of sales, increased to 12.6% from 11.5% in 2000 on an as reported basis and 11.8% on a pro forma basis. The improvement in the operating margin reflects the benefits of the integration of the service operations and the consolidation of the North American seal business. Partially offsetting the improvements were integration inefficiencies at the service operations and period costs related to the previously announced restructure of the seal business.

                                               Flow Control Division
                                               ---------------------
                                                  Six Months Ended
                                                      June 30,
                                               ---------------------
(In millions of dollars)                         2001          2000
                                                 ----          ----
Sales                                          $137.9        $135.2
Operating income (before
integration expense)                             16.9          16.2

    Sales increased slightly over the prior year despite an unfavorable currency translation which reduced sales by about 3%.

    Operating income of $16.9 million increased 4.3% compared with the prior year. Operating income as a percentage of sales was 12.2% in the first-half of 2001, compared with 12.0% in 2000. The improved operating margin in 2001 was primarily due to efficiency improvements.

CONSOLIDATED RESULTS

    The gross profit margin was 32.3% for the six months ended June 30, 2001, compared with 34.6% for the same period in 2000. The decrease was primarily due to the acquisition of IDP as IDP's margins historically are lower than the balance of the Company. The Company's margin increased 220 basis points when compared to the 2000 pro forma margin of 30.1%. This improvement primarily resulted from manufacturing integration synergies.

    Selling, general and administrative expense as a percentage of net sales was 22.4% for the six months ended June 30, 2001, compared with 26.4% in the prior-year period and 24.5% in 2000 on a pro forma basis. The decrease from the prior year percentages was due to IDP integration savings, productivity improvements and other cost reduction initiatives.

    Operating income before integration expense of $89.6 million increased 87.4% over reported and 69.1% over pro forma yearly comparisons. The improvement generally reflects synergy benefits related to the acquisition and integration of IDP.

    Net interest expense during the first six months of 2001 was $63.2 million, compared with $12.9 million in the same period in 2000 due to the increased borrowing levels required to acquire IDP and the amortization of deferred financing fees related to the new debt.

    Other income was $0.4 million in the first six months of 2001 compared with $2.5 million of income in the same period in 2000. The 2000 amounts resulted primarily from the quarterly mark-to-market adjustment required at the time under the provisions of EITF No. 97-14 "Accounting for Deferred Compensation Agreements Where Amounts Earned are Held in a Rabbi Trust and Invested". Due to an amendment the Company made in the deferred compensation plans during the fourth quarter of 2000, this adjustment is no longer applicable.

    The Company's effective tax rate for the first six months of 2001 was 36.0% compared with 34.5% in the prior year of 2000. The increase was due to the IDP acquisition.

    Earnings before integration expense for the first six months of 2001 were $17.2 million or $0.45 per share compared to a loss of $4.7 million or $0.13 per share in the same period of 2000 on a pro forma basis. Integration expense of $36.1 million in 2001 related to period costs associated with the integration of the IDP acquisition. Net earnings for the first-half of 2001 were a loss of $5.9 million or $0.16 per share, compared to income of $24.5 million or $0.65 per share for the same period in 2000.

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

    Approximately $44 million of the total cost relates to the IDP operations acquired and $28 million has been capitalized in goodwill as part of the purchase price of IDP ($44 million of estimated costs less deferred tax effect of $16 million), while the remaining cost of $24 million relates to the Flowserve operations and was recorded as restructuring expense in 2000. The balance of the $150 million in costs will be recorded as integration expense as incurred.

    During the first six months of 2001, the Company incurred $36.1 million in integration costs in conjunction with this program.

    As of June 30, 2001, the program had resulted in a net reduction of 1,139 employees. Expenditures charged to the 2000 restructuring reserve were:


                                                        Other
                                                         Exit
                                       Severance        Costs            Total
                                       ---------       --------        --------
Balance at August 16, 2000             $ 45,980        $ 14,832        $ 60,812
Cash expenditures                       (18,645)         (2,434)        (21,079)
Net non-cash reduction                   (8,849)             --          (8,849)
                                       ---------       --------        --------
Balance at December 31, 2000           $ 18,486        $ 12,398        $ 30,884
Cash expenditures                        (5,729)         (4,029)         (9,758)
                                       ---------       --------        --------
Balance at March 31, 2001              $ 12,757        $  8,369        $ 21,126
Cash expenditures                        (3,277)         (2,505)         (5,782)
                                       ---------       --------        --------
Balance at June 30, 2001               $  9,480        $  5,864        $ 15,344
                                       ========        ========        ========

    In the fourth quarter of 1999, the Company initiated a restructuring program that included a one-time charge of $15.9 million recorded as restructuring expense. The restructuring charge related to the planned closure of 10 facilities and a reduction in workforce at those and other locations. The 1999 restructuring program is expected to result in a net reduction of approximately 288 employees at a cost of $12.9 million upon estimated completion during the third quarter of 2001. In addition, exit costs associated with the facilities closings were $3.0 million. As of June 30, 2001, the program has resulted in a net reduction of 261 employees.

    Expenditures charged to the 1999 restructuring reserve were:


                                                      Other
                                                       Exit
                                       Severance      Costs           Total
                                       ---------     --------        --------
Balance at December 24, 1999           $ 12,900      $  2,960        $ 15,860
Cash expenditures                          (102)           --            (102)
                                       --------      --------        --------
Balance at December 31, 1999           $ 12,798      $  2,960        $ 15,758
Cash expenditures                        (6,766)       (1,932)         (8,698)
Non-cash reduction                       (4,364)       (1,028)         (5,392)
                                       --------      --------        --------
Balance at December 31, 2000           $  1,668      $     --        $  1,668
Cash expenditures                          (495)           --            (495)
                                       --------      --------        --------
Balance at March 31, 2001              $  1,173      $     --        $  1,173
Cash expenditures                          (682)           --            (682)
                                       --------      --------        --------
Balance at June 30, 2001               $    491      $     --        $    491
                                       ========      ========        ========


LIQUIDITY AND CAPITAL RESOURCES

    Cash flows from operating activities for the first six months of 2001 were significantly below the same period in 2000. The decrease in overall cash flows in 2001 was primarily due to the payment of accrued interest, scheduled principal payments on the term loans, payments relating to the IDP restructuring and integration programs and an increase in inventory in support of shipments for the second-half of 2001.

    Capital expenditures were $22.4 million during the first six months of 2001, compared with $12.5 million in the first six months of 2000. The spending was primarily related to integration activities and product development. Capital expenditures were funded by operating cash flows and external borrowings. Cash proceeds on the disposal of assets associated with the IDP integration activities were $7.4 million for the first six months of 2001.

    On July 5, 2001, the Company's Form S-3 Registration Statement with the SEC utilizing a shelf registration process went effective for the offering and sale of up to $500 million of common stock, preferred stock, debt securities or guarantees of debt securities. When an offering is made under the shelf, the Company expects to use the net proceeds for general corporate purposes, which may include repaying indebtedness and funding future acquisitions. The amount and timing of the sales will depend on market conditions and the availability of other funds to the Company.

ACQUISITION

    In August 2000, the Company completed the acquisition of IDP, a leading manufacturer of pumps with a diverse mix of pump products and customers with operations in 30 countries, for $775 million in cash. As part of the purchase, the Company acquired $25 million in cash. The seller also agreed to provide for severance for certain employees and costs related to the accelerated closure of several U.S. facilities which the Company estimated at $52 million. The transaction, which was accounted for as a purchase, was financed with a combination of senior secured financing and senior subordinated notes. Upon closing of the transaction, the existing Company debt was also refinanced.

FINANCING

    During the third quarter of 2000, in connection with the acquisition of IDP, the Company entered into a credit agreement for senior secured credit facilities which included a $275 million term loan due June 2006, a $475 million term loan due June 2008, and a

$300 million revolving credit facility with a final maturity of June 2006. The term loans bear floating interest rates based on LIBOR plus a credit spread, or the Prime Rate plus a credit spread, at the option of the Company. At June 30, 2001, the interest rate(s) on the term loans were 6.8125%, 6.75% and 6.50% relating to the Tranche A loan and 7.5625% and 7.25% relating to the Tranche B loan. The term loans scheduled principal payments began June 30, 2001. The scheduled payments, made by the Company in June 2001, totaled $5.9 million. The senior secured credit facilities are secured by the domestic assets of the Company and a pledge of 65% of the stock of the foreign subsidiaries. As of June 30, 2001, $71.0 million of the revolving credit was drawn and $738.8 million of the term loans were outstanding.

    The scheduled principal payments of the term loans outstanding at June 30, 2001 are summarized as follows: $11.9 million in 2001, $44.5 million in 2002, $59.4 million in 2003, $63.3 million in 2004, $67.3 million in 2005, $105.9 million in 2006, $257.5 million in 2007 and $129.1 million in 2008. Beginning in 2002, the Company is required to use a percentage of excess cash from operations, as defined in the credit agreement, to reduce the outstanding principal of the term loans.

    The revolving credit facility allows the Company to issue up to $200 million in letters of credit. As of June 30, 2001, $29.6 million of letters of credit had been issued under the facility. This, coupled with the $71.0 million in borrowings under the facility, left the Company with $199.4 million remaining in unused borrowing capacity under the revolving credit facility.

    The Company also issued 10 year, senior subordinated notes on August 8, 2000 in a U.S. dollar tranche and a Euro tranche, that are non-callable for 5 years. Proceeds of $285.9 million from the dollar tranche, and EUR 98.6 million from the Euro tranche equivalent to $89.2 million, were also used in completing the IDP acquisition. The notes, issued at a fixed rate of 12.25%, were originally priced at a discount to yield 12.50%, and have no scheduled principal payment prior to maturity in August 2010. At August 2005, the notes become callable at a redemption price of 106.125%. At August of each subsequent year, the notes are callable at 104.083%, 102.042% and 100.000% for 2006, 2007 and 2008 and
thereafter, respectively. Interest on the notes is payable semi-annually, with the first payment having occurred in February 2001.

    The provisions of the credit agreement require the Company to meet or exceed specified financial covenants that are defined in the credit agreement. These covenants include a leverage ratio, an interest coverage ratio, and a fixed charge coverage ratio. Further, the provisions of the credit agreement and the senior subordinated notes require limitations or restrictions relating to new indebtedness, prepayment of subordinated debt, liens, sale and leaseback transactions, disposition of assets, payment of dividends or other distributions, and capital expenditures, among other things. As of June 30, 2001, the Company is in full compliance with these covenants.

    The Company believes that internally generated funds, including synergies from the IDP acquisition, will be adequate to service the debt.

    At June 30, 2001, total net debt was 82.3% of the Company's capital structure, compared with 78.1% at December 31, 2000. The interest coverage ratio of the Company's indebtedness was 1.4 times interest at June 30, 2001, compared with 2.0 times interest at December 31, 2000.

RECENT ACCOUNTING DEVELOPMENTS

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and

Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. Additionally, SFAS No. 141 establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and is effective for the Company on January 1, 2002. The most significant changes made by SFAS No. 142 require that goodwill and indefinite lived intangible assets no longer be amortized and be tested for impairment at least on an annual basis. Additionally, the amortization period of intangible assets with finite lives will no longer be limited to forty years.

    The Company is currently assessing the impact of SFAS 141 and 142 and has not yet determined the effects these statements will have on its consolidated financial position or results of operations.

--------------------------------------------------------------------------------
FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

    This Report on Form 10-Q and other written reports and oral statements made from time to time by the Company contain various forward-looking statements and include assumptions about Flowserve's future market conditions, operations and results. These statements are based on current expectations and are subject to significant risks and uncertainties. They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Among the many factors that could cause actual results to differ materially from the forward-looking statements are: further changes in the already competitive environment for the Company's products or competitors' responses to Flowserve's strategies; the Company's ability to integrate past and future acquisitions into its management and operations; political risks or trade embargoes affecting important country markets; the health of the petroleum, chemical and power industries; economic turmoil in areas outside the United States; changes in the rate of economic growth within the United States; unanticipated difficulties or costs associated with the implementation of systems, including software; currency fluctuations among the U.S. dollar and other currencies; and the recognition of significant expenses associated with adjustments to realign the combined Company's facilities and other capabilities with its strategic and business conditions, including, without limitation, expenses incurred in restructuring the Company's operations to incorporate IDP facilities, and the Company's ability to meet the financial covenants and other requirements of its financing agreements. The Company undertakes no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise.
--------------------------------------------------------------------------------

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS

    The Company has market risk exposure arising from changes in interest rates and foreign currency exchange rate movements.

    The Company's earnings are affected by changes in short-term interest rates as a result of borrowings under its senior secured credit facilities which bear interest based on floating rates. At June 30, 2001, after the effect of interest rate swaps held by the Company, the Company had approximately $659.8 million of variable-rate debt obligations outstanding with a weighted average interest rate of 7.145%. A hypothetical increase of 100-basis points in the interest rate for these borrowings, assuming debt levels at June 30, 2001, would change interest expense by approximately $3.3 million for the six months ended June 30, 2001.

    The Company employs a foreign currency hedging strategy to minimize potential losses in earnings or cash flows from unfavorable foreign currency exchange rate movements. Foreign currency exposures arise from transactions, including firm commitments and anticipated transactions, denominated in a currency other than an entity's functional currency and from foreign-denominated revenues and profits translated back into U.S. dollars. Based on the sensitivity analysis at June 30, 2001, a 10% adverse change in the foreign currency exchange rates would impact the Company's year-to-date results of operation by $1.1 million. The primary currencies to which the Company has exposure are the Euro currencies, the British pound, the Brazilian real, the Canadian dollar, the Mexican peso, the Japanese yen, the Singapore dollar, and the Australian dollar.

    The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and corresponding amendments on January 1, 2001. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative-effect adjustment in other comprehensive income as of January 1, 2001 of $0.8 million, net of deferred tax of $0.5 million representing the current fair-value of hedging instruments. Of this gross asset amount of $1.3 million, $3.4 million related to foreign currency forward contracts, offset by a liability of $2.1 million related to interest rate swap agreements.

    The Company reclassified the transition adjustment relating to foreign currency forward contracts to earnings during the first quarter of 2001 as those contracts settled. At June 30, 2001, the fair-value of the hedging instruments is a liability of $6.3 million.

    Hedging related transactions recorded to other comprehensive income during 2001 were:

                                                                       Other
                                                                   Comprehensive
                                                                   (Income) Loss
                                                                   -------------
Record fair market value of hedges, as of<
 January 1, 2001, net of deferred taxes of
 $472                                                                   $  (840)
Reclassify to earnings amount necessary to
 offset foreign currency gains for six
 months ended June 30, 2001, net of deferred
 taxes of $400                                                             (603)
Record change in fair market value of swap
 agreements as of June 30,
 2001, net of deferred taxes of $545                                        928
Record change in fair market value of
 foreign currency forward contracts
 as of June 30, 2001, net of deferred
 taxes of $2,254                                                          3,882
                                                                        -------
BALANCE AS OF JUNE 30, 2001                                             $ 3,367
                                                                        =======

    The Company expects that within the next twelve months it will reclassify as expense $1.5 million, net of deferred tax, of this amount recorded in accumulated other comprehensive income for contracts that will settle during the period.

    The Company is party to forward contracts for purposes of hedging certain transactions denominated in foreign currencies. The Company has a risk-management and derivatives policy statement outlining the conditions in which the Company can enter into hedging or forward transactions. As of June 30, 2001, the Company has approximately $75 million of notional amount in outstanding contracts with third parties. The maximum length of the contracts currently in place as of June 30, 2001 is approximately 19 months.

    The Company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments, but it expects all counterparties to meet their obligations given their high credit ratings.

    The Company, as part of its risk management program, is party to interest rate swap agreements for the purpose of hedging its exposure to floating interest rates on certain portions of its debt. As of June 30, 2001, the Company had $150 million of notional amount in outstanding interest rate swaps with third parties. The maximum length of the interest rate swaps currently in place as of June 30, 2001 is approximately 5 1/2 years.

    All derivatives are recognized on the balance sheet at their fair-value. On the date that the Company enters into a derivative contract, it designates the derivative as (1) a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow" hedge); or (2) a foreign-currency fair-value or cash flow hedge (a "foreign currency" hedge). Changes in the fair-value of a derivative that is highly effective as - and that is designated and qualifies as
- a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction. Any hedge ineffectiveness (which represents the amount by which the changes in the fair-value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. Changes in the fair-value of a derivative that is highly effective as - and that is designated and qualifies as - a foreign-currency hedge is recorded in other comprehensive income, since it satisfies the criteria for a cash-flow hedge. As of June 30, 2001, all hedges outstanding were highly effective.

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

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) During the second quarter of 2001, the Company issued 9,700 shares of restricted common stock pursuant to an exemption from registration under Section 4 (2) of the Securities Act of 1933. Shares were issued for the benefit of outside directors and three key employees, subject to restrictions on transfer and vesting.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      The Annual Meeting of Shareholders of the Company was held on April 19,
         2001.

(c) (b) A proposal to approve re-election of three Directors to the Board of Directors, in each case for a term of three years, was approved as follows with respect to each nominee for office:


                                            Votes                Votes
                                             For               Withheld
                                          ----------           --------
Hugh K. Coble                             34,998,706            398,913
George T. Haymaker, Jr.                   35,000,624            396,995
William C. Rusnack                        35,011,262            386,358

         The other directors, whose terms continue after the Annual Meeting, were C. Scott Greer, Diane C. Harris, Michael F. Johnston, Charles M. Rampacek, James O. Rollans and Kevin E. Sheehan.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         10.1 Amendment No. 4 to Flowserve Corporation 1998 Restricted Stock
         Plan.

(b) Reports on Form 8-K

         A. Current report on Form 8-K, dated May 31, 2001, filed pursuant to
         Item 5 (Other Events) to furnish pro forma financial information pursuant to Item 7(b) for the acquisition of Ingersoll-Dresser Pump Company.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           FLOWSERVE CORPORATION
                                           (Registrant)


                                           /s/ Renee J. Hornbaker
                                           ----------------------------------
                                           Renee J. Hornbaker
                                           Vice President and Chief Financial
                                           Officer



Date:  August 14, 2001
     -----------------------

                                  EXHIBIT INDEX



EXHIBIT
NUMBER         DESCRIPTION
-------        ------------
 10.1          Amendment No. 4 to Flowserve Corporation 1998 Restricted Stock
               Plan.