Form 10-Q
period 2001-09-30
FLOWSERVE CORP
filed 2001-11-02
CIK 30625

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                   ----------


       For Quarter Ended September 30, 2001   Commission File Number 1-13179


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

                                            YES  X               NO
                                                -----               -----

Shares of Common Stock, $1.25 par value,
outstanding as of October 26, 2001                                37,860,447

                              FLOWSERVE CORPORATION
                                      INDEX


                                                                                                            Page
                                                                                                             No.
                                                                                                            ----
Part I.           FINANCIAL INFORMATION

       Item 1.    Financial Statements

                  Consolidated Statements of Income -
                  Three Months Ended September 30, 2001 and 2000  (unaudited)                                  3

                  Consolidated Statements of Comprehensive Income -
                  Three Months Ended September 30, 2001 and 2000 (unaudited)                                   3

                  Consolidated Statements of Income -
                  Nine months Ended September 30, 2001 and 2000 (unaudited)                                    4

                  Consolidated Statements of Comprehensive Income -
                  Nine months Ended September 30, 2001 and 2000 (unaudited)                                    4

                  Consolidated Balance Sheets -
                  September 30, 2001 (unaudited) and December 31, 2000                                         5

                  Consolidated Statements of Cash Flows -
                  Nine months Ended September 30, 2001 and 2000  (unaudited)                                   6

                  Notes to Consolidated Financial Statements                                                   7

       Item 2.    Management's Discussion and Analysis                                                        23

       Item 3.    Quantitative and Qualitative Disclosure of Market Risks                                     33


PART II.      OTHER INFORMATION

       Item 2.    Changes in Securities and Use of Proceeds                                                   34

       Item 6.    Exhibits and Reports on Form 8-K                                                            34


SIGNATURE                                                                                                     35

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              FLOWSERVE CORPORATION
                                   (Unaudited)


CONSOLIDATED STATEMENTS OF INCOME



(Amounts in thousands, except per share data)          Three Months Ended September 30,
                                                       --------------------------------
                                                           2001               2000
                                                       -------------      -------------

Sales                                                   $    469,605      $    412,105
Cost of sales                                                317,291           281,983
                                                        ------------      ------------
Gross profit                                                 152,314           130,122
Selling, general and administrative expense                  100,998            95,865
Integration expense                                           13,757            10,470
Restructuring expense                                             --            17,102
                                                        ------------      ------------
Operating income                                              37,559             6,685
Net interest expense                                          28,326            23,423
Other expense, net                                               119               299
                                                        ------------      ------------
Net earnings (loss) before income taxes                        9,114           (17,037)
Provision (benefit) for income taxes                           3,281            (6,103)
                                                        ------------      ------------
Net earnings (loss) before extraordinary items                 5,833           (10,934)
Extraordinary items, net of tax                                   --             2,067
                                                        ------------      ------------
Net earnings (loss)                                     $      5,833      $    (13,001)
                                                        ============      ============

Net earnings (loss) per share (basic and diluted):
    Before extraordinary items                          $       0.15      $      (0.29)
    Extraordinary items, net of tax                               --             (0.05)
                                                        ------------      ------------
    Net earnings (loss)                                 $       0.15      $      (0.34)
                                                        ============      ============



CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


(Amounts in thousands)                                    Three Months Ended September 30,
                                                          ---------------------------------
                                                              2001                2000
                                                          -------------       -------------
Net earnings (loss)                                       $       5,833       $     (13,001)
                                                          -------------       -------------
Other comprehensive income (expense):
    Foreign currency translation adjustments                     32,822             (23,600)
    Hedging transactions, net of tax benefit of $295
    (See footnote 4)                                               (331)                 --
                                                          -------------       -------------
Other comprehensive income (expense)                             32,491             (23,600)
                                                          -------------       -------------
Comprehensive income (loss)                               $      38,324       $     (36,601)
                                                          =============       =============



See accompanying notes to consolidated financial statements.

                              FLOWSERVE CORPORATION
                                   (Unaudited)

CONSOLIDATED STATEMENTS OF INCOME



(Amounts in thousands, except per share data)           Nine Months Ended September 30,
                                                        ---------------------------------
                                                            2001                 2000
                                                        -------------       -------------

Sales                                                   $   1,378,219       $     996,567
Cost of sales                                                 932,653             664,054
                                                        -------------       -------------
Gross profit                                                  445,566             332,513
Selling, general and administrative expense                   304,674             250,437
Integration expense                                            49,840              10,470
Restructuring expense                                              --              17,102
                                                        -------------       -------------
Operating income                                               91,052              54,504
Net interest expense                                           91,497              36,312
Other income, net                                                (281)             (2,174)
                                                        -------------       -------------
Net (loss) earnings before income taxes                          (164)             20,366
(Benefit) provision for income taxes                              (59)              6,801
                                                        -------------       -------------
Net (loss) earnings before extraordinary items                   (105)             13,565
Extraordinary items, net of tax                                    --               2,067
                                                        -------------       -------------
Net (loss) earnings                                     $        (105)      $      11,498
                                                        =============       =============

Net (loss) earnings per share (basic and diluted):
    Before extraordinary items                          $          --       $        0.35
    Extraordinary items, net of tax                                --               (0.05)
                                                        -------------       -------------
    Net earnings                                        $          --       $        0.30
                                                        =============       =============



CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


(Amounts in thousands)                                                    Nine Months Ended September 30,
                                                                         ---------------------------------
                                                                             2001                 2000
                                                                         -------------       -------------
Net (loss) earnings                                                      $        (105)      $      11,498
                                                                         -------------       -------------
Other comprehensive (expense) income:
    Foreign currency translation adjustments                                   (20,618)            (39,803)
    Cumulative effect of change in accounting principle, net of tax
    of $472 (Adoption of SFAS 133 - See footnote 4)                                840                  --
    Hedging transactions, net of tax benefit of $2,695
    (See footnote 4)                                                            (4,538)                 --
                                                                         -------------       -------------
Other comprehensive expense                                                    (24,316)            (39,803)
                                                                         -------------       -------------
Comprehensive loss                                                       $     (24,421)      $     (28,305)
                                                                         =============       =============


See accompanying notes to consolidated financial statements.

                              FLOWSERVE CORPORATION


CONSOLIDATED BALANCE SHEETS


                                                     September 30,      December 31,
(Amounts in thousands, except per share data)            2001               2000
                                                     -------------      ------------
                                                     (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                        $     24,856       $     42,341
    Accounts receivable, net                              469,164            487,274
    Inventories                                           343,241            305,958
    Current deferred tax asset                             41,407             39,726
    Prepaid expenses                                       26,832             22,753
                                                     ------------       ------------
                  Total current assets                    905,500            898,052

Property, plant and equipment, net                        364,768            405,412
Goodwill, net                                             537,000            514,441
Other intangible assets, net                              133,090            131,330
Other assets                                              158,184            160,908
                                                     ------------       ------------
Total assets                                         $  2,098,542       $  2,110,143
                                                     ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                 $    157,174       $    172,366
    Accrued liabilities                                   197,261            243,553
    Long-term debt due within one year                     36,613             18,098
                                                     ------------       ------------
       Total current liabilities                          391,048            434,017

Long-term debt due after one year                       1,158,850          1,111,108
Post-retirement benefits and deferred items               259,065            260,107
Commitments and contingencies
Shareholders' equity:
   Serial preferred stock, $1.00 par value
     Shares authorized - 1,000
     Shares issued and outstanding - None                      --                 --
   Common stock, $1.25 par value
     Shares authorized - 120,000
     Shares issued and outstanding - 41,484                51,856             51,856
   Capital in excess of par value                          65,624             65,785
   Retained earnings                                      357,390            357,495
                                                     ------------       ------------
                                                          474,870            475,136
Treasury stock at cost - 3,652 and 4,048 shares           (83,529)           (92,545)
Deferred compensation obligation                            6,778              6,544
Accumulated other comprehensive loss                     (108,540)           (84,224)
                                                     ------------       ------------
         Total shareholders' equity                       289,579            304,911
                                                     ------------       ------------
Total liabilities and shareholders' equity           $  2,098,542       $  2,110,143
                                                     ============       ============


See accompanying notes to consolidated financial statements.

                              FLOWSERVE CORPORATION
                                   (Unaudited)



CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)                                                             Nine Months Ended September 30,
                                                                                  ---------------------------------
                                                                                      2001                2000
                                                                                  -------------       -------------
Cash flows - Operating activities:
    Net (loss) earnings                                                           $        (105)      $      11,498
    Adjustments to reconcile net (loss) earnings to net cash (used)
    provided by operating activities:
        Depreciation                                                                     36,752              25,866
        Amortization                                                                     18,962               8,544
        Net gain on the sale of fixed assets                                               (436)                (14)
        Change in assets and liabilities, net of effects of acquisitions and dispositions:
            Accounts receivable                                                           8,947             (11,369)
            Inventories                                                                 (48,029)            (20,781)
            Prepaid expenses                                                             (2,067)             11,371
            Other assets                                                                 (3,413)               (919)
            Accounts payable                                                            (17,459)             (8,045)
            Accrued liabilities                                                         (56,217)             (1,190)
            Income taxes                                                                 (3,199)             (5,784)
            Post-retirement benefits and deferred items                                  (5,687)             14,515
            Net deferred taxes                                                             (684)              8,532
                                                                                  -------------       -------------
Net cash flows (used) provided by operating activities                                  (72,635)             32,224
                                                                                  -------------       -------------
Cash flows - Investing activities:
    Capital expenditures                                                                (28,345)            (16,419)
    Disposal of assets                                                                    8,453                  80
    Payment for acquisitions, net of cash acquired                                           --            (786,356)
                                                                                  -------------       -------------
Net cash flows used by investing activities                                             (19,892)           (802,695)
                                                                                  -------------       -------------
Cash flows - Financing activities:
    Payments of long-term debt                                                          (17,141)           (426,706)
    Proceeds from long-term debt                                                         86,170           1,271,753
    Payment of debt issuance costs                                                           --             (46,474)
    Proceeds from stock option exercises                                                  9,097                 637
                                                                                  -------------       -------------
Net cash flows provided by financing activities                                          78,126             799,210
Effect of exchange rate changes on cash and cash equivalents                             (3,084)             (2,377)
                                                                                  -------------       -------------
Net change in cash and cash equivalents                                                 (17,485)             26,362
Cash and cash equivalents at beginning of year                                           42,341              30,463
                                                                                  -------------       -------------
Cash and cash equivalents at end of period                                        $      24,856       $      56,825
                                                                                  =============       =============





See accompanying notes to consolidated financial statements.

                             FLOWSERVE CORPORATION
                                   (Unaudited)



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)


1. Accounting Policies - Basis of Presentation

     The accompanying consolidated balance sheet as of September 30, 2001, and the related consolidated statements of income and comprehensive income for the three months and nine months ended September 30, 2001 and 2000, and the consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000, are unaudited. In management's opinion, all adjustments comprising normal recurring adjustments necessary for a fair presentation of such consolidated financial statements have been made. The accompanying consolidated financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X and do not contain certain information included in the Company's annual financial statements and notes to the financial statements. Accordingly, the accompanying consolidated financial information should be read in conjunction with the Company's 2000 Annual Report. Interim results are not necessarily indicative of results to be expected for a full year. Certain amounts in 2000 have been reclassified to conform with the 2001 presentation.

2. Inventories

     Inventories are stated at lower of cost or market. Cost is determined for certain inventories by the last-in, first-out (LIFO) method and for other inventories by the first-in, first-out (FIFO) method.

     Inventories and the method of determining costs were:


                          September 30,         December 31,
                              2001                 2000
                          -------------        -------------
Raw materials             $      61,091        $      51,981
Work in process
  and finished goods            374,632              330,060
Less:  Progress
    billings                    (54,408)             (38,605)
                          -------------        -------------
                                381,315              343,436
LIFO reserve                    (38,074)             (37,478)
                          -------------        -------------
Net inventory             $     343,241        $     305,958
                          =============        =============

Percent of inventory
  accounted for by
  LIFO                               63%                  67%
Percent of inventory
  accounted for by
  FIFO                               37%                  33%

3. Recent Accounting Developments

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. Additionally, SFAS No. 141 establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and is effective for the Company on January 1, 2002. The most significant changes made by SFAS No. 142 require that goodwill and indefinite lived intangible assets no longer be amortized and be tested for impairment at least on an annual basis. Additionally, the amortization period of intangible assets will no longer be limited to forty years.

     The Company is currently assessing the impact of SFAS 142 and has not yet determined the full effects these statements will have on its consolidated financial position or results of operations. However, the Company has estimated that the pretax reduction in annual amortization expense will total approximately $19 million.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for the Company on January 1, 2003. The Company is currently assessing the impact of SFAS No. 143 and has not yet determined the effects, if any, it will have on its consolidated financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for the Company on January 1, 2002. The Company is currently assessing the impact of SFAS No. 144 and has not yet determined the effects, if any, it will have on its consolidated financial position or results of operations.

4. Adoption of SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities

     The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and the corresponding amendments on January 1, 2001. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative-effect adjustment in other comprehensive income as of January 1, 2001 of $0.8 million, net of deferred tax of $0.5 million, representing the current fair value of hedging instruments. Of the gross asset amount of $1.3 million, $3.4 million related to foreign currency forward contracts, offset by a liability of $2.1 million related to interest rate swap agreements.

     The Company reclassified the transition adjustment relating to foreign currency forward contracts to earnings during the first quarter of 2001 as those contracts settled. At September 30, 2001, the fair value of the hedging instruments is a liability of $6.0 million.

     Hedging related transactions recorded to other comprehensive income during 2001 were:


                                                            Other
                                                        Comprehensive
                                                        (Income) Loss
                                                        -------------
Record fair market value of hedges, as of
 January 1, 2001, net of deferred taxes of $472         $        (840)
Reclassify to earnings amount necessary to offset
 swap agreement gains for the nine months ended
 September 30, 2001, net of deferred taxes of $269               (499)
Reclassify to earnings amount necessary to
 offset foreign currency gains for nine
 months ended September 30, 2001, net of
 deferred taxes of $11                                            (36)
Change in fair market value of swap
 agreements as of September 30, 2001, net of
 deferred taxes of $2,285                                       3,932
Change in fair market value of foreign
 currency forward contracts as of September
 30, 2001, net of deferred taxes of $690                        1,141
                                                        -------------
Balance as of September 30, 2001                        $       3,698
                                                        =============


     The Company expects that within the next twelve months it will reclassify as expense $1.0 million, net of deferred tax, of the amount recorded in accumulated other comprehensive income for contracts that will settle during the period.

     The Company is party to forward contracts for purposes of hedging certain transactions denominated in foreign currencies. The Company has a risk management and derivatives policy statement outlining the conditions in which the Company can enter into hedging or forward transactions. As of September 30, 2001, the Company has approximately $58.2 million of notional amount in outstanding contracts with third parties. As of September 30, 2001, the maximum length of any forward contract currently in place is about 20 months.

     The Company does not believe it has any material credit risk due to nonperformance by counterparties to financial instruments in so far as its policies in that regard limit counterparties to those with the highest credit ratings. The Company expects all counterparties will meet their obligations given their high credit ratings.

     The Company, as part of its risk management program, is party to interest rate swap agreements for the purpose of hedging its exposure to floating interest rates on certain portions of its debt. As of September 30, 2001, the Company had $150 million of notional amount in outstanding interest rate swaps with third parties. As of September 30, 2001, the maximum length of any interest rate contract currently in place is about 5 years.

     All derivatives are recognized on the balance sheet at their fair value. On the date that the Company enters into a derivative contract, it designates the derivative as (1) a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow" hedge); or (2) a foreign currency fair value or cash flow hedge (a "foreign currency" hedge). Changes in the fair value of a derivative that is highly effective and is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings. Changes in the fair value of a derivative that is highly effective, designated and qualifies as a foreign currency hedge are recorded in other comprehensive income, since it satisfies the criteria for a cash flow hedge. As of September 30, 2001, all hedges outstanding were highly effective.

     The Company formally documents all relationships between hedging instruments and hedge items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value, cash flow, or foreign currency hedges to (1) specific assets and liabilities on the balance sheet or
(2) specific firm commitments or forecasted transactions. The Company also formally assesses (both at the inception of the hedge and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company discontinues hedge accounting prospectively, as discussed below.

     The Company discontinues hedge accounting prospectively when (1) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedge item (including hedged items such as firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate.

     When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remaining in accumulated other comprehensive income is reclassified into earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current period earnings.

5.   Acquisition

     In August 2000, the Company completed the acquisition of Ingersoll-Dresser Pump Company (IDP), a leading manufacturer of pumps with a diverse mix of pump products and customers with operations in 30 countries, for $775 million in cash. The transaction, which was accounted for as a purchase, was financed with a combination of secured bank financing and Senior Subordinated Notes (the "Notes"). Upon closing of the transaction, the Company's existing bank debt was also refinanced.

     The purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair market value at the date of the acquisition. These allocations include $137.6 million for intangibles and $409.4 million recorded as goodwill.

     The operating results of IDP have been included in the consolidated statements of income from the date of acquisition.

     The table below reflects unaudited pro forma information of the Company and IDP as if the acquisition had taken place at the beginning of fiscal year 2000, including purchase accounting adjustments and estimated financing costs.

                                    Pro Forma
                 Condensed Consolidated Statement of Operations


                                            Nine Months Ended
                                           September 30, 2000
                                           ------------------
Sales                                        $   1,418,396
Cost of sales                                      992,889
                                             -------------
Gross profit                                       425,507
 Selling, general and
    administrative expense                         342,619
 Restructuring and integration
    expense                                         27,572
                                             -------------
Operating income                                    55,316
 Interest expense, net                              96,925
 Other income, net                                    (944)
                                             -------------
Loss before income taxes                           (40,665)
 Benefit for income taxes                          (14,639)
                                             -------------
 Loss before extraordinary items                   (26,026)
 Extraordinary items, net of
    income taxes                                     2,067
                                             -------------
Net loss                                     $     (28,093)
                                             =============

Net loss per share (basic and diluted):
 Before extraordinary items                  $       (0.69)
 Net loss                                    $       (0.74)

Other Financial Data:
 Depreciation and amortization               $      58,823
 Capital expenditures                               21,685

     Pro forma adjustments include adjustments to reflect obligations and costs of the seller which were contractually not assumed by the Company and incremental depreciation and amortization for adjustments of property, plant and equipment and intangible assets to fair value and goodwill recognized in purchase accounting. A more detailed explanation of the nature of the pro forma adjustments can be found in the Form 8-K filed by the Company with the Securities and Exchange Commission on May 31, 2001.

     The pro forma information does not purport to represent what the Company's results of operations actually would have been had the acquisition occurred at the beginning of fiscal year 2000, or to project the Company's results of operations for any future period.

6.   Restructuring and Acquisition Related Charges

     In August 2000, in conjunction with the acquisition of IDP, the Company initiated a restructuring program designed to reduce costs and to eliminate excess capacity by consolidating facilities. The Company's actions, approved and committed to in the third quarter of 2000, are expected to result in the net reduction of approximately 1,100 positions. The program includes the closure of IDP's former headquarters, the closure or significant downsizing of a number of pump manufacturing facilities, service and repair centers, and reduction of sales and sales support personnel.

     The Company currently estimates that the costs associated with the restructuring portion of the program will be approximately $68 million. The Company had originally estimated these costs to be approximately $61 million. The increase from the original estimate is primarily due to updated actuarial information for post-retirement and pension expense relating to a plant closure. This increase was offset by a non-cash reclassification from the restructuring accrual to post-retirement benefits and pension liabilities which resulted in a net reduction to the accrual of $8.8 million during the fourth quarter of 2000. In the third quarter of 2001, the Company recorded a non-cash reclassification from the restructuring accrual to pension liabilities which resulted in a net reduction to the accrual of $2.1 million.

     The Company's current estimate of $68 million in restructuring cost is comprised of approximately $44 million which relates to the IDP operations acquired, of which $28 million has been capitalized in goodwill as part of the purchase price of IDP ($44 million of estimated costs less deferred tax effect of $16 million), while the remaining cost of $24 million relates to the Flowserve operations and was recorded as restructuring expense in the third quarter of 2000. As part of an agreement with the Department of Justice to acquire IDP, the Company was required to sell its Tulsa facility. Since this facility had been previously targeted for closure in the fourth quarter of 1999, this resulted in a non-cash reduction of the existing 1999 restructuring reserve of $5.3 million in the third quarter of 2000.

     During the first nine months of 2001, the Company also incurred $49.8 million in integration costs in conjunction with this program. The Company expects to substantially complete its integration activities by the end of 2001.

     As of September 30, 2001, the program had resulted in a net reduction of approximately 1,100 employees.

     Expenditures charged to the 2000 restructuring reserve were:


                                                       Other
                                                        Exit
                                    Severance           Costs            Total
                                   ------------       ------------       ------------
Balance at August 16, 2000         $     45,980       $     14,832       $     60,812
Cash expenditures                       (18,645)            (2,434)           (21,079)
Net non-cash reduction                   (8,849)                --             (8,849)
                                   ------------       ------------       ------------
Balance at December 31, 2000       $     18,486       $     12,398       $     30,884
Cash expenditures                        (5,729)            (4,029)            (9,758)
                                   ------------       ------------       ------------
Balance at March 31, 2001          $     12,757       $      8,369       $     21,126
Cash expenditures                        (3,277)            (2,505)            (5,782)
                                   ------------       ------------       ------------
Balance at June 30, 2001           $      9,480       $      5,864       $     15,344
Cash expenditures                        (3,477)              (315)            (3,792)
Non-cash reduction                       (2,100)                --             (2,100)
                                   ------------       ------------       ------------
Balance at September 30, 2001      $      3,903       $      5,549       $      9,452
                                   ------------       ------------       ------------

     In the fourth quarter of 1999, the Company initiated a restructuring program that included a one-time charge of $15.9 million recorded as restructuring expense. The restructuring charge related to the planned closure of 10 facilities and a reduction in workforce at those and other locations.

     During the third quarter of 2000, the restructuring reserve was reduced by $5.3 million. This was the result of plans to sell the aforementioned Tulsa facility that had been previously targeted for closure.

     The 1999 restructuring program resulted in a net reduction of 261 employees at a cost of $12.9 million. In addition, exit costs associated with the facilities closings were $3.0 million.

     Expenditures charged to the 1999 restructuring reserve were:


                                                        Other
                                                         Exit
                                    Severance            Costs               Total
                                   ------------       ------------       ------------
Balance at December 24, 1999       $     12,900       $      2,960       $     15,860
Cash expenditures                          (102)                --               (102)
                                   ------------       ------------       ------------
Balance at December 31, 1999       $     12,798       $      2,960       $     15,758
Cash expenditures                        (6,766)            (1,932)            (8,698)
Non-cash reduction                       (4,364)            (1,028)            (5,392)
                                   ------------       ------------       ------------
Balance at December 31, 2000       $      1,668       $         --       $      1,668

Cash expenditures                          (495)                --               (495)
                                   ------------       ------------       ------------
Balance at March 31, 2001          $      1,173       $         --       $      1,173

Cash expenditures                          (682)                --               (682)
                                   ------------       ------------       ------------
Balance at June 30, 2001           $        491       $         --       $        491
Cash expenditures                          (491)                --               (491)
                                   ------------       ------------       ------------
Balance at September 30, 2001      $         --       $         --       $         --
                                   ------------       ------------       ------------

7.   Earnings Per Share

     Basic and diluted earnings per share were calculated as follows:


                               Three Months      Three Months
                                  Ended            Ended
                               September 30,    September 30,
                                   2001             2000
                               ------------     -------------

Net earnings (loss)            $      5,833      $    (13,001)
                               ------------      ------------
Denominator for basic
  earnings per share -
  weighted average shares            38,205            37,799
Effect of dilutive
  securities                            494                --
                               ------------      ------------
Denominator for diluted
  earnings per share -
  weighted average shares
  adjusted for dilutive
  securities                         38,699            37,799
                               ------------      ------------
Earnings (loss) per share
  - basic:
  Before extraordinary
    items                      $       0.15      $      (0.29)
  Extraordinary items                    --             (0.05)
  Earnings (loss) per
    share                      $       0.15      $      (0.34)
                               ------------      ------------

Earnings (loss) per share
  - diluted:
  Before extraordinary
    items                      $       0.15      $      (0.29)
  Extraordinary items                    --             (0.05)
  Earnings (loss) per
    share                      $       0.15      $      (0.34)
                               ------------      ------------



                                Nine Months         Nine Months
                                   Ended               Ended
                               September 30,       September 30,
                                   2001                2000
                               -------------       -------------
Net (loss) earnings            $        (105)      $      11,498
                               -------------       -------------
Denominator for basic
  earnings per share -
  weighted average shares             37,986              37,807
Effect of dilutive
  securities                              --                  12
                               -------------       -------------
Denominator for diluted
  earnings per share -
  weighted average shares
  adjusted for dilutive
  securities                          37,986              37,819
                               -------------       -------------
Earnings (loss) per share
  - basic:
  Before extraordinary
    items                      $          --       $        0.35
  Extraordinary items                     --               (0.05)
  Earnings per
      share                    $          --       $        0.30
                               -------------       -------------

Earnings (loss) per share
  - diluted:
  Before extraordinary
    items                      $          --       $        0.35
  Extraordinary items                     --               (0.05)
  Earnings per
      share                    $          --       $        0.30
                               -------------       -------------

     Options to purchase 1,095 shares of common stock were outstanding at September 30, 2001 that were not included in the computation of diluted EPS for the three month period ended September 30, 2001 because the options' exercise price was greater than the average market price of the common stock.

     For the three months ended September 30, 2000 and the nine months ended September 30, 2001, the effect of dilutive securities is excluded from the computation of diluted net loss per share since the Company incurred a net loss during those periods. Therefore, the amounts reported for basic and diluted net loss per ordinary share were the same.

     Options to purchase 3,743 shares of common stock were outstanding at September 30, 2000 that were not included in the computation of diluted EPS for the nine month period ended September 30, 2000 because the options' exercise price was greater than the average market price of the common stock.

8.   Guarantor and Nonguarantor Financial Statements

     In connection with the IDP acquisition and as part of the related financing, the Company and newly formed Dutch subsidiary, Flowserve Finance B.V., issued an aggregate of $375 million of U.S. dollar-denominated senior subordinated notes (the U.S. dollar Notes and the Euro Notes), in private placements pursuant to Rule 144A and Regulation S. The U.S. dollar Notes and the Euro Notes are general unsecured obligations of the Company and Flowserve Finance B.V., respectively, subordinated in right of payment to all existing and future senior indebtedness of the Company and Flowserve Finance B.V., respectively, and guaranteed on a full, unconditional, joint and several basis by the Company's wholly-owned domestic subsidiaries and, in the case of the Euro Notes, by the Company.

     The following consolidating financial information presents:

(1) Consolidating balance sheet as of September 30, 2001 and the related statements of income and cash flows for the nine months ended September 30, 2001 of (a) Flowserve Corporation, the parent, (b) Flowserve Finance B.V.,
     (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries, and the Company on a consolidated basis, and

(2) Consolidating balance sheet as of December 31, 2000 and the related statements of income and cash flows for the nine months ended September 30, 2000, of (a) Flowserve Corporation, the parent, (b) Flowserve Finance B.V.,
     (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries, and the Company on a consolidated basis, and

(3) Elimination entries necessary to consolidate Flowserve Corporation, the parent, with Flowserve Finance, B.V., guarantor and nonguarantor subsidiaries.

     Investments in subsidiaries are accounted for by the parent using the equity method of accounting. The guarantor and nonguarantor subsidiaries are presented on a combined basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Separate financial statements for the guarantor subsidiaries and the nonguarantor subsidiaries are not presented because management believes such financial statements would not be meaningful to investors.

     Effective January 1, 2001, the Company effected a domestic legal reorganization. This primarily resulted in a reclassification between the parent and guarantor subsidiaries.

                              FLOWSERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Amounts in thousands)
                        CONSOLIDATING STATEMENT OF INCOME
                  For the nine months ended September 30, 2001
                                   (unaudited)

                                                Flowserve
                                                 Finance        Guarantor      Nonguarantor                   Consolidated
                                  Parent           B.V.        Subsidiaries    Subsidiaries   Eliminations        Total
                               -----------     -----------     ------------    ------------   ------------    -----------
Sales                          $        --     $        --     $   876,873     $   591,326    $   (89,980)    $ 1,378,219
Cost of sales                           --              --         621,030         401,603        (89,980)        932,653
                               -----------     -----------     -----------     -----------    -----------     -----------
Gross profit                            --              --         255,843         189,723             --         445,566
    Selling, general and
    administrative expense              --              --         213,455          91,219             --         304,674
    Integration expense                 --              --          39,122          10,718             --          49,840
                               -----------     -----------     -----------     -----------    -----------     -----------
Operating income                        --              --           3,266          87,786             --          91,052
    Net interest expense            14,997           1,730          64,752          10,018             --          91,497
    Other (income) expense,
    net                               (579)              2         (22,306)         22,602             --            (281)
    Equity in loss of
    subsidiaries                     9,606              --              --              --         (9,606)             --
                               -----------     -----------     -----------     -----------    -----------     -----------
Net (loss) earnings before
income taxes                       (24,024)         (1,732)        (39,180)         55,166          9,606            (164)
(Benefit) provision for
income taxes                       (23,919)             --         (14,000)         37,860             --             (59)
                               -----------     -----------     -----------     -----------    -----------     -----------
Net (loss) earnings            $      (105)    $    (1,732)    $   (25,180)    $    17,306    $     9,606     $      (105)
                               ===========     ===========     ===========     ===========    ===========     ===========

                              FLOWSERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Amounts in thousands)
                        CONSOLIDATING STATEMENT OF INCOME
                  For the nine months ended September 30, 2000
                                   (unaudited)

                                                 Flowserve
                                                  Finance         Guarantor       Nonguarantor                    Consolidated
                                  Parent            B.V.         Subsidiaries     Subsidiaries    Eliminations        Total
                               ------------     ------------     ------------     ------------    ------------     ------------
Sales                          $    118,626     $         --     $    565,437     $    374,302    $    (61,798)    $    996,567
Cost of sales                        86,637               --          388,598          250,617         (61,798)         664,054
                               ------------     ------------     ------------     ------------    ------------     ------------
Gross profit                         31,989               --          176,839          123,685              --          332,513
    Selling, general and
    administrative expense           39,351               --          135,742           75,344              --          250,437
    Integration expense               4,242               --            5,844              384              --           10,470
    Restructuring expense             6,846               --            7,649            2,607              --           17,102
                               ------------     ------------     ------------     ------------    ------------     ------------
Operating (loss) income             (18,450)              --           27,604           45,350              --           54,504
    Net interest expense              7,322              129           25,915            2,946              --           36,312
    Other (income) expense,
    net                                (955)              --          (10,996)           9,777              --           (2,174)
    Equity in earnings of
    subsidiaries                    (28,225)              --               --               --          28,225               --
                               ------------     ------------     ------------     ------------    ------------     ------------
Net earnings (loss) before
income taxes                          3,408             (129)          12,685           32,627         (28,225)          20,366
(Benefit) provision for
income taxes                         (9,223)              --            5,299           10,725              --            6,801
                               ------------     ------------     ------------     ------------    ------------     ------------
Net earnings (loss) before
extraordinary items                  12,631             (129)           7,386           21,902         (28,225)          13,565
Extraordinary items, net of
tax                                   1,133               --              934               --              --            2,067
                               ------------     ------------     ------------     ------------    ------------     ------------
Net earnings (loss)            $     11,498     $       (129)    $      6,452     $     21,902    $    (28,225)    $     11,498
                               ============     ============     ============     ============    ============     ============

                              FLOWSERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Amounts in thousands)
                           CONSOLIDATING BALANCE SHEET
                               September 30, 2001
                                   (unaudited)



                                                     Flowserve
                                                      Finance        Guarantor    Nonguarantor                  Consolidated
                                        Parent          B.V.        Subsidiaries  Subsidiaries    Eliminations      Total
                                      -----------    -----------    -----------   ------------    ------------   -----------
Current assets:
    Cash and cash equivalents         $        --    $        --    $        --    $    30,319    $    (5,463)   $    24,856
    Intercompany receivables               58,250             --         62,557         87,477       (208,284)            --
    Accounts receivable, net                   --             --        263,552        205,612             --        469,164
    Inventories                                --             --        204,805        138,436             --        343,241
    Current deferred tax asset                 --             --         39,196          2,211             --         41,407
    Prepaid expenses                           --             --         14,821         12,011             --         26,832
                                      -----------    -----------    -----------    -----------    -----------    -----------
         Total current assets              58,250             --        584,931        476,066       (213,747)       905,500
Property, plant and
equipment, net                                 --             --        203,244        161,524             --        364,768
Investment in subsidiaries                461,072             --        500,822             --       (961,894)            --
Intercompany receivables                  863,770         87,161         17,143         31,065       (999,139)            --
Goodwill, net                                  --             --        429,829        107,171             --        537,000
Other intangible assets, net                   --             --        116,841         16,249             --        133,090
Other assets                               35,144          4,339        108,892          9,809             --        158,184
                                      -----------    -----------    -----------    -----------    -----------    -----------
         Total assets                 $ 1,418,236    $    91,500    $ 1,961,702    $   801,884    $(2,174,780)   $ 2,098,542
                                      ===========    ===========    ===========    ===========    ===========    ===========

Current liabilities:
    Accounts payable                  $     2,277    $        --    $    73,225    $    87,135    $    (5,463)   $   157,174
    Intercompany payables                  15,670          2,207         82,969        107,438       (208,284)            --
    Income taxes                           (8,499)            --         11,049         (2,550)            --             --
    Accrued liabilities                    20,758            464        103,994         72,045             --        197,261
    Long-term debt due
    within one year                        36,611             --              2             --             --         36,613
                                      -----------    -----------    -----------    -----------    -----------    -----------
         Total current
         liabilities                       66,817          2,671        271,239        264,068       (213,747)       391,048

Long-term debt due after one year       1,068,618         90,011            170             51             --      1,158,850
Intercompany payables                          --            947        858,976        139,216       (999,139)            --
Post-retirement benefits and
deferred items                                 --             --        199,981         59,084             --        259,065

Shareholders' equity:
Serial preferred stock                         --             --             --             --             --             --
Common stock                               51,856             --              2        182,331       (182,333)        51,856
Capital in excess of par value             65,624             --        349,411         72,990       (422,401)        65,624
Retained earnings (deficit)               357,390         (2,075)       283,192        139,904       (421,021)       357,390
                                      -----------    -----------    -----------    -----------    -----------    -----------
                                          474,870         (2,075)       632,605        395,225     (1,025,755)       474,870
Treasury stock at cost                    (83,529)            --             --             --             --        (83,529)
Deferred compensation
obligation                                     --             --          6,778             --             --          6,778
Accumulated other
comprehensive loss                       (108,540)           (54)        (8,047)       (55,760)        63,861       (108,540)
                                      -----------    -----------    -----------    -----------    -----------    -----------
         Total shareholders' equity       282,801         (2,129)       631,336        339,465       (961,894)       289,579
                                      -----------    -----------    -----------    -----------    -----------    -----------
         Total liabilities and
         shareholders' equity         $ 1,418,236    $    91,500    $ 1,961,702    $   801,884    $(2,174,780)   $ 2,098,542
                                      ===========    ===========    ===========    ===========    ===========    ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Amounts in thousands)
                           CONSOLIDATING BALANCE SHEET
                                December 31, 2000



                                                   Flowserve
                                                    Finance          Guarantor       Nonguarantor                     Consolidated
                                    Parent           B.V.           Subsidiaries     Subsidiaries    Eliminations         Total
                                 -------------    -------------    -------------    -------------    -------------    -------------
Current assets:

 Cash and cash equivalents       $          --    $          --    $          --    $      50,239    $      (7,898)   $      42,341
 Intercompany receivables               23,530               --           33,252          104,836         (161,618)              --
 Accounts receivable, net               20,767               --          224,746          241,761               --          487,274
 Inventories                            10,432               --          181,258          114,268               --          305,958
 Current deferred tax asset                 --               --           38,765              961               --           39,726
 Prepaid expenses                        6,261               --           12,216            4,276               --           22,753
                                 -------------    -------------    -------------    -------------    -------------    -------------
      Total current assets              60,990               --          490,237          516,341         (169,516)         898,052
Property, plant and
equipment, net                          34,332               --          189,978          181,102               --          405,412
Investment in subsidiaries             784,893               --          443,092               --       (1,227,985)              --
Intercompany receivables               501,286           90,112           10,849           21,598         (623,845)              --
Goodwill, net                            7,814               --          459,983           46,644               --          514,441
Other intangible assets, net                --               --          114,129           17,201               --          131,330
Other assets                            52,991            4,865           97,861            5,191               --          160,908
                                 -------------    -------------    -------------    -------------    -------------    -------------
              Total assets       $   1,442,306    $      94,977    $   1,806,129    $     788,077    $  (2,021,346)   $   2,110,143
                                 =============    =============    =============    =============    =============    =============

Current liabilities:
    Accounts payable             $       5,588    $           1    $      76,910    $      97,766    $      (7,899)   $     172,366
    Intercompany payables               33,973            2,279           20,704          104,658         (161,614)              --
    Income taxes                         4,679               --            2,928           (7,607)              --               --
    Accrued liabilities                 13,443              111          120,729          110,202             (932)         243,553
    Long-term debt due
    within one year                     18,000               --               90                8               --           18,098
                                 -------------    -------------    -------------    -------------    -------------    -------------
Total current liabilities               75,683            2,391          221,361          305,027         (170,445)         434,017

Long-term debt due after one
year                                 1,018,063           92,958                2               85               --        1,111,108
Intercompany payables                      131               --          468,840          154,873         (623,844)              --
Post-retirement benefits and
deferred items                          50,062               --          166,187           42,926              932          260,107

Shareholders' equity:
Serial preferred stock                      --               --               --               --               --               --
Common stock                            51,856               --                2          197,582         (197,584)          51,856
Capital in excess of par
value                                   65,785               --          676,035           89,489         (765,524)          65,785
Retained earnings (deficit)            357,495             (343)         285,998          138,332         (423,987)         357,495
                                 -------------    -------------    -------------    -------------    -------------    -------------
                                       475,136             (343)         962,035          425,403       (1,387,095)         475,136
Treasury stock at cost                 (92,545)              --             (613)           2,246           (1,633)         (92,545)
Deferred compensation
obligation                                  --               --            6,544               --               --            6,544
Accumulated other
comprehensive loss                     (84,224)             (29)         (18,227)        (142,483)         160,739          (84,224)
                                 -------------    -------------    -------------    -------------    -------------    -------------
     Total shareholders'
     equity                            298,367             (372)         949,739          285,166       (1,227,989)         304,911
                                 -------------    -------------    -------------    -------------    -------------    -------------
     Total liabilities and
     shareholders' equity        $   1,442,306    $      94,977    $   1,806,129    $     788,077    $  (2,021,346)   $   2,110,143
                                 =============    =============    =============    =============    =============    =============

                              FLOWSERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Amounts in thousands)
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                  For the nine months ended September 30, 2001
                                   (unaudited)


                                                             Flowserve
                                                              Finance       Guarantor     Nonguarantor                  Consolidated
                                                Parent         B.V.        Subsidiaries   Subsidiaries    Eliminations     Total
                                              -----------   -----------    ------------   ------------    ------------  -----------
Cash Flows - Operating Activities:
         Net (loss) earnings                  $      (105)  $    (1,732)   $   (25,180)   $    17,306    $     9,606    $      (105)
Adjustments to reconcile net (loss)
earnings to cash (used) provided by
operating activities:
    Depreciation                                       --            --         21,688         15,064             --         36,752
    Amortization                                       --            --         16,267          2,695             --         18,962
    Net gain on sale of fixed assets                   --            --            (87)          (349)            --           (436)
Change in operating assets and liabilities:
    Accounts receivable                              (200)           --        (19,361)        28,508             --          8,947
    Inventories                                    (5,759)           --        (10,264)       (32,006)            --        (48,029)
    Intercompany receivable and
    payable                                       (35,016)          858         47,512         28,999        (42,353)            --
    Prepaid expenses                                  877            --         (4,063)         1,119             --         (2,067)
    Other assets                                    7,482           359         27,965        (39,219)            --         (3,413)
    Accounts payable                                4,376            --        (15,275)        (9,956)         3,396        (17,459)
    Accrued liabilities                            13,837           351        (33,770)       (36,635)            --        (56,217)
    Income taxes                                  (13,481)           --         11,779         (1,497)            --         (3,199)
    Post-retirement benefits and
    deferred items                                (16,982)           --         (2,747)        14,042             --         (5,687)
    Net deferred taxes                               (238)           --         (2,759)         2,313             --           (684)
                                              -----------   -----------    -----------    -----------    -----------    -----------
    Net cash used (provided) by
    operating activities                          (45,209)         (164)        11,705         (9,616)       (29,351)       (72,635)
                                              -----------   -----------    -----------    -----------    -----------    -----------
Cash Flows - Investing Activities:
    Capital expenditures                               --            --        (16,852)       (11,493)            --        (28,345)
    Disposal of assets                                 --            --          5,162          3,291             --          8,453
    Change in investments in
    subsidiaries                                  (32,748)           --             --             --         32,748             --
                                              -----------   -----------    -----------    -----------    -----------    -----------
Net cash flows used by investing
activities                                        (32,748)           --        (11,690)        (8,202)        32,748        (19,892)
                                              -----------   -----------    -----------    -----------    -----------    -----------
Cash Flows - Financing Activities:
    Payments on long-term debt                    (17,311)           --             --            170             --        (17,141)
    Proceeds from long-term debt                   86,170            --             --             --             --         86,170
    Proceeds from stock option
    exercises                                       9,098           164             --            797           (962)         9,097
                                              -----------   -----------    -----------    -----------    -----------    -----------
Net cash flows provided (used) by
financing activities                               77,957           164             --            967           (962)        78,126
Effect of exchange rate changes on
cash                                                   --            --            (15)        (3,069)            --         (3,084)
                                              -----------   -----------    -----------    -----------    -----------    -----------
Net change in cash and cash
equivalents                                            --            --             --        (19,920)         2,435        (17,485)
Cash and cash equivalents at
beginning of year                                      --            --             --         50,239         (7,898)        42,341
                                              -----------   -----------    -----------    -----------    -----------    -----------
Cash and cash equivalents at end of
period                                        $        --   $        --    $        --    $    30,319    $    (5,463)   $    24,856
                                              ===========   ===========    ===========    ===========    ===========    ===========

                              FLOWSERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Amounts in thousands)
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                  For the nine months ended September 30, 2000
                                   (unaudited)



                                                             Flowserve
                                                              Finance       Guarantor      Nonguarantor                 Consolidated
                                                Parent          B.V.       Subsidiaries    Subsidiaries  Eliminations      Total
                                              -----------   -----------    ------------    ------------  ------------   ------------
Cash Flows - Operating Activities:
    Net earnings (loss)                       $    11,498   $      (128)   $     6,452    $    21,901    $   (28,225)   $    11,498
Adjustments to reconcile net earnings
to cash (used) provided by operating
activities:
    Depreciation                                    4,698            --         13,319          7,849             --         25,866
    Amortization                                      351            --          6,248          1,945             --          8,544
    Net (gain) loss on sale of fixed
    assets                                             --            --             87           (101)            --            (14)
Change in operating assets and liabilities,
net of effects of acquisitions and
dispositions:
    Accounts receivable                            (6,501)           --         (7,788)         2,920             --        (11,369)
    Inventories                                     9,271            --        (30,143)            91             --        (20,781)
    Intercompany receivable and
    payable                                      (632,814)      (82,183)       399,184       (258,785)       574,598             --
    Prepaid expenses                               (2,121)           --          1,599         16,533         (4,640)        11,371
    Other assets                                   28,421        (4,671)        (6,580)       (18,089)            --           (919)
    Accounts payable                               (1,177)           --          1,254         (6,598)        (1,524)        (8,045)
    Accrued liabilities                            12,071            38         19,588        (32,887)            --         (1,190)
    Income taxes                                   (4,750)           --           (810)        (1,444)         1,220         (5,784)
    Post-retirement benefits and
    deferred items                                 16,862            --         (2,074)          (273)            --         14,515
    Net deferred taxes                                 --            --         14,605         (6,073)            --          8,532
                                              -----------   -----------    -----------    -----------    -----------    -----------
Net cash (used) provided by operating
activities                                       (564,191)      (86,944)       414,941       (273,011)       541,429         32,224
                                              -----------   -----------    -----------    -----------    -----------    -----------
Cash Flows - Investing Activities:
    Capital expenditures                           (5,650)           --         (5,263)        (5,506)            --        (16,419)
    Disposal of assets                                 --            --             59             21             --             80
    Payments for acquisitions, net of
    cash acquired                                (560,312)           --       (226,044)            --             --       (786,356)
                                              -----------   -----------    -----------    -----------    -----------    -----------
Net cash flows used in investing
activities                                       (565,962)           --       (231,248)        (5,485)            --       (802,695)
                                              -----------   -----------    -----------    -----------    -----------    -----------
Cash Flows - Financing Activities:
    Net (repayments) borrowings of
    short-term debt                                 4,396            --            (90)        (4,306)            --             --
    Payment on long-term debt                    (148,108)           --       (278,598)            --             --       (426,706)
    Proceeds from long-term debt                1,184,804        86,949             --             --             --      1,271,753
    Payment of debt issuance costs                (46,474)           --             --             --             --        (46,474)
    Proceeds from stock option
    exercises                                         637            --             --             --             --            637
    Other activity                                134,898            --         94,106        312,033       (541,037)            --
                                              -----------   -----------    -----------    -----------    -----------    -----------
Net cash flows provided (used) by
financing activities                            1,130,153        86,949       (184,582)       307,727       (541,037)       799,210
Effect of exchange rate changes on cash                --            (5)            --         (2,372)            --         (2,377)
Net change in cash and cash equivalents                --            --           (889)        26,859            392         26,362
Cash and cash equivalents at beginning
of year                                                --            --            889         29,966           (392)        30,463
                                              -----------   -----------    -----------    -----------    -----------    -----------
Cash and cash equivalents at end of
period                                        $        --   $        --    $        --    $    56,825    $        --    $    56,825
                                              ===========   ===========    ===========    ===========    ===========    ===========

9.   Segment Information

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

     Amounts classified as All Other include Corporate Headquarters costs and other minor entities that are not considered separate segments. The results for IDP are included in the Flowserve Pump Division and a portion of its service business in Flow Solutions Division from the date of acquisition. The Company evaluates segment performance and allocates resources based on profit or loss excluding integration and restructuring expenses (special items), interest expense, other income or expense, income taxes and extraordinary items. Intersegment sales and transfers are recorded at cost plus a profit margin. Minor reclassifications have been made to certain previously reported information to conform to the current business configuration.



                                               Flowserve         Flow                                             Consolidated
Three months ended September 30, 2001            Pump          Solutions       Flow Control      All Other            Total
                                             ------------     ------------     ------------     ------------      ------------
Sales to external customers                  $    245,927     $    152,508     $     69,828     $      1,342      $    469,605
Intersegment sales                                  1,892            5,845            1,864           (9,601)               --
Segment operating income (before special
items)                                             26,979           23,491            8,509           (7,663)           51,316



                                                     Flowserve          Flow                                           Consolidated
Three months ended September 30, 2000                   Pump          Solutions       Flow Control      All Other          Total
                                                    ------------     ------------     ------------     ------------    ------------
Sales to external customers                         $    194,270     $    146,881     $     69,332     $      1,622    $    412,105
Intersegment sales                                         5,539            2,635            2,215          (10,389)             --
Segment operating income (before special items)           17,287           17,314            7,493           (7,837)         34,257



A reconciliation of total segment operating income before special items to consolidated earnings before income taxes follows:


                                                         Three Months Ended September 30,
                                                             2001               2000
                                                         --------------   ---------------
Total segment operating income (before special items)     $     58,979     $     42,094
Corporate expenses and other                                     7,663            7,837
Integration expense                                             13,757           10,470
Restructuring expense                                               --           17,102
Net interest expense                                            28,326           23,423
Other expense                                                      119              299
                                                          ------------     ------------
Net earnings (loss) before income taxes                   $      9,114     $    (17,037)
                                                          ============     ============


                                              Flowserve         Flow            Flow                         Consolidated
Nine months ended September 30, 2001            Pump          Solutions        Control        All Other          Total
------------------------------------         -----------     -----------     -----------    ------------      -----------
Sales to external customers                  $   706,530     $   464,248     $   203,577     $     3,864      $ 1,378,219
Intersegment sales                                 4,621          16,483           6,015         (27,119)              --
Segment operating income (before special
items)                                            74,952          64,197          25,383         (23,640)         140,892

Identifiable assets                          $ 1,349,641     $   456,675     $   218,938     $    73,288      $ 2,098,542



                                               Flowserve         Flow              Flow                           Consolidated
Nine months ended September 30, 2000             Pump          Solutions         Control         All Other            Total
------------------------------------         ------------     ------------     ------------     ------------      ------------
Sales to external customers                  $    347,123     $    445,614     $    199,086     $      4,744      $    996,567
Intersegment sales                                  8,431           12,334            7,663          (28,428)               --
Segment operating income (before special
items)                                             27,395           52,664           23,688          (21,671)           82,076

Identifiable assets                          $  1,342,266     $    419,302     $    203,168     $     81,536      $  2,046,272




     A reconciliation of total segment operating income before special items to consolidated (loss) earnings before income taxes follows:


                                                         Nine Months Ended September 30,
                                                              2001              2000
                                                          ------------      ------------
Total segment operating income (before special items)     $    164,532      $    103,747
Corporate expenses and other                                    23,640            21,671
Integration expense                                             49,840            10,470
Restructuring expense                                               --            17,102
Net interest expense                                            91,497            36,312
Other income                                                      (281)           (2,174)
                                                          ------------      ------------
Net (loss) earnings before income taxes                   $       (164)     $     20,366
                                                          ============      ============

Item 2. Management's Discussion and Analysis

     In general, results for the third quarter of 2001 and the nine months ended September 30, 2001 were higher than the corresponding period in the previous year due to the Company's acquisition of Ingersoll-Dresser Pump Company (IDP) on August 8, 2000. This acquisition is discussed in further detail in the Liquidity and Capital Resources section of this Management Discussion and Analysis. Pro forma results referenced throughout this discussion give effect as if the Company's August 2000 acquisition of IDP had been completed on January 1, 2000 and includes purchase accounting adjustments and estimated financing costs. Special items in 2001 include integration expense. Special items in 2000 include integration expense, restructuring expense and extraordinary items.

Results Of Operations - Three Months Ended September 30, 2001

     Sales increased 14.0% to $469.6 million for the three months ended September 30, 2001, compared with $412.1 million for the same period in 2000. Sales were about flat with the third quarter of 2000 pro forma sales of $470.5 million. Sales were positively impacted by higher bookings during the quarter and a strong backlog. However, sales were negatively impacted by the disruption following the September 11th terrorist attacks, which caused a reduction in quick turnaround business, inability to ship due to delays in customer travel for witness inspections, and supplier and other shipping delays. Additionally, sales were impacted by an unfavorable currency translation of approximately 1.6%, weaker conditions in the chemical and general industry sectors, the divestiture of product lines in 2000 to comply with the Department of Justice consent decree to acquire IDP and the closure or sale of several service operations. The change in sales is discussed further in the following section on Business Segments. Net sales to international customers, including export sales from the U.S., increased sequentially from the previous quarter to 48%, but were similar to the third quarter of 2000.

     Bookings, or incoming orders for which there are purchase commitments, were $485.6 million, 21.7% higher than the third quarter of 2000 when bookings were $399.2 million. Excluding negative currency translation, bookings increased approximately 7.3% compared with last year's third quarter pro forma of $461.1 million. This reflects the second consecutive quarter-over-quarter improvement in bookings. The improvement reflects strength in the petroleum, power and water markets during the quarter. Bookings activity in the chemical and general industrial segments of the business was soft throughout the quarter. Bookings might have improved further absent the adverse impact of the September 11th events. The quick turnaround business, including MRO, manual valves, parts, seals and ISO and ANSI pump bookings, slowed after the terrorist attacks as many of the Company's customers instituted tighter security measures at their plant sites. At September 30, 2001, backlog was $756.4 million, an increase of 2.4% compared with the second quarter and an increase of 14.7% compared to year end 2000.

Business Segments

     Flowserve manages its operations through three business segments: Flowserve Pump Division (FPD) for engineered and industrial pumps; Flow Solutions Division
(FSD) for precision mechanical seals and flow management services; and Flow Control Division (FCD) for automated and manual quarter-turn valves, control valves, nuclear valves and valve actuators.

     Sales and operating income before special items for each of the three business segments are:



                                Flowserve Pump Division
                             ------------------------------
                                  Three Months Ended
                                    September 30,
(In millions of dollars)         2001             2000
                             ------------     ------------
Sales                        $      247.8     $      199.8
Operating income (before
special items)                       27.0             17.3

     The sales increase in 2001 was due to the acquisition of IDP. On a pro forma basis, revenues were $243.6 million in the third quarter of 2000. FPD sales improved over pro forma levels despite impacts of negative currency of 1.7% and the September 11th terrorist attacks, largely due to higher bookings and a larger backlog at the beginning of the quarter. After the September 11th terrorist attacks, there was a reduction in quick turnaround business, an inability to ship due to delays in customer travel for witness inspections, and supplier and other shipping delays.

     Operating income, before special items, increased 56.1% to $27.0 million from the prior period of $17.3 million, and 169.8% from pro forma results of $10.0 million. Operating income as a percentage of sales increased to 10.9% in 2001 from 8.7% in the prior year period and 4.1% in 2000 on a pro forma basis. The increase primarily resulted from the synergy savings realized from the IDP integration activities.



                                 Flow Solutions Division
                              ------------------------------
                                    Three Months Ended
                                      September 30,
                              ------------------------------
(In millions of dollars)           2001           2000
----------------------------- --------------- --------------
Sales                            $ 158.4        $ 149.5
Operating   income  (before
special items)                      23.5           17.3

     Sales were higher than the prior year period primarily due to the inclusion of a portion of IDP's service repair business in 2001. Pro forma sales were $164.1 million in the third quarter of 2000. The decrease from pro forma sales was due to unfavorable currency translation of 1.4%, the slowdown in quick turnaround business after the September 11th terrorist attacks and the closure or sale of several service operations.

     Operating income before special items of $23.5 million increased 35.5% compared with prior year and 16.2% compared with pro forma results. Operating income before special items, as a percentage of sales, increased to 14.8% from 11.6% in 2000 on an as reported basis and 12.3% on a pro forma basis. This improvement reflects the benefits of the integration of service operations and the consolidation of the North American seal business.


                                   Flow Control Division
                              ------------------------------
                                    Three Months Ended
                                      September 30,
                              ------------------------------
(In millions of dollars)           2001           2000
----------------------------- --------------- --------------
Sales                              $ 71.7        $ 71.5
Operating   income  (before
special items)                        8.5           7.5

     Sales increased slightly over the prior year despite an unfavorable currency translation which reduced sales by about 1.4%, and the slowdown in quick turnaround manual valve sales after the September 11th events.

     Operating income of $8.5 million improved from the prior year. Operating income as a percentage of sales was 11.9% in the third quarter of 2001, compared with 10.5% in 2000. The improvement in profitability reflects the impact of continued efficiency improvements, which resulted in cost reductions.

Consolidated Results

     Gross profit of $152.3 million increased 8.8% compared with the prior year period on a pro forma basis despite relatively flat sales. Gross profit increased 17.1% compared with the same prior year period as reported. The gross profit margin was 32.4% for the three months ended September 30, 2001, compared with 31.6% for the same period in 2000. The Company's margin increased 260 basis points when compared to the third quarter 2000 pro forma margin of 29.8%. This improvement primarily resulted from manufacturing integration synergies.

     Selling, general and administrative expense of $101.0 million declined 8.3% from the prior year period pro forma. Selling, general and administrative expense, as a percentage of net sales, was 21.5% for the quarter ended September 30, 2001, compared with 23.3% in the prior year period and 23.4% in 2000 on a pro forma basis. The decrease from the prior year percentages was generally due to IDP integration savings including benefits of sales force reductions and the closure of the IDP headquarters.

     Operating income increased more than 450 percent to $37.6 million in the third quarter of 2001 compared with $6.7 million in the year ago period. Operating income, before special items of $51.3 million, increased 49.8% over reported and 71.9% over pro forma quarterly comparisons. The improvement principally reflects synergy benefits related to the acquisition and integration of IDP.

     Net interest expense during the third quarter of 2001 was $28.3 million, compared with $23.4 million in the same period in 2000 due to a full quarter of debt related to the acquisition of IDP in this year's third quarter compared with only about two months in last year's third quarter, partially offset by lower interest rates on the Company's debt.

     The Company's effective tax rate for the third quarter of 2001 was 36.0% compared with 35.8% in the third quarter of 2000.

     Extraordinary items in 2000 of $2.1 million, net of tax of $1.2 million, represent the after tax impact of writing off deferred financing fees and prepayment penalties associated with refinancing the Company's debt in conjunction with the IDP acquisition.

     Earnings before special items more than doubled in the third quarter of 2001 to $14.6 million, or $0.38 per share. This compares with earnings before special items of $6.7 million, or $0.18 per share, in the third quarter of 2000 and a pro forma loss, before special items, of $3.6 million, or $0.10 per share, in the same period. Special items of $13.8 million in the third quarter of 2001 related to period costs associated with the integration of IDP. Special items in 2000 related to integration expenses, restructuring expenses and extraordinary items. Net earnings for the third quarter of 2001 were $5.8 million, or $0.15 per share, compared to a loss of $13.0 million, or $0.34 per share, for the same period in 2000 and a pro forma loss of $23.3 million, or $0.62 per share, in the same period.

Results Of Operations - Nine Months Ended September 30, 2001

     Sales increased 38.3% to $1,378.2 million for the nine months ended September 30, 2001, compared with $996.6 million for the same period in 2000. Pro forma sales in 2000, which include the results of IDP, were $1,418.4 million. Sales for 2001 compared to the prior year on a pro forma basis were adversely affected by an unfavorable currency translation of approximately 2.4%, inefficiencies resulting from the integration of IDP, the divestiture of product lines in late 2000 to comply with the Department of Justice consent decree to acquire IDP and the closure or sale of several service operations. Additionally, sales in the third quarter of 2001 were adversely impacted by the disruption following the September 11th terrorist attack, which caused a reduction in quick turnaround business, an inability to ship due to delays in customer travel for witness inspections, and supplier and other shipping delays. The change in sales is discussed further in the following section on Business Segments. Net sales to international customers, including export sales from the U.S., were similar to the prior year at 46%.

     Bookings, or incoming orders for which there are purchase commitments, were $1,522.7 million, or 49.4%, higher than the prior year when bookings were $1,019.3 million. Pro forma bookings in the prior year were $1,534.5 million. Excluding negative currency impacts, bookings increased 1.7% compared with pro forma results. Year-to-date bookings were relatively strong in the petroleum, power and water markets and reflect increasing project activity. Bookings activity was mixed-to-slightly weaker in the chemical and general industrial markets. Bookings might have improved further had it not been for the adverse impact of the

September 11th events. The quick turnaround business, including MRO, manual valves, parts, seals and ISO and ANSI pump bookings, slowed after the terrorist attacks as many of the Company's customers instituted tighter security measures at their plant sites. Backlog was $756.4 million at September 30, 2001, an increase of 14.7% compared with year end 2000.

Business Segments

     Sales and operating income before special items for each of the three business segments are:

                                   Flowserve Pump Division
                               ------------------------------
                                     Nine Months Ended
                                       September 30,
                               ------------------------------
(In millions of dollars)            2001           2000
-----------------------------  --------------- --------------
Sales                             $ 711.2        $ 355.6
Operating income (before
special items)                       75.0           27.4

     The sales increase in 2001 was due to the acquisition of IDP. On a pro forma basis, revenues were $731.9 million in 2000. The sales decrease on a pro forma basis resulted from unfavorable currency translation, which reduced sales by about 2.8% year-over-year, the September 11th events, which delayed witness inspections and supplier deliveries, temporary inefficiencies associated with the integration of IDP in the first half of the year, and divestiture of product lines in late 2000 to comply with the Department of Justice consent decree.

     Operating income, before special items, increased 173.6% from prior period results of $27.4 million and 263.7% from pro forma results of $20.6 million. Operating income, before special items, as a percentage of sales, increased to approximately 10.5% in 2001 from 7.7% in the prior year period and 2.8% in 2000 on a pro forma basis. The increase primarily resulted from the synergy savings realized from the IDP integration activities.

                                  Flow Solutions Division
                               ------------------------------
                                     Nine Months Ended
                                       September 30,
                               ------------------------------
(In millions of dollars)             2001           2000
-----------------------------  --------------- --------------
Sales                              $ 480.7        $ 457.9
Operating income (before
special items)                        64.2           52.7

     Sales were higher than the prior year period primarily due to the inclusion of a portion of IDP's service repair business in 2001. Pro forma sales were $503.4 million in 2000. The decrease from pro forma sales is due to unfavorable currency translation of 1.8%, the reduction in quick turnaround seal shipments after the September 11th events, the closure or sale of several service operations and temporary integration dissynergies in the first half of 2001.

     Operating income, before special items of $64.2 million, was 21.8% above prior year results and 6.5% above pro forma results. Operating income before special items, as a percentage of sales, increased to 13.4% from 11.5% in 2000 on an as reported basis and 12.0% on a pro forma basis. The improvement in the operating margin reflects the benefits of the integration of the service operations and the consolidation of the North American seal business. Partially offsetting the improvements were integration inefficiencies at the service operations and period costs related to the previously announced restructuring of the seal business in the first half of the year.

                                   Flow Control Division
                               ------------------------------
                                     Nine Months Ended
                                       September 30,
                               ------------------------------
(In millions of dollars)            2001           2000
-----------------------------  --------------- --------------
Sales                             $ 209.6        $ 206.7
Operating income (before
special items)                       25.4           23.7

     Sales increased slightly over the prior year despite an unfavorable currency translation, which reduced sales by about 2.3% and the slowdown in quick turnaround manual valve sales after the September 11th events.

     Operating income of $25.4 million increased 7.1% compared with the prior year. Operating income as a percentage of sales was 12.1% in the first nine months of 2001, compared with 11.5% in 2000. The improved operating margin in 2001 was primarily due to efficiency improvements, which resulted in cost reductions

Consolidated Results

     The gross profit of $445.6 million increased 4.7% compared with the prior year period on a pro forma basis despite a 2.8% reduction in sales. The gross profit increased 34.0% from the prior year as reported reflecting the IDP acquisition. The gross profit margin was 32.3% for the nine months ended September 30, 2001, compared with 33.4% for the same period in 2000. The decrease was primarily due to the acquisition of IDP as IDP's margins historically are lower than those for the balance of the Company. The Company's margin increased 230 basis points when compared to the 2000 pro forma margin of 30.0%. This improvement primarily resulted from manufacturing integration synergies.

     Selling, general and administrative expense of $304.7 million declined 11.0% from the prior year pro forma. Selling, general and administrative expense as a percentage of net sales was 22.1% for the nine months ended September 30, 2001, compared with 25.1% in the prior year period and 24.2% in 2000 on a pro forma basis. The decrease from the prior year percentages is due to IDP integration savings, including sales force reductions and the IDP headquarters closure, productivity improvements and other cost reduction initiatives.

     Operating income before special items of $140.9 million increased 71.7% over reported and 70.0% over pro forma yearly comparisons. The improvement generally reflects synergy benefits related to the acquisition and integration of IDP.

     Net interest expense during the first nine months of 2001 was $91.5 million, compared with $36.3 million in the same period in 2000 due to the increased borrowing levels required to acquire IDP and the amortization of deferred financing fees related to the new debt. Net interest expense has declined in each of the past three quarters due to lower borrowing rates. More than one-half of the debt is floating rate and the effective borrowing rates have declined.

     Other income was $0.3 million in the first nine months of 2001 compared with $2.2 million of income in the same period in 2000. The 2000 amounts resulted primarily from income recorded as a result of payment received on a note receivable which had been fully reserved and mark-to-market adjustments required at the time under the provisions of EITF No. 97-14 "Accounting for Deferred Compensation Agreements Where Amounts Earned are Held in a Rabbi Trust and Invested". Due to an amendment the Company made in the deferred compensation plans during the fourth quarter of 2000, this adjustment is no longer applicable.

     The Company's effective tax rate for the first nine months of 2001 was 36% compared with 32.9% in the prior year period. The increased tax rate reflects the acquisition of IDP which has a higher mix of business in higher taxed foreign countries.

     Extraordinary items in 2000 of $2.1 million, net of tax of $1.2 million, represent the after tax impact of writing off deferred financing fees and prepayment penalties associated with refinancing the Company's debt in conjunction with the IDP acquisition.

     Earnings before special items for the first nine months of 2001 were $31.8 million, or $0.83 per share, compared with a loss of $8.4 million, or $0.22 per share, in the same period of 2000 on a pro forma basis. Special items of $49.8 million in 2001 related to period costs associated with the integration of IDP. Special items in 2000 related to integration expenses, restructuring expenses, and extraordinary items. Net earnings for the first nine months of 2001 were a loss of $0.1 million, or $0.00 per share, compared to income of $11.5 million, or $0.30 per share, for the same period in 2000.

Restructuring

     In August 2000, in conjunction with the acquisition of IDP, the Company initiated a restructuring program designed to reduce costs and eliminate excess capacity by consolidating facilities. The Company's actions, approved and committed to in the third quarter of 2000, are expected to result in the net reduction of approximately 1,100 positions and are expected to result in at least $90 million in annual synergy savings upon estimated completion before the end of 2001. The Company expects the cost of achieving these synergies will be approximately $150 million. The program includes the closure of IDP's former headquarters, the closure or significant downsizing of a number of pump manufacturing facilities, service and repair centers, and reduction of sales and sales support personnel.

     The Company currently estimates that the costs associated with the restructuring portion of the program will be approximately $68 million. The Company had originally estimated these costs to be approximately $61 million. The increase from the original estimate is primarily due to updated actuarial information for post-retirement and pension expense relating to a plant closure. This increase was offset by a non-cash reclassification from the restructuring accrual to post-retirement benefits and pension liabilities which resulted in a net reduction to the accrual of $8.8 million during the fourth quarter of 2000. In the third quarter of 2001, the Company recorded a non-cash reclassification from the restructuring accrual to pension liabilities which resulted in a net reduction to the accrual of $2.1 million.

     The Company's current estimate of $68 million in restructuring cost is comprised of approximately $44 million which relates to the IDP operations acquired, of which $28 million has been capitalized in goodwill as part of the purchase price of IDP ($44 million of estimated costs less deferred tax effect of $16 million), while the remaining cost of $24 million relates to the Flowserve operations and was recorded as restructuring expense in the third quarter of 2000. As part of an agreement with the Department of Justice to acquire IDP, the Company was required to sell its Tulsa facility. Since this facility had been previously targeted for closure in the fourth quarter of 1999, this resulted in a non-cash reduction of the existing 1999 restructuring reserve of $5.3 million in the third quarter of 2000.

     The balance of the $150 million in costs will be recorded as integration expense as incurred. During the first nine months of 2001, the Company incurred $49.8 million in integration costs in conjunction with this program. The Company expects the integration activities will be substantially complete by the end of 2001.

     As of September 30, 2001, the program had resulted in a net reduction of approximately 1,100 employees.

     Expenditures charged to the 2000 restructuring reserve were:


                                                       Other
                                                       Exit
                                   Severance           Costs              Total
                                  ------------      ------------      ------------
Balance at August 16, 2000        $     45,980      $     14,832      $     60,812
Cash expenditures                      (18,645)           (2,434)          (21,079)
Net non-cash reduction                  (8,849)               --            (8,849)
                                  ------------      ------------      ------------
Balance at December 31, 2000      $     18,486      $     12,398      $     30,884
Cash expenditures                       (5,729)           (4,029)           (9,758)
                                  ------------      ------------      ------------
Balance at March 31, 2001         $     12,757      $      8,369      $     21,126
Cash expenditures                       (3,277)           (2,505)           (5,782)
                                  ------------      ------------      ------------
Balance at June 30, 2001          $      9,480      $      5,864      $     15,344
Cash expenditures                       (3,477)             (315)           (3,792)
Non-cash reduction                      (2,100)               --            (2,100)
                                  ------------      ------------      ------------
Balance at September 30, 2001     $      3,903      $      5,549      $      9,452
                                  ============      ============      ============


     In the fourth quarter of 1999, the Company initiated a restructuring program that included a one-time charge of $15.9 million recorded as restructuring expense. The restructuring charge related to the planned closure of 10 facilities and a reduction in workforce at those and other locations.

     During the third quarter of 2000, the restructuring reserve was reduced by $5.3 million. This was the result of plans to sell the aforementioned Tulsa facility that had been previously targeted for closure.

     The 1999 restructuring program resulted in a net reduction of approximately 261 employees at a cost of $12.9 million. In addition, exit costs associated with the facilities closings were $3.0 million.

     Expenditures charged to the 1999 restructuring reserve were:

                                                       Other
                                                       Exit
                                   Severance           Costs             Total
                                 ------------      ------------      ------------
Balance at December 24, 1999     $     12,900      $      2,960      $     15,860
Cash expenditures                        (102)               --              (102)
                                 ------------      ------------      ------------
Balance at December 31, 1999     $     12,798      $      2,960      $     15,758
Cash expenditures                      (6,766)           (1,932)           (8,698)
Non-cash reduction                     (4,364)           (1,028)           (5,392)
                                 ------------      ------------      ------------
Balance at December 31, 2000     $      1,668      $         --      $      1,668
Cash expenditures                        (495)               --              (495)
                                 ------------      ------------      ------------
Balance at March 31, 2001        $      1,173      $         --      $      1,173
Cash expenditures                        (682)               --              (682)
                                 ------------      ------------      ------------
Balance at June 30, 2001         $        491      $         --      $        491
Cash expenditures                        (491)               --              (491)
                                 ------------      ------------      ------------
Balance at
September 30, 2001               $         --      $         --      $         --
                                 ============      ============      ============

Liquidity and Capital Resources

     Cash flows from operating activities for the first nine months of 2001 were significantly below the same period in 2000, generally due to cash outflows associated with the IDP integration program, including restructuring and integration payments, higher interest payments attributable to the August 2000 acquisition of IDP and other increases in working capital. The primary reason for other increases in working capital was an increase in inventories in support of backlog for future shipments and increased finished goods safety stock to meet customer deliveries during the plant closure process.

     For the nine months ended September 30, 2001, the Company increased its bank borrowings by $69.1 million, primarily to fund integration expenses and increases in working capital. The Company believes that a portion of this increase in working capital is seasonal in nature. The Company expects that completion of its restructuring and integration program in the fourth quarter of 2001 as well as other projects should reduce such increases over time.

     Capital expenditures were $28.3 million during the first nine months of 2001, compared with $16.4 million in the first nine months of 2000. The spending was primarily related to integration activities including structures, realignment and equipment required at receiving facilities and product development. Cash proceeds on the disposal of assets associated with the IDP integration activities were $8.5 million for the first nine months of 2001.

     On July 5, 2001, the Company filed a Form S-3 Registration Statement with the SEC utilizing a shelf registration process for the offering and sale of up to $500 million of common stock, preferred stock, debt securities or guarantees of debt securities. On November 2, 2001, the Company announced its intention to issue approximately $150 million of common stock. Proceeds from the equity issuance will be used to repay the 12.25% Senior Subordinated Notes, subject to receipt of a consent from lenders of the Company's senior bank credit facilities.

Financing

     During the third quarter of 2000, in connection with the acquisition of IDP, the Company entered into senior secured credit facility (the "Credit Facility"), which included a $275 million term loan due June 2006, a $475 million term loan due June 2008, and a $300 million revolving Credit Facility with a final maturity of June 2006. The Term Loans bear interest based on LIBOR plus a credit spread, or the Prime Rate plus a credit spread, at the option of the Company. At September 30, 2001, the interest rate(s) on the term loans were 6.3125%, 6.25%, 5.4375% and 5.375% relating to the Tranche A loan and 7.0625%,
7.0% and 6.1875% relating to the Tranche B loan. The scheduled quarterly principal payments for these term loans began in June 2001. The Credit Facilities are collateralized by the domestic assets of the Company and a pledge of 65% of the stock of the foreign subsidiaries. As of September 30, 2001, $86.0 million of the revolving credit was drawn and $732.8 million of the term loans were outstanding. The revolving Credit Facility allows the Company to issue up to $200 million in letters of credit. As of September 30, 2001, $25.7 million of letters of credit had been issued under the facility.

     The scheduled principal payments of the term loans outstanding at September 30, 2001 are summarized as follows: $5.9 million in the fourth quarter of 2001, $44.5 million in 2002, $59.4 million in 2003, $63.3 million in 2004, $67.3 million in 2005, $105.9 million in 2006, $257.5 million in 2007 and $129.1 million in 2008. Beginning in 2002, the Company is required to use a percentage of excess cash from operations, as defined in the Credit Facility as well as the Company's Indenture, to reduce the outstanding principal of the term loans and/or the Notes.

     The Company also issued 10 year, senior subordinated notes on August 8, 2000 in a U.S. dollar tranche and a Euro tranche, that are non-callable for 5 years. Proceeds of $285.9 million from the dollar tranche, and EUR 98.6 million from the Euro tranche, equivalent to $89.2 million, were also used in completing the IDP acquisition. The Notes, issued at a fixed rate of 12.25%, were originally priced at a discount to yield 12.50%, and have no scheduled principal payment prior to maturity in August 2010. Beginning in August 2005, the Company has the right to redeem the Notes at a fixed redemption price. The Notes can also be redeemed by the Company under certain circumstances and have a mandatory redemption feature in the event of a change in control, as defined in the Indenture. Interest on the notes is payable semi-annually.

     The provisions of the credit agreement require the Company to meet or exceed specified defined financial covenants. These covenants include a leverage ratio, an interest coverage ratio, and a fixed charge coverage ratio. Further, the provisions of the credit agreement require limitations or restrictions on indebtedness, liens, sale and leaseback transactions, asset sales, limitation of restricted payments, capital expenditures and other customary restrictions. As of September 30, 2001, the Company is in compliance with these covenants.

     The Company currently believes that internally generated funds and funds available under its bank agreement will be adequate to fund capital expenditures, working capital needs, service debt and make loan repayments. The Company believes it also has access to additional sources of funds in the event that such funds are required.

Acquisition

     In August 2000, the Company completed the acquisition of IDP, a leading manufacturer of pumps with a diverse mix of pump products and customers with operations in 30 countries, for $775 million in cash. As part of the purchase, the Company acquired $25 million in cash. The seller also agreed to provide for severance for certain employees and costs related to the accelerated closure of several U.S. facilities which the Company estimated at $52 million. The transaction, which was accounted for as a purchase, was financed with a combination of secured bank financing and Senior Subordinated Notes. Upon closing of the transaction, the Company's existing bank debt was also refinanced.

Recent Accounting Developments

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. Additionally, SFAS

No. 141 establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and is effective for the Company on January 1, 2002. The most significant changes made by SFAS No. 142 require that goodwill and indefinite lived intangible assets no longer be amortized and be tested for impairment at least on an annual basis. Additionally, the amortization period of intangible assets with finite lives will no longer be limited to forty years.

     The Company is currently assessing the impact of SFAS 142 and has not yet determined the full effects these statements will have on its consolidated financial position or results of operations. However, the Company has estimated that the pretax reduction in annual amortization expense will total approximately $19 million.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for the Company on January 1, 2003. The Company is currently assessing the impact of SFAS No. 143 and has not yet determined the effects, if any, it will have on its consolidated financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for the Company on January 1, 2002. The Company is currently assessing the impact of SFAS No. 144 and has not yet determined the effects, if any, it will have on its consolidated financial position or results of operations.

Forward-Looking Information is Subject to Risk and Uncertainty

     This Report on Form 10-Q and other written reports and oral statements made from time to time by the Company contain various forward-looking statements and include assumptions about Flowserve's future market conditions, operations and results. These statements are based on current expectations and are subject to significant risks and uncertainties. They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Among the many factors that could cause actual results to differ materially from the forward-looking statements are: changes in the financial markets; changes in the already competitive environment for the Company's products or competitors' responses to Flowserve's strategies; the Company's ability to integrate past and future acquisitions into its management and operations; political risks or trade embargoes affecting important country markets; the health of the petroleum, chemical, water treatment and power generation industries; economic conditions and the extent of economic growth in areas inside and outside the United States; unanticipated difficulties or costs associated with the implementation of systems, including software; currency fluctuations among the U.S. dollar and other currencies; the recognition of remaining expenses associated with adjustments to realign the combined Company and IDP facilities and other capabilities with its strategic and business conditions, including, without limitation, expenses incurred in restructuring the Company's operations to incorporate IDP facilities, and the Company's ability to meet the financial covenants and other requirements of its financing agreements; repercussions from the terrorist attacks of September 11, 2001, and the response of the United States to those attacks; technological developments in the Company's products as compared to those of its competitors; changes in prevailing interest rates and the effective interest costs which the Company bears; and adverse changes in the regulatory climate and other legal obligations imposed on the Company. The Company undertakes no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosure of Market Risks

    The Company has market risk exposure arising from changes in interest rates and foreign currency exchange rate movements.

    The Company's earnings are impacted by changes in short-term interest rates as a result of borrowings under its Credit Facility which bear interest based on floating rates. At September 30, 2001, after the effect of interest rate swaps held by the Company, the Company had approximately $668.9 million of variable-rate debt obligations outstanding with a weighted average interest rate of 6.330%. A hypothetical increase of 100-basis points in the interest rate for these borrowings, assuming debt levels at September 30, 2001, would change interest expense by approximately $5.0 million for the nine months ended September 30, 2001.

    The Company employs a foreign currency hedging strategy to minimize potential losses in earnings or cash flows from unfavorable foreign currency exchange rate movements. Foreign currency exposures arise from transactions, including firm commitments and anticipated transactions, denominated in a currency other than an entity's functional currency and from foreign-denominated revenues and profits translated back into U.S. dollars. Based on the sensitivity analysis at September 30, 2001, a 10% adverse change in the foreign currency exchange rates would impact the Company's year-to-date results of operation by $0.9 million. The primary currencies to which the Company has exposure are the Euro currencies, the U.K. pound, the Brazilian real, the Canadian dollar, the Mexican peso, the Japanese yen, the Singapore dollar, and the Australian dollar.

    The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and corresponding amendments on January 1, 2001. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative-effect adjustment in other comprehensive income as of January 1, 2001 of $0.8 million, net of deferred tax of $0.5 million representing the current fair value of hedging instruments. Of this gross asset amount of $1.3 million, $3.4 million related to foreign currency forward contracts, offset by a liability of $2.1 million related to interest rate swap agreements.

    The Company reclassified the transition adjustment relating to foreign currency forward contracts to earnings during the first quarter of 2001 as those contracts settled. At September 30, 2001, the fair value of the hedging instruments is a liability of $6.0 million.

    Hedging related transactions recorded to other comprehensive income during 2001 were:


                                                      Other
                                                  Comprehensive
                                                  (Income) Loss
                                                  -------------
Record fair market value of hedges, as of
 January 1, 2001, net of deferred taxes of $472     $    (840)
Reclassify to earnings amount necessary to
 offset swap agreement gains for the nine
 months ended September 30, 2001, net of
 deferred taxes of $269                                  (499)
Reclassify to earnings amount necessary to
 offset foreign currency gains for nine
 months ended September 30, 2001, net of
 deferred taxes of $11                                    (36)
Change in fair market value of swap
 agreements as of September 30, 2001, net of
 deferred taxes of $2,285                               3,932
Change in fair market value of foreign
 currency forward contracts as of September
 30, 2001, net of deferred taxes of $690                1,141
                                                    ---------
Balance as of September 30, 2001                    $   3,698
                                                    =========

     The Company expects that within the next twelve months it will reclassify as expense $1.0 million, net of deferred tax, of this amount recorded in accumulated other comprehensive income for contracts that will settle during the period.

     The Company is party to forward contracts for purposes of hedging certain transactions denominated in foreign currencies. The Company has a risk-management and derivatives policy statement outlining the conditions in which the Company can enter into hedging or forward transactions. As of September 30, 2001, the Company has approximately $58.2 million of notional amount in outstanding contracts with third parties. As of September 30, 2001, the maximum length of any forward contract currently in place is about 20 months.

     The Company does not believe it has any material credit risk due to nonperformance by counterparties to financial instruments in so far as its policies in that regard limit counterparties to those with the highest credit ratings. The Company expects all counterparties will meet their obligations given their high credit ratings.

     The Company, as part of its risk management program, is party to interest rate swap agreements for the purpose of hedging its exposure to floating interest rates on certain portions of its debt. As of September 30, 2001, the Company had $150 million of notional amount in outstanding interest rate swaps with third parties. As of September 30, 2001, the maximum length of any interest rate contract currently in place is about 5 years.

PART II OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(c) During the third quarter of 2001, the Company issued 12,500 shares of restricted common stock pursuant to an exemption from registration under
     Section 4 (2) of the Securities Act of 1933. Shares were issued for the benefit key employees, subject to restrictions on transfer and vesting.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
     None

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



Date:  November 2, 2001
-----------------------