Form 10-K405
period 2001-12-31
FLOWSERVE CORP
filed 2002-03-12
CIK 30625

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR


         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-13179

                              FLOWSERVE CORPORATION
             (Exact name of registrant as specified in its charter)

              NEW YORK                                        31-0267900
   -------------------------------                       -------------------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification No.)


      222 W. LAS COLINAS BOULEVARD
               SUITE 1500
              IRVING, TEXAS                                     75039
 ----------------------------------------                ---------------------
 (Address of principal executive offices)                      (Zip Code)


           REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (972) 443-6500
                                                              ---------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    NAME OF EACH EXCHANGE ON
           TITLE OF EACH CLASS                          WHICH REGISTERED
           -------------------                      ------------------------
         COMMON STOCK, $1.25 PAR VALUE               NEW YORK STOCK EXCHANGE


         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock held by non-affiliates of the registrant as of February 15, 2002 was approximately $1,166.4 million.

The number of shares outstanding of the registrant's common stock as of February 15, 2002: 45,277,715 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement dated March 18, 2002 are incorporated by reference into Part III of this Form 10-K.

Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 2001 are incorporated by reference into Parts I, II and IV of this Form 10-K.

                                     PART I


ITEM 1. BUSINESS

Flowserve Corporation ("Flowserve") was incorporated in the State of New York on May 1, 1912. Except where otherwise indicated and unless the context otherwise requires, the terms "Flowserve," "Company," "we," "us," "our" and "our company" refer collectively to Flowserve Corporation and its subsidiaries.

We believe that we are the largest manufacturer and aftermarket service provider of comprehensive flow control systems throughout the world. Our Company develops and manufactures precision-engineered flow control equipment for critical service applications where high reliability is required. The flow control system components we produce include pumps, valves and mechanical seals. The Company's products and services are used in several industries, including petroleum, chemical, power generation and water treatment.

We conduct our operations through three segments that encompass our primary product types: (1) Pump Division, (2) Flow Solutions Division and (3) Flow Control Division. Our Pump Division supplies engineered pumps. Our Flow Control Division supplies valves and related products. Our Flow Solutions Division provides mechanical seals and aftermarket services. Through each of our segments, we provide aftermarket replacement parts.

PUMP DIVISION

Through our Pump Division, we design, manufacture and distribute engineered and industrial pumps and pump systems, replacement parts and related equipment principally to industrial markets. Pump's products and services are primarily used by companies that operate in the petroleum, chemical processing, power generating, water treatment and general industrial markets. We manufacture our pump systems and components at eight plants in the United States, one in Canada, three in Latin America, ten in Europe and one in Asia. We also manufacture a small portion of our pumps through several foreign joint ventures. We market our pump products, which are primarily sold to end users and engineering and construction companies, through our worldwide sales force, regional service and repair centers, independent distributors and sales representatives.

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

The following is a summary list of Pump's general product types and globally recognized brands:

    PRODUCT TYPES

Centrifugal Pumps
-  Chemical Process ANSI and ISO
-  Petroleum Process API 610
-  Horizontal Between Bearing Single-stage
-  Horizontal Between Bearing Multi-stage
-  Vertical
-  Submersible Motor
-  Specialty
-  Nuclear

Positive Displacement Pumps

-  Reciprocating
-  Gear
-  Twin Screw

BRAND NAMES

- ACEC
- Aldrich
- Byron Jackson(R)
- Cameron
- Durco(R)
- Flowserve(R)
- Jeumont-Schneider
- Pacific
- Pleuger
- PolyChem
- Scienco
- Sier-Bath
- Simpson
- Stork
- United Centrifugal(R)
- Western Land Roller
- Wilson-Snyder(R)
- Worthington(R)

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

PUMP CUSTOMERS

Pump sells its products to more than 1,000 customers including leading engineering and construction firms, original equipment manufacturers (OEM), distributors and end users. Pump sales are diversified across several industries including petroleum, power, chemical and water. Our sales mix of original equipment products and aftermarket replacement parts diversifies our business and mitigates somewhat the impact of an economic downturn on our business.

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

The pump industry has undergone consolidation in recent years. The two primary causes for the consolidation trend are: (1) the need to lower costs through reduction of excess capacity in the market and (2) customers' preference to align with global full service suppliers and simplify their supplier base. Despite the consolidation activity, the market remains highly competitive.

PUMP BACKLOG

The Pump Division's backlog of orders at December 31, 2001 was $520.9 million, compared with $526.4 million at December 31, 2000. We believe that a high percentage of the current backlog will be shipped by December 31, 2002.

FLOW SOLUTIONS DIVISION

Through our Flow Solutions Division ("FSD"), we design, manufacture and distribute mechanical seals and sealing systems and provide parts, repair and services for flow control equipment used in process industries. Flow control products require mechanical seals to be replaced throughout the products' useful lives. The replacement of mechanical seals is an integral part of aftermarket services. Our mechanical seals are used on a variety of pumps, mixers, compressors, steam turbines and specialty equipment, primarily in the petroleum, chemical processing, power generation, water treatment industries and general industrial end-markets. We manufacture mechanical seals through two plants in the United States, three in Europe and the Middle East, two in Latin America and three in Asia. Through FSD's global network of service and quick response centers, we provide service, repair and diagnostic services for maintaining flow control systems components.

Our mechanical seal products are primarily marketed through our sales force directly to end users. A portion of our mechanical seal products is sold directly to OEMs for incorporation into pumps, compressors, mixers or other rotating equipment requiring mechanical seals. Distributors and sales agents are also used in the sale of mechanical seals.

FSD PRODUCTS AND SERVICES

MECHANICAL SEALS. We design, manufacture and distribute approximately 180 different models of mechanical seals and sealing systems, of which approximately 65% are highly engineered and designed for customized applications. We believe our ability to turn around engineered new seal product orders within 72 hours from the customer's request, through design, engineering, manufacturing, testing and delivery, provides us with a competitive advantage. The mechanical seal is critical to the reliable operation of pumps, compressors and mixers for prevention of leakage and emissions of hazardous substances and the reduction of shaft wear caused by non-mechanical seals. We also manufacture a gas-lubricated mechanical seal used in high-speed compressors for gas transmission and oil and gas production markets. We continually update our mechanical seals and sealing systems for new technologies.

The following is a summary list of FSD's general product types and globally recognized brands:

PRODUCT TYPES

- Cartridge
- Dry-Running
- Metal Bellow
- Elastomeric
- Split
- Gas Barrier
- Service and Repair
- Monitoring and Diagnostics


BRAND NAMES

- BW Seals(R)
- Durametallic(R)
- Five Star Seal(R)
- GASPAC(R)
- Pacific Wietz(TM)
- Pac-Seal(R)

SERVICE. We provide aftermarket services through our global network of approximately 150 service and quick response centers in 30 countries. Our service personnel provide a comprehensive set of equipment maintenance services for flow control systems, including repair, advanced diagnostics, installation, commissioning, re-rate and retrofit programs and full machining capabilities. A large portion of our service work is performed on a quick response basis, and we offer 24-hour service in all of our major markets.

FSD NEW PRODUCT DEVELOPMENTS

Our investments in new product research and development are focused on developing products that last longer and work more efficiently. Approximately 30% of our original equipment mechanical seal sales for 2001 were sales of products developed within the past five years. Our latest mechanical seal and seal system innovations include a double gas bellows seal, a high pressure compressor seal, a steam turbine gas seal, a modular cartridge seal platform, a modular mixer seal platform and a flushless heavy duty slurry seal, as well as numerous product upgrades and improvements.

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

FSD COMPETITION

We compete against a number of manufacturers in the sale of mechanical seals. Our largest global mechanical seal competitor is John Crane, a unit of Smiths Group Plc.

In the service business, we often compete against the customers' in-house maintenance departments and locally owned and operated repair shops.

FSD BACKLOG

FSD's backlog of orders at December 31, 2001 was $73.8 million, compared with $69.4 million at December 31, 2000. We believe that virtually all of the current backlog will be shipped by December 31, 2002.

FLOW CONTROL DIVISION

Through our Flow Control Division ("FCD"), we design, manufacture and distribute manual valves, control valves, actuators and related equipment. FCD's valve products are an integral part of a flow control system and are used to control the flow of liquids and gases. Substantially all of FCD's valves are specialized and engineered to perform specific functions within a flow control system.

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

FCD PRODUCTS

We manufacture approximately 50 different valves, actuators and automated valve accessories, of which approximately 65% are highly engineered and designed for customized applications. Our valves are used in a wide variety of applications from general service to highly corrosive environments, as well as in environments experiencing extreme temperatures and/or pressures and applications requiring zero leakage. In addition to traditional valves, we also produce valves under the Valtek(R) brand that incorporate "smart" valve technologies. "Smart" valve technology packages integrate high technology sensors, microprocessor controls and digital positioners into a high performance control valve, which permits real time system analysis, system warnings and remote services. We were the first company to introduce "smart" valve technologies in response to demands for increased plant automation, more efficient process control and digital communications. We offer a growing line of digital products and are incorporating digital technologies into existing products to upgrade performance.

The following is a summary list of FCD's general product types and globally recognized brands:

PRODUCT TYPES

- Actuator Accessories
- Control Valves
- Digital Communications
- Manual Quarter-Turn Valves
- Valve Automation Systems
- Valve/Actuator Software
- Nuclear Valves
- Quarter-Turn Actuators

BRAND NAMES

- Accord(R)
- Anchor/Darling
- Atomac(TM)
- Automax(R)
- Battig
- Durco(R)
- Kammer(R)
- Sereg(TM)
- Valtek(R)

FCD NEW PRODUCT DEVELOPMENTS

Our investments in new product research and development are focused on maintaining our technological leadership position and differentiating our product offering. When necessary, we invest in the redesign of existing products in an effort to improve their performance and continually meet customer needs. Our latest product innovations include the Logix digital positioner which enhances performance, speed and accuracy of pneumatic control valves and provides for quick calibration and setup; the BUSwitch which enables control and monitoring of automated on/off quarter-turn valves through FOUNDATION fieldbus technology; and the Mach 1 high performance plug valve for higher temperature and pressure applications in the chemical processing industry.

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

FCD BACKLOG

FCD's backlog of orders at December 31, 2001 was $68.0 million, compared with

$62.9 million at December 31, 2000. We believe that 85% to 90% of the current backlog will be shipped by December 31, 2002.

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

RESEARCH AND DEVELOPMENT

The Company conducts research and development at its own facilities in various locations. In 2001, 2000 and 1999, the Company spent approximately $23.4 million, $24.8 million, and $25.6 million, respectively, on Company-sponsored research and development, primarily for new product development and extensions of existing products.

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

CUSTOMERS

The Company sells to a wide variety of customers. No individual customer accounted for more than 10% of the Company's 2001 net sales.

RISKS OF INTERNATIONAL BUSINESS

In 2001, 43% of our sales originated outside the United States. Sales to foreign destinations, including U.S. export sales, were 48% of our sales in 2001, and included substantial business activity in the Middle East. Our activities thus are subject to the customary risks of operating in an international environment, such as unstable political situations, local laws, the potential imposition of trade restrictions or tariff increases and the relationship of the U.S. dollar to other currencies. The impact of these conditions is mitigated somewhat by the strength and diversity of the Company's product lines and geographic coverage. To minimize the impact of foreign exchange rate movements on its operating results, the Company often enters into forward exchange contracts to hedge specific foreign currency denominated transactions. See Note 1 to consolidated financial statements on pages 36 to 39 of the 2001 Annual Report to Shareholders, which is incorporated by reference in this Form 10-K.

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

We are a vertically-integrated manufacturer of certain pump and valve products. Certain corrosion-resistant castings for Company pumps and quarter-turn valves are manufactured at our Dayton, Ohio foundries. Other metal castings are manufactured at our two other foundries or are purchased from outside sources.

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

EMPLOYEES AND LABOR RELATIONS

We employ approximately 11,000 persons of whom approximately 50% work in the United States. Our hourly employees at our Vernon, California pump manufacturing plant, plus those at our valve manufacturing plant in Williamsport, Pennsylvania and at our foundry in Dayton, Ohio are represented by unions. Our operations in the following countries are unionized: Argentina, Austria, Belgium, Brazil, Canada, France, Germany, Italy, Mexico, The Netherlands, Spain and the United Kingdom. We believe employee relations throughout our operations are generally satisfactory, including those represented by unions.

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

The Company's export sales from the United States to foreign unaffiliated customers were $167.3 million in 2001, $148.1 million in 2000 and $142.7 million in 1999.


     FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

     This Annual Report on Form 10-K, and other written reports and oral statements made from time-to-time by the Company, contain various forward-looking statements and include assumptions about Flowserve's future market conditions, operations and results. These statements are based on current expectations and are subject to significant risks and uncertainties. They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Among the many factors that could cause actual results to differ materially from the forward-looking statements are: changes in the financial markets and the availability of capital; changes in the already competitive environment for the Company's products or competitors' responses to Flowserve's strategies; the Company's ability to integrate past and future acquisitions into its management and operations; political risks or trade embargoes affecting important country markets; the health of the petroleum, chemical, water treatment, and power generation industries; economic conditions and the extent of economic growth in areas inside and outside the United States; unanticipated difficulties or costs associated with the implementation of systems, including software; the Company's ability to meet the financial covenants and other requirements of its financing agreements; repercussions from the terrorist attacks of September 11, 2001, and the response of the United States to those attacks; technological developments in the Company's products as compared to those of its competitors; changes in the prevailing interest rates and the effective interest cost which the Company bears; and adverse changes in the regulatory climate and other legal obligations imposed on Flowserve. The Company undertakes no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise.

ITEM 2. PROPERTIES

The Company's corporate headquarters is a leased facility in Irving, Texas encompassing approximately 49,000 square feet.

Information on the principal manufacturing facilities, by segment after giving effect to facility closings completed in 2001, is as follows:

                            No. of       Approx. Sq.
                            Plants         Footage
                            ------       -----------
PUMP
  Domestic:                    8            1,129,900
  International:               15           1,991,000

FLOW SOLUTIONS
  Domestic:                    2              162,000
  International:               8              286,400

FLOW CONTROL
  Domestic:                    4              528,400
  International:               9              389,850

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

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in ordinary routine litigation incidental to its business, none of which we believe to be material to the Company's financial condition. For further information about such litigation, see Note 11 of the Consolidated Financial Statements provided as part of Item 8 of this Form 10-K and incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of the Company (FLS) is traded on the New York Stock Exchange. On February 15, 2002, the Company's records showed approximately 1,800 shareholders of record. Based on these records plus requests from brokers and nominees listed as shareholders of record, the Company estimates there are approximately 12,100 beneficial owners of its common stock. The company did not pay a dividend on its shares of common stock in 2001 and has no current plans to begin paying dividends.

                      PRICE RANGE OF FLOWSERVE COMMON STOCK
                           (INTRADAY HIGH/LOW PRICES)

                                                2001                    2000
                                            -------------          -------------
First Quarter                               $24.35/$19.22          $17.00/$10.56
Second Quarter                              $33.30/$20.76          $17.69/$12.00
Third Quarter                               $31.15/$18.90          $18.88/$14.50
Fourth Quarter                              $27.02/$18.70          $23.50/$16.13

During 2001, 2000 and 1999, the Company issued 27,700, 26,645 and 181,213 shares of restricted common stock, respectively, pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. Shares were issued for the benefit of directors and certain officers and employees of the Company subject to restrictions on transfer.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data for the five years ended December 31, 2001, which appears on page 61 of the 2001 Annual Report to Shareholders, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's Discussion and Analysis appears on pages 23 through 31 of the 2001 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure about market risk appears on page 30 of the Company's 2001 Annual Report to Shareholders under the heading "Market Risks Associated with Financial Instruments" and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and accompanying notes appearing on pages 32 through 60 of the 2001 Annual Report to Shareholders, together with the reports thereon of PricewaterhouseCoopers LLP, dated February 5, 2002, and Ernst & Young LLP, dated February 10, 2000, except for Note 8 as to which date is July 14, 2000, appearing on page 22 of the 2001 Annual Report to Shareholders, and selected quarterly financial data appearing on page 60 of the 2001 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the heading "Election of Directors" in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2002, (the "2002 Proxy Statement") is incorporated herein by reference. The executive officers of the Company, all positions and offices presently held by each person named, their ages as of February 15, 2002, and their business experience during the last five years are stated below. Executive officers serve at the discretion of the Board of Directors.

Name and Position                            Age      Principal Occupation During Past Five Years
-----------------                            ---      -------------------------------------------
C. Scott Greer                                51      President since July 1999, Chief Executive Officer since January
Chairman, President and CEO                           2000, and Chairman of the Board since April 2000; Chief Operating
                                                      Officer from July to December 1999; President of UT Automotive, a subsidiary of United Technologies Corporation, a supplier of automotive systems and components, from 1997 to 1999; President and a director of Echlin, Inc., an automotive parts supplier, from 1990 to 1997, and its Chief Operating Officer from 1994 to
                                                      1997.

Carlos Cardoso                                43      Vice President and President, Pump Division since August
Vice President and President, Pump                    2001; Vice President and General Manager of the Engine
Division                                              Systems and Accessories Division of Honeywell International
                                                      Inc. (formerly Allied Signal, Inc.) from 1999 to August 2001;
                                                      Vice President and General Manager of Marketing, Sales and
                                                      Services/Aerospace Services of Allied Signal, Inc from 1998 to 1999.  Vice President of Operations for Aerospace
                                                      Equipment Systems, a division of the Allied Signal Aerospace
                                                      Sector from 1996 to 1998.


Mark D. Dailey                                43      Vice President, Supply Chain and Continuous Improvement, since 1999;
Vice President,                                       Vice President, Supply Chain and other supply chain management
Supply Chain and Continuous Improvement               positions, from 1992 to 1999 for the North American Power Tools
                                                      Division of The Black and Decker Company, a manufacturer of power tools, fastening and assembly systems and security hardware and plumbing products.

Name and Position                            Age      Principal Occupation During Past Five Years
-----------------                            ---      -------------------------------------------
Renee J. Hornbaker                            49      Vice President and Chief Financial Officer since December
Vice President and                                    1997; Vice President, Business Development and Chief
Chief Financial Officer                               Information Officer in 1997; Vice President, Finance and
                                                      Chief Financial Officer of BW/IP, Inc. in 1997; Vice
                                                      President, Business Development of BW/IP from 1996 to 1997.

Rory E. MacDowell                             51      Vice President and Chief Information Officer since 1998;
Vice President and                                    Chief Information Officer of Keystone International, Inc., a
Chief Information Officer                             manufacturer and distributor of flow control products from
                                                      1993 to 1997.


Cheryl D. McNeal                              51      Vice President, Human Resources since 1996.
Vice President,
Human Resources

George A. Shedlarski                          57      President, Flow Solutions Division since January 1999 and
Vice President and President, Flow                    President, Flow Control Division since August, 1999; President,
Solutions and Flow Control Divisions                  Fluid Sealing Division from 1997 to January 1999; President,
                                                      ServiceRepair Division in 1997; President, Rotating Equipment
                                                      Group in 1997; Group Vice President, Industrial Products Group
                                                      from 1994 to 1997.

Ronald F. Shuff                               49      Vice President since 1990 and Secretary and General Counsel
Vice President, Secretary and                         since 1988.
General Counsel


Kathleen A. Giddings                          39      Vice President and Controller since October 2000; Vice
Vice President and Controller                         President and Controller of the Pump Division from 1997 to
                                                      October 2000; and Controller from 1993 to 1997.


David F. Chavenson                            49      Vice President and Treasurer since October 2001; Senior Vice
Vice President and Treasurer                          President and Chief Financial Officer for Worldwide Flight
                                                      Services, Inc. from 2000 to October 2001; Vice President,
                                                      Finance and Chief Financial Officer of Rutherford - Moran Oil
                                                      Corporation from 1996 to 1999.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is set forth in the 2002 Proxy Statement and is incorporated herein by this reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The information required by this Item 12 is set forth in the 2002 Proxy Statement and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is set forth to the extent applicable in the 2002 Proxy Statement and is incorporated herein by reference.


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements

         The financial statements listed on the accompanying Index to Financial Statements and Financial Statement Schedule, on page F-1 hereof, are filed as part of this Form 10-K.

     2.  Financial Statement Schedule

         The required financial statement schedule, together with the report thereon of PricewaterhouseCoopers LLP dated February 5, 2002, listed in the accompanying Index to Financial Statements and Financial Statement Schedule on page F-1 hereof, is filed as part of this Form 10-K.

     3.  Exhibits

         The exhibits listed on the accompanying Index to Exhibits on pages 13 through 17 are filed as part of this Form 10-K.

(b)      Reports on Form 8-K

         None.

(c)      See Item 14(a) 3 above.

(d)      See Item 14(a) 2 above.

                               INDEX TO EXHIBITS*


EXHIBIT
NUMBER                                  DESCRIPTION
------                                  -----------
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

10.1        Flowserve Corporation Incentive Compensation Plan for Senior
            Executives, as amended and restated effective October 1, 2000 was filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000. **

10.2        Supplemental Pension Plan for Salaried Employees was filed as
            Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.**

10.3 Flowserve Corporation Director Deferral Plan, as amended and restated effective October 1, 2000 was filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31,
            2000.**

10.4 First Master Benefit Trust Agreement dated October 1, 1987 was filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.**

10.5        Amendment No. 1 to the first Master Benefit Trust Agreement dated
            October 1, 1987 was filed as Exhibit 10.24 to the Company's Annual
            Report on Form 10-K for the year ended December 31, 1993.**

10.6        Amendment No. 2 to First Master Benefit Trust Agreement was filed as
            Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.**

10.7 Second Master Benefit Trust Agreement dated October 1, 1987 was filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.**

10.8 First Amendment to Second Master Benefit Trust Agreement was filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.**

10.9        Long-Term Incentive Plan, as amended and restated effective October
            1, 2000 was filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.**

10.10 Flowserve Corporation 1989 Stock Option Plan as amended and restated effective January 1, 1997 was filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31,
            1996.**

10.11 Flowserve Corporation Second Amendment to the 1989 Stock Option Plan as previously amended and restated was filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended June
            30, 1998.**

10.12 Amendment No. 3 to the Flowserve Corporation 1989 Stock Option Plan was filed as Exhibit 10.13 to the Company's Annual Report on Form
            10-K for the year ended December 31, 2000.**

10.13       Flowserve Corporation 1989 Restricted Stock Plan (the "1989
            Restricted Stock Plan") as amended and restated effective January 1, 1997 was filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.**

10.14 Amendment No. 1 to the 1989 Restricted Stock Plan as amended and restated was filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.**

10.15 Amendment No. 2 to Flowserve Corporation 1989 Restricted Stock Plan was filed as Exhibit 10.16 to the Company's Annual Report on Form
            10-K for the year ended December 31, 2000.**

10.16       Flowserve Corporation 1989 Restricted Stock Dividend Plan, effective
            October 1, 2000 was filed as Exhibit 10.17 to the Company's Annual
            Report on Form 10-K for the year ended December 31, 2000.**

10.17       Flowserve Corporation Retirement Compensation Plan for Directors
            ("Director Retirement Plan") was filed as Exhibit 10.15 to the Company's Annual Report to Form 10-K for the year ended December 31,
            1988.**

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

10.20 Amendment # 1 dated December 15, 1992 to the Equalization Plan was filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.**

10.21 Flowserve Corporation Executive Equity Incentive Plan as amended and restated effective July 21, 1999, was filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended
            September 30, 1999.**

10.22       Flowserve Corporation Deferred Compensation Plan was filed as
            Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.**

10.23       Executive Life Insurance Plan of Flowserve Corporation was filed as
            Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**

10.24 Executive Long-Term Disability Plan of The Duriron Company, Inc. was filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**

10.25       Flowserve Corporation 1997 Stock Option Plan was included as Exhibit
            A to the Company's 1997 Proxy Statement which was filed on March 17,
            1997.**

10.26 First Amendment to the Flowserve Corporation 1997 Stock Option Plan was filed as Exhibit 10.28 to the Company's Quarterly Report on Form
            10-Q for the quarter ended June 30, 1998. **

10.27 Amendment No. 2 to the Flowserve Corporation 1997 Stock Option Plan was filed as Exhibit 10.29 to the Company's Annual Report on Form
            10-K for the year ended December 31, 1999..**

10.28 Amendment No. 3 to the Flowserve Corporation 1997 Stock Option Plan was filed as Exhibit 10.29 to the Company's Annual Report on Form
            10-K for the year ended December 31, 2000.**

10.29       Flowserve Corporation 1999 Stock Option Plan was included as Exhibit
            A to the Company's 1999 Proxy Statement which was filed on March 15,
            1999.**

10.30 Amendment No. 1 to the Flowserve Corporation 1999 Stock Option Plan was filed as Exhibit 10.31 to the Company's Annual Report on Form
            10-K for the year ended December 31, 1999.**

10.31 Amendment No. 2 to the Flowserve Corporation 1999 Stock Option Plan was filed as Exhibit 10.32 to the Company's Annual Report on Form
            10-K for the year ended December 31, 2000.**

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

10.36 Amendment No. 3 to Flowserve Corporation 1998 Restricted Stock Plan was filed as Exhibit 10.37 to the Company's Annual Report on Form
            10-K for the year ended December 31, 2000.**

10.37       Amendment No. 4 to the Flowserve Corporation 1998 Restricted Stock
            Plan was filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10.38       Flowserve Corporation 1998 Restricted Stock Dividend Plan (effective
            October 1, 2000) was filed as Exhibit 10.38 to the Company's Annual
            Report on Form 10-K for the year ended December 31, 2000.**

10.39       Employment Agreement, effective July 1, 1999, between the Company and C. Scott Greer was filed as Exhibit 10.2 to the Company's
            Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
            **

10.40       Loan Agreement between the Company and C. Scott Greer was filed as
            Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.**

10.41 Credit Agreement among the Registrant, certain of its subsidiaries referred to therein, the lenders referred therein, Credit Suisse
            First Boston, New York branch, a syndication agent, Bank of America,
            N.A., as administrative agent, collateral agent and swingline lender, and ABN AMRO Bank N.V., Bank One, N.A. and Salomon Smith
            Barney, Inc., as co-documentation agents, dated August 8, 2000
            ("2000 Credit Agreement"), was filed as Exhibit 10.45 to the Form
            S-4 Registration Statement dated as of September 27, 2000.

10.42 Security Agreement among the Registrant, certain of its subsidiaries referred to therein and Bank of America, N.A. dated as of August 8, 2000, was filed as Exhibit 10.46 to the Form S-8 Registration
            Statement dated as of September 27, 2000.

10.43       First Amendment to the 2000 Credit Agreement dated November 9, 2001
            (filed herewith).

10.44       Amendment to Master Benefit Trust Agreement was filed as Exhibit
            10.45 to the Company's Annual Report on Form 10-K for the year ended
            December 31, 2000.**

10.45       Executive severance arrangement (filed herewith).**

13.1 2001 Annual Report to Shareholders (filed herewith as part of this report to the extent incorporated herein by reference).

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of February 2002.

                                      FLOWSERVE CORPORATION
                                      (Registrant)

                                      By:  /s/ C. Scott Greer
                                         ---------------------------------------
                                         C. Scott Greer
                                         Chairman, President and Chief
                                         Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


SIGNATURE                               TITLE                                                DATE
---------                               -----                                                ----
/s/ C. Scott Greer                      Chairman, President and                              February 21, 2002
---------------------------------       Chief Executive Officer
C. Scott Greer                          (Principal Executive Officer)

/s/ Renee J. Hornbaker                  Vice President and Chief Financial Officer           February 21, 2002
---------------------------------       (Principal Financial Officer)
Renee J. Hornbaker


/s/ Kathleen A. Giddings                Vice President and Controller                        February 21, 2002
---------------------------------       (Principal Accounting Officer)
Kathleen A. Giddings


/s/ Diane C. Harris                     Director, Chairman of Audit/Finance Committee        February 21, 2002
---------------------------------
Diane C. Harris


/s/ William C. Rusnack                  Director, Member Audit/Finance Committee             February 21, 2002
---------------------------------
William C. Rusnack

/s/ Charles M. Rampacek                 Director, Member Audit/Finance Committee             February 21, 2002
---------------------------------
Charles M. Rampacek


/s/ James O. Rollans                    Director, Member Audit/Finance Committee             February 21, 2002
---------------------------------
James O. Rollans

                              FLOWSERVE CORPORATION
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
                              Item 14(a)(1) and (2)


                                                                                 Annual Report       Annual Report
                                                                                      To                   on
                                                                                 Shareholders          Form 10-K
                                                                                 ------------        -------------
Flowserve Corporation Consolidated Financial Statements

Reports of Independent Accountants and Auditors                                       22
Consolidated Balance Sheets at                                                        33
    December 31, 2001 and 2000
For each of the three years in the period ended December 31, 2001:
    Consolidated Statements of Operations                                             32
    Consolidated Statements of Comprehensive Loss                                     32
    Consolidated Statements of Shareholders' Equity                                   34
    Consolidated Statements of Cash Flows                                             35
    Notes to Consolidated Financial Statements                                       36-60

Flowserve Corporation Financial Statement Schedule for each of the three years in the period ended December 31, 2001

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

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Flowserve Corporation:

Our audits of the consolidated financial statements referred to in our report dated February 5, 2002 appearing in the 2001 Annual Report to Shareholders of Flowserve Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K as of December 31, 2001 and 2000 and for each of the two years then ended. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statement schedule of the Company as of December 31, 1999 and for the year then ended was audited by other independent auditors whose report dated February 10, 2000 expressed an unqualified opinion on the financial statement schedule.


/s/PricewaterhouseCoopers LLP
Dallas, Texas
February 5, 2002

                              FLOWSERVE CORPORATION
                 Schedule II - Valuation and Qualifying Accounts
                             (dollars in thousands)


             Column A                         Column B          Column C         Column D           Column E           Column F
                                           ---------------   ---------------   ---------------   ---------------   ---------------
                                             Balance at         Additions        Deductions        Acquisitions      Balance at
                                              beginning         charged to      from reserve       and related         end of
                                               of year          earnings                           adjustments          year
Description

Year ended December 31, 2001:

Allowance for doubtful accounts (a):       $        18,481   $         4,556   $         4,324   $         2,087   $        20,800
                                           ===============   ===============   ===============   ===============   ===============

Year ended December 31, 2000:

Allowance for doubtful accounts (a):       $         5,705   $         2,782   $         1,392   $        11,386   $        18,481
                                           ===============   ===============   ===============   ===============   ===============

Year ended December 31, 1999:

Allowance for doubtful accounts (a):       $         4,533   $         2,214   $         1,042   $            --   $         5,705
                                           ===============   ===============   ===============   ===============   ===============



Year ended December 31, 2001:

Inventory reserves (b):                    $        37,114          $  4,949   $         5,025   $         5,948   $        42,986
                                           ===============   ===============   ===============   ===============   ===============

Year ended December 31, 2000:

Inventory reserves (b):                    $        18,935   $         6,066   $         5,082   $        17,195   $        37,114
                                           ===============   ===============   ===============   ===============   ===============


Year ended December 31, 1999:

Inventory reserves (b):                    $        16,051   $         5,254   $         2,370   $            --   $        18,935
                                           ===============   ===============   ===============   ===============   ===============


(a)  Deductions from reserve represent accounts written off net of recoveries.

(b)  Deductions from reserve represent inventory written off.