Form 10-Q
period 2002-03-31
FLOWSERVE CORP
filed 2002-05-15
CIK 30625

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------


   For Quarter Ended March 31, 2002           Commission File Number 1-13179


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

                            YES    X      NO
                                  ---        ---

SHARES OF COMMON STOCK, $1.25 PAR VALUE,
outstanding as of April 30, 2002                                     55,143,489

                              FLOWSERVE CORPORATION
                                      INDEX

                                                                                      Page
                                                                                       No.
                                                                                      ----
PART I. FINANCIAL INFORMATION

             ITEM 1. FINANCIAL STATEMENTS

                     Consolidated Statements of Operations -
                     Three Months Ended March 31, 2002 and 2001  (unaudited)            3


                     Consolidated Statements of Comprehensive Loss -
                     Three Months Ended March 31, 2002 and 2001 (unaudited)             3


                     Consolidated Balance Sheets -
                     March 31, 2002 (unaudited) and December 31, 2001                   4


                     Consolidated Statements of Cash Flows -
                     Three months Ended March 31, 2002 and 2001  (unaudited)            5


                     Notes to Consolidated Financial Statements                         6


             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                              18

             ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS           26


PART II. OTHER INFORMATION

             ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                  27


SIGNATURE                                                                              28

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              FLOWSERVE CORPORATION
                                   (UNAUDITED)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)                            Three Months Ended March 31,
                                                                         -----------------------------
                                                                            2002               2001
                                                                         ----------         ----------
Sales                                                                    $  447,050        $  444,035
Cost of sales                                                               305,015           306,461
                                                                         ----------        ----------
Gross profit                                                                142,035           137,574
Selling, general and administrative expense                                 100,156           100,105
Integration expense                                                              --            19,139
                                                                         ----------        ----------
Operating income                                                             41,879            18,330
Net interest expense                                                         21,819            31,810
Other expense (income), net                                                     464              (135)
                                                                         ----------        ----------
Earnings (loss) before income taxes                                          19,596           (13,345)
Provision (benefit) for income taxes                                          6,859            (4,805)
                                                                         ----------        ----------
Net earnings (loss)                                                      $   12,737        $   (8,540)
                                                                         ==========        ==========
Net earnings (loss) per share (basic and diluted)                        $     0.28        $    (0.22)
                                                                         ==========        ==========


CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)                                                   Three Months Ended March 31,
                                                                         -----------------------------
                                                                            2002               2001
                                                                         ----------         ----------
Net earnings (loss)                                                      $   12,737         $   (8,540)
                                                                         ----------         ----------
Other comprehensive income (expense):
    Foreign currency translation adjustments                                (14,826)           (39,144)
    Cumulative effect of change in accounting principle, net of
        tax of $472 (See footnote 5)                                             --                840
    Hedging transactions, net of taxes of $580 in 2002 and
       $2,093 in 2001                                                           862             (3,720)
                                                                         ----------         ----------
Other comprehensive expense                                                 (13,964)           (42,024)
                                                                         ----------         ----------
Comprehensive loss                                                       $   (1,227)        $  (50,564)
                                                                         ==========         ==========

See accompanying notes to consolidated financial statements.

                              FLOWSERVE CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                                             March 31,       December 31,
(Amounts in thousands, except per share data)                                  2002              2001
                                                                           ------------      ------------
                                                                            (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                              $     18,638      $     21,533
    Accounts receivable, net                                                    436,302           455,861
    Inventories                                                                 354,672           347,591
    Current deferred tax asset                                                   35,162            36,316
    Prepaid expenses                                                             31,635            36,838
                                                                           ------------      ------------
        Total current assets                                                    876,409           898,139
Property, plant and equipment, net                                              355,263           362,388
Goodwill                                                                        533,537           515,175
Other intangible assets, net                                                    110,029           131,079
Other assets                                                                    152,283           145,194
                                                                           ------------      ------------
Total assets                                                               $  2,027,521      $  2,051,975
                                                                           ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                        $    193,804      $    178,480
   Income taxes                                                                   3,715                --
   Accrued liabilities                                                          176,938           193,768
   Long-term debt due within one year                                            49,960            44,523
                                                                           ------------      ------------
        Total current liabilities                                               424,417           416,771
Long-term debt due after one year                                               953,101           996,222
Retirement benefits and other liabilities                                       227,896           227,963
Commitments and contingencies
Shareholders' equity:
   Serial preferred stock, $1.00 par value, 1,000 shares authorized,
      no shares issued                                                               --                --
   Common stock, $1.25 par value                                                 60,518            60,518
      Shares authorized - 120,000
      Shares issued - 48,414
   Capital in excess of par value                                               212,637           211,113
   Retained earnings                                                            368,735           355,998
                                                                           ------------      ------------
                                                                                641,890           627,629
   Treasury stock, at cost - 3,147 and 3,622 shares                             (71,899)          (82,718)
   Deferred compensation obligation                                               8,232             8,260
   Accumulated other comprehensive loss                                        (156,116)         (142,152)
                                                                           ------------      ------------
      Total shareholders' equity                                                422,107           411,019
                                                                           ------------      ------------
Total liabilities and shareholders' equity                                 $  2,027,521      $  2,051,975
                                                                           ============      ============

See accompanying notes to consolidated financial statements.

                              FLOWSERVE CORPORATION
                                   (Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)                                                          Three Months Ended March 31,
                                                                                -----------------------------
                                                                                   2002               2001
                                                                                ----------         ----------
CASH FLOWS - OPERATING ACTIVITIES:
    Net earnings (loss)                                                         $   12,737         $   (8,540)
    Adjustments to reconcile net earnings (loss)  to net cash provided
    (used) by operating activities:
         Depreciation                                                               11,637             12,848
         Amortization                                                                1,377              6,051
         Amortization of prepaid financing fees and discount                         1,385              1,699
         Net gain on the sale of fixed assets                                         (390)              (224)
         Change in assets and liabilities:
             Accounts receivable                                                    12,880             25,663
             Inventories                                                            (9,932)           (16,038)
             Prepaid expenses                                                        4,214              2,972
             Other assets                                                           (2,949)            (8,439)
             Accounts payable                                                       11,885            (12,300)
             Accrued liabilities                                                   (13,547)           (60,117)
             Income taxes                                                            3,715               (374)
             Retirement benefits and other liabilities                               1,087             (6,838)
             Net deferred taxes                                                     (4,609)             1,150
                                                                                ----------         ----------
Net cash flows provided (used) by operating activities                              29,490            (62,487)
                                                                                ----------         ----------
CASH FLOWS - INVESTING ACTIVITIES:
    Capital expenditures                                                            (6,109)            (7,460)
    Cash received for disposal of assets                                             1,125              3,946
                                                                                ----------         ----------
Net cash flows used by investing activities                                         (4,984)            (3,514)
                                                                                ----------         ----------
CASH FLOWS - FINANCING ACTIVITIES:
    Net (repayments) borrowings under revolving credit agreement                   (28,000)            50,000
    Payments of long-term debt                                                      (8,411)            (5,263)
    Proceeds from stock option exercises                                            10,251                389
      Other                                                                           (163)                --
                                                                                ----------         ----------
Net cash flows (used) provided by financing activities                             (26,323)            45,126
Effect of exchange rate changes                                                     (1,078)            (2,845)
                                                                                ----------         ----------
Net change in cash and cash equivalents                                             (2,895)           (23,720)
Cash and cash equivalents at beginning of year                                      21,533             42,341
                                                                                ----------         ----------
Cash and cash equivalents at end of period                                      $   18,638         $   18,621
                                                                                ==========         ==========
Income taxes paid (refunded)                                                    $      784         $   (6,972)
Interest paid                                                                   $   28,422         $   48,296


See accompanying notes to consolidated financial statements.

                              FLOWSERVE CORPORATION
                                   (UNAUDITED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

1. ACCOUNTING POLICIES - BASIS OF PRESENTATION

         The accompanying consolidated balance sheet as of March 31, 2002, and the related consolidated statements of operations, comprehensive loss and cash flows for the three months ended March 31, 2002 and 2001 are unaudited. In management's opinion, all adjustments comprising normal recurring adjustments necessary for a fair presentation of such consolidated financial statements have been made. The accompanying consolidated financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X and do not contain certain information included in the Company's annual financial statements and notes to the financial statements. Accordingly, the accompanying consolidated financial information should be read in conjunction with the Company's 2001 Annual Report. Interim results are not necessarily indicative of results to be expected for a full year. Certain amounts in 2001 have been reclassified to conform with the 2002 presentation.

2. RECENT ACCOUNTING DEVELOPMENTS

         In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for the Company on January 1, 2003. The Company is currently assessing the impact of SFAS No. 143 and has not yet determined the effects, if any, it will have on its consolidated financial position or results of operations.

3. INVENTORIES

         Inventories are stated at lower of cost or market. Cost is determined for U.S. inventories by the last-in, first-out (LIFO) method and for other inventories by the first-in, first-out (FIFO) method.

         Inventories and the method of determining costs were:

                                                       March 31,           December 31,
                                                         2002                  2001
                                                     ------------          ------------
Raw materials                                        $     67,839          $     62,818
Work in process                                           179,250               144,397
Finished goods                                            252,222               258,856
Less:  Progress billings                                  (69,335)              (43,655)
Less:  Excess and obsolete reserve                        (41,150)              (40,889)
                                                     ------------          ------------
                                                          388,826               381,527
LIFO reserve                                              (34,154)              (33,936)
                                                     ------------          ------------
Net inventory                                        $    354,672          $    347,591
                                                     ============          ============

Percent of inventory accounted for by LIFO                     63%                   62%
Percent of inventory accounted for by FIFO                     37%                   38%

4. GOODWILL AND OTHER INTANGIBLE ASSETS

         On January 1, 2002, the Company adopted SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for using the purchase method. Additionally, SFAS No. 141 establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The most significant changes made by SFAS No. 142 require that goodwill and indefinite lived intangible assets no longer be amortized and be tested for impairment at least on an annual basis. Additionally, the amortization period of intangible assets is no longer limited to forty years.

         Upon adoption of SFAS No. 141 and No. 142, the Company reclassified acquired workforce intangible assets with a carrying value of $18.5 million to goodwill as that asset does not meet the new criteria for recognition apart from goodwill. The Company also determined that certain acquired trademark intangible assets have indefinite useful lives and is no longer amortizing these intangible assets. Under SFAS No. 142, goodwill is no longer amortized and instead is tested for impairment annually at the reporting unit level. The Company is still completing the required transitional goodwill impairment test, but does not expect this test to result in an impairment loss. Amortization of goodwill, workforce intangible assets reclassified to goodwill and trademark intangible assets with indefinite useful lives in the first quarter of 2001 totaled $4.7 million.

         The following table reflects consolidated results in the first quarter of 2001 adjusted as though the adoption of SFAS No. 141 and No. 142 occurred on January 1, 2001:

                                                           Three Months
                                                              Ended
                                                          March 31, 2001
                                                          --------------
Net income (loss):
  As reported                                             $       (8,540)
  Goodwill amortization                                            2,828
  Workforce intangible asset amortization                            435
  Trademark intangible asset amortization                            146
                                                          --------------
  Adjusted net loss                                       $       (5,131)
                                                          ==============

Net income (loss) per share (basic and diluted):
  As reported                                             $        (0.22)
  Goodwill amortization                                             0.08
  Workforce intangible asset amortization                           0.01
  Trademark intangible asset amortization                             --
                                                          --------------
  Adjusted net loss per share                             $        (0.13)
                                                          ==============

         The following tables provide information about acquired intangible assets:

                                               As of December 31, 2001                 As of March 31, 2002
                                            --------------------------------      ---------------------------------
                                               Gross                                     Gross
                                             Carrying           Accumulated            Carrying           Accumulated
                                              Amount            Amortization            Amount            Amortization
                                           ------------         ------------         ------------         ------------
Amortized intangible assets:
  Drawings                                 $     63,500         $     (4,267)        $     63,500         $     (5,021)
  Distribution network                           13,700               (1,051)              13,700               (1,279)
  Software                                        5,900                 (833)               5,900                 (981)
  Other                                          30,300               (7,230)               6,714               (3,564)
                                           ------------         ------------         ------------         ------------
                                           $    113,400         $    (13,381)        $     89,814         $    (10,845)
                                           ============         ============         ============         ============
Unamortized intangible assets-
  Trademarks                               $     31,060                             $     31,060
                                           ============                              ============

Amortization expense:
   Actual for three months ended March 31, 2002                              $1,271
   Estimated for nine months ending December 31, 2002                        $3,815
   Estimated for year ending December 31, 2003                               $5,086
   Estimated for year ending December 31, 2004                               $5,086
   Estimated for year ending December 31, 2005                               $4,963
   Estimated for year ending December 31, 2006                               $4,951
   Estimated for year ending December 31, 2007                               $4,951

         The changes in the carrying amount of goodwill for the first quarter ended March 31, 2002 are as follows:

                                                       Flowserve         Flow          Flow
                                                          Pump        Solutions       Control         Other          Total
                                                       ---------      ---------      ---------      ---------      ---------
Balance as of December 31, 2001                        $ 393,577      $  67,915      $  34,214      $  19,469      $ 515,175
Reclassification of workforce intangible assets           18,501             --             --             --         18,501
Other reclassifications                                   10,065          4,784          5,915        (19,469)         1,295
Currency translation                                        (421)          (673)          (340)            --         (1,434)
                                                       ---------      ---------      ---------      ---------      ---------
BALANCE AS OF MARCH 31, 2002                           $ 421,722      $  72,026      $  39,789      $      --      $ 533,537
                                                       =========      =========      =========      =========      =========


         Other reclassifications include the allocation of previously unallocated goodwill to the Company's reporting units and other reclassifications from intangible assets in connection with the adoption of SFAS No. 142.

5. OPTION OF SFAS NO. 133 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and the corresponding amendments on January 1, 2001. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative-effect adjustment in other comprehensive income as of January 1, 2001 of $0.8 million, net of deferred tax of $0.5 million, representing the current fair value of hedging instruments. Of the asset amount of $1.3 million, $3.4 million related to foreign currency forward contracts, offset by a liability of $2.1 million related to interest rate swap agreements.

6. RESTRUCTURING AND ACQUISITION RELATED CHARGES

         In August 2000, in conjunction with the acquisition of Ingersoll-Dresser Pump Company (IDP), the Company initiated a restructuring program designed to reduce costs and to eliminate excess capacity by consolidating facilities. The Company's actions, approved and committed to in the third quarter of 2000, have resulted in the net reduction of approximately 1,100 positions, which was consistent with the plan. The program includes the closure of IDP's former headquarters, the closure or significant downsizing of a number of pump manufacturing facilities, service and repair centers, and reduction of sales and sales support personnel. The Company established a restructuring reserve for this program in the third quarter of 2000.

         During the first three months of 2001, the Company also incurred $19.1 million in integration costs in conjunction with this program. The Company substantially completed its integration activities during 2001.

         Expenditures charged to the 2000 restructuring reserve were:

                                                          Other
                                                          Exit
                                         Severance        Costs            Total
                                        ----------      ----------      ----------
Balance at August 16, 2000              $   45,980      $   14,832      $   60,812
Cash expenditures                          (18,645)         (2,434)        (21,079)
Net non-cash reduction                      (8,849)             --          (8,849)
                                        ----------      ----------      ----------
Balance at December 31, 2000                18,486          12,398          30,884
Cash expenditures                          (13,267)         (6,712)        (19,979)
Net non-cash reduction                      (2,817)         (2,567)         (5,384)
                                        ----------      ----------      ----------
Balance at December 31, 2001                 2,402           3,119           5,521
Cash expenditures                             (269)           (112)           (381)
                                        ----------      ----------      ----------
Balance at March 31, 2002               $    2,133      $    3,007      $    5,140
                                        ==========      ==========      ==========

7. EARNINGS PER SHARE

         Basic and diluted earnings per share were calculated as follows:


                                                             Three Months       Three Months
                                                                 Ended             Ended
                                                            March 31, 2002     March 31, 2001
                                                            --------------     --------------
Net earnings (loss)                                         $       12,737     $       (8,540)
Denominator for basic earnings per share - weighted                 45,176             38,187
  average shares
Effect of dilutive securities                                          629                 --
                                                            --------------     --------------
Denominator for diluted earnings per share - weighted
  average shares adjusted for dilutive securities                   45,805             38,187
                                                            ==============     ==============
Earnings (loss) per share - basic                           $         0.28     $        (0.22)
                          - diluted                         $         0.28     $        (0.22)

         Options to purchase 751 shares of common stock were outstanding at March 31, 2002 that were not included in the computation of diluted EPS for the three month period ended March 31, 2002 because the options' exercise price was greater than the average market price of the common stock.

         For the three months ended March 31, 2001, the effect of options to purchase 1,328 shares of common stock were excluded from the computation of diluted net loss per share since the Company incurred a net loss during those periods. Therefore, the amounts reported for basic and diluted net loss per ordinary share were the same.

8. GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS

         In connection with the IDP acquisition and as part of the related financing, the Company and a newly formed Dutch subsidiary, Flowserve Finance B.V., issued an aggregate of $375 million of senior subordinated notes (the U.S. dollar Notes and the Euro Notes). The U.S. dollar Notes and the Euro Notes are general unsecured obligations of the Company and of Flowserve Finance B.V., respectively, subordinated in right of payment to all existing and future senior indebtedness of the Company and of Flowserve Finance B.V., respectively, and guaranteed on a full, unconditional, joint and several basis by the Company's wholly-owned domestic subsidiaries and, in the case of the Euro Notes, by the Company.

         The following consolidating financial information presents:

(1) Consolidating balance sheet as of March 31, 2002 and the related statements of operations and cash flows for the three months ended March 31, 2002 and 2001 of (a) Flowserve Corporation, the parent, (b) Flowserve Finance B.V., (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries, and the Company on a consolidated basis, and

(2) Consolidating balance sheet as of December 31, 2001 of (a) Flowserve Corporation, the parent, (b) Flowserve Finance B.V., (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries, and Company on a consolidated basis, and

(3) Elimination entries necessary to consolidate Flowserve Corporation, the parent, with Flowserve Finance, B.V., guarantor and nonguarantor subsidiaries.

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

                              FLOWSERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (AMOUNTS IN THOUSANDS)
                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)

                                                    FLOWSERVE       GUARANTOR      NONGUARANTOR                   CONSOLIDATED
                                      PARENT       FINANCE B.V.    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS        TOTAL
                                   ------------    ------------    ------------    ------------   ------------    ------------
Sales                              $         --    $         --    $    277,695    $    193,613   $    (24,258)   $    447,050
Cost of sales                                --              --         197,651         131,622        (24,258)        305,015
                                   ------------    ------------    ------------    ------------   ------------    ------------
Gross profit                                 --              --          80,044          61,991             --         142,035
     Selling, general and
     administrative expense                  --              --          68,874          31,282             --         100,156
                                   ------------    ------------    ------------    ------------   ------------    ------------
Operating income                             --              --          11,170          30,709             --          41,879
     Net interest expense                (1,397)           (337)         19,882           3,671             --          21,819
     Other expense (income), net             --              --          (4,196)          4,660             --             464
     Equity in earnings of
       subsidiaries                     (11,857)             --              --              --         11,857              --
                                   ------------    ------------    ------------    ------------   ------------    ------------
Earnings (loss) before income            13,254             337          (4,516)         22,378        (11,857)         19,596
  taxes
Provision (benefit) for income
  taxes                                     517              --          (1,671)          8,013             --           6,859
                                   ------------    ------------    ------------    ------------   ------------    ------------
Net earnings (loss)                $     12,737    $        337    $     (2,845)   $     14,365   $    (11,857)   $     12,737
                                   ============    ============    ============    ============   ============    ============

                              FLOWSERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (AMOUNTS IN THOUSANDS)
                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)

                                                    FLOWSERVE       GUARANTOR      NONGUARANTOR                   CONSOLIDATED
                                      PARENT       FINANCE B.V.    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS        TOTAL
                                   ------------    ------------    ------------    ------------   ------------    ------------
Sales                              $         --    $         --    $    299,139    $    170,796   $    (25,900)   $    444,035
Cost of sales                                --              --         217,716         114,645        (25,900)        306,461
                                   ------------    ------------    ------------    ------------   ------------    ------------
Gross profit                                 --              --          81,423          56,151             --         137,574
     Selling, general and
       administrative expense                 7              --          68,965          31,133             --         100,105
     Integration expense                     --              --          15,448           3,691             --          19,139
                                   ------------    ------------    ------------    ------------   ------------    ------------
Operating income (loss)                      (7)             --          (2,990)         21,327             --          18,330
     Net interest expense                 6,961             224          21,330           3,900           (605)         31,810

     Other expense (income), net             --               3          (4,198)          3,455            605            (135)
     Equity in loss of
       subsidiaries                       6,523              --              --              --         (6,523)             --
                                   ------------    ------------    ------------    ------------   ------------    ------------
Earnings (loss) before income
  taxes                                 (13,491)           (227)        (20,122)         13,972          6,523         (13,345)
Provision (benefit) for income
  taxes                                  (4,951)             --          (5,400)          5,546             --          (4,805)
                                   ------------    ------------    ------------    ------------   ------------    ------------
Net earnings (loss)                $     (8,540)   $       (227)   $    (14,722)   $      8,426   $      6,523    $     (8,540)
                                   ============    ============    ============    ============   ============    ============

                              FLOWSERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (AMOUNTS IN THOUSANDS)
                           CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2002
                                   (UNAUDITED)

                                                      FLOWSERVE        GUARANTOR     NONGUARANTOR                    CONSOLIDATED
                                        PARENT       FINANCE B.V.    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS        TOTAL
                                     ------------    ------------    ------------    ------------    ------------    ------------
Current assets:
     Cash and cash equivalents       $         --    $         --    $         --    $     18,638    $         --    $     18,638
     Intercompany receivables             156,925              --          57,184          53,259        (267,368)             --
     Accounts receivable, net                  --              --         227,679         208,623              --         436,302
     Inventories                               --              --         209,255         145,417              --         354,672
     Current deferred tax asset                --              --          33,060           2,102              --          35,162
     Prepaid expenses                          --              --          15,915          15,720              --          31,635
                                     ------------    ------------    ------------    ------------    ------------    ------------
           Total current assets           156,925              --         543,093         443,759        (267,368)        876,409
Property, plant and equipment, net             --              --         198,579         156,684              --         355,263
Investment in subsidiaries                386,553              --         464,633              --        (851,186)             --
Intercompany receivables                  827,699          83,905           2,285          59,646        (973,535)             --
Goodwill, net                                  --              --         420,529         113,008              --         533,537
Other intangible assets, net                   --              --         107,807           2,222              --         110,029
Other assets                               24,159           2,523         113,837          11,764              --         152,283
                                     ------------    ------------    ------------    ------------    ------------    ------------
         Total assets                $  1,395,336    $     86,428    $  1,850,763    $    787,083    $ (2,092,089)   $  2,027,521
                                     ============    ============    ============    ============    ============    ============
Current liabilities:
     Accounts payable                $         --    $         --    $     88,121    $    105,683    $         --    $    193,804
     Intercompany payables                 18,516             772         135,167         131,952        (286,407)             --
     Income taxes                          (1,257)             --           2,192           2,780              --           3,715
     Accrued liabilities                    9,188             866         104,458          62,426              --         176,938
     Long-term debt due within one
       year                                49,959              --               1              --              --          49,960
                                     ------------    ------------    ------------    ------------    ------------    ------------
         Total current liabilities         76,406           1,638         329,939         302,841        (286,407)        424,417

Long-term debt due after one year         896,823          55,836             420              22              --         953,101
Intercompany payables                          --          36,606         822,340          92,832        (951,778)             --
Retirement benefits and other
  liabilities                                  --              --         171,489          56,407              --         227,896

Shareholders' equity:
Serial preferred stock                         --              --              --              --              --              --
Common stock                               60,518              --               2         182,331        (182,333)         60,518
Capital in excess of par value            212,637              --         313,221          72,991        (386,212)        212,637
Retained earnings (deficit)               368,735          (7,861)        234,434         176,606        (403,179)        368,735
                                     ------------    ------------    ------------    ------------    ------------    ------------
                                          641,890          (7,861)        547,657         431,928        (971,724)        641,890
Treasury stock at cost                    (71,899)             --              --              --              --         (71,899)
Deferred compensation obligation            8,232              --              --              --              --           8,232
Accumulated other comprehensive
  income (loss)                          (156,116)            209         (21,082)        (96,947)        117,820        (156,116)
                                     ------------    ------------    ------------    ------------    ------------    ------------
     Total shareholders' equity           422,107          (7,652)        526,575         334,981        (853,904)        422,107
                                     ------------    ------------    ------------    ------------    ------------    ------------
     Total liabilities and
       shareholders' equity          $  1,395,336    $     86,428    $  1,850,763    $    787,083    $ (2,092,089)   $  2,027,521
                                     ============    ============    ============    ============    ============    ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (AMOUNTS IN THOUSANDS)
                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2001

                                                      FLOWSERVE        GUARANTOR     NONGUARANTOR                    CONSOLIDATED
                                        PARENT       FINANCE B.V.    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS        TOTAL
                                     ------------    ------------    ------------    ------------    ------------    ------------
Current assets:
Cash and cash equivalents            $         --    $         --    $         --    $     21,533    $         --    $     21,533
Intercompany receivables                   82,513              --          62,875          77,513        (222,901)             --
Accounts receivable, net                       --              --         231,484         244,377              --         455,861
Inventories                                    --              --         201,707         145,884              --         347,591
Current deferred tax asset                     --              --          33,727           2,589              --          36,316
Prepaid expenses                               --              --          22,981          13,857              --          36,838
                                     ------------    ------------    ------------    ------------    ------------    ------------
   Total current assets                    82,513              --         552,774         485,753        (222,901)        898,139
Property, plant and equipment, net             --              --         201,595         160,793              --         362,388
Investment in subsidiaries                399,026              --         464,633              --        (863,659)             --
Intercompany receivables                  901,675          85,254           6,198          34,003      (1,027,130)             --
Goodwill, net                                  --              --         414,465         100,710              --         515,175
Other intangible assets, net                   --              --         115,123          15,956              --         131,079
Other assets                               29,094           2,693         100,320          13,087              --         145,194
                                     ------------    ------------    ------------    ------------    ------------    ------------
     Total assets                    $  1,412,308    $     87,947    $  1,855,108    $    810,302    $ (2,113,690)   $  2,051,975
                                     ============    ============    ============    ============    ============    ============

Current liabilities:
    Accounts payable                 $        145    $         --    $     85,861    $     92,474    $         --    $    178,480
    Intercompany payables                   4,240          (1,191)         45,004         174,848        (222,901)             --
    Income taxes                           (1,257)             --        (15,606)         16,863               --              --
    Accrued liabilities                    15,034           2,665         107,191          68,878              --         193,768
    Long-term debt due within one
      year                                 44,521              --              2              --               --          44,523
                                     ------------    ------------    ------------    ------------    ------------    ------------
Total current liabilities                  62,683           1,474         222,452         353,063        (222,901)        416,771

Long-term debt due after one year         938,606          57,163             420              33              --         996,222
Intercompany payables                          --          37,115         939,245          50,770      (1,027,130)             --
Retirement benefits and other
  liabilities                                  --              --         172,483          55,480              --         227,963

Shareholders' equity:
Serial preferred stock                         --              --              --              --              --              --
Common stock                               60,518              --               2         182,331        (182,333)         60,518
Capital in excess of par value            211,113              --         313,221          72,991        (386,212)        211,113
Retained earnings (deficit)               355,998          (8,198)        237,279         162,241        (391,322)        355,998
                                     ------------    ------------    ------------    ------------    ------------    ------------
                                          627,629          (8,198)        550,502         417,563        (959,867)        627,629
Treasury stock at cost                    (82,718)             --              --              --              --        (82,718)
Deferred compensation obligation            8,260              --              --              --              --           8,260
Accumulated other comprehensive
  (loss) income                          (142,152)            393         (29,994)        (66,607)         96,208        (142,152)
                                     ------------    ------------    ------------    ------------    ------------    ------------
   Total shareholders' equity             411,019          (7,805)        520,508         350,956        (863,659)        411,019
                                     ------------    ------------    ------------    ------------    ------------    ------------
   Total liabilities
     and shareholders' equity        $  1,412,308    $     87,947    $  1,855,108    $    810,302    $ (2,113,690)   $  2,051,975
                                     ============    ============    ============    ============    ============    ============

                              FLOWSERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (AMOUNTS IN THOUSANDS)
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)

                                                      FLOWSERVE        GUARANTOR     NONGUARANTOR                    CONSOLIDATED
                                        PARENT       FINANCE B.V.    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS        TOTAL
                                     ------------    ------------    ------------    ------------    ------------    ------------
CASH FLOWS - OPERATING
ACTIVITIES:
    Net earnings (loss)              $     12,737    $        337    $     (2,845)   $     14,365    $    (11,857)   $     12,737
Adjustments to
  reconcile net earnings
  (loss) to cash (used)
  provided by operating
  activities:
    Depreciation                               --              --           6,860           4,777              --          11,637
    Amortization                               --              --           1,180             197              --           1,377
    Amortization of prepaid
      financing fees and discount           1,289              96              --              --              --           1,385
    Net (gain) loss on sale of
      fixed assets                             --              --            (410)             20              --            (390)
Change in operating assets
  and liabilities:
    Accounts receivable                        --              --           3,753           9,127              --          12,880
    Inventories                                --              --          (7,587)         (2,345)             --          (9,932)
    Intercompany receivable
      and payable                          13,811           1,666         (10,283)        (36,325)         31,131              --
    Prepaid expenses                           --              --           6,641          (2,427)             --           4,214
    Other assets                                8              10          (4,067)          1,100              --          (2,949)
    Accounts payable                         (145)             --           2,282           9,748              --          11,885
    Accrued liabilities                    (5,846)         (1,819)         (6,558)            676              --         (13,547)
    Income taxes                               --              --          17,820         (14,105)             --           3,715
    Retirement benefits and
     other liabilities                        745              --            (994)          1,336              --           1,087
    Net deferred taxes                      3,724              --          (4,742)         (3,591)             --          (4,609)
                                     ------------    ------------    ------------    ------------    ------------    ------------
    Net cash (used) provided
      by operating activities              26,323             290           1,050         (17,447)         19,274          29,490
                                     ------------    ------------    ------------    ------------    ------------    ------------
CASH FLOWS - INVESTING
ACTIVITIES:
    Capital expenditures                       --              --          (2,971)         (3,138)             --          (6,109)
    Disposal of assets                         --              --           1,125              --              --           1,125
    Change in investments in
      subsidiaries                             --              --              --          41,407         (41,407)             --
                                     ------------    ------------    ------------    ------------    ------------    ------------
Net cash flows used by
  investing activities                         --              --          (1,846)         38,269         (41,407)         (4,984)
                                     ------------    ------------    ------------    ------------    ------------    ------------
CASH FLOWS - FINANCING
ACTIVITIES:
    Net repayments under
      revolving credit agreement          (28,000)             --              --              --              --         (28,000)
    Payments of long-term debt             (8,411)             --              --              --              --          (8,411)
    Proceeds from stock option
      exercises                            10,251              --              --              --              --          10,251
    Other                                    (163)           (290)            803         (10,790)         10,277            (163)
                                     ------------    ------------    ------------    ------------    ------------    ------------
Net cash flows provided (used)
  by financing activities                 (26,323)           (290)            803         (10,790)         10,277         (26,323)
Effect of exchange rate
  changes on cash                              --              --              (7)         (1,071)             --          (1,078)
                                     ------------    ------------    ------------    ------------    ------------    ------------
Net change in cash and cash
  equivalents                                  --              --              --           8,961         (11,856)         (2,895)
Cash and cash equivalents at
  beginning of year                            --              --              --          21,533              --          21,533
                                     ------------    ------------    ------------    ------------    ------------    ------------
Cash and cash equivalents at
  end of period                      $         --    $         --    $         --    $     30,494    $    (11,856)   $     18,638
                                     ============    ============    ============    ============    ============    ============

                              FLOWSERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (AMOUNTS IN THOUSANDS)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)

                                                      FLOWSERVE        GUARANTOR     NONGUARANTOR                    CONSOLIDATED
                                        PARENT       FINANCE B.V.    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS        TOTAL
                                     ------------    ------------    ------------    ------------    ------------    ------------
CASH FLOWS - OPERATING
ACTIVITIES:
         Net earnings (loss)         $     (8,540)   $       (227)   $    (14,722)   $      8,426    $      6,523    $     (8,540)
Adjustments to reconcile net
  earnings (loss) to cash
  provided (used) by operating
  activities:
    Depreciation                                7              --           7,432           5,409              --          12,848
    Amortization                               --              --           5,180             871              --           6,051
    Amortization of prepaid
      financing fees and discount           1,543             156              --              --              --           1,699
    Net (gain) loss on sale of
      fixed assets                             --              --              54            (278)             --            (224)
Change in operating assets and
  liabilities:
    Accounts receivable                      (212)             --           9,349          16,526              --          25,663
    Inventories                            (5,758)             --             440         (10,720)             --         (16,038)
    Intercompany receivable and
      payable                             (28,287)             25         296,036          21,498        (289,272)             --
    Prepaid expenses                          876              --           1,530             566              --           2,972
    Other assets                           (1,686)            (33)          2,797          (9,517)             --          (8,439)
    Accounts payable                        4,284              --          15,603         (24,457)         (7,730)        (12,300)
    Accrued liabilities                    (6,921)             70         (12,683)        (40,583)             --         (60,117)
    Income taxes                               --              --              --            (374)             --            (374)
    Retirement benefits and
      other liabilities                       (65)             --            (226)         (6,547)             --          (6,838)
    Net deferred taxes                        (61)             --          (4,528)          5,739              --           1,150
                                     ------------    ------------    ------------    ------------    ------------    ------------
Net cash (used) provided by
  operating activities                    (44,820)             (9)        306,262         (33,441)       (290,479)        (62,487)
                                     ------------    ------------    ------------    ------------    ------------    ------------
CASH FLOWS - INVESTING
ACTIVITIES:
    Capital expenditures                     (306)             --          (6,030)         (1,124)             --          (7,460)
    Disposal of assets                         --              --           3,946              --              --           3,946
                                     ------------    ------------    ------------    ------------    ------------    ------------
Net cash flows used in
  investing activities                       (306)             --          (2,084)         (1,124)             --          (3,514)
                                     ------------    ------------    ------------    ------------    ------------    ------------
CASH FLOWS - FINANCING
ACTIVITIES:
    Payments on long-term debt             (5,263)             --              --              --              --          (5,263)
    Net borrowings under
      revolving credit agreement           50,000              --              --              --              --          50,000
    Other activity                            389               9        (304,178)         22,382         281,787             389
                                     ------------    ------------    ------------    ------------    ------------    ------------
Net cash flows provided (used)
  by financing activities                  45,126               9        (304,178)         22,382         281,787          45,126
Effect of exchange rate changes
  on cash                                      --              --              --          (2,845)             --          (2,845)
                                     ------------    ------------    ------------    ------------    ------------    ------------
Net change in cash and cash
  equivalents                                  --              --              --         (15,028)         (8,692)        (23,720)
Cash and cash equivalents at
  beginning of year                            --              --              --          50,239          (7,898)         42,341
                                     ------------    ------------    ------------    ------------    ------------    ------------
Cash and cash equivalents at
  end of period                      $         --    $         --    $         --    $     35,211    $    (16,590)   $     18,621
                                     ============    ============    ============    ============    ============    ============

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

         Amounts classified as All Other include Corporate Headquarters costs and other minor entities that are not considered separate segments. The Company evaluates segment performance and allocates resources based on profit or loss excluding integration expenses, interest expense, other income or expense, income taxes and extraordinary items. Intersegment sales and transfers are recorded at cost plus a profit margin. Several valve distribution centers were transferred from Flow Solutions Division to Flow Control Division during the first quarter of 2002. Amounts reported for these distribution centers in the first quarter of 2001 have been reclassified to conform to the current business configuration.



Three months ended March 31, 2002

                                          Flowserve        Flow            Flow                      Consolidated
                                            Pump         Solutions       Control       All Other         Total
                                        ------------   ------------   ------------   ------------    ------------
Sales to external customers             $    231,719   $    141,954   $     71,675   $      1,702    $    447,050
Intersegment sales                             1,629          5,142          1,789         (8,560)             --
Segment operating income                      26,061         16,980          5,223         (6,385)         41,879
Identifiable assets                     $  1,276,695   $    432,594   $    237,359   $     77,158    $  2,023,806

Three months ended March 31, 2001

                                          Flowserve         Flow           Flow                       Consolidated
                                             Pump        Solutions       Control       All Other          Total
                                        ------------   ------------   ------------   ------------    ------------
Sales to external customers             $    223,497   $    143,043   $     76,489   $      1,006    $    444,035
Intersegment sales                             1,201          4,758          2,151         (8,110)             --
Segment operating income (before
integration expense)                          18,116         16,977          9,459         (7,083)         37,469
Identifiable assets                     $  1,662,265   $    434,948   $    230,059   $   (289,251)   $  2,038,021


A reconciliation of total segment operating income before integration expense to consolidated earnings before income taxes follows:

                                                                             Three Months Ended March 31,
                                                                             ----------------------------
                                                                                 2002             2001
                                                                             -----------      -----------
Total segment operating income (before integration expense)                  $    48,264      $    44,552
Corporate expenses and other                                                       6,385            7,083
Integration expense                                                                   --           19,139
Net interest expense                                                              21,819           31,810
Other expense (income)                                                               464             (135)
                                                                             -----------      -----------
Earnings (loss) before income taxes                                          $    19,596      $   (13,345)
                                                                             ===========      ===========

10.  SUBSEQUENT EVENTS

         On May 2, 2002, the Company completed its acquisition of Invensys plc's flow control division (IFC) for an aggregate purchase price of $535 million, subject to adjustment pursuant to the terms of the purchase and sale agreement. IFC is a manufacturer of valves, actuators and associated flow control products. The Company financed the acquisition and associated transaction costs by issuing
9.2 million shares of common stock for net proceeds of approximately $277 million in April 2002 and borrowing the remainder through its senior secured credit facility. The Company used approximately $40 million of the new equity financing to reduce amounts outstanding under the Company's revolving credit facility.

         The Company obtained the incremental new borrowings under its senior credit facilities by amending the agreement to borrow $700.0 million under a new tranche C term loan, borrow $95.3 million under a new tranche A term loan, repay $11.3 million of the existing tranche A term loan and repay all $468.8 million of the existing tranche B term loan. Certain other terms of the senior credit facility were changed. These changes include a maturity in 2009 rather than 2008 for the tranche C term loan, a lower interest rate and modified covenants. As a result of repaying the tranche B term notes on May 2, 2002, the Company incurred pre-tax extraordinary expense of approximately $10 million primarily from writing off the unamortized balance of the existing tranche B term loan facility prepaid financing fees.

         The revised scheduled principal payments of the term loans after giving effect to borrowings for the acquisition of IFC are summarized as follows: $43.7 million in the remainder of 2002, $78.7 million in 2003, $84.0 million in 2004, $89.3 million in 2005, $56.0 million in 2006, $100.0 million in 2007, $388.0 million in 2008, and $194.0 million in 2009.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion and analysis are provided to increase understanding of, and should be read in conjunction with, the accompanying consolidated financial statements and notes.

         Flowserve produces engineered and industrial pumps, automated and manual quarter-turn valves, control valves, valve actuators and precision mechanical seals, and provides a range of related flow management services worldwide, primarily for the process industries. Equipment manufactured and serviced by the Company is predominately used in industries that deal with difficult-to-handle and often corrosive fluids in environments with extreme temperature, pressure, horsepower and speed. Flowserve's businesses are affected by economic conditions in the United States and other countries where its products are sold and serviced, the cyclical nature of the petroleum, chemical, power and other industries served, by the relationship of the U.S. dollar to other currencies, and by the demand for and pricing of customers' products. The Company believes the impact of these conditions is somewhat mitigated by the strength and diversity of Flowserve's product lines, geographic coverage and significant installed base, which provides potential for an annuity stream of revenue from parts and services.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2002

     Sales increased about 1.0% to $447.1 million for the three months ended March 31, 2002, compared with $444.0 million for the same period in 2001. Sales were positively impacted by improved business activity in the petroleum and water markets. However, sales were negatively impacted by an unfavorable currency translation of approximately 3.0% and continued weakness in the chemical and general industrial sectors. The change in sales is discussed further in the following section on Business Segments. Net sales to international customers, including export sales from the U.S., were 47% of sales, similar to the first quarter of 2001.

         Bookings, or incoming orders for which there are purchase commitments, were $473.8 million, 4.5% lower than the first quarter of 2001 when bookings were $496.3 million. Excluding negative currency translation, bookings were about flat compared with last year's first quarter. Sequentially, first quarter 2002 bookings were up 5.0% over fourth quarter 2001 bookings. The improvement reflects strength in the petroleum, power and water markets during the quarter. Bookings activity in the chemical and general industrial markets of the business was soft throughout the quarter compared with the first quarter of the previous year. At March 31, 2002, backlog was $683.4 million, a decrease of 1.0% compared with the first quarter of 2001 and an increase of 3.0% compared to year end 2001.

BUSINESS SEGMENTS

         Flowserve manages its operations through three business segments:
Flowserve Pump Division (FPD) for engineered and industrial pumps; Flow Solutions Division (FSD) for precision mechanical seals and flow management services; and Flow Control Division (FCD) for automated and manual quarter-turn valves, control valves, nuclear valves and valve actuators. Several valve distribution centers were transferred from FSD to FCD during the first quarter of 2002. Amounts reported for these distribution centers in the first quarter of 2001 have been reclassified to conform to the current business configuration.

     Sales and operating income before integration expense for each of the three business segments follows:


                                                   FLOWSERVE PUMP DIVISION
                                                  -------------------------
                                                     Three Months Ended
                                                           March 31,
                                                  -------------------------
(In millions of dollars)                             2002           2001
                                                  ----------     ----------
Sales                                             $    233.3     $    224.7
Operating income (before integration expense)           26.1           18.1

         The sales increase in the first quarter of 2002 compared with the first quarter of 2001 was largely due to improved business activity in the petroleum and water markets. These improvements were partially offset by weakness in the chemical and general industrial markets and unfavorable currency translation of about 3.0%.

         Operating income, before integration expense, increased 44.0% to $26.1 million from the prior period of $18.1 million. Operating income, before integration expense, as a percentage of sales increased to 11.2% in the first quarter of 2002 from 8.1% in the prior year period. Operating income, before integration expense, increased 22.0% from prior period operating income, before integration expense, of $21.4 million on a pro forma basis excluding amortization of goodwill and intangible assets with indefinite useful lives. The increase primarily resulted from the synergy savings realized from the integration of Ingersoll-Dresser Pump Company (IDP), acquired in August 2000. The savings were partially offset by unfavorable currency translation which negatively impacted operating income by 7.3%.

                                        FLOW SOLUTIONS DIVISION
                                       -------------------------
                                           Three Months Ended
                                               March 31,
                                       -------------------------
(In millions of dollars)                  2002           2001
                                       ----------     ----------
Sales                                  $    147.1     $    147.8
Operating income (before
  integration expense)                       17.0           17.0

         Sales for the three months ended March 31, 2002 of $147.1 million were similar to sales for the three months ended March 31, 2001. Improvements in the seal business were offset by weakness in the service business and unfavorable currency translation of about 3.0%.

         Operating income before integration expense of $17.0 million was unchanged from the prior year. Operating income before integration expense, as a percentage of sales, was unchanged at 11.6%. Operating income, before integration expense, decreased 5.0% from prior period operating income of $17.9 million on a pro forma basis excluding amortization of goodwill. The decrease is primarily due to unfavorable translation which negatively impacted operating income by 5.6%.


                                         FLOW CONTROL DIVISION
                                       -------------------------
                                          Three Months Ended
                                               March 31,
                                       -------------------------
(In millions of dollars)                  2002            2001
                                       ----------     ----------
Sales                                  $     73.5     $     78.6
Operating income (before
  integration expense)                        5.2            9.5

         Sales were impacted by a slowdown in quick turnaround business, weakness in the chemical sector and unfavorable currency translation of about 2.0%.

         Operating income, before integration expense, was $5.2 million in the first quarter of 2002 compared with $9.5 million in the prior year period. Operating income, before integration expense, as a percentage of sales was 7.1% in the first quarter of 2002, compared with 12.1% in 2001. Operating income, before integration expense, decreased 48.0% from prior period operating income, before integration expense, of $10.0 million on a pro forma basis excluding amortization of goodwill. The decline in profitability reflects a mix shift toward original equipment, lower absorption of manufacturing costs due to lower production to reduce finished goods inventory and unfavorable currency translation of 2.5%.

CONSOLIDATED RESULTS

         Gross profit of $142.0 million increased 3.2% compared with the prior year period despite relatively flat sales. The gross profit margin was 31.8% for the three months ended March 31, 2002, compared with 31.0% for the same period in 2001. This improvement primarily resulted from manufacturing integration synergies related to the IDP acquisition. This improvement was partially offset by the overall effort to reduce inventory which lowered the absorption of manufacturing costs and a less profitable product mix consisting of a lower mix of chemical process pumps and valves. The impact of no longer amortizing intangible assets with indefinite useful lives on gross profit was not significant.

         Inventories are stated at the lower of cost or market. Cost is determined for U.S. inventories by the last-in, first-out (LIFO) method and for other inventories by the first-in, first-out (FIFO) method. The Company's LIFO reserve for U.S. inventories of $34.2 million at March 31, 2002 was essentially unchanged from $33.9 million at December 31, 2001.

         Selling, general and administrative expense of $100.2 million was flat with the prior year period. Selling, general and administrative expense, as a percentage of net sales, of 22.4% for the quarter ended March 31, 2002 was flat with the prior year period. The reduction from no longer amortizing goodwill and other intangible assets with indefinite useful lives was partially offset by period costs associated with certain headcount reductions.

         Operating income increased more than 128 percent to $41.9 million in the first quarter of 2002 compared with $18.3 million in the year ago period. Operating income, before integration expense, increased 11.8% over the prior year quarter. Operating income, before integration expense, was similar to the first quarter of 2001 on a pro forma basis excluding amortization of goodwill and intangible assets with indefinite useful lives. Synergy benefits related to the acquisition and integration of IDP were offset by unfavorable currency translation.

         Net interest expense during the first quarter of 2002 was $21.8 million, compared with $31.8 million in the same period in 2001 due to lower interest rates and a lower debt balance as a result of early extinguishment of senior subordinated notes in November 2001 with proceeds from a sale of the Company's common shares.

         The Company's effective tax rate for the first quarter of 2002 was 35.0% compared with 36.0% in the first quarter of 2001 primarily due to the elimination of goodwill amortization not deductible for income tax purposes.

         Net earnings increased in the first quarter of 2002 to $12.7 million, or $0.28 per share, compared with earnings, before integration expense, of $3.7 million, or $0.10 per share, in the first quarter of 2001. Net earnings, before integration expense, for the first quarter of 2001 were $7.1 million, or $0.19 per share, excluding amortization of goodwill and other intangible assets with indefinite useful lives. Net earnings for the first quarter of 2002 of $12.7 million, or $0.28 per share, compared with a loss of $8.5 million, or $0.22 per share, for the same period in 2001 and a pro forma loss of $5.1 million, or $0.13 per share, in the same period excluding amortization of goodwill and other intangible assets with indefinite useful lives.

RESTRUCTURING

         In August 2000, in conjunction with the acquisition of Ingersoll-Dresser Pump Company (IDP), the Company initiated a restructuring program designed to reduce costs and to eliminate excess capacity by consolidating facilities. The Company's actions, approved and committed to in the third quarter of 2000, have resulted in the net reduction of approximately 1,100 positions, which was consistent with the plan. The program includes the closure of IDP's former headquarters, the closure or significant downsizing of a number of pump manufacturing facilities, service and repair centers, and reduction of sales and sales support personnel. The Company established a restructuring reserve for this program in the third quarter of 2000.

         During the first three months of 2001, the Company also incurred $19.1 million in integration costs in conjunction with this program. The Company substantially completed its integration activities during 2001.

         Expenditures charged to the 2000 restructuring reserve were:

                                                           Other Exit
                                           Severance          Costs            Total
                                           ----------      ----------      ----------
Balance at August 16, 2000                 $   45,980      $   14,832      $   60,812
Cash expenditures                             (18,645)         (2,434)        (21,079)
Net non-cash reduction                         (8,849)             --          (8,849)
                                           ----------      ----------      ----------
Balance at December 31, 2000                   18,486          12,398          30,884
Cash expenditures                             (13,267)         (6,712)        (19,979)
Net non-cash reduction                         (2,817)         (2,567)         (5,384)
                                           ----------      ----------      ----------
Balance at December 31, 2001                    2,402           3,119           5,521
Cash expenditures                                (269)           (112)           (381)
                                           ----------      ----------      ----------
Balance at March 31, 2002                  $    2,133      $    3,007      $    5,140
                                           ==========      ==========      ==========

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operations and borrowings available under the Company's existing senior credit agreement are its primary sources of short-term liquidity. Cash flows provided by operating activities in the first quarter of 2002 were $29.5 million, compared with a use of $62.5 million in 2001. Cash flows from operating activities for 2002 were significantly above 2001 cash flows, generally due to payments in 2001 associated with the IDP integration program, including restructuring and integration payments, lower interest expense in 2002 and decreases in working capital in 2002. The Company believes improved cash flows from operating activities combined with availability under its existing credit agreement will be sufficient to enable the Company to meet its cash flow needs for the next 12 months. However, cash flows from operations could be adversely affected by economic, political and other risks associated with international sales and operations, intense competition, fluctuations in foreign exchange rates and fluctuations in interest rates, among other factors.

         Capital expenditures were $6.1 million during the first three months of 2002, compared with $7.4 million in the first three months of 2001. Capital expenditures were funded primarily by operating cash flows. For each period, capital expenditures were invested in new and replacement machinery and equipment, information technology and, in 2001, integration activities including structures and equipment required at receiving facilities.

FINANCING

         During the third quarter of 2000, in connection with the acquisition of IDP, the Company entered into a Senior Secured Credit Facility (the Credit Facility) which included a $275 million term loan (Tranche A) due June 2006, a $475 million term loan (Tranche B) due June 2008, and a $300 million revolving credit facility with a final maturity of June 2006. The Credit Facility is secured by substantially all domestic assets of the Company and a pledge of 65% of the stock of the foreign subsidiaries. The term loans bear floating interest rates based on LIBOR plus a credit spread, or the Prime Rate plus a credit spread, at the option of the Company. The credit spread can increase or decrease based on the Company's leverage ratio as defined. At March 31, 2002 the interest rates on the term loans were 4.6250%, 4.6875% and 4.8125% relating to Tranche A and 5.3750% and 5.4375% relating to Tranche B. As of March 31, 2002, $42.0 million of the revolving credit was drawn and $718.5 million of the term loans were outstanding.

         The term loans require scheduled principal payments which began June 30, 2001. At March 31, 2002, the Company had repaid $31.5 million of the term loans. The scheduled principal payments of the term loans outstanding at March 31, 2002 are summarized as follows: $36.1 million in the remainder of 2002, $59.4 million in 2003, $63.3 million in 2004, $67.3 million in 2005, $105.9 million in 2006, $257.5 million in 2007 and $129.1 million in 2008. The Company is required to use a percentage of excess cash from operations, as defined in the Credit Facility and the indenture, to reduce the outstanding principal of the term loans in the following year. No additional principal payments are due in 2002 under this provision.

         The revolving credit facility allows the Company to issue up to $200 million in letters of credit. As of March 31, 2002, $41.5 million of letters of credit had been issued under the facility. As letters of credit issued under the facility reduce availability, the Company had $216.5 million remaining in unused borrowing capacity at March 31, 2002 under the revolving credit facility.

         In connection with the acquisition of IDP, the Company also issued 10 year senior subordinated notes on August 8, 2000 in a U.S. dollar tranche and a Euro tranche. Proceeds of $285.9 million from the dollar tranche and EUR 98.6 million from the Euro tranche, equivalent to $89.2 million, were also used in completing the IDP acquisition. The balance of the dollar tranche and Euro tranche was $186.3 million and $55.8 million, respectively, at March 31,

2002. The notes, issued at a fixed rate of 12.25%, were originally priced at a discount to yield 12.50%, and have no scheduled principal payment prior to maturity in August 2010. Beginning in August 2005, the notes become callable at a fixed redemption price. The notes can also be redeemed by the Company under certain circumstances and have mandatory redemption features under certain circumstances, including a change in control as defined. Interest on the notes is payable semi-annually in February and August. About one-third of these notes were called at a premium in December 2001 utilizing the proceeds of an equity offering according to the redemption provisions of the indenture.

         The Company has significant indebtedness in relation to shareholders' equity. The Company's indebtedness increases its vulnerability to adverse economic and industry conditions, requires it to dedicate a substantial portion of cash flow from operating activities to payments on the indebtedness and could limit its ability to borrow additional funds and/or raise additional capital. The increase in its outstanding indebtedness as a result of the financing for the acquisition of IFC increases the Company's exposure to these factors.

         The provisions of the Company's senior credit facilities existing prior to the acquisition of IFC required the Company to meet or exceed specified financial covenants that are defined in the senior credit facility. The terms of the senior credit facility amended and restated for the acquisition of IFC also contain similar financial covenants. These covenants include a leverage ratio, an interest coverage ratio, and a fixed charge coverage ratio. Further, the provisions of the senior credit facilities and the senior subordinated notes contain limitations or restrictions on indebtedness, liens, sale and leaseback transactions, acquisitions, asset sales, payment of dividends or other distributions, capital expenditures, and other customary restrictions. At March 31, 2002, the Company was in compliance with these covenant and, while the Company expects to comply with such covenants in the future, there can be no assurance that it will do so.

         At March 31, 2002, net debt was 70% of the Company's capital structure compared with 71.3% at December 31, 2001. The ratio decreased due to the repayments of term loans and a reduction in the revolving credit borrowings. On a pro forma basis including financing for the acquisition of IFC, net debt was 64.4% of the Company's capital structure at March 31, 2002.

PAYMENTS FOR ACQUISITIONS

         On May 2, 2002, the Company completed its acquisition of Invensys plc's flow control division (IFC) for an aggregate purchase price of $535 million, subject to adjustment pursuant to the terms of the purchase and sale agreement. IFC is one of the world's foremost manufacturers of valves, actuators and associated flow control products. With this acquisition, Flowserve becomes the second largest manufacturer of valves. The Company financed the acquisition and associated transaction costs by issuing 9.2 million shares of common stock for net proceeds of approximately $277 million in April 2002 and through new borrowing under its senior secured credit facilities. The Company used approximately $40 million of the new equity financing to reduce amounts outstanding under the Company's revolving credit facility.

         The Company obtained the incremental new borrowings under its senior credit facilities by amending the agreement to borrow $700 million under a new tranche C term loan, borrow $95.3 million under a new tranche A term loan, repay $11.3 million of the existing tranche A term loan and repay all $468.8 million of the existing tranche B term loan. Certain other terms of the senior credit facility were changed. These changes include a maturity in 2009 rather than 2008 for the tranche C term loan, a lower interest rate, and modified covenants. As a result of repaying the tranche B term notes on May 2, 2002, the Company incurred pre-tax extraordinary expense of approximately $10 million primarily from writing off the unamortized balance of existing tranche B term loan facility prepaid financing fees.

         The revised scheduled principal payments of the term loans after giving effect to borrowings for the acquisition of IFC are summarized as follows: $43.7 million in the remainder of 2002, $78.7 million in 2003, $84.0 million in 2004, $89.3 million in 2005, $56.0 million in 2006, $100.0 million in 2007, $388.0 million in 2008, and $194.0 million in 2009.

         The Company regularly evaluates acquisition opportunities of various sizes. Its ability to raise additional capital through debt or equity financing is a critical consideration in any such evaluation.

RECENT ACCOUNTING DEVELOPMENTS

         On January 1, 2002, the Company adopted SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for using the purchase method. Additionally, SFAS No. 141 establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The most significant changes made by SFAS No. 142 require that goodwill and indefinite lived intangible assets no longer be amortized and be tested for impairment at least on an annual basis. Additionally, the amortization period of intangible assets is no longer limited to forty years.

         Upon adoption of SFAS No. 141 and No. 142, the Company reclassified acquired workforce intangible assets with a carrying value of approximately $18.5 million to goodwill that do not meet the new criteria for recognition apart from goodwill. The Company also determined that certain acquired trademark intangible assets have indefinite useful lives and is no longer amortizing these intangible assets. Under SFAS No. 142, goodwill is no longer amortized and instead is tested for impairment annually at the reporting unit level. The Company is still completing the required transitional goodwill impairment test, but does not expect this test to result in an impairment loss.

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

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

         This Report on Form 10-Q and other written reports and oral statements made from time-to-time by the Company contain various forward-looking statements and include assumptions about Flowserve's future market conditions, operations and results. These statements are based on current expectations and are subject to significant risks and uncertainties. They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Among the many factors that could cause actual results to differ materially from the forward-looking statements are: changes in the financial markets and the availability of capital; changes in the already competitive environment for the Company's products or competitors' responses to Flowserve's strategies; the Company's ability to integrate past and future acquisitions into its management and operations; political risks or trade embargoes affecting important country markets; the health of the petroleum, chemical and power industries; economic conditions and the extent of economic growth in areas inside and outside the United States; unanticipated difficulties or costs associated with the implementation of systems, including software; the Company's ability to meet the financial covenants and other requirements of its financing agreements; repercussions from the terrorist attacks of September 11, 2001, and the response to the United States to those attacks, technological developments in the Company's products as compared to those of its competitors; changes in prevailing interest rates and the effective interest costs which the Company bears; and adverse changes in the regulatory climate and other legal obligations imposed on the Company. The Company undertakes no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS

         The Company has market risk exposure arising from changes in interest rates and foreign currency exchange rate movements.

         The Company's earnings are impacted by changes in short-term interest rates as a result of borrowings under its Credit Facility, which bear interest based on floating rates. At March 31, 2002, after the effect of interest rate swaps held by the Company, the Company had approximately $635.5 million of variable-rate debt obligations outstanding with a weighted average interest rate of 5.1335%. A hypothetical change of 100-basis points in the interest rate for these borrowings, assuming debt levels at March 31, 2002, would change interest expense by approximately $1.6 million for the quarter ended March 31, 2002.

         The Company, as part of its risk management program, is party to interest rate swap agreements for the purpose of hedging its exposure to floating interest rates on certain portions of its debt. The Company is exposed to credit-related losses in the event of non-performance by counterparties to financial instruments, but it expects all counterparties to meet their obligations given their creditworthiness. As of March 31, 2002, the Company had $125.0 million of notional amount in outstanding interest rate swaps with third parties with maturities of up to 4 years 8 months.

         The Company employs a foreign currency hedging strategy to minimize potential losses in earnings or cash flows from unfavorable foreign currency exchange rate movements. Foreign currency exposures arise from transactions, including firm commitments and anticipated transactions, denominated in a currency other than an entity's functional currency and from foreign-denominated revenues and profits translated back into U.S. dollars. Based on the sensitivity analysis at March 31, 2002, a 10% adverse change in the foreign currency exchange rates could impact the Company's results of operation by $0.6 million. The primary currencies to which the Company has exposure are the Euro, British pound, Canadian dollar, Mexican peso, Japanese yen, Singapore dollar, Brazilian real, Australian dollar, Argentine peso and Venezuelan bolivar.

         Exposures are hedged primarily with foreign currency forward contracts that generally have maturity dates less than one year. Company policy allows foreign currency coverage only for identifiable foreign currency exposures and, therefore, the Company does not enter into foreign currency contracts for trading purposes where the objective is to generate profits. As of March 31, 2002, the Company had an U.S. dollar equivalent of $67.6 million in outstanding forward contracts with third parties.

         Generally, the Company views its investments in foreign subsidiaries from a long-term perspective, and therefore, does not hedge these investments. The Company uses capital structuring techniques to manage its investment in foreign subsidiaries as deemed necessary.

PART II  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      None

(b)   Reports on Form 8-K


      The following Current Reports on Form 8-K were filed with the Securities and Exchange Commission during the quarterly period covered by this report:

      Current Report on Form 8-K filed on March 22, 2002, pursuant to Item 5 (Other Events) announcing the acquisition of the Flow Control Division of Invensys plc.

      Current Report on Form 8-K filed on March 29, 2002, pursuant to Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) to file and incorporate by reference the Purchase and Sale Agreement between the Company and Invensys plc for the Company's acquisition of the Flow Control Division of Invensys plc.

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



Date:     May 15, 2002
----------------------