Form 10-Q
period 2002-06-30
FLOWSERVE CORP
filed 2002-08-14
CIK 30625

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   ----------


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                   ----------


For Quarter Ended June 30, 2002                   Commission File Number 1-13179


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


                       YES    X             NO
                           ------              -------


SHARES OF COMMON STOCK, $1.25 PAR VALUE,
outstanding as of July 31, 2002                                       55,204,776

                              FLOWSERVE CORPORATION
                                      INDEX

                                                                                    Page
                                                                                     No.
                                                                                    ----
PART I.       FINANCIAL INFORMATION

       ITEM 1.    FINANCIAL STATEMENTS

                  Consolidated Statements of Operations -
                  Three Months Ended June 30, 2002 and 2001  (unaudited)             3

                  Consolidated Statements of Comprehensive Income/(Loss) -
                  Three Months Ended June 30, 2002 and 2001 (unaudited)              3

                  Consolidated Statements of Operations -
                  Six Months Ended June 30, 2002 and 2001  (unaudited)               4

                  Consolidated Statements of Comprehensive Income/(Loss) -
                  Six Months Ended June 30, 2002 and 2001 (unaudited)                4

                  Consolidated Balance Sheets -
                  June 30, 2002 (unaudited) and December 31, 2001                    5

                  Consolidated Statements of Cash Flows -
                  Six Months Ended June 30, 2002 and 2001  (unaudited)               6

                  Notes to Consolidated Financial Statements                         7


       ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS                              27

       ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS           45

       ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                  46

SIGNATURE                                                                           47

PART I.       FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                              FLOWSERVE CORPORATION
                                   (UNAUDITED)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)                Three Months Ended June 30,
                                                             ---------------------------
                                                                 2002           2001
                                                               ---------     ---------
Sales                                                          $ 592,728      $ 464,579
Cost of sales                                                    410,703        308,901
                                                               ---------      ---------
Gross profit                                                     182,025        155,678
Selling, general and administrative expense                      122,019        103,572
Integration expense                                                2,005         16,944
Restructuring expense                                                644             --
                                                               ---------      ---------
Operating income                                                  57,357         35,162
Net interest expense                                              23,892         31,361
Other expense (income), net                                        1,645           (265)
                                                               ---------      ---------
Earnings before income taxes                                      31,820          4,066
Provision for income taxes                                        11,138          1,464
                                                               ---------      ---------
Net earnings before extraordinary items                           20,682          2,602
Extraordinary items, net of income taxes                          (6,337)            --
                                                               ---------      ---------
Net earnings                                                   $  14,345      $   2,602
                                                               =========      =========

Net earnings per share (basic):
   Before extraordinary items                                  $    0.40      $    0.07
   Extraordinary items, net of income taxes                        (0.12)            --
                                                               ---------      ---------
Net earnings per share                                         $    0.28      $    0.07
                                                               =========      =========

Net earnings per share (diluted):
   Before extraordinary items                                  $    0.39      $    0.07
   Extraordinary items, net of income taxes                        (0.12)            --
                                                               ---------      ---------
Net earnings per share                                         $    0.27      $    0.07
                                                               =========      =========

Average shares outstanding - basic                                51,920         38,058
Average shares outstanding - diluted                              52,679         38,796


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Amounts in thousands)                                       Three Months Ended June 30,
                                                             ---------------------------
                                                                 2002           2001
                                                               ---------     ---------
Net earnings                                                     $14,345      $  2,602
                                                               ---------     ---------
Other comprehensive income (expense):
    Foreign currency translation adjustments                      39,772       (14,296)
    Hedging transactions, net of taxes of $(1,006)
      in 2002 and $308 in 2001                                     1,864          (487)
                                                               ---------     ---------
Other comprehensive income (expense)                              41,636       (14,783)
                                                               ---------     ---------
Comprehensive income (loss)                                    $  55,981     $ (12,181)
                                                               =========     =========

See accompanying notes to consolidated financial statements.

                              FLOWSERVE CORPORATION
                                   (UNAUDITED)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)                  Six Months Ended June 30,
                                                             ----------------------------
                                                                2002              2001
                                                             -----------      -----------
Sales                                                        $ 1,039,779      $   908,614
Cost of sales                                                    715,718          615,362
                                                             -----------      -----------
Gross profit                                                     324,061          293,252
Selling, general and administrative expense                      222,175          203,676
Integration expense                                                2,005           36,083
Restructuring expense                                                644               --
                                                             -----------      -----------
Operating income                                                  99,237           53,493
Net interest expense                                              45,712           63,172
Other expense (income), net                                        2,110             (400)
                                                             -----------      -----------
Earnings (loss) before income taxes                               51,415           (9,279)
Provision (benefit) for income taxes                              17,995           (3,341)
                                                             -----------      -----------
Net earnings (loss) before extraordinary items                    33,420           (5,938)
Extraordinary items, net of income taxes                          (6,337)              --
                                                             -----------      -----------
Net earnings (loss)                                          $    27,083      $    (5,938)
                                                             ===========      ===========

Net earnings (loss) per share (basic):
   Before extraordinary items                                $      0.69      $     (0.16)
   Extraordinary items, net of income taxes                        (0.13)              --
                                                             -----------      -----------
Net earnings (loss) per share (basic)                        $      0.56      $     (0.16)
                                                             ===========      ===========

Net earnings (loss) per share (diluted):
   Before extraordinary items                                $      0.68      $     (0.16)
   Extraordinary items, net of income taxes                        (0.13)              --
                                                             -----------      -----------
Net earnings (loss) per share (diluted)                      $      0.55      $     (0.16)
                                                             ===========      ===========

Average shares outstanding - basic                                48,541           37,912
Average shares outstanding - diluted                              49,238           38,468

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Amounts in thousands)                                        Six Months Ended June 30,
                                                             ---------------------------
                                                                 2002            2001
                                                             -----------     -----------
Net earnings (loss)                                          $    27,083     $    (5,938)
                                                             -----------     -----------
Other comprehensive income (expense):
    Foreign currency translation adjustments                      24,938         (53,440)
    Cumulative effect of change in accounting principle,
      net of tax of $472 (See footnote 4)                             --             840
    Hedging transactions, net of taxes of $(1,586)
      in 2002 and $2,401 in 2001                                   2,726          (4,207)
                                                             -----------     -----------
Other comprehensive income (expense)                              27,664         (56,807)
                                                             -----------     -----------
Comprehensive income (loss)                                  $    54,747     $   (62,745)
                                                             ===========     ===========


See accompanying notes to consolidated financial statements.

                              FLOWSERVE CORPORATION

CONSOLIDATED BALANCE SHEETS

                                                             JUNE 30,     December 31,
(Amounts in thousands, except per share data)                  2002           2001
                                                           -----------    -----------
                                                           (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                              $    81,516    $    21,533
    Accounts receivable, net                                   557,992        455,861
    Inventories                                                486,855        347,591
    Current deferred tax asset                                  31,000         36,316
    Prepaid expenses                                            42,642         36,838
                                                           -----------    -----------
       Total current assets                                  1,200,005        898,139
Property, plant and equipment, net                             508,941        362,388
Goodwill                                                       732,443        515,175
Other intangible assets, net                                   186,042        131,079
Other assets                                                   144,221        145,194
                                                           -----------    -----------
Total assets                                               $ 2,771,652    $ 2,051,975
                                                           ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                        $   215,604    $   178,480
   Income taxes                                                 12,599             --
   Accrued liabilities                                         210,930        193,768
   Long-term debt due within one year                           73,420         44,523
                                                           -----------    -----------
       Total current liabilities                               512,553        416,771
Long-term debt due after one year                            1,204,607        996,222
Retirement benefits and other liabilities                      293,678        227,963
Commitments and contingencies
Shareholders' equity:
   Serial preferred stock, $1.00 par value, 1,000 shares
     authorized,  no shares issued                                  --             --
   Common stock, $1.25 par value                                72,018         60,518
     Shares authorized  - 120,000
     Shares issued  - 57,614 and 48,414
   Capital in excess of par value                              477,624        211,113
   Retained earnings                                           383,081        355,998
                                                           -----------    -----------
                                                               932,723        627,629
   Treasury stock, at cost - 2,885 and 3,622 shares            (65,539)       (82,718)
   Deferred compensation obligation                              8,118          8,260
   Accumulated other comprehensive loss                       (114,488)      (142,152)
                                                           -----------    -----------
     Total shareholders' equity                                760,814        411,019
                                                           -----------    -----------
Total liabilities and shareholders' equity                 $ 2,771,652    $ 2,051,975
                                                           ===========    ===========

See accompanying notes to consolidated financial statements.

                              FLOWSERVE CORPORATION
                                   (Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)                                                                      Six Months Ended June 30,
                                                                                            -------------------------
                                                                                                2002        2001
                                                                                             ---------    ---------
CASH FLOWS - OPERATING ACTIVITIES:
    Net earnings (loss)                                                                      $  27,083    $  (5,938)
    Adjustments to reconcile net earnings (loss)  to net cash
    provided  (used) by operating activities:
        Depreciation                                                                            26,172       25,154
        Amortization                                                                             3,618       12,187
        Amortization of prepaid financing fees and discount                                      2,725        3,389
        Write-off of unamortized prepaid financing fees                                          9,176           --
        Other direct costs of long-term debt repayment                                             726           --
        Net gain on the disposition of fixed assets                                                (72)        (322)
        Change in assets and liabilities, net of acquisitions:
           Accounts receivable                                                                   4,931       17,000
           Inventories                                                                          (7,562)     (54,942)
           Prepaid expenses                                                                      8,589       (3,915)
           Other assets                                                                         (2,635)      (7,058)
           Accounts payable                                                                     (9,106)        (317)
           Accrued liabilities                                                                 (16,021)     (49,907)
           Income taxes                                                                         12,509         (679)
           Retirement benefits and other liabilities                                             3,550       (5,110)
           Net deferred taxes                                                                   16,385       (2,548)
                                                                                             ---------    ---------
Net cash flows provided (used) by operating activities, net of acquisitions                     80,068      (73,006)
                                                                                             ---------    ---------
CASH FLOWS - INVESTING ACTIVITIES:
    Capital expenditures                                                                       (14,767)     (22,417)
    Cash received for disposal of assets                                                         1,672        7,361
    Payments for acquisitions, net of cash acquired                                           (529,716)          --
                                                                                             ---------    ---------
Net cash flows used by investing activities                                                   (542,811)     (15,056)
                                                                                             ---------    ---------
CASH FLOWS - FINANCING ACTIVITIES:
    Net repayments under lines of credit                                                       (70,000)          --
    Proceeds from long-term debt                                                               795,306       71,000
    Payments of long-term debt                                                                (495,591)     (11,781)
    Payment of prepaid financing fees                                                           (4,953)          --
    Other direct costs of long-term debt repayment                                                (726)          --
    Proceeds from issuance of common stock                                                     275,925           --
    Net proceeds from stock option activity                                                     16,849        6,239
    Other                                                                                         (110)       1,411
                                                                                             ---------    ---------
Net cash flows provided by financing activities                                                516,700       66,869
Effect of exchange rate changes                                                                  6,026       (3,998)
                                                                                             ---------    ---------
Net change in cash and cash equivalents                                                         59,983      (25,191)
Cash and cash equivalents at beginning of year                                                  21,533       42,341
                                                                                             ---------    ---------
Cash and cash equivalents at end of period                                                   $  81,516    $  17,150
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

                              FLOWSERVE CORPORATION
                                   (UNAUDITED)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

1.  ACCOUNTING POLICIES - BASIS OF PRESENTATION

    The accompanying consolidated balance sheet as of June 30, 2002, and the related consolidated statements of operations and comprehensive income/(loss) for the three months and six months ended June 30, 2002 and 2001, and the consolidated statements of cash flows for the six months ended June 30, 2002 and 2001, are unaudited. In management's opinion, all adjustments comprising normal recurring adjustments necessary for a fair presentation of such consolidated financial statements have been made. The accompanying consolidated financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X and do not contain certain information included in the Company's annual financial statements and notes to the financial statements. Accordingly, the accompanying consolidated financial information should be read in conjunction with the Company's 2001 Annual Report. Interim results are not necessarily indicative of results to be expected for a full year. Certain amounts in 2001 have been reclassified to conform with the 2002 presentation.

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

    In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The most significant impact of SFAS 145 is to eliminate the requirement that gains and losses from the extinguishment of debt be classified as an extraordinary item unless these items are infrequent and unusual in nature. SFAS 145 is effective for the Company on January 1, 2003. Upon adoption of SFAS 145, the Company will reclassify previously reported extraordinary items as a component of earnings before income taxes.

    In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized initially at fair value when the liability is incurred. SFAS No. 146 is effective for the Company on January 1, 2003 and will be applied on a prospective basis.

3.  GOODWILL AND OTHER INTANGIBLE ASSETS

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

    Upon implementation of SFAS 141 and 142, the Company reclassified acquired workforce intangible assets with a net carrying value of $18.5 million to goodwill as that asset does not meet the new criteria for recognition apart from goodwill. The Company also determined that certain acquired trademark intangible assets have indefinite useful lives and is no longer amortizing these intangible assets.

    Under SFAS 142, goodwill is no longer amortized and instead is tested for impairment at the reporting unit level annually and whenever events or circumstances indicate goodwill may be impaired. The Company has completed the required transitional goodwill and indefinite lived intangible asset impairment tests and determined these assets were not impaired. Amortization of goodwill, workforce intangible assets reclassified to goodwill and trademark intangible assets with indefinite useful lives totaled $4.8 million and $9.5 million on a pretax basis for the three months ended June 30, 2001 and for the six months ended June 30, 2001, respectively. Such amortization for the 12 months ended December 31, 2001 was $19.7 million.

    The following table reflects consolidated results in the second quarter of 2001 adjusted as though the implementation of SFAS No. 141 and No. 142 occurred on January 1, 2001:

                                                           Three      Six Months
                                                       Months Ended     Ended
                                                          June 30,     June 30,
                                                            2001         2001
                                                       ------------  -----------
Net income (loss):
  As reported                                              $2,602     $  (5,938)
  Goodwill amortization                                     2,877         5,705
  Workforce intangible asset amortization                     435           870
  Trademark intangible asset amortization                     146           292
                                                           ------     ---------
  Adjusted net income                                      $6,060     $     929
                                                           ======     =========

Net income (loss) per share (basic and diluted):
  As reported                                              $ 0.07     $   (0.16)
  Goodwill amortization                                      0.08          0.15
  Workforce intangible asset amortization                    0.01          0.02
  Trademark intangible asset amortization                      --          0.01
                                                           ------     ---------
  Adjusted net income per share                            $ 0.16     $    0.02
                                                           ======     =========

    The following tables provide information about acquired intangible assets:

                                               As of December 31, 2001     As of June 30, 2002
                                               -----------------------   -----------------------
                                                 Gross                    Gross
                                                Carrying  Accumulated    Carrying   Accumulated
                                                 Amount   Amortization    Amount    Amortization
                                               ---------  ------------   ---------  ------------
Amortized intangible assets:
Engineering drawings                           $  63,500   $  (4,267)    $  90,620   $  (5,775)
Distribution network                              13,700      (1,051)       13,700      (1,507)
Software                                           5,900        (833)        5,900      (1,128)
Patents                                            2,690      (1,430)       22,750      (1,790)
Other (1)                                         27,610      (5,800)        8,531      (2,928)
                                               ---------   ---------     ---------   ---------
                                               $ 113,400   $ (13,381)    $ 141,501   $ (13,128)
                                               =========   =========     =========   =========

Unamortized intangible assets - Trademarks     $  31,060                 $  57,669
                                               =========                 =========

(1) Other amortized intangible assets as of December 31, 2001 includes acquired workforce intangible assets of $18,501 that were reclassified to goodwill upon the implementation of SFAS 141 and 142.

Amortization expense:
 Actual for six months ended June 30, 2002                           $3,618
 Estimated for six months ending December 31, 2002                   $4,180
 Estimated for year ending December 31, 2003                         $8,359
 Estimated for year ending December 31, 2004                         $8,359
 Estimated for year ending December 31, 2005                         $7,129
 Estimated for year ending December 31, 2006                         $6,669
 Estimated for year ending December 31, 2007                         $6,634

    As a result of the acquisition of Invensys plc's flow control division as more fully described in Note 5, the Company acquired an estimated $78.3 million of intangible assets. Of this amount, $26.6 million was assigned to registered trademarks that have an indefinite life and are not subject to amortization. The remaining $51.7 million of acquired intangible assets have a weighted average useful life of approximately nine years. The intangible assets that make up that amount include engineering drawings of $27.2 million (10 year weighted average life), patents of $20.1 million (11 year weighted average life) and other intangible assets of $4.4 million (3 year weighted average life). The amounts assigned to the acquired intangible assets arising from the acquisition are preliminary. Further refinements will be made based on the completion of final valuation studies.

    The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows:

                                                  FLOWSERVE     FLOW        FLOW
                                                     PUMP     SOLUTIONS    CONTROL      OTHER        TOTAL
                                                  ---------   ---------   ---------   ---------    ---------
Balance as of December 31, 2001                   $ 393,577   $  67,915   $  34,214   $  19,469    $ 515,175
Reclassification of workforce intangible assets      18,501          --          --          --       18,501
Acquisition (see Note 5)                                 --          --     190,009          --      190,009
Other reclassifications                               9,704       4,784       5,915     (19,469)         934
Currency translation                                    348       3,160       4,316          --        7,824
                                                  ---------   ---------   ---------   ---------    ---------

BALANCE AS OF JUNE 30, 2002                       $ 422,130   $  75,859   $ 234,454   $      --    $ 732,443
                                                  =========   =========   =========   =========    =========

    Other reclassifications include the allocation of previously unallocated goodwill to the Company's reporting units and other reclassifications from intangible assets in connection with the implementation of SFAS No. 142.

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

5.  ACQUISITIONS

    On May 2, 2002, the Company completed its acquisition of Invensys plc's flow control division (IFC) for an aggregate purchase price of $535 million (the IFC Acquisition), subject to adjustment pursuant to the terms of the purchase and sale agreement. IFC is a manufacturer of valves, actuators and associated flow control products, and provides the Company with a more balanced mix of revenue among pumps, valves, and seals and more diversified geographic and end markets. The Company financed the acquisition and associated transaction costs with a combination of bank financing, as more fully described in Note 6, and net proceeds of approximately $276 million received from the issuance of 9.2 million common shares in April 2002. The Company also used $40 million from the proceeds of the equity offering to reduce amounts outstanding under the Company's revolving credit facility.

    The purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair market values at the date of acquisition. These allocations include $78.3 million for acquired intangible assets and $190 million recorded as goodwill.

    The purchase price allocation for these acquisitions is preliminary and further refinements will be made based on the completion of final valuation studies. The operating results of IFC have been included in the consolidated statement of operations from the date of acquisition.

    The table below reflects unaudited pro forma results of the Company and IFC as if the acquisition had taken place at the beginning of 2002 and 2001, including estimated purchase accounting adjustments and financing costs.

PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                Three Months ended June 30,
                                                ---------------------------
(Amounts in thousands, except per share data)      2002             2001
                                                ----------       ----------
Net sales                                       $  621,350       $  590,327
Net earnings before extraordinary items             19,382            5,622
Net earnings                                        13,045            5,622

Net earnings per share (basic):
  Before extraordinary items                    $      .35       $      .12
  Net earnings                                         .24              .12

Net earnings per share (diluted):
  Before extraordinary items                    $      .35       $      .12
  Net earnings                                         .23              .12


                                                 Six Months ended June 30,
                                                ---------------------------
(Amounts in thousands, except per share data)         2002          2001
                                                ----------       ----------
Net sales                                       $1,197,116       $1,171,498
Net earnings before extraordinary items             43,909            8,362
Net earnings                                        37,572            8,362

Net earnings per share (basic):
  Before extraordinary items                    $      .80       $      .18
  Net earnings                                         .69              .18

Net earnings per share (diluted):
  Before extraordinary items                    $      .79       $      .18
  Net earnings                                         .68              .18

    The pro forma information does not purport to represent what the Company's results of income actually would have been had such transactions or events occurred on the dates specified, or to project the Company's results of operations for any future period.

6.  DEBT

    In the second quarter of 2002, in connection with the IFC acquisition, the Company agreed with its lenders under its existing senior credit facilities to amend the terms of such facilities that, effective as of the closing of the IFC Acquisition, provided for: (1) an incremental Tranche A term loan in an aggregate principal amount of $95.3 million and (2) a new Tranche C term loan facility of $700 million, to be used to repay all of the existing Tranche B term loan facility of $468.8 million, repay $11.3 million of the existing Tranche A term loan and provide funds to be used to finance the IFC acquisition. The Tranche A term loan has a final maturity in June 2006. Terms of the new Tranche C term loan include maturity in 2009, rather than 2008 for the former Tranche B term loan and reduced spreads resulting in lower interest rates. As part of the amended and restated senior credit facility, several covenants were modified, including various financial ratios to allow for the IFC Acquisition and other matters. The senior credit facilities are collateralized by substantially all of the Company's domestic assets and a pledge of 65% of the stock of the foreign subsidiaries. As a result of repaying the Tranche B term loan facility, an extraordinary expense of $6.3 million, net of tax, was recorded in the second quarter of 2002 related to the write-off of the unamortized balance of prepaid financing fees related to the Tranche B term loan and other related fees.

    The term loans require scheduled principal payments, which began on June 30, 2001 for the Tranche A loan and will begin September 30, 2002 for the Tranche C loan. In addition to the payments made in connection with the refinancing of the senior credit facility, the Company had repaid $15.5 million of the term loans (during the first half of 2002). The scheduled principal payments of the term loans outstanding at June 30, 2002 are summarized as follows: $36.7 million in the remainder of 2002, $78.7 million in 2003, $84.0 million in 2004, $89.3 million in 2005, $56.0 million in 2006, $100.0 million in 2007, $388.0 million in 2008 and $194.0 million in 2009. The Company is required to use a percentage of excess cash from operations under certain circumstances, as defined in the Credit Facility and the indenture, to reduce the outstanding principal of the term loans in the following year. No additional principal payments have been or are due in 2002 under this provision.

    The term loans bear floating interest rates based on LIBOR plus a credit spread, or the prime rate plus a credit spread, at the option of the Company. The credit spread for Tranche A can increase or decrease based on the leverage ratio as defined in the credit facility agreement. At June 30, 2002, the interest rates on the term loans were 4.6713%, 4.6250%, 4.6875% and 4.6250% relating to the Tranche A term loan facility, 6.1395% related to a Euro denominated portion of the Tranche A and 4.750% and 4.875% relating to the Tranche C term loan facility.

    Under the amended and restated credit facility, the Company has a $300 million revolving credit facility due June 2006. A portion of the incremental Tranche C term loan was used to repay $40.0 million of the outstanding indebtedness under the revolving credit facility. At June 30, 2002, no borrowings were outstanding on the revolving credit facility. The revolving credit facility allows the Company to issue up to $200 million in letters of credit. As of June 30, 2002, $38.2 million of letters of credit had been issued under the facility. As letters of credit issued under the facility reduce availability, the Company had $261.8 million remaining in unused borrowing capacity at June 30, 2002 under the revolving credit facility. In addition to the letters of credit issued under the facility, there were $7.8 million of letters of credit outside the facility at June 30, 2002.

    The provisions of the credit facility require the Company to meet or exceed specified defined financial covenants. These covenants include a leverage ratio, an interest coverage ratio, and a fixed charge coverage ratio. Further, the provisions of the credit facility and the Senior Subordinated Notes contain limitations or restrictions on indebtedness, liens, sale and leaseback transactions, asset sales, payment of dividends, capital expenditures, and other customary restrictions. As of June 30, 2002, the Company was in compliance with these covenants.

7.  INVENTORIES

    Inventories are stated at lower of cost or market. Cost is determined for U.S. inventories by the last-in, first-out (LIFO) method and for other inventories by the first-in, first-out (FIFO) method.

    Inventories and the method of determining costs were:

                                                 JUNE 30,      December 31,
                                                   2002            2001
                                                ---------       ---------
Raw materials                                   $ 132,455       $  62,818
Work in process                                   231,942         146,494
Finished goods                                    277,102         258,856
Less:  Progress billings                          (76,395)        (43,655)
Less:  Excess and obsolete reserve                (44,826)        (42,986)
                                                ---------       ---------
                                                  520,278         381,527
LIFO reserve                                      (33,423)        (33,936)
                                                ---------       ---------
Net inventory                                   $ 486,855       $ 347,591
                                                =========       =========


Percent of inventory  accounted for by LIFO            59%             62%

Percent of inventory accounted for by FIFO             41%             38%

    Inventory balances increased primarily as a result of the IFC Acquisition and due to foreign currency translations, primarily due to the strengthening of the Euro in June 2002. Inventory balances excluding the acquisition of IFC at June 30, 2002 were as follows: raw materials of $76.2 million; work in process of $206.2 million; finished goods of $241.3 million; progress billings of $76.4 million; excess and obsolete reserve of $44.8 million; and LIFO reserve of $33.4 million.

8.  RESTRUCTURING AND ACQUISITION RELATED CHARGES

    In June 2002, in conjunction with the IFC Acquisition, the Company initiated a restructuring program designed to reduce costs and eliminate excess capacity in North America by consolidating facilities. The Company's actions, approved and committed to in the second quarter of 2002, are expected to result in a gross reduction of approximately 450 positions and a net reduction of approximately 225 positions.

    This program includes the announced closure of six valve facilities and a reduction of sales and sales support personnel. The Company established a restructuring reserve of $11.0 million for this program in the second quarter of 2002 and expects the majority of the reductions and closures to occur before March 2003. Costs associated with the closure of Flowserve facilities of $0.6 million have been charged to restructuring expense in the income statement and costs associated with the closure of IFC facilities of $10.4 million along with related deferred taxes were accounted for in the purchase accounting for IFC.

                                                       Other
                                                        Exit
                                       Severance        Costs          Total
                                       ---------      ---------      ---------
BALANCE AT JUNE 5, 2002                $   6,880      $   4,160      $  11,040
CASH EXPENDITURES                           (146)            (8)          (154)
                                       ---------      ---------      ---------
BALANCE AT JUNE 30, 2002               $   6,734      $   4,152      $  10,886
                                       =========      =========      =========

    During the second quarter of 2002, the Company also incurred $2.0 million of integration expense in conjunction with the program. Expenses classified as integration generally represent period costs associated with acquisition related reorganizations such as performance and retention bonuses, idle manufacturing costs, costs related to the integration team and asset impairments.

    Additional restructuring and integration expense related to the IFC acquisition are expected in subsequent quarters. The impact of additional restructuring activities will be recorded as programs are detailed, approved and announced.

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

    In the second quarter of 2001 and for the six months ended June 30, 2001, the Company incurred integration expense in conjunction with the program of $16.9 million and $36.1 million, respectively. The Company substantially completed its integration activities during 2001. Expenditures charged to the 2000 restructuring reserve were:

                                                Other
                                                Exit
                                 Severance      Costs         Total
                                 ---------     --------      --------
Balance at August 16, 2000       $ 45,980      $ 14,832      $ 60,812

Cash expenditures                 (18,645)       (2,434)      (21,079)

Net non-cash reduction             (8,849)           --        (8,849)
                                 --------      --------      --------
Balance at December 31, 2000       18,486        12,398        30,884

Cash expenditures                 (13,267)       (6,712)      (19,979)

Net non-cash reduction             (2,817)       (2,567)       (5,384)
                                 --------      --------      --------
Balance at December 31, 2001        2,402         3,119         5,521

CASH EXPENDITURES                    (269)         (112)         (381)
                                 --------      --------      --------
BALANCE AT MARCH 31, 2002        $  2,133      $  3,007      $  5,140
                                 --------      --------      --------
CASH EXPENDITURES                     (93)         (301)         (394)
                                 --------      --------      --------
BALANCE AT JUNE 30, 2002         $  2,040      $  2,706      $  4,746
                                 ========      ========      ========

9.  EARNINGS PER SHARE

    Basic and diluted earnings per share were calculated as follows:

                                                                          THREE MONTHS   Three Months
                                                                             ENDED          Ended
                                                                         JUNE 30, 2002  June 30, 2001
                                                                         -------------   -------------
Net earnings                                                             $      14,345   $       2,602
                                                                         -------------   -------------
Denominator for basic earnings per share - weighted average shares              51,920          38,058
Effect of dilutive securities                                                      759             738
                                                                         -------------   -------------
Denominator for diluted earnings per share - weighted average shares
  adjusted for dilutive securities                                              52,679          38,796
                                                                         =============   =============
Earnings per share
  - basic                                                                $        0.28   $        0.07
  - diluted                                                              $        0.27   $        0.07
                                                                         -------------   -------------

                                                                          SIX MONTHS       Six Months
                                                                             ENDED            Ended
                                                                         JUNE 30, 2002    June 30, 2001
                                                                         -------------   -------------
Net earnings (loss)                                                      $      27,083   $      (5,938)
                                                                         -------------   -------------
Denominator for basic earnings per share - weighted average shares              48,541          37,912
Effect of dilutive securities                                                      697             557
                                                                         -------------   -------------
Denominator for diluted earnings per share - weighted average shares
  adjusted for dilutive securities                                              49,238          38,468
                                                                         =============   =============
Earnings (loss) per share
  - basic                                                                $        0.56   $       (0.16)
  - diluted                                                              $        0.55   $       (0.16)
                                                                         -------------   -------------

    Options outstanding with an exercise price greater than the average market price of the common stock were not included in the computation of diluted shares. Options to purchase 108,414 shares of common stock and 371,926 shares of common stock were not included for the three month and six month periods ended June 30, 2002, respectively. Options to purchase 435,849 shares of common stock were not included in the computation for the three month period ended June 30, 2001. For the six months ended June 30, 2001, the computation of diluted net loss per ordinary share was antidilutive, and therefore, the amounts reported for basic and diluted net loss per ordinary share were the same.

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

    Amounts classified as All Other include Corporate Headquarters costs and other minor entities that are not considered separate segments. The Company evaluates segment performance and allocates resources based on profit or loss excluding integration expenses, interest expense, other income or expense, income taxes and extraordinary items. Intersegment sales and transfers are recorded at cost plus a profit margin. Several valve distribution centers were transferred from the Flow Solutions Division to the Flow Control Division in 2002. Amounts reported for these distribution centers for 2001 have been reclassified to conform to the current business configuration.

                                                            FLOWSERVE        FLOW                                       CONSOLIDATED
THREE MONTHS ENDED JUNE 30, 2002                               PUMP        SOLUTIONS     FLOW CONTROL    ALL OTHER         TOTAL
--------------------------------------------------          ---------      ---------     ------------    ---------      ------------
SALES TO EXTERNAL CUSTOMERS                                 $  280,430     $  149,117     $  161,576     $    1,605      $  592,728
INTERSEGMENT SALES                                               1,963          6,312          2,073        (10,348)             --
SEGMENT OPERATING INCOME (BEFORE SPECIAL ITEMS)(1)              36,607         18,148         15,761         (7,862)         62,654
IDENTIFIABLE ASSETS                                         $1,279,961     $  412,271     $  917,971     $  161,449      $2,771,652

                                                            Flowserve        Flow                                       Consolidated
Three months ended June 30, 2001                              Pump         Solutions     Flow Control    All Other          Total
--------------------------------------------------          ---------      ---------     ------------    ---------      ------------
Sales to external customers                                 $  237,107     $  150,397     $   75,560     $    1,516      $  464,579
Intersegment sales                                               1,528          5,740          2,555         (9,824)             --
Segment operating income (before special items) (2)             29,856         21,990          9,153         (8,894)         52,106
Identifiable assets                                         $1,292,897     $  428,835     $  223,267     $  123,287      $2,068,286

(1) Special items reflect costs associated with the IFC Acquisition including a negative purchase accounting adjustment associated with the required write-up and sale of inventory of $2.6 million (recorded as a component of cost of sales), integration expense of $2.0 million and restructuring expense of $0.6 million.

(2) Special items reflect integration expense associated with the acquisition and integration of IDP of $16.9 million.

    A reconciliation of total segment operating income before special items to consolidated earnings before income taxes follows:

                                                                                   Three Months Ended June 30,
                                                                                   --------------------------
                                                                                        2002         2001
                                                                                      --------     --------
Total segment operating income (before special items)                                 $ 70,516     $ 61,000
Corporate expenses and other                                                             7,862        8,894
Purchase accounting adjustment associated with the required write-up of inventory        2,648           --
Integration expense                                                                      2,005       16,944
Restructuring expense                                                                      644           --
Net interest expense                                                                    23,892       31,361
Other expense (income)                                                                   1,645         (265)
                                                                                      --------     --------
Earnings before income taxes                                                          $ 31,820     $  4,066
                                                                                      ========     ========

                                                            FLOWSERVE        FLOW                                       CONSOLIDATED
SIX MONTHS ENDED JUNE 30, 2002                                 PUMP        SOLUTIONS     FLOW CONTROL    ALL OTHER         TOTAL
--------------------------------------------------          ---------      ---------     ------------    ---------      ------------
SALES TO EXTERNAL CUSTOMERS                                 $  512,149     $  291,071     $  233,250     $    3,309      $1,039,779
INTERSEGMENT SALES                                               3,592         11,454          3,862        (18,908)             --
SEGMENT OPERATING INCOME (BEFORE SPECIAL ITEMS)(1)              62,668         35,128         20,985        (14,247)        104,534
IDENTIFIABLE ASSETS                                         $1,279,961     $  412,271     $  917,971     $  161,449      $2,771,652

                                                            Flowserve        Flow                                       Consolidated
Six months ended June 30, 2001                                Pump         Solutions     Flow Control    All Other          Total
--------------------------------------------------          ---------      ---------     ------------    ---------      ------------
Sales to external customers                                 $  460,604     $  293,439     $  152,049     $    2,522      $  908,614
Intersegment sales                                               2,729         10,498          4,707        (17,934)             --
Segment operating income (before special items)(2)              47,972         38,968         18,612        (15,976)         89,576
Identifiable assets                                         $1,292,897     $  428,835     $  223,267     $  123,287      $2,068,286

(1) Special items reflect costs associated with the IFC Acquisition including a negative purchase accounting adjustment associated with the required write-up and sale of inventory of $2.6 million (recorded as a component of cost of sales), integration expense of $2.0 million and restructuring expense of $0.6 million.

(2) Special items reflect integration expense associated with the acquisition and integration of IDP of $36.1 million

A reconciliation of total segment operating income before special items to consolidated earnings before income taxes follows:

                                                                                     Six Months Ended June 30,
                                                                                     -------------------------
                                                                                        2002          2001
                                                                                      ---------     ---------
Total segment operating income (before special items)                                 $ 118,781     $ 105,552
Corporate expenses and other                                                             14,247        15,976
Purchase accounting adjustment associated with the required write-up of inventory         2,648            --
Integration expense                                                                       2,005        36,083
Restructuring expense                                                                       644            --
Net interest expense                                                                     45,712        63,172
Other expense (income)                                                                    2,110          (400)
                                                                                      ---------     ---------
Earnings (loss) before income taxes                                                   $  51,415     $  (9,279)
                                                                                      =========     =========


    Effective July 1, 2002, the Company realigned its operating segments. Under the new organization, the Flow Solutions Division will only include the Company's seal operations, while the Company's pump and valve service businesses will be included, as appropriate, in the Flowserve Pump Division and Flow Control Division, respectively. Segment information will be reported under the new organization structure beginning in the third quarter of 2002 when the Company begins to operate under this new organization structure.

11. GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS

    In connection with the IDP acquisition and as part of the related financing, the Company and a newly formed Dutch subsidiary, Flowserve Finance B.V., issued an aggregate of $375 million of senior subordinated notes (the U.S. dollar Notes and the Euro Notes). The U.S. dollar Notes and the Euro Notes are general unsecured obligations of the Company and of Flowserve Finance B.V., respectively, subordinated in right of payment to all existing and future senior indebtedness of the Company and of Flowserve Finance B.V., respectively, and guaranteed on a full, unconditional, joint and several basis by the Company's wholly-owned domestic subsidiaries and, in the case of the Euro Notes, by the Company. These Notes are included in the Company's balance sheet and are classified as "long-term debt due after one year".

    The following consolidating financial information presents:

(1) Consolidating balance sheet as of June 30, 2002 and the related statements of operations for the six months and the three months ended June 30, 2002 and June 30, 2001 and cash flows for the six months ended June 30, 2002 and 2001 of (a) Flowserve Corporation, the parent, (b) Flowserve Finance B.V.,
     (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries, and the Company on a consolidated basis, and

(2) Consolidating balance sheet as of December 31, 2001 of (a) Flowserve Corporation, the parent, (b) Flowserve Finance B.V., (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries, and the Company on a consolidated basis, and

(3) Elimination entries necessary to consolidate Flowserve Corporation, the parent, with Flowserve Finance, B.V., guarantor and nonguarantor subsidiaries.

     Investments in subsidiaries are accounted for by the parent using the equity method of accounting. The guarantor and nonguarantor subsidiaries are presented on a combined basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Separate financial statements for the guarantor subsidiaries and the nonguarantor subsidiaries are omitted because of immateriality.

                              FLOWSERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (AMOUNTS IN THOUSANDS)
                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)

                                                          FLOWSERVE
                                                           FINANCE       GUARANTOR      NONGUARANTOR                CONSOLIDATED
                                             PARENT          B.V.       SUBSIDIARIES    SUBSIDIARIES  ELIMINATIONS      TOTAL
                                           -----------    -----------   ------------    ------------  ------------  ------------
Sales                                      $        --    $        --    $   333,280    $   282,379   $   (22,931)   $   592,728

Cost of sales                                       --             --        246,429        187,205       (22,931)       410,703
                                           -----------    -----------    -----------    -----------   -----------    -----------

Gross profit                                        --             --         86,851         95,174            --        182,025

    Selling, general and administrative
    expense                                         --             --         79,525         42,494            --        122,019

    Integration expense                             --             --          1,579            426            --          2,005

    Restructuring expense                           --             --            644             --            --            644
                                           -----------    -----------    -----------    -----------   -----------    -----------

Operating income                                    --             --          5,103         52,254            --         57,357

    Net interest expense                         1,698          3,360         17,221          1,613            --         23,892

    Other expense (income), net                     34             --         (3,757)         5,368            --          1,645

    Equity in earnings of subsidiaries         (21,774)            --             --             --        21,774             --
                                           -----------    -----------    -----------    -----------   -----------    -----------

Earnings (loss) before income taxes             20,042         (3,360)        (8,361)        45,273       (21,774)        31,820

Provision (benefit) for income taxes              (640)            --         (3,093)        14,871            --         11,138
                                           -----------    -----------    -----------    -----------   -----------    -----------

Net earnings (loss) before extraordinary
items                                           20,682         (3,360)        (5,268)        30,402       (21,774)        20,682

Extraordinary items, net of tax                 (6,337)            --             --             --            --         (6,337)
                                           -----------    -----------    -----------    -----------   -----------    -----------

Net earnings (loss)                        $    14,345    $    (3,360)   $    (5,268)   $    30,402   $   (21,774)   $    14,345
                                           ===========    ===========    ===========    ===========   ===========    ===========


                              FLOWSERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (AMOUNTS IN THOUSANDS)
                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)

                                                          FLOWSERVE
                                                           FINANCE       GUARANTOR      NONGUARANTOR                CONSOLIDATED
                                             PARENT          B.V.       SUBSIDIARIES    SUBSIDIARIES  ELIMINATIONS      TOTAL
                                           -----------    -----------   ------------    ------------  ------------  ------------
Sales                                      $        --    $        --    $   288,982    $   205,785   $   (30,188)   $   464,579

Cost of sales                                       --             --        196,875        142,214       (30,188)       308,901
                                           -----------    -----------    -----------    -----------   -----------    -----------

Gross profit                                        --             --         92,107         63,571            --        155,678

    Selling, general and administrative
    expense                                         (7)            --         72,574         31,005            --        103,572

    Integration expense                             --             --         13,520          3,424            --         16,944
                                           -----------    -----------    -----------    -----------   -----------    -----------

Operating income                                     7             --          6,013         29,142            --         35,162

    Net interest expense                         5,051            211         23,156          2,409           534         31,361

    Other expense (income), net                   (273)            --         (9,773)        10,315          (534)          (265)

    Equity in earnings of subsidiaries          (6,518)            --             --             --         6,518             --
                                           -----------    -----------    -----------    -----------   -----------    -----------

Earnings (loss) before income taxes              1,747           (211)        (7,370)        16,418        (6,518)         4,066

Provision (benefit) for income taxes              (855)            --         (7,386)         9,705            --          1,464
                                           -----------    -----------    -----------    -----------   -----------    -----------

Net earnings (loss) before extraordinary
items                                      $     2,602    $      (211)   $        16    $     6,713   $    (6,518)   $     2,602
                                           ===========    ===========    ===========    ===========   ===========    ===========

                              FLOWSERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (AMOUNTS IN THOUSANDS)
                      CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)

                                                          FLOWSERVE
                                                           FINANCE       GUARANTOR      NONGUARANTOR                CONSOLIDATED
                                             PARENT          B.V.       SUBSIDIARIES    SUBSIDIARIES  ELIMINATIONS      TOTAL
                                           -----------    -----------   ------------    ------------  ------------  ------------
Sales                                      $        --    $        --    $   610,975    $   475,993   $   (47,189)   $ 1,039,779

Cost of sales                                       --             --        444,080        318,827       (47,189)       715,718
                                           -----------    -----------    -----------    -----------   -----------    -----------

Gross profit                                        --             --        166,895        157,166            --        324,061

    Selling, general and administrative
    expense                                         --             --        148,399         73,776            --        222,175

    Integration expense                             --             --          1,579            426            --          2,005

    Restructuring expense                           --             --            644             --            --            644
                                           -----------    -----------    -----------    -----------   -----------    -----------

Operating income                                    --             --         16,273         82,964            --         99,237

    Net interest expense                           301          3,023         37,103          5,285            --         45,712

    Other expense (income), net                     34             --         (7,953)        10,029            --          2,110

    Equity in earnings of subsidiaries         (33,631)            --             --             --        33,631             --
                                           -----------    -----------    -----------    -----------   -----------    -----------

Earnings (loss) before income taxes             33,296         (3,023)       (12,877)        67,650       (33,631)        51,415

Provision (benefit) for income taxes              (124)            --         (4,764)        22,883            --         17,995
                                           -----------    -----------    -----------    -----------   -----------    -----------

Net earnings (loss) before extraordinary
items                                           33,420         (3,023)        (8,113)        44,767       (33,631)        33,420

Extraordinary items, net of tax                 (6,337)            --             --             --            --         (6,337)
                                           -----------    -----------    -----------    -----------   -----------    -----------

Net earnings (loss)                        $    27,083    $    (3,023)   $    (8,113)   $    44,767   $   (33,631)   $    27,083
                                           ===========    ===========    ===========    ===========   ===========    ===========

                              FLOWSERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (AMOUNTS IN THOUSANDS)
                      CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)

                                                        FLOWSERVE
                                                         FINANCE    GUARANTOR    NONGUARANTOR                CONSOLIDATED
                                             PARENT        B.V.    SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS      TOTAL
                                           -----------  ---------  ------------  ------------  ------------  ------------
Sales                                      $      --    $      --    $ 588,121   $ 376,581     $ (56,088)     $ 908,614

Cost of sales                                     --           --      414,591     256,859       (56,088)       615,362
                                           ---------    ---------    ---------   ---------     ---------      ---------

Gross profit                                      --           --      173,530     119,722            --        293,252

    Selling, general and administrative
    expense                                       --           --      141,539      62,137            --        203,676

    Integration expense                           --           --       28,968       7,115            --         36,083
                                           ---------    ---------    ---------   ---------     ---------      ---------

Operating income                                  --           --        3,023      50,470            --         53,493

    Net interest expense                      12,012          435       44,486       6,310           (71)        63,172

    Other (income) expense, net                 (273)           3      (13,971)     13,770            71           (400)

    Equity in loss of subsidiaries                 5           --           --          --            (5)            --
                                           ---------    ---------    ---------   ---------     ---------      ---------

Net (loss) earnings  before income taxes     (11,744)        (438)     (27,492)     30,390             5         (9,279)

(Benefit) provision for income taxes          (5,806)          --      (12,786)     15,251            --         (3,341)
                                           ---------    ---------    ---------   ---------     ---------      ---------

Net (loss) earnings                        $  (5,938)   $    (438)   $ (14,706)  $  15,139     $       5      $  (5,938)
                                           =========    =========    =========   =========     =========      =========

                              FLOWSERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (AMOUNTS IN THOUSANDS)
                           CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 2002
                                   (UNAUDITED)

                                                            FLOWSERVE
                                                             FINANCE       GUARANTOR     NONGUARANTOR                  CONSOLIDATED
                                              PARENT           B.V.      SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS      TOTAL
                                            -----------    -----------   ------------    -----------    ------------   -----------
Current assets:
    Cash and cash equivalents               $        --    $        --    $    28,000    $    53,516    $        --    $    81,516
    Intercompany receivables                    128,183          3,756         68,747         36,126       (236,812)            --
    Accounts receivable, net                         --             --        257,260        300,732             --        557,992
    Inventories                                      --             --        273,915        212,940             --        486,855
    Current deferred tax ass   et                    --             --         29,358          1,642             --         31,000
    Prepaid expenses                                 --             --         17,711         24,931             --         42,642
                                            -----------    -----------    -----------    -----------    -----------    -----------
    Total current assets                        128,183          3,756        674,991        629,887       (236,812)     1,200,005
Property, plant and equipment, net                   --             --        301,507        207,434             --        508,941
Investment in subsidiaries                    1,109,173        279,558        116,234             --     (1,504,965)            --
Intercompany receivables                        721,870         78,236        268,460        191,395     (1,259,961)            --
Goodwill                                             --             --        549,531        182,912             --        732,443
Other intangible assets, net                         --             --        183,915          2,127             --        186,042
Other assets                                     16,469          2,787         97,617         27,348             --        144,221
                                            -----------    -----------    -----------    -----------    -----------    -----------
        Total assets                        $ 1,975,695    $   364,337    $ 2,192,255    $ 1,241,103    $(3,001,738)   $ 2,771,652
                                            ===========    ===========    ===========    ===========    ===========    ===========

Current liabilities:
    Accounts payable                        $        --    $        --    $    98,310    $   117,294    $        --    $   215,604
    Intercompany payables                          (193)         5,665        201,096         30,244       (236,812)            --
    Income taxes                                 (1,257)            --         (4,107)        17,963             --         12,599
    Accrued liabilities                          12,183          2,960        109,309         86,478             --        210,930
    Long-term debt due within one year           73,326             --            (27)           121             --         73,420
                                            -----------    -----------    -----------    -----------    -----------    -----------
         Total current liabilities               84,059          8,625        404,581        252,100       (236,812)       512,553

Long-term debt due after one year             1,130,823         63,621            420          9,743             --      1,204,607
Intercompany payables                                --        304,337        806,871        148,753     (1,259,961)            --
Retirement benefits and other liabilities            --             --        178,453        115,225             --        293,678

Shareholders' equity:
Serial preferred stock                               --             --             --             --             --             --
Common stock                                     72,018             --              2        182,331       (182,333)        72,018
Capital in excess of par value                  477,624             --        586,922        441,366     (1,028,288)       477,624
Retained earnings (deficit)                     383,080        (11,220)       229,638        206,535       (424,952)       383,081
                                            -----------    -----------    -----------    -----------    -----------    -----------
                                                932,722        (11,220)       816,562        830,232     (1,635,573)       932,723
Treasury stock at cost                          (65,539)            --             --             --             --        (65,539)
Deferred compensation obligation                  8,118             --             --             --             --          8,118
Accumulated other comprehensive (loss)
income                                         (114,488)        (1,026)       (14,632)      (114,950)       130,608       (114,488)
                                            -----------    -----------    -----------    -----------    -----------    -----------
    Total shareholders' equity                  760,813        (12,246)       801,930        715,282     (1,504,965)       760,814
                                            -----------    -----------    -----------    -----------    -----------    -----------
    Total liabilities and shareholders'
    equity                                  $ 1,975,695    $   364,337    $ 2,192,255    $ 1,241,103    $(3,001,738)   $ 2,771,652
                                            ===========    ===========    ===========    ===========    ===========    ===========

                              FLOWSERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (AMOUNTS IN THOUSANDS)
                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2001

                                                        FLOWSERVE
                                                         FINANCE     GUARANTOR    NONGUARANTOR                 CONSOLIDATED
                                           PARENT          B.V.     SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS     TOTAL
                                         ----------    ----------   ------------  ------------   ------------  ------------
Current assets:
Cash and cash equivalents                $       --    $       --    $       --    $   21,533    $       --    $   21,533
Intercompany receivables                     82,513            --        62,875        77,513      (222,901)           --
Accounts receivable, net                         --            --       231,484       224,377            --       455,861
Inventories                                      --            --       201,707       145,884            --       347,591
Current deferred tax asset                       --            --        33,727         2,589            --        36,316
Prepaid expenses                                 --            --        22,981        13,857            --        36,838
                                         ----------    ----------    ----------    ----------   -----------    ----------
  Total current assets                       82,513            --       552,774       485,753      (222,901)      898,139
Property, plant and equipment, net               --            --       201,595       160,793            --       362,388
Investment in subsidiaries                  399,026            --       464,633            --      (863,659)           --
Intercompany receivables                    901,675        85,254         6,198        34,003    (1,027,130)           --
Goodwill, net                                    --            --       414,465       100,710            --       515,175
Other intangible assets, net                     --            --       115,123        15,956            --       131,079
Other assets                                 29,094         2,693       100,320        13,087            --       145,194
                                         ----------    ----------    ----------    ----------   -----------    ----------
     Total assets                        $1,412,308    $   87,947    $1,855,108    $  810,302   $(2,113,690)  $2,051,975
                                         ==========    ==========    ==========    ==========   ===========    ==========

Current liabilities:
    Accounts payable                     $      145    $       --    $   85,861    $   92,474    $       --    $  178,480
    Intercompany payables                     4,240        (1,191)       45,004       174,848      (222,901)           --
    Income taxes                             (1,257)           --       (15,606)       16,863
    Accrued liabilities                      15,034         2,665       107,191        68,878            --       193,768
    Long-term debt due within one                --
    year                                     44,521            --             2            --            --        44,523
                                         ----------    ----------    ----------    ----------   -----------    ----------
Total current liabilities                    62,683         1,474       222,452       353,063      (222,901)      416,771

Long-term debt due after one year           938,606        57,163           420            33            --       996,222
Intercompany payables                            --        37,115       939,245        50,770    (1,027,130)           --
Retirement benefits and other
liabilities                                      --            --       172,483        55,480            --       227,963

Shareholders' equity:
Serial preferred stock                           --            --            --            --            --            --
Common stock                                 60,518            --             2       182,331      (182,333)       60,518
Capital in excess of par value              211,113            --       313,221        72,991      (386,212)      211,113
Retained earnings (deficit)                 355,998        (8,198)      237,279       162,241      (391,322)      355,998
                                         ----------    ----------    ----------    ----------   -----------    ----------
                                            627,629        (8,198)      550,502       417,563      (959,867)      627,629
Treasury stock at cost                      (82,718)           --            --            --            --       (82,718)

Deferred compensation obligation              8,260            --            --            --            --         8,260
Accumulated other comprehensive (loss)
income                                     (142,152)          393       (29,994)      (66,607)       96,208      (142,152)
                                         ----------    ----------    ----------    ----------   -----------    ----------
  Total shareholders' equity                411,019        (7,805)      520,508       350,956      (863,659)      411,019
                                         ----------    ----------    ----------    ----------   -----------    ----------
  Total liabilities and shareholders'
  equity                                 $1,412,308    $   87,947    $1,855,108    $  810,302   $(2,113,690)   $2,051,975
                                         ==========    ==========    ==========    ==========   ===========    ==========

                              FLOWSERVE CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AMOUNTS IN THOUSANDS)
                      CONSOLIDATING STATEMENT OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 (UNAUDITED)

                                                             FLOWSERVE
                                                              FINANCE    GUARANTOR    NONGUARANTOR                CONSOLIDATED
                                                 PARENT         B.V.    SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS      TOTAL
                                                ---------    ---------  ------------  ------------  ------------  ------------
CASH FLOWS - OPERATING ACTIVITIES:
    Net earnings (loss)                         $  27,083    $  (3,023)   $  (7,642)   $  44,296    $ (33,631)     $  27,083
Adjustments to reconcile net earnings
(loss) to cash (used) provided by operating
activities:
    Depreciation                                       --           --       15,157       11,015           --         26,172
    Amortization                                       --           --        3,322          296           --          3,618
    Amortization of prepaid financing
    fees and discount                               2,304          421           --           --           --          2,725
    Write-off of unamortized prepaid
    financing fees                                  9,176           --           --           --           --          9,176
    Other direct costs of long-term debt
    repayment                                         726           --           --           --           --            726
    Net (gain) loss on disposition of
    fixed assets                                       --           --         (248)         176           --            (72)
Change in operating assets and liabilities:
    Accounts receivable                                --           --       11,991       (7,060)          --          4,931
    Inventories                                        --           --       (7,277)        (285)          --         (7,562)
    Intercompany receivable and payable           121,442      260,887      (38,692)    (406,976)      63,339             --
    Prepaid expenses                                   --          720        9,066       (1,197)          --          8,589
    Other assets                                     (193)        (234)       7,234       (9,442)          --         (2,635)
    Accounts payable                                  (15)          --       (6,466)      (2,625)          --         (9,106)
    Accrued liabilities                            (2,034)         260      (20,741)       6,494            _        (16,021)
    Income taxes                                       --           --       11,570          939           --         12,509
    Retirement benefits and other liabilities          --           --        5,971       (2,421)          --          3,550
    Net deferred taxes                              6,290           --        9,934          161           --         16,385
                                                ---------    ---------    ---------    ---------    ---------      ---------
Net cash (used) provided by operating
activities, net of acquisitions                   164,779      259,031       (6,821)    (366,629)      29,708         80,068
                                                ---------    ---------    ---------    ---------    ---------      ---------
CASH FLOWS - INVESTING ACTIVITIES:
    Capital expenditures                               --           --       (8,279)      (6,488)          --        (14,767)
    Cash received for disposal of assets               --           --        1,672           --           --          1,672
    Payments for acquisitions, net of
    cash acquired                                      --           --     (313,291)    (216,425)          --       (529,716)
    Change in investments in subsidiaries        (743,778)    (258,438)     356,936       32,907      612,373             --
                                                ---------    ---------    ---------    ---------    ---------      ---------
Net cash flows (used) provided by investing
activities                                       (743,778)    (258,438)      37,038     (190,006)     612,373       (542,811)
                                                ---------    ---------    ---------    ---------    ---------      ---------
CASH FLOWS - FINANCING ACTIVITIES:
    Net repayments under lines of credit          (70,078)          --          (28)         106           --        (70,000)
    Proceeds from long-term debt                  786,561           51       (2,189)      10,883           --        795,306
    Payments of long-term debt                   (495,591)          --           --           --           --       (495,591)
    Payment of prepaid financing fees              (4,953)          --           --           --           --         (4,953)
    Other direct costs of long-term debt
    repayment                                        (726)          --           --           --           --           (726)
    Proceeds from issuance of common stock        275,925           --           --           --           --        275,925
    Net proceeds from stock option
    activity                                       16,849           --           --           --           --         16,849
    Other                                          71,012         (644)          --      571,603     (642,081)          (110)
                                                ---------    ---------    ---------    ---------    ---------      ---------
Net cash flows provided (used) by
financing activities                              578,999         (593)      (2,217)     582,592     (642,081)       516,700
Effect of exchange rate changes                        --           --           --        6,026           --          6,026
                                                ---------    ---------    ---------    ---------    ---------      ---------
Net change in cash and cash equivalents                --           --       28,000       31,983           --         59,983
Cash and cash equivalents at beginning of
year                                                   --           --           --       21,533           --         21,533
                                                ---------    ---------    ---------    ---------    ---------      ---------
Cash and cash equivalents at end of period      $      --    $      --    $  28,000    $  53,516    $      --      $  81,516
                                                =========    =========    =========    =========    =========      =========

                              FLOWSERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (AMOUNTS IN THOUSANDS)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)

                                                            FLOWSERVE
                                                             FINANCE     GUARANTOR     NONGUARANTOR                 CONSOLIDATED
                                                 PARENT        B.V.     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS     TOTAL
                                               ---------     ---------  ------------   ------------   -----------   ------------
CASH FLOWS-OPERATING ACTIVITIES:
    Net (loss) earnings                        $  (5,938)    $    (438)    $ (14,706)    $  15,139     $       5     $  (5,938)
Adjustments to reconcile net earnings to
cash provided (used) by operating
activities:
    Depreciation                                      14            --        15,046        10,094            --        25,154
    Amortization                                      --            --        10,400         1,787            --        12,187
    Amortization of prepaid financing fees         3,086           303            --            --            --         3,389
    Net (gain) on disposition of fixed
    assets                                            --            --          (101)         (221)           --          (322)
Change in operating assets and liabilities:
    Accounts receivable                             (200)           --        (9,368)       26,568            --        17,000
    Inventories                                   (5,759)           --       (21,844)      (27,339)           --       (54,942)
    Intercompany receivable and payable           34,216          (218)       64,468       (98,456)          (10)           --
    Prepaid expenses                                 877            --          (813)       (3,979)           --        (3,915)
    Other assets                                   2,956           (63)      (12,032)        2,081            --        (7,058)
    Accounts payable                               4,376            --        17,648       (18,100)       (4,241)         (317)
    Accrued liabilities                           10,936           135       (26,156)      (34,822)           --       (49,907)
    Income taxes                                  (5,619)           --        (1,673)        6,613            --          (679)
    Retirement benefits and other
    liabilities                                  (16,982)           --        (2,503)       14,375            --        (5,110)
    Net deferred taxes                              (238)           --        (2,969)          659            --        (2,548)
                                               ---------     ---------     ---------     ---------     ---------     ---------
Net cash (used) provided by operating
activities                                        21,725          (281)       15,397      (105,601)       (4,246)      (73,006)
                                               ---------     ---------     ---------     ---------     ---------     ---------
CASH FLOWS-INVESTING ACTIVITIES:
    Capital expenditures                            (266)           --       (12,355)       (9,796)           --       (22,417)
    Cash received for disposal of assets              --            --         5,854         1,507            --         7,361
                                               ---------     ---------     ---------     ---------     ---------     ---------
Net cash flows used by investing
activities                                          (266)           --        (6,501)       (8,289)           --       (15,056)
                                               ---------     ---------     ---------     ---------     ---------     ---------
CASH FLOWS-FINANCING ACTIVITIES:
    Proceeds from long-term debt                  71,681            --            (2)         (679)           --        71,000
    Payments on long-term debt                   (11,781)           --          (123)          123            --       (11,781)
    Net proceeds from stock option activity        6,239                                                                 6,239
    Other                                        (87,598)          281        (8,771)       98,457          (958)        1,411
                                               ---------     ---------     ---------     ---------     ---------     ---------
Net cash flows provided (used) by
financing activities                             (21,459)          281        (8,896)       97,901          (958)       66,869
Effect of exchange rate changes                       --            --            --        (3,998)           --        (3,998)
                                               ---------     ---------     ---------     ---------     ---------     ---------
Net change in cash and cash equivalents               --            --            --       (19,987)       (5,204)      (25,191)
Cash and cash equivalents at beginning of
year                                                  --            --            --        50,239        (7,898)       42,341
                                               ---------     ---------     ---------     ---------     ---------     ---------
Cash and cash equivalents at end of period     $      --     $      --     $      --     $  30,252     $ (13,102)    $  17,150
                                               =========     =========     =========     =========     =========     =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

    The following discussion and analysis are provided to increase understanding of, and should be read in conjunction with, the accompanying consolidated financial statements and notes.

    Flowserve produces engineered and industrial pumps, industrial valves, control valves, nuclear valves, valve actuators and controls and precision mechanical seals, and provides a range of related flow management services worldwide, primarily for the process industries. Equipment manufactured and serviced by the Company is predominately used in industries that deal with difficult-to-handle and corrosive fluids as well as environments with extreme temperature, pressure, horsepower and speed. Flowserve's businesses are affected by economic conditions in the United States and other countries where its products are sold and serviced, by the cyclical nature of the petroleum, chemical, power, water and other industries served, by the relationship of the U.S. dollar to other currencies, and by the demand for and pricing of customers' products. The Company believes the impact of these conditions is somewhat mitigated by the strength and diversity of Flowserve's product lines, geographic coverage and significant installed base, which provides potential for an annuity stream of revenue from parts and services.

    In general, results for the second quarter of 2002 and the six months ended June 30, 2002 were higher than the corresponding period in the previous year due to the Company's acquisition of Invensys' flow control division (IFC) on May 2, 2002. The results for IFC subsequent to the acquisition are included in the results for the Company's Flow Control Division. This acquisition was financed through a combination of debt and proceeds from a common stock offering as discussed in further detail in the Liquidity and Capital Resources section of this Management Discussion and Analysis.

    Special items incurred for the second quarter of 2002 reflect costs associated with the acquisition of IFC including the following: integration expense of $2.0 million; restructuring expense of $0.6 million; a negative purchase accounting adjustment of $2.6 million (included in cost of sales) associated with the required write-up and subsequent sale of inventory; and an extraordinary charge of $6.3 million, net of tax, reflecting the write-off of unamortized prepaid financing and other related fees resulting from the refinancing of the Company's senior credit facility. Special items in 2001 include integration expense of $16.9 million for the second quarter and $36.1 million for the six month period associated with the August 2000 acquisition of Ingersoll-Dresser Pump Co. (IDP).

    Operating results before special items should not be considered an alternative to operating results calculated in accordance with generally accepted accounting principles.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    The process of preparing financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of estimates and assumptions to determine certain of the assets, liabilities, revenues and expenses. These estimates and assumptions are based upon the best information available at the time of the estimates or assumptions. The estimates and assumptions could change materially as conditions within and beyond the Company's control change. Accordingly, actual results could differ materially from those estimates. The most significant estimates made by management include the allowance for doubtful accounts receivable, reserves for excess and obsolete inventories, deferred tax asset valuation allowances, restructuring accruals, legal and environmental accruals, warranty accruals, insurance accruals, pension and postretirement benefit obligations, and valuation of goodwill and other long-lived assets. Most of these estimates are reviewed quarterly with the Company's Audit/Finance Committee. The following is a discussion of the critical accounting policies and the related management estimates and assumptions necessary in determining the value of related assets or liabilities.

REVENUE RECOGNITION

    Revenues and costs are generally recognized based on the shipping terms agreed to with the customer and fulfillment of all but inconsequential or perfunctory actions required of the Company. Revenue for certain longer-term contracts is recognized based on the percentage of completion method calculated on a cost to cost basis. Shipping and handling costs are reported in cost of sales and amounts billed to customers for these costs are included in revenues. Progress billings are generally shown as a reduction of inventory unless such billings are in excess of accumulated costs, in which case such balances are included in accrued liabilities.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

    An allowance for doubtful accounts receivable is established based on estimates of the amount of uncollectible accounts receivable. The amount of the required allowance is determined based upon the aging of the receivable, customer credit history, industry and market segment information, economic trends and conditions, credit reports and customer financial condition. Customer credit issues, customer bankruptcies or general economic conditions can affect the estimates.

INVENTORIES

    Inventories are stated at the lower-of-cost of market. Cost is determined for U.S. inventories by the last-in, first-out (LIFO) method and for other inventories by the first-in, first-out (FIFO) method. Provisions for excess and obsolete inventories are based on an assessment of slow-moving and obsolete inventories. A factor of historical usage and estimated future demand provide the basis for the estimates. These estimates are generally not subject to significant volatility due to the relatively long life cycle of the Company's products except for product rationalizations, which may occur in conjunction with an acquisition.

DEFERRED TAX ASSET VALUATION

    Deferred tax assets and liabilities are established based on the profits or losses in each jurisdiction in which the Company operates. Associated valuation allowances reflect the likelihood of the recoverability of these assets. The judgment of the recoverability of these assets is based primarily on the estimate of current and expected future earnings and prudent and feasible tax planning strategies. These estimates could be impacted by changes in future taxable income and the results of tax strategies.

RESTRUCTURING

    Restructuring reserves are generally established in conjunction with an acquisition. The reserve reflects many estimates including those pertaining to employee separation costs, settlements of contractual obligations and other costs associated with exiting a facility. Restructuring costs related to facilities and employees of an acquired business are generally recorded in goodwill whereas all others are recorded as restructuring expense in the Consolidated Statement of Operations. Reserve requirements for each individual plan are reassessed quarterly and could change due to revisions of cost estimates and changes in planned restructuring activities.

LEGAL AND ENVIRONMENTAL ACCRUALS

    The costs relating to legal and environmental liabilities are estimated and recorded when it is probable that a loss has been incurred and such loss is estimable. The Company has a formal and established process for assessing the facts and circumstances and recording such contingencies on a case-by-case basis. Probable legal and environmental costs are based on information obtained from the Company's experts plus the Company's loss experience in similar situations. The estimates may vary in the future due to new developments regarding the facts and circumstances of each matter.

WARRANTY ACCRUALS

    Warranty obligations are based upon product failure rates, materials usage or service delivery costs. The Company estimates its warranty provisions based upon an analysis of all identified or expected claims and an estimate of the cost to resolve those claims. The estimates of expected claims are generally a factor of historical claims. Changes in claim rates, differences between actual and expected warranty costs and the Company's facility rationalization activities could impact these estimates.

INSURANCE ACCRUALS

    Insurance accruals are recorded based upon an analysis of the Company's claim loss history and an estimate of incurred but not recorded claims. The estimates are based upon information received from the Company's external insurers. Changes in claim rates and differences between actual and expected claim losses could impact the accrual in the future.

PENSION AND POSTRETIREMENT BENEFITS OBLIGATIONS

    Determination of the value of the pension and postretirement benefits liabilities is based on actuarial valuations. Inherent in these valuations are key assumptions including discount rates, market value of plan assets, expected return on plan assets and assumed rate of increase in wages or in health care costs. Current market conditions, including changes in rates of returns, interest rates and medical inflation rates are considered in selecting these assumptions. Changes in the related pension and postretirement benefit costs may occur in the future due to changes in the assumptions used and changes resulting from fluctuations in the Company's related headcount.

VALUATION OF GOODWILL AND OTHER LONG-LIVED ASSETS

    The value of the Company's goodwill and indefinite lived intangible assets are tested annually for impairment or whenever events or circumstances indicate goodwill may be impaired. The test involves significant judgments based upon projections of future performance of each of the Company's reporting units. The net realizable value of other long-lived assets is reviewed periodically, when indicators of potential impairments are present, based upon an assessment of the estimated future cash flows related to those assets. Due to uncertain market conditions and potential changes in strategy and product portfolio, it is possible that forecasts used to support these assets may change in the future which could result in non-cash charges that would adversely affect the Company's results of operations and financial condition.

    Based on a critical assessment of its accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that the Company's consolidated financial statements provide a meaningful and fair perspective of the Company. This is not to suggest that other general risk factors, such as changes in worldwide growth objectives, changes in material costs, performance of acquired businesses and others, could not adversely impact the Company's consolidated financial position, results of operations and cash flows in future periods.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2002

    Sales increased 27.6% to $592.7 million for the three months ended June 30, 2002, compared with $464.6 million for the same period in 2001. The increase is primarily associated with the IFC acquisition, which contributed $88.1 million of sales in the second quarter, and a higher volume of engineered project sales in the petroleum and water markets. Sales on a comparable basis, excluding IFC, increased 8.6% to $504.6 million primarily due to a higher volume of project sales. Currency translation had virtually no impact on second quarter 2002 sales. Net sales to international customers, including export sales from the U.S., were 52% of sales, compared with

45% in the second quarter of 2001. IFC's proportionately higher mix of international sales contributed to the increase.

    Bookings, or incoming orders for which there are purchase commitments, increased 5.8% to $572.3 million compared with $540.8 million in the prior year. Excluding the $79.1 million of bookings contributed by IFC, bookings declined 8.8% to $493.2 million compared with the prior year period. The decline in bookings from comparable operations reflects weakness in quick turnaround business for the chemical and general industrial sectors (predominately for industrial pumps and valves) and weakness in the service businesses. That weakness was partially offset by a valve order of approximately $20 million from a nuclear power customer. Currency translation had virtually no impact on second quarter 2002 bookings. At June 30, 2002, backlog was $799.5 million, an increase of 8.2% compared with the second quarter of 2001 and an increase of 20.6% compared with year-end 2001. The increase reflects the inclusion of IFC, which contributed $97.4 million to backlog in the current quarter. Excluding IFC, backlog was $702.1 million, down about 5.2% from $738.7 million at June 30, 2001, primarily due to lower backlogs in the chemical and general industrial sectors.

BUSINESS SEGMENTS

    Flowserve manages its operations through three business segments: Flowserve Pump Division (FPD) for engineered and industrial pumps; Flow Solutions Division
(FSD) for precision mechanical seals and flow management services; and Flow Control Division (FCD) for industrial valves, control valves, nuclear valves and valve actuators and controls. Several valve distribution centers were transferred from FSD to FCD in 2002. Amounts reported for these distribution centers in the second quarter of 2001 have been reclassified to conform to the current business configuration.

    Effective July 1, 2002, the Company realigned its operating segments. Under the new organization, the Flow Solutions Division will only include the Company's seal operations, while the Company's pump and valve service businesses will be included as appropriate in the Flowserve Pump Division and Flow Control Division, respectively. Segment information will be reported under the new organization structure beginning in the third quarter of 2002 when the Company begins to operate under this new organization. A supplemental financial table of select financial data for the current and previous five quarters reclassified to conform to the new organization structure has been presented under the Supplemental Segment Information section of this management discussion and analysis.

    Sales and operating income before special items for each of the three business segments follows:



                                                     FLOWSERVE PUMP DIVISION
                                                     ------------------------
                                                        Three Months Ended
                                                             June 30,
                                                      -----------------------
(In millions of dollars)                               2002            2001
---------------------------------------               ------          -------
Sales                                                 $282.4          $ 238.6
Operating income (before special items)                 36.6             29.9

    The 18.4% increase in sales for pumps and pump parts for Flowserve Pump Division (FPD) in the second quarter of 2002 compared with the second quarter of 2001 was largely due to improved sales of engineered pumps for projects in the petroleum and water markets. These improvements were partially offset by a lower volume of sales to the weak chemical and general industrial markets.

    Operating income, before special items, increased 22.4% to $36.6 million from the prior period of $29.9 million. Operating income, before special items, would have been $33.1 million after implementation of SFAS 141 and 142 for the second quarter of 2001. Operating income, before special items, as a percentage of sales increased to 13.0% in the second quarter of 2002 from 12.5% in the prior year period. Operating income, before special items as a percentage of sales in 2002 would have decreased from 13.9% in the prior year period had SFAS 141 and 142 been implemented. Operating income, before special items, reflects the benefit of improved sales volume and incremental synergy benefits related to the capture of approximately $90 million of run rate savings associated with the integration of IDP. These benefits were partially offset by the impact of a decline in the chemical and industrial sectors, which historically are more profitable than the aforementioned engineered pump project mix. In addition, unfavorable manufacturing burden variances impacted results due to lower volumes and finished goods inventory reductions in the facilities that manufacture the chemical and general industrial products. Unfavorable currency translation also negatively impacted operating income before special items by approximately 3%.

                                                 FLOW SOLUTIONS DIVISION
                                                 -----------------------
                                                    Three Months Ended
                                                         June 30,
                                                 -----------------------
(In millions of dollars)                          2002            2001
---------------------------------------          ------          ------
Sales                                            $155.4          $156.1
Operating income (before special items)            18.1            22.0

    Sales of seals and services for the Flow Solutions Division for the three months ended June 30, 2002 of $155.4 million were similar to sales for the three months ended June 30, 2001. Sales increases in the seal component of the business of 7.2% were offset by weakness in the service business resulting from a decline in the power and industrial sectors.

    Operating income before special items of $18.1 million was down 17.7% from the prior year. Operating income before special items in 2002 includes the favorable benefit from the implementation of SFAS 141 and 142 and would have been $23.0 million on a comparable basis in second quarter of 200l. Operating income before special items, as a percentage of sales decreased from 14.1% in the prior year period (14.8% had SFAS 141 and 142 been implemented in the prior year period) to 11.6% in the current year period. The decline in profitability reflects weakness in the service business that was exacerbated by unfavorable volume variances. This was partially offset by improvements in the seal business. Additionally, currency translation had an unfavorable impact of approximately 8%.

                                                 FLOW CONTROL DIVISION
                                                 ---------------------
                                                  Three Months Ended
                                                       June 30,
                                                 ---------------------
(In millions of dollars)                          2002            2001
---------------------------------------          ------          ------
Sales                                            $163.6          $ 78.1
Operating income (before special items)            15.8             9.2

    Sales of valves and related products for the Flow Control Division increased by 109.5% to $163.6 million in the second quarter of 2002 compared with $78.1 million in the prior year. The sales increase was primarily due to the acquisition of IFC. FCD sales excluding IFC were $75.5 million or 3.3% lower than the prior year period. Sales excluding IFC were impacted by weakness in the chemical and general industrial sectors.

    Operating income, before special items, was $15.8 million in the second quarter of 2002 compared with $9.2 million in the prior year period. Operating income, before special items, on a comparable basis excluding IFC was $5.5 million in the second quarter. Operating income before special items in 2002 includes the favorable benefit from the implementation of SFAS 141 and 142 and would have been $9.7 million on a comparable basis in the second quarter of 2001. Operating income, before special items, as a percentage of sales, was 9.6% in the second quarter of 2002, compared with 11.8% in 2001 (12.4% had SFAS 141 and 142 been implemented in the prior period). The decline in profitability reflects weak conditions in the chemical and general industrial markets, lower production throughput due to lower sales volume combined with a reduction of finished goods inventories, which resulted in unfavorable manufacturing absorption variances.

CONSOLIDATED RESULTS

    Gross profit of $182.0 million increased 16.9% compared with the prior year period primarily due to the acquisition of IFC. The gross profit margin was 30.7% for the three months ended June 30,

2002, compared with 33.5% for the same period in 2001. Excluding the impact of IFC, gross profit and gross profit margin were $156.8 million and 31.1%, respectively. Gross profit was negatively impacted by an unfavorable product mix, which contained a lower mix of historically more profitable quick turnaround business, including lower volumes of chemical and industrial pumps, industrial valves and service related activities. In addition, gross profit was adversely impacted by unfavorable manufacturing absorption variances, which were attributable to lower production throughput due to lower sales volumes and efforts to reduce finished goods inventories at the facilities that manufacture products for the chemical and general industrial markets. Gross profit was also impacted in the second quarter of 2002 by a negative $2.6 million purchase accounting adjustment associated with the required write-up and subsequent sale of inventory as a result of the acquisition of IFC. A similar additional negative adjustment of approximately $2.6 million will also be recorded in the third quarter of 2002. These negative impacts were partially offset by incremental IDP synergy savings. The impact on gross profit of no longer amortizing intangible assets with indefinite useful lives was about $0.3 million in the second quarter of 2002.

    Inventories are stated at the lower of cost or market net of progress billings for work in process. Cost is determined for U.S. inventories by the last-in, first-out (LIFO) method and for other inventories by the first-in, first-out (FIFO) method. The Company's LIFO reserve for U.S. inventories was $33.4 million at June 30, 2002 compared with $33.9 million at December 31, 2001.

    Selling, general and administrative expense was $122.0 million in the second quarter of 2002 and $104.4 million excluding IFC. These compare with $103.6 million in the second quarter of 2001 or $99.2 million if SFAS 141 and 142 had been implemented in that period. The increase reflects higher sales commissions resulting from an increase in engineered product sales and higher incentive compensation accrual levels as a result of better performance against plan. As a percentage of sales, selling, general and administrative expense was 20.6% in the second quarter of 2002 compared with 22.3% in the second quarter of 2001. The improvement reflects a higher level of sales and the benefit of implementation of SFAS 141 and 142.

    Operating income before special items increased 20.2% to $62.6 million in the second quarter of 2002 compared with $52.1 million in the year ago period. Operating income before special items as a percentage of sales was 10.6 % in the second quarter compared with 11.2% in the prior year period. Excluding IFC, operating income before special items was up slightly from the prior year at $52.5 million. Operating income before special items was benefited by $4.8 million in the second quarter of 2002 from the implementation of SFAS 141 and
142. Additionally, results were improved by the incremental synergy benefits related to the capture of approximately $90 million of run rate savings associated with the integration of IDP. A less favorable product mix resulting from the weakened chemical and general industrial sectors and the resultant unfavorable absorption variances from the lower volume and reduction in finished goods inventories negatively impacted operating income before special items during the period. In addition, unfavorable currency translation of 5% contributed to the decline due to weakening of various Latin American currencies throughout the quarter partially offset by strengthening of the Euro at quarter end.

    Restructuring expense of $0.6 million and integration expense of $2.0 million related to the integration of IFC into the Flow Control Division were recognized in the second quarter of 2002. Additional expense is expected in subsequent quarters. Restructuring expense represents severance and other exit costs directly related to Flowserve facility closures and reductions in force. Integration expense represents period costs associated with acquisition related reorganizations such as performance and retention bonuses, idle manufacturing costs, costs related to the integration team and asset impairments. Integration expense of $16.9 million was recognized in the prior year period related to the integration of IDP into the Flowserve Pump Division. See section titled Restructuring and Acquisition Related Charges in this Management's Discussion and Analysis for further discussion of restructuring and integration expense.

    Net interest expense during the second quarter of 2002 declined 23.9% to $23.9 million, compared with $31.4 million in the same period in 2001. The reduction of net interest expense resulted from lower debt levels associated with the repayment of one-third of the then outstanding senior subordinated notes in the fourth quarter of 2001 with proceeds from a sale of the Company's common shares, lower borrowing spreads associated with the renegotiation of the Company's revolving credit facility and lower interest rates on the Company's variable rate debt. However, these factors were partially offset by additional borrowings of approximately $260 million associated with the purchase of IFC.

    Other expense was $1.6 million for the second quarter of 2002 compared with income of $0.3 million in the prior year. The expense in 2002 reflects a higher amount of foreign currency transaction losses.

    The Company's effective tax rate for the second quarter of 2002 was 35.0% compared with 36.0% in the second quarter of 2001. The reduction primarily reflects the elimination of goodwill amortization resulting from the implementation of SFAS 141 and 142 not deductible for income tax purposes. The effective tax rate is based upon an estimate of future earnings for each domestic and international location as well as the estimated impact of tax planning strategies. Changes in any of these and other factors could impact the tax rate in future periods.

    In the second quarter of 2002, the Company recognized an extraordinary expense of $6.3 million, net of tax, or $0.12 per share, related to the write-off of unamortized prepaid financing and other related fees resulting from the refinancing of the Company's senior credit facility for the IFC acquisition in May 2002.

    Net earnings increased in the second quarter of 2002 to $14.3 million, or $0.28 per share, compared with earnings of $2.6 million, or $0.07 per share, in the second quarter of 2001. Excluding special items, net earnings were $24.1 million reflecting an increase of 79.9% compared with $13.4 million in the prior year quarter. The implementation of SFAS 141 and 142 resulted in an increase of $3.5 million or $0.07 per share, in earnings in 2002. Special items in the second quarter of 2002 negatively impacted net earnings by $0.18 per share, including the $0.12 per share extraordinary loss. Special items in 2001 negatively impacted net earnings by $0.28 per share.

    Average diluted shares increased by 35.6% to 52.6 million in the second quarter of 2002 compared with 38.8 million in the prior year period. The increase in shares reflects the impact from the issuance of 9.2 million common shares in late April 2002 to finance the IFC acquisition and the full impact of the equity offering in November 2001 used to retire debt.

    Comprehensive income improved to $56.0 million in the second quarter of 2002 compared with a comprehensive loss of $12.2 million in the prior year due to improved net earnings and a favorable foreign currency translation adjustment of $39.8 million resulting from the strengthening of the Euro in June partially offset by weaker Latin American currencies.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2002

    Sales increased 14.4% to $1,039.8 million for the six months ended June 30, 2002, compared with $908.6 million for the same period in 2001. The IFC acquisition and a higher volume of engineered project sales in the petroleum and water markets positively impacted sales. IFC contributed $88.1 million of sales since the date of acquisition. Sales on a comparable basis, excluding IFC, would have increased 4.7% to $951.7 million. Currency translation had an approximate 3% negative impact on sales for the first six months of 2002 due to weakening of the Latin American currencies and Euro in the first quarter of 2002 compared with the prior year partially offset by strengthening of the Euro in June. Net sales to international customers, including export sales from the U.S., were 50% of sales in 2002, compared with 45% in the prior period. IFC's proportionately higher mix of international operations contributed to the increase.

    Bookings, or incoming orders for which there are purchase commitments, increased approximately 1% to $1,046.1 million compared with $1,037.1 million in the prior year. Excluding the $79.1 million of bookings contributed by IFC, bookings declined 6.8% to $967.0 million compared with the year ago period. The decline in bookings from comparable operations reflects weakness in the quick turnaround business for the chemical and general industrial sectors, which predominately impacted industrial pumps and valves and weakness in the service businesses. That weakness was partially offset by a valve order of approximately $20 million from a nuclear power customer in the second quarter of 2002. Currency translation negatively impacted bookings by about 2% in the first half of 2002 compared with the prior year. At June 30, 2002, backlog was $799.5 million, an increase of 8.2% compared with the second quarter of 2001 and an increase of 20.6% compared with year-end 2001. The increase reflects the inclusion of IFC, which contributed $97.4 million to backlog in the current quarter offset partially by lower backlog in the chemical and general industrial sectors. Excluding IFC, backlog was $702.1 million, down 5.2% from $738.7 million at June 30, 2001, primarily due to lower backlogs in the chemical and general industrial sectors.

BUSINESS SEGMENTS

    Sales and operating income before special items for each of the three business segments prior to the July 1, 2002 realignment follows:

                                                 FLOWSERVE PUMP DIVISION
                                                 -----------------------
                                                    Six  Months Ended
                                                         June 30,
                                                 -----------------------
(In millions of dollars)                          2002            2001
---------------------------------------          ------          ------
Sales                                            $515.7          $ 463.3
Operating income (before special items)            62.7             48.0

    Sales of pumps and pump parts for the Flowserve Pump Division (FPD) for the six months ended June 30, 2002 increased 11.3% to $515.7 million compared with $463.3 million in the prior year. The increase was largely due to higher sales of engineered pumps for the petroleum and water markets due in part to a higher backlog than at the beginning of 2001. These improvements were partially offset by declines in products sold to the chemical and general industrial markets and unfavorable currency translation of approximately 4%.

    Operating income, before special items, for the six months ended June 30, 2002 of $62.7 million increased 30.6% from the prior period of $48.0 million. Operating income, before special items, would have been $51.3 million after the implementation of SFAS 141 and 142 in the six month period ended June 30, 2001. Operating income, before special items, as a percentage of sales increased to 12.2% for the first six months of 2002 from 10.4% in the prior year period (11.1% had SFAS 141 and 142 been implemented in the prior year period). Operating income, before special items, reflects the benefit of higher sales volume, incremental synergy benefits related to the capture of approximately $90 million of run rate savings associated with the integration of IDP. These benefits were partially offset by the impact of the declines in chemical and industrial businesses, which historically are more profitable than engineered pump projects. In addition, unfavorable manufacturing burden variances impacted results due to lower volumes and finished goods inventory reductions in the facilities that manufacture for the chemical and general industrial industries. Unfavorable currency translation also negatively impacted operating income before special items by approximately 5%.

                                                 FLOW SOLUTIONS DIVISION
                                                 -----------------------
                                                     Six Months Ended
                                                         June 30,
                                                 -----------------------
(In millions of dollars)                          2002            2001
---------------------------------------          ------          ------
Sales                                            $302.5          $303.9
Operating income (before special items)            35.1            39.0

    Sales of seals and services for the Flow Solutions Division for the six months ended June 30, 2002 of $302.5 million were about flat with same prior year period. Revenues for seals increased about 6%, while the service business was down by about 8% due to the decline in the power and industrial business. Currency translation unfavorably impacted sales by about 2%.

    Operating income before special items of $35.1 million decreased 10.0% from the prior year. Operating income before special items includes the favorable benefit from the implementation of SFAS 141 and 142 and would have been $40.0 million on a comparable basis in for the six months ended June 30, 2001. Operating income before special items, as a percentage of sales decreased from 12.8% in the prior year (13.2% had SFAS 141 and 142 been implemented in the prior period) to 11.6% in the current year period. The decline in profitability reflects weakness in the service business, despite improvements in the seals business, that was exacerbated by unfavorable volume variances due to the overall general economic decline and lower service sales to the power market. Additionally, unfavorable currency translation impacted operating income before special items by about 7%.

                                                  FLOW CONTROL DIVISION
                                                 -----------------------
                                                     Six Months Ended
                                                         June 30,
                                                 -----------------------
(In millions of dollars)                          2002            2001
---------------------------------------          ------          ------
Sales                                            $237.1          $156.8
Operating income (before special items)            20.9            18.6

    Sales of valves and related products for the Flow Control Division increased 51.3% to $237.1 million for the six months ended June 30, 2002 compared with $156.8 million in the prior year. The sales increase was due to the acquisition of IFC. FCD sales excluding IFC were $149.0 million or down 5.0% from the prior year. Sales excluding IFC were impacted by weakness in the chemical and general industrial sectors.

    Operating income, before special items, was $20.9 million for the six months ended June 30, 2002 compared with $18.6 million in the prior year period. Operating income, before special items, on a comparable basis excluding IFC was $10.7 million for the six months ended June 30, 2002. Operating income before special items includes the favorable benefit from the implementation of SFAS 141 and 142 and would have been $19.3 million on a comparable basis first half of 2001. Operating income, before special items, as a percentage of sales, was 8.8% for the six month period ended June 30, 2002, compared with 11.9% in 2001. The decline in profitability reflects weak conditions in the chemical and general industrial markets. This was compounded by lower production throughput due to lower sales volume combined with a reduction of finished goods inventories, which resulted in unfavorable manufacturing absorption variances.

CONSOLIDATED RESULTS

    Gross profit increased 10.5% to $324.1 million for the six months ended June 30, 2002 compared with the prior year period reflecting the acquisition of IFC. The gross profit margin was 31.2% for the six months ended June 30, 2002, compared with 32.3% for the same period in 2001. Excluding the impact of IFC, gross profit and gross profit margin were $298.8 and 31.4%, respectively. Gross profit was negatively impacted by an unfavorable product mix, which contained a lower mix of historically more profitable quick turnaround business, including lower volumes of chemical and industrial pumps, industrial valves and service related activities. In addition, gross profit was adversely impacted by unfavorable manufacturing absorption variances, which were attributable to lower production throughput due to lower sales volumes and efforts to reduce finished goods inventories at the facilities that manufacture products for the chemical and general industrial markets. Gross profit for the six months ended June 30, 2002 was also impacted by a negative $2.6 million IFC related purchase accounting adjustment associated with the required write-up and subsequent sale of inventory. A similar additional negative impact of approximately $2.6 million will also be recorded in the third quarter of 2002. These negative impacts were partially offset by incremental IDP synergy benefits related to the capture of the full run rate of savings. The impact of no longer amortizing intangible assets with indefinite useful lives on gross profit was $0.7 for the six months ended June 30, 2002.

    Selling, general and administrative expense was $222.2 million in the first half of 2002 and $204.6 million excluding IFC. These amounts compare with $203.7 million in the first half of 2001 or $194.9 million if the implementation of SFAS 141 and 142 had been applied in that period. The increase reflects higher sales commissions resulting from an increase in engineered product sales and higher incentive compensation accrual levels as a result of better performance against plan. As a percentage of sales, selling, general and administrative expense was 21.4% in the six months ended June 30, 2002 compared with 22.4% (21.5% had SFAS 141 and 142 been implemented in the prior year period) in the six months ended June 30, 2001. The improvement reflects a higher level of sales and the benefit of implementation of SFAS 141 and 142.

    Operating income before special items increased 16.6% to $104.5 million for the six months ended June 30, 2002 compared with $89.6 million in the prior period. Operating income before special items as a percentage of sales was 10.1% for the six months ended June 30, 2002 compared with 9.9% in the prior year. Excluding IFC, operating income before special items was up 5.1% from the prior year at $94.2 million. Operating income before special items benefited by $9.4 million in the first half of 2002 from implementation of SFAS 141 and 142. Additionally, results were improved by the incremental synergy benefits related to the capture of the approximately $90 million of run rate savings associated with the integration of IDP. A less favorable product mix resulting from the weakened chemical and industrial business and the resultant unfavorable absorption variances from the lower volume and reduction in finished goods inventories negatively impacted operating income before special items during the period. In addition, unfavorable currency translation of 6% negatively impacted operating income before special items due to weakening of the Latin American currencies throughout the year and a weaker Euro in the first five months of 2002 compared with the prior year despite strengthening of the Euro in June.

    Restructuring expense of $0.6 million and integration expense of $2.0 million were recognized in the second quarter of 2002 related to the integration of IFC into the Flow Control Division. Additional expense is expected in subsequent quarters of 2002. Restructuring expense represents severance and other exit costs directly related to Flowserve facility closures and reductions in force. Integration expense represents period costs associated with acquisition related reorganizations such as performance and retention bonuses, idle manufacturing costs, costs related to the integration team and asset impairments. Integration expense of $36.0 million related to the integration of IDP into the Flowserve Pump Division was recognized in the prior year six month period. See section titled Restructuring and

Acquisition Related Charges in this Management's Discussion and Analysis for further discussion of restructuring and integration expense.

     Net interest expense during the first six months of 2002 declined 27.7% to $45.7 million, compared with $63.2 million in the same period in 2001. The reduction of net interest expense resulted from lower debt levels associated with the repayment of one-third of the then outstanding senior subordinated notes in the fourth quarter of 2001 with proceeds from a sale of the Company's common shares, lower interest rates associated with the renegotiation of the Company's revolving credit facility and lower borrowing spreads on the Company's variable rate debt. However, these factors were partially offset by additional borrowings of approximately $260 million associated with the purchase of IFC.

    Other expense was $2.1 million for the six months ended June 30, 2002 compared with income of $.4 million in the prior year. The increase in expense reflects a higher amount of foreign currency transaction losses.

    The Company's effective tax rate for the first half of 2002 was 35.0% compared with 36.0% for the first half of 2001. The reduction primarily reflects the elimination of goodwill amortization resulting from the implementation of SFAS 141 and 142 not deductible for income tax purposes. The effective tax rate is based upon an estimate of future earnings for each domestic and international location as well as the estimated impact of tax planning strategies. Changes in any of these and other factors could impact the tax rate in future periods.

    In the second quarter of 2002, the Company recognized an extraordinary expense of $6.3 million, net of tax, or $0.13 per share, related to the write-off of unamortized prepaid financing fees and other related fees resulting from the refinancing of the Company's senior credit facility for the IFC acquisition in May 2002.

    Net earnings of $27.1 million, or $0.56 per share, for the six month period ended June 30, 2002 were up significantly from a loss of $5.9 million, or a loss of $0.16 per share in the prior year. Excluding special items, net earnings were $36.8 million reflecting an increase of 66.7% compared with $17.2 million in the prior year quarter. The implementation of SFAS 141 and 142 resulted in an increase of $6.9 million or $0.14 per share, to earnings in 2002. Special items in the first half of 2002 negatively impacted net earnings by $0.20 per share including the $0.13 per share extraordinary loss. Special items in 2001 negatively impacted net earnings by $0.61 per share.

    Average diluted shares increased by 27.8% to 49.2 million for the six months ended June 30, 2002 compared with 38.5 million in the prior year period. The increase in shares reflects the average weighted impact for the six month period from the equity offering completed in late April to finance the IFC acquisition and the full impact of the equity offering in November 2001, used to retire debt.

    Comprehensive income improved to $54.8 million for the six months ended June 30, 2002 from a comprehensive loss of $62.7 million in the prior year. The improvement reflects improved net earnings and a favorable foreign currency translation adjustment resulting from the strengthening of the Euro in June partially offset by weaker Latin America currencies.

RESTRUCTURING AND ACQUISITION RELATED CHARGES

    In June 2002, in conjunction with the acquisition of IFC, the Company initiated a restructuring program designed to reduce costs and to eliminate excess capacity by consolidating facilities. The Company's actions approved and committed to in the second quarter of 2002 are expected to result in a gross reduction of approximately 450 positions and a net reduction of approximately 225 positions. The program includes the announced closure of six valve facilities and reduction of sales and sales support personnel. The Company established a reserve of $11.0 million for this program in the second quarter of 2002 and expects the majority of the reductions and closures to occur before March 2003. Costs associated with the closure of Flowserve facilities of $0.6 million have been charged to restructuring expense in the income statement and costs associated with the closure of IFC facilities of $10.4 million along with related deferred taxes were accounted for in the purchase accounting for IFC.

    In the second quarter of 2002, the Company also incurred $2.0 million of integration expense in conjunction with the program. Expenses classified as integration generally represent period costs associated with acquisition related reorganizations such as performance and retention bonuses, idle manufacturing costs, costs related to the integration team and asset impairments.

    Additional restructuring and integration expense related to the IFC acquisition are expected in subsequent quarters. The impact of additional restructuring activities will be recorded as programs are detailed, approved and announced.

    Expenditures charged to the 2002 restructuring reserve were:


                                                          Other
                                                          Exit
                                           Severance      Costs        Total
                                           ---------     --------     --------
Balance at June 5, 2002                     $  6,880     $  4,160     $ 11,040

Cash expenditures                               (146)          (8)        (154)
                                            --------     --------     --------
Balance at June 30, 2002                    $  6,734     $  4,152     $ 10,886
                                            ========     ========     ========

    Similarly, in August 2000, in conjunction with the acquisition of IDP, the Company initiated a restructuring program designed to reduce costs and to eliminate excess capacity by consolidating facilities. The Company's actions, approved and committed to in the third quarter of 2000, have resulted in the net reduction of approximately 1,100 positions, which was consistent with the plan. The program included the closure of IDP's former headquarters, the closure or significant downsizing of a number of pump manufacturing facilities, service and repair centers, and reduction of sales and sales support personnel. The Company established a restructuring reserve for this program in the third quarter of 2000.

    In the second quarter and for the six months ended 2001, the Company incurred integration expense in conjunction with the program of $16.9 million and $36.1 million, respectively. The Company substantially completed its integration activities during 2001.

    Expenditures charged to the 2000 restructuring reserve were:

                                                           Other
                                                           Exit
                                           Severance       Costs        Total
                                           ---------     --------     --------
Balance at August 16, 2000                  $ 45,980     $ 14,832     $ 60,812

Cash expenditures                            (18,645)      (2,434)     (21,079)

Net non-cash reduction                        (8,849)          --       (8,849)
                                            --------     --------     --------
Balance at December 31, 2000                  18,486       12,398       30,884

Cash expenditures                            (13,267)      (6,712)     (19,979)

Net non-cash reduction                        (2,817)      (2,567)      (5,384)
                                            --------     --------     --------
Balance at December 31, 2001                   2,402        3,119        5,521

Cash expenditures                               (269)        (112)        (381)
                                            --------     --------     --------
Balance at March 31, 2002                   $  2,133     $  3,007     $  5,140
                                            --------     --------     --------
CASH EXPENDITURES                                (93)        (301)        (394)
                                            --------     --------     --------
BALANCE AT JUNE 30, 2002                    $  2,040     $  2,706     $  4,746
                                            ========     ========     ========

LIQUIDITY AND CAPITAL RESOURCES

    Cash flows from operations and borrowings available under the Company's existing revolving credit facility are its primary sources of short-term liquidity. Cash flows provided by operating activities in the second quarter of 2002 were $50.6 million, reflecting an improvement of $61.1 million compared with a use of $10.5 million in the prior year. Cash flows provided by operating activities for the six months ended June 30, 2002 were $80.1 million, reflecting an improvement of $153.1 million compared with a use of funds of $73.0 million in the prior year six month period. Additionally, the Company's cash balance at June 30, 2002 was $81.5 million, an increase of $60.0 million since year-end 2001. The Company expects to use a portion of the current cash balance to repay debt during the second half of 2002.

    The improved operating cash flow reflects higher earnings due to lower interest expense, lower acquisition related integration and restructuring costs and improved working capital utilization in 2002 compared with the prior year. Additionally, cash flow from operations in the second quarter of 2002 also benefited from a $23 million tax refund related to the utilization of net operating loss carrybacks under the new U.S. tax laws.

    The Company believes cash flows from operating activities combined with availability under its existing revolving credit agreement will be sufficient to enable the Company to meet its cash flow needs for the next 12 months. However, cash flows from operations could be adversely affected by economic, political and other risks associated with sales of the Company's products, operational factors, competition, fluctuations in foreign exchange rates and fluctuations in interest rates, among other factors.

    Capital expenditures were $8.7 million for the second quarter of 2002 and $14.8 million for the first six months of 2002. This compares with $18.9 million for the second quarter of 2001 and $22.4 million for the first six months of 2001. For each period, capital expenditures were invested in new and replacement machinery and equipment, information technology and, in 2001, IDP integration activities including structures and equipment required at receiving facilities. Cash proceeds from the disposal of fixed assets were $1.7 million for the first six months of 2002 compared with $7.4 million in the prior year. The disposals in both years relate primarily to the sale of facilities and equipment no longer being utilized.

PAYMENTS FOR ACQUISITIONS

    On May 2, 2002, the Company completed its acquisition of Invensys plc's flow control division (IFC) for an aggregate purchase price of $535 million (the IFC Acquisition), subject to adjustment pursuant to the terms of the purchase and sale agreement. IFC is one of the world's foremost manufacturers of valves, actuators and associated flow control products. With this acquisition, Flowserve believes that it will be the second largest manufacturer of valves. The Company financed the acquisition and associated transaction costs by issuing 9.2 million shares of common stock in April 2002 for net proceeds of approximately $276 million and through new borrowings under its senior secured credit facilities. The Company also used $40 million from the proceeds of the equity financing to reduce amounts outstanding under the Company's revolving credit facility.

    The purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair market value at the date of the acquisition. These allocations include $78.3 million for intangibles and $190 million recorded as goodwill.

    The purchase price allocation for these acquisitions is preliminary and further refinements are likely to be made based on the completion of final valuation studies. The operating results of these acquired businesses have been included in the consolidated statements of operations from the date of acquisition.

    The Company regularly evaluates acquisition opportunities of various sizes. The cost and terms of any financing to be raised in conjunction with any acquisition is a critical consideration in any such evaluation.

FINANCING

    In the second quarter of 2002, in connection with the IFC acquisition, the Company agreed with its lenders under its existing senior credit facilities to amend the terms of such facilities effective as of the closing of the IFC acquisition to provide for: (1) an incremental Tranche A term loan in an aggregate principal amount of $95.3 million and (2) a new Tranche C term loan of $700 million, to be used to repay all of the existing Tranche B term loan of $468.8 million, repay $11.3 million of the existing Tranche A term loan and provide funds to be used to finance the IFC acquisition. The Tranche A loan has a final maturity date of June 2006. Terms of the new Tranche C term loan include a final maturity in 2009, rather than 2008 for the former Tranche B term loan and reduced borrowing spreads. As part of the amended and restated senior credit facility, several covenants were modified, including various financial ratios, to allow for the IFC acquisition and other matters. The senior credit facilities are collateralized by substantially all of the Company's domestic assets and a pledge of 65% of the stock for the foreign subsidiaries. As a result of repaying the Tranche B term loan facility, an extraordinary expense of $6.3 million, net of tax, was recorded in the second quarter of 2002 related to the write-off of the balance of unamortized prepaid financing fees related to the Tranche B term loan and other related fees.

    The term loans require scheduled principal payments, which began June 30, 2001 for the Tranche A loan and will begin September 30, 2002 for the Tranche C loan. In addition to the payments made in connection with the refinancing of the senior credit facility, the Company had repaid $15.5 million of the term loans (during the first half of 2002). The scheduled principal payments of the term loans outstanding at June 30, 2002 are summarized as follows: $36.7 million in the remainder of 2002, $78.7 million in 2003, $84.0 million in 2004, $89.3 million in 2005, $56.0 million in 2006, $100.0 million in 2007, $388.0 million in 2008 and $194.0 million in 2009. The Company is required to use a percentage of excess cash from operations under certain circumstances, as defined in the Credit Facility and the Indenture, to reduce the outstanding principal of the term loans in the following year. No additional principal payments have been or are due in 2002 under this provision.

    The term loans bear floating interest rates based on LIBOR plus a borrowing spread, or the prime rate plus a borrowing spread, at our option. The borrowing spread for Tranche A can increase or decrease based on the leverage ratio as defined. At June 30, 2002, the interest rates on the term loans were 4.6713%, 4.6250%, 4.6875% and 4.6250% relating to the Tranche A term loan facility, 6.1395% related to a Euro denominated portion of the Tranche A and 4.750% and 4.875% relating to the Tranche C term loan facility. The Company expects a reduction in the Tranche A borrowing spread in August 2002 in accordance with the terms of the amended and restated credit facility. The borrowing spread for Tranche C can increase or decrease based upon the Company's credit rating from the two major rating agencies.

    Under the amended and restated credit facility, the Company has a $300 million revolving credit facility due June 2006. A portion of the incremental Tranche C term loan was used to repay $40.0 million of the outstanding indebtedness under the revolving credit facility. At June 30, 2002, no borrowings were outstanding on the revolving credit facility. The revolving credit facility allows the Company to issue up to $200 million in letters of credit. As of June 30, 2002, $38.2 million of letters of credit had been issued under the facility. As letters of credit issued under the facility reduce availability, the Company had $261.8 million remaining in unused borrowing capacity at June 30, 2002 under the revolving credit facility. In addition to the letters of credit issued under the facility, there were $7.8 million of letters of credit outside the facility, at June 30, 2002.

    In connection with the acquisition of IDP, the Company issued 10-year senior subordinated notes on August 8, 2000 in a U.S. dollar tranche and a Euro tranche. Proceeds of $285.9 million from the dollar tranche and EUR 98.6 million from the Euro tranche, equivalent to $89.2 million, were used in completing the IDP acquisition. The balance of the dollar tranche and Euro tranche was $186.3 million and $63.6 million, respectively, at June 30, 2002. The notes, issued at a fixed rate of 12.25%, were originally priced at a discount to yield 12.50%, and have no scheduled principal payment prior to maturity in August 2010. Beginning in August 2005, the notes become callable at a fixed redemption price. The notes can also be redeemed by the Company under certain circumstances and have mandatory redemption features under certain circumstances, including a change in control as defined. Interest on the notes is payable semi-annually in February and August. About one-third of these notes were called at a premium in December

2001 utilizing the proceeds of an equity offering of 6.9 million shares according to the mandatory redemption provisions of the Company's indenture.

    Although the ratio has decreased over the past year, the Company has significant indebtedness in relation to shareholders' equity. The Company's level of indebtedness increases its vulnerability to adverse economic and industry conditions, may require it to dedicate a substantial portion of cash flow from operating activities to payments on the indebtedness and could limit its ability to borrow additional funds and/or raise additional capital. While the IFC acquisition increased the absolute level of indebtedness, the Company believes that its ability to service its debt, as measured by various ratios, has improved.

    The provisions of the Company's senior credit facilities require the Company to meet or exceed specified financial covenants that are defined in the amended and restated senior credit facility. These covenants include a leverage ratio, an interest coverage ratio, and a fixed charge coverage ratio. Further, the provisions of the senior credit facilities and the senior subordinated notes contain limitations or restrictions on indebtedness, liens, sale and leaseback transactions, acquisitions, asset sales, payment of dividends or other distributions, capital expenditures, and other customary restrictions. At June 30, 2002, the Company was in compliance with these financial covenants as follows: 1) leverage ratio was 3.5 compared with a maximum of 4.0; 2) interest coverage ratio was 3.6 compared with a minimum of 2.0; 3) and fixed charge ratio was 1.9 compared with a minimum of 1.1. While the Company expects to comply with such covenants in the future, there can be no assurance that it will do so.

    At June 30, 2002, net debt was 61.1% of the Company's capital structure compared with 71.3% at December 31, 2001 and 82.3% at June 30, 2001. The ratio decreased due to the impact of the common stock offering, an increase in shareholders' equity resulting from improved earnings and favorable currency translation, repayments of term loans and a reduction in revolving credit borrowings.

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

    Upon implementation of SFAS 141 and 142, the Company reclassified acquired workforce intangible assets with a net carrying value of approximately $18.5 million to goodwill that do not meet the new criteria for recognition apart from goodwill. The Company also determined that certain acquired trademark intangible assets have indefinite useful lives and is no longer amortizing these intangible assets. Under SFAS 142, goodwill is no longer amortized and instead is tested for impairment annually at the reporting unit level or whenever events or circumstances indicate goodwill may be impaired. The Company has completed the required transitional goodwill and indefinite lived intangible asset impairment tests and determined these assets were not impaired.

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

    In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145,

    "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The most significant impact of SFAS 145 is to eliminate the requirement that gains and losses from the extinguishments of debt be classified as an extraordinary item unless these items are infrequent and unusual in nature. SFAS 145 is effective for the Company on January 1, 2003. The Company will reclassify previously reported extraordinary items as a component of earnings before income taxes effective with compliance in 2003.

    In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized initially at fair value when the liability is incurred. SFAS No. 146 is effective for the Company on January 1, 2003, and will be applied on a prospective basis.

SUPPLEMENTAL SEGMENT INFORMATION

    Effective July 1, 2002, the Company realigned its operating segments. Under the new organization, the Flow Solutions Division will only include the Company's seal operations, while the Company's pump and valve service businesses will be included as appropriate in the Flowserve Pump Division and Flow Control Division, respectively. Segment information will be reported under the new organization structure beginning in the third quarter of 2002 when the Company begins to operate under this new organization structure. The following supplemental financial table contains selected segment financial data for the current and previous five quarters reclassified to conform to the new organization structure.

                                                Flowserve      Flow        Flow        All      Consolidated
Three months ended June 30, 2002                  Pump      Solutions    Control      Other        Total
-----------------------------------------       ---------   ---------    --------    --------   ------------
Sales to external customers                      $315,623    $ 82,472    $193,028    $  1,605     $592,728
Intersegment sales                                  2,792       5,682       1,432      (9,906)          --
Segment operating income (before special
items) (1)                                         42,412      16,468      11,636      (7,862)      62,654

                                                Flowserve      Flow        Flow        All      Consolidated
Three months ended March 31, 2002                  Pump     Solutions    Control      Other        Total
-----------------------------------------       ---------   ---------    --------    --------   ------------
Sales to external customers                      $264,655    $ 79,662    $101,030    $  1,703     $447,500
Intersegment sales                                  1,878       4,967       1,696      (8,541)          --
Segment operating income                           29,953      14,432       3,880      (6,386)      41,879

                                                Flowserve      Flow        Flow        All      Consolidated
Three months ended December 31, 2001               Pump     Solutions    Control      Other        Total
-----------------------------------------       ---------   ---------    --------    --------   ------------
Sales to external customers                      $354,971    $ 75,490    $107,316    $  1,511     $539,288
Intersegment sales                                  2,580       4,818       1,895      (9,293)          --
Segment operating income (before special
items) (2)                                         56,195       9,163       5,313      (7,574)      63,097

                                                Flowserve      Flow        Flow        All      Consolidated
Three months ended September 30, 2001              Pump     Solutions    Control      Other        Total
-----------------------------------------       ---------   ---------    --------    --------   ------------
Sales to external customers                      $278,313    $ 79,759    $110,191    $  1,342     $469,605
Intersegment sales                                  2,569       5,025       2,102      (9,696)          --
Segment operating income (before special
items) (2)                                         31,961      16,231      10,788      (7,664)      51,316

                                                 Flowserve    Flow        Flow         All      Consolidated
Three months ended June 30, 2001                   Pump     Solutions    Control      Other        Total
-----------------------------------------       ---------   ---------    --------    --------   ------------
Sales to external customers                      $272,115    $ 77,188    $113,760    $  1,516     $464,579
Intersegment sales                                  2,905       5,203       1,994     (10,102)          --
Segment operating income (before special
items) (2)                                         34,893      13,980      12,127      (8,894)      52,106

                                                Flowserve      Flow        Flow         All     Consolidated
Three months ended March 31, 2001                 Pump      Solutions     Control      Other        Total
-----------------------------------------       ---------   ---------    --------    --------   ------------
Sales to external customers                      $255,852    $ 75,655    $111,522    $  1,006     $444,035
Intersegment sales                                    923       4,871       2,706      (8,500)          --
Segment operating income (before special
items) (2)                                         21,411      12,128      11,015      (7,085)      37,469

(1) Special items in 2002 reflect costs associated with the acquisition of IFC including a negative purchase accounting write-up of inventory, integration expense and restructuring expense.

(2)  Special items in 2001 reflect costs associated with the integration of IDP.

FORWARD-LOOKING INFORMATION IS SUBJECT TO  RISK AND UNCERTAINTY

This Report on Form 10-Q and other written reports and oral statements made from time-to-time by the Company contain various forward-looking statements and include assumptions about Flowserve's future market conditions, operations and results. These statements are based on current expectations and are subject to significant risks and uncertainties. They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Among the many factors that could cause actual results to differ materially from the forward-looking statements are: changes in the financial markets and the availability of capital, changes in the already competitive environment for the Company's products or competitors' responses to Flowserve's strategies; the Company's ability to integrate past and future acquisitions into its management and operations; political risks or trade embargoes affecting important country markets; the health of the petroleum, chemical and power industries; economic conditions and the extent of economic growth in areas inside and outside the United States; unanticipated difficulties or costs associated with the implementation of systems, including software; the recognition of expenses associated with adjustments to realign the combined Company and IFC facilities and other capabilities with its strategic and business conditions, including, without limitation, expenses incurred in restructuring the Company's operations to incorporate IFC facilities, the Company's ability to meet the financial covenants and other requirements of its financing agreements; repercussions from the terrorist attacks of September 11, 2001, and the response of the United States to those attacks; technological developments in the Company's products as compared with those of its competitors; changes in prevailing interest rates and the effective interest costs which the Company bears; and adverse changes in the regulatory climate and other legal obligations imposed on the Company. The Company undertakes no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS

    The Company has market risk exposure arising from changes in interest rates and foreign currency exchange rate movements.

    The Company's earnings are impacted by changes in short-term interest rates as a result of borrowings under its Credit Facility, which bear interest based on floating rates. At June 30, 2002, after the effect of interest rate swaps held by the Company, the Company had approximately $877.5 million of variable-rate debt obligations outstanding with a weighted average interest rate of 4.77%. A hypothetical change of 100-basis points in the interest rate for these borrowings, assuming debt levels at June 30, 2002, would change interest expense by approximately $2.2 million for the quarter ended June 30, 2002.

    The Company, as part of its risk management program, is party to interest rate swap agreements for the purpose of hedging its exposure to floating interest rates on certain portions of its debt. The Company is exposed to credit-related losses in the event of non-performance by counterparties to financial instruments, but it expects all counterparties to meet their obligations given their creditworthiness. As of June 30, 2002, the Company had $150.0 million of notional amount in outstanding interest rate swaps with third parties with maturities through November 2006.

    The Company employs a foreign currency hedging strategy to minimize potential losses in earnings or cash flows from unfavorable foreign currency exchange rate movements. Foreign currency exposures arise from transactions, including firm commitments and anticipated transactions, denominated in a currency other than an entity's functional currency and from foreign-denominated revenues and profits translated back into U.S. dollars. Based on the sensitivity analysis at June 30, 2002, a 10% adverse change in the foreign currency exchange rates could impact the Company's results of operations by $1.9 million. The primary currencies to which the Company has exposure are the Euro, British pound, Canadian dollar, Mexican peso, Japanese yen, Singapore dollar, Brazilian real, Australian dollar, Argentine peso and Venezuelan bolivar.

    Exposures are hedged primarily with foreign currency forward contracts that generally have maturity dates less than one year. Company policy allows foreign currency coverage only for identifiable foreign currency exposures and, therefore, the Company does not enter into foreign currency contracts for trading purposes where the objective is to generate profits. As of June 30, 2002, the Company had an U.S. dollar equivalent of $50.1 million in outstanding forward contracts with third parties.

    Generally, the Company views its investments in foreign subsidiaries from a long-term perspective, and therefore, does not hedge these investments. The Company uses capital structuring techniques to manage its investment in foreign subsidiaries as deemed necessary.

PART II  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    During the second quarter of 2002, the Company issued 5,000 shares of restricted common stock pursuant to an exemption from registration under
Section 4(2) of the Securities Act of 1933. Shares were issued for the benefit of outside directors, subject to restrictions on transfer and vesting.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

(a) The Annual meeting of Shareholders of the Company was held on April 18, 2002.

(b) A proposal to approve re-election of three Directors to the Board of Directors, in each case for a term of three years, was approved as follows with respect to each nominee for office:

                                 VOTES             VOTES
                                  FOR             WITHHELD
                              ----------          --------
Michael F. Johnston           38,923,994          203,483
Charles M. Rampacek           38,803,758          323,719
Kevin E. Sheehan              38,914,606          212,871

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

(a)   Exhibits 99.1 and 99.2

      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

      The following Current Reports on Form 8-K were filed with the Securities and Exchange Commission during the quarterly period covered by this report:

      Current Report on Form 8-K filed on April 5, 2002, pursuant to Item 9 Regulation FD Disclosure) announcing preliminary first quarter 2002 financial information.

      Current Report on Form 8-K filed on April 3, 2002, pursuant to Item 5 (Other Events) announcing a public offering of Flowserve Corporation common stock.

      Current Report on Form 8-K filed on May 13, 2002, pursuant to Item 2 (Acquisition or Disposition of Assets) to announce completion of the acquisition of the Flow Control Division of Invensys plc (IFC) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) to file and incorporate by reference into the Current Report on Form 8-K dated as of April 3, 2002, the unaudited condensed combined financial statements of IFC.

     SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  FLOWSERVE CORPORATION
                                  (Registrant)


                                  /s/ Renee J. Hornbaker
                                  ---------------------------------------------
                                  Renee J. Hornbaker
                                  Vice President and Chief Financial Officer



Date:   August 14, 2002

                                 EXHIBITS INDEX


Exhibit Number                     Description
--------------                     -----------
    99.1           Certification Pursuant to 18 U.S.C. Section 1350, as
                   Adopted Pursuant to Section 906 of the Sarbanes Oxley Act
                   of 2002.

    99.2           Certification Pursuant to 18 U.S.C.  Section 1350, as
                   Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.