Form 10-Q
period 2002-09-30
FLOWSERVE CORP
filed 2002-11-14
CIK 30625

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       ----------------------------------


    For Quarter Ended September 30, 2002      Commission File Number 1-13179


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            YES    X               NO
                                 -----                 -----


SHARES OF COMMON STOCK, $1.25 PAR VALUE,
outstanding as of October 31, 2002                                   55,205,176

                              FLOWSERVE CORPORATION
                                      INDEX


                                                                                    Page
                                                                                     No.
                                                                                    ----

PART I.       FINANCIAL INFORMATION

       ITEM 1.    FINANCIAL STATEMENTS

                  Consolidated Statements of Operations --
                  Three Months Ended September 30, 2002 and 2001 (unaudited)        3

                  Consolidated Statements of Comprehensive (Loss)/Income --
                  Three Months Ended September 30, 2002 and 2001 (unaudited)        3

                  Consolidated Statements of Operations --
                  Nine Months Ended September 30, 2002 and 2001 (unaudited)         4

                  Consolidated Statements of Comprehensive Income/(Loss) --
                  Nine Months Ended September 30, 2002 and 2001 (unaudited)         4

                  Consolidated Balance Sheets --
                  September 30, 2002 (unaudited) and December 31, 2001              5

                  Consolidated Statements of Cash Flows --
                  Nine Months Ended September 30, 2002 and 2001 (unaudited)         6

                  Notes to Consolidated Financial Statements                        7

       ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS                             27

       ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS          44

       ITEM 4.    CONTROLS AND PROCEDURES                                          45


PART II.      OTHER INFORMATION

       ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                        46

       ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                46

       ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                 46


SIGNATURE                                                                          47

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE
   SARBANES-OXLEY ACT OF 2002                                                      48

PART I.       FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                              FLOWSERVE CORPORATION
                                   (UNAUDITED)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)                                Three Months Ended September 30,
                                                                             --------------------------------
                                                                                    2002           2001
                                                                                    ----           ----

Sales                                                                            $ 586,711      $ 469,605
Cost of sales                                                                      411,167        317,291
                                                                                 ---------      ---------
Gross profit                                                                       175,544        152,314
Selling, general and administrative expense                                        127,452        100,998
Integration expense                                                                  6,072         13,757
Restructuring expense                                                                2,233             --
                                                                                 ---------      ---------
Operating income                                                                    39,787         37,559
Net interest expense                                                                23,800         28,326
Other expense, net                                                                     848            119
                                                                                 ---------      ---------
Earnings before income taxes                                                        15,139          9,114
Provision for income taxes                                                           5,299          3,281
                                                                                 ---------      ---------
Net earnings before extraordinary item                                               9,840          5,833
Extraordinary item, net of income taxes                                                493             --
                                                                                 ---------      ---------
Net earnings                                                                     $   9,347      $   5,833
                                                                                 =========      =========

Net earnings per share (basic):
   Before extraordinary item                                                     $    0.18      $    0.15
   Extraordinary item, net of income taxes                                            0.01             --
                                                                                 ---------      ---------
Net earnings per share                                                           $    0.17      $    0.15
                                                                                 =========      =========

Net earnings per share (diluted):
   Before extraordinary item                                                     $    0.18      $    0.15
   Extraordinary item, net of income taxes                                            0.01             --
                                                                                 ---------      ---------
Net earnings per share                                                           $    0.17      $    0.15
                                                                                 =========      =========

Average shares outstanding - basic                                                  55,149         38,205
Average shares outstanding - diluted                                                55,275         38,699

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

(Amounts in thousands)                                                       Three Months Ended September 30,
                                                                             --------------------------------
                                                                                    2002            2001
                                                                                 ---------       ---------

Net earnings                                                                     $   9,347       $   5,833
                                                                                 ---------       ---------
Other comprehensive (expense) income:
   Foreign currency translation adjustments                                        (12,034)         32,822
   Hedging activity, net of tax effects                                             (2,974)           (331)
                                                                                 ---------       ---------
Other comprehensive (expense) income                                               (15,008)         32,491
                                                                                 ---------       ---------
Comprehensive (loss) income                                                      $  (5,661)      $  38,324
                                                                                 =========       =========

See accompanying notes to consolidated financial statements.

                              FLOWSERVE CORPORATION
                                   (UNAUDITED)


CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)                                   Nine Months Ended September 30,
                                                                                -------------------------------
                                                                                     2002             2001
                                                                                 -----------      -----------

Sales                                                                            $ 1,626,490      $ 1,378,219
Cost of sales                                                                      1,126,885          932,653
                                                                                 -----------      -----------
Gross profit                                                                         499,605          445,566
Selling, general and administrative expense                                          349,627          304,674
Integration expense                                                                    8,077           49,840
Restructuring expense                                                                  2,877               --
                                                                                 -----------      -----------
Operating income                                                                     139,024           91,052
Net interest expense                                                                  69,512           91,497
Other expense (income), net                                                            2,957             (281)
                                                                                 -----------      -----------
Earnings (loss) before income taxes                                                   66,555             (164)
Provision (benefit) for income taxes                                                  23,294              (59)
                                                                                 -----------      -----------
Net earnings (loss) before extraordinary items                                        43,261             (105)
Extraordinary items, net of income taxes                                               6,831               --
                                                                                 -----------      -----------
Net earnings (loss)                                                              $    36,430      $      (105)
                                                                                 ===========      ===========

Net earnings (loss) per share (basic):
   Before extraordinary items                                                    $      0.85      $        --
   Extraordinary items, net of income taxes                                             0.13               --
                                                                                 -----------      -----------
Net earnings (loss) per share (basic)                                            $      0.72      $        --
                                                                                 ===========      ===========

Net earnings (loss) per share (diluted):
   Before extraordinary items                                                    $      0.84      $        --
   Extraordinary items, net of income taxes                                             0.13               --
                                                                                 -----------      -----------
Net earnings (loss) per share (diluted)                                          $      0.71      $        --
                                                                                 ===========      ===========

Average shares outstanding -- basic                                                   50,786           37,986
Average shares outstanding -- diluted                                                 51,270           37,986

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Amounts in thousands)                                                        Nine Months Ended September 30,
                                                                              -------------------------------
                                                                                    2002           2001
                                                                                 ---------       ---------

Net earnings (loss)                                                              $  36,430       $    (105)
                                                                                 ---------       ---------
Other comprehensive income (expense):
   Foreign currency translation adjustments                                         12,904         (20,618)
   Cash flow hedging activity, net of tax effects:
     Cumulative effect of change in accounting for hedging
       transactions                                                                     --             840
     Other hedging activity                                                           (248)         (4,538)
                                                                                 ---------       ---------
Other comprehensive income (expense)                                                12,656         (24,316)
                                                                                 ---------       ---------
Comprehensive income (loss)                                                      $  49,086       $ (24,421)
                                                                                 =========       =========

See accompanying notes to consolidated financial statements.

                              FLOWSERVE CORPORATION


CONSOLIDATED BALANCE SHEETS

                                                                               September 30,     December 31,
(Amounts in thousands, except per share data)                                     2002               2001
                                                                               -------------     ------------
                                                                                (UNAUDITED)

ASSETS
Current assets:
    Cash and cash equivalents                                                   $    32,830      $    21,533
    Accounts receivable, net                                                        510,329          455,861
    Inventories                                                                     485,762          347,591
    Deferred tax assets                                                              40,948           36,316
    Prepaid expenses                                                                 36,739           36,838
                                                                                -----------      -----------
       Total current assets                                                       1,106,608          898,139
Property, plant and equipment, net                                                  475,247          362,388
Goodwill                                                                            775,058          515,175
Other intangible assets, net                                                        183,264          131,079
Other assets                                                                        135,000          145,194
                                                                                -----------      -----------
Total assets                                                                    $ 2,675,177      $ 2,051,975
                                                                                ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                             $   205,164      $   178,480
   Income taxes                                                                       7,088               --
   Accrued liabilities                                                              226,893          193,768
   Long-term debt due within one year                                                50,656           44,523
                                                                                -----------      -----------
       Total current liabilities                                                    489,801          416,771
Long-term debt due after one year                                                 1,137,528          996,222
Retirement benefits and other liabilities                                           292,925          227,963
Commitments and contingencies
Shareholders' equity:
   Serial preferred stock, $1.00 par value, 1,000 shares
     authorized, no shares issued                                                        --               --
   Common stock, $1.25 par value                                                     72,018           60,518
     Shares authorized - 120,000
     Shares issued  - 57,614 and 48,414
   Capital in excess of par value                                                   477,368          211,113
   Retained earnings                                                                392,428          355,998
                                                                                -----------      -----------
                                                                                    941,814          627,629
   Treasury stock, at cost - 2,885 and 3,622 shares                                 (65,961)         (82,718)
   Deferred compensation obligation                                                   8,566            8,260
   Accumulated other comprehensive loss                                            (129,496)        (142,152)
                                                                                -----------      -----------
     Total shareholders' equity                                                     754,923          411,019
                                                                                -----------      -----------
Total liabilities and shareholders' equity                                      $ 2,675,177      $ 2,051,975
                                                                                ===========      ===========

See accompanying notes to consolidated financial statements.

                              FLOWSERVE CORPORATION
                                   (UNAUDITED)


CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)                                                         Nine Months Ended September 30,
                                                                               -------------------------------
                                                                                   2002                2001
                                                                                ----------         -----------
CASH FLOWS -- OPERATING ACTIVITIES:
   Net earnings (loss)                                                           $  36,430         $    (105)
   Adjustments to reconcile net earnings (loss) to net cash provided
   (used) by operating activities:
        Depreciation                                                                41,474            36,752
        Amortization                                                                 6,410            18,962
        Amortization of prepaid financing fees and discount                          4,158             5,083
        Write-off of unamortized prepaid financing fees                              9,669                --
        Other direct costs of long-term debt repayment                                 726                --
        Net gain on the disposition of fixed assets                                 (1,160)             (436)
        Change in assets and liabilities, net of acquisitions:
           Accounts receivable                                                      46,292             8,947
           Inventories                                                             (14,957)          (48,029)
           Prepaid expenses                                                          8,132            (2,067)
           Other assets                                                             (4,344)           (8,496)
           Accounts payable                                                        (22,544)          (17,459)
           Accrued liabilities                                                     (14,937)          (56,217)
           Income taxes                                                              7,521            (3,199)
           Retirement benefits and other liabilities                                 2,716            (5,687)
           Net deferred taxes                                                       21,543              (684)
                                                                                 ---------         ---------
Net cash flows provided (used) by operating activities                             127,129           (72,635)
                                                                                 ---------         ---------
CASH FLOWS -- INVESTING ACTIVITIES:
    Capital expenditures                                                           (21,921)          (28,345)
    Cash received for disposal of assets                                             4,362             8,453
    Payments for acquisitions, net of cash acquired                               (530,413)               --
                                                                                 ---------         ---------
Net cash flows used by investing activities                                       (547,972)          (19,892)
                                                                                 ---------         ---------
CASH FLOWS -- FINANCING ACTIVITIES:
    Net repayments under lines of credit                                           (70,000)               --
    Proceeds from long-term debt                                                   795,306            86,170
    Payments of long-term debt                                                    (583,923)          (17,141)
    Payment of prepaid financing fees                                               (5,043)               --
    Other direct costs of long-term debt repayment                                    (726)               --
    Proceeds from issuance of common stock                                         275,925                --
    Net proceeds from stock option activity                                         16,849             9,097
    Other                                                                             (238)               --
                                                                                 ---------         ---------
Net cash flows provided by financing activities                                    428,150            78,126
                                                                                 ---------         ---------
Effect of exchange rate changes                                                      3,990            (3,084)
                                                                                 ---------         ---------
Net change in cash and cash equivalents                                             11,297           (17,485)
Cash and cash equivalents at beginning of year                                      21,533            42,341
                                                                                 ---------         ---------
Cash and cash equivalents at end of period                                       $  32,830         $  24,856
                                                                                 =========         =========

See accompanying notes to consolidated financial statements.

                              FLOWSERVE CORPORATION
                                   (UNAUDITED)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

1.  ACCOUNTING POLICIES -- BASIS OF PRESENTATION

    The accompanying consolidated balance sheet as of September 30, 2002, and the related consolidated statements of operations and comprehensive income/(loss) for the three months and nine months ended September 30, 2002 and 2001, and the consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001, are unaudited. In management's opinion, all adjustments comprising normal recurring adjustments necessary for a fair presentation of such consolidated financial statements have been made. The accompanying consolidated financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X and do not contain certain information included in the Company's annual financial statements and notes to the financial statements. Accordingly, the accompanying consolidated financial information should be read in conjunction with the Company's 2001 Annual Report. Interim results are not necessarily indicative of results to be expected for a full year. Certain amounts in 2001 have been reclassified to conform with the 2002 presentation.

2.  RECENT ACCOUNTING DEVELOPMENTS

    In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

    Generally, this pronouncement requires companies to recognize the fair value of liabilities for retiring their facilities at the point that legal obligations associated with their retirement are incurred, with an offsetting increase to the carrying value of the facility. The expense associated with the retirement becomes a component of a facility's depreciation, which is recognized over its useful life.

    Although SFAS No. 143 becomes effective for the Company on January 1, 2003, the Company does not believe the adoption will have a significant effect on its consolidated financial position or results of operations due to limited abandonment and retirement obligations associated with its facilities.

    In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The most significant impact of SFAS 145 is to eliminate the requirement that gains and losses from the extinguishment of debt be classified as an extraordinary item unless these items are infrequent and unusual in nature. SFAS 145 is effective for the Company on January 1, 2003. Upon adoption of SFAS 145, the Company will reclassify its previously reported extraordinary items, which relate to early extinguishment of debt, as a component of earnings before income taxes.

    In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized initially at fair value when the liability is incurred. Under current accounting rules, costs to exit or dispose of an activity are generally recognized at the date that the exit or disposal plan has been committed to and communicated. SFAS No. 146 is effective for the Company on January 1, 2003 and will be applied on a prospective basis.

3.  GOODWILL AND OTHER INTANGIBLE ASSETS

    On January 1, 2002, the Company adopted SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for using the purchase method, under which an acquiring company allocates the purchase price to the identifiable assets and liabilities, and recognizes goodwill when the purchase price exceeds the fair value of such identifiable assets and liabilities. Additionally, SFAS No. 141 establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The most significant changes made by SFAS No. 142 require the cessation of systematic amortization of goodwill and indefinite-lived intangible assets, and instead requires impairment testing at least on an annual basis. Additionally, the amortization period of intangible assets is no longer limited to forty years.

    Upon implementation of SFAS 141 and 142, the Company reclassified acquired workforce intangible assets with a net carrying value of $18.5 million to goodwill as that asset does not meet the new criteria for recognition apart from goodwill. The Company also determined that $31.1 million in acquired trademark intangible assets have indefinite useful lives and is no longer amortizing these intangible assets.

    Under SFAS 142, goodwill impairment is assessed at the reporting unit level annually and whenever events or circumstances indicate goodwill may be impaired. During the second quarter of 2002, the Company completed the required transitional goodwill and indefinite-lived intangible asset impairment tests and determined these assets were not impaired. Amortization of goodwill, workforce intangible assets reclassified to goodwill and trademark intangible assets with indefinite useful lives totaled $5.5 million and $15.0 million on a pretax basis for the three months ended September 30, 2001 and for the nine months ended September 30, 2001, respectively. Such amortization for the year ended December 31, 2001 was $19.7 million.

    The following table reflects consolidated results during 2001 adjusted as though the implementation of SFAS No. 141 and No. 142 occurred on January 1, 2001:

                                                           Three Months   Nine Months
                                                               Ended          Ended
                                                           September 30,  September 30,
                                                                2001           2001
                                                           -------------  -------------

Net income (loss):
  As reported                                                 $  5,833      $   (105)
  Goodwill amortization                                          3,446         9,149
  Workforce intangible asset amortization                          435         1,306
  Trademark intangible asset amortization                          146           438
                                                              --------      --------
  Adjusted net income                                         $  9,860      $ 10,788
                                                              ========      ========

Net income (loss) per share (basic and diluted):
  As reported                                                 $   0.15      $     --
  Goodwill amortization                                           0.09          0.24
  Workforce intangible asset amortization                         0.01          0.03
  Trademark intangible asset amortization                           --          0.01
                                                              --------      --------
  Adjusted net income per share                               $   0.25      $   0.28
                                                              ========      ========

    The following tables provide information about acquired intangible assets:

                                                    As of September 30, 2002         As of December 31, 2001
                                                    ------------------------        -------------------------
                                                       Gross                          Gross
                                                     Carrying    Accumulated        Carrying     Accumulated
                                                      Amount     Amortization         Amount     Amortization
-----------------------------------------            --------    ------------       --------     ------------

Amortized intangible assets:
Engineering drawings                                 $  90,620     $  (7,660)       $  63,500      $  (4,267)
Distribution network                                    13,700        (1,736)          13,700         (1,051)
Software                                                 5,900        (1,276)           5,900           (833)
Patents                                                 22,750        (2,297)           2,690         (1,430)
Other (1)                                                8,529        (2,935)          27,610         (5,800)
                                                     ---------     ---------        ---------      ---------
                                                     $ 141,499     $ (15,904)       $ 113,400      $ (13,381)
                                                     =========     =========        =========      =========

Unamortized intangible assets - Trademarks           $  57,669                      $  31,060
                                                     =========                      =========

     (1) Other amortized intangible assets at December 31, 2001 includes net acquired workforce intangible assets of $18,501 that were reclassified to goodwill upon the implementation of SFAS 141 and 142.

Amortization expense:
 Actual for nine months ended September 30, 2002              $  6,410
 Estimated for three months ending December 31, 2002          $  2,761
 Estimated for year ending December 31, 2003                  $ 11,044
 Estimated for year ending December 31, 2004                  $ 10,839
 Estimated for year ending December 31, 2005                  $  9,841
 Estimated for year ending December 31, 2006                  $  9,381
 Estimated for year ending December 31, 2007                  $  9,346

    As a result of the acquisition of Invensys plc's flow control division as more fully described in Note 5, the Company acquired an estimated $78.3 million of intangible assets. Of this amount, $26.6 million was assigned to registered trademarks that have an indefinite life and are not subject to amortization. The remaining $51.7 million of acquired intangible assets have a weighted average useful life of approximately nine years comprised of the following:

                              (MILLIONS)       (YEARS)
                                AMOUNT         WEIGHTED
 INTANGIBLE ASSETS             ACQUIRED      AVERAGE LIFE
 -----------------            ----------     ------------

 Engineering Drawings           $ 27.2           10
 Patents                        $ 20.1           11
 Other                          $  4.4            3

    The amounts assigned to the acquired intangible assets arising from the acquisition are subject to refinements for up to one year from the acquisition date based on the completion of final valuation studies.

    The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows:

                                               Flowserve          Flow             Flow
                                                  Pump          Solutions         Control           Other             Total
                                               ---------        ---------        ---------        ---------         ---------

Balance as of December 31, 2001                $ 432,895        $  21,929        $  40,882        $  19,469         $ 515,175
Reclassification of workforce
  intangible assets to goodwill                   18,501               --               --               --            18,501
Acquisition (see Note 5)                              --               --          230,044               --           230,044
Other reclassifications                            9,704            4,784            5,915          (19,469)              934
Currency translation                                 603            1,959            7,842               --            10,404
                                               ---------        ---------        ---------        ---------         ---------

Balance as of September 30, 2002               $ 461,703        $  28,672        $ 284,683        $      --         $ 775,058
                                               =========        =========        =========        =========         =========

    Other reclassifications include the allocation of previously unallocated goodwill to the Company's reporting units and other reclassifications from intangible assets in connection with the implementation of SFAS No. 142.

    Effective July 1, 2002, the Company realigned its operating segments. Previously, the Flow Solutions Division included seal operations as well as pump and valve services. Under the new structure, pump services and valve services have been included in Flowserve Pump Division and Flow Control Division, respectively. Accordingly, goodwill associated with the pump service and valve service businesses of $39.3 million and $6.7 million, respectively, has been reclassified for all periods presented herein to conform to the new organization structure.

4. ADOPTION OF SFAS NO. 133 -- ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001. In accordance with the transition provisions of SFAS 133, the Company recorded a net $0.8 million cumulative-effect adjustment representing the fair value of hedging instruments in other comprehensive income as of January 1, 2001 after deferred tax of $0.5 million. Of the asset amount of $1.3 million, $3.4 million related to foreign currency forward contracts, offset by a liability of $2.1 million related to interest rate swap agreements.

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

    The purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair market values at the date of acquisition. These allocations include $78.3 million for acquired intangible assets and $230 million recorded as goodwill (see footnote 3).

    The purchase price allocation for the IFC Acquisition is preliminary and subject to refinements for up to one year from the acquisition date based on the completion of final valuation studies. The operating results of IFC have been included in the consolidated statement of operations from the date of acquisition.

    The table below reflects unaudited pro forma results of the Company and IFC as if the acquisition had taken place at the beginning of 2002 and 2001, including estimated purchase accounting adjustments and financing costs. The pro forma information for the three months ended September 30, 2002 excludes the non-recurring $2.6 million purchase accounting adjustment associated with the required write up and subsequent sale of IFC inventory, which is assumed to have taken place in the first and second quarters of 2002. The effects of the $5.2 million non-recurring accounting adjustment for IFC inventory is included in the pro forma results for the nine months ended September 30, 2002 and 2001.

PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        Three Months         Three Months
                                                            Ended                Ended
                                                        September 30,        September 30,
(Amounts in thousands, except per share data)               2002                 2001
                                                        -------------        -------------

Net sales                                                  $ 586,711           $ 607,575
Net earnings before extraordinary items                       11,562              17,102
Net earnings                                                  11,069              17,102

Net earnings per share (basic):
  Before extraordinary items                               $    0.21           $    0.36
  Net earnings                                                  0.20                0.36

Net earnings per share (diluted):
  Before extraordinary items                               $    0.21           $    0.36
  Net earnings                                                  0.20                0.36

                                                         Nine Months          Nine Months
                                                            Ended                Ended
                                                        September 30,        September 30,
(Amounts in thousands, except per share data)               2002                 2001
                                                        -------------        -------------

Net sales                                                $ 1,783,827         $ 1,779,073
Net earnings before extraordinary items                       51,657              22,929
Net earnings                                                  44,826              22,929

Net earnings per share (basic):
  Before extraordinary items                             $      0.94         $      0.49
  Net earnings                                                  0.82                0.49

Net earnings per share (diluted):
  Before extraordinary items                             $      0.93         $      0.49
  Net earnings                                                  0.81                0.49

    The pro forma information does not purport to represent what the Company's results of income actually would have been had such transactions or events occurred on the dates specified, or to project the Company's results of operations for any future period.

6.  DEBT

SENIOR CREDIT FACILITIES

    As of September 30, 2002, the Company's outstanding debt under its senior credit facilities consists of a revolving credit facility and Tranche A and Tranche C term loans, which were $0, $279.0 million and $650.5 million, respectively. The term loans require scheduled principal payments, which began on June 30, 2001 for the Tranche A loan and on September 30, 2002 for the Tranche C loan. In the third quarter of 2002, the Company made $18 million of mandatory and $70 million of non-mandatory principal repayments on the term loans.

    During the second quarter of 2002, in connection with the IFC acquisition, the Company amended and restated its senior credit facilities, to provide for:

o an incremental Tranche A term loan in an aggregate principal amount of $95.3 million

o a new Tranche C term loan facility of $700 million, to be used to repay all of the existing Tranche B term loan facility of $468.8 million, repay $11.3 million of the existing Tranche A term loan, reduce the then outstanding balance on the revolving credit facility by $40 million, and provide funds to be used to finance the IFC acquisition.

    As part of the amended and restated senior credit facility, several covenants were modified, including various financial ratios, primarily to allow for the IFC Acquisition. The senior credit facilities are collateralized by substantially all of the Company's domestic assets and a pledge of 65% of the stock of the foreign subsidiaries. As a result of repaying the Tranche B term loan facility during the second quarter of 2002, the Company recognized an extraordinary loss of $6.3 million, after tax consideration, for writing off deferred financing fees. As a result of $70 million of non-mandatory debt prepayments during the third quarter of 2002, deferred financing fees were written off and recognized as an extraordinary loss of $0.5 million, after tax consideration.

    The scheduled principal payments of the term loans outstanding at September 30, 2002, which were adjusted to reflect non-mandatory prepayments, are summarized as follows:

                                   ($ in millions)

        Remainder of 2002                  --
        2003                           $ 71.5
        2004                           $ 83.7
        2005                           $ 89.0
        2006                           $ 55.7
        2007                           $ 93.6
        2008                           $363.1
        2009                           $181.6

    The Company is required, under certain circumstances as defined in the credit facility, to use a percentage of excess cash generated from operations to reduce the outstanding principal of the term loans in the following year. No additional principal payments are due in 2002 under this provision.

    The term loans bear floating interest rates based on LIBOR plus a borrowing spread, or the prime rate plus a borrowing spread, at the option of the Company. The borrowing spread for the senior credit facilities can increase or decrease based on the leverage ratio as defined in the credit facility agreement and on the Company's public debt ratings. At September 30, 2002, the interest rates on the term loans were 4.5625%, and 4.0625% relating to the Tranche A term loan facility, 6.1250% related to a Euro denominated portion of the Tranche A and 4.8750% and 4.5625% relating to the Tranche C term loan facility.

    Under the senior credit facilities, the Company also has a $300 million revolving credit facility that expires in June 2006. The revolving credit facility also allows the Company to issue up to $200 million in letters of credit. During 2002, the Company made payments of $70 million on the revolving credit facility. Consequently, there were no amounts outstanding under the revolving credit facility at September 30, 2002, however, $42.1 million of letters of credit had been issued under the facility, which reduced borrowing capacity of the facility to $257.9 million.

SENIOR SUBORDINATED NOTES

    At September 30, 2002, the Company had $186 million and EUR 63 million (equivalent to $62 million) of Senior Subordinated Notes outstanding.

    The notes were issued during 2000 by the Company and its Dutch subsidiary, Flowserve Finance B.V. At the date of issuance, the Senior Subordinated Notes, due in August 2010, resulted in proceeds of $285.9 million (U.S. dollar Notes) and EUR 98.6 million (Euro Notes), which then equated to $89.2 million. The U.S. dollar Notes and the Euro Notes are general unsecured obligations of the Company and of Flowserve Finance B.V., respectively, subordinated in right of payment to all existing and future senior indebtedness of the Company and of Flowserve Finance B.V., respectively, and guaranteed on a full, unconditional, joint and several basis by the Company's wholly-owned domestic subsidiaries and, in the case of the Euro Notes, by the Company. The Senior Subordinated Notes were originally issued at a discount to yield 12.5%, but bear interest at 12.25%. Approximately one-third of these Senior Subordinated Notes were repurchased at a premium in 2001 utilizing proceeds of an equity offering. Beginning in 2005, these Senior Subordinated Notes become callable at a fixed redemption price, and can also be redeemed by the Company under certain circumstances.

COVENANT COMPLIANCE

    The provisions of the Company's senior credit facilities require it to meet or exceed specified defined financial covenants, including a leverage ratio, an interest coverage ratio, and a fixed charge coverage ratio. Further, the provisions of these and other debt agreements generally limit or restrict indebtedness, liens, sale and leaseback transactions, asset sales, and payment of dividends, capital expenditures, and other activities. As of September 30, 2002, the Company was in compliance with all covenants under its debt facilities.

7.  INVENTORIES

    Inventories are stated at lower of cost or market. Cost is determined for U.S. inventories by the last-in, first-out (LIFO) method and for other inventories by the first-in, first-out (FIFO) method.

    Inventories and the method of determining costs were:

                                                September 30,   December 31,
                                                     2002           2001
                                                -------------   ------------

Raw materials                                     $ 133,416      $  62,818
Work in process                                     240,487        146,494
Finished goods                                      255,475        258,856
Less:  Progress billings                            (70,786)       (43,655)
Less:  Excess and obsolete reserve                  (39,498)       (42,986)
                                                  ---------      ---------
                                                    519,094        381,527
LIFO reserve                                        (33,332)       (33,936)
                                                  ---------      ---------
Net inventory                                     $ 485,762      $ 347,591
                                                  =========      =========

Percent of inventory accounted for by:
--------------------------------------

LIFO                                                    59%            62%
FIFO                                                    41%            38%

    Inventory balances increased primarily as a result of the IFC Acquisition and due to foreign currency translations, primarily due to the strengthening of the Euro in 2002. The decline in the excess and obsolete reserve from December 31, 2001 and June 30, 2002 generally reflects the physical disposal of non-saleable inventory during the third quarter of 2002.

8.  RESTRUCTURING AND INTEGRATION EXPENSES

IFC ACQUISITION

    In June 2002, in conjunction with the IFC Acquisition, the Company initiated a restructuring program designed to reduce costs and eliminate excess capacity by consolidating facilities. The Company's actions, approved and committed to in the second and third quarters of 2002, are expected to result in a gross reduction of approximately 575 positions and a net reduction of approximately 275 positions.

    This program includes the announced closure of seven valve facilities and a reduction of sales and related support personnel. The Company established a restructuring reserve of $11.0 million in the second quarter and increased the reserve by $2.8 million in the third quarter of 2002 for this program. The Company expects the majority of the reductions and closures to occur before June 2003. Costs associated with the closure of Flowserve facilities of $2.2 million and $2.9 million for the three and nine months ended September 30, 2002, have been recognized as restructuring expense in the statement of operations, whereas costs associated with the closure of IFC facilities of $11.0 million, along with related deferred taxes, became part of the purchase price allocation of the transaction. The effect of these closure costs increased the amount of goodwill otherwise recognizable as a result of the IFC acquisition.

    The following illustrates activity related to the IFC restructuring reserve:

                                                                  Other
                                                                  Exit
                                                  Severance       Costs        Total
                                                  ---------     --------      --------

   Balance at June 5, 2002                        $  6,880      $  4,160      $ 11,040
   Cash expenditures                                  (146)           (8)         (154)
                                                  --------      --------      --------
   Balance at June 30, 2002                       $  6,734      $  4,152      $ 10,886
   Additional accruals                               1,880           947         2,827
   Cash expenditures                                  (897)         (494)       (1,391)
                                                  --------      --------      --------
   Balance at September 30, 2002                  $  7,717      $  4,605      $ 12,322
                                                  ========      ========      ========

    During the third quarter of 2002 and for the nine months ended September 30, 2002, the Company also incurred $6.1 million and $8.1 million, respectively, of integration expense in conjunction with the program. Expenses classified as integration generally represent period costs associated with acquisition-related reorganizations such as relocation of product lines from closed to receiving facilities, realignment of receiving facilities, performance and retention bonuses, idle manufacturing costs, costs related to the integration team and asset impairments.

    The following summaries the integration expense recognized during 2002 (in millions):

                                    Three Months       Nine Months
                                       Ended              Ended
                                   September 30,      September 30,
                                       2002               2002
                                   -------------      -------------

Cash expense                           $  5.7            $  7.3
Non-cash expense                          0.4               0.8
                                       ------            ------
Total expense                          $  6.1            $  8.1
                                       ======            ======

    Additional restructuring and integration expense related to the IFC acquisition are expected in subsequent quarters. The impact of additional restructuring activities will be recorded as programs are detailed, approved and announced.

IDP ACQUISITION

    In August 2000, in conjunction with the acquisition of Ingersoll-Dresser Pump Company (IDP), the Company initiated a restructuring program designed to reduce costs and to eliminate excess capacity by consolidating facilities.

    In the third quarter of 2001 and for the nine months ended September 30, 2001, the Company incurred integration expense in conjunction with the program of $13.8 million and $49.8 million, respectively. The Company substantially completed its integration activities during 2001 and expects the majority of the remaining expenditures to be completed by December 31, 2002.

    The following illustrates activity related to the IDP restructuring reserve:

                                                                         Other
                                                                          Exit
                                                      Severance          Costs             Total
                                                      ---------         --------          --------

Balance at August 16, 2000                            $ 45,980          $ 14,832          $ 60,812
Cash expenditures                                      (18,645)           (2,434)          (21,079)
Net non-cash reduction                                  (8,849)               --            (8,849)
                                                      --------          --------          --------
Balance at December 31, 2000                            18,486            12,398            30,884
Cash expenditures                                      (13,267)           (6,712)          (19,979)
Net non-cash reduction                                  (2,817)           (2,567)           (5,384)
                                                      --------          --------          --------
Balance at December 31, 2001                             2,402             3,119             5,521
Cash expenditures                                         (269)             (112)             (381)
                                                      --------          --------          --------
Balance at March 31, 2002                             $  2,133          $  3,007          $  5,140
Cash expenditures                                          (93)             (301)             (394)
                                                      --------          --------          --------
Balance at June 30, 2002                              $  2,040          $  2,706          $  4,746
Cash expenditures                                         (193)             (214)             (407)
Net non-cash reduction                                    (455)             (510)             (965)
                                                      --------          --------          --------
Balance at September 30, 2002                         $  1,392          $  1,982          $  3,374
                                                      ========          ========          ========

9.  EARNINGS PER SHARE

    Basic and diluted earnings per share were calculated as follows:

                                           Three Months     Three Months
                                              Ended            Ended
                                          September 30,    September 30,
                                              2002             2001
                                          -------------    -------------

Net earnings                                $  9,347          $  5,833
                                            ========          ========
Denominator for basic                         55,149            38,205
  earnings per share --
  weighted average shares
Effect of dilutive securities                    126               494
                                            --------          --------
Denominator for diluted
  earnings per share --
  weighted average shares
  adjusted for dilutive
  securities                                  55,275            38,699
                                            ========          ========
Earnings per share
  -- basic                                  $   0.17          $   0.15
  -- diluted                                $   0.17          $   0.15
                                            --------          --------

                                           Nine Months       Nine Months
                                              Ended             Ended
                                          September 30,     September 30,
                                               2002             2001
                                          -------------     -------------

Net earnings (loss)                         $ 36,430         $   (105)
                                            --------         --------
Denominator for basic                         50,786           37,986
  earnings per share --
  weighted average shares
Effect of dilutive securities                    484               --
                                            --------         --------
Denominator for diluted
  earnings per share --
  weighted average shares
  adjusted for dilutive
  securities                                  51,270           37,986
                                            ========         ========
Earnings (loss) per share
  -- basic                                  $   0.72         $     --
  -- diluted                                $   0.71         $     --
                                            --------         --------

    Options outstanding with an exercise price greater than the average market price of the common stock were not included in the computation of diluted shares. For the three month and nine month periods ended September 30, 2002, options to purchase 1,339,746 shares of common stock and 813,253 shares of common stock, respectively, were not included of which options to purchase 358,756 shares at $24.84 per share were issued during July 2002. Options to purchase 1,095 shares of common stock were not included in the computation for the three month period ended September 30, 2001. For the nine months ended September 30, 2001, the computation of diluted net loss per ordinary share was antidilutive, and therefore, the amounts reported for basic and diluted net loss per ordinary share were the same.

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

    Amounts classified as All Other include the corporate headquarters costs and other minor entities that are not considered separate segments. The Company evaluates segment performance and allocates resources based on profit or loss excluding integration expenses, restructuring expense, interest expense, other income or expense, income taxes and extraordinary items. Intersegment sales and transfers are recorded at cost plus a profit margin.

    Effective July 1, 2002, the Company realigned its operating segments. Under the new organization, the Flow Solutions Division includes the Company's seal operations, while the Company's pump and valve service businesses (previously included in the Flow Solutions Division) have been included, as appropriate, in the Flowserve Pump Division and Flow Control Division, respectively. Segment information for all periods presented herein have been reported under the new organization structure.

    A supplemental financial table of selected financial data for the previous five quarters reclassified to conform to the new organization structure was presented in the Company's Form 10-Q for the quarter ended June 30, 2002 under Supplemental Segment Information of Management's Discussion and Analysis.

                                                        Flowserve          Flow           Flow                        Consolidated
Three Months Ended September 30, 2002                      Pump          Solutions      Control         All Other         Total
-------------------------------------                  -----------      ----------    -----------      ----------     ------------

Sales to external customers                            $   288,653      $  80,291     $   216,367      $   1,400       $   586,711
Intersegment sales                                           3,049          6,094           1,802        (10,945)               --
Segment operating income (before special items) (1)         25,165         17,608          15,812         (7,893)           50,692
Identifiable assets                                    $ 1,371,677      $ 188,180     $ 1,000,678      $ 114,642       $ 2,675,177


                                                        Flowserve          Flow           Flow                        Consolidated
Three Months Ended September 30, 2001                      Pump          Solutions      Control         All Other         Total
-------------------------------------                  -----------      ----------    -----------      ----------     ------------

Sales to external customers                            $   278,313      $  79,759      $ 110,191        $  1,342       $   469,605
Intersegment sales                                           2,569          5,025          2,102          (9,696)               --
Segment operating income (before special items) (2)         31,961         16,231         10,788          (7,664)           51,316
Identifiable assets                                    $ 1,479,257      $ 213,851      $ 336,308        $ 69,126       $ 2,098,542

          (1) Special items totaling $10.9 million reflect costs associated with the IFC Acquisition including a negative purchase accounting adjustment associated with the required write-up and sale of inventory of $2.6 million (recorded as a component of cost of sales), integration expense of $6.1 million, and restructuring expense of $2.2 million.

          (2) Special items reflect integration expense associated with the acquisition and integration of IDP of $13.8 million.

    A reconciliation of total segment operating income before special items to consolidated earnings before income taxes follows:

                                                                                        Three Months Ended September 30,
                                                                                        --------------------------------
                                                                                              2002             2001
                                                                                            --------         --------

Total segment operating income (before special items)                                       $ 58,585         $ 58,980
Corporate expenses and other                                                                   7,893            7,664
Net interest expense                                                                          23,800           28,326
Other expense                                                                                    848              119
Special items:
  Purchase accounting adjustment associated with the required write-up of inventory            2,600               --
  Integration expense                                                                          6,072           13,757
  Restructuring expense                                                                        2,233               --
                                                                                            --------         --------
Earnings before income taxes                                                                $ 15,139         $  9,114
                                                                                            ========         ========

                                                        Flowserve          Flow          Flow                         Consolidated
Nine Months Ended September 30, 2002                      Pump          Solutions       Control        All Other         Total
------------------------------------                   -----------      ----------    -----------      ----------     ------------

Sales to external customers                            $   868,931     $   242,425    $   510,425      $     4,709    $ 1,626,490
Intersegment sales                                           7,719          16,742          4,930          (29,391)            --
Segment operating income (before special items) (1)         97,531          48,508         31,280          (22,141)       155,178
Identifiable assets                                    $ 1,371,677     $   188,180    $ 1,000,678      $   114,642    $ 2,675,177

                                                        Flowserve          Flow          Flow                         Consolidated
Nine Months Ended September 30, 2001                      Pump          Solutions       Control        All Other         Total
------------------------------------                   -----------      ----------    -----------      ----------     ------------

Sales to external customers                           $   806,280       $ 232,602      $ 335,473        $   3,864      $ 1,378,219
Intersegment sales                                          6,397          15,099          6,802          (28,298)              --
Segment operating income (before special items) (2)        88,265          42,339         33,930          (23,642)         140,892
Identifiable assets                                   $ 1,479,257       $ 213,851      $ 336,308        $  69,126      $ 2,098,542

     (1) Special items totaling $16.2 million reflect costs associated with the IFC Acquisition including a negative purchase accounting adjustment associated with the required write-up and sale of inventory of $5.2 million (recorded as a component of cost of sales), integration expense of $8.1 million, and restructuring expense of $2.9 million.

     (2) Special items reflect integration expense associated with the acquisition and integration of IDP of $49.8 million.

     A reconciliation of total segment operating income before special items to consolidated earnings before income taxes follows:

                                                                                        Nine Months Ended September 30,
                                                                                        -------------------------------
                                                                                            2002              2001
                                                                                          ---------        ---------

Total segment operating income (before special items)                                     $ 177,319        $ 164,534
Corporate expenses and other                                                                 22,141           23,642
Net interest expense                                                                         69,512           91,497
Other expense (income)                                                                        2,957             (281)
Special items:
  Purchase accounting adjustment associated with the required write-up of inventory           5,200               --
  Integration expense                                                                         8,077           49,840
  Restructuring expense                                                                       2,877               --
                                                                                          ---------        ---------
Earnings (loss) before income taxes                                                       $  66,555        $    (164)
                                                                                          =========        =========

11. GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS

    Pursuant to the Senior Subordinated Notes (see footnote 6), the following consolidating financial information presents:

(1) Consolidating balance sheet as of September 30, 2002 and the related statements of operations for the three and nine month periods ended September 30, 2002 and September 30, 2001 and cash flows for the nine months ended September 30, 2002 and 2001 of (a) Flowserve Corporation, the parent,
    (b) Flowserve Finance B.V., (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries, and the Company on a consolidated basis, and

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

                              FLOWSERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (AMOUNTS IN THOUSANDS)
                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)


                                                        FLOWSERVE
                                                         FINANCE        GUARANTOR     NONGUARANTOR                   CONSOLIDATED
                                           PARENT          B.V.       SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS        TOTAL
                                         ---------     -----------    ------------    ------------   ------------    ------------

Sales                                    $      --       $      --       $ 309,328       $ 303,479      $ (26,096)      $ 586,711
Cost of sales                                   --              --         224,879         212,384        (26,096)        411,167
                                         ---------       ---------       ---------       ---------      ---------       ---------
Gross profit                                    --              --          84,449          91,095             --         175,544
    Selling, general and
    administrative expense                      --              --          81,003          46,449             --         127,452
    Integration expense                         --              --           5,667             405             --           6,072
    Restructuring expense                       --              --           2,020             213             --           2,233
                                         ---------       ---------       ---------       ---------      ---------       ---------
Operating income (loss)                         --              --          (4,241)         44,028             --          39,787
    Net interest expense                       289           5,582          16,012           1,917             --          23,800
    Other expense (income), net                 --              --         (11,808)         12,656             --             848
    Equity in earnings of
    subsidiaries                           (10,023)             --              --              --         10,023              --
                                         ---------       ---------       ---------       ---------      ---------       ---------
Earnings (loss) before                       9,734          (5,582)         (8,445)         29,455        (10,023)         15,139
income taxes
Provision (benefit) for
income taxes                                  (106)             --          (3,125)          8,530             --           5,299
                                         ---------       ---------       ---------       ---------      ---------       ---------
Net earnings (loss) before                   9,840          (5,582)         (5,320)         20,925        (10,023)          9,840
extraordinary item
Extraordinary item, net of
income tax                                     493              --              --              --             --             493
                                         ---------       ---------       ---------       ---------      ---------       ---------
Net earnings (loss)                      $   9,347       $  (5,582)      $  (5,320)      $  20,925      $ (10,023)      $   9,347
                                         =========       =========       =========       =========      =========       =========

                              FLOWSERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (AMOUNTS IN THOUSANDS)
                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)


                                                        FLOWSERVE
                                                         FINANCE        GUARANTOR     NONGUARANTOR                   CONSOLIDATED
                                           PARENT          B.V.       SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS        TOTAL
                                         ---------     -----------    ------------    ------------   ------------    ------------

Sales                                    $      --       $      --       $ 288,752       $ 214,745      $ (33,892)      $ 469,605
Cost of sales                                   --              --         206,439         144,744        (33,892)        317,291
                                         ---------       ---------       ---------       ---------      ---------       ---------
Gross profit                                    --              --          82,313          70,001             --         152,314
    Selling, general and
    administrative expense                      --              --          71,916          29,082             --         100,998
    Integration expense                         --              --          10,154           3,603             --          13,757
                                         ---------       ---------       ---------       ---------      ---------       ---------
Operating income                                --              --             243          37,316             --          37,559
    Net interest expense                     2,985           1,295          20,266           3,709             71          28,326
    Other expense (income), net               (306)             (1)         (8,335)          8,832            (71)            119
    Equity in earnings of subsidiaries      (7,521)              --              --              --         7,521              --
                                         ---------       ---------       ---------       ---------      ---------       ---------
Earnings (loss) before income taxes          4,842          (1,294)        (11,688)         24,775         (7,521)          9,114
Provision (benefit) for income taxes          (991)             --          (4,324)          8,596             --           3,281
                                         ---------       ---------       ---------       ---------      ---------       ---------
Net earnings (loss)                      $   5,833       $  (1,294)      $  (7,364)      $  16,179      $  (7,521)      $   5,833
                                         =========       =========       =========       =========      =========       =========

                              FLOWSERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (AMOUNTS IN THOUSANDS)
                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)


                                                        FLOWSERVE
                                                         FINANCE        GUARANTOR     NONGUARANTOR                   CONSOLIDATED
                                           PARENT          B.V.       SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS        TOTAL
                                         ---------     -----------    ------------    ------------   ------------    ------------

Sales                                   $       --      $       --       $  920,303      $  779,472     $  (73,285)    $1,626,490
Cost of sales                                   --              --          668,959         531,211        (73,285)     1,126,885
                                        ----------      ----------       ----------      ----------     ----------     ----------
Gross profit                                    --              --          251,344         248,261             --        499,605
    Selling, general and
    administrative expense                      --              --          229,402         120,225             --        349,627
    Integration expense                         --              --            7,246             831             --          8,077
    Restructuring expense                       --              --            2,664             213             --          2,877
                                        ----------      ----------       ----------      ----------     ----------     ----------
Operating income                                --              --           12,032         126,992             --        139,024
    Net interest expense                       588           8,605           53,115           7,204             --         69,512
    Other expense (income), net                 34              --          (19,761)         22,684             --          2,957
    Equity in earnings of subsidiaries     (43,654)             --               --              --         43,654             --
                                        ----------      ----------       ----------      ----------     ----------     ----------
Earnings (loss) before income taxes         43,032          (8,605)         (21,322)         97,104        (43,654)        66,555

Provision (benefit) for income taxes          (229)             --           (7,889)         31,412             --         23,294
                                        ----------      ----------       ----------      ----------     ----------     ----------
Net earnings (loss) before
extraordinary items                         43,261          (8,605)         (13,433)         65,692        (43,654)        43,261
Extraordinary items, net of income tax       6,831              --               --              --             --          6,831
                                        ----------      ----------       ----------      ----------     ----------     ----------
Net earnings (loss)                     $   36,430      $   (8,605)      $  (13,433)     $   65,692     $  (43,654)    $   36,430
                                        ==========      ==========       ==========      ==========     ==========     ==========

                              FLOWSERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (AMOUNTS IN THOUSANDS)
                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)


                                                        FLOWSERVE
                                                         FINANCE        GUARANTOR     NONGUARANTOR                   CONSOLIDATED
                                           PARENT          B.V.       SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS        TOTAL
                                         ---------     -----------    ------------    ------------   ------------    ------------

Sales                                   $        --    $        --      $   876,873     $   591,326    $   (89,980)    $ 1,378,219
Cost of sales                                    --             --          621,030         401,603        (89,980)        932,653
                                        -----------    -----------      -----------     -----------    -----------     -----------
Gross profit                                     --             --          255,843         189,723             --         445,566
    Selling, general and
    administrative expense                       --             --          213,455          91,219             --         304,674
    Integration expense                          --             --           39,122          10,718             --          49,840
                                        -----------    -----------      -----------     -----------    -----------     -----------
Operating income                                 --             --            3,266          87,786             --          91,052
    Net interest expense                     14,997          1,730           64,752          10,018             --          91,497
    Other (income) expense, net                (579)             2          (22,306)         22,602             --            (281)
    Equity in earnings of subsidiaries       (8,978)            --               --              --          8,978              --
                                        -----------    -----------      -----------     -----------    -----------     -----------
Earnings (loss) before income taxes          (5,440)        (1,732)         (39,180)         55,166         (8,978)           (164)
(Benefit) provision for income taxes         (5,335)            --          (15,705)         20,981             --             (59)
                                        -----------    -----------      -----------     -----------    -----------     -----------
Net (loss) earnings                     $      (105)   $    (1,732)     $   (23,475)    $    34,185    $    (8,978)    $      (105)
                                        ===========    ===========      ===========     ===========    ===========     ===========

                              FLOWSERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (AMOUNTS IN THOUSANDS)
                           CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

                                                     FLOWSERVE
                                                      FINANCE        GUARANTOR     NONGUARANTOR                    CONSOLIDATED
                                        PARENT          B.V.       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS        TOTAL
                                      ---------     -----------    ------------    ------------    ------------    ------------

Current assets:
   Cash and cash equivalents        $        --     $        --     $        --     $    32,830     $        --     $    32,830
   Intercompany receivables             149,219           6,550          67,923          49,330        (273,022)             --
   Accounts receivable, net                  --              --         219,925         290,404              --         510,329
   Inventories                               --              --         273,738         212,024              --         485,762
   Deferred tax assets                       --              --          39,209           1,739              --          40,948
   Prepaid expenses                          --              --          14,885          21,854              --          36,739
                                    -----------     -----------     -----------     -----------     -----------     -----------
   Total current assets                 149,219           6,550         615,680         608,181        (273,022)      1,106,608
Property, plant and
equipment, net                               --              --         273,860         201,387              --         475,247
Investment in subsidiaries              472,559         278,515         533,001              --      (1,284,075)             --
Intercompany receivables              1,240,440          84,591         204,228         250,061      (1,779,320)             --
Goodwill                                     --              --         590,459         184,599              --         775,058
Other intangible assets, net                 --              --         181,271           1,993              --         183,264
Other assets                             21,483           2,690          81,047          29,780              --         135,000
                                    -----------     -----------     -----------     -----------     -----------     -----------
        Total assets                $ 1,883,701     $   372,346     $ 2,479,546     $ 1,276,001     $(3,336,417)    $ 2,675,177
                                    ===========     ===========     ===========     ===========     ===========     ===========

Current liabilities:
   Accounts payable                 $        --     $        --     $    91,641     $   113,523     $        --     $   205,164
   Intercompany payables                   (215)         18,692         230,867          23,678        (273,022)             --
   Income taxes                           8,134              --         (18,260)         17,214              --           7,088
   Accrued liabilities                    4,976           4,855         129,415          87,647              --         226,893
   Long-term debt due
   within one year                       50,519              --              --             137              --          50,656
                                    -----------     -----------     -----------     -----------     -----------     -----------
        Total current
        liabilities                      63,414          23,547         433,663         242,199        (273,022)        489,801

Long-term debt due after one
year                                  1,065,364          62,040             420           9,704              --       1,137,528
Intercompany payables                        --         303,201       1,286,375         189,744      (1,779,320)             --
Retirement benefits and
other liabilities                            --              --         176,305         116,620              --         292,925

Shareholders' equity:
Serial preferred stock                       --              --              --              --              --              --
Common stock                             72,018              --               2         182,331        (182,333)         72,018
Capital in excess of par value          477,368              --         381,357         423,366        (804,723)        477,368
Retained earnings (deficit)             392,428         (16,803)        223,846         227,932        (434,975)        392,428
                                    -----------     -----------     -----------     -----------     -----------     -----------
                                        941,814         (16,803)        605,205         833,629      (1,422,031)        941,814
Treasury stock at cost                  (65,961)             --              --              --              --         (65,961)
Deferred compensation obligation          8,566              --              --              --              --           8,566
Accumulated other
comprehensive (loss) income            (129,496)            361         (22,422)       (115,895)        137,956        (129,496)
                                    -----------     -----------     -----------     -----------     -----------     -----------
   Total shareholders' equity           754,923         (16,442)        582,783         717,734      (1,284,075)        754,923
                                    -----------     -----------     -----------     -----------     -----------     -----------
   Total liabilities and
   shareholders' equity             $ 1,883,701     $   372,346     $ 2,479,546     $ 1,276,001     $(3,336,417)    $ 2,675,177
                                    ===========     ===========     ===========     ===========     ===========     ===========

                              FLOWSERVE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (AMOUNTS IN THOUSANDS)
                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2001


                                                     FLOWSERVE
                                                      FINANCE        GUARANTOR     NONGUARANTOR                    CONSOLIDATED
                                        PARENT          B.V.       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS        TOTAL
                                      ---------     -----------    ------------    ------------    ------------    ------------

Current assets:
   Cash and cash equivalents        $        --     $        --     $        --     $    21,533     $        --     $    21,533
   Intercompany receivables              82,513              --          62,875          77,513        (222,901)             --
   Accounts receivable, net                  --              --         231,484         224,377              --         455,861
   Inventories                               --              --         201,707         145,884              --         347,591
   Deferred tax assets                       --              --          33,727           2,589              --          36,316
   Prepaid expenses                          --              --          22,981          13,857              --          36,838
                                    -----------     -----------     -----------     -----------     -----------     -----------
   Total current assets                  82,513              --         552,774         485,753        (222,901)        898,139
Property, plant and equipment,
   net                                       --              --         201,595         160,793              --         362,388
Investment in subsidiaries              399,026              --         464,633              --        (863,659)             --
Intercompany receivables                901,675          85,254           6,198          34,003      (1,027,130)             --
Goodwill                                     --              --         414,465         100,710              --         515,175
Other intangible assets, net                 --              --         115,123          15,956              --         131,079
Other assets                             29,094           2,693         100,320          13,087              --         145,194
                                    -----------     -----------     -----------     -----------     -----------     -----------
     Total assets                   $ 1,412,308     $    87,947     $ 1,855,108     $   810,302     $(2,113,690)    $ 2,051,975
                                    ===========     ===========     ===========     ===========     ===========     ===========

Current liabilities:
   Accounts payable                 $       145     $        --     $    85,861     $    92,474     $        --     $   178,480
   Intercompany payables                  4,240          (1,191)         45,004         174,848        (222,901)             --
   Income taxes                          (1,257)             --         (15,606)         16,863              --              --
   Accrued liabilities                   15,034           2,665         107,191          68,878              --         193,768
   Long-term debt due within one
   year                                  44,521              --               2              --              --          44,523
                                    -----------     -----------     -----------     -----------     -----------     -----------
Total current liabilities                62,683           1,474         222,452         353,063        (222,901)        416,771

Long-term debt due after one
year                                    938,606          57,163             420              33              --         996,222
Intercompany payables                        --          37,115         939,245          50,770      (1,027,130)             --
Retirement benefits and other
liabilities                                  --              --         172,483          55,480              --         227,963

Shareholders' equity:
Serial preferred stock                       --              --              --              --              --              --
Common stock                             60,518              --               2         182,331        (182,333)         60,518
Capital in excess of par value          211,113              --         313,221          72,991        (386,212)        211,113
Retained earnings (deficit)             355,998          (8,198)        237,279         162,241        (391,322)        355,998
                                    -----------     -----------     -----------     -----------     -----------     -----------
                                        627,629          (8,198)        550,502         417,563        (959,867)        627,629
Treasury stock at cost                  (82,718)             --              --              --              --         (82,718)
Deferred compensation obligation          8,260              --              --              --              --           8,260
Accumulated other comprehensive
(loss) income                          (142,152)            393         (29,994)        (66,607)         96,208        (142,152)
                                    -----------     -----------     -----------     -----------     -----------     -----------
  Total shareholders' equity            411,019          (7,805)        520,508         350,956        (863,659)        411,019
                                    -----------     -----------     -----------     -----------     -----------     -----------
  Total liabilities and
  shareholders' equity              $ 1,412,308     $    87,947     $ 1,855,108     $   810,302     $(2,113,690)    $ 2,051,975
                                    ===========     ===========     ===========     ===========     ===========     ===========

                              FLOWSERVE CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AMOUNTS IN THOUSANDS)
                      CONSOLIDATING STATEMENT OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)


                                                     FLOWSERVE
                                                      FINANCE        GUARANTOR     NONGUARANTOR                    CONSOLIDATED
                                        PARENT          B.V.       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS        TOTAL
                                      ---------     -----------    ------------    ------------    ------------    ------------

CASH FLOWS -- OPERATING ACTIVITIES:
  Net earnings (loss)                 $  36,430     $  (8,605)      $ (13,433)      $  65,692        $ (43,654)      $  36,430
Adjustments to reconcile net
earnings (loss) to net cash
provided (used) by
operating activities:
  Depreciation                               --            --          22,594          18,880               --          41,474
  Amortization                               --            --           5,982             428               --           6,410
  Amortization of prepaid financing
  fees and discount                       3,871           287              --              --               --           4,158
  Write-off of unamortized
  prepaid financing fees                  9,669            --              --              --               --           9,669
  Other direct costs of long-term
  debt repayment                            726            --              --              --               --             726
  Net gain on disposition of
  fixed assets                               --            --            (426)           (734)              --          (1,160)
Change in assets and liabilities,
net of acquisitions:
  Accounts receivable                        --            --          46,674            (382)              --          46,292
  Inventories                                --            --         (12,990)         (1,967)              --         (14,957)
  Intercompany receivable and
  payable                              (418,219)      264,531         251,290        (142,065)          44,463              --
  Prepaid expenses                           --           643          10,397          (2,908)              --           8,132
  Other assets                             (903)           45           8,820         (12,306)              --          (4,344)
  Accounts payable                          945            --         (14,866)         (8,623)              --         (22,544)
  Accrued liabilities                    (9,241)        2,157         (13,517)          5,664               --         (14,937)
  Income taxes                            9,391            --          (2,545)            675               --           7,521
  Retirement benefits and other
  liabilities                               217            --           3,822          (1,323)              --           2,716
  Net deferred taxes                         --            --          19,690           1,853               --          21,543
                                      ---------     ---------       ---------       ---------        ---------       ---------
Net cash flows (used) provided by
operating activities                   (367,114)      259,058         311,492         (77,116)             809         127,129
                                      ---------     ---------       ---------       ---------        ---------       ---------
CASH FLOWS -- INVESTING ACTIVITIES:
  Capital expenditures                       --            --         (12,673)         (9,248)              --         (21,921)
  Cash received for disposal of
  assets                                     --            --           4,362              --               --           4,362
  Payments for acquisitions, net of
  cash acquired                              --            --        (313,988)       (216,425)              --        (530,413)
  Change in investments in
  subsidiaries                         (115,437)     (258,438)        (55,716)         10,924          418,667              --
                                      ---------     ---------       ---------       ---------        ---------       ---------
Net cash flows (used) provided by
investing activities                   (115,437)     (258,438)       (378,015)       (214,749)         418,667        (547,972)
                                      ---------     ---------       ---------       ---------        ---------       ---------
CASH FLOWS -- FINANCING ACTIVITIES:
  Net repayments under lines of
  credit                                (70,121)           --              (2)            123               --         (70,000)
  Proceeds from long-term debt          785,510        (1,347)             --          11,143               --         795,306
  Payments of long-term debt           (583,923)           --              --              --               --        (583,923)
  Payment of prepaid financing fees      (5,769)           --              --             726               --          (5,043)
  Other direct costs of long-term
  debt repayment                           (726)           --              --              --               --            (726)
  Proceeds from issuance of common
  stock                                 275,925            --              --              --               --         275,925
  Net proceeds from stock option
  activity                               16,849            --              --              --               --          16,849
  Cash dividends paid                        --            --          10,482         (10,482)              --              --
  Other                                  64,806           727          56,037         297,668         (419,476)           (238)
                                      ---------     ---------       ---------       ---------        ---------       ---------
Net cash flows provided (used) by       482,551          (620)         66,517         299,178         (419,476)        428,150
financing  activities
Effect of exchange rate changes              --            --               6           3,984               --           3,990
                                      ---------     ---------       ---------       ---------        ---------       ---------
Net change in cash and cash
equivalents                                  --            --              --          11,297               --          11,297
Cash and cash equivalents at
beginning of year                            --            --              --          21,533               --          21,533
                                      ---------     ---------       ---------       ---------        ---------       ---------
Cash and cash equivalents at end
of period                             $      --     $      --       $      --       $  32,830        $      --       $  32,830
                                      =========     =========       =========       =========        =========       =========

                              FLOWSERVE CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AMOUNTS IN THOUSANDS)
                      CONSOLIDATING STATEMENT OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED)


                                                       FLOWSERVE
                                                        FINANCE        GUARANTOR     NONGUARANTOR                    CONSOLIDATED
                                          PARENT          B.V.       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS        TOTAL
                                        ---------     -----------    ------------    ------------    ------------    ------------

CASH FLOWS -- OPERATING ACTIVITIES:
  Net earnings (loss)                   $    (105)    $  (1,732)      $ (23,475)      $  34,185        $  (8,978)      $    (105)
Adjustments to reconcile net earnings
(loss) to net cash (used) provided by
operating activities:
  Depreciation                                 --            --          21,688          15,064               --          36,752
  Amortization                                 --            --          16,267           2,695               --          18,962
  Amortization of prepaid financing
  fees and discount                         4,629           454              --              --               --           5,083
  Write-off of unamortized prepaid
  financing fees                               --            --              --              --               --              --
  Other direct costs of long-term
  debt repayment                               --            --              --              --               --              --
  Net gain on disposition of fixed
  assets                                       --            --             (87)           (349)              --            (436)
Change in assets and liabilities,
net of acquisitions:
  Accounts receivable                        (200)           --         (19,361)         28,508               --           8,947
  Inventories                              (5,759)           --         (10,264)        (32,006)              --         (48,029)
  Intercompany receivable and payable     (35,016)          858          47,512          28,999          (42,353)             --
  Prepaid expenses                            877            --          (4,063)          1,119               --          (2,067)
  Other assets                              2,853           (95)         27,965         (39,219)              --          (8,496)
  Accounts payable                          4,376            --         (15,275)         (9,956)           3,396         (17,459)
  Accrued liabilities                      13,837           351         (33,770)        (36,635)              --         (56,217)
  Income taxes                              5,103            --          10,074         (18,376)              --          (3,199)
  Retirement benefits and other
  liabilities                             (16,982)           --          (2,747)         14,042               --          (5,687)
  Net deferred taxes                         (238)           --          (2,759)          2,313               --            (684)
                                        ---------     ---------       ---------       ---------        ---------       ---------
Net cash flows (used) provided by
operating activities                      (26,625)         (164)         11,705          (9,616)         (47,935)        (72,635)
                                        ---------     ---------       ---------       ---------        ---------       ---------
CASH FLOWS -- INVESTING ACTIVITIES:
    Capital expenditures                       --            --         (16,852)        (11,493)              --         (28,345)
    Cash received for disposal of
    assets                                     --            --           5,162           3,291               --           8,453
    Payments for acquisitions, net
    of cash acquired                           --            --              --              --               --              --
    Change in investments in
    subsidiaries                          (51,332)           --              --              --           51,332              --
                                        ---------     ---------       ---------       ---------        ---------       ---------
Net cash flows (used) provided by
investing activities                      (51,332)           --         (11,690)         (8,202)          51,332         (19,892)

                                        ---------     ---------       ---------       ---------        ---------       ---------
CASH FLOWS -- FINANCING ACTIVITIES:
    Net repayments under lines of
    credit
    Proceeds from long-term debt           86,170            --              --              --               --          86,170
    Payments of long-term debt            (17,311)           --              --             170               --         (17,141)
    Payment of prepaid financing fees          --            --              --              --               --              --
    Other direct costs of long-term
    debt repayment                             --            --              --              --               --              --
    Proceeds from issuance of common
    stock                                      --            --              --              --               --              --
    Net proceeds from stock option
    activity                                9,098           164              --             797             (962)          9,097
    Other                                      --            --              --              --               --              --
                                        ---------     ---------       ---------       ---------        ---------       ---------
Net cash flows provided (used) by
financing activities                       77,957           164              --             967             (962)         78,126

Effect of exchange rate changes                --            --             (15)         (3,069)              --          (3,084)
                                        ---------     ---------       ---------       ---------        ---------       ---------
Net change in cash and cash
equivalents                                    --            --              --         (19,920)           2,435         (17,485)
Cash and cash equivalents at
beginning of year                              --            --              --          50,239           (7,898)         42,341
                                        ---------     ---------       ---------       ---------        ---------       ---------
Cash and cash equivalents at end
of period                               $      --     $      --       $      --       $  30,319        $  (5,463)      $  24,856
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

    In general, results for the third quarter of 2002 and the nine months ended September 30, 2002 were higher than the corresponding period in the previous year due to the Company's acquisition of Invensys' flow control division (IFC) on May 2, 2002. The results for IFC subsequent to the date of acquisition are included in the results for the Company's Flow Control Division. The IFC acquisition was financed through a combination of debt and proceeds from a common stock offering as discussed in further detail in the Liquidity and Capital Resources section of this Management's Discussion and Analysis.

    Special items recognized during 2002 generally associated with the acquisition of IFC include the following (in millions):

                                Three Months      Nine Months
                                   Ended             Ended
                               September 30,     September 30,
                                    2002              2002
                               -------------     -------------

Integration expense               $ 6.1             $ 8.1
Restructuring expense               2.2               2.9
Purchase accounting
 adjustment for inventory           2.6               5.2
Extraordinary loss on early
 extinguishment of debt,
 pretax                             0.8              10.7
                                 ------            ------
 Total                           $ 11.7            $ 26.9
                                 ======            ======

    Special items in 2001 include integration expense of $13.8 million for the third quarter and $49.8 million for the nine month period associated with the August 2000 acquisition of Ingersoll-Dresser Pump Co. (IDP).

    Operating results before special items should not be considered an alternative to operating results determined in accordance with generally accepted accounting principles.

    Pro forma results referenced throughout this Management's Discussion and Analysis assume that the acquisition of IFC occurred on January 1, 2001 and include estimated purchase accounting and financing impacts. The pro forma information is provided solely to enhance understanding of the operating results, not to purport what the Company's results of income would have been had such transactions or events occurred on the dates specified or to project the Company's results of operations for any future period.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

    The process of preparing financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of estimates and assumptions to determine certain of the assets, liabilities, revenues and expenses. These estimates and assumptions are based upon the best information available at the time of the estimates or assumptions. The estimates and assumptions could change materially as conditions within and beyond the Company's control change. Accordingly, actual results could differ materially from those estimates. The most significant estimates made by management include the allowance for doubtful accounts receivable, reserves for excess and obsolete inventories, deferred tax asset valuation allowances, restructuring accruals, legal and environmental accruals, warranty accruals, insurance accruals, pension and postretirement benefit obligations, and valuation of goodwill and other long-lived assets. The significant estimates are reviewed quarterly with the Company's Audit/Finance Committee. The following is a discussion of the critical accounting policies and the related management estimates and assumptions necessary in determining the value of related assets or liabilities.

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

INVENTORIES

    Inventories are stated at the lower-of-cost or market. Cost is determined for U.S. inventories by the last-in, first-out (LIFO) method and for other inventories by the first-in, first-out (FIFO) method. Provisions for excess and obsolete inventories are based on an assessment of slow-moving and obsolete inventories. A factor of historical usage and estimated future demand provide the basis for the estimates. These estimates are generally not subject to significant volatility due to the relatively long life cycle of the Company's products except for product rationalizations, which may occur in conjunction with an acquisition.

DEFERRED TAX ASSET VALUATION

    Deferred tax assets and liabilities are established based on the profits or losses in each jurisdiction in which the Company operates. Associated valuation allowances reflect the likelihood of the recoverability of any such assets. The judgment of the recoverability of these assets is based primarily on the estimate of current and expected future earnings and prudent and feasible tax planning strategies. These estimates could be impacted by changes in future taxable income and the results of tax strategies.

RESTRUCTURING

    Restructuring reserves are generally established in conjunction with an acquisition. The reserve reflects many estimates including those pertaining to employee separation costs, settlements of contractual obligations and other costs associated with exiting a facility. Restructuring costs related to facilities and employees of an acquired business generally become a component of goodwill, whereas non-acquisition related restructuring costs are recorded as restructuring expense in the statement of operations. Reserve requirements for each restructuring plan are assessed quarterly and susceptible to adjustment due to revisions of cost estimates and other changes in planned restructuring activities.

LEGAL AND ENVIRONMENTAL ACCRUALS

    The costs relating to legal and environmental liabilities are estimated and recorded when it is probable that a loss has been incurred and such loss is estimable. The Company has a formal process for assessing the facts and circumstances and recording such contingencies on a case-by-case basis. Assessments of legal and environmental costs are based on information obtained from the Company's experts plus the Company's loss experience in similar situations. The estimates may vary in the future due to new developments regarding the facts and circumstances of each matter.

WARRANTY ACCRUALS

    Warranty obligations are based upon product failure rates, materials usage or service delivery costs. The Company estimates its warranty provisions based upon an analysis of all identified or expected claims and an estimate of the cost to resolve those claims. The estimates of expected claims are generally a factor of historical claims. Changes in claim rates, differences between actual and expected warranty costs and the Company's facility rationalization activities could impact warranty obligation estimates.

INSURANCE ACCRUALS

    Insurance accruals are recorded based upon an analysis of the Company's claim loss history, insurance deductibles, policy limits, and an estimate of incurred but not recorded claims. The estimates are based upon information received from the insurance company adjusters. Changes in claims and differences between actual and expected claim losses could impact the accrual in the future.

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

VALUATION OF GOODWILL AND OTHER LONG-LIVED ASSETS

    The value of the Company's goodwill and indefinite-lived intangible assets are tested annually for impairment or whenever events or circumstances indicate goodwill may be impaired. The test involves significant judgment in estimating projections of future performance of each of the Company's reporting units. The net realizable value of other long-lived assets is reviewed periodically, when indicators of potential impairments are present, based upon an assessment of the estimated future cash flows related to those assets. Due to uncertain market conditions and potential changes in strategy and product portfolio, it is possible that forecasts used to support these assets may change in the future which could result in non-cash charges that would adversely affect the Company's results of operations and financial condition.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 2002

    Sales increased 24.9% to $586.7 million for the three months ended September 30, 2002, compared with $469.6 million for the same period in 2001. The increase is primarily associated with the IFC acquisition, which contributed $121.1 million of sales in the third quarter, and a higher volume of engineered project sales in the petroleum and water markets. Despite the high volume of engineered project sales in the current quarter, pro forma sales including IFC in third quarter of 2001 were down 3.4% from $607.6 million primarily due to weakness in the chemical, power and general industrial sectors. Currency translation had virtually no impact on third quarter 2002 sales. Net sales to international customers, including export sales from the U.S., were 58% of sales, compared with 48% in the third quarter of 2001. IFC's proportionately higher mix of international sales contributed to the increase.

    Bookings, or incoming orders for which there are purchase commitments, increased 19.0% to $578.0 million compared with $485.6 million in the prior year. The increase reflects IFC, which contributed $109.8 million of bookings in the third quarter of 2002. Bookings on a pro forma basis were down 6.8% from $620.4 million in the prior year due to weakness in the quick turnaround business for the chemical and general industrial sectors as well as declines in power business. Bookings of industrial pumps, manual valves and related services were most significantly impacted by the market weakness. Currency translation had virtually no impact on third quarter 2002 bookings.

    At September 30, 2002, backlog was $787.6 million, an increase of 4.1% compared with September 30, 2001 and 18.8% compared with December 31, 2001, due to the IFC Acquisition. On a pro forma basis, including IFC, backlog was $883.3 million and $780.1 million at September 30, 2001 and December 31, 2001, respectively, and has declined primarily due to lower bookings in the chemical, power, and general industrial sectors.

BUSINESS SEGMENTS

    Flowserve manages its operations through three business segments: Flowserve Pump Division (FPD) for engineered pumps, industrial pumps and related services; Flow Solutions Division (FSD) for precision mechanical seals and related services; and Flow Control Division (FCD) for industrial valves, manual valves, control valves, nuclear valves, valve actuators and controls and related services.

    Effective July 1, 2002, the Company realigned its operating segments. Under the new organization, the Flow Solutions Division includes the Company's seal operations, while the Company's pump service and valve service businesses are included as appropriate in the Flowserve Pump Division and Flow Control Division, respectively. Segment information reflects the new organization structure for all periods presented. A supplemental financial table of select financial data for the previous five quarters reclassified to conform to the current organization structure was presented in the Company's Form 10-Q statement for the quarter ended June 30, 2002 under the Supplemental Segment Information section of its Management's Discussion and Analysis.

    Sales and operating income before special items for each of the three business segments follows:

                                 FLOWSERVE PUMP DIVISION
                               ---------------------------
                                    Three Months Ended
                                      September 30,
                               ---------------------------
(In millions of dollars)          2002             2001
------------------------       ---------        ----------

Sales                           $ 291.7          $ 280.9

Operating income (before
special items in 2001)             25.2             32.0

    The 3.8% increase in sales for pumps, pump parts and service for Flowserve Pump Division (FPD) in the third quarter of 2002 compared with the third quarter of 2001 was largely due to improved sales of engineered pumps for projects in the petroleum and water markets. These improvements were partially offset by a lower volume of industrial pumps and service sales to the weak chemical, power and general industrial markets.

    Operating income, before special items, in 2002 decreased 21.3% from the prior period. Operating income, before special items, for 2001 would have been $36.1 million had SFAS 141 and 142 been implemented in that year. Operating income, before special items, as a percentage of sales decreased to 8.6% in the third quarter of 2002 from 11.4% in the prior year period. Operating income, before special items as a percentage of sales in 2001 would have been 12.9% in the prior year period had SFAS 141 and 142 been implemented in that year. Operating income, before special items, decreased due to a decline in the quick turnaround chemical, power and industrial sectors of industrial pumps and services, which historically are more profitable than the engineered pump project mix. In addition, unfavorable manufacturing burden variances impacted results due to lower volumes and finished goods inventory reductions in the facilities that manufacture the chemical and general industrial products. This was partially offset by the benefit of improved sales volume.

                                 FLOW SOLUTIONS DIVISION
                                 -----------------------
                                    Three Months Ended
                                      September 30,
                                 -----------------------
(In millions of dollars)           2002          2001
------------------------         --------      ---------

Sales                            $ 86.4         $ 84.8

Operating income                   17.6           16.2

    Sales of seals for the Flow Solutions Division increased by 1.9% despite generally weakened market conditions primarily due to its emphasis on customer alliances and fixed fee agreements.

    Operating income increased 8.6% due to the incremental sales volume, improved productivity, cost containment efforts and favorable benefit from the implementation of SFAS 141 and 142, which would have yielded operating income, before special items for 2001 of $16.5 million. Operating income as a percentage of sales increased to 20.4% in the current year period from 19.1% in the prior year period (19.5% had SFAS 141 and 142 been implemented in the prior year period).

                                  FLOW CONTROL DIVISION
                                 -----------------------
                                   Three Months Ended
                                     September 30,
                                 -----------------------
(In millions of dollars)           2002          2001
------------------------         --------      --------

Sales                             $ 218.2      $ 112.3

Operating income (before
special items)                       15.8         10.8

    Sales of valves and related products and services for the Flow Control Division increased by 94.3% compared with the prior year, primarily due to the acquisition of IFC. On a pro forma basis for 2001, including IFC, sales were $249.8 million. The 12.7% decline in pro forma sales reflects the weakness in the chemical, power and general industrial sectors, particularly for manual valves and services.

    Operating income, before special items, during 2002 increased 46.3% from the prior year. Operating income, before special items, on a pro forma basis for 2001 including IFC was $31.2 million. Operating income, before special items, in 2002 includes the favorable benefit from the implementation of SFAS 141 and 142, which would have increased third quarter of 2001 reported operating income by $1.1 million. Operating income, before special items, as a percentage of sales, was 7.2% in the third quarter of 2002, compared with 9.6% in 2001 (10.6% had SFAS 141 and 142 been implemented in the prior period). The decline in profitability reflects weak conditions in the chemical, power and general industrial markets, as well as lower production throughput due to lower sales volume combined with a reduction of finished goods inventories, which resulted in unfavorable manufacturing absorption variances.

CONSOLIDATED RESULTS

    Gross profit of $175.5 million increased 15.2% compared with the prior year period primarily due to the acquisition of IFC. On a pro forma basis for 2001, including IFC, gross profit was $198.1 million and decreased 11.4%, due to weak demand in the chemical, power and general industrial markets. The gross profit margin was 29.9% for the three months ended September 30, 2002, compared with 32.4% or 32.6% pro forma for the same period in 2001. Gross profit was negatively impacted by an unfavorable product mix, which contained a lower mix of historically more profitable quick turnaround business, including lower volumes of chemical and industrial pumps, industrial valves and service related activities. In addition, gross profit was adversely impacted by a higher mix of lower margin project business and unfavorable manufacturing absorption variances, which were attributable to lower production throughput due to lower sales volumes and efforts to reduce finished goods inventories at the facilities that manufacture products for the chemical, power and general industrial markets. Gross profit was also impacted in the third quarter of 2002 by a negative $2.6 million purchase accounting adjustment associated with the required write-up and subsequent sale of inventory resulting from the acquisition of IFC. This negative impact will not recur in future periods as the underlying inventory has been sold. The impact on gross profit of no longer amortizing intangible assets with indefinite useful lives was about $0.3 million in the third quarter of 2002.

    Selling, general and administrative expense was $127.5 million in the third quarter of 2002. This compares with $101.0 million in the third quarter of 2001 or $95.8 million if SFAS 141 and 142 had been implemented in that period. The increase in expense predominately reflects the IFC acquisition. On a pro forma basis for 2001, including IFC, selling, general, and administrative expenses were $125.7 million. As a percentage of sales, selling, general and administrative expense was 21.7% in the third quarter of 2002 compared with 21.5% in the third quarter of 2001 and 20.7% pro forma 2001, including IFC. The increase from 2001 is generally due to inflation, partially offset by the benefit of implementation of SFAS 141 and 142.

    Operating income before special items decreased 1.2% to $50.7 million in the third quarter of 2002 compared with $51.3 million in the prior year period, and decreased 30.1% compared with 2001 pro forma, including IFC, which totaled $72.5 million. Operating income before special items as a percentage of sales was 8.6% in the third quarter of 2002 compared with 10.9% in the prior year period, and 11.9% pro forma for 2001, including IFC. Operating income before special items in 2002 benefited by $5.5 million due to the implementation of SFAS 141 and 142. A less favorable product mix resulting from the weakened chemical, power and general industrial sectors and the resultant unfavorable absorption variances from the lower volume and reduction in finished goods inventories negatively impacted operating income before special items during the period.

    Restructuring expense of $2.2 million and integration expense of $6.1 million related to the integration of IFC into the Flow Control Division were recognized in the third quarter of 2002, with further expense expected in subsequent quarters. Restructuring expense represents severance and other exit costs directly related to Flowserve facility closures and other work force reductions. Integration expense represents period costs associated with acquisition-related reorganizations such as relocation of product lines from closed to receiving facilities, realignment of receiving facilities, performance and retention bonuses, idle manufacturing costs, costs related to the integration team and asset impairments. Integration expense of $13.8 million was recognized in the prior year period related to the integration of IDP into the Flowserve Pump Division. See the section titled Restructuring and Acquisition Related Charges in this Management's Discussion and Analysis for further discussion of restructuring and integration expense.

    Net interest expense during the third quarter of 2002 declined 16.0% to $23.8 million, compared with $28.3 million in the same period in 2001. The reduction of net interest expense resulted from lower debt levels associated with the repayment of one-third of the then outstanding Senior Subordinated Notes in the fourth quarter of 2001 with proceeds from a sale of the

Company's common shares, lower borrowing spreads associated with the renegotiation of the Company's revolving credit facility and lower interest rates on the Company's variable rate debt. However, these factors were partially offset by additional borrowings of approximately $260 million associated with the purchase of IFC.

    Other expense was $0.8 million for the third quarter of 2002 compared with $0.1 million in the prior year. The expense in 2002 reflects a higher amount of foreign currency transaction losses.

    The Company's effective tax rate for the third quarter of 2002 was 35.0% compared with 36.0% in the third quarter of 2001. The reduction primarily reflects the elimination of goodwill amortization resulting from the implementation of SFAS 141 and 142. Generally, amortization of goodwill is not deductible for income tax purposes which inflated the effective tax rate of prior years. The effective tax rate is based upon an estimate of future earnings for each domestic and international location as well as the estimated impact of tax planning strategies. Changes in any of these and other factors could impact the tax rate in future periods.

    In the third quarter of 2002, the Company recognized an extraordinary expense of $0.5 million, net of tax, or $0.01 per share, related to the write-off of unamortized prepaid financing fees resulting from a non-mandatory repayment of debt of $70 million on September 30, 2002.

    Net earnings increased in the third quarter of 2002 to $9.3 million, or $0.17 per share, compared with earnings of $5.8 million, or $0.15 per share, in the third quarter of 2001. The improvement in earnings in 2002 reflects the benefit of SFAS 141 and 142 and reduced interest, restructuring and integration expenses. Excluding special items, net earnings were $16.9 million reflecting an increase of 15.8% compared with $14.6 million in the prior year quarter. The implementation of SFAS 141 and 142 resulted in an increase of $4.0 million or $0.07 per share, in earnings in 2002. Special items in the third quarter of 2002 negatively impacted net earnings by $0.14 per share, including the $0.01 per share extraordinary loss. Special items in 2001 negatively impacted net earnings by $0.23 per share.

    Average diluted shares increased by 42.9% to 55.3 million in the third quarter of 2002 compared with 38.7 million in the prior year period. The increase in shares reflects the impact from the issuance of 9.2 million common shares in late April 2002 to finance the IFC acquisition and the full impact of the equity offering in November 2001 used to retire senior subordinated debt.

    A comprehensive loss of $5.7 million was recognized in the third quarter of 2002 compared with comprehensive income of $38.3 million in the prior year due to the timing of foreign currency changes between quarters. Weaker Latin American currencies and a weaker Euro at September 30, 2002 compared with June 30, 2002 resulted in a foreign currency translation adjustment of $(12.0) million in the quarter. Although weaker than the current level, the Euro strengthened in the prior year quarter, which resulted in a positive foreign currency translation adjustment of $32.8 million in that quarter. The Company expects a negative impact on its other comprehensive income in the fourth quarter of 2002 related to declines in the value of its pension plan assets in the current year and an assumed reduced discount rate. The amount of loss for the year is dependent upon market returns during the fourth quarter and the resultant value of the plan assets at December 31, 2002 relative to the projected benefit obligation. Based upon the current plan asset value and the estimated benefit obligation, the loss to be recognized in comprehensive income would not be expected to exceed $50 million. However, the ultimate amount of the loss for 2002, if any, will be unknown until final pension plan assets values for the current year are known on December 31, 2002. The Company is currently evaluating the discount rate and long-term rate of return on assets used in its determination of its benefit obligation. A hypothetical decline in the discount rate of 25 basis points would increase expense by approximately $0.2 million annually and a hypothetical decline in the long-term rate of return on assets of 50 basis points would increase expense by approximately $1.1 million annually.

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 2002

    Sales increased 18.0% to $1,626.5 million for the nine months ended September 30, 2002, compared with $1,378.2 million for the same period in 2001. The IFC acquisition and a higher volume of engineered project sales in the petroleum and water markets positively impacted sales. Sales on a pro forma basis, including IFC, were $1,783.8 million and $1,779.1 million for 2002 and 2001, respectively. The slight decline reflects the weakness in the chemical, power, and general industrial sectors, partially offset by a higher volume of project sales for the petroleum and water markets. Currency translation had an approximate 2% negative impact on sales for the first nine months of 2002 due to weakening of the Latin American currencies, partially offset by strengthening of the Euro. Net sales to international customers, including export sales from the U.S., were 53% of sales in 2002, compared with 46% in the prior period. IFC's proportionately higher mix of international operations contributed to the increase.

    Bookings, or incoming orders for which there are purchase commitments, increased approximately 7% to $1,624.1 million compared with $1,522.7 million in the prior year largely due to the IFC acquisition. Bookings on a pro forma basis for 2002 and 2001, including IFC, were $1,766.3 million and $1,940.0 million, respectively. The decline is primarily due to weakness in the quick turnaround business for the chemical, power, and general industrial sectors, which predominately impacted industrial pumps, valves and related services. Currency translation negatively impacted bookings by about 1% in the first nine months of 2002 compared with the prior year.

    At September 30, 2002, backlog was $787.6 million, an increase of 4.1% compared with September 30, 2001 and 18.8% compared with December 31, 2001, due to the IFC Acquisition. On a pro forma basis, including IFC, backlog was $883.3 million and $780.1 million at September 30, 2001 and December 31, 2001, respectively, and has declined primarily due to lower bookings in the chemical, power, and general industrial sectors.

BUSINESS SEGMENTS

    Sales and operating income before special items for each of the three business segments follows:

                                FLOWSERVE PUMP DIVISION
                                -----------------------
                                   Nine Months Ended
                                      September 30,
                                -----------------------
(In millions of dollars)          2002           2001
                                --------       --------

Sales                           $ 876.7        $ 812.7

Operating income (before
special items in 2001)             97.5           88.3

    Sales of pumps, pump parts and related services for the Flowserve Pump Division (FPD) for the nine months ended September 30, 2002 increased 7.9% compared with the prior year. The increase was largely due to higher sales of engineered pumps for the petroleum and water markets due in part to a higher backlog at the beginning of 2002. These improvements were partially offset by a lower volume of industrial pumps and service sales to the chemical, power, and general industrial markets and unfavorable currency translation of approximately 2%.

    Operating income, before special items, in 2002 increased 10.4% from the prior period. Operating income, before special items, in 2001 would have increased by $10.6 million had the implementation of SFAS 141 and 142 taken place in 2001. Operating income, before special items, as a percentage of sales increased to 11.1% for 2002 from 10.9% in the prior year period, but decreased from 12.2% had SFAS 141 and 142 been implemented in 2001. Operating income, before special items, reflects the benefit of higher sales volume, incremental synergy benefits related to the capture of approximately $90 million of annual run rate savings associated with the integration of IDP. These benefits were partially offset by the impact of the declines in quick turnaround business in the chemical, power, and general industrial businesses, which historically are more profitable than engineered pump projects. In addition, unfavorable manufacturing burden variances impacted results due to lower volumes and finished goods inventory reductions in the facilities that manufacture for the chemical, power, and general industrial sectors.

                                FLOW SOLUTIONS DIVISION
                                -----------------------
                                   Nine Months Ended
                                     September 30,
                                -----------------------
(In millions of dollars)          2002           2001
------------------------        -------        --------

Sales                           $ 259.2        $ 247.7

Operating income                   48.5           42.3

    Sales of seals for the Flow Solutions Division for 2002 increased 4.6% compared with the prior year. The increase, despite generally weakened market conditions, reflects the division's emphasis on customer alliances and fixed fee agreements. Also, currency translation unfavorably impacted sales by about 3%.

    Operating income increased 14.7% from the prior year. Operating income includes the favorable benefit from the implementation of SFAS 141 and 142, which would have increased 2001 reported operating income by $.9 million. Operating income as a percentage of sales increased from 17.1% in the prior year (17.4% had SFAS 141 and 142 been implemented in the prior period) to 18.7% in the current year period.

                                 FLOW CONTROL DIVISION
                                 ---------------------
                                   Nine Months Ended
                                     September 30,
                                 ---------------------
(In millions of dollars)           2002          2001
------------------------         --------      -------
Sales                             $ 515.4      $ 342.3

Operating income (before
special items)                       31.3         33.9

    Sales of valves and related products and services for the Flow Control Division increased 50.6% compared with the prior year, due to the acquisition of IFC. On a pro forma basis for 2002 and 2001, including IFC, sales were $672.7 million and $743.1 million, and have decreased due to weakness in the chemical, power, and general industrial sectors.

    Operating income, before special items, decreased 7.7% compared with the prior year. Operating income, before special items, on a pro forma basis including IFC was $43.0 million and $91.9 million for 2002 and 2001. Operating income before special items in 2002 includes the favorable benefit from the implementation of SFAS 141 and 142, which would have increased operating income for 2001 by $3.4 million. Operating income, before special items, as a percentage of sales, was 6.1% for 2002, compared with 9.9% in 2001 (10.9% had SFAS 141 and 142 been implemented in 2001). On a pro forma basis, including IFC, for 2002 and 2001, operating income, before special items, as a percentage of sales was 7.2% and 12.4%. The decline in profitability reflects weak conditions in the chemical, power, and general industrial markets, as well as lower production throughput due to lower sales volume combined with a reduction of finished goods inventories, which resulted in unfavorable manufacturing absorption variances.

CONSOLIDATED RESULTS

    Gross profit increased 12.1% to $499.6 million compared with the prior year period, reflecting the acquisition of IFC. The gross profit margin was 30.7% for 2002, compared with 32.3% for the same period in 2001. On a pro forma basis for 2002 and 2001, including IFC, gross profit was $552.4 million and $586.0 million, which yielded gross profit margins of 31.0% and 32.9%. Gross profit was negatively impacted by an unfavorable product mix of higher sales volumes of lower margin project business and a lower mix of historically more profitable quick turnaround business, including lower volumes of chemical and industrial pumps, industrial valves and service related activities. In addition, gross profit was adversely impacted by unfavorable manufacturing absorption variances, which were attributable to lower production throughput due to lower sales volumes and efforts to reduce finished goods inventories at the facilities that manufacture products for the chemical and general industrial markets. Gross profit for 2002 was also impacted by a negative $5.2 million IFC-related purchase accounting adjustment associated with the required write-up and subsequent sale of inventory. This negative impact will not recur in future periods as all underlying inventory has been sold. These negative impacts were partially offset by incremental IDP synergy benefits related to the full capture of approximately $90 million of annual run rate of savings. The impact of no longer amortizing intangible assets with indefinite useful lives on gross profit was $1.0 million for 2002.

    Selling, general and administrative expense was $349.6 million in 2002. This compares with $304.7 million in the same period in 2001 ($290.7 million if the implementation of SFAS 141 and 142 had taken place in 2001). The increase primarily reflects the IFC Acquisition. As a percentage of sales, selling, general and administrative expense was 21.5% in 2002 compared with 22.1% in 2001 (21.1% had SFAS 141 and 142 been implemented in the prior year period). Selling, general and administrative expense for 2002 and 2001 on a pro forma basis, including IFC, was $385.5 million and $387.0 million, which yielded 21.6% and 21.8% of such amounts as a percentage of sales. The improvement primarily reflects the benefit of implementation of SFAS 141 and 142, partially offset by inflationary effects.

    Operating income, before special items, increased 10.1% to $155.2 million for 2002 compared with $140.9 million in the prior period. Operating income, before special items, as a percentage of sales, was 9.5% for 2002 compared with 10.2% in the prior year. Operating income, before special items, benefited by $15.0 million in 2002 from implementation of SFAS 141 and 142. Additionally, results were improved by the incremental synergy benefits related to the full capture of the approximately $90 million of annual run rate savings associated with the integration of IDP. A less favorable product mix resulting from the weakened chemical, power, and industrial business and the resultant unfavorable absorption variances from the lower volume and reduction in finished goods inventories negatively impacted operating income before special items during the period. On a pro forma basis for 2002 and 2001, including IFC, operating income, before special items was $172.1 million and $199.0 million, or 9.6% and 11.2%, respectively, as a percentage of sales.

    Restructuring expense of $2.9 million and integration expense of $8.1 million were recognized in 2002 related to the integration of IFC into the Flow Control Division. Additional expense is expected in the fourth quarter of 2002. Restructuring expense represents severance and other exit costs directly related to Flowserve facility closures and reductions in force. Integration expense represents period costs associated with acquisition-related reorganizations such as relocation of product lines from closed to receiving facilities, realignment of receiving facilities, performance and retention bonuses, idle manufacturing costs, costs related to the integration team and asset impairments. Integration expense of $49.8 million related to the integration of IDP into the Flowserve Pump Division was recognized in 2001. See the section titled Restructuring and Acquisition Related Charges in this Management's Discussion and Analysis for further discussion of restructuring and integration expense.

    Net interest expense during the first nine months of 2002 declined 24.0% to $69.5 million, compared with $91.5 million in the same period in 2001. The reduction of net interest expense resulted from lower debt levels associated with the repayment of one-third of the then outstanding Senior Subordinated Notes in the fourth quarter of 2001 with proceeds from a sale of the Company's common shares, lower borrowing spreads associated with the renegotiation of the Company's revolving credit facility and lower interest rates on the Company's variable rate debt. These factors were partially offset by the additional borrowings associated with the IFC Acquisition.

    Other expense was $3.0 million for the nine months ended September 30, 2002 compared with income of $0.3 million in the prior year. The increase in expense reflects a higher amount of foreign currency transaction losses.

    The Company's effective tax rate for the first nine months of 2002 was 35.0% compared with 36.0% for the first nine months of 2001. The reduction primarily reflects the elimination of goodwill amortization resulting from the implementation of SFAS 141 and 142 not deductible for income tax purposes. The effective tax rate is based upon an estimate of future earnings for each domestic and international location as well as the estimated impact of tax planning strategies. Changes in any of these and other factors could impact the tax rate in future periods.

    During 2002, the Company recognized an extraordinary expense of $6.8 million, net of tax, or $0.13 per share, related to the write-off of unamortized prepaid financing fees and other related fees resulting from the debt amendments required pursuant to the IFC Acquisition during the second quarter and from the non-mandatory retirement of debt during the third quarter.

    Net earnings of $36.4 million, or $0.72 per share, for the nine month period ended September 30, 2002 were up significantly from a loss of $0.1 million, or a loss of $.00 per share in the prior year. The improvement in earnings reflects the benefit of implementing SFAS 141 and 142 and reduced interest, integration and restructuring expenses.

    Excluding special items, net earnings were $53.8 million reflecting an increase of 69.2% compared with $31.8 million in the prior year period. The implementation of SFAS 141 and 142 resulted in an increase of $10.9 million or $0.21 per share, to earnings in 2002. Special items in the first nine months of 2002 negatively impacted net earnings by $0.34 per share including the $0.13 per share extraordinary loss. Special items in 2001 negatively impacted net earnings by $0.84 per share.

    Average diluted shares increased by 35.0% to 51.3 million for the nine months ended September 30, 2002 compared with 38.0 million in the prior year period. The increase in shares reflects the average weighted impact for the nine month period from the equity offering completed in late April to finance the IFC acquisition and the full impact of the equity offering in November 2001, used to retire debt.

    Comprehensive income improved to $49.1 million for the nine months ended September 30, 2002 from a comprehensive loss of $24.4 million in the prior year. The improvement reflects improved net earnings and a favorable foreign currency translation adjustment resulting from the strengthening of the Euro in 2002 partially offset by weaker Latin America currencies. The Company expects a negative impact on its other comprehensive income in the fourth quarter of 2002 related to declines in the value of its pension plan assets in the current year and an assumed reduced discount rate. The amount of loss for the year is dependent upon market returns during the fourth quarter and the resultant value of the plan assets at December 31, 2002 relative to the projected benefit obligation. Based upon the current plan asset value and the estimated benefit obligation, the loss to be recognized in comprehensive income would not be expected to exceed $50 million. However, the ultimate amount of the loss for 2002, if any, will be unknown until final pension plan assets values for the current year are known on December 31, 2002. The Company is currently evaluating the discount rate and long-term rate of return on assets used in its determination of its benefit obligation. A hypothetical decline in the discount rate of 25 basis points would increase expense by approximately $0.2 million annually and a hypothetical decline in the long-term rate of return on assets of 50 basis points would increase expense by approximately $1.1 million annually.

RESTRUCTURING AND ACQUISITION RELATED CHARGES

IFC ACQUISITION

    In June 2002, in conjunction with the IFC Acquisition, the Company initiated a restructuring program designed to reduce costs and eliminate excess capacity by consolidating facilities. The Company's actions, approved and committed to in the second and third quarters of 2002, are expected to result in a gross reduction of approximately 575 positions and a net reduction of approximately 275 positions. Net run rate cost savings associated with the announced programs are expected to approximate $15 million to $20 million annually.

    This program includes the announced closure of seven valve facilities and a reduction of sales and related support personnel. The Company established a restructuring reserve of $11.0 million in the second quarter and increased the reserve by $2.8 million in the third quarter of 2002 for this program. The Company expects the majority of the reductions and closures to occur before June 2003. Costs associated with the closure of Flowserve facilities of $2.2 million and $2.9 million for the three and nine months ended September 30, 2002, have been recognized as restructuring expense in the statement of operations, whereas costs associated with the closure of IFC facilities of $11.0 million, along with related deferred taxes, became part of the purchase price allocation of the transaction. The effect of these closure costs increased the amount of goodwill otherwise recognizable as a result of the IFC acquisition.

    The following illustrates activity related to the IFC restructuring reserve:

                                                       Other
                                                       Exit
                                       Severance       Costs         Total
                                       ---------      --------      --------

Balance at June 5, 2002                 $  6,880      $  4,160      $ 11,040
Cash expenditures                           (146)           (8)         (154)
                                        --------      --------      --------
Balance at June 30, 2002                $  6,734      $  4,152      $ 10,886
Additional accruals                        1,880           947         2,827
Cash expenditures                           (897)         (494)       (1,391)
                                        --------      --------      --------
Balance at September 30, 2002           $  7,717      $  4,605      $ 12,322
                                        ========      ========      ========

    During the third quarter of 2002 and for the nine months ended September 30, 2002, the Company also incurred $6.1 million and $8.1 million, respectively, of integration expense in conjunction with the program.

    The following summarizes the integration expense recognized during 2002 (in millions):

                       Three Months          Nine Months
                           Ended                Ended
                       September 30,        September 30,
                           2002                 2002
                       -------------        -------------

Cash expense              $ 5.7                 $ 7.3
Non-cash expense            0.4                   0.8
                          -----                 -----
Total expense             $ 6.1                 $ 8.1
                          =====                 =====

    Additional restructuring and integration expense related to the IFC acquisition are expected in subsequent quarters. The impact of additional restructuring activities will be recorded as programs are detailed, approved and announced. Total restructuring and integration expenses are expected to be approximately three times annual run rate integration savings.

IDP ACQUISITION

    In August 2000, in conjunction with the acquisition of Ingersoll-Dresser Pump Company (IDP), the Company initiated a restructuring program designed to reduce costs and to eliminate excess capacity by consolidating facilities.

    In the third quarter of 2001 and for the nine months ended September 30, 2001, the Company incurred integration expense in conjunction with the program of $13.8 million and $49.8 million, respectively. The Company substantially completed its integration activities during 2001 and expects the majority of the remaining expenditures to be substantially completed by December 31, 2002.

    The following illustrates activity related to the IDP restructuring reserve:

                                                       Other
                                                       Exit
                                        Severance      Costs          Total
                                        --------      --------      --------

Balance at August 16, 2000              $ 45,980      $ 14,832      $ 60,812

Cash expenditures                        (18,645)       (2,434)      (21,079)

Net non-cash reduction                    (8,849)           --        (8,849)
                                        --------      --------      --------
Balance at December 31, 2000              18,486        12,398        30,884

Cash expenditures                        (13,267)       (6,712)      (19,979)

Net non-cash reduction                    (2,817)       (2,567)       (5,384)
                                        --------      --------      --------
Balance at December 31, 2001               2,402         3,119         5,521

Cash expenditures                           (269)         (112)         (381)
                                        --------      --------      --------
Balance at March 31, 2002               $  2,133      $  3,007      $  5,140

Cash expenditures                            (93)         (301)         (394)
                                        --------      --------      --------
Balance at June 30, 2002                $  2,040      $  2,706      $  4,746

Cash expenditures                           (193)         (214)         (407)

Net non-cash reduction                      (455)         (510)         (965)
                                        --------      --------      --------
Balance at September 30, 2002           $  1,392      $  1,982      $  3,374
                                        ========      ========      ========


LIQUIDITY AND CAPITAL RESOURCES

    Cash generated by operations and borrowings available under the Company's existing revolving credit facility are its primary sources of short-term liquidity. Cash flows provided by operating activities in the third quarter of 2002 were $45.8 million, reflecting an improvement of $45.4 million compared with $0.4 million in the prior year. Cash flows provided by operating activities for the nine months ended September 30, 2002 were $125.9 million, reflecting an improvement of $198.5 million compared with a use of funds of $72.6 million in the prior year nine month period. Additionally, the Company's cash balance at September 30, 2002 was $32.8 million, an increase of $11.3 million from year-end 2001.

    The improved operating cash flow in the current quarter and for the nine month period in 2002 reflects higher earnings due to lower interest expense, lower acquisition-related integration and restructuring costs and improved working capital utilization in 2002 compared with the prior year. In particular, accounts receivable collections have improved to where there were 78 days' sales outstanding at September 30, 2002 compared with 90 days' sales outstanding at September 30, 2001. Additionally, cash flow from operations in the second quarter of 2002 benefited from an approximate $23 million tax refund related to the utilization of net operating loss carrybacks under the new U.S. tax laws.

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

    Additionally during 2002, the Company generated $16.8 million of cash flow related to exercise of employee stock options, which are reflected in financing activities of the Consolidated Statement of Cash Flows.

    Although no contributions are required in 2002, the Company expects to contribute a minimum of $15.5 million into its domestic pension plan funds during 2003. The funding is required primarily as a result of the decline in the value of the pension plan assets due to negative market returns over the past two years and an increase in the number of plan participants. See pages 33 and 37 for further discussion of pensions and impacts on other comprehensive income for 2002.

    Capital expenditures were $7.1 million for the third quarter of 2002 and $21.9 million for the first nine months of 2002. This compares with $5.9 million for the third quarter of 2001 and $28.3 million for the first nine months of 2001. For each period, capital expenditures were invested in new and replacement machinery and equipment, information technology and, in 2001, IDP integration activities including structures and equipment required at receiving facilities. Cash proceeds from the disposal of fixed assets were $4.4 million for the first nine months of 2002 compared with $8.5 million in the prior year. The disposals in both years relate primarily to the sale of facilities and equipment no longer being utilized.

PAYMENTS FOR ACQUISITIONS

    On May 2, 2002, the Company completed its acquisition of Invensys plc's flow control division (IFC) for an aggregate purchase price of $535 million (the IFC Acquisition), subject to adjustment pursuant to the terms of the purchase and sale agreement. By acquiring IFC, one of the world's foremost manufacturers of valves, actuators and associated flow control products, Flowserve believes that it is the world's third largest manufacturer of valves. The Company financed the acquisition and associated transaction costs by issuing 9.2 million shares of common stock in April 2002 for net proceeds of approximately $276 million and through new borrowings under its senior secured credit facilities. The Company also used $40 million from the proceeds of the equity financing to reduce amounts then outstanding under the Company's revolving credit facility.

    The purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair market value at the date of the acquisition. These allocations include $78.3 million for intangibles and $230 million recorded as goodwill.

    The purchase price allocation for the IFC Acquisition is preliminary and further refinements are likely to be made based on the completion of final valuation studies. The operating results of IFC have been included in the consolidated statements of operations from the date of acquisition.

    The Company regularly evaluates acquisition opportunities of various sizes. The cost and terms of any financing to be raised in conjunction with any acquisition is a critical consideration in any such evaluation.

FINANCING

SENIOR CREDIT FACILITIES

    As of September 30, 2002, the Company's outstanding debt under its senior credit facilities consists of a revolving credit facility and Tranche A and Tranche C term loans, which were $0, $279.0 million and $650.5 million, respectively. The term loans require scheduled principal payments, which began on June 30, 2001 for the Tranche A loan and on September 30, 2002 for the Tranche C loan. In the third quarter of 2002, the Company made $18 million of mandatory and $70 million of non-mandatory principal repayments on the term loans.

    During the second quarter of 2002, in connection with the IFC acquisition, the Company amended and restated its senior credit facilities, to provide for:

o an incremental Tranche A term loan in an aggregate principal amount of $95.3 million

o a new Tranche C term loan facility of $700 million, to be used to repay all of the existing Tranche B term loan facility of $468.8 million, repay $11.3 million of the existing Tranche A term loan, reduce the then outstanding balance on the revolving credit facility by $40 million, and provide funds to be used to finance the IFC acquisition.

     As part of the amended and restated senior credit facility, several covenants were modified, including various financial ratios, primarily to allow for the IFC Acquisition. The senior credit facilities are collateralized by substantially all of the Company's domestic assets and a pledge of 65% of the stock of the foreign subsidiaries. As a result of repaying the Tranche B term loan facility during the second quarter of 2002, the Company recognized an extraordinary loss of $6.3 million, after tax consideration, for writing off deferred financing fees. As a result of $70 million of non-mandatory debt prepayments during the third quarter of 2002, deferred financing fees were written off and recognized as an extraordinary loss of $0.5 million, after tax consideration.

    The scheduled principal payments of the term loans outstanding at September 30, 2002, which were adjusted to reflect non-mandatory prepayments, are summarized as follows:

                                   ($ in millions)

        Remainder of 2002                  --
        2003                          $  71.5
        2004                             83.7
        2005                             89.0
        2006                             55.7
        2007                             93.6
        2008                            363.1
        2009                            181.6

    The Company is required, under certain circumstances as defined in the credit facility, to use a percentage of excess cash generated from operations to reduce the outstanding principal of the term loans in the following year. No additional principal payments are due in 2002 under this provision.

    The term loans bear floating interest rates based on LIBOR plus a borrowing spread, or the prime rate plus a borrowing spread, at the option of the Company. The borrowing spread for the senior credit facilities can increase or decrease based on the leverage ratio as defined in the credit facility agreement and on the Company's public debt ratings. At September 30, 2002, the interest rates on the term loans were 4.5625%, and 4.0625% relating to the Tranche A term loan facility, 6.1250% related to a Euro denominated portion of the Tranche A and 4.8750% and 4.5625% relating to the Tranche C term loan facility.

    Under the senior credit facilities, the Company also has a $300 million revolving credit facility that expires in June 2006. The revolving credit facility also allows the Company to issue up to $200 million in letters of credit. During 2002, the Company made payments of $70 million on the revolving credit facility. Consequently, there were no amounts outstanding under the revolving credit facility at September 30, 2002, however, $42.1 million of letters of credit had been issued under the facility, which reduced borrowing capacity of the facility to $257.9 million.

SENIOR SUBORDINATED NOTES

    At September 30, 2002, the Company had $186 million and EUR 63 million (equivalent to $62 million) of Senior Subordinated Notes outstanding.

    The notes were issued during 2000 by the Company and its Dutch subsidiary, Flowserve Finance B.V. At the date of issuance, the Senior Subordinated Notes, due in August 2010, resulted in proceeds of $285.9 million (U.S. dollar Notes) and EUR 98.6 million (Euro Notes), which then equated to $89.2 million. The U.S. dollar Notes and the Euro Notes are general unsecured obligations of the Company and of Flowserve Finance B.V., respectively, subordinated in right of payment to all existing and future senior indebtedness of the Company and of Flowserve Finance B.V., respectively, and guaranteed on a full, unconditional, joint and several basis by the Company's wholly-owned domestic subsidiaries and, in the case of the Euro Notes, by the Company. The Senior Subordinated Notes were originally issued at a discount to yield 12.5%, but bear interest at 12.25%. Approximately one-third of these Senior Subordinated Notes were repurchased at a premium in 2001 utilizing proceeds of an equity offering. Beginning in 2005, these Senior Subordinated Notes become callable at a fixed redemption price, and can also be redeemed by the Company under certain circumstances.

COVENANT COMPLIANCE

    The provisions of the Company's senior credit facilities require it to meet or exceed specified defined financial covenants, including a leverage ratio, an interest coverage ratio, and a fixed charge coverage ratio. Further, the provisions of these and other debt agreements generally limit or restrict indebtedness, liens, sale and leaseback transactions, asset sales, and payment of dividends, capital expenditures, and other activities. As of September 30, 2002, the Company was in compliance with all covenants under its debt facilities.

    The Company complied with its financial covenants as follows:

o   leverage ratio was 3.6 compared with a maximum of 4.0
o   interest coverage ratio was 3.4 compared with a minimum of 2.25
o   fixed charge ratio was 1.7 compared with a minimum of 1.1

    While the Company expects to comply with such covenants in the future, there can be no assurance that it will do so.

    At September 30, 2002, net debt was 60.5% of the Company's capital structure compared with 61.1% at June 30, 2002 and 71.3% at December 31, 2001. The ratio decreased due to the impact of the common stock offering, an increase in shareholders' equity resulting from improved earnings and favorable currency translation, repayments of term loans and a reduction in revolving credit borrowings.

    Although the ratio has improved over the past year, the Company has significant levels of indebtedness relative to shareholders' equity. While this ratio is not necessarily indicative of the Company's ability to raise funds, its level of indebtedness may increase its vulnerability to adverse economic and industry conditions, may require it to dedicate a substantial portion of cash flow from operating activities to payments on the indebtedness and could limit its ability to borrow additional funds and/or raise additional capital. While the IFC Acquisition increased the absolute level of indebtedness, the Company believes that its ability to service its debt, as measured by various ratios, has improved due to IFC's level of earnings and cash flow generation.

RECENT ACCOUNTING DEVELOPMENTS

    In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

    Generally, this pronouncement requires companies to recognize the fair value of liabilities for retiring their facilities at the point that legal obligations associated with their retirement are incurred, with an offsetting increase to the carrying value of the facility. The expense associated with the retirement becomes a component of a facility's depreciation, which is recognized over its useful life.

    Although SFAS No. 143 becomes effective for the Company on January 1, 2003, the Company does not believe the adoption will have a significant effect on its consolidated financial position or results of operations due to limited abandonment and retirement obligations associated with its facilities.

    In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The most significant impact of SFAS 145 is to eliminate the requirement that gains and losses from the extinguishment of debt be classified as an extraordinary item unless these items are infrequent and unusual in nature. SFAS 145 is effective for the Company on January 1, 2003. Upon adoption of SFAS 145, the Company will reclassify its previously reported extraordinary items, which relate to early extinguishment of debt, as a component of earnings before income taxes.

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized initially at fair value when the liability is incurred. Under current accounting rules, costs to exit or dispose of an activity are generally recognized at the date that the exit or disposal plan has been committed to and communicated. SFAS No. 146 is effective for the Company on January 1, 2003 and will be applied on a prospective basis.

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

This Report on Form 10-Q and other written reports and oral statements made from time-to-time by the Company contain various forward-looking statements and include assumptions about the Company's future financial and market conditions, operations and results. These statements are based on current expectations and are subject to significant risks and uncertainties. They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Among the many factors that could cause actual results to differ materially from the forward-looking statements are: changes in the financial markets and the availability of capital; changes in the already competitive environment for the Company's products or competitors' responses to the Company's strategies; the Company's ability to integrate past and future acquisitions into its management and operations; political risks, military actions or trade embargoes affecting customer markets, including the possibility of a war in Iraq with its potential impact on Middle Eastern markets and global oil producers: the health of the petroleum, chemical, power and water industries; economic conditions and the extent of economic growth in areas inside and outside the United States; unanticipated difficulties or costs associated with the implementation of systems, including software; the Company's relative geographical profitability and its impact on the Company's utilization of foreign tax credits; the recognition of expenses associated with adjustments to realign the combined Company and IFC facilities and other capabilities with its strategic and business conditions, including, without limitation, expenses incurred in restructuring the Company's operations to incorporate IFC facilities; the Company's ability to meet the financial covenants and other requirements of its financing agreements; repercussions from the terrorist attacks of September 11, 2001, and the response of the United States to those attacks; technological developments in the Company's products as compared with those of its competitors; changes in prevailing interest rates and the effective interest costs which the Company bears; and adverse changes in the regulatory climate and other legal obligations imposed on the Company. The Company undertakes no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS

    The Company has market risk exposure arising from changes in interest rates and foreign currency exchange rate movements.

    The Company's earnings are impacted by changes in short-term interest rates as a result of borrowings under its Credit Facility, which bear interest based on floating rates. At September 30, 2002, after the effect of its interest rate swaps, the Company had approximately $789.2 million of variable rate debt obligations outstanding with a weighted average interest rate of 4.67%. A hypothetical change of 100-basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by approximately $2.0 million for the quarter ended
September 30, 2002.

    The Company is exposed to credit-related losses in the event of non-performance by counterparties to financial instruments including interest rate swaps, but it expects all counterparties to meet their obligations given their creditworthiness. As of September 30, 2002, the Company had $150.0 million of notional amount in outstanding interest rate swaps with third parties with maturities through November 2006.

    The Company employs a foreign currency hedging strategy to minimize potential losses in earnings or cash flows from unfavorable foreign currency exchange rate movements. These strategies also minimize potential gains from favorable exchange rate movements. Foreign currency exposures arise from transactions, including firm commitments and anticipated transactions, denominated in a currency other than an entity's functional currency and from foreign-denominated revenues and profits translated back into U.S. dollars. Based on the sensitivity analysis at September 30, 2002, a 10% adverse change in the foreign currency exchange rates could impact the Company's results of operations by $2.6 million. The primary currencies to which the Company has exposure are the Euro, British pound, Canadian dollar, Mexican peso, Japanese yen, Singapore dollar, Brazilian real, Australian dollar, Argentine peso and Venezuelan bolivar.

    Exposures are hedged primarily with foreign currency forward contracts that generally have maturity dates less than one year. Company policy allows foreign currency coverage only for identifiable foreign currency exposures and, therefore, the Company does not enter into foreign currency contracts for trading purposes where the objective would be to generate profits. As of September 30, 2002, the Company had an U.S. dollar equivalent of $58.3 million in outstanding forward contracts with third parties.

    Generally, the Company views its investments in foreign subsidiaries from a long-term perspective, and therefore, does not hedge these investments. The Company uses capital structuring techniques to manage its investment in foreign subsidiaries as deemed necessary.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

    The Company's Chief Executive Officer (CEO) and Chief Financial Officer
(CFO) have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as required by the rules of the Securities and Exchange Commission, within 90 days of the filing date of this report and have determined that such controls and procedures effectively alert them to material information relating to the Company and its consolidated subsidiaries that is required to be included in the Company's periodic public filings.

INTERNAL CONTROLS

    The Company's CEO and CFO have primary responsibility for the accuracy of the financial information that is presented in this report. To satisfy their responsibility for financial reporting, they have established internal controls and procedures which they believe are adequate to provide reasonable assurance that the Company's assets are protected from loss. These internal controls are reviewed by the Company's management in order to ensure compliance and by the independent accountants to determine the nature, timing and extent of their audit work. In addition, the Company's Audit/Finance Committee, which is composed entirely of outside directors, meets regularly with management and the independent accountants to review accounting, auditing and financial matters. The Audit/Finance Committee and the independent accountants have free access to each other, with or without management being present.

    There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the CEO's and CFO's most recent evaluation. Additionally, there have been no corrective actions required with regard to significant deficiencies or material weaknesses of internal controls.

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    During the third quarter of 2002, the Company issued 20,200 shares of restricted common stock pursuant to an exemption from registration under Section 4 (2) of the Securities Act of 1933. These shares were issued for the benefit of outside directors and are subject to restrictions on transfer and to vesting schedules.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits 99.1 and 99.2

        Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

        The following Current Reports on Form 8-K were filed with the Securities and Exchange Commission during the quarterly period covered by this report:

        Current Report on Form 8-K filed on August 14, 2002, pursuant to SEC Order No. 4-460 requiring the CEO and CFO of the nation's largest 947 publicly-traded companies to submit one-time sworn statements attesting to the accuracy of their company's recent SEC filings.

        Current Report on Form 8-K filed on September 27, 2002, whereby the Company announced explanatory information concerning compliance with its loan covenants, clarified its optional debt repayment and revised anticipated financial information for the third and fourth quarters of 2002.

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



                                     FLOWSERVE CORPORATION
                                     (Registrant)


                                     /s/ Renee J. Hornbaker
                                     ------------------------------------------
                                     Renee J. Hornbaker
                                     Vice President and Chief Financial Officer



Date:    November 14, 2002

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002



I, C. Scott Greer, Chief Executive Officer of the Flowserve Corporation, certify that:


(1)    I have reviewed this quarterly report on Form 10-Q of Flowserve
       Corporation;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's board of directors:

       a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002



/s/ C. Scott Greer
------------------
C. Scott Greer
Chief Executive Officer

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


I, Renee J. Hornbaker, Chief Financial Officer of the Flowserve Corporation, certify that:

(1)    I have reviewed this quarterly report on Form 10-Q of Flowserve
       Corporation;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's board of directors:

       a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002



/s/ Renee J. Hornbaker
----------------------
Renee J. Hornbaker
Vice President and Chief Financial Officer

                                 EXHIBITS INDEX



     Exhibit Number                                  Description
     --------------                                  -----------

         99.1           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
                        to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
                        to Section 906 of the Sarbanes-Oxley Act of 2002