Form 10-K
period 2002-12-31
FLOWSERVE CORP
filed 2003-03-21
CIK 30625

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-13179

FLOWSERVE CORPORATION
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of organization)	31-0267900 (I.R.S. Employer Incorporation or Identification No.)
222 W. Las Colinas Boulevard Suite 1500, Irving, Texas (Address of principal executive offices)	75039 (Zip Code)
Registrant's telephone number, including area code: (972) 443-6500

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
COMMON STOCK, $1.25 PAR VALUE	NEW YORK STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer. Yes ☒    No ☐

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 28, 2002 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $1,645,010,809.

The number of shares outstanding of the registrant's common stock as of February 14, 2003 was 55,229,599 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement dated March 14, 2003 are incorporated by reference into Part III of this Form 10-K.

Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 2002 are incorporated by reference into Parts I, II, III and IV of this Form 10-K.

PART I

ITEM 1. BUSINESS

Flowserve Corporation ("Flowserve") was incorporated in the State of New York on May 1, 1912. Except where otherwise indicated and unless the context otherwise requires, the terms "Flowserve," "Company," "we," "us," "our" and "our Company" refer collectively to Flowserve Corporation and its subsidiaries.

We believe that we are the world's largest manufacturer and aftermarket service provider of comprehensive flow control systems. Our Company develops and manufactures precision-engineered flow control equipment for critical service applications where high reliability is required. The flow control system components we produce include pumps, valves and mechanical seals. The Company's products and services are used in several industries, including, but not limited to, the petroleum, chemical, power generation, water treatment and general industrial industries.

Flowserve conducts its operations through three business segments:

•	Flowserve Pump Division (FPD) for engineered pumps, industrial pumps and related services;
•	Flow Solutions Division (FSD) for precision mechanical seals and related services; and
•	Flow Control Division (FCD) for industrial valves, manual valves, control valves, nuclear valves, valve actuators and controls and related services.

Through each of our segments, we also provide aftermarket replacement parts.

Effective July 1, 2002, the Company realigned its operating segments. Under the new organization, the Flow Solutions Division includes the Company's seal operations, while the Company's pump service and valve service businesses are included as appropriate in the Flowserve Pump Division and Flow Control Division, respectively. The segment information reported herein reflects the new organizational structure for all periods presented.

FLOWSERVE PUMP DIVISION

Through FPD, we design, manufacture, distribute and service engineered and industrial pumps and pump systems, replacement parts and related equipment principally to industrial markets. FPD's products and services are primarily used by companies that operate in the petroleum, chemical processing, power generating, water treatment and general industrial markets. Our pump systems and components are manufactured at 30 plants in the United States and throughout the world. We also manufacture a small portion of our pumps through several foreign joint ventures. We market our pump products, which are primarily sold to end users and engineering and construction companies, through our worldwide sales force, regional service and repair centers, independent distributors and sales representatives.

  PRODUCTS

  We manufacture more than 100 different pump models ranging from simple fractional horsepower industrial pumps to high horsepower engineered pumps. Our pumps are manufactured in a wide range of metal alloys and with a variety of configurations including pumps that utilize mechanical seals (sealed pumps) and pumps that do not utilize mechanical seals (Magnetic-Drive pumps).

  SERVICES

  We provide engineered aftermarket services through our global network of approximately 32 service and quick response centers in 17 countries. Our service personnel provide a comprehensive set of equipment maintenance services for flow management control systems, including repair, advanced diagnostics, installation, commissioning, re-rate and retrofit programs, machining and full service solution offerings. A large portion of our service work is performed on a quick response basis, and we offer 24-hour service in all of our major markets.

  The following is a summary list of FPD's general product types and globally recognized brands:

  PRODUCT TYPES

  Centrifugal Pumps

  –
  Chemical Process ANSI and ISO
  –
  Petroleum Process API 610
  –
  Horizontal Between Bearing Single-stage
  –
  Horizontal Between Bearing Multi-stage
  –
  Vertical
  –
  Submersible Motor
  –
  Specialty
  –
  Nuclear

  Positive Displacement Pumps

  –
  Reciprocating
  –
  Gear
  –
  Twin Screw

  BRAND NAMES

– ACEC	– Pacific
– Aldrich	– Pleuger
– Byron Jackson	– Scienco
– Cameron	– Sier-Bath
– Durco	– Worthington-Simpson
– Duriron	– United Centrifugal
– Flowserve	– Western Land Roller
– IDP	– Wilson-Snyder
– Worthington

  NEW PRODUCT DEVELOPMENTS

  Our investments in new product research and development have consistently led to producing more reliable and higher efficiency pumps. The majority of our new products and enhancements are driven by our customers' needs to achieve higher production rates at lower costs. As a result, we continually work with our customers to develop better pump solutions to improve the availability of their pump systems.

  CUSTOMERS

  FPD sells its products to more than 500 customers including leading engineering and construction firms, original equipment manufacturers (OEM), distributors and end users. Our sales mix of original equipment products and aftermarket replacement parts diversifies our business and mitigates somewhat the impact of an economic downturn on our business.

  COMPETITION

  The industry is highly fragmented with more than 50 competitors, however, FPD primarily competes against a relatively limited number of large companies operating on a global scale. Competition is generally based on price, expertise, delivery times, breadth of product offerings, contractual terms, previous installation history and reputation for quality.

  The pump industry has undergone consolidation in recent years, primarily caused by (1) the need to lower costs through reduction of excess capacity in the market and (2) customers' preference to align with global full service suppliers and simplify their supplier base. Despite the consolidation activity, the market remains highly competitive.

  BACKLOG

  FPD's backlog of orders at December 31, 2002 was $495.1 million, compared with $551.4 million at December 31, 2001. We anticipate shipment of a high percentage of the current backlog by December 31, 2003.

FLOW SOLUTIONS DIVISION

Through FSD, we design, manufacture and distribute mechanical seals, sealing systems and parts, and provide related services principally to industrial markets. Flow control products require mechanical seals to be replaced throughout the products' useful lives. The replacement of mechanical seals is an integral part of aftermarket services. Our mechanical seals are used on a variety of pumps, mixers, compressors, steam turbines and specialty equipment, primarily in the petroleum, chemical processing, power generation, water treatment industries and in the general industrial end-markets. We manufacture mechanical seals through 5 plants in the United States and throughout the world. Through FSD's global network of over 50 service and quick response centers, we provide service, repair and diagnostic services for maintaining components of flow control systems.

Our mechanical seal products are primarily marketed through our sales force directly to end users. A portion of our mechanical seal products is sold directly to OEMs for incorporation into pumps, compressors, mixers or other rotating equipment requiring mechanical seals. Distributors and sales agents are also used in the sale of mechanical seals.

  PRODUCTS

  FSD designs, manufactures and distributes approximately 180 different models of mechanical seals and sealing systems. We believe our ability to turn around engineered new seal product orders within 24 hours from the customer's request, through design, engineering, manufacturing, testing and delivery, provides us with a competitive advantage. Our mechanical seals are critical to the reliable operation of pumps, compressors and mixers for prevention of leakage and emissions of hazardous substances and the reduction of shaft wear caused by non-mechanical seals. We also manufacture a gas-lubricated mechanical seal that is used in high-speed compressors for gas transmission and in the oil and gas production markets. We continually update our mechanical seals and sealing systems with new technologies.

  The following is a summary list of FSD's general product types and services and globally recognized brands:

  SERVICES

  We provide aftermarket services through our network of approximately 50 service centers and quick response centers located throughout the world. FSD also provides asset management services and condition data point monitoring for rotating equipment. A large portion of our service work is performed on a quick response basis, and we offer 24-hour service in all of our major markets.

  PRODUCT TYPES

– Cartridge	– Gas Barrier
– Dry-Running	– Service and Repair
– Metal Bellow	– Couplings
– Elastomeric	– Monitoring and Diagnostics
– Split

  BRAND NAMES

– BW Seals	– Flowstar
– Durametallic	– GASPAC
– Five Star Seal	– Pacific Wietz
– Flowserve	– Pac-Seal

  NEW PRODUCT DEVELOPMENTS

  Our investments in new product research and development are focused on developing products that last longer and work more efficiently. Approximately 30% of our original equipment mechanical seal sales for 2002 were sales of products developed within the past 5 years. Our latest mechanical seal and seal system innovations include: (1) a sterilizable mixer seal; (2) a high pressure compressor barrier seal; (3) a new web-based asset management tool; (4) an equipment data point monitoring package; (5) as well as numerous product upgrades and improvements. FSD also markets "Flowstar.Net", an interactive tool FSD uses to actively monitor and manage information relative to equipment performance, which enhances customers' ability to make informed decisions and respond quickly to plant production problems, extend the life of their production equipment and, therefore, lower maintenance expenses.

  CUSTOMERS

  Our mechanical seal products are sold to OEMs for incorporation into pumps, compressors, mixers or other rotating equipment requiring mechanical seals, and directly to end users. FSD's mechanical seal sales are diversified among several industries, including petroleum, chemical, power generation, water treatment and general industries.

  We have established alliances with over 200 customers. These alliances provide significant benefits to us, as well as to our customers, by creating a more efficient supply chain through the improvement of equipment reliability, reduction of procurement and inventory costs and increased communication with our customers. Our alliances help us provide products and services to our customers in a timely and cost-effective manner and they are an effective platform for the quick introduction of new products and services, such as condition data point monitoring, to the marketplace.

  COMPETITION

  We compete against a number of manufacturers in the sale of mechanical seals. Our largest global mechanical seal competitor is John Crane, a unit of Smiths Group Plc.

  BACKLOG

  FSD's backlog of orders at December 31, 2002 was $34.4 million, compared with $38.2 million at December 31, 2001. We believe that virtually all of the current backlog will be shipped by December 31, 2003.

FLOW CONTROL DIVISION

Through FCD, we design, manufacture and distribute manual valves, control valves, nuclear valves, actuators and related equipment and provide a variety of flow control-related services. FCD's valve products are an integral part of a flow control system and are used to control the flow of liquids and gases. Substantially all of FCD's valves are specialized and engineered to perform specific functions within a flow control system.

FCD's products are primarily used by companies that operate in the petroleum, chemical, power generation and general industries. We manufacture valves and actuators through 24 plants in the United States and throughout the world. We also manufacture a small portion of our valves through foreign joint ventures. Manual valve products and valve actuators are distributed through our sales force personnel and a network of distributors. Automatic control valves are marketed through sales engineers and service and repair centers or on a commission basis through sales representatives in our principal markets.

In May 2002, the Company acquired Invensys plc's flow control division ("IFC"). See Note 3 to the consolidated financial statements in the 2002 Annual Report to Shareholders, which is incorporated herein by reference. This acquisition provided us with an expanded offering of valve types and technologies to better serve our customer's flow control needs.

  PRODUCTS

  Our valve, actuator and automated valve accessory offering represents one of the most comprehensive product portfolios in the industry. Our valves are used in a wide variety of applications from general service to highly corrosive environments, as well as in environments experiencing extreme temperatures and/or pressures and applications requiring zero leakage. FCD sells valves to the chemical, power, petroleum and other industries. In addition to traditional valves, FCD also produces valves that incorporate "Smart" valve technologies, which integrate high technology sensors, microprocessor controls and digital positioners into a high performance control valve, permitting real time system analysis, system warnings and remote services. We were the first company to introduce "Smart" valve technologies in response to demands for increased plant automation, more efficient process control and digital communications. FCD offers a growing line of digital products, and it will continue to incorporate digital technologies into its existing products to upgrade performance.

  SERVICES

  We provide aftermarket services through our network of approximately 50 service and quick response centers located throughout the world. Our service personnel provide a comprehensive set of equipment maintenance services for flow control systems, including repair, advanced diagnostics, installation, commissioning, retrofit programs and full machining capabilities. A large portion of our service work is performed on a quick response basis, and we offer 24-hour service in all of our major markets.

  The following is a summary list of FCD's general product types and globally recognized brands:

  PRODUCT TYPES

– Actuator and Accessories	– Digital Communications
– Control Valves	– Manual Quarter-Turn Valves
– Ball Valves	– Valve Automation Systems
– Lubricated Plug Valves	– Valve/Actuator Software
– Pneumatic, Electro Pneumatic and Digital Valves	– Nuclear Valves
– Quarter-Turn Actuators

  BRAND NAMES

– Accord	– NAVAL
– Anchor/Darling	– Noble Alloy
– Argus	– Norbro
– Atomac	– Nordstrom Audco
– Automax	– PMV
– Battig	– P+W
– Durco	– Serck Audco
– Edward	– Sereg
– Kammer	– Schmidt Armaturen
– Limitorque	– Valtek
– McCANNA/MARPAC	– Vogt
– NAF	– Worcester Controls

  NEW PRODUCT DEVELOPMENTS

  Our investments in new product research and development focus on technological leadership and differentiating our product offering. When appropriate, we invest in the redesign of existing products in an effort to improve their performance and continually meet customer needs.

  CUSTOMERS

  FCD's customer mix is diversified within several industries including chemical, petroleum, power and other industries. We sell a mix of original equipment and aftermarket parts.

  COMPETITION

  Like the pump market, the valve market is highly fragmented and has undergone a significant amount of consolidation in recent years. Within the valve industry, we believe that the top ten manufacturers, on a global basis, maintain less than 30% market share.

  BACKLOG

  FCD's backlog of orders at December 31, 2002 was $210.8 million, compared with $77.9 million at December 31, 2001. This increase reflects the IFC acquisition. We anticipate shipping 85% to 90% of the current backlog by December 31, 2003.

GENERAL BUSINESS

  COMPETITION

  The markets for the Company's products are highly competitive. Competition occurs on the basis of price, technical expertise, delivery, contractual terms, previous installation history and reputation for quality. Delivery speed and the proximity of service centers are important with respect to aftermarket products and services. Customers have traditionally been more likely to rely on the Company rather than its competitors for aftermarket products relating to its highly engineered and customized products; provided, however aftermarket competition for standard products is increasing everywhere. Price competition tends to be more significant for OEMs than aftermarket services and has been generally increasing. In the aftermarket portion of its service business, the Company competes against both large and well-established national or global competitors and, in some markets, against smaller regional and local companies, as well as the in-house maintenance departments of the Company's end user customers. In the sale of aftermarket products and services, the Company benefits from the large installed base of pumps and valves which require maintenance, repair and replacement parts.

  In the petroleum industry, the competitors for aftermarket services tend to be the customers utilizing their own in-house capabilities. In other industries, except the nuclear power industry, the competitors for aftermarket services tend to be low cost replicators of spare parts and local independent repair shops for the Company's products. The Company has certain competitive advantages in the nuclear power industry due to its "N Stamp", a prerequisite to serve customers in that industry, and due to the Company's considerable base of proprietary knowledge.

  Generally, our customers are attempting to reduce the number of vendors from which they purchase, thereby reducing the size and diversity of their inventory. Although vendor reduction programs could adversely affect the Company's business, the Company has been successful in entering into alliance arrangements with a number of customers globally to leverage competitive advantages for the Company.

  RESEARCH AND DEVELOPMENT

  The Company conducts research and development at its own facilities in various locations. In 2002, 2001 and 2000, the Company spent approximately $24.4 million, $23.4 million, and $24.8 million, respectively, on Company-sponsored research and development initiatives, primarily developing new products and extending its existing product line.

  The Company's research and development group consists of engineers involved in new product development and the support and improvement of existing products. Additionally, the Company sponsors consortium programs for research with various universities and conducts limited development work jointly with certain of its vendors, licensees and customers. Management believes current expenditures are adequate to sustain the ongoing mission of our research and development activities.

  CUSTOMERS

  The Company sells to a wide variety of customers. No individual customer accounted for more than 10% of the Company's 2002 net sales.

  RISKS OF INTERNATIONAL BUSINESS

  Sales to foreign destinations, including U.S. export sales, were 56% of our sales in 2002, and included business activity in the Middle East. Our activities thus are subject to the customary risks of operating in an international environment, such as military conflicts, unstable political situations, local laws, the potential imposition of trade restrictions or tariff increases and the relationship of the U.S. dollar to other currencies. The impact of these conditions is mitigated somewhat by the strength and diversity of the Company's product lines and geographic coverage. To minimize the impact of foreign exchange rate movements on its operating results, the Company regularly enters into forward exchange contracts to hedge specific foreign currency denominated transactions. See Note 8 to consolidated financial statements in the 2002 Annual Report to Shareholders, which is incorporated by reference in this Form 10-K.

  INTELLECTUAL PROPERTY

  The Company owns a number of trademarks and patents relating to the name and design of its products. The Company considers its trademarks and patents to be an important aspect of its business. In addition, the Company's pool of proprietary information, consisting of know-how and trade secrets relating to the design, manufacture and operation of its products and their use, is considered particularly important and valuable. Accordingly, the Company attempts to proactively protect such proprietary information. The Company, in general, owns the rights to the products which it manufactures and sells and does not depend, in any material way, on any license or franchise to operate.

  RAW MATERIALS

  The principal raw materials we use in manufacturing our products are readily available. The main raw materials we use include bar stock and structural steel, castings, fasteners, gaskets, motors, silicon and carbon faces and fluoropolymer components. While substantially all raw materials are purchased from outside sources, we have been able to obtain an adequate supply of raw materials, and do not anticipate any shortages of such materials. We intend to expand worldwide sourcing to capitalize on low cost sources of purchased goods.

  We are a vertically-integrated manufacturer of certain pump and valve products. Certain corrosion-resistant castings for Company pumps and quarter-turn valves are manufactured at our foundries. Other metal castings are also manufactured at our foundries or they are purchased from outside sources.

  We also produce most of our highly engineered corrosion resistant plastic parts for certain pump and valve product lines. This includes rotomolding as well as injection and compression molding of a variety of fluoropolymer and other plastic materials.

  Suppliers of raw materials for nuclear markets must be qualified by the American Society of Mechanical Engineers and, accordingly, are limited in number. However, to date we have experienced no significant difficulty in obtaining such materials.

  EMPLOYEES AND LABOR RELATIONS

  We employ approximately 14,000 persons of whom approximately one-half work in the United States. Our hourly employees at our pump manufacturing plants located in Vernon, California and Phillipsburg, New Jersey, plus those at our valve manufacturing plants in Williamsport, Pennsylvania and Lynchburg, Virginia and at our foundries in Dayton and Springboro, Ohio are represented by unions. Additionally, some employees at select facilities in the following countries are unionized: Argentina, Austria, Belgium, Brazil, Canada, France, Germany, Italy, Mexico, The Netherlands, Spain and the United Kingdom. We believe employee relations throughout our operations are generally satisfactory, including those represented by unions.

  ENVIRONMENTAL REGULATIONS AND PROCEEDINGS

  The Company is subject to environmental laws and regulations in all jurisdictions in which we have operating facilities. We periodically make capital expenditures to abate and control pollution and to satisfy environmental requirements. At present, we have no plans for any material capital expenditures for environmental control facilities. However, we have experienced and continue to experience operating costs relating to environmental matters, although certain costs have been offset by successful waste minimization programs. Based on information currently available, we believe that future environmental compliance expenditures will not have a material adverse effect on our financial position. We have established reserves which we believe to be adequate to cover potential environmental liabilities.

  EXPORTS

  Licenses are required from U.S. government agencies to export certain of the Company's products from the United States. In particular, products with nuclear applications are restricted, although limitations are placed on the export of certain other pump, valve and mechanical seal products.

  The Company's export sales from the United States to foreign unaffiliated customers were $192.4 million in 2002, $167.3 million in 2001 and $148.1 million in 2000.

  AVAILABILITY OF FORMS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION

  Shareholders of the Company may obtain, without charge, copies of the following documents as filed with the Securities and Exchange Commission: our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, changes in beneficial ownership reports on Form 4, proxy statements and any amendments thereto, as soon as reasonably practical after such material is filed with or furnished to the Securities and Exchange Commission. Copies may be obtained by accessing the Company's website at www.flowserve.com or by providing a written request for such copies or additional information regarding the Company's operating or financial performance to Michael E. Conley, Director, Investor Relations, Flowserve Corporation, 222 W. Las Colinas Blvd., Suite 1500, Irving, Texas 75039-5421.

ITEM 2. PROPERTIES

The Company's corporate headquarters is a leased facility in Irving, Texas encompassing approximately 59,500 square feet.

Information on the principal manufacturing facilities, by segment after giving effect to the IFC Acquisition and certain facility closings completed in 2002, is as follows:

	No. of Plants	Approx. Sq. Footage
PUMP
Domestic:	8	1,521,000
International:	15	2,074,000
FLOW SOLUTIONS
Domestic:	2	172,000
International:	4	184,000
FLOW CONTROL
Domestic:	8	1,100,000
International:	17	1,184,000

Most of the Company's principal manufacturing facilities are owned; its leased facilities are subject to long-term lease agreements.

On the average, the Company utilizes approximately 65% to 80% of its manufacturing capacity, although there is a variation in usage rate among the facilities. The Company could, in general, increase its capacity through the purchase of new or additional manufacturing equipment without obtaining additional facilities.

We maintain a substantial network of domestic and foreign service centers and sales offices. Most of these facilities are leased.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in ordinary routine litigation incidental to its business, none of which we believe to be material to the Company's financial condition. For further information about such litigation, see Note 12 of the Consolidated Financial Statements provided as part of Item 3 of this Form 10-K and incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of the Company (FLS) is traded on the New York Stock Exchange. On February 14, 2003, the Company's records showed approximately 1,714 shareholders of record. Based on these records plus requests from brokers and nominees listed as shareholders of record, the Company estimates there are approximately 12,450 beneficial owners of its common stock. The Company did not pay a dividend on its shares of common stock in 2002 and has no current plans to begin paying dividends.

PRICE RANGE OF FLOWSERVE COMMON STOCK
(INTRADAY HIGH/LOW PRICES)

	2002	2001
First Quarter	$32.43/$22.65	$24.35/$19.22
Second Quarter	$35.09/$28.45	$33.30/$20.76
Third Quarter	$29.70/$ 7.90	$31.15/$18.90
Fourth Quarter	$15.60/$ 7.58	$27.02/$18.70

During 2002, 2001 and 2000, the Company issued 31,100, 27,700 and 26,645 shares of restricted common stock, respectively, pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. Shares were issued for the benefit of directors and certain officers and employees of the Company subject to restrictions on transfer.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data for the five years ended December 31, 2002, beginning on page 79 of the 2002 Annual Report to Shareholders, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management's Discussion and Analysis, beginning on page 27 of the 2002 Annual Report to Shareholders, is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure about market risk beginning on page 39 of the Company's 2002 Annual Report to Shareholders, under the heading "Market Risks Associated with Financial Instruments", is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and accompanying notes appearing on pages 42 through 80 of the 2002 Annual Report to Shareholders, together with the reports thereon of PricewaterhouseCoopers LLP, dated February 3, 2003, appearing on page 26 of the 2002 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CERTAIN OTHER CORPORATE OFFICERS OF THE REGISTRANT

The information contained under the heading "Election of Directors" in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 2003, (the "2003 Proxy Statement") is incorporated herein by reference. The executive officers and certain other corporate officers of the Company, all positions and offices presently held by each person named, their ages as of February 14, 2003, and their business experience during the last five years are stated below. Executive officers serve at the discretion of the Board of Directors.

Name and Position	Age	Principal Occupation During Past Five Years
C. Scott Greer Chairman, President and Chief Executive Officer	52	President since 1999, Chief Executive Officer and Chairman of the Board since 2000; Chief Operating Officer from July to December 1999; President of UT Automotive, a subsidiary of United Technologies Corporation, a supplier of automotive systems and components, from 1997 to 1999; President and a director of Echlin, Inc., an automotive parts supplier, from 1990 to 1997, and its Chief Operating Officer from 1994 to 1997.
Carlos Cardoso Vice President and President Flowserve Pump Division	44
		Vice President and President, Pump Division since 2001; Vice President and General Manager of the Engine Systems and Accessories Division of Honeywell International Inc. (formerly Allied Signal, Inc.) from 1999 to 2001; Vice President and General Manager of Marketing, Sales and Services/Aerospace Services of Allied Signal, Inc from 1998 to 1999. Vice President of Operations for Aerospace Equipment Systems, a division of the Allied Signal Aerospace Sector from 1996 to 1998.
David F. Chavenson Vice President and Treasurer	50
		Vice President and Treasurer since 2001; Senior Vice President and Chief Financial Officer for Worldwide Flight Services, Inc. from 2000 to 2001; Vice President, Finance and Chief Financial Officer of Rutherford—Moran Oil Corporation from 1996 to 1999.
Mark D. Dailey Vice President, Supply Chain and Continuous Improvement	44
		Vice President, Supply Chain and Continuous Improvement, since 1999; Vice President, Supply Chain and other supply chain management positions, from 1992 to 1999 for the North American Power Tools Division of The Black and Decker Company, a manufacturer of power tools, fastening and assembly systems and security hardware and plumbing products.

Thomas E. Ferguson Vice President and President Flow Solutions Division	46
		President of Flow Solutions Division since 2002; joined the Company in 1987 and named Vice President and General Manager FSD North America in 1999; Vice President of Marketing and Technology for the Seal Division in 1997 to 1999; numerous marketing, technology and sales positions in both BW/IP Pump and Seal Divisions from 1987 to 1997.
Kathleen A. Giddings Vice President and Controller	40	Vice President and Corporate Controller since 2000; Division Vice President and Controller of the Pump Division from 1997 to 2000; and Corporate Controller from 1993 to 1997.
Renée J. Hornbaker Vice President and Chief Financial Officer	50
		Vice President and Chief Financial Officer since 1997; Vice President, Business Development and Chief Information Officer in 1997; Vice President, Finance and Chief Financial Officer of BW/IP, Inc. in 1997; Vice President, Business Development of BW/IP from 1996 to 1997.
John H. Jacko Vice President, Marketing and Customer Management	45
		Vice President of Marketing since 2002; Division Vice President of FPD Marketing and Customer Management from 2001-2002; Vice President of Customer & Product Support for the Engines and Systems Business, as well numerous other roles at Honeywell Aerospace from 1999 to 2001; served as Vice President of Sales and Service, Commercial Transport at Allied Signal Aerospace, as well as numerous other roles from 1995 to 1999.
Rory E. MacDowell Vice President and Chief Information Officer	52	Vice President and Chief Information Officer since 1998; Chief Information Officer of Keystone International, Inc., a manufacturer and distributor of flow control products from 1993 to 1997.
Cheryl D. McNeal Vice President Human Resources	52	Vice President of Human Resources since 1996; also served as Assistant Vice President of Human Resources and other Human Resources Management positions at NCR from 1978 to 1996.
J.B. Nowlin Vice President of Tax	58	Vice President of Tax since 2000; served as Director Tax for Smurfit-Stone Container Corporation from 1987 to 2000.
George A. Shedlarski Vice President and President Flow Control Division	58
		President of Flow Control Division since 1999 and President of Flow Solutions Division from 1999-2002; President, Fluid Sealing Division from 1997 to 1999; President, Service Repair Division in 1997; President, Rotating Equipment Group in 1997; Group Vice President, Industrial Products Group from 1994 to 1997.
Ronald F. Shuff Vice President, Secretary and General Counsel	50	Vice President since 1990 and Secretary and General Counsel since 1988.

The Company's principal executive officer and CEO, principal financial officer and CFO, principal accounting officer and controller, and other senior financial managers performing similar functions have adopted and executed a Financial Management Code of Ethics that specifically relates to their financial reporting duties, an example of which is attached hereto as Exhibit 14.1. The Company intends to disclose any change in its Financial Management Code of Ethics or the grant of any waiver of any ethics provision in such code to any specified officer or manager via a 8-K report filed with the Securities and Exchange Commission. In addition, any 8-K reports filed in connection herewith shall be posted on the Company's website at www.flowserve.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is set forth in the 2003 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining avail- able for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,957,483	$21.81	509,741
Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	2,957,483	$21.81	509,741

The additional information required by this Item 12 is set forth in the 2003 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is set forth in the 2003 Proxy Statement and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

The information required by this Item 14 is set forth on pages 39 and 40, under the caption "Controls and Procedures" in the Company's 2002 Annual Report to Shareholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
1. Financial Statements

  The financial statements listed on the accompanying Index to Financial Statements and Financial Statement Schedule, on page F-1 hereof, are incorporated by reference from the Company's 2002 Annual Report to Shareholders as part of this Form 10-K.

  2. Financial Statement Schedule

  The required financial statement schedule, together with the report thereon of PricewaterhouseCoopers LLP, dated February 3, 2003, listed in the accompanying Index to Financial Statements and Financial Statement Schedule on page F-1 hereof, is filed as part of this Form 10-K.

  3. Exhibits

  The exhibits listed on the accompanying Index to Exhibits on pages 15 through 20 are either incorporated by reference or they are attached hereto as part of this Form 10-K.

(b)
Reports on Form 8-K

  On November 21, 2002, the Company filed a Form 8-K reaffirming its 2002 full year estimated earnings per share. The Company also filed a Form 8-K on December 23, 2002, announcing that it increased the number of directors that would serve on its board of directors from nine (9) to ten (10) and that its board of directors had elected Christopher A. Bartlett to serve as the new director until the next annual shareholders meeting.

(c)
See Item 15(a) 3 above.

(d)
See Item 15(a) 2 above.

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
2.3
Agreement and Plan of Merger among Flowserve Corporation, Forest Acquisition Sub., Inc. and Innovative Valve Technologies, Inc., dated as of November 18, 1999, was filed as Exhibit 99(c)(1) to the Schedule 14 D-1 Tender Offer Statement and Statement on Schedule 13-D dated as of November 22, 1999.
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
10.18	Amendment No. 1 to Director Retirement Plan was filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**
10.19	The Company's Benefit Equalization Pension Plan (the "Equalization Plan") was filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.**
10.20	Amendment No. 1 dated December 15, 1992 to the Equalization Plan was filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.**
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
10.33	Flowserve Corporation 1998 Restricted Stock Plan was included as Exhibit A to the Company's 1999 Proxy Statement which was filed on April 9, 1998.**
10.34	Amendment No. 1 to the Flowserve Corporation 1998 Restricted Stock Plan was filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.**
10.35	Amendment No. 2 to the Flowserve Corporation 1998 Restricted Stock Plan was filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.**
10.36	Amendment No. 3 to Flowserve Corporation 1998 Restricted Stock Plan was filed as Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.**

10.37	Amendment No. 4 to the Flowserve Corporation 1998 Restricted Stock Plan was filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.**
10.38	Flowserve Corporation 1998 Restricted Stock Dividend Plan (effective October 1, 2000) was filed as Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.**
10.39	Employment Agreement, effective July 1, 1999, between the Company and C. Scott Greer was filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.**
10.40	Loan Agreement between the Company and C. Scott Greer was filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.**
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
10.43	First Amendment to the 2000 Credit Agreement dated November 9, 2001, was filed as Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.
10.44	Amendment to Master Benefit Trust Agreement was filed as Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.**
10.45	Executive Severance Arrangement was filed as Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.**
10.46	Flowserve Corporation Executive Officers Change In Control Severance Plan, effective January 1, 2002 (filed herewith).**
10.47	Flowserve Corporation Officers Change In Control Severance Plan, effective January 1, 2002 (filed herewith).**
10.48	Flowserve Corporation Key Management Change In Control Severance Plan, effective January 1, 2002 (filed herewith).**
10.49	Amendment No. 1 to the Flowserve Corporation Flex Health & Welfare Plan, as amended and restated, effective December 1, 2002 (filed herewith).**
10.50	Amendment No. 1 to the Flowserve Corporation Deferred Compensation Plan, as amended and restated, effective June 1, 2000 (filed herewith).**
10.51	2002 Restricted Stock Unit Plan, effective December 1, 2002 (filed herewith).**
10.52	Flowserve Corporation Senior Management Retirement Plan, effective July 1, 1999 (filed herewith).**

10.53	Flowserve Corporation Supplemental Executive Retirement Plan, effective July 1, 1999 (filed herewith).**
10.54	Flowserve Corporation Performance Unit Plan, effective January 1, 2001 (filed herewith).**
13.1	2002 Annual Report to Shareholders (filed herewith as part of this Form 10-K report to the extent incorporated herein by reference).
14.1
Flowserve Financial Management Code of Ethics adopted by the Company's principal executive officer and CEO, principal financial officer and CFO, principal accounting officer and controller, and other senior financial managers (filed herewith as part of this report and incorporated herein by reference).
21.1	Subsidiaries of the Company (filed herewith).
22.1	2003 Proxy Statement (filed herewith as part of this Form 10-K report to the extent incorporated herein by reference).
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
"*"	For exhibits of the Company incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission, the Company's file number with the Commission since July 1997 is "1-13179" and the previous file number was "0-325."
"**"	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

Forward-Looking Information is Subject to Risk and Uncertainty

This Annual Report on Form 10-K and other written reports and oral statements made from time-to-time by the Company contain various forward-looking statements and include assumptions about the Company's future financial and market conditions, operations and results. These statements are based on current expectations and are subject to significant risks and uncertainties. They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Among the many factors that could cause actual results to differ materially from the forward-looking statements are:

  –
  changes in the financial markets and the availability of capital;

  –
  changes in the already competitive environment for the Company's products or competitors' responses to the Company's strategies;

  –
  the Company's ability to integrate past and future acquisitions into its management and operations;

  –
  political risks, military actions or trade embargoes affecting customer markets, including the possibility of a war with Iraq and its potential impact on Middle Eastern markets and global petroleum producers;

  –
  the health of the petroleum, chemical, power and water industries;

  –
  economic conditions and the extent of economic growth in areas inside and outside the United States;

  –
  unanticipated difficulties or costs associated with the implementation of systems, including software;

  –
  the Company's relative geographical profitability and its impact on the Company's utilization of foreign tax credits;

  –
  the recognition of expenses associated with adjustments to realign the combined Company and acquisition facilities and other capabilities with its strategic and business conditions, including, without limitation, expenses incurred in restructuring the Company's operations to incorporate acquisition facilities;

  –
  the Company's ability to meet the financial covenants and other requirements of its financing agreements;

  –
  repercussions from the terrorist attacks of September 11, 2001, the threat of future attacks and the response of the United States to those attacks;

  –
  technological developments in the Company's products as compared with those of its competitors;

  –
  changes in prevailing interest rates and the effective interest costs which the Company bears; and

  –
  adverse changes in the regulatory climate and other legal obligations imposed on the Company.

The Company undertakes no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of February 2003.

FLOWSERVE CORPORATION (Registrant)
By:	/s/ C. Scott Greer C. Scott Greer Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ C. Scott Greer C. Scott Greer	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 21, 2003
/s/ Renée J. Hornbaker Renée J. Hornbaker	Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2003
/s/ Kathleen A. Giddings Kathleen A. Giddings	Vice President and Controller (Principal Accounting Officer)	February 21, 2003
/s/ Diane C. Harris Diane C. Harris	Director, Chairman of Audit/Finance Committee	February 21, 2003
/s/ William C. Rusnack William C. Rusnack	Director, Member Audit/Finance Committee	February 21, 2003
/s/ Charles M. Rampacek Charles M. Rampacek	Director, Member Audit/Finance Committee	February 21, 2003
/s/ James O. Rollans James O. Rollans	Director, Member Audit/Finance Committee	February 21, 2003
/s/ Kevin E. Sheehan Kevin E. Sheehan	Director	February 21, 2003

CERTIFICATION PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, C. Scott Greer, Chief Executive Officer of the Flowserve Corporation, certify that:
1.	I have reviewed this annual report on Form 10-K of Flowserve Corporation;
2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.
5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:
(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 21, 2003

/s/ C. Scott Greer
C. Scott Greer
Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Renée J. Hornbaker, Chief Financial Officer of the Flowserve Corporation, certify that:
1.	I have reviewed this annual report on Form 10-K of Flowserve Corporation;
2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
	(b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.
5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committeee of the registrant's board of directors:
(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 21, 2003

/s/ Renée J. Hornbaker
Renée J. Hornbaker
Vice President and Chief Financial Officer

FLOWSERVE CORPORATION
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
Item 15(a)(1) and (2)

	Annual Report To Shareholders	Annual Report on Form 10-K
Flowserve Corporation Consolidated Financial Statements
Report of Independent Accountants	26
Consolidated Balance Sheets at December 31, 2002 and 2001	43
For each of the three years in the period ended December 31, 2002:
Consolidated Statements of Operations	42
Consolidated Statements of Comprehensive Income/(Loss)	42
Consolidated Statements of Shareholders' Equity	44
Consolidated Statements of Cash Flows	45
Notes to Consolidated Financial Statements	46
Flowserve Corporation Financial Statement Schedule for each of the three years in the period ended December 31, 2002
Report of Independent Accountants on Financial Statement Schedule		F-2
Schedule II - Valuation and Qualifying Accounts		F-3

Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE

To The Board of Directors of Flowserve Corporation:

Our audits of the consolidated financial statements referred to in our report dated February 3, 2003 appearing in the 2002 Annual Report to Shareholders of Flowserve Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Dallas, Texas

February 3, 2003

FLOWSERVE CORPORATION
 Schedule II – Valuation and Qualifying Accounts
(dollars in thousands)

Column A	Column B	Column C		Column D	Column E
	Balance at beginning of year	(1)Additions charged to cost and expenses	(2)Additions charged to other accounts— acquisitions and related adjustments	Deductions from reserve	Balance at end of year
Description
Year ended December 31, 2002:
Allowance for doubtful accounts (a):	$20,800	$3,091	$2,423	$(5,304)	$21,010

Year ended December 31, 2001:
Allowance for doubtful accounts (a):	$18,481	$4,556	$2,087	$(4,324)	$20,800

Year ended December 31, 2000:
Allowance for doubtful accounts (a):	$5,705	$2,782	$11,386	$(1,392)	$18,481

Year ended December 31, 2002:
Inventory reserves (b):	$42,986	$4,093	$—	$(6,704)	$40,375

Year ended December 31, 2001:
Inventory reserves (b):	$37,114	$4,949	$5,948	$(5,025)	$42,986

Year ended December 31, 2000:
Inventory reserves (b):	$18,935	$6,066	$17,195	$(5,082)	$37,114

(a)
Deductions from reserve represent accounts written off net of recoveries.
(b)
Deductions from reserve represent inventory disposed of or written off.

QuickLinks

  DOCUMENTS INCORPORATED BY REFERENCE
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CERTAIN OTHER CORPORATE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
INDEX TO EXHIBITS
Forward-Looking Information is Subject to Risk and Uncertainty
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
FLOWSERVE CORPORATION INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE Item 15(a)(1) and (2)
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE