Form 10-Q
period 2003-03-31
FLOWSERVE CORP
filed 2003-05-12
CIK 30625

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                               TO

Commission file number 1-13179

FLOWSERVE CORPORATION
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of organization)	31-0267900 (I.R.S. Employer Incorporation or Identification No.)
222 W. Las Colinas Boulevard Suite 1500, Irving (Address of principal executive offices)	75039 (Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act). Yes ☒    No ☐

Shares of Common Stock, $1.25 par value, outstanding as of May 5, 2003	55,231,951

FLOWSERVE CORPORATION
INDEX

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

FLOWSERVE CORPORATION
(Unaudited)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2003	2002
Sales	$564,011	$447,050
Cost of sales	394,509	305,015

Gross profit	169,502	142,035
Selling, general and administrative expense	128,324	100,156
Integration expense	6,410	—
Restructuring expense	1,012	—

Operating income	33,756	41,879
Net interest expense	20,247	21,819
Loss on optional prepayments of debt	159	—
Other expense, net	768	464

Earnings before income taxes	12,582	19,596
Provision for income taxes	4,341	6,859

Net earnings	$8,241	$12,737

Earnings per share (basic and diluted):	$0.15	$0.28

Average shares outstanding—basic	55,151	45,176
Average shares outstanding—diluted	55,233	45,805

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Three Months Ended March 31,
(Amounts in thousands)	2003	2002
Net earnings	$8,241	$12,737

Other comprehensive income (expense):
Foreign currency translation adjustments	4,534	(14,826)
Cash flow hedging activity, net of tax effects	(215)	862

Other comprehensive income (expense)	4,319	(13,964)

Comprehensive income (loss)	$12,560	$(1,227)

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,516	$49,293
Accounts receivable, net	491,799	490,811
Inventories	435,800	431,243
Deferred taxes	36,754	26,460
Prepaid expenses	29,673	33,225

Total current assets	1,032,542	1,031,032
Property, plant and equipment, net	457,373	464,448
Goodwill	832,450	833,492
Other intangible assets, net	174,469	176,497
Other assets	110,367	102,196

Total assets	$2,607,201	$2,607,665

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$220,710	$230,603
Accrued liabilities	227,243	222,797
Long-term debt due within one year	31,600	38,610

Total current liabilities	479,553	492,010
Long-term debt due after one year	1,045,754	1,055,748
Retirement benefits and other liabilities	313,832	304,217
Shareholders' equity:
Serial preferred stock, $1.00 par value, 1,000 shares authorized, no shares issued	—	—
Common shares, $1.25 par value	72,018	72,018
Shares authorized—120,000
Shares issued—57,614
Capital in excess of par value	477,999	477,635
Retained earnings	417,263	409,023

	967,280	958,676
Treasury stock, at cost—2,819 and 2,794 shares	(64,317)	(63,809)
Deferred compensation obligation	7,289	7,332
Accumulated other comprehensive loss	(142,190)	(146,509)

Total shareholders' equity	768,062	755,690

Total liabilities and shareholders' equity	$2,607,201	$2,607,665

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Amounts in thousands)	2003	2002
Cash flows—Operating activities:
Net earnings	$8,241	$12,737
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	15,483	11,637
Amortization	2,559	1,377
Amortization of prepaid financing fees and discount	537	1,385
Loss on optional prepayments of debt	159	—
Net gain on the disposition of fixed assets	(47)	(390)
Change in assets and liabilities:
Accounts receivable	6,794	12,880
Inventories	(450)	(9,932)
Prepaid expenses	(1,116)	4,214
Other assets	(461)	(2,949)
Accounts payable	(15,620)	11,885
Accrued liabilities	(7,569)	(13,547)
Income taxes payable	3,673	3,715
Retirement benefits and other liabilities	3,628	1,087
Net deferred taxes	(2,235)	(4,609)

Net cash flows provided by operating activities	13,576	29,490

Cash flows—Investing Activities:
Capital expenditures	(5,536)	(6,109)
Cash received for disposal of assets	—	1,125

Net cash flows used by investing activities	(5,536)	(4,984)

Cash flows—Financing activities:
Net repayments under lines of credit	—	(28,000)
Payments of long-term debt	(20,000)	(8,411)
Net proceeds from stock option activity	—	10,251
Other	—	(163)

Net cash flows used by financing activities	(20,000)	(26,323)

Effect of exchange rate changes	1,183	(1,078)

Net change in cash and cash equivalents	(10,777)	(2,895)
Cash and cash equivalents at beginning of year	49,293	21,533

Cash and cash equivalents at end of period	$38,516	$18,638

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

1. Basis of Presentation and Accounting Policies

Basis of Presentation

The accompanying consolidated balance sheet as of March 31, 2003, and the related consolidated statements of operations and comprehensive income/(loss) for the three months ended March 31, 2003 and 2002, and the consolidated statements of cash flows for the three months ended March 31, 2003 and 2002, are unaudited. In management's opinion, all adjustments comprising normal recurring adjustments necessary for a fair presentation of such consolidated financial statements have been made.

The accompanying consolidated financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X and do not contain certain information included in the Company's annual financial statements and notes to the financial statements. Accordingly, the accompanying consolidated financial information should be read in conjunction with the Company's 2002 Annual Report on Form 10-K. Interim results are not necessarily indicative of results to be expected for a full year.

Stock-Based Compensation

The Company has several stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Currently, no stock-based employee compensation cost is reflected in net earnings for stock option grants, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant. However, as discussed more fully in Note 2, the Company is evaluating whether to adopt a transition option under FASB Statement (SFAS) No. 148, "Accounting for Stock-Based Compensation" to include all stock-based compensation in income.

Awards of restricted stock are generally valued at the market price of the Company's common stock on the date of grant and recorded as unearned compensation within shareholder's equity. The unearned compensation is amortized to compensation expense over the vesting period of the restricted stock.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation, calculated using the Black-Scholes option-pricing model.

	Quarter Ended March 31,
	2003	2002
Net earnings, as reported	$8,241	$12,737
Restricted stock compensation expense included in net earnings, net of related tax effects	62	203
Less: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(588)	(761)

Pro forma net earnings	$7,715	$12,179
Earnings per share (basic and diluted):
As reported	$.15	$.28
Pro forma	$.14	$.27

Because the determination of the fair value of all options granted includes an expected volatility factor and because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects for future years.

Other Accounting Policies

The Company's accounting policies, for which no changes have occurred in the quarter ended March 31, 2003, are detailed in Note 1 of its Annual Report on Form 10-K.

2. Recent Accounting Developments

Pronouncements Implemented

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Generally, this pronouncement requires companies to recognize the fair value of liabilities for retiring their facilities at the point that legal obligations associated with their retirement are incurred, with an offsetting increase to the carrying value of the facility. The expense associated with the retirement becomes a component of a facility's depreciation, which is recognized over its useful life. The Company adopted SFAS No. 143 on January 1, 2003, however the adoption did not have a significant effect on its consolidated financial position or results of operations due to limited abandonment and retirement obligations associated with its facilities.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The most significant impact of SFAS No. 145 is to eliminate the requirement that gains and losses from the extinguishment of debt be classified as an extraordinary item unless these items are infrequent and unusual in nature. The Company adopted SFAS No. 145 on January 1, 2003 and will reclassify its previously reported extraordinary items from the second, third and fourth quarters of 2002, which relate to early extinguishment of debt, to become a component of earnings before income taxes.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized initially at fair value when the liability is incurred. Under previous accounting rules, costs to exit or dispose of an activity were generally recognized at the date that the exit or disposal plan was committed to and communicated. The Company adopted SFAS No. 146 on January 1, 2003 to account for exit and disposal activities arising after that date.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions", which became effective for the

Company upon issuance. SFAS No. 147 does not have applicability to the Company and therefore its implementation did not impact the financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, which became effective for the Company upon its issuance. SFAS No. 148 provides three transition options for companies that account for stock-based compensation, such as stock options, under the intrinsic-value method to convert to the fair value method. SFAS No. 148 also revised the prominence and character of the disclosures related to companies' stock-based compensation. For 2003, the Company is evaluating whether to adopt a transition option to include all stock-based compensation in income under the provisions of SFAS No. 148. The Company has included the disclosures prescribed by SFAS No. 148 within the consolidated financial statements.

During November 2002, the FASB issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 generally requires a guarantor to recognize a liability for obligations arising from guarantees. FIN No. 45 also requires new disclosures for guarantees meeting certain criteria outlined in that pronouncement. The disclosure requirements of FIN No. 45 became effective for the Company at December 31, 2002 and were implemented as of that date. The recognition and measurement provisions of FIN No. 45 became effective on January 1, 2003 and have been implemented for guarantees issued after that date.

Pronouncements Not Yet Implemented

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting and reporting for derivative contracts, including hedges. The amendments and clarifications under SFAS No. 149 generally serve to codify the conclusions reached by the Derivatives Implementation Group, to incorporate other FASB projects on financial instruments, and to clarify other implementation issues. SFAS No. 149 becomes effective prospectively for the Company for derivative contracts entered into or modified after June 30, 2003. The Company does not expect that the implementation of SFAS No. 149 will have a material effect on its consolidated financial position or results of operations.

During January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 provides guidance for companies having ownership of variable interest entities, typically referred to as special purpose entities, in determining whether to consolidate such variable interest entities. FIN No. 46 has immediate applicability for variable interest entities created after January 31, 2003 or interests in variable interest entities obtained after that date. For interests in variable interest entities obtained prior to February 1, 2003, FIN No. 46 becomes effective on July 1, 2003. The Company does not believe the adoption will have a significant effect on its consolidated financial position or results of operations.

3. Allowance for Doubtful Accounts

Accounts receivable are stated net of the allowance for doubtful accounts of $20.1 million and $21.0 million at March 31, 2003 and December 31, 2002, respectively.

4. Goodwill

The changes in the carrying amount of goodwill for the first quarter ending March 31, 2003 are as follows:

(Amounts in thousands)	Flowserve Pump	Flow Solutions	Flow Control	Total
Balance as of December 31, 2002	$462,231	$29,512	$341,749	$833,492
Refinements to purchase price allocation of IFC(1)	—	—	(1,889)	(1,889)
Currency translation	934	507	(594)	847

Balance as of March 31, 2003	$463,165	$30,019	$339,266	$832,450

  (1)
  Relates primarily to changes in estimated deferred taxes offset in part by reductions to allocated fair value of certain facilities.

5. Derivative Instruments and Hedges

The Company enters into forward contracts to hedge its risk associated with transactions denominated in foreign currencies. The Company's risk management and derivatives policy specify the conditions in which the Company enters into derivative contracts. As of March 31, 2003, the Company had approximately $39.7 million of notional amount in outstanding contracts with third parties. As of March 31, 2003, the maximum length of any forward contract in place was 26 months. The fair value of outstanding forward contracts entered into by the Company at March 31, 2003 was $2.9 million and $3.3 million at December 31, 2002. During the quarters ended March 31, 2003 and 2002, the Company recognized changes in fair value, net of reclassifications, of $(0.2) million and $(0.4) million, before income taxes, in comprehensive income related to its forward contracts.

The Company, also as part of its risk management program, enters into interest rate swap agreements to hedge its exposure to floating interest rates on certain portions of its debt. As of March 31, 2003, the Company had $215.0 million of notional amount in outstanding interest rate swaps with third parties. As of March 31, 2003, the maximum length of any interest rate contract in place was approximately 43 months. At March 31, 2003, the fair value of the interest rate swap agreements was a liability of $10.0 million and $9.8 million at December 31, 2002. During the quarters ended March 31, 2003 and 2002, the Company recognized changes in fair value, net of reclassifications, of $(0.1) million and $1.8 million, before income taxes, in comprehensive income related to its interest rate swap agreements.

The Company is exposed to risk from credit-related losses resulting from nonperformance by counterparties to its financial instruments. The Company performs credit evaluations of its counterparties under forward contracts and interest rate swap agreements and expects all counterparties to meet their obligations and has experienced no credit losses from its counterparties. Hedging related transactions recorded in comprehensive income are presented net of deferred taxes calculated at 37%.

6. Acquisition of Invensys Flow Control

On May 2, 2002, the Company completed its acquisition of Invensys plc's flow control division (IFC) for an aggregate purchase price of $535 million, subject to adjustment pursuant to the terms of the purchase and sale agreement. IFC manufactures valves, actuators and associated flow control products, and provides the Company with a more balanced mix of revenue among pumps, valves and seals as well as a more diversified geographic and end market mix. The Company financed the acquisition and associated transaction costs with a combination of bank financing and net proceeds of approximately $276 million received from the issuance of 9.2 million shares of common stock in April 2002.

The operating results of IFC have been included in the consolidated statement of operations from the date of acquisition. The purchase price for the IFC acquisition has been allocated to assets acquired and liabilities assumed based on estimated fair value at the date of acquisition.

The purchase price allocation may require further refinements upon finalization of the beginning balance sheet, including deferred tax effects. The Company expects to finalize the purchase price allocation during the second quarter of 2003.

The table below reflects unaudited pro forma results of the Company and IFC as if the acquisition had taken place at the beginning of 2002, including estimated purchase accounting adjustments and financing costs.

(Amounts in thousands, except per share data)	Quarter Ended March 31, 2002
Net sales	$575,766
Net earnings	24,867
Net earnings per share (basic and diluted)	$0.45

7. Debt

Debt, including capital lease obligations, consisted of:

(Amounts in thousands)	March 31, 2003	December 31, 2002
Term Loan Tranche A, interest rate of 3.85% and 5.06% (Euro) in 2003 and 3.85% and 5.19% (Euro) in 2002	$253,655	$259,265
Term Loan Tranche C, interest rate of 4.12% in 2003 and 4.19% in 2002	566,473	580,473
Senior Subordinated Notes net of discount, interest rate of 12.25%	256,620	253,988
Capital lease obligations and other	606	632

	1,077,354	1,094,358
Less amounts due within one year	31,600	38,610

Total debt due after one year	$1,045,754	$1,055,748

Senior Credit Facilities

As of March 31, 2003 and December 31, 2002, the Company's senior credit facilities are composed of Tranche A and Tranche C term loans and a revolving credit facility. In 2002, the Company made $33.8 million of scheduled and $170 million of optional prepayments on the term loans. On March 31, 2003, the Company prepaid $20 million of the term loans, as it had no scheduled payments due as a consequence of the optional prepayments in 2002.

The term loans, which were amended and restated in connection with the IFC acquisition, require scheduled principal payments which began in 2001 for the Tranche A loan and in 2002 for the Tranche C loan. The Tranche A and Tranche C loans have ultimate maturities of June 2006 and June 2009, respectively. The term loans bear floating interest rates based on LIBOR plus a borrowing spread, or the prime rate plus a borrowing spread, at the option of the Company. The borrowing spread for the senior credit facilities can increase or decrease based on the leverage ratio as defined in the credit facility agreement and on the Company's public debt ratings.

Under the senior credit facilities, the Company also has a $300 million revolving credit facility that expires in June 2006. The revolving credit facility also allows the Company to issue up to $200 million in letters of credit. As of March 31, 2003 and December 31, 2002, there were no amounts outstanding under the revolving credit facility. The Company had issued $52.7 million and $51.8 million of letters of credit under the facility, which reduced borrowing capacity of the facility to $247.3 million and $248.2 million at March 31, 2003 and December 31, 2002, respectively.

The Company is required, under certain circumstances as defined in the credit facility, to use a percentage of excess cash generated from operations to reduce the outstanding principal of the term loans in the following year.

No additional principal payments became due in 2003 or 2002 under this provision.

Senior Subordinated Notes

At March 31, 2003, the Company had $186.5 million and EUR 64 million (equivalent to $70.1 million) face value of Senior Subordinated Notes outstanding.

The Senior Subordinated notes were originally issued in 2000 at a discount to yield 12.5%, but have a coupon interest rate of 12.25%. Approximately one-third of these Senior Subordinated Notes were repurchased at a premium in 2001 utilizing proceeds from an equity offering.

Beginning in August 2005, all remaining Senior Subordinated Notes outstanding become callable by the Company at 106.125% of face value. Interest on the Notes is payable semi-annually in February and August.

Debt Covenants

The provisions of the Company's senior credit facilities require it to meet or exceed specified defined financial covenants, including a leverage ratio, an interest coverage ratio, and a fixed charge coverage ratio. Further, the provisions of these and other debt agreements generally limit or restrict indebtedness, liens, sale and leaseback transactions, asset sales and payment of dividends, capital expenditures and other activities. As of March 31, 2003 and December 31, 2002, the Company was in compliance with all covenants under its debt facilities.

8. Sales of Accounts Receivable

The Company, through certain of its European subsidiaries, factors certain current accounts receivable without recourse. The various agreements have different terms, including options for renewal, none of which extend beyond December 2005. Under the Company's senior credit facility, such factoring is limited to $50 million.

At March 31, 2003 and December 31, 2002, respectively, the Company had received approximately $8 million and $17 million in cash from the factor under its most significant factoring program, which represents its purchase of $10 million and $21 million of receivables. As of these dates, the Company established a receivable from the factors for the $2 million and $4 million to be recouped upon payment by the customer. In the first quarter of 2003, the Company recognized approximately $0.2 million of loss in factoring receivables.

Additionally, the Company maintains other less significant factoring programs.

9. Inventories

Inventories are stated at lower of cost or market. Cost is determined for U.S. inventories by the last-in, first-out (LIFO) method and for other inventories by the first-in, first-out (FIFO) method.

Inventories and the method of determining costs were:

(Amounts in thousands)	March 31, 2003	December 31, 2002
Raw materials	$108,519	$106,998
Work in process	233,135	235,195
Finished goods	238,735	242,795
Less: Progress billings	(74,068)	(80,943)
Less: Excess and obsolete reserve	(38,034)	(40,375)

	468,287	463,670
LIFO reserve	(32,487)	(32,427)

Net inventory	$435,800	$431,243

Percent of inventory accounted for by:
LIFO	57%	57%
FIFO	43%	43%

10. Accumulated Depreciation on Property, Plant and Equipment

Property, plant and equipment are stated net of accumulated depreciation of $369.3 million and $348.7 million at March 31, 2003 and December 31, 2002, respectively.

11. Restructuring and Integration of IFC

Restructuring Costs

In June 2002, in conjunction with the IFC acquisition, the Company initiated a restructuring program designed to reduce costs and eliminate excess capacity by consolidating facilities, closing 18 valve facilities, including 10 service facilities, and reducing sales and related support personnel. The Company's actions, some of which were approved and committed in 2002 with the remaining actions approved and communicated in 2003, are expected to result in a gross reduction of approximately 921 positions and a net reduction of approximately 623 positions. Through March 31, 2003, 660 gross positions and 458 net positions had been eliminated pursuant to the program.

The Company established a restructuring reserve of $11.0 million upon acquisition of IFC, and increased the reserve by a total of $9.6 million during the latter half of 2002. The Company recognized an additional $2.0 million in the first quarter of 2003 for this program, primarily related to the closure of certain service facilities and the related reductions in workforce. The Company expects to pay the majority of these costs during 2003. Cumulative costs associated with the closure of Flowserve facilities of $5.3 million have been recognized as a restructuring expense in operating results since the date of acquisition. Cumulative costs associated with the closure of IFC facilities of $17.2 million and related deferred taxes of $6.4 million became part of the purchase price allocation of the transaction. The effect of these closure costs for IFC facilities increased the amount of goodwill otherwise recognizable as a result of the IFC acquisition.

The following illustrates activity related to the IFC restructuring reserve:

(Amounts in thousands)	Severance	Other Exit Costs	Total
Balance at June 5, 2002—program commencement	$6,880	$4,160	$11,040
Additional accruals	6,896	2,736	9,632
Cash expenditures	(3,037)	(1,241)	(4,278)

Balance at December 31, 2002	$10,739	$5,655	$16,394
Additional accruals	1,407	544	1,951
Cash expenditures	(3,382)	(726)	(4,108)

Balance at March 31, 2003	$8,764	$5,473	$14,237

Integration Costs

During the first quarter of 2003, the Company incurred integration expense of $6.4 million in conjunction with the integration of IFC, of which over 95% resulted from cash payments.

Expenses classified as integration during the first quarter of 2003 represent period costs associated with acquisition-related activities such as relocation of product lines from closing to receiving facilities, realignment of receiving facilities, performance and retention bonuses, idle manufacturing costs and costs related to the integration team. Integration costs of other periods may also include asset impairments.

The Company expects additional restructuring and integration expenses related to the IFC acquisition throughout 2003. The Company expects to complete the identification of its restructuring and integration initiatives from the IFC acquisition in 2003.

12. Warranty Reserve

The following is a summary of the activity in the Company's warranty reserve as of the first quarter of 2003:

Quarter Ended March 31, 2003
Balance as of December 31, 2002	$15,429
Accruals during the first quarter for warranty expense	3,501
Settlements made during the first quarter	(4,140)

Balance as of March 31, 2003	$14,790

13. Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	Quarter Ended March 31,
(Amounts in thousands, except per share amounts)	2003	2002
Net earnings	$8,241	$12,737

Denominator for basic earnings per share—weighted average shares	55,151	45,176
Effect of potentially dilutive securities	82	629

Denominator for diluted earnings per share—weighted average shares	55,233	45,805

Net earnings per share—basic	$0.15	$0.28

Net earnings per share—diluted	$0.15	$0.28

Options outstanding with an exercise price greater than the average market price of the common stock were not included in the computation of diluted earnings per share.

The following summarizes options to purchase common stock that were excluded from the computations of potentially dilutive securities:

	March 31, 2003	March 31, 2002
Total number excluded	2,855,340	749,166
Weighted average exercise price	$22.33	$29.92

14. Contractual Obligations And Commercial Commitments

The following table presents a summary of the Company's contractual obligations at March 31, 2003:

	Payments Due By Period
(Amounts in millions)	Remainder of 2003	2004- 2006	2007- 2008	2009 and Beyond	Total
Long-term debt and capital lease obligations	$31.6	$222.2	$404.2	$419.4	$1,077.4
Operating leases	15.5	31.1	8.4	0.4	55.4
Unconditional purchase obligations	—	—	—	—	—
Other contractual obligations	—	—	—	—	—

The following table presents a summary of the Company's commercial commitments at March 31, 2003:

	Commitment Expiration By Period
(Amounts in millions)	Remainder of 2003	2004- 2006	2007- 2008	2009 and Beyond	Total
Standby letters of credit	$101.6	$48.7	$0.9	$20.0	$171.2
Surety bonds	63.1	16.9	1.1	—	81.1
Other commercial commitments	—	—	—	—	—

The Company expects to satisfy these commitments through its performance under its contracts.

15. Segment Information

The Company is principally engaged in the worldwide design, manufacture, distribution and service of industrial flow management equipment. The Company provides pumps, valves and mechanical seals primarily for the petroleum industry, the chemical-processing industry, power-generation industry, water industry and general industries requiring flow management products.

The Company has the following three divisions, each of which constitutes a business segment:

  •
  Flowserve Pump Division;
  •
  Flow Solutions Division; and
  •
  Flow Control Division.

Each division manufactures different products and is defined by the type of products and services provided. Each division has a President, who reports directly to the Chief Executive Officer, and a Division Controller, who reports directly to the Division President and the Chief Financial Officer. For decision-making purposes, the Chief Executive Officer and other members of upper management use financial information generated and reported at the division level. The Company's corporate headquarters does not constitute a separate division or business segment.

Amounts classified as All Other include the corporate headquarters costs and other minor entities that are not considered separate segments. The Company generally evaluates its segments' performance based on operating profit or loss excluding integration and restructuring expenses. Intersegment sales and transfers are recorded at cost plus a profit margin.

Effective July 1, 2002, the Company realigned its operating segments. Under the new organization, the Flow Solutions Division includes only the Company's seal operations, while the Company's pump and valve service businesses (previously included in the Flow Solutions Division) have been included as appropriate in the Flowserve Pump Division and Flow Control Division, respectively. Segment information for all periods presented herein has been reported under the new organization structure.

Quarter Ended March 31, 2003	Flowserve Pump	Flow Solutions	Flow Control	Subtotal— Reportable Segments	All Other	Consolidated Total
Sales to external customers	$281,043	$79,430	$202,423	$562,896	$1,115	$564,011
Intersegment sales	2,975	6,126	2,496	11,597	(11,597)	—
Segment operating income (before special items)(1)	20,788	15,917	13,491	50,196	(9,018)	41,178
Identifiable assets	$1,346,971	$183,714	$1,007,569	$2,538,254	$68,947	$2,607,201
  (1)
  Special items reflect costs associated with the IFC Acquisition including $6,410 of integration expense and $1,012 of restructuring expense.

Quarter Ended March 31, 2002	Flowserve Pump	Flow Solutions	Flow Control	Subtotal— Reportable Segments	All Other	Consolidated Total
Sales to external customers	$264,851	$79,557	$100,833	$445,241	$1,809	$447,050
Intersegment sales	1,856	4,891	1,696	8,443	(8,443)	-
Segment operating income (no special items)	29,991	14,415	3,843	48,249	(6,370)	41,879
Identifiable assets	$1,343,173	$192,063	$362,972	$1,898,208	$129,313	$2,027,521

A reconciliation of total segment operating income before special items to consolidated earnings before income taxes follows:

	Quarter Ended March 31,
	2003	2002
Total segment operating income (before special items)	$50,196	$48,249
Less:
Corporate expenses and other	9,018	6,370
Net interest expense	20,247	21,819
Loss on optional prepayments of debt	159	—
Other expense	768	464
Special items:
Integration expense	6,410	—
Restructuring expense	1,012	—

Earnings before income taxes	$12,582	$19,596

16. Guarantor and Nonguarantor Financial Statements

Under the Company's Senior Subordinated Notes, Flowserve Corporation, the parent, guarantees the Senior Subordinated Notes issued by Flowserve Finance, B.V., the named borrower. Because of this parent guarantee, the Company is required to present the following consolidating financial information including the consolidating balance sheet as of March 31, 2003 and December 31, 2002, and the related statements of operations and cash flows for the three months ended March 31, 2003 and 2002 for:

  •
  Flowserve Corporation, the parent;
  •
  Flowserve Finance B.V.;
  •
  the guarantor subsidiaries;
  •
  the nonguarantor subsidiaries; and
  •
  the Company on a consolidated basis.

The information includes elimination entries necessary to consolidate Flowserve Corporation, the parent, with Flowserve Finance, B.V., and guarantor and nonguarantor subsidiaries.

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

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)
CONSOLIDATING STATEMENT OF OPERATIONS
For The Three Months Ended March 31, 2003
(unaudited)

	Parent	Flowserve Finance B.V.	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$—	$302,235	$286,892	$(25,116)	$564,011
Cost of sales	—	—	218,732	200,893	(25,116)	394,509

Gross profit	—	—	83,503	85,999	—	169,502
Selling, general and administrative expense	—	—	74,780	53,544	—	128,324
Integration expense	—	—	4,632	1,778	—	6,410
Restructuring expense	—	—	1,012	—	—	1,012

Operating income	—	—	3,079	30,677	—	33,756
Loss on optional prepayment of debt	159	—	—	—	—	159
Net interest (income) expense	(7,023)	6,566	21,383	(679)	—	20,247
Other expense (income), net	—	—	(9,240)	10,008	—	768
Equity in earnings of subsidiaries	(3,917)	—	—	—	3,917	—

Earnings (loss) before income taxes	10,781	(6,566)	(9,064)	21,348	(3,917)	12,582
Provision (benefit) for income taxes	2,540	214	(3,354)	4,941	—	4,341

Net earnings (loss)	$8,241	$(6,780)	$(5,710)	$16,407	$(3,917)	$8,241

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)
CONSOLIDATING STATEMENT OF OPERATIONS
For The Three Months Ended March 31, 2002
(unaudited)

	Parent	Flowserve Finance B.V.	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$—	$277,695	$193,613	$(24,258)	$447,050
Cost of sales	—	—	197,651	131,622	(24,258)	305,015

Gross profit	—	—	80,044	61,991	—	142,035
Selling, general and administrative expense	—	—	68,874	31,282	—	100,156
Integration expense

Operating income	—	—	11,170	30,709	—	41,879
Net interest expense	(1,397)	(337)	19,882	3,671	—	21,819
Other (income) expense, net	—	—	(4,196)	4,660	—	464
Equity in earnings of subsidiaries	(11,857)	—	—	—	11,857	—

Earnings (loss) before income taxes	13,254	337	(4,516)	22,378	(11,857)	19,596
(Benefit) provision for income taxes	517	—	(1,671)	8,013	—	6,859

Net (loss) earnings	$12,737	$337	$(2,845)	$14,365	$(11,857)	$12,737

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)
CONSOLIDATING BALANCE SHEET
March 31, 2003
(unaudited)

	Parent	Flowserve Finance B.V.	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$—	$278	$38,238	$—	$38,516
Intercompany receivables	161,836	2,610	55,654	44,054	(264,154)	—
Accounts receivable, net	—	—	207,734	284,065	—	491,799
Inventories	—	—	239,176	196,624	—	435,800
Deferred tax assets	—	—	34,630	2,124	—	36,754
Prepaid expenses	—	—	15,160	14,513	—	29,673

Total current assets	161,836	2,610	552,632	579,618	(264,154)	1,032,542
Property, plant and equipment, net	—	—	238,718	218,655	—	457,373
Investment in subsidiaries	382,123	296,065	514,854	—	(1,193,042)	—
Intercompany receivables	1,220,629	85,668	334,990	223,939	(1,865,226)	—
Goodwill	—	—	663,333	169,117	—	832,450
Other intangible assets, net	—	—	144,856	29,613	—	174,469
Other assets	20,341	2,757	56,650	30,619	—	110,367

Total assets	$1,784,929	$387,100	$2,506,033	$1,251,561	$(3,322,422)	$2,607,201

Current liabilities:
Accounts payable	$—	$—	$95,322	$125,388	$—	$220,710
Intercompany payables	—	26,233	207,459	30,462	(264,154)	—
Income taxes payable	16,496	225	(26,934)	13,977	—	3,764
Accrued liabilities	4,355	1,103	108,597	109,424	—	223,479
Long-term debt due within one year	31,564	—	—	36	—	31,600

Total current liabilities	52,415	27,561	384,444	279,287	(264,154)	479,553
Long-term debt due after one year	964,452	70,137	420	10,745	—	1,045,754
Intercompany payables	—	336,952	1,420,966	107,308	(1,865,226)	—
Retirement benefits and other liabilities	—	—	172,630	141,202	—	313,832
Shareholders' equity:
Serial preferred stock	—	—	—	—	—	—
Common shares	72,018	—	2	182,331	(182,333)	72,018
Capital in excess of par value	477,999	—	300,963	426,194	(727,157)	477,999
Retained earnings (deficit)	417,263	(32,637)	248,995	159,863	(376,221)	417,263

	967,280	(32,637)	549,960	768,388	(1,285,711)	967,280
Treasury stock at cost	(64,317)	—	—	—	—	(64,317)
Deferred compensation obligation	7,289	—	—	—	—	7,289
Accumulated other comprehensive (loss) income	(142,190)	(14,913)	(22,387)	(55,369)	92,669	(142,190)

Total shareholders' equity	768,062	(47,550)	527,573	713,019	(1,193,042)	768,062

Total liabilities and shareholders' equity	$1,784,929	$387,100	$2,506,033	$1,251,561	$(3,322,422)	$2,607,201

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)
CONSOLIDATING BALANCE SHEET
December 31, 2002

	Parent	Flowserve Finance B.V.	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$—	$6,937	$42,356	$—	$49,293
Intercompany receivables	181,156	3,822	48,691	49,962	(283,631)	—
Accounts receivable, net	—	1	222,112	268,698	—	490,811
Inventories	—	—	232,406	198,837	—	431,243
Deferred tax assets	—	—	24,520	1,940	—	26,460
Prepaid expenses	—	—	18,629	14,596	—	33,225

Total current assets	181,156	3,823	553,295	576,389	(283,631)	1,031,032
Property, plant and equipment, net	—	—	244,298	220,150	—	464,448
Investment in subsidiaries	377,949	296,065	514,853	—	(1,188,867)	—
Intercompany receivables	1,219,430	82,532	330,260	220,422	(1,852,644)	—
Goodwill	—	—	665,321	168,171	—	833,492
Other intangible assets, net	—	—	146,967	29,530	—	176,497
Other assets	19,468	2,748	48,191	31,789	—	102,196

Total assets	$1,798,003	$385,168	$2,503,185	$1,246,451	$(3,325,142)	$2,607,665

Current liabilities:
Accounts payable	$—	$—	$96,418	$134,185	$—	$230,603
Intercompany payables	(597)	18,002	242,783	23,443	(283,631)	—
Income taxes payable	16,496	185	(25,164)	8,483	—	—
Accrued liabilities	10,464	3,168	110,342	98,823	—	222,797
Long-term debt due within one year	38,564	—	—	46	—	38,610

Total current liabilities	64,927	21,355	424,379	264,980	(283,631)	492,010
Long-term debt due after one year	977,386	67,546	420	10,396	—	1,055,748
Intercompany payables	—	324,617	1,420,559	107,468	(1,852,644)	—
Retirement benefits and other liabilities	—	—	168,214	136,003	—	304,217
Shareholders' equity:
Serial preferred stock	—	—	—	—	—	—
Common shares	72,018	—	2	182,331	(182,333)	72,018
Capital in excess of par value	477,635	—	300,963	426,194	(727,157)	477,635
Retained earnings (deficit)	409,023	(25,857)	242,939	201,756	(418,838)	409,023

	958,676	(25,857)	543,904	810,281	(1,328,328)	958,676
Treasury stock at cost	(63,809)	—	—	—	—	(63,809)
Deferred compensation obligation	7,332	—	—	—	—	7,332
Accumulated other comprehensive (loss) income	(146,509)	(2,493)	(54,291)	(82,677)	139,461	(146,509)

Total shareholders' equity	755,690	(28,350)	489,613	727,604	(1,188,867)	755,690

Total liabilities and shareholders' equity	$1,798,003	$385,168	$2,503,185	$1,246,451	$(3,325,142)	$2,607,665

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)
CONSOLIDATING STATEMENT OF CASH FLOWS
For The Three Months Ended March 31, 2003
(unaudited)

	Parent	Flowserve Finance B.V.	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Cash Flows—Operating activities:
Net earnings (loss)	$8,241	$(6,780)	$(5,710)	$16,407	$(3,917)	$8,241
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
Depreciation	—	—	8,510	6,973	—	15,483
Amortization	—	—	2,071	488	—	2,559
Amortization of prepaid financing fees and discount	359	178	—	—	—	537
Loss on optional prepayment of debt	159	—	—	—	—	159
Net gain on the disposition of fixed assets	—	—	—	(47)	—	(47)
Change in assets and liabilities:
Accounts receivable	—	1	14,293	(7,500)	—	6,794
Inventories	—	—	(8,192)	7,742	—	(450)
Intercompany receivable and payable	13,747	8,737	(5,974)	(25,402)	8,892	—
Prepaid expenses	—	—	(1,218)	102	—	(1,116)
Other assets	719	—	(3,498)	2,318	—	(461)
Accounts payable	—	—	(2,879)	(12,741)	—	(15,620)
Accrued liabilities	(6,109)	(2,168)	(5,645)	6,353	—	(7,569)
Income taxes payable	—	32	(1,837)	5,478	—	3,673
Retirement benefits and other liabilities	—	—	3,165	463	—	3,628
Net deferred taxes	(2,091)	—	1,956	(2,100)	—	(2,235)

Net cash flows provided (used) by operating activities	15,025	—	(4,958)	(1,466)	4,975	13,576

Cash Flows—Investing activities:
Capital expenditures	—	—	(3,036)	(2,500)	—	(5,536)
Change in investments in subsidiaries	4,975	—	—	—	(4,975)	—

Net cash flows used by investing activities	4,975	—	(3,036)	(2,500)	(4,975)	(5,536)

Cash Flows—Financing activities:
Payments of long-term debt	(20,000)	—	—	—	—	(20,000)
Cash dividends paid	—	—	1,359	(1,359)	—	—
Other	—	—	—	—	—	—

Net cash flows provided (used) by financing activities	(20,000)	—	1,359	(1,359)	—	(20,000)
Effect of exchange rate changes	—	—	(24)	1,207	—	1,183

Net change in cash and cash equivalents	—	—	(6,659)	(4,118)	—	(10,777)
Cash and cash equivalents at beginning of year	—	—	6,937	42,356	—	49,293

Cash and cash equivalents at end of period	$—	$—	$278	$38,238	$—	$38,516

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)
CONSOLIDATING STATEMENT OF CASH FLOWS
For The Three Months Ended March 31, 2002
(unaudited)

	Parent	Flowserve Finance B.V.	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Cash Flows—Operating activities:
Net earnings (loss)	$12,737	$337	$(2,845)	$14,365	$(11,857)	$12,737
Adjustments to reconcile net earnings (loss) to net cash (used) provided by operating activities:
Depreciation	—	—	6,860	4,777	—	11,637
Amortization	—	—	1,180	197	—	1,377
Amortization of prepaid financing fees and discount	1,289	96	—	—	—	1,385
Net gain on disposition of fixed assets	—	—	(410)	20	—	(390)
Change in assets and liabilities:
Accounts receivable	—	—	3,753	9,127	—	12,880
Inventories	—	—	(7,587)	(2,345)	—	(9,932)
Intercompany receivable and payable	13,811	1,666	(10,283)	(36,325)	31,131	—
Prepaid expenses	—	—	6,641	(2,427)	—	4,214
Other assets	8	10	(4,067)	1,100	—	(2,949)
Accounts payable	(145)	—	2,282	9,748	—	11,885
Accrued liabilities	(5,846)	(1,819)	(6,558)	676	—	(13,547)
Income taxes	—	—	17,820	(14,105)	—	3,715
Retirement benefits and other liabilities	745	—	(994)	1,336	—	1,087
Net deferred taxes	3,724	—	(4,742)	(3,591)	—	(4,609)

Net cash flows (used) provided by operating activities	26,323	290	1,050	(17,447)	19,274	29,490

Cash Flows—Investing activities:
Capital expenditures	—	—	(2,971)	(3,138)	—	(6,109)
Cash received for disposal of assets	—	—	1,125	—	—	1,125
Change in investments in subsidiaries	—	—	—	41,407	(41,407)	—

Net cash flows (used) provided by investing activities	—	—	(1,846)	38,269	(41,407)	(4,984)

Cash Flows—Financing activities:
Net repayments under lines of credit	(28,000)	—	—	—	—	(28,000)
Payments of long-term debt	(8,411)	—	—	—	—	(8,411)
Net proceeds from stock option activity	10,251	—	—	—	—	10,251
Other	(163)	(290)	803	(22,646)	22,133	(163)

Net cash flows provided (used) by financing activities	(26,323)	(290)	803	(22,646)	22,133	(26,323)

Effect of exchange rate changes	—	—	(7)	(1,071)	—	(1,078)
Net change in cash and cash equivalents	—	—	—	(2,895)	—	(2,895)
Cash and cash equivalents at beginning of year	—	—	—	21,533	—	21,533

Cash and cash equivalents at end of period	$—	$—	$—	$18,638	$—	$18,638

Item 2. Management's Discussion and Analysis

The following discussion and analysis are provided to increase understanding of, and should be read in conjunction with, the accompanying consolidated financial statements and notes.

Flowserve produces engineered and industrial pumps, industrial valves, control valves, nuclear valves, valve actuation and precision mechanical seals, and provides a range of related flow management services worldwide, primarily for the process industries. Equipment manufactured and serviced by the Company is predominately used in industries that deal with difficult-to-handle and corrosive fluids as well as environments with extreme temperature, pressure, horsepower and speed. Flowserve's businesses are affected by economic conditions in the United States and other countries where its products are sold and serviced, by the cyclical nature of the petroleum, chemical, power, water and other industries served, by the relationship of the U.S. dollar to other currencies, and by the demand for and pricing of customers' products. The Company believes the impact of these conditions is somewhat mitigated by the strength and diversity of Flowserve's product lines, geographic coverage and significant installed base, which provides potential for an annuity stream of revenue from parts and services.

Critical Accounting Policies and Estimates

Management's discussion and analysis are based on the Company's consolidated financial statements and related footnotes contained within this report. The Company's more critical accounting policies used in the preparation of the consolidated financial statements were discussed in the Company's annual report on Form 10-K. These critical policies, for which no changes have occurred in the quarter ended March 31, 2003, include:

  •
  Revenue Recognition
  •
  Allowance for Doubtful Accounts
  •
  Inventories
  •
  Deferred Tax Asset Valuation
  •
  Restructuring Reserves
  •
  Legal and Environmental Accruals
  •
  Warranty Accruals
  •
  Insurance Accruals
  •
  Pension and Postretirement Benefits Obligations
  •
  Valuation of Goodwill, Indefinite-Lived Intangible Assets and Other Long-Lived Assets
  •
  Stock-based Compensation

Based on a critical assessment of its accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that the Company's consolidated financial statements provide a meaningful and fair perspective of the Company. This is not to suggest that other general risk factors could not adversely impact the Company's consolidated financial position, results of operations and cash flows in future periods.

The process of preparing financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of estimates and assumptions to determine certain of the assets, liabilities, revenues and expenses. These estimates and assumptions are based upon the best information available at the time of the estimates or assumptions. The estimates and assumptions could change materially as conditions within and beyond the Company's control change. Accordingly, actual results could differ materially from those estimates. The significant estimates are reviewed quarterly with the Company's Audit/Finance Committee.

Results Of Operations—Three Months Ended March 31, 2003

In general, March 31, 2003 consolidated results and the Flow Control Division results were higher than the corresponding period in the previous year due to the Company's acquisition of Invensys' flow control division (IFC) on May 2, 2002. The results for IFC subsequent to the date of acquisition are included in the results for the Company's Flow Control Division. The IFC acquisition is discussed in further detail in the Liquidity and Capital Resources section of this Management's Discussion and Analysis. Pro forma results referenced throughout this Management's Discussion and Analysis assume that the acquisition of IFC occurred on January 1, 2002 and include estimated purchase accounting and financing impacts.

All pro forma information is provided solely to enhance understanding of the operating results, not to purport what the Company's results of operations would have been had such transactions or events occurred on the dates specified or to project the Company's results of operations for any future period.

Sales, Bookings and Backlog

	Quarter Ended March 31,
(In millions of dollars)	2003	2002	Pro forma 2002
Sales	$564.0	$447.1	$575.8
Bookings	607.9	473.8	587.3
Backlog	789.6	683.4	785.1

Sales increased 26.1% for the three months ended March 31, 2003, compared with the same period in 2002. The IFC acquisition, increased seals business and a higher volume of engineered project sales in the petroleum and water markets positively impacted sales. Additionally, currency translation favorably impacted sales by 5% due to the strengthening of the Euro, offset in part by weakening in Latin American currencies. Sales for the first quarter of 2003 decreased 2.0% compared with the same period in 2002 on a pro forma basis, including IFC, reflecting the weakness in the quick turnaround business to the chemical and general industrial sectors, partially offset by the aforementioned increases. The quick turnaround business is generally business that is booked and shipped to end user customers within the same reporting period. Chemical and industrial pumps, valves and related services are highly dependent on this quick turnaround business. The Company believes that the weakness in this business is due to general weakness in the economy which caused customer deferrals of preventative maintenance at customer facilities, including the extent and timing of turnarounds and a lower level of capacity utilization.

Net sales to international customers, including export sales from the U.S., were 55% of sales in the first quarter of 2003 compared with 47% in the first quarter of 2002. IFC's proportionately higher mix of international operations and favorable currency translation contributed to the increase in 2003.

Bookings, or incoming orders for which there are purchase commitments, increased 28.3% compared with the first quarter of 2002 largely due to the IFC acquisition and increased project bookings, offset in part by declines in business due to continued weakness in the U.S. economy which impacted the chemical and general industrial sectors of the business. Bookings on a pro forma basis increased in the three months ended March 31, 2003 by 3.5%, which is primarily related to strengthening of the Euro and increased project activity, partially offset by reduced demand for products and services to chemical and general industrial customers.

At March 31, 2003, backlog increased 15.5% compared with March 31, 2002, largely due to the IFC acquisition and increased 7.6% compared with $733.7 million at December 31, 2002. On a pro forma basis, including IFC, backlog increased 0.6% compared with March 31, 2002 due to the strengthening of the

Euro and due to the booking of several large project orders in 2003.

Business Segments

Flowserve manages its operations through three business segments: Flowserve Pump Division (FPD) for engineered pumps, industrial pumps and related services; Flow Solutions Division (FSD) for precision mechanical seals and related services; and Flow Control Division (FCD) for industrial valves, manual valves, control valves, nuclear valves, valve actuators and related services.

Effective July 1, 2002, the Company realigned its operating segments. The realignment was undertaken to strengthen end user focus within the segments. Under the realignment, the Flow Solutions Division includes only the Company's seal operations, while the Company's pump service and valve service businesses are now managed by, and thus included in, the Flowserve Pump Division and Flow Control Division, respectively. Segment information reflects the realigned structure for all periods presented.

The Company evaluates segment performance based on operating income excluding special items. Operating income before special items provides the most meaningful measure of operating performance since it eliminates expenses associated with strategic corporate decisions not directly associated with ongoing segment performance and since such expenses are closely related to the Company's plans to purchase and integrate its acquisitions. Special items included in operating income during the quarter ended March 31, 2003, all associated with the acquisition of IFC, include the following:

(In millions of dollars)	Quarter Ended March 31, 2003
Integration expense	$6.4
Restructuring expense	1.0

Total	$7.4

There were no special items in the quarter ended March 31, 2002.

Sales and operating income before special items for each of the three business segments follows:

Flowserve Pump Division

	Quarter Ended March 31,
(In millions of dollars)	2003	2002
Sales	$284.0	$266.7
Operating income	20.8	30.0
Operating income as a percentage of sales	7.3%	11.2%

Sales of pumps, pump parts and related services for the Flowserve Pump Division (FPD) for the three months ended March 31, 2003 increased 6.5% compared with the same period in 2002. The increase in 2003 was largely due to higher sales of engineered pumps for the petroleum and water markets. Sales also increased approximately 4.9% due to currency translation. These improvements were partially offset by a lower volume of industrial pump sales to the chemical and general industrial markets. The declines in sales to the chemical and general industrial sectors were generally due to a weak global economy, which resulted in lower levels of capacity utilization by the Company's customers. These factors led to reduced demand as well as deferred spending by these customers.

Incoming orders for FPD in the current quarter increased from the prior year and reflected the highest level of bookings since the third quarter of 2001. This increase reflects project bookings in the petroleum and nuclear power segments of the business.

FPD operating income decreased by 30.7% in the three months ended March 31, 2003, compared with the same period in 2002. Operating income in 2003 decreased overall due to U.S. sales declines in quick turnaround chemical and general industrial businesses, which historically are more profitable than the engineered pump projects. In conjunction with lower demand, unfavorable manufacturing burden variances impacted results at some sites due to lower production volumes at facilities that manufacture pumps for the chemical and general industrial sectors. Additionally, certain sales were delayed during the quarter due to the conflicts in the Middle East.

Flow Solutions Division

	Quarter Ended March 31,
(In millions of dollars)	2003	2002
Sales	$85.5	$84.4
Operating income	15.9	14.4
Operating income as a percentage of sales	18.6%	17.1%

Sales of seals for the Flow Solutions Division (FSD) for the three months ended March 31, 2003 increased 1.3% compared with the same period in 2002. The 2003 increase, despite generally weakened market conditions, reflects the division's emphasis on end user business and its success in establishing longer-term customer alliance programs. The Company believes that this emphasis combined with heightened levels of service, reliability and innovative solutions have contributed to an increase in market share.

FSD operating income for the three months ended March 31, 2003 increased 10.4% compared with the same period in 2002. Operating income as a percentage of sales also improved from the same period last year. These improvements primarily reflect the benefit of higher sales, but also result from a better sales mix and the impact of continuous improvement projects, which have created operating efficiencies.

Flow Control Division

	Quarter Ended March 31,
(In millions of dollars)	2003	2002	Pro forma 2002
Sales	$204.9	$102.5	$231.2
Operating income (before special items)	13.5	3.8	23.9
Operating income (before special items) as a percentage of sales	6.6%	3.7%	10.3%

Sales of valves and related products and services for the Flow Control Division (FCD) almost doubled for the three months ended March 31, 2003 compared with the same period in 2002, primarily due to the acquisition of IFC. Operating income, before special items, more than tripled due to the acquisition of IFC. On a pro forma basis for the quarter ended March 31, 2003, including IFC, sales decreased 11.4% due to a reduced customer demand for valve products and services in the power, chemical and general industrial sectors, partially offset by favorable currency translation effects of about 7.1%.

FCD pro forma operating income, before special items, for the three months ended March 31, 2003 decreased 43.5% compared to the same period in 2002. The decline in operating results on a pro forma basis reflects weak conditions in the markets served, as well as lower production throughput due to reduced sales volumes, which resulted in unfavorable manufacturing absorption variances.

Despite the weakened market conditions, the Company realized approximately $3 million of synergy savings during the quarter associated with its IFC acquisition integration program. Annual run rate synergy savings are estimated at approximately $15 million at the end of the first quarter of 2003 and may increase to $20 million upon completion of the integration initiatives.

Consolidated Results

Gross profit increased 19.4% to $169.5 million compared with $142.0 million in the same period in 2002, reflecting the acquisition of IFC. The gross profit margin was 30.1% for the three months ended March 31, 2003, compared with 31.8% for the same period in 2002. On a pro forma basis for 2002, including IFC, gross profit was $189.3 million, which yielded a gross profit margin of 32.9%. Gross profit margin was negatively impacted by an unfavorable product mix of higher sales volumes of lower margin project business and a lower mix of historically more profitable quick turnaround business, including lower volumes of chemical and industrial pumps and industrial valves. In addition, gross profit and related margin were adversely impacted by unfavorable manufacturing absorption variances, which were attributable to lower production throughput due to lower sales volumes.

Selling, general and administrative expense increased to $128.3 million for the three months ended March 31, 2003 compared with $100.2 million in 2002. This 28.0% increase primarily reflects the impact of the IFC acquisition. As a percentage of sales, selling, general and administrative expense was 22.8% compared with 22.4% in 2002. Selling general and administrative expense on a pro forma basis, including IFC, in the first quarter of 2002 was $127.3 million, which represented 22.1% of such amounts as a percentage of pro forma sales. Selling, general and administrative expense in dollars includes a negative impact from foreign currency translation.

Restructuring expense of $1.0 million and integration expense of $6.4 million, related to the integration of IFC into the Flow Control Division, were recognized for the first three months ended March 31, 2003 compared with no such expenses in 2002. Restructuring expense represents severance and other exit costs directly related to Flowserve valve facility closures and reductions in work force. Integration expense represents period costs associated with IFC acquisition-related reorganizations such as relocation of product lines from closed to receiving facilities, realignment of receiving facilities, performance and retention bonuses, idle manufacturing costs, costs related to the integration team and asset impairments.

Operating income for the three months ended March 31, 2003 decreased 19.3% to $33.8 million compared with $41.9 million in 2002. The decrease in operating income reflects the impact of the aforementioned integration and restructuring activities related to the IFC acquisition and market related factors resulting in a less favorable product mix and lower demand for products and services for chemical, power and general industrial markets. Additionally, unfavorable absorption variances from the lower sales volumes negatively impacted operating income. Operating income in the first quarter of 2002 on a pro forma basis was $60.0 million.

During the first quarter of 2003, the Company recognized expenses of $0.2 million related to the write-off of unamortized prepaid financing fees and other related fees resulting from the optional debt repayments during March 2003. The Company expects additional non-cash expense associated with the write-off of prepaid financing fees as it continues to prepay debt. No such optional debt repayments occurred during the first quarter of 2002. Prior to the issuance of SFAS No. 145, which the Company adopted effective January 1, 2003, these non-cash expenses were reported as extraordinary items in the statement of operations.

Net interest expense during the first quarter of 2003 was $20.2 million, compared with $21.8 million in the same period in 2002 due to lower debt levels associated with $234 million of optional and scheduled debt paydowns in 2002 and lower borrowing spreads associated with the renegotiation of the Company's revolving credit facility in April 2002. Currently, approximately 44% of the Company's debt was fixed rate debt at March 31, 2003, including the effects of $215 million notional interest rate swaps.

The Company's effective tax rate for the first quarter of 2003 was 34.5% compared with 35.0% in the same period in 2002. The decrease in the effective rate was primarily due to improved utilization of foreign tax credits. The effective tax rate is based upon historical and current earnings, estimates of future taxable earnings for each domestic and international location and the estimated impact of tax planning strategies. Changes in any of these and other factors could impact the tax rate in future periods.

Net earnings decreased in the first quarter of 2003 to $8.2 million, or $0.15 per share, compared with earnings of $12.7 million, or $0.28 per share in the first quarter of 2002. The decrease in earnings in 2003 largely reflects integration and restructuring costs associated with the IFC acquisition, partially offset by the contributions from IFC. The integration and restructuring expenses decreased net earnings by $0.09 per share in the first quarter of 2003.

Average diluted shares increased by 20.6% to 55.2 million in the first quarter of 2003, compared with the same period in 2002. The increase in shares reflects the average weighted impact from the equity offering completed in April 2002 to finance the IFC acquisition.

Comprehensive income improved to $12.6 million in the first quarter of 2003 compared with a loss of $1.2 million in the year ago quarter. The improvement reflects favorable foreign currency translation adjustments primarily resulting from the strengthening of the Euro, partially offset by reduced net earnings attributable to restructuring and integration related costs.

Restructuring and Acquisition Related Charges

Restructuring Costs

In June 2002, in conjunction with the IFC acquisition, the Company initiated a restructuring program designed to reduce costs and eliminate excess capacity by closing 18 valve facilities, including 10 service facilities, and reducing sales and related support personnel. The Company's actions, some of which were approved and committed to in 2002 with the remaining actions approved and committed to in 2003, are expected to result in a gross reduction of approximately 921 positions and a net reduction of approximately 623 positions. Through March 31, 2003, 660 gross positions and 458 net positions had been eliminated pursuant to the program. Net run rate cost savings associated with the integration program are currently estimated to be $15 million and may approximate as much as $20 million annually when the program is fully complete.

The Company established a restructuring program reserve of $11.0 million in the second quarter of 2002, increasing the reserve by $9.6 million in the latter half of 2002. The Company recognized an additional $2.0 million in the first quarter of 2003, primarily related to the closure of certain service facilities and the related reductions in workforce. The Company expects to pay for the majority of the reductions and closures related to this program in 2003. Cumulative costs associated with the closure of Flowserve facilities of $5.3 million through March 31, 2003, have been recognized as restructuring expense in the statement of operations, whereas cumulative costs associated with the closure of IFC facilities of $17.2 million, along with related deferred taxes of $6.4 million, became part of the purchase price allocation of the transaction. The effect of these closure costs increased the amount of goodwill otherwise recognizable as a result of the IFC acquisition.

The following illustrates activity related to the IFC restructuring reserve:

(Amounts in thousands)	Severance	Other Exit Costs	Total
Balance at June 5, 2002	$6,880	$4,160	$11,040
Additional accruals	6,896	2,736	9,632
Cash expenditures	(3,037)	(1,241)	(4,278)

Balance at December 31, 2002	$10,739	$5,655	$16,394
Additional accruals	1,407	544	1,951
Cash expenditures	(3,382)	(726)	(4,108)

Balance at March 31, 2003	$8,764	$5,473	$14,237

Integration Costs

During the first quarter of 2003, the Company incurred integration expense of $6.4 million in conjunction with the integration of IFC, of which over 95% resulted from cash payments.

Expenses classified as integration during the first quarter of 2003 represent period costs associated with acquisition-related activities such as relocation of product lines from closing to receiving facilities, realignment of receiving facilities, performance and retention bonuses, idle manufacturing costs, costs related to the integration team. Integration costs of other periods may also include asset impairments.

The Company expects additional restructuring and integration expenses related to the IFC acquisition throughout 2003. The impact of additional restructuring and integration activities will be recorded as obligations are incurred under these programs. For all exit and disposal activities arising after January 1, 2003, the Company recognizes expenses related thereto at their fair value when the underlying liability is incurred. This treatment results from the Company's adoption of SFAS No. 146. Total restructuring and integration costs are expected to be approximately three times annual run rate integration savings.

Liquidity and Capital Resources

Cash Flow Analysis

Cash generated by operations and borrowings available under the Company's existing revolving credit facility are its primary sources of short-term liquidity. Cash flows provided by operating activities in the first quarter of 2003 were $13.6 million, compared with $29.5 million in the same period in 2002. The Company's cash balance at March 31, 2003 was $38.5 million compared with $49.3 million at December 31, 2002.

The lower operating cash flow in the first quarter of 2003 predominately reflects funding for the Company's acquisition-related integration and restructuring programs. Operating cash flows in the prior year did not include the funding of such costs.

Additionally, working capital used cash of $14 million in the first quarter of 2003, compared with cash provided of $9 million in the prior year. This use of cash related to a reduction in accounts payable since December 31, 2002 resulting from lower business volume and cash outflows from previously established restructuring reserves. Despite this, the Company continues to emphasize working capital reductions. Accounts receivable reductions provided $7 million of cash in the first quarter, with days' sales outstanding improving to 78 days from 88 days in the prior year. These improvements in accounts receivable arose despite a $9 million negative impact from lower levels of foreign factored receivables during the first quarter of 2003. The Company expects to increase its factoring of receivables in Europe during the second quarter of 2003.

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

Although no contributions were required in 2002, the Company expects to contribute a minimum of $16.8 million and up to $47.7 million into its domestic pension plan funds in 2003. The highest level of funding is expected to occur in the third quarter of 2003 and will be dependent upon the desired funding status, pension asset returns and the Company's results of operations and cash flows during 2003. This funding, required by the rules and regulations of the U.S. Department of Labor, primarily results from the decline in the value of the pension plan assets due to negative market returns over the past two years. To a lesser extent, an increase in the number of plan participants, primarily due to the IDP and IFC acquisitions, also negatively impacted the funded status.

Payments for Acquisitions

On May 2, 2002, the Company completed its acquisition of IFC for an aggregate purchase price of $535 million, subject to adjustment pursuant to the terms of the purchase and sale agreement. By acquiring IFC, one of the world's foremost manufacturers of valves, actuators and associated flow control products, Flowserve believes that it is the world's second largest manufacturer of valves. The Company financed the acquisition and associated transaction costs by issuing 9.2 million shares of common stock in April 2002 for net proceeds of approximately $276 million and through new borrowings under its senior secured credit facilities.

The purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair value at the date of the acquisition. As of March 31, 2003, these allocations include $45 million for amortized intangibles, $28 million of indefinite lived intangible assets and $287 million recorded as goodwill.

The purchase price allocation for the IFC acquisition may require further refinements pursuant to the terms of the purchase and sale agreement. The Company is awaiting finalization of the beginning balance sheet including related deferred taxes, which the Company expects to finalize during the second quarter of 2003. The operating results of IFC have been included in the consolidated statements of operations from May 2, 2002, the date of acquisition.

The Company regularly evaluates acquisition opportunities of various sizes. The cost and terms of any financing to be raised in conjunction with any acquisition, including the Company's ability to raise economical capital, is a critical consideration in any such evaluation.

Capital Expenditures

Capital expenditures were $5.5 million during the first three months of 2003, compared with $6.1 million in the first three months of 2002. Capital expenditures were funded primarily by operating cash flows.

Financing

Senior Credit Facilities

As of March 31, 2003 and December 31, 2002, the Company's senior credit facilities are composed of Tranche A and Tranche C term loans and a revolving credit facility. In 2002, the Company made $33.8 million of scheduled and $170 million of optional prepayments on the term loans. On March 31, 2003, the Company prepaid $20 million of the term loans, as it had no scheduled payments due as a consequence of the optional prepayments in 2002.

The term loans, which were amended and restated in connection with the IFC acquisition, require scheduled principal payments which began in 2001 for the Tranche A loan and in 2002 for the Tranche C loan. The Tranche A and Tranche C loans have ultimate maturities of June 2006 and June 2009, respectively. The term loans bear floating interest rates based on LIBOR plus a borrowing spread, or the prime rate plus a borrowing spread, at the option of the Company. The borrowing spread for the senior credit facilities can increase or decrease based on the leverage ratio as defined in the credit facility agreement and on the Company's public debt ratings.

Under the senior credit facilities, the Company also has a $300 million revolving credit facility that expires in June 2006. The revolving credit facility also allows the Company to issue up to $200 million in letters of credit. As of March 31, 2003 and December 31, 2002, there were no amounts outstanding under the revolving credit facility. The Company had issued $52.7 million and $51.8 million of letters of credit under the facility, which reduced borrowing capacity of the facility to $247.3 million and $248.2 million at March 31, 2003 and December 31, 2002, respectively.

The Company is required, under certain circumstances as defined in the credit facility, to use a percentage of excess cash generated from operations to reduce the outstanding principal of the term loans in the following year. No additional principal payments will become due in 2003 or were due in 2002 under this provision.

Senior Subordinated Notes

At March 31, 2003, the Company had $186.5 million and EUR 64 million (equivalent to $70.1 million) face value of Senior Subordinated Notes outstanding.

The Senior Subordinated notes were originally issued in 2000 at a discount to yield 12.5%, but have a coupon interest rate of 12.25%. Approximately one-third of these Senior Subordinated Notes were repurchased at a premium in 2001 utilizing proceeds from an equity offering.

Beginning in August 2005, all remaining Senior Subordinated Notes outstanding become callable by the Company at 106.125% of face value. Interest on the Notes is payable semi-annually in February and August.

Debt Covenants

The provisions of the Company's senior credit facilities require it to meet or exceed specified defined financial covenants, including a leverage ratio, an interest coverage ratio, and a fixed charge coverage ratio. Further, the provisions of these and other debt agreements generally limit or restrict indebtedness, liens, sale and leaseback transactions, asset sales, and payment of dividends, capital expenditures, and other activities. As of March 31, 2003, the Company was in compliance with all covenants under its debt facilities, as illustrated below:

  •
  an actual leverage ratio of 3.75 compared with a permitted maximum of 4.0;

  •
  an actual interest coverage ratio of 3.05 compared with a permitted minimum of 2.25; and

  •
  an actual fixed charge ratio of 1.6 compared with a required minimum of 1.1

During 2003, the maximum permitted leverage ratio declines to 3.75 at June 30 and 3.5 at December 31, 2003. In addition, the minimum permitted interest coverage ratio increases to 3.0 in September 2003.

While the Company expects to continue to comply with such covenants in the future, there can be no assurance that it will do so. The following is a summary of net debt to capital at various dates since 2000:

March 31, 2003	57.4%
December 31, 2002	58.0%
March 31, 2002	70.0%
December 31, 2001	71.3%
December 31, 2000	78.1%

The net debt to capital ratio decreased due to the impact of the common stock offerings, repayments of term loans and revolving credit borrowings and increases in shareholders' equity resulting from improved earnings.

Although the ratio has improved over the past year, the Company has significant levels of indebtedness relative to shareholders' equity. While this ratio is not necessarily indicative of the Company's future ability to raise funds, its level of indebtedness may increase its vulnerability to adverse economic and industry conditions, may require it to dedicate a substantial portion of its cash flow from operating activities to pay indebtedness and could limit its ability to borrow additional funds or raise additional capital. While the IFC acquisition increased the absolute level of indebtedness, the Company believes that its ability to service its debt, as measured by various ratios, has improved due to IFC's level of earnings and cash flow generation.

Recent Accounting Developments

Pronouncements Implemented

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Generally, this pronouncement requires companies to recognize the fair value of liabilities for retiring their facilities at the point that legal obligations associated with their retirement are incurred, with an offsetting increase to the carrying value of the facility. The expense associated with the retirement becomes a component of a facility's depreciation, which is recognized over its useful life. The Company adopted SFAS No. 143 on January 1, 2003, however the adoption did not have a significant effect on its consolidated financial position or results of operations due to limited abandonment and retirement obligations associated with its facilities.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The most significant impact of SFAS No. 145 is to eliminate the requirement that gains and losses from the extinguishment of debt be classified as an extraordinary item unless these items are infrequent and unusual in nature. The Company adopted SFAS No. 145 on January 1, 2003 and will reclassify its previously reported extraordinary items from the second, third and fourth quarters of 2002, which relate to early extinguishment of debt, to become a component of earnings before income taxes.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized initially at fair value when the liability is incurred. Under previous accounting rules, costs to exit or dispose of an activity were generally recognized at the date that the exit or disposal plan was committed to and communicated. The Company adopted SFAS No. 146 on January 1, 2003 to account for exit and disposal activities arising after that date.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions", which became effective for the Company upon issuance. SFAS No. 147 does not have applicability to the Company and therefore its implementation did not impact the financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation", which became effective for the Company upon its issuance. SFAS No. 148 provides three transition options for companies that account for stock-based compensation, such as stock options, under the intrinsic-value method to convert to the fair value method. SFAS No. 148 also revised the prominence and character of the disclosures related to companies' stock-based compensation. For 2003, the Company is evaluating whether to adopt a transition option to include all stock- based compensation in income under the provisions of SFAS No. 148. The Company has included the disclosures prescribed by SFAS No. 148 within the consolidated financial statements.

During November 2002, the FASB issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 generally requires a guarantor to recognize a liability for obligations arising from guarantees. FIN No. 45 also requires new disclosures for guarantees meeting certain criteria outlined in that pronouncement. The disclosure requirements of FIN No. 45 became effective for the Company at December 31, 2002 and were implemented as of that date. The recognition and measurement provisions of FIN No. 45 became effective on January 1, 2003 and have been implemented for guarantees issued after that date.

Pronouncements Not Yet Implemented

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting and reporting for derivative contracts, including hedges. The amendments and clarifications under SFAS No. 149 generally serve to codify the conclusions reached by the Derivatives Implementation Group, to incorporate other FASB projects on financial instruments, and to clarify other implementation issues. SFAS No. 149 becomes effective prospectively for the Company for derivative contracts entered into or modified after June 30, 2003. The Company does not expect that the implementation of SFAS No. 149 will have a material effect on its consolidated financial position or results of operations.

During January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 provides guidance for companies having ownership of variable interest entities, typically referred to as special purpose entities, in determining whether to consolidate such variable interest entities. FIN No. 46 has immediate applicability for variable interest entities created after January 31, 2003 or interests in variable interest entities obtained after that date. For interests in variable interest entities obtained prior to February 1, 2003, FIN No. 46 becomes effective on July 1, 2003. The Company does not believe the adoption will have a significant effect on its consolidated financial position or results of operations.

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

  •
  changes in the financial markets and the availability of capital;
  •
  changes in the already competitive environment for the Company's products or competitors' responses to the Company's strategies;
  •
  the Company's ability to integrate past and future acquisitions into its management and operations;
  •
  political risks, military actions or trade embargoes affecting customer markets, including the war with Iraq and its potential impact on Middle Eastern markets and global petroleum producers;
  •
  the health of the petroleum, chemical, power and water industries;
  •
  economic conditions and the extent of economic growth in areas inside and outside the United States;
  •
  unanticipated difficulties or costs associated with the implementation of systems, including software;
  •
  the Company's relative geographical profitability and its impact on the Company's utilization of foreign tax credits;
  •
  the recognition of expenses associated with adjustments to realign the combined Company and IFC facilities and other capabilities with its strategic and business conditions, including, without limitation, expenses incurred in restructuring the Company's operations to incorporate IFC facilities;
  •
  the Company's ability to meet the financial covenants and other requirements in its financing agreements;
  •
  further repercussions from the terrorist attacks of September 11, 2001, the threat of future attacks and the response of the United States to those attacks;
  •
  technological developments in the Company's products as compared with those of its competitors;
  •
  changes in prevailing interest rates and the effective interest costs which the Company bears; and
  •
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

The Company's earnings are impacted by changes in short-term interest rates as a result of borrowings under its credit facility, which bear interest based on floating rates. At March 31, 2003, after the effect of interest rate swaps, the Company had approximately $605.0 million of variable rate debt obligations outstanding with a weighted average interest rate of 4.09%. A hypothetical change of 100-basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by approximately $1.5 million for the quarter ended March 31, 2003.

The Company is exposed to credit-related losses in the event of non-performance by counterparties to financial instruments including interest rate swaps, but it expects all counterparties to meet their obligations given their creditworthiness. As of March 31, 2003, the Company had $215.0 million of notional amount in outstanding interest rate swaps with third parties with maturities through November 2006 compared to $125.0 million as of the same period in 2002.

The Company employs a foreign currency hedging strategy to minimize potential losses in earnings or cash flows from unfavorable foreign currency exchange rate movements. These strategies also minimize potential gains from favorable exchange rate movements. Foreign currency exposures arise from transactions, including firm commitments and anticipated transactions, denominated in a currency other than an entity's functional currency and from foreign-denominated revenues and profits translated back into U.S. dollars. Based on a sensitivity analysis at March 31, 2003, a 10% adverse change in the foreign currency exchange rates could impact the Company's results of operations by $1.4 million. The primary currencies to which the Company has exposure are the Euro, British pound, Canadian dollar, Mexican peso, Japanese yen, Singapore dollar, Brazilian real, Australian dollar, Argentinean peso and Venezuelan bolivar.

Exposures are hedged primarily with foreign currency forward contracts that generally have maturity dates less than one year. Company policy allows foreign currency coverage only for identifiable foreign currency exposures and, therefore, the Company does not enter into foreign currency contracts for trading purposes where the objective would be to generate profits. As of March 31, 2003, the Company had an U.S. dollar equivalent of $39.7 million in outstanding forward contracts with third parties compared with $67.6 million at March 31, 2002.

Generally, the Company views its investments in foreign subsidiaries from a long-term perspective, and therefore, does not hedge these investments. The Company uses capital structuring techniques to manage its investment in foreign subsidiaries as deemed necessary.

The Company incurred foreign currency translation gains of $4.5 million in the first quarter of 2003 compared with losses of $14.8 in the first quarter of 2002. The currency gains in 2003 compared with 2002 reflect strengthening of the Euro versus the U.S. dollar, partially offset by weakening of the Argentinean peso, Brazilian real and Venezuelan bolivar.

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

Internal Controls

The Company's CEO and CFO have primary responsibility for the accuracy of the financial information that is presented in this report. To satisfy their responsibility for financial reporting, they have established internal controls and procedures which they believe are adequate to provide reasonable assurance that the Company's assets are protected from loss. These internal controls are reviewed by the Company's management in order to ensure compliance and by the independent accountants to determine the nature, timing and extent of their audit work. In addition, the Company's Audit/Finance Committee, which is composed entirely of outside directors, meets regularly with management and the independent accountants to review accounting, auditing and financial matters. The Audit/Finance Committee and the independent accountants have regularly scheduled meetings with each other, with and without management being present.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the CEO's and CFO's most recent evaluation. Additionally, there have been no corrective actions required with regard to significant deficiencies or material weaknesses of internal controls.

The Company has an established code of ethics. The CEO, CFO and all senior financial managers have signed statements indicating their acknowledgement of and compliance with this code.

PART II OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

None.

Item 4. Submission of Matters to Vote of Security Holders

The Company's annual meeting was held on April 17, 2003. At this meeting, the shareholders of the Company voted to elect three directors for a three-year term and one director to a one-year term. Voting results are shown below:

Nominee	Votes For	Votes Withheld
Three-year terms
Diane C. Harris	51,023,496	1,037,644
James O. Rollans	51,037,872	1,023,268
C. Scott Greer	50,201,056	1,860,084
One-year term
Christopher A. Bartlett	51,072,519	988,621

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits 99.1 and 99.2

  Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)
  Reports on Form 8-K

  The Company filed no Current Reports on Form 8-K with the Securities and Exchange Commission during the quarterly period covered by this report.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWSERVE CORPORATION (Registrant)
/s/ RENÉE J. HORNBAKER Renée J. Hornbaker Vice President and Chief Financial Officer

Date: May 9, 2003

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

Date: May 9, 2003

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

Date: May 9, 2003

/s/  RENÉE J. HORNBAKER

Renée J. Hornbaker
Vice President and Chief Financial Officer

EXHIBITS INDEX

Exhibit Number	Description
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

FLOWSERVE CORPORATION INDEX
  Part I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  CONSOLIDATED STATEMENTS OF OPERATIONS
  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
  CONSOLIDATED BALANCE SHEETS
  CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands, except per share data)
  1. Basis of Presentation and Accounting Policies
  Basis of Presentation
  Stock-Based Compensation
  Other Accounting Policies
  2. Recent Accounting Developments
  Pronouncements Implemented
  Pronouncements Not Yet Implemented
  3. Allowance for Doubtful Accounts
  4. Goodwill
  5. Derivative Instruments and Hedges
  6. Acquisition of Invensys Flow Control
  7. Debt
  Senior Credit Facilities
  Senior Subordinated Notes
  Debt Covenants
  8. Sales of Accounts Receivable
  9. Inventories
  10. Accumulated Depreciation on Property, Plant and Equipment
  11. Restructuring and Integration of IFC
  Restructuring Costs
  Integration Costs
  12. Warranty Reserve
  13. Earnings Per Share
  14. Contractual Obligations And Commercial Commitments
  15. Segment Information
  16. Guarantor and Nonguarantor Financial Statements
FLOWSERVE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands) CONSOLIDATING STATEMENT OF OPERATIONS For The Three Months Ended March 31, 2003 (unaudited)
FLOWSERVE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands) CONSOLIDATING STATEMENT OF OPERATIONS For The Three Months Ended March 31, 2002 (unaudited)
FLOWSERVE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands) CONSOLIDATING BALANCE SHEET March 31, 2003 (unaudited)
FLOWSERVE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands) CONSOLIDATING BALANCE SHEET December 31, 2002
FLOWSERVE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands) CONSOLIDATING STATEMENT OF CASH FLOWS For The Three Months Ended March 31, 2003 (unaudited)
FLOWSERVE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands) CONSOLIDATING STATEMENT OF CASH FLOWS For The Three Months Ended March 31, 2002 (unaudited)
  Item 2. Management's Discussion and Analysis
  Critical Accounting Policies and Estimates
  Results Of Operations—Three Months Ended March 31, 2003
  Sales, Bookings and Backlog
  Business Segments
  Consolidated Results
  Restructuring and Acquisition Related Charges
  Restructuring Costs
  Integration Costs
  Liquidity and Capital Resources
  Cash Flow Analysis
  Payments for Acquisitions
  Capital Expenditures
  Financing
  Senior Credit Facilities
  Senior Subordinated Notes
  Debt Covenants
  Recent Accounting Developments
  Pronouncements Implemented
  Pronouncements Not Yet Implemented
  Forward-Looking Information is Subject to Risk and Uncertainty
  Item 3. Quantitative and Qualitative Disclosure of Market Risks
  Item 4. Controls and Procedures
  Disclosure Controls and Procedures
  Internal Controls
  PART II OTHER INFORMATION
  Item 2. Changes in Securities and Use of Proceeds
  Item 4. Submission of Matters to Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
EXHIBITS INDEX