Form 10-Q
period 2003-06-30
FLOWSERVE CORP
filed 2003-08-14
CIK 30625

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                               TO                              .

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act). Yes ☒    No ☐

Shares of Common Stock, $1.25 par value, outstanding as of August 8, 2003	55,245,218

FLOWSERVE CORPORATION
INDEX

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

FLOWSERVE CORPORATION
(Unaudited)

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,
(Amounts in thousands, except per share data)	2003	2002
Sales	$614,036	$592,728
Cost of sales	434,068	410,703

Gross profit	179,968	182,025
Selling, general and administrative expense	130,447	122,019
Integration expense	5,662	2,005
Restructuring expense	808	644

Operating income	43,051	57,357
Net interest expense	20,703	23,892
Loss on optional prepayments of debt	480	9,749
Other expense, net	1,674	1,645

Earnings before income taxes	20,194	22,071
Provision for income taxes	6,967	7,726

Net earnings	$13,227	$14,345

Earnings per share:
Basic	$0.24	$0.28

Diluted	$0.24	$0.27

Average shares outstanding—basic	55,158	51,920
Average shares outstanding—diluted	55,313	52,679

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,
(Amounts in thousands)	2003	2002
Net earnings	$13,227	$14,345

Other comprehensive income:
Foreign currency translation adjustments	27,527	39,772
Cash flow hedging activity, net of tax effects	(1,050)	1,864

Other comprehensive income	26,477	41,636

Comprehensive income	$39,704	$55,981

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)

CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended June 30,
(Amounts in thousands, except per share data)	2003	2002
Sales	$1,178,047	$1,039,779
Cost of sales	828,577	715,718

Gross profit	349,470	324,061
Selling, general and administrative expense	258,771	222,175
Integration expense	12,073	2,005
Restructuring expense	1,820	644

Operating income	76,806	99,237
Net interest expense	40,950	45,712
Loss on optional prepayments of debt	639	9,749
Other expense, net	2,441	2,110

Earnings before income taxes	32,776	41,666
Provision for income taxes	11,307	14,583

Net earnings	$21,469	$27,083

Earnings per share:
Basic	$0.39	$0.56

Diluted	$0.39	$0.55

Average shares outstanding—basic	55,159	48,541
Average shares outstanding—diluted	55,312	49,238

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Six Months Ended June 30,
(Amounts in thousands)	2003	2002
Net earnings	$21,469	$27,083

Other comprehensive income:
Foreign currency translation adjustments	32,061	24,938
Cash flow hedging activity, net of tax effects	(1,265)	2,726

Other comprehensive income	30,796	27,664

Comprehensive income	$52,265	$54,747

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,884	$49,293
Accounts receivable, net	472,166	490,811
Inventories	433,655	431,243
Deferred taxes	36,431	26,460
Prepaid expenses	30,055	33,225

Total current assets	1,028,191	1,031,032
Property, plant and equipment, net	449,744	464,448
Goodwill	865,047	833,492
Other intangible assets, net	170,133	176,497
Other assets	102,863	102,196

Total assets	$2,615,978	$2,607,665

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$224,997	$230,603
Accrued liabilities	245,403	222,797
Long-term debt due within one year	32,081	38,610

Total current liabilities	502,481	492,010
Long-term debt due after one year	984,922	1,055,748
Retirement benefits and other liabilities	319,985	304,217
Shareholders' equity:
Serial preferred stock, $1.00 par value, 1,000 shares authorized, no shares issued	—	—
Common shares, $1.25 par value	72,018	72,018
Shares authorized—120,000
Shares issued—57,614
Capital in excess of par value	477,790	477,635
Retained earnings	430,492	409,023

	980,300	958,676
Treasury stock, at cost—2,785 and 2,794 shares	(63,338)	(63,809)
Deferred compensation obligation	7,341	7,332
Accumulated other comprehensive loss	(115,713)	(146,509)

Total shareholders' equity	808,590	755,690

Total liabilities and shareholders' equity	$2,615,978	$2,607,665

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Amounts in thousands)	2003	2002
Cash flows—Operating activities:
Net earnings	$21,469	$27,083
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	30,440	26,172
Amortization	5,193	3,618
Amortization of prepaid financing fees and discount	2,491	2,725
Loss on optional prepayments of debt	639	9,749
Net gain on the disposition of fixed assets	(20)	(72)
Change in assets and liabilities:
Accounts receivable	39,661	4,931
Inventories	13,006	(7,562)
Prepaid expenses	(84)	8,589
Other assets	(2,371)	(2,482)
Accounts payable	(18,631)	(9,106)
Accrued liabilities	(3,891)	(16,021)
Income taxes payable	6,038	12,509
Retirement benefits and other liabilities	6,993	3,550
Net deferred taxes	(3,589)	16,385

Net cash flows provided by operating activities	97,344	80,068

Cash flows—Investing activities:
Capital expenditures	(12,749)	(14,767)
Cash received for disposal of assets	—	1,672
Payments for acquisitions, net of cash acquired	—	(529,716)

Net cash flows used by investing activities	(12,749)	(542,811)

Cash flows—Financing activities:
Net repayments under lines of credit	—	(70,000)
Proceeds from long-term debt	—	795,306
Payments of long-term debt	(85,000)	(495,591)
Payment of prepaid financing fees	—	(4,953)
Other direct costs of debt issuance	—	(726)
Net proceeds from stock option activity	—	16,849
Proceeds from issuance of common stock	—	275,925
Other	—	(110)

Net cash flows used by financing activities	(85,000)	516,700

Effect of exchange rate changes	6,996	6,026

Net change in cash and cash equivalents	6,591	59,983
Cash and cash equivalents at beginning of year	49,293	21,533

Cash and cash equivalents at end of period	$55,884	$81,516

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

1. Basis of Presentation and Accounting Policies

Basis of Presentation

The accompanying consolidated balance sheet as of June 30, 2003, and the related consolidated statements of income and comprehensive income for the three months and six months ended June 30, 2003 and 2002, and the consolidated statements of cash flows for the six months ended June 30, 2003 and 2002, are unaudited. In management's opinion, all adjustments comprising normal recurring adjustments necessary for a fair presentation of such consolidated financial statements have been made.

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

	Quarter Ended June 30,
	2003	2002
Net earnings, as reported	$13,227	$14,345
Restricted stock compensation expense included in net earnings, net of related tax effects	62	178
Less: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(587)	(768)

Pro forma net earnings	$12,702	$13,755
Earnings per share—basic:
As reported	$0.24	$0.28
Pro forma	$0.23	$0.27
Earnings per share—diluted:
As reported	$0.24	$0.27
Pro forma	$0.23	$0.26
	Six Months Ended June 30,
	2003	2002
Net earnings, as reported	$21,469	$27,083
Restricted stock compensation expense included in net earnings, net of related tax effects	124	381
Less: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,175)	(1,530)

Pro forma net earnings	$20,418	$25,934
Earnings per share—basic:
As reported	$0.39	$0.56
Pro forma	$0.37	$0.53
Earnings per share—diluted:
As reported	$0.39	$0.55
Pro forma	$0.37	$0.53

Because the determination of the fair value of all options granted includes an expected volatility factor and because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects for future years.

Other Accounting Policies

The Company's accounting policies, for which no significant changes have occurred in the quarter or six months ended June 30, 2003, are detailed in Note 1 of its 2002 Annual Report on Form 10-K.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The most significant impact of SFAS No. 145 is to eliminate the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items unless they are infrequent and unusual in nature. The

Company adopted SFAS No. 145 on January 1, 2003 and has reclassified its previously reported extraordinary items from the second, third and fourth quarters of 2002, which relate to early extinguishment of debt, to become a component of earnings before income taxes.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized initially at fair value when the liability is incurred. Under previous accounting rules, costs to exit or dispose of an activity were generally recognized at the date that the exit or disposal plan was committed to and communicated. The Company adopted SFAS No. 146 on January 1, 2003 to account for exit and disposal activities arising after that date. See Note 11, "Restructuring and Integration of IFC", for a detailed discussion of the Company's current restructuring initiatives.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions", which became effective for the Company upon issuance. SFAS No. 147 does not have applicability to the Company and therefore its implementation did not impact the financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, which became effective for the Company upon its issuance. SFAS No. 148 provides three transition options for companies that account for stock-based compensation, such as stock options, under the intrinsic-value method to convert to the fair value method. SFAS No. 148 also revised the prominence and character of the disclosures related to companies' stock-based compensation. For 2003, the Company is evaluating whether to adopt a transition option to include all stock-based compensation in income under the provisions of SFAS No. 148. The Company has included the disclosures prescribed by SFAS No. 148 within Note 1 of these consolidated financial statements.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 generally requires the recognition as liabilities in the balance sheet for obligations under financial instruments possessing both liability and equity characteristics, such as mandatorily redeemable instruments, obligations to repurchase equity shares by transferring assets and obligations to issue a variable number of shares. SFAS No. 150 becomes effective for the Company beginning July 1, 2003 at which time any instruments governed by the pronouncement would be incorporated into the Company's liabilities. The Company does not expect that the implementation of SFAS No. 150 will have a material effect on its consolidated financial position or results of operations.

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

3. Allowance for Doubtful Accounts

Accounts receivable are stated net of the allowance for doubtful accounts of $18.6 million and $21.0 million at June 30, 2003 and December 31, 2002, respectively. The reduction in the allowance for doubtful accounts reflects a lower level of past due receivables.

4. Goodwill

The changes in the carrying amount of goodwill for the six months ending June 30, 2003 are as follows:

(Amounts in thousands)	Flowserve Pump	Flow Solutions	Flow Control	Total
Balance as of December 31, 2002	$462,231	$29,512	$341,749	$833,492
Refinements to purchase price allocation of IFC(1)	—	—	24,860	24,860
Currency translation	2,131	1,319	3,245	6,695

Balance as of June 30, 2003	$464,362	$30,831	$369,854	$865,047

  (1)
  Relates primarily to changes in estimated deferred taxes, additional pension obligations, changes to acquired working capital components and reductions to allocated fair value of certain facilities. The Company has now completed its allocation of the purchase price of the flow control division of Invensys plc.

5. Derivative Instruments and Hedges

The Company enters into forward contracts to hedge its risk associated with transactions denominated in foreign currencies. The Company's risk management and derivatives policy specify the conditions in which the Company enters into derivative contracts. As of June 30, 2003, the Company had approximately $78.3 million of notional amount in outstanding contracts with third parties. As of June 30, 2003, the maximum length of any forward contract in place was 23 months. The fair value of outstanding forward contracts entered into by the Company at June 30, 2003 was $1.9 million and $3.3 million at December 31, 2002. During the quarters ended June 30, 2003 and 2002, respectively, the Company recognized changes in fair value, net of reclassifications, for losses of $0.9 million and for gains of $4.3 million, before income taxes, in comprehensive income related to its forward contracts.

The Company, also as part of its risk management program, enters into interest rate swap agreements to hedge its exposure to floating interest rates on certain portions of its debt. As of June 30, 2003, the Company had $215.0 million of notional amount in outstanding interest rate swaps with third parties. As of June 30, 2003, the maximum length of any interest rate contract in place was approximately 41 months. At June 30, 2003, the fair value of the interest rate swap agreements was a liability of $10.8 million and $9.8 million at December 31, 2002. During the quarters ended June 30, 2003 and 2002, respectively, the Company recognized changes in fair value, net of reclassifications, for losses of $0.7 million and for losses of $1.4 million, before income taxes, in comprehensive income related to its interest rate swap agreements.

The Company is exposed to risk from credit-related losses resulting from nonperformance by counterparties to its financial instruments. The Company performs credit evaluations of its counterparties under forward contracts and interest rate swap agreements and expects all counterparties to meet their obligations and has experienced no credit losses from its counterparties. Hedging related transactions recorded in comprehensive income are presented net of deferred taxes calculated at 35%.

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

The Company has completed its purchase price allocation of IFC and expects no further revisions.

The table below reflects unaudited pro forma results of the Company and IFC as if the acquisition had taken place at the beginning of 2002, including estimated purchase accounting adjustments and financing costs.

	Three Months Ended June 30,
(Amounts in thousands, except per share data)	2003	2002
Net sales	$614,036	$621,350
Net earnings	13,227	12,326
Net earnings per share—basic	$0.24	$0.22
Net earnings per share—diluted	0.24	0.22
	Six Months Ended June 30,
(Amounts in thousands, except per share data)	2003	2002
Net sales	$1,178,047	$1,197,116
Net earnings	21,469	35,840
Net earnings per share—basic	$0.39	$0.65
Net earnings per share—diluted	0.39	0.65

7. Debt

Debt, including capital lease obligations, consisted of:

(Amounts in thousands)	June 30, 2003	December 31, 2002
Term Loan Tranche A, interest rate of 3.65% and 5.06% (Euro) in 2003 and 3.94% and 5.19% (Euro) in 2002	$235,257	$259,265
Term Loan Tranche C, interest rate of 3.95% in 2003 and 4.19% in 2002	520,473	580,473
Senior Subordinated Notes net of discount, interest rate of 12.25%	260,647	253,988
Capital lease obligations and other	626	632

	1,017,003	1,094,358
Less amounts due within one year	32,081	38,610

Total debt due after one year	$984,922	$1,055,748

Senior Credit Facilities

As of June 30, 2003 and December 31, 2002, the Company's senior credit facilities are composed of Tranche A and Tranche C term loans and a revolving credit facility. During the six months ended June 30, 2003, the Company made optional debt prepayments of $85 million, including $65 million during the second quarter. In 2002, the Company made $33.8 million of mandatory and $170 million of optional prepayments on the term loans. As a consequence of the optional prepayments begun in 2002, the Company has no scheduled payments due until the fourth quarter of 2003, when $12.6 million is due.

The term loans, which were amended and restated in connection with the IFC acquisition, originally required scheduled principal payments beginning in 2001 for the Tranche A loan and in 2002 for the Tranche C loan. The Tranche A and Tranche C loans have ultimate maturities of June 2006 and June 2009, respectively. The term loans bear floating interest rates based on LIBOR plus a borrowing spread, or the prime rate plus a borrowing spread, at the option of the Company. The borrowing spread for the senior credit facilities can increase or decrease based on the leverage ratio as defined in the credit facility and on the Company's public debt ratings.

As part of the senior credit facilities, the Company also has a $300 million revolving credit facility that expires in June 2006. The revolving credit facility also allows the Company to issue up to $200 million in letters of credit. As of June 30, 2003 and December 31, 2002, there were no amounts outstanding under the revolving credit facility. The Company had issued $50.3 million in letters of credit under the facility, which reduced borrowing capacity of the facility to $249.7 million at June 30, 2003. This compares with a borrowing capacity of $248.2 million at December 31, 2002, net of letters of credit issued of $51.8 million.

The Company is required, under certain circumstances as defined in the credit facility, to use a percentage of excess cash generated from operations to reduce the outstanding principal of the term loans in the following year. Based upon the annual calculations performed at December 31, 2002 and 2001, no additional principal payments became due in 2003 or 2002 under this provision.

Senior Subordinated Notes

At June 30, 2003, the Company had $188.5 million and EUR 65 million (equivalent to $74.8 million) face value of Senior Subordinated Notes outstanding.

The Senior Subordinated notes were originally issued in 2000 at a discount to yield 12.5%, but have a coupon interest rate of 12.25%. Approximately one-third of these Senior Subordinated Notes were repurchased at a premium in 2001 utilizing proceeds from an equity offering, in accordance with the provisions of the Company's indenture.

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

Effective June 30, 2003, the Company amended certain financial covenants in its senior credit facility. Under the amendment, the step-down in the minimum leverage ratio and the step-up in the minimum interest coverage ratio were delayed. As of June 30, 2003, before and after the amendments, and as of December 31, 2002, the Company was in compliance with all covenants under its debt facilities. The following table highlights the significant bank amendment terms:

Amendment to Maximum Leverage Ratio:

Step-down	As Amended	Previous Terms
4.00x to 3.75x	9/30/04	6/30/03
3.75x to 3.50x	3/31/05	12/31/03
3.50x to 3.25x	9/30/05	6/30/04
3.25x to 3.00x	12/31/05 and thereafter	9/30/04

Amendment to Interest Coverage Ratio:

Step-up	As Amended	Previous Terms
2.25x to 3.00x	—	9/30/03
2.25x to 2.50x	9/30/03	—
2.50x to 2.75x	12/31/03	—
2.75x to 3.00x	3/31/04	—
3.00x to 4.00x	12/31/05	9/30/05

Amendment to definition of "Consolidated EBITDA":

  The definition of "Consolidated EBITDA" has been amended to include a provision to add back certain charges of up to $15 million on a cumulative basis to Consolidated Net Income for periods beginning July 1, 2003 and ended on or prior to December 31, 2004.

8. Sales of Accounts Receivable

The Company, through certain of its European subsidiaries, factors certain current accounts receivable without recourse. The various agreements have different terms, including options for renewal, none of which extend beyond December 2005. Under the Company's senior credit facility, such factoring is generally limited to $50 million, based on due date of the factored receivables.

At June 30, 2003 and December 31, 2002, respectively, the Company had received, using end of period exchange rates, a U.S. dollar equivalent of approximately $30 million and $17 million in cash from the factor under its most significant factoring program, which represents its purchase of $37 million and $21 million of receivables. As of these dates, the Company established a receivable from the factors for the $7 million and $4 million to be recouped upon payment by the customer. In the second quarter of 2003, the Company recognized approximately $0.2 million of loss in factoring receivables, which results in a total loss of $0.4 million to date in 2003.

Additionally, the Company maintains numerous other less significant factoring programs. In the aggregate, the total cash received from the factoring of the receivables under these agreements totaled $22 million at June 30, 2003 and $16.5 million at December 31, 2002.

9. Inventories

Inventories are stated at lower of cost or market. Cost is determined for U.S. inventories by the last-in, first-out (LIFO) method and for other inventories by the first-in, first-out (FIFO) method.

Inventories and the method of determining costs were:

(Amounts in thousands)	June 30, 2003	December 31, 2002
Raw materials	$107,268	$106,998
Work in process	249,389	235,195
Finished goods	230,664	242,795
Less: Progress billings	(81,224)	(80,943)
Less: Excess and obsolete reserve	(39,895)	(40,375)

	466,202	463,670
LIFO reserve	(32,547)	(32,427)

Net inventory	$433,655	$431,243

Percent of inventory accounted for by:
LIFO	57%	57%
FIFO	43%	43%

10. Accumulated Depreciation on Property, Plant and Equipment

Property, plant and equipment are stated net of accumulated depreciation of $392.8 million and $348.7 million at June 30, 2003 and December 31, 2002, respectively.

11. Restructuring and Integration of IFC

Restructuring Costs

In June 2002, in conjunction with the IFC acquisition, the Company initiated a restructuring program designed to reduce costs and eliminate excess capacity by consolidating facilities, closing 18 valve facilities, including 10 service facilities, and reducing sales and related support personnel. The Company's actions, some of which were approved and committed to in 2002 with the remaining actions approved and committed to in 2003, are expected to result in a gross reduction of approximately 920 positions and a net reduction of approximately 620 positions. Through June 30, 2003, 759 gross positions and 545 net positions had been eliminated pursuant to the program.

The Company established a restructuring reserve of $11.0 million upon acquisition of IFC, and increased the reserve by a total of $9.6 million during the latter half of 2002. The Company recognized an additional $1.3 million and $2.0 million net of non-cash reductions in the second and first quarters of 2003, respectively, for this program, primarily related to the closure of certain valve service facilities and the related reductions in workforce. The Company expects to pay the majority of these costs during 2003. Cumulative costs associated with the closure of Flowserve facilities of $6.2 million have been recognized as a restructuring expense in operating results since the date of acquisition. Cumulative costs associated with the closure of IFC facilities of $17.8 million and related deferred taxes of $6.6 million became part of the purchase price allocation of the transaction. The effect of these closure costs for IFC facilities increased the amount of goodwill otherwise recognizable as a result of the IFC acquisition.

The following illustrates activity related to the IFC restructuring reserve:

(Amounts in thousands)	Severance	Other Exit Costs	Total
Balance at June 5, 2002—program commencement	$6,880	$4,160	$11,040
Additional accruals	6,896	2,736	9,632
Cash expenditures	(3,037)	(1,241)	(4,278)

Balance at December 31, 2002	$10,739	$5,655	$16,394
Additional accruals	1,407	544	1,951
Cash expenditures	(3,382)	(726)	(4,108)

Balance at March 31, 2003	$8,764	$5,473	$14,237
Additional accruals	1,193	87	1,280
Cash expenditures	(2,548)	(714)	(3,262)

Balance at June 30, 2003	$7,409	$4,846	$12,255

Integration Costs

During the second and first quarters of 2003, the Company incurred integration expense of $5.7 million and $6.4 million, respectively, in conjunction with the integration of IFC, of which over 93% resulted from cash payments. This compares with $2.0 million recognized in the second quarter of 2002.

Expenses classified as integration represent period costs associated with acquisition-related activities such as relocation of product lines from closing to receiving facilities, realignment of receiving facilities, performance and retention bonuses, idle manufacturing costs, costs related to the integration team, and asset impairments.

Although the integration of IFC is largely complete, the Company expects to incur additional restructuring and integration expenses throughout the remainder of 2003.

12. Warranty Reserve

The following is a summary of the activity in the Company's warranty reserve:

(Amounts in thousands)
Balance as of December 31, 2002	$15,429
Accruals for warranty expense	8,440
Settlements made	(8,561)

Balance as of June 30, 2003	$15,308

13. Earnings Per Share

Basic and diluted earnings per weighted average share outstanding were calculated as follows:

	Quarter Ended June 30,
(Amounts in thousands, except per share amounts)	2003	2002
Net earnings	$13,227	$14,345

Denominator for basic earnings per share	55,158	51,920
Effect of potentially dilutive securities	155	759

Denominator for diluted earnings per share	55,313	52,679

Net earnings per share—basic	$0.24	$0.28

Net earnings per share—diluted	$0.24	$0.27

	Six Months Ended June 30,
(Amounts in thousands, except per share amounts)	2003	2002
Net earnings	$21,469	$27,083

Denominator for basic earnings per share	55,159	48,541
Effect of potentially dilutive securities	153	697

Denominator for diluted earnings per share	55,312	49,238

Net earnings per share—basic	$0.39	$0.56

Net earnings per share—diluted	$0.39	$0.55

Options outstanding with an exercise price greater than the average market price of the common stock were not included in the computation of diluted earnings per share.

The following summarizes options to purchase common stock that were excluded from the computations of potentially dilutive securities:

	Quarter Ended June 30,
	2003	2002
Total number excluded	2,709,543	108,414
Weighted average exercise price	$22.38	$36.30
	Six Months Ended June 30,
	2003	2002
Total number excluded	2,718,543	381,775
Weighted average exercise price	$22.35	$31.86

14. Contingencies

The Company has been involved as a "potentially responsible party" (PRP) at former public waste disposal sites that may be subject to remediation under pending government procedures. The sites are in various stages of evaluation by federal and state environmental authorities. The projected cost of remediating these sites, as well as the Company's alleged "fair share" allocation, is uncertain and speculative until all studies have been completed and the parties have either negotiated an amicable resolution or the matter has been judicially resolved. At each site, there are many other parties who have similarly been identified, and the identification and location of additional parties is continuing under applicable federal or state law. Many of the other parties identified are financially strong and solvent companies that appear able to pay their share of the remediation costs. Based on the Company's preliminary information about the waste disposal practices at these sites and the environmental regulatory process in general, the Company believes that it is likely that ultimate remediation liability costs for each site will be apportioned among all liable parties, including site owners and waste transporters, according to the volumes and/or toxicity of the wastes shown to have been disposed of at the sites.

The Company is a defendant in numerous pending lawsuits (which include, in many cases, multiple claimants) that seek to recover damages for alleged personal injury allegedly resulting from exposure to asbestos-containing products formerly manufactured and/or distributed by the Company. All such products were used within self-contained process equipment, and management does not believe that there was any emission of ambient asbestos-containing fiber during the use of this equipment.

The Company is also a defendant in several other product liability lawsuits that are insured, subject to the applicable deductibles, and certain other noninsured lawsuits received in the ordinary course of business. Management believes that the Company has adequately accrued estimated losses for such lawsuits. No insurance recovery has been projected for any of the insured claims, because management currently believes that all will be resolved within applicable deductibles. The Company is also a party to other noninsured litigation that is incidental to its business, and, in management's opinion, will be resolved without a material adverse impact on the Company's financial statements.

On August 7, 2003, a class action lawsuit was filed in federal court, in the Northern District of Texas, alleging that the Company violated federal securities law during a period beginning on October 23, 2001 and ending September 27, 2002. The complaint seeks unspecified compensatory damages and recovery of costs. The complaint also names Mr. C. Scott Greer, Chairman, President and Chief Executive Officer and Ms. Renee J. Hornbaker, Vice President and Chief Financial Officer as individual defendants. The Company strongly believes that the lawsuit is without any merit and plans to vigorously defend the case. The Company has reported the lawsuit to its applicable insurers.

Although none of the aforementioned potential liabilities can be quantified with absolute certainty, the Company has established reserves covering these possible exposures, which management believes are reasonable based on past experience and available facts. While additional exposures beyond these reserves could exist, none gives rise to any additional liability that can now be reasonably estimated, and the Company believes any such costs will not have a material adverse impact on the Company. The Company will continue to evaluate these potentially additional contingent loss exposures and, if they develop, recognize expense as soon as such losses can be reasonably estimated.

15. Contractual Obligations And Commercial Commitments

The following table presents a summary of the Company's contractual obligations at June 30, 2003:

	Payments Due By Period
(Amounts in millions)	Remainder of 2003	2004	2005- 2006	2007- 2008	2009 & Beyond	Total
Long-term debt and capital lease obligations	$12.6	$79.5	$150.9	$367.0	$407.0	$1,017.0
Operating leases	10.8	15.9	21.6	12.1	14.8	75.2
Unconditional purchase obligations	—	—	—	—	—	—
Other obligations	—	—	—	—	—	—

The following table presents a summary of the Company's commercial commitments at June 30, 2003:

	Commitment Expiration By Period
(Amounts in millions)	Remainder of 2003	2004	2005- 2006	2007- 2008	2009 & Beyond	Total
Standby letters of credit	$94.7	$27.0	$29.5	$2.4	$20.2	$173.8
Surety bonds	63.1	6.1	13.5	1.1	—	83.8
Other commitments	—	—	—	—	—	—

The Company expects to satisfy these commitments through by performing under its contracts.

16. Segment Information

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

Amounts classified as All Other include the corporate headquarters costs and other minor entities that are not considered separate segments. The Company generally evaluates its segments' performance based on operating profit excluding integration and restructuring expenses. Intersegment sales and transfers are recorded at cost plus a profit margin.

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

Three Months Ended June 30, 2003	Flowserve Pump	Flow Solutions	Flow Control	Subtotal— Reportable Segments	All Other	Consolidated Total
Sales to external customers	$293,931	$84,996	$233,643	$612,570	$1,466	$614,036
Intersegment sales	151	5,852	1,640	7,643	(7,643)	—

Total segment sales	294,082	90,848	235,283	620,213	(6,177)	614,036
Segment operating income (before special items)(1)	18,210	17,486	22,503	58,199	(8,678)	49,521
Identifiable assets	$1,312,036	$187,969	$1,018,185	$2,518,190	$95,711	$2,613,901
Three Months Ended June 30, 2002	Flowserve Pump	Flow Solutions	Flow Control	Subtotal— Reportable Segments	All Other	Consolidated Total
Sales to external customers	$315,829	$82,401	$192,822	$591,052	$1,676	$592,728
Intersegment sales	2,758	5,652	1,440	9,850	(9,850)	—

Total segment sales	318,587	88,053	194,262	600,902	(8,174)	592,728
Segment operating income (before special items)(2)	42,438	16,588	11,610	70,636	(7,982)	62,654
Identifiable assets	$1,354,161	$193,281	$1,043,916	$2,591,358	$180,294	$2,771,652
  (1)
  Special items reflect costs associated with the IFC Acquisition including integration expense of $5.7 million and restructuring expense of $0.8 million.

  (2)
  Special items reflect costs associated with the IFC Acquisition including a negative purchase accounting adjustment associated with the required write-up and sale of inventory of $2.6 million (recorded as a component of cost of sales), integration expense of $2.0 million and restructuring expense of $0.6 million.

A reconciliation of total segment operating income before special items to consolidated earnings before income taxes follows:

	Three Months Ended June 30,
	2003	2002
Total segment operating income (before special items)	$58,199	$70,636
Less:
Corporate expenses and other	8,678	7,982
Net interest expense	20,703	23,892
Loss on optional prepayments of debt	480	9,749
Other expense, net	1,674	1,645
Special items:
Integration expense	5,662	2,005
Restructuring expense	808	644
Purchase accounting adjustment related to the required write-up and subsequent sale of inventory	—	2,648

Earnings before income taxes	$20,194	$22,071

Six Months Ended June 30, 2003	Flowserve Pump	Flow Solutions	Flow Control	Subtotal— Reportable Segments	All Other	Consolidated Total
Sales to external customers	$574,975	$164,425	$436,066	$1,175,466	$2,581	$1,178,047
Intersegment sales	3,126	11,977	4,137	19,240	(19,240)	—

Total segment sales	578,101	176,402	440,203	1,194,706	(16,659)	1,178,047
Segment operating income (before special items)(1)	38,997	33,403	35,995	108,395	(17,696)	90,699
Identifiable assets	$1,312,036	$187,969	$1,018,185	$2,518,190	$95,711	$2,613,901
Six Months Ended June 30, 2002	Flowserve Pump	Flow Solutions	Flow Control	Subtotal— Reportable Segments	All Other	Consolidated Total
Sales to external customers	$580,680	$161,957	$293,656	$1,036,293	$3,486	$1,039,779
Intersegment sales	4,615	10,543	3,136	18,294	(18,294)	—

Total segment sales	585,295	172,500	296,792	1,054,587	(14,808)	1,039,779
Segment operating income (before special items)(2)	72,429	31,004	15,453	118,886	(14,352)	104,534
Identifiable assets	$1,354,161	$193,281	$1,043,916	$2,591,358	$180,294	$2,771,652
  (1)
  Special items reflect costs associated with the IFC Acquisition including integration expense of $12.1 million and restructuring expense of $1.8 million.

  (2)
  Special items reflect costs associated with the IFC Acquisition including a negative purchase accounting adjustment associated with the required write-up and sale of inventory of $2.6 million (recorded as a component of cost of sales), integration expense of $2.0 million and restructuring expense of $0.6 million.

A reconciliation of total segment operating income before special items to consolidated earnings before income taxes follows:

	Six Months Ended June 30,
	2003	2002
Total segment operating income (before special items)	$108,395	$118,886
Less:
Corporate expenses and other	17,696	14,352
Net interest expense	40,950	45,712
Loss on optional prepayments of debt	639	9,749
Other expense, net	2,441	2,110
Special items:
Integration expense	12,073	2,005
Restructuring expense	1,820	644
Purchase accounting adjustment related to the required write-up and subsequent sale of inventory	—	2,648

Earnings before income taxes	$32,776	$41,666

17. Guarantor and Nonguarantor Financial Statements

Under the Company's Senior Subordinated Notes, Flowserve Corporation, the parent, guarantees the Senior Subordinated Notes issued by Flowserve Finance, B.V., the named borrower. Because of this parent guarantee, the Company is required to present the following consolidating financial information including the consolidating balance sheet as of June 30, 2003 and December 31, 2002, and the related statements of operations for six months and three months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002 for:

  •
  Flowserve Corporation, the parent;
  •
  Flowserve Finance B.V.;
  •
  the guarantor subsidiaries;
  •
  the nonguarantor subsidiaries; and
  •
  the Company on a consolidated basis.

The information includes elimination entries necessary to consolidate Flowserve Corporation, the parent, with Flowserve Finance, B.V., and guarantor and nonguarantor subsidiaries.

Investments in subsidiaries are accounted for by the parent using the equity method of accounting. The guarantor and nonguarantor subsidiaries are presented on a combined basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Separate financial statements for the guarantor subsidiaries and the nonguarantor subsidiaries are omitted because management believes that such financial statements would not be meaningful to readers of the financial statements.

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)
CONSOLIDATING STATEMENT OF OPERATIONS
For The Three Months Ended June 30, 2003
(unaudited)

	Parent	Flowserve Finance B.V.	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$—	$297,904	$346,384	$(30,252)	$614,036
Cost of sales	—	—	223,169	241,151	(30,252)	434,068

Gross profit	—	—	74,735	105,233	—	179,968
Selling, general and administrative expense	—	—	70,208	60,239	—	130,447
Integration expense	—	—	3,338	2,324	—	5,662
Restructuring expense	—	—	(850)	1,658	—	808

Operating income	—	—	2,039	41,012	—	43,051
Net interest (income) expense	(7,157)	6,891	20,759	210	—	20,703
Loss on optional prepayments of debt	480	—	—	—	—	480
Other expense (income), net	—	—	(20,906)	22,580	—	1,674
Equity in earnings of subsidiaries	(9,020)	—	—	—	9,020	—

Earnings (loss) before income taxes	15,697	(6,891)	2,186	18,222	(9,020)	20,194
Provision (benefit) for income taxes	2,470	311	809	3,377	—	6,967

Net earnings (loss)	$13,227	$(7,202)	$1,377	$14,845	$(9,020)	$13,227

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)
CONSOLIDATING STATEMENT OF OPERATIONS
For The Three Months Ended June 30, 2002
(unaudited)

	Parent	Flowserve Finance B.V.	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$—	$333,280	$282,379	$(22,931)	$592,728
Cost of sales	—	—	246,429	187,205	(22,931)	410,703

Gross profit	—	—	86,851	95,174	—	182,025
Selling, general and administrative expense	—	—	79,525	42,494	—	122,019
Integration expense	—	—	1,579	426	—	2,005
Restructuring expense	—	—	644	—	—	644

Operating income	—	—	5,103	52,254	—	57,357
Net interest expense	1,698	3,360	17,221	1,613	—	23,892
Loss on optional prepayments of debt	9,749	—	—	—	—	9,749
Other expense (income), net	34	—	(3,757)	5,368	—	1,645
Equity in earnings of subsidiaries	(21,774)	—	—	—	21,774	—

Earnings (loss) before income taxes	10,293	(3,360)	(8,361)	45,273	(21,774)	22,071
Provision (benefit) for income taxes	(4,052)	—	(3,093)	14,871	—	7,726

Net earnings (loss)	$14,345	$(3,360)	$(5,268)	$30,402	$(21,774)	$14,345

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)
CONSOLIDATING STATEMENT OF OPERATIONS
For The Six Months Ended June 30, 2003
(unaudited)

	Parent	Flowserve Finance B.V.	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$—	$600,139	$633,276	$(55,368)	$1,178,047
Cost of sales	—	—	441,901	442,044	(55,368)	828,577

Gross profit	—	—	158,238	191,232	—	349,470
Selling, general and administrative expense	—	—	144,988	113,783	—	258,771
Integration expense	—	—	7,970	4,103	—	12,073
Restructuring expense	—	—	162	1,658	—	1,820

Operating income	—	—	5,118	71,688	—	76,806
Net interest (income) expense	(14,180)	13,457	42,142	(469)	—	40,950
Loss on optional prepayments of debt	639	—	—	—	—	639
Other expense (income), net	—	—	(30,146)	32,587	—	2,441
Equity in earnings of subsidiaries	(12,937)	—	—	—	12,937	—

Earnings (loss) before income taxes	26,478	(13,457)	(6,878)	39,570	(12,937)	32,776
Provision (benefit) for income taxes	5,010	525	(2,545)	8,317	—	11,307

Net earnings (loss)	$21,468	$(13,982)	$(4,333)	$31,253	$(12,937)	$21,469

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)
CONSOLIDATING STATEMENT OF OPERATIONS
For The Six Months Ended June 30, 2002
(unaudited)

	Parent	Flowserve Finance B.V.	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$—	$610,975	$475,993	$(47,189)	$1,039,779
Cost of sales	—	—	444,080	318,827	(47,189)	715,718

Gross profit	—	—	166,895	157,166	—	324,061
Selling, general and administrative expense	—	—	148,399	73,776	—	222,175
Integration expense	—	—	1,579	426	—	2,005
Restructuring expense	—	—	644	—	—	644

Operating income	—	—	16,273	82,964	—	99,237
Net interest expense	301	3,023	37,103	5,285	—	45,712
Loss on optional prepayments of debt	9,749	—	—	—	—	9,749
Other expense (income), net	34	—	(7,953)	10,029	—	2,110
Equity in earnings of subsidiaries	(33,631)	—	—	—	33,631	—

Earnings (loss) before income taxes	23,547	(3,023)	(12,877)	67,650	(33,631)	41,666
Provision (benefit) for income taxes	(3,536)	—	(4,764)	22,883	—	14,583

Net earnings (loss)	$27,083	$(3,023)	$(8,113)	$44,767	$(33,631)	$27,083

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)
CONSOLIDATING BALANCE SHEET
June 30, 2003
(unaudited)

	Parent	Flowserve Finance B.V.	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$—	$894	$54,990	$—	$55,884
Intercompany receivables	130,044	3,765	69,337	37,154	(240,300)	—
Accounts receivable, net	—	—	186,164	286,002	—	472,166
Inventories	—	—	232,020	201,635	—	433,655
Deferred tax assets	(6,713)	—	41,623	1,521	—	36,431
Prepaid expenses	—	—	17,541	12,514	—	30,055

Total current assets	123,331	3,765	547,579	593,816	(240,300)	1,028,191
Property, plant and equipment, net	—	—	227,543	222,201	—	449,744
Investment in subsidiaries	396,858	296,065	514,855	—	(1,207,778)	—
Intercompany receivables	1,220,630	90,510	282,021	227,869	(1,821,030)	—
Goodwill	—	—	684,752	180,295	—	865,047
Other intangible assets, net	—	—	139,474	30,659	—	170,133
Other assets	27,434	2,836	41,298	31,295	—	102,863

Total assets	$1,768,253	$393,176	$2,437,522	$1,286,135	$(3,269,108)	$2,615,978

Current liabilities:
Accounts payable	$—	$—	$87,000	$137,997	$—	$224,997
Intercompany payables	—	33,525	183,003	23,772	(240,300)	—
Accrued liabilities	28,581	3,813	77,692	135,317	—	245,403
Long-term debt due within one year	32,022	—	—	59	—	32,081

Total current liabilities	60,603	37,338	347,695	297,145	(240,300)	502,481
Long-term debt due after one year	899,060	74,094	420	11,348	—	984,922
Intercompany payables	—	355,996	1,353,780	111,254	(1,821,030)	—
Retirement benefits and other liabilities	—	—	176,077	143,908	—	319,985
Shareholders' equity:
Serial preferred stock	—	—	—	—	—	—
Common shares	72,018	—	2	182,331	(182,333)	72,018
Capital in excess of par value	477,790	—	300,963	426,194	(727,157)	477,790
Retained earnings (deficit)	430,492	(39,838)	238,606	233,008	(431,776)	430,492

	980,300	(39,838)	539,571	841,533	(1,341,266)	980,300
Treasury stock at cost	(63,338)	—	—	—	—	(63,338)
Deferred compensation obligation	7,341	—	—	—	—	7,341
Accumulated other comprehensive (loss) income	(115,713)	(34,414)	19,979	(119,053)	133,488	(115,713)

Total shareholders' equity	808,590	(74,252)	559,550	722,480	(1,207,778)	808,590

Total liabilities and shareholders' equity	$1,768,253	$393,176	$2,437,522	$1,286,135	$(3,269,108)	$2,615,978

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)
CONSOLIDATING BALANCE SHEET
December 31, 2002

	Parent	Flowserve Finance B.V.	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$—	$6,937	$42,356	$—	$49,293
Intercompany receivables	181,156	3,822	48,691	49,962	(283,631)	—
Accounts receivable, net	—	1	222,112	268,698	—	490,811
Inventories	—	—	232,406	198,837	—	431,243
Deferred tax assets	—	—	24,520	1,940	—	26,460
Prepaid expenses	—	—	18,629	14,596	—	33,225

Total current assets	181,156	3,823	553,295	576,389	(283,631)	1,031,032
Property, plant and equipment, net	—	—	244,298	220,150	—	464,448
Investment in subsidiaries	377,949	296,065	514,853	—	(1,188,867)	—
Intercompany receivables	1,219,430	82,532	330,260	220,422	(1,852,644)	—
Goodwill	—	—	665,321	168,171	—	833,492
Other intangible assets, net	—	—	146,967	29,530	—	176,497
Other assets	19,468	2,748	48,191	31,789	—	102,196

Total assets	$1,798,003	$385,168	$2,503,185	$1,246,451	$(3,325,142)	$2,607,665

Current liabilities:
Accounts payable	$—	$—	$96,418	$134,185	$—	$230,603
Intercompany payables	(597)	18,002	242,783	23,443	(283,631)	—
Accrued liabilities	26,960	3,353	85,178	107,306	—	222,797
Long-term debt due within one year	38,564	—	—	46	—	38,610

Total current liabilities	64,927	21,355	424,379	264,980	(283,631)	492,010
Long-term debt due after one year	977,386	67,546	420	10,396	—	1,055,748
Intercompany payables	—	324,617	1,420,559	107,468	(1,852,644)	—
Retirement benefits and other liabilities	—	—	168,214	136,003	—	304,217
Shareholders' equity:
Serial preferred stock	—	—	—	—	—	—
Common shares	72,018	—	2	182,331	(182,333)	72,018
Capital in excess of par value	477,635	—	300,963	426,194	(727,157)	477,635
Retained earnings (deficit)	409,023	(25,857)	242,939	201,756	(418,838)	409,023

	958,676	(25,857)	543,904	810,281	(1,328,328)	958,676
Treasury stock at cost	(63,809)	—	—	—	—	(63,809)
Deferred compensation obligation	7,332	—	—	—	—	7,332
Accumulated other comprehensive (loss) income	(146,509)	(2,493)	(54,291)	(82,677)	139,461	(146,509)

Total shareholders' equity	755,690	(28,350)	489,613	727,604	(1,188,867)	755,690

Total liabilities and shareholders' equity	$1,798,003	$385,168	$2,503,185	$1,246,451	$(3,325,142)	$2,607,665

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)
CONSOLIDATING STATEMENT OF CASH FLOWS
For The Six Months Ended June 30, 2003
(unaudited)

	Parent	Flowserve Finance B.V.	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Cash Flows—Operating activities:
Net earnings (loss)	$21,468	$(13,982)	$(4,333)	$31,253	$(12,937)	$21,469
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
Depreciation	—	—	16,426	14,014	—	30,440
Amortization	—	—	4,196	997	—	5,193
Amortization of prepaid financing fees and discount	2,131	360	—	—	—	2,491
Loss on optional prepayment of debt	639	—	—	—	—	639
Net (gain) loss on the disposition of fixed assets	—	—	—	(20)	—	(20)
Change in operating assets and liabilities:
Accounts receivable	—	—	32,168	7,493	—	39,661
Inventories	—	—	(4,170)	17,176	—	13,006
Intercompany receivable and payable	44,110	13,373	(54,724)	(34,827)	32,068	—
Prepaid expenses	—	—	362	(446)	—	(84)
Other assets	(171)	—	(19,457)	17,257	—	(2,371)
Accounts payable	(71)	—	(10,678)	(7,882)	—	(18,631)
Accrued liabilities	(146)	249	4,702	(2,658)	—	2,147
Retirement benefits and other liabilities	—	—	(12,360)	19,353	—	6,993
Net deferred taxes	(2,091)	—	16,326	(17,824)	—	(3,589)

Net cash flows provided (used) by operating activities	65,869	—	(31,542)	43,886	19,131	97,344

Cash Flows—Investing activities:
Capital expenditures	—	—	(8,134)	(4,615)	—	(12,749)
Change in investments in subsidiaries	19,131	—	—	—	(19,131)	—

Net cash flows used by investing activities	19,131	—	(8,134)	(4,615)	(19,131)	(12,749)

Cash Flows—Financing activities:
Payments of long-term debt	(85,000)	—	—	—	—	(85,000)
Cash dividends (paid) received	—	—	33,637	(33,637)	—	—

Net cash flows provided (used) by financing activities	(85,000)	—	33,637	(33,637)	—	(85,000)
Effect of exchange rate changes	—	—	(4)	7,000	—	6,996

Net change in cash and cash equivalents	—	—	(6,043)	12,634	—	6,591
Cash and cash equivalents at beginning of year	—	—	6,937	42,356	—	49,293

Cash and cash equivalents at end of period	$—	$—	$894	$54,990	$—	$55,884

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)
CONSOLIDATING STATEMENT OF CASH FLOWS
For The Six Months Ended June 30, 2002
(unaudited)

	Parent	Flowserve Finance B.V.	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Cash Flows—Operating Activities:
Net earnings (loss)	$27,083	$(3,023)	$(7,642)	$44,296	$(33,631)	$27,083
Adjustments to reconcile net earnings (loss) to cash (used) provided by operating activities:
Depreciation	—	—	15,157	11,015	—	26,172
Amortization	—	—	3,322	296	—	3,618
Amortization of prepaid financing fees and discount	2,304	421	—	—	—	2,725
Loss on optional prepayment of debt	9,749	—	—	—	—	9,749
Net (gain) loss on disposition of fixed assets	—	—	(248)	176	—	(72)
Change in operating assets and liabilities:
Accounts receivable	—	—	11,991	(7,060)	—	4,931
Inventories	—	—	(7,277)	(285)	—	(7,562)
Intercompany receivable and payable	121,442	260,887	(38,692)	(406,976)	63,339	—
Prepaid expenses	—	720	9,066	(1,197)	—	8,589
Other assets	(40)	(234)	7,234	(9,442)	—	(2,482)
Accounts payable	(15)	—	(6,466)	(2,625)	—	(9,106)
Accrued liabilities	(2,034)	260	(9,171)	7,433	—	(3,512)
Retirement benefits and other liabilities	—	—	5,971	(2,421)	—	3,550
Net deferred taxes	6,290	—	9,934	161	—	16,385

Net cash (used) provided by operating activities, net of acquisitions	164,779	259,031	(6,821)	(366,629)	29,708	80,068

Cash Flows—Investing Activities:
Capital expenditures	—	—	(8,279)	(6,488)	—	(14,767)
Cash received for disposal of assets	—	—	1,672	—	—	1,672
Payments for acquisitions, net of cash acquired	—	—	(313,291)	(216,425)	—	(529,716)
Change in investments in subsidiaries	(743,778)	(258,438)	356,936	32,907	612,373	—

Net cash flows (used) provided by investing activities	(743,778)	(258,438)	37,038	(190,006)	612,373	(542,811)

Cash Flows—Financing Activities:
Net repayments under lines of credit	(70,078)	—	(28)	106	—	(70,000)
Proceeds from long-term debt	786,561	51	(2,189)	10,883	—	795,306
Payments of long-term debt	(495,591)	—	—	—	—	(495,591)
Payment of prepaid financing fees	(4,953)	—	—	—	—	(4,953)
Other direct costs of long-term debt repayment	(726)	—	—	—	—	(726)
Proceeds from issuance of common stock	275,925	—	—	—	—	275,925
Net proceeds from stock option activity	16,849	—	—	—	—	16,849
Other	71,012	(644)	—	571,603	(642,081)	(110)

Net cash flows provided (used) by financing activities	578,999	(593)	(2,217)	582,592	(642,081)	516,700
Effect of exchange rate changes	—	—	—	6,026	—	6,026

Net change in cash and cash equivalents	—	—	28,000	31,983	—	59,983
Cash and cash equivalents at beginning of year	—	—	—	21,533	—	21,533

Cash and cash equivalents at end of period	$—	$—	$28,000	$53,516	$—	$81,516

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

Critical Accounting Policies and Estimates

Management's discussion and analysis are based on the Company's consolidated financial statements and related footnotes contained within this report. The Company's more critical accounting policies used in the preparation of the consolidated financial statements were discussed in the Company's annual report on Form 10-K. These critical policies, for which no significant changes have occurred in the current quarter and six months ended June 30, 2003, include:

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

Results Of Operations—Three Months Ended June 30, 2003

In general, the three months ended June 30, 2003 consolidated results and the Flow Control Division results were higher than the corresponding period in the previous year due to a full quarter's impact of the Company's acquisition of Invensys' flow control division (IFC), which took place on May 2, 2002. The results for IFC subsequent to that date are included in the results for the Company's Flow Control Division. The IFC acquisition is discussed in further detail in the Liquidity and Capital Resources section of this Management's Discussion and Analysis. Pro forma results referenced throughout this Management's Discussion and Analysis assume that the acquisition of IFC occurred on January 1, 2002 and include estimated purchase accounting and financing impacts.

All pro forma information is provided solely to enhance understanding of the operating results, not to purport what the Company's results of operations would have been had such transactions or events occurred on the dates specified or to project the Company's results of operations for any future period.

Bookings, Sales and Backlog

	Quarter Ended March 31,
(In millions of dollars)	2003	2002	Pro forma 2002
Bookings	$622.4	$572.3	$601.0
Sales	614.0	592.7	621.4
Backlog	814.7	799.5	799.5

Bookings, or incoming orders for which there are purchase commitments, increased 8.8% compared with the second quarter of 2002 largely due to the IFC acquisition, increased project bookings and estimated foreign currency translation effect (which contributed 7.9% to bookings), offset in part by declines in business due to continued weakness in the U.S. economy which impacted the chemical and general industrial sectors of the business. Additionally, bookings in the power sector of the business and into the Middle East and Venezuela declined. The foreign currency benefits resulted from strengthening of the Euro and the British Pound, offset in part by weakening of Latin American currencies.

Bookings on a pro forma basis increased in the three months ended June 30, 2003 by 3.6%, which is primarily related to currency translation benefits and increased petroleum project activity, offset by the above referenced negative market conditions.

Bookings to the upstream petroleum sector particularly in China, Russia and Africa were a major driver to the bookings increase. The downstream petroleum sector was weaker as many refiners operated at full capacity and deferred maintenance to maximize profits and to compensate for lost petroleum volumes from Venezuela, as a result of that country's recent political crisis. As Venezuelan production normalizes, the Company believes that bookings, particularly quick turnaround orders, are likely to recover. The chemical sector continued to weaken with increased natural gas prices further adversely affecting U.S. spending in the sector. The Company remains cautious regarding the near-term outlook for the chemical business, expecting the potential for increased demand upon resurgence of the global economy. Outside of some success in the nuclear power business, and certain desalination business, the power business remained relatively weak. The Company does not expect much improvement in this sector until at least the fourth quarter of 2003, since power facilities typically operate at full capacity in the third quarter, providing little opportunity for routine repair or maintenance.

From a geographic perspective, U.S. recovery from recession appears to be a slow and gradual process. Europe, while currently fairly stable, has only weak prospect for near-term recovery. In the current quarter, bookings into the Middle East were adversely impacted by the Iraq conflict. Assuming a continued

absence of further or extended conflict in the Middle East, the Company believes considerable opportunities may exist, particularly for the power, water and petroleum sectors. Iraq, in particular, provides potential long-term opportunity. Both Asia and Africa have upside potential, especially in the petroleum, power, and water sectors. The current quarter bookings were adversely impacted by the political crisis in Venezuela and its ripple impacts on the United States refineries. However, as the economies of South America become more stable, the opportunities in this region, particularly in the petroleum sector, may improve.

Sales increased 3.6% for the three months ended June 30, 2003, compared with the same period in 2002. The IFC acquisition and an estimated favorable currency translation of 7.7% impacted sales. Sales for the second quarter of 2003 decreased 1.2% compared with the same period in 2002 on a pro forma basis, including IFC, reflecting the weakness in the quick turnaround business to the chemical and general industrial sectors, lower sales of all products and services into the power sector and lower aftermarket sales in part related to the Venezuelan and Middle East conflicts (as previously discussed). These factors were partially offset by the aforementioned currency translation benefit. The quick turnaround business is generally business that is booked and shipped to end user customers within the same reporting period. Chemical and industrial pumps, valves, seals and related services are highly dependent on this quick turnaround business.

Net sales to international customers, including export sales from the U.S., were 59% of sales in the second quarter of 2003 compared with 52% in the same period in 2002. IFC's proportionately higher mix of international operations and favorable currency translation contributed to the increase in 2003.

At June 30, 2003, backlog increased 1.9% compared with June 30, 2002 and increased 11.0% compared with $733.7 million at December 31, 2002. The backlog increase compared with year-end and the prior year resulted from the strengthening of the Euro and increased bookings during 2003, predominately related to upstream petroleum projects.

Consolidated Results

Gross profit decreased 1.1% to $180.0 million compared with $182.0 million in the same period in 2002. The gross profit margin was 29.3% for the three months ended June 30, 2003, compared with 30.7% for the same period in 2002. On a pro forma basis for 2002, including IFC, gross profit was $187.6 million, which yielded a gross profit margin of 30.2%. Gross profit margin was negatively impacted by an unfavorable product mix weighted towards lower margin project business versus the historically more profitable quick turnaround business, specifically in lower volumes of chemical and industrial products and services, and lower aftermarket sales into Venezuela and the Middle East. In addition, cost overruns on certain engineered pump contracts and unfavorable manufacturing absorption variances, stemming from lower production throughput, adversely impacted the gross profit and related margin despite the synergy benefits from the IFC acquisition and other cost reductions.

Selling, general and administrative expense increased to $130.4 million for the three months ended June 30, 2003 compared with $122.0 million in 2002. This 6.9% increase primarily reflects the impact of the IFC acquisition and a negative impact from currency translation of 6.7%. As a percentage of sales, selling, general and administrative expense was 21.2% compared with 20.6% in 2002. Selling, general and administrative expense on a pro forma basis, including IFC, in the second quarter of 2002 was $130.7 million, which represented 21.0% of such amounts as a percentage of pro forma sales. Absent estimated negative currency translation impacts, selling, general and administrative expense was down approximately 6.4% from the prior year on a pro forma basis.

Restructuring expense of $0.8 million and integration expense of $5.7 million, related to the integration of IFC into the Flow Control Division, were recognized for the quarter ended June 30, 2003 compared with restructuring expense of $0.6 million and integration expense of $2.0 million in the same period of 2002. Restructuring expense represents severance and other exit costs related to Flowserve valve facility closures and reductions in work force. Integration expense represents period costs associated with IFC acquisition-related reorganizations such as relocation of product lines from closed to receiving facilities, realignment of receiving facilities, performance and retention bonuses, idle manufacturing costs, costs related to the integration team and asset impairments. The Company has largely completed its restructuring and integration activities related to IFC, although it expects to continue bearing costs of approximately $5.6 million related thereto through the end of 2003.

Operating income for the three months ended June 30, 2003 decreased 24.9% to $43.1 million compared with $57.4 million in 2002. Operating income in the second quarter of 2002 on a pro forma basis was $54.3 million. The decrease in operating income reflects the impact of the aforementioned integration and restructuring activities related to the IFC acquisition and market related factors resulting in a less favorable product mix and lower demand for products and services for chemical, power and general industrial markets, and Venezuela and Middle East markets. Additionally, some project cost overruns and unfavorable absorption variances resulting from lower production volumes negatively impacted operating income. These impacts were partially offset by currency translation benefits and synergy benefits from the IFC integration. Synergy savings at June 30, 2003 are estimated at an annual run rate of $20 million.

During the second quarter of 2003, the Company recognized expenses of $0.5 million related to the write-off of unamortized prepaid financing fees resulting from the $65 million of optional debt repayments during June 2003. The Company expects additional non-cash expense associated with the write-off of prepaid financing fees as it continues to prepay debt. As a result of refinancing its senior credit facility for the IFC acquisition during the second quarter of 2002, the Company incurred non-cash expense of $9.7 million for write-off of prepaid financing fees and other related fees. Prior to the issuance of SFAS No. 145, which the Company adopted effective January 1, 2003, these non-cash expenses were reported as extraordinary items in the statement of operations, however, the 2002 amounts have been reclassified to conform to the 2003 presentation, as required per the new standard.

Net interest expense decreased during the second quarter of 2003 to $20.7 million, compared with $23.9 million in the same period in 2002 due to lower debt levels associated with optional and scheduled debt paydowns since June 30, 2002 and lower borrowing spreads associated with the renegotiation of the Company's revolving credit facility in April 2002. Currently, approximately 47% of the Company's debt was fixed rate debt at June 30, 2003, including the effects of $215 million notional interest rate swaps.

The Company's effective tax rate for the second quarter of 2003 was 34.5% compared with 35.0% in the same period in 2002. The decrease in the effective rate was primarily due to improved utilization of foreign tax credits. The effective tax rate is based upon historical and current earnings, estimates of future taxable earnings for each domestic and international location and the estimated impact of tax planning strategies. Changes in any of these and other factors could impact the tax rate in future periods.

Net earnings decreased in the second quarter of 2003 to $13.2 million, or $0.24 per share, compared with earnings of $14.3 million, or $0.27 per share in the second quarter of 2002. The decrease in earnings in 2003 reflects the factors as discussed in the above narrative.

The decline in earnings per share was impacted by lower earnings and increased average shares. Average diluted shares increased by 4.9% to 55.3 million in the second quarter of 2003, compared with 52.7 million in the same period in 2002. The increase in shares reflects the weighted average impact from the equity offering completed in April 2002 to finance the IFC acquisition, partially offset by lower dilutive effects associated with lower prevailing stock prices compared with the comparable period of 2002.

Comprehensive income decreased 29.1% to $39.7 million in the second quarter of 2003 compared with $56.0 million in the year ago quarter. The decrease reflects less favorable foreign currency translation adjustments, less favorable hedging results and reduced net earnings, as previously discussed.

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

The Company evaluates segment performance based on operating income excluding special items. Operating income before special items provides the most meaningful measure of operating performance since it eliminates expenses associated with strategic corporate decisions not directly associated with ongoing segment performance and since such expenses are closely related to the Company's plans to purchase and integrate its acquisitions. Special items included in operating income during the quarter ended June 30, 2003, all associated withthe acquisition of IFC, and the Flow Control Division, include the following:

	Quarter Ended June 30,
(In millions of dollars)	2003	2002
Purchase accounting adjustment related to the required write-up and subsequent sale of inventory	$—	$2.6
Integration expense	5.7	2.0
Restructuring expense	0.8	0.6

Total	$6.5	$5.2

Sales and operating income before special items for each of the three business segments follows:

Flowserve Pump Division

	Quarter Ended June 30,
(In millions of dollars)	2003	2002
Total segment bookings	$317.0	$275.6
Total segment sales	294.1	318.6
Operating income	18.2	42.4
Operating income as a percentage of sales	6.2%	13.3%

Bookings for Flowserve Pump Division (FPD) in the current quarter increased 15.0% from the prior year which reflects the continued

strengthening of bookings begun in the first quarter of 2003. This increase reflects project bookings in the upstream petroleum sector of the business as well as an estimated favorable 8.4% currency translation impact. These project bookings are predominately scheduled for shipment in 2004.

Sales of pumps, pump parts and related services for FPD for the three months ended June 30, 2003 decreased 7.7% compared with the same period in 2002, despite an estimated 8.1% benefit due to currency translation. The decrease in 2003 was largely due to market-driven changes resulting in a lower volume of project shipments from its North American operations, lower power project shipments, lower sales into the Middle East and Venezuela, and lower industrial pump sales to the chemical and general industrial markets.

FPD operating income decreased by 57.1% in the three months ended June 30, 2003, compared with the same period in 2002. Operating income as a percentage of sales declined to 6.2% from 13.3%. The decline in operating income and its margin reflects a combination of lower sales, an unfavorable product mix, cost overruns on certain engineered projects and unfavorable manufacturing absorption variance related to lower production throughput. The unfavorable product mix reflects reduced levels of sales to the chemical and general industrial markets and of parts and services, particularly to the Middle East and Venezuela. The cost overruns related to some highly engineered applications that were more challenging than originally anticipated.

Flow Solutions Division

	Quarter Ended June 30,
(In millions of dollars)	2003	2002
Total segment bookings	$90.0	$88.0
Total segment sales	90.8	88.1
Operating income	17.5	16.6
Operating income as a percentage of sales	19.3%	18.8%

Bookings for Flow Solutions Division (FSD) increased 2.3% from the prior year, largely due to the strengthening of the Euro, offset in part by weakened demand in the chemical sector, Middle East and at U.S. Gulf Coast refiners, who operated at full capacity and deferred maintenance to compensate for some earlier lost petroleum volumes from Venezuela.

Sales of seals within FSD for the three months ended June 30, 2003 increased 3.1% compared with the same period in 2002. The 2003 increase generally reflects an estimated 4.2% increase due to currency translation and the division's continued emphasis on end user business and its success in establishing longer-term customer alliance programs. The Company believes that this emphasis combined with heightened levels of service, reliability and innovative solutions have contributed to an increase in market share. As such, the Company is currently implementing this end user strategy in its other divisions. Sales, however, were negatively impacted by weak market conditions as discussed in the above paragraph.

FSD operating income for the three months ended June 30, 2003 increased 5.4% compared with the same period in 2002. Operating income as a percentage of sales also improved from the same period last year. These improvements primarily reflect the benefit of higher sales and the impact of continuous improvement projects, which have created operating efficiencies.

Flow Control Division

	Quarter Ended June 30,
(In millions of dollars)	2003	2002	Pro forma 2002
Total segment bookings	$229.0	$205.7	$234.3
Total segment sales	235.3	194.3	222.9
Operating income (before special items)	22.5	11.6	8.4
Operating income (before special items) as a percentage of sales	9.6%	6.0%	3.8%

Bookings for Flow Control Division (FCD) increased by 11.3% primarily due to the acquisition of IFC and strengthening of the Euro (which increased incoming orders by an estimated 8.1%). Bookings were down 2.3% compared with the prior year pro forma. Despite favorable currency, the decline in bookings reflects the absence of an unusually large $20 million nuclear project order received in 2002.

Sales of valves and related products and services for the FCD increased by 21.1% in the second quarter of 2003 compared with the same period in 2002, primarily due to the acquisition of IFC and estimated favorable currency of 8.4%. On a pro forma basis for the quarter ended June 30, 2003, including IFC, sales increased 5.6% generally due to favorable currency translation effects but were partially offset by a reduced customer demand for valve products and services in the power and chemical sectors.

Operating income, before special items, almost doubled and operating income as a percentage of sales increased to 9.6% from 6.0% in the prior year. FCD pro forma operating income, before special items, for the three months ended June 30, 2003 increased 168% compared to the same period in 2002. The improvement in operating income and operating income as a percentage of sales reflects the increased sales volume, captured synergy benefits and operational improvements in the valve service business, all despite weakened market conditions. The integration of IFC is essentially complete, although integration and restructuring expenses are expected throughout the remainder of 2003. Synergy savings at the end of the second quarter are estimated at an annual run rate of approximately $20 million.

Results Of Operations—Six Months Ended June 30, 2003

In general, June 30, 2003 consolidated results and the Flow Control Division results were higher than the corresponding period in the previous year due to the Company's acquisition of Invensys' flow control division (IFC) on May 2, 2002. The results for IFC subsequent to the date of acquisition are included in the results for the Company's Flow Control Division. The IFC acquisition is discussed in further detail in the Liquidity and Capital Resources section of this Management's Discussion and Analysis. Pro forma results referenced throughout this Management's Discussion and Analysis assume that the acquisition of IFC occurred on January 1, 2002 and include estimated purchase accounting and financing impacts.

All pro forma information is provided solely to enhance understanding of the operating results, not to purport what the Company's results of operations would have been had such transactions or events occurred on the dates specified or to project the Company's results of operations for any future period.

Bookings, Sales and Backlog

	Six Months Ended June 30,
(In millions of dollars)	2003	2002	Pro forma 2002
Bookings	$1,230.4	$1,046.2	$1,188.3
Sales	1,178.0	1,039.8	1,197.1
Backlog	814.7	799.5	799.5

Bookings, or incoming orders for which there are purchase commitments, increased 17.6% compared with the second quarter of 2002, reflecting the impact of the IFC acquisition and favorable currency translation. Bookings on a pro forma basis increased by 3.5% in the six months ended June 30, 2003. The increase reflects an increase in upstream petroleum project bookings and an estimated favorable currency translation of 7.4% attributable primarily to the strengthening of the Euro. These increases were partially offset by declines in business due to continued weakness in the U.S. economy, which impacted the chemical and general industrial sectors of the business. Additionally, bookings into the power sector and Middle East and Venezuela were down as a result of the political conflicts in those regions.

Bookings to the upstream petroleum sector particularly in China, Russia and Africa were a major driver to the bookings increase. The downstream petroleum sector was weaker as a result of the Venezuelan crude supply disruption. As Venezuelan production normalizes, the bookings, particularly quick turnaround orders, are likely to recover. The chemical sector continued to weaken with increased natural gas prices further adversely affecting U.S. spending in the sector. The Company remains cautious regarding the near-term outlook for the chemical business, expecting the potential for increased demand upon resurgence of the global economy. Outside of some success in the nuclear power business, and certain desalination business, the power business remained relatively weak. The Company does not expect much improvement in this sector until at least the fourth quarter of 2003, since power facilities typically operate at full capacity in the third quarter, providing little opportunity for routine repair or maintenance.

From a geographic perspective, U.S. recovery from recession appears to be a slow and gradual process. Europe, while currently fairly stable, has only weak prospect for near-term recovery. For the first six months of 2003, bookings into the Middle East were adversely impacted by the Iraq conflict, compared with the prior year period. Assuming a continued absence of further or extended conflict in the Middle East, considerable opportunities may exist, particularly for the petroleum, power, and water sectors. Iraq, in particular, provides potential long-term opportunity. Both Asia and Africa have upside potential, especially in the power, water and petroleum sectors. The current quarter bookings were adversely impacted by the political crisis in Venezuela and its ripple impacts on the United States refineries. As the economies of South America become more stable, the opportunities in this region, particularly in the petroleum sector, may improve.

Sales increased 13.3% for the six months ended June 30, 2003, compared with the same period in 2002 due predominately to the IFC acquisition and an estimated favorable currency translation of 6.8%. Sales for the six months ended June 30, 2003 decreased 1.6% compared with the same period in 2002 on a pro forma basis, including IFC, despite favorable contributions from foreign currency translation reflecting the weakness in the quick turnaround business to the chemical and general industrial sectors, lower sales of all products and services into the power sector and lower aftermarket sales resulting from the Venezuelan and Middle East conflicts (as previously discussed). The quick turnaround business is generally business that is booked and shipped to end user customers within the same reporting period. Chemical and industrial pumps, valves, seals and related services are highly dependent on this quick turnaround business.

Net sales to international customers, including export sales from the U.S., were 57% of sales in the six months ended June 30, 2003 compared with 50% of sales in the same period of 2002. IFC's proportionately higher mix of international operations and favorable currency translation contributed to the increase in 2003.

The backlog increase has been previously discussed in the Results of Operations—Three Months Ended June 30, 2003, but is generally attributable to foreign currency translation and to strong petroleum project bookings in 2003, due to be shipped in 2004.

Consolidated Results

Gross profit increased 7.8% to $349.5 million compared with $324.1 million in the same period in 2002, reflecting the acquisition of IFC and favorable foreign currency translation impacts. The gross profit margin was 29.7% for the six months ended June 30, 2003, compared with 31.2% for the same period in 2002. On a pro forma basis for 2002, including IFC, gross profit was $376.9 million, which yielded a gross profit margin of 31.5%. Gross profit margin in 2003 was negatively impacted by an unfavorable product mix weighted toward lower margin project business and a lower mix of historically more profitable quick turnaround business, including lower volumes of chemical and industrial products and services, and lower aftermarket sales into Venezuela and the Middle East. In addition, cost overruns on certain engineered pump contracts and unfavorable manufacturing absorption variances, which were attributable to lower production throughput due to lower sales volumes, adversely impacted the gross profit and related margin despite the synergy benefits from the IFC acquisition and other cost reductions.

Selling, general and administrative expense increased to $258.8 million for the six months ended June 30, 2003, compared with $222.2 million in 2002. This 16.5% increase primarily reflects the impact of the IFC acquisition and the negative impact of foreign currency translation of 6.0%. As a percentage of sales, selling, general and administrative expense was 22.0% compared with 21.4% in 2002. Selling general and administrative expense on a pro forma basis, including IFC, in the six months ended June 30, 2002 was $258.0 million, which represented 21.6% of such amounts as a percentage of pro forma sales. Absent an estimated negative currency translation, selling, general and administrative expense was down approximately 5.4% from the prior year on a pro forma basis.

Restructuring expense of $1.8 million and integration expense of $12.1 million, related to the integration of IFC into the Flow Control Division, were recognized for the first six months ended June 30, 2003 compared with restructuring expense of $0.6 million and integration expense of $2.0 million in the same period of 2002. Restructuring expense represents severance and other exit costs related to Flowserve valve facility closures and reductions in work force. Integration expense represents period costs associated with IFC acquisition-related reorganizations such as relocation of product lines from closed to receiving facilities, realignment of receiving facilities, performance and retention bonuses, idle manufacturing costs, costs related to the integration team and asset impairments. The year to date increases in 2003 result from the Company bearing costs in both the first and second quarters of 2003 versus only bearing such costs in the second quarter of 2002. The Company expects such expense to be lower in the second half of 2003 than in the comparable period of 2002 as these initiatives near completion. Restructuring and integration expenses are expected to be approximately $5.6 million in the second half of 2003.

Operating income for the six months ended June 30, 2003 decreased 22.6% to $76.8 million compared with $99.2 million in 2002. Operating income as a percentage of sales was 6.5% for the six months ended June 30, 2003 compared with 9.5% in 2002. Operating income for the six months ended June 30, 2002 on a pro forma basis was $114.3 million, which yielded 9.9% of pro forma sales. The decrease in operating income and operating margin reflects the impact of the aforementioned higher integration and restructuring activities related to the IFC acquisition and market related factors resulting in a less favorable product mix and lower demand for products and services for chemical, power and general industrial markets, and Venezuela and Middle East markets. Additionally, unfavorable absorption variances resulting from the lower production volumes and some cost overruns negatively impacted operating income. These impacts were partially offset by currency translation benefits and synergy benefits from the IFC acquisition. Synergy savings at June 30, 2003 are estimated at an annual run rate of $20 million.

During the six months ended June 30, 2003, the Company recognized expenses of $0.6 million related to the write-off of unamortized prepaid financing fees resulting from the optional debt repayments during March and June of 2003. The Company expects additional non-cash expense associated with the write-off of prepaid financing fees as it continues to prepay debt. Debt repayments during the six months ended June 30, 2002, primarily resulting from the Company's renegotiation of its senior credit facility, resulted in $9.7 million of write-offs of prepaid financing and other related fees. Prior to the issuance of SFAS No. 145, which the Company adopted effective January 1, 2003, these non-cash expenses were reported as extraordinary items in the statement of operations, however, the 2002 amounts have been reclassified to conform to the 2003 presentation as required by the new standard.

Net interest expense during the second quarter of 2003 decreased 10.3% to $41.0 million, compared with $45.7 million in the same period in 2002, due to lower debt levels associated with optional and scheduled debt payments since June 30, 2002 and lower borrowing spreads associated with the renegotiation of the Company's revolving credit facility in April 2002. Approximately 47% of the Company's debt was fixed rate debt at June 30, 2003, including the effects of $215 million notional interest rate swaps.

The Company's effective tax rate for the first half of 2003 was 34.5% compared with 35.0% in the same period in 2002. The decrease in the effective rate was primarily due to improved utilization of foreign tax credits. The effective tax rate is based upon historical and current earnings, estimates of future taxable earnings for each domestic and international location and the estimated impact of tax planning strategies. Changes in any of these and other factors could impact the tax rate in future periods.

Net earnings decreased in the six months ended June 30, 2003 to $21.5 million, or $0.39 per share, compared with earnings of $27.1 million, or $0.55 per share in 2002. The decrease in earnings reflects the impact of the factors discussed in the above narrative.

The decline in earnings per share was impacted by the lower earnings and increased average shares. Average diluted shares increased by 12.3% to 55.3 million in the first half of 2003, compared with 49.2 million in the same period in 2002. The increase in shares reflects the average weighted impact from the equity offering completed in April 2002 to finance the IFC acquisition.

Comprehensive income decreased 4.4% to $52.3 million in the six months ended June 30, 2003 compared with $54.7 million in the same period of 2002. The decline reflects lower net earnings levels offset by favorable foreign currency translation adjustments primarily resulting from the strengthening of the Euro. Also, less beneficial hedging results contributed to the decline compared with 2002.

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

The Company evaluates segment performance based on operating income excluding special items. Operating income before special items provides the most meaningful measure of operating performance since it eliminates expenses associated with strategic corporate decisions not directly associated with ongoing segment performance and since such expenses are closely related to the Company's plans to purchase and integrate its acquisitions. Special items included in operating income during the six months ended June 30, 2003, all associated with the acquisition of IFC, and the Flow Control Division, include the following:

	Six Months Ended June 30,
(In millions of dollars)	2003	2002
Purchase accounting adjustment related to the required write-up and subsequent sale of inventory	$—	$2.6
Integration expense	12.1	2.0
Restructuring expense	1.8	0.6

Total	$13.9	$5.2

Sales and operating income before special items for each of the three business segments follows:

Flowserve Pump Division

	Six Months Ended June 30,
(In millions of dollars)	2003	2002
Total segment bookings	$622.1	$572.5
Total segment sales	578.1	585.3
Operating income	39.0	72.4
Operating income as a percentage of sales	6.7%	12.4%

Bookings for Flowserve Pump Division (FPD) in 2003 increased 8.7% from the prior year, primarily reflecting project bookings in the upstream petroleum and nuclear power sector of the business. These project bookings are predominately due to be shipped in 2004. Additionally, foreign currency translation, primarily strengthening of the Euro, contributed an estimated 7.6% increase to bookings.

Sales of pumps, pump parts and related services for FPD for the six months ended June 30, 2003 decreased 1.2% compared with the same period in 2002, despite an estimated currency translation benefit of 6.6%. The decrease in 2003 was largely due to market-driven changes resulting in a lower volume of project shipments from its North American operations, lower power project shipments, lower sales into the Middle East and Venezuela, and lower industrial pump sales to the chemical and general industrial markets.

FPD operating income decreased by 46.1% in the six months ended June 30, 2003, compared with the same period in 2002. Operating income as a percentage of sales declined to 6.7% from 12.4% in the prior year period. The decline in operating income and its margin reflects a combination of lower sales, an unfavorable product mix, cost overruns on certain engineered projects and an unfavorable manufacturing absorption variance related to lower production throughput. The unfavorable mix reflects reduced levels of sales to the chemical and general industrial markets and of parts and services, particularly to the Middle East and Venezuela.

Flow Solutions Division

	Six Months Ended June 30,
(In millions of dollars)	2003	2002
Total segment bookings	$181.7	$176.0
Total segment sales	176.4	172.5
Operating income	33.4	31.0
Operating income as a percentage of sales	18.9%	18.0%

Bookings, or incoming orders, for Flow Solutions Division (FSD) increased 3.2% from the prior year, largely due to the strengthening of the Euro, offset in part by weakened demand in the refinery and chemical sectors.

Sales of seals within FSD for the six months ended June 30, 2003 increased 2.2% compared with the same period in 2002. The 2003 increase reflects an estimated 3.6% increase due to currency translation and the division's emphasis on end user business and its success in establishing longer-term customer alliance programs, despite continued weak market conditions. The Company believes that this emphasis combined with heightened levels of service, reliability and innovative solutions have contributed to an increase in market share. As such, the Company is currently implementing this end user strategy in its other divisions. However, sales were negatively impacted by weak market conditions as discussed in the above paragraph.

FSD operating income for the six months ended June 30, 2003 increased 7.7% compared with the same period in 2002. Operating income as a percentage of sales also improved from the same period last year. These improvements primarily reflect the benefit of higher sales and the impact of continuous improvement projects, which have created operating efficiencies.

Flow Control Division

	Six Months Ended June 30,
(In millions of dollars)	2003	2002	Pro forma 2002
Total segment bookings	$445.7	$309.4	$451.6
Total segment sales	440.2	296.8	454.1
Operating income (before special items)	36.0	15.5	32.4
Operating income (before special items) as a percentage of sales	8.2%	5.2%	7.1%

Bookings, or incoming orders, for Flow Control Division (FCD) increased by 44.1% primarily due to the acquisition of IFC and strengthening of the Euro (which increased incoming orders by an estimated 8.2%). Bookings for the six months ended June 30, 2003 were down 1.3% from the prior year pro forma. The decline reflects weakness in the chemical, power and general industrial markets and the absence of an unusually large $20 million nuclear order from 2002, despite the benefit of currency translation.

Sales of valves and related products and services for FCD for the six months ended June 30, 2003 increased 48.3% compared with the same period in 2002, primarily due to the acquisition of IFC. On a pro forma basis for the six months ended June 30, 2003, including IFC, sales decreased 3.1% due to a reduced customer demand for valve products and services in the power, chemical and general industrial sectors, partially offset by estimated favorable currency translation effects of about 8.0%.

Operating income, before special items, more than doubled compared with 2002 due to the acquisition of IFC. FCD pro forma operating income, before special items, for the six months ended June 30, 2003 increased 11.1% compared to the same period in 2002. The improvement in operating income and operating income as a percentage of sales reflects captured synergy benefits and operational improvements in the valve service business. The integration of IFC is essentially complete, although integration and restructuring expenses are expected throughout the remainder of 2003. Synergy savings at the end of the second quarter are estimated at an annual run rate of $20 million. These improvements in FCD operating income were partially offset by weak conditions in the chemical, power and general industrial markets.

Restructuring and Acquisition Related Charges

Restructuring Costs

In June 2002, in conjunction with the IFC acquisition, the Company initiated a restructuring program designed to reduce costs and eliminate excess capacity by closing 18 valve facilities, including 10 service facilities, and reducing sales and related support personnel. The Company's actions, some of which were approved and committed to in 2002 with the remaining actions approved and committed to in 2003, are expected to result in a gross reduction of approximately 920 positions and a net reduction of approximately 620 positions. Through June 30, 2003, 759 gross positions and 545 net positions had been eliminated pursuant to the program. Net run rate cost savings associated with the integration program are estimated to be $20 million at June 30, 2003. The Company established a restructuring program reserve of $11.0 million in the second quarter of 2002, increasing the reserve by $9.6 million in the latter half of 2002. The Company recognized an additional $1.3 million and $2.0 million net of non-cash reductions in the second and first quarters of 2003, respectively, for this program, primarily related to the closure of certain valve service facilities and the related reductions in workforce. The Company expects to pay for the majority of the reductions and closures related to this program in 2003. Cumulative costs associated with the closure of Flowserve facilities of $6.2 million through June 30, 2003, have been recognized as restructuring expense in the statement of operations, whereas cumulative costs associated with the closure of IFC facilities of $17.8 million, along with related deferred taxes of $6.6 million, became part of the purchase price allocation of the transaction. The effect of these closure costs increased the amount of goodwill otherwise recognizable as a result of the IFC acquisition.

The following illustrates activity related to the IFC restructuring reserve:

(Amounts in thousands)	Severance	Other Exit Costs	Total
Balance at June 5, 2002	$6,880	$4,160	$11,040
Additional accruals	6,896	2,736	9,632
Cash expenditures	(3,037)	(1,241)	(4,278)

Balance at December 31, 2002	$10,739	$5,655	$16,394
Additional accruals	1,407	544	1,951
Cash expenditures	(3,382)	(726)	(4,108)

Balance at March 31, 2003	$8,764	$5,473	$14,237
Additional accruals	1,193	87	1,280
Cash expenditures	(2,548)	(714)	(3,262)

Balance at June 30, 2003	$7,409	$4,846	$12,255

Integration Costs

During the second and first quarters of 2003, the Company incurred integration expense of $5.7 million and $6.4 million, respectively, in conjunction with the integration of IFC, of which over 93% resulted from cash payments. This compares with $2.0 million of integration expense recognized in the first half of 2002.

Expenses classified as integration represent period costs associated with acquisition-related activities such as relocation of product lines from closing to receiving facilities, realignment of receiving facilities, performance and retention bonuses, idle manufacturing costs, costs related to the integration team and asset impairments.

Although the integration of IFC is largely complete, the Company expects to incur additional restructuring and integration expenses of approximately $5.6 million throughout the remainder of 2003. Total restructuring and integration costs are expected to be approximately three times annual run rate integration savings.

Liquidity and Capital Resources

Cash Flow Analysis

Cash generated by operations, borrowings available under the Company's existing revolving credit facility and excess cash balances are its primary sources of short-term liquidity. Cash flows provided by operating activities in the three and six months ended June 30, 2003 were $83.7 million and $97.3 million, respectively. This reflects an improvement of $33.0 million from the prior year quarter and $17.2 million from the prior year six month period. Additionally, the Company's cash balance at June 30, 2003 was $55.9 million compared with $49.3 million at December 31, 2002.

The higher operating cash flow in the three and six month periods ended June 30, 2003, despite lower net earnings, predominately reflects the Company's initiatives to reduce working capital.

Specifically, working capital reductions provided operating cash flow of $50.4 million in the three month period and $36.0 million in the six month period ended June 30, 2003. This compares with a use of cash of $15.7 million and $6.8 million in the prior year three and six month periods. The Company's emphasis on working capital reductions resulted in accounts receivable reductions, which provided $32.9 million of cash in the current quarter and $39.7 million of cash in the six month period ended June 30, 2003. This compares with a use of cash of $8.0 million in the prior year quarter and source of cash of $4.9 million for the six month prior year period. The improvement in accounts receivable reflects improved collections as well as a cash benefit of incremental factoring in the current quarter of $24.2 million and $15.2 million in the first half of 2003 as discussed in Note 8. Days' sales outstanding improved to 69 days from 85 days in the prior year period. Inventory reductions in 2003 contributed $13.4 million of cash flow in the second quarter and $13.0 million for the first six months. This compares with cash flow of $2.3 million in the prior year quarter and a use of cash of $7.6 million for the prior year first six months. The majority of the inventory reduction was in finished goods, offset in part by an increase in work in process inventory required to support shipments in the second half of 2003. As a result of the inventory reduction, inventory turns improved to 4.0 times at June 30, 2003 compared with 3.4 times in the prior year period.

Other operating cash flow factors in the current year included cash outflows associated with the IFC integration and restructuring program of $8.3 million in the quarter and $18.7 million for the first six months of 2003. This compares with cash outflows of $1.6 million in the prior year periods. Additionally, the prior year cash flow from operations benefited from a $23 million tax refund related to the utilization of net operating loss carrybacks enabled in 2002 by U.S. tax law changes.

Although no contributions to its domestic pension plans were required in the first half of 2002, the Company contributed $2.6 million through June 30, 2003, an additional $2.6 million in July 2003 and further intends to contribute between $11.6 and $43 million during the remainder of 2003, with the most likely contribution approximating $23 million. The highest level of 2003 funding is expected to occur in the third quarter and will be dependent upon the Company's desired funding status, pension asset returns and results of operations and cash flows during 2003. The minimum pension funding, which is specified by the rules and regulations of the U.S. Department of Labor, primarily results from the decline in the value of the pension plan assets due to negative market returns over the past two years, an increase in the number of plan participants primarily due to the IDP and IFC acquisitions and lower discount rates used to calculate funding.

The Company believes cash flows from operating activities combined with availability under its existing revolving credit agreement and its existing cash balance will be sufficient to enable the Company to meet its cash flow needs for the next 12 months. However, cash flows from operations could be adversely affected by economic, political and other risks associated with sales of the Company's products, operational factors, competition, fluctuations in foreign exchange rates and fluctuations in interest rates, among other factors.

Payments for Acquisitions

On May 2, 2002, the Company completed its acquisition of IFC for an aggregate purchase price of $535 million, subject to adjustment pursuant to the terms of the purchase and sale agreement. By acquiring IFC, one of the world's foremost manufacturers of valves, actuators and associated flow control products, Flowserve believes that it is the world's second largest manufacturer of valves. The Company financed the acquisition and associated transaction costs by issuing 9.2 million shares of common stock in April 2002 for net proceeds of approximately $276 million and through new borrowings under its senior credit facilities.

The operating results of IFC have been included in the consolidated statements of operations from May 2, 2002, the date of acquisition. The Company has completed its purchase price allocation of IFC and expects no further revisions.

The Company regularly evaluates acquisition opportunities of various sizes. The cost and terms of any financing to be raised in conjunction with any acquisition, including the Company's ability to raise economical capital, is a critical consideration in any such evaluation.

Capital Expenditures

Capital expenditures were $7.2 million for the second quarter of 2003 and $12.7 million for the first six months of 2003. This compares with $8.7 million for the second quarter of 2002 and $14.8 million for the first six months of 2002. Capital expenditures were funded primarily by operating cash flows. For the full year 2003, the Company's capital expenditures are expected to total approximately $35 million.

Financing

Senior Credit Facilities

As of June 30, 2003 and December 31, 2002, the Company's senior credit facilities are composed of Tranche A and Tranche C term loans and a revolving credit facility. During the six months ended June 30, 2003, the Company made optional debt prepayments of $85 million, including $65 million during the second quarter. In 2002, the Company made $33.8 million of mandatory and $170 million of optional prepayments on the term loans. As a consequence of the optional prepayments begun in 2002, the Company has no scheduled payments due until the fourth quarter of 2003, when $12.6 million is due.

The term loans, which were amended and restated in connection with the IFC acquisition, require scheduled principal payments which began in 2001 for the Tranche A loan and in 2002 for the Tranche C loan. The Tranche A and Tranche C loans have ultimate maturities of June 2006 and June 2009, respectively. The term loans bear floating interest rates based on LIBOR plus a borrowing spread, or the prime rate plus a borrowing spread, at the option of the Company. The borrowing spread for the senior credit facilities can increase or decrease based on the leverage ratio as defined in the credit facility and on the Company's public debt ratings.

As part of the senior credit facilities, the Company also has a $300 million revolving credit facility that expires in June 2006. The revolving credit facility also allows the Company to issue up to $200 million in letters of credit. As of June 30, 2003 and

December 31, 2002, there were no amounts outstanding under the revolving credit facility. The Company had issued $50.3 million and $51.8 million of letters of credit under the facility, which reduced borrowing capacity of the facility to $249.7 million at June 30, 2003. This compares with a borrowing capacity of $248.2 million at December 31, 2002, net of letters of credit issued of $51.8 million.

The Company is required, under certain circumstances as defined in the credit facility, to use a percentage of excess cash generated from operations to reduce the outstanding principal of the term loans in the following year. No additional principal payments became due in 2003 or 2002 under this provision.

Senior Subordinated Notes

At June 30, 2003, the Company had $188.5 million and EUR 65 million (equivalent to $74.8 million) face value of Senior Subordinated Notes outstanding.

The Senior Subordinated notes were originally issued in 2000 at a discount to yield 12.5%, but have a coupon interest rate of 12.25%. Approximately one-third of these Senior Subordinated Notes were repurchased at a premium in 2001 utilizing proceeds from an equity offering, in accordance with the provisions of the Company's indenture.

Beginning in August 2005, all remaining Senior Subordinated Notes outstanding become callable by the Company at 106.125% of face value. Interest on the Notes is payable semi-annually in February and August.

Debt Covenants and Other Matters

The provisions of the Company's senior credit facilities require it to meet or exceed specified defined financial covenants, including a leverage ratio, an interest coverage ratio, and a fixed charge coverage ratio. Further, the provisions of these and other debt agreements generally limit or restrict indebtedness, liens, sale and leaseback transactions, asset sales, and payment of dividends, capital expenditures, and other activities. Effective June 30, 2003, the Company amended certain financial covenants in its senior credit facility. Under the amendments, the step-down in the minimum leverage ratio and the step-up in the minimum interest coverage ratio were delayed by six months. As of June 30, 2003, before and after the amendments, and as of December 31, 2002, the Company was in compliance with all covenants under its debt facilities, as illustrated below:

  •
  an actual leverage ratio of 3.68 compared with a permitted maximum of 4.0 (3.75 before amendment);

  •
  an actual interest coverage ratio of 3.01 compared with a permitted minimum of 2.25 (2.25 before amendment); and

  •
  an actual fixed charge ratio of 1.68 compared with a required minimum of 1.1.

The following table highlights the significant bank amendment terms:

Amendment to Maximum Leverage Ratio:

Step-down	As Amended	Previous Terms
4.00x to 3.75x	9/30/04	6/30/03
3.75x to 3.50x	3/31/05	12/31/03
3.50x to 3.25x	9/30/05	6/30/04
3.25x to 3.00x	12/31/05 and thereafter	9/30/04

Amendment to Interest Coverage Ratio:

Step-up	As Amended	Previous Terms
2.25x to 3.00x	—	9/30/03
2.25x to 2.50x	9/30/03	—
2.50x to 2.75x	12/31/03	—
2.75x to 3.00x	3/31/04	—
3.00x to 4.00x	12/31/05	9/30/05

Amendment to definition of "Consolidated EBITDA":

  The definition of "Consolidated EBITDA" has been amended to include a provision to add back certain charges of up to $15 million on a cumulative basis to Consolidated Net Income for periods beginning July 1, 2003 and ended on or prior to December 31, 2004.

While the Company expects to continue to comply with such covenants in the future, there can be no assurance that it will do so. The following is a summary of net debt (debt less cash) to capital at various dates since 2000:

June 30, 2003	54.3%
December 31, 2002	58.0%
June 30, 2002	61.1%
December 31, 2001	71.3%
December 31, 2000	78.1%

The net debt to capital ratio has decreased due to the impact of the common stock offerings, repayments of term loans and revolving credit borrowings and increases in shareholders' equity resulting from continued earnings and favorable foreign currency translation.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The most significant impact of SFAS No. 145 is to eliminate the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items unless they are infrequent and unusual in nature. The Company adopted SFAS No. 145 on January 1, 2003 and has reclassified its previously reported extraordinary items from the second, third and fourth quarters of 2002, which relate to early extinguishment of debt, to become a component of earnings before income taxes.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized initially at fair value when the liability is incurred. Under previous accounting rules, costs to exit or dispose of an activity were generally recognized at the date that the exit or disposal plan was committed to and communicated. The Company adopted SFAS No. 146 on January 1, 2003 to account for exit and disposal activities arising after that date. See

Note 11, "Restructuring and Integration of IFC" in the Consolidated Financial Statements, for a detailed discussion of the Company's current restructuring initiatives.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions", which became effective for the Company upon issuance. SFAS No. 147 does not have applicability to the Company and therefore its implementation did not impact the financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation", which became effective for the Company upon its issuance. SFAS No. 148 provides three transition options for companies that account for stock-based compensation, such as stock options, under the intrinsic-value method to convert to the fair value method. SFAS No. 148 also revised the prominence and character of the disclosures related to companies' stock-based compensation. For 2003, the Company is evaluating whether to adopt a transition option to include all stock- based compensation in income under the provisions of SFAS No. 148. The Company has included the disclosures prescribed by SFAS No. 148 within Note 1 of the consolidated financial statements.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 generally requires the recognition as liabilities in the balance sheet for obligations under financial instruments possessing both liability and equity characteristics, such as mandatorily redeemable instruments, obligations to repurchase equity shares by transferring assets and obligations to issue a variable number of shares. SFAS No. 150 becomes effective for the Company beginning July 1, 2003 at which time any instruments governed by the pronouncement would be incorporated into the Company's liabilities. The Company does not expect that the implementation of SFAS No. 150 will have a material effect on its consolidated financial position or results of operations.

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
  •
  political risks, military actions or trade embargoes affecting customer markets, including the aftermath of war with Iraq and its potential impact on Middle Eastern markets and global petroleum producers;
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

The Company's earnings are impacted by changes in short-term interest rates as a result of borrowings under its credit facility, which bear interest based on floating rates. At June 30, 2003, after the effect of interest rate swaps, the Company had approximately $541 million of variable rate debt obligations outstanding with a weighted average interest rate of 3.88%. A hypothetical change of 100-basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by approximately $1.4 million for the quarter ended June 30, 2003.

The Company is exposed to credit-related losses in the event of non-performance by counterparties to financial instruments including interest rate swaps, but it expects all counterparties to meet their obligations given their creditworthiness. As of June 30, 2003, the Company had $215.0 million of notional amount in outstanding interest rate swaps with third parties with maturities through November 2006 compared to $150.0 million as of the same period in 2002.

The Company employs a foreign currency hedging strategy to minimize potential losses in earnings or cash flows from unfavorable foreign currency exchange rate movements. These strategies also minimize potential gains from favorable exchange rate movements. Foreign currency exposures arise from transactions, including firm commitments and anticipated transactions, denominated in a currency other than an entity's functional currency and from foreign-denominated revenues and profits translated back into U.S. dollars. Based on a sensitivity analysis at June 30, 2003, a 10% adverse change in the foreign currency exchange rates could impact the Company's results of operations by $2.1 million. The primary currencies to which the Company has exposure are the Euro, British pound, Canadian dollar, Mexican peso, Japanese yen, Singapore dollar, Brazilian real, Australian dollar, Argentinean peso and Venezuelan bolivar.

Exposures are hedged primarily with foreign currency forward contracts that generally have maturity dates less than one year. Company policy allows foreign currency coverage only for identifiable foreign currency exposures and, therefore, the Company does not enter into foreign currency contracts for trading purposes where the objective would be to generate profits. As of June 30, 2003, the Company had an U.S. dollar equivalent of $78.3 million in outstanding forward contracts with third parties compared with $50.1 million at June 30, 2002.

Generally, the Company views its investments in foreign subsidiaries from a long-term perspective, and therefore, does not hedge these investments. The Company uses capital structuring techniques to manage its investment in foreign subsidiaries as deemed necessary.

The Company incurred net foreign currency gains of $25.8 million in the second quarter of 2003 compared with gains of $38.4 million in the second quarter of 2002. Such translation gains total $29.4 for the six months ended June 30, 2003, compared with $22.7 million in 2002. The currency gains in 2003 compared with 2002 reflect strengthening of the Euro and the British Pound versus the U.S. dollar, partially offset by weakening of the Argentinean peso, Brazilian real and Venezuelan bolivar.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as required by the rules of the Securities and Exchange Commission, as of the end of the period covered by this report and have determined that such controls and procedures effectively alert them to material information relating to the Company and its consolidated subsidiaries that is required to be included in the Company's periodic public filings.

Internal Controls

The Company's CEO and CFO have primary responsibility for the accuracy of the financial information that is presented in this report. To satisfy their responsibility for financial reporting, they have established internal controls and procedures which they believe are adequate to provide reasonable assurance that the Company's assets are protected from loss. These internal controls are reviewed by the Company's management in order to ensure compliance and by the independent accountants to determine the nature, timing and extent of their audit work. In addition, the Company's Audit/Finance Committee, which is composed entirely of outside directors, meets regularly with management and PricewaterhouseCoopers LLP, the independent auditors, to review accounting, auditing and financial matters. The Audit/Finance Committee and the independent auditors have regularly scheduled meetings with each other, with or without management being present.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

On August 7, 2003, a class action lawsuit was filed in federal court, in the Northern District of Texas, alleging that the Company violated federal securities law during a period beginning on October 23, 2001 and ending September 27, 2002. The complaint seeks unspecified compensatory damages and recovery of costs. The complaint also names Mr. C. Scott Greer, Chairman, President and Chief Executive Officer and Ms. Renee J. Hornbaker, Vice President and Chief Financial Officer as individual defendants. The Company strongly believes that the lawsuit is without any merit and plans to vigorously defend the case. The Company also has reported the lawsuit to its applicable insurers.

The Company is also involved in ordinary routine litigation incidental to its business, none of which we believe to be material to the Company's financial condition. For further information about such litigation, see Note 14 of the Consolidated Financial Statements provided in Part I of this Form 10-Q.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 4. Submission of Matters to Vote of Security Holders

None.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibit 10.55

  First Amendment to First Amended and Restated Credit Agreement.

  (b)
  Exhibits 31.1 and 31.2

  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  (c)
  Exhibits 32.1 and 32.2

  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (d)
  Reports on Form 8-K

  The following Current Reports on Form 8-K were furnished to the Securities and Exchange Commission ("SEC") during the quarterly period covered by this report:

  On May 12, 2003, the Company furnished a Report on Form 8-K covering its press release announcing the preliminary results for the quarter ended March 31, 2003, as required by SEC Release 33-8216.

  On July 22, 2003, the Company furnished a Report on Form 8-K covering its press release announcing the preliminary results for the second quarter ended June 30, 2003, as required by SEC Release 33-8216.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWSERVE CORPORATION (Registrant)
/s/ RENÉE J. HORNBAKER Renée J. Hornbaker Vice President and Chief Financial Officer

Date: August 14, 2003

Exhibits Index

Exhibit Number	Description
10.55	First Amendment to First Amended and Restated Credit Agreement
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

FLOWSERVE CORPORATION INDEX
  Part I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  CONSOLIDATED STATEMENTS OF INCOME
  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FLOWSERVE CORPORATION (Unaudited)
  CONSOLIDATED STATEMENTS OF INCOME
  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
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
  Restructuring Costs
  Integration Costs
  12. Warranty Reserve
  13. Earnings Per Share
  14. Contingencies
  15. Contractual Obligations And Commercial Commitments
  16. Segment Information
  17. Guarantor and Nonguarantor Financial Statements
FLOWSERVE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands) CONSOLIDATING STATEMENT OF OPERATIONS For The Three Months Ended June 30, 2003 (unaudited)
FLOWSERVE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands) CONSOLIDATING STATEMENT OF OPERATIONS For The Three Months Ended June 30, 2002 (unaudited)
FLOWSERVE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands) CONSOLIDATING STATEMENT OF OPERATIONS For The Six Months Ended June 30, 2003 (unaudited)
FLOWSERVE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands) CONSOLIDATING STATEMENT OF OPERATIONS For The Six Months Ended June 30, 2002 (unaudited)
FLOWSERVE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands) CONSOLIDATING BALANCE SHEET June 30, 2003 (unaudited)
FLOWSERVE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands) CONSOLIDATING BALANCE SHEET December 31, 2002
FLOWSERVE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands) CONSOLIDATING STATEMENT OF CASH FLOWS For The Six Months Ended June 30, 2003 (unaudited)
FLOWSERVE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands) CONSOLIDATING STATEMENT OF CASH FLOWS For The Six Months Ended June 30, 2002 (unaudited)
  Item 2. Management's Discussion and Analysis
  Critical Accounting Policies and Estimates
  Results Of Operations—Three Months Ended June 30, 2003
  Bookings, Sales and Backlog
  Consolidated Results
  Business Segments
  Results Of Operations—Six Months Ended June 30, 2003
  Bookings, Sales and Backlog
  Consolidated Results
  Business Segments
  Restructuring and Acquisition Related Charges
  Restructuring Costs
  Integration Costs
  Liquidity and Capital Resources
  Cash Flow Analysis
  Payments for Acquisitions
  Capital Expenditures
  Financing
  Senior Credit Facilities
  Senior Subordinated Notes
  Debt Covenants and Other Matters
  Recent Accounting Developments
  Pronouncements Implemented
  Pronouncements Not Yet Implemented
  Forward-Looking Information is Subject to Risk and Uncertainty
  Item 3. Quantitative and Qualitative Disclosure of Market Risks
  Item 4. Controls and Procedures
  Disclosure Controls and Procedures
  Internal Controls
  PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 4. Submission of Matters to Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
Exhibits Index