Form 10-Q
period 2003-09-30
FLOWSERVE CORP
filed 2003-11-10
CIK 30625

Use these links to rapidly review the document
FLOWSERVE CORPORATION INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act). Yes ☒    No ☐

Shares of Common Stock, $1.25 par value, outstanding as of November 1, 2003	55,259,751

FLOWSERVE CORPORATION
INDEX

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

FLOWSERVE CORPORATION
(Unaudited)

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,
(Amounts in thousands, except per share data)	2003	2002
Sales	$565,146	$586,711
Cost of sales	392,253	411,167

Gross profit	172,893	175,544
Selling, general and administrative expense	132,942	127,452
Integration expense	3,836	6,072
Restructuring expense	—	2,233

Operating income	36,115	39,787
Net interest expense	19,152	23,800
Loss on optional prepayments of debt	369	759
Other expense, net	412	848

Earnings before income taxes	16,182	14,380
Provision for income taxes	5,583	5,033

Net earnings	$10,599	$9,347

Earnings per share:
Basic	$0.19	$0.17

Diluted	$0.19	$0.17

Average shares outstanding—basic	55,147	55,149
Average shares outstanding—diluted	55,375	55,275

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,
(Amounts in thousands)	2003	2002
Net earnings	$10,599	$9,347

Other comprehensive income (expense):
Foreign currency translation adjustments	(4,577)	(12,034)
Cash flow hedging activity, net of tax effects	1,429	(2,974)

Other comprehensive income (expense)	(3,148)	(15,008)

Comprehensive income (loss)	$7,451	$(5,661)

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)

CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2003	2002
Sales	$1,743,193	$1,626,490
Cost of sales	1,220,830	1,126,885

Gross profit	522,363	499,605
Selling, general and administrative expense	391,713	349,627
Integration expense	15,908	8,077
Restructuring expense	1,820	2,877

Operating income	112,922	139,024
Net interest expense	60,102	69,512
Loss on optional prepayments of debt	1,008	10,509
Other expense, net	2,855	2,957

Earnings before income taxes	48,957	56,046
Provision for income taxes	16,890	19,616

Net earnings	$32,067	$36,430

Earnings per share:
Basic	$0.58	$0.72

Diluted	$0.58	$0.71

Average shares outstanding—basic	55,138	50,786
Average shares outstanding—diluted	55,242	51,270

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Nine Months Ended September 30,
(Amounts in thousands)	2003	2002
Net earnings	$32,067	$36,430

Other comprehensive income:
Foreign currency translation adjustments	27,483	12,904
Cash flow hedging activity, net of tax effects	164	(248)

Other comprehensive income	27,647	12,656

Comprehensive income	$59,714	$49,086

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,974	$49,293
Accounts receivable, net	442,373	490,811
Inventories	438,707	431,243
Deferred taxes	35,421	26,460
Prepaid expenses	27,400	33,225

Total current assets	973,875	1,031,032
Property, plant and equipment, net	439,062	464,448
Goodwill	866,126	833,492
Other intangible assets, net	167,756	176,497
Other assets	107,431	102,196

Total assets	$2,554,250	$2,607,665

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$217,594	$230,603
Accrued liabilities	242,846	222,797
Long-term debt due within one year	43,533	38,610

Total current liabilities	503,973	492,010
Long-term debt due after one year	938,841	1,055,748
Retirement benefits and other liabilities	295,224	304,217
Shareholders' equity:
Serial preferred stock, $1.00 par value, 1,000 shares authorized, no shares issued	—	—
Common shares, $1.25 par value	72,018	72,018
Shares authorized—120,000
Shares issued—57,614
Capital in excess of par value	477,327	477,635
Retained earnings	441,090	409,023

	990,435	958,676
Treasury stock, at cost—2,783 and 2,794 shares	(62,745)	(63,809)
Deferred compensation obligation	7,384	7,332
Accumulated other comprehensive loss	(118,862)	(146,509)

Total shareholders' equity	816,212	755,690

Total liabilities and shareholders' equity	$2,554,250	$2,607,665

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Amounts in thousands)	2003	2002
Cash flows—Operating activities:
Net earnings	$32,067	$36,430
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	45,617	41,474
Amortization of intangible and other assets	7,820	6,410
Amortization of prepaid financing fees and discount	3,745	4,044
Loss on optional prepayments of debt	1,008	9,669
Other direct cost of long-term debt repayment	—	840
Net gain on the disposition of fixed assets	(36)	(1,160)
Impairments of assets	695	—
Change in assets and liabilities impacting operating cash flows, net of assets and liabilities acquired:
Accounts receivable	70,810	46,292
Inventories	10,100	(14,957)
Prepaid expenses	3,003	8,132
Other assets	(7,715)	(4,344)
Accounts payable	(32,795)	(22,544)
Accrued liabilities	(2,337)	(14,937)
Income taxes payable	3,822	7,521
Retirement benefits and other liabilities	(17,049)	2,716
Net deferred taxes	(5,388)	21,543

Net cash flows provided by operating activities	113,367	127,129

Cash flows—Investing activities:
Capital expenditures	(19,117)	(21,921)
Cash received for disposal of assets	2,207	4,362
Payments for acquisitions, net of cash acquired	—	(530,413)

Net cash flows used by investing activities	(16,910)	(547,972)

Cash flows—Financing activities:
Net borrowings (repayments) under lines of credit	4,000	(70,000)
Proceeds from long-term debt	—	795,306
Payments of long-term debt	(125,000)	(583,923)
Payment of prepaid financing fees	(1,767)	(5,043)
Other direct costs of debt issuance	—	(726)
Net proceeds from stock option activity	—	16,849
Proceeds from issuance of common stock	—	275,925
Other	—	(238)

Net cash flows (used) provided by financing activities	(122,767)	428,150

Effect of exchange rate changes	6,991	3,990

Net change in cash and cash equivalents	(19,319)	11,297
Cash and cash equivalents at beginning of year	49,293	21,533

Cash and cash equivalents at end of period	$29,974	$32,830

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

1. Basis of Presentation and Accounting Policies

Basis of Presentation

The accompanying consolidated balance sheet as of September 30, 2003, and the related consolidated statements of income and comprehensive income for the three months and nine months ended September 30, 2003 and 2002, and the consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002, are unaudited. In management's opinion, all adjustments comprising normal recurring adjustments necessary for a fair presentation of such consolidated financial statements have been made.

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

Stock-Based Compensation

The Company has several stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Currently, no stock-based employee compensation cost is reflected in net earnings for stock option grants, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant. However, as discussed more fully in Note 2, the Company is evaluating whether to adopt during the fourth quarter of 2003 a transition option under FASB Statement (SFAS) No. 148, "Accounting for Stock-Based Compensation" to include certain stock option compensation in income.

Awards of restricted stock are generally valued at the market price of the Company's common stock on the date of grant and recorded as unearned compensation within shareholder's equity. The unearned compensation is amortized to compensation expense over the vesting period of the restricted stock.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to all stock-based employee compensation, calculated using the Black-Scholes option-pricing model.

	Quarter Ended September 30,
	2003	2002
Net earnings, as reported	$10,599	$9,347
Restricted stock compensation expense included in net earnings, net of related tax effects	172	60
Less: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,233)	(1,216)

Pro forma net earnings	$9,538	$8,191
Earnings per share—basic:
As reported	$0.19	$0.17
Pro forma	$0.17	$0.15
Earnings per share—diluted:
As reported	$0.19	$0.17
Pro forma	$0.17	$0.15
	Nine Months Ended September 30,
	2003	2002
Net earnings, as reported	$32,067	$36,430
Restricted stock compensation expense included in net earnings, net of related tax effects	296	441
Less: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2,407)	(2,745)

Pro forma net earnings	$29,956	$34,126
Earnings per share—basic:
As reported	$0.58	$0.72
Pro forma	$0.54	$0.67
Earnings per share—diluted:
As reported	$0.58	$0.71
Pro forma	$0.54	$0.67

Because the determination of the fair value of stock options granted includes an expected volatility factor and because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects for future years.

Other Accounting Policies

The Company's accounting policies, for which no significant changes have occurred in the quarter or nine months ended September 30, 2003, are detailed in Note 1 of its 2002 Annual Report on Form 10-K.

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

In December 2002, the FASB issued SFAS No. 148, which became effective for the Company upon its issuance. SFAS No. 148 provides three transition options for companies that account for stock-based compensation, such as stock options, under the intrinsic-value method to convert to the fair value method. SFAS No. 148 also revised the prominence and character of the disclosures related to companies' stock-based compensation. The Company is evaluating whether to adopt during the fourth quarter of 2003 a transition option to include all stock-based compensation in income under the provisions of SFAS No. 148. The Company has included the disclosures prescribed by SFAS No. 148 within Note 1 of these consolidated financial statements.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting and reporting for derivative contracts, including hedges. The amendments and clarifications under SFAS No. 149 generally serve to codify the conclusions reached by the Derivatives Implementation Group, to incorporate other FASB projects on financial instruments, and to clarify other implementation issues. SFAS No. 149 became effective prospectively for the Company for derivative contracts entered into or modified after June 30, 2003. During the third quarter ended September 30, 2003, the implementation of SFAS No. 149 did not have a material effect on the Company's consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 generally requires the recognition as liabilities in the balance sheet for obligations under financial instruments possessing both liability and equity characteristics, such as mandatorily redeemable instruments, obligations to repurchase equity shares by transferring assets and obligations to issue a variable number of shares. SFAS No. 150 became effective for the Company beginning July 1, 2003 at which time the Company had no instruments governed by the pronouncement to be incorporated into its liabilities. Thus the implementation of SFAS No. 150 had no material effect on the Company's consolidated financial position or results of operations.

Pronouncement Not Yet Implemented

During January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 provides guidance for companies having ownership of variable interest entities, which includes entities typically referred to as special purpose entities, in determining whether to consolidate such variable interest entities. FIN No. 46 has immediate applicability for variable interest entities created after January 31, 2003 or interests in variable interest entities obtained after that date. For interests in variable interest entities obtained prior to February 1, 2003, FIN No. 46 becomes effective on December 31, 2003. The Company has completed the evaluation for its significant joint ventures and continues to evaluate the impact of this pronouncement, but does not believe that its adoption will have a significant effect on the Company's consolidated financial position or results of operations.

3. Allowance for Doubtful Accounts

Accounts receivable are stated net of the allowance for doubtful accounts of $17.7 million and $21.0 million at September 30, 2003 and December 31, 2002, respectively. The reduction in the allowance for doubtful accounts reflects a lower level of overall receivables, including lower past due receivables.

4. Goodwill

The changes in the carrying amount of goodwill for the nine months ending September 30, 2003 follow:

(Amounts in thousands)	Flowserve Pump	Flow Solutions	Flow Control	Total
Balance as of December 31, 2002	$462,231	$29,512	$341,749	$833,492
Refinements to purchase price allocation of IFC(1)	—	—	24,860	24,860
Currency translation	2,415	1,528	3,831	7,774

Balance as of September 30, 2003	$464,646	$31,040	$370,440	$866,126

(1)
As previously disclosed in the most recent annual report, the Company expected to make refinements to the purchase price allocation of IFC. The above refinements during 2003 relate primarily to changes in estimated deferred taxes, additional pension obligations, changes to acquired working capital components and reductions to allocated fair value of certain facilities. As of June 30, 2003, the Company completed its allocation of the purchase price of the flow control division of Invensys plc, which yielded total goodwill of approximately $370 million.

5. Derivative Instruments and Hedges

The Company enters into forward contracts to hedge its risk associated with transactions denominated in foreign currencies. The Company's risk management and derivatives policy specify the conditions in which the Company enters into derivative contracts. As of September 30, 2003, the Company had approximately $73.0 million of notional amount in outstanding contracts with third parties. As of September 30, 2003, the maximum length of any forward contract in place was 20 months. The fair value of outstanding forward contracts entered into by the Company at September 30, 2003 was $1.9 million and $3.3 million at December 31, 2002. During the quarters ended

September 30, 2003 and 2002, respectively, the Company recognized changes in fair value, net of reclassifications, for gains of $0.1 million and for losses of $0.9 million, before income taxes, in comprehensive income related to its forward contracts.

The Company, also as part of its risk management program, enters into interest rate swap agreements to hedge its exposure to floating interest rates on certain portions of its debt. As of September 30, 2003, the Company had $215.0 million of notional amount in outstanding interest rate swaps with third parties. As of September 30, 2003, the maximum remaining length of any interest rate contract in place was approximately 39 months. At September 30, 2003, the fair value of the interest rate swap agreements was a liability of $9.2 million and $9.8 million at December 31, 2002. During the quarters ended September 30, 2003 and 2002, respectively, the Company recognized changes in fair value, net of reclassifications, for gains of $1.6 million and for losses of $3.7 million, before income taxes, in comprehensive income related to its interest rate swap agreements.

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

The operating results of IFC are included in the consolidated statement of income from the date of acquisition.

The table below reflects unaudited nine months ended September 30, 2002 pro forma results of the Company and IFC as if the acquisition had taken place at the beginning of 2002, including estimated purchase accounting adjustments and financing costs.

(Amounts in thousands, except per share data)
Net sales	$1,783,827
Net earnings	45,293
Net earnings per share—basic	$0.83
Net earnings per share—diluted	0.82

7. Debt

Debt, including capital lease obligations, consisted of:

(Amounts in thousands)	September 30, 2003	December 31, 2002
Term Loan Tranche A:
U.S. Dollar Tranches, interest rate of 3.68% in 2003 and 3.94% in 2002	$212,004	$249,005
Euro Tranche, interest rate of 3.50% in 2003 and 5.19% in 2002	11,399	10,260
Term Loan Tranche C, interest rate of 3.96% in 2003 and 4.19% in 2002	492,473	580,473
Revolving Credit Facility, interest rate of 4.00% in 2003	4,000	—
Senior Subordinated Notes net of discount, interest rate of 12.25%:
U.S. Dollar Tranche	186,672	186,473
Euro Tranche	75,085	67,515

Capital lease obligations and other	741	632

	982,374	1,094,358
Less amounts due within one year	43,533	38,610

Total debt due after one year	$938,841	$1,055,748

Senior Credit Facilities

As of September 30, 2003 and December 31, 2002, the Company's senior credit facilities are composed of Tranche A and Tranche C term loans and a revolving credit facility. Tranche A consists of a U.S. Dollar denominated tranche and a Euro denominated tranche, the latter of which is a term note due in 2006. During the nine months ended September 30, 2003, the Company made optional debt prepayments of $121 million, including $36 million during the third quarter after consideration of $4 million of incremental borrowings under the revolving credit facility. In 2002, the Company made $33.8 million of mandatory and $170 million of optional prepayments on the term loans. As a consequence of the optional prepayments begun in 2002, the Company has no scheduled payments due until December 31, 2003, when $0.9 million is due. As of September 30, 2003, the Company has total scheduled principal payments of $78.3 million due in 2004.

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

As part of the senior credit facilities, the Company also has a $300 million revolving credit facility that expires in June 2006. The revolving credit facility also allows the Company to issue up to $200 million in letters of credit. As of September 30, 2003, the Company had $4.0 million outstanding under the revolving credit facility, whereas no amounts were outstanding thereunder at December 31, 2002. The Company had issued $44.7 million in letters of credit under the facility, which reduced borrowing capacity of the facility to $251.3 million at September 30, 2003. This compares with a borrowing capacity of $248.2 million at December 31, 2002.

The Company is required, under certain circumstances as defined in the credit facility, to use a percentage of excess cash generated from operations to reduce the outstanding principal of the term loans in the following year. Based upon the annual calculations performed at December 31, 2002 and 2001, no additional principal payments became due in 2003 or 2002 under this provision.

Senior Subordinated Notes

At September 30, 2003, the Company had $188.5 million and EUR 65 million (equivalent to $75.8 million) face value of Senior Subordinated Notes outstanding.

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

As of September 30, 2003 and December 31, 2002, the Company was in compliance with all covenants in effect under its debt facilities.

8. Sales of Accounts Receivable

The Company, through certain of its European subsidiaries, engages in non-recourse factoring of certain of its accounts receivable. The various agreements have different terms, including options for renewal, none of which extend beyond December 2005. Under the Company's senior credit facility, such factoring is generally limited to $50 million, based on due date of the factored receivables.

At September 30, 2003 and December 31, 2002, respectively, the Company had received, using end of period exchange rates, a U.S. dollar equivalent of approximately $33 million and $17 million in cash from the factor under its most significant factoring program, which represents the factors' purchase of $42 million and $21 million of receivables. As of these dates, the Company established a receivable from the factors for the $9 million and $4 million to be recouped upon payment by the customer. In the third quarter of 2003, the Company recognized approximately $0.3 million of loss in factoring receivables, which results in a total loss of $0.7 million to date in 2003.

Additionally, the Company maintains numerous other less significant factoring programs. In the aggregate, the total cash received from the factoring of the receivables under these agreements totaled $25.1 million at September 30, 2003 and $16.5 at December 31, 2002.

9. Inventories

Inventories are stated at lower of cost or market. Cost is determined for U.S. inventories by the last-in, first-out (LIFO) method and for other inventories by the first-in, first-out (FIFO) method.

Inventories and the method of determining costs were:

(Amounts in thousands)	September 30, 2003	December 31, 2002
Raw materials	$110,461	$106,998
Work in process	247,193	235,195
Finished goods	229,177	242,795
Less: Progress billings	(76,027)	(80,943)
Less: Excess and obsolete reserve	(39,265)	(40,375)

	471,539	463,670
LIFO reserve	(32,832)	(32,427)

Net inventory	$438,707	$431,243

Percent of inventory accounted for by:
LIFO	54%	57%
FIFO	46%	43%

Currency translation increased inventory balances at September 30, 2003 by an estimated 5% compared with December 31, 2002.

10. Accumulated Depreciation on Property, Plant and Equipment

Property, plant and equipment are stated net of accumulated depreciation of $393.8 million and $348.7 million at September 30, 2003 and December 31, 2002, respectively.

11. Restructuring and Integration of IFC

Restructuring Costs

In June 2002, in conjunction with the IFC acquisition, the Company initiated a restructuring program designed to reduce costs and eliminate excess capacity by consolidating facilities, closing 18 valve facilities, including 10 service facilities, and reducing sales and related support personnel. The Company's actions, some of which were approved and committed to in 2002 with the remaining actions approved and committed to in 2003, are expected to result in a gross reduction of approximately 920 positions and a net reduction of approximately 620 positions. Through September 30, 2003, 801 gross positions and 587 net positions had been eliminated pursuant to the program.

The Company established a restructuring program reserve of $11.0 million upon acquisition of IFC, and increased the reserve by a total of $9.6 million during the latter half of 2002. The Company recognized additional accruals, net of non-cash reductions, of $3.3 million in the first half of 2003 for this program, primarily related to the closure of certain valve service facilities and the related reductions in workforce. The Company expects to pay the majority of remaining accrued costs during the fourth quarter of 2003, 2004 and 2005. Cumulative costs associated with the closure of Flowserve facilities of $6.2 million have been recognized as restructuring expense in operating results since the date of acquisition. Cumulative costs associated with the closure of IFC facilities of $17.8 million and related deferred taxes of $6.6 million became part of the purchase price allocation of the transaction. The effect of these closure costs for IFC facilities increased the amount of goodwill otherwise recognizable as a result of the IFC acquisition.

The following illustrates activity related to the IFC restructuring reserve:

(Amounts in thousands)	Severance	Other Exit Costs	Total
Balance at June 5, 2002—program commencement	$6,880	$4,160	$11,040
Additional accruals	6,896	2,736	9,632
Cash expenditures	(3,037)	(1,241)	(4,278)

Balance at December 31, 2002	$10,739	$5,655	$16,394
Additional accruals	1,407	544	1,951
Cash expenditures	(3,382)	(726)	(4,108)

Balance at March 31, 2003	$8,764	$5,473	$14,237
Additional accruals	1,193	87	1,280
Cash expenditures	(2,548)	(714)	(3,262)

Balance at June 30, 2003	$7,409	$4,846	$12,255
Cash expenditures	(1,571)	(537)	(2,108)

Balance at September 30, 2003	$5,838	$4,309	$10,147

Integration Costs

During the third quarter of 2003, the Company incurred integration expenses of $3.8 million in conjunction with the integration of IFC, of which over 80% resulted from cash payments. During the second and first quarters of 2003, the Company incurred integration expenses of $5.7 million and $6.4 million, respectively. This compares with $8.1 million recognized in the first nine months of 2002.

Expenses classified as integration represent period costs associated with acquisition-related activities such as relocation of product lines from closing to receiving facilities, realignment of receiving facilities, performance and retention bonuses, idle manufacturing costs, costs related to the integration team, and asset impairments.

Restructuring and Integration

The Company has largely completed its restructuring and integration activities related to IFC, except for certain European activities. The Company expects to incur additional restructuring and integration costs of approximately $4.0 million in the fourth quarter of 2003. Payments from the restructuring accrual will continue into 2004 and 2005 due to the timing of severance obligations in Europe.

12. Warranty Reserve

The following is a summary of the activity in the Company's warranty reserve:

(Amounts in thousands)
Balance as of December 31, 2002	$15,429
Accruals for warranty expense	11,731
Settlements made	(12,365)

Balance as of September 30, 2003	$14,795

13. Earnings Per Share

Basic and diluted earnings per weighted average share outstanding were calculated as follows:

	Quarter Ended September 30,
(Amounts in thousands, except per share amounts)	2003	2002
Net earnings	$10,599	$9,347

Denominator for basic earnings per share	55,147	55,149
Effect of potentially dilutive securities	228	126

Denominator for diluted earnings per share	55,375	55,275

Net earnings per share—basic	$0.19	$0.17

Net earnings per share—diluted	$0.19	$0.17

	Nine Months Ended September 30,
(Amounts in thousands, except per share amounts)	2003	2002
Net earnings	$32,067	$36,430

Denominator for basic earnings per share	55,138	50,786
Effect of potentially dilutive securities	104	484

Denominator for diluted earnings per share	55,242	51,270

Net earnings per share—basic	$0.58	$0.72

Net earnings per share—diluted	$0.58	$0.71

Options outstanding with an exercise price greater than the average market price of the common stock were not included in the computation of diluted earnings per share.

The following summarizes options to purchase common stock that were excluded from the computations of potentially dilutive securities:

	Quarter Ended September 30,
	2003	2002
Total number excluded	1,240,679	1,411,039
Weighted average exercise price	$27.12	$27.25
	Nine Months Ended September 30,
	2003	2002
Total number excluded	3,063,360	810,492
Weighted average exercise price	$21.91	$29.37

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

The Company is a defendant in numerous pending lawsuits (which include, in many cases, multiple claimants) that seek to recover damages for alleged personal injury allegedly caused by exposure to asbestos-containing products manufactured and/or distributed by the Company. All such products were used within self-contained process equipment, and management does not believe that there was any emission of respirable asbestos-containing fiber during the use of this equipment.

The Company is also a defendant in several other lawsuits, including product liability claims, that are insured, subject to the applicable deductibles, arising in the ordinary course of business. Management believes that the Company has adequately accrued estimated losses for such lawsuits. No insurance recovery has been projected for any of the insured claims, because management currently believes that all will be resolved within applicable deductibles. The Company is also a party to other noninsured litigation that is incidental to its business, and, in management's opinion, will be resolved without a material adverse impact on the Company's financial statements.

During the quarter ended September 30, 2003, related class action lawsuits were filed in federal court, in the Northern District of Texas, alleging that the Company violated federal securities law during a period beginning on October 23, 2001 and ending September 27, 2002. The complaints have been consolidated and generally seek unspecified compensatory damages and recovery of costs. The complaints also named Mr. C. Scott Greer, Chairman, President and Chief Executive Officer and Ms. Renee J. Hornbaker, Vice President and Chief Financial Officer as individual defendants. The Company strongly believes that the lawsuits are without any merit and plans to vigorously defend the case.

Although none of the aforementioned potential liabilities can be quantified with absolute certainty, the Company has established reserves covering these possible exposures, which management believes are reasonable based on past experience and available facts. While additional exposures beyond these reserves could exist, none gives rise to any additional liability that can now be reasonably estimated, and the Company believes any such costs will not have a material adverse impact on the Company. The Company will continue to evaluate these potential contingent loss exposures and, if they develop, recognize expense as soon as such losses become probable and can be reasonably estimated.

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

Amounts classified as All Other include the corporate headquarters costs and other minor entities that are not considered separate segments. The Company generally evaluates its segments' performance and determines certain performance-based compensation on operating profit excluding integration and restructuring expenses. These expenses, while indicative of efforts to integrate businesses, do not reflect ongoing business results. Intersegment sales and transfers are recorded at cost plus a profit margin.

Three Months Ended September 30, 2003 (amounts in thousands)	Flowserve Pump	Flow Solutions	Flow Control	Subtotal— Reportable Segments	All Other	Consolidated Total
Sales to external customers	$261,649	$84,654	$217,045	$563,348	$1,798	$565,146
Intersegment sales	1,148	5,229	966	7,343	(7,343)	—

Total segment sales	262,797	89,883	218,011	570,691	(5,545)	565,146
Segment operating income (before special items)(1)	16,286	17,265	15,029	48,580	(8,629)	39,951
Identifiable assets	$1,278,372	$180,618	$1,004,217	$2,463,207	$91,043	$2,554,250
Three Months Ended September 30, 2002 (amounts in thousands)	Flowserve Pump	Flow Solutions	Flow Control	Subtotal— Reportable Segments	All Other	Consolidated Total
Sales to external customers	$288,872	$80,202	$216,148	$585,222	$1,489	$586,711
Intersegment sales	3,022	6,079	1,811	10,912	(10,912)	—

Total segment sales	291,894	86,281	217,959	596,134	(9,423)	586,711
Segment operating income (before special items)(2)	25,220	17,608	15,757	58,585	(7,893)	50,692
Identifiable assets	$1,335,253	$187,535	$1,037,404	$2,560,192	$114,985	$2,675,177
(1)
Special items reflect costs associated with the IFC Acquisition including integration expense of $3.8 million.

(2)
Special items reflect costs associated with the IFC Acquisition including a negative purchase accounting adjustment associated with the required write-up and sale of inventory of $2.6 million (recorded as a component of cost of sales), integration expense of $6.1 million and restructuring expense of $2.2 million.

A reconciliation of total consolidated operating income before special items to consolidated earnings before income taxes follows:

	Three Months Ended September 30,
	2003	2002
Total consolidated operating income (before special items)	$39,951	$50,692
Less:
Net interest expense	19,152	23,800
Loss on optional prepayments of debt	369	759
Other expense, net	412	848
Special items:
Integration expense	3,836	6,072
Restructuring expense	—	2,233
Purchase accounting adjustment related to the required write-up and subsequent sale of inventory	—	2,600

Earnings before income taxes	$16,182	$14,380

Nine Months Ended September 30, 2003 (amounts in thousands)	Flowserve Pump	Flow Solutions	Flow Control	Subtotal— Reportable Segments	All Other	Consolidated Total
Sales to external customers	$836,623	$249,080	$653,111	$1,738,814	$4,379	$1,743,193
Intersegment sales	4,274	17,206	5,102	26,582	(26,582)	—

Total segment sales	840,897	266,286	658,213	1,765,396	(22,203)	1,743,193
Segment operating income (before special items)(3)	55,285	50,668	51,022	156,975	(26,325)	130,650
Identifiable assets	$1,278,372	$180,618	$1,004,217	2,463,207	$91,043	$2,554,250
Nine Months Ended September 30, 2002 (amounts in thousands)	Flowserve Pump	Flow Solutions	Flow Control	Subtotal— Reportable Segments	All Other	Consolidated Total
Sales to external customers	$869,552	$242,160	$509,803	$1,621,515	$4,975	$1,626,490
Intersegment sales	7,636	16,622	4,947	29,205	(29,205)	—

Total segment sales	877,188	258,782	514,750	1,650,720	(24,230)	1,626,490
Segment operating income (before special items)(4)	97,648	48,612	31,162	177,422	(22,244)	155,178
Identifiable assets	$1,335,253	$187,535	$1,037,404	$2,560,192	$114,985	$2,675,177
(3)
Special items reflect costs associated with the IFC Acquisition including integration expense of $15.9 million and restructuring expense of $1.8 million.

(4)
Special items reflect costs associated with the IFC Acquisition including a negative purchase accounting adjustment associated with the required write-up and sale of inventory of $5.2 million (recorded as a component of cost of sales), integration expense of $8.1 million and restructuring expense of $2.9 million.

A reconciliation of total consolidated operating income before special items to consolidated earnings before income taxes follows:

	Nine Months Ended September 30,
	2003	2002
Total consolidated operating income (before special items)	$130,650	$155,178
Less:
Net interest expense	60,102	69,512
Loss on optional prepayments of debt	1,008	10,509
Other expense, net	2,855	2,957
Special items:
Integration expense	15,908	8,077
Restructuring expense	1,820	2,877
Purchase accounting adjustment related to the required write-up and subsequent sale of inventory	—	5,200

Earnings before income taxes	$48,957	$56,046

16. Guarantor and Nonguarantor Financial Statements

Under the Company's Senior Subordinated Notes, Flowserve Corporation, the parent, guarantees the Senior Subordinated Notes issued by Flowserve Finance, B.V., the named borrower. Because of this parent guarantee, the Company is required to present the following consolidating financial information including the consolidating balance sheet as of September 30, 2003 and December 31, 2002, and the related statements of operations for nine months and three months ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002 for:

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

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)
CONSOLIDATING STATEMENT OF OPERATIONS
For The Three Months Ended September 30, 2003
(unaudited)

	Parent	Flowserve Finance B.V.	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$—	$278,672	$315,482	$(29,008)	$565,146
Cost of sales	—	—	204,434	216,827	(29,008)	392,253

Gross profit	—	—	74,238	98,655	—	172,893
Selling, general and administrative expense	—	—	71,916	61,026	—	132,942
Integration expense	—	—	1,930	1,906	—	3,836
Restructuring expense	—	—	—	—	—	—

Operating income	—	—	392	35,723	—	36,115
Net interest (income) expense	(7,873)	6,876	18,695	1,454	—	19,152
Loss on optional prepayments of debt	369	—	—	—	—	369
Other expense (income), net	—	—	(5,333)	5,745	—	412
Equity in earnings of subsidiaries	(5,871)	—	—	—	5,871	—

Earnings (loss) before income taxes	13,375	(6,876)	(12,970)	28,524	(5,871)	16,182
Provision (benefit) for income taxes	2,776	224	(4,798)	7,381	—	5,583

Net earnings (loss)	$10,599	$(7,100)	$(8,172)	$21,143	$(5,871)	$10,599

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)
CONSOLIDATING STATEMENT OF OPERATIONS
For The Three Months Ended September 30, 2002
(unaudited)

	Parent	Flowserve Finance B.V.	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$—	$309,328	$303,479	$(26,096)	$586,711
Cost of sales	—	—	224,879	212,384	(26,096)	411,167

Gross profit	—	—	84,449	91,095	—	175,544
Selling, general and administrative expense	—	—	81,003	46,449	—	127,452
Integration expense	—	—	5,667	405	—	6,072
Restructuring expense	—	—	2,020	213	—	2,233

Operating income	—	—	(4,241)	44,028	—	39,787
Net interest expense	289	5,582	16,012	1,917	—	23,800
Loss on optional prepayments of debt	759	—	—	—	—	759
Other expense (income), net	—	—	(11,808)	12,656	—	848
Equity in earnings of subsidiaries	(10,023)	—	—	—	10,023	—

Earnings (loss) before income taxes	8,975	(5,582)	(8,445)	29,455	(10,023)	14,380
Provision (benefit) for income taxes	(372)	—	(3,125)	8,530	—	5,033

Net earnings (loss)	$9,347	$(5,582)	$(5,320)	$20,925	$(10,023)	$9,347

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)
CONSOLIDATING STATEMENT OF OPERATIONS
For The Nine Months Ended September 30, 2003
(unaudited)

	Parent	Flowserve Finance B.V.	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$—	$878,811	$948,758	$(84,376)	$1,743,193
Cost of sales	—	—	646,337	658,869	(84,376)	1,220,830

Gross profit	—	—	232,474	289,889	—	522,363
Selling, general and administrative expense	—	—	216,904	174,809	—	391,713
Integration expense	—	—	9,899	6,009	—	15,908
Restructuring expense	—	—	162	1,658	—	1,820

Operating income	—	—	5,509	107,413	—	112,922
Net interest (income) expense	(22,052)	20,333	60,837	984	—	60,102
Loss on optional prepayments of debt	1,008	—	—	—	—	1,008
Other expense (income), net	—	—	(35,483)	38,338	—	2,855
Equity in earnings of subsidiaries	(18,809)	—	—	—	18,809	—

Earnings (loss) before income taxes	39,853	(20,333)	(19,845)	68,091	(18,809)	48,957
Provision (benefit) for income taxes	7,786	749	(7,343)	15,698	—	16,890

Net earnings (loss)	$32,067	$(21,082)	$(12,502)	$52,393	$(18,809)	$32,067

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)
CONSOLIDATING STATEMENT OF OPERATIONS
For The Nine Months Ended September 30, 2002
(unaudited)

	Parent	Flowserve Finance B.V.	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$—	$920,303	$779,472	$(73,285)	$1,626,490
Cost of sales	—	—	668,959	531,211	(73,285)	1,126,885

Gross profit	—	—	251,344	248,261	—	499,605
Selling, general and administrative expense	—	—	229,402	120,225	—	349,627
Integration expense	—	—	7,246	831	—	8,077
Restructuring expense	—	—	2,664	213	—	2,877

Operating income	—	—	12,032	126,992	—	139,024
Net interest expense	588	8,605	53,115	7,204	—	69,512
Loss on optional prepayments of debt	10,509	—	—	—	—	10,509
Other expense (income), net	34	—	(19,761)	22,684	—	2,957
Equity in earnings of subsidiaries	(43,654)	—	—	—	43,654	—

Earnings (loss) before income taxes	32,523	(8,605)	(21,322)	97,104	(43,654)	56,046
Provision (benefit) for income taxes	(3,907)	—	(7,889)	31,412	—	19,616

Net earnings (loss)	$36,430	$(8,605)	$(13,433)	$65,692	$(43,654)	$36,430

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)
CONSOLIDATING BALANCE SHEET
September 30, 2003
(unaudited)

	Parent	Flowserve Finance B.V.	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$—	$(4,875)	$34,849	$—	$29,974
Intercompany receivables	61,377	2,793	113,091	30,635	(207,896)	—
Accounts receivable, net	—	—	178,004	264,369	—	442,373
Inventories	—	—	224,504	214,203	—	438,707
Deferred tax assets	(6,713)	—	40,575	1,559	—	35,421
Prepaid expenses	—	—	14,640	12,760	—	27,400

Total current assets	54,664	2,793	565,939	558,375	(207,896)	973,875
Property, plant and equipment, net	—	—	219,056	220,006	—	439,062
Investment in subsidiaries	437,856	296,065	514,852	—	(1,248,773)	—
Intercompany receivables	1,214,662	91,689	241,409	281,398	(1,829,158)	—
Goodwill	—	—	684,770	181,356	—	866,126
Other intangible assets, net	—	—	138,023	29,733	—	167,756
Other assets	25,998	2,773	46,530	32,130	—	107,431

Total assets	$1,733,180	$393,320	$2,410,579	$1,302,998	$(3,285,827)	$2,554,250

Current liabilities:
Accounts payable	$—	$—	$90,080	$127,514	$—	$217,594
Intercompany payables	—	23,613	184,647	(364)	(207,896)	—
Accrued liabilities	21,820	1,537	74,847	144,642	—	242,846
Long-term debt due within one year	43,479	—	—	54	—	43,533

Total current liabilities	65,299	25,150	349,574	271,846	(207,896)	503,973
Long-term debt due after one year	851,669	75,085	420	11,667	—	938,841
Intercompany payables	—	360,633	1,355,392	113,133	(1,829,158)	—
Retirement benefits and other liabilities	—	—	151,861	143,363	—	295,224
Shareholders' equity:
Serial preferred stock	—	—	—	—	—	—
Common shares	72,018	—	2	182,331	(182,333)	72,018
Capital in excess of par value	477,327	—	300,963	426,195	(727,158)	477,327
Retained earnings (deficit)	441,090	(28,062)	229,661	285,403	(487,002)	441,090

	990,435	(28,062)	530,626	893,929	(1,396,493)	990,435
Treasury stock at cost	(62,745)	—	—	—	—	(62,745)
Deferred compensation obligation	7,384	—	—	—	—	7,384
Accumulated other comprehensive (loss) income	(118,862)	(39,486)	22,706	(130,940)	147,720	(118,862)

Total shareholders' equity	816,212	(67,548)	553,332	762,989	(1,248,773)	816,212

Total liabilities and shareholders' equity	$1,733,180	$393,320	$2,410,579	$1,302,998	$(3,285,827)	$2,554,250

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

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)
CONSOLIDATING STATEMENT OF CASH FLOWS
For The Nine Months Ended September 30, 2003
(unaudited)

	Parent	Flowserve Finance B.V.	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Cash Flows—Operating activities:
Net earnings (loss)	$32,067	$(21,082)	$(12,502)	$52,393	$(18,809)	$32,067
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
Depreciation	—	—	24,589	21,028	—	45,617
Amortization of intangible and other assets	—	—	6,307	1,513	—	7,820
Amortization of prepaid financing fees and discount	3,204	541	—	—	—	3,745
Loss on optional prepayment of debt	1,008	—	—	—	—	1,008
Impairment of assets	—	—	695	—	—	695
Net gain on the disposition of fixed assets	—	—	—	(36)	—	(36)
Change in operating assets and liabilities:
Accounts receivable	—	—	40,340	30,470	—	70,810
Inventories	—	—	3,350	6,750	—	10,100
Intercompany receivable and payable	93,796	4,146	(40,707)	(76,044)	18,809	—
Prepaid expenses	—	—	(9,230)	12,233	—	3,003
Other assets	(172)	—	(23,538)	15,995	—	(7,715)
Accounts payable	95	—	(13,789)	(19,101)	—	(32,795)
Accrued liabilities	(5,512)	(2,082)	(11,393)	16,650	—	(2,337)
Income taxes payable	372	146	(6,860)	10,164	—	3,822
Retirement benefits and other liabilities	—	—	(18,914)	1,865	—	(17,049)
Net deferred taxes	(2,091)	—	16,373	(19,670)	—	(5,388)

Net cash flows provided (used) by operating activities	122,767	(18,331)	(45,279)	54,210	—	113,367

Cash Flows—Investing activities:
Capital expenditures	—	—	(10,862)	(8,255)	—	(19,117)
Cash received for disposal of assets	—	—	2,207	—	—	2,207

Net cash flows used by investing activities	—	—	(8,655)	(8,255)	—	(16,910)

Cash Flows—Financing activities:
Net borrowings under lines of credit	4,000	—	—	—	—	4,000
Payments of long-term debt	(125,000)	—	—	—	—	(125,000)
Payment of prepaid financing fees	(1,767)	—	—	—	—	(1,767)
Cash dividends (paid) received	—	18,331	42,122	(60,453)	—	—

Net cash flows provided (used) by financing activities	(122,767)	18,331	42,122	(60,453)	—	(122,767)
Effect of exchange rate changes	—	—	—	6,991	—	6,991

Net change in cash and cash equivalents	—	—	(11,812)	(7,507)	—	(19,319)
Cash and cash equivalents at beginning of year	—	—	6,937	42,356	—	49,293

Cash and cash equivalents at end of period	$—	$—	$(4,875)	$34,849	$—	$29,974

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)
CONSOLIDATING STATEMENT OF CASH FLOWS
For The Nine Months Ended September 30, 2002
(unaudited)

	Parent	Flowserve Finance B.V.	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Cash Flows—Operating Activities:
Net earnings (loss)	$36,430	$(8,605)	$(13,433)	$65,692	$(43,654)	$36,430
Adjustments to reconcile net earnings (loss) to cash (used) provided by operating activities:
Depreciation	—	—	22,594	18,880	—	41,474
Amortization	—	—	5,982	428	—	6,410
Amortization of prepaid financing fees and discount	3,757	287	—	—	—	4,044
Write-off of unamortized prepaid financing fees	9,669	—	—	—	—	9,669
Other direct cost of long-term debt repayment	840	—	—	—	—	840
Net (gain) loss on disposal of fixed assets	—	—	(426)	(734)	—	(1,160)
Change in operating assets and liabilities:
Accounts receivable	—	—	46,674	(382)	—	46,292
Inventories	—	—	(12,990)	(1,967)	—	(14,957)
Intercompany receivable and payable	(418,219)	264,531	251,290	(142,065)	44,463	—
Prepaid expenses	—	643	10,397	(2,908)	—	8,132
Other assets	(903)	45	8,820	(12,306)	—	(4,344)
Accounts payable	945	—	(14,866)	(8,623)	—	(22,544)
Accrued liabilities	(9,241)	2,157	(13,517)	5,664	—	(14,937)
Income Taxes	9,391	—	(2,545)	675	—	7,521
Retirement benefits and other liabilities	217	—	3,822	(1,323)	—	2,716
Net deferred taxes	—	—	19,690	1,853	—	21,543

Net cash (used) provided by operating activities, net of acquisitions	(367,114)	259,058	311,492	(77,116)	809	127,129

Cash Flows—Investing Activities:
Capital expenditures	—	—	(12,673)	(9,248)	—	(21,921)
Cash received for disposal of assets	—	—	4,362	—	—	4,362
Payments for acquisitions, net of cash acquired	—	—	(313,988)	(216,425)	—	(530,413)
Change in investments in subsidiaries	(115,437)	(258,438)	(55,716)	10,924	418,667	—

Net cash flows used by investing activities	(115,437)	(258,438)	(378,015)	(214,749)	418,667	(547,972)

Cash Flows—Financing Activities:
Net repayments under lines of credit	(70,121)	—	(2)	123	—	(70,000)
Proceeds from long-term debt	785,510	(1,347)	—	11,143	—	795,306
Payments of long-term debt	(583,923)	—	—	—	—	(583,923)
Payment of prepaid financing fees	(5,769)	—	—	726	—	(5,043)
Other direct costs of long-term debt repayment	(726)	—	—	—	—	(726)
Proceeds from issuance of common stock	275,925	—	—	—	—	275,925
Net proceeds from stock option activity	16,849	—	—	—	—	16,849
Cash dividends paid	—	—	10,482	(10,482)	—	—
Other	64,806	727	56,037	297,668	(419,476)	(238)

Net cash flows provided (used) by financing activities	482,551	(620)	66,517	299,178	(419,476)	428,150

Effect of exchange rate changes	—	—	6	3,984	—	3,990

Net change in cash and cash equivalents	—	—	—	11,297	—	11,297
Cash and cash equivalents at beginning of year	—	—	—	21,533	—	21,533

Cash and cash equivalents at end of period	$—	$—	$—	$32,830	$—	$32,830

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

Critical Accounting Policies and Estimates

Management's discussion and analysis are based on the Company's consolidated financial statements and related footnotes contained within this report. The Company's more critical accounting policies used in the preparation of the consolidated financial statements were discussed in the Company's annual report on Form 10-K. These critical policies, for which no significant changes have occurred in the current quarter and nine months of 2003, include:

  •
  Revenue Recognition
  •
  Allowance for Doubtful Accounts
  •
  Inventories
  •
  Deferred Tax Asset Valuation
  •
  Restructuring Reserves
  •
  Legal and Environmental Accruals
  •
  Warranty Accruals
  •
  Insurance Accruals
  •
  Pension and Postretirement Benefits Obligations
  •
  Valuation of Goodwill, Indefinite-Lived Intangible Assets and Other Long-Lived Assets
  •
  Stock-based Compensation

Based on a critical assessment of its accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that the Company's consolidated financial statements provide a meaningful and fair perspective of the Company. This is not to suggest that other general risk factors, such as changes in worldwide demand, changes in material costs, performance of acquired businesses and others, could not adversely impact the Company's consolidated financial position, results of operations and cash flows in future periods.

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

Results Of Operations—Three and Nine Months of 2003

In general, 2003 nine month consolidated results and the Flow Control Division results were higher than the corresponding period in the previous year due to the impact of the Company's acquisition of Invensys' flow control division (IFC), which took place on May 2, 2002. The results for IFC subsequent to that date are included in the results for the Company's Flow Control Division. Three-month results in both 2003 and 2002 include IFC. The IFC acquisition is discussed in further detail in the Liquidity and Capital Resources section of this Management's Discussion and Analysis. Pro forma results referenced throughout this Management's Discussion and Analysis assume that the acquisition of IFC occurred on January 1, 2002 and include estimated purchase accounting and financing impacts.

All pro forma information is provided solely to enhance understanding of the operating results, not to purport what the Company's results of operations would have been had such transactions or events occurred on the dates specified or to project the Company's results of operations for any future period.

Bookings, Sales and Backlog

	Quarter Ended September 30,
(Amounts in millions)	2003	2002
Bookings	$581.0	$578.0
Sales	565.1	586.7
Backlog	834.4	787.6
	Nine Months Ended September 30,
(Amounts in millions)	2003	2002	Pro forma 2002
Bookings	$1,811.4	$1,624.1	$1,766.3
Sales	1,743.2	1,626.5	1,783.8
Backlog	834.4	787.6	787.6

Bookings, or incoming orders for which there are purchase commitments, were about flat with the third quarter of 2002, despite an approximate 6% benefit from currency translation related to the strengthening of the Euro. The decline in bookings absent favorable currency translation reflects lower business due to continued weakness in the U.S. economy, which affected most significantly the chemical and general industrial sectors of the business. Additionally, bookings into the power sector and Middle East were down.

Year-to-date bookings were up 11.5% from the prior year due to the impact of the IFC acquisition and favorable currency translation of approximately 7%. Bookings were up 2.6% compared with the prior year pro forma. The increase reflects currency as well as an increase in upstream petroleum project bookings in the first half of 2003. These benefits were partially offset by the declines in business, which also impacted current quarter results including weakness in the chemical, general industrial and power sectors of the business. Additionally, year-to-date bookings into the Middle East and Venezuela were lower due to the political and economic turmoil in those regions.

Bookings to the upstream petroleum sector particularly in Asia, West Africa and the CIS remained a positive factor for the year. The downstream petroleum sector was weaker as many refiners operated at full capacity and deferred discretionary maintenance in order to operate at relatively high levels of utilization. The chemical sector continued to weaken in the quarter and for the year with increased natural gas prices adversely affecting U.S. spending in the sector. The Company remains cautious regarding the near-term outlook for the chemical business. Outside of some success in nuclear power related to refurbishing and upgrading existing facilities, the power business remained relatively weak for the quarter and year. The Company does not expect much improvement in this sector in the near term, except for some opportunities in the nuclear aftermarket area.

From a geographic perspective, the slow U.S. recovery from recession has negatively impacted results particularly in the chemical and general industrial sectors for both the current quarter and full year. The economy in Europe weakened in the current quarter, which had a moderate impact on current quarter results. For the current quarter and nine months, bookings into the Middle East were adversely impacted, compared with the prior year periods, by the Iraq conflict. Assuming a resolution to the extended conflicts in the Middle East, the Company believes considerable opportunities may exist, particularly for the power, water and petroleum sectors. Iraq, in particular, provides potential long-term opportunity. Both Asia and Africa have upside potential, especially in the petroleum, power and water sectors. The bookings for the nine months were adversely impacted by the political crisis in Venezuela and its ripple impacts on the United States refineries. As the economies of South America become more stable, the opportunities in this region, particularly in the petroleum sector, may improve.

Sales declined by 3.7% in the three months, compared with the same period in 2002. Nine-month sales were up 7.2% compared with the prior period due to the IFC acquisition. Additionally, currency translation favorably impacted sales by approximately 6% in the current quarter and for the nine months compared with the prior year periods. Nine-month sales were down 2.3% compared with prior year sales on a pro forma basis. The decline in sales in the current quarter and for the year-to-date period reflects the aforementioned market weaknesses. Quick turn or book-to-bill sales into the chemical and general industrial markets declined. Additionally, sales into the power market as well as aftermarket sales into the Middle East and Venezuela were down.

Net sales to international customers, including export sales from the U.S., were 63% of sales in the third quarter of 2003 compared with 59% in the same period in 2002. Net sales for the first nine months were 59% of sales, compared with 55% in the same period in 2002. Favorable currency translation was the primary factor for the increase in 2003 compared with the prior year periods.

At September 30, 2003, backlog of $834.4 million increased 5.9% compared with September 30, 2002 and increased 13.7% compared with $733.7 million at December 31, 2002. Backlog represents the accumulation of uncompleted customer orders. The backlog increase compared with year-end and the prior year resulted from currency translation benefits as well as increased bookings during 2003, generally attributable to strong upstream petroleum project bookings in the first half of 2003, due to be shipped in the fourth quarter of 2003 and beyond.

Consolidated Results

Gross profit decreased 1.5% to $172.9 million for the current three-month period compared with $175.5 million in the prior year period. The gross profit margin for the current three-month period was 30.6%, compared with 29.9% in the prior year period. Gross profit for the nine months period of $522.4 million was up 4.5% from the prior year of $499.6 million due to the IFC acquisition, but down 5.6% from the prior nine-month pro forma results. The gross profit margin for the nine months was 30.0%, compared with 30.7% in the prior year and 31.0% pro forma. The decline in gross profit in the quarter and the decline compared with the prior full year pro forma reflects the lower sales volumes, lower overhead absorption related to lower unit volumes, unfavorable product mix containing a lower level of higher margin parts and quick turn business as well as some cost overruns on certain engineered pump contracts. These impacts were partially offset by IFC cost saving synergies and the absence of a non-recurring expense recorded in the prior year quarter of $2.6 million and for the nine month period of $5.2 million related to the required write-up of and subsequent sale of inventory, as required to comply with purchase accounting standards.

Selling, general and administrative expense (SG&A) increased 4.2% to $132.9 million in the current three months, compared with $127.5 million in the prior year period. The expense in the current quarter was essentially flat compared with the prior year without the estimated negative impacts of currency translation. Year-to-date SG&A of $391.7 million was up 12.0% (a reflection of the IFC acquisition), compared with the prior year period and up 1.6% compared with the prior year pro forma of $385.5 million. Currency negatively affected the year-to-date comparisons by an estimated 5%. Absent currency impacts, SG&A for the nine-month period would have been down about 2% from the prior year pro forma period reflecting the IFC synergy benefits. SG&A as a percentage of sales was up in the current periods from the prior year periods due to the lower sales volume.

Integration expense was $3.8 million in the third quarter of 2003, compared with $6.1 million in the prior year period. Integration expense for the nine months was $15.9 million, compared with $8.1 million in the prior year. Restructuring expense for the 2003 nine months was $1.8 million, none of which was recognized during the third quarter, compared with $2.9 million in the prior year nine-month period, including $2.2 million in the prior year third quarter. The integration and restructuring expenses relate to the integration of IFC into the Flow Control Division. Integration expense represents period costs associated with IFC acquisition-related reorganizations such as relocation of product lines from closed to receiving facilities, realignment of receiving facilities, performance and retention bonuses, idle manufacturing costs, costs related to the integration team and asset impairments. Restructuring expense represents severance and other exit costs related to Flowserve valve facility closures and reductions in work force. The Company has largely completed its restructuring and integration activities related to IFC, except for completion of certain European integration activities. It expects to incur approximately $4 million of additional integration and restructuring costs in the fourth quarter of 2003. See the discussion on Restructuring Costs in this Management's Discussion and Analysis for a more detailed description and accounting of the integration and restructuring program.

Operating income of $36.1 million declined 9.2% in the third quarter of 2003 compared with $39.8 million in the prior year period. The decline in operating income reflects the factors discussed above, most of which related to weak market conditions, despite lower integration and restructuring expense in the current period. Operating income for the first nine months of 2003 of $112.9 million was down 18.8% from the prior year period of $139.0 million and down 33% from prior year pro forma of $167.6 million. The decline in operating income for the nine-month period reflects a higher level of integration and restructuring expense as well as the impacts of lower volume, unfavorable product mix, lower overhead absorption, and cost overruns on certain projects. These negative impacts were partially offset by currency translation benefits and synergy benefits from the IFC integration. Synergy savings associated with the IFC integration at September 30, 2003 are estimated at an annual run rate of $20 million.

During the third quarter and first nine months of 2003, the Company recognized expenses of $0.4 million and $1.0 million related to the write-off of unamortized prepaid financing fees resulting from $40 million of optional debt repayments in the third quarter and $125 million of optional repayments year-to-date. In the prior year, the Company incurred expense related to optional debt prepayments of $0.8 million in the third quarter associated with $88.6 million of prepayments (including $70.6 million of optional prepayments) and $10.5 million in the nine month period associated with the third quarter prepayment and refinancing of its senior credit facility for the IFC acquisition during the second quarter of 2002. Prior to the issuance of SFAS No. 145, which the Company adopted effective January 1, 2003, these non-cash expenses were reported as extraordinary items in the statement of income, however, the 2002 amounts have been reclassified to conform to the 2003 presentation, as required per the new standard. The Company expects to incur additional non-cash expense associated with the write-off of prepaid financing fees if it continues to prepay debt.

Net interest expense decreased 19.3% in the third quarter and 13.5% in the first nine months of 2003 to $19.2 million and $60.1 million, compared with $23.8 million and $69.5 million in the same periods in 2002. The reduction in interest expense reflects lower prevailing interest rates and reduced debt levels associated with optional and scheduled debt paydowns since September 30, 2002 as well as lower borrowing spreads associated with the renegotiation of the Company's revolving credit facility in April 2002. Approximately 49% of the Company's debt was fixed rate debt at September 30, 2003, including the effects of $215 million notional interest rate swaps.

The Company's effective tax rate for the third quarter and first nine months of 2003 was 34.5%, compared with 35.0% in the same periods in 2002. The decrease in the effective rate was primarily due to improved utilization of foreign tax credits. The effective tax rate is based upon historical and current earnings, estimates of future taxable earnings for each domestic and international location and the estimated impact of tax planning strategies. Changes in any of these and other factors could impact the tax rate in future periods.

Net earnings increased 14.0% to $10.6 million in the third quarter from $9.3 million in the prior year. Earnings per share in the current quarter increased to $0.19 per share from $0.17 per share in the prior year period. The improvement reflects lower integration, restructuring and interest expense and lower loss on debt repayments, offset in part by the impact of lower sales volume and resultant lower gross margin as well as higher SG&A. Net earnings for the current year nine months decreased 11.8% to $32.1 million from $36.4 million in the prior year. Earnings per share for the nine-month period was $0.58 compared with $0.71 in the prior year period. The decline year-to-date reflects higher levels of integration and restructuring expense as well as the impact of the factors previously discussed in the above narrative. The decline in the current year nine-month earnings per share was also negatively impacted by a higher share count. Average diluted shares increased by 7.6% to 55.2 million for the first nine months of 2003, compared with 51.3 million in the prior year period. The increase in shares reflects the weighted average impact from the equity offering completed in April 2002 to finance the IFC acquisition.

Other comprehensive income was $7.5 million in the current quarter and $59.7 million in the current nine months. This compares with a loss of $5.7 million in the prior year quarter and income of $49.1 million for the prior year nine months. The improvements reflect the strengthening of the Euro and beneficial hedging results compared with prior year periods.

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

The Company evaluates segment performance based on operating income excluding special items. Operating income before special items provides the most meaningful measure of operating performance since it eliminates expenses associated with strategic corporate decisions not directly associated with ongoing segment performance and since such expenses are closely related to the Company's plans to purchase and integrate its acquisitions. Special items included in operating income during the quarter ended September 30, 2003, all associated with the acquisition of IFC into the Flow Control Division, include the following:

	Quarter Ended September 30,
(Amounts in millions)	2003	2002
Purchase accounting adjustment related to the required write-up and subsequent sale of inventory	$—	$2.6
Integration expense	3.8	6.1
Restructuring expense	—	2.2

Total	$3.8	$10.9

	Nine Months Ended September 30,
(Amounts in millions)	2003	2002
Purchase accounting adjustment related to the required write-up and subsequent sale of inventory	$—	$5.2
Integration expense	15.9	8.1
Restructuring expense	1.8	2.9

Total	$17.7	$16.2

Sales and operating income before special items for each of the three business segments follows:

Flowserve Pump Division

	Quarter Ended September 30,
(Amounts in millions)	2003	2002
Total segment bookings	$281.4	$290.7
Total segment sales	262.8	291.9
Operating income	16.3	25.1
Operating income as a percentage of sales	6.2%	8.6%
	Nine Months Ended September 30,
(Amounts in millions)	2003	2002
Total segment bookings	$903.5	$863.2
Total segment sales	840.9	877.2
Operating income	55.3	97.3
Operating income as a percentage of sales	6.6%	11.1%

Bookings for the Flowserve Pump Division (FPD) in the current quarter decreased 3.2%, but were up 4.7% in the first nine months from the same periods in the prior year. The decline in current quarter bookings reflects weakness in quick-turn business for the chemical and general industrial sectors as well as lower non-nuclear power bookings. Additionally, parts bookings, particularly into the Middle East, were down in the current quarter. Year-to-date bookings reflect a strong level of upstream petroleum project bookings in the first half of the year offset in part by the same factors as discussed for the current quarter. Currency translation favorably affected bookings in 2003 by an estimated 7% compared with the prior year periods.

Sales of pumps, pump parts and related services for FPD for the three months of 2003 decreased 10.0% and decreased 4.1% for the first nine months compared with the same periods in 2002. This was despite an estimated 6% benefit due to currency translation in the current year periods. The decrease in 2003 for both the current period and nine months was largely due to market-driven changes resulting in a lower volume of power project shipments, lower aftermarket sales into the Middle East and South America, and lower industrial pump sales to the chemical and general industrial markets.

FPD operating income decreased by 35.1% in the three months and 43.2% in the first nine months of 2003, compared with the same periods in 2002. Operating income as a percentage of sales in the third quarter declined to 6.2% from 8.6% in 2002 and for the first nine months declined to 6.6% from 11.1% in 2002. The decline in operating income and its margin reflects a combination of lower sales, an unfavorable product mix, unfavorable manufacturing absorption variance related to lower production throughput and cost overruns on certain engineered projects. The unfavorable product mix reflects reduced levels of sales to the chemical and general industrial markets and of parts and services, particularly to the Middle East and South America and lower power project shipments

Flow Solutions Division

	Quarter Ended September 30,
(Amounts in millions)	2003	2002
Total segment bookings	$88.9	$87.3
Total segment sales	89.9	86.3
Operating income	17.3	17.6
Operating income as a percentage of sales	19.2%	20.4%
	Nine Months Ended September 30,
(Amounts in millions)	2003	2002
Total segment bookings	$270.6	$263.3
Total segment sales	266.3	258.8
Operating income	50.7	48.6
Operating income as a percentage of sales	19.0%	18.8%

Bookings for Flow Solutions Division (FSD) increased 1.8% in the current quarter and increased 2.8% for the nine months compared with the same periods in the prior year. This reflects the sixth consecutive quarter-over-quarter increase in bookings for the division. The increase in bookings includes an approximate 4% currency benefit offset in part by weakened demand in the chemical sector, Middle East and at U.S. Gulf Coast refiners.

Sales of seals for the three and nine months ended 2003 increased 4.2% and 2.9%, compared with the same periods in 2002. The 2003 increase generally reflects an estimated 4% currency translation benefit in the current year periods. Additionally, the division's emphasis on end user business and its success in establishing longer-term customer alliance programs has minimized the impact of current weak market conditions. The Company believes that this emphasis combined with heightened levels of service, reliability and innovation have contributed to an increase in market share. As such, the Company is currently implementing this end user strategy in its other divisions.

FSD operating income for the third quarter of 2003 was about flat compared with the prior year, but up 4.3% for the nine months compared with the prior year period. Operating income as a percentage of sales declined slightly in the current quarter because of a higher project mix. The improvement in profitability for the nine-month period reflects the benefit of higher sales and the impact of continuous improvement projects, which have created operating efficiencies.

Flow Control Division

	Quarter Ended September 30,
(Amounts in millions)	2003	2002
Total segment bookings	$216.5	$210.5
Total segment sales	218.0	218.0
Operating income (before special items)	15.0	15.8
Operating income (before special items) as a percentage of sales	6.9%	7.3%
	Nine Months Ended September 30,
(Amounts in millions)	2003	2002	Pro forma 2002
Total segment bookings	$662.2	$519.8	$662.0
Total segment sales	658.2	514.7	672.1
Operating income (before special items)	51.0	31.2	43.7
Operating income (before special items) as a percentage of sales	7.8%	6.1%	6.5%

Bookings for Flow Control Division (FCD) increased by 2.9% in the three months compared with the prior year, including an estimated 6% currency translation benefit. Bookings in the nine months increased 27.4% compared with the prior year period due to inclusion of nine months of the IFC acquisition and an estimated 8% currency benefit. Bookings for the nine months were flat compared with prior year pro forma results including currency benefits. The decline in bookings absent currency benefits reflects weakness in the chemical, power and general industrial markets in the current quarter and nine month periods. Additionally, the nine-month comparison was adversely impacted in the current year by the absence of an unusually large $20 million nuclear order from 2002.

Sales of valves and related products and services for FCD were about flat in the current quarter, but up 27.9% for the nine months compared with the prior year periods, which includes the impact of the IFC acquisition. Sales for the nine-month period were down 2.1% compared with prior year pro forma. Currency translation provided an estimated 6% benefit in the current quarter and an estimated 7% benefit for the nine-month period. Sales in all periods were adversely affected by reduced customer demand for valve products and services in the power, chemical and general industrial sectors of the business.

Operating income, before special items, in the third quarter of 2003 declined 5.1% from the prior year quarter, but increased 63.5% for the nine months compared with the prior year nine month period due to the IFC acquisition. Operating income for the nine months was up 16.7% compared with the prior year pro forma. The decline in current quarter operating income reflects the impact of lower unit volumes and unfavorable mix, despite incremental synergy and currency benefits. The improvement in results for the nine months reflects synergies and currency benefits despite weakened market conditions. The integration of IFC is essentially complete except for completion of certain European integration activities. Synergy savings at the end of the third quarter are estimated at approximately $20 million on an annual run rate basis.

Restructuring and Acquisition Related Charges

Restructuring Costs

In June 2002, in conjunction with the IFC acquisition, the Company initiated a restructuring program designed to reduce costs and eliminate excess capacity by closing 18 valve facilities, including 10 service facilities, and reducing sales and related support personnel. The Company's actions, some of which were approved and committed to in 2002 with the remaining actions approved and committed to in 2003, are expected to result in a gross reduction of approximately 920 positions and a net reduction of approximately 620 positions. Through September 30, 2003, 801 gross positions and 587 net positions had been eliminated pursuant to the program. Annual run rate cost savings associated with the integration program are estimated to be $20 million at September 30, 2003.

The Company established a restructuring program reserve of $11.0 million upon acquisition of IFC, and increased the reserve by a total of $9.6 million in the latter half of 2002. The Company recognized additional accruals, net of non-cash reductions, of $3.3 million in the first half of 2003 for this program, primarily related to the closure of certain valve service facilities and the related reductions in workforce. The Company expects to pay the majority of remaining accrued costs during the fourth quarter of 2003, 2004 and 2005. Cumulative costs associated with the closure of Flowserve facilities of $6.2 million through September 30, 2003, have been recognized as restructuring expense in operating results, whereas cumulative costs associated with the closure of IFC facilities of $17.8 million, along with related deferred taxes of $6.6 million, became part of the purchase price allocation of the transaction. The effect of these closure costs increased the amount of goodwill otherwise recognizable as a result of the IFC acquisition.

The following illustrates activity related to the IFC restructuring reserve:

(Amounts in thousands)	Severance	Other Exit Costs	Total
Balance at June 5, 2002	$6,880	$4,160	$11,040
Additional accruals	6,896	2,736	9,632
Cash expenditures	(3,037)	(1,241)	(4,278)

Balance at December 31, 2002	$10,739	$5,655	$16,394
Additional accruals	1,407	544	1,951
Cash expenditures	(3,382)	(726)	(4,108)

Balance at March 31, 2003	$8,764	$5,473	$14,237
Additional accruals	1,193	87	1,280
Cash expenditures	(2,548)	(714)	(3,262)

Balance at June 30, 2003	$7,409	$4,846	$12,255
Cash expenditures	(1,571)	(537)	(2,108)

Balance at September 30, 2003	$5,838	$4,309	$10,147

Integration Costs

During the third quarter of 2003, the Company incurred integration expenses of $3.8 million in conjunction with the integration of IFC, of which over 80% resulted from cash payments. During the second and first quarters of 2003, the Company incurred integration expenses of $5.7 million and $6.4 million, respectively. This compares with $8.1 million recognized in the first nine months of 2002.

Expenses classified as integration represent period costs associated with acquisition-related activities such as relocation of product lines from closing to receiving facilities, realignment of receiving facilities, performance and retention bonuses, idle manufacturing costs, costs related to the integration team and asset impairments.

Restructuring and Integration

The Company has largely completed its restructuring and integration activities related to IFC, except for certain European activities. The Company expects to incur additional restructuring and integration costs of approximately $4.0 million in the fourth quarter of 2003. Payments from the restructuring accrual will continue into 2004 and 2005 due to the timing of severance obligations in Europe.

Liquidity and Capital Resources

Cash Flow Analysis

Cash generated by operations and borrowings available under the Company's existing revolving credit facility are its primary sources of short-term liquidity. Cash flows provided by operating activities in the three and nine months of 2003 were $16.0 million and $113.4 million, respectively. This compares with cash flows provided by operating activities in the three and nine months of 2002 of $47.0 million and $127.1 million, respectively. The decrease in cash flows provided by operating activities in the current quarter compared with the prior year quarter relates primarily to domestic pension plan contributions made in 2003, but not required in 2002, as further discussed below.

Working capital reductions provided operating cash flow of $16.5 million in the three months and were about flat compared with the prior year. Working capital reductions provided $52.6 million of cash flow for the nine months compared with $9.5 million in the prior year period. The improvement in working capital for the nine months reflects the Company's continued emphasis on improving accounts receivable collections and reducing inventory. Accounts receivable for the nine months generated $70.8 million of cash flow compared with $46.3 million in the prior year. The improvement in accounts receivable primarily reflects improved collections along with the cash benefit of incremental factoring for the nine months of $21.4 million as discussed in Note 8 and lower sales volume. Days' sales outstanding improved to 70 days from 78 days at September 30, 2002. Inventory reductions contributed $10.1 million of cash flow for the first nine months of 2003, compared with a use of cash of $15.0 million in the prior year. The majority of the inventory reduction was in finished goods, offset in part by an increase in project-related work in process inventory required to support shipments of products in backlog. As a result of the inventory reduction, inventory turns improved to 3.6 times at September 30, 2003 compared with 3.4 times at September 30, 2002.

In 2003, the Company contributed into its domestic pension plans $21.7 million in the third quarter and $24.5 million for the nine months. The 2003 contributions exceeded the minimum amounts required by the rules and regulations of the U.S. Department of Labor. No contributions were required or made in the previous year periods. The Company is not required and does not expect to contribute to the domestic pension fund in the fourth quarter of 2003. Contribution levels in 2004 will be dependent upon the Company's desired funding status, pension asset returns and results of operations and cash flows during 2004, but the minimum requirement is estimated at approximately $18 million. The increase in pension funding in 2003 primarily resulted from the decline in the value of the pension plan assets caused by negative equity market returns over the past few years, an increase in the number of plan participants primarily due to the IFC and Ingersoll-Dresser Pump Company acquisitions and lower discount rates used to calculate funding.

Other operating cash flow factors in the current year included cash outflows associated with the IFC integration and restructuring program of $5.1 million in the quarter and $23.8 million for the first nine months of 2003. This compares with prior year cash outflows of $7.1 million in the third quarter and $8.8 million in the nine months. Comparisons between years were also affected by a $23 million tax refund received in the second quarter of the prior year related to the utilization of net operating loss carrybacks enabled in 2002 by U.S. tax law changes.

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

Capital Expenditures

Capital expenditures were $6.4 million for the third quarter of 2003 and $19.1 million for the first nine months of 2003. This compares with $7.1 million for the third quarter of 2002 and $21.9 million for the first nine months of 2002. Capital expenditures were funded primarily by operating cash flows. For the full year 2003, the Company's capital expenditures are expected to total under $30 million.

The Company received cash on disposal of assets of $2.2 million in the current year nine-month period compared with $4.4 million in the prior year period. The disposals reflect the sale of excess fixed assets made available through its acquisition-related integration activities.

Financing

Senior Credit Facilities

As of September 30, 2003 and December 31, 2002, the Company's senior credit facilities are composed of Tranche A and Tranche C term loans and a revolving credit facility. Tranche A consists of a U.S. Dollar denominated tranche and a Euro denominated tranche, the latter of which is a term note due in 2006. During the nine months ended September 30, 2003, the Company made optional debt prepayments of $121 million, including $36 million during the third quarter after consideration of $4 million of incremental borrowings under the revolving credit facility. In 2002, the Company made $33.8 million of mandatory and $170 million of optional prepayments on the term loans. As a consequence of the optional prepayments begun in 2002, the Company has no scheduled payments due until December 31, 2003, when $0.9 million is due. As of September 30, 2003, the Company has total scheduled principal payments of $78.3 million due in 2004.

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

As part of the senior credit facilities, the Company also has a $300 million revolving credit facility that expires in June 2006. The revolving credit facility also allows the Company to issue up to $200 million in letters of credit. As of September 30, 2003, the Company had $4.0 million outstanding under the revolving credit facility, whereas no amounts were outstanding thereunder at December 31, 2002. The Company had issued $44.7 million in letters of credit under the facility, which reduced borrowing capacity of the facility to $251.3 million at September 30, 2003. This compares with a borrowing capacity of $248.2 million at December 31, 2002.

The Company is required, under certain circumstances as defined in the credit facility, to use a percentage of excess cash generated from operations to reduce the outstanding principal of the term loans in the following year. No additional principal payments became due in 2003 or 2002 under this provision.

Senior Subordinated Notes

At September 30, 2003, the Company had $188.5 million and EUR 65 million (equivalent to $75.8 million) face value of Senior Subordinated Notes outstanding.

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

Debt Covenants and Other Matters

The provisions of the Company's senior credit facilities require it to meet or exceed specified defined financial covenants, including a leverage ratio, an interest coverage ratio, and a fixed charge coverage ratio. Further, the provisions of these and other debt agreements generally limit or restrict indebtedness, liens, sale and leaseback transactions, asset sales, and payment of dividends, capital expenditures, and other activities. As of September 30, 2003, the Company was in compliance with all covenants under its debt facilities, as illustrated below:

  •
  an actual leverage ratio of 3.73 compared with a permitted maximum of 4.0;

  •
  an actual interest coverage ratio of 3.04 compared with a permitted minimum of 2.25; and

  •
  an actual fixed charge ratio of 1.9 compared with a required minimum of 1.1.

While the Company expects to continue to comply with such covenants in the future, there can be no assurance that it will do so. The following is a summary of net debt (debt less cash) to capital at various dates since 2000:

September 30, 2003	53.9%
December 31, 2002	58.0%
September 30, 2002	60.5%
December 31, 2001	71.3%
December 31, 2000	78.1%

The net debt to capital ratio has decreased due to the impact of the common stock offerings, repayments under the senior credit facilities and increases in shareholders' equity resulting from continued earnings and favorable foreign currency translation.

Although the net debt to capital ratio has improved over the past year, the Company has significant levels of indebtedness relative to shareholders' equity. While this ratio is not necessarily indicative of the Company's future ability to raise funds, its level of indebtedness may increase its vulnerability to adverse economic and industry conditions, may require it to dedicate a substantial portion of its cash flow from operating activities to pay indebtedness and could limit its ability to borrow additional funds or raise additional capital.

Contractual Obligations and Commercial Commitments

The following table presents a summary of the Company's contractual obligations at September 30, 2003:

	Payments Due By Period
(Amounts in millions)	Remainder of 2003	2004	2005- 2006	2007- 2008	2009 & Beyond	Total
Long-term debt and capital lease obligations	$4.9	$78.3	$150.9	$347.8	$400.5	$982.4
Operating leases	5.4	15.9	21.6	12.1	14.8	69.8
Unconditional purchase obligations		—	—	—	—	—
Other obligations		—	—	—	—	—

The following table presents a summary of the Company's commercial commitments at September 30, 2003:

	Commitment Expiration By Period
(Amounts in millions)	Remainder of 2003	2004	2005- 2006	2007- 2008	2009 & Beyond	Total
Letters of credit	$55.9	$43.5	$35.7	$4.9	$31.0	$171.0
Surety bonds	59.1	7.7	13.8	1.4	—	82.0
Other commitments		—	—	—	—	—

The Company expects to satisfy these commitments by performing under its contracts.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation", which became effective for the Company upon its issuance. SFAS No. 148 provides three transition options for companies that account for stock-based compensation, such as stock options, under the intrinsic-value method to convert to the fair value method. SFAS No. 148 also revised the prominence and character of the disclosures related to companies' stock-based compensation. The Company is evaluating whether to adopt during the fourth quarter of 2003 a transition option to include all stock-based compensation in income under the provisions of SFAS No. 148. The Company has included the disclosures prescribed by SFAS No. 148 within Note 1 of the consolidated financial statements.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting and reporting for derivative contracts, including hedges. The amendments and clarifications under SFAS No. 149 generally serve to codify the conclusions reached by the Derivatives Implementation Group, to incorporate other FASB projects on financial instruments, and to clarify other implementation issues. SFAS No. 149 became effective prospectively for the Company for derivative contracts entered into or modified after June 30, 2003. The Company does not expect that the implementation of SFAS No. 149 will have a material effect on its consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 generally requires the recognition as liabilities in the balance sheet for obligations under financial instruments possessing both liability and equity characteristics, such as mandatorily redeemable instruments, obligations to repurchase equity shares by transferring assets and obligations to issue a variable number of shares. SFAS No. 150 became effective for the Company beginning July 1, 2003 at which time the Company had no instruments governed by the pronouncement to be incorporated into its liabilities. Thus the implementation of SFAS No. 150 had no material effect on the Company's consolidated financial position or results of operations.

Pronouncement Not Yet Implemented

During January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 provides guidance for companies having ownership of variable interest entities, which includes entities typically referred to as special purpose entities, in determining whether to consolidate such variable interest entities. FIN No. 46 has immediate applicability for variable interest entities created after January 31, 2003 or interests in variable interest entities obtained after that date. For interests in variable interest entities obtained prior to February 1, 2003, FIN No. 46 became effective on July 1, 2003. The Company has completed the evaluation for its significant joint ventures and continues to evaluate the impact of this pronouncement, but does not believe that its adoption will have a significant effect on the Company's consolidated financial position or results of operations.

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
  •
  the recognition of expenses associated with adjustments to realign the combined Company and IFC facilities and other capabilities with its strategic and business conditions, including, without limitation, expenses incurred in integrating and restructuring operations to incorporate IFC facilities;
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

The Company's earnings are impacted by changes in short-term interest rates as a result of borrowings under its credit facility, which bear interest based on floating rates. At September 30, 2003, after the effect of interest rate swaps, the Company had approximately $505 million of variable rate debt obligations outstanding with a weighted average interest rate of 3.86%. A hypothetical change of 100-basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by approximately $1.3 million for the quarter ended September 30, 2003.

The Company is exposed to credit-related losses in the event of non-performance by counterparties to financial instruments including interest rate swaps, but it expects all counterparties to meet their obligations given their creditworthiness. As of September 30, 2003, the Company had $215.0 million of notional amount in outstanding interest rate swaps with third parties with maturities through November 2006 compared to $150.0 million as of the same period in 2002.

The Company employs a foreign currency hedging strategy to minimize potential losses in earnings or cash flows from unfavorable foreign currency exchange rate movements. These strategies also minimize potential gains from favorable exchange rate movements. Foreign currency exposures arise from transactions, including firm commitments and anticipated transactions, denominated in a currency other than an entity's functional currency and from foreign-denominated revenues and profits translated back into U.S. dollars. Based on a sensitivity analysis at September 30, 2003, a 10% adverse change in the foreign currency exchange rates could impact the Company's results of operations by $3.7 million. The primary currencies to which the Company has exposure are the Euro, British pound, Canadian dollar, Mexican peso, Japanese yen, Singapore dollar, Brazilian real, Australian dollar, Argentinean peso and Venezuelan bolivar.

Exposures are hedged primarily with foreign currency forward contracts that generally have maturity dates less than one year. Company policy allows foreign currency coverage only for identifiable foreign currency exposures and, therefore, the Company does not enter into foreign currency contracts for trading purposes where the objective would be to generate profits. As of September 30, 2003, the Company had an U.S. dollar equivalent of $73.0 million in outstanding forward contracts with third parties compared with $58.3 million at September 30, 2002.

Generally, the Company views its investments in foreign subsidiaries from a long-term perspective, and therefore, does not hedge these investments. The Company uses capital structuring techniques to manage its investment in foreign subsidiaries as deemed necessary.

The Company incurred net foreign currency losses of $5.2 million in the third quarter of 2003 compared with losses of $14.1 million in the third quarter of 2002. Foreign currency gains total $24.2 million for the nine months ended September 30, 2003, compared with gains of $8.6 million in 2002. The currency gains in 2003 compared with 2002 reflect strengthening of the Euro and the British Pound versus the U.S. dollar, partially offset by weakening of the Argentinean peso, Brazilian real and Venezuelan bolivar.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

During the quarter ended September 30, 2003, related class action lawsuits were filed in federal court, in the Northern District of Texas, alleging that the Company violated federal securities law during a period beginning on October 23, 2001 and ending September 27, 2002. The complaints have been consolidated and generally seek unspecified compensatory damages and recovery of costs. The complaints also named Mr. C. Scott Greer, Chairman, President and Chief Executive Officer and Ms. Renee J. Hornbaker, Vice President and Chief Financial Officer as individual defendants. The Company strongly believes that the lawsuits are without any merit and plans to vigorously defend the case.

The Company is also involved in ordinary routine litigation incidental to its business, none of which we believe to be material to the Company's financial condition. For further information about such litigation, see Note 14 of the Consolidated Financial Statements provided in Part I of this Form 10-Q, which is incorporated by reference.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 4. Submission of Matters to Vote of Security Holders

None.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits 31.1 and 31.2

  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)
Exhibits 32.1 and 32.2

  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)
Reports on Form 8-K

  None.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWSERVE CORPORATION (Registrant)
/s/ RENÉE J. HORNBAKER Renée J. Hornbaker Vice President and Chief Financial Officer

Date: November 7, 2003

Exhibits Index

Exhibit Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002