Form 10-K/A
period 2002-12-31
FLOWSERVE CORP
filed 2004-04-27
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

Commission file number 1-13179

FLOWSERVE CORPORATION

(Exact name of registrant as specified in its charter)

New York	31-0267900
(State or other jurisdiction of organization)	(I.R.S. Employer Identification No.)

5215 North O’Connor Blvd., Suite 2300, Irving, Texas	75039
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 443-6500

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED

COMMON STOCK, $1.25 PAR VALUE	NEW YORK STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

Indicate by check mark whether the registrant is an accelerated filer.  Yes ☒    No ☐

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 28, 2002 (the last business day of the registrant’s most recently completed second fiscal quarter of 2002) was approximately $1,645,010,809.

The number of shares outstanding of the registrant’s common stock as of April 21, 2004 was 54,248,133 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement, dated March 14, 2003, are incorporated by reference into Part III of this Form 10-K/A.

Except where otherwise indicated and unless the context otherwise requires, the terms “Flowserve,” “Company,” “we,” “us,” “our” and “our Company” refer collectively to Flowserve Corporation and its subsidiaries.

EXPLANATORY NOTE

On February 3, 2004, we announced we would restate our financial results for the nine months ended September 30, 2003 and full years 2002, 2001 and 2000.  The restatement predominantly corrects inventory and related balances and cost of sales.  For additional discussion regarding the restatement adjustments, see “Restatement” in Note 2 of the consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K/A for the year ended December 31, 2002 (the “Form 10-K/A”).

This Form 10-K/A is being filed to amend and restate portions of our Form 10-K for the year ended December 31, 2002 (the “Original Form 10-K”) as a result of the restatement and comments to the Original Form 10-K received from the Division of Corporate Finance of the Securities and Exchange Commission.  Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, this Form 10-K/A contains the complete text of the amended and restated items.

Where the items in the Original Form 10-K that are being amended and restated by this Form 10-K/A contained forward-looking information for periods that are now historical, we have updated that information.  Other than updating those forward-looking statements and legal proceedings, we have not updated the information contained in this Form 10-K/A for events or transactions occurring after March 12, 2002, the filing date of the Original Form 10-K.  Events and transactions have taken place since March 12, 2002 that would have been disclosed in the Original Form 10-K had such events taken place prior to March 12, 2002.  As a result, we recommend that you read this Form 10-K/A in conjunction with our reports under the Securities Exchange Act of 1934 filed after March 12, 2002.

This Form 10-K/A includes restatements of the following financial statements:

•          Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000;

•          Consolidated Statements of Comprehensive Income / (Loss) for the years ended December 31, 2002, 2001 and 2000;

•          Consolidated Balance Sheets as of December 31, 2002 and 2001;

•          Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000; and

•          Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

In addition, this Form 10-K/A amends and restates the following items:

•          Item 1.    Business;

•          Item 3.    Legal Proceedings;

•          Item 6.    Selected Financial Data;

•          Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•          Item 7A. Quantitative and Qualitative Disclosure About Market Risk;

•          Item 8.    Financial Statements and Supplementary Data;

•          Item 9A. Controls and Procedures; and

•          Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Except for such matters, no other information is amended and restated by this Form 10-K/A.  We have not amended our periodic reports for periods affected by the restatement that ended prior to December 31, 2002.  Accordingly, the financial statements, independent auditor’s reports and related financial information for the affected periods contained in such reports should no longer be relied upon.

All amounts referenced in this Form 10-K/A for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

In addition to this Form 10-K/A, we will file amendments to our quarterly reports on Form 10-Q for the quarters ending March 31, June 30 and September 30, 2003.

PART I

ITEM 1.                          BUSINESS

We believe that we are the world’s leading manufacturer and aftermarket service provider of comprehensive flow control systems.  Flowserve was incorporated in the State of New York on May 1, 1912.  We develop and manufacture precision-engineered flow control equipment for critical service applications where high reliability is required.  The flow control system components we produce include pumps, valves and mechanical seals.  Our products and services are used in several industries, including, but not limited to, the petroleum, chemical, power generation, water treatment and general industrial industries.

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

We are not required to carry unusually high amounts of inventory to meet customer delivery requirements nor to assure needed deliveries from suppliers.  In fact, we have been working to reduce our overall inventory levels to improve our operational effectiveness and to reduce our working capital needs.  We typically do not provide rights of product return to customers, nor do we offer extended payment terms under normal circumstances.

Effective July 1, 2002, we realigned our operating segments.  Under the new organization, the Flow Solutions Division includes our seal operations, while our pump service and valve service businesses are included as appropriate in the Flowserve Pump Division and Flow Control Division, respectively.  The segment information reported herein reflects the new organizational structure for all periods presented.

For additional information on our business segments, see Note 17 of the consolidated financial statements provided as part of Item 8 of this Form 10-K/A.

FLOWSERVE PUMP DIVISION

Through FPD, we design, manufacture, distribute and service engineered and industrial pumps and pump systems, replacement parts and related equipment principally to industrial markets.  FPD’s products and services are primarily used by companies that operate in the petroleum, chemical processing, power generating, water treatment and general industrial markets.  Our pump systems and components are manufactured at 23 plants in the U.S. and throughout the world.  We also manufacture a small portion of our pumps through several foreign joint ventures.  We market our pump products, which are primarily sold to end users and engineering and construction companies, through our worldwide sales force, regional service and repair centers, independent distributors and sales representatives.

FPD PRODUCTS

We manufacture more than 100 different pump models ranging from simple fractional horsepower industrial pumps to high horsepower engineered pumps.  Our pumps are manufactured in a wide range of metal alloys and with a variety of configurations, including pumps that utilize mechanical seals (sealed pumps) and pumps that do not utilize mechanical seals (Magnetic-Drive pumps).

FPD SERVICES

We provide engineered aftermarket services through our global network of approximately 32 service and quick response centers in 17 countries.  Our FPD service personnel provide a comprehensive set of equipment maintenance services for flow management control systems, including repair, advanced diagnostics, installation, commissioning, re-rate and retrofit programs, machining and full service solution offerings.  A large portion of our FPD service work is performed on a quick response basis, and we offer 24-hour service in all of our major markets.

The following is a summary list of FPD’s general product types and globally recognized brands:

FPD PRODUCT TYPES

Centrifugal Pumps:

•      Chemical Process ANSI and ISO

•      Petroleum Process API 610

•      Horizontal Between Bearing Single-stage

•      Horizontal Between Bearing Multi-stage

•      Vertical

•      Submersible Motor

•      Specialty

•      Nuclear

Positive Displacement Pumps:

•      Reciprocating

•      Gear

•      Twin Screw

FPD BRAND NAMES

•      ACEC

•      Aldrich

•      Byron Jackson

•      Cameron

•      Durco

•      Duriron

•      Flowserve

•      IDP

•      Pacific

•      Pleuger

•      Scienco

•      Sier-Bath

•      Worthington-Simpson

•      United Centrifugal

•      Western Land Roller

•      Wilson-Snyder

•      Worthington

NEW FPD PRODUCT DEVELOPMENTS

Our investments in new product research and development have consistently led to producing more reliable and higher efficiency pumps.  The majority of our new FPD products and enhancements are driven by our customers’ need to achieve higher production rates at lower costs.  As a result, we continually work with our customers to develop better pump solutions to improve the availability of their pump systems; however, none of the newly developed FPD products required the investment of a material amount of our assets or was otherwise material.

FPD CUSTOMERS

FPD sells its products to more than 500 customers, including leading engineering and construction firms, original equipment manufacturers (“OEM”), distributors and end users.  FPD’s sales mix of original equipment products and aftermarket replacement parts diversifies its business and somewhat mitigates the impact of an economic downturn on its business.

FPD COMPETITION

The pump industry is highly fragmented with more than 50 competitors; however, FPD primarily competes against a relatively limited number of large companies operating on a global scale.  Competition is generally based on price, expertise, delivery times, breadth of product offerings, contractual terms, previous installation history and reputation for quality.

The pump industry has undergone considerable consolidation in recent years, primarily caused by (1) the need to lower costs through reduction of excess capacity in the market and (2) customers’ preference to align with global full service suppliers and simplify their supplier base.  Despite the consolidation activity, the market remains highly competitive.

We believe, based on independent industry sources, that on a global basis we are the third largest industrial pump supplier.

FPD BACKLOG

FPD’s backlog of orders at December 31, 2002 was $495.1 million, compared with $551.4 million at December 31, 2001.  We shipped approximately 90% of the year end FPD backlog by December 31, 2003.

FLOW SOLUTIONS DIVISION

Through FSD, we design, manufacture and distribute mechanical seals, sealing systems and parts, and provide related services principally to industrial markets.  Flow control products require mechanical seals to be replaced throughout the products’ useful lives.  The replacement of mechanical seals is an integral part of aftermarket services.  Our mechanical seals are used on a variety of pumps, mixers, compressors, steam turbines and specialty equipment, primarily in the petroleum, chemical processing, power generation and general industrial end-markets.  We manufacture mechanical seals at five plants in the U.S. and throughout the world.  Through FSD’s global network of over 50 service and quick response centers, we provide service, repair and diagnostic services for maintaining components of flow control systems.

FSD’s mechanical seal products are primarily marketed through our sales force directly to end users and distributors.  A portion of our mechanical seal products is sold directly to OEMs for incorporation into pumps, compressors, mixers or other rotating equipment requiring mechanical seals.

FSD PRODUCTS

FSD designs, manufactures and distributes approximately 180 different models of mechanical seals and sealing systems.  We believe our ability to turn around engineered new seal product orders within 24 hours from the customer’s request, through design, engineering, manufacturing, testing and delivery, provides us with a leading competitive advantage.  Our mechanical seals are critical to the reliable operation of pumps, compressors and mixers for prevention of leakage and emissions of hazardous substances and the reduction of shaft wear caused by non-mechanical seals.  We also manufacture a gas-lubricated mechanical seal that is used in high-speed compressors for gas transmission and in the oil and gas production markets.  We continually update our mechanical seals and sealing systems with new technologies.

The following list summarizes FSD’s general product types and services and globally recognized brands:

FSD SERVICES

We provide aftermarket services through our network of over 50 service centers and quick response centers located throughout the world.  FSD also provides asset management services and condition data point monitoring for rotating equipment.  A large portion of our service work (approximately 75%) is performed on a quick response basis, and we offer 24-hour service in all of our major markets.

FSD PRODUCT TYPES

•      Cartridge

•      Dry-Running

•      Metal Bellow

•      Elastomeric

•      Split

•      Gas Barrier

•      Service and Repair

•      Couplings

•      Monitoring and Diagnostics

FSD BRAND NAMES

•      BW Seals

•      Durametallic

•      Five Star Seal

•      Flowserve

•      Flowstar

•      GASPAC

•      Pacific Wietz

•      Pac-Seal

NEW FSD PRODUCT DEVELOPMENTS

FSD’s investments in new product research and development are focused on longer lasting and more efficient products.  Approximately 30% of our original equipment mechanical seal sales for 2002 were sales of products developed within the past 5 years.  Our latest mechanical seal and seal system innovations include: (1) a sterilizable mixer seal; (2) a high pressure compressor barrier seal; (3) a new web-based asset management tool; (4) an equipment data point monitoring package; (5) as well as numerous product upgrades and improvements.  FSD also markets “Flowstar.Net,” an interactive tool FSD uses to actively monitor and manage information relative to equipment performance, which enhances our customers’ ability to make informed decisions and respond quickly to plant production problems, extend the life of their production equipment and, therefore, lower maintenance expenses.  None of these newly developed FSD products required the investment of a material amount of our assets or was otherwise material.

FSD CUSTOMERS

FSD’s mechanical seal products are sold directly to end users and to OEMs for incorporation into pumps, compressors, mixers or other rotating equipment requiring mechanical seals.  FSD’s mechanical seal sales are diversified among several industries, including petroleum, chemical, power generation, water treatment and general industries.

We have established alliances with over 200 customers.  Our customer alliances typically involve a closer working relationship than other customer transactions.  Under these alliances, our customers typically agree to place a high percentage of or all of their applicable business with us.  In return, we typically commit to a higher level of service, technical support and prompt product availability than would normally be offered.  These alliances provide significant benefits to us, as well as to our customers, by creating a more efficient supply chain through the improvement of equipment reliability, reduction of procurement and inventory costs and increased communication with our customers.  Our alliances help us provide products and services to our customers in a timely and cost-effective manner and they are an effective platform for the quick introduction of new products and services, such as condition data point monitoring, to the marketplace.

FSD COMPETITION

FSD competes against a number of manufacturers in the sale of mechanical seals.  Our largest global mechanical seal competitor is John Crane, a unit of Smiths Group Plc.  We believe, based on independent industry sources, that on a global basis we are the second largest industrial mechanical seals supplier.

FSD BACKLOG

FSD’s backlog of orders at December 31, 2002 was $34.4 million, compared with $38.2 million at December 31, 2001.  FSD shipped all of its December 31, 2002 backlog during 2003.

FLOW CONTROL DIVISION

Through FCD, we design, manufacture and distribute manual valves, control valves, nuclear valves, actuators and related equipment and provide a variety of flow control-related services.  FCD’s valve products are an integral part of a flow control system and they are used to control the flow of liquids and gases.  Substantially all of FCD’s valves are specialized and engineered to perform specific functions within a flow control system.

FCD’s products are primarily used by companies that operate in the petroleum, chemical, power generation and general industries.  FCD manufactures valves and actuators through 24 major manufacturing plants worldwide.  We also  manufacture a small portion of our valves through foreign joint ventures.  Manual valve products and valve actuators are distributed through our sales force personnel and a network of distributors.  Control valves are marketed through sales engineers and service and repair centers or on a commission basis through sales representatives in our principal markets.

In May 2002, we acquired Invensys plc’s flow control division (“IFC”), which is described more fully in the Note 4 of the consolidated financial statements included in this report.  The IFC acquisition provided us with an expanded offering of valve types and technologies to better serve our customers’ flow control needs and broadened our footprint to meet the needs of our increasingly more-global customer base.

FCD PRODUCTS

Our valve, actuator and automated valve accessory offerings represent one of the most comprehensive product portfolios in the flow control industry.  Our valves are used in a wide variety of applications from general service to highly corrosive environments, as well as in environments experiencing extreme temperatures and/or pressures and applications requiring zero leakage.  FCD sells valves to the chemical, power, petroleum and other industries.  In addition to traditional valves, FCD also produces valves that incorporate “Smart” valve technologies, which integrate high technology sensors, microprocessor controls and digital positioners into a high performance control valve, permitting real time system analysis, system warnings and remote services.  We believe we were the first company to introduce “Smart” valve technologies in response to demands for increased plant automation, more efficient process control and digital communications.  FCD offers a growing line of digital products, and it will continue to incorporate digital technologies into its existing products to upgrade performance.

FCD SERVICES

We provide FCD aftermarket services through our network of approximately 50 service and quick response centers located throughout the world.  Our service personnel provide a comprehensive set of equipment maintenance services for flow control systems, including repair, advanced diagnostics repair, installation, commissioning, retrofit programs and full machining capabilities.  A large portion of our service work is performed on a quick response basis, and we offer 24-hour service in all of our major markets.  Services also include leak sealing, line stopping and hot tapping.  Offering these types of services provides us access to our customers’ installed base of flow control products.

The following is a summary list of FCD’s general product types and globally recognized brands:

FCD PRODUCT TYPES

•      Actuator and Accessories

•      Control Valves

•      Ball Valves

•      Lubricated Plug Valves

•      Pneumatic, Electro Pneumatic and Digital Valves

•      Digital Communications

•      Manual Quarter-Turn Valves

•      Valve Automation Systems

•      Valve/Actuator Software

•      Nuclear Valves

•      Quarter-Turn Actuators

•      Valve Repair Services

•      Leak Sealing

•      Hot Tapping

FCD BRAND NAMES

•      Accord

•      Anchor/Darling

•      Argus

•      Atomac

•      Automax

•      Battig

•      Durco

•      Edward

•      Kammer

•      Limitorque

•      McCANNA/MARPAC

•      NAF

•      NAVAL

•      Noble Alloy

•      Norbro

•      Nordstrom Audco

•      PMV

•      P+W

•      Serck Audco

•      Sereg

•      Schmidt Armaturen

•      Valtek

•      Vogt

•      Worcester Controls

NEW FCD PRODUCT DEVELOPMENTS

Our investments in new FCD product research and development focus on technological leadership and differentiating our product offering.  When appropriate, we invest in the redesign of existing products in an effort to improve their performance and continually meet customer needs.  None of the newly developed FCD products required the investment of a material amount of our assets or was otherwise material.

FCD CUSTOMERS

FCD’s customer mix is diversified within several industries including chemical, petroleum, power and other industries.  We sell a mix of original equipment and aftermarket parts to our FCD customers.

FCD COMPETITION

Like the pump market, the valve market is highly fragmented and has undergone a significant amount of consolidation in recent years.  Within the valve industry, we believe that the top ten manufacturers, on a global basis, maintain less than 30% of the market.  We believe, based on independent industry sources, that on a global basis we are the second largest industrial valve supplier.

FCD BACKLOG

FCD’s backlog of orders at December 31, 2002 was $210.8 million, compared with $77.9 million at December 31, 2001.  This increase reflects the IFC acquisition.  FCD shipped approximately 85% of its December 31, 2002 backlog by December 31, 2003.

GENERAL BUSINESS

COMPETITION

The markets for our products are highly competitive.  Competition occurs on the basis of price, technical expertise, delivery, contractual terms, previous installation history and reputation for quality.  Delivery speed and the proximity of service centers are important with respect to aftermarket products and services.  Customers have traditionally been more likely to rely on us rather than our competitors for aftermarket products relating to our highly engineered and customized products.  However, aftermarket competition for standard products is increasing everywhere.  Price competition tends to be more significant for OEMs than aftermarket services and has been generally increasing.  In the aftermarket portion of our service business, we compete against both large and well-established national or global competitors and, in some markets, against smaller regional and local companies, as well as the in-house maintenance departments of our customers.  In the sale of aftermarket products and services, we benefit from the large installed base of pumps and valves which require maintenance, repair and replacement parts.

In the petroleum industry, the competitors for aftermarket services tend to be the customers utilizing their own in-house capabilities.  In other industries, except the nuclear power industry, the competitors for aftermarket services tend to be low cost replicators of spare parts and local independent repair shops for our products.  We have certain competitive advantages in the nuclear power industry due to our “N Stamp,” a prerequisite to serve customers in that industry, and due to our considerable base of proprietary knowledge.

Generally, our customers are attempting to reduce the number of vendors from which they purchase, thereby reducing the size and diversity of their inventory.  Although vendor reduction programs could adversely affect our business, we have been successful in entering into alliance arrangements with a number of customers globally to leverage our competitive advantage.

NEW PRODUCT DEVELOPMENT

We conduct research and development at our own facilities in various locations.  Our product development efforts focus on developing new products and on improving versions of existing products.  In 2002, 2001 and 2000, we spent approximately $24.4 million, $23.4 million and $24.8 million, respectively, on Company-sponsored research and development initiatives, primarily developing new products and extending our existing product lines.

Our research and development efforts consist of engineers involved in new product development and improvement of existing products.  Additionally, we sponsor consortium programs for research with various universities and conduct limited development work jointly with certain of our vendors, licensees and customers.  We believe current expenditures are adequate to sustain our ongoing research and development activities.

CUSTOMERS

We sell to a wide variety of customers in the petroleum, chemical, power generation, water treatment and general industries.  No individual customer accounted for more than 10% of our 2002 consolidated revenues.

SELLING AND DISTRIBUTION

Our primary method of distribution is via direct sales by employees assigned to specific regions, industries or products.  In addition, we use distributors and sales agents to supplement our direct sales force in countries where business practices or customs make it appropriate, or wherever it is uneconomical to have a direct sales staff.  We generate a majority of our sales leads through existing relationships with vendors, customers and prospects or through referrals.

RISKS OF INTERNATIONAL BUSINESS

Sales to foreign destinations, including U.S. export sales, comprised 56% of our sales in 2002, and included business activity in the Middle East.  Our activities thus are subject to the customary risks of operating in an international environment, such as military conflicts, unstable political situations, local laws, the potential imposition of trade restrictions or tariff increases and the relationship of the U.S. dollar to other currencies.  The impact of these conditions is mitigated somewhat by the strength and diversity of our product lines and geographic coverage.  To minimize the impact of foreign exchange rate movements on our operating results, we regularly enter into forward exchange contracts to hedge specific foreign currency denominated transactions, as more fully described in Note 9 of our consolidated financial statements.

For detailed information on revenues to different geographic areas and long-lived assets based on the facilities’ location, see Note 17 of our consolidated financial statements.

INTELLECTUAL PROPERTY; TRADEMARKS AND PATENTS

We own a number of trademarks and patents relating to the name and design of our products.  We consider our trademarks and patents to be an important aspect of our business.  In addition, our pool of proprietary information, consisting of know-how and trade secrets relating to the design, manufacture and operation of our products and their use, is considered particularly important and valuable.  Accordingly, we attempt to proactively protect such proprietary information.  In general, we own the rights to the products which we manufacture and sell and do not depend, in any material way, on any license or franchise to operate.  Our trademarks extend indefinitely, while our existing patents will expire 20 years from the dates they were filed, which were at various times in the past.  We do not believe that the expiration of any one patent or related patents will adversely or materially impact us.

RAW MATERIALS

The principal raw materials we use in manufacturing our products are readily available and include bar stock and structural steel, castings, fasteners, gaskets, motors, silicon and carbon faces and fluoropolymer components.  While substantially all raw materials are purchased from outside sources, we have been able to obtain an adequate supply of raw materials, and do not anticipate any shortages of such materials.  We intend to expand worldwide sourcing to capitalize on low cost sources of purchased goods.

We are a vertically-integrated manufacturer of certain pump and valve products.  Certain corrosion-resistant castings for our pumps and quarter-turn valves are manufactured at our foundries.  Other metal castings are also manufactured at our foundries or they are purchased from outside sources.

We also produce most of our highly engineered corrosion resistant plastic parts for certain pump and valve product lines.  These include rotomolding as well as injection and compression molding of a variety of fluoropolymer and other plastic materials.  We do not anticipate difficulty in obtaining such raw materials in the future.

Suppliers of raw materials for nuclear markets must be qualified by the American Society of Mechanical Engineers and, accordingly, are limited in number.  However, to date we have experienced no significant difficulty in obtaining such materials.

EMPLOYEES AND LABOR RELATIONS

We employ approximately 14,000 persons of whom approximately one-half work in the U.S.  Our hourly employees at our pump manufacturing plants located in Vernon, California and Phillipsburg, New Jersey, plus those at our valve manufacturing plants in Williamsport, Pennsylvania and Lynchburg, Virginia and at our foundry in Dayton, Ohio, are represented by unions.  Additionally, some employees at select facilities in the following countries are unionized or have employee work councils: Argentina, Austria, Belgium, Brazil, Canada, France, Germany, Italy, Mexico, the Netherlands, Spain and the United Kingdom.  We believe employee relations throughout our operations are generally satisfactory, including those represented by unions.

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

EXPORTS

Licenses are required from U.S. government agencies to export certain of our products.  In particular, products with nuclear applications are restricted as are certain of our other pump, valve, and mechanical seal products.

Our export sales from the U.S. to foreign unaffiliated customers were $192.4 million in 2002, $167.3 million in 2001 and $148.1 million in 2000.

AVAILABILITY OF FORMS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION

Our shareholders may obtain, without charge, copies of the following documents as filed with the SEC:

•        annual reports on Form 10-K,

•        quarterly reports on Form 10-Q,

•        current reports on Form 8-K,

•        changes in beneficial ownership for insiders,

•        proxy statements, and

•        any amendments thereto,

as soon as reasonably practical after such material is filed with or furnished to the Securities and Exchange Commission.  Copies may be obtained by accessing our website at www.flowserve.com or by providing a written request for such copies or additional information regarding our operating or financial performance to Michael E. Conley, Director, Investor Relations, Flowserve Corporation, 5215 N. O’Connor Blvd., Suite 2300, Irving, Texas 75039.

We have adopted self-governance guidelines for our Board of Directors.  We also have charters for the following committees of the Board: Audit/Finance Committee, Compensation Committee and the Corporate Governance & Nominating Committee.  Copies of the Self-Governance Guidelines, as well as the charter for each of the foregoing Board committees, may be obtained as shown above.

ITEM 3.             LEGAL PROCEEDINGS

As of December 31, 2002, we were involved as a “potentially responsible party” (PRP) at two former public waste disposal sites that may be subject to remediation under pending government procedures. The sites are in various stages of evaluation by federal and state environmental authorities. The projected cost of remediating these sites, as well as our alleged “fair share” allocation, is uncertain and speculative until all studies have been completed and the parties have either negotiated an amicable resolution or the matter has been judicially resolved. At each site, there are many other parties who have similarly been identified, and the identification and location of additional parties is continuing under applicable federal or state law. Many of the other parties identified are financially strong and solvent companies that appear able to pay their share of the remediation costs. Based on our preliminary information about the waste disposal practices at these sites and the environmental regulatory process in general, we believe that it is likely that ultimate remediation liability costs for each site will be apportioned among all liable parties, including site owners and waste transporters, according to the volumes and/or toxicity of the wastes shown to have been disposed of at the sites.

We are a defendant in numerous pending lawsuits (which include, in many cases, multiple claimants) that seek to recover damages for alleged personal injury allegedly resulting from exposure to asbestos-containing products formerly manufactured and/or distributed by us. All such products were used within self-contained process equipment, and we do not believe that there was any emission of ambient asbestos-containing fiber during the use of this equipment.

We are also a defendant in several other product liability lawsuits that are insured, subject to the applicable deductibles, and certain other noninsured lawsuits received in the ordinary course of business. We believe that we have adequately accrued estimated losses for such lawsuits. No insurance recovery has been projected for any of the insured claims, because we currently believe that all will be resolved within applicable deductibles. We are also a party to other noninsured litigation that is incidental to its business, and, in our opinion, will be resolved without a material adverse impact on our financial statements.

In June 2002, we were sued by Ruhrpumpen, Inc. who alleged antitrust violations, conspiracy, fraud and breach of contract claims arising out of our December 2000 sale to Ruhrpumpen of a plant in Tulsa, Oklahoma and a license for eight defined pump lines.  The sale agreement had a purchase price of approximately $5.4 million plus other material terms, including Ruhrpumpen’s assumption of certain liabilities.  Ruhrpumpen subsequently amended its complaint to add Mr. Ronald F. Shuff, our Vice President, Secretary and General Counsel, and two other employees as individual defendants. The sale to Ruhrpumpen was the result of a divestiture agreement we reached with the U.S. Department of Justice (“DOJ”) in July 2000 in connection with our acquisition of IDP.  Our agreement with the DOJ gives it the authority to make inquiries about and otherwise monitor our divestiture.  On or about May 13, 2003, we received a letter from the DOJ making inquiry into some of the issues raised by Ruhrpumpen in its lawsuit and seeking information about the divestiture and Ruhrpumpen’s lawsuit.  The DOJ continues to monitor the lawsuit and the divestiture.  During March 2004, the case was tried in the U.S. District Court for the Northern District of Texas.  At trial, Ruhrpumpen sought the recovery of over $100 million in actual and exemplary damages. We vigorously contested Ruhrpumpen’s allegations and purported damages.  At the close of the trial, Ruhrpumpen voluntarily dismissed its claims against Mr. Shuff and the other two employees.  We are currently awaiting a ruling from the court as to the remaining claims against the Company.

During the quarter ended September 30, 2003, related lawsuits were filed in federal court, in the Northern District of Texas, alleging that we violated federal securities laws during a period beginning on October 23, 2001 and ending September 27, 2002.  The cases were consolidated and a lead plaintiff was appointed by the court. A consolidated amended complaint was filed on February 5, 2004.  The consolidated amended complaint, like the earlier individual complaints, also names as individual defendants Mr. C. Scott Greer, Chairman, President and Chief Executive Officer, and Ms. Renée J. Hornbaker, Vice President and Chief Financial Officer, and seeks unspecified compensatory damages and recovery of costs.  On March 11, 2004, the court granted the lead plaintiff leave to file a further amended complaint within 15 days of our filing of the finalized restatement of our financial results.  We strongly believe that the lawsuit is without merit and plan to vigorously defend the case.

On February 4, 2004, we received an informal inquiry from the SEC requesting the voluntary production of documents and information related to our February 3, 2004 announcement that we would restate our financial results for the nine months ended September 30, 2003 and the full years 2002, 2001 and 2000.  In a separate informal inquiry, the SEC requested, and we voluntarily supplied, documents and other information relating to whether our Form 8-K, filed November 21, 2002, adequately fulfilled obligations that may have arisen under Regulation FD.  We intend to continue to cooperate with the SEC in these inquiries.

Although none of the aforementioned potential liabilities can be quantified with absolute certainty, we have established reserves covering these possible exposures, which we believe are reasonable based on past experience and available facts.  While additional exposures beyond these reserves could exist, none gives rise to any additional liability that can now be reasonably estimated, and we believe any such costs will not have a material adverse impact on our financial position or results of operations.  We will continue to evaluate these potential contingent loss exposures and, if necessary, recognize expense as soon as such losses become probable and can be reasonably estimated.

PART II

ITEM 6.                          SELECTED FINANCIAL DATA

The five-year financial summary set forth in this Item 6 has been restated to reflect the items discussed further in Note 2 to the consolidated financial statements.

	Year ending December 31,
(Amounts in thousands, except per share data and ratios)	2002(a) (Restated)	2001(b) (Restated)	2000(c) (Restated)	1999(d)	1998(e)
RESULTS OF OPERATIONS
Sales	$2,251,148	$1,917,332	$1,538,293	$1,061,272	$1,083,086
Gross profit	677,670	603,542	504,713	363,344	415,333
Selling, general and administrative expense	477,433	411,338	361,619	301,529	291,928
Integration expense	16,179	63,043	35,211	14,207	38,326
Restructuring expense	4,347	(1,208)	19,364	15,860	—
Operating income	179,711	130,369	88,519	31,748	85,079
Interest expense	95,480	119,636	72,749	15,504	13,175
Earnings before income taxes	83,652	13,923	19,764	18,245	73,157
Provision for income taxes	30,784	6,560	6,875	6,068	25,502
Earnings before extraordinary items and cumulative effect of change in accounting principle	52,868	7,363	12,889	12,177	47,655
Cumulative effect of change in accounting principle	—	—	—	—	(1,220)
Extraordinary items, net of income taxes	(7,371)	(17,851)	(2,067)	—	—
Net earnings (loss)	45,497	(10,488)	10,822	12,177	48,875
Average shares outstanding	52,193	39,330	37,842	37,856	39,898
Net earnings (loss) per share (diluted)	$0.87	$(0.27)	$0.29	$0.32	$1.23
Cash flows from operations	248,852	(47,749)	18,431	84,115	54,104
Dividends paid per share	—	—	—	0.56	0.56
Bookings	2,184,074	1,975,536	1,521,561	1,039,262	1,082,484
Ending backlog	733,662	662,803	659,250	270,647	291,082

PERFORMANCE RATIOS (as a percent of sales)
Gross profit margin	30.1%	31.5%	32.8%	34.2%	38.3%
Selling, general and administrative expense	21.2%	21.5%	23.5%	28.4%	26.9%
Operating income	8.0%	6.8%	5.8%	3.0%	7.9%
Net earnings (loss)	2.0%	(0.5% )	0.7%	1.1%	4.5%

FINANCIAL CONDITION
Working capital	$503,187	$478,817	$469,760	$258,128	$268,164
Net property, plant and equipment	463,698	361,688	405,412	209,976	209,032
Intangibles and other assets	1,138,865	783,337	801,128	174,387	173,875
Total assets	2,617,062	2,043,928	2,109,119	838,151	870,197
Capital expenditures	30,875	35,225	27,819	40,535	38,249
Depreciation and amortization	65,313	73,855	57,037	39,599	39,299
Total debt	1,094,358	1,040,745	1,129,206	201,135	200,685
Retirement benefits and other liabilities	328,719	227,996	260,141	136,207	120,015
Shareholders’ equity	721,283	399,624	305,051	308,274	344,764

FINANCIAL RATIOS
Return on average shareholders’ equity	17.5%	(17.8)%	19.2%	3.6%	13.1%
Return on average net assets	5.3%	5.1%	5.2%	4.9%	13.5%
Net debt to capital ratio	59.2%	71.8%	78.1%	35.7%	34.2%
Current ratio	2.0	2.1	2.1	2.3	2.2
Interest coverage ratio	2.4	1.6	1.9	4.3	9.5

(a)   Financial results in 2002 include IFC results from the date of acquisition.  Financial results in 2002 include integration expense of $16,179, restructuring expense of $4,347, an extraordinary item of $7,371 net of tax, and a $5,240 purchase accounting adjustment associated with the required write-up and subsequent sale of acquired inventory, resulting in a reduction in after tax net earnings of $24,273.

(b)   Financial results in 2001 include integration expense of $63,043, a reduction of Flowserve restructuring expense of $1,208 and an extraordinary item of $17,851 net of tax, resulting in a reduction in after tax net earnings of $57,307.

(c)   Financial results in 2000 include Invatec and IDP from the date of the respective acquisitions.  Financial results in 2000 include integration expense of $35,211, restructuring expense of $19,364 and an extraordinary item of $2,067 net of tax, resulting in a reduction in after tax net earnings of $37,752.

(d)   Financial results in 1999 include integration expense of $14,207 relating to our Flowserver program, restructuring expense of $15,860, other nonrecurring items for inventory and fixed asset impairment of $5,067 (included in costs of sales), and executive separation contracts and certain costs related to fourth-quarter 1999 facility closures of $5,799 (included in selling and administrative expense), resulting in a reduction in net earnings of $27,322.

(e)   Financial results in 1998 include integration expense of $38,326, an obligation under an executive employment agreement of $3,803 (included in selling and administrative expense) and, except for operating income, the benefit of the cumulative effect of an accounting change of $1,220, resulting in a reduction in net earnings of $26,062.

ITEM 7.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 7 has been revised to reflect the restatement of our Consolidated Financial Statements for the years ended December 31, 2002, 2001 and 2000 and certain events occurring subsequent to the Original Form 10-K filing, as well as to incorporate certain conforming changes.  In addition, disclosures with respect to recently issued accounting standards have been updated.

Restatement

On February 3, 2004, we announced our intention to restate our financial results for the nine months ended September 30, 2003 and the full years and related unaudited quarterly data for 2002, 2001 and 2000 as a result of identifying certain adjustments required to properly state these periods. The accompanying restated consolidated financial statements reflect adjustments made to previously reported financial statements for each of the years ended December 31, 2002, 2001 and 2000. The restatement, primarily affecting our pump and valve segments, principally relates to correcting: inventory amounts and related cost of sales; various non-inventory account balances; the computation of the 2002 and 2001 earnings tax provisions; and the classification of various balance sheet accounts.  The restatement reduced reported earnings before income taxes by $8.5 million, $11.7 million and $3.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Inventory And Cost Of Sales Adjustments

The inventory and cost of sales adjustments primarily resulted from reconciliation issues at two of our reporting locations due to difficulties associated with converting to new computer systems. The difficulties in executing the conversions and related reconciliation issues resulted in inventory amounts not being properly charged to cost of sales in the appropriate periods. These adjustments reduced reported earnings before income taxes by an aggregate $7.0 million, $10.3 million and $1.2 million for 2002, 2001 and 2000, respectively.  Additionally, we restated for adjustments to cost of sales resulting from inventory and related account reconciliations at a limited number of other locations which reduced reported earnings before income taxes by $0.6 million, $0.5 million and $1.0 million for the years ended December 31, 2002, 2001 and 2000.

Other Adjustments

The restatement reduces reported earnings before income taxes by $0.9 million, $0.9 million and $1.2 million for 2002, 2001 and 2000, for adjustments identified during the reconciliation of cash, intercompany transactions, investments in affiliates, equipment and accrued liabilities balances as well as foreign exchange transactions.

Tax Adjustments

The restatement includes the tax effects of the aforementioned adjustments plus adjustments to reduce net earnings by $1.2 million and $1.4 million to correct for certain elements of the computation of the tax provision for 2002 and 2001, respectively.

Balance Sheet Adjustments

We have restated amounts within the balance sheet accounts to appropriately classify tax assets and liabilities, including the establishment of deferred taxes related to the cumulative translation adjustment account.

We also intend to restate our quarterly operating results for each of the first three quarters of 2003 to increase reported earnings before income taxes by $2.1 million to adjust for the aforementioned entries not being recognized in the appropriate periods, including adjustments for certain inappropriate accounting entries made without proper substantiation.

The following tables show the effect of the restatement on our previously issued financial statements:

Increase (decrease) in net earnings (Amounts in millions, except per share data)	Year ended December 31,
	2002	2001	2000
Net earnings (loss) - as previously reported	$53.0	$(1.5)	$13.2

Adjustments (pretax):
Inventory and cost of sales adjustments	(7.6)	(10.8)	(2.2)
Other adjustments	(0.9)	(0.9)	(1.2)
Total adjustments (pretax)	(8.5)	(11.7)	(3.4)

Tax adjustments	1.0	2.7	1.0

Net earnings (loss) - as restated	$45.5	$(10.5)	$10.8

Net earnings (loss) per share - basic - as previously reported	$1.02	$(0.04)	$0.35
Per share effect of restatement adjustments	(0.14)	(0.23)	(0.06)

Net earnings (loss) per share - basic - as restated	$0.88	$(0.27)	$0.29

Net earnings (loss) per share - diluted - as previously reported	$1.02	$(0.04)	$0.35
Per share effect of restatement adjustments	(0.15)	(0.23)	(0.06)

Net earnings (loss) per share - diluted - as restated	$0.87	$(0.27)	$0.29

OVERVIEW

The following discussion and analysis are provided to increase the understanding of, and should be read in conjunction with, the accompanying consolidated financial statements and notes.

We produce engineered and industrial pumps, industrial valves, control valves, nuclear valves, valve actuators and precision mechanical seals, and provides a range of related flow management services worldwide, primarily for the process industries.  Equipment manufactured and serviced by us is predominately used in industries that deal with difficult-to-handle and corrosive fluids as well as environments with extreme temperatures, pressure, horsepower and speed.  Our businesses are affected by economic conditions in the U.S. and other countries where our products are sold and serviced, by the cyclical nature of the petroleum, chemical, power, water and other industries served, by the relationship of the U.S. dollar to other currencies, and by the demand for and pricing of our customers’ products.  We believe the impact of these conditions is somewhat mitigated by the strength and diversity of our product lines, geographic coverage and significant installed base, which provides potential for an annuity stream of revenue from parts and services.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis is based on our consolidated financial statements and related footnotes contained within this report.  Our more critical accounting policies used in the preparation of the consolidated financial statements are discussed below.

Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our consolidated financial statements provide a meaningful and fair perspective.  This is not to suggest that other general risk factors, such as changes in worldwide growth objectives, changes in material costs, performance of acquired businesses and others, could not adversely impact our consolidated financial position, results of operations and cash flows in future periods.

The process of preparing financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of estimates and assumptions to determine reported amounts of certain assets, liabilities, revenues and expenses.  These estimates and assumptions are based upon the best information available at the time of the estimates or assumptions.  The estimates and assumptions could change materially as conditions within and beyond our control change.  Accordingly, actual results could differ materially from those estimates.  Our most significant estimates include the allowance for doubtful accounts, reserves for excess and obsolete inventories, deferred tax asset valuation allowances, restructuring accruals, legal and environmental accruals, warranty accruals, insurance accruals, pension and postretirement benefit obligations, valuation of goodwill and other long-lived assets, and the expense associated with stock-based compensation.  The significant estimates are reviewed quarterly with our Audit/Finance Committee.

Revenue Recognition

Revenues are recognized based on the shipping terms agreed to with the customer and fulfillment of all but inconsequential or perfunctory actions required, which is the point of title transfer, unless the customer order requires formal acceptance under which circumstances revenue is not recognized until formal acceptance has been received.  Revenue on service contracts is recognized after the services have been rendered and accepted by the customer.  In addition, our policy requires, prior to shipment, the persuasive evidence of an arrangement, a fixed or determinable sales price and reasonable assurance of collectibility.  Revenue for longer-term contracts defined as contracts longer than nine-months in duration, with contract values over $750,000 and progress billings from the customer are recorded on the percentage of completion method calculated on a cost-to-cost basis.  Percentage of completion represents approximately 5-10% of consolidated revenues.  Revenues generated under fixed fee service and repair contracts, which represent approximately 1% of consolidated revenues, are recognized ratably over the term of the contract, which ranges from 2-5 years.

Allowance For Doubtful Accounts And Credit Risk

Accounts receivable are stated net of the allowance for doubtful accounts.

The allowance for doubtful accounts is established based on estimates of the amount of uncollectible accounts receivable. The amount of the allowance is determined based upon the aging of the receivable, customer credit history, industry and market segment information, economic trends and conditions, credit reports and customer financial condition.  Customer credit issues, customer bankruptcies or general economic conditions can affect the estimates.

Credit risk may be mitigated by the large number of customers in our customer base across many different geographic regions and an analysis of the creditworthiness of such customers.  Additionally, we maintain a credit insurance policy for our European subsidiaries.  Under this policy, we generally receive funds from the third party insurer, net of deductible, in instances where customers covered by the policy are unable to pay.

Inventories

Inventories are stated at the lower-of-cost or market.  Cost is determined for U.S. inventories by the last-in, first-out (LIFO) method and for other inventories by the first-in, first-out (FIFO) method.  Reserves for excess and obsolete inventories are based on an assessment of slow-moving and obsolete inventories, determined by historical usage and estimated future demand.  These estimates are generally not subject to significant volatility, except for product rationalizations generally associated with acquisition integration programs, due to the relatively long life cycle of our products.

Deferred Tax Asset Valuation

We account for income taxes under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are calculated using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.  Valuation allowances reflect the likelihood of the recoverability of any such assets.  We record valuation allowances to reflect the estimated amount of deferred tax assets that may not be realized based upon an analysis of existing net operating losses and tax credits by jurisdiction and expectations of our ability to utilize these tax attributes through a review of past, current and estimated future taxable income and establishment of tax strategies.  These estimates could be impacted by changes in future taxable income and the results of tax strategies.

Restructuring Reserves

Restructuring reserves are generally established in conjunction with an acquisition.  Such reserves reflect many estimates including costs pertaining to employee separation, settlements of contractual obligations and other matters associated with exiting a facility.  Restructuring costs related to facilities and employees of an acquired business generally become a component of goodwill, whereas non-acquisition related restructuring costs are recorded as restructuring expense in the statement of operations.  Reserve requirements for each restructuring plan are assessed quarterly and susceptible to adjustment due to revisions of cost estimates and other changes in planned restructuring activities.

Legal And Environmental Accruals

The costs relating to legal and environmental liabilities are estimated and recorded when it is probable that a loss has been incurred and such loss is estimable.  We have a formal process for assessing the facts and circumstances and recording such contingencies on a case-by-case basis.  Assessments of legal and environmental costs are based on information obtained from our independent and in-house experts and our loss experience in similar situations.  The estimates may vary in the future due to new developments regarding the facts and circumstances of each matter.

Warranty Accruals

Warranty obligations are based upon product failure rates, materials usage and service delivery costs.  We estimate our warranty provisions based upon an analysis of all identified or expected claims and an estimate of the cost to resolve those claims.  The estimates of expected claims are generally a factor of historical claims.  Changes in claim rates, differences between actual and expected warranty costs and our facility rationalization activities could impact warranty obligation estimates.

Insurance Accruals

Insurance accruals are recorded based upon an analysis of our claim loss history, insurance deductibles, policy limits and an estimate of incurred but not reported claims.  The estimates are based upon information received from our insurance company adjusters.  Changes in claims and differences between actual and expected claim losses could impact accruals in the future.

Pension And Postretirement Benefits Obligations

Determination of the value of the pension and postretirement benefits liabilities is based on actuarial valuations.  Inherent in these valuations are key assumptions including discount rates, market value of plan assets, expected return on plan assets, life expectancy and assumed rate of increase in wages or in health care costs.  Current market conditions, including changes in rates of returns, interest rates and medical inflation rates are considered in selecting these assumptions.  Changes in the related pension and postretirement benefit costs may occur in the future due to changes in the assumptions used and changes resulting from fluctuations in the number of plan participants.

Valuation Of Goodwill, Indefinite-Lived Intangible Assets And Other Long-Lived Assets

We test the value of our goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter and whenever events or circumstances indicate such assets may be impaired.  The test involves significant judgment in estimating projections of fair value generated through future performance of each of our reporting units which correlate to our operating segments.  The net realizable value of other long-lived assets, including property, plant and equipment, is reviewed periodically, when indicators of potential impairments are present, based upon an assessment of the estimated future cash flows related to those assets.

Due to uncertain market conditions and potential changes in strategy and product portfolio, it is possible that forecasts used to support asset carrying values may change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.

Stock-Based Compensation

We account for our stock option compensation for employees and directors using the intrinsic-value method.  All options we grant have an exercise price equal to or in excess of the market price of the underlying stock on the date of grant, therefore, no compensation expense is recognized under the intrinsic-value method of accounting.  Awards of restricted stock are valued at the market price of our common stock on the date of grant and recorded as unearned compensation within shareholder’s equity.  The unearned compensation is amortized to compensation expense over the vesting period of the restricted stock.

See the Accounting Developments section of this Management’s Discussion and Analysis for additional information surrounding SFAS No. 148.

RESULTS OF OPERATIONS

In general, 2002 consolidated results and the Flow Control Division results were higher than the corresponding period in 2001 due to our acquisition of Invensys’ flow control division  (“IFC”) on May 2, 2002.  The results for IFC subsequent to the date of acquisition are included in the results for our Flow Control Division.  The IFC acquisition is discussed in further detail in the Liquidity and Capital Resources section of this Management’s Discussion and Analysis.  Pro forma results for 2002 and 2001 referenced throughout this Management’s Discussion and Analysis assume that the acquisition of IFC occurred on January 1, 2001 and include estimated purchase accounting and financing impacts.

In general, 2001 consolidated results and the Flowserve Pump Division results were higher than the corresponding period in 2000 due to our acquisition of Ingersoll-Dresser Pump Company (“IDP”) in August 2000.  Pro forma results in 2000 assume the acquisition of IDP took place on January 1, 2000.

All pro forma information is provided solely to enhance understanding of the operating results, not to purport what our results of operations would have been had such transactions or events occurred on the dates specified or to project the our results of operations for any future period.

Sales, Bookings and Backlog

(In millions of dollars)

Sales

We derive our revenues from pumps, valves and seals.  Our business is organized around these three distinct types of products into our three business segments: Flowserve Pump Division or FPD (pumps), Flow Control Division or FCD (valves) and Flow Solutions Division or FSD (seals).  Within each of the business segments there are sales of various product types: complete units, parts, repairs and other services.  Parts or complete units may also be a component of a repair or other service.

Our customers include engineering contractors, original equipment manufacturers (OEMs), end users and distributors.  Sales to engineering contractors and OEMs are typically for project orders.  Project orders have lead times typically greater than three months.  Project orders provide product to our customers either directly or indirectly for their new construction projects or facility enhancement projects.  However, some distributor sales may also be for projects and some OEM sales may not be for projects.

Quick turnaround business, which we also refer to as book and ship business, is defined as orders that are received from the customer and shipped within an approximate three-month period.  They are typically for more standard products, parts or services.  Each of our three business segments generates quick turnaround business.

Our reporting of trends by product type, customer type and business type are based upon analytical review of individual operational results and our knowledge of their respective businesses as we do not track revenues by these categories.

(In millions of dollars)	2002	2001	2000
	(Restated)	(Restated)
Sales	$2,251.1	$1,917.3	$1,538.3
Pro forma sales, including IFC	2,408.5	2,442.0	n/a	(1)

(1)    Pro forma information related to IFC for 2000 is not available or required.

Sales increased 17.4% in 2002, compared with a 24.6% increase during 2001.  The IFC acquisition and an increased sales volume of mechanical seals positively impacted sales in 2002 by approximately $324 million and $22.7 million, respectively.  Sales on a pro forma basis, including IFC, decreased 1.4% during 2002, reflecting the weakness in the quick turnaround business to the chemical, power and general industrial sectors, partially offset by the aforementioned increases.  Chemical and industrial pumps, valves and mechanical seals and related services are most dependent on this book and ship business.  We believe that the weakness in this business is due to customer deferrals of plant turnarounds and a lower level of capacity utilization due to partial or complete plant closures.

The sales increase in 2000, was largely due to the acquisition of IDP, which added an estimated $ 421.8 million in sales.  This was offset partially by lower sales volumes to chemical and general industrial customers due to weakness in the U.S. economy.  Unfavorable currency translation of $50.8 million and the divestiture of product lines pursuant to the IDP acquisition and closure or sale of several service operations negatively impacted sales in 2001.  Net sales to international customers, including export sales from the U.S., increased to 56% of sales in 2002, compared with 48% in 2001 and 38% in 2000.  IFC’s proportionately higher mix of international operations contributed to the increase in 2002, while the impact of IDP’s international operations contributed to the 2001 increase.

The change in sales is discussed further in the following section on Business Segments.

Bookings And Backlog

(In millions of dollars)	2002	2001	2000
Bookings	$2,184.1	$1,975.5	$1,521.6
Pro forma bookings, including IFC	2,326.2	2,507.6	n/a	(1)
Backlog	733.7	662.8	659.3
Pro forma backlog, including IFC	733.7	780.1	n/a	(1)

(1)        Pro forma information related to IFC for 2000 is not available or required.

Bookings, or incoming orders for which there are customer purchase commitments, increased 10.6% in 2002 largely due to the IFC acquisition.  Bookings on a pro forma basis decreased in 2002 by 7.2%, which is primarily related to reduced demand for products and services to chemical, power and general industrial customers.

Bookings increased in 2001 largely due to the full year impact of the IDP acquisition.  The increase was offset in part by declines in business due to weakness in the U.S. economy, which impacted the chemical and general industrial sectors of the business most significantly in the second half of 2001.

Backlog in 2002 increased 10.7%, largely due to the IFC acquisition.  On a pro forma basis, including IFC, backlog decreased 5.9% primarily due to lower bookings in the chemical, power and general industrial sectors despite the booking of several large project orders in 2002.

Business Segments

We manage our operations through three business segments: Flowserve Pump Division (FPD) for engineered pumps, industrial pumps and related services; Flow Solutions Division (FSD) for precision mechanical seals and related services; and Flow Control Division (FCD) for industrial valves, manual valves, control valves, nuclear valves, valve actuators and controls and related services.

Effective July 1, 2002, we realigned our operating segments.  The reorganization was undertaken to strengthen end user focus within the segments.  Under the new organization, the Flow Solutions Division includes our seal operations, while our pump service and valve service businesses are now managed and thus included in the Flowserve Pump Division and Flow Control Division, respectively.  Effective January 1, 2003, we realigned certain small sites between segments.  Segment information reflects the new organizational structure for all periods presented.

We believe that special items, while indicative of efforts to integrate IFC and IDP into our business, do not reflect ongoing business results.  Earnings before special items are not a recognized measure under generally accepted accounting principles ("GAAP") and should not be viewed as an alternative to GAAP performance measures.  Special items included in operating income during each of the three years in the period ended December 31, 2002 are generally associated with the acquisitions of IFC and IDP and include the following:

	Year ended December 31,
(In millions of dollars)	2002	2001	2000
Integration expense	$16.2	$63.0	$35.2
Restructuring expense	4.3	(1.2)	19.4
Purchase accounting adjustment for inventory	5.2	—	—
Total	$25.7	$61.8	$54.6

Sales and operating income before special items for each of the three business segments follows:

	Flowserve Pump Division
(In millions of dollars)	2002	2001	2000
	(Restated)	(Restated)	(Restated)
Sales	$1,205.1	$1,170.9	$808.6
Pro forma sales, including IDP	1,205.1	1,170.9	1,230.4
Operating income (before special items)	130.1	134.3	87.5
Integration expense	—	63.0	35.2
Restructuring expense	—	(1.2)	19.4
Operating income (after special items)	130.1	72.5	32.9
Operating income (before special items) as a percentage of sales	10.8%	11.5%	10.8%

Sales of pumps, pump parts and related services for the Flowserve Pump Division (FPD) increased by 2.9% during 2002 and by 44.8% during 2001.  The increase in 2002 was largely due to higher sales of engineered pumps for the petroleum and water markets due in part to a backlog that was $56.3 million higher at the beginning of 2002 than the end of 2002.  These improvements were partially offset by a lower volume of industrial pumps and service sales to the chemical, power and general industrial markets.  The declines in sales to the chemical, power and general industrial sectors were generally due to a lower level of profitability and capacity utilization by the customers.  These factors lead to reduced demand as well as some deferred spending by these customers.

The sales increase in 2001 was due to full year inclusion of the IDP acquisition.  The 4.8% decrease in pro forma sales during 2001 generally resulted from weakness in the U.S. economy, which impacted quick turnaround sales of industrial pumps to the chemical and general industrial businesses, unfavorable currency effects of an estimated $21.4 million and divestiture of product lines pursuant to the IDP acquisition.

FPD operating income, before special items, decreased 3.1% in 2002, compared with a 53.5% increase in 2001.  Operating income in 2002 benefited by $14.0 million from the implementation of SFAS No. 141 and No. 142, but decreased overall due to declines in quick turnaround chemical, power and general industrial businesses, which historically are more profitable than the engineered pump projects.  In addition, unfavorable manufacturing burden variances increases of about $3.5 million impacted results primarily due to lower production volumes and reductions in finished goods inventory in the facilities that manufacture pumps for the chemical, power and general industrial sectors.  The reported and pro forma operating income, before special items, increases in 2001 from 2000 primarily resulted from the synergy savings realized from the IDP integration activities, which included the reduction of overlapping sales coverage and the closure and significant downsizing of a number of pump plants.

	Flow Solutions Division
(In millions of dollars)	2002	2001	2000
Sales	$350.2	$327.5	$327.1
Operating income (before special items)	64.9	51.5	46.8
Special items	—	—	—
Operating income (after special items)	64.9	51.5	46.8
Operating income as a percentage of sales	18.5%	15.7%	14.3%

Sales of seals for the Flow Solutions Division (FSD) increased by 6.9% in 2002, compared with essentially no increase in 2001.  The 2002 increase, despite generally weakened market conditions, reflects the division’s emphasis on end user business and its success in establishing customer alliances including longer term fixed fee agreements.  Fixed fee alliances are contractual agreements with customers wherein the customer pays us a fixed amount each period (usually monthly) for the term of the agreement.  In return for this fixed cost, the customer is entitled to new seals, repairs, upgraded equipment, replacements and maintenance services as defined within the scope of each agreement.  We believe that this emphasis combined with a focus on customer responsiveness has contributed to an increase in market share.

Sales for 2001 were relatively flat compared with 2000 as unfavorable currency translation effects primarily associated with the European currencies of an estimated $7.2 million offset the sales volume increase associated with customer alliance agreements.

FSD operating income increased 26.0% in 2002 compared with an increase of 10.0% in 2001.  The improvement reflects the benefit of higher sales.  Additionally, plant efficiencies resulted from the impact of continuous improvement process projects and bringing in-house of previously outsourced production at generally only variable cost.  Operating income in 2002 benefited by $1.2 million from the implementation of SFAS No. 141 and No. 142.  Operating income as a percentage of sales increased sequentially over the past three years, reflecting the full year inclusion of continuous improvement process initiatives and the benefit of the restructuring of the North American seal business, which resulted in the closure of a major North American facility and increased capacity in Mexico.

	Flow Control Division
(In millions of dollars)	2002	2001	2000
	(Restated)	(Restated)
Sales	$725.5	$450.6	$440.1
Pro forma sales, including IFC	882.9	975.3	n/a	(1)
Operating income (before special items)	44.7	38.4	39.7
Integration expense	16.2	—	—
Restructuring expense	4.3	—	—
Purchase accounting adjustment for inventory	5.2	—	—
Operating income (after special items)	19.0	38.4	39.7
Pro forma operating income (before special items) including IFC	56.4	107.7	n/a	(1)
Operating income (before special items) as a percentage of sales	6.2%	8.5%	9.0%

(1)    Pro forma information related to IFC for 2000 is not available or required.

Sales of valves and related products and services for the Flow Control Division (FCD) increased by 61.0% in 2002 primarily due to the acquisition of IFC, compared with a 2.4% increase in 2001.  On a pro forma basis for 2002, including IFC, sales decreased 9.5% due to decreased customer demand for valve products and services in the chemical, power and general industrial sectors.  Sales in 2001 increased slightly primarily due to increased service opportunities offset by unfavorable currency effects of about $22.2 million and the slowdown in quick turnaround manual valve sales during the second half of 2001.

FCD operating income, before special items, during 2002 increased 16.4%, compared with a 3.3% decrease in 2001.  Operating income, before special items, in 2002 benefited by $4.4 million from the implementation of SFAS No. 141 and No. 142.  The decline in operating results on a pro forma basis reflects weaker conditions in the chemical, power and general industrial markets, as well as lower production throughput due to lower sales volume combined with a reduction of finished goods inventories, which resulted in unfavorable manufacturing absorption variances.  The decline in operating income, before special items, in 2001 reflects a less profitable product mix.

Consolidated Results

Gross profit increased 12.3% to $677.7 million in 2002, compared with $603.5 million in 2001 reflecting the 2002 acquisition of IFC.  The gross profit margin was 30.1% for 2002, compared with 31.5% for 2001.  On a pro forma basis for 2002 and 2001, including IFC, gross profit was $730.4 million and $778.4 million, which yielded gross profit margins of 30.3% and 31.9%, respectively.  Gross profit margin was negatively impacted by an unfavorable product mix of higher sales volumes of lower margin project business and a lower mix of historically more profitable quick turnaround business, including lower volumes of chemical and industrial pumps, industrial valves and service related activities.  The quick turnaround business is generally related to more standard products, parts and services.  The volumes of this business were down due to reduced profitability of customers in chemical, general industrial, gas pipeline, power and refining industries that are operating either under lower volume conditions or unfavorable price positions due to the economy or currency, unfavorable cost positions due to higher raw material costs or currency, or a combination of the factors above.  In addition, gross profit was adversely impacted by an increase of about $42.4 million of unfavorable manufacturing absorption variances, which were attributable to lower production throughput due to lower sales volumes and efforts to reduce finished goods inventories at the facilities that manufacture products for the chemical and general industrial markets.  Gross profit and related margin were also impacted in 2002 by a negative $5.2 million purchase accounting adjustment associated with the required write-up and subsequent sale of inventory resulting from the acquisition of IFC.  Partially offsetting these negatives was a $1.4 million benefit to gross profit in 2002 from implementing SFAS No. 141 and No. 142 which improved gross profit by $1.4 million for 2002.

Gross profit increased by 19.6% during 2001.  The improvement primarily resulted from the full year impact of the IDP acquisition and IDP manufacturing integration synergies that resulted from closing or significantly downsizing a number of pump manufacturing facilities and a number of service and repair facilities.  The benefits were partially offset by a less profitable product mix of chemical process pumps, manual valves and service which was caused by a slowdown in the quick turnaround business.

Selling, general and administrative expense was $477.4 million in 2002, $411.3 million in 2001 and $361.6 million in 2000.  The increase in 2002 primarily reflects the impact of the IFC acquisition offset in part by the $18.3 million benefit of implementing SFAS No. 141 and No. 142.  As a percentage of sales, selling, general and administrative expense was 21.2% compared with 21.5% in 2001 and 23.5% in 2000.  The 200 basis-point decrease in the 2001 percentage is generally due to IDP integration savings, resulting from sales force reductions, the IDP headquarters closure and a reduction in incentive compensation due to lower than planned performance and other cost reduction initiatives.  Selling, general and administrative expense in 2002 and 2001 on a pro forma basis, including IFC, was $513.3 million and $518.4 million, which represented 21.3% and 21.2% of such amounts as a percentage of pro forma sales.

Restructuring expense of $4.3 million and integration expense of $16.2 million were recognized in 2002 related to the integration of IFC into the Flow Control Division.  Restructuring expense represents severance and other exit costs directly related to Flowserve facility closures and reductions in work force.  Restructuring expense was a benefit of $1.2 million in 2001 compared with a $19.4 million expense in 2000.  The 2001 and 2000 amounts related to the acquisition of IDP, whereas 2002 integration related to IFC.  Integration expense represents period costs associated with acquisition-related reorganizations such as relocation of product lines from closed to receiving facilities, realignment of receiving facilities, performance and retention bonuses, idle manufacturing costs, costs related to the integration team and asset impairments.  Integration expense of $16.2 million in 2002 relates to the IFC acquisition, whereas the $63.0 million in 2001 and $35.2 million in 2000 related to the integration of IDP into the Flowserve Pump Division.  See the section titled “Restructuring and Acquisition Related Charges” in this Management’s Discussion and Analysis for further discussion of restructuring and integration expense.

Operating income of  $179.7 million increased 37.8% in 2002 from $130.4 million in 2001.  The increase in operating income reflects the IFC acquisition, the benefit of SFAS No. 141 and No. 142 of $19.7 million and reduced integration and restructuring expenses of $41.3 million.  These benefits were offset in part by market related factors including a less favorable product mix resulting in lower demand for products and services for chemical, power and general industrial markets.  These market factors include a reduced profitability of customers in chemical, general industrial, and power industries that are operating either under lower volume conditions or unfavorable price positions due to the economy or currency, unfavorable cost positions due to higher raw material costs or currency, or a combination of the factors above.  The volumes were lower due to the reduced demand for our products primarily due to the customer market factors discussed above.  Additionally, unfavorable absorption variances of about $42.4 million from the lower volume and reduction in finished goods inventories negatively impacted operating income.  On a pro forma basis for 2002 and 2001, including IFC, operating income was $194.8 million and $190.8 million or 8.1% and 7.8%, respectively, as a percentage of pro forma sales.  Operating income improved 47.3% in 2001 from 2000 operating income of $88.5 million reflecting the synergy benefits from the IDP acquisition.  Operating income in 2001 reflected the full year benefits of the IDP acquisition as well as its related synergy benefits.

Interest expense declined 20.2% to $95.5 million in 2002, compared with $119.6 million in 2001 and $72.7 million in 2000.  Approximately $16.3 million of the reduction of interest expense in 2002 resulted from lower debt levels associated with the repayment of one-third of the then outstanding Senior Subordinated Notes in the fourth quarter of 2001 with proceeds from a sale of our common shares.  Interest expense was also lower due to lower borrowing spreads associated with the renegotiation of our revolving credit facility and lower interest rates on our variable rate debt.  Approximately 65% of our debt was variable rate debt at December 31, 2002.  Interest expense declined despite approximately $274 million of incremental borrowings associated with the IFC acquisition due to lower interest rates and $234 million of debt repayments during the year.  Increased interest expense in 2001 reflected a full year of interest costs associated with the financing of the IDP acquisition partially offset by the benefit of lower interest rates on our variable rate debt.

Our effective tax rate for 2002 was 36.8%, compared with 47.1% in 2001 and 34.8% in 2000.  The 2002 rate was lower than the 2001 rate due to the elimination of goodwill amortization, resulting from the implementation of SFAS No. 141 and No. 142, which was not deductible for income tax purposes.  In addition, the relatively low pretax earnings in 2001 compared with 2002 magnified the impact of permanent tax differences, creating a more severe impact to the 2001 effective tax rate.  The increase in the rate in 2001 reflects IDP’s mix of business conducted in foreign taxing jurisdictions with higher tax rates.  The effective tax rate is based upon current earnings and on estimates of future taxable earnings for each domestic and international location as well as the estimated impact of tax planning strategies.  Changes in any of these and other factors could impact the tax rate in future periods.

During 2002, we recognized extraordinary expenses of $7.4 million, net of tax, or $0.14 per share compared with $17.9 million or $0.46 per share for 2001.  These 2002 expenses relate to the write-off of unamortized prepaid financing fees and other related fees resulting from the debt amendments required pursuant to the IFC acquisition during the second quarter and from the optional debt repayments during the third and fourth quarters of 2002.  The 2001 extraordinary item related to the prepayment premium, other direct costs and write-off of unamortized prepaid financing fees and discount as a result of the early extinguishments of $133 million of 12.25% Senior Subordinated Notes, using proceeds from a sale of our common shares.  In 2000, we recognized a net of tax extraordinary expense which totaled $2.1 million or $0.05 per share, related to the repayment of our outstanding indebtedness which was required as part of the financing to acquire IDP.

Earnings Per Share - diluted

Net earnings increased in 2002 to $45.5 million, or $0.87 per share, compared with a loss of $10.5 million ($0.27 per share) in 2001 and earnings of $10.8 million ($0.29 per share) in 2000.  The implementation of SFAS No. 141 and No. 142 resulted in an increase of $19.7 million or $0.24 per share, to earnings in 2002.  Special items in 2002 negatively impacted net earnings by $0.45 per share, including the $0.14 per share extraordinary loss.  Special items in 2001 negatively impacted net earnings by $0.83 per share.  Earnings in 2001 benefited from IDP synergies.  However, higher interest, integration costs and the aforementioned extraordinary items more than offset those benefits.

Average diluted shares increased by 32.8% to 52.2 million for 2002, compared with 39.3 million in 2001 and 37.8 million in 2000.  The 2002 increase in shares reflects the average weighted impact from the equity offering completed in April 2002 to finance the IFC acquisition and the full year impact of the equity offering completed in November 2001, the proceeds of which were used to retire debt.  The increase in 2001 reflects the partial year impact from the November 2001 equity offering.

Comprehensive income improved to $25.7 million from losses of $71.0 million in 2001 and $8.5 million in 2000.  The 2002 improvement reflects improved net earnings and a favorable foreign currency translation adjustment resulting from the strengthening of the Euro, partially offset by declines in the value of pension plan assets.  The decrease in comprehensive income in 2001 resulted from decreased net earnings in part due to IDP integration expenses and an extraordinary loss, increased minimum pension expense and weakening of the Euro and Latin American currencies.

Operating results before special items and pro forma results should not be considered an alternative to operating results calculated in accordance with generally accepted accounting principles.

RESTRUCTURING AND ACQUISITION RELATED CHARGES

Restructuring Costs – IFC

In conjunction with the IFC acquisition during 2002, we initiated an integration program designed to reduce costs and eliminate excess capacity by closing seven valve facilities and reducing sales and related support personnel.  Our actions, approved and committed to in 2002, are expected to result in a gross reduction of approximately 889 positions and a net reduction of approximately 662 positions based on information available as of the date of this Form 10-K/A filing.  Through December 31, 2002, 442 gross positions and 268 net positions had been eliminated pursuant to the program.  Net position eliminations represent the gross positions eliminated from the closed facilities offset by positions added at the receiving facilities, which are required to produce the products transferred into the receiving facilities.  We expect to realize at least $20 million of annual run rate savings as a result of our integration program.  Run rate savings reflect the quantification of synergies achieved at December 31, 2002 on an annualized basis.  The savings reflect the benefit of lower payroll and benefit costs resulting from the net position eliminations, partially offset by increased outsourcing costs, and elimination of fixed costs at the closed facilities including depreciation, utilities, lease expense, insurance, taxes and other fixed costs.

Concurrent with the acquisition, we established a restructuring reserve of $11.0 million in the second quarter of 2002, and increased the reserve by $2.8 million and $6.8 million in the third and fourth quarters of 2002 for this program.  Costs associated with the closure of our facilities of $4.3 million in 2002 have been recognized as a restructuring expense in the statement of operations.  We also recognized a restructuring reserve consisting of $16.3 million of costs and related deferred taxes of $5.1 million.  Such costs related to the closure of IFC facilities became part of the purchase price allocation of the transaction.  The effect of these closure costs increased the amount of goodwill otherwise recognizable as a result of the IFC acquisition.

The following illustrates activity related to the IFC restructuring reserve:

(Amounts in millions)	Severance	Other Exit Costs	Total
Balance created on June 5, 2002	$6.9	$4.1	$11.0
Additional accruals	6.9	2.7	9.6
Cash expenditures	(3.1)	(1.1)	(4.2)
Balance at December 31, 2002	$10.7	$5.7	$16.4

Integration Costs - IFC

During 2002, we also incurred acquisition-related integration expense in conjunction with the integration of IFC’s operations into Flowserve, which is summarized below:

(Amounts in millions)	2002
Personnel and related costs	$8.4
Transfer of product lines	3.5
Asset impairments	0.8
Other	3.5

IFC integration expense	$16.2

Cash expense	$15.1
Non-cash expense	1.1
IFC integration expense	$16.2

The acquisition-related activities resulted in integration costs as categorized above and further defined as follows.  Personnel and related costs include payroll, benefits, consulting fees, and retention and integration performance bonuses paid to our employees and contractors for the development, management and execution of the integration plan.  Transfer of product lines includes costs associated with the transfer of product lines as well as realignment required in the receiving facilities.  Asset impairments reflect the loss on disposal of property, plant and equipment at the facilities closed and disposal of inventory for discontinued product lines when the facilities were combined.  The other category includes costs associated with information technology integration, legal entity consolidations, legal entity name changes, signage, new product literature and other.  None of these items individually amounted to greater than $0.5 million.

An additional $24.3 million of restructuring and integration costs, including capitalized amounts, were incurred in 2003 for the IFC acquisition. Payments from the restructuring accrual will continue into 2004 and 2005 due to the timing of severance obligations in Europe.  The impact of additional restructuring activities will be recorded as obligations are incurred under these programs.  Total restructuring and integration costs are expected to be approximately three times the annual run rate of integration savings.

Restructuring Costs - IDP

In August 2000, in conjunction with the IDP acquisition during 2000, we initiated an integration program designed to reduce costs and eliminate excess capacity by closing or significantly downsizing eight pump manufacturing facilities and eight service and repair facilities; closing IDP’s former headquarters; and reducing redundant sales, administrative and related support personnel.  These actions, approved and committed to in 2000, resulted in the gross reduction of 1,500 positions and a net reduction of 1,100 positions.  Net positions reflect the gross positions eliminated from the closed facilities offset by positions added at the receiving facilities required to produce the products transferred into the receiving facilities.  As a result of these activities, we generated approximately $90 million of annual synergy savings.  The savings reflect the benefit of lower payroll and benefit costs resulting from the net position eliminations, partially offset by increased outsourcing costs, and elimination of fixed costs at the closed facilities including depreciation, utilities, lease expense, insurance, taxes and other fixed costs.  We completed our integration and restructuring activities related to the IDP acquisition during 2001, and the majority of the expenditures were completed as of December 31, 2002.

We recognized $65 million in restructuring costs, comprised of $42 million related to the IDP operations acquired and $23 million related to our operations.  The $42 million related to IDP operations, reduced by deferred tax effects of $16 million, resulted in recognition of $26 million of incremental goodwill.  The $23 million related to our operations was recognized as restructuring expense in the consolidated statement of operations in 2000 and 2001.

The following illustrates activity related to the IDP restructuring reserve:

(Amounts in millions)	Severance	Other Exit Costs	Total
Balance at August 16, 2000	$46.0	$14.8	$60.8
Cash expenditures	(18.7)	(2.4)	(21.1)
Reclassification of long-term retirement benefits	(16.4)	_	(16.4)
Adjustment to accrual	7.6	—	7.6

Balance December 31, 2000	$18.5	$12.4	$30.9

Cash expenditures	(13.3)	(6.7)	(20.0)
Non-cash reductions	(2.1)	(0.4)	(2.5)
Adjustment to accrual	(0.7)	(2.2)	(2.9)

Balance at December 31, 2001	$2.4	$3.1	$5.5

Cash expenditures	(0.8)	(1.0)	(1.8)
Non-cash reductions	(1.6)	(2.1)	(3.7)
Balance at December 31, 2002	$—	$—	$—

The majority of the funding of the restructuring activities was completed in 2002.  Revisions to the accrual were recorded in 2000 and 2001 to reflect actual results and changes in estimates including an incremental accrual in 2000, which was required based upon updated actuarial information for postretirement and pension expense relating to finalization of union negotiations for closed facilities.  Of the final adjustment of $2.9 million in 2001, $1.2 million related to Flowserve facilities and was reflected as negative restructuring expense and the remaining $1.7 million related to IDP facilities and was recorded as a reduction to goodwill.  Non-cash reductions reflect reclassification from the restructuring accrual to post-retirement benefits and pension liabilities in 2000 and to other accrued liabilities in 2001 and 2002.

Severance costs include costs associated with involuntary termination benefits, including enhancements to certain severed employees of long-term retirement benefits of $16.4 million, and the costs related to exiting of facilities that would provide no future benefit.  Other exit costs of $12.6 million included $5.1 million of payroll and consulting costs to execute the closure program, $2.5 million of facility clean-up costs including environmental, $2.1 million relocation costs for IDP personnel, $1.7 million of costs to physically dispose of patterns and equipment and $1.2 million of other costs including lease termination and legal costs.

Integration Costs - IDP

During 2001 and 2000, we also incurred acquisition-related integration expense related to our acquisition of IDP as follows:

(Amounts in millions)	2001	2000
Personnel and related costs	$30.8	$17.7
Transfer of product lines	20.3	2.5
Tulsa divestiture	—	3.0
Asset impairments	3.5	5.7
Other	8.4	6.3

IDP integration expense	$63.0	$35.2

Cash expense	$59.5	$26.5
Non-cash expense	3.5	8.7
IDP integration expense	$63.0	$35.2

We recognized no integration costs related to IDP during 2002.

The acquisition-related activities resulted in integration costs as categorized above and further defined as follows.  Personnel and related costs include payroll, benefits, consulting fees, severances, and retention and integration performance bonuses paid to our employees and contractors for the development, management and execution of the integration plan.  Transfer of product lines includes costs associated with the transfer of product lines as well as realignment required in the receiving facilities.  Tulsa divestiture reflects the book value loss on the sale of our Tulsa facility that was required pursuant to an agreement with the U.S. Department of Justice.  Asset impairments reflect the loss on disposal of property, plant and equipment at the facilities closed and disposal of inventory for product lines discontinued when the facilities were combined.  The other category includes costs associated with information technology, legal entity consolidations, legal entity name changes, signage, new product literature and other.  None of these items individually amounted to greater than $0.5 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Analysis

Cash generated by operations and borrowings available under our existing revolving credit facility are our primary sources of short-term liquidity.  Cash flows provided by operating activities in 2002 were $248.9 million, reflecting an improvement of $296.6 million compared with a use of funds of $47.7 million in 2001 and cash provided of $18.4 million in 2000.  Our cash balance at December 31, 2002 was $49.2 million, an increase of $27.7 million from year-end 2001.

The improved operating cash flow in 2002 reflects higher earnings of about $56.0 million, lower outflows of about $58.4 million for acquisition-related integration and restructuring costs and improved working capital utilization in 2002.  In particular, reductions in accounts receivable generated $76.7 million of operating cash flow in 2002, which included a $29 million benefit of foreign factoring programs.  As a result of reductions in accounts receivable, days’ sales outstanding at December 31, 2002 improved to 71 days compared with 76 days at December 31, 2001.  Inventory reductions, primarily finished goods, generated $29.5 million of cash during 2002.  Also, cash flows from operations in 2002 benefited from a $23 million tax refund related to the utilization of net operating loss carrybacks enabled by recently enacted tax law amendments in the U.S.

Cash flows from operating activities for 2001 were significantly below 2000 cash flows, due to an increase in restructuring and integration payments of about $31.9 million, higher interest payments of around $79.5 million generally attributable to the August 2000 acquisition of IDP and increases in working capital of about $102.9 million.  The primary reasons for the increase in working capital were an increase in inventories of $44.6 million in support of backlog for future shipments and increased finished goods safety stock to meet customer deliveries during the integration process and during a systems conversion at a valve plant.  At December 31, 2001, we had drawn $70.0 million of revolving credit primarily to fund integration activities and increases in working capital.

We believe cash flows from operating activities combined with availability under our existing revolving credit agreement are sufficient to enable us to meet our cash flow needs.  However, cash flows from operations could be adversely affected by economic, political and other risks associated with sales of our products, operational factors, competition, fluctuations in foreign exchange rates and fluctuations in interest rates, among other factors.

During 2002, we also generated $16.9 million of cash flow related to exercise of employee stock options, which are reflected in financing activities of the consolidated statement of cash flows.

Although no contributions were required in 2002, we contributed $24.5 million into our domestic pension plan during 2003. The funding was required primarily as a result of the decline in the value of the pension plan assets due to negative market returns over the past two years and an increase in the number of plan participants primarily due to the IDP and IFC acquisitions. The amount of funding during 2003 resulted from our desired funding status, pension asset returns and our results of operations and cash flows during 2003.

Payments for Acquisitions

On May 2, 2002, we completed the acquisition of Invensys plc’s flow control division (“IFC”) for a contractual purchase price of $535 million, subject to adjustment pursuant to the terms of the purchase and sale agreement.  In addition, we incurred $6.1 million of costs associated with consummation of the acquisition including investment banking, legal, actuarial and accounting fees.  The total purchase price including such costs through December 31, 2002 was $541.1 million.  We finalized the IFC purchase price allocation during the second quarter of 2003.

By acquiring IFC, one of the world’s foremost manufacturers of valves, actuators and associated flow control products, we believe that we became the world’s second largest manufacturer of valves.  We financed the IFC acquisition and associated transaction costs by issuing 9.2 million shares of common stock in April 2002 for net proceeds of approximately $276 million and through new borrowings under our senior secured credit facilities.

We allocated the purchase price to the assets acquired and liabilities assumed based on estimated fair value at the date of the acquisition.  At December 31, 2002, these allocations include $45 million for amortized intangibles, $28 million of indefinite lived intangible assets and $297 million recorded as goodwill.  The operating results of IFC have been included in our consolidated statements of operations from May 2, 2002, the date of acquisition.

We regularly evaluate acquisition opportunities of various sizes.  The cost and terms of any financing to be raised in conjunction with any acquisition is a critical consideration in any such evaluation.

Capital Expenditures

(Amounts in millions)

Capital expenditures were $30.9 million in 2002, compared with $35.2 million in 2001 and $27.8 million in 2000.  Capital expenditures were funded primarily by operating cash flows and bank borrowings.  For each of the three years, capital expenditures were invested in new and replacement machinery and equipment, information technology and acquisition integration activities including structures and equipment required at receiving facilities.  Cash proceeds from the disposal of fixed assets were $8.7 million in both 2002 and 2001 compared with $5.4 million in 2000.  These disposals relate primarily to the sale of facilities and equipment that became obsolete as a result of our acquisition integration-related programs.

Financing

Debt, including capital lease obligations, consisted of:

	December 31,
(Amounts in thousands)	2002	2001
Tranche A Term Loan:
Euro Tranche (interest rate of 5.19% in 2002 and 5.06% in 2001)	$10,260	$—
U.S. Dollar Tranche (interest rate of 3.94% in 2002 and 4.69% in 2001)	249,005	257,078
Tranche B Term Loan (interest rate of 5.81% in 2001)	—	469,842
Tranche C Term Loan (interest rate of 4.19% in 2002)	580,473	—
Senior Subordinated Notes, interest rate of 12.25%:
Euro denominated notes	67,515	57,163
U.S. dollar denominated notes	186,473	186,207
Revolving credit agreement (interest rate of 3.94% in 2002 and 4.69% in 2001)	—	70,000
Capital lease obligations and other	632	455
Debt and capital lease obligations	1,094,358	1,040,745
Less amounts due within one year	38,610	44,523
Total debt due after one year	$1,055,748	$996,222

Maturities of debt, including capital lease obligations, are as follows:

(Amounts in thousands)	Term Loans	Senior Subordinated Notes	Capital Leases & Other	Total
2003	$38,564	$—	$46	$38,610
2004	81,176	—	172	81,348
2005	86,365	—	—	86,365
2006	63,196	—	—	63,196
2007	83,641	—	—	83,641
Thereafter	486,796	253,988	414	741,198
Total	$839,738	$253,988	$632	$1,094,358

Senior Credit Facilities

During the second quarter of 2002, in connection with the IFC acquisition, we amended and restated our senior credit facilities, to provide for:

•      an incremental Tranche A Term Loan in an aggregate principal amount of $95.3 million; and

•      a new Tranche C Term Loan facility of $700 million, to be used to repay all of the existing Tranche B Term Loan facility of $468.8 million, repay $11.3 million of the existing Tranche A Term Loan, reduce the then outstanding balance on the revolving credit facility by $40 million, and provide funds to be used to finance the IFC acquisition.

As part of the amended and restated senior credit facility, several covenants were modified, including various financial ratios, interest rates were adjusted and other terms of the facility were changed primarily to allow for the IFC acquisition.  The senior credit facilities are collateralized by substantially all of our U.S. assets and a pledge of 65% of the stock of our non-U.S. subsidiaries.

The term loans require scheduled principal payments, which began on June 30, 2001 for the Tranche A Term Loan and on December 31, 2002 for the Tranche C Term Loan.  The Tranche A and Tranche C Term Loans have ultimate maturities of June 2006 and June 2009, respectively.  The term loans bear floating interest rates based on LIBOR plus a borrowing spread, or the prime rate plus a borrowing spread, at our option.  The borrowing spread for the senior credit facilities can increase or decrease based on the leverage ratio as defined in the credit facility agreement and on our public debt ratings.  In 2002, we made $33.8 million of mandatory and $170.0 million of optional principal repayments on the term loans.  Combined with a net reduction in our revolving credit line of $30 million, we made aggregate debt payments of $233.8 million in 2002.

As a result of the $170.0 million of optional debt prepayments during 2002, previously paid deferred financing fees were written off and recognized as an extraordinary loss of $1.1 million, after tax consideration, summarized as follows:

(Amounts in millions)	3rd Quarter	4th Quarter	Total
Optional prepayment	$70.0	$100.0	$170.0
Extraordinary loss (net of tax)	0.5	0.6	1.1	(1)

(1)   Does not include the $6.3 million extraordinary loss associated with repayment of Tranche B Term Loan during the second quarter of 2002, which yields total extraordinary losses of $7.4 million.

The tax benefit associated with the extraordinary losses result is due to the deductibility for U.S. income tax purposes of the write-off of prepaid financing fees.

Under the senior credit facilities, we also have a $300 million revolving credit facility that expires in June 2006.  The revolving credit facility also allows us to issue up to $200 million in letters of credit.  As of December 31, 2002, there were no amounts outstanding under the revolving credit facility; however, $51.8 million of letters of credit had been issued under the facility, which reduced borrowing capacity of the facility to $248.2 million.

Interest expense for 2003 was lower than in 2002, and was impacted by a variety of factors including changes in LIBOR rates and/or credit facility borrowing spreads, outstanding debt levels during the year, the amount of interest rate swaps in place and costs thereof, alterations to the capital structure, changes in debt ratings, incurrence of other related financing costs and the amount, if any, and timing of accelerated debt repayment and its associated impact on the aforementioned costs.

We are required, under certain circumstances as defined in the credit facility, to use a percentage of excess cash generated from operations to reduce the outstanding principal of the term loans in the following year.  Because of the optional prepayments in 2002, no additional principal payments became due in 2003 under this provision.

Senior Subordinated Notes

At December 31, 2002, we had $188.5 million and EUR 65 million (equivalent to $68 million) in face value of Senior Subordinated Notes outstanding.  These notes were issued during 2000 by us and a Dutch subsidiary, Flowserve Finance B.V.  At the date of issuance, the Senior Subordinated Notes, due in August 2010, resulted in proceeds of $285.9 million (U.S. dollar denominated notes) or $290.0 million face amount less discount of $4.1 million and EUR 98.6 million (Euro denominated notes) or EUR 100 million face amount less discount of EUR 1.4 million, which then equated to $89.2 million.  The U.S. dollar denominated notes and the Euro denominated notes are general unsecured obligations of us and of Flowserve Finance B.V., respectively, subordinated in right of payment to all of our and of Flowserve Finance B.V.’s existing and future senior indebtedness and are guaranteed on a full, unconditional, joint and several basis by our wholly-owned domestic subsidiaries.

The Senior Subordinated Notes were originally issued at a discount to yield 12.5%, but bear interest at 12.25%.  Approximately one-third of these Senior Subordinated Notes were repurchased at a premium in 2001 utilizing proceeds of an equity offering.  Beginning in August 2005, all remaining Senior Subordinated Notes outstanding become callable by us at 106.125% of face value.  Interest on the Notes is payable semi-annually in February and August.

Common Stock Offerings

During 2002, we completed an offering of 9.2 million shares, which generated approximately $276 million of net proceeds.  These proceeds were used to partially fund the IFC acquisition and to make additional repayments of borrowings under our senior credit facility.

During 2001, we completed an offering of approximately 6.9 million shares of our common stock for net proceeds of approximately $154 million, which we used to:

•    prepay $101.5 million of the U.S. dollar denominated Senior Subordinated Notes;

•    prepay EUR 35 million (equivalent to $31 million) of the Euro denominated Senior Subordinated Notes; and

•    pay associated prepayment premiums and other direct costs.

During 2001, we recorded an extraordinary item of $17.9 million, net of $7.1 million of tax, which represented the sum of the prepayment premiums, other direct costs, and the write-off of unamortized prepaid financing fees and discount for the portion of the Notes that we prepaid.

Debt Covenants and Other Matters

The provisions of our senior credit facilities require us to meet or exceed specified defined financial covenants, including a leverage ratio, an interest coverage ratio and a fixed charge coverage ratio.  Further, the provisions of these and other debt agreements generally limit or restrict indebtedness, liens, sale and leaseback transactions, asset sales, and payment of dividends, capital expenditures, and other activities.  As of December 31, 2002, we were in compliance with all covenants under our debt facilities, as illustrated below:

•    an actual leverage ratio of 3.69 compared with a permitted maximum of 4.0;

•    an actual interest coverage ratio of 3.10 compared with a permitted minimum of 2.25; and

•    an actual fixed charge ratio of 1.59 compared with a required minimum of 1.1.

Under the original terms of the credit facilities, the leverage ratio and interest coverage ratio became more onerous over the term of the borrowings.  However, we amended the senior credit during June 2003 such that the following summarizes our future covenant requirements for the maximum leverage ratio and interest coverage ratio.

Maximum Leverage Ratio	Effective Date
4.00 to 3.75	September 30, 2004
3.75 to 3.50	March 31, 2005
3.50 to 3.25	September 30, 2005
3.25 to 3.00	December 31, 2005

Interest Coverage Ratio	Effective Date
2.25 to 2.50	September 30, 2003
2.50 to 2.75	December 31, 2003
2.75 to 3.00	March 31, 2004
3.00 to 4.00	December 31, 2005

While we expect to continue to comply with our debt covenants in the future, there can be no assurance that we will do so.  If we fail to comply with our financial covenants, we believe that we could negotiate a waiver of the covenants with our banks.  Such a waiver would likely result in a one-time payment to the banks, increased borrowing spreads and revised covenants, including the financial covenants.

The following is a summary of net debt to capital at various dates since 2000 (Restated):

December 31, 2002	59.2%
December 31, 2001	71.8%
December 31, 2000	78.1%

The net debt to capital ratio decreased due to the impact of the common stock offerings, repayments of term loans and revolving credit borrowings and increases in shareholders’ equity resulting from improved earnings.  Although this ratio has improved over previous years, we have significant levels of indebtedness relative to shareholders’ equity.  While this ratio is not necessarily indicative of our ability to raise funds, our level of indebtedness may increase our vulnerability to adverse economic and industry conditions, may require us to dedicate a substantial portion of cash flow from operating activities to payments on the indebtedness and could limit our ability to borrow additional funds or raise additional capital.

While the IFC acquisition increased the absolute level of indebtedness, we believe that our ability to service debt, as measured by our covenant ratios, debt ratings and net debt to capital ratios, has improved.  This is because the incremental debt as part of financing the purchase of IFC represented only about 50% of the purchase price, while in the covenant ratios, we receive credit for 100% of the pro forma EBITDA of IFC for the four quarter period prior to the acquisition.  Our lenders use EBITDA as a surrogate for earnings and cash flows in our credit agreement.

In 2000, we recorded an extraordinary item of $2.1 million, which is net of tax of $1.2 million, for prepayment premiums and the write-off of prepaid financing fees associated with the prepayment of certain long-term debt.

Due to the restatement, we have determined that at September 30, 2001, December 31, 2001 and March 31, 2002, we did not comply by 25 basis points or less with two financial covenants in our then applicable credit agreement, which is no longer in effect.  We believe that we could have undertaken readily available actions to maintain compliance or obtained a waiver or amendment to the then existing credit agreement had we then known this situation.  Except for these periods, we have complied with all covenants under our debt facilities.  We believe that this matter has no impact on our existing debt agreements and that our outstanding debt is properly classified in our consolidated balance sheet.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table presents a summary of our contractual obligations at December 31, 2002:

	Payments Due By Period
(Amounts in millions)	Within 1 Year	1-3 Years	4-5 Years	Beyond 5 Years	Total
Long-term debt and capital lease obligations	$38.6	$167.7	$146.9	$741.2	$1,094.4
Operating leases	20.6	25.0	10.3	4.6	60.5
Purchase obligations	—	—	—	—	—
Other contractual obligations	—	—	—	—	—

The following table presents a summary of our commercial commitments at December 31, 2002:

	Commitment Expiration By Period
(Amounts in millions)	Within 1 Year	1-3 Years	4-5 Years	Beyond 5 Years	Total
Standby letters of credit	$149.0	$—	$—	$—	$149.0
Surety bonds	63.0	3.1	12.7	1.1	79.9
Other commercial commitments	—	—	—	—	—

We expect to satisfy these commitments through our performance under our contracts.

PENSION AND POSTRETIREMENT BENEFITS OBLIGATIONS

We sponsor several defined benefit pension plans and postretirement health care plans.  Our recorded liability for these plans was $272.9 million at December 31, 2002, $146.8 million at December 31, 2001 and $122.2 million at December 31, 2000.  We determined the value of the pension and postretirement benefits liabilities based on actuarial valuations.  Inherent in these valuations are key assumptions, including discount rates, market value of plan assets, life expectancy, expected return on plan assets and assumed rate of increase in wages or in health care costs.  Current market conditions, including changes in rates of returns, interest rates and medical inflation rates, are considered in selecting these assumptions.  Changes in the related pension and postretirement benefit costs may occur in the future due to changes in the assumptions used and changes resulting from fluctuations in our number of employees.  As a result of weak market performance of pension plan assets in 2002 and 2001 and an increased number of employees participating in the plans, we increased our minimum pension liability by $42.9 million during 2002 and $16.2 million in 2001, net of tax effects.  Although no contributions were required in 2002, we contributed $24.5 million into our domestic pension plan during 2003.  The funding was required primarily as a result of the decline in the value of the pension plan assets due to negative market returns over the past two years and an increase in the number of plan participants primarily due to the IDP and IFC acquisitions.  The amount of funding during 2003 resulted from our desired funding status, pension asset returns and our results of operations and cash flows during 2003.  We fund contributions to the plans from operating cash flows.

ACCOUNTING DEVELOPMENTS

Pronouncements Implemented

During June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  Adoption of SFAS No. 141 required us to account for all future business combinations occurring after June 30, 2001, using the purchase method.  Pursuant to adoption of SFAS No. 142, we ceased amortizing goodwill and indefinite-lived intangible assets, both of which are now subject to periodic impairment tests. We adopted both SFAS No. 141 and No. 142 effective January 1, 2002.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of,” and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale whether such assets are or are not deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations.  We adopted SFAS No. 144 on January 1, 2002, which resulted in no material effect to the consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation,” which became effective for us upon its issuance.  SFAS No. 148 provides three transition options for companies that account for stock-based compensation, such as stock options, under the intrinsic-value method to convert to the fair value method.  SFAS No. 148 also revised the prominence and character of the disclosures related to companies’ stock-based compensation.  In complying with the new reporting requirements of SFAS No. 148, we elected to continue using the intrinsic-value method to account for qualifying stock-based compensation, as permitted by SFAS No. 148 for 2002.  We have, however, included the disclosures prescribed by SFAS No. 148 within the consolidated financial statements. For 2003, we are evaluating whether to adopt a transition option to expense stock-based compensation under the provisions of SFAS No. 148.

During November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN No. 45 generally requires a guarantor to recognize a liability for obligations arising from guarantees.  FIN No. 45 also requires new disclosures for guarantees meeting certain criteria outlined in that pronouncement.  The disclosure requirements of FIN No. 45 are effective for us at December 31, 2002 and have been implemented as of that date.  The recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis for guarantees issued or modified after December 31, 2002.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions”, which became effective for us upon issuance.  SFAS No. 147 does not have applicability to us and therefore its implementation did not impact our financial position or results of operations.

Pronouncements Not Yet Implemented

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  Generally, this pronouncement requires companies to recognize the fair value of liabilities for retiring their facilities and equipment at the point that legal obligations associated with their retirement are incurred, with an offsetting increase to the carrying value of the facility.  The expense associated with the retirement becomes a component of a facility’s depreciation, which is recognized over its useful life. Although SFAS No. 143 becomes effective for us on January 1, 2003, we do not believe the adoption will have a significant effect on our consolidated financial position or results of operations due to limited abandonment and retirement obligations associated with our facilities.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  The most significant impact of SFAS No. 145 is to eliminate the requirement that gains and losses from the extinguishment of debt be classified as an extraordinary item unless these items are infrequent and unusual in nature.  SFAS No. 145 is effective for us on January 1, 2003.  Upon adoption of SFAS No. 145, we will reclassify the previously reported extraordinary items, which relate to early extinguishment of debt, as a component of earnings before income taxes.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized initially at fair value when the liability is incurred.  Under current accounting rules, costs to exit or dispose of an activity are generally recognized at the date that the exit or disposal plan has been committed to and communicated.  SFAS No. 146 is effective for us on January 1, 2003 and will be applied on a prospective basis.

During January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.”  FIN No. 46 provides guidance for companies having ownership of variable interest entities, typically referred to as special purpose entities, in determining whether to consolidate such variable interest entities.  FIN No. 46 has immediate applicability for variable interest entities created after January 31, 2003 or interests in variable interest entities obtained after that date.  For interests in variable interest entities obtained prior to February 1, 2003, FIN No. 46 becomes effective on July 1, 2003.  Because we do not hold an interest in an entity governed by the pronouncement, we do not believe the adoption will have a significant effect on our consolidated financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS ASSOCIATED WITH FINANCIAL INSTRUMENTS

We have market risk exposure arising from changes in interest rates and foreign currency exchange rate movements.

Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our credit facility, which bear interest based on floating rates.  At December 31, 2002, after the effect of interest rate swaps, we had approximately $714.7 million of variable rate debt obligations outstanding with a weighted average interest rate of 4.13%.  A hypothetical change of 100-basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by approximately $7.1 million for 2002.

We are exposed to credit-related losses in the event of non-performance by counterparties to financial instruments including interest rate swaps, but we expect all counterparties to meet their obligations given their creditworthiness.  As of December 31, 2002, we had $125.0 million of notional amount in outstanding interest rate swaps with third parties with maturities through November 2006.

We employ a foreign currency hedging strategy to minimize potential losses in earnings or cash flows from unfavorable foreign currency exchange rate movements.  These strategies also minimize potential gains from favorable exchange rate movements.  Foreign currency exposures arise from transactions, including firm commitments and anticipated transactions, denominated in a currency other than an entity’s functional currency and from foreign-denominated revenues and profits translated back into U.S. dollars.  Based on a sensitivity analysis at December 31, 2002, a 10% adverse change in the foreign currency exchange rates could impact our results of operations by $4.6 million.  The impact by currency in which we have exposure is as follows: Euro - $0.4 million; British pound - $1.0 million; Canadian dollar - $0.6 million; Mexican peso - $0.5 million; Argentinean peso - $0.3 million; Singapore dollar - $0.2 million; Venezuela bolivar - $0.2 million; Swedish krona - $0.2 million; Indian rupee - $0.5 million and all others - $0.7 million.

Exposures are hedged primarily with foreign currency forward contracts that generally have maturity dates less than one year.  Our policy allows foreign currency coverage only for identifiable foreign currency exposures and, therefore, we do not enter into foreign currency contracts for trading purposes where the objective would be to generate profits.  As of December 31, 2002, we had a U.S. dollar equivalent of $48.6 million in outstanding forward contracts with third parties compared with $69.4 million in 2001 and $103.9 million in 2000.

Generally, we view our investments in foreign subsidiaries from a long-term perspective, and therefore, do not hedge these investments.  We use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary.

We realized foreign currency transaction gains (losses) of $(2.0) million in 2002, $0.6 million in 2001 and $(1.5) million in 2000, which is included in other expense in our Consolidated Statements of Operations.  We incurred foreign currency translation gains (losses) of $23.3 million in 2002, $(40.1) million in 2001 and $(18.2) million in 2000, which are included in other comprehensive income.  The currency gains in 2002 reflect strengthening of the Euro versus the U.S. dollar, partially offset by weakening of the Argentinean peso, Brazilian real and Venezuelan bolivar.  The currency losses in 2001 and 2000 were the result of a general strengthening of the U.S. dollar versus the Euro and other currencies of our foreign subsidiaries.

EURO CONVERSION

On January 1, 2002, Euro-denominated bills and coins were issued and 11 European Union member states (Germany, France, the Netherlands, Austria, Italy, Spain, Finland, Ireland, Belgium, Portugal and Luxembourg) adopted the Euro as their common national currency whereby only the Euro is accepted as legal currency tender.  Our financial condition, results of operations and cash flows were not materially impacted by the Euro conversion.

ITEM 8.                                       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors

The Board of Directors and Shareholders of

Flowserve Corporation

In our opinion, the accompanying consolidated balance sheets as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive income/(loss), shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Flowserve Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its previously issued financial statements for each of the years ended December 31, 2002, 2001 and 2000.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 141 “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002.  Additionally, as discussed in Note 9 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 133 “Accounting for Derivative and Hedging Activities,” as amended, on January 1, 2001.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

February 3, 2003, except as to Note 2
which is as of April 26, 2004

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(Amounts in thousands, except per share data)	2002	2001	2000
	(Restated)	(Restated)	(Restated)

Sales	$2,251,148	$1,917,332	$1,538,293
Cost of sales	1,573,478	1,313,790	1,033,580
Gross profit	677,670	603,542	504,713
Selling, general and administrative expense	477,433	411,338	361,619
Integration expense	16,179	63,043	35,211
Restructuring expense	4,347	(1,208)	19,364
Operating income	179,711	130,369	88,519
Interest expense	95,480	119,636	72,749
Interest income	(2,548)	(1,508)	(2,261)
Other expense (income), net	3,127	(1,682)	(1,733)
Earnings before income taxes	83,652	13,923	19,764
Provision for income taxes	30,784	6,560	6,875
Net earnings before extraordinary items	52,868	7,363	12,889
Extraordinary items, net of income taxes	(7,371)	(17,851)	(2,067)
Net earnings (loss)	$45,497	$(10,488)	$10,822
Earnings (loss) per share – basic:
Before extraordinary items	$1.02	$0.19	$0.34
Extraordinary items, net of income taxes	(0.14)	(0.46)	(0.05)
Net earnings (loss) per share – basic	$0.88	$(0.27)	$0.29
Earnings (loss) per share – diluted:
Before extraordinary items	$1.01	$0.19	$0.34
Extraordinary items, net of income taxes	(0.14)	(0.46)	(0.05)
Net earnings (loss) per share - diluted	$0.87	$(0.27)	$0.29

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Year ended December 31,
(Amounts in thousands)	2002	2001	2000
	(Restated)	(Restated)	(Restated)

Net earnings (loss)	$45,497	$(10,488)	$10,822
Other comprehensive income (expense):
Foreign currency translation adjustments	23,267	(40,104)	(18,165)
Minimum pension liability effects, net of tax effects	(42,947)	(16,223)	(1,149)
Cash flow hedging activity, net of tax effects:
Cumulative effect of change in accounting for hedging transactions	—	840	—
Other hedging activity	(161)	(4,985)	—
Other comprehensive expense	(19,841)	(60,472)	(19,314)
Comprehensive income (loss)	$25,656	$(70,960)	$(8,492)

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	December 31,
(Amounts in thousands, except per share data)	2002	2001
	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$49,245	$21,500
Accounts receivable, net	490,423	455,683
Inventories	419,218	342,657
Deferred taxes	26,069	39,646
Prepaid expenses	29,544	39,417
Total current assets	1,014,499	898,903
Property, plant and equipment, net	463,698	361,688
Goodwill	842,621	515,875
Other intangible assets, net	176,497	131,079
Other assets	119,747	136,383
Total assets	$2,617,062	$2,043,928

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$233,505	$181,340
Accrued liabilities	239,197	194,223
Long-term debt due within one year	38,610	44,523
Total current liabilities	511,312	420,086
Long-term debt due after one year	1,055,748	996,222
Retirement benefits and other liabilities	328,719	227,996
Commitments and contingencies
Shareholders’ equity:
Serial preferred stock, $1.00 par value, 1,000 shares authorized, no shares issued	—	—
Common shares, $1.25 par value	72,018	60,518
Shares authorized – 120,000
Shares issued – 57,614 and 48,414
Capital in excess of par value	477,635	211,113
Retained earnings	390,085	344,588
	939,738	616,219
Treasury stock, at cost – 2,794 and 3,622 shares	(63,809)	(82,718)
Deferred compensation obligation	7,332	8,260
Accumulated other comprehensive loss	(161,978)	(142,137)
Total shareholders’ equity	721,283	399,624
Total liabilities and shareholders’ equity	$2,617,062	$2,043,928

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	2002		2001		2000
	(Restated)		(Restated)		(Restated)
(Amounts in thousands)	Shares	Amount	Shares	Amount	Shares	Amount
COMMON SHARES
Beginning balance – January 1	48,414	$60,518	41,484	$51,856	41,484	$51,856
Sale of common shares	9,200	11,500	6,930	8,662	-	-
Ending balance – December 31	57,614	$72,018	48,414	$60,518	41,484	$51,856

CAPITAL IN EXCESS OF PAR VALUE
Beginning balance – January 1		$211,113		$65,785		$67,963
Stock activity under stock plans		90		(32)		(2,178)
Sale of common shares		264,032		145,360		-
Tax benefit associated with the exercise of stock options		2,400		-		–
Ending balance – December 31		$477,635		$211,113		$65,785

RETAINED EARNINGS
Beginning balance – January 1		$344,588		$355,076		$344,254
Net earnings (loss)		45,497		(10,488)		10,822
Ending balance – December 31		$390,085		$344,588		$355,076

TREASURY STOCK
Beginning balance – January 1	(3,622)	$(82,718)	(4,048)	$(92,545)	(4,071)	$(93,448)
Stock activity under stock plans	761	17,260	502	11,389	49	1,244
Other activity	67	1,649	(76)	(1,562)	(26)	(341)
Ending balance – December 31	(2,794)	$(63,809)	(3,622)	$(82,718)	(4,048)	$(92,545)

DEFERRED COMPENSATION OBLIGATION
Beginning balance – January 1		$8,260		$6,544		$–
Increases (decreases) to obligation		(928)		1,716		6,544
Ending balance – December 31		$7,332		$8,260		$6,544

ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning balance – January 1		$(142,137)		$(81,665)		$(62,351)
Foreign currency translation adjustments		23,267		(40,104)		(18,165)
Retirement plan adjustments		(42,947)		(16,223)		(1,149)
Hedging transactions		(161)		(4,145)		-
Ending balance – December 31		$(161,978)		$(142,137)		$(81,665)

TOTAL SHAREHOLDERS’ EQUITY
Beginning balance – January 1	44,792	$399,624	37,436	$305,051	37,413	$308,274
Net changes in shareholders’ equity	10,028	321,659	7,356	94,573	23	(3,223)
Ending balance – December 31	54,820	$721,283	44,792	$399,624	37,436	$305,051

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(Amounts in thousands)	2002	2001	2000
	(Restated)	(Restated)	(Restated)
Cash flows – Operating activities:
Net earnings (loss)	$45,497	$(10,488)	$10,822
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
Depreciation	56,747	48,891	42,676
Amortization	8,566	24,964	14,361
Amortization of prepaid financing fees and discount	5,149	6,736	3,074
Write-off of unamortized prepaid financing fees and discount	5,842	7,654	2,216
Other direct costs of long-term debt repayment	5,700	17,320	1,013
Net (gain) loss on the disposition of fixed assets	(1,723)	(783)	150
Impairment of assets	—	679	3,673
Change in assets and liabilities, net of acquisitions:
Accounts receivable	76,731	15,780	(70,102)
Inventories	29,525	(44,597)	(7,273)
Prepaid expenses	17,314	(17,022)	8,766
Other assets	(12,669)	(9,557)	(17,864)
Accounts payable	(5,367)	(2,186)	21,453
Accrued liabilities	(26,685)	(54,886)	(24,500)
Retirement benefits and other liabilities	36,883	(12,509)	32,753
Net deferred taxes	7,342	(17,745)	(2,787)
Net cash flows provided (used) by operating activities	248,852	(47,749)	18,431
Cash flows - Investing activities:
Capital expenditures	(30,875)	(35,225)	(27,819)
Cash received for disposals of assets	8,720	8,723	5,404
Payments for acquisitions, net of cash acquired	(535,067)	(1,685)	(770,714)
Net cash flows used by investing activities	(557,222)	(28,187)	(793,129)
Cash flows - Financing activities:
Net (repayments) borrowings under lines of credit	(70,000)	70,000	(91,011)
Proceeds from long-term debt	795,306	420	1,284,469
Payments on long-term debt	(683,923)	(155,580)	(358,488)
Payment of prepaid financing fees	(6,080)	—	(46,474)
Other direct costs of long-term debt repayment	—	(17,320)	(1,013)
Proceeds from issuance of common stock	275,925	154,019	—
Net proceeds from stock option activity	16,850	7,999	615
Net cash flows provided by financing activities	328,078	59,538	788,098
Effect of exchange rate changes	8,037	(4,443)	(1,522)
Net change in cash and cash equivalents	27,745	(20,841)	11,878
Cash and cash equivalents at beginning of year	21,500	42,341	30,463
Cash and cash equivalents at end of year	$49,245	$21,500	$42,341

Income taxes paid (net of refunds)	$4,895	$15,444	$19,880
Interest paid	$87,923	$125,190	$45,704

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts are in thousands, except per share data)

NOTE 1.                              SIGNIFICANT ACCOUNTING POLICIES AND ACCOUNTING DEVELOPMENTS

Flowserve produces engineered and industrial pumps, industrial valves, control valves, nuclear valves, valve actuation and precision mechanical seals, and provides a range of related flow management services worldwide, primarily for the process industries.  Equipment manufactured and serviced by us is predominately used in industries that deal with difficult-to-handle and corrosive fluids as well as environments with extreme temperatures, pressure, horsepower and speed.  Our businesses are affected by economic conditions in the U.S. and other countries where our products are sold and serviced, by the cyclical nature of the petroleum, chemical, power, water and other industries served, by the relationship of the U.S. dollar to other currencies, and by the demand for and pricing of our customers’ products.  We believe the impact of these conditions is somewhat mitigated by the strength and diversity of our product lines, geographic coverage and significant installed base, which provides potential for an annuity stream of revenue from parts and services.

Principles Of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries.  Intercompany profits, transactions and balances have been eliminated.  Investments in unconsolidated affiliated companies, which represent all nonmajority ownership interests, are carried on the equity basis, which approximates our equity interest in their underlying net book value.

Basis Of Comparison

Certain amounts in 2001 and 2000 have been reclassified to conform with the 2002 presentation.  Effective January 1, 2003, we realigned certain small sites between segments.  Accordingly, the segment information for all periods presented herein has been reported under the new organization structure.

Use Of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of estimates and assumptions to determine reported amounts of certain assets, liabilities, revenues and expenses.  Our most significant estimates include our:

•          allowance for doubtful accounts;

•          reserve for excess and obsolete inventories;

•          deferred tax asset valuation allowances;

•          restructuring accruals;

•          legal and environmental accruals;

•          warranty accruals;

•          insurance accruals;

•          pension and postretirement benefit obligations; and

•          valuation of goodwill, indefinite-lived intangible assets and other long-lived assets.

These significant estimates are reviewed quarterly with our Audit/Finance Committee.

Revenue Recognition

Revenues are recognized based on the shipping terms agreed to with the customer and fulfillment of all but inconsequential or perfunctory actions required, which is the point of title transfer, unless the customer order requires formal acceptance under which circumstances revenue is not recognized until formal acceptance has been received.  Revenue on service contracts is recognized after the services have been rendered and accepted by the customer.  In addition, our policy requires prior to shipment the persuasive evidence of an arrangement, a fixed or determinable sales price and reasonable assurance of collectibility.  Revenue for longer-term contracts defined as contracts longer than nine-months in duration, with contract values over $750,000 and progress billings from the customer are recorded on the percentage of completion method calculated on a cost-to-cost basis.  Percentage of completion represents approximately 5-10% of consolidated revenues.  Revenues generated under fixed fee service and repair contracts, which represent approximately 1% of consolidated revenues, are recognized ratably over the term of the contract, which ranges from 2-5 years.

Allowance For Doubtful Accounts And Credit Risk

Accounts receivable are stated net of the allowance for doubtful accounts of $21,010 and $20,800 at December 31, 2002 and 2001, respectively.

The allowance for doubtful accounts is established based on estimates of the amount of uncollectible accounts receivable.  The amount of the allowance is determined based upon the aging of the receivable, customer credit history, industry and market segment information, economic trends and conditions, credit reports and customer financial condition.  Customer credit issues, customer bankruptcies or general economic conditions can also affect the estimates.

Credit risk may be mitigated by the large number of customers in our customer base across many different geographic regions and an analysis of the creditworthiness of such customers.  Additionally, we maintain a credit insurance policy for our European subsidiaries.  Under the policy, we generally receive funds from the third party insurer, net of deductible, in instances where customers covered by the policy are unable to pay.

As of December 31, 2002 and 2001, we do not believe that we had significant concentrations of credit risk.

Inventories

Inventories are stated at the lower-of-cost or market.  Cost is determined for U.S. inventories by the last-in, first-out (LIFO) method and for other inventories by the first-in, first-out (FIFO) method.  Reserves for excess and obsolete inventories are based on our assessment of market conditions for our products determined by historical usage and estimated future demand.  These estimates are generally not subject to significant volatility, except for product rationalizations generally associated with acquisition integration programs, due to the relatively long life cycle of our products.

Income Taxes, Deferred Taxes And Tax Valuation Allowances

We account for income taxes under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are calculated using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.  Valuation allowances reflect the likelihood of the recoverability of any such assets. We record valuation allowances to reflect the estimated amount of deferred tax assets that may not be realized based upon our analysis of existing net operating losses and tax credits by jurisdiction and expectations of our ability to utilize these tax attributes through a review of past, current and estimated future taxable income and establishment of tax strategies.  These estimates could be impacted by changes in future taxable income and the results of tax strategies.

Restructuring Reserves

Restructuring reserves are generally established in conjunction with an acquisition.  Such reserves reflect many estimates including costs pertaining to employee separation, settlements of contractual obligations and other matters associated with exiting a facility.  Restructuring costs related to facilities and employees of an acquired business generally become a component of goodwill, whereas non-acquisition related restructuring costs are recorded as restructuring expense in the statement of operations.  Reserve requirements for each restructuring plan are assessed quarterly and susceptible to adjustment due to revisions of cost estimates and other changes in planned restructuring activities.

Warranty Accruals

Warranty obligations are based upon product failure rates, materials usage and service delivery costs.  We estimate our warranty provisions based upon an analysis of all identified or expected claims and an estimate of the cost to resolve those claims.  The estimates of expected claims are generally a factor of historical claims.  Changes in claim rates, differences between actual and expected warranty costs and our facility rationalization activities could impact warranty obligation estimates.

Insurance Accruals

Insurance accruals are recorded based upon an analysis of our claim loss history, insurance deductibles, policy limits and an estimate of incurred but not reported claims.  The estimates are based upon information received from our insurance company adjusters.  Changes in claims and differences between actual and expected claim losses could impact the accrual in the future.

Pension And Postretirement Benefits Obligations

Determination of the value of the pension and postretirement benefits liabilities is based on estimates made by management in consultation with independent actuaries.  Inherent in these valuations are key assumptions including discount rates, market value of plan assets, expected return on plan assets, life expectancy and assumed rate of increase in wages or in health care costs.  Current market conditions, including changes in rates of returns, interest rates and medical inflation rates are considered in selecting these assumptions.  Changes in the related pension and postretirement benefit costs may occur in the future due to changes in the assumptions used and changes resulting from fluctuations in the number of plan participants.

Valuation Of Goodwill, Indefinite-Lived Intangible Assets And Other Long-Lived Assets

We test the value of our goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter or whenever events or circumstances indicate such assets may be impaired.  The test involves significant judgment in estimating projections of fair value generated through future performance of each of our reporting units which correlate to our operating segments.  Each operating segment constitutes a business with discrete financial information that is regularly reviewed by management.  We consider each of our three operating segments to constitute distinct reporting units and assess impairment at the operating segment level.  The net realizable value of other long-lived assets, including property, plant and equipment, is reviewed periodically, when indicators of potential impairments are present, based upon an assessment of the estimated future cash flows related to those assets.

Due to uncertain market conditions and potential changes in strategy and product portfolio, it is possible that forecasts used to support asset carrying values may change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.

Foreign Currency Translation

We translate the assets and liabilities of our foreign affiliates at current exchange rates, while we translate income and expenses at average rates for the period.  Translation gains and losses are generally reported as a component of accumulated other comprehensive income or loss.

Transaction and translation gains and losses arising from intercompany balances are reported as a component of accumulated other comprehensive income or loss when the underlying transaction stems from a long-term equity investment or from debt designated as not due in the foreseeable future.  Otherwise, we recognize transaction gains and losses arising from intercompany transactions as a component of income.  Where intercompany balances are not long-term investment related or not designated as due beyond the foreseeable future, we generally mitigate risk associated with transaction gains and losses by entering into forward exchange contracts.  See Note 9 for further discussion of these contracts.

Stock-Based Compensation

At December 31, 2002, we had several stock-based employee compensation plans, which are described more fully in Note 8.  We account for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for

Stock Issued to Employees,” and related Interpretations.  Generally, no stock-based employee compensation cost is reflected in net earnings for stock option grants, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant.  Awards of restricted stock are generally valued at the market price of our common stock on the date of grant and recorded as unearned compensation within shareholder’s equity.  The unearned compensation is amortized to compensation expense over the vesting period of the restricted stock.

The following table illustrates the effect on net earnings and earnings (loss) per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Year ended December 31,
(Amounts in thousands, except per share amounts)	2002	2001	2000
	(Restated)	(Restated)	(Restated)

Net earnings (loss), as reported	$45,497	$(10,488)	$10,822

Restricted stock compensation expense included in net earnings, net of related tax effects	472	842	687

Less: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(3,562)	(3,713)	(4,505)

Pro forma net earnings (loss)	$42,407	$(13,359)	$7,004

Earnings (loss) per share – basic:
As reported	$0.88	$(0.27)	$0.29
Pro forma	$0.82	$(0.35)	$0.19

Earnings (loss) per share - diluted:
As reported	$0.87	$(0.27)	$0.29
Pro forma	$0.81	$(0.35)	$0.19

Because the determination of the fair value of all options granted includes an expected volatility factor and because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects for future years.

Business Combinations

All business combinations referred to in these financial statements used the purchase method of accounting, under which we allocate the purchase price to the identifiable tangible and intangible assets, recognizing goodwill when the purchase price exceeds fair value of such identifiable assets.  Net assets of the companies acquired are recorded at their fair value on the date of acquisition and any excess of purchase price over fair value of the identifiable net assets is recorded as goodwill.  Statement of Financial Accounting Standards (SFAS) No. 141 requires use of the purchase method for all business combinations completed after June 30, 2001.

Short-Term Investments

We place our temporary cash investments with financial institutions and, by policy, invest in those institutions and instruments that have minimal credit and market risk.  These investments, with an original maturity of three months or less when purchased, are classified as cash equivalents.  They are highly liquid with principal values not subject to significant risk of change due to interest rate fluctuations.

Property, Plant and Equipment, and Depreciation

Property, plant and equipment are stated on the basis of cost.  Depreciation is computed by the straight-line method based on the estimated useful lives of the depreciable assets for financial statement purposes and by accelerated methods for income tax purposes.  The estimated useful lives of the assets are:

Buildings and improvements	10 to 40 years
Furniture and fixtures	3 to 7 years
Machinery and equipment	3 to 12 years
Capital leases	3 to 25 years

Intangible Assets

Intangible assets, excluding trademarks which are considered to have an indefinite life, consist primarily of engineering drawings, distribution networks, software, patents and other items that are being amortized over their useful lives generally ranging from 9 to 40 years.  These assets are reviewed for impairment whenever events and circumstances indicate impairment may have occurred.

Legal And Environmental Accruals

Legal and environmental reserves are recorded based upon a case-by-case analysis of the facts, circumstances and related costs.  The costs relating to legal and environmental liabilities are estimated and recorded when it is probable that a loss has been incurred and such loss is estimable.  Assessments of legal and environmental costs are based on information obtained from our independent and in-house experts and our loss experience in similar situations.  The estimates may vary in the future due to new developments regarding the facts and circumstances of each matter.

Derivatives and Hedging Activities

We enter into forward contracts for purposes of hedging certain transactions denominated in foreign currencies.  As part of our risk management strategy, we also enter into interest rate swap agreements for the purpose of hedging our exposure to floating interest rates on certain portions of our debt.  We have a risk-management and derivatives policy statement outlining the conditions under which we can enter into hedging or forward transactions.

We employ a foreign currency hedging strategy to minimize potential losses in earnings or cash flows from unfavorable foreign currency exchange rate movements.  These strategies also minimize potential gains from favorable exchange rate movements.  Foreign currency exposures arise from transactions, including firm commitments and anticipated transactions, denominated in a currency other than an entity’s functional currency and from foreign-denominated revenues and profits translated into U.S. dollars.  The primary currencies to which we have exposure are the Euro, British pound, Canadian dollar, Mexican peso, Japanese yen, Singapore dollar, Brazilian real, Australian dollar, Argentinean peso and Venezuelan bolivar.

Beginning January 1, 2001, all derivatives are recognized on the balance sheet at their fair value.  On the date that we enter into a derivative contract, we designate the derivative as (1) a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge); or (2) a foreign currency fair value or cash flow hedge (a “foreign currency” hedge).  Changes in the fair value of a derivative that is highly effective, designated and qualified as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction.  Changes in the fair value of foreign currency hedges are recorded in other comprehensive income since they satisfy the criteria for a cash flow hedge.  Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative do not mirror the change in the cash flow of the forecasted transaction) is recorded in current period earnings.

We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking various hedge transactions.  This process includes linking all derivatives that are designated as fair value, cash flow, or foreign currency hedges to (1) specific assets and liabilities on the balance sheet or (2)

specific firm commitments or forecasted transactions.  We also formally assess (both at the inception of the hedge and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods.

We discontinue hedge accounting prospectively when:

•            the derivative no longer effectively offsets changes in the fair value or cash flows of a hedged item (such as firm commitments or forecasted transactions);

•            the derivative expires, terminates or is sold;

•            the forecasted transaction is not probable to occur;  or

•            management determines that designating the derivative as a hedging instrument is no longer appropriate.

When we discontinue hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, we reclassify the gain or loss on the derivative remaining in accumulated other comprehensive income into earnings.  In all situations in which we discontinue hedge accounting and the derivative remains outstanding, we will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current period earnings.

Research And Development Expense

Research and development costs are charged to expense when incurred.  Aggregate research and development costs were $24.4 million in 2002, $23.4 million in 2001 and $24.8 million in 2000.

Fair Values Of Financial Instruments

The carrying amounts of our financial instruments approximate fair value at December 31, 2002, except for our debt, which had a carrying value of $1,094 million and an estimated fair value of  $1,119 million.  The debt had a carrying value of $1,041 million and an estimated fair value of $1,077 million at December 31, 2001.

Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	Year ended December 31,
(Amounts in thousands, except per share amounts)	2002	2001	2000
	(Restated)	(Restated)	(Restated)

Earnings before extraordinary items	$52,868	$7,363	$12,889
Extraordinary items, net of income taxes	(7,371)	(17,851)	(2,067)
Net earnings (loss)	$45,497	$(10,488)	$10,822
Denominator for basic earnings per share – weighted average shares	51,836	38,719	37,823
Effect of potentially dilutive securities	357	611	19
Denominator for diluted earnings per share – weighted average shares adjusted for dilutive securities	52,193	39,330	37,842
Earnings per share – basic:
Before extraordinary items	$1.02	$0.19	$0.34
Extraordinary items	(0.14)	(0.46)	(0.05)
Net earnings (loss) per share	$0.88	$(0.27)	$0.29
Earnings per share – diluted:
Before extraordinary items	$1.01	$0.19	$0.34
Extraordinary items	(0.14)	(0.46)	(0.05)
Net earnings (loss) per share	$0.87	$(0.27)	$0.29

Options outstanding with an exercise price greater than the average market price of the common stock were not included in the computation of diluted earnings per share.  The weighted average number of such options totaled 1,171,411 and 3,413,411 for 2002 and 2000, respectively.  For 2001, the computation of diluted net loss per ordinary share was antidilutive, and therefore as required under SFAS No. 128, the amounts reported for basic and diluted net loss per ordinary share were the same.

Accounting Developments

Pronouncements Implemented

During June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  Adoption of SFAS No. 141 required us to account for all future business combinations occurring after June 30, 2001, using the purchase method.  Pursuant to adoption of SFAS No. 142, we ceased amortizing goodwill and indefinite-lived intangible assets, both of which are now subject to periodic impairment tests. We adopted both SFAS No. 141 and No. 142 effective January 1, 2002.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of,” and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale whether such assets are or are not deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations.  We adopted SFAS No. 144 on January 1, 2002, which resulted in no material effect to the consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation,” which became effective for us upon its issuance.  SFAS No. 148 provides three transition options for companies that account for stock-based compensation, such as stock options, under the intrinsic-value method to convert to the fair value method.  SFAS No. 148 also revised the prominence and character of the disclosures related to companies’ stock-based compensation.  In complying with the new reporting requirements of SFAS No. 148, we elected to continue using the intrinsic-value method to account for qualifying stock-based compensation, as permitted by SFAS No. 148 for 2002.  We have, however, included the disclosures prescribed by SFAS No. 148 within the consolidated financial statements. For 2003, we are evaluating whether to adopt a transition option to expense stock-based compensation under the provisions of SFAS No. 148.

During November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN No. 45 generally requires a guarantor to recognize a liability for obligations arising from guarantees.  FIN No. 45 also requires new disclosures for guarantees meeting certain criteria outlined in that pronouncement.  The disclosure requirements of FIN No. 45 are effective for us at December 31, 2002 and have been implemented as of that date.  The recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis for guarantees issued or modified after December 31, 2002.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions”, which became effective for us upon issuance.  SFAS No. 147 does not have applicability to us and therefore its implementation did not impact our financial position or results of operations.

Pronouncements Not Yet Implemented

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  Generally, this pronouncement requires companies to recognize the fair value of liabilities for retiring their facilities and equipment at the point that legal obligations associated with their retirement are incurred, with an offsetting increase to the carrying value of the facility.  The expense associated with the retirement becomes a component of a facility’s depreciation, which is recognized over its useful life. Although SFAS No. 143 becomes effective for us on January 1, 2003, we do not believe the adoption will have a significant effect on our consolidated financial position or results of operations due to limited abandonment and retirement obligations associated with our facilities.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  The most significant impact of SFAS No. 145 is to eliminate the requirement that gains and losses from the extinguishment of debt be classified as an extraordinary item unless these items are infrequent and unusual in nature.  SFAS No. 145 is effective for us on January 1, 2003.  Upon adoption of SFAS No. 145, we will reclassify the previously reported extraordinary items, which relate to early extinguishment of debt, as a component of earnings before income taxes.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized initially at fair value when the liability is incurred.  Under current accounting rules, costs to exit or dispose of an activity are generally recognized at the date that the exit or disposal plan has been committed to and communicated.  SFAS No. 146 is effective for us on January 1, 2003 and will be applied on a prospective basis.

During January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.”  FIN No. 46 provides guidance for companies having ownership of variable interest entities, typically referred to as special purpose entities, in determining whether to consolidate such variable interest entities.  FIN No. 46 has immediate applicability for variable interest entities created after January 31, 2003 or interests in variable interest entities obtained after that date.  For interests in variable interest entities obtained prior to February 1, 2003, FIN No. 46 becomes effective on July 1, 2003.  Because we do not hold an interest in an entity governed by the pronouncement, we do not believe the adoption will have a significant effect on our consolidated financial position or results of operations.

NOTE 2.                              RESTATEMENT

On February 3, 2004, we announced our intention to restate our unaudited financial results for the nine months ended September 30, 2003 and the full years (and related unaudited quarterly data) 2002, 2001 and 2000 as a result of identifying certain adjustments required to properly state these periods. The accompanying restated consolidated financial statements reflect adjustments made to previously reported financial statements for each of the years ended December 31, 2002, 2001 and 2000. The restatement, primarily affecting our pump and valve segments, principally relates to correcting: inventory amounts and related cost of sales; various non-inventory account balances; the computation of the 2002 and 2001 income tax provisions; and the classification of various balance sheet accounts.  The restatement reduced reported earnings before income taxes by $8.5 million, $11.7 million and $3.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Inventory And Cost Of Sales Adjustments

The inventory and cost of sales adjustments primarily resulted from reconciliation issues at two of our reporting locations due to difficulties associated with converting to new computer systems. The difficulties in executing the conversions and related reconciliation issues resulted in inventory amounts not being properly charged to cost of sales in the appropriate periods. These adjustments reduced reported earnings before income taxes by an aggregate $7.0 million, $10.3 million and $1.2 million for 2002, 2001 and 2000, respectively.  Additionally, we restated for adjustments to cost of sales resulting from inventory and related account reconciliations at a limited number of other locations which reduced reported earnings before income taxes by $0.6 million, $0.5 million and $1.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Other Adjustments

The restatement reduces reported earnings before income taxes by $0.9 million, $0.9 million and $1.2 million for 2002, 2001 and 2000, for adjustments identified during the reconciliation of cash, intercompany transactions, investments in affiliates, equipment and accrued liabilities balances as well as foreign exchange transactions.

Tax Adjustments

The restatement includes the tax effects of the aforementioned adjustments plus adjustments to reduce net income by $1.2 million and $1.4 million to correct for certain elements of the computation of the tax provision for 2002 and 2001, respectively.

Balance Sheet Adjustments

We have restated amounts within the balance sheet accounts to appropriately classify tax assets and liabilities, including the establishment of deferred taxes related to the cumulative translation adjustment account.

We also intend to restate our unaudited financial results for the nine months ended September 30, 2003 to increase reported income before income taxes by $2.1 million to adjust for the aforementioned entries not being recognized in the appropriate periods, including adjustments for certain inappropriate accounting entries made without proper substantiation.

The following table shows the effect of the restatement on our previously issued financial statements:

	Year ended December 31,
Increase (decrease) in net earnings (Amounts in millions, except per share data)	2002	2001	2000
Net earnings (loss) - as previously reported	$53.0	$(1.5)	$13.2

Adjustments (pretax):
Inventory and cost of sales adjustments	(7.6)	(10.8)	(2.2)
Other adjustments	(0.9)	(0.9)	(1.2)
Total adjustments (pretax)	(8.5)	(11.7)	(3.4)

Tax adjustments	1.0	2.7	1.0

Net earnings (loss) - as restated	$45.5	$(10.5)	$10.8

Net earnings (loss) per share - basic - as previously reported	$1.02	$(0.04)	$0.35
Per share effect of restatement adjustments	(0.14)	(0.23)	(0.06)

Net earnings (loss) per share - basic - as restated	$0.88	$(0.27)	$0.29

Net earnings (loss) per share - diluted - as previously reported	$1.02	$(0.04)	$0.35
Per share effect of restatement adjustments	(0.15)	(0.23)	(0.06)

Net earnings (loss) per share - diluted - as restated	$0.87	$(0.27)	$0.29

The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Statement of Operations for the years ended December 31, 2002, 2001 and 2000:

	Year ended December 31,
(Amounts in millions, except per share data)	2002	2002	2001	2001	2000	2000
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Sales	$2,251.3	$2,251.1	$1,917.5	$1,917.3	$1,538.3	$1,538.3
Cost of sales	1,565.8	1,573.4	1,302.9	1,313.7	1,031.4	1,033.6
Gross profit	685.5	677.7	614.6	603.6	506.9	504.7
Selling, general and administrative expense	476.8	477.5	410.6	411.4	360.3	361.6
Integration expense	16.2	16.2	63.0	63.0	35.2	35.2
Restructuring expense	4.3	4.3	(1.2)	(1.2)	19.4	19.4
Operating income	188.2	179.7	142.2	130.4	92.0	88.5
Interest expense, net	92.9	92.9	118.1	118.1	70.3	70.4
Other expense (income), net	3.1	3.1	(1.5)	(1.6)	(1.5)	(1.7)
Earnings before income taxes	92.2	83.7	25.6	13.9	23.2	19.8
Provision for income taxes	31.8	30.8	9.2	6.5	7.9	6.9
Net earnings before extraordinary items	60.4	52.9	16.4	7.4	15.3	12.9
Extraordinary items, net of income taxes	(7.4)	(7.4)	(17.9)	(17.9)	(2.1)	(2.1)
Net earnings (loss)	$53.0	$45.5	$(1.5)	$(10.5)	$13.2	$10.8
Earnings (loss) per share – basic:
Before extraordinary items	$1.16	$1.02	$0.42	$0.19	$0.40	$0.34
Extraordinary items, net of income taxes	(0.14)	(0.14)	(0.46)	(0.46)	(0.05)	(0.05)
Net earnings (loss) per share – basic	$1.02	$0.88	$(0.04)	$(0.27)	$0.35	$0.29
Earnings (loss) per share – diluted:
Before extraordinary items	$1.16	$1.01	$0.42	$0.19	$0.40	$0.34
Extraordinary items, net of income taxes	(0.14)	(0.14)	(0.46)	(0.46)	(0.05)	(0.05)
Net earnings (loss) per share - diluted	$1.02	$0.87	$(0.04)	$(0.27)	$0.35	$0.29

The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Balance Sheet at December 31, 2002 and 2001:

	December 31,
(Amounts in millions)	2002	2002	2001	2001
	As Previously Reported	As Restated	As Previously Reported	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$49.3	$49.2	$21.5	$21.5
Accounts receivable, net	490.8	490.4	455.9	455.7
Inventories	431.2	419.2	347.6	342.7
Deferred taxes	26.5	26.1	36.3	39.6
Prepaid expenses	33.2	29.6	36.8	39.4
Total current assets	1,031.0	1014.5	898.1	898.9
Property, plant and equipment, net	464.4	463.7	362.4	361.7
Goodwill	833.5	842.6	515.2	515.9
Other intangible assets, net	176.5	176.5	131.1	131.1
Other assets	102.2	119.7	145.2	136.3
Total assets	$2,607.6	$2,617.0	$2,052.0	$2,043.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$230.6	$233.5	$178.5	$181.3
Accrued liabilities	222.8	239.2	193.8	194.3
Long-term debt due within one year	38.6	38.6	44.5	44.5
Total current liabilities	492.0	511.3	416.8	420.1
Long-term debt due after one year	1,055.7	1,055.7	996.2	996.2
Retirement benefits and other liabilities	304.2	328.7	228.0	228.0
Commitments and contingencies
Shareholders’ equity:
Serial preferred stock	—	—	—	—
Common shares	72.0	72.0	60.5	60.5
Capital in excess of par value	477.6	477.6	211.1	211.1
Retained earnings	409.1	390.1	356.0	344.5
Treasury stock	(63.8)	(63.8)	(82.7)	(82.7)
Deferred compensation obligation	7.3	7.3	8.3	8.3
Accumulated other comprehensive loss	(146.5)	(161.9)	(142.2)	(142.1)
Total shareholders’ equity	755.7	721.3	411.0	399.6
Total liabilities and shareholders’ equity	$2,607.6	$2,617.0	$2,052.0	$2,043.9

The notes to these consolidated financial statements have been restated, as applicable, to reflect the restatement adjustments shown above.

NOTE 3.                              GOODWILL AND OTHER INTANGIBLE ASSETS

On January 1, 2002, we adopted SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires that all prospective business combinations be accounted for using the purchase method, under which an acquiring company allocates the purchase price to the identifiable assets and liabilities, and recognizes goodwill when the purchase price exceeds the fair value of such identifiable assets and liabilities.  Additionally, SFAS No. 141 establishes specific criteria for the recognition of intangible assets separately from goodwill.  SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition.  The most significant changes made by SFAS No. 142 require the cessation of systematic amortization of goodwill and indefinite-lived intangible assets, instead requiring impairment testing on at least an annual basis.  Additionally, the amortization period of intangible assets is no longer limited to forty years.

Upon implementation of SFAS Nos. 141 and 142, we reclassified acquired workforce intangible assets with a net carrying value of $18.5 million to goodwill as acquired workforce intangible assets do not meet the new criteria for recognition apart from goodwill.  We also determined that $31.1 million in acquired trademark intangible assets have indefinite useful lives and no longer systematically amortize these intangible assets.

Under SFAS No. 142, impairment for goodwill and indefinite-lived intangibles is assessed at the reporting unit level annually and whenever events or circumstances indicate impairment may exist.  We consider each of our three operating segments to constitute distinct reporting units and assess impairment at the operating segment level.  During the second quarter of 2002, we completed the required transitional impairment tests for goodwill and indefinite-lived intangible assets and determined these assets were not impaired.  We conducted a similar test during the fourth quarter of 2002, which also revealed no impairment to these assets.  Amortization of goodwill, workforce intangible assets (which were reclassified to goodwill upon adoption of SFAS No. 142) and trademark intangible assets with indefinite useful lives totaled $19.7 million and $11.5 million on a pretax basis for 2001 and 2000.

The following table reflects consolidated results for the years ended December 31, 2001 and 2000 adjusted as though we implemented SFAS No. 141 and No. 142 occurred on January 1, 2000:

	Year ended December 31,
	Before Extraordinary Items		After Extraordinary Items
(Amounts in thousands, except per share amounts)	2001	2000	2001	2000
	(Restated)	(Restated)	(Restated)	(Restated)

Net earnings (loss), as reported	$7,363	$12,889	$(10,488)	$10,822
Amortization of:
Goodwill	11,963	6,752	11,963	6,752
Workforce intangible assets	1,743	595	1,743	595
Trademarks	585	221	585	221
Adjusted net earnings	$21,654	$20,457	$3,803	$18,390

Net earnings (loss) per share, as reported	$0.19	$0.34	$(0.27)	$0.29
Amortization of:
Goodwill	0.30	0.17	0.30	0.17
Workforce intangible assets	0.05	0.02	0.05	0.02
Trademarks	0.02	0.01	0.02	0.01
Adjusted net earnings per share	$0.56	$0.54	$0.10	$0.49

The following tables provide information about intangible assets:

		December 31, 2002				December 31, 2001
(Amounts in thousands, except years)	Useful Life (years)	Gross Amount	Change Due To Currency	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Engineering drawings(1)	10 – 22.5	$79,985	$1,043	$81,028	$(8,452)	$63,500	$(4,267)
Distribution networks	15	13,700	—	13,700	(1,964)	13,700	(1,051)
Software	10	5,900	—	5,900	(1,423)	5,900	(833)
Patents	9.5 – 15.5	25,205	1,004	26,209	(3,024)	2,690	(1,430)
Other (2)	3 – 40	8,050	15	8,065	(3,211)	27,610	(5,800)
		$132,840	$2,062	$134,902	$(18,074)	$113,400	$(13,381)

Indefinite-lived intangible assets:
Trademarks		$57,889	$1,780	$59,669		$31,060

(1)   Engineering drawings represent the estimated value associated with specific product and component schematics.  These assets have been recognized as a result of our acquisitions of IFC and IDP and have been valued based upon independent third party appraisals.

(2)          Other amortized intangible assets at December 31, 2001 include net acquired workforce intangible assets of $18,501 that were reclassified to goodwill upon the implementation of SFAS No. 142 on January 1, 2002.

As a result of the acquisition of Invensys plc’s flow control division in May 2002, we acquired approximately $73.7 million of intangible assets.  The amounts assigned to the acquired intangible assets arising from this acquisition are based on valuation studies prepared by third party experts and are summarized below:

Intangible Assets	Amount Acquired (millions)	Weighted Average Life (years)	Amortized
Engineering drawings	$17.6	10	Yes
Patents	$23.9	11	Yes
Other	$3.8	3	Yes
Trademarks	$28.3	Indefinite	No
Domain names	$0.1	Indefinite	No

The following schedule outlines actual amortization recognized during 2002 and an estimate of future amortization based upon the intangible assets owned at December 31, 2002:

Amortization expense (in thousands):
Actual for year ending December 31, 2002	$8,566
Estimated for year ending December 31, 2003	$10,176
Estimated for year ending December 31, 2004	$10,176
Estimated for year ending December 31, 2005	$9,209
Estimated for year ending December 31, 2006	$8,749
Estimated for year ending December 31, 2007	$8,714

We consider each of our three operating segments to be a separate reporting unit.  Each segment constitutes a business with discrete financial information that is reviewed by management.  The changes in the carrying amount of goodwill for the year ending December 31, 2002 are as follows:

(Amounts in thousands)	Flowserve Pump	Flow Solutions	Flow Control	Other	Total

Balance as of December 31, 2001 (Restated)	$432,895	$21,929	$41,582	$19,469	$515,875
Reclassification of workforce intangible assets to goodwill	18,501	—	—	—	18,501
Acquisition (see Note 4)	—	—	297,361	—	297,361
Other reclassifications	8,671	4,784	4,828	(19,469)	(1,186)
Currency translation	2,479	2,799	6,792	—	12,070
Balance as of December 31, 2002 (Restated)	$462,546	$29,512	$350,563	$—	$842,621

Other reclassifications include the allocation of previously unallocated goodwill to our reporting units and other reclassifications from intangible assets in connection with the implementation of SFAS No. 142.

Effective July 1, 2002, we realigned our operating segments.  Previously, the Flow Solutions Division included seal manufacturing operations as well as all service and repair to flow control equipment.  Under the new alignment, pump services and valve services have been included in Flowserve Pump Division and Flow Control Division, respectively.  Accordingly, goodwill associated with the pump service and valve service businesses of $39.3 million and $6.7 million, respectively, has been reclassified for all periods presented herein to conform to the new organization structure.

NOTE 4.                              ACQUISITIONS

The operating results of Invensys plc’s flow control division, Ingersoll-Dresser Pump Company and Innovative Valve Technologies (“Invatec”) have been included in the consolidated statement of operations from the date of acquisition.  The purchase price for each acquisition has been allocated to assets acquired and liabilities assumed based on estimated fair value at the date of acquisition.

Invensys Flow Control

On May 2, 2002, we completed the acquisition of Invensys plc’s flow control division (“IFC”) for the contractual purchase price of $535 million, subject to adjustment pursuant to the terms of the purchase and sale agreement.  In addition, we incurred $6.1 million of costs associated with consummation of the acquisition including investment banking, legal, actuarial and accounting fees.  The total purchase price including such costs through December 31, 2002 was $541 million.  IFC manufactures valves, actuators and associated flow control products, and provides us with a more balanced mix of revenue among pumps, valves and seals as well as a more diversified geographic and end market mix.  We financed the acquisition and associated transaction costs with a combination of bank financing, as more fully described in Note 11, and net proceeds of approximately $276 million received from the issuance of 9.2 million common shares in April 2002.

The table below reflects our unaudited pro forma results as if the IFC acquisition had taken place at the beginning of 2002 and 2001, including estimated purchase accounting adjustments and financing costs.  The non-recurring $5.2 million purchase accounting adjustment associated with the required write-up and subsequent sale of IFC inventory after acquisition has also been presented in the pro forma information for 2001 to reflect a theoretical acquisition date of January 1, 2001.

	Year ended December 31,
(Amounts in thousands, except per share amounts)	2002	2001
	(Restated)	(Restated)

Net sales	$2,408,485	$2,442,026
Operating income	194,772	190,805
Net earnings before extraordinary items	63,818	35,508
Net earnings	56,447	17,658

Net earnings per share (basic):
Before extraordinary items	$1.23	$0.92
Net earnings	1.09	0.46

Net earnings per share (diluted):
Before extraordinary items	$1.22	$0.90
Net earnings	1.08	0.45

The pro forma information does not purport to represent what our results of operations actually would have been had such transactions or events occurred on the dates specified, or to project our results of operations for any future period.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the IFC acquisition:

(Amounts in millions)
Current assets	$180
Non-current assets, excluding goodwill	210
Goodwill	297	(1)
Total assets acquired	$687

Current liabilities	$86	(2)
Non-current liabilities	60
Total liabilities assumed	$146
Total purchase price including transaction costs	$541

(1)          Includes $123.5 million which we consider deductible for income tax purposes.

(2)          Represents $92 million of current liabilities assumed reduced by $6.1 million of transaction costs incurred.

The purchase price allocation may require further refinements upon finalization of the beginning balance sheet, including deferred tax effects.  We expect to finalize the purchase price allocation during the second quarter of 2003.

Ingersoll-Dresser Pump Company And Innovative Valve Technologies

In August 2000, we completed a $775 million cash acquisition of Ingersoll-Dresser Pump Company (“IDP”), a leading manufacturer of pumps with a diverse mix of pump products and customers with operations in 30 countries.  The acquisition was financed with a combination of senior secured term loans and issuance of senior subordinated notes.  Upon closing of the transaction, we refinanced our existing debt into the new senior secured credit facility.  In addition, we incurred $10.7 million of costs associated with consummating the acquisition including investment banking, legal, actuarial and accounting fees.  As a result, the total purchase price including acquisition costs was $785.7 million.

In January 2000, we acquired Innovative Valve Technologies, Inc. (Invatec), a company principally engaged in providing comprehensive maintenance, repair, replacement and value-added distribution services for valves, piping systems, instrumentation and other process-system components for industrial customers.

We acquired all of the outstanding stock of Invatec and assumed Invatec’s existing debt and related obligations.  The $16.6 million acquisition was financed through our working capital.  Concurrent with consummation of the acquisition, Invatec’s net debt of $87.7 million was paid off through borrowings under our revolving credit agreement.

NOTE 5.                              FACTORED ACCOUNTS RECEIVABLE

During December 2002, we, through certain of our German and British subsidiaries, entered into agreements whereby we factored certain non-intercompany, current accounts receivable without recourse.  The agreements which run through December 2005, with options for renewal, permit a maximum factoring equivalent of $50 million.

Under the program, the factors, which are third party financial institutions, purchase the receivables from us by advancing 80% of the face value of the underlying receivables.  We are entitled to the remaining 20%, net of factoring fees, from the factors upon collection from the customer.  Upon collection of a factored receivable, the program generally permits us to replace that collection with another previously unfactored qualifying receivable.  We retained the responsibility for servicing and collecting the receivables.  At December 31, 2002, we had received approximately $17 million in cash from the factors, which represents their purchase of $21 million of receivables.  We have established a receivable from the factors for the $4 million to be recouped upon payment by the customer.  Also at December 31, 2002, we had sold an additional $18 million of receivables for which no amounts had been advanced by the factor.  We utilized the proceeds from the factoring program to partially fund the optional debt repayments during the fourth quarter of 2002.

We do not generally require collateral for the receivables we factor, however, we attempt to reduce credit risk through credit extension and collection policies and through the purchase of credit insurance.  We deem the receivables factored to be sold and recognize a loss on their sale upon receipt of cash from the factor.  The amount of the loss is generally equal to the estimated factoring fees, the credit insurance costs on the factored receivables and the cost to service the receivables.  During 2002, we recognized approximately $0.3 million of loss in factoring the receivables, which included the initial commencement fees of $0.1 million.

Additionally, we maintain other less significant factoring programs.

NOTE 6.                              INVENTORIES

Inventories are stated at lower of cost or market.  Cost is determined for U.S. inventories by the last-in, first-out (LIFO) method and for other inventories by the first-in, first-out (FIFO) method.

Inventories and the method of determining costs were:

	December 31,
(Amounts in thousands)	2002	2001
	(Restated)	(Restated)

Raw materials	$106,998	$62,818
Work in process	220,835	136,329
Finished goods	246,130	265,087
Less: Progress billings	(80,943)	(43,655)
Less: Excess and obsolete reserve	(41,375)	(43,986)
	451,645	376,593
LIFO reserve	(32,427)	(33,936)
Net inventory	$419,218	$342,657

Percent of inventory accounted for by:
LIFO	56%	58%
FIFO	44%	42%

Inventory balances increased in 2002 primarily as a result of the IFC acquisition, which resulted in the following additions to inventory at the date of acquisition:

(Amounts in millions)
Raw materials	$39.7
Work in process	13.3
Finished goods	26.3
Total	$79.3

Additionally, inventory balances were impacted by currency translation, which had the effect of increasing inventory by approximately $17 million at December 31, 2002 compared with the prior year end balance.  The decline in the excess and obsolete reserve from December 31, 2001 generally reflects the physical disposal of non-saleable inventory during 2002.

NOTE 7.                              RESTRUCTURING AND ACQUISITION RELATED CHARGES

Restructuring Costs – IFC

In conjunction with the IFC acquisition during 2002, we initiated an integration program designed to reduce costs and eliminate excess capacity by closing seven valve facilities and reducing sales and related support personnel.  Our actions, approved and committed to in 2002, are expected to result in a gross reduction of approximately 889 positions and a net reduction of approximately 662 positions based on information available as of the date of this Form 10-K/A filing.  Through December 31, 2002, 442 gross positions and 268 net positions had been eliminated pursuant to the program.  Net position eliminations represent the gross positions eliminated from the closed facilities offset by positions added at the receiving facilities, which are required to produce the products transferred into the receiving facilities.  We expect to realize at least $20 million of annual run rate savings as a result of our integration program.  Run rate savings reflect the quantification of synergies achieved at December 31, 2002 on an annualized basis.  The savings reflect the benefit of lower payroll and benefit costs resulting from the net position eliminations, partially offset by increased outsourcing costs, and elimination of fixed costs at the closed facilities including depreciation, utilities, lease expense, insurance, taxes and other fixed costs.

Concurrent with the acquisition, we established a restructuring reserve of $11.0 million in the second quarter of 2002, and increased the reserve by $2.8 million and $6.8 million in the third and fourth quarters of 2002 for this program.  We expect to pay for the majority of the remaining reductions and closures in 2003.  Costs associated with the closure of our facilities of $4.3 million in 2002 have been recognized as a restructuring expense in the statement of operations.  We also recognized a restructuring reserve consisting of $16.3 million of costs and related deferred taxes of $5.1 million.  Such costs related to the closure of IFC facilities became part of the purchase price allocation of the transaction.  The effect of these closure costs increased the amount of goodwill otherwise recognizable as a result of the IFC acquisition.

The following illustrates activity related to the IFC restructuring reserve:

(Amounts in millions)	Severance	Other Exit Costs	Total
Balance created on June 5, 2002	$6.9	$4.1	$11.0
Additional accruals	6.9	2.7	9.6
Cash expenditures	(3.1)	(1.1)	(4.2)
Balance at December 31, 2002	$10.7	$5.7	$16.4

Integration Costs - IFC

During 2002 and 2001, we also incurred integration expense in conjunction with this program, which is summarized below:

(Amounts in millions)	2002
Personnel and related costs	$8.4
Transfer of product lines	3.5
Asset impairments	0.8
Other	3.5

IFC integration expense	$16.2

Cash expense	$15.1
Non-cash expense	1.1
IFC integration expense	$16.2

The acquisition-related activities resulted in integration costs as categorized above and further defined as follows.  Personnel and related costs include payroll, benefits, consulting fees, and retention and integration performance bonuses paid to our employees and contractors for the development, management and execution of the integration plan.  Transfer of product lines includes costs associated with the transfer of product lines as well as realignment required in the receiving facilities.  Asset impairments reflect the loss on disposal of property, plant and equipment at the facilities closed and disposal of inventory for discontinued product lines when the facilities were combined.  The other category includes costs associated with information technology integration, legal entity consolidations, legal entity name changes, signage, new product literature and other.  None of these items individually amounted to greater than $0.5 million.

An additional $24.3 million of restructuring and integration costs, including capitalized amounts, were incurred in 2003 for the IFC acquisition. Payments from the restructuring accrual will continue into 2004 and 2005 due to the timing of severance obligations in Europe.  The impact of additional restructuring activities will be recorded as obligations are incurred under these programs.  Total restructuring and integration costs are expected to be approximately three times the annual run rate of integration savings.

Restructuring Costs - IDP

In August 2000, in conjunction with the IDP acquisition, we initiated an integration program designed to reduce costs and eliminate excess capacity by closing or significantly downsizing eight pump manufacturing facilities and eight service and repair facilities; closing IDP’s former headquarters; and reducing redundant sales, administrative and related support personnel.  These actions, approved and committed to in 2000, resulted in the gross reduction of 1,500 positions and a net reduction of 1,100 positions.  Net positions reflect the gross positions eliminated from the closed facilities offset by positions added at the receiving facilities required to produce the products transferred into the receiving facilities.  As a result of these activities, we generated approximately $90 million of annual synergy savings.  The savings reflect the benefit of lower payroll and benefit costs resulting from the net position eliminations, partially offset by increased outsourcing costs, and elimination of fixed costs at the closed facilities including depreciation, utilities, lease expense, insurance, taxes and other fixed costs.

We recognized a total of $65 million in restructuring costs, comprised of $42 million related to the IDP operations acquired and $23 million related to Flowserve operations.  The $42 million related to IDP operations, reduced by deferred tax effects of $16 million, resulted in recognition of $26 million of incremental goodwill.  The $23 million related to Flowserve operations was recognized as restructuring expense in the consolidated statement of operations in 2000 and 2001.

The following illustrates activity related to the IDP restructuring reserve:

(Amounts in millions)	Severance	Other Exit Costs	Total
Balance at August 16, 2000	$46.0	$14.8	$60.8
Cash expenditures	(18.7)	(2.4)	(21.1)
Reclassification of long-term retirement benefits	(16.4)	_	(16.4)
Adjustment to accrual	7.6	—	7.6

Balance December 31, 2000	$18.5	$12.4	$30.9

Cash expenditures	(13.3)	(6.7)	(20.0)
Non-cash reductions	(2.1)	(0.4)	(2.5)
Adjustment to accrual	(0.7)	(2.2)	(2.9)

Balance at December 31, 2001	$2.4	$3.1	$5.5

Cash expenditures	(0.8)	(1.0)	(1.8)
Non-cash reductions	(1.6)	(2.1)	(3.7)
Balance at December 31, 2002	$—	$—	$—

During 2001 and 2000, we also incurred integration expense of $63.0 million and $35.2 million, respectively, associated with the acquisition of IDP.  The non-cash reductions to the reserve generally relate to reclassifications to retirement benefit obligations and other liabilities, offset by increases to the reserve for changes in estimated restructuring costs.  We completed our integration and restructuring activities in 2001, and the majority of the expenditures were completed as of December 31, 2002.

The majority of the funding of the restructuring activities was completed in 2002.  Revisions to the accrual were recorded in 2000 and 2001 to reflect actual results and changes in estimates including an incremental accrual in 2000, which was required based upon updated actuarial information for postretirement and pension expense relating to finalization of union negotiations for closed facilities.  Of the final adjustment of $2.9 million in 2001, $1.2 million related to Flowserve facilities and was reflected as negative restructuring expense and the remaining $1.7 million related to IDP facilities and was recorded as a reduction to goodwill.  Non-cash reductions reflect reclassification from the restructuring accrual to post-retirement benefits and pension liabilities in 2000 and to other accrued liabilities in 2001 and 2002.

Severance costs include costs associated with involuntary termination benefits, including enhancements to certain severed employees of long-term retirement benefits of $16.4 million, and the costs related to exiting of facilities that would provide no future benefit.  Other exit costs of $12.6 million included $5.1 million of payroll and consulting costs to execute the closure program, $2.5 million of facility clean-up costs including environmental, $2.1 million relocation costs for IDP personnel, $1.7 million of costs to physically dispose of patterns and equipment and $1.2 million of other costs including lease termination and legal costs.

Integration Costs - IDP

During 2001and 2000, we also incurred acquisition-related integration expense related to our acquisition of IDP as follows:

(Amounts in millions)	2001	2000
Personnel and related costs	$30.8	$17.7
Transfer of product lines	20.3	2.5
Tulsa divestiture	—	3.0
Asset impairments	3.5	5.7
Other	8.4	6.3
IDP integration expense	$63.0	$35.2

Cash expense	$59.5	$26.5
Non-cash expense	3.5	8.7
IDP integration expense	$63.0	$35.2

We recognized no integration costs related to IDP during 2002.  The acquisition-related activities resulted in integration costs as categorized above and further defined as follows.  Personnel and related costs include payroll, benefits, consulting fees, severances, and retention and integration performance bonuses paid to our employees and contractors for the development, management and execution of the integration plan.  Transfer of product lines includes costs associated with the transfer of product lines as well as realignment required in the receiving facilities.  The Tulsa divestiture reflects the book value loss on the sale of our Tulsa facility that was required pursuant to an agreement with the U.S. Department of Justice.  Asset impairments reflect the loss on disposal of property, plant and equipment at the facilities closed and disposal of inventory for product lines discontinued when the facilities were combined.  The other category includes costs associated with information technology, legal entity consolidations, legal entity name changes, signage, new product literature and other.  None of these items individually amounted to greater than $0.5 million.

NOTE 8.                              STOCK PLANS

Stock Option Plans

We maintain several shareholder-approved stock option plans to purchase shares of our common stock.  At December 31, 2002, approximately 503,999 options were available for grant under the various plans.  Options granted to officers, other employees and directors allow for the purchase of common shares at or above the fair value at the date of grant.  Generally, these options, whether granted from the current or prior plans, become exercisable over staggered periods ranging from one year to five years, but expire after ten years from the date of the grant.

Information concerning stock options issued to officers, other employees and directors is presented in the following table:

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Number of shares under option:
Outstanding at beginning of year	3,402,318	$21.86	3,778,380	$21.29	3,672,327	$21.56
Granted	371,356	25.09	298,017	26.82	337,700	17.38
Exercised	(739,232)	20.74	(470,976)	19.05	(71,036)	14.40
Cancelled	(156,191)	23.64	(203,103)	24.47	(160,611)	22.26
Outstanding at end of year	2,878,251	$22.41	3,402,318	$21.86	3,778,380	$21.29

Exercisable at end of year	1,791,764	$22.75	2,065,006	$23.05	2,195,599	$23.69

The weighted average remaining contractual life of options outstanding at December 31, 2002 is 6.3 years.  Additional information relating to the ranges of options outstanding at December 31, 2002, is as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices Per Share	Weighted Average Remaining Contractual Life	Number Outstanding	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
$ 0.83 – 11.75	1.0	2,508	$0.96	2,508	$0.96
$ 11.76 – 15.67	7.1	50,159	$13.18	38,492	$13.20
$ 15.68 – 19.59	6.5	1,455,178	$18.14	904,019	$17.95
$ 19.60 – 23.51	3.4	135,321	$22.77	128,655	$22.89
$ 23.52 – 27.43	8.1	755,630	$25.82	251,235	$26.44
$ 27.44 – 31.35	4.0	358,441	$29.32	358,441	$29.32
$ 31.36 – 35.27	5.3	23,052	$33.89	10,452	$33.81
$ 35.28 – 39.20	2.1	97,962	$36.56	97,962	$36.56
		2,878,251		1,791,764

Disclosure of pro forma information regarding net earnings and earnings per share as if we had accounted for stock options granted subsequent to December 31, 1994, under a fair value method is required.  The “fair value” for these options at the grant date was estimated using the Black-Scholes option pricing model.

The assumptions used in this valuation are as follows:

	Year ended December 31,
	2002	2001	2000
Risk-free interest rate	5.2%	5.5%	5.4%
Dividend yield	—	—	—
Stock volatility	45.6%	33.6%	32.9%
Average expected life (years)	7.2	6.7	7.8
Forfeiture rate	7.8%	9.0%	9.2%

The options granted had a weighted average fair value per share on date of grant of $11.70 in 2002, $12.40 in 2001, and $8.63 in 2000.  For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting periods.

	Year ended December 31,
(Amounts in thousands, except per share amounts)	2002	2001	2000
	(Restated)	(Restated)	(Restated)

Net earnings (loss), as reported	$45,497	$(10,488)	$10,822

Restricted stock compensation expense included in net earnings, net of related tax effects	472	842	687

Less: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(3,562)	(3,713)	(4,505)
Pro forma net earnings (loss)	$42,407	$(13,359)	$7,004

Earnings (loss) per share – basic:
As reported	$0.88	$(0.27)	$0.29
Pro forma	$0.82	$(0.35)	$0.19

Earnings (loss) per share - diluted:
As reported	$0.87	$(0.27)	$0.29
Pro forma	$0.81	$(0.34)	$0.19

Because the determination of the fair value of all options granted includes an expected volatility factor and additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects for future years.

Restricted Stock Plans

We also have restricted stock plans that authorize us to grant up to 5,742 additional shares of common stock to employees and non-employee directors.  In general, the restrictions on the shares do not lift for a minimum of one year to a maximum of ten years and are subject to forfeiture during the restriction period.  The intrinsic value of the shares, which is typically the product of share price at the date of grant and the number of shares granted, is amortized on a straight-line basis to compensation expense over the periods in which the restrictions lapse.  Any cumulative recognized expense related to restricted stock forfeited is reversed from income during the period of forfeiture.

The following table summarizes information regarding the restricted stock plans:

	Year ended December 31,
	2002	2001	2000
Shares granted during the year	31,100	27,700	26,645
Weighted average grant date fair value per share	$27.20	$25.49	$13.42
Compensation expense, net of forfeitures of previously recognized expense (in thousands)	$719	$1,320	$1,041
Unexpired shares with unmet restrictions at December 31	79,232	123,658	186,798

NOTE 9.                              DERIVATIVES AND HEDGING ACTIVITIES

We enter into forward contracts to hedge our risk associated with transactions denominated in foreign currencies.  Our risk management and derivatives policy specify the conditions in which we enter into derivative contracts.  As of December 31, 2002 and 2001, we had approximately $48.6 million and $69.4 million, respectively, of notional amount in outstanding contracts with third parties.  As of December 31, 2002, the maximum length of any forward contract currently in place was less than one year.  The fair value of outstanding forward contracts at December 31, 2002 and 2001 was $3.3 million and $(0.3) million, respectively.

Also as part of our risk management program, we enter into interest rate swap agreements to hedge our exposure to floating interest rates on certain portions of our debt.  As of December 31, 2002 and 2001, we had $125.0 million and $150.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties.  As of December 31, 2002, the maximum length of any interest rate contract currently in place was approximately four years.  At December 31, 2002 and 2001, the fair value of the interest rate swap agreements was a liability of $9.8 million and $6.3 million, respectively.

We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments.  We perform credit evaluations of our counterparties under forward contracts and interest rate swap agreements and expect all counterparties to meet their obligations and have not experienced credit losses from our counterparties.

We adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, on January 1, 2001.  In accordance with the transition provisions of SFAS 133, we recorded a net $0.8 million cumulative-effect adjustment in other comprehensive income representing the fair value of hedging instruments as of January 1, 2001 after deferred tax of $0.5 million.  The net asset amount of $1.3 million consists of a $3.4 million asset related to foreign currency forward contracts, offset by a liability of $2.1 million related to interest rate swap agreements.

Hedging related transactions, recorded to other comprehensive income (expense), net of deferred taxes, are summarized below:

	Other Comprehensive Income (Expense)
	Year ended December 31,
(Amounts in thousands)	2002(1)	2001(1)
Recognize fair value at January 1, 2001 of:
Interest rate swap agreements	$—	$(1,355)
Forward contracts	—	2,195
Reclassification to earnings for settlements during the year:
Interest rate swap agreements	4,336	1,205
Forward contracts	177	660
Change in fair value:
Interest rate swap agreements	(6,603)	(3,790)
Forward contracts	1,929	(3,060)
Year ended December 31	$(161)	$(4,145)

(1)          Utilizing an overall effective rate of approximately 37%

The following amounts net of deferred taxes represent the expected recognition into income for our hedging contracts:

(Amounts in millions)	Interest Rate Swap	Forward Contracts	Total
2003	$(4.0)	$3.3	$(0.7)
2004	(2.6)	—	(2.6)
2005	(1.6)	—	(1.6)
2006	(1.6)	—	(1.6)
2007	—	—	—
Thereafter	—	—	—
Total	$(9.8)	$3.3	$(6.5)

NOTE 10.  DETAILS OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS

The following tables present financial information of certain consolidated balance sheet captions.  The increases in the balances generally relate to the IFC acquisition in May 2002.

Property, Plant And Equipment

Property, plant and equipment were:

	December 31,
(Amounts in thousands)	2002	2001
	(Restated)	(Restated)

Land	$56,468	$46,655
Buildings, improvements, furniture and fixtures	369,895	344,682
Machinery, equipment, capital leases and construction in progress	385,998	265,394
	812,361	656,731
Less: Accumulated depreciation	(348,663)	(295,043)
Net property, plant and equipment	$463,698	$361,688

Other Assets

Other assets were:

	December 31,
(Amounts in thousands)	2002	2001
	(Restated)	(Restated)

Deferred tax assets	$34,924	$61,682
Investments in unconsolidated affiliates	31,869	16,342
Prepaid financing fees	22,216	31,787
Deferred compensation funding	15,564	16,250
Other	15,174	10,322
Total	$119,747	$136,383

Accrued Liabilities

Accrued liabilities were:

	December 31,
(Amounts in thousands)	2002	2001
	(Restated)	(Restated)

Wages, compensation, and other benefits	$97,655	$84,161
Restructuring costs	16,394	5,521
Interest expense	13,836	17,199
Commissions and royalties	6,853	3,372
Progress billings in excess of accumulated costs	4,179	13,747
Deferred Taxes	4,935	—
Other (1)	95,345	70,223
Total	$239,197	$194,223

(1)          Other accrued liabilities includes warranty, professional services, environmental, derivative contracts, insurance, state and local taxes, rent, freight and other items, none of which individually exceed 5% of current liabilities.

Retirement Benefits And Other Liabilities

Retirement benefits and other liabilities were:

	December 31,
(Amounts in thousands)	2002	2001
	(Restated)	(Restated)

Retirement benefits	$277,066	$146,761
Deferred taxes	1,716	36,673
Reserve for open tax years	26,254	23,447
Deferred compensation	7,149	10,752
Other	16,534	10,363
Total	$328,719	$227,996

NOTE 11.  DEBT AND LEASE OBLIGATIONS

Debt, including capital lease obligations, consisted of:

	December 31,
(Amounts in thousands)	2002	2001
Tranche A Term Loan:
Euro Tranche (interest rate of 5.19% in 2002 and 5.06% in 2001)	$10,260	$—
U.S. Dollar Tranche (interest rate of 3.94% in 2002 and 4.69% in 2001)	249,005	257,078
Tranche B Term Loan (interest rate of 5.81% in 2001)	—	469,842
Tranche C Term Loan (interest rate of 4.19% in 2002)	580,473	—
Senior Subordinated Notes, interest rate of 12.25%:
Euro denominated notes	67,515	57,163
U.S. dollar denominated notes	186,473	186,207
Revolving credit agreement (interest rate of 3.94% in 2002 and 4.69% in 2001)	—	70,000
Capital lease obligations and other	632	455
Debt and capital lease obligations	1,094,358	1,040,745
Less amounts due within one year	38,610	44,523
Total debt due after one year	$1,055,748	$996,222

Maturities of debt, including capital lease obligations, for the next five years and beyond are:

(Amounts in thousands)	Term Loans	Senior Subordinated Notes	Capital Leases & Other	Total
2003	$38,564	$—	$46	$38,610
2004	81,176	—	172	81,348
2005	86,365	—	—	86,365
2006	63,196	—	—	63,196
2007	83,641	—	—	83,641
Thereafter	486,796	253,988	414	741,198
Total	$839,738	$253,988	$632	$1,094,358

Senior Credit Facilities

During the second quarter of 2002, in connection with the IFC acquisition, we amended and restated our senior credit facilities, to provide for:

•     an incremental Tranche A Term Loan in an aggregate principal amount of $95.3 million; and

•     a new Tranche C Term Loan facility of $700 million, to be used to repay all of the existing Tranche B Term Loan facility of $468.8 million, repay $11.3 million of the existing Tranche A Term Loan, reduce the then outstanding balance on the revolving credit facility by $40 million and provide funds to be used to finance the IFC acquisition.

As part of the amended and restated senior credit facility, several covenants were modified, including various financial ratios, interest rates were adjusted and other terms of the facility were changed primarily to allow for the IFC acquisition.  The senior credit facilities are collateralized by substantially all of our U.S. assets and a pledge of 65% of the stock of our non-U.S. subsidiaries.

The term loans require scheduled principal payments, which began on June 30, 2001 for the Tranche A Term Loan and on December 31, 2002 for the Tranche C Term Loan.  The Tranche A and Tranche C Term Loans have ultimate maturities of June 2006 and June 2009, respectively.  The term loans bear floating interest rates based on LIBOR plus a borrowing spread, or the prime rate plus a borrowing spread, at our option.  The borrowing spread for the senior credit facilities can increase or decrease based on the leverage ratio as defined in the credit facility agreement and on our public debt ratings.  In 2002, we made $33.8 million of mandatory and $170 million of optional principal repayments on the term loans.  Additionally, during 2002 we repaid the $70 million outstanding at December 31, 2001 under the revolving credit agreement.

As a result of the $170 million of optional debt prepayments during 2002, we wrote off a portion of previously paid deferred financing fees and recognized an extraordinary loss of $1.1 million, after tax consideration, summarized as follows:

(Amounts in millions)	3rd Quarter	4th Quarter	Total
Optional prepayment	$70.0	$100.0	$170.0
Extraordinary loss (net of tax)	0.5	0.6	1.1	(1)

(1)          Does not include the $6.3 million extraordinary loss associated with repayment of Tranche B Term Loan during the second quarter of 2002, which resulted in total extraordinary losses of $7.4 million.

Under the senior credit facilities, we also have a $300 million revolving credit facility that expires in June 2006.  The revolving credit facility also allows us to issue up to $200 million in letters of credit.  As of December 31, 2002, there were no amounts outstanding under the revolving credit facility, whereas $70 million was outstanding at December 31, 2001.  We had issued $51.8 million and $27.4 million of letters of credit under the facility, which reduced borrowing capacity of the facility to $248.2 million and $202.6 million at December 31, 2002 and 2001, respectively.

We are required, under certain circumstances as defined in the credit facility, to use a percentage of excess cash generated from operations to reduce the outstanding principal of the term loans in the following year.  No additional principal payments were due in 2003 under this provision.

Senior Subordinated Notes

At December 31, 2002, we had $188.5 million and EUR 65 million (equivalent to $68.25 million) face value of Senior Subordinated Notes outstanding.  We issued these notes during 2000 in part through a Dutch subsidiary, Flowserve Finance B.V.  At the date of issuance, the Senior Subordinated Notes, due in August 2010, resulted in proceeds of $285.9 million (U.S. dollar denominated notes) or $290.0 million face amount less discount of $4.1 million and EUR 98.6 million (Euro denominated notes) or EUR 100 million face amount less discount of EUR 1.4 million, which then equated to $89.2 million.  The U.S. dollar denominated notes and the Euro denominated notes are Flowserve Finance B.V.’s and our general unsecured obligations, subordinated in right of payment to all existing and future senior indebtedness, and guaranteed on a full, unconditional, joint and several basis by our wholly-owned U.S. subsidiaries.

The Senior Subordinated notes were originally issued at a discount to yield 12.5%, but bear interest at 12.25%.  Approximately one-third of these Senior Subordinated Notes were repurchased at a premium in 2001 utilizing proceeds of an equity offering, under which approximately 6.9 million shares of our common stock were issued for net proceeds of approximately $154 million.  Proceeds under the offering were used to:

•                  prepay $101.5 million of the U.S. dollar denominated Senior Subordinated Notes;

•                  prepay EUR 35 million (equivalent to $31 million) of the Euro denominated Senior Subordinated Notes; and

•                  pay associated prepayment premiums and other direct costs.

During 2001, as a result of the repurchase, we recorded an extraordinary item of $17.9 million, net of $7.1 million of tax, which represented the sum of the prepayment premiums, other direct costs, and the write-off of unamortized prepaid financing fees and discount for the portion of these notes that was prepaid.

Beginning in August 2005, all remaining Senior Subordinated Notes outstanding become callable by us at 106.125% of face value.  Interest on the Notes is payable semi-annually in February and August.

Debt Covenants and Other Matters

The provisions of our senior credit facilities require us to meet or exceed specified defined financial covenants, including a leverage ratio, an interest coverage ratio, and a fixed charge coverage ratio.  Further, the provisions of these and other debt agreements generally limit or restrict indebtedness, liens, sale and leaseback transactions, asset sales, and payment of dividends, capital expenditures, and other activities.  Due to the restatement, we determined that at September 30, 2001, December 31, 2001 and March 31, 2002, we did not comply by 25 basis points or less with financial covenants in our then applicable credit agreement, which is no longer in effect.  We believe that we would have undertaken readily available actions to maintain compliance or obtained a waiver or amendment to the then existing credit agreement had this situation been then known.  Except for this period, we have complied with all covenants under our debt facilities.  We believe that this matter has no impact on our existing debt agreements and that our outstanding debt is properly classified in our consolidated balance sheet.

In 2000, we recorded an extraordinary item of $2.1 million, which is net of tax of $1.2 million, for prepayment premiums and the write-off of prepaid financing fees associated with the prepayment of certain long-term debt.

Operating Leases

We have noncancelable operating leases for certain offices, service and quick response centers, certain manufacturing and operating facilities and machinery, equipment and automobiles.  Rental expense relating to operating leases was $22,964 in 2002, $14,041 in 2001 and $13,020 in 2000.

The future minimum lease payments due under noncancelable operating leases are:

2003	$20,614
2004	14,570
2005	10,429
2006	6,071
2007	4,220
Thereafter	4,644
Total	$60,548

NOTE 12.  RETIREMENT AND POSTRETIREMENT BENEFITS

We sponsor several noncontributory defined benefit pension plans, covering substantially all domestic employees and certain foreign employees, which provide benefits based on years of service and compensation.  Retirement benefits for all other employees are provided through defined contribution pension plans, cash balance pension plans and government-sponsored retirement programs.  All defined benefit pension plans are funded based on independent actuarial valuations to provide for current service and an amount sufficient to amortize unfunded prior service over periods not to exceed thirty years.

Domestic Defined Benefit Plans

Net defined benefit pension expense for domestic pension plans (including both qualified and nonqualified plans) was:

	Year ended December 31,
(Amounts in thousands)	2002	2001	2000
Service cost-benefits earned during the period	$13,050	$9,550	$8,753
Interest cost on projected benefit obligations	15,970	16,169	15,396
Expected return on plan assets	(18,874)	(20,346)	(19,996)
Settlement/curtailment of benefits	570	—	—
Amortization of unrecognized prior service benefit	(1,408)	(1,292)	(1,313)
Amortization of unrecognized net loss (gain)	427	—	(404)
Special termination expense	—	—	5,210
Domestic pension expense	$9,735	$4,081	$7,646

The special termination expense in 2000 represented costs relating to a plant closure and as such, were recorded as restructuring expense in the consolidated statements of operations.

The following table reconciles the domestic plans’ funded status to amounts recognized in our consolidated balance sheets:

	Year ended December 31,
(Amounts in thousands)	2002	2001	2000
Accumulated benefit obligations	$246,715	$238,163	$225,564
Plan assets, at fair value	141,048	191,017	225,659
Funded status	(105,667)	(47,146)	95
Unrecognized net loss	95,079	46,388	6,884
Unrecognized prior service benefit	(16,170)	(19,031)	(20,810)
Minimum pension liability	(49,407)	(17,111)	(1,019)
Deferred tax asset	(29,085)	(10,125)	—
Net pension liability	$(105,250)	$(47,025)	$(14,850)

Discount rate	6.75%	7.0%	7.5%
Rate of increase in compensation levels	4.5%	4.5%	4.5%
Long-term rate of return on assets	9.0%	9.5%	9.5%

During 2002, we increased our additional minimum liability by $32.3 million, net of tax, as a component of other comprehensive expense.  This additional liability resulted from the market performance of the assets during 2002 and the increase in the number of employees participating in the plans resulting from the IFC, IDP and Invatec acquisitions.  We increased our additional minimum liability by $16.2 million in 2001 for similar acquisition-related and asset performance reasons.

Based on the results of pension plan and asset returns during 2002 and on the likely return over the intermediate future, we reduced our assumption for the rate of return of such assets from 9.5% to 9.0% for 2002.  Similarly, we reduced the discount rate from 7.0% to 6.75% to reflect current and intermediate outlook for prevailing rates.  We continue to evaluate our assumptions for asset returns and discount rates based on prevailing economic factors, and plan to reduce the rate of return on plan assets in 2003 to a range between 8.5% to 8.75%. Additionally, we anticipate contributing a minimum of $16.8 million up to $47.7 million to our domestic pension plan during 2003.

The following is a reconciliation of the domestic plans’ defined benefit pension obligations:

	Year ended December 31,
(Amounts in thousands)	2002	2001	2000
Beginning benefit obligations	$238,163	$225,564	$203,761
Service cost	13,050	9,550	8,753
Interest cost	15,970	16,169	15,396
Acquisitions	4,070	—	—
Curtailment of benefits	174	—	—
Plan amendments	640	346	(842)
Actuarial loss	5,095	10,429	11,323
Benefits paid	(30,447)	(26,011)	(18,037)
Special termination costs	—	2,116	5,210
Ending benefit obligations	$246,715	$238,163	$225,564

The special termination costs in 2001 and 2000 represent a liability assumed in the acquisition of IDP that was reclassified from the restructuring reserve.

The following is a reconciliation of the domestic plans’ defined benefit pension assets:

	Year ended December 31,
(Amounts in thousands)	2002	2001	2000
Beginning plan assets	$191,017	$225,659	$233,722
(Loss) return on plan assets	(26,343)	(9,002)	9,391
Company contributions	4,593	371	583
Acquisitions	2,228	—	—
Benefits paid	(30,447)	(26,011)	(18,037)
Ending plan assets	$141,048	$191,017	$225,659

Foreign Defined Benefit Plans

Net defined benefit pension expense for foreign pension plans was:

	Year ended December 31,
(Amounts in thousands)	2002	2001	2000
Service cost-benefits earned during the period	$1,641	$1,839	$1,506
Interest cost on projected benefit obligations	5,244	2,703	1,193
Expected return on plan assets	(3,625)	(2,955)	(1,460)
Curtailment	7	50	—
Amortization of unrecognized net (gain) loss	402	(47)	(55)
Foreign pension expense	$3,669	$1,590	$1,184

The following table reconciles the foreign plans’ funded status to amounts recognized in our consolidated balance sheets:

	December 31,
(Amounts in thousands)	2002	2001	2000
Accumulated benefit obligations	$121,290	$44,898	$46,036
Plan assets, at fair value	42,420	33,384	37,593
Funded status	(78,870)	(11,514)	(8,443)
Unrecognized net transition asset	—	—	(55)
Minimum pension liability	(10,782)	(131)	(131)
Deferred tax liability	(6,331)	—	—
Unrecognized net loss	22,212	6,104	1,896
Net pension liability	$(73,771)	$(5,541)	$(6,733)

Discount rate	5.79%	6.15%	5.99%
Rate of increase in compensation levels	3.1%	3.3%	3.4%
Long-term rate of return on assets	8.1%	8.0%	7.7%

The increase in the benefit obligations during 2002 predominantly reflects the obligations assumed under the IFC acquisition.  During 2002 we increased our additional minimum liability by $10.6 million, net of tax, as a component of other comprehensive expense.  This additional liability resulted from the market performance of the assets during 2002 and the increase in the number of employees participating in the plans resulting from the IFC acquisition.

The following is a reconciliation of the foreign plans’ defined benefit pension obligations:

	Year ended December 31,
(Amounts in thousands)	2002	2001	2000

Beginning benefit obligations	$44,898	$46,036	$4,984
Acquisitions	57,750	—	39,650
Service cost	1,665	1,839	1,507
Interest cost	5,199	2,703	1,193
Employee contributions	519	568	385
Curtailments	—	(3,606)	—
Actuarial loss (gain)	1,141	1,706	(820)
Benefits paid	(4,466)	(2,481)	(1,162)
Foreign exchange impact	14,584	(1,867)	299
Ending benefit obligations	$121,290	$44,898	$46,036

The following is a reconciliation of the foreign plans’ defined benefit pension assets:

	Year ended December 31,
(Amounts in thousands)	2002	2001	2000
Beginning plan assets	$33,384	$37,593	$5,411
Acquisitions	9,427	—	33,689
Employee contributions	519	568	385
Company contributions	4,536	2,194	904
Foreign exchange impact	3,828	(1,165)	(285)
Return (loss) on plan assets	(4,808)	(3,325)	(1,651)
Benefits paid	(4,466)	(2,481)	(860)
Ending plan assets	$42,420	$33,384	$37,593

Disclosures For Defined Benefit Plans With Accumulated Benefit Obligations In Excess Of Plan Assets

The following summarizes key combined domestic and foreign pension plan information:

	December 31,
(Amounts in thousands)	2002	2001	2000
Accumulated benefit obligation	$366,896	$279,593	$19,411
Fair value of plan assets	183,468	224,401	213

Defined Contribution Plans

We sponsor several defined contribution plans covering substantially all domestic and Canadian employees and certain other foreign employees.  Employees may contribute to these plans, and we match these contributions in varying amounts.  We may also make additional contributions for eligible employees.  Our defined contribution plan expense was $6,633 in 2002, $9,421 in 2001 and $7,324 in 2000.

Postretirement Medical Plans

We also sponsor several defined benefit postretirement health care plans covering most current and a limited number of future retirees in the U.S.  These plans are for medical and dental benefits and are administered through insurance companies and health maintenance organizations.  The plans include participant contributions, deductibles, co-insurance provisions and other limitations, and are integrated with Medicare and other group plans.  We fund these plans as insured benefits and health maintenance organization premiums are incurred.  The benefits are no longer available to new employees and most existing employees.

Net postretirement benefit expense is comprised of:

	Year ended December 31,
(Amounts in thousands)	2002	2001	2000
Service Cost	$292	$246	$869
Interest cost	6,839	6,630	4,707
Amortization of unrecognized prior service benefit	(2,685)	(2,306)	(2,002)
Amortization of net loss	1,065	—	—
Curtailment	—	—	5,904
Postretirement benefit expense	$5,511	$4,570	$9,478

The following is a reconciliation of the accumulated postretirement benefits obligations:

	Year ended December 31,
(Amounts in thousands)	2002	2001	2000
Beginning accumulated postretirement benefit obligations	$103,440	$89,331	$49,045
Service cost	292	246	869
Interest cost	6,839	6,630	4,707
Curtailment	—	—	11,537
Plan amendments	(14,362)	—	(3,000)
Acquisition	1,076	—	25,000
Actuarial loss	2,345	15,661	5,441
Benefits paid	(7,960)	(8,428)	(4,268)
Ending accumulated postretirement benefit obligations	$91,670	$103,440	$89,331

During 2002, we renegotiated certain union contracts which limited our obligation for postretirement medical costs.  The effect of this change will generally reduce expenses in future periods.

Effective with the purchase of IDP on August 8, 2000, we assumed postretirement liabilities for all former eligible IDP active employees as of the date of the purchase.  In connection with the restructuring plans announced in 2000, we recognized a curtailment liability of $11.5 million to reflect termination related postretirement obligations.  Of this amount, $5.9 million was included in restructuring expense as it related to our former employees and $5.6 million was included in goodwill as it related to former IDP employees.

The following presents the components of postretirement benefit amounts recognized in our consolidated balance sheets:

	December 31,
(Amounts in thousands)	2002	2001	2000
Accumulated postretirement benefit obligations	$91,670	$103,440	$89,331
Unrecognized prior service benefit	23,272	11,595	14,014
Unrecognized net loss	(21,033)	(19,753)	(4,205)
Accrued postretirement benefits	$93,909	$95,282	$99,140

Discount rate	6.75%	7.0%	7.5%

The assumed ranges for the annual rates of increase in per capita costs for periods prior to Medicare were 10.0% for 2002 and 2001 and a gradual decrease to 5.0% for 2007 and future years.

Increasing the assumed rate of increase in postretirement medical benefit costs by 1% in each year would increase net postretirement benefit expense by approximately $450 and accumulated postretirement benefit obligation by $6,443.  Reducing the assumed rate of postretirement medical benefit costs by 1% in each year would reduce net postretirement benefit expense by approximately $416 and accumulated benefit obligations by $5,967.

We made contributions to the defined benefit postretirement medical plans of $7,960 in 2002, $8,428 in 2001 and $4,268 in 2000.

NOTE 13.  CONTINGENCIES

As of December 31, 2002, we were involved as a “potentially responsible party” (PRP) at two former public waste disposal sites that may be subject to remediation under pending government procedures. The sites are in various stages of evaluation by federal and state environmental authorities. The projected cost of remediating these sites, as well as our alleged “fair share” allocation, is uncertain and speculative until all studies have been completed and the parties have either negotiated an amicable resolution or the matter has been judicially resolved. At each site, there are many other parties who have similarly been identified, and the identification and location of additional parties is continuing under applicable federal or state law. Many of the other parties identified are financially strong and solvent companies that appear able to pay their share of the remediation costs. Based on our preliminary information about the waste disposal practices at these sites and the environmental regulatory process in general, we believe that it is likely that ultimate remediation liability costs for each site will be apportioned among all liable parties, including site owners and waste transporters, according to the volumes and/or toxicity of the wastes shown to have been disposed of at the sites.

We are a defendant in numerous pending lawsuits (which include, in many cases, multiple claimants) that seek to recover damages for alleged personal injury allegedly resulting from exposure to asbestos-containing products formerly manufactured and/or distributed by us. All such products were used within self-contained process equipment, and we do not believe that there was any emission of ambient asbestos-containing fiber during the use of this equipment.

We are also a defendant in several other product liability lawsuits that are insured, subject to the applicable deductibles, and certain other noninsured lawsuits received in the ordinary course of business. We believe that we have adequately accrued estimated losses for such lawsuits. No insurance recovery has been projected for any of the insured claims, because we currently believe that all will be resolved within applicable deductibles. We are also a party to other noninsured litigation that is incidental to its business, and, in our opinion, will be resolved without a material adverse impact on our financial statements.

Although none of the aforementioned potential liabilities can be quantified with absolute certainty, we have established reserves covering these possible exposures, which management believes are reasonable based on past experience and available facts. While additional exposures beyond these reserves could exist, none gives rise to any additional liability that can now be reasonably estimated, and we believe any such costs will not have a material adverse impact on our results of operations or financial position. We will continue to evaluate these potentially additional contingent loss exposures and, if they develop, recognize expense as soon as such losses can be reasonably estimated.

NOTE 14.  WARRANTY RESERVE

The following is a summary of the activity in our warranty reserve during 2002:

2002
(Restated)
Balance at the beginning of the year	$15,285
Accruals during the year for warranty expense	20,014
Additions via acquisition	1,070
Settlements made during the year	(20,238)
Balance at the end of the year	$16,131

NOTE 15.  SHAREHOLDERS’ EQUITY

Each share of our common stock contains a preferred stock purchase right.  These rights are not currently exercisable and trade in tandem with the common stock.  The rights become exercisable and trade separately in the event of certain significant changes in common stock ownership or on the commencement of certain tender offers that, in either case, may lead to a change of our control.  Upon becoming exercisable, the rights provide shareholders the opportunity to acquire a new series of our preferred stock to be then automatically issued at a pre-established price.  In the event of certain forms of our being acquired, the rights also provide our shareholders the opportunity to purchase shares of the acquirer’s common stock from the acquirer at a 50% discount from the current market value.  We may redeem the rights for $0.022 per right at any time prior to their becoming exercisable or their expiration in August 2006.

NOTE 16.  INCOME TAXES

The provision (benefit) for income taxes consisted of the following:

	Year ended December 31,
(Amounts in thousands)	2002	2001	2000
	(Restated)	(Restated)	(Restated)
Current:
U.S. federal	$(7,482)	$3,115	$927
Non-U.S.	19,854	22,045	8,322
State and local	1,250	687	1,160
Total current	13,622	25,847	10,409
Deferred:
U.S. federal	14,201	(24,856)	(3,383)
Non-U.S.	3,840	6,433	(470)
State and local	(879)	(864)	319
Total deferred	17,162	(19,287)	(3,534)
Total provision	$30,784	$6,560	$6,875

The provision (benefit) for income taxes is included in the consolidated financial statements as follows:

	Year ended December 31,
(Amounts in thousands)	2002	2001	2000
	(Restated)	(Restated)	(Restated)
Earnings before extraordinary items	$30,784	$6,560	$6,875
Extraordinary items	(3,980)	(7,149)	(1,162)
Total provision	$26,804	$(589)	$5,713

During 2002, we recorded an extraordinary item for costs totaling $11.7 million associated with the prepayment of long-term debt, net of a related $4.0 million income tax benefit.

The provision for income taxes on earnings was different from the statutory corporate rate due to the following:

	Year ended December 31,
	2002	2001	2000
	(Restated)	(Restated)	(Restated)
U.S. federal income tax rate	35.0%	35.0%	35.0%
Non-U.S. tax rate differential	3.8	13.9	1.4
State and local income taxes, net	(0.2)	(1.4)	5.4
U.S. impact of foreign operations	(0.8)	(0.3)	(8.0)
Extraterritorial income exclusion/foreign sales corporation	(4.5)	4.2	(5.7)
Goodwill	—	9.8	5.4
Meals and entertainment	1.3	7.9	4.7
Equity in income of unconsolidated subsidiaries	(0.2)	(5.8)	(6.2)
Tax contingencies	3.3	(23.0)	—
Other, net	(0.9)	6.8	2.8
Effective tax rate	36.8%	47.1%	34.8%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our consolidated deferred tax assets and liabilities were:

	December 31,
(Amounts in thousands)	2002	2001
	(Restated)	(Restated)
Deferred tax assets related to:
Retirement benefits	$90,600	$55,423
Net operating loss carryforwards	10,343	35,317
Compensation accruals	22,086	10,081
Inventories	13,062	4,495
Credit carryforwards	31,944	36,522
Loss on dispositions	1,692	1,693
Warranty and accrued liabilities	—	3,296
Restructuring charge	5,734	4,117
Foreign exchange gain and losses	—	4,331
Other	5,028	4,284
Total deferred tax assets	180,489	159,559
Valuation allowances	(15,481)	(18,897)
Net deferred tax assets	$165,008	$140,662
Deferred tax liabilities related to:
Foreign exchange gain and losses	$11,200	$54
Property, plant and equipment	45,543	38,736
Goodwill	49,332	29,400
Other	4,591	7,817
Total deferred tax liabilities	$110,666	$76,007
Deferred tax assets, net	$54,342	$64,655

We have recorded valuation allowances to reflect the estimated amount of deferred tax assets that may not be realized due to the expiration of net operating loss and foreign tax credit carryforwards.  The decrease in the valuation allowances during 2002 was primarily attributable to our ability to use foreign tax credit carryforwards and changes in estimates of foreign net operating loss carryforwards.  We had approximately $28.2 million of net operating loss carryforwards at December 31, 2002, of which approximately 73% was generated outside the U.S.  Net operating losses generated in the U.S. will begin to expire in 2017, if unused.  Additionally, we had approximately $29.5 million of foreign tax credit carryforwards at December 31, 2002, which expire in 2004 through 2007 if unused.

Earnings before income taxes comprised:

	Year ended December 31,
(Amounts in thousands)	2002	2001	2000
	(Restated)	(Restated)	(Restated)
U.S.	$6,505	$(61,937)	$(952)
Non-U.S.	77,147	75,860	20,716
Total	$83,652	$13,923	$19,764

Undistributed earnings of our non-U.S. subsidiaries amounted to approximately $223.7 million at December 31, 2002.  These earnings are considered to be indefinitely reinvested and, accordingly, no additional U.S. income taxes or non-U.S. withholding taxes have been provided.  Determination of the amount of additional taxes that would be payable if such earnings were not considered indefinitely reinvested is not practical.

NOTE 17.  SEGMENT INFORMATION

We are principally engaged in the worldwide design, manufacture, distribution and service of industrial flow management equipment.  We provide pumps, valves and mechanical seals primarily for the petroleum industry, the chemical-processing industry, power-generation industry, water industry, general industry and other industries requiring flow management products.

We have the following three divisions, each of which constitutes a business segment:

•                  Flowserve Pump Division;

•                  Flow Solutions Division; and

•                  Flow Control Division.

We evaluate segment performance based on operating income excluding special items. We believe that special items, while indicative of efforts to integrate IFC and IDP into our business, do not reflect ongoing business results.  Earnings before special items are not a recognized measure under generally accepted accounting principles ("GAAP") and should not be viewed as an alternative to GAAP performance measures.

Each division manufactures different products and is defined by the type of products and services provided.  Each division has a President, who reports directly to the Chief Executive Officer.  For decision-making purposes, the Chief Executive Officer and other members of upper management use financial information generated and reported at the division level.  Our corporate headquarters does not constitute a separate division or business segment.

Amounts classified as All Other include the corporate headquarters costs and other minor entities that are not considered separate segments.  Intersegment sales and transfers are recorded at cost plus a profit margin.

Effective July 1, 2002, we realigned our operating segments.  Under the new organization, the Flow Solutions Division includes our seal operations, while our pump and valve service businesses (previously included in the Flow Solutions Division) have been included, as appropriate, in the Flowserve Pump Division and Flow Control Division, respectively.  Effective January 1, 2003, we realigned certain small sites between segments.  Accordingly, the segment information for all periods presented herein has been reported under the new organizational structure.

(Amounts in thousands) Year ended December 31, 2002	Flowserve Pump	Flow Solutions	Flow Control	Subtotal – Reportable Segments	All Other	Consolidated Total
(Restated)
Sales to external customers	$1,199,742	$326,789	$718,275	$2,244,806	$6,342	$2,251,148
Intersegment sales	5,394	23,400	7,247	36,041	(36,041)	—
Segment operating income (before special items) (1)	130,097	64,923	44,683	239,703	(34,226)	205,477
Depreciation and amortization	30,383	7,069	22,446	59,898	5,415	65,313

Identifiable assets	$1,354,753	$182,163	$993,431	$2,530,347	$86,715	$2,617,062
Capital expenditures	12,145	3,066	11,104	26,315	4,560	30,875

(Amounts in thousands) Year ended December 31, 2001	Flowserve Pump	Flow Solutions	Flow Control	Subtotal – Reportable Segments	All Other	Consolidated Total
(Restated)
Sales to external customers	$1,161,976	$307,679	$441,889	$1,911,544	$5,788	$1,917,332
Intersegment sales	8,919	19,839	8,704	37,462	(37,462)	—
Segment operating income (before special items) (2)	134,319	51,497	38,376	224,192	(31,988)	192,204
Depreciation and amortization	44,523	9,346	13,704	67,573	6,282	73,855

Identifiable assets	$1,349,834	$194,255	$356,075	$1,900,164	$143,764	$2,043,928
Capital expenditures	19,322	5,217	8,884	33,423	1,802	35,225

(Amounts in thousands) Year ended December 31, 2000	Flowserve Pump	Flow Solutions	Flow Control	Subtotal – Reportable Segments	All Other	Consolidated Total
(Restated)
Sales to external customers	$792,630	$310,130	$429,213	$1,531,973	$6,320	$1,538,293
Intersegment sales	15,941	16,943	10,935	43,819	(43,819)	—
Segment operating income (before special items) (3)	87,490	46,836	39,736	174,062	(30,968)	143,094
Depreciation and amortization	22,348	9,409	13,525	45,282	11,755	57,037

Identifiable assets	$1,420,330	$193,239	$343,007	$1,956,576	$152,543	$2,109,119
Capital expenditures	11,004	6,935	5,295	23,234	4,585	27,819

(1)          Special items reflect costs associated with the IFC acquisition including a $5.2 million negative purchase accounting adjustment associated with the required write-up and sale of inventory (recorded as a cost of sales), integration expense of $16.2 million and restructuring expense of $4.3 million.

(2)          Special items reflect integration expense of $63.0 million and restructuring expense of $(1.2) million associated with the acquisition and integration of IDP.

(3)          Special items reflect integration expense of $35.2 million and restructuring expense of $19.4 million associated with the acquisition and integration of IDP.

Reconciliation of Segment Information to Consolidated Amounts

Significant items from our reportable segments can be reconciled to the consolidated amounts as follows:

	Year ended December 31,
(Amounts in thousands)	2002	2001	2000
(Restated)
Total segment operating income (before special items)	$239,703	$224,192	$174,062
Corporate expenses and other	34,226	31,988	30,968
Net interest expense	92,932	118,128	70,488
Other expense (income)	3,127	(1,682)	(1,733)
Special items:
Purchase accounting adjustment associated with the required write-up of inventory	5,240	—	—
Integration expenses	16,179	63,043	35,211
Restructuring expenses	4,347	(1,208)	19,364
Earnings before income taxes	$83,652	$13,923	$19,764

	December 31,
(Amounts in thousands)	2002	2001	2000
(Restated)
Total assets for reportable segments	$2,530,347	$1,900,164	$1,956,576
Other assets	151,811	217,028	220,795
Elimination of inter-segment receivables	(65,096)	(73,264)	(68,252)
Total assets	$2,617,062	$2,043,928	$2,109,119

Geographic Information

We attribute revenues to different geographic areas based on the facilities’ location.  Long-lived assets are classified based on the geographic area in which the assets are located.  Sales related to and investments in identifiable assets by geographic area are as follows:

	Year ended December 31, 2002
(Amounts in thousands)	Sales	%	Long-lived Assets	%
(Restated)
United States	$1,171,084	52.0%	$1,247,800	79.6%
Europe	787,727	35.0%	278,748	17.8%
Other (1)	292,337	13.0%	41,091	2.6%

Consolidated total	$2,251,148	100.0%	$1,567,639	100.0%

	Year ended December 31, 2001
(Amounts in thousands)	Sales	%	Long-lived Assets	%
(Restated)
United States	$828,848	43.2%	$733,898	67.8%
Europe	814,483	42.5%	296,055	27.3%
Other (1)	274,001	14.3%	53,390	4.9%

Consolidated total	$1,917,332	100.0%	$1,083,343	100.0%

	Year ended December 31, 2000
(Amounts in thousands)	Sales	%	Long-lived Assets	%
(Restated)
United States	$490,251	31.9%	$796,826	70.0%
Europe	781,885	50.8%	281,095	24.7%
Other (1)	266,157	17.3%	60,276	5.3%
Consolidated total	$1,538,293	100.0%	$1,138,197	100.0%

(1)          Includes Canada, Latin America and Asia Pacific.  No individual geographic segment within this group represents 10% or more of consolidated totals.

Net sales to international customers, including export sales from the U.S., represented 56.0%, 48.1% and 38.0% in 2002, 2001 and 2000, respectively.

Major Customer Information

We have not received revenues from any individual customer that represent 10% or more of consolidated revenues for any of the years presented.

NOTE 18.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following presents the components of accumulated other comprehensive income (loss), net of related tax effects:

	Year ended December 31,
(Amounts in thousands)	2002	2001	2000
	(Restated)	(Restated)	(Restated)

Foreign currency translation	$(97,483)	$(120,750)	$(80,646)
Minimum pension liability	(60,189)	(17,242)	(1,019)
Hedging derivative instruments	(4,306)	(4,145)	—
Total	$(161,978)	$(142,137)	$(81,665)

NOTE 19.  GUARANTOR AND FINANCIAL INFORMATION

Pursuant to the Senior Subordinated Notes, the following consolidating financial information presents the consolidating balance sheet as of December 31, 2002 and 2001, and the related statements of operations and cash flows for each of the three years in the period ended December 31, 2002 for:

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

The following summarizes the effects of restatement adjustments to the previously reported consolidating net earnings (loss):

(Amounts in thousands)	Parent	Flowserve Finance B.V.	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Year ended December 31, 2002:
As previously reported	$53,025	$(17,659)	$(11,767)	$81,438	$(52,012)	$53,025
As restated	45,497	(17,659)	(17,473)	79,618	(44,486)	45,497

Year ended December 31, 2001:
As previously reported	$(1,497)	$(7,855)	$(18,360)	$49,029	$(22,814)	$(1,497)
As restated	(10,488)	(7,855)	(27,964)	49,642	(13,823)	(10,488)

Year ended December 31, 2000:
As previously reported	$13,241	$(343)	$39,388	$12,664	$(51,709)	$13,241
As restated	10,822	(343)	37,856	11,777	(49,290)	10,822

The following consolidating financial information has been restated to reflect the adjustments more fully discussed in Note 2.  The adjustments affected the previously reported financial information of the guarantor subsidiaries and the non-guarantor subsidiaries.  The financial information for the parent has been restated to capture the restated earnings in subsidiaries stemming from the adjustments made to the guarantor and non-guarantor subsidiaries.

CONSOLIDATING STATEMENT OF OPERATIONS

	Year ended December 31, 2002 (Restated)
(Amounts in thousands)	Parent	Flowserve Finance B.V.	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$—	$1,239,095	$1,113,787	$(101,734)	$2,251,148
Cost of sales	—	—	914,598	760,614	(101,734)	1,573,478
Gross profit	—	—	324,497	353,173	—	677,670
Selling, general and administrative expense	—	—	301,894	175,539	—	477,433
Integration expenses	—	—	14,224	1,955	—	16,179
Restructuring expenses	—	—	2,718	1,629	—	4,347
Operating income	—	—	5,661	174,050	—	179,711
Net interest expense (income)	(13,342)	15,736	80,958	9,580	—	92,932
Other expense (income), net	(78)	—	(50,545)	53,750	—	3,127
Equity in earnings of subsidiaries	(44,486)	—	—	—	44,486	—
Earnings (loss) before income taxes	57,906	(15,736)	(24,752)	110,720	(44,486)	83,652
Provision (benefit) for income taxes	5,038	1,923	(7,279)	31,102	—	30,784
Net earnings (loss) before extraordinary items	52,868	(17,659)	(17,473)	79,618	(44,486)	52,868
Extraordinary items, net of income taxes	(7,371)	—	—	—	—	(7,371)
Net earnings (loss)	$45,497	$(17,659)	$(17,473)	$79,618	$(44,486)	$45,497

	Year ended December 31, 2001 (Restated)
(Amounts in thousands)	Parent	Flowserve Finance B.V.	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$—	$1,176,386	$850,868	$(109,922)	$1,917,332
Cost of sales	—	—	837,147	586,565	(109,922)	1,313,790
Gross profit	—	—	339,239	264,303	—	603,542
Selling, general and administrative expense	—	—	271,915	139,423	—	411,338
Integration expenses	—	—	50,187	12,856	—	63,043
Restructuring expenses	—	—	(1,108)	(100)	—	(1,208)
Operating income	—	—	18,245	112,124	—	130,369
Net interest expense	19,269	2,174	86,787	9,898	—	118,128
Other expense (income), net	—	2	(29,157)	27,473	—	(1,682)
Equity in earnings of subsidiaries	(13,823)	—	—	—	13,823	—
Earnings (loss) before income taxes	(5,446)	(2,176)	(39,385)	74,753	(13,823)	13,923
Provision (benefit) for income taxes	(7,130)	—	(11,421)	25,111	—	6,560
Net earnings (loss) before extraordinary items	1,684	(2,176)	(27,964)	49,642	(13,823)	7,363
Extraordinary items, net of income taxes	(12,172)	(5,679)	—	—	—	(17,851)
Net earnings (loss)	$(10,488)	$(7,855)	$(27,964)	$49,642	$(13,823)	$(10,488)

	Year ended December 31, 2000 (Restated)
(Amounts in thousands)	Parent	Flowserve Finance B.V.	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$151,825	$—	$857,475	$611,117	$(82,124)	$1,538,293
Cost of sales	116,703	—	584,395	414,606	(82,124)	1,033,580
Gross profit	35,122	—	273,080	196,511	—	504,713
Selling, general and administrative expense	54,899	—	190,989	115,731	—	361,619
Integration expenses	6,346	—	16,822	12,043	—	35,211
Restructuring expenses	9,064	—	2,564	7,736	—	19,364
Operating income (loss)	(35,187)	—	62,705	61,001	—	88,519
Net interest expense	26,980	343	34,966	5,862	2,337	70,488
Other (income) expense, net	(2,918)	—	(37,140)	40,662	(2,337)	(1,733)
Equity in earnings of subsidiaries	(49,290)	—	—	—	49,290	—
Earnings (loss) before income taxes	(9,959)	(343)	64,879	14,477	(49,290)	19,764
Provision (benefit) for income taxes	(21,910)	—	26,085	2,700	—	6,875
Net earnings (loss) before extraordinary items	11,951	(343)	38,794	11,777	(49,290)	12,889
Extraordinary items, net of income taxes	(1,129)	—	(938)	—	—	(2,067)
Net earnings (loss)	$10,822	$(343)	$37,856	$11,777	$(49,290)	$10,822

CONSOLIDATING BALANCE SHEET

	December 31, 2002 (Restated)
(Amounts in thousands)	Parent	Flowserve Finance B.V.	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$—	$6,937	$42,308	$—	$49,245
Intercompany receivables	181,156	3,822	48,691	49,962	(283,631)	—
Accounts receivable, net	—	1	222,112	268,310	—	490,423
Inventories	—	—	222,324	196,894	—	419,218
Deferred taxes	—	—	24,519	1,550	—	26,069
Prepaid expenses	—	—	14,948	14,596	—	29,544
Total current assets	181,156	3,823	539,531	573,620	(283,631)	1,014,499
Property, plant and equipment, net	—	—	243,548	220,150	—	463,698
Investment in subsidiaries	343,542	296,065	514,853	—	(1,154,460)	—
Intercompany receivables	1,219,430	82,532	330,260	220,422	(1,852,644)	—
Goodwill	—	—	674,136	168,485	—	842,621
Other intangible assets, net	—	—	146,967	29,530	—	176,497
Other assets	19,468	2,748	66,255	31,276	—	119,747
Total assets	$1,763,596	$385,168	$2,515,550	$1,243,483	$(3,290,735)	$2,617,062

Current liabilities:
Accounts payable	$(597)	$—	$99,320	$134,185	$597	$233,505
Intercompany payables	—	18,002	242,783	23,443	(284,228)	—
Accrued liabilities	26,960	3,353	99,762	109,122	—	239,197
Long-term debt due within one year	38,564	—	—	46	—	38,610
Total current liabilities	64,927	21,355	441,865	266,796	(283,631)	511,312
Long-term debt due after one year	977,386	67,546	420	10,396	—	1,055,748
Intercompany payables	—	324,617	1,420,559	107,468	(1,852,644)	—
Retirement benefits and other liabilities	—	—	195,072	133,647	—	328,719
Shareholders’ equity:
Serial preferred stock	—	—	—	—	—	—
Common shares	72,018	—	2	182,331	(182,333)	72,018
Capital in excess of par value	477,635	—	300,963	426,194	(727,157)	477,635
Retained earnings (deficit)	390,085	(25,857)	226,171	199,365	(399,679)	390,085
	939,738	(25,857)	527,136	807,890	(1,309,169)	939,738
Treasury stock, at cost	(63,809)	—	—	—	—	(63,809)
Deferred compensation obligation	7,332	—	—	—	—	7,332
Accumulated other comprehensive (loss) income	(161,978)	(2,493)	(69,502)	(82,714)	154,709	(161,978)
Total shareholders’ equity	721,283	(28,350)	457,634	725,176	(1,154,460)	721,283
Total liabilities and shareholders’ equity	$1,763,596	$385,168	$2,515,550	$1,243,483	$(3,290,735)	$2,617,062

	December 31, 2001 (Restated)
(Amounts in thousands)	Parent	Flowserve Finance B.V.	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$—	$—	$21,500	$—	$21,500
Intercompany receivables	82,513	—	62,875	77,513	(222,901)	—
Accounts receivable, net	—	—	231,483	224,200	—	455,683
Inventories	—	—	197,211	145,446	—	342,657
Deferred taxes	—	—	36,929	2,717	—	39,646
Prepaid expenses	—	—	25,560	13,857	—	39,417
Total current assets	82,513	—	554,058	485,233	(222,901)	898,903
Property, plant and equipment, net	—	—	200,895	160,793	—	361,688
Investment in subsidiaries	387,629	—	464,633	—	(852,262)	—
Intercompany receivables	901,675	85,254	6,198	34,003	(1,027,130)	—
Goodwill	—	—	415,165	100,710	—	515,875
Other intangible assets, net	—	—	115,123	15,956	—	131,079
Other assets	29,094	2,693	91,509	13,087	—	136,383
Total assets	$1,400,911	$87,947	$1,847,581	$809,782	$(2,102,293)	$2,043,928

Current liabilities:
Accounts payable	$146	$—	$89,549	$91,645	$—	$181,340
Intercompany payables	4,240	(1,191)	45,004	174,848	(222,901)	—
Accrued liabilities	13,774	2,665	89,897	87,887	—	194,223
Long-term debt due within one year	44,521	—	2	—	—	44,523
Total current liabilities	62,681	1,474	224,452	354,380	(222,901)	420,086
Long-term debt due after one year	938,606	57,163	420	33	—	996,222
Intercompany payables	—	37,115	939,245	50,770	(1,027,130)	—
Retirement benefits and other liabilities	—	—	172,516	55,480	—	227,996
Shareholders’ equity:
Serial preferred stock	—	—	—	—	—	—
Common shares	60,518	—	2	182,331	(182,333)	60,518
Capital in excess of par value	211,113	—	313,221	72,991	(386,212)	211,113
Retained earnings (deficit)	344,588	(8,198)	226,172	161,957	(379,931)	344,588
	616,219	(8,198)	539,395	417,279	(948,476)	616,219
Treasury stock, at cost	(82,718)	—	—	—	—	(82,718)
Deferred compensation obligation	8,260	—	—	—	—	8,260
Accumulated other comprehensive (loss) income	(142,137)	393	(28,447)	(68,160)	96,214	(142,137)
Total shareholders’ equity	399,624	(7,805)	510,948	349,119	(852,262)	399,624
Total liabilities and shareholders’ equity	$1,400,911	$87,947	$1,847,581	$809,782	$(2,102,293)	$2,043,928

CONSOLIDATING STATEMENT OF CASH FLOWS

	Year ended December 31, 2002 (Restated)
(Amounts in thousands)	Parent	Flowserve Finance B.V.	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows – Operating activities:
Net earnings (loss)	$45,497	$(17,659)	$(17,473)	$79,618	$(44,486)	$45,497
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
Depreciation	—	—	32,444	24,303	—	56,747
Amortization	—	—	7,055	1,511	—	8,566
Amortization of prepaid financing fees and discount	4,736	413	—	—	—	5,149
Write-off of unamortized prepaid financing fees	5,842	—	—	—	—	5,842
Other direct costs of long-term debt repayment	5,700	—	—	—	—	5,700
Net (gain) loss on disposition of fixed assets	—	—	24	(1,747)	—	(1,723)
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	—	22	44,654	32,055	—	76,731
Inventories	—	—	21,091	8,434	—	29,525
Intercompany receivable and payable	(427,096)	272,529	348,646	(249,307)	55,228	—
Prepaid expenses	—	643	7,855	8,816	—	17,314
Other assets	(810)	181	11,107	(23,147)	—	(12,669)
Accounts payable	160	—	(17,978)	12,451	—	(5,367)
Accrued liabilities	13,966	488	(47,077)	5,938	—	(26,685)
Retirement benefits and other liabilities	—	—	27,140	9,743	—	36,883
Net deferred taxes	—	—	(10,006)	17,348	—	7,342
Net cash flows provided (used) by operating activities	(352,005)	256,617	407,482	(73,984)	10,742	248,852
Cash flows – Investing activities:
Capital expenditures	—	—	(16,220)	(14,655)	—	(30,875)
Cash received for disposals of assets	—	—	8,720	—	—	8,720
Payments for acquisitions, net of cash acquired	—	—	(535,067)	—	—	(535,067)
Change in investments in subsidiaries	23,927	(258,421)	(32,934)	(50,252)	317,680	—
Net cash flows (used) provided by investing activities	23,927	(258,421)	(575,501)	(64,907)	317,680	(557,222)
Cash flows – Financing activities:
Net repayments under lines of credit	(70,000)	—	—	—	—	(70,000)
Proceeds from long-term debt	795,306	—	—	—	—	795,306
Payments of long-term debt	(683,923)	—	—	—	—	(683,923)
Payment of prepaid financing fees	(6,080)	—	—	—	—	(6,080)
Other direct costs of long-term debt repayment	—	—	—	—	—	—
Proceeds from issuance of common stock	275,925	—	—	—	—	275,925
Cash dividends paid	—	—	24,402	(24,402)	—	—
Net proceeds from stock option activity	16,850	1,804	150,539	176,079	(328,422)	16,850
Net cash flows provided (used) by financing activities	328,078	1,804	174,941	151,677	(328,422)	328,078
Effect of exchange rate changes	—	—	15	8,022	—	8,037
Net change in cash and cash equivalents	—	—	6,937	20,808	—	27,745
Cash and cash equivalents at beginning of year	—	—	—	21,500	—	21,500
Cash and cash equivalents at end of year	$—	$—	$6,937	$42,308	$—	$49,245

	Year ended December 31, 2001 (Restated)
(Amounts in thousands)	Parent	Flowserve Finance B.V.	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows – Operating activities:
Net earnings (loss)	$(10,488)	$(7,855)	$(27,964)	$49,642	$(13,823)	$(10,488)
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
Depreciation	—	—	28,703	20,188	—	48,891
Amortization	—	—	21,365	3,599	—	24,964
Amortization of prepaid financing fees and discount	5,857	879	—	—	—	6,736
Write-off of unamortized prepaid financing fees	5,844	1,810	—	—	—	7,654
Other direct costs of long-term debt repayment	13,476	3,844	—	—	—	17,320
Net gain (loss) on disposition of fixed assets	—	—	114	(897)	—	(783)
Impairment of assets	—	—	679	—	—	679
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	12	—	12,462	3,306	—	15,780
Inventories	—	—	(3,960)	(40,637)	—	(44,597)
Intercompany receivable and payable	(127,425)	36,017	6,275	62,487	22,646	—
Prepaid expenses	—	—	4,737	(21,759)	—	(17,022)
Other assets	(859)	(48)	28,760	(37,410)	—	(9,557)
Accounts payable	(1,466)	—	14,601	(15,321)	—	(2,186)
Accrued liabilities	12,863	2,560	(42,211)	(28,308)	210	(54,886)
Retirement benefits and other liabilities	8,221	—	(37,734)	17,004	—	(12,509)
Net deferred taxes	—	—	(24,263)	6,518	—	(17,745)
Net cash flows (used) provided by operating activities	(93,965)	37,207	(18,436)	18,412	9,033	(47,749)
Cash flows – Investing activities:
Capital expenditures	—	—	(20,537)	(14,688)	—	(35,225)
Cash received for disposals of assets	—	—	5,855	2,868	—	8,723
Payments for acquisitions, net of cash acquired	—	—	(1,685)	—	—	(1,685)
Change in investments in subsidiaries	—	—	(21,541)	—	21,541	—
Net cash flows used by investing activities	—	—	(37,908)	(11,820)	21,541	(28,187)
Cash flows – Financing activities:
Net borrowings under lines of credit	70,000	—	—	—	—	70,000
Proceeds from long-term debt	—	—	420	—	—	420
Payments of long-term debt	(124,580)	(31,000)	—	—	—	(155,580)
Payments of prepaid financing fees
Other direct costs of long-term debt repayment	(13,476)	(3,844)	—	—	—	(17,320)
Proceeds from issuance of common stock	154,022	—	—	—	—	154,022
Cash dividends paid	—	—	12,186	(12,189)	—	(3)
Net proceeds from stock option activity	7,999	(2,363)	43,955	(18,916)	(22,676)	7,999
Net cash flows provided (used) by financing activities	93,965	(37,207)	56,561	(31,105)	(22,676)	59,538
Effect of exchange rate changes	—	—	(217)	(4,226)	—	(4,443)
Net change in cash and cash equivalents	—	—	—	(28,739)	7,898	(20,841)
Cash and cash equivalents at beginning of year	—	—	—	50,239	(7,898)	42,341
Cash and cash equivalents at end of year	$—	$—	$—	$21,500	$—	$21,500

	Year ended December 31, 2000 (Restated)
(Amounts in thousands)	Parent	Flowserve Finance B.V.	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Cash flows – Operating activities:
Net earnings (loss)	$10,822	$(343)	$37,856	$11,777	$(49,290)	$10,822
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
Depreciation	6,221	—	25,778	10,677	—	42,676
Amortization	461	—	11,088	2,812	—	14,361
Amortization of prepaid financing fees and discount	2,773	301	—	—	—	3,074
Write-off of unamortized prepaid financing fees	—	—	2,216	—	—	2,216
Other direct costs of long-term debt repayment	—	—	1,013	—	—	1,013
Net gain (loss) on disposition of fixed assets	—	—	(260)	410	—	150
Impairment of assets	—	—	3,673	—	—	3,673
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(4,065)	—	(32,305)	(33,732)	—	(70,102)
Inventories	7,380	—	(21,867)	7,214	—	(7,273)
Intercompany receivable and payable	(586,869)	(87,832)	701,566	143,990	(170,855)	—
Prepaid expenses	(403)	—	(1,931)	15,722	(4,622)	8,766
Other assets	(17,289)	(354)	(2,337)	750	1,366	(17,864)
Accounts payable	(6,891)	—	11,717	21,831	(5,204)	21,453
Accrued liabilities	4,717	111	(18,615)	(11,453)	740	(24,500)
Retirement benefits and other liabilities	15,222	—	18,302	(4,442)	3,671	32,753
Net deferred taxes	(6,533)	—	10,180	(1,759)	(4,675)	(2,787)
Net cash flows (used) provided by operating activities	(574,454)	(88,117)	746,074	163,797	(228,869)	18,431
Cash flows – Investing activities:
Capital expenditures	(7,330)	—	(9,300)	(11,189)	—	(27,819)
Cash received for disposals of assets	—	—	5,368	36	—	5,404
Payments for acquisitions, net of cash acquired	(387,793)	—	(241,019)	(699,357)	557,455	(770,714)
Change in investments in subsidiaries	—	—	(169,662)	—	169,662	—
Net cash flows (used) provided by investing activities	(395,123)	—	(414,613)	(710,510)	727,117	(793,129)
Cash flows – Financing activities:
Net repayments under lines of credit	—	—	(88,903)	(2,108)	—	(91,011)
Proceeds from long-term debt	1,191,511	92,958	—	—	—	1,284,469
Payment of long-term debt	(161,663)	—	(189,997)	(6,828)	—	(358,488)
Payment of prepaid financing fees	(41,663)	(4,811)	—	—	—	(46,474)
Other direct costs of long-term debt repayment	—	—	(1,013)	—	—	(1,013)
Net proceeds from stock option activity	615	—	—	—	—	615
Cash dividends paid	—	—	26,940	(26,940)	—	—
Proceeds from issuance of stock	(19,223)	—	(79,377)	604,353	(505,753)	—
Net cash flows provided (used) by financing activities	969,577	88,147	(332,350)	568,477	(505,753)	788,098
Effect of exchange rate changes	—	(30)	—	(1,492)	—	(1,522)
Net change in cash and cash equivalents	—	—	(889)	20,272	(7,505)	11,878
Cash and cash equivalents at beginning of year	—	—	889	29,966	(392)	30,463
Cash and cash equivalents at end of year	$—	$—	$—	$50,238	$(7,897)	$42,341

NOTE 20.  UNAUDITED QUARTERLY FINANCIAL DATA

For a description of the restatement items and the effect on annual periods for 2002, 2001 and 2000, which also affect the unaudited quarterly data, see Note 2, “Restatement” to these consolidated financial statements.

	First Quarter		Second Quarter		Third Quarter
(Amounts in millions, except per share data)	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
2002 (a):
Sales	$447.0	$447.1	$592.7	$592.5	$586.7	$586.7
Gross profit	142.0	136.5	182.0	179.8	175.5	173.8
Net earnings (loss) before extraordinary items	12.7	9.0	20.7	21.3	9.8	8.6
Net earnings (loss)	$12.7	$9.0	$14.3	$14.9	$9.3	$8.1

Earnings (loss) per share (basic):
Before extraordinary items	$0.28	$0.20	$0.40	$0.41	$0.18	$0.16
Extraordinary items, net of income taxes	—	—	(0.12)	(0.12)	(0.01)	(0.01)
Net earnings (loss) per share (basic)	$0.28	$0.20	$0.28	$0.29	$0.17	$0.15

Earnings (loss) per share (diluted):
Before extraordinary items	$0.28	$0.20	$0.39	$0.40	$0.18	$0.16
Extraordinary items, net of income taxes	—	—	(0.12)	(0.12)	(0.01)	(0.01)
Net earnings (loss) per share (diluted)	$0.28	$0.20	$0.27	$0.28	$0.17	$0.15

	Fourth Quarter		Full Year
(Amounts in millions, except per share data)	As Previously Reported	As Restated	As Previously Reported	As Restated
2002 (a):
Sales	$624.8	$624.8	$2,251.3	$2,251.1
Gross profit	185.9	187.5	685.5	677.6
Net earnings (loss) before extraordinary items	17.1	14.0	60.4	52.9
Net earnings (loss)	$16.6	$13.5	$53.0	$45.5

Earnings (loss) per share (basic):
Before extraordinary items	$0.31	$0.25	$1.16	$1.02
Extraordinary items, net of income taxes	(0.01)	(0.01)	(0.14)	(0.14)
Net earnings (loss) per share (basic)	$0.30	$0.24	$1.02	$0.88

Earnings (loss) per share (diluted):
Before extraordinary items	$0.31	$0.25	$1.16	$1.01
Extraordinary items, net of income taxes	(0.01)	(0.01)	(0.14)	(0.14)
Net earnings (loss) per share (diluted)	$0.30	$0.24	$1.02	$0.87

(a)          Net earnings in 2002 include IFC integration expense of $16.2 million, restructuring expense of $4.3 million, a $5.2 million purchase accounting adjustment associated with the required write-up and subsequent sale of acquired inventory, and an extraordinary item of $7.4 million net of tax, resulting in a reduction of net earnings of $24.3 million.

	First Quarter		Second Quarter		Third Quarter
(Amounts in millions, except per share data)	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
2001 (b):
Sales	$444.4	$444.0	$464.6	$464.6	$469.6	$469.6
Gross profit	137.6	135.1	155.7	151.7	152.3	147.9
Net earnings (loss) before extraordinary items	(8.5)	(10.3)	2.6	(0.1)	5.8	2.9
Net earnings (loss)	$(8.5)	$(10.3)	$2.6	$(0.1)	$5.8	$2.9

Earnings (loss) per share (basic):
Before extraordinary items	$(0.22)	$(0.27)	$0.07	$—	$0.15	$0.08
Extraordinary items, net of income taxes	—	—	—	—	—	—
Net earnings (loss) per share (basic)	$(0.22)	$(0.27)	$0.07	$—	$0.15	$0.08

Earnings (loss) per share (diluted):
Before extraordinary items	$(0.22)	$(0.27)	$0.07	$—	$0.15	$0.08
Extraordinary items, net of income taxes	—	—	—	—	—	—
Net earnings (loss) per share (diluted)	$(0.22)	$(0.27)	$0.07	$—	$0.15	$0.08

	Fourth Quarter		Full Year
(Amounts in millions, except per share data)	As Previously Reported	As Restated	As Previously Reported	As Restated
2001 (b):
Sales	$539.3	$539.1	$1,917.5	$1,917.3
Gross profit	169.0	168.8	614.6	603.5
Net earnings (loss) before extraordinary items	16.5	14.9	16.4	7.4
Net earnings (loss)	$(1.4)	$(3.0)	$(1.5)	$(10.5)

Earnings (loss) per share (basic):
Before extraordinary items	$0.39	$0.38	$0.42	$0.19
Extraordinary items, net of income taxes	(0.42)	(0.46)	(0.46)	(0.46)
Net earnings (loss) per share (basic)	$(0.03)	$(0.08)	$(0.04)	$(0.27)

Earnings (loss) per share (diluted):
Before extraordinary items	$0.39	$0.38	$0.42	$0.19
Extraordinary items, net of income taxes	(0.42)	(0.46)	(0.46)	(0.46)
Net earnings (loss) per share (diluted)	$(0.03)	$(0.08)	$(0.04)	$(0.27)

(b)         Net earnings in 2001 include IDP integration expense of $63.0 million, a reduction of Flowserve restructuring expense of $1.2 million, and an extraordinary item of $17.9 million net of tax, resulting in a reduction of net earnings of $57.3 million.

	First Quarter		Second Quarter		Third Quarter
(Amounts in millions, except per share data)	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
2000 (c):
Sales	$285.3	$285.3	$299.2	$299.2	$412.1	$412.1
Gross profit	99.2	99.2	103.2	103.2	130.1	130.1
Net earnings (loss) before extraordinary items	11.9	11.9	12.6	12.6	(10.9)	(10.9)
Net earnings (loss)	$11.9	$11.9	$12.6	$12.6	$(13.0)	$(13.0)

Earnings (loss) per share (basic):
Before extraordinary items	$0.31	$0.31	$0.33	$0.33	$(0.29)	$(0.31)
Extraordinary items, net of income taxes	—	—	—	—	(0.05)	(0.05)
Net earnings (loss) per share (basic)	$0.31	$0.31	$0.33	$0.33	$(0.34)	$(0.36)

Earnings (loss) per share (diluted):
Before extraordinary items	$0.31	$0.31	$0.33	$0.33	$(0.29)	$(0.31)
Extraordinary items, net of income taxes	—	—	—	—	(0.05)	(0.05)
Net earnings (loss) per share (diluted)	$0.31	$0.31	$0.33	$0.33	$(0.34)	$(0.36)

	Fourth Quarter		Full Year
(Amounts in millions, except per share data)	As Previously Reported	As Restated	As Previously Reported	As Restated
2000 (c):
Sales	$541.7	$541.7	$1,538.3	$1,538.3
Gross profit	174.4	172.2	506.9	504.7
Net earnings (loss) before extraordinary items	1.7	(0.7)	15.3	12.9
Net earnings (loss)	$1.7	$(0.7)	$13.2	$10.8

Earnings (loss) per share (basic):
Before extraordinary items	$0.05	$(0.01)	$0.40	$0.34
Extraordinary items, net of income taxes	—	—	(0.05)	(0.05)
Net earnings (loss) per share (basic)	$0.05	$(0.01)	$0.35	$0.29

Earnings (loss) per share (diluted):
Before extraordinary items	$0.05	$(0.01)	$0.40	$0.34
Extraordinary items, net of income taxes	—	—	(0.05)	(0.05)
Net earnings (loss) per share (diluted)	$0.05	$(0.01)	$0.35	$0.29

(c)          Net earnings in 2000 include IDP integration expense of $35.2 million, IDP restructuring expense of $19.4 million, and extraordinary items of $2.1 million net of tax, resulting in a reduction of net earnings of $37.8 million.

NOTE 21.  SUBSEQUENT EVENTS (UNAUDITED)

Updated Legal Matters

In June 2002, we were sued by Ruhrpumpen, Inc. who alleged antitrust violations, conspiracy, fraud and breach of contract claims arising out of our December 2000 sale to Ruhrpumpen of a plant in Tulsa, Oklahoma and a license for eight defined pump lines.  The sale agreement had a purchase price of approximately $5.4 million plus other material terms, including Ruhrpumpen’s assumption of certain liabilities.  Ruhrpumpen subsequently amended its complaint to add Mr. Ronald F. Shuff, our Vice President, Secretary and General Counsel, and two other employees as individual defendants. The sale to Ruhrpumpen was the result of a divestiture agreement we reached with the U.S. Department of Justice (“DOJ”) in July 2000 in connection with our acquisition of IDP.  Our agreement with the DOJ gives it the authority to make inquiries about and otherwise monitor our divestiture.  On or about May 13, 2003, we received a letter from the DOJ making inquiry into some of the issues raised by Ruhrpumpen in its lawsuit and seeking information about the divestiture and Ruhrpumpen’s lawsuit.  The DOJ continues to monitor the lawsuit and the divestiture.  During March 2004, the case was tried in the U.S. District Court for the Northern District of Texas.  At trial, Ruhrpumpen sought the recovery of over $100 million in actual and exemplary damages. We vigorously contested Ruhrpumpen’s allegations and purported damages.  At the close of the trial, Ruhrpumpen voluntarily dismissed its claims against Mr. Shuff and the other two employees.  We are currently awaiting a ruling from the court as to the remaining claims against the Company.

During the quarter ended September 30, 2003, related lawsuits were filed in federal court, in the Northern District of Texas, alleging that we violated federal securities laws during a period beginning on October 23, 2001 and ending September 27, 2002.  The cases were consolidated and a lead plaintiff was appointed by the court. A consolidated amended complaint was filed on February 5, 2004.  The consolidated amended complaint, like the earlier individual complaints, also names as individual defendants Mr. C. Scott Greer, Chairman, President and Chief Executive Officer, and Ms. Renée J. Hornbaker, Vice President and Chief Financial Officer, and seeks unspecified compensatory damages and recovery of costs.  On March 11, 2004, the court granted the lead plaintiff leave to file a further amended complaint within 15 days of our filing of the finalized restatement of our financial results.  We strongly believe that the lawsuit is without merit and plan to vigorously defend the case.

On February 4, 2004, we received an informal inquiry from the SEC requesting the voluntary production of documents and information related to our February 3, 2004 announcement that we would restate our financial results for the nine months ended September 30, 2003 and the full years 2002, 2001 and 2000.  In a separate informal inquiry, the SEC requested, and we voluntarily supplied, documents and other information relating to whether our Form 8-K, filed November 21, 2002, adequately fulfilled obligations that may have arisen under Regulation FD.  We intend to continue to cooperate with the SEC in these inquiries.

Although none of the aforementioned potential liabilities can be quantified with absolute certainty, we have established reserves covering these possible exposures, which we believe are reasonable based on past experience and available facts.  While additional exposures beyond these reserves could exist, none gives rise to any additional liability that can now be reasonably estimated, and we believe any such costs will not have a material adverse impact on our financial position or results of operations.  We will continue to evaluate these potential contingent loss exposures and, if necessary, recognize expense as soon as such losses become probable and can be reasonably estimated.

PART III

ITEM 9A.  CONTROLS AND PROCEDURES

Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report on Form 10-K/A, December 31, 2002.  During this evaluation, our CEO and CFO became aware of several weaknesses related to the internal controls over financial reporting.

In April 2003, our independent auditors, PricewaterhouseCoopers, LLP (“PwC”), advised the Audit/Finance Committee of the Board of Directors (the “Audit/Finance Committee”) of various matters related to inventories at one of our facilities that may be considered reportable conditions under standards established by the American Institute of Certified Public Accountants.  The Audit/Finance Committee asked management to direct significant resources to address these inventory-related matters and reconcile inventory amounts at this facility during the balance of 2003.

In February 2004, management advised the Audit/Finance Committee of weaknesses in internal controls over the implementation of computer systems, recording inventory amounts and related costs, account reconciliation procedures, manual journal entry procedures and monitoring of compliance with procedures.  Also in February 2004, PwC advised the Audit/Finance Committee that these internal control issues collectively constituted material weaknesses as defined in Statement of Auditing Standards No. 60.  In addition, these internal control issues may also constitute weaknesses in our disclosure controls and procedures.

As a result of matters giving rise to the restatement of the nine months ended September 30, 2003 and full years 2002, 2001 and 2000, the Audit/Finance Committee commissioned an independent investigation of matters related to the restatement in early March 2004.  The final investigation results revealed inappropriate accounting entries pertaining to inventory amounts and related cost of sales entries in 2003, which were made without proper substantiation and were not recognized in the appropriate periods.

Since discovering the internal control weaknesses identified above and evaluating the investigation results, we accelerated the implementation of measures to strengthen our internal controls, including, among others, the following:

•	enhancing computer systems implementation and testing procedures;
•	enhancing computer systems training;
•	changing certain key and lower level financial, accounting and other staff positions and expanding financial training programs;
•	reinforcing existing account reconciliation procedures and journal entry procedures, including enhanced monitoring of reconciliations;
•	reinforcing existing physical inventory and cycle counting procedures and enhanced monitoring of compliance with those procedures, as well as instituting more frequent physical inventory counts; and
•	increasing internal audit testing.

In order to improve communications and consistency of practice among our finance personnel, we have also transitioned to an organizational structure in which all financial personnel report to the finance department.  In addition, we intend to appoint a manager in the corporate financial group to focus on monitoring and assessing compliance with internal controls and financial policies and procedures as well as enhancing financial training programs.

In connection with the restatement, we have performed substantial additional procedures to confirm that the restated financial information fairly presents our operating results and financial condition for the periods presented.  As a result of the additional procedures and progress made in implementing the foregoing improvements, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of April 26, 2004.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)

1.	Financial Statements

	The following index lists consolidated restated financial statements and notes thereto filed as part of this amended report on Form 10-K/A:

	Flowserve Corporation Consolidated Financial Statements

	Report of Independent Auditors	37
	Consolidated Balance Sheets at December 31, 2002 and 2001	39
	For each of the three years in the period ended December 31, 2002:
	Consolidated Statements of Operations	38
	Consolidated Statements of Comprehensive Income/(Loss)	38
	Consolidated Statements of Shareholders’ Equity	40
	Consolidated Statements of Cash Flows	41
	Notes to Consolidated Financial Statements	42

2.	Financial Statement Schedules

The following index lists consolidated restated financial statements and notes thereto filed as part of this amended report on Form 10-K/A:

Flowserve Corporation Financial Statement Schedule
For each of the three years in the period ended December 31, 2002:
	Report of Independent Auditors on Financial Statement Schedule	F-1
	Schedule of Valuation and Qualifying Accounts	F-2

3.	Exhibits

The following index lists the exhibits attached hereto as part of this Form 10-K/A.

Exhibit No.	Description
23.1	Consent of Independent Accountants (filed herewith).
31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
31.2	Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

(b)                               Reports on Form 8-K

On November 21, 2002, the Company filed a Form 8-K reaffirming its 2002 full year estimated earnings per share.  The Company also filed a Form 8-K on December 23, 2002, announcing that it had increased the number of directors that would serve on its board of directors from nine (9) to ten (10) and that its board of directors had elected Christopher A. Bartlett to serve as the new director until the next annual shareholders meeting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of April 2004.

FLOWSERVE CORPORATION (Registrant)

By:	/s/ C. Scott Greer

C. Scott Greer
Chairman, President and Chief Executive Officer

REPORT OF INDEPENDENT AUDITORS ON

FINANCIAL STATEMENT SCHEDULE

To The Board of Directors and Shareholders of Flowserve Corporation:

Our audits of the consolidated financial statements referred to in our report dated February 3, 2003, except as to Note 2 which is as of April 26, 2004, also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K/A.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its previously issued financial statements for each of the years ended December 31, 2002, 2001 and 2000.

/s/PricewaterhouseCoopers LLP
Dallas, Texas

February 3, 2003, except as to Note 2 which is as of April 26, 2004

F-1

FLOWSERVE CORPORATION

Schedule II – Valuation and Qualifying Accounts

(dollars in thousands)

The inventory reserves have been restated to give effect to adjustments identified during 2003 that related to 2002, 2001 and 2000.  See Note 2 to the consolidated financial statements for further information regarding the restatement.

Column A	Column B	Column C		Column D	Column E
	Balance at beginning of year	Additions charged to cost and expenses	Additions charged to other accounts- acquisitions and related adjustments	Deductions from reserve	Balance at end of year
Description

Year ended December 31, 2002:

Allowance for doubtful accounts (a):	$20,800	$3,091	$2,423	$(5,304)	$21,010

Inventory reserves (restated) (b):	$43,986	$4,093	$—	$(6,704)	$41,375
Deferred tax asset valuation allowance(c)	$18,897	$—	$—	$(3,416)	$15,481

Year ended December 31, 2001:

Allowance for doubtful accounts (a):	$18,481	$4,556	$2,087	$(4,324)	$20,800

Inventory reserves (restated) (b):	$37,114	$4,949	$5,948	$(5,025)	$42,986
Deferred tax asset valuation allowance(c)	$14,228	$4,669	$—	$—	$18,897

Year ended December 31, 2000:

Allowance for doubtful accounts (a):	$5,705	$2,782	$11,386	$(1,392)	$18,481

Inventory reserves (restated) (b):	$18,935	$6,066	$17,195	$(5,082)	$37,114
Deferred tax asset valuation allowance(c)	$7,763	$347	$6,118	$—	$14,228

(a)  Deductions from reserve represent accounts written off net of recoveries and reductions due to improved aging of receivables.

(b)  Deductions from reserve represent inventory disposed of or written off.

(c)  Deductions from reserve result from the expiration or utilization of foreign tax credits previously reserved.

F-2

Forward-Looking Information is Subject to Risk and Uncertainty

This Annual Report on Form10-K/A and other reports and oral statements made from time-to-time by the Company contain various forward-looking statements and include assumptions about the Company’s future market conditions, operations and results.  These statements are based on current expectations and are subject to significant risks and uncertainties.  They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Among the many factors that could cause actual results to differ materially from the forward-looking statements are:

•                  material adverse events in the national financial markets;

•                  changes in the already competitive environment for the Company’s products or competitors’ responses to the Company’s strategies;

•                  the Company’s ability to integrate past and future acquisitions into its management operations;

•                  political risks, military actions or trade embargoes affecting customer markets, including continuing conflict in Iraq with its potential impact on Middle Eastern markets and global oil producers;

•                  the health of the Company’s various customer industries, including the petroleum, chemical, power and water industries;

•                  economic turmoil in areas outside the United States;

•                  global economic growth;

•                  unanticipated difficulties or costs associated with new systems, including software;

•                  the Company’s relative geographical profitability and its impact on the Company’s utilization of foreign tax credits;

•                  the recognition of significant expenses associated with adjustments to realign the Company’s facilities and other capabilities with its strategies and business conditions, including, without limitation, expenses incurred in restructuring the Company’s operations and the cost of financing, including increases in interest costs; and

•                  litigation developments.

The Company undertakes no obligation to update or revise any forward-looking statements contained herein as a result of new information, future events or otherwise occurring after the date on which such forward-looking statements are made.  New factors emerge from time-to-time, and it is not possible for the Company to predict all such factors.