Form 10-K
period 2003-12-31
FLOWSERVE CORP
filed 2004-04-27
CIK 30625

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

Commission file number 1-13179

FLOWSERVE CORPORATION
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of organization)	31-0267900 (I.R.S. Employer Identification No.)
5215 North O'Connor Boulevard Suite 2300, Irving, Texas (Address of principal executive offices)	75039 (Zip Code)

Registrant's telephone number, including area code: (972) 443-6500

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
COMMON STOCK, $1.25 PAR VALUE	NEW YORK STOCK EXCHANGE

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2003 (the last business day of the registrant's most recently completed second fiscal quarter of 2003) was approximately $1,012,085,633.

The number of shares outstanding of the registrant's common stock as of April 21, 2004 was 54,248,133.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's 2004 Proxy Statement are incorporated by reference into Part III of this Form 10-K.

Except where otherwise indicated and unless the context otherwise requires, the terms "Flowserve," "Company," "we," "us," "our" and "our Company" refer collectively to Flowserve Corporation and its subsidiaries.

PART I

ITEM 1. BUSINESS

We believe that we are the world's leading manufacturer and aftermarket service provider of comprehensive flow control systems. We were incorporated in the State of New York on May 1, 1912. We develop and manufacture precision-engineered flow control equipment for critical service applications which require high reliability. The flow control system components we produce include pumps, valves and mechanical seals. Our products and services are used in several industries, including, but not limited to, the petroleum, chemical, power generation, water treatment and general industrial industries.

    We conduct our operations through three business segments:

  •
  Flowserve Pump Division (FPD) for engineered pumps, industrial pumps and related services;
  •
  Flow Solutions Division (FSD) for precision mechanical seals and related services; and
  •
  Flow Control Division (FCD) for industrial valves, manual valves, control and nuclear valves, valve actuators and controls and related services.

    Each of our segments also provides aftermarket replacement parts. We are not required to carry unusually high amounts of inventory to meet customer delivery requirements or to assure needed deliveries from suppliers. We have been working to reduce our overall inventory levels to improve our operational effectiveness and to reduce working capital needs. We do not typically provide rights of product return for our customers and we do not offer extended payment terms under normal circumstances. In addition to the information on our business segments contained below, see Note 16 of the consolidated financial statements.

FLOWSERVE PUMP DIVISION

Through FPD, we design, manufacture, distribute and service engineered and industrial pumps and pump systems, replacement parts and related equipment principally to industrial markets. FPD's products and services are primarily used by companies that operate in the petroleum, chemical processing, power generating, water treatment and general industrial markets. Our pump systems and components are manufactured at 23 plants worldwide. We also manufacture a small portion of our pumps through several foreign joint ventures. We market our pump products through our worldwide sales force and our regional service and repair centers or on a commission basis through independent distributors and sales representatives.

FPD PRODUCTS

We manufacture more than 100 different pump models ranging from simple fractional horsepower industrial pumps to high horsepower (up to 10,000 horsepower) engineered pumps. Our pumps are manufactured in a wide range of metal alloys and with a variety of configurations, including pumps that utilize mechanical seals (sealed pumps) and pumps that do not utilize mechanical seals (magnetic-drive pumps).

FPD SERVICES

We provide engineered aftermarket services through our global network of 32 service centers in 17 countries. Our FPD service personnel provide a comprehensive set of equipment maintenance services for flow management control systems, including repair, advanced diagnostics, installation, commissioning, re-rate and retrofit programs, machining and full service solution offerings. A large portion of our FPD service work is performed on a quick response basis, and we offer 24-hour service in all of our major markets.

    The following is a summary list of our pump products and globally recognized brands:

FPD PRODUCT TYPES

Centrifugal Pumps:

  •
  Chemical Process ANSI and ISO
  •
  Petroleum Process API 610
  •
  Horizontal Between Bearing Single-stage
  •
  Horizontal Between Bearing Multi-stage
  •
  Vertical
  •
  Submersible Motor
  •
  Specialty
  •
  Nuclear

Positive Displacement Pumps:

  •
  Reciprocating
  •
  Gear
  •
  Twin Screw

FPD BRAND NAMES

• ACEC • Byron Jackson • Durco • Flowserve • Pacific • Scienco • Worthington-Simpson • Western Land Roller • Worthington	• Aldrich • Cameron • Duriron • IDP • Pleuger • Sier-Bath • United Centrifugal • Wilson-Snyder

NEW FPD PRODUCT DEVELOPMENTS

Our investments in new product research and development have consistently led to producing more reliable and higher efficiency pumps. The majority of our new FPD products and enhancements are driven by our customers' need to achieve higher production rates at lower costs. As a result, we continually work with our customers to develop better pump solutions to improve the availability and efficiency of their pump systems; however, none of our newly developed pump products have required the investment of a material amount of our assets or was otherwise material.

FPD CUSTOMERS

FPD sells its products to more than 1,000 customers, including leading engineering and construction firms, original equipment manufacturers ("OEM"), distributors and end users. Our sales mix of original equipment products and aftermarket replacement parts diversifies our business and somewhat mitigates the impact of economic cycles in our business.

FPD COMPETITION

The pump industry is highly fragmented with more than 50 competitors; however, we primarily compete against a relatively limited number of large companies operating on a global scale. Competition is generally based on price, expertise, delivery times, breadth of product offerings, contractual terms, previous installation history and reputation for quality.

    The pump industry has undergone considerable consolidation in recent years, primarily caused by (1) the need to lower costs through reduction of excess capacity and (2) customers' preference to align with global full service suppliers in simplifying their supplier base. Despite the consolidation activity, the market remains highly competitive. We believe, based on independent industry sources, that we are, on a global basis, the third largest industrial pump supplier.

FPD BACKLOG

FPD's backlog of orders at December 31, 2003 was $570 million, compared with $495 million at December 31, 2002. We anticipate shipping approximately 90% or more of our current backlog by December 31, 2004.

FLOW SOLUTIONS DIVISION

Through FSD, we design, manufacture and distribute mechanical seals, sealing systems and parts, and provide related services principally to industrial markets. Flow control products require mechanical seals to be replaced throughout the products' useful lives. The replacement of mechanical seals is an integral part of our aftermarket services. Our mechanical seals are used on a variety of rotating equipment, including pumps, mixers, compressors, steam turbines and other specialty equipment, primarily in the petroleum, chemical processing, power generation and general industrial end-markets. We manufacture mechanical seals at three plants in the U.S. and at three plants outside the U.S. Through our global network of 61 seal quick response centers, we provide service, repair and diagnostic services for maintaining components of flow control systems.

    Our mechanical seal products are primarily marketed to end users through our direct sales force and on a commission basis to distributors and sales agents. A portion of our mechanical seal products is sold directly to OEMs for incorporation into rotating equipment requiring mechanical seals.

FSD PRODUCTS

We design, manufacture and distribute approximately 180 different models of mechanical seals and sealing systems. We believe our ability to deliver or ship engineered new seal product orders within 72 hours from the customer's request, through design, engineering, manufacturing, testing and delivery, provides us with a leading competitive advantage. Mechanical seals are critical to the reliable operation of rotating equipment for prevention of leakage and emissions of hazardous substances and the reduction of shaft wear caused by non-mechanical seals. We also manufacture a gas-lubricated mechanical seal that is used in high-speed compressors for gas transmission and in the oil and gas production markets. We continually update our mechanical seals and sealing systems to integrate emerging technologies.

    The following list summarizes our seal products and services and globally recognized brands:

FSD SERVICES

We provide aftermarket services through our network of 64 seal quick response centers located throughout the world, including 24 such sites in North America. We also provide asset management services and condition monitoring for rotating equipment. Approximately 75% of our service work is performed on a quick response basis, and we offer 24-hour service in all of our major markets.

FSD PRODUCT TYPES

  •
  Cartridge Seals
  •
  Dry-Running Seals
  •
  Metal Bellow Seals
  •
  Elastomeric Seals
  •
  Split Seals
  •
  Gas Barrier Seals
  •
  Couplings
  •
  Service and Repair
  •
  Accessories and Support Systems
  •
  Monitoring and Diagnostics

FSD BRAND NAMES

  •
  BW Seals
  •
  Durametallic
  •
  Five Star Seal
  •
  Flowserve
  •
  Flowstar
  •
  GASPAC
  •
  Pacific Wietz
  •
  Pac-Seal

NEW FSD PRODUCT DEVELOPMENTS

FSD's investments in new product research and development focus on developing longer lasting and more efficient products. Approximately 30% of our original equipment mechanical seal sales for 2003 were sales of products developed within the past five years. In addition to numerous product upgrades, our recent mechanical seal and seal system innovations include: (1) a sterilizable mixer seal; (2) a high pressure compressor barrier seal; (3) a new web-based asset management tool; (4) an equipment data point monitoring package; and (5) engineered plastic critical-wear components for rotating equipment we are marketing jointly with a key supplier. We also market "Flowstar.Net," an interactive tool used to actively monitor and manage information relative to equipment performance. Flowstar.Net enhances our customers' ability to make informed decisions and respond quickly to plant production problems, extend the life of their production equipment and therefore lower maintenance expenses. None of these newly developed seal products required the investment of a material amount of our assets or was otherwise material.

FSD CUSTOMERS

Our mechanical seal products are sold directly to end users and to OEMs for incorporation into pumps, compressors, mixers or other rotating equipment requiring mechanical seals. Our mechanical seal sales are diversified among several industries, including petroleum, chemical, power generation and general industries.

    We have established alliances with over 200 customers. Our customer alliances typically involve a closer working relationship than other customer transactions. Under these alliances, customers typically agree to place all or a high percentage of their applicable business with us. In return, we typically commit to a higher level of service, technical support and prompt product availability than would normally be offered. These alliances provide significant benefits to us and our customers by creating a more efficient supply chain through the improvement of equipment reliability and a reduction of procurement and inventory costs. Our alliances help us provide products and services to our customers in a timely and cost-effective manner. They are also an effective platform for the rapid introduction of new products and services, such as condition data point monitoring, to the marketplace.

FSD COMPETITION

We compete against a number of manufacturers in the sale of mechanical seals. Our largest global mechanical seal competitor is John Crane, a unit of Smiths Group Plc. Based on independent industry sources, we believe that we are, on a global basis, the second largest industrial mechanical seals supplier.

FSD BACKLOG

FSD's backlog of orders at December 31, 2003 was $41 million, compared with $34 million at December 31, 2002. We anticipate shipping all of our current backlog by December 31, 2004.

FLOW CONTROL DIVISION

Through FCD, we design, manufacture and distribute manual valves, control valves, nuclear valves, actuators and related equipment and provide a variety of flow control-related services. Our valve products are an integral part of a flow control system and they are used to control the flow of liquids and gases. Substantially all of our valves are specialized and engineered to perform specific functions within a flow control system.

    Our products are primarily used by companies that operate in the chemical, power generation, petroleum, water and general industries. We manufacture valves and actuators through five major manufacturing plants in the U.S. and 17 major manufacturing plants outside of the U.S. We also manufacture a small portion of our valves through foreign joint ventures. Manual valve products and valve actuators are distributed through FCD's sales force and a network of distributors. Control valves are marketed through sales engineers and service and repair centers or on a commission basis through sales representatives in our principal markets.

FCD PRODUCTS

Our valve, actuator and automated valve accessory offerings represent one of the most comprehensive product portfolios in the flow control industry. Our valves are used in a wide variety of applications from general service to highly corrosive environments, as well as in environments experiencing extreme temperatures and/or pressures and applications requiring zero leakage. We sell valves to the chemical, power generation, petroleum, water and other industries. In addition to traditional valves, we also produce valves that incorporate "smart" valve technologies, which integrate high technology sensors, microprocessor controls and digital positioners into a high performance control valve, permitting real time system analysis, system warnings and remote services. We believe we were the first company to introduce "smart" valve technologies in response to demands for increased plant automation, more efficient process control and digital communications. We offer a growing line of digital products and will continue to incorporate digital technologies into our existing products to upgrade performance.

FCD SERVICES

We provide FCD aftermarket services through our network of 49 service centers located throughout the world. Our service personnel provide a comprehensive set of equipment maintenance services for flow control systems, including advanced diagnostics repair, installation, commissioning, retrofit programs and field machining capabilities. A large portion of our service work is performed on a quick response basis, including 24-hour service in all of our major markets. Services also include leak sealing, line stopping and hot tapping. Offering these types of services provides us access to our customers' installed base of flow control products.

The following is a summary list of our general valve products and globally recognized brands:

FCD PRODUCT TYPES

  •
  Actuator and Accessories
  •
  Control Valves
  •
  Ball Valves
  •
  Lubricated Plug Valves

  •
  Pneumatic Positioning
  •
  Electro Pneumatic Positioning
  •
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

NEW FCD PRODUCT DEVELOPMENTS

Our investments in new FCD product research and development focus on technological leadership and differentiating our product offerings. When appropriate, we invest in the redesign of existing products in an effort to improve their performance and continually meet customer needs. None of our newly developed products required the investment of a material amount of our assets or was otherwise material.

FCD CUSTOMERS

FCD's customer mix is diversified within several industries including chemical, water, petroleum, power and other industries. FCD's product mix includes original equipment and aftermarket parts.

FCD COMPETITION

Like the pump market, the valve market is highly fragmented and has undergone a significant amount of consolidation in recent years. Within the valve industry, we believe that the top 10 valve manufacturers, on a global basis, collectively maintain approximately 30% of the market. Based on independent industry sources, we believe that we are, on a global basis, the second largest industrial valve supplier.

FCD BACKLOG

FCD's backlog of orders at December 31, 2003 was $216 million, compared with $211 million at December 31, 2002. FCD anticipates shipping approximately 90% of the current backlog by December 31, 2004.

GENERAL BUSINESS

COMPETITION

The markets for our products are highly competitive, with competition occurring on the basis of price, technical expertise, delivery, contractual terms, previous installation history and reputation for quality. Delivery speed and the proximity of service centers are important considerations for our aftermarket products and services. Customers have traditionally relied on us, rather than our competitors, for aftermarket products relating to our highly engineered and customized products. However, aftermarket competition for standard products has increased. Price competition tends to be more significant for OEMs than aftermarket services and generally has been increasing. In the aftermarket portion of our service business, we compete against large and well-established national or global competitors and, in some markets, against smaller regional and local companies, as well as the in-house maintenance departments of our end user customers. In the sale of aftermarket products and services, we benefit from our large installed base of pumps and valves, which require maintenance, repair and replacement parts. In the petroleum industry, the competitors for aftermarket services tend to be the customers' own in-house capabilities. In other industries, except the nuclear power industry, the competitors for aftermarket services tend to be local independent repair shops. Low cost replicators of spare parts are competitors for spare parts for all industries except for the nuclear power industry. We possess certain competitive advantages in the nuclear power industry due to our "N Stamp," a prerequisite to serve customers in that industry, and our considerable base of proprietary knowledge.

    Generally, our customers are attempting to reduce the number of vendors from which they purchase, thereby reducing the size and diversity of their inventory. Although vendor reduction programs could adversely affect our business, we have been successful in entering into global alliance arrangements with a number of customers to leverage competitive advantages.

NEW PRODUCT DEVELOPMENT

Our development efforts focus on developing new products and improving versions of existing products. We conduct research and development at various manufacturing sites primarily to develop new products and to improve our existing product lines. We spent approximately $25.3 million, $24.4 million and $23.4 million during 2003, 2002 and 2001, respectively, on Company-sponsored research and development initiatives.

    Our research and development group consists of engineers involved in new product development and improvement of existing products. Additionally, we sponsor consortium programs for research with various universities and jointly conduct limited development work with certain vendors, licensees and customers. We believe current expenditures are adequate to sustain our ongoing research and development activities.

CUSTOMERS

We sell to a wide variety of customers in the petroleum, chemical, power generation, water treatment and general industries. No individual customer accounted for more than 10% of our consolidated 2003 revenues.

SELLING AND DISTRIBUTION

We primarily distribute our products through direct sales by employees assigned to specific regions, industries or products. In addition, we use distributors and sales agents to supplement our direct sales force in countries where business practices or customs make it appropriate, or wherever it is uneconomical to have a direct sales staff. We generate a majority of our sales leads through existing relationships with vendors, customers and prospects or through referrals.

RISKS OF INTERNATIONAL BUSINESS

Sales to foreign destinations, including U.S. export sales, comprised approximately 60% of our sales in 2003. Our activities are subject to the customary risks of operating in an international environment, such as military conflicts, unstable political situations, local laws, the potential imposition of trade restrictions or tariff increases and the relationship of the U.S. dollar to other currencies. The impact of these conditions is mitigated somewhat by the strength and diversity of our product lines and geographic coverage. To minimize the impact of foreign exchange rate movements on our operating results, we regularly enter into forward exchange contracts to hedge specific foreign currency denominated transactions, as more fully described in Note 8 of our consolidated financial statements.

    For detailed information on revenues to different geographic areas and long-lived assets based on the facilities' location, see Note 16 of the consolidated financial statements included in this Form 10-K filing.

INTELLECTUAL PROPERTY; TRADEMARKS AND PATENTS

We own a number of trademarks and patents relating to the name and design of our products. We consider our trademarks and patents to be an important aspect of our business. In addition, our pool of proprietary information, consisting of know-how and trade secrets related to the design, manufacture and operation of our products, is considered particularly important and valuable. Accordingly, we attempt to proactively protect such proprietary information. We generally own the rights to the products which we manufacture and sell and are unencumbered by any license or franchise to operate. Our trademarks typically extend indefinitely, whereas our existing patents will expire 20 years from the dates they were filed, which occurred at various times in the past. We do not believe that the expiration of patents will have a material adverse impact on our operations.

RAW MATERIALS

The principal raw materials used in manufacturing our products are readily available and include bar stock and structural steel, castings, fasteners, gaskets, motors, silicon and carbon faces and fluoropolymer components. While substantially all raw materials are purchased from outside sources, we have been able to obtain an adequate supply and anticipate no shortages of such materials. We continue to expand worldwide sourcing to capitalize on low cost sources of purchased goods.

    We are a vertically integrated manufacturer of certain pump and valve products. Certain corrosion-resistant castings for our pumps and quarter-turn valves are manufactured at our foundries. Other metal castings are also manufactured at our foundries or they are purchased from outside sources.

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

EMPLOYEES AND LABOR RELATIONS

We have approximately 13,000 employees of whom approximately one-half work in the U.S. Some of our hourly employees at our pump manufacturing plants located in Vernon, California, Phillipsburg, New Jersey and Springboro, Ohio, our Pump Service Center in Cleveland, Ohio, our valve manufacturing plant in Lynchburg, Virginia, and our foundry in Dayton, Ohio, are represented by unions. Additionally, some employees at select facilities in the following countries are unionized or have employee works councils: Argentina, Austria, Belgium, Brazil, Canada, France, Germany, Italy, Mexico, the Netherlands, Spain and the United Kingdom. We believe employee relations throughout our operations are generally satisfactory, including those represented by unions.

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

EXPORTS

Licenses are required from U.S. government agencies to export certain products. In particular, products with nuclear applications are restricted, as are certain other pump, valve and mechanical seal products.

    Our export sales from the U.S. to foreign unaffiliated customers were $208 million in 2003, $192 million in 2002 and $167 million in 2001.

AVAILABILITY OF FORMS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION

Our shareholders may obtain, without charge, copies of the following documents as filed with the Securities and Exchange Commission:

  •
  annual reports on Form 10-K,
  •
  quarterly reports on Form 10-Q,
  •
  current reports on Form 8-K,
  •
  changes in beneficial ownership reports for insiders,
  •
  proxy statements, and
  •
  any amendments thereto,

as soon as reasonably practical after such material is filed with or furnished to the Securities and Exchange Commission.

    Copies may also be obtained by accessing our website at www.flowserve.com or by providing a written request for such copies or additional information regarding our operating or financial performance to Michael E. Conley, Director, Investor Relations, Flowserve Corporation, 5215 North O'Connor Blvd., Suite 2300, Irving, Texas 75039.

    We have adopted self-governance guidelines for our Board of Directors. We also have charters for the following committees of the Board: Audit/Finance Committee, Compensation Committee and the Corporate Governance and Nominating Committee. Copies of the Self-Governance Guidelines, as well as the charter for each of the foregoing Board committees, also may be obtained as shown above.

ITEM 2. PROPERTIES

Our corporate headquarters is a leased facility in Irving, Texas, which we began occupying on January 1, 2004. The facility encompasses approximately 100,000 square feet. We currently utilize 98% of this space and believe it is suitable and adequate for our future needs. The lease term is for 10 years and we have the option to renew the lease for two additional five-year periods. Prior to January 1, 2004 and during the period covered by this report, we leased a 59,500 square foot facility as our corporate headquarters. The lease for this facility expired on December 31, 2003.

    Information on our principal manufacturing facilities operating at December 31, 2003 is as follows:

	No. of Plants	Approx Sq. Footage

PUMP
U.S.:	8	1,521,000
Non-U.S.:	15	2,074,000
FLOW SOLUTIONS
U.S.:	3	172,000
Non-U.S.:	3	184,000
FLOW CONTROL
U.S.:	5	1,087,000
Non-U.S.:	17	1,400,000

    Most principal manufacturing facilities are owned. Most leased facilities are covered by long-term lease agreements. We maintain a substantial network of U.S. and foreign service centers and sales offices, most of which are leased. We believe we will be able to extend leases on our service centers and sales offices where desired, as they expire. See Note 10 to the consolidated financial statements included in this 10-K filing for additional information regarding our obligations under leasing arrangements.

    During 2003, we utilized approximately 65% to 70% of our manufacturing capacity, although usage rate among the facilities varied. We could, in general, increase our capacity through the purchase of new or additional manufacturing equipment without obtaining additional facilities.

ITEM 3. LEGAL PROCEEDINGS

We have been involved as a potentially responsible party ("PRP") at former public waste disposal sites that may be subject to remediation under pending government procedures. The sites are in various stages of evaluation by federal and state environmental authorities. The projected cost of remediating these sites, as well as our alleged "fair share" allocation, is uncertain and speculative until all studies have been completed and the parties have either negotiated an amicable resolution or the matter has been judicially resolved. At each site, there are many other parties who have similarly been identified, and the identification and location of additional parties is continuing under applicable federal or state law. Many of the other parties identified are financially strong and solvent companies that appear able to pay their share of the remediation costs. Based on our preliminary information about the waste disposal practices at these sites and the environmental regulatory process in general, we believe that it is likely that ultimate remediation liability costs for each site will be apportioned among all liable parties, including site owners and waste transporters, according to the volumes and/or toxicity of the wastes shown to have been disposed of at the sites.

    We are a defendant in a large number of pending lawsuits (which include, in many cases, multiple claimants) that seek to recover damages for personal injury allegedly caused by exposure to asbestos-containing products manufactured and/or distributed by us in the past. Any such products were self-contained and used as components of process equipment, and we do not believe that any emission of respirable asbestos-containing fiber occurred during the use of this equipment. We believe that a high percentage of the applicable claims are covered by applicable insurance or indemnities from other companies.

    In June 2002, we were sued by Ruhrpumpen, Inc. who alleged antitrust violations, conspiracy, fraud and breach of contract claims arising out of our December 2000 sale to Ruhrpumpen of a plant in Tulsa, Oklahoma and a license for eight defined pump lines. The sale agreement had a purchase price of approximately $5.4 million plus other material terms, including Ruhrpumpen's assumption of certain liabilities. Ruhrpumpen subsequently amended its complaint to add Mr. Ronald F. Shuff, our Vice President, Secretary and General Counsel, and two other employees as individual defendants. The sale to Ruhrpumpen was the result of a divestiture agreement we reached with the U.S. Department of Justice ("DOJ") in July 2000 in connection with our acquisition of IDP. Our agreement with the DOJ gives it the authority to make inquiries about and otherwise monitor our divestiture. On or about May 13, 2003, we received a letter from the DOJ making inquiry into some of the issues raised by Ruhrpumpen in its lawsuit and seeking information about the divestiture and Ruhrpumpen's lawsuit. The DOJ continues to monitor the lawsuit and the divestiture. During March 2004, the case was tried in the U.S. District Court for the Northern District of Texas. At trial, Ruhrpumpen sought the recovery of over $100 million in actual and exemplary damages. We vigorously contested Ruhrpumpen's allegations and purported damages. At the close of the trial, Ruhrpumpen voluntarily dismissed its claims against Mr. Shuff and the other two employees. We are currently awaiting a ruling from the court as to the remaining claims against the Company.

    During the quarter ended September 30, 2003, related lawsuits were filed in federal court, in the Northern District of Texas, alleging that we violated federal securities laws during a period beginning on October 23, 2001 and ending September 27, 2002. The cases were consolidated and a lead plaintiff was appointed by the court. A consolidated amended complaint was filed on February 5, 2004. The consolidated amended complaint, like the earlier individual complaints, also names as individual defendants Mr. C. Scott Greer, Chairman, President and Chief Executive Officer, and Ms. Renée J. Hornbaker, Vice President and Chief Financial Officer, and seeks unspecified compensatory damages and recovery of costs. On March 11, 2004, the court granted the lead plaintiff leave to file a further amended complaint within 15 days of our filing of the finalized restatement of our financial results. We strongly believe that the lawsuit is without any merit and plan to vigorously defend the case.

    On February 4, 2004, we received an informal inquiry from the SEC requesting the voluntary production of documents and information related to our February 3, 2004 announcement that we would restate our financial results for the nine months ended September 30, 2003 and the full years 2002, 2001 and 2000. In a separate informal inquiry, the SEC requested, and we supplied, documents and other information relating to whether our Form 8-K, filed November 21, 2002, adequately fulfilled obligations that may have arisen under Regulation FD. We intend to continue to cooperate with the SEC in these inquiries.

    We are also a defendant in several other lawsuits, including product liability claims, that are insured, subject to the applicable deductibles, arising in the ordinary course of business. We believe that we have adequately accrued estimated losses for such lawsuits.

    Although none of the aforementioned potential liabilities can be quantified with absolute certainty, we have established reserves covering these exposures, which we believe are reasonable based on past experience and available facts. While additional exposures beyond these reserves could exist, none gives rise to any additional liability that can now be reasonably estimated, and we believe any such costs will not have a material adverse impact on our results of operations or financial position. We will continue to evaluate these potential contingent loss exposures and, if they develop, recognize expense as soon as such losses become probable and can be reasonably estimated.

    We are also involved in ordinary routine litigation incidental to our business, none of which we believe to be material to our business, operations or overall financial condition. However, resolutions or dispositions of claims or lawsuits by settlement or otherwise could have a significant impact on our operating results for the reporting period in which any such resolution or disposition occurs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

Our executive officers and certain other corporate officers, all positions and offices held by each person named, their ages and their business experience are presented on the following pages. The information provided on the following page is presented as of the period covered by this 10-K filing. Executive officers serve at the discretion of the Board of Directors.

Name and Position	Age	Principal Occupation During Past Five Years

C. Scott Greer Chairman, President and Chief Executive Officer	53	President since 1999, Chief Executive Officer and Chairman of the Board since 2000; Chief Operating Officer from July to December 1999; President of UT Automotive, a subsidiary of United Technologies Corporation, a supplier of automotive systems and components, from 1997 to 1999; President and a director of Echlin, Inc., an automotive parts supplier, from 1990 to 1997, and its Chief Operating Officer from 1994 to 1997.
Andrew J. Beall Vice President and President, Flow Solutions Division	46
		Vice President and President of Flow Solutions Division since May 2003, previously Vice President of Flowserve Pump Division, Flow Solutions Division and Flow Control Division in Latin America; from 1994 to 2004 served in a number of key U.S. and international management positions with Flowserve and its predecessor The Duriron Company, including management of operations in developing countries.
David F. Chavenson Vice President and Corporate Treasurer	51
		Vice President and Corporate Treasurer since 2001; Senior Vice President and Chief Financial Officer for Worldwide Flight Services, Inc. from 2000 to 2001; Vice President, Finance and Chief Financial Officer of Rutherford-Moran Oil Corporation from 1996 to 1999.
Mark D. Dailey Vice President, Supply Chain and Continuous Improvement	45
		Vice President, Supply Chain and Continuous Improvement, since 1999; Vice President, Supply Chain and other supply chain management positions, from 1992 to 1999 for the North American Power Tools Division of The Black and Decker Company, a manufacturer of power tools, fastening and assembly systems and security hardware and plumbing products.
Thomas E. Ferguson Vice President and President Flowserve Pump Division	47
		Vice President and President of Flowserve Pump Division since 2003; President of Flow Solutions Division from 2000 to 2002; joined the Company in 1987 and named Vice President and General Manager FSD North America in 1999; Vice President of Marketing and Technology for the Seal Division from 1997 to 1999; numerous marketing, technology and sales positions in both BW/IP Pump and Seal Divisions from 1987 to 1997.
Kathleen A. Giddings(1) Vice President and Corporate Controller	41	Vice President and Corporate Controller since 2000; Division Vice President and Controller of the Pump Division from 1997 to 2000; and Corporate Controller from 1993 to 1997.

(1)
Ms. Giddings served as Vice President and Corporate Controller during the period covered by this report; however, Ms. Giddings resigned on March 12, 2004.

Name and Position	Age	Principal Occupation During Past Five Years

Renée J. Hornbaker Vice President and Chief Financial Officer	51	Vice President and Chief Financial Officer since 1997; Vice President, Business Development and Chief Information Officer in 1997; Vice President, Finance and Chief Financial Officer of BW/IP, Inc. in 1997; Vice President, Business Development of BW/IP from 1996 to 1997.
John H. Jacko Vice President, Marketing and Communications	46
		Vice President, Marketing and Communications since November, 2002; Division Vice President of FPD Marketing and Customer Management from November 2001 to November 2002; Vice President of Customer & Product Support for the Engines and Systems Business, as well numerous other roles at Honeywell Aerospace from 1999 to 2001; served as Vice President of Sales and Service, Commercial Transport at Allied Signal Aerospace, as well as numerous other roles from 1995 to 1999.
Rory E. MacDowell(2) Vice President and Chief Information Officer	53	Vice President and Chief Information Officer since 1998; Chief Information Officer of Keystone International, Inc., a manufacturer and distributor of flow control products from, 1993 to 1997.
Cheryl D. McNeal Vice President, Human Resources	53	Vice President, Human Resources since 1996; also served as Assistant Vice President of Human Resources and other Human Resources Management positions at NCR from 1978 to 1996.
J.B. Nowlin Vice President, Tax	59	Vice President, Tax since 2000; served as Director Tax for Smurfit-Stone Container Corporation from 1987 to 2000.
George A. Shedlarski(3) Vice President and President Flow Control Division	59
		Vice President and President of Flow Control Division since 1999 and President of Flow Solutions Division from 1999 to 2002; President, Fluid Sealing Division from 1997 to 1999; President, Service Repair Division in 1997; President, Rotating Equipment Group in 1997; Group Vice President, Industrial Products Group from 1994 to 1997.
Ronald F. Shuff Vice President, Secretary and General Counsel	51	Vice President since 1990 and Secretary and General Counsel since 1988.

(2)
Mr. MacDowell served as Vice President and Chief Information Officer during the period covered by this report; however, Mr. MacDowell resigned on March 5, 2004.
(3)
Mr. Shedlarski served as Vice President and President of Flow Control Division during the period covered by this report; however, Mr. Shedlarski announced his retirement on April 2, 2004 with effect on May 1, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock (FLS) is traded on the New York Stock Exchange. On April 2, 2004, our records showed approximately 4,431 shareholders of record. Based on these records plus requests from brokers and nominees listed as shareholders of record, we estimate there are approximately 1,600 beneficial owners of our common stock. We did not pay a dividend on our shares of common stock in 2002 or 2003 and have no current plans to begin paying dividends in the near future.

PRICE RANGE OF
FLOWSERVE COMMON STOCK
(INTRADAY HIGH/LOW SALES PRICES)

	2003	2002

First Quarter	$15.43 / $10.40	$32.43 / $22.65
Second Quarter	$19.91 / $11.14	$35.09 / $28.45
Third Quarter	$22.86 / $16.60	$29.70 / $ 7.90
Fourth Quarter	$22.93 / $18.90	$15.60 / $ 7.58

During 2003, 2002 and 2001, we issued 16,775, 31,100 and 27,700 shares of restricted common stock, respectively, pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. Shares were issued for the benefit of our directors and certain officers and employees subject to restrictions on transfer.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR SELECTED FINANCIAL DATA

(Amounts in thousands, except per share data and ratios)	Year ending December 31,
	2003(a)	2002(b)	2001(c)	2000(d)	1999(e)

RESULTS OF OPERATIONS
Sales	$2,404,371	$2,251,148	$1,917,332	$1,538,293	$1,061,272
Gross profit	722,421	677,670	603,542	504,713	363,344
Selling, general and administrative expense	539,782	477,433	411,338	361,619	301,529
Integration expense	19,768	16,179	63,043	35,211	14,207
Restructuring expense	2,879	4,347	(1,208)	19,364	15,860
Operating income	159,992	179,711	130,369	88,519	31,748
Interest expense	84,206	95,480	119,636	72,749	15,504
Earnings (loss) before income taxes	73,835	72,301	(11,077)	19,764	18,245
Provision (benefit) for income taxes	20,947	26,804	(589)	6,875	6,068
Net earnings (loss)	52,888	45,497	(10,488)	10,822	12,177
Average shares outstanding (diluted)	55,250	52,193	39,330	37,842	37,856
Net earnings (loss) per share (diluted)	$0.96	$0.87	$(0.27)	$0.29	$0.32
Cash flows provided (used) by operations	184,019	248,852	(47,749)	18,431	84,115
Dividends paid per share	—	—	—	—	0.56
Bookings	2,423,728	2,184,074	1,975,536	1,521,561	1,039,262
Backlog	818,200	733,662	662,803	659,250	270,647
PERFORMANCE RATIOS (as a percent of sales)
Gross profit margin	30.0%	30.1%	31.5%	32.8%	34.2%
Selling, general and administrative expense	22.5%	21.2%	21.5%	23.5%	28.4%
Operating income	6.7%	8.0%	6.8%	5.8%	3.0%
Net earnings (loss)	2.2%	2.0%	(0.5)%	0.7%	1.1%
FINANCIAL CONDITION
Working capital	$458,376	$503,187	$478,817	$469,760	$258,128
Property, plant and equipment, net	440,324	463,698	361,688	405,412	209,976
Intangibles and other assets	1,269,295	1,138,865	783,337	801,128	174,387
Total assets	2,800,653	2,617,062	2,043,928	2,109,119	838,151
Capital expenditures	28,778	30,875	35,225	27,819	40,535
Depreciation and amortization	72,621	65,313	73,855	57,037	39,599
Total debt	946,258	1,094,358	1,040,745	1,129,206	201,135
Retirement benefits and other liabilities	467,481	328,719	227,996	260,141	136,207
Shareholders' equity	820,748	721,283	399,624	305,051	308,274
FINANCIAL RATIOS
Return on average shareholders' equity	14.8%	17.5%	(17.8)%	19.2%	3.6%
Return on average net assets	4.6%	5.3%	5.1%	5.2%	4.9%
Net debt to capital ratio	52.1%	59.2%	71.8%	78.1%	35.7%
Current ratio	1.7	2.0	2.1	2.1	2.3
Interest coverage ratio	2.7	2.4	1.6	1.9	4.3
(a)
Financial results in 2003 include integration expense of $19,768 and restructuring expense of $2,879, resulting in a reduction in after tax net earnings of $14,820.
(b)
Financial results in 2002 include IFC results from the date of acquisition. Financial results in 2002 include integration expense of $16,179, restructuring expense of $4,347, a loss on debt repayment and extinguishment of $11,237 and a $5,240 purchase accounting adjustment associated with the required write-up and subsequent sale of acquired inventory, resulting in a reduction in after tax net earnings of $23,689.
(c)
Financial results in 2001 include integration expense of $63,043, a reduction of Flowserve restructuring expense of $1,208 and a $24,974 loss on debt repayment and extinguishment, resulting in a reduction in after tax net earnings of $57,550.
(d)
Financial results in 2000 include Invatec and IDP from the date of the respective acquisitions. Financial results in 2000 include integration expense of $35,211, restructuring expense of $19,364 and a $3,229 loss on debt repayment and extinguishment, resulting in a reduction in after tax net earnings of $37,752.
(e)
Financial results in 1999 include integration expense of $14,207 relating to the Company's Flowserver program, restructuring expense of $15,860, other nonrecurring items for inventory and fixed asset impairment of $5,067 (included in costs of sales), and executive separation contracts and certain costs related to fourth-quarter 1999 facility closures of $5,799 (included in selling and administrative expense), resulting in a reduction in net earnings of $27,322.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the accompanying consolidated financial statements and notes.

CORPORATE PROFILE

Flowserve Corporation ("Flowserve" or the "Company") is a global industrial company focused on flow control products and services. Flowserve was formed in 1997 by the merger of two publicly traded companies, Durco International Inc., (Durco), which became the successor company, and BW/IP, Inc. (BW/IP). We are incorporated in the State of New York and are headquartered in Irving, Texas, a suburb of Dallas. We have operations in 56 countries and about 13,000 employees around the globe.

    We are one of the world's leading providers of fluid motion and control products and services. We produce engineered and industrial pumps, seals and valves and provide a range of related flow management services. Fluid motion and control products generally are used by our customers to regulate the movement of liquids or gases through processing systems in their facilities. The industries we serve include oil and gas, chemical, power generation and water. We also serve companies in the mining, pulp & paper, food and beverage, steel, heating, ventilation and air conditioning (HVAC) and other industries.

    We conduct our business through three business segments that represent our major product areas. Our Flowserve Pump Division (FPD) produces, sells and services engineered and industrial pumps, as either complete units or parts. This business has 23 manufacturing facilities, of which 9 are located in North America and 11 in Europe. The remaining facilities are located in South America and Asia. FPD also has 32 service operations, which are either free standing or co-located in a manufacturing facility. In 2003, FPD had revenues of $1.2 billion, of which approximately 43% were from oil & gas, 19% power, 11% water, 8% chemical and 19% general industry. We are one of the world's leading suppliers of pumps to the oil & gas, chemical and power industries. Based on independent industry sources, we believe that we are, on a global basis, the third largest industrial pump supplier. We believe our ability to offer the broadest range of pumps for the petroleum, power and chemical markets, our strong customer relationships and our more than 100 years of experience in pumping equipment are our major sources of competitive advantage. This broad range of pump products is the result of the Durco and BW/IP merger and our 2000 acquisition of Ingersoll Dresser Pump Co (IDP). In addition, FPD's reputation for providing quality engineering solutions for the most challenging customer application is a core strength.

    Our Flow Solutions Division (FSD) produces, sells and services precision mechanical seals. FSD has six manufacturing operations, four of which are located in North America and two are in Europe. The remaining operations are located in South America or Asia. FSD operates 47 service locations, called quick response centers (QRCs). These QRCs generally are standalone facilities, with 22 located in North America, 11 in Europe with the remainder principally located in South America and Asia Pacific. FSD had 2003 revenues of $359.5 million, of which approximately 32% were from oil and gas, 30% chemical and 38% general industry. Our unmatched ability to turn around engineered seal products within 72 hours from the customer's request, through design, engineering, manufacturing, testing and delivery, is our major source of competitive advantage. Based on independent industry sources, we believe that we are the second largest mechanical seal supplier on a global basis.

    The Flow Control Division (FCD) produces, sells and services industrial valves, manual valves, control valves, nuclear valves, valve actuators and valve automation controls. FCD has 22 manufacturing operations, of which five are located in the U.S. and 12 in Europe. The remaining operations are located in South America and Asia. We have 49 valve service centers that are generally free standing and principally based in the U.S. FCD had 2003 revenues of $888.1 million, of which approximately 32% were from chemical, 20% power, 15% oil and gas, 3% water and 30% general industry. As a result of our 2002 acquisition of the Flow Control Division of Invensys plc ("IFC"), we are one of the world's leading suppliers of valves and related products and services to the chemical industry. Based on independent industry sources, we believe that we are the second largest industrial valve supplier on a global basis. We believe that our comprehensive portfolio of valve products and services is a key source of our competitive advantage. Further, our focus on service and severe corrosion and erosion applications is a key competency.

OVERVIEW

Our Markets

We are dependent on the profitability and liquidity of our customers. Customer profitability is important because this usually means good demand for their products, which can lead them to expand their capacity through capital investments and enhance the efficiency of their operations through maintenance expenditures. Their liquidity is important as they also need access to cash resources, either through cash reserves or financing, to be able to invest in capital equipment such as pumps, valves and mechanical seals.

    The oil and gas market represented about 31% of our business in 2003. A high price in oil, above $22 to $24 per barrel, generally spurs additional investment in upstream petroleum projects. Typically, this is because the price of oil is driven by supply and demand. This was the case for 2003, as we saw an increase in bookings for oil projects, particularly in Asia, Africa and Latin America. Despite the high price, in the Middle East there were more limited expenditures for our products to this market, generally due to the Iraq war and post-war unrest throughout the region. However, high oil prices often reduce the demand for our products and services from refiners who seek to take advantage of favorable refining margins by operating at high levels of capacity utilization and deferring maintenance until absolutely necessary. Clean fuels regulations, particularly in the U.S., have been a source of some project business from refiners. However, the profitability of such projects is typically much lower than for maintenance related items.

    Despite high natural gas prices in 2003, there was little additional investment or maintenance activity by our gas customers, many of which have experienced liquidity constraints as a result of financial difficulties related to their former energy trading activities. As the results of these companies improve or they are otherwise recapitalized, we could see incremental business as the demand for natural gas remains high. Today, a number of companies are discussing potential investments in liquefied natural gas. We would expect to benefit from a portion of this business. For oil and gas, our outlook for 2004 is that our bookings could grow about 1.5% based on forecasts provided by European Industrial Forecasting (EIF).

    While high oil and gas prices are generally good for our oil and gas customers, they are generally adverse for chemical companies, since oil and natural gas are used to manufacture many of their products. In 2003, the price of natural gas in the U.S. increased almost 70% from 2002. This significantly reduced the profitability of our chemical customers, who faced high feedstock costs and weak demand due to the soft economy. In response, they reduced their spending on capital investments and operated their facilities at lower levels, thus reducing the demand for our higher margin parts, replacement products and services. If the economy improves, and demand for chemical-based products increases, we expect to see some improvement in the demand for our products to the chemical industry. Further, this industry's improved profitability could spur new investment in other parts of the world such as Asia, and we would expect to benefit from those investments as well. In 2003, the chemical industry represented about 18% of our business. Based on forecasts provided by EIF, our bookings for this market could grow about 2.4% in 2004.

    Increased natural gas prices also diminished the profitability of many power generators that in recent years made significant investments in power plants that generate electricity from natural gas. While they have been able to recover a portion of their higher costs through rate increases, their liquidity is still challenged due to over investment in these power facilities. However, a number of nuclear power generators are planning significant maintenance activities. We have seen an increase in our orders for this area and expect it to be a positive contributor to 2004 orders and sales. In addition, there are several coal-fired power plants planned for the U.S. and we are actively pursuing those opportunities. The revenue opportunity for our products at a coal-fired plant typically can be three times that of a natural gas power plant. The power industry was approximately 17% of our business in 2003. Based on EIF forecasts, our orders for this market could increase by 3.0% in 2004.

    Worldwide demand for fresh water and water treatment continues to create demand for new facilities or upgrades of existing systems requiring our products, especially pumps. We believe that we are a global leader in the desalination market, which is an important source of fresh water in the Mediterranean area and the Middle East. This is a significant market for our pumps and valve actuation products. In 2003, the water market represented about 7% of our business. Based on EIF forecasts, we estimate demand for our products for the water market could increase by 2.9% in 2004.

    General industry represents a variety of different businesses, including mining, pulp & paper, food and beverage, steel and HVAC, none of which represents 5% of total sales. General industry comprised about 27% of our business in 2003. Some of these businesses, such as mining, pulp and paper and steel, appear to have experienced cyclical troughs in 2003. Other industries such as food and beverage were relatively stable. HVAC was somewhat weaker due to a decline in the commercial real estate market. In 2004, some of these businesses that are tied to the economic recovery such as mining, pulp and paper and steel are expected to improve. Overall, based on EIF forecasts, our bookings related to general industry could increase by 2.5% in 2004.

    Our customers include engineering contractors, original equipment manufacturers (OEMs), end users and distributors. Sales to engineering contractors and OEMs are typically for project orders. Project orders generally have lead times greater than three months. Project orders provide product to our customers either directly or indirectly for their new construction projects or facility enhancement projects. However, some distributor sales may also be for projects and some OEM sales may be not be for projects.

    The quick turnaround business, which we also refer to as the book and ship business, is defined as orders that are received from the customer (booked) and shipped within an approximate three-month period. They are typically for more standard products, parts or services. Each of our three segments generates this type of business.

    Our reporting of trends by product type, customer type and business type are based upon analytical review of individual operational results and our knowledge of their respective businesses as we do not track revenues by any of these categories.

Our Capital Structure

We could be viewed as a leveraged company as we have a non-investment grade rating. As a result, our ability to borrow additional funds and make investment decisions is limited by the terms of our credit agreement with our banks. In that agreement, we must maintain certain minimum or maximum financial ratios specified in our covenants to be in compliance with the terms of the agreement. If we fail to meet such ratios, we could seek a waiver and/or amendment to these covenants, which would likely require a fee to our lenders. We may also have to pay a higher rate of interest on our borrowings and, under particularly adverse circumstances, we could be forced to divest a portion of our business or be required to issue equity. At this time, if we were to fail to meet such ratios, we believe our most likely action would be to seek, and likely obtain, a waiver and/or amendment, as we have been consistently paying down more debt than required and our net debt-to-capital ratio has declined for three consecutive years. In the second quarter of 2003, we successfully obtained an amendment to our covenants to provide us with relief and more flexibility in certain areas.

    Our sources of operating cash include the sale of our products and services and the reduction of our working capital, particularly accounts receivable and inventories. We have goals to continue to improve our working capital utilization through improved processes. Our 2004 goal for days sales receivables outstanding (DSO) is 60 days, compared with an actual DSO of 68 days at the end of 2003. Based on 2003 sales, achieving this goal could provide approximately $100 million in cash. Our objective for 2004 inventory turns is to improve by approximately one full turn per year, from 4.2 turns actual at year end 2003. In the last year, our inventory turns were flat with 2002. Based on 2003 data, an improvement of one turn would yield about $130 million in cash.

    We continue to manage our investment in property, plant and equipment. In 2003, our capital expenditures were $28.8 million, or 46.3% of depreciation. Major investments in our facilities are not considered to be necessary as we have excess capacity. In addition, as we have consolidated facilities through acquisition integration over the last several years, we have upgraded the equipment in the remaining facilities with better equipment from the closing facilities. In 2004, we anticipate capital expenditures, excluding any acquisition activity, to approximate $35 million, which is slightly higher than in 2003.

    We have a U.S. defined benefit pension plan that is expected to require contributions in excess of related expense for the foreseeable future. In 2003, contributions were $27 million, compared with expense of $12 million. Higher contributions are necessary due to reduced investment returns from the plan in 2000 through 2002 and a relatively high level of lump sum payouts from the plan as we have continued to reduce our workforce. Contributions to our U.S. pension plan in 2004 are likely to range between $12 million and $17 million. We plan to continue to fund our pension plan to a level that is at least 80% of our current benefit obligation as defined by U.S. pension rules and regulations.

Our Strategies

Organic Growth.    We have a number of initiatives directed at growing our business at a faster pace than that of our end markets. Of these, our end user initiative is the most significant. It is based on a highly successful model used by our mechanical seals business for many years. The foundations of this initiative are local customer support, rapid response and customer alliances. These customer alliances are designed to create a win-win opportunity for us and our customers. These alliances focus on decreased down-time for our customers' facilities and a high and relatively consistent market share for us. Our seal business has increased its market share during the last several years through this focus. We are expanding this approach to our pump business. This is being done through common end user customer sales force management. In our valve business, this initiative is being pursued through total portfolio management. To facilitate this approach, our valve sales force is now organized by industry rather than brands or products.

Process Excellence.    We also have a number of initiatives focused on process excellence. They include supply chain, our continuous improvement process (CIP) and our Flowserve Management System (FMS). In the area of supply chain, we have focused on leveraging our purchases and increasing supply from lower cost areas. CIP combines Lean Manufacturing and Theory of Constraints with Six Sigma tools and change management. To date, about 80% of our associates have been trained in these techniques. FMS is a management system developed to align each employee's goals with our strategies. This system began in late 2001 and was initially implemented at the division, or in some cases the operating unit level. In 2003, we expanded FMS training and tools to more associates. We believe that tighter alignment between individual goals and corporate strategies should increase the effectiveness of our initiatives in the future. For 2003, we estimate cost reductions from these process improvement initiatives were about $38 million, or 2% of our costs. In 2004, we have a goal of about $46 million in cost reductions related to these initiatives.

Globalization.    We believe that our future success will be dependent on the global diversity of our business. An important globalization initiative is to expand our presence in faster growing markets such as Asia, Latin America and Africa. We are adding resources in these regions to better serve our customers there. In the area of supply chain management, we have focused on increasing our supply from lower cost areas such as India, China, Mexico, Latin America and Eastern Europe. In addition, we have projects to increase outsourcing to centers of excellence in such places as India for engineering and back office functions and improve local service to our customers.

    Another strategy is the expansion of our presence in under-represented markets such as Asia, Latin America, Africa, India, China, Mexico and Eastern Europe. We are adding resources in these regions to better serve our customers there.

Acquisition Growth.    Since 1997, we have expanded through a number of acquisitions. The industry in which we participate continues to be very fragmented. While we believe that we are the third largest pump company, our share of the pump industry is only about 4.0%. As the second largest valve and second largest mechanical seal businesses, our estimated market shares are 4.0% and 14.0%, respectively. These estimated market shares are based upon the total addressable market for pumps, valves and seals, which is broader than the markets currently served by our products and applications. We expect to continue to grow through acquisitions. In 2004, we expect to limit our acquisitions to smaller companies ($50 million or less in revenues) within the flow control industry that are considered to be "bolt-ons," and thus require little operational integration. We make acquisitions to broaden our product range to current customers, expand our reach in faster growing markets, add capabilities that enable us to serve current customers more efficiently or effectively, and reduce our manufacturing footprint through consolidation of facilities. We may also consider the divestiture of certain smaller parts of our business that have more limited growth potential or are not considered to be a core competency.

Organizational Capability.    To continue to grow, we acknowledge the need to continuously build and enhance our human resources. A number of initiatives are focused in this area, including performance management, diversity, career planning and training and development. We designed these programs to expand our capabilities to meet the challenges of a solutions-oriented business in a highly competitive, global environment. Our approach to compensation and benefits is to be market competitive, underpinned by higher rewards for higher performers.

OUR RESULTS OF OPERATIONS

In general, 2003 and 2002 consolidated results and the Flow Control Division results were higher than the corresponding period in the previous year due to the impact of the acquisition of IFC, which took place on May 2, 2002. The results for IFC subsequent to that date are included in the results for our Flow Control Division. The IFC acquisition is discussed in further detail in the Liquidity and Capital Resources section of this Management's Discussion and Analysis. Pro forma results for 2002 and 2001 referenced throughout this Management's Discussion and Analysis assume that the acquisition of IFC occurred on January 1, 2001 and include estimated purchase accounting and financing impacts.

    All pro forma information is provided solely to enhance understanding of the operating results, not to purport what our results of operations would have been had such transactions or events occurred on the dates specified or to project our results of operations for any future period. Pro forma information should not be considered an alternative to operating results calculated in accordance with generally accepted accounting principles.

Sales

(In millions of dollars)	2003	2002	2001

Sales	$2,404.4	$2,251.1	$1,917.3
Pro forma sales	2,404.4	2,408.5	2,442.0

    Sales increased 6.8% in 2003 which reflects the impact of about $141 million of a full year's inclusion of IFC sales compared with eight months in the prior year and favorable currency translation benefits of about $154 million resulting from the strengthening of international currencies, particularly the Euro against the U.S. dollar. Pro forma sales in 2003 were flat but would have been down absent the currency translation benefit of about 7%. Partially offsetting these positives were lower sales of quick turnaround business into the chemical and general industrial sectors attributable to the U.S. recession and to a lesser extent the European recession in the latter half of the year. Sales into these sectors have declined for each of the past three years. The quick turnaround business is generally booked and shipped within an approximate three-month period. We believe that the weakness in this business is due to customer deferrals of plant maintenance and a lower level of capacity utilization due to partial or complete plant closures. Chemical and industrial pumps, valves and mechanical seals and related services are most dependent on this quick turnaround business. Sales into the power and water markets also declined in 2003. Additionally, replacement parts and services into the Middle East and Venezuela decreased in 2003 due to post-war unrest and political unrest, respectively.

    Sales increased 17.4% in 2002 which reflects the impact of the IFC acquisition. Pro forma sales including IFC were down 1.4% in 2002. In 2002, currency translation impacts were negligible as benefits associated with the strengthening of the Euro were offset by devaluation of Latin American currencies. The decline in 2002 pro forma sales reflects weaker sales into the power market as well as lower sales of quick turnaround products and services into the chemical and general industrial sectors. However, sales of mechanical seals increased $22.7 million in 2002 compared with 2001.

    Sales to international customers, including export sales from the U.S., were approximately 61% of sales in 2003 compared with 56% of sales in 2002 and 48% in 2001. Sales into Europe, the Middle East and Africa in 2003 increased to 40% from 34% in the prior year predominantly due to favorable currency translation and increased project business. IFC's proportionately higher mix of international operations contributed to the 2002 increase. Absent currency translation impacts, we believe that our sales to international customers will continue to increase as a percentage of total sales as our highest revenue growth opportunities are in Asia, Latin America and Africa.

Bookings And Backlog

(In millions of dollars)	2003	2002	2001

Bookings	$2,423.7	$2,184.1	$1,975.5
Pro forma bookings	2,423.7	2,326.2	2,507.6
Backlog	818.2	733.7	662.8
Pro forma backlog	818.2	733.7	780.1

    Bookings, or incoming orders for which there are customer purchase commitments, increased 11.0% in 2003. The improvement reflects the impact of the IFC acquisition of about $155 million and an approximate $161 million benefit from currency translation. Pro forma bookings in 2003 increased 4.2%. In addition to the currency translation impact, the improvement in 2003 reflects an increase in upstream petroleum projects, particularly within Asia, West Africa and the CIS. However, bookings in 2003 were unfavorably impacted by reduced demand for products and services to chemical, power and general industrial customers. Additionally, bookings in 2003 into the Middle East and Venezuela were lower due to the political and economic turmoil in those regions.

    Bookings in 2002 increased 10.6%, reflecting the impact of the IFC acquisition. Pro forma bookings in 2002 declined by 7.2%. The decline reflected reduced demand for products and services to chemical, power and general industrial customers.

    Backlog in 2003 of $818.2 million increased 11.5% compared with an increase of 10.7% in 2002. Backlog represents the accumulation of uncompleted customer orders. By the end of 2004, we expect to ship over 90% of this backlog. The 2003 backlog increase resulted from currency translation benefits of about 9% as well as increased bookings during 2003 as previously discussed. The increase in backlog in 2002 reflects the IFC acquisition. On a pro forma basis, including IFC, backlog decreased by 5.9% in 2002 due to lower pro forma bookings despite favorable currency translation.

Gross Profit And Gross Profit Margin

(In millions of dollars)	2003	2002	2001

Gross profit	$722.4	$677.7	$603.5
Gross profit margin	30.0%	30.1%	31.5%
Pro forma gross profit	722.4	730.4	778.4
Pro forma gross profit margin	30.0%	30.3%	31.9%

    Gross profit in 2003 increased 6.6% which reflects the full year impact of the IFC acquisition of approximately $43 million, $3.2 million of lower incentive compensation and currency translation benefits of about $47 million. Partially offsetting these benefits were the impacts of unfavorable product mix and an estimated $12.6 million increase associated with lower overhead absorption due to estimated lower unit volume.

    Pro forma gross profit in 2003 decreased 1.1% and pro forma gross profit margin declined 30 basis points. Despite the benefit from currency translation, the decline in gross profit and gross margin reflects the negative impact of a less profitable product mix as well as $12.6 million of increased operating variances associated with lower overhead absorption due to lower unit volumes. Customer market factors discussed above contributed to the reduced demand for our products which yielded lower unit volumes. The profitability of the product mix has eroded in each of the past three years due to higher volumes of less profitable project business, and in 2003, increased warranty expense of about $7.2 million associated with more warranty claims. Additionally, the product mix contained lower volumes of higher margin parts and quick turnaround business, including lower volumes of historically more profitable chemical and industrial pumps, industrial valves and service related activities. The quick turnaround business is generally related to more standard products, parts and services. The volumes of this business decreased due to reduced profitability of customers in chemical, general industrial, gas pipeline, power and refining industries. These customers are operating under lower volume conditions or unfavorable price positions due to the economy, unfavorable cost positions due to higher raw material costs or currency, or a combination of the factors above. In 2003, these impacts were partially offset by IFC cost savings synergies of an estimated $9.8 million.

    Material price inflation was relatively flat throughout the three-year period. However, in the latter part of 2003, costs for certain raw materials, particularly metal alloys and nickel, began to increase. These cost increases for raw materials represent approximately 1 to 1 1/2 percent of our total material expenditures. We believe we can offset much of these cost increases through price increases on our products and other material cost reduction initiatives. However, there can be no assurances that these and other potential material price increases will not impact gross profit in the future.

    Gross profit in 2002 increased 12.3%, reflecting the impact of the IFC acquisition despite an estimated 1.7% unfavorable currency impact. Pro forma gross profit declined 6.8% from the prior year. Pro forma gross profit margin declined 180 basis points during 2002 which reflects the less profitable product mix and lower overhead absorption. Additionally, gross profit and related margin were impacted in 2002 by a negative $5.2 million purchase accounting adjustment associated with the required write-up and subsequent sale of inventory resulting from the acquisition of IFC. However, this was partially offset by the benefit of implementing SFAS No. 141 and No. 142, which improved gross profit by $1.4 million in 2002.

Selling, General And Administrative (SG&A) Expense

(In millions of dollars)	2003	2002	2001

SG&A expense	$539.8	$477.4	$411.3
SG&A expense as a percentage of sales	22.5%	21.2%	21.5%
Pro forma SG&A expense	539.8	513.3	518.4
Pro forma SG&A expense, as a percentage of sales	22.5%	21.3%	21.2%

    In 2003, SG&A expense increased 13.1%, which reflects a full year effect of the IFC acquisition of about $31 million and negative currency translation impacts of approximately $29 million and approximately $30 million of increased legal, professional, consulting and associated expenses, partially offset by improved earnings in unconsolidated affiliates, lower incentive compensation of $3.6 million and the impact of general cost savings initiatives. Pro forma SG&A expense in 2003 increased 5.2%. Absent currency translation, pro forma SG&A expense decreased 2.0% during 2003. The reduction in pro forma SG&A expense reflects improved earnings in unconsolidated affiliates, lower incentive compensation expense of $3.6 million in 2003 and an estimated $5.2 million of synergy benefits associated with the IFC integration program and the impact of general cost savings initiatives, offset in part by increased legal, professional, consulting and associated expenses of approximately $30 million.

    SG&A expense in 2002 increased 16.1% due to the IFC acquisition. However, 2002 pro forma SG&A expense declined by about 0.8%. The reduction in pro forma SG&A expense in 2002 reflects an $18.3 million benefit associated with discontinuing the amortization of goodwill in conjunction with the implementation of SFAS No. 141 and No. 142, offset by higher commissions associated with higher sales levels and increased maintenance expenses.

Integration And Restructuring Expense

(In millions of dollars)	2003	2002	2001

Integration expense	$19.8	$16.2	$63.0
Restructuring expense	2.9	4.3	(1.2)

    The integration and restructuring expenses in 2003 and 2002 relate to the integration of IFC into the Flow Control Division. We have largely completed our restructuring and integration programs related to IFC, except for final severance payments and payments for other exit activities primarily related to European integration activities. Integration expense of $63.0 million and restructuring expense of $1.2 million reversed in 2001 relate to the integration of IDP into the Flowserve Pump Division. The IDP integration program was more expansive than the IFC program, resulting in higher costs. See page 26 of this Management's Discussion and Analysis for further discussion on integration and restructuring expenses.

Operating Income

(In millions of dollars)	2003	2002	2001

Operating income	$160.0	$179.7	$130.4
Operating income as percentage of sales	6.7%	8.0%	6.8%
Pro forma operating income	160.0	194.8	190.8
Pro forma operating income as a percentage of sales	6.7%	8.1%	7.8%

    Operating income decreased 11.0% in 2003. Pro forma operating income decreased 17.9% in 2003. Despite currency translation benefits of an estimated $19 million, the decline in 2003 operating income reflects the impact of weak market conditions which resulted in lower demand and sales for chemical, power and general industrial market products and services, our more profitable businesses. In addition, an increase in unfavorable absorption variances of about $12.6 million, higher warranties of about $7.2 million, approximately $30 million of higher legal, professional, consulting and associated expenses and increased integration and restructuring expenses of $2.2 million negatively impacted operating income. These impacts were partially offset by estimated incremental synergy benefits of $15 million associated with the IFC integration program. Synergy savings associated with the IFC integration at December 31, 2003 are estimated to be at least $20 million annually.

    Operating income of $179.7 million in 2002 improved 37.8%, reflecting the IFC acquisition, lower integration and restructuring expenses of $41.3 million and a benefit of $19.7 million associated with cessation of amortization of goodwill and trademarks associated with SFAS 142. Absent the benefit of SFAS 142, the decrease in operating income reflects weaker business conditions resulting in lower volumes and the resulting overhead underabsorption.

Interest Expense And Loss On Repayment Of Debt

(In millions of dollars)	2003	2002	2001

Interest income	$4.0	$2.5	$1.5
Interest expense	84.2	95.5	119.6
Loss on debt repayment and extinguishment	1.3	11.2	25.0

    Interest income increased during 2003 and 2002 due to higher average cash balances.

    Interest expense decreased 11.7% in 2003, compared with a decrease of 20.2% in 2002. The reduction in interest expense reflects lower prevailing interest rates and reduced debt levels associated with optional and scheduled debt paydowns since the acquisition of IFC as well as lower borrowing spreads associated with the renegotiation of our revolving credit facility in April 2002. At December 31, 2003 approximately 51% of our debt was at fixed rates, including the effects of $215 million of notional interest rate swaps.

    The reduction of interest expense in 2002 also resulted from lower debt levels associated with the repayment of one-third of the then outstanding Senior Subordinated Notes in the fourth quarter of 2001 using proceeds from a sale of our common shares.

    During 2003, we incurred losses of $1.3 million on debt repayments and extinguishment related to the accelerated write-off of unamortized prepaid financing fees resulting from $163.1 million of optional debt repayments throughout the year. In 2002, we incurred $11.2 million of such losses resulting from the debt amendments required pursuant to the IFC acquisition during the second quarter and from optional debt repayments during the third and fourth quarters. In 2001, we incurred such losses as a result of the early extinguishment of $133 million of 12.25% Senior Subordinated

Notes, using proceeds from the sale of our common shares. Prior to our adoption of SFAS No. 145 on January 1, 2003, these losses were reported as extraordinary items in the statement of operations; however, the 2002 and 2001 amounts have been reclassified to conform to the 2003 presentation, as required under the new standard. We expect to incur additional non-cash losses as we continue to prepay debt. We currently anticipate that 2004 interest expense could be at the 2003 level or less due to continued expected debt prepayments.

Tax Expense And Tax Rate

(In thousands of dollars)	2003	2002	2001

Tax expense (benefit)	$20,947	$26,804	$(589)
Effective tax rate	28.4%	37.1%	5.3%

    The reduction in the 2003 effective rate is primarily due to U.S. tax refunds received during the year which had not been previously recognized as a benefit. In 2002, the significant effective tax rate drivers include a benefit related to the extraterritorial income exclusion and the elimination of goodwill amortization resulting from our implementation of SFAS No. 142. The relatively low earnings levels in 2001 compared with 2002 and 2003 magnified the impact of unfavorable permanent differences resulting in the 5.3% effective tax rate for 2001. Our effective tax rate is based upon current earnings, estimates of future taxable earnings for each domestic and international location and the estimated impact of tax planning strategies. Changes in any of these and other factors, in particular our ability to utilize foreign tax credits, could impact the tax rate in future periods. We have foreign tax credits of $1.5 million, all fully reserved, which expire in 2004 through 2007. Additionally, foreign tax credits of $11.6 million expiring in 2005 and $9.4 million expiring in 2006 have been partially reserved. Should we be able to realize these credits, we would reverse the related valuation allowance which would have a favorable impact on our effective tax rate. Should we not be able to utilize all or a portion of these credits, we would lose the benefit which would have a negative impact on our effective tax rate.

    We expect our effective tax rate to be between 35% and 37% in 2004, although it is dependent upon the mix of earnings between our domestic and international locations, our tax planning strategies and our ability to utilize foreign tax credits.

Net Earnings And Earnings Per Share

(In millions of dollars, except per share amounts)	2003	2002	2001

Net earnings (loss)	$52.9	$45.5	$(10.5)
Earnings (loss) per share—diluted	0.96	0.87	(0.27)
Average diluted shares	55.3	52.2	39.3

    Net earnings increased 16.3% in 2003 due to lower levels of interest expense, loss on debt repayments and integration and restructuring expense, offset in part by the impact of lower sales volume and resultant lower gross margin as well as higher SG&A. Earnings per share in 2003 were negatively impacted by a 5.9% higher average diluted share count.

    Net earnings in 2002 increased $56.0 million which reflects the IFC acquisition, benefit of SFAS No. 141 and No. 142 and reduced interest, integration and restructuring expenses. The implementation of SFAS No. 141 and No. 142 resulted in an increase to net earnings of $14.3 million, or $0.27 per share, to earnings in 2002. Earnings per share in 2002 were negatively impacted by a 32.8% higher average diluted share count.

    The 2003 increase in average diluted shares reflects the full year weighted average impact from the equity offering completed in April 2002 to finance the IFC acquisition. The increase in 2002 reflects the full year impact of our equity offering completed in November 2001, the proceeds of which were used to retire debt.

Other Comprehensive Income

(In millions of dollars)	2003	2002	2001

Other comprehensive income (expense)	$45.4	$(19.8)	$(60.5)

    Other comprehensive income improved in 2003, which reflects the strengthening of the Euro, improved pension plan asset returns and more beneficial hedging results. In 2002, the improvement reflected increased net earnings and a favorable foreign currency translation adjustment resulting from the strengthening of the Euro, partially offset by declines in the value of pension plan assets.

BUSINESS SEGMENTS

We evaluate segment performance based on operating income excluding special items. We believe that special items, while indicative of efforts to integrate IFC and IDP into our business, do not reflect ongoing business results. Earnings before special items are not a recognized measure under generally accepted accounting principles ("GAAP") and should not be viewed as an alternative to GAAP measures of performance.

The key operating results for our three business segments, Flowserve Pump Division (FPD), Flow Solutions Division (FSD) and Flow Control Division (FCD) are discussed below:

	Flowserve Pump Division
(In millions of dollars)
	2003	2002	2001(1)

Bookings	$1,205.7	$1,122.3	$1,218.0
Sales	1,188.1	1,205.1	1,170.9
Operating income (before special items)	97.2	130.1	139.3
Integration expense	—	—	63.0
Restructuring expense	—	—	(1.2)

Segment operating income (after special items)	97.2	130.1	72.5
Segment operating income (before special items) as a percentage of sales	8.2%	10.8%	11.5%
Backlog	569.5	495.1	551.4

(1)
Operating income in 2001 is before special items. There were no special items in 2002 or 2003.

    Bookings of pumps, pump parts and services for the Flowserve Pump Division (FPD) in 2003 increased 7.4%. The improvement in bookings reflects favorable currency translation of about 7% and an increase in upstream petroleum projects, particularly within Asia, West Africa and the CIS. In addition, nuclear power bookings improved in 2003. These benefits were offset by lower bookings in the U.S. of quick turnaround business for the chemical and general industrial sectors, which declined each year over the three year period. Additionally, parts bookings, particularly into the Middle East and Venezuela, were down in 2003. The 7.9% decline in bookings in 2002 reflects lower bookings of quick turnaround business for the chemical, general industrial and power sectors of the business as mentioned above.

    Sales declined by 1.4% during 2003. Currency translation favorably impacted sales by about 7% in 2003. In addition, project sales into the oil and gas markets increased. However, these benefits were more than offset by a lower level of backlog at the beginning of 2003 which was down 10.2% lower than the prior year, as well as lower bookings of quick turnaround and after market business as discussed above. Sales in 2002 were 2.9% above the prior year due to higher shipments of engineered pump projects, particularly in the petroleum and water markets, which were in backlog at the beginning of 2002. Sales in 2002 were also adversely impacted by weak market conditions in the power, chemical and general industrial sectors of the business.

    FPD segment operating income decreased by 25.3% in 2003, compared with a 3.1% decrease in 2002. The 2003 decline in operating income reflects lower sales of 8.5% (absent estimated favorable currency effects of 7.1%), a lower mix of historically more profitable chemical and general industrial product sales and services, lower after market shipments into the Middle East and Venezuela, unfavorable overhead absorption of about $14.2 million due primarily to lower unit volumes and higher warranty costs of about $5.1 million. Segment operating income in 2002 benefited by $14.0 million from the implementation of SFAS No. 141 and No. 142, but declined due to the aforementioned weak market conditions, which impacted results in each of the past three years. In addition, unfavorable overhead absorption impacted results in 2002 by about $3.5 million due to lower production volumes and reductions in finished goods inventory in the facilities that manufacture pumps for the chemical, power and general industrial sectors.

	Flow Solutions Division
(In millions of dollars)
	2003	2002	2001

Bookings	$362.5	$344.9	$329.6
Sales	359.5	350.2	327.5
Segment operating income	74.2	64.9	51.5
Segment operating income as a percentage of sales	20.6%	18.5%	15.7%
Backlog	41.1	34.4	38.2

    Bookings of seals for the Flow Solutions Division (FSD) increased 5.1% in 2003, which reflects a currency translation benefit of approximately 4%. Bookings in 2002 increased 4.6%. The bookings improvement in both years reflects the division's emphasis on end user business and its success in establishing longer-term customer alliance programs, including fixed fee alliances, despite weakened market conditions. Fixed fee alliances are contractual agreements with customers wherein the customer pays us a fixed amount each period (usually monthly) for the term of the agreement. In return for this fixed cost, the customer is entitled to new seals, repairs, upgraded equipment, replacements and maintenance services as defined within the scope of each agreement. We believe that this emphasis combined with heightened levels of service, reliability and innovation have contributed to an increase in market share in 2003 and 2002. We are currently implementing this end user strategy in our other divisions.

    Sales for FSD increased by 2.7% in 2003 compared with a 6.9% increase in 2002. The improvement in 2003 reflects currency translation benefits of approximately 4%, offset by the impact of lower demand caused by weaker market conditions particularly within the chemical industry and U.S. refineries. Despite weaker business conditions, FSD sales improved in 2002, reflecting the benefits of the aforementioned customer focus, end user strategy and estimated favorable currency effects of 4.3%.

    FSD segment operating income in 2003 increased 14.3%. The improvement reflects currency translation benefits of 5%, the 2.7% increase in sales and the absence of $4.0 million of performance incentive expense due to our weak consolidated performance compared with plan in 2003. Segment operating income improved 26.0% in 2002. The improvement in 2002 reflected the benefit of the sales increase of 6.9% and the impact of continuous improvement process projects in both years. Additionally, increases in plant efficiencies resulted from bringing previously outsourced production in-house, generally at only variable cost. Operating income in 2002 also benefited by $1.2 million from the implementation of SFAS No. 141 and No. 142.

	Flow Control Division
(In millions of dollars)
	2003	2002	2001

Bookings	$890.5	$747.5	$462.5
Sales	888.1	725.5	450.6
Segment operating income (before special items)	68.0	44.7	38.4
Integration expense	19.8	16.2	—
Restructuring expense	2.9	4.3	—
Purchase accounting adjustment for inventory	—	5.2	—

Segment operating income (after special items)	45.3	19.0	38.4
Segment operating income (before special items) as a percentage of sales	7.7%	6.2%	8.5%
Backlog	215.5	210.8	77.9
Pro forma bookings	890.5	889.7	994.6
Pro forma sales	888.1	882.9	975.3
Pro forma segment operating income (before special items)	68.0	56.4	107.7
Pro forma segment operating income (before special items) as a percentage of sales	7.7%	6.4%	11.0%

    Bookings of valves and related products and services for the Flow Control Division (FCD) increased by 19.1% in 2003 due to the full year impact of the IFC acquisition of $155 million and an estimated 7% currency translation benefit. Pro forma bookings for 2003 were about flat. The decline in bookings absent currency benefits reflects weakness in the chemical, power and general industrial markets in 2003. Approximately 80% of FCD bookings are in these markets, which declined in both 2003 and 2002. Additionally, 2003 was adversely impacted by the absence of an unusually large nuclear power order from 2002 of approximately $28 million. Bookings increased 61.6% in 2002 due predominantly to the IFC acquisition. Pro forma bookings in 2002 declined 10.5% reflecting market weakness.

    Sales increased 22.4% in 2003 compared with an increase of 61.0% in 2002, primarily due to full year impact of IFC of about $141 million. Sales in 2003 were about flat with pro forma 2002, which was down 9.5% from pro forma 2001. Currency translation provided an estimated 7% benefit for 2003. Sales in both years were adversely affected by reduced customer demand for valve products and services in the power, chemical and general industrial sectors of the business.

    FCD segment operating income in 2003 increased 52.1%. The improvement reflects the IFC acquisition as well as currency translation benefits of about 9%. Pro forma segment operating income increased 20.6%. In addition to currency translation, the improvement reflects estimated incremental synergy benefits of $15 million in 2003. Synergy savings associated with the integration are estimated to be at least $20 million annually. We have largely completed the integration of IFC. See Restructuring and Acquisition Related Charges of this Management's Discussion and Analysis for a detailed discussion on the IFC integration program. These benefits were offset by the impact of lower unit volumes and an unfavorable mix of product sales.

    Segment operating income in 2002 increased 16.4%, but pro forma segment operating income declined 47.6%. Operating income in 2002, before special items, benefited by $4.4 million from the implementation of SFAS No. 141 and No. 142. The decline in operating results in 2002 on a pro forma basis reflected the 9.5% decline in sales due to weak conditions in the chemical, power and general industrial markets, as well as lower production throughput due to lower sales volume combined with a reduction of finished goods inventories, which resulted in unfavorable manufacturing absorption variances.

Segment Operating Income

We evaluate segment performance based on segment operating income, which is operating income excluding special items. Segment operating income provides the most meaningful measure of operating performance since it eliminates expenses associated with strategic corporate decisions not directly associated with ongoing segment performance and since such expenses are closely related to our plans to purchase and integrate our acquisitions. Special items during 2003 and 2002 are all associated with the acquisition of IFC into the Flow Control Division. Special items during 2001 are related to the August 2000 acquisition of IDP into the Flowserve Pump Division. The following summarizes special items excluded from the calculation of segment operating income during the three year period ended December 31, 2003.

	Year ended December 31,
(In millions of dollars)
	2003	2002	2001

Integration expense	$19.8	$16.2	$63.0
Restructuring expense	2.9	4.3	(1.2)
Purchase accounting adjustment for inventory	—	5.2	—

Total	$22.7	$25.7	$61.8

RESTRUCTURING AND ACQUISITION RELATED CHARGES

Restructuring Costs—IFC

In conjunction with the IFC acquisition during 2002, we initiated a restructuring program designed to reduce costs and eliminate excess capacity by closing 18 valve facilities, including 10 service facilities, and reducing sales and related support personnel. Our actions, some of which were approved and committed to in 2002 with the remaining actions approved and committed to in 2003, are expected to result in a gross reduction of approximately 889 positions and a net reduction of approximately 662 positions. Net position eliminations represent the gross positions eliminated from the closed facilities offset by positions added at the receiving facilities, which are required to produce the products transferred into the receiving facilities.

    We believe we have achieved at least $20 million of annual run rate savings as a result of our integration program. Run rate savings reflect the quantification of cost saving synergies achieved at December 31, 2003 on an annualized basis. The synergy savings reflect the benefit of lower payroll and benefit costs resulting from the net position eliminations, partially offset by increased outsourcing costs, and elimination of fixed costs at the closed facilities including depreciation, utilities, lease expense, insurance, taxes and other fixed costs.

    We established a restructuring program reserve of $11.0 million upon acquisition of IFC, and increased the reserve by a total of $9.6 million in the latter half of 2002. We recognized additional accruals of $4.5 million in 2003 for this program, primarily related to the closure of certain valve service facilities and the related reductions in workforce. Cash expenditures against the accrual were $4.2 million in 2002 and $11.6 million in 2003. The remaining accrual of $9.3 million reflects payments to be made in 2004 and beyond for severance obligations due to terminated personnel in Europe of $5.7 million as well as lease and other contract termination and other exit costs of $3.6 million.

    Cumulative costs of $7.2 million associated with the closure of Flowserve facilities through December 31, 2003, have been recognized as restructuring expense in operating results, whereas cumulative costs associated with the closure of IFC facilities of $17.9 million, including related deferred taxes of $6.2 million, became part of the purchase price allocation of the transaction. The effect of these closure costs increased the amount of goodwill otherwise recognizable as a result of the IFC acquisition.

    The following illustrates activity related to the IFC restructuring reserve:

(Amounts in millions)	Severance	Other Exit Costs	Total

Balance created on June 5, 2002	$6.9	$4.1	$11.0
Additional accruals	6.9	2.7	9.6
Cash expenditures	(3.1)	(1.1)	(4.2)

Balance at December 31, 2002	$10.7	$5.7	$16.4
Additional accruals	3.8	0.7	4.5
Cash expenditures	(8.8)	(2.8)	(11.6)

Balance at December 31, 2003	$5.7	$3.6	$9.3

Integration Costs—IFC

During 2003 and 2002, we also incurred acquisition-related integration expense in conjunction with IFC, which is summarized below:

(Amounts in millions)	2003	2002

Personnel and related costs	$7.9	$8.4
Transfer of product lines	4.6	3.5
Asset impairments	4.2	0.8
Other	3.1	3.5

IFC integration expense	$19.8	$16.2

Cash expense	$15.6	$15.1
Non-cash expense	4.2	1.1

IFC integration expense	$19.8	$16.2

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

Remaining Restructuring and Integration Costs—IFC

We have largely completed our restructuring and integration programs related to IFC, except for payments for certain European activities. We expect to incur no additional restructuring and integration costs in connection with this program. Payments from the restructuring accrual will continue into 2004 and 2005 due to the timing of severance obligations in Europe.

Restructuring Costs—IDP

In August 2000, in conjunction with the IDP acquisition, we initiated an integration program designed to reduce costs and eliminate excess capacity by closing or significantly downsizing eight pump manufacturing facilities and eight service and repair facilities; closing IDP's former headquarters; and reducing redundant sales, administrative and related support personnel. These actions, approved and committed to in 2000, resulted in the gross reduction of 1,500 positions and a net reduction of 1,100 positions. Net positions reflect the gross positions eliminated from the closed facilities offset by positions added at the receiving facilities required to produce the products transferred into the receiving facilities. As a result of these activities, we generated approximately $90 million of annual synergy savings. The savings reflect the benefit of lower payroll and benefit costs resulting from the net position eliminations, partially offset by increased outsourcing costs, and elimination of fixed costs at the closed facilities including depreciation, utilities, lease expense, insurance, taxes and other fixed costs. We completed our IDP-related integration and restructuring activities during 2001, and substantially completed the expenditures thereunder as of December 31, 2002.

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

    The following illustrates activity related to the IDP restructuring reserve:

(Amounts in millions)	Severance	Other Exit Costs	Total

Balance at August 16, 2000	$46.0	$14.8	$60.8
Cash expenditures	(18.7)	(2.4)	(21.1)
Reclassification of long-term retirement benefits	(16.4)	—	(16.4)
Adjustment to accrual	7.6	—	7.6

Balance December 31, 2000	$18.5	$12.4	$30.9
Cash expenditures	(13.3)	(6.7)	(20.0)
Non-cash reductions	(2.1)	(0.4)	(2.5)
Adjustment to accrual	(0.7)	(2.2)	(2.9)

Balance at December 31, 2001	$2.4	$3.1	$5.5
Cash expenditures	(0.8)	(1.0)	(1.8)
Non-cash reductions	(1.6)	(2.1)	(3.7)

Balance at December 31, 2002	$—	$—	$—

    The majority of the funding of the restructuring activities was completed in 2002. Revisions to the accrual were recorded in 2000 and 2001 to reflect actual results and changes in estimates including an incremental accrual in 2000 required based upon updated actuarial information for postretirement and pension expense relating to finalization of union negotiations for closed facilities. Of the final adjustment of $2.9 million in 2001, $1.2 million related to Flowserve facilities and was reflected as negative restructuring expense and the remaining $1.7 million related to IDP facilities and was recorded as a reduction to goodwill. Non-cash reductions reflect reclassification from the restructuring accrual to post-retirement benefits and pension liabilities in 2000 and to other accrued liabilities in 2001 and 2002. Severance costs include costs associated with involuntary termination benefits, including enhancements to certain severed employees of long-term retirement benefits of $16.4 million, and costs related to exiting facilities that would provide no future benefit. Other exit costs of $12.6 million included $5.1 million of payroll and consulting costs to execute the closure program, $2.5 million of facility clean-up costs including environmental, $2.1 million relocation costs for IDP personnel, $1.7 million of costs to physically dispose of patterns and equipment, and $1.2 million of other costs including lease termination and legal costs.

Integration Costs—IDP

During 2001, we also incurred integration expense as follows:

(Amounts in millions)	2001

Personnel and related costs	$30.8
Transfer of product lines	20.3
Asset impairments	3.5
Other	8.4

IDP integration expense	$63.0

Cash expense	$59.5
Non-cash expense	3.5

IDP integration expense	$63.0

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

LIQUIDITY AND CAPITAL RESOURCES

Overview of Cash Flows (Amounts in millions)	2003	2002	2001

Total operating cash flows	$184.0	$248.9	$(47.7)
Net cash flows used by investing activities	(26.6)	(557.2)	(28.2)
Net cash flows provided (used) by financing activities	(165.8)	328.1	59.5

Cash Flow Analysis

Cash generated by operations and borrowings available under our existing revolving credit facility are our primary sources of short-term liquidity. Our cash balance at December 31, 2003 was $53.5 million, an increase of $4.3 million from 2002, which increased $27.7 million from 2001.

    The decrease in cash flows provided by operating activities in 2003 primarily relates to pension contributions, income taxes and outflows related to the IFC integration. In 2003, contributions to U.S. pension plans were $27.0 million, compared with $4.6 million in 2002 and $0.4 million in 2001. In 2002, we also benefited from receipt of a $23.2 million U.S. income tax refund compared with $4.9 million received in 2003. Cash outflows related to the IFC integration were $27.2 million in 2003 compared with $19.3 million in 2002.

    The increase in operating cash flows of $296.8 million in 2002 from 2001 primarily relates to a $58.4 million reduction in outflows for integration and restructuring, $56.0 million of higher net earnings, receipt of a tax refund of $23.2 million, $37.3 million of lower interest and improvements in working capital.

    Working capital reductions provided operating cash flow of $88.9 million in 2003, and $91.5 million in 2002, but used $102.9 million of cash flow in 2001. The reduction in working capital for 2003 reflects our continued emphasis on improving accounts receivable collections and reducing inventory. Accounts receivable reductions in 2003 generated $30.8 million of cash flow compared with $76.7 million in 2002 and $15.8 million in 2001. The improvement in accounts receivable primarily reflects improved collections and lower sales volume. In addition, incremental factoring of certain non-U.S. receivables contributed $10.5 million in 2003 and $31.7 million in 2002. Days' sales outstanding improved to 68 days from 71 days at December 31, 2002 and 76 days at December 31, 2001. Inventory reductions contributed $14.8 million of cash flow for 2003 compared with $29.5 million in the prior year. The majority of the inventory reduction was in finished goods, offset in part by an increase in project-related work in process inventory required to support shipments of products in backlog. In 2001, inventory was a $44.6 million use of cash due to an increase in support of backlog for future shipments and increased finished goods safety stock to meet customer deliveries during the IDP integration and during a systems conversion at a valve plant. As a result of the inventory reduction, inventory turns were 4.2 times at December 31, 2003 and 2002 compared with 4.3 times at December 31, 2001.

    Cash outflows from operating activities for 2001 were high due to payments associated with the IDP integration program, including restructuring and integration payments of $79.5 million and interest payments of $125.2 million. At December 31, 2001, we had drawn $70.0 million of revolving credit primarily to fund integration activities and increases in working capital.

    Cash outflows for investing activities were $26.6 million in 2003, compared with $557.2 million in 2002 and $28.2 million in 2001. The decrease in 2003 results from the absence of acquisitions, partially offset by a lower level of receipts from disposals. The increase in 2002 results primarily from the purchase of IFC, partially offset by lower capital expenditures.

    Cash outflows for financing activities were $165.8 million in 2003, compared with inflows of $328.1 million in 2002 and $59.5 million in 2001. The change in 2003 results from the absence of equity offerings in 2003 compared with 2002 and 2001. The increase in 2002 results from the issuance of equity and increased borrowings associated with the purchase of IFC.

    We believe cash flows from operating activities combined with availability under our existing revolving credit agreement and our existing cash balances will be sufficient to enable us to meet our cash flow needs for the next 12 months. However, cash flows from operations could be adversely affected by economic, political and other risks associated with sales of our products, operational factors, competition, fluctuations in foreign exchange rates and fluctuations in interest rates, among other factors.

    During 2002 and 2001, we also generated $16.9 million and $8.0 million, respectively, of cash flow related to the exercise of employee stock options, which are reflected in financing activities of the consolidated statement of cash flows. Amounts in 2003 were not significant.

Payments for Acquisitions

On May 2, 2002, we completed our acquisition of IFC for a contractual purchase price of $535 million, subject to adjustment pursuant to the terms of the purchase and sale agreement. A reduction of $2.2 million was agreed to and settled during the fourth quarter of 2003, which yielded a final contractual purchase price of $532.8 million. The reduction related to the finalization of balances at the date of acquisition for cash, related party activity and tax payments. In addition, we incurred $6.1 million of costs associated with consummation of the acquisition including investment banking, legal, actuarial and accounting fees. The total purchase price including such costs was $538.9 million. By acquiring IFC, one of the world's foremost manufacturers of valves, actuators and associated flow control products, we believe that we are the world's second largest manufacturer of valves. We financed the acquisition and associated transaction costs by issuing 9.2 million shares of common stock in April 2002 for net proceeds of approximately $276 million and through new borrowings under our senior secured credit facilities.

    The purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair value at the date of the acquisition. We completed the purchase price allocation of IFC during 2003 and expect no further revisions. These final allocations included $45 million for amortized intangibles, $25 million of indefinite lived intangible assets and $309 million recorded as goodwill.

    The operating results of IFC have been included in the consolidated statements of operations from May 2, 2002, the date of acquisition.

    We regularly evaluate acquisition opportunities of various sizes. The cost and terms of any financing to be raised in conjunction with any acquisition, including our ability to raise economical capital, is a critical consideration in any such evaluation.

Capital Expenditures

(Amounts in millions)	2003	2002	2001

Capital Expenditures	$28.8	$30.9	$35.2
Depreciation Expense	$62.2	$56.7	$48.9

    Capital expenditures were funded primarily by operating cash flows and bank borrowings. For each of the three years, capital expenditures were invested in new and replacement machinery and equipment, information technology and acquisition integration activities including structures and equipment required at receiving facilities. In each year, capital expenditures were less than depreciation expense due to excess capacity and the upgrading of equipment through integration processes. We expect this trend of low capital expenditures to continue for the next 3 to 5 years. Capital expenditures of approximately $35 million are expected in 2004.

Financing

Debt, including capital lease obligations, consisted of:

	December 31,
(Amounts in thousands)
	2003	2002

Term Loan Tranche A:
U.S. Dollar Tranche, interest rate of 3.74% in 2003 and 3.94% in 2002	$200,004	$249,005
Euro Tranche, interest rate of 4.65% in 2003 and 5.19% in 2002	12,292	10,260
Term Loan Tranche C, interest rate of 4.00% in 2003 and 4.19% in 2002	465,473	580,473
Senior Subordinated Notes net of discount, interest rate of 12.25%:
U.S. Dollar denominated	186,739	186,473
Euro denominated	80,998	67,515
Capital lease obligations and other	752	632

Debt and capital lease obligations	946,258	1,094,358
Less amounts due within one year	66,492	38,610

Total debt due after one year	$879,766	$1,055,748

    Maturities of debt, including capital lease obligations, for the next five years and beyond are:

(Amounts in thousands)	Term Loans	Senior Subordinated Notes	Capital Leases & Other	Total

2004	$66,395	$—	$97	$66,492
2005	85,717	—	163	85,880
2006	65,580	—	72	65,652
2007	67,460	—	—	67,460
2008	261,744	—	—	261,744
Thereafter	130,873	267,737	420	399,030

Total	$677,769	$267,737	$752	$946,258

Senior Credit Facility

As of December 31, 2003 and 2002, our senior credit facility is composed of a revolving credit facility and Tranche A and Tranche C term loans. Tranche A consists of a U.S. dollar denominated tranche and a Euro denominated tranche, the latter of which is a term note due in 2006. During

2003, we made scheduled debt payments of $0.9 million and optional debt prepayments of $163.1 million, including $39 million during the fourth quarter. In 2002, we also made $33.8 million of mandatory and $170 million of optional prepayments on the term loans. We have scheduled Tranche A principal payments of $8.0 million in the first quarter of 2004 and $19.5 million in each of the remaining quarters of 2004. However, as a result of the optional prepayments made in 2002 and 2003, we have no scheduled payments on Tranche C due until March 31, 2005, when $0.7 million is due.

    The following summarizes our repayment of obligations under the senior credit facility and, in 2001, the senior subordinated notes:

(Amounts in millions)	2003	2002	2001
Mandatory repayment	$0.9	$33.8	$23.1
Optional prepayment	163.1	170.0	132.5
Loss on debt repayment and extinguishment	1.3	11.2	25.0

    The senior credit facility is collateralized by substantially all of our U.S. assets and a pledge of 65% of the stock of certain foreign subsidiaries.

    The Tranche A and Tranche C loans, which were amended and restated in connection with the IFC acquisition, have final maturities of June 2006 and June 2009, respectively. The senior credit facility was amended during June 2003 to, among other things, delay the step-downs in the maximum leverage ratio and the step-ups in the minimum interest coverage ratio. The term loans bear floating interest rates based on LIBOR plus a borrowing spread, or the prime rate plus a borrowing spread, at our option. The borrowing spread for the senior credit facility can increase or decrease based on the leverage ratio as defined in the facility and on our public debt ratings.

    As part of our senior credit facility, we have a $300 million revolving credit facility that expires in June 2006. The revolving credit facility allows us to issue up to $200 million in letters of credit. As of December 31, 2003 and 2002, we had no amounts outstanding under the revolving credit facility. However, we had issued $42.7 million in letters of credit under the facility, which reduced our borrowing capacity of the facility to $257.3 million at December 31, 2003. This compares with a borrowing capacity of $248.2 million at December 31, 2002.

    We are required, under certain circumstances as defined in the credit facility, to use a percentage of excess cash generated from operations to reduce the outstanding principal of the term loans in the following year. Based upon the annual calculations performed at December 31, 2003, 2002 and 2001, no additional principal payments became due in 2004, 2003 or 2002 under this provision.

Senior Subordinated Notes

At December 31, 2003, we had $188.5 million and EUR 65 million (equivalent to $81.8 million) in face value of Senior Subordinated Notes outstanding.

    The Senior Subordinated Notes were originally issued in 2000 at a discount to yield 12.5%, but have a coupon rate of 12.25%. Approximately one-third of these Senior Subordinated Notes were repurchased at a premium in 2001 utilizing proceeds from an equity offering, in accordance with the provisions of the indenture.

    Beginning in August 2005, all remaining Senior Subordinated Notes outstanding become callable by us at 106.125% of face value, but otherwise are not due until 2010. Interest on the Senior Subordinated Notes notes is payable semi-annually in February and August.

Common Stock Offerings

During 2002, we financed the acquisition of IFC and associated transaction costs with a combination of bank financing and net proceeds of approximately $276 million received from the issuance of 9.2 million shares of common stock during April 2002.

    During 2001, we completed an offering of approximately 6.9 million shares of our common stock for net proceeds of approximately $154 million, which were used to:

•
prepay $101.5 million of the U.S. dollar denominated Senior Subordinated Notes;

•
prepay EUR 35 million ($31 million) of the Euro denominated Senior Subordinated Notes; and

•
pay associated prepayment premiums and other direct costs.

    During 2001, we recorded an extraordinary item of $17.9 million, net of $7.1 million of tax, which represented the sum of the prepayment premiums, other direct costs, and the write-off of unamortized prepaid financing fees and discount for the portion of the Notes that was prepaid. Due to the adoption of SFAS No. 145 on January 1, 2003, this item, totalling $25.0 million on a pre-tax basis, has been reclassified as a component of earnings before income taxes.

Debt Covenants and Other Matters

The provisions of our senior credit facility require us to meet or exceed specified defined financial covenants, including a leverage ratio, an interest coverage ratio and a fixed charge coverage ratio. Further, the provisions of these and other debt agreements generally limit or restrict indebtedness, liens, sale and leaseback transactions, asset sales and payment of dividends, capital expenditures and other activities.

    Our senior credit facility requires us to submit audited financial statements to the lenders within 100 days of year end. As a consequence of delays stemming from the restatement of our financial information for the nine months ended September 30, 2003 and the full years 2002, 2001 and 2000, we were unable to provide the audited financial statements within the specified period of time. Accordingly, we obtained a waiver from our lenders regarding this covenant and, accordingly, present the scheduled maturities under the facility due in 2005 and beyond as non-current in the consolidated balance sheet.

    As of December 31, 2003, we complied with all financial covenants under our debt facilities, as illustrated below:

•
an actual leverage ratio of 3.73 compared with a permitted maximum of 4.0;

•
an actual interest coverage ratio of 3.01 compared with a permitted minimum of 2.75; and

•
an actual fixed charge ratio of 1.9 compared with a required minimum of 1.1.

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

    The maximum leverage ratio reduces to 3.75 at September 30, 2004 and the minimum interest coverage increased to 3.0 at March 31, 2004. We currently estimate that we will comply with the interest coverage covenant at March 31, 2004 by a small margin. Should our estimated earnings change, we may not comply with the interest coverage covenant and we may seek a waiver or an amendment to the senior credit facility in order to remain in compliance. We believe that such waiver or amendment, should it be needed, would be approved by the requisite number of lenders; however, there can be no assurance that such a waiver or amendment would be granted. We are not presently able to ascertain the cost and/or conditions associated with receipt of such waiver or amendment. Under particularly adverse circumstances, we could be forced to divest a portion of our business or issue equity.

    The following is a summary of net debt (defined as debt less cash) to capital at various dates since 2001:

December 31, 2003	52.1%
December 31, 2002	59.2%
December 31, 2001	71.8%
December 31, 2000	78.1%

    The net debt to capital ratio has decreased due to the impact of the common stock offerings, repayments of debt under the senior credit facility and increases in shareholders' equity resulting from continued earnings and favorable foreign currency translation.

    While the IFC acquisition increased the absolute level of indebtedness, we believe that our ability to service debt, as measured by our covenant ratios, debt ratings and net debt to capital ratios, has improved. This is because we issued shares of common stock to finance a portion of the IFC acquisition. Additionally, under our senior credit facility covenant ratios, we receive credit for 100% of the pro forma EBITDA of IFC for the four-quarter period prior to the acquisition, while incremental debt used to finance the acquisition was only about 50% of the purchase price. Our lenders use EBITDA as a surrogate for earnings and cash flows in our senior credit facility.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table presents a summary of our contractual obligations at December 31, 2003:

	Payments Due By Period
(Amounts in millions)	Within 1 Year	2-3 Years	4-5 Years	Beyond 5 Years	Total
Long-term debt and capital lease obligations	$66.5	$151.5	$329.2	$399.1	$946.3
Operating leases	20.0	25.5	10.9	4.0	60.4
Purchase obligations:
Inventory	133.8	5.2	—	—	139.0
Non-inventory	5.9	0.1	0.1	—	6.1
Other contractual obligations	—	—	—	—	—

    The following table presents a summary of our commercial commitments at December 31, 2003:

	Commitment Expiration By Period
(Amounts in millions)	Within 1 Year	2-3 Years	4-5 Years	Beyond 5 Years	Total
Standby letters of credit	$100.5	$44.6	$7.7	$30.5	$183.3
Surety bonds	53.8	15.7	1.1	0.5	71.1
Other commercial commitments	—	—	—	—	—

We expect to satisfy these commitments through performance under our contracts.

PENSION AND POSTRETIREMENT BENEFITS OBLIGATIONS

We sponsor several defined benefit pension plans and postretirement health care plans. Our recorded liability for these plans was $274 million at December 31, 2003 and $277 million at December 31, 2002. Determination of the value of the pension and postretirement benefits liabilities is based on actuarial valuations. Inherent in these valuations are key assumptions, regarding discount rates, life expectancy, expected return on plan assets and assumed rates of increase in wages and in health care costs. Current market conditions, including changes in rates of returns, interest rates and medical inflation rates, are considered in selecting these assumptions. Changes in the related pension and postretirement benefit costs may occur in the future due to changes in the assumptions used and changes resulting from fluctuations in the number of plan participants.

    We expect to fund contributions to the plans from operating cash flows. Primarily as a result of stronger market performance of pension plan assets in 2003, we reduced our minimum pension liability by $7.7 million, whereas in 2002 and 2001 as a result of an increase in the number of plan participants and poor investment performance, we increased our minimum pension liability by $42.9 million and $16.2 million, net of tax effects, respectively. Additionally, we expect to contribute between $12 million and $17 million into our qualified U.S. pension plan during 2004, although we could contribute as much as $67 million.

    Because many of the non-U.S. plans are unfunded, as permitted by local law, the range of contributions is more difficult to pinpoint. Nonetheless, we expect to contribute approximately $8 million to these plans during 2004, based on prevailing exchange rates at December 31, 2003.

    We are still gathering consolidated information regarding our aggregate non-U.S. plans, for purposes of determining the impact of alternative actuarial assumptions to the amounts reported in the consolidated financial statements. However, the following provides a sensitivity analysis of alternative assumptions on the U.S. pension and postretirement plans, which represent our most significant obligations.

Effect Of Discount Rate Changes And Constancy Of Other Assumptions

(Amounts in millions)	Increase of 0.5%	Decrease of 0.5%

U.S. defined benefit pension plans:
Effect on pension expense	(0.4)	0.4
Effect on Projected Benefit Obligation	(8.8)	9.5
Post-retirement medical plan:
Effect on postretirement medical expense	(0.2)	0.2
Effect on Projected Benefit Obligation	(3.7)	3.9

Effect Of Changes In The Expected Return On Assets And Constancy Of Other Assumptions

(Amounts in millions)	Increase of 0.5%	Decrease of 0.5%

U.S. defined benefit pension plans:
Effect on pension expense	(1.0)	1.0
Effect on Projected Benefit Obligation	—	—
Post-retirement medical plan:	—	—
Effect on postretirement medical expense	—	—
Effect on Projected Benefit Obligation	—	—

OUR CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis is based on our consolidated financial statements and related footnotes contained within this 10-K filing. Our more critical accounting policies used in the preparation of the consolidated financial statements are discussed below.

    Based on a critical assessment of accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our consolidated financial statements provide meaningful and fair perspective. This is not to suggest that other general risk factors, such as changes in worldwide demand, changes in material costs, performance of acquired businesses and others, could not adversely impact our consolidated financial position, results of operations and cash flows in future periods.

    The process of preparing financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of estimates and assumptions to determine reported amounts of certain assets, liabilities, revenues and expenses and the disclosure of related contingent assets and liabilities. These estimates and assumptions are based upon the best information available at the time of the estimates or assumptions, including our historical experience, where relevant. The estimates and assumptions could change materially as conditions change within and beyond our control. Accordingly, actual results could differ materially from those estimates. The most significant estimates made by management include revenue recognition, allowance for doubtful accounts, reserves for excess and obsolete inventories, deferred tax asset valuation, restructuring reserves, legal and environmental accruals, warranty accruals, pension and postretirement benefits obligations ("PBO") and valuation of goodwill, indefinite-lived intangible assets and other long-lived assets. The significant estimates are reviewed quarterly with our Audit/Finance Committee of the Board of Directors. The following is a discussion of the critical accounting policies and the related management estimates and assumptions necessary in determining the value of related assets or liabilities. For a detailed discussion on the application of our accounting policies, see Note 1 in the consolidated financial statements.

Revenue Recognition

Revenues for products and short-term contracts are recognized based on the shipping terms agreed to with the customer and fulfillment of all but inconsequential or perfunctory actions required, which is the point of title transfer, unless the customer order requires formal acceptance under which circumstances revenue is not recognized until formal acceptance has been received. Revenue on service contracts is recognized after the services have been rendered and accepted by the customer. All revenue for products, short-term projects and service contracts require, prior to recognition, the persuasive evidence of an arrangement, a fixed or determinable sales price and reasonable assurance of collectibility.

    Revenue for longer-term contracts (defined as contracts longer than nine-months in duration where reasonably reliable estimates of cost can be made, with contract values over $750,000 and progress billings from the customer) are recorded on the percentage of completion method calculated on a cost-to-cost basis. We utilized percentage of completion revenue recognition for approximately 5-10% of consolidated revenues. This method of revenue recognition requires us to prepare estimates of costs to complete contracts in progress. In making such estimates, we make judgments to evaluate contingencies such as potential variances in scheduled delivery and the cost of materials, labor costs and productivity, the impact of change orders, liability claims, contract disputes, or achievement of contractual performance standards. Changes in total estimated contract costs and losses, if any, are recognized in the period they are determined.

    In certain instances, we provide guaranteed completion dates and/or achievement of other performance criteria. Failure to meet schedule or performance guarantees or increases in contract costs can result in unrealized incentive fees or non-recoverable costs, which could exceed revenues realized from the project. In such instances, we might be required to record reserves to cover such excesses, which would adversely affect our results of operation and financial position.

Allowance For Doubtful Accounts

We establish an allowance for doubtful accounts based on estimates of the amount of uncollectible accounts receivable. The amount of the allowance is determined based upon the aging of the receivable, customer credit history, customer disputes, outstanding industry and market segment information, economic trends and conditions, credit reports and customer financial condition. We consider our historical collection history and specifically known uncollectible accounts in establishing our allowance. Customer credit issues, customer bankruptcies, general economic conditions or other matters largely beyond our control can affect the collectibility of our accounts receivable. If our customers' financial conditions worsened or if customer disputes increased beyond levels currently provided for, we might be required to incur additional write-offs, which would adversely impact our results of operation, cash flows and financial position.

    Our credit risk may be mitigated by our large number of customers across many different geographic regions. We currently have a credit insurance policy for our European subsidiaries, whereby we generally receive funds from the third party insurer, net of deductible, in instances where customers covered by this policy are unable to pay. We periodically evaluate the creditworthiness of the credit insurer.

Inventories

Inventories are stated at the lower of cost or market. We determine cost for U.S. inventories by the last-in, first-out (LIFO) method and for other inventories by the first-in, first-out (FIFO) method. We estimate the market value of our inventory based on an assessment of recent sales prices, and provide for excess and obsolete inventories determined by historical usage and estimated future demand and related pricing. In determining excess quantities, we consider recent sales activity, related margins and market positioning of our products. These estimates are generally not subject to significant volatility, due to the long life cycles of our product lines, except for product rationalizations generally associated with acquisition integration programs. However, factors beyond our control such as demand levels, technological advances and pricing competition could change from period to period. If such factors had an adverse effect on us, we might be required to reduce the value of our inventory, which would adversely affect our results of operations, cash flows and financial position.

Deferred Tax Asset Valuation

We recognize valuation allowances to reduce the carrying value of deferred tax assets to amounts that we expect are more likely than not to be realized. Our valuation allowances primarily relate to the deferred tax assets established for certain tax credit carryforwards and net operating and capital loss carryforwards for U.S. and non-U.S. subsidiaries. We evaluate the realizability of our deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. We assess such factors as our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets in determining the sufficiency of our valuation allowances. Failure to achieve forecasted taxable income in the applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in our effective tax rate on future earnings.

Restructuring Reserves

Restructuring reserves may be established in conjunction with an acquisition in circumstances where we intend to reorganize the Company or the acquired business. Such reserves reflect many estimates including costs pertaining to employee separation, settlements of contractual obligations and other matters associated with exiting a facility. Under current accounting rules, restructuring costs related to facilities and employees of an acquired business generally become a component of goodwill, whereas restructuring costs associated with exiting an existing Flowserve facility are recorded as restructuring expense in the statement of operations. We assess the reserve requirements for each restructuring plan quarterly based on information gathered during due diligence regarding the restructured business assets and liabilities and our own prior experiences. Uncertainty exists in both the information gathered about the restructured business and the costs necessary to restructure and integrate the operations. If additional costs prove necessary, we may be required to recognize additional expense, which could adversely impact our results of operations and financial position.

Legal And Environmental Accruals

The costs relating to legal and environmental liabilities are estimated and liabilities recorded when it is both probable that a loss has been incurred and such loss is estimable. We have a formal process for assessing the facts and recording any required reserves on a case-by-case basis. Assessments of legal and environmental reserves are based on information obtained from our independent and in-house experts including recent legal decisions and loss experience in similar situations. The recorded legal reserves are susceptible to changes, due to new developments regarding the facts and circumstances of each matter, changes in political environments, legal venue and other factors. Recorded environmental reserves could change based on further analysis of our properties, technological innovation and regulatory environment changes.

Warranty Accruals

Warranty obligations are based upon product failure rates, materials usage and service costs. We estimate warranty provisions based upon an analysis of all identified or expected claims and an estimate of the cost to resolve those claims. The estimates of expected claims are generally a factor of historical claims and known product issues. Changes in claim rates, differences between actual and expected warranty costs and facility rationalization activities could impact warranty obligation estimates, which might have adverse effects to our results of operations and financial position.

Pension And Postretirement Benefits Obligations

Determination of the value of our pension and postretirement benefits liabilities is based on actuarial valuations. Inherent in these valuations are key assumptions which are assessed annually in the fourth quarter and which include:

•
discount rates;
•
expected return on plan assets for funded plans;
•
life expectancy of participants;
•
assumed rate of wage increases; and
•
assumed rate of health care cost increases.

    We evaluate, in conjunction with our professional advisors, prevailing market conditions in countries where plans are maintained, including appropriate rates of return, interest rates and medical inflation rates. Specifically for our U.S. plan, we assess such market factors as changes in the cash balance interest crediting rate, borrowing rates for investment grade corporate and industrial companies, assumptions used by Fortune 500 companies, our actual wage increases in recent years, expected rates of return for each targeted asset class held by the plans and return premiums generated by active investment management. For the non-U.S. plans, we perform similar analyses, but also factor in local laws and requirements. We also compare our significant assumptions with our peers and discuss our key assumptions, prior to their incorporation into actuarial calculations, with the Audit/Finance Committee of the Board of Directors. We evaluate the funded status of each retirement plan using current assumptions and determine the appropriate funding level considering applicable regulatory requirements, tax deductibility, reporting considerations, cash flow requirements and other factors.

Valuation Of Goodwill, Indefinite-Lived Intangible Assets And Other Long-Lived Assets

Our business acquisitions typically generate goodwill and other intangible assets, which affect prospective amortization expense and possible impairment expense we might incur. We test the value of goodwill and indefinite-lived intangible assets for impairment annually in the fourth quarter or whenever events or circumstances indicate such assets may be impaired. The test involves significant judgment in estimating projections of fair value generated through future performance of each of the reporting units, which correlate to our operating segments. In calculating the fair value of the reporting units, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and market data used in discounting those cash flows. Inherent uncertainties exist in determining and applying such factors. The net realizable value of other long-lived assets, including property, plant and equipment, is reviewed periodically, when indicators of potential impairments are present, based upon an assessment of the estimated future cash flows related to those assets, utilizing methodologies similar to that for goodwill and indefinite-lived assets. Additional considerations related to our long-lived assets include expected maintenance and improvements, changes in expected uses and ongoing operating performance and utilization.

    Due to uncertain market conditions and potential changes in strategy and product portfolio, it is possible that forecasts used to support asset carrying values may change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition. If the fair values are less than our estimates, our assets could require a change, which would adversely impact our results of operations and financial position.

BUSINESS OUTLOOK FOR 2004

While we remain optimistic about our markets and our performance over the long-term, our outlook for 2004 remains cautious. The economic forecasts for many of our markets are expected to improve. However, the rate and amount of improvement, market share and the mix of our business can impact our revenues and bookings in 2004. For additional discussion on our markets, reference the Overview section on page 16 of this Management's Discussion and Analysis. As a result of these factors, our revenues are expected to increase slightly from 2003, absent currency fluctuations. Our operating income in 2004 should benefit from a number of operational improvement programs including procurement and continuous process improvement initiatives as well as other operational improvements in several of our facilities. However, partially offsetting the benefits will be higher wage and benefit costs due to inflation and higher accruals associated with performance incentive programs, which were negligible in 2003.

    Operating income could be impacted by changes in demand in our served markets. In particular, increased demand for chemical or general industrial products, generally our quick turnaround and historically more profitable products, could improve our product mix and result in improved profitability. Additionally, increased demand in the Middle East, most notably Iraq, could improve our profitability. In addition, accelerated implementation of our end user strategy could positively improve demand and resultant profitability. Conversely, declines in any of our markets could result in lower levels of profitability. If we are not able to adequately offset material cost increases either through other material cost savings or through price increases, our profitability will be adversely impacted.

    We do not expect to incur integration or restructuring expense in 2004, which amounted to $22.6 million pretax in 2003. At December 31, 2003, 49% of our debt was floating rate debt. We expect to evaluate opportunities to reduce the amount of floating interest rate debt in 2004 to reduce potential volatility in rates, which could negatively impact our effective interest rate. As a result, interest expense could be at the 2003 level despite additional planned debt reductions.

    We expect our effective tax rate to be between 35% and 37% in 2004, although it is dependent upon the mix of earnings between our domestic and international locations, our tax planning strategies and our ability to utilize foreign tax credits.

    If these factors occur as we have described, we expect that net earnings and earnings per share should improve in 2004.

    We expect to generate sufficient cash from operations to fund our business, capital expenditures, pension plan contribution obligations and pay down debt at a level greater than the mandatory requirement through improved earnings and working capital. We expect to improve working capital utilization as we reduce the days sales outstanding and increase inventory turns. However, the amount of cash generated from working capital could be dependent on the level of revenues and other factors. Working capital requirements will change as our revenue changes, despite expected improvement in its utilization. Capital expenditures in 2004 will be focused on new product development, information technology infrastructure and cost reduction opportunities and should be about $35 million before consideration of any acquisition activity. While current pension regulations allow us significant latitude in the amount of contributions, we currently anticipate that our contributions to our qualified U.S. defined pension plan will be between $12 million and $17 million. Our mandatory debt payments in 2004 are $66 million, however we anticipate reducing our debt by approximately $125 million. Based upon this outlook, we expect to comply with our bank covenants including step-downs in the required leverage ratio, which begin in the third quarter of 2004, and step-ups in interest coverage ratio which begin in the first quarter of 2004. Further information regarding our debt covenants is presented in the Financing section of Liquidity and Capital Resources in this Item 7.

ACCOUNTING DEVELOPMENTS

Pronouncements Implemented

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Generally, this pronouncement requires companies to recognize the fair value of liabilities for retiring their facilities at the point that legal obligations associated with their retirement are incurred, with an offsetting increase to the carrying value of the facility. The expense associated with the retirement becomes a component of a facility's depreciation, which is recognized over its useful life. We adopted SFAS No. 143 on January 1, 2003; however, the adoption did not have a significant effect on our consolidated financial position or results of operations due to limited abandonment and retirement obligations associated with our facilities.

    In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The most significant impact of SFAS No. 145 is to eliminate the requirement that gains and losses from debt extinguishment be classified as extraordinary items unless they are infrequent and unusual in nature. We adopted SFAS No. 145 on January 1, 2003 and have reclassified previously reported extraordinary items from 2002 and 2001, which relate to early extinguishment of debt, to become a component of earnings before income taxes.

    In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized initially at fair value when the liability is incurred. Under previous accounting rules, costs to exit or dispose of an activity were generally recognized at the date that the exit or disposal plan was committed to and communicated. We adopted SFAS No. 146 on January 1, 2003 to account for exit and disposal activities arising after that date. See Note 6 of the consolidated financial statements for a detailed discussion of our exit and disposal activities.

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation," which became effective for us upon its issuance. SFAS No. 148 provides three transition options for companies that account for stock-based compensation, such as stock options, under the intrinsic-value method to convert to the fair value method. SFAS No. 148 also revised the prominence and character of the disclosures related to companies' stock-based compensation. In complying with the new reporting requirements of SFAS No. 148, we elected to continue using the intrinsic-value method to account for qualifying stock-based compensation, as permitted by SFAS No. 148. However, we have included the disclosures prescribed by SFAS No. 148 within the consolidated financial statements.

    During November 2002, the FASB issued FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 generally requires a guarantor to recognize a liability for obligations arising from guarantees. FIN 45 also requires new disclosures for guarantees meeting certain criteria outlined in that pronouncement. The disclosure requirements of FIN 45 became effective for us at December 31, 2002 and were implemented as of that date. The recognition and measurement provisions of FIN 45 became effective on January 1, 2003 and have been implemented for guarantees issued after that date.

    In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting and reporting for derivative contracts, including hedges. The amendments and clarifications under SFAS No. 149 generally serve to codify the conclusions reached by the Derivatives Implementation Group, to incorporate other FASB projects on financial instruments, and to clarify other implementation issues. SFAS No. 149 became effective prospectively for our derivative contracts entered into or modified after June 30, 2003. The implementation of SFAS No. 149 had no material effect on our consolidated financial position or results of operations.

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 generally requires the recognition as liabilities in the balance sheet for obligations under financial instruments possessing both liability and equity characteristics, such as mandatorily redeemable instruments, obligations to repurchase equity shares by transferring assets and obligations to issue a variable number of shares. SFAS No. 150 became effective for us beginning July 1, 2003 at which time we had no instruments governed by the pronouncement to be incorporated into liabilities. Thus the implementation of SFAS No. 150 had no material effect on our consolidated financial position or results of operations.

    In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The revised pronouncement requires substantially more disclosures about pension and postretirement benefits, including information about plan assets, estimated prospective contribution levels, estimated prospective benefit payment levels and other items which the FASB believes will provide clarity to readers of the financial statements. Except for information regarding anticipated future benefit payments, for which the revision allows deferral, we have made the disclosures specified by SFAS No. 132, as revised.

Pronouncements Not Yet Implemented

In December 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," which addresses the consolidation of variable interest entities ("VIEs") by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE. We believe we have no interests in VIEs that will require disclosure or consolidation under FIN 46, and therefore expect its implementation to have no significant effect on our results of operations or financial position.

    During December 2003, the Medicare Prescription Drug, Improvement and Modernization Act Of 2003 (the "Act") was enacted in the U.S. The Act generally permits plan sponsors that provide retiree prescription drug benefits that are "actuarially equivalent" to the benefits of Medicare Part D to be eligible for a non-taxable federal subsidy. As permitted by FASB Staff Position No. (FSP) 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," we have elected to defer accounting for any effects of the Act until December 31, 2004. We are evaluating the impact of the Act, including the emergence of specific authoritative guidance regarding the accounting treatment afforded the provisions of the Act, which could require us to change information previously reported.

    Although there are no other final pronouncements recently issued which we have not adopted and that we expect to impact reported financial information or disclosures, accounting promulgating bodies have a number of pending projects which may directly impact us. We continue to evaluate the status of these projects and as these projects become final, we will provide disclosures regarding the likelihood and magnitude of their impact, if any.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS ASSOCIATED WITH FINANCIAL INSTRUMENTS

We have market risk exposure arising from changes in interest rates and foreign currency exchange rate movements.

    We enter into forward contracts to hedge our risks associated with transactions denominated in foreign currencies. Our risk management and derivatives policy specify the conditions under which we may enter into derivative contracts. As of December 31, 2003 and 2002, we had approximately $75.1 million and $48.6 million, respectively, of notional amount in outstanding contracts with third parties. As of December 31, 2003, the maximum length of any forward contract currently in place was 17 months. The fair value of outstanding forward contracts at December 31, 2003 and 2002 was an asset of $5.4 million and $3.3 million, respectively.

    Also as part of our risk management program, we enter into interest rate swap agreements to hedge our exposure to floating interest rates on certain portions of our debt. As of December 31, 2003 and 2002, we had $215.0 million and $125.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties. As of December 31, 2003, the maximum length of any interest rate contract currently in place was approximately three years. At December 31, 2003 and 2002, the fair value of the interest rate swap agreements was a liability of $7.6 million and $9.8 million, respectively.

    We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under forward contracts and interest rate swap agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.

    Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our credit facility, which bears interest based on floating rates. At December 31, 2003, after the effect of interest rate swaps, we had approximately $462.7 million of variable rate debt obligations outstanding with a weighted average interest rate of 3.9%. A hypothetical change of 100-basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by approximately $4.6 million for 2003.

    We employ a foreign currency hedging strategy to minimize potential losses in earnings or cash flows from unfavorable foreign currency exchange rate movements. These strategies also minimize potential gains from favorable exchange rate movements. Foreign currency exposures arise from transactions, including firm commitments and anticipated transactions, denominated in a currency other than an entity's functional currency and from foreign-denominated revenues and profits translated back into U.S. dollars. Based on a sensitivity analysis at December 31, 2003, a 10% adverse change in the foreign currency exchange rates could impact our results of operations by $6.1 million.

    An analysis of the estimated impact by currency follows:

Currency	Net Impact on Income

Euro	$1.3
British pound	0.2
Canadian dollar	0.3
Mexican peso	0.5
Argentinean peso	0.3
Indian rupee	0.7
Brazilian real	0.2
Singapore dollar	0.2
Swiss franc	1.3
Swedish krona	0.3
Venezuelan Bolivar	0.2
Other	0.6

Total	$6.1

    We adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001. In accordance with the transition provisions of SFAS 133, we recorded a net $0.8 million cumulative-effect adjustment in other comprehensive income representing the fair value of hedging instruments as of January 1, 2001 after deferred tax of $0.5 million.

    Hedging related transactions, recorded to other comprehensive income (expense), net of deferred taxes, are summarized below:

	Other Comprehensive Income (Expense)
(Amounts in thousands)	2003(1)	2002(1)	2001(1)

Recognize fair value at January 1, 2001:
Interest rate swap agreements	$—	$—	$(1,355)
Forward contracts	—	—	2,195
Reclassification to earnings for settlements during the year:
Interest rate swap agreements	3,014	4,336	1,205
Forward contracts	(2,074)	177	660
Change in fair value:
Interest rate swap agreements	(1,574)	(6,603)	(3,790)
Forward contracts	1,523	1,929	(3,060)

Year ended December 31	$889	$(161)	$(4,145)

(1)
Utilizing an income tax rate of approximately 37% comprised of the effective rates in each taxing jurisdiction.

    The following amounts net of deferred taxes represent the expected recognition into earnings for hedging contracts:

(Amounts in millions)	Interest Rate Swap	Forward Contracts	Total

2004	$(2.6)	$3.3	$0.7
2005	(1.4)	0.1	(1.3)
2006	(1.0)	—	(1.0)
2007	—	—	—
2008

Thereafter	—	—	—

Total	$(5.0)	$3.4	$(1.6)

    We incurred foreign currency translation gains (losses) of $36.8 million in 2003, $23.3 million in 2002 and $(40.1) million in 2001. The currency gains in 2003 and 2002 primarily reflect strengthening of the Euro versus the U.S. dollar. The currency losses in 2001 were the result of a general strengthening of the U.S. dollar versus the Euro and other currencies of our foreign subsidiaries.

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

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income/(loss), shareholders' equity and cash flows present fairly, in all material respects, the financial position of Flowserve Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002 and adopted Statement of Financial Accounting Standards No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" on January 1, 2003.

/s/ PricewaterhouseCoopers LLP
Dallas, Texas
April 26, 2004

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(Amounts in thousands, except per share data)	2003	2002	2001

Sales	$2,404,371	$2,251,148	$1,917,332
Cost of sales	1,681,950	1,573,478	1,313,790

Gross profit	722,421	677,670	603,542
Selling, general and administrative expense	539,782	477,433	411,338
Integration expense	19,768	16,179	63,043
Restructuring expense	2,879	4,347	(1,208)

Operating income	159,992	179,711	130,369
Interest expense	(84,206)	(95,480)	(119,636)
Interest income	3,985	2,548	1,508
Loss on debt repayment and extinguishment	(1,346)	(11,237)	(24,974)
Other (expense) income, net	(4,590)	(3,241)	1,656

Earnings (loss) before income taxes	73,835	72,301	(11,077)
Provision (benefit) for income taxes	20,947	26,804	(589)

Net earnings (loss)	$52,888	$45,497	$(10,488)

Net earnings (loss) per share:
Basic	$0.96	$0.88	$(0.27)
Diluted	$0.96	$0.87	$(0.27)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Year ended December 31,
(Amounts in thousands)	2003	2002	2001

Net earnings (loss)	$52,888	$45,497	$(10,488)
Other comprehensive income (expense):
Foreign currency translation adjustments	36,827	23,267	(40,104)
Minimum pension liability effects, net of tax effects	7,706	(42,947)	(16,223)
Cash flow hedging activity, net of tax effects:
Cumulative effect of change in accounting for hedging transactions	—	—	840
Other hedging activity	889	(161)	(4,985)

Other comprehensive income (expense)	45,422	(19,841)	(60,472)

Comprehensive income (loss)	$98,310	$25,656	$(70,960)

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	December 31,
(Amounts in thousands, except per share data)	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$53,522	$49,245
Accounts receivable, net	499,873	490,423
Inventories, net	435,946	419,218
Deferred taxes	79,083	26,069
Prepaid expenses	22,610	29,544

Total current assets	1,091,034	1,014,499
Property, plant and equipment, net	440,324	463,698
Goodwill	871,466	842,621
Other intangible assets, net	167,282	176,497
Other assets, net	230,547	119,747

Total assets	$2,800,653	$2,617,062

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$262,553	$233,505
Accrued liabilities	283,538	234,262
Long-term debt due within one year	66,492	38,610
Deferred taxes	20,075	4,935

Total current liabilities	632,658	511,312
Long-term debt due after one year	879,766	1,055,748
Retirement benefits and other liabilities	467,481	328,719
Commitments and contingencies
Shareholders' equity:
Serial preferred stock, $1.00 par value, 1,000 shares authorized, no shares issued	—	—
Common shares, $1.25 par value	72,018	72,018
Shares authorized—120,000
Shares issued—57,614
Capital in excess of par value	477,443	477,635
Retained earnings	442,973	390,085

	992,434	939,738
Treasury stock, at cost—2,775 and 2,794 shares	(62,575)	(63,809)
Deferred compensation obligation	7,445	7,332
Accumulated other comprehensive loss	(116,556)	(161,978)

Total shareholders' equity	820,748	721,283

Total liabilities and shareholders' equity	$2,800,653	$2,617,062

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	2003		2002		2001
(Amounts in thousands)	Shares	Amount	Shares	Amount	Shares	Amount

COMMON SHARES
Beginning balance—January 1	57,614	$72,018	48,414	$60,518	41,484	$51,856
Sale of common shares	—	—	9,200	11,500	6,930	8,662

Ending balance—December 31	57,614	$72,018	57,614	$72,018	48,414	$60,518

CAPITAL IN EXCESS OF PAR VALUE
Beginning balance—January 1		$477,635		$211,113		$65,785
Stock activity under stock plans		(192)		90		(32)
Sale of common shares		—		264,032		145,360
Tax benefit associated with the exercise of stock options		—		2,400		—

Ending balance—December 31		$477,443		$477,635		$211,113

RETAINED EARNINGS
Beginning balance—January 1		$390,085		$344,588		$355,076
Net earnings (loss)		52,888		45,497		(10,488)

Ending balance—December 31		$442,973		$390,085		$344,588

TREASURY STOCK
Beginning balance—January 1	(2,794)	$(63,809)	(3,622)	$(82,718)	(4,048)	$(92,545)
Stock activity under stock compensation plans	28	665	761	17,260	502	11,389
Other activity	(9)	569	67	1,649	(76)	(1,562)

Ending balance—December 31	(2,775)	$(62,575)	(2,794)	$(63,809)	(3,622)	$(82,718)

DEFERRED COMPENSATION OBLIGATION
Beginning balance—January 1		$7,332		$8,260		$6,544
Increases to obligation for new deferrals		473		769		2,026
Compensation obligations satisfied		(360)		(1,697)		(310)

Ending balance—December 31		$7,445		$7,332		$8,260

ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning balance—January 1		$(161,978)		$(142,137)		$(81,665)
Foreign currency translation adjustments		36,827		23,267		(40,104)
Retirement plan adjustments		7,706		(42,947)		(16,223)
Hedging transactions		889		(161)		(4,145)

Ending balance—December 31		$(116,556)		$(161,978)		$(142,137)

TOTAL SHAREHOLDERS' EQUITY
Beginning balance—January 1	54,820	$721,283	44,792	$399,624	37,436	$305,051
Net changes in shareholders' equity	19	99,465	10,028	321,659	7,356	94,573

Ending balance—December 31	54,839	$820,748	54,820	$721,283	44,792	$399,624

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(Amounts in thousands)	2003	2002	2001

Cash flows—Operating activities:
Net earnings (loss)	$52,888	$45,497	$(10,488)
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
Depreciation	62,162	56,747	48,891
Amortization	10,459	8,566	24,964
Amortization of prepaid financing fees and discount	4,971	5,149	6,736
Write-off of unamortized prepaid financing fees and discount	1,346	5,842	7,654
Other direct costs of long-term debt repayment	—	5,700	17,320
Net loss (gain) on the disposition of fixed assets	17	(1,723)	(783)
Impairment of assets	163	—	679
Change in assets and liabilities, net of acquisitions:
Accounts receivable	30,848	76,731	15,780
Inventories	14,827	29,525	(44,597)
Prepaid expenses	5,193	17,314	(17,022)
Other assets	3,890	(12,669)	(9,557)
Accounts payable	14,944	(5,367)	(2,186)
Accrued liabilities	23,212	(26,685)	(54,886)
Retirement benefits and other liabilities	(9,736)	36,883	(12,509)
Net deferred taxes	(31,165)	7,342	(17,745)

Net cash flows provided (used) by operating activities	184,019	248,852	(47,749)

Cash flows—Investing activities:
Capital expenditures	(28,788)	(30,875)	(35,225)
Cash received for disposals of assets	2,207	8,720	8,723
Payments for acquisitions, net of cash acquired	—	(535,067)	(1,685)

Net cash flows used by investing activities	(26,581)	(557,222)	(28,187)

Cash flows—Financing activities:
Net (repayments) borrowings under lines of credit	—	(70,000)	70,000
Proceeds from long-term debt	—	795,306	420
Payments on long-term debt	(164,000)	(683,923)	(155,580)
Payment of prepaid financing fees	(1,767)	(6,080)	—
Other direct costs of long-term debt repayment	—	—	(17,320)
Proceeds from issuance of common stock	—	275,925	154,019
Net proceeds from stock option activity	—	16,850	7,999

Net cash flows (used) provided by financing activities	(165,767)	328,078	59,538
Effect of exchange rate changes	12,606	8,037	(4,443)

Net change in cash and cash equivalents	4,277	27,745	(20,841)
Cash and cash equivalents at beginning of year	49,245	21,500	42,341

Cash and cash equivalents at end of year	$53,522	$49,245	$21,500

Income taxes paid (net of refunds)	$37,728	$4,895	$15,444
Interest paid	$78,662	$87,923	$125,190

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in thousands, except per share data)

NOTE 1:    SIGNIFICANT ACCOUNTING POLICIES AND ACCOUNTING DEVELOPMENTS

We produce engineered and industrial pumps, industrial valves, control valves, nuclear valves, valve actuation and precision mechanical seals, and provide a range of related flow management services worldwide, primarily for the process industries. Equipment manufactured and serviced by us is predominantly used in industries that deal with difficult-to-handle and corrosive fluids as well as environments with extreme temperatures, pressure, horsepower and speed. Our businesses are affected by economic conditions in the U.S. and other countries where our products are sold and serviced, by the cyclical nature of the petroleum, chemical, power, water and other industries served, by the relationship of the U.S. dollar to other currencies, and by the demand for and pricing of customers' products.

Principles Of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. Intercompany profits, transactions and balances have been eliminated. Investments in unconsolidated affiliated companies, which represent all non-majority ownership interests, are carried on the equity basis, which approximates our equity interest in their underlying net book value.

Basis Of Comparison

Certain amounts in 2002 and 2001 have been reclassified to conform with the 2003 presentation.

Use Of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of estimates and assumptions to determine reported amounts of certain assets, liabilities, revenues and expenses. The most significant estimates made by management include its:

  •
  revenue recognition for long-term contracts,

  •
  allowance for doubtful accounts;

  •
  reserve for excess and obsolete inventories;

  •
  deferred tax asset valuation allowances and tax reserves;

  •
  restructuring and integration expense;

  •
  legal and environmental accruals;

  •
  warranty accruals;

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

Allowance For Doubtful Accounts And Credit Risk

Accounts receivable are stated net of the allowance for doubtful accounts of $18,572, $21,010 and $20,800 at December 31, 2003, 2002 and 2001, respectively.

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

    Credit risk may be mitigated by the large number of customers in our customer base across many different geographic regions and an analysis of the creditworthiness of such customers. Additionally, we currently have a credit insurance policy for our European subsidiaries. Under the policy, we generally receive funds from the third party insurer, net of deductible, in instances where customers covered by the policy are unable to pay.

    As of December 31, 2003, 2002 and 2001, we do not believe that we have any significant concentrations of credit risk.

Inventories

Inventories are stated at the lower-of-cost or market. Cost is determined for U.S. inventories by the last-in, first-out (LIFO) method and for other inventories by the first-in, first-out (FIFO) method. Reserves for excess and obsolete inventories are based upon our assessment of market conditions for our products determined by historical usage and estimated future demand. These estimates are generally not subject to significant volatility, except for product rationalizations generally associated with acquisition integration programs, due to the relatively long life cycle of our products.

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

Restructuring And Integration Expense

Restructuring and integration expenses are generally recognized in conjunction with an acquisition. Such expenses reflect many estimates including costs pertaining to employee separation, settlements of contractual obligations and other matters associated with exiting a facility. Restructuring costs related to facilities and employees of an acquired business generally become a component of goodwill, whereas non-acquisition related restructuring costs are recorded as restructuring expense in the statement of operations. Integration costs are always recognized as a reduction to the results of operations. Reserves created for each restructuring plan are assessed quarterly and susceptible to adjustment due to revisions of cost estimates and other changes in planned restructuring activities. Prior to January 1, 2003, we recognized restructuring expenses when the related restructuring plans had been both approved and communicated to affected employees. Subsequent to January 1, 2003, we record restructuring reserves as the related liability is incurred, as required under Statement of Financial Accounting Standards (SFAS)

No. 146, which we adopted on January 1, 2003. Integration expenses are recognized as incurred for all periods presented.

Warranty Accruals

Warranty obligations are based upon product failure rates, materials usage and service delivery costs. We estimate warranty provisions based upon an analysis of all identified or expected claims and an estimate of the cost to resolve those claims. The estimates of expected claims are generally a factor of historical claims. Changes in claim rates, differences between actual and expected warranty costs and facility rationalization activities could impact warranty obligation estimates.

Insurance Accruals

Insurance accruals are recorded based upon an analysis of our claim loss history, insurance deductibles, policy limits and other factors. The estimates are based upon information received from the insurance company adjusters. Changes in claims and differences between actual and expected claim losses could impact the accrual in the future.

Pension And Postretirement Benefits Obligations

Determination of the value of the pension and postretirement benefits liabilities is based on estimates made by management in consultation with independent actuaries. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets, life expectancy and assumed rate of increase in wages or in health care costs. Current market conditions, including changes in rates of returns, interest rates and medical inflation rates, are considered in selecting these assumptions. Changes in the related pension and postretirement benefit costs may occur in the future due to changes in the assumptions used and changes resulting from fluctuations in our relative headcount.

Valuation Of Goodwill, Indefinite-Lived Intangible Assets And Other Long-Lived Assets

The value of goodwill and indefinite-lived intangible assets is tested for impairment annually in the fourth quarter or whenever events or circumstances indicate such assets may be impaired. The test involves significant judgment in estimating projections of fair value generated through future performance of each of our reporting units which correlate to our operating segments. We consider each of our operating segments to constitute a business with discrete financial information that management regularly reviews. The net realizable value of other long-lived assets, including property, plant and equipment, is reviewed periodically, when indicators of potential impairments are present, based upon an assessment of the estimated future cash flows related to those assets.

    Due to uncertain market conditions and potential changes in strategy and product portfolio, it is possible that forecasts used to support asset carrying values may change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.

    We adopted SFAS No. 142 on January 1, 2002. As a result, we ceased amortizing goodwill. See Note 2 for further analysis of the impact of adopting SFAS No. 142 on the reported results of operations for 2001.

Foreign Currency Translation

Assets and liabilities of our foreign affiliates are translated at current exchange rates, while income and expenses are translated at average rates for the period. Translation gains and losses are generally reported as a component of accumulated other comprehensive income or loss.

    Transaction and translation gains and losses arising from intercompany balances are reported as a component of accumulated other comprehensive income or loss when the underlying transaction stems from a long-term equity investment or from debt designated as not due in the foreseeable future. Otherwise, we recognize transaction gains and losses arising from intercompany transactions as a component of income. Where intercompany balances are not long-term investment related or not designated as due beyond the foreseeable future, we mitigate risk associated with transaction gains and losses by entering into forward exchange contracts. See Note 8 for further discussion of these contracts.

Stock-Based Compensation

At December 31, 2003, we have several stock-based employee compensation plans. We account for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Currently, no stock-based employee compensation cost is reflected in net earnings for stock option grants, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant.

    Awards of restricted stock are generally valued at the market price of our common stock on the grant date and recorded as unearned compensation within shareholder's equity. The unearned compensation is amortized to compensation expense over the vesting period of the restricted stock.

    The following table illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to all stock-based employee compensation, calculated using the Black-Scholes option-pricing model.

	Year ended December 31,
(Amounts in thousands, except per share amounts)	2003	2002	2001

Net earnings (loss), as reported	$52,888	$45,497	$(10,488)
Restricted stock compensation expense included in net earnings, net of related tax effects	399	472	842
Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(3,210)	(3,562)	(3,713)

Pro forma net earnings (loss)	$50,077	$42,407	$(13,359)
Earnings (loss) per share—basic
As reported	$0.96	$0.88	$(0.27)
Pro forma	$0.91	$0.82	$(0.35)
Earnings (loss) per share—diluted
As reported	$0.96	$0.87	$(0.27)
Pro forma	$0.91	$0.81	$(0.35)

    Because the determination of the fair value of stock options granted includes an expected volatility factor and because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects for future years. See Note 7 for additional discussion of the assumptions inherent in the calculation of stock-based employee compensation expense in the above table.

Business Combinations

All business combinations referred to in these financial statements used the purchase method of accounting, under which we allocate the purchase price to the identifiable tangible and intangible assets, recognizing goodwill when the purchase price exceeds fair value of such identifiable assets. Net assets of the companies acquired are recorded at their fair value at the date of acquisition and any excess of purchase price over fair value of the identifiable net assets is recorded as goodwill. SFAS No. 141 requires use of the purchase method for all business combinations completed after June 30, 2001.

Short-Term Investments

We place temporary cash investments with financial institutions and, by policy, invest in those institutions and instruments that have minimal credit risk and market risk. These investments, with an original maturity of three months or less when purchased, are classified as cash equivalents. They are highly liquid with principal values not subject to significant risk of change due to interest rate fluctuations.

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

    We employ a foreign currency hedging strategy to minimize potential losses in earnings or cash flows from unfavorable foreign currency exchange rate movements. These strategies also minimize potential gains from favorable exchange rate movements. Foreign currency exposures arise from transactions, including firm commitments and anticipated transactions, denominated in a currency other than an entity's functional currency and from foreign-denominated revenues and profits translated into U.S. dollars. The primary currencies to which we have exposure are the Euro, British pound, Canadian dollar, Mexican peso, Japanese yen, Singapore dollar, Brazilian real, Australian dollar, Argentinean peso and Venezuelan bolivar.

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

    We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value, cash flow or foreign currency hedges to (1) specific assets and liabilities on the balance sheet or (2) specific firm commitments or forecasted transactions. We also formally assess (both at the inception of the hedge and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods.

    We discontinue hedge accounting prospectively when:

  •
  the derivative no longer effectively offsets changes in the fair value or cash flows of a hedged item (such as firm commitments or forecasted transactions);

  •
  the derivative expires, terminates or is sold;

  •
  the forecasted transaction is not probable to occur; or

  •
  we determine that designating the derivative as a hedging instrument is no longer appropriate.

    When we discontinue hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remaining in accumulated other comprehensive income is reclassified into earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current period earnings.

Research And Development Expense

Research and development costs are charged to expense when incurred. Aggregate research and development costs were $25.3 million, $24.4 million and $23.4 million in 2003, 2002 and 2001, respectively.

Fair Values Of Financial Instruments

The carrying amounts of our financial instruments approximate fair value at December 31, 2003, except for our debt, which had a carrying value of $946 million and an estimated fair value of $990 million. The debt had a carrying value of $1,094 million and an estimated fair value of $1,119 million at December 31, 2002.

    We determine the fair value of our fixed rate debt by applying the open market discount or premium to the principal outstanding. We consider our variable rate debt to have fair values that approximate its carrying value, based upon an assessment of the underlying borrowing spreads.

Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	Year ended December 31,
(Amounts in thousands, except per share amounts)	2003	2002	2001

Net earnings (loss)	$52,888	$45,497	$(10,488)

Denominator for basic earnings per share—weighted average shares	55,139	51,836	38,719
Effect of potentially dilutive securities	111	357	611

Denominator for diluted earnings per share—weighted average shares adjusted for dilutive securities	55,250	52,193	39,330

Earnings (loss) per share:
Basic	$0.96	$0.88	$(0.27)
Diluted(1)	$0.96	$0.87	$(0.27)

(1)
The 2001 computation of diluted net loss per ordinary share was antidilutive, and therefore the amounts reported for basic and diluted net loss per ordinary share were the same.

    Options outstanding with an exercise price greater than the average market price of the common stock were not included in the computation of diluted earnings per share. The weighted average number of such options totaled 2,578,638 and 1,171,411 for 2003 and 2002, respectively.

Accounting Developments

Pronouncements Implemented

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Generally, this pronouncement requires companies to recognize the fair value of liabilities for retiring their facilities at the point that legal obligations associated with their retirement are incurred, with an offsetting increase to the carrying value of the facility. The expense associated with the retirement becomes a component of a facility's depreciation, which is recognized over its useful life. We adopted SFAS No. 143 on January 1, 2003; however, the adoption did not have a significant effect on our consolidated financial position or results of operations due to limited abandonment and retirement obligations associated with our facilities.

    In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The most significant impact of SFAS No. 145 is to eliminate the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items unless they are infrequent and unusual in nature. We adopted SFAS No. 145 on January 1, 2003 and have reclassified previously reported extraordinary items from 2002 and 2001, which relate to early extinguishment of debt, to become a component of earnings before income taxes.

    In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized initially at fair value when the liability is incurred. Under previous accounting rules, costs to exit or dispose of an activity were generally recognized at the date that the exit or disposal plan was committed to and communicated. We adopted SFAS No. 146 on January 1, 2003 to account for exit and disposal activities arising after that date. See Note 6 for a detailed discussion of our current exit and disposal activities.

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation," which became effective for us upon its issuance. SFAS No. 148 provides three transition options for companies that account for stock-based compensation, such as stock options, under the intrinsic-value method to convert to the fair value method. SFAS No. 148 also revised the prominence and character of the disclosures related to companies' stock-based compensation. In complying with the new reporting requirements of SFAS No. 148, we elected to continue using the intrinsic-value method to account for qualifying stock-based compensation, as permitted by SFAS No. 148. However, we have included the disclosures prescribed by SFAS No. 148 within the consolidated financial statements.

    During November 2002, the FASB issued FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 generally requires a guarantor to recognize a liability for obligations arising from guarantees. FIN 45 also requires new disclosures for guarantees meeting certain criteria outlined in that pronouncement. The disclosure requirements of FIN 45 became effective for us at December 31, 2002 and were implemented as of that date. The recognition and measurement provisions of FIN 45 became effective on January 1, 2003 and have been implemented for guarantees issued after that date.

    In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting and reporting for derivative contracts, including hedges. The amendments and clarifications under SFAS No. 149 generally serve to codify the conclusions reached by the Derivatives Implementation Group, to incorporate other FASB projects on financial instruments, and to clarify other implementation issues. SFAS No. 149 became effective prospectively for us for derivative contracts entered into or modified after June 30, 2003. The adoption had no material effect on our consolidated financial position or results of operations.

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 generally requires the recognition as liabilities in the balance sheet for obligations under financial instruments possessing both liability and equity characteristics, such as mandatorily redeemable instruments, obligations to repurchase equity shares by transferring assets and obligations to issue a variable number of shares. SFAS No. 150 became effective for us beginning July 1, 2003, at which time we had no instruments governed by the pronouncement to be incorporated into liabilities. Thus the implementation of SFAS No. 150 had no material effect on our consolidated financial position or results of operations.

    In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The revised pronouncement requires substantially more disclosures about pension and postretirement benefits, including information about plan assets, estimated prospective contribution levels, estimated prospective benefit payment levels and other items which the FASB believes will provide clarity to readers of the financial statements. Except for information regarding anticipated future benefit payments, for which the revision allows deferral, we have made the disclosures specified by SFAS No. 132, as revised.

Pronouncements Not Yet Implemented

In December 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," which addresses the consolidation of variable interest entities ("VIEs") by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE. We believe we have no interests in VIEs that will require disclosure or consolidation under FIN 46, and therefore expect its implementation to have no significant effect on our results of operation or financial position.

    During December 2003, the Medicare Prescription Drug, Improvement and Modernization Act Of 2003 (the "Act") was enacted in the U.S. The Act generally permits plan sponsors that provide retiree prescription drug benefits that are "actuarially equivalent" to the benefits of Medicare Part D to be eligible for a non-taxable federal subsidy. As permitted by FASB Staff Position No. (FSP) 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," we have elected to defer accounting for any effects of the Act until December 31, 2004. We are evaluating the impact of the Act, including the emergence of specific authoritative guidance regarding the accounting treatment afforded the provisions of the Act, which could require us to change information previously reported.

    Although there are no other final pronouncements recently issued which we have not adopted and that we expect to impact reported financial information or disclosures, accounting promulgating bodies have a number of pending projects which may directly impact us. We continue to evaluate the status of these projects and as these projects become final, we will provide disclosures regarding the likelihood and magnitude of their impact, if any.

NOTE 2:    GOODWILL AND OTHER INTANGIBLE ASSETS

On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 requires the cessation of systematic amortization of goodwill and indefinite-lived intangible assets, instead requiring impairment testing on at least an annual basis. Additionally, the amortization period of intangible assets is no longer limited to forty years.

    Under SFAS No. 142, impairment for goodwill and indefinite-lived intangibles is assessed at the reporting unit level annually and whenever events or circumstances indicate impairment may exist. We consider each of our three operating segments to constitute distinct reporting units and, therefore, assess impairment at the operating segment level. During the second quarter of 2002, we completed the required transitional impairment tests for goodwill and indefinite-lived intangible assets and determined these assets were not impaired. A similar test was conducted during the fourth quarters of 2003 and 2002, which also revealed no impairment to these assets. Amortization of goodwill, workforce intangible assets (which were reclassified to goodwill upon adoption of SFAS No. 142) and trademark intangible assets with indefinite useful lives totaled $19.7 million on a pretax basis for 2001.

    The following table reflects consolidated results for the years ended December 31, 2001 adjusted as though the implementation of SFAS No. 142 occurred on January 1, 2001:

(Amounts in thousands, except per share amounts)	Year ended December 31, 2001

Net loss, as reported	$(10,488)
Amortization of:
Goodwill	11,963
Workforce intangible assets	1,743
Trademarks	585

Adjusted net earnings	$3,803

Net loss per share, as reported	$(0.27)
Amortization of:
Goodwill	0.30
Workforce intangible assets	0.05
Trademarks	0.02

Adjusted net earnings per share	$0.10

    The following tables provide information about intangible assets:

		December 31, 2003					December 31, 2002
(Amounts in thousands, except years)	Useful Life (years)	Gross Amount	Change Due To Currency	Purchase Price Allocation	Gross Carrying Amount	Accumulated Amortization	Gross Amount	Change Due To Currency	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Engineering drawings(2)	10–22.5	$81,028	$811	$—	$81,839	$(13,205)	$79,985	$1,043	$81,028	$(8,452)
Distribution networks	15	13,700	—	—	13,700	(2,877)	13,700	—	13,700	(1,964)
Software	10	5,900	—	—	5,900	(2,013)	5,900	—	5,900	(1,423)
Patents	9.5–15.5	26,209	1,457	—	27,666	(5,497)	25,205	1,004	26,209	(3,024)
Other	3–40	8,065	22	—	8,087	(4,757)	8,050	15	8,065	(3,211)

		$134,902	$2,290	$—	$137,192	$(28,349)	$132,840	$2,062	$134,902	$(18,074)

Indefinite-lived intangible assets:
Trademarks(1)		$59,669	$2,056	$(3,286)	$58,439		$57,889	$1,780	$59,669

(1)
We recorded changes between trademarks and goodwill resulting from refinements in the purchase price allocation for the IFC acquisition during the allocation period of the transaction.

(2)
Engineering drawings represent the estimated value associated with specific product and component schematics. These assets have been recognized as a result of our acquisitions of IFC and IDP and have been valued based upon independent third party appraisals.

    As a result of the acquisition of IFC in May 2002, we acquired approximately $70.4 million of intangible assets. The amounts assigned to the acquired intangible assets arising from this acquisition are based on valuation studies prepared by third party experts and are summarized below:

Intangible Assets	Amount Acquired (millions)	Weighted Average Life (years)	Amortized

Engineering drawings	$17.6	10	Yes
Patents	$23.9	11	Yes
Other	$3.8	3	Yes
Trademarks	$25.1	Indefinite	No

    The following schedule outlines actual amortization recognized during 2003 and an estimate of future amortization based upon the intangible assets owned at December 31, 2003:

Amortization expense (in thousands):

Actual for year ending December 31, 2003	$10,459
Estimated for year ending December 31, 2004	$10,275
Estimated for year ending December 31, 2005	$9,324
Estimated for year ending December 31, 2006	$8,864
Estimated for year ending December 31, 2007	$8,829
Estimated for year ending December 31, 2008	$8,694
Thereafter	$62,857

    The changes in the carrying amount of goodwill for the years ending December 31, 2003 and 2002 are as follows:

(Amounts in thousands)	Flowserve Pump	Flow Solutions	Flow Control	Other	Total

Balance at December 31, 2001	$432,895	$21,929	$41,582	$19,469	$515,875
Reclassification of workforce intangible assets to goodwill	18,501	—	—	—	18,501
Acquisition (see Note 3)	—	—	297,361	—	297,361
Other reclassifications	8,671	4,784	4,828	(19,469)	(1,186)
Currency translation	2,479	2,799	6,792	—	12,070

Balance at December 31, 2002	462,546	29,512	350,563	—	842,621
Refinements to IFC purchase price	—	—	12,038	—	12,038
Currency translation	4,180	2,754	9,873	—	16,807

Balance at December 31, 2003	$466,726	$32,266	$372,474	$—	$871,466

    Other reclassifications include the allocation of previously unallocated goodwill to our reporting units and other reclassifications from intangible assets in connection with the implementation of SFAS No. 142.

NOTE 3: ACQUISITIONS

The operating results of Invensys plc's flow control division and Ingersoll-Dresser Pump Company have been included in the consolidated statement of operations from the date of acquisition. The purchase price for each acquisition has been allocated to assets acquired and liabilities assumed based on estimated fair value at the date of acquisition.

Invensys Flow Control

On May 2, 2002, we completed the acquisition of Invensys plc's flow control division (IFC) for a contractual purchase price of $535 million, subject to adjustment pursuant to the terms of the purchase and sale agreement. A reduction of $2.2 million was agreed to and settled during the fourth quarter of 2003, which yielded a final contractual purchase price of $532.8 million. The reduction related to the finalization of balances at the date of acquisition for cash, related party activity and tax payments. In addition, we incurred $6.1 million of costs associated with consummation of the acquisition including investment banking, legal, actuarial and accounting fees. The total purchase price including such costs was $538.9 million.

    IFC manufactures valves, actuators and associated flow control products, and provides us with a more balanced mix of revenue among pumps, valves and seals as well as a more diversified geographic and end market mix. We financed the acquisition and associated transaction costs with a combination of bank financing, as more fully described in Note 10, and net proceeds of approximately $276 million received from the issuance of 9.2 million common shares in April 2002.

    The table below reflects unaudited pro forma results as if the IFC acquisition had taken place at the beginning of 2002 and 2001, including estimated purchase accounting adjustments and financing costs. The non-recurring $5.2 million purchase accounting adjustment associated with the required write-up and subsequent sale of IFC inventory after acquisition has also been presented in the pro forma information for 2001 to reflect a theoretical acquisition date of January 1, 2001.

	Year ended December 31,
(Amounts in thousands, except per share amounts)	2002	2001

Net sales	$2,408,485	$2,442,026
Operating income	194,772	190,805
Net earnings	56,447	17,658
Net earnings per share—basic	1.09	0.46
Net earnings per share—diluted	1.08	0.45

    The pro forma information does not purport to represent what our results of operations actually would have been had such transactions or events occurred on the dates specified, or to project our results of operations for any future period.

    The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the IFC acquisition:

(Amounts in millions)

Current assets	$168
Non-current assets, excluding goodwill	186
Goodwill	309	(1)

Total assets acquired	$663

Current liabilities	$89	(2)
Non-current liabilities	35

Total liabilities assumed	$124

Net assets acquired	$539

(1)
Includes $123.5 million that we consider deductible for income tax purposes.

(2)
Represents $95 million of current liabilities reduced by $6.1 million of transaction costs incurred.

    We completed the purchase accounting allocation in the second quarter of 2003.

Ingersoll-Dresser Pump Company

In August 2000, we completed a $785.7 million cash acquisition of Ingersoll-Dresser Pump Company (IDP), a leading manufacturer of pumps with a diverse mix of pump products and customers with operations in 30 countries. The contractual purchase price of $775 million was increased by $10.7 million of acquisition costs, including investment banking, legal, actuarial, accounting and other costs. The acquisition was financed with a combination of senior secured term loans and issuance of senior subordinated notes. Upon closing of the transaction, our existing debt was refinanced into the new senior credit facility.

NOTE 4: FACTORING OF ACCOUNTS RECEIVABLE

Through certain European subsidiaries, we engage in non-recourse factoring of certain accounts receivable. The various agreements have different terms, including options for renewal, none of which extend beyond December 2005. Under our senior credit facility, such factoring is generally limited to $50 million, based on due date of the factored receivables.

    At December 31, 2003 and 2002, respectively, we had received, using end of period exchange rates, a U.S. dollar equivalent of approximately $24 million and $17 million, respectively, in cash from the factor under our most significant factoring program, which represents the factor's purchase of $30 million and $21 million of receivables, respectively. As of these dates, we established a receivable from the factor for $6 million and $4 million, respectively, to be recouped upon payment by the customer. In 2003, we recognized in selling, general and administrative expense approximately $0.9 million of loss in factoring receivables, which compares with a total loss of $0.3 in 2002.

    Additionally, we maintain numerous other individually less significant factoring programs. In the aggregate, the total cash received from the factoring of receivables under these agreements totaled $29 million and $17 at December 31, 2003 and 2002, respectively.

NOTE 5: INVENTORIES

Inventories are stated at lower of cost or market. Cost is determined for U.S. inventories by the last-in, first-out (LIFO) method and for other inventories by the first-in, first-out (FIFO) method.

    Inventories and the method of determining costs were:

	December 31,
(Amounts in thousands)	2003	2002

Raw materials	$115,982	$106,998
Work in process	241,099	220,835
Finished goods	238,196	246,130
Less: Progress billings	(85,946)	(80,943)
Less: Excess and obsolete reserve	(41,347)	(41,375)

	467,984	451,645
LIFO reserve	(32,038)	(32,427)

Net inventory	$435,946	$419,218

Percent of inventory accounted for by:
LIFO	52%	56%
FIFO	48%	44%

    Inventory balances were impacted by currency translation, which had the effect of increasing inventory by $32 million at December 31, 2003 compared with the comparable 2002 balance.

NOTE 6: RESTRUCTURING AND ACQUISITION RELATED CHARGES

Restructuring Costs—IFC

In conjunction with the IFC acquisition during 2002, we initiated a restructuring program designed to reduce costs and eliminate excess capacity by closing 18 valve facilities, including 10 service facilities, and reducing sales and related support personnel. Our actions, some of which were approved and committed to in 2002 with the remaining actions approved and committed to in 2003, are expected to result in a gross reduction of approximately 889 positions and a net reduction of approximately 662 positions. Net position eliminations represent the gross positions eliminated from the closed facilities offset by positions added at the receiving facilities, which are required to produce the products transferred into the receiving facilities.

    We established a restructuring program reserve of $11.0 million upon acquisition of IFC, and increased the reserve by a total of $9.6 million in the latter half of 2002. We recognized additional accruals of $4.5 million in 2003 for this program, primarily related to the closure of certain valve service facilities and the related reductions in workforce. Cash expenditures against the accrual were $4.2 million in 2002 and $11.6 million in 2003. The remaining accrual of $9.3 million reflects payments to be made in 2004 and beyond for severance obligations due to terminated personnel in Europe of $5.7 million as well as lease and other contract termination and exit costs of $3.6 million.

    Cumulative costs associated with the closure of Flowserve facilities of $7.2 million through December 31, 2003, have been recognized as restructuring expense in operating results, whereas cumulative costs associated with the closure of IFC facilities of $17.9 million, including related deferred taxes of $6.2 million, became part of the purchase price allocation of the transaction. The effect of these closure costs increased the amount of goodwill otherwise recognizable as a result of the IFC acquisition.

    The following illustrates activity related to the IFC restructuring reserve:

(Amounts in millions)	Severance	Other Exit Costs	Total

Balance created on June 5, 2002	$6.9	$4.1	$11.0
Additional accruals	6.9	2.7	9.6
Cash expenditures	(3.1)	(1.1)	(4.2)

Balance at December 31, 2002	$10.7	$5.7	$16.4
Additional accruals	3.8	0.7	4.5
Cash expenditures	(8.8)	(2.8)	(11.6)

Balance at December 31, 2003	$5.7	$3.6	$9.3

Integration Costs—IFC

During 2003 and 2002, we also incurred acquisition-related integration expense in conjunction with IFC, which is summarized below:

(Amounts in millions)	2003	2002

Personnel and related costs	$7.9	$8.4
Transfer of product lines	4.6	3.5
Asset impairments	4.2	0.8
Other	3.1	3.5

IFC integration expense	$19.8	$16.2

Cash expense	$15.6	$15.1
Non-cash expense	4.2	1.1

IFC integration expense	$19.8	$16.2

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

Remaining Restructuring and Integration Costs—IFC

We have largely completed restructuring and integration activities related to IFC, except for certain European activities. We expect to incur no additional restructuring and integration costs. Payments from the restructuring accrual will continue into 2004 and 2005 due to the timing of severance obligations in Europe.

Restructuring Costs—IDP

In August 2000, in conjunction with the IDP acquisition, we initiated an integration program designed to reduce costs and eliminate excess capacity by closing or significantly downsizing eight pump manufacturing facilities and eight service and repair facilities; closing IDP's former headquarters; and reducing redundant sales, administrative and related support personnel. These actions, approved and committed to in 2000, resulted in the gross reduction of 1,500 positions and a net reduction of 1,100 positions. Net positions reflect the gross positions eliminated from the closed facilities offset by positions added at the receiving facilities required to produce the products transferred into the receiving facilities. We completed IDP-related integration and restructuring activities during 2001, and substantially completed the expenditures thereunder as of December 31, 2002.

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

    The following illustrates activity related to the IDP restructuring reserve:

(Amounts in millions)	Severance	Other Exit Costs	Total

Balance at August 16, 2000	$46.0	$14.8	$60.8
Cash expenditures	(18.7)	(2.4)	(21.1)
Reclassification of long-term retirement benefits	(16.4)		(16.4)
Adjustment to accrual	7.6	—	7.6

Balance December 31, 2000	$18.5	$12.4	$30.9
Cash expenditures	(13.3)	(6.7)	(20.0)
Non-cash reductions	(2.1)	(0.4)	(2.5)
Adjustment to accrual	(0.7)	(2.2)	(2.9)

Balance at December 31, 2001	$2.4	$3.1	$5.5
Cash expenditures	(0.8)	(1.0)	(1.8)
Non-cash reductions	(1.6)	(2.1)	(3.7)

Balance at December 31, 2002	$—	$—	$—

    The majority of the funding of the restructuring activities was completed in 2002. Revisions to the accrual were recorded in 2000 and 2001 to reflect actual results and changes in estimates including an incremental accrual in 2000 required based upon updated actuarial information for postretirement and pension expense relating to finalization of union negotiations for closed facilities. Of the final adjustment of $2.9 million in 2001, $1.2 million related to our facilities and was reflected as negative restructuring expense and the remaining $1.7 million related to IDP facilities and was recorded as a reduction to goodwill. Non-cash reductions reflect reclassification from the restructuring accrual to post-retirement benefits and pension liabilities in 2000 and to other accrued liabilities in 2001 and 2002. Severance costs include costs associated with involuntary termination benefits, including enhancements to certain severed employees of long-term retirement benefits of $16.4 million, and costs related to exiting facilities that would provide no future benefit. Other exit costs of $12.6 million included $5.1 million of payroll and consulting costs to execute the closure program, $2.5 million of facility clean-up costs including environmental, $2.1 million relocation costs for IDP personnel, $1.7 million of cost to physically dispose of patterns and equipment and $1.2 million of other costs including lease termination and legal costs.

Integration Costs—IDP

During 2001, we incurred integration expense as follows:

(Amounts in millions)	2001

Personnel and related costs	$30.8
Transfer of product lines	20.3
Asset impairments	3.5
Other	8.4

IDP integration expense	$63.0

Cash expense	$59.5
Non-cash expense	3.5

IDP integration expense	$63.0

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

NOTE 7: STOCK PLANS

Stock Option Plans

We maintain several shareholder-approved stock option plans to purchase shares of our common stock. At December 31, 2003, approximately 186,177 options were available for grant under the various plans. Options granted to officers, other employees and directors allow for the purchase of common shares at or above the fair value at the date of grant. Generally, these options, whether granted from the current or prior plans, become exercisable over staggered periods ranging from one year to five years, but expire after ten years from the date of the grant.

    Information concerning stock options issued to officers, other employees and directors is presented in the following table:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Number of shares under option:
Outstanding at beginning of year	2,878,251	22.41	3,402,318	$21.86	3,778,380	$21.29
Granted	412,270	18.98	371,356	25.09	298,017	26.82
Exercised	(28,500)	17.39	(739,232)	20.74	(470,976)	19.05
Cancelled	(150,099)	28.28	(156,191)	23.64	(203,103)	24.47

Outstanding at end of year	3,111,922	21.71	2,878,251	$22.41	3,402,318	$21.86

Exercisable at end of year	2,180,885	22.09	1,791,764	$22.75	2,065,006	$23.05

    The weighted average remaining contractual life of options outstanding at December 31, 2003 is 5.9 years. Additional information relating to the ranges of options outstanding at December 31, 2003, is as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices Per Share	Weighted Average Remaining Contractual Life	Number Outstanding	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share

$0.00 – 11.76	0.5	1,689	$1.03	1,689	$1.03
$11.77 – 15.68	7.0	62,759	$13.39	48,659	$13.13
$15.69 – 19.60	6.4	1,819,231	$18.37	1,191,029	$18.07
$19.61 – 23.52	2.6	127,792	$22.77	121,959	$22.87
$23.53 – 27.44	6.9	678,899	$25.85	395,997	$26.18
$27.45 – 31.36	3.1	339,272	$29.33	339,272	$29.33
$31.37 – 35.28	8.3	12,600	$32.12	12,600	$32.12
$35.29 – 39.20	1.8	69,680	$35.89	69,680	$35.88

		3,111,922		2,180,885

    Disclosure of pro forma information regarding net earnings and earnings per share as if we had accounted for our stock options granted subsequent to December 31, 1994, under a fair value method is presented in Note 1. The "fair value" for these options at the date of grant was estimated using the Black-Scholes option pricing model.

    The assumptions used in calculating the expense for stock option awards are as follows:

	Year ended December 31,
	2003	2002	2001

Risk-free interest rate	5.1%	5.2%	5.5%
Dividend yield	—	—	—
Stock volatility	46.1%	45.6%	33.6%
Average expected life (years)	7.5	7.2	6.7
Forfeiture rate	8.4%	7.8%	9.0%

    The options granted had a weighted average fair value per share on the grant date of $9.00 in 2003, $11.70 in 2002 and $12.40 in 2001. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting periods. See Note 1 for an analysis of pro forma income, including per share amounts, had we recognized expense related to stock option grants.

    Since the determination of the fair value of all options granted includes an expected volatility factor and additional option grants are expected each year, the above pro forma disclosures are not representative of pro forma effects for future years.

Restricted Stock Plans

We also have restricted stock plans that authorize us to grant up to 4,218 additional shares of common stock or units with rights commensurate with restricted stock to employees and non-employee directors. In general, the restrictions on the shares and units do not expire for a minimum of one year and a maximum of ten years and are subject to forfeiture during the restriction period. The intrinsic value of the shares and units, which is typically the product of share price at the date of grant and the number of shares and units granted, is amortized on a straight-line basis to compensation expense over the periods in which the restrictions lapse. Any cumulative recognized expense related to restricted stock or units forfeited is reversed during the period of forfeiture.

    The following table summarizes information regarding the restricted stock plans:

	Year ended December 31,
	2003	2002	2001

Shares and units granted during the year	39,275	31,100	27,700
Weighted average grant date fair value per share and units	$17.15	$27.20	$25.49
Compensation expense, net of forfeitures of previously recognized expense (in thousands)	$608	$719	$1,320
Unexpired shares and units with unmet restrictions at December 31	94,543	79,232	123,658

NOTE 8: DERIVATIVES AND HEDGING ACTIVITIES

We enter into forward contracts to hedge our risks associated with transactions denominated in foreign currencies. Our risk management and derivatives policy specifies the conditions under which we may enter into derivative contracts. At December 31, 2003 and 2002, we had approximately $75.1 million and $48.6 million, respectively, of notional amount in outstanding contracts with third parties. At December 31, 2003, the maximum length of any forward contract currently in place was 17 months. The fair value of outstanding forward contracts at December 31, 2003 and 2002 was an asset of $5.4 million and $3.3 million, respectively.

    Also as part of our risk management program, we enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. At December 31, 2003 and 2002, we had $215.0 million and $125.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties. At December 31, 2003, the maximum length of any interest rate contract currently in place was approximately three years. At December 31, 2003 and 2002, the fair value of the interest rate swap agreements was a liability of $7.6 million and $9.8 million, respectively.

    We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under forward contracts and interest rate swap agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.

    We adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001. In accordance with the transition provisions of SFAS 133, we recorded a net $0.8 million cumulative-effect adjustment in other comprehensive income representing the fair value of hedging instruments as of January 1, 2001 after deferred tax of $0.5 million.

    Hedging related transactions, recorded to other comprehensive income (expense), net of deferred taxes, are summarized below:

	Other Comprehensive Income (Expense)
(Amounts in thousands)	2003(1)	2002(1)	2001(1)

Recognize fair value at January 1, 2001:
Interest rate swap agreements	$—	$—	$(1,355)
Forward contracts	—	—	2,195
Reclassification to earnings for settlements during the year:
Interest rate swap agreements	3,014	4,336	1,205
Forward contracts	(2,074)	177	660
Change in fair value:
Interest rate swap agreements	(1,574)	(6,603)	(3,790)
Forward contracts	1,523	1,929	(3,060)

Year ended December 31	$889	$(161)	$(4,145)

(1)
Utilizing an income tax rate of approximately 37% comprised of the effective rates in each taxing jurisdiction.

    The following amounts net of deferred taxes represent the expected recognition into earnings for our hedging contracts:

(Amounts in millions)	Interest Rate Swap	Forward Contracts	Total

2004	$(2.6)	$3.3	$0.7
2005	(1.4)	0.1	(1.3)
2006	(1.0)	—	(1.0)
2007	—	—	—
2008	—	—	—
Thereafter	—	—	—

Total	$(5.0)	$3.4	$(1.6)

NOTE 9: DETAILS OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS

The following tables present financial information of certain consolidated balance sheet captions.

Property, Plant And Equipment

Property, plant and equipment were:

	December 31,
(Amounts in thousands)	2003	2002

Land	$57,538	$56,468
Buildings, improvements, furniture and fixtures	387,568	369,895
Machinery, equipment, capital leases and construction in progress	412,085	385,998

Gross property, plant and equipment	857,191	812,361
Less: Accumulated depreciation	(416,867)	(348,663)

Property, plant and equipment, net	$440,324	$463,698

Other Assets

Other assets were:

	December 31,
(Amounts in thousands)	2003	2002

Deferred tax assets	$138,072	$34,924
Investments in unconsolidated affiliates	37,927	31,869
Prepaid financing fees	15,790	22,216
Deferred compensation funding	16,484	15,564
Other	22,274	15,174

Total	$230,547	$119,747

Accrued Liabilities

Accrued liabilities were:

	December 31,
(Amounts in thousands)	2003	2002

Wages, compensation, and other benefits	$99,233	$97,655
Restructuring costs	9,320	16,394
Interest expense	14,409	13,836
Commissions and royalties	15,013	6,853
Progress billings in excess of accumulated costs	16,172	4,179
Warranty costs	19,299	15,419
Professional services	4,734	7,646
Legal and environmental matters	26,452	3,534
Derivative contracts	5,128	6,396
Income taxes	10,192	2,312
Other(1)	63,586	60,038

Total	$283,538	$234,262

(1)
Other accrued liabilities includes insurance, state and local taxes, rent, freight and other items, none of which individually exceed 5% of current liabilities.

Retirement Benefits And Other Liabilities

Retirement benefits and other liabilities were:

	December 31,
(Amounts in thousands)	2003	2002

Retirement benefits	$270,251	$277,067
Deferred taxes	136,388	1,716
Deferred compensation	6,459	7,149
Reserve for open tax years	26,254	26,254
Other	28,129	16,533

Total	$467,481	$328,719

NOTE 10: DEBT AND LEASE OBLIGATIONS

Debt, including capital lease obligations, consisted of:

	December 31,
(Amounts in thousands)	2003	2002

Term Loan Tranche A:
U.S. Dollar Tranche, interest rate of 3.74% in 2003 and 3.94% in 2002	$200,004	$249,005
Euro Tranche, interest rate of 4.65% in 2003 and 5.19% in 2002	12,292	10,260
Term Loan Tranche C, interest rate of 4.00% in 2003 and 4.19% in 2002	465,473	580,473
Senior Subordinated Notes net of discount, interest rate of 12.25%:
U.S. Dollar denominated	186,739	186,473
Euro denominated	80,998	67,515
Capital lease obligations and other	752	632

Debt and capital lease obligations	946,258	1,094,358
Less amounts due within one year	66,492	38,610

Total debt due after one year	$879,766	$1,055,748

    Maturities of debt, including capital lease obligations, for the next five years and beyond are:

(Amounts in thousands)	Term Loans	Senior Subordinated Notes	Capital Leases & Other	Total

2004	$66,395	$—	$97	$66,492
2005	85,717	—	163	85,880
2006	65,580	—	72	65,652
2007	67,460	—	—	67,460
2008	261,744	—	—	261,744
Thereafter	130,873	267,737	420	399,030

Total	$677,769	$267,737	$752	$946,258

Senior Credit Facility

At December 31, 2003 and 2002, our senior credit facility is composed of Tranche A and Tranche C term loans. Tranche A consists of a U.S. dollar denominated tranche and a Euro denominated tranche, the latter of which is a term note due in 2006. During 2003, we made scheduled debt payments of $0.9 million and optional debt prepayments of $163.1 million, including $39 million during the fourth quarter. In 2002, we made $33.8 million of mandatory and $170 million of optional prepayments on the term loans. We have scheduled Tranche A principal payments of $8.0 million in the first quarter of 2004 and

$19.5 million in each of the remaining quarters of 2004. However, as a result of the optional prepayments made in 2002 and 2003, we have no scheduled payments on Tranche C due until March 31, 2005, when $0.7 million is due.

    The following summarizes our repayment of obligations under the senior credit facility and, in 2001, the senior subordinated notes:

	December 31,
(Amounts in millions)	2003	2002	2001

Mandatory repayments	$0.9	$33.8	$23.1
Optional prepayments	163.1	170.0	132.5
Loss on debt repayment and extinguishment	1.3	11.2	25.0

    The senior credit facility is collateralized by substantially all of our U.S. assets and a pledge of 65% of the stock of certain foreign subsidiaries.

    The Tranche A and Tranche C loans, which were amended and restated in connection with the IFC acquisition, have final maturities of June 2006 and June 2009, respectively. The senior credit facility was amended during June 2003 to, among other things, delay the step-downs in the maximum leverage ratio and the step-ups in the minimum interest coverage ratio. The term loans bear floating interest rates based on LIBOR plus a borrowing spread, or the prime rate plus a borrowing spread, at our option. The borrowing spread for the senior credit facilities can increase or decrease based on the leverage ratio as defined in the senior credit facility and on our public debt ratings.

    As part of our senior credit facility, we have a $300 million revolving credit facility that expires in June 2006. The revolving credit facility allows us to issue up to $200 million in letters of credit. At December 31, 2003 and 2002, we had no amounts outstanding under the revolving credit facility. We had, however, issued $42.7 million in letters of credit under the facility, which reduced our borrowing capacity to $257.3 million at December 31, 2003. This compares with a borrowing capacity of $248.2 million at December 31, 2002.

    We are required, under certain circumstances as defined in the credit facility, to use a percentage of excess cash generated from operations to reduce the outstanding principal of the term loans in the following year. Based upon the annual calculations performed at December 31, 2003, 2002 and 2001, no additional principal payments became due in 2004, 2003 or 2002 under this provision.

Senior Subordinated Notes

At December 31, 2003, we had $188.5 million and EUR 65 million (equivalent to $81.8 million) in face value of Senior Subordinated Notes outstanding.

    The Senior Subordinated Notes were originally issued in 2000 at a discount to yield 12.5%, but have a coupon of 12.25%. Approximately one-third of these Senior Subordinated Notes were repurchased at a premium in 2001 utilizing proceeds from an equity offering, in accordance with the provisions of the indenture.

    Beginning in August 2005, all remaining Senior Subordinated Notes outstanding become callable by us at 106.125% of face value, but otherwise are not due until 2010. Interest on the Senior Subordinated Notes is payable semi-annually in February and August.

Debt Covenants and Other Matters

The provisions of the senior credit facility require us to meet or exceed specified defined financial covenants, including a leverage ratio, an interest coverage ratio and a fixed charge coverage ratio. Further, the provisions of these and other debt agreements generally limit or restrict indebtedness, liens, sale and leaseback transactions, asset sales and payment of dividends, capital expenditures and other activities.

    Our senior credit facility requires us to submit audited financial statements to the lenders within 100 days of year end. As a consequence of delays stemming from the restatement of our financial information for 2002, 2001 and 2000, we were unable to provide the audited financial statements within the specified period of time. Accordingly, we obtained a waiver from our lenders regarding this covenant and, accordingly, present the scheduled maturities under the facility due in 2005 and beyond as non-current in the consolidated balance sheet.

    We have determined that at September 30, 2001, December 31, 2001 and March 31, 2002, we did not comply by 25 basis points or less with two financial covenants in our then applicable credit agreement, which is no longer in effect. We believe that we could have undertaken readily available actions to maintain compliance or obtained a waiver or amendment to the then existing credit agreement had we then known this situation. Except for these periods, we have complied with all covenants under our debt facilities. We believe that this matter has no impact on our existing debt agreements and that our debt is properly classified in our consolidated balance sheet.

    The maximum leverage ratio reduces to 3.75 at September 30, 2004 and the minimum interest coverage increased to 3.0 at March 31, 2004. We currently estimate that we will comply with the interest coverage covenant at March 31, 2004 by a small margin. Should our estimated earnings change, we may not comply with the interest coverage covenant and we may seek a waiver or an amendment to the senior credit facility in order to remain in compliance. We believe that such waiver or amendment, should it be needed, would be approved by the requisite number of lenders; however, there can be no assurance that such a waiver or amendment would be granted. We are not presently able to ascertain the cost and/or conditions associated with receipt of such waiver or amendment. Under particularly adverse circumstances, we could be forced to divest a portion of our business or issue equity.

Operating Leases

We have non-cancelable operating leases for certain offices, service and quick response centers, certain manufacturing and operating facilities, machinery, equipment and automobiles. Rental expense relating to operating leases was $22,017 in 2003, $22,964 in 2002 and $14,041 in 2001.

    The future minimum lease payments due under non-cancelable operating leases are:

2004	$20,058
2005	16,079
2006	9,490
2007	6,291
2008	4,546
Thereafter	3,986

Total	$60,450

NOTE 11: RETIREMENT AND POSTRETIREMENT BENEFITS

We sponsor several noncontributory defined benefit pension plans, covering substantially all U.S. employees and certain non-U.S. employees, which provide benefits based on years of service and compensation. Retirement benefits for all other employees are provided through contributory pension plans, cash balance pension plans and government-sponsored retirement programs. All funded defined benefit pension plans receive funding based on independent actuarial valuations to provide for current service and an amount sufficient to amortize unfunded prior service over periods not to exceed thirty years. We also maintain unfunded defined benefit plans which, as permitted by local regulations, receive funding only when benefits become due.

    We use a measurement date of December 31 for all of our worldwide pension plans and for our postretirement medical plans.

U.S. Defined Benefit Plans

We maintain qualified and non-qualified defined benefit pension plans in the U.S. The qualified plan provides coverage for substantially all full-time U.S. employees who receive benefits. The qualified plan has a plan design that is commonly referred to as a "cash balance" arrangement, under which the accumulated benefit obligation is equivalent to the projected benefit obligation.

    The non-qualified plans primarily cover current and former members of senior management, providing them with benefit levels equivalent to other participants, but which are otherwise limited by U.S. Department of Labor rules.

    Net defined benefit pension expense for the U.S. pension plans (including both qualified and nonqualified plans) was:

	Year ended December 31,
(Amounts in thousands)	2003	2002	2001

Service cost	$13,473	$13,050	$9,550
Interest cost	15,802	15,970	16,169
Expected return on plan assets	(17,187)	(18,874)	(20,346)
Settlement/curtailment of benefits	309	570	—
Amortization of unrecognized prior service benefit	(1,296)	(1,408)	(1,292)
Amortization of unrecognized net loss	863	427	—

U.S. pension expense	$11,964	$9,735	$4,081

    The following table reconciles the U.S. plans' funded status to amounts recognized in the consolidated balance sheets:

	December 31,
(Amounts in thousands)	2003	2002	2001

Benefit obligations	$258,137	$246,715	$238,163
Plan assets, at fair value	170,586	141,048	191,017

Funded status	(87,551)	(105,667)	(47,146)
Unrecognized net loss	89,575	95,079	46,388
Unrecognized prior service benefit	(13,639)	(16,170)	(19,031)
Intangible asset	(780)	—	—
Minimum pension liability	(46,962)	(49,407)	(17,111)
Deferred tax asset	(28,112)	(29,085)	(10,125)

Net U.S. pension liability	$(87,469)	$(105,250)	$(47,025)

    The following are assumptions related to the U.S. defined benefit pension plans:

	December 31,
(Amounts in thousands)	2003	2002	2001

Weighted average assumptions used to determine benefit obligations:
Discount rate	6.25%	6.75%	7.0%
Rate of increase in compensation levels	4.5%	4.5%	4.5%
Weighted average assumptions used to determine net cost:
Long-term rate of return on assets	8.75%	9.0%	9.5%
Discount rate	6.75%	7.0%	7.5%
Rate of increase in compensation levels	4.5%	4.5%	4.5%

    The expected long-term rate of return on assets was determined by assessing the rates of return for each targeted asset class, return premiums generated by active portfolio management and by comparison of rates utilized by other companies.

    During 2003, we reduced our minimum pension liability by $2.3 million, net of tax, as a component of other comprehensive income. The decrease in the liability primarily resulted from improved plan asset returns during 2003 and the recognition of previously unrecognized net losses and prior service benefits. During 2002, we increased our additional minimum liability by $32.3 million, net of tax, as a component of other comprehensive expense. This additional liability resulted from lower than expected market performance of the assets during 2002 and an increase in the number of plan participants resulting from the IFC, IDP and Invatec acquisitions. We increased our additional minimum liability by $16.2 million in 2001 for similar acquisition-related and asset performance reasons.

    Based on the results of pension plan and asset returns during 2003 and on the anticipated future return, we reduced the assumed rate of return of such assets from 9.0% to 8.75% for 2003. Based on the results of pension plan and asset returns during 2002 and on the likely return over the intermediate future, we reduced the assumed rate of return of such assets from 9.5% to 9.0% for 2002.

    We also reduced the discount rate from 6.75% to 6.25% for 2003 and from 7.0% to 6.75% for 2002 to reflect the current interest rate environment. We regularly evaluate assumptions for asset returns and discount rates based on a variety of factors. Additionally, we anticipate contributing between $12 and $17 million to our qualified U.S. pension plan during 2004, although we could contribute as much as $67 million.

    The following is a summary of the changes in the U.S. plans' defined benefit pension obligations:

	Year ended December 31,
(Amounts in thousands)	2003	2002	2001

Beginning benefit obligations	$246,715	$238,163	$225,564
Service cost	13,473	13,050	9,550
Interest cost	15,802	15,970	16,169
Acquisitions	—	4,070	—
Curtailment of benefits	(995)	174	—
Plan amendments	1,235	640	346
Actuarial loss	8,521	5,095	10,429
Benefits paid	(26,614)	(30,447)	(26,011)
Special termination costs(1)	—	—	2,116

Ending benefit obligations	$258,137	$246,715	$238,163

Accumulated benefits obligation	$258,056	$245,720	$238,042

(1)
Represents a liability assumed in the acquisition of IDP that was reclassified from the restructuring reserve.

    The following is a reconciliation of the U.S. plans' defined benefit pension assets:

	Year ended December 31,
(Amounts in thousands)	2003	2002	2001

Beginning plan assets	$141,048	$191,017	$225,659
Return (loss) on plan assets	29,161	(26,343)	(9,002)
Company contributions	26,991	4,593	371
Acquisitions	—	2,228	—
Benefits paid	(26,614)	(30,447)	(26,011)

Ending plan assets	$170,586	$141,048	$191,017

    During 2003, we contributed $27 million to the U.S. defined benefit pension plans. This payment exceeded the minimum funding requirements mandated by the U.S. Department of Labor rules. During 2003, we benefited from higher than anticipated returns on plan assets.

    Although we are still working with our actuaries to determine estimated funding in 2005 and beyond, the following table summarizes the expected cash activity for the U.S. defined benefit pension plans in the future (in millions):

Company Contributions
2004	$12 to 17
Benefit Payments
2004	$24
2005	$22
2006	$22
2007	$22
2008	$24
2009–2013	$136

    The asset allocation for the U.S. defined benefit pension plans at the end of 2003 and 2002, and the target allocation for 2004, by asset category, are as follows:

	Target Allocation		Percentage of Actual Plan Assets at December 31,
Asset Category	2004	2003	2003	2002

Equity securities	65%	65%	65%	61%
Debt securities	35%	35%	35%	39%
Real estate	—	—	—	—
Other	—	—	—	—

    None of our common stock is directly held by these plans. Our investment strategy is to invest in various securities in order to pay retirement benefits to plan participants while minimizing our cash contributions over the life of the plan. This is accomplished by preserving capital through diversified investments in high quality instruments and earning a long-term rate of return consistent with an acceptable degree of risk, while taking into account the liquidity needs of the plan.

    Our investment policy is to invest approximately 65% of plan assets in equity securities and 35% in fixed income securities. Within each investment category, assets are allocated to various investment styles. Professional money management firms manage all assets and we engage a consultant to assist in evaluating these activities. We periodically review the investment policy, generally in conjunction with an asset/liability study. We also regularly rebalance the actual allocation to our target investment allocation.

Non-U.S. Defined Benefit Plans

Net defined benefit pension expense for non-U.S. pension plans was:

	Year ended December 31,
(Amounts in thousands)
	2003	2002	2001

Service cost	$1,910	$1,665	$1,839
Interest cost	6,946	5,199	2,703
Expected return on plan assets	(3,325)	(3,625)	(2,955)
Curtailment	116	7	50
Amortization of unrecognized net (gain) loss	1,310	423	(47)

Non-U.S. pension expense	$6,957	$3,669	$1,590

    The following table reconciles the non-U.S. plans' funded status to amounts recognized in the consolidated balance sheets:

	December 31,
(Amounts in thousands)
	2003	2002	2001

Benefit obligations	$146,142	$121,290	$44,898
Plan assets, at fair value	51,577	42,420	33,384

Funded status	(94,565)	(78,870)	(11,514)
Unrecognized net loss	23,800	22,212	6,104
Minimum pension liability	(5,521)	(10,782)	(131)
Deferred tax liability	(3,271)	(6,331)	—

Net pension liability	$(79,557)	$(73,771)	$(5,541)

    The following are assumptions related to the non-U.S. defined benefit pension plans:

	December 31,
(Amounts in thousands)
	2003	2002	2001

Weighted average assumptions used to determine benefit obligations:
Discount rate	5.51%	5.70%	6.15%
Rate of increase in compensation levels	2.58%	3.08%	3.35%
Weighted average assumptions used to determine net cost:
Long-term rate of return on assets	7.63%	8.11%	7.98%
Discount rate	5.70%	6.15%	6.14%
Rate of increase in compensation levels	2.58%	3.08%	3.35%

    Many of our non-U.S. defined benefit plans are unfunded, as permitted by local regulation. The expected long-term rate of return on assets for funded plans was determined by assessing the rates of return for each asset class and return premiums generated by active investment management.

    During 2003, we reduced the non-U.S. minimum pension liability by $5.4 million, net of deferred tax, as a component of other comprehensive income. The decrease in the liability resulted from improved plan asset returns during 2003. The increase in the benefit obligations during 2002 predominately reflects the obligations assumed under the IFC acquisition. During 2002 we increased the additional minimum liability by $10.6 million, net of deferred tax, as a component of other comprehensive expense. This additional liability resulted from the market performance of the assets during 2002 and the increase in the number of employees participating in the plans resulting from the IFC acquisition.

    The following is a reconciliation of the non-U.S. plans' defined benefit pension obligations:

	Year ended December 31,
(Amounts in thousands)
	2003	2002	2001

Beginning benefit obligations	$121,290	$44,898	$46,036
Acquisitions	—	57,750	—
Service cost	1,910	1,665	1,839
Interest cost	6,946	5,199	2,703
Employee contributions	615	519	568
Curtailments	(250)	—	(3,606)
Actuarial loss	4,043	1,141	1,706
Benefits paid	(8,806)	(4,466)	(2,481)
Currency exchange impact	20,394	14,584	(1,867)

Ending benefit obligations	$146,142	$121,290	$44,898

Accumulated benefits obligations	$137,868	$114,959	$41,551

    The following is a reconciliation of the non-U.S. plans' defined benefit pension assets:

	Year ended December 31,
(Amounts in thousands)
	2003	2002	2001

Beginning plan assets	$42,420	$33,384	$37,593
Acquisitions	—	9,427	—
Employee contributions	615	519	568
Company contributions	7,472	4,536	2,194
Currency exchange impact	5,600	3,828	(1,165)
Return (loss) on plan assets	4,276	(4,808)	(3,325)
Benefits paid	(8,806)	(4,466)	(2,481)

Ending plan assets	$51,577	$42,420	$33,384

    We expect to contribute approximately $8 million to the non-U.S. defined benefit pension plans during 2004, based on prevailing exchange rates at December 31, 2003.

    The asset allocation for the non-U.S. defined benefit pension plans at the end of 2003 is as follows:

Asset Category	Percentage of Plan Assets at December 31, 2003

Equity securities	52%
Debt securities	48%

    We do not believe that any of our common stock is held directly by these plans. Our non-U.S. funded defined benefit pension plans are principally located in Canada and the United Kingdom. In all cases, our investment strategy for these plans is to invest in various securities in order to pay retirement benefits to plan participants while minimizing required cash contributions over the life of the plan. This is accomplished by preserving capital through diversification in high quality investments and earning a long-term rate of return consistent with an acceptable degree of risk and the legal requirements of the particular country, while taking into account the liquidity needs of the plan.

    Asset allocation differs by plan based upon the plan's projected benefit obligation to participants as well as the results of asset/liability studies that are conducted for each plan. Professional money management firms manage all assets and we engage consultants in each country to assist in evaluation of these activities.

Defined Benefit Plans With Accumulated Benefit Obligations In Excess Of Plan Assets

The following summarizes key pension plan information regarding plans whose accumulated benefit obligations exceed the fair value of plan assets.

	December 31,
(Amounts in thousands)
	2003	2002	2001

Accumulated benefit obligation	$358,008	$366,896	$279,593
Fair value of plan assets	184,193	183,468	224,401

Postretirement Medical Plans

We also sponsor several defined benefit postretirement health care plans covering most current retirees and a limited number of future retirees in the U.S. These plans provide for medical and dental benefits and are administered through insurance companies and health maintenance organizations. The plans include participant contributions, deductibles, co-insurance provisions and other limitations, and are integrated with Medicare and other group plans. We fund the plans as insured benefits are paid and we incur health maintenance organization premiums, such that the plans hold no assets in any period presented. Accordingly, we have no investment strategy or targeted allocations for plan assets. The benefits are no longer available to new employees and most existing employees.

    Net postretirement benefit expense is comprised of:

	Year ended December 31,
(Amounts in thousands)
	2003	2002	2001

Service cost	$199	$292	$246
Interest cost	5,838	6,839	6,630
Amortization of unrecognized prior service benefit	(3,275)	(2,685)	(2,306)
Amortization of net loss	1,379	1,065	—

Postretirement benefit expense	$4,141	$5,511	$4,570

    The following is a reconciliation of the accumulated postretirement benefits obligations:

	Year ended December 31,
(Amounts in thousands)
	2003	2002	2001

Beginning accumulated postretirement benefit	$91,670	$103,440	$89,331
Service cost	199	292	246
Interest cost	5,838	6,839	6,630
Curtailment	(383)	—	—
Plan amendments	—	(14,362)	—
Acquisition	—	1,076	—
Actuarial loss	3,162	2,345	15,661
Benefits paid	(8,259)	(7,960)	(8,428)

Ending accumulated postretirement	$92,227	$91,670	$103,440

    During 2002, we renegotiated certain union contracts which limited our obligation for postretirement medical costs. The effect of this change generally reduced expenses related to the affected union contracts beginning in 2003.

    The following table presents the components of postretirement benefit amounts recognized in the consolidated balance sheets:

	December 31,
(Amounts in thousands)
	2003	2002	2001

Postretirement benefit obligations	$92,227	$91,670	$103,440

Funded status	(92,227)	(91,670)	(103,440)
Unrecognized prior service benefit	(19,997)	(23,272)	(11,595)
Unrecognized net loss	22,778	21,033	19,753

Accrued postretirement benefits	$(89,446)	$(93,909)	$(95,282)

Weighted average assumptions used to determine benefit obligations:
Discount rate	6.25%	6.75%	7.0%
Weighted average assumptions used to determine net cost:
Discount rate	6.75%	7.0%	7.50%
Expected return on plan assets	—	—	—

    The assumed ranges for the annual rates of increase in per capita costs for periods prior to Medicare were 9.0% for 2003 and 10.0% for 2002 and 2001, with a gradual decrease to 5.0% for 2007 and future years.

    Assumed heath care costs trend rates have a significant effect on the amounts reported for the postretirement medical plans. A one-percentage point change in assumed health care cost trend rates would have the following effect on the 2003 reported amounts:

(Amounts in thousands)	1% Increase	1% Decrease

Effect on postretirement benefit obligation	$4,384	$(4,033)
Effect on postretirement benefit expense	286	(265)

    We made contributions to the defined benefit postretirement medical plans of $8,259 in 2003, $7,960 in 2002 and $8,428 in 2001. Because the defined benefit postretirement medical plans are unfunded, we make contributions as the covered individuals' claims are approved for payment. Accordingly, contributions during any period are directly correlated to the benefits paid.

Defined Contribution Plans

We sponsor several defined contribution plans covering substantially all U.S. and Canadian employees and certain other non-U.S. employees. Employees may contribute to these plans, and these contributions are matched in varying amounts by us, including opportunities for discretionary matching contributions. Defined contribution plan expense was $6,614 in 2003, $6,633 in 2002 and $9,421 in 2001.

    Participants in the U.S. defined contribution plan have the option to invest in our common stock, and therefore the plans assets include such holdings of our common stock.

NOTE 12: CONTINGENCIES

We have been involved as a potentially responsible party ("PRP") at former public waste disposal sites that may be subject to remediation under pending government procedures. The sites are in various stages of evaluation by federal and state environmental authorities. The projected cost of remediating these sites, as well as our alleged "fair share" allocation, is uncertain and speculative until all studies have been completed and the parties have either negotiated an amicable resolution or the matter has been judicially resolved. At each site, there are many other parties who have similarly been identified, and the identification and location of additional parties is continuing under applicable federal or state law. Many of the other parties identified are financially strong and solvent companies that appear able to pay their share of the remediation costs. Based on our preliminary information about the waste disposal practices at these sites and the environmental regulatory process in general, we believe that it is likely that ultimate remediation liability costs for each site will be apportioned among all liable parties, including site owners and waste transporters, according to the volumes and/or toxicity of the wastes shown to have been disposed of at the sites.

    We are a defendant in a large number of pending lawsuits (which include, in many cases, multiple claimants) that seek to recover damages for personal injury allegedly caused by exposure to asbestos-containing products manufactured and/or distributed by us in the past. Any such products were self-contained and used as components of process equipment, and we do not believe that any emission of respirable asbestos-containing fiber occurred during the use of this equipment. We believe that a high percentage of the applicable claims are covered by applicable insurance or indemnities from other companies.

    In June 2002, we were sued by Ruhrpumpen, Inc. who alleged antitrust violations, conspiracy, fraud, and breach of contract claims arising out of our December 2000 sale to Ruhrpumpen of a plant in Tulsa, Oklahoma and a license for eight defined pump lines. The sale agreement had a purchase price of approximately $5.4 million plus other material terms, including Ruhrpumpen's assumption of certain liabilities. Ruhrpumpen subsequently amended its complaint to add Mr. Ronald F. Shuff, our Vice President, Secretary and General Counsel, and two other employees as individual defendants. The sale to Ruhrpumpen was the result of a divestiture agreement we reached with the U.S. Department of Justice ("DOJ") in July 2000 in connection with our acquisition of IDP. Our agreement with the DOJ gives it the authority to make inquiries about and otherwise monitor our divestiture. On or about May 13, 2003, we received a letter from the DOJ making inquiry into some of the issues raised by Ruhrpumpen in its lawsuit and seeking information about the divestiture and Ruhrpumpen's lawsuit. The DOJ continues to monitor the lawsuit and the divestiture. During March 2004, the case was tried in the U.S. District Court for the Northern District of Texas. At trial, Ruhrpumpen sought the recovery of over $100 million in actual and exemplary damages. We vigorously contested Ruhrpumpen's allegations and purported damages. At the close of the trial, Ruhrpumpen voluntarily dismissed its claims against Mr. Shuff and the other two employees. We are currently awaiting a ruling from the court as to the remaining claims against the Company.

    During the quarter ended September 30, 2003, related lawsuits were filed in federal court, in the Northern District of Texas, alleging that we violated federal securities laws during a period beginning on October 23, 2001 and ending September 27, 2002. The cases were consolidated and a lead plaintiff was appointed by the court. A consolidated amended complaint was filed on February 5, 2004. The consolidated amended complaint, like the earlier individual complaints, also names as individual defendants Mr. C. Scott Greer, Chairman, President and Chief Executive Officer, and Ms. Renée J. Hornbaker, Vice President and Chief Financial Officer, and seeks unspecified compensatory damages and recovery of costs. On March 11, 2004, the court granted the lead plaintiff leave to file a further amended complaint within 15 days of our filing of the finalized restatement of our financial results. We strongly believe that the lawsuit is without any merit and plan to vigorously defend the case.

    On February 4, 2004, we received an informal inquiry from the SEC requesting the voluntary production of documents and information related to our February 3, 2004 announcement that we would restate our financial results for the nine months ended September 30, 2003 and the full years 2002, 2001 and 2000. In a separate informal inquiry, the SEC requested, and we supplied, documents and other information relating to whether our Form 8-K, filed November 21, 2002, adequately fulfilled obligations that may have arisen under Regulation FD. We intend to continue to cooperate with the SEC in these inquiries.

    We are also a defendant in several other lawsuits, including product liability claims, that are insured, subject to the applicable deductibles, arising in the ordinary course of business. We believe that we have adequately accrued estimated losses for such lawsuits.

    Although none of the aforementioned potential liabilities can be quantified with absolute certainty, we have established reserves covering these exposures, which we believe are reasonable based on past experience and available facts. While additional exposures beyond these reserves could exist, none gives rise to any additional liability that can now be reasonably estimated, and we believe any such costs will not have a material adverse impact on our results of operations or financial position. We will continue to evaluate these potential contingent loss exposures and, if they develop, recognize expense as soon as such losses become probable and can be reasonably estimated.

    We are also involved in ordinary routine litigation incidental to our business, none of which we believe to be material to our business, operations or overall financial condition. However, resolutions or dispositions of claims or lawsuits by settlement or otherwise could have a significant impact on our operating results for the reporting period in which any such resolution or disposition occurs.

NOTE 13: WARRANTY RESERVE

We have recorded reserves for warranty claims that are included in both current and non-current liabilities. The following is a summary of the activity in the warranty reserve:

2003

Balance at December 31, 2001	$15,285
Accruals for warranty expense	20,014
Additions via acquisition	1,070
Settlements made	(20,238)

Balance at December 31, 2002	$16,131
Accruals for warranty expense	27,189
Settlements made	(23,964)

Balance at December 31, 2003	$19,356

NOTE 14: SHAREHOLDERS' EQUITY

Each share of common stock contains a preferred stock purchase right. These rights are not currently exercisable and trade in tandem with the common stock. The rights become exercisable and trade separately in the event of certain significant changes in common stock ownership or on the commencement of certain tender offers that, in either case, may lead to a change of our control. Upon becoming exercisable, the rights provide shareholders the opportunity to acquire a new series of the preferred stock to be then automatically issued at a pre-established price. In the event of certain forms of our acquisition, the rights also provide our shareholders the opportunity to purchase shares of the acquirer's common stock from the acquirer at a 50% discount from the current market value. The rights are redeemable for $0.022 per right by us at any time prior to becoming exercisable and will expire in August 2006.

NOTE 15: INCOME TAXES

The provision (benefit) for income taxes consisted of the following:

	Year ended December 31,
(Amounts in thousands)	2003	2002	2001

Current:
U.S. federal	$(9,946)	$(11,247)	$(3,647)
Non-U.S.	32,520	19,854	22,045
State and local	1,500	1,035	300

Total current	24,074	9,642	18,698

Deferred:
U.S. federal	8,640	14,201	(24,856)
Non-U.S.	(11,906)	3,840	6,433
State and local	139	(879)	(864)

Total deferred	(3,127)	17,162	(19,287)

Total provision (benefit)	$20,947	$26,804	$(589)

    The provision (benefit) for income taxes was different from the statutory corporate rate due to the following:

	Year ended December 31,
	2003	2002	2001

U.S. federal income tax rate	35.0%	35.0%	35.0%
Non-U.S. tax rate differential	(1.4)	4.4	(35.4)
State and local income taxes, net	1.7	(0.3)	5.3
Extraterritorial income exclusion/Foreign sales corporation	(9.6)	(5.2)	(5.3)
Goodwill	—	—	(12.3)
Meals and entertainment	1.4	1.5	(10.0)
Equity in income of unconsolidated subsidiaries	(4.3)	(0.3)	7.3
U.S. impact of foreign operations	5.6	(0.9)	0.4
Tax contingencies	—	3.8	28.9
Other, net	—	(0.9)	(8.6)

Effective tax rate	28.4%	37.1%	5.3%

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities were:

	December 31,
(Amounts in thousands)	2003	2002

Deferred tax assets related to:
Retirement benefits	$71,294	$90,600
Net operating loss carryforwards	21,613	10,343
Compensation accruals	22,164	22,086
Inventories	15,512	13,062
Credit carryforwards	25,057	31,944
Loss on dispositions	48	1,692
Warranty and accrued liabilities	10,157	—
Restructuring charge	6,231	5,734
Other	4,064	5,028

Total deferred tax assets	176,140	180,489
Valuation allowances	(14,760)	(15,481)

Net deferred tax assets	$161,380	$165,008

Deferred tax liabilities related to:
Property, plant and equipment	$43,366	$45,543
Goodwill	32,814	49,332
Unrealized foreign exchange gain	24,508	11,200
Other	—	4,591

Total deferred tax liabilities	$100,688	$110,666

Deferred tax assets, net	$60,692	$54,342

    We have recorded valuation allowances to reflect the estimated amount of deferred tax assets that may not be realized due to the expiration of net operating loss and foreign tax credit carryforwards. The decrease in the valuation allowances during 2002 was primarily attributable to our ability to use foreign tax credit carryforwards and changes in estimates of foreign net operating loss carryforwards. We have approximately $72 million of net operating loss carryforwards at December 31, 2003, of which approximately 91% was generated outside the U.S. Net operating losses generated in the U.S., if unused, will begin to expire in 2017, whereas the majority of our non-U.S. net operating losses carry forward without expiration. Additionally, we have approximately $22.5 million of foreign tax credit carryforwards at December 31, 2003, which expire in 2004 through 2007 if unused.

    Earnings (loss) before income taxes comprised:

	Year ended December 31,
(Amounts in thousands)	2003	2002	2001

U.S.	$9,660	$(4,940)	$(81,119)
Non-U.S.	64,175	77,241	70,042

Total	$73,835	$72,301	$(11,077)

    Undistributed earnings of our non-U.S. subsidiaries amounted to approximately $213 million at December 31, 2003. These earnings are considered to be indefinitely reinvested and, accordingly, no additional U.S. income taxes or non-U.S. withholding taxes have been provided. Determination of the amount of additional taxes that would be payable if such earnings were not considered indefinitely reinvested is not practical.

NOTE 16: BUSINESS SEGMENT INFORMATION

We are principally engaged in the worldwide design, manufacture, distribution and service of industrial flow management equipment. We provide pumps, valves and mechanical seals primarily for the petroleum industry, chemical-processing industry, power-generation industry, water industry, general industry and other industries requiring flow management products.

    We have the following three divisions, each of which constitutes a business segment:

  •
  Flowserve Pump Division;

  •
  Flow Solutions Division; and

  •
  Flow Control Division.

    Each division manufactures different products and is defined by the type of products and services provided. Each division has a President, who reports directly to the Chief Executive Officer, and a Division Controller, who reports directly to the Chief Financial Officer. For decision-making purposes, the Chief Executive Officer and other members of senior executive management use financial information generated and reported at the division level. Our corporate headquarters does not constitute a separate division or business segment.

    We evaluate segment performance based on operating income excluding special items. We believe that special items, while indicative of efforts to integrate IFC and IDP into our business, do not reflect ongoing business results. Earnings before special items are not a recognized measure under generally accepted accounting principles ("GAAP") and should not be viewed as an alternative to GAAP measures of performance.

    Amounts classified as All Other include the corporate headquarters costs and other minor entities that do not constitute separate segments. Intersegment sales and transfers are recorded at cost plus a profit margin, with the margin on such sales eliminated with consolidation.

    Effective January 1, 2003, we realigned certain small sites between segments. Accordingly, the segment information for all periods presented herein has been reported under the new organizational structure.

    The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the consolidated financial statements.

(Amounts in thousands) Year ended December 31, 2003	Flowserve Pump	Flow Solutions	Flow Control	Subtotal- Reportable Segments	All Other	Consolidated Total

Sales to external customers	$1,182,489	$335,177	$880,751	$2,398,417	$5,954	$2,404,371
Intersegment sales	5,642	24,319	7,380	37,341	(37,341)	—
Segment operating income (before special items)(1)	97,156	74,152	67,995	239,303	(56,664)	182,639
Depreciation and amortization	30,802	6,615	29,197	66,614	6,007	72,621
Identifiable assets	$1,308,873	$180,807	$1,023,667	$2,513,347	$287,306	$2,800,653
Capital expenditures	10,347	3,727	11,814	25,888	2,900	28,788
(Amounts in thousands) Year ended December 31, 2002	Flowserve Pump	Flow Solutions	Flow Control	Subtotal- Reportable Segments	All Other	Consolidated Total

Sales to external customers	$1,199,742	$326,789	$718,275	$2,244,806	$6,342	$2,251,148
Intersegment sales	5,394	23,400	7,247	36,041	(36,041)	—
Segment operating income (before special items)(2)	130,097	64,923	44,683	239,703	(34,226)	205,477
Depreciation and amortization	30,383	7,069	22,446	59,898	5,415	65,313
Identifiable assets	$1,354,753	$182,163	$993,431	$2,530,347	$86,715	$2,617,062
Capital expenditures	12,145	3,066	11,104	26,315	4,560	30,875
(Amounts in thousands) Year ended December 31, 2001	Flowserve Pump	Flow Solutions	Flow Control	Subtotal- Reportable Segments	All Other	Consolidated Total

Sales to external customers	$1,161,976	$307,679	$441,889	$1,911,544	$5,788	$1,917,332
Intersegment sales	8,919	19,839	8,704	37,462	(37,462)	—
Segment operating income (before special items)(3)	134,319	51,497	38,376	224,192	(31,988)	192,204
Depreciation and amortization	44,523	9,346	13,704	67,573	6,282	73,855
Identifiable assets	$1,349,834	$194,255	$356,075	$1,900,164	$143,764	$2,043,928
Capital expenditures	19,322	5,217	8,884	33,423	1,802	35,225

(1)
Special items reflect costs associated with the IFC acquisition including integration expense of $19.8 million and restructuring expense of $2.9 million.

(2)
Special items reflect costs associated with the IFC acquisition including a $5.2 million negative purchase accounting adjustment associated with the required write-up and sale of inventory (recorded as a cost of sales), integration expense of $16.2 million and restructuring expense of $4.3 million.

(3)
Special items reflect integration expense of $63.0 million and restructuring expense of $(1.2) million associated with the acquisition and integration of IDP.

    Segment operating income and assets can be reconciled to the consolidated amounts as follows:

	Year ended December 31,
(Amounts in thousands) Profit
	2003	2002	2001

Total segment operating income (before special items)	$182,639	$205,477	$192,204
Net interest expense	80,221	92,932	118,128
Other expense (income), net	4,590	3,241	(1,656)
Loss on debt repayment and extinguishment	1,346	11,237	24,974
Special items:
Purchase accounting adjustment associated with the required write-up of inventory	—	5,240	—
Integration expense	19,768	16,179	63,043
Restructuring expense	2,879	4,347	(1,208)

Earnings (loss) before income taxes	$73,835	$72,301	$(11,077)

Geographic Information

We attribute revenues to different geographic areas based on the facilities' location. Long-lived assets are classified based on the geographic area in which the assets are located and exclude deferred tax assets categorized as non-current. Sales related to and investments in identifiable assets by geographic area are as follows:

	Year ended December 31, 2003
(Amounts in thousands)	Sales	%	Long- lived Assets	%

United States	$1,201,214	50.0%	$1,215,454	77.3%
Europe	925,033	38.4%	313,753	19.9%
Other(1)	278,124	11.6%	43,998	2.8%

Consolidated total	$2,404,371	100.00%	$1,573,205	100.0%

	Year ended December 31, 2002
(Amounts in thousands)	Sales	%	Long- lived Assets	%

United States	$1,171,084	52.0%	$1,247,800	79.6%
Europe	787,727	35.0%	278,748	17.8%
Other(1)	292,337	13.0%	41,091	2.6%

Consolidated total	$2,251,148	100.0%	$1,567,639	100.0%

	Year ended December 31, 2001
(Amounts in thousands)	Sales	%	Long- lived Assets	%

United States	$828,848	43.2%	$733,898	67.8%
Europe	814,483	42.5%	296,055	27.3%
Other(1)	274,001	14.3%	53,390	4.9%

Consolidated total	$1,917,332	100.0%	$1,083,343	100.0%

(1)
Includes Canada, Latin America and Asia Pacific. No individual geographic segment within this group represents 10% or more of consolidated totals.

    Net sales to international customers, including export sales from the United States, represented 61.0%, 56.0%, and 48.1% in 2003, 2002 and 2001, respectively.

Major Customer Information

We have no revenues from any individual customer that represent 10% or more of consolidated revenues for any of the years presented.

NOTE 17: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following presents the components of accumulated other comprehensive income (loss), net of related tax effects:

	Year ended December 31,
(Amounts in thousands)	2003	2002	2001

Foreign currency translation	$(60,656)	$(97,483)	$(120,750)
Minimum pension liability	(52,483)	(60,189)	(17,242)
Hedging derivative instruments	(3,417)	(4,306)	(4,145)

Total	$(116,556)	$(161,978)	$(142,137)

NOTE 18: GUARANTOR AND FINANCIAL INFORMATION

Pursuant to the disclosure requirements arising under the Senior Subordinated Notes, the following consolidating financial information presents the consolidating balance sheet at December 31, 2003 and 2002, and the related statements of operations and cash flows for each of the three years in the period ended December 31, 2003 for:

  •
  Flowserve Corporation, the parent;

  •
  Flowserve Finance B.V.;

  •
  the guarantor subsidiaries;

  •
  the nonguarantor subsidiaries; and

  •
  the Company on a consolidated basis.

    The information includes elimination entries necessary to consolidate Flowserve Corporation, the parent, with Flowserve Finance, B.V., and guarantor and nonguarantor subsidiaries.

    Although not accurate in absolute terms, generally our U.S. subsidiaries constitute guarantor subsidiaries, whereas our non-U.S. subsidiaries constitute non-guarantor subsidiaries.

    The parent's investments in subsidiaries are accounted for using the equity method of accounting. The guarantor and non-guarantor subsidiaries are presented on a combined basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Separate financial statements for the guarantor subsidiaries and the non-guarantor subsidiaries are omitted because of immateriality.

CONSOLIDATING STATEMENT OF OPERATIONS

	Year ended December 31, 2003
(Amounts in thousands)	Parent	Flowserve Finance B.V.	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Sales	$—	$—	$1,182,656	$1,338,188	$(116,473)	$2,404,371
Cost of sales	—	—	866,090	932,333	(116,473)	1,681,950

Gross profit	—	—	316,566	405,855	—	722,421
Selling, general and administrative expense	—	—	309,101	230,681	—	539,782
Integration expenses	—	—	10,523	9,245	—	19,768
Restructuring expenses	—	—	133	2,746	—	2,879

Operating income	—	—	(3,191)	163,183	—	159,992
Net interest (income) expense	(30,240)	27,580	81,397	1,484	—	80,221
Loss on debt prepayment and extinguishment	1,346	—	—	—	—	1,346
Other expense (income), net	—	(4)	(64,399)	68,993	—	4,590
Equity in (earnings) loss of subsidiaries	(34,684)	—	—	—	34,684	—

Earnings (loss) before income taxes	63,578	(27,576)	(20,189)	92,706	(34,684)	73,835
Provision (benefit) for income taxes	10,690	1,202	(6,386)	15,441	—	20,947

Net earnings (loss)	$52,888	$(28,778)	$(13,803)	$77,265	$(34,684)	$52,888

CONSOLIDATING STATEMENT OF OPERATIONS

	Year ended December 31, 2002
(Amounts in thousands)	Parent	Flowserve Finance B.V.	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Sales	$—	$—	$1,239,095	$1,113,787	$(101,734)	$2,251,148
Cost of sales	—	—	914,598	760,614	(101,734)	1,573,478

Gross profit	—	—	324,497	353,173	—	677,670
Selling, general and administrative expense	—	—	301,894	175,539	—	477,433
Integration expenses	—	—	14,224	1,955	—	16,179
Restructuring expenses	—	—	2,718	1,629	—	4,347

Operating income	—	—	5,661	174,050	—	179,711
Net interest expense (income)	(13,342)	15,736	80,958	9,580	—	92,932
Loss on debt prepayment and extinguishment	11,237	—	—	—	—	11,237
Other expense (income), net	36	—	(50,545)	53,750	—	3,241
Equity in earnings of subsidiaries	(44,486)	—	—	—	44,486	—

Earnings (loss) before income taxes	46,555	(15,736)	(24,752)	110,720	(44,486)	72,301
Provision (benefit) for income taxes	1,058	1,923	(7,279)	31,102	—	26,804

Net earnings (loss)	$45,497	$(17,659)	$(17,473)	$79,618	$(44,486)	$45,497

CONSOLIDATING STATEMENT OF OPERATIONS

	Year ended December 31, 2001
(Amounts in thousands)	Parent	Flowserve Finance B.V.	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Sales	$—	$—	$1,176,386	$850,868	$(109,922)	$1,917,332
Cost of sales	—	—	837,147	586,565	(109,922)	1,313,790

Gross profit	—	—	339,239	264,303	—	603,542
Selling, general and administrative expense	—	—	271,915	139,423	—	411,338
Integration expenses	—	—	50,187	12,856	—	63,043
Restructuring expenses	—	—	(1,108)	(100)	—	(1,208)

Operating income	—	—	18,245	112,124	—	130,369
Net interest expense	19,269	2,174	86,787	9,898	—	118,128
Loss on debt prepayment and extinguishment	17,029	7,945	—	—	—	24,974
Other expense (income), net	—	2	(29,101)	27,443	—	(1,656)
Equity in earnings of subsidiaries	(13,823)	—	—	—	13,823	—

Earnings (loss) before income taxes	(22,475)	(10,121)	(39,441)	74,783	(13,823)	(11,077)
Provision (benefit) for income taxes	(11,987)	(2,266)	(11,421)	25,085	—	(589)

Net earnings (loss)	$(10,488)	$(7,855)	$(27,964)	$49,642	$(13,823)	$(10,488)

CONSOLIDATING BALANCE SHEET

	December 31, 2003
(Amounts in thousands)	Parent	Flowserve Finance B.V.	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Current assets:
Cash and cash equivalents	$—	$—	$431	$53,091	$—	$53,522
Intercompany receivables	94,058	3,013	204,157	39,483	(340,711)	—
Accounts receivable, net	—	—	218,579	281,294	—	499,873
Inventories	—	—	211,075	224,871	—	435,946
Deferred taxes	—	—	77,590	1,493	—	79,083
Prepaid expenses	—	—	2,550	20,060	—	22,610

Total current assets	94,058	3,013	714,382	620,292	(340,711)	1,091,034
Property, plant and equipment, net	—	—	210,482	229,842	—	440,324
Investment in subsidiaries	354,139	219,532	514,853	—	(1,088,524)	—
Intercompany receivables	1,219,430	98,873	265,572	242,232	(1,826,107)	—
Goodwill	—	—	680,684	190,782	—	871,466
Other intangible assets, net	—	—	135,918	31,364	—	167,282
Other assets	15,790	2,881	176,430	35,446	—	230,547

Total assets	$1,683,417	$324,299	$2,698,321	$1,349,958	$(3,255,342)	$2,800,653

Current liabilities:
Accounts payable	$—	$—	$96,398	$166,155	$—	$262,553
Intercompany payables	—	30,971	272,075	37,665	(340,711)	—
Accrued liabilities	10,453	4,148	133,498	135,439	—	283,538
Long-term debt due within one year	66,395	—	—	97	—	66,492
Deferred taxes	—	—	17,621	2,454	—	20,075

Total current liabilities	76,848	35,119	519,592	341,810	(340,711)	632,658
Long-term debt due after one year	785,821	80,997	420	12,528	—	879,766
Intercompany payables	—	312,357	1,393,409	120,341	(1,826,107)	—
Retirement benefits and other liabilities	—	—	322,885	144,596	—	467,481
Shareholders' equity:
Serial preferred stock	—	—	—	—	—	—
Common shares	72,018	—	2	182,331	(182,333)	72,018
Capital in excess of par value	477,443	—	300,963	426,194	(727,157)	477,443
Retained earnings (deficit)	442,973	(34,281)	212,056	355,371	(533,146)	442,973

	992,434	(34,281)	513,021	963,896	(1,442,636)	992,434
Treasury stock, at cost	(62,575)	—	—	—	—	(62,575)
Deferred compensation obligation	7,445	—	—	—	—	7,445
Accumulated other comprehensive (loss) income	(116,556)	(69,893)	(51,006)	(233,213)	354,112	(116,556)

Total shareholders' equity	820,748	(104,174)	462,015	730,683	(1,088,524)	820,748

Total liabilities and shareholders' equity	$1,683,417	$324,299	$2,698,321	$1,349,958	$(3,255,342)	$2,800,653

CONSOLIDATING BALANCE SHEET

	December 31, 2002
(Amounts in thousands)	Parent	Flowserve Finance B.V.	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Current assets:
Cash and cash equivalents	$—	$—	$6,937	$42,308	$—	$49,245
Intercompany receivables	181,156	3,822	48,691	49,962	(283,631)	—
Accounts receivable, net	—	1	222,112	268,310	—	490,423
Inventories	—	—	222,324	196,894	—	419,218
Deferred taxes	—	—	24,519	1,550	—	26,069
Prepaid expenses	—	—	14,948	14,596	—	29,544

Total current assets	181,156	3,823	539,531	573,620	(283,631)	1,014,499
Property, plant and equipment, net	—	—	243,548	220,150	—	463,698
Investment in subsidiaries	343,542	296,065	514,853	—	(1,154,460)	—
Intercompany receivables	1,219,430	82,532	330,260	220,422	(1,852,644)	—
Goodwill	—	—	674,136	168,485	—	842,621
Other intangible assets, net	—	—	146,967	29,530	—	176,497
Other assets	19,468	2,748	66,255	31,276	—	119,747

Total assets	$1,763,596	$385,168	$2,515,550	$1,243,483	$(3,290,735)	$2,617,062

Current liabilities:
Accounts payable	$—	$—	$99,320	$134,185	$—	$233,505
Intercompany payables	(597)	18,002	242,783	23,443	(283,631)	—
Accrued liabilities	26,960	3,353	96,354	107,595	—	234,262
Long-term debt due within one year	38,564	—	—	46	—	38,610
Deferred taxes	—	—	3,408	1,527	—	4,935

Total current liabilities	64,927	21,355	441,865	266,796	(283,631)	511,312
Long-term debt due after one year	977,386	67,546	420	10,396	—	1,055,748
Intercompany payables	—	324,617	1,420,559	107,468	(1,852,644)	—
Retirement benefits and other liabilities	—	—	195,072	133,647	—	328,719
Shareholders' equity:
Serial preferred stock	—	—	—	—	—	—
Common shares	72,018	—	2	182,331	(182,333)	72,018
Capital in excess of par value	477,635	—	300,963	426,194	(727,157)	477,635
Retained earnings (deficit)	390,085	(25,857)	226,171	199,365	(399,679)	390,085

	939,738	(25,857)	527,136	807,890	(1,309,169)	939,738
Treasury stock, at cost	(63,809)	—	—	—	—	(63,809)
Deferred compensation obligation	7,332	—	—	—	—	7,332
Accumulated other comprehensive (loss) income	(161,978)	(2,493)	(69,502)	(82,714)	154,709	(161,978)

Total shareholders' equity	721,283	(28,350)	457,634	725,176	(1,154,460)	721,283

Total liabilities and shareholders' equity	$1,763,596	$385,168	$2,515,550	$1,243,483	$(3,290,735)	$2,617,062

CONSOLIDATING STATEMENT OF CASH FLOWS

	Year ended December 31, 2003
(Amounts in thousands)	Parent	Flowserve Finance B.V.	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Cash flows—Operating activities:
Net earnings (loss)	$52,888	$(28,778)	$(13,803)	$77,265	$(34,684)	$52,888
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
Depreciation	—	—	33,717	28,445	—	62,162
Amortization	—	—	8,420	2,039	—	10,459
Amortization of prepaid financing fees and discount	4,236	735	—	—	—	4,971
Write-off of unamortized prepaid financing fees	1,346	—	—	—	—	1,346
Other direct costs of long-term debt repayment	—	—	—	—	—	—
Loss on impairment of assets	—	—	163	—	—	163
Net (gain) loss on disposition of fixed assets	—	—	—	17	—	17
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	—	—	(159)	31,007	—	30,848
Inventories	—	—	6,721	8,106	—	14,827
Intercompany receivable and payable	123,839	9,290	(115,869)	(44,846)	27,586	—
Prepaid expenses	—	—	5,666	(7,571)	7,098	5,193
Other assets	(138)	—	(10,355)	14,383	—	3,890
Accounts payable	103	—	4,597	10,244	—	14,944
Accrued liabilities	(16,507)	422	36,607	2,690	—	23,212
Retirement benefits and other liabilities	—	—	(14,147)	4,411	—	(9,736)
Net deferred taxes	—	—	(9,798)	(21,367)	—	(31,165)

Net cash flows provided (used) by operating activities	165,767	(18,331)	(68,240)	104,823	—	184,019

Cash flows—Investing activities:
Capital expenditures	—	—	(13,612)	(15,176)	—	(28,788)
Cash received for disposals of assets	—	—	2,207	—	—	2,207
Payments for acquisitions, net of cash acquired	—	—	—	—	—	—
Change in investments in subsidiaries	—	—	—	—	—	—

Net cash flows (used) provided by investing activities	—	—	(11,405)	(15,176)	—	(26,581)

Cash flows—Financing activities:
Net repayments under lines of credit	—	—	—	—	—	—
Proceeds from long-term debt	—	—	—	—	—	—
Payments of long-term debt	(164,000)	—	—	—	—	(164,000)
Payment of prepaid financing fees	(1,767)	—	—	—	—	(1,767)
Other direct costs of long-term debt repayment	—	—	—	—	—	—
Proceeds from issuance of common stock	—	—	—	—	—	—
Cash dividends paid	—	18,331	73,282	(91,613)	—	—
Net proceeds from stock option activity	—	—	—	—	—	—

Net cash flows provided (used) by financing activities	(165,767)	18,331	73,282	(91,613)	—	(165,767)
Effect of exchange rate changes	—	—	32	12,574	—	12,606

Net change in cash and cash equivalents	—	—	(6,331)	10,608	—	4,277
Cash and cash equivalents at beginning of year	—	—	6,762	42,483	—	49,245

Cash and cash equivalents at end of year	$—	$—	$431	$53,091	$—	$53,522

CONSOLIDATING STATEMENT OF CASH FLOWS

	Year ended December 31, 2002
(Amounts in thousands)	Parent	Flowserve Finance B.V.	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Cash flows—Operating activities:
Net earnings (loss)	$45,497	$(17,659)	$(17,473)	$79,618	$(44,486)	$45,497
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
Depreciation	—	—	32,444	24,303	—	56,747
Amortization	—	—	7,055	1,511	—	8,566
Amortization of prepaid financing fees and discount	4,736	413	—	—	—	5,149
Write-off of unamortized prepaid financing fees	5,842	—	—	—	—	5,842
Other direct costs of long-term debt repayment	5,700	—	—	—	—	5,700
Net (gain) loss on disposition of fixed assets	—	—	24	(1,747)	—	(1,723)
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	—	22	44,654	32,055	—	76,731
Inventories	—	—	21,091	8,434	—	29,525
Intercompany receivable and payable	(427,096)	272,529	348,646	(249,307)	55,228	—
Prepaid expenses	—	643	7,855	8,816	—	17,314
Other assets	(810)	181	11,107	(23,147)	—	(12,669)
Accounts payable	160	—	(17,978)	12,451	—	(5,367)
Accrued liabilities	13,966	488	(47,077)	5,938	—	(26,685)
Retirement benefits and other liabilities	—	—	27,140	9,743	—	36,883
Net deferred taxes	—	—	(10,006)	17,348	—	7,342

Net cash flows provided (used) by operating activities	(352,005)	256,617	407,482	(73,984)	10,742	248,852

Cash flows—Investing activities:
Capital expenditures	—	—	(16,220)	(14,655)	—	(30,875)
Cash received for disposals of assets	—	—	8,720	—	—	8,720
Payments for acquisitions, net of cash acquired	—	—	(535,067)	—	—	(535,067)
Change in investments in subsidiaries	23,927	(258,421)	(32,934)	(50,252)	317,680	—

Net cash flows (used) provided by investing activities	23,927	(258,421)	(575,501)	(64,907)	317,680	(557,222)

Cash flows—Financing activities:
Net repayments under lines of credit	(70,000)	—	—	—	—	(70,000)
Proceeds from long-term debt	795,306	—	—	—	—	795,306
Payments of long-term debt	(683,923)	—	—	—	—	(683,923)
Payment of prepaid financing fees	(6,080)	—	—	—	—	(6,080)
Other direct costs of long-term debt repayment	—	—	—	—	—	—
Proceeds from issuance of common stock	275,925	—	—	—	—	275,925
Cash dividends paid	—	—	24,402	(24,402)	—	—
Net proceeds from stock option activity	16,850	1,804	150,539	176,079	(328,422)	16,850

Net cash flows provided (used) by financing activities	328,078	1,804	174,941	151,677	(328,422)	328,078
Effect of exchange rate changes	—	—	15	8,022	—	8,037

Net change in cash and cash equivalents	—	—	6,937	20,808	—	27,745
Cash and cash equivalents at beginning of year	—	—	—	21,500	—	21,500

Cash and cash equivalents at end of year	$—	$—	$6,937	$42,308	$—	$49,245

CONSOLIDATING STATEMENT OF CASH FLOWS

	Year ended December 31, 2001
(Amounts in thousands)	Parent	Flowserve Finance B.V.	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Cash flows—Operating activities:
Net earnings (loss)	$(10,488)	$(7,855)	$(27,964)	$49,642	$(13,823)	$(10,488)
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
Depreciation	—	—	28,703	20,188	—	48,891
Amortization	—	—	21,365	3,599	—	24,964
Amortization of prepaid financing fees and discount	5,857	879	—	—	—	6,736
Write-off of unamortized prepaid financing fees	5,844	1,810	—	—	—	7,654
Other direct costs of long-term debt repayment	13,476	3,844	—	—	—	17,320
Net gain (loss) on disposition of fixed assets	—	—	114	(897)	—	(783)
Impairment of assets	—	—	679	—	—	679
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	12	—	12,462	3,306	—	15,780
Inventories	—	—	(3,960)	(40,637)	—	(44,597)
Intercompany receivable and payable	(127,425)	36,017	6,275	62,487	22,646	—
Prepaid expenses	—	—	4,737	(21,759)	—	(17,022)
Other assets	(859)	(48)	28,760	(37,410)	—	(9,557))
Accounts payable	(1,466)	—	14,601	(15,321)	—	(2,186)
Accrued liabilities	12,863	2,560	(42,211)	(28,308)	210	(54,886)
Retirement benefits and other liabilities	8,221	—	(37,734)	17,004	—	(12,509)
Net deferred taxes	—	—	(24,263)	6,518	—	(17,745)

Net cash flows (used) provided by operating activities	(93,965)	37,207	(18,436)	18,412	9,033	(47,749)

Cash flows—Investing activities:
Capital expenditures	—	—	(20,537)	(14,688)	—	(35,225)
Cash received for disposals of assets	—	—	5,855	2,868	—	8,723
Payments for acquisitions, net of cash acquired	—	—	(1,685)	—	—	(1,685)
Change in investments in subsidiaries	—	—	(21,541)	—	21,541	—

Net cash flows used by investing activities	—	—	(37,908)	(11,820)	21,541	(28,187)

Cash flows—Financing activities:
Net borrowings under lines of credit	70,000	—	—	—	—	70,000
Proceeds from long-term debt	—	—	420	—	—	420
Payments of long-term debt	(124,580)	(31,000)	—	—	—	(155,580)
Payments of prepaid financing fees
Other direct costs of long-term debt repayment	(13,476)	(3,844)	—	—	—	(17,320)
Proceeds from issuance of common stock	154,022	—	—	—	—	154,022
Cash dividends paid	—	—	12,186	(12,189)	—	(3)
Net proceeds from stock option activity	7,999	(2,363)	43,955	(18,916)	(22,676)	7,999

Net cash flows provided (used) by financing activities	93,965	(37,207)	56,561	(31,105)	(22,676)	59,538
Effect of exchange rate changes	—	—	(217)	(4,226)	—	(4,443)

Net change in cash and cash equivalents	—	—	—	(28,739)	7,898	(20,841)
Cash and cash equivalents at beginning of year	—	—	—	50,239	(7,898)	42,341

Cash and cash equivalents at end of year	$—	$—	$—	$21,500	$—	$21,500

NOTE 19: QUARTERLY FINANCIAL DATA (UNAUDITED)

On February 3, 2004, we announced our intention to restate our unaudited financial results for the nine months ended September 30, 2003 and the full years (and related unaudited quarterly data) 2002, 2001 and 2000 as a result of identifying certain adjustments required to properly state these periods. The restated consolidated financial information reflects adjustments made to previously reported financial statements for each of the years ended December 31, 2002, 2001 and 2000, which were previously filed as Amendment No. 1 to our 2002 annual report on Form 10-K/A. The restatement effects during 2003 primarily affect our pump and valve segments and principally relate to correcting: inventory amounts and related cost of sales; various non-inventory account balances; and the classification of various balance sheet accounts. The restatement increased (reduced) reported earnings before income taxes by $(1.2) million, $3.2 million and $0.1 million for the first, second and third quarters of 2003, respectively.

Inventory And Cost Of Sales Adjustments

The inventory and cost of sales adjustments primarily resulted from reconciliation issues at two of our reporting locations due to difficulties associated with converting to new computer systems. The difficulties in executing the conversions and related reconciliation issues resulted in inventory amounts not being properly charged to cost of sales in the appropriate periods. These adjustments increased reported earnings before income taxes by $0.1 million, $5.2 million and $0.3 million for the first, second and third quarters of 2003, respectively. Additionally, we restated for adjustments to cost of sales resulting from inventory and related account reconciliations at a limited number of other locations which reduced reported earnings before income taxes by $(1.1) million, $(3.7) million and $(0.5) million for the first, second and third quarters of 2003, respectively.

Other Adjustments

The restatement increased (reduced) reported earnings before income taxes by $(0.2), $1.7 and $0.3 for the first, second and third quarters of 2003, respectively, for adjustments identified during the reconciliation of cash, intercompany transactions, investments in affiliates, equipment and accrued liabilities as well as foreign exchange transactions.

Tax Adjustments

The restatement includes the tax effects of the aforementioned adjustments. Additionally, the tax provision for the third quarter of 2003 has been restated to give discrete recognition to a tax refund related to historical foreign sales corporation activity, which had the effect of reducing the third quarter effective tax rate to 13.0% from the previously reported 34.5%. The effective tax rate in the fourth quarter was 32.2% based upon the final determination of our income tax provision.

Balance Sheet Adjustments

We have restated amounts within the balance sheet accounts to appropriately classify tax assets and liabilities; including the establishment of deferred taxes related to the cumulative translation adjustment account in the aggregate amount of $31.1 million.

Future Filings

We intend to restate and file with the Securities and Exchange Commission the quarterly operating results for each of the first three quarters of 2003 to present our financial information after giving recognition to the restatement described herein.

The following presents a summary of the unaudited quarterly data for 2003, restated to give effect to the aforementioned adjustments:

(Amounts in millions, except per share data)	2003(a)
Quarter	4th	3rd		2nd		1st
		As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Sales	$660.1	$565.1	$565.6	$614.0	$614.4	$564.0	$564.3
Gross profit	199.4	172.9	172.7	180.0	181.8	169.5	168.6
Net earnings	15.9	10.6	14.2	13.2	15.3	8.2	7.5
Earnings per share (basic)	$0.29	$0.19	$0.26	$0.24	$0.28	$0.15	$0.14
Earnings per share (diluted)	$0.29	$0.19	$0.26	$0.24	$0.28	$0.15	$0.14
(a)
Net earnings in 2003 include IFC integration expense of $19.8 million, restructuring expense of $2.9 million, resulting in a reduction of net earnings of $16.0 million.

The following presents a summary of the unaudited quarterly financial data for 2002:

(Amounts in millions, except per share data)	2002(a)
Quarter	4th	3rd	2nd	1st
Net sales	$624.8	$586.7	$592.5	$447.1
Gross profit	187.5	173.8	179.8	136.5
Net earnings (loss)	13.5	8.1	14.9	9.0
Earnings (loss) per share (basic)	$0.24	$0.15	$0.29	$0.20
Earnings (loss) per share (diluted)	$0.24	$0.15	$0.28	$0.20
(a)
Net earnings in 2002 include IFC integration expense of $16.2 million, restructuring expense of $4.3 million, a $5.2 million purchase accounting adjustment associated with the required write-up and subsequent sale of acquired inventory, and a loss of debt repayment and extinguishment of $11.2 million, resulting in a reduction of net earnings of $24.3 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report on Form 10-K, December 31, 2003. During this evaluation, our CEO and CFO became aware of several weaknesses related to the internal controls over financial reporting.

    In April 2003, our independent auditors, PricewaterhouseCoopers, LLP ("PwC"), advised the Audit/Finance Committee of the Board of Directors (the "Audit/Finance Committee") of various matters related to inventories at one of our facilities that may be considered reportable conditions under standards established by the American Institute of Certified Public Accountants. The Audit/Finance Committee asked management to direct significant resources to address these inventory-related matters and reconcile inventory amounts at this facility during the balance of 2003.

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

    As a result of matters giving rise to the restatement for the nine months ended September 30, 2003 and full years 2002, 2001 and 2000, the Audit/Finance Committee commissioned an independent investigation of matters related to the restatement in early March 2004. The final investigation results revealed inappropriate accounting entries pertaining to inventory amounts and related cost of sales entries in 2003, which were made without proper substantiation and were not recognized in the appropriate periods.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CERTAIN OTHER CORPORATE OFFICERS OF THE REGISTRANT

The information contained under the heading "Proposal Number One: Election of Directors" in the definitive Proxy Statement for the Annual Meeting of Shareholders tentatively scheduled to be held on June 22, 2004, (the "2004 Proxy Statement") is incorporated herein by reference. Information about our executive officers is contained in Item 4A in Part I of this Form 10-K. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the section of the 2004 Proxy Statement entitled "Section 16(a) Beneficial Ownership Reporting Compliance." Information about our Audit/Finance Committee, including the members of the committee, and our audit committee financial expert is incorporated by reference from the section of the 2004 Proxy Statement entitled "Board of Directors—Audit/Finance Committee." Information about material changes to the procedures by which shareholders may recommend nominees to the Company's Board is incorporated by reference from the section of the 2004 Proxy Statement entitled "Shareholder Director Nominations".

    The Company's principal executive officer and CEO, principal financial and accounting officer and CFO and other senior financial managers performing similar functions have adopted and executed a Financial Management Code of Ethics, a copy of which was attached as Exhibit 14.1 to the 2002 Form 10-K Filing, filed with the SEC on March 21, 2003. The Company also has a Code of Business Conduct for directors, officers and employees. Copies of the Financial Management Code of Ethics or the Code of Business Conduct for directors, officers and employees are available on the Company's website at www.flowserve.com. Persons may also submit a written request for copies of such codes to Michael E. Conley, Director, Investor Relations, Flowserve Corporation, 5215 N. O'Connor Blvd., Suite 2300, Irving, Texas 75039. Copies will be provided free of charge. The Company intends to disclose any change in the Financial Management Code of Ethics and the grant of any waiver of any ethics provision in such code to any specified officer or manager via an 8-K report filed with the SEC. In addition, any 8-K reports filed in connection with any such change or waiver will be posted on the Company's website at www.flowserve.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is set forth under the headings "Director Compensation," "Executive Compensation," "Employment and Change in Control Arrangement," "Report of the Compensation Committee" and "Stock Performance Graphs" in the 2004 Proxy Statement which is incorporated herein by reference.

Compensation Committee Interlocks and Insider Participation

During 2003, the members of the Compensation Committee were Christopher A. Bartlett, Hugh H. Coble, George T. Haymaker, Jr., Michael F. Johnston and Kevin E. Sheehan. None of the members of the Compensation Committee was at any time during 2003, or at any other time, an officer or employee of the Company. No member of the Compensation Committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-averaged exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	3,111,922	(1)	$21.71		186,177
Equity compensation plans not approved by security holders	22,500		$0	(2)	N/A	(3)

Total	3,134,422		$21.71		186,177

(1)
Includes currently exercisable, plus outstanding non-vested options.

(2)
No cost to exercise.

(3)
No definitive amount allocated.

    The additional information required by this Item 12 is set forth in the 2004 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is set forth under heading "Other Audit Information" in the 2004 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
1.    Financial Statements

  The following index lists consolidated financial statements and notes thereto filed as part of this annual report on Form 10-K:

Report of Independent Auditors	43
Flowserve Corporation Consolidated Financial Statements:
Consolidated Balance Sheets at December 31, 2003 and 2002	45
For each of the three years in the period ended December 31, 2003:
Consolidated Statements of Operations	44
Consolidated Statements of Comprehensive Income/(Loss)	44
Consolidated Statements of Shareholders' Equity	46
Consolidated Statements of Cash Flows	47
Notes to Consolidated Financial Statements	48
2.
Financial Statement Schedule

  The required financial statement schedule, together with the report thereon of PricewaterhouseCoopers LLP, dated April 26, 2004 , are indicated on this index on page F-1.

3.
Exhibits

  The exhibits listed on the accompanying Index to Exhibits on pages 94 through 99 are either incorporated by reference or they are attached hereto as part of this Form 10-K.

(b)
Reports on Form 8-K

On December 22, 2003, we filed a Form 8-K announcing a press release we issued on the same day which reduced our earnings outlook for 2003 and reconfirmed that we still expected to meet our current year debt reduction target of $50 million and our cash flow target.

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

SIGNATURE	TITLE	DATE

/s/ C. SCOTT GREER C. Scott Greer	Chairman, President and Chief Executive Officer (Principal Executive Officer)	April 26, 2004
/s/ RENÉE J. HORNBAKER Renée J. Hornbaker	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 26, 2004
/s/ DIANE C. HARRIS Diane C. Harris	Director, Chairman of Audit/Finance Committee	April 26, 2004
/s/ WILLIAM C. RUSNACK William C. Rusnack	Director, Member of Audit/Finance Committee	April 26, 2004
/s/ CHARLES M. RAMPACEK Charles M. Rampacek	Director, Member of Audit/Finance Committee	April 26, 2004
/s/ JAMES O. ROLLANS James O. Rollans	Director, Member of Audit/Finance Committee	April 26, 2004
/s/ GEORGE T. HAYMAKER, JR. George T. Haymaker, Jr.	Director	April 26, 2004

INDEX TO EXHIBITS*

Exhibit No.	Description

2.1	Purchase Agreement by and among Flowserve Corporation, Flowserve RED Corporation, IDP Acquisition, LLC and Ingersoll-Rand Company, dated as of February 9, 2000, filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
2.2
Amendment No. 1, dated as of July 14, 2000, to the Purchase Agreement dated as of February 9, 2000, by and among Flowserve Corporation, Flowserve RED Corporation, IDP Acquisition, LLC and Ingersoll-Rand Company, filed as Exhibit 2.1 to the Company's report on Form 8-K, dated as of July 19, 2000.
2.3
Agreement and Plan of Merger among Flowserve Corporation, Forest Acquisition Sub., Inc. and Innovative Valve Technologies, Inc., dated as of November 18, 1999, filed as Exhibit 99(c)(1) to the Schedule 14 D-1 Tender Offer Statement and Statement on Schedule 13-D dated as of November 22, 1999.
3.1	1988 Restated Certificate of Incorporation of The Duriron Company, Inc., filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988.
3.2	1989 Amendment to Certificate of Incorporation, filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.
3.3	By-Laws of The Duriron Company, Inc. (as restated), filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.
3.4	1996 Certificate of Amendment of Certificate of Incorporation, filed as Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
3.5	Amendment No. 1 to Restated By-Laws, filed as Exhibit 3.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
3.6
April 1997 Certificate of Amendment of Certificate of Incorporation, filed as part of Annex VI to the Joint Proxy Statement/Prospectus, which is part of the Registration Statement on Form S-4, dated June 19, 1997.
3.7	July 1997 Certificate of Amendment of Certificate of Incorporation, filed as Exhibit 3.6 to the Company's Quarterly Report on Form 10-Q, for the Quarter ended June 30, 1997.
3.8	Amendment No. 2 to Amended and Restated By-Laws, effective as of September 10, 2003 and filed as Exhibit 3.8 to this Annual Report on Form 10-K for the year ended December 31, 2003 (filed herewith).
3.9	Amendment No. 3 to Amended and Restated By-laws, effective as of April 26, 2004 and filed as Exhibit 3.9 to this Annual Report on Form 10-K for the year ended December 31, 2003 (filed herewith).
4.1
Lease agreement and indenture, dated as of January 1, 1995 and bond purchase agreement dated January 27, 1995, in connection with an 8% Taxable Industrial Development Revenue Bond, City of Albuquerque, New Mexico. (Relates to a class of indebtedness that does not exceed 10% of the total assets of the Company. The Company will furnish a copy of the documents to the Commission upon request.)

4.2
Rights Agreement dated as of August 1, 1986 between the Company and Bank One, N.A., as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate, filed as Exhibit 1 to the Company's Registration Statement on Form 8-A on August 13, 1986.
4.3	Amendment dated August 1, 1996, to Rights Agreement, filed as Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
4.4	Amendment No. 2 dated as of June 1, 1998, to the Rights Agreement dated as of August 13, 1986, and amended as of August 1, 1996, filed as Exhibit 10.3 to the Company's Form 8-A/A dated June 11, 1998.
4.5
Rate Swap Agreement in the amount of $25,000,000 between the Company and National City Bank dated November 14, 1996, filed as Exhibit 4.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
4.6
Rate Swap Agreement in the amount of $25,000,000 between the Company and Key Bank National Association dated October 28, 1996, filed as Exhibit 4.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
4.7
Indenture dated as of August 8, 2000, between the Company, the guarantors identified therein and The Bank of New York, as Trustee for $290,000,000 aggregate principal amount of 12.25% Senior Subordinated Notes due August 15, 2010, filed as Exhibit 4.7 to the Form S-4 Registration Statement dated as of September 27, 2000.
4.8
Indenture dated as of August 8, 2000, between Flowserve Finance B.V., the guarantors identified therein and The Bank of New York, as Trustee for $100,000,000 aggregate principal amount of 12.25% Senior Subordinated Notes due August 15, 2010, filed as Exhibit 4.8 to the Form S-4 Registration Statement dated as of September 27, 2000.
4.9
Dollar Notes Registration Rights Agreement dated August 3, 2000, among the Company, the Dollar Notes Guarantors, Credit Suisse First Boston, Bank of America Securities Inc, ABN AMRO Incorporated and Banc One Capital Markets, Inc., filed as Exhibit 4.10 to the Form S-4 Registration Statement dated as of September 27, 2000.
4.10
Euro Notes Registration Rights Agreement dated August 3, 2000, among FFBV, the Euro Notes Guarantors, Credit Suisse First Boston (Europe) Limited, Bank of America International Limited, ABN AMRO International Limited and First Chicago Limited, filed as Exhibit 4.11 to the Form S-4 Registration Statement, dated as of September 27, 2000.
10.1
Flowserve Corporation Incentive Compensation Plan for Senior Executives, as amended and restated effective October 1, 2000, filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.**
10.2	Supplemental Pension Plan for Salaried Employees, filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.**
10.3
Flowserve Corporation Director Deferral Plan, as amended and restated effective October 1, 2000, filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.**
10.4	First Master Benefit Trust Agreement dated October 1, 1987, filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.**
10.5	Amendment No. 1 to the first Master Benefit Trust Agreement dated October 1, 1987, filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.**

10.6	Amendment No. 2 to First Master Benefit Trust Agreement, filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.**
10.7	Second Master Benefit Trust Agreement dated October 1, 1987, filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.**
10.8	First Amendment to Second Master Benefit Trust Agreement, filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.**
10.9	Long-Term Incentive Plan, as amended and restated effective October 1, 2000, filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.**
10.10
Flowserve Corporation 1989 Stock Option Plan as amended and restated effective January 1, 1997, filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.**
10.11
Flowserve Corporation Second Amendment to the 1989 Stock Option Plan as previously amended and restated, filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.**
10.12	Amendment No. 3 to the Flowserve Corporation 1989 Stock Option Plan, filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.**
10.13
Flowserve Corporation 1989 Restricted Stock Plan (the "1989 Restricted Stock Plan") as amended and restated effective January 1, 1997, filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.**
10.14	Amendment No. 1 to the 1989 Restricted Stock Plan as amended and restated, filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.**
10.15	Amendment No. 2 to Flowserve Corporation 1989 Restricted Stock Plan, filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.**
10.16	Flowserve Corporation 1989 Restricted Stock Dividend Plan, effective October 1, 2000, filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.**
10.17
Flowserve Corporation Retirement Compensation Plan for Directors ("Director Retirement Plan"), filed as Exhibit 10.15 to the Company's Annual Report to Form 10-K for the year ended December 31, 1988.**
10.18	Amendment No. 1 to Director Retirement Plan, filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**
10.19	The Company's Benefit Equalization Pension Plan (the "Equalization Plan"), filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.**
10.20	Amendment No. 1 dated December 15, 1992 to the Equalization Plan. filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.**

10.21
Flowserve Corporation Executive Equity Incentive Plan as amended and restated effective July 21, 1999, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.**
10.22	Flowserve Corporation Deferred Compensation Plan, filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.**
10.23	Executive Life Insurance Plan of The Duriron Company, Inc., filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**
10.24	Executive Long-Term Disability Plan of The Duriron Company, Inc, filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.**
10.25	The Duriron Company, Inc. 1997 Stock Option Plan, included as Exhibit A to the Company's 1997 Proxy Statement, filed on March 17, 1997.**
10.26	First Amendment to the Flowserve Corporation 1997 Stock Option Plan, filed as Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.**
10.27	Amendment No. 2 to the Flowserve Corporation 1997 Stock Option Plan, filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.**
10.28	Amendment No. 3 to the Flowserve Corporation 1997 Stock Option Plan, filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.**
10.29	Flowserve Corporation 1999 Stock Option Plan was included as Exhibit A to the Company's 1999 Proxy Statement, filed on March 15, 1999.**
10.30	Amendment No. 1 to the Flowserve Corporation 1999 Stock Option Plan, filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.**
10.31	Amendment No. 2 to the Flowserve Corporation 1999 Stock Option Plan, filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.**
10.32
BW/IP International, Inc. Supplemental Executive Retirement Plan as amended and restated, filed as Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the quarter entered March 31, 1998.**
10.33	Flowserve Corporation 1998 Restricted Stock Plan, included as Appendix A to the Company's 1999 Proxy Statement which was filed on April 9, 1998.**
10.34	Amendment No. 1 to the Flowserve Corporation 1998 Restricted Stock Plan, filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.**
10.35	Amendment No. 2 to the Flowserve Corporation 1998 Restricted Stock Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.**
10.36	Amendment No. 3 to Flowserve Corporation 1998 Restricted Stock Plan, filed as Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.**

10.37	Amendment No. 4 to the Flowserve Corporation 1998 Restricted Stock Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.**
10.38	Flowserve Corporation 1998 Restricted Stock Dividend Plan (effective October 1, 2000), filed as Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.**
10.39	Employment Agreement, effective July 1, 1999, between the Company and C. Scott Greer, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10Q for the quarter ended June 30, 1999.**
10.40	Loan Agreement between the Company and C. Scott Greer, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.**
10.41
Credit Agreement among the Registrant, certain of its subsidiaries referred to therein, the lenders referred therein, Credit Suisse First Boston, New York branch, a syndication agent, Bank of America, N.A., as administrative agent, collateral agent and swingline lender, and ABN AMRO Bank N.V., Bank One, N.A. and Salomon Smith Barney, Inc., as co-documentation agents, dated August 8, 2000 ("2000 Credit Agreement"), filed as Exhibit 10.45 to the Form S-4 Registration Statement dated as of September 27, 2000.
10.42
Security Agreement among the Registrant, certain of its subsidiaries referred to therein and Bank of America, N.A. dated as of August 8, 2000, filed as Exhibit 10.46 to the Form S-4 Registration Statement dated as of September 27, 2000.
10.43	First Amendment to the 2000 Credit Agreement dated November 9, 2001, filed as Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.
10.44	Amendment to Master Benefit Trust Agreement, filed as Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.**
10.45	Executive Severance Arrangement, filed as Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.**
10.46
Flowserve Corporation Executive Officers Change In Control Severance Plan, effective January 1, 2002, filed as Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.**
10.47	Flowserve Corporation Officer Change In Control Severance Plan, effective January 1, 2002, filed as Exhibit 10.47 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.**
10.48
Flowserve Corporation Key Management Change In Control Severance Plan, effective January 1, 2002, filed as Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.**
10.49
Amendment No. 1 to the Flowserve Corporation Flex Health & Welfare Plan, as amended and restated, effective December 1, 2002, filed as Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.**
10.50
Amendment No. 1 to the Flowserve Corporation Deferred Compensation Plan, as amended and restated, effective June 1, 2000, filed as Exhibit 10.50 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.**

10.51	2002 Restricted Stock Unit Plan, effective December 1, 2002, filed as Exhibit 10.51 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.**
10.52	Flowserve Corporation Senior Management Retirement Plan, effective July 1, 1999, filed as Exhibit 10.52 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.**
10.53	Flowserve Corporation Supplemental Executive Retirement Plan, effective July 1, 1999, filed as Exhibit 10.53 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.**
10.54	Flowserve Corporation Performance Unit Plan, effective January 1, 2001, filed as Exhibit 10.54 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.**
10.55	First Amendment to First Amended and Restated Credit Agreement, effective June 30, 2003, filed as Exhibit 10.55 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.*
14.1
Flowserve Financial Management Code of Ethics adopted by the Company's principal executive officer and CEO, principal financial officer and CFO, principal accounting officer and controller, and other senior financial managers filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.
21.1	Subsidiaries of the Company (filed herewith).
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*
For exhibits of the Company incorporated by reference into this Annual Report on Form 10-K from a previous filing with the Commission, the Company's file number with the Commission since July 1997 is "1-13179" and the previous file number was "0-325."
**
Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

FLOWSERVE CORPORATION
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
Item 15(a)(1) and (2)

Flowserve Corporation Financial Statement Schedule for each of the three years in the period ended December 31, 2003
Report of Independent Auditors on Financial Statement Schedule	F-2
Schedule II—Valuation and Qualifying Accounts	F-3

    Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS ON
FINANCIAL STATEMENT SCHEDULE

To The Board of Directors and Shareholders of Flowserve Corporation:

    Our audits of the consolidated financial statements referred to in our report dated April 26, 2004 also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP PricewaterhouseCoopers LLP Dallas, Texas
April 26, 2004

FLOWSERVE CORPORATION
Schedule II—Valuation and Qualifying Accounts
(dollars in thousands)

Column A	Column B	Column C		Column D	Column E
	Balance at beginning of year	Additions charged to cost and expenses	Additions charged to other accounts— acquisitions and related adjustments	Deductions from reserve	Balance at end of year
Description
Year ended December 31, 2003:
Allowance for doubtful accounts(a):	$21,010	$4,480	$—	$(6,918)	$18,572
Inventory reserves(b):	$41,375	$14,882	$—	$(14,910)	$41,347
Deferred tax asset valuation allowance(c)	$15,481	$1,889	$—	$(2,610)	$14,760
Year ended December 31, 2002:
Allowance for doubtful accounts(a):	$20,800	$3,091	$2,423	$(5,304)	$21,010
Inventory reserves(b):	$43,986	$4,093	$—	$(6,704)	$41,375
Deferred tax asset valuation allowance(c)	$18,897	$—	$—	$(3,416)	$15,481
Year ended December 31, 2001:
Allowance for doubtful accounts(a):	$18,481	$4,556	$2,087	$(4,324)	$20,800
Inventory reserves(b):	$37,114	$4,949	$5,948	$(5,025)	$42,986
Deferred tax asset valuation allowance(c)	$14,228	$4,669	$—	$—	$18,897

  (a)
  Deductions from reserve represent accounts written off net of recoveries and reductions due to improved aging of receivables.

  (b)
  Deductions from reserve represent inventory disposed of or written off.

  (c)
  Deductions from reserve result from the expiration or utilization of foreign tax credits previously reserved.

Forward-Looking Information is Subject to Risk and Uncertainty

This Annual Report on Form 10-K and other reports and oral statements made from time-to-time by the Company contain various forward-looking statements and include assumptions about the Company's future market conditions, operations and results. These statements are based on current expectations and are subject to significant risks and uncertainties. They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Among the many factors that could cause actual results to differ materially from the forward-looking statements are:

•
material adverse events in the national financial markets;

•
changes in the already competitive environment for the Company's products or competitors' responses to the Company's strategies;

•
the Company's ability to integrate past and future acquisitions into its management operations;

•
political risks, military actions or trade embargoes affecting customer markets, including continuing conflict in Iraq with its potential impact on Middle Eastern markets and global oil producers;

•
the health of the Company's various customer industries, including the petroleum, chemical, power and water industries;

•
economic turmoil in areas outside the United States;

•
global economic growth;

•
unanticipated difficulties or costs associated with new systems, including software;

•
the Company's relative geographical profitability and its impact on the Company's utilization of foreign tax credits;

•
the recognition of significant expenses associated with adjustments to realign the Company's facilities and other capabilities with its strategies and business conditions, including, without limitation, expenses incurred in restructuring the Company's operations and the cost of financing, including increases in interest costs; and

•
litigation developments.

    The Company undertakes no obligation to update or revise any forward-looking statements contained herein as a result of new information, future events or otherwise occurring after the date on which such forward-looking statements are made. New factors emerge from time-to-time, and it is not possible for the Company to predict all such factors.

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CERTAIN OTHER CORPORATE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
INDEX TO EXHIBITS
FLOWSERVE CORPORATION INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE Item 15(a)(1) and (2)
REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE
FLOWSERVE CORPORATION Schedule II—Valuation and Qualifying Accounts (dollars in thousands)