Form 10-Q/A
period 2003-03-31
FLOWSERVE CORP
filed 2004-07-08
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2003

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

Commission file number 1-13179

FLOWSERVE CORPORATION

(Exact name of registrant as specified in its charter)

New York	31-0267900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5215 N. O’Connor Boulevard Suite 2300, Irving, Texas	75039
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (972) 443-6500

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

FLOWSERVE CORPORATION

EXPLANATORY NOTE

On February 3, 2004, we announced we would restate our financial results for the nine months ended September 30, 2003 and full years 2002, 2001 and 2000.  On April 27, 2004, we filed a Form 10-K/A for the years ended December 31, 2002, 2001 and 2000 to restate our financial results for these full years.  The restatement predominantly corrects inventory and related balances and cost of sales.  For additional discussion regarding the restatement adjustments, see “Restatement” in Note 2 of the consolidated financial statements and “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report on Form 10-Q/A for the quarter ended March 31, 2003 (the “Form 10-Q/A”).

This Form 10-Q/A is being filed to amend and restate our Form 10-Q for the quarter ended March 31, 2003 (the “Original Form 10-Q”) as a result of the restatement and comments received from the Division of Corporate Finance of the Securities and Exchange Commission.  Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, this Form 10-Q/A contains the complete text of the amended and restated items.

Items being restated and amended by this Form 10-Q/A that contained forward-looking information in the Original Form 10-Q have been updated for periods that are now historical.  Other than updating those forward-looking statements and legal proceedings, we have not updated the information contained in this Form 10-Q/A for events or transactions occurring after May 9, 2003, the filing date of the Original Form 10-Q.  Events and transactions have taken place since May 9, 2003 that would have been disclosed in the Original Form 10-Q had such events taken place prior to May 9, 2003.  As a result, we recommend that you read this Form 10-Q/A in conjunction with our reports under the Securities Exchange Act of 1934 filed after May 9, 2003.

All amounts referenced in this Form 10-Q/A for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

In addition to this Form 10-Q/A, we will file amendments to our quarterly reports on Form 10-Q/A for the quarters ending June 30 and September 30, 2003.

Part I.                          FINANCIAL INFORMATION

Item 1.                       Financial Statements

FLOWSERVE CORPORATION

(Unaudited)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)	Three Months Ended March 31,
	2003	2002
	(Restated)	(Restated)

Sales	$564,269	$447,051
Cost of sales	395,715	310,528
Gross profit	168,554	136,523
Selling, general and administrative expense	128,539	100,156
Integration expense	6,410	-
Restructuring expense	1,012	-
Operating income	32,593	36,367
Interest expense	21,136	22,202
Interest income	(889)	(383)
Loss on optional prepayments of debt	159	—
Other expense, net	769	722
Earnings before income taxes	11,418	13,826
Provision for income taxes	3,939	4,839
Net earnings	$7,479	$8,987

Earnings per share (basic and diluted):	$0.14	$0.20

Average shares outstanding – basic	55,151	45,176
Average shares outstanding – diluted	55,233	45,805

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)	Three Months Ended March 31,
	2003	2002
	(Restated)	(Restated)
Net earnings	$7,479	$8,987
Other comprehensive income (expense):
Foreign currency translation adjustments	5,556	(7,582)
Cash flow hedging activity, net of tax effects	(216)	862
Other comprehensive income (expense)	5,340	(6,720)
Comprehensive income	$12,819	$2,267

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)	March 31, 2003	December 31, 2002
	(Restated) (Unaudited)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$38,467	$49,245
Accounts receivable, net	491,419	490,423
Inventories	423,056	419,218
Deferred taxes	37,109	26,069
Prepaid expenses	34,153	29,544
Total current assets	1,024,204	1,014,499
Property, plant and equipment, net	456,623	463,698
Goodwill	842,000	842,621
Other intangible assets, net	174,469	176,497
Other assets	98,549	119,747
Total assets	$2,595,845	$2,617,062

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$219,343	$233,505
Accrued liabilities	250,836	239,197
Long-term debt due within one year	31,600	38,610
Total current liabilities	501,779	511,312
Long-term debt due after one year	1,045,754	1,055,748
Retirement benefits and other liabilities	314,400	328,719
Shareholders’ equity:
Serial preferred stock, $1.00 par value, 1,000 shares authorized, no shares issued	—	—
Common shares, $1.25 par value	72,018	72,018
Shares authorized – 120,000
Shares issued – 57,614
Capital in excess of par value	477,999	477,635
Retained earnings	397,564	390,085
	947,581	939,738
Treasury stock, at cost – 2,819 and 2,794 shares	(64,317)	(63,809)
Deferred compensation obligation	7,289	7,332
Accumulated other comprehensive loss	(156,641)	(161,978)
Total shareholders’ equity	733,912	721,283
Total liabilities and shareholders’ equity	$2,595,845	$2,617,062

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION

(Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)	Three Months Ended March 31,
	2003	2002
	(Restated)	(Restated)
Cash flows – Operating activities:
Net earnings	$7,479	$8,987
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	15,483	11,637
Amortization	2,559	1,377
Amortization of prepaid financing fees and discount	1,242	1,385
Loss on optional prepayments of debt	159	—
Net gain on the disposition of fixed assets	(47)	(390)
Change in assets and liabilities:
Accounts receivable	6,782	12,876
Inventories	237	(2,860)
Prepaid expenses	(9,279)	4,214
Other assets	(1,214)	(2,649)
Accounts payable	(18,809)	12,236
Accrued liabilities	(7,508)	(15,529)
Income taxes payable	7,505	3,715
Retirement benefits and other liabilities	3,628	1,087
Net deferred taxes	5,358	(6,630)
Net cash flows provided by operating activities	13,575	29,456
Cash flows – Investing activities:
Capital expenditures	(5,536)	(6,109)
Cash received for disposal of assets	—	1,125
Net cash flows used by investing activities	(5,536)	(4,984)
Cash flows - Financing activities:
Net repayments under lines of credit	—	(28,000)
Payments of long-term debt	(20,000)	(8,411)
Net proceeds from stock option activity	—	10,251
Other	—	(163)
Net cash flows used by financing activities	(20,000)	(26,323)
Effect of exchange rate changes	1,183	(1,047)
Net change in cash and cash equivalents	(10,778)	(2,898)
Cash and cash equivalents at beginning of year	49,245	21,500
Cash and cash equivalents at end of period	$38,467	$18,602

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Note 1.          Basis of Presentation and Accounting Policies

Basis of Presentation

The accompanying consolidated balance sheet as of March 31, 2003, and the related consolidated statements of operations and comprehensive income/(loss) for the three months ended March 31, 2003 and 2002, and the consolidated statements of cash flows for the three months ended March 31, 2003 and 2002, are unaudited.  In management’s opinion, all adjustments comprising normal recurring adjustments necessary for a fair presentation of such consolidated financial statements have been made.

The accompanying consolidated financial statements and notes in this Form 10-Q/A are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes to the financial statements.  Accordingly, the accompanying consolidated financial information should be read in conjunction with our original 2002 Annual Report on Form 10-K and our amended 2002 Annual Report on Form 10-K/A.  Interim results are not necessarily indicative of results to be expected for a full year.

Stock-Based Compensation

We have several stock-based employee compensation plans.  We account for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Currently, no stock-based employee compensation cost is reflected in net earnings for stock option grants, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock on the grant date.

Awards of restricted stock are generally valued at the market price of our common stock on the grant date and recorded as unearned compensation within shareholder’s equity.  The unearned compensation is amortized to compensation expense over the vesting period of the restricted stock.

The following table illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation, calculated using the Black-Scholes option-pricing model.

	Quarter Ended March 31,
	2003	2002
Net earnings, as reported	$7,479	$8,987
Restricted stock compensation expense included in net earnings, net of related tax effects	62	203
Less: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(588)	(761)
Pro forma net earnings	$6,953	$8,429

Earnings per share (basic):
As reported	$.14	$.20
Pro forma	$.13	$.19

Earnings per share (diluted):
As reported	$.14	$.20
Pro forma	$.13	$.18

Because the determination of the fair value of all options granted includes an expected volatility factor and because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects for future years.

Other Accounting Policies

Our significant accounting policies, for which no changes have occurred in the quarter ended March 31, 2003, are detailed in Note 1 of our amended 2002 Annual Report on Form 10-K/A.

Note 2.          Restatement

On February 3, 2004, we announced our intention to restate our unaudited financial results for the nine months ended September 30, 2003 and the full years (and related unaudited quarterly data) for 2002, 2001 and 2000 as a result of identifying certain adjustments required to properly state these periods.  The accompanying restated consolidated financial statements reflect adjustments made to previously reported financial statements for the quarters ended March 31, 2003 and 2002 and the balance sheets at March 31, 2003 and December 31, 2002.  The restatement, primarily affecting our pump and valve segments, principally relates to correcting: inventory amounts and related cost of sales; various non-inventory account balances; the computation of the full year 2002 income tax provision; and the classification of various balance sheet accounts.  The restatement reduced originally reported earnings before income taxes by $1.2 million and $5.8 million for the quarters ended March 31, 2003 and 2002, respectively.

Inventory and Cost of Sales Adjustments

The inventory and cost of sales adjustments primarily resulted from reconciliation issues at two of our reporting locations due to difficulties associated with converting to new computer systems, including adjustments for certain inappropriate accounting entries made without proper substantiation.  The difficulties in executing the conversions and related reconciliation issues resulted in inventory amounts not being properly charged to cost of sales in the appropriate periods.  These adjustments increased reported earnings before taxes by an aggregate $0.1 million for the quarter ended March 31, 2003 and reduced reported earnings before taxes by $5.7 million for the quarter ended March 31, 2002.  Additionally, we restated for adjustments to cost of sales resulting from inventory and related account reconciliations at a limited number of other locations which reduced reported earnings before income taxes by $1.1 million for the quarter ended March 31, 2003 and increased reported earnings before income taxes by $0.2 million for the quarter ended March 31, 2002.

Other Adjustments

The restatement reduced reported earnings before income taxes by $0.2 million and $0.3 million for the quarters ended March 31, 2003 and 2002, respectively, for adjustments identified during the reconciliation of cash, intercompany transactions, investments in affiliates, equipment and accrued liabilities balances as well as foreign exchange transactions.

Tax Adjustments

The restatement includes the tax effects of the aforementioned adjustments.

Balance Sheet Adjustments

We have restated amounts within the balance sheet accounts to appropriately classify tax assets and liabilities, including the establishment of deferred taxes related to the currency translation adjustment account.

We also intend to restate our unaudited financial results for the quarters ended June 30, 2003 and September 30, 2003 to adjust for the aforementioned entries not being recognized in the appropriate periods, including adjustments for certain inappropriate accounting entries made without proper substantiation.

The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Statement of Operations for the quarters ended March 31, 2003 and 2002:

Increase (decrease) in net earnings	Quarter ended March 31,
(Amounts in millions, except per share amounts)	2003	2002
Net earnings - as previously reported	$8.2	$12.7

Adjustments (pretax):
Cost of sales adjustments	(1.0)	(5.5)
Other adjustments	(0.2)	(0.3)
Total adjustments (pretax)	(1.2)	(5.8)

Tax effect	0.5	2.1

Total adjustments, net of tax	(0.7)	(3.7)

Net earnings - as restated	$7.5	$9.0

Net earnings per share - basic and diluted- as previously reported	$0.15	$0.28
Effect of restatement adjustments	(0.01)	(0.08)

Net earnings per share - basic and diluted- as restated	$0.14	$0.20

The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Statement of Operations for the quarters ended March 31, 2003 and 2002:

	Quarter Ended March 31,
(Amounts in millions, except per share data)	2003	2003	2002	2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
Sales	$564.2	$564.3	$447.0	$447.0
Cost of sales	394.7	395.7	305.0	310.5
Gross profit	169.5	168.6	142.0	136.5
Selling, general and administrative expense	128.3	128.6	100.1	100.1
Integration expense	6.4	6.4	—	—
Restructuring expense	1.0	1.0	—	—
Operating income	33.8	32.6	41.9	36.4
Interest expense, net	20.2	20.2	21.8	21.8
Loss on debt repayment and extinguishment	0.2	0.2	—	—
Other expense, net	0.8	0.8	0.5	0.8
Earnings before income taxes	12.6	11.4	19.6	13.8
Provision for income taxes	4.4	3.9	6.9	4.8
Net earnings	$8.2	$7.5	$12.7	$9.0
Earnings per share – basic and diluted:	$0.15	$0.14	$0.28	$0.20

Note 3.          Recent Accounting Developments

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  The most significant impact of SFAS No. 145 is to eliminate the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items unless these items are infrequent and unusual in nature.  We adopted SFAS No. 145 on January 1, 2003 and will reclassify our previously reported extraordinary items from the second, third and fourth quarters of 2002, which relate to early extinguishment of debt, to become a component of earnings before income taxes.

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

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions,” which became effective for us upon issuance.  SFAS No. 147 does not have applicability to us and therefore its implementation did not impact our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation,” which became effective for us upon its issuance.  SFAS No. 148 provides three transition options for companies that account for stock-based compensation, such as stock options, under the intrinsic-value method to convert to the fair value method.  SFAS No. 148 also revised the prominence and character of the disclosures related to companies’ stock-based compensation.  For 2003, we are evaluating whether to adopt a transition option to include all stock-based compensation in income under the provisions of SFAS No. 148.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies the accounting and reporting for derivative contracts, including hedges.  The amendments and clarifications under SFAS No. 149 generally serve to codify the conclusions reached by the Derivatives Implementation Group, to incorporate other FASB projects on financial instruments, and to clarify other implementation issues.  SFAS No. 149 becomes effective prospectively us for derivative contracts entered into or modified after June 30, 2003.  We do not expect that the implementation of SFAS No. 149 will have a material effect on our consolidated financial position or results of operations.

Note 4.          Allowance for Doubtful Accounts

Accounts receivable are stated net of the allowance for doubtful accounts of $20.1 million and $21.0 million at March 31, 2003 and December 31, 2002, respectively.

Note 5.          Goodwill

The changes in the carrying amount of goodwill for the first quarter ending March 31, 2003 are as follows:

(Restated) (Amounts in thousands)	Flowserve Pump	Flow Solutions	Flow Control	Total
Balance as of December 31, 2002	$462,546	$29,512	$350,563	$842,621
Refinements to purchase price allocation of IFC (1)	—	—	(1,889)	(1,889)
Currency translation	619	507	142	1,268
Balance as of March 31, 2003	$463,165	$30,019	$348,816	$842,000

(1)          Relates primarily to changes in estimated deferred taxes offset in part by reductions to allocated fair value of certain facilities.

Note 6.          Derivative Instruments and Hedges

We enter into forward contracts to hedge our risk associated with transactions denominated in foreign currencies.  Our risk management and derivatives policy specifies the conditions in which we enter into derivative contracts.  As of March 31, 2003, we had approximately $39.7 million of notional amount in outstanding contracts with third parties.  As of March 31, 2003, the maximum length of any forward contract in place was 26 months.  The fair value of outstanding forward contracts entered into by us at March 31, 2003 was $2.9 million and $3.3 million at December 31, 2002.

Also as part of our risk management program, we enter into interest rate swap agreements to hedge our exposure to floating interest rates on certain portions of our debt.  As of March 31, 2003, we had $215.0 million of notional amount in outstanding interest rate swaps with third parties.  As of March 31, 2003, the maximum length of any interest rate contract in place was approximately 43 months.  At March 31, 2003, the fair value of the interest rate swap agreements was a liability of $10.0 million and $9.8 million at December 31, 2002.

We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments.  We perform credit evaluations of our counterparties under forward contracts and interest rate swap agreements and expect all counterparties to meet their obligations and have experienced no credit losses from our counterparties.

We adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, on January 1, 2001.  In accordance with the transition provisions of SFAS 133, we recognized changes in fair value, net of reclassifications, before income taxes in comprehensive income of $(0.2) million and $(0.4) million, related to our forward contracts and $(0.1) million and $1.8 million related to our interest rate swap agreements for the quarters ended March 31, 2003 and 2002, respectively.

Note 7.          Acquisition of Invensys Flow Control

On May 2, 2002, we completed our acquisition of Invensys plc’s flow control division (IFC) for a contractual purchase price of $535 million, subject to adjustment pursuant to the terms of the purchase and sale agreement.  In addition, we incurred $6.1 million of costs associated with consummation of the acquisition including investment banking, legal, actuarial and accounting fees.

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

The table below reflects unaudited pro forma results of the Flowserve and IFC as if the acquisition had taken place at the beginning of 2002, including estimated purchase accounting adjustments and financing costs.  The non-recurring $5.2 million purchase accounting adjustment associated with the required write-up and subsequent sale of IFC inventory after acquisition has also been presented in the pro forma information to reflect a theoretical acquisition date of January 1, 2002.

(Amounts in thousands, except per share data)	Quarter Ended March 31, 2002
(restated)
Net sales	$575,766
Net earnings	21,116
Net earnings per share (basic)	$0.39
Net earnings per share (diluted)	$0.38

Note 8.          Debt

Debt, including capital lease obligations, consisted of:

(Amounts in thousands)	March 31, 2003	December 31, 2002
Term Loan Tranche A, interest rate of 3.85% and 5.06% (Euro) in 2003 and 3.85% and 5.19% (Euro) in 2002	$253,655	$259,265
Term Loan Tranche C, interest rate of 4.12% in 2003 and 4.19% in 2002	566,473	580,473
Senior Subordinated Notes net of discount, interest rate of 12.25%	256,620	253,988
Capital lease obligations and other	606	632
Total debt and capital lease obligations	1,077,354	1,094,358
Less amounts due within one year	31,600	38,610
Total debt due after one year	$1,045,754	$1,055,748

Senior Credit Facilities

As of March 31, 2003 and December 31, 2002, our senior credit facilities are composed of Tranche A and Tranche C term loans and a revolving credit facility.  In 2002, we made $33.8 million of scheduled and $170 million of optional prepayments on the term loans.  On March 31, 2003, we prepaid $20 million of the term loans, as we had no scheduled payments due as a consequence of the optional prepayments in 2002.

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

Under the senior credit facilities, we also have a $300 million revolving credit facility that expires in June 2006.  The revolving credit facility allows us to issue up to $200 million in letters of credit.  As of March 31, 2003 and December 31, 2002, there were no amounts outstanding under the revolving credit facility.  We had issued $52.7 million and $51.8 million of letters of credit under the facility, which reduced borrowing capacity of the facility to $247.3 million and $248.2 million at March 31, 2003 and December 31, 2002, respectively.

We are required, under certain circumstances as defined in the credit facility, to use a percentage of excess cash generated from operations to reduce the outstanding principal of the term loans in the following year.  No additional principal payments became due in 2003 or 2002 under this provision.

Senior Subordinated Notes

At March 31, 2003, we had $186.5 million and EUR 64 million (equivalent to $70.1 million) face value of Senior Subordinated Notes outstanding.

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

Debt Covenants

The provisions of our senior credit facilities require us to meet or exceed specified defined financial covenants, including a leverage ratio, an interest coverage ratio, and a fixed charge coverage ratio.  Further, the provisions of these and other debt agreements generally limit or restrict indebtedness, liens, sale and leaseback transactions, asset sales, and payment of dividends, capital expenditures and other activities.  Due to the restatement, we determined that at September 30, 2001, December 31, 2001 and March 31, 2002, we did not comply by 25 basis points or less with the financial covenants in our then applicable credit agreement, which is no longer in effect.  We believe that we would have undertaken readily available actions to maintain compliance or obtained a waiver or amendment to the then existing credit agreement had this situation been then known.  Except for these periods, we have complied with all covenants under our debt facilities.  We believe that this matter has no impact on our existing debt agreements and that our outstanding debt is properly classified in our consolidated balance sheet.

Note 9.          Sales of Accounts Receivable

Through certain European subsidiaries, we factor certain current accounts receivable without recourse.  The various agreements have different terms, including options for renewal, none of which extend beyond December 2005.  Under our senior credit facility, such factoring is limited to $50 million.

At March 31, 2003 and December 31, 2002, respectively, we had received approximately $8 million and $17 million in cash from the factor under our most significant factoring program, which represents our purchase of $10 million and $21 million of receivables.  As of these dates, we established a receivable from the factors for the $2 million and $4 million to be recouped upon payment by the customer.  In the first quarter of 2003, we recognized approximately $0.2 million of loss in factoring receivables.

Additionally, we maintain other less significant factoring programs.

Note 10.   Inventories (Restated)

Inventories are stated at lower of cost or market.  Cost is determined for U.S. inventories by the last-in, first-out (LIFO) method and for other inventories by the first-in, first-out (FIFO) method.

Inventories and the method of determining costs were:

(Amounts in thousands)	March 31, 2003	December 31, 2002
Raw materials	$108,336	$106,998
Work in process	220,539	220,835
Finished goods	239,770	246,130
Less: Progress billings	(74,068)	(80,943)
Less: Excess and obsolete reserve	(39,034)	(41,375)
	455,543	451,645
LIFO reserve	(32,487)	(32,427)
Net inventory	$423,056	$419,218

Percent of inventory accounted for by:
LIFO	56%	56%
FIFO	44%	44%

Note 11.   Accumulated Depreciation on Property, Plant and Equipment

Property, plant and equipment are stated net of accumulated depreciation of $369.3 million and $348.7 million at March 31, 2003 and December 31, 2002, respectively.

Note 12.   Restructuring and Integration of IFC

Restructuring Costs

In June 2002, in conjunction with the IFC acquisition, we initiated a restructuring program designed to reduce costs and eliminate excess capacity by consolidating facilities, closing 18 valve facilities, including 10 service facilities, and reducing sales and related support personnel.  Our actions, some of which were approved and committed to in 2002 with the remaining actions approved and committed to in 2003, are expected to result in a gross reduction of approximately 889 positions and a net reduction of approximately 662 positions.  Net position eliminations represent the gross positions eliminated from the closed facilities offset by positions added at the receiving facilities, which are required to produce the products transferred into the receiving facilities.  Through March 31, 2003, 660 gross positions and 458 net positions had been eliminated pursuant to the program.

We established a restructuring reserve of $11.0 million upon acquisition of IFC, and increased the reserve by a total of $9.6 million during the latter half of 2002.  We recognized an additional $2.0 million in the first quarter of 2003 for this program, primarily related to the closure of certain service facilities and the related reductions in workforce.  We expect to pay the majority of these costs during 2003.  Cumulative costs associated with the closure of Flowserve facilities of $5.3 million have been recognized as a restructuring expense in operating results since the date of acquisition.  Cumulative costs associated with the closure of IFC facilities of $17.2 million and related deferred taxes of $6.4 million became part of the purchase price allocation of the transaction.  The effect of these closure costs for IFC facilities increased the amount of goodwill otherwise recognizable as a result of the IFC acquisition.

The following illustrates activity related to the IFC restructuring reserve:

(Amounts in millions)	Severance	Other Exit Costs	Total
Balance at June 5, 2002 – program commencement	$6.9	$4.1	$11.0
Additional accruals	6.9	2.7	9.6
Cash expenditures	(3.1)	(1.1)	(4.2)
Balance at December 31, 2002	$10.7	$5.7	$16.4
Additional accruals	1.4	0.5	1.9
Cash expenditures	(3.4)	(0.7)	(4.1)
Balance at March 31, 2003	$8.7	$5.5	$14.2

Integration Costs

During the first quarter of 2003, we incurred integration expense of $6.4 million in conjunction with the integration of IFC, of which over 95% resulted from cash payments.

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

We expect additional restructuring and integration expenses related to the IFC acquisition throughout 2003.  We expect to complete the identification of our restructuring and integration initiatives from the IFC acquisition in 2003.

(Amounts in millions)	2003
Personnel and related costs	$3.7
Transfer of product lines	1.7
Asset impairments	0.2
Other	0.8
IFC integration expense	$6.4
Cash expense	$6.2
Non-cash expense	0.2
IFC integration expense	$6.4

Note 13.   Warranty Reserve (Restated)

The following is a summary of the activity in our warranty reserve as of the first quarter of 2003:

(Amounts in thousands)	Quarter Ended March 31, 2003
Balance as of December 31, 2002	$16,131
Accruals during the first quarter for warranty expense	3,657
Settlements made during the first quarter	(4,112)
Balance as of March 31, 2003	$15,676

Note 14.   Earnings Per Share (Restated)

Basic and diluted earnings per share were calculated as follows:

	Quarter Ended March 31,
(Amounts in thousands, except per share amounts)	2003	2002
Net earnings	$7,479	$8,987
Denominator for basic earnings per share – weighted average shares	55,151	45,176
Effect of potentially dilutive securities	82	629
Denominator for diluted earnings per share – weighted average shares	55,233	45,805
Net earnings per share – basic	$0.14	$0.20
Net earnings per share – diluted	$0.14	$0.20

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

Note 15.   Contingencies

We are involved as a “potentially responsible party” at two former public waste disposal sites that may be subject to remediation under pending government procedures.  The sites are in various stages of evaluation by federal and state environmental authorities.  The projected cost of remediating these sites, as well as our alleged “fair share” allocation, is uncertain and speculative until all studies have been completed and the parties have either negotiated an amicable resolution or the matter has been judicially resolved.  At each site, there are many other parties who have similarly been identified, and the identification and location of additional parties is continuing under applicable federal or state law.  Many of the other parties identified are financially strong and solvent companies that appear able to pay their share of the remediation costs.  Based on our preliminary information about the waste disposal practices at these sites and the environmental regulatory process in general, we believe that it is likely that ultimate remediation liability costs for each site will be apportioned among all liable parties, including site owners and waste transporters, according to the volumes and/or toxicity of the wastes shown to have been disposed of at the sites.

We are a defendant in numerous pending lawsuits (which include, in many cases, multiple claimants) that seek to recover damages for alleged personal injury allegedly resulting from exposure to asbestos-containing products formerly manufactured and/or distributed by us.  We believe such products were used within self-contained process equipment, and we do not believe that there was any emission of ambient asbestos-containing fiber during the use of this equipment.

We are also a defendant in several other product liability lawsuits that are insured, subject to the applicable deductibles, and certain other noninsured lawsuits received in the ordinary course of business.  We believe that we have adequately accrued estimated losses for such lawsuits.  No insurance recovery has been projected for any of the insured claims, because we currently believe that all will be resolved within applicable deductibles.  We are also a party to other noninsured litigation that is incidental to our business, and, in our opinion, will be resolved without a material adverse impact on our financial statements.

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

Note 16.   Contractual Obligations and Commercial Commitments

The following table presents a summary of our contractual obligations at March 31, 2003:

	Payments Due By Period
(Amounts in millions)	Remainder of 2003	2004 - 2006	2007 - 2008	2009 and Beyond	Total
Long-term debt and capital lease obligations	$31.6	$222.2	$404.2	$419.4	$1,077.4
Operating leases	15.5	31.1	8.4	0.4	55.4
Unconditional purchase obligations	—	—	—	—	—
Other contractual obligations	—	—	—	—	—

The following table presents a summary of our commercial commitments at March 31, 2003:

	Commitment Expiration By Period
(Amounts in millions)	Remainder of 2003	2004 - 2006	2007 - 2008	2009 and Beyond	Total
Standby letters of credit	$101.6	$48.7	$0.9	$20.0	$171.2
Surety bonds	63.1	16.9	1.1	—	81.1
Other commercial commitments	—	—	—	—	—

We expect to satisfy these commitments through our performance under our contracts.

Note 17.   Segment Information (Restated)

We are principally engaged in the worldwide design, manufacture, distribution and service of industrial flow management equipment.  We provide pumps, valves and mechanical seals primarily for the petroleum, chemical-processing, power-generation, water, general industry and other industries requiring flow management products.

We have the following three divisions, each of which constitutes a business segment:

•                       Flowserve Pump Division (FPD);

•                       Flow Solutions Division (FSD); and

•                       Flow Control Division (FCD).

We evaluate segment performance based on operating income excluding special items.  We believe that special items, while indicative of efforts to integrate IFC and IDP into our business, do not reflect ongoing business results.  Earnings before special items are not a recognized measure under generally accepted accounting principals (“GAAP”) and should not be viewed as an alternative to GAAP performance measures.

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

Amounts classified as “All Other” include the corporate headquarters costs and other minor entities that are not considered separate segments.  Intersegment sales and transfers are recorded at cost plus a profit margin.

Effective July 1, 2002, we realigned our operating segments.  Under the new organization, FSD includes our seal operations, while our pump and valve service businesses (previously included in FSD) have been included, as appropriate, in FPD and FCD, respectively.  Effective January 1, 2003, we realigned certain small sites between segments.  Accordingly, the segment information for all periods presented herein has been reported under the new organizational structure.

(Amounts in thousands) Quarter Ended March 31, 2003	Flowserve Pump	Flow Solutions	Flow Control	Subtotal – Reportable Segments	All Other	Consolidated Total
Sales to external customers	$281,770	$78,961	$202,423	$563,154	$1,115	$564,269
Intersegment sales	2,975	6,111	2,496	11,582	(11,582)	—
Total segment sales	284,745	85,072	204,919	574,736	(10,467)	564,269
Segment operating income (before special items) (1)	22,555	15,745	10,733	49,033	(9,018)	40,015

Identifiable assets	$1,334,149	$182,734	$1,009,424	$2,526,307	$69,538	$2,595,845

(1)          Special items reflect costs associated with the IFC acquisition including $6.4 million of integration expense and $1 million of restructuring expense.

(Amounts in thousands) Quarter Ended March 31, 2002	Flowserve Pump	Flow Solutions	Flow Control	Subtotal – Reportable Segments	All Other	Consolidated Total
Sales to external customers	$265,076	$79,333	$100,834	$445,243	$1,808	$447,051
Intersegment sales	1,856	4,891	1,696	8,443	(8,443)	—
Total segment sales	266,932	84,224	102,530	453,686	(6,635)	447,051
Segment operating income (before special items)	25,112	14,462	3,162	42,736	(6,369)	36,367

Identifiable assets	$1,328,004	$191,139	$361,645	$1,880,778	$134,352	$2,015,140

A reconciliation of total segment operating income before special items to consolidated earnings before income taxes follows:

	Quarter Ended March 31,
(Amounts in thousands)	2003	2002
Total segment operating income (before special items)	$40,015	$36,367
Less:
Net interest expense	20,247	21,819
Loss on optional prepayments of debt	159	—
Other expense	769	722
Special items:
Integration expense	6,410	—
Restructuring expense	1,012	—
Earnings before income taxes	$11,418	$13,826

Note 18.  Guarantor and Nonguarantor Financial Statements (Restated)

Under our Senior Subordinated Notes, Flowserve Corporation, the parent, guarantees the Senior Subordinated Notes issued by Flowserve Finance, B.V., the named borrower.  Because of this parent guarantee, we are required to present the following consolidating financial information including the consolidating balance sheet as of March 31, 2003 and December 31, 2002, and the related statements of operations and cash flows for the three months ended March 31, 2003 and 2002 for:

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

The parent accounts for investments in subsidiaries using the equity method of accounting.  The guarantor and nonguarantor subsidiaries are presented on a combined basis.  The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.  Separate financial statements for the guarantor subsidiaries and the nonguarantor subsidiaries are omitted because of immateriality.

The following summarizes the effects of restatement adjustments to the previously reported consolidating net earnings (loss):

(Amounts in thousands)	Parent	Flowserve Finance B.V.	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Quarter ended March 31, 2003:
As previously reported	$8,241	$(6,780)	$(5,710)	$16,407	$(3,917)	$8,241
As restated	7,479	(6,780)	(6,094)	16,029	(3,155)	7,479

Quarter ended March 31, 2002:
As previously reported	$12,737	$337	$(2,845)	$14,365	$(11,857)	$12,737
As restated	8,987	337	(2,886)	10,656	(8,107)	8,987

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)

CONSOLIDATING STATEMENT OF OPERATIONS

For The Three Months Ended March 31, 2003

(restated)

(unaudited)

	Parent	Flowserve Finance B.V.	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$—	$300,957	$288,256	$(24,944)	$564,269
Cost of sales	—	—	219,090	201,569	(24,944)	395,715
Gross profit	—	—	81,867	86,687	—	168,554
Selling, general and administrative expense	—	—	73,908	54,631	—	128,539
Integration expense	—	—	4,632	1,778	—	6,410
Restructuring expense	—	—	1,012	—	—	1,012
Operating income	—	—	2,315	30,278	—	32,593
Loss on optional prepayment of debt	159	—	—	—	—	159
Net interest (income) expense	(7,023)	6,566	21,401	(697)	—	20,247
Other expense (income), net	—	—	(9,413)	10,182	—	769
Equity in earnings of subsidiaries	(3,155)	—	—	—	3,155	—
Earnings (loss) before income taxes	10,019	(6,566)	(9,673)	20,793	(3,155)	11,418
Provision (benefit) for income taxes	2,540	214	(3,579)	4,764	—	3,939
Net earnings (loss)	$7,479	$(6,780)	$(6,094)	$16,029	$(3,155)	$7,479

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)

CONSOLIDATING STATEMENT OF OPERATIONS

For The Three Months Ended March 31, 2002

(restated)

(unaudited)

	Parent	Flowserve Finance B.V.	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$—	$270,568	$201,466	$(24,983)	$447,051
Cost of sales	—	—	193,834	141,677	(24,983)	310,528
Gross profit	—	—	76,734	59,789	—	136,523
Selling, general and administrative expense	—	—	66,584	33,572	—	100,156
Integration expense
Operating income	—	—	10,150	26,217	—	36,367
Net interest expense	(1,397)	(337)	18,710	4,843	—	21,819
Other (income) expense, net	-	—	(3,977)	4,699	—	722
Equity in earnings of subsidiaries	(8,107)	—	—	—	8,107	—
Earnings (loss) before income taxes	9,504	337	(4,583)	16,675	(8,107)	13,826
(Benefit) provision for income taxes	517	—	(1,697)	6,019	-	4,839
Net (loss) earnings	$8,987	$337	$(2,886)	$10,656	$(8,107)	$8,987

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)

CONSOLIDATING BALANCE SHEET

March 31, 2003

(restated)

(unaudited)

	Parent	Flowserve Finance B.V.	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Current assets:
Cash and cash equivalents	$—	$—	$89	$38,378	$—	$38,467
Intercompany receivables	183,935	2,610	55,550	40,625	(282,720)	—
Accounts receivable, net	—	—	206,204	285,215	—	491,419
Inventories	—	—	225,141	197,915	—	423,056
Deferred tax assets	(6,713)	—	41,343	2,479	—	37,109
Prepaid expenses	—	—	19,546	14,607	—	34,153
Total current assets	177,222	2,610	547,873	579,219	(282,720)	1,024,204
Property, plant and equipment, net	—	—	238,119	218,504	—	456,623
Investment in subsidiaries	325,874	296,065	514,853	3,040	(1,139,832)	—
Intercompany receivables	1,220,629	85,668	336,184	217,462	(1,859,943)	—
Goodwill	—	—	667,552	174,448	—	842,000
Other intangible assets, net	—	—	144,857	29,612	—	174,469
Other assets	27,054	2,757	39,009	29,729	—	98,549
Total assets	$1,750,779	$387,100	$2,488,447	$1,252,014	$(3,282,495)	$2,595,845

Current liabilities:
Accounts payable	$—	$—	$93,185	$126,158	$—	$219,343
Intercompany payables	—	26,233	228,312	28,175	(282,720)	—
Accrued liabilities	20,851	1,328	102,512	126,145	—	250,836
Long-term debt due within one year	31,564	—	—	36	—	31,600
Total current liabilities	52,415	27,561	424,009	280,514	(282,720)	501,779

Long-term debt due after one year	964,452	70,137	420	10,745	—	1,045,754
Intercompany payables	—	336,952	1,414,720	108,271	(1,859,943)	—
Retirement benefits and other liabilities	—	—	173,198	141,202	—	314,400
Shareholders’ equity:
Serial preferred stock	—	—	—	—	—	—
Common shares	72,018	—	2	182,331	(182,333)	72,018
Capital in excess of par value	477,999	—	300,963	434,661	(735,624)	477,999
Retained earnings (deficit)	397,564	(32,637)	(6,094)	14,669	24,062	397,564
	947,581	(32,637)	294,871	631,661	(893,895)	947,581
Treasury stock at cost	(64,317)	—	—	—	—	(64,317)
Deferred compensation obligation	7,289	—	—	—	—	7,289
Accumulated other comprehensive (loss) income	(156,641)	(14,913)	181,229	79,621	(245,937)	(156,641)
Total shareholders’ equity	733,912	(47,550)	476,100	711,282	(1,139,832)	733,912
Total liabilities and shareholders’ equity	$1,750,779	$387,100	$2,488,447	$1,252,014	$(3,282,495)	$2,595,845

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)

CONSOLIDATING BALANCE SHEET

December 31, 2002

	Parent	Flowserve Finance B.V.	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Current assets:
Cash and cash equivalents	$—	$—	$6,937	$42,308	$—	$49,245
Intercompany receivables	181,156	3,822	48,691	49,962	(283,631)	—
Accounts receivable, net	—	1	222,112	268,310	—	490,423
Inventories	—	—	222,324	196,894	—	419,218
Deferred tax assets	—	—	24,519	1,550	—	26,069
Prepaid expenses	—	—	14,948	14,596	—	29,544
Total current assets	181,156	3,823	539,531	573,620	(283,631)	1,014,499
Property, plant and equipment, net	—	—	243,548	220,150	—	463,698
Investment in subsidiaries	343,542	296,065	514,853	—	(1,154,460)	—
Intercompany receivables	1,219,430	82,532	330,260	220,422	(1,852,644)	—
Goodwill	—	—	674,136	168,485	—	842,621
Other intangible assets, net	—	—	146,967	29,530	—	176,497
Other assets	19,468	2,748	66,255	31,276	—	119,747
Total assets	$1,763,596	$385,168	$2,515,550	$1,243,483	$(3,290,735)	$2,617,062

Current liabilities:
Accounts payable	$—	$—	$99,320	$134,185	$—	$233,505
Intercompany payables	(597)	18,002	242,783	23,443	(283,631)	—
Accrued liabilities	26,960	3,353	99,762	109,122	—	239,197
Long-term debt due within one year	38,564	—	—	46	—	38,610
Total current liabilities	64,927	21,355	441,865	266,796	(283,631)	511,312

Long-term debt due after one year	977,386	67,546	420	10,396	—	1,055,748
Intercompany payables	—	324,617	1,420,559	107,468	(1,852,644)	—
Retirement benefits and other liabilities	—	—	195,072	133,647	—	328,719
Shareholders’ equity:
Serial preferred stock	—	—	—	—	—	—
Common shares	72,018	—	2	182,331	(182,333)	72,018
Capital in excess of par value	477,635	—	300,963	426,194	(727,157)	477,635
Retained earnings (deficit)	390,085	(25,857)	226,171	199,365	(399,679)	390,085
	939,738	(25,857)	527,136	807,890	(1,309,169)	939,738
Treasury stock at cost	(63,809)	—	—	—	—	(63,809)
Deferred compensation obligation	7,332	—	—	—	—	7,332
Accumulated other comprehensive (loss) income	(161,978)	(2,493)	(69,502)	(82,714)	154,709	(161,978)
Total shareholders’ equity	721,283	(28,350)	457,634	725,176	(1,154,460)	721,283
Total liabilities and shareholders’ equity	$1,763,596	$385,168	$2,515,550	$1,243,483	$(3,290,735)	$2,617,062

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)
CONSOLIDATING STATEMENT OF CASH FLOWS

For The Three Months Ended March 31, 2003

(restated)

(unaudited)

	Parent	Flowserve Finance B.V.	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Cash Flows – Operating activities:
Net earnings (loss)	$7,479	$(6,780)	$(6,094)	$16,029	$(3,155)	$7,479
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
Depreciation	—	—	8,494	6,989	—	15,483
Amortization	—	—	2,071	488	—	2,559
Amortization of prepaid financing fees and discount	1,064	178	—	—	—	1,242
Loss on optional prepayment of debt	159	—	—	—	—	159
Net gain on the disposition of fixed assets	—	—	—	(47)	—	(47)
Change in assets and liabilities:
Accounts receivable	—	—	13,784	(7,002)	—	6,782
Inventories	—	—	(7,270)	7,507	—	237
Intercompany receivable and payable	19,484	8,738	(5,067)	(26,310)	3,155	—
Prepaid expenses	—	—	(8,498)	(781)	—	(9,279)
Other assets	14	—	(4,233)	3,005	—	(1,214)
Accounts payable	—	—	(6,451)	(12,358)	—	(18,809)
Accrued liabilities	(6,109)	(2,168)	(5,610)	6,379	—	(7,508)
Income taxes payable	—	32	2,625	4,848	—	7,505
Retirement benefits and other liabilities	—	—	3,165	463	—	3,628
Net deferred taxes	(2,091)	—	7,934	(485)	—	5,358
Net cash flows provided (used) by operating activities	20,000	—	(5,150)	(1,275)	—	13,575
Cash Flows – Investing activities:
Capital expenditures	—	—	(3,048)	(2,488)	—	(5,536)
Change in investments in subsidiaries	—	—	—	—	—	—
Net cash flows used by investing activities	—	—	(3,048)	(2,488)	—	(5,536)
Cash Flows – Financing activities:
Payments of long-term debt	(20,000)	—	—	—	—	(20,000)
Cash dividends paid	—	—	1,359	(1,359)	—	—
Other	—	—	—	—	—	—
Net cash flows provided (used) by financing activities	(20,000)	—	1,359	(1,359)	—	(20,000)
Effect of exchange rate changes	—	—	(9)	1,192	—	1,183
Net change in cash and cash equivalents	—	—	(6,848)	(3,930)	—	(10,778)
Cash and cash equivalents at beginning of year	—	—	6,937	42,308	—	49,245
Cash and cash equivalents at end of period	$—	$—	$89	$38,378	$—	$38,467

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)

CONSOLIDATING STATEMENT OF CASH FLOWS

For The Three Months Ended March 31, 2002

(restated)

(unaudited)

	Parent	Flowserve Finance B.V.	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Cash Flows – Operating activities:
Net earnings (loss)	$8,987	$337	$(2,886)	$10,656	$(8,107)	$8,987
Adjustments to reconcile net earnings (loss) to net cash (used) provided by operating activities:
Depreciation	—	—	6,860	4,777	—	11,637
Amortization	—	—	1,180	197	—	1,377
Amortization of prepaid financing fees and discount	1,289	96	—	—	—	1,385
Net gain on disposition of fixed assets	—	—	(410)	20	—	(390)
Change in assets and liabilities:
Accounts receivable	—	—	3,753	9,123	—	12,876
Inventories	—	—	(3,101)	241	—	(2,860)
Intercompany receivable and payable	17,561	1,666	(13,067)	(33,541)	27,381	—
Prepaid expenses	—	—	6,641	(2,427)	—	4,214
Other assets	8	10	(3,767)	1,100	—	(2,649)
Accounts payable	(145)	—	2,342	10,039	—	12,236
Accrued liabilities	(5,846)	(1,819)	(6,558)	(1,306)	—	(15,529)
Income taxes	—	—	17,820	(14,105)	—	3,715
Retirement benefits and other liabilities	745	—	(994)	1,336	—	1,087
Net deferred taxes	3,724	—	(6,763)	(3,591)	—	(6,630)
Net cash flows (used) provided by operating activities	26,323	290	1,050	(17,481)	19,274	29,456
Cash Flows - Investing activities:
Capital expenditures	—	—	(2,971)	(3,138)	—	(6,109)
Cash received for disposal of assets	—	—	1,125	—	—	1,125
Change in investments in subsidiaries	—	—	—	41,407	(41,407)	—
Net cash flows (used) provided by investing activities	—	—	(1,846)	38,269	(41,407)	(4,984)
Cash Flows - Financing activities:
Net repayments under lines of credit	(28,000)	—	—	—	—	(28,000)
Payments of long-term debt	(8,411)	—	—	—	—	(8,411)
Net proceeds from stock option activity	10,251	—	—	—	—	10,251
Other	(163)	(290)	803	(22,646)	22,133	(163)
Net cash flows provided (used) by financing activities	(26,323)	(290)	803	(22,646)	22,133	(26,323)
Effect of exchange rate changes	—	—	(7)	(1,040)	—	(1,047)
Net change in cash and cash equivalents	—	—	—	(2,898)	—	(2,898)
Cash and cash equivalents at beginning of year	—	—	—	21,500	—	21,500
Cash and cash equivalents at end of period	$—	$—	$—	$18,602	$—	$18,602

Note 19. Subsequent Events

Updated Legal Matters

In June 2002, we were sued by Ruhrpumpen, Inc. who alleged antitrust violations, conspiracy, fraud and breach of contract claims arising out of our December 2000 sale to Ruhrpumpen of a plant in Tulsa, Oklahoma and a license for eight defined pump lines.  The sale agreement had a purchase price of approximately $5.4 million plus other material terms, including Ruhrpumpen’s assumption of certain liabilities.  Ruhrpumpen subsequently amended its complaint to add Mr. Ronald F. Shuff, our Vice President, Secretary and General Counsel, and two other employees as individual defendants.  The sale to Ruhrpumpen was the result of a divestiture agreement we reached with the U.S. Department of Justice (“DOJ”) in July 2000 in connection with our acquisition of IDP.  Our agreement with the DOJ gives it the authority to make inquiries about and otherwise monitor our divestiture.  On or about May 13, 2003, we received a letter from the DOJ making inquiry into some of the issues raised by Ruhrpumpen in its lawsuit and seeking information about the divestiture and Ruhrpumpen’s lawsuit.  The DOJ continues to monitor the lawsuit and the divestiture.  During March 2004, the case was tried in the U.S. District Court for the Northern District of Texas.  At trial, Ruhrpumpen sought the recovery of over $100 million in actual and exemplary damages.  We vigorously contested Ruhrpumpen’s allegations and purported damages.  At the close of the trial, Ruhrpumpen voluntarily dismissed its claims against Mr. Shuff and the other two employees.  On or about May 26, 2004, and before receiving a ruling from the court as to the remaining claims, the parties entered into a confidential settlement agreement resolving all of their pending disputes.

During the quarter ended September 30, 2003, related class action lawsuits were filed in federal court, in the Northern District of Texas, alleging that the Company violated federal securities laws during a period beginning on October 23, 2001 and ending September 27, 2002.  After the cases were consolidated and a lead plaintiff was appointed by the court, the lead plaintiff filed a consolidated amended complaint on February 5, 2004.  On March 11, 2004, the court granted the lead plaintiff leave to file a second consolidated amended complaint, and this further pleading was filed on May 12, 2004.  The second consolidated amended complaint alleges that federal securities violations occurred between March 29, 2001 and September 27, 2002 and, like the first two complaints, names as individual defendants Mr. C. Scott Greer, Chairman, President and Chief Executive Officer, and Ms. Renée J. Hornbaker, our former Vice President and Chief Financial Officer.  The second consolidated amended complaint also names as defendants the Company’s outside auditor, PricewaterhouseCoopers, LLP, and two investment banks, Banc of America Securities LLC and Credit Suisse First Boston, which are alleged to have served as underwriters for two of the Company’s public stock offerings during the relevant period.  The second amended complaint asserts claims under Sections 10(b) and 20(a) of Securities Exchange Act of 1934, and Rule 10b-5 thereunder, and Sections 11 and 15 of the Securities Act of 1933, and seeks unspecified compensatory damages, forfeiture by Mr. Greer and Ms. Hornbaker of unspecified incentive-based or equity-based compensation and profits from any stock sales, and recovery of costs.  We strongly believe that the lawsuit is without merit and plan to vigorously defend the case.

On February 4, 2004, we received an informal inquiry from the SEC requesting the voluntary production of documents and information related to our February 3, 2004 announcement that we would restate our financial results for the nine months ended September 30, 2003 and the full years 2002, 2001 and 2000.  On June 2, 2004, we were advised that the SEC has issued a formal order of private investigation into issues regarding our restatement and any other issues that arise from the investigation.  We intend to continue to cooperate with the SEC in this inquiry.

In a separate informal inquiry, the SEC requested, and we voluntarily supplied, documents and other information relating to whether our Form 8-K, furnished November 21, 2002, adequately fulfilled obligations that may have arisen under Regulation FD.  On May 24, 2004, we received a Wells Notice from the staff of the SEC related to this inquiry.  According to the notice, the staff is considering recommending that the SEC seek a cease-and-desist order, in conjunction with civil penalties, against us and our chief executive officer and director of investor relations, relating to whether we violated Regulation FD in reaffirming earnings guidance in an informal conversation with an analyst on November 19, 2002.  We have in the past informed the staff of the SEC that we believe that this reaffirmation was inadvertent and timely disclosed through a Form 8-K furnished on November 21, 2002.  The staff’s recommendation, if ultimately made, will suggest that the SEC claim that the Company and the individuals violated the disclosure requirements of Section 13(a) of the Securities Exchange Act of 1934 and Regulation FD.  The Company and the individuals plan to submit a written statement to the SEC setting forth their positions on the staff’s proposed action in response to the Wells Notice.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 2 has been revised to reflect the restatement of our Consolidated Financial Statements for the quarters ended March 31, 2003 and 2002 and the balance sheets at March 31, 2003 and December 31, 2002 and certain events occurring subsequent to the Original Form 10-Q filing, as well as to incorporate certain conforming changes.

Restatement

On February 3, 2004, we announced our intention to restate our unaudited financial results for the nine months ended September 30, 2003 and the full years (and related unaudited quarterly data) for 2002, 2001 and 2000 as a result of identifying certain adjustments required to properly state these periods.  The accompanying restated consolidated financial statements reflect adjustments made to previously reported financial statements for the quarters ended March 31, 2003 and 2002 and the balance sheets at March 31, 2003 and December 31, 2002.  The restatement, primarily affecting our pump and valve segments, principally relates to correcting: inventory amounts and related cost of sales; various non-inventory account balances; the computation of the full year 2002 income tax provision; and the classification of various balance sheet accounts.  The restatement reduced originally reported earnings before income taxes by $1.2 million and $5.8 million for the quarters ended March 31, 2003 and 2002, respectively.

Inventory and Cost of Sales Adjustments

The inventory and cost of sales adjustments primarily resulted from reconciliation issues at two of our reporting locations due to difficulties associated with converting to new computer systems, including adjustments for certain inappropriate accounting entries made without proper substantiation.  The difficulties in executing the conversions and related reconciliation issues resulted in inventory amounts not being properly charged to cost of sales in the appropriate periods.  These adjustments increased reported earnings before taxes by an aggregate $0.1 million for the quarter ended March 31, 2003 and decreased reported earnings before taxes by an aggregate $5.7 million for the quarter ended March 31, 2002.  Additionally, we restated for adjustments to cost of sales resulting from inventory and related account reconciliations at a limited number of other locations which reduced reported earnings before income taxes by $1.1 million for the quarter ended March 31, 2003 and increased reported earnings before income taxes by $0.2 million for the quarter ended March 31, 2002.

Other Adjustments

The restatement reduced reported earnings before income taxes by $0.2 million and $0.3 million for the quarters ended March 31, 2003 and 2002, respectively, for adjustments identified during the reconciliation of cash, intercompany transactions, investments in affiliates, equipment and accrued liabilities balances as well as foreign exchange transactions.

Tax Adjustments

The restatement includes the tax effects of the aforementioned adjustments.

Balance Sheet Adjustments

We have restated amounts within the balance sheet accounts to appropriately classify tax assets and liabilities, including the establishment of deferred taxes related to the currency translation adjustment account.

We also intend to restate our unaudited financial results for the quarters ended June 30, 2003 and September 30, 2003 to adjust for the aforementioned entries not being recognized in the appropriate periods, including adjustments for certain inappropriate accounting entries made without proper substantiation.

The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Statement of Operations for the quarters ended March 31, 2003 and 2002:

Increase (decrease) in net earnings (Amounts in millions, except per share amounts)	Quarter ended March 31,
	2003	2002
Net earnings - as previously reported	$8.2	$12.7
Adjustments (pretax):
Cost of sales adjustments	(1.0)	(5.5)
Other adjustments	(0.2)	(0.3)
Total adjustments (pretax)	(1.2)	(5.8)
Tax effect	0.5	2.1
Total adjustments, net of tax	(0.7)	(3.7)
Net earnings - as restated	$7.5	$9.0
Net earnings per share - basic and diluted- as previously reported	$0.15	$0.28
Effect of restatement adjustments	(0.01)	(0.08)
Net earnings per share - basic and diluted- as restated	$0.14	$0.20

Overview

The following discussion and analysis are provided to increase the understanding of, and should be read in conjunction with, the accompanying consolidated financial statements and notes.

We produce engineered and industrial pumps, industrial valves, control valves, nuclear valves, valve actuation and precision mechanical seals, and provide a range of related flow management services worldwide, primarily for the process industries.  Equipment manufactured and serviced by us is predominately used in industries that deal with difficult-to-handle and corrosive fluids as well as environments with extreme temperatures, pressure, horsepower and speed.  Our businesses are affected by economic conditions in the United States and other countries where our products are sold and serviced, by the cyclical nature of the petroleum, chemical, power, water and other industries served, by the relationship of the U.S. dollar to other currencies, and by the demand for and pricing of our customers’ products.  We believe the impact of these conditions is somewhat mitigated by the strength and diversity of our product lines, geographic coverage and significant installed base, which provides potential for an annuity stream of revenue from parts and services.

Critical Accounting Policies and Estimates

Management’s discussion and analysis are based on our consolidated financial statements and related footnotes contained within this report.  Our more critical accounting policies used in the preparation of the consolidated financial statements were discussed in our amended 2002 annual report on Form 10-K/A.  These critical policies, for which no changes have occurred in the quarter ended March 31, 2003, include:

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

•      Warranty Accruals

•      Insurance Accruals

•      Pension and Postretirement Benefits Obligations

•      Valuation of Goodwill, Indefinite-Lived Intangible Assets and Other Long-Lived Assets

•      Stock-based Compensation

Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our consolidated financial statements provide a meaningful and fair perspective.  This is not to suggest that other general risk factors could not adversely impact our consolidated financial position, results of operations and cash flows in future periods.

The process of preparing financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of estimates and assumptions to determine reported amounts of certain assets, liabilities, revenues and expenses.  These estimates and assumptions are based upon the best information available at the time of the estimates or assumptions.  The estimates and assumptions could change materially as conditions within and beyond our control change.  Accordingly, actual results could differ materially from those estimates.  The significant estimates are reviewed quarterly with our Audit/Finance Committee.

Results of Operations – Three Months Ended March 31, 2003

In general, March 31, 2003 consolidated results and FCD results were higher than the corresponding period in the previous year due to the our acquisition of IFC on May 2, 2002.  The results for IFC subsequent to the date of acquisition are included in the results for FCD.  The IFC acquisition is discussed in further detail in the Liquidity and Capital Resources section of this Management’s Discussion and Analysis.  Pro forma results referenced throughout this Management’s Discussion and Analysis assume that the acquisition of IFC occurred on January 1,

2002 and include estimated purchase accounting and financing impacts.

All pro forma information is provided solely to enhance understanding of the operating results, not to purport what our results of operations would have been had such transactions or events occurred on the dates specified or to project our results of operations for any future period.

Sales, Bookings and Backlog

	Quarter Ended March 31,
(In millions of dollars)	2003	2002	Pro forma 2002
Sales	$564.3	$447.1	$575.8
Bookings	607.9	473.8	587.3
Backlog	789.6	683.4	785.1

Sales increased 26.2% for the three months ended March 31, 2003, compared with the same period in 2002.  Sales benefitted from the IFC acquisition, which added about $96.8 million to sales and a higher volume of engineered project sales in the petroleum and water markets.  Additionally, currency translation favorably impacted sales by an estimated 5.7% mainly due to the strengthening of the Euro, offset in part by weakening in Latin American currencies.  Sales for the first quarter of 2003 decreased 2.0% compared with the same period in 2002 on a pro forma basis, including IFC, reflecting the weakness in the quick turnaround business to the chemical and general industrial sectors, partially offset by the aforementioned increases.  The quick turnaround business is generally business that is booked and shipped to end user customers within the same reporting period.  Chemical and industrial pumps, valves and related services are highly dependent on this quick turnaround business.  We believe that the weakness in this business is due to general weakness in the economy which caused customer deferrals of preventative maintenance at customer facilities, including the extent and timing of turnarounds and a lower level of capacity utilization.

Net sales to international customers, including export sales from the U.S., were 56% of sales in the first quarter of 2003 compared with 47% in the first quarter of 2002.  IFC’s proportionately higher mix of international operations and favorable currency translation contributed to the increase in 2003.

Bookings, or incoming orders for which there are purchase commitments, increased 28.3% compared with the first quarter of 2002 largely due to the IFC acquisition and increased project bookings, offset in part by declines in quick turnaround business due to continued weakness in the U.S. economy which impacted the chemical and general industrial sectors of the business.  Bookings on a pro forma basis increased in the three months ended March 31, 2003 by 3.5%, which is primarily related to strengthening of the Euro and increased project activity, partially offset by reduced demand for products and services to chemical and general industrial customers.

At March 31, 2003, backlog increased 15.5% compared with March 31, 2002, largely due to the IFC acquisition and increased 7.6% compared with $733.7 million at December 31, 2002.  On a pro forma basis, including IFC, backlog increased 0.6% compared with March 31, 2002 due to the strengthening of the Euro and due to the booking of several large project orders in 2003.

Business Segments

We manage our operations through three business segments: FPD for engineered pumps, industrial pumps and related services; FSD for precision mechanical seals and related services; and FCD for industrial valves, manual valves, control valves, nuclear valves, valve actuators and related services.

Effective July 1, 2002, we realigned our operating segments.  The realignment was undertaken to strengthen end user focus within the segments.  Under the realignment, FSD includes only our seal operations, while our pump service and valve service businesses are now managed by, and thus included in, FPD and FCD, respectively.  Effective January 1, 2003, we realigned certain small sites between segments.

Segment information reflects the realigned structure for all periods presented.

We evaluate segment performance based on operating income excluding special items.  Operating income before special items provides the most meaningful measure of operating performance since it eliminates expenses associated with strategic corporate decisions not directly associated with ongoing segment performance and since such expenses are closely related to our plans to purchase and integrate our acquisitions.  Special items included in operating income during the quarter ended March 31, 2003, all associated with the acquisition of IFC, include the following:

(In millions of dollars)	Quarter Ended March 31, 2003
Integration expense	$6.4
Restructuring expense	1.0
Total	$7.4

There were no special items in the quarter ended March 31, 2002.

Sales and operating income before special items for each of the three business segments follows:

Flowserve Pump Division

	Quarter Ended March 31,
(In millions of dollars)	2003	2002
Sales	$284.7	$266.9
Operating income	22.6	25.1
Operating income as a percentage of sales	7.9%	9.4%

Sales of pumps, pump parts and related services for FPD for the three months ended March 31, 2003 increased 6.6% compared with the same period in 2002.  The increase in 2003 was largely due to higher sales of engineered pumps for the petroleum and water markets.  Sales also increased approximately 5.2% due to currency translation.  These improvements were partially offset by a lower volume of industrial pump sales to the chemical and general industrial markets.  The decline in sales to the chemical and general industrial sectors was generally due to a weak global economy, which resulted in lower levels of capacity utilization by our customers.  These factors led to reduced demand as well as deferred spending by these customers.

Incoming orders for FPD in the current quarter increased from the prior year and reflected the highest level of bookings since the third quarter of 2001.  This increase reflects project bookings in the petroleum and nuclear power segments of the business.

FPD operating income decreased by 10% in the three months ended March 31, 2003, compared with the same period in 2002.  Operating income in 2003 decreased overall due to U.S. sales declines in quick turnaround chemical and general industrial businesses, which historically are more profitable than the engineered pump projects.  In conjunction with lower demand, unfavorable manufacturing burden variances impacted results at some sites due to lower production volumes at facilities that manufacture pumps for the chemical and general industrial sectors.  Additionally, certain sales were delayed during the quarter due to the conflict in the Middle East.

Flow Solutions Division

	Quarter Ended March 31,
(In millions of dollars)	2003	2002
Sales	$85.1	$84.2
Operating income	15.7	14.5
Operating income as a percentage of sales	18.5%	17.2%

Sales of seals for FSD for the three months ended March 31, 2003 increased 1.1% compared with the same period in 2002.  The 2003 increase, despite generally weakened market conditions, reflects the division’s emphasis on end user business and our success in establishing longer-term customer alliance programs.  We believe that this emphasis combined with heightened levels of service, reliability and innovative solutions have contributed to an increase in market share.

FSD operating income for the three months ended March 31, 2003 increased 8.3% compared with the same period in 2002.  Operating income as a percentage of sales also improved from the same period last year.  These improvements primarily reflect the benefit of higher sales, but also result from a better sales mix and the impact of continuous improvement projects, which have created operating efficiencies.

Flow Control Division

	Quarter Ended March 31,
(In millions of dollars)	2003	2002	Pro forma 2002
Sales	$204.9	$102.5	$231.2
Operating income (before special items)	10.7	3.2	23.3
Operating income (before special items) as a percentage of sales	5.2%	3.1%	10.1%

Sales of valves and related products and services for FCD almost doubled for the three months ended March 31, 2003 compared with the same period in 2002, primarily due to the acquisition of IFC.  Operating income, before special items, more than tripled due to the acquisition of IFC.  On a pro forma basis for the quarter ended March 31, 2003, including IFC, sales decreased 11.4% due to a reduced customer demand for valve products and services in the power, chemical and general industrial sectors, partially offset by favorable currency translation effects of about 6.3%.

FCD pro forma operating income, before special items, for the three months ended March 31, 2003 decreased 54.1% compared to the same period in 2002.  The decline in operating results on a pro forma basis reflects weak conditions in the markets served, as well as lower production throughput due to reduced sales volumes, which resulted in unfavorable manufacturing absorption variances.

Despite the weakened market conditions, we realized approximately $3 million of synergy savings during the quarter associated with our IFC acquisition integration program.  Annual run rate synergy savings are estimated at approximately $15 million at the end of the first quarter of 2003 and may increase to $20 million upon completion of the integration initiatives.

Consolidated Results

Gross profit increased 23.5% to $168.6 million compared with $136.5 million in the same period in 2002, reflecting the acquisition of IFC.  The gross profit margin was 29.9% for the three months ended March 31, 2003, compared with 30.5% for the same period in 2002.  On a pro forma basis for 2002, including IFC, gross profit was $183.8 million, which yielded a gross profit margin of 31.9%.  Gross profit margin was negatively impacted by an unfavorable product mix of higher sales volumes of lower margin project business and a lower mix of historically more profitable quick turnaround business, including lower volumes of chemical and industrial pumps and industrial valves.  Gross profit and related margin were also adversely impacted by unfavorable manufacturing absorption variances, which were attributable to lower production throughput due to lower sales volumes.

Selling, general and administrative expense increased to $128.5 million for the three months ended March 31, 2003 compared with $100.2 million in 2002.  This 28.2% increase primarily reflects the impact of the IFC acquisition.  As a percentage of sales, selling, general and administrative expense was 22.8% compared with 22.4% in 2002.  Selling general and administrative expense on a pro forma basis, including IFC, in the first quarter of 2002 was $127.3 million, which represented 22.1% of such amounts as a percentage of pro forma sales.  Selling, general and administrative expense in dollars includes a negative impact from foreign currency translation.

Restructuring expense of $1.0 million and integration expense of $6.4 million, related to the integration of IFC into FCD, were recognized for the first three months ended March 31, 2003 compared with no such expenses in 2002.  Restructuring expense represents severance and other exit costs directly related to our valve facility closures and reductions in work force.

Integration expense represents period costs associated with IFC acquisition-related reorganizations such as relocation of product lines from closed to receiving facilities, realignment of receiving facilities, performance and retention bonuses, idle manufacturing costs, costs related to the integration team and asset impairments.

Operating income for the three months ended March 31, 2003 decreased 10.4% to $32.6 million compared with $36.4 million in 2002.  The decrease in operating income reflects the impact of the aforementioned integration and restructuring activities related to the IFC acquisition and market related factors resulting in a less favorable product mix and lower demand for products and services for chemical, power and general industrial markets.  Additionally, unfavorable absorption variances from the lower sales volumes negatively impacted operating income.  Operating income in the first quarter of 2002 on a pro forma basis was $54.5 million.

During the first quarter of 2003, we recognized expenses of $0.2 million related to the write-off of unamortized prepaid financing fees and other related fees resulting from the optional debt repayments during March 2003.  We expect additional non-cash expense associated with the write-off of prepaid financing fees as we continue to prepay debt.  No such optional debt repayments occurred during the first quarter of 2002.  Prior to the issuance of SFAS No. 145, which we adopted effective January 1, 2003, these non-cash expenses were reported as extraordinary items in the statement of operations.

Interest expense during the first quarter of 2003 was $21.1 million, compared with $22.2 million in the same period in 2002 due to lower debt levels associated with $234 million of optional and scheduled debt paydowns in 2002 and lower borrowing spreads associated with the renegotiation of our revolving credit facility in April 2002.  Approximately 44% of our debt was fixed rate debt at March 31, 2003, including the effects of $215 million notional interest rate swaps.

Our effective tax rate for the first quarter of 2003 was 34.5% compared with 35.0% in the same period in 2002.  The decrease in the effective rate was primarily due to the mix between U.S. and non-U.S. earnings and improved utilization of foreign tax credits.  The effective tax rate is based upon current earnings, estimates of future taxable earnings for each domestic and international location and the estimated impact of tax planning strategies.  Changes in any of these and other factors could impact the tax rate in future periods.

Net earnings decreased in the first quarter of 2003 to $7.5 million, or $0.14 per share, compared with earnings of $9.0 million, or $0.20 per share in the first quarter of 2002.  The decrease in earnings in 2003 largely reflects integration and restructuring costs associated with the IFC acquisition, partially offset by the contributions from IFC.  The integration and restructuring expenses decreased net earnings by $0.13 per share in the first quarter of 2003.

Average diluted shares increased by 20.6% to 55.2 million in the first quarter of 2003, compared with the same period in 2002.  The increase in shares reflects the average weighted impact from the equity offering completed in April 2002 to finance the IFC acquisition.

Comprehensive income improved to $12.8 million in the first quarter of 2003 compared with $2.3 million in the year ago quarter.  The improvement reflects favorable foreign currency translation adjustments primarily resulting from the strengthening of the Euro, partially offset by reduced net earnings attributable to restructuring and integration related costs.

Restructuring and Acquisition Related Charges

Restructuring Costs

In June 2002, in conjunction with the IFC acquisition, we initiated a restructuring program designed to reduce costs and eliminate excess capacity by closing 18 valve facilities, including 10 service facilities, and reducing sales and related support personnel.  Our actions, some of which were approved and committed to in 2002 with the remaining actions approved and committed to in 2003, are expected to result in a gross reduction of approximately 889 positions and a net reduction of approximately 662 positions.  Through March 31, 2003, 660 gross positions and 458 net positions had been eliminated pursuant to the program.  Net run rate cost savings associated with the integration program are currently estimated to be $15 million and may approximate as much as $20 million annually when the program is fully complete.

We established a restructuring program reserve of $11.0 million in the second quarter of 2002, increasing the reserve by $9.6 million in the latter half of 2002.  We recognized an additional $2.0 million in the first quarter of 2003, primarily related to the closure of certain service facilities and the related reductions in workforce.  We expect to pay for the majority of the reductions and closures related to this program in 2003.  Cumulative costs associated with the closure of Flowserve facilities of $5.3 million through March 31, 2003, have been recognized as restructuring expense in the statement of operations, whereas cumulative costs associated with the closure of IFC facilities of $17.2 million, along with related deferred taxes of $6.4 million, became part of the purchase price allocation of the transaction.  The effect of these closure costs increased the amount of goodwill otherwise recognizable as a result of the IFC acquisition.

The following illustrates activity related to the IFC restructuring reserve:

(Amounts in millions)	Severance	Other Exit Costs	Total
Balance at June 5, 2002	$6.9	$4.1	$11.0
Additional accruals	6.9	2.7	9.6
Cash expenditures	(3.1)	(1.1)	(4.2)
Balance at December 31, 2002	$10.7	$5.7	$16.4
Additional accruals	1.4	0.5	1.9
Cash expenditures	(3.4)	(0.7)	(4.1)
Balance at March 31, 2003	$8.7	$5.5	$14.2

Integration Costs

During the first quarter of 2003, we incurred integration expense of $6.4 million in conjunction with the integration of IFC, of which over 95% resulted from cash payments made.

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

We expect additional restructuring and integration expenses related to the IFC acquisition throughout 2003.  The impact of additional restructuring and integration activities will be recorded as obligations are incurred under these programs.  For all exit and disposal activities arising after January 1, 2003, we recognize expenses related thereto at their fair value when the underlying liability is incurred.  This treatment results from our adoption of SFAS No. 146.  Total restructuring and integration costs are expected to be approximately three times the integration savings annual run rate.

(Amounts in millions)	2003
Personnel and related costs	$3.7
Transfer of product lines	1.7
Asset impairments	0.2
Other	0.8
IFC integration expense	$6.4
Cash expense	$6.2
Non-cash expense	0.2
IFC integration expense	$6.4

Liquidity and Capital Resources

Cash Flow Analysis

Cash generated by operations and borrowings available under our existing revolving credit facility are our primary sources of short-term liquidity.  Cash flows provided by operating activities in the first quarter of 2003 were $13.6 million, compared with $29.5 million in the same period in 2002.  Our cash balance at March 31, 2003 was $38.5 million compared with $49.2 million at December 31, 2002.

The lower operating cash flow in the first quarter of 2003 predominately reflects funding for our acquisition-related integration and restructuring programs.  Operating cash flows in the prior year did not include the funding of such costs.

Additionally, working capital, excluding cash, used cash of $21.1 million in the first quarter of 2003, compared with cash provided of $14.7 million in the same period in the prior year.  This use of cash related to a reduction in accounts payable since December 31, 2002 resulting from lower business volume and cash outflows from previously established restructuring reserves.  Despite this, we continue to emphasize working capital reductions.  Reductions in accounts receivable provided $6.8 million of cash in the first quarter, with days’ sales outstanding improving to 78 days from 88 days in the prior year.  These improvements in accounts receivable arose despite a $9.0 million negative impact from lower levels of foreign factored receivables during the first quarter of 2003.  We expect to increase our factoring of receivables in Europe during the second quarter of 2003.

We believe cash flows from operating activities combined with availability under our existing revolving credit agreement will be sufficient to enable us to meet our cash flow needs for the next 12 months.  However, cash flows from operations could be adversely affected by economic, political and other risks associated with sales of our products, operational factors, competition, fluctuations in foreign exchange rates and fluctuations in interest rates, among other factors.

Although no contributions were required in 2002, we expect to contribute a minimum of $16.8 million and up to $47.7 million into our domestic pension plan funds in 2003.  The highest level of funding is expected to occur in the third quarter of 2003 and will be dependent upon the desired funding status, pension asset returns and our results of operations and cash flows during 2003.  This funding, required by the rules and regulations of the U.S. Department of Labor, primarily results from the decline in the value of the pension plan assets due to negative market returns over the past two years.  To a lesser extent, an increase in the number of plan participants primarily due to the IDP and IFC acquisitions, also negatively impacted the funded status.

Payments for Acquisitions

On May 2, 2002, we completed our acquisition of IFC for a contractual purchase price of $535 million, subject to adjustment pursuant to the terms of the purchase and sale agreement.  By acquiring IFC, one of the world’s foremost manufacturers of valves, actuators and associated flow control products, we believe that we are the world’s second largest manufacturer of valves.  We financed the acquisition and associated transaction costs by issuing 9.2 million shares of common stock in April 2002 for net proceeds of approximately $276 million and through new borrowings under our senior secured credit facilities.

The purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair value at the date of the acquisition.  As of March 31, 2003, these allocations include $45 million for amortized intangibles, $28 million of indefinite lived intangible assets and $295 million recorded as goodwill.

The purchase price allocation for the IFC acquisition may require further refinements pursuant to the terms of the purchase and sale agreement.  We are awaiting finalization of the beginning balance sheet including related deferred taxes, which we expect to finalize during the second quarter of 2003.  The operating results of IFC have been included in the consolidated statements of operations from May 2, 2002, the date of acquisition.

We regularly evaluate acquisition opportunities of various sizes.  The cost and terms of any financing to be raised in conjunction with any acquisition, including our ability to raise economical capital, is a critical consideration in any such evaluation.

Capital Expenditures

Capital expenditures were $5.5 million during the first three months of 2003, compared with $6.1 million in the first three months of 2002.  Operating cash flows primarily funded capital expenditures.

Financing

Senior Credit Facilities

At March 31, 2003 and December 31, 2002, our senior credit facilities are composed of Tranche A and Tranche C term loans and a revolving credit facility.  In 2002, we made $33.8 million of scheduled and $170 million of optional prepayments on the term loans.  On March 31, 2003, we prepaid $20 million of the term loans, as we had no scheduled payments due as a consequence of the optional prepayments in 2002.

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

Under the senior credit facilities, we also have a $300 million revolving credit facility that expires in June 2006.  The revolving credit facility allows us to issue up to $200 million in letters of credit.  As of March 31, 2003 and December 31, 2002, there were no amounts outstanding under the revolving credit facility.  We had issued $52.7 million and $51.8 million of letters of credit under the facility, which reduced borrowing capacity of the facility to $247.3 million and $248.2 million at March 31, 2003 and December 31, 2002, respectively.

We are required, under certain circumstances as defined in the credit facility, to use a percentage of excess cash generated from operations to reduce the outstanding principal of the term loans in the following year.  No additional principal payments will become due in 2003 or were due in 2002 under this provision.

Senior Subordinated Notes

At March 31, 2003, we had $186.5 million and EUR 64 million (equivalent to $70.1 million) face value of Senior Subordinated Notes outstanding.

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

Debt Covenants

The provisions of our senior credit facilities require us to meet or exceed specified defined financial covenants, including a leverage ratio, an interest coverage ratio, and a fixed charge coverage ratio.  Further, the provisions of these and other debt agreements generally limit or restrict indebtedness, liens, sale and leaseback transactions, asset sales, and payment of dividends, capital expenditures, and other activities.  As of March 31, 2003, we were in compliance with all covenants under our debt facilities, as illustrated below:

•      an actual leverage ratio of 3.85 compared with a permitted maximum of 4.0;

•      an actual interest coverage ratio of 2.96 compared with a permitted minimum of 2.25; and

•      an actual fixed charge ratio of 1.56 compared with a required minimum of 1.1

During 2003, the maximum permitted leverage ratio declines to 3.75 at June 30 and 3.5 at

December 31, 2003.  In addition, the minimum permitted interest coverage ratio increases to 3.0 in September 2003.

While we expect to continue to comply with such covenants in the future, there can be no assurance that we will do so.  If we fail to comply with our financial covenants, we believe that we could negotiate a waiver of the covenants with our banks.  Such a waiver would likely result in a one-time payment to the banks, increased borrowing spreads and revised covenants, including the financial covenants.

The following is a summary of net debt (defined as debt less cash) to capital at various dates since 2000:

March 31, 2003	58.6%
December 31, 2002	59.2%
March 31, 2002	70.4%
December 31, 2001	71.8%
December 31, 2000	78.1%

The net debt to capital ratio decreased due to the impact of the common stock offerings, repayments of term loans and revolving credit borrowings and increases in shareholders’ equity resulting from improved earnings.  Although the ratio has improved over the past year, we have significant levels of indebtedness relative to shareholders’ equity.  While this ratio is not necessarily indicative of our future ability to raise funds, our level of indebtedness may increase our vulnerability to adverse economic and industry conditions, may require us to dedicate a substantial portion of our cash flow from operating activities to pay indebtedness and could limit our ability to borrow additional funds or raise additional capital.

While the IFC acquisition increased the absolute level of indebtedness, we believe that our ability to service debt, as measured by our covenant ratios, debt ratings and net debt to capital ratios, has improved.  This is because the incremental debt as part of financing the purchase of IFC represented only about 50% of the purchase price, while in the covenant ratios, we receive credit for 100% of the pro forma EBITDA of IFC for the four quarter period prior to the acquisition.  Our lenders use EBITDA as a surrogate for earnings and cash flows in our credit agreements.

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized initially at fair value when the liability is incurred.  Under previous accounting rules, costs to exit or dispose of an activity were generally recognized at the date that the exit or disposal plan was committed to and communicated.  We adopted SFAS No. 146 on January 1, 2003 to account for exit and disposal activities arising after that date.  See Note 12 of the consolidated financial statements for a detailed discussion of our exit and disposal activities.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions,” which became effective for us upon issuance.  SFAS No. 147 does not have applicability to us and therefore its implementation did not impact our financial position or results of operations.

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

Pronouncements Not Yet Implemented

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies the accounting and reporting for derivative contracts, including hedges.  The amendments and clarifications under SFAS No. 149 generally serve to codify the conclusions reached by the Derivatives Implementation Group, to incorporate other FASB projects on financial instruments, and to clarify other implementation issues.  SFAS No. 149 becomes effective prospectively for us for derivative contracts entered into or modified after June 30, 2003.  We do not expect that the implementation of SFAS No. 149 will have a material effect on our consolidated financial position or results of operations.

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

Forward-Looking Information is Subject to Risk and Uncertainty

This Report on Form 10-Q/A and other written reports and oral statements made from time-to-time by us contain various forward-looking statements and include assumptions about our future financial and market conditions, operations and results.  In some cases forward looking statements can be identified by terms such as “may,” “will,” “should,” “expect,” “plans,” “seeks,” “anticipate,” “believe,” “estimate,” “predicts,” “potential,” “continue,” “intends,” or other comparable terminology.  These statements are based on current expectations and are subject to significant risks and uncertainties.  They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Among the many factors that could cause actual results to differ materially from the forward-looking statements are:

•      changes in the financial markets and the availability of capital;

•      changes in the already competitive environment for our products or competitors’ responses to our strategies;

•      our ability to integrate past and future acquisitions into our management and operations;

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

•      our relative geographical profitability and its impact on our utilization of foreign tax credits;

•      the recognition of expenses associated with adjustments to realign the combined Company and IFC facilities and other capabilities with our strategic and business conditions, including, without limitation, expenses incurred in restructuring the our operations to incorporate IFC facilities;

•      our ability to meet the financial covenants and other requirements in our financing agreements;

•      further repercussions from the terrorist attacks of September 11, 2001, the threat of future attacks and the response of the United States to those attacks;

•      technological developments in our products as compared with those of our competitors;

•      changes in prevailing interest rates and the effective interest costs which we bear; and

•      adverse changes in the regulatory climate and other legal obligations imposed on us.

We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We have market risk exposure arising from changes in interest rates and foreign currency exchange rate movements.

Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our credit facility, which bear interest based on floating rates.  At March 31, 2003, after the effect of interest rate swaps, we had approximately $605.0 million of variable rate debt obligations outstanding with a weighted average interest rate of 4.09%.  A hypothetical change of 100-basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by approximately $1.5 million for the quarter ended March 31, 2003.

We are exposed to credit-related losses in the event of non-performance by counterparties to financial instruments including interest rate swaps, but we expect all counterparties to meet their obligations given their creditworthiness.  As of March 31, 2003, we had $215.0 million of notional amount in outstanding interest rate swaps with third parties with maturities through November 2006 compared to $125.0 million as of the same period in 2002.

We employ a foreign currency hedging strategy to minimize potential losses in earnings or cash flows from unfavorable foreign currency exchange rate movements.  This strategy also minimizes potential gains from favorable exchange rate movements.  Foreign currency exposures arise from transactions, including firm commitments and anticipated transactions, denominated in a currency other than an entity’s functional currency and from foreign-denominated revenues and profits translated back into U.S. dollars.  Based on a sensitivity analysis at March 31, 2003, a 10% adverse change in the foreign currency exchange rates could impact our results of operations by $1.3 million.  The impact by currency in which we have exposure is as follows: Euro - $0.2 million; British pound - $0.2 million; Canadian dollar - $0.2 million; Mexican peso - $0.1 million; Argentinean peso - $0.1 million; Swiss Franc - $0.2 million; Swedish krona - $0.1 million; Indian rupee - $0.1 million and all other - $0.1 million.

Exposures are hedged primarily with foreign currency forward contracts that generally have maturity dates less than one year.  Our policy allows foreign currency coverage only for identifiable foreign currency exposures and, therefore, we do not enter into foreign currency contracts for trading purposes where the objective would be to generate profits.  As of March 31, 2003, we had a U.S. dollar equivalent of $39.7 million in outstanding forward contracts with third parties compared with $67.6 million at March 31, 2002.

Generally, we view our investments in foreign subsidiaries from a long-term perspective, and therefore, do not hedge these investments.  We use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary.

We realized foreign currency transaction losses of $0.9 million in the first quarter of 2003 compared with losses of $1.2 million in the first quarter of 2002, which is included in other expense in our Consolidated Statements of Operations.  We incurred foreign currency translation gains of $5.6 million in the first quarter of 2003 compared with losses of $7.6 million in the first quarter of 2002.  The currency gains in 2003 compared with 2002 reflect strengthening of the Euro versus the U.S. dollar, partially offset by weakening of the Argentinean peso, Brazilian real and Venezuelan bolivar.

Item 4.    Controls and Procedures

Our principal executive and financial officers have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q/A, March 31, 2003.  At the time of this evaluation, our principal executive and financial officers were aware of the following weaknesses related to our internal control over financial reporting at March 31, 2003.

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

As a result of matters giving rise to the restatement of the nine months ended September 30, 2003 and full years 2002, 2001 and 2000, the Audit/Finance Committee commissioned an independent investigation of matters related to the restatement in early March 2004.  The investigation results revealed inappropriate accounting entries pertaining to inventory amounts and related cost of sales entries in 2003, which were made without proper substantiation and were not recognized in the appropriate periods.

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

In connection with the restatement, we have performed substantial additional procedures to confirm that the restated financial information fairly presents our operating results and financial condition for the periods presented.  As a result of the additional procedures and progress made in implementing the foregoing improvements, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective as of July 7, 2004.

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings

We have been involved as a potentially responsible party at former public waste disposal sites that may be subject to remediation under pending government procedures.  The sites are in various stages of evaluation by federal and state environmental authorities.  The projected cost of remediating these sites, as well as our alleged “fair share” allocation, is uncertain and speculative until all studies have been completed and the parties have either negotiated an amicable resolution or the matter has been judicially resolved.  At each site, there are many other parties who have similarly been identified, and the identification and location of additional parties is continuing under applicable federal or state law.  Many of the other parties identified are financially strong and solvent companies that appear able to pay their share of the remediation costs.  Based on our preliminary information about the waste disposal practices at these sites and the environmental regulatory process in general, we believe that it is likely that ultimate remediation liability costs for each site will be apportioned among all liable parties, including site owners and waste transporters, according to the volumes and/or toxicity of the wastes shown to have been disposed of at the sites.

We are a defendant in a large number of pending lawsuits (which include, in many cases, multiple claimants) that seek to recover damages for personal injury allegedly caused by exposure to asbestos-containing products manufactured and/or distributed by us in the past.  We believe such products were self-contained and used as components of process equipment, and we do not believe that any emission of respirable asbestos-containing fiber occurred during the use of this equipment.  We believe that a high percentage of the applicable claims are covered by applicable insurance or indemnities from other companies.

In June 2002, we were sued by Ruhrpumpen, Inc. who alleged antitrust violations, conspiracy, fraud and breach of contract claims arising out of our December 2000 sale to Ruhrpumpen of a plant in Tulsa, Oklahoma and a license for eight defined pump lines.  The sale agreement had a purchase price of approximately $5.4 million plus other material terms, including Ruhrpumpen’s assumption of certain liabilities.  Ruhrpumpen subsequently amended its complaint to add Mr. Ronald F. Shuff, our Vice President, Secretary and General Counsel, and two other employees as individual defendants.  The sale to Ruhrpumpen was the result of a divestiture agreement we reached with the U.S. Department of Justice (“DOJ”) in July of 2000 in connection with our acquisition of IDP.  Our agreement with the DOJ gives it the authority to make inquiries about and otherwise monitor our divestiture.  On or about May 13, 2003, we received a letter from the DOJ making inquiry into some of the issues raised by Ruhrpumpen in its lawsuit and seeking information about the divestiture and Ruhrpumpen’s lawsuit.  The DOJ continues to monitor the lawsuit and the divestiture.  During March 2004, the case was tried in the U.S. District Court for the Northern District of Texas.  At trial, Ruhrpumpen sought the recovery of over $100 million in actual and exemplary damages.  We vigorously contested Ruhrpumpen’s allegations and purported damages.  At the close of the trial, Ruhrpumpen voluntarily dismissed its claims against Mr. Shuff and the other two employees.  On or about May 26, 2004, and before receiving a ruling from the court as to the remaining claims, the parties entered into a confidential settlement resolving all of their pending disputes.

During the quarter ended September 30, 2003, related class action lawsuits were filed in federal court, in the Northern District of Texas, alleging that the Company violated federal securities laws during a period beginning on October 23, 2001 and ending September 27, 2002.  After the cases were consolidated and a lead plaintiff was appointed by the court, the lead plaintiff filed a consolidated amended complaint on February 5, 2004.  On March 11, 2004, the court granted the lead plaintiff leave to file a second consolidated amended complaint, and this further pleading was filed on May 12, 2004.  The second consolidated amended complaint alleges that federal securities violations occurred between March 29, 2001 and September 27, 2002 and, like the first two complaints, names as individual defendants Mr. C. Scott Greer, Chairman, President and Chief Executive Officer, and Ms. Renée J. Hornbaker, our former Vice President and Chief Financial Officer.  The second consolidated amended complaint also names as defendants the Company’s outside auditor, PricewaterhouseCoopers, LLP, and two investment banks, Banc of America Securities LLC and Credit Suisse First Boston, which are alleged to have served as underwriters for two of the Company’s public stock offerings during the relevant period.  The second amended complaint asserts claims under Sections 10(b) and 20(a) of Securities Exchange Act of 1934, and Rule 10b-5 thereunder, and Sections 11 and 15 of the Securities Act of 1933, and seeks unspecified compensatory damages, forfeiture by Mr. Greer and Ms. Hornbaker of unspecified incentive-based or equity-based compensation and profits from any stock sales, and recovery of costs.  We strongly believe that the lawsuit is without merit and plan to vigorously defend the case.

On February 4, 2004, we received an informal inquiry from the SEC requesting the voluntary production of documents and information related to our February 3, 2004 announcement that we would restate our financial results for the nine months ended September 30, 2003 and the full years 2002, 2001 and 2000.  On June 2, 2004, we were advised that the SEC has issued a formal order of private investigation into issues regarding our restatement and any other issues that arise from the investigation.  We intend to continue to cooperate with the SEC in this matter.

In a separate informal inquiry, the SEC requested, and we supplied, documents and other information relating to whether our Form 8-K, furnished November 21, 2002, adequately fulfilled obligations that may have arisen under Regulation FD.  On May 24, 2004, we received a Wells Notice from the staff of the SEC related to this inquiry.  According to the notice, the staff is considering recommending that the SEC seek a cease-and-desist order, in conjunction with civil penalties, against us and our chief executive officer and director of investor relations, relating to whether we violated Regulation FD in reaffirming earnings guidance in an informal conversation with an analyst on November 19, 2002.  We have in the past informed the staff of the SEC that we believe that this reaffirmation was inadvertent and timely disclosed through a Form 8-K furnished on November 21, 2002.  The staff’s recommendation, if ultimately made, will suggest that the SEC claim that the Company and the individuals violated the disclosure requirements of Section 13(a) of the Securities Exchange Act of 1934 and Regulation FD.  The Company and the individuals plan to submit a written statement to the SEC setting forth their positions on the staff’s proposed action in response to the Wells Notice.

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

Item 6.    Exhibits and Reports on

Form 8-K

(a)	Exhibits
Exhibits 31.1 and 31.2
Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibits 32.1 and 32.2
Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K
The Company filed no Current Reports on Form 8-K with the Securities and Exchange Commission during the quarterly period covered by this report.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWSERVE CORPORATION (Registrant)

/s/ C. Scott Greer
C. Scott Greer
Chief Executive Officer

Date: July 6, 2004

Exhibits Index

Exhibit Number	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act 2002 (filed herewith).

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).