Form 10-Q
period 2004-03-31
FLOWSERVE CORP
filed 2004-07-08
CIK 30625

Use these links to rapidly review the document
FLOWSERVE CORPORATION INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                               TO                              .

Commission file number 1-13179

FLOWSERVE CORPORATION
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	31-0267900 (I.R.S. Employer Identification No.)
5215 North O'Connor Boulevard Suite 2300, Irving, TX 75039 (Address of principal executive offices)	75039 (Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act). Yes ☒    No ☐

Shares of Common Stock, $1.25 par value, outstanding as of May 31, 2004	55,273,717

FLOWSERVE CORPORATION
INDEX

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

FLOWSERVE CORPORATION
(Unaudited)

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2004	2003
Sales	$611,350	$564,269
Cost of sales	433,275	395,715

Gross profit	178,075	168,554
Selling, general and administrative expense	142,400	128,539
Integration expense	—	6,410
Restructuring expense	—	1,012

Operating income	35,675	32,593
Interest expense	20,086	21,136
Interest income	(256)	(889)
Loss on optional prepayments of debt	—	159
Other expense (income), net	(592)	769

Earnings before income taxes	16,437	11,418
Provision for income taxes	6,150	3,939

Net earnings	$10,287	$7,479

Earnings per share:
Basic	$0.19	$0.14

Diluted	$0.19	$0.14

Average shares outstanding—basic	55,170	55,151
Average shares outstanding—diluted	55,429	55,233

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(Amounts in thousands)	2004	2003
Net earnings	$10,287	$7,479

Other comprehensive income (expense):
Foreign currency translation adjustments	4,480	5,556
Cash flow hedging activity, net of tax effects	(565)	(216)

Other comprehensive income	3,915	5,340

Comprehensive income	$14,202	$12,819

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,674	$53,522
Accounts receivable, net	497,499	499,873
Inventories	440,212	435,946
Deferred taxes	81,208	79,083
Prepaid expenses	29,112	22,610

Total current assets	1,087,705	1,091,034
Property, plant and equipment, net	438,326	440,324
Goodwill	872,482	871,466
Other intangible assets, net	163,865	167,282
Other assets	233,202	230,547

Total assets	$2,795,580	$2,800,653

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$258,582	$262,553
Accrued liabilities	286,877	283,538
Long-term debt due within one year	78,579	66,492
Deferred taxes	20,019	20,075

Total current liabilities	644,057	632,658
Long-term debt due after one year	857,694	879,766
Retirement benefits and other liabilities	458,894	467,481
Shareholders' equity:
Serial preferred stock, $1.00 par value, 1,000 shares authorized, no shares issued	—	—
Common shares, $1.25 par value	72,018	72,018
Shares authorized—120,000
Shares issued—57,614
Capital in excess of par value	477,618	477,443
Retained earnings	453,260	442,973

	1,002,896	992,434
Treasury stock, at cost—2,789 and 2,775 shares	(62,825)	(62,575)
Deferred compensation obligation	7,505	7,445
Accumulated other comprehensive loss	(112,641)	(116,556)

Total shareholders' equity	834,935	820,748

Total liabilities and shareholders' equity	$2,795,580	$2,800,653

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Amounts in thousands)	2004	2003
Cash flows—Operating activities:
Net earnings	$10,287	$7,479
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	15,484	15,483
Amortization of intangible and other assets	3,277	2,559
Amortization of prepaid financing fees and discount	1,243	1,242
Loss on optional prepayments of debt	—	159
Net loss (gain) on the disposition of assets	8	(47)
Change in assets and liabilities impacting operating cash flows, net of assets and liabilities acquired:
Accounts receivable	444	6,782
Inventories	(2,731)	237
Prepaid expenses	(6,693)	(9,279)
Other assets	(3,155)	(1,214)
Accounts payable	(2,208)	(18,809)
Accrued liabilities	(5,477)	(7,508)
Income taxes payable	7,461	7,505
Retirement benefits and other liabilities	(1,385)	3,628
Net deferred taxes	(9,348)	5,358

Net cash flows provided by operating activities	7,207	13,575

Cash flows—Investing activities:
Capital expenditures	(6,918)	(5,536)
Cash received for disposal of assets	3,626	—
Cash paid for acquisition	(9,405)	—

Net cash flows used by investing activities	(12,697)	(5,536)

Cash flows—Financing activities:
Payments of long-term debt	(8,022)	(20,000)

Net cash flows used by financing activities	(8,022)	(20,000)

Effect of exchange rate changes	(336)	1,183

Net change in cash and cash equivalents	(13,848)	(10,778)
Cash and cash equivalents at beginning of year	53,522	49,245

Cash and cash equivalents at end of period	$39,674	$38,467

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

1. Basis of Presentation and Accounting Policies

Basis of Presentation

The accompanying consolidated balance sheet as of March 31, 2004, and the related consolidated statements of income and comprehensive income for the three months ended March 31, 2004 and 2003, and the consolidated statements of cash flows for the three months ended March 31, 2004 and 2003, are unaudited. In management's opinion, all adjustments comprising normal recurring adjustments necessary for a fair presentation of such consolidated financial statements have been made.

The accompanying consolidated financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes to the financial statements. Accordingly, the accompanying consolidated financial information should be read in conjunction with our 2003 Annual Report on Form 10-K for the year ended December 31, 2003.. Interim results are not necessarily indicative of results to be expected for a full year.

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

	Quarter Ended March 31,
	2004	2003
Net earnings, as reported	$10,287	$7,479
Restricted stock compensation expense (income) included in net earnings, net of related tax effects	(39)	62
Less: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(419)	(588)

Pro forma net earnings	$9,829	$6,953
Earnings per share—basic:
As reported	$0.19	$0.14
Pro forma	$0.18	$0.13
Earnings per share—diluted:
As reported	$0.19	$0.14
Pro forma	$0.18	$0.13

Because the determination of the fair value of stock options granted includes an expected volatility factor and because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects for future years.

Other Accounting Policies

Our significant accounting policies, for which no significant changes have occurred in the quarter ended March 31, 2004, are detailed in Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2003.

2. Recent Accounting Developments

Pronouncement Implemented

In December 2003, the FASB revised FIN No. 46, "Consolidation of Variable Interest Entities," which addresses the consolidation of variable interest entities ("VIEs") by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE. We have no interests in VIEs that require disclosure or consolidation under FIN 46, and therefore its implementation had no significant effect on our results of operations or financial position.

Pronouncements Not Yet Implemented

During December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was enacted in the United States. The Act generally permits plan sponsors that provide retiree prescription drug benefits that are "actuarially equivalent" to the benefits of Medicare Part D to be eligible for a non-taxable federal subsidy. As permitted by FASB Staff Position No. (FSP) 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," we have elected to defer accounting for any effects of the Act until December 31, 2004. We are evaluating the impact of the Act, including the emergence of specific authoritative guidance regarding the accounting treatment afforded the provisions of the Act, which could require us to change information previously reported.

Although there are no other final pronouncements recently issued which we have not adopted and that we expect to impact reported financial information or disclosures, accounting promulgating bodies have a number of pending projects which may directly impact us. We continue to evaluate the status of these projects, and as these projects become final, we will provide disclosures regarding the likelihood and magnitude of their impact, if any.

3. Allowance for Doubtful Accounts

Accounts receivable are stated net of an allowance for doubtful accounts of $15,992 and $18,572 at March 31, 2004 and December 31, 2003, respectively.

4. Goodwill

The changes in the carrying amount of goodwill for the three months ending March 31, 2004 follow:

(Amounts in thousands)	Flowserve Pump	Flow Solutions	Flow Control	Total
Balance as of December 31, 2003	$466,726	$32,266	$372,474	$871,466
Currency translation	(555)	(372)	1,943	1,016

Balance as of March 31, 2004	$466,171	$31,894	$374,417	$872,482

5. Derivative Instruments and Hedges

We enter into forward contracts to hedge our risk associated with transactions denominated in foreign currencies. Our risk management and derivatives policy specify the conditions in which we enter into derivative contracts. As of March 31, 2004, we have approximately $121.3 million of notional amount in outstanding contracts with third parties. As of March 31, 2004, the maximum length of any forward contract in place was 15 months. The fair value of outstanding forward contracts entered into by us at March 31, 2004 was $2.1 million and $5.4 million at December 31, 2003. During the quarters ended March 31, 2004 and 2003, respectively, we recognized changes in fair value, net of reclassifications, for losses of $0.9 million and $0.2 million, before income taxes, in comprehensive income related to our forward contracts.

We, also as part of our risk management program, enter into interest rate swap agreements to hedge our exposure to floating interest rates on certain portions of our debt. As of March 31, 2004, we have $175 million of notional amount in outstanding interest rate swaps with third parties. As of March 31, 2004, the maximum remaining length of any interest rate contract in place was approximately 32 months. At March 31, 2004, the fair value of the interest rate swap agreements was a liability of $7.7 million and $7.6 million at December 31, 2003. During the quarters ended March 31, 2004 and 2003, respectively, we recognized changes in fair value, net of reclassifications, for losses of $0.1 million and $0.1 million, before income taxes, in comprehensive income related to our interest rate swap agreements.

We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under forward contracts and interest rate swap agreements and expect all counterparties to meet their obligations and have experienced no credit losses from our counterparties. Hedging related transactions recorded in comprehensive income are presented net of deferred taxes at prevailing tax rates where the derivatives are held, which approximate 37%.

6. Debt

Debt, including capital lease obligations, consisted of:

(Amounts in thousands)	March 31, 2004	December 31, 2003
Term Loan Tranche A:
U.S. Dollar Tranches, interest rate of 3.63% in 2004 and 3.74% in 2003	$191,982	$200,004
Euro Tranche, interest rate of 4.63% in 2004 and 4.65% in 2003	12,022	12,292
Term Loan Tranche C, interest rate of 3.88% in 2004 and 4.00% in 2003	465,473	465,473
Senior Subordinated Notes, net of discount, coupon of 12.25%:
U.S. Dollar denominated	186,805	186,739
Euro denominated	79,258	80,998
Capital lease obligations and other	733	752

Debt and capital lease obligations	936,273	946,258
Less amounts due within one year	78,579	66,492

Total debt due after one year	$857,694	$879,766

Senior Credit Facilities

As of March 31, 2004 and December 31, 2003, our senior credit facilities are composed of Tranche A and Tranche C term loans and a revolving credit facility. Tranche A consists of a U.S. Dollar denominated tranche and a Euro denominated tranche, the latter of which is a term note due in 2006. During the three months ended March 31, 2004, we made mandatory debt payments of $8 million. As of March 31, 2004, we have total scheduled principal payments of $58.4 million due in the remaining periods of 2004.

The Tranche A and Tranche C loans have ultimate maturities of June 2006 and June 2009, respectively. The term loans bear floating interest rates based on LIBOR plus a borrowing spread, or the prime rate plus a borrowing spread, at our option. The borrowing spread for the senior credit facilities can increase or decrease based on the leverage ratio as defined in the credit facility and on our public debt ratings.

As part of the senior credit facilities, we also have a $300 million revolving credit facility that expires in June 2006. The revolving credit facility allows us to issue up to $200 million in letters of credit. No amounts were outstanding under the revolving credit facility at March 31, 2004 or December 31, 2003. We have issued $45.5 million in letters of credit under the facility, which reduced borrowing capacity of the facility to $254.5 million at March 31, 2004, compared with a borrowing capacity of $257.3 million at December 31, 2003.

We are required, under certain circumstances as defined in the credit facility, to use a percentage of excess cash generated from operations to reduce the outstanding principal of the term loans in the following year. Based upon the annual calculations performed at December 31, 2003, no additional principal payments became due in 2004 under this provision.

Senior Subordinated Notes

At March 31, 2004, we have $188.5 million and EUR 65 million (equivalent to $80.0 million) face value of Senior Subordinated Notes outstanding.

The Senior Subordinated Notes were originally issued in 2000 at a discount to yield 12.5%, but have a coupon interest rate of 12.25%. Approximately one-third of these Senior Subordinated Notes were repurchased at a premium in 2001 utilizing proceeds from an equity offering, in accordance with the provisions of our indenture.

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

Our senior credit facility requires us to submit audited financial statements to the lenders within 100 days of year end. As a consequence of delays stemming from the restatement of our financial information for the nine months ended September 30, 2003 and the full years 2002, 2001 and 2000, we were unable to provide the audited financial statements within the specified period of time. Accordingly, we obtained a waiver from our lenders regarding this covenant and, accordingly, present the scheduled maturities under the facility due beyond March 31, 2005 as non-current in the consolidated balance sheet.

During June 2004, we received an amendment from our lenders to reduce the interest coverage minimum threshold beginning in June 2004 and to address other matters.

The minimum interest coverage ratio increased to 3.00 at March 31, 2004. Under the amended senior credit facility, the minimum interest coverage ratio reduces to 2.75 in June 2004 where it remains until December 2005, when it increases to 3.75. The maximum leverage ratio reduces to 3.75 at September 2004, where it remains until March 2005, when it decreases to 3.50. We currently estimate that we will comply with these covenants, although there can be no assurance that we will do so. Should our estimated earnings change we may not comply with these or other covenants and we may seek a waiver or an amendment to the senior credit facility in order to remain in compliance. We believe that such waiver or amendment, should it be needed, would be approved by the requisite number of lenders; however, there can be no assurance that such a waiver or amendment would be granted. We are not presently able to ascertain the cost and/or conditions associated with receipt of such waiver or amendment.

7. Sales of Accounts Receivable

Certain of our European subsidiaries engage in non-recourse factoring of trade accounts receivable. The various agreements have different terms, including options for renewal, none of which extend beyond December 2005. Under our senior credit facility, such factoring is generally limited to $50 million, based on the due date of the factored receivables.

At both March 31, 2004 and December 31, 2003, we have received, using end of period exchange rates, a U.S. dollar equivalent of approximately $24 million in cash from the factor under our most significant factoring program, which represents the factors' purchase of $30 million of receivables. At both of these dates, we have established a receivable from the factors for the $6 million to be recouped upon payment by the customer. In the first quarter of 2004 and 2003, we recognized approximately $0.2 million of loss in factoring receivables.

Additionally, we maintain numerous other less significant factoring programs. The aggregate cash received from the factoring of the receivables under these agreements totaled $27 million at March 31, 2004 and $29 at December 31, 2003.

8. Inventories

Inventories are stated at lower of cost or market. Cost is determined for U.S. inventories by the last-in, first-out (LIFO) method and for other inventories by the first-in, first-out (FIFO) method.

Inventories and the method of determining costs were:

(Amounts in thousands)	March 31, 2004	December 31, 2003
Raw materials	$123,157	$115,981
Work in process	246,004	241,099
Finished goods	240,704	238,197
Less: Progress billings	(92,668)	(85,946)
Less: Excess and obsolete reserve	(44,887)	(41,347)

	472,310	467,984
LIFO reserve	(32,098)	(32,038)

Net inventory	$440,212	$435,946

Percent of inventory accounted for by:
LIFO	52%	52%
FIFO	48%	48%

9. Accumulated Depreciation on Property, Plant and Equipment

Property, plant and equipment are stated net of accumulated depreciation of $428,895 and $416,867 at March 31, 2004 and December 31, 2003, respectively.

10. Restructuring Costs—IFC

Restructuring Costs

In conjunction with the acquisition of the Flow Control Division of Invensys plc ("IFC") during 2002, we initiated a restructuring program designed to reduce costs and eliminate excess capacity by closing 18 valve facilities, including 10 service facilities, and reducing sales and related support personnel. Our actions, some of which were approved and committed to in 2002with the remaining actions approved and committed to in 2003, are expected to result in a gross reduction of approximately 889 positions and a net reduction of approximately 662 positions. Net position eliminations represent the gross positions eliminated from the closed facilities offset by positions added at the receiving facilities, which are required to produce the products transferred into the receiving facilities.

We established a restructuring program reserve of $11.0 million upon acquisition of IFC, and increased the reserve by a total of $9.6 million in the latter half of 2002. We recognized additional accruals of $4.5 million in 2003 for this program, including $2.0 million during the first quarter, primarily related to the closure of certain valve service facilities and the related reductions in workforce. Cash expenditures against the accrual were $4.2 million in 2002 and $11.6 million in 2003, including $4.1 million during the first quarter, and $1.3 million during the first quarter of 2004. The remaining accrual of $8.0 million reflects payments to be made in 2004 and beyond for severance obligations due to terminated personnel in Europe of $4.8 million as well as lease and other contract termination and exit costs of $3.2 million.

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

The following illustrates activity related to the IFC restructuring reserve:

(Amounts in millions)	Severance	Other Exit Costs	Total
Balance created on June 5, 2002	$6.9	$4.1	$11.0
Additional accruals	6.9	2.7	9.6
Cash expenditures	(3.1)	(1.1)	(4.2)

Balance at December 31, 2002	$10.7	$5.7	$16.4
Additional accruals	3.8	0.7	4.5
Cash expenditures	(8.8)	(2.8)	(11.6)

Balance at December 31, 2003	$5.7	$3.6	$9.3
Cash expenditures	(0.9)	(0.4)	(1.3)

Balance at March 31, 2004	$4.8	$3.2	$8.0

Integration Costs—IFC

During the first quarter of 2003, we incurred acquisition-related integration expense in conjunction with IFC, which is summarized below:

(Amounts in millions)	2003
Personnel and related costs	$3.7
Transfer of product lines	1.7
Asset impairments	0.2
Other	0.8

IFC integration expense	$6.4

Cash expense	$6.2
Non-cash expense	0.2

IFC integration expense	$6.4

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

Remaining Restructuring and Integration Costs—IFC

At December 31, 2003, we largely completed restructuring and integration activities related to IFC, except for payments to be made for certain European activities. We expect to incur no additional restructuring and integration costs related to this integration program.

Payments from the restructuring accrual will continue throughout 2004 and into 2005 due to the timing of severance obligations in Europe.

11. Warranty Reserve

The following is a summary of the activity in our warranty reserve:

(Amounts in thousands)	2004	2003
Balance at January 1,	$19,356	$16,131
Accruals for warranty expense	6,725	3,657
Settlements made	(5,409)	(4,112)

Balance as of March 31,	$20,672	$15,676

12. Earnings Per Share

Basic and diluted earnings per weighted average share outstanding were calculated as follows:

	Quarter Ended March 31,
(Amounts in thousands, except per share amounts)	2004	2003
Net earnings	$10,287	$7,479

Denominator for basic earnings per share	55,170	55,151
Effect of potentially dilutive securities	259	82

Denominator for diluted earnings per share	55,429	55,233

Net earnings per share—basic	$0.19	$0.14

Net earnings per share—diluted	$0.19	$0.14

Options outstanding with an exercise price greater than the average market price of the common stock were not included in the computation of diluted earnings per share.

The following summarizes options to purchase common stock that were excluded from the computations of potentially dilutive securities:

	Three Months Ended March 31,
	2004	2003
Total number excluded	1,175,307	2,855,340
Weighted average exercise price	$27.18	$22.33

13. Contingencies

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

We are the defendant in a large number of pending lawsuits (which include, in many cases, multiple claimants) that seek to recover damages for personal injury allegedly caused by exposure to asbestos-containing products manufactured and/or distributed by us in the past. We believe such products were self-contained and used as components of process equipment, and we do not believe that any emission of respirable asbestos-containing fiber occurred during the use of this equipment. We believe that a high percentage of the applicable claims are covered by applicable insurance or indemnities from other companies.

In June 2002, we were sued by Ruhrpumpen, Inc. who alleged antitrust violations, conspiracy, fraud and breach of contract claims arising out of our December 2000 sale to Ruhrpumpen of a plant in Tulsa, Oklahoma and a license for eight defined pump lines. The sale agreement had a purchase price of approximately $5.4 million plus other material terms, including Ruhrpumpen's assumption of certain liabilities. Ruhrpumpen subsequently amended its complaint to add Mr. Ronald F. Shuff, our Vice President, Secretary and General Counsel, and two other employees as individual defendants. The sale to Ruhrpumpen was the result of a divestiture agreement we reached with the U.S. Department of Justice ("DOJ") in July of 2000 in connection with our acquisition of IDP. Our agreement with the DOJ gives it the authority to make inquiries about and otherwise monitor our divestiture. On or about May 13, 2003, we received a letter from the DOJ making inquiry into some of the issues raised by Ruhrpumpen in its lawsuit and seeking information about the divestiture and Ruhrpumpen's lawsuit. The DOJ continues to monitor the lawsuit and the divestiture. During March 2004, the case was tried in the U.S. District Court for the Northern District of Texas. At trial, Ruhrpumpen sought the recovery of over $100 million in actual and exemplary damages. We vigorously contested Ruhrpumpen's allegations and purported damages. At the close of the trial, Ruhrpumpen voluntarily dismissed its claims against Mr. Shuff and the other two employees. On or about May 26, 2004, and before receiving a ruling from the court as to the remaining claims, the parties entered into a confidential settlement resolving all of their pending disputes.

During the quarter ended September 30, 2003, related class action lawsuits were filed in federal court, in the Northern District of Texas, alleging that the Company violated federal securities laws during a period beginning on October 23, 2001 and ending September 27, 2002. After the cases were consolidated and a lead plaintiff was appointed by the court, the lead plaintiff filed a consolidated amended complaint on February 5, 2004. On March 11, 2004, the court granted the lead plaintiff leave to file a second consolidated amended complaint, and this further pleading was filed on May 12, 2004. The second consolidated amended complaint alleges that federal securities violations occurred between March 29, 2001 and September 27, 2002 and, like the first two complaints, names as individual defendants Mr. C. Scott Greer, Chairman, President and Chief Executive Officer, and Ms. Renée J. Hornbaker, our former Vice President and Chief Financial Officer. The second consolidated amended complaint also names as defendants the Company's outside auditor, PricewaterhouseCoopers, LLP, and two investment banks, Banc of America Securities LLC and Credit Suisse First Boston, which are alleged to have served as underwriters for two of the Company's public stock offerings during the relevant period. The second amended complaint asserts claims under Sections 10(b) and 20(a) of Securities Exchange Act of 1934, and Rule 10b-5 thereunder, and Sections 11 and 15 of the Securities Act of 1933, and seeks unspecified compensatory damages, forfeiture by Mr. Greer and Ms. Hornbaker of unspecified incentive-based or equity-based compensation and profits from any stock sales, and recovery of costs. We strongly believe that the lawsuit is without merit and plan to vigorously defend the case.

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

In a separate informal inquiry, the SEC requested, and we supplied, documents and other information relating to whether our Form 8-K, furnished November 21, 2002, adequately fulfilled obligations that may have arisen under Regulation FD. On May 24, 2004, we received a Wells Notice from the staff of the SEC related to this inquiry. According to the notice, the staff is considering recommending that the SEC seek a cease-and-desist order, in conjunction with civil penalties, against us and our chief executive officer and director of investor relations, relating to whether we violated Regulation FD in reaffirming earnings guidance in an informal conversation with an analyst on November 19, 2002. We have in the past informed the staff of the SEC that we believe that this reaffirmation was inadvertent and timely disclosed through a Form 8-K furnished on November 21, 2002. The staff's recommendation, if ultimately made, will suggest that the SEC claim that the Company and the individuals violated the disclosure requirements of Section 13(a) of the Securities Exchange Act of 1934 and Regulation FD. The Company and the individuals plan to submit a written statement to the SEC setting forth their positions on the staff's proposed action in response to the Wells Notice.

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

14. Retirement and Postretirement Benefits

Components of the net periodic cost (benefit) for the quarter ended March 31 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Postretirement Medical Benefits
Net periodic cost (benefit) (Amounts in millions)
	2004	2003	2004	2003	2004	2003
Service cost	$3.7	$3.4	$0.5	$0.5	$0.1	$0.1
Interest cost	4.1	3.9	1.9	1.8	1.4	1.4
Expected return on plan assets	(4.7)	(4.3)	(0.9)	(0.8)	—	—
Curtailments/settlements	—	0.1	—	—	—	—
Amortization of unrecognized net loss	0.6	0.2	0.4	0.3	0.5	(0.8)
Amortization of prior service costs	(0.3)	(0.3)	—	—	(0.8)	0.3

Net cost recognized	$3.4	$3.0	$1.9	$1.8	$1.2	$1.0

15. Segment Information

We principally engage in the worldwide design, manufacture, distribution and service of industrial flow management equipment. We provide pumps, valves and mechanical seals primarily for the petroleum industry, chemical-processing industry, power-generation industry, water industry and general industries requiring flow management products.

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

We evaluate segment performance based on operating income including special items. We believe that special items, while indicative of efforts to integrate IFC into our business, do not reflect ongoing business results. Earnings before special items are not a recognized measure under generally accepted accounting principles ("GAAP") and should not be viewed as an alternative to GAAP measures of performance.

Amounts classified as "All Other" include the corporate headquarters costs and other minor entities that do not constitute separate segments. Intersegment sales and transfers are recorded at cost plus a profit margin, with the margin on such sales eliminated with consolidation.

Effective January 1, 2003, we realigned certain small sites between segments. Accordingly, the segment information for all periods presented herein has been reported under the new organizational structure.

Three Months Ended March 31, 2004 (amounts in thousands)	Flowserve Pump	Flow Solutions	Flow Control	Subtotal— Reportable Segments	All Other	Consolidated Total
Sales to external customers	$300,971	$87,838	$221,241	$610,050	$1,300	$611,350
Intersegment sales	1,539	7,000	1,335	9,874	(9,874)	—

Total segment sales	302,510	94,838	222,576	619,924	(8,574)	611,350
Segment operating income	17,355	17,412	10,771	45,538	(9,863)	35,675
Identifiable assets	$1,322,487	$193,257	$1,028,104	$2,543,848	$251,732	$2,795,580
Three Months Ended March 31, 2003 (amounts in thousands)	Flowserve Pump	Flow Solutions	Flow Control	Subtotal— Reportable Segments	All Other	Consolidated Total
Sales to external customers	$281,770	$78,961	$202,423	$563,154	$1,115	$564,269
Intersegment sales	2,975	6,111	2,496	11,582	(11,582)	—

Total segment sales	284,745	85,072	204,919	574,736	(10,467)	564,269
Segment operating income (before special items)(1)	22,555	15,745	10,733	49,033	(9,018)	40,015
Identifiable assets	$1,334,149	$182,734	$1,009,424	$2,526,307	$69,538	$2,595,845
(1)
Special items reflect costs associated with the IFC acquisition including $6,410 of integration expense and $1,012 of restructuring expense.

A reconciliation of total consolidated operating income before special items to consolidated earnings before income taxes follows:

	Three Months Ended March 31,
	2004	2003
Total consolidated operating income (before special items)	$35,675	$40,015
Less:
Net interest expense	19,830	20,247
Loss on optional prepayments of debt	—	159
Other expense (income), net	(592)	769
Special items:
Integration expense	—	6,410
Restructuring expense	—	1,012

Earnings before income taxes	$16,437	$11,418

16. Guarantor and Nonguarantor Financial Statements

Under our Senior Subordinated Notes, Flowserve Corporation, the parent, guarantees the Senior Subordinated Notes issued by Flowserve Finance, B.V., the named borrower. Because of this parent guarantee, we are required to present the following consolidating financial information including the consolidating balance sheet as of March 31, 2004 and December 31, 2003, and the related statements of operations and cash flows for the three months ended March 31, 2004 and 2003 for:

  •
  Flowserve Corporation, the parent;
  •
  Flowserve Finance B.V.;
  •
  the guarantor subsidiaries;
  •
  the nonguarantor subsidiaries; and
  •
  our consolidated basis.

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

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)
CONSOLIDATING STATEMENT OF OPERATIONS
For The Three Months Ended March 31, 2004
(unaudited)

	Parent	Flowserve Finance B.V.	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$—	$296,653	$346,724	$(32,027)	$611,350
Cost of sales	—	—	219,996	245,306	(32,027)	433,275

Gross profit	—	—	76,657	101,418	—	178,075
Selling, general and administrative expense	—	—	76,870	65,530	—	142,400

Operating income (loss)	—	—	(213)	35,888	—	35,675
Interest expense	15,803	9,129	28,452	4,976	(38,274)	20,086
Interest income	(24,710)	(3,198)	(6,640)	(3,982)	38,274	(256)
Other expense (income), net	—	—	(2,766)	2,174	—	(592)
Equity in earnings of subsidiaries	(4,677)	—	—	—	4,677	—

Earnings (loss) before income taxes	13,584	(5,931)	(19,259)	32,720	(4,677)	16,437
Provision (benefit) for income taxes	3,297	(133)	(7,132)	10,118	—	6,150

Net earnings (loss)	$10,287	$(5,798)	$(12,127)	$22,602	$(4,677)	$10,287

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)
CONSOLIDATING STATEMENT OF OPERATIONS
For The Three Months Ended March 31, 2003
(unaudited)

	Parent	Flowserve Finance B.V.	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Sales	$—	$—	$300,957	$288,256	$(24,944)	$564,269
Cost of sales	—	—	219,090	201,569	(24,944)	395,715

Gross profit	—	—	81,867	86,687	—	168,554
Selling, general and administrative expense	—	—	73,908	54,631	—	128,539
Integration expense	—	—	4,632	1,778	—	6,410
Restructuring expense	—	—	1,012	—	—	1,012

Operating income	—	—	2,315	30,278	—	32,593
Interest expense	17,447	9,324	28,176	3,706	(37,517)	21,136
Interest income	(24,470)	(2,758)	(6,775)	(4,403)	37,517	(889)
Loss on optional prepayment of debt	159	—	—	—	—	159
Other expense (income), net	—	—	(9,413)	10,182	—	769
Equity in earnings of subsidiaries	(3,155)	—	—	—	3,155	—

Earnings (loss) before income taxes	10,019	(6,566)	(9,673)	20,793	(3,155)	11,418
Provision (benefit) for income taxes	2,540	214	(3,579)	4,764	—	3,939

Net earnings (loss)	$7,479	$(6,780)	$(6,094)	$16,029	$(3,155)	$7,479

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)
CONSOLIDATING BALANCE SHEET
March 31, 2004
(unaudited)

	Parent	Flowserve Finance B.V.	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$—	$1,652	$38,022	$—	$39,674
Intercompany receivables	41,024	5,233	255,325	52,970	(354,552)	—
Accounts receivable, net	—	—	223,960	273,539	—	497,499
Inventories	—	—	213,492	226,720	—	440,212
Deferred tax assets	—	—	77,940	3,268	—	81,208
Prepaid expenses	—	—	2,827	26,285	—	29,112

Total current assets	41,024	5,233	775,196	620,804	(354,552)	1,087,705
Property, plant and equipment, net	—	—	209,881	228,445	—	438,326
Investment in subsidiaries	409,046	239,938	514,853	—	(1,163,837)	—
Intercompany receivables	1,219,430	96,704	257,343	254,943	(1,828,420)	—
Goodwill	—	—	673,365	199,117	—	872,482
Other intangible assets, net	—	—	133,387	30,478	—	163,865
Other assets	14,723	2,711	173,233	42,535	—	233,202

Total assets	$1,684,223	$344,586	$2,737,258	$1,376,322	$(3,346,809)	$2,795,580

Current liabilities:
Accounts payable	$—	$—	$110,929	$147,653	$—	$258,582
Intercompany payables	—	10,540	302,344	41,668	(354,552)	—
Accrued liabilities	5,028	1,687	135,072	145,090	—	286,877
Long-term debt due within one year	78,505	—	—	74	—	78,579
Deferred Taxes	—	—	17,621	2,398	—	20,019

Total current liabilities	83,533	12,227	565,966	336,883	(354,552)	644,057
Long-term debt due after one year	765,755	79,249	420	12,270	—	857,694
Intercompany payables	—	305,503	1,404,714	118,203	(1,828,420)	—
Retirement benefits and other liabilities	—	—	319,016	139,878	—	458,894
Shareholders' equity:
Common shares	72,018	—	2	182,331	(182,333)	72,018
Capital in excess of par value	477,618	—	300,963	426,194	(727,157)	477,618
Retained earnings (deficit)	453,260	(10,094)	199,919	377,984	(567,809)	453,260

	1,002,896	(10,094)	500,884	986,509	(1,477,299)	1,002,896
Treasury stock at cost	(62,825)	—	—	—	—	(62,825)
Deferred compensation obligation	7,505	—	—	—	—	7,505
Accumulated other comprehensive (loss) income	(112,641)	(42,299)	(53,742)	(217,421)	313,462	(112,641)

Total shareholders' equity	834,935	(52,393)	447,142	769,088	(1,163,837)	834,935

Total liabilities and shareholders' equity	$1,684,223	$344,586	$2,737,258	$1,376,322	$(3,346,809)	$2,795,580

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)
CONSOLIDATING BALANCE SHEET
December 31, 2003

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

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)
CONSOLIDATING STATEMENT OF CASH FLOWS
For The Three Months Ended March 31, 2004
(unaudited)

	Parent	Flowserve Finance B.V.	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Cash Flows—Operating activities:
Net earnings (loss)	$10,287	$(5,798)	$(12,127)	$22,602	$(4,677)	$10,287
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
Depreciation	—	—	8,017	7,467	—	15,484
Amortization	—	—	2,547	730	—	3,277
Amortization of prepaid financing fees and discount	1,059	184	—	—	—	1,243
Net gain on the disposition of fixed assets	—	—	—	8	—	8
Change in assets and liabilities:
Accounts receivable	—	—	(5,314)	5,758	—	444
Inventories	—	—	(2,410)	(321)	—	(2,731)
Intercompany receivable and payable	(23)	(22,235)	(3,777)	21,358	4,677	—
Prepaid expenses	—	—	(2,196)	(4,497)	—	(6,693)
Other assets	2,126	108	11,130	(16,519)	—	(3,155)
Accounts payable	—	—	14,512	(16,720)	—	(2,208)
Accrued liabilities	(5,427)	(2,482)	3,397	(965)	—	(5,477)
Income taxes payable	—	—	(1,625)	9,086	—	7,461
Retirement benefits and other liabilities	—	—	(90)	(1,295)	—	(1,385)
Net deferred taxes	—	—	(5,763)	(3,585)	—	(9,348)

Net cash flows provided (used) by operating activities	8,022	(30,223)	6,301	23,107	—	7,207

Cash Flows—Investing activities:
Capital expenditures	—	—	(5,202)	(1,716)	—	(6,918)
Cash received for disposal of asset	—	—	—	3,626	—	3,626
Cash paid for acquisition	—	—	—	(9,405)	—	(9,405)

Net cash flows used by investing activities	—	—	(5,202)	(7,495)	—	(12,697)

Cash Flows—Financing activities:
Payments of long-term debt	(8,022)	—	—	—	—	(8,022)
Cash dividends (paid) received	—	30,223	109	(30,332)	—	—

Net cash flows provided (used) by financing activities	(8,022)	30,223	109	(30,332)	—	(8,022)
Effect of exchange rate changes	—	—	13	(349)	—	(336)

Net change in cash and cash equivalents	—	—	1,221	(15,069)	—	(13,848)
Cash and cash equivalents at beginning of year	—	—	431	53,091	—	53,522

Cash and cash equivalents at end of period	$—	$—	$1,652	$38,022	$—	$39,674

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands)
CONSOLIDATING STATEMENT OF CASH FLOWS
For The Three Months Ended March 31, 2003
(unaudited)

	Parent	Flowserve Finance B.V.	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Cash Flows—Operating activities:
Net earnings (loss)	$7,479	$(6,780)	$(6,094)	$16,029	$(3,155)	$7,479
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
Depreciation	—	—	8,494	6,989	—	15,483
Amortization	—	—	2,071	488	—	2,559
Amortization of prepaid financing fees and discount	1,064	178	—	—	—	1,242
Loss on optional prepayment of debt	159	—	—	—	—	159
Net gain on the disposition of fixed assets	—	—	—	(47)	—	(47)
Change in assets and liabilities:
Accounts receivable	—	—	13,784	(7,002)	—	6,782
Inventories	—	—	(7,270)	7,507	—	237
Intercompany receivable and payable	19,484	8,738	(5,067)	(26,310)	3,155	—
Prepaid expenses	—	—	(8,498)	(781)	—	(9,279)
Other assets	14	—	(4,233)	3,005	—	(1,214)
Accounts payable	—	—	(6,451)	(12,358)	—	(18,809)
Accrued liabilities	(6,109)	(2,168)	(5,610)	6,379	—	(7,508)
Income taxes payable	—	32	2,625	4,848	—	7,505
Retirement benefits and other liabilities	—	—	3,165	463	—	3,628
Net deferred taxes	(2,091)	—	7,934	(485)	—	5,358

Net cash flows provided (used) by operating activities	20,000	—	(5,150)	(1,275)	—	13,575

Cash Flows—Investing activities:
Capital expenditures	—	—	(3,048)	(2,488)	—	(5,536)

Net cash flows used by investing activities	—	—	(3,048)	(2,488)	—	(5,536)

Cash Flows—Financing activities:
Payments of long-term debt	(20,000)	—	—	—	—	(20,000)
Cash dividends paid	—	—	1,359	(1,359)	—	—

Net cash flows provided (used) by financing activities	(20,000)	—	1,359	(1,359)	—	(20,000)
Effect of exchange rate changes	—	—	(9)	1,192	—	1,183

Net change in cash and cash equivalents	—	—	(6,848)	(3,930)	—	(10,778)
Cash and cash equivalents at beginning of year	—	—	6,937	42,308	—	49,245

Cash and cash equivalents at end of period	$—	$—	$89	$38,378	$—	$38,467

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

Critical Accounting Policies and Estimates

Management's discussion and analysis are based on our consolidated financial statements and related footnotes contained within this report. Our more critical accounting policies used in the preparation of the consolidated financial statements were discussed in our Annual Report on Form 10-K for the year ended December 31, 2003. These critical policies, for which no significant changes have occurred in the first three months of 2004, include:

  •
  Revenue Recognition
  •
  Allowance for Doubtful Accounts
  •
  Inventories
  •
  Deferred Tax Asset Valuation
  •
  Legal and Environmental Accruals
  •
  Warranty Accruals
  •
  Pension and Postretirement Benefits Obligations
  •
  Valuation of Goodwill, Indefinite-Lived Intangible Assets and Other Long-Lived Assets
  •
  Stock-based Compensation

Based on an assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our consolidated financial statements provide a meaningful and fair perspective of us. This is not to suggest that other general risk factors, such as changes in worldwide demand, changes in material costs, performance of acquired businesses and others, could not adversely impact our consolidated financial position, results of operations and cash flows in future periods.

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

Results of Operations—First Three Months of 2004 and 2003

Bookings, Sales and Backlog

	Quarter Ended March 31,
(Amounts in millions)	2004	2003
Bookings	$662.8	$607.9
Sales	611.4	564.3
Backlog	873.0	789.6

Bookings, or incoming orders for which there are purchase commitments, increased 9.0% for the three months ended March 31, 2004 compared with the same period in 2003. Approximately 7% of this increase related to favorable currency translation primarily related to the strengthening of the Euro versus the U.S. dollar. The increase in bookings absent favorable currency translation reflects strong bookings for our Flow Control Division due to its improved operating performance and an improving U.S. economy. The overall increase was tempered somewhat by our Pump Division's increased selectivity in pursuing lower margin project-related business.

Overall business to the petroleum industry remained robust. In addition, we have also seen improving activity in the U.S. nuclear power market in the first quarter.

Sales increased by 8.3% in the first three months of 2004, compared with the same period in 2003, largely due to favorable currency translation which impacted sales by approximately 7% compared with the prior period. The increase in sales in the first quarter absent favorable currency translation largely reflects increased project shipments, most notably in Europe.

Net sales to international customers, including export sales from the U.S., were 64% of sales in the first quarter of 2004 compared with 56% in the same period in 2003. Favorable currency translation was the primary factor for the increase in 2004 compared with the prior period.

At March 31, 2004, backlog increased 10.6%, compared with March 31, 2003 and increased 6.7% compared with $818.2 million at December 31, 2003. Backlog represents the accumulation of uncompleted customer orders. The backlog increase compared with the prior year resulted from increased bookings during the first quarter 2004.

Consolidated Results

	Quarter Ended March 31,
(Amounts in millions)	2004	2003
Gross profit	$178.1	$168.6
Gross profit margin	29.1%	29.9%

Gross profit increased 5.6% for the first quarter of 2004 compared with the prior year period. The increase in gross profit in the quarter was primarily due to about 7% favorable currency translation. Gross margin was below the prior year generally due to an estimated 11% increase in percentage of sales for projects versus aftermarket sales. Projects generally have lower margin than aftermarket (replacement parts and services).

	Quarter Ended March 31,
(Amounts in millions)	2004	2003
SG&A expense	$142.4	$128.5
SG&A expense as a percentage of sales	23.3%	22.8%

Selling, general and administrative expense (SG&A) increased 10.8% in the first quarter of 2004, compared with the prior year period. SG&A in the first quarter of 2004 increased about 6% compared with the prior year due to the estimated negative impacts of currency translation. SG&A also increased versus the first quarter of 2003 due to higher professional fees of about $3.0 million generally related to the restatement and other legal matters and higher incentive accruals of about $1.6 million. During the quarter, we also incurred about

$1.2 million in redundancy costs as we continue to streamline our business. SG&A as a percentage of sales increased in the 2004 period from the prior period due to these increased expenses.

	Quarter Ended March 31,
(Amounts in millions)	2004	2003
Integration expense	$—	$6.4
Restructuring expense	—	1.0

There were no integration or restructuring expenses in the first quarter of 2004 due to the substantial completion of the program at the end of 2003. The integration and restructuring expenses in 2003 relate to the integration of IFC into the Flow Control Division. Integration expense represents period costs associated with IFC acquisition-related reorganizations such as relocation of product lines from closed to receiving facilities, realignment of receiving facilities, performance and retention bonuses, idle manufacturing costs, costs related to the integration team and asset impairments. Restructuring expense represents severance and other exit costs related to our valve facility closures and reductions in work force. We have largely completed our restructuring and integration activities related to IFC, except for completion of certain European integration activities. See the discussion on Restructuring Costs in this Management's Discussion and Analysis for a more detailed description of the integration and restructuring program.

	Quarter Ended March 31,
(Amounts in millions)	2004	2003
Operating income	$35.7	$32.6
Operating income as a percentage of sales	5.8%	5.8%

Operating income increased 9.5% compared with the prior year period. The increase is largely due to an estimated 12% favorable currency translation. Operating income in 2004 also benefitted due to the absence of $7.4 million in integration and restructuring expenses in 2004, which were partially offset by about $2.4 million of higher professional fees and $1.6 million in higher incentive accruals due to better first quarter 2004 performance versus plan to the prior year. In addition, we incurred about $1.2 million in redundancy costs associated with headcount reductions taken in the first quarter of 2004.

Operating margin improved slightly during the first quarter of 2004 compared with the year ago quarter due to absence of integration and restructuring costs in 2004. Absent these costs, the margin decreased due to the aforementioned SG&A costs and an unfavorable product mix.

	Quarter Ended March 31,
(Amounts in millions)	2004	2003
Interest income	$(0.3)	$(0.9)
Interest expense	20.1	21.1
Loss on debt repayment and extinguishment	—	0.2

During the first three months of 2004, we recognized no expenses related to the write-off of unamortized prepaid financing fees as there were no optional debt repayments. In the prior year, we incurred expense related to optional debt prepayments of $0.2 million in the first quarter. We expect to incur additional non-cash expense associated with the write-off of prepaid financing fees if we continue to prepay debt.

Interest expense decreased 4.7% in the first quarter of 2004, compared with the same period in 2003 due to reduced debt levels associated with optional and scheduled debt paydowns since March 31, 2003. Approximately 47% of our debt was at fixed rates at March 31, 2004, including the effects of $175 million notional interest rate swaps.

Interest income was lower than the first quarter of 2003 due to a lower average cash balance in 2004.

	Quarter Ended March 31,
(Amounts in millions)	2004	2003
Tax expense	$6.2	$3.9
Effective tax rate	37.4%	34.5%

Our effective tax rate for the first quarter of 2004 was 37.4%, compared with 34.5% in the same period in 2003. This increase in the effective tax rate results from a higher profitability mix among our non-U.S. operations and the related impact of our projected utilization of tax credits. Most of our interest expense is U.S. based which reduces our U.S. taxable income. We are planning to utilize a higher proportion of foreign tax credit carry-forwards in 2004. As the benefit of these credits was largely used in prior years' rates, we generally do not get a rate benefit in 2004, although we expect to get a cash benefit related thereto. The effective tax rate is based upon current earnings, estimates of future taxable earnings for each domestic and international location and the estimated impact of tax planning strategies. Changes in any of these and other factors could impact the tax rate in future periods.

	Quarter Ended March 31,
(Amounts in millions)	2004	2003
Net earnings	$10.3	$7.5
Earnings per share (diluted)	$0.19	$0.14
Average diluted shares	55.4	55.2

Net earnings increased 37.3% in the first quarter compared with the prior year, and earnings per share increased 35.7% over the same periods. The improvement reflects the absence of integration and restructuring expenses and lower interest expense, offset in part by the impact of a lower gross margin as well as higher SG&A. Average diluted shares were relatively flat in the first quarter of 2004, compared with the prior year period.

	Quarter Ended March 31,
(Amounts in millions)	2004	2003
Other comprehensive income	$3.9	$5.3

The decrease in other comprehensive income reflects the less significant strengthening of the Euro and less beneficial hedging results compared with prior year period.

Business Segments

We manage our operations through three business segments: Flowserve Pump Division (FPD) for engineered pumps, industrial pumps and related services; Flow Solutions Division (FSD) for precision mechanical seals and related services; and Flow Control Division (FCD) for industrial valves, manual valves, control valves, nuclear valves, valve actuators and related services.

We evaluate segment performance based on operating income excluding special items. Operating income before special items provides the most meaningful measure of operating performance since it eliminates expenses associated with strategic corporate decisions not directly associated with ongoing segment performance and since such expenses are closely related to our plans to purchase and integrate our acquisitions. There are no special items in the quarter ended March 31, 2004, whereas special items during the quarter ended March 31, 2003, recognized pursuant to the acquisition of IFC into the Flow Control Division include the following:

	Quarter Ended March 31,
(Amounts in millions)	2004	2003
Integration expense	$—	$6.4
Restructuring expense	—	1.0

Total	$—	$7.4

Sales and operating income before special items for each of the three business segments follows:

Flowserve Pump Division

	Quarter Ended March 31,
(Amounts in millions)	2004	2003
Bookings	$318.5	$305.8
Sales	302.5	284.7
Operating income	17.4	22.6
Operating income as a percentage of sales	5.7%	7.9%
Backlog	589.6	525.2

Bookings for the FPD in the first quarter of 2004 were up 4.1% from the prior year. The increase in the first quarter bookings reflects an estimated 7% impact of favorable currency translation. Absent favorable currency translation, bookings were down despite a slight improvement in general industrial and chemical sector bookings, largely due to increased selectivity on lower margin projects, particularly to the petroleum industry.

Sales of pumps, pump parts and related services for FPD for the first three months of 2004 increased 6.3% compared with the same period in 2003. This increase was due to an estimated 7% benefit due to currency translation in the current period. The decrease in 2004, excluding currency translation, was largely due to a lower volume of shipments to the water market.

FPD operating income decreased by 23.0% in the first quarter in 2004 compared with the same period in 2003. Operating income as a percentage of sales in the first quarter declined to 5.7% from 7.9% in the first quarter of 2003. The decline in operating income and its margin reflects an unfavorable product mix. The product mix reflects low margin project business booked in previous periods and a low shippable backlog of aftermarket parts.

Flow Solutions Division

	Quarter Ended March 31,
(Amounts in millions)	2004	2003
Bookings	$99.7	$91.0
Sales	94.8	85.1
Operating income	17.4	15.7
Operating income as a percentage of sales	18.4%	18.5%
Backlog	45.9	40.8

Bookings for FSD increased 9.6% in the first quarter of 2004 compared with the same period in the prior year. The increase in bookings includes an approximate 6% favorable currency benefit. Besides favorable currency translation, FSD bookings increased in all regions, but most significantly in Asia/Pacific due to a higher level of both project and end user activity.

Sales of seals for the three months ended 2004 increased 11.4% compared with the same period in 2003. The 2004 increase generally reflects an estimated 6% currency translation benefit in the current year period. Additionally, the division's emphasis on end user business and success in establishing longer-term customer alliance programs has contributed to an increase in market share. As such, we are currently implementing this end user strategy in our other divisions.

FSD operating income for the first quarter of 2004 increased approximately 10.8% compared with the prior year primarily due to the higher sales levels. Operating income as a percentage of sales declined slightly in the current quarter because of a slightly higher project mix.

Flow Control Division

	Quarter Ended March 31,
(Amounts in millions)	2004	2003
Bookings	$254.4	$216.7
Sales	222.6	204.9
Operating income (before special items)	10.8	10.7
Integration expense	—	6.4
Restructuring expense	—	1.0

Operating income (after special items)	10.8	3.3
Operating income (before special items) as a percentage of sales	4.8%	5.2%
Backlog	246.2	229.0

Bookings for FCD increased by 17.4% in the first quarter of 2004 compared with the prior year, including an estimated 7% currency translation benefit. The improvement in bookings absent currency benefits reflects the strengthening end markets and the benefit of improved post-integration operating performance.

Sales of valves and related products and services for FCD increased 8.6% in the first quarter of 2004 compared with the prior year period. Currency translation provided an estimated 7% benefit in the current quarter. Sales were partially benefitted by improved bookings performance.

Operating income, before special items, in the first quarter of 2004 was almost flat with the prior year quarter. As a percentage of sales, operating margin before special items declined slightly generally due to $0.9 million in increased incentive accruals.

Restructuring and Acquisition Related Charges

Restructuring Costs

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

We established a restructuring program reserve of $11.0 million upon acquisition of IFC, and increased the reserve by a total of $9.6 million in the latter half of 2002. We recognized additional accruals of $4.5 million in 2003 for this program, including $2.0 million during the first quarter, primarily related to the closure of certain valve service facilities and the related reductions in workforce. Cash expenditures against the accrual were $4.2 million in 2002 and $11.6 million in 2003, including $4.1 million during the first quarter, and $1.3 million during the first quarter of 2004. At March 31, 2004, the remaining accrual of $8.0 million reflects payments to be made in 2004 and beyond for severance obligations due to terminated personnel in Europe of $4.8 million as well as lease and other contract termination and exit costs of $3.2 million.

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

The following illustrates activity related to the IFC restructuring reserve:

(Amounts in millions)	Severance	Other Exit Costs	Total
Balance created on June 5, 2002	$6.9	$4.1	$11.0
Additional accruals	6.9	2.7	9.6
Cash expenditures	(3.1)	(1.1)	(4.2)

Balance at December 31, 2002	$10.7	$5.7	$16.4
Additional accruals	3.8	0.7	4.5
Cash expenditures	(8.8)	(2.8)	(11.6)

Balance at December 31, 2003	$5.7	$3.6	$9.3
Cash expenditures	(0.9)	(0.4)	(1.3)

Balance at March 31, 2004	$4.8	$3.2	$8.0

Integration Costs—IFC

During the first quarter of 2003, we also incurred acquisition-related integration expense in conjunction with IFC, which is summarized below:

(Amounts in millions)	2003
Personnel and related costs	$3.7
Transfer of product lines	1.7
Asset impairments	0.2
Other	0.8

IFC integration expense	$6.4

Cash expense	$6.2
Non-cash expense	0.2

IFC integration expense	$6.4

The acquisition-related activities resulted in integration costs as categorized above and further defined as follows. Personnel and related costs include payroll, benefits, consulting fees and retention and integration performance bonuses paid to our employees and contractors for the development, management and execution of the integration plan. Transfer of product lines includes costs associated with the transfer of product lines as well as realignment required in the receiving facilities. Asset impairments reflect the loss on disposal of property, plant and equipment at the facilities closed and disposal of inventory for discontinued product lines when the facilities were combined. The other category includes costs associated with information technology integration, legal entity consolidations, legal entity name changes, signage, new product literature and other. None of these items individually amounted to greater than $0.5 million.

Remaining Restructuring and Integration Costs—IFC

By December 31, 2003, we had largely completed restructuring and integration activities related to IFC, except for payments to be made for certain European activities. We expect to incur no additional restructuring and integration costs. Payments from the restructuring accrual will continue throughout 2004 and into 2005 due to the timing of severance obligations in Europe.

Liquidity and Capital Resources

Cash Flow Analysis

	Quarter Ended March 31,
(Amounts in millions)	2004	2003
Operating cash flows	$7.2	$13.6
Investing cash flows	(12.7)	(5.5)
Financing cash flows	(8.0)	(20.0)

Cash generated by operations and borrowings available under our existing revolving credit facility are our primary sources of short-term liquidity. Cash flows provided by operating activities in the first three months of 2004 were $7.2 million, compared with $13.6 million in the first three months of 2003.

Working capital, excluding cash, was a use of operating cash flow of $9.2 million in the first quarter, compared with a use of $21.1 million in the prior year period. The improvement in working capital for the current quarter reflects increased levels of accounts payable versus the prior year. Accounts receivable for the first three months generated $0.4 million of cash flow compared with $6.8 million in the prior year, however, days' sales outstanding improved to 73 days from 78 days at March 31, 2003 due to the higher sales level. Inventory was a $2.7 million use of cash flow for the first three months of 2004, compared with a $0.2 million source of cash in the prior year. The increase in inventory was generally due to the higher backlog. Inventory turns improved to 3.9 times at March 31, 2004 compared with 3.7 times at March 31, 2003.

Although we contributed nothing in the first quarter, our contribution levels to our U.S. defined benefit pension plan in 2004 are expected to range between $12 and $17 million, but will be dependent upon our desired funding status, pension asset returns and results of operations and cash flows during 2004. We expect to contribute $6.9 million in the second quarter of 2004. We contributed $27 million in 2003, none of which was contributed in the first quarter.

We believe cash flows from operating activities combined with availability under our existing revolving credit agreement and our existing cash balance will be sufficient to enable us to meet our cash flow needs for the next 12 months. We believe that our cash flow needs could include between $25 and $30 million for estimated payments to resolve legal matters during 2004. Cash flows from operations could be adversely affected by economic, political and other risks associated with sales of our products, operational factors, competition, fluctuations in foreign exchange rates and fluctuations in interest rates, among other factors.

Acquisitions

We periodically evaluate acquisition opportunities of various sizes. The cost and terms of any financing to be raised in conjunction with any acquisition, including our ability to raise economical capital, is a critical consideration in any such evaluation.

During the quarter ended March 31, 2004, we acquired the remaining interests in one of our investments in affiliates for an aggregate price of approximately $11 million, or $9.4 million net of cash acquired.

Capital Expenditures

Capital expenditures were $6.9 million for the first quarter of 2004, compared with $5.5 million for the same period in 2003. Capital expenditures were funded primarily by operating cash flows. For the full year 2004, our capital expenditures are expected to be around $35 million.

We received cash on disposal of a divestiture of a small distribution business of $3.6 million in the first quarter of 2004.

Financing

Senior Credit Facilities

At March 31, 2004 and December 31, 2003, our senior credit facilities are composed of Tranche A and Tranche C term loans and a revolving credit facility. Tranche A consists of a U.S. Dollar denominated tranche and a Euro denominated tranche, the latter of which is a term note due in 2006. During the three months ended March 31, 2004, we made no optional debt prepayments but made $8.0 million in scheduled payments. As of March 31, 2004, we have total scheduled principal payments of $58.4 million due in the remaining periods of 2004.

The Tranche A and Tranche C loans have ultimate maturities of June 2006 and June 2009, respectively. The term loans bear floating interest rates based on LIBOR plus a borrowing spread, or the prime rate plus a borrowing spread, at our option. The borrowing spread for the senior credit facilities can increase or decrease based on the leverage ratio as defined in the credit facility and on our public debt ratings.

As part of the senior credit facilities, we also have a $300 million revolving credit facility that expires in June 2006. The revolving credit facility further allows us to issue up to $200 million in letters of credit. No amounts were outstanding under the revolving credit facility at March 31, 2004 or December 31, 2004. We have issued $45.5 million in letters of credit under the facility, which reduced borrowing capacity of the facility to $254.5 million at March 31, 2004, compared with a borrowing capacity of $257.3 million at December 31, 2003.

We are required, under certain circumstances as defined in the credit facility, to use a percentage of excess cash generated from operations to reduce the outstanding principal of the term loans in the following year. No additional principal payments became due in 2004 under this provision.

Senior Subordinated Notes

At March 31, 2004, we have $188.5 million and EUR 65 million (equivalent to $80.0 million) face value of Senior Subordinated Notes outstanding.

The Senior Subordinated Notes were originally issued in 2000 at a discount to yield 12.5%, but have a coupon interest rate of 12.25%.

Approximately one-third of these Senior Subordinated Notes were repurchased at a premium in 2001 utilizing proceeds from an equity offering, in accordance with the provisions of our indenture.

Beginning in August 2005, all remaining Senior Subordinated Notes outstanding become callable by us at 106.125% of face value. Interest on the Notes is payable semi-annually in February and August.

Debt Covenants and Other Matters

The provisions of our senior credit facilities require us to meet or exceed specified defined financial covenants, including a leverage ratio, an interest coverage ratio and a fixed charge coverage ratio. Further, the provisions of these and other debt agreements generally limit or restrict indebtedness, liens, sale and leaseback transactions, asset sales and payment of dividends, capital expenditures and other activities. At March 31, 2004, we are in compliance with all covenants under our debt facilities, as illustrated below:

  •
  an actual leverage ratio of 3.6 compared with a permitted maximum of 4.0;

  •
  an actual interest coverage ratio of 3.06 compared with a permitted minimum of 3.0; and

  •
  an actual fixed charge ratio of 1.7 compared with a required minimum of 1.10.

During June 2004, we received an amendment from our lenders to reduce the interest coverage minimum threshold beginning in June 2004 and to address other matters. While we expect to continue to comply with such covenants in the future, there can be no assurance that we will do so. The following is a summary of net debt (debt less cash) to capital at various dates since 2000:

March 31, 2004	51.8%
December 31, 2003	52.1%
March 31, 2003	58.6%
December 31, 2002	59.2%
December 31, 2001	71.8%
December 31, 2000	78.1%

The net debt to capital ratio has decreased due to the impact of common stock offerings, repayments under the senior credit facilities and increases in shareholders' equity resulting from continued earnings and favorable foreign currency translation.

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

The minimum interest coverage ratio increased to 3.00 at March 31, 2004. Under the amended senior credit facility, the minimum interest coverage ratio reduces to 2.75 in June 2004 where it remains until December 2005, when it increases to 3.75. The maximum leverage ratio reduces to 3.75 at September 2004, where it remains until March 2005, when it decreases to 3.50. We currently estimate that we will comply with these covenants, although there can be no assurance that we will do so. Should our estimated earnings change we may not comply with these or other covenants and we may seek a waiver or an amendment to the senior credit facility in order to remain in compliance. We believe that such waiver or amendment, should it be needed, would be approved by the requisite number of lenders; however, there can be no assurance that such a waiver or amendment would be granted. We are not presently able to ascertain the cost and/or conditions associated with receipt of such waiver or amendment.

Contractual Obligations And Commercial Commitments

The following table presents a summary of our contractual obligations at March 31, 2004:

	Payments Due By Period
(Amounts in millions)	Remainder of 2004	2005- 2006	2007- 2008	2009 & Beyond	Total
Long-term debt and capital lease obligations	$58.4	$151.5	$329.2	$397.1	$936.2
Operating leases	14.6	28.3	13.8	17.4	74.1
Purchase obligations	81.4	4.9	—	—	86.3
Other obligations	5.5	0.3	—	—	5.8

The following table presents a summary of our commercial commitments at March 31, 2004:

	Commitment Expiration By Period
(Amounts in millions)	Remainder of 2004	2005- 2006	2007- 2008	2009 & Beyond	Total
Letters of credit	$78.9	$51.7	$11.2	$32.9	$174.7
Surety bonds	53.8	17.1	1.1	0.6	72.6
Other commitments	—	—	—	—	—

We expect to satisfy these commitments by performing under our contracts.

Recent Accounting Developments

Pronouncement Implemented

In December 2003, the FASB revised FIN No. 46, "Consolidation of Variable Interest Entities," which addresses the consolidation of variable interest entities ("VIEs") by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE. We have no interests in VIEs that require disclosure or consolidation under FIN 46, and therefore its implementation had no significant effect on our results of operations or financial position.

Pronouncements Not Yet Implemented

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

Forward-Looking Information is Subject to Risk and Uncertainty

This Report on Form 10-Q and other written reports and oral statements we make from time-to-time contain various forward-looking statements and include assumptions about our future financial and market conditions, operations and results. In some cases forward looking statements can be identified by terms such as "may," "will," "should," "expect," "plans," "seeks," "anticipate," "believe," "estimate," "predicts," "potential," "continue," "intends," or other comparable terminology. These statements are based on current expectations and are subject to significant risks and uncertainties. They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Among the many factors that could cause actual results to differ materially from the forward-looking statements are:

  •
  changes in the financial markets and the availability of capital;
  •
  changes in the already competitive environment for our products or competitors' responses to our strategies;
  •
  our ability to integrate past and future acquisitions into our management and operations;
  •
  political risks, military actions or trade embargoes affecting customer markets, including the aftermath of war with Iraq and its potential impact on Middle Eastern markets and global petroleum producers;
  •
  the health of the petroleum, chemical, power and water industries;
  •
  economic conditions and the extent of economic growth in areas inside and outside the U.S.;
  •
  unanticipated difficulties or costs associated with the implementation of systems, including software;
  •
  our relative geographical profitability and its impact on our utilization of foreign tax credits;
  •
  the recognition of expenses associated with realigning our combined operations with acquired companies;
  •
  our ability to meet the financial covenants and other requirements in the financing agreements;
  •
  further repercussions from the terrorist attacks of September 11, 2001, the threat of future attacks and the response of the U.S. to those attacks;
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

Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our credit facility, which bear interest based on floating rates. At March 31, 2004, after the effect of interest rate swaps, we have approximately $494.5 million of variable rate debt obligations outstanding with a weighted average interest rate of 3.82%. A hypothetical change of 100-basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by approximately $1.2 million for the quarter ended March 31, 2004.

We are exposed to credit-related losses in the event of non-performance by counterparties to financial instruments including interest rate swaps, but we expect all counterparties to meet their obligations given their creditworthiness. As of March 31, 2004, we have $175 million of notional amount in outstanding interest rate swaps with third parties with maturities through November 2006 compared to $215 million as of the same period in 2003.

We employ a foreign currency hedging strategy to minimize potential losses in earnings or cash flows from unfavorable foreign currency exchange rate movements. These strategies also minimize potential gains from favorable exchange rate movements. Foreign currency exposures arise from transactions, including firm commitments and anticipated transactions, denominated in a currency other than an entity's functional currency and from foreign-denominated revenues and profits translated back into U.S. dollars. Based on a sensitivity analysis at March 31, 2004, a 10% adverse change in the foreign currency exchange ratescould impact our results of operations by $2.8 million as shown below:

(Amounts in millions)
Euro	$1.5
Canadian dollar	0.2
Indian rupee	0.2
Singapore dollar	0.2
Swiss franc	0.3
All other	0.4

Total	$2.8

Exposures are hedged primarily with foreign currency forward contracts that generally have maturity dates less than one year. Company policy allows foreign currency coverage only for identifiable foreign currency exposures and, therefore, we do not enter into foreign currency contracts for trading purposes where the objective would be to generate profits. As of March 31, 2004, we have a U.S. dollar equivalent of $121.3 million in outstanding forward contracts with third parties compared with $39.7 million at March 31, 2003.

Generally, we view our investments in foreign subsidiaries from a long-term perspective, and therefore, do not hedge these investments. We use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary.

We realized gains associated with foreign currency translation of $4.5 million and $5.6 million for the operations ended March 31, 2004 and 2003, respectively. We realized foreign currency losses of $0.5 million in the first quarter of 2004 compared with losses of $0.9 million in the first quarter of 2003. The currency gains in 2004 compared with 2003 reflect strengthening of the Euro and the British Pound versus the U.S. dollar.

Item 4. Controls and Procedures

Our principal executive and financial officers have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q, March 31, 2004. At the time of this evaluation, our principal executive and financial officers were aware of the following weaknesses related to our internal control over financial reporting at March 31, 2004.

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

In connection with the identified internal control weaknesses, we have performed substantial additional procedures to confirm that the financial information fairly presents our operating results and financial condition for the periods presented. As a result of progress made in implementing the foregoing improvements, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective as of July 7, 2004.

PART II OTHER INFORMATION

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

In June 2002, we were sued by Ruhrpumpen, Inc. who alleged antitrust violations, conspiracy, fraud and breach of contract claims arising out of our December 2000 sale to Ruhrpumpen of a plant in Tulsa, Oklahoma and a license for eight defined pump lines. The sale agreement had a purchase price of approximately $5.4 million plus other material terms, including Ruhrpumpen's assumption of certain liabilities. Ruhrpumpen subsequently amended its complaint to add Mr. Ronald F. Shuff, our Vice President, Secretary and General Counsel, and two other employees as individual defendants. The sale to Ruhrpumpen was the result of a divestiture agreement we reached with the U.S. Department of Justice ("DOJ") in July of 2000 in connection with our acquisition of IDP. Our agreement with the DOJ gives it the authority to make inquiries about and otherwise monitor our divestiture. On or about May 13, 2003, we received a letter from the DOJ making inquiry into some of the issues raised by Ruhrpumpen in its lawsuit and seeking information about the divestiture and Ruhrpumpen's lawsuit. The DOJ continues to monitor the lawsuit and the divestiture. During March 2004, the case was tried in the U.S. District Court for the Northern District of Texas. At trial, Ruhrpumpen sought the recovery of over $100 million in actual and exemplary damages. We vigorously contested Ruhrpumpen's allegations and purported damages. At the close of the trial, Ruhrpumpen voluntarily dismissed its claims against Mr. Shuff and the other two employees. On or about May 26, 2004, and before receiving a ruling from the court as to the remaining claims, the parties entered into a confidential settlement resolving all of their pending disputes.

During the quarter ended September 30, 2003, related class action lawsuits were filed in federal court, in the Northern District of Texas, alleging that the Company violated federal securities laws during a period beginning on October 23, 2001 and ending September 27, 2002. After the cases were consolidated and a lead plaintiff was appointed by the court, the lead plaintiff filed a consolidated amended complaint on February 5, 2004. On March 11, 2004, the court granted the lead plaintiff leave to file a second consolidated amended complaint, and this further pleading was filed on May 12, 2004. The second consolidated amended complaint alleges that federal securities violations occurred between March 29, 2001 and September 27, 2002 and, like the first two complaints, names as individual defendants Mr. C. Scott Greer, Chairman, President and Chief Executive Officer, and Ms. Renée J. Hornbaker, our former Vice President and Chief Financial Officer. The second consolidated amended complaint also names as defendants the Company's outside auditor, PricewaterhouseCoopers, LLP, and two investment banks, Banc of America Securities LLC and Credit Suisse First Boston, which are alleged to have served as underwriters for two of the Company's public stock offerings during the relevant period. The second amended complaint asserts claims under Sections 10(b) and 20(a) of Securities Exchange Act of 1934, and Rule 10b-5 thereunder, and Sections 11 and 15 of the Securities Act of 1933, and seeks unspecified compensatory damages, forfeiture by Mr. Greer and Ms. Hornbaker of unspecified incentive-based or equity-based compensation and profits from any stock sales, and recovery of costs. We strongly believe that the lawsuit is without merit and plan to vigorously defend the case.

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

In a separate informal inquiry, the SEC requested, and we supplied, documents and other information relating to whether our Form 8-K, furnished November 21, 2002, adequately fulfilled obligations that may have arisen under Regulation FD. On May 24, 2004, we received a Wells Notice from the staff of the SEC related to this inquiry. According to the notice, the staff is considering recommending that the SEC seek a cease-and-desist order, in conjunction with civil penalties, against us and our chief executive officer and director of investor relations, relating to whether we violated Regulation FD in reaffirming earnings guidance in an informal conversation with an analyst on November 19, 2002. We have in the past informed the staff of the SEC that we believe that this reaffirmation was inadvertent and timely disclosed through a Form 8-K furnished on November 21, 2002. The staff's recommendation, if ultimately made, will suggest that the SEC claim that the Company and the individuals violated the disclosure requirements of Section 13(a) of the Securities Exchange Act of 1934 and Regulation FD. The Company and the individuals plan to submit a written statement to the SEC setting forth their positions on the staff's proposed action in response to the Wells Notice.

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

  Exhibits 31.1 and 31.2

  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  Exhibits 32.1 and 32.2

  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)
Reports on Form 8-K

  On February 3, 2004, the Company filed a current report on Form 8-K under "Item 5. Other Events" and "Item 12. Results of Operations and Financial Condition" announcing that on February 3, 2004, the Company issued a press release announcing that it would restate its financial results for fiscal years 2000 to 2002 and the nine months ended September 30, 2003 and announcing the Company's earnings for 2003.

  On March 15, 2004, the Company filed a current report on Form 8-K under "Item 9. Regulation FD Disclosure" announcing that on March 15, 2004, the Company issued a press release announcing that the Company filed a Form 12b-25 with the Securities and Exchange Commission notifying the Commission that the Company was unable to file its Form 10-K for 2003 by March 15, 2004.

  On March 15, 2004, the Company filed a current report on Form 8-K under "Item 5. Other Events" announcing that on March 12, 2004, Kathleen A. Giddings resigned as Vice President and Corporate Controller of the Company and that Renée J. Hornbaker, our former Vice President and Chief Financial Officer, would also serve as Acting Corporate Controller and Chief Accounting Officer of the Company until a new corporate controller was appointed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWSERVE CORPORATION (Registrant)
/s/ C. SCOTT GREER C. Scott Greer Chief Executive Officer)
Date: July 6, 2004

Exhibits Index

Exhibit Number	Description
10.1	Second Amendment to First Amended and Restated Credit Agreement dated June 24, 2004
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002