Form 10-K
period 2004-12-31
FLOWSERVE CORP
filed 2006-02-13
CIK 30625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-13179

FLOWSERVE CORPORATION
(Exact name of registrant as specified in its charter)

New York	31-0267900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5215 N. O’Connor Boulevard Suite 2300, Irving, Texas (Address of principal executive offices)	75039 (Zip Code)
Registrant’s telephone number, including area code: (972) 443-6500

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered

COMMON STOCK, $1.25 PAR VALUE	NEW YORK STOCK EXCHANGE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company.     Yes ☐          No ☑
      The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price of the registrant’s common stock as reported on June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $1,047,732,075. For purposes of the foregoing calculation only, all directors, executive officers and known 5% beneficial owners have been deemed affiliates.
      Number of the registrant’s common shares outstanding as of February 6, 2006, was 56,218,606.
DOCUMENTS INCORPORATED BY REFERENCE
      None

EXPLANATORY NOTE
      We have restated our results for 2002, 2003 and for the first quarter of 2004. The Restatement of our annual 2002 consolidated financial statements, our annual and interim 2003 consolidated financial statements and our 2004 first quarter consolidated financial statements is collectively referred to as the “2004 Restatement.”
      This Annual Report on Form 10-K for the year ended December 31, 2004 (“Annual Report”) includes our consolidated financial statements as of December 31, 2004 and for the year then ended and our restated consolidated financial statements as of December 31, 2003 and for the years ended December 31, 2003 and 2002. We will file restated condensed consolidated financial statements in an amendment to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 at a later date. The impact of the 2004 Restatement on periods prior to January 1, 2002 is reflected as a decrease of $13.7 million to beginning retained earnings as of January 1, 2002. Information in “Item 6. Selected Financial Data”, however, is presented on a restated basis for all of the periods presented, and the impact of the 2004 Restatement on periods prior to January 1, 2000 is reflected as a decrease of $2.8 million to beginning retained earnings as of January 1, 2000.
      The 2004 Restatement corrects errors made in the application of accounting principles generally accepted in the United States (“GAAP”), including errors with respect to inventory valuation, long-term contract accounting, intercompany accounts, pension expense, fixed assets and intangibles, financial derivatives, unclaimed property, tax matters, and other adjustments from unreconciled accounts. The 2004 Restatement is more fully described in Note 2 to our consolidated financial statements included in this Annual Report. The cumulative net reduction in net earnings for the 2004 Restatement was $35.9 million. This includes the $13.7 million reduction to beginning retained earnings at January 1, 2002, the total $19.1 million reduction in net earnings to 2003 and 2002 results of operations discussed below, and the $3.1 million decrease in net earnings to the first quarter of 2004 results of operations.
      The impact of the 2004 Restatement decreased sales for 2003 by $7.4 million and increased sales for 2002 by $2.6 million, decreased net earnings for 2003 and 2002 by $8.4 million and $10.7 million, respectively, and decreased total assets, decreased total liabilities and increased total shareholders’ equity at December 31, 2003 by $120.1 million, $121.8 million and $1.7 million, respectively. The decreases in both total assets and total liabilities are due primarily to the proper netting of deferred tax assets and liabilities. The net increase in shareholders’ equity at December 31, 2003 is due primarily to an increase in currency translation adjustments net of tax, included in accumulated other comprehensive loss, partially offset by the cumulative $32.8 million decrease in net earnings through December 31, 2003 discussed above. Diluted net earnings decreased by $0.16 and $0.20 per share for 2003 and 2002, respectively.
      As a result of the 2004 Restatement and the new obligations regarding internal control certification under Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404 we were unable to timely file with the Securities and Exchange Commission (“SEC”), this Annual Report and our Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2004, September 30, 2004, March 31, 2005, June 30, 2005 and September 30, 2005. We will continue to work towards becoming current in our quarterly filings with the SEC as soon as practicable after the filing of this Annual Report. We will not, however, be able to timely file with the SEC our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006.
      We did not amend our Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the 2004 Restatement that ended on or prior to December 31, 2003, and the financial statements and related financial information contained in such reports should no longer be relied upon.
      All amounts referenced in this Annual Report for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

i

FLOWSERVE CORPORATION
FORM 10-K

		Page

PART I
Item 1.	Business	1
Item 2.	Properties	17
Item 3.	Legal Proceedings	18
Item 4.	Submission of Matters to a Vote of Security Holders	20

PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20
Item 6.	Selected Financial Data	21
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	60
Item 8.	Financial Statements and Supplementary Data	62
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	131
Item 9A.	Controls and Procedures	131
Item 9B.	Other Information	138

PART III
Item 10.	Directors, Executive Officers and Other Corporate Officers of the Registrant	138
Item 11.	Executive Compensation	143
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	151
Item 13.	Certain Relationships and Related Transactions	153
Item 14.	Principal Accountant Fees and Services	153

PART IV
Item 15.	Exhibits and Financial Statement Schedules	154
Signatures		162
Index to Exhibits		165
Asset Purchase Agreement
Separation and Release Agreement
Employment Agreement - Kevin E. Sheehan
Form of Restricted Stock Agreement
Form of Incentive Stock Option Agreement
Form of Non-Qualified Stock Option Agreement
Amendment to Long Term Incentive Plan
Amendment to Incentive Compensation Plan for Key Employees
Amendment to Long Term Incentive Plan as Restated
Amendment to Long-Term Incentive Plan
Amendment to First Master Benefit Trust Agreement
Amendment to Amended and Restated Director Cash Deferral Plan
Amendment to Retirement Compensation Plan for Directors
Amendment to Amended and Restated Director Deferral Plan
Amendment to Deferred Compensation Plan
Subsidiaries of the Registrant
Consent of PricewaterhouseCoopers LLP
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906

ii

PART I

ITEM 1.	BUSINESS
GENERAL
      We believe that we are a world leading manufacturer and aftermarket service provider of comprehensive flow control systems. We were incorporated in the State of New York on May 1, 1912. We develop and manufacture precision-engineered flow control equipment, such as pumps, valves and seals, for critical service applications that require high reliability. We use our manufacturing platform to offer a broad array of aftermarket equipment services, such as installation, advanced diagnostics, repair and retrofitting.
      We sell our products and services to more than 10,000 companies, including some of the world’s leading engineering and construction firms, original equipment manufacturers (“OEMs”) distributors and end users. Our products and services are used in several distinct industries across a broad geographic reach. Our sales mix by industry in 2004 consisted of oil and gas (32%), chemical (18%), general industrial (28%), power generation (16%) and water treatment (6%). Our revenues by geographic region in 2004 originated in North America (40%), Europe, the Middle East and Africa (40%), Asia Pacific (13%) and Latin America (7%). We have pursued a strategy of industry diversity and geographic breadth to mitigate the impact on our business of an economic downturn in any one of the industries or in any one part of the world we serve. For information on our revenues and assets by geographic areas, see Note 18 to our consolidated financial statements included in this Annual Report.
      We conduct our operations through three business segments:

•	Flowserve Pump Division (“FPD”) for engineered pumps, industrial pumps and related services;

•	Flow Control Division (“FCD”) for industrial valves, manual valves, control valves, nuclear valves, valve actuators and controls and related services; and

•	Flow Solutions Division (“FSD”) for precision mechanical seals and related services.
FLOWSERVE PUMP DIVISION
      Through FPD, we design, manufacture, distribute and service engineered and industrial pumps and pump systems, replacement parts and related equipment, principally to industrial markets. FPD’s products and services are primarily used by companies that operate in the oil and gas, chemical processing, power generation, water treatment and general industrial markets. Our pump systems and components are manufactured at 27 plants worldwide, of which 9 are located in North America, 10 in Europe and 8 in South America and Asia. We also manufacture a small portion of our pumps through several foreign joint ventures. We market our pump products through our worldwide sales force and our regional service and repair centers or through independent distributors and sales representatives.
      In November 2004, we sold our Government Marine Business Unit (“GMBU”), a business within FPD, to Curtiss-Wright Electro-Mechanical Corporation for approximately $28 million, generating a pre-tax gain of $7.4 million after the allocation of approximately $8 million of FPD goodwill and $1 million of intangible assets. GMBU, which provided pump technology and service for U.S. Navy submarines and aircraft carriers, did not serve our core market and represented only a small part of our total pump business. We used net proceeds from the disposition of GMBU to reduce our outstanding indebtedness. As a result of this disposition, we have presented the assets, liabilities and results of operations of the GMBU as discontinued operations for all periods included in the Annual Report.
FPD Products
      We manufacture more than 150 different active pump models, ranging from simple fractional horsepower industrial pumps to high horsepower engineered pumps (greater than 30,000 horsepower). Our pumps are manufactured in a wide range of metal alloys and with a variety of configurations, including pumps that utilize mechanical seals (sealed pumps) and pumps that do not utilize mechanical seals (magnetic-drive and other pumps).
      The following is a summary list of our pump products and globally recognized brands:
FPD Product Types

Centrifugal Pumps	Positive Displacement Pumps	Specialty Products & Systems

• Chemical Process ANSI and ISO	• Reciprocating	• Hydraulic Decoking Systems
• Petroleum Process API 610	• Gear	• Reactor Recycle Systems
• Horizontal Between Bearing Single stage	• Twin Screw
• Horizontal Between Bearing Multi stage
• Vertical
• Submersible Motor
• Nuclear
FPD Brand Names

• ACEC	• Cameron
• Byron Jackson	• Duriron
• Durco	• IDP
• Flowserve	• Pleuger
• Pacific	• Sier-Bath
• Scienco	• United Centrifugal
• Worthington-Simpson	• Wilson-Snyder
• Western Land Roller	• Jeumont-Schneider
• Worthington	• TKL
• Aldrich
FPD Services
      We provide engineered aftermarket services through our global network of 65 service centers in 27 countries. Our FPD service personnel provide a comprehensive set of equipment maintenance services for flow management control systems, including repair, advanced diagnostics, installation, commissioning, re-rate and retrofit programs, machining and full service solution offerings. A large portion of our FPD service work is performed on a quick response basis, and we offer 24-hour service in all of our major markets.
FPD New Product Development
      Our investments in new product research and development have consistently led to the production of more reliable and higher efficiency pumps. The majority of our new FPD products and enhancements are driven by our customers’ need to achieve higher production rates at lower costs. As a result, we continually work with our customers to develop better pump solutions to improve the availability and efficiency of their pump systems. None of our newly developed pump products have required, however, the investment of a material amount of our assets or was otherwise material.
FPD Customers
      FPD’s customer mix is diversified, including leading engineering and construction firms, OEMs, distributors and end users. Our sales mix of original equipment products and aftermarket replacement parts diversifies our business and somewhat mitigates the impact of economic cycles in our business.
FPD Competition
      The pump industry is highly fragmented, with more than 100 competitors. We compete, however, primarily against a relatively limited number of large companies operating on a global scale. Competition is generally based on price, expertise, delivery times, breadth of product offerings, contractual terms, previous installation history and reputation for quality. Some of our largest pump industry competitors include ITT Industries, Ebara Corporation, KSB Inc., The Weir Group PLC, Sulzer Pumps and United Technologies Corporation.
      The pump industry has undergone considerable consolidation in recent years, primarily caused by (1) the need to lower costs through reduction of excess capacity and (2) customers’ preference to align with global full service suppliers in simplifying their supplier base. Despite the consolidation activity, the market remains highly competitive. We believe that we are the largest pump manufacturer serving the oil, chemical and power generation industries, and the third largest pump manufacturer overall. We believe that our broad range of pumps for the oil, power and chemical industries, our strong customer relationships and more than 100 years of experiences in pumping equipment, and our reputation for providing quality engineering solutions are our major sources of competitive advantage.
FPD Backlog
      FPD’s backlog of orders at December 31, 2004 was $576 million, compared with $570 million at December 31, 2003. We shipped all of our backlog at December 31, 2004 as of December 31, 2005.
FLOW CONTROL DIVISION
      Through FCD, we design, manufacture and distribute industrial valves, manual valves, control valves, nuclear valves, actuators and related equipment, and provide a variety of flow control-related services. Our valve products are an integral part of a flow control system and they are used to control the flow of liquids and gases. Substantially all of our valves are specialized and engineered to perform specific functions within a flow control system.
      Our products are primarily used by companies that operate in the chemical, power generation, oil and gas, water and general industries. We manufacture valves and actuators through five major manufacturing plants in the U.S. and 17 major manufacturing plants outside the U.S. We also manufacture a small portion of our valves through foreign joint ventures. Beginning in fiscal 2005, FCD was organized into the following three business units: Controls, Process and Power, which have global responsibility for original equipment, parts and services. The Controls business unit markets control valves through FCD’s sales force or on a commission basis through sales representatives in our principal markets. While the end users are often different, the Process business unit and Power business unit market manual valve and actuation products targeted at the global power industry through FCD’s sales force and a network of distributors.
      In February 2005, we announced our intention to divest certain non-core service operations, collectively called the General Services Group (“GSG”), which is part of FCD. GSG was sold on December 31, 2005 for approximately $16 million in gross cash proceeds, subject to final working capital adjustments, while retaining approximately $12 million of net accounts receivable. The divestiture encompassed the third party valve repair and on-line services businesses and includes 34 service center locations, primarily in the U.S. The FCD’s OEM service, repair and distribution locations were not part of the divestiture. Due to our divestiture of this business, GSG will be reported as discontinued operations in 2005. GSG generated $116 million in revenues during fiscal year 2004. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a detailed discussion of the GSG disposition.
FCD Products
      Our valve, actuator and automated valve accessory offerings represent one of the most comprehensive product portfolios in the flow control industry. Our valves are used in a wide variety of applications, from general service to highly corrosive environments, as well as in environments experiencing extreme temperatures and/or pressures and applications requiring zero leakage. In addition to traditional valves, we also produce valves that incorporate “smart” valve technologies, which integrate high technology sensors, microprocessor controls and digital positioners into a high performance control valve, permitting real time system analysis, system warnings and remote services. We believe we were the first company to introduce

“smart” valve technologies in response to demands for increased plant automation, more efficient process control and digital communications. We offer a growing line of digital products and plan to continue to incorporate digital technologies into our existing products to upgrade performance.
      The following is a summary list of our general valve products and globally recognized brands, other than GSG products and brands:
          FCD Product Types

• Actuators and Accessories	• Digital Communications
• Control Valves	• Manual Quarter-Turn Valves
• Ball Valves	• Valve Automation Systems
• Lubricated Plug Valves	• Valve/ Actuator Software
• Pneumatic Positioners	• Nuclear Valves
• Electro Pneumatic Positioners	• Quarter-Turn Actuators
• Smart Valves	• Valve Repair Services

FCD Brand Names

• Accord	• NAF
• Anchor/ Darling	• NAVAL
• Argus	• Noble Alloy
• Atomac	• Norbro
• Automax	• Nordstrom
• Battig	• PMV
• Durco	• P+W
• Edward	• Serck Audco
• Gestra	• Schmidt Armaturen
• Kammer	• Valtek
• Limitorque	• Vogt
• McCANNA/ MARPAC	• Worcester Controls
FCD Services
      We provide aftermarket services through our network of 51 (including 34 for GSG) service centers located throughout the world. Our service personnel provide a comprehensive set of equipment maintenance services for flow control systems, including advanced diagnostics repair, installation, commissioning, retrofit programs and field machining capabilities. A large portion of our service work is performed on a quick response basis, including 24-hour service in all of our major markets. Offering these types of services provides us access to our customers’ installed base of flow control products.
FCD New Product Development
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
FCD Customers
      FCD’s customer mix is diversified within several industries, including chemical, water, petroleum and power industries. FCD’s product mix includes original equipment and aftermarket parts.
FCD Competition
      Like the pump market, the valve market has undergone a significant amount of consolidation in recent years but remains highly fragmented. Some of our largest valve industry competitors include Crane Co., Dresser Inc., Emerson, Kitz and Tyco.

      Within the valve industry, we believe that the top 10 valve manufacturers, on a global basis, collectively maintain approximately 30% of the market. Based on independent industry sources, we believe that we are, on a global basis, the second largest industrial valve supplier. We believe that our comprehensive portfolio of valve products and services, our focus on service and our competency in severe corrosion and erosion applications are key sources of our competitive advantage.
FCD Backlog
      FCD’s backlog of orders at December 31, 2004 was $228 million, compared with $216 million at December 31, 2003. We shipped approximately 90% of our backlog at December 31, 2004 as of December 31, 2005.
FLOW SOLUTIONS DIVISION
      Through FSD, we design, manufacture and distribute mechanical seals, sealing systems and parts, and provide related services, principally to industrial markets. Flow control products require mechanical seals to be replaced throughout the products’ useful lives. The replacement of mechanical seals is an integral part of our aftermarket services. Our mechanical seals are used on a variety of rotating equipment, including pumps, mixers, compressors, steam turbines and other specialty equipment, primarily in the petroleum, chemical processing, mineral and ore processing and general industrial end-markets.
      We manufacture mechanical seals at three plants in the U.S. and at four plants outside the U.S. Through our global network of 62 seal quick response centers, we provide service, repair and diagnostic services for maintaining components of flow control systems. Our mechanical seal products are primarily marketed to end users through our direct sales force and on a commission basis to distributors and sales agents. A portion of our mechanical seal products is sold directly to OEMs for incorporation into rotating equipment requiring mechanical seals.
FSD Products
      We design, manufacture and distribute approximately 180 different models of mechanical seals and sealing systems. We believe our ability to deliver or ship engineered new seal product orders within 72 hours from the customer’s request, through design, engineering, manufacturing, testing and delivery, provides us with a leading competitive advantage. Mechanical seals are critical to the reliable operation of rotating equipment for prevention of leakage and emissions of hazardous substances and the reduction of shaft wear caused by non-mechanical seals. We also manufacture a gas-lubricated mechanical seal that is used in high-speed compressors for gas transmission and in the oil and gas production markets. We continually update our mechanical seals and sealing systems to integrate emerging technologies.
      The following list summarizes our seal products and services and globally recognized brands:

FSD Product Types	FSD Brand Names

• Cartridge Seals	• BW Seals
• Dry-Running Seals	• Durametallic
• Metal Bellow Seals	• Five Star Seal
• Elastomeric Seals	• Flowserve
• Slurry Seals	• Flowstar
• Split Seals	• GASPAC
• Gas Barrier Seals	• Interseal
• Couplings	• Pacific Wietz
• Service and Repair	• Pac-Seal
• Accessories and Support Systems
• Monitoring and Diagnostics

FSD Services
      We provide aftermarket services through our network of 62 seal quick response centers located throughout the world, including 24 such sites in North America. We also provide asset management services and condition monitoring for rotating equipment. Approximately 75% of our service work is performed on a quick response basis, and we offer 24-hour service in all of our major markets.
FSD New Product Development
      Our investments in new product research and development focus on developing longer lasting and more efficient products and value-added services. Approximately 30% of our original equipment mechanical seal sales for 2004 were sales of products developed within the past five years. In addition to numerous product upgrades, our recent mechanical seal and seal system innovations include: (1) a sterilizable mixer seal; (2) a high pressure compressor barrier seal; (3) a new web-based asset management tool; (4) an equipment data point monitoring package; (5) engineered plastic critical-wear components for rotating equipment we are marketing jointly with a key supplier; and (6) large diameter compressor seals. We also market “Flowstar.Net,” an interactive tool used to actively monitor and manage information relative to equipment performance. Flowstar.Net enhances our customers’ ability to make informed decisions and respond quickly to plant production problems, extend the life of their production equipment and therefore lower maintenance expenses. None of these newly developed seal products required the investment of a material amount of our assets or was otherwise material.
FSD Customers
      Our mechanical seal products are sold directly to end users and to OEMs for incorporation into pumps, compressors, mixers or other rotating equipment requiring mechanical seals. Our mechanical seal sales are diversified among several industries, including petroleum, chemical, mineral and ore processing and general industries.
FSD Competition
      We compete against a number of manufacturers in the sale of mechanical seals. Our largest global mechanical seal competitor is John Crane, a unit of Smiths Group Plc. Based on independent industry sources, we believe that we are, on a global basis, the second largest industrial mechanical seals supplier. Our ability to quickly turn around customers’ requests for engineered seal products, from design to engineering, manufacturing, testing and delivery, is our major source of competitive advantage.
FSD Backlog
      FSD’s backlog of orders at December 31, 2004 was $44 million, compared with $41 million at December 31, 2003. We shipped all of our backlog at December 31, 2004 as of December 31, 2005.
GENERAL BUSINESS
Competition
      Despite the consolidation trend over the past 10 years, the markets for our products are highly competitive, with competition occurring on the basis of price, technical expertise, timeliness of delivery, contractual terms, previous installation history and reputation for quality and reliability. Timeliness of delivery, quality and the proximity of service centers are important considerations for our aftermarket products and services. In geographic regions where we are positioned to provide a quick response, customers have traditionally relied on us, rather than our competitors, for aftermarket products relating to our highly engineered and customized products. However, aftermarket competition for standard products has increased. Price competition tends to be more significant for OEMs than aftermarket services and generally has been increasing. In the aftermarket portion of our service business, we compete against large and well-established national or global competitors and, in some markets, against smaller regional and local companies, as well as the in-house maintenance departments of our end user customers. In the sale of aftermarket products and services, we benefit from our large installed base of pumps and valves, which require maintenance, repair and replacement parts. In the petroleum industry, the competitors for aftermarket services tend to be the customers’ own in-house capabilities. In other industries, except the nuclear power industry, the competitors for aftermarket services tend to be local independent repair shops. Low cost replicators of spare parts are competitors for spare parts for all industries except for the nuclear power industry. We possess certain competitive advantages in the nuclear power industry due to our “N Stamp,” a prerequisite to serve customers in that industry, and our considerable base of proprietary knowledge.
      Generally, our customers are attempting to reduce the number of vendors from which they purchase, thereby reducing the size and diversity of their inventory. Although vendor reduction programs could adversely affect our business, we have been successful in entering into global arrangements with a number of customers to leverage competitive advantages.
New Product Development
      We spent approximately $25.2 million, $24.9 million and $23.9 million during 2004, 2003, and 2002, respectively, on research and development initiatives. Our research and development group consists of engineers involved in new product development and improvement of existing products. Additionally, we sponsor consortium programs for research with various universities and jointly conduct limited development work with certain vendors, licensees and customers. We believe current expenditures are adequate to sustain our ongoing research and development activities.
Customers
      We sell to a wide variety of customers in the petroleum, chemical, power generation, water treatment and general industries. No individual customer accounted for more than 5% of our consolidated 2004 revenues.
      We are not required to carry unusually high amounts of inventory to meet customer delivery requirements. We have been working to increase our overall inventory efficiency to improve our operational effectiveness and to reduce working capital needs. We generally do not provide rights of product return for our customers and do not offer extended payment terms.
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
Intellectual Property
      We own a number of trademarks and patents relating to the name and design of our products. We consider our trademarks and patents to be an important aspect of our business. In addition, our pool of proprietary information, consisting of know-how and trade secrets related to the design, manufacture and operation of our products, is considered particularly important and valuable. Accordingly, we attempt to proactively protect such proprietary information. We generally own the rights to the products which we manufacture and sell and are unencumbered by any license or franchise to operate. Our trademarks typically extend indefinitely, whereas our existing patents generally expire 20 years from the dates they were filed, which occurred at various times in the past. We do not believe that the expiration of patents will have a material adverse impact on our operations.

Raw Materials
      The principal raw materials used in manufacturing of our products are readily available and include bar stock and structural steel, castings, fasteners, gaskets, motors, silicon and carbon faces and fluoropolymer components. While substantially all raw materials are purchased from outside sources, we have been able to obtain an adequate supply and anticipate no shortages of such materials. We continue to expand worldwide sourcing to capitalize on low cost sources of purchased goods.
      We are a vertically integrated manufacturer of certain pump and valve products. Certain corrosion-resistant castings for our pumps and quarter-turn valves are manufactured at our foundries. Other metal castings are either manufactured at our foundries or purchased from outside sources.
      We also use highly engineered corrosion resistant plastic parts for certain pump and valve product lines. These include rotomolding as well as injection and compression molding of a variety of fluoropolymer and other plastic materials. We do not anticipate difficulty in obtaining raw materials in the future.
      Suppliers of raw materials for nuclear markets must be qualified by the American Society of Mechanical Engineers and, accordingly, are limited in number. However, to date we have experienced no significant difficulty in obtaining such materials.
Employees and Labor Relations
      We have approximately 14,000 employees, of whom approximately one-half work in the U.S. Some of our hourly employees at our pump manufacturing plant located in Vernon, California, our pump service center located in Cleveland, Ohio, our valve manufacturing plant located in Lynchburg, Virginia, and our foundry located in Dayton, Ohio, are represented by unions. Additionally, some employees at select facilities in the following countries are unionized or have employee works councils: Argentina, Australia, Austria, Belgium, Brazil, Canada, Finland, France, Germany, Italy, Japan, Mexico, the Netherlands, Spain, Sweden, Switzerland and the United Kingdom. We believe relations with our employees throughout our operations are generally satisfactory, including those employees represented by unions and works councils. No unionized facility produces more than 5% of our revenues. We entered into new multi-year collective bargaining agreements with the unions in our U.S. sites during 2005.
Environmental Regulations and Proceedings
      We are subject to environmental laws and regulations in all jurisdictions in which we have operating facilities. These requirements primarily relate to the generation and disposal of solid and hazardous waste, air emissions and waste water discharges. We periodically make capital expenditures to abate and control pollution and to satisfy environmental requirements. At present, we have no plans for any material capital expenditures for environmental control equipment at any of our facilities. However, we have incurred and continue to incur operating costs relating to ongoing environmental compliance matters, although certain costs have been reduced by successful waste minimization programs. Based on existing and proposed environmental requirements and our anticipated production schedule, we believe that future environmental compliance expenditures will not have a material adverse effect on our financial position, results of operations and cash flows.
      We use hazardous substances and generate hazardous wastes in most of our manufacturing and foundry operations. Many of our current and former properties are or have been used for industrial purposes and may require some clean-up of historical contamination. During the due diligence phase of our acquisitions, we conduct environmental site assessments in an attempt to determine any potential environmental liability and to identify the need for clean-up. We are currently conducting follow-up investigation and/or remediation activities at those locations where we have known environmental concerns. We have cleaned up a majority of the sites with known historical contamination and we are addressing the remaining identified issues.
      Over the years, we have been involved as one of several potentially responsible parties (“PRP”) at former public waste disposal sites that are or were subject to investigation and remediation. We are currently involved as a PRP at four Superfund sites. The sites are in various stages of evaluation by government authorities. Our total projected “fair share” cost allocation at all four of these sites is expected to be less than $100,000.
      We have established reserves that we believe to be adequate to cover our currently identified on-site and off-site environmental liabilities.
Exports
      Licenses are required from U.S. government agencies to export certain products. In particular, products with nuclear applications are restricted, as are certain other pump, valve and mechanical seal products.
      Our export sales from the U.S. to foreign unaffiliated customers were $275.6 million in 2004; $203.6 million in 2003 and $251.2 million in 2002.
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
as soon as reasonably practical after such material is filed with or furnished to the Securities and Exchange Commission. Except as otherwise stated in these reports, the information contained on our website or available by hyperlink from our website is not incorporated into this Annual Report or other documents we file with, or furnish to, the Securities and Exchange Commission.
      Copies may also be obtained by accessing our website at www.flowserve.com or by providing a written request for such copies or additional information regarding our operating or financial performance to Michael E. Conley, Vice President of Investor Relations, Flowserve Corporation, 5215 North O’Connor Blvd., Suite 2300, Irving, Texas 75039.
      We have adopted Self Governance Guidelines for our Board of Directors and Code of Ethics and Business Conduct for our Board of Directors, our Chief Executive Officer, financial management and our employees generally. We also have charters for the Audit Committee, Finance Committee, Organization and Compensation Committee and the Corporate Governance and Nominating Committee of our Board of Directors. Copies of the foregoing documents may be obtained on our website as noted in the above paragraph, and such information is available in print to any shareholder who requests it.
      The certifications of our Chief Executive Officer and Chief Financial Officer required pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 are included as Exhibits to this Annual Report. Our Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) on December 22, 2005, pursuant to Section 303A.12 of the NYSE’s listing standards, that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of that date.
RISK FACTORS
      Any of the events discussed as risk factors below may occur. If they do, our business, financial condition, results of operations and cash flows could be materially adversely affected. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations.

We have material weaknesses in our internal control over financial reporting, which could adversely affect our ability to report our financial condition and results of operations accurately and on a timely basis.
      In connection with our 2004 Restatement and our assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, we identified material weaknesses in our internal control. For a discussion of our internal control over financial reporting and a description of the identified material weaknesses, see “Item 9A. Management’s Report on Internal Control over Financial Reporting.”
      Material weaknesses in our internal control over financial reporting could adversely impact our ability to provide timely and accurate financial information. While we have taken measures to strengthen our internal control in response to the previously identified material weaknesses, including by implementing strengthened control procedures for information systems, enhancing company-level monitoring controls processes and expanding our internal audit and corporate compliance functions, and engaged outside consultants to assist us in our efforts, additional work remains to be done to address the identified material weaknesses. If we are unsuccessful in implementing or following our remediation plan, or fail to update our internal control as our business evolves or to integrate acquired businesses into our controls system, we may not be able to timely or accurately report our financial condition, results of operations or cash flows or maintain effective disclosure controls and procedures. If we are unable to report financial information timely and accurately or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC and the NYSE, including a delisting from the NYSE, securities litigation, events of default under our new credit facilities, debt rating agency downgrades or rating withdrawals, and a general loss of investor confidence, any one of which could adversely affect our business prospects and the valuation of our common stock.
      Furthermore, there are inherent limitations to the effectiveness of any system of controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. We could face additional litigation exposure and a greater likelihood of an SEC enforcement or NYSE regulatory action if further restatements were to occur or other accounting-related problems emerge. In addition, any future restatements or other accounting-related problems may adversely affect our financial condition, results of operations and cash flows.

If we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, our business prospects and stock valuation could be adversely affected.
      Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. This legislation is relatively new, and neither companies nor accounting firms have significant experience in complying with its requirements. We have expended significant resources to comply with our obligations under Section 404 with respect to the year ended December 31, 2004. If we are unable to comply with our obligations under Section 404 in the future or experience delays in future reports of our management and outside auditors on our internal control over financial reporting, or if we fail to respond timely to any changes in the Section 404 requirements, we may be unable to timely file with the SEC our periodic reports and may be subject to, among other things, regulatory or enforcement actions by the SEC and the NYSE, including delisting from the NYSE, securities litigation, events of default under our new credit facilities, debt rating agency downgrades or rating withdrawals and a general loss of investor confidence, any one of which could adversely affect our business prospects and the valuation of our common stock.

We are currently subject to securities class action litigation, the unfavorable outcome of which might have a material adverse effect on our financial condition, results of operations and cash flows.
      A number of federal putative lawsuits have been filed against us, certain of our former officers, our independent auditors and the lead underwriters of our most recent public stock offerings, alleging violations of securities laws. We believe that these lawsuits, which have been consolidated, are without merit and are vigorously defending them and have notified our applicable insurers. We cannot, however, determine with certainty the outcome or resolution of these claims or the timing for their resolution. The case is currently set for trial on March 27, 2007. In addition to the expense and burden incurred in defending this litigation and any damages that we may suffer, our management’s efforts and attention may be diverted from the ordinary business operations in order to address these claims. If the final resolution of this litigation is unfavorable to us, our financial condition, results of operations and cash flows might be materially adversely affected if our existing insurance coverage is unavailable or inadequate to resolve the matter.

The ongoing SEC investigation regarding our restatement could materially adversely affect our company.
      Following our announcement on February 3, 2004 of the restatement of our previously issued annual results for the years 2000 through 2002 and the quarterly results for 2003, the SEC initiated an informal inquiry into the facts and circumstances relating to the restatement. On June 2, 2004, the SEC issued a formal order of private investigation into the issues regarding that restatement and any other issues that arise from the investigation. We continue to cooperate with the SEC in this matter. We are unable to predict the outcome of this investigation. If the SEC takes enforcement action with regard to this investigation, we may be required to pay fines, consent to injunctions against future conduct or suffer other penalties.

The IRS is auditing our tax returns, and a negative outcome of the audit would require us to make additional tax payments that may be material.
      We have recently concluded an IRS audit of our U.S. federal income tax returns for the years 1999 through 2001. Based on its audit work, the IRS has issued proposed adjustments to increase taxable income during 1999 through 2001 by $12.8 million, and to deny foreign tax credits of $2.9 million in the aggregate. The tax liability resulting from these proposed adjustments will be offset with foreign tax credit carryovers and other refund claims, and therefore should not result in a material future cash payment, pending final review by the Joint Committee on Taxation. The effect of the adjustments to current and deferred taxes has been reflected in the consolidated financial statements for periods covered by the 2004 Restatement.
      During 2006, the IRS will commence an audit of our U.S. federal income tax returns for the years 2002 through 2004. While we expect that the upcoming IRS audit will be similar in scope to the recently completed examination, the upcoming audit may be broader. Furthermore, the preliminary results from the audit of 1999 through 2001 are not indicative of the future result of the audit of 2002 through 2004. The audit of 2002 through 2004 may result in additional tax payments by us, the amount of which may be material, but will not be known until that IRS audit is finalized.
      In the course of the tax audit for the years 1999 through 2001, we have identified recordkeeping and other material internal control weaknesses, which caused us to incur significant expense to substantiate our tax return items and address information and document requests made by the IRS. We expect to incur similar expenses with respect to the upcoming IRS audit of the years 2002 through 2004.
      Due to the recordkeeping issues referred to above, the IRS has issued a Notice of Inadequate Records for the years 1999 through 2001 and may issue a similar notice for the years 2002 through 2004. While the IRS has agreed not to assess penalties for inadequacy of records with respect to the years 1999 through 2001, no assurances can be made that the IRS will not seek to assess such penalties or other types of penalties with respect to the years 2002 through 2004. Such penalties could result in a material impact to the consolidated results of operations.

We operate and manage our business on a number of different computer systems, including several aging Enterprise Resource Planning (“ERP”) systems that rely on manual processes, which could adversely affect our ability to accurately report our financial condition, results of operations and cash flows.
      We operate and manage our business on a number of different computer systems, including disparate legacy systems inherited from our predecessors. Some of our computer systems, as well as some of our computer hardware, are aging and contain inefficient processes. For example, several of our older ERP systems rely on manual processes, which are generally labor intensive and increase the risk of error. Furthermore, as discussed below under “Item 9A. Controls and Procedures”, as of the end of 2004, we did not

maintain adequate information technology general controls, as our information technology infrastructure was not adequate to support our financial and accounting responsibilities and we did not have adequate controls supporting application system changes, computer operations and restricted access. Unless we are able to enhance our computer systems generally and information technology general controls specifically, our ability to identify, capture and communicate pertinent information may be compromised, which in turn may compromise our ability to timely and accurately report our financial condition, results of operations or cash flows.

Economic, political and other risks associated with international operations could adversely affect our business.
      A substantial portion of our operations is conducted and located outside the United States. We have manufacturing or service facilities in 31 countries and sell to customers in over 70 countries, in addition to the United States. Moreover, we outsource our manufacturing and engineering functions to, and source our raw materials and components from, India, China, Mexico and Latin American and Eastern European countries. Accordingly, our business is subject to risks associated with doing business internationally, including:

•	changes in foreign currency exchange rates;

•	instability in a specific country’s or region’s political or economic conditions, particularly in emerging markets and the Middle East;

•	trade protection measures, such as tariff increases, and import and export licensing and control requirements;

•	potentially negative consequences from changes in tax laws;

•	difficulty in staffing and managing widespread operations;

•	difficulty of enforcing agreements and collecting receivables through some foreign legal systems;

•	differing and, in some cases, more stringent labor regulations;

•	partial or total expropriation;

•	differing protection of intellectual property;

•	unexpected changes in regulatory requirements;

•	inability to repatriate income or capital; and

•	difficulty in administering and enforcing corporate policies, which may be different than the normal business practices of local cultures.
      For example, political unrest and a two-month nation-wide work stoppage in Venezuela in 2002 negatively impacted demand for our products from customers in that country and other customers, such as U.S. oil refineries, that were affected by the resulting disruption in the supply of crude oil. Similarly, the military conflict in the Middle East softened the level of capital investment and demand for our products and services in that region, notwithstanding the historically high prices for oil. Additionally, we are investigating or have investigated certain allegations regarding foreign management engaging in unethical practices prohibited by our Code of Business Conduct which could have inappropriately benefited them at Company expense.
      We are exposed to fluctuations in foreign currencies, as a significant portion of our revenue, and certain of our costs, assets and liabilities, are denominated in currencies other than U.S. dollar. The primary foreign currencies to which we have exposure are the Euro, British pound, Canadian dollar, Mexican peso, Japanese yen, Singapore dollar, Brazilian real, Australian dollar, Argentinean peso and Venezuelan bolivar. Certain of the foreign currencies to which we have exposure, such as the Argentinean peso, have undergone significant devaluation in the past. Although we enter into forward contracts to hedge our risks associated with transactions denominated in foreign currencies, no assurances can be made that exchange rate fluctuations will not adversely affect our financial condition, results of operations and cash flows.

      Our international operations are subject to a variety of laws and regulations, including the U.S. Foreign Corrupt Practices Act and regulations issued by the U.S. Customs Service, the Bureau of Export Administration, various foreign governmental agencies, including applicable customs, currency exchange control and transfer pricing regulations and various programs administered by the United Nations. No assurances can be made that we will continue to be found to be operating in compliance with, or be able to detect violations of, any such laws or regulations. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.
      Our future success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. Any of these factors could, however, adversely affect our international operations and, consequently, our results of operations, financial condition and cash flows.

Our business depends on the levels of capital investment and maintenance expenditures by our customers, which in turn are affected by the cyclical nature of their markets and their liquidity.
      Demand for most of our products depends on the level of new capital investment and maintenance expenditures by our customers. The levels of capital expenditures by our customers depend, in turn, on the general economic conditions and conditions in their industry, as well as on their liquidity.
      The businesses of many of our customers, particularly general industrial companies, chemical companies and oil refineries, are, to varying degrees, cyclical and have experienced periodic downturns. Our customers in these industries historically have tended to delay large capital projects, including expensive maintenance and upgrades, during economic downturns. For example, demand for our products and services from our general industrial customers, such as steel and pulp and paper manufacturers, was negatively impacted by the U.S. recession in the early part of this decade. Similarly, in response to high oil and natural gas prices and a weak demand for their products due to the soft economy, during the past several years our chemical customers reduced their spending on capital investments and operated their facilities at lower levels, reducing demand for our products and services. Some of our customers may delay capital maintenance even during favorable conditions in their markets. For example, while high oil prices generally spur demand for our products and services in upstream petroleum markets, they often reduce demand for our products and services from oil refineries, as refiners seek to take advantage of favorable margins by operating at high levels of capacity utilization and deferring maintenance.
      The ability of our customers to finance capital investment and maintenance may be affected by factors independent of the conditions in their industry. For example, despite high natural gas prices in 2003, there was little additional investment or maintenance activity by our gas customers, many of which have experienced liquidity constraints as a result of financial difficulties related to their former energy trading activities.
      The diminished demand for our products and services leads to excess manufacturing capacity and subsequent accelerated erosion of average selling prices in our industry, which could adversely affect our business, results of operations, including profit margins, financial condition and cash flows.

As we expand our customer alliance programs, an increasing portion of our revenues will be on a fixed-fee basis, subjecting us to the risks associated with cost overruns.
      As part of our customer alliance programs, we enter into maintenance agreements that are fixed-fee arrangements. Under these agreements, we provide maintenance services, including replacement parts and repair services, at a specified fixed fee and, accordingly, bear the risk of cost overruns. While we conduct a detailed analysis of the customers’ equipment prior to entering into fixed-fee maintenance agreements and benefit from our extensive experience in the flow control industry, our failure to estimate accurately the anticipated equipment failures and maintenance costs could have a material adverse effect on our results of operations, including profit margins, financial condition and cash flows.

We sell our products in highly competitive markets, which puts pressure on our profit margins and limits our ability to maintain or increase the market share of our products.
      The markets for our products are fragmented and highly competitive. We compete against large and well-established national and global companies, as well as regional and local companies, low cost replicators of spare parts and in-house maintenance departments of our end user customers. We compete based on price, technical expertise, timeliness of delivery, previous installation history and reputation for quality and reliability, with price competition tending to be more significant for sales to original equipment manufacturers. Some of our customers are attempting to reduce the number of vendors from which they purchase in order to reduce the size and diversity of their inventory. To remain competitive, we will need to invest continuously in manufacturing, marketing, customer service and support and our distribution networks. No assurances can be made that we will have sufficient resources to continue to make the investment required to maintain or increase our market share or that our investments will be successful. If we do not compete successfully, our business, our financial condition, results of operations and cash flows could be adversely affected.

Environmental compliance costs and liabilities could adversely affect our financial condition, results of operations and cash flows.
      Our operations and properties are subject to extensive regulation under environmental laws. These laws can impose substantial sanctions for violations or operational changes that may limit production. We must conform our operations to applicable regulatory requirements and adapt to changes in such requirements in all countries in which we operate.
      We use hazardous substances and generate hazardous wastes in most of our manufacturing and foundry operations. Many of our current and former properties are or have been used for industrial purposes, and some may require clean-up of historical contamination. We are currently conducting investigation and/or remediation activities at a number of locations where we have known environmental concerns. In addition, we have been identified as one of several potentially responsible parties at four Superfund sites.
      We have incurred, and expect to continue to incur, operating and capital costs to comply with environmental requirements. In addition, new laws and regulations, stricter enforcement of existing requirements, the discovery of previously unknown contamination or the imposition of new clean-up requirements could require us to incur costs or become the basis for new or increased liabilities that could adversely affect our financial condition, results of operations and cash flows.

We are party to asbestos-containing product litigation that could adversely affect our financial condition, results of operations and cash flows.
      We are a defendant in a large number of lawsuits that seek to recover damages for personal injury allegedly resulting from exposure to asbestos-containing products formerly manufactured and/or distributed by us. All such products were used as self-contained components of process equipment, and we do not believe that there was any emission of ambient asbestos-containing fiber during the use of this equipment. Although we are defending these allegations vigorously and believe that a high percentage of these lawsuits is covered by insurance or indemnities from other companies, there can be no assurance that we will prevail or that payments made by insurance or such other companies would be adequate, and unfavorable rulings, judgments and/or settlement terms could adversely impact our financial condition, results of operations and cash flows.

Our business may be adversely impacted by work stoppages and other labor matters.
      As of December 31, 2004, we had approximately 14,000 employees, approximately half of whom were located in the United States. Of our U.S. employees, approximately 7% are represented by unions. We also have unionized employees in Argentina, Australia, Austria, Belgium, Brazil, Canada, Finland, France, Germany, Italy, Japan, Mexico, the Netherlands, Spain, Sweden, Switzerland and the United Kingdom. Although we believe that our relations with our employees are good and we have not experienced any recent strikes or work stoppages, no assurances can be made that we will not in the future experience these and other types of conflicts with labor unions, works councils, other groups representing employees, or our employees generally, or that any future negotiations with our labor unions will not result in significant increases in the cost of labor.

Our competitive position is affected by our ability to protect our intellectual property.
      Our ability to compete is affected by our ability to protect our proprietary technology. We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. We cannot guarantee, however, that the steps we have taken to protect our intellectual property will be adequate to prevent misappropriation of our technology. For example, effective patent, trademark, copyright and trade secret protection may be unavailable or limited in some of the foreign countries in which we operate. In addition, while we generally enter into confidentiality agreements with our employees and third parties to protect our intellectual property, such confidentiality agreements could be breached, and may not provide meaningful protection for our trade secrets and know-how related to the design, manufacture or operation of our products. If it became necessary for us to resort to litigation to protect our intellectual property rights, any proceedings could be burdensome and costly, and we may not prevail. Furthermore, adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and manufacturing expertise. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our sales, results of operations and cash flows.

Our success will depend to a significant extent on our ability to retain senior executives and other key personnel.
      During 2004 and 2005, we appointed a new Chief Executive Officer, Chief Financial Officer, Corporate Treasurer, Controller and Chief Accounting Officer, Chief Compliance Officer, Chief Information Officer, Vice President of Tax, and a Vice President of Human Resources, and we created and staffed new positions responsible for accounting policy and procedures, financial reporting, tax compliance and internal audit. Our future success depends to a significant degree on the skills, experience and efforts of our newly appointed and existing senior management and other key personnel. The loss of the services of any of these individuals could adversely affect our ability to implement our business strategy. To promote continuity of senior management, in March 2005 our Board of Directors approved a Transitional Executive Security Plan, which provides financial incentives to key management personnel to remain employed by us for the near term. No assurances can be made, however, that we will be successful in our efforts to retain key members of our senior management.

If we are unable to obtain raw materials at favorable prices, our operating margins and results of operations will be adversely affected.
      We purchase substantially all electric power and other raw materials we use in the manufacturing of our products from outside sources. The costs of these raw materials have been volatile historically and are influenced by factors that are outside our control. In recent years, the prices for energy, metal alloys, nickel and certain other of our raw materials have increased, with the prices for energy currently exceeding historical averages. If we are unable to pass increases in the costs of our raw materials to our customers, our operating margins and results of operations will be adversely affected.

Significant changes in pension fund investment performance or assumptions relating to pension costs may have a material effect on the valuation of our obligations under our defined benefit pension plans, the funded status of these plans and our pension expense.
      We maintain defined benefit pension plans that are required to be funded in the United States, the United Kingdom, Canada, Japan, Mexico and The Netherlands, and defined benefit plans that are not required to be funded in Germany, France, Austria and Sweden. Our pension liability is materially affected by the discount rate used to measure our pension obligations and, in the case of the plans that are required to be funded, the level of plan assets available to fund those obligations and the expected long-term rate of return on plan assets. A change in the discount rate can result in a significant increase or decrease in the valuation of pension obligations, affecting the reported status of our pension plans and our pension expense. Significant changes in investment performance or a change in the portfolio mix of invested assets can result in increases and decreases in the valuation of plan assets or in a change of the expected rate of return on plan assets. Changes in the expected return on plan assets assumption can result in significant changes in our pension expense. We currently expect to make substantial contributions to our U.S. and foreign defined benefit pension plans during the next three years, and may make additional substantial contributions thereafter.

We may incur material costs as a result of product liability and warranty claims, which could adversely affect our financial condition, results of operations and cash flows.
      We may be exposed to product liability and warranty claims in the event that the use of our products results, or is alleged to result, in bodily injury and/or property damage or our products actually or allegedly fail to perform as expected. While we maintain insurance coverage with respect to certain product liability claims, we may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against product liability claims. In addition, product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant periods of time, regardless of the ultimate outcome. An unsuccessful defense of a product liability claim could have an adverse affect on our business, results of operations and financial condition and cash flows. Even if we are successful in defending against a claim relating to our products, claims of this nature could cause our customers to lose confidence in our products and our company. Warranty claims are not covered by insurance, and we may incur significant warranty costs in the future for which we would not be reimbursed.

Our substantial indebtedness could adversely affect our financial condition and our ability to fulfill our obligations under our indebtedness.
      We have a substantial amount of debt. This level of indebtedness could have important consequences to us. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	limit our ability to take advantage of business opportunities as a result of various restrictive covenants in our debt agreements;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow money or sell stock to fund our working capital, capital expenditures, acquisitions or other corporate requirements.
      Subject to the restrictions in our debt agreements, we may incur additional indebtedness in the future, which could further exacerbate the effect of any of the consequences described above.

Restrictive covenants in the agreements governing our indebtedness limit our operating and financial flexibility.
      The agreements governing our bank credit facilities and our other outstanding indebtedness impose significant operating and financial restrictions on us and limit our management’s discretion in operating our businesses. These agreements limit our ability, among other things, to:

•	incur additional debt;

•	make capital expenditures;

•	change fiscal year;

•	pay dividends and make other distributions;

•	prepay subordinated debt, make investments and other restricted payments;

•	enter into sale and leaseback transactions;

•	create liens;

•	sell assets; and

•	enter into transactions with affiliates.
      Our ability to comply with these covenants may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default which, if not cured or waived, may have a material adverse effect on our financial condition, results of operations and cash flows.

We may not be able to continue to expand our market presence through acquisitions, and any future acquisitions may present unforeseen integration difficulties or costs.
      Since 1997, we have expanded through a number of acquisitions, and we may pursue acquisitions of businesses that are complementary to ours in the future. Our ability to implement this growth strategy will be limited by our ability to identify appropriate acquisition candidates, covenants in our credit agreement and other debt agreements and our financial resources, including available cash and borrowing capacity. In addition, acquisition of businesses may require additional debt financing, resulting in higher leverage and an increase in interest expense, and could result in the incurrence of contingent liabilities.
      Should we acquire another business, the process of integrating acquired operations into our existing operations may encounter operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Some of the challenges associated with acquisitions include:

•	loss of key employees or customers of the acquired company;

•	conforming the acquired company’s standards, processes, procedures and controls, including accounting systems and controls, with our operations;

•	coordinating operations that are increased in scope, geographic diversity and complexity;

•	retooling and reprogramming of equipment;

•	hiring additional management and other critical personnel; and

•	the diversion of management’s attention from our day-to-day operations.
      Furthermore, no assurances can be made that we will realize the cost savings, synergies or revenue enhancements that we may anticipate from any acquisition, or that we will realize such benefits within the time frame that we expect. If we are not able to address the challenges associated with acquisitions and successfully integrate acquired businesses, or if our integrated product and service offerings fail to achieve market acceptance, our business could be adversely affected.

ITEM 2.	PROPERTIES
      Our corporate headquarters is a leased facility located in Irving, Texas, which we began to occupy on January 1, 2004. The lease term is for 10 years, and we have the option to renew the lease for two additional five-year periods. We currently occupy 125,000 square feet at this facility. We recently expanded our leased facility by 25,000 square feet due to our growth and began to occupy this additional space on February 3, 2006.

      Information on our principal manufacturing facilities operating at December 31, 2005 is as follows:

	No. of	Approx. Sq.
	Plants	Footage

FPD
U.S.:	7	1,284,000
Non-U.S.:	16	2,598,000
FSD
U.S.:	3	205,000
Non-U.S.:	4	246,000
FCD
U.S.:	5	1,087,000
Non-U.S.:	17	1,400,000
      Most of our principal manufacturing facilities are owned. We maintain a substantial network of U.S. and foreign service centers and sales offices, most of which are leased. Our leased facilities are generally covered by long term leases. We believe we will be able to extend leases on our service centers and sales offices where desired, as they expire. See Note 12 to the consolidated financial statements included in this Annual Report for additional information regarding our obligations under leasing arrangements.

ITEM 3.	LEGAL PROCEEDINGS
      We are a defendant in a large number of pending lawsuits (which include, in many cases, multiple claimants) that seek to recover damages for personal injury allegedly caused by exposure to asbestos-containing products manufactured and/or distributed by us in the past. Any such products were encapsulated and used only as components of process equipment, and we do not believe that any emission of respirable asbestos fibers occurred during the use of this equipment. We believe that a high percentage of the applicable claims are covered by applicable insurance or indemnities from other companies.
      In June 2002, we were sued by Ruhrpumpen, Inc. (“Ruhrpumpen”) who alleged antitrust violations, conspiracy, fraud and breach of contract claims arising out of our December 2000 sale to Ruhrpumpen of a plant in Tulsa, Oklahoma and a license for eight defined pump lines. Ruhrpumpen subsequently amended its complaint to add Mr. Ronald F. Shuff, our Vice President, Secretary and General Counsel, and two other employees as individual defendants. Trial was held in the matter during March 2004. At the end of the trial, Mr. Shuff and the two other employees were dismissed from the lawsuit. On or about May 26, 2004, and before receiving a ruling from the court as to the remaining claims, the parties entered into a confidential settlement agreement resolving all of their pending disputes.
      On February 4, 2004, we received an informal inquiry from the Securities and Exchange Commission (“SEC”) requesting the voluntary production of documents and information related to our February 3, 2004 announcement that we would restate our financial results for the nine months ended September 30, 2003 and the full years 2002, 2001 and 2000. On June 2, 2004, we were advised that the SEC had issued a formal order of private investigation into issues regarding this restatement and any other issues that arise from the investigation. We continue to cooperate with the SEC in this matter.
      During the quarter ended September 30, 2003, related putative lawsuits were filed in federal court in the Northern District of Texas (the “Court”), alleging that we violated federal securities laws. Since the filing of these cases, which have been consolidated, the lead plaintiff has amended its complaint several times. The lead plaintiff’s current pleading is the fifth consolidated amended complaint (“Complaint”). The Complaint alleges that federal securities violations occurred between February 6, 2001 and September 27, 2002 and names as defendants Mr. C. Scott Greer, our former Chairman, President and Chief Executive Officer, Ms. Renée J. Hornbaker, our former Vice President and Chief Financial Officer, PricewaterhouseCoopers LLP, our independent registered public accounting firm, and Banc of America Securities LLC and Credit Suisse First Boston LLC, which served as underwriters for two of our public stock offerings during the relevant period. The Complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, and Sections 11 and 15 of the Securities Exchange Act of 1933. The lead plaintiff seeks unspecified compensatory damages, forfeiture by Mr. Greer and Ms. Hornbaker of unspecified incentive-based or equity-based compensation and profits from any stock sales, and recovery of costs. On November 22, 2005, the Court entered an order denying the defendants’ motions to dismiss the Complaint on the pleadings in their entirety. The case is currently set for trial on March 27, 2007. We continue to believe that the lawsuit is without merit and are vigorously defending the case.
      On October 6, 2005, a shareholder derivative lawsuit was filed purportedly on our behalf in the 193rd Judicial District of Dallas County, Texas. The lawsuit names as defendants Mr. Greer, Ms. Hornbaker, and current board members Hugh K. Coble, George T. Haymaker, Jr., William C. Rusnack, Michael F. Johnston, Charles M. Rampacek, Kevin E. Sheehan, Diane C. Harris, James O. Rollans and Christopher A. Bartlett. We are named as a nominal defendant. Based primarily on the purported misstatements alleged in the above-described federal securities case, the plaintiff asserts claims against the defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The plaintiff alleges that these purported violations of state law occurred between April 2000 and the date of suit. The plaintiff seeks on our behalf an unspecified amount of damages, injunctive relief and/or the imposition of a constructive trust on defendants’ assets, disgorgement of compensation, profits or other benefits received by the defendants from us, and recovery of attorneys’ fees and costs. We strongly believe that the suit was improperly filed and have filed a motion seeking dismissal of the case.
      On February 7, 2006, we received a subpoena from the SEC regarding goods and services that were delivered to Iraq from 1996 through 2003 during the United Nations Oil-for-Food Program. We are in the process of reviewing and responding to the subpoena and intend to cooperate with the SEC. We believe that other companies in our industry (as well as in other industries) have received similar subpoenas and requests for information.
      We have been involved as a potentially responsible party (“PRP”) at former public waste disposal sites that may be subject to remediation under pending government procedures. The sites are in various stages of evaluation by federal and state environmental authorities. The projected cost of remediation at these sites, as well as our alleged “fair share” allocation, is uncertain and speculative until all studies have been completed and the parties have either negotiated an amicable resolution or the matter has been judicially resolved. At each site, there are many other parties who have similarly been identified, and the identification and location of additional parties is continuing under applicable federal or state law. Many of the other parties identified are financially strong and solvent companies that appear able to pay their share of the remediation costs. Based on our information about the waste disposal practices at these sites and the environmental regulatory process in general, we believe that it is likely that ultimate remediation liability costs for each site will be apportioned among all liable parties, including site owners and waste transporters, according to the volumes and/or toxicity of the wastes shown to have been disposed of at the sites. We believe that our exposure for existing disposal sites will be less than $100,000.
      We are also a defendant in several other lawsuits, including product liability claims, that are insured, subject to the applicable deductibles, arising in the ordinary course of business. Based on currently available information, we believe that we have adequately accrued estimated probable losses for such lawsuits. We are also involved in a substantial number of labor claims, including one case where we had a confidential settlement reflected in our 2004 results.
      Although none of the aforementioned potential liabilities can be quantified with absolute certainty, we have established reserves covering these exposures, which we believe to be reasonable based on past experience and available facts. While additional exposures beyond these reserves could exist, they currently cannot be estimated. We will continue to evaluate these potential contingent loss exposures and, if they develop, recognize expense as soon as such losses become probable and can be reasonably estimated.
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
      As a consequence of all legal matters, including settlements of both publicly disclosed litigation and otherwise, we recognized expense of approximately $17 million in 2004, $25 million in 2003 and $4 million in 2002.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None.
PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      Our common stock is traded on the NYSE under the symbol “FLS”. On February 6, 2006, our records showed approximately 1,855 shareholders of record.
      The following table sets forth the range of high and low prices per share of our common stock for the periods indicated.
PRICE RANGE OF FLOWSERVE COMMON STOCK
(Intraday High/Low Prices)

	2005	2004	2003

First Quarter	$27.72/$23.69	$22.77/$18.64	$15.43/$10.40
Second Quarter	$31.25/$25.16	$25.09/$19.47	$19.91/$11.14
Third Quarter	$37.78/$29.73	$25.35/$21.21	$22.86/$16.60
Fourth Quarter	$39.75/$32.75	$28.18/$20.40	$22.93/$18.90
      We did not pay dividends on our common stock in 2003, 2004 or the completed portion of 2005, and have no plans to commence payment of cash dividends. The declaration and payment of dividends is subject to limitations under our new credit facilities, which prohibit declaration and payment of dividends at any time there is a default thereunder and cap the aggregate amount of dividends that may be made during the term of the new credit facilities. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Liquidity and Capital Resources — Senior Credit Facilities” for additional information on our new credit facilities.
      During 2004, 2003 and 2002, we issued 288,447, 39,275 and 31,100 shares, respectively, of our common stock pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. A portion of these shares were issued under director and officer stock compensation plans for employees.

ITEM 6.     SELECTED FINANCIAL DATA

	Year Ended December 31,

	2004(a)	2003(b)(f)	2002(c)(f)	2001(d)(g)	2000(e)(g)

		(As restated)	(As restated)	(As restated)	(As restated)
	(Amounts in thousands, except per share data and ratios)
RESULTS OF OPERATIONS
Sales	$2,638,199	$2,372,559	$2,228,036	$1,892,123	$1,538,293
Gross profit	778,816	705,411	666,335	589,294	504,185
Selling, general and administrative expense	623,035	540,845	478,220	411,226	365,718
Integration expense	—	19,768	16,179	62,866	35,211
Restructuring expense	—	2,879	4,347	(1,208)	19,364
Operating income	155,781	141,919	167,589	116,409	83,891
Interest expense	81,016	84,206	95,480	119,636	72,749
Provision (benefit) for income taxes	39,470	12,789	29,669	(6,911)	5,824
Income (loss) from continuing operations	20,154	43,108	32,696	(18,092)	5,439
Income (loss) from continuing operations per share (diluted)	0.36	0.78	0.63	(0.46)	0.14
Net earnings (loss)	24,200	44,463	34,759	(15,957)	5,439
Net earnings (loss) per share (diluted)	0.43	0.80	0.67	(0.41)	0.14
Cash flows from operating activities	267,501	181,304	249,028	(47,749)	18,431
Dividends paid per share	—	—	—	—	—
Bookings	2,657,404	2,423,728	2,184,074	1,975,536	1,528,800
Ending backlog	836,380	818,200	733,662	662,803	659,250
FINANCIAL CONDITION
Working capital	$341,259	$454,439	$514,923	$473,372	$472,641
Total assets	2,634,036	2,680,512	2,639,873	2,045,877	2,065,782
Total debt	701,844	950,801	1,095,431	1,042,035	1,130,204
Retirement obligations and other liabilities	397,655	370,201	360,448	223,639	210,555
Shareholders’ equity	870,225	822,463	708,557	388,771	301,515
FINANCIAL RATIOS
Return on average net assets	4.7%	4.2%	4.8%	3.6%	3.3%
Net debt to capital ratio	42.3%	52.2%	59.6%	72.4%	78.3%

(a)	Financial condition in 2004 includes the effects of the accounts receivable securitization which increased cash by $60.0 million, reduced accounts receivable by $48.7 million and increased total debt by $11.3 million.

(b)	Financial results in 2003 include integration expense of $19.8 million and restructuring expense of $2.9 million, resulting in a reduction in after tax net earnings of $14.7 million (as restated).

(c)	Financial results in 2002 include IFC results from the date of acquisition. Financial results in 2002 include integration expense of $16.2 million, restructuring expense of $4.3 million, a loss on debt extinguishment of $11.2 million, and a $5.2 million purchase accounting adjustment associated with the required write-up and subsequent sale of acquired inventory, resulting in a reduction in after tax net earnings of $24.1 million (as restated).

(d)	Financial results in 2001 include integration expense of $63.0 million, a reduction of our restructuring expense of $1.2 million and a loss on debt extinguishment of $17.9 million net of tax, resulting in a reduction in after tax net earnings of $59.6 million (as restated).

(e)	Financial results in 2000 include Invatec and IDP from the date of the respective acquisitions. Financial results in 2000 include integration expense of $35.2 million, restructuring expense of $19.4 million and a loss on debt extinguishment of $2.1 million net of tax, resulting in a reduction in after tax net earnings of $37.5 million (as restated).

(f)	As discussed in Note 2 to the consolidated financial statements included in this Annual Report, the financial statements from which the selected financial data are derived have been restated.

(g)	Primarily from the matters described in Note 2 to the consolidated financial statements included in this Annual Report, the selected financial data has been restated as follows:

	2001			2000

			As Restated with			As Restated with
	As Previously		Discontinued	As Previously		Discontinued
	Reported	As Restated	Operations	Reported	As Restated	Operations

	(Amounts in thousands)			(Amounts in thousands)
Sales	$1,917,332	$1,917,160	$1,892,123	$1,538,293	$1,538,293	$1,538,293
Gross Profit	603,542	595,212	589,294	504,713	504,185	504,185
Selling, general and administrative expense	411,338	413,754	411,226	361,619	365,718	365,718
Operating Income	130,369	119,800	116,409	88,519	83,891	83,891
Provision (benefit) for income taxes	(589)	(5,657)	(6,911)	5,713	5,824	5,824
Income (loss) from continuing operations	(10,488)	(15,957)	(18,092)	10,822	5,439	5,439
Net earnings (loss)	(10,488)	(15,957)	(15,957)	10,822	5,439	5,439
      The impact of this restatement on periods prior to January 1, 2000 is reflected as a decrease of $2.8 million to beginning retained earnings as of January 1, 2000.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 7 reflects the restatement of our 2003 and 2002 consolidated financial statements as discussed below, and all amounts for these prior periods and prior period comparisons reflect the balances and amounts on a restated basis. In addition, the following discussion and analysis reflects certain events that occurred subsequent to the original due date for filing this Annual Report, including, but not limited to, the completion of our refinancing during the third quarter of 2005 and updates to recently issued accounting standards. The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the accompanying consolidated financial statements and notes. Please see “Risk Factors” and “Forward-Looking Statements” sections for a discussion of the risks, uncertainties and assumptions associated with these statements. Unless otherwise noted, all amounts discussed herein are consolidated.
EXECUTIVE OVERVIEW
      We are an established leader in the fluid motion and control business, with a strong portfolio of pumping systems, valves, sealing solutions, automation and services in support of the power, oil and gas, chemical, and other process markets. These products are mission critical in the movement, control and protection of fluids in our customers’ critical processes, whether it is a refinery, a power generation facility or a transportation pipeline. Our business model is heavily influenced by the capital spending of these industries for the placement of new products in service. The worldwide installed base of our products is another important source of revenue where our products are expected to ensure the maximum operating time of the many key industrial processes. The aftermarket business is generally a higher margin business and a key component to our profitable growth.
      We have experienced steadily improving conditions in 2004 and 2005 in several core markets, including oil and gas, chemical, and numerous general industries. The rise and continued elevation of the price of crude oil and natural gas in particular has spurred capital investment in the oil and gas market, resulting in many new projects and expansion opportunities. Although feedstock costs are increasing in the chemical market, greater global demand is allowing companies to pass through pricing and strengthen the global market. The opportunity to increase our installed base of new products and drive recurring aftermarket business in future years is a critical by-product of these market conditions.
      We have six key strategies that have been well communicated throughout the business. One of our key strategies is the globalization of our business. See “Our Strategies” section of this Management’s Discussion and Analysis for a discussion of our six key strategies. We currently have approximately 14,000 employees in more than 56 countries. We continue to implement new Quick Response Centers (“QRCs”) to be better positioned as near to our customers as possible for service and support, as a means to capture this important aftermarket business. Our markets have improved and we see corresponding growth in our business, much of which is in non-traditional areas of the world where new oil and gas reserves have been discovered. We and our customers are seeing rapid growth in Asia, with China providing a source of significant project growth. We have a strategy in place to increase our presence in China to capture the aftermarket business with our current installed base as well as new projects and process plant expansions.
      Along with ensuring that we have the local capability to sell, install and service our equipment in remote regions, it becomes more imperative to continuously improve our global operations. Our global supply chain capability is being expanded to meet the global customer demands and ensure the quality and timely delivery of our products. Significant efforts are underway to reduce the supply base and drive processes across the divisions to find areas of synergy and cost reduction. In addition, we are improving our supply chain management capability to insure we meet global customer demands. We continue to focus on improving on-time delivery and quality, while reducing warranty costs across our global operations through a focused Continuous Improvement Process (“CIP”) initiative. The goal of the CIP initiative is to maximize service fulfillment to our customers (such as on-time delivery, reduced cycle time and quality) at the highest internal productivity. This program is a key factor in our margin expansion plans.
RECENT DEVELOPMENTS

Restatement of Financial Statements
      We have restated our results for 2002, 2003 and the first quarter of 2004. The restatement of our annual 2002 consolidated financial statements, our annual and interim 2003 consolidated financial statements and our 2004 first quarter consolidated financial statements is collectively referred to as the “2004 Restatement.”
      This Annual Report includes our consolidated financial statements as of December 31, 2004 and for the year then ended and our restated consolidated financial statements as of December 31, 2003 and for the years ended December 31, 2003 and 2002. We will file restated condensed consolidated financial statements in an amendment to our Quarterly Report on Form 10-Q for the period ending March 31, 2004 at a later date. The impact of the 2004 Restatement on periods prior to January 1, 2002 is reflected as a decrease of $13.7 million to beginning retained earnings as of January 1, 2002. Information in “Item 6. Selected Financial Data,” however, is presented on a restated basis for all of the periods presented, and the impact of the 2004 Restatement on periods prior to January 1, 2000 is reflected as a decrease of $2.8 million to beginning retained earnings as of January 1, 2000.
      The 2004 Restatement corrects errors made in the application of accounting principles generally accepted in the United States (“GAAP”), including errors with respect to inventory valuation, long-term contract accounting, intercompany accounts, pension expense, fixed assets and intangibles, financial derivatives, unclaimed property, tax matters, and other adjustments from unreconciled accounts. The 2004 Restatement is more fully described in Note 2 to our consolidated financial statements included in this Annual Report. The cumulative net reduction in net earnings for the 2004 Restatement was $35.9 million. This includes the $13.7 million reduction to beginning retained earnings at January 1, 2002, the total $19.1 million reduction in net earnings to 2003 and 2002 results of operations discussed below, and the $3.1 million reduction in net earnings to the first quarter of 2004 results of operations.
      The impact of the 2004 Restatement decreased sales for 2003 by $7.4 million and increased sales for 2002 by $2.6 million, decreased net earnings for 2003 and 2002 by $8.4 million and $10.7 million, respectively, and decreased total assets, decreased total liabilities and increased total shareholders’ equity at December 31, 2003 by $120.1 million, $121.8 million and $1.7 million, respectively. The decreases in total assets and total liabilities are due primarily to the proper netting of deferred tax assets and liabilities. The net increase in shareholders’ equity at December 31, 2003 is due primarily to an increase in currency translation adjustments, net of tax included in accumulated other comprehensive loss, partially offset by the cumulative $32.8 million decrease in net earnings through December 31, 2003 discussed above. Diluted net earnings per share decreased by $0.16 and $0.20 per share for 2003 and 2002, respectively.
      As a result of the 2004 Restatement and the new obligations regarding internal control certification under Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we were unable to timely file with the Securities and Exchange Commission (“SEC”) this Annual Report and our Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2004, September 30, 2004, March 31, 2005, June 30, 2005 and September 30, 2005. We will continue to work toward becoming current in our quarterly filings with the SEC as soon as practicable after the filing of this Annual Report. We will not, however, be able to timely file with the SEC our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006.
      The 2004 Restatement follows our earlier restatement, announced on February 3, 2004, of annual results for the years 2000 through 2002 and quarterly results for 2003. We refer to the prior restatement as the “2003 Restatement.” The 2003 Restatement was completed on April 26, 2004 and principally related to inventory and costs of sales adjustments resulting primarily from reconciliation issues at two of our reporting locations due to difficulties associated with the conversion to new computer systems. The 2003 Restatement also included corrective adjustments relating to the computation of our income tax provision, classification of certain balance sheet accounts and other account reconciliations.
      As part of our assessment of internal control over financial reporting under Section 404 and our 2004 Restatement, we performed additional analyses and other procedures to ensure that our consolidated financial statements included in this Annual Report were prepared in accordance with GAAP. These procedures included, among other things, expansion of our year-end closing procedures and dedication of significant internal resources and external consultants to scrutinize account analyses and reconciliations at a detailed level. We conducted expanded assessments of customer shipments at certain of our locations for revenue cut-off; analyzed certain long-term sales contracts; analyzed pending litigation matters; analyzed leasehold improvements for proper classification and amortization; analyzed our inventory reserves, including our obsolete and slow moving inventory calculations and estimates; assessed our non-U.S. actuarially determined pension obligations and related liabilities; analyzed our liabilities associated with unclaimed third party property; analyzed our equity investments; analyzed our accounts receivable factoring and securitization arrangements; analyzed our accounting for financial derivatives; analyzed our purchase accounting for acquired businesses; performed expanded procedures on the existence, depreciation and disposals of fixed assets; performed expanded analyses of our intercompany, income tax and foreign currency translation accounts; and conducted site visits at selected locations to perform additional account balance examinations. As a result of these and other expanded procedures, management believes that the financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
      We have incurred significant costs in 2005 in connection with the 2004 Restatement and financial statement audit, Section 404 assessment and Internal Revenue Service (“IRS”) tax audit, which is discussed below. We expect that the professional fees expensed in 2005 for external advisors relating to the 2004 Restatement and the IRS audit, together with the fees for the audit of our 2004 consolidated financial statements and internal controls in compliance with Section 404, will be approximately $48 million. In 2004, we incurred approximately $22 million in professional fees related to the 2003 Restatement, 2004 and 2003 financial statement audits, Section 404 assessment and deferred tax analysis.

Pending SEC Investigations
      On February 4, 2004, we received an informal inquiry from the SEC requesting the voluntary production of documents and information related to the 2003 Restatement. On June 2, 2004, we were advised that the SEC issued a formal order of private investigation into issues regarding the 2003 Restatement and any other issues that arise from the investigation. We continue to cooperate with the SEC in this matter.
      On February 7, 2006, we received a subpoena from the SEC regarding goods and services that were delivered to Iraq from 1996 through 2003 during the United Nations Oil-for-Food Program. We are in the process of reviewing and responding to the subpoena and intend to cooperate with the SEC. We believe that other companies in our industry (as well as in other industries) have received similar subpoenas and requests for information.

Securities Class Action and Derivative Lawsuits
      During the quarter ended September 30, 2003, related putative lawsuits were filed in federal court in the Northern District of Texas (the “Court”), alleging that we violated federal securities laws. Since the filing of these cases, which have been consolidated, the lead plaintiff has amended its complaint several times in the action. The lead plaintiff’s current pleading is the fifth consolidated amended complaint (“Complaint”). The Complaint alleges that federal securities violations occurred between February 6, 2001 and September 27, 2002 and names as defendants Mr. C. Scott Greer, our former Chairman, President and Chief Executive Officer, Ms. Renée J. Hornbaker, our former Vice President and Chief Financial Officer, PricewaterhouseCoopers, LLP, our independent registered public accounting firm, and Banc of America Securities LLC and Credit Suisse First Boston LLC, which served as underwriters for two of our public stock offerings during the relevant period. The Complaint asserts claims under Sections 10(b) and 20(a) of Securities Exchange Act of 1934, and Rule 10b-5 thereunder, and Sections 11 and 15 of the Securities Act of 1933. The lead plaintiff seeks unspecified compensatory damages, forfeiture by Mr. Greer and Ms. Hornbaker of unspecified incentive-based or equity-based compensation and profits from any stock sales and recovery of costs. On November 22, 2005, the Court entered an order denying the defendants’ motions to dismiss the Complaint on the pleadings in their entirety. The case is currently set for trial on March 27, 2007. We continue to believe that the lawsuit is without merit and are vigorously defending the case.
      On October 6, 2005, a shareholder derivative lawsuit was filed purportedly on behalf of our company in the 193rd Judicial District of Dallas County, Texas. The lawsuit names as defendants Mr. Greer, Ms. Hornbaker, and current board members Hugh K. Coble, George T. Haymaker, Jr., William C. Rusnack, Michael F. Johnston, Charles M. Rampacek, Kevin E. Sheehan, Diane C. Harris, James O. Rollans and Christopher A. Bartlett. We are named as a nominal defendant. Based primarily on the purported misstatements alleged in the above-described federal securities case, the plaintiff asserts claims against the defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The plaintiff alleges that these purported violations of state law occurred between April 2000 and the date of suit. The plaintiff seeks on behalf of our company an unspecified amount of damages, injunctive relief and/or the imposition of a constructive trust on defendants’ assets, disgorgement of compensation, profits or other benefits received by the defendants from us, and recovery of attorneys’ fees and costs. We strongly believe that the suit was improperly filed and have filed a motion seeking dismissal of the case.

IRS Audits
      We have recently concluded an IRS audit of our U.S. federal income tax returns for the years 1999 through 2001. Based on its audit work, the IRS has issued proposed adjustments to increase taxable income during 1999 through 2001 by $12.8 million, and to deny foreign tax credits of $2.9 million in the aggregate. The tax liability resulting from these proposed adjustments will be offset with foreign tax credit carryovers and other refund claims, and therefore should not result in a material future cash payment, pending final review by the Joint Committee on Taxation. The effect of the adjustments to current and deferred taxes has been reflected in the consolidated financial statements for periods covered by the 2004 Restatement.
      During 2006, the IRS will commence an audit of our U.S. federal income tax returns for the years 2002 through 2004. While we expect that the upcoming IRS audit will be similar in scope to the recently completed examination, the upcoming audit may be broader. Furthermore, the preliminary results from the audit of 1999 through 2001 are not indicative of the future result of the audit of 2002 through 2004. The audit of 2002 through 2004 may result in additional tax payments by us, the amount of which may be material, but will not be known until that IRS audit is finalized.
      In the course of the IRS audit of 1999 through 2001, we have identified recordkeeping and other material internal control weaknesses, which caused us to incur significant expense to substantiate our tax return items and address information and document requests made by the IRS. We expect to incur similar expense with respect to the upcoming IRS audit of the years 2002 through 2004.
      Due to the recordkeeping issues referred to above, the IRS has issued a Notice of Inadequate Records for the years 1999 through 2001, and may issue a similar notice for the years 2002 through 2004. While the IRS has agreed not to assess penalties for inadequacy of records with respect to the years 1999 through 2001, no assurances can be made that the IRS will not seek to assess such penalties or other types of penalties with respect to the years 2002 through 2004. Such penalties could result in a material impact to the consolidated results of operations.

Management Changes and Other Employee Matters
      During the past two years, following resignations of several of our senior executives, we hired Lewis M. Kling as our Chief Operating Officer and subsequently appointed him as our Chief Executive Officer, hired Mark A. Blinn as our Chief Financial Officer, Richard J. Guiltinan, Jr. as our Controller and Chief Accounting Officer, Deborah K. Bethune as our Vice President of Taxes, Thomas L. Pajonas as our President of our Flow Control Division, Linda P. Jojo as Vice President and Chief Information Officer, and Joseph R. Pinkston, as our Vice President of Human Resources, appointed Mark D. Dailey as our Chief Compliance Officer and Paul W. Fehlman as our Treasurer, and created and staffed new positions responsible for accounting policy and procedures, financial reporting, tax compliance and internal audit. To promote continuity of senior management, in March 2005 our Board of Directors approved a Transitional Executive Security Plan, which provides cash and stock-based incentives to key management personnel to remain employed by us for the near term. As a result of this plan, we recorded additional compensation expenses in 2005 of approximately $3 million. See “Transitional Executive Security Plan” in “Item 11. Executive Compensation” of this Annual Report for a detailed discussion on this plan.
      During 2005, we made a number of modifications to our stock plans, including the acceleration of certain restricted stock grants and outstanding options, as well as the extension of the exercise period associated with certain outstanding options. These modifications resulted from severance agreements with former executives and from our decision to temporarily suspend option exercises. As a result of the modifications, we recorded additional compensation expenses in 2005 of approximately $7 million based upon the intrinsic values of the awards, primarily related to severance agreements with former executives, on the dates the modifications were made.
      As a result of the severance and executive search payments related to the management changes of approximately $2 million, expenses under the Transitional Executive Security Plan described above and stock compensation expense resulting from the modification of our stock option plans described above, we recorded total incremental compensation expense of approximately $12 million in 2005.
      On June 1, 2005, we took action to extend to December 31, 2006, the regular term of certain options granted to employees, including executive officers, qualified retirees and directors, which were scheduled to expire in 2005. Subsequently, we took action on November 4, 2005, to extend the exercise date of these options, and options expiring in 2006, to January 1, 2009. We thereafter concluded, however, that recent regulatory guidance issued under section 409A of the Internal Revenue Code might cause the recipients’ extended options to become subject to unintended adverse tax consequences under section 409A. Accordingly, effective December 14, 2005, the Organization and Compensation Committee of the Board of Directors partially rescinded, in accordance with the regulations, the extensions of the regular term of these options, to provide as follows:

(i)	the regular term of options otherwise expiring in 2005 will expire 30 days after the options first become exercisable when our SEC filings have become current and an effective SEC Form S-8 Registration Statement has been filed with the SEC, and

(ii)	the regular term of options otherwise expiring in 2006 will expire on the later of:

(1) 75 days after the regular term of the option as originally granted expires, or

(2) December 31, 2006 (assuming the options become exercisable in 2006 for the reasons included in (i) above).
      These extensions are subject to our shareholders approving certain applicable plan amendments at our next annual shareholder’s meeting, tentatively scheduled for April 2006. If shareholders do not approve the plan amendments as currently posed in our proxy statement, these extension actions will become void. If such plan amendments are approved at our next annual shareholder meeting, the extensions will be considered as a stock modification for financial reporting purposes subject to the recognition of a non-cash compensation charge in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”. Our actual charge will be contingent upon many factors, including future share price volatility, risk free interest rate, option maturity, strike price, share price and dividend yield.
      The earlier extension actions also extended the option exercise period available following separation from employment for reasons of death, disability and termination not for cause or certain voluntary separations. These separate extensions were partially rescinded at the December 14, 2005, meeting of the Organization and Compensation Committee of the Board of Directors, and as so revised are currently effective and not subject to shareholder approval. The exercise period available following such employment separations has been extended to the later of (i) 30 days after the options first became exercisable when our SEC filings have become current and an effective SEC Form S-8 Registration Statement has been filed with the SEC, or (ii) the period available for exercise following separation from employment under the terms of the option as originally granted. This extension is considered for financial reporting purposes as a stock modification subject to the recognition of a non-cash compensation change in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” of approximately $1 million in 2005. The extension of the exercise period following separation from employment does not apply to option exercise periods governed by a separate separation contract or agreement.

Completion of Refinancing
      In the third quarter of 2005, we refinanced our 12.25% Senior Subordinated Notes and indebtedness outstanding under our then existing credit facilities with the proceeds of borrowings under our new credit facilities. Further, we replaced the letter of credit agreement that guaranteed our European Investment Bank (“EIB”) credit facility with a letter of credit facility issued as part of the new credit facilities. The new credit facilities are comprised of a term loan of $600 million expiring in 2012 and a $400 million revolving line of credit, which can be utilized to provide up to $300 million in letters of credit, expiring in 2010, hereinafter collectively referred to as the “New Credit Facilities.” We recorded a total loss on extinguishment of approximately $27 million in 2005. As a result of the refinancing and based on the current interest rate structure and amounts borrowed, we expect to reduce our interest expense by more than $20 million on an annual basis. For additional information on our New Credit Facilities, see the “Liquidity and Capital Resources” section of this Management’s Discussion and Analysis and Note 12 to our consolidated financial statements included in this Annual Report.

Accounts Receivable Securitization
      In October 2004, one of our wholly owned subsidiaries entered into an accounts receivable securitization whereby we could obtain up to $75 million in financing by securitizing certain U.S.-based receivables with a third party. Our subordinate interest in receivables sold was $83.5 million at December 31, 2004. In October 2005, we terminated this accounts receivable securitization facility. In connection with the termination, we borrowed approximately $48 million under our New Credit Facilities to repurchase our receivables then held by such third party. See the “Liquidity and Capital Resources” section of this Management’s Discussion and Analysis and Note 12 to our consolidated financial statements included in this Annual Report for further discussion on our securitization arrangement.

Acquisitions and Divestitures
      In the first quarter of 2005, we made a definitive decision to sell certain non-core service operations, collectively called the General Services Group (“GSG”) and engaged an investment banking firm to commence marketing. As a result, we reclassified the operation to discontinued operations in the first quarter of 2005. Sales for GSG were $116 million in 2004. Total assets at December 31, 2004 ascribed to GSG were approximately $63 million. We performed an impairment analysis of long-lived assets on a held and used basis, and concluded that no impairment was warranted as of December 31, 2004. GSG was sold on December 31, 2005 for approximately $16 million in gross cash proceeds, subject to final working capital adjustments, while retaining approximately $12 million of net accounts receivable. We used approximately $11 million of the net cash proceeds to reduce our outstanding indebtedness. In 2005, we recorded an impairment loss of approximately $31 million related to GSG.
      In November 2004, we sold our Government Marine Business Unit (“GMBU”), a business within our Flowserve Pump Division, to Curtiss-Wright Electro-Mechanical Corporation for approximately $28 million, generating a pre-tax gain of $7.4 million after the allocation of approximately $8 million in goodwill and $1 million in intangible assets. GMBU, which provided pump technology and service for U.S. Navy submarines and aircraft carriers, did not serve our core market and represented a small part of our total pump business. We used net proceeds from the disposition of GMBU to reduce our outstanding indebtedness. As a result of this sale, we have presented the assets, liabilities and results of operations of GMBU as discontinued operations for all prior periods included.
      In March 2004, we acquired the remaining 75% interest in Thompson, Kelly & Lewis Pty. Ltd. (“TKL”) for approximately $12 million. TKL is a leading Australian designer, manufacturer and supplier of centrifugal pumps, railway track work products and steel castings. Prior to the acquisition, we held a 25% interest in TKL. As a result of this acquisition, we strengthened our product offering in the mining industry, broadened our manufacturing capacity in the Asia Pacific region and gained foundry capacity. TKL had total assets of approximately $24 million at the time of this acquisition and sales of approximately $36 million in 2003.
BUSINESS OVERVIEW

Our Company
      We believe that we are a world leading manufacturer and aftermarket service provider of comprehensive flow control systems. We develop and manufacture precision-engineered flow control equipment, such as pumps, valves and seals, for critical service applications that require high reliability. We use our manufacturing platform to offer a broad array of aftermarket equipment services, such as installation, advanced diagnostics, repair and retrofitting.

      We conduct our operations through three business segments:

•	Flowserve Pump Division (“FPD”), for engineered pumps, industrial pumps and related services;

•	Flow Control Division (“FCD”), for industrial valves, manual valves, control valves, nuclear valves, valve actuators and controls and related services; and

•	Flow Solutions Division (“FSD”), for precision mechanical seals and related services.
      Our product portfolio is built on over 50 well-respected brand names, such as Durco, IDP, Valtek and Durametallic, which we believe is the most comprehensive in the industry. We sell our products and services to more than 10,000 companies, including some of the world’s leading engineering and construction firms, original equipment manufacturers (“OEMs”), distributors and end users.

Our Markets
      Our products and services are used in several distinct industries: oil and gas, chemical, power generation, water treatment and several other industries that we collectively refer to as general industries.
      Demand for most of our products depends on the level of new capital investment and maintenance expenditures by our customers. The level of capital expenditures by our customers depends, in turn, on the general economic conditions and conditions in their industries, which affect their profitability. The level of capital expenditures by our customers also depends on their liquidity, whether through cash flows from operations or access to financing.
      The oil and gas industry represented approximately 32% of our sales in 2004. High petroleum prices generally spur additional investment in upstream petroleum projects, and high prices in 2004 contributed to an increase in bookings for projects, particularly in Asia, Africa and South America. In the Middle East, however, the Iraq war and the post-war unrest softened the level of capital investments and demand for our products and services, notwithstanding the historically high crude oil prices. In contrast to their effect on the upstream petroleum projects, high crude oil prices often reduce the demand for our products and services from crude oil refineries and natural gas processors as they seek to take advantage of favorable refining margins by operating at high levels of capacity utilization and deferring maintenance. Clean fuel regulations, particularly in the U.S., led to some project business from crude oil refiners. The profitability of such projects, however, is typically lower than for maintenance related products and services.
      While high oil and gas prices are generally good for our oil and gas customers, they are generally adverse for chemical companies, since crude oil and natural gas are critical inputs in the manufacturing of their products. In 2004, the price of natural gas in the U.S. increased almost 25% from 2003. This significantly affected our chemical customers, who faced high feed stock costs. However, greater global demand is allowing companies to pass through pricing and strengthen the global market. If the economy improves, and demand for chemical-based products increases, we expect to see some improvement in the demand for our products in the chemical industry. Further, this industry’s improved profitability could spur new investment in other parts of the world such as Asia, and we would expect to benefit from those investments as well. In 2004, the chemical industry represented approximately 18% of our sales.
      Increased natural gas prices also diminished the profitability of many power generators that in recent years made significant investments in power plants that generate electricity from natural gas. While they have been able to recover a portion of their higher costs through rate increases, their liquidity is still challenged due to overinvestment in these power facilities in recent years. However, a number of nuclear power generators are planning significant maintenance activities. We have seen an increase in our orders for this area and it has been a positive contributor to 2005 orders, sales and earnings. In addition, there are several coal-fired power plants planned for the U.S., and we are actively pursuing the flow control opportunities for these projects. The revenue opportunity for our products at a coal-fired plant typically can be three times that of a natural gas power plant. The power industry represented approximately 16% of our sales in 2004.
      Worldwide demand for fresh water and water treatment continues to create demand for new facilities or for upgrades of existing systems, many of which require products that we offer, especially pumps. We believe that we are a global leader in the desalination market, which is an important source of fresh water in the Mediterranean area and the Middle East. This is a significant market for our pumps and valve actuation products. In 2004, the water market represented approximately 6% of our sales.
      General industries represents a variety of different businesses, including mining, pulp and paper, food and beverage, steel and heating, ventilation and air-conditioning (“HVAC”), none of which individually represents more than 5% of total sales in 2004. General industries represented approximately 28% of our sales in 2004. Some of these businesses, such as mining, pulp and paper and steel, appear to have experienced troughs in 2004. Other industries, such as food and beverage, were relatively stable. HVAC was somewhat weaker due to a decline in the commercial real estate market. In 2005, some of these businesses that are tied to the economic recovery, particularly mining, have shown improvement.
      Our customers include engineering contractors, OEMs, end users and distributors. Sales to engineering contractors and OEMs are typically for large project orders, as are certain sales to distributors. Project orders generally have lead times in excess of three months. Project orders provide product to our customers either directly or indirectly for their new construction projects or facility enhancement projects.
      The quick turnaround business, which we also refer to as the book and ship business, is defined as orders that are received from the customer (booked) and shipped within three months of receipt. They are typically for more standard products, parts or services. Each of our three segments generates this type of business.
      We use our manufacturing platform to offer a broad array of aftermarket equipment services, such as installation, advanced diagnostics, repair and retrofitting. Timelines of delivery, quality and the proximity of service centers are important considerations for our aftermarket products and services. In geographic regions where we are positioned to provide a quick response, customers have traditionally relied on us, rather than our competitors, for aftermarket products relating to our highly engineered and customized products. However, aftermarket competition for standard products has increased. Price competition tends to be more significant for OEMs than aftermarket services and generally has been increasing. In the sale of aftermarket products and services, we benefit from our large installed base of pumps and valves, which requires maintenance, repair and replacement parts.
      Our reporting of trends by product type, customer type and business type are based upon analytical review of individual operational results and our knowledge of their respective businesses, as we do not formally track revenues by any of these categories. These trends are analyzed as a secondary reporting mechanism that is not derived directly from our general ledger system.

Our Strategies
      Our overarching objective is to grow our position as an integrated solutions provider in the flow control industry. Sustainable, profitable growth is being driven using six strategies that are communicated throughout our company. These strategies include: organic growth, globalization, process excellence, portfolio management, organizational capability and technology. The key elements of our strategies are outlined below.

Organic Growth
      Organic growth is a key initiative to grow our revenues. Our goal is to grow revenues through the development of new products and services and customer partnering initiatives to maximize the capture of the aftermarket business.
      We seek to capture additional market share by creating “win-win” opportunities for us and our customers through sourcing and maintenance alliance programs pursuant to which we provide all or an agreed portion of a customers’ parts and servicing needs. Our customer alliances enable us to develop long-term professional relationships with our customers and serve as an effective platform for introducing new products and services to our customers and generating additional sales.
      We additionally seek to continue leveraging our substantial installed pump, seal and valve base to expand our aftermarket services business, as customers increasingly use third-party aftermarket service providers like us to reduce their fixed costs and improve profitability. The aftermarket services business provides us with a steady source of revenues and cash flows at higher margins than original equipment sales and allows us to be in frequent contact with our customers, building our knowledge of customer needs and providing cross-selling opportunities. We have been installing Flow Solutions QRC’s globally to provide the immediate parts, service and technical support required to effectively manage and win the aftermarket business from our installed base.
      New product and service development is driven through our Product Management organization working in concert with engineering, operation and sales. Our goal is to increase our revenues from new products and services developed over the last five years. Our new product development process has made significant progress in demonstrating a pipeline of new and modified products and services. We expect our research and development costs to increase beginning in 2006 to support our goal of increased revenues from new products and services.

Globalization
      The globalization initiative of our business has several facets that include:

•	Expanding our global presence to capture business outside our traditional geographic market areas (China, Russia, South America and Africa),

•	Utilizing low cost sourcing opportunities to remain competitive in the global economy, and

•	Attract and retain the global intellectual capital required to support our global growth plans in the new geographical areas.
      We believe there are attractive OEM opportunities in international markets, particularly in South America and Asia Pacific, and we intend to continue to leverage our global presence to further penetrate these markets. Our recent successes in these markets include contracts worth more than $40 million for the supply of pumps and related equipment to the Nanhai petrochemicals project in China, and contracts worth more than $12 million for the Shenhua coal liquefaction project in China. In our aftermarket services business, we seek to strategically add sites as our customers and our customer base grow in order to provide our customers with rapid response, fast delivery and onsite field repair.
      We are focused on shifting, as appropriate, certain of our manufacturing and engineering functions to, and increasing our supply of raw materials and components from, lower cost areas such as India, China, Mexico, South America and Eastern Europe. In 2004, these areas accounted for approximately 17% of our direct material spending, compared to approximately 5% in 2001. We are also focused on utilizing supply chain management to reduce our procurement costs, including by expanding purchases through raw material auctions, further consolidating and standardizing our purchasing to receive higher quantity-based discounts and creating procurement alliances.
      In addition, we have expanded our China presence with additional sales people, new management, and growth plans that include acquisition or development of new capabilities that will enhance the penetration of programs in China for oil and gas and power projects as well as provide a base for the export of products.

Process Excellence
      The process excellence initiative encapsulates ongoing programs that include:

•	driving improved customer fulfillment across our company through metrics such as on-time delivery, cost reduction, quality, cycle time reduction and warranty reduction; and

•	continuing to develop a culture of continuous improvement that delivers maximum productivity and cost efficiencies, implements consistent processes across our company and ensures our future success as an integrated company.
      We seek to increase our operational efficiency through our CIP initiative. It utilizes tools such as lean manufacturing, Six Sigma methodology and constraint management to improve quality and processes, reduce product cycle times and lower costs. Recognizing that our employees are our most valuable resource in achieving our operational excellence goals, we have instituted broad CIP training, and to date over 800 of our employees are CIP certified or trained “black belts” or “green belts”, deployed on CIP projects throughout our company. As a result of our CIP initiatives, we have developed and implemented processes to shorten our engineering and manufacturing cycle times, improve on-time delivery and service response time, lower inventory levels and otherwise reduce costs. We have also experienced success in applying “best practices” achieved in any one of our businesses to our other businesses, and continue to look for opportunities to apply successful practices across our businesses.
      We seek to continue to improve our working capital utilization, with a particular focus on improving the management of our accounts receivable and inventory. See further discussion in the “Liquidity and Capital Resources” section of this Management’s Discussion and Analysis.

Portfolio Management
      The continued management of our portfolio of products and services is critical to our company’s success. We will continue to pursue selective acquisitions and rationalize our portfolio of products and services to ensure alignment with our shareholders and customers.
      We intend to continue to evaluate acquisition and investment opportunities as we seek to broaden our product portfolio and operational capabilities and to expedite our expansion into faster growing Asian, African and South American markets. In that regard, our additional investment in TKL in March 2004 strengthened our product offering in the mining industry and broadened our manufacturing capabilities in the Asia Pacific region, which includes China, Japan, Singapore, Korea, India, Australia, New Zealand and Thailand.
      We are seeking to divest operations that we consider non-core to our overall business, such as operations that do not serve our core customer base or provide limited synergies with our other businesses. For example, as discussed above, in November 2004 we sold GMBU and in December 2005 we sold GSG.

Organizational Capability
      There are several elements to building an enhanced organizational capability:

•	The development of a deeper talent pool through training and cross-divisional and functional assignments allows us the flexibility as we grow and expand the organization to fill positions internally. Career learning and development is critical to the building of an improved global organizational capability for the future.

•	The need to capture the intellectual capital in our workforce and that of our customers and share it within our company is considered a competitive advantage, and

•	Building an organization with improved compliance to mandatory and recommended processes and procedures and implementing the information systems that ensure compliance will be the backbone of our culture as we move forward.
      A multi-year agreement with the LRN Company was completed in 2005 to distribute electronic learning packages in multiple languages for the Flowserve Business Code of Conduct and other compliance programs globally throughout our company. This will be expanded to include export compliance, and regulatory compliance (U.S. and foreign), as well as other programs around harassment and employee behaviors. The emphasis on ethics and compliance was significantly strengthened in 2005 as a core organizational capability with a new Chief Compliance Officer.
      In 2005, we installed a Learning Management System (“LMS”) that allowed the development and tracking of the delivery of electronic learning systems. This system allows us to track our employees’ compliance and policy understanding through electronic means. LMS also permits the on-line enrollment for customer training as a means to share and improve their intellectual capital.
      Additional initiatives aimed at change management are evidenced in such programs as our Standardization, Teamwork And Results (“STAR”) initiative. STAR is aimed at developing and implementing an information systems architecture that will be employed over a multi-year period. It will upgrade older enterprise resource planning applications to enable standardization of our processes and controls.

Technology
      The infusion of new product technologies has become a core requirement as we look to improve the development of new products and services. Our internal goal is to improve the percentage of new products as a function of revenue over the next five years. The investment in technology will continue to increase in 2006. A cross-divisional technology council will ensure that the technologies developed are available for wide use across all divisions to maximize the investments.
      The development of an intelligent pumping system showcases the technologies available to maximize uptime and proactively identify anomalies before they become major issues. We were the sponsor for a national energy summit in 2005 that brought together major companies in the pursuit of energy management initiatives. The technologies available to decrease the energy usage for our customers are being infused into new services for customers.
OUR RESULTS OF OPERATIONS
      In general, consolidated results of operations and FCD segment results of operations for 2004 and 2003 were higher than 2002 due to the impact of our acquisition of Invensys’ flow control division (“IFC”), which was completed on May 2, 2002. The results for IFC subsequent to that date are included in our consolidated results and the results for our Flow Control Division. Pro forma 2002 results of operations reflect the results of operations as if the IFC acquisition had occurred as of January 1, 2002. The IFC acquisition is discussed in further detail in the “Restructuring and Acquisition Related Charges” section of this Management’s Discussion and Analysis. The amounts discussed for 2003 and for 2002 reflect the 2004 Restatement discussed above and in Note 2 to our consolidated financial statements included in this Annual Report.
      As a result of selling our GMBU, an FPD business, in November 2004, we treated this disposition as a discontinued operation and reclassified the financial information reported for prior periods. Income from discontinued operations, net of tax, decreased $0.3 million in 2004, compared to a decrease of $0.7 million in 2003.

Sales

				Pro Forma
	2004	2003	2002	2002

		(As restated)	(As restated)	(As restated)
	(Amounts in millions)
Sales	$2,638.2	$2,372.6	$2,228.0	$2,385.4
      Sales in 2004 increased by $151.8 million, or 6.4%, excluding currency benefits of approximately $114 million, as compared with 2003. Currency benefits are the result of the strengthening of international currencies, particularly the Euro, against the U.S. dollar. The increase in sales includes new sales of $35.2 million resulting from our acquisition of TKL in March 2004, increased activities of our core markets served, including oil and gas, power and chemicals, and strong growth in the Asia Pacific region.
      Sales in 2003 decreased by $9.6 million, or 0.4%, excluding currency benefits of approximately $154 million, as compared with 2002. Currency benefits are the result of the strengthening of international currencies, particularly the Euro, against the U.S. dollar. Sales increased approximately $141 million due to a full year’s inclusion of IFC sales, but were more than offset by lower sales of quick turnaround business into the chemical and general industrial sectors attributable to the U.S. economic slowdown and, to a lesser extent, the European recession in the latter half of the year. Additionally, sales of replacement parts and services to the Middle East and Venezuela decreased in 2003 due to post-war unrest and political unrest. Sales into the water market also declined in 2003. Sales in 2003 declined 7.0%, excluding currency benefits of approximately $154 million, as compared to pro forma 2002, reflecting weakness in the chemical, power and general industrial markets in 2003 for valve products and services.

      Sales to international customers, including export sales from the U.S., were approximately 63% of sales in 2004, compared with 60% of sales in 2003 and 55% of sales in 2002. IFC’s proportionately higher mix of international operations contributed to the 2003 increase. Sales into the Asia Pacific region were 13%, 9% and 12% in 2004, 2003 and 2002, respectively. Sales into Europe, Middle East and Africa (“EMA”) were 40%, 40% and 33% in 2004, 2003 and 2002, respectively. Excluding currency translation impacts, we believe that our sales to international customers will continue to increase as a percentage of total sales, as we believe our highest revenue growth opportunities are in Asia, South America and Africa.

Bookings and Backlog

				Pro Forma
	2004	2003	2002	2002

		(As restated)	(As restated)	(As restated)
	(Amounts in millions)
Bookings	$2,657.4	$2,423.7	$2,184.1	$2,326.2
Backlog (at period end)	836.4	818.2	733.7	733.7
      We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacture, service or support. Bookings in 2004 increased by $118.9 million, or 4.9%, excluding currency benefits of approximately $115 million, as compared with 2003. Increased bookings are due to increases in the oil and gas market, one of our primary served markets, which was spurred by increased crude oil prices.
      Bookings in 2003 increased by $78.4 million, or 3.6%, excluding currency benefits of approximately $161 million, as compared with 2002. This increase is due to the impact from the IFC acquisition and an increase in upstream oil and gas projects, particularly in Asia, West Africa and Europe. Bookings in 2003 were unfavorably impacted by reduced demand for products and services to chemical, power and general industrial customers. Additionally, bookings in 2003 into the Middle East and Venezuela were lower due to the political and economic turmoil in those regions. Bookings in 2003 were approximately 2.7% lower than pro forma 2002, excluding currency benefits of approximately $161 million.
      Backlog represents the accumulation of uncompleted customer orders. We shipped approximately 97% of our backlog at December 31, 2004 during 2005. Backlog at December 31, 2004 decreased by $14.5 million, or 1.8%, excluding currency benefits of approximately $33 million, as compared with 2003. The decrease is due to improved customer delivery time. Backlog at December 31, 2003 increased by $18.3 million, or 2.5%, excluding currency benefits of approximately $66 million, as compared with 2002. The increase primarily reflects the IFC acquisition.

Gross Profit and Gross Profit Margin

				Pro Forma
	2004	2003	2002	2002

		(As restated)	(As restated)	(As restated)
	(Amounts in millions)
Gross profit	$778.8	$705.4	$666.3	$719.1
Gross profit margin	29.5%	29.7%	29.9%	30.1%
      Gross profit margin of 29.5% in 2004 decreased slightly as compared with 2003. Gross profit margin in 2004 was positively impacted by operational improvements attributable to our CIP initiative, which resulted in cost savings, synergies and a higher mix of aftermarket business, which generally has a higher margin. These were offset by a $14.1 million charge to cost of sales for the increase in the reserve for obsolete and slow moving inventory in our Flow Control Division, as discussed below, and an $14.1 million increase in incentive compensation as compared to 2003.
      Gross profit margin of 29.7% in 2003 was slightly lower than 2002 due primarily to decreased sales in our Flowserve Pump Division, as discussed below. The positive impact of a full year of the IFC acquisition, in addition to the cost savings synergies resulting from the acquisition, were offset by a less profitable product mix. The product mix contained lower volumes of higher margin parts and quick turnaround business, including lower volumes of historically more profitable chemical and industrial pumps, industrial valves and service related activities. The quick turnaround business is generally related to more standard products, parts and services. The volume of this business decreased due to reduced profitability of customers in chemical, general industrial, gas pipeline, power and refining industries.

Selling, General and Administrative Expense (“SG&A”)

				Pro Forma
	2004	2003	2002	2002

		(As restated)	(As restated)	(As restated)
	(Amounts in millions)
SG&A	$623.0	$540.8	$478.2	$514.1
SG&A as a percentage of sales	23.6%	22.8%	21.5%	21.6%
      SG&A in 2004 increased by $61.0 million, or 11.3%, excluding currency effects of approximately $21 million, as compared with 2003. The increase is due to a $29.9 million increase in annual incentive compensation and a $21.7 million increase in professional and consulting fees related primarily to the 2003 Restatement, 2004 and 2003 financial statement audits and compliance with Section 404.
      SG&A in 2003 increased by $33.4 million, or 7.0%, excluding currency effects of approximately $29 million, as compared with 2002. The increase is primarily attributable to a $21.6 million increase in legal fees and expenses resulting from increased legal accruals for anticipated lawsuit settlements.

Integration and Restructuring Expense

	2004	2003	2002

	(Amounts in millions)
Integration expense	$—	$19.8	$16.2
Restructuring expense	—	2.9	4.3
      We did not incur integration or restructuring expenses in 2004. The integration and restructuring expenses in 2003 and 2002 relate to the integration of IFC into the Flow Control Division. We largely completed our restructuring and integration programs related to IFC during 2003, except for final severance payments and payments for other exit activities primarily related to European integration activities. See “Restructuring and Acquisition Related Charges” below for further discussion on integration and restructuring expenses.

Operating Income

				Pro Forma
	2004	2003	2002	2002

		(As restated)	(As restated)	(As restated)
	(Amounts in millions)
Operating income	$155.8	$141.9	$167.6	$182.7
Operating income as percentage of sales	5.9%	6.0%	7.5%	7.7%
      Operating income in 2004 increased by $0.3 million, or 0.2%, excluding currency benefits of approximately $14 million, as compared with 2003. As discussed above, SG&A costs increased in 2004 as a result of increased incentive compensation and increased professional and consulting fees. The increase in SG&A costs is offset by the reduction in integration and restructuring costs.
      Operating income in 2003 decreased by $44.0 million, or 26.2%, excluding currency benefits of approximately $18 million, as compared with 2002. The decrease is primarily attributable to SG&A that increased as a result of the full year impact of the IFC acquisition and legal expenses discussed above. Operating income in 2003 decreased 32.3% from pro forma 2002, excluding currency benefits of approximately $18 million, primarily due to increased legal expenses in 2003.

Interest Expense and Loss on Repayment of Debt

	2004	2003	2002

	(Amounts in millions)
Interest expense	$81.0	$84.2	$95.5
Interest income	1.9	4.1	2.5
Loss on debt repayment and extinguishment	2.7	1.3	11.2
      Interest expense decreased $3.2 million, or 3.8%, in 2004, and $11.3 million, or 11.8%, in 2003 due primarily to lower prevailing interest rates and reduced debt levels associated with optional and scheduled debt paydowns since the acquisition of IFC, as well as lower borrowing interest rate spreads associated with the renegotiation of our revolving credit facility in April 2002. At December 31, 2004 approximately 69% of our debt was at fixed rates, including the effects of $210.0 million of notional interest rate swaps.
      Interest income decreased $2.2 million in 2004 as compared to 2003 due to lower average cash balances. Interest income increased $1.6 million in 2003 as compared to 2002 due to higher cash balances.
      During 2004, we incurred a charge of $2.7 million on debt repayments and extinguishment related to the accelerated write-off of unamortized prepaid financing fees resulting from $327.9 million of optional and mandatory debt prepayments triggered by the GMBU divestiture, the issuance of the EIB credit facility and receivables securitization. Under the 2000 Credit Facilities (as described in the “Liquidity and Capital Resources” section of this Management’s Discussion and Analysis), we were required to use the proceeds of asset sales and new debt issuance, among other things, to pay down the principal amount outstanding under the credit facilities. In addition to mandatory repayments, we paid optional prepayments of principal from excess cash generated from operations. In 2003, we incurred losses of $1.3 million related to the accelerated write-off of unamortized prepaid financing fees resulting from $163.1 million of optional debt prepayments throughout the year.

Other (Expense) Income, net

	2004	2003	2002

		(As restated)	(As restated)
	(Amounts in millions)
Other (expense) income, net	$(14.4)	$(4.5)	$(1.1)
      Other expense, net increased $9.9 million in 2004 from $4.5 million in 2003 due primarily to increases in unrealized losses on forward contracts that did not qualify for hedge accounting, partially offset by foreign currency transaction gains. Other expense, net increased $3.4 million in 2003, from $1.1 million in 2002 due primarily to a $1.3 million decrease in unrealized gains on forward contracts that did not qualify for hedge accounting.

Tax Expense and Tax Rate

	2004	2003	2002

		(As restated)	(As restated)
	(Amounts in millions)
Provision for income taxes	$39.5	$12.8	$29.7
Effective tax rate	66.2%	22.9%	47.6%
      The 2004 effective tax rate differed from the federal statutory rate of 35% primarily due to Extraterritorial Income (“ETI”) exclusion benefits of $4.9 million and $23.3 million of net tax impact from foreign operations resulting from approximately $85 million in foreign earnings repatriation to pay down U.S. debt and increases in worldwide tax reserves. We increased total reserves approximately $11 million, primarily for non-U.S. exposures related to debt equity structures and transfer pricing.
      The 2003 effective tax rate differed from the federal statutory rate of 35% primarily due to ETI exclusion benefits of $2.5 million, changes in valuation allowances of $5.5 million primarily relating to foreign tax credits and the net impact of non U.S. operations of $2.2 million.

      The 2002 effective tax rate differed from the federal statutory rate of 35% primarily due to ETI exclusion benefits of $4.7 million and higher non-U.S. statutory tax rates.
      We have operations in European and Asian countries that provide various tax incentives. In 2003, we were granted an indefinite preferential tax rate of approximately 10% in Switzerland for certain sales and marketing activities. During 2004, we received a 5 year, 10% tax rate in Singapore for income in excess of a prescribed base amount generated from certain regional headquarter activities, subject to certain employment and investment requirements. In India, we were granted 100% tax exemptions for profits derived from export sales and certain manufacturing operations in prescribed areas for a period of 10 years. The Indian tax exemptions expire in 2011 and 2008, respectively.
      On October 22, 2004, the American Jobs Creation Act of 2004 (the “2004 Act”) was signed into law, creating a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25%, versus the U.S. federal statutory rate of 35%. During 2004, we repatriated approximately $46 million (as part of the $85 million discussed above) pursuant to a dividend reinvestment plan as described by the 2004 Act. We have not recognized the lower tax rate on these dividends in our financial statements due to uncertainties surrounding the interpretation of the 2004 Act. To the extent this uncertainty is favorably resolved in a future reporting period, the benefit associated with these dividends will be recognized in that period.
      The 2004 Act also provides for a phase out of the existing ETI exclusion for foreign export sales, as it was viewed to be inconsistent with the international trade protocols by the European Union. This phase out provides that the benefit for our otherwise qualifying export sales in 2005 and 2006 will be limited to approximately 80% and 60%, respectively. As a replacement for the loss of the ETI export incentive, the 2004 Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The impact of this manufacturing deduction to our future tax rate has not yet been quantified. Under the guidance of Financial Accounting Standards Board Staff Position No. FAS 109-1, “Application of FASB Statement No. 109 to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” the tax deduction on qualified production activities will be treated as a special deduction, as described in SFAS No. 109, “Accounting for Income Taxes”. As such, the special deduction will be reported in the period in which the deduction is claimed on our tax return.
      We expect our effective tax rate to be significantly lower in 2005 as compared with 2004 due to lower levels of dividend repatriation from our low taxed foreign subsidiaries. Our effective tax rate is based upon current earnings, estimates of future taxable earnings for each domestic and international location and the estimated impact of tax planning strategies. Changes in any of these and other factors, including our ability to utilize foreign tax credits and net operating losses or results from tax audits, could impact the tax rate in future periods. As of December 31, 2004 we have foreign tax credits of approximately $10 million, expiring in 2010 through 2012 against which we recorded no valuation allowances. Additionally, we have recorded net deferred tax assets for foreign net operating losses and other deferred tax assets of approximately $16 million, most of which have an indefinite expiration period. Should we not be able to utilize all or a portion of these credits and losses, our effective tax rate would be negatively impacted.

Net Earnings and Earnings Per Share

	2004	2003	2002

		(As restated)	(As restated)
	(Amounts in millions, except per share)
Income from continuing operations	$20.2	$43.1	$32.7
Net earnings	24.2	44.5	34.8
Net earnings per share from continuing operations — diluted	0.36	0.78	0.63
Net earnings per share — diluted	0.43	0.80	0.67
Average diluted shares	55.7	55.3	52.2
      Income from continuing operations decreased $22.9 million in 2004 to $20.2 million, or $0.36 per diluted share. In addition to the factors discussed above regarding operating income, 2004 income from continuing operations was also impacted by increases in the effective tax rate, as compared to 2003, and losses on derivative contracts.
      Income from continuing operations increased $10.4 million in 2003 to $43.1 million, or $0.78 per diluted share. In addition to the factors discussed above regarding operating income, 2003 income from continuing operations was also impacted by decreased tax expense, as compared to 2002. Earnings per share in 2003 were negatively impacted by a 5.9% higher average diluted share count.
      The 2004 increase in average diluted shares reflected the issuance of stock awards and the dilutive effects of an increase in our stock price. The 2003 increase in average diluted shares reflects the full year weighted average impact from the equity offering completed in April 2002 to finance the IFC acquisition.

Other Comprehensive Income (Expense)

	2004	2003	2002

		(As restated)	(As restated)
	(Amounts in millions)
Other comprehensive income (expense)	$15.1	$68.3	$(11.0)
      Other comprehensive income (expense) declined to $15.1 million in 2004, which reflects a slight decrease in pension plan asset returns and a decline in currency translation adjustments, as compared to 2003. Other comprehensive income (expense) improved to income of $68.3 million in 2003 from an expense of $11.0 million in 2002, which reflects the strengthening of the Euro, improved pension plan asset returns and improved hedging results.

Business Segments
      We conduct our business through three business segments that represent our major product areas. We evaluate segment performance and allocate resources based on each segment’s operating income excluding special items, such as restructuring and integration costs related to the IFC acquisition. We believe that special items, while indicative of efforts to integrate IFC in our business, do not reflect ongoing business results. We believe investors and other users of our financial statements can better evaluate and analyze historical and future business trends if special items are excluded from each segment’s operating income. Operating income before special items is not a recognized measure under GAAP and should not be viewed as an alternative to, or a better indicator of, GAAP measures of performance. Effective January 1, 2004, we realigned certain small sites between segments. Accordingly, the segment information for all periods presented herein has been reported under our revised organizational structure. See Note 18 to our consolidated financial statements included in this Annual Report for further discussion of our segments. The key operating results for our three business segments, FPD, FCD and FSD are discussed below.

Flowserve Pump Division Segment Results
      Through FPD, we design, manufacture, distribute and service engineered and industrial pumps and pump systems, replacement parts and related equipment, principally to industrial markets. FPD has 27 manufacturing facilities worldwide, of which nine are located in North America, 10 in Europe, and eight in South America and Asia. FPD also has 65 service centers, which are either free standing or co-located in a manufacturing facility. In 2004, FPD had sales of $1.3 billion, of which approximately 43% were from oil and gas, 20% power, 10% water, 8% chemical and 19% general industries.

	Flowserve Pump Division

	2004	2003	2002

		(As restated)	(As restated)
	(Amounts in millions)
Bookings	$1,339.1	$1,207.1	$1,123.8
Sales	1,329.8	1,164.6	1,181.5
Gross profit	341.3	282.9	314.9
Gross profit margin	25.7%	24.3%	26.7%
Segment operating income	110.1	85.9	121.3
Segment operating income as a percentage of sales	8.3%	7.4%	10.3%
Backlog (at period end)	575.8	569.6	495.5

      Bookings in 2004 increased by $74.0 million, or 6.1%, excluding currency benefits of approximately $58 million, as compared with 2003. The increase is due to additional bookings of $40.5 million resulting from our acquisition of the remaining 75% of TKL in March 2004, and an increase in aftermarket bookings. Aftermarket bookings represented 46.3% of total FPD bookings in 2004 as compared with 44.3% in 2003, as our primary served markets for the oil and gas and chemicals industries experienced growth and operated at near capacity levels due to continued increases in crude oil prices.
      Bookings in 2003 decreased by $1.3 million, or 0.1%, excluding currency benefits of approximately $85 million, as compared with 2002. Our EMA bookings increased approximately 7.2%, but was offset by a decline in North and South America bookings in 2003 of 2.5% and 19.4%, respectively, due to several large non-recurring projects that were substantially completed in 2002.
      Sales in 2004 increased by $105.8 million, or 9.1%, excluding currency benefits of approximately $59 million as compared with 2003. Sales improved in all regions and were most active in our core oil and gas markets. Water projects, especially those focusing on desalination, improved and chemical markets remained strong despite increasing feedstock prices. Of the 9.1% increase, 3.0% was directly attributable to increased sales from TKL. Offsetting these favorable sales was decreased business in our North American water market, where our sales were $14.5 million lower than the previous year as FPD was more selective in bidding opportunities.
      Sales in 2003 decreased by $95.4 million, or 8.1%, excluding currency benefits of approximately $79 million as compared with 2002. Sales from North and South America were lower by $81.9 million and $12.6 million, respectively. In North America, lower sales in 2003 were primarily attributable to a reduction in large project business in the U.S. and Canada. These declines in large project business were mostly offset by currency translation benefits of approximately $79 million.
      Gross profit margin increased to 25.7% in 2004 as compared with 24.3% in 2003. This increase is primarily a result of increased sales, which favorably impacts our absorption of fixed costs, a higher mix of historically more profitable general industrial products and services and increased productivity. These were partially offset by an increase in incentive compensation of $7.4 million included in cost of sales.
      Gross profit margin decreased to 24.3% in 2003 as compared with 26.7% in 2002. This is primarily a result of the decrease in sales, which unfavorably impacts our absorption of fixed costs, as well as lower aftermarket shipments into the Middle East and Venezuela.
      Operating income in 2004 increased by $17.2 million, or 20.0%, excluding currency benefits of approximately $7 million, as compared with 2003. In addition to the increased sales and gross profit margin discussed above, operating income also increased due to $2.9 million in operating income resulting from the acquisition of TKL in March 2004 and a gain of $8.5 million from the involuntary conversion of patterns that were lost in a fire at one of our foundries. These were slightly offset by an increase in incentive compensation of $7.4 million included in cost of sales as discussed above and an incremental increase in incentive compensation of $9.1 million included in SG&A.
      Operating income in 2003 decreased by $44.4 million, or 36.6%, excluding currency benefits of approximately $9 million, as compared with 2002. The decrease is primarily a result of the decrease in gross profit margin discussed above.

Flow Control Division Segment Results
      Through FCD, we design, manufacture and distribute industrial valves, manual valves, control valves, nuclear valves, actuators and related equipment, and provide a variety of flow control-related services. We manufacture valves and actuators through five major manufacturing plants in the U.S. and 17 major manufacturing plants outside the U.S. We have 51 valve service centers, of which 34 are related to GSG, that are generally free standing and principally based in the U.S. FCD had 2004 sales of $954.5 million, of which approximately 26% were from chemical, 15% power, 16% oil and gas, 3% water and 40% general industries. As a result of our 2002 acquisition of the flow control division of Invensys plc, we believe we are one of the world’s leading suppliers of valves and related products and services to the chemical industry. Based on independent industry sources, we believe that we are the second largest industrial valve supplier on a global basis. We believe that our comprehensive portfolio of valve products and services is a key source of our competitive advantage. Further, our focus on service and severe corrosion and erosion applications is a key competency.

	Flow Control Division

				Pro Forma
	2004	2003	2002	2002

		(As restated)	(As restated)	(As restated)
	(Amounts in millions)
Bookings	$967.8	$890.5	$747.5	$889.7
Sales	954.5	881.4	727.5	884.8
Gross profit	273.0	262.0	204.2	257.0
Gross profit margin	28.6%	29.7%	28.1%	29.0%
Segment operating income (before special items)	59.6	61.1	42.2	54.0
Integration expense	—	19.8	16.2	16.2
Restructuring expense	—	2.9	4.3	6.2
Purchase accounting adjustment for inventory	—	—	5.2	—

Segment operating income (after special items)	59.6	38.4	16.5	31.6
Segment operating income (after special items) as a percentage of sales	6.2%	4.4%	2.3%	3.6%
Backlog (at period end)	227.6	215.5	210.8	210.8
      Bookings in 2004 increased by $31.9 million, or 3.6%, excluding currency benefits of approximately $45 million, as compared with 2003. The increase is a result of strength in the chemical, oil and gas, and general services segments of the market. Bookings in 2003 increased by $80.8 million, or 10.8%, excluding currency benefits of approximately $62 million, as compared with 2002. The increase is primarily due to the full year impact of the IFC acquisition of $155 million partially offset by weaknesses in the chemical, power and general industrial markets. Approximately 70% of FCD bookings are in these markets, which declined in both 2003 and 2002. Bookings in 2003 declined 6.9%, excluding currency benefits of approximately $62 million, as compared to pro forma 2002 bookings, reflecting weakness in the chemical, power and general industrial markets in 2003.
      Sales in 2004 increased by $29.6 million, or 3.4%, excluding currency benefits of approximately $43 million, as compared with 2003. The increase is attributable to many of the major valve markets beginning to recover from several years of decline. Growth was particularly strong in the Asia Pacific region. Sales volumes in 2004 were positively affected by increased customer demand for valve products and services in the power, chemical and general industrial sectors of the business. Sales in 2003 increased by $92.3 million, or 12.7%, excluding currency benefits of approximately $62 million, as compared with 2002. The increase is primarily due to full year impact of the IFC acquisition of approximately $141 million. This increase is partially offset by a decrease in volumes due to weakness in the power and chemicals markets. Sales in 2003 declined 7.3%, excluding currency benefits of approximately $62 million, as compared to pro forma 2002 sales, reflecting reduced customer demand for valve products and services in the chemical, power and general industrial markets in 2003.
      Gross profit margin decreased to 28.6% in 2004 as compared to 29.7% in 2003 resulting primarily from a $14.1 million charge to cost of sales for the increase in the reserve for obsolete and slow moving inventory. Our inventory reserve increased in 2004 primarily as a consequence of increases in reserves for inventory products acquired in the IFC acquisition. Our product marketing strategies for certain acquired IFC product lines did not produce the results we had originally anticipated, which resulted in recognition of an additional reserve for obsolete and slow moving inventory. We continue to monitor inventory levels and movements and, based on our experience, may record changes to the inventory reserves, if needed. The decrease in 2004 gross profit margin is also due to a $2.7 million increase in annual incentive compensation included in cost of sales. Gross profit margin increased to 29.7% in 2003 as compared to 28.1% in 2002 due to approximately $10 million in synergy benefits from the IFC acquisition reflected in cost of sales. For 2003 these benefits are partially offset by the impact of lower unit volumes and an unfavorable mix of product sales. Gross profit margin of 29.7% was greater than pro forma 2002 gross profit margin of 29.0% due to the realization of synergy benefits in 2003 from the IFC acquisition.

      Operating income (before special items) in 2004 decreased by $6.0 million, or 9.8%, excluding currency benefits of approximately $4 million, as compared with 2003. The decrease results primarily from a $14.1 million charge to income for the increase in the provision for obsolete and slow moving inventory as discussed above. The decrease is also due to the $2.7 million increase in incentive compensation included in cost of sales discussed above and an incremental $7.6 million increase in incentive compensation included in SG&A. Operating income (before special items) in 2003 increased by $12.9 million, or 30.6%, excluding currency benefits of approximately $6 million, as compared with 2002. The increase primarily reflects a full year effect of the IFC acquisition. The improvement in 2003 also reflects estimated synergy benefits from the IFC acquisition of approximately $10 million reflected in cost of sales as discussed above, and incremental synergy benefits of approximately $5 million reflected in SG&A. Special items during 2003 and 2002 are all associated with the acquisition and integration of IFC into FCD. Compared to the pro forma 2002 operating income (before special items), 2003 operating income (before special items), excluding currency benefits of approximately $6 million, increased 2.2%.

Flow Solutions Division Segment Results
      Through FSD, we design, manufacture and distribute mechanical seals, sealing systems and parts and provide related services, principally to industrial markets. FSD has seven manufacturing operations, four of which are located in North America, two are in Europe and one is in Singapore. FSD operates 62 QRCs worldwide, including 24 such sites in North America, 14 in Europe, and the remainder located in South America and Asia. FSD had 2004 sales of $394 million, of which approximately 30% were from oil and gas, 27% chemical and 43% general industries. Our ability to turn around engineered seal products within 72 hours from the customer’s request, through design, engineering, manufacturing, testing and delivery, is our major source of competitive advantage. Based on independent industry sources, we believe that we are the second largest mechanical seal supplier on a global basis.

	Flow Solutions Division

	2004	2003	2002

		(As restated)	(As restated)
	(Amounts in millions)
Bookings	$395.0	$361.1	$343.2
Sales	394.0	357.7	348.6
Gross profit	170.3	160.1	151.0
Gross profit margin	43.2%	44.8%	43.3%
Segment operating income	72.6	73.9	64.6
Segment operating income as a percentage of sales	18.4%	20.7%	18.5%
Backlog (at period end)	43.7	41.0	34.0
      Bookings in 2004 increased by $22.6 million, or 6.2%, excluding currency benefits of approximately $11 million, as compared with 2003. Bookings in 2003 increased by $3.4 million, or 1.0%, excluding currency benefits of approximately $15 million, as compared with 2002. The bookings improvement in both years reflects FSD’s emphasis on end user business and its success in establishing longer-term customer alliance programs, including fixed fee alliances, despite weakened market conditions. Fixed fee alliances are contractual agreements with customers wherein the customer pays us a fixed amount each period (usually monthly) for the term of the agreement. In return for this fixed cost, the customer is entitled to new seals, repairs, upgraded equipment, replacements and maintenance services as defined within the scope of each agreement. We believe that this emphasis combined with heightened levels of service, reliability and innovation, has contributed to an increase in market share in 2004, 2003 and 2002. We are currently implementing this end user strategy in our other divisions.
      Sales in 2004 increased by $25.2 million, or 7.0%, excluding currency benefits of approximately $11 million, as compared with 2003. As discussed above, continuous focused improvements in our end user customer business, as well as meeting our strategic growth initiatives, led FSD to increased shipments in all regions in 2004. Sales in 2003 decreased by $4.9 million, or 1.4%, excluding currency benefits of approximately $14 million, as compared with 2002. The decrease is due to slightly weaker business conditions.

      Gross profit margin for FSD decreased to 43.2% in 2004 as compared to 44.8% in 2003 primarily due to a $4.1 million increase in annual incentive compensation included in cost of sales, increases in worldwide metals pricing, and a charge to cost of sales resulting from an increase in the reserve for slow moving inventory. Gross profit margin increased to 44.8% in 2003 as compared to 43.3% in 2002 primarily as a result of a $2.4 million decrease in annual incentive compensation included in cost of sales. The improvement in 2003 also reflects the impact of CIP initiative projects, which resulted in cost savings, and increases in plant efficiencies resulting from bringing previously outsourced production in-house.
      Operating income in 2004 decreased by $3.7 million, or 5.0%, excluding currency benefits of approximately $2 million, as compared with 2003. The decrease in operating income is primarily a result of the decrease in gross profit margin discussed above and an increase in SG&A, resulting from an increase in annual incentive compensation of $4.1 million. Operating income in 2003 increased by $5.9 million, or 9.1%, excluding currency benefits of approximately $3 million, as compared to 2002. The improvement in 2003 primarily reflects the increase in gross profit margin discussed above. Operating income as a percentage of sales increased to 20.7% in 2003 from 18.5% in 2002 due primarily to cost of sales savings resulting from the CIP initiative.
RESTRUCTURING AND ACQUISITION RELATED CHARGES

Restructuring Costs — IFC
      In conjunction with the IFC acquisition during 2002, we initiated a restructuring program designed to reduce costs and eliminate excess capacity by closing 18 valve facilities, including 10 service facilities, and reducing sales and related support personnel. Our actions, some of which were approved and committed to in 2002 with the remaining actions approved and committed to in 2003, resulted in a gross reduction of 847 positions and a net reduction of 633 positions. Net position eliminations represent the gross positions eliminated from the closed facilities offset by positions added at the receiving facilities, which are required to produce the products transferred into the receiving facilities.
      We established a restructuring program reserve of $11.0 million upon acquisition of IFC, and increased the reserve by a total of $9.6 million in the latter half of 2002. We recognized additional accruals of $4.5 million in 2003 for this program, primarily related to the closure of certain valve service facilities and the related reductions in workforce. Based upon revised forecasts of costs to be incurred, we recognized a reduction of $2.3 million to the IFC restructuring reserve during 2004. Since the portion of the reserve affected by the estimate was created through goodwill recognition, the reduction to the reserve was recorded via a decrease to goodwill. Cash expenditures against the accrual were $3.4 million in 2004, $11.6 million in 2003 and $4.2 million in 2002. The remaining accrual of $3.6 million reflects payments made in 2005 and beyond for severance obligations due to terminated personnel in Europe of $2.1 million as well as lease and other contract termination and other exit costs of $1.5 million.
      Cumulative costs of $7.2 million associated with the closure of our facilities through December 31, 2003, have been recognized as restructuring expense in operating results, whereas cumulative costs associated with the closure of IFC facilities of $17.9 million, including related deferred taxes of $6.2 million, became part of the purchase price allocation of the transaction. The effect of these closure costs increased the amount of goodwill otherwise recognizable as a result of the IFC acquisition.

      The following illustrates activity related to the IFC restructuring reserve:

		Other
	Severance	Exit Costs	Total

	(Amounts in millions)
Balance created on June 5, 2002	$6.9	$4.1	$11.0
Additional accruals	6.9	2.7	9.6
Cash expenditures	(3.1)	(1.1)	(4.2)

Balance at December 31, 2002	10.7	5.7	16.4
Additional accruals	3.8	0.7	4.5
Cash expenditures	(8.8)	(2.8)	(11.6)

Balance at December 31, 2003	5.7	3.6	9.3
Non-cash adjustments	(1.4)	(0.9)	(2.3)
Cash expenditures	(2.2)	(1.2)	(3.4)

Balance at December 31, 2004	$2.1	$1.5	$3.6

Integration Costs — IFC
      We also incurred acquisition-related integration expense in 2003 and 2002 in conjunction with the acquisition of IFC, which is summarized below:

	2003	2002

	(Amounts in
	millions)
Personnel and related costs	$7.9	$8.4
Transfer of product lines	4.6	3.5
Asset impairments	4.2	0.8
Other	3.1	3.5

IFC integration expense	$19.8	$16.2

Cash expense	$15.6	$15.1
Non-cash expense	4.2	1.1

IFC integration expense	$19.8	$16.2

      The acquisition-related activities resulted in integration costs as categorized above and further defined as follows. Personnel and related costs include payroll, benefits, consulting fees, and retention and integration performance bonuses paid to our employees and contractors for the development, management and execution of the integration plan. Transfer of product lines includes costs associated with the transfer of product lines as well as realignment required in the receiving facilities. Asset impairments reflect the loss on disposal of property, plant and equipment at the IFC facilities closed and disposal of inventory for discontinued product lines when the remaining facilities were combined. The other category includes costs associated with information technology integration, legal entity consolidations, legal entity name changes, signage, new product literature and other. None of these other integration expense items individually exceeded $0.5 million.

Remaining Restructuring and Integration Costs — IFC
      We have largely completed our restructuring and integration programs related to IFC, except for payments for certain outstanding European activities. We expect to incur no additional restructuring and integration costs in connection with these programs. Payments from the restructuring accrual will continue into 2005 and beyond due to the timing of severance obligations committed to in Europe.

LIQUIDITY AND CAPITAL RESOURCES

	2004	2003	2002

		(As restated)	(As restated)
	(Amounts in millions)
Net cash flows provided by operating activities	$267.5	$181.3	$249.0
Net cash flows used by investing activities	(14.1)	(26.6)	(557.2)
Net cash flows (used) provided by financing activities	(250.6)	(162.8)	327.6

Cash Flow Analysis
      Cash generated by operations and borrowings available under our existing revolving line of credit are our primary sources of short-term liquidity. Our sources of operating cash include the sale of our products and services and the reduction of our working capital, particularly accounts receivable and inventories. Our cash balance at December 31, 2004 was $63.8 million, compared to $53.5 million in 2003 and $49.0 million in 2002.
      The increase in cash flows provided by operating activities in 2004 primarily relates to a net reduction in working capital, primarily as a result of increases in accounts payable, accrued liabilities and retirement obligations and other liabilities. The decrease in cash flows provided by operating activities in 2003 as compared to 2002 primarily relates to pension contributions, income taxes and outflows related to the IFC integration. In 2003, contributions to U.S. pension plans were $27.0 million, compared with $4.6 million in 2002. We increased our pension contributions in 2003 as a result of an increase in the number of employees due to the acquisition of IFC and increased funding requirement due to the underperformance of underlying plan assets in 2002. Contributions to our U.S. pension plan were $15.3 million in 2004. In 2002, we also benefited from receipt of a $23.2 million U.S. income tax refund compared with $4.9 million received in 2003. Cash outflows related to the IFC integration were $27.2 million in 2003 compared with $19.3 million in 2002.
      Working capital reductions provided operating cash flow of $152.5 million in 2004, compared with $70.1 million in 2003 and $120.6 million in 2002. The reduction in working capital for 2004 reflects increases of $46.6 million in accounts payable due to deferred payment of invoices at year-end in 2004, and $32.1 million in accrued liabilities due primarily to an increase of approximately $44 million in the bonus accrual for 2004. The reduction in working capital for 2004 also reflects our continued emphasis on improving accounts receivable collections and reducing inventory. Accounts receivable reductions in 2004 generated $39.4 million of cash flow compared with $23.8 million of cash flow in 2003 and $67.8 million in 2002. The improvement in accounts receivable primarily reflects improved collections and the impact of the accounts receivable securitization of $48.7 million discussed below. In addition, incremental factoring of certain non-U.S. receivables used $3.4 million in 2004, and contributed $15.5 million in 2003 and $32.1 million in 2002.
      Our goal for days’ sales receivables outstanding (“DSO”) is 60 days. For the fourth quarter of 2004, we achieved a DSO of 66 days as compared to 70 days for the same period in 2003. Including the effect of the securitization, DSO improved to 60 days at December 31, 2004. For reference purposes based on 2004 sales, an improvement of one day could provide approximately $8 million in cash. Inventory reductions contributed $25.5 million of cash flow for 2004 compared with $29.4 million of cash flow for 2003 and $36.4 million in 2002. The majority of the inventory reduction was in project-related work in process inventory required to support shipments of products in backlog, offset in part by an increase in raw materials. As a result of inventory reductions, inventory turns were 5.2 times at December 31, 2004, compared with 4.5 times and 4.4 times at December 31, 2003 and 2002 respectively. For reference purposes based on 2004 data, an improvement of one turn could yield approximately $65 million in cash.
      Cash outflows for investing activities were $14.1 million and $26.6 million in 2004 and 2003, respectively, due primarily to capital expenditures. Cash outflows of $557.2 million in 2002 primarily represent the acquisition of IFC for $535 million, net of cash acquired.
      Cash outflows for financing activities were $250.6 million in 2004 compared with $162.8 million in 2003 and with inflows of $327.6 million in 2002. The change in 2004 results primarily from increased mandatory repayments of long-term debt triggered by the GMBU divestiture, the issuance of the EIB credit facility and accounts receivables securitization. The change in 2003 results from the absence of equity offerings in 2003 as compared with 2002.
      Our cash needs for the next 12 months are expected to be substantially similar to 2004, except for a decrease in debt payments required under our New Credit Facilities partially offset by an increase in pension contributions. We believe cash flows from operating activities, combined with availability under our revolving line of credit and our existing cash balances, will be sufficient to enable us to meet our cash flow needs for the next 12 months. However, cash flows from operations could be adversely affected by economic, political and other risks associated with sales of our products, operational factors, competition, fluctuations in foreign exchange rates and fluctuations in interest rates, among other factors. We believe that cash flows from operating activities and our expectation of continuing availability to draw upon our revolving credit agreements are also sufficient to meet our cash flow needs for the periods exceeding the next 12 months.
      We generated $6.8 million and $16.9 million of cash flow related to the exercise of employee stock options in 2004 and 2002, respectively, which is reflected in financing activities of the consolidated statement of cash flows. Amounts generated from the exercise of employee stock options in 2003 were not significant.

Payments for Acquisitions
      On May 2, 2002, we completed our acquisition of IFC for a contractual purchase price of $535 million, subject to adjustment pursuant to the terms of the purchase and sale agreement. A reduction of $2.2 million was agreed to and settled during the fourth quarter of 2003, which yielded a final contractual purchase price of $532.8 million. The reduction related to the finalization of balances at the date of acquisition for cash, related party activity and tax payments. In addition, we incurred $6.1 million of costs associated with consummation of the acquisition, including investment banking, legal, actuarial and accounting fees. The total purchase price including such costs was $538.9 million. After acquiring IFC, one of the world’s foremost manufacturers of valves, actuators and associated flow control products, we believe that we are the world’s second largest manufacturer of valves. We financed the acquisition and associated transaction costs by issuing 9.2 million shares of common stock in April 2002 for net proceeds of approximately $276 million and through new borrowings under our senior secured credit facilities.
      The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair value at the date of the acquisition. We substantially completed the purchase price allocation of IFC during 2003 and expect no further revisions. These final allocations included $45 million for amortizable intangibles, $25 million of indefinite lived intangible assets and $304 million recorded as goodwill.
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
      In March 2004, we acquired the remaining 75% interest in TKL for approximately $12 million. We paid for the acquisition with cash generated by operations. Prior to the acquisition, we held a 25% interest in TKL. As a result of this acquisition, we strengthened our product offering in the mining industry, broadened our manufacturing capacity in the Asia Pacific region and gained foundry capacity.

Capital Expenditures

	2004	2003	2002

		(As restated)	(As restated)
	(Amounts in millions)
Capital expenditures	$45.2	$28.8	$30.9
Depreciation expense	62.5	61.6	55.8

      Capital expenditures were funded primarily by operating cash flows and, to a lesser extent, by bank borrowings. For each of the three years, capital expenditures were invested in new and replacement machinery and equipment, information technology and acquisition integration activities, including structures and equipment required at receiving facilities. In each year, capital expenditures were less than depreciation expense due to excess capacity and the upgrading of equipment through integration processes. Capital expenditures in 2004 include approximately $5 million for the purchase of a building we previously leased for the manufacture of valves. In 2005, our capital expenditures focused on new product development, information technology infrastructure and cost reduction opportunities and are expected to be approximately $45 million to $50 million. Certain of our facilities may face capacity constraints in the foreseeable future, which may lead to higher capital expenditure levels.

Financing
      Debt, including capital lease obligations, consisted of:

	December 31

	2004	2003

		(As restated)
	(Amounts in thousands)
Term Loan Tranche A:
U.S. Dollar Tranche, interest rate of 5.02% in 2004 and 3.74% in 2003	$76,240	$200,004
Euro Tranche, interest rate of 4.69% in 2004 and 4.65% in 2003	13,257	12,292
Term Loan Tranche C, interest rate of 5.20% in 2004 and 4.00% in 2003	233,851	465,473
Senior Subordinated Notes net of discount, interest rate of 12.25%:
U.S. Dollar denominated	187,004	186,739
Euro denominated	87,484	80,998
EIB loan, interest rate of 2.39%	85,000	—
Receivable securitization and factoring obligations	17,635	4,543
Capital lease obligations and other	1,373	752

Debt and capital lease obligations	701,844	950,801
Less amounts due within one year	44,098	71,035

Total debt due after one year	$657,746	$879,766

Senior Credit Facilities

2000 Credit Facilities
      On August 8, 2000, we entered into senior credit facilities comprised of a $275.0 million Tranche A term loan, a $475.0 million Tranche B term loan and a $300.0 million revolving line of credit, hereinafter collectively referred to as our “2000 Credit Facilities.” In connection with our acquisition of IFC in May 2002, we amended and restated our 2000 Credit Facilities to provide for (1) an incremental $95.3 million Tranche A term loan and (2) a $700.0 million Tranche C term loan. The proceeds of the incremental Tranche A term loan and the Tranche C term loan were used to finance a portion of the acquisition purchase price and to repay in full the Tranche B term loan.
      Borrowings under our 2000 Credit Facilities bore interest at a rate equal to, at our option, either (1) the base rate (which was based on the prime rate most recently announced by the administrative agent under our 2000 Credit Facilities or the Federal Funds rate plus 0.50%) or (2) London Interbank Offered Rate (“LIBOR”), plus, in the case of Tranche A term loan and loans under the revolving line of credit, an applicable margin determined by reference to the ratio of our total debt to consolidated EBITDA, and, in the case of Tranche C term loan, an applicable margin based on our long-term debt ratings.

New Credit Facilities
      On August 12, 2005, we entered into New Credit Facilities comprised of a $600.0 million term loan maturing on August 10, 2012 and a $400.0 million revolving line of credit, which can be utilized to provide up to $300.0 million in letters of credit, expiring on August 12, 2010. We used the proceeds of borrowings under our New Credit Facilities to refinance our 12.25% Senior Subordinated Notes and indebtedness outstanding under our 2000 Credit Facilities. Further, we replaced the letter of credit agreement that guaranteed our EIB credit facility (described below) with a letter of credit issued as part of the New Credit Facilities.
      Borrowings under our New Credit Facilities bear interest at a rate equal to, at our option, either (1) the base rate (which is based on greater of the prime rate most recently announced by the administrative agent under our New Credit Facilities or the Federal Funds rate plus 0.50%) or (2) LIBOR plus an applicable margin determined by reference to the ratio of our total debt to consolidated EBITDA, which as of September 30, 2005 was 1.75% for LIBOR borrowings.

EIB Credit Facility
      On April 14, 2004, we and one of our European subsidiaries, Flowserve B.V., entered into an agreement with EIB, pursuant to which EIB agreed to loan us up to €70 million, with the ability to draw funds in multiple currencies, to finance in part specified research and development projects undertaken by us in Europe. Borrowings under the EIB credit facility bear interest at a fixed or floating rate of interest agreed to by us and EIB with respect to each borrowing under the facility. Loans under the EIB credit facility are subject to mandatory prepayment, at EIB’s discretion, upon the occurrence of certain events, including a change of control or prepayment of certain other indebtedness. In addition, the EIB credit facility contains covenants that, among other things, limit our ability to dispose of assets related to the financed project and require us to deliver to EIB our audited annual financial statements within 30 days of publication. In August 2004, we borrowed $85 million at a floating interest rate based on 3-month U.S. LIBOR that resets quarterly. As of December 31, 2004, the interest rate was 2.39%. The maturity of the loan is June 15, 2011, but may be repaid at any time without penalty.
      Additional discussion of our 2000 Credit Facilities, New Credit Facilities, and EIB credit facility is included in Note 12 to our consolidated financial statements, included in this Annual Report.
      We have entered into interest rate and currency swap agreements to hedge our exposure to cash flows related to the credit facilities discussed above. These agreements are more fully described in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

Senior Subordinated Notes
      In 2000, we issued a principal amount of $290 million U.S. dollar tranche and €100 million Euro tranche of our 12.25% Senior Subordinated Notes, with an original issue discount resulting in a 12.50% yield. In 2001, we repurchased $101.5 million of the US dollar tranche notes and €35.0 million of the Euro tranche notes with the proceeds of an equity offering. As discussed above, in the third quarter of 2005 we repaid all of the remaining Senior Subordinated Notes, together with accrued interest thereon and a prepayment penalty, using the proceeds of borrowings under our New Credit Facilities.

Debt Prepayments and Repayments
      The following summarizes our repayment of indebtedness obligations under our 2000 Credit Facilities:

	2004	2003	2002

	(Amounts in millions)
Scheduled repayment	$27.5	$0.9	$33.8
Mandatory repayment	167.9	—	—
Optional prepayment	160.0	163.1	170.0
Loss on debt repayment and extinguishment	2.7	1.3	11.2

      Under our 2000 Credit Facilities, we were required to use the proceeds of asset sales and new debt issuance, among other things, to pay down the principal amount outstanding. In addition to mandatory repayments, we made optional prepayments of principal from excess cash generated from operations. Further, under our 2000 Credit Facilities, we were required to use a portion of our excess cash flow generated from operations during any fiscal year to repay term loans outstanding thereunder. Based on the annual calculations performed as of December 31, 2004, 2003 and 2002, no repayments were due with respect to excess cash flow for the years then ended due to the high level of optional debt prepayment during the respective years.
      The loans under our New Credit Facilities are subject to mandatory repayment with, in general:

•	100% of the net cash proceeds of asset sales; and

•	Unless we attain and maintain investment grade credit ratings:

•	75% of our excess cash flow, subject to a reduction based on the ratio of our total debt to consolidated EBITDA;

•	50% of the proceeds of any equity offerings; and

•	100% of the proceeds of any debt issuances (subject to certain exceptions).
      We may prepay loans under our New Credit Facilities in whole or in part, without premium or penalty.
      We incurred $9.3 million in fees related to the new facilities, of which $0.3 million were expensed in 2005. Prior to the refinancing, we had $11.8 million of unamortized deferred loan costs related to the 2000 Credit Facilities and the Senior Subordinated Notes. Based upon the final syndicate of financial institutions for the New Credit Facilities, we expensed $10.5 million of these unamortized deferred loan costs in 2005. In addition to the total loan costs of $10.8 million that were expensed, we recorded a charge of $16.5 million for premiums paid to call the Senior Subordinated Notes, for a total loss on extinguishment of $27.3 million recorded in 2005. The remaining $9.0 million of fees related to the new facilities were capitalized and combined with the remaining $1.3 million of previously unamortized deferred loan costs for a total of $10.3 million in deferred loan costs included in other assets, net. These costs will be amortized over the term of the New Credit Facilities.

Accounts Receivable Securitization
      In October 2004, Flowserve US Inc., one of our wholly owned subsidiaries, and Flowserve Receivables Corporation (“FRC”), a wholly owned subsidiary of Flowserve US Inc., entered into a receivables purchase agreement (“RPA”) with two third party financial institutions whereby FRC could obtain up to $75 million in financing on a revolving basis by securitizing certain U.S.-based trade receivables.
      To obtain financing, Flowserve US Inc. transferred eligible receivables to FRC, which was formed solely for this accounts receivable securitization program. Pursuant to the RPA, FRC then sold undivided purchaser interests in these receivables to the third party financial institutions. Flowserve US Inc. continued to service the receivables for a servicing fee of 0.5% of the average net receivable balance. No servicing liability was recognized at December 31, 2004 because the amount was immaterial due to the short term average collection period of the securitized receivables. FRC has no recourse against Flowserve US Inc. for failure of the debtors to pay when due. As of December 31, 2004, FRC had secured $60 million in financing under the program. The proceeds were used to repay $16 million and $44 million of Tranche A and Tranche C bank term loans, respectively, outstanding under our 2000 Credit Facilities. At the time the purchaser interests were sold, $48.7 million of the receivables transferred to FRC were removed from FRC’s financial statements, and FRC further recorded short-term debt of $11.3 million. Borrowings under the RPA in excess of $11.3 million are excluded from our debt balance as presented in the consolidated balance sheets, but included for purposes of covenant calculations under the 2000 Credit Facilities.
      On October 31, 2005, we terminated the RPA. In connection with this, we borrowed approximately $48 million under our New Credit Facilities and repurchased outstanding receivable interests from the third party financial institutions. See additional discussion of our accounts receivable securitization program in Note 12 to our consolidated financial statements included in this Annual Report.

Accounts Receivable Factoring
      Through our European subsidiaries, we engage in non-recourse factoring of certain accounts receivable. The various agreements have different terms, including options for renewal and mutual termination clauses. Under our 2000 Credit Facilities, such factoring was generally limited to $50 million, based on due date of the factored receivables. The limit on factoring was raised to $75 million under the New Credit Facilities entered into in August 2005. See additional discussion of our accounts receivable factoring program in Note 6 to our consolidated financial statements included in this Annual Report.

Debt Covenants and Other Matters
      Our 2000 Credit Facilities that have now been refinanced, the letter of credit facility guaranteeing our obligations under the EIB credit facility, and the agreements governing our domestic receivables program each required us to deliver to creditors thereunder our audited annual consolidated financial statements within a specified number of days following the end of each fiscal year. In addition, the indentures governing our 12.25% Senior Subordinated Notes required us to timely file with the SEC our annual and quarterly reports. As a result of the 2004 Restatement and the new obligations regarding internal controls attestation under Section 404, we did not timely issue our financial statements for the year ended December 31, 2004 and the quarterly periods ended June 30, 2004, September 30, 2004, March 31, 2005, June 30, 2005 and September 30, 2005, and were unable to timely file with the SEC our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for such periods. Prior to the refinancing of our 2000 Credit Facilities and the replacement of the standby letter of credit facility, we obtained waivers thereunder extending the deadline for the delivery of our financial statements to the lenders under our 2000 Credit Facilities and the letter of credit facility guaranteeing the EIB credit facility and, as a result of such waivers, were not in default due to the delay in the delivery of our financial statements. We did not seek or obtain a waiver under the indentures governing our 12.25% Senior Subordinated Notes with respect to our inability to timely file with the SEC the required reports and, prior to the refinancing of our 12.25% Senior Subordinated Notes, were in default thereunder. However, our debt is properly classified as non-current in our balance sheet as we have demonstrated our ability and intent to obtain new long-term credit facilities in August 2005.
      We have determined, utilizing our restated financial information, that on multiple occasions we did not comply with some of the financial covenants in our 2000 Credit Facilities, which are no longer in effect. We believe that we could have undertaken readily available actions to maintain compliance or obtained a waiver or amendment to the 2000 Credit Facilities had the new restated results then been known. We have complied with all other non-financial covenants under our 2000 Credit Facilities. We believe that these covenant violations have no impact on our New Credit Facilities and that the amounts outstanding under the 2000 Credit Facilities are properly classified in our consolidated balance sheet.
      Our New Credit Facilities contain covenants requiring us to deliver to lenders leverage and interest coverage financial covenants and our audited annual and unaudited quarterly financial statements. Under the leverage covenant, the maximum permitted leverage ratio steps down beginning with the fourth quarter of 2006, with a further step-down beginning with the fourth quarter of 2007. Under the interest coverage covenant, the minimum required interest coverage ratio steps up beginning with the fourth quarter of 2006, with a further step-up beginning with the fourth quarter of 2007. Compliance with these financial covenants under our New Credit Facilities is tested quarterly, and we have complied with the financial covenants as of September 30, 2005. Delivery of the December 31, 2004 audited consolidated financial statements is required by December 31, 2005 and delivery of the December 31, 2005 audited financial statements by May 30, 2006. We have received a waiver from our lenders to deliver the December 31, 2004 audited financial statements by February 28, 2006. Further, we are required to furnish within 50 days of the end of each of the first three quarters of each year our consolidated balance sheet, and related statements of operations, shareholders’ equity and cash flows.

      Our New Credit Facilities also contain covenants restricting our and our subsidiaries’ ability to dispose of assets, merge, pay dividends, repurchase or redeem capital stock and indebtedness, incur indebtedness and guarantees, create liens, enter into agreements with negative pledge clauses, make certain investments or acquisitions, enter into sale and leaseback transactions, enter into transactions with affiliates, make capital expenditures, engage in any business activity other than our existing business or any business activities reasonably incidental thereto. With the waiver for delivery of the December 31, 2004 audited financial statements, we are currently in compliance with all debt covenants under the New Credit Facilities.
COMMON STOCK OFFERINGS
      During 2002, we financed the acquisition of IFC and associated transaction costs with a combination of bank financing and net proceeds of approximately $276 million received from the issuance of 9.2 million shares of common stock during April 2002.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
      The following table presents a summary of our contractual obligations at December 31, 2004:

	Payments Due by Period

	Within			Beyond
	1 Year(3)	2-3 Years	4-5 Years	5 Years	Total

	(Amounts in millions)
Long-term debt(1)(2)	$43.6	$99.2	$198.1	$359.5	$700.4
Capital lease obligations	0.5	0.5	0.4	—	1.4
Operating leases	19.4	24.9	13.9	16.2	74.4
Purchase obligations:
Inventory	84.2	3.0	0.1	—	87.3
Non-inventory	5.2	0.5	0.4	0.2	6.3

(1)	After giving effect to the refinancing, the termination of our accounts receivable securitization agreement, an optional prepayment of approximately $20 million that we made in December 2005, and a mandatory repayment of $10.9 million that we made in January 2006 using the net proceeds from the sale of GSG, our scheduled long-term debt obligations are $1.5 million due within one year, $5.7 million due within two to three years, $11.4 million due within four to five years, and $635.4 million due beyond five years.

(2)	Interest payments on scheduled long-term debt obligations under our New Credit Facilities are estimated to be $55.0 million due within one year, $86.4 million due within two to three years, $84.4 million due within four to five years, and $92.4 million due beyond five years. These estimates are based on fixed or synthetically fixed rate debt and floating rate debt assuming a base rate of three-month LIBOR as of December 31, 2005.

(3)	We have no minimum pension funding requirements in 2005, but we made voluntary contributions to our U.S. pension plan of approximately $43 million in 2005.
      The following table presents a summary of our commercial commitments at December 31, 2004:

	Commitment Expiration by Period

	Within			Beyond
	1 Year	2-3 Years	4-5 Years	5 Years	Total

	(Amounts in millions)
Standby letters of credit/bank guarantees	$120.7	$71.2	$7.8	$0.5	$200.2
Surety bonds	44.8	21.2	—	—	66.0
      We expect to satisfy these commitments through performance under our contracts.

PENSION AND POSTRETIREMENT BENEFITS OBLIGATIONS
      Our pension plans and postretirement benefit plans are accounted for using actuarial valuations required by SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” We consider accounting for retirement plans critical because management is required to make significant subjective judgments about a number of actuarial assumptions, including discount rates, salary growth, long-term return on plan assets, retirement, turnover, health care cost trend rates and mortality rates. Depending on the assumptions and estimates used, the pension and postretirement benefit expense could vary within a range of outcomes and have a material effect on reported earnings. In addition, the assumptions can materially affect accumulated benefit obligations and future cash funding.

Plan Description
      We and certain of our subsidiaries have defined benefit pension plans and defined contribution plans for regular full-time and part-time employees. The defined benefit pension plan in the U.S. is the Flowserve Corporation Pension Plan and the defined contribution plan is the Flowserve Corporation Retirement Savings Plan.
      Approximately 64% of total defined benefit pension plan assets and 55% of benefit obligations are related to the U.S. plan as of December 31, 2004. The assets for the U.S. plan are held in a single trust with a common asset allocation. Unless specified otherwise, the references in this section are to total plans (i.e., the U.S. plan together with international plans).
      Benefits under our defined benefit pension plans are based primarily on years of credited service and on participants’ compensation. Assets under our defined benefit plans consist primarily of equity and fixed-income securities. At December 31, 2004, the fair market value of plan assets for our defined benefit plans increased to $276.3 million from $233.0 million at December 31, 2003. Assets were allocated as follows:

	U.S. Plan		Non-U.S. Plans

Asset Category	2004	2003	2004	2003(1)

Equity securities	64%	65%	45%	52%
Debt securities	31%	35%	42%	48%
Other	5%	—	13%	—

(1)	Non-U.S. plans in 2003 were adjusted to reflect certain non-U.S. pension plans that were not actuarially determined under GAAP in prior years.
      The projected benefit obligation for our defined benefit pension plans was $488.7 million and $420.3 million as of December 31, 2004 and 2003, respectively.
      None of our common stock is directly held by these plans.
      We sponsor defined benefit postretirement health care plan covering most current retirees and a limited number of future retirees in the U.S. This plan provides for medical and dental benefits and is administered through insurance companies. We fund the plan as benefits are paid, such that the plans hold no assets in any period presented. Accordingly, we have no investment strategy or targeted allocations for plan assets. The benefits under the plan are not available to new employees or most existing employees.
      The accumulated postretirement benefit obligation for our defined benefit postretirement health care plan was $88.7 million and $92.2 million as of December 31, 2004 and 2003, respectively.

Accrual Accounting and Significant Assumptions
      Consistent with the requirements of SFAS No. 87, we account for pension benefits using the accrual method, recognizing pension expense before the payment of benefits to retirees. The accrual method of accounting for pension benefits necessarily requires actuarial assumptions concerning future events that will determine the amount and timing of the benefit payments.
      Our key assumptions used in calculating our cost of pension benefits are the discount rate, the rate of compensation increase, and the expected long-term rate of return on plan assets. We, in consultation with our actuaries, evaluate the key actuarial assumptions and other assumptions used in calculating the cost of pension benefits, such as discount rate, expected return on plan assets for funded plans, life expectancy of participants and assumed rate of wage increases, and determine such assumptions on December 31 of each year to calculate liability information as of that date and pension expense for the following year. Depending on the assumptions used, the pension expense could vary within a range of outcomes and have a material effect on reported earnings. In addition, the assumptions can materially affect accumulated benefit obligations and future cash funding. Actual results in any given year may differ from those estimated because of economic and other factors.
      The assumed discount rate used for determining future pension obligations is based on indices of AA-rated corporate bonds, except for two foreign locations which use government bonds. The assumed rate of compensation increase used for determining future pension obligations reflects an estimate of the change in actual future compensation levels due to general price levels, productivity, seniority and other factors.
      In 2004, net pension expense for our defined benefit pension plans included in income from continuing operations was $22.9 million compared to $20.0 million in 2003 and $14.2 million in 2002. The postretirement benefit expense for the postretirement health care plan was $3.8 million in 2004 compared to $4.1 million in 2003 and $5.5 million in 2002.
      The following are assumptions related to our defined benefit pension plans for the year ended December 31, 2004:

	U.S. Plan	Non-U.S. Plans

Weighted average assumptions used to determine benefit obligations:
Discount rate	5.75%	5.12%
Rate of increase in compensation levels	4.50%	3.04%
Weighted average assumptions used to determine net cost:
Long-term rate of return on assets	8.75%	6.86%
Discount rate	6.25%	5.51%
Rate of increase in compensation levels	4.50%	3.00%
      The following provides a sensitivity analysis of alternative assumptions on the U.S. qualified and aggregate non-U.S. pension plans and U.S. postretirement plans.
      Effect of Discount Rate Changes and Constancy of Other Assumptions:

	Increase	Decrease
	of 0.5%	of 0.5%

	(Amounts in millions)
U.S. defined benefit pension plan:
Effect on pension expense	$(0.7)	$0.7
Effect on Projected Benefit Obligation	(9.3)	10.0
Non-U.S. defined benefit pension plans:
Effect on pension expense	$(0.5)	$0.8
Effect on Projected Benefit Obligation	(14.6)	15.6
U.S. Postretirement medical plans:
Effect on postretirement medical expense	$(0.2)	$0.2
Effect on Projected Benefit Obligation	(3.6)	3.7

      Effect of Changes in the Expected Return on Assets and Constancy of Other Assumptions:

	Increase	Decrease
	of 0.5%	of 0.5%

(Amounts in millions)
U.S. defined benefit pension plan:
Effect on pension expense	$(1.0)	$1.0
Effect on Projected Benefit Obligation	N/A	N/A
Non-U.S. defined benefit pension plans:
Effect on pension expense	$(0.3)	$0.3
Effect on Projected Benefit Obligation	N/A	N/A
U.S. Postretirement medical plans:
Effect on postretirement medical expense	N/A	N/A
Effect on Projected Benefit Obligation	N/A	N/A
      As discussed below, GAAP provides that differences between expected and actual returns are recognized over the average future service of employees.
      At December 31, 2004, we lowered our assumed discount rate for U.S. plan from 6.25% to 5.75% and our average rate for non-U.S. plans from 5.5% to 5.1%. We maintained our average assumed rate of compensation increase at 4.5% and 3.0% for U.S. and non-U.S. plans, respectively. The reduction in the discount rate had the effect of increasing the present value of benefit obligations and, accordingly, will have the effect of increasing pension expense for 2005.
      Following many years of strong performance, the global equity market fell sharply in 2000 through 2002 (e.g., the S&P 500 declined by a cumulative 37.6%). This was reversed in 2003 through 2004 (e.g., the S&P 500 rose by a cumulative 42.7%). We reduced the expected rate of return on U.S. plan assets from 8.75% in 2004 to 8.25% for 2005. This revision will have the effect of increasing pension expense for 2005.
      We expect that the net pension expense for our defined benefit pension plans included in earnings before income taxes will be approximately $4.5 million higher in 2005 than the $22.9 million in 2004, reflecting, among other things, the decrease in the assumed discount rate. We expect the 2005 expense for the postretirement health care plan to be $1.0 million.
      We have used the same assumed discount rates of 5.75% and 6.25% at December 31, 2004 and 2003, respectively, in calculating our cost of pension benefits and our cost of other postretirement benefits for U.S. plans.
      U.S. health care costs for the retiree population are assumed to increase 7.0% in 2005 and then trend down to an expected increase of 5.0% per year by 2007. If actual costs are higher than those assumed, this will likely put modest upward pressure on our expense for retiree health care.
      On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”). The effects of the Medicare Act are reflected in 2004 net periodic postretirement benefit cost (a reduction of $0.7 million) and accumulated postretirement benefit obligation at December 31, 2004 (a reduction of $4.5 million).

Delayed Recognition of Actuarial Gains and Losses
      At December 31, 2004 and 2003, unrecognized net actuarial losses for our defined benefit plans were $132.2 million and $113.8 million, respectively, based on the fair market value of plan assets. These unrecognized net actuarial losses reflect in large part the steady reduction of the weighted-average discount rate over the years.
      SFAS No. 87 provides for delayed recognition of actuarial gains and losses, including amounts arising from changes in the estimated plan benefit obligations due to changes in the assumed discount rate, differences between the actual and expected returns on plan assets, and other assumption changes.

SFAS No. 87 requires that unrecognized net actuarial gain or loss, determined based on the market-related value of plan assets (which differs from fair market value and is a calculated value that recognizes changes in fair value in a systematic and rational manner over five years), be amortized in pension expense for the year to the extent that such unrecognized net actuarial loss or gain exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets at the beginning of the year. These net gains and losses are recognized as pension expense prospectively over a period that approximates the average remaining service period of active employees expected to receive benefits under the plans to the extent that they are not offset by losses and gains in subsequent years.
      For example at December 31, 2004, the unrecognized net actuarial loss for the U.S. plan subject to amortized recognition, determined based on the market-related value of plan assets, was $89.8 million. This amount exceeded 10% of the greater of the projected benefit obligation or the market related value of plan assets by $62.2 million. Unless offset by future unrecognized gains from higher discount rates or higher than expected returns on plan assets, amortization of this unrecognized loss is expected to increase pension expense for each of the following 13 years by approximately $5 million per year, which amount is reflected in the higher expense expected in 2005.
      In the event the fair market value of pension plan assets of a particular plan is less than the accumulated benefit obligation for such plan at year-end, GAAP may require an additional minimum liability, and in such circumstances, a reduction in shareholders’ equity or an establishment of an intangible asset. At December 31, 2004, the fair market value of our defined benefit pension plan assets was $276.3 million and the related accumulated benefit obligation was $473.6 million. We recognized an additional minimum liability of $97.4 million at December 31, 2004, which was offset by a $62.1 million charge in other comprehensive income included in stockholders’ equity, a $34.6 million deferred tax asset, and a $0.7 million reduction in the intangible asset. At December 31, 2003, the fair market value of our defined benefit pension plan assets was $233.0 million and the related accumulated benefit obligation was $410.5 million. We recognized an additional minimum liability of $84.2 million at December 31, 2003, which was offset by a $53.9 million charge in other comprehensive income included in shareholders’ equity, a $29.5 million deferred tax asset, and $0.8 million reduction in the intangible asset.

Plan Funding
      Our funding policy for defined benefit plans is to contribute at least the amounts required under applicable laws and local customs. We contributed $23.4 million, $34.7 million, and $9.1 million to our defined benefit plans in 2004, 2003 and 2002, respectively. In 2005, we contributed approximately $43 million to our qualified U.S. pension plan, and we estimate contributing approximately $9 million to our non-U.S. pension plans.
      For further discussions on retirement benefits, see Note 13 to our consolidated financial statements included in this Annual Report.
OUR CRITICAL ACCOUNTING POLICIES AND ESTIMATES
      The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions to determine reported amounts of certain assets, liabilities, revenues and expenses and the disclosure of related contingent assets and liabilities. These estimates and assumptions are based upon information available at the time of the estimates or assumptions, including our historical experience, where relevant. The most significant estimates made by management include timing and amount of revenue recognition, allowance for doubtful accounts, inventory costing and related fair value allowances, deferred tax asset realization, restructuring charges and expected payments reflected in related reserves, legal and environmental claims estimates, warranty provisions, pension and postretirement benefits obligations and the fair value of indefinite-lived assets (including goodwill) and other long-lived assets. The significant estimates are reviewed quarterly by management with oversight by our Disclosure Control Committee, an internal committee comprised of members of senior management, and the Disclosure Control Committee presents its views to the Audit Committee of our Board of Directors. Because

of the uncertainty of factors surrounding the estimates, assumptions and judgments used in the preparation of our financial statements, actual results may differ from the estimates, and the difference may be material.
      Our critical accounting policies are those policies that are both most important to our financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following represent our critical accounting policies. For a summary of all of our significant accounting policies, see Note 1 to the consolidated financial statements included in this Annual Report. Management and our external auditors have discussed our critical accounting policies with the Audit Committee of our Board of Directors.

Revenue Recognition
      Revenues for products and short-term contracts are recognized based on the shipping terms agreed to with the customer and fulfillment of all but inconsequential or perfunctory actions required, which is generally the point of title transfer. If the customer order requires formal acceptance, revenue is not recognized until formal acceptance has been received. For contracts containing multiple products, each having separable value, we generally recognize revenue on individual product shipments equal to the shipped products’ pro rata share of the contract’s fair value upon the fulfillment of all but inconsequential or perfunctory actions of the individual product shipment. For multiple deliverables under a single contract or arrangement, such as product delivery and installation, we separate the fair value of the product from the installation and recognize revenue on each element independently upon fulfillment of all but inconsequential or perfunctory actions. Our estimates mainly relate to the fair value determination of the underlying services or products. Revenue on service contracts is recognized after the services have been rendered and accepted by the customer. All revenue for products, short-term projects and service contracts require, prior to recognition, the persuasive evidence of an arrangement, a fixed or determinable sales price and reasonable assurance of collectibility.
      Revenue for long-term large contracts (which we define as longer than nine-months in duration, with contract values over $750,000 and progress billings from the customer) are recorded on the percentage of completion method calculated on a cost-to-cost basis, in instances where reliable cost estimates exist. Percentage of completion revenue represents less than 5% of our consolidated revenues for each year presented, and is most prevalent in FPD. The percentage of completion method of revenue recognition requires us to prepare estimates of costs to complete contracts in progress, and in doing so we make judgments to evaluate contingencies such as potential variances in scheduled delivery and the cost of materials, labor costs and productivity, the impact of change orders, potential warranty liabilities and liquidated damage claims, contract disputes, and achievement of contractual performance standards. Changes in total estimated contract costs and resultant contract losses, if any, are recognized in the period in which they are determined.
      Revenue generated under fixed fee service and repair contracts are recognized on a straight-line basis over the term of the contract. These contracts can range in duration, but generally extend for five years. Fixed fee service and repair contracts represent less than 5% of our consolidated revenue for each year presented, and are most prevalent in FSD.
      In certain instances, we provide guaranteed completion dates under the terms of our contracts. Failure to meet schedule or agreed upon delivery dates can result in unrealized incentive fees or non-recoverable costs. In instances where the payments of such costs are likely, we perform project profitability analysis using such costs to reduce revenues realizable, which could cause estimated project costs to exceed projected revenues realized from the project. In such instances, we would record reserves to cover such excesses in the period they are determined, which would adversely affect our results of operations and financial position. In instances where the reduced revenues still exceed costs, the incurrence of the costs generally reduces profitability of the project at the time of subsequent revenue recognition. Our reported results would change if different estimates were used for contract costs or if different estimates were used for contractual contingencies.

Accounts Receivable and Related Allowance for Doubtful Accounts
      We maintain an allowance for doubtful accounts based on estimates of the amount of uncollectible accounts receivable. The amount of the allowance is determined principally based upon the aging of the receivable, as well as on customer credit history, significant customer disputes, outstanding industry and market segment information, economic trends and conditions, credit reports and customer financial condition.
      We consider our collection history and specifically known uncollectible accounts in establishing our allowance. Customer credit issues, customer bankruptcies, general economic conditions or other matters largely beyond our control can affect the collectibility of our accounts receivable. If our customers’ financial conditions worsened or if customer disputes increased beyond levels currently provided for, we might be required to recognize additional allowances or incur additional write-offs, which would adversely impact our results of operation, cash flows and financial position.
      Our credit risk may be mitigated by our large number of customers across many different geographic regions. For all of 2003 and most of 2004, we had a credit insurance policy for many of our European subsidiaries, whereby we were entitled to remuneration from the third party insurer, net of deductible, in instances where customers covered by this policy were unable to pay. We cancelled this policy in late 2004 due to minimal claims sought.

Inventories and Related Reserves
      Inventories are stated at the lower of cost or market. We primarily determine cost for the majority of our U.S. inventories by the last-in, first-out method and for other inventories by the first-in, first-out method. We estimate the market value of our inventory based on an assessment of recent or committed sales prices, and provide for excess and obsolete inventories based on historical usage, estimated future demand and related pricing. In determining excess quantities, we consider recent sales activity, related margins and market positioning of our products. These estimates are generally not subject to significant volatility, due to the long life cycles of our product lines, except for product rationalizations generally associated with acquisition integration programs. However, factors beyond our control, such as demand levels, technological advances and pricing competition, could change from period to period. If such factors had an adverse effect on us, we might be required to reduce the value of our inventory, which would adversely affect our results of operations, cash flows and financial position.

Deferred Tax Asset Valuation
      We recognize valuation allowances to reduce the carrying value of deferred tax assets to amounts that we expect are more likely than not to be realized. Our valuation allowances primarily relate to the deferred tax assets established for certain tax credit carryforwards, net operating and capital loss carryforwards for U.S. and non-U.S. subsidiaries, and we evaluate the realizability of our deferred tax assets by assessing the related valuation allowance and by adjusting the amount of these allowances, if necessary. We assess such factors as our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets in determining the sufficiency of our valuation allowances. Failure to achieve forecasted taxable income in the applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in our effective tax rate on future earnings.

Tax Reserves
      The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Significant judgment is required in determining income tax provisions and evaluating tax positions. We establish reserves for open tax years for certain positions that are subject to challenge by various tax authorities. The consolidated tax provision and related accruals include the impact of such reasonably estimable losses and related interest as deemed appropriate. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters, and our future results may include favorable or unfavorable adjustments to our estimated tax liabilities. To the extent that the expected tax outcome of these matters changes, such changes in estimate will impact the income tax provision in the period in which such determination is made.

Restructuring and Integration Expense
      Restructuring and integration expenses have generally been recognized in conjunction with our acquisitions. Such expenses reflect many estimates including costs pertaining to employee severance payments, fulfillment of outstanding contractual obligations and other matters associated with exiting a facility. Restructuring costs related to facilities and employees of acquired businesses generally become a component of goodwill, whereas non-acquisition related restructuring costs are recorded as restructuring expense in the consolidated statements of operations. Integration costs are recognized as a reduction to the results of operations as a component of current earnings. Reserves created for each restructuring plan are assessed quarterly and adjusted for any revisions of cost estimates or other changes in planned restructuring activities. Prior to January 1, 2003, we recognized restructuring reserves when the related restructuring plans had been both approved and communicated to affected employees. In conjunction with adopting SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” on January 1, 2003, we now record restructuring reserves as the related liability is incurred.

Legal and Environmental Accruals
      The costs relating to legal and environmental liabilities are estimated and liabilities recorded when it is both probable that a loss has been incurred and such loss is estimable. We have a formal process for assessing the facts and recording any required reserves on a case-by-case basis. Assessments of legal and environmental reserves are based on information obtained from our independent and in-house experts, including recent legal decisions and loss experience in similar situations. The recorded legal reserves are susceptible to changes due to new developments regarding the facts and circumstances of each matter, changes in political environments, legal venue and other factors. Recorded environmental reserves could change based on further analysis of our properties, technological innovation and regulatory environment changes.

Warranty Accruals
      Warranty obligations are based upon product failure rates, materials usage and service delivery costs, an analysis of all identified or expected claims and an estimate of the cost to resolve such claims. The estimates of expected claims are generally a factor of historical claims and known product issues. Warranty obligations based on these factors are adjusted based on historical sales trends for the preceding 24 months. Changes in claim rates, differences between actual and expected warranty costs, sales trends, and facility rationalization activities could impact warranty obligation estimates, which might have adverse effects to our consolidated results of operations and financial position.

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
      We evaluate, in conjunction with our professional advisors, prevailing market conditions in countries where plans are maintained, including appropriate rates of return, interest rates and medical inflation rates. Specifically for our U.S. plan, we assess such market factors as changes in the cash balance interest crediting rate, borrowing rates for investment grade corporate and industrial companies, assumptions used by Fortune 500 companies, our actual wage increases in recent years, expected rates of return for each targeted asset class held by the plans and return premiums generated by active investment management. For the non-U.S. plans we perform similar analyses, but also factor in local laws and requirements. We also compare our significant assumptions with our peers and discuss our key assumptions, prior to their incorporation into actuarial calculations, with the Finance Committee of our Board of Directors. We evaluate the funded status of each retirement plan using current assumptions and determine the appropriate funding level considering applicable regulatory requirements, tax deductibility, reporting considerations, cash flow requirements and other factors.

Valuation of Goodwill, Indefinite-Lived Intangible Assets and Other Long-Lived Assets
      Our business acquisitions typically generate goodwill and other intangible assets, which affect prospective amortization expense and possible impairment expense we might incur. We test the value of goodwill and indefinite-lived intangible assets for impairment as of December 31 each year or whenever events or circumstances indicate such assets may be impaired. Impairment losses for goodwill are recognized whenever the implied fair value of goodwill is less than the carrying value. Impairment losses for intangibles are recognized whenever the estimated fair value is less than the carrying value. The test for goodwill impairment involves significant judgment in estimating projections of fair value generated through future performance of each of the reporting units, which correlate to our operating segments. The test of indefinite-lived intangibles involves significant judgment in estimating projections of future sales levels. In calculating the fair value of the reporting units using the present value of expected future cash flows, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and market data used in discounting those cash flows. Inherent uncertainties exist in determining and applying such factors. The net realizable value of other long-lived assets, including property, plant and equipment, is reviewed periodically, when indicators of potential impairments are present, based upon an assessment of the estimated future cash flows related to those assets, utilizing methodologies similar to that for goodwill and indefinite-lived assets. Additional considerations related to our long-lived assets include expected maintenance and improvements, changes in expected uses and ongoing operating performance and utilization.
      Due to uncertain market conditions and potential changes in strategy and product portfolio, it is possible that forecasts used to support asset carrying values may change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.
ACCOUNTING DEVELOPMENTS
      We have presented the information about accounting pronouncements not yet implemented in Note 1 to our consolidated financial statements included in this Annual Report.
SUMMARY OVERVIEW OF 2005
      We experienced strengthening in our 2005 markets and we remain optimistic about our markets and our performance over the long-term, considering that the economic opportunities for many of our geographic and core industrial markets have improved in 2005 however, these increases will be offset by additional professional fees related to closing our 2004 audit and other costs as discussed below. As a result of these factors, our revenues are expected to increase from 2004, excluding currency fluctuations. For additional discussion on our markets, see the “Business Overview” section of this Management’s Discussion and Analysis. As noted below our bookings have increased 13.9% for the year ending December 31, 2005 as compared to the same period in 2004. However, as a booking represents a contract that can be modified or canceled, there is no guarantee that the increase in bookings will result in the same increase in revenues.

			Percentage
			increase
Bookings	2004	2005	(decrease)

	(Cumulative amounts in millions)
First quarter	$662.8	$712.6	7.5%
Second quarter	1,333.0	1,435.8	7.7%
Third quarter	1,997.7	2,230.1	11.6%
Fourth quarter	2,657.4	3,026.1	13.9%
      We expect our operating income to increase in 2005 as compared with 2004. Our operating income in 2005 will benefit from a number of operational improvement programs, including procurement and the CIP initiative, as well as other operational improvements in several of our facilities. In addition, continuation of our end user strategy, selective contract bidding and an increase in our quick turnaround products, which historically are more profitable, should also positively contribute to our operating income in 2005. However, a number of significant costs and certain other expenses will negatively impact our operating income in 2005. These include increased professional fees related to the completion of the 2004 Restatement and 2004 audit, Section 404 assessment, IRS tax audit, senior executive transition costs, loss associated with the refinancing of our debt, non-cash expenses related to modifications of our stock plans and higher wage and benefit costs due to inflation.
      At December 31, 2004, 69% of our debt was fixed rate debt. Following the refinancing of the 2000 Credit Facilities and the 12.25% Senior Subordinated Notes in August 2005, 100% of our debt carried a floating rate of interest. As of December 31, 2005 we had $410 million of derivative contracts to convert a portion of floating interest rates to fixed interest rates to reduce our exposure to interest rate volatility. As a result of our refinancing and lower levels of debt in 2005, we expect our interest expense will be lower in 2005 as compared to 2004. However, this decrease will be more than offset by losses on debt extinguishment incurred in connection with the refinancing.
      We expect our effective tax rate to be significantly lower in 2005 than in 2004 due to lower levels of dividend repatriation. The 2005 effective tax rate is dependent upon the mix of earnings between our domestic and international locations, our tax planning strategies and our ability to utilize foreign tax credits and other factors. For a discussion of the factors impacting our 2004 effective tax rate of 66.2%, see the “Results of Operations” section of this Management’s Discussion and Analysis.
      Assuming these factors occurred as we have described, we expect that net earnings and net earnings per share to improve in 2005. However, because our year-end close procedures are not yet completed, our actual results could differ from those described above.
      We generated sufficient cash from operations to fund our business, capital expenditures, pension plan contribution obligations and costs of compliance, and we continue to reduce debt levels. We expect to improve working capital utilization by reducing DSO and increasing inventory turns. However, the amount of cash generated from working capital could be dependent on the level of revenues and other factors. Capital expenditures in 2005 are primarily focused on new product development, new production and service facilities, information technology infrastructure and cost reduction opportunities and should approximate $45 million to $50 million. While current pension regulations allow us significant latitude in the amount of contributions, we contributed approximately $43 million to our qualified U.S. pension plan in 2005. We made scheduled repayments and optional prepayments under the New Credit Facilities in 2005 of $1.5 million and approximately $20 million, respectively. We expect to comply with our leverage and interest coverage financial covenants under our New Credit Facilities in 2005. See the “Liquidity and Capital Resources” section of this Management’s Discussion and Analysis for further discussion of our debt covenants.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks associated with financial instruments
      We have market risk exposure arising from changes in interest rates and foreign currency exchange rate movements.
      We enter into forward contracts to hedge our risks associated with transactions denominated in currencies other than the local currency of the facility engaging in the transaction. Our risk management and derivatives policy specifies the conditions under which we may enter into derivative contracts. At December 31, 2004 and 2003, we had approximately $139 million and $75 million, respectively, of notional amount in outstanding forward contracts with third parties. At December 31, 2004, the maximum length of any forward contract currently in place was 17 months.
      Certain of our forward contracts do not qualify for hedge accounting. The fair value of these outstanding forward contracts at December 31, 2004 and 2003 was an asset of $3.4 million and $4.7 million, respectively. Unrealized gains (losses) from the changes in the fair value of these forward contracts of $(2.5) million, $1.6 million and $2.9 million, net of tax, for the years ended December 31, 2004, 2003 and 2002, respectively, are included in other income (expense), net in the consolidated statements of operations. The fair value of outstanding forward contracts qualifying for hedge accounting was a liability of $2.3 million at both December 31, 2004 and 2003. Unrealized gains (losses) from the changes in the fair value of qualifying forward contracts and the associated underlying exposures of $(0.2) million, $0.5 million, and $24,000 net of tax, as of December 31, 2004, 2003 and 2002, respectively, are included in accumulated other comprehensive loss in the consolidated statements of shareholders’ equity.
      Also as part of our risk management program, we enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. At December 31, 2004 and 2003, we had $125.0 million and $215.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties. At December 31, 2004, the maximum length of any interest rate contract currently in place was approximately two years. At December 31, 2004 and 2003, the fair value of the interest rate swap agreements was a liability of $3.4 million and $7.6 million, respectively.
      During 2004, we entered into a compound derivative contract to hedge the exposure to both currency translation and interest rate risks associated with our EIB loan. The notional amount of the derivative was $85 million, and it served to convert floating rate interest rate risk to a fixed rate, as well as U.S. dollar currency risk to Euros. The derivative matures in 2011. At December 31, 2004, the fair value of this derivative was a liability of $15.9 million. This derivative contract did not qualify for hedge accounting. The unrealized loss on the derivative and the foreign translation gain on the underlying loan aggregate to a net loss of $5.1 million, which is included in other expense (income), net in the consolidated statements of operations.
      We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under forward contracts and interest rate swap agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties. Additionally, we are exposed to risk of derivatives not qualifying for hedge accounting.
      Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our 2000 Credit Facilities, which bear interest based on floating rates. At December 31, 2004, after the effect of interest rate swaps, we had approximately $216 million of variable rate debt obligations outstanding with a weighted average interest rate of 4.9%. A hypothetical change of 100-basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by approximately $2.2 million for 2004.
      We employ a foreign currency hedging strategy to minimize potential losses in earnings or cash flows from unfavorable foreign currency exchange rate movements. These strategies also minimize potential gains from favorable exchange rate movements. Foreign currency exposures arise from transactions, including firm commitments and anticipated transactions, denominated in a currency other than an entity’s functional currency and from foreign-denominated revenues and profits translated back into U.S. dollars. Based on a sensitivity analysis at December 31, 2004, a 10% adverse change in the foreign currency exchange rates could impact our results of operations by $9.1 million.
      An analysis of the estimated impact by currency follows:

Impact on Net
Currency	Earnings

(Amounts in millions)
Euro	$3.5
Singapore dollar	1.0
Swiss franc	0.8
Indian rupee	0.7
British pound	0.5
Canadian dollar	0.5
Mexican peso	0.4
Venezuelan bolivar	0.4
Australian dollar	0.3
Argentinean peso	0.2
Brazilian real	0.1
Swedish krona	0.1
Other	0.6

Total	$9.1

      Hedging related transactions, recorded to other comprehensive income (expense), net of deferred taxes, are summarized below:

	Other Comprehensive Income (Expense)

	2004	2003	2002

		(As restated)	(As restated)
	(Amounts in thousands)
Reclassification to earnings for settlements during the year:
Forward contracts	$(458)	$(24)	$(106)
Interest rate swap agreements	2,689	3,014	4,336
Change in fair value:
Forward contracts	(190)	458	24
Interest rate swap agreements	(162)	(1,574)	(6,603)

Year ended December 31	$1,879	$1,874	$(2,349)

      The following amounts, net of deferred taxes, represent the expected recognition into earnings for hedging contracts based on their fair values at December 31, 2004:

	Forward	Interest Rate
	Contracts	Swaps	Total

	(Amounts in millions)
2005	$(0.1)	$(1.3)	$(1.4)
2006	(0.1)	(0.9)	$(1.0)

Total	$(0.2)	$(2.2)	$(2.4)

      We incurred foreign currency translation gains of $23.2 million, $55.4 million and $37.1 million, in 2004, 2003 and 2002, respectively. These currency gains primarily reflect strengthening of the Euro versus the U.S. dollar.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Shareholders of Flowserve Corporation
      We have completed an integrated audit of Flowserve Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
      Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Flowserve Corporation and its subsidiaries (the Company) at December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2003 and 2002 consolidated financial statements.
      Internal control over financial reporting
      Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Flowserve Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain (1) an effective control environment, (2) effective monitoring controls to determine the adequacy of its internal control over financial reporting and related policies and procedures, (3) effective controls over certain of its period-end financial close and reporting processes, (4) effective segregation of duties over automated and manual transaction processes, (5) effective controls over the preparation, review and approval of account reconciliations, (6) effective controls over the complete and accurate recording and monitoring of intercompany accounts, (7) effective controls over the recording of journal entries, both recurring and non-recurring, (8) effective controls over the existence, completeness and accuracy of fixed assets and related depreciation and amortization expense, (9) effective controls over the completeness and accuracy of revenue, deferred revenue, accounts receivable and accrued liabilities, (10) effective controls over the completeness, accuracy, valuation and existence of its inventory and related cost of sales accounts, (11) effective controls over the completeness and accuracy of its reporting of certain non-U.S. pension plans, (12) effective controls over the complete and accurate recording of rights and obligations associated with its accounts receivable factoring and securitization transactions, (13) effective controls over the accounting for certain derivative transactions, (14) effective controls over the accounting for equity investments, (15) effective controls over the accounting for income taxes, including income taxes payable, deferred income tax assets and liabilities and the related income tax provision, (16) effective controls over the accounting for mergers and acquisitions, (17) effective controls over the completeness and accuracy of certain accrued liabilities and the related operating expense accounts, (18) effective controls over the completeness, accuracy and validity of payroll and accounts payable disbursements to ensure that they were adequately reviewed and approved prior to being recorded and reported, (19) effective controls over the completeness, accuracy and validity of spreadsheets used in its financial reporting process to ensure that access was restricted to appropriate personnel, and that unauthorized modification of the data or formulas within spreadsheets was prevented, and (20) effective controls over the accuracy, valuation and disclosure of the goodwill and intangible asset accounts and the related amortization and impairment expense accounts, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2004:
      (1) The Company did not maintain an effective control environment because of the following material weaknesses:

(a) The Company did not effectively communicate the importance of controls throughout the company or set an adequate tone around control consciousness.

(b) The Company did not maintain a sufficient complement of personnel with an appropriate level of accounting and tax knowledge, experience and training in the application of GAAP commensurate with its financial reporting requirements.

(c) The Company failed to implement adequate assignment of authority and responsibility and the necessary lines of communication between operations and accounting and financial staff and personnel. Specifically, there was inadequate sharing of financial information within and across the corporate and divisional offices and other operating facilities to adequately raise issues to the appropriate level of accounting and financial reporting personnel.

(d) The Company did not maintain an effective anti-fraud program designed to detect and prevent fraud relating to (i) an effective whistle-blower program, (ii) consistent background checks of personnel in positions of responsibility, and (iii) an ongoing program to manage identified fraud risks.

(e) The Company did not maintain an adequate level of control consciousness as it relates to the establishment and update of its policies and procedures with respect to the primary components of information technology general controls. This resulted in either not having adequate controls designed and in place or not achieving operating effectiveness over controls in systems development, software change management, computer operations and security, which the Company refers to as “information technology general controls”. This contributed to the material weakness discussed in item 4 below.

      The control environment sets the tone of an organization, influences the control consciousness of its people, and is the foundation of all other components of internal control over financial reporting. Each of these control environment material weaknesses contributed to the material weaknesses discussed in items 2 through 20 below.
      (2) The Company did not maintain effective monitoring controls to determine the adequacy of its internal control over financial reporting and related policies and procedures because of the following material weaknesses:

(a) The Company’s policies and procedures with respect to the review, supervision and monitoring of its accounting operations throughout the organization were either not designed and in place or not operating effectively.

(b) The Company did not maintain an effective internal audit function. Specifically, there was an insufficient complement of personnel with an appropriate level of experience, training and lines of reporting to allow internal audit to function effectively in determining the adequacy of its internal control over financial reporting and monitoring the ongoing effectiveness thereof.
      Each of these material weaknesses relating to the monitoring of the Company’s internal control over financial reporting contributed to the material weaknesses discussed in items 3 through 20 below.
      (3) The Company did not maintain effective controls over certain of its period-end financial close and reporting processes. Specifically, the Company did not maintain effective controls over the preparation and review of the interim and annual consolidated financial statements, which resulted in the following material weaknesses:

(a) The Company did not maintain effective controls over the period-end consolidation process. Specifically, the Company did not maintain effective controls to ensure that it identified and accumulated all required supporting information to ensure the completeness and accuracy of the consolidated financial statements and that balances and disclosures reported in the consolidated financial statements reconciled to the underlying supporting schedules and accounting records. This control deficiency affects substantially all financial statement accounts and resulted in (i) misstatements in the Company’s annual 2002 consolidated financial statements, the interim and annual 2003 consolidated financial statements and the interim consolidated financial statements for the first quarter of 2004 which have been corrected in the restatement of the Company’s consolidated financial statements for each of these periods (the restatement of the annual 2002, the annual and interim 2003 and the 2004 first quarter consolidated financial statements is collectively referred to as the “2004 restatement”) and (ii) adjustments, including audit adjustments, to the 2004 annual and second, third and fourth quarters consolidated financial statements (collectively referred to as the “2004 adjustments”).

(b) The Company did not maintain effective controls over the translation of its subsidiary financial statements denominated in currencies other than U.S. dollars. This control deficiency affects substantially all financial statement accounts and resulted in (i) misstatements in the consolidated financial statements which have been corrected in the 2004 restatement and (ii) the 2004 adjustments.

      (4) The Company did not maintain effective segregation of duties over automated and manual transaction processes. Specifically, the Company did not maintain effective controls over the granting, maintenance and monitoring of access to financial systems and data. Certain information technology personnel had unrestricted access to financial applications, programs and data beyond that needed to perform their individual job responsibilities and without any independent monitoring. In addition, certain financial personnel in the Company’s purchasing, payables, production and inventory control departments had incompatible duties that allowed for the creation, review and processing of certain financial data without independent review and authorization. This control deficiency affects substantially all financial statement accounts. This control deficiency did not result in adjustments to the Company’s consolidated financial statements.
      (5) The Company did not maintain effective controls over the preparation, review and approval of account reconciliations. Specifically, the Company did not have effective controls over the completeness and accuracy of supporting schedules for substantially all financial statement account reconciliations. This control deficiency resulted in (i) misstatements in the Company’s consolidated financial statements which have been corrected in the 2004 restatement and (ii) the 2004 adjustments.
      (6) The Company did not maintain effective controls over the complete and accurate recording and monitoring of intercompany accounts. Specifically, effective controls were not designed and in place to ensure that intercompany balances were completely and accurately classified and reported in the Company’s underlying accounting records and to ensure proper elimination as part of the consolidation process. This control deficiency affects substantially all financial statement accounts and resulted in (i) misstatements in the Company’s consolidated financial statements which have been corrected in the 2004 restatement and (ii) the 2004 adjustments.
      (7) The Company did not maintain effective controls over the recording of journal entries, both recurring and non-recurring. Specifically, effective controls were not designed and in place to ensure that journal entries were properly prepared with sufficient support or documentation or were reviewed and approved to ensure the accuracy and completeness of the journal entries recorded. This control deficiency affects substantially all financial statement accounts and resulted in (i) misstatements in the Company’s consolidated financial statements which have been corrected in the 2004 restatement and (ii) the 2004 adjustments.
      (8) The Company did not maintain effective controls over the existence, completeness and accuracy of fixed assets and related depreciation and amortization expense. Specifically, effective controls were not designed and in place for the periodic physical verification of fixed assets and the selection of appropriate useful lives for plant and equipment and amortization periods for leasehold improvements. This control deficiency resulted in (i) misstatements in the Company’s consolidated financial statements which have been corrected in the 2004 restatement and (ii) the 2004 adjustments.
      (9) The Company did not maintain effective controls over the completeness and accuracy of revenue, deferred revenue, accounts receivable and accrued liabilities. Specifically, the Company failed to recognize revenue using the percentage-of-completion method for certain long-term contracts in accordance with GAAP. Also, effective controls were not designed and in place to ensure that sales orders were authorized, complete, accurate and recorded on a timely basis. Furthermore, review and approval procedures were not effective to ensure that invoices or customer credit and credit memoranda adjustments were completely, timely and accurately applied to customer receivable accounts and that unapplied cash receipts were properly identified as unclaimed third party property. This control deficiency resulted in (i) misstatements in the Company’s consolidated financial statements which have been corrected in the 2004 restatement and (ii) the 2004 adjustments.
      (10) The Company did not maintain effective controls over the completeness, accuracy, valuation and existence of its inventory and related cost of sales accounts. Specifically, the Company’s controls with respect to the accuracy of product costing, job order closeout, accounting for cost accumulation on long-term contracts and certain inventory management processes, including obsolete and slow-moving inventory identification, lower-of-cost-or-market and LIFO inventory valuation were not effective. Also, the Company did not maintain effective controls over the accurate and timely recording of inventory receipts and shipments.

Furthermore, the Company did not maintain effective controls over the accuracy and completeness of periodic physical counts of inventory quantities. This control deficiency resulted in (i) misstatements in the Company’s consolidated financial statements which have been corrected in the 2004 restatement and (ii) the 2004 adjustments.
      (11) The Company did not maintain effective controls over the completeness and accuracy of its reporting of certain non-U.S. pension plans. Specifically, the Company failed to obtain actuarial valuations for certain of its non-U.S. pension plans to ensure that it properly accounted for and reported pension expense and related obligations for certain non-U.S. pension plans in accordance with GAAP. This control deficiency resulted in (i) misstatements in the Company’s consolidated financial statements which have been corrected in the 2004 restatement and (ii) the 2004 adjustments.
      (12) The Company did not maintain effective controls over the complete and accurate recording of rights and obligations associated with its accounts receivable factoring and securitization transactions. Specifically, effective controls were not designed and in place to ensure that the gain and loss on each receivable sale, the receivable balance and the associated accretion of interest, and recording of fees associated with the securitization facility were accurate and complete. This control deficiency primarily affected accounts receivable, debt due within one year, and interest expense, net. This control deficiency resulted in (i) misstatements in the Company’s fourth quarter and annual consolidated financial statements for 2003 which have been corrected in the restatement of the consolidated financial statements for each of these periods and (ii) adjustments, including audit adjustments, to the fourth quarter and annual consolidated financial statements for 2004.
      (13) The Company did not maintain effective controls over accounting for certain derivative transactions. Specifically, the Company did not adequately document the criteria for measuring hedge effectiveness at the inception of certain derivative transactions and did not subsequently evaluate and document the ongoing effectiveness of certain foreign currency forward contracts in order to qualify for hedge accounting treatment. This control deficiency affected accounts receivable, long-term debt, other expense, other comprehensive income and accumulated other comprehensive income. This control deficiency resulted in (i) misstatements in the Company’s consolidated financial statements which have been corrected in the 2004 restatement and (ii) the 2004 adjustments.
      (14) The Company did not maintain effective controls over the accounting for equity investments. Specifically, the Company did not maintain effective controls with respect to adjusting for differences between GAAP and the accounting standards used in certain foreign countries. This control deficiency affected other assets, net and selling, general and administrative expense. This control deficiency resulted in (i) misstatements in the Company’s consolidated financial statements which have been corrected in the 2004 restatement and (ii) the 2004 adjustments.
      (15) The Company did not maintain effective controls over the accounting for income taxes, including income taxes payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, the Company did not maintain effective controls over the accuracy and completeness of the components of the income tax provision calculations and related deferred income taxes and income taxes payable, and over the monitoring of the differences between the income tax basis and the financial reporting basis of assets and liabilities to effectively reconcile the differences to the reported deferred income tax balances. This control deficiency resulted in (i) misstatements in the Company’s consolidated financial statements which have been corrected in the 2004 restatement and (ii) the 2004 adjustments.
      (16) The Company did not maintain effective controls over the accounting for mergers and acquisitions. Specifically, the controls with respect to the application of purchase accounting, including the establishment of deferred taxes, were ineffective and resulted in errors in the allocation of the purchase price to the underlying assets acquired, including goodwill, and liabilities assumed. This primarily affected property, plant and equipment, deferred income tax assets and liabilities, goodwill and long-term liabilities. This control deficiency resulted in (i) misstatements in the Company’s consolidated financial statements which have been corrected in the 2004 restatement and (ii) the 2004 adjustments.

      (17) The Company did not maintain effective controls over the completeness and accuracy of certain accrued liabilities and the related operating expense accounts. Specifically, effective controls were not designed and in place to ensure the completeness, accuracy and timeliness of the recording of accrued liabilities and related expenses at period end. This control deficiency primarily affected accrued warranty obligations, non-U.S. litigation contingencies, sales tax liabilities, self-insurance reserves, liabilities for goods received not invoiced, and related operating expenses. This control deficiency resulted in (i) misstatements in the Company’s consolidated financial statements which have been corrected in the 2004 restatement and (ii) the 2004 adjustments.
      (18) The Company did not maintain effective controls over the completeness, accuracy and validity of payroll and accounts payable disbursements to ensure that they were adequately reviewed and approved prior to being recorded and reported. This control deficiency primarily affected accounts payable and accrued liabilities. This control deficiency did not result in any adjustments to the Company’s consolidated financial statements.
      (19) The Company did not maintain effective controls over the completeness, accuracy and validity of spreadsheets used in its financial reporting process to ensure that access was restricted to appropriate personnel, and that unauthorized modification of the data or formulas within spreadsheets was prevented. This control deficiency affects substantially all financial statement accounts and resulted in (i) misstatements in the Company’s consolidated financial statements which have been corrected in the 2004 restatement and (ii) the 2004 adjustments.
      (20) The Company did not maintain effective controls over the accuracy, valuation and disclosure of the goodwill and intangible asset accounts and the related amortization and impairment expense accounts. Specifically, effective controls were not designed and in place to ensure that an adequate periodic impairment analysis was conducted, reviewed, and approved in order to identify and record impairments as required under GAAP and that periodic amortization expense was accurately and completely recorded and reported. This control deficiency resulted in (i) misstatements in the Company’s consolidated financial statements which have been corrected in the 2004 restatement and (ii) the 2004 adjustments.
      Additionally, each of the control deficiencies described in items 1 through 20 above could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Management has determined that each of the control deficiencies in items 1 through 20 above constitutes a material weakness. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
      In our opinion, management’s assessment that Flowserve Corporation did not maintain effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Flowserve Corporation has not maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the COSO.
/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Dallas, Texas
February 13, 2006

FLOWSERVE
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

		(As restated)
	(Amounts in thousands,
	except per share data)
ASSETS
Current Assets:
Cash and cash equivalents	$63,759	$53,522
Accounts receivable, net	485,070	505,949
Inventories, net	401,672	412,374
Deferred taxes	81,225	64,585
Prepaid expenses and other	17,943	26,091

Total current assets	1,049,669	1,062,521
Property, plant and equipment, net	450,302	443,864
Goodwill	865,351	871,960
Deferred taxes	10,430	31,741
Other intangible assets, net	158,003	169,084
Other assets, net	100,281	101,342

Total assets	$2,634,036	$2,680,512

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$314,787	$250,614
Accrued liabilities	349,525	286,433
Debt due within one year	44,098	71,035

Total current liabilities	708,410	608,082
Long-term debt due after one year	657,746	879,766
Retirement obligations and other liabilities	397,655	370,201
Commitments and contingencies
Shareholders’ equity:
Serial preferred stock, $1.00 par value, 1,000 shares authorized, no shares issued
Common shares, $1.25 par value	72,018	72,018
Shares authorized — 120,000
Shares issued — 57,614
Capital in excess of par value	472,180	477,443
Retained earnings	434,328	410,128

	978,526	959,589
Treasury stock, at cost — 2,146 and 2,775 shares, respectively	(48,171)	(62,575)
Deferred compensation obligation	6,784	7,445
Accumulated other comprehensive loss	(66,914)	(81,996)

Total shareholders’ equity	870,225	822,463

Total liabilities and shareholders’ equity	$2,634,036	$2,680,512

See accompanying notes to consolidated financial statements.

FLOWSERVE
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

		(As restated)	(As restated)
	(Amounts in thousands, except per share data)
Sales	$2,638,199	$2,372,559	$2,228,036
Cost of sales	1,859,383	1,667,148	1,561,701

Gross profit	778,816	705,411	666,335
Selling, general and administrative expense	623,035	540,845	478,220
Integration expense	—	19,768	16,179
Restructuring expense	—	2,879	4,347

	623,035	563,492	498,746
Operating income	155,781	141,919	167,589
Interest expense	(81,016)	(84,206)	(95,480)
Interest income	1,942	4,078	2,548
Loss on debt repayment and extinguishment	(2,708)	(1,346)	(11,237)
Other (expense) income, net	(14,375)	(4,548)	(1,055)

Earnings before income taxes	59,624	55,897	62,365
Provision for income taxes	39,470	12,789	29,669

Income from continuing operations	20,154	43,108	32,696
Discontinued operations, net of tax	1,034	1,355	2,063
Gain from sale of discontinued operations, net of tax	3,012	—	—

Net earnings	$24,200	$44,463	$34,759

Net earnings per share
Basic:
Continuing operations	$0.37	$0.79	$0.63
Discontinued operations	0.07	0.02	0.04

Net earnings	$0.44	$0.81	$0.67

Diluted:
Continuing operations	$0.36	$0.78	$0.63
Discontinued operations	0.07	0.02	0.04

Net earnings	$0.43	$0.80	$0.67

See accompanying notes to consolidated financial statements.

FLOWSERVE
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,

	2004	2003	2002

		(As restated)	(As restated)
	(Amounts in thousands)
Net earnings	$24,200	$44,463	$34,759

Other comprehensive income (expense)
Foreign currency translation adjustments, net of tax	21,414	57,917	36,518
Minimum pension liability effects, net of tax	(8,211)	8,497	(45,146)
Cash flow hedging activity, net of tax	1,879	1,874	(2,349)

Other comprehensive income (expense)	15,082	68,288	(10,977)

Comprehensive income	$39,282	$112,751	$23,782

See accompanying notes to consolidated financial statements.

FLOWSERVE
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Year End December 31,

	2004		2003		2002

	Shares	Amount	Shares	Amount	Shares	Amount

	(Amounts in thousands)
COMMON STOCK
Beginning balance — January 1	57,614	$72,018	57,614	$72,018	48,414	$60,518
Sale of common stock	—	—	—	—	9,200	11,500

Ending Balance — December 31	57,614	$72,018	57,614	$72,018	57,614	$72,018

CAPITAL IN EXCESS OF PAR VALUE
Beginning balance — January 1		$477,443		$477,635		$211,113
Stock activity under stock plans		(5,875)		(192)		90
Sale of common stock		—		—		264,032
Tax benefit associated with the exercise of stock options		612		—		2,400

Ending Balance — December 31		$472,180		$477,443		$477,635

RETAINED EARNINGS
Balance at January 1, 2002, as previously reported		—		—		$344,588
Restatement adjustments to net earnings prior to January 1, 2002		—		—		(13,682)

Beginning balance — January 1 (As restated)		$410,128		$365,665		$330,906
Net earnings (As restated)		24,200		44,463		34,759

Ending Balance — December 31 (As restated)		$434,328		$410,128		$365,665

TREASURY STOCK
Beginning balance — January 1	(2,775)	$(62,575)	(2,794)	$(63,809)	(3,622)	$(82,718)
Stock activity under stock plans	629	14,404	19	1,234	828	18,909

Ending Balance — December 31	(2,146)	$(48,171)	(2,775)	$(62,575)	(2,794)	$(63,809)

DEFERRED COMPENSATION OBLIGATION
Beginning balance — January 1		$7,445		$7,332		$8,260
Increases to obligation for new deferrals		888		473		769
Compensation obligations satisfied		(1,549)		(360)		(1,697)

Ending Balance — December 31		$6,784		$7,445		$7,332

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at January 1, 2002, as previously reported		—		—		$(142,137)
Restatement adjustments to accumulated other comprehensive loss prior to January 1, 2002		—		—		2,830

Beginning balance — January 1 (As restated)		$(81,996)		$(150,284)		$(139,307)
Foreign currency translation adjustments, net of tax (As restated)		21,414		57,917		36,518
Minimum pension liability effect, net of tax (As restated)		(8,211)		8,497		(45,146)
Cash flow hedging activity, net of tax (As restated)		1,879		1,874		(2,349)

Ending Balance — December 31 (As restated)		(66,914)		$(81,996)		$(150,284)

TOTAL SHAREHOLDERS’ EQUITY
Balance at January 1, 2002, as previously reported		—		—		$399,624
Restatement adjustments prior to January 1, 2002		—		—		(10,852)

Beginning balance — January 1 (As restated)	54,839	$822,463	54,820	$708,557	44,792	$388,772
Net changes in shareholders’ equity (As restated)	629	47,762	19	113,906	10,028	319,785

Ending Balance — December 31 (As restated)	55,468	$870,225	54,839	$822,463	54,820	$708,557

See accompanying notes to consolidated financial statements.

FLOWSERVE
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

		(As restated)	(As restated)
	(Amounts in thousands)
Cash flows — Operating activities:
Net earnings	$24,200	$44,463	$34,759
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	62,465	61,640	55,808
Amortization	10,691	10,528	8,667
Amortization of deferred loan costs	5,049	4,971	5,149
Write-off of unamortized deferred loan costs and discount	2,708	1,346	5,842
Other direct costs of long-term debt repayment	—	—	5,394
Net (gain) loss on the disposition of fixed assets	(6,937)	2,141	(798)
Gain on sale of discontinued operations	(7,394)	—	—
Impairment of assets	979	163	—
Restricted stock compensation expense	1,821	608	719
Change in assets and liabilities, net of acquisitions:
Accounts receivable	39,394	23,822	67,834
Inventories	25,535	29,407	36,358
Prepaid expenses	8,895	5,152	17,206
Other assets	—	1,422	(16,058)
Accounts payable	46,586	16,985	(2,592)
Accrued liabilities	32,059	(5,290)	1,747
Retirement obligations and other liabilities	25,025	(17,070)	31,092
Net deferred taxes	(3,575)	1,016	(2,099)

Net cash flows provided by operating activities	267,501	181,304	249,028

Cash flows — Investing activities:
Capital expenditures	(45,241)	(28,788)	(30,875)
Proceeds from sale of discontinued operations	28,000	—	—
Cash received for disposal of fixed assets	12,593	2,207	8,720
Payments for acquisitions — net of cash acquired	(9,429)	—	(535,067)

Net cash flows used by investing activities	(14,077)	(26,581)	(557,222)

Cash flows — Financing activities:
Net borrowings (repayments) under lines of credit	—	2,969	(70,000)
Proceeds from issuance of long-term debt	98,843	—	794,876
Payments on long-term debt	(355,570)	(164,000)	(683,923)
Payment of prepaid financing fees	(665)	(1,767)	(6,080)
Proceeds from issuance of common shares	—	—	275,925
Net proceeds from stock option activity	6,787	—	16,850

Net cash flows (used) provided by financing activities	(250,605)	(162,798)	327,648
Effect of exchange rate changes on cash	7,418	12,606	8,037

Net change in cash and cash equivalents	10,237	4,531	27,491
Cash and cash equivalents at beginning of year	53,522	48,991	21,500

Cash and cash equivalents at end of year	$63,759	$53,522	$48,991

Income taxes paid (net of refunds)	$35,630	$37,728	$4,895
Interest paid	$74,996	$78,662	$87,923
See accompanying notes to consolidated financial statements.

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004 AND 2003 AND FOR THE
THREE YEARS ENDED DECEMBER 31, 2004

1.	SIGNIFICANT ACCOUNTING POLICIES AND ACCOUNTING DEVELOPMENTS
      We produce engineered and industrial pumps, industrial valves, control valves, nuclear valves, valve actuators and precision mechanical seals, and provide a range of related flow management services worldwide, primarily for the process industries. Equipment manufactured and serviced by us is predominantly used in industries that deal with difficult-to-handle and corrosive fluids as well as environments with extreme temperatures, pressure, horsepower and speed. Our businesses are affected by economic conditions in the U.S. and other countries where our products are sold and serviced, by the cyclical nature of the petroleum, chemical, power, water and other industries served, by the relationship of the U.S. dollar to other currencies and by the demand for and pricing of our customers’ products.
      Certain reclassifications have been made to prior period amounts to conform with the current period presentation.
      Principles of Consolidation — The consolidated financial statements include the accounts of our company and our wholly and majority-owned subsidiaries. Minority interests have been recognized for all majority-owned consolidated subsidiaries. Intercompany profits, transactions and balances among consolidated entities have been eliminated. Investments in unconsolidated affiliated companies, which represent non-controlling ownership interests between 20% and 50%, are accounted for using the equity-method basis, which approximates our equity interest in their underlying equivalent net book value under accounting principles generally accepted in the United States of America (“GAAP”). Investments in interests where we owned less than 20% of the investee are accounted for by the cost method, whereby income is only recognized in the event of dividend receipt. Investments accounted for by the cost method are tested annually for impairment.
      Use of Estimates — The process of preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses. Management believes its estimates and assumptions are reasonable; however, actual results may differ materially from such estimates. The most significant estimates and assumptions made by management are used in determining:

•	Revenue, net of liquidated damages and other delivery penalties;

•	Allowance for doubtful accounts;

•	Reserve for excess and obsolete inventories;

•	Deferred tax asset valuation allowances and tax reserves;

•	Restructuring reserves;

•	Legal and environmental accruals;

•	Warranty accruals;

•	Insurance reserves;

•	Pension and postretirement benefit obligations; and

•	Valuation of goodwill, indefinite-lived intangible assets and other long-lived assets.
      Revenue Recognition — Revenues are recognized based on the shipping terms agreed to with the customer and fulfillment of all but inconsequential or perfunctory actions required, which is generally the point of title transfer. If the customer order requires formal acceptance, revenue is not recognized until formal acceptance has been received. For contracts containing multiple products, each having separable value, we generally recognize revenue on individual product shipments equal to the shipped products’ pro rata share of the contract’s fair value upon the fulfillment of all but inconsequential or perfunctory actions of the individual product shipment. For multiple deliverables under a single contract or arrangement, such as product delivery

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and installation, we separate the fair value of the product from the installation and recognize revenue on each element independently upon fulfillment of all but inconsequential or perfunctory actions. Our estimates mainly relate to the fair value determination of the underlying services or products. Shipping charges billed to customers are included in sales and the related shipping costs are included in cost of sales in our consolidated statements of operations.
      Revenue on service contracts is recognized after services have been rendered and accepted by the customer. In addition, our policy requires prior to shipment the persuasive evidence of an arrangement, a fixed or determinable sales price and reasonable assurance of collectibility. Revenue for long-term contracts, which we define as contracts longer than nine-months in duration, with contract values over $750,000 and progress billings from the customer, are recorded on the percentage of completion method calculated on a cost-to-cost basis. Percentage of completion revenue represents less than 5% of our consolidated revenues for each year presented. Revenues generated under fixed fee service and repair contracts, are recognized on a straight-line basis over the term of the contract. These contracts can range in duration, but generally extend for five years. Fixed fee service and repair contracts represent less than 5% of consolidated revenue for each year presented.
      In certain instances, we provide guaranteed completion dates under the terms of our contracts. Failure to meet schedule or agreed upon delivery dates can result in unrealized incentive fees or non-recoverable costs. In instances where the payments of such costs are likely, we perform project profitability analysis using such costs to reduce revenues realizable, which could cause estimated project costs to exceed projected revenues realized from the project. In such instances, we would record reserves to cover such excesses in the period they are determined, which would adversely affect our results of operations and financial position. In instances where the reduced revenues still exceed costs, the incurrence of the costs generally reduces profitability of the project at the time of subsequent revenue recognition. Our reported results would change if different estimates were used for contract costs or if different estimates were used for contractual contingencies.
      Allowance for Doubtful Accounts and Credit Risk — Accounts receivable are stated net of the allowance for doubtful accounts of $8.7 million and $18.6 million at December 31, 2004 and 2003, respectively. In 2004, $3.2 million was reclassified to other assets, net along with the underlying long-term receivable. Also in 2004, $3.5 million of the allowance for doubtful accounts was included with the accounts receivable sold under our securitization program, which is more fully described in Note 12.
      The allowance for doubtful accounts is established based on estimates of the amount of uncollectible accounts receivable, which is determined principally based upon the aging of the receivable, but also customer credit history, industry and market segment information, economic trends and conditions, credit reports, and customer financial condition. Customer credit issues, customer bankruptcies or general economic conditions can also affect the estimates.
      Credit risks are mitigated by the diversity of customers in our customer base across many different geographic regions and performing creditworthiness analyses on such customers. Additionally, we maintained until late 2004 a credit insurance policy for our European subsidiaries. Under the policy, we generally received funds from the third party insurer, net of deductible, in instances where customer receivables covered by the policy went unpaid. We terminated this policy in 2004 due to minimal claims sought.
      As of December 31, 2004, and 2003, we do not believe that we have any significant concentrations of credit risk.
      Inventories — Inventories are stated at the lower-of-cost or market. Cost is determined for principally all U.S. inventories by the last-in, first-out (“LIFO”) method and for non-U.S. inventories by the first-in, first-out (“FIFO”) method. Reserves for excess and obsolete inventories are based upon our assessment of market conditions for our products determined by historical usage and estimated future demand. Due to the long life cycle of our products, we carry spare parts inventories that have historically low usage rates and provide reserves for such inventory based on demonstrated usage.

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Income Taxes, Deferred Taxes and Tax Valuation Allowances — We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are calculated using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Valuation allowances reflect the likelihood of the recoverability of any such assets. We record valuation allowances to reflect the estimated amount of deferred tax assets that may not be realized based upon our analysis of existing deferred tax assets, net operating losses and tax credits by jurisdiction and expectations of our ability to utilize these tax attributes through a review of past, current and estimated future taxable income and establishment of tax strategies. These estimates could be impacted by changes in the amount and geographical source of future income and the results of implementation or alteration of tax planning strategies.
      Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” requires us to provide deferred taxes for the temporary differences associated with our investment in foreign subsidiaries which have a financial reporting basis that exceeds tax basis unless we can assert permanent reinvestment in foreign jurisdictions pursuant to Accounting Principles Board Opinion (“APB”) No. 23, “Accounting for Income Taxes — Special Areas.” Financial reporting basis and tax basis differences in investments in foreign subsidiaries consist of both unremitted earnings and losses as well as foreign currency translation adjustments. During the year ended December 31, 2001, we ceased our ability to make the APB No. 23 permanent reinvestment assertion. For 2001 and during each of the three years reported in the period ended December 31, 2004, we have not recognized any net deferred tax assets attributable to unremitted earnings or foreign currency translation adjustments in our foreign subsidiaries with excess financial reporting basis due to estimated excess foreign tax credits and other attributes.
      On October 22, 2004, the American Jobs Creation Act of 2004 (the “2004 Act”) was signed into law, creating a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25% versus the U.S. federal statutory rate of 35%. Although we repatriated dividends during 2004 pursuant to a dividend reinvestment plan, we have not recognized the lower tax rate on these dividends in our financial statements due to uncertainties surrounding the realizability of this benefit. To the extent this uncertainty is favorably resolved in a future reporting period, the benefit associated with these dividends will be recognized in that period.
      Tax Reserves — The amount of income taxes we pay is subject to ongoing audits by federal, state, and foreign tax authorities, which often result in proposed assessments. Significant judgment is required in determining income tax provisions and evaluating tax positions. We establish reserves for open tax years for certain positions that are subject to challenge by various tax authorities. The consolidated tax provision and related accruals include the impact of such reasonably estimable losses and related interest as deemed appropriate. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters. To the extent that the likely tax outcome of these matters changes, such changes in estimate will impact the income tax provision in the period in which such determination is made.
      Restructuring and Integration Expense — Restructuring and integration expenses have generally been recognized in conjunction with our acquisitions. Such expenses reflect many estimates including costs pertaining to employee severance payments, fulfillment of outstanding contractual obligations and other

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
matters associated with exiting a facility. Restructuring costs related to facilities and employees of acquired businesses generally become a component of goodwill, whereas non-acquisition related restructuring costs are recorded as restructuring expense in the consolidated statements of operations. Integration costs are recognized as a reduction to the results of operations as a component of current earnings. Reserves created for each restructuring plan are assessed quarterly and adjusted for any revisions of cost estimates or other changes in planned restructuring activities. Prior to January 1, 2003, we recognized restructuring reserves when the related restructuring plans had been both approved and communicated to affected employees. In conjunction with adopting SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” on January 1, 2003, we now record restructuring reserves as the related liability is incurred.
      Warranty Accruals — Warranty obligations are based upon product failure rates, materials usage, and service delivery costs, an analysis of all identified or expected claims, and an estimate of the cost to resolve such claims. The estimates of expected claims are generally a factor of historical claims and known product issues. Warranty obligations based on these factors are adjusted based on historical sales trends for the preceding 24 months. Changes in claim rates, differences between actual and expected warranty costs, sales trends, and facility rationalization activities could impact warranty obligation estimates, which might have adverse effects to our consolidated results of operations and financial position.
      Insurance Accruals — Insurance accruals are recorded for wholly or partially self-insured risks such as medical benefits and workers’ compensation based upon an analysis of our claim loss history, insurance deductibles, policy limits, and other factors. The estimates are based upon information received from actuaries, insurance company adjusters, independent claims administrators, or other independent sources. Changes in claims and differences between actual and expected claim losses could impact future accruals.
      Pension and Postretirement Benefits Obligations — Determination of the pension and postretirement benefits obligations is based on estimates made by management in consultation with independent actuaries and investment advisors. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets, life expectancy, and assumed rate of increase in wages or in health care costs. Current market conditions, including changes in rates of returns, interest rates and medical inflation rates, are considered in selecting these assumptions. Changes in the related pension and postretirement benefit costs may occur in the future due to changes in the assumptions used and changes resulting from fluctuations in our relative plan participants.
      Valuation of Goodwill, Indefinite-Lived Intangible Assets and Other Long-Lived Assets — The value of goodwill and indefinite-lived intangible assets is tested for impairment at December 31 or whenever events or circumstances indicate such assets may be impaired. The test for goodwill impairment involves significant judgment in estimating projections of fair value, using the present value of expected future cash flows, generated through future performance of each of our reporting units, which correlate to our operating segments. We consider each of our operating segments to constitute a business with discrete financial information that management regularly reviews. The test for impairment of our indefinite-lived intangibles involves estimating projections of future sales levels. During 2004, due to declining sales levels in selected product families acquired from Invensys plc, which are included in our Flow Control Division, we recorded a trademark impairment charge of approximately $1.0 million, which is included in selling, general and administrative expense in the accompanying consolidated statements of operations. The net realizable value of other long-lived assets, including property, plant and equipment, is reviewed periodically, when indicators of potential impairments are present, based upon an assessment of the estimated future cash flows related to those assets.
      Due to uncertain market conditions and potential changes in strategy and product portfolio, it is possible that forecasts used to support asset carrying values may change in the future, which could result in non-cash charges that would adversely affect our consolidated results of operations and financial condition.

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Foreign Currency Translation — Assets and liabilities of our foreign affiliates are translated to U.S. dollars at exchange rates prevailing on the balance sheet date, while income and expenses are translated at average rates for each month. Translation gains and losses are generally reported as a component of accumulated other comprehensive loss.
      Transaction and translation gains and losses arising from intercompany balances are reported as a component of accumulated other comprehensive loss when the underlying transaction stems from a long-term equity investment or from debt designated as not due in the foreseeable future. Otherwise, we recognize transaction gains and losses arising from intercompany transactions as a component of income. Where intercompany balances are not long-term investment related or not designated as due beyond the foreseeable future, we may mitigate risk associated with foreign currency fluctuations by entering into forward exchange contracts. See Note 10 for further discussion of these forward exchange contracts.
      Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of forward contracts that do not qualify for hedge accounting are included in our consolidated results of operations. For the years ended December 31, 2004, 2003 and 2002, we recognized approximately $(11.3) million, $(2.0) million and $1.0 million of such amounts in other (expense) income, net on the accompanying consolidated statements of operations.
      Stock-Based Compensation — At December 31, 2004, we have several stock-based employee compensation plans, which we account for under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. For 2004 and prior years, no stock-based employee compensation cost is reflected in net earnings for stock option grants, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant. Should we elect to modify any of our existing stock option awards, APB No. 25, as interpreted by Financial Accounting Standards Board (“FASB”) Financial Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” requires us to recognize the intrinsic value of the underlying options at the date the modification becomes effective. Modifications could include accelerated vesting, a reduction in exercise prices or extension of the exercise period.
      Awards of restricted stock are valued at the market price of our common stock on the grant date and recorded as unearned compensation within shareholders equity. The unearned compensation is amortized to compensation expense over the vesting period of the restricted stock. We have unearned compensation of $5.2 million, $0.9 million and $1.1 million at December 31, 2004, 2003 and 2002, respectively. These amounts will be recognized into net earnings in prospective periods.

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to all stock-based employee compensation, calculated using the Black-Scholes option-pricing model.

	Year Ended December 31,

	2004	2003	2002

		(As restated)	(As restated)
	(Amounts in thousands, except
	per share amounts)
Net earnings, as reported	$24,200	$44,463	$34,759
Restricted stock compensation expense included in net earnings, net of tax	1,195	399	472
Stock-based employee compensation expense determined under fair value method for all awards, net of tax	(2,297)	(3,210)	(3,562)

Pro forma net earnings	$23,098	$41,652	$31,669

Net earnings per share — basic:
As reported	$0.44	$0.81	$0.67
Pro forma	0.42	0.76	0.61
Net earnings per share — diluted:
As reported	$0.43	$0.80	$0.67
Pro forma	0.42	0.75	0.61
      The above pro forma disclosures may not be representative of effects for future years, since the determination of the fair value of stock options granted includes an expected volatility factor and additional option grants are expected to be made each year. See Note 9 for additional discussion of the assumptions inherent in the calculation of stock-based employee compensation expense in the above table.
      Business Combinations — All business combinations referred to in these financial statements used the purchase method of accounting, under which we allocate the purchase price to the identifiable tangible and intangible assets, recognizing goodwill when the purchase price exceeds fair value of such identifiable assets.
      Short-Term Investments — We place temporary cash investments with financial institutions and, by policy, invest in those institutions and instruments that have minimal credit risk and market risk. These investments, with an original maturity of three months or less when purchased, are classified as cash equivalents. They are highly liquid and principal values are not subject to significant risk of change due to interest rate fluctuations.
      Property, Plant, and Equipment, and Depreciation — Property, plant and equipment are stated at historical cost, less accumulated depreciation. The useful lives of leasehold improvements are the lesser of the remaining lease term or the useful life of the improvement. When assets are retired or otherwise disposed of, their costs and related accumulated depreciation are removed from the accounts and any resulting gains or losses are included in the operations for the period. Depreciation is computed by the straight-line method based on the estimated useful lives of the depreciable assets. The estimated useful lives of the assets are:

Buildings and improvements	10 to 40 years
Furniture and fixtures	3 to 7 years
Machinery and equipment	3 to 12 years
Capital leases	3 to 25 years
      Costs related to repairs and maintenance are expensed as incurred.
      Intangible Assets — Intangible assets, excluding trademarks which are considered to have an indefinite life, consist primarily of engineering drawings, distribution networks, software, patents and other items that are

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
being amortized over their estimated useful lives generally ranging from 3 to 40 years. These assets are reviewed for impairment whenever events and circumstances indicate impairment may have occurred.
      Deferred Loan costs — Deferred loan costs, consisting of fees and other expenses associated with debt financing, are amortized over the term of the related debt using the straight-line method, which approximates the effective interest method. Additional amortization is recorded in periods where optional or mandatory repayments on debt are made.
      Legal and Environmental Accruals — Legal and environmental reserves are recorded based upon a case-by-case analysis of the facts, circumstances, legal obligations and related costs. The costs relating to legal and environmental liabilities are estimated and recorded when it is probable that a loss has been incurred and such loss is estimable. Assessments of legal and environmental costs are based on information obtained from our independent and in-house experts and our loss experience in similar situations. The estimates may change in the future due to new developments regarding the facts and circumstances of each matter.
      Derivatives and Hedging Activities — We enter into forward contracts for purposes of hedging certain transactions denominated in foreign currencies. As part of our risk management strategy, we also enter into interest rate swap agreements for the purpose of hedging our exposure to floating interest rates on certain portions of our debt. We also enter into compound interest rate and foreign currency financial derivatives that mitigate our risk associated with interest rate and foreign exchange volatility. We have a risk-management and derivatives policy outlining the conditions under which we can enter into financial derivative transactions.
      We employ a foreign currency hedging strategy to minimize potential losses in earnings or cash flows from unfavorable foreign currency exchange rate movements. These strategies also minimize potential gains from favorable exchange rate movements. Foreign currency exposures arise from transactions, including firm commitments and anticipated transactions, denominated in a currency other than an entity’s functional currency and from foreign-denominated income and expense translated into U.S. dollars. The primary currencies to which we have exposure are the Euro, British pound, Canadian dollar, Mexican peso, Japanese yen, Singapore dollar, Brazilian real, Australian dollar, Argentinean peso and Venezuelan bolivar.
      All derivatives are recognized on the balance sheet at their fair value. At the inception of a new derivative contract, our policy requires us to designate the derivative as (1) a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge); or (2) a foreign currency fair value or cash flow hedge (a “foreign currency” hedge). Changes in the fair value of a derivative that is highly effective, documented, designated, and qualified as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive loss, until earnings are affected by the variability of cash flows of the hedged transaction. Changes in the fair value of foreign currency hedges are recorded in other comprehensive loss since they satisfy the accounting criteria for a cash flow hedge. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative do not mirror the change in the cash flow of the forecasted transaction) is recorded in current period earnings. Certain financial derivatives did not qualify for hedge accounting and accordingly were deemed ineffective. The changes in their fair values are recognized in other (expense) income, net in the consolidated statements of operations for all periods presented. For effective hedges, the changes in the value of the hedged item are also recorded as a component of other comprehensive loss, if the underlying has been recognized on the balance sheet. Upon settlement, realized gains and losses are recognized in other (expense) income, net in the consolidated statements of operations.
      Our policy requires us to document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking those various hedge transactions. This process includes linking all derivatives that are designated as fair value, cash flow or foreign currency hedges to (1) specific assets and liabilities on the balance sheet or (2) specific firm commitments or forecasted transactions. We also assess (both at the inception of the hedge and on an ongoing basis) whether the

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. Failure to adequately document relationships and objectives at the inception of the hedge would prevent us from applying hedge accounting. Failure to demonstrate effectiveness in offsetting exposures retroactively or prospectively would cause us to deem the hedge ineffective.
      We discontinue hedge accounting when:

•	we deem the hedge to be ineffective and determine that the designation of the derivative as a hedging instrument is no longer appropriate;

•	the derivative no longer effectively offsets changes in the cash flows of a hedged item (such as firm commitments or contracts);

•	the derivative expires, terminates or is sold; or

•	occurrence of the contracted or committed transaction is no longer probable, or will not occur in the originally expected period.
      When hedge accounting is discontinued and the derivative remains outstanding, we carry the derivative at its estimated fair value on the balance sheet, recognizing changes in the fair value in current period earnings. If a cash flow hedge becomes ineffective, any deferred gains or losses on the cash flow hedge remain in accumulated other comprehensive loss until the exposure relating to the item underlying the hedge is recognized. If it becomes probable that a hedged forecasted transaction will not occur, deferred gains or losses on the hedging instrument are recognized in earnings immediately.
      Research and Development Expense — Research and development costs are charged to expense when incurred. Aggregate research and development costs included in selling, general and administrative expenses were $25.2 million, $24.9 million and $23.9 million in 2004, 2003 and 2002, respectively. Costs incurred for research and development primarily include salaries and benefits and consumable supplies, as well as, rent, professional fees, utilities, and the depreciation of property and equipment used in research and development activities.
      Fair Values of Financial Instruments — The carrying amounts of our financial instruments approximate fair value at December 31, 2004, except for our debt, which had a carrying value of $702 million and an estimated fair value of $736 million. The debt had a carrying value of $951 million and an estimated fair value of $995 million at December 31, 2003.
      We determine the fair value of our fixed rate debt by applying the open market discount or premium to the principal outstanding. We consider our variable rate debt to have fair values that approximate its carrying value, based upon an assessment of the underlying borrowing spreads.

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Earnings Per Share — Basic and diluted earnings per share are calculated as follows:

	Year Ended December 31,

	2004	2003	2002

		(As restated)	(As restated)
	(Amounts in thousands, except
	per share amounts)
Income from continuing operations	$20,154	$43,108	$32,696

Net Earnings	$24,200	$44,463	$34,759

Denominator for basic earnings per share — weighted average shares	55,071	55,139	51,836
Effect of potentially dilutive securities	579	111	357

Denominator for diluted earnings per share — weighted average shares adjusted for dilutive securities	55,650	55,250	52,193

Net earnings per share:
Basic
Continuing operations	$0.37	$0.79	$0.63
Net earnings	0.44	0.81	0.67
Diluted
Continuing operations	$0.36	$0.78	$0.63
Net earnings	0.43	0.80	0.67
      Options outstanding with an exercise price greater than the average market price of the common stock were not included in the computation of diluted earnings per share. The weighted average number of such options totaled 1,102,818, 2,578,638 and 1,171,411 for 2004 and 2003, and 2002 respectively.

Accounting Developments

Pronouncements Implemented
      In December 2003, the FASB issued FIN No. 46(R), “Consolidation of Variable Interest Entities,” which addresses the consolidation of variable interest entities (“VIEs”) by business enterprises that are the primary beneficiaries. A VIE is an entity: 1) that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or 2) whose equity investors lack the characteristics of a controlling financial interest, or 3) whose equity investors have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE. We believe we have no interests in VIEs that require disclosure or consolidation under FIN No. 46(R), and therefore its implementation had no significant effect on our consolidated results of operations or financial position.
      In May 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Medicare Act”). The Medicare Act provides for certain federal subsidies on drug benefits provided under retiree health plans. In the third quarter of fiscal 2004, we adopted FSP No. 106-2, retroactive to December 8, 2003, the date of the enactment of the Medicare Act. The expected subsidy reduced our accumulated postretirement benefit obligation by approximately $4.5 million, which we recognized as a reduction in the unrecognized net actuarial loss and will be amortized over the average remaining service life of the employees eligible for postretirement benefits. The adoption of FSP No. 106-2 reduced our net periodic postretirement cost by approximately $0.7 million for the year ended December 31, 2004.

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pronouncements Not Yet Implemented
      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of the compensation cost is to be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are to be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” and supersedes APB No. 25. SFAS No. 123(R) is effective for public companies as of the first interim or annual reporting period of the first fiscal year beginning after June 15, 2005. We will adopt SFAS No. 123(R) in the first quarter of 2006 using the modified prospective transition method. The adoption of SFAS No. 123(R)’s fair value method could have a material impact on our future consolidated results of operations, although it will have no impact on our overall financial position. Had we adopted SFAS No. 123(R) in prior periods, the impact would have approximated the impact of SFAS No. 123 as described in the pro forma net earnings and earnings per share disclosure above. The ultimate amount of expense associated with the adoption of this pronouncement will be based, among other things, on grants of stock options vested at the date of adoption and their fair value at the date of grant. We are still evaluating the impact of adopting SFAS No. 123(R) on our results of operations in 2006.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4 and seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials by requiring those items to be recognized as current period charges. Additionally, SFAS No. 151 requires that fixed production overheads be allocated to conversion costs based on the normal capacity of the production facilities. SFAS No. 151 is effective prospectively for inventory costs incurred in fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a material effect on our consolidated financial position or results of operations.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets,” which addresses the measurement of exchanges of non-monetary assets. SFAS No. 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets, which was previously provided by APB No. 29, “Accounting for Non-monetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS No. 153 to have a material effect on our consolidated financial position or results of operations.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 establishes new standards on accounting for changes in accounting principles. All such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Periods.” However, it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity and the correction of errors. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after June 1, 2005. The application of SFAS No. 154 does not affect the transition provisions of any existing pronouncements, including those that are in the transition phase as of the effective date of SFAS No. 154. We do not expect the adoption of SFAS No. 154 to have a material effect on our consolidated financial position or results of operations.

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In April 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations”. FIN No. 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” requiring companies to recognize a liability for the fair value of an asset retirement obligation that may be conditional on a future event if the fair value of the liability can be reasonably estimated. FIN No. 47 is effective as of the end of fiscal years ending after December 15, 2005. We do not expect the adoption of FIN No. 47 to have a material impact on our consolidated financial position or results of operations.
      Although there are no other final pronouncements recently issued that we have not adopted and that we expect to impact reported financial information or disclosures, accounting promulgating bodies have a number of pending projects which may directly impact us. We continue to evaluate the status of these projects and as these projects become final, we will provide disclosures regarding the likelihood and magnitude of their impact, if any.

2.	RESTATEMENT
      For the errors discussed below, we restated our consolidated financial statements as of December 31, 2003 and for the years ended December 31, 2003 and 2002 presented herein. Since the impact of the restatement also affected periods prior to 2002, we restated prior periods, the impact of which is reflected as an adjustment to beginning retained earnings as of January 1, 2002. In addition, the errors impacted the first quarter of 2004 and each of the quarterly periods in 2003. The restated amounts for these quarters are presented in Note 20.
      Certain errors identified relate to periods prior to 2002 and were recorded as an aggregate adjustment of $13.7 million to beginning retained earnings as of January 1, 2002. This amount mainly consists of corrections resulting from intercompany reconciliations and tax matters as described further below.
      The following table sets forth the nature of significant restatement errors and their impact on the previously reported net earnings:
Summary of Restatement Issues Affecting Net Earnings
For the Years Ended December 31

	2003	2002

	(Amounts in
	thousands)
Net earnings, as previously reported	$52,888	$45,497
Inventory valuation	(4,326)	121
Long-term contract accounting	(3,225)	(3,082)
Intercompany reconciliations	(3,081)	(3,552)
Pension expense	2,045	(190)
Fixed assets and intangibles	(1,369)	(264)
Financial derivatives	1,601	2,942
Unclaimed property	(798)	(2,028)
Other	(6,635)	(608)
Tax matters	1,957	(6,061)
Tax impact of restatement corrections	5,406	1,984

Net earnings, as restated	$44,463	$34,759

      Inventory Valuation — We corrected our financial statements for inconsistencies in the application of our accounting policy for obsolete and slow moving inventory, errors in our LIFO calculations, and errors in adjusting for lower-of-cost-or-market considerations. The inconsistencies related to (i) obsolete and slow

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
moving inventory mainly resulting from limitations in our systems and processes that did not effectively identify excess inventory quantities; and (ii) the inventories of acquired businesses where our identification of slow moving items was not performed timely. The errors in LIFO and lower-of-cost-or-market resulted from inaccurate calculations.
      Long-Term Contract Accounting — We identified one long-term contract that was accounted for using the percentage of completion method in which we did not include the estimated cost of the work performed by subcontractors as part of our total estimated costs in determining the percentage of completion accounting for the overall contract. We also identified a long-term contract in which costs related to the contracts were not recorded in the appropriate periods and resulted in corrections to cost of sales in prior periods.
      Intercompany Reconciliations — Our accounting for intercompany transactions was adversely affected by information technology system conversions, acquisitions, and changes in corporate processes for recording intercompany transactions. Our initial analysis of intercompany transactions was expanded to include an assessment of intercompany balance differences at each of the reporting dates. Certain reconciling items were identified through this assessment that required adjustment to the consolidated statements of operations.
      Pension Expense — As part of a comprehensive review of our pension plans, we identified errors in the accounting for non-U.S. pension plans. Certain plan obligations had not been measured at the actuarially determined present value, which resulted in errors in our annual pension expense and related liabilities.
      Fixed Assets and Intangibles — As part of a comprehensive physical observation and assessment of fixed assets, we identified errors in our fixed asset processes related to disposals and abandonments that were not recorded in our accounting records necessitating adjustments to report the gains or losses on disposal in the appropriate periods. We also identified errors that resulted from not adjusting for the impact of purchase accounting within the general ledgers at certain locations of recently acquired businesses, amortization of leasehold improvements over periods in excess of the related lease terms, and errors in the amortization of intangible assets. These errors affected amounts reported for fixed assets, goodwill, other intangible assets, depreciation and amortization, loss on disposals, and foreign currency translation accounts.
      Financial Derivatives — We identified errors in our accounting for financial derivatives related to foreign currency forward exchange contracts, which consisted of incorrectly recording unrealized gains and losses in other comprehensive loss for certain contracts that did not meet the criteria for hedge accounting. We also identified errors related to the recording of balances underlying the financial derivatives.
      Unclaimed Property — We identified errors in accounting for unclaimed property primarily for unapplied cash and customer credits related to accounts receivable and for checks issued to vendors and to other payees that were not presented for payment. We previously recorded such items as income and removed these amounts from our balance sheet accounts. The correction reinstates such amounts within accrued liabilities as we began a process of filing with various states under voluntary disclosure agreements.
      Other — We identified other errors as part of the restatement where the individual impact on net earnings was not as significant, which resulted from the following:

•	errors in the original allocation of the purchase price for acquired businesses to property, plant and equipment, goodwill, accrued liabilities and deferred income taxes;

•	errors in reconciliations of account balances;

•	errors in accounting for equity investments that were based on foreign accounting standards rather than U.S. GAAP; and

•	other errors which were not deemed individually significant for separate disclosure.
      Tax Matters — Due to significant employee turnover, information technology system limitations, corporate legal restructurings, several multinational acquisitions, and inadequate reconciliations, we identified

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
errors in the amounts recorded in current and deferred income taxes. We undertook a process to identify our tax basis amounts, for both domestic and international locations, and performed a comprehensive review of our purchase accounting for recent acquisitions. This process included a detailed compilation of our book and tax differences at each of the reporting dates, as well as reconciliations of our income tax payable accounts to tax returns, as filed or as amended.
      We also identified errors that occurred in applying purchase accounting to businesses acquired, including income tax liabilities arising in years prior to the acquisitions, which were corrected in the related balance sheet accounts. We also identified errors in our U.S. federal income tax returns filed for 1999 through 2001 as a result of an Internal Revenue Service examination of those years. We amended our tax returns for those years and reflected the impact of those amendments within current and deferred domestic income tax balance sheet accounts at each of the reporting dates through December 31, 2004.
      Tax Impact of Restatement Corrections — The restatement corrections were analyzed to determine which amounts had a corresponding impact on our provision for income taxes and the result is reflected as the tax impact of restatement corrections.
      The following table presents the impact of the restatement adjustments, further described below, and of the business classified as discontinued operations in 2004 that is described in Note 3, on our consolidated statements of operations for the years ended December 31, 2003 and 2002:
Consolidated Statements of Operations Information
for the Years Ended December 31

	2003			2002

			As Restated			As Restated
			with			with
	As Previously		Discontinued	As Previously		Discontinued
	Reported	As Restated	Operations	Reported	As Restated	Operations

	(Amounts in thousands, except per share)
Sales	$2,404,371	$2,396,962	$2,372,559	$2,251,148	$2,253,741	$2,228,036
Cost of sales	1,681,950	1,687,075	1,667,148	1,573,478	1,581,262	1,561,701

Gross profit	722,421	709,887	705,411	677,670	672,479	666,335
Selling, general, and administrative expense	539,782	543,171	540,845	477,433	481,089	478,220
Integration expense	19,768	19,768	19,768	16,179	16,179	16,179
Restructuring expense	2,879	2,879	2,879	4,347	4,347	4,347

Operating income	159,992	144,069	141,919	179,711	170,864	167,589
Interest expense	(84,206)	(84,206)	(84,206)	(95,480)	(95,480)	(95,480)
Interest income	3,985	4,078	4,078	2,548	2,548	2,548
Loss on debt repayment and extinguishment	(1,346)	(1,346)	(1,346)	(11,237)	(11,237)	(11,237)
Other (expense) income, net	(4,590)	(4,548)	(4,548)	(3,241)	(1,055)	(1,055)

Earnings before income taxes	73,835	58,047	55,897	72,301	65,640	62,365
Provision for income taxes	20,947	13,584	12,789	26,804	30,881	29,669

Income from continuing operations	52,888	44,463	43,108	45,497	34,759	32,696
Discontinued operations, net of tax	—	—	1,355	—	—	2,063

Net earnings	$52,888	$44,463	$44,463	$45,497	$34,759	$34,759

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003			2002

			As Restated			As Restated
			with			with
	As Previously		Discontinued	As Previously		Discontinued
	Reported	As Restated	Operations	Reported	As Restated	Operations

	(Amounts in thousands, except per share)
Net earnings per share — basic:
Continuing operations	$0.96	$0.81	$0.79	$0.88	$0.67	$0.63
Discontinued operations	—	—	0.02	—	—	0.04

Net earnings	$0.96	$0.81	$0.81	$0.88	$0.67	$0.67

Net earnings per share — diluted:
Continuing operations	$0.96	$0.80	$0.78	$0.87	$0.67	$0.63
Discontinued operations	—	—	0.02	—	—	0.04

Net earnings	$0.96	$0.80	$0.80	$0.87	$0.67	$0.67

      Our restatement corrects the consolidated statements of operations for the following errors:

•	Sales decreased $7.4 million for the year ended December 31, 2003 and increased $2.6 million for the year ended December 31, 2002, primarily due to an error in the application of percentage of completion accounting for one long-term contract that includes subcontractors ($4.2 million decrease in 2003), and errors that reported sales in a period later than determined in accordance with GAAP ($2.8 million decrease in 2003 and $2.6 million increase in 2002) and errors in other account reconciliations ($0.4 million decrease in 2003).

•	Cost of sales increased for the years ended December 31, 2003 and 2002, primarily due to errors in the following (in thousands):

	2003	2002

Inventory valuation	$4,326	$(121)
Intercompany reconciliations	2,468	1,498
Pension expense	(1,552)	411
Long-term contract accounting	—	3,082
Unclaimed property	—	1,268
Other (mainly errors in account reconciliations)	(117)	1,646

Total cost of sales	$5,125	$7,784

•	Selling, general and administrative expense increased for the years ended December 31, 2003 and 2002, primarily due to errors in the following (in thousands):

	2003	2002

Fixed assets and intangibles	$1,369	$265
Intercompany reconciliations	612	2,050
Unclaimed property	486	645
Long-term contract accounting	(970)	—
Pension expense	(367)	(115)
Other (mainly errors in account reconciliations)	2,259	811

Total selling, general and administrative expense	$3,389	$3,656

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Other (expense) income, net decreased $2.2 million for the year ended December 31, 2002 primarily due to errors in the accounting for foreign currency forward contracts that did not meet the criteria for hedge accounting ($2.9 million in 2002) and other individually insignificant errors.

•	Provision for income taxes decreased $7.4 million and increased $4.1 million for the years ended December 31, 2003 and 2002 respectively, primarily due to corrections in deferred tax accounts and the income tax effect of the errors described above. Included in this was $5.4 million and $2.0 million for the years 2003 and 2002 respectively, due to the tax impact on the restatement items. In addition, there was $2.0 million and ($6.1) million for the years 2003 and 2002 respectively, due to tax matters, primarily a correction in our deferred tax accounts.
      The following table presents the impact of the restatement adjustments on our consolidated statements of comprehensive income for the years ended December 31, 2003 and 2002:

	2003		2002

	As Previously		As Previously
	Reported	As Restated	Reported	As Restated

	(Amounts in thousands)
Net earnings	$52,888	$44,463	$45,497	$34,759

Foreign currency translation adjustments, net of tax	36,827	57,917	23,267	36,518
Minimum pension liability adjustments, net of tax	7,706	8,497	(42,947)	(45,146)
Cash flow hedging activity, net of tax	889	1,874	(161)	(2,349)

Other comprehensive income (expense)	45,422	68,288	(19,841)	(10,977)

Comprehensive income	$98,310	$112,751	$25,656	$23,782

      Errors identified relating to periods prior to January 1, 2002, are reflected in beginning retained earnings in the accompanying consolidated statements of shareholders’ equity and consist of errors similar to those described above. The effect of correcting these errors decreased beginning retained earnings as of January 1, 2002, by $13.7 million, net of tax.
      The errors identified in the balance sheet at December 31, 2003, described below, mainly resulted from (i) misapplication of purchase accounting for businesses acquired; (ii) not recording adjustments resulting from reconciling intercompany balances; (iii) not actuarially determining non-U.S. pension obligations and accounting for them in accordance with GAAP; (iv) incorrect deferred tax asset and liability balances; (v) not recording liabilities (including liabilities for purchased intellectual property, litigation and tax penalties); (vi) recording the effect of the foreign currency translations relating to the restatement; and (vii) recording the adjustments to the consolidated statements of operations set forth above. The errors in applying purchase accounting resulted from incorrectly accounting for deferred taxes in the acquisitions of Ingersoll Dresser Pump Co. (“IDP”) in 2000 and the Flow Control Division of Invensys plc (“IFC”) in 2002 and accounting for foreign currency translations relating to the IDP acquisition in 2000 where fair value step-ups for property, plant and equipment were not pushed down to the local entity, which impacted recording subsequent asset disposals, depreciation and the related foreign currency translation effects.

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents the impact of the restatement adjustments, further described below, and of the business classified as discontinued operations that is described in Note 3, on our consolidated balance sheet as of December 31, 2003:
Consolidated Balance Sheet Information
As of December 31,

	2003

			As Restated
			with
	As Previously		Discontinued
	Reported	As Restated	Operations

	(Amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$53,522	$53,522	$53,522
Accounts receivable, net	499,873	509,872	505,949
Inventories, net	435,946	418,047	412,374
Deferred taxes	79,083	64,585	64,585
Prepaid expenses and other	22,610	16,495	26,091

Total current assets	1,091,034	1,062,521	1,062,521
Property, plant, and equipment, net	440,324	445,469	443,864
Goodwill	871,466	871,960	871,960
Deferred taxes	138,072	31,741	31,741
Other intangibles assets, net	167,282	169,084	169,084
Other assets, net	92,475	99,737	101,342

Total assets	$2,800,653	$2,680,512	$2,680,512

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	262,553	253,926	250,614
Accrued liabilities	283,538	283,121	286,433
Debt due within one year	66,492	71,035	71,035
Deferred taxes	20,075	—	—

Total current liabilities	632,658	608,082	608,082
Long-term debt due after one year	879,766	879,766	879,766
Retirement obligations and other liabilities	467,481	370,201	370,201
Shareholders’ equity	820,748	822,463	822,463

Total liabilities and shareholders’ equity	$2,800,653	$2,680,512	$2,680,512

The restatement of the consolidated balance sheet corrects for the following errors:

•	Accounts receivable, net, increased $10.0 million at December 31, 2003, primarily from recording an accounts receivable factoring arrangement in one foreign location, previously reported as a sale, as a secured borrowing ($4.5 million), errors in accounting for one long-term contract ($4.0 million), and errors in account reconciliations and other individually insignificant items ($1.5 million).

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Inventories, net decreased $17.9 million at December 31, 2003, primarily due to errors in the following (in thousands):

Long-term contract accounting	$(9,507)
Inventory valuation — obsolete and slow moving	(2,421)
Inventory valuation — LIFO	(1,947)
Inventory valuation — lower of cost or market adjustment	(1,211)
Intercompany reconciliations	(806)
Other adjustments to correct reconciliation of underlying records	(2,007)

Total inventories, net	$(17,899)

•	Prepaid expenses and other decreased $6.1 million primarily due to reclassification in tax matters ($6.4 million) partially offset by other reconciling items ($0.3 million).

•	Current and non-current deferred tax assets decreased $14.5 million and $106.3 million at December 31, 2003, respectively, to correct errors in recording deferred taxes for purchase accounting, the tax effects of restatement errors, and the tax effects of errors in accumulated other comprehensive loss. Non-current deferred tax assets have been primarily restated to properly net assets and liabilities. See also decrease in non-current deferred tax liability.

•	Property, plant and equipment, net increased $5.1 million at December 31, 2003, to correct the accounting for foreign currency translations relating to the IDP acquisition where fair value was not pushed down to the local entities’ general ledgers, disposals and abandonment of assets, depreciation and amortization due to disposals and excessive amortization periods for leasehold improvements and errors in account reconciliations. These corrections were due to errors in the following (in thousands):

Currency translation impact of push-down accounting	$11,960
Disposals and abandonments	(7,867)
Depreciation and amortization	1,052

Total property, plant and equipment, net	$5,145

•	Goodwill increased $0.5 million at December 31, 2003, primarily to correct purchase accounting related to the acquisitions of IDP in 2000 and IFC in 2002. These corrections were due to errors in the following (in thousands):

Intercompany reconciliations	$(7,133)
Fixed assets	3,133
Deferred income taxes	3,226
Other	1,268

Total goodwill	$494

•	Other intangibles, net increased $1.8 million at December 31, 2003, primarily to correct the accounting for purchased intellectual property.

•	Other assets, net increased $7.3 million at December 31, 2003, to reclassify over-funded pension plans to assets ($11.5 million), partially offset by the write down of the value of equity investments based on GAAP conforming adjustments ($3.6 million) and other reconciling items ($0.6 million).

•	Accounts payable decreased $8.6 million at December 31, 2003, to record the adjustments resulting from intercompany account reconciliations ($10.1 million) and other reconciling items ($0.2 million) partially offset by an accrual on long-term contract costs ($1.7 million).

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Accrued liabilities decreased $0.4 million at December 31, 2003, to correct errors in the following (in thousands):

Tax Matters	$(7,823)
Intercompany reconciliations	(708)
Purchased intellectual property	3,542
Unclaimed property	3,227
Financial derivatives	(747)
Other accruals	2,092

Total accrued liabilities	$(417)

•	Debt due within one year increased $4.5 million at December 31, 2003, to correct the accounts receivable factoring arrangement as a secured borrowing rather than as a sale.

•	Current and non-current deferred tax liabilities decreased $20.1 million and $101.9 million, respectively, at December 31, 2003, to correct errors in deferred taxes, the tax effects of errors in the restatement and the tax effects of errors in accumulated other comprehensive loss. Non-current deferred tax liabilities have been primarily restated to properly net assets and liabilities. See also decrease in non-current deferred tax assets.

•	Retirement obligations and other liabilities increased by $4.6 million at December 31, 2003, excluding the decrease of $101.9 million in non-current deferred tax liabilities discussed above, primarily to reclassify over-funded pension plans to other assets, net as described above ($11.5 million) offset by correcting the actuarially determined obligations and accounting for several non-U.S. pension plans in accordance with GAAP and the related liabilities that meet the criteria of a defined benefit plan ($5.8 million) and other reconciling items ($1.1 million).
      Our consolidated statements of cash flows for the years ended December 31, 2003 and 2002, were also restated for the items discussed above. The following table presents the major subtotals in our 2003 and 2002 consolidated statements of cash flows and the related impact of the restatement adjustments discussed above:
Condensed Consolidated Statements of Cash Flows Information
For the Years Ended December 31, 2003 and 2002

	2003		2002

	As Previously		As Previously
	Reported	As Restated	Reported	As Restated

		(Amounts in thousands)
Net cash flows provided (used) by:
Operating activities	$184,019	$181,304	$248,852	$249,028
Investing activities	(26,581)	(26,581)	(557,222)	(557,222)
Financing activities	(165,767)	(162,798)	328,078	327,648
Effect of exchange rate changes on cash	12,606	12,606	8,037	8,037

Net change in cash and cash equivalents	4,277	4,531	27,745	27,491
Cash and cash equivalents at beginning of year	49,245	48,991	21,500	21,500

Cash and cash equivalents at end of year	$53,522	$53,522	$49,245	$48,991

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The footnotes contained in these consolidated financial statements also reflect the impact of the restatement discussed in this footnote.

3.	DISCONTINUED OPERATIONS
      In November 2004, we sold our Government Marine Business Unit (“GMBU”), a business within our Flowserve Pump Division (“FPD”), to Curtiss-Wright Electro-Mechanical Corporation for approximately $28 million, generating a pre-tax gain of $7.4 million after the allocation of approximately $8 million of FPD goodwill and $1 million of intangible assets. GMBU, which provided pump technology and service for U.S. Navy submarines and aircraft carriers, did not serve our core market and represented only a small part of our total pump business. We used net proceeds from the disposition of GMBU to reduce our outstanding indebtedness. As a result of this sale, we have presented the assets, liabilities and results of operations of the GMBU as discontinued operations for all periods included.
      GMBU generated the following results of operations:

	2004	2003	2002

		(As restated)	(As restated)
	(Amounts in millions)
Sales	$21.6	$24.4	$25.7
Cost of sales	17.6	19.9	19.6
Selling, general and administrative expense	2.4	2.3	2.8
Earnings before income taxes	1.6	2.2	3.3
Provision for income taxes	0.6	0.8	1.2

Results of discontinued operations, net of tax	$1.0	$1.4	$2.1

2004

(Amounts in millions)
Pretax gain from sale of discontinued operations	$7.4
Provision for income taxes	4.4

Gain on sale of discontinued operations, net of tax	$3.0

      GMBU’s assets and liabilities have been reclassified to prepaid expenses and other, property, plant and equipment, net, accounts payable and accrued liabilities to reflect discontinued operations. As of December 31, 2003, GMBU’s assets and liabilities consisted of the following:

(As restated)

(Amounts in millions)
Accounts receivable, net	$3.9
Inventory, net	5.7
Property, plant and equipment, net	1.6
Goodwill	7.8
Other intangible assets, net	1.4

Total assets	$20.4

Accounts payable	3.3
Accrued liabilities	2.0

Total liabilities	$5.3

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	ACQUISITIONS
      We acquired the remaining 75% interest in Thompsons, Kelly and Lewis, Pty. Ltd (“TKL”) an Australian manufacturer and supplier of pumps, during March 2004. The incremental interests acquired were accounted for as a step acquisition and TKL’s results of operations have been consolidated since the date of acquisition. The estimated fair value of the net assets acquired (including approximately $2.2 million of cash acquired) exceeded the cash paid of $12 million and, accordingly, no goodwill was recognized. The 2004 consolidated statement of operations includes 2004 TKL sales of $35 million and the 2004 consolidated balance sheet includes TKL assets of approximately $31 million at December 31, 2004.
      Invensys Flow Control — On May 2, 2002, we completed the acquisition of Invensys plc’s flow control division (IFC) for a contractual purchase price of $535 million, subject to adjustment pursuant to the terms of the purchase and sale agreement. This purchase price was subsequently reduced by $2.2 million in the fourth quarter of 2003, which yielded a final contractual purchase price of $532.8 million. The reduction related to the finalization of balances at the date of acquisition for cash, related party activity and tax payments. In addition, we incurred $6.1 million of costs associated with consummation of the acquisition including fees for investment banking, legal, actuarial and accounting services. The aggregate purchase price for IFC, including such fees was $538.9 million.
      The operating results of IFC have been included in the consolidated statements of operations since the date of acquisition. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair value at the date of acquisition. IFC manufactures valves, actuators, and associated flow control products, and provides us with a more balanced mix of sales among pumps, valves and seals as well as a more diversified geographic and end market mix. The table below reflects unaudited pro forma results as if the IFC acquisition had taken place at the beginning of 2002, including estimated purchase accounting adjustments and financing costs.

2002

(As restated)
(Amounts in
thousands,
except per
share amounts)
Net Sales	$2,385,373
Operating income	182,650
Net earnings	46,903
Net earnings per share — basic	0.90
Net earnings per share — diluted	0.90
      The pro forma information does not purport to represent what our consolidated results of operations actually would have been had such transactions or events occurred on the dates specified, or to project our consolidated results of operations for any future period.

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the IFC acquisition:

(As restated)

(Amounts in millions)
Current assets	$168
Non-current assets, excluding goodwill	185
Goodwill(1)	304

Total assets acquired	657

Current liabilities(2)	$84
Non-current liabilities	34

Total liabilities assumed	118

Net assets acquired	$539

(1)	Includes $151.2 million that we consider deductible for income tax purposes.

(2)	Represents $90 million of current liabilities reduced by $6.1 million of transaction costs incurred.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS
      Goodwill and indefinite-lived intangible assets are tested for impairment at December 31 or whenever events or circumstances indicate impairment may exist. Impairment for goodwill and indefinite-lived intangibles is assessed at the reporting unit level. We consider each of our three operating segments to constitute distinct reporting units and, therefore, assess impairment at the operating segment level.
      The following table provides information about our changes in 2004 to intangible assets:

	December 31, 2004

		Beginning			Ending
	Useful Life	Gross	Change Due	Disposals/	Gross	Accumulated
	(Years)	Amount	to Currency	Impairment	Amount	Amortization

	(Amounts in thousands, except years)
Finite-lived intangible assets:
Engineering drawings(2)	10-22.5	$82,383	$676	$(1,397)	$81,662	$(18,371)
Distribution networks	15	13,700	—	—	13,700	(4,034)
Software	10	5,900	—	—	5,900	(2,606)
Patents	9.5-15.5	28,396	785	—	29,181	(8,640)
Other	3-40	13,532	491	—	14,023	(10,584)

		$143,911	$1,952	$(1,397)	$144,466	$(44,235)

Indefinite-lived intangible assets — Trademarks(3)(4)		$59,173	$1,061	$(979)	$59,255	$(1,483)

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table provides information about our changes in 2003 to intangible assets:

	December 31, 2003

		Beginning		Purchase	Ending
	Useful Life	Gross	Change Due	Price	Gross	Accumulated
	(Years)	Amount	to Currency	Allocation(1)	Amount	Amortization

	(As restated)
	(Amounts in thousands, except years)
Finite-lived intangible assets:
Engineering drawings(2)	10-22.5	$81,010	$1,373	$—	$82,383	$(13,665)
Distribution networks	15	13,700	—	—	13,700	(3,121)
Software	10	5,900	—	—	5,900	(2,016)
Patents	9.5-15.5	26,871	1,525	—	28,396	(5,520)
Other	3-40	13,150	382	—	13,532	(8,195)

		$140,631	$3,280	$—	$143,911	$(32,517)

Indefinite-lived intangible assets — Trademarks(3)		$63,258	$(799)	$(3,286)	$59,173	$(1,483)

(1)	We recorded $3.3 million of adjustments between trademarks and goodwill resulting from refinements in the purchase price allocation for the IFC acquisition during the allocation period of the transaction.

(2)	Engineering drawings represent the estimated fair value associated with specific product and component schematics. These assets have been recognized as a result of our acquisitions of IFC and IDP and were valued based upon independent third party appraisals.

(3)	Accumulated amortization for indefinite-lived intangible assets relates to amounts recorded prior to the implementation date of SFAS No. 142, “Goodwill and Other Intangible Assets”.

(4)	During 2004, we evaluated the fair value of our trademarks and recorded an impairment charge of $979,000 related to one of the trademarks we acquired from IFC. This charge is included in selling, general and administrative expense on the accompanying consolidated statement of operations.
      The following schedule outlines actual amortization recognized during 2004 and an estimate of future amortization based upon the finite-lived intangible assets owned at December 31, 2004:

Amortization
Expense

(Amounts in
thousands)
Actual for year ended December 31, 2004	$10,691
Estimate for year ending December 31, 2005	9,907
Estimate for year ending December 31, 2006	9,907
Estimate for year ending December 31, 2007	9,140
Estimate for year ending December 31, 2008	8,505
Estimate for year ending December 31, 2009	8,505
Thereafter	54,267

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 are as follows:

	Flowserve	Flow	Flow
	Pump	Solutions	Control	Total

	(Amounts in thousands)
Balance — January 1, 2003 (As restated)	$470,180	$29,512	$326,150	$825,842
Refinements to IFC purchase price	—	—	31,612	31,612
Resolution of tax contingencies	(1,100)	—	(1,492)	(2,592)
Other	442	—	—	442
Currency translation	4,032	2,754	9,870	16,656

Balance — December 31, 2003 (As restated)	$473,554	$32,266	$366,140	$871,960
Reduction in restructuring reserves	—	—	(2,272)	(2,272)
Resolution of tax contingencies	(7,438)	—	499	(6,939)
Sale of GMBU	(7,824)	—	—	(7,824)
Other	(204)	—	760	556
Currency translation	1,808	1,352	6,710	9,870

Balance — December 31, 2004	$459,896	$33,618	$371,837	$865,351

6.	FACTORING OF ACCOUNTS RECEIVABLE
      Through our European subsidiaries, we engage in non-recourse factoring of certain accounts receivable. The various agreements have different terms, including options for renewal and mutual termination clauses. Under our 2000 Credit Facilities as described in Note 12, such factoring was generally limited to $50 million, based on the due date of the factored receivables. The limit on factoring was raised to $75 million under the New Credit Facilities, which were entered into in August 2005, and are fully described in Note 12.
      At December 31, 2004 and 2003, respectively, we had received, using end of period exchange rates, a U.S. dollar equivalent of approximately $26 million and $24 million, respectively, in cash from our most significant factoring agreement, which represents the factor’s purchase of $32 million and $30 million of our receivables, respectively.
      Additionally, we maintain numerous other individually less significant factoring agreements. In the aggregate, the total cash received from the factoring of receivables under these agreements totaled $20 million and $25 million at December 31, 2004 and 2003, respectively. One of these agreements was determined to represent a leveraged borrowing, as opposed to a sale of receivables. Accordingly, we have reported the aggregate cash received from this facility as a component of short-term debt in the amount of $6.4 million and $4.5 million at December 31, 2004 and 2003, respectively.
      In 2004, under all of our factoring agreements worldwide, we recognized, using year-end exchange rates, losses of approximately $2.0 million in factoring receivables, which compares with a total loss of $1.6 million and $0.2 million in 2003 and 2002, respectively.

7.	INVENTORIES
      Inventories are stated at lower of cost or market. Cost is determined for principally all U.S. inventories by the LIFO method and for non-U.S. inventories by the FIFO method.

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Inventories and the method of determining costs were:

	2004	2003

		(As restated)
	(Amounts in thousands)
Raw materials	$129,472	$115,695
Work in process	201,368	229,049
Finished goods	223,785	230,234
Less progress billings	(59,048)	(92,490)
Less excess and obsolete reserve	(60,829)	(43,354)

	434,748	439,134
LIFO reserve	(33,076)	(26,760)

Net inventory	$401,672	$412,374

Percent of inventory accounted for by:
LIFO	45%	50%
FIFO	55%	50%
      During 2004, 2003 and 2002 we recognized expenses of $26.0 million, $22.5 million and $13.5 million, respectively, for obsolete and excess inventory. These expenses are included in cost of sales in our consolidated statements of operations.

8.	RESTRUCTURING AND ACQUISITION RELATED CHARGES
      Restructuring Costs — IFC — In conjunction with the IFC acquisition during 2002, we initiated a restructuring program designed to reduce costs and eliminate excess capacity by closing 18 valve facilities, including 10 service facilities, and reducing sales and related support personnel. Our actions, some of which were approved and committed to in 2002 with the remaining actions approved and committed to in 2003, resulted in a gross reduction of 847 positions and a net reduction of 633 positions. Net position eliminations represent the gross positions eliminated from the closed facilities offset by positions added at the receiving facilities, which are required to produce the products transferred into the receiving facilities.
      We established a restructuring program reserve of $11.0 million upon acquisition of IFC, and increased the reserve by a total of $9.6 million in the latter half of 2002. We recognized additional accruals of $4.5 million in 2003 for this program, primarily related to the closure of certain valve service facilities and the related reductions in workforce. Based upon revised forecasts of costs to be incurred, we recognized a reduction of $2.3 million to the IFC restructuring reserve during 2004. Since the portion of the reserve affected by the estimate was created through goodwill recognition, the reduction to the reserve was recorded via a decrease to goodwill. Cash expenditures against the accrual were $3.4 million in 2004, $11.6 million in 2003, and $4.2 million in 2002. The remaining accrual of $3.6 million reflects payments made in 2005 and payments expected thereafter for severance obligations due to terminated personnel in Europe of $2.1 million as well as lease and other contract termination and other exit costs of $1.5 million.
      Cumulative costs of $7.2 million associated with the closure of our facilities through December 31, 2003, have been recognized as restructuring expense in operating results, whereas cumulative costs associated with the closure of IFC facilities of $17.9 million, including related deferred taxes of $6.2 million, became part of the purchase price allocation of the transaction. The effect of these closure costs increased the amount of goodwill otherwise recognizable as a result of the IFC acquisition.

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following illustrates activity related to the IFC restructuring reserve:

		Other
	Severance	Exit Costs	Total

	(Amounts in millions)
Balance created on June 5, 2002	$6.9	$4.1	$11.0
Additional accruals	6.9	2.7	9.6
Cash expenditures	(3.1)	(1.1)	(4.2)

Balance at December 31, 2002	10.7	5.7	16.4
Additional accruals	3.8	0.7	4.5
Cash expenditures	(8.8)	(2.8)	(11.6)

Balance at December 31, 2003	5.7	3.6	9.3
Non-cash adjustments	(1.4)	(0.9)	(2.3)
Cash expenditures	(2.2)	(1.2)	(3.4)

Balance at December 31, 2004	$2.1	$1.5	$3.6

      Integration Costs — IFC — We also incurred acquisition-related integration expense during 2003 and 2002 in conjunction with IFC, which is summarized below:

	2003	2002

	(Amounts in millions)
Personnel and related costs	$7.9	$8.4
Transfer of product lines	4.6	3.5
Asset impairments	4.2	0.8
Other	3.1	3.5

IFC integration expense	$19.8	$16.2

Cash expense	$15.6	$15.1
Non-cash expense	4.2	1.1

IFC integration expense	$19.8	$16.2

      The acquisition-related activities resulted in integration costs as categorized above and further defined as follows. Personnel and related costs include payroll, benefits, consulting fees, and retention and integration performance bonuses paid to our employees and contractors for the development, management and execution of the integration plan. Transfer of product lines includes costs associated with the transfer of product lines as well as realignment required in the receiving facilities. Asset impairments reflect the loss on disposal of property, plant and equipment at the IFC facilities closed and disposal of inventory for discontinued product lines when the remaining facilities were combined. The other category includes costs associated with information technology integration, legal entity consolidations, legal entity name changes, signage, new product literature and other. None of these other integration expense items individually exceeded $0.5 million.
      Remaining Restructuring and Integration Costs — IFC — We have largely completed our restructuring and integration programs related to IFC, except for payments for certain outstanding European activities. We expect to incur no additional restructuring and integration expenses in connection with these programs. Payments from the restructuring accrual will continue into 2005 and beyond due to the timing of severance obligations committed to in Europe.

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	STOCK-BASED COMPENSATION PLANS
      Restricted Stock and Stock Option Plans — The Flowserve Corporation 2004 Stock Compensation Plan (the “2004 Plan”), which was established on April 21, 2004, authorized the issuance of up to 3,500,000 shares of common stock through grants of restricted stock, stock options and other equity-based awards. Of the 3,500,000 shares of common stock that have been authorized under the 2004 Plan, 3,217,653 remain available for issuance. In addition to the 2004 Plan, we maintain other shareholder-approved plans that permit the issuance of our common stock through grants of various equity-based awards. As of December 31, 2004, approximately 111,611 shares of common stock remained available for stock option grants under these other plans. Options granted to officers, other employees and directors allow for the purchase of common shares at or above the fair market value of our stock on the date the options are granted, although no options have been granted above fair market value. Generally, options, whether granted under the 2004 Plan or one of the other previously approved plans, become exercisable over a staggered period ranging from one to five years (most typically from one to three years). Options generally expire ten years from the date of the grant or within a short period of time following the termination of employment or cessation of services by an option holder; however, as described in greater detail below, the expiration provisions relating to certain outstanding option awards were modified during 2005.
      Information concerning stock options issued to officers, other employees and directors under all plans is presented in the following table:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Number of shares under option:
Outstanding — beginning of year	3,096,317	$21.72	2,878,251	$22.41	3,402,318	$21.86
Granted	234,520	23.03	403,820	18.98	371,356	25.09
Exercised	(323,904)	19.09	(28,500)	17.39	(739,232)	20.74
Cancelled	(186,773)	24.81	(157,254)	27.94	(156,191)	23.64

Outstanding — end of year	2,820,160	$21.93	3,096,317	$21.72	2,878,251	$22.41

Exercisable — end of year	2,269,979	$21.98	2,184,113	$22.10	1,791,764	$22.75

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The weighted average, remaining contractual life of options outstanding at December 31, 2004 is 4.0 years. Additional information relating to the ranges of options outstanding at December 31, 2004, is as follows:

		Options Outstanding		Options Exercisable

	Weighted Average		Weighted Average		Weighted Average
Range of Exercise	Remaining	Number	Exercise Price	Number	Exercise Price
Prices per Share	Contractual Life	Outstanding	per Share	Outstanding	per Share

$ 0.00 - 11.82	0.01	1,576	$1.25	1,576	$1.25
$11.82 - 15.76	5.98	62,759	13.39	62,759	13.39
$15.76 - 19.70	3.69	1,512,292	18.43	1,285,033	18.30
$19.70 - 23.63	6.00	286,784	22.99	55,264	22.80
$23.63 - 27.57	4.30	658,169	26.06	566,767	26.25
$27.57 - 31.51	2.61	216,300	30.00	216,300	30.00
$31.51 - 35.45	7.30	12,600	32.12	12,600	32.12
$35.45 - 39.39	1.83	69,680	35.88	69,680	35.88

		2,820,160	$21.93	2,269,979	$21.98

      Disclosure of pro forma information regarding net earnings and earnings per share as if we had accounted for our stock options granted subsequent to December 31, 1994, under a fair value method is presented in Note 1. The options granted had a weighted average fair value per share on the grant date of $10.83 in 2004, $8.93 in 2003 and $11.70 in 2002. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The “fair value” for these options at the date of grant was estimated using the Black-Scholes option pricing model.
      The assumptions used in calculating the expense for stock option awards are as follows:

	2004	2003	2002

Risk-free interest rate	4.8%	5.1%	5.2%
Dividend yield	—	—	—
Stock volatility	44.1%	46.1%	45.6%
Average expected life (years)	6.8	7.5	7.2
Forfeiture rate	9.5%	8.4%	7.8%
      Since the determination of the fair value of all options granted includes an expected volatility factor and additional option grants are expected each year, the above pro forma disclosures may not be representative of effects for future years.
      Restricted Stock Plans — In addition to the 2004 Plan, we also have restricted stock plans that authorize us to grant up to 5,569 additional shares of common stock or units with rights commensurate with restricted stock to employees and non-employee directors. In general, the restrictions on the shares and units do not expire for a minimum of one year and a maximum of ten years and are subject to forfeiture during the restriction period. Most typically, restricted share grants have staggered vesting periods over one to three years from grant date. The intrinsic value of the shares and units, which is typically the product of share price at the date of grant and the number of shares and units granted, is amortized on a straight-line basis to compensation expense over the periods in which the restrictions lapse. Any cumulative recognized expense related to restricted stock or units forfeited is reversed upon forfeiture, at which time the forfeited grant is recorded in treasury stock.

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information regarding the restricted stock plans:

	Year Ended December 31,

	2004	2003	2002

Shares and units granted during the year	288,447	39,275	31,100
Weighted average grant date fair value per share	$23.00	$17.20	$27.20
Compensation expense, net of forfeitures of previously recognized expense (in thousands)	$1,821	$608	$719
Unexpired shares and units with unmet restrictions at December 31	317,799	94,543	79,232
      Modifications — During 2005, we made a number of modifications to our stock plans, including the acceleration of certain restricted stock grants and outstanding options, as well as the extension of the exercise period associated with certain outstanding options. These modifications resulted from severance agreements with former executives and from our decision to temporarily suspend option exercises. As a result of the modifications primarily associated with the severance agreements with former executives, we recorded additional stock-based compensation expense in 2005 of approximately $7 million based upon the intrinsic values of the awards on the dates the modifications were made.
      On June 1, 2005, we took action to extend to December 31, 2006, the regular term of certain options granted to employees, including executive officers, qualified retirees and directors, which were scheduled to expire in 2005. Subsequently, we took action on November 4, 2005, to extend the exercise date of these options, and options expiring in 2006, to January 1, 2009. We thereafter concluded, however, that recent regulatory guidance issued under section 409A of the Internal Revenue Code might cause the recipients of the extended options to become subject to unintended adverse tax consequences under section 409A. Accordingly, effective December 14, 2005, the Organization and Compensation Committee of the Board of Directors partially rescinded, in accordance with the regulations, the extensions of the regular term of these options, to provide as follows:

(i)	the regular term of options otherwise expiring in 2005 will expire 30 days after the options first become exercisable when our SEC filings have become current and an effective SEC Form S-8 Registration Statement has been filed with the SEC, and

(ii) the regular term of options otherwise expiring in 2006 will expire on the later of:

(1) 75 days after the regular term of the option as originally granted expires, or

(2) December 31, 2006 (assuming the options become exercisable in 2006 for the reasons included in (i) above).
      These extensions are subject to our shareholders approving certain applicable plan amendments at our next annual shareholder’s meeting, tentatively scheduled for April 2006. If shareholders do not approve the plan amendments as currently posed in our proxy statement, these extension actions will become void. If such plan amendments are approved at our next annual shareholder meeting, the extensions will be considered as a stock modification for financial reporting purposes subject to the recognition of a non-cash compensation charge in accordance with SFAS No. 123(R).
      The earlier extension actions also extended the option exercise period available following separation from employment for reasons of death, disability and termination not for cause or certain voluntary separations. These separate extensions were partially rescinded at the December 14, 2005, meeting of the Organization and Compensation Committee of the Board of Directors, and as so revised are currently effective and not subject to shareholder approval. The exercise period available following such employment separations has been extended to the later of (i) 30 days after the options first became exercisable when our SEC filings have

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
become current and an effective SEC Form S-8 Registration Statement has been filed with the SEC, or (ii) the period available for exercise following separation from employment under the terms of the option as originally granted. This extension is considered for financial reporting purposes as a stock modification subject to the recognition of a non-cash compensation charge in accordance with APB No. 25, of approximately $1 million in 2005. The extension of the exercise period following separation from employment does not apply to option exercise periods governed by a separate separation contract or agreement.

10.	DERIVATIVES AND HEDGING ACTIVITIES
      We enter into forward contracts to hedge our risks associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction. Our risk management and derivatives policy specifies the conditions under which we may enter into derivative contracts. At December 31, 2004 and 2003, we had approximately $139.3 million and $75.1 million, respectively, of notional amount in outstanding forward contracts with third parties. At December 31, 2004, the maximum length of any forward contract currently in place was 17 months.
      Certain of our forward contracts do not qualify for hedge accounting. The fair value of these outstanding forward contracts at December 31, 2004 and 2003 was an asset of $3.4 million and $4.7 million, respectively. Unrealized gains (losses) from the changes in the fair value of these forward contracts of approximately $(2.5) million, $1.6 million, and $2.9 million, net of tax, for the years ended December 31, 2004, 2003 and 2002, respectively, are included in other (expense) income, net in the consolidated statements of operations. The fair value of outstanding forward contracts qualifying for hedge accounting was a liability of $2.3 million at both December 31, 2004 and 2003. Unrealized gains (losses) from the changes in the fair value of qualifying forward contracts and the associated underlying exposures of $(0.2) million, $0.5 million, and $24,000, net of tax, as of December 31, 2004, 2003 and 2002, respectively, are included in other comprehensive income (expense) in the consolidated statements of shareholders’ equity.
      Also as part of our risk management program, we enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. At December 31, 2004 and 2003, we had $125.0 million and $215.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties. At December 31, 2004, the maximum length of any interest rate contract currently in place was approximately two years. At December 31, 2004 and 2003, the fair value of the interest rate swap agreements was a liability of $3.4 million and $7.6 million, respectively.
      During 2004, we entered into a compound derivative contract to hedge exposure to both currency translation and interest rate risks associated with our European Investment Bank (“EIB”) loan. The notional amount of the derivative was $85 million, and it served to convert floating rate interest rate risk to a fixed rate, as well as U.S. dollar currency risk to Euros. The derivative matures in 2011. At December 31, 2004, the fair value of this derivative was a liability of $15.9 million. This derivative contract did not qualify for hedge accounting. The unrealized loss on the derivative, offset with the foreign translation gain on the underlying loan aggregate to $5.1 million, and are included in other (expense) income, net in the consolidated statements of operations.
      We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under forward contracts and interest rate swap agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties. Additionally, we are exposed to risk of our derivative contracts not qualifying for hedge accounting.

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Hedging related transactions recorded to other comprehensive income (expense), net of deferred taxes, are summarized below:

	Other Comprehensive Income (Expense)

	2004	2003	2002

		(As restated)	(As restated)
	(Amounts in thousands)
Reclassification to earnings for settlements during the year:
Forward contracts	$(458)	$(24)	$(106)
Interest rate swap agreements	2,689	3,014	4,336
Change in fair value:
Forward contracts	(190)	458	24
Interest rate swap agreements	(162)	(1,574)	(6,603)

Year ended December 31	$1,879	$1,874	$(2,349)

      The following amounts, net of deferred taxes, represent the expected recognition into earnings for hedging contracts based on their fair values at December 31, 2004:

	Forward Contracts	Interest Rate Swaps	Total

	(Amounts in millions)
2005	$(0.1)	$(1.3)	$(1.4)
2006	(0.1)	(0.9)	(1.0)

Total	$(0.2)	$(2.2)	$(2.4)

11. DETAILS OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS
      The following tables present financial information of certain consolidated balance sheet captions.
      Accounts Receivable, net — Accounts receivable, net were:

	December 31,

	2004	2003

		(As restated)
	(Amounts in thousands)
Trade receivables	$333,334	$427,527
Current portion of residual interest on securitized receivables	80,570	—
Other receivables	79,860	97,063
Allowance for doubtful accounts	(8,694)	(18,641)

Accounts receivable, net	$485,070	$505,949

      In 2004, $6.1 million of receivables were reclassified to other assets, net including the related reserve of $3.2 million. Also in 2004, $3.5 million of the allowance for doubtful accounts was included with the accounts receivable sold under our securitization program, which is more fully described in Note 12.

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Property, Plant, and Equipment, net — Property, plant and equipment, net were:

	December 31,

	2004	2003

		(As restated)
	(Amounts in thousands)
Land	$67,531	$63,115
Buildings, improvements, furniture, and fixtures	416,560	392,034
Machinery, equipment, capital leases, and construction in progress	430,338	400,551

Gross property, plant and equipment	914,429	855,700
Less accumulated depreciation	(464,127)	(411,836)

Property, plant and equipment, net	$450,302	$443,864

      Depreciation expense for continuing operations in the amount of $47.4 million, $45.3 million and $41.4 million for the years ended December 31, 2004, 2003 and 2002, respectively, is included in cost of sales in the consolidated statements of operations, with the remaining depreciation expense included in selling, general and administrative expense.
      Other Assets, net — Other assets, net were:

	December 31,

	2004	2003

		(As restated)
	(Amounts in thousands)
Investments in unconsolidated affiliates	$34,260	$34,419
Prepaid financing fees	13,163	15,790
Deferred compensation funding	33,516	31,493
Other	19,342	19,640

Other assets, net	$100,281	$101,342

      Accrued Liabilities — Accrued liabilities were:

	December 31,

	2004	2003

		(As restated)
	(Amounts in thousands)
Wages, compensation and other benefits	$148,386	$99,899
Restructuring costs	3,606	9,320
Interest expense	15,379	14,409
Commissions and royalties	27,879	17,585
Progress billings in excess of accumulated costs	17,363	16,172
Warranty costs	27,683	19,176
Professional services	5,558	5,441
Legal and environmental matters	18,954	27,052
Derivative contracts	2,341	5,017
Income tax	9,336	—
Other	73,040	72,362

Accrued liabilities	$349,525	$286,433

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Other accrued liabilities includes insurance, state and local taxes, lease obligations, freight and other items, none of which individually exceed 5% of current liabilities.
      Retirement Obligations and Other Liabilities — Retirement obligations and other liabilities were:

	December 31,

	2004	2003

		(As restated)
	(Amounts in thousands)
Retirement obligations	$291,917	$275,922
Deferred taxes	23,091	34,474
Deferred compensation	8,579	6,859
Derivative contracts	15,874	—
Other	58,194	52,946

Total	$397,655	$370,201

      Other non-current liabilities includes minority interest, reserves for legal and environmental matters, reserves for uncertain tax positions and other items, none of which individually exceed 5% of non-current liabilities.

12.	DEBT AND LEASE OBLIGATIONS
      Debt, including capital lease obligations, consisted of:

	December 31,

	2004	2003

		(As restated)
	(Amounts in thousands)
Term Loan Tranche A:
U.S. Dollar Tranche, interest rate of 5.02% in 2004 and 3.74% in 2003	$76,240	$200,004
Euro Tranche, interest rate of 4.69% in 2004 and 4.65% in 2003	13,257	12,292
Term Loan Tranche C, interest rate of 5.20% in 2004 and 4.00% in 2003	233,851	465,473
Senior Subordinated Notes net of discount, interest rate of 12.25%:
U.S. Dollar denominated	187,004	186,739
Euro denominated	87,484	80,998
EIB loan, interest rate of 2.39%	85,000	—
Receivable securitization and factoring obligations	17,635	4,543
Capital lease obligations and other	1,373	752

Debt and capital lease obligations	701,844	950,801
Less amounts due within one year	44,098	71,035

Total debt due after one year	$657,746	$879,766

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Scheduled maturities of the 2000 Credit Facilities (as described below), including capital lease obligations, for the next five years and beyond are:

				Securitization,
		Senior Subordinated		Capital Leases
	Term Loans	Notes	EIB Loan	& Other	Total

	(Amounts in thousands)
2005	$25,990	$—	$—	$18,108	$44,098
2006	65,208	—	—	530	65,738
2007	34,039	—	—	—	34,039
2008	132,073	—	—	121	132,194
2009	66,038	—	—	249	66,287
Thereafter	—	$274,488	$85,000	—	359,488

Total	$323,348	$274,488	$85,000	$19,008	$701,844

      After giving effect to the refinancing, the termination of our accounts receivable securitization agreement an optional prepayment of approximately $20 million that we made at the end of 2005 and a mandatory repayment of $10.9 million that we made in January 2006 using the net proceeds from the sale of GSG, our scheduled long-term debt obligations are $1.5 million due in 2005, $0 due in 2006, $5.7 million per year due in 2007, 2008 and 2009, and $635.4 million due thereafter.
      2000 Credit Facilities — As of December 31, 2004 and 2003, our credit facilities were comprised of a $300 million revolving line of credit and Tranche A and Tranche C term loans. Tranche A consisted of a U.S. dollar denominated Tranche and a Euro denominated tranche, the latter of which was a term note due in 2006. We refer to these credit facilities collectively as our 2000 Credit Facilities. During 2004, we made scheduled principal payments of $27.5 million, mandatory principal repayments of $167.9 million, and optional principal prepayments of $160.0 million. In 2003, we made scheduled principal payments of $0.9 million and optional principal prepayments of $163.1 million. Since they typically result from payments in advance of scheduled payments both mandatory repayments and optional prepayments cause us to recognize a loss on the early write-off of prepaid financing costs.
      The following summarizes our repayment of obligations under the 2000 Credit Facilities:

	2004	2003	2002

	(Amounts in millions)
Scheduled payment	$27.5	$0.9	$33.8
Mandatory repayment	167.9	—	—
Optional prepayment	160.0	163.1	170.0
Loss on debt repayment and extinguishment	2.7	1.3	11.2
      Borrowings under our 2000 Credit Facilities bore interest at a rate equal to, at our option, either (1) the base rate (which was based on the prime rate most recently announced by the administrative agent under our 2000 Credit Facilities or the Federal Funds rate plus 0.50%) or (2) London Interbank Offered Rate (“LIBOR”), plus, in the case of Tranche A term loan and loans under the revolving line of credit, an applicable margin determined by reference to the ratio of our total debt to consolidated Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”), and, in the case of Tranche C term loan, an applicable margin based on our long-term debt ratings. In addition, we paid our lenders under our revolving line of credit a commitment fee of 0.50% per annum on the unutilized portion of the revolving line of credit and letter of credit fees with respect to each standby letter of credit outstanding under the 2000 Credit Facilities equal to a spread based on the applicable margin in effect for LIBOR borrowings under the revolving line of credit. At December 31, 2004 and 2003, we had no amounts outstanding under the revolving line of

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
credit. We had outstanding letters of credit of $51.3 million and $42.7 million at December 31, 2004 and 2003, respectively, which reduced our borrowing capacity to $248.7 million and $257.3 million, respectively.
      The 2000 Credit Facilities were collateralized by substantially all of our U.S. assets and a pledge of 65% of the stock of certain foreign subsidiaries.
      The Tranche A and Tranche C loans, which were amended and restated in connection with the IFC acquisition, had final maturities of June 2006 and June 2009, respectively.
      Senior Subordinated Notes — At December 31, 2004, we had $188.5 million and €65.0 million (equivalent to approximately $88 million at December 31, 2004 exchange rates) in face value of Senior Subordinated Notes outstanding. The Senior Subordinated Notes were originally issued in 2000 at a discount to yield 12.50%, but have a coupon rate of 12.25%. Interest on these notes was payable semi-annually in February and August. In August 2005, all remaining Senior Subordinated Notes outstanding were called by us at 106.125% of face value as specified in the loan agreement and repaid, along with accrued interest.
      New Credit Facilities — On August 12, 2005, we entered into New Credit Facilities comprised of a $600 million term loan expiring on August 10, 2012 and a $400 million revolving line of credit, which can be utilized to provide up to $300 million in letters of credit, expiring on August 12, 2010. We refer to these credit facilities collectively as our New Credit Facilities. The proceeds of borrowings under our New Credit Facilities were used to call our 12.25% Senior Subordinated Notes and retire our indebtedness outstanding under our 2000 Credit Facilities. We also replaced the letter of credit agreement guaranteeing our obligations under the EIB credit facility described below with a letter of credit issued under the new revolving line of credit.
      We incurred $9.3 million in fees related to the new facilities, of which $0.3 million were expensed in 2005. Prior to the refinancing, we had $11.8 million of unamortized deferred loan costs related to the 2000 Credit Facilities and the Senior Subordinated Notes. Based upon the final syndicate of financial institutions for the New Credit Facilities, we expensed $10.5 million of these unamortized deferred loan costs in 2005. In addition to the total loan costs of $10.8 million that were expensed, we recorded a charge of $16.5 million for premiums paid to call the Senior Subordinated Notes, for a total loss on extinguishment of $27.3 million recorded in 2005. The remaining $9.0 million of fees related to the new facilities were capitalized and combined with the remaining $1.3 million of previously unamortized deferred loan costs for a total of $10.3 million in deferred loan costs included in other assets, net. These costs will be amortized over the term of the New Credit Facilities.
      Borrowings under our New Credit Facilities bear interest at a rate equal to, at our option, either (1) the base rate (which is based on greater of the prime rate most recently announced by the administrative agent under our New Credit Facilities or the Federal Funds rate plus 0.50%) or (2) LIBOR plus an applicable margin determined by reference to the ratio of our total debt to consolidated EBITDA, which at September 30, 2005 was 1.75% for LIBOR borrowings. In addition, we pay lenders under the New Credit Facilities a commitment fee equal to a percentage, determined by reference to the ratio of our total debt to consolidated EBITDA, of the unutilized portion of the revolving line of credit, and letter of credit fees with respect to each financial standby letter of credit outstanding under our New Credit Facilities equal to a percentage based on the applicable margin in effect for LIBOR borrowings under the new revolving line of credit. The fee for performance standby letters of credit is 0.5% lower than the fee for financial standby letters of credit.
      In connection with the New Credit Facilities, during 2005 we entered into $275 million of notional amount of interest rate swaps to hedge exposure of floating interest rates. Of this total notional amount of $275 million, $130 million carried a start date of September 30, 2005 and $145 million carried a start date of December 30, 2005. These swaps, combined with the $135 million of interest rates swaps held by us at the time of the refinancing, total $410 million of notional amount of interest rate swaps outstanding at December 31, 2005.

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Our obligations under the New Credit Facilities are unconditionally guaranteed, jointly and severally, by substantially all of our existing and subsequently acquired or organized domestic subsidiaries. In addition, prior to our obtaining and maintaining investment grade credit ratings, our and the guarantors’ obligations under the New Credit Facilities are collateralized by substantially all of our and the guarantors’ assets.
      The loans under our New Credit Facilities are subject to mandatory repayment with, in general:

•	100% of the net cash proceeds of asset sales; and

•	Unless we attain and maintain investment grade credit ratings:

•	75% of our excess cash flow, subject to a reduction based on the ratio of our total debt to consolidated EBITDA;

•	50% of the proceeds of any equity offerings; and

•	100% of the proceeds of any debt issuances (subject to certain exceptions).
      We may prepay loans under our New Credit Facilities in whole or in part, without premium or penalty.
      Our New Credit Facilities contain, among other things, covenants restricting our and our subsidiaries’ ability to dispose of assets, merge, pay dividends, repurchase or redeem capital stock and indebtedness, incur indebtedness and guarantees, create liens, enter into agreements with negative pledge clauses, make certain investments or acquisitions, enter into sale and leaseback transactions, enter into transactions with affiliates, make capital expenditures, or engage in any business activity other than our existing business. Our New Credit Facilities also contain covenants requiring us to deliver to lenders our audited annual and unaudited quarterly financial statements and leverage and interest coverage financial covenants. The New Credit Facilities require delivery of the December 31, 2004 audited financial statements by December 31, 2005 and delivery of the December 31, 2005 audited annual financial statements by May 30, 2006. We have received a waiver from our lenders to deliver the December 31, 2004 audited annual financial statements by February 28, 2006. Further, we are required to furnish within 50 days of the end of each interim quarter of each year our unaudited consolidated balance sheet and related statements of operations, shareholders’ equity, and cash flows. Under the leverage covenant, the maximum permitted leverage ratio steps down beginning in the fourth quarter of 2006, with a further step-down beginning in the fourth quarter of 2007. Under the interest coverage covenant, the minimum required interest coverage ratio steps up beginning in the fourth quarter of 2006, with a further step-up beginning in the fourth quarter of 2007. Compliance with these financial covenants under our New Credit Facilities is tested quarterly. We complied with the covenants as of September 30, 2005.
      Our New Credit Facilities include events of default usual for these types of credit facilities, including nonpayment of principal or interest, violation of covenants, incorrectness of representations and warranties, cross defaults and cross acceleration, bankruptcy, material judgments, ERISA events, actual or asserted invalidity of the guarantees or the security documents, and certain changes of control of our company. The occurrence of any event of default could result in the acceleration of our and the guarantors’ obligations under the New Credit Facilities.
      EIB Credit Facility — On April 14, 2004, we and one of our European subsidiaries, Flowserve B.V., entered into an agreement with EIB, pursuant to which EIB agreed to loan us up to €70 million, with the ability to draw funds in multiple currencies, to finance in part specified research and development projects undertaken by us in Europe. Borrowings under the EIB credit facility bear interest at a fixed or floating rate of interest agreed to by us and EIB with respect to each borrowing under the facility. Loans under the EIB credit facility are subject to mandatory repayment, at EIB’s discretion, upon the occurrence of certain events, including a change of control or prepayment of certain other indebtedness. In addition, the EIB credit facility contains covenants that, among other things, limit our ability to dispose of assets related to the financed project and require us to deliver to EIB our audited annual financial statements within 30 days of publication.

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Our obligations under the EIB credit facility are guaranteed by a letter of credit outstanding under our New Credit Facilities.
      In August 2004 we borrowed $85 million at a floating interest rate based on 3-month U.S. LIBOR that resets quarterly. As of December 31, 2004, the interest rate was 2.39%. The maturity of the amount drawn is June 15, 2011, but may be repaid at any time without penalty. Concurrent with borrowing the $85 million we entered into a derivative contract with a third party financial institution, swapped this principal amount to €70.6 million and fixed the LIBOR portion of the interest rate to a fixed interest rate of 4.19% through the scheduled repayment date. We have not applied hedge accounting to the derivative contract, and the change in fair value of approximately $5.1 million is included in other (expense) income, net in our consolidated statements of operations.
      Accounts Receivable Securitization — In October 2004, Flowserve US Inc., one of our wholly owned subsidiaries, and Flowserve Receivables Corporation (“FRC”), a wholly owned subsidiary of Flowserve US Inc., entered into a receivables purchase agreement (“RPA”) with Jupiter Securitization Corporation (“Jupiter”) and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA) whereby FRC could obtain up to $75 million in financing on a revolving basis by securitizing certain U.S.-based trade receivables.
      To obtain financing, Flowserve US Inc. transferred certain receivables to FRC, which was formed solely for this accounts receivable securitization program. Pursuant to the RPA, FRC then sold undivided purchaser interests in these receivables to Jupiter, which then pooled these interests with other unrelated interests and issued short-term commercial paper, which was repaid from cash flows generated by collections on the receivables. Flowserve US Inc. continued to service the receivables for a servicing fee of 0.5% of the average net receivable balance. No servicing liability was recognized at December 31, 2004 because the amount was immaterial due to the short-term average collection period of the securitized receivables. FRC has no recourse against Flowserve US Inc. for failure of the debtors to pay when due. As of December 31, 2004, FRC had secured $60 million in financing under the program. The proceeds were used to repay $16 million and $44 million of Tranche A and Tranche C bank term loans, respectively, outstanding under our 2000 Credit Facilities.
      We account for this transaction in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities-a Replacement of FASB Statement No. 125”. Under this guidance and in conjunction with the initial transaction, Flowserve US Inc. transferred $121.4 million of receivables (net of an allowance for doubtful accounts of $6.0 million), which included $2.9 million of long-term receivables (net of an allowance for doubtful accounts of $3.2 million) to FRC, and FRC incurred a loss of $0.2 million on the subsequent sale of purchaser interests to Jupiter. At the time the purchaser interests were sold to Jupiter, $48.7 million of the receivables transferred to FRC were removed from FRC’s financial statements, and FRC further recorded short-term debt of $11.3 million. Borrowings under the facility in excess of $11.3 million are excluded from our debt balance in the consolidated balance sheets but included for purposes of covenant calculations under the 2000 Credit Facilities.
      FRC retains a subordinate interest in the receivables, which represents the amount in excess of purchaser interests transferred to Jupiter. The short-term portion of $80.6 million of this subordinate interest is included in accounts receivable, net on the consolidated balance sheet. The long-term portion of $2.9 million of this subordinate interest is included in the other assets, net on the consolidated balance sheet. FRC’s subordinate interest in the receivables at the time of the initial transaction was $61.6 million, of which $2.9 million was classified as long-term. Our retained interest in the receivables is recorded at the present value of its estimated net realizable value. Calculation of the retained interest in the receivables at the time of the initial transaction and at December 31, 2004 is based on an assumed days sales outstanding (“DSO”) of 60 days and a discount rate of 4.7% based on our borrowing rate under the 2000 Credit Facilities.

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During 2004 Flowserve US Inc. transferred $376.2 million (net of an allowance for doubtful accounts of $6.7 million) of receivables to FRC which then sold undivided purchaser interests in the receivables to Jupiter. In 2004, FRC collected $232.5 million in cash that was used to purchase additional receivables from Flowserve US Inc. and return invested capital to Flowserve US Inc. Losses on the sales of purchaser interests totaled $0.6 million in 2004. FRC also recorded interest expense of $0.1 million in 2004 related to the $11.3 million in debt recognized pursuant to SFAS No. 140.
      Varying the DSO assumption and the discount rate assumption by 20% resulted in an immaterial change in the retained interest and the loss on sale.
      On October 31, 2005, we terminated the RPA. In connection with this, we borrowed approximately $48 million under our New Credit Facilities and repurchased outstanding receivable interests from Jupiter. FRC recorded a loss of $2.0 million for purchaser interests sold in 2005 and recognized interest expense of $0.3 million related to the $11.3 million of debt recorded pursuant to SFAS No. 140.
      Accounts Receivable Factoring — One of our manufacturing plants in Europe maintains a receivable factoring program with its local bank. This factoring program is structured whereby the ownership of the underlying receivable is not transferred to the bank. Thus, the amounts advanced to us under this program are treated as short-term debt. These Euro-denominated amounts total $6.4 million and $4.5 million at December 31, 2004 and 2003, respectively, and we paid interest at rates of 2.33% and 2.72%, respectively. A description of this and other receivables factoring agreements is more fully presented in Note 6.
      Debt Covenants and Other Matters — The provisions of our New Credit Facilities require us to meet or exceed specified defined financial covenants, including a leverage ratio, and an interest coverage ratio. Further, the provisions of these and other debt agreements generally limit or restrict indebtedness, liens, sale and leaseback transactions, asset sales and payment of dividends, capital expenditures, and other activities.
      The New Credit Facilities require delivery of the December 31, 2004 audited annual financial statements by December 31, 2005 and delivery of the December 31, 2005 audited annual financial statements by May 30, 2006. We have received a waiver from our lenders to deliver the December 31, 2004 audited financial statements by February 28, 2006. Further, we are required to furnish within 50 days of the end of the first three quarters of each year its consolidated balance sheet and related statements of operations, shareholders’ equity and cash flows.
      Our 2000 Credit Facilities required us to submit audited annual financial statements to the lenders within 100 days of year-end. As a consequence of delays stemming from the restatement of our consolidated financial statements, we were unable to provide the audited financial statements within the specified period of time. We have determined that on multiple occasions, utilizing our restated financial information, we did not comply with some of the financial covenants in our 2000 Credit Facilities. We believe that we could have undertaken readily available actions to maintain compliance or obtained a waiver or amendment of the 2000 Credit Facilities had the new restated results been known.
      The scheduled maturities under the 2000 Credit Facilities due in 2006 and beyond are properly classified as non-current liabilities in the consolidated balance sheet as we demonstrated our ability and intent to obtain new long-term credit facilities in August 2005.
      Operating Leases — We have non-cancelable operating leases for certain offices, service and quick response centers, certain manufacturing and operating facilities, machinery, equipment and automobiles. Rental expense relating to operating leases was $19.7 million in 2004, $22.0 million in 2003 and $23.0 million in 2002.

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The future minimum lease payments due under non-cancelable operating leases are:

Year Ended December 31,

2005	$19,367
2006	15,034
2007	9,903
2008	7,535
2009	6,407
Thereafter	16,190

Total minimum lease payments	$74,436

13.	RETIREMENT AND POSTRETIREMENT BENEFITS
      We sponsor several noncontributory defined benefit pension plans, covering substantially all U.S. employees and certain non-U.S. employees, which provide benefits based on years of service, job grade levels, and type of compensation. Retirement benefits for all other covered employees are provided through contributory pension plans, cash balance pension plans and government-sponsored retirement programs. All funded defined benefit pension plans receive funding based on independent actuarial valuations to provide for current service and an amount sufficient to amortize unfunded prior service over periods not to exceed 30 years, with funding falling within the legal limits proscribed by prevailing regulation. We also maintain unfunded defined benefit plans which, as permitted by local regulations, receive funding only when benefits become due.
      We use a measurement date of December 31 for all of our worldwide pension plans and for our postretirement medical plans.
      U.S. Defined Benefit Plans — We maintain qualified and non-qualified defined benefit pension plans in the U.S. The qualified plan provides coverage for substantially all full-time U.S. employees who receive benefits, up to an earnings threshold specified by the U.S. Department of Labor. The qualified plan is designed to operate as a “cash balance” arrangement, under which the accumulated benefit obligation is equivalent to the projected benefit obligation.
      The non-qualified plans primarily cover a small number of employees including current and former members of senior management, providing them with benefit levels equivalent to other participants, but which are otherwise limited by U.S. Department of Labor rules.
      Net defined benefit pension expense for the U.S. defined benefit pension plans (including both qualified and non-qualified plans) was:

	Year Ended December 31,

	2004	2003	2002

	(Amounts in thousands)
Service cost	$13,876	$13,473	$13,050
Interest cost	15,385	15,802	15,970
Expected return on plan assets	(17,306)	(17,187)	(18,874)
Settlement and curtailment of benefits	609	309	570
Amortization of unrecognized prior service benefit	(1,291)	(1,296)	(1,408)
Amortization of unrecognized net loss	2,493	863	427

U.S. pension expense	$13,766	$11,964	$9,735

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The settlement and curtailment expense in 2004 is associated with a number of employees eligible for the non-qualified plan leaving our company.
      The following table reconciles the U.S. defined benefit plans’ funded status to amounts recognized in the consolidated balance sheets:

	Year Ended December 31,

	2004	2003

		(As restated)
	(Amounts in thousands)
Benefit obligations	$271,208	$258,137
Plan assets, at fair value	176,573	170,586

Funded status	(94,635)	(87,551)
Unrecognized net loss	96,859	89,575
Unrecognized prior service benefit	(12,276)	(13,639)
Intangible asset	(704)	(780)
Minimum pension liability	(53,668)	(48,273)
Deferred tax asset	(30,071)	(26,801)

Net U.S. pension liability	$(94,495)	$(87,469)

      The following are assumptions related to the U.S. defined benefit pension plans:

	Year Ended
	December 31,

	2004	2003	2002

Weighted average assumptions used to determine benefit obligations:
Discount rate	5.75%	6.25%	6.75%
Rate of increase in compensation levels	4.5	4.5	4.5
Weighted average assumptions used to determine net cost:
Long-term rate of return on assets	8.75%	8.75%	9.0%
Discount rate	6.25	6.75	7.0
Rate of increase in compensation levels	4.5	4.5	4.5
      The expected long-term rate of return on assets was determined by assessing the rates of return for each targeted asset class, return premiums generated by active portfolio management and by comparison of rates utilized by other companies.
      During 2004, we increased our minimum pension liability by $5.4 million, net of tax, compared with a reduction in 2003 of $2.3 million, net of tax, as a component of other comprehensive income (expense). The increase in the liability primarily resulted from the increase in accumulated benefit obligations due to lower discount rates along with lower than anticipated plan asset returns during 2004.
      Based on the results of pension plan and asset returns during 2004 and on the anticipated future return, we retained the assumed rate of return of such assets of 8.75% for 2004.
      We also reduced the discount rate from 6.25% at December 31, 2003, to 5.75% at December 31, 2004, to reflect the current interest rate environment and the expected benefit payment streams. We regularly evaluate assumptions for asset returns and discount rates based on a variety of factors.

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a summary of the changes in the U.S. defined benefit plans’ pension obligations:

	Year Ended December 31,

	2004	2003

	(Amounts in thousands)
Beginning benefit obligations	$258,137	$246,715
Service cost	13,876	13,473
Interest cost	15,385	15,802
Curtailment of benefits	—	(995)
Plan amendments	73	1,235
Actuarial loss	9,006	8,521
Benefits paid	(25,269)	(26,614)

Ending benefit obligations	$271,208	$258,137

Accumulated benefits obligations	$271,068	$258,056

      The following is a reconciliation of the U.S. defined benefit pension plans’ assets:

	Year Ended December 31,

	2004	2003

	(Amounts in thousands)
Beginning plan assets	$170,586	$141,048
Return on plan assets	15,927	29,161
Company contributions	15,329	26,991
Benefits paid	(25,269)	(26,614)

Ending plan assets	$176,573	$170,586

      During 2004, we contributed $15 million to the U.S. defined benefit pension plans. This payment exceeded the minimum funding requirements mandated by the U.S. Department of Labor rules. During 2004, returns on pension plan assets were less than anticipated.
      Although we are still working with our actuaries to determine estimated funding beyond 2005, the following table summarizes the expected cash activity for the U.S. defined benefit pension plans in the future (in millions):

Company contributions — 2005	$43
Benefit payments:
2005	$25
2006	23
2007	23
2008	25
2009	28
2010-2014	142

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The asset allocation for the U.S. defined benefit pension plans at the end of 2004 and 2003, and the target allocation for 2005, by asset category, are as follows:

			Percentage of
			Actual Plan
	Target		Assets at
	Allocation		December 31,

Asset Category	2005	2004	2004	2003

Equity securities	65%	65%	64%	65%
Debt securities	30%	30%	31%	35%
Other	5%	5%	5%	—
      We do not believe that any of our common stock is directly held by our plans. Our investment strategy is to invest in various securities in order to pay retirement benefits to plan participants while minimizing our cash contributions over the life of the plan. This is accomplished by preserving capital through diversified investments in high quality instruments and earning a long-term rate of return consistent with an acceptable degree of risk, while taking into account the liquidity needs of the plan.
      Our investment policy is to invest approximately 65% of plan assets in equity securities, 30% in fixed income securities and 5% in other assets. Within each investment category, assets are allocated to various investment styles. Professional money management firms manage all assets, and we engage a consultant to assist in evaluating these activities. We periodically review the investment policy, generally in conjunction with an asset and liability study. We also regularly rebalance the actual allocation to our target investment allocation.
      Non-U.S. Defined Benefit Plans — We maintain defined benefit pension plans, which cover some or all of the employees in the following countries: Austria, Canada, France, Germany, India, Japan, Mexico, Netherlands, Sweden and United Kingdom.
      Net defined benefit pension expense for non-U.S. pension plans was:

	Year Ended December 31,

	2004	2003	2002

		(As restated)	(As restated)
	(Amounts in thousands)
Service cost	$3,423	$2,533	$2,153
Interest cost	8,780	7,709	5,867
Expected return on plan assets	(4,407)	(3,696)	(3,958)
Settlement and curtailment of benefits	—	116	7
Amortization of unrecognized net loss	1,296	1,330	402

Non-U.S. pension expense	$9,092	$7,992	$4,471

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following summarizes the net pension liability for non-U.S. plans:

	Year Ended December 31,

	2004	2003

		(As restated)
	(Amounts in thousands)
Benefit obligations	$217,538	$162,150
Plan assets, at fair value	99,728	62,407

Funded status	(117,810)	(99,743)
Unrecognized net loss	35,387	24,222
Minimum pension liability	(8,434)	(5,618)
Deferred tax asset	(4,519)	(2,700)

Net non-U.S. pension liability	$(95,376)	$(83,839)

      The following table reconciles the non-U.S. pension plans’ funded status to amounts recognized in the consolidated balance sheets:

	Year Ended December 31,

	2004	2003

		(As restated)
	(Amounts in thousands)
Plans with assets in excess of benefit obligations (included in other assets, net)	$12,363	$11,470
Plans with benefit obligations in excess of plan assets (included in retirement obligations and other liabilities)	(107,739)	(95,309)

Net non-U.S. pension liability	$(95,376)	$(83,839)

      The following are assumptions related to the non-U.S. defined benefit pension plans:

	Year Ended December 31,

	2004	2003(1)	2002(1)

Weighted average assumptions used to determine benefit obligations:
Discount rate	5.12%	5.51%	5.79%
Rate of increase in compensation levels	3.04	3.00	3.13
Weighted average assumptions used to determine net cost:
Long-term rate of return on assets	6.86%	7.32%	8.11%
Discount rate	5.51	5.79	6.15
Rate of increase in compensation levels	3.00	3.13	3.08

(1)	The assumptions for non-U.S. plans have been adjusted to reflect weighted average effects of assumptions on plans included in the restatement, which is more fully described in Note 2.
      Many of our non-U.S. defined benefit plans are unfunded, as permitted by local regulation. The expected long-term rate of return on assets for funded plans was determined by assessing the rates of return for each asset class and return premiums generated by active investment management.
      During 2004, we increased our non-U.S. minimum pension liability by $2.8 million, net of deferred tax, compared with a $6.2 million, net of deferred tax, decrease in 2003 as a component of other comprehensive income (expense). The increase in the liability resulted primarily from the increase in accumulated benefit obligation due to lower discount rates during 2004.

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a reconciliation of the non-U.S. plans’ defined benefit pension obligations:

	Year Ended December 31,

	2004	2003

		(As restated)
	(Amounts in thousands)
Beginning benefit obligations	$162,150	$134,225
Service cost	3,423	2,533
Interest cost	8,780	7,709
Employee contributions	1,059	749
Acquisitions(1)	19,342	802
Curtailment of benefits	—	(250)
Actuarial loss	17,737	3,568
Benefits paid	(9,287)	(9,336)
Currency exchange impact	14,334	22,150

Ending benefit obligations	$217,538	$162,150

Accumulated benefits obligations	$202,494	$152,424

(1)	Acquisitions represent obligations for transfers of former IFC employees into Flowserve plans, which formally occurred during 2004.
      The following is a reconciliation of the non-U.S. plans’ defined benefit pension assets:

	Year Ended December 31,

	2004	2003

		(As restated)
	(Amounts in thousands)
Beginning plan assets	$62,407	$51,557
Return on plan assets	7,982	4,647
Employee contributions	1,059	749
Company contributions	8,051	7,705
Currency exchange impact	6,623	7,085
Acquisitions(1)	22,893	—
Benefits paid	(9,287)	(9,336)

Ending plan assets	$99,728	$62,407

(1)	Acquisitions represent obligations for transfers of former IFC employees into Flowserve plans, which formally occurred during 2004.

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the expected cash activity for the non-U.S. defined benefit plans in the future (in millions):

Company contributions — 2005	$9
Benefit payments:
2005	$8
2006	8
2007	8
2008	9
2009	9
2010-2014	44
      The asset allocation for the non-U.S. defined benefit pension plans at the end of 2004 is as follows:

	Percentage
	of Plan
	Assets at
	December 31

Asset Category	2004	2003

Equity securities	45%	52%
Debt securities	42%	48%
Other	13%	—
      We do not believe that any of our common stock is held directly by these plans. Our funded non-U.S. defined benefit pension plans are principally located in Canada and the United Kingdom. In all cases, our investment strategy for these plans is to invest in various securities in order to pay retirement benefits to plan participants while minimizing required cash contributions over the life of the plan. This is accomplished by preserving capital through diversification in high quality investments and earning a long-term rate of return consistent with an acceptable degree of risk and the legal requirements of the particular country, while taking into account the liquidity needs of the plan.
      Asset allocation differs by plan based upon the plan’s projected benefit obligation to participants as well as the results of asset and liability studies that are conducted for each plan. Professional money management firms manage all plan assets and we engage consultants in each country to assist in evaluation of these activities.
      Defined Benefit Plans with Accumulated Benefit Obligations in Excess of Plan Assets — The following summarizes key pension plan information regarding plans whose accumulated benefit obligations exceed the fair value of their respective plan assets.

	Year Ended December 31,

	2004	2003

		(As restated)
	(Amounts in thousands)
Projected benefit obligation	$393,758	$368,109
Accumulated benefit obligation	387,634	363,275
Fair value of plan assets	188,340	184,062
      Postretirement Medical Plans — We sponsor several defined benefit postretirement health care plans covering most current retirees and a limited number of future retirees in the U.S. These plans provide for medical and dental benefits and are administered through insurance companies and health maintenance organizations. The plans include participant contributions, deductibles, co-insurance provisions and other limitations and are integrated with Medicare and other group plans. We fund the plans as benefits are paid and

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
we incur health maintenance organization premiums, such that the plans hold no assets in any period presented. Accordingly, we have no investment strategy or targeted allocations for plan assets. Benefits under our postretirement medical plans are not available to new employees or most existing employees.
      Net postretirement benefit expense is comprised of:

	Year Ended December 31,

	2004	2003	2002

	(Amounts in thousands)
Service cost	$183	$199	$292
Interest cost	5,331	5,838	6,839
Amortization of unrecognized prior service benefit	(3,149)	(3,275)	(2,685)
Amortization of net loss	1,460	1,379	1,065

Postretirement benefit expense	$3,825	$4,141	$5,511

      The following is a reconciliation of the accumulated postretirement benefits obligations:

	Year Ended
	December 31,

	2004	2003

	(Amounts in
	thousands)
Beginning accumulated postretirement benefit obligations	$92,227	$91,670
Service cost	183	199
Interest cost	5,331	5,838
Curtailment	—	(383)
Actuarial (gain) loss	(413)	3,162
Net benefits paid	(8,597)	(8,259)

Ending accumulated postretirement benefit obligations	$88,731	$92,227

      During 2002, we renegotiated certain union contracts which limited our obligation for postretirement medical costs. The reduction in postretirement medical costs in the affected union contracts began in 2003.
      The following table presents the components of postretirement benefit amounts recognized in the consolidated balance sheets:

	2004	2003

	(Amounts in thousands)
Postretirement benefit obligations	$88,731	$92,227

Funded status	$(88,731)	$(92,227)
Unrecognized prior service benefit	(16,848)	(19,997)
Unrecognized net loss	20,905	22,778

Accrued postretirement benefits	$(84,674)	$(89,446)

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following presents expected benefit payments for future periods:

	Expected	Medicare
	Cash Flows	Subsidy

	(Amounts in thousands)
2005	$8,788	$0
2006	9,233	431
2007	9,141	425
2008	8,982	417
2009	8,657	402
2010-2014	38,911	1,800
      The following are assumptions related to the postretirement benefits:

	2004	2003	2002

Weighted average assumptions used to determine benefit obligations — discount rate	5.75%	6.25%	6.75%
Weighted average assumptions used to determine net cost:
Discount rate	6.25%	6.75%	7.00%
Expected return on plan assets	—	—	—
      The assumed ranges for the annual rates of increase in per capita costs for periods prior to Medicare were 8.0% for 2004, 9.0% for 2003 and 10.0% for 2002, with a gradual decrease to 5.0% for 2007 and future years.
      Assumed heath care cost trend rates have an effect on the amounts reported for the postretirement medical plans. A one-percentage point change in assumed health care cost trend rates would have the following effect on the 2004 reported amounts:

	1% Increase	1% Decrease

	(Amounts in thousands)
Effect on postretirement benefit obligation	$5,258	$(4,438)
Effect on service cost plus interest cost	296	(250)
      We made contributions to the postretirement medical plans to pay benefits of $8.6 million in 2004, $8.3 million in 2003 and $8.0 million in 2002. Because the postretirement medical plans are unfunded, we make contributions as the covered individuals’ claims are approved for payment. Accordingly, contributions during any period are directly correlated to the benefits paid.
      Defined Contribution Plans — We sponsor several defined contribution plans covering substantially all U.S. and Canadian employees and certain other non-U.S. employees. Employees may contribute to these plans, and these contributions are matched in varying amounts by us, including opportunities for discretionary matching contributions by us. Defined contribution plan expense was $6.8 million in 2004, $3.6 million in 2003 and $4.0 million in 2002.
      Participants in the U.S. defined contribution plan have the option to invest in our common stock and discretionary contributions by us are typically funded with our common stock; therefore, the plans assets include such holdings of our common stock.

14.	LEGAL MATTERS AND CONTINGENCIES
      We are a defendant in a large number of pending lawsuits (which include, in many cases, multiple claimants) that seek to recover damages for personal injury allegedly caused by exposure to asbestos-containing products manufactured and/or distributed by us in the past. Any such products were encapsulated

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and used only as components of process equipment, and we do not believe that any emission of respirable asbestos fibers occurred during the use of this equipment. We believe that a high percentage of the applicable claims are covered by applicable insurance or indemnities from other companies.
      In June 2002, we were sued by Ruhrpumpen, Inc. (“Ruhrpumpen”) who alleged antitrust violations, conspiracy, fraud and breach of contract claims arising out of our December 2000 sale to Ruhrpumpen of a plant in Tulsa, Oklahoma and a license for eight defined pump lines. Ruhrpumpen subsequently amended its complaint to add Mr. Ronald F. Shuff, our Vice President, Secretary and General Counsel, and two other employees as individual defendants. Trial was held in the matter during March 2004. At the end of the trial, Mr. Shuff and the two other employees were dismissed from the lawsuit. On or about May 26, 2004, and before receiving a ruling from the court as to the remaining claims, the parties entered into a confidential settlement agreement resolving all of their pending disputes.
      On February 4, 2004, we received an informal inquiry from the Securities and Exchange Commission (“SEC”) requesting the voluntary production of documents and information related to our February 3, 2004 announcement that we would restate our financial results for the nine months ended September 30, 2003 and the full years 2002, 2001 and 2000. On June 2, 2004, we were advised that the SEC had issued a formal order of private investigation into issues regarding this restatement and any other issues that arise from the investigation. We continue to cooperate with the SEC in this matter.
      During the quarter ended September 30, 2003, related lawsuits were filed in federal court in the Northern District of Texas (the “Court”), alleging that we violated federal securities laws. Since the filing of these cases, which have been consolidated, the lead plaintiff has amended its complaint several times. The lead plaintiff’s current pleading is the fifth consolidated amended complaint (“Complaint”). The Complaint alleges that federal securities violations occurred between February 6, 2001 and September 27, 2002 and names as defendants Mr. C. Scott Greer, our former Chairman, President and Chief Executive Officer, Ms. Renée J. Hornbaker, our former Vice President and Chief Financial Officer, PricewaterhouseCoopers LLP, our independent registered public accounting firm, and Banc of America Securities LLC and Credit Suisse First Boston LLC, which served as underwriters for two of our public stock offerings during the relevant period. The Complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, and Sections 11 and 15 of the Securities Exchange Act of 1933. The lead plaintiff seeks unspecified compensatory damages, forfeiture by Mr. Greer and Ms. Hornbaker of unspecified incentive-based or equity-based compensation and profits from any stock sales, and recovery of costs. On November 22, 2005, the Court entered an order denying the defendants’ motions to dismiss the Complaint on the pleadings in their entirety. The case is currently set for trial on March 27, 2007. We continue to believe that the lawsuit is without merit and are vigorously defending the case.
      On October 6, 2005, a shareholder derivative lawsuit was filed purportedly on our behalf in the 193rd Judicial District of Dallas County, Texas. The lawsuit names as defendants Mr. Greer, Ms. Hornbaker, and current board members Hugh K. Coble, George T. Haymaker, Jr., William C. Rusnack, Michael F. Johnston, Charles M. Rampacek, Kevin E. Sheehan, Diane C. Harris, James O. Rollans and Christopher A. Bartlett. We are named as a nominal defendant. Based primarily on the purported misstatements alleged in the above-described federal securities case, the plaintiff asserts claims against the defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The plaintiff alleges that these purported violations of state law occurred between April 2000 and the date of suit. The plaintiff seeks on our behalf an unspecified amount of damages, injunctive relief and/or the imposition of a constructive trust on defendants’ assets, disgorgement of compensation, profits or other benefits received by the defendants from us, and recovery of attorneys’ fees and costs. We strongly believe that the suit was improperly filed and have filed a motion seeking dismissal of the case.

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On February 7, 2006, we received a subpoena from the SEC regarding goods and services that we delivered to Iraq from 1996 through 2003 during the United Nations Oil-for-Food Program. We are in the process of reviewing and responding to the subpoena and intend to cooperate with the SEC. We believe that other companies in our industry (as well as in other industries) have received similar subpoenas and requests for information.
      We have been involved as a potentially responsible party (“PRP”) at former public waste disposal sites that may be subject to remediation under pending government procedures. The sites are in various stages of evaluation by federal and state environmental authorities. The projected cost of remediation at these sites, as well as our alleged “fair share” allocation, is uncertain and speculative until all studies have been completed and the parties have either negotiated an amicable resolution or the matter has been judicially resolved. At each site, there are many other parties who have similarly been identified, and the identification and location of additional parties is continuing under applicable federal or state law. Many of the other parties identified are financially strong and solvent companies that appear able to pay their share of the remediation costs. Based on our information about the waste disposal practices at these sites and the environmental regulatory process in general, we believe that it is likely that ultimate remediation liability costs for each site will be apportioned among all liable parties, including site owners and waste transporters, according to the volumes and/or toxicity of the wastes shown to have been disposed of at the sites. We believe that our exposure for existing disposal sites will be less than $100,000.
      We are also a defendant in several other lawsuits, including product liability claims, that are insured, subject to the applicable deductibles, arising in the ordinary course of business. Based on currently available information, we believe that we have adequately accrued estimated probable losses for such lawsuits. We are also involved in a substantial number of labor claims, including one case where we had a confidential settlement reflected in our 2004 results.
      Although none of the aforementioned potential liabilities can be quantified with absolute certainty, we have established reserves covering these exposures, which we believe to be reasonable based on past experience and available facts. While additional exposures beyond these reserves could exist, they currently cannot be estimated. We will continue to evaluate these potential contingent loss exposures and, if they develop, recognize expense as soon as such losses become probable and can be reasonably estimated.
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
      As a consequence of all legal matters, including settlements of both publicly disclosed litigation and otherwise, we recognized expense of approximately $17 million in 2004, $25 million in 2003 and $4 million in 2002.

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	WARRANTY RESERVE
      We have recorded reserves for product warranty claims that are included in both current and non-current liabilities. The following is a summary of the activity in the warranty reserve:

	2004	2003	2002

		(As restated)	(As restated)
	(Amounts in thousands)
Balance — January 1	$19,233	$15,899	$13,754
Accruals for warranty expense	32,487	27,409	21,266
Settlements made	(23,974)	(24,075)	(19,121)

Balance — December 31	$27,746	$19,233	$15,899

16.	SHAREHOLDERS’ EQUITY
      Each share of common stock contains a preferred stock purchase right. These rights are not currently exercisable and trade in tandem with the common stock. The rights become exercisable and trade separately in the event of certain significant changes in common stock ownership or on the commencement of certain tender offers that, in either case, may lead to a change in control. Upon becoming exercisable, the rights provide shareholders the opportunity to acquire a new series of the preferred stock to be then automatically issued at a pre-established price. In the event of certain forms of our acquisition, the rights also provide our shareholders the opportunity to purchase shares of the acquirer’s common stock from the acquirer at a 50% discount from the current market value. The rights are redeemable for $0.022 per right by us at any time prior to becoming exercisable and will expire in August 2006.

17.	INCOME TAXES
      The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,

	2004	2003	2002

		(As restated)	(As restated)
	(Amounts in thousands)
Current:
U.S. federal	$586	$(8,808)	$(10,109)
Non-U.S.	53,117	29,536	22,443
State and local	(2,379)	857	368

Total current	51,324	21,585	12,702
Deferred:
U.S. federal	2,047	1,342	8,384
Non-U.S.	(13,450)	(9,796)	8,050
State and local	(451)	(342)	533

Total deferred	$(11,854)	$(8,796)	$16,967

Total provision	$39,470	$12,789	$29,669

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The provision (benefit) for income taxes differs from the statutory corporate rate due to the following:

	Year Ended December 31,

	2004	2003	2002

		(As restated)	(As restated)
Statutory federal income tax at 35%	$20.9	$19.5	$21.8
Foreign impact, net	23.3	2.2	9.2
Change in valuation allowances	(0.3)	(5.5)	1.0
State and local income taxes, net	(2.0)	0.2	0.8
Extraterritorial income exclusion	(4.9)	(2.5)	(4.7)
Meals and entertainment	0.9	1.0	0.8
Other	1.6	(2.1)	0.8

Total	$39.5	$12.8	$29.7

Effective tax rate	66.2%	22.9%	47.6%

      The 2004 effective tax rate differed from the federal statutory rate of 35% primarily due to Extraterritorial Income (“ETI”) exclusion benefits of $4.9 million and $23.3 million of net tax impact from foreign operations resulting from approximately $85 million in foreign earnings repatriation to pay down U.S. debt and increases in worldwide tax reserves.
      The 2003 effective tax rate differed from the federal statutory rate of 35% primarily due to ETI exclusion benefits of $2.5 million, changes in valuation allowances of $5.5 million primarily relating to foreign tax credits and the net impact of non-U.S. operations of $2.2 million.
      The 2002 effective tax rate differed from the federal statutory rate of 35% primarily due to ETI exclusion benefits of $4.7 million and higher non-US statutory tax rates.
      SFAS No. 109 requires us to provide deferred taxes for the temporary differences associated with our investment in foreign subsidiaries which have a financial reporting basis that exceeds tax basis unless we can assert permanent reinvestment in foreign jurisdictions pursuant to APB No. 23. Financial reporting basis and tax basis differences in investments in foreign subsidiaries consist of unremitted earnings and losses as well as foreign currency translation adjustments.
      During the year ended December 31, 2001, we ceased our ability to make the APB No. 23 permanent reinvestment assertion. For 2001 and during each of the three years reported in the period ended December 31, 2004, we have not recognized any net deferred tax assets attributable to unremitted earnings or foreign currency translation adjustments in our foreign subsidiaries with excess financial reporting basis due to estimated excess foreign tax credits and other attributes. We had cash and deemed dividend distributions from our foreign subsidiaries that resulted in the recognition of approximately $20 million and $8 million of income tax expense during the years ended December 31, 2004 and 2003, respectively. As we have not recorded a benefit for the excess foreign tax credits associated with deemed repatriation of unremitted earnings, these credits are not available to offset the liability associated with these dividends.
      On October 22, 2004, the American Jobs Creation Act of 2004 (the “2004 Act”) was signed into law, creating a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. pursuant to qualified dividend reinvestment plans at an effective tax rate of 5.25% versus the U.S. federal statutory rate of 35%. During 2004, we repatriated approximately $46 million (as part of the $85 million discussed above) pursuant to a dividend reinvestment plan. We have not recognized the lower tax rate on these dividends in our financial statements due to uncertainties surrounding the realization of this benefit and

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
interpretation of the 2004 Act. To the extent this uncertainty is favorably resolved in a future reporting period, the benefit associated with these dividends will be recognized in that period.
      The 2004 Act also provides for a phase out of the existing ETI exclusion for foreign export sales, as it was viewed to be inconsistent with the international trade protocols set by the European Union. This phase out provides that the benefit for our otherwise qualifying export sales in 2005 and 2006 will be limited to approximately 80% and 60%, respectively. As a replacement for the loss of the ETI export incentive, the 2004 Act provides a deduction from income for qualified domestic production activities, which will be phased in from 2005 through 2010. The impact of Internal Revenue Code section 199 manufacturing deduction to our future tax rate has not yet been quantified. Under the guidance of FSP No. FAS 109-1, “Application of FASB Statement No. 109 to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” the tax deduction on qualified production activities will be treated as a special deduction as described in SFAS No. 109. As such, the special deduction will be reported in the period in which the deduction is claimed on our tax return.
      We establish reserves for open tax years for certain positions that are subject to challenge by various tax authorities. Based on events occurring in 2004, we increased total reserves approximately $11 million, for non-U.S. tax exposures primarily related to debt equity structures and transfer pricing.
      We record valuation allowances to reflect the estimated amount of deferred tax assets that may not be realized based upon our analysis of existing deferred tax assets, net operating losses and tax credits by jurisdiction and expectations of our ability to utilize these tax attributes through a review of past, current and estimated future taxable income and establishment of tax strategies. The net increase in state valuation allowances of $4.6 million is reflected net of other state impacts in the rate reconciliation above. Similarly, changes in valuation allowances related to foreign net operating losses and deferred tax assets are reported as a portion of the net foreign impact to the overall effective tax rate. During 2004 there were no significant changes in foreign valuation allowances. We decreased valuation allowances by $2.0 million for foreign tax credit carryforwards as a result of utilization of credits in 2004 and due to the extension of the carryover period to 10 years pursuant to the 2004 Act.
      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities were:

	December 31,

	2004	2003

	(As restated)
	(Amounts in thousands)
Deferred tax assets related to:
Retirement benefits	$78,869	$73,495
Net operating loss carryforwards	43,081	39,076
Compensation accruals	35,157	23,420
Inventories	26,351	13,504
Credit carryforwards	16,660	24,945
Loss on dispositions	475	4,708
Warranty and accrued liabilities	28,288	28,883
Restructuring charge	23	1,449
Other	14,488	6,258

Total deferred tax assets	243,392	215,738
Valuation allowances	(34,208)	(30,330)

Net deferred tax assets	209,184	185,408

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2004	2003

	(As restated)
	(Amounts in thousands)
Deferred tax liabilities related to:
Property, plant and equipment	(49,732)	(53,661)
Goodwill and Intangibles	(39,653)	(32,505)
Unrealized foreign exchange gain	(33,717)	(22,517)
Foreign losses subject to recapture	(10,699)	(11,562)
Foreign equity investments	(6,819)	(3,311)

Total deferred tax liabilities	(140,620)	(123,556)

Deferred tax assets, net	$68,564	$61,852

      We have approximately $254 million of U.S. and foreign net operating loss carryforwards at December 31, 2004. Of this total, $148 million are state net operating losses, most of which are reserved with a valuation allowance. Net operating losses generated in the U.S., if unused, will begin to expire in 2005, with the majority expiring in 2016. The majority of our non-U.S. net operating losses carry forward without expiration. Additionally, we have approximately $10 million of foreign tax credit carryforwards at December 31, 2004, expiring in 2010 through 2012 for which no valuation allowance reserves have been recorded.
      Earnings (loss) before income taxes comprised:

	Year Ended December 31,

	2004	2003	2002

		(As restated)	(As restated)
	(Amounts in thousands)
U.S.	$(40,363)	$(1,451)	$(19,308)
Non-U.S.	99,987	57,348	81,673

Total	$59,624	$55,897	$62,365

18.	BUSINESS SEGMENT INFORMATION
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
      Each division manufactures different products and is defined by the type of products and services provided. Each division has a President, who reports directly to our Chief Executive Officer, and a Division Controller, who reports directly to our Chief Accounting Officer. For decision-making purposes, our Chief Executive Officer and other members of senior executive management use financial information

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
generated and reported at the division level. Our corporate headquarters does not constitute a separate division or business segment.
      We evaluate segment performance and allocate resources based on each segment’s operating income excluding special items, such as restructuring and integration costs related to the IFC acquisition. We believe that special items, while indicative of efforts to integrate acquired companies such as IFC and IDP into our business, do not reflect ongoing business results. We believe investors and other users of our financial statements can better evaluate and analyze historical and future business trends if special items are excluded from each segment’s operating income. Operating income before special items is not a recognized measure under GAAP and should not be viewed as an alternative to, or a better indicator of, GAAP measures of performance.
      Amounts classified as All Other include the corporate headquarters costs and other minor entities that do not constitute separate segments. Intersegment sales and transfers are recorded at cost plus a profit margin, with the margin on such sales eliminated with consolidation.
      Effective January 1, 2004, we realigned certain small sites between segments. Accordingly, the segment information for all periods presented herein has been reported under our revised organizational structure.
      The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the consolidated financial statements.

				Subtotal-
	Flowserve	Flow	Flow	Reportable		Consolidated
	Pump	Solutions	Control	Segments	All Other	Total

	(Amounts in thousands)
Year ended December 31, 2004:
Sales to external customers	$1,323,399	$360,333	$949,157	$2,632,889	$5,310	$2,638,199
Intersegment sales	6,393	33,648	5,295	45,336	(45,336)	—
Segment operating income(1)	110,113	72,573	59,590	242,276	(86,495)	155,781
Depreciation and amortization	31,703	5,910	31,062	68,675	4,481	73,156
Identifiable assets	1,365,416	172,089	1,001,847	2,539,352	94,684	2,634,036
Capital expenditures	18,815	3,581	14,298	36,694	8,547	45,241

				Subtotal-
	Flowserve	Flow	Flow	Reportable		Consolidated
	Pump	Solutions	Control	Segments	All Other	Total

	(Amounts in thousands)
Year ended December 31, 2003: (As restated)
Sales to external customers	$1,159,108	$333,441	$874,055	$2,366,604	$5,955	$2,372,559
Intersegment sales	5,531	24,239	7,380	37,150	(37,150)	—
Segment operating income (before special items)(2)	85,898	73,901	61,091	220,890	(56,324)	164,566
Depreciation and amortization	30,469	6,662	29,029	66,160	6,008	72,168
Identifiable assets	1,319,510	169,555	1,014,133	2,503,198	177,314	2,680,512
Capital expenditures	10,350	3,724	11,814	25,888	2,900	28,788

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Subtotal-
	Flowserve	Flow	Flow	Reportable		Consolidated
	Pump	Solutions	Control	Segments	All Other	Total

	(Amounts in thousands)
Year ended December 31, 2002: (As restated)
Sales to external customers	$1,176,098	$325,381	$720,216	$2,221,695	$6,341	$2,228,036
Intersegment sales	5,394	23,264	7,247	35,905	(35,905)	—
Segment operating income (before special items)(3)	121,254	64,641	42,241	228,136	(34,781)	193,355
Depreciation and amortization	29,562	7,150	22,357	59,069	5,406	64,475
Identifiable assets	1,322,805	172,708	976,105	2,471,618	168,255	2,639,873
Capital expenditures	12,166	3,044	11,105	26,315	4,560	30,875

(1)	There were no special items in 2004.

(2)	Special items reflect costs incurred by Flow Control Division in association with the IFC acquisition including integration expense of $19.8 million and restructuring expense of $2.9 million.

(3)	Special items reflect costs incurred by Flow Control Division in association with the IFC acquisition including a $5.2 million negative purchase accounting adjustment associated with the required write-up and sale of inventory (recorded as a cost of sales), integration expense of $16.2 million and restructuring expense of $4.3 million.
      Segment operating income before special items can be reconciled to the consolidated amounts as follows:

	Year Ended December 31,

	2004	2003	2002

		(As restated)	(As restated)
	Profit

	(Amounts in thousands)
Total segment operating income (before special items)	$155,781	$164,566	$193,355
Net interest expense	79,074	80,128	92,932
Other expense, net	14,375	4,548	1,055
Loss on debt repayment and extinguishment	2,708	1,346	11,237

Special items:
Purchase accounting adjustment associated with the required write-up of inventory	—	—	5,240
Integration expense	—	19,768	16,179
Restructuring expense	—	2,879	4,347

	96,157	108,669	130,990

Earnings before income taxes	$59,624	$55,897	$62,365

      Geographic Information — We attribute sales to different geographic areas based on the facilities’ locations. Long-lived assets are classified based on the geographic area in which the assets are located and

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
exclude deferred tax assets categorized as non-current. Sales and long-lived assets by geographic area are as follows:

	Year Ended December 31, 2004

			Long-Lived
	Sales	Percentage	Assets	Percentage

	(Amounts in thousands)
United States	$1,122,063	42.6%	$1,037,394	65.9%
Europe	1,151,561	43.6%	454,043	28.9%
Other(1)	364,575	13.8%	82,500	5.2%

Consolidated total	$2,638,199	100.0%	$1,573,937	100.0%

	Year Ended December 31, 2003

			Long-Lived
	Sales	Percentage	Assets	Percentage

	(As restated)
	(Amounts in thousands)
United States	$1,092,922	46.0%	$1,078,881	68.0%
Europe	995,688	42.0%	438,872	27.7%
Other(1)	283,949	12.0%	68,497	4.3%

Consolidated total	$2,372,559	100.0%	$1,586,250	100.0%

	Year Ended December 31, 2002

			Long-Lived
	Sales	Percentage	Assets	Percentage

	(As restated)
	(Amounts in thousands)
United States	$1,146,031	51.5%	$1,081,212	70.0%
Europe	789,668	35.4%	398,914	25.8%
Other(1)	292,337	13.1%	64,747	4.2%

Consolidated total	$2,228,036	100.0%	$1,544,873	100.0%

(1)	Includes Canada, South America and Asia Pacific. No individual geographic segment within this group represents 10% or more of consolidated totals.

(2)	Net sales to international customers, including export sales from the United States, represented 63%, 60% and 55% in 2004, 2003 and 2002, respectively.
      Major Customer Information — We have a large number of customers across a large number of manufacturing and service facilities and do not believe that we have sales to any individual customer that represent 10% or more of consolidated sales for any of the years presented.

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	ACCUMULATED OTHER COMPREHENSIVE LOSS
      The following presents the components of accumulated other comprehensive loss, net of related tax effects:

	Year Ended December 31,

	2004	2003	2002

		(As restated)	(As restated)
	(Amounts in thousands)
Foreign currency translation adjustments	$(2,384)	$(23,798)	$(81,715)
Minimum pension liability effects	(62,102)	(53,891)	(62,388)
Cash flow hedging activity	(2,428)	(4,307)	(6,181)

Accumulated other comprehensive loss	$(66,914)	$(81,996)	$(150,284)

      The following tables present a summary of the changes in accumulated other comprehensive loss for the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31, 2004

	Before-Tax		After-Tax
	Amount	Income Tax	Amount

	(Amounts in thousands)
Foreign currency translation adjustments	$27,320	$(5,906)	$21,414
Minimum pension liability effects	(13,300)	5,089	(8,211)
Cash flow hedging activity	2,431	(552)	1,879

Other comprehensive income (expense)	$16,451	$(1,369)	$15,082

	Year Ended December 31, 2003

	Before-Tax		After-Tax
	Amount	Income Tax	Amount

	(Amounts in thousands)
Foreign currency translation adjustments	$74,534	$(16,617)	$57,917
Minimum pension liability effects	12,146	(3,649)	8,497
Cash flow hedging activity	3,044	(1,170)	1,874

Other comprehensive income (expense)	$89,724	$(21,436)	$68,288

	Year Ended December 31, 2002

	Before-Tax		After-Tax
	Amount	Income Tax	Amount

	(Amounts in thousands)
Foreign currency translation adjustments	$53,158	$(16,640)	$36,518
Minimum pension liability effects	(68,863)	23,717	(45,146)
Cash flow hedging activity	(3,595)	1,246	(2,349)

Other comprehensive income (expense)	$(19,300)	$8,323	$(10,977)

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	QUARTERLY FINANCIAL DATA (UNAUDITED)
      The following presents a summary of the unaudited quarterly data for 2004 and 2003, restated to give effect to the adjustments described in Note 2:

	2004

Quarter	4th	3rd	2nd	1st

						As Restated with
				As Previously		Discontinued
				Reported	As Restated	Operations

	(Amounts in millions, except per share data)
Sales	$732.5	$652.1	$648.5	$611.4	$610.8	$605.1
Gross profit	208.4	193.8	197.7	178.1	179.8	178.9
Earnings before income taxes	7.1	15.9	21.4	16.4	15.3	15.2
Income from continuing operations	1.3	6.0	5.8	—	—	7.1
Income from discontinued operations	2.6	0.6	0.7	—	—	0.1

Net earnings	$3.9	$6.6	$6.5	$10.3	$7.2	$7.2

Earnings per share (basic)
Continuing operations	$0.02	$0.11	$0.11	—	—	$0.13
Discontinued operations	0.05	0.01	0.01	—	—	—

Net earnings	$0.07	$0.12	$0.12	$0.19	$0.13	$0.13

Earnings per share (diluted)
Continuing operations	$0.02	$0.11	$0.10	—	—	$0.13
Discontinued operations	0.05	0.01	0.01	—	—	—

Net earnings	$0.07	$0.12	$0.11	$0.19	$0.13	$0.13

	2003

Quarter	4th			3rd			2nd			1st

			As Restated			As Restated			As Restated			As Restated
	As		with	As		with	As		with	As		with
	Previously	As	Discontinued	Previously	As	Discontinued	Previously	As	Discontinued	Previously	As	Discontinued
	Reported	Restated	Operations	Reported	Restated	Operations	Reported	Restated	Operations	Reported	Restated	Operations

	(Amounts in millions, except per share data)
Sales	$660.1	$658.6	$651.2	$565.6	$561.8	$556.0	$614.4	$614.3	$608.2	$564.3	$562.3	$557.2
Gross profit	199.4	190.3	188.0	172.7	168.7	168.6	181.8	182.4	181.4	168.6	168.5	167.4
Earnings before income taxes	22.7	13.7	11.9	16.3	11.7	12.1	23.4	23.3	22.9	11.4	9.4	9.0
Income from continuing operations	—	—	13.5	—	—	10.1	—	—	14.4	—	—	5.1
Income from discontinued operations	—	—	1.0	—	—	(0.4)	—	—	0.4	—	—	0.4

Net earnings	$15.9	$14.5	$14.5	$14.2	$9.7	$9.7	$15.3	$14.8	$14.8	$7.5	$5.5	$5.5
Earnings per share (basic)
Continuing operations	—	—	$0.25	—	—	$0.19	—	—	$0.26	—	—	$0.09
Discontinued operations	—	—	0.01	—	—	(0.01)	—	—	0.01	—	—	0.01

Net earnings	$0.29	$0.26	$0.26	$0.26	$0.18	$0.18	$0.28	$0.27	$0.27	$0.14	$0.10	$0.10
Earnings per share (diluted)
Continuing operations	—	—	$0.24	—	—	$0.19	—	—	$0.26	—	—	$0.09
Discontinued operations	—	—	0.01	—	—	(0.01)	—	—	0.01	—	—	0.01

Net earnings	$0.29	$0.25	$0.25	$0.26	$0.18	$0.18	$0.28	$0.27	$0.27	$0.14	$0.10	$0.10

FLOWSERVE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
    The significant fourth quarter adjustments for 2004 pretax were to record: (i) litigation accrual of $4.8 million, (ii) unclaimed property of $4.0 million, (iii) sales tax reserve of $3.6 million, (iv) a charge to cost of sales to increase inventory reserves by $13.9 million and (v) annual bonus reserve finalization increase of $5.5 million.
      The significant fourth quarter adjustment to 2003 pretax was to record a charge to cost of sales to increase inventory reserves by $2.5 million.

21.	SUBSEQUENT EVENTS
      In March 2005 we obtained consents from our major lenders that enhanced our flexibility under our 2000 Credit Facilities to among other things permit the August 2005 refinancing of our 2000 Credit Facilities and the repurchase of our 12.25% Senior Subordinated Notes. See Note 12 for further discussion of the New Credit Facilities and the retirement of the 2000 Credit Facilities and the Senior Subordinated Notes, including a discussion of cash paid and expenses recognized pursuant to the refinancing.
      To promote continuity of senior management, in March 2005 our Board of Directors approved a Transitional Executive Security Plan, which provides cash and stock-based incentives to key management personnel to remain employed by us for the near term. As a result of this plan, we recorded additional compensation expenses in 2005 of approximately $3 million. See “Transitional Executive Security Plan” in Item 11 of this Annual Report for a detailed discussion on this plan.
      During 2005, we made a number of modifications to our stock plans, including the acceleration of certain restricted stock grants and outstanding options, as well as the extension of the exercise period associated with certain outstanding options. These modifications resulted from severance agreements with former executives and from our decision to temporarily suspend option exercises. See Note 9.
      As a result of the severance and executive search payments related to the management changes of approximately $2 million, expenses under the Transitional Executive Security Plan described above and stock compensation expense resulting from the modification of our stock option plans described above, we recorded total incremental compensation expense of approximately $12 million in 2005.
      In the first quarter of 2005, we made a definitive decision to sell certain non-core service operations, collectively called the General Services Group (“GSG”) and engaged an investment banking firm to commence marketing. As a result, we reclassified the operation to discontinued operations in the first quarter of 2005. Sales for GSG were $116 million in 2004. Total assets at December 31, 2004 ascribed to GSG were approximately $63 million. We performed an impairment analysis of long-lived assets on a held and used basis, and concluded that no impairment was warranted as of December 31, 2004. GSG was sold on December 31, 2005 for approximately $16 million in gross cash proceeds, subject to final working capital adjustments, while retaining approximately $12 million of net accounts receivable. We used approximately $11 million of the net cash proceeds to reduce our indebtedness. In 2005, we recorded an impairment loss of approximately $31 million related to GSG.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
      Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are controls and other procedures that are designed to provide reasonable assurance that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
      In connection with the preparation of this Annual Report, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. In making this evaluation, our management considered the matters relating to the restatement of our financial statements, and the material weaknesses discussed below. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2004.
      In light of the material weaknesses described below, we performed additional analyses and other procedures to ensure that our consolidated financial statements included in this Annual Report were prepared in accordance with GAAP. These measures included, among other things, expansion of our year-end closing procedures, including the consolidation process, and dedication of significant internal resources and external consultants to scrutinize account analyses and reconciliations at a detailed level. As a result of these and other expanded procedures as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” we concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Management’s Report on Internal Control Over Financial Reporting
      Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.

      Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of our internal control over financial reporting as of December 31, 2004, based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following material weaknesses in our internal control over financial reporting as of December 31, 2004:

(1) We did not maintain an effective control environment because of the following material weaknesses:

(a) We did not effectively communicate the importance of controls throughout our Company or set an adequate tone around control consciousness.

(b) We did not maintain a sufficient complement of personnel with an appropriate level of accounting and tax knowledge, experience and training in the application of GAAP commensurate with our financial reporting requirements.

(c) We failed to implement adequate assignment of authority and responsibility and the necessary lines of communication between operations and accounting and financial staff and personnel. Specifically, there was inadequate sharing of financial information within and across our corporate and divisional offices and other operating facilities to adequately raise issues to the appropriate level of accounting and financial reporting personnel.

(d) We did not maintain an effective anti-fraud program designed to detect and prevent fraud relating to (i) an effective whistle-blower program, (ii) consistent background checks of personnel in positions of responsibility, and (iii) an ongoing program to manage identified fraud risks.

(e) We did not maintain an adequate level of control consciousness as it relates to the establishment and update of our policies and procedures with respect to the primary components of information technology general controls. This resulted in either not having adequate controls designed and in place or not achieving operating effectiveness over controls in systems development, software change management, computer operations and security, which we refer to as “information technology general controls”. This contributed to the material weakness discussed in item 4 below.
      The control environment sets the tone of an organization, influences the control consciousness of its people, and is the foundation of all other components of internal control over financial reporting. Each of these control environment material weaknesses contributed to the material weaknesses discussed in items 2 through 20 below.

(2) We did not maintain effective monitoring controls to determine the adequacy of our internal control over financial reporting and related policies and procedures because of the following material weaknesses:

(a) Our policies and procedures with respect to the review, supervision and monitoring of our accounting operations throughout the organization were either not designed and in place or not operating effectively.

(b) We did not maintain an effective internal audit function. Specifically, there was an insufficient complement of personnel with an appropriate level of experience, training and lines of reporting to allow internal audit to function effectively in determining the adequacy of our internal control over financial reporting and monitoring the ongoing effectiveness thereof.
      Each of these material weaknesses relating to the monitoring of our internal control over financial reporting contributed to the material weaknesses discussed in items 3 through 20 below.

(3) We did not maintain effective controls over certain of our period-end financial close and reporting processes. Specifically, we did not maintain effective controls over the preparation and review of the interim and annual consolidated financial statements, which resulted in the following material weaknesses.

(a) We did not maintain effective controls over the period-end consolidation process. Specifically, we did not maintain effective controls to ensure that we identified and accumulated all required supporting information to ensure the completeness and accuracy of the consolidated financial statements and that balances and disclosures reported in the consolidated financial statements reconciled to the underlying supporting schedules and accounting records. This control deficiency affects substantially all financial statement accounts and resulted in (i) misstatements in our annual 2002 consolidated financial statements, our interim and annual 2003 consolidated financial statements and our interim consolidated financial statements for the first quarter of 2004 which have been corrected in the restatement of our consolidated financial statements for each of these periods (the restatement of our annual 2002, our annual and interim 2003 and our 2004 first quarter consolidated financial statements is collectively referred to as the “2004 Restatement”) and (ii) adjustments, including audit adjustments, to our 2004 annual and second, third and fourth quarters consolidated financial statements (collectively referred to as the “2004 Adjustments”).

(b) We did not maintain effective controls over the translation of our subsidiary financial statements denominated in currencies other than U.S. dollars. This control deficiency affects substantially all financial statement accounts and resulted in (i) misstatements in our consolidated financial statements which have been corrected in the 2004 Restatement and (ii) the 2004 Adjustments.

(4) We did not maintain effective segregation of duties over automated and manual transaction processes. Specifically, we did not maintain effective controls over the granting, maintenance and monitoring of access to financial systems and data. Certain information technology personnel had unrestricted access to financial applications, programs and data beyond that needed to perform their individual job responsibilities and without any independent monitoring. In addition, certain financial personnel in our purchasing, payables, production and inventory control departments had incompatible duties that allowed for the creation, review and processing of certain financial data without independent review and authorization. This control deficiency affects substantially all financial statement accounts. This control deficiency did not result in adjustments to our consolidated financial statements.

(5) We did not maintain effective controls over the preparation, review and approval of account reconciliations. Specifically, we did not have effective controls over the completeness and accuracy of supporting schedules for substantially all financial statement account reconciliations. This control deficiency resulted in (i) misstatements in our consolidated financial statements which have been corrected in the 2004 Restatement and (ii) the 2004 Adjustments.

(6) We did not maintain effective controls over the complete and accurate recording and monitoring of intercompany accounts. Specifically, effective controls were not designed and in place to ensure that intercompany balances were completely and accurately classified and reported in our underlying accounting records and to ensure proper elimination as part of the consolidation process. This control deficiency affects substantially all financial statement accounts and resulted in (i) misstatements in our consolidated financial statements which have been corrected in the 2004 Restatement and (ii) the 2004 Adjustments.

(7) We did not maintain effective controls over the recording of journal entries, both recurring and non-recurring. Specifically, effective controls were not designed and in place to ensure that journal entries were properly prepared with sufficient support or documentation or were reviewed and approved to ensure the accuracy and completeness of the journal entries recorded. This control deficiency affects substantially all financial statement accounts and resulted in (i) misstatements in our consolidated financial statements which have been corrected in the 2004 Restatement and (ii) the 2004 Adjustments.

(8) We did not maintain effective controls over the existence, completeness and accuracy of fixed assets and related depreciation and amortization expense. Specifically, effective controls were not designed and in place for the periodic physical verification of fixed assets and the selection of appropriate useful lives for plant and equipment and amortization periods for leasehold improvements. This control deficiency resulted in (i) misstatements in our consolidated financial statements which have been corrected in the 2004 Restatement and (ii) the 2004 Adjustments.

(9) We did not maintain effective controls over the completeness and accuracy of revenue, deferred revenue, accounts receivable and accrued liabilities. Specifically, we failed to recognize revenue using the percentage-of-completion method for certain long-term contracts in accordance with GAAP. Also, effective controls were not designed and in place to ensure that sales orders were authorized, complete, accurate and recorded on a timely basis. Furthermore, review and approval procedures were not effective to ensure that invoices or customer credit and credit memoranda adjustments were completely, timely and accurately applied to customer receivable accounts and that unapplied cash receipts were properly identified as unclaimed third party property. This control deficiency resulted in (i) misstatements in our consolidated financial statements which have been corrected in the 2004 Restatement and (ii) the 2004 Adjustments.

(10) We did not maintain effective controls over the completeness, accuracy, valuation and existence of our inventory and related cost of sales accounts. Specifically, our controls with respect to the accuracy of product costing, job order closeout, accounting for cost accumulation on long-term contracts and certain inventory management processes, including obsolete and slow-moving inventory identification, lower-of-cost-or-market and LIFO inventory valuation were not effective. Also, we did not maintain effective controls over the accurate and timely recording of inventory receipts and shipments. Furthermore, we did not maintain effective controls over the accuracy and completeness of periodic physical counts of our inventory quantities. This control deficiency resulted in (i) misstatements in our consolidated financial statements which have been corrected in the 2004 Restatement and (ii) the 2004 Adjustments.

(11) We did not maintain effective controls over the completeness and accuracy of our reporting of certain non-U.S. pension plans. Specifically, we failed to obtain actuarial valuations for certain of our non-U.S. pension plans to ensure that we properly accounted for and reported pension expense and related obligations for certain non-U.S. pension plans in accordance with GAAP. This control deficiency resulted in (i) misstatements in our consolidated financial statements which have been corrected in the 2004 Restatement and (ii) the 2004 Adjustments.

(12) We did not maintain effective controls over the complete and accurate recording of rights and obligations associated with our accounts receivable factoring and securitization transactions. Specifically, effective controls were not designed and in place to ensure that the gain and loss on each receivable sale, the receivable balance and the associated accretion of interest, and recording of fees associated with the securitization facility were accurate and complete. This control deficiency primarily affected accounts receivable, debt due within one year, and interest expense, net. This control deficiency resulted in (i) misstatements in our fourth quarter and annual consolidated financial statements for 2003 which have been corrected in the restatement of our consolidated financial statements for each of these periods and (ii) adjustments, including audit adjustments, to our fourth quarter and annual consolidated financial statements for 2004.

(13) We did not maintain effective controls over accounting for certain derivative transactions. Specifically, we did not adequately document the criteria for measuring hedge effectiveness at the inception of certain derivative transactions and did not subsequently evaluate and document the ongoing effectiveness of certain foreign currency forward contracts in order to qualify for hedge accounting treatment. This control deficiency affected accounts receivable, long-term debt, other expense, other comprehensive income and accumulated other comprehensive income. This control deficiency resulted in (i) misstatements in our consolidated financial statements which have been corrected in the 2004 Restatement and (ii) the 2004 Adjustments.

(14) We did not maintain effective controls over the accounting for equity investments. Specifically, we did not maintain effective controls with respect to adjusting for differences between GAAP and the accounting standards used in certain foreign countries. This control deficiency affected other assets, net and selling, general and administrative expense This control deficiency resulted in (i) misstatements in our consolidated financial statements which have been corrected in the 2004 Restatement and (ii) the 2004 Adjustments.

(15) We did not maintain effective controls over our accounting for income taxes, including income taxes payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, we did not maintain effective controls over the accuracy and completeness of the components of the income tax provision calculations and related deferred income taxes and income taxes payable, and over the monitoring of the differences between the income tax basis and the financial reporting basis of assets and liabilities to effectively reconcile the differences to the reported deferred income tax balances. This control deficiency resulted in (i) misstatements in our consolidated financial statements which have been corrected in the 2004 Restatement and (ii) the 2004 Adjustments.

(16) We did not maintain effective controls over our accounting for mergers and acquisitions. Specifically, the controls with respect to the application of purchase accounting, including the establishment of deferred taxes, were ineffective and resulted in errors in the allocation of the purchase price to the underlying assets acquired, including goodwill, and liabilities assumed. This primarily affected property, plant and equipment, deferred income tax assets and liabilities, goodwill and long-term liabilities. This control deficiency resulted in (i) misstatements in our consolidated financial statements which have been corrected in the 2004 Restatement and (ii) the 2004 Adjustments.

(17) We did not maintain effective controls over the completeness and accuracy of certain accrued liabilities and the related operating expense accounts. Specifically, effective controls were not designed and in place to ensure the completeness, accuracy and timeliness of the recording of accrued liabilities and related expenses at period end. This control deficiency primarily affected our accrued warranty obligations, non-U.S. litigation contingencies, sales tax liabilities, self-insurance reserves, liabilities for goods received not invoiced, and related operating expenses. This control deficiency resulted in (i) misstatements in our consolidated financial statements which have been corrected in the 2004 Restatement and (ii) the 2004 Adjustments.

(18) We did not maintain effective controls over the completeness, accuracy and validity of payroll and accounts payable disbursements to ensure that they were adequately reviewed and approved prior to being recorded and reported. This control deficiency primarily affected our accounts payable and accrued liabilities. This control deficiency did not result in any adjustments to our consolidated financial statements.

(19) We did not maintain effective controls over the completeness, accuracy and validity of spreadsheets used in our financial reporting process to ensure that access was restricted to appropriate personnel, and that unauthorized modification of the data or formulas within spreadsheets was prevented. This control deficiency affects substantially all financial statement accounts and resulted in (i) misstatements in our consolidated financial statements which have been corrected in the 2004 Restatement and (ii) the 2004 Adjustments.

(20) We did not maintain effective controls over the accuracy, valuation and disclosure of our goodwill and intangible asset accounts and the related amortization and impairment expense accounts. Specifically, effective controls were not designed and in place to ensure that an adequate periodic impairment analysis was conducted, reviewed, and approved in order to identify and record impairments as required under GAAP and that periodic amortization expense was accurately and completely recorded and reported. This control deficiency resulted in (i) misstatements in our consolidated financial statements which have been corrected in the 2004 Restatement and (ii) the 2004 Adjustments.

      Each of the control deficiencies described in items 1 through 20 above could result in a misstatement of the aforementioned accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
      Management has determined that each of the control deficiencies in items 1 through 20 above constitutes a material weakness.
      As a result of the material weaknesses described above, our management concluded that as of December 31, 2004, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework, issued by the COSO.
      Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included herein.
Plan for Remediation of Material Weaknesses
      In response to the identified material weaknesses, our management, with oversight from our audit committee, has dedicated significant resources, including the engagement of external consultants to support management in its efforts to improve our control environment and to remedy the identified material weaknesses. These ongoing efforts are focused on (i) expanding our organizational capabilities to improve our control environment; (ii) implementing process changes to strengthen our internal control and monitoring activities; and (iii) implementing adequate information technology general controls.
      From a control environment and organizational perspective, in addition to assembling a new senior management team, we, among other things:

•	appointed a Chief Compliance Officer;

•	expanded and strengthened our internal audit organization, which now reports directly to our audit committee, by hiring additional senior audit staff as well as increasing the number of external consultants engaged by our internal audit organization;

•	expanded our accounting policy and controls organization by creating and filling new positions with qualified accounting and finance personnel, including the director of accounting policy and controls, director of financial reporting and corporate accounting, director of company level, corporate and antifraud controls and director of site controls;

•	redefined certain job requirements for our finance employees and established a team, led by a newly hired senior manager, focused on developing and implementing improvements in our finance function;

•	re-staffed our senior tax positions and expanded our tax compliance and audit staff, including creating and filling the position of a European tax director;

•	centralized our information technology management structure to provide more effective monitoring and control capabilities for information technology general controls over financial reporting as such controls relate to database, security, application and infrastructure change management; and

•	initiated a rotation program designed to increase cross-border skills of our accounting personnel and communication within our global accounting organizations through rotation of our U.S. manager level finance personnel in our foreign locations and our foreign manager level finance personnel in the U.S.
      In addition to strengthening our control environment and organizational capabilities, we have implemented several process changes designed to strengthen our internal control and monitoring activities, including:

•	enhanced our GAAP review and application procedures, pursuant to which our corporate accounting policy and controls organization (i) periodically reviews our accounting policies, (ii) where appropriate, makes enhancements to our accounting policies and improves or formalizes documentation of such policies, and (iii) communicates our accounting policies to our financial and accounting personnel on a company-wide basis;

•	created a centrally managed Internal Control Financial Review Program that encompasses analytical reviews, internal control questionnaires, antifraud matrices and site visits by key finance management and internal audit personnel across multiple locations;

•	improved communication and disclosure procedures by (i) instituting monthly global conference calls held by our Chief Accounting Officer to communicate current transactions, events and trends to corporate, division and site finance managers, (ii) conducting global accounting conferences and training, and discussions of policy and procedures, revenue recognition and the Sarbanes-Oxley Act requirements, (iii) expanding our financial statement review and certification process for our annual and quarterly reports filed with the SEC, and (iv) enhancing the features of our site-level financial disclosure checklist and automating the checklist response tracking;

•	enhanced policies and procedures designed to detect and prevent fraud, including ethics programs initiated under the guidance of our Ethics and Compliance Committee; and

•	addressed key financial control activities where segregation of duty issues were identified.

      Furthermore, to address the material weaknesses related to our information technology systems and applications, in addition to reorganizing our information technology management structure as discussed above, we, among other things:

•	enhanced our policies, procedures and communication of the importance of control consciousness around general computer and application controls, including data retention and documentation of data and system changes;

•	centralized network access and security and enhanced intrusion detection and virus and spam safeguards of our firewalls;

•	centralized and upgraded our Local Area Network management;

•	migrated additional Information Technology operations to our data centers to streamline Information Technology management of our application systems;

•	completed the first phase of a multi-site implementation of a new financial control and reporting system in Latin America;

•	migrated four of our locations with aging Enterprise Resource Planning (“ERP”) systems to systems with stronger internal controls; and

•	implemented enhancements to our access control password mechanisms, including stronger password parameters and employee status reviews.
      We believe that the foregoing actions have improved and will continue to improve our internal control over financial reporting, as well as our disclosure controls and procedures. However, we do not believe that all of the material weaknesses described above will be remediated by December 31, 2005, our next reporting “as of” date under Sarbanes-Oxley Section 404. Accordingly, we expect to report that our internal control over financial reporting and our disclosure controls and procedures remain ineffective as of December 31, 2005. Furthermore, certain of these remediation efforts, primarily associated with our information technology infrastructure and related controls, will require significant ongoing effort and investment. Our management, with the oversight of our audit committee, will continue to identify and take steps to remedy known material weaknesses as expeditiously as possible and enhance the overall design and capability of our control environment. As a further commitment to strengthening our organization, we have (i) separated the roles of the Chief Executive Officer and Chairman of the Board of Directors to strengthen our corporate governance structure and (ii) re-emphasized ethics throughout our organization and distributed an enhanced Code of Business Conduct to all of our U.S. employees, posted foreign language versions of our Code of Business Conduct on our website and enhanced the features of our global ethics hotline. We intend to further expand our internal audit, accounting policy and controls and tax compliance capabilities by attracting additional talent and enhancing training in such matters. We also intend to take additional measures to reduce the complexity and increase standardization, usability, efficiency, security and effectiveness of our information technology systems.
Changes in Internal Control over Financial Reporting
      There were no changes in our internal control over financial reporting during the quarter ended December 31, 2004, that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
      None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND OTHER CORPORATE OFFICERS OF THE REGISTRANT
      Our Board of Directors consists of 10 members, who are divided into three classes. Directors are elected for three-year terms. The terms for members of each class end in successive years.
      The Board of Directors has determined, after considering all the relevant facts and circumstances, that each member of the Board of Directors is independent, as “independence” is defined by the revised listing standards of the NYSE, with the exception of Mr. Lewis M. Kling. Mr. Kling is not considered independent as he serves as President and Chief Executive Officer of the Company.
      Non-management directors regularly schedule executive sessions in which non-management directors meet without the presence of management. The presiding director of such executive sessions is Kevin E. Sheehan. Interested parties may communicate with the non-management directors by submitting a letter addressed to Non-management Directors c/o Ronald F. Shuff, Vice President, Secretary and General Counsel at Flowserve Corporation, 5215 N. O’Connor Blvd., Ste. 2300, Irving, Texas 75039.
      The table below sets forth the names and ages of each of our directors, executive officers and certain other officers, as well as the positions and offices held by such persons. A summary of the background and experience of each of these individuals is set forth after the table.

Name	Age	Position

Andrew J. Beall	48	Vice President and President of Flow Solutions Division
Deborah K. Bethune	47	Vice President, Tax
Mark A. Blinn	44	Vice President and Chief Financial Officer
Mark D. Dailey	47	Vice President and Chief Compliance Officer
Paul W. Fehlman	42	Vice President and Corporate Treasurer
Thomas E. Ferguson	49	Vice President and President of Flowserve Pump Division
Richard J. Guiltinan, Jr.	51	Vice President, Controller and Chief Accounting Officer
John H. Jacko, Jr.	48	Vice President, Marketing and Communications
Linda P. Jojo	40	Vice President and Chief Information Officer
Lewis M. Kling	60	President, Chief Executive Officer and Director
Thomas L. Pajonas	50	Vice President and President of Flow Control Division
Joseph R. Pinkston, III	51	Vice President, Human Resources
Jerry Rockstroh	50	Vice President, Supply Chain and Continuous Improvement Process

Name	Age	Position

Ronald F. Shuff	53	Vice President, Secretary and General Counsel
Christopher A. Bartlett	62	Director
Hugh K. Coble	71	Director
Diane C. Harris	63	Director
George T. Haymaker, Jr.	68	Director
Michael F. Johnston	58	Director
Charles M. Rampacek	62	Director
James O. Rollans	63	Director
William C. Rusnack	61	Director
Kevin E. Sheehan	60	Director
      Andrew J. Beall has served as our Vice President and President of Flow Solutions Division since May 2003. From 1994 to 2003, Mr. Beall served in a number of key U.S. and international management positions with our Company and its predecessor, The Duriron Company, including as Vice President of Flowserve Pump Division, Flow Solutions Division and Flow Control Division in Latin America from 1999 to May 2003.
      Deborah K. Bethune has served as our Vice President, Tax, since November 2004. Prior to that, she served with Electronic Data Systems Corporation for 17 years, where she held several tax positions, most recently as the Director of International Taxes for the Americas and Asia Pacific regions.
      Mark A. Blinn has served as our Vice President and Chief Financial Officer since October 2004. He served as Chief Financial Officer of FedEx Kinko’s Office and Print Services, Inc. from February 2003 to September 2004, and as Vice President and Treasurer of Kinko’s, Inc. from 2002 to January 2003. Mr. Blinn also served as Vice President and Chief Accounting Officer of Centex Corporation from 1999 to 2002.
      Mark D. Dailey has served as our Vice President since February 2005 and Chief Compliance Officer since June 2005. He served as our Vice President, Supply Chain and Continuous Improvement, from 1999 through January 2005. Mr. Dailey was Vice President, Supply Chain, and held other supply chain management positions from 1992 to 1999 for the North American Power Tools Division of The Black and Decker Corporation.
      Paul W. Fehlman has served as our Vice President and Corporate Treasurer since April 2005. He served as our Director of Financial Services and Assistant Treasurer from July 2000 to March 2005.
      Thomas E. Ferguson has served as our Vice President and President of Flowserve Pump Division since 2003. He was President of Flow Solutions Division from 2000 to 2002, Vice President and General Manager of Flow Solutions Division North America from 1999 to 2000, and Vice President of Marketing and Technology for Flow Solutions Division from 1997 to 1999.
      Richard J. Guiltinan, Jr. has served as our Vice President, Controller and Chief Accounting Officer since June 2004. Prior to that, he served as a consultant to Chevron on three multinational restructuring and merger integration projects in 2003 and 2002. From 1985 to 2001, Mr. Guiltinan served in accounting and financial management positions at Caltex Corporation, including as Chief Financial Officer from February 2000 to November 2001.
      John H. Jacko, Jr. has served as our Vice President, Marketing and Communications, since November 2002. He served as Division Vice President of FPD Marketing and Customer Management from November 2001 to November 2002. Mr. Jacko was Vice President of Customer and Product Support for the Engines and Systems Business and held other management roles at Honeywell Aerospace from 1999 to 2001. He was also Vice President of Sales and Service, Commercial Transport, and held other management roles at Allied Signal Aerospace from 1995 to 1999.

      Linda P. Jojo has served as our Vice President and Chief Information Officer since July 2004. Prior to that, she served as Chief Information Officer of GE Silicones Division of General Electric Corporation from 2000 to 2004 and held other management positions at General Electric Corporation from 1991 to 2000.
      Lewis M. Kling has served as our President, Chief Executive Officer and member of the Board of Directors since August 2005. Prior to August 2005, he served as our Chief Operating Officer from July 2004 to July 2005. Before joining our Company, he served as Group President and Corporate Vice President of SPX Corporation from October 1999 to January 2004. Mr. Kling also served as President of Dielectric Communications, a division of General Signal Corporation, purchased by SPX Corporation, from June 1997 to October 1999.
      Thomas L. Pajonas has served as our Vice President and President of Flow Control Division since May 2004. He served as Managing Director from January 2004 to May 2004 and as Senior Vice President from August 1999 to December 2003 of the Worldwide Power Segment Business of Alstom, Inc.
      Joseph R. Pinkston, III has served as our Vice President, Human Resources, since September 2005. Prior to that, he served as Senior Vice President, Human Resources of Unisource Worldwide from March 2003 to December 2004. Mr. Pinkston also served as Vice President, Human Resources of Russell Corporation from December 2001 to February 2003 and as Vice President, Human Resources of Hussmann International, Inc. from March 1995 to October 2001.
      Jerry Rockstroh has served as our Vice President of Supply Chain and Continuous Improvement Process since September 2005, and as our Vice President of Supply Chain from February to August 2005. From September 1983 to February 2005, he served in various executive level positions within different business units of AlliedSignal/ Honeywell, including as World Wide Vice President of Operations & Integrated Supply Chain.
      Ronald F. Shuff has served as our Vice President since 1990 and Secretary and General Counsel since 1988.
      Christopher A. Bartlett has served as a director since 2002 and serves as a member of the Organization and Compensation Committee. He was formerly a director from 1988 to 1993. Dr. Bartlett is an Emeritus Professor of Business Administration at Harvard University. Prior to his academic career, he was a general manager of Baxter Travenol’s French subsidiary and a consultant at McKinsey & Co. Currently, Dr. Bartlett serves as a Chief Executive Officer advisor and management consultant on international strategic and organizational issues to several major corporations.
      Hugh K. Coble has served as a director since 1994 and serves as a member of the Organization and Compensation Committee. He is Vice Chairman, Emeritus, of Fluor Corporation, a major engineering and construction firm. Mr. Coble was a director of Fluor Corporation from 1984 and Vice Chairman from 1994 until his retirement in 1997. He joined Fluor Corporation in 1966 and was Group President of Fluor Daniel, Inc., a subsidiary of Fluor Corporation, from 1986 to 1994. Mr. Coble is also a director of Beckman Coulter, Inc., a company that sells medical instruments.
      Diane C. Harris has served as a director since 1993 and serves as a member of the Finance Committee. She is President of Hypotenuse Enterprises, Inc., a merger and acquisition service and corporate development outsourcing company. Ms. Harris was Vice President of Corporate Development of Bausch & Lomb, Incorporated, an optics and health care products company, from 1981 to 1996, when she left to lead Hypotenuse Enterprises, Inc. She was a director of the Association for Corporate Growth from 1993 to 1998 and its elected President from 1997 to 1998. Ms. Harris is also a director of The Monroe Fund, an investment company.
      George T. Haymaker, Jr. has served as a director since 1997. He serves as Chairman of the Organization and Compensation Committee and as a member of the Corporate Governance and Nominating Committee. Mr. Haymaker has been non-executive Chairman of the Board of Kaiser Aluminum Corporation, a company that is principally a producer of semi-fabricated aluminum products, since 2001 and non-executive Chairman of the Board of Safelite Auto Glass, a provider of automobile replacement glass, since 2000. Mr. Haymaker was Chairman of the Board of Kaiser Aluminum Corporation from 1994 until May 2001 (non-executive Chairman after January 2000) and its Chief Executive Officer from 1994 to 1999. Before joining Kaiser Aluminum in 1993 as its President and Chief Operating Officer, Mr. Haymaker worked with a private partner in the acquisition and redirection of several metal fabricating companies. He was Executive Vice President of Alumax, Inc. from 1984 to 1986 and was Vice President, International Operations for Alcoa, Inc. from 1982 to 1984. Mr. Haymaker is also a director of CII Carbon, L.L.C., a supplier of calcined coke for aluminum smelters, a director of Mid-America Holdings, Ltd., an aluminum extruder, a director of 360 Networks Corporation, a provider of telecommunication services, a director of Hayes Lemmerz International, Inc., a global supplier of automotive and commercial wheels, brakes and other auto suspension components, and a director of SCP Pool Corp., a distributor of swimming pool and related products.
      Michael F. Johnston has served as a director since 1997. He serves as Chairman of the Finance Committee and as a member of the Corporate Governance and Nominating Committee. Mr. Johnston is currently the Chief Executive Officer and Chairman of the Board of Visteon Corporation, an automotive components supplier, and has served there as Visteon’s President, Chief Executive Officer and Chief Operating Officer at various times since 2000. Before joining Visteon, Mr. Johnston was employed by Johnson Controls, Inc., a company serving the automotive and building services industry, as President of North America/Asia Pacific, Automotive Systems Group, from 1999 to 2000, President of Americas Automotive Group from 1997 to 1999 and in other senior management positions since 1991. He is also a director of Visteon and a director of Whirlpool Corporation, an appliance manufacturer.
      Charles M. Rampacek has served as a director since 1998. He serves as the Chairman of the Corporate Governance and Nominating Committee and as a member of the Audit Committee. Mr. Rampacek is currently a business and management consultant in the energy industry. Mr. Rampacek served as the Chairman of the Board, President and Chief Executive Officer of Probex Corporation (“Probex”), an energy technology company providing proprietary oil recovery services, from 2000 to 2003. From 1996 to 2000, Mr. Rampacek served as President and Chief Executive Officer of Lyondell-Citgo Refining, L.P., a manufacturer of petroleum products. From 1982 to 1995, he held various executive positions with Tenneco Inc. and its energy related subsidiaries, including President of Tenneco Gas Transportation Company, Executive Vice President of Tenneco Gas Operations and Senior Vice President of Refining. On January 24, 2005, John H. Litzler, Chapter 7 Trustee for Probex Fluids Recovery, Inc., a subsidiary of Probex, and Kenmore Construction Company, Inc., filed a complaint against the former officers and directors of Probex in the United States Bankruptcy Court, Northern District of Texas. The complaint requested recovery of certain costs and damages related to a used lube oil sales contract that was entered into in early 2003 prior to the filing of Chapter 7 bankruptcy by Probex Fluids Recovery, Inc. The complaint was defended under Probex’s director and officer insurance by AIG and settlement was reached in December 2005. The settlement agreement and release was submitted to the bankruptcy trustee in January 2006 for final resolution. On February 25, 2005, Cambridge Strategies Group, LLC (“Cambridge”), filed a complaint against former officers of Probex in the 160th Judicial District Court in Dallas, Texas. The complaint requested recovery of funds that Cambridge had loaned Probex well prior to the filing of Chapter 7 bankruptcy by Probex. The complaint is currently being defended under Probex’s director and officer insurance by AIG. On August 31, 2005, John H. Litzler, Chapter 7 Trustee for Probex Fluids Recovery, Inc., a subsidiary of Probex, filed a complaint against noteholders of a series of 7% Senior Convertible Notes of Probex Fluids Recovery, Inc., in the United States Bankruptcy Court, Northern District of Texas. The complaint requested recovery of certain proceeds from the sale of Probex Fluids Recovery, Inc. assets that had been previously distributed to the noteholders, of which Charles M. Rampacek was one. Mr. Rampacek reached settlement in December 2005, and the settlement agreement and release was submitted to the bankruptcy trustee in January 2006 for final resolution.
      James O. Rollans has served as a director since 1997. He serves as the Chairman of the Audit Committee and as a member of the Corporate Governance and Nominating Committee. He is an independent Corporate Director and Corporate Financial Advisor. Mr. Rollans was President and Chief Executive Officer of Fluor Signature Services, a subsidiary of Fluor Corporation from 1999 to 2001. He served as Senior Vice President of Fluor Corporation from 1992 to 1999, as its Chief Financial Officer from 1998 to 1999 and from 1992 to 1994, as its Chief Administrative Officer from 1994 to 1998 and as its Vice President of Corporate

Communications from 1982 to 1992. Mr. Rollans is also a director of Encore Credit Corporation, a mortgage finance company, and a director of Advanced Medical Optics, Inc., a developer and manufacturer of ophthalmic surgical and contact lens care products.
      William C. Rusnack has served as a director since 1997 and serves as a member of the Audit Committee. He is currently a private investor and independent corporate director. Mr. Rusnack was President, Chief Executive Officer, Chief Operating Officer and director of Premcor from 1998 to 2002. Before joining Premcor, Mr. Rusnack served for 31 years with Atlantic Richfield Company, or ARCO, an integrated petroleum company, most recently as Senior Vice President of ARCO from 1990 to 1998 and President of ARCO Products Company from 1993 to 1998. He is also a director of Sempra Energy, an energy services company and a director of Peabody Energy, a coal producing company.
      Kevin E. Sheehan has served as a director since 1990, is the non-executive Chairman of the Board of Directors and also serves as a member of the Finance Committee. He served as our Interim Chairman, President and Chief Executive Officer from April 2005 to August 2005. He is Managing Director of CID Capital, a venture capital firm that concentrates on early-stage and high-growth entrepreneurial companies. He has been a Managing Director at CID Capital since January 1994. Before joining CID Capital, Mr. Sheehan was employed by Cummins Engine Company, a manufacturer of diesel engines and related components, for 22 years. He served at Cummins Engine Company as Vice President, Components Group, from 1986 to 1993, Vice President, Worldwide Parts and Service from 1983 to 1986 and Vice President, Computer Systems and Telecommunications, from 1980 to 1983.
Audit Committee
      Our Audit Committee is composed of three directors, all of whom meet the independence standards set forth in the SEC rules and regulations and the NYSE listing requirements. The members of the Audit Committee are Charles M. Rampacek, James O. Rollans and William C. Rusnack. Our Board of Directors has determined that Mr. Rollans, a former Chief Financial Officer of Fluor Corporation, is a qualified audit committee financial expert under the SEC rules and regulations and has accounting or related financial management expertise for purposes of the NYSE listing requirements. The remainder of the Audit Committee Members (Mr. Rampacek and Mr. Rusnack) are financially literate for purposes of the SEC rules and regulations and the NYSE listing requirements.
Governance Guidelines
      Our Board of Directors has adopted Self-Governance Guidelines. A copy of such guidelines is available on our website at www.flowserve.com. In addition, a copy of such guidelines is available in print to any shareholder who submits a written request to Michael E. Conley, Vice President of Investor Relations, Flowserve Corporation, 5215 N. O’Connor Blvd., Suite 2300, Irving, Texas 75039.
Codes of Business Conduct and Ethics
      We have adopted a Code of Business Conduct applicable to all of our employees. In addition, our Board of Directors has adopted and each director has executed a Code of Ethics for our Board of Directors, and our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller, and other senior financial managers performing similar functions have adopted and executed a Financial Management Code of Ethics that specifically relates to their financial reporting duties. A copy of each of the foregoing codes is available on our website at www.flowserve.com. In addition, a copy of each of the foregoing Codes is available in print to any shareholder who submits a written request to Michael E. Conley, Vice President of Investor Relations, Flowserve Corporation, 5215 N. O’Connor Blvd., Suite 2300, Irving, Texas 75039. We intend to disclose any change to our Financial Management Code of Ethics or our Code of Ethics for our Board of Directors, or the grant of any waiver of any ethics provision in such Codes to any specified director, officer or manager, through the filing of a Current Report on Form 8-K with the Securities and Exchange Commission and posting of any such change or grant of waiver on our website at www.flowserve.com.

Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Securities and Exchange Act of 1934 requires directors and executive officers to file reports with the SEC regarding their ownership of Company stock and any changes in their beneficial ownership. Based on our records, we believe that all of these reports were filed on a timely basis during 2004.

ITEM 11.	EXECUTIVE COMPENSATION
      This section sets forth certain information with respect to the compensation earned by the individual who served as the Chief Executive Officer of the Company during 2004 and five other individuals who served as the most highly compensated executive officers of the Company during 2004 (collectively, the “Named Executive Officers”). The compensation of the executive officers of the Company includes annual incentive plan awards and other awards that are determined by reference to the Company’s operating performance. The Company has not yet finalized its financial statements for 2005, its last completed fiscal year, and, as a result, the definitive compensation of its executive officers, including the Named Executive Officers, for 2005 cannot be determined at this time. Accordingly, this Annual Report does not present executive compensation for 2005. Such information will be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which will be filed with the SEC at a subsequent date.
SUMMARY COMPENSATION TABLE

					Long-Term Compensation(1)

					Awards		Payouts
		Annual Compensation(1)
					Restricted	Securities
				Other Annual	Stock	Underlying	LTIP	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Payouts	Compensation
Name and Principal Position	Year	($)	($)	($)(2)	($)(3)	(#)	($)	($)(4)(5)

Beall, Andrew J.	2004	234,923	212,800	—	171,750	7,500	—	8,420
Vice President and	2003	192,934	—	13,667	—	9,000	—	787
President of Flow	2002	—	—	—	—	—	—	—
Solutions Division(6)

Ferguson, Thomas E.	2004	319,615	256,880	—	164,880	9,000	—	9,510
Vice President and	2003	296,692	—	—	287,250	15,000	—	6,440
President of Flowserve	2002	232,542	103,616	—	—	3,200	—	6,361
Pump Division

Greer, C. Scott	2004	787,670	917,700	4,925	732,800	54,000	—	72,347
Former Chairman of	2003	776,901	—	7,727	—	55,000	—	3,570
the Board, President	2002	710,439	114,000	11,590	—	55,000	—	3,330
and Chief Executive
Officer(7)

Hornbaker, Renée J.	2004	209,658	—	—	—	—	—	636,915
Former Vice	2003	345,538	—	—	—	11,000	—	7,545
President and Chief	2002	317,769	76,000	—	—	11,000	—	7,497
Financial Officer(8)

Kling, Lewis M	2004	238,462	371,469	6,316	1,070,420	75,000	—	5,816
President and Chief	2003	—	—	—	—	—	—	—
Executive Officer(9)	2002	—	—	—	—	—	—	—

Shuff, Ronald F.	2004	289,770	194,684	—	114,500	8,500	—	9,516
Vice President,	2003	277,692	—	—	—	9,000	—	6,413
Secretary and	2002	262,477	52,000	—	—	9,000	—	6,492
General Counsel

(1)	Salary, annual bonus and long-term payouts may be deferred at the election of the named executive officer until retirement. Annual bonus and long-term payouts may also be received in the form of Company stock held in a Rabbi Trust.

(2)	Amounts shown include tax adjustment payments on relocation allowances for Mr. Kling, tax adjustment payments on the forgiveness of loans for Mr. Greer and the imputed interest income thereon (see footnote 5 below) and tax adjustment payments for Mr. Beall’s service in Mexico prior to becoming Vice President and President of Flow Solutions Division. The only other type of Other Annual Compensation was in the form of perquisites. The cost incurred by the Company during the presented years for various perquisites provided to each of the Named Executive Officers is not included as Other Annual Compensation, because the amount did not exceed the lesser of $50,000 or 10% of such executive officer’s salary and bonus of any of the years.

(3)	On July 9, 2004, Mr. Kling was granted an award of 46,000 shares of our restricted stock, of which 40,000 shares of restricted stock will vest on July 9, 2007 and the remaining 6,000 shares will vest in three equal annual installments on July 9, 2005, July 9, 2006 and July 9, 2007, respectively. Additionally, on July 15, 2004, the following awards of our restricted stock were granted: Mr. Beall — 7,500 shares; Mr. Ferguson — 7,200 shares; Mr. Greer — 32,000 shares; and Mr. Shuff — 5,000 shares. The shares of restricted stock granted on July 15, 2004 vest in three equal one-third increments for each Named Executive Officer commencing on July 15, 2005, except that one-third of Mr. Greer’s shares became fully vested on June 30, 2005 and the remaining two-thirds of Mr. Greer’s shares were forfeited pursuant to the terms of a Separation and Release Agreement entered into between Mr. Greer and the Company. See “Employment and Change in Control Arrangements” below. The value of such shares shown is based on the closing price of the common stock of the Company on the date of grant. The total number of shares of unvested restricted stock held as of December 31, 2004 and the value of such shares based on the closing price of the common stock of the Company at December 31, 2004 of $27.54 is set forth below:

	Number of
	Shares		Value

Beall, Andrew J.	7,500		$206,550
Ferguson, Thomas E.	22,200		$611,388
Greer, C. Scott(a)	32,000	(a)	$881,280	(a)
Hornbaker, Renée J.	0		$0
Kling, Lewis M.	46,000		$1,266,840
Shuff, Ronald F.	5,000		$137,700

(a)	Pursuant to the terms of a Separation and Release Agreement entered into between Mr. Greer and the Company, one-third of Mr. Greer’s restricted shares became vested on June 30, 2005 and the remaining two-thirds of his shares were forfeited.

The restricted shares are eligible to receive dividends; however, the Company currently does not declare or pay dividends on its common stock.

(4)	The Company’s contributions to the 401(k) savings plan for the following officers in 2004 were: Mr. Beall — $7,551; Mr. Ferguson — $8,200; Ms. Hornbaker — $5,803; Mr. Kling — $4,616; and Mr. Shuff — $7,752. Life insurance premiums paid by the Company for the following officers in 2004 were: Mr. Beall — $869; Mr. Ferguson — $1,310; Mr. Greer — $7,200; Ms. Hornbaker — $1,286; Mr. Kling — $1,200; and Mr. Shuff — $1,764. The amount reflected for Ms. Hornbaker includes severance payments of $351,800 pursuant to a Separation and Release Agreement entered into between Ms. Hornbaker and the Company on August 3, 2004, and also includes lump-sum distributions of accrued benefits under the Company’s pension and retirement plans of $278,026. Mr. Greer and Ms. Hornbaker will also receive lump-sum distributions of accrued benefits under the Company’s pension and retirement plans in 2005 and 2006, as described under “Pension Plans” below.

(5)	Upon joining the Company in July 1999, Mr. Greer received an interest-free loan in the amount of $325,738 in payment for the loss of equity in his home upon relocation, with 20% of the loan forgiven for each of his four full years of service since July 1999. The 2004 amount includes $65,147 for Mr. Greer, which reflects the remaining 20% of the loan that was forgiven.

(6)	Mr. Beall began serving as Vice President and President of Flow Solutions Division in May 2003.

(7)	Effective April 4, 2005, Mr. Greer resigned as the Company’s Chairman, President and Chief Executive Officer pursuant to the terms of a Separation and Release Agreement entered into between Mr. Greer and the Company on April 4, 2005. Mr. Greer remained as an employee of the Company until June 30, 2005. See “Employment and Change in Control Arrangements.” As of April 4, 2005, Kevin E. Sheehan became the Company’s Interim President and Chief Executive Officer and Chairman of the Board and served until the appointment of Mr. Kling as President and Chief Executive Officer on August 1, 2005. Mr. Sheehan continues to serve as the non-executive Chairman of the Board.

(8)	Effective June 15, 2004, Ms. Hornbaker resigned as the Company’s Vice President and Chief Financial Officer pursuant to the terms of a Separation and Release Agreement entered into between Ms. Hornbaker and the Company on August 3, 2004. Ms. Hornbaker remained as an employee of the Company until July 30, 2004. See “Employment and Change in Control Arrangements.” In October 2004, Mark A. Blinn was appointed as Vice President and Chief Financial Officer of the Company.

(9)	Mr. Kling joined the Company in July 2004 as Chief Operating Officer. He became President and Chief Executive Officer and an appointed member of the Board of Directors, on August 1, 2005. See “Employment and Change in Control Arrangements” below.
2004 STOCK OPTION GRANTS
      The following chart shows the number of stock options granted in 2004 to the Named Executive Officers of the Company.

					Potential Realizable Value
					at Assumed Annual Rates
	Number of	Percentage			of Stock Price
	Securities	of Total			Appreciation For Option
	Underlying	Options to			Term(4)
	Options	Employees in	Exercise Price	Expiration
Name	Granted(1)(2)(3)	Fiscal Year	Per Share	Date	5%		10%

Beall, Andrew J.	7,500	3.2%	$22.90	07/15/14	$108,013		$273,725
Ferguson, Thomas E.	9,000	3.8%	22.90	07/15/14	129,615		328,470
Greer, C. Scott	54,000	23%	22.90	07/15/14	259,230	(5)	656,940	(5)
Hornbaker, Renée J.	-0-	N/A	N/A	N/A	N/A		N/A
Kling, Lewis M.	75,000	32%	23.27	07/09/14	1,125,328		2,809,229
Shuff, Ronald F.	8,500	3.6%	22.90	07/15/14	122,414		310,222

(1)	All options have an exercise price equal to the fair market value of common stock of the Company on the date of grant and a 10-year life. They also have certain “limited rights” which, in general, provide for a cash payment of the value of the option in the event of a change in control of the Company.

(2)	The figures reported above include incentive option grants for 2004 as follows: Mr. Beall — 0; Mr. Ferguson — 9,000; Mr. Greer — 4,366; Ms. Hornbaker -0; Mr. Kling — 4,297 and Mr. Shuff — 4,691. All other options granted were non-qualified.

(3)	Annual option grants become exercisable on a pro rata basis in three installments commencing on the first anniversary of the grant date, and in regard to incentive stock options, to the extent at which they are allowed to do so subject to Internal Revenue Service valuation limits.

(4)	The calculation of potential realizable value assumes annual growth rates for each of the grants shown over their 10-year option term and are not suggested to be indicative of projected results. For example, a $22.90 per share price with a 5% annual growth rate results in a stock price of $37.30 per share and a 10% rate results in a price of $59.40 per share. Actual gains, if any, on stock option exercises are dependent on the future performance of the stock.

(5)	Only one-third of these option shares vested and Mr. Greer forfeited the remaining option shares pursuant to the terms and conditions of his Separation and Release Agreement. The potential realizable value presented above only relates to one-third of Mr. Greer’s 2004 Stock Option Grant.

2004 AGGREGATE OPTION EXERCISES AND YEAR-END OPTION VALUES
      The following chart shows the number and value of stock options, both exercisable and unexercisable, as of December 31, 2004 for each named executive officer of the Company.

				Number of Securities			Value of Unexercised
				Underlying Unexercised			In-the-Money Options
	Shares			Options at Fiscal Year-End			at Fiscal Year-End
	Acquired on		Value
Name	Exercise		Realized	Exercisable	Unexercisable		Exercisable		Unexercisable

Beall, Andrew J.	-0-		N/A	26,080	14,500		$138,888		$87,840
Ferguson, Thomas E.	-0-		N/A	16,200	25,067		70,002		170,491
Greer, C. Scott	-0-		N/A	755,001	108,999	(2)	6,537,073	(2)	607,687	(2)
Hornbaker, Renée J.	12,400	(1)	$60,350	-0-	-0-		-0-		-0-
Kling, Lewis M.	-0-		N/A	-0-	75,000		-0-		320,250
Shuff, Ronald F.	-0-		N/A	62,740	17,500		262,722		97,880

(1)	All shares upon exercise were immediately sold.

(2)	Under the terms of Mr. Greer’s Separation and Release Agreement, 54,333 shares were forfeited which represented $320,854 of the value of the unexercised in-the-money options at the end of fiscal year 2004.
PENSION PLANS
      The Company provides pension benefits to executive officers under the Company’s qualified “cash balance” defined benefit pension plan (the “Qualified Plan”) and its non-qualified supplemental executive retirement plans (the “Non-qualified Plans”). The Non-qualified Plans provide benefits that plan participants cannot receive under the Qualified Plan due to Internal Revenue Code (the “Code”) limits. Since July 1, 1999, when the Company’s pension plan was converted to the cash balance design, Qualified Plan participants accrue contribution credits based on age and years of service at the rate of 3% to 7% for qualified earnings up to the Social Security wage base and at the rate of 6% to 12% for qualified earnings in excess of the Social Security wage base. Qualified earnings include salary and annual incentive payments. For executive officers, including the executives listed below, contribution percentages are increased by 5% under provisions of the Non-qualified Plan. Non-qualified Plan participants also earn interest on the accrued cash benefit amount in their plan accounts. The following executives (except Mr. Beall, Mr. Greer and Mr. Kling) also received certain transitional benefits in their Qualified Plan account balances when the Company converted to the cash balance plan. The estimated annual retirement annuities for the following officers at age 65 are as follows:

	Year Reaching	Age 65
Executive Officer	Age 65	Annual Annuity(1)

Beall, Andrew J.	2021	$260,070
Ferguson, Thomas E.	2021	$430,512
Greer, C. Scott(2)	2015	N/A
Hornbaker, Renée J.(3)	2017	N/A
Kling, Lewis M.	2010	$89,275
Shuff, Ronald F.	2017	$231,277

(1)	The estimated annual pension benefits shown assume: (a) annual bonuses for all Named Executive Officers equal to bonus at target; (b) a 5.25% interest factor; (c) retirement at age 65; and (d) a 4.5% annual increase in current salary until age 65.

(2)	Effective April 4, 2005, Mr. Greer resigned as the Company’s Chairman, President and Chief Executive Officer pursuant to the terms of a Separation and Release Agreement entered into between Mr. Greer and the Company on April 4, 2005. Mr. Greer remained as an employee of the Company until June 30, 2005. See “Employment and Change in Control Arrangements.” In connection with his resignation, Mr. Greer received in 2005 lump-sum distributions of certain accrued benefits under the Qualified Plan and the Non-qualified Plans of $807,857, representing the actuarial present value of such accrued benefits. He will receive additional lump-sum distributions of $183,020 in 2006, representing the actuarial present value of his remaining accrued benefits.

(3)	Effective June 15, 2004, Ms. Hornbaker resigned as the Company’s Vice President and Chief Financial Officer pursuant to the terms of an agreement and general release entered into between Ms. Hornbaker and the Company on August 3, 2004. Ms. Hornbaker remained as an employee of the Company until July 30, 2004. See “Employment and Change in Control Arrangements.” In connection with her resignation, Ms. Hornbaker received in 2004 lump-sum distributions of certain accrued benefits under the Qualified Plan and the Non-qualified Plans of $278,026, representing the actuarial present value of such accrued benefits. She also received an additional lump-sum distributions of $124,359 in 2005, representing the actuarial present value of her remaining accrued benefits.

DIRECTORS’ COMPENSATION
      Effective as of January 1, 2004, non-employee directors received an annual retainer with an aggregate target value of $85,000 per year, excluding chairman and committee service retainers. The cash portion of the annual retainer is $35,000 and the equity portion has a target grant valuation of $50,000. The equity portion is provided in the form of restricted common stock of the Company having a $50,000 fair market valuation at the time of grant. Voting rights accompany such restricted stock, which fully vests after one year. This restricted stock is also subject to a holding period prohibiting resale, which is the shorter of five years from the date of grant or one year after the director ceases service on the Board of Directors. Directors may elect to defer all or a portion of their annual compensation. Interest is paid in cash deferrals. Directors who elect to defer the cash portion of their annual compensation in the form of Company stock receive a 15% premium on deferred amounts.
      Committee chairmen and committee members also receive supplemental service retainers. The payout payments are presented below.

	Supplemental	Supplemental
Board Committee	Service Retainer	Chairman Retainer

Audit Committee	$10,000	$10,000
Finance Committee	$7,500	$7,500
Organization and Compensation Committee	$7,500	$7,500
Corporate Governance and Nominating Committee	$2,500	$7,500
      In July 2004, the Organization and Compensation Committee approved supplemental compensation to Mr. James O. Rollans for his service on a special subcommittee to monitor the Company’s closing of its 2003 financial statements. The supplemental compensation was awarded in recognition of his services performed beyond his regular Board and committee duties, responsibilities and expectations. The supplemental compensation was based on the number of days Mr. Rollans performed these services and on a per diem payment of $3,500. For these services, Mr. Rollans received supplemental compensation of $98,000 in cash.
      Mr. Kevin E. Sheehan began serving as the non-executive Chairman of the Board of the Company on August 1, 2005. In addition to the retainers noted above, on October 12, 2005, the Organization and Compensation Committee proposed and the full Board of Directors approved the payment to Mr. Sheehan of $100,000 annually, beginning August 1, 2005, for his service as non-executive Chairman of the Board of Directors, which is in addition to his regular Board retainer and supplemental compensation which Mr. Sheehan receives for serving as a Board member and a committee member. Mr. Sheehan will receive this additional compensation on a quarterly basis, in accordance with the pre-established director compensation cycles, which will be deferred in 2005 in the form of Company common stock until his termination of service.
      On October 12, 2005, the Organization and Compensation Committee also approved supplemental compensation to specified directors for their service on special subcommittees formed during 2005 for the Company’s search of, and transition to, a new Chief Executive Officer. The supplemental compensation was awarded in recognition of services performed by those directors beyond their regular Board and committee duties, responsibilities and expectations. The services performed included the negotiation of the Separation and Release agreement for the Company’s former Chief Executive Officer, the development of a special senior management retention plan during the search for the new Chief Executive Officer, special recruiting work related to identifying, interviewing and evaluating new candidates for the Chief Executive Officer position, and the negotiation of a new employment agreement with Lewis M. Kling in connection with his appointment as Chief Executive Officer. The supplemental compensation was based on the number of days each director performed these services and on a per diem payment of $3,500. For the services mentioned above, each director named below received the supplemental compensation set forth opposite his name:

Supplemental
Director	Compensation

Charles M. Rampacek	$87,500
George T. Haymaker, Jr.	$35,000
Hugh K. Coble	$28,000
Kevin E. Sheehan	$12,250
William C. Rusnack	$56,000
      The fees noted above were paid in addition to regular Board service retainers. Each director listed above deferred his compensation in 2005 in the form of Company common stock until his termination of service, except for William C. Rusnack, who received his payment in cash.
EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS
Employment Agreement with Mr. Kling
      The Company entered into an employment agreement with Lewis M. Kling as of July 28, 2005. Mr. Kling’s agreement provides that, subject to certain terms and conditions, Mr. Kling is employed by the Company as its President and Chief Executive Officer beginning on August 1, 2005 and ending on July 31, 2008, with automatic renewal for one-year periods. Prior to his appointment as President and Chief Executive Officer, Mr. Kling served as the Company’s Chief Operating Officer since joining the Company in July 2004. Under the agreement, Mr. Kling receives an annual base salary of $850,000, subject to increase based on annual reviews. He is also eligible to receive an annual bonus, based on the attainment of certain performance targets established by the Organization and Compensation Committee, ranging from 0% to 200% of his base salary, as well to participate in any benefit and incentive plans of the Company on terms no less favorable than those applicable to other senior executives. Additionally, he is entitled to the vesting of 20% of any nonqualified pension benefit that is not yet then vested, provided that he remains employed through July 31, 2008. As of July 28, 2005, Mr. Kling’s participation in the Company’s Transitional Executive Security Plan was terminated and no payments are due to him under that plan. In lieu of his participation in the Transitional Executive Security Plan, the Company made a special one-time lump-sum payment to Mr. Kling of $520,000.
      On July 28, 2005, Mr. Kling was granted options under his employment agreement to acquire up to 69,748 shares of the Company’s common stock at an exercise price equal to the fair market value of the shares on the date of grant and 40,800 shares of restricted common stock under the Company’s 2004 Stock Compensation Plan.
      If the Company terminates Mr. Kling’s employment other than for cause (as defined in the agreement), death or disability (as defined in the agreement) or Mr. Kling terminates his employment for good reason (as defined in the agreement) and Mr. Kling has executed and not revoked a release of claims against the Company: (i) the Company will pay to Mr. Kling within 30 days after his employment terminates a lump-sum cash amount equal to the sum of (A) (I) the sum of his annual base salary at the time of termination and (II) the annual bonus earned by him for the bonus year preceding the year in which his employment terminates and (B) a pro-rata portion of the target bonus based on the number of days of service during the bonus year occurring prior to termination of employment; (ii) all stock-based awards held by Mr. Kling that have not yet vested or otherwise become unrestricted shall immediately vest or become unrestricted in full; (iii) the target payment under all dollar-denominated, performance-based long-term incentive compensation programs shall be paid to Mr. Kling in a lump sum in cash within 30 days; and (iv) Mr. Kling shall become fully vested in any nonqualified pension benefit that is not yet vested. Also, provided that Mr. Kling has been continuously employed by the Company for three years (including service prior to July 28, 2005), Mr. Kling (or his current spouse, as the case may be) shall be entitled to purchase health benefit coverage for Mr. Kling and his current spouse substantially similar to that available under the Company’s health benefit programs at the cost to the Company of providing such coverage to its actively employed senior executives through, respectively, the period of Mr. Kling’s and his current spouse’s eligibility for coverage under Medicare.
      If Mr. Kling’s employment is terminated for cause or Mr. Kling terminates his employment without good reason, the agreement will terminate without further obligations to Mr. Kling other than the Company’s indemnification obligation to Mr. Kling and the payment to Mr. Kling of the sum of (i) his annual base salary through the date his employment terminates, (ii) any payments that have become vested or that are otherwise due in accordance with the terms of any employee benefit, incentive or compensation plan, and (iii) any reimbursable expenses incurred by Mr. Kling, in each case to the extent theretofore unpaid (collectively, “Accrued Compensation”).
      If Mr. Kling’s employment is terminated by reason of his death or disability, the agreement will terminate without further obligations to Mr. Kling other than (i) the Company’s indemnification obligation to Mr. Kling, (ii) the payment of Accrued Compensation, (iii) all stock-based awards that have not yet vested or otherwise become unrestricted shall immediately become vested or otherwise unrestricted in full (iv) the target payment under all dollar-denominated, performance-based long-term incentive compensation programs will be paid to Mr. Kling (or his estate or beneficiary, as applicable) and (v) Mr. Kling shall become fully vested in any nonqualified pension benefit that is not yet then vested.
Separation and Release Agreements

C. Scott Greer
      The Company entered into an employment agreement with Mr. Greer, the Company’s former Chief Executive Officer, President and Chairman of the Board, effective as of July 1, 1999. On April 4, 2005, Mr. Greer resigned as the Company’s President and Chief Executive Officer and as a director (including his capacity as Chairman of the Board). His employment agreement included the following compensation: (i) annual base salary equal to $787,670 for 2004; (ii) minimum annual bonus opportunity of no less than 75% of base salary; (iii) participation in the Company’s Long-Term Incentive Plan; and (iv) an interest-free loan of $325,738, which was forgiven after the completion of five years of employment with the Company, in recognition of his willingness to promptly relocate and resulting loss of equity on his prior home.
      In connection with Mr. Greer’s resignation, the Company entered into a Separation and Release Agreement with Mr. Greer as of April 4, 2005. Pursuant to the agreement, from April 5, 2005 through June 30, 2005 Mr. Greer continued to be an employee of the Company performing such duties as requested by the Board of Directors. During such time, he was entitled to receive the same compensation as payable under his employment agreement and existing compensation programs of the Company. As a condition for Mr. Greer executing a release of claims against the Company, the Company paid Mr. Greer a $810,000 transition allowance. All options and restricted stock held by Mr. Greer and subject to vesting after June 30, 2005 and on or before July 17, 2005 became vested on June 30, 2005, and the options held by him remain exercisable until the later of (i) December 31, 2006, or (ii) if the Company is unable to sell stock due to securities laws or other restrictions on that date, 90 days after the date when stock can be issued by the Company, but not beyond the expiration of the options. Mr. Greer is also entitled to a furnished office, with telephone and computer service, and secretarial support for the period beginning April 5, 2005 and ending June 30, 2006, as well as reimbursement for certain transition-related fees in an amount not exceeding $25,000. Pursuant to the agreement, Mr. Greer is restricted from competing with the Company for a one-year period.

Renée I. Hornbaker
      The Company entered into a Separation and Release Agreement with Ms. Hornbaker as of July 26, 2004, pursuant to which Ms. Hornbaker resigned as the Company’s Vice President and Chief Financial Officer effective June 15, 2004. Pursuant to the agreement, Ms. Hornbaker received her then current base salary for 12 months totaling $351,800 less applicable withholding taxes. She also received any vested benefits in the Company’s benefit, incentive or compensation plans
Change-In-Control Arrangements
      The Company maintains an executive severance plan covering key management, officers and executive officers of the Company, providing certain employment termination benefits. These benefits become irrevocable and are paid in the event that covered employment is terminated immediately prior to or within two years after a change-in-control of the Company. These termination benefits include the following payments: (i) three times the sum of the manager’s or officer’s base salary and the average of target awards under incentive plans; (ii) immediate vesting of non-exercisable stock-based compensation; (iii) continuation of participation in certain employee benefit plans for up to three years; and (iv) full reimbursement for certain potential excise tax liabilities.
Transitional Executive Security Plan
      A search for a new Chief Executive Officer was conducted by a transition committee of the Board of Directors of the Company following the agreement between the Board and C. Scott Greer, former President and Chief Executive Officer, not to renew Mr. Greer’s employment agreement with the Company. The Board of Directors adopted a Transitional Executive Security Plan effective as of March 14, 2005, to promote continuity in management during this transition period. The Board of Directors concluded that the Plan was appropriate and desirable to promote management stability while the Company was experiencing increased bookings and stronger business conditions in many of it markets. The Board of Directors was optimistic about the Company’s business prospects and decided to adopt the Plan as a special incentive to retain and motivate the senior management staff during the Chief Executive Officer search period.
      The Plan provides for two mutually exclusive benefits. First, the Company will pay a cash lump sum equal to 12 months base pay to any participant who remains employed by the Company through the first anniversary of the date as of which a new Chief Executive Officer commences employment with the Company. Mr. Kling, the Chief Executive Officer of the Company, was appointed on August 1, 2005. Second, the Company will pay a cash lump sum equal to 18 months base pay to any participant whose employment is terminated by the Company without cause (as defined in the Plan) before such date (unless such participant is entitled to benefits under a change in control severance plan maintained by the Company). In addition, for any participant who is eligible for such a severance payment under the Plan, the Company will provide continued welfare benefits for nine months (reduced by benefits from any subsequent employer), and all outstanding equity awards granted to the Participant will immediately vest in full and generally remain exercisable (if applicable) for a period of 180 day following termination of employment. In either case, the payment of benefits is conditioned upon a customary release of claims by the Participant.
      The following executive officers of the Company participate in the Plan: Andrew J. Beall, Mark A. Blinn, Mark D. Dailey, Thomas E. Ferguson, John H. Jacko, Linda P. Jojo, Thomas L. Pajonas and Ronald F. Shuff. Certain other corporate officers of the Company also participate in the Plan. The Organization and Compensation Committee of the Board of Directors of the Company, which administers the Plan, may name additional participants from time to time.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
      During 2004, the members of the Organization and Compensation Committee were Christopher A. Bartlett, Hugh H. Coble, George T. Haymaker, Jr., Michael F. Johnston and Kevin E. Sheehan. None of the members of the Organization and Compensation Committee was at any time during 2004 an officer or employee of the Company. No member of the Organization and Compensation Committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Organization and Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
STOCK OWNERSHIP OF DIRECTORS AND CERTAIN EXECUTIVE OFFICERS
      The following table sets forth common stock ownership of members of the Board of Directors and each Named Executive Officer of the Company, and all of directors and executive officers as a group as of February 6, 2006.

	Exercisable Stock	Number of Shares	Percent of Company
Name	Options(1)	Owned(2)(3)(4)	Common Stock(5)

Christopher A. Bartlett	1,500	14,630	*
Andrew J. Beall	38,942	70,705	*
Hugh K. Coble	6,500	31,750	*
Thomas E. Ferguson	34,888	81,860	*
C. Scott Greer(6)	-0-	-0-	*
Diane C. Harris	7,100	36,886	*
George T. Haymaker, Jr.	7,300	36,345	*
Renée J. Hornbaker(6)	-0-	-0-	*
Michael F. Johnston	11,203	34,113	*
Lewis M. Kling	7,000	113,341	*
Charles M. Rampacek	6,500	39,136	*
James O. Rollans	12,491	35,323	*
William C. Rusnack	10,879	28,792	*
Kevin E. Sheehan	7,300	41,932	*
Ronald F. Shuff	75,818	146,422	*
All current directors and executive officers as a group (19 individuals)	227,421	711,235	1.27%

*	Less than 1%

(1)	Represents shares that the directors and Named Executive Officers had a nominal right, subject to the exercise suspension discussed below, to acquire within 60 days of February 6, 2006 through the exercise of stock options under a Company stock option plan. These stock option shares are not currently exercisable due to the temporary suspension of our stock option exercise program, as a result of which current employees, including executive officers, qualified retirees and our directors are unable to exercise their vested options. The stock option exercise program was temporarily suspended due to the fact that we were not able to timely file our annual and quarterly periodic reports with the SEC, which made it impossible to issue registered shares upon option exercises. During the suspension period, each such person disclaims beneficial ownership of such shares subject to such options.

(2)	For non-employee directors, the figures above include shares deferred under the Director Deferral Plan and/or a Flowserve Restricted Stock Plan over which they have no voting power as follows: Mr. Bartlett — 9,043; Mr. Coble — 23,950; Ms. Harris — 25,698; Mr. Haymaker — 23,745; Mr. Johnston — 21,926; Mr. Rampacek — 23,636; Mr. Rollans — 22,136; Mr. Rusnack — 9,113; and Mr. Sheehan — 25,820.

(3)	For Named Executive Officers, the aggregate figures above include shares deferred under either an Executive Compensation Plan and/or a Flowserve Restricted Stock Plan over which they have no voting power as follows: Mr. Ferguson — 2,829; Mr. Greer — 0; Ms. Hornbaker — 0; and Mr. Shuff — 30,123.

(4)	The number of shares owned includes shares for exercisable stock options, which are presented in the first column and discussed in note (1) above.

(5)	Based on the number of outstanding shares on February 6, 2006 (56,218,606 shares).

(6)	On April 4, 2005, Mr. Greer resigned as the Company’s President and Chief Executive Officer and as a director (including his capacity as Chairman of the Board). Ms. Hornbaker resigned as the Company’s Vice President and Chief Financial Officer effective June 15, 2004. Therefore, Mr. Greer’s and Ms. Hornbaker’s shares are not included in the current ownership table reported above.
BENEFICIAL OWNERS OF MORE THAN 5% OF COMPANY STOCK
      The following shareholders reported to the SEC that they beneficially own more than 5% of common stock of the Company. We know of no other shareholder holding 5% or more of Company common stock.

		Percent of
	Number of	Company
Name and Address of Beneficial Owner	Shares Owned	Common Stock(1)

Hotchkis and Wiley Capital Management, LLC(2) 725 South Figueroa Street, 39th Floor Los Angeles, CA 90017-5439	6,428,400	11.43%
Gabelli Asset Management, Inc.(3) One Corporate Center Rye, NY 10580	4,979,051	8.86%
Dimensional Fund Advisors, Inc.(4) 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	3,575,377	6.36%
Franklin Resources, Inc.(5) One Franklin Parkway San Mateo, CA 94403-1906	3,347,420	5.95%
Pioneer Global Asset Management S.p.A.(6) Galleria San Carlo 6 20122 Milan, Italy	2,930,195	5.21%

(1)	Based on the number of outstanding shares on February 6, 2006 (56,218,606 shares).

(2)	As reported on Schedule 13G dated November 9, 2005, Hotchkis and Wiley Capital Management, LLC has sole voting power as to 5,865,000 shares and sole dispositive power as to 6,428,400 shares, but disclaims beneficial ownership of such securities.

(3)	As reported on Schedule 13D/A dated January 25, 2006, Gabelli Investors, Inc. and affiliated entities have sole voting power as to 4,782,751 shares and sole dispositive power as to 4,979,051 shares.

(4)	As reported on Schedule 13G dated February 9, 2005, Dimensional Fund Advisors, Inc. has sole voting power as to 3,575,377 shares, but disclaims beneficial ownership of such securities.

(5)	As reported on Schedule 13G dated February 11, 2005, Franklin Advisors, Inc. has sole voting power and sole dispositive power as to 2,361,600 shares and Franklin Templeton Portfolio Advisors, Inc. has sole voting and sole dispositive power as to 985,820 shares.

(6)	As reported on Schedule 13G dated April 20, 2005, Pioneer Global Asset Management S.p.A. has sole voting power and sole dispositive power as to all 2,930,195 shares.

EQUITY COMPENSATION PLAN INFORMATION

Number of Securities Remaining
	Number of Securities to	Weighted-average	Available for Future Issuance Under
	Be Issued Upon Exercise	Exercise Price of	Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities Reflected in
Plan Category	Warrants, and Rights	Warrants and Rights	Column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,820,160	$21.93	3,334,833
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	2,820,160	$21.93	3,334,833
      Flowserve Corporation Long-Term Stock Incentive Plan (the “Plan”) is the only plan or arrangement that (i) provides for equity-based payments and (ii) has not otherwise been approved by shareholders.
      The purpose of the Plan is to attract and retain experienced employees and increase the identity of interests of such employees with those of the Company’s shareholders by rewarding achievement of long-term goals and objectives. The Plan became effective on October 1, 2000.
      Only full-time salaried executives of the Company and its subsidiaries are eligible to participate. The Organization and Compensation Committee of the Board of Directors is responsible for administering the Plan, including establishing performance goals and determining the number of performance units which have been earned at the end of each performance cycle, which is the period of years selected by the Organization and Compensation Committee during which performance is measured, based upon the Company’s performance in relation to the established performance goals. If the Company achieves 100% of its performance goals, then the participant will receive the entire target award. If the Company’s performance falls short or exceeds such goals, the award may be less than or more than the target award, up to a maximum of 200% of the target award.
      Awards under the Plan are paid in kind in shares of common stock of the Company or deferred shares or a combination thereof for a performance cycle. Except as otherwise may be provided for in relation to deferred shares, the number of shares issued as payment is based upon a determination of the share’s current market value on the February 1 next following the end of the applicable performance cycle or such other date as is selected by the Organization and Compensation Committee. In the event of a termination of employment due to retirement, death, disability or reassignment to a non-participating position prior to the expiration of the performance cycle, the value of an award is prorated. All awards not yet earned upon a participant’s termination of employment for any reason other than retirement, death, disability or reassignment to a non-participating position will be forfeited, unless the Organization and Compensation Committee, at its discretion, decides to make whole or partial payments.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Registered Public Accounting Firm Fee Information
      PricewaterhouseCoopers LLP, (“PwC”), began serving as the Company’s independent accounting firm in 2000. In this role, PwC audits the financial statements of the Company. The chart below summarizes the fees for professional services incurred by the Company for the audits of its 2004 and 2003 financial statements and other fees billed to the Company by PwC in 2004 and 2003. In general, the Company retains PwC for services that are logically related to or natural extensions of the annual audit.

AUDIT AND NON-AUDIT FEES

	2004	2003

AUDIT FEES	$31,053,831	$4,804,088
AUDIT RELATED FEES
Benefit Plan Audits	220,137	184,000
Sarbanes-Oxley Readiness	—	80,700

TOTAL AUDIT RELATED FEES	220,137	264,700
TAX FEES
Compliance	182,079	385,560
Consulting/ Advisory	304,496	140,250

TOTAL TAX FEES	486,575	525,810
ALL OTHER FEES	10,347	—

TOTAL FEES	$31,770,890	$5,594,598

      The Audit Committee pre-approved all of the audit and non-audit fees described above for the year ended December 31, 2004 in accordance with the Audit Committee’s pre-approval policy.
Audit Committee Pre-Approval Policy
      The Audit Committee pre-approves all services, whether audit or non-audit, provided by the PwC and all related fees, which are itemized for the annual audit and non-audit services. The Audit Committee focuses on any matters that may affect the scope of the audit or PwC’s independence and to that end receives certain representations from PwC regarding their independence and permissibility under the applicable laws and regulations of non-audit services provided by PwC to the Company. The Audit Committee also pre-approves the internal audit plan for the Company and the scope and timing of the external audit plan for the Company.
      The Audit Committee may delegate its pre-approval authority to the Chairman of the Audit Committee to the extent allowed by law. In the case of any delegation, the Chairman must disclose all pre-approval determinations to the full Audit Committee as soon as possible after such determinations have been made.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a) Documents filed as a part of this Annual Report:

1. Consolidated Financial Statements
      The following consolidated financial statements and notes thereto are filed as part of this annual report on Form 10-K:

2. Consolidated Financial Statement Schedules
      The following consolidated financial statement schedule is filed as part of this Annual Report:

Schedule II — Valuation and Qualifying Accounts	F-1
      Financial statement schedules not included in this Annual Report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits
      The following exhibits are either filed herewith or incorporated by reference to the designated document previously filed with the SEC:

EXHIBIT
NO.	DESCRIPTION

2.1	Purchase Agreement by and among Flowserve Corporation, Flowserve RED Corporation, IDP Acquisition, LLC and Ingersoll-Rand Company, dated as of February 9, 2000, filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
2.2	Amendment No. 1, dated as of July 14, 2000, to the Purchase Agreement dated as of February 9, 2000, by and among Flowserve Corporation, Flowserve RED Corporation, IDP Acquisition, LLC and Ingersoll-Rand Company, filed as Exhibit 2.1 to the Company’s report on Form 8-K, dated as of July 19, 2000.
2.3	Agreement and Plan of Merger among Flowserve Corporation, Forest Acquisition Sub., Inc. and Innovative Valve Technologies, Inc., dated as of November 18, 1999, filed as Exhibit 99(c)(1) to the Schedule 14 D-1 Tender Offer Statement and Statement on Schedule 13-D, dated as of November 22, 1999.
3.1	1988 Restated Certificate of Incorporation of The Duriron Company, Inc., filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988.
3.2	1989 Amendment to Certificate of Incorporation, filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1989.
3.3	1996 Certificate of Amendment of Certificate of Incorporation, filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.
3.4	April 1997 Certificate of Amendment of Certificate of Incorporation, filed as part of Annex VI to the Joint Proxy Statement/ Prospectus, which is part of the Registration Statement on Form S-4, dated June 19, 1997.
3.5	July 1997 Certificate of Amendment of Certificate of Incorporation, filed as Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q, for the Quarter ended June 30, 1997.
3.6	Amended and Restated By-Laws of the Company, as restated December 31, 1987, and as further amended effective April 26, 2004, filed as Exhibit 3.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.1	Lease agreement and indenture, dated as of January 1, 1995 and bond purchase agreement, dated January 27, 1995, in connection with an 8% Taxable Industrial Development Revenue Bond, City of Albuquerque, New Mexico. (Relates to a class of indebtedness that does not exceed 10% of the total assets of the Company. The Company will furnish a copy of the documents to the Commission upon request.)
4.2	Rights Agreement, dated as of August 1, 1986 between the Company and Bank One, N.A., as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate, filed as Exhibit 1 to the Company’s Registration Statement on Form 8-A on August 13, 1986.
4.3	Amendment, dated August 1, 1996, to Rights Agreement, filed as Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
4.4	Amendment No. 2 dated as of June 1, 1998, to the Rights Agreement dated as of August 13, 1986, and amended as of August 1, 1996, filed as Exhibit 10.3 to the Company’s Form 8-A/A, dated June 11, 1998.

EXHIBIT
NO.	DESCRIPTION

4.5	Rate Swap Agreement in the amount of $25,000,000 between the Company and National City Bank, dated November 14, 1996, filed as Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.
4.6	Rate Swap Agreement in the amount of $25,000,000 between the Company and Key Bank National Association, dated October 28, 1996, filed as Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.
10.1	Flowserve Corporation Incentive Compensation Plan for Senior Executives, as amended and restated effective October 1, 2000, filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.2	Supplemental Pension Plan for Salaried Employees, filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987.*
10.3	Flowserve Corporation Director Deferral Plan, as amended and restated effective October 1, 2000, filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.4	First Master Benefit Trust Agreement dated October 1, 1987, filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987.*
10.5	Amendment No. 1 to the First Master Benefit Trust Agreement dated October 1, 1987, filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.*
10.6	Amendment No. 2 to First Master Benefit Trust Agreement, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.*
10.7	Second Master Benefit Trust Agreement dated October 1, 1987, filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987.*
10.8	First Amendment to Second Master Benefit Trust Agreement, filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.*
10.9	Long-Term Incentive Plan, as amended and restated effective October 1, 2000, filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.10	Flowserve Corporation 1989 Stock Option Plan as amended and restated effective January 1, 1997, filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.*
10.11	Flowserve Corporation Second Amendment to the 1989 Stock Option Plan as previously amended and restated, filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.*
10.12	Amendment No. 3 to the Flowserve Corporation 1989 Stock Option Plan, filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.13	Flowserve Corporation 1989 Restricted Stock Plan (the “1989 Restricted Stock Plan”) as amended and restated, effective January 1, 1997, filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.*
10.14	Amendment No. 1 to the 1989 Restricted Stock Plan as amended and restated, filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.*
10.15	Amendment No. 2 to Flowserve Corporation 1989 Restricted Stock Plan, filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.16	Flowserve Corporation 1989 Restricted Stock Dividend Plan, effective October 1, 2000, filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.17	Flowserve Corporation Retirement Compensation Plan for Directors (“Director Retirement Plan”), filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988.*

EXHIBIT
NO.	DESCRIPTION

10.18	Amendment No. 1 to Director Retirement Plan, filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.*
10.19	The Company’s Benefit Equalization Pension Plan (the “Equalization Plan”), filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1989.*
10.20	Amendment No. 1, dated December 15, 1992 to the Equalization Plan, filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992.*
10.21	Flowserve Corporation Executive Equity Incentive Plan as amended and restated, effective July 21, 1999, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.*
10.22	Flowserve Corporation Deferred Compensation Plan, filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.23	Amendment No. 1 to the Flowserve Corporation Deferred Compensation Plan, as amended and restated, effective June 1, 2000, filed as Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*
10.24	Executive Life Insurance Plan of The Duriron Company, Inc., filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.*
10.25	Executive Long-Term Disability Plan of The Duriron Company, Inc, filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.*
10.26	The Duriron Company, Inc. 1997 Stock Option Plan, included as Exhibit A to the Company’s 1997 Proxy Statement, filed on March 17, 1997.*
10.27	First Amendment to the Flowserve Corporation 1997 Stock Option Plan, filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.*
10.28	Amendment No. 2 to the Flowserve Corporation 1997 Stock Option Plan, filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.*
10.29	Amendment No. 3 to the Flowserve Corporation 1997 Stock Option Plan, filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.30	Flowserve Corporation 1999 Stock Option Plan, included as Exhibit A to the Company’s 1999 Proxy Statement, filed on March 15, 1999.*
10.31	Amendment No. 1 to the Flowserve Corporation 1999 Stock Option Plan, filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.*
10.32	Amendment No. 2 to the Flowserve Corporation 1999 Stock Option Plan, filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.33	BW/IP International, Inc. Supplemental Executive Retirement Plan as amended and restated, filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarter entered March 31, 1998.*
10.34	Flowserve Corporation 1998 Restricted Stock Plan, included as Appendix A to the Company’s 1999 Proxy Statement, filed on April 9, 1998.*
10.35	Amendment No. 1 to the Flowserve Corporation 1998 Restricted Stock Plan, filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.*
10.36	Amendment No. 2 to the Flowserve Corporation 1998 Restricted Stock Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.*
10.37	Amendment No. 3 to Flowserve Corporation 1998 Restricted Stock Plan, filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.38	Amendment No. 4 to the Flowserve Corporation 1998 Restricted Stock Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.*
10.39	Flowserve Corporation 1998 Restricted Stock Dividend Plan (effective October 1, 2000), filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*

EXHIBIT
NO.	DESCRIPTION

10.40	Employment Agreement, effective July 1, 1999, between the Company and C. Scott Greer, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 1999.*
10.41	Amendment to Master Benefit Trust Agreement, filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.42	Executive Severance Arrangement, filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.*
10.43	Flowserve Corporation Executive Officers Change In Control Severance Plan, effective January 1, 2002, filed as Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*
10.44	Flowserve Corporation Officer Change In Control Severance Plan, effective January 1, 2002, filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*
10.45	Flowserve Corporation Key Management Change In Control Severance Plan, effective January 1, 2002, filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*
10.46	Amendment No. 1 to the Flowserve Corporation Flex Health & Welfare Plan, as amended and restated, effective December 1, 2002, filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*
10.47	2002 Restricted Stock Unit Plan, effective December 1, 2002, filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*
10.48	Flowserve Corporation Senior Management Retirement Plan, effective July 1, 1999, filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*
10.49	Flowserve Corporation Supplemental Executive Retirement Plan, effective July 1, 1999, filed as Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*
10.50	Flowserve Corporation Performance Unit Plan, effective January 1, 2001, filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*
10.51	Finance Contract, dated April 19, 2004 entered into by and among the Company, Flowserve B.V. and European Investment Bank, filed as Exhibit 10.5 to the Company’s Report on Form 8-K, dated as of March 18, 2005.
10.52	Letter Amendment to Finance Contract, dated July 2, 2004, filed as Exhibit 10.6 to the Company’s Report on Form 8-K, dated as of March 18, 2005.
10.53	Credit Agreement, dated as of August 12, 2005, among the Company, the lenders referred therein, and Bank of America, N.A., as swingline lender, administrative agent and collateral agent, filed as Exhibit 10.1 to the Company’s Report on Form 8-K, dated as of August 17, 2005.
10.54	Asset Purchase Agreement by and between Flowserve US Inc. and Curtiss-Wright Electro-Mechanical Corporation, dated November 1, 2004 (filed herewith).
10.55	Flowserve Corporation Transitional Executive Security Plan, effective as of March 14, 2005, filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated as of March 17, 2005.
10.56	Separation and Release Agreement between the Company and C. Scott Greer, dated April 4, 2005 (filed herewith).*
10.57	Employment Agreement between the Company and Kevin E. Sheehan, dated April 1, 2005 (filed herewith).*
10.58	Employment Agreement between the Company and Lewis M. Kling, dated July 28, 2005, filed as Exhibit 10.1 to the Company’s Report on Form 8-K, dated August 3, 2005.
10.59	Form of Restricted Stock Agreement pursuant to the Company’s 2004 Stock Compensation Plan (filed herewith).*

EXHIBIT
NO.	DESCRIPTION

10.60	Form of Incentive Stock Option Agreement pursuant to the Company’s 2004 Stock Compensation Plan (filed herewith).*
10.61	Form of Non-Qualified Stock Option Agreement pursuant to the Company’s 2004 Stock Compensation Plan (filed herewith).*
10.62	Amendment to The Duriron Company, Inc. Long-Term Incentive Plan, dated December 14, 2005 (filed herewith).*
10.63	Amendment to The Duriron Company, Inc. Incentive Compensation Plan for Key Employees as Amended and Restated, effective as of January 1, 1992, dated December 14, 2005 (filed herewith).*
10.64	Amendment to The Duriron Company, Inc., Long-Term Incentive Plan as Restated November 1, 1993, dated December 14, 2005 (filed herewith).*
10.65	Amendment to The Duriron Company, Inc. 1996-1998 Long-Term Incentive Plan, dated December 14, 2005 (filed herewith).*
10.66	Amendment to The Duriron Company, Inc. First Master Benefit Trust Agreement, dated December 14, 2005 (filed herewith).*
10.67	Amendment to Flowserve Corporation Amended and Restated Director Cash Deferral Plan, dated December 14, 2005 (filed herewith).*
10.68	Amendment to The Duriron Company, Inc. Retirement Compensation Plan for Directors, dated December 14, 2005 (filed herewith).*
10.69	Amendment to The Duriron Company, Inc. Amended and Restated Director Deferral Plan, dated December 14, 2005 (filed herewith).*
10.70	Amendment to Flowserve Corporation Deferred Compensation Plan, dated December 14, 2005 (filed herewith).*
10.71	Amendment and Waiver, dated December 20, 2005 and effective December 23, 2005, to that certain Credit Agreement, dated as of August 12, 2005, among the Company, the financial institutions from time to time party thereto, and Bank of America, N.A., as Swingline Lender, Administrative Agent and Collateral Agent, filed as Exhibit 10.1 to the Company’s Report on Form 8-K, dated as of December 30, 2005.
10.72	Asset Purchase Agreement, dated December 31, 2005 between the Company, Furmanite Worldwide Inc., a unit of Xanser Corp. and certain subsidiaries of Furmanite, filed as Exhibit 10.1 to the Company’s Report on Form 8-K, dated as of January 6, 2006.
14.1	Flowserve Financial Management Code of Ethics adopted by the Company’s principal executive officer and CEO, principal financial officer and CFO, principal accounting officer and controller, and other senior financial managers filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
21.1	Subsidiaries of the Company (filed herewith).
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

Forward-Looking Information is Subject to Risk and Uncertainty
      This Annual Report includes forward-looking statements. Forward looking statements are all statements that are not statements of historical facts and include, without limitation, statements relating to our business strategy and statements of expectations, beliefs, future plans and strategies and anticipated developments concerning our industry, business, operations and financial performance and condition. The words “believe”, “seek”, “anticipate”, “plan”, “estimate”, “expect”, “intend”, “project”, “forecast”, “predict”, “potential”, “continue”, “will”, “may”, “could”, “should”, and other words of similar meaning are intended to identify forward-looking statements. The forward-looking statements made in this Annual Report are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that, in some cases, are beyond our control. These risks, uncertainties and factors may cause our actual results, performance and achievements, or industry results and market trends, to be materially different from any future results, performance, achievements or trends expressed or implied by such forward-looking statements. Important risks, uncertainties and other factors that could cause actual results to differ from these forward-looking statements include, but are not limited to, the risks and uncertainties discussed under “Item 1. Business — Risk Factors” above and the following:

•	delays in future reports of the Company’s management and outside auditors on the company’s internal control over financial reporting and related certification;

•	continuing delays in the Company’s filing of its periodic public reports and any SEC, NYSE or debt rating agencies’ actions resulting therefrom;

•	the possibility of adverse consequences of the pending securities litigation and SEC investigations;

•	the possibility of adverse consequences of governmental tax audits of the Company’s tax returns, including the IRS audit of the company’s U.S. tax returns for the years 2002 through 2004;

•	the Company’s ability to convert bookings, which are not subject to nor computed in accordance with generally accepted accounting principles, into revenues at acceptable, if any, profit margins, since such profit margins cannot be assured nor be necessarily assumed to follow historical trends;

•	changes in the financial markets and the availability of capital;

•	changes in the already competitive environment for the Company’s products or competitors’ responses to the Company’s strategies;

•	the Company’s ability to integrate acquisitions into its management and operations;

•	political risks, military actions or trade embargoes affecting customer markets, including the continuing conflict in Iraq and its potential impact on Middle Eastern markets and global petroleum producers;

•	the Company’s ability to comply with the laws and regulations affecting its international operations, including the U.S. export laws, and the effect of any noncompliance;

•	the health of the petroleum, chemical, power and water industries;

•	economic conditions and the extent of economic growth in the U.S. and other countries and regions;

•	unanticipated difficulties or costs associated with the implementation of systems, including software;

•	the Company’s relative geographical profitability and its impact on the Company’s utilization of foreign tax credits;

•	the recognition of significant expenses associated with realigning operations of acquired companies with those of Flowserve;

•	the Company’s ability to meet the financial covenants and other requirements in its debt agreements;

•	any terrorist attacks and the response of the U.S. to such attacks or to the threat of such attacks;

•	technological developments in the Company’s products as compared with those of its competitors;

•	changes in prevailing interest rates and the Company’s effective interest costs; and

•	adverse changes in the regulatory climate and other legal obligations imposed on the Company.
      It is not possible to foresee or identify all the factors that may affect our future performance or any forward-looking information, and new risk factors can emerge from time to time. Given these risks and uncertainties, you should not place undue reliance on forward-looking statements as a prediction of actual results.
      All forward-looking statement included in this Annual Report are based on information available to us on the date of this Annual Report. We undertake no obligation to revise our update any forward-looking statement or disclose any facts, events or circumstances that occur after the date hereof that may affect the accuracy of any forward-looking statement.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of February, 2006.

FLOWSERVE CORPORATION (Registrant)

By:	/s/ Lewis M. Kling

Lewis M. Kling
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Lewis M. Kling Lewis M. Kling	President, Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2006

/s/ Mark A. Blinn Mark A. Blinn	Vice President and Chief Financial Officer (Principal Financial Officer)	February 13, 2006

/s/ Richard J. Guiltinan, Jr. Richard J. Guiltinan, Jr.	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 13, 2006

/s/ James O. Rollans James O. Rollans	Director, Chairman of Audit Committee, Member of Corporate Governance and Nominating Committee	February 13, 2006

/s/ Charles M. Rampacek Charles M. Rampacek	Director, Chairman of Corporate Governance and Nominating Committee, Member of Audit Committee	February 13, 2006

/s/ William C. Rusnack William C. Rusnack	Director, Member of Audit Committee	February 13, 2006

/s/ Michael F. Johnston Michael F. Johnston	Director, Chairman of Finance Committee, Member of Corporate Governance and Nominating Committee	February 13, 2006

/s/ Diane C. Harris Diane C. Harris	Director, Member of Finance Committee	February 13, 2006

SIGNATURE	TITLE	DATE

/s/ Kevin E. Sheehan Kevin E. Sheehan	Chairman of the Board, Director, Member of Finance Committee	February 13, 2006

/s/ Christopher A. Bartlett Christopher A. Bartlett	Director, Member of Organization and Compensation Committee	February 13, 2006

/s/ George T. Haymaker, Jr. George T. Haymaker, Jr.	Director, Chairman of Organization and Compensation Committee, Member of Corporate Governance and Nominating Committee	February 13, 2006

FLOWSERVE CORPORATION
Schedule II-Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
			Additions Charged to
		Additions	Other Accounts —
	Balance at	Charged to Cost	Acquisitions and	Deductions	Balance at
	Beginning of Year	and Expenses	Related Adjustments	From Reserve	End of Year
Description
	(Amounts in thousands)
Year ended December 31, 2004:
Allowance for doubtful accounts(a):	$18,641	$2,516	$3,200	$(15,663)	$8,694
Inventory reserves(b):	$43,354	$26,000	$—	$(8,525)	$60,829
Deferred tax asset valuation allowance(c):	$30,330	$8,754	$1,236	$(6,112)	$34,208
Year ended December 31, 2003:
Allowance for doubtful accounts(a):	$20,569	$4,251	$—	$(6,179)	$18,641
Inventory reserves(b):	$40,929	$22,495	$463	$(20,533)	$43,354
Deferred tax asset valuation allowance(c):	$23,606	$10,120	$3,021	$(6,417)	$30,330
Year ended December 31, 2002:
Allowance for doubtful accounts(a):	$20,419	$3,716	$2,423	$(5,989)	$20,569
Inventory reserves(b):	$42,768	$13,453	$—	$(15,292)	$40,929
Deferred tax asset valuation allowance(c):	$15,296	$6,575	$2,786	$(1,051)	$23,606

(a)	Deductions from reserve represent accounts written off net of recoveries and reductions due to improved aging of receivables.

(b)	Deductions from reserve represent inventory disposed of or written off.

(c)	Deductions from reserve result from the expiration or utilization of foreign tax credits previously reserved.

F-1

INDEX TO EXHIBITS

EXHIBIT
NO.	DESCRIPTION

2.1	Purchase Agreement by and among Flowserve Corporation, Flowserve RED Corporation, IDP Acquisition, LLC and Ingersoll-Rand Company, dated as of February 9, 2000, filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
2.2	Amendment No. 1, dated as of July 14, 2000, to the Purchase Agreement dated as of February 9, 2000, by and among Flowserve Corporation, Flowserve RED Corporation, IDP Acquisition, LLC and Ingersoll-Rand Company, filed as Exhibit 2.1 to the Company’s report on Form 8-K, dated as of July 19, 2000.
2.3	Agreement and Plan of Merger among Flowserve Corporation, Forest Acquisition Sub., Inc. and Innovative Valve Technologies, Inc., dated as of November 18, 1999, filed as Exhibit 99(c)(1) to the Schedule 14 D-1 Tender Offer Statement and Statement on Schedule 13-D, dated as of November 22, 1999.
3.1	1988 Restated Certificate of Incorporation of The Duriron Company, Inc., filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988.
3.2	1989 Amendment to Certificate of Incorporation, filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1989.
3.3	1996 Certificate of Amendment of Certificate of Incorporation, filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.
3.4	April 1997 Certificate of Amendment of Certificate of Incorporation, filed as part of Annex VI to the Joint Proxy Statement/ Prospectus, which is part of the Registration Statement on Form S-4, dated June 19, 1997.
3.5	July 1997 Certificate of Amendment of Certificate of Incorporation, filed as Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q, for the Quarter ended June 30, 1997.
3.6	Amended and Restated By-Laws of the Company, as restated December 31, 1987, and as further amended effective April 26, 2004, filed as Exhibit 3.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.1	Lease agreement and indenture, dated as of January 1, 1995 and bond purchase agreement, dated January 27, 1995, in connection with an 8% Taxable Industrial Development Revenue Bond, City of Albuquerque, New Mexico. (Relates to a class of indebtedness that does not exceed 10% of the total assets of the Company. The Company will furnish a copy of the documents to the Commission upon request.)
4.2	Rights Agreement, dated as of August 1, 1986 between the Company and Bank One, N.A., as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate, filed as Exhibit 1 to the Company’s Registration Statement on Form 8-A on August 13, 1986.
4.3	Amendment, dated August 1, 1996, to Rights Agreement, filed as Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
4.4	Amendment No. 2 dated as of June 1, 1998, to the Rights Agreement dated as of August 13, 1986, and amended as of August 1, 1996, filed as Exhibit 10.3 to the Company’s Form 8-A/A, dated June 11, 1998.
4.5	Rate Swap Agreement in the amount of $25,000,000 between the Company and National City Bank, dated November 14, 1996, filed as Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.
4.6	Rate Swap Agreement in the amount of $25,000,000 between the Company and Key Bank National Association, dated October 28, 1996, filed as Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.
10.1	Flowserve Corporation Incentive Compensation Plan for Senior Executives, as amended and restated effective October 1, 2000, filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.2	Supplemental Pension Plan for Salaried Employees, filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987.*

EXHIBIT
NO.	DESCRIPTION

10.3	Flowserve Corporation Director Deferral Plan, as amended and restated effective October 1, 2000, filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.4	First Master Benefit Trust Agreement dated October 1, 1987, filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987.*
10.5	Amendment No. 1 to the First Master Benefit Trust Agreement dated October 1, 1987, filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.*
10.6	Amendment No. 2 to First Master Benefit Trust Agreement, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.*
10.7	Second Master Benefit Trust Agreement dated October 1, 1987, filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987.*
10.8	First Amendment to Second Master Benefit Trust Agreement, filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.*
10.9	Long-Term Incentive Plan, as amended and restated effective October 1, 2000, filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.10	Flowserve Corporation 1989 Stock Option Plan as amended and restated effective January 1, 1997, filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.*
10.11	Flowserve Corporation Second Amendment to the 1989 Stock Option Plan as previously amended and restated, filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.*
10.12	Amendment No. 3 to the Flowserve Corporation 1989 Stock Option Plan, filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.13	Flowserve Corporation 1989 Restricted Stock Plan (the “1989 Restricted Stock Plan”) as amended and restated, effective January 1, 1997, filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.*
10.14	Amendment No. 1 to the 1989 Restricted Stock Plan as amended and restated, filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.*
10.15	Amendment No. 2 to Flowserve Corporation 1989 Restricted Stock Plan, filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.16	Flowserve Corporation 1989 Restricted Stock Dividend Plan, effective October 1, 2000, filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.17	Flowserve Corporation Retirement Compensation Plan for Directors (“Director Retirement Plan”), filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988.*
10.18	Amendment No. 1 to Director Retirement Plan, filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.*
10.19	The Company’s Benefit Equalization Pension Plan (the “Equalization Plan”), filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1989.*
10.20	Amendment No. 1, dated December 15, 1992 to the Equalization Plan, filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992.*
10.21	Flowserve Corporation Executive Equity Incentive Plan as amended and restated, effective July 21, 1999, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.*

EXHIBIT
NO.	DESCRIPTION

10.22	Flowserve Corporation Deferred Compensation Plan, filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.23	Amendment No. 1 to the Flowserve Corporation Deferred Compensation Plan, as amended and restated, effective June 1, 2000, filed as Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*
10.24	Executive Life Insurance Plan of The Duriron Company, Inc., filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.*
10.25	Executive Long-Term Disability Plan of The Duriron Company, Inc, filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.*
10.26	The Duriron Company, Inc. 1997 Stock Option Plan, included as Exhibit A to the Company’s 1997 Proxy Statement, filed on March 17, 1997.*
10.27	First Amendment to the Flowserve Corporation 1997 Stock Option Plan, filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.*
10.28	Amendment No. 2 to the Flowserve Corporation 1997 Stock Option Plan, filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.*
10.29	Amendment No. 3 to the Flowserve Corporation 1997 Stock Option Plan, filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.30	Flowserve Corporation 1999 Stock Option Plan, included as Exhibit A to the Company’s 1999 Proxy Statement, filed on March 15, 1999.*
10.31	Amendment No. 1 to the Flowserve Corporation 1999 Stock Option Plan, filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.*
10.32	Amendment No. 2 to the Flowserve Corporation 1999 Stock Option Plan, filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.33	BW/IP International, Inc. Supplemental Executive Retirement Plan as amended and restated, filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarter entered March 31, 1998.*
10.34	Flowserve Corporation 1998 Restricted Stock Plan, included as Appendix A to the Company’s 1999 Proxy Statement, filed on April 9, 1998.*
10.35	Amendment No. 1 to the Flowserve Corporation 1998 Restricted Stock Plan, filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.*
10.36	Amendment No. 2 to the Flowserve Corporation 1998 Restricted Stock Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.*
10.37	Amendment No. 3 to Flowserve Corporation 1998 Restricted Stock Plan, filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.38	Amendment No. 4 to the Flowserve Corporation 1998 Restricted Stock Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.*
10.39	Flowserve Corporation 1998 Restricted Stock Dividend Plan (effective October 1, 2000), filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.40	Employment Agreement, effective July 1, 1999, between the Company and C. Scott Greer, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 1999.*
10.41	Amendment to Master Benefit Trust Agreement, filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.42	Executive Severance Arrangement, filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.*
10.43	Flowserve Corporation Executive Officers Change In Control Severance Plan, effective January 1, 2002, filed as Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*

EXHIBIT
NO.	DESCRIPTION

10.44	Flowserve Corporation Officer Change In Control Severance Plan, effective January 1, 2002, filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*
10.45	Flowserve Corporation Key Management Change In Control Severance Plan, effective January 1, 2002, filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*
10.46	Amendment No. 1 to the Flowserve Corporation Flex Health & Welfare Plan, as amended and restated, effective December 1, 2002, filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*
10.47	2002 Restricted Stock Unit Plan, effective December 1, 2002, filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*
10.48	Flowserve Corporation Senior Management Retirement Plan, effective July 1, 1999, filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*
10.49	Flowserve Corporation Supplemental Executive Retirement Plan, effective July 1, 1999, filed as Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*
10.50	Flowserve Corporation Performance Unit Plan, effective January 1, 2001, filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*
10.51	Finance Contract, dated April 19, 2004 entered into by and among the Company, Flowserve B.V. and European Investment Bank, filed as Exhibit 10.5 to the Company’s Report on Form 8-K, dated as of March 18, 2005.
10.52	Letter Amendment to Finance Contract, dated July 2, 2004, filed as Exhibit 10.6 to the Company’s Report on Form 8-K, dated as of March 18, 2005.
10.53	Credit Agreement, dated as of August 12, 2005, among the Company, the lenders referred therein, and Bank of America, N.A., as swingline lender, administrative agent and collateral agent, filed as Exhibit 10.1 to the Company’s Report on Form 8-K, dated as of August 17, 2005.
10.54	Asset Purchase Agreement by and between Flowserve US Inc. and Curtiss-Wright Electro-Mechanical Corporation, dated November 1, 2004 (filed herewith).
10.55	Flowserve Corporation Transitional Executive Security Plan, effective as of March 14, 2005, filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated as of March 17, 2005.
10.56	Separation and Release Agreement between the Company and C. Scott Greer, dated April 4, 2005 (filed herewith).*
10.57	Employment Agreement between the Company and Kevin E. Sheehan, dated April 1, 2005 (filed herewith).*
10.58	Employment Agreement between the Company and Lewis M. Kling, dated July 28, 2005, filed as Exhibit 10.1 to the Company’s Report on Form 8-K, dated as of August 3, 2005.
10.59	Form of Restricted Stock Agreement pursuant to the Company’s 2004 Stock Compensation Plan (filed herewith).*
10.60	Form of Incentive Stock Option Agreement pursuant to the Company’s 2004 Stock Compensation Plan (filed herewith).*
10.61	Form of Non-Qualified Stock Option Agreement pursuant to the Company’s 2004 Stock Compensation Plan (filed herewith).*
10.62	Amendment to The Duriron Company, Inc. Long-Term Incentive Plan, dated December 14, 2005 (filed herewith).*
10.63	Amendment to The Duriron Company, Inc. Incentive Compensation Plan for Key Employees as Amended and Restated, effective January 1, 1992, dated December 14, 2005 (filed herewith).*
10.64	Amendment to The Duriron Company, Inc., Long-Term Incentive Plan as Restated November 1, 1993, dated December 14, 2005 (filed herewith).*

EXHIBIT
NO.	DESCRIPTION

10.65	Amendment to The Duriron Company, Inc. 1996-1998 Long-Term Incentive Plan, dated December 14, 2005 (filed herewith).*
10.66	Amendment to The Duriron Company, Inc. First Master Benefit Trust Agreement, dated December 14, 2005 (filed herewith).*
10.67	Amendment to Flowserve Corporation Amended and Restated Director Cash Deferral Plan, dated December 14, 2005 (filed herewith).*
10.68	Amendment to The Duriron Company, Inc. Retirement Compensation Plan for Directors, dated December 14, 2005 (filed herewith).*
10.69	Amendment to The Duriron Company, Inc. Amended and Restated Director Deferral Plan, dated December 14, 2005 (filed herewith).*
10.70	Amendment to Flowserve Corporation Deferred Compensation Plan, dated December 14, 2005 (filed herewith).*
10.71	Amendment and Waiver, dated December 20, 2005 and effective December 23, 2005, to that certain Credit Agreement, dated as of August 12, 2005, among the Company, the financial institutions from time to time party thereto, and Bank of America, N.A., as Swingline Lender, Administrative Agent and Collateral Agent, filed as Exhibit 10.1 to the Company’s Report on Form 8-K, dated as of December 30, 2005.
10.72	Asset Purchase Agreement dated December 31, 2005 between the Company, Furmanite Worldwide Inc., a unit of Xanser Corp. and certain subsidiaries of Furmanite, filed as Exhibit 10.1 to the Company’s Report on Form 8-K, dated as of January 6, 2006.
14.1	Flowserve Financial Management Code of Ethics adopted by the Company’s principal executive officer and CEO, principal financial officer and CFO, principal accounting officer and controller, and other senior financial managers filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
21.1	Subsidiaries of the Company (filed herewith).
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.