Form 10-Q/A
period 2004-03-31
FLOWSERVE CORP
filed 2006-04-26
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM______________ TO______________.
Commission File No. 1-13179
FLOWSERVE CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

New York	31-0267900

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5215 N. O’Connor Blvd., Suite 2300, Irving Texas (Address of Principal Executive Offices)	75039 (Zip code)
(972) 443-6500
(Registrant’s Telephone Number, Including Area Code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑      Accelerated filer ☐       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 21, 2006, there were 56,522,193 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q/A
Amendment No. 1

EXPLANATORY NOTE
     As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 Annual Report”), we have restated our previously issued financial statements for 2002, 2003 and the first quarter of 2004. We refer to this restatement as the “2004 Restatement.”
     This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (“Amended Quarterly Report”) includes the condensed consolidated financial statements for the three months ended March 31, 2004 and 2003, and all amounts referenced in this Amended Quarterly Report for prior periods and prior period comparisons, are presented on a restated basis. For a description of the restatement, see Note 2 to the accompanying consolidated financial statements and Note 2 to the consolidated financial statements included in our 2004 Annual Report.
     This Amended Quarterly Report is being filed to correct errors made in the application of accounting principles generally accepted in the United States. The following items have been amended as a result of the 2004 Restatement:
(i)	Part I, Item 1, “Financial Statements,” has been revised to correct amounts included in our condensed consolidated financial statements for the three months ended March 31, 2004 and 2003 (See also Note 2 to our condensed consolidated financial statements for discussion of significant changes);

(ii)	Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” has been revised to reflect the restatement of our condensed consolidated financial statements for the three months ended March 31, 2004 and 2003;

(iii)	Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” has been revised to reflect the restatement of our condensed consolidated financial statements for the three months ended March 31, 2004 and 2003;

(iv)	Part I, Item 4, “Controls and Procedures,” has been revised to disclose certain matters identified in connection with the audit of our consolidated financial statements and internal controls over financial reporting for the year ended December 31, 2004; and

(v)	Part II, Item 1, “Legal Proceedings,” has been revised to disclose our current legal matters as of the date of filing this Amended Quarterly Report.
     This Amended Quarterly Report should be read in conjunction with our 2004 Annual Report.
     On February 13, 2006, we filed our 2004 Annual Report and included therein our consolidated financial statements as of December 31, 2004 and for the year then ended and our restated consolidated financial statements as of December 31, 2003 and for the years ended December 31, 2003 and 2002. We did not amend our Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement that ended on or prior to December 31, 2003, and the financial statements and related financial information contained in such reports should no longer be relied upon.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2004	2003
(Amounts in thousands, except per share data)	(As restated)	(As restated)
Sales	$605,148	$557,218
Cost of sales	426,269	389,826

Gross profit	178,879	167,392
Selling, general and administrative expense	140,113	128,930
Integration expense	—	6,410
Restructuring expense	—	1,012

Operating income	38,766	31,040
Interest expense	(20,086)	(21,136)
Interest income	256	913
Loss on optional prepayments of debt	—	(159)
Other (expense) income, net	(3,677)	(1,611)

Earnings before income taxes	15,259	9,047
Provision for income taxes	8,190	4,035

Income from continuing operations	7,069	5,012
Discontinued operations, net of tax	75	256

Net earnings	$7,144	$5,268

Earnings per share:
Basic:
Continuing operations	$0.13	$0.10
Discontinued operations	—	—

Net earnings	$0.13	$0.10

Diluted:
Continuing operations	$0.13	$0.10
Discontinued operations	—	—

Net earnings	$0.13	$0.10

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended March 31,
	2004	2003
(Amounts in thousands)	(As restated)	(As restated)
Net earnings	$7,144	$5,268

Other comprehensive income (expense):
Foreign currency translation adjustments, net of tax	(6,688)	14,841
Cash flow hedging activity, net of tax	(2,784)	(75)

Other comprehensive (loss) income	(9,472)	14,766

Comprehensive (loss) income	$(2,328)	$20,034

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003
(Amounts in thousands, except per share data)	(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$39,674	$53,522
Accounts receivable, net of allowance for doubtful accounts of $15,997 and $18,641	500,288	505,949
Inventories, net	415,683	412,374
Deferred taxes	67,872	64,585
Prepaid expenses and other	32,107	26,091

Total current assets	1,055,624	1,062,521
Property, plant and equipment, net of accumulated depreciation of $423,430 and $411,836	440,894	443,864
Goodwill	872,826	871,960
Deferred taxes	32,161	31,741
Other intangible assets, net	166,013	169,084
Other assets, net	96,201	101,342

Total assets	$2,663,719	$2,680,512

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$249,109	$250,614
Accrued liabilities	280,929	286,433
Debt due within one year	82,327	71,035

Total current liabilities	612,365	608,082
Long-term debt due after one year	857,694	879,766
Retirement obligations and other liabilities	373,541	370,201
Shareholders’ equity:
Serial preferred stock, $1.00 par value, 1,000 shares authorized, no shares issued	—	—
Common shares, $1.25 par value	72,018	72,018
Shares authorized – 120,000
Shares issued – 57,614
Capital in excess of par value	477,617	477,443
Retained earnings	417,272	410,128

	966,907	959,589
Treasury stock, at cost – 2,789 and 2,775 shares	(62,825)	(62,575)
Deferred compensation obligation	7,505	7,445
Accumulated other comprehensive loss	(91,468)	(81,996)

Total shareholders’ equity	820,119	822,463

Total liabilities and shareholders’ equity	$2,663,719	$2,680,512

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2004	2003
(Amounts in thousands)	(As restated)	(As restated)
Cash flows — Operating activities:
Net earnings	$7,144	$5,268
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	15,349	15,309
Amortization of intangible and other assets	2,763	2,578
Amortization of deferred loan costs and discount	1,243	1,242
Loss on optional prepayments of debt	—	159
Net loss (gain) on the disposition of assets	(1,293)	753
Change in assets and liabilities, net of acquisitions:
Accounts receivable	781	1,623
Inventories	(1,408)	3,566
Prepaid expenses and other	(292)	(9,279)
Other assets	(667)	(3,783)
Accounts payable	86	(17,240)
Accrued liabilities and income taxes payable	5,952	4,030
Retirement obligations and other liabilities	(6,586)	(2,108)
Net deferred taxes	(15,139)	10,172

Net cash flows provided by operating activities	7,933	12,290

Cash flows — Investing activities:
Capital expenditures	(6,918)	(5,536)
Cash received for disposal of assets	3,626	—
Cash paid for acquisition	(9,429)	—

Net cash flows used by investing activities	(12,721)	(5,536)

Cash flows — Financing activities:
Net (repayments) borrowings under lines of credit	(702)	1,539
Payments on long-term debt	(8,022)	(20,000)

Net cash flows used by financing activities	(8,724)	(18,461)
Effect of exchange rate changes on cash	(336)	1,183

Net change in cash and cash equivalents	(13,848)	(10,524)
Cash and cash equivalents at beginning of year	53,522	48,991

Cash and cash equivalents at end of period	$39,674	$38,467

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Accounting Policies
Basis of Presentation
     The accompanying condensed consolidated balance sheet as of March 31, 2004, and the related condensed consolidated statements of income and comprehensive income (loss) for the three months ended March 31, 2004 and 2003, and the condensed consolidated statements of cash flows for the three months ended March 31, 2004 and 2003, are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements have been made.
     The accompanying condensed consolidated financial statements and notes in this Amended Quarterly Report are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes to the financial statements. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the restated consolidated financial statements for the year ended December 31, 2003 presented in our 2004 Annual Report, which was filed with the Securities and Exchange Commission (“SEC”) on February 13, 2006.
Stock-Based Compensation
     We have several stock-based employee compensation plans, which we account for under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. For 2004 and prior years, no stock-based employee compensation cost is reflected in net earnings for stock option grants, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant. Should we elect to modify any of our existing stock option awards, APB No. 25, as interpreted by Financial Accounting Standards Board (“FASB”) Financial Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” requires us to recognize the intrinsic value of the underlying options at the date the modification becomes effective. Modifications could include accelerated vesting, a reduction in exercise prices or extension of the exercise period.
     Awards of restricted stock are valued at the market price of our common stock on the grant date and recorded as unearned compensation within shareholders’ equity. The unearned compensation is amortized to compensation expense over the vesting period of the restricted stock. We had unearned compensation of $0.7 million and $0.9 million at March 31, 2004 and December 31, 2003, respectively. These amounts will be recognized into net earnings in prospective periods.
     The following table illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to all stock-based employee compensation, calculated using the Black-Scholes option-pricing model.

	Quarter Ended March 31,
	2004	2003
(Amounts in thousands, except per share data)	(As restated)	(As restated)
Net earnings, as reported	$7,144	$5,268
Restricted stock compensation expense (income) included in net earnings, net of related tax effects	(39)	62
Less: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(419)	(588)

Pro forma net earnings	$6,686	$4,742

Net earnings per share — basic:
As reported	$0.13	$0.10
Pro forma	0.12	0.09
Net earnings per share — diluted:
As reported	$0.13	$0.10
Pro forma	0.12	0.09
     The above pro forma disclosures may not be representative of effects for future years, since the determination of the fair value of stock options granted includes an expected volatility factor and additional option grants are expected to be made each year.
Other Accounting Policies
     Our significant accounting policies, for which no significant changes have occurred in the quarter ended March 31, 2004, are detailed in Note 1 of our 2004 Annual Report.
Accounting Developments
Pronouncements Implemented
     In December 2003, the FASB revised FIN No. 46, “Consolidation of Variable Interest Entities,” which addresses the consolidation of variable interest entities (“VIEs”) by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE. We have no interests in VIEs that require disclosure or consolidation under FIN 46, and therefore its implementation had no significant effect on our results of operations or financial position.
Pronouncements Not Yet Implemented
     During December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted in the United States. The Act generally permits plan sponsors that provide retiree prescription drug benefits that are “actuarially equivalent” to the benefits of Medicare Part D to be eligible for a non-taxable federal subsidy. As permitted by FASB Staff Position No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” we have elected to defer accounting for any effects of the Act until December 31, 2004. We are evaluating the impact of the Act, including the emergence of specific authoritative guidance regarding the accounting treatment afforded the provisions of the Act, which could require us to change information previously reported.
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

2. Restatement
     For the errors discussed below, we restated our condensed consolidated financial statements as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 presented herein.
     The following table sets forth the nature of significant 2004 Restatement errors and their impact on the previously reported net earnings:
Summary of Restatement Issues Affecting Net Earnings
For the Three Months Ended March 31, 2004 and 2003

(Amounts in thousands)	2004	2003
Net earnings, as previously reported	$10,287	$7,479
Financial derivatives	(3,936)	(556)
Intercompany reconciliations	331	(1,190)
Pension expense	(388)	51
Fixed assets and intangibles	(86)	(823)
Other	3,016	553
Tax matters	(2,080)	(246)

Net earnings, as restated	$7,144	$5,268

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
     Other — We identified other errors as part of the restatement where the individual impact on net earnings was not as significant, which resulted from the following:
•	errors in the original allocation of the purchase price for acquired businesses to property, plant and equipment, goodwill, accrued liabilities and deferred income taxes;

•	errors in reconciliations of account balances;

•	errors in accounting for equity investments that were based on foreign accounting standards rather than accounting principles generally accepted in the United States of America (“GAAP”); and

•	other errors which were not deemed individually significant for separate disclosure.

     Tax Matters — Due to significant employee turnover, information technology system limitations, corporate legal restructurings, several multinational acquisitions, and inadequate reconciliations, we identified errors in the amounts recorded in current and deferred income taxes. We undertook a process to identify our tax basis amounts, for both domestic and international locations, and performed a comprehensive review of our purchase accounting for recent acquisitions. This process included a detailed compilation of our book and tax differences at each of the reporting dates, as well as reconciliations of our income tax payable accounts to tax returns, as filed or as amended.
     We also identified errors that occurred in applying purchase accounting to businesses acquired, including income tax liabilities arising in years prior to the acquisitions, which were corrected in the related balance sheet accounts. We also identified errors in our U.S. federal income tax returns filed for 1999 through 2001 as a result of an Internal Revenue Service examination of those years. We amended our tax returns for those years and reflected the impact of those amendments within current and deferred domestic income tax balance sheet accounts at each of the annual reporting dates through December 31, 2004.
     Tax matters also includes the results of assessing the other restatement entries to determine which amounts had a corresponding impact on our provision for income taxes.
     Discontinued operations — We corrected our financial statements for presentation of discontinued operations. Our Government Marine Business Unit met the criteria for classification as a discontinued operation in the first quarter of 2004, as described further in Note 3.

     The following table presents the impact of the restatement adjustments, further described below, and of the business classified as discontinued operations in 2004 that is described in Note 3, on our consolidated statements of operations for the three months ended March 31, 2004 and 2003:
Condensed Consolidated Statements of Operations Information
For the Three Months Ended March 31, 2004 and 2003

	2004			2003
			As Restated			As Restated
			with			with
(Amounts in thousands,	As Previously		Discontinued	As Previously		Discontinued
except per share data)	Reported	As Restated	Operations	Reported	As Restated	Operations
Sales	$611,350	$610,869	$605,148	$564,269	$562,334	$557,218
Cost of sales	433,275	431,072	426,269	395,715	393,878	389,826

Gross profit	178,075	179,797	178,879	168,554	168,456	167,392
Selling, general and administrative expense	142,400	140,916	140,113	128,539	129,586	128,930
Integration expense	—	—	—	6,410	6,410	6,410
Restructuring expense	—	—	—	1,012	1,012	1,012

Operating income	35,675	38,881	38,766	32,593	31,448	31,040
Interest expense	(20,086)	(20,086)	(20,086)	(21,136)	(21,136)	(21,136)
Interest income	256	256	256	889	913	913
Loss on debt repayment and extinguishment	—	—	—	(159)	(159)	(159)
Other (expense) income, net	592	(3,677)	(3,677)	(769)	(1,613)	(1,611)

Earnings before income taxes	16,437	15,374	15,259	11,418	9,453	9,047
Provision for income taxes	6,150	8,230	8,190	3,939	4,185	4,035

Income from continuing operations	10,287	7,144	7,069	7,479	5,268	5,012
Discontinued operations, net of tax	—	—	75	—	—	256

Net earnings	$10,287	$7,144	$7,144	$7,479	$5,268	$5,268

Net earnings per share — basic:
Continuing operations	$0.19	$0.13	$0.13	$0.14	$0.10	$0.10
Discontinued operations	—	—	—	—	—	—

Net earnings	$0.19	$0.13	$0.13	$0.14	$0.10	$0.10

Net earnings per share — diluted:
Continuing operations	$0.19	$0.13	$0.13	$0.14	$0.10	$0.10
Discontinued operations	—	—	—	—	—	—

Net earnings	$0.19	$0.13	$0.13	$0.14	$0.10	$0.10

     Our restatement corrects the consolidated statements of operations for the following errors:
•	Sales decreased $0.5 million and $1.9 million for the three months ended March 31, 2004 and 2003, respectively, primarily due to errors that reported sales in a period later than determined in accordance with GAAP for which there is no significant impact on net earnings in the periods presented ($0.3 million decrease in 2004 and $1.9 million decrease in 2003) and other individually insignificant errors.

	2004	2003
Intercompany reconciliations	$154	$1,190
Pension expense	(62)	(388)
Other (mainly errors in account reconciliations)	(2,295)	(2,639)

Total cost of sales	$(2,203)	$(1,837)

•	Selling, general and administrative expense decreased for the three months ended March 31, 2004 and increased for the three months ended March 31, 2003, primarily due to errors in the following (in thousands):

	2004	2003
Intercompany reconciliations	$(486)	$—
Pension expense	451	337
Fixed assets and intangibles	117	836
Other (mainly errors in account reconciliations)	(1,566)	(126)

Total selling, general and administrative expense	$(1,484)	$1,047

•	Other expense, net increased $4.3 million and $0.8 million for the three months ended March 31, 2004 and 2003, respectively, primarily due to errors in the accounting for foreign currency forward contracts that did not meet the criteria for hedge accounting ($3.9 million in 2004 and $0.6 million in 2003) and other individually insignificant errors.

•	Provision for income taxes increased $2.1 million and $0.2 million for the three months ended March 31, 2004 and 2003, respectively, primarily due to corrections in deferred tax accounts and the income tax effect of the errors described above. Included in this was $0.4 million and $0.7 million for the three months ended March 31, 2004 and 2003, respectively, due to the tax impact on the restatement items.
     The following table presents the impact of the restatement adjustments on our consolidated statements of comprehensive income (loss) for the three months ended March 31, 2004 and 2003:
Condensed Consolidated Statements of Comprehensive Income (Loss) Information
For the Three Months Ended March 31, 2004 and 2003

	2004		2003
	As Previously		As Previously
(Amounts in thousands)	Reported	As Restated	Reported	As Restated
Net earnings	$10,287	$7,144	$7,479	$5,268
Other comprehensive income (expense):
Foreign currency translation adjustments, net of tax	4,480	(6,688)	5,556	14,841
Cash flow hedging activity, net of tax	(565)	(2,784)	(216)	(75)

Other comprehensive income (loss)	3,915	(9,472)	5,340	14,766

Comprehensive income (loss)	$14,202	$(2,328)	$12,819	$20,034

     The errors in the consolidated statements of comprehensive income (loss) mainly result from accounting for foreign currency translations relating to the IDP acquisition in 2000 where fair value step-ups for property, plant and equipment were not pushed down to the local entity, which impacted recording subsequent asset disposals, depreciation and the related foreign currency translation effects and financial derivatives.
     The errors identified in the consolidated balance sheet at March 31, 2004, described below, mainly resulted from (i) misapplication of purchase accounting for businesses acquired; (ii) not recording adjustments resulting from reconciling intercompany balances; (iii) not actuarially determining non-U.S. pension obligations and accounting for them in accordance with GAAP; (iv) incorrect deferred tax asset and liability balances; (v) not recording liabilities (including liabilities for purchased intellectual property, litigation and tax penalties); (vi) recording the effect of the foreign currency translations relating to the restatement; and (vii) recording the adjustments to the consolidated statements of operations set forth above. The errors in applying purchase accounting resulted from incorrectly accounting for deferred taxes in the acquisitions of Ingersoll Dresser Pump Co. (“IDP”) in 2000 and the Flow Control Division of Invensys plc (“IFC”) in 2002 and accounting for foreign currency translations relating to the IDP acquisition in 2000 where fair value step-ups for property, plant and equipment were not pushed down to the local entity, which impacted recording subsequent asset disposals, depreciation and the related foreign currency translation effects.
     The following table presents the impact of the restatement adjustments, further described below, and of the business classified as discontinued operations that is described in Note 3, on our consolidated balance sheet as of March 31, 2004:
Condensed Consolidated Balance Sheet Information

	March 31, 2004
			As Restated
			with
	As Previously		Discontinued
(Amounts in thousands)	Reported	As Restated	Operations
ASSETS
Current assets:
Cash and cash equivalents	$39,674	$39,674	$39,674
Accounts receivable, net	497,499	502,867	500,288
Inventories, net	440,212	422,700	415,683
Deferred taxes	81,208	67,872	67,872
Prepaid expenses and other	29,112	22,511	32,107

Total current assets	1,087,705	1,055,624	1,055,624
Property, plant and equipment, net	438,326	442,424	440,894
Goodwill	872,482	872,826	872,826
Deferred taxes	144,937	32,161	32,161
Other intangible assets, net	163,865	166,013	166,013
Other assets, net	88,265	94,671	96,201

Total assets	$2,795,580	$2,663,719	$2,663,719

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$258,582	$251,131	$249,109
Accrued liabilities	286,877	278,907	280,929
Debt due within one year	78,579	82,327	82,327
Deferred taxes	20,019	—	—

Total current liabilities	644,057	612,365	612,365
Long-term debt due after one year	857,694	857,694	857,694
Retirement obligations and other liabilities	458,894	373,541	373,541
Shareholders’ equity	834,935	820,119	820,119

Total liabilities and shareholders’ equity	$2,795,580	$2,663,719	$2,663,719

     The restatement of the condensed consolidated balance sheet corrects for the following errors:
•	Accounts receivable, net, increased $5.4 million at March 31, 2004, primarily from recording an accounts receivable factoring arrangement in one foreign location, previously reported as a sale, as a secured borrowing ($3.7 million), and errors in accounting for one long-term contract that was accounted for using the percentage of completion method in which we did not include the estimated cost of the work performed by subcontractors as part of our total estimated

•	Cost of sales decreased for the three months ended March 31, 2004 and 2003, primarily due to errors in the following (in thousands):

costs in determining the percentage of completion accounting for the overall contract ($4.0 million). Neither of these items had a significant impact on net earnings in the periods presented. These errors were partially offset by errors in account reconciliations and other individually insignificant items ($2.3 million).

•	Inventories, net decreased $17.5 million at March 31, 2004, primarily due to errors in the following (in thousands):

Long-term contract accounting	$(9,724)
Inventory valuation — obsolete and slow moving	(2,383)
Inventory valuation — LIFO	(1,947)
Inventory valuation — lower of cost or market adjustment	(1,295)
Intercompany reconciliations	(943)
Other adjustments to correct reconciliation of underlying records	(1,220)

Total inventories, net	$(17,512)

Long-Term Contract Accounting — We identified a long-term contract in which costs related to the contracts were not recorded in the appropriate periods and resulted in corrections to inventories in prior periods. This error did not have a significant impact on net earnings in the periods presented.

Inventory Valuation — We corrected our financial statements for inconsistencies in the application of our accounting policy for obsolete and slow moving inventory, errors in our last-in, first-out (“LIFO”) calculations, and errors in adjusting for lower-of-cost-or-market considerations. The inconsistencies related to (i) obsolete and slow moving inventory mainly resulting from limitations in our systems and processes that did not effectively identify excess inventory quantities; and (ii) the inventories of acquired businesses where our identification of slow moving items was not performed timely. The errors in LIFO and lower-of-cost-or-market resulted from inaccurate calculations. This error did not have a significant impact on net earnings in the periods presented.

•	Prepaid expenses and other decreased $6.6 million at March 31, 2004, primarily due to reclassification in tax matters ($7.0 million) partially offset by other reconciling items ($0.4 million).

•	Current and non-current deferred tax assets decreased $13.3 million and $112.8 million at March 31, 2004, respectively, to correct errors in recording deferred taxes for purchase accounting, the tax effects of restatement errors, and the tax effects of errors in accumulated other comprehensive loss. Non-current deferred tax assets have been primarily restated to properly net assets and liabilities. See also decrease in non-current deferred tax liability.

•	Property, plant and equipment, net increased $4.1 million at March 31, 2003, to correct the accounting for foreign currency translations relating to the IDP acquisition where fair value was not pushed down to the local entities’ general ledgers, disposals and abandonment of assets, depreciation and amortization due to disposals and excessive amortization periods for leasehold improvements and errors in account reconciliations. These corrections were due to errors in the following (in thousands):

Currency translation impact of push-down accounting	$10,990
Disposals and abondonments	(7,874)
Depreciation and amortization	1,387
Other reconciling items	(405)

Total property, plant and equipment, net	$4,098

•	Goodwill increased $0.3 million at March 31, 2004 primarily to correct purchase accounting related to the acquisitions of IDP in 2000 and IFC in 2002. These corrections were due to errors in the following (in thousands):

Intercompany reconciliations	$(7,133)
Fixed assets	3,133
Deferred income taxes	4,007
Other	337

Total goodwill	$344

•	Other intangibles, net increased $2.1 million at March 31, 2004, primarily to correct the accounting for purchased intellectual property ($1.8 million) and other reconciling items.

•	Other assets, net increased $6.4 million at March 31, 2004, to reclassify over-funded pension plans to assets ($11.5 million), partially offset by the write down of the value of equity investments based on GAAP conforming adjustments ($4.5 million) and other reconciling items ($0.6 million).

•	Accounts payable decreased $7.5 million at March 31, 2004, to record the adjustments resulting from intercompany account reconciliations ($8.5 million) and other reconciling items ($0.7 million) partially offset by an accrual on long-term contract costs ($1.7 million).

•	Accrued liabilities decreased $8.0 million at March 31, 2004, to correct errors in the following (in thousands):

Tax matters	$(14,781)
Intercompany reconciliations	(702)
Long-term contract accounting	(1,016)
Purchased intellectual property	3,389
Unclaimed property	3,327
Financial derivatives	(527)
Other accruals	2,340

Total accrued liabilities	$(7,970)

Unclaimed Property — We identified errors in accounting for unclaimed property primarily for unapplied cash and customer credits related to accounts receivable and for checks issued to vendors and to other payees that were not presented for payment. We previously recorded such items as income and removed these amounts from our balance sheet accounts. The correction reinstates such amounts within accrued liabilities as we began a process of filing with various states under voluntary disclosure agreements. This error did not have a significant impact on net earnings in the periods presented.

•	Debt due within one year increased $3.7 million at March 31, 2004, to correct the accounts receivable factoring arrangement as a secured borrowing rather than as a sale.

•	Current and non-current deferred tax liabilities decreased $20.0 million and $95.2 million, respectively, at March 31, 2004, to correct errors in deferred taxes, the tax effects of errors in the restatement and the tax effects of errors in accumulated other comprehensive loss. Non-current deferred tax liabilities have been primarily restated to properly net assets and liabilities. See also decrease in non-current deferred tax assets.

•	Retirement obligations and other liabilities increased by $9.9 million at March 31, 2004, excluding the decrease of $95.2 million in non-current deferred tax liabilities discussed above, primarily to reclassify over-funded pension plans to other assets, net as described above ($11.5 million) and other reconciling items ($4.2 million) offset by correcting the actuarially determined obligations and accounting for several non-U.S. pension plans in accordance with GAAP and the related liabilities that meet the criteria of a defined benefit plan ($5.8 million).

     Our consolidated statements of cash flows for the three months ended March 31, 2004 and 2003, were also restated for the items discussed above. The following table presents the major subtotals in our 2004 and 2003 consolidated statements of cash flows and the related impact of the restatement adjustments discussed above:
Condensed Consolidated Statements of Cash Flows Information
For the Three Months Ended March 31, 2004 and 2003

	2004		2003
	As Previously		As Previously
(Amounts in thousands)	Reported	As Restated	Reported	As Restated
Net cash flows provided (used) by:
Operating activities	$7,207	$7,933	$13,575	$12,290
Investing activities	(12,697)	(12,721)	(5,536)	(5,536)
Financing activities	(8,022)	(8,724)	(20,000)	(18,461)
Effect of exchange rate changes on cash	(336)	(336)	1,183	1,183

Net change in cash and cash equivalents	(13,848)	(13,848)	(10,778)	(10,524)

Cash and cash equivalents at beginning of year	53,522	53,522	49,245	48,991

Cash and cash equivalents at end of period	$39,674	$39,674	$38,467	$38,467

     The footnotes contained in these condensed consolidated financial statements also reflect the impact of the restatement discussed in this footnote.
3. Discontinued Operations
     In the first quarter of 2004, we made a definitive decision to sell our Government Marine Business Unit (“GMBU”), a business within our Flowserve Pump Division (“FPD”). As a result, we reclassified the operation to discontinued operations in the first quarter of 2004. In November 2004, we sold GMBU to Curtiss-Wright Electro-Mechanical Corporation for approximately $28 million, generating a pre-tax gain of $7.4 million after the allocation of approximately $8 million of FPD goodwill and $1 million of intangible assets. GMBU, which provided pump technology and service for U.S. Navy submarines and aircraft carriers, did not serve our core market and represented only a small part of our total pump business. We used net proceeds from the disposition of GMBU to reduce our outstanding indebtedness. As a result of this sale, we have presented the assets, liabilities and results of operations of the GMBU as discontinued operations for all periods included.
     GMBU generated the following results of operations:

	Three Months Ended March 31,
	2004	2003
(Amounts in millions)	(As restated)	(As restated)
Sales	$5.7	$5.1
Cost of sales	4.8	4.1
Selling, general and administrative expense	0.8	0.6

Earnings before income taxes	0.1	0.4

Provision for income taxes	—	0.2

Results for discontinued operations, net of tax	$0.1	$0.2

     GMBU’s assets and liabilities have been reclassified to prepaid expenses and other, property, plant and equipment, net, accounts payable and accrued liabilities to reflect discontinued operations. As of March 31, 2004 and December 31, 2003, GMBU’s assets and liabilities consisted of the following:
(Amounts in millions)

	March 31,	December 31,
	2004	2003
	(As restated)
Accounts receivable, net	$2.6	$3.9
Inventory, net	7.0	5.7
Property, plant and equipment, net	1.5	1.6
Goodwill	7.8	7.8
Other intangible assets, net	1.4	1.4

Total assets	$20.3	$20.4

Accounts payable	$2.0	$3.3
Accrued liabilities	1.0	2.0

Total liabilities	$3.0	$5.3

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
5. Goodwill
     The changes in the carrying amount of goodwill for the three months ending March 31, 2004 follow:

	Flowserve	Flow	Flow
(Amounts in thousands)	Pump	Solutions	Control	Total

Balance as of December 31, 2003	$473,554	$32,266	$366,140	$871,960
Resolution of other contingencies	528	—	(713)	(185)
Currency translation	(531)	(372)	1,954	1,051

Balance as of March 31, 2004 (as restated)	$473,551	$31,894	$367,381	$872,826

6. Derivative Instruments and Hedges
     We enter into forward contracts to hedge our risk associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction. Our risk management and derivatives policy specify the conditions in which we enter into derivative contracts. As of March 31, 2004, we have approximately $119.2 million of notional amount in outstanding contracts with third parties. As of March 31, 2004, the maximum length of any forward contract in place was 15 months.
     Certain of our forward contracts do not qualify for hedge accounting. The fair value of these outstanding forward contracts at March 31, 2004 was an asset of $1.4 million and an asset of $4.7 million at December 31, 2003. Unrealized losses from the changes in the fair value of these forward contracts of $3.9 million and $0.6 million for the quarters ended March 31, 2004 and 2003, respectively, are included in other (expense) income, net in the consolidated statements of operations. The fair value of outstanding forward contracts qualifying for hedge accounting at March 31, 2004 was an asset of $0.4 million and a liability of $2.3 million at December 31, 2003. Unrealized gains from the changes in the fair value of qualifying forward contracts and the associated underlying exposures of $84,000 and $30,000, net of tax, for the quarters ended March 31, 2004 and 2003, respectively, are included in other comprehensive income (loss).
     Also as part of our risk management program, we enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. As of March 31, 2004, we have $175 million of notional amount in outstanding interest rate swaps with third parties. As of March 31, 2004, the maximum remaining length of any interest rate contract in place was approximately 32 months. The fair value of the interest rate swap agreements was a liability of $7.7 million and $7.6 million at March 31, 2004 and December 31, 2003, respectively. Unrealized gains (losses) from the changes in fair value of our interest rate swap agreements, net of reclassifications, were $1.7 million and $(0.3) million, net of tax, for the quarters ended March 31, 2004 and 2003, respectively, and are included in other comprehensive income (loss).
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
7. Debt
     Debt, including capital lease obligations, consisted of:
(Amounts in thousands)

	March 31,	December 31,
	2004	2003
	(As restated)
Term Loan Tranche A:
U.S. Dollar Tranches, interest rate of 3.63% in 2004 and 3.74% in 2003	$191,982	$200,004
Euro Tranche, interest rate of 4.63% in 2004 and 4.65% in 2003	12,022	12,292
Term Loan Tranche C, interest rate of 3.88% in 2004 and 4.00% in 2003	465,473	465,473
Senior Subordinated Notes, net of discount, coupon of 12.25%:
U.S. Dollar denominated	186,805	186,739
Euro denominated	79,249	80,998
Receivable factoring obligations	3,748	4,543
Capital lease obligations and other	742	752

Debt and capital lease obligations	940,021	950,801
Less amounts due within one year	82,327	71,035

Total debt due after one year	$857,694	$879,766

2000 Credit Facilities
     As of March 31, 2004 and December 31, 2003, our 2000 Credit Facilities were composed of Tranche A and Tranche C term loans and a revolving line of credit. Tranche A consisted of a U.S. dollar denominated tranche and a Euro denominated tranche, the latter of which was a term note due in 2006. During the three months ended March 31, 2004, we made scheduled debt payments of $8.0 million. During the remainder of 2004, we made scheduled, mandatory and optional principal payments of $19.5 million, $167.9 million and $160.0 million, respectively.
     The Tranche A and Tranche C loans had ultimate maturities of June 2006 and June 2009, respectively. The term loans bore floating interest rates based on the London Interbank Offered Rate (“LIBOR”) plus a borrowing spread, or the prime rate plus a borrowing spread, at our option. The borrowing spread for the senior credit facilities can increase or decrease based on the leverage ratio as defined in the credit facility and on our public debt ratings.
     As part of the 2000 Credit Facilities, we also had a $300 million revolving line of credit that was set to expire in June 2006. The revolving line of credit allows us to issue up to $200 million in letters of credit. No amounts were outstanding under the revolving line of credit at March 31, 2004 or December 31, 2003. We had outstanding letters of credit of $45.7 million under the revolving line of credit, which reduced borrowing capacity to $254.3 million at March 31, 2004, compared with a borrowing capacity of $257.3 million at December 31, 2003.
     We were required, under certain circumstances as defined in the 2000 Credit Facilities, to use a percentage of excess cash generated from operations to reduce the outstanding principal of the term loans in the following year. Based upon the annual calculations performed at December 31, 2003, no additional principal payments became due in 2004 under this provision.

Senior Subordinated Notes
     At March 31, 2004, we had $188.5 million and €65 million (equivalent to $80.0 million at March 31, 2004) face value of Senior Subordinated Notes outstanding. The Senior Subordinated Notes were originally issued in 2000 at a discount to yield 12.5%, but have a coupon interest rate of 12.25%. Interest on these notes was payable semi-annually in February and August. In August 2005, all remaining Senior Subordinated Notes outstanding were called by us at 106.125% of face value as specified in the loan agreement and repaid, along with accrued interest.
EIB Credit Facility
     On April 14, 2004, we and one of our European subsidiaries, Flowserve B.V., entered into an agreement with European Investment Bank (“EIB”), pursuant to which EIB agreed to loan us up to €70 million, with the ability to draw funds in multiple currencies, to finance in part specified research and development projects undertaken by us in Europe. Borrowings under the EIB credit facility bear interest at a fixed or floating rate of interest agreed to by us and EIB with respect to each borrowing under the facility. Loans under the EIB credit facility are subject to mandatory prepayment, at EIB’s discretion, upon the occurrence of certain events, including a change of control or prepayment of certain other indebtedness. In addition, the EIB credit facility contains covenants that, among other things, limit our ability to dispose of assets related to the financed project and require us to deliver to EIB our audited annual financial statements within 30 days of publication. In August 2004, we borrowed $85 million at a floating interest rate based on 3-month U.S. LIBOR that resets quarterly. The maturity of the loan is June 15, 2011, but may be repaid at any time without penalty. Our obligations under the EIB credit facility are guaranteed by a letter of credit outstanding under our New Credit Facilities.
Debt Covenants
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
8. Accounts Receivable Factoring
     Through our European subsidiaries, we engage in non-recourse factoring of certain accounts receivable. The various agreements have different terms, including options for renewal and mutual termination clauses. Under our 2000 Credit Facilities as described in Note 7, such factoring was generally limited to $50 million, based on the due date of the factored receivables. The limit on factoring was raised to $75 million under the New Credit Facilities, which were entered into in August 2005, and are fully described in Note 7.
     At March 31, 2004 and December 31, 2003, respectively, we had received, using end of period exchange rates, a U.S. dollar equivalent of approximately $23 million and $24 million, respectively, in cash from our most significant factoring agreement, which represents the factor’s purchase of approximately $28 million and $30 million of our receivables, respectively.
     Additionally, we maintain numerous other individually less significant factoring agreements. In the aggregate, the total cash received from the factoring of receivables under these agreements totaled approximately $23 million and $25 million at March 31, 2004 and December 31, 2003, respectively. One of these agreements was determined to represent a leveraged borrowing, as opposed to a sale of receivables. Accordingly, we have reported the aggregate cash received from this facility as a component of short-term debt in the amount of $3.7 million and $4.5 million at March 31, 2004 and December 31, 2003, respectively.
     In the first quarter of 2004, under all of our factoring agreements globally, we recognized, using quarter-end exchange rates, losses of approximately $0.4 million in factoring receivables, which compares with a total loss of $1.6 million in 2003.

9. Inventories
     Inventories are stated at lower of cost or market. Cost is determined for principally all U.S. inventories by the LIFO method and for other inventories by the first-in, first-out (“FIFO”) method.
     Inventories and the method of determining costs were:

	March 31,	December 31,
	2004	2003
(Amounts in thousands)	(As restated)
Raw materials	$123,147	$115,695
Work in process	233,635	229,049
Finished goods	232,013	230,234
Less: Progress billings	(99,430)	(92,490)
Less: Excess and obsolete reserve	(46,454)	(43,354)

	442,911	439,134
LIFO reserve	(27,228)	(26,760)

Net inventory	$415,683	$412,374

Percent of inventory accounted for by:
LIFO	50%	50%
FIFO	50%	50%
10. Restructuring Costs — IFC
Restructuring Costs
     In conjunction with the acquisition of IFC during 2002, we initiated a restructuring program designed to reduce costs and eliminate excess capacity by closing 18 valve facilities, including 10 service facilities, and reducing sales and related support personnel. Our actions, some of which were approved and committed to in 2002 with the remaining actions approved and committed to in 2003, are expected to result in a gross reduction of approximately 889 positions and a net reduction of approximately 662 positions. Net position eliminations represent the gross positions eliminated from the closed facilities offset by positions added at the receiving facilities, which are required to produce the products transferred into the receiving facilities.
     We established a restructuring program reserve upon acquisition of IFC, and recognized additional accruals of $4.5 million in 2003 for this program, including $2.0 million during the first quarter, primarily related to the closure of certain valve service facilities and the related reductions in workforce. Cash expenditures against the accrual were $11.6 million in 2003, including $4.1 million during the first quarter, and $1.3 million during the first quarter of 2004. The remaining accrual of $8.0 million reflects payments to be made in 2004 and beyond for severance obligations due to terminated personnel in Europe of $4.8 million as well as lease and other contract termination and exit costs of $3.2 million.
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

     The following illustrates activity related to the IFC restructuring reserve:

	Other Exit
(Amounts in millions)	Severance	Costs	Total

Balance at January 1, 2003	$10.7	$5.7	$16.4
Additional accruals	3.8	0.7	4.5
Cash expenditures	(8.8)	(2.8)	(11.6)

Balance at December 31, 2003	5.7	3.6	9.3
Cash expenditures	(0.9)	(0.4)	(1.3)

Balance at March 31, 2004	$4.8	$3.2	$8.0

Integration Costs – IFC
     We did not incur acquisition-related integration expenses in 2004. During the first quarter of 2003, we incurred acquisition-related integration expense in conjunction with IFC, which is summarized below:

(Amounts in millions)	2003
Personnel and related costs	$3.7
Transfer of product lines	1.7
Asset impairments	0.2
Other	0.8

IFC integration expense	$6.4

Cash expense	$6.2
Non-cash expense	0.2

IFC integration expense	$6.4

     The acquisition-related activities resulted in integration costs as categorized above and further defined as follows. Personnel and related costs include payroll, benefits, consulting fees, and retention and integration performance bonuses paid to our employees and contractors for the development, management and execution of the integration plan. Transfer of product lines includes costs associated with the transfer of product lines as well as realignment required in the receiving facilities. Asset impairments reflect the loss on disposal of property, plant and equipment at the facilities closed and disposal of inventory for discontinued product lines when the facilities were combined. The other category includes costs associated with information technology integration, legal entity consolidations, legal entity name changes, signage, new product literature and others. None of these items individually amounted to greater than $0.5 million.
Remaining Restructuring and Integration Costs – IFC
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

11. Warranty Reserve
     The following is a summary of the activity in our warranty reserve:

	2004	2003
(Amounts in thousands)	(As restated)	(As restated)
Balance at January 1,	$19,233	$15,899
Accruals for warranty expense	7,210	4,653
Settlements made	(5,844)	(5,108)

Balance as of March 31,	$20,599	$15,444

12. Earnings Per Share
     Basic and diluted earnings per weighted average share outstanding were calculated as follows:

	Quarter Ended March 31,
	2004	2003
(Amounts in thousands, except per share amounts)	(As restated)	(As restated)
Income from continuing operations	$7,069	$5,012

Net earnings	$7,144	$5,268

Denominator for basic earnings per share — weighted average shares	55,171	55,151
Effect of potentially dilutive securities	258	82

Denominator for diluted earnings per share — weighted average shares	55,429	55,233

Net earnings per share:
Basic:
Continuing operations	$0.13	$0.10
Net earnings	0.13	0.10
Diluted:
Continuing operations	$0.13	$0.10
Net earnings	0.13	0.10
     Options outstanding with an exercise price greater than the average market price of the common stock were not included in the computation of diluted earnings per share.
     The following summarizes options to purchase common stock that were excluded from the computations of potentially dilutive securities:

	Quarter Ended March 31,
	2004	2003
Total number excluded	1,175,307	2,855,340
Weighted average exercise price	$27.18	$22.33
13. Legal Matters and Contingencies
     We are a defendant in a large number of pending lawsuits (which include, in many cases, multiple claimants) that seek to recover damages for personal injury allegedly caused by exposure to asbestos containing products manufactured and/or distributed by us in the past. Any such products were encapsulated and used only as components of process equipment, and we do not believe that any emission of respirable asbestos fibers occurred during the use of this equipment. We believe that a high percentage of the applicable claims are covered by applicable insurance or indemnities from other companies.
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
     During the quarter ended September 30, 2003, related lawsuits were filed in federal court in the Northern District of Texas (the “Court’’), alleging that we violated federal securities laws. Since the filing of these cases, which have been consolidated, the lead plaintiff has amended its complaint several times. The lead plaintiff’s current pleading is the fifth consolidated amended complaint (“Complaint’’). The Complaint alleges that federal securities violations occurred between February 6, 2001 and September 27, 2002 and names as defendants Mr. C. Scott Greer, our former Chairman, President and Chief Executive Officer, Ms. Renee J. Hornbaker, our former Vice President and Chief Financial Officer, PricewaterhouseCoopers LLP, our independent registered public accounting firm, and Banc of America Securities LLC and Credit Suisse First Boston LLC, which served as underwriters for two of our public stock offerings during the relevant period. The Complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, and Sections 11 and 15 of the Securities Act of 1933. The lead plaintiff seeks unspecified compensatory damages, forfeiture by Mr. Greer and Ms. Hornbaker of unspecified incentive-based or equity-based compensation and profits from any stock sales, and recovery of costs. On November 22, 2005, the Court entered an order denying the defendants’ motions to dismiss the Complaint on the pleadings in their entirety. The case is currently set for trial on March 27, 2007. We continue to believe that the lawsuit is without merit and are vigorously defending the case.
     We have been involved as a potentially responsible party (“PRP’’) at former public waste disposal sites that may be subject to remediation under pending government procedures. The sites are in various stages of evaluation by federal and state environmental authorities. The projected cost of remediation at these sites, as well as our alleged “fair share’’ allocation, is uncertain and speculative until all studies have been completed and the parties have either negotiated an amicable resolution or the matter has been judicially resolved. At each site, there are many other parties who have similarly been identified, and the identification and location of additional parties is continuing under applicable federal or state law. Many of the other parties identified are financially strong and solvent companies that appear able to pay their share of the remediation costs. Based on our information about the waste disposal practices at these sites and the environmental regulatory process in general, we believe that it is likely that ultimate remediation liability costs for each site will be apportioned among all liable parties, including site owners and waste transporters, according to the volumes and/or toxicity of the wastes shown to have been disposed of at the sites. We believe that our exposure for existing disposal sites will be less than $100,000.
     We are also a defendant in several other lawsuits, including product liability claims, that are insured, subject to the applicable deductibles, arising in the ordinary course of business. Based on currently available information, we believe that we have adequately accrued estimated probable losses for such lawsuits. We are also involved in a substantial number of labor claims, including one case where we had a confidential settlement reflected in our results of operations for the second quarter of 2004.
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

14. Retirement and Postretirement Benefits
     Components of the net periodic cost (benefit) for the quarters ended March 31, 2004 and 2003 were as follows:

	U.S.		Non-U.S.		Postretirement
(Amounts in millions)	Defined Benefit Plans		Defined Benefit Plans		Medical Benefits
	2004	2003	2004	2003	2004	2003
Net periodic cost (benefit)
Service cost	$3.5	$3.4	$0.9	$0.6	$0.1	$—
Interest cost	3.8	3.9	2.2	1.9	1.3	1.5
Expected return on plan assets	(4.3)	(4.3)	(1.1)	(0.9)	—	—
Curtailments/settlements	—	(0.1)	—	—	—	—
Amortization of unrecognized net loss	0.6	0.2	0.3	0.4	0.4	0.3
Amortization of prior service costs	(0.3)	(0.3)	—	—	(0.8)	(0.8)

Net cost recognized	$3.3	$2.8	$2.3	$2.0	$1.0	$1.0

15. Income taxes
     For the three months ended March 31, 2004, we earned $15.3 million before taxes and provided for income taxes of $8.2 million, resulting in an effective tax rate of 53.7%. The effective tax rate varied from the U.S. federal statutory rate primarily as a result of the impact of increased foreign earnings repatriation used to pay down U.S. debt.
16. Segment Information
     We are principally engaged in the worldwide design, manufacture, distribution and service of industrial flow management equipment. We provide pumps, valves and mechanical seals primarily for the petroleum industry, chemical-processing industry, power-generation industry, water industry, general industry and other industries requiring flow management products.
     We have the following three divisions, each of which constitutes a business segment:
•	Flowserve Pump Division;

•	Flow Control Division; and

•	Flow Solutions Division.
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
     The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements.

Three Months Ended March 31, 2004				Subtotal –
(As restated)	Flowserve	Flow	Flow	Reportable		Consolidated
(amounts in thousands)	Pump	Solutions	Control	Segments	All Other	Total
Sales to external customers	$295,572	$87,838	$220,438	$603,848	$1,300	$605,148
Intersegment sales	1,657	7,000	1,335	9,992	(9,992)	—
Segment operating income	18,596	17,187	12,259	48,042	(9,276)	38,766

Three Months Ended March 31, 2003				Subtotal –
(As restated)	Flowserve	Flow	Flow	Reportable		Consolidated
(amounts in thousands)	Pump	Solutions	Control	Segments	All Other	Total
Sales to external customers	$276,653	$78,961	$200,490	$556,104	$1,114	$557,218
Intersegment sales	2,975	6,111	2,496	11,582	(11,582)	—
Segment operating income (before special items) (1)	20,795	15,890	10,669	47,354	(8,892)	38,462

(1)	Special items reflect costs associated with the IFC acquisition including $6.4 million of integration expense and $1.0 million of restructuring expense.
     A reconciliation of total consolidated operating income before special items to consolidated earnings before income taxes follows:

	Quarter Ended March 31,
	2004	2003
(amounts in thousands)	(As restated)	(As restated)
Total consolidated operating income (before special items)	$38,766	$38,462
Less:
Net interest expense	(19,830)	(20,223)
Loss on optional prepayments of debt	—	(159)
Other (expense) income, net	(3,677)	(1,611)
Special items:
Integration expense	—	6,410
Restructuring expense	—	1,012

Earnings before income taxes	$15,259	$9,047

17.	Subsequent Events
Financing Matters
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
     In March 2005, we obtained consents from our major lenders that enhanced our flexibility under our 2000 Credit Facilities to among other things permit the August 2005 refinancing of our 2000 Credit Facilities and the repurchase of our 12.25% Senior Subordinated Notes. On August 12, 2005, we entered into New Credit Facilities comprised of a $600 million term loan expiring on August 10, 2012 and a $400 million revolving line of credit, which can be utilized to provide up to $300 million in letters of credit, expiring on August 12, 2010. We refer to these credit facilities collectively as our New Credit Facilities. The proceeds of borrowings under our New Credit Facilities were used to call our 12.25% Senior Subordinated Notes and retire our indebtedness outstanding under our 2000 Credit Facilities. We also replaced the letter of credit agreement guaranteeing our obligations under the EIB credit facility described in Note 7 with a letter of credit issued under the new revolving line of credit.
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
     Borrowings under our New Credit Facilities bear interest at a rate equal to, at our option, either (1) the base rate (which is based on greater of the prime rate most recently announced by the administrative agent under our New Credit Facilities or the Federal Funds rate plus 0.50%) or (2) LIBOR plus an applicable margin determined by reference to the ratio of our total debt to consolidated Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”), which at December 31, 2005 was 1.75% for LIBOR borrowings. In addition, we pay lenders under the New Credit Facilities a commitment fee equal to a percentage, determined by reference to the ratio of our total debt to consolidated EBITDA, of the unutilized portion of the revolving line of credit, and letter of credit fees with respect to each financial standby letter of credit outstanding under our New Credit Facilities equal to a percentage based on the applicable margin in effect for LIBOR borrowings under the new revolving line of credit. The fee for performance standby letters of credit is 0.5% lower than the fee for financial standby letters of credit.
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
     As a result of the 2004 Restatement and the new obligations regarding internal controls attestation under Section 404, we did not timely issue our financial statements for the year ended December 31, 2004 and the quarterly periods ended June 30, 2004, September 30, 2004, March 31, 2005, June 30, 2005 and September 30, 2005, and were unable to timely file with the SEC our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for such periods. Prior to the refinancing of our 2000 Credit Facilities and the replacement of the standby letter of credit facility, we obtained waivers thereunder extending the deadline for the delivery of our financial statements to the lenders under our 2000 Credit Facilities and the letter of credit facility guaranteeing the EIB credit facility and, as a result of such waivers, were not in default. We did not seek or obtain a waiver under the indentures governing our 12.25% Senior

Subordinated Notes with respect to our inability to timely file with the SEC the required reports and, prior to the refinancing of our 12.25% Senior Subordinated Notes, were in default thereunder. However, our debt is properly classified as non-current in our balance sheet as we demonstrated our ability and intent to obtain new long-term credit facilities in August 2005.
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
     Our New Credit Facilities contain covenants requiring us to deliver to lenders leverage and interest coverage financial covenants and our audited annual and unaudited quarterly financial statements. Under the leverage covenant, the maximum permitted leverage ratio steps down beginning with the fourth quarter of 2006, with a further step-down beginning with the fourth quarter of 2007. Under the interest coverage covenant, the minimum required interest coverage ratio steps up beginning with the fourth quarter of 2006, with a further step-up beginning with the fourth quarter of 2007. Compliance with these financial covenants under our New Credit Facilities is tested quarterly, and we have complied with the financial covenants as of December 31, 2005. Delivery of the December 31, 2004 audited consolidated financial statements was required by December 31, 2005 and delivery of the December 31, 2005 audited financial statements is required by May 30, 2006. We received a waiver from our lenders to deliver the December 31, 2004 audited financial statements by February 28, 2006. The December 31, 2004 audited financial statements were delivered February 13, 2006. Further, we are required to furnish to our lenders within 50 days of the end of each of the first three quarters of each year our consolidated balance sheet, and related statements of operations, shareholders’ equity and cash flows.
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
Legal Matters
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
     On March 14, 2006, a shareholder derivative lawsuit was filed purportedly on our behalf in federal court in the Northern District of Texas. The lawsuit names as defendants Mr. Greer, Ms. Hornbaker, and current board members Hugh K. Coble, George T. Haymaker, Jr., Lewis M. Kling, William C. Rusnack, Michael F. Johnston, Charles M. Rampacek, Kevin E. Sheehan, Diane C. Harris, James O. Rollans and Christopher A. Bartlett. We are named as a nominal defendant. Based primarily on certain of the purported misstatements alleged in the above-described federal securities case, the plaintiff asserts claims against the defendants for breaches of fiduciary duty. The plaintiff alleges that the purported breaches of fiduciary duty occurred between 2000 and 2004. The plaintiff seeks on our behalf an unspecified amount of damages, disgorgement by Mr. Greer and Ms. Hornbaker of salaries, bonuses, restricted stock and stock options, and recovery of attorneys’ fees and costs. We strongly believe that the suit was improperly filed and intend to file a motion seeking dismissal of the case.
     Since we manufacture and sell our products globally, we are subject to risks associated with doing business internationally. In March 2006, we initiated a process to determine our compliance posture with respect to U.S. export control laws and regulations. Upon initial investigation, it appears that some product transactions and technology transfers require further research to determine compliance with U.S. export control laws and regulations. With assistance from outside counsel, we are currently involved in a systematic process to conduct further research. Any potential violations of U.S. export control laws and regulations that are identified may result in civil or criminal penalties, including fines and/or suspension of the privilege to engage in export transactions or to have our foreign affiliates receive U.S.-origin goods, software or technology. Because our research into this issue is ongoing, we are unable to determine the extent of any violations or the nature or amount of any potential penalties to which we might be subject to in the future. As a result, we cannot currently predict whether the resolution of this matter will materially adversely affect our financial position or results of operations. At this time, we have not made any provision in our consolidated financial statements for any fines or penalties that might be incurred relating to this matter.
Stock Matters
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
     These extensions are subject to our shareholders approving certain applicable plan amendments at our next annual shareholders’ meeting, scheduled for August 2006. If shareholders do not approve the plan amendments as currently posed in our proxy statement, these extension actions will become void. If such plan amendments are approved at our next annual shareholders’ meeting, the extensions will be considered as a stock modification for financial reporting purposes subject to the recognition of a non-cash compensation charge in accordance with SFAS No. 123(R), “Share-Based Payment”. Our actual charge will be contingent upon many factors, including future share price volatility, risk free interest rate, option maturity, strike price, share price and dividend yield.
     The earlier extension actions also extended the option exercise period available following separation from employment for reasons of death, disability and termination not for cause or certain voluntary separations. These separate extensions were partially rescinded at the December 14, 2005, meeting of the Organization and Compensation Committee of the Board of Directors, and as so revised are currently effective and not subject to shareholder approval. The exercise period available following such employment separations has been extended to the later of (i) 30 days after the options first became exercisable when our SEC filings have become current and an effective SEC Form S-8 Registration Statement has been filed with the SEC, or (ii) the period available for exercise following separation from employment under the terms of the option as originally granted. This extension is considered for financial reporting purposes as a stock modification subject to the recognition of a non-cash compensation change in accordance with APB No. 25, “Accounting for Stock Issued to Employees,” of approximately $1 million in 2005. The extension of the exercise period following separation from employment does not apply to option exercise periods governed by a separate separation contract or agreement.
Other Matters
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

     To promote continuity of senior management, in March 2005 our Board of Directors approved a Transitional Executive Security Plan, which provides cash and stock-based incentives to key management personnel to remain employed by us for the near term. As a result of this plan, we recorded additional compensation expenses in 2005 of approximately $3 million. See “Transitional Executive Security Plan” in Item 11 of our 2004 Annual Report for a detailed discussion on this plan.
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
     We have recently concluded an Internal Revenue Service (“IRS”) audit of our U.S. federal income tax returns for the years 1999 through 2001. Based on its audit work, the IRS has issued proposed adjustments to increase taxable income during 1999 through 2001 by $12.8 million, and to deny foreign tax credits of $2.9 million in the aggregate. The tax liability resulting from these proposed adjustments will be offset with foreign tax credit carryovers and other refund claims, and therefore should not result in a material future cash payment, pending final review by the Joint Committee on Taxation. The effect of the adjustments to current and deferred taxes has been reflected in the consolidated financial statements for annual periods covered by the 2004 Restatement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis should be read in conjunction with the information contained in the condensed consolidated financial statements and notes thereto included in this Amended Quarterly Report and the 2004 Annual Report.
OVERVIEW
     We produce engineered and industrial pumps, industrial valves, control valves, nuclear valves, valve actuation and precision mechanical seals, and provide a range of related flow management services worldwide, primarily for the process industries. Equipment manufactured and serviced by us is predominately used in industries that deal with difficult-to-handle and corrosive fluids as well as environments with extreme temperature, pressure, horsepower and speed. Our businesses are affected by economic conditions in the U.S. and other countries where our products are sold and serviced, by the cyclical nature of the petroleum, chemical, power, water and other industries served, by the relationship of the U.S. dollar to other currencies, and by the demand for and pricing of customers’ products. We believe the impact of these conditions is somewhat mitigated by the strength and diversity of our product lines, geographic coverage and significant installed base, which provides potential for an annuity stream of revenue from parts and services.
RECENT DEVELOPMENTS
Restatement
     This Amended Quarterly Report includes our restated consolidated financial statements as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and 2003 resulting from our 2004 Restatement.
     The 2004 Restatement corrects errors made in the application of GAAP, including errors with respect to inventory valuation, long-term contract accounting, intercompany accounts, pension expense, fixed assets and intangibles, financial derivatives, unclaimed property, tax matters, and other adjustments from unreconciled accounts. The 2004 Restatement is more fully described in Note 2 to our restated condensed consolidated financial statements included in this Amended Quarterly Report and in Note 2 to our 2004 Annual Report.
     The impact of the 2004 Restatement decreased sales for the three months ended March 31, 2004 and 2003 by $0.5 million and $1.9 million, respectively, decreased net earnings for the three months ended March 31, 2004 and 2003 by $3.1 million and $2.2 million, respectively, and decreased total assets, total liabilities and total shareholders’ equity at March 31, 2004 by $131.9 million, $117.1 million and $14.8 million, respectively. The decreases in total assets and total liabilities are due primarily to the proper netting of deferred tax assets and liabilities. Diluted net earnings per share decreased by $0.06 and $0.04 per share for the three months ended March 31, 2004 and 2003, respectively.
     For further discussion of other recent developments, see Note 17 to our condensed consolidated financial statements included in this Amended Quarterly Report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2004 Annual Report.
RESULTS OF OPERATIONS — Three Months ended March 31, 2004 and 2003
Consolidated Results
Bookings, Sales and Backlog

	Quarter Ended March 31,

(Amounts in millions)	2004	2003

	(As restated)	(As restated)
Bookings	$662.8	$607.9
Sales	605.1	557.2
Backlog	873.0	789.6

     We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacture, service or support. Bookings for the three months ended March 31, 2004 increased by $10.1 million, or 1.7%, excluding currency benefits of approximately $45 million, as compared with the same period in 2003. The increase is primarily due to increase in bookings by our Flow Control Division, particularly in the oil and gas market, one of our primary served markets, which was spurred by increased crude oil prices. The increase is also due to a $3.6 million increase in bookings resulting from our Flowserve Pump Division’s acquisition of the remaining 75% of TKL in March 2004. The increase was partially offset by our Flowserve Pump Division’s increased selectivity in not pursuing lower margin project-related business. Overall business to the petroleum industry remained robust. In addition, we have also seen improving activity in the U.S. nuclear power market in the first quarter.
     Sales for the three months ended March 31, 2004 increased by $7.2 million, or 1.3%, excluding currency benefits of approximately $41 million, as compared with the same period in 2003. The increase primarily reflects the increase in overall market conditions as experienced by our Flow Control Division and Flow Solutions Division and a $4.6 million increase in sales resulting from our acquisition of the remaining 75% of TKL in March 2004, and is partially offset by decreased sales into the water market by our Flowserve Pump Division.
     Net sales to international customers, including export sales from the U.S., were 61% of sales in the first quarter of 2004 compared with 53% in the same period in 2003. Stronger non-U.S. currency effects was the primary factor for the increase in 2004 compared with the prior period.
     Backlog represents the accumulation of uncompleted customer orders. Backlog at March 31, 2004 increased by $29.0 million, or 3.7%, excluding currency benefits of approximately $54 million, as compared with March 31, 2003. The backlog increase compared with the prior year resulted from increased bookings during the first quarter of 2004.
Gross Profit and Gross Profit Margin

	Quarter Ended March 31,

(Amounts in millions)	2004	2003

	(As restated)	(As restated)
Gross profit	$178.9	$167.4
Gross profit margin	29.6%	30.0%
     Gross profit margin of 29.6% for the three months ending March 31, 2004 decreased slightly as compared with the same period in 2003. This primarily reflects an unfavorable product mix experienced by our Flowserve Pump Division as well as decreased sales by this same division, which unfavorably impacts our absorption of fixed costs.
Selling, General and Administrative Expense (“SG&A”)

	Quarter Ended March 31,

(Amounts in millions)	2004	2003

	(As restated)	(As restated)
SG&A expense	$140.1	$128.9
SG&A expense as a percentage of sales	23.2%	23.1%
     SG&A for the three months ended March 31, 2004 increased by $2.9 million, or 2.2%, excluding currency effects of approximately $8 million, as compared with the same period in 2003. The increase in SG&A is due to higher professional fees of $1.7 million generally related to the restatement and other legal matters and higher incentive compensation accruals of $1.9 million.

Integration and Restructuring Expense

	Quarter Ended March 31,
(Amounts in millions)	2004	2003
	(As restated)	(As restated)
Integration expense	$—	$6.4
Restructuring expense	—	1.0
     There were no integration or restructuring expenses in the first quarter of 2004 due to the substantial completion of the program at the end of 2003. The integration and restructuring expenses in 2003 relate to the integration of IFC into the Flow Control Division. Integration expense represents period costs associated with IFC acquisition-related reorganizations such as relocation of product lines from closed to receiving facilities, realignment of receiving facilities, performance and retention bonuses, idle manufacturing costs, costs related to the integration team and asset impairments. Restructuring expense represents severance and other exit costs related to our valve facility closures and reductions in work force. We have largely completed our restructuring and integration activities related to IFC, except for completion of certain European integration activities. See the discussion on “Restructuring and Acquisition Related Charges” included in this Management’s Discussion and Analysis for a more detailed description of the integration and restructuring program.
Operating Income

	Quarter Ended March 31,
(Amounts in millions)	2004	2003
	(As restated)	(As restated)
Operating income	$38.8	$31.0
Operating income as a percentage of sales	6.4%	5.6%
     Operating income for the three months ended March 31, 2004 increased by $3.5 million, or 11.3%, excluding currency benefits of approximately $4 million, as compared with the same period in 2003. The increase is primarily a result of the decrease of $7.4 million in integration and restructuring expenses, partially offset by the increase in SG&A discussed above.
Interest Expense, Interest Income and Loss on Repayment of Debt

	Quarter Ended March 31,
(Amounts in millions)	2004	2003
	(As restated)	(As restated)
Interest expense	$20.1	$21.1
Interest income	0.3	0.9
Loss on optional prepayments of debt	—	0.2
     Interest expense for the three months ended March 31, 2004 decreased by $1.0 million, or 5.0%, as compared with the same period in 2003 due to reduced debt levels associated with optional and scheduled debt paydowns since March 31, 2003. Approximately 47% of our debt was at fixed rates at March 31, 2004, including the effects of $175 million notional interest rate swaps.
     Interest income for the three months ended March 31, 2004 decreased by $0.6 million as compared with the same period in 2003 due to a lower average cash balance in 2004.
     During the first three months of 2004, we recognized no expenses related to the write-off of unamortized prepaid financing fees as there were no optional debt repayments. In the prior year, we incurred expense related to optional debt prepayments of $0.2 million in the first quarter.

Other (Expense) Income, net

	Quarter Ended March 31,
(Amounts in millions)	2004	2003
	(As restated)	(As restated)
Other (expense) income, net	$(3.7)	$(1.6)
     Other expense, net for the three months ended March 31, 2004 increased by $2.1 million as compared with the same period in 2003 primarily due to increases in unrealized losses on forward contracts that did not qualify for hedge accounting, partially offset by realized and unrealized foreign currency transaction gains.
Tax Expense and Tax Rate

	Quarter Ended March 31,
(Amounts in millions)	2004	2003
	(As restated)	(As restated)
Provision for income tax	$8.2	$4.0
Effective tax rate	53.7%	44.6%
     Our effective tax rate of 53.7% for the three months ended March 31, 2004 increased from 44.6% for the same period in 2003. The increase primarily resulted from increased foreign earnings repatriation in 2004 used to pay down U.S. debt. We utilized prior year foreign tax credit carry forwards against the tax liability resulting from these repatriations. However, the benefit of a significant portion of these foreign tax credit carry forwards was recognized in prior years’ effective tax rates.
Net Earnings and Earnings Per Share

	Quarter Ended March 31,
(Amounts in millions)	2004	2003
	(As restated)	(As restated)
Income from continuing operations	$7.1	$5.0
Net earnings	7.1	5.3
Net earnings per share from continuing operations — diluted	0.13	0.10
Net earnings per share — diluted	0.13	0.10
Average diluted shares	55.4	55.2
     Net earnings for the three months ended March 31, 2004 increased by $1.8 million, or 34.0%, as compared with the same period in 2003, and net earnings per share increased $0.03, or 30.0%, over the same period. The improvement reflects the decrease of $7.4 million in integration and restructuring expenses and lower interest expense, partially offset in part by the impact of a lower gross margin as well as higher SG&A. Average diluted shares were relatively flat in the first quarter of 2004 compared with the prior year period.
Other Comprehensive Income (Loss)

	Quarter Ended March 31,
(Amounts in millions)	2004	2003
	(As restated)	(As restated)
Other comprehensive income (loss)	$(9.5)	$14.8
     Other comprehensive income (loss) for the three months ended March 31, 2004 decreased $24.3 million as compared with the same period in 2003, primarily reflects a weakening of the Euro during the three-month period ended March 31, 2004, as compared with a strengthening of the Euro during the same period in 2003, as well as an increase in unrealized hedging losses.

Business Segments
     We conduct our business through three business segments that represent our major product areas: Flowserve Pump Division (“FPD”) for engineered pumps, industrial pumps and related services; Flow Control Division (“FCD”) for industrial valves, manual valves, control valves, nuclear valves, valve actuators and related services; and Flow Solutions Division (“FSD”) for precision mechanical seals and related services. We evaluate segment performance and allocate resources based on each segment’s operating income excluding special items, such as restructuring and integration costs related to the IFC acquisition. We believe that special items, while indicative of efforts to integrate IFC in our business, do not reflect ongoing business results. We believe investors and other users of our financial statements can better evaluate and analyze historical and future business trends if special items are excluded from each segment’s operating income. Operating income before special items is not a recognized measure under GAAP and should not be viewed as an alternative to, or a better indicator of, GAAP measures of performance. Effective January 1, 2004, we realigned certain small sites between segments. Accordingly, the segment information for all periods presented herein has been reported under our revised organizational structure. See Note 16 to our condensed consolidated financial statements included in this Amended Quarterly Report for further discussion of our segments. The key operating results for our three business segments, FPD, FCD and FSD are discussed below.
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

	Quarter Ended March 31,
(Amounts in millions)	2004	2003
	(As restated)	(As restated)
Bookings	$318.5	$305.8
Sales	297.2	279.6
Gross profit	71.2	69.3
Gross profit margin	23.9%	24.8%
Operating income	18.6	20.8
Operating income as a percentage of sales	6.3%	7.4%
Backlog	589.6	525.2
     Bookings for the three months ended March 31, 2004 decreased by $9.0 million, or 2.9%, excluding currency benefits of approximately $22 million, as compared with the same period in 2003. The decrease is due to increased selectivity on lower margin projects, particularly in the oil and gas industry. This was slightly offset by $3.6 million increase in bookings resulting from our acquisition of the remaining 75% of TKL in March 2004.
     Sales for the three months ended March 31, 2004 decreased by $3.1 million, or 1.1%, excluding currency benefits of approximately $21 million, as compared with the same period in 2003. The decrease is due to a lower volume of shipments to the water market, slightly offset by a $4.6 million increase in sales resulting from our acquisition of the remaining 75% of TKL in March 2004.
     Gross profit margin of 23.9% for the three months ending March 31, 2004 decreased from 24.8% for the same period in 2003. The decrease is primarily attributable to an unfavorable product mix that reflects low margin project business booked in previous periods and a low shippable backlog of aftermarket parts.
     Operating income for the three months ended March 31, 2004, decreased by $3.9 million, or 18.9%, excluding currency benefits of approximately $2 million, as compared with the same period in 2003. The decrease is primarily due to the decline in gross profit margin due to the unfavorable product mix discussed above, and an increase in incentive compensation of $0.9 million. These were slightly offset by a $0.4 million increase in operating income resulting from our acquisition of TKL in March 2004.

Flow Control Division
Through FCD, we design, manufacture and distribute industrial valves, manual valves, control valves, nuclear valves, actuators and related equipment, and provide a variety of flow control-related services. We manufacture valves and actuators through five major manufacturing plants in the U.S. and 17 major manufacturing plants outside the U.S. We have 51 valve service centers, of which 34 are related to GSG, that are generally free standing and principally based in the U.S. As a result of our 2002 acquisition of IFC, we believe we are one of the world’s leading suppliers of valves and related products and services to the chemical industry. Based on independent industry sources, we believe that we are the second largest industrial valve supplier on a global basis. We believe that our comprehensive portfolio of valve products and services is a key source of our competitive advantage. Further, our focus on service and severe corrosion and erosion applications is a key competency.

	Quarter Ended March 31,
(Amounts in millions)	2004	2003
	(As restated)	(As restated)
Bookings	$254.4	$216.7
Sales	221.8	203.0
Gross profit	65.6	59.9
Gross profit margin	29.6%	29.5%
Operating income (before special items)	12.3	10.7
Integration expense	—	6.4
Restructuring expense	—	1.0
Operating income (after special items)	12.3	3.3
Operating income (before special items) as a percentage of sales	5.5%	5.3%
Backlog	246.2	229.0
     Bookings for the three months ended March 31, 2004 increased by $19.9 million, or 9.2%, excluding currency benefits of approximately $18 million, as compared with the same period in 2003. The increase is due to strengthening in all regions and sectors of our flow control business, partially offset by a slight decline in our industrial services group. This strengthening primarily impacted our project business, but is indicative of overall market improvement.
     Sales for the three months ended March 31, 2004 increased by $3.7 million, or 1.8%, excluding currency benefits of approximately $15 million, as compared with the same period in 2003. The increase is primarily due to our project business, particularly serving the process and control valve markets in our Europe, Middle East and Africa (“EMA”) region. This is partially offset by a $3.0 million decline in sales by our industrial services group.
     Gross profit margin of 29.6% for the three months ending March 31, 2004 was relatively flat as compared with the same period in 2003.
     Operating income (before special items) for the three months ended March 31, 2004, excluding currency benefits of approximately $1 million, was relatively flat as compared with the same period in 2003. This is due primarily to a comparable margin on increased sales, partially offset by an increase in incentive compensation of $1.2 million and higher information technology costs associated with divisional and company-wide initiatives. Special items during 2003 are associated with the acquisition and integration of IFC into FCD.
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

	Quarter Ended March 31,
(Amounts in millions)	2004	2003
	(As restated)	(As restated)
Bookings	$99.7	$91.0
Sales	94.8	85.1
Gross profit	41.8	37.6
Gross profit margin	44.1%	44.2%
Operating income	17.2	15.9
Operating income as a percentage of sales	18.1%	18.7%
Backlog	45.9	40.8
     Bookings for the three months ended March 31, 2004 increased by $3.5 million, or 3.8%, excluding currency benefits of approximately $5 million, as compared with the same period in 2003. The bookings improvement generally reflects FSD’s emphasis on end user business and success in establishing longer-term customer alliance programs. Increased demand from oil and gas and chemical markets also contributed to the increase.
     Sales for the three months ended March 31, 2004 increased by $4.8 million, or 5.7%, excluding currency benefits of approximately $5 million, as compared with the same period in 2003. As discussed above, the improved market conditions, combined with heightened levels of service and customer alliance programs have contributed to the sales growth.
     Gross profit margin of 44.1% for the three months ending March 31, 2004 was relatively flat as compared with the same period in 2003.
     Operating income for the three months ended March 31, 2004, excluding currency benefits of approximately $1 million, was relatively flat as compared with the same period in 2003.
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
     We established a restructuring program reserve upon acquisition of IFC, and recognized additional accruals of $4.5 million in 2003 for this program, including $2.0 million during the first quarter, primarily related to the closure of certain valve service facilities and the related reductions in workforce. Cash expenditures against the accrual were $11.6 million in 2003, including $4.1 million during the first quarter, and $1.3 million during the first quarter of 2004. The remaining accrual of $8.0 million reflects payments to be made in 2004 and beyond for severance obligations due to terminated personnel in Europe of $4.8 million as well as lease and other contract termination and exit costs of $3.2 million.
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

     The following illustrates activity related to the IFC restructuring reserve:

		Other Exit
(Amounts in millions)	Severance	Costs	Total

Balance at January 1, 2003	$10.7	$5.7	$16.4
Additional accruals	3.8	0.7	4.5
Cash expenditures	(8.8)	(2.8)	(11.6)

Balance at December 31, 2003	5.7	3.6	9.3
Cash expenditures	(0.9)	(0.4)	(1.3)

Balance at March 31, 2004	$4.8	$3.2	$8.0

Remaining Restructuring and Integration Costs — IFC
     We did not incur acquisition-related integration expenses in 2004 as, by December 31, 2003, we had largely completed restructuring and integration activities related to IFC, except for payments to be made for certain European activities. We expect to incur no additional restructuring and integration costs. Payments from the restructuring accrual will continue throughout 2004 and into 2005 due to the timing of severance obligations in Europe. For discussion of integration costs incurred in 2003 as a result of our acquisition of IFC, see Note 10 to the accompanying restated condensed consolidated financial statements included in this Amended Quarterly Report.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis

	Quarter Ended March 31,
(Amounts in millions)	2004	2003
	(As restated)	(As restated)
Net cash flows provided by operating activities	$7.9	$12.3
Net cash flows used by investing activities	(12.7)	(5.5)
Net cash flows used by financing activities	(8.7)	(18.5)
     Cash generated by operations and borrowings available under our existing revolving credit facility are our primary sources of short-term liquidity. Our sources of operating cash include the sale of our products and services. Our cash balance at March 31, 2004 was $39.7 million, as compared with $53.5 million at December 31, 2003.
     Cash flows provided by operating activities in the first three months of 2004 were $7.9 million, compared with $12.3 million in the first three months of 2003. Working capital, excluding cash, was a source of operating cash flow of $5.1 million in the first three months of 2004, compared with a use of $17.3 million in the prior year period. The reduction in working capital for the current quarter reflects an increase of $6.0 million in accrued liabilities versus the prior year, which primarily reflects an increase in accrued vacation.
     Accounts receivable for the first three months generated $0.8 million of cash flow compared with $1.6 million in the prior year, however, days’ sales outstanding improved to 74 days from 81 days at March 31, 2003 due to the higher sales level. Inventory was a $1.4 million use of cash flow for the first three months of 2004, compared with a $3.6 million source of cash in the prior year. The increase in inventory was generally due to the higher backlog. Inventory turns improved to 4.1 times at March 31, 2004 compared with 3.8 times at March 31, 2003.

     We made the following quarterly contributions to our U.S. defined benefit pension plans:

Quarter ending:	2004	2003
	(Amounts in millions)
March 31	$0.2	$0.1
June 30	8.1	2.9
September 30	5.3	23.9
December 31	1.7	0.1

	$15.3	$27.0

     Cash flows used by investing activities in the first three months of 2004 were $12.7 million, compared with $5.5 million in the first three months of 2003. Cash outflows in 2004 were primarily due to capital expenditures and the acquisition of TKL in March 2004 (described below). Cash outflows in 2003 were due to capital expenditures.
     Cash flows used by financing activities in the first three months of 2004 were $8.7 million, compared with $18.5 million in the first three months of 2003. Cash outflows in both periods were due to payments of long-term debt.
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
Capital Expenditures
     Capital expenditures were $6.9 million for the first quarter of 2004, compared with $5.5 million for the same period in 2003. Capital expenditures were funded primarily by operating cash flows. For each period, capital expenditures were invested in new and replacement machinery and equipment, information technology and acquisition integration activities, including structures and equipment required at receiving facilities. For the full year 2004, our capital expenditures were approximately $45 million, including approximately $5 million in July 2004 for the purchase of a building we previously leased for the manufacture of valves. Certain of our facilities may face capacity constraints in the foreseeable future, which may lead to higher capital expenditure levels.
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
     During the three months ended March 31, 2004, we made scheduled debt payments of $8.0 million. During the remainder of 2004, we made scheduled, mandatory and optional principal payments of $19.5 million, $167.9 million and $160.0 million, respectively.
Senior Subordinated Notes
     At March 31, 2004, we had $188.5 million and €65 million (equivalent to $80.0 million at March 31, 2004) face value of Senior Subordinated Notes outstanding. The Senior Subordinated Notes were originally issued in 2000 at a discount to yield 12.5%, but have a coupon interest rate of 12.25%. Interest on these notes was payable semi-annually in February and August. In August 2005, all remaining Senior Subordinated Notes outstanding were called by us at 106.125% of face value as specified in the loan agreement and repaid, along with accrued interest.
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
     Borrowings under our New Credit Facilities bear interest at a rate equal to, at our option, either (1) the base rate (which is based on greater of the prime rate most recently announced by the administrative agent under our New Credit Facilities or the Federal Funds rate plus 0.50%) or (2) LIBOR plus an applicable margin determined by reference to the ratio of our total debt to consolidated EBITDA, which as of December 31, 2005 was 1.75% for LIBOR borrowings.
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
     Additional discussion of our 2000 Credit Facilities, New Credit Facilities, and EIB credit facility is included in Note 7 to our condensed consolidated financial statements, included in this Amended Quarterly Report.
     We have entered into interest rate and currency swap agreements to hedge our exposure to cash flows related to the credit facilities discussed above. These agreements are more fully described in “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”
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
Accounts Receivable Factoring
     Through our European subsidiaries, we engage in non-recourse factoring of certain accounts receivable. The various agreements have different terms, including options for renewal and mutual termination clauses. Under our 2000 Credit Facilities, such factoring was generally limited to $50 million, based on due date of the factored receivables. The limit on factoring was raised to $75 million under the New Credit Facilities entered into in August 2005. See additional discussion of our accounts receivable factoring program in Note 8 to our condensed consolidated financial statements included in this Amended Quarterly Report.
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

     Our New Credit Facilities contain covenants requiring us to deliver to lenders leverage and interest coverage financial covenants and our audited annual and unaudited quarterly financial statements. Under the leverage covenant, the maximum permitted leverage ratio steps down beginning with the fourth quarter of 2006, with a further step-down beginning with the fourth quarter of 2007. Under the interest coverage covenant, the minimum required interest coverage ratio steps up beginning with the fourth quarter of 2006, with a further step-up beginning with the fourth quarter of 2007. Compliance with these financial covenants under our New Credit Facilities is tested quarterly, and we have complied with the financial covenants as of December 31, 2005. Delivery of the December 31, 2005 audited financial statements is required by May 30, 2006. Further, we are required to furnish within 50 days of the end of each of the first three quarters of each year our consolidated balance sheet, and related statements of operations, shareholders’ equity and cash flows.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     Management’s discussion and analysis are based on our condensed consolidated financial statements and related footnotes contained within this report. Our more critical accounting policies used in the preparation of the consolidated financial statements were discussed in our 2004 Annual Report. These critical policies, for which no significant changes have occurred in the first three months of 2004, include:
•	Revenue Recognition;

•	Accounts Receivable and Related Allowance for Doubtful Accounts;

•	Inventories and Related Reserves;

•	Deferred Tax Asset Valuation;

•	Tax Reserves;

•	Restructuring and Integration Expense;

•	Legal and Environmental Accruals;

•	Warranty Accruals;

•	Pension and Postretirement Benefits Obligations; and

•	Valuation of Goodwill, Indefinite-Lived Intangible Assets and Other Long-Lived Assets.
     Based on an assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our condensed consolidated financial statements provide a meaningful and fair perspective of our financial position and results of operations. This is not to suggest that other general risk factors, such as changes in worldwide demand, changes in material costs, performance of acquired businesses and others, could not adversely impact our consolidated financial position, results of operations and cash flows in future periods.
     The process of preparing financial statements in conformity with GAAP requires the use of estimates and assumptions to determine certain of the assets, liabilities, revenues and expenses. These estimates and assumptions are based upon the best information available at the time of the estimates or assumptions. The estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from those estimates. The significant estimates are reviewed quarterly with our Audit Committee.
ACCOUNTING DEVELOPMENTS
     We have presented the information about accounting pronouncements not yet implemented in Note 1 to our condensed consolidated financial statements included in this Amended Quarterly Report.

Forward-Looking Information is Subject to Risk and Uncertainty
     This Amended Quarterly Report and other written reports and oral statements we make from time-to-time contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995 and include assumptions about our future financial and market conditions, operations and results. In some cases forward looking statements can be identified by terms such as “may,” “will,” “should,” “expect,” “plans,” “seeks,” “anticipate,” “believe,” “estimate,” “predicts,” “potential,” “continue,” “intends,” or other comparable terminology. These statements are not historical facts or guarantees of future performance but instead are based on current expectations and are subject to significant risks, uncertainties and other factors, many of which are outside of our control. Among the many factors that could cause actual results to differ materially from the forward-looking statements are:
•	we have material weaknesses in our internal control over financial reporting;

•	continuing delays in our filing of our periodic public reports and any SEC, New York Stock Exchange or debt rating agencies’ actions resulting therefrom;

•	the possibility of adverse consequences of the pending securities litigation and on-going SEC investigations;

•	we may be exposed to product liability and warranty claims if the use of our products results, or is alleged to result, in bodily injury and/or property damage or our products fail to perform as expected;

•	the possibility of adverse consequences of governmental tax audits of our tax returns, including the IRS audit of our U.S. tax returns for the years 2002 through 2004;

•	there are a substantial amount of outstanding stock options granted in past years to employees under the Company’s stock option plans which have been unexercisable for an extended period due to our non-current filing status of all our SEC financial reports. These include 809,667 options held by our former Chairman, President and Chief Executive Officer, C. Scott Greer. Given the significant increase in the Company’s share price during this exercise unavailability period, it is possible that many holders may want to exercise promptly when first able to do so. Once we regain both a current SEC financial report filing status and the ability to once again register our stock option shares with the SEC, we will reopen the stock option exercise program. We currently expect this reopening to occur in 2006. If the holders of a large number of these shares do then promptly exercise at this reopening, there would be some dilutive impact on the outstanding shares. We are still evaluating the impact of the reopening the stock option exercise program on our cash flows;

•	the costs of energy, metal alloys, nickel and other raw materials have increased and our operating margins and results of operations could be adversely affected if we are unable to pass such increases on to our customers;

•	our ability to convert bookings, which are not subject to nor computed in accordance with generally accepted accounting principles, into revenues at acceptable, if any, profit margins, since such profit margins cannot be assured nor be necessarily assumed to follow historical trends;

•	our business depends on the levels of capital investment and maintenance expenditures by our customers, which in turn are affected by the cyclical nature of their markets and liquidity;

•	work stoppages and other labor matters could adversely impact our business;

•	changes in the financial markets and the availability of capital;

•	we sell our products in highly competitive markets, which puts pressure on our profit margins and limits our ability to maintain or increase the market share of our products;

•	we may not be able to continue to expand our market presence through acquisitions, and any future acquisitions may present unforeseen integration difficulties or costs;

•	a substantial portion of our operations is conducted and located outside of the U.S. and economic, political and other risks associated with international operations could adversely affect our business in the U.S. and other countries and regions;

•	our ability to comply with the laws and regulations affecting our international operations, including the U.S. export laws, and the effect of any noncompliance;

•	political risks, military actions or trade embargoes affecting customer markets, including the continuing conflict in Iraq and its potential impact on Middle Eastern markets and global petroleum producers;

•	the health of the petroleum, chemical, power and water industries;

•	adverse movement in currency exchange rates;

•	unanticipated difficulties or costs associated with the implementation of systems, including software;

•	our relative geographical profitability and its impact on our ability to utilize foreign tax credits;

•	the recognition of significant expenses associated with realigning operations of acquired companies with those of our company;

•	our ability to meet the financial covenants and other restrictive covenants in our debt agreements may limit our operating and financial flexibility;

•	the loss of services of any of our newly appointed and existing senior management or other key personnel could adversely affect our ability to implement our business strategy;

•	any terrorist attacks and the response of the U.S. to such attacks or to the threat of such attacks;

•	our ability to protect our intellectual property affects our competitive position;

•	changes in prevailing interest rates and our effective interest costs; and

•	adverse changes in the regulatory climate and other legal obligations imposed on our operations.
     It is not possible to foresee or identify all the factors that may affect our future performance or any forward-looking information, and new risk factors can emerge from time to time. Given these risks and uncertainties, you should not place undue reliance on forward-looking statements as a prediction of actual results.
     All forward-looking statement included in this Amended Quarterly Report are based on information available to us on the date of this Amended Quarterly Report. We undertake no obligation to revise our update any forward-looking statement or disclose any facts, events or circumstances that occur after the date hereof that may affect the accuracy of any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
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
     We are exposed to credit-related losses in the event of non-performance by counterparties to financial instruments including interest rate swaps, but we expect all counterparties to meet their obligations given their creditworthiness. As of March 31, 2004, we have $175 million of notional amount in outstanding interest rate swaps with third parties with maturities through November 2006 compared to $165 million as of the same period in 2003.
     We employ a foreign currency hedging strategy to minimize potential losses in earnings or cash flows from unfavorable foreign currency exchange rate movements. These strategies also minimize potential gains from favorable exchange rate movements. Foreign currency exposures arise from transactions, including firm commitments and anticipated transactions, denominated in a currency other than an entity’s functional currency and from foreign-denominated revenues and profits translated back into U.S. dollars. Based on a sensitivity analysis at March 31, 2004, a 10% adverse change in the foreign currency exchange rates could impact our results of operations by $2.8 million as shown below:

(Amounts in millions)
Euro	$1.3
Swiss franc	0.3
British pound	0.2
Canadian dollar	0.2
Indian rupee	0.2
Singapore dollar	0.2
Brazil real	0.1
All other	0.3

Total	$2.8

     Exposures are hedged primarily with foreign currency forward contracts that generally have maturity dates less than one year. Company policy allows foreign currency coverage only for identifiable foreign currency exposures and, therefore, we do not enter into foreign currency contracts for trading purposes where the objective would be to generate profits. As of March 31, 2004, we have a U.S. dollar equivalent of $119.2 million in outstanding forward contracts with third parties compared with $39.7 million at March 31, 2003.
     Generally, we view our investments in foreign subsidiaries from a long-term perspective, and therefore, do not hedge these investments. We use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary.
     We realized gains (losses) associated with foreign currency translation of $(6.7) million and $14.8 million for the quarters ended March 31, 2004 and 2003, respectively, which is included in other comprehensive income (loss). Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of forward contracts that do not qualify for hedge accounting are included in our consolidated results of operations. We realized foreign currency losses of $4.3 million and $1.4 million for the quarters ended March 31, 2004 and 2003, respectively, which is included in other (expense) income, net in the accompanying consolidated statements of operations, which primarily relate to changes in the fair values of forward contracts.

Item 4. Controls and Procedures.
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
     In connection with the preparation of this Amended Quarterly Report, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004. In making this evaluation, our management considered the matters relating to our recently completed restatement of our financial statements and the material weaknesses described in our 2004 Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2004.
     A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As more fully described in “Management’s Report on Internal Control over Financial Reporting” in Item 9A of our 2004 Annual Report, management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2004, which also existed as of March 31, 2004:
     We did not maintain (1) an effective control environment, (2) effective monitoring controls to determine the adequacy of its internal control over financial reporting and related policies and procedures, (3) effective controls over certain of our period-end financial close and reporting processes, (4) effective segregation of duties over automated and manual transaction processes, (5) effective controls over the preparation, review and approval of account reconciliations, (6) effective controls over the complete and accurate recording and monitoring of intercompany accounts, (7) effective controls over the recording of journal entries, both recurring and non-recurring, (8) effective controls over the existence, completeness and accuracy of fixed assets and related depreciation and amortization expense, (9) effective controls over the completeness and accuracy of revenue, deferred revenue, accounts receivable and accrued liabilities, (10) effective controls over the completeness, accuracy, valuation and existence of our inventory and related cost of sales accounts, (11) effective controls over the completeness and accuracy of our reporting of certain non-U.S. pension plans, (12) effective controls over the complete and accurate recording of rights and obligations associated with our accounts receivable factoring and securitization transactions, (13) effective controls over our accounting for certain derivative transactions, (14) effective controls over our accounting for equity investments, (15) effective controls over our accounting for income taxes, including income taxes payable, deferred income tax assets and liabilities and the related income tax provision, (16) effective controls over our accounting for mergers and acquisitions, (17) effective controls over the completeness and accuracy of certain accrued liabilities and the related operating expense accounts, (18) effective controls over the completeness, accuracy and validity of payroll and accounts payable disbursements to ensure that they were adequately reviewed and approved prior to being recorded and reported, (19) effective controls over the completeness, accuracy and validity of spreadsheets used in our financial reporting process to ensure that access was restricted to appropriate personnel, and that unauthorized modification of the data or formulas within spreadsheets was prevented, and (20) effective controls over the accuracy, valuation and disclosure of our goodwill and intangible asset accounts and the related amortization and impairment expense accounts, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     In light of the material weaknesses described in our 2004 Annual Report, we performed additional analyses and other procedures to ensure that our unaudited restated condensed consolidated financial statements included in this Amended Quarterly Report were prepared in accordance with GAAP. As a result of these procedures, we believe that the unaudited restated condensed consolidated financial statements included in this Amended Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Plan for Remediation of Material Weaknesses
     In response to the identified material weaknesses, our management, with oversight from our audit committee, has dedicated significant resources, including the engagement of external consultants, to support management in its efforts to improve our control environment and to remedy the identified material weaknesses. As more fully described in our 2004 Annual Report, the ongoing remediation efforts subsequent to December 31, 2004 are focused on (i) expanding our organizational capabilities to improve our control environment; (ii) implementing process changes to strengthen our internal control and monitoring activities; and (iii) implementing adequate information technology general controls.
     We believe that these remediation efforts have improved and will continue to improve our internal control over financial reporting, as well as our disclosure controls and procedures. However, not all of the material weaknesses described above and in our 2004 Annual Report will be remediated by December 31, 2005, our next reporting “as of” date under Sarbanes-Oxley Section 404. Accordingly, we expect to report that our internal control over financial reporting and our disclosure controls and procedures remain ineffective as of December 31, 2005.
Changes in Internal Control over Financial Reporting
     There have been no material changes in our internal control over financial reporting during the three months ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     We are a defendant in a large number of pending lawsuits (which include, in many cases, multiple claimants) that seek to recover damages for personal injury allegedly caused by exposure to asbestos containing products manufactured and/or distributed by us in the past. Any such products were encapsulated and used only as components of process equipment, and we do not believe that any emission of respirable asbestos fibers occurred during the use of this equipment. We believe that a high percentage of the applicable claims are covered by applicable insurance or indemnities from other companies.
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
     During the quarter ended September 30, 2003, related lawsuits were filed in federal court in the Northern District of Texas (the “Court’’), alleging that we violated federal securities laws. Since the filing of these cases, which have been consolidated, the lead plaintiff has amended its complaint several times. The lead plaintiff’s current pleading is the fifth consolidated amended complaint (“Complaint’’). The Complaint alleges that federal securities violations occurred between February 6, 2001 and September 27, 2002 and names as defendants Mr. C. Scott Greer, our former Chairman, President and Chief Executive Officer, Ms. Renee J. Hornbaker, our former Vice President and Chief Financial Officer, PricewaterhouseCoopers LLP, our independent registered public accounting firm, and Banc of America Securities LLC and Credit Suisse First Boston LLC, which served as underwriters for two of our public stock offerings during the relevant period. The Complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, and Sections 11 and 15 of the Securities Act of 1933. The lead plaintiff seeks unspecified compensatory damages, forfeiture by Mr. Greer and Ms. Hornbaker of unspecified incentive-based or equity-based compensation and profits from any stock sales, and recovery of costs. On November 22, 2005, the Court entered an order denying the defendants’ motions to dismiss the Complaint on the pleadings in their entirety. The case is currently set for trial on March 27, 2007. We continue to believe that the lawsuit is without merit and are vigorously defending the case.
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
     On March 14, 2006, a shareholder derivative lawsuit was filed purportedly on our behalf in federal court in the Northern District of Texas. The lawsuit names as defendants Mr. Greer, Ms. Hornbaker, and current board members Hugh K. Coble, George T. Haymaker, Jr., Lewis M. Kling, William C. Rusnack, Michael F. Johnston, Charles M. Rampacek, Kevin E. Sheehan, Diane C. Harris, James O. Rollans and Christopher A. Bartlett. We are named as a nominal defendant. Based primarily on certain of the purported misstatements alleged in the above-described federal securities case, the plaintiff asserts claims against the defendants for breaches of fiduciary duty. The plaintiff alleges that the purported breaches of fiduciary duty occurred between 2000 and 2004. The plaintiff seeks on our behalf an unspecified amount of damages, disgorgement by Mr.

Greer and Ms. Hornbaker of salaries, bonuses, restricted stock and stock options, and recovery of attorneys’ fees and costs. We strongly believe that the suit was improperly filed and intend to file a motion seeking dismissal of the case.
     Since we manufacture and sell our products globally, we are subject to risks associated with doing business internationally. In March 2006, we initiated a process to determine our compliance posture with respect to U.S. export control laws and regulations. Upon initial investigation, it appears that some product transactions and technology transfers require further research to determine compliance with U.S. export control laws and regulations. With assistance from outside counsel, we are currently involved in a systematic process to conduct further research. Any potential violations of U.S. export control laws and regulations that are identified may result in civil or criminal penalties, including fines and/or suspension of the privilege to engage in export transactions or to have our foreign affiliates receive U.S.-origin goods, software or technology. Because our research into this issue is ongoing, we are unable to determine the extent of any violations or the nature or amount of any potential penalties to which we might be subject to in the future. As a result, we cannot currently predict whether the resolution of this matter will materially adversely affect our financial position or results of operations. At this time, we have not made any provision in our consolidated financial statements for any fines or penalties that might be incurred relating to this matter.
     We have been involved as a potentially responsible party (“PRP’’) at former public waste disposal sites that may be subject to remediation under pending government procedures. The sites are in various stages of evaluation by federal and state environmental authorities. The projected cost of remediation at these sites, as well as our alleged “fair share’’ allocation, is uncertain and speculative until all studies have been completed and the parties have either negotiated an amicable resolution or the matter has been judicially resolved. At each site, there are many other parties who have similarly been identified, and the identification and location of additional parties is continuing under applicable federal or state law. Many of the other parties identified are financially strong and solvent companies that appear able to pay their share of the remediation costs. Based on our information about the waste disposal practices at these sites and the environmental regulatory process in general, we believe that it is likely that ultimate remediation liability costs for each site will be apportioned among all liable parties, including site owners and waste transporters, according to the volumes and/or toxicity of the wastes shown to have been disposed of at the sites. We believe that our exposure for existing disposal sites will be less than $100,000.
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

Item 6. Exhibits.
Set forth below is a list of exhibits included as part of this Amended Quarterly Report:

Exhibit No.	Description
3.1	1988 Restated Certificate of Incorporation of The Duriron Company, Inc., filed as Exhibit 3.1 to Flowserve Corporation’s (f/k/a The Duriron Company) Annual Report on Form 10-K for the year ended December 31, 1988.

3.2	1989 Amendment to Certificate of Incorporation, filed as Exhibit 3.2 to Flowserve Corporation’s Annual Report on Form 10-K for the year ended December 31, 1989.

3.3	1996 Certificate of Amendment of Certificate of Incorporation, filed as Exhibit 3.4 to Flowserve Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995.

3.4	April 1997 Certificate of Amendment of Certificate of Incorporation, filed as part of Annex VI to the Joint Proxy Statement/ Prospectus, which is part of Flowserve Corporation’s Registration Statement on Form S-4, dated June 19, 1997.

3.5	July 1997 Certificate of Amendment of Certificate of Incorporation, filed as Exhibit 3.6 to Flowserve Corporation’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1997.

3.6	Amended and Restated By-Laws of Flowserve Corporation, as amended, filed as Exhibit 3.9 to Flowserve Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWSERVE CORPORATION (Registrant)
Date: April 26, 2006	/s/ Lewis M. Kling
Lewis M. Kling
President and Chief Executive Officer

Date: April 26, 2006	/s/ Mark A. Blinn
Mark A. Blinn
Vice President and Chief Financial Officer

Exhibits Index

Exhibit No.	Description
3.1	1988 Restated Certificate of Incorporation of The Duriron Company, Inc., filed as Exhibit 3.1 to Flowserve Corporation’s (f/k/a The Duriron Company) Annual Report on Form 10-K for the year ended December 31, 1988.

3.2	1989 Amendment to Certificate of Incorporation, filed as Exhibit 3.2 to Flowserve Corporation’s Annual Report on Form 10-K for the year ended December 31, 1989.

3.3	1996 Certificate of Amendment of Certificate of Incorporation, filed as Exhibit 3.4 to Flowserve Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995.

3.4	April 1997 Certificate of Amendment of Certificate of Incorporation, filed as part of Annex VI to the Joint Proxy Statement/ Prospectus, which is part of Flowserve Corporation’s Registration Statement on Form S-4, dated June 19, 1997.

3.5	July 1997 Certificate of Amendment of Certificate of Incorporation, filed as Exhibit 3.6 to Flowserve Corporation’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1997.

3.6	Amended and Restated By-Laws of Flowserve Corporation, as amended, filed as Exhibit 3.9 to Flowserve Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.