Form 10-Q
period 2004-06-30
FLOWSERVE CORP
filed 2006-04-26
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________.
Commission File No. 1-13179
FLOWSERVE CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

New York	31-0267900
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

5215 N. O’Connor Blvd., Suite 2300, Irving Texas	75039
(Address of Principal Executive Offices)	(Zip code)
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
FORM 10-Q

EXPLANATORY NOTE
     As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 Annual Report”), we have restated our previously issued financial statements for 2002, 2003 and the first quarter of 2004. We refer to this restatement as the “2004 Restatement.”
     The consolidated financial statements for the three months and six months ended June 30, 2003 included in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (the “Quarterly Report”), and all amounts referenced in this Quarterly Report for prior periods and prior period comparisons, are presented on a restated basis. For a description of the restatement, see Note 2 to the accompanying condensed statements and Note 2 to the consolidated financial statements included in our 2004 Annual Report.
     As a result of the restatement and our obligations regarding internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we delayed filing this Quarterly Report and certain of our other periodic reports. Due to this delay and the significant changes we have made to our business in the interim, certain information presented herein relating to our business relates to certain events that occurred subsequent to June 30, 2004, including the restatement of our financial statements, disclosures regarding our internal controls and procedures and updates to legal proceedings.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,
	2004	2003
(Amounts in thousands, except per share data)		(As restated)
Sales	$648,477	$608,151
Cost of sales	450,777	426,795

Gross profit	197,700	181,356
Selling, general and administrative expense	155,668	128,223
Integration expense	—	5,662
Restructuring expense	—	808

Operating income	42,032	46,663
Interest expense	(19,740)	(21,302)
Interest income	306	622
Loss on optional prepayments of debt	(85)	(480)
Other expense, net	(1,131)	(2,587)

Earnings before income taxes	21,382	22,916
Provision for income taxes	15,597	8,476

Income from continuing operations	5,785	14,440
Discontinued operations, net of tax	487	217

Net earnings	$6,272	$14,657

Earnings per share:
Basic:
Continuing operations	$0.10	$0.26
Discontinued operations	0.01	—

Net earnings	$0.11	$0.26

Diluted:
Continuing operations	$0.10	$0.26
Discontinued operations	0.01	—

Net earnings	$0.11	$0.26

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,
	2004	2003
(Amounts in thousands)		(As restated)
Net earnings	$6,272	$14,657

Other comprehensive income (expense):
Foreign currency translation adjustments, net of tax	(7,625)	23,059
Cash flow hedging activity, net of tax	3,191	(320)

Other comprehensive (loss) income	(4,434)	22,739

Comprehensive income	$1,838	$37,396

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended June 30,
	2004	2003
(Amounts in thousands, except per share data)		(As restated)
Sales	$1,253,626	$1,165,369
Cost of sales	877,046	816,620

Gross profit	376,580	348,749
Selling, general and administrative expense	295,780	257,152
Integration expense	—	12,073
Restructuring expense	—	1,820

Operating income	80,800	77,704
Interest expense	(39,827)	(42,438)
Interest income	562	1,535
Loss on optional prepayments of debt	(85)	(639)
Other expense, net	(4,809)	(4,198)

Earnings before income taxes	36,641	31,964
Provision for income taxes	23,788	12,511

Income from continuing operations	12,853	19,453
Discontinued operations, net of tax	561	473

Net earnings	$13,414	$19,926

Earnings per share:
Basic:
Continuing operations	$0.23	$0.35
Discontinued operations	0.01	0.01

Net earnings	$0.24	$0.36

Diluted:
Continuing operations	$0.23	$0.35
Discontinued operations	0.01	0.01

Net earnings	$0.24	$0.36

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Six Months Ended June 30,
	2004	2003
(Amounts in thousands)		(As restated)
Net earnings	$13,414	$19,926

Other comprehensive income (expense):
Foreign currency translation adjustments, net of tax	(14,313)	37,900
Cash flow hedging activity, net of tax	407	(394)

Other comprehensive (loss) income	(13,906)	37,506

Comprehensive (loss) income	$(492)	$57,432

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Amounts in thousands, except per share data)	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$24,450	$53,522
Accounts receivable, net of allowance for doubtful accounts of $14,714 and $18,641	495,358	505,949
Inventories, net	431,731	412,374
Deferred taxes	75,267	64,585
Prepaid expenses and other	29,692	26,091

Total current assets	1,056,498	1,062,521
Property, plant and equipment, net of accumulated depreciation of $430,345 and $411,836	437,382	443,864
Goodwill	870,879	871,960
Deferred taxes	23,776	31,741
Other intangible assets, net	162,982	169,084
Other assets, net	93,190	101,342

Total assets	$2,644,707	$2,680,512

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$256,054	$250,614
Accrued liabilities	283,414	286,433
Debt due within one year	83,692	71,035

Total current liabilities	623,160	608,082
Long-term debt due after one year	831,139	879,766
Retirement obligations and other liabilities	367,272	370,201
Shareholders’ equity:
Serial preferred stock, $1.00 par value, 1,000 shares authorized, no shares issued	—	—
Common shares, $1.25 par value	72,018	72,018
Shares authorized — 120,000
Shares issued — 57,614
Capital in excess of par value	476,681	477,443
Retained earnings	423,542	410,128

	972,241	959,589
Treasury stock, at cost — 2,654 and 2,775 shares	(59,734)	(62,575)
Deferred compensation obligation	6,531	7,445
Accumulated other comprehensive loss	(95,902)	(81,996)

Total shareholders’ equity	823,136	822,463

Total liabilities and shareholders’ equity	$2,644,707	$2,680,512

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2004	2003
(Amounts in thousands)		(As restated)
Cash flows — Operating activities:
Net earnings	$13,414	$19,926
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	30,937	30,118
Amortization	5,510	5,230
Amortization of deferred loan costs and discount	2,525	2,491
Write-off of unamortized deferred loan costs and discount	85	639
Net loss on the disposition of assets	144	731
Restricted stock compensation expense	148	189
Change in assets and liabilities, net of acquisitions:
Accounts receivable	3,459	35,366
Inventories	(20,974)	13,000
Prepaid expenses and other	(4,287)	(84)
Other assets	210	(5,072)
Accounts payable	5,981	(16,793)
Accrued liabilities and income taxes payable	(1,689)	3,662
Retirement obligations and other liabilities	1,776	785
Net deferred taxes	(1,149)	4,246

Net cash flows provided by operating activities	36,090	94,434

Cash flows — Investing activities:
Capital expenditures	(20,810)	(12,749)
Cash received for disposal of assets	3,626	—
Cash paid for acquisition	(9,429)	—

Net cash flows used by investing activities	(26,613)	(12,749)

Cash flows — Financing activities:
Net (repayments) borrowings under lines of credit	(720)	1,305
Payments on long-term debt	(37,479)	(85,000)
Proceeds from sale of common shares	1,116	—

Net cash flows used by financing activities	(37,083)	(83,695)
Effect of exchange rate changes on cash	(1,466)	6,996

Net change in cash and cash equivalents	(29,072)	4,986
Cash and cash equivalents at beginning of year	53,522	48,991

Cash and cash equivalents at end of period	$24,450	$53,977

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Accounting Policies
Basis of Presentation
     The accompanying condensed consolidated balance sheet as of June 30, 2004, and the related condensed consolidated statements of income and comprehensive income (loss) for the three and six months ended June 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the six months ended June 30, 2004 and 2003, are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements have been made.
     The accompanying condensed consolidated financial statements and notes in this Quarterly Report are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes to the financial statements. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the restated consolidated financial statements for the year ended December 31, 2003 presented in our 2004 Annual Report, which was filed with the Securities and Exchange Commission (“SEC”) on February 13, 2006.
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
     Awards of restricted stock are valued at the market price of our common stock on the grant date and recorded as unearned compensation within shareholders’ equity. The unearned compensation is amortized to compensation expense over the vesting period of the restricted stock. We had unearned compensation of $1.2 million and $0.9 million at June 30, 2004 and December 31, 2003, respectively. These amounts will be recognized into net earnings in prospective periods.
     The following table illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to all stock-based employee compensation, calculated using the Black-Scholes option-pricing model.

	Quarter Ended June 30,
	2004	2003
(Amounts in thousands, except per share data)		(As restated)
Net earnings, as reported	$6,272	$14,657
Restricted stock compensation expense (income) included in net earnings, net of related tax effects	136	62
Less: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(593)	(587)

Pro forma net earnings	$5,815	$14,132

Net earnings per share — basic:
As reported	$0.11	$0.26
Pro forma	0.11	0.26
Net earnings per share — diluted:
As reported	$0.11	$0.26
Pro forma	0.10	0.26

	Six Months Ended June 30,
	2004	2003
(Amounts in thousands, except per share data)		(As restated)
Net earnings, as reported	$13,414	$19,926
Restricted stock compensation expense (income) included in net earnings, net of related tax effects	97	124
Less: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,012)	(1,175)

Pro forma net earnings	$12,499	$18,875

Net earnings per share — basic:
As reported	$0.24	$0.36
Pro forma	0.23	0.34
Net earnings per share — diluted:
As reported	$0.24	$0.36
Pro forma	0.23	0.34
     The above pro forma disclosures may not be representative of effects for future years, since the determination of the fair value of stock options granted includes an expected volatility factor and additional option grants are expected to be made each year.
Other Accounting Policies
     Our significant accounting policies, for which no significant changes have occurred in the quarter ended June 30, 2004, are detailed in Note 1 of our 2004 Annual Report.
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
Pronouncements Not Yet Implemented
     In May 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Medicare Act”). The Medicare Act provides for certain federal subsidies on drug benefits provided under retiree health plans. In the third quarter of fiscal 2004, we adopted FSP No. 106-2, retroactive to December 8, 2003, the date of the enactment of the Medicare Act. The expected subsidy reduced our accumulated postretirement benefit obligation by approximately $4.5 million, which we recognized as a reduction in the unrecognized net actuarial loss and will be amortized over the average remaining service life of the employees eligible for postretirement benefits. We do not expect the adoption of FSP No. 106-2 to have a material impact on our consolidated financial position or results of operations.
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
2. Restatement
     For the errors discussed below, we restated our condensed consolidated financial statements for the three and six months ended June 30, 2003 presented herein.
     The following table sets forth the nature of significant restatement errors and their impact on the previously reported net earnings:
Summary of Restatement Issues Affecting Net Earnings
For the Three and Six Months Ended June 30, 2003

	Three months ended	Six months ended
(Amounts in thousands)	June 30, 2003	June 30, 2003
Net earnings, as previously reported	$13,227	$21,469
Inventory valuation	3,038	2,270
Intercompany reconciliations	(380)	(1,570)
Financial derivatives	(606)	(1,162)
Pension expense	761	812
Fixed assets and intangibles	(20)	(843)
Other	273	435
Tax matters	(1,636)	(1,485)

Net earnings, as restated	$14,657	$19,926

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

     The following table presents the impact of the restatement adjustments, further described below, and of the business classified as discontinued operations in 2004 that is described in Note 3, on our consolidated statements of operations for the three and six months ended June 30, 2003:
Condensed Consolidated Statements of Operations Information
For the Three and Six Months Ended June 30, 2003

	Three months ended June 30, 2003			Six months ended June 30, 2003
			As Restated			As Restated
	As		with	As		with
(Amounts in thousands,	Previously		Discontinued	Previously		Discontinued
except per share data)	Reported	As Restated	Operations	Reported	As Restated	Operations
Sales	$614,036	$614,208	$608,151	$1,178,047	$1,176,544	$1,165,369
Cost of sales	434,068	431,828	426,795	828,577	825,706	816,620

Gross profit	179,968	182,380	181,356	349,470	350,838	348,749
Selling, general and administrative expense	130,447	128,905	128,223	258,771	258,490	257,152
Integration expense	5,662	5,662	5,662	12,073	12,073	12,073
Restructuring expense	808	808	808	1,820	1,820	1,820

Operating income	43,051	47,005	46,663	76,806	78,455	77,704
Interest expense	(21,302)	(21,302)	(21,302)	(42,438)	(42,438)	(42,438)
Interest income	599	622	622	1,488	1,535	1,535
Loss on debt repayment and extinguishment	(480)	(480)	(480)	(639)	(639)	(639)
Other expense, net	(1,674)	(2,585)	(2,587)	(2,441)	(4,198)	(4,198)

Earnings before income taxes	20,194	23,260	22,916	32,776	32,715	31,964
Provision for income taxes	6,967	8,603	8,476	11,307	12,789	12,511

Income from continuing operations	13,227	14,657	14,440	21,469	19,926	19,453
Discontinued operations, net of tax	—	—	217	—	—	473

Net earnings	$13,227	$14,657	$14,657	$21,469	$19,926	$19,926

Net earnings per share — basic:
Continuing operations	$0.24	$0.26	$0.26	$0.39	$0.36	$0.35
Discontinued operations	—	—	—	—	—	0.01

Net earnings	$0.24	$0.26	$0.26	$0.39	$0.36	$0.36

Net earnings per share — diluted:
Continuing operations	$0.24	$0.26	$0.26	$0.39	$0.36	$0.35
Discontinued operations	—	—	—	—	—	0.01

Net earnings	$0.24	$0.26	$0.26	$0.39	$0.36	$0.36

     Our restatement corrects the consolidated statements of operations for the following errors:
•	Sales increased $0.2 million and decreased $1.5 million for the three and six months ended June 30, 2003, respectively, primarily due to errors that reported sales in a period later than determined in accordance with GAAP for which there is no significant impact on net earnings in the periods presented.

•	Cost of sales decreased for the three and six months ended June 30, 2003, primarily due to errors in the following (in thousands):

	Three Months	Six Months
Inventory valuation	$(3,038)	$(2,270)
Intercompany reconciliations	374	1,564
Pension expense	(388)	(776)
Long-term contract accounting	78	326
Other (mainly errors in account reconciliations)	734	(1,715)

Total cost of sales	$(2,240)	$(2,871)

Long-Term Contract Accounting — We identified a long-term contract in which costs related to the contracts were not recorded in the appropriate periods and resulted in corrections to cost of sales in prior periods. This error did not have a significant impact on net earnings in the periods presented.
•	Selling, general and administrative expense decreased $1.5 million and $0.3 million for the three and six months ended June 30, 2003, respectively, primarily due to errors in pension expense ($0.4 million and 0.1 million for the three and six months ended June 30, 2003, respectively), errors in accounting for equity investments ($0.9 million and $0.5 million the three and six months ended June 30, 2003, respectively), and other individually insignificant errors.

•	Other expense, net increased $0.9 million and $1.8 million for the three and six months ended June 30, 2003, respectively, primarily due to errors in the accounting for foreign currency forward contracts that did not meet the criteria for hedge accounting ($0.6 million and $1.2 million for the three and six months ended June 30, 2003, respectively) and other individually insignificant errors.

•	Provision for income taxes increased $1.6 million and $1.5 million for the three and six months ended June 30, 2003, respectively, primarily due to corrections in deferred tax accounts and the income tax effect of the errors described above. Included in this was $1.1 million and $20,000 for the three and six months ended June 30, 2003, respectively, due to the tax impact on the restatement items.
     The following table presents the impact of the restatement adjustments on our consolidated statements of comprehensive income for the three and six months ended June 30, 2003:
Condensed Consolidated Statements of Comprehensive Income Information
For the Three and Six Months Ended June 30, 2003

	Three months ended		Six months ended
	June 30, 2003		June 30, 2003
	As Previously		As Previously
(Amounts in thousands)	Reported	As Restated	Reported	As Restated
Net earnings	$13,227	$14,657	$21,469	$19,926
Other comprehensive income (expense):
Foreign currency translation adjustments, net of tax	27,527	23,059	32,061	37,900
Cash flow hedging activity, net of tax	(1,050)	(320)	(1,265)	(394)

Other comprehensive income	26,477	22,739	30,796	37,506

Comprehensive income	$39,704	$37,396	$52,265	$57,432

     Our consolidated statement of cash flows for the six months ended June 30, 2003, was also restated for the items discussed above. The following table presents the major subtotals in our 2003 consolidated statements of cash flows and the related impact of the restatement adjustments discussed above:
Condensed Consolidated Statements of Cash Flows Information
For the Six Months Ended June 30, 2003

	Six months ended
	June 30, 2003
	As Previously
(Amounts in thousands)	Reported	As Restated
Net cash flows provided (used) by:
Operating activities	$97,344	$94,434
Investing activities	(12,749)	(12,749)
Financing activities	(85,000)	(83,695)
Effect of exchange rate changes on cash	6,996	6,996

Net change in cash and cash equivalents	6,591	4,986

Cash and cash equivalents at beginning of year	49,293	48,991

Cash and cash equivalents at end of period	$55,884	$53,977

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
     GMBU generated the following results of operations:

	Three Months Ended June 30,
	2004	2003
(Amounts in millions)		(As restated)
Sales	$5.9	$6.1
Cost of sales	4.4	5.1
Selling, general and administrative expense	0.7	0.7

Earnings before income taxes	0.8	0.3
Provision for income taxes	0.3	0.1

Results for discontinued operations, net of tax	$0.5	$0.2

	Six Months Ended June 30,
	2004	2003
(Amounts in millions)		(As restated)
Sales	$11.6	$11.2
Cost of sales	9.2	9.1
Selling, general and administrative expense	1.5	1.3

Earnings before income taxes	0.9	0.8
Provision for income taxes	0.3	0.3

Results for discontinued operations, net of tax	$0.6	$0.5

     GMBU’s assets and liabilities have been reclassified to prepaid expenses and other, property, plant and equipment, net, accounts payable and accrued liabilities to reflect discontinued operations. As of June 30, 2004 and December 31, 2003, GMBU’s assets and liabilities consisted of the following:

	June 30,	December 31,
(Amounts in millions)	2004	2003
Accounts receivable, net	$2.8	$3.9
Inventory, net	7.7	5.7
Property, plant and equipment, net	1.5	1.6
Goodwill	7.8	7.8
Other intangible assets, net	1.4	1.4

Total assets	$21.2	$20.4

Accounts payable	$3.0	$3.3
Accrued liabilities	0.4	2.0

Total liabilities	$3.4	$5.3

4. Acquisition
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
5. Derivative Instruments and Hedges
     We enter into forward contracts to hedge our risk associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction. Our risk management and derivatives policy specify the conditions in which we enter into derivative contracts. As of June 30, 2004, we have approximately $143.9 million of notional amount in outstanding contracts with third parties. As of June 30, 2004, the maximum length of any forward contract in place was 23 months.
     Certain of our forward contracts do not qualify for hedge accounting. The fair value of these outstanding forward contracts at June 30, 2004 was an asset of $0.5 million and an asset of $4.7 million at December 31, 2003. Unrealized losses from the changes in the fair value of these forward contracts of $0.6 million for the quarters ended both June 30, 2004 and 2003, and $4.6 million and $1.2 million for the six months ended June 30, 2004 and 2003, respectively, are included in other expense, net in the consolidated statements of operations. The fair value of outstanding forward contracts qualifying for hedge accounting was a liability of $0.1 million and $2.3 million at December 31, 2003. Unrealized gains from the changes in the fair value of qualifying forward contracts and the associated underlying exposures of $50,000 and $15,000, net of tax, for the quarters ended June 30, 2004 and 2003, respectively, and $134,000 and $45,000, net of tax, for the six months ended June 30, 2004 and 2003, respectively, are included in other comprehensive income (loss).
     Also as part of our risk management program, we enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. As of June 30, 2004, we have $150 million of notional amount in outstanding interest rate swaps with third parties. As of June 30, 2004, the maximum remaining length of any interest rate contract in place was approximately 29 months. The fair value of the interest rate swap agreements was a liability of $4.7 million and $7.6 million at June 30, 2004 and December 31, 2003, respectively. Unrealized losses from the changes in fair value of our interest rate swap agreements, net of reclassifications, of $2.0 million and $0.5 million, net of tax, for the quarters ended June 30, 2004 and 2003, respectively, and $0.3 million and $0.8 million, net of tax, for the six months ended June 30, 2004 and 2003, respectively, are included in other comprehensive income (loss).

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
6. Debt
     Debt, including capital lease obligations, consisted of:

	June 30,	December 31,
(Amounts in thousands)	2004	2003
Term Loan Tranche A:
U.S. Dollar Tranches, interest rate of 3.86% in 2004 and 3.74% in 2003	$169,524	$200,004
Euro Tranche, interest rate of 4.50% in 2004 and 4.65% in 2003	11,918	12,292
Term Loan Tranche C, interest rate of 4.06% in 2004 and 4.00% in 2003	458,473	465,473
Revolving Line of Credit, interest rate of 4.25% in 2004	5,000	—
Senior Subordinated Notes, net of discount, coupon of 12.25%:
U.S. Dollar denominated	186,872	186,739
Euro denominated	78,587	80,998
Receivable factoring obligations	3,823	4,543
Capital lease obligations and other	634	752

Debt and capital lease obligations	914,831	950,801
Less amounts due within one year	83,692	71,035

Total debt due after one year	$831,139	$879,766

2000 Credit Facilities
     As of June 30, 2004 and December 31, 2003, our 2000 Credit Facilities were composed of Tranche A and Tranche C term loans and a revolving line of credit. Tranche A consisted of a U.S. dollar denominated tranche and a Euro denominated tranche, the latter of which was a term note due in 2006. During the six months ended June 30, 2004, we made scheduled and optional debt payments of $27.5 million and $10.0 million, respectively. During the remainder of 2004, we made mandatory and optional principal payments of $167.9 million and $150.0 million, respectively.
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
     As part of the 2000 Credit Facilities, we also had a $300 million revolving line of credit that was set to expire in June 2006. The revolving line of credit allows us to issue up to $200 million in letters of credit. Approximately $5 million and $0 was outstanding under the revolving line of credit at June 30, 2004 and December 31, 2003, respectively. We had outstanding letters of credit of $45.5 million at June 30, 2004, which reduced borrowing capacity to $249.5 million, compared with a borrowing capacity of $257.3 million at December 31, 2003.
     We were required, under certain circumstances as defined in the 2000 Credit Facilities, to use a percentage of excess cash generated from operations to reduce the outstanding principal of the term loans in the following year. Based upon the annual calculations performed at December 31, 2003, no additional principal payments became due in 2004 under this provision.
Senior Subordinated Notes
     At June 30, 2004, we had $188.5 million and €65 million (equivalent to $79.3 million at June 30, 2004) face value of Senior Subordinated Notes outstanding. The Senior Subordinated Notes were originally issued in 2000 at a discount to yield

12.5%, but have a coupon interest rate of 12.25%. Interest on these notes was payable semi-annually in February and August. In August 2005, all remaining Senior Subordinated Notes outstanding were called by us at 106.125% of face value as specified in the loan agreement and repaid, along with accrued interest.
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
     Inventories and the method of determining costs were:

	June 30,	December 31,
(Amounts in thousands)	2004	2003
Raw materials	$123,754	$115,695
Work in process	225,086	229,049
Finished goods	239,559	230,234
Less: Progress billings	(84,843)	(92,490)
Less: Excess and obsolete reserve	(44,482)	(43,354)

	459,074	439,134
LIFO reserve	(27,343)	(26,760)

Net inventory	$431,731	$412,374

Percent of inventory accounted for by:
LIFO	50%	50%
FIFO	50%	50%
8. Restructuring Costs — IFC
Restructuring Costs
     In conjunction with the acquisition of the Flow Control Division of Invensys plc (“IFC”) during 2002, we initiated a restructuring program designed to reduce costs and eliminate excess capacity by closing 18 valve facilities, including 10 service facilities, and reducing sales and related support personnel. Our actions, some of which were approved and committed to in 2002 with the remaining actions approved and committed to in 2003, are expected to result in a gross reduction of approximately 889 positions and a net reduction of approximately 662 positions. Net position eliminations represent the gross positions eliminated from the closed facilities offset by positions added at the receiving facilities, which are required to produce the products transferred into the receiving facilities.
     We established a restructuring program reserve upon acquisition of IFC, and recognized additional accruals of $4.5 million in 2003 for this program, including $3.2 million during the first six months, primarily related to the closure of certain valve service facilities and the related reductions in workforce. Cash expenditures against the accrual were $11.6 million in 2003, including $7.4 million during the first six months, and $2.0 million during the first six months of 2004. The remaining accrual of $7.3 million reflects payments to be made in 2004 and beyond for severance obligations due to terminated personnel in Europe of $4.4 million as well as lease and other contract termination and exit costs of $2.9 million.
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
     The following illustrates activity related to the IFC restructuring reserve:

		Other Exit
(Amounts in millions)	Severance	Costs	Total

Balance at January 1, 2003	$10.7	$5.7	$16.4
Additional accruals	3.8	0.7	4.5
Cash expenditures	(8.8)	(2.8)	(11.6)

Balance at December 31, 2003	5.7	3.6	9.3
Cash expenditures	(0.9)	(0.4)	(1.3)

Balance at March 31, 2004	4.8	3.2	8.0
Cash expenditures	(0.4)	(0.3)	(0.7)

Balance at June 30, 2004	$4.4	$2.9	$7.3

Integration Costs – IFC
     We did not incur acquisition-related integration expenses in 2004. During the three and six months ended June 30, 2003, we incurred acquisition-related integration expense in conjunction with IFC, which is summarized below:

	Three Months	Six Months
	ended June 30,	ended June 30,
(Amounts in millions)	2003	2003

Personnel and related costs	$2.6	$6.3
Transfer of product lines	1.7	3.4
Asset impairments	0.6	0.8
Other	0.8	1.6

IFC integration expense	$5.7	$12.1

Cash expense	$5.0	$11.2
Non-cash expense	0.7	0.9

IFC integration expense	$5.7	$12.1

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
9. Earnings Per Share
     Basic and diluted earnings per weighted average share outstanding were calculated as follows:

	Quarter Ended June 30,
(Amounts in thousands, except per share amounts)	2004	2003
		(As restated)
Income from continuing operations	$5,785	$14,440

Net earnings	$6,272	$14,657

Denominator for basic earnings per share — weighted average shares	55,207	55,159
Effect of potentially dilutive securities	322	154

Denominator for diluted earnings per share — weighted average shares	55,529	55,313

Net earnings per share:
Basic:
Continuing operations	$0.10	$0.26
Net earnings	0.11	0.26
Diluted:
Continuing operations	$0.10	$0.26
Net earnings	0.11	0.26

	Six Months Ended June 30,
(Amounts in thousands, except per share amounts)	2004	2003
		(As restated)
Income from continuing operations	$12,853	$19,453

Net earnings	$13,414	$19,926

Denominator for basic earnings per share — weighted average shares	55,165	55,159
Effect of potentially dilutive securities	295	153

Denominator for diluted earnings per share — weighted average shares	55,460	55,312

Net earnings per share:
Basic:
Continuing operations	$0.23	$0.35
Net earnings	0.24	0.36
Diluted:
Continuing operations	$0.23	$0.35
Net earnings	0.24	0.36

     Options outstanding with an exercise price greater than the average market price of the common stock were not included in the computation of diluted earnings per share.
     The following summarizes options to purchase common stock that were excluded from the computations of potentially dilutive securities:

	Quarter Ended June 30,
	2004	2003
Total number excluded	1,159,862	2,709,543
Weighted average exercise price	$27.19	$22.38

	Six Months Ended June 30,
	2004	2003
Total number excluded	1,159,862	2,718,543
Weighted average exercise price	$27.19	$22.35
10. Legal Matters and Contingencies
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
11. Retirement and Postretirement Benefits
     Components of the net periodic cost (benefit) for the three months ended June 30, 2004 and 2003 were as follows:

	U.S.		Non-U.S.		Postretirement
Three Months Ended June 30,	Defined Benefit Plans		Defined Benefit Plans		Medical Benefits
(Amounts in millions)	2004	2003	2004	2003	2004	2003

Net periodic cost (benefit)
Service cost	$3.5	$3.4	$0.9	$0.6	$0.1	$—
Interest cost	3.8	3.9	2.2	1.9	1.3	1.5
Expected return on plan assets	(4.3)	(4.3)	(1.1)	(0.9)	—	—
Curtailments/settlements	—	(0.1)	—	—	—	—
Amortization of unrecognized net loss	0.6	0.2	0.3	0.4	0.4	0.3
Amortization of prior service costs	(0.3)	(0.3)	—	—	(0.8)	(0.8)

Net cost recognized	$3.3	$2.8	$2.3	$2.0	$1.0	$1.0

     Components of the net periodic cost (benefit) for the six months ended June 30, 2004 and 2003 were as follows:

	U.S.		Non-U.S.		Postretirement
Six Months Ended June 30,	Defined Benefit Plans		Defined Benefit Plans		Medical Benefits
(Amounts in millions)	2004	2003	2004	2003	2004	2003

Net periodic cost (benefit)
Service cost	$6.9	$6.7	$1.7	$1.3	$0.1	$0.1
Interest cost	7.7	7.9	4.4	3.8	2.7	2.9
Expected return on plan assets	(8.7)	(8.6)	(2.2)	(1.9)	—	—
Curtailments/settlements	—	(0.3)	—	0.1	—	—
Amortization of unrecognized net loss	1.3	0.4	0.6	0.7	0.7	0.7
Amortization of prior service costs	(0.6)	(0.6)	—	—	(1.6)	(1.6)

Net cost recognized	$6.6	$5.5	$4.5	$4.0	$1.9	$2.1
					-
12. Income taxes
     For the three months ended June 30, 2004, we earned $21.4 million before taxes and provided for income taxes of $15.6 million, resulting in an effective tax rate of 72.9%. For the six months ended June 30, 2004, we earned $36.6 million before taxes and provided for income taxes of $23.8 million, resulting in an effective tax rate of 64.9%. The effective tax rate varied from the U.S. federal statutory rate for the three and six months ended June 30, 2004 primarily due to increased foreign losses for which valuation allowances had been established and the impact of increased foreign earnings repatriation used to pay down U.S. debt.
13. Segment Information
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

Three Months Ended June 30, 2004

				Subtotal –
	Flowserve	Flow	Flow	Reportable		Consolidated
(amounts in thousands)	Pump	Solutions	Control	Segments	All Other	Total
Sales to external customers	$317,574	$89,721	$239,730	$647,025	$1,452	$648,477
Intersegment sales	1,308	8,154	1,019	10,481	(10,481)	—
Segment operating income	22,542	18,576	21,059	62,177	(20,145)	42,032
Three Months Ended June 30, 2003

				Subtotal –
(As restated)	Flowserve	Flow	Flow	Reportable		Consolidated
(amounts in thousands)	Pump	Solutions	Control	Segments	All Other	Total
Sales to external customers	$288,507	$84,602	$233,575	$606,684	$1,467	$608,151
Intersegment sales	151	5,819	1,640	7,610	(7,610)	—
Segment operating income (before special items) (1)	20,811	17,223	22,550	60,584	(7,451)	53,133

(1)	Special items reflect costs associated with the IFC acquisition including $5.7 million of integration expense and $0.8 million of restructuring expense.
     A reconciliation of total consolidated operating income before special items to consolidated earnings before income taxes follows:

	Three Months Ended June 30,
(amounts in thousands)	2004	2003
		(As restated)
Total consolidated operating income (before special items)	$42,032	$53,133
Less:
Net interest expense	(19,434)	(20,680)
Loss on optional prepayments of debt	(85)	(480)
Other expense, net	(1,131)	(2,587)
Special items:
Integration expense	—	5,662
Restructuring expense	—	808

Earnings before income taxes	$21,382	$22,916

Six Months Ended June 30, 2004

				Subtotal –
	Flowserve	Flow	Flow	Reportable		Consolidated
(amounts in thousands)	Pump	Solutions	Control	Segments	All Other	Total
Sales to external customers	$613,147	$177,559	$460,168	$1,250,874	$2,752	$1,253,626
Intersegment sales	2,965	15,154	2,353	20,472	(20,472)	—
Segment operating income	41,139	35,763	33,317	110,219	(29,419)	80,800
Six Months Ended June 30, 2003

				Subtotal –
(As restated)	Flowserve	Flow	Flow	Reportable		Consolidated
(amounts in thousands)	Pump	Solutions	Control	Segments	All Other	Total
Sales to external customers	$565,160	$163,563	$434,065	$1,162,788	$2,581	$1,165,369
Intersegment sales	3,126	11,930	4,137	19,193	(19,193)	—
Segment operating income (before special items) (1)	41,606	33,113	33,219	107,938	(16,341)	91,597

(1)	Special items reflect costs associated with the IFC acquisition including $12.1 million of integration expense and $1.8 million of restructuring expense.

     A reconciliation of total consolidated operating income before special items to consolidated earnings before income taxes follows:

	Six Months Ended June 30,
(amounts in thousands)	2004	2003
		(As restated)
Total consolidated operating income (before special items)	$80,800	$91,597
Less:
Net interest expense	(39,265)	(40,903)
Loss on optional prepayments of debt	(85)	(639)
Other expense, net	(4,809)	(4,198)
Special items:
Integration expense	—	12,073
Restructuring expense	—	1,820

Earnings before income taxes	$36,641	$31,964

14. Subsequent Events
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
     In March 2005, we obtained consents from our major lenders that enhanced our flexibility under our 2000 Credit Facilities to among other things permit the August 2005 refinancing of our 2000 Credit Facilities and the repurchase of our 12.25% Senior Subordinated Notes. On August 12, 2005, we entered into New Credit Facilities comprised of a $600 million term loan expiring on August 10, 2012 and a $400 million revolving line of credit, which can be utilized to provide up to $300 million in letters of credit, expiring on August 12, 2010. We refer to these credit facilities collectively as our New Credit Facilities. The proceeds of borrowings under our New Credit Facilities were used to call our 12.25% Senior Subordinated Notes and retire our indebtedness outstanding under our 2000 Credit Facilities. We also replaced the letter of credit agreement guaranteeing our obligations under the EIB credit facility described in Note 6 with a letter of credit issued under the new revolving line of credit.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis should be read in conjunction with the information contained in the condensed consolidated financial statements and notes thereto included in this Quarterly Report and our 2004 Annual Report.
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
RECENT DEVELOPMENTS
Restatement
     This Quarterly Report includes our restated condensed consolidated financial statements for the three and six months ended June 30, 2003 resulting from our 2004 Restatement.
     The 2004 Restatement corrects errors made in the application of GAAP, including errors with respect to inventory valuation, long-term contract accounting, intercompany accounts, pension expense, fixed assets and intangibles, financial derivatives, unclaimed property, tax matters, and other adjustments from unreconciled accounts. The 2004 Restatement is more fully described in Note 2 to our condensed consolidated financial statements included in this Quarterly Report.
     The impact of the 2004 Restatement increased sales for the three months ended June 30, 2003 by $0.2 million and decreased sales for the six months ended June 30, 2003 by $1.5 million, increased net earnings for the three months ended June 30, 2003 by $1.4 million and decreased net earnings for six months ended June 30, 2003 by $1.5 million. Diluted net earnings per share increased by $0.02 and decreased by $0.03 per share for the three and six months ended June 30, 2003, respectively.
     For further discussion of other recent developments, see Note 14 to our condensed consolidated financial statements included in this Quarterly Report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2004 Annual Report.
RESULTS OF OPERATIONS — Three and Six Months ended June 30, 2004 and 2003
Consolidated Results
Bookings, Sales and Backlog

	Quarter Ended June 30,
(Amounts in millions)	2004	2003
		(As restated)
Bookings	$670.2	$622.4
Sales	648.5	608.2
Backlog	872.5	814.7

	Six Months Ended June 30,
(Amounts in millions)	2004	2003
		(As restated)
Bookings	$1,333.0	$1,230.4
Sales	1,253.6	1,165.4
Backlog	872.5	814.7
     We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacture, service or support. Bookings for the three months ended June 30, 2004 increased by $27.8 million, or 4.5%, excluding currency benefits of approximately $20 million, as compared with the same period in 2003. Bookings for the six months ended June 30, 2004 increased by $37.9 million, or 3.1%, excluding currency benefits of approximately $65 million, as compared with the same period in 2003. The increases are primarily attributable to our acquisition of the remaining 75% of TKL in March 2004, which contributed $10.0 million and $13.6 million for the three and six months ended June 30, 2004, respectively, and is included in our Flowserve Pump Division, and strengthening markets in North America and Europe, particularly in the project business, for our Flow Control Division.
     Sales for the three months ended June 30, 2004 increased by $20.9 million, or 3.4%, excluding currency benefits of approximately $19 million, as compared with the same period in 2003. Sales for the six months ended June 30, 2004 increased by $28.1 million, or 2.4%, excluding currency benefits of approximately $60 million, as compared with the same period in 2003. The increases are primarily attributable to our acquisition of the remaining 75% of TKL in March 2004, which contributed $9.4 million and $14.1 million for the three and six months ended June 30, 2004, respectively, and is included in our Flowserve Pump Division, and strengthening markets for both our Flow Control Division and Flow Solutions Division.
     Net sales to international customers, including export sales from the U.S., were 64% of sales in the second quarter of 2004 compared with 59% in the same period in 2003, and 62% of sales in the first half of 2004 as compared with 56% in the same period in 2003. Favorable currency translation was the primary factor for the increase in 2004 compared with the prior period.
     Backlog represents the accumulation of uncompleted customer orders. Backlog at June 30, 2004 increased by $37.1 million, or 4.6%, excluding currency benefits of approximately $21 million, as compared with June 30, 2003. The backlog increase compared with the prior year resulted from increased bookings during the second quarter of 2004.
Gross Profit and Gross Profit Margin

	Quarter Ended June 30,
(Amounts in millions)	2004	2003
		(As restated)
Gross profit	$197.7	$181.4
Gross profit margin	30.5%	29.8%

	Six Months Ended June 30,
(Amounts in millions)	2004	2003
		(As restated)
Gross profit	$376.6	$348.7
Gross profit margin	30.0%	29.9%
     Gross profit margin of 30.5% for the three months ending June 30, 2004 increased from 29.8% from the same period in 2003. The increase is primarily driven by increased shipments, improved efficiencies and higher aftermarket sales, which generally have a higher margin, in our Flowserve Pump Division. Gross profit margin of 30.0% for the six months ending June 30, 2004 was flat with the same period in 2003.

Selling, General and Administrative Expense (“SG&A”)

	Quarter Ended June 30,
(Amounts in millions)	2004	2003
		(As restated)
SG&A expense	$155.7	$128.2
SG&A expense as a percentage of sales	24.0%	21.1%

	Six Months Ended June 30,
(Amounts in millions)	2004	2003
		(As restated)
SG&A expense	$295.8	$257.2
SG&A expense as a percentage of sales	23.6%	22.1%
     SG&A for the three months ended June 30, 2004 increased by $23.7 million, or 18.5%, excluding currency effects of approximately $4 million, as compared with the same period in 2003. The increase in SG&A is due primarily to higher professional fees of $14.4 million generally related to our restatement and legal matters, as well as higher incentive compensation accruals of $2.4 million.
     SG&A for the six months ended June 30, 2004 increased by $26.6 million, or 10.3%, excluding currency effects of approximately $12 million, as compared with the same period in 2003. The increase in SG&A is due primarily to higher professional fees of $16.1 million generally related to the restatement and legal matters, as well as higher incentive compensation accruals of $4.3 million.
Integration and Restructuring Expense

	Quarter Ended June 30,
(Amounts in millions)	2004	2003
		(As restated)
Integration expense	$—	$5.7
Restructuring expense	—	0.8

	Six Months Ended June 30,
(Amounts in millions)	2004	2003
		(As restated)
Integration expense	$—	$12.1
Restructuring expense	—	1.8
     There were no integration or restructuring expenses in the first half of 2004 due to the substantial completion of the program at the end of 2003. The integration and restructuring expenses in 2003 relate to the integration of IFC into the Flow Control Division. Integration expense represents period costs associated with IFC acquisition-related reorganizations such as relocation of product lines from closed to receiving facilities, realignment of receiving facilities, performance and retention bonuses, idle manufacturing costs, costs related to the integration team and asset impairments. Restructuring expense represents severance and other exit costs related to our valve facility closures and reductions in work force. We have largely completed our restructuring and integration activities related to IFC, except for completion of certain European integration activities. See the discussion on “Restructuring and Acquisition Related Charges” included in this Management’s Discussion and Analysis for a more detailed description of the integration and restructuring program.
Operating Income

	Quarter Ended June 30,
(Amounts in millions)	2004	2003
		(As restated)
Operating income	$42.0	$46.7
Operating income as a percentage of sales	6.5%	7.7%

	Six Months Ended June 30,
(Amounts in millions)	2004	2003
		(As restated)
Operating income	$80.8	$77.7
Operating income as a percentage of sales	6.4%	6.7%
     Operating income for the three months ended June 30, 2004 decreased by $6.6 million, or 14.1%, excluding currency benefits of approximately $2 million, as compared with the same period in 2003. The decrease is primarily a result of the increase in SG&A discussed above. The increase in SG&A is partially offset by a decrease of $6.5 million in integration and restructuring expenses in 2004.
     Operating income for the six months ended June 30, 2004 decreased by $3.1 million, or 4.0%, excluding currency benefits of approximately $6 million, as compared with the same period in 2003. The decrease is primarily a result of the increase in SG&A discussed above. The increase in SG&A is partially offset by a decrease of $13.9 million in integration and restructuring expenses in 2004.
Interest Expense, Interest Income and Loss on Repayment of Debt

	Quarter Ended June 30,
(Amounts in millions)	2004	2003
		(As restated)
Interest expense	$19.7	$21.3
Interest income	0.3	0.6
Loss on optional prepayments of debt	0.1	0.5

	Six Months Ended June 30,
(Amounts in millions)	2004	2003
		(As restated)
Interest expense	$39.8	$42.4
Interest income	0.6	1.5
Loss on optional prepayments of debt	0.1	0.6
     Interest expense for the three and six months ended June 30, 2004 decreased by $1.6 million and $2.6 million, respectively, as compared with the same periods in 2003 due to reduced debt levels associated with optional and scheduled debt paydowns since June 30, 2003. Approximately 45% of our debt was at fixed rates at June 30, 2004, including the effects of $150 million notional interest rate swaps.
     Interest income was lower than 2003 due to a lower average cash balance in 2004.
     During both the three and six months ended June 30, 2004, we recognized expenses of $0.1 million for the write-off of unamortized deferred loan costs related to optional debt repayments of $10.0 million. For the same periods in 2003, we incurred expenses of $0.5 million and $0.6 million, respectively, related to optional debt prepayments.
Other Expense, net

	Quarter Ended June 30,
(Amounts in millions)	2004	2003
		(As restated)
Other expense, net	$(1.1)	$(2.6)

	Six Months Ended June 30,
(Amounts in millions)	2004	2003
		(As restated)
Other expense, net	$(4.8)	$(4.2)
     Other expense, net for the three months ended June 30, 2004 decreased by $1.5 million as compared with the same period in 2003 primarily due to increases in foreign currency transaction gains.
     Other expense, net for the six months ended June 30, 2004 increased by $0.6 million as compared with the same period in 2003 primarily due to increases in unrealized losses on forward contracts that did not qualify for hedge accounting, partially offset by foreign currency transaction gains.
Tax Expense and Tax Rate

	Quarter Ended June 30,
(Amounts in millions)	2004	2003
		(As restated)
Provision for income tax	$15.6	$8.5
Effective tax rate	72.9%	37.0%

	Six Months Ended June 30,
(Amounts in millions)	2004	2003
		(As restated)
Provision for income tax	$23.8	$12.5
Effective tax rate	64.9%	39.1%
     Our effective tax rate of 72.9% for the three months ended June 30, 2004 increased from 37.0% for the same period in 2003. Our effective tax rate of 64.9% for the six months ended June 30, 2004 increased from 39.1% for the same period in 2003. The increases are due to increased foreign losses for which valuation allowances had been established and increased foreign earnings repatriation in 2004 used to pay down U.S. debt. We utilized prior year foreign tax credit carry forwards against the tax liability resulting from these repatriations. However, the benefit of a significant portion of these foreign tax credit carry forwards was recognized in prior years’ effective tax rates.
Net Earnings and Earnings Per Share

	Quarter Ended June 30,
(Amounts in millions)	2004	2003
		(As restated)
Income from continuing operations	$5.8	$14.4
Net earnings	6.3	14.7
Net earnings per share from continuing operations — diluted	0.10	0.26
Net earnings per share — diluted	0.11	0.26
Average diluted shares	55.5	55.3

	Six Months Ended June 30,
(Amounts in millions)	2004	2003
		(As restated)
Income from continuing operations	$12.9	$19.5
Net earnings	13.4	19.9
Net earnings per share from continuing operations — diluted	0.23	0.35
Net earnings per share — diluted	0.24	0.36
Average diluted shares	55.5	55.3

     Net earnings for the three months ended June 30, 2004 decreased by $8.4 million, or 57.1%, as compared with the same period in 2003, and net earnings per share decreased $0.15 over the same period. Net earnings for the six months ended June 30, 2004 decreased by $6.5 million, or 32.7%, as compared with the same period in 2003, and net earnings per share decreased $0.12 over the same period. The decreases in net earnings reflect the increases in SG&A and tax expense discussed above, partially offset by the decreases in integration and restructuring expenses and interest expense.
     Average diluted shares were relatively flat in the first half of 2004 compared with the same period in 2003.
Other Comprehensive Income (Loss)

	Quarter Ended June 30,
(Amounts in millions)	2004	2003
		(As restated)
Other comprehensive income (loss)	$(4.4)	$22.7

	Six Months Ended June 30,
(Amounts in millions)	2004	2003
		(As restated)
Other comprehensive income (loss)	$(13.9)	$37.5
     Other comprehensive income (loss) for the three months ended June 30, 2004 decreased $27.1 million as compared with the same period in 2003, reflecting a weakening of the Euro during the three-month period ended June 30, 2004, as compared with a strengthening of the Euro during the same period in 2003, partially offset by an increase in unrealized hedging gains.
     Other comprehensive income (loss) for the six months ended June 30, 2004 decreased $51.4 million as compared with the same period in 2003, primarily reflecting a weakening of the Euro during the six-month period ended June 30, 2004, as compared with a strengthening of the Euro during the same period in 2003.
Business Segments
     We conduct our business through three business segments that represent our major product areas: Flowserve Pump Division (“FPD”) for engineered pumps, industrial pumps and related services; Flow Control Division (“FCD”) for industrial valves, manual valves, control valves, nuclear valves, valve actuators and related services; and Flow Solutions Division (“FSD”) for precision mechanical seals and related services. We evaluate segment performance and allocate resources based on each segment’s operating income excluding special items, such as restructuring and integration costs related to the IFC acquisition. We believe that special items, while indicative of efforts to integrate IFC in our business, do not reflect ongoing business results. We believe investors and other users of our financial statements can better evaluate and analyze historical and future business trends if special items are excluded from each segment’s operating income. Operating income before special items is not a recognized measure under GAAP and should not be viewed as an alternative to, or a better indicator of, GAAP measures of performance. Effective January 1, 2004, we realigned certain small sites between segments. Accordingly, the segment information for all periods presented herein has been reported under our revised organizational structure. See Note 13 to our condensed consolidated financial statements included in this Quarterly Report for further discussion of our segments. The key operating results for our three business segments, FPD, FCD and FSD are discussed below.
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

	Quarter Ended June 30,
(Amounts in millions)	2004	2003
		(As restated)
Bookings	$343.0	$317.3
Sales	318.9	288.7
Gross profit	81.7	68.1
Gross profit margin	25.6%	23.6%
Operating income	22.5	20.8
Operating income as a percentage of sales	7.1%	7.2%
Backlog	597.1	562.9

	Six Months Ended June 30,
(Amounts in millions)	2004	2003
		(As restated)
Bookings	$661.4	$623.1
Sales	616.1	568.3
Gross profit	152.8	137.4
Gross profit margin	24.8%	24.2%
Operating income	41.1	41.6
Operating income as a percentage of sales	6.7%	7.3%
Backlog	597.1	562.9
     Bookings for the three months ended June 30, 2004 increased by $15.8 million, or 5.0%, excluding currency benefits of approximately $10 million, as compared with the same period in 2003. The increase is primarily attributable to our acquisition of the remaining 75% of TKL in March 2004, which contributed $10.0 million, as well as improvements in the chemical and general industrial markets.
     Bookings for the six months ended June 30, 2004 increased by $6.8 million, or 1.1%, excluding currency benefits of approximately $31 million, as compared with the same period in 2003. The increase is primarily attributable to our acquisition of the remaining 75% of TKL in March 2004, which contributed $13.6 million, offset by increased selectivity on lower margin projects, particularly in the petroleum industry.
     Sales for the three months ended June 30, 2004 increased by $20.5 million, or 7.1%, excluding currency benefits of approximately $10 million, as compared with the same period in 2003. The increase is primarily attributable to our acquisition of the remaining 75% of TKL in March 2004, which contributed $9.4 million, and strengthening of the North American operations.
     Sales for the six months ended June 30, 2004 increased by $17.4 million, or 3.1%, excluding currency benefits of approximately $30 million, as compared with the same period in 2003. The increase is primarily attributable to our acquisition of the remaining 75% of TKL in March 2004, which contributed $14.1 million.
     Gross profit margin of 25.6% for the three months ending June 30, 2004 increased from 23.6% for the same period in 2003. Gross profit margin of 24.8% for the six months ending June 30, 2004 increased from 24.2% for the same period in 2003. The increases are attributable to increased shipments, improved efficiencies and higher aftermarket sales, which generally have a higher profit margin.
     Operating income for the three months ended June 30, 2004 increased by $0.8 million, or 3.7%, excluding currency benefits of approximately $1 million, as compared with the same period in 2003. The increase is attributable to the increased margin discussed above and our acquisition of the remaining 75% of TKL in March 2004, which contributed $0.6 million. These positives are partially offset by an increase in incentive compensation of $1.1 million and an increase in legal fees of $4.7 million.
     Operating income for the six months ended June 30, 2004 decreased by $3.2 million, or 7.6%, excluding currency benefits of approximately $3 million, as compared with the same period in 2003. The decrease is due to an increase in incentive compensation of $1.9 million, and an increase in legal fees of $5.1 million, partially offset by the increase in gross profit margin discussed above and a contribution of $1.0 million due to our acquisition of the remaining 75% of TKL in March 2004.
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

	Quarter Ended June 30,
(Amounts in millions)	2004	2003
		(As restated)
Bookings	$242.3	$229.0
Sales	240.7	235.2
Gross profit	73.9	73.0
Gross profit margin	30.7%	31.1%
Operating income (before special items)	21.1	22.6
Integration expense	—	5.7
Restructuring expense	—	0.8
Operating income (after special items)	21.1	16.1
Operating income (before special items) as a percentage of sales	8.7%	9.6%
Backlog	241.4	221.0

	Six Months Ended June 30,
(Amounts in millions)	2004	2003
		(As restated)
Bookings	$496.7	$445.7
Sales	462.5	438.2
Gross profit	139.5	133.0
Gross profit margin	30.2%	30.4%
Operating income (before special items)	33.3	33.2
Integration expense	—	12.1
Restructuring expense	—	1.8
Operating income (after special items)	33.3	19.3
Operating income (before special items) as a percentage of sales	7.2%	7.6%
Backlog	241.4	221.0
     Bookings for the three months ended June 30, 2004 increased by $4.7 million, or 2.1%, excluding currency benefits of approximately $9 million, as compared with the same period in 2003. The increase is due to strengthening of the markets in North America and Europe, Middle East and Africa (“EMA”), particularly the project business. The North American increase of $6.9 million reflects strengthening in multiple customer markets, with the increase in EMA of $8.5 million attributable to strong project bookings in the United Kingdom and Germany in the power market. These increases were partially offset by $1.9 million of lower bookings performance in Australia associated with change in the local management team and by $4.8 million in lower bookings for the industrial services group.
     Bookings for the six months ended June 30, 2004 increased by $24.6 million, or 5.5%, excluding currency benefits of approximately $26 million, as compared with the same period in 2003. The increase is due to strengthening of the markets in North America and EMA, particularly the project business. The North American increase of $14.2 million reflects strengthening in multiple customer markets, with the increase in EMA of $19.4 million attributable to strong project bookings in the United Kingdom, Sweden and Germany across multiple customer markets. These increases were partially offset by $5.6 million of lower bookings for the industrial services group.
     Sales for the three months ended June 30, 2004 decreased by $2.6 million, or 1.1%, excluding currency benefits of approximately $8 million, as compared with the same period in 2003. The decrease reflects operating weakness of our industrial services group for which sales decreased $4.8 million, and decreases of $3.8 million in EMA, particularly in France and Germany, reflective of delays in the manufacturing process at select facilities. These were partially offset by improved process valve sales in North America and control valve sales in Asia Pacific.
     Sales for the six months ended June 30, 2004 increased by $1.1 million, or 0.3%, excluding currency benefits of approximately $23 million, as compared with the same period in 2003. The slight increase reflects a $3.3 million sales increase in Asia Pacific primarily reflective of improved Singapore sales levels of control valves, a $4.5 million increase in EMA in the process and control valves, and a $5.4 million increase in North America sales. These increases were partially offset by $7.8 million of lower sales for the industrial services group.
     Gross profit margin of 30.7% and 30.2% for the three and six months ending June 30, 2004, respectively, were relatively flat as compared with the same periods in 2003.
     Operating income (before special items) for the three months ended June 30, 2004 decreased by $2.3 million, or 10.4%, excluding currency benefits of approximately $1 million, as compared with the same period in 2003. The decrease is attributable to a $0.9 million increase in professional fees, a $0.7 million increase in incentive compensation, a $0.8 million decrease in equity income of unconsolidated subsidiaries and to a $0.5 million loss related to fire damage at a small U.S. location. This is partially offset by $0.8 million of higher gross profit on the aforementioned sales increase.
     Operating income (before special items) for the six months ended June 30, 2004 decreased by $2.2 million, or 6.7%, excluding currency benefits of approximately $2 million, as compared with the same period in 2003. The decreases are primarily due to a $0.9 million increase in professional fees, a $1.9 million increase in incentive compensation and to a $0.5 million loss related to fire damage at a small U.S. location. Special items during 2003 are associated with the acquisition and integration of IFC into FCD.
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

	Quarter Ended June 30,
(Amounts in millions)	2004	2003
		(As restated)
Bookings	$95.8	$89.6
Sales	97.9	90.4
Gross profit	42.3	40.2
Gross profit margin	43.2%	44.5%
Operating income	18.6	17.2
Operating income as a percentage of sales	19.0%	19.0%
Backlog	43.1	40.6

	Six Months Ended June 30,
(Amounts in millions)	2004	2003
		(As restated)
Bookings	$195.5	$180.6
Sales	192.7	175.5
Gross profit	84.1	77.8
Gross profit margin	43.6%	44.3%
Operating income	35.8	33.1
Operating income as a percentage of sales	18.6%	18.9%
Backlog	43.1	40.6
     Bookings for the three months ended June 30, 2004 increased by $4.6 million, or 5.1%, excluding currency benefits of approximately $2 million, as compared with the same period in 2003. Bookings for the six months ended June 30, 2004 increased by $8.0 million, or 4.5%, excluding currency benefits of approximately $7 million, as compared with the same period in 2003. The bookings improvement generally reflects FSD’s emphasis on end user business and success in establishing longer-term customer alliance programs. Increased market conditions also contributed to the increase.
     Sales for the three months ended June 30, 2004 increased by $5.8 million, or 6.4%, excluding currency benefits of approximately $2 million, as compared with the same period in 2003. Sales for the six months ended June 30, 2004 increased by $10.6 million, or 6.1%, excluding currency benefits of approximately $7 million, as compared with the same period in 2003. As discussed above, the improved market conditions, combined with heightened levels of service and customer alliance programs have contributed to the sales growth.
     Gross profit margin of 43.2% for the three months ending June 30, 2004 decreased from 44.5% for the same period in 2003. Gross profit margin of 43.6% for the six months ending June 30, 2004 decreased from 44.3% for the same period in 2003. The decreases are primarily attributable to increases in worldwide metals prices and a higher percentage of project sales, which generally have lower margins.
     Operating income for the three months ended June 30, 2004 increased by $1.2 million, or 6.8%, as compared with the same period in 2003. Currency had a negligible impact on operating income for the quarter. Operating income for the six months ended June 30, 2004 increased by $1.3 million, or 4.0%, excluding currency benefits of approximately $1 million, as compared with the same period in 2003. These improvements reflect the benefits of increased sales, as well as the operating efficiencies resulting from our continuous improvement process initiative.
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
     We established a restructuring program reserve upon acquisition of IFC, and recognized additional accruals of $4.5 million in 2003 for this program, including $3.2 million during the first six months, primarily related to the closure of certain valve service facilities and the related reductions in workforce. Cash expenditures against the accrual were $11.6 million in 2003, including $7.4 million during the first six months, and $2.0 million during the first six months of 2004. The remaining accrual of $7.3 million reflects payments to be made in 2004 and beyond for severance obligations due to terminated personnel in Europe of $4.4 million as well as lease and other contract termination and exit costs of $2.9 million.
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
     The following illustrates activity related to the IFC restructuring reserve:

		Other Exit
(Amounts in millions)	Severance	Costs	Total

Balance at January 1, 2003	$10.7	$5.7	$16.4
Additional accruals	3.8	0.7	4.5
Cash expenditures	(8.8)	(2.8)	(11.6)

Balance at December 31, 2003	5.7	3.6	9.3
Cash expenditures	(0.9)	(0.4)	(1.3)

Balance at March 31, 2004	4.8	3.2	8.0
Cash expenditures	(0.4)	(0.3)	(0.7)

Balance at June 30, 2004	$4.4	$2.9	$7.3

Remaining Restructuring and Integration Costs — IFC
     We did not incur acquisition-related integration expenses in 2004 as, by December 31, 2003, we had largely completed restructuring and integration activities related to IFC, except for payments to be made for certain European activities. We expect to incur no additional restructuring and integration costs. Payments from the restructuring accrual will continue throughout 2004 and into 2005 due to the timing of severance obligations in Europe. For discussion of integration costs incurred in 2003 as a result of our acquisition of IFC, see Note 8 to the accompanying condensed consolidated financial statements included in this Quarterly Report.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis

	Six Months Ended June 30,
(Amounts in millions)	2004	2003
		(As restated)
Net cash flows provided by operating activities	$36.1	$94.4
Net cash flows used by investing activities	(26.6)	(12.7)
Net cash flows used by financing activities	(37.1)	(83.7)
     Cash generated by operations and borrowings available under our existing revolving credit facility are our primary sources of short-term liquidity. Our sources of operating cash include the sale of our products and services. Our cash balance at June 30, 2004 was $24.5 million, as compared with $53.5 million at December 31, 2003.
     Cash flows provided by operating activities in the first six months of 2004 were $36.1 million, compared with $94.4 million in the first six months of 2003. Working capital, excluding cash, was a use of operating cash flow of $17.5 million in the first six months of 2004, compared with a source of $35.2 million in the prior year period. The improvement in working capital for the current period primarily reflects an increase of $21.0 million in inventories versus the prior year. The increase in inventory was generally due to the higher backlog.
     Accounts receivable for the first six months was a source of $3.5 million of cash flow compared with a source of $35.4 million in the prior year, and days’ sales outstanding decreased slightly to 69 days as compared to 70 in the prior year. Inventory was a $21.0 million use of cash flow for the first six months of 2004, compared with a $13.0 million source of cash in the prior year. Inventory turns improved to 4.2 times at June 30, 2004 compared with 4.1 times at June 30, 2003.

     We made the following quarterly contributions to our U.S. defined benefit pension plans:

Quarter ending:	2004	2003
	(Amounts in millions)
March 31	$0.2	$0.1
June 30	8.1	2.9
September 30	5.3	23.9
December 31	1.7	0.1

	$15.3	$27.0

     Cash flows used by investing activities in the first half of 2004 were $26.6 million, compared with $12.7 million in the first half of 2003. Cash outflows in 2004 were primarily due to capital expenditures and the acquisition of TKL in March 2004 (described below). Cash outflows in 2003 were due to capital expenditures.
     Cash flows used by financing activities in the first half of 2004 were $37.1 million, compared with $83.7 million in the first half of 2003. Cash outflows in both periods were primarily due to payments of long-term debt.
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
Capital Expenditures
     Capital expenditures were $20.8 million for the six months ended June 30, 2004, compared with $12.7 million for the same period in 2003. Capital expenditures were funded primarily by operating cash flows. For each period, capital expenditures were invested in new and replacement machinery and equipment, information technology and acquisition integration activities, including structures and equipment required at receiving facilities. For the full year 2004, our capital expenditures were approximately $45 million, including approximately $5 million in July 2004 for the purchase of a building we previously leased for the manufacture of valves. Certain of our facilities may face capacity constraints in the foreseeable future, which may lead to higher capital expenditure levels.
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
     During the six months ended June 30, 2004, we made scheduled and optional debt payments of $27.5 million and $10.0 million, respectively. During the remainder of 2004, we made mandatory and optional principal payments of $167.9 million and $150.0 million, respectively.
Senior Subordinated Notes
     At June 30, 2004, we had $188.5 million and €65 million (equivalent to $79.3 million at June 30, 2004) face value of Senior Subordinated Notes outstanding. The Senior Subordinated Notes were originally issued in 2000 at a discount to yield 12.5%, but have a coupon interest rate of 12.25%. Interest on these notes was payable semi-annually in February and August. In August 2005, all remaining Senior Subordinated Notes outstanding were called by us at 106.125% of face value as specified in the loan agreement and repaid, along with accrued interest.
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
     Additional discussion of our 2000 Credit Facilities, New Credit Facilities, and EIB credit facility is included in Note 6 to our condensed consolidated financial statements, included in this Quarterly Report.
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
Accounts Receivable Factoring
     Through our European subsidiaries, we engage in non-recourse factoring of certain accounts receivable. The various agreements have different terms, including options for renewal and mutual termination clauses. Under our 2000 Credit Facilities, such factoring was generally limited to $50 million, based on due date of the factored receivables. The limit on factoring was raised to $75 million under the New Credit Facilities entered into in August 2005. See additional discussion of our accounts receivable factoring program in Note 6 to our consolidated financial statements included in our 2004 Annual Report.
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

     Our New Credit Facilities contain covenants requiring us to deliver to lenders leverage and interest coverage financial covenants and our audited annual and unaudited quarterly financial statements. Under the leverage covenant, the maximum permitted leverage ratio steps down beginning with the fourth quarter of 2006, with a further step-down beginning with the fourth quarter of 2007. Under the interest coverage covenant, the minimum required interest coverage ratio steps up beginning with the fourth quarter of 2006, with a further step-up beginning with the fourth quarter of 2007. Compliance with these financial covenants under our New Credit Facilities is tested quarterly, and we have complied with the financial covenants as of December 31, 2005. Delivery of our December 31, 2005 audited financial statements is required by May 30, 2006. Further, we are required to furnish within 50 days of the end of each of the first three quarters of each year our consolidated balance sheet, and related statements of operations, shareholders’ equity and cash flows.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     Management’s discussion and analysis are based on our condensed consolidated financial statements and related footnotes contained within this report. Our more critical accounting policies used in the preparation of the consolidated financial statements were discussed in our Annual Report on Form 10-K for the year ended December 31, 2004. These critical policies, for which no significant changes have occurred in the six months ended June 30, 2004, include:
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
ACCOUNTING DEVELOPMENTS
     We have presented the information about accounting pronouncements not yet implemented in Note 1 to our condensed consolidated financial statements included in this Quarterly Report.

Forward-Looking Information is Subject to Risk and Uncertainty
     This Quarterly Report and other written reports and oral statements we make from time-to-time contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995 and include assumptions about our future financial and market conditions, operations and results. In some cases forward looking statements can be identified by terms such as “may,” “will,” “should,” “expect,” “plans,” “seeks,” “anticipate,” “believe,” “estimate,” “predicts,” “potential,” “continue,” “intends,” or other comparable terminology. These statements are not historical facts or guarantees of future performance but instead are based on current expectations and are subject to significant risks, uncertainties and other factors, many of which are outside of our control. Among the many factors that could cause actual results to differ materially from the forward-looking statements are:
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
     All forward-looking statement included in this Quarterly Report are based on information available to us on the date of this Quarterly Report. We undertake no obligation to revise our update any forward-looking statement or disclose any facts, events or circumstances that occur after the date hereof that may affect the accuracy of any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     We have market risk exposure arising from changes in interest rates and foreign currency exchange rate movements.
     Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our 2000 Credit Facilities, which bear interest based on floating rates. At June 30, 2004, after the effect of interest rate swaps, we have approximately $494.9 million of variable rate debt obligations outstanding with a weighted average interest rate of 4.02%. A hypothetical change of 100-basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by approximately $2.5 million for the six months ended June 30, 2004.
     We are exposed to credit-related losses in the event of non-performance by counterparties to financial instruments including interest rate swaps, but we expect all counterparties to meet their obligations given their creditworthiness. As of June 30, 2004, we have $150 million of notional amount in outstanding interest rate swaps with third parties with maturities through November 2006 compared to $215 million as of the same period in 2003.
     We employ a foreign currency hedging strategy to minimize potential losses in earnings or cash flows from unfavorable foreign currency exchange rate movements. These strategies also minimize potential gains from favorable exchange rate movements. Foreign currency exposures arise from transactions, including firm commitments and anticipated transactions, denominated in a currency other than an entity’s functional currency and from foreign-denominated revenues and profits translated back into U.S. dollars. Based on a sensitivity analysis at June 30, 2004, a 10% adverse change in the foreign currency exchange rates could impact our results of operations for the six months ended June 30, 2004 by $4.6 million as shown below:

(Amounts in millions)
Euro	$2.4
Indian rupee	0.4
Singapore dollar	0.4
British pound	0.2
Canadian dollar	0.2
Mexican peso	0.2
Swiss franc	0.2
Venezuelan bolivar	0.2
Brazil real	0.1
All other	0.3

Total	$4.6

     Exposures are hedged primarily with foreign currency forward contracts that generally have maturity dates less than one year. Company policy allows foreign currency coverage only for identifiable foreign currency exposures and, therefore, we do not enter into foreign currency contracts for trading purposes where the objective would be to generate profits. As of June 30, 2004, we have a U.S. dollar equivalent of $143.9 million in outstanding forward contracts with third parties compared with $78.3 million at June 30, 2003.
     Generally, we view our investments in foreign subsidiaries from a long-term perspective, and therefore, do not hedge these investments. We use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary.
     We realized gains (losses) associated with foreign currency translation of $(7.6) million and $23.1 million for the three months ended June 30, 2004 and 2003, respectively and $(14.3) million and $37.9 million for the six months ended June 30, 2004 and 2003, respectively, which are included in other comprehensive income (loss). Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of forward contracts that do not qualify for hedge accounting are included in our consolidated results of operations. We realized foreign currency losses of $1.6 million and $2.3 million for the three months ended June 30, 2004 and 2003, respectively, and $5.9 million and $3.7 million for the six months ended June 30, 2004 and 2003, respectively, which is included in other expense, net in the accompanying consolidated statements of operations, which primarily relate to changes in the fair values of forward contracts.

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
     In connection with the preparation of this Quarterly Report, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004. In making this evaluation, our management considered the matters relating to our recently completed restatement of our financial statements and the material weaknesses described in our 2004 Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2004.
     A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As more fully described in “Management’s Report on Internal Control over Financial Reporting” in Item 9A of our 2004 Annual Report, management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2004, which also existed as of June 30, 2004:
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
     In light of the material weaknesses described in our 2004 Annual Report, we performed additional analyses and other procedures to ensure that our unaudited condensed consolidated financial statements included in this Quarterly Report were prepared in accordance with GAAP. As a result of these procedures, we believe that the unaudited condensed consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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
Changes in Internal Control over Financial Reporting
     There have been no material changes in our internal control over financial reporting during the three months ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders.
     At our 2004 Annual Meeting of Shareholders held on June 22, 2004, Christopher A. Bartlett, Hugh K. Coble, George T. Haymaker, Jr. and William C. Rusnack were elected to serve for three-year terms expiring in 2007. The following table shows the vote tabulation for the shares represented at the meeting.

Nominee	Votes For	Votes Against	Abstain	Broker Non-votes
Christopher A. Bartlett	47,507,146	—	2,780,518	—
Hugh K. Coble	47,471,731	—	2,815,933	—
George T. Haymaker, Jr.	47,479,370	—	2,808,294	—
William C. Rusnack	43,230,086	—	7,057,578	—
Additional directors, whose terms of office as directors continued after the meeting, are as follows:

Term expiring in 2005	Term expiring in 2006
Michael F. Johnston	C. Scott Greer (1)
Charles M. Rampacek	Diane C. Harris
Kevin E. Sheehan	James O. Rollans

(1)	C. Scott Greer resigned from the Board of Directors on April 4, 2005.
     The shareholders also voted on the approval of the Flowserve Corporation 2004 Stock Compensation Plan. The following table shows the vote tabulation for the shares represented at the meeting.

Proposal	Votes For	Votes Against	Abstain	Broker Non-votes
Approval of 2004 Stock Compensation Plan	34,152,752	10,132,565	979,512	5,022,835

Item 6. Exhibits.
Set forth below is a list of exhibits included as part of this Quarterly Report:

Exhibit No.	Description

3.1	1988 Restated Certificate of Incorporation of The Duriron Company, Inc., filed as Exhibit 3.1 to Flowserve Corporation’s (f/k/a The Duriron Company) Annual Report on Form 10-K for the year ended December 31, 1988.

3.2	1989 Amendment to Certificate of Incorporation, filed as Exhibit 3.2 to Flowserve Corporation’s Annual Report on Form 10-K for the year ended December 31, 1989.

3.3	1996 Certificate of Amendment of Certificate of Incorporation, filed as Exhibit 3.4 to Flowserve Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995.

3.4	April 1997 Certificate of Amendment of Certificate of Incorporation, filed as part of Annex VI to the Joint Proxy Statement/ Prospectus, which is part of Flowserve Corporation’s Registration Statement on Form S-4, dated June 19, 1997.

3.5	July 1997 Certificate of Amendment of Certificate of Incorporation, filed as Exhibit 3.6 to Flowserve Corporation’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1997.

3.6	Amended and Restated By-Laws of Flowserve Corporation, as amended, filed as Exhibit 3.9 to Flowserve Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.1	Finance Contract, dated April 19, 2004, among Flowserve Corporation, Flowserve B.V. and European Investment Bank, filed as Exhibit 10.5 to Flowserve Corporation’s Current Report on Form 8-K, dated March 18, 2005.[1]

10.2	Second Amendment to First Amended and Restated Credit Agreement, dated June 24, 2004, filed as Exhibit 10.1 to Flowserve Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, dated as of July 8, 2004.[2]

10.3	Flowserve Corporation 2004 Stock Compensation Plan, filed as Exhibit A to Flowserve Corporation’s Definitive Proxy Statement on Schedule 14A, dated May 10, 2004.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	The Finance Contract was subsequently amended by the certain letter Amendment to Finance Contract, dated July 2, 2004, filed as Exhibit 10.6 to Flowserve Corporation’s Current Report on Form 8-K, dated March 18, 2005.

[2]	The First Amended and Restated Credit Agreement was subsequently amended by that certain Limited Waiver and Third Amendment to First Amended and Restated Credit Agreement, dated March 15, 2005, filed as Exhibit 10.1 to Flowserve Corporation’s Current Report on Form 8-K, dated March 18, 2005. The First Amended and Restated Credit Agreement, as amended, was terminated on August 12, 2005.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWSERVE CORPORATION
(Registrant)

Date: April 26, 2006	/s/ Lewis M. Kling

Lewis M. Kling
President and Chief Executive Officer

Date: April 26, 2006	/s/ Mark A. Blinn

Mark A. Blinn
Vice President and Chief Financial Officer

Exhibits Index

Exhibit No.	Description

3.1	1988 Restated Certificate of Incorporation of The Duriron Company, Inc., filed as Exhibit 3.1 to Flowserve Corporation’s (f/k/a The Duriron Company) Annual Report on Form 10-K for the year ended December 31, 1988.

3.2	1989 Amendment to Certificate of Incorporation, filed as Exhibit 3.2 to Flowserve Corporation’s Annual Report on Form 10-K for the year ended December 31, 1989.

3.3	1996 Certificate of Amendment of Certificate of Incorporation, filed as Exhibit 3.4 to Flowserve Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995.

3.4	April 1997 Certificate of Amendment of Certificate of Incorporation, filed as part of Annex VI to the Joint Proxy Statement/ Prospectus, which is part of Flowserve Corporation’s Registration Statement on Form S-4, dated June 19, 1997.

3.5	July 1997 Certificate of Amendment of Certificate of Incorporation, filed as Exhibit 3.6 to Flowserve Corporation’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1997.

3.6	Amended and Restated By-Laws of Flowserve Corporation, as amended, filed as Exhibit 3.9 to Flowserve Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.1	Finance Contract, dated April 19, 2004, among Flowserve Corporation, Flowserve B.V. and European Investment Bank, filed as Exhibit 10.5 to Flowserve Corporation’s Current Report on Form 8-K, dated March 18, 2005.[1]

10.2	Second Amendment to First Amended and Restated Credit Agreement, dated June 24, 2004, filed as Exhibit 10.1 to Flowserve Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, dated as of July 8, 2004.[2]

10.3	Flowserve Corporation 2004 Stock Compensation Plan, filed as Exhibit A to Flowserve Corporation’s Definitive Proxy Statement on Schedule 14A, dated May 10, 2004.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	The Finance Contract was subsequently amended by the certain letter Amendment to Finance Contract, dated July 2, 2004, filed as Exhibit 10.6 to Flowserve Corporation’s Current Report on Form 8-K, dated March 18, 2005.

[2]	The First Amended and Restated Credit Agreement was subsequently amended by that certain Limited Waiver and Third Amendment to First Amended and Restated Credit Agreement, dated March 15, 2005, filed as Exhibit 10.1 to Flowserve Corporation’s Current Report on Form 8-K, dated March 18, 2005. The First Amended and Restated Credit Agreement, as amended, was terminated on August 12, 2005.