Form 10-Q
period 2004-09-30
FLOWSERVE CORP
filed 2006-04-26
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
     (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     The condensed consolidated financial statements for the three months and nine months ended September 30, 2003 included in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (the “Quarterly Report”), and all amounts referenced in this Quarterly Report for prior periods and prior period comparisons, are presented on a restated basis. For a description of the restatement, see Note 2 to the accompanying condensed consolidated financial statements and Note 2 to the consolidated financial statements included in our 2004 Annual Report.
     As a result of the restatement and our obligations regarding internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we delayed filing this Quarterly Report and certain of our other periodic reports. Due to this delay and the significant changes we have made to our business in the interim, certain information presented herein relating to our business relates to certain events that occurred subsequent to September 30, 2004, including the restatement of our financial statements, disclosures regarding our internal controls and procedures and updates to legal proceedings.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,
	2004	2003
(Amounts in thousands, except per share data)		(As restated)
Sales	$652,134	$555,955
Cost of sales	458,313	387,275

Gross profit	193,821	168,680
Selling, general and administrative expense	152,395	131,881
Integration expense	—	3,836

Operating income	41,426	32,963
Interest expense	(21,161)	(20,874)
Interest income	669	1,745
Loss on optional prepayments of debt	(963)	(369)
Other expense, net	(4,107)	(1,353)

Earnings before income taxes	15,864	12,112
Provision for income taxes	9,909	2,000

Income from continuing operations	5,955	10,112
Discontinued operations, net of tax	413	(238)

Net earnings	$6,368	$9,874

Earnings per share:
Basic:
Continuing operations	$0.11	$0.18
Discontinued operations	0.01	—

Net earnings	$0.12	$0.18

Diluted:
Continuing operations	$0.10	$0.18
Discontinued operations	0.01	—

Net earnings	$0.11	$0.18

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,
	2004	2003
(Amounts in thousands)		(As restated)
Net earnings	$6,368	$9,874

Other comprehensive income (expense):
Foreign currency translation adjustments, net of tax	3,362	(5,244)
Cash flow hedging activity, net of tax	(4,840)	1,081

Other comprehensive loss	(1,478)	(4,163)

Comprehensive income	$4,890	$5,711

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended September 30,
	2004	2003
(Amounts in thousands, except per share data)		(As restated)
Sales	$1,905,760	$1,721,324
Cost of sales	1,335,359	1,203,895

Gross profit	570,401	517,429
Selling, general and administrative expense	448,175	389,034
Integration expense	—	15,908
Restructuring expense	—	1,820

Operating income	122,226	110,667
Interest expense	(60,988)	(63,313)
Interest income	1,230	3,280
Loss on optional prepayments of debt	(1,048)	(1,008)
Other expense, net	(8,916)	(5,551)

Earnings before income taxes	52,504	44,075
Provision for income taxes	33,696	14,511

Income from continuing operations	18,808	29,564
Discontinued operations, net of tax	975	235

Net earnings	$19,783	$29,799

Earnings per share:
Basic:
Continuing operations	$0.34	$0.54
Discontinued operations	0.02	—

Net earnings	$0.36	$0.54

Diluted:
Continuing operations	$0.33	$0.54
Discontinued operations	0.02	—

Net earnings	$0.35	$0.54

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Nine Months Ended September 30,
	2004	2003
(Amounts in thousands)		(As restated)
Net earnings	$19,783	$29,799

Other comprehensive income (expense):
Foreign currency translation adjustments, net of tax	(10,951)	32,655
Cash flow hedging activity, net of tax	(4,433)	687

Other comprehensive (loss) income	(15,384)	33,342

Comprehensive income	$4,399	$63,141

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Amounts in thousands, except per share data)	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$40,483	$53,522
Accounts receivable, net of allowance for doubtful accounts of $14,061 and $18,641	500,828	505,949
Inventories, net	436,096	412,374
Deferred taxes	79,244	64,585
Prepaid expenses and other	31,472	26,091

Total current assets	1,088,123	1,062,521
Property, plant and equipment, net of accumulated depreciation of $439,224 and $411,836	431,831	443,864
Goodwill	872,271	871,960
Deferred taxes	20,941	31,741
Other intangible assets, net	160,694	169,084
Other assets, net	91,770	101,342

Total assets	$2,665,630	$2,680,512

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$267,669	$250,614
Accrued liabilities	312,920	286,433
Debt due within one year	70,636	71,035

Total current liabilities	651,225	608,082
Long-term debt due after one year	811,401	879,766
Retirement obligations and other liabilities	372,951	370,201
Shareholders’ equity:
Serial preferred stock, $1.00 par value, 1,000 shares authorized, no shares issued	—	—
Common shares, $1.25 par value	72,018	72,018
Shares authorized — 120,000
Shares issued — 57,614
Capital in excess of par value	471,505	477,443
Retained earnings	429,911	410,128

	973,434	959,589
Treasury stock, at cost — 2,344 and 2,775 shares	(52,676)	(62,575)
Deferred compensation obligation	6,675	7,445
Accumulated other comprehensive loss	(97,380)	(81,996)

Total shareholders’ equity	830,053	822,463

Total liabilities and shareholders’ equity	$2,665,630	$2,680,512

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2004	2003
(Amounts in thousands)		(As restated)
Cash flows — Operating activities:
Net earnings	$19,783	$29,799
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	46,650	45,157
Amortization	8,031	7,873
Amortization of deferred loan costs and discount	3,787	3,745
Write-off of unamortized deferred loan costs and discount	1,048	1,008
Net loss on the disposition of assets	314	965
Impairment of assets	—	695
Restricted stock compensation expense	735	451
Change in assets and liabilities, net of acquisitions:
Accounts receivable	4,063	67,262
Inventories	(20,898)	14,083
Prepaid expenses and other	(5,625)	3,003
Other assets	381	(13,553)
Accounts payable	7,590	(26,327)
Accrued liabilities and income taxes payable	18,685	(685)
Retirement obligations and other liabilities	7,226	(23,577)
Net deferred taxes	(4,926)	5,631

Net cash flows provided by operating activities	86,844	115,530

Cash flows — Investing activities:
Capital expenditures	(28,527)	(19,117)
Cash received for disposal of assets	4,093	2,207
Cash paid for acquisition	(9,429)	—

Net cash flows used by investing activities	(33,863)	(16,910)

Cash flows — Financing activities:
Net (repayments) borrowings under lines of credit	(355)	5,339
Payments on long-term debt	(152,480)	(125,000)
Proceeds from issuance of long-term debt	85,000	—
Payment of deferred loan costs	(665)	(1,767)
Proceeds from sale of common shares	2,487	—

Net cash flows used by financing activities	(66,013)	(121,428)

Effect of exchange rate changes on cash	(7)	6,991

Net change in cash and cash equivalents	(13,039)	(15,817)
Cash and cash equivalents at beginning of year	53,522	48,991

Cash and cash equivalents at end of period	$40,483	$33,174

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Accounting Policies
Basis of Presentation
     The accompanying condensed consolidated balance sheet as of September 30, 2004, and the related condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003, are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements have been made.
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
     Awards of restricted stock are valued at the market price of our common stock on the grant date and recorded as unearned compensation within shareholders’ equity. The unearned compensation is amortized to compensation expense over the vesting period of the restricted stock. We have unearned compensation of $6.1 million and $0.9 million at September 30, 2004 and December 31, 2003, respectively. These amounts will be recognized into net earnings in prospective periods.
     The following table illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to all stock-based employee compensation, calculated using the Black-Scholes option-pricing model.

	Quarter Ended September 30,
	2004	2003
(Amounts in thousands, except per share data)		(As restated)
Net earnings, as reported	$6,368	$9,874
Restricted stock compensation expense (income) included in net earnings, net of related tax effects	385	172
Less: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(297)	(1,233)

Pro forma net earnings	$6,456	$8,813

Net earnings per share — basic:
As reported	$0.12	$0.18
Pro forma	0.12	0.16
Net earnings per share — diluted:
As reported	$0.11	$0.18
Pro forma	0.12	0.16

	Nine Months Ended September 30,
	2004	2003
(Amounts in thousands, except per share data)		(As restated)
Net earnings, as reported	$19,783	$29,799
Restricted stock compensation expense (income) included in net earnings, net of related tax effects	482	296
Less: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,309)	(2,407)

Pro forma net earnings	$18,956	$27,688

Net earnings per share — basic:
As reported	$0.36	$0.54
Pro forma	0.34	0.50
Net earnings per share — diluted:
As reported	$0.35	$0.54
Pro forma	0.34	0.50
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
Pronouncements Not Yet Implemented
     In May 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Medicare Act”). The Medicare Act provides for certain federal subsidies on drug benefits provided under retiree health plans. In the third quarter of fiscal 2004, we adopted FSP No. 106-2, retroactive to December 8, 2003, the date of the enactment of the Medicare Act. The expected subsidy reduced our accumulated postretirement benefit obligation by approximately $4.5 million, which we recognized as a reduction in the unrecognized net actuarial loss and will be amortized over the average remaining service life of the employees eligible for postretirement benefits. The adoption of FSP No. 106-2 did not have a material impact on our consolidated financial position or results of operations.
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
2. Restatement
     For the errors discussed below, we restated our condensed consolidated financial statements for the three and nine months ended September 30, 2003 presented herein.
     The following table sets forth the nature of significant restatement errors and their impact on the previously reported net earnings:
Summary of Restatement Issues Affecting Net Earnings
For the Three and Nine Months Ended September 30, 2003

	Three months ended	Nine months ended
(Amounts in thousands)	September 30, 2003	September 30, 2003
Net earnings, as previously reported	$10,599	$32,067
Long-term contract accounting	(2,817)	(2,817)
Inventory valuation	(764)	1,505
Unclaimed property	(432)	(676)
Financial derivatives	(314)	(1,476)
Intercompany reconciliations	(239)	(1,808)
Pension expense	91	903
Fixed assets and intangibles	—	(863)
Other	27	723
Tax matters	3,723	2,241

Net earnings, as restated	$9,874	$29,799

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

     The following table presents the impact of the restatement adjustments, further described below, and of the business classified as discontinued operations in 2004 that is described in Note 3, on our consolidated statements of operations for the three and nine months ended September 30, 2003:
Consolidated Statements of Operations Information
For the Three and Nine Months Ended September 30, 2003

	Three months ended September 30, 2003			Nine months ended September 30, 2003
			As Restated			As Restated
	As		with			with
(Amounts in thousands,	Previously		Discontinued	As Previously		Discontinued
except per share data)	Reported	As Restated	Operations	Reported	As Restated	Operations
Sales	$565,146	$561,777	$555,955	$1,743,193	$1,738,320	$1,721,324
Cost of sales	392,253	392,978	387,275	1,220,830	1,218,684	1,203,895

Gross profit	172,893	168,799	168,680	522,363	519,636	517,429
Selling, general and administrative expense	132,942	132,378	131,881	391,713	390,868	389,034
Integration expense	3,836	3,836	3,836	15,908	15,908	15,908
Restructuring expense	—	—	—	1,820	1,820	1,820

Operating income	36,115	32,585	32,963	112,922	111,040	110,667
Interest expense	(20,874)	(20,874)	(20,874)	(63,313)	(63,313)	(63,313)
Interest income	1,722	1,745	1,745	3,211	3,280	3,280
Loss on debt repayment and extinguishment	(369)	(369)	(369)	(1,008)	(1,008)	(1,008)
Other expense, net	(412)	(1,353)	(1,353)	(2,855)	(5,551)	(5,551)

Earnings before income taxes	16,182	11,734	12,112	48,957	44,448	44,075
Provision for income taxes	5,583	1,860	2,000	16,890	14,649	14,511

Income from continuing operations	10,599	9,874	10,112	32,067	29,799	29,564
Discontinued operations, net of tax	—	—	(238)	—	—	235

Net earnings	$10,599	$9,874	$9,874	$32,067	$29,799	$29,799

Net earnings per share — basic:
Continuing operations	$0.19	$0.18	$0.18	$0.58	$0.54	$0.54
Discontinued operations	—	—	—	—	—	—

Net earnings	$0.19	$0.18	$0.18	$0.58	$0.54	$0.54

Net earnings per share — diluted:
Continuing operations	$0.19	$0.18	$0.18	$0.58	$0.54	$0.54
Discontinued operations	—	—	—	—	—	—

Net earnings	$0.19	$0.18	$0.18	$0.58	$0.54	$0.54

     Our restatement corrects the consolidated statements of operations for the following errors:
•	Sales decreased $3.4 million and $4.9 million for the three and nine months ended September 30, 2003, respectively, primarily due to an error in the application of percentage of completion accounting for one long-term contract that includes subcontractors ($3.7 million for both the three and nine months ended September 30, 2003), and errors that reported sales in a period later than determined in accordance with GAAP for which there is no significant impact on net earnings in the periods presented ($0.5 million increase and $1.0 million decrease for the three and nine months ended September 30, 2003, respectively) and errors in other account reconciliations.

•	Cost of sales increased for the three months ended September 30, 2003 and decreased for the nine months ended September 30, 2003, primarily due to errors in the following (in thousands):

	Three months	Nine months
Inventory valuation	$764	$(1,505)
Pension expense	(388)	(1,164)
Intercompany reconciliations	239	1,803
Other (mainly errors in account reconciliations)	110	(1,280)

Total cost of sales	$725	$(2,146)

•	Selling, general and administrative expense decreased for the three and nine months ended September 30, 2003, primarily due to errors in the following (in thousands):

	Three months	Nine months
Long-term contract accounting	$(876)	$(876)
Pension expense	297	261
Fixed assets and intangibles	—	888
Other (mainly errors in account reconciliations)	15	(1,118)

Total selling, general and administrative expense	$(564)	$(845)

•	Other expense, net increased $0.9 million and $2.7 million for the three and nine months ended September 30, 2003, respectively, primarily due to errors in the accounting for foreign currency forward contracts that did not meet the criteria for hedge accounting ($0.3 million and $1.5 million for the three and nine months ended September 30, 2003, respectively), unclaimed property ($0.3 million in each of the three and nine months ended September 30, 2003) and other individually insignificant errors.

•	Provision for income taxes decreased $3.7 million and $2.2 million for the three and nine months ended September 30, 2003, respectively, primarily due to corrections in deferred tax accounts and the income tax effect of the errors described above. Included in this was $1.6 million for both the three and nine months ended September 30, 2003 due to the tax impact on the restatement items.
The following table presents the impact of the restatement adjustments on our consolidated statements of comprehensive income for the three and nine months ended September 30, 2003:
Consolidated Statements of Comprehensive Income Information
For the Three and Nine Months Ended September 30, 2003

	Three months ended		Nine months ended
	September 30, 2003		September 30, 2003
	As Previously		As Previously
(Amounts in thousands)	Reported	As Restated	Reported	As Restated
Net earnings	$10,599	$9,874	$32,067	$29,799
Other comprehensive income (expense):
Foreign currency translation adjustments, net of tax	(4,577)	(5,244)	27,483	32,655
Cash flow hedging activity, net of tax	1,429	1,081	164	687

Other comprehensive (loss) income	(3,148)	(4,163)	27,647	33,342

Comprehensive income	$7,451	$5,711	$59,714	$63,141

     Our consolidated statement of cash flows for the nine months ended September 30, 2003, was also restated for the items discussed above. The following table presents the major subtotals in our 2003 consolidated statements of cash flows and the related impact of the restatement adjustments discussed above:

Condensed Consolidated Statements of Cash Flows Information
For the Nine Months Ended September 30, 2003

	Nine months ended
	September 30, 2003
	As
	Previously
(Amounts in thousands)	Reported	As Restated
Net cash flows provided (used) by:
Operating activities	$113,367	$115,530
Investing activities	(16,910)	(16,910)
Financing activities	(122,767)	(121,428)
Effect of exchange rate changes on cash	6,991	6,991

Net change in cash and cash equivalents	(19,319)	(15,817)

Cash and cash equivalents at beginning of year	49,293	48,991

Cash and cash equivalents at end of period	$29,974	$33,174

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

     GMBU generated the following results of operations:

	Three Months Ended September 30,
	2004	2003
(Amounts in millions)		(As restated)
Sales	$7.4	$5.8
Cost of sales	6.0	5.7
Selling, general and administrative expense	0.7	0.5

Earnings (loss) before income taxes	0.7	(0.4)
Provision (benefit) for income taxes	0.2	(0.1)

Results for discontinued operations, net of tax	$0.5	$(0.3)

	Nine Months Ended September 30,
	2004	2003
(Amounts in millions)		(As restated)
Sales	$19.1	$17.0
Cost of sales	15.3	14.8
Selling, general and administrative expense	2.3	1.8

Earnings before income taxes	1.5	0.4
Provision for income taxes	0.5	0.1

Results for discontinued operations, net of tax	$1.0	$0.3

     GMBU’s assets and liabilities have been reclassified to prepaid expenses and other, property, plant and equipment, net, accounts payable and accrued liabilities to reflect discontinued operations. As of September 30, 2004 and December 31, 2003, GMBU’s assets and liabilities consisted of the following:

	September 30,	December 31,
(Amounts in millions)	2004	2003
Accounts receivable, net	$3.3	$3.9
Inventory, net	6.4	5.7
Property, plant and equipment, net	1.3	1.6
Goodwill	7.8	7.8
Other intangible assets, net	1.4	1.4

Total assets	$20.2	$20.4

Accounts payable	$2.6	$3.3
Accrued liabilities	0.2	2.0

Total liabilities	$2.8	$5.3

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
5. Derivative Instruments and Hedges
     We enter into forward contracts to hedge our risk associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction. Our risk management and derivatives policy specify the conditions in which we enter into derivative contracts. As of September 30, 2004, we have approximately $83.4 million of notional amount in outstanding contracts with third parties. As of September 30, 2004, the maximum length of any forward contract in place was 20 months.
     Certain of our forward contracts do not qualify for hedge accounting. The fair value of these outstanding forward contracts at September 30, 2004 was an asset of $0.8 million and an asset of $4.7 million at December 31, 2003. Unrealized losses from the changes in the fair value of these forward contracts of $3,000 and $0.3 million for the quarters ended September 30, 2004 and 2003, respectively, and $4.6 million and $1.5 million for the nine months ended September 30, 2004 and 2003, respectively, are included in other expense, net in the consolidated statements of operations. The fair value of outstanding forward contracts qualifying for hedge accounting at September 30, 2004 was an asset of $0.1 million and a liability of $2.3 million at December 31, 2003. Unrealized gains (losses) from the changes in the fair value of qualifying forward contracts and the associated underlying exposures of $(49,000) and $144,000, net of tax, for the quarters ended September 30, 2004 and 2003, respectively, and $86,000 and $189,000, net of tax, for the nine months ended September 30, 2004 and 2003, respectively, are included in other comprehensive income (loss).
     Also as part of our risk management program, we enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. As of September 30, 2004, we have $125 million of notional amount in outstanding interest rate swaps with third parties. As of September 30, 2004, the maximum remaining length of any interest rate contract in place was approximately 26 months. The fair value of the interest rate swap agreements was a liability of $4.6 million and $7.6 million at September 30, 2004 and December 31, 2003, respectively. Unrealized gains from the changes in fair value of our interest rate swap agreements, net of reclassifications, of $2.1 million and $1.0 million, net of tax, for the quarters ended September 30, 2004 and 2003, respectively, and $1.8 million and $0.2 million, net of tax, for the nine months ended September 30, 2004 and 2003, respectively, are included in other comprehensive income (loss).
     During the third quarter of 2004, we entered into a compound derivative contract to hedge exposure to both currency translation and interest rate risks associated with our European Investment Bank (“EIB”) loan. The notional amount of the derivative was $85 million, and it served to convert floating rate interest rate risk to a fixed rate, as well as U.S. dollar currency risk to Euros. The derivative matures in 2011. At September 31, 2004, the fair value of this derivative was a liability of $6.0 million. This derivative did not qualify for hedge accounting. The unrealized loss on the derivative, offset with the foreign currency translation gain on the underlying loan aggregates to $3.1 million for the three months ended September 30, 2004, and is included in other expense, net in the consolidated statements of operations.
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

6. Debt
     Debt, including capital lease obligations, consisted of:

	September 30,	December 31,
(Amounts in thousands)	2004	2003
Term Loan Tranche A:
U.S. Dollar Tranches, interest rate of 4.47% in 2004 and 3.74% in 2003	$138,524	$200,004
Euro Tranche, interest rate of 4.62% in 2004 and 4.65% in 2003	12,152	12,292
Term Loan Tranche C, interest rate of 4.67% in 2004 and 4.00% in 2003	374,473	465,473
Senior Subordinated Notes, net of discount, coupon of 12.25%:
U.S. Dollar denominated	186,938	186,739
Euro denominated	80,162	80,998
EIB loan, interest rate of 1.76% in 2004	85,000	—
Receivable factoring obligations	4,189	4,543
Capital lease obligations and other	599	752

Debt and capital lease obligations	882,037	950,801
Less amounts due within one year	70,636	71,035

Total debt due after one year	$811,401	$879,766

2000 Credit Facilities
     As of September 30, 2004 and December 31, 2003, our 2000 Credit Facilities were composed of Tranche A and Tranche C term loans and a revolving line of credit. Tranche A consisted of a U.S. dollar denominated tranche and a Euro denominated tranche, the latter of which was a term note due in 2006. During the nine months ended September 30, 2004, we made scheduled, mandatory and optional debt payments of $27.5 million, $85.0 million and $40.0 million, respectively. During the remainder of 2004, we made mandatory and optional principal payments of $82.9 million and $120.0 million, respectively.
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
     As part of the 2000 Credit Facilities, we also had a $300 million revolving line of credit that was set to expire in June 2006. The revolving line of credit allows us to issue up to $200 million in letters of credit. No amounts were outstanding under the revolving line of credit at September 30, 2004 or December 31, 2003. We had outstanding letters of credit of $48.2 million at September 30, 2004 under the revolving line of credit, which reduced borrowing capacity to $251.8 million, compared with a borrowing capacity of $257.3 million at December 31, 2003.
     We were required, under certain circumstances as defined in the 2000 Credit Facilities, to use a percentage of excess cash generated from operations to reduce the outstanding principal of the term loans in the following year. Based upon the annual calculations performed at December 31, 2003, no additional principal payments became due in 2004 under this provision.
Senior Subordinated Notes
     At September 30, 2004, we had $188.5 million and €65 million (equivalent to $80.8 million at September 30, 2004) face value of Senior Subordinated Notes outstanding. The Senior Subordinated Notes were originally issued in 2000 at a discount to yield 12.5%, but have a coupon interest rate of 12.25%. Interest on these notes was payable semi-annually in February and August. In August 2005, all remaining Senior Subordinated Notes outstanding were called by us at 106.125% of face value as specified in the loan agreement and repaid, along with accrued interest.
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
     In August 2004, we borrowed $85 million at a floating interest rate based on 3-month U.S. LIBOR that resets quarterly. As of September 30, 2004, the interest rate was 1.76%. The maturity of the amount drawn is June 15, 2011, but may be repaid at any time without penalty. Concurrent with borrowing the $85 million we entered into a derivative contract with a third party financial institution, swapped this principal amount to €70.6 million and fixed the LIBOR portion of the interest rate to a fixed interest rate of 4.19% through the scheduled repayment date. We have not applied hedge accounting to the derivative contract, and the unrealized loss on the derivative, offset with the foreign currency translation gain on the underlying loan aggregates to $3.1 million for the three months ended September 30, 2004, and is included in other expense, net in the consolidated statements of operations.
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
     Inventories and the method of determining costs were:

	September 30,	December 31,
(Amounts in thousands)	2004	2003
Raw materials	$127,818	$115,695
Work in process	216,252	229,049
Finished goods	246,511	230,234
Less: Progress billings	(81,759)	(92,490)
Less: Excess and obsolete reserve	(44,958)	(43,354)

	463,864	439,134
LIFO reserve	(27,768)	(26,760)

Net inventory	$436,096	$412,374

Percent of inventory accounted for by:
LIFO	51%	50%
FIFO	49%	50%

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
     We established a restructuring program reserve upon acquisition of IFC, and recognized additional accruals of $4.5 million in 2003 for this program, including $3.2 million during the first nine months, primarily related to the closure of certain valve service facilities and the related reductions in workforce. Cash expenditures against the accrual were $11.6 million in 2003, including $9.5 million during the first nine months, and $2.7 million during the first nine months of 2004. The remaining accrual of $6.6 million reflects payments to be made in 2004 and beyond for severance obligations due to terminated personnel in Europe of $4.0 million as well as lease and other contract termination and exit costs of $2.6 million.
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
     The following illustrates activity related to the IFC restructuring reserve:

	Other Exit
(Amounts in millions)	Severance	Costs	Total

Balance at January 1, 2003	$10.7	$5.7	$16.4
Additional accruals	3.8	0.7	4.5
Cash expenditures	(8.8)	(2.8)	(11.6)

Balance at December 31, 2003	5.7	3.6	9.3
Cash expenditures	(0.9)	(0.4)	(1.3)

Balance at March 31, 2004	4.8	3.2	8.0
Cash expenditures	(0.4)	(0.3)	(0.7)

Balance at June 30, 2004	4.4	2.9	7.3
Cash expenditures	(0.4)	(0.3)	(0.7)

Balance at September 30, 2004	$4.0	$2.6	$6.6

Integration Costs – IFC
     We did not incur acquisition-related integration expenses in 2004. During the three and nine months ended September 30, 2003, we incurred acquisition-related integration expense in conjunction with IFC, which is summarized below:

	Three Months	Nine Months
	ended September 30,	ended September 30,
(Amounts in millions)	2003	2003

Personnel and related costs	$1.0	$7.3
Transfer of product lines	0.7	4.1
Asset impairments	—	0.8
Other	2.1	3.7

IFC integration expense	$3.8	$15.9

Cash expense	$3.1	$14.3
Non-cash expense	0.7	1.6

IFC integration expense	$3.8	$15.9

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
9. Earnings Per Share
     Basic and diluted earnings per weighted average share outstanding were calculated as follows:

	Quarter Ended September 30,
	2004	2003
(Amounts in thousands, except per share amounts)		(As restated)
Income from continuing operations	$5,955	$10,112

Net earnings	$6,368	$9,874

Denominator for basic earnings per share — weighted average shares	55,174	55,148
Effect of potentially dilutive securities	607	227

Denominator for diluted earnings per share — weighted average shares	55,781	55,375

Net earnings per share:
Basic:
Continuing operations	$0.11	$0.18
Net earnings	0.12	0.18
Diluted:
Continuing operations	$0.10	$0.18
Net earnings	0.11	0.18

	Nine Months Ended September 30,
	2004	2003
(Amounts in thousands, except per share amounts)		(As restated)
Income from continuing operations	$18,808	$29,564

Net earnings	$19,783	$29,799

Denominator for basic earnings per share — weighted average shares	54,976	55,138
Effect of potentially dilutive securities	552	104

Denominator for diluted earnings per share — weighted average shares	55,528	55,242

Net earnings per share:
Basic:
Continuing operations	$0.34	$0.54
Net earnings	0.36	0.54
Diluted:
Continuing operations	$0.33	$0.54
Net earnings	0.35	0.54
     Options outstanding with an exercise price greater than the average market price of the common stock were not included in the computation of diluted earnings per share.
     The following summarizes options to purchase common stock that were excluded from the computations of potentially dilutive securities:

	Quarter Ended September 30,
	2004	2003
Total number excluded	926,960	1,240,679
Weighted average exercise price	$27.40	$27.12

	Nine Months Ended September 30,
	2004	2003
Total number excluded	1,040,346	3,063,360
Weighted average exercise price	$26.52	$21.91
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
11. Retirement and Postretirement Benefits
     Components of the net periodic cost (benefit) for the three months ended September 30, 2004 and 2003 were as follows:

	U.S.		Non-U.S.		Postretirement
	Defined Benefit Plans		Defined Benefit Plans		Medical Benefits
(Amounts in millions)	2004	2003	2004	2003	2004	2003

Net periodic cost (benefit)
Service cost	$3.5	$3.4	$0.9	$0.6	$0.1	$—
Interest cost	3.8	4.0	2.2	1.9	1.3	1.5
Expected return on plan assets	(4.3)	(4.3)	(1.1)	(0.9)	—	—
Curtailments/settlements	0.6	0.7	—	—	—	—
Amortization of unrecognized net loss	0.6	0.2	0.3	0.4	0.4	0.3
Amortization of prior service costs	(0.3)	(0.3)	—	—	(0.8)	(0.8)

Net cost recognized	$3.9	$3.7	$2.3	$2.0	$1.0	$1.0

     Components of the net periodic cost (benefit) for the nine months ended September 30, 2004 and 2003 were as follows:

	U.S.		Non-U.S.		Postretirement
	Defined Benefit Plans		Defined Benefit Plans		Medical Benefits
(Amounts in millions)	2004	2003	2004	2003	2004	2003

Net periodic cost (benefit)
Service cost	$10.4	$10.1	$2.5	$1.9	$0.1	$0.2
Interest cost	11.6	11.9	6.6	5.8	4.0	4.4
Expected return on plan assets	(13.0)	(12.9)	(3.3)	(2.8)	—	—
Curtailments/settlements	0.6	0.5	—	0.1	—	—
Amortization of unrecognized net loss	1.9	0.6	1.0	1.0	1.1	1.0
Amortization of prior service costs	(1.0)	(1.0)	—	—	(2.3)	(2.5)

Net cost recognized	$10.5	$9.2	$6.8	$6.0	$2.9	$3.1

12. Income taxes
     For the three months ended September 30, 2004, we earned $15.9 million before taxes and provided for income taxes of $9.9 million, resulting in an effective tax rate of 62.5%. For the nine months ended September 30, 2004, we earned $52.5 million before taxes and provided for income taxes of $33.7 million, resulting in an effective tax rate of 64.2%. The effective tax rate varied from the U.S. federal statutory rate for the three and nine months ended September 30, 2004 primarily due to the impact of increased foreign earnings repatriation used to pay down U.S. debt.
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

				Subtotal –
Three Months Ended September 30, 2004	Flowserve	Flow	Flow	Reportable		Consolidated
(amounts in thousands)	Pump	Solutions	Control	Segments	All Other	Total
Sales to external customers	$322,468	$88,749	$239,479	$650,696	$1,438	$652,134
Intersegment sales	1,362	7,143	1,052	9,557	(9,557)	—
Segment operating income	23,482	18,761	17,020	59,263	(17,837)	41,426

Three Months Ended September 30, 2003				Subtotal –
(As restated)	Flowserve	Flow	Flow	Reportable		Consolidated
(amounts in thousands)	Pump	Solutions	Control	Segments	All Other	Total
Sales to external customers	$256,730	$84,059	$213,367	$554,156	$1,799	$555,955
Intersegment sales	1,148	5,211	966	7,325	(7,325)	—
Segment operating income (before special items) (1)	16,225	17,129	11,329	44,683	(7,884)	36,799

(1)	Special items reflect costs associated with the IFC acquisition including $3.8 million of integration expense and $0 of restructuring expense.
     A reconciliation of total consolidated operating income before special items to consolidated earnings before income taxes follows:

	Three Months Ended September 30,
	2004	2003
(amounts in thousands)		(As restated)
Total consolidated operating income (before special items)	$41,426	$36,799
Less:
Net interest expense	(20,492)	(19,129)
Loss on optional prepayments of debt	(963)	(369)
Other expense, net	(4,107)	(1,353)
Special items:
Integration expense	—	3,836

Earnings before income taxes	$15,864	$12,112

				Subtotal –
Nine Months Ended September 30, 2004	Flowserve	Flow	Flow	Reportable		Consolidated
(amounts in thousands)	Pump	Solutions	Control	Segments	All Other	Total
Sales to external customers	$935,615	$266,309	$699,647	$1,901,571	$4,189	$1,905,760
Intersegment sales	4,328	22,297	3,405	30,030	(30,030)	—
Segment operating income	64,620	54,524	50,337	169,481	(47,255)	122,226

Nine Months Ended September 30, 2003				Subtotal –
(As restated)	Flowserve	Flow	Flow	Reportable		Consolidated
(amounts in thousands)	Pump	Solutions	Control	Segments	All Other	Total
Sales to external customers	$821,890	$247,623	$647,432	$1,716,945	$4,379	$1,721,324
Intersegment sales	4,274	17,141	5,102	26,517	(26,517)	—
Segment operating income (before special items) (1)	57,831	50,242	44,548	152,621	(24,226)	128,395

(1)	Special items reflect costs associated with the IFC acquisition including $15.9 million of integration expense and $1.8 million of restructuring expense.
     A reconciliation of total consolidated operating income before special items to consolidated earnings before income taxes follows:

	Nine Months Ended September 30,
	2004	2003
(amounts in thousands)		(As restated)
Total consolidated operating income (before special items)	$122,226	$128,395
Less:
Net interest expense	(59,758)	(60,033)
Loss on optional prepayments of debt	(1,048)	(1,008)
Other expense, net	(8,916)	(5,551)
Special items:
Integration expense	—	15,908
Restructuring expense	—	1,820

Earnings before income taxes	$52,504	$44,075

14. Subsequent Events
Financing Matters
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
RECENT DEVELOPMENTS
Restatement
     This Quarterly Report includes our restated condensed consolidated financial statements for the three and nine months ended September 30, 2003 resulting from our 2004 Restatement.
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
     The impact of the 2004 Restatement decreased sales for the three and nine months ended September 30, 2003 by $3.4 million and $4.9 million, respectively, decreased net earnings for the three and nine months ended September 30, 2003 by $0.7 million and $2.3 million, respectively. Diluted net earnings per share decreased by $0.01 and $0.04 per share for the three and nine months ended September 30, 2003, respectively.
     For further discussion of recent developments, see Note 14 to our condensed consolidated financial statements included in this Quarterly Report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2004 Annual Report.
RESULTS OF OPERATIONS — Three and Nine Months ended September 30, 2004 and 2003
Consolidated Results
Bookings, Sales and Backlog

	Quarter Ended September 30,
(Amounts in millions)	2004	2003
		(As restated)
Bookings	$664.7	$581.0
Sales	652.1	556.0
Backlog	896.6	834.4

	Nine Months Ended September 30,
(Amounts in millions)	2004	2003
		(As restated)
Bookings	$1,997.7	$1,811.4
Sales	1,905.8	1,721.3
Backlog	896.6	834.4
     We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacture, service or support. Bookings for the three months ended September 30, 2004 increased by $61.5 million, or 10.6%, excluding currency benefits of approximately $22 million, as compared with the same period in 2003. Bookings for the nine months ended September 30, 2004 increased by $99.4 million, or 5.5%, excluding currency benefits of approximately $87 million, as compared with the same period in 2003. The increases are primarily attributable to our acquisition of the remaining 75% of TKL in March 2004, which contributed $15.5 million and $29.2 million for the three and nine months ended September 30, 2004, respectively, and is included in our Flowserve Pump Division, and strengthening markets in the oil and gas industry, as well as the North American and European regions.
     Sales for the three months ended September 30, 2004 increased by $73.5 million, or 13.2%, excluding currency benefits of approximately $23 million, as compared with the same period in 2003. Sales for the nine months ended September 30, 2004 increased by $101.6 million, or 5.9%, excluding currency benefits of approximately $83 million, as compared with the same period in 2003. The increases are primarily attributable to our acquisition of the remaining 75% of TKL in March 2004, which contributed $11.0 million and $25.1 million for the three and nine months ended September 30, 2004, respectively, and is included in our Flowserve Pump Division, and strengthening markets in the oil and gas industry, as well as the North American and European regions.
     Net sales to international customers, including export sales from the U.S., were 63% of sales in the third quarter of 2004 compared with 60% in the same period in 2003, and 63% of sales in the first nine months of 2004 as compared with 57% in the same period in 2003. Favorable currency translation was the primary factor for the increase in 2004 compared with the prior period.
     Backlog represents the accumulation of uncompleted customer orders. Backlog at September 30, 2004 increased by $35.8 million, or 4.3%, excluding currency benefits of approximately $26 million, as compared with September 30, 2003. The backlog increase compared with the prior year resulted from increased bookings during the third quarter of 2004.
Gross Profit and Gross Profit Margin

	Quarter Ended September 30,
(Amounts in millions)	2004	2003
		(As restated)
Gross profit	$193.8	$168.7
Gross profit margin	29.7%	30.3%

	Nine Months Ended September 30,
(Amounts in millions)	2004	2003
		(As restated)
Gross profit	$570.4	$517.4
Gross profit margin	29.9%	30.1%
     Gross profit margin of 29.7% for the three months ending September 30, 2004 decreased from 30.3% for the same period in 2003, primarily due to increased price competition and warranty costs experienced by our Flowserve Pump Division. Gross profit margin of 29.9% for the nine months ending September 30, 2004 was relatively flat with the same period in 2003.

Selling, General and Administrative Expense (“SG&A”)

	Quarter Ended September 30,
(Amounts in millions)	2004	2003
		(As restated)
SG&A expense	$152.4	$131.9
SG&A expense as a percentage of sales	23.4%	23.7%

	Nine Months Ended September 30,
(Amounts in millions)	2004	2003
		(As restated)
SG&A expense	$448.2	$389.0
SG&A expense as a percentage of sales	23.5%	22.6%
     SG&A for the three months ended September 30, 2004 increased by $16.5 million, or 12.5%, excluding currency effects of approximately $4 million, as compared with the same period in 2003. The increase in SG&A is due primarily to higher professional fees of $7.7 million generally related to the restatement and legal matters, as well as higher incentive compensation accruals of $7.8 million.
     SG&A for the nine months ended September 30, 2004 increased by $43.1 million, or 11.1%, excluding currency effects of approximately $16 million, as compared with the same period in 2003. The increase in SG&A is due primarily to higher professional fees of $23.8 million generally related to the restatement and legal matters, as well as higher incentive compensation accruals of $12.1 million.
Integration and Restructuring Expense

	Quarter Ended September 30,
(Amounts in millions)	2004	2003
		(As restated)
Integration expense	$—	$3.8
Restructuring expense	—	—

	Nine Months Ended September 30,
(Amounts in millions)	2004	2003
		(As restated)
Integration expense	$—	$15.9
Restructuring expense	—	1.8
     There were no integration or restructuring expenses in 2004 due to the substantial completion of the program at the end of 2003. The integration and restructuring expenses in 2003 relate to the integration of IFC into the Flow Control Division. Integration expense represents period costs associated with IFC acquisition-related reorganizations such as relocation of product lines from closed to receiving facilities, realignment of receiving facilities, performance and retention bonuses, idle manufacturing costs, costs related to the integration team and asset impairments. Restructuring expense represents severance and other exit costs related to our valve facility closures and reductions in work force. We have largely completed our restructuring and integration activities related to IFC, except for completion of certain European integration activities. See the discussion on “Restructuring and Acquisition Related Charges” included in this Management’s Discussion and Analysis for a more detailed description of the integration and restructuring program.
Operating Income

	Quarter Ended September 30,
(Amounts in millions)	2004	2003
		(As restated)
Operating income	$41.4	$33.0
Operating income as a percentage of sales	6.3%	5.9%

	Nine Months Ended September 30,
(Amounts in millions)	2004	2003
		(As restated)
Operating income	$122.2	$110.7
Operating income as a percentage of sales	6.4%	6.4%
     Operating income for the three months ended September 30, 2004 increased by $5.7 million, or 17.4%, excluding currency benefits of approximately $3 million, as compared with the same period in 2003. The increase is primarily a result of the decrease of $3.8 million in integration and restructuring expenses in 2004, as well as improved cost controls that resulted in decreased administrative costs by our divisions. These are partially offset by the increase in SG&A discussed above.
     Operating income for the nine months ended September 30, 2004 increased by $2.6 million, or 2.4%, excluding currency benefits of approximately $9 million, as compared with the same period in 2003. The increase is primarily a result of the decrease of $17.7 million in integration and restructuring expenses in 2004 partially offset by the increase in SG&A discussed above.
Interest Expense, Interest Income and Loss on Repayment of Debt

	Quarter Ended September 30,
(Amounts in millions)	2004	2003
		(As restated)
Interest expense	$21.2	$20.9
Interest income	0.7	1.7
Loss on optional prepayments of debt	1.0	0.4

	Nine Months Ended September 30,
(Amounts in millions)	2004	2003
		(As restated)
Interest expense	$61.0	$63.3
Interest income	1.2	3.3
Loss on optional prepayments of debt	1.0	1.0
     Interest expense for the three months ended September 30, 2004 increased by $0.3 million as compared with the same period in 2003, primarily due to increased interest rates in 2004. Interest expense for the nine months ended September 30, 2004 decreased by $2.3 million, as compared with the same period in 2003 primarily due to reduced debt levels associated with optional and scheduled debt paydowns since September 30, 2003. Approximately 54% of our debt was at fixed rates at September 30, 2004, including the effects of $125 million notional interest rate swaps.
     Interest income was lower than the first quarter of 2003 due to a lower average cash balance in 2004.
     During both the three and nine months ended September 30, 2004, we recognized expenses of $1.0 million, for the write-off of unamortized prepaid financing fees related to optional debt repayments of $40.0 million. For the same periods in 2003, we incurred expenses of $0.4 million and $1.0 million, respectively, related to optional debt prepayments.
Other Expense, net

	Quarter Ended September 30,
(Amounts in millions)	2004	2003
		(As restated)
Other expense, net	$(4.1)	$(1.4)

	Nine Months Ended September 30,
(Amounts in millions)	2004	2003
		(As restated)
Other expense, net	$(8.9)	$(5.6)
     Other expense, net for the three months ended September 30, 2004 increased by $2.7 million as compared with the same period in 2003 primarily due to increases in foreign currency transaction losses, partially offset by unrealized gains on forward contracts that did not qualify for hedge accounting.
     Other expense, net for the nine months ended September 30, 2004 increased by $3.3 million as compared with the same period in 2003 due to increases in unrealized losses on forward contracts that did not qualify for hedge accounting and increases in foreign currency transaction losses.
Tax Expense and Tax Rate

	Quarter Ended September 30,
(Amounts in millions)	2004	2003
		(As restated)
Provision for income tax	$9.9	$2.0
Effective tax rate	62.5%	16.5%

	Nine Months Ended September 30,
(Amounts in millions)	2004	2003
		(As restated)
Provision for income tax	$33.7	$14.5
Effective tax rate	64.2%	32.9%
     Our effective tax rate of 62.5% for the three months ended September 30, 2004 increased from 16.5% for the same period in 2003. Our effective tax rate of 64.2% for the nine months ended September 30, 2004 increased from 32.9% for the same period in 2003. The increases are due to increased foreign earnings repatriation in 2004 used to pay down U.S. debt. We utilized prior year foreign tax credit carry forwards against the tax liability resulting from these repatriations. However, the benefit of a significant portion of these foreign tax credit carry forwards was recognized in prior years’ effective tax rates. Also, our effective tax rate was significantly lower in 2003 resulting from the recognition of a significant U.S. tax refund received in the third quarter of 2003.
Net Earnings and Earnings Per Share

	Quarter Ended September 30,
(Amounts in millions)	2004	2003
		(As restated)
Income from continuing operations	$6.0	$10.1
Net earnings	6.4	9.9
Net earnings per share from continuing operations — diluted	0.10	0.18
Net earnings per share — diluted	0.11	0.18
Average diluted shares	55.7	55.4

	Nine Months Ended September 30,
(Amounts in millions)	2004	2003
		(As restated)
Income from continuing operations	$18.8	$29.6
Net earnings	19.8	29.8
Net earnings per share from continuing operations — diluted	0.33	0.54
Net earnings per share — diluted	0.35	0.54
Average diluted shares	55.5	55.2
     Net earnings for the three months ended September 30, 2004 decreased by $3.5 million, or 35.4%, as compared with the same period in 2003, and net earnings per share decreased $0.06 over the same period. The decrease in net earnings reflects the increases in SG&A and tax expense discussed above, which are partially offset by the decrease in integration and restructuring expenses.
     Net earnings for the nine months ended September 30, 2004 decreased by $10.0 million, or 33.6%, as compared with the same period in 2003, and net earnings per share decreased $0.18 over the same period. The decrease in net earnings reflects the increases in SG&A and tax expense discussed above, which are partially offset by the decrease in integration and restructuring expenses, as well as the decrease in interest expense.
     Average diluted shares were relatively flat in the first nine months of 2004 compared with the same period in 2003.
Other Comprehensive Income (Loss)

	Quarter Ended September 30,
(Amounts in millions)	2004	2003
		(As restated)
Other comprehensive income (loss)	$(1.5)	$(4.2)

	Nine Months Ended September 30,
(Amounts in millions)	2004	2003
		(As restated)
Other comprehensive income (loss)	$(15.4)	$33.3
     Other comprehensive income (loss) for the three months ended September 30, 2004 increased $2.7 million as compared with the same period in 2003, reflecting an increase in unrealized hedging losses, partially offset by a strengthening of the Euro during the three-month period ended September 30, 2004, as compared with a slight weakening of the Euro during the same period in 2003.
     Other comprehensive income (loss) for the nine months ended September 30, 2004 decreased $48.7 million as compared with the same period in 2003, reflecting a weakening of the Euro during the nine-month period ended September 30, 2004, as compared with a strengthening of the Euro during the same period in 2003, as well as an increase in unrealized hedging losses.
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

	Quarter Ended September 30,
(Amounts in millions)	2004	2003
		(As restated)
Bookings	$349.7	$281.5
Sales	323.8	257.9
Gross profit	82.9	67.4
Gross profit margin	25.6%	26.1%
Operating income	23.5	16.2
Operating income as a percentage of sales	7.3%	6.3%
Backlog	628.3	584.8

	Nine Months Ended September 30,
(Amounts in millions)	2004	2003
		(As restated)
Bookings	$1,011.1	$904.7
Sales	939.9	826.2
Gross profit	235.7	204.8
Gross profit margin	25.1%	24.8%
Operating income	64.6	57.8
Operating income as a percentage of sales	6.9%	7.0%
Backlog	628.3	584.8
     Bookings for the three months ended September 30, 2004 increased by $56.3 million, or 20.0%, excluding currency benefits of approximately $12 million, as compared with the same period in 2003. The increase is primarily attributable to our acquisition of the remaining 75% of TKL in March 2004, which contributed $15.5 million, and the strength of the oil and gas industry due to sustained high crude oil prices, which contributed to increased bookings in both North America and Europe.
     Bookings for the nine months ended September 30, 2004 increased by $63.1 million, or 7.0%, excluding currency benefits of approximately $43 million, as compared with the same period in 2003. The increase is primarily attributable to our acquisition of the remaining 75% of TKL in March 2004, which contributed $29.2 million, and improvements in the oil and gas industry.
     Sales for the three months ended September 30, 2004 increased by $54.6 million, or 21.2%, excluding currency benefits of approximately $11 million, as compared with the same period in 2003. The increase is attributable to our acquisition of the remaining 75% of TKL in March 2004, which contributed $11.0 million, and an increase in aftermarket sales in Europe.
     Sales for the nine months ended September 30, 2004 increased by $72.0 million, or 8.7%, excluding currency benefits of approximately $42 million, as compared with the same period in 2003. The increase is attributable to our acquisition of the remaining 75% of TKL in March 2004, which contributed $25.1 million, and improvements in the oil and gas industry.
     Gross profit margin of 25.6% for the three months ending September 30, 2004 decreased from 26.1% for the same period in 2003. The decrease is due to increased price competition and warranty costs, partially offset by an increase in higher margin aftermarket sales. Gross profit margin of 25.1% for the nine months ending September 30, 2004 increased slightly from 24.8% for the same period in 2003.
     Operating income for the three months ended September 30, 2004 increased by $6.0 million, or 37.2%, excluding currency benefits of approximately $1 million, as compared with the same period in 2003. The increase is due to improvements in administrative cost controls and improved collection of past due accounts, as well as a contribution of $0.8 million due to our acquisition of the remaining 75% of TKL. These improvements are partially offset by an increase in incentive compensation of $2.3 million and an increase in professional fees of $1.2 million.
     Operating income for the nine months ended September 30, 2004 increased by $2.9 million, or 5.0%, excluding currency benefits of approximately $4 million, as compared with the same period in 2003. The increase is due primarily to our acquisition of the remaining 75% of TKL in March 2004, which contributed $1.8 million, and the slight increase in gross profit margin. These benefits are partially offset by an increase in incentive compensation of $4.2 million and an increase in professional fees, primarily legal, of $5.9 million.
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

	Quarter Ended September 30,
(Amounts in millions)	2004	2003
		(As restated)
Bookings	$228.9	$216.5
Sales	240.5	214.3
Gross profit	69.5	62.4
Gross profit margin	28.9%	29.1%
Operating income (before special items)	17.0	11.3
Integration expense	—	3.8
Operating income (after special items)	17.0	7.5
Operating income (before special items) as a percentage of sales	7.1%	5.3%
Backlog	234.6	215.9

	Nine Months Ended September 30,
(Amounts in millions)	2004	2003
		(As restated)
Bookings	$725.6	$662.2
Sales	703.1	652.5
Gross profit	209.0	195.4
Gross profit margin	29.7%	29.9%
Operating income (before special items)	50.3	44.5
Integration expense	—	15.9
Restructuring expense	—	1.8
Operating income (after special items)	50.3	26.8
Operating income (before special items) as a percentage of sales	7.2%	6.8%
Backlog	234.6	215.9

     Bookings for the three months ended September 30, 2004 increased by $3.8 million, or 1.7%, excluding currency benefits of approximately $9 million, as compared with the same period in 2003. The increase is due to $10.2 million in increased bookings related to control and process valves out of North America and a $1.0 million increase in Europe, the Middle East and Africa (“EMA”), primarily related to process valves in the United Kingdom. The bookings decreased by $5.2 million in Asia Pacific and by $2.3 million in the industrial services group. The decreases in Asia Pacific relate to decreases in Australia and Singapore, where control and process valves saw weakness in many end markets.
     Bookings for the nine months ended September 30, 2004 increased by $28.4 million, or 4.3%, excluding currency benefits of approximately $35 million, as compared with the same period in 2003. The increase is due to the strengthening of markets in North America and EMA. The North American increase of $24.4 million reflects strengthening in many customer markets in process and control valves, with the increase in EMA of $20.4 million attributable to strong project bookings in the United Kingdom, Sweden and Germany across all customer markets. These increases were partially offset by $7.9 million of lower bookings for the industrial services group and by smaller decreases in bookings for Asia Pacific, primarily related to Australia.
     Sales for the three months ended September 30, 2004 increased by $16.7 million, or 7.8%, excluding currency benefits of approximately $10 million, as compared with the same period in 2003. The increase is predominantly attributable to an $11.8 million increase in North America and a $3.4 million increase in Asia Pacific. The North American results reflect increased project business across all customer markets, whereas the Asia Pacific results primarily reflect the improvement in the project business for controls valves and, to a lesser extent, the power market.
     Sales for the nine months ended September 30, 2004 increased by $17.8 million, or 2.7%, excluding currency benefits of approximately $33 million, as compared with the same period in 2003. The increase is attributable to North American sales increases of $17.1 million particularly for project sales in many customer markets and to increased project sales of $6.7 million in Asia Pacific primarily reflective of improved Singapore sales levels in the controls sector. These increases were partially offset by lower sales by our industrial services group, reflective of softness in the service business.
     Gross profit margin of 28.9% and 29.7% for the three and nine months ending September 30, 2004, respectively, were relatively flat as compared with the same periods in 2003.
     Operating income (before special items) for the three months ended September 30, 2004 increased by $4.5 million, or 39.8%, excluding currency benefits of approximately $1 million, as compared with the same period in 2003. This increase in operating income is predominantly attributable to approximately $4.0 million of higher gross profit primarily generated from the increased North American and Asia Pacific sales. Also, operating income was favorably impacted by $0.8 million in lower employee benefit costs and $0.8 million in lower advertising costs, which were offset by $2.1 million in higher incentive compensation.
     Operating income (before special items) for the nine months ended September 30, 2004 increased by $2.3 million, or 5.1%, excluding currency benefits of approximately $4 million, as compared with the same period in 2003. The increase is attributable to approximately $3.0 million of higher gross profit, absent currency increases, associated with the aforementioned sales increases and decreases in employee benefit costs. Partially offsetting these positive effects are a $3.9 million increase in incentive compensation and a $1.2 million increase in professional fees. Special items during 2003 are associated with the acquisition and integration of IFC into FCD.
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

	Quarter Ended September 30,
(Amounts in millions)	2004	2003
		(As restated)
Bookings	$98.5	$88.7
Sales	95.9	89.3
Gross profit	42.2	38.0
Gross profit margin	44.0%	42.5%
Operating income	18.8	17.1
Operating income as a percentage of sales	19.6%	19.2%
Backlog	46.6	40.9

	Nine Months Ended September 30,
(Amounts in millions)	2004	2003
		(As restated)
Bookings	$294.0	$269.3
Sales	288.6	264.8
Gross profit	126.3	115.8
Gross profit margin	43.8%	43.7%
Operating income	54.5	50.2
Operating income as a percentage of sales	18.9%	19.0%
Backlog	46.6	40.9
     Bookings for the three months ended September 30, 2004 increased by $8.1 million, or 9.1%, excluding currency benefits of approximately $2 million, as compared with the same period in 2003. Bookings for the nine months ended September 30, 2004 increased by $16.2 million, or 6.0%, excluding currency benefits of approximately $9 million, as compared with the same period in 2003. The bookings improvement generally reflects FSD’s emphasis on end user business and success in establishing longer-term customer alliance programs. Increased market conditions and a focus on customer service also contributed to the increase.
     Sales for the three months ended September 30, 2004 increased by $4.8 million, or 5.4%, excluding currency benefits of approximately $2 million, as compared with the same period in 2003. Sales for the nine months ended September 30, 2004 increased by $15.5 million, or 5.8%, excluding currency benefits of approximately $8 million, as compared with the same period in 2003. As discussed above, the improved market conditions, combined with heightened levels of service and customer alliance programs have contributed to the sales growth.
     Gross profit margin of 44.0% for the three months ending September 30, 2004 increased from 42.5% for the same period in 2003. The increases are primarily attributable to increases in plant efficiencies and cost savings resulting from our Continuous Improvement Process (“CIP”) initiative, and are partially offset by increases in worldwide metals prices. Gross profit margin of 43.8% for the nine months ending September 30, 2004 was flat as compared to the same period in 2003.
     Operating income for the three months ended September 30, 2004 increased by $1.3 million, or 7.8%, as compared with the same period in 2003. Currency had a negligible impact on operating income for the quarter. Operating income for the nine months ended September 30, 2004 increased by $2.7 million, or 5.3%, excluding currency benefits of approximately $2 million, as compared with the same period in 2003. These improvements reflect the benefits of increased sales, as well as the operating efficiencies resulting from our CIP initiative.
RESTRUCTURING AND ACQUISITION RELATED CHARGES
Restructuring Costs
     In conjunction with the IFC acquisition during 2002, we initiated a restructuring program designed to reduce costs and eliminate excess capacity by closing 18 valve facilities, including 10 service facilities, and reducing sales and related support personnel. Our actions, some of which were approved and committed to in 2002 with the remaining actions approved and committed to in 2003, are expected to result in a gross reduction of approximately 889 positions and a net reduction of

\

approximately 662 positions. Net position eliminations represent the gross positions eliminated from the closed facilities offset by positions added at the receiving facilities, which are required to produce the products transferred into the receiving facilities.
     We established a restructuring program reserve upon acquisition of IFC, and recognized additional accruals of $4.5 million in 2003 for this program, including $3.2 million during the first nine months, primarily related to the closure of certain valve service facilities and the related reductions in workforce. Cash expenditures against the accrual were $11.6 million in 2003, including $9.5 million during the first nine months, and $2.7 million during the first nine months of 2004. The remaining accrual of $6.6 million reflects payments to be made in 2004 and beyond for severance obligations due to terminated personnel in Europe of $4.0 million as well as lease and other contract termination and exit costs of $2.6 million.
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
     The following illustrates activity related to the IFC restructuring reserve:

		Other Exit
(Amounts in millions)	Severance	Costs	Total

Balance at January 1, 2003	$10.7	$5.7	$16.4
Additional accruals	3.8	0.7	4.5
Cash expenditures	(8.8)	(2.8)	(11.6)

Balance at December 31, 2003	5.7	3.6	9.3
Cash expenditures	(0.9)	(0.4)	(1.3)

Balance at March 31, 2004	4.8	3.2	8.0
Cash expenditures	(0.4)	(0.3)	(0.7)

Balance at June 30, 2004	4.4	2.9	7.3
Cash expenditures	(0.4)	(0.3)	(0.7)

Balance at September 30, 2004	$4.0	$2.6	$6.6

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
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis

	Nine Months Ended September 30,
(Amounts in millions)	2004	2003
		(As restated)
Net cash flows provided by operating activities	$86.8	$115.5
Net cash flows used by investing activities	(33.9)	(16.9)
Net cash flows used by financing activities	(66.0)	(121.4)

     Cash generated by operations and borrowings available under our existing revolving credit facility are our primary sources of short-term liquidity. Our sources of operating cash include the sale of our products and services. Our cash balance at September 30, 2004 was $40.5 million, as compared with $53.5 million at December 31, 2003.
     Cash flows provided by operating activities in the first nine months of 2004 were $86.8 million, compared with $115.5 million in the first nine months of 2003. Working capital, excluding cash, was a source of operating cash flow of $3.8 million in the first nine months of 2004, compared with a source of $57.3 million in the prior year period. The reduction in working capital for the current period primarily reflects an increase of $18.7 million and $7.6 million in accrued liabilities and accounts payable, respectively, versus the prior year, partially offset by an increase in inventories of $20.9 million. The increase in accrued liabilities is due primarily to an increase in the accrual for annual incentive compensation, and the increase in accounts payable is primarily due to an increase in income taxes payable. The increase in inventory was generally due to the higher backlog.
     Accounts receivable for the first nine months generated $4.1 million of cash flow compared with generation of $67.3 million of cash flow in the prior year, however, days’ sales outstanding improved to 69 days from 72 days at September 30, 2003 due to the higher sales level. Inventory was a $20.9 million use of cash flow for the first nine months of 2004, compared with a $14.1 million source of cash in the prior year. Inventory turns improved to 4.2 times at September 30, 2004 compared with 3.8 times at September 30, 2003.
     We made the following quarterly contributions to our U.S. defined benefit pension plans:

Quarter ending:	2004	2003
	(Amounts in millions)
March 31	$0.2	$0.1
June 30	8.1	2.9
September 30	5.3	23.9
December 31	1.7	0.1

	$15.3	$27.0

     Cash flows used by investing activities in the first nine months of 2004 were $33.9 million, compared with $16.9 million in the first nine months of 2003. Cash outflows in 2004 were primarily due to capital expenditures, as well as the acquisition of TKL in March 2004 (described below). Cash outflows in 2003 were due primarily to capital expenditures.
     Cash flows used by financing activities in the first nine months of 2004 were $66.0 million, compared with $121.4 million in the first nine months of 2003. Cash outflows in both periods were primarily due to net payments of long-term debt.
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

Capital Expenditures
     Capital expenditures were $28.5 million for the nine months ended September 30, 2004, including approximately $5 million in July 2004 for the purchase of a building we previously leased for the manufacture of valves, compared with $19.1 million for the same period in 2003. Capital expenditures were funded primarily by operating cash flows. For each period, capital expenditures were invested in new and replacement machinery and equipment, information technology and acquisition integration activities, including structures and equipment required at receiving facilities. For the full year 2004, our capital expenditures were approximately $45 million. Certain of our facilities may face capacity constraints in the foreseeable future, which may lead to higher capital expenditure levels.
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
     During the nine months ended September 30, 2004, we made scheduled, mandatory and optional debt payments of $27.5 million, $85.0 million and $40.0 million, respectively. During the remainder of 2004, we made mandatory and optional principal payments of $82.9 million and $120.0 million, respectively.
Senior Subordinated Notes
     At September 30, 2004, we had $188.5 million and €65 million (equivalent to $80.8 million at September 30, 2004) face value of Senior Subordinated Notes outstanding. The Senior Subordinated Notes were originally issued in 2000 at a discount to yield 12.5%, but have a coupon interest rate of 12.25%. Interest on these notes was payable semi-annually in February and August. In August 2005, all remaining Senior Subordinated Notes outstanding were called by us at 106.125% of face value as specified in the loan agreement and repaid, along with accrued interest.
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
     In August 2004 we borrowed $85 million at a floating interest rate based on 3-month U.S. LIBOR that resets quarterly. As of December 31, 2004, the interest rate was 2.39%. The maturity of the amount drawn is June 15, 2011, but may be repaid at any time without penalty. Concurrent with borrowing the $85 million we entered into a derivative contract with a third party financial institution, swapped this principal amount to €70.6 million and fixed the LIBOR portion of the interest rate to a fixed interest rate of 4.19% through the scheduled repayment date. We have not applied hedge accounting to the derivative contract, and the unrealized loss on the derivative, offset with the foreign currency translation gain on the underlying loan aggregates to $3.1 million for the three months ended September 30, 2004, and is included in other expense, net in the consolidated statements of operations.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     Management’s discussion and analysis are based on our condensed consolidated financial statements and related footnotes contained within this report. Our more critical accounting policies used in the preparation of the consolidated financial statements were discussed in our Annual Report on Form 10-K for the year ended December 31, 2004. These critical policies, for which no significant changes have occurred in the nine months ended September 30, 2004, include:
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
     Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our 2000 Credit Facilities, which bear interest based on floating rates. At September 30, 2004, after the effect of interest rate swaps, we have approximately $400.1 million of variable rate debt obligations outstanding with a weighted average interest rate of 4.62%. A hypothetical change of 100-basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by approximately $3.0 million for the nine months ended September 30, 2004.
     We are exposed to credit-related losses in the event of non-performance by counterparties to financial instruments including interest rate swaps, but we expect all counterparties to meet their obligations given their creditworthiness. As of September 30, 2004, we have $210 million of notional amount in outstanding interest rate swaps with third parties with maturities through June 2011 compared to $215 million as of the same period in 2003.
     We employ a foreign currency hedging strategy to minimize potential losses in earnings or cash flows from unfavorable foreign currency exchange rate movements. These strategies also minimize potential gains from favorable exchange rate movements. Foreign currency exposures arise from transactions, including firm commitments and anticipated transactions, denominated in a currency other than an entity’s functional currency and from foreign-denominated revenues and profits translated back into U.S. dollars. Based on a sensitivity analysis at September 30, 2004, a 10% adverse change in the foreign currency exchange rates could impact our results of operations for the nine months ended September 30, 2004 by $5.1 million as shown below:

(Amounts in millions)
Euro	$2.2
Singapore dollar	0.7
Indian rupee	0.5
Venezuelan bolivar	0.3
Australian dollar	0.2
British pound	0.2
Mexican peso	0.2
Argentina peso	0.1
Swedish krona	0.1
All other	0.6

Total	$5.1

     Exposures are hedged primarily with foreign currency forward contracts that generally have maturity dates less than one year. Company policy allows foreign currency coverage only for identifiable foreign currency exposures and, therefore, we do not enter into foreign currency contracts for trading purposes where the objective would be to generate profits. As of September 30, 2004, we have a U.S. dollar equivalent of $83.4 million in outstanding forward contracts with third parties compared with $73.0 million at September 30, 2003.
     Generally, we view our investments in foreign subsidiaries from a long-term perspective, and therefore, do not hedge these investments. We use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary.
     We realized gains (losses) associated with foreign currency translation of $3.4 million and $(5.2) million for the three months ended September 30, 2004 and 2003, respectively, and $(11.0) million and $32.7 million for the nine months ended September 30, 2004 and 2003, respectively, which are included in other comprehensive income (loss). Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of forward contracts that do not qualify for hedge accounting are included in our consolidated results of operations. We realized foreign currency losses of $4.6 million and $1.0 million for the three months ended September 30, 2004 and 2003, respectively, and $10.5 million and $4.7 million for the nine months ended September 30, 2004 and 2003, respectively, which is included in other expense, net in the accompanying consolidated statements of operations. The currency losses in 2004 compared with 2003 reflect strengthening of the Euro and the Singapore dollar versus the U.S. dollar.

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
     In connection with the preparation of this Quarterly Report, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004. In making this evaluation, our management considered the matters relating to our recently completed restatement of our financial statements and the material weaknesses described in our 2004 Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2004.
     A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As more fully described in “Management’s Report on Internal Control over Financial Reporting” in Item 9A of our 2004 Annual Report, management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2004, which also existed as of September 30, 2004:
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
     In light of the material weaknesses in our 2004 Annual Report, we performed additional analyses and other procedures to ensure that our unaudited condensed consolidated financial statements included in this Quarterly Report were prepared in accordance with GAAP. As a result of these procedures, we believe that the unaudited condensed consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
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
Changes in Internal Control over Financial Reporting
     There have been no material changes in our internal control over financial reporting during the three months ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     On March 14, 2006, a shareholder derivative lawsuit was filed purportedly on our behalf in federal court in the Northern District of Texas. The lawsuit names as defendants Mr. Greer, Ms. Hornbaker, and current board members Hugh K. Coble, George T. Haymaker, Jr., Lewis M. Kling, William C. Rusnack, Michael F. Johnston, Charles M. Rampacek, Kevin E. Sheehan, Diane C. Harris, James O. Rollans and Christopher A. Bartlett. We named as a nominal defendant. Based primarily on certain of the purported misstatements alleged in the above-described federal securities case, the plaintiff asserts claims against the defendants for breaches of fiduciary duty. The plaintiff alleges that the purported breaches of fiduciary duty occurred between 2000 and 2004. The plaintiff seeks on our behalf an unspecified amount of damages, disgorgement by Mr.

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

Item 6. Exhibits.
Set forth below is a list of exhibits included as part of this Quarterly Report:

Exhibit No.	Description

3.1	1988 Restated Certificate of Incorporation of The Duriron Company, Inc., filed as Exhibit 3.1 to Flowserve Corporation’s (f/k/a The Duriron Company) Annual Report on Form 10-K for the year ended December 31, 1988.

3.2	1989 Amendment to Certificate of Incorporation, filed as Exhibit 3.2 to Flowserve Corporation’s Annual Report on Form 10-K for the year ended December 31, 1989.

3.3	1996 Certificate of Amendment of Certificate of Incorporation, filed as Exhibit 3.4 to Flowserve Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995.

3.4	April 1997 Certificate of Amendment of Certificate of Incorporation, filed as part of Annex VI to the Joint Proxy Statement/ Prospectus, which is part of Flowserve Corporation’s Registration Statement on Form S-4, dated June 19, 1997.

3.5	July 1997 Certificate of Amendment of Certificate of Incorporation, filed as Exhibit 3.6 to Flowserve Corporation’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1997.

3.6	Amended and Restated By-Laws of Flowserve Corporation, as amended, filed as Exhibit 3.9 to Flowserve Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.1	Letter Amendment to Finance Contract, dated July 2, 2004, among Flowserve Corporation, Flowserve B.V. and European Investment Bank, filed as Exhibit 10.6 to Flowserve Corporation’s Current Report on Form 8-K, dated March 18, 2005.

10.2	Letter of Credit and Reimbursement Agreement, dated July 28, 2004, among Flowserve B.V., Calyon New York Branch, as administrative agent and issuing lender, and the other lenders named therein, as amended March 15, 2005, filed as Exhibit 10.7 to Flowserve Corporation’s Current Report on Form 8-K, dated March 18, 2005.[1]

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1   The Letter of Credit and Reimbursement Agreement was subsequently amended by that certain First Amendment and Limited Waiver to Letter of Credit and Reimbursement Agreement, dated March 15, 2005, filed as Exhibit 10.8 to Flowserve Corporation’s Current Report on Form 8-K, dated March 18, 2005. The Letter of Credit and Reimbursement Agreement, as amended, was terminated on August 12, 2005.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWSERVE CORPORATION (Registrant)
Date: April 26, 2006	/s/ Lewis M. Kling
Lewis M. Kling
President and Chief Executive Officer

Date: April 26, 2006	/s/ Mark A. Blinn
Mark A. Blinn
Vice President and Chief Financial Officer

Exhibits Index

Exhibit No.	Description

3.1	1988 Restated Certificate of Incorporation of The Duriron Company, Inc., filed as Exhibit 3.1 to Flowserve Corporation’s (f/k/a The Duriron Company) Annual Report on Form 10-K for the year ended December 31, 1988.

3.2	1989 Amendment to Certificate of Incorporation, filed as Exhibit 3.2 to Flowserve Corporation’s Annual Report on Form 10-K for the year ended December 31, 1989.

3.3	1996 Certificate of Amendment of Certificate of Incorporation, filed as Exhibit 3.4 to Flowserve Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995.

3.4	April 1997 Certificate of Amendment of Certificate of Incorporation, filed as part of Annex VI to the Joint Proxy Statement/ Prospectus, which is part of Flowserve Corporation’s Registration Statement on Form S-4, dated June 19, 1997.

3.5	July 1997 Certificate of Amendment of Certificate of Incorporation, filed as Exhibit 3.6 to Flowserve Corporation’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 1997.

3.6	Amended and Restated By-Laws of Flowserve Corporation, as amended, filed as Exhibit 3.9 to Flowserve Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.1	Letter Amendment to Finance Contract, dated July 2, 2004, among Flowserve Corporation, Flowserve B.V. and European Investment Bank, filed as Exhibit 10.6 to Flowserve Corporation’s Current Report on Form 8-K, dated March 18, 2005.

10.2	Letter of Credit and Reimbursement Agreement, dated July 28, 2004, among Flowserve B.V., Calyon New York Branch, as administrative agent and issuing lender, and the other lenders named therein, as amended March 15, 2005, filed as Exhibit 10.7 to Flowserve Corporation’s Current Report on Form 8-K, dated March 18, 2005.[1]

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1   The Letter of Credit and Reimbursement Agreement was subsequently amended by that certain First Amendment and Limited Waiver to Letter of Credit and Reimbursement Agreement, dated March 15, 2005, filed as Exhibit 10.8 to Flowserve Corporation’s Current Report on Form 8-K, dated March 18, 2005. The Letter of Credit and Reimbursement Agreement, as amended, was terminated on August 12, 2005.