Form 10-K
period 2005-12-31
FLOWSERVE CORP
filed 2006-06-30
CIK 30625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-13179

FLOWSERVE CORPORATION
(Exact name of registrant as specified in its charter)

New York	31-0267900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5215 N. O’Connor Boulevard Suite 2300, Irving, Texas	75039 (Zip Code)
(Address of principal executive offices)

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

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price of the registrant’s common stock as reported on June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $1,140,689,796. For purposes of the foregoing calculation only, all directors, executive officers and known 5% beneficial owners have been deemed affiliates.

Number of the registrant’s common shares outstanding as of June 23, 2006 was 56,514,546.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

As a result of the significant delay in completing our (1) Annual Report on Form 10-K for the year ended December 31, 2004 which included the restatement of our annual 2002 consolidated financial statements, our annual and interim 2003 consolidated financial statements and (2) Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2004 (the “2004 Restatement”) and the obligations regarding internal control certification under Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), we were unable to timely file with the Securities and Exchange Commission (“SEC”), this Annual Report and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2005, June 30, 2005, September 30, 2005 and March 31, 2006. We will continue to work towards becoming current in our quarterly filings with the SEC as soon as practicable after the filing of this Annual Report. For information regarding the 2004 Restatement, see our Annual Report on Form 10-K for the year ended December 31, 2004 that was filed on February 13, 2006.

i

FLOWSERVE CORPORATION

FORM 10-K

ii

PART I

ITEM 1.	BUSINESS.

GENERAL

Flowserve Corporation is a world leading manufacturer and aftermarket service provider of comprehensive flow control systems. It was incorporated in the state of New York on May 1, 1912. Unless the context otherwise indicates, references herein to “Flowserve,” “the Company” and such words as “we,” “our” and “us” include Flowserve Corporation and its subsidiaries. We develop and manufacture precision-engineered flow control equipment, such as pumps, valves and seals, for critical service applications that require high reliability. We use our manufacturing platform to offer a broad array of aftermarket equipment services, such as installation, advanced diagnostics, repair and retrofitting.

We sell our products and services to more than 10,000 companies, including some of the world’s leading engineering and construction firms, original equipment manufacturers (“OEMs”), distributors and end users. Our products and services are used in several distinct industries across a broad geographic reach. Our sales mix by industry in 2005 consisted of oil and gas 35%, chemical 19%, general industrial 25%, power generation 14% and water treatment 7%. Our revenues by geographic region in 2005 originated in North America 43%, Europe, the Middle East and Africa 44%, Asia Pacific 7% and Latin America 6%. We have pursued a strategy of industry diversity and geographic breadth to mitigate the impact on our business of an economic downturn in any one of the industries or in any one part of the world we serve. For information on our revenues and assets by geographic areas, see Note 17 to our consolidated financial statements included in this Annual Report.

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

FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS

In addition to the information presented below, Note 17 “Business Segment Information” of the notes to our consolidated financial statements contains additional information about our business segments and geographic areas in which we do business for fiscal years 2005, 2004 and 2003.

FLOWSERVE PUMP DIVISION

Through FPD, we design, manufacture, distribute and service engineered and industrial pumps and pump systems, replacement parts and related equipment, principally to industrial markets. FPD’s products and services are primarily used by companies that operate in the oil and gas, chemical processing, power generation, water treatment and general industrial markets. Our pump systems and components are currently manufactured at 27 plants worldwide, of which 9 are located in North America, 11 in Europe and 7 in South America and Asia. We also manufacture a small portion of our pumps through several foreign joint ventures. We market our pump products through our worldwide sales force and our regional service and repair centers or through independent distributors and sales representatives.

In November 2004, we sold our Government Marine Business Unit (“GMBU”), a business within FPD, to Curtiss-Wright Electro-Mechanical Corporation for approximately $28 million, generating a pre-tax gain of $7.4 million after the allocation of approximately $8 million of goodwill and $1 million of intangible assets. GMBU, which provided pump technology and service for U.S. Navy submarines and aircraft carriers, did not serve our core market and represented only a small part of our total pump business. We used net proceeds from the disposition of GMBU to reduce our outstanding indebtedness. As a result of this disposition, we have presented the assets, liabilities and results of operations of the GMBU as discontinued operations for all periods included in this Annual Report.

In March 2004, we acquired the remaining 75% interest in Thompsons, Kelly & Lewis Pty. Ltd. (“TKL”) for approximately $12 million. TKL is a leading Australian designer, manufacturer and supplier of centrifugal pumps, railway track work products and steel castings. Prior to the acquisition, we held a 25% interest in TKL. As a result of this acquisition, we strengthened our product offering in the mining industry, broadened our manufacturing capacity in the Asia Pacific region and gained foundry capacity. TKL had total assets of approximately $24 million at the time of this acquisition and sales of approximately $36 million in 2003.

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
• Aldrich

  FPD Services

We provide engineered aftermarket services through our global network of 50 service centers in 20 countries. Our FPD service personnel provide a comprehensive set of equipment maintenance services for flow management control systems, including repair, advanced diagnostics, installation, commissioning, re-rate and retrofit programs, machining and full service solution offerings. A large portion of our FPD service work is performed on a quick response basis, and we offer 24-hour service in all of our major markets.

  FPD New Product Development

Our investments in new product research and development have consistently led to the production of more reliable and higher efficiency pump designs. In line with our End-User strategy, the majority of our new FPD products and enhancements are driven by our customers’ need to achieve higher production rates at lower costs. As a result, we continually collaborate with our customers in developing advanced technical solutions to improve the availability and productivity of their pumping systems. This type of technology advancement is best demonstrated by our recent release of the IPS Tempo product. The flagship of our Intelligent Pumping Series, IPS Tempo is a product developed and designed to incorporate Flowserve operating intelligence and protection logic in the control of pumps installed at unmanned locations. Much of our new product development is applied to projects where customer funding is available to support the investment. In addition, several of our new technology initiatives are partially funded by third parties including:

•	Subsea Multiphase pumping project where a highly specialize twin screw pump manufactured by our Brantford Canada facility is joined to a submersible motor manufactured by our Hamburg Germany facility for positioning on the sea floor and recovery of oil reserves from abandoned wells. An example of Flowserve technology applied to solving oil shortage problems.

•	Pipeline Research Council Institute technology advancement project where we are attempting to redefine the performance characteristic of pipeline pumps reducing wasted energy at off design operating points. Flowserve technology applied to improving profitability to pipeline customers.

•	High Pressure Water Injection project where we are developing a product for an enhanced oil recovery project requiring pressures in excess of 7500psig (520 bar). Flowserve expertise in hydraulic design, mechanical design and materials technology are being applied and necessary to solve the problems associated with this extremely complex customer application on an off shore platform.

In addition to Product and Technology development, FPD Research and Development personnel continue to support many of the organizations leading the industry (HI, API, ISO, Europump) and have been recognized as leaders in pump technology. Bruno Schiavello, our hydraulics specialist, has been recently awarded the prestigious 2006 ASME Fluids Machinery Design Award for his many years of service in the fluids design discipline.

  FPD Customers

FPD’s customer mix is diversified, including leading engineering procurement and construction firms, OEMs, distributors and end users. Our sales mix of original equipment products and aftermarket services diversifies our business and somewhat mitigates the impact of economic cycles in our business.

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

  FPD Backlog

FPD’s backlog of orders at December 31, 2005 was $703.5 million, compared with $576.8 million on December 31, 2004. We expect to ship approximately 95% of our FPD backlog as of December 31, 2005 during 2006.

FLOW CONTROL DIVISION

FCD, the second largest business segment within Flowserve, designs, manufactures and distributes a broad portfolio of industrial valve products, including actuators, controls and related equipment. In addition, FCD leverages its experience and application know-how by offering a complete menu of engineered services to complement its expansive product portfolio. Valve products, used to direct the flow of liquids and gases, are an integral part of any flow control system. Typically, our valve products are customized, being engineered to perform specific functions within each of our customer’s unique flow control environments.

Our products are primarily used by companies that operate in the chemical, power generation, oil and gas and general industry including water, mining and pharmaceutical. We produce the vast majority of our products at 22 principal manufacturing facilities, with only 5 of the 22 plants located in the U.S. A small portion of our valves are produced through foreign joint ventures.

During the first quarter of 2005, we made the decision to divest the General Services Group (“GSG”), which provides online repair and other selected third-party services in an attempt to better align Flowserve’s business portfolio with our core strategic objectives. GSG was sold on December 31, 2005 for approximately $16 million in gross cash proceeds (subject to final working capital adjustments). The divestiture encompassed the selected third party valve repair and online services businesses, which included 34 service center locations, located primarily in the U.S. FCD’s OEM service, repair and distribution locations were not included as part of the divestiture. As a result of this transaction, the $103.1 million in revenues generated by GSG in 2005 will be reported as discontinued operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding the GSG disposition.

  FCD Products

Together, our valve, actuator and automated valve accessory offerings represent one of the most comprehensive product portfolios in the flow control industry. Our valves are used in a wide variety of applications, from the more customary general service operations to the most extreme of environments, involving high degrees of corrosion, temperatures and or pressures. FCD’s “smart” valve technologies, which integrate high technology sensors, microprocessor controls and digital positioners into a high performance control valve, permit real time system analysis, system warnings and remote services. These “smart” valve technologies are in response to the growing demand for increased automation, improved process control efficiency and digital communications at the plant level. We are committed to further enhancing the quality of our product portfolio by continuing to upgrade our existing offerings with cutting-edge digital technologies.

The following is a summary list of our generally available valve products and globally recognized brands. The list does not include GSG products and/or brands:

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

  FCD Services

We provide aftermarket services through our network of 17 service centers located throughout the world. Our service personnel provide a comprehensive set of equipment maintenance services for flow control systems, including advanced diagnostics repair, installation, commissioning, retrofit programs and field machining capabilities. A large portion of our service work is performed on a quick response basis, including 24-hour service in all of our major markets. We believe our ability to offer these types of services provides us with a unique competitive advantage and unparalleled access to our customers’ installed base of flow control products.

  FCD New Product Development

Our research and development investment has been targeted in areas that will advance our technological leadership and further differentiate our competitive advantage from a product perspective. The investment priority has been focused on significantly enhancing the digital integration and interoperability of the valve top works (positioners, actuators, limit switches, and associated accessories) with Distributed Control Systems (“DCS”). Our efforts in this area continue to pursue the development and deployment of next-generation hardware and software for valve diagnostics, and the integration of the resulting device intelligence through the DCS to provide a practical and effective asset management capability for the end-user. In addition to developing these new capabilities and value-added services, our investments also include product portfolio expansion and fundamental research in material sciences in order to increase the temperature, pressure, and erosion-resistance limits of existing products. These investments are made by adding new resources and talent to the organization, as well as leveraging the experience of FPD and FSD, and increasing our collaboration with third parties. We expect to continue our research and development investments in the areas mentioned above.

FCD Customers

FCD’s customer mix spans across several industries, including the chemical, petroleum, power, water and general service industries. FCD’s product mix includes original equipment, aftermarket parts and services.

FCD Competition

While in recent years the valve market has undergone a significant amount of consolidation, in relative terms, the market remains highly fragmented. Some of the largest valve industry competitors include Crane Co., Dresser Inc., Emerson, Kitz and Tyco.

Our assessments show that the top 10 global valve manufacturers collectively comprise approximately 30% of the valve market. Based on independent industry sources we believe that we are the third largest industrial valve supplier on a global basis. We believe that our comprehensive portfolio of valve products and services, our focus on execution and our competency in severe corrosion and erosion applications are key sources of our competitive advantage.

FCD Backlog

FCD’s backlog of orders at December 31, 2005 was $240.6 million, compared with $216.5 million on December 31, 2004. We expect to ship approximately 90% of our backlog on December 31, 2005 during 2006.

FLOW SOLUTIONS DIVISION

Through FSD, we design, manufacture and distribute mechanical seals, sealing systems and parts, and provide related services, principally to process industries. Flow control products require mechanical seals to be replaced throughout the products’ useful lives. The replacement of mechanical seals is an integral part of our aftermarket services. Our mechanical seals are used on a variety of rotating equipment, including pumps, mixers, compressors, steam turbines and other specialty equipment, primarily in the petroleum, natural gas, chemical processing, mineral and ore processing and general industrial end-markets.

We manufacture mechanical seals at three plants in the U.S. and at four plants outside the U.S. Through our global network of 64 Quick Response Centers (“QRCs”), we provide service, repair and diagnostic services for maintaining components of flow control systems. Our mechanical seal products are primarily marketed to end users through our direct sales force and, on a commission basis, to distributors and sales agents. A portion of our mechanical seal products is sold directly to original equipment manufacturers (“OEMs”) for incorporation into rotating equipment requiring mechanical seals.

FSD Products

We design, manufacture and distribute approximately 200 different models of mechanical seals and sealing systems. We believe our ability to deliver engineered new seal product orders within 72 hours from the customer’s request through design, engineering, manufacturing, testing and delivery, provides us with a leading competitive advantage. Mechanical seals are critical to the reliable operation of rotating equipment for prevention of leakage and emissions of hazardous substances and the reduction of shaft wear caused by non-mechanical seals. We also manufacture a gas-lubricated mechanical seal that is used in high-speed compressors for gas transmission and in the oil and gas production markets. We continually update our mechanical seals and sealing systems to integrate emerging technologies.

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
• Accessories and Support Systems
• Monitoring and Diagnostics

FSD Services

We provide aftermarket services through our network of 64 QRCs located throughout the world, including 25 sites in North America. We also provide asset management services and condition monitoring for rotating equipment. Approximately 75% of our service work is performed on a quick-response basis, and we offer 24-hour service in all of our major markets.

FSD New Product Development

Our investments in new product research and development focus on developing longer lasting and more efficient products and value-added services. Approximately 30% of our original equipment mechanical seal sales for 2005 consisted of products developed within the past five years. In addition to numerous product upgrades, our recent mechanical seal and seal system innovations include: (1) light hydrocarbon seal; (2) batch chemical process seal; (3) improved split seal for water markets; (4) high pressure gas compressor seal; (5) large diameter compressor seal; and (6) strengthened mineral and ore processing seal. We also market “Flowstar.Net,” an interactive tool used to actively monitor and manage information relative to equipment performance. Flowstar.Net enhances our customers’ ability to make informed decisions and respond quickly to plant production problems, extend the life of their production equipment and lower maintenance expenses. None of these newly developed seal products required the investment of a material amount of our assets or was otherwise material.

FSD Customers

Our mechanical seal products and systems are sold directly to end users and to OEMs for incorporation into pumps, compressors, mixers or other rotating equipment requiring mechanical seals. Our mechanical seal sales are diversified among several industries, including petroleum, natural gas, chemical, mineral and ore processing and general industries.

FSD Competition

We compete against a number of manufacturers in the sale of mechanical seals. Among our largest global mechanical seal competitors are John Crane, a unit of Smiths Group Plc. and Eagle Burgmann, a joint venture of two traditional global seal manufacturers. Based on independent industry sources, we believe that we are the second largest industrial mechanical seals supplier in the world. Our ability to quickly manufacture customers’ requests for engineered seal products, from design to engineering, manufacturing, testing and delivery, is a major competitive advantage.

FSD Backlog

FSD’s backlog of orders at December 31, 2005 was $61.2 million, compared with $43.7 million at December 31, 2004. We expect to ship approximately 97% our FSD backlog on December 31, 2005 during 2006.

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

Our ability to use our portfolio of products and solutions to meet customer demands is a competitive strength. We continue to explore and develop potential new solutions, as well as products (pumps, valves, and seals), with our customers to improve service opportunities and increase our market share.

New Product Development

We spent approximately $24.3 million, $25.2 million and $24.9 million during 2005, 2004 and 2003, respectively, on research and development initiatives. Our research and development group consists of engineers involved in new product development and improvement of existing products. Additionally, we sponsor consortium programs for research with various universities and jointly conduct limited development work with certain vendors, licensees and customers. We believe current expenditures are adequate to sustain our ongoing research and development activities.

Customers

We sell to a wide variety of customers in the oil and gas, chemical, power generation, water treatment and general industries. No individual customer accounted for more than 5% of our consolidated 2005 revenues.

We are not required to carry unusually high amounts of inventory to meet customer delivery requirements. We have been working to increase our overall inventory efficiency to improve our operational effectiveness and to reduce working capital needs. We generally do not provide rights of product return for our customers and do not offer extended payment terms.

Selling and Distribution

We primarily distribute our products through direct sales by employees assigned to specific regions, industries or products. In addition, we use distributors and sales agents to supplement our direct sales force in countries where business practices or customs make it appropriate, or wherever it is not economical to have direct sales staff. We generate a majority of our sales leads through existing relationships with vendors, customers and prospects or through referrals.

Intellectual Property

We own a number of trademarks and patents relating to the name and design of our products. We consider our trademarks and patents to be an important aspect of our business. In addition, our pool of proprietary information, consisting of know-how and trade secrets related to the design, manufacture and operation of our products, is considered particularly important and valuable. Accordingly, we attempt to proactively protect such proprietary information. We generally own the rights to the products which we manufacture and sell and are unencumbered by any license or franchise to operate. Our trademarks can typically be renewed indefinitely as long as they remain in use, whereas our existing patents generally expire 20 years from the dates they were filed, which has occurred at various times in the past. We do not believe that the expiration of any individual patent(s) will have a material adverse impact on our operations.

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

Employees and Labor Relations

We have approximately 13,000 employees globally. A portion of the hourly employees at our pump manufacturing plant located in Vernon, California, our pump service center located in Cleveland, Ohio, our valve manufacturing plant located in Lynchburg, Virginia and our foundry located in Dayton, Ohio, are represented by unions. Additionally, some employees at select facilities in the following countries are unionized or have employee works councils: Argentina, Australia, Austria, Belgium, Brazil, Canada, Finland, France, Germany, Italy, Japan, Mexico, the Netherlands, Spain, Sweden, Switzerland and the United Kingdom. We believe relations with our employees throughout our operations are generally satisfactory, including those employees represented by unions and works councils. No unionized facility produces more than 5% of our revenues. We entered into new multi-year collective bargaining agreements with our unions in Cleveland and Vernon in 2005.

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

Over the years, we have been involved as one of many potentially responsible parties (“PRP”) at former public waste disposal sites that are or were subject to investigation and remediation. We are currently involved as a PRP at four Superfund sites. The sites are in various stages of evaluation by government authorities. Our total projected “fair share” cost allocation at all four of these sites is expected to be less than $100,000.

We have established reserves that we believe to be adequate to cover our currently identified on-site and off-site environmental liabilities.

Exports

Our export sales from the U.S. to foreign unaffiliated customers were $221.6 million in 2005, $275.6 million in 2004 and $203.6 million in 2003.

Licenses are required from U.S. government agencies to export certain products. In particular, products with nuclear applications are restricted, as are certain other pump, valve and mechanical seal products.

We are responding to an SEC investigation regarding the past sales of goods and services that certain foreign subsidiaries delivered to Iraq from 1996 through 2003 during the United Nations Oil-for-Food Program. In an apparently related action, one of our foreign subsidiary’s operations is cooperating with a foreign governmental investigation of that site’s involvement in the United Nations Oil-for-Food Program. We are continuing fully cooperate in both the SEC and the foreign investigations. Both investigations are in progress but, at this point, are incomplete. See Item 3. “Legal Proceedings” for more information.

We have also initiated a process to determine our compliance posture with respect to U.S. export control laws and regulations and, if applicable, disclose to the applicable U.S. governmental authorities, any past potential violations of the U.S. export control laws. See Item 3. “Legal Proceedings” for more information.

AVAILABILITY OF FORMS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION

Our shareholders may obtain, without charge, copies of the following documents as filed with, or furnished, to the Securities and Exchange Commission (“SEC”) as soon as reasonably practical after such material is filed with or furnished to the SEC.:

•	annual reports on Form 10-K,

•	quarterly reports on Form 10-Q,

•	current reports on Form 8-K,

•	statement of changes in beneficial ownership of securities for insiders,

•	proxy statements, and

•	any amendments thereto,

A copy of these filings may be obtained by going to our Internet website at www.flowserve.com and selecting “Investor Relations” and selecting “SEC Filings.” Except as otherwise stated in these reports, the information contained on our website or available by hyperlink from our website is not incorporated into this Annual Report or other documents we file with, or furnish to the SEC.

Copies may also be obtained by providing a written request for such copies or additional information regarding our operating or financial performance to Michael E. Conley, Vice President of Investor Relations, Flowserve Corporation, 5215 N. O’Connor Blvd., Suite 2300, Irving, Texas 75039.

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

The certifications of our Chief Executive Officer and Chief Financial Officer required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) are included as exhibits to this Annual Report. Our Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) on December 22, 2005, pursuant to Section 303A.12 of the NYSE listing standards, that he was not aware of any violation by the Company of the NYSE corporate governance listing standards as of that date.

ITEM 1A.	RISK FACTORS.

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

In connection with our 2005 assessment of internal control over financial reporting under Section 404 of Sarbanes-Oxley, we identified material weaknesses in our internal control. We have taken measures to strengthen our internal control in response to the previously identified material weaknesses, including by implementing strengthened control procedures for information technology infrastructure, enhancing company-level monitoring controls processes and expanding our internal audit and corporate compliance functions, and engaged outside consultants to assist us in our efforts. For a discussion of our internal control over financial reporting and a description of the identified material weaknesses and of the steps that we have taken to remediate these and previously identified material weaknesses, see “Item 9A. Controls and Procedures — Management’s Report on Internal Control over Financial Reporting.”

Material weaknesses in our internal control over financial reporting could adversely impact our ability to provide timely and accurate financial information. While we have taken measures to strengthen our internal control in response to the previously identified material weaknesses, including by implementing strengthened control procedures for information technology infrastructure, enhancing company-level monitoring controls processes and expanding our internal audit and corporate compliance functions, and engaged outside consultants to assist us in our efforts, additional work remains to be done to address the identified material weaknesses. If we are unsuccessful in implementing or following our remediation plan, or fail to update our internal control as our business evolves or to integrate acquired businesses into our controls system, we may not be able to timely or accurately report our financial condition, results of operations or cash flows or maintain effective disclosure controls and procedures. If we are unable to report financial information timely and accurately or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC and the NYSE, including a delisting from the NYSE, securities litigation, events of default under our new credit facilities, debt rating agency downgrades or rating withdrawals, and a general loss of investor confidence, any one of which could adversely affect our business prospects and the valuation of our common stock.

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

If we fail to comply with the requirements of Section 404 of Sarbanes-Oxley, our business prospects and stock valuation could be adversely affected.

Section 404 of Sarbanes-Oxley of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. This legislation is relatively new, and neither companies nor accounting firms have significant experience in complying with its requirements. We expended significant resources to comply with our obligations under Section 404 with respect to 2004 and 2005. If we are unable to comply with our obligations under Section 404 in the future or experience delays in future reports of our management and outside auditors on our internal control over financial reporting, or if we fail to respond timely to any changes in the Section 404 requirements, we may be unable to timely file with the SEC our annual or periodic reports and may be subject to, among other things, regulatory or enforcement actions by the SEC and the NYSE, including delisting from the NYSE, securities litigation, events of default under our new credit facilities, debt rating agency downgrades or rating withdrawals and a general loss of investor confidence, any one of which could adversely affect our business prospects and the valuation of our common stock.

We are currently subject to securities class action litigation, the unfavorable outcome of which might have a material adverse effect on our financial condition, results of operations and cash flows.

A number of putative class action lawsuits have been filed against us, certain of our former officers, our independent auditors and the lead underwriters of our most recent public stock offerings, alleging securities laws violations. We believe that these lawsuits, which have been consolidated, are without merit and are vigorously defending them and have notified our applicable insurers. We cannot, however, determine with certainty the outcome or resolution of these claims or the timing for their resolution. The consolidated securities case is currently set for trial on March 27, 2007. In addition to the expense and burden incurred in defending this litigation and any damages that we may suffer, our management’s efforts and attention may be diverted from the ordinary business operations in order to address these claims. If the final resolution of this litigation is unfavorable to us, our financial condition, results of operations and cash flows might be materially adversely affected if our existing insurance coverage is unavailable or inadequate to resolve the matter.

The ongoing SEC and foreign government investigation regarding our participation in the United Nations Oil-for-Food Program could materially adversely affect our Company.

On February 7, 2006, we received a subpoena from the SEC regarding goods and services that certain foreign subsidiaries delivered to Iraq from 1996 through 2003 during the United Nations Oil-for-Food Program. This investigation includes a review of whether any inappropriate payments were made to Iraqi officials in violation of the Foreign Corrupt Practices Act. The investigation includes periods prior to, as well as subsequent to our acquisition of the foreign operations involved in the investigation. We may be subject to liabilities if violations are found regardless of whether they relate to periods before or subsequent to our acquisition.

In addition, one of our foreign subsidiary’s operations is cooperating with a foreign governmental investigation of that site’s involvement in the United Nations Oil-for-Food Program. This cooperation has included responding to an investigative trip by foreign authorities to the foreign subsidiary’s site, providing relevant documentation to these authorities and answering their questions. We are unable to predict how or if the foreign authorities will pursue this matter in the future.

We believe that both the SEC and this foreign authority are investigating other companies from their actions arising from the “Oil-for-Food” program.

We are in the process of reviewing and responding to the SEC subpoena and assessing the implications of the foreign investigation, including the continuation of a thorough internal investigation. Our investigation is in the early stages and has included and will include a detailed review of contracts with the Iraqi government during the period in question and certain payments associated therewith. Additionally, we have and will continue to conduct interviews with employees with knowledge of the contracts and payments in question. We are in the early phases of our internal investigation and as a result are unable to make any definitive determination whether any inappropriate payments were made and accordingly are unable to predict the ultimate outcome of this matter.

We will continue to fully cooperate in both the SEC and the foreign investigations. Both investigations are in progress but, at this point, are incomplete. Accordingly, if the SEC and/or the foreign authorities take enforcement action with regard to these investigations, we may be required to pay fines, consent to injunctions against future conduct or suffer other penalties which could potentially materially impact our business financial statements and cash flows.

Potential noncompliance with U.S. export control laws could materially adversely affect our business.

We have notified applicable U.S. governmental authorities of our plans to investigate, analyze and, if applicable, disclose past potential violations of the U.S. export control laws through, in general, the export of products, services and technologies without the licenses possibly required by such authorities. If and to the extent violations are identified, confirmed and so disclosed, we could be subject to substantial fines and other penalties affecting our ability to do business outside the United States.

The Internal Revenue Service (“IRS”) is auditing our tax returns, and a negative outcome of the audit would require us to make additional tax payments that may be material.

We have recently concluded an IRS audit of our U.S. federal income tax returns for the years 1999 through 2001. Based on its audit work, the IRS has issued proposed adjustments to increase taxable income during 1999 through 2001 by $12.8 million, and to deny foreign tax credits of $2.4 million in the aggregate. The tax liability resulting from these proposed adjustments will be offset with foreign tax credit carryovers and other refund claims, and therefore should not result in a material future cash payment, pending final review by the Joint Committee on Taxation. We anticipate this review will be completed by December 31, 2006. The effect of the adjustments to current and deferred taxes has been reflected in previously filed financial statements.

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

In the course of the tax audit for the years 1999 through 2001, we have identified record keeping and other material internal control weaknesses, which caused us to incur significant expense to substantiate our tax return items and address information and document requests made by the IRS. We expect to incur similar expenses in future periods with respect to the upcoming IRS audit of the years 2002 through 2004.

Due to the record keeping issues referred to above, the IRS has issued a Notice of Inadequate Records for the years 1999 through 2001 and may issue a similar notice for the years 2002 through 2004. While the IRS has agreed not to assess penalties for inadequacy of records with respect to the years 1999 through 2001, no assurances can be made that the IRS will not seek to assess such penalties or other types of penalties with respect to the years 2002 through 2004. Such penalties could result in a material impact to the consolidated results of operations. Additionally, the record keeping issues noted above may result in future U.S. state and local tax assessments of tax, penalties and interest which could have a material impact to the consolidated results of operations.

The recording of increased deferred tax asset valuation allowances in the future could affect our operating results.

We currently have significant net deferred tax assets resulting from tax credit carry forwards, net operating losses, and other deductible temporary differences which are available to reduce taxable income in future periods. Based on our assessment of our deferred tax assets, we determined, based on projected future income and certain available tax planning strategies, that $239 million of our deferred tax assets will more likely than not be realized in the future and no valuation allowance is currently required for this portion of our deferred tax assets. Should we determine in the future that these assets will not be realized, we will be required to record an additional valuation allowance in connection with these deferred tax assets and our operating results would be adversely affected in the period such determination is made.

We operate and manage our business on a number of different computer systems, including several aging Enterprise Resource Planning (“ERP”) systems that rely on manual processes, which could adversely affect our ability to accurately report our financial condition, results of operations and cash flows.

We operate and manage our business on a number of different computer systems, including disparate legacy systems inherited from our predecessors. Some of our computer systems, as well as some of our computer hardware, are aging and contain inefficient processes. For example, several of our older ERP systems rely on manual processes, which are generally labor intensive and increase the risk of error. Furthermore, as discussed below under “Item 9A. Controls and Procedures”, as of the end of 2005, we did not maintain adequate information technology general controls, as our information technology general controls supporting restricted access to financial applications, programs and data. Unless we are able to enhance our computer systems generally and information technology general controls specifically, our ability to identify, capture and communicate pertinent information may be compromised, which in turn may compromise our ability to timely and accurately report our financial condition, results of operations or cash flows.

Economic, political and other risks associated with international operations could adversely affect our business.

A substantial portion of our operations is conducted and located outside the U.S. We have manufacturing or service facilities in 31 countries and sell to customers in over 70 countries, in addition to the United States. Moreover, we outsource certain of our manufacturing and engineering functions to, and source our raw materials and components from China, Eastern Europe, India, Latin America and Mexico. Accordingly, our business is subject to risks associated with doing business internationally, including:

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

For example, political unrest and a two-month nation-wide work stoppage in Venezuela in 2002 negatively impacted demand for our products from customers in that country and other customers, such as U.S. oil refineries, that were affected by the resulting disruption in the supply of crude oil. Similarly, the military conflict in the Middle East softened the level of capital investment and demand for our products and services in that region, notwithstanding the historically high prices for oil. Additionally we are investigating or have investigated certain allegations regarding foreign management engaging in unethical practices prohibited by our Code of Business Conduct which could have inappropriately benefited them at Company expense.

We are exposed to fluctuations in foreign currencies, as a significant portion of our revenue, and certain of our costs, assets and liabilities, are denominated in currencies other than U.S. dollar. The primary foreign currencies to which we have exposure are the Euro, British pound, Canadian dollar, Mexican peso, Japanese yen, Singapore dollar, Brazilian real, Australian dollar, Argentinean peso and Venezuelan bolivar. Certain of the foreign currencies to which we have exposure, such as the Argentinean peso, have undergone significant devaluation in the past. Although we enter into forward contracts to economically hedge our risks associated with transactions denominated in foreign currencies, no assurances can be made that exchange rate fluctuations will not adversely affect our financial condition, results of operations and cash flows.

Our international operations are subject to a variety of laws and regulations, including the U.S. Foreign Corrupt Practices Act and regulations issued by the U.S. Customs Service, the Bureau of Industry and Security, various foreign governmental agencies, including applicable customs, currency exchange control and transfer pricing regulations and various programs administered by the United Nations. No assurances can be made that we will continue to be found to be operating in compliance with, or be able to detect violations of, any such laws or regulations. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.

We have notified applicable U.S. governmental authorities of our plans to conduct a voluntary thorough audit of our compliance with the U.S. export control laws and, if applicable, make a voluntary self-disclosure of any potential violations identified, as applicable. If violations are identified, then such disclosure could result in substantial fines and other penalties.

In order to manage our day-to-day operations, we must overcome cultural and language barriers and assimilate different business practices. In addition, we are required to create compensation programs, employment policies and other administrative programs that comply with laws of multiple countries. We also must communicate and monitor standards and directives across our global network. Our failure to successfully manage our geographically diverse operations could impair our ability to react quickly to changing business and market conditions and to enforce compliance with standards and procedures.

Our future success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. Any of these factors could, however, adversely affect our international operations and, consequently, our results of operations, financial condition and cash flows.

We may be unable to deliver our backlog on time which could affect our future sales and profitability and our relationships with customers.

At December 31, 2005, backlog reached $994.1 million, a record level for the Company. In 2006, our bookings and backlog have continued to increase through, at least March 31, 2006. Our ability to meet customer delivery schedules for backlog is dependent on a number of factors including, but not limited to, sufficient manufacturing plant capacity, access to the raw materials and other inventory required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects, and appropriate planning and scheduling of manufacturing resources. Many of the contracts we enter into with our customers require long manufacturing lead times and contain penalty clauses related to on-time delivery. Failure to deliver in accordance with customer expectations could subject us to financial penalties, may result in damage to existing customer relationships, could negatively impact our financial performance, and potentially cause adverse changes in the market price of our outstanding common stock.

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

Recently, amid increasing demand for crude and its derivatives and the tight market conditions, oil refineries have been scheduling maintenance activities and upgrading equipment to meet environmental regulations. In addition, chemical companies had been able to invest and maintain their equipment as they pass through the price increases to the end user. This recent evidence suggests a potential change in how the customer response to market conditions may impact our business activities.

The diminished demand for our products and services could lead to excess manufacturing capacity and subsequent accelerated erosion of average selling prices in our industry, which could adversely affect our business, results of operations, including profit margins, financial condition and cash flows.

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

We sell our products in highly competitive markets, which results in pressure on our profit margins and limits our ability to maintain or increase the market share of our products.

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

We use hazardous substances and generate hazardous wastes in most of our manufacturing and foundry operations. Many of our current and former properties are or have been used for industrial purposes, and some may require clean-up of historical contamination. We are currently conducting investigation and/or remediation activities at a number of locations where we have known environmental concerns. In addition, we have been identified as one of many potentially responsible parties at four Superfund sites.

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

We are a defendant in a large number of lawsuits that seek to recover damages for personal injury allegedly resulting from exposure to asbestos-containing products formerly manufactured and/or distributed by us. All such products were used as self-contained components of process equipment, and we do not believe that there was any emission of ambient asbestos-containing fiber during the use of this equipment. Although we are defending these allegations vigorously and believe that a high percentage of these lawsuits are covered by insurance or indemnities from other companies, there can be no assurance that we will prevail or that payments made by insurance or such other companies would be adequate, and unfavorable rulings, judgments and/or settlement terms could adversely impact our financial condition, results of operations and cash flows.

Our business may be adversely impacted by work stoppages and other labor matters.

As of December 31, 2005, we had approximately 13,000 employees, approximately half of whom were located in the United States. Of our U.S. employees, approximately 7% are represented by unions. We also have unionized employees in Argentina, Australia, Austria, Belgium, Brazil, Canada, Finland, France, Germany, Italy, Japan, Mexico, the Netherlands, Spain, Sweden, Switzerland and the United Kingdom. Although we believe that our relations with our employees are good and we have not experienced any recent strikes or work stoppages, no assurances can be made that we will not in the future experience these and other types of conflicts with labor unions, works councils, other groups representing employees, or our employees generally, or that any future negotiations with our labor unions will not result in significant increases in the cost of labor.

Inability to protect our intellectual property could negatively affect our competitive position.

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

During 2004 and 2005, we appointed a new Chief Executive Officer, Chief Financial Officer, Corporate Treasurer, Controller and Chief Accounting Officer, Chief Compliance Officer, Chief Information Officer, Vice President of Tax and a Vice President of Human Resources, and we created and staffed new positions responsible for accounting policy and procedures, financial reporting, tax compliance and internal audit. Our future success depends to a significant degree on the skills, experience and efforts of our newly appointed and existing senior management and other key personnel. The loss of the services of our Chief Executive Officer, Chief Financial Officer or other key personnel could adversely affect our ability to implement our business strategy. To promote continuity of senior management, in March 2005 our Board of Directors approved a Transitional Executive Security

Plan, which provides financial incentives to key management personnel to remain employed by us for the near term. No assurances can be made, however, that we will be successful in our efforts to retain key members of our senior management.

If we are unable to obtain raw materials at favorable prices, our operating margins and results of operations may be adversely affected.

We purchase substantially all electric power and other raw materials we use in the manufacturing of our products from outside sources. The costs of these raw materials have been volatile historically and are influenced by factors that are outside our control. In recent years, the prices for energy, metal alloys, nickel and certain other of our raw materials have increased, with the prices for energy currently exceeding historical averages. We also strive to offset our increased costs through Continuous Improvement Program (“CIP”), where gains are achieved in operational efficiencies. If we are unable to pass increases in the costs of our raw materials to our customers, our operating margins and results of operations may be adversely affected.

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

An exemption from the registration requirements of the Securities Act may not be available for certain acquisitions of interest in our common stock fund in the Flowserve Corporation Retirement Savings Plan (“401(k) plan”) which exposes us to potential liabilities, including rescission rights.

As of May 1, 2005, due to the non-current status of our financial filings with the SEC, our Registration Statements on Form S-8 were no longer available to cover offers and sales of securities to our employees and other persons. Since that date, the acquisition of interests in our common stock fund under our 401(k) plan by plan participants may have been subject to the registration requirements of the Securities Act of 1933 or applicable state securities laws and may not have qualified for an available exemption from such requirements. Federal securities laws generally provide for a one-year rescission right for an investor who acquires unregistered securities in a transaction that is subject to registration and for which no exemption was available. As such, an investor successfully asserting a rescission right during the one-year time period has the right to require an issuer to repurchase the securities acquired by the investor at the price paid by the investor for the securities (or if such security has been disposed of, to receive damages with respect to any loss on such disposition), plus interest from the date of acquisition. These rights may apply to affected participants in our 401(k) plan. Based on our current stock price, we believe that our current potential liability for rescission claims is not material to our financial condition or results of operations; however, our potential liability could become material in the future if our stock price were to fall below participants’ acquisition prices for their interest in our stock fund during the one-year period following the unregistered acquisitions.

A significant number of stock option exercises following the removal of the current suspension on stock option exercises would have a dilutive effect on our earnings per share

We have a substantial number of outstanding stock options granted in past years to employees under our stock option plans which have not been exercisable for an extended period due to our non-current filing status relating to our SEC financial reports. Given the significant increase in our share price during the period in which optionees have been unable to exercise their options, it is possible that many holders may want to exercise soon after they are first able to do so. If, following our removal of the current suspension on stock option exercises, the holders of a large number of these options promptly exercise, there would be some dilutive impact on our earnings per share. The impact on our earnings per share is dependent upon share price, number of shares and strike price of shares exercised.

We may incur material costs as a result of product liability and warranty claims, which could adversely affect our financial condition, results of operations and cash flows.

We may be exposed to product liability and warranty claims in the event that the use of one of our products results in, or is alleged to result in, bodily injury and/or property damage or our products actually or allegedly fail to perform as expected. While we maintain insurance coverage with respect to certain product liability claims, we may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against product liability claims. In addition, product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant periods of time, regardless of the ultimate outcome. An unsuccessful defense of a product liability claim could have an adverse affect on our business, results of operations and financial condition and cash flows. Even if we are successful in defending against a claim relating to our products, claims of this nature could cause our customers to lose confidence in our products and our company. Warranty claims are not covered by insurance, and we may incur significant warranty costs in the future for which we would not be reimbursed.

Our outstanding indebtedness and the restrictive covenants in the agreements governing our indebtedness limit our operating and financial flexibility.

We are required to make mandatory payments and, under certain circumstances, mandatory prepayments on our outstanding indebtedness which may require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, research and development efforts and other general corporate purposes and could limit our flexibility in planning for, or reacting to, changes in our business and in the industry.

In addition, the agreements governing our bank credit facilities and our other outstanding indebtedness impose significant operating and financial restrictions on us and somewhat limit management’s discretion in operating our businesses. These agreements limit our ability, among other things, to:

•	incur additional debt;

•	make capital expenditures;

•	change fiscal year;

•	pay dividends and make other distributions;

•	prepay subordinated debt, make investments and other restricted payments;

•	enter into sale and leaseback transactions;

•	create liens;

•	sell assets; and

•	enter into transactions with affiliates.

In addition, the credit facilities contain covenants requiring us to deliver to lenders leverage and interest coverage financial covenants and our audited annual and unaudited quarterly financial statements. Our ability to comply with these covenants may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default which, if not cured or waived, may have a material adverse effect on our financial condition, results of operations and cash flows.

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

Furthermore, no guarantees can be made that we will realize the cost savings, synergies or revenue enhancements that we may anticipate from any acquisition, or that we will realize such benefits within the time frame that we expect. If we are not able to address the challenges associated with acquisitions and successfully integrate acquired businesses, or if our integrated product and service offerings fail to achieve market acceptance, our business could be adversely affected.

Forward-Looking Information is Subject to Risk and Uncertainty

This Annual Report and other written reports and oral statements we make from time-to-time include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this report regarding our financial position, business strategy, plans and objectives of management for future operations, industry conditions, market conditions and indebtedness covenant compliance are forward-looking statements. In some cases forward looking statements can be identified by terms such as “may,” “will,” “should,” “expect,” “plans,” “seeks,” “anticipate,” “believe,” “estimate,” “predicts,” “potential,” “continue,” “intends,” or other comparable terminology. These statements are not historical facts or guarantees of future performance but instead are based on current expectations and are subject to significant risks, uncertainties and other factors, many of which are outside of our control.

We have identified factors that could cause actual plans or results to differ materially from those included in any forward-looking statements. These factors include those described under the heading “Risk Factors” above, or as may be identified in our other SEC filings from time to time. These uncertainties are beyond our ability to control, and in many cases, it is not possible to foresee or identify all the factors that may affect our future performance or any forward-looking information, and new risk factors can emerge from time to time. Given these risks and uncertainties, you should not place undue reliance on forward-looking statements as a prediction of actual results.

All forward-looking statement included in this Annual Report are based on information available to us on the date of this Annual Report and the risk that actual results will differ materially from expectations expressed in this report will increase with the passage of time. We undertake no obligation, and disclaim any duty, to publicly update or revise any forward-looking statement or disclose any facts, events or circumstances that occur after the date hereof that may affect the accuracy of any forward-looking statement, whether as a result of new information, future events, changes in our expectations or otherwise. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995 and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this section.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

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

Our major manufacturing facilities operating at December 31, 2005 are presented in the table below. See “Item 1. Business.” for further information with respect to all of our manufacturing and operational facilities, including QRCs:

	No. of	Approx. Sq.
	Plants	Footage

FPD
U.S.	6	1,229,416
Non-U.S.	16	2,571,453
FCD
U.S.	5	1,087,000
Non-U.S.	17	1,400,000
FSD
U.S.	3	366,722
Non-U.S.	4	423,719

We own most of our major manufacturing facilities. We maintain a substantial network of U.S. and foreign service centers and sales offices, most of which are leased. Our leased facilities are generally covered by long term leases. We believe we will be able to extend leases on our service centers and sales offices where desired, as they expire. See Note 11 to the consolidated financial statements included in this Annual Report for additional information regarding our obligations under leasing arrangements.

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

On February 4, 2004, we received an informal inquiry from the SEC requesting the voluntary production of documents and information related to our February 3, 2004 announcement that we would restate our financial results for the nine months ended September 30, 2003 and the full years 2002, 2001 and 2000. On June 2, 2004, we were advised that the SEC had issued a formal order of private investigation into issues regarding this restatement and any other issues that arise from the investigation. On May 31, 2006, we were informed by the staff of the SEC that it had concluded this investigation without recommending any enforcement action against us.

During the quarter ended September 30, 2003, related lawsuits were filed in federal court in the Northern District of Texas (the “Court”), alleging that we violated federal securities laws. Since the filing of these cases, which have been consolidated, the lead plaintiff has amended its complaint several times. The lead plaintiff’s current pleading is the fifth consolidated amended complaint (the “Complaint”). The Complaint alleges that federal securities violations occurred between February 6, 2001 and September 27, 2002 and names as defendants the Company, C. Scott Greer, our former Chairman, President and Chief Executive Officer, Renee J. Hornbaker, our former Vice President and Chief Financial Officer, PricewaterhouseCoopers LLP, our independent registered public accounting firm, and Banc of America Securities LLC and Credit Suisse First Boston LLC, which served as underwriters for our two public stock offerings during the relevant period. The Complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, and Sections 11 and 15 of the Securities Act of 1933. The lead plaintiff seeks unspecified compensatory damages, forfeiture by Mr. Greer and Ms. Hornbaker of unspecified incentive-based or equity-based compensation and profits from any stock sales, and recovery of costs. On November 22, 2005, the Court entered an order denying the defendants’ motions to dismiss the Complaint. The case is currently set for trial on March 27, 2007. We continue to believe that the lawsuit is without merit and are vigorously defending the case.

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

On February 7, 2006, we received a subpoena from the SEC regarding goods and services that certain foreign subsidiaries delivered to Iraq from 1996 through 2003 during the United Nations Oil-for-Food Program. This investigation includes a review of whether any inappropriate payments were made to Iraqi officials in violation of the Foreign Corrupt Practices Act. The investigation includes periods prior, to as well as subsequent to our acquisition of the foreign operations involved in the investigation. We may be subject to liabilities if violations are found regardless of whether they relate to periods before or subsequent to our acquisition.

In addition, one of our foreign subsidiary’s operations is cooperating with a foreign governmental investigation of that site’s involvement in the United Nations Oil-for-Food Program. This cooperation has included responding to an investigative trip by foreign authorities to the foreign subsidiary’s site, providing relevant documentation to these authorities and answering their questions. We are unable to predict how or if the foreign authorities will pursue this matter in the future.

We believe that both the SEC and this foreign authority are investigating other companies from their actions arising from the“Oil-for-Food” program.

We are in the process of reviewing and responding to the SEC subpoena and assessing the implications of the foreign investigation, including the continuation of a thorough internal investigation. Our investigation is in the early stages and has included and will include a detailed review of contracts with the Iraqi government during the period in question and certain payments associated therewith. Additionally, we have and will continue to conduct interviews with employees with knowledge of the contracts and payments in question. We are in the early phases of our internal investigation and as a result are unable to make any definitive determination whether any inappropriate payments were made and accordingly are unable to predict the ultimate outcome of this matter.

We will continue to fully cooperate in both the SEC and the foreign investigations. Both investigations are in progress but, at this point, are incomplete. Accordingly, if the SEC and/or the foreign authorities take enforcement action with regard to these investigations, we may be required to pay fines, consent to injunctions against future conduct or suffer other penalties which could potentially materially impact our business financial statements and cash flows.

In March 2006, we initiated a process to determine our compliance posture with respect to U.S. export control laws and regulations. Upon initial investigation, it appears that some product transactions and technology transfers may not technically been in compliance with U.S. export control laws and regulations and require further review. With assistance from outside counsel, we are currently involved in a systematic process to conduct further review which we believe will take about 18 months to complete given the complexity of the export laws and the scope of the investigation. Any potential violations of U.S. export control laws and regulations that are identified may result in civil or criminal penalties, including fines and/or other penalties. Because our review into this issue is ongoing, we are currently unable to determine the full extent of potential violations or the nature or amount of potential penalties to which we might be subject to in the future. Given that the resolution of this matter is uncertain at this time, we are not able to reasonably estimate the maximum amount of liability that could result from final resolution of this matter. We cannot currently predict whether the ultimate resolution of this matter will have a material adverse effect on our business, including our ability to do business outside the United States, or on our financial condition.

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

Although none of the aforementioned potential liabilities can be quantified with absolute certainty except as otherwise indicated above, we have established reserves covering exposures relating to probable contingencies, to the extent believed to be reasonably estimable and probable, which we believe to be reasonable based on past experience and available facts. While additional exposures beyond these reserves could exist, they currently cannot be estimated. We will continue to evaluate these potential contingent loss exposures and, if they develop, recognize expense as soon as such losses become probable and can be reasonably estimated.

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

As a consequence of all legal matters, including settlements of both publicly disclosed litigation and otherwise, we recognized expenses of approximately $7 million in 2005, $17 million in 2004 and $25 million in 2003.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on the NYSE under the symbol “FLS”. On June 23, 2006, our records showed approximately 1,904 shareholders of record. The following table sets forth the range of high and low prices per share of our common stock for the periods indicated.

PRICE RANGE OF FLOWSERVE COMMON STOCK
(Intraday High/Low Prices)

	2006	2005	2004

First Quarter	$58.46/$40.91	$27.72/$23.69	$22.77/$18.64
Second Quarter	N/A	$31.25/$25.16	$25.09/$19.47
Third Quarter	N/A	$37.78/$29.73	$25.35/$21.21
Fourth Quarter	N/A	$39.75/$32.75	$28.18/$20.40

We did not pay dividends on our common stock in 2005 or the completed portion of 2006, and have no plans to commence payment of cash dividends. The declaration and payment of dividends is subject to limitations under our new credit facilities, which prohibit declaration and payment of dividends at any time there is a default thereunder and cap the aggregate amount of dividends that may be made during the term of the new credit facilities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources — Senior Credit Facilities” for additional information on our new credit facilities.

Unregistered Sales of Equity Securities

As of May 1, 2005, due to the non-current status of our financial filings with the SEC, our Registration Statements on Form S-8 were no longer available to cover offers and sales of securities to our employees and other persons. Since that date, the acquisition of interests in our common stock fund under our 401(k) plan by plan participants may have been subject to the registration requirements of the Securities Act of 1933 or applicable state securities laws and may not have qualified for an available exemption from such requirements. Federal securities laws generally provide for a one-year rescission right for an investor who acquires unregistered securities in a transaction that is subject to registration and for which no exemption was available. As such, an investor successfully asserting a rescission right during the one-year time period has the right to require an issuer to repurchase the securities acquired by the investor at the price paid by the investor for the securities (or if such security has been disposed of, to receive damages with respect to any loss on such disposition), plus interest from the date of acquisition. These rights may apply to affected participants in our 401(k) plan and their affected interest in this plan may involve up to 270,000 shares of our common stock acquired pursuant to the 401(k) plan during 2005 and an indeterminate number of shares acquired during 2006. Based on our current stock price, we believe that our current potential liability for rescission claims is not material to our financial condition or results of operations;

however, our potential liability could become material in the future if our stock price were to fall below participants’ acquisition prices for their interest in our stock fund during the one-year period following the unregistered acquisitions.

During 2005, we issued an aggregate of 434,710 shares of restricted stock to employees pursuant to the 2004 Stock Compensation Plan and 10,750 shares of restricted stock pursuant to the Flowserve Corporation 1998 Restricted Stock Plan. We believe these securities are not subject to registration under the “no sale” principle or were otherwise issued pursuant to exemptions from registration under Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number of
	Total Number		Shares Purchased as	Shares That May
	of Shares	Average Price	Part of Publicly	Yet Be Purchased
Period	Purchased(1)	Paid per Share	Announced Plan(2)	Under the Plan(2)

October 1-31, 2005	-0-	N/A	N/A	N/A
November 1-30, 2005	9,174	$37.28	N/A	N/A
December 1-31, 2005	-0-	N/A	N/A	N/A

Total	9,174	$37.28	N/A	N/A

(1)	Represents 45 shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards and 9,129 shares of common stock purchased by a rabbi trust that we established in connection with our director deferral plans pursuant to which non-employee directors may elect to defer directors’ cash compensation to be paid at a later date in the form of common stock.

(2)	We do not have a publicly announced program for repurchase of shares of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2005(a)(f)	2004(b)(f)	2003(c)(f)	2002(d)(f)	2001(e)(f)
	(Amounts in thousands, except per share data and ratios)

RESULTS OF OPERATIONS
Sales	$2,695,277	$2,522,489	$2,248,852	$2,084,388	$1,728,714
Gross profit	861,831	758,580	682,920	640,462	548,028
Selling, general and administrative expense	671,738	597,081	511,415	440,786	376,763
Integration expense	—	—	15,786	16,134	61,716
Restructuring expense	—	—	2,162	4,347	(1,208)
Operating income	190,093	161,499	153,557	179,195	110,757
Interest expense	74,125	80,407	83,720	94,923	118,909
Provision (benefit) for income taxes	37,092	40,386	17,735	34,528	(8,127)
Income (loss) from continuing operations	46,180	25,882	50,477	39,721	(21,691)
Income (loss) from continuing operations per share (diluted)	0.82	0.46	0.91	0.76	(0.55)
Net earnings (loss)	11,835	24,200	44,463	34,759	(15,957)
Net earnings (loss) per share (diluted)	0.21	0.43	0.80	0.67	(0.41)
Cash flows from operating activities	127,445	267,501	181,304	248,598	(47,749)
Dividends paid per share	—	—	—	—	—
Bookings(g)	3,022,280	2,657,404	2,423,728	2,184,074	1,975,536
Ending backlog(h)	994,076	836,380	818,200	733,662	662,803
FINANCIAL CONDITION
Working capital	$376,277	$341,259	$454,439	$514,923	$473,372
Total assets	2,575,538	2,634,035	2,680,512	2,639,873	2,045,887
Total debt	665,136	701,844	950,748	1,095,383	1,042,000
Retirement obligations and other liabilities	396,013	397,655	370,201	360,517	223,672
Shareholders’ equity	831,834	870,225	822,463	708,557	388,771
FINANCIAL RATIOS
Return on average net assets	5.4%	5.0%	4.6%	5.1%	3.4%
Net debt to capital ratio	40.6%	42.3%	52.2%	59.6%	72.4%

(a)	Financial results in 2005 include a loss on debt extinguishment of $27.7 million and a $30.1 million impairment of assets held for sale related to our General Services Group, which is included in discontinued operations, resulting in a reduction in after tax net earnings of $40.2 million.

(b)	Financial condition in 2004 includes the effects of the accounts receivable securitization, which increased cash by $60.0 million, reduced accounts receivable by $48.7 million and increased total debt by $11.3 million.

(c)	Financial results in 2003 include integration expense of $19.8 million, of which $4.0 million is included in discontinued operations, and restructuring expense of $2.9 million, of which $0.7 million is included in discontinued operations, resulting in a reduction in after tax net earnings of $14.7 million.

(d)	Financial results in 2002 include IFC results from the date of acquisition. Financial results in 2002 also includes integration expense of $16.2 million, restructuring expense of $4.3 million, a loss on debt extinguishment of $11.2 million, and a $5.2 million purchase accounting adjustment associated with the required write-up and subsequent sale of acquired inventory, resulting in a reduction in after tax net earnings of $24.1 million.

(e)	Financial results in 2001 include integration expense of $63.0 million, a reduction of our restructuring expense of $1.2 million, of which $1.0 million is included in discontinued operations, and a loss on debt extinguishment of $17.9 million net of tax, resulting in a reduction in after tax net earnings of $59.6 million.

(f)	Financial condition and results for all periods presented reflect the classification of our General Services Group as discontinued operations.

(g)	Bookings includes bookings related to discontinued operations of $95.4 million, $136.8 million, $159.5 million, $165.1 million and $191.9 million for 2005, 2004, 2003, 2002 and 2001, respectively.

(h)	Backlog includes backlog related to discontinued operations of $0, $11.2 million, $34.1 million, $27.7 million and $31.7 million for 2005, 2004, 2003, 2002 and 2001, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the accompanying consolidated financial statements and notes. See “Item 1A. Risk Factors” and “Forward-Looking Information” sections for a discussion of the risks, uncertainties and assumptions associated with these statements. Unless otherwise noted, all amounts discussed herein are consolidated.

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

We have six key strategies that have been well communicated throughout the business. One of our key strategies is the globalization of our business. See “Our Strategies” section of this Management’s Discussion and Analysis for a discussion of our six key strategies. We currently have approximately 13,000 employees in more than 56 countries. We continue to implement new Quick Response Centers (“QRCs”) to be better positioned as near to our customers as possible for service and support, as a means to capture this important aftermarket business. Our markets have improved and we see corresponding growth in our business, much of which is in non-traditional areas of the world where new oil and gas reserves have been discovered. We and our customers are seeing rapid growth in Asia, with China providing a source of significant project growth. We have a strategy in place to increase our presence in China to capture the aftermarket business with our current installed base as well as new projects and process plant expansions.

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

RECENT DEVELOPMENTS

SEC Matters

On February 4, 2004, we received an informal inquiry from the SEC requesting the voluntary production of documents and information related to our February 3, 2004 announcement that we would restate our financial results for the nine months ended September 30, 2003 and the full years 2002, 2001 and 2000. On June 2, 2004, we were advised that the SEC had issued a formal order of private investigation into issues regarding this restatement and any other issues that arise from the investigation. On May 31, 2006, we were informed by the staff of the SEC that it had concluded this investigation without recommending any enforcement action against us.

On February 7, 2006, we received a subpoena from the SEC regarding goods and services that certain foreign subsidiaries delivered to Iraq from 1996 through 2003 during the United Nations Oil-for-Food Program. This investigation includes a review of whether any inappropriate payments were made to Iraqi officials in violation of the Foreign Corrupt Practices Act. The investigation includes periods prior to, as well as subsequent to our acquisition of the foreign operations involved in the investigation. We may be subject to liabilities if violations are found regardless of whether they relate to periods before or subsequent to our acquisition.

In addition, one of our foreign subsidiary’s operations is cooperating with a foreign governmental investigation of that site’s involvement in the United Nations Oil-for-Food program. This cooperation has included responding to an investigative trip by foreign authorities to the foreign subsidiary’s site, providing relevant documentation to these authorities and answering their questions. We are unable to predict how or if the foreign authorities will pursue this matter in the future.

We believe that both the SEC and this foreign authority are investigating other companies from their actions arising from the United Nations Oil-for-Food program.

We are in the process of reviewing and responding to the SEC subpoena and assessing the implications of the foreign investigation, including the continuation of a thorough internal investigation. Our investigation is in the early stages and has included and will include a detailed review of contracts with the Iraqi government during the period in question and certain payments associated therewith. Additionally, we have and will continue to conduct interviews with employees with knowledge of the contracts and payments in question. We are in the early phases of our internal investigation and as a result are unable to make any definitive determination whether any inappropriate payments were made and accordingly are unable to predict the ultimate outcome of this matter.

We will continue to fully cooperate in both the SEC and the foreign investigations. Both investigations are in progress but, at this point, are incomplete. Accordingly, if the SEC and/or the foreign authorities take enforcement action with regard to these investigations, we may be required to pay fines, consent to injunctions against future conduct or suffer other penalties which could potentially materially impact our business, financial statements and cash flows.

Legal Matters

On March 14, 2006, a shareholder derivative lawsuit was filed purportedly on our behalf in federal court in the Northern District of Texas. The lawsuit names as defendants C. Scott Greer, our former Chairman, President and Chief Executive Officer, Renée J. Hornbaker, our former Vice President and Chief Financial Officer, and current board members Hugh K. Coble, George T. Haymaker, Jr., Lewis M. Kling, William C. Rusnack, Michael F. Johnston, Charles M. Rampacek, Kevin E. Sheehan, Diane C. Harris, James O. Rollans and Christopher A. Bartlett. We are named as a nominal defendant. Based primarily on certain of the purported misstatements alleged in the federal securities case filed on September 30, 2003 and described in Note 13 to our consolidated financial statements, included in this Annual Report, the plaintiff asserts claims against the defendants for breaches of fiduciary duty. The plaintiff alleges that the purported breaches of fiduciary duty occurred between 2000 and 2004. The plaintiff seeks on behalf of us an unspecified amount of damages, disgorgement by Mr. Greer and

Ms. Hornbaker of salaries, bonuses, restricted stock and stock options, and recovery of attorneys’ fees and costs. We strongly believe that the suit was improperly filed and intend to file a motion seeking dismissal of the case.

For additional information regarding other pending securities class action and derivative lawsuits, see “Item 3. Legal Proceedings.”

In March 2006, we initiated a process to determine our compliance posture with respect to U.S. export control laws and regulations. Upon initial investigation, it appears that some product transactions and technology transfers may technically not be in compliance with U.S. export control laws and regulations and require further review. With assistance from outside counsel, we are currently involved in a systematic process to conduct further review, which we believe will take approximately 18 months to complete given the complexity of the export laws and the scope of our investigation. Any potential violations of U.S. export control laws and regulations that are identified may result in civil or criminal penalties, including fines and/or other penalties. Because our review into this issue is ongoing, we are currently unable to determine the full extent of potential violations or the nature or amount of potential penalties to which we might be subject to in the future. Given that the resolution of this matter is uncertain at this time, we are not able to reasonably estimate the maximum amount of liability that could result from final resolution of this matter. We cannot currently predict whether the ultimate resolution of this matter will have a material adverse affect on our business, including our ability to do business outside the U.S., or on our financial condition.

IRS Audits

We have recently concluded an Internal Revenue Service (“IRS”) audit of our U.S. federal income tax returns for the years 1999 through 2001. Based on its audit work, the IRS has issued proposed adjustments to increase taxable income during 1999 through 2001 by $12.8 million, and to deny foreign tax credits of $2.4 million in the aggregate. The tax liability resulting from these proposed adjustments will be offset with foreign tax credit carryovers and other refund claims, and therefore should not result in a material future cash payment, pending final review by the Joint Committee on Taxation. We anticipate this review will be completed by December 31, 2006. The effect of the adjustments to current and deferred taxes has been reflected in previously filed consolidated financial statements for the applicable periods.

During 2006, the IRS will commence an audit of our U.S. federal income tax returns for the years 2002 through 2004. While we expect that the upcoming IRS audit will be similar in scope to the recently completed examination, the upcoming audit may be broader. Furthermore, the preliminary results from the audit of 1999 through 2001 are not indicative of the future result of the audit of 2002 through 2004. The audit of 2002 through 2004 may result in additional tax payments by us, the amount of which may be material, but will not be known until the IRS audit is finalized.

In the course of the IRS audit of 1999 through 2001, we identified record keeping and other material internal control weaknesses, which caused us to incur significant expense to substantiate our tax return items and address information and document requests made by the IRS. We expect to incur similar expense with respect to the upcoming IRS audit of the years 2002 through 2004.

The IRS has issued a Notice of Inadequate Records for the years 1999 through 2001, and may issue a similar notice for the years 2002 through 2004. While the IRS has agreed not to assess penalties for inadequacy of records with respect to the years 1999 through 2001, no assurances can be made that the IRS will not seek to assess such penalties or other types of penalties with respect to the years 2002 through 2004. Such penalties could result in a material impact to the consolidated results of operations. Additionally, the record keeping issues noted above may result in future U.S. state and local tax assessments of tax, penalties and interest, which could have a material impact to our consolidated results of operations.

Management Changes and Other Employee Matters

During the past two years, following resignations of several of our senior executives, we hired Lewis M. Kling as our Chief Operating Officer and subsequently appointed him as our President and Chief Executive Officer, hired Mark A. Blinn as our Vice President and Chief Financial Officer, Richard J. Guiltinan, Jr. as our Controller and Chief Accounting Officer, Deborah K. Bethune as our Vice President of Taxes, Thomas L. Pajonas as our President

of our Flow Control Division, Linda P. Jojo as Vice President and Chief Information Officer, and Joseph R. Pinkston, as our Vice President of Human Resources, appointed Mark D. Dailey as our Chief Compliance Officer and Paul W. Fehlman as our Treasurer, and created and staffed new positions responsible for accounting policy and procedures, financial reporting, tax compliance and internal audit. To promote continuity of senior management, in March 2005 our Board of Directors approved a Transitional Executive Security Plan, which provides cash and stock-based incentives to key management personnel to remain employed by us for the near term. As a result of this plan, we recorded additional compensation expenses in 2005 of $2.6 million and an expense of approximately $2 million will be recorded in 2006. See “Transitional Executive Security Plan” in “Item 11. Executive Compensation” of this Annual Report for a detailed discussion on this plan.

Divestitures

In an effort to better align our business portfolio with our core strategic objectives, in the first quarter of 2005, we made a definitive decision to divest the General Services Group (“GSG”), non-core service operations which provide online repair and other third-party services, and we engaged an investment banking firm to commence marketing. As a result, we reclassified the group to discontinued operations in the first quarter of 2005. Sales for GSG were $103 million and $116 million in 2005 and 2004, respectively. Total assets at March 31, 2005, ascribed to GSG, inclusive of approximately $12 million of allocated goodwill, were approximately $60 million. We performed an impairment analysis of GSG at March 31, 2005 on a held for sale basis and, after the allocation of goodwill, we recognized an impairment charge of approximately $6 million during the first quarter of 2005. The initial estimated fair value at March 31, 2005 was based upon investment banker’s valuation of GSG’s estimated fair value as well as initial bids received from potential purchasers. As the year progressed, the number of potential buyers diminished to one potential purchaser and the business underperformed due to the pending sale. As a result, the lone bidder reduced its initial offer and accordingly, we recognized additional impairment charges aggregating approximately $24 million throughout 2005, for total impairment charges in 2005 of approximately $30 million. GSG was sold on December 31, 2005 for approximately $16 million in gross cash proceeds, subject to final working capital adjustments that remain under negotiation, while retaining approximately $12 million of net accounts receivable. We used approximately $11 million of the net cash proceeds to reduce our outstanding indebtedness.

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

The oil and gas industry represented approximately 35% and 32% of our sales in 2005 and 2004, respectively. High petroleum prices generally spur additional investment in upstream petroleum projects, and high prices in 2005 and 2004 contributed to an increase in bookings for projects, particularly in Asia, Africa, the Middle East and South America. In contrast to their effect on the upstream petroleum projects, high crude oil prices often reduce the demand for our products and services from crude oil refineries and natural gas processors as they seek to take advantage of favorable refining margins by operating at high levels of capacity utilization and deferring maintenance. Clean fuel regulations, particularly in the U.S., led to some project business from crude oil refiners. The profitability of such projects, however, is typically lower than for maintenance related products and services as these are generally large projects obtained through a competitive bidding process.

While high oil and gas prices are generally good for our oil and gas customers, they are generally adverse for chemical companies, since crude oil and natural gas are critical inputs in the manufacturing of their products. In 2005, the price of natural gas in the U.S. increased almost 50% as compared with 2004, and increased 25% in 2004 as compared with 2003. This significantly affected our chemical customers, who faced high feed stock costs. However, greater global demand is allowing companies to pass through pricing and strengthen the global market. The demand for chemical-based products appears to be increasing, so we expect to see some improvement in the demand for our products in the chemical industry. Further, this industry’s improved profitability could spur new investment in other parts of the world such as Asia, and we would expect to benefit from those investments as well. In 2005 and 2004, the chemical industry represented approximately 19% and 18%, respectively, of our sales.

Increased natural gas prices also diminished the profitability of many power generators that in recent years made significant investments in power plants that generate electricity from natural gas. While they have been able to recover a portion of their higher costs through rate increases, their liquidity is still challenged due to overinvestment in these power facilities in recent years. However, a number of nuclear power generators are planning significant maintenance activities. We have seen an increase in our orders for this area and it has been a positive contributor to 2005 orders, sales and earnings. In addition, there are several coal-fired power plants planned for the U.S., and we are actively pursuing the flow control opportunities for these projects. The revenue opportunity for our products at a coal-fired plant typically can be three times that of a natural gas power plant. The power industry represented approximately 14% and 16% of our sales in 2005 and 2004, respectively.

Worldwide demand for fresh water and water treatment continues to create demand for new facilities or for upgrades of existing systems, many of which require products that we offer, especially pumps. We believe that we are a global leader in the desalination market, which is an important source of fresh water in the Mediterranean area and the Middle East. This is a significant market for our pump and valve actuation products. In 2005 and 2004, the water market represented approximately 7% and 6%, respectively, of our sales.

General industries represents a variety of different businesses, including mining, pulp and paper, food and beverage, steel and heating, ventilation and air-conditioning (“HVAC”), none of which individually represents more than 5% of total sales in 2005 and 2004. General industries represented approximately 25% and 28% of our sales in 2005 and 2004, respectively. We started to see some improvement in these businesses in 2005, most notably mining and steel, after they experienced what appeared to be troughs in 2004. Other industries, such as food and beverage and HVAC, were relatively stable.

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

We use our manufacturing platform to offer a broad array of aftermarket equipment services, such as installation, advanced diagnostics, repair and retrofitting. Timelines of delivery, quality and the proximity of service centers are important considerations for our aftermarket products and services. In geographic regions where we are positioned to provide a quick response, customers have traditionally relied on us, rather than our competitors, for aftermarket products relating to our highly engineered and customized products. However, aftermarket for standard products is very competitive and price competition has generally been increasing. Price competition tends to be more significant for OEMs than aftermarket services and generally has been increasing. In the sale of aftermarket products and services, we benefit from our large installed base of pumps, seals and valves, which require maintenance, repair and replacement parts.

Our reporting of trends by product type, customer type and business type are based upon analytical review of individual operational results and our knowledge of their respective businesses, as we do not formally track revenues by any of these categories. These trends are analyzed as a secondary reporting mechanism that is not derived directly from our general ledger system.

Our Strategies

Our overarching objective is to grow our position as an integrated solutions provider in the flow control industry. This objective includes continuing to sell products by building on existing sales relationships and marketing the power of our portfolio of products. It also includes delivering specific end user solutions that help customers attain their business goals by ensuring maximum reliability at a decreased cost of ownership. Sustainable, profitable growth is being driven using six strategies that are communicated throughout our company. These strategies include: organic growth, globalization, process excellence, portfolio management, organizational capability and technology/innovation. The key elements of our strategies are outlined below.

Organic Growth

Organic growth is a key long-term initiative to grow our top line revenues. This goal is to develop and launch new products and solutions as well as customer partnering initiatives that maximize the capture of the product’s total life cycle. We are one of the few pump, valve and seal companies who can offer our customers a differentiated option of not only products and services, but can also offer an additional option that includes any combination of products and solution support packages across our portfolio. Our combined pump and seal end user teams have been particularly successful in delivering new solution programs and increasing organic aftermarket growth.

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

We additionally seek to continue to review our substantial installed pump, seal and valve base as a means to expand our aftermarket services business, as customers increasingly use third-party aftermarket service providers like us to reduce their fixed costs and improve profitability. The aftermarket services business provides us with a steady source of revenues and cash flows at higher margins than original equipment sales and allows us to be in frequent contact with our customers, building our knowledge of customer needs and providing cross-selling opportunities. We are building on our established presence through an extensive QRC global network to provide the immediate parts, service and technical support required to effectively manage and win the aftermarket business from our installed base.

New product and service development is driven through our Product Management organization working in concert with engineering, operations and sales. Our goal is to increase our revenues from new products and services developed over the last five years. Our new product development process has made significant progress in demonstrating a pipeline of new and modified products and services. We expect our research and development costs to increase beginning in 2006 to support our goal of increased revenues from new products and services.

Globalization

The globalization initiative of our business has several facets that include:

•	expanding our global presence to capture business outside our traditional geographic market areas (China, Russia, South America, Middle East and Africa),

•	utilizing low cost sourcing opportunities to remain competitive in the global economy, and

•	attract and retain the global intellectual capital required to support our global growth plans in the new geographical areas.

We believe there are attractive OEM opportunities in international markets, particularly in South America, the Middle East and Asia Pacific, and we intend to continue to utilize our global presence to further penetrate these markets. Our recent successes in these markets include contracts worth more than $40 million for the supply of pumps and related equipment to the Nanhai petrochemicals project in China, and contracts worth more than $12 million for the Shenhua coal liquefaction project in China. In our aftermarket services business, we seek to strategically add sites as our customers and our customer base grow in order to provide our customers with rapid response, fast delivery and onsite field repair.

We are focused on shifting, as appropriate, certain of our manufacturing and engineering functions to, and increasing our supply of materials and components from, lower cost areas such as India, China, Mexico, South America and Eastern Europe. In 2005, these areas accounted for approximately 20% of our direct material spending, compared to approximately 5% in 2001. We are also focused on utilizing supply chain management to reduce our procurement costs, including by expanding purchases through reverse auctions, further consolidating our procurement of goods at a better value.

In addition, we have expanded our China presence with additional sales and supply chain professionals, new management and growth plans that include acquisition or development of new capabilities that will enhance the penetration of products in China for oil and gas and power projects as well as provide a base for the export of products.

Process Excellence

The process excellence initiative encapsulates ongoing programs that drive increased customer fulfillment at the lowest cost. This initiative includes:

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

We seek to increase our operational efficiency through our CIP initiative. It utilizes tools such as Six Sigma methodology, lean manufacturing, and constraint management to improve quality and processes, reduce product cycle times and lower costs. Recognizing that our employees are our most valuable resource in achieving our operational excellence goals, we have instituted broad CIP training, and to date over 900 of our employees are CIP trained or certified as “Green Belts” or “Black Belts”, deployed on CIP projects throughout our company. As a result of our CIP initiatives, we have developed and implemented processes to reduce our engineering and manufacturing process cycle time, improve on-time delivery and service response time, lower inventory levels and otherwise reduce costs. We have also experienced success in sharing and applying “best practices” achieved in one of our businesses and deployed to another Flowserve business, and we continue to look for opportunities to apply the CIP tools for improved performance.

We seek to continue to improve our working capital utilization, with a particular focus on improving the management of our accounts receivable and inventory. See further discussion in the “Liquidity and Capital Resources” section of this Management’s Discussion and Analysis.

Portfolio Management

The continued management of our portfolio of products and services is critical to our company’s success. We will continue to pursue selective acquisitions and rationalize our portfolio of products and services to ensure alignment with our customers and shareholders.

We intend to continue to evaluate acquisition and investment opportunities as we seek to broaden our product portfolio and operational capabilities and to expedite our expansion into faster growing Asian, African and South American markets. In that regard, our additional investment in Thompsons, Kelly & Lewis Pty. Ltd. (“TKL”) in March 2004 strengthened our product offering in the mining industry and broadened our manufacturing capabilities in the Asia Pacific region, which includes China, Japan, Singapore, Korea, India, Australia, New Zealand and Thailand. See further discussion of the TKL acquisition in “Our Results of Operations” section of this Management’s Discussion and Analysis and in Note 3 to our consolidated financial statements, included in this Annual Report.

We are seeking to divest operations that we consider non-core to our overall business, such as operations that do not serve our core customer base or provide limited synergies with our other businesses. For example, in November 2004 we sold our Government Marine Business Unit (“GMBU”), and in December 2005 we sold GSG. See further discussion of these discontinued operations in Note 2 to our consolidated financial statements, included in this Annual Report.

Organizational Capability

We believe there are several elements to building an enhanced organizational capability:

•	The development of a deeper talent pool through training and cross-divisional and functional assignments allows us the flexibility as we grow and expand the organization to fill positions internally. We believe career learning and development is critical to the building of an improved global organizational capability for the future.

•	The need to capture the intellectual capital in our workforce and that of our customers and share it within our company is considered a competitive advantage, and

•	Building an organization with improved compliance to mandatory and recommended processes and procedures and implementing the information systems that ensure compliance will be the backbone of our culture as we move forward.

A multi-year agreement was completed in 2005 to distribute electronic learning packages in multiple languages for the Flowserve Code of Business Conduct and other compliance programs globally throughout our company. This will be expanded to include export compliance, and regulatory compliance (U.S. and foreign), as well as other programs around harassment and employee behaviors. The emphasis on ethics and compliance was significantly strengthened in 2005 as a core organizational capability with a new Chief Compliance Officer.

In 2005, we installed a Learning Management System (“LMS”) that allowed the development and tracking of the delivery of electronic learning systems. This system allows us to track our employees’ compliance and policy understanding through electronic means. LMS also permits the on-line enrollment for customer training as a means to share and improve their intellectual capital.

Technology/Innovation

The infusion of new product technologies has become a core requirement as we look to improve the development of new products and services. Our internal goal is to improve the percentage of new products as a function of revenue over the next five years. The investment in technology will continue to increase in 2006. A cross-divisional technology team is in place to ensure that the technologies developed are available for wide use across all divisions to maximize the return on investments.

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

OUR RESULTS OF OPERATIONS

As a result of selling GSG, which was included in FCD, in December 2005, and GMBU, an FPD business, in November 2004, we treated these dispositions as discontinued operations and reclassified the financial information reported for all periods presented. The loss from discontinued operations, net of tax, increased $32.7 million in 2005, compared to a loss of $1.7 million in 2004. The increase is due primarily to the impairment of GSG, which is more fully discussed in Note 2 to our consolidated financial statements, included in this Annual Report.

Sales

	2005	2004	2003
	(Amounts in millions)

Sales	$2,695.3	$2,522.5	$2,248.9

Sales in 2005 increased by $164.5 million, or 6.5%, excluding currency benefits of approximately $8 million, as compared with 2004. The increase in sales is attributable to all three of our segments. These increases are due primarily to continued growth in the oil and gas industry, which has positively impacted our Flowserve Pump and Flow Solutions Divisions, and the continued recovery and strengthening of major valve markets.

Sales in 2004 increased by $159.8 million, or 7.1%, excluding currency benefits of approximately $114 million, as compared with 2003. Currency benefits were the result of the strengthening of international currencies, particularly the Euro, against the U.S. dollar. The increase in sales includes new sales of $35.2 million resulting from our acquisition of TKL in March 2004, increased activities of our core markets served, including oil and gas, power and chemicals, and strong growth in the Asia Pacific region.

Sales to international customers, including export sales from the U.S., were approximately 65% of sales in 2005 compared with 68% of sales in 2004 and 60% of sales in 2003. Sales into the Asia Pacific region were approximately 14%, 14% and 9% in 2005, 2004 and 2003, respectively. Sales into Europe, Middle East and Africa (“EMA”) were approximately 39%, 43% and 40% in 2005, 2004 and 2003, respectively. Excluding currency translation impacts, we believe that our sales to international customers will continue to increase as a percentage of total sales, as we believe our highest revenue growth opportunities are in Asia, South America and Africa.

Bookings and Backlog

	2005	2004	2003
	(Amounts in millions)

Bookings	$3,022.3	$2,657.4	$2,423.7
Backlog (at period end)	994.1	836.4	818.2

We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacture, service or support. Amounts presented above include bookings related to discontinued operations of $95.4 million, $136.8 million and $159.5 million for 2005, 2004 and 2003, respectively.

Bookings in 2005 increased by $396.5 million, or 15.7%, excluding currency benefits of approximately $10 million and discontinued operations, as compared with 2004. Bookings for TKL, which was acquired in March 2004, increased $28.8 million in 2005 as compared with 2004. Increased bookings are also attributable to improved bookings in EMA for our Flowserve Pump Division and improved bookings in Asia Pacific for our Flowserve Pump and Flow Control Divisions. Establishment of customer alliances has resulted in increased bookings in our Flow

Solutions Division as described below. Bookings have also been positively impacted by continued strength in the oil and gas industry and recovery of major valve markets.

Bookings in 2004 increased by $141.6 million, or 6.3%, excluding currency benefits of approximately $115 million and discontinued operations, as compared with 2003. Bookings for TKL, which was acquired in March 2004, were $40.5 million in 2004 Increased bookings were due to increases in the oil and gas industry, one of our primary served markets, which was spurred by increased crude oil prices.

Backlog represents the accumulation of uncompleted customer orders. Amounts presented above include backlog related to discontinued operations of $0, $11.2 million and $34.1 million for 2005, 2004 and 2003, respectively. Backlog at December 31, 2005 increased by $235.5 million, or 28.5%, excluding negative currency effects of approximately $67 million and discontinued operations, as compared with 2004, primarily attributable to the strong bookings performance in 2005, as well as an increase in large oil and gas project orders in EMA for our Flowserve Pump Division. By the end of 2006, we expect to ship over 94% of this backlog. Backlog at December 31, 2004 decreased by $14.5 million, or 1.8%, excluding currency benefits of approximately $33 million, as compared with 2003. The decrease is due to improved customer delivery time.

Gross Profit and Gross Profit Margin

	2005	2004	2003
	(Amounts in millions)

Gross profit	$861.8	$758.6	$682.9
Gross profit margin	32.0%	30.1%	30.4%

Gross profit margin of 32.0% in 2005 increased as compared with 2004. Gross profit margin in 2005 was positively impacted by operational improvements attributable to our CIP initiative, which resulted in cost savings, a higher mix of aftermarket business, which generally has a higher margin, and increased sales, which favorably impacts our absorption of fixed costs. Additionally, the charge to cost of sales to increase the reserve for obsolete and slow moving inventory was significantly lower in 2005 than the charge recorded in 2004, which had a favorable impact on gross profit margin.

Gross profit margin of 30.1% in 2004 decreased slightly as compared with 2003. Gross profit margin in 2004 was positively impacted by operational improvements attributable to our CIP initiative, which resulted in cost savings, synergies and a higher mix of aftermarket business, which generally has a higher margin. These were offset by a significant charge to cost of sales for the increase in the reserve for obsolete and slow moving inventory in our Flow Control Division, as discussed below, and a $14.1 million increase in incentive compensation as compared to 2003.

Selling, General and Administrative Expense (“SG&A”)

	2005	2004	2003
	(Amounts in millions)

SG&A expense	$671.7	$597.1	$511.4
SG&A expense as a percentage of sales	24.9%	23.7%	22.7%

In each of the three years presented, at least 55% of SG&A consisted of employee-related costs, which includes payroll, benefits and incentive payments, and at least 10% of SG&A consisted of professional fees, which includes audit, legal, contractor and consulting fees. SG&A in 2005 increased by $71.6 million, or 12.0%, excluding currency effects of approximately $3 million, as compared with 2004. The increase in SG&A is due primarily to the following: employee-related costs of $38.5 million including sales commissions, incentive compensation and equity incentive programs arising from improved performance and the higher stock price ($11.1 million); severance and transition expenses ($8.1 million); and modification of stock options expiration terms for former executives, current and retired employees and board of directors ($7.2 million). See further discussion of stock modifications in Note 8 to our consolidated financial statements, included in this Annual Report. The increase in SG&A is also attributable to increases in professional fees resulting from the restatement of 2002, 2003 and the first quarter of 2004, which includes a $24.1 million increase in audit fees and a $13.8 million increase in other professional fees related to tax consulting, accounting and internal audit assistance. These increases in professional fees were partially offset by a $15.5 million decrease in legal fees and expenses and a $6.8 million decrease in costs incurred related to Section 404 compliance.

SG&A in 2004 increased by $64.4 million, or 12.6%, excluding currency effects of approximately $21 million, as compared with 2003. The increase is due to a $29.9 million increase in annual incentive compensation and a $21.7 million increase in professional and consulting fees related primarily to the restatement of our consolidated financial results for 2003 and prior years, 2004 and 2003 financial statement audits and compliance with Section 404.

Integration and Restructuring Expense

	2005	2004	2003
	(Amounts in millions)

Integration expense	$—	$—	$15.8
Restructuring expense	—	—	2.2

The integration and restructuring expenses relate to the integration of Invensys’ flow control division (“IFC”) into our Flow Control Division. In conjunction with the acquisition of IFC in 2002, we initiated a restructuring program designed to reduce costs and eliminate excess capacity by closing some existing facilities, and reducing sales and related support personnel. We did not incur integration or restructuring expenses in 2005 or 2004 as we had largely completed our restructuring and integration programs related to IFC during 2003, except for final severance payments and payments for other exit activities primarily related to European integration activities. Approximately $4.0 million and $0.7 million of integration and restructuring expenses, respectively, for the year ended December 31, 2003 are included in discontinued operations in the consolidated statements of operations and are related to GSG facilities affected by the restructuring program. See Note 7 to our consolidated financial statements, included in this Annual Report for further discussion on integration and restructuring expenses.

Operating Income

	2005	2004	2003
	(Amounts in millions)

Operating income	$190.1	$161.5	$153.6
Operating income as a percentage of sales	7.1%	6.4%	6.8%

Operating income in 2005 increased by $28.6 million, or 17.7% as compared with 2004, primarily as a result of the increases in gross profit margin, partially offset by the increases in SG&A discussed above. Currency had a nominal effect in 2005.

Operating income in 2004 decreased by $5.6 million, or 3.6%, excluding currency benefits of approximately $14 million, as compared with 2003. As discussed above, SG&A costs increased in 2004 as a result of increased incentive compensation and increased professional and consulting fees. The increase in SG&A costs is partially offset by the reduction in integration and restructuring costs.

Interest Expense and Loss on Repayment of Debt

	2005	2004	2003
	(Amounts in millions)

Interest expense	$(74.1)	$(80.4)	$(83.7)
Interest income	3.4	1.9	4.1
Loss on debt repayment and extinguishment	(27.7)	(2.7)	(1.3)

Interest expense decreased $6.3 million in 2005 as compared with 2004 primarily as a result of the refinancing of our 12.25% Senior Subordinated Notes with the proceeds of borrowings under our New Credit Facilities. See further discussion of our refinancing in the “Liquidity and Capital Resources” section of this Management’s Discussion and Analysis and in Note 11 to our consolidated financial statements included in this Annual Report. Interest expense decreased $3.3 million in 2004 due primarily to lower prevailing interest rates and reduced debt levels associated with optional and scheduled debt paydowns since the acquisition of IFC, as well as lower borrowing interest rate spreads associated with the renegotiation of our revolving line of credit in April 2002. At December 31, 2005 approximately 62% of our debt was at fixed rates, including the effects of $410 million of notional interest rate swaps.

Interest income increased $1.5 million in 2005 as compared with 2004 due to significantly higher average cash balances. Interest income decreased $2.2 million in 2004 as compared to 2003 due to lower average cash balances.

During 2005, we incurred a charge of $27.7 million as a result of debt repayments and extinguishment related to the refinancing. Expenses incurred as a result of the refinancing are more fully described in the “Liquidity and Capital Resources” section of this Management’s Discussion and Analysis. Under the 2000 Credit Facilities (as described in Note 11 to our consolidated financial statements included in this Annual Report), we were required to use the proceeds of asset sales and new debt issuance, among other things, to pay down the principal amount outstanding under the credit facilities. In addition to mandatory repayments, we paid optional prepayments of principal from excess cash generated from operations. During 2004, we incurred a charge of $2.7 million on debt repayments and extinguishment related to the accelerated write-off of unamortized prepaid financing fees resulting from $160.0 million of optional debt prepayments and $167.9 million of mandatory debt prepayments triggered by the GMBU divestiture ($22.9 million), the issuance of the European Investment Bank (“EIB”) credit facility ($85.0 million) and receivables securitization ($60.0 million). In 2003, we incurred losses of $1.3 million related to the accelerated write-off of unamortized prepaid financing fees resulting from $163.1 million of optional debt prepayments throughout the year.

Other Expense, net

	2005	2004	2003
	(Amounts in millions)

Other expense, net	$(8.4)	$(14.1)	$(4.4)

Other expense, net decreased $5.7 million in 2005, from an expense of $14.1 million in 2004 due primarily to a $2.6 million decrease in unrealized losses on forward contracts and foreign currency transaction losses. Other expense, net increased $9.7 million in 2004 from a loss of $4.4 million in 2003 due primarily to a $9.2 million increase in unrealized losses on forward contracts.

Tax Expense and Tax Rate

	2005	2004	2003
	(Amounts in millions)

Provision for income taxes	$37.1	$40.4	$17.7
Effective tax rate	44.5%	60.9%	26.0%

The 2005 effective tax rate differed from the federal statutory rate of 35% primarily due to Extraterritorial Income (“ETI”) exclusion benefits of $1.9 million, state income tax benefits of $2.7 million resulting primarily from net reductions in valuation allowances and $12.7 million of net tax impact from foreign operations.

The 2004 effective tax rate differed from the federal statutory rate of 35% primarily due to ETI exclusion benefits of $4.9 million, $22.0 million of net tax impact from foreign operations resulting primarily from approximately $85 million in foreign earnings repatriation to pay down U.S. debt.

The 2003 effective tax rate differed from the federal statutory rate of 35% primarily due to ETI exclusion benefits of $2.5 million, changes in valuation allowances of $5.5 million primarily relating to foreign tax credits and the net impact of non U.S. operations of $2.8 million.

We have operations in European and Asian countries that provide various tax incentives. In 2003, we were granted an indefinite preferential tax rate of approximately 10% in Switzerland for certain sales and marketing activities. During 2004, we received a 5-year, 10% tax rate in Singapore for income in excess of a prescribed base amount generated from certain regional headquarter activities, subject to certain employment and investment requirements. In India, we were granted tax exemptions for profits derived from export sales and certain manufacturing operations in prescribed areas for a period of 10 years. The Indian tax exemptions expire in 2007 and 2011, respectively.

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

The 2004 Act also provides for a phase out of the existing ETI exclusion for foreign export sales, as it was viewed to be inconsistent with the international trade protocols set by the European Union. This phase out provides that the benefit for our otherwise qualifying export sales in 2005 and 2006 will be limited to approximately 80% and 60%, respectively. As a replacement for the loss of the ETI export incentive, the 2004 Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. This manufacturing deduction had no impact to our 2005 tax rate, and the impact to our future tax rate has not yet been quantified. Under the guidance of Financial Accounting Standards Board Staff Position No. FAS 109-1, “Application of FASB Statement No. 109 to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” the tax deduction on qualified production activities will be treated as a special deduction, as described in Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. As such, the special deduction will be reported in the period in which the deduction is claimed on our tax return.

On May 17, 2006, the Tax Increase Prevention and Reconciliation Act of 2005 was signed into law, creating an exclusion from U.S. taxable income for certain types of foreign related party payments of dividends, interest, rents, and royalties which, prior to 2006, have been subject to U.S. taxation. This exclusion applies for the years 2006 through 2008, and may apply to certain of our related party payments.

We expect our effective tax rate in 2006 to be similar to or lower than 2005 due to lower levels of U.S. income inclusions from our low taxed foreign subsidiaries. Our effective tax rate is based upon current earnings, estimates of future taxable earnings for each domestic and international location and the estimated impact of tax planning strategies. Changes in any of these and other factors, including our ability to utilize foreign tax credits and net operating losses or results from tax audits, could impact the tax rate in future periods. As of December 31, 2005 we have foreign tax credits of approximately $21.3 million, expiring in 2010 through 2015 against which we recorded no valuation allowances. Additionally, we have recorded U.S. net deferred tax assets of $111.8 million, which relate to net operating losses, tax credits and other deductible temporary differences which are available to reduce taxable income in future periods, most of which do not have a definite expiration. Should we not be able to utilize all or a portion of these credits and losses, our effective tax rate would be negatively impacted.

Net Earnings and Earnings Per Share

	2005	2004	2003
	(Amounts in millions)

Income from continuing operations	$46.2	$25.9	$50.5
Net earnings	11.8	24.2	44.5
Net earnings per share from continuing operations — diluted	0.82	0.46	0.91
Net earnings per share — diluted	0.21	0.43	0.80
Average diluted shares	56.7	55.7	55.3

Income from continuing operations increased $20.3 million in 2005 to $46.2 million, or $0.82 per diluted share, primarily as a result of the factors discussed above regarding operating income. Net earnings declined in 2005 as compared to with 2004 primarily as a result of impairment charges of $30.1 million related to GSG, which is included in discontinued operations and is more fully discussed in Note 2 to our consolidated financial statements included in this Annual Report. Earnings per share in 2005 were negatively impacted by a 1.7% higher average diluted share count.

Income from continuing operations decreased $24.6 million in 2004 to $25.9 million, or $0.46 per diluted share. In addition to the factors discussed above regarding operating income, 2004 income from continuing operations was also impacted by increases in the effective tax rate, as compared to 2003, and losses on derivative contracts.

The 2005 and 2004 increases in average diluted shares reflect the issuance of stock awards and the dilutive effects of increases in our stock price.

Other Comprehensive Income (Expense)

	2005	2004	2003
	(Amounts in millions)

Other comprehensive (expense) income	$(63.7)	$15.1	$68.3

Other comprehensive income declined to expense of $63.7 million in 2005 from income of $15.1 million in 2004. The decline is primarily a result of a decrease of $56.3 million in currency translation adjustments as compared with 2004. The decrease is due primarily to the devaluation of the Euro and the British pound versus the U.S. dollar during 2005. Minimum pension liability expense of $31.9 million in 2005 increased as compared with expense of $8.2 million in 2004, primarily as a result of a decreased discount rate.

Other comprehensive income declined to $15.1 million in 2004 as compared with 2003. The decrease is primarily a result of a decrease of $36.5 million in currency translation adjustments as compared with 2003. The decline in currency translation adjustment income is due primarily to the devaluation of the U.S. dollar versus the Euro and the British pound during 2004. In addition, the minimum pension liability decreased $16.7 million as compared with 2003, primarily as a result of a slight decrease in pension plan asset returns.

Business Segments

We conduct our business through three business segments that represent our major product areas. We evaluate segment performance and allocate resources based on each segment’s operating income excluding special items, such as restructuring and integration costs related to the IFC acquisition. We believe that special items, while indicative of efforts to integrate IFC in our business, do not reflect ongoing business results. We believe investors and other users of our financial statements can better evaluate and analyze historical and future business trends if special items are excluded from each segment’s operating income. Operating income before special items is not a recognized measure under GAAP and should not be viewed as an alternative to, or a better indicator of, GAAP measures of performance. See Note 17 to our consolidated financial statements included in this Annual Report for further discussion of our segments. The key operating results for our three business segments, FPD, FCD and FSD are discussed below.

Flowserve Pump Division Segment Results

Through FPD, we design, manufacture, distribute and service engineered and industrial pumps and pump systems, replacement parts and related equipment, principally to industrial markets. FPD has 27 manufacturing facilities worldwide, of which nine are located in North America, 11 in Europe, four in South America and three in Asia. FPD also more than 50 service centers, which are either free standing or co-located in a manufacturing facility. In March 2004, we acquired the remaining 75% interest in TKL, a leading Australian designer, manufacturer and supplier of centrifugal pumps, railway track work products and steel castings. As a result of this acquisition, we strengthened our product offering in the mining industry, broadened our manufacturing capacity in the Asia Pacific region and gained foundry capacity.

	Flowserve Pump Division
	2005	2004	2003
	(Amounts in millions)

Bookings	$1,575.7	$1,339.1	$1,207.1
Sales	1,398.4	1,329.8	1,164.6
Gross profit	390.6	341.3	282.9
Gross profit margin	27.9%	25.7%	24.3%
Segment operating income	144.6	110.1	85.9
Segment operating income as a percentage of sales	10.3%	8.3%	7.4%
Backlog (at period end)	703.5	575.8	569.6

Bookings in 2005 increased by $233.4 million, or 17.4%, excluding currency benefits of approximately $3 million, as compared with 2004 due to increases in all regions: EMA bookings increased approximately $139.2 million, excluding currency effects; North and South America bookings increased by $42.5 million and $19.7 million, respectively and excluding currency effects, due to several large engineered projects; and Asia Pacific increased $33.1 million due primarily to TKL. The increase is also attributable to continued growth in the oil and gas industry.

Bookings in 2004 increased by $74.0 million, or 6.1%, excluding currency benefits of approximately $58 million, as compared with 2003. The increase is due to additional bookings of $40.5 million resulting primarily from TKL, and an increase in aftermarket bookings. Aftermarket bookings represented 46.3% of total FPD bookings in 2004 as compared with 44.3% in 2003, as our primary served markets for the oil and gas and chemicals industries experienced growth and operated at near capacity levels due to continued increases in crude oil prices.

Sales in 2005 increased by $65.1 million, or 4.9%, excluding currency benefits of approximately $4 million, as compared with 2004. Sales in North and South America increased by $20.8 million and $14.2 million, respectively, and excluding currency benefits. In North America, higher sales were primarily attributable to an improvement in general industrial products as well as in parts and service in the U.S. and Canada. Asia Pacific increased $16.7 million due primarily to TKL. Of the $1.4 billion of sales in 2005, approximately 49% were from oil and gas, 18% power, 12% water, 8% chemical and 13% general industries.

Sales in 2004 increased by $105.8 million, or 9.1%, excluding currency benefits of approximately $59 million as compared with 2003. Sales improved in all regions and were most active in our core oil and gas markets. Water projects, especially those focusing on desalination, improved and chemical markets remained strong despite increasing feedstock prices. Of the 9.1% increase, 3.0% was directly attributable to increased sales from TKL. Offsetting these favorable sales was decreased business in our North American water market, where our sales were $14.5 million lower than the previous year as FPD was more selective in bidding opportunities. Of the $1.3 billion of sales in 2004, approximately 43% were from oil and gas, 20% power, 10% water, 8% chemical and 19% general industries.

Gross profit margin increased to 27.9% in 2005 as compared with 25.7% in 2004 and 24.3% in 2003. The increase in both years is primarily a result of the increase in sales, which favorably impacts our absorption of fixed costs, a higher mix of historically more profitable general industrial products and services and increased productivity. In 2004, these positive effects were partially offset by an increase in incentive compensation of $7.4 million included in cost of sales.

Operating income in 2005 increased by $35.7 million, or 32.4%, excluding unfavorable currency effects of approximately $1 million, as compared with 2004. The increase is primarily a result of the increase in gross profit margin discussed above.

Operating income in 2004 increased by $17.2 million, or 20.0%, excluding currency benefits of approximately $7 million, as compared with 2003. In addition to the increased sales and gross profit margin discussed above, operating income also increased due to $2.9 million in operating income from TKL and a gain of $8.5 million from the involuntary conversion of patterns that were lost in a fire at one of our foundries. These were slightly offset by an increase in incentive compensation of $7.4 million included in cost of sales as discussed above and an incremental increase in incentive compensation of $9.1 million included in SG&A.

Backlog in 2005 increased by $179.8 million, or 31.2%, excluding negative currency effects of approximately $52 million, as compared with 2004. The increase is primarily attributable to the strong bookings performance in 2005 across all regions, as well as an increase in large oil and gas project orders in EMA.

Flow Control Division Segment Results

Our second largest business segment is FCD, which designs, manufactures and distributes a broad portfolio of industrial valve products, including modulating and finite valves, actuators and controls. In addition, FCD leverages its experience and application know-how by offering a complete menu of engineered services to complement its expansive product portfolio. FCD has more than 4,000 employees at its manufacturing and service facilities in 19 countries around the world, with only five of its 22 manufacturing operations located in the U.S.

In 2005, focus on execution coupled with strong operational performance in FCD’s key end-markets, yielded financial results above prior years. In an effort to better align our business portfolio with our core strategic objectives, FCD made the decision to divest GSG, which provides online repair and other third-party services. Effective December 31, 2005, we sold the assets of GSG to Furmanite, a unit of Dallas-based Xanser Corporation. We believe this divestiture allows us to continue our focus on our core end-user objectives.

	Flow Control Division
	2005	2004	2003
	(Amounts in millions)

Bookings	$936.0	$851.8	$764.6
Sales	894.3	838.7	757.7
Gross profit	284.9	252.7	239.5
Gross profit margin	31.9%	30.1%	31.6%
Operating income (before special items)	89.2	65.3	68.0
Integration expense	—	—	15.8
Restructuring expense	—	—	2.2
Segment operating income (after special items)	89.2	65.3	50.0
Segment operating income (after special items) as a percentage of sales	10.0%	7.8%	6.6%
Backlog (at period end)	240.6	216.5	205.7

In 2005, FCD bookings increased by $81.5 million, or 9.6%, excluding currency effects of approximately $3 million, as compared with 2004. This growth is primarily attributable to increases in order volume, particularly in Asia Pacific coupled with what we believe to be sustainable price increases in all of FCD’s core end-markets including the oil and gas, power and chemical industries. Bookings in 2004 increased by $41.8 million, or 5.5%, excluding currency benefits of approximately $45 million, as compared with 2003. The increase is a result of strengthening in the chemical and the oil and gas segments of the market.

FCD sales in 2005, increased by $53.4 million, or 6.4%, excluding currency effects of approximately $2 million, as compared with 2004. The recovery of major valve markets that began in 2004 strengthened as 2005 progressed and drove sales increases to our process and power valve customers. Sales performance in 2005 reflects an increase in sales volume, improvement in worldwide power markets and U.S. chemical markets. Sales in 2005 also reflect improvement in the Asian and Russian markets. Of the $894.3 million of sales in 2005, approximately 38% were general industry sales, 32% were sales to chemical companies, 15% were oil and gas industry sales and 15% were sales to power industry customers. Sales in 2004 increased by $37.6 million, or 5.0%, excluding currency benefits of approximately $43 million, as compared with 2003. The increase is primarily attributable to many of the major valve markets beginning to recover from several years of decline. Increased customer demand for valve products and services in the power, chemical and general industrial markets helped drive the 2004 sales increases. Of the $838.7 million of sales in 2004, approximately 43% were general industry sales, 26% were sales to chemical companies, 16% were oil and gas industry sales and 15% were sales to power industry customers.

Gross profit margin of 31.9% in 2005 increased as compared with 2004. The increase is due to our efforts to continuously monitor inventory levels, coupled with successful management of aged inventory, which resulted in a charge to cost of sales to increase the reserve for obsolete and slow moving inventory of $3.7 million in 2005, which was significantly lower as compared with the $14.1 million charge recorded in 2004. Further, the aforementioned volume and sales price increases with a more favorable mix of aftermarket sales, which typically have a higher margin, positively impacted gross profit margin. Gross profit margin of 30.1% in 2004 decreased as compared with 2003. This resulted primarily from a $14.1 million charge to cost of sales for the increase in the reserve for obsolete and slow moving inventory, which resulted when a comparatively large portion of inventory purchased in our acquisition of IFC in 2002 did not sell at anticipated rates, thus triggering recognition of additional obsolescence reserves.

In 2005, operating income (before special items) increased $23.2 million, or 35.6%, excluding currency effects of less than $1 million, driven primarily by the increase in the gross profit margin discussed above. Operating income was negatively impacted by higher sales commissions incurred to generate the sales increase, higher costs associated with Sarbanes-Oxley compliance, costs incurred in expanding our footprint in Asia. Operating income (before special items) in 2004 decreased by $7.2 million, or 10.6% excluding currency benefits of approximately $4 million, as compared with 2003. The decrease results primarily from a $14.1 million charge to income for the increased provision for obsolete and slow moving inventory, as discussed above, plus an incremental $7.6 million increase in incentive compensation included in SG&A. Special items during 2003 were associated with the acquisition and integration of IFC into FCD.

Backlog in 2005 increased by $36.5 million, or 16.9%, excluding negative currency effects of approximately $12 million, as compared with 2004. The increase is primarily attributable to the strong bookings performance in 2005.

Flow Solutions Division Segment Results

Through FSD, we design, manufacture and distribute mechanical seals, sealing systems and parts, and provide related services, principally to industrial markets. FSD has seven manufacturing operations, three of which are located in the U.S. FSD operates 64 QRCs worldwide, including 25 sites in North America, 14 in Europe, and the remainder in South America and Asia. Our ability to manufacture engineered seal products within 72 hours from the customer’s request — through design, engineering, manufacturing, testing and delivery — is a significant competitive advantage. Based on independent industry sources, we believe that we are the second largest mechanical seal supplier in the world.

	Flow Solutions Division
	2005	2004	2003
	(Amounts in millions)

Bookings	$463.4	$395.0	$361.1
Sales	443.6	394.0	357.7
Gross profit	193.4	170.3	160.1
Gross profit margin	43.6%	43.2%	44.8%
Segment operating income	86.0	72.6	73.9
Segment operating income as a percentage of sales	19.4%	18.4%	20.7%
Backlog (at period end)	61.2	43.7	41.0

Bookings in 2005 increased by $64.5 million, or 16.3%, excluding currency benefits of approximately $4 million, as compared with 2004. Bookings in 2004 increased by $22.5 million, or 6.2%, excluding currency benefits of approximately $11 million, as compared with 2003. This bookings growth reflects increased business in projects, which includes OEMs, and the aftermarket. We experienced strong growth in compressor and pump seals in the project business and continued success with end users due to a focus on servicing customers locally through our increasing network of QRCs. In addition, the bookings improvement reflects FSD’s success in establishing longer-term customer alliance programs, including fixed fee alliances. Fixed fee alliances are contractual agreements with customers wherein the customer pays us a fixed amount each period (usually monthly) for the term of the agreement. In return for this fixed cost, the customer is entitled to new seals, repairs, upgraded equipment, replacements and maintenance services as defined within the scope of each agreement. We believe the fixed fee strategy coupled with higher levels of customer service, reliability, drive for repair business, equipment upgrades, replacements and maintenance services have led to increases in market share in 2005 and 2004.

Sales in 2005 increased by $47.0 million, or 11.9%, excluding currency benefits of approximately $3 million, as compared with 2004. The increase is due to the following: strength in the oil and gas industry led by oil prices and high demand; share growth in the mineral and ore processing industry due to strong demand; and increased sales in the gas compressor business due to growth in the natural gas industry. Of the $443.6 million of sales in 2005, approximately 33% was from oil and gas, 26% from chemical and 41% from general industries. Sales in 2004 increased by $25.2 million, or 7.0%, excluding currency benefits of approximately $11 million, as compared with 2003. Continuous improvements focused on our end user customer business, as well as meeting our strategic growth initiatives, led FSD to increased shipments in all regions in 2004. Of the $394.0 million of sales in 2004, approximately 30% was from oil and gas, 27% chemical and 43% general industries.

Gross profit margin increased to 43.6% in 2005 as compared with 2004 primarily as a result of the ability to pass along price increases and improved product mix in the aftermarket, which typically has a higher margin. Gross profit margin for FSD decreased to 43.2% in 2004 as compared with 44.8% in 2003, primarily due to a $4.1 million increase in annual incentive compensation included in cost of sales, increases in worldwide metals pricing, and a charge to cost of sales resulting from an increase in the reserve for slow moving inventory.

Operating income in 2005 increased by $12.8 million, or 17.6%, excluding currency benefits of less than $1 million, as compared with 2004. The improvement in 2005 reflects increased gross profit margins discussed above and greater control of SG&A. Operating income in 2004 decreased by $3.7 million, or 5.0%, excluding currency benefits of approximately $2 million, as compared with 2003. The decrease in operating income is primarily a result of the decrease in gross profit margin discussed above and an increase in SG&A, resulting from an increase in annual incentive compensation of $4.1 million.

Backlog in 2005 increased by $19.7 million, or 45.1%, excluding negative currency effects of approximately $2 million, as compared with 2004. The increase is primarily attributable to the strong bookings performance in 2005, as well as one significant contract in which the final shipment is not due until 2008.

LIQUIDITY AND CAPITAL RESOURCES

	2005	2004	2003
	(Amounts in millions)

Net cash flows provided by operating activities	$127.4	$267.5	$181.3
Net cash flows used by investing activities	(39.3)	(14.1)	(26.6)
Net cash flows used by financing activities	(53.3)	(250.6)	(162.8)

Cash Flow Analysis

Cash generated by operations and borrowings available under our existing revolving line of credit are our primary sources of short-term liquidity. Our sources of operating cash include the sale of our products and services and the reduction of our working capital, particularly accounts receivable and inventories. Our total cash balance at December 31, 2005 was $96.5 million, compared to $63.8 million in 2004 and $53.5 million in 2003.

The cash flows provided by operating activities in 2005 primarily reflect an increase in working capital, particularly higher accounts receivable of $37.2 million from the impact of the termination of our accounts receivable securitization agreement of $48.7 million. The increase in cash flows provided by operating activities in 2004 primarily relates to the implementation of the accounts receivable securitization agreement and increases in accounts payable, accrued liabilities and retirement obligations and other liabilities. In 2003, we also benefited from receipt of a $4.9 million U.S. income tax refund. Cash outflows related to the IFC integration were $27.2 million in 2003.

Further, operating cash flows in 2005 reflect increased funding of pension plans of approximately $30 million as compared with 2004. The reduction in working capital for 2004 reflects increases of $46.6 million in accounts payable due to deferred payment of invoices at year-end in 2004, and $32.1 million in accrued liabilities due primarily to an increase of approximately $44 million in the bonus accrual for 2004. The reduction in working capital for 2004 also reflects our continued emphasis on improving accounts receivable collections and reducing inventory. The improvement in accounts receivable in 2004 as compared to 2003 primarily reflects improved collections and the impact of the accounts receivable securitization of $48.7 million discussed below. In addition, incremental factoring of certain non-U.S. receivables contributed $0.7 million in 2005, used $3.4 million in 2004 and contributed $15.5 million in 2003.

Our goal for days’ sales receivables outstanding (“DSO”) is 60 days. For the fourth quarter of 2005, we achieved a DSO of 58 days as compared to 59 days for the same period in 2004. For reference purposes based on 2005 sales, an improvement of one day could provide approximately $8 million in cash. Inventory reductions contributed $4.7 million of cash flow for 2005 compared with $25.5 million of cash flow for 2004 and $29.4 million in 2003. The majority of the inventory reduction in 2004 was in project-related work in process inventory required to support shipments of products in backlog, offset in part by an increase in raw materials. As a result of inventory reductions, inventory turns were 5.6 times at December 31, 2005, compared with 5.1 times and 4.4 times at December 31, 2004 and 2003 respectively. For reference purposes based on 2005 data, an improvement of one turn could yield approximately $55 million in cash.

Cash outflows for investing activities were $39.3 million, $14.1 million and $26.6 million in 2005, 2004 and 2003, respectively, due primarily to capital expenditures.

Cash outflows for financing activities were $53.3 million in 2005 compared with $250.6 million in 2004 and $162.8 million in 2003. The change in 2005 is primarily a result of the debt paydown. The change in 2004 results primarily from increased mandatory repayments of long-term debt triggered by the GMBU divestiture, the issuance of the EIB credit facility and accounts receivables securitization.

Our cash needs for the next 12 months are expected to be substantially similar to 2005, except for a decrease in debt payments required under our New Credit Facilities partially offset by an increase in pension contributions and increases in capital expenditures related to information technology infrastructure and capacity expansion. We believe cash flows from operating activities, combined with availability under our revolving line of credit and our existing cash balances, will be sufficient to enable us to meet our cash flow needs for the next 12 months. However, cash flows from operations could be adversely affected by economic, political and other risks associated with sales of our products, operational factors, competition, fluctuations in foreign exchange rates and fluctuations in interest rates, among other factors. We believe that cash flows from operating activities and our expectation of continuing availability to draw upon our revolving credit agreements are also sufficient to meet our cash flow needs for the periods exceeding the next 12 months.

We generated $1.1 million and $6.8 million of cash flow related to the exercise of employee stock options in 2005 and 2004, respectively, which is reflected in financing activities of the consolidated statement of cash flows. Amounts generated from the exercise of employee stock options in 2003 were not significant. Stock option shares are not currently exercisable due to the temporary suspension of our stock option exercise program, as a result of which current employees, including executive officers, qualified retirees and our directors are unable to exercise their vested options. The stock option exercise program was temporarily suspended due to the fact that we were not able to timely file our annual and quarterly periodic reports with the SEC, which made it impossible to issue registered shares upon option exercises.

We have a substantial number of outstanding stock options granted in past years to employees under our stock option plans which have been unexercisable for an extended period due to our non-current filing status of all our SEC financial reports. These outstanding options include options for 809,667 shares held by our former Chairman, President and Chief Executive Officer, C. Scott Greer. Given the significant increase in our share price during the period in which optionees have been unable to exercise their options, it is possible that many holders may want to exercise soon after they are first able to do so. We will reopen our stock option exercise program and allow optionees to exercise their options once we become current with our SEC financial reporting obligations and have registered the issuance of our common shares upon exercise of such stock options with the SEC. We currently expect this to occur in 2006. If the holders of a large number of these options promptly exercise following such reopening, there would be some dilutive impact on our earnings per share. We anticipate that a significant number of stock option exercises at one time would positively impact our cash flow, however, we are still evaluating the extent of such impact and alternatives to satisfy our obligation under the stock option program, up to and including repurchasing shares on the market to offset some or all of the dilutive impact on our earnings per share which could negatively impact our cash flow. The impacts on our cash flow and earnings per share are dependent upon share price, number of shares and strike price of shares exercised.

Payments for Acquisitions

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

Capital Expenditures

	2005	2004	2003
	(Amounts in millions)

Capital expenditures	$49.3	$45.2	$28.8
Depreciation expense	59.8	62.5	61.6

Capital expenditures were funded primarily by operating cash flows and, to a lesser extent, by bank borrowings. In 2005, our capital expenditures focused on new product development, information technology infrastructure and cost reduction opportunities. In 2003 and 2004, capital expenditures were invested in new and replacement machinery and equipment, information technology and acquisition integration activities, including structures and equipment required at receiving facilities. Capital expenditures in 2004 include approximately $5 million for the purchase of a building we previously leased for the manufacture of valves. In each year, capital expenditures were less than depreciation expense due to excess capacity and the upgrading of equipment through integration processes. In 2006, our capital expenditures are focused on capacity expansion, enterprise resource planning application upgrades (Project STAR: Simplification and Teamwork Accelerates Results), information technology infrastructure and cost reduction opportunities and are expected to be between $70 million and $75 million. Certain of our facilities may face capacity constraints in the foreseeable future, which may lead to higher capital expenditure levels.

Financing

Debt, including capital lease obligations, consisted of:

	2005	2004
	(Amounts in thousands)

Term Loan, interest rate of 6.36%	$578,500	$—
Term Loan Tranche A:
U.S. Dollar Tranches, interest rate of 5.02%	—	76,240
Euro Tranche, interest rate of 4.69%	—	13,257
Term Loan Tranche C, interest rate of 5.20%	—	233,851
Senior Subordinated Notes, net of discount, coupon of 12.25%:
U.S. Dollar denominated	—	187,004
Euro denominated	—	87,484
EIB loan, interest rate of 4.42% in 2005 and 2.39% in 2004	85,000	85,000
Receivable securitization and factoring obligations	—	17,635
Capital lease obligations and other	1,636	1,373

Debt and capital lease obligations	665,136	701,844
Less amounts due within one year	12,367	44,098

Total debt due after one year	$652,769	$657,746

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

Borrowings under our New Credit Facilities bear interest at a rate equal to, at our option, either (1) the base rate (which is based on greater of the prime rate most recently announced by the administrative agent under our New Credit Facilities or the Federal Funds rate plus 0.50%) or (2) London Interbank Offered Rate (“LIBOR”) plus an applicable margin determined by reference to the ratio of our total debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), which as of December 31, 2005 was 1.75% for LIBOR borrowings.

EIB Credit Facility

On April 14, 2004, we and one of our European subsidiaries, Flowserve B.V., entered into an agreement with EIB, pursuant to which EIB agreed to loan us up to €70 million, with the ability to draw funds in multiple currencies, to finance in part specified research and development projects undertaken by us in Europe. Borrowings under the EIB credit facility bear interest at a fixed or floating rate of interest agreed to by us and EIB with respect to each borrowing under the facility. Loans under the EIB credit facility are subject to mandatory prepayment, at EIB’s discretion, upon the occurrence of certain events, including a change of control or prepayment of certain other indebtedness. In addition, the EIB credit facility contains covenants that, among other things, limit our ability to dispose of assets related to the financed project and require us to deliver to EIB our audited annual financial statements within 30 days of publication. In August 2004, we borrowed $85 million at a floating interest rate based on 3-month U.S. LIBOR that resets quarterly. As of December 31, 2005, the interest rate was 4.42%. The maturity of the loan is June 15, 2011, but may be repaid at any time without penalty.

Additional discussion of our New Credit Facilities, the EIB credit facility and other debt instruments no longer in effect as of December 31, 2005 is included in Note 11 to our consolidated financial statements, included in this Annual Report.

We have entered into interest rate and currency swap agreements to hedge our exposure to cash flows related to the credit facilities discussed above. These agreements are more fully described in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

Debt Prepayments and Repayments

The following summarizes our repayment of obligations under our various credit facilities:

	2005	2004	2003
	(Amounts in millions)

Scheduled repayment	$1.5	$27.5	$0.9
Mandatory repayment	—	167.9	—
Optional prepayment(1)	38.4	160.0	163.1
Loss on debt repayment and extinguishment	27.7	2.7	1.3

(1)	Optional prepayment excludes the proceeds from our New Credit Facilities that were used to repay our outstanding obligations under our 2000 Credit Facilities and our 12.25% Senior Subordinated Notes.

Loans under our New Credit Facilities are subject to mandatory repayment with, in general:

•	100% of the net cash proceeds of asset sales; and

•	Unless we attain and maintain investment grade credit ratings:

•	75% of our excess cash flow, subject to a reduction based on the ratio of our total debt to consolidated EBITDA;

•	50% of the proceeds of any equity offerings; and

•	100% of the proceeds of any debt issuances (subject to certain exceptions).

We made a mandatory debt repayment of $10.9 million in January 2006 using the net cash proceeds from the sale of GSG and we will make a mandatory repayment of $0.9 million in July 2006 using excess cash flows.

We may prepay loans under our New Credit Facilities in whole or in part, without premium or penalty.

We incurred $9.3 million in fees related to the New Credit Facilities, of which $0.8 million were expensed in 2005. Prior to the refinancing, we had $11.8 million of unamortized deferred loan costs related to previous credit facilities and Senior Subordinated Notes, which were called immediately following our refinancing. Based upon the final syndicate of financial institutions for the New Credit Facilities, we expensed $10.5 million of these unamortized deferred loan costs in 2005. In addition to the total loan costs of $11.3 million that were expensed, we recorded a charge of $16.4 million for premiums paid to call our Senior Subordinated Notes, for a total loss on extinguishment of $27.7 million recorded in 2005. The remaining $8.5 million of fees related to the New Credit Facilities were capitalized and combined with the remaining $1.3 million of previously unamortized deferred loan costs for a total of $9.8 million in deferred loan costs included in other assets, net. These costs are being amortized over the term of the New Credit Facilities using the effective interest method.

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

To obtain financing, Flowserve US Inc. transferred eligible receivables to FRC, which was formed solely for this accounts receivable securitization program. Pursuant to the RPA, FRC then sold undivided purchaser interests in these receivables to the third party financial institutions. Flowserve US Inc. continued to service the receivables for a servicing fee of 0.5% of the average net receivable balance. No servicing liability was recognized at December 31, 2004 because the amount was immaterial due to the short term average collection period of the securitized receivables. FRC had no recourse against Flowserve US Inc. for failure of the debtors to pay when due. As of December 31, 2004, FRC had secured $60 million in financing under the program. The proceeds were used to repay $16 million and $44 million of Tranche A and Tranche C bank term loans, respectively, outstanding under our prior credit facilities. At the time the purchaser interests were sold, $48.7 million of the receivables transferred to FRC were removed from FRC’s financial statements, and FRC further recorded short-term debt of $11.3 million. Borrowings under the RPA in excess of $11.3 million are excluded from our debt balance as presented in the consolidated balance sheet as of December 31, 2004.

On October 31, 2005, we terminated the RPA. In connection with this, we borrowed approximately $48 million under our New Credit Facilities and repurchased outstanding receivable interests from the third party financial institutions. See additional discussion of our accounts receivable securitization program in Note 11 to our consolidated financial statements included in this Annual Report.

Accounts Receivable Factoring

Through our European subsidiaries, we engage in non-recourse factoring of certain accounts receivable. The various agreements have different terms, including options for renewal and mutual termination clauses. Under our previous credit facilities, such factoring was generally limited to $50 million, based on due date of the factored receivables. The limit on factoring was raised to $75 million under the New Credit Facilities entered into in August 2005. See additional discussion of our accounts receivable factoring program in Note 5 to our consolidated financial statements included in this Annual Report.

Debt Covenants and Other Matters

Our New Credit Facilities contain covenants requiring us to deliver to lenders leverage and interest coverage financial covenants and our audited annual and unaudited quarterly financial statements. Under the leverage covenant, the maximum permitted leverage ratio steps down beginning with the fourth quarter of 2006, with a further step-down beginning with the fourth quarter of 2007. Under the interest coverage covenant, the minimum required interest coverage ratio steps up beginning with the fourth quarter of 2006, with a further step-up beginning with the fourth quarter of 2007. Compliance with these financial covenants under our New Credit Facilities is tested quarterly. Delivery of the December 31, 2005 audited financial statements is required by May 30, 2006. We have received a waiver from our lenders to deliver the December 31, 2005 audited annual financial statements by July 31, 2006. Further, we are required to furnish within 50 days of the end of each of the first three quarters of each year our consolidated balance sheet, and related statements of operations, shareholders’ equity and cash flows.

Our New Credit Facilities also contain covenants restricting our and our subsidiaries’ ability to dispose of assets, merge, pay dividends, repurchase or redeem capital stock and indebtedness, incur indebtedness and guarantees, create liens, enter into agreements with negative pledge clauses, make certain investments or acquisitions, enter into sale and leaseback transactions, enter into transactions with affiliates, make capital expenditures, engage in any business activity other than our existing business or any business activities reasonably incidental thereto. With the waiver for delivery of the December 31, 2005 audited financial statements, we are in compliance with all debt covenants under the New Credit Facilities.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table presents a summary of our contractual obligations at December 31, 2005:

	Payments Due By Period
	Within			Beyond 5
	1 Year	2-3 Years	4-5 Years	Years	Total
	(Amounts in millions)

Long-term debt	$11.7	$11.5	$11.5	$628.8	$663.5
Fixed interest payments(1)	6.2	10.4	10.8	2.7	30.1
Variable interest payments(2)	36.9	73.2	71.6	47.2	228.9
Capital lease obligations	0.6	0.7	—	—	1.3
Operating leases	21.4	30.4	17.4	13.6	82.8
Purchase obligations:(3)
Inventory	200.1	11.7	—	—	211.8
Non-inventory	23.3	9.0	0.3	—	32.6
Retirement and postretirement benefits(4)	37.9	80.4	84.7	226.9	429.9

(1)	Fixed interest payments include payments on fixed and synthetically fixed rate debt.

(2)	Variable interest payments under our New Credit Facilities were estimated using a base rate of three-month LIBOR as of December 31, 2005.

(3)	Purchase obligations are presented at the face value of the purchase order, excluding the effects of early termination provisions. Actual payments could be less than amounts presented herein.

(4)	Retirement and postretirement benefits represent estimated benefit payments for our U.S. and non-U.S. defined benefit plans, as more fully described in Note 12 to our consolidated financial statements included in this Annual Report.

The following table presents a summary of our commercial commitments at December 31, 2005:

	Commitment Expiration By Period
	Within 1			Beyond 5
	Year	2-3 Years	4-5 Years	Years	Total
	(Amounts in millions)

Letters of credit	$277.0	$55.1	$9.5	$0.6	$342.2
Surety bonds	23.1	10.5	0.3	—	33.9

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

Approximately 66% of total defined benefit pension plan assets and 57% of benefit obligations are related to the U.S. plan as of December 31, 2005. The assets for the U.S. plan are held in a single trust with a common asset allocation. Unless specified otherwise, the references in this section are to total plans (i.e., the U.S. plan together with international plans).

Benefits under our defined benefit pension plans are based primarily on years of credited service and on participants’ compensation. Assets under our defined benefit pension plans consist primarily of equity and fixed-income securities. At December 31, 2005, the fair market value of plan assets for our defined benefit plans increased to $311.6 million from $276.3 million at December 31, 2004. Assets were allocated as follows:

	U.S. Plan		Non-U.S. Plans
Asset category	2005	2004	2005	2004

Equity securities	66%	64%	48%	45%
Fixed income	30%	31%	41%	42%
Other	4%	5%	11%	13%

The projected benefit obligation for our defined benefit pension plans was $520.6 million and $488.7 million as of December 31, 2005 and 2004, respectively.

None of our common stock is directly held by these plans.

We sponsor a defined benefit postretirement health care plan covering most current retirees and a limited number of future retirees in the U.S. This plan provides for medical and dental benefits and is administered through insurance companies. We fund the plan as benefits are paid, such that the plans hold no assets in any period presented. Accordingly, we have no investment strategy or targeted allocations for plan assets. The benefits under the plan are not available to new employees or most existing employees.

The accumulated postretirement benefit obligation for our defined benefit postretirement health care plan was $73.8 million and $88.7 million as of December 31, 2005 and 2004, respectively. The decrease is primarily a result of plan amendments in 2005 that reduced our obligation from full coverage to a capped amount at two facilities and a higher than expected decrease in plan participants.

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

Our key assumptions used in calculating our cost of pension benefits are the discount rate, the rate of compensation increase, and the expected long-term rate of return on plan assets. We, in consultation with our actuaries, evaluate the key actuarial assumptions and other assumptions used in calculating the cost of pension benefits, such as discount rate, expected return on plan assets for funded plans, life expectancy of participants and assumed rate of wage increases, and determine such assumptions as of December 31 of each year to calculate liability information as of that date and pension expense for the following year. Depending on the assumptions used, the pension expense could vary within a range of outcomes and have a material effect on reported earnings. In addition, the assumptions can materially affect accumulated benefit obligations and future cash funding. Actual results in any given year may differ from those estimated because of economic and other factors.

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

In 2005, net pension expense for our defined benefit pension plans included in income from continuing operations was $26.5 million compared to $22.9 million in 2004 and $20.0 million in 2003. The postretirement benefit expense for the postretirement health care plan was $0.8 million in 2005 compared to $3.8 million in 2004 and $4.1 million in 2003. The decline in 2005 is primarily attributable to plan amendments capping our liabilities and to a decrease in the number of participants.

The following are assumptions related to our defined benefit pension plans for the year ended December 31, 2005:

	U.S. Plan	Non-U.S. Plans

Weighted average assumptions used to determine benefit obligations:
Discount rate	5.50%	4.43%
Rate of increase in compensation levels	4.50	3.19
Weighted average assumptions used to determine net cost:
Long-term rate of return on assets	8.25%	6.00%
Discount rate	5.75	5.12
Rate of increase in compensation levels	4.50	3.05

The following provides a sensitivity analysis of alternative assumptions on the U.S. qualified and aggregate non-U.S. pension plans and U.S. postretirement plans.

Effect of Discount Rate Changes and Constancy of Other Assumptions:

	0.5% Increase	0.5% Decrease
	(Amounts in millions)

U.S. defined benefit pension plan:
Effect on pension expense	$(1.0)	$1.0
Effect on Projected Benefit Obligation	(12.2)	12.7
Non-U.S. defined benefit pension plans:
Effect on pension expense	(1.1)	2.4
Effect on Projected Benefit Obligation	(19.8)	22.0
U.S. Postretirement medical plans:
Effect on postretirement medical expense	(0.7)	0.2
Effect on Projected Benefit Obligation	(3.1)	3.2

Effect of Changes in the Expected Return on Assets and Constancy of Other Assumptions:

	0.5% Increase	0.5% Decrease
(Amounts in millions)

U.S. defined benefit pension plan:
Effect on pension expense	$(1.0)	$1.0
Effect on Projected Benefit Obligation	N/A	N/A
Non-U.S. defined benefit pension plans:
Effect on pension expense	(0.5)	0.5
Effect on Projected Benefit Obligation	N/A	N/A
U.S. Postretirement medical plans:
Effect on postretirement medical expense	N/A	N/A
Effect on Projected Benefit Obligation	N/A	N/A

As discussed below, GAAP provides that differences between expected and actual returns are recognized over the average future service of employees.

At December 31, 2005, we lowered our assumed discount rate for the U.S. plan from 5.75% to 5.50% consistent with decreased 10-year bond yields and our average rate for non-U.S. plans from 5.12% to 4.43%. We maintained our average assumed rate of compensation increase at 4.5% for the U.S. plan and slightly increased the assumed rate of compensation increase to 3.19% for non-U.S. plans. The reduction in the discount rate had the effect of increasing the present value of benefit obligations and, accordingly, increased pension expense for 2005. We lowered the expected rate of return on U.S. plan assets from 8.75% for 2004 to 8.25% for 2005, primarily to reflect reduced expected long-term equity returns. Further reductions to the assumed discount rate and expected rate of return will have the effect of increasing pension expense for 2006.

We expect that the net pension expense for our defined benefit pension plans included in earnings before income taxes will be approximately $4.4 million higher in 2006 than the $26.5 million in 2005, reflecting, among other things, the decrease in the assumed discount rate and expected reduction in the rate of return on plan assets. We expect the 2006 expense for the postretirement health care plan to be $0.8 million.

We have used the same assumed discount rates of 5.50% and 5.75% at December 31, 2005 and 2004, respectively, in calculating our cost of pension benefits and our cost of other postretirement benefits for U.S. plans.

The assumed ranges for the annual rates of increase in per capita costs for periods prior to Medicare were 8.0% for 2005, 9.0% for 2004 and 10.0% for 2003, with a gradual decrease to 5.0% for 2007 and future years. If actual costs are higher than those assumed, this will likely put modest upward pressure on our expense for retiree health care.

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

Delayed Recognition of Actuarial Gains and Losses

At December 31, 2005 and 2004, unrecognized net actuarial losses for our defined benefit plans were $163.0 million and $132.2 million, respectively, based on the fair market value of plan assets. These unrecognized net actuarial losses primarily reflect in large part the steady reduction of the weighted-average discount rate over the years.

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

At December 31, 2005, the unrecognized net actuarial loss for the U.S. plan subject to amortized recognition, determined based on the market-related value of plan assets, was $105.8 million. This amount exceeded 10% of the greater of the projected benefit obligation or the market related value of plan assets by $77.0 million. Unless offset by future unrecognized gains from higher discount rates or higher than expected returns on plan assets, amortization of this unrecognized loss is expected to increase pension expense for each of the following 13 years by approximately $6.0 million per year, which amount is reflected in the higher expense expected in 2006.

In the event the fair market value of pension plan assets of a particular plan is less than the accumulated benefit obligation for such plan at year-end, GAAP may require an additional minimum liability, and in such circumstances, a reduction in shareholders’ equity or an establishment of an intangible asset. At December 31, 2005, the fair market value of our defined benefit pension plan assets was $311.6 million and the related accumulated benefit obligation was $501.9 million. We recognized an additional minimum liability of $137.4 million at December 31, 2005, which was recorded as a $93.2 million charge in other comprehensive income included in shareholders’ equity, a $43.5 million deferred tax asset, and a $0.7 million intangible asset. At December 31, 2004, the fair market value of our defined benefit pension plan assets was $276.3 million and the related accumulated benefit obligation was $473.6 million. We recognized an additional minimum liability of $97.4 million at December 31, 2004, which was recorded as a $62.1 million charge in other comprehensive income included in stockholders’ equity, a $34.6 million deferred tax asset, and a $0.7 million increase in the intangible asset.

Plan Funding

Our funding policy for defined benefit plans is to contribute at least the amounts required under applicable laws and local customs. We contributed $53.1 million, $23.4 million and $34.7 million to our defined benefit plans in 2005, 2004 and 2003, respectively. In 2006, we expect to contribute approximately $36 million to our qualified U.S. pension plan, and we expect to contribute approximately $8 million to our non-U.S. pension plans.

For further discussions on retirement benefits, see Note 12 to our consolidated financial statements included in this Annual Report.

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

Revenue Recognition

Revenues for products and short-term projects are recognized based on the shipping terms agreed to with the customer and fulfillment of all but inconsequential or perfunctory actions required, which is generally the point of title transfer. If the customer order requires formal acceptance, revenue is not recognized until formal acceptance has been received. For contracts containing multiple products, each having separable value, we generally recognize revenue on individual product shipments equal to the shipped products’ pro rata share of the contract’s fair value upon the fulfillment of all but inconsequential or perfunctory actions of the individual product shipment. For multiple deliverables under a single contract or arrangement, such as product delivery and installation, we separate the fair value of the product from the installation and recognize revenue on each element independently upon fulfillment of all but inconsequential or perfunctory actions. Our estimates mainly relate to the fair value determination of the underlying services or products. Revenue on service contracts is recognized after the services have been rendered and accepted by the customer. All revenue for products, short-term projects and service contracts require, prior to recognition, the persuasive evidence of an arrangement, a fixed or determinable sales price and reasonable assurance of collectibility.

Revenue for certain long-term large contracts is recorded on the percentage of completion method calculated on a cost-to-cost basis, in instances where reliable cost estimates exist. Percentage of completion revenue represents less than 5% of our consolidated revenues for each year presented, and is most prevalent in FPD. The percentage of completion method of revenue recognition requires us to prepare estimates of costs to complete contracts in progress, and in doing so we make judgments to evaluate contingencies such as potential variances in scheduled delivery and the cost of materials, labor costs and productivity, the impact of change orders, potential warranty liabilities and liquidated damage claims, contract disputes, and achievement of contractual performance standards. Changes in total estimated contract costs and resultant contract losses, if any, are recognized in the period in which they are determined.

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

Deferred Taxes and Tax Valuation Allowances

We recognize valuation allowances to reduce the carrying value of deferred tax assets to amounts that we expect are more likely than not to be realized. Our valuation allowances primarily relate to the deferred tax assets established for certain net operating loss carryforwards for U.S. and non-U.S. subsidiaries, and we evaluate the realizability of our deferred tax assets by assessing the related valuation allowance and by adjusting the amount of these allowances, if necessary. We assess such factors as our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets in determining the sufficiency of our valuation allowances. Failure to achieve forecasted taxable income in the applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in our effective tax rate on future earnings. Implementation of different tax structures in certain jurisdictions could, if successful, result in future reductions of certain valuation allowances.

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

Legal and Environmental Accruals

The costs relating to legal and environmental liabilities are recorded when it is both probable that a loss has been incurred and such loss is estimable. We have a formal process for assessing the facts and recording any required reserves on a case-by-case basis. Assessments of legal and environmental reserves are based on information obtained from our independent and in-house experts, including recent legal decisions and loss experience in similar situations. The recorded legal reserves are susceptible to changes due to new developments regarding the facts and circumstances of each matter, changes in political environments, legal venue and other factors. Recorded environmental reserves could change based on further analysis of our properties, technological innovation and regulatory environment changes.

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

Retirement and Postretirement Benefits

Determination of the value of our retirement and postretirement benefits liabilities is based on actuarial valuations. Inherent in these valuations are key assumptions which are assessed annually in the fourth quarter and which include:

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

Valuation of Goodwill, Indefinite-Lived Intangible Assets and Other Long-Lived Assets

Our business acquisitions typically generate goodwill and other intangible assets, which affect prospective amortization expense and possible impairment expense we might incur. We test the value of goodwill and indefinite-lived intangible assets for impairment as of December 31 each year or whenever events or circumstances indicate such assets may be impaired. Impairment losses for goodwill are recognized whenever the implied fair value of goodwill is less than the carrying value. Impairment losses for intangibles are recognized whenever the estimated fair value is less than the carrying value. The test for goodwill impairment involves significant judgment in estimating projections of fair value generated through future performance of each of the reporting units, which correlate to our operating segments. The test of indefinite-lived intangibles involves significant judgment in estimating projections of future sales levels. In calculating the fair value of the reporting units using the present value of estimated future cash flows, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and market data used in discounting those cash flows. Inherent uncertainties exist in determining and applying such factors. The discount rate used in the projection of fair value represents a weighted average cost of capital of 8.65%, which is applicable to our company and industry based on published data. The net realizable value of other long-lived assets, including property, plant and equipment, is reviewed periodically, when indicators of potential impairments are present, based upon an assessment of the estimated future cash flows related to those assets, utilizing methodologies similar to that for goodwill and indefinite-lived assets. Additional considerations related to our long-lived assets include expected maintenance and improvements, changes in expected uses and ongoing operating performance and utilization.

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

OUTLOOK FOR 2006

We experienced strengthening in our markets in 2005 and we remain optimistic about our markets and our performance in 2006, considering that the economic opportunities in many of our geographic and core industrial markets continue to be strong. As a result of these factors, our revenues are expected to increase from 2005, excluding currency fluctuations. For additional discussion on our markets, see the “Business Overview — Our Markets” section of this Management’s Discussion and Analysis. Our bookings have increased 23.3% for the three months ended March 31, 2006 as compared to the same period in 2005. However, as a booking represents a contract that can be modified or canceled, there is no guarantee that the increase in bookings will result in the same increase in revenues.

We expect our operating income to increase in 2006 as compared with 2005, although there are a numbers of factors that could have a significant impact on our operating income in 2006. Our 2006 operating income should continue to benefit from a number of operational improvement programs, including the procurement program and the CIP initiative, as well as other operational improvements in several of our facilities. In addition, continuation of our end user strategy, selective contract bidding and an increase in our quick turnaround products, which are historically more profitable, should also positively contribute to our operating income in 2006. However, a number of significant costs and certain other expenses will negatively impact our operating income in 2006. These include selected investments in technology infrastructure to consolidate our ERP systems; enhancements to our CIP initiative; professional fees incurred in the development of tax strategies and enhancement of our compliance programs; an increase in research and development spending; a continued high level of professional fees primarily related to the restatement of our financial results for 2002, 2003 and the first quarter of 2004, and the 2004 and 2005 audits, including Section 404 assessments, which were all completed in the first half of 2006; initiation of the 2006 audit and Section 404 assessment; non-cash stock compensation expenses primarily related to the adoption of SFAS No. 123(R), “Share-Based Payment” and re-measurement and modification of certain stock options; and higher wage and benefit costs due to inflation. In addition, we may experience capacity constraints at several of our plant locations in 2006 which could cause delays in shipping and payment of liquidated damages.

If these factors occur as we have described, we expect net earnings and net earnings per share to improve in 2006. There is potential for the exercise of a significant amount of stock options in 2006 which will become exercisable after we become current with our required filings with the SEC. The exercise of the stock options could have a dilutive effect on net earnings per share. See the “Liquidity and Capital Resources” section of this Management’s Discussion and Analysis for further discussion.

Following the refinancing of the 2000 Credit Facilities and the 12.25% Senior Subordinated Notes in August 2005, 100% of our debt carries a floating rate of interest. As of December 31, 2005 we had $410 million of derivative contracts to convert a portion of floating interest rates to fixed interest rates to reduce our exposure to interest rate volatility. As a result of our refinancing and lower levels of debt in 2006, we expect our interest expense will be lower in 2006 as compared to 2005. However, because a large portion of our debt carries a floating rate of interest, the debt is subject to volatility in rates, which could negatively affect interest expense. In addition, we do not expect to incur losses on debt extinguishment in 2006 as were incurred during the re-financing during 2005.

We expect to generate sufficient cash from operations to fund our business, capital expenditures, pension plan contribution obligations and costs of compliance, and continue to reduce debt levels. We expect to improve working capital utilization by reducing DSO and increasing inventory turns. However, the amount of cash generated from working capital is dependent on the level of revenues and other factors. In 2006 our capital expenditures are focused on capacity expansion, enterprise resource planning application upgrades, information technology infrastructure and cost reduction opportunities and are expected to be between $70 million and $75 million, before consideration of any acquisition activity. Currently, no significant acquisitions are imminent. While current pension regulations allow us latitude in the amount of contributions, we currently anticipate that our contributions to our qualified U.S. pension plan will be between $35 million and $40 million in 2006. We currently anticipate that our contributions to our non-U.S. pension plans will be approximately $8 million in 2006. We have no scheduled repayments in 2006 under the New Credit Facilities, however we made a mandatory repayment of $10.9 million in January 2006 using the net cash proceeds from the sale of GSG and we will make a mandatory repayment of $0.9 million in July 2006 using excess cash flows. We expect to comply with the covenants under our New Credit Facilities in 2006. See the “Liquidity and Capital Resources” section of this Management’s Discussion and Analysis for further discussion of our debt covenants. The potential exercise of a significant amount of stock options in 2006 (see preceding paragraph) could generate a significant amount of cash in 2006.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risks associated with financial instruments

We have market risk exposure arising from changes in interest rates and foreign currency exchange rate movements.

We enter into forward contracts to hedge our risks associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction. Our risk management and derivatives policy specifies the conditions under which we may enter into derivative contracts. At December 31, 2005 and 2004, we had approximately $236 million and $139 million, respectively, of notional amount in outstanding forward contracts with third parties. At December 31, 2005, the maximum length of any forward contract currently in place was 20 months.

Certain of our forward contracts do not qualify for hedge accounting. The fair value of these outstanding forward contracts at December 31, 2005 and 2004 was a net liability of $2.3 million and a net asset of $3.4 million, respectively. Unrealized gains (losses) from the changes in the fair value of these forward contracts of approximately $(5.2) million, $(2.5) million, and $1.6 million, for the years ended December 31, 2005, 2004 and 2003, respectively, are included in other (expense) income, net in the consolidated statements of operations. The fair value of outstanding forward contracts qualifying for hedge accounting was a net liability of $7,000 and $2.3 million at December 31, 2005 and 2004, respectively. Unrealized gains (losses) from the changes in the fair value of qualifying forward contracts and the associated underlying exposures of $(35,000), $(0.2) million, and $0.5 million, net of tax, as of December 31, 2005, 2004 and 2003, respectively, are included in other comprehensive income (expense) in the consolidated statements of shareholders’ equity.

Also as part of our risk management program, we enter into interest rate swap agreements to hedge exposure to floating interest rates on term loans. At December 31, 2005 and 2004, we had $325.0 million and $125.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties. At December 31, 2005, the maximum length of any interest rate contract currently in place was approximately three years. At December 31, 2005 and 2004, the fair value of the interest rate swap agreements was a net asset of $0.9 million and a net liability of $3.4 million, respectively.

During 2004, we entered into a compound derivative contract to hedge exposure to both currency translation and interest rate risks associated with our European Investment Bank (“EIB”) loan. The notional amount of the derivative was $85 million, and it served to convert floating rate interest rate risk to a fixed rate, as well as U.S. dollar currency risk to Euros. The derivative matures in 2011. At December 31, 2005 and 2004, the fair value of this derivative was a net liability of $2.8 million and $15.9 million, respectively. The unrealized gain (loss) on the derivative, offset with the foreign transaction gain on the underlying loan aggregate to $0.2 million and $(5.1) million for the years ended December 31, 2005 and 2004, respectively, and are included in other (expense) income, net in the consolidated statements of operations.

We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under forward contracts and interest rate swap agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.

Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our credit facilities, which bear interest based on floating rates. At December 31, 2005, after the effect of interest rate swaps, we had approximately $253.5 million of variable rate debt obligations outstanding with a weighted average interest rate of 6.36%. A hypothetical change of 100-basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would change interest expense by approximately $2.5 million.

We employ a foreign currency hedging strategy to minimize potential losses in earnings or cash flows from unfavorable foreign currency exchange rate movements. These strategies also minimize potential gains from favorable exchange rate movements. Foreign currency exposures arise from transactions, including firm commitments and anticipated transactions, denominated in a currency other than an entity’s functional currency and from foreign-denominated revenues and profits translated back into U.S. dollars. Based on a sensitivity analysis at December 31, 2005 and before consideration of any outstanding forward contracts, a 10% adverse change in the foreign currency exchange rates could impact our results of operations by $11.7 million.

An analysis of the estimated impact by currency follows (in millions):

Impact on Net
Currency	Earnings

Euro	$3,367.0
Swiss franc	1,625.0
British pound	1,198.1
Singapore dollar	1,118.6
Indian rupee	798.2
Canadian dollar	759.8
Venezuelan bolivar	621.4
Mexican peso	583.9
Argentinean peso	386.2
Australian dollar	382.7
Brazilian real	292.2
Japanese yen	276.6
Saudi Arabian riyal	120.4
Other	180.3

Total	$11,710.4

Hedging related transactions, recorded to other comprehensive income (expense), net of deferred taxes, are summarized below:

	Other Comprehensive Income (Expense)
	2005	2004	2003
	(Amounts in thousands)

Reclassification to earnings for settlements during the year:
Forward contracts	$125	$(458)	$(24)
Interest rate swap agreements	1,284	2,689	3,014
Change in fair value:
Forward contracts	28	(190)	458
Interest rate swap agreements	1,547	(162)	(1,574)

Year ended December 31	$2,984	$1,879	$1,874

The following amounts, net of deferred taxes, represent the expected recognition into earnings for hedging contracts based on their fair values at December 31, 2005:

	Forward	Interest Rate
	Contracts	Swaps	Total
	(Amounts in millions)

2006	$—	$(0.1)	$(0.1)
2007	—	0.5	0.5
2008	—	0.2	0.2

Total	$—	$0.6	$0.6

We incurred foreign currency translation gains (losses) of $(34.8) million, $21.4 million and $57.9 million, in 2005, 2004 and 2003, respectively. The currency loss in 2005 primarily reflects weakening of the Euro versus the U.S. dollar and the currency gains in 2004 and 2003 primarily reflect strengthening of the Euro versus the U.S. dollar.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of Flowserve Corporation

We have completed integrated audits of Flowserve Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Flowserve Corporation and its subsidiaries (the Company) at December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Flowserve Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, because the Company did not maintain (1) effective controls over its period-end financial reporting processes, including monitoring, (2) effective segregation of duties over automated and manual transaction processes, (3) effective controls over the completeness, accuracy and validity of revenue, (4) effective controls over the completeness, accuracy, validity and valuation of its inventory and related cost of sales transactions, (5) effective controls over the completeness, accuracy and validity of its accounts payable and related disbursements, (6) effective controls over the accounting for certain derivative transactions, and (7) effective controls over the completeness, accuracy and valuation of stock-based employee compensation expense, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2005:

(1) The Company did not maintain effective controls over its period-end financial reporting processes, including monitoring, which resulted in the following material weaknesses.

(a) The Company did not maintain effective controls to ensure that journal entries, both recurring and non-recurring, were consistently reviewed and approved in a timely manner to ensure the validity, completeness and accuracy of recorded entries. This control deficiency affects substantially all financial statement accounts and resulted in adjustments, including audit adjustments, to the Company’s annual and all interim consolidated financial statements for 2005.

(b) The Company did not maintain effective controls over the completeness and accuracy of supporting schedules for account reconciliations, and account reconciliations were not consistently documented, reviewed and approved in a timely manner. This control deficiency affects substantially all financial statement accounts and resulted in adjustments to the Company’s annual and all interim consolidated financial statements for 2005.

(c) The Company did not maintain effective controls over the accuracy and disclosure of its debt obligations. Specifically, controls were not effective to ensure that amounts due within one year were properly classified as current liabilities and that related disclosures appropriately reflected the timing of future mandatory debt repayments. This control deficiency affects debt due within one year and long-term debt due after one year and resulted in audit adjustments to the Company’s annual consolidated financial statements for 2005.

(d) The Company did not maintain effective controls over the completeness, accuracy and validity of spreadsheets used in the Company’s period end financial reporting process to ensure that access was restricted to appropriate personnel, and that unauthorized modification of the data or formulas within spreadsheets was prevented. This control deficiency affects substantially all financial statement accounts and resulted in adjustments, including audit adjustments, to the Company’s annual and all interim consolidated financial statements for 2005.

(e) The Company did not maintain effective controls over the completeness, accuracy and timely recording of accrued liabilities as part of the accounting close process. Specifically, effective controls were not designed and in place to ensure relevant information was communicated in a timely manner in order to assess and record the financial effects of certain loss contingencies. This control deficiency primarily affects accrued liabilities and related operating expense accounts and resulted in adjustments, including audit adjustments, to the Company’s annual and all interim consolidated financial statements for 2005.

(2) The Company did not maintain effective segregation of duties over automated and manual transaction processes. Specifically, the Company did not maintain effective controls over the granting, maintenance and monitoring of access to financial systems and data. Certain information technology personnel had unrestricted access to financial applications, programs and data beyond that needed to perform their individual job responsibilities and without any independent monitoring. In addition, certain financial personnel had incompatible duties that allowed for the creation, review and processing of certain financial data without independent review and authorization. This control deficiency affects substantially all financial statement accounts. However, this control deficiency did not result in adjustments to the Company’s annual or any interim consolidated financial statements for 2005.

(3) The Company did not maintain effective controls over the completeness, accuracy and validity of revenue. Specifically, effective controls were not designed and in place to ensure that invoices were complete, accurate, valid and recorded in the proper period. Additionally, effective controls were not designed and in place to ensure the validity and accuracy of sales orders. This control deficiency primarily affects revenue and accounts receivable and resulted in adjustments to the Company’s annual and all interim consolidated financial statements for 2005.

(4) The Company did not maintain effective controls over the completeness, accuracy, validity and valuation of the Company’s inventory and related cost of sales transactions. Specifically, controls with respect to the accuracy of product costing, job order costing, cost accumulation and certain inventory management processes were not effective. Additionally, controls were not effective to ensure accurate and timely recording of inventory shipments and receipts. This control deficiency primarily affects inventory and cost of sales and resulted in adjustments, including audit adjustments, to the Company’s annual and all interim consolidated financial statements for 2005.

(5) The Company did not maintain effective controls over the completeness, accuracy and validity of the Company’s accounts payable and related disbursements. Specifically, effective controls were not designed and in place to ensure that the matching of purchase orders and receiving documentation to invoices occurred prior to disbursement. This control deficiency primarily affects accounts payable and resulted in adjustments to the Company’s annual and all interim consolidated financial statements for 2005.

(6) The Company did not maintain effective controls over accounting for certain derivative transactions. Specifically, the Company did not adequately document the criteria for measuring hedge effectiveness at the inception of certain derivative transactions. This control deficiency primarily affects accounts receivable, other expense, other comprehensive income and accumulated other comprehensive income. However, this control deficiency did not result in adjustments to the Company’s annual or any interim consolidated financial statements for 2005.

(7) The Company did not maintain effective controls over the completeness, accuracy and valuation of stock-based employee compensation expense. Specifically, the Company did not maintain effective controls to ensure that stock-based employee compensation expense arising from the modification of terms that affect the exercise period of employee stock option awards was determined and recognized in the proper period. This control deficiency primarily affects compensation expense and paid-in-capital and resulted in audit adjustments to the Company’s annual and June 30, 2005 interim consolidated financial statements for 2005.

Each of the control deficiencies described in items 1 through 7 above could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

Management has determined that each of the control deficiencies in items 1 through 7 above constitutes a material weakness in the Company’s internal control over financial reporting as of December 31, 2005.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that Flowserve Corporation did not maintain effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Flowserve Corporation has not maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP
Dallas, Texas
June 30, 2006

FLOWSERVE

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(Amounts in thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$92,864	$63,759
Restricted cash	3,628	—
Accounts receivable, net	472,946	462,120
Inventories, net	361,770	388,402
Deferred taxes	113,957	81,225
Prepaid expenses and other	26,034	54,162

Total current assets	1,071,199	1,049,668
Property, plant and equipment, net	397,622	432,809
Goodwill	834,863	865,351
Deferred taxes	34,261	10,430
Other intangible assets, net	146,251	157,893
Other assets, net	91,342	117,884

Total assets	$2,575,538	$2,634,035

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$316,713	$316,545
Accrued liabilities	360,798	347,766
Debt due within one year	12,367	44,098
Deferred taxes	5,044	—

Total current liabilities	694,922	708,409
Long-term debt due after one year	652,769	657,746
Retirement and postretirement benefits and other liabilities	396,013	397,655
Commitments and contingencies
Shareholders’ equity:
Serial preferred stock, $1.00 par value, 1,000 shares authorized, no shares issued	—	—
Common shares, $1.25 par value	72,018	72,018
Shares authorized — 120,000
Shares issued — 57,614
Capital in excess of par value	477,201	472,180
Retained earnings	446,163	434,328

	995,382	978,526
Treasury stock, at cost — 1,640 and 2,146 shares, respectively	(37,547)	(48,171)
Deferred compensation obligation	4,656	6,784
Accumulated other comprehensive loss	(130,657)	(66,914)

Total shareholders’ equity	831,834	870,225

Total liabilities and shareholders’ equity	$2,575,538	$2,634,035

See accompanying notes to consolidated financial statements.

FLOWSERVE

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
	(Amounts in thousands, except per share data)

Sales	$2,695,277	$2,522,489	$2,248,852
Cost of sales	1,833,446	1,763,909	1,565,932

Gross profit	861,831	758,580	682,920
Selling, general and administrative expense	671,738	597,081	511,415
Integration and restructuring expenses	—	—	17,948

Operating income	190,093	161,499	153,557
Interest expense	(74,125)	(80,407)	(83,720)
Interest income	3,399	1,939	4,133
Loss on debt repayment and extinguishment	(27,744)	(2,708)	(1,346)
Other expense, net	(8,351)	(14,055)	(4,412)

Earnings before income taxes	83,272	66,268	68,212
Provision for income taxes	37,092	40,386	17,735

Income from continuing operations	46,180	25,882	50,477
Discontinued operations, net of tax	(31,846)	(4,694)	(6,014)
(Loss) gain from sale of discontinued operations, net of tax	(2,499)	3,012	—

Net earnings	$11,835	$24,200	$44,463

Net earnings per share:
Basic:
Continuing operations	$0.83	$0.47	$0.92
Discontinued operations	(0.62)	(0.03)	(0.11)

Net earnings	$0.21	$0.44	$0.81

Diluted:
Continuing operations	$0.82	$0.46	$0.91
Discontinued operations	(0.61)	(0.03)	(0.11)

Net earnings	$0.21	$0.43	$0.80

See accompanying notes to consolidated financial statements.

FLOWSERVE

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2005	2004	2003
	(Amounts in thousands)

Net earnings	$11,835	$24,200	$44,463

Other comprehensive (expense) income:
Foreign currency translation adjustments, net of tax	(34,846)	21,414	57,917
Minimum pension liability effects, net of tax	(31,881)	(8,211)	8,497
Cash flow hedging activity, net of tax	2,984	1,879	1,874

Other comprehensive (expense) income	(63,743)	15,082	68,288

Comprehensive (loss) income	$(51,908)	$39,282	$112,751

See accompanying notes to consolidated financial statements.

FLOWSERVE

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2005		2004		2003
	Shares	Amount	Shares	Amount	Shares	Amount
	(Amounts in thousands)

COMMON STOCK	57,614	$72,018	57,614	$72,018	57,614	$72,018

CAPITAL IN EXCESS OF PAR VALUE
Beginning balance — January 1		$472,180		$477,443		$477,635
Stock activity under stock plans		7,299		(1,724)		(227)
Restricted stock grants		(10,087)		(6,524)		(910)
Unearned compensation activity		7,691		2,373		945
Tax benefit associated with the exercise of stock options		118		612		—

Ending balance — December 31		$477,201		$472,180		$477,443

RETAINED EARNINGS
Beginning balance — January 1		$434,328		$410,128		$365,665
Net earnings		11,835		24,200		44,463

Ending balance — December 31		$446,163		$434,328		$410,128

TREASURY STOCK
Beginning balance — January 1	(2,146)	$(48,171)	(2,775)	$(62,575)	(2,794)	$(63,809)
Stock activity under stock plans	506	10,624	629	14,404	19	1,234

Ending balance — December 31	(1,640)	$(37,547)	(2,146)	$(48,171)	(2,775)	$(62,575)

DEFERRED COMPENSATION OBLIGATION
Beginning balance — January 1		$6,784		$7,445		$7,332
Increases to obligation for new deferrals		723		888		473
Compensation obligations satisfied		(2,851)		(1,549)		(360)

Ending balance — December 31		$4,656		$6,784		$7,445

ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning balance — January 1		$(66,914)		$(81,996)		$(150,284)
Foreign currency translation adjustments, net of tax		(34,846)		21,414		57,917
Minimum pension liability effect, net of tax		(31,881)		(8,211)		8,497
Cash flow hedging activity, net of tax		2,984		1,879		1,874

Ending balance — December 31		$(130,657)		$(66,914)		$(81,996)

TOTAL SHAREHOLDERS’ EQUITY
Beginning balance — January 1	55,468	$870,225	54,839	$822,463	54,820	$708,557
Net changes in shareholders’ equity	506	(38,391)	629	47,762	19	113,906

Ending balance — December 31	55,974	$831,834	55,468	$870,225	54,839	$822,463

See accompanying notes to consolidated financial statements.

FLOWSERVE

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(Amounts in thousands)

Cash flows — Operating activities:
Net earnings	$11,835	$24,200	$44,463
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	59,845	62,465	61,640
Amortization of intangible and other assets	10,043	10,691	10,528
Amortization of deferred loan costs	3,594	5,049	4,971
Write-off of unamortized deferred loan costs and discount	11,307	2,708	1,346
Loss on early extinguishment of debt	16,437	—	—
Net (gain) loss on the disposition of assets	2,039	(6,937)	2,141
Loss (gain) on sale of discontinued operations	3,814	(7,394)	—
Impairment of assets	30,067	979	163
Equity compensation expense	13,796	1,821	608
Equity income, net of dividends received	(7,779)	1,003	(5,686)
Change in assets and liabilities, net of acquisitions:
Accounts receivable, net	(37,192)	39,394	23,822
Inventories, net	4,683	25,535	29,407
Prepaid expenses and other	3,648	8,895	5,152
Other assets, net	3,798	(1,003)	7,108
Accounts payable	28,831	46,586	16,985
Accrued liabilities	31,090	32,059	(5,290)
Retirement and postretirement benefits and other liabilities	(31,353)	25,025	(17,070)
Net deferred taxes	(31,058)	(3,575)	1,016

Net cash flows provided by operating activities	127,445	267,501	181,304

Cash flows — Investing activities:
Capital expenditures	(49,271)	(45,241)	(28,788)
Proceeds from sale of discontinued operations	13,590	28,000	—
Cash received for disposal of fixed assets	—	12,593	2,207
Payments for acquisitions, net of cash acquired	—	(9,429)	—
Change in restricted cash	(3,628)	—	—

Net cash flows used by investing activities	(39,309)	(14,077)	(26,581)

Cash flows — Financing activities:
Proceeds from issuance of long-term debt	600,000	98,843	—
Payments on long-term debt	(21,500)	(355,570)	(164,000)
Payment of deferred loan costs	(9,322)	(665)	(1,767)
Repurchase of Term Loans Senior Subordinated Notes (includes premiums paid of $16.5 million)	(607,043)	—	—
Payments under other financing arrangements	(16,519)	—	2,969
Proceeds from stock option activity	1,111	6,787	—

Net cash flows used by financing activities	(53,273)	(250,605)	(162,798)
Effect of exchange rate changes on cash	(5,758)	7,418	12,606

Net change in cash and cash equivalents	29,105	10,237	4,531
Cash and cash equivalents at beginning of year	63,759	53,522	48,991

Cash and cash equivalents at end of year	$92,864	$63,759	$53,522

Income taxes paid (net of refunds)	$40,698	$35,630	$37,728
Interest paid	$72,987	$74,996	$78,662

See accompanying notes to consolidated financial statements.

FLOWSERVE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004 AND FOR THE
THREE YEARS ENDED DECEMBER 31, 2005

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

Use of Estimates — The process of preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses. Management believes its estimates and assumptions are reasonable; however, actual results may differ materially from such estimates. The most significant estimates and assumptions made by management are used in determining:

•	Revenue recognition, net of liquidated damages and other delivery penalties;

•	Allowance for doubtful accounts and credit risk;

•	Inventories and related reserves;

•	Income taxes, deferred taxes, tax valuation allowances and tax reserves;

•	Restructuring and integration expense;

•	Legal and environmental accruals;

•	Warranty accruals;

•	Insurance accruals;

•	Retirement and postretirement benefits; and

•	Valuation of goodwill, indefinite-lived intangible assets and other long-lived assets.

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

Revenue on service contracts is recognized after services have been rendered and accepted by the customer. In addition, our policy requires prior to shipment the persuasive evidence of an arrangement, a fixed or determinable sales price and reasonable assurance of collectibility. Revenue for long-term contracts, which includes contracts longer than nine-months in duration, with contract values over $750,000 and progress billings from the customer, are recorded on the percentage of completion method calculated on a cost-to-cost basis. Percentage of completion revenue represents less than 5% of our consolidated revenues for each year presented. Revenues generated under fixed fee service and repair contracts, are recognized on a straight-line basis over the term of the contract. These contracts can range in duration, but generally extend for five years. Fixed fee service and repair contracts represent less than 5% of consolidated revenue for each year presented.

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

Cash and Cash Equivalents — We place temporary cash investments with financial institutions and, by policy, invest in those institutions and instruments that have minimal credit risk and market risk. These investments, with an original maturity of three months or less when purchased, are classified as cash equivalents. They are highly liquid and principal values are not subject to significant risk of change due to interest rate fluctuations.

Restricted cash represents cash restricted by our factoring agreements and certain contracts in which a small portion of payments received under progress bills is not available for use until the project reaches completion.

Allowance for Doubtful Accounts and Credit Risk — The allowance for doubtful accounts is established based on estimates of the amount of uncollectible accounts receivable, which is determined principally based upon the aging of the receivable, but also customer credit history, industry and market segment information, economic trends and conditions, credit reports, and customer financial condition. Customer credit issues, customer bankruptcies or general economic conditions can also affect the estimates.

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

As of December 31, 2005, and 2004, we do not believe that we have any significant concentrations of credit risk.

Inventories and Related Reserves — Inventories are stated at the lower-of-cost or market. Cost is determined for principally all U.S. inventories by the last-in, first-out (“LIFO”) method and for non-U.S. inventories by the first-in, first-out (“FIFO”) method. Reserves for excess and obsolete inventories are based upon our assessment of market conditions for our products determined by historical usage and estimated future demand. Due to the long life cycle of our products, we carry spare parts inventories that have historically low usage rates and provide reserves for such inventory based on demonstrated usage.

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

Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” requires us to provide deferred taxes for the temporary differences associated with our investment in foreign subsidiaries which have a financial reporting basis that exceeds tax basis unless we can assert permanent reinvestment in foreign jurisdictions pursuant to Accounting Principles Board Opinion (“APB”) No. 23, “Accounting for Income Taxes — Special Areas.” Financial reporting basis and tax basis differences in investments in foreign subsidiaries consist of both unremitted earnings and losses as well as foreign currency translation adjustments. We do not assert permanent reinvestment under APB No. 23 for these basis differences. During each of the three years reported in the period ended December 31, 2005, we have not recognized any net deferred tax assets attributable to unremitted earnings or foreign currency translation adjustments in our foreign subsidiaries due to estimated excess foreign tax credits and other attributes.

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

Legal and Environmental Accruals — Legal and environmental reserves are recorded based upon a case-by-case analysis of the facts, circumstances, legal obligations and related costs. The costs relating to legal and environmental liabilities are recorded when it is probable that a loss has been incurred and such loss is estimable. Assessments of legal and environmental costs are based on information obtained from our independent and in-house experts and our loss experience in similar situations. The estimates may change in the future due to new developments regarding the facts and circumstances of each matter.

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

Retirement and Postretirement Benefits — Determination of the retirement and postretirement benefits obligations is based on estimates made by management in consultation with independent actuaries and investment advisors. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets, life expectancy, and assumed rate of increase in wages or in health care costs. Current market conditions, including changes in rates of returns, interest rates and medical inflation rates, are considered in selecting these assumptions. Changes in the related retirement and postretirement benefit costs may occur in the future due to changes in the assumptions used and actual results.

Valuation of Goodwill, Indefinite-Lived Intangible Assets and Other Long-Lived Assets — The value of goodwill and indefinite-lived intangible assets is tested for impairment at December 31 or whenever events or circumstances indicate such assets may be impaired. The test for goodwill impairment involves significant judgment in estimating projections of fair value, using the present value of estimated future cash flows, generated through future performance of each of our reporting units, which correlate to our operating segments. We consider each of our operating segments to constitute a business with discrete financial information that management regularly reviews. The test for impairment of our indefinite-lived intangibles involves estimating projections of future sales levels. The net realizable value of other long-lived assets, including property, plant and equipment, is reviewed periodically, when indicators of potential impairments are present, based upon an assessment of the estimated future cash flows related to those assets.

Due to uncertain market conditions and potential changes in strategy and product portfolio, it is possible that forecasts used to support asset carrying values may change in the future, which could result in non-cash charges that would adversely affect our consolidated results of operations and financial condition.

Property, Plant, and Equipment, and Depreciation — Property, plant and equipment are stated at historical cost, less accumulated depreciation. Asset retirement obligations are capitalized as part of the carrying amount of the asset and depreciated over the remaining useful life of the asset. The useful lives of leasehold improvements are the lesser of the remaining lease term or the useful life of the improvement. When assets are retired or otherwise disposed of, their costs and related accumulated depreciation are removed from the accounts and any resulting gains or losses are included in the operations for the period. Depreciation is computed by the straight-line method based on the estimated useful lives of the depreciable assets. Generally, the estimated useful lives of the assets are:

Buildings and improvements	10 to 40 years
Furniture and fixtures	3 to 7 years
Machinery and equipment	3 to 12 years
Capital leases	3 to 25 years

Costs related to repairs and maintenance are expensed as incurred.

Intangible Assets — Intangible assets, excluding trademarks which are considered to have an indefinite life, consist primarily of engineering drawings, distribution networks, software, patents and other items that are being amortized over their estimated useful lives generally ranging from 3 to 40 years. These assets are reviewed for impairment whenever events and circumstances indicate impairment may have occurred.

Deferred Loan Costs — Deferred loan costs, consisting of fees and other expenses associated with debt financing, are amortized over the term of the related debt using the effective interest method. Additional amortization is recorded in periods where optional or mandatory repayments on debt are made.

Fair Values of Financial Instruments — The carrying amounts of our financial instruments approximate fair value at December 31, 2005 and 2004, except for our debt, which had a carrying value and estimated fair value of $665.1 million at December 31, 2005, and a carrying value of $701.8 million and an estimated fair value of $736.1 million at December 31, 2004.

We determine the fair value of our fixed rate debt by applying the open market discount or premium to the principal outstanding. We consider our variable rate debt to have fair values that approximate its carrying value, based upon an assessment of the underlying borrowing spreads.

Derivatives and Hedging Activities — As part of our risk management strategy, we enter into derivative contracts to mitigate certain financial risks related to foreign currencies and interest rates. We have a risk-management and derivatives policy outlining the conditions under which we can enter into financial derivative transactions.

We employ a foreign currency economic hedging strategy to minimize potential losses in earnings or cash flows from unfavorable foreign currency exchange rate movements. This strategy also minimizes potential gains from favorable exchange rate movements. Foreign currency exposures arise from transactions, including firm commitments and anticipated transactions, denominated in a currency other than an entity’s functional currency and from foreign-denominated income and expense translated into U.S. dollars. The primary currencies to which we have exposure are the Euro, British pound, Canadian dollar, Mexican peso, Japanese yen, Singapore dollar, Brazilian real, Australian dollar, Argentinean peso and Venezuelan bolivar. We enter into interest rate swap agreements for the purpose of hedging our exposure to floating interest rates on certain portions of our debt. We have also entered into a compound interest rate and foreign currency financial derivative that mitigates our risk associated with interest rate and foreign exchange volatility on another portion of our debt denominated in a currency other than the functional currency of the entity holding the debt.

Our policy requires us to document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for entering into economic hedges. This process includes linking all derivatives that are designated as fair value, cash flow or foreign currency hedges to (1) specific assets and liabilities on the balance sheet or (2) specific firm commitments or forecasted transactions. We also assess (both at the inception of the hedge and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. Failure to demonstrate effectiveness in offsetting exposures retroactively or prospectively would cause us to deem the hedge ineffective.

All derivatives are recognized on the balance sheet at their fair values. At the inception of a new derivative contract, our policy requires us to designate the derivative as (1) a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge); or (2) a foreign currency fair value (a “foreign currency” hedge). Changes in the fair value of a derivative that is highly effective, documented, designated, and qualified as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive loss, until earnings are affected by the variability of cash flows of the hedged transaction. Changes in the fair value of foreign currency hedges are recorded in other comprehensive income (loss) since they satisfy the accounting criteria for a cash flow hedge. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative do not mirror the change in the cash flow of the forecasted transaction) is recorded in current period earnings. For effective hedges, the changes in the value of the hedged item are also recorded as a component of other comprehensive income (loss), if the underlying has been recognized on the balance sheet. Upon settlement, realized gains and losses are recognized in other expense, net in the consolidated statements of operations. For certain financial derivatives that do not qualify for hedge accounting, the changes in the fair values of these derivative are recognized in other expense, net in the consolidated statements of operations for all periods presented.

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

Transaction and translation gains and losses arising from intercompany balances are reported as a component of accumulated other comprehensive loss when the underlying transaction stems from a long-term equity investment or from debt designated as not due in the foreseeable future. Otherwise, we recognize transaction gains and losses arising from intercompany transactions as a component of income. Where intercompany balances are not long-term investment related or not designated as due beyond the foreseeable future, we may mitigate risk associated with foreign currency fluctuations by entering into forward exchange contracts. See Note 9 for further discussion of these forward exchange contracts.

Transactional currency gains and losses arising from transactions in currencies other than our sites’ functional currencies and changes in fair value of forward exchange contracts that do not qualify for hedge accounting are included in our consolidated results of operations. For the years ended December 31, 2005, 2004 and 2003, we recognized losses of $7.0 million, $11.0 million, and $1.9 million of such amounts in other expense, net in the accompanying consolidated statements of operations.

Stock-Based Compensation — At December 31, 2005, we have several stock-based employee compensation plans, which we account for under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. It is our policy to set the exercise price of stock options at the closing price of our common stock on the New York Stock Exchange on the date such grants are authorized by our Board of Directors. For 2005 and prior years, no stock-based employee compensation cost is reflected in net earnings for stock option grants, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant. Should we elect to modify any of our existing stock option awards, APB No. 25, as interpreted by Financial Accounting Standards Board (“FASB”) Financial Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” requires us to recognize the intrinsic value of the underlying options at the date the modification becomes effective. Modifications could include accelerated vesting, a reduction in exercise prices or extension of the exercise period. See Note 8 for further discussion of stock modifications.

Awards of restricted stock are valued at the market price of our common stock on the grant date and recorded as unearned compensation within shareholders equity. The unearned compensation is amortized to compensation expense over the vesting period of the restricted stock. We have unearned compensation of $9.1 million, $5.2 million and $0.9 million at December 31, 2005, 2004 and 2003, respectively. These amounts will be recognized into net earnings in prospective periods.

The following table illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to all stock-based employee compensation, calculated using the Black-Scholes option-pricing model.

	Year Ended December 31,
	2005	2004	2003
	(Amounts in thousands, except per share amounts)

Net earnings, as reported	$11,835	$24,200	$44,463
Stock-based employee compensation expense included in net earnings, net of tax	8,692	1,195	399
Stock-based employee compensation expense determined under fair value method for all awards, net of tax	(11,359)	(2,297)	(3,210)

Pro forma net earnings	$9,168	$23,098	$41,652

Net earnings per share — basic:
As reported	$0.21	$0.44	$0.81
Pro forma	0.17	0.42	0.76
Net earnings per share — diluted:
As reported	$0.21	$0.43	$0.80
Pro forma	0.16	0.42	0.75

The above pro forma disclosures may not be representative of effects for future years, since the determination of the fair value of stock options granted includes an expected volatility factor and additional option grants are expected to be made each year. See Note 8 for additional discussion of the assumptions inherent in the calculation of stock-based employee compensation expense in the above table.

Earnings Per Share — Basic and diluted earnings per share are calculated as follows:

	Year Ended December 31,
	2005	2004	2003
	(Amounts in thousands, except per share amounts)

Income from continuing operations	$46,180	$25,882	$50,477

Net earnings	$11,835	$24,200	$44,463

Denominator for basic earnings per share — weighted average shares	55,473	55,071	55,139
Effect of potentially dilutive securities	1,217	579	111

Denominator for diluted earnings per share — weighted average shares adjusted for dilutive securities	56,690	55,650	55,250

Net earnings per share:
Basic:
Continuing operations	$0.83	$0.47	$0.92
Net earnings	0.21	0.44	0.81
Diluted:
Continuing operations	$0.82	$0.46	$0.91
Net earnings	0.21	0.43	0.80

Options outstanding with an exercise price greater than the average market price of the common stock were not included in the computation of diluted earnings per share. The weighted average number of such options totaled 0.2 million, 1.1 million and 2.6 million for 2005, 2004 and 2003, respectively.

Research and Development Expense — Research and development costs are charged to expense when incurred. Aggregate research and development costs included in selling, general and administrative expenses were $24.3 million, $25.2 million, and $24.9 million in 2005, 2004 and 2003, respectively. Costs incurred for research and development primarily include salaries and benefits and consumable supplies, as well as, rent, professional fees, utilities, and the depreciation of property and equipment used in research and development activities.

Business Combinations — All business combinations referred to in these financial statements used the purchase method of accounting, under which we allocate the purchase price to the identifiable tangible and intangible assets, recognizing goodwill when the purchase price exceeds fair value of such identifiable assets.

Accounting Developments

Pronouncements Implemented

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets,” which addresses the measurement of exchanges of non-monetary assets. SFAS No. 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets, which was previously provided by APB No. 29, “Accounting for Non-monetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 during 2005 had no impact on our consolidated financial position or results of operations.

In April 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations”. FIN No. 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” requiring companies to recognize a liability for the fair value of an asset retirement obligation that may be conditional on a future event if the fair value of the liability can be reasonably estimated. FIN No. 47 is effective as of the end of fiscal years ending after December 15, 2005. Our adoption of FIN No. 47, effective in the first quarter of 2005, did not have a material impact on our consolidated financial position or results of operations

Pronouncements Not Yet Implemented

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of the compensation cost is to be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are to be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” and supersedes APB No. 25. SFAS No. 123(R) is effective for public companies as of the first interim or annual reporting period of the first fiscal year beginning after June 15, 2005. We adopted SFAS No. 123(R) effective January 1, 2006 using the modified prospective transition method. The specific magnitude of the impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based incentive awards granted in the future, as well as the effect of the pending modification discussed in Note 8. However, had we adopted SFAS No. 123(R) in prior periods, the impact would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in “Stock-Based Compensation” above.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 improves the financial reporting of certain hybrid financial instruments and simplifies the accounting for these instruments. In particular, SFAS No. 155:

•	permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

•	clarifies which interest-only and principal-only strips are not subject to the requirements of SFAS No. 133;

•	establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

•	clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and

•	amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. We are currently evaluating the impact, if any, of SFAS No. 155 on our consolidated financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of Statement No. 140.” SFAS No. 156 clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability, requires that a separately recognized servicing asset or servicing liability be initially measured at fair value and permits an entity with a separately recognized servicing asset or servicing liability to choose either the amortization method or fair value method for subsequent measurement. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS No. 156 to have a material impact on our financial position and results of operations.

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

2.	DISCONTINUED OPERATIONS

General Services Group — Effective December 31, 2005, we sold certain non-core service operations, collectively called the General Services Group (“GSG”), to Furmanite, a unit of Dallas-based Xanser Corporation. During the first quarter of 2005 we made a definitive decision to divest GSG, and accordingly, evaluated impairment pursuant to a held for sale concept as opposed to the previously held and used concept. Also during the first quarter of 2005 we allocated $12.3 million of goodwill to GSG based on its relative fair value to the total reporting unit’s estimated fair value. We recognized impairment charges aggregating $30.1 million during the 2005 relating to GSG as the number of potential buyers diminished to one purchaser during the bidding process and the business underperformed during the year due to the pending sale. GSG was sold for approximately $16 million in gross cash proceeds including $2.0 million held in escrow pending final settlement, subject to final working capital adjustments, excluding approximately $12 million of net accounts receivable, generating a pre-tax loss of $3.8 million. We used approximately $11 million of the net cash proceeds to reduce our indebtedness. We have allocated estimated interest expense related to this repayment to each period presented based upon then prevailing interest rates. As a result of this sale, we have presented the results of operations of GSG as discontinued operations for all periods presented.

GSG generated the following results of operations:

	Year Ended December 31,
	2005	2004	2003
	(Amounts in millions)

Sales	$103.1	$115.7	$123.7
Cost of sales	87.5	95.5	101.2
Selling, general and administrative expense	57.5	26.0	29.4
Integration and restructuring expenses	—	—	4.7
Interest expense	0.7	0.6	0.5
Other expense, net	0.3	0.3	0.2

Loss before income taxes	(42.9)	(6.7)	(12.3)
Income tax benefit	11.1	1.0	4.9

Results for discontinued operations, net of tax	$(31.8)	$(5.7)	$(7.4)

2005
(Amounts in millions)

Pre-tax loss from sale of discontinued operations(1)	$(3.8)
Income tax benefit	1.3

Loss on sale of discontinued operations, net of tax	$(2.5)

(1)	The pre-tax loss on the sale of GSG is subject to final working capital adjustments, which remain under negotiation. The outcome of such negotiations could result in a change in the ultimate loss on sale in the period of resolution.

GSG’s assets and liabilities have been reclassified to prepaid expenses and other, other assets, net and accounts payable to reflect discontinued operations. As of December 31, 2004, GSG’s assets and liabilities consisted of the following:

2004
(Amounts in
millions)

Accounts receivable, net	$23.0
Inventories, net	13.3
Prepaid expenses and other	0.4

Total current assets	36.7
Property, plant and equipment, net	17.5
Other intangible assets, net	0.1

Total assets(1)	$54.3

Accounts payable	$8.3
Accrued liabilities	1.7

Total current liabilities	10.0
Other liabilities	0.1

Total liabilities(2)	$10.1

(1)	Excludes $12.3 million of goodwill allocated to GSG during 2005 upon classification of GSG as assets held for sale.

(2)	Excludes $10.9 million of debt retired with net proceeds from the sale of GSG.

Government Marine Business Unit — In November 2004, we sold our Government Marine Business Unit (“GMBU”), a business within our Flowserve Pump Division (“FPD”), to Curtiss-Wright Electro-Mechanical Corporation for approximately $28 million, generating a pre-tax gain of $7.4 million after the allocation of approximately $8 million of goodwill and $1 million of intangible assets. GMBU, which provided pump technology and service for U.S. Navy submarines and aircraft carriers, did not serve our core market and represented only a small part of our total pump business. We used net proceeds from the disposition of GMBU to reduce our outstanding indebtedness. As a result of this sale, we have presented the assets, liabilities and results of operations of the GMBU as discontinued operations for all periods included.

GMBU generated the following results of operations:

	Year Ended December 31,
	2004	2003
	(Amounts in millions)

Sales	$21.6	$24.4
Cost of sales	17.6	19.9
Selling, general and administrative expense	2.4	2.3
Earnings before income taxes	1.6	2.2
Provision for income taxes	0.6	0.8

Results for discontinued operations, net of tax	$1.0	$1.4

2004
(Amounts in
millions)

Pre-tax gain from sale of discontinued operations	$7.4
Provision for income taxes	4.4

Gain on sale of discontinued operations, net of tax	$3.0

3.	ACQUISITIONS

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

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

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

The following table provides information about our changes in 2005 to intangible assets:

	December 31, 2005
	Useful Life	Beginning	Change Due to		Ending Gross	Accumulated
	(Years)	Gross Amount	Currency	Acquisitions(3)	Amount	Amortization
	(Amounts in thousands, except years)

Finite-lived intangible assets:
Engineering drawings(1)	10-22.5	$81,662	$(1,228)	$—	$80,434	$(22,894)
Distribution networks	15	13,700	—	168	13,868	(4,947)
Software	10	5,900	—	—	5,900	(3,196)
Patents	9.5-15.5	28,567	(1,503)	968	28,032	(9,969)
Other	3-40	13,991	(883)	1,179	14,287	(11,539)

		$143,820	$(3,614)	$2,315	$142,521	$(52,545)

Indefinite-lived intangible assets — Trademarks(2)		$59,255	$(1,729)	$234	$57,760	$(1,485)

The following table provides information about our changes in 2004 to intangible assets:

	December 31, 2004
	Useful Life	Beginning	Change Due to	Disposals/	Ending Gross	Accumulated
	(Years)	Gross Amount	Currency	Impairment(5)	Amount	Amortization
	(Amounts in thousands, except years)

Finite-lived intangible assets:
Engineering drawings(1)	10-22.5	$82,383	$676	$(1,397)	$81,662	$(18,371)
Distribution networks	15	13,700	—	—	13,700	(4,034)
Software	10	5,900	—	—	5,900	(2,606)
Patents	9.5-15.5	28,396	785	(614)	28,567	(8,104)
Other	3-40	13,532	491	(32)	13,991	(10,584)

		$143,911	$1,952	$(2,043)	$143,820	$(43,699)

Indefinite-lived intangible assets — Trademarks(2)(4)		$59,173	$1,061	$(979)	$59,255	$(1,483)

(1)	Engineering drawings represent the estimated fair value associated with specific product and component schematics. These assets have been recognized as a result of our acquisitions of IFC and IDP and were valued based upon independent third party appraisals.

(2)	Accumulated amortization for indefinite-lived intangible assets relates to amounts recorded prior to the implementation date of SFAS No. 142, “Goodwill and Other Intangible Assets”.

(3)	During 2005, our Flow Solutions Division acquired certain intangible assets.

(4)	During 2004, we evaluated the fair value of our trademarks and recorded an impairment charge of $979,000 related to one of the trademarks we acquired from IFC. This charge is included in selling, general and administrative expense on the accompanying consolidated statement of operations.

(5)	Certain patents and other finite-lived intangible assets in 2004 were reclassified to other assets, net in the consolidated balance sheet as a result of our presentation of GSG as a discontinued operation. See Note 2.

The following schedule outlines actual amortization recognized during 2005 and an estimate of future amortization based upon the finite-lived intangible assets owned at December 31, 2005:

Amortization
Expense
(Amounts in
thousands)

Actual for year ended December 31, 2005	$10,043
Estimate for year ending December 31, 2006	9,768
Estimate for year ending December 31, 2007	9,659
Estimate for year ending December 31, 2008	8,339
Estimate for year ending December 31, 2009	8,339
Estimate for year ending December 31, 2010	8,093
Thereafter	45,778

The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 are as follows:

	Flowserve	Flow	Flow
	Pump	Solutions	Control	Total
	(Amounts in thousands)

Balance — January 1, 2004	$473,554	$32,266	$366,140	$871,960
Reduction in restructuring reserves	—	—	(2,272)	(2,272)
Resolution of tax contingencies	(7,438)	—	499	(6,939)
Sale of GMBU	(7,824)	—	—	(7,824)
Other	(204)	—	760	556
Currency translation	1,808	1,352	6,710	9,870

Balance — December 31, 2004	$459,896	$33,618	$371,837	$865,351
Sale of GSG	—	—	(12,327)	(12,327)
Resolution of tax contingencies	(252)	—	(2,003)	(2,255)
Currency translation	(2,882)	(2,312)	(10,712)	(15,906)

Balance — December 31, 2005	$456,762	$31,306	$346,795	$834,863

5.	FACTORING OF ACCOUNTS RECEIVABLE

Through our European subsidiaries, we engage in non-recourse factoring of certain accounts receivable. The various agreements have different terms, including options for renewal and mutual termination clauses. Under our 2000 Credit Facilities as described in Note 11, such factoring was generally limited to $50 million, based on the due date of the factored receivables. The limit on factoring was raised to $75 million under the New Credit Facilities, which were entered into in August 2005, and are fully described in Note 11.

In the aggregate, the factoring of receivables under these agreements totaled $46.1 million and $45.4 million at December 31, 2005 and 2004, respectively which represents the factor’s purchase of $49.3 million and $51.8 million of our receivables, respectively. One of these agreements was determined to represent a leveraged borrowing in 2004, as opposed to a sale of receivables. Accordingly, we have reported the aggregate cash received from this facility as a component of short-term debt in the amount of $6.4 million at December 31, 2004. This agreement was restructured in the fourth quarter of 2005 to allow transfer of the ownership of the underlying receivable to the bank.

In 2005, under all of our factoring agreements worldwide, we recognized losses of approximately $2.3 million in factoring receivables, which compares with a total loss of $2.0 million and $1.6 million in 2004 and 2003, respectively.

6.	INVENTORIES

Inventories are stated at lower of cost or market. Cost is determined for principally all U.S. inventories by the LIFO method and for non-U.S. inventories by the FIFO method.

Inventories and the method of determining costs were:

	December 31,
	2005	2004
	(Amounts in thousands)

Raw materials	$114,636	$123,149
Work in process	195,585	197,850
Finished goods	219,610	214,929
Less: Progress billings	(71,065)	(59,048)
Less: Excess and obsolete reserve	(57,106)	(55,402)

	401,660	421,478
LIFO reserve	(39,890)	(33,076)

Inventories, net	$361,770	$388,402

Percent of inventory accounted for by:
LIFO	49%	43%
FIFO	51%	57%

During 2005, 2004 and 2003 we recognized expenses of $9.1 million, $25.0 million and $22.4 million, respectively, for obsolete and excess inventory. These expenses are included in cost of sales in our consolidated statements of operations.

7.	RESTRUCTURING AND ACQUISITION RELATED CHARGES

Restructuring Costs — IFC — In conjunction with our acquisition of Invensys plc’s flow control division (“IFC”) during 2002, we initiated a restructuring program designed to reduce costs and eliminate excess capacity by closing 18 valve facilities, including 10 service facilities, and reducing sales and related support personnel. Our actions, some of which were approved and committed to in 2002 with the remaining actions approved and committed to in 2003, resulted in a gross reduction of 847 positions and a net reduction of 633 positions. Net position eliminations represent the gross positions eliminated from the closed facilities offset by positions added at the receiving facilities, which are required to produce the products transferred into the receiving facilities.

We established a restructuring program reserve upon acquisition of IFC. Based upon revised forecasts of costs to be incurred, we recognized a reduction of $2.3 million to the IFC restructuring reserve during 2004. Since the portion of the reserve affected by the estimate was created through goodwill recognition, the reduction to the reserve was recorded via a decrease to goodwill. Cash expenditures against the accrual were $1.7 million in 2005 and $3.4 million in 2004. The remaining accrual of $1.9 million reflects payments to be made in 2006 and beyond for severance obligations due to terminated personnel in Europe of $1.3 million as well as lease and other contract termination and other exit costs of $0.6 million.

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

The following illustrates activity related to the IFC restructuring reserve:

		Other Exit
	Severance	Costs	Total
	(Amounts in millions)

Balance at January 1, 2004	$5.7	$3.6	$9.3
Non-cash adjustments	(1.4)	(0.9)	(2.3)
Cash expenditures	(2.2)	(1.2)	(3.4)

Balance at December 31, 2004	2.1	1.5	3.6
Cash expenditures	(0.8)	(0.9)	(1.7)

Balance at December 31, 2005	$1.3	$0.6	$1.9

Integration Costs — IFC — We also incurred acquisition-related integration expense during 2003 in conjunction with IFC, which is summarized below:

2003
(Amounts in millions)

Personnel and related costs	$7.9
Transfer of product lines	4.6
Asset impairments	4.2
Other	3.1

IFC integration expense	$19.8

Cash expense	$15.6
Non-cash expense	4.2

IFC integration expense	$19.8

Approximately $4.0 million of integration expense for the year ended December 31, 2003 is included in discontinued operations in the consolidated statements of operations. The acquisition-related activities resulted in integration costs as categorized above and further defined as follows. Personnel and related costs include payroll, benefits, consulting fees, and retention and integration performance bonuses paid to our employees and contractors for the development, management and execution of the integration plan. Transfer of product lines includes costs associated with the transfer of product lines as well as realignment required in the receiving facilities. Asset impairments reflect the loss on disposal of property, plant and equipment at the IFC facilities closed and disposal of inventory for discontinued product lines when the remaining facilities were combined. The other category includes costs associated with information technology integration, legal entity consolidations, legal entity name changes, signage, new product literature and others. None of these other integration expense items individually exceeded $0.5 million.

Remaining Restructuring and Integration Costs — IFC — We have largely completed our restructuring and integration programs related to IFC, except for payments for certain outstanding European activities. We expect to incur no additional restructuring and integration expenses in connection with these programs. Payments from the restructuring accrual will continue into 2006 and beyond due to the timing of severance obligations committed to in Europe.

8.	STOCK-BASED COMPENSATION PLANS

Restricted Stock and Stock Option Plans — The Flowserve Corporation 2004 Stock Compensation Plan (the “2004 Plan”), which was established on April 21, 2004, authorized the issuance of up to 3,500,000 shares of common stock through grants of restricted stock, stock options and other equity-based awards. Of the 3,500,000 shares of common stock that have been authorized under the 2004 Plan, 2,525,376 remain available for issuance. In addition to the 2004 Plan, we maintain other shareholder-approved plans that permit the issuance of our common stock through grants of various equity-based awards. As of December 31, 2005, approximately 122,851 shares of common stock remained available for stock option grants under these other plans. Options granted to officers, other employees and directors allow for the purchase of common shares at or above the fair market value of our stock on the date the options are granted, although no options have been granted above fair market value. It is our policy to set the exercise price of stock options at the closing price of our common stock on the New York Stock Exchange on the date such grants are authorized by our Board. Generally, options, whether granted under the 2004 Plan or one of the other previously approved plans, become exercisable over a staggered period ranging from one to five years (most typically from one to three years). Options generally expire ten years from the date of the grant or within a short period of time following the termination of employment or cessation of services by an option holder; however, as described in greater detail below, the expiration provisions relating to certain outstanding option awards were modified during 2005.

Information concerning stock options issued to officers, other employees and directors under all plans is presented in the following table:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Number of shares under option:
Outstanding — beginning of year	2,820,160	$21.93	3,096,317	$21.72	2,878,251	$22.41
Granted	456,048	29.57	234,520	23.03	403,820	18.98
Exercised	(49,717)	19.96	(323,904)	19.09	(28,500)	17.39
Cancelled	(260,165)	23.46	(186,773)	24.81	(157,254)	27.94

Outstanding — end of year	2,966,326	$23.00	2,820,160	$21.93	3,096,317	$21.72

Exercisable — end of year	2,323,190	$21.83	2,269,979	$21.98	2,184,113	$22.10

The weighted average, remaining contractual life of options outstanding at December 31, 2005 is 4.2 years. Additional information relating to the ranges of options outstanding at December 31, 2005, is as follows:

	Weighted	Options Outstanding		Options Exercisable
	Average		Weighted		Weighted
	Remaining		Average		Average
Range of Exercise	Contractual	Number	Exercise Price	Number	Exercise Price
Prices per Share	Life	Outstanding	per Share	Outstanding	per Share

$11.83 — 15.76	4.98	62,759	$13.39	62,759	$13.39
$15.77 — 19.70	2.77	1,428,511	18.42	1,353,590	18.38
$19.71 — 23.63	6.18	220,695	23.04	95,328	22.93
$23.64 — 27.57	5.00	633,155	25.65	506,055	25.84
$27.58 — 31.51	5.63	420,000	30.11	207,500	30.00
$31.52 — 35.45	9.19	100,348	33.55	12,600	32.12
$35.46 — 39.39	2.10	100,858	36.94	85,358	36.49

		2,966,326	$23.00	2,323,190	$21.83

Disclosure of pro forma information regarding net earnings and earnings per share as if we had accounted for our stock options granted subsequent to December 31, 1994, under a fair value method is presented in Note 1. The options granted had a weighted average fair value per share on the grant date of $14.62 in 2005, $10.83 in 2004 and $8.93 in 2003. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The “fair value” for these options at the date of grant was estimated using the Black-Scholes option pricing model.

The assumptions used in calculating the expense for stock option awards are as follows:

	2005	2004	2003

Risk-free interest rate	4.6%	4.8%	5.1%
Dividend yield	—	—	—
Stock volatility	43.2%	44.1%	46.1%
Average expected life (years)	6.4	6.8	7.5
Forfeiture rate	9.7%	9.5%	8.4%

Since the determination of the fair value of all options granted includes an expected volatility factor and additional option grants are expected each year, the above pro forma disclosures may not be representative of effects for future years.

Restricted Stock Plans — In addition to the 2004 Plan, we also have restricted stock plans that authorize us to grant up to 185 additional shares of common stock or units with rights commensurate with restricted stock to employees and non-employee directors. In general, the restrictions on the shares and units do not expire for a minimum of one year and a maximum of ten years and are subject to forfeiture during the restriction period. Most typically, restricted share grants have staggered vesting periods over one to three years from grant date. The intrinsic value of the shares and units, which is typically the product of share price at the date of grant and the number of shares and units granted, is amortized on a straight-line basis to compensation expense over the periods in which the restrictions lapse. Any cumulative recognized expense related to restricted stock or units forfeited is reversed upon forfeiture, at which time the forfeited grant is recorded in treasury stock.

The following table summarizes information regarding the restricted stock plans:

	Year Ended December 31,
	2005	2004	2003

Shares and units granted during the year	445,460	288,447	39,275
Weighted average grant date fair value per share	$27.88	$23.00	$17.20
Compensation expense, net of forfeitures of previously recognized expense (in thousands)	$6,590	$1,821	$608
Unexpired shares and units with unmet restrictions at December 31	583,455	317,799	94,543

Modifications — During 2005, we made a number of modifications to our stock plans, including the acceleration of certain restricted stock grants and outstanding options, as well as the extension of the exercise period associated with certain outstanding options. These modifications resulted from severance agreements with former executives and from our decision to temporarily suspend option exercises. As a result of the modifications primarily associated with the severance agreements with former executives, we recorded additional stock-based compensation expense in 2005 of $7.2 million based upon the intrinsic values of the awards on the dates the modifications were made.

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

These extensions are subject to our shareholders approving certain applicable plan amendments at our next annual shareholder’s meeting, tentatively scheduled for August 2006. If shareholders do not approve the plan amendments as currently posed in our proxy statement, these extension actions will become void. If such plan amendments are approved at our next annual shareholder meeting, the extensions will be considered as a stock modification for financial reporting purposes subject to the recognition of a non-cash compensation charge in accordance with SFAS No. 123(R).

The earlier extension actions also extended the option exercise period available following separation from employment for reasons of death, disability and termination not for cause or certain voluntary separations. These separate extensions were partially rescinded at the December 14, 2005, meeting of the Organization and Compensation Committee of the Board of Directors, and as so revised are currently effective and not subject to shareholder approval. The exercise period available following such employment separations has been extended to the later of (i) 30 days after the options first became exercisable when our SEC filings have become current and an effective SEC Form S-8 Registration Statement has been filed with the SEC, or (ii) the period available for exercise following separation from employment under the terms of the option as originally granted. This extension is considered for financial reporting purposes as a stock modification subject to the recognition of a non-cash compensation charge in accordance with APB No. 25, of $1.0 million in 2005. The extension of the exercise period following separation from employment does not apply to option exercise periods governed by a separate separation contract or agreement.

9.	DERIVATIVES AND HEDGING ACTIVITIES

We enter into forward contracts to hedge our risks associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction. Our risk management and derivatives policy specifies the conditions under which we may enter into derivative contracts. At December 31, 2005 and 2004, we had approximately $236.0 million and $139 million, respectively, of notional amount in outstanding forward contracts with third parties. At December 31, 2005, the maximum length of any forward contract currently in place was 20 months.

Certain of our forward contracts do not qualify for hedge accounting. The fair value of these outstanding forward contracts at December 31, 2005 and 2004 was a net liability of $2.3 million and a net asset of $3.4 million, respectively. Unrealized gains (losses) from the changes in the fair value of these forward contracts of approximately $(5.2) million, $(2.5) million, and $1.6 million, for the years ended December 31, 2005, 2004 and 2003, respectively, are included in other (expense) income, net in the consolidated statements of operations. The fair value of outstanding forward contracts qualifying for hedge accounting was a net liability of $7,000 and $2.3 million at December 31, 2005 and 2004, respectively. Unrealized gains (losses) from the changes in the fair value of qualifying forward contracts and the associated underlying exposures of $(35,000), $(0.2) million, and $0.5 million, net of tax, as of December 31, 2005, 2004 and 2003, respectively, are included in other comprehensive income (expense) in the consolidated statements of shareholders’ equity.

Also as part of our risk management program, we enter into interest rate swap agreements to hedge exposure to floating interest rates on term loans. At December 31, 2005 and 2004, we had $325.0 million and $125.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties. At December 31, 2005, the maximum length of any interest rate contract currently in place was approximately three years. At December 31, 2005 and 2004, the fair value of the interest rate swap agreements was a net asset of $0.9 million and a net liability of $3.4 million, respectively.

During 2004, we entered into a compound derivative contract to hedge exposure to both currency translation and interest rate risks associated with our European Investment Bank (“EIB”) loan. The notional amount of the derivative was $85 million, and it served to convert floating rate interest rate risk to a fixed rate, as well as U.S. dollar currency risk to Euros. The derivative matures in 2011. At December 31, 2005 and 2004, the fair value of this derivative was a net liability of $2.8 million and $15.9 million, respectively. The unrealized gain (loss) on the derivative, offset with the foreign transaction gain on the underlying loan aggregate to $0.2 million and $(5.1) million for the years ended December 31, 2005 and 2004, respectively, and are included in other (expense) income, net in the consolidated statements of operations.

We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under forward contracts and interest rate swap agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.

Hedging related transactions recorded to other comprehensive income (expense), net of deferred taxes, are summarized below:

	Other Comprehensive Income (Expense)
	2005	2004	2003
	(Amounts in thousands)

Reclassification to earnings for settlements during the year:
Forward contracts	$125	$(458)	$(24)
Interest rate swap agreements	1,284	2,689	3,014
Change in fair value:
Forward contracts	28	(190)	458
Interest rate swap agreements	1,547	(162)	(1,574)

Year ended December 31	$2,984	$1,879	$1,874

The following amounts, net of deferred taxes, represent the expected recognition into earnings for hedging contracts based on their fair values at December 31, 2005:

	Forward	Interest Rate
	Contracts	Swaps	Total
	(Amounts in millions)

2006	$—	$(0.1)	$(0.1)
2007	—	0.5	0.5
2008	—	0.2	0.2

Total	$—	$0.6	$0.6

10.	DETAILS OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS

The following tables present financial information of certain consolidated balance sheet captions.

Accounts Receivable, net — Accounts receivable, net were:

	December 31,
	2005	2004
	(Amounts in thousands)

Trade receivables	$444,306	$329,438
Current portion of residual interest in securitized receivables	—	80,570
Other receivables	42,911	59,393
Allowance for doubtful accounts	(14,271)	(7,281)

Accounts receivable, net	$472,946	$462,120

In 2004, $3.5 million of the allowance for doubtful accounts was included with the accounts receivable sold under our securitization program, which is more fully described in Note 11.

Property, Plant, and Equipment, net — Property, plant and equipment, net were:

	December 31,
	2005	2004
	(Amounts in thousands)

Land	$63,499	$66,365
Buildings, improvements, furniture and fixtures	383,658	402,932
Machinery, equipment, capital leases and construction in progress	395,166	408,488

Gross property, plant and equipment	842,323	877,785
Less accumulated depreciation	(444,701)	(444,976)

Property, plant and equipment, net	$397,622	$432,809

Depreciation expense for continuing operations in the amount of $46.9 million, $44.7 million and $42.6 million for the years ended December 31, 2005, 2004 and 2003, respectively, is included in cost of sales in the consolidated statements of operations, with the remaining depreciation expense included in selling, general and administrative expense.

Other Assets, net — Other assets, net were:

	December 31,
	2005	2004
	(Amounts in thousands)

Investments in unconsolidated affiliates	$41,236	$34,260
Prepaid financing fees	10,021	13,163
Deferred compensation funding	19,884	33,516
Other	20,201	36,945

Other assets, net	$91,342	$117,884

Accrued Liabilities — Accrued liabilities were:

	December 31,
	2005	2004
	(Amounts in thousands)

Wages, compensation and other benefits	$158,889	$147,669
Insurance expense	13,507	11,120
Interest expense	1,745	15,379
Commissions and royalties	21,690	27,599
Progress billings in excess of accumulated costs	26,390	17,363
Warranty costs	29,376	27,612
Sales and use tax expense	10,120	7,109
Legal and environmental matters	12,704	18,954
Income tax	20,050	9,336
Other	66,327	65,625

Accrued liabilities	$360,798	$347,766

Other accrued liabilities includes restructuring costs, professional fees, derivative liabilities, lease obligations, freight and other items, none of which individually exceed 5% of current liabilities.

Retirement and Postretirement Benefits and Other Liabilities — Retirement obligations and other liabilities were:

	December 31,
	2005	2004
	(Amounts in thousands)

Retirement and postretirement benefits	$270,958	$291,917
Deferred taxes	32,605	23,091
Deferred compensation	10,877	8,579
Derivative contracts	3,485	15,874
Other	78,088	58,194

Retirement and postretirement benefits and other liabilities	$396,013	$397,655

Other non-current liabilities includes minority interest, reserves for legal and environmental matters, reserves for uncertain tax positions and other items, none of which individually exceed 5% of total liabilities.

11.	DEBT AND LEASE OBLIGATIONS

Debt, including capital lease obligations, consisted of:

	December 31,
	2005	2004
	(Amounts in thousands)

Term Loan, interest rate of 6.36%	$578,500	$—
Term Loan Tranche A:
U.S. Dollar Tranches, interest rate of 5.02%	—	76,240
Euro Tranche, interest rate of 4.69%	—	13,257
Term Loan Tranche C, interest rate of 5.20%	—	233,851
Senior Subordinated Notes, net of discount, coupon of 12.25%:
U.S. Dollar denominated	—	187,004
Euro denominated	—	87,484
EIB loan, interest rate of 4.42% in 2005 and 2.39% in 2004	85,000	85,000
Receivable securitization and factoring obligations	—	17,635
Capital lease obligations and other	1,636	1,373

Debt and capital lease obligations	665,136	701,844
Less amounts due within one year	12,367	44,098

Total debt due after one year	$652,769	$657,746

Scheduled maturities of the New Credit Facilities (as described below) and EIB credit facility (as described below), as well as capital lease obligations, for the next five years and beyond are:

			Capital Leases
	Term Loans	EIB Loan	& Other	Total
	(Amounts in thousands)

2006	$11,735	$—	$632	$12,367
2007	5,749	—	754	6,503
2008	5,748	—	—	5,748
2009	5,748	—	250	5,998
2010	5,748	—	—	5,748
Thereafter	543,772	85,000	—	628,772

Total	$578,500	$85,000	$1,636	$665,136

We made a mandatory repayment of $10.9 million in January 2006 using the net cash proceeds from the sale of GSG and we will make a mandatory repayment of $0.9 million in July 2006 using excess cash flows.

New Credit Facilities — On August 12, 2005, we entered into New Credit Facilities comprised of a $600 million term loan expiring on August 10, 2012 and a $400 million revolving line of credit, which can be utilized to provide up to $300 million in letters of credit, expiring on August 12, 2010. We refer to these credit facilities collectively as our New Credit Facilities. The proceeds of borrowings under our New Credit Facilities were used to call our 12.25% Senior Subordinated Notes and retire our indebtedness outstanding under our 2000 Credit Facilities. We also replaced the letter of credit agreement guaranteeing our obligations under the EIB credit facility described below with a letter of credit issued under the new revolving line of credit. During 2005, we made scheduled principal payments of $1.5 million and optional principal prepayments of $20.0 million.

We incurred $9.3 million in fees related to the New Credit Facilities, of which $0.8 million were expensed in 2005. Prior to the refinancing, we had $11.8 million of unamortized deferred loan costs related to the 2000 Credit Facilities and the Senior Subordinated Notes. Based upon the final syndicate of financial institutions for the New Credit Facilities, we expensed $10.5 million of these unamortized deferred loan costs in 2005. In addition to the total loan costs of $11.3 million that were expensed, we recorded a charge of $16.4 million for premiums paid to call the Senior Subordinated Notes, for a total loss on extinguishment of $27.7 million recorded in 2005. The remaining $8.5 million of fees related to the New Credit Facilities were capitalized and combined with the remaining $1.3 million of previously unamortized deferred loan costs for a total of $9.8 million in deferred loan costs included in other assets, net. These costs are being amortized over the term of the New Credit Facilities.

Borrowings under our New Credit Facilities bear interest at a rate equal to, at our option, either (1) the base rate (which is based on greater of the prime rate most recently announced by the administrative agent under our New Credit Facilities or the Federal Funds rate plus 0.50%) or (2) London Interbank Offered Rate (“LIBOR”) plus an applicable margin determined by reference to the ratio of our total debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), which at December 31, 2005 was 1.75% for LIBOR borrowings. In addition, we pay lenders under the New Credit Facilities a commitment fee equal to a percentage, determined by reference to the ratio of our total debt to consolidated EBITDA, of the unutilized portion of the revolving line of credit, and letter of credit fees with respect to each financial standby letter of credit outstanding under our New Credit Facilities equal to a percentage based on the applicable margin in effect for LIBOR borrowings under the new revolving line of credit. The fee for performance standby letters of credit is 0.5% lower than the fee for financial standby letters of credit. At December 31, 2005, we had no amounts outstanding under the revolving line of credit. We had outstanding letters of credit of $165.8 million at December 31, 2005, which reduced our borrowing capacity to $234.2 million.

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

Our obligations under the New Credit Facilities are unconditionally guaranteed, jointly and severally, by substantially all of our existing and subsequently acquired or organized domestic subsidiaries and 65% of the capital stock of certain foreign subsidiaries. In addition, prior to our obtaining and maintaining investment grade credit ratings, our and the guarantors’ obligations under the New Credit Facilities are collateralized by substantially all of our and the guarantors’ assets.

The loans under our New Credit Facilities are subject to mandatory repayment with, in general:

•	100% of the net cash proceeds of asset sales; and

•	Unless we attain and maintain investment grade credit ratings:

o	75% of our excess cash flow, subject to a reduction based on the ratio of our total debt to consolidated EBITDA;

o	50% of the proceeds of any equity offerings; and

o	100% of the proceeds of any debt issuances (subject to certain exceptions).

We may prepay loans under our New Credit Facilities in whole or in part, without premium or penalty.

Our New Credit Facilities contain, among other things, covenants restricting our and our subsidiaries’ ability to dispose of assets, merge, pay dividends, repurchase or redeem capital stock and indebtedness, incur indebtedness and guarantees, create liens, enter into agreements with negative pledge clauses, make certain investments or acquisitions, enter into sale and leaseback transactions, enter into transactions with affiliates, make capital expenditures, or engage in any business activity other than our existing business. Our New Credit Facilities also contain covenants requiring us to deliver to lenders our audited annual and unaudited quarterly financial statements and leverage and interest coverage financial covenants. The New Credit Facilities require delivery of the December 31, 2005 audited annual financial statements by May 30, 2006. We have received a waiver from our lenders to deliver the December 31, 2005 audited annual financial statements by July 31, 2006. Further, we are required to furnish within 50 days of the end of each interim quarter of each year our unaudited consolidated balance sheet and related statements of operations, shareholders’ equity and cash flows. Under the leverage covenant, the maximum permitted leverage ratio steps down beginning in the fourth quarter of 2006, with a further step-down beginning in the fourth quarter of 2007. Under the interest coverage covenant, the minimum required interest coverage ratio steps up beginning in the fourth quarter of 2006, with a further step-up beginning in the fourth quarter of 2007. Compliance with these financial covenants under our New Credit Facilities is tested quarterly. After receiving the waiver discussed above, we complied with the covenants as of December 31, 2005.

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

In August 2004, we borrowed $85 million at a floating interest rate based on 3-month U.S. LIBOR that resets quarterly. As of December 31, 2005, the interest rate was 4.42%. The maturity of the amount drawn is June 15, 2011, but may be repaid at any time without penalty. Concurrent with borrowing the $85 million we entered into a derivative contract with a third party financial institution, swapped this principal amount to €70.6 million and fixed the LIBOR portion of the interest rate to a fixed interest rate of 4.19% through the scheduled repayment date. We have not applied hedge accounting to the derivative contract, and the unrealized gain (loss) on the derivative, offset with the foreign currency translation gain on the underlying loan aggregate to $0.2 million and $(5.1) million at December 31, 2005 and 2004, respectively, and are included in other (expense) income, net in the consolidated statements of operations.

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

Borrowings under our 2000 Credit Facilities bore interest at a rate equal to, at our option, either (1) the base rate (which was based on the prime rate most recently announced by the administrative agent under our 2000 Credit Facilities or the Federal Funds rate plus 0.50%) or (2) LIBOR, plus, in the case of Tranche A term loan and loans under the revolving line of credit, an applicable margin determined by reference to the ratio of our total debt to consolidated EBITDA, and, in the case of Tranche C term loan, an applicable margin based on our long-term debt ratings. In addition, we paid our lenders under our revolving line of credit a commitment fee of 0.50% per annum on the unutilized portion of the revolving line of credit and letter of credit fees with respect to each standby letter of credit outstanding under the 2000 Credit Facilities equal to a spread based on the applicable margin in effect for LIBOR borrowings under the revolving line of credit. At December 31, 2004, we had no amounts outstanding under the revolving line of credit. We had outstanding letters of credit of $51.3 million at December 31, 2004, which reduced our borrowing capacity to $248.7 million.

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

We accounted for this transaction in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a Replacement of FASB Statement No. 125”. Under this guidance and in conjunction with the initial transaction, Flowserve US Inc. transferred $121.4 million of receivables (net of an allowance for doubtful accounts of $6.0 million), which included $2.9 million of long-term receivables (net of an allowance for doubtful accounts of $3.2 million) to FRC, and FRC incurred a loss of $0.2 million on the subsequent sale of purchaser interests to Jupiter. At the time the purchaser interests were sold to Jupiter, $48.7 million of the receivables transferred to FRC were removed from FRC’s financial statements, and FRC further recorded short-term debt of $11.3 million. Borrowings under the facility in excess of $11.3 million are excluded from our debt balance in the consolidated balance sheets as of December 31, 2004.

FRC retained a subordinate interest in the receivables, which represents the amount in excess of purchaser interests transferred to Jupiter. The short-term portion of $80.6 million of this subordinate interest is included in accounts receivable, net on the consolidated balance sheet as of December 31, 2004. The long-term portion of $2.9 million of this subordinate interest is included in the other assets, net on the consolidated balance sheet as of December 31, 2004. FRC’s subordinate interest in the receivables at the time of the initial transaction was $61.6 million, of which $2.9 million was classified as long-term. Our retained interest in the receivables is recorded at the present value of its estimated net realizable value. Calculation of the retained interest in the receivables at the time of the initial transaction and at December 31, 2004 is based on an assumed days sales outstanding (“DSO”) of 60 days and a discount rate of 4.7% based on our borrowing rate under the 2000 Credit Facilities.

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

Accounts Receivable Factoring — One of our manufacturing plants in Europe maintains a receivable factoring program with its local bank. In 2004, this factoring program was structured whereby the ownership of the underlying receivable was not transferred to the bank. Thus, the amounts advanced to us under this program were treated as short-term debt. These Euro-denominated amounts total $6.4 million at December 31, 2004, and we paid interest at a rate of 2.33%. This program was restructured in the fourth quarter of 2005 to allow transfer of the ownership of the underlying receivable to the bank. A description of this and other receivables factoring agreements is more fully presented in Note 5.

The following summarizes our repayment of obligations under our various credit facilities:

	2005	2004	2003
	(Amounts in millions)

Scheduled repayment	$1.5	$27.5	$0.9
Mandatory repayment	—	167.9	—
Optional prepayment(1)	38.4	160.0	163.1
Loss on debt repayment and extinguishment	27.7	2.7	1.3

(1)	Optional prepayment excludes the proceeds from our New Credit Facilities that were used to repay our outstanding obligations under our 2000 Credit Facilities and our 12.25% Senior Subordinated Notes.

Operating Leases — We have non-cancelable operating leases for certain offices, service and quick response centers, certain manufacturing and operating facilities, machinery, equipment and automobiles. Rental expense relating to operating leases was $22.1 million in 2005, $19.7 million in 2004 and $22.0 million in 2003.

The future minimum lease payments due under non-cancelable operating leases are:

Year Ended December 31,
(Amounts in thousands)

2006	$21,367
2007	17,470
2008	12,950
2009	9,581
2010	7,785
Thereafter	13,615

Total minimum lease payments	$82,768

12.	RETIREMENT AND POSTRETIREMENT BENEFITS

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

Net defined benefit pension expense for the U.S. defined benefit pension plans (including both qualified and non-qualified plans) was:

	Year Ended December 31,
	2005	2004	2003
	(Amounts in thousands)

Service cost	$14,832	$13,876	$13,473
Interest cost	15,549	15,385	15,802
Expected return on plan assets	(16,444)	(17,306)	(17,187)
Settlement and curtailment of benefits	(266)	609	309
Amortization of unrecognized prior service benefit	(1,459)	(1,291)	(1,296)
Amortization of unrecognized net loss	4,974	2,493	863

U.S. pension expense	$17,186	$13,766	$11,964

The settlement and curtailment expense in 2005 is associated with the sale of GSG as discussed in Note 2, partially offset by the departure of former executives. The settlement and curtailment expense in 2004 is associated with a number of employees eligible for the non-qualified plan leaving our company.

The following table reconciles the U.S. defined benefit plans’ funded status to amounts recognized in the consolidated balance sheets:

	Year Ended December 31,
	2005	2004
	(Amounts in thousands)

Benefit obligations	$294,291	$271,208
Plan assets, at fair value	207,155	176,573

Funded status	(87,136)	(94,635)
Unrecognized net loss	113,886	96,859
Unrecognized prior service benefit	(9,589)	(12,276)
Intangible asset	(628)	(704)
Accumulated other comprehensive loss	(65,622)	(53,668)
Deferred tax asset	(38,047)	(30,071)

Net U.S. pension liability	$(87,136)	$(94,495)

The following are assumptions related to the U.S. defined benefit pension plans:

	Year Ended December 31,
	2005	2004	2003

Weighted average assumptions used to determine benefit obligations:
Discount rate	5.50%	5.75%	6.75%
Rate of increase in compensation levels	4.50	4.50	4.50
Weighted average assumptions used to determine net cost:
Long-term rate of return on assets	8.25%	8.75%	8.75%
Discount rate	5.75	6.25	6.75
Rate of increase in compensation levels	4.50	4.50	4.50

The expected long-term rate of return on assets was determined by assessing the rates of return for each targeted asset class, return premiums generated by active portfolio management and by comparison of rates utilized by other companies.

During 2005, we increased our minimum pension liability by $12.0 million, net of tax, compared with an increase in 2004 of $5.4 million, net of tax, as a component of other comprehensive income (expense). The increase in the liability primarily resulted from the increase in accumulated benefit obligations due to lower discount rates along with lower than anticipated plan asset returns during 2005.

Based on the results of pension plan asset returns during 2005 and on the anticipated future return, we decreased the assumed rate of return of such assets from 8.75% for 2004 to 8.25% for 2005.

We also reduced the discount rate from 5.75% at December 31, 2004, to 5.50% at December 31, 2005, to reflect the current interest rate environment and the expected benefit payment streams. We regularly evaluate assumptions for asset returns and discount rates based on a variety of factors.

The following is a summary of the changes in the U.S. defined benefit plans’ pension obligations:

	Year Ended December 31,
	2005	2004
	(Amounts in thousands)

Beginning benefit obligations	$271,208	$258,137
Service cost	14,832	13,876
Interest cost	15,549	15,385
Curtailment of benefits and other	(281)	—
Plan amendments	501	73
Actuarial loss	18,923	9,006
Benefits paid	(26,441)	(25,269)

Ending benefit obligations	$294,291	$271,208

Accumulated benefit obligations	$294,291	$271,068

The following is a reconciliation of the U.S. defined benefit pension plans’ assets:

	Year Ended December 31,
	2005	2004
	(Amounts in thousands)

Beginning plan assets	$176,573	$170,586
Return on plan assets	12,255	15,927
Company contributions	44,768	15,329
Benefits paid	(26,441)	(25,269)

Ending plan assets	$207,155	$176,573

We contributed $44.8 million and $15.3 million to the U.S. defined benefit pension plans during 2005 and 2004, respectively. These payments exceeded the minimum funding requirements mandated by the U.S. Department of Labor rules. During 2005 and 2004, returns on pension plan assets were less than anticipated.

Although we are still working with our actuaries to determine estimated funding beyond 2005, the following table summarizes the expected cash activity for the U.S. defined benefit pension plans in the future (in millions):

Company contributions — 2006	$36.1
Expected benefit payments:
2006	$23.2
2007	23.9
2008	25.9
2009	26.3
2010	26.4
2011-2015	149.0

The asset allocation for the U.S. defined benefit pension plans at the end of 2005 and 2004, and the target allocation for 2006, by asset category, are as follows:

			Percentage of Actual Plan
	Target Allocation		Assets at December 31,
Asset Category	2006	2005	2005	2004

Equity securities	65%	65%	66%	64%
Fixed income	25%	30%	30%	31%
Other	10%	5%	4%	5%

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

Our investment policy is to invest approximately 65% of plan assets in equity securities, 25% in fixed income securities and 10% in other assets. Within each investment category, assets are allocated to various investment styles. Professional money management firms manage all assets, and we engage a consultant to assist in evaluating these activities. We periodically review the investment policy, generally in conjunction with an asset and liability study. We also regularly rebalance the actual allocation to our target investment allocation.

Non-U.S. Defined Benefit Plans — We maintain defined benefit pension plans, which cover some or all of the employees in the following countries: Austria, Canada, France, Germany, India, Japan, Mexico, Netherlands, Sweden and United Kingdom.

Net defined benefit pension expense for non-U.S. pension plans was:

	Year Ended December 31,
	2005	2004	2003
	(Amounts in thousands)

Service cost	$3,320	$3,423	$2,533
Interest cost	10,259	8,780	7,709
Expected return on plan assets	(5,740)	(4,407)	(3,696)
Settlement and curtailment of benefits	43	—	116
Amortization of unrecognized net loss	1,403	1,296	1,330

Non-U.S. pension expense	$9,285	$9,092	$7,992

The following summarizes the net pension liability for non-U.S. plans:

	Year Ended December 31,
	2005	2004
	(Amounts in thousands)

Benefit obligations	$226,283	$217,538
Plan assets, at fair value	104,475	99,728

Funded status	(121,808)	(117,810)
Unrecognized net loss	49,111	35,387
Accumulated other comprehensive loss	(27,572)	(8,434)
Deferred tax asset	(5,421)	(4,519)

Net non-U.S. pension liability	$(105,690)	$(95,376)

The following table reconciles the non-U.S. pension plans’ funded status to amounts recognized in the consolidated balance sheets:

	Year Ended December 31,
	2005	2004
	(Amounts in thousands)

Plans with assets in excess of benefit obligations (included in other assets, net)	$—	$12,363
Plans with benefit obligations in excess of plan assets (included in retirement and postretirement benefits and other liabilities)	(105,690)	(107,739)

Net non-U.S. pension liability	$(105,690)	$(95,376)

The following are assumptions related to the non-U.S. defined benefit pension plans:

	Year Ended December 31,
	2005	2004	2003
	(Amounts in thousands)

Weighted average assumptions used to determine benefit obligations:
Discount rate	4.43%	5.12%	5.51%
Rate of increase in compensation levels	3.19	3.04	3.00
Weighted average assumptions used to determine net cost:
Long-term rate of return on assets	6.00%	6.86%	7.32%
Discount rate	5.12	5.51	5.79
Rate of increase in compensation levels	3.05	3.00	3.13

Many of our non-U.S. defined benefit plans are unfunded, as permitted by local regulation. The expected long-term rate of return on assets for funded plans was determined by assessing the rates of return for each asset class and return premiums generated by active investment management.

During 2005, we increased our non-U.S. minimum pension liability by $19.1 million, net of tax, compared with a $2.8 million, net of deferred tax, increase in 2004 as a component of other comprehensive income (expense). The increase in the liability resulted primarily from the increase in accumulated benefit obligation due to lower discount rates during 2005.

The following is a reconciliation of the non-U.S. plans’ defined benefit pension obligations:

	Year Ended December 31,
	2005	2004
	(Amounts in thousands)

Beginning benefit obligations	$217,538	$162,150
Service cost	3,320	3,423
Interest cost	10,259	8,780
Employee contributions	714	1,059
Plan amendments, curtailments and other	184	—
Effect of plan combinations	—	19,342
Actuarial loss	29,550	17,737
Benefits paid	(8,927)	(9,287)
Currency exchange impact	(26,355)	14,334

Ending benefit obligations	$226,283	$217,538

Accumulated benefit obligations	$207,610	$202,494

The following is a reconciliation of the non-U.S. plans’ defined benefit pension assets:

	Year Ended December 31,
	2005	2004
	(Amounts in thousands)

Beginning plan assets	$99,728	$62,407
Return on plan assets	15,329	7,982
Employee contributions	714	1,059
Company contributions	8,295	8,051
Currency exchange impact	(10,664)	6,623
Acquisitions(1)	—	22,893
Benefits paid	(8,927)	(9,287)

Ending plan assets	$104,475	$99,728

(1)	Acquisitions represent obligations for transfers of former IFC employees into Flowserve plans, which formally occurred during 2004.

The following table summarizes the expected cash activity for the non-U.S. defined benefit plans in the future (in millions):

Company contributions — 2006	$8.0
Expected benefit payments:
2006	$7.4
2007	7.6
2008	7.9
2009	8.5
2010	8.4
2011-2015	44.8

The asset allocations for the non-U.S. defined benefit pension plans at the end of 2005 and 2004 are as follows:

			Percentage of Actual Plan
	Target Allocation		Assets at December 31,
Asset Category	2006	2005	2005	2004

Equity securities	43%	41%	48%	45%
Fixed income	47%	47%	41%	42%
Other	10%	12%	11%	13%

We do not believe that any of our common stock is held directly by these plans. In 2004, our funded non-U.S. defined benefit pension plans are principally located in Canada and the United Kingdom. In all cases, our investment strategy for these plans is to invest in various securities in order to pay retirement benefits to plan participants while minimizing required cash contributions over the life of the plan. This is accomplished by preserving capital through diversification in high quality investments and earning a long-term rate of return consistent with an acceptable degree of risk and the legal requirements of the particular country, while taking into account the liquidity needs of the plan.

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

	Year Ended December 31,
	2005	2004
	(Amounts in thousands)

Projected benefit obligation	$518,221	$393,758
Accumulated benefit obligation	500,396	387,634
Fair value of plan assets	309,615	188,340

Postretirement Medical Plans — We sponsor several defined benefit postretirement health care plans covering most current retirees and a limited number of future retirees in the U.S. These plans provide for medical and dental benefits and are administered through insurance companies and health maintenance organizations. The plans include participant contributions, deductibles, co-insurance provisions and other limitations and are integrated with Medicare and other group plans. We fund the plans as benefits are paid and we incur health maintenance organization premiums, such that the plans hold no assets in any period presented. Accordingly, we have no investment strategy or targeted allocations for plan assets. Benefits under our postretirement medical plans are not available to new employees or most existing employees.

Net postretirement benefit expense is comprised of:

	Year Ended December 31,
	2005	2004	2003
	(Amounts in thousands)

Service cost	$122	$183	$199
Interest cost	4,139	5,331	5,838
Amortization of unrecognized prior service benefit	(4,147)	(3,149)	(3,275)
Amortization of unrecognized net loss	683	1,460	1,379

Postretirement benefit expense	$797	$3,825	$4,141

The following is a reconciliation of the accumulated postretirement benefits obligations:

	Year Ended December 31,
	2005	2004
	(Amounts in thousands)

Beginning accumulated postretirement benefit obligations	$88,731	$92,227
Service cost	122	183
Interest cost	4,139	5,331
Plan amendments(1)	(3,915)	—
Actuarial gain(2)	(7,081)	(413)
Net benefits paid	(8,202)	(8,597)

Ending accumulated postretirement benefit obligations	$73,794	$88,731

(1)	The plan amendment in 2005 represents the decrease from full coverage to a capped amount at two of our facilities.

(2)	The increase in the actuarial gain in 2005 as compared with 2004 primarily reflects a higher than expected decrease in plan participants.

The following table presents the components of postretirement benefit amounts recognized in the consolidated balance sheets:

	Year Ended December 31,
	2005	2004
	(Amounts in thousands)

Postretirement benefit obligations	$73,794	$88,731

Funded status	(73,794)	(88,731)
Unrecognized prior service benefit	(16,617)	(16,848)
Unrecognized net loss	13,142	20,905

Accrued postretirement benefits	$(77,269)	$(84,674)

The following presents expected benefit payments for future periods:

	Expected	Medicare
	Cash Flows	Subsidy
	(Amounts in millions)

2006	$7.3	$0.5
2007	7.5	0.6
2008	7.6	0.7
2009	7.6	0.7
2010	7.5	0.8
2011-2015	33.1	4.3

The following are assumptions related to the postretirement benefits:

	Year Ended December 31,
	2005	2004	2003
	(Amounts in thousands)

Weighted average assumptions used to determine benefit obligations:
Discount rate	5.50%	5.75%	6.25%
Weighted average assumptions used to determine net cost:
Discount rate	5.75%	6.25%	6.75%
Expected return on plan assets	—	—	—

The assumed ranges for the annual rates of increase in per capita costs for periods prior to Medicare were 8.0% for 2005, 9.0% for 2004 and 10.0% for 2003, with a gradual decrease to 5.0% for 2007 and future years.

Assumed heath care cost trend rates have an effect on the amounts reported for the postretirement medical plans. A one-percentage point change in assumed health care cost trend rates would have the following effect on the 2005 reported amounts:

	1% Increase	1% Decrease
	(Amounts in thousands)

Effect on postretirement benefit obligation	$3,625	$(3,087)
Effect on service cost plus interest cost	184	(158)

We made contributions to the postretirement medical plans to pay benefits of $8.2 million in 2005, $8.6 million in 2004 and $8.3 million in 2003. Because the postretirement medical plans are unfunded, we make contributions as the covered individuals’ claims are approved for payment. Accordingly, contributions during any period are directly correlated to the benefits paid.

Defined Contribution Plans — We sponsor several defined contribution plans covering substantially all U.S. and Canadian employees and certain other non-U.S. employees. Employees may contribute to these plans, and these contributions are matched in varying amounts by us, including opportunities for discretionary matching contributions by us. Defined contribution plan expense was $7.6 million in 2005, $6.8 million in 2004 and $3.6 million in 2003.

Participants in the U.S. defined contribution plan have the option to invest in our common stock and discretionary contributions by us are typically funded with our common stock; therefore, the plans assets include such holdings of our common stock.

13.	LEGAL MATTERS AND CONTINGENCIES

We are a defendant in a large number of pending lawsuits (which include, in many cases, multiple claimants) that seek to recover damages for personal injury allegedly caused by exposure to asbestos-containing products manufactured and/or distributed by us in the past. Any such products were encapsulated and used only as components of process equipment, and we do not believe that any emission of respirable asbestos-containing fibers occurred during the use of this equipment. We believe that a high percentage of the applicable claims are covered by applicable insurance or indemnities from other companies.

On February 4, 2004, we received an informal inquiry from the SEC requesting the voluntary production of documents and information related to our February 3, 2004 announcement that we would restate our financial results for the nine months ended September 30, 2003 and the full years 2002, 2001 and 2000. On June 2, 2004, we were advised that the SEC had issued a formal order of private investigation into issues regarding this restatement and any other issues that arise from the investigation. On May 31, 2006, we were informed by the staff of the SEC that it had concluded this investigation without recommending any enforcement action against us.

During the quarter ended September 30, 2003, related lawsuits were filed in federal court in the Northern District of Texas (the “Court”), alleging that we violated federal securities laws. Since the filing of these cases, which have been consolidated, the lead plaintiff has amended its complaint several times. The lead plaintiff’s current pleading is the fifth consolidated amended complaint (the “Complaint”). The Complaint alleges that federal securities violations occurred between February 6, 2001 and September 27, 2002 and names as defendants our company, C. Scott Greer, our former Chairman, President and Chief Executive Officer, Renée J. Hornbaker, our former Vice President and Chief Financial Officer, PricewaterhouseCoopers LLP, our independent registered public accounting firm, and Banc of America Securities LLC and Credit Suisse First Boston LLC, which served as underwriters for our two public stock offerings during the relevant period. The Complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, and Sections 11 and 15 of the Securities Act of 1933. The lead plaintiff seeks unspecified compensatory damages, forfeiture by Mr. Greer and Ms. Hornbaker of unspecified incentive-based or equity-based compensation and profits from any stock sales, and recovery of costs. On November 22, 2005, the Court entered an order denying the defendants’ motions to dismiss the Complaint. The case is currently set for trial on March 27, 2007. We continue to believe that the lawsuit is without merit and are vigorously defending the case.

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

On February 7, 2006, we received a subpoena from the SEC regarding goods and services that certain foreign subsidiaries delivered to Iraq from 1996 through 2003 during the United Nations Oil-for-Food Program. This investigation includes a review of whether any inappropriate payments were made to Iraqi officials in violation of the Foreign Corrupt Practices Act. The investigation includes periods prior to, as well as subsequent to our acquisition of the foreign operations involved in the investigation. We may be subject to liabilities if violations are found regardless of whether they relate to periods before or subsequent to our acquisition.

In addition, one of our foreign subsidiary’s operations is cooperating with a foreign governmental investigation of that site’s involvement in the United Nations Oil-for-Food program. This cooperation has included responding to an investigative trip by foreign authorities to the foreign subsidiary’s site, providing relevant documentation to these authorities and answering their questions. We are unable to predict how or if the foreign authorities will pursue this matter in the future.

We believe that both the SEC and this foreign authority are investigating other companies from their actions arising from the United Nations Oil-for-Food program.

We are in the process of reviewing and responding to the SEC subpoena and assessing the implications of the foreign investigation, including the continuation of a thorough internal investigation. Our investigation is in the early stages and has included and will include a detailed review of contracts with the Iraqi government during the period in question and certain payments associated therewith. Additionally, we have and will continue to conduct interviews with employees with knowledge of the contracts and payments in question. We are in the early phases of our internal investigation and as a result are unable to make any definitive determination whether any inappropriate payments were made and accordingly are unable to predict the ultimate outcome of this matter.

We will continue to fully cooperate in both the SEC and the foreign investigations. Both investigations are in progress but, at this point, are incomplete. Accordingly, if the SEC and/or the foreign authorities take enforcement action with regard to these investigations, we may be required to pay fines, consent to injunctions against future conduct or suffer other penalties which could potentially materially impact our business financial statements and cash flows.

On March 14, 2006, a shareholder derivative lawsuit was filed purportedly on our behalf in federal court in the Northern District of Texas. The lawsuit names as defendants Mr. Greer, Ms. Hornbaker, and current board members Mr. Coble, Mr. Haymaker, Jr., Lewis M. Kling, Mr. Rusnack, Mr. Johnston, Mr. Rampacek, Mr. Sheehan, Ms. Harris, Mr. Rollans and Mr. Bartlett. We are named as a nominal defendant. Based primarily on certain of the purported misstatements alleged in the above-described federal securities case, the plaintiff asserts claims against the defendants for breaches of fiduciary duty. The plaintiff alleges that the purported breaches of fiduciary duty occurred between 2000 and 2004. The plaintiff seeks on our behalf an unspecified amount of damages, disgorgement by Mr. Greer and Ms. Hornbaker of salaries, bonuses, restricted stock and stock options, and recovery of attorneys’ fees and costs. We strongly believe that the suit was improperly filed and have filed a motion seeking dismissal of the case.

In March 2006, we initiated a process to determine our compliance posture with respect to U.S. export control laws and regulations. Upon initial investigation, it appears that some product transactions and technology transfers may technically not be in compliance with U.S. export control laws and regulations and require further review. With assistance from outside counsel, we are currently involved in a systematic process to conduct further review, which we believe will take about 18 months to complete given the complexity of the export laws and the scope of our investigation. Any potential violations of U.S. export control laws and regulations that are identified may result in civil or criminal penalties, including fines and/or other penalties. Because our review into this issue is ongoing, we are currently unable to determine the full extent of potential violations or the nature or amount of potential penalties to which we might be subject to in the future. Given that the resolution of this matter is uncertain at this time, we are not able to reasonably estimate the maximum amount of liability that could result from final resolution of this matter. We cannot currently predict whether the ultimate resolution of this matter will have a material adverse effect on our business, including our ability to do business outside the United States, or on our financial condition.

As of May 1, 2005, due to the non-current status of our financial filings with the SEC, our Registration Statements on Form S-8 were no longer available to cover offers and sales of securities to our employees and other persons. Since that date, the acquisition of interests in our common stock fund under our 401(k) plan by plan participants may have been subject to the registration requirements of the Securities Act of 1933 or applicable state securities laws and may not have qualified for an available exemption from such requirements. Federal securities laws generally provide for a one-year rescission right for an investor who acquires unregistered securities in a transaction that is subject to registration and for which no exemption was available. As such, an investor successfully asserting a rescission right during the one-year time period has the right to require an issuer to repurchase the securities acquired by the investor at the price paid by the investor for the securities (or if such security has been disposed of, to receive damages with respect to any loss on such disposition), plus interest from the date of acquisition. These rights may apply to affected participants in our 401(k) plan. Based on our current stock price, we believe that our current potential liability for rescission claims is not material to our financial condition or results of operations; however, our potential liability could become material in the future if our stock price were to fall below participants’ acquisition prices for their interest in our stock fund during the one-year period following the unregistered acquisitions.

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

Although none of the aforementioned potential liabilities can be quantified with absolute certainty except as otherwise indicated above, we have established reserves covering these exposures to the extent probable and estimable, which we believe to be reasonable based on past experience and available facts. While additional exposures beyond these reserves could exist, they currently cannot be estimated. We will continue to evaluate these potential contingent loss exposures and, if they develop, recognize expense as soon as such losses become probable and can be reasonably estimated.

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

As a consequence of all legal matters, including settlements of both publicly disclosed litigation and otherwise, we recognized expense of approximately $7 million in 2005, $17 million in 2004 and $25 million in 2003.

14.	WARRANTY RESERVE

We have recorded reserves for product warranty claims that are included in both current and non-current liabilities. The following is a summary of the activity in the warranty reserve:

	2005	2004	2003
	(Amounts in thousands)

Balance — January 1	$27,675	$19,214	$15,862
Accruals for warranty expense	26,072	26,213	27,215
Settlements made	(24,010)	(17,752)	(23,863)

Balance — December 31	$29,737	$27,675	$19,214

15.	SHAREHOLDERS’ EQUITY

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

16.	INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2005	2004	2003
	(Amounts in thousands)

Current:
U.S. federal	$7,404	$1,654	$(4,434)
Non-U.S.	44,813	53,153	29,410
State and local	17	(2,379)	971

Total current	52,234	52,428	25,947
Deferred:
U.S. federal	(12,148)	2,047	1,342
Non-U.S.	(275)	(13,638)	(9,212)
State and local	(2,719)	(451)	(342)

Total deferred	$(15,142)	$(12,042)	$(8,212)

Total provision	$37,092	$40,386	$17,735

The provision (benefit) for income taxes differs from the statutory corporate rate due to the following:

	Year Ended December 31,
	2005	2004	2003
	(Amounts in millions)

Statutory federal income tax at 35%	$29.1	$23.2	$23.9
Foreign impact, net	12.7	22.0	2.8
Change in valuation allowances	(0.3)	(0.3)	(5.5)
State and local income taxes, net	(2.7)	(2.0)	0.3
Extraterritorial income exclusion	(1.9)	(4.9)	(2.5)
Meals and entertainment	0.8	0.9	1.0
Other	(0.6)	1.5	(2.3)

Total	$37.1	$40.4	$17.7

Effective tax rate	44.5%	60.9%	26.0%

The 2005 effective tax rate differed from the federal statutory rate of 35% primarily due to Extraterritorial Income (“ETI”) exclusion benefits of $1.9 million, state income tax benefits of $2.7 million resulting primarily from net reductions in valuation allowances and $12.7 million of net tax impact from foreign operations.

The 2004 effective tax rate differed from the federal statutory rate of 35% primarily due to ETI exclusion benefits of $4.9 million, $22.0 million of net tax impact from foreign operations resulting primarily from approximately $85 million in foreign earnings repatriation to pay down U.S. debt.

The 2003 effective tax rate differed from the federal statutory rate of 35% primarily due to ETI exclusion benefits of $2.5 million, changes in valuation allowances of $5.5 million primarily relating to foreign tax credits and the net impact of non-U.S. operations of $2.8 million.

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

We do not assert permanent reinvestment under APB No. 23. During each of the three years reported in the period ended December 31, 2005, we have not recognized any net deferred tax assets attributable to unremitted earnings or foreign currency translation adjustments in our foreign subsidiaries with excess financial reporting basis due to estimated excess foreign tax credits and other attributes. We had cash and deemed dividend distributions from our foreign subsidiaries that resulted in the recognition of approximately $12 million and $18.5 million of income tax expense during the years ended December 31, 2005 and 2004, respectively. As we have not recorded a benefit for the excess foreign tax credits associated with deemed repatriation of unremitted earnings, these credits are not available to offset the liability associated with these dividends.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “2004 Act”) was signed into law, creating a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. pursuant to qualified dividend reinvestment plans at an effective tax rate of 5.25% versus the U.S. federal statutory rate of 35%. During 2004, we repatriated approximately $46 million (as part of the $85 million discussed above), respectively, pursuant to a dividend reinvestment plan. We have not recognized the lower tax rate on these dividends in our financial statements due to uncertainties surrounding the realization of this benefit and interpretation of the 2004 Act. To the extent this uncertainty is favorably resolved in a future reporting period, the benefit associated with these dividends will be recognized in that period.

The 2004 Act also provides for a phase out of the existing ETI exclusion for foreign export sales, as it was viewed to be inconsistent with the international trade protocols set by the European Union. This phase out provides that the benefit for our otherwise qualifying export sales in 2005 and 2006 will be limited to approximately 80% and 60%, respectively. As a replacement for the loss of the ETI export incentive, the 2004 Act provides a deduction from income for qualified domestic production activities, which will be phased in from 2005 through 2010. We realized no benefit from the Internal Revenue Code Section 199 manufacturing deduction during 2005, and the impact to our future tax rate has not yet been quantified. Under the guidance of FSP No. FAS 109-1, “Application of FASB Statement No. 109 to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” the tax deduction on qualified production activities will be treated as a special deduction as described in SFAS No. 109. As such, the special deduction will be reported in the period in which the deduction is claimed on our tax return.

We record valuation allowances to reflect the estimated amount of deferred tax assets that may not be realized based upon our analysis of existing deferred tax assets, net operating losses and tax credits by jurisdiction and expectations of our ability to utilize these tax attributes through a review of past, current and estimated future taxable income and establishment of tax strategies. The net decrease in state valuation allowances of $2.6 million at December 31, 2005 and the net increase of $4.6 million at December 31, 2004, are reflected net of other state impacts in the rate reconciliations above. Similarly, changes in valuation allowances related to foreign net operating losses and deferred tax assets are reported as a portion of the net foreign impact to the overall effective tax rate. During 2005 and 2004 there were no significant changes in foreign valuation allowances. We decreased valuation allowances by $2.0 million for foreign tax credit carryforwards as a result of utilization of credits in 2004, and due to the extension of the carryover period to 10 years pursuant to the 2004 Act.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities were:

	December 31,
	2005	2004
	(Amounts in thousands)

Deferred tax assets related to:
Retirement benefits	$76,405	$78,869
Net operating loss carryforwards	36,368	43,081
Compensation accruals	43,993	35,157
Inventories	33,539	26,351
Credit carryforwards	27,718	16,660
Loss on dispositions	1,999	475
Warranty and accrued liabilities	37,516	28,288
Restructuring charge	209	23
Other	11,956	14,488

Total deferred tax assets	269,703	243,392
Valuation allowances	(30,401)	(34,208)

Net deferred tax assets	239,302	209,184

Deferred tax liabilities related to:
Property, plant and equipment	(43,939)	(49,732)
Goodwill and intangibles	(47,977)	(39,653)
Unrealized foreign exchange gain	(19,398)	(33,717)
Foreign losses subject to recapture	(8,979)	(10,699)
Foreign equity investments	(8,440)	(6,819)

Total deferred tax liabilities	(128,733)	(140,620)

Deferred tax assets, net	$110,569	$68,564

We have approximately $257 million of U.S. and foreign net operating loss carryforwards at December 31, 2005. Of this total, $165 million are state net operating losses, most of which are reserved with a valuation allowance. Net operating losses generated in the U.S., if unused, will begin to expire in 2006, with the majority expiring in 2021. The majority of our non-U.S. net operating losses carry forward without expiration. Additionally, we have approximately $21.3 million of foreign tax credit carryforwards at December 31, 2005, expiring in 2010 through 2015 for which no valuation allowance reserves have been recorded.

Earnings (loss) before income taxes comprised:

	Year Ended December 31,
	2005	2004	2003
	(Amounts in millions)

U.S.	$(41,708)	$(32,677)	$11,267
Non-U.S.	124,980	98,945	56,945

Total	$83,272	$66,268	$68,212

17.	BUSINESS SEGMENT INFORMATION

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

We evaluate segment performance and allocate resources based on each segment’s operating income excluding special items, such as restructuring and integration costs related to the IFC acquisition. We believe that special items, while indicative of efforts to integrate acquired companies such as IFC into our business, do not reflect ongoing business results. We believe investors and other users of our financial statements can better evaluate and analyze historical and future business trends if special items are excluded from each segment’s operating income. Operating income before special items is not a recognized measure under GAAP and should not be viewed as an alternative to, or a better indicator of, GAAP measures of performance.

Amounts classified as All Other include the corporate headquarters costs and other minor entities that do not constitute separate segments. Intersegment sales and transfers are recorded at cost plus a profit margin, with the margin on such sales eliminated in consolidation.

The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the consolidated financial statements.

Year Ended December 31, 2005:

				Subtotal-
	Flowserve	Flow	Flow	Reportable		Consolidated
	Pump	Solutions	Control	Segments	All Other	Total
	(Amounts in thousands)

Sales to external customers	$1,394,545	$406,093	$889,608	$2,690,246	$5,031	$2,695,277
Intersegment sales	3,901	37,548	4,681	46,130	(46,130)	—
Segment operating income(1)	144,648	85,996	89,199	319,843	(129,750)	190,093
Depreciation and amortization	32,597	6,053	25,497	64,147	5,741	69,888
Identifiable assets	1,287,186	201,580	871,903	2,360,669	214,869	2,575,538
Capital expenditures	18,012	7,153	11,418	36,583	12,688	49,271

Year Ended December 31, 2004:

				Subtotal-
	Flowserve	Flow	Flow	Reportable		Consolidated
	Pump	Solutions	Control	Segments	All Other	Total
	(Amounts in thousands)

Sales to external customers	$1,323,399	$360,333	$833,448	$2,517,180	$5,309	$2,522,489
Intersegment sales	6,393	33,648	5,295	45,336	(45,336)	—
Segment operating income(1)	110,112	72,573	65,294	247,979	(86,480)	161,499
Depreciation and amortization(3)	31,703	5,910	26,994	64,607	5,461	70,068
Identifiable assets	1,364,711	172,089	1,002,538	2,539,338	94,697	2,634,035
Capital expenditures	18,815	3,581	14,299	36,695	8,546	45,241

Year Ended December 31, 2003:

				Subtotal-
	Flowserve	Flow	Flow	Reportable		Consolidated
	Pump	Solutions	Control	Segments	All Other	Total
	(Amounts in thousands)

Sales to external customers	$1,159,108	$333,441	$750,349	$2,242,898	$5,954	$2,248,852
Intersegment sales	5,531	24,240	7,380	37,151	(37,151)	—
Segment operating income (before special items)(2)	85,898	73,901	68,030	227,829	(56,324)	171,505
Depreciation and amortization(3)	30,469	6,662	25,106	62,237	6,011	68,248
Identifiable assets	1,319,418	169,549	1,013,893	2,502,860	177,652	2,680,512
Capital expenditures	10,350	3,724	11,815	25,889	2,899	28,788

(1)	There were no special items in 2005 or 2004.

(2)	Special items reflect costs incurred by Flow Control Division in association with the IFC acquisition including integration expense of $15.8 million and restructuring expense of $2.1 million.

(3)	Depreciation and amortization in 2004 and 2003 exclude $3.1 million and $3.9 million, respectively, of depreciation and amortization expense that are included in discontinued operations in the consolidated statements of operations.

Segment operating income before special items can be reconciled to the consolidated amounts as follows:

	Year Ended December 31,
	2005	2004	2003
	(Amounts in thousands)

Total consolidated operating income (before special items)	$190,093	$161,499	$171,505
Less:
Net interest expense	(70,726)	(78,468)	(79,587)
Loss on debt repayment and extinguishment	(27,744)	(2,708)	(1,346)
Other expense, net	(8,351)	(14,055)	(4,412)
Special items:
Integration and restructuring expenses	—	—	17,948

Earnings before income taxes	$83,272	$66,268	$68,212

Geographic Information — We attribute sales to different geographic areas based on the facilities’ locations. Long-lived assets are classified based on the geographic area in which the assets are located and exclude deferred tax assets categorized as non-current. Sales and long-lived assets by geographic area are as follows:

	Year Ended December 31, 2005
			Long-Lived
	Sales	Percentage	Assets	Percentage
	(Amounts in thousands)

United States	$1,076,043	39.9%	$999,782	68.0%
Europe	1,183,139	43.9%	383,349	26.1%
Other(1)	436,095	16.2%	86,947	5.9%

Consolidated total	$2,695,277	100.0%	$1,470,078	100.0%

	Year Ended December 31, 2004
			Long-Lived
	Sales	Percentage	Assets	Percentage
	(Amounts in thousands)

United States	$1,006,353	39.9%	$1,037,394	65.9%
Europe	1,151,561	45.6%	454,043	28.9%
Other(1)	364,575	14.5%	82,500	5.2%

Consolidated total	$2,522,489	100.0%	$1,573,937	100.0%

	Year Ended December 31, 2003
			Long-Lived
	Sales	Percentage	Assets	Percentage
	(Amounts in thousands)

United States	$969,216	43.1%	$1,078,881	68.0%
Europe	995,687	44.3%	438,872	27.7%
Other(1)	283,949	12.6%	68,497	4.3%

Consolidated total	$2,248,852	100.0%	$1,586,250	100.0%

(1)	Includes Canada, South America and Asia Pacific. No individual geographic segment within this group represents 10% or more of consolidated totals.

Net sales to international customers, including export sales from the United States, represented 65%, 68% and 60% of total sales in 2005, 2004 and 2003, respectively.

Major Customer Information — We have a large number of customers across a large number of manufacturing and service facilities and do not believe that we have sales to any individual customer that represent 10% or more of consolidated sales for any of the years presented.

18.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following presents the components of accumulated other comprehensive loss, net of related tax effects:

	Year Ended December 31,
	2005	2004	2003
	(Amounts in thousands)

Foreign currency translation adjustments(1)	$(37,230)	$(2,384)	$(23,798)
Minimum pension liability effects(2)	(93,983)	(62,102)	(53,891)
Cash flow hedging activity	556	(2,428)	(4,307)

Accumulated other comprehensive loss	$(130,657)	$(66,914)	$(81,996)

(1)	The increase in foreign currency translation adjustments in 2005 is due primarily to the devaluation of the Euro and the British pound versus the U.S. dollar.

(2)	The increase in the minimum pension liability in 2005 is primarily the result of a decreased discount rate.

The following tables present a summary of the changes in accumulated other comprehensive loss for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31, 2005
	Before-Tax		After-Tax
	Amount	Income Tax	Amount
	(Amounts in millions)

Foreign currency translation adjustments	$(37,782)	$2,936	$(34,846)
Minimum pension liability effects	(40,097)	8,216	(31,881)
Cash flow hedging activity	4,923	(1,939)	2,984

Other comprehensive income (expense)	$(72,956)	$9,213	$(63,743)

	Year Ended December 31, 2004
	Before-Tax		After-Tax
	Amount	Income Tax	Amount
	(Amounts in millions)

Foreign currency translation adjustments	$27,320	$(5,906)	$21,414
Minimum pension liability effects	(13,300)	5,089	(8,211)
Cash flow hedging activity	2,431	(552)	1,879

Other comprehensive income (expense)	$16,451	$(1,369)	$15,082

	Year Ended December 31, 2003
	Before-Tax		After-Tax
	Amount	Income Tax	Amount
	(Amounts in millions)

Foreign currency translation adjustments	$74,534	$(16,617)	$57,917
Minimum pension liability effects	12,146	(3,649)	8,497
Cash flow hedging activity	3,044	(1,170)	1,874

Other comprehensive income (expense)	$89,724	$(21,436)	$68,288

19.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following presents a summary of the unaudited quarterly data for 2005 and 2004:

	2005
Quarter	4th	3rd	2nd	1st
	(Amounts in millions)

Sales	$738.5	$649.5	$691.2	$616.1
Gross profit	236.8	211.2	222.7	191.1
Earnings before income taxes	38.5	9.7	31.2	3.9
Income from continuing operations	19.5	5.2	18.6	2.9
Loss from discontinued operations	(11.7)	(15.2)	(0.6)	(6.9)
Net earnings (loss)	7.8	(10.0)	18.0	(4.0)
Earnings per share (basic)
Continuing operations	$0.36	$0.09	$0.33	$0.05
Discontinued operations	(0.22)	(0.27)	(0.01)	(0.12)

Net earnings (loss)	$0.14	$(0.18)	$0.32	$(0.07)

Earnings per share (diluted)
Continuing operations	$0.36	$0.08	$0.33	$0.05
Discontinued operations	(0.21)	(0.27)	(0.01)	(0.12)

Net earnings (loss)	$0.15	$(0.19)	$0.32	$(0.07)

	2004(1)
Quarter	4th	3rd	2nd	1st
	(Amounts in millions)

Sales	$703.7	$623.4	$618.3	$577.1
Gross profit	204.4	189.5	191.7	173.0
Earnings before income taxes	9.9	17.8	22.6	16.0
Income from continuing operations	4.2	7.3	7.0	7.4
Income (loss) from discontinued operations	0.2	(0.9)	(0.7)	(0.3)
Net earnings	4.4	6.4	6.3	7.1
Earnings per share (basic)
Continuing operations	$0.08	$0.14	$0.12	$0.13
Discontinued operations	—	(0.02)	(0.01)	—

Net earnings	$0.08	$0.12	$0.11	$0.13

Earnings per share (diluted)
Continuing operations	$0.08	$0.13	$0.12	$0.13
Discontinued operations	—	(0.02)	(0.01)	—

Net earnings	$0.08	$0.11	$0.11	$0.13

(1)	Amounts have been reclassified to reflect the results of GSG as discontinued operations. See Note 2.

The significant fourth quarter adjustments to 2005 pretax were to record: (i) asset impairment related to the sale of GSG of $6.5 million, which is included in discontinued operations and (ii) annual bonus accrual finalization increase of $10.7 million.

The significant fourth quarter adjustments for 2004 pretax were to record: (i) litigation accrual of $4.8 million, (ii) unclaimed property of $4.0 million, (iii) sales tax reserve of $3.6 million, (iv) a charge to cost of sales to increase inventory reserves by $13.9 million and (v) annual bonus reserve finalization increase of $5.5 million.

20.	SUBSEQUENT EVENTS

Updates to legal matters in existence at December 31, 2005 and new legal matters that have arisen since December 31, 2005 are discussed in Note 13.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2005 because of the material weaknesses discussed below and because we were unable to file this Annual Report on Form 10-K and the Quarterly Reports on Form 10-Q for the interim periods ended March 31, 2005, June 30, 2005 and September 30, 2005 within the filing time periods specified in the SEC’s rules.

In light of the material weaknesses described below, we performed additional analyses and other procedures to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with GAAP. These measures included, among other things, expansion of our year-end closing and consolidation procedures, and implementation of additional analytical reviews and verification procedures. As a result, we have concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Management’s Report on Internal Control Over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of our internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following material weaknesses in our internal control over financial reporting as of December 31, 2005:

(1) We did not maintain effective controls over our period-end financial reporting processes, including monitoring, which resulted in the following material weaknesses.

a. We did not maintain effective controls to ensure that journal entries, both recurring and non-recurring, were consistently reviewed and approved in a timely manner to ensure the validity, completeness and accuracy of recorded entries. This control deficiency affects substantially all financial statement accounts and resulted in adjustments, including audit adjustments, to our annual and all interim consolidated financial statements for 2005.

b. We did not maintain effective controls over the completeness and accuracy of supporting schedules for account reconciliations, and account reconciliations were not consistently documented, reviewed and approved in a timely manner. This control deficiency affects substantially all financial statement accounts and resulted in adjustments to our annual and all interim consolidated financial statements for 2005.

c. We did not maintain effective controls over the accuracy and disclosure of our debt obligations. Specifically, controls were not effective to ensure that amounts due within one year were properly classified as current liabilities and that related disclosures appropriately reflected the timing of future mandatory debt repayments. This control deficiency affects debt due within one year and long-term debt due after one year and resulted in audit adjustments to our annual consolidated financial statements for 2005.

d. We did not maintain effective controls over the completeness, accuracy and validity of spreadsheets used in the Company’s period-end financial reporting process to ensure that access was restricted to appropriate personnel, and that unauthorized modification of the data or formulas within spreadsheets was prevented. This control deficiency affects substantially all financial statement accounts and resulted in adjustments, including audit adjustments, to our annual and all interim consolidated financial statements for 2005.

e. We did not maintain effective controls over the completeness, accuracy, and timely recording of accrued liabilities as part of the accounting close process. Specifically, effective controls were not designed and in place to ensure relevant information was communicated in a timely manner in order to assess and record the financial effects of certain loss contingencies. This control deficiency primarily affects accrued liabilities and related operating expense accounts and resulted in adjustments, including audit adjustments, to our annual and all interim consolidated financial statements for 2005.

(2) We did not maintain effective segregation of duties over automated and manual transaction processes. Specifically, we did not maintain effective controls over the granting, maintenance and monitoring of access to financial systems and data. Certain information technology personnel had unrestricted access to financial applications, programs and data beyond that needed to perform their individual job responsibilities and without any independent monitoring. In addition, certain financial personnel had incompatible duties that allowed for the creation, review and processing of certain financial data without independent review and authorization. This control deficiency affects substantially all financial statement accounts. However, this control deficiency did not result in adjustments to our annual or any interim consolidated financial statements for 2005.

(3) We did not maintain effective controls over the completeness, accuracy and validity of revenue. Specifically, effective controls were not designed and in place to ensure that invoices were complete, accurate, valid and recorded in the proper period. Additionally, effective controls were not designed and in place to ensure the validity and accuracy of sales orders. This control deficiency primarily affects revenue and accounts receivable and resulted in adjustments to our annual and all interim consolidated financial statements for 2005.

(4) We did not maintain effective controls over the completeness, accuracy, validity and valuation of our inventory and related cost of sales transactions. Specifically, controls with respect to the accuracy of product costing, job order costing, cost accumulation and certain inventory management processes were not effective. Additionally, controls were not effective to ensure accurate and timely recording of inventory shipments and receipts. This control deficiency primarily affects inventory and cost of sales and resulted in adjustments, including audit adjustments, to our annual and all interim consolidated financial statements for 2005.

(5) We did not maintain effective controls over the completeness, accuracy and validity of our accounts payable and related disbursements. Specifically, effective controls were not designed and in place to ensure that the matching of purchase orders and receiving documentation to invoices occurred prior to disbursement. This control deficiency primarily affects accounts payable and resulted in adjustments to our annual and all interim consolidated financial statements for 2005.

(6) We did not maintain effective controls over accounting for certain derivative transactions. Specifically, we did not adequately document the criteria for measuring hedge effectiveness at the inception of certain derivative transactions. This control deficiency primarily affects accounts receivable, other expense, other comprehensive income and accumulated other comprehensive income. However, this control deficiency did not result in adjustments to our annual or any interim consolidated financial statements for 2005.

(7) We did not maintain effective controls over the completeness, accuracy and valuation of stock-based employee compensation expense. Specifically, we did not maintain effective controls to ensure that stock-based employee compensation expense arising from the modification of terms that affect the exercise period of employee stock option awards was determined and recognized in the proper period. This control deficiency primarily affects compensation expense and paid-in-capital and resulted in audit adjustments to our annual and June 30, 2005 interim consolidated financial statements for 2005.

Each of the control deficiencies described in items 1 through 7 above could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

Management has determined that each of the control deficiencies in items 1 through 7 above constitutes a material weakness in our internal control over financial reporting as of December 31, 2005.

As a result of the material weaknesses described above, our management concluded that as of December 31, 2005, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework, issued by the COSO.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included herein.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

As discussed below, we significantly improved our internal control over financial reporting during 2005. However, as of December 31, 2005, we identified a number of material weaknesses and our remediation efforts with respect to these weaknesses are continuing. Throughout 2005 and continuing in 2006, management, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and Sarbanes-Oxley steering committee, has been actively engaged in the implementation of remediation efforts to address the material weaknesses that were in existence as of December 31, 2004 and previously disclosed in our 2004 Annual Report on Form 10-K.

Completed Remediation

The following describes the remedial actions that have been implemented to date to address our control environment deficiencies existing as of December 31, 2004:

•	Conducted monthly Sarbanes-Oxley steering committee sessions to ensure executive participation in and monitoring of our internal control remediation activities;

•	Appointed a chief compliance officer;

•	Expanded and strengthened our finance organization by creating and filling new positions through job rotations and external hires in the areas of financial reporting, controls compliance, accounting policies, and financial planning and analysis;

•	Established a finance team, led by a senior finance manager, focused on developing and implementing improvements in our finance function and processes;

•	Expanded and strengthened our tax department by hiring additional senior tax staff, including expanding our global tax reporting, compliance and audit staff;

•	Expanded and strengthened our internal audit organization, which reports directly to our audit committee, by hiring additional senior audit staff and putting in place a global leadership team;

•	Enhanced our accounting policy program, pursuant to which our accounting policy group (i) periodically reviews our accounting policies, (ii) where necessary, makes enhancements to our accounting policies and improves or formalizes documentation of such policies, and (iii) communicates accounting policies to our finance and accounting personnel on a company-wide basis;

•	Strengthened the centrally managed internal controls and financial review program that encompasses site reviews of key financial reporting controls and accounting processes, performed by senior finance organization and internal audit personnel across multiple locations;

•	Improved our communication of accounting policy and control requirements by conducting global monthly finance organization conference calls held by our Chief Accounting Officer to communicate updates to accounting policy and procedures, provide guidance on accounting topics, and to stress the importance of internal controls;

•	Expanded and enhanced our financial disclosure control and certification processes for our annual and quarterly financial reports;

•	Enhanced our anti-fraud program by updating our code of business conduct, improving our ethics hotline, enhancing our communication on ethical behavior, and creating senior ethics compliance positions.

The following describes the remedial actions that have been implemented to date to address our information technology general control deficiencies existing as of December 31, 2004:

•	Expanded and strengthened our information technology organization through the creation of roles, reporting to our Chief Information Officer, with the responsibility for information technology related finance and legal compliance controls;

•	Improved overall awareness and understanding of information technology controls, policies and procedures through regular conference calls, written communications, and the creation of an information technology policy website;

•	Further enhanced our monitoring of information technology policies and procedures by implementing a more formal information technology governance program to review, update, publish and communicate information technology policies and procedures;

•	Further centralized our information technology management structure to provide more effective monitoring for information technology general controls.

In addition to improving our control environment and information technology general controls, as described above, management also performed additional remedial actions to address the material weaknesses in existence at December 31, 2004 that resulted in misstatements requiring correction during the Company’s “2004 Restatement” effort. These remedial actions included creating and implementing an accounting policy for goodwill impairments; implementing a centralized intercompany accounting monitoring process to ensure the timely balancing of intercompany accounts; enhancing the fixed assets verification policy and performing extensive fixed assets verification procedures; improving accounting controls over non-U.S. pension plans, including the controls over services provided by actuaries; implementing improved processes and controls around accounts receivable factoring agreements, and discontinuing our accounts receivable securitization facility; and improving the design and operating effectiveness of controls over the accounting for payroll, equity investments, and mergers and acquisitions.

Continuing Remediation

The following describes the continuing remediation that management is taking, in addition to the above described control environment and other improvements, to address the material weaknesses described above as of December 31, 2005:

•	Implementing or upgrading ERP systems at our primary business locations to increase the level of automated controls, and to improve the integrity and reliability of data flow from the originating transactions to the financial consolidation and reporting process;

•	Implementing a global web-based financial controls management solution to facilitate the documentation and assessment of accounting and financial reporting controls;

•	Strengthened the segregation of duties and application security policy, updated our spreadsheet controls policy, and put a cross functional task force in place to assist business process owners with policy implementation;

•	Updated our account reconciliation policy, continued our communication of the requirements of account reconciliations to the global accounting and finance organization as part of our global accounting and finance organization conference calls conducted on a monthly basis by our Chief Accounting Officer, issued training materials defining the specific requirements regarding account reconciliation preparation, review and approval, further communicated the requirements of account reconciliations as part of our regional accounting and finance organization training sessions;

•	Designing and implementing additional revenue cycle, inventory cycle and accounts payable process controls, including the establishment of additional review and verification procedures, updating policies as necessary, and providing training to our global finance organization;

•	Implemented new procedures and controls to ensure technical compliance with derivative accounting provisions, including the enhancement of specific criteria and documentation requirements for measuring hedge effectiveness at the inception of certain derivative transactions, and providing hedge accounting training to our global finance organization;

•	Designing and implementing enhanced controls to ensure proper accounting for stock option compensation transactions.

We believe that the foregoing Completed Remediation actions described above have significantly improved our internal control over financial reporting, as well as our disclosure controls and procedures. We also believe that the foregoing Continuing Remediation actions described above will continue to improve our internal control over financial reporting, as well as our disclosure controls and procedures. Our management, with the oversight of our audit committee, will continue to take steps to remedy known material weaknesses as expeditiously as possible. Additionally, our management has undertaken and continues to undertake initiatives to deal with the prolonged impact the reported material weaknesses and the “2004 Restatement” effort have had on the timeliness of our financial statement filings. To accelerate the filing of delayed Forms 10-Q for the interim periods ended March 31, 2005, June 30, 2005, September 30, 2005 and March 31, 2006, the Company has hired additional financial reporting resources, enhanced its oversight of the global accounting and financial reporting close process, introduced new and improved accounting close and financial reporting forms and templates, and improved coordination of and support for the financial statement audit process. The Company’s continued efforts to strengthen the global accounting and financial reporting close process, combined with the remediation of identified material weaknesses, are intended to shorten the close, audit and financial statement filing cycle time.

Changes in Internal Control over Financial Reporting

Other than the Completed Remediation actions there were no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND OTHER CORPORATE OFFICERS OF THE REGISTRANT.

Our Board of Directors currently consists of 11 members, who are divided into three classes. Directors are elected for three-year terms. The terms for members of each class end in successive years.

The Board of Directors has determined, after considering all the relevant facts and circumstances, that each member of the Board of Directors is independent, as “independence” is defined by the NYSE corporate governance listing standards of the NYSE, with the exception of Lewis M. Kling. Mr. Kling is not considered independent as he serves as President and Chief Executive Officer of the Company.

Non-management directors regularly schedule executive sessions in which non-management directors meet without the presence of management. The presiding director of such executive sessions is Kevin E. Sheehan. Shareholders and other interested parties may communicate with the Board by writing to Kevin E. Sheehan, Chairman of the Board, c/o Flowserve’s Corporate Secretary, Flowserve Corporation 5215 N. O’Connor Blvd., Suite 2300, Irving, Texas 75039. All such communications are delivered to Mr. Sheehan.

The table below sets forth the names and ages of each of our directors, executive officers and certain other officers, as well as the positions and offices held by such persons. A summary of the background and experience of each of these individuals is set forth after the table.

Name	Age	Position

Andrew J. Beall	49	Vice President and President of Flow Solutions Division
Deborah K. Bethune	47	Vice President, Tax
Mark A. Blinn	44	Vice President and Chief Financial Officer
Mark D. Dailey	47	Vice President and Chief Compliance Officer
Paul W. Fehlman	42	Vice President and Corporate Treasurer
Thomas E. Ferguson	49	Vice President and President of Flowserve Pump Division
Richard J. Guiltinan, Jr.	52	Vice President, Controller and Chief Accounting Officer
John H. Jacko, Jr.	49	Vice President and Chief Marketing Officer
Linda P. Jojo	41	Vice President and Chief Information Officer
Lewis M. Kling	61	President, Chief Executive Officer and Director
Thomas L. Pajonas	50	Vice President and President of Flow Control Division
Joseph R. Pinkston, III	51	Vice President, Human Resources
Jerry L. Rockstroh	50	Vice President, Supply Chain and Continuous Improvement Process
Ronald F. Shuff	54	Vice President, Secretary and General Counsel
Christopher A. Bartlett	62	Director
Hugh K. Coble	71	Director
Roger L. Fix	52	Director
Diane C. Harris	63	Director
George T. Haymaker, Jr.	68	Director
Michael F. Johnston	59	Director
Charles M. Rampacek	63	Director
James O. Rollans	63	Director
William C. Rusnack	61	Director
Kevin E. Sheehan	61	Director

Andrew J. Beall has served as our Vice President and President of Flow Solutions Division since 2003. From 1994 to 2003, Mr. Beall served in a number of key U.S. and international management positions with our Company and its predecessor, The Duriron Company, including as Vice President of Flowserve Pump Division, Flow Solutions Division and Flow Control Division in Latin America from 1999 to 2003.

Deborah K. Bethune has served as our Vice President, Tax since 2004. Prior to that, she served with Electronic Data Systems Corporation for 17 years, where she held several tax positions, most recently as the Director of International Taxes for the Americas and Asia Pacific regions.

Mark A. Blinn has served as our Vice President and Chief Financial Officer since 2004. He served as Chief Financial Officer of FedEx Kinko’s Office and Print Services, Inc. from 2003 to 2004, and as Vice President and Treasurer of Kinko’s, Inc. from 2002 to 2003. Mr. Blinn also served as Vice President and Chief Accounting Officer of Centex Corporation from 2000 to 2002 and as Managing Director of Corporate Finance since 1999.

Mark D. Dailey has served as our Vice President and Chief Compliance Officer since 2005. He served as our Vice President, Supply Chain and Continuous Improvement, from 1999 until 2005. Mr. Dailey was Vice President, Supply Chain, and held other supply chain management positions from 1992 to 1999 for the North American Power Tools Division of The Black and Decker Corporation.

Paul W. Fehlman has served as our Vice President and Corporate Treasurer since 2005. He served as our Director of Financial Services and Assistant Treasurer from 2000 to 2005.

Thomas E. Ferguson has served as our Vice President and President of Flowserve Pump Division since 2003. He was President of Flow Solutions Division from 2000 to 2002, Vice President and General Manager of Flow Solutions Division North America from 1999 to 2000, and Vice President of Marketing and Technology for Flow Solutions Division from 1997 to 1999.

Richard J. Guiltinan, Jr. has served as our Vice President, Controller and Chief Accounting Officer since 2004. Prior to that, he served as a consultant to Chevron on three multinational restructuring and merger integration projects in 2003 and 2002. From 1985 to 2001, Mr. Guiltinan served in accounting and financial management positions at Caltex Corporation, including as Chief Financial Officer from 2000 to 2001.

John H. Jacko, Jr. has served as our Vice President and Chief Marketing Officer since 2005. He was the Vice President, Strategy, Marketing and Communications from 2002 to 2005. He served as Division Vice President of FPD Marketing and Customer Management from 2001 to 2002. Mr. Jacko was Vice President of Customer and Product Support for the Engines and Systems Business and held other management roles at Honeywell Aerospace from 1999 to 2001. He was also Vice President of Sales and Service, Commercial Transport, and held other management roles at Allied Signal Aerospace from 1995 to 1999.

Linda P. Jojo has served as our Vice President and Chief Information Officer since 2004. Prior to that, she served as Chief Information Officer of GE Silicones Division of General Electric Corporation from 2000 to 2004 and held other management positions at General Electric Corporation from 1991 to 2000.

Lewis M. Kling has served as our President, Chief Executive Officer and member of the Board of Directors since August 2005. Prior to 2005, he served as our Chief Operating Officer from 2004 to 2005. Before joining our Company, he served as Group President and Corporate Vice President of SPX Corporation from 1999 to 2004 and member of the Board of Directors of Inrange Technologies Corporation from 2000 to 2003. Mr. Kling also served as President of Dielectric Communications, a division of General Signal Corporation, purchased by SPX Corporation, from 1997 to 1999.

Thomas L. Pajonas has served as Flowserve Corporate Vice President and President of Flow Control Division since 2004. Prior to joining the Company, he served as Managing Director of Alstom Transport from 2003 to 2004 and Senior Vice President from 1999 to 2003 of the Worldwide Power Boiler Business of Alstom, Inc. From 1996 to 1999 he served in various capacities as Senior Vice President and General Manager International Operations and subsequently Senior Vice President and General Manager Standard Boilers Worldwide of Asea Brown Boveri.

Joseph R. Pinkston, III has served as our Vice President, Human Resources since September 2005. Prior to that, he served as Senior Vice President, Human Resources of Unisource Worldwide from 2003 to 2004. Mr. Pinkston also served as Vice President, Human Resources of Russell Corporation from 2001 to 2003 and as Vice President, Human Resources of Hussmann International, Inc. from 1995 to 2001.

Jerry L. Rockstroh has served as our Vice President of Supply Chain and Continuous Improvement Process since late 2005, and as our Vice President of Supply Chain during 2005. From 1983 to 2005, he served in various executive level positions within different business units of AlliedSignal/Honeywell, including as World Wide Vice President of Operations & Integrated Supply Chain.

Ronald F. Shuff has served as our Vice President since 1990 and Secretary and General Counsel since 1988.

Christopher A. Bartlett has served as a director since 2002 and serves as Chairman of the Organization and Compensation Committee and as a member of the Corporate Governance and Nominating Committee. He was formerly a director from 1988 to 1993. Dr. Bartlett is an Emeritus Professor of Business Administration at Harvard University. Prior to his academic career, he was a general manager of Baxter Travenol’s French subsidiary and a consultant at McKinsey & Co. Currently, Dr. Bartlett serves as a Chief Executive Officer advisor and management consultant on international strategic and organizational issues to several major corporations.

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

Roger L. Fix was appointed as director on April 1, 2006 and serves as a member of the Organization and Compensation Committee. Mr. Fix is currently the Chief Executive Officer of Standex International Corporation (“Standex”), a publicly traded diversified manufacturing and marketing company. He has been its Chief Executive Officer since 2003, President since December 2001, director since 2001, and Chief Operating Officer from 2001 to 2002. Before joining Standex, he was employed by Outboard Marine Corporation, a marine manufacturing company, as Chief Executive Officer and President from 2000 to 2001 and Chief Operating Officer and President from 2000 to 2000. He served as its director from 2000 to 2001. He served as Chief Executive Officer of John Crane, a global manufacturer of mechanical seals for pump and compressor applications in the process industry, from 1988 to 2000 and as its President — North America from 1996 to 1998. He was President of Xomox Corporation, a manufacturer of process control valves and actuators, from 1993 to 1996. He was also employed by Reda Pump Company, a manufacturer of electrical submersible pumping systems for oil production, from 1981 to 1993, most recently as Vice President and General Manager/Eastern Division. He was also employed by Fisher Controls Company, a manufacturer of process control valves and pneumatic and electronic instrumentation, from 1976 to 1981.

Diane C. Harris has served as a director since 1993 and serves as a member of the Finance Committee. She is President of Hypotenuse Enterprises, Inc., a merger and acquisition service and corporate development outsourcing company. Ms. Harris was Vice President of Corporate Development of Bausch & Lomb Incorporated, an optics and health care products company, from 1981 to 1996, when she left to join Hypotenuse Enterprises, Inc. as its President. She was a director of the Association for Corporate Growth from 1993 to 1998 and its elected President from 1997 to 1998. Ms. Harris is also a director of The Monroe Fund, an investment company.

George T. Haymaker, Jr. has served as a director since 1997. He serves as a member of the Organization and Compensation Committee. Mr. Haymaker has been non-executive Chairman of the Board of Kaiser Aluminum Corporation, a company that is principally a producer of semi-fabricated aluminum products, since 2001 and non-executive Chairman of the Board of Safelite Auto Glass, a provider of automobile replacement glass, since 2000. Mr. Haymaker was Chairman of the Board of Kaiser Aluminum Corporation from 1994 until 2001 (non-executive Chairman after January 2000) and its Chief Executive Officer from 1994 to 1999. Before joining Kaiser Aluminum in 1993 as its President and Chief Operating Officer, Mr. Haymaker worked with a private partner in the acquisition and redirection of several metal fabricating companies. He was Executive Vice President of Alumax, Inc. from 1984 to 1986 and was Vice President, International Operations for Alcoa, Inc. from 1982 to 1984. Mr. Haymaker is also a director of CII Carbon, L.L.C., a supplier of calcined coke for aluminum smelters, a director of Mid-America Holdings, Ltd., an aluminum extruder, a director of 360 Networks Corporation, a provider of telecommunication services, a director of Hayes Lemmerz International, Inc., a global supplier of automotive and commercial wheels, brakes and other auto suspension components, and a director of SCP Pool Corp., a distributor of swimming pool and related products.

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

Charles M. Rampacek has served as a director since 1998. He serves as the Chairman of the Corporate Governance and Nominating Committee and as a member of the Audit Committee. Mr. Rampacek is currently a business and management consultant in the energy industry. Mr. Rampacek served as the Chairman of the Board, President and Chief Executive Officer of Probex Corporation (“Probex”), an energy technology company providing proprietary oil recovery services, from 2000 to 2003. From 1996 to 2000, Mr. Rampacek served as President and Chief Executive Officer of Lyondell-Citgo Refining, L.P., a manufacturer of petroleum products. From 1982 to 1995, he held various executive positions with Tenneco Inc. and its energy related subsidiaries, including President of Tenneco Gas Transportation Company, Executive Vice President of Tenneco Gas Operations and Senior Vice President of Refining. In 2005, two complaints requesting recovery of certain costs were filed against former officers and directors of Probex as a result of the bankruptcy of Probex in 2003. These complaints were defended under Probex’s director and officer insurance by AIG, and settlement was reached and paid by AIG with bankruptcy court approval in the first half of 2006. An additional complaint was filed in 2005 against noteholders of certain Probex debt, of which Mr. Rampacek was one. A settlement of $2,000 was reached and approved in the first half of 2006.

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

William C. Rusnack has served as a director since 1997 and serves as a member of the Audit Committee. He is currently a private investor and independent corporate director. Mr. Rusnack was President, Chief Executive Officer, Chief Operating Officer and director of Premcor Inc. from 1998 to 2002. Before joining Premcor, Mr. Rusnack served for 31 years with Atlantic Richfield Company, or ARCO, an integrated petroleum company, most recently as Senior Vice President of ARCO from 1990 to 1998 and President of ARCO Products Company from 1993 to 1998. He is also a director and member of the Audit and Executive Committees as well as Chairman of the Compensation Committee of Sempra Energy, an energy services company and a director and member of the Executive Committee as well as Chairman of the Audit Committee of Peabody Energy, a coal producing company.

Kevin E. Sheehan has served as a director since 1990, is the non-executive Chairman of the Board of Directors and also serves as a member of the Finance Committee. He served as our interim Chairman, President and Chief Executive Officer from April 2005 to August 2005. He is Managing Director of CID Capital, a venture capital firm that concentrates on early-stage and high-growth entrepreneurial companies. He has been a Managing Director at CID Capital since 1994. Before joining CID Capital, Mr. Sheehan was employed by Cummins Engine Company, a manufacturer of diesel engines and related components, for 22 years. He served at Cummins Engine Company as Vice President, Components Group, from 1986 to 1993, Vice President, Worldwide Parts and Service from 1983 to 1986 and Vice President, Computer Systems and Telecommunications, from 1980 to 1983.

Audit Committee

The Audit Committee is currently composed of three directors, Charles M. Rampacek, James O. Rollans (Chairman) and William C. Rusnack. The same committee members served in 2005 with Mr. Rollans acting as Chairman. The Board has determined that Mr. Rollans, former Chief Financial Officer of Fluor Corporation, is a qualified audit committee financial expert under the SEC rules and has accounting or related financial management expertise for purposes of the NYSE listing requirements. The Board also determined that all members of the committee are financially literate, within the meaning of the NYSE listing requirements and meet the independence standards set forth in the SEC rules and the NYSE corporate governance listing standards.

Board Self-Governance Guidelines

Our Board of Directors has adopted Self-Governance Guidelines. A copy of such guidelines is available on our website at www.flowserve.com. In addition, a copy of such guidelines is available in print to any shareholder who submits a written request to Michael E. Conley, Vice President of Investor Relations, Flowserve Corporation, 5215 N. O’Connor Blvd., Suite 2300, Irving, Texas 75039.

Codes of Business Conduct and Ethics

We have adopted a Code of Business Conduct applicable to all of our employees; provided, however, it is not enforceable against our union employees or our international employees who are governed by works council. In addition, our Board of Directors has adopted and each director has executed a Code of Ethics for our Board of Directors, and our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller, and other senior financial managers performing similar functions have adopted and executed a Financial Management Code of Ethics that specifically relates to their financial reporting duties. A copy of each of the foregoing codes is available on our website at www.flowserve.com. In addition, a copy of each of the foregoing codes is available in print to any shareholder who submits a written request to Michael E. Conley, Vice President of Investor Relations, Flowserve Corporation, 5215 N. O’Connor Blvd., Suite 2300, Irving, Texas 75039. We intend to disclose any change to our Financial Management Code of Ethics or our Code of Ethics for our Board of Directors, or the grant of any waiver of any ethics provision in such codes to any specified director, officer or manager, through the filing of a Current Report on Form 8-K with the SEC and posting of any such change or grant of waiver on our website at www.flowserve.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company’s directors, executive officers and any person owning more than 10% of the class of the Company’s stock to file reports with the SEC regarding their ownership of Company’s stock and any changes in their beneficial ownership. Based on our records, we believe that the Company’s directors and executive officers timely complied with their filing requirements during 2005.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth compensation information for the years 2005, 2004 and 2003 for the three individuals who served as Chief Executive Officer of the Company during 2005, or the last completed fiscal year, and four other individuals who served as our most highly compensated executive officers during 2005. Such officers are collectively referred to as the “Named Executive Officers” of the Company.

					Long Term Compensation(1)
					Awards
		Annual Compensation(1)				Securities	Payouts
				Other Annual	Restricted	Underlying	LTIP	All Other
Name and		Salary	Bonus	Compensation	Stock Award	Options	Payouts	Compensation
Principal Position	Year	($)	($)(2)	($)(3)	($)(4)	(#)	($)	($)(5)

C. Scott Greer(6)	2005	503,894	—	—	—	—	—	1,629,807
Former Chairman of	2004	787,670	917,700	4,925	732,800	54,000	—	72,347
the Board, President and	2003	776,901	—	7,727	—	55,000	—	3,570
Chief Executive Officer
Kevin E. Sheehan(7)	2005	597,740(7)	—	—	—	—	—	85,235(8)
Non-Executive Chairman of	2004	—	—	—	—	—	—	—
the Board, Former Interim	2003	—	—	—	—	—	—	—
Chairman President and Chief
Executive Officer
Lewis M. Kling(9)	2005	650,192	1,612,280(10)	52,982	1,906,363	101,748	—	9,976
President and Chief	2004	238,462	371,469	6,316	1,070,420	75,000	—	5,816
Executive Officer	2003	—	—	—	—	—	—	—
Mark A. Blinn(11)	2005	405,501	374,850	—	1,157,350	57,500	—	1,096
Vice President and	2004	60,000	92,984(12)	—	139,920	—	—	132
Chief Financial Officer	2003	—	—	—	—	—	—	—
Thomas L. Pajonas(13)	2005	372,211	325,710	—	1,083,000	51,000	—	11,390
Vice President	2004	236,692	201,954(14)	69,871	289,300	11,000	—	8,590
and President, Flow	2003	—	—	—	—	—	—	—
Control Division
Thomas E. Ferguson	2005	340,012	321,750	—	431,325	24,000	—	10,383
Vice President and	2004	319,615	256,880	—	164,880	9,000	—	9,510
President, Flowserve	2003	296,692	—	—	287,250	15,000	—	6,440
Pump Division
Mark D. Dailey	2005	280,720	305,607(15)	—	309,500	16,500	—	10,060
Vice President and	2004	258,818	157,320	—	80,150	6,000	—	9,227
Chief Compliance	2003	246,769	—	—	—	8,000	—	6,558
Officer

(1)	Salary, annual bonus and long-term bonus plan cash payouts may be deferred at the election of the Named Executive Officer until retirement. Annual bonus and long-term bonus plan cash payouts may also be received in the form of Company common stock held in a Rabbi Trust.

(2)	Unless otherwise footnoted below, all amounts reported in the Bonus column above represent cash bonuses that were earned in the year reported and then paid in the following year pursuant to the Company’s Annual Incentive Plan.

(3)	The amounts reported in the Other Annual Compensation column above do not include any perquisites for which the cost incurred by the Company during the presented years for various perquisites provided to each of the Named Executive Officers did not exceed the lesser of $50,000 or 10% of such executive officer’s salary and bonus for any of the years, except for Mr. Kling in 2005 and Mr. Pajonas in 2004. The amount shown for Mr. Kling in 2005 includes $37,642 for tax, estate and financial planning services, as well as, legal fees related to his employment contract, $14,500 car allowance and $840 for relocation expenses and incidentals. The amount shown for Mr. Pajonas in 2004 includes $42,330 for relocation expenses, $8,800 car allowance and $370 for incidentals. In addition to the perquisites noted above, the amounts shown in the Other Annual Compensation column include tax adjustment payments on relocation allowances for Mr. Kling and Mr. Pajonas, tax adjustment payments on the forgiveness of a loan for Mr. Greer and the imputed interest income on such loan.

(4)	On February 16, 2005, the following awards of restricted stock were granted: Mr. Kling — 13,000 shares; Mr. Blinn — 8,500 shares; Mr. Pajonas — 8,000 shares; and Mr. Ferguson — 8,000 shares. The shares of restricted stock granted on February 16, 2005 vest in three equal annual installments for each Named Executive Officer on February 16, 2006, February 16, 2007 and February 16, 2008. On April 20, 2005, Mr. Blinn and Mr. Pajonas were each granted an award of 15,000 shares of restricted stock, which vest in three equal annual installments on April 20, 2006, April 20, 2007 and April 20, 2008. On July 13, 2005, the following awards of restricted stock were granted: Mr. Kling — 6,500 shares; Mr. Blinn — 17,000 shares; Mr. Pajonas — 15,000 shares; Mr. Ferguson — 7,500 shares; and Mr. Dailey — 10,000 shares. The shares of restricted stock granted on July 13, 2005 vest on July 14, 2008, except for Mr. Dailey’s restricted stock, which vests in the following manner 1,166 shares on July 14, 2006; 2,333 shares on July 14, 2007 and 6,501 shares on

July 14 2008. On July 28, 2005, Mr. Kling was granted an award of 40,800 shares of restricted stock which vest on July 28, 2008 in connection with his appointment as President and Chief Executive Officer.

The aggregate number of shares of unvested restricted stock held by each Named Executive Officer as of December 31, 2005 and the value of such shares based on the closing price of the Company’s common stock at December 31, 2005 of $39.56 is set forth below:

		Value of
	Number of	Shares
Name	Shares	($)

C. Scott Greer	-0-	-0-
Kevin E. Sheehan	-0-	-0-
Lewis M. Kling	104,300	4,126,108
Mark A. Blinn	46,500	1,839,540
Thomas L. Pajonas	46,666	1,846,107
Thomas E. Ferguson	25,300	1,000,868
Mark D. Dailey	12,333	487,893

The restricted shares are eligible to receive dividends; however, the Company currently does not declare or pay dividends on its common stock.

(5)	Includes the Company’s contributions to the 401(k) savings plan for the following officers in 2005 which were: Mr. Greer — $6,300; Mr. Sheehan — $0; Mr. Kling — $6,549; Mr. Blinn — $0; Mr. Pajonas — $9,030; Mr. Ferguson — $9,030; and Mr. Dailey — $9,030. Life insurance premiums paid by the Company for the following officers in 2005 were: Mr. Greer — $4,860; Mr. Sheehan — $0; Mr. Kling — $3,427; Mr. Blinn — $1,096; Mr. Pajonas — $2,360; Mr. Ferguson — $1,353; and Mr. Dailey — $1,030. The amount reflected for Mr. Greer includes a transition allowance of $810,000 paid by the Company pursuant to a Separation and Release Agreement entered into between Mr. Greer and the Company on April 4, 2005 and also includes lump-sum distributions of accrued benefits under the Company’s pension and retirement plans of $807,857, representing the actuarial present value of such accrued benefits.

(6)	Effective April 4, 2005, Mr. Greer resigned as the Company’s Chairman of the Board, President and Chief Executive Officer pursuant to the terms of a Separation and Release Agreement entered into between Mr. Greer and the Company on April 4, 2005. Mr. Greer remained as an employee of the Company until June 30, 2005. See “Employment and Change in Control Arrangements.”

(7)	As of April 4, 2005, Mr. Sheehan began serving as the Company’s Interim Chairman, President and Chief Executive Officer and Chairman of the Board and served until the appointment of Mr. Kling as President and Chief Executive Officer on August 1, 2005. The amount reported as 2005 salary includes fees paid to Mr. Sheehan for his service as Interim Chairman, President and Chief Executive Officer during such time but excludes fees paid for his service as director and non-executive Chairman of the Board.

(8)	The amount reported includes fees paid to Mr. Sheehan for his service as a non-employee director from January 1, 2005 through April 4, 2005 and for service as non-executive Chairman of the Board from August 1, 2005 through December 31, 2005. Mr. Sheehan did not receive any director compensation from April 4, 2005 through August 1, 2005. This amount also includes an additional 15% premium received by Mr. Sheehan on his director compensation for his election to defer such compensation and receive it in the form of Company common stock held in a rabbi trust instead of in cash.

(9)	Mr. Kling joined the Company in July 2004 as Chief Operating Officer. He became President and Chief Executive Officer and was appointed as a member of the Board of Directors on August 1, 2005. See “Employment and Change in Control Arrangements” below.

(10)	Mr. Kling’s aggregate bonus amount reported in 2005 includes a $520,000 bonus he received as settlement of his Transitional Executive Security Plan participant rights that ended when he entered into to his CEO employment agreement with the Company on July 28, 2005. See “Transitional Executive Security Plan” below.

(11)	Mr. Blinn joined the Company in October 2004 as Vice President and Chief Financial Officer.

(12)	Mr. Blinn’s aggregate bonus reported in 2004 included a $50,000 hiring bonus he received when he joined the Company.

(13)	Mr. Pajonas joined the Company in May 2004 as Vice President and President of Flow Control Division.

(14)	Mr. Pajonas’ aggregate bonus amount reported in 2004 includes a $50,000 hiring bonus he received when he joined the Company.

(15)	Mr. Dailey’s aggregate bonus amount reported in 2005 includes a $60,000 retention bonus.

2005 STOCK OPTION GRANTS

The following chart shows the number of stock options granted in 2005 to the Named Executive Officers of the Company.

					Potential Realizable
	Number of				Value at
	Securities	Percentage of			Assumed Annual
	Underlying	Total Options	Exercise		Rates of Stock
	Options	Granted to	Price Per		Price Appreciation
	Granted (#)	Employees in	Share	Expiration	For Option Term ($)(4)
Name	(1)(2)(3)	Fiscal Year	($)	Date	5%	10%

C. Scott Greer	-0-	N/A	N/A	N/A	N/A	N/A

Kevin E. Sheehan	-0-	N/A	N/A	N/A	N/A	N/A

Lewis M. Kling	21,000	4.6%	24.90	02/16/15	328,849	833,368
	11,000	2.4%	30.95	07/13/15	214,107	542,590
	69,748	15.3%	33.86	07/28/15	1,485,240	3,763,889

Mark A. Blinn	14,000	3.1%	24.90	02/16/15	219,233	555,579
	15,000	3.3%	27.97	04/20/15	263,853	668,655
	28,500	6.2%	30.95	07/13/15	554,732	1,405,800

Thomas L. Pajonas	11,000	2.4%	24.90	02/16/15	172,254	436,526
	15,000	3.3%	27.97	04/20/15	263,853	668,655
	25,000	5.5%	30.95	07/13/15	486,607	1,233,158

Thomas E. Ferguson	12,000	2.6%	24.90	02/16/15	187,914	476,210
	12,000	2.6%	30.95	07/13/15	233,571	591,916

Mark A. Dailey	16,500	3.6%	30.95	07/13/15	321,161	813,884

(1)	All options have an exercise price equal to the closing price of the Company’s common stock on the NYSE on the date the grant is authorized by the Board and a 10-year life. The options also have certain “limited rights” which, in general, provide for a cash payment of the value of the option in the event of a change in control of the Company.

(2)	The figures reported above include incentive option grants for 2005 as follows: Mr. Greer — 0; Mr. Sheehan — 0; Mr. Kling — 8,032; Mr. Blinn — 12,048; Mr. Pajonas — 5,234; Mr. Ferguson — 6,526; and Mr. Dailey — 5,083. All other options granted were non-qualified.

(3)	Annual option grants become exercisable pro-rata over a three-year term in three equal installments on the first, second and third anniversaries of the grant date.

(4)	The calculation of potential realizable value assumes annual growth rates for each of the grants shown over their 10-year option term and are not suggested to be indicative of projected results. For example, a $24.90 per share price with a 5% annual growth rate results in a stock price of $40.56 per share and a 10% rate results in a price of $64.58 per share. Actual gains, if any, on stock option exercises are dependent on the future performance of the stock.

2005 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

The following chart shows the number and value of stock options, both exercisable and unexercisable, as of December 31, 2005 for each Named Executive Officer of the Company.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options
	Shares	Value	Options at Fiscal Year-End		at Fiscal Year End(1)
	Acquired	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Name	on Exercise	($)	(#)(2)	(#)	($)(2)	($)

C. Scott Greer	N/A	N/A	809,667	0	16,557,853	N/A
Kevin A. Sheehan	N/A	N/A	7,300	0	137,343	N/A
Lewis M. Kling	N/A	N/A	0	176,748	0	2,021,884
Mark A. Blinn	N/A	N/A	0	57,500	0	624,475
Thomas L. Pajonas	N/A	N/A	3,667	58,333	61,092	672,528
Thomas E. Ferguson	N/A	N/A	30,888	34,379	537,593	468,575
Mark D. Dailey	N/A	N/A	38,233	23,167	696,609	263,138

(1)	Based upon the Company’s common stock price of $39.56 per share at December 31, 2005.

(2)	These stock options were not exercisable at December 31, 2005 due to the temporary suspension of the Company’s stock option exercise program arising from the Company’s inability to timely file its annual and quarterly periodic reports with the SEC.

PENSION PLANS

The Company provides pension benefits to executive officers under the Flowserve Corporation Pension Plan (the “Qualified Plan”) and its two non-qualified supplemental executive retirement plans (the “Non-qualified Plans”). The first non-qualified Plan, the Senior Manager Retirement Plan (the “SMRP”), provides benefits that plan participants cannot receive under the Qualified Plan due to Internal Revenue Code (the “Code”) limits. The second non-qualified plan, the Supplement Executive Retirement Plan (the “SERP”), provides an additional supplemental benefit to certain executive officers, including the Named Executive Officers listed below. On July 1, 1999, the Company’s pension plans were converted to a cash balance design. Since then, participants in the Qualified Plan and the SMRP accrue contribution credits based on age and years of service at the rate of 3% to 7% for eligible earnings up to the Social Security wage base and at the rate of 6% to 12% for eligible earnings in excess of the Social Security wage base. Participants in the SERP accrue contribution credits at the rate of 5% of all eligible earnings. Eligible earnings include salary and annual incentive payments. Plan participants also earn interest on the accrued cash balance based on the rate of return on 10-year Treasury bills. The estimated annual retirement annuities for the following Named Executive Officers at age 65 are as follows:

	Year	Age 65
	Reaching	Annual
Executive Officer	Age 65	Annuity ($)(1)

C. Scott Greer(2)	2015	N/A
Kevin E. Sheehan(3)	N/A	N/A
Lewis M. Kling	2010	155,819
Mark A. Blinn	2027	510,643
Thomas L. Pajonas	2020	269,289
Thomas E. Ferguson	2021	441,980
Mark D. Dailey	2023	327,305

(1)	The estimated annual pension benefits shown assume: (a) both base pay and target bonus increase each year to retirement age with salary increases and (b) annual bonuses for all Named Executive Officers are paid out at target amounts. The following assumptions were also used in the calculations: (a) 4.50% salary increase each year until retirement age, (b) 3.50% wage base increase, (c) 5.25% rate of return on 10-year Treasury bills, (d) 5.50% interest to convert cash balance to annuity, (e) retirement age of 65, and (f) 1994 Group Annuity Mortality Table to convert cash balance to annuity.

(2)	Effective April 4, 2005, Mr. Greer resigned as the Company’s President, Chief Executive Officer and Chairman of the Board pursuant to the terms of a Separation and Release Agreement entered into between Mr. Greer and the Company on April 4, 2005. Mr. Greer remained as an employee of the Company until June 30, 2005. See “Employment and Change in Control Arrangements.” In connection with his resignation, Mr. Greer received in 2005 lump-sum distributions of certain accrued benefits under the Qualified Plan, and the Non-qualified Plans of $807,857, representing the actuarial present value of such accrued benefits. On January 20, 2006, he received additional lump-sum distributions of $183,480, representing the actuarial present value of his remaining accrued benefits.

(3)	Pursuant to Mr. Sheehan’s agreement with the Company for his service as the Company’s Interim Chairman, President and Chief Executive Officer, he was not eligible for the pension benefits described above.

DIRECTORS’ COMPENSATION

Basic Annual Retainer Compensation

During 2005, non-employee directors were approved to receive an annual retainer with an aggregate target value of $85,000 per year. The annual retainer was comprised of a cash portion equal to $35,000 and an equity portion with a target grant valuation of $50,000 which was to be granted at the 2005 annual meeting of shareholders. During 2005, non-employee directors received the cash portion of the annual retainer, but did not receive the equity portion as the 2005 annual meeting of shareholders was not held during 2005. In addition, the chairman of each committee and each committee member received annual committee service fees as described below. Directors will receive an equity grant at the 2005 annual meeting of shareholders to be held August 24, 2006 in the form of restricted common stock of the Company having a fair market value of $100,000 on the date of grant, consistent with the increase in annual director compensation described below under “2006 Director Compensation.” Directors will receive this equity grant in addition to their regular 2006 director compensation. Voting rights will accompany such restricted stock, which will fully vest after one year. This restricted stock will also be subject to a holding period prohibiting resale, which is the shorter of five years from the date of grant or one year after the director ceases service on the Board. Directors may elect to defer all or a portion of their annual retainer compensation. Interest was paid on cash deferrals. Directors who elected to defer the cash portion of their annual retainer compensation and to receive it in the form of Company stock at a later date received a 15% premium on such deferred amounts.

Annual Committee Service Fee Compensation

During 2005, the chairman of each committee and each committee member received the following annual committee service fee compensation:

	Committee	Chairman
Board Committee	Service Fee	Service Fee

Audit Committee	$10,000	$10,000
Finance Committee	$7,500	$7,500
Organization and Compensation Committee	$7,500	$7,500
Corporate Governance and Nominating Committee	$2,500	$7,500

Supplemental Compensation

On October 12, 2005, the Organization and Compensation Committee also approved supplemental compensation to specified directors for their service on special “ad hoc” subcommittees formed during 2005 for the Company’s search of, and transition to, a new chief executive officer. The supplemental compensation was awarded in recognition of services performed by those directors beyond their regular Board and committee duties, responsibilities and expectations. The services performed included the negotiation of the separation agreement for the Company’s former Chief Executive Officer, the development of a special senior management retention plan during the search for the new Chief Executive Officer, special recruiting work related to identifying, interviewing and evaluating new candidates for the Chief Executive Officer position and the negotiation of a new employment agreement with Lewis M. Kling in connection with his appointment as President and Chief Executive Officer. The supplemental compensation was based on the number of days each director performed these services and on a per diem payment of $3,500. For these services, each director named below received the supplemental compensation set forth opposite his name:

2005
Supplemental
Director	Compensation

Charles M. Rampacek	$87,500
William C. Rusnack	$56,000
George T. Haymaker, Jr.	$35,000
Hugh K. Coble	$28,000
Kevin E. Sheehan	$12,250

The supplemental compensation noted above was paid in addition to the basic annual retainer and annual committee fee compensation. Each director listed above deferred his supplemental compensation to be received in the form of Company common stock upon his termination of service, except for William C. Rusnack, who received the payment in cash.

Non-Executive Chairman of the Board Compensation

Kevin E. Sheehan began serving as the non-executive Chairman of the Board on August 1, 2005. In addition to the retainers noted above, on October 12, 2005, the Organization and Compensation Committee proposed and the full Board approved the payment to Mr. Sheehan of $100,000 annually, beginning August 1, 2005, for his service as non-executive Chairman of the Board, which is in addition to his basic annual retainer and committee service fee compensation which Mr. Sheehan receives for serving as a Board member and a committee member. Mr. Sheehan receives this additional compensation on a quarterly basis, in accordance with the pre-established director compensation cycles.

2006 Director Compensation

On April 27, 2006, the Board approved a recommendation from the Organization and Compensation Committee and the Corporate Governance and Nominating Committee to adjust annual non-employee director compensation. Effective May 1, 2006, non-employee directors receive: (a) an annual cash retainer of $50,000; (b) equity compensation with a target value of $100,000 per year; (c) an annual cash committee service fee of $5,000 and (d) an annual cash committee chairman service fee of $10,000. The non-executive Chairman of the Board will continue to receive an additional $100,000 in cash annually. The equity portion of the foregoing compensation will be provided in the form of restricted common stock of the Company having a $100,000 fair market valuation at the time of grant which is generally on the date of the annual meeting of shareholders of the applicable year. Since the Company did not hold its 2005 annual meeting of shareholders in 2005 and it will hold both its 2005 and 2006 annual meetings of shareholders on August 24, 2006, eligible directors will receive two such equity grants in 2006. Directors who elect to defer the cash portion of their annual compensation and to receive it in the form of Company common stock at a later date will continue to receive a 15% premium on such deferred amounts.

EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

Employment Agreement

Lewis M. Kling

The Company entered into an employment agreement with Lewis M. Kling as of July 28, 2005 whereby Mr. Kling agreed to serve as President and Chief Executive Officer beginning on August 1, 2005 and ending on July 31, 2008, with automatic renewal for one-year periods (the “Employment Agreement”). Prior to his appointment as President and Chief Executive Officer, Mr. Kling served as the Company’s Chief Operating Officer after joining the Company in July 2004. Pursuant to terms of the Employment Agreement, Mr. Kling receives an annual base salary of $850,000, subject to increase based on annual reviews. He is also eligible to receive an annual bonus, based on the attainment of certain performance targets established by the Organization and Compensation Committee of the Board, ranging from 0% to 200% of his base salary, as well to participate in any benefit and incentive plans of the Company on terms no less favorable than those applicable to other senior executives. Additionally, he is entitled to the vesting of 20% of any nonqualified pension benefit that is not yet then vested, provided that he remains employed through July 31, 2008. Under the Employment Agreement, Mr. Kling’s participation in the Company’s Transitional Executive Security Plan was terminated and no payments are due to him under that plan. In lieu of his participation in that plan, the Company made a special one-time lump-sum payment to Mr. Kling of $520,000.

Additionally, the Employment Agreement included a grant of 69,748 shares of the Company’s common stock at an exercise price of $33.86, the fair market value of the shares on the grant date, July 28, 2005. The options vest in three equal annual installments, with vesting to occur upon the first anniversary of the grant date, July 28, 2005. Mr. Kling was also granted 40,800 shares of restricted common stock which vest on July 28, 2008.

The Employment Agreement provides that if the Company terminates Mr. Kling’s employment other than for cause, death or disability or Mr. Kling terminates his employment for good reason (as these terms are defined in the Employment Agreement) and Mr. Kling has executed and not revoked a release of claims against the Company: (i) the Company will pay to Mr. Kling within 30 days after his employment terminates a lump-sum cash amount equal to the sum of (A) (I) the sum of his annual base salary at the time of termination and (II) the annual bonus earned by him for the bonus year preceding the year in which his employment terminates and (B) a pro-rata portion of the target bonus based on the number of days of service during the bonus year occurring prior to termination of employment; (ii) all stock-based awards held by Mr. Kling that have not yet vested or otherwise become unrestricted shall immediately vest or become unrestricted in full; (iii) the target payment under all dollar-denominated, performance-based long-term incentive compensation programs shall be paid to Mr. Kling in a lump sum in cash within 30 days; and (iv) Mr. Kling shall become fully vested in any nonqualified pension benefit that is not yet vested. Also, provided that Mr. Kling has been continuously employed by the Company for three years (including service prior to July 28, 2005), Mr. Kling (or his current spouse, as the case may be) shall be entitled to purchase health benefit coverage for Mr. Kling and his current spouse (“Continuing Health Coverage”) substantially similar to that available under the Company’s health benefit programs at the cost to the Company of providing such coverage to its actively employed senior executives through, respectively, the period of Mr. Kling’s and his current spouse’s eligibility for coverage under Medicare. Following any such termination, Mr. Kling will also receive any accrued compensation (as described below).

If Mr. Kling’s employment is terminated for cause or Mr. Kling terminates his employment without good reason, the Employment Agreement will terminate without further obligations to Mr. Kling other than the Company’s indemnification obligation to Mr. Kling and the payment to Mr. Kling of the sum of (i) his annual base salary through the date his employment terminates, (ii) any payments that have become vested or that are otherwise due in accordance with the terms of any employee benefit, incentive or compensation plan, and (iii) any reimbursable expenses incurred by Mr. Kling, in each case to the extent theretofore unpaid (collectively, “Accrued Compensation”).

If Mr. Kling’s employment is terminated by reason of his death or disability, the Employment Agreement will terminate without further obligations to Mr. Kling other than (i) the Company’s indemnification obligation to Mr. Kling, (ii) the payment of Accrued Compensation, (iii) all stock-based awards that have not yet vested or otherwise become unrestricted shall immediately become vested or otherwise unrestricted in full (iv) the target payment under all dollar-denominated, performance-based long-term incentive compensation programs will be paid to Mr. Kling (or his estate or beneficiary, as applicable) and (v) Mr. Kling shall become fully vested in any nonqualified pension benefit that is not yet then vested.

Separation and Release Agreement

  C. Scott Greer

The Company entered into an employment agreement with C. Scott Greer, the Company’s former President, Chief Executive Officer and Chairman of the Board, effective as of July 1, 1999. On April 4, 2005, Mr. Greer resigned as the Company’s President and Chief Executive Officer and as a director (including his capacity as Chairman of the Board). His employment agreement included the following compensation: (i) annual base salary equal to $787,670 for 2004; (ii) minimum annual bonus opportunity of no less than 75% of base salary; (iii) participation in the Company’s Long-Term Incentive Plan; and (iv) an interest-free loan of $325,738, which was forgiven after the completion of five years of employment with the Company, in recognition of his willingness to promptly relocate and resulting loss of equity on his prior home.

In connection with Mr. Greer’s resignation, the Company entered into a Separation and Release Agreement with Mr. Greer as of April 4, 2005. Pursuant to the agreement, from April 5, 2005 through June 30, 2005 Mr. Greer continued to be an employee of the Company performing such duties as requested by the Board. During such time, he was entitled to receive the same compensation as payable under his employment agreement and existing compensation programs of the Company. As a condition for Mr. Greer executing a release of claims against the Company, the Company paid Mr. Greer an $810,000 transition allowance. All options and restricted stock held by Mr. Greer and subject to vesting after June 30, 2005 and on or before July 17, 2005 became vested on June 30, 2005, and the options held by him remain exercisable until the later of (i) December 31, 2006, or (ii) if the Company is unable to sell stock due to securities laws or other restrictions on that date, 90 days after the date when stock can be issued by the Company, but not beyond the expiration of the options. All options and restricted stock held by Mr. Greer that were subject to vesting after July 17, 2005 were forfeited. Mr. Greer was also entitled to a furnished office, with telephone and computer service, and secretarial support for the period beginning April 5, 2005 and ending June 30, 2006. He was also eligible to receive certain transition-related fees in an amount not exceeding $25,000. Pursuant to the agreement, Mr. Greer is restricted from competing with the Company for a one-year period.

Change-In-Control Arrangements

The Company maintains change-in-control executive severance plans covering key management, officers and executive officers of the Company, providing certain employment termination benefits. These benefits become irrevocable and are paid in the event that covered employment is terminated immediately prior to or within two years after a change in control of the Company. These termination benefits include the following payments: (i) three times the sum of the manager’s or officer’s base salary and the target bonus or other annual awards under incentive plans; (ii) immediate vesting of non-exercisable stock-based compensation; (iii) continuation of participation in certain employee benefit plans for up to three years; and (iv) full reimbursement for certain potential excise tax liabilities.

Transitional Executive Security Plan

A search for a new Chief Executive Officer was conducted by a transition committee of the Board following the agreement between the Board and C. Scott Greer, former President and Chief Executive Officer, not to renew Mr. Greer’s employment agreement with the Company. The Board adopted a Transitional Executive Security Plan effective as of March 14, 2005 (the “TES Plan”), to promote continuity in management during this transition period. The Board concluded that the TES Plan was appropriate and desirable to promote management stability while the Company was experiencing increased bookings and stronger business conditions in many of it markets. The Board was optimistic about the Company’s business prospects and decided to adopt the TES Plan as a special incentive to retain and motivate the senior management staff during the Chief Executive Officer search period.

The TES Plan provides for two mutually exclusive benefits. First, the Company will pay a cash lump sum equal to 12 months base pay to any participant who remains employed by the Company through the first anniversary of the date as of which a new Chief Executive Officer commenced employment with the Company. Lewis M. Kling, the President and Chief Executive Officer of the Company, was appointed on August 1, 2005. Second, the Company will pay a cash lump sum equal to 18 months base pay to any participant whose employment is terminated by the Company without cause (as defined in the TES Plan) before such date (unless such participant is entitled to benefits under a change in control severance plan maintained by the Company). In addition, for any participant who is eligible for such a severance payment under the TES Plan, the Company will provide continued welfare benefits for nine months (reduced by benefits from any subsequent employer), and all outstanding equity awards granted to the Participant will immediately vest in full and generally remain exercisable (if applicable) for a period of 180 days following termination of employment. In either case, the payment of benefits is conditioned upon a customary release of claims by the Participant.

The following executive officers of the Company participate in the TES Plan: Andrew J. Beall, Mark A. Blinn, Mark D. Dailey, Thomas E. Ferguson, John H. Jacko, Linda P. Jojo, Thomas L. Pajonas and Ronald F. Shuff. Certain other corporate officers of the Company also participate in the TES Plan. Mr. Kling’s participation in the TES Plan ended when he entered into his employment agreement on July 28, 2005 to become President and Chief Executive Officer, and he received a $520,000 payment in settlement of his plan participation rights The Organization and Compensation Committee of the Board, which administers the TES Plan, may name additional participants from time to time.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2005, the members of the Organization and Compensation Committee were Christopher A. Bartlett, Hugh H. Coble and George T. Haymaker, Jr. None of the members of the Organization and Compensation Committee was at any time during 2005 an officer or employee of the Company. No member of the Organization and Compensation Committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board or Organization and Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth common stock ownership of members of the Board and each Named Executive Officer of the Company listed in the Summary Compensation table, on page 119 individually and as a group, as of June 23, 2006.

STOCK OWNERSHIP OF DIRECTORS AND NAMED EXECUTIVE OFFICERS

			Percent of
	Exercisable Stock	Number of Shares	Company
Name	Options(1)	Owned(2)(3)(4)	Common Stock(5)

Christopher A. Bartlett	1,500	15,185	*
Mark A. Blinn	19,167	73,536	*
Hugh K. Coble	6,500	31,750	*
Mark D. Dailey	48,400	86,791	*
Thomas E. Ferguson	46,267	104,594	*
Roger L. Fix	-0-	265	*
C. Scott Greer(6)	-0-	-0-	*
Diane C. Harris	7,100	36,887	*
George T. Haymaker, Jr.	7,300	36,916	*
Michael F. Johnston	11,203	34,739	*
Lewis M. Kling	33,917	194,795	*
Thomas L. Pajonas	24,334	71,681	*
Charles M. Rampacek	6,500	39,780	*
James O. Rollans	12,491	35,984	*
William C. Rusnack	10,879	28,792	*
Kevin E. Sheehan	7,300	41,692	*
All current Directors and executive officers as a group (20 individuals)	401,876	1,173,231	2.06%

*	Less than 1%

(1)	Represents shares that the directors and Named Executive Officers had a nominal right, subject to the exercise suspension discussed below, to acquire within 60 days of the date of determination through the exercise of stock options under certain Company stock option and incentive plans. These stock option shares are not currently exercisable due to the temporary suspension of our stock option exercise program, as a result of which current employees, including executive officers, qualified retirees and our directors are unable to exercise their vested options. The stock option exercise program was temporarily suspended due to the fact that the Company was not able to timely file its annual and quarterly periodic reports with the SEC, which made it impossible to issue registered shares upon option exercises. Each such person disclaims beneficial ownership of such shares subject to such options

(2)	For non-employee directors, the figures above include deferred director compensation to be received in the form of shares at a later date under the Director Deferral Plan and/or a Flowserve Restricted Stock Plan over which they have no voting power as follows: Mr. Bartlett — 9,598; Mr. Coble — 23,950; Mr. Fix — 265; Ms. Harris — 25,699; Mr. Haymaker — 24,316; Mr. Johnston — 22,552; Mr. Rampacek — 24,280; Mr. Rollans — 22,797; Mr. Rusnack — 9,113; and Mr. Sheehan — 27,392.

(3)	For executive officers, the aggregate figures above include shares deferred compensation to be received in the form of shares at a later date under either an Executive Compensation Plan and/or a Flowserve Restricted Stock Plan over which they have no voting power as follows: Mr. Blinn — 0; Mr. Dailey — 10,580; Mr. Ferguson — 4,116; Mr. Kling — 0; and Mr. Pajonas — 0.

(4)	The number of shares owned includes exercisable stock options, subject to the exercise restriction discussed in note (1) above.

(5)	Based on the number of outstanding shares on June 23, 2006 (56,514,546 shares).

(6)	On April 4, 2005, Mr. Greer resigned as the Company’s President and Chief Executive Officer and as a director (including his capacity as Chairman of the Board). His shares are not included in the current ownership table reported above.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company’s directors, executive officers and any person owning more than 10% of the class of the Company’s stock to file reports with the SEC regarding their ownership of Company’s stock and any changes in their beneficial ownership. Based on our records, we believe that the Company’s directors and executive officers timely complied with their filing requirements during 2005.

BENEFICIAL OWNERS OF MORE THAN 5% OF COMPANY STOCK

The following shareholders reported to the SEC that they beneficially own more than 5% of the common stock of the Company. We know of no other shareholder holding 5% or more of the Company’s common stock.

		Percent of
	Number of	Company
Name and Address of Beneficial Owner	Shares Owned	Common Stock(1)

Hotchkis and Wiley Capital Management, LLC(2)	6,872,100	12.16%
725 South Figueroa Street, 39th Floor
Los Angeles, CA 90017-5439
FMR Corporation(3)	6,760,860	11.96%
82 Devonshire Street
Boston, MA 02109
GAMCO Investors, Inc.(4)	4,413,885	7.81%
One Corporate Center
Rye, NY 10580-1435

(1)	Based solely on the number of outstanding shares on June 23, 2006 (56,514,546 shares).

(2)	This amount is based solely on information contained in a Schedule 13G/A filed by Hotchkis and Wiley Capital Management, LLC on February 14, 2006. Hotchkis and Wiley Capital Management, LLC has sole voting power as to 6,167,000 shares and sole dispositive power as to 6,872,100 shares, but disclaims beneficial ownership of such securities. Hotchkis and Wiley Mid-Cap Value Fund has sole voting and dispositive power as to 3,739,300 shares.

(3)	This amount is based solely on information contained in a Schedule 13G/A filed by FMR Corporation on April 10, 2006. FMR Corporation has sole voting power as to 1,194,560 shares and has sole dispositive power as to 6,760,860 shares.

(4)	This amount is based solely on information contained in a Schedule 13D/A filed by GAMCO Investors, Inc. and other reporting persons on May 11, 2006. Gabelli Funds, LLC has sole voting and dispositive power as to 991,000 shares. GAMCO Asset Management Inc. has sole voting power as to 3,235,285 shares and has sole dispositive power as to 3,417,885 shares. MJG Associates, Inc. has sole voting and dispositive power as to 4,000 shares. Gabelli Securities, Inc. has sole voting and dispositive power as to 1,000 shares.

Equity Compensation Plan Information

	Number of Securities		Number of Securities Remaining
	to Be Issued	Weighted-Averaged	Available for Future Issuance
	Upon Exercise of	Exercise Price of	Under Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
	Warrants, and Rights	Warrants and Rights	Reflected in the First Column)
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,684,012	22.26	2,641,396
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	2,684,012	22.26	2,641,396

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm Fee Information

PricewaterhouseCoopers LLP, (“PwC”), began serving as the Company’s independent accounting firm in 2000. In this role, PwC audits the financial statements of the Company. The table below summarizes the fees for professional services incurred by the Company for the audits of its 2005 and 2004 financial statements and other fees billed to the Company by PwC in 2005 and 2004. In general, the Company retains PwC for services that are logically related to or natural extensions of the annual audit.

AUDIT AND NON-AUDIT FEES

The aggregate fees (excluding value added taxes) billed to the Company for the fiscal years ended December 31, 2005 and December 31, 2004 by PwC were as follows:

	2005	2004

AUDIT FEES	$19,300,000	$31,054,000
AUDIT RELATED FEES
Benefit Plan Audits	196,000	220,000
Sarbanes-Oxley Readiness	-0-	-0-
TOTAL AUDIT RELATED FEES	196,000	220,000
TAX FEES
Compliance	193,000	182,000
Consulting/Advisory	18,000	305,00
TOTAL TAX FEES	211,000	487,000
ALL OTHER FEES	15,000	10,000
TOTAL FEES	$19,722,000	$31,771,000

The Audit Committee pre-approved all of the audit and non-audit fees described above for the year ended December 31, 2004 and December 31, 2005 in accordance with its pre-approval policy discussed below. The increase in audit fees for the 2004 and 2005 audit is affected by the length of time required to complete the 2004 audit and the restatement of certain prior years, with the Company filing its Annual Report on Form 10-K for the year ended December 31, 2004 on February 13, 2006 and this Annual Report on Form 10-K for the year ended December 31, 2005 on June 30, 2006.

Audit Committee Pre-Approval Policy

The Audit Committee pre-approves all services, whether audit or non-audit, provided by PwC and all related fees, which are itemized for the annual audit and non-audit services. The Audit Committee focuses on any matters that may affect the scope of the audit or PwC’s independence and to that end receives certain representations from PwC regarding their independence and permissibility under the applicable laws and regulations of non-audit services provided by PwC to the Company. The Audit Committee also pre-approves the internal audit plan for the Company and the scope and timing of the external audit plan for the Company.

The Audit Committee may delegate its pre-approval authority to the Chairman of the Audit Committee to the extent allowed by law. In the case of any delegation, the Chairman must disclose all pre-approval determinations to the full Audit Committee as soon as possible after such determinations have been made.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as a part of this Annual Report:

1. Consolidated Financial Statements

The following consolidated financial statements and notes thereto are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Flowserve Corporation Consolidated Financial Statements:

Consolidated Balance Sheets at December 31, 2004 and 2005

For each of the three years in the period ended December 31, 2005:

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Income (Loss)

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

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

3. Exhibits

The following exhibits are either filed herewith or incorporated by reference to the designated document previously filed with the SEC:

Exhibit
No.	Description

2.1	Purchase Agreement by and among Flowserve Corporation, Flowserve RED Corporation, IDP Acquisition, LLC and Ingersoll-Rand Company, dated as of February 9, 2000, filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

Exhibit
No.	Description

2.2	Amendment No. 1, dated as of July 14, 2000, to the Purchase Agreement dated as of February 9, 2000, by and among Flowserve Corporation, Flowserve RED Corporation, IDP Acquisition, LLC and Ingersoll-Rand Company, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated as of July 19, 2000.
2.3	Agreement and Plan of Merger among Flowserve Corporation, Forest Acquisition Sub., Inc. and Innovative Valve Technologies, Inc., dated as of November 18, 1999, filed as Exhibit 99(c)(1) to the Schedule 14 D-1 Tender Offer Statement and Statement on Schedule 13-D, dated as of November 22, 1999.
3.1	1988 Restated Certificate of Incorporation of The Duriron Company, Inc., filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988.
3.2	1989 Amendment to Certificate of Incorporation, filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1989.
3.3	1996 Certificate of Amendment of Certificate of Incorporation, filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.
3.4	April 1997 Certificate of Amendment of Certificate of Incorporation, filed as part of Annex VI to the Joint Proxy Statement/ Prospectus, which is part of the Registration Statement on Form S-4, dated June 19, 1997.
3.5	July 1997 Certificate of Amendment of Certificate of Incorporation, filed as Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q, for the Quarter ended June 30, 1997.
3.6	Amended and Restated By-Laws of the Company, as filed as Exhibit 3.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.1	Lease agreement and indenture, dated as of January 1, 1995 and bond purchase agreement, dated January 27, 1995, in connection with an 8% Taxable Industrial Development Revenue Bond, City of Albuquerque, New Mexico. (Relates to a class of indebtedness that does not exceed 10% of the total assets of the Company. The Company will furnish a copy of the documents to the Commission upon request.)
4.2	Rights Agreement, dated as of August 1, 1986 between the Company and Bank One, N.A., as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate, filed as Exhibit 1 to the Company’s Registration Statement on Form 8-A on August 13, 1986.
4.3	Amendment, dated August 1, 1996, to Rights Agreement, filed as Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
4.4	Amendment No. 2, dated as of June 1, 1998, to the Rights Agreement dated as of August 13, 1986, and amended as of August 1, 1996, filed as Exhibit 10.3 to the Company’s Form 8-A/A, dated June 11, 1998.
10.1	Rate Swap Agreement in the amount of $25,000,000 between the Company and National City Bank, dated November 14, 1996, filed as Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.
10.2	Rate Swap Agreement in the amount of $25,000,000 between the Company and Key Bank National Association, dated October 28, 1996, filed as Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.
10.3	Credit Agreement, dated as of August 12, 2005, among the Company, the lenders referred therein, and Bank of America, N.A., as swingline lender, administrative agent and collateral agent, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of August 17, 2005.

Exhibit
No.	Description

10.4	Amendment and Waiver, dated December 20, 2005 and effective December 23, 2005, to that certain Credit Agreement, dated as of August 12, 2005, among the Company, the financial institutions from time to time party thereto, and Bank of America, N.A., as Swingline Lender, Administrative Agent and Collateral Agent, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of December 30, 2005.
10.5	Second Amendment dated as of May 8, 2006 and effective as of May 16, 2006 to that certain Credit Agreement dated as of August 12, 2005, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of May 19, 2006.
10.6	Asset Purchase Agreement by and between Flowserve US Inc. and Curtiss-Wright Electro-Mechanical Corporation, dated November 1, 2004, filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.7	Finance Contract, dated April 19, 2004 entered into by and among the Company, Flowserve B.V. and European Investment Bank, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, dated as of March 18, 2005.
10.8	Letter Amendment to Finance Contract, dated July 2, 2004, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, dated as of March 18, 2005.
10.9	Asset Purchase Agreement, dated December 31, 2005 between the Company, Furmanite Worldwide Inc., a unit of Xanser Corp. and certain subsidiaries of Furmanite, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of January 6, 2006.
10.10	Flowserve Corporation Annual Cash Incentive Compensation Plan for Senior Executives, as amended and restated in connection with the bifurcation of the Flowserve Corporation Incentive Compensation Plan for Senior Executives, effective October 1, 2000, filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.11	Flowserve Corporation Annual Stock Incentive Compensation Plan for Senior Executives, as amended and restated in connection with the bifurcation of the Flowserve Corporation Incentive Compensation Plan for Senior Executives, effective October 1, 2000, filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.12	Flowserve Corporation Director Cash Deferral Plan, as amended and restated in connection with the bifurcation of the Flowserve Corporation Director Deferral Plan, effective October 1, 2000, filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.13	Amendment to the Flowserve Corporation Amended and Restated Director Cash Deferral Plan, dated December 14, 2005, filed as Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.14	Flowserve Corporation Director Stock Deferral Plan, as amended and restated in connection with the bifurcation of the Flowserve Corporation Director Deferral Plan, effective October 1, 2000, filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.15	First Master Benefit Trust Agreement, dated October 1, 1987, filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987.*
10.16	Amendment No. 1 to the First Master Benefit Trust Agreement, dated October 1, 1987, filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.*

Exhibit
No.	Description

10.17	Amendment No. 2 to First Master Benefit Trust Agreement, dated October 1, 1987, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.*
10.18	Amendment to Master Benefit Trust Agreement, filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.19	Amendment to The Duriron Company, Inc. First Master Benefit Trust Agreement, dated December 14, 2005, filed as Exhibit 10.66 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.20	Second Master Benefit Trust Agreement, dated October 1, 1987, filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987.*
10.21	First Amendment to Second Master Benefit Trust Agreement, dated December 22, 1994, filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.*
10.22	Flowserve Corporation Long-Term Cash Incentive Plan, as amended and restated in connection with the bifurcation of the Flowserve Corporation Long-Term Incentive Plan, effective October 1, 2000, filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.23	Flowserve Corporation Long-Term Stock Incentive Plan, as amended and restated in connection with the bifurcation of the Flowserve Corporation Long-Term Incentive Plan, effective October 1, 2000, filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.24	Amendment to the Duriron Company, Inc., Long-Term Incentive Plan, as restated November 1, 1993, (the previous name of the plan prior to its amendment, restatement and bifurcation as the Flowserve Corporation Long-Term Cash Incentive Plan and the Flowserve Corporation Long-Term Stock Incentive Plan), dated December 14, 2005, filed as Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.25	Flowserve Corporation Amended and Restated 1989 Stock Option Plan, as amended and restated on December 29, 2005 (filed herewith).*
10.26	Flowserve Corporation 1989 Restricted Stock Dividend Plan, effective October 1, 2000, filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.27	Duriron Company, Inc. Retirement Compensation Plan for Directors, filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988.*
10.28	Amendment No. 1 to the Duriron Company, Inc. Retirement Compensation Plan for Directors, effective January 1, 1989, filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.*
10.29	Amendment to the Duriron Company, Inc. Retirement Compensation Plan for Directors, dated December 14, 2005, filed as Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.30	The Duriron Company, Inc. Benefit Equalization Pension Plan, filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1989.*
10.31	First Amendment to the Benefit Equalization Plan, dated December 15, 1992, filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992.*

Exhibit
No.	Description

10.32	Flowserve Corporation Deferred Compensation Plan, filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.33	Amendment No. 1 to the Flowserve Corporation Deferred Compensation Plan, as amended and restated, effective June 1, 2000, filed as Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*
10.34	Amendment to the Flowserve Corporation Deferred Compensation Plan, dated December 14, 2005, filed as Exhibit 10.70 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.35	The Duriron Company, Inc. 1997 Stock Option Plan, attached as Exhibit A to the Company’s Proxy Statement, filed on March 17, 1997.*
10.36	First Amendment to the Flowserve Corporation 1997 Stock Option Plan, filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998*
10.37	Amendment No. 2 to the Flowserve Corporation 1997 Stock Option Plan, filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.*
10.38	Amendment No. 3 to the Flowserve Corporation 1997 Stock Option Plan, filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.39	Flowserve Corporation 1998 Restricted Stock Plan, attached as Appendix A to the Company’s 1999 Proxy Statement, filed on April 9, 1998.*
10.40	Amendment No. 1 to the Flowserve Corporation 1998 Restricted Stock Plan, filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.*
10.41	Amendment No. 2 to the Flowserve Corporation 1998 Restricted Stock Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.*
10.42	Amendment No. 3 to the Flowserve Corporation 1998 Restricted Stock Plan, filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.43	Amendment No. 4 to the Flowserve Corporation 1998 Restricted Stock Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.*
10.44	Flowserve Corporation 1998 Restricted Stock Dividend Plan, effective October 1, 2000, included as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.45	Flowserve Corporation 1999 Stock Option Plan, attached as Exhibit A to the Company’s 1999 Proxy Statement, filed on March 15, 1999.*
10.46	Amendment No. 1 to the Flowserve Corporation 1999 Stock Option Plan, filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.*
10.47	Amendment No. 2 to the Flowserve Corporation 1999 Stock Option Plan, filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.48	Flowserve Corporation Executive Officer Change In Control Severance Plan, effective January 1, 2002, filed as Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*
10.49	Flowserve Corporation Officer Change In Control Severance Plan, effective January 1, 2002, filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*

Exhibit
No.	Description

10.50	Flowserve Corporation Key Management Change In Control Severance Plan, effective January 1, 2002, filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*
10.51	Flowserve Corporation Executive Officer Life Insurance Plan, effective January 1, 2004 (file herewith).*
10.52	Flowserve Corporation Senior Management Retirement Plan, effective July 1, 1999, filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*
10.53	Flowserve Corporation Supplemental Executive Retirement Plan, effective July 1, 1999, filed as Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*
10.54	Flowserve Corporation Performance Unit Plan, effective January 1, 2001, filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*
10.55	Employment Agreement, effective July 1, 1999, between the Company and C. Scott Greer, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.*
10.56	Flowserve Corporation Transitional Executive Security Plan, effective March 14, 2005, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of March 17, 2005.*
10.57	Separation and Release Agreement between the Company and C. Scott Greer, dated April 4, 2005, filed as Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.58	Employment Agreement between the Company and Kevin E. Sheehan, dated April 1, 2005, filed as Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.59	Employment Agreement between the Company and Lewis M. Kling, dated July 28, 2005, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of August 3, 2005.*
10.60	Flowserve Corporation 2004 Stock Compensation Plan, effective April 21, 2004, filed as Appendix A to the Company’s Proxy Statement, dated May 10, 2004.*
10.61	Form of Restricted Stock Agreement pursuant to the Company’s 2004 Stock Compensation Plan, filed as Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.62	Form of Incentive Stock Option Agreement pursuant to the Company’s 2004 Stock Compensation Plan, filed as Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.63	Form of Non-Qualified Stock Option Agreement pursuant to the Company’s 2004 Stock Compensation Plan, filed as Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.64	Form of Restricted Stock Agreement for certain officers pursuant to the Company’s 2004 Stock Compensation Plan, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated as of March 9, 2006.*
10.65	Form of Incentive Stock Option Agreement for certain officers pursuant to the Company’s 2004 Stock Compensation Plan filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated March 9, 2006.*

Exhibit
No.	Description

10.66	Form of Restricted Stock Agreement for certain officers pursuant to the Company’s 2004 Stock Compensation Plan, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated as of March 9, 2006.*
10.67	Form of Nonqualified Stock Option Agreement for certain officers pursuant to the Company’s 2004 Stock Compensation Plan, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated as of March 9, 2006.*
10.68	The Duriron Company, Inc. Incentive Compensation Plan for Key Employees as Amended and Restated, effective January 1, 1992 (filed herewith).*
10.69	Amendment to The Duriron Company, Inc. Incentive Compensation Plan for Key Employees as Amended and Restated, effective January 1, 1992, dated December 14, 2005, filed as Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.70	Flowserve Corporation Annual Incentive Plan (filed herewith).*
10.71	Duriron Equity Incentive Plan, as amended and restated effective July 21, 1995, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.*
10.72	Duriron Company, Inc. Deferred Compensation Plan for Executives (filed herewith).*
10.73	Duriron Company, Inc. Deferred Compensation Plan for Directors, effective December 31, 1987 (filed herewith).*
10.74	Flowserve Corporation Amended and Restated Non-Employee Directors’ Stock Option Plan, as amended and restated on December 29, 2005 (filed herewith).*
10.75	Flowserve Corporation Amended and Restated 1992 Long-Term Incentive Plan, as amended and restated on December 29, 2005 (filed herewith).*
10.76	Form of Restrictive Covenants Agreement entered into on March 6, 2006 between the Company and each of Linda P. Jojo, Thomas L. Pajonas and Paul W. Fehlman, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of March 9, 2006.*
10.77	Form of Restrictive Covenants Agreement entered into on March 6, 2006 between the Company and each of Lewis M. Kling, Mark A. Blinn, Ronald F. Shuff, Joseph R. Pinkston, III, John H. Jacko, Jr., Mark D. Dailey, Thomas E. Ferguson, Andrew J. Beall, Jerry L. Rockstroh, Richard J. Guiltinan, Jr., and Deborah K. Bethune, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated as of March 9, 2006.*
14.1	Flowserve Financial Management Code of Ethics adopted by the Company’s principal executive officer and CEO, principal financial officer and CFO, principal accounting officer and controller, and other senior financial managers filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
21.1	Subsidiaries of the Company (filed herewith).
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of June 2006.

FLOWSERVE CORPORATION (Registrant)

By:	/s/ Lewis M. Kling
Lewis M. Kling
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Kevin E. Sheehan Kevin E. Sheehan	Chairman of the Board and Member of Finance Committee	June 30, 2006

/s/ Lewis M. Kling Lewis M. Kling	President, Chief Executive Officer and Director (Principal Executive Officer)	June 30, 2006

/s/ Mark A. Blinn Mark A. Blinn	Vice President and Chief Financial Officer (Principal Financial Officer)	June 30, 2006

/s/ Richard J. Guiltinan, Jr. Richard J. Guiltinan, Jr.	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	June 30, 2006

/s/ Michael F. Johnston Michael F. Johnston	Director, Chairman of Finance Committee, Member of Corporate Governance and Nominating Committee	June 30, 2006

/s/ Charles M. Rampacek Charles M. Rampacek	Director, Chairman of Corporate Governance and Nominating Committee, Member of Audit Committee	June 30, 2006

/s/ James O. Rollans James O. Rollans	Director, Chairman of Audit Committee, Member of Corporate Governance and Nominating Committee	June 30, 2006

/s/ William C. Rusnack William C. Rusnack	Director and Member of Audit Committee	June 30, 2006

FLOWSERVE CORPORATION
Schedule II — Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
			Additions
			Charged to
		Additions	Other Accounts —
	Balance at	Charged to	Acquisitions
	Beginning	Cost and	and Related	Deductions	Balance at
Description	of Year	Expenses	Adjustments	from Reserve	End of Year
	(Amounts in thousands)

Year ended December 31, 2005:
Allowance for doubtful accounts(a):	$7,281	$3,594	$3,431	$(35)	$14,271
Inventory reserves(b):	$55,402	$9,108	$3,167	$(10,571)	$57,106
Deferred tax asset valuation allowance(c):	$34,208	$3,999	$3,304	$(11,110)	$30,401
Year ended December 31, 2004:
Allowance for doubtful accounts(a):	$16,699	$2,385	$3,200	$(15,003)	$7,281
Inventory reserves(b):	$39,996	$25,030	$—	$(9,624)	$55,402
Deferred tax asset valuation allowance(c):	$30,330	$8,754	$1,236	$(6,112)	$34,208
Year ended December 31, 2003:
Allowance for doubtful accounts(a):	$16,274	$4,527	$—	$(4,102)	$16,699
Inventory reserves(b):	$37,074	$22,373	$463	$(19,914)	$39,996
Deferred tax asset valuation allowance(c):	$23,606	$10,120	$3,021	$(6,417)	$30,330

(a)	Deductions from reserve represent accounts written off, net of recoveries, and reductions due to improved aging of receivables.

(b)	Deductions from reserve represent inventory disposed of or written off.

(c)	Deductions from reserve result from the expiration or utilization of foreign tax credits previously reserved.

F-1

INDEX TO EXHIBITS

Exhibit
No.		Description

2.	1	Purchase Agreement by and among Flowserve Corporation, Flowserve RED Corporation, IDP Acquisition, LLC and Ingersoll-Rand Company, dated as of February 9, 2000, filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

2.	2	Amendment No. 1, dated as of July 14, 2000, to the Purchase Agreement dated as of February 9, 2000, by and among Flowserve Corporation, Flowserve RED Corporation, IDP Acquisition, LLC and Ingersoll-Rand Company, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated as of July 19, 2000.

2.	3	Agreement and Plan of Merger among Flowserve Corporation, Forest Acquisition Sub., Inc. and Innovative Valve Technologies, Inc., dated as of November 18, 1999, filed as Exhibit 99(c)(1) to the Schedule 14 D-1 Tender Offer Statement and Statement on Schedule 13-D, dated as of November 22, 1999.

3.	1	1988 Restated Certificate of Incorporation of The Duriron Company, Inc., filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988.

3.	2	1989 Amendment to Certificate of Incorporation, filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1989.

3.	3	1996 Certificate of Amendment of Certificate of Incorporation, filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

3.	4	April 1997 Certificate of Amendment of Certificate of Incorporation, filed as part of Annex VI to the Joint Proxy Statement/ Prospectus, which is part of the Registration Statement on Form S-4, dated June 19, 1997.

3.	5	July 1997 Certificate of Amendment of Certificate of Incorporation, filed as Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q, for the Quarter ended June 30, 1997.

3.	6	Amended and Restated By-Laws of the Company, as filed as Exhibit 3.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.	1	Lease agreement and indenture, dated as of January 1, 1995 and bond purchase agreement, dated January 27, 1995, in connection with an 8% Taxable Industrial Development Revenue Bond, City of Albuquerque, New Mexico. (Relates to a class of indebtedness that does not exceed 10% of the total assets of the Company. The Company will furnish a copy of the documents to the Commission upon request.)

4.	2	Rights Agreement, dated as of August 1, 1986 between the Company and Bank One, N.A., as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate, filed as Exhibit 1 to the Company’s Registration Statement on Form 8-A on August 13, 1986.

4.	3	Amendment, dated August 1, 1996, to Rights Agreement, filed as Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

4.	4	Amendment No. 2, dated as of June 1, 1998, to the Rights Agreement dated as of August 13, 1986, and amended as of August 1, 1996, filed as Exhibit 10.3 to the Company’s Form 8-A/A, dated June 11, 1998.

10.	1	Rate Swap Agreement in the amount of $25,000,000 between the Company and National City Bank, dated November 14, 1996, filed as Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

10.	2	Rate Swap Agreement in the amount of $25,000,000 between the Company and Key Bank National Association, dated October 28, 1996, filed as Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

Exhibit
No.		Description

10.	3	Credit Agreement, dated as of August 12, 2005, among the Company, the lenders referred therein, and Bank of America, N.A., as swingline lender, administrative agent and collateral agent, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of August 17, 2005.

10.	4	Amendment and Waiver, dated December 20, 2005 and effective December 23, 2005, to that certain Credit Agreement, dated as of August 12, 2005, among the Company, the financial institutions from time to time party thereto, and Bank of America, N.A., as Swingline Lender, Administrative Agent and Collateral Agent, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of December 30, 2005.

10.	5	Second Amendment dated as of May 8, 2006 and effective as of May 16, 2006 to that certain Credit Agreement dated as of August 12, 2005, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of May 19, 2006.

10.	6	Asset Purchase Agreement by and between Flowserve US Inc. and Curtiss-Wright Electro-Mechanical Corporation, dated November 1, 2004, filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.	7	Finance Contract, dated April 19, 2004 entered into by and among the Company, Flowserve B.V. and European Investment Bank, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, dated as of March 18, 2005.

10.	8	Letter Amendment to Finance Contract, dated July 2, 2004, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, dated as of March 18, 2005.

10.	9	Asset Purchase Agreement, dated December 31, 2005 between the Company, Furmanite Worldwide Inc., a unit of Xanser Corp. and certain subsidiaries of Furmanite, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of January 6, 2006.

10.	10	Flowserve Corporation Annual Cash Incentive Compensation Plan for Senior Executives, as amended and restated in connection with the bifurcation of the Flowserve Corporation Incentive Compensation Plan for Senior Executives, effective October 1, 2000, filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*

10.	11	Flowserve Corporation Annual Stock Incentive Compensation Plan for Senior Executives, as amended and restated in connection with the bifurcation of the Flowserve Corporation Incentive Compensation Plan for Senior Executives, effective October 1, 2000, filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*

10.	12	Flowserve Corporation Director Cash Deferral Plan, as amended and restated in connection with the bifurcation of the Flowserve Corporation Director Deferral Plan, effective October 1, 2000, filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*

10.	13	Amendment to the Flowserve Corporation Amended and Restated Director Cash Deferral Plan, dated December 14, 2005, filed as Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.	14	Flowserve Corporation Director Stock Deferral Plan, as amended and restated in connection with the bifurcation of the Flowserve Corporation Director Deferral Plan, effective October 1, 2000, filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*

10.	15	First Master Benefit Trust Agreement, dated October 1, 1987, filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987.*

10.	16	Amendment No. 1 to the First Master Benefit Trust Agreement, dated October 1, 1987, filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.*

10.	17	Amendment No. 2 to First Master Benefit Trust Agreement, dated October 1, 1987, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.*

Exhibit
No.		Description

10.	18	Amendment to Master Benefit Trust Agreement, filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*

10.	19	Amendment to The Duriron Company, Inc. First Master Benefit Trust Agreement, dated December 14, 2005, filed as Exhibit 10.66 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.	20	Second Master Benefit Trust Agreement, dated October 1, 1987, filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987.*

10.	21	First Amendment to Second Master Benefit Trust Agreement, dated December 22, 1994, filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.*

10.	22	Flowserve Corporation Long-Term Cash Incentive Plan, as amended and restated in connection with the bifurcation of the Flowserve Corporation Long-Term Incentive Plan, effective October 1, 2000, filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*

10.	23	Flowserve Corporation Long-Term Stock Incentive Plan, as amended and restated in connection with the bifurcation of the Flowserve Corporation Long-Term Incentive Plan, effective October 1, 2000, filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*

10.	24	Amendment to the Duriron Company, Inc., Long-Term Incentive Plan, as restated November 1, 1993, (the previous name of the plan prior to its amendment, restatement and bifurcation as the Flowserve Corporation Long-Term Cash Incentive Plan and the Flowserve Corporation Long-Term Stock Incentive Plan), dated December 14, 2005, filed as Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.	25	Flowserve Corporation Amended and Restated 1989 Stock Option Plan, as amended and restated on December 29, 2005 (filed herewith).*

10.	26	Flowserve Corporation 1989 Restricted Stock Dividend Plan, effective October 1, 2000, filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*

10.	27	Duriron Company, Inc. Retirement Compensation Plan for Directors, filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988.*

10.	28	Amendment No. 1 to the Duriron Company, Inc. Retirement Compensation Plan for Directors, effective January 1, 1989, filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.*

10.	29	Amendment to the Duriron Company, Inc. Retirement Compensation Plan for Directors, dated December 14, 2005, filed as Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.	30	The Duriron Company, Inc. Benefit Equalization Pension Plan, filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1989.*

10.	31	First Amendment to the Benefit Equalization Plan, dated December 15, 1992, filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992.*

10.	32	Flowserve Corporation Deferred Compensation Plan, filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*

10.	33	Amendment No. 1 to the Flowserve Corporation Deferred Compensation Plan, as amended and restated, effective June 1, 2000, filed as Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*

10.	34	Amendment to the Flowserve Corporation Deferred Compensation Plan, dated December 14, 2005, filed as Exhibit 10.70 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

Exhibit
No.		Description

10.	35	The Duriron Company, Inc. 1997 Stock Option Plan, attached as Exhibit A to the Company’s Proxy Statement, filed on March 17, 1997.*

10.	36	First Amendment to the Flowserve Corporation 1997 Stock Option Plan, filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998*

10.	37	Amendment No. 2 to the Flowserve Corporation 1997 Stock Option Plan, filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.*

10.	38	Amendment No. 3 to the Flowserve Corporation 1997 Stock Option Plan, filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*

10.	39	Flowserve Corporation 1998 Restricted Stock Plan, attached as Appendix A to the Company’s 1999 Proxy Statement, filed on April 9, 1998.*

10.	40	Amendment No. 1 to the Flowserve Corporation 1998 Restricted Stock Plan, filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.*

10.	41	Amendment No. 2 to the Flowserve Corporation 1998 Restricted Stock Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.*

10.	42	Amendment No. 3 to the Flowserve Corporation 1998 Restricted Stock Plan, filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*

10.	43	Amendment No. 4 to the Flowserve Corporation 1998 Restricted Stock Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.*

10.	44	Flowserve Corporation 1998 Restricted Stock Dividend Plan, effective October 1, 2000, included as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*

10.	45	Flowserve Corporation 1999 Stock Option Plan, attached as Exhibit A to the Company’s 1999 Proxy Statement, filed on March 15, 1999.*

10.	46	Amendment No. 1 to the Flowserve Corporation 1999 Stock Option Plan, filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.*

10.	47	Amendment No. 2 to the Flowserve Corporation 1999 Stock Option Plan, filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*

10.	48	Flowserve Corporation Executive Officer Change In Control Severance Plan, effective January 1, 2002, filed as Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*

10.	49	Flowserve Corporation Officer Change In Control Severance Plan, effective January 1, 2002, filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*

10.	50	Flowserve Corporation Key Management Change In Control Severance Plan, effective January 1, 2002, filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*

10.	51	Flowserve Corporation Executive Officer Life Insurance Plan, effective January 1, 2004 (file herewith).*

10.	52	Flowserve Corporation Senior Management Retirement Plan, effective July 1, 1999, filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*

10.	53	Flowserve Corporation Supplemental Executive Retirement Plan, effective July 1, 1999, filed as Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*

10.	54	Flowserve Corporation Performance Unit Plan, effective January 1, 2001, filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*

10.	55	Employment Agreement, effective July 1, 1999, between the Company and C. Scott Greer, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 1999.*

Exhibit
No.		Description

10.	56	Flowserve Corporation Transitional Executive Security Plan, effective March 14, 2005, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of March 17, 2005.*

10.	57	Separation and Release Agreement between the Company and C. Scott Greer, dated April 4, 2005, filed as Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.	58	Employment Agreement between the Company and Kevin E. Sheehan, dated April 1, 2005, filed as Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.	59	Employment Agreement between the Company and Lewis M. Kling, dated July 28, 2005, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of August 3, 2005.*

10.	60	Flowserve Corporation 2004 Stock Compensation Plan, effective April 21, 2004, filed as Appendix A to the Company’s Proxy Statement, dated May 10, 2004.*

10.	61	Form of Restricted Stock Agreement pursuant to the Company’s 2004 Stock Compensation Plan, filed as Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.	62	Form of Incentive Stock Option Agreement pursuant to the Company’s 2004 Stock Compensation Plan, filed as Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.	63	Form of Non-Qualified Stock Option Agreement pursuant to the Company’s 2004 Stock Compensation Plan, filed as Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.	64	Form of Restricted Stock Agreement for certain officers pursuant to the Company’s 2004 Stock Compensation Plan, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated as of March 9, 2006.*

10.	65	Form of Incentive Stock Option Agreement for certain officers pursuant to the Company’s 2004 Stock Compensation Plan filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated March 9, 2006.*

10.	66	Form of Restricted Stock Agreement for certain officers pursuant to the Company’s 2004 Stock Compensation Plan, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated as of March 9, 2006.*

10.	67	Form of Nonqualified Stock Option Agreement for certain officers pursuant to the Company’s 2004 Stock Compensation Plan, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated as of March 9, 2006.*

10.	68	The Duriron Company, Inc. Incentive Compensation Plan for Key Employees as Amended and Restated, effective January 1, 1992 (filed herewith).*

10.	69	Amendment to The Duriron Company, Inc. Incentive Compensation Plan for Key Employees as Amended and Restated, effective January 1, 1992, dated December 14, 2005, filed as Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

10.	70	Flowserve Corporation Annual Incentive Plan (filed herewith).*

10.	71	Duriron Equity Incentive Plan, as amended and restated effective July 21, 1995, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.*

10.	72	Duriron Company, Inc. Deferred Compensation Plan for Executives (filed herewith).*

10.	73	Duriron Company, Inc. Deferred Compensation Plan for Directors, effective December 31, 1987 (filed herewith).*

10.	74	Flowserve Corporation Amended and Restated Non-Employee Directors’ Stock Option Plan, as amended and restated on December 29, 2005 (filed herewith).*

Exhibit
No.		Description

10.	75	Flowserve Corporation Amended and Restated 1992 Long-Term Incentive Plan, as amended and restated on December 29, 2005 (filed herewith).*

10.	76	Form of Restrictive Covenants Agreement entered into on March 6, 2006 between the Company and each of Linda P. Jojo, Thomas L. Pajonas and Paul W. Fehlman, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of March 9, 2006.*

10.	77	Form of Restrictive Covenants Agreement entered into on March 6, 2006 between the Company and each of Lewis M. Kling, Mark A. Blinn, Ronald F. Shuff, Joseph R. Pinkston, III, John H. Jacko, Jr., Mark D. Dailey, Thomas E. Ferguson, Andrew J. Beall, Jerry L. Rockstroh, Richard J. Guiltinan, Jr., and Deborah K. Bethune, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated as of March 9, 2006.*

14.	1	Flowserve Financial Management Code of Ethics adopted by the Company’s principal executive officer and CEO, principal financial officer and CFO, principal accounting officer and controller, and other senior financial managers filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

21.	1	Subsidiaries of the Company (filed herewith).

23.	1	Consent of PricewaterhouseCoopers LLP (filed herewith).

31.	1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.	2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.