Form 10-Q
period 2005-03-31
FLOWSERVE CORP
filed 2006-07-27
CIK 30625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of July 24, 2006, there were 56,503,473 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q

EXPLANATORY NOTE
     As a result of the significant delay in completing our Annual Report on Form 10-K for the year ended December 31, 2005 and the obligations regarding internal control certification under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we were unable to timely file with the Securities and Exchange Commission (“SEC”), this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 (“Quarterly Report”) and certain other periodic reports. We continue to work toward becoming current in our quarterly filings with the SEC as soon as practicable after the filing of this Quarterly Report.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2005	2004

Sales	$616,118	$577,059
Cost of sales	424,975	404,065

Gross profit	191,143	172,994
Selling, general and administrative expense	165,316	133,489

Operating income	25,827	39,505
Interest expense	(20,035)	(19,959)
Interest income	844	260
Other expense, net	(2,713)	(3,804)

Earnings before income taxes	3,923	16,002
Provision for income taxes	1,024	8,579

Income from continuing operations	2,899	7,423
Discontinued operations, net of tax	(6,913)	(279)

Net (loss) earnings	$(4,014)	$7,144

Earnings (loss) per share:
Basic:
Continuing operations	$0.05	$0.13
Discontinued operations	(0.12)	—

Net (loss) earnings	$(0.07)	$0.13

Diluted:
Continuing operations	$0.05	$0.13
Discontinued operations	(0.12)	—

Net (loss) earnings	$(0.07)	$0.13

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended March 31,
(Amounts in thousands)	2005	2004

Net (loss) earnings	$(4,014)	$7,144

Other comprehensive (expense) income:
Foreign currency translation adjustments, net of tax	(8,708)	(6,688)
Cash flow hedging activity, net of tax	960	(2,784)

Other comprehensive loss	(7,748)	(9,472)

Comprehensive loss	$(11,762)	$(2,328)

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Amounts in thousands, except per share data)	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$27,721	$63,759
Accounts receivable, net of allowance for doubtful accounts of $8,333 and $7,281, respectively	432,921	462,120
Inventories, net	409,564	388,402
Deferred taxes	85,436	81,225
Prepaid expenses and other	64,999	54,162

Total current assets	1,020,641	1,049,668
Property, plant and equipment, net of accumulated depreciation of $451,512 and $444,976, respectively	418,959	432,809
Goodwill	855,519	865,351
Deferred taxes	28,972	10,430
Other intangible assets, net	154,060	157,893
Other assets, net	118,963	117,884

Total assets	$2,597,114	$2,634,035

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$289,890	$316,545
Accrued liabilities	315,182	347,766
Debt due within one year	86,586	44,098
Deferred taxes	6,955	—

Total current liabilities	698,613	708,409
Long-term debt due after one year	630,934	657,746
Retirement obligations and other liabilities	407,345	397,655
Shareholders’ equity:
Serial preferred stock, $1.00 par value, 1,000 shares authorized, no shares issued	—	—
Common shares, $1.25 par value	72,018	72,018
Shares authorized – 120,000
Shares issued – 57,614
Capital in excess of par value	468,235	472,180
Retained earnings	430,314	434,328

	970,567	978,526
Treasury shares, at cost – 1,869 and 2,146 shares, respectively	(42,430)	(48,171)
Deferred compensation obligation	6,747	6,784
Accumulated other comprehensive loss	(74,662)	(66,914)

Total shareholders’ equity	860,222	870,225

Total liabilities and shareholders’ equity	$2,597,114	$2,634,035

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Amounts in thousands)	2005	2004

Cash flows – Operating activities:
Net (loss) earnings	$(4,014)	$7,144
Adjustments to reconcile net (loss) earnings to net cash (used) provided by operating activities:
Depreciation	16,488	15,349
Amortization of intangible and other assets	2,674	2,763
Amortization of deferred loan costs and discount	1,125	1,243
Net loss (gain) on the disposition of assets	72	(1,293)
Impairment of assets	5,905	—
Equity compensation expense	1,248	—
Equity income, net of dividends received	(1,665)	4,477
Change in assets and liabilities, net of acquisitions:
Accounts receivable, net	17,535	781
Inventories, net	(29,941)	(1,408)
Prepaid expenses and other	(9,401)	(292)
Other assets, net	671	(5,144)
Accounts payable	(16,015)	86
Accrued liabilities and income taxes payable	(25,200)	5,952
Retirement obligations and other liabilities	(152)	(6,586)
Net deferred taxes	(6,070)	(15,139)

Net cash flows (used) provided by operating activities	(46,740)	7,933

Cash flows – Investing activities:
Capital expenditures	(8,965)	(6,918)
Cash received for disposal of assets	—	3,626
Cash paid for acquisition	—	(9,429)

Net cash flows used by investing activities	(8,965)	(12,721)

Cash flows – Financing activities:
Net borrowings (repayments) under other financing arrangements	20,368	(702)
Payments on long-term debt	—	(8,022)
Proceeds from stock option activity	514	—

Net cash flows provided (used) by financing activities	20,882	(8,724)
Effect of exchange rate changes on cash	(1,215)	(336)

Net change in cash and cash equivalents	(36,038)	(13,848)
Cash and cash equivalents at beginning of year	63,759	53,522

Cash and cash equivalents at end of period	$27,721	$39,674

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Accounting Policies
Basis of Presentation
     The accompanying condensed consolidated balance sheet as of March 31, 2005, and the related condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2005 and 2004, and the condensed consolidated statements of cash flows for the three months ended March 31, 2005 and 2004, are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements have been made.
     The accompanying condensed consolidated financial statements and notes in this Quarterly Report are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes to the financial statements. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2005 presented in our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Annual Report”), which was filed with the SEC on June 30, 2006.
     Certain reclassifications have been made to prior period amounts to conform with the current period presentation.
Stock-Based Compensation
     We have several stock-based employee compensation plans, which we account for under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. It is our policy to set the exercise price of stock options at the closing price of our common stock in the New York Stock Exchange on the date such grants are authorized by our Board of Directors. For 2005 and prior years, no stock-based employee compensation cost is reflected in net earnings for stock option grants, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant. Should we elect to modify any of our existing stock option awards, APB No. 25, as interpreted by Financial Accounting Standards Board (“FASB”) Financial Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” requires us to recognize the intrinsic value of the underlying options at the date the modification becomes effective. Modifications could include accelerated vesting, a reduction in exercise prices or extension of the exercise period.
     Awards of restricted stock are valued at the market price of our common stock on the grant date and recorded as unearned compensation within shareholders’ equity. The unearned compensation is amortized to compensation expense over the vesting period of the restricted stock. We had unearned compensation of $9.6 million and $5.2 million at March 31, 2005 and December 31, 2004, respectively. These amounts will be recognized into net earnings in prospective periods.
     The following table illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to all stock-based employee compensation, calculated using the Black-Scholes option-pricing model.

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2005	2004

Net (loss) earnings, as reported	$(4,014)	$7,144
Restricted stock compensation expense included in net earnings, net of related tax effects	740	(39)
Less: Stock-based employee compensation expense determined under fair value method for all awards,net of related tax effects	(1,198)	(419)

Pro forma net (loss) earnings	$(4,472)	$6,686

Net (loss) earnings per share – basic:
As reported	$(0.07)	$0.13
Pro forma	(0.08)	0.12
Net (loss) earnings per share – diluted:
As reported	$(0.07)	$0.13
Pro forma	(0.08)	0.12
     The above pro forma disclosures may not be representative of effects for future years, since the determination of the fair value of stock options granted includes an expected volatility factor and additional option grants are expected to be made each year.
Other Accounting Policies
     Our significant accounting policies, for which no significant changes have occurred in the quarter ended March 31, 2005, are detailed in Note 1 of our 2005 Annual Report.
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
     In April 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations”. FIN No. 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” requiring companies to recognize a liability for the fair value of an asset retirement obligation that may be conditional on a future event if the fair value of the liability can be reasonably estimated. FIN No. 47 is effective as of the end of fiscal years ending after December 15, 2005. Our adoption of FIN No. 47, effective in the first quarter of 2005, did not have a material impact on our consolidated financial position or results of operation.
     Pronouncements Not Yet Implemented
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of the compensation cost is to be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are to be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based

Compensation — Transition and Disclosure” and supersedes APB No. 25. SFAS No. 123(R) is effective for public companies as of the first interim or annual reporting period of the first fiscal year beginning after June 15, 2005. We adopted SFAS No. 123(R) effective January 1, 2006 using the modified prospective transition method. The specific magnitude of the impact of SFAS No. 123(R) on our results of operations for the year ended December 31, 2006 cannot be predicted at this time because it will depend on levels of share-based incentive awards granted in the future, as well as the effect of the pending modification discussed in Note 13. However, had we adopted SFAS No. 123(R) in prior periods, the impact would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in “Stock-Based Compensation” above.
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
2. Discontinued Operations
     General Services Group — During the first quarter of 2005 we made a definitive decision to divest certain non-core service operations, collectively called the General Services Group (“GSG”), and accordingly, evaluated impairment pursuant to a held for sale concept as opposed to the previously held and used concept. As part of our decision to sell, we allocated $12.3 million of goodwill to GSG based on its relative fair value to the total reporting unit’s estimated fair value. We recognized impairment charges aggregating $30.1 million during 2005, of which $5.9 million was recorded in the three months ended March 31, 2005, relating to GSG as the number of potential buyers diminished to one purchaser during the bidding process and the business underperformed during the year due to the pending sale. Effective December 31, 2005, we sold GSG to Furmanite, a unit of Dallas-based Xanser Corporation for approximately $16 million in gross cash proceeds, including $2 million held in escrow pending final settlement, subject to final working capital adjustments, excluding approximately $12 million of net accounts receivable, generating a pre-tax loss of $3.8 million, which was recognized in the fourth quarter of 2005. The pre-tax loss on the sale of GSG is subject to final working capital adjustments, which reamin under negotiation. The outcome of such negotiations could result in a change in the ultimate loss on sale in the period of resolution. We used approximately $11 million of the net cash proceeds to reduce our indebtedness. We have allocated estimated interest expense related to this repayment to each period presented based upon then prevailing interest rates. As a result of this sale, we have presented the results of operations of GSG as discontinued operations for all periods presented.

     GSG generated the following results of operations:

	Three Months Ended March 31,
(Amounts in millions)	2005	2004

Sales	$27.3	$28.1
Cost of sales	22.4	22.2
Selling, general and administrative expense	12.9	6.6
Interest expense	0.2	0.1

Loss before income taxes	(8.2)	(0.8)
Income tax benefit	(1.3)	(0.4)

Results for discontinued operations, net of tax	$(6.9)	$(0.4)

     GSG’s assets and liabilities have been reclassified to prepaid expenses and other assets, other assets, net and accounts payable to reflect discontinued operations. As of March 31, 2005 and December 31, 2004, GSG’s assets and liabilities consisted of the following:

	March 31,	December 31,
(Amounts in millions)	2005	2004

Accounts receivable, net	$21.1	$23.0
Inventory, net	13.2	13.3
Prepaid expenses and other	0.6	0.4

Total current assets	34.9	36.7
Property, plant and equipment, net	17.0	17.5
Other intangible assets, net	0.1	0.1

Total assets (1)	$52.0	$54.3

Accounts payable	$6.4	$8.3
Accrued liabilities	2.7	1.7

Total current liabilities	9.1	10.0
Long-term liabilities	0.1	0.1

Total liabilities (2)	$9.2	$10.1

(1)	Excludes $12.3 million of goodwill allocated to GSG upon classification of GSG as assets held for sale.

(2)	Excludes $10.9 million of debt retired with net proceeds from the sale of GSG.
     Government Marine Business Unit – In the first quarter of 2004, we made a definitive decision to sell our Government Marine Business Unit (“GMBU”), a business within our Flowserve Pump Division (“FPD”). As a result, we reclassified the operation to discontinued operations in the first quarter of 2004. In November 2004, we sold GMBU to Curtiss-Wright Electro-Mechanical Corporation for approximately $28 million, generating a pre-tax gain of $7.4 million after the allocation of approximately $8 million of FPD goodwill and $1 million of intangible assets. GMBU, which provided pump technology and service for U.S. Navy submarines and aircraft carriers, did not serve our core market and represented only a small part of our total pump business. We used net proceeds from the disposition of GMBU to reduce our outstanding indebtedness. As a result of this sale, we have presented the assets, liabilities and results of operations of the GMBU as discontinued operations for all periods included.

     GMBU generated the following results of operations for the three months ended March 31, 2004:

(Amounts in millions)
Sales	$5.7
Cost of sales	4.8
Selling, general and administrative expense	0.8

Earnings before income taxes	0.1
Provision for income taxes	—

Results for discontinued operations, net of tax	$0.1

3. Acquisitions
     We acquired the remaining 75% interest in Thompsons, Kelly and Lewis, Pty. Ltd (“TKL”), an Australian manufacturer and supplier of pumps, during March 2004. The incremental interests acquired were accounted for as a step acquisition and TKL’s results of operations have been consolidated since the date of acquisition. The estimated fair value of the net assets acquired (including approximately $2.2 million of cash acquired) exceeded the cash paid of $12 million and, accordingly, no goodwill was recognized.
4. Goodwill

	Flowserve	Flow	Flow
(Amounts in thousands)	Pump	Solutions	Control	Total

Balance as of December 31, 2004	$459,896	$33,618	$371,837	$865,351
Impairment of GSG (1)	—	—	(5,905)	(5,905)
Currency translation	(1,140)	(817)	(1,970)	(3,927)

Balance as of March 31, 2005	$458,756	$32,801	$363,962	$855,519

(1)	As discussed in Note 2 above, in the first quarter of 2005 we classified GSG as a discontinued operation, and we allocated goodwill of $12.3 million to GSG. Based on the fair value of GSG at March 31, 2005, we recorded a goodwill impairment of $5.9 million.
5. Derivative Instruments and Hedges
     We enter into forward contracts to hedge our risk associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction. Our risk management and derivatives policy specify the conditions in which we enter into derivative contracts. As of March 31, 2005, we have approximately $197.5 million of notional amount in outstanding contracts with third parties. As of March 31, 2005, the maximum length of any forward contract in place was 21 months.
     Certain of our forward contracts do not qualify for hedge accounting. The fair value of these outstanding forward contracts at March 31, 2005 was an asset of $0.9 million and an asset of $3.4 million at December 31, 2004. Unrealized losses from the changes in the fair value of these forward contracts of $1.9 million and $3.9 million for the quarters ended March 31, 2005 and 2004, respectively, are included in other expense, net in the consolidated statements of operations. The fair value of outstanding forward contracts qualifying for hedge accounting at March 31, 2005 was an asset of $0.2 million and a liability of $2.3 million at December 31, 2004. Unrealized gains from the changes in the fair value of qualifying forward contracts and the associated underlying exposures of $0.2 million and $84,000, net of tax, for the quarters ended March 31, 2005 and 2004, respectively, are included in other comprehensive loss.
     Also as part of our risk management program, we enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. As of March 31, 2005, we had $100 million of notional amount in outstanding interest rate swaps with third parties. As of March 31, 2005, the maximum remaining length of any interest rate contract in place was approximately 20 months. The fair value of the interest rate swap agreements was a liability of $2.4 million and $3.4 million at March 31, 2005 and December 31, 2004, respectively. Unrealized gains from the changes in fair value of our interest rate swap agreements, net of reclassifications, were $0.7 million and $1.7 million, net of tax, for the quarters ended March 31, 2005 and 2004, respectively, and are included in other comprehensive loss.

     During the third quarter of 2004, we entered into a compound derivative contract to hedge exposure to both currency translation and interest rate risks associated with our European Investment Bank (“EIB”) loan. The notional amount of the derivative was $85 million, and it served to convert floating rate interest rate risk to a fixed rate, as well as U.S. dollar currency risk to Euros. The derivative matures in 2011. At March 31, 2005, the fair value of this derivative was a liability of $11.5 million. This derivative did not qualify for hedge accounting. The unrealized loss on the derivative, offset with the foreign currency translation gain on the underlying loan aggregates to $0.2 million for the three months ended March 31, 2005, and is included in other expense, net in the consolidated statements of operations.
     We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under forward contracts and interest rate swap agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.
6. Debt
     Debt, including capital lease obligations, consisted of:

	March 31,	December 31,
(Amounts in thousands)	2005	2004
Term Loan Tranche A:
U.S. Dollar Tranches, interest rate of 5.63% in 2005 and 5.02% in 2004	$76,240	$76,240
Euro Tranche, interest rate of 4.69% in 2005 and 4.69% in 2004	12,665	13,257
Term Loan Tranche C, interest rate of 5.83% in 2005 and 5.20% in 2004	233,851	233,851
Revolving Line of Credit, interest rate of 5.75%	19,000	—
Senior Subordinated Notes, net of discount, coupon of 12.25%:
U.S. Dollar denominated	187,071	187,004
Euro denominated	83,606	87,484
EIB loan, interest rate of 2.92% in 2005 and 2.39% in 2004	85,000	85,000
Receivable securitization and factoring obligations	18,950	17,635
Capital lease obligations and other	1,137	1,373

Debt and capital lease obligations	717,520	701,844
Less amounts due within one year	86,586	44,098

Total debt due after one year	$630,934	$657,746

2000 Credit Facilities
     As of March 31, 2005 and December 31, 2004, our credit facilities were composed of Tranche A and Tranche C term loans and a revolving line of credit. Tranche A consisted of a United States (“U.S.”) dollar denominated tranche and a Euro denominated tranche, the latter of which was a term note due in 2006. We refer to these credit facilities collectively as our 2000 Credit Facilities. During the three months ended March 31, 2005, we made no debt payments.
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
     As part of the 2000 Credit Facilities, we also had a $300 million revolving line of credit that was set to expire in June 2006. The revolving line of credit allows us to issue up to $200 million in letters of credit. We had $19 million and $0 outstanding under the revolving line of credit at March 31, 2005 and December 31, 2004, respectively. We had outstanding letters of credit of $51.2 million under the revolving line of credit, which reduced borrowing capacity to $229.8 million at March 31, 2005, compared with a borrowing capacity of $248.7 million at December 31, 2004.

     We were required, under certain circumstances as defined in the 2000 Credit Facilities, to use a percentage of excess cash generated from operations to reduce the outstanding principal of the term loans in the following year. Based upon the annual calculations performed at December 31, 2004, no additional principal payments became due in 2005 under this provision. Amounts outstanding under the 2000 Credit Facilities were repaid in August 2005 using the proceeds from the New Credit Facilities as disclosed in Note 13.
Senior Subordinated Notes
     At March 31, 2005, we had $188.5 million and €65.0 million (equivalent to $84.2 million at March 31, 2005) face value of Senior Subordinated Notes outstanding. The Senior Subordinated Notes were originally issued in 2000 at a discount to yield 12.5%, but have a coupon interest rate of 12.25%. Interest on these notes was payable semi-annually in February and August. In August 2005, all remaining Senior Subordinated Notes outstanding were called by us at 106.125% of face value as specified in the loan agreement and repaid, along with accrued interest as disclosed in Note 13.
EIB Credit Facility
     On April 14, 2004, we and one of our European subsidiaries, Flowserve B.V., entered into an agreement with European Investment Bank (“EIB”), pursuant to which EIB agreed to loan us up to €70 million, with the ability to draw funds in multiple currencies, to finance in part specified research and development projects undertaken by us in Europe. Borrowings under the EIB credit facility bear interest at a fixed or floating rate of interest agreed to by us and EIB with respect to each borrowing under the facility. Loans under the EIB credit facility are subject to mandatory prepayment, at EIB’s discretion, upon the occurrence of certain events, including a change of control or prepayment of certain other indebtedness. In addition, the EIB credit facility contains covenants that, among other things, limit our ability to dispose of assets related to the financed project and require us to deliver to EIB our audited annual financial statements within 30 days of publication. In August 2004, we borrowed $85 million at a floating interest rate based on 3-month U.S. LIBOR that resets quarterly. As of March 31, 2005, the interest rate was 2.92%. The maturity of the loan is June 15, 2011, but may be repaid at any time without penalty. Our obligations under the EIB credit facility are guaranteed by a letter of credit outstanding under our New Credit Facilities.
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
     To obtain financing, Flowserve US Inc. transferred certain receivables to FRC, which was formed solely for this accounts receivable securitization program. Pursuant to the RPA, FRC then sold undivided purchaser interests in these receivables to Jupiter, which then pooled these interests with other unrelated interests and issued short-term commercial paper, which was repaid from cash flows generated by collections on the receivables. Flowserve US Inc. continued to service the receivables for a servicing fee of 0.5% of the average net receivable balance. No servicing liability was recognized at December 31, 2004 because the amount was immaterial due to the short-term average collection period of the securitized receivables. FRC has no recourse against Flowserve US Inc. for failure of the debtors to pay when due. As of December 31, 2004, FRC had secured $60 million in financing under the program. The proceeds were used to repay $16 million and $44 million of Tranche A and Tranche C bank term loans, respectively, outstanding under our 2000 Credit Facilities. As of March 31, 2005, FRC had repaid $2.5 million and had outstanding financing under the program of $57.5 million.
     We account for this transaction in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities-a Replacement of FASB Statement No. 125.” Under this guidance borrowings under the facility in excess of $11.3 million are excluded from our debt balance in the consolidated balance sheets but included for purposes of covenant calculations under the 2000 Credit Facilities.
     FRC retains a subordinate interest in the receivables, which represents the amount in excess of purchaser interests transferred to Jupiter. As of March 31, 2005 the short-term portion of $75.1 million of this subordinate interest is included in accounts receivable, net on the consolidated balance sheet. The long-term portion of $2.9 million of this subordinate interest is included in the other assets, net on the consolidated balance sheet. Our retained interest in the receivables is recorded at the present value of its estimated net realizable value based on an assumed days sales outstanding (“DSO”) of 60 days and a discount rate of 4.7%.
     During the first quarter of 2005 Flowserve US Inc. transferred $201.7 million of receivables to FRC which then sold undivided purchaser interests in the receivables to Jupiter. In the first quarter of 2005, FRC collected $209.5 million in cash that was used to purchase additional receivables from Flowserve US Inc. and return invested capital to Flowserve US Inc. Losses on the sales of purchaser interests totaled $0.5 million in the first quarter of 2005. FRC also recorded interest expense of $0.1 million in the first quarter of 2005 related to the $11.3 million in debt recognized pursuant to SFAS No. 140.
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
Debt Covenants
     Our 2000 Credit Facilities that have now been refinanced as discussed in Note 13, the letter of credit facility guaranteeing our EIB credit facility, and the agreements governing our domestic receivables program required us to submit audited annual financial statements to the lenders within 100 days of year-end. In addition, the indentures governing our 12.25% Senior Subordinated Notes required us to timely file with the SEC our annual and quarterly reports. As a consequence of delays stemming from the restatement of our prior period financial statements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 Annual Report”), we were unable to provide the audited financial statements within the specified period of time. Prior to the refinancing of our 2000 Credit Facilities and domestic receivables program and the replacement of the letter of credit guaranteeing the EIB credit facility we obtained waivers thereunder extending the deadline for the delivery of our financial statements. We did not seek or obtain a waiver under the indentures governing our 12.25% Senior Subordinated Notes with respect to our inability to timely file with the SEC the required reports and, prior to the refinancing of our 12.25% Senior Subordinated Notes, were in default thereunder. As of March 31, 2005, we determined that we did not comply with some of the financial covenants in our 2000 Credit Facilities. We believe that we could have undertaken readily available actions to maintain compliance or obtained a waiver or amendment of the 2000 Credit Facilities had the 2004 results been known. The scheduled maturities under the 2000 Credit Facilities due beyond March 31, 2006 are properly classified as non-current liabilities in the consolidated balance sheets as we demonstrated our ability and intent to obtain new long-term credit facilities in August 2005, which is more fully described in Note 13.

7. Inventories
     Inventories are stated at lower of cost or market. Cost is determined for principally all U.S. inventories by the LIFO method and for other inventories by the first-in, first-out (“FIFO”) method.
     Inventories and the method of determining costs were:

	March 31,	December 31,
(Amounts in thousands)	2005	2004
Raw materials	$127,431	$123,149
Work in process	233,296	197,850
Finished goods	225,505	214,929
Less: Progress billings	(82,703)	(59,048)
Less: Excess and obsolete reserve	(60,152)	(58,181)

	443,377	418,699
LIFO reserve	(33,813)	(30,297)

Net inventory	$409,564	$388,402

Percent of inventory accounted for by:
LIFO	45%	42%
FIFO	55%	58%
8. Earnings Per Share
     Basic and diluted earnings per weighted average share outstanding were calculated as follows:

	Three Months Ended March 31,
(Amounts in thousands, except per share amounts)	2005	2004
Income from continuing operations	$2,899	$7,423

Net (loss) earnings	$(4,014)	$7,144

Denominator for basic earnings per share — weighted average shares	55,338	55,171
Effect of potentially dilutive securities	888	258

Denominator for diluted earnings per share — weighted average shares	56,226	55,429

Net earnings per share:
Basic:
Continuing operations	$0.05	$0.13
Net (loss) earnings	(0.07)	0.13
Diluted:
Continuing operations	$0.05	$0.13
Net (loss) earnings	(0.07)	0.13
9. Legal Matters and Contingencies
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

10. Retirement and Postretirement Benefits
     Components of the net periodic cost (benefit) for the quarters ended March 31, 2005 and 2004 were as follows:

	U.S.		Non-U.S.		Postretirement
(Amounts in millions)	Defined Benefit Plans		Defined Benefit Plans		Medical Benefits
Net periodic cost (benefit)	2005	2004	2005	2004	2005	2004
Service cost	$3.7	$3.5	$0.8	$0.9	$—	$0.1
Interest cost	3.9	3.8	2.6	2.2	1.0	1.3
Expected return on plan assets	(4.1)	(4.3)	(1.4)	(1.1)	—	—
Curtailments/settlements	(0.1)	—	—	—	—	—
Amortization of unrecognized net loss	1.3	0.6	0.3	0.3	0.2	0.4
Amortization of prior service cost/ (benefit)	(0.4)	(0.3)	—	—	(1.0)	(0.8)

Net cost recognized	$4.3	$3.3	$2.3	$2.3	$0.2	$1.0

11. Income Taxes
     For the three months ended March 31, 2005, we earned $3.9 million before taxes and provided for income taxes of $1.0 million, resulting in an effective tax rate of 26.1%. The effective tax rate varied from the U.S. federal statutory rate primarily due to the effect of certain discrete items on the low level of quarterly income.
     For the three months ended March 31, 2004, we earned $16.0 million before taxes and provided for income taxes of $8.6 million, resulting in an effective tax rate of 53.6%. The effective tax rate varied from the U.S. federal statutory rate primarily as a result of the impact of increased foreign earnings repatriation used to pay down U.S. debt.
12. Segment Information
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
     We evaluate segment performance and allocate resources based on each segment’s operating income. Amounts classified as All Other include the corporate headquarters costs and other minor entities that do not constitute separate segments. Intersegment sales and transfers are recorded at cost plus a profit margin, with the margin on such sales eliminated with consolidation.

     The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements.
Three Months Ended March 31, 2005

				Subtotal —
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in thousands)	Pump	Solutions	Control	Segments	All Other	Total
Sales to external customers	$311,806	$94,528	$208,733	$615,067	$1,051	$616,118
Intersegment sales	1,090	8,323	797	10,210	(10,210)	--
Segment operating income	17,634	18,651	20,004	56,289	(30,462)	25,827
Three Months Ended March 31, 2004

				Subtotal —
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in thousands)	Pump	Solutions	Control	Segments	All Other	Total
Sales to external customers	$295,572	$87,838	$192,349	$575,759	$1,300	$577,059
Intersegment sales	1,657	7,000	1,335	9,992	(9,992)	—
Segment operating income	18,596	17,187	12,991	48,774	(9,269)	39,505
13. Subsequent Events
Financing Matters
     In March 2005, we obtained consents from our major lenders that enhanced our flexibility under our 2000 Credit Facilities to among other things permit the August 2005 refinancing of our 2000 Credit Facilities and the repurchase of our 12.25% Senior Subordinated Notes. On August 12, 2005, we entered into credit facilities comprised of a $600 million term loan expiring on August 10, 2012 and a $400 million revolving line of credit, which can be utilized to provide up to $300 million in letters of credit, expiring on August 12, 2010. We refer to these credit facilities collectively as our New Credit Facilities. The proceeds of borrowings under our New Credit Facilities were used to call our 12.25% Senior Subordinated Notes and retire our indebtedness outstanding under our 2000 Credit Facilities. We also replaced the letter of credit agreement guaranteeing our obligations under the EIB credit facility, described in Note 6, with a letter of credit issued under the new revolving line of credit.
     We incurred $9.3 million in fees related to the New Credit Facilities, of which $0.8 million were expensed in the third quarter of 2005. Prior to the refinancing, we had $11.8 million of unamortized deferred loan costs related to the 2000 Credit Facilities and the Senior Subordinated Notes. Based upon the final syndicate of financial institutions for the New Credit Facilities, we expensed $10.5 million of these unamortized deferred loan costs in the third quarter of 2005. In addition to the total loan costs of $11.3 million that were expensed, we recorded a charge of $16.4 million for premiums paid to call the Senior Subordinated Notes, for a total loss on extinguishment of $27.7 million recorded in the third quarter of 2005. The remaining $8.5 million of fees related to the New Credit Facilities were capitalized and combined with the remaining $1.3 million of previously unamortized deferred loan costs for a total of $9.8 million in deferred loan costs included in other assets, net. These costs are being amortized over the term of the New Credit Facilities.
     Borrowings under our New Credit Facilities bear interest at a rate equal to, at our option, either (1) the base rate (which is based on the greater of the prime rate most recently announced by the administrative agent under our New Credit Facilities or the Federal Funds rate plus 0.50%) or (2) LIBOR plus an applicable margin determined by reference to the ratio of our total debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), which at September 30, 2005 was 1.75% for LIBOR borrowings. In addition, we pay lenders under the New Credit Facilities a commitment fee equal to a percentage, determined by reference to the ratio of our total debt to consolidated EBITDA, of the unutilized portion of the revolving line of credit, and letter of credit fees with respect to each financial standby letter of credit outstanding under our New Credit Facilities equal to a percentage based on the applicable margin in effect for LIBOR borrowings under the new revolving line of credit. The fee for performance standby letters of credit is 0.5% lower than the fee for financial standby letters of credit.
     In connection with the New Credit Facilities entered into in August 2005, we entered into $275 million of notional amount of interest rate swaps to hedge exposure of floating interest rates. Of this total notional amount of $275 million, $130 million carried a start date of September 30, 2005 and $145 million carried a start date of December 30, 2005. These swaps, combined with the $135 million of interest rates swaps held by us at the time of the refinancing, total $410 million of notional amount of interest rate swaps outstanding at December 31, 2005.

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
     The loans under our New Credit Facilities are subject to mandatory repayment with, in general:
•	100% of the net cash proceeds of asset sales; and

•	Unless we attain and maintain investment grade credit ratings:
◦	75% of our excess cash flow, subject to a reduction based on the ratio of our total debt to consolidated EBITDA;

◦	50% of the proceeds of any equity offerings; and

◦	100% of the proceeds of any debt issuances (subject to certain exceptions).
     We may prepay loans under our New Credit Facilities in whole or in part, without premium or penalty. During the fourth quarter of 2005, we made scheduled and optional principal payments of $1.5 million and $38.4 million, respectively.
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
     We believe that both the SEC and foreign authorities are investigating other companies from their actions arising from the United Nations Oil-for-Food program.
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
     As of May 1, 2005, due to the non-current status of our filings with the SEC in accordance with the Securities Exchange Act of 1934, our Registration Statements on Form S-8 were no longer available to cover offers and sales of securities to our employees and other persons. Since that date, the acquisition of interests in our common stock fund under our 401(k) plan by plan participants may have been subject to the registration requirements of the Securities Act of 1933 or applicable state securities laws and may not have qualified for an available exemption from such requirements. Federal securities laws generally provide for a one-year rescission right for an investor who acquires unregistered securities in a transaction that is subject to registration and for which no exemption was available. As such, an investor successfully asserting a rescission right during the one-year time period has the right to require an issuer to repurchase the securities acquired by the investor at the price paid by the investor for the securities (or if such security has been disposed of, to receive damages with respect to any loss on such disposition), plus interest from the date of acquisition. These rights may apply to affected participants in our 401(k) plan. Based on our current stock price, we believe that our current potential liability for rescission claims is not material to our financial condition or results of operations; however, our potential liability could become material in the future if our stock price were to fall below participants’ acquisition prices for their interest in our stock fund during the one-year period following the unregistered acquisitions.
Stock Matters
     During 2005, we made a number of modifications to our stock plans, including the acceleration of the vesting of certain restricted stock grants and outstanding options, as well as the extension of the exercise period associated with certain outstanding options. These modifications resulted from severance agreements with former executives and from our decision to temporarily suspend option exercises. As a result of the modifications primarily related to severance agreements with former executives, we recorded additional compensation expenses in 2005 of approximately $7.2 million, none of which was recorded in the three months ended March 31, 2005, based upon the intrinsic values of the awards on the dates the modifications were made.
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
     These extensions are subject to our shareholders approving certain applicable plan amendments at our next annual shareholders’ meeting, scheduled for August 24, 2006. If shareholders do not approve the plan amendments as currently posed in our proxy statement, these extension actions will become void. If such plan amendments are approved at our next annual shareholders’ meeting, the extensions will be considered as a stock modification for financial reporting purposes subject to the recognition of a non-cash compensation charge in accordance with SFAS No. 123(R). Our actual charge will be contingent upon many factors, including future share price volatility, risk free interest rate, option maturity, strike price, share price and dividend yield.
     The earlier extension actions also extended the option exercise period available following separation from employment for reasons of death, disability and termination not for cause or certain voluntary separations. These separate extensions were partially rescinded at the December 14, 2005, meeting of the Organization and Compensation Committee of the Board of Directors, and as so revised are currently effective and not subject to shareholder approval. The exercise period available following such employment separations has been extended to the later of (i) 30 days after the options first became exercisable when our SEC filings have become current and an effective Registration Statement on Form S-8 has been filed with the SEC, or (ii) the period available for exercise following separation from employment under the terms of the option as originally granted. This extension is considered for financial reporting purposes as a stock modification subject to the recognition of a non-cash compensation change in accordance with APB No. 25 of $1.0 million in 2005, none of which was recorded in the three months ended March 31, 2005. The extension of the exercise period following separation from employment does not apply to option exercise periods governed by a separate separation contract or agreement.
Other Matters
     To promote continuity of senior management, in March 2005 our Board of Directors approved a Transitional Executive Security Plan, which provides cash and stock-based incentives to key management personnel to remain employed by us for the near term. As a result of this plan, we recorded additional compensation expenses in 2005 of $2.6 million, of which $0.2 million was recorded in the three months ended March 31, 2005. See “Transitional Executive Security Plan” in Item 11 of our 2005 Annual Report for a detailed discussion on this plan.
     As a result of the severance and executive search payments related to the management changes of $1.8 million, of which $0.3 million was recorded in the three months ended March 31, 2005, expenses under the Transitional Executive Security Plan referred to above and stock compensation expense resulting from the modification of our stock option plans described above, we recorded total incremental compensation expense of $11.7 million in 2005, of which $0.5 million was recorded in the three months ended March 31, 2005.
     The Internal Revenue Service (“IRS”) substantially concluded its audit of our U.S. federal income tax returns for the years 1999 through 2001 during December 2005. Based on its audit work, the IRS has issued proposed adjustments to increase taxable income during 1999 through 2001 by $12.8 million, and to deny foreign tax credits of $2.4 million in the aggregate. The tax liability resulting from these proposed adjustments will be offset with foreign tax credit carryovers and other refund claims, and therefore should not result in a material future cash payment, pending final review by the Joint Committee on Taxation. We anticipate this review will be completed by December 31, 2006. The effect of the adjustments to current and deferred taxes has been reflected in the consolidated financial statements for the applicable periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis should be read in conjunction with the information contained in the condensed consolidated financial statements and notes thereto included in this Quarterly Report and our 2005 Annual Report.
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
RECENT DEVELOPMENTS
     In an effort to better align our business portfolio with our core strategic objectives, in the first quarter of 2005, we made a definitive decision to divest the GSG, non-core service operations that provide online repair and other third-party services, and we engaged an investment banking firm to commence marketing. As a result, we reclassified the group to discontinued operations in the first quarter of 2005. Sales for GSG were $103 million and $116 million in 2005 and 2004, respectively. We performed an impairment analysis of GSG at March 31, 2005 on a held for sale basis and, after the allocation of goodwill, we recognized an impairment charge of $5.9 million during the first quarter of 2005. The initial estimated fair value at March 31, 2005 was based upon investment banker’s valuation of GSG’s estimated fair value as well as initial bids received from potential purchasers. As the year progressed, the number of potential buyers diminished to one potential purchaser and the business underperformed due to the pending sale. As a result, the lone bidder reduced its initial offer and accordingly, we recognized additional impairment charges aggregating $24.2 million throughout 2005, for total impairment charges in 2005 of $30.1 million. GSG was sold on December 31, 2005 for approximately $16 million in gross cash proceeds, including $2 million held in escrow pending final settlement, subject to final working capital adjustments that remain under negotiation, while retaining approximately $12 million of net accounts receivable. We used approximately $11 million of the net cash proceeds to reduce our outstanding indebtedness in January 2006.
     For further discussion of other recent developments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” included in our 2005 Annual Report.
RESULTS OF OPERATIONS – Three Months ended March 31, 2005 and 2004
Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended March 31,
(Amounts in millions)	2005	2004

Bookings	$712.6	$662.8
Sales	616.1	577.1
Backlog	894.2	873.0
     We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacture, service or support. Bookings for the three months ended March 31, 2005 increased by $31.5 million, or 4.7%, excluding currency benefits of approximately $18 million, as compared with the same period in 2004. The increase is primarily attributable to our Flowserve Pump Division generating strong business in the improved oil and gas, power and water markets.

     Sales for the three months ended March 31, 2005 increased by $22.6 million, or 3.9%, excluding currency benefits of approximately $16 million, as compared with the same period in 2004. The increase reflects the acquisition of TKL in March 2004 and improvements in major valve markets.
     Net sales to international customers, including export sales from the U.S., were 64% of sales in the first quarter of 2005 compared with 66% in the same period in 2004. The primary factor for the decrease in 2005 was weaker non-U.S. currencies.
     Backlog represents the accumulation of uncompleted customer orders. Backlog at March 31, 2005 increased by $41.3 million, or 4.7%, excluding negative currency effects of approximately $20 million, as compared with March 31, 2004. The backlog increase compared with the prior year resulted from increased bookings during the first quarter of 2005.
Gross Profit and Gross Profit Margin

	Three Months Ended March 31,
(Amounts in millions)	2005	2004

Gross profit	$191.1	$173.0
Gross profit margin	31.0%	30.0%
     Gross profit margin of 31.0% for the three months ending March 31, 2005 increased slightly as compared with the same period in 2004. This increase reflects improved margins in our Flowserve Pump Division due to increased sales of higher margin engineered products and services and improved margins in our Flow Control Division due to higher margins on power projects.
Selling, General and Administrative Expense (“SG&A”)

	Three Months Ended March 31,
(Amounts in millions)	2005	2004

SG&A expense	$165.3	$133.5
SG&A expense as a percentage of sales	26.8%	23.1%
     SG&A for the three months ended March 31, 2005 increased by $23.5 million, or 17.6%, excluding currency effects of approximately $8 million, as compared with the same period in 2004. The increase in SG&A is primarily due to an increase in professional fees of $8.1 million, generally related to audit, tax and consulting fees and higher employee-related costs of $10.3 million, which includes sales commissions, incentive compensation and equity incentive programs ($4.1 million) and severance and transition expenses ($1.1 million).
Operating Income

	Three Months Ended March 31,
(Amounts in millions)	2005	2004

Operating income	$25.8	$39.5
Operating income as a percentage of sales	4.2%	6.8%
     Operating income for the three months ended March 31, 2005 decreased by $15.4 million, or 39.0%, excluding currency benefits of approximately $2 million, as compared with the same period in 2004. The decrease in primarily the result of increased SG&A costs discussed above, partially offset by the increase in gross profit.
Interest Expense and Interest Income

	Three Months Ended March 31,
(Amounts in millions)	2005	2004

Interest expense	$(20.0)	$(20.0)
Interest income	0.8	0.3

     Interest expense for the three months ended March 31, 2005 was relatively flat as compared with the same period in 2004. Approximately 63.5% of our debt was at fixed rates at March 31, 2005, including the effects of $185 million notional interest rate swaps.
     Interest income for the three months ended March 31, 2005 increased by $0.5 million as compared with the same period in 2004 due to a higher average cash balance in 2005.
Other Expense, net

	Three Months Ended March 31,
(Amounts in millions)	2005	2004

Other expense, net	$(2.7)	$(3.8)
     Other expense, net for the three months ended March 31, 2005 decreased by $1.1 million as compared with the same period in 2004, primarily due to a decrease in unrealized losses on forward contracts.
Tax Expense and Tax Rate

	Three Months Ended March 31,
(Amounts in millions)	2005	2004

Provision for income tax	$1.0	$8.6
Effective tax rate	26.1%	53.6%
     Our effective tax rate of 26.1% for the three months ended March 31, 2005 decreased from 53.6% for the same period in 2004. The decrease is primarily due to the effect of certain discrete items on the low level of quarterly income in 2005.
Net Earnings and Earnings Per Share

	Three Months Ended March 31,
(Amounts in millions)	2005	2004

Income from continuing operations	$2.9	$7.4
Net (loss) earnings	(4.0)	7.1
Net earnings per share from continuing operations — diluted	0.05	0.13
Net (loss) earnings per share — diluted	(0.07)	0.13
Average diluted shares	56.2	55.4
     Income from continuing operations for the three months ended March 31, 2005 decreased $4.5 million, or 60.9%, as compared with the same period in 2004 primarily as a result of the decrease in operating income discussed above. The net loss for the three months ended March 31, 2005 is primarily attributable to a $5.9 million impairment recorded on assets held for sale, which is included in discontinued operations. Average diluted shares improved slightly in the first quarter of 2005 compared with the prior year period.
Other Comprehensive Loss

	Three Months Ended March 31,
(Amounts in millions)	2005	2004

Other comprehensive loss	$(7.7)	$(9.5)
     Other comprehensive loss for the three months ended March 31, 2005 decreased $1.8 million as compared with the same period in 2004, and primarily reflects an increase in unrealized gains in hedging activity, partially offset by a strengthening of the Euro during the three months ended March 31, 2005 as compared with the same period in the prior year.

Business Segments
     We conduct our business through three business segments that represent our major product areas: Flowserve Pump Division (“FPD”) for engineered pumps, industrial pumps and related services; Flow Control Division (“FCD”) for industrial valves, manual valves, control valves, nuclear valves, valve actuators and related services; and Flow Solutions Division (“FSD”) for precision mechanical seals and related services. We evaluate segment performance and allocate resources based on each segment’s operating income. See Note 12 to our condensed consolidated financial statements included in this Quarterly Report for further discussion of our segments. The key operating results for our three business segments, FPD, FCD and FSD are discussed below.
Flowserve Pump Division
     Through FPD, we design, manufacture, distribute and service engineered and industrial pumps and pump systems, replacement parts and related equipment, principally to industrial markets. FPD has 27 manufacturing facilities worldwide, of which nine are located in North America, 11 in Europe, four in South America and three in Asia. FPD also has more than 50 service centers, which are either free standing or co-located in a manufacturing facility. In March 2004, we acquired the remaining 75% interest in TKL, a leading Australian designer, manufacturer and supplier of centrifugal pumps, railway track work products and steel castings. As a result of this acquisition, we strengthened our product offering in the mining industry, broadened our manufacturing capacity in the Asia Pacific region and gained foundry capacity.

	Three Months Ended March 31,
(Amounts in millions)	2005	2004

Bookings	$359.3	$318.5
Sales	312.9	297.2
Gross profit	79.4	71.2
Gross profit margin	25.4%	23.9%
Operating income	17.6	18.6
Operating income as a percentage of sales	5.6%	6.3%
Backlog	613.2	589.6
     Bookings for the three months ended March 31, 2005 increased by $31.3 million, or 9.8%, excluding currency benefits of approximately $10 million, as compared with the same period in 2004. Europe, the Middle East and Africa (“EMA”) contributed $37.8 million, due to improved oil and gas, power and water markets. Large rail and oil and gas orders were the primary drivers of the Asia Pacific increase of $19.3 million. These were partially offset by a decrease in North America of $20.7 million, primarily attributable to one U.S. facility that booked two large, non-recurring projects in the first quarter of 2004.
     Sales for the three months ended March 31, 2005 increased by $7.3 million, or 2.5%, excluding currency benefits of approximately $8 million, as compared with the same period in 2004. The increase is primarily a result of the acquisition of TKL in March of 2004.
     Gross profit margin of 25.4% for the three months ending March 31, 2005 increased from 23.9% for the same period in 2004. The increase is primarily attributable to an increase in sales of engineered services and parts, which generally have a higher margin.
     Operating income for the three months ended March 31, 2005 decreased by $1.7 million, or 9.1%, excluding currency benefits of approximately $1 million, as compared with the same period in 2004. This was primarily due to a non-recurring settlement payment of $1.5 million from one customer’s cancellation of a product license. The increase in gross profit margin discussed above was offset by increased marketing and information technology costs.
Flow Control Division
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

	Three Months Ended March 31,
(Amounts in millions)	2005	2004

Bookings	$251.6	$254.4
Sales	209.5	193.7
Gross profit	70.0	59.7
Gross profit margin	33.4%	30.8%
Operating income	20.0	13.0
Operating income as a percentage of sales	9.5%	6.7%
Backlog	238.2	246.2
     Bookings for the three months ended March 31, 2005 decreased by $9.5 million, or 3.7%, excluding currency benefits of approximately $7 million, as compared with the same period in 2004. The decrease is primarily attributable to a large non-recurring Asian pulp and paper project booked in the first quarter of 2004 within our control valves market. The decrease was partially offset by an overall strengthening of our key end-markets, most notably bookings into Russia.
     Sales for the three months ended March 31, 2005 increased $9.6 million, or 5.0%, excluding currency benefits of approximately $6 million, as compared with the same period in 2004. This increase is primarily the result of general economic improvements in both the power and process valve markets. Process valves are used principally in oil refineries and gas and chemical processing. The power market’s sales performance improved primarily as a result of increased sales in Asia. The process valve market realized an improvement in first quarter sales as a result of acceleration in a European gas pipeline project, as well as increased annual maintenance work.
     Gross profit margin of 33.4% for the three months ended March 31, 2005 increased from 30.8% for the same period in 2004. This improvement reflects the realization of higher margins on power market projects as compared with the same period in the prior year, as well as the impact of broad-based price increases implemented in the latter part of 2004 across all markets.
     Operating income in 2005 increased by $6.4 million, or 49.2%, excluding currency benefits of approximately $1 million, as compared with the same period in 2004. The remainder of the increase was driven by the improvement in gross profit, partially offset by higher value of SG&A costs associated with increased headcount and higher marketing costs, despite the modest decrease in SG&A costs as a percentage of sales, which contributed 30 basis points to operating margin.
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

	Three Months Ended March 31,
(Amounts in millions)	2005	2004

Bookings	$112.3	$99.7
Sales	102.9	94.8
Gross profit	44.5	41.8
Gross profit margin	43.2%	44.1%
Operating income	18.7	17.2
Operating income as a percentage of sales	18.1%	18.1%
Backlog	52.7	45.9

     Bookings for the three months ended March 31, 2005 increased by $10.7 million, or 10.7%, excluding currency benefits of approximately $2 million, as compared with the same period in 2004. The bookings improvement generally reflects FSD’s emphasis on end user business and success in establishing longer-term customer alliance programs. Increased demand from oil and gas and chemical markets also contributed to the increase.
     Sales for the three months ended March 31, 2005 increased by $6.2 million, or 6.5%, excluding currency benefits of approximately $2 million, as compared with the same period in 2004. As discussed above, the improved market conditions, combined with heightened levels of service and customer alliance programs contributed to the sales growth.
     Gross profit margin of 43.2% for the three months ended March 31, 2005 was relatively flat as compared with the same period in 2004.
     Operating income for the three months ended March 31, 2005 increased by $1.5 million, or 8.7%, as compared with the same period in 2004. Currency had a negligible impact on operating income for the quarter. This increase was primarily due to the increase in sales.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis

	Three Months Ended March 31,
(Amounts in millions)	2005	2004

Net cash flows (used) provided by operating activities	$(46.7)	$7.9
Net cash flows used by investing activities	(9.0)	(12.7)
Net cash flows provided (used) by financing activities	20.9	(8.7)
     Cash generated by operations and borrowings available under our existing revolving credit facility are our primary sources of short-term liquidity. Our sources of operating cash include the sale of our products and services. Our cash balance at March 31, 2005 was $27.7 million, as compared with $63.8 million at December 31, 2004.
     Cash flows used by operating activities in the first three months of 2005 were $46.7 million, compared with cash flows provided by operating activities of $7.9 million in the first three months of 2004. Working capital, excluding cash, was a use of operating cash flow of $63.0 million in the first three months of 2005, compared with a source of $5.1 million in the prior year period. Working capital for the current quarter reflects an increase of $29.9 million in inventories, which corresponds to the increase in business volume and sales activity in 2005, a $16.0 million decrease in accounts payable due to timing of invoice payments at year end in 2004, and a $25.2 million decrease in accrued liabilities due to incentive payouts. These were partially offset by a decrease of $17.5 million in accounts receivable, which decreased as a result of improved collections.
     We made the following quarterly contributions to our U.S. defined benefit pension plans:

Quarter ending:	2005	2004
	(Amounts in millions)
March 31	$4.1	$0.2
June 30	7.7	8.1
September 30	32.0	5.3
December 31	1.0	1.7

	$44.8	$15.3

     Cash flows used by investing activities in the first three months of 2005 were $9.0 million, compared with $12.7 million in the first three months of 2004. Cash outflows in 2005 were due to capital expenditures. Cash outflows in 2004 were primarily due to capital expenditures and the acquisition of TKL in March 2004 (described below).

     Cash flows provided by financing activities in the first three months of 2005 were $20.9 million, compared with cash flows used by financing activities $8.7 million in the first three months of 2004. Cash inflows in 2005 were due to net borrowings of long-term debt. Cash outflows in 2004 were due to payments of long-term debt.
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
Capital Expenditures
     Capital expenditures were $9.0 million for the first quarter of 2005, compared with $6.9 million for the same period in 2004. Capital expenditures were funded primarily by operating cash flows. Capital expenditures in 2005 focused on new product development, information technology infrastructure and cost reduction opportunities. Capital expenditures in 2004 were invested in new and replacement machinery and equipment and information technology. For the full year 2005, our capital expenditures were approximately $49 million. Certain of our facilities may face capacity constraints in the foreseeable future, which may lead to higher capital expenditure levels.
     We received cash on disposal of a divestiture of a small distribution business of $3.6 million in the first quarter of 2004.
Financing
2000 Credit Facilities
     On August 8, 2000, we entered into senior credit facilities comprised of a $275.0 million Tranche A term loan, a $475.0 million Tranche B term loan and a $300.0 million revolving line of credit, hereinafter collectively referred to as our “2000 Credit Facilities.” In connection with our acquisition of Invensys’ Flow Control Division (“IFC”) in May 2002, we amended and restated our 2000 Credit Facilities to provide for (1) an incremental $95.3 million Tranche A term loan and (2) a $700.0 million Tranche C term loan. The proceeds of the incremental Tranche A term loan and the Tranche C term loan were used to finance a portion of the acquisition purchase price and to repay in full the Tranche B term loan.

     Borrowings under our 2000 Credit Facilities bore interest at a rate equal to, at our option, either (1) the base rate (which was based on the prime rate most recently announced by the administrative agent under our 2000 Credit Facilities or the Federal Funds rate plus 0.50%) or (2) London Interbank Offered Rate (“LIBOR”), plus, in the case of Tranche A term loan and loans under the revolving line of credit, an applicable margin determined by reference to the ratio of our total debt to consolidated EBITDA, and, in the case of Tranche C term loan, an applicable margin based on our long-term debt ratings. The interest rates on our Tranche A U.S. Dollar, Tranche A Euro and Tranche C loans were 5.63%, 4.69% and 5.83%, respectively, as of June 30, 2005.
     During the three months ended March 31, 2005, we made no debt payments.
Senior Subordinated Notes
     At March 31, 2005, we had $188.5 million and €65 million (equivalent to $84.2 million at March 31, 2005) face value of Senior Subordinated Notes outstanding. The Senior Subordinated Notes were originally issued in 2000 at a discount to yield 12.5%, but have a coupon interest rate of 12.25%. Interest on these notes was payable semi-annually in February and August. In August 2005, all remaining Senior Subordinated Notes outstanding were called by us at 106.125% of face value as specified in the loan agreement and repaid, along with accrued interest.
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
     Borrowings under our New Credit Facilities bear interest at a rate equal to, at our option, either (1) the base rate (which is based on the greater of the prime rate most recently announced by the administrative agent under our New Credit Facilities or the Federal Funds rate plus 0.50%) or (2) LIBOR plus an applicable margin determined by reference to the ratio of our total debt to consolidated EBITDA, which as of September 30, 2005 was 1.75% for LIBOR borrowings.
     The loans under our New Credit Facilities are subject to mandatory repayment with, in general:
•	100% of the net cash proceeds of asset sales; and

•	Unless we attain and maintain investment grade credit ratings:
◦	75% of our excess cash flow, subject to a reduction based on the ratio of our total debt to consolidated EBITDA;

◦	50% of the proceeds of any equity offerings; and

◦	100% of the proceeds of any debt issuances (subject to certain exceptions).
     We may prepay loans under our New Credit Facilities in whole or in part, without premium or penalty. During the fourth quarter of 2005, we made scheduled and optional principal payments of $1.5 million and $38.4 million, respectively.
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
     In August 2004, we borrowed $85 million at a floating interest rate based on 3-month U.S. LIBOR that resets quarterly. As of March 31, 2005 the interest rate was 2.92%. The maturity of the amount drawn is June 15, 2011, but may be repaid at any time without penalty. Concurrent with borrowing the $85 million we entered into a derivative contract with a third party financial institution, swapped this principal amount to €70.6 million and fixed the LIBOR portion of the interest rate to a fixed interest rate of 4.19% through the scheduled repayment date.
     Additional discussion of our 2000 Credit Facilities and EIB credit facility is included in Note 6 and New Credit Facilities is included in Note 13 to our condensed consolidated financial statements, included in this Quarterly Report.
     We have entered into interest rate and currency swap agreements to hedge our exposure to cash flows related to the credit facilities discussed above. These agreements are more fully described in Note 5 to our condensed consolidated financial statements included in this Quarterly Report and “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”
Accounts Receivable Securitization
     In October 2004, one of our wholly owned subsidiaries entered into an accounts receivable securitization whereby we could obtain up to $75 million in financing by securitizing certain U.S.-based receivables with a third party. In October 2005, we terminated this accounts receivable securitization facility. In connection with the termination, we borrowed approximately $48 million under our New Credit Facilities to repurchase our receivables then held by such third party. See additional discussion of our accounts receivable securitization program in Note 6 to our condensed consolidated financial statements included in this Quarterly Report.
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
Debt Covenants and Other Matters
     Our 2000 Credit Facilities that have now been refinanced, the letter of credit facility guaranteeing our obligations under the EIB credit facility, and the agreements governing our domestic receivables program each required us to deliver to creditors thereunder our audited annual consolidated financial statements within a specified number of days following the end of each fiscal year. In addition, the indentures governing our 12.25% Senior Subordinated Notes required us to timely file with the SEC our annual and quarterly reports. As a result of the restatement of our prior period financial statements as disclosed in our 2004 Annual Report and the new obligations regarding internal controls attestation under Section 404, we did not timely issue our financial statements for the years ended December 31, 2004 and 2005 and the quarterly periods ended June 30, 2004, September 30, 2004, March 31, 2005, June 30, 2005, September 30, 2005 and March 31, 2006, and were unable to timely file with the SEC our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q for such periods. Prior to the refinancing of our 2000 Credit Facilities and the replacement of the standby letter of credit facility, we obtained waivers thereunder extending the deadline for the delivery of our financial statements to the lenders under our 2000 Credit Facilities and the letter of credit facility guaranteeing the EIB credit facility and, as a result of obtaining such waivers, we were not in default as a result of the delay in the delivery of our financial statements. We did not seek or obtain a waiver under the indentures governing our 12.25% Senior Subordinated Notes with respect to our inability to timely file with the SEC the required reports and, prior to the refinancing of our 12.25% Senior Subordinated Notes, were in default thereunder. However, our debt is properly classified as non-current in our balance sheet as we have demonstrated our ability and intent to obtain new long-term credit facilities in August 2005.
     We have determined, utilizing our restated financial information, that on multiple occasions we did not comply with certain financial covenants in our 2000 Credit Facilities, which are no longer in effect. We believe that we could have undertaken readily available actions to maintain compliance or obtained a waiver or amendment to the 2000 Credit Facilities had the new restated results then been known. We have complied with all other non-financial covenants under our 2000 Credit Facilities.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     Management’s discussion and analysis are based on our condensed consolidated financial statements and related footnotes contained within this report. Our more critical accounting policies used in the preparation of the consolidated financial statements were discussed in our 2005 Annual Report. These critical policies, for which no significant changes have occurred in the first three months of 2005, include:
•	Revenue Recognition;

•	Allowance for Doubtful Accounts;

•	Inventories and Related Reserves;

•	Deferred Taxes and Tax Valuation Allowances;

•	Tax Reserves;

•	Restructuring and Integration Expense;

•	Legal and Environmental Accruals;

•	Warranty Accruals;

•	Retirement and Postretirement Benefits; and

•	Valuation of Goodwill, Indefinite-Lived Intangible Assets and Other Long-Lived Assets.
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
•	we have material weaknesses in our internal control over financial reporting;

•	continuing delays in our filing of our periodic public reports and any SEC, New York Stock Exchange or debt rating agencies’ actions resulting therefrom;

•	the possibility of adverse consequences of the pending securities litigation and on-going SEC investigations;

•	we may be exposed to product liability and warranty claims if the use of our products results, or is alleged to result, in bodily injury and/or property damage or our products fail to perform as expected;

•	the possibility of adverse consequences of governmental tax audits of our tax returns, including the IRS audit of our U.S. tax returns for the years 2002 through 2004;

•	there are a substantial amount of outstanding stock options which have been unexercisable for an extended period due to our non-current filing status of all our SEC financial reports. Given the significant increase in our share price during this exercise unavailability period, it is possible that many holders may want to exercise promptly when first able to do so. We currently expect to allow stock options to be exercised in late 2006. If the holders of a large number of these shares do then promptly exercise once they are able to do so, there would be some dilutive impact on the outstanding shares. We are still evaluating the impact of the reopening the stock option exercise program on our cash flows;

•	the costs of energy, metal alloys, nickel and other raw materials have increased and our operating margins and results of operations could be adversely affected if we are unable to pass such increases on to our customers;

•	all of our bookings may not lead to completed sales, therefore we may not be able to convert bookings into revenues at acceptable, if any, profit margins, since such profit margins cannot be assured nor be necessarily assumed to follow historical trends;

•	our business depends on the levels of capital investment and maintenance expenditures by our customers, which in turn are affected by the cyclical nature of their markets and liquidity;

•	work stoppages and other labor matters could adversely impact our business;

•	changes in the financial markets and the availability of capital could adversely impact our business operations;

•	we sell our products in highly competitive markets, which puts pressure on our profit margins and limits our ability to maintain or increase the market share of our products;

•	we may not be able to continue to expand our market presence through acquisitions, and any future acquisitions may present unforeseen integration difficulties or costs;

•	a substantial portion of our operations is conducted and located outside of the U.S. and economic, political and other risks associated with international operations could adversely affect our business in the U.S. and other countries and regions;

•	our ability to comply with the laws and regulations affecting our international operations, including the U.S. export laws, and the effect of any noncompliance;

•	political risks, military actions or trade embargoes affecting customer markets, including the continuing conflict in Iraq and its potential impact on Middle Eastern markets and global petroleum producers;

•	our sales are substantially dependent upon the petroleum, chemical, power and water industries and any down turn in these industries could adversely impact such sales;

•	a substantial portion of our business consists of international operations and therefore an adverse movement in currency exchange rates could adversely impact our profits;

•	we operate and manage our business on a number of different computer systems, including several aging Enterprise Resource Planning systems that rely on manual processes, which could adversely affect our ability to accurately report our financial condition, results of operations and cash flows;

•	our relative geographical profitability and its impact on our ability to utilize foreign tax credits;

•	the recognition of significant expenses associated with realigning operations of acquired companies with those of our company;

•	our ability to meet the financial covenants and other restrictive covenants in our debt agreements may limit our operating and financial flexibility;

•	the loss of services of any of our key personnel could adversely affect our ability to implement our business strategy;

•	any terrorist attacks and the response of the U.S. to such attacks or to the threat of such attacks could adversely impact our business operations, including the ability to deliver our products;

•	our ability to protect our intellectual property affects our competitive position;

•	changes in prevailing interest rates and our effective interest costs could make borrowing more costly in the future; and

•	compliance with regulatory and other legal obligations could require substantial costs and prohibit or restrict our operations.
     A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in “Item 1A. Risk Factors.” of our 2005 Annual Report, filed with the SEC on June 30, 2006. It is not possible to foresee or identify all the factors that may affect our future performance or any forward-looking information, and new risk factors can emerge from time to time. Given these risks and uncertainties, you should not place undue reliance on forward-looking statements as a prediction of actual results.
     All forward-looking statement included in this Quarterly Report are based on information available to us on the date of this Quarterly Report. We undertake no obligation to revise or update any forward-looking statement or disclose any facts, events or circumstances that occur after the date hereof that may affect the accuracy of any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     We have market risk exposure arising from changes in interest rates and foreign currency exchange rate movements.
     Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our 2000 Credit Facilities, which bear interest based on floating rates. At March 31, 2005, after the effect of interest rate swaps, we have approximately $241.8 million of variable rate debt obligations outstanding with a weighted average interest rate of 5.74%. A hypothetical change of 100-basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by approximately $0.6 million for the quarter ended March 31, 2005.
     We are exposed to credit-related losses in the event of non-performance by counterparties to financial instruments including interest rate swaps, but we expect all counterparties to meet their obligations given their creditworthiness. As of March 31, 2005, we have $185 million of notional amount in outstanding interest rate swaps with third parties with maturities through November 2006 compared to $175.0 million as of the same period in 2004.
     We employ a foreign currency hedging strategy to minimize potential losses in earnings or cash flows from unfavorable foreign currency exchange rate movements. These strategies also minimize potential gains from favorable exchange rate movements. Foreign currency exposures arise from transactions, including firm commitments and anticipated transactions, denominated in a currency other than an entity’s functional currency and from foreign-denominated revenues and profits translated back into U.S. dollars. Based on a sensitivity analysis at March 31, 2005, a 10% adverse change in the foreign currency exchange rates could impact our results of operations by $2.4 million as shown below:

(Amounts in millions)
Euro	$1.0
Canadian dollar	0.3
Indian rupee	0.2
Swiss franc	0.2
Venezuelan bolivar	0.2
Singapore dollar	0.1
All other	0.4

Total	$2.4

     Exposures are hedged primarily with foreign currency forward contracts that generally have maturity dates less than one year. Company policy allows foreign currency coverage only for identifiable foreign currency exposures and, therefore, we do not enter into foreign currency contracts for trading purposes where the objective would be to generate profits. As of March 31, 2005, we have a U.S. dollar equivalent of $197.5 million in outstanding forward contracts with third parties compared with $119.2 million at March 31, 2004.
     Generally, we view our investments in foreign subsidiaries from a long-term perspective, and therefore, do not hedge these investments. We use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary.
     We realized losses associated with foreign currency translation of $8.7 million and $6.7 million for the quarters ended March 31, 2005 and 2004, respectively, which is included in other comprehensive loss. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of forward contracts that do not qualify for hedge accounting are included in our consolidated results of operations. We realized foreign currency losses of $2.5 million and $4.4 million for the quarters ended March 31, 2005 and 2004, respectively, which is included in other expense, net in the accompanying consolidated statements of operations, which primarily relate to changes in the fair values of forward contracts.

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
     In connection with the preparation of this Quarterly Report, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. In making this evaluation, our management considered the matters relating to the material weaknesses described in our 2004 Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2005.
     A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As more fully described in “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of our 2004 Annual Report, management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2004, which also existed as of March 31, 2005:
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
     In light of the material weaknesses identified above, we performed additional analyses and other procedures to ensure that our unaudited condensed consolidated financial statements included in this Quarterly Report were prepared in accordance with GAAP. As a result of these procedures, we believe that the unaudited condensed consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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
     We believe that these remediation efforts will continue to improve our internal control over financial reporting, as well as our disclosure controls and procedures. However, not all of the material weaknesses described above were remediated by December 31, 2005, our next reporting “as of” date under Section 404. Our management, with the oversight of our audit committee, will continue to take steps to remedy known material weaknesses as expeditiously as possible.
Changes in Internal Control over Financial Reporting
     There have been no material changes in our internal control over financial reporting during the three months ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
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
     On March 14, 2006, a shareholder derivative lawsuit was filed purportedly on our behalf in federal court in the Northern District of Texas. The lawsuit names as defendants Mr. Greer, Ms. Hornbaker, and current board members Mr. Coble, Mr. Haymaker, Jr., Mr. Kling, Mr. Rusnack, Mr. Johnston, Mr. Rampacek, Mr. Sheehan, Ms. Harris, Mr. Rollans and Mr. Bartlett. We are named as a nominal defendant. Based primarily on certain of the purported misstatements alleged in the above-described federal securities case, the plaintiff asserts claims against the defendants for breaches of fiduciary duty. The plaintiff alleges that the purported breaches of fiduciary duty occurred between 2000 and 2004. The plaintiff seeks on our behalf an unspecified amount of damages, disgorgement by Mr. Greer and Ms. Hornbaker of salaries, bonuses, restricted stock and stock options, and recovery of attorneys’ fees and costs. We strongly believe that the suit was improperly filed and have filed a motion seeking dismissal of the case.

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
     We believe that both the SEC and foreign authorities are investigating other companies from their actions arising from the Oil-for-Food program.
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
     In March 2006, we initiated a process to determine our compliance posture with respect to U.S. export control laws and regulations. Upon initial investigation, it appears that some product transactions and technology transfers may not technically been in compliance with U.S. export control laws and regulations and require further review. With assistance from outside counsel, we are currently involved in a systematic process to conduct further review which we believe will take about 18 months to complete given the complexity of the export laws and the scope of the investigation. Any potential violations of U.S. export control laws and regulations that are identified may result in civil or criminal penalties, including fines and/or other penalties. Because our review into this issue is ongoing, we are currently unable to determine the full extent of potential violations or the nature or amount of potential penalties to which we might be subject to in the future. Given that the resolution of this matter is uncertain at this time, we are not able to reasonably estimate the maximum amount of liability that could result from final resolution of this matter. We cannot currently predict whether the ultimate resolution of this matter will have a material adverse effect on our business, including our ability to do business outside the U.S., or on our financial condition.
     As of May 1, 2005, due to the non-current status of our filings with the SEC in accordance with the Securities Exchange Act of 1934, our Registration Statements on Form S-8 were no longer available to cover offers and sales of securities to our employees and other persons. Since that date, the acquisition of interests in our common stock fund under our 401(k) plan by plan participants may have been subject to the registration requirements of the Securities Act of 1933 or applicable state securities laws and may not have qualified for an available exemption from such requirements. Federal securities laws generally provide for a one-year rescission right for an investor who acquires unregistered securities in a transaction that is subject to registration and for which no exemption was available. As such, an investor successfully asserting a rescission right during the one-year time period has the right to require an issuer to repurchase the securities acquired by the investor at the price paid by the investor for the securities (or if such security has been disposed of, to receive damages with respect to any loss on such disposition), plus interest from the date of acquisition. These rights may apply to affected participants in our 401(k) plan. Based on our current stock price, we believe that our current potential liability for rescission claims is not material to our financial condition or results of operations; however, our potential liability could become material in the future if our stock price were to fall below participants’ acquisition prices for their interest in our stock fund during the one-year period following the unregistered acquisitions.

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
Item 1A. Risk Factors.
     There have been no material changes to the risk factors presented in “Item 1A. Risk Factors.” included in our 2005 Annual Report, filed with the SEC on June 30, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     As of May 1, 2005, due to the non-current status of our filings with the SEC in accordance with the Securities Exchange Act of 1934, our Registration Statements on Form S-8 were no longer available to cover offers and sales of securities to our employees and other persons. Since that date, the acquisition of interests in our common stock fund under our 401(k) plan by plan participants may have been subject to the registration requirements of the Securities Act of 1933 or applicable state securities laws and may not have qualified for an available exemption from such requirements. Federal securities laws generally provide for a one-year rescission right for an investor who acquires unregistered securities in a transaction that is subject to registration and for which no exemption was available. As such, an investor successfully asserting a rescission right during the one-year time period has the right to require an issuer to repurchase the securities acquired by the investor at the price paid by the investor for the securities (or if such security has been disposed of, to receive damages with respect to any loss on such disposition), plus interest from the date of acquisition. These rights may apply to affected participants in our 401(k) plan and their affected interest in this plan may involve up to 270,000 shares of our common stock acquired pursuant to the 401(k) plan during 2005 and an indeterminate number of shares acquired during 2006. Based on our current stock price, we believe that our current potential liability for rescission claims is not material to our financial condition or results of operations; however, our potential liability could become material in the future if our stock price were to fall below participants’ acquisition prices for their interest in our stock fund during the one-year period following the unregistered acquisitions.
     During the first quarter of 2005, we issued an aggregate of 222,710 shares of restricted stock to employees pursuant to the 2004 Stock Compensation Plan and 10,750 shares of restricted stock pursuant to the Flowserve Corporation 1998 Restricted Stock Plan. We believe these securities are not subject to registration under the “no sale” principle or were otherwise issued pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.
Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Number of
	Total Number	Weighted	Purchased as Part of	Shares That May Yet Be
	of Shares	Average Price	Publicly Announced	Purchased Under the
Period	Purchased (1)	Paid per Share	Plan (2)	Plan (2)
January 1-31, 2005	108	$25.53	N/A	N/A
February 1-28, 2005	—	—	N/A	N/A
March 1-31, 2005	4,418	25.21	N/A	N/A

Total	4,526	$24.91	N/A	N/A

(1)	Represents 108 shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards and 4,418 shares of common stock purchased by a rabbi trust that we established in connection with our director deferral plans pursuant to which non-employee directors may elect to defer directors’ cash compensation to be paid at a later date in the form of common stock.

(2)	We do not have a publicly announced program for repurchase of shares of our common stock.
Item 3. Defaults Upon Senior Securities.
     We did not seek or obtain a waiver under the indentures governing our 12.25% Senior Subordinated Notes with respect to our inability to timely file with the SEC the required reports and, prior to the refinancing of our 12.25% Senior Subordinated Notes in August 2005, were in default thereunder. However, our debt is properly classified as non-current in our balance sheet as we have demonstrated our ability and intent to obtain new long-term credit facilities in August 2005.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.

Item 6. Exhibits.
Set forth below is a list of exhibits included as part of this Quarterly Report:

Exhibit No.	Description
3.1	1988 Restated Certificate of Incorporation of The Duriron Company, Inc., filed as Exhibit 3.1 to Flowserve Corporation’s (f/k/a The Duriron Company) Annual Report on Form 10-K for the year ended December 31, 1988.

3.2	1989 Amendment to Certificate of Incorporation, filed as Exhibit 3.2 to Flowserve Corporation’s Annual Report on Form 10-K for the year ended December 31, 1989.

3.3	1996 Certificate of Amendment of Certificate of Incorporation, filed as Exhibit 3.4 to Flowserve Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995.

3.4	April 1997 Certificate of Amendment of Certificate of Incorporation, filed as part of Annex VI to the Joint Proxy Statement/ Prospectus, which is part of Flowserve Corporation’s Registration Statement on Form S-4, dated June 19, 1997.

3.5	July 1997 Certificate of Amendment of Certificate of Incorporation, filed as Exhibit 3.6 to Flowserve Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

3.6	Amended and Restated By-Laws of Flowserve Corporation, as amended, filed as Exhibit 3.9 to Flowserve Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.1	Flowserve Corporation Transitional Executive Security Plan, effective March 14, 2005, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of March 11, 2005.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWSERVE CORPORATION
(Registrant)

Date: July 27, 2006	/s/ Lewis M. Kling

Lewis M. Kling
President and Chief Executive Officer

Date: July 27, 2006	/s/ Mark A. Blinn

Mark A. Blinn
Vice President and Chief Financial Officer

Exhibits Index

Exhibit No.	Description
3.1	1988 Restated Certificate of Incorporation of The Duriron Company, Inc., filed as Exhibit 3.1 to Flowserve Corporation’s (f/k/a The Duriron Company) Annual Report on Form 10-K for the year ended December 31, 1988.

3.2	1989 Amendment to Certificate of Incorporation, filed as Exhibit 3.2 to Flowserve Corporation’s Annual Report on Form 10-K for the year ended December 31, 1989.

3.3	1996 Certificate of Amendment of Certificate of Incorporation, filed as Exhibit 3.4 to Flowserve Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995.

3.4	April 1997 Certificate of Amendment of Certificate of Incorporation, filed as part of Annex VI to the Joint Proxy Statement/ Prospectus, which is part of Flowserve Corporation’s Registration Statement on Form S-4, dated June 19, 1997.

3.5	July 1997 Certificate of Amendment of Certificate of Incorporation, filed as Exhibit 3.6 to Flowserve Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

3.6	Amended and Restated By-Laws of Flowserve Corporation, as amended, filed as Exhibit 3.9 to Flowserve Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.1	Flowserve Corporation Transitional Executive Security Plan, effective March 14, 2005, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of March 11, 2005.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.