Form 10-Q
period 2005-06-30
FLOWSERVE CORP
filed 2006-07-27
CIK 30625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
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

FLOWSERVE CORPORATION
FORM 10-Q

EXPLANATORY NOTE
     As a result of the significant delay in completing our Annual Report on Form 10-K for the year ended December 31, 2005 and the obligations regarding internal control certification under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we were unable to timely file with the Securities and Exchange Commission (“SEC”), this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (“Quarterly Report”) and certain other periodic reports. We continue to work toward becoming current in our quarterly filings with the SEC as soon as practicable after the filing of this Quarterly Report.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,
(Amounts in thousands, except per share data)	2005	2004
Sales	$691,165	$618,276
Cost of sales	468,463	426,578

Gross profit	222,702	191,698
Selling, general and administrative expense	166,399	148,768

Operating income	56,303	42,930
Interest expense	(19,861)	(19,612)
Interest income	618	304
Other expense, net	(5,866)	(1,036)

Earnings before income taxes	31,194	22,586
Provision for income taxes	12,633	15,629

Income from continuing operations	18,561	6,957
Discontinued operations, net of tax	(611)	(685)

Net earnings	$17,950	$6,272

Earnings (loss) per share:
Basic:
Continuing operations	$0.33	$0.12
Discontinued operations	(0.01)	(0.01)

Net earnings	$0.32	$0.11

Diluted:
Continuing operations	$0.33	$0.12
Discontinued operations	(0.01)	(0.01)

Net earnings	$0.32	$0.11

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended June 30,
(Amounts in thousands)	2005	2004
Net earnings	$17,950	$6,272

Other comprehensive (expense) income:
Foreign currency translation adjustments, net of tax	(16,438)	(7,625)
Cash flow hedging activity, net of tax	(142)	3,191

Other comprehensive loss	(16,580)	(4,434)

Comprehensive (loss) income	$1,370	$1,838

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended June 30,
(Amounts in thousands, except per share data)	2005	2004
Sales	$1,307,283	$1,195,335
Cost of sales	893,438	830,643

Gross profit	413,845	364,692
Selling, general and administrative expense	331,715	282,257

Operating income	82,130	82,435
Interest expense	(39,896)	(39,571)
Interest income	1,462	564
Other expense, net	(8,579)	(4,839)

Earnings before income taxes	35,117	38,589
Provision for income taxes	13,658	24,208

Income from continuing operations	21,459	14,381
Discontinued operations, net of tax	(7,523)	(967)

Net earnings	$13,936	$13,414

Earnings (loss) per share:
Basic:
Continuing operations	$0.39	$0.26
Discontinued operations	(0.14)	(0.02)

Net earnings	$0.25	$0.24

Diluted:
Continuing operations	$0.38	$0.26
Discontinued operations	(0.13)	(0.02)

Net earnings	$0.25	$0.24

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Six Months Ended June 30,
(Amounts in thousands)	2005	2004
Net earnings	$13,936	$13,414

Other comprehensive (expense) income:
Foreign currency translation adjustments, net of tax	(25,146)	(14,313)
Cash flow hedging activity, net of tax	818	407

Other comprehensive loss	(24,328)	(13,906)

Comprehensive loss	$(10,392)	$(492)

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Amounts in thousands, except per share data)	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$41,191	$63,759
Restricted cash	1,736	—
Accounts receivable, net of allowance for doubtful accounts of $7,702 and $7,281, respectively	434,045	462,120
Inventories, net	403,152	388,402
Deferred taxes	108,288	81,225
Prepaid expenses and other	66,625	54,162

Total current assets	1,055,037	1,049,668
Property, plant and equipment, net of accumulated depreciation of $444,026 and $444,976, respectively	401,558	432,809
Goodwill	847,567	865,351
Deferred taxes	17,748	10,430
Other intangible assets, net	149,580	157,893
Other assets, net	118,211	117,884

Total assets	$2,589,701	$2,634,035

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$289,646	$316,545
Accrued liabilities	337,097	347,766
Debt due within one year	106,972	44,098
Deferred taxes	5,517	—

Total current liabilities	739,232	708,409
Long-term debt due after one year	584,455	657,746
Retirement obligations and other liabilities	395,760	397,655
Shareholders’ equity:
Serial preferred stock, $1.00 par value, 1,000 shares authorized, no shares issued	—	—
Common shares, $1.25 par value	72,018	72,018
Shares authorized – 120,000
Shares issued – 57,614
Capital in excess of par value	475,872	472,180
Retained earnings	448,264	434,328

	996,154	978,526
Treasury shares, at cost – 1,829 and 2,146 shares, respectively	(41,115)	(48,171)
Deferred compensation obligation	6,457	6,784
Accumulated other comprehensive loss	(91,242)	(66,914)

Total shareholders’ equity	870,254	870,225

Total liabilities and shareholders’ equity	$2,589,701	$2,634,035

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Amounts in thousands)	2005	2004
Cash flows — Operating activities:
Net earnings	$13,936	$13,414
Adjustments to reconcile net earnings to net cash (used) provided by operating activities:
Depreciation	31,395	30,937
Amortization	5,245	5,510
Amortization of deferred loan costs and discount	2,424	2,525
Write-off of unamortized deferred loan costs and discount	—	85
Net loss on the disposition of assets	396	144
Equity compensation expense	9,568	148
Equity income, net of dividends received	(3,435)	4,585
Impairment of assets	5,905	—
Change in assets and liabilities, net of acquisitions:
Accounts receivable, net	1,643	3,459
Inventories, net	(35,112)	(20,974)
Prepaid expenses and other	(12,531)	(4,287)
Other assets, net	2,981	(4,375)
Accounts payable	(4,389)	5,981
Accrued liabilities and income taxes payable	3,025	(1,689)
Retirement obligations and other liabilities	(5,927)	1,776
Net deferred taxes	(17,724)	(1,149)

Net cash flows (used) provided by operating activities	(2,600)	36,090

Cash flows — Investing activities:
Capital expenditures	(17,885)	(20,810)
Cash received for disposal of assets	—	3,626
Cash paid for acquisition	—	(9,429)
Change in restricted cash	(1,736)	—

Net cash flows used by investing activities	(19,621)	(26,613)

Cash flows — Financing activities:
Net borrowings (repayments) under other financing arrangements	1,070	(720)
Payments on long-term debt	—	(37,479)
Proceeds from stock option activity	1,111	1,116

Net cash flows provided (used) by financing activities	2,181	(37,083)
Effect of exchange rate changes on cash	(2,528)	(1,466)

Net change in cash and cash equivalents	(22,568)	(29,072)
Cash and cash equivalents at beginning of year	63,759	53,522

Cash and cash equivalents at end of period	$41,191	$24,450

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Accounting Policies
Basis of Presentation
     The accompanying condensed consolidated balance sheet as of June 30, 2005, and the related condensed consolidated statements of income and comprehensive (loss) income for the three and six months ended June 30, 2005 and 2004 are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements have been made.
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
     Awards of restricted stock are valued at the market price of our common stock on the grant date and recorded as unearned compensation within shareholders’ equity. The unearned compensation is amortized to compensation expense over the vesting period of the restricted stock. We had unearned compensation of $8.2 million and $5.2 million at June 30, 2005 and December 31, 2004, respectively. These amounts will be recognized into net earnings in prospective periods.
     The following table illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to all stock-based employee compensation, calculated using the Black-Scholes option-pricing model.

	Three Months Ended June 30,
(Amounts in thousands, except per share data)	2005	2004
Net earnings, as reported	$17,950	$6,272
Restricted stock compensation expense included in net earnings, net of related tax effects	1,685	136
Less: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2,522)	(593)

Pro forma net earnings	$17,113	$5,815

Net earnings per share — basic:
As reported	$0.32	$0.11
Pro forma	0.31	0.11
Net earnings per share — diluted:
As reported	$0.32	$0.11
Pro forma	0.30	0.10

	Six Months Ended June 30,
(Amounts in thousands, except per share data)	2005	2004
Net earnings, as reported	$13,936	$13,414
Restricted stock compensation expense included in net earnings, net of related tax effects	2,426	97
Less: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(3,720)	(1,012)

Pro forma net earnings	$12,642	$12,499

Net earnings per share — basic:
As reported	$0.25	$0.24
Pro forma	0.23	0.23
Net earnings per share — diluted:
As reported	$0.25	$0.24
Pro forma	0.22	0.23
     The above pro forma disclosures may not be representative of effects for future years, since the determination of the fair value of stock options granted includes an expected volatility factor and additional option grants are expected to be made each year.
Other Accounting Policies
     Our significant accounting policies, for which no significant changes have occurred in the quarter ended June 30, 2005, are detailed in Note 1 of our 2005 Annual Report.
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
Pronouncements Not Yet Implemented
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of the compensation cost is to be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are to be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” and supersedes APB No. 25. SFAS No. 123(R) is effective for public companies as of the first interim or annual reporting period of the first fiscal year beginning after June 15, 2005. We adopted SFAS No. 123(R) effective January 1, 2006 using the modified prospective transition method. The specific magnitude of the impact of SFAS No. 123(R) on our results of operations for the year ended December 31, 2006 cannot be predicted at this time because it will depend on levels of share-based incentive awards granted in the future, as well as the effect of the pending modification discussed in Note 5. However, had we adopted SFAS No. 123(R) in prior periods, the impact would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in “Stock-Based Compensation” above.
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
2. Discontinued Operations
     General Services Group — During the first quarter of 2005 we made a definitive decision to divest certain non-core service operations, collectively called the General Services Group (“GSG”), and accordingly, evaluated impairment pursuant to a held for sale concept as opposed to the previously held and used concept. As part of our decision to sell, we allocated

$12.3 million of goodwill to GSG based on its relative fair value to the total reporting unit’s estimated fair value. We recognized impairment charges aggregating $30.1 million during 2005, of which $0 and $5.9 million was recorded in the three and six months ended June 30, 2005, relating to GSG as the number of potential buyers diminished to one purchaser during the bidding process and the business underperformed during the year due to the pending sale. Effective December 31, 2005, we sold GSG to Furmanite, a unit of Dallas-based Xanser Corporation for approximately $16 million in gross cash proceeds, including $2 million held in escrow pending final settlement, subject to final working capital adjustments, excluding approximately $12 million of net accounts receivable, generating a pre-tax loss of $3.8 million, which was recognized in the fourth quarter of 2005. The pre-tax loss on the sale of GSG is subject to final working capital adjustments, which remain under negotiation. The outcome of such negotiations could result in a change in the ultimate loss on sale in the period of resolution. We used approximately $11 million of the net cash proceeds to reduce our indebtedness in January 2006. We have allocated estimated interest expense related to this repayment to each period presented based upon then prevailing interest rates. As a result of this sale, we have presented the results of operations of GSG as discontinued operations for all periods presented.
     GSG generated the following results of operations:

	Three Months Ended June 30,
(Amounts in millions)	2005	2004
Sales	$27.3	$30.2
Cost of sales	21.2	24.2
Selling, general and administrative expense	7.1	6.9
Interest expense	0.2	0.1
Other expense, net	—	(0.2)

Earnings before income taxes	(1.2)	(1.2)
Income tax benefit	(0.6)	—

Results for discontinued operations, net of tax	$(0.6)	(1.2)

	Six Months Ended June 30,
(Amounts in millions)	2005	2004
Sales	$54.7	$58.3
Cost of sales	43.6	46.4
Selling, general and administrative expense	20.0	13.5
Interest expense	0.4	0.3
Other expense, net	(0.1)	(0.1)

Earnings before income taxes	(9.4)	(2.0)
Income tax benefit	(1.9)	(0.4)

Results for discontinued operations, net of tax	$(7.5)	$(1.6)

     GSG’s assets and liabilities have been reclassified to prepaid expenses and other, other assets, net and accounts payable to reflect discontinued operations. As of June 30, 2005 and December 31, 2004, GSG’s assets and liabilities consisted of the following:

	June 30,	December 31,
(Amounts in millions)	2005	2004
Accounts receivable, net	$22.0	$23.0
Inventory, net	13.6	13.3
Prepaid expenses and other	0.5	0.4

Total current assets	36.1	36.7
Property, plant and equipment, net	15.9	17.5
Other intangible assets, net	0.1	0.1

Total assets (1)	$52.1	$54.3

Accounts payable	$5.9	$8.3
Accrued liabilities	3.3	1.7

Total current liabilities	9.2	10.0
Long-term liabilities	0.1	0.1

Total liabilities (2)	$9.3	$10.1

(1)	Excludes $12.3 million of goodwill allocated to GSG upon classification of GSG as assets held for sale.

(2)	Excludes $10.9 million of debt retired with net proceeds from the sale of GSG.
     Government Marine Business Unit — In the first quarter of 2004, we made a definitive decision to sell our Government Marine Business Unit (“GMBU”), a business within our Flowserve Pump Division (“FPD”). As a result, we reclassified the operation to discontinued operations in the first quarter of 2004. In November 2004, we sold GMBU to Curtiss-Wright Electro-Mechanical Corporation for approximately $28 million, generating a pre-tax gain of $7.4 million after the allocation of approximately $8 million of FPD goodwill and $1 million of intangible assets. GMBU, which provided pump technology and service for U.S. Navy submarines and aircraft carriers, did not serve our core market and represented only a small part of our total pump business. We used net proceeds from the disposition of GMBU to reduce our outstanding indebtedness. As a result of this sale, we have presented the assets, liabilities and results of operations of the GMBU as discontinued operations for all periods included.
     GMBU generated the following results of operations:

Three Months
Ended June 30,
(Amounts in millions)	2004
Sales	$5.9
Cost of sales	4.4
Selling, general and administrative expense	0.7

Earnings before income taxes	0.8
Provision for income taxes	0.3

Results for discontinued operations, net of tax	$0.5

Six Months
Ended June 30,
(Amounts in millions)	2004
Sales	$11.6
Cost of sales	9.2
Selling, general and administrative expense	1.5

Earnings before income taxes	0.9
Provision for income taxes	0.3

Results for discontinued operations, net of tax	$0.6

3. Acquisition
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
4. Goodwill

	Flowserve	Flow	Flow
(Amounts in thousands)	Pump	Solutions	Control	Total

Balance as of December 31, 2004	$459,896	$33,618	$371,837	$865,351
Impairment of GSG (1)	—	—	(5,905)	(5,905)
Currency translation	(2,836)	(1,973)	(7,070)	(11,879)

Balance as of June 30, 2005	$457,060	$31,645	$358,862	$847,567

(1)	As discussed in Note 2 above, in the first quarter of 2005 we classified GSG as a discontinued operation, and we allocated goodwill of $12.3 million to GSG. Based on the fair value of GSG at March 31, 2005, we recorded a goodwill impairment of $5.9 million. No additional goodwill impairment was recorded during the three months ended June 30, 2005.
5. Stock Plans
     During 2005, we made a number of modifications to our stock plans, including the acceleration of the vesting of certain restricted stock grants and outstanding options, as well as the extension of the exercise period associated with certain outstanding options. These modifications resulted from severance agreements with former executives and from our decision to temporarily suspend option exercises. As a result of the modifications primarily related to severance agreements with former executives, we recorded additional compensation expenses in 2005 of approximately $7.2 million, of which $6.2 million was recorded in both the three and six months ended June 30, 2005, based upon the intrinsic values of the awards on the dates the modifications were made.
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
     The earlier extension actions also extended the option exercise period available following separation from employment for reasons of death, disability and termination not for cause or certain voluntary separations. These separate extensions were partially rescinded at the December 14, 2005, meeting of the Organization and Compensation Committee of the Board of Directors, and as so revised are currently effective and not subject to shareholder approval. The exercise period available following such employment separations has been extended to the later of (i) 30 days after the options first became exercisable when our SEC filings have become current and an effective Registration Statement on Form S-8 has been filed with the SEC, or (ii) the period available for exercise following separation from employment under the terms of the option as originally granted. This extension is considered for financial reporting purposes as a stock modification subject to the recognition of a non-cash compensation change in accordance with APB No. 25 of $1.0 million in 2005, none of which was recorded in the six months ended June 30, 2005. The extension of the exercise period following separation from employment does not apply to option exercise periods governed by a separate separation contract or agreement.
6. Derivative Instruments and Hedges
     We enter into forward contracts to hedge our risk associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction. Our risk management and derivatives policy specify the conditions in which we enter into derivative contracts. As of June 30, 2005, we have approximately $127.7 million of notional amount in outstanding contracts with third parties. As of June 30, 2005, the maximum length of any forward contract in place was 18 months.
     Certain of our forward contracts do not qualify for hedge accounting. The fair value of these outstanding forward contracts at June 30, 2005 was a liability of $3.0 million and an asset of $3.4 million at December 31, 2004. Unrealized losses from the changes in the fair value of these forward contracts of $3.8 million and $0.6 million for the quarters ended June 30, 2005 and 2004, respectively, and $5.6 million and $4.6 million for the six months ended June 30, 2005 and 2004, respectively, are included in other expense, net in the consolidated statements of operations. The fair value of outstanding forward contracts qualifying for hedge accounting was a liability of $0.4 million and $2.3 million at December 31, 2004. Unrealized gains (losses) from the changes in the fair value of qualifying forward contracts and the associated underlying exposures of $(0.3) million and $50,000, net of tax, for the quarters ended June 30, 2005 and 2004, respectively, and $(0.1) million and $134,000, net of tax, for the six months ended June 30, 2005 and 2004, respectively, are included in other comprehensive income (loss).
     Also as part of our risk management program, we enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. As of June 30, 2005, we had $75.0 million of notional amount in outstanding interest rate swaps with third parties. As of June 30, 2005, the maximum remaining length of any interest rate contract in place was approximately 17 months. The fair value of the interest rate swap agreements was a liability of $2.1 million and $3.4 million at June 30, 2005 and December 31, 2004, respectively. Unrealized gains (losses) from the changes in fair value of our interest rate swap agreements, net of reclassifications, of $0.2 million and $(2.0) million, net of tax, for the quarters ended June 30, 2005 and 2004, respectively, and $0.9 million and $(0.3) million, net of tax, for the six months ended June 30, 2005 and 2004, respectively, are included in other comprehensive (loss) income.
     During the third quarter of 2004, we entered into a compound derivative contract to hedge exposure to both currency translation and interest rate risks associated with our European Investment Bank (“EIB”) loan. The notional amount of the derivative was $85 million, and it served to convert floating rate interest rate risk to a fixed rate, as well as U.S. dollar currency risk to Euros. The derivative matures in 2011. At June 30, 2005, the fair value of this derivative was a liability of $7.6 million. This derivative did not qualify for hedge accounting. The unrealized loss on the derivative, offset with the foreign currency translation gain on the underlying loan aggregates to $2.5 million and $2.7 million for the three and six months ended June 30, 2005, and is included in other expense, net in the consolidated statements of operations.
     We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under forward contracts and interest rate swap agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.

7. Debt
     Debt, including capital lease obligations, consisted of:

	June 30,	December 31,
(Amounts in thousands)	2005	2004
Term Loan Tranche A:
U.S. Dollar Tranches, interest rate of 5.25% in 2005 and 5.02% in 2004	$76,240	$76,240
Euro Tranche, interest rate of 4.65% in 2005 and 4.69% in 2004	11,826	13,257
Term Loan Tranche C, interest rate of 6.22% in 2005 and 5.20% in 2004	233,851	233,851
Senior Subordinated Notes, net of discount, coupon of 12.25%:
U.S. Dollar denominated	187,137	187,004
Euro denominated	78,093	87,484
EIB loan, interest rate of 3.32% in 2005 and 2.39% in 2004	85,000	85,000
Receivable securitization and factoring obligations	17,371	17,635
Capital lease obligations and other	1,909	1,373

Debt and capital lease obligations	691,427	701,844
Less amounts due within one year	106,972	44,098

Total debt due after one year	$584,455	$657,746

2000 Credit Facilities
     As of June 30, 2005 and December 31, 2004, our credit facilities were composed of Tranche A and Tranche C term loans and a revolving line of credit. Tranche A consisted of a United States (“U.S.”) dollar denominated tranche and a Euro denominated tranche, the latter of which was a term note due in 2006. We refer to these credit facilities collectively as our 2000 Credit Facilities. During the six months ended June 30, 2005, we made no debt payments.
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
     As part of the 2000 Credit Facilities, we also had a $300 million revolving line of credit that was set to expire in June 2006. The revolving line of credit allows us to issue up to $200 million in letters of credit. We had outstanding letters of credit of $51.4 million at June 30, 2005, which reduced borrowing capacity to $248.6 million, compared with a borrowing capacity of $248.7 million at December 31, 2004.
     We were required, under certain circumstances as defined in the 2000 Credit Facilities, to use a percentage of excess cash generated from operations to reduce the outstanding principal of the term loans in the following year. Based upon the annual calculations performed at December 31, 2004, no additional principal payments became due in 2005 under this provision. Amounts outstanding under the 2000 Credit Facilities were repaid in August 2005 using the proceeds from the New Credit Facilities as discussed in Note 14.
Senior Subordinated Notes
     At June 30, 2005, we had $188.5 million and €65.0 million (equivalent to $78.7 million at June 30, 2005) face value of Senior Subordinated Notes outstanding. The Senior Subordinated Notes were originally issued in 2000 at a discount to yield 12.5%, but have a coupon interest rate of 12.25%. Interest on these notes was payable semi-annually in February and August. In August 2005, all remaining Senior Subordinated Notes outstanding were called by us at 106.125% of face value as specified in the loan agreement and repaid, along with accrued interest as disclosed in Note 14.

EIB Credit Facility
     On April 14, 2004, we and one of our European subsidiaries, Flowserve B.V., entered into an agreement with European Investment Bank (“EIB”), pursuant to which EIB agreed to loan us up to €70 million, with the ability to draw funds in multiple currencies, to finance in part specified research and development projects undertaken by us in Europe. Borrowings under the EIB credit facility bear interest at a fixed or floating rate of interest agreed to by us and EIB with respect to each borrowing under the facility. Loans under the EIB credit facility are subject to mandatory repayment, at EIB’s discretion, upon the occurrence of certain events, including a change of control or prepayment of certain other indebtedness. In addition, the EIB credit facility contains covenants that, among other things, limit our ability to dispose of assets related to the financed project and require us to deliver to EIB our audited annual financial statements within 30 days of publication. In August 2004, we borrowed $85 million at a floating interest rate based on 3-month U.S. LIBOR that resets quarterly. As of June 30, 2005, the interest rate was 3.32%. The maturity of the loan is June 15, 2011, but may be repaid at any time without penalty. Our obligations under the EIB credit facility are guaranteed by a letter of credit outstanding under our New Credit Facilities.
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
     To obtain financing, Flowserve US Inc. transferred certain receivables to FRC, which was formed solely for this accounts receivable securitization program. Pursuant to the RPA, FRC then sold undivided purchaser interests in these receivables to Jupiter, which then pooled these interests with other unrelated interests and issued short-term commercial paper, which was repaid from cash flows generated by collections on the receivables. Flowserve US Inc. continued to service the receivables for a servicing fee of 0.5% of the average net receivable balance. No servicing liability was recognized at December 31, 2004 because the amount was immaterial due to the short-term average collection period of the securitized receivables. FRC has no recourse against Flowserve US Inc. for failure of the debtors to pay when due. As of December 31, 2004, FRC had secured $60 million in financing under the program. The proceeds were used to repay $16 million and $44 million of Tranche A and Tranche C bank term loans, respectively, outstanding under our 2000 Credit Facilities. As of June 30, 2005, FRC had repaid $7.0 million and had outstanding financing under the program of $53.0 million.
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
     FRC retains a subordinate interest in the receivables, which represents the amount in excess of purchaser interests transferred to Jupiter. As of June 30, 2005 the short-term portion of $85.8 million of this subordinate interest is included in accounts receivable, net on the consolidated balance sheet. The long-term portion of $2.9 million of this subordinate interest is included in the other assets, net on the consolidated balance sheet. Our retained interest in the receivables is recorded at the present value of its estimated net realizable value based on an assumed days sales outstanding (“DSO”) of 60 days and a discount rate of 4.9%.
     During the second quarter of 2005 Flowserve US Inc. transferred $230.6 million of receivables to FRC which then sold undivided purchaser interests in the receivables to Jupiter. In the first quarter of 2005, FRC collected $224.3 million in cash that was used to purchase additional receivables from Flowserve US Inc. and return invested capital to Flowserve US Inc. Losses on the sales of purchaser interests totaled $0.6 million and $1.0 million for the three and six months ended June 30, 2005, respectively. FRC also recorded interest expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2005, respectively, related to the $11.3 million in debt recognized pursuant to SFAS No. 140.
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
Debt Covenants
     Our 2000 Credit Facilities that have now been refinanced as discussed in Note 14, the letter of credit facility guaranteeing our EIB credit facility, and the agreements governing our domestic receivables program required us to submit audited annual financial statements to the lenders within 100 days of year-end. In addition, the indentures governing our 12.25% Senior Subordinated Notes required us to timely file with the SEC our annual and quarterly reports. As a consequence of delays stemming from the restatement of our prior period financial statements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 Annual Report”), we were unable to provide the audited financial statements within the specified period of time. Prior to the refinancing of our 2000 Credit Facilities and domestic receivables program and the replacement of the letter of credit guaranteeing the EIB credit facility we obtained waivers thereunder extending the deadline for the delivery of our financial statements. We did not seek or obtain a waiver under the indentures governing our 12.25% Senior Subordinated Notes with respect to our inability to timely file with the SEC the required reports and, prior to the refinancing of our 12.25% Senior Subordinated Notes, were in default thereunder. As of June 30, 2005, we determined that we did not comply with some of the financial covenants in our 2000 Credit Facilities. We believe that we could have undertaken readily available actions to maintain compliance or obtained a waiver or amendment of the 2000 Credit Facilities had the 2004 results been known. The scheduled maturities under the 2000 Credit Facilities due beyond June 30, 2006 are properly classified as non-current liabilities in the consolidated balance sheets as we demonstrated our ability and intent to obtain new long-term credit facilities in August 2005, which is more fully described in Note 14.
8. Inventories
     Inventories are stated at lower of cost or market. Cost is determined for principally all U.S. inventories by the LIFO method and for other inventories by the first-in, first-out (“FIFO”) method.
     Inventories and the method of determining costs were:

	June 30,	December 31,
(Amounts in thousands)	2005	2004
Raw materials	$122,587	$123,149
Work in process	218,482	197,850
Finished goods	224,939	214,929
Less: Progress billings	(68,868)	(59,048)
Less: Excess and obsolete reserve	(60,263)	(58,181)

	436,877	418,699
LIFO reserve	(33,725)	(30,297)

Net inventory	$403,152	$388,402

Percent of inventory accounted for by:
LIFO	45%	42%
FIFO	55%	58%

9. Earnings Per Share
     Basic and diluted earnings per weighted average share outstanding were calculated as follows:

	Three Months Ended June 30,
(Amounts in thousands, except per share amounts)	2005	2004
Income from continuing operations	$18,561	$6,957

Net earnings	$17,950	$6,272

Denominator for basic earnings per share — weighted average shares	55,610	55,207
Effect of potentially dilutive securities	1,027	322

Denominator for diluted earnings per share — weighted average shares	56,637	55,529

Net earnings per share:
Basic:
Continuing operations	$0.33	$0.12
Net earnings	0.32	0.11
Diluted:
Continuing operations	$0.33	$0.12
Net earnings	0.32	0.11

	Six Months Ended June 30,
(Amounts in thousands, except per share amounts)	2005	2004
Income from continuing operations	$21,459	$14,381

Net earnings	$13,936	$13,414

Denominator for basic earnings per share — weighted average shares	55,478	55,165
Effect of potentially dilutive securities	942	295

Denominator for diluted earnings per share — weighted average shares	56,420	55,460

Net earnings per share:
Basic:
Continuing operations	$0.39	$0.26
Net earnings	0.25	0.24
Diluted:
Continuing operations	$0.38	$0.26
Net earnings	0.25	0.24
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

11. Retirement and Postretirement Benefits
     Components of the net periodic cost (benefit) for the three months ended June 30, 2005 and 2004 were as follows:

	U.S.		Non-U.S.		Postretirement
	Defined Benefit Plans		Defined Benefit Plans		Medical Benefits
(Amounts in millions)	2005	2004	2005	2004	2005	2004
Net periodic cost (benefit)
Service cost	$3.7	$3.5	$0.8	$0.9	$—	$0.1
Interest cost	3.9	3.8	2.6	2.2	1.0	1.3
Expected return on plan assets	(4.1)	(4.3)	(1.4)	(1.1)	—	—
Curtailments/settlements	(0.1)	—	—	—	—	—
Amortization of unrecognized net loss	1.3	0.6	0.3	0.3	0.2	0.4
Amortization of prior service costs/ (benefit)	(0.4)	(0.3)	—	—	(1.0)	(0.8)

Net cost recognized	$4.3	$3.3	$2.3	$2.3	$0.2	$1.0

     Components of the net periodic cost (benefit) for the six months ended June 30, 2005 and 2004 were as follows:

	U.S.		Non-U.S.		Postretirement
	Defined Benefit Plans		Defined Benefit Plans		Medical Benefits
(Amounts in millions)	2005	2004	2005	2004	2005	2004
Net periodic cost (benefit)
Service cost	$7.4	$6.9	$1.7	$1.7	$0.1	$0.1
Interest cost	7.8	7.7	5.1	4.4	2.1	2.7
Expected return on plan assets	(8.2)	(8.7)	(2.9)	(2.2)	—	—
Curtailments/settlements	(0.2)	—	—	—	—	—
Amortization of unrecognized net loss	2.5	1.3	0.7	0.6	0.3	0.7
Amortization of prior service costs/ (benefit)	(0.7)	(0.6)	—	—	(2.1)	(1.6)

Net cost recognized	$8.6	$6.6	$4.6	$4.5	$0.4	$1.9

     Components of the net periodic cost (benefit) for the six months ended June 30, 2005 and 2004 were as follows:
12. Income Taxes
     For the three months ended June 30, 2005, we earned $31.2 million before taxes and provided for income taxes of $12.6 million, resulting in an effective tax rate of 40.5%. For the six months ended June 30, 2005, we earned $35.1 million before taxes and provided for income taxes of $13.7 million, resulting in an effective tax rate of 38.9%. The effective tax rate varied from the U.S. federal statutory rate for the three and six months ended June 30, 2005 primarily due to the net impact of foreign operations.
     For the three months ended June 30, 2004, we earned $22.6 million before taxes and provided for income taxes of $15.6 million, resulting in an effective tax rate of 69.2%. For the six months ended June 30, 2004, we earned $38.6 million before taxes and provided for income taxes of $24.2 million, resulting in an effective tax rate of 62.7%. The effective tax rate varied from the U.S. federal statutory rate for the three and six months ended June 30, 2004 primarily due to increased foreign losses for which valuation allowances had been established and the impact of increased foreign earnings repatriation used to pay down U.S. debt.
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
Three Months Ended June 30, 2005

				Subtotal –
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in thousands)	Pump	Solutions	Control	Segments	All Other	Total
Sales to external customers	$359,099	$103,126	$227,674	$689,899	$1,266	$691,165
Intersegment sales	1,140	8,775	1,177	11,092	(11,092)	—
Segment operating income	37,749	24,234	26,171	88,154	(31,851)	56,303
Three Months Ended June 30, 2004

				Subtotal –
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in thousands)	Pump	Solutions	Control	Segments	All Other	Total
Sales to external customers	$317,574	$89,721	$209,528	$616,823	$1,453	$618,276
Intersegment sales	1,308	8,154	1,019	10,481	(10,481)	—
Segment operating income	22,542	18,576	21,956	63,074	(20,144)	42,930
Six Months Ended June 30, 2005

				Subtotal –
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in thousands)	Pump	Solutions	Control	Segments	All Other	Total
Sales to external customers	$670,905	$197,654	$436,407	$1,304,966	$2,317	$1,307,283
Intersegment sales	2,230	17,098	1,974	21,302	(21,302)	—
Segment operating income	55,384	42,885	46,175	144,444	(62,314)	82,130
Six Months Ended June 30, 2004

				Subtotal –
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in thousands)	Pump	Solutions	Control	Segments	All Other	Total
Sales to external customers	$613,147	$177,559	$401,877	$1,192,583	$2,752	$1,195,335
Intersegment sales	2,965	15,154	2,353	20,472	(20,472)	—
Segment operating income	41,139	35,763	34,947	111,849	(29,414)	82,435
14. Subsequent Events
Financing Matters
     In March 2005, we obtained consents from our major lenders that enhanced our flexibility under our 2000 Credit Facilities to among other things permit the August 2005 refinancing of our 2000 Credit Facilities and the repurchase of our 12.25% Senior Subordinated Notes. On August 12, 2005, we entered into credit facilities comprised of a $600 million term loan expiring on August 10, 2012 and a $400 million revolving line of credit, which can be utilized to provide up to $300 million in letters of credit, expiring on August 12, 2010. We refer to these credit facilities collectively as our New Credit

Facilities. The proceeds of borrowings under our New Credit Facilities were used to call our 12.25% Senior Subordinated Notes and retire our indebtedness outstanding under our 2000 Credit Facilities. We also replaced the letter of credit agreement guaranteeing our obligations under the EIB credit facility, described in Note 7, with a letter of credit issued under the new revolving line of credit.
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
Other Matters
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
RECENT DEVELOPMENTS
     In an effort to better align our business portfolio with our core strategic objectives, in the first quarter of 2005, we made a definitive decision to divest the General Services Group (“GSG”), non-core service operations which provide online repair and other third-party services, and we engaged an investment banking firm to commence marketing. As a result, we reclassified the group to discontinued operations in the first quarter of 2005. Sales for GSG were $103 million and $116 million in 2005 and 2004, respectively. We performed an impairment analysis of GSG at March 31, 2005 on a held for sale basis and, after the allocation of goodwill, we recognized an impairment charge of $5.9 million during the first quarter of 2005. The initial estimated fair value at March 31, 2005 was based upon investment banker’s valuation of GSG’s estimated fair value as well as initial bids received from potential purchasers. As the year progressed, the number of potential buyers diminished to one potential purchaser and the business underperformed due to the pending sale. As a result, the lone bidder reduced its initial offer and accordingly, we recognized additional impairment charges aggregating $24.2 million throughout 2005, for total impairment charges in 2005 of approximately $30.1 million, none of which was recorded in the second quarter. GSG was sold on December 31, 2005 for approximately $16 million in gross cash proceeds, including $2 million held in escrow pending final settlement, subject to final working capital adjustments that remain under negotiation, while retaining approximately $12 million of net accounts receivable. We used approximately $11 million of the net cash proceeds to reduce our outstanding indebtedness in January 2006.
     For further discussion of other recent developments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” included in our 2005 Annual Report.
RESULTS OF OPERATIONS — Three and Six Months ended June 30, 2005 and 2004
Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended June 30,
(Amounts in millions)	2005	2004

Bookings	$723.3	$670.2
Sales	691.2	618.3
Backlog	865.9	872.5

	Six Months Ended June 30,
(Amounts in millions)	2005	2004

Bookings	$1,435.8	$1,333.0
Sales	1,307.3	1,195.3
Backlog	865.9	872.5
     We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacture, service or support. Bookings for the three months ended June 30, 2005 increased by $37.0 million, or 5.5%, excluding currency benefits of approximately $16 million, as compared with the same period in 2004. Bookings for the six months ended June 30, 2005 increased by $68.4 million, or 5.1%, excluding currency benefits of approximately $34 million, as compared with the same period in 2004. The increase in the second quarter is primarily attributable to improvements in major valve markets. The increase for the six-month period is primarily attributable to improvements in the oil and gas, power, and water pump markets in Europe, the Middle East, and Africa (“EMA”). Both the three and six-month periods benefited from the emphasis on, and development of, longer term customer alliance programs in our Flow Solutions Division.
     Sales for the three months ended June 30, 2005 increased by $56.9 million, or 9.2%, excluding currency benefits of approximately $16 million, as compared with the same period in 2004. Sales for the six months ended June 30, 2005 increased by $79.6 million, or 6.7%, excluding currency benefits of approximately $32 million, as compared with the same period in 2004. The increases are attributable to increased sales across all three of our divisions, including increased sales of engineered products and services by our Flowserve Pump Division, improvements in major valve markets for our Flow Control Division, and improved markets and development of customer alliance programs in our Flow Solutions Division.
     Net sales to international customers, including export sales from the U.S., were 64% of sales for both the three and six months ended June 30, 2005 compared with 68% in the same periods in 2004. The primary factor for the decrease in 2005 was weaker non-U.S. currencies.
     Backlog represents the accumulation of uncompleted customer orders. Backlog at June 30, 2005 increased by $37.9 million, or 4.3%, excluding negative currency effects of approximately $44 million, as compared with June 30, 2004. The backlog increase compared with the prior year resulted from increased bookings during the first half of 2005.
Gross Profit and Gross Profit Margin

	Three Months Ended June 30,
(Amounts in millions)	2005	2004

Gross profit	$222.7	$191.7
Gross profit margin	32.2%	31.0%

	Six Months Ended June 30,
(Amounts in millions)	2005	2004

Gross profit	$413.8	$364.7
Gross profit margin	31.7%	30.5%
     Gross profit margin of 32.2% for the three months ending June 30, 2005 increased from 31.0% for the same period in 2004. Gross profit margin of 31.7% for the six months ending June 30, 2005 increased from 30.5% for the same period in 2004. The increases are primarily attributable to increased sales by our Flowserve Pump Division of engineered products and services, which generally have a higher margin.

Selling, General and Administrative Expense (“SG&A”)

	Three Months Ended June 30,
(Amounts in millions)	2005	2004

SG&A expense	$166.4	$148.8
SG&A expense as a percentage of sales	24.1%	24.1%

	Six Months Ended June 30,
(Amounts in millions)	2005	2004

SG&A expense	$331.7	$282.3
SG&A expense as a percentage of sales	25.4%	23.6%
     SG&A for the three months ended June 30, 2005 increased by $14.6 million, or 9.8%, excluding currency effects of approximately $3 million, as compared with the same period in 2004. The increase in SG&A is due primarily to an increase in employee-related costs of $18.8 million, including sales commissions, incentive compensation and equity incentive programs ($6.1 million), severance and transition expenses ($1.9 million) and modification of stock option expiration terms for former executives, current and retired employees and Board of Directors ($6.2 million).
     SG&A for the six months ended June 30, 2005 increased by $42.9 million, or 15.2%, excluding currency effects of approximately $6 million, as compared with the same period in 2004. The increase in SG&A is due primarily to an increase in employee-related costs of $29.1 million, including sales, commissions incentive compensation and equity incentive programs ($10.2 million), severance and transition expenses ($3.0 million) and modification of stock option expiration terms for former executives, current and retired employees, and Board of Directors ($6.2 million). The increase is also attributable to an increase in professional fees, including an $8.1 million increase in audit fees and a $10.4 million increase in fees for tax consulting, accounting and internal audit assistance, partially offset by an $8.9 million decrease in legal fees and expenses.
Operating Income

	Quarter Ended June 30,
(Amounts in millions)	2005	2004

Operating income	$56.3	$42.9
Operating income as a percentage of sales	8.1%	6.9%

	Six Months Ended June 30,
(Amounts in millions)	2005	2004

Operating income	$82.1	$82.4
Operating income as a percentage of sales	6.3%	6.9%
     Operating income for the three months ended June 30, 2005 increased by $11.5 million, or 26.7%, excluding currency benefits of approximately $2 million, as compared with the same period in 2004. The increase is primarily attributable to the increase in gross profit margin discussed above, partially offset by an increase in SG&A.
     Operating income for the six months ended June 30, 2005 decreased by $3.9 million, or 4.8%, excluding currency benefits of approximately $4 million, as compared with the same period in 2004. The decrease is primarily a result of the increase in SG&A discussed above, partially offset by the increase in gross profit margin discussed above.

Interest Expense and Interest Income

	Three Months Ended June 30,
(Amounts in millions)	2005	2004

Interest expense	$(19.9)	$(19.6)
Interest income	0.6	0.3

	Six Months Ended June 30,
(Amounts in millions)	2005	2004

Interest expense	$(39.9)	$(39.6)
Interest income	1.5	0.6
     Interest expense for the three and six months ended June 30, 2005 increased by $0.3 million as compared with the same periods in 2004 due primarily to increases in interest rates. Approximately 61.5% of our debt was at fixed rates at June 30, 2005, including the effects of $160 million notional interest rate swaps.
     Interest income was higher for both the three and six months ended June 30, 2005 as compared to the same periods in 2004 due to a higher average cash balance in 2005.
Other Expense, net

	Quarter Ended June 30,
(Amounts in millions)	2005	2004

Other expense, net	$(5.9)	$(1.0)

	Six Months Ended June 30,
(Amounts in millions)	2005	2004

Other expense, net	$(8.6)	$(4.8)
     Other expense, net for the three months ended June 30, 2005 increased by $4.9 million as compared with the same period in 2004 primarily due to increases in unrealized losses in forward exchange contracts.
     Other expense, net for the six months ended June 30, 2005 increased by $3.8 million as compared with the same period in 2004 primarily due to decreases in foreign currency transaction gains.
Tax Expense and Tax Rate

	Quarter Ended June 30,
(Amounts in millions)	2005	2004

Provision for income tax	$12.6	$15.6
Effective tax rate	40.5%	69.2%

	Six Months Ended June 30,
(Amounts in millions)	2005	2004

Provision for income tax	$13.7	$24.2
Effective tax rate	38.9%	62.7%

     Our effective tax rate of 40.5% for the three months ended June 30, 2005 decreased from 69.2% for the same period in 2004. Our effective tax rate of 38.9% for the six months ended June 30, 2005 decreased from 62.7% for the same period in 2004. The decreases are due primarily to the net impact of foreign operations.
Net Earnings and Earnings Per Share

	Three Months Ended June 30,
(Amounts in millions)	2005	2004

Income from continuing operations	$18.6	$7.0
Net earnings	18.0	6.3
Net earnings per share from continuing operations — diluted	0.33	0.12
Net earnings per share — diluted	0.32	0.11
Average diluted shares	56.6	55.5

	Six Months Ended June 30,
(Amounts in millions)	2005	2004

Income from continuing operations	$21.5	$14.4
Net earnings	13.9	13.4
Net earnings per share from continuing operations — diluted	0.38	0.26
Net earnings per share — diluted	0.25	0.24
Average diluted shares	56.4	55.5
     Income from continuing operations increased $11.6 million and $7.1 million for the three and six months ended June 30, 2005, respectively, as compared with the same periods in 2004. The increase for the three-month period is primarily attributable to the increase in operating income discussed above. In addition to the factors discussed above regarding operating income, the increase in the six-month period is primarily attributable to the decrease in the effective tax rate.
     Net earnings for the six months ended June 30, 2005 was significantly lower than income from continuing operations for the same period. This is primarily attributable to a $5.9 million impairment recorded in the first quarter of 2005 for assets held for sale, which is included in discontinued operations.
     Average diluted shares were relatively flat in the first half of 2005 compared with the same period in 2004.
Other Comprehensive Loss

	Three Months Ended June 30,
(Amounts in millions)	2005	2004

Other comprehensive loss	$(16.6)	$(4.4)

	Six Months Ended June 30,
(Amounts in millions)	2005	2004

Other comprehensive loss	$(24.3)	$(13.9)
     Other comprehensive loss for the three months ended June 30, 2005 increased $12.2 million, as compared with the same period in 2004, reflecting a strengthening of the Euro and British pound during the three-month period ended June 30, 2005, as compared with the same period in 2004.

     Other comprehensive income for the six months ended June 30, 2005 increased $10.4 million, as compared with the same period in 2004, primarily reflecting a strengthening of the Euro and British pound during the six-month period ended June 30, 2005, as compared with a weakening of the Euro during the same period in 2004.
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

	Three Months Ended June 30,
(Amounts in millions)	2005	2004

Bookings	$342.8	$343.0
Sales	360.2	318.9
Gross profit	98.9	81.7
Gross profit margin	27.4%	25.6%
Operating income	37.7	22.5
Operating income as a percentage of sales	10.5%	7.1%
Backlog	573.4	597.1

	Six Months Ended June 30,
(Amounts in millions)	2005	2004

Bookings	$702.1	$661.4
Sales	673.1	616.1
Gross profit	178.2	152.8
Gross profit margin	26.5%	24.8%
Operating income	55.4	41.1
Operating income as a percentage of sales	8.2%	6.7%
Backlog	573.4	597.1
     Bookings for the three months ended June 30, 2005 decreased by $8.5 million, or 2.5%, excluding currency benefits of approximately $8 million, as compared with the same period in 2004. EMA decreased $13.7 million due to a few large projects that customers opted to delay until later in 2005. This was partially offset by increased bookings in the oil and gas and power markets in North and South America, and a small increase in Asia Pacific.
     Bookings for the six months ended June 30, 2005 increased by $22.8 million, or 3.4%, excluding currency benefits of approximately $18 million, as compared with the same period in 2004. The increase is primarily attributable to increased bookings in EMA in the first quarter of 2005 related to improved oil and gas, power, and water market as well as a $22.6 million increase in Asia Pacific, primarily due to the acquisition of TKL. These were partially offset by a decrease in North America due primarily to one U.S. facility that booked two large non-recurring projects in the first quarter of 2004.
     Sales for the three months ended June 30, 2005 increased by $32.1 million, or 10.1%, excluding currency benefits of approximately $9 million, as compared with the same period in 2004, primarily due to improved international markets for engineered services.
     Sales for the six months ended June 30, 2005 increased by $39.5 million, or 6.4%, excluding currency benefits of approximately $18 million, as compared with the same period in 2004. The increase was due to the increase in engineered services combined with the addition of TKL in March of 2004.
     Gross profit margin of 27.4% for the three months ending June 30, 2005 increased from 25.6% for the same period in 2004. Improved absorption from increased sales of engineered products and services, which generally have a higher margin, and oil and gas projects favorably impacted our absorption of fixed costs.
     Gross profit margin of 26.5% for the six months ending June 30, 2005 increased from 24.8% for the same period in 2004. The increase was due more profitable product mix and increased sales, which favorably impacts our absorption of fixed costs.
     Operating income for the three months ended June 30, 2005 increased by $14.2 million, or 63.1%, excluding currency benefits of approximately $1 million, as compared with the same period in 2004, primarily as a result of the increase in gross profit margin discussed above.
     Operating income for the six months ended June 30, 2005 increased by $12.6 million, or 30.6%, excluding currency benefits of approximately $2 million, as compared with the same period in 2004. The increase is primarily attributable to the increase in gross profit margin above, partially offset by an increase in SG&A due to increased marketing and information technology costs.
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

	Three Months Ended June 30,
(Amounts in millions)	2005	2004

Bookings	$268.1	$242.3
Sales	228.9	210.5
Gross profit	74.0	67.9
Gross profit margin	32.3%	32.2%
Operating income	26.2	22.0
Operating income as a percentage of sales	11.4%	10.4%
Backlog	239.8	241.4

	Six Months Ended June 30,
(Amounts in millions)	2005	2004

Bookings	$519.7	$496.7
Sales	438.4	404.2
Gross profit	143.9	127.6
Gross profit margin	32.8%	31.6%
Operating income	46.2	34.9
Operating income as a percentage of sales	10.5%	8.6%
Backlog	239.8	241.4
     Bookings for the three months ended June 30, 2005 increased by $20.4 million, or 8.4%, excluding currency benefits of approximately $5 million, as compared with the same period in 2004. The increase in bookings is primarily attributable to strengthening market conditions in all valve markets, with particular improvement in the Asian chemical market and the Russian power market.
     Bookings for the six months ended June 30, 2005 increased by $10.9 million, or 2.2%, excluding currency benefits of approximately $12 million as compared with the same period in 2004. The increase is due to strengthening in many commercial sectors and increased project sales and is partially offset by a non-recurring Asian pulp and paper project that was booked in the first quarter of 2004.
     Sales for the three months ended June 30, 2005 increased by $13.3 million, or 6.3%, excluding currency benefits of approximately $5 million, as compared with the same period in 2004. The increase is a result of the continued strengthening of various key end-markets, specifically the petrochemical, pharmaceutical and power markets, as well as the impact of price increases implemented in the latter half of 2004.
     Sales for the six months ended June 30, 2005 increased $23.0 million, or 5.7%, excluding currency benefits of approximately $11 million as compared with the same period in 2004. This increase is primarily attributable to the aforementioned improved economic conditions in our key markets, particularly in Asia and Russia, as well as higher levels of project business.
     Gross profit margin of 32.3% for the three months ended June 30, 2005 was relatively flat as compared with the same period in 2004. Gross profit margin increased due to increased sales and the successful implementation of various initiatives designed to reduce manufacturing costs and achieve savings via one global supply chain. These were offset by lower margins associated with the higher percentage of project business compared with aftermarket margins.
     Gross profit margin of 32.8% for the six months ended June 30, 2005 increased from 31.6% for the same period in 2004. The increase is due to price increases implemented in the latter half of 2004 and lean manufacturing and supply chain initiatives, partially offset by lower margins associated with project business.
     Operating income for the three months ended June 30, 2005 increased by $4.2 million, or 19.1%, as compared with the same period in 2004. Currency had a negligible impact on operating income for the quarter. This increase is primarily driven by the improvement in gross profit, partially offset by higher value of SG&A costs associated with increased administrative headcount and higher marketing costs. SG&A costs as a percentage of sales decreased in 2005, which contributed 90 basis points to operating margin.
     Operating income for the six months ended June 30, 2005 increased by $10.2 million, or 29.1%, excluding currency benefit of approximately $1 million as compared with the same period in 2004. This increase is driven by the improvement in gross profit, partially offset by the aforementioned higher value of SG&A costs associated with increased administrative headcount and higher marketing costs. SG&A costs as a percentage of sales decreased in 2005, which contributed 60 basis points to operating margin.

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

	Three Months Ended June 30,
(Amounts in millions)	2005	2004

Bookings	$124.2	$95.8
Sales	111.9	97.9
Gross profit	49.9	42.3
Gross profit margin	44.6%	43.2%
Operating income	24.2	18.6
Operating income as a percentage of sales	21.6%	19.0%
Backlog	63.3	43.1

	Six Months Ended June 30,
(Amounts in millions)	2005	2004

Bookings	$236.6	$195.5
Sales	214.8	192.7
Gross profit	94.4	84.1
Gross profit margin	43.9%	43.6%
Operating income	42.9	35.8
Operating income as a percentage of sales	20.0%	18.6%
Backlog	63.3	43.1
     Bookings for the three months ended June 30, 2005 increased by $25.9 million, or 27.1%, excluding currency benefits of approximately $3 million, as compared with the same period in 2004. Bookings for the six months ended June 30, 2005 increased by $36.6 million, or 18.7%, excluding currency benefits of approximately $4 million, as compared with the same period in 2004. The bookings’ improvements generally reflect FSD’s emphasis on end user business and success in establishing longer-term customer alliance programs. Increased demand from oil and gas and chemical markets also contributed to the increase.
     Sales for the three months ended June 30, 2005 increased by $12.2 million, or 12.5%, excluding currency benefits of approximately $2 million, as compared with the same period in 2004. Sales for the six months ended June 30, 2005 increased by $18.3 million, or 9.5%, excluding currency benefits of approximately $4 million, as compared with the same period in 2004. As discussed above, the improved market conditions, combined with heightened levels of service and customer alliance programs have contributed to the sales growth.
     Gross profit margin of 44.6% for the three months ending June 30, 2005 increased from 43.2% for the same period in 2004. The increase is primarily attributable to increases in plant efficiencies and cost savings resulting from our Continuous Improvement Process (“CIP”) initiative. Gross profit margin of 43.9% for the six months ending June 30, 2005 was relatively flat as compared with the same period in 2004.
     Operating income for the three months ended June 30, 2005 increased by $5.6 million, or 30.1%, as compared with the same period in 2004. Currency had a negligible impact on operating income for the quarter. Operating income for the six months ended June 30, 2005 increased by $6.3 million, or 17.5%, excluding currency benefits of approximately $1 million, as compared with the same period in 2004. These improvements reflect the benefits of increased sales, as well as the operating efficiencies resulting from our CIP initiative.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis

	Six Months Ended June 30,
(Amounts in millions)	2005	2004

Net cash flows (used) provided by operating activities	$(2.6)	$36.1
Net cash flows used by investing activities	(19.6)	(26.6)
Net cash flows provided (used) by financing activities	2.2	(37.1)
     Cash generated by operations and borrowings available under our existing revolving credit facility are our primary sources of short-term liquidity. Our sources of operating cash include the sale of our products and services. Our cash balance at June 30, 2005 was $41.2 million, as compared with $63.8 million at December 31, 2004.
     Cash flows used by operating activities in the first six months of 2005 were $2.6 million, compared with $36.1 million provided by operating activities in the first six months of 2004. Working capital, excluding cash, was a use of operating cash flow of $47.4 million in the first six months of 2005, compared with a use of $17.5 million in the prior year period. Working capital for the current period primarily reflects an increase of $35.1 million in inventories as compared with the prior year, which corresponds to the increase in business volume and sales activity.
     We made the following quarterly contributions to our U.S. defined benefit pension plans:

Quarter ending:	2005	2004
	(Amounts in millions)
March 31	$4.1	$0.2
June 30	7.7	8.1
September 30	32.0	5.3
December 31	1.0	1.7

	$44.8	$15.3

     Cash flows used by investing activities in the first half of 2005 were $19.6 million, compared with $26.6 million in the first half of 2004. Cash outflows in 2005 were due to capital expenditures. Cash outflows in 2004 were primarily due to capital expenditures and the acquisition of TKL in March 2004 (described below).
     Cash flows provided by financing activities in the first half of 2005 were $2.2 million, compared with cash flows used by financing activities of $37.1 million in the first half of 2004. Cash inflows in 2005 were due to net borrowings under financing arrangements and proceeds from stock option activity. Cash outflows in 2004 were primarily due to payments of long-term debt.
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
Capital Expenditures
     Capital expenditures were $17.9 million for the six months ended June 30, 2005, compared with $20.8 million for the same period in 2004. Capital expenditures were funded primarily by operating cash flows. Capital expenditures in 2005 focused on new product development, information technology infrastructure and cost reduction opportunities. Capital expenditures in 2004 were invested in new and replacement machinery and equipment and information technology. For the full year 2005, our capital expenditures were approximately $49 million. Certain of our facilities may face capacity constraints in the foreseeable future, which may lead to higher capital expenditure levels.
     We received cash on disposal of a divestiture of a small distribution business of $3.6 million in the first quarter of 2004.
Financing
2000 Credit Facilities
     On August 8, 2000, we entered into senior credit facilities comprised of a $275.0 million Tranche A term loan, a $475.0 million Tranche B term loan and a $300.0 million revolving line of credit, hereinafter collectively referred to as our “2000 Credit Facilities.” In connection with our acquisition of Invensys’ flow control division in May 2002, we amended and restated our 2000 Credit Facilities to provide for (1) an incremental $95.3 million Tranche A term loan and (2) a $700.0 million Tranche C term loan. The proceeds of the incremental Tranche A term loan and the Tranche C term loan were used to finance a portion of the acquisition purchase price and to repay in full the Tranche B term loan.
     Borrowings under our 2000 Credit Facilities bore interest at a rate equal to, at our option, either (1) the base rate (which was based on the prime rate most recently announced by the administrative agent under our 2000 Credit Facilities or the Federal Funds rate plus 0.50%) or (2) London Interbank Offered Rate (“LIBOR”), plus, in the case of Tranche A term loan and loans under the revolving line of credit, an applicable margin determined by reference to the ratio of our total debt to consolidated EBITDA, and, in the case of Tranche C term loan, an applicable margin based on our long-term debt ratings. The interest rates on our Tranche A U.S. Dollar, Tranche A Euro and Tranche C loans were 5.25%, 4.65% and 6.22%, respectively, as of June 30, 2005.
     During the six months ended June 30, 2005, we made no debt payments.
Senior Subordinated Notes
     At June 30, 2005, we had $188.5 million and €65.0 million (equivalent to $78.7 million at June 30, 2005) face value of Senior Subordinated Notes outstanding. The Senior Subordinated Notes were originally issued in 2000 at a discount to yield 12.5%, but have a coupon interest rate of 12.25%. Interest on these notes was payable semi-annually in February and August. In August 2005, all remaining Senior Subordinated Notes outstanding were called by us at 106.125% of face value as specified in the loan agreement and repaid, along with accrued interest.

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
     In August 2004, we borrowed $85 million at a floating interest rate based on 3-month U.S. LIBOR that resets quarterly. As of June 30, 2005, the interest rate was 3.32%. The maturity of the amount drawn is June 15, 2011, but may be repaid at any time without penalty. Concurrent with borrowing the $85 million we entered into a derivative contract with a third party financial institution, swapped this principal amount to €70.6 million and fixed the LIBOR portion of the interest rate to a fixed interest rate of 4.19% through the scheduled repayment date.
     Additional discussion of our 2000 Credit Facilities and EIB credit facility is included in Note 7, and discussion of the New Credit Facilities is included in Note 14, to our condensed consolidated financial statements, included in this Quarterly Report.
     We have entered into interest rate and currency swap agreements to hedge our exposure to cash flows related to the credit facilities discussed above. These agreements are more fully described in Note 6 to our condensed consolidated financial statements included in this Quarterly Report and “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”

Accounts Receivable Securitization
     In October 2004, one of our wholly owned subsidiaries entered into an accounts receivable securitization whereby we could obtain up to $75 million in financing by securitizing certain U.S.-based receivables with a third party. In October 2005, we terminated this accounts receivable securitization facility. In connection with the termination, we borrowed approximately $48 million under our New Credit Facilities to repurchase our receivables then held by such third party. See additional discussion of our accounts receivable securitization program in Note 7 to our condensed consolidated financial statements included in this Quarterly Report.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     Management’s discussion and analysis are based on our condensed consolidated financial statements and related footnotes contained within this report. Our more critical accounting policies used in the preparation of the consolidated financial statements were discussed in our 2005 Annual Report. These critical policies, for which no significant changes have occurred in the six months ended June 30, 2005, include:
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
•	we have material weaknesses in our internal control over financial reporting;

•	continuing delays in our filing of our periodic public reports and any SEC, New York Stock Exchange or debt rating agencies’ actions resulting therefrom;

•	the possibility of adverse consequences of the pending securities litigation and on-going SEC investigations;

•	we may be exposed to product liability and warranty claims if the use of our products results, or is alleged to result, in bodily injury and/or property damage or our products fail to perform as expected;

•	the possibility of adverse consequences of governmental tax audits of our tax returns, including the IRS audit of our U.S. tax returns for the years 2002 through 2004;

•	there are a substantial amount of outstanding stock options which have been unexercisable for an extended period due to our non-current filing status of all our SEC financial reports. Given the significant increase in our share price during this exercise unavailability period, it is possible that many holders may want to exercise promptly when first able to do so. We currently expect to allow stock options to be exercised in late 2006. If the holders of a large number of these shares do then promptly exercise once they are able to do so, there would be some dilutive impact on the outstanding shares. We are still evaluating the impact of the reopening the stock option exercise program on our cash flows;

•	the costs of energy, metal alloys, nickel and other raw materials have increased and our operating margins and results of operations could be adversely affected if we are unable to pass such increases on to our customers;

•	all of our bookings may not lead to completed sales, therefore we may not be able to convert bookings into revenues at acceptable, if any, profit margins, since such profit margins cannot be assured nor be necessarily assumed to follow historical trends;

•	our business depends on the levels of capital investment and maintenance expenditures by our customers, which in turn are affected by the cyclical nature of their markets and liquidity;

•	work stoppages and other labor matters could adversely impact our business; · changes in the financial markets and the availability of capital could adversely impact our business operations;

•	we sell our products in highly competitive markets, which puts pressure on our profit margins and limits our ability to maintain or increase the market share of our products;

•	we may not be able to continue to expand our market presence through acquisitions, and any future acquisitions may present unforeseen integration difficulties or costs;

•	a substantial portion of our operations is conducted and located outside of the U.S. and economic, political and other risks associated with international operations could adversely affect our business in the U.S. and other countries and regions;

•	our ability to comply with the laws and regulations affecting our international operations, including the U.S. export laws, and the effect of any noncompliance;

•	political risks, military actions or trade embargoes affecting customer markets, including the continuing conflict in Iraq and its potential impact on Middle Eastern markets and global petroleum producers;

•	our sales are substantially dependent upon the petroleum, chemical, power and water industries and any down turn in these industries could adversely impact such sales;

•	a substantial portion of our business consists of international operations and therefore an adverse movement in currency exchange rates could adversely impact our profits;

•	we operate and manage our business on a number of different computer systems, including several aging Enterprise Resource Planning systems that rely on manual processes, which could adversely affect our ability to accurately report our financial condition, results of operations and cash flows;

•	our relative geographical profitability and its impact on our ability to utilize foreign tax credits;

•	the recognition of significant expenses associated with realigning operations of acquired companies with those of our company;

•	our ability to meet the financial covenants and other restrictive covenants in our debt agreements may limit our operating and financial flexibility;

•	the loss of services of any of our key personnel could adversely affect our ability to implement our business strategy;

•	any terrorist attacks and the response of the U.S. to such attacks or to the threat of such attacks could adversely impact our business operations, including the ability to deliver our products;

•	our ability to protect our intellectual property affects our competitive position;

•	changes in prevailing interest rates and our effective interest costs could make borrowing more costly in the future; and

•	compliance with regulatory and other legal obligations could require substantial costs and prohibit or restrict our operations.
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
     Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our 2000 Credit Facilities, which bear interest based on floating rates. At June 30, 2005, after the effect of interest rate swaps, we have approximately $246.9 million of variable rate debt obligations outstanding with a weighted average interest rate of 5.93%. A hypothetical change of 100-basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by approximately $1.2 million for the six months ended June 30, 2005.
     We are exposed to credit-related losses in the event of non-performance by counterparties to financial instruments including interest rate swaps, but we expect all counterparties to meet their obligations given their creditworthiness. As of June 30, 2005, we have $160.0 million of notional amount in outstanding interest rate swaps with third parties with maturities through November 2006 compared to $150.0 million as of the same period in 2004.
     We employ a foreign currency hedging strategy to minimize potential losses in earnings or cash flows from unfavorable foreign currency exchange rate movements. These strategies also minimize potential gains from favorable exchange rate movements. Foreign currency exposures arise from transactions, including firm commitments and anticipated transactions, denominated in a currency other than an entity’s functional currency and from foreign-denominated revenues and profits translated back into U.S. dollars. Based on a sensitivity analysis at June 30, 2005, a 10% adverse change in the foreign currency exchange rates could impact our results of operations for the six months ended June 30, 2005 by $5.1 million as shown below:

(Amounts in millions)
Euro	$1.9
Indian rupee	0.5
Canadian dollar	0.4
Singapore dollar	0.4
Swiss franc	0.4
Venezuelan bolivar	0.4
Australian dollar	0.2
Brazil real	0.2
British pound	0.2
Mexican peso	0.2
Argentina peso	0.1
All other	0.2

Total	$5.1

     Exposures are hedged primarily with foreign currency forward contracts that generally have maturity dates less than one year. Company policy allows foreign currency coverage only for identifiable foreign currency exposures and, therefore, we do not enter into foreign currency contracts for trading purposes where the objective would be to generate profits. As of June 30, 2005, we have a U.S. dollar equivalent of $127.7 million in outstanding forward contracts with third parties compared with $143.9 million at June 30, 2004.
     Generally, we view our investments in foreign subsidiaries from a long-term perspective, and therefore, do not hedge these investments. We use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary.
     We realized losses associated with foreign currency translation of $16.4 million and $7.6 million for the three months ended June 30, 2005 and 2004, respectively and $25.1 million and $14.3 million for the six months ended June 30, 2005 and 2004, respectively, which are included in other comprehensive loss. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of forward contracts that do not qualify for hedge accounting are included in our consolidated results of operations. We realized foreign currency losses of $6.7 million and $1.5 million for the three months ended June 30, 2005 and 2004, respectively, and $9.2 million and $5.9 million for the six months ended June 30, 2005 and 2004, respectively, which is included in other expense, net in the accompanying consolidated statements of operations, which primarily relate to changes in the fair values of forward contracts.

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
     In connection with the preparation of this Quarterly Report, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. In making this evaluation, our management considered the matters relating to the material weaknesses described in our 2004 Annual Report and our 2005 Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2005.
     A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As more fully described in “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of our 2004 Annual Report, management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2004, which also existed as of June 30, 2005:
     We did not maintain (1) an effective control environment, (2) effective monitoring controls to determine the adequacy of its internal control over financial reporting and related policies and procedures, (3) effective controls over certain of our period-end financial close and reporting processes, (4) effective segregation of duties over automated and manual transaction processes, (5) effective controls over the preparation, review and approval of account reconciliations, (6) effective controls over the complete and accurate recording and monitoring of intercompany accounts, (7) effective controls over the recording of journal entries, both recurring and non-recurring, (8) effective controls over the existence, completeness and accuracy of fixed assets and related depreciation and amortization expense, (9) effective controls over the completeness and accuracy of revenue, deferred revenue, accounts receivable and accrued liabilities, (10) effective controls over the completeness, accuracy, valuation and existence of our inventory and related cost of sales accounts, (11) effective controls over the completeness and accuracy of our reporting of certain non-U.S. pension plans, (12) effective controls over the complete and accurate recording of rights and obligations associated with our accounts receivable factoring and securitization transactions, (13) effective controls over our accounting for certain derivative transactions, (14) effective controls over our accounting for equity investments, (15) effective controls over our accounting for income taxes, including income taxes payable, deferred income tax assets and liabilities and the related income tax provision, (16) effective controls over our accounting for mergers and acquisitions, (17) effective controls over the completeness and accuracy of certain accrued liabilities and the related operating expense accounts, (18) effective controls over the completeness, accuracy and validity of payroll and accounts payable disbursements to ensure that they were adequately reviewed and approved prior to being recorded and reported, (19) effective controls over the completeness, accuracy and validity of spreadsheets used in our financial reporting process to ensure that access was restricted to appropriate personnel, and that unauthorized modification of the data or formulas within spreadsheets was prevented, and (20) effective controls over the accuracy, valuation and disclosure of our goodwill and intangible asset accounts and the related amortization and impairment expense accounts, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
     As more fully described in “Management’s Report on Internal Control Over Financial Reporting” included in Item 9A of our 2005 Annual Report, management identified the following material weakness in our internal control over financial reporting as of December 31, 2005, which also existed as of June 30, 2005: we did not maintain effective controls over the completeness, accuracy and valuation of stock-based employee compensation expense, based on criteria established in Internal Control — Integrated Framework issued by COSO.

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
Changes in Internal Control over Financial Reporting
     There have been no material changes in our internal control over financial reporting during the three months ended June 30, 2005 other than the additional material weakness related to our having not maintained effective controls over the completeness, accuracy and valuation of stock-based employee compensation expense that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     During the second quarter of 2005, we issued an aggregate of 55,500 shares of restricted stock to employees pursuant to the 2004 Stock Compensation Plan. We believe these securities are not subject to registration under the “no sale” principle or were otherwise issued pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Number of
	Total Number	Weighted	Purchased as Part of	Shares That May Yet Be
	of Shares	Average Price	Publicly Announced	Purchased Under the
Period	Purchased (1)	Paid per Share	Plan (2)	Plan (2)
April 1-30, 2005	1,983	$27.97	N/A	N/A
May 1-31, 2005	799	28.73	N/A	N/A
June 1-30, 2005	8,837	29.65	N/A	N/A

Total	11,619	$29.30	N/A	N/A

(1)	Represents 8,653 shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards and 2,966 shares of common stock purchased by a rabbi trust that we established in connection with our director deferral plans pursuant to which non-employee directors may elect to defer directors’ cash compensation to be paid at a later date in the form of common stock.

(2)	We do not have a publicly announced program for repurchase of shares of our common stock.
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
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.

Item 6. Exhibits.
Set forth below is a list of exhibits included as part of this Quarterly Report:

Exhibit No.	Description

3.1	1988 Restated Certificate of Incorporation of The Duriron Company, Inc., filed as Exhibit 3.1 to Flowserve Corporation’s (f/k/a The Duriron Company) Annual Report on Form 10-K for the year ended December 31, 1988.

3.2	1989 Amendment to Certificate of Incorporation, filed as Exhibit 3.2 to Flowserve Corporation’s Annual Report on Form 10-K for the year ended December 31, 1989.

3.3	1996 Certificate of Amendment of Certificate of Incorporation, filed as Exhibit 3.4 to Flowserve Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995.

3.4	April 1997 Certificate of Amendment of Certificate of Incorporation, filed as part of Annex VI to the Joint Proxy Statement/ Prospectus, which is part of Flowserve Corporation’s Registration Statement on Form S-4, dated June 19, 1997.

3.5	July 1997 Certificate of Amendment of Certificate of Incorporation, filed as Exhibit 3.6 to Flowserve Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

3.6	Amended and Restated By-Laws of Flowserve Corporation, as amended, filed as Exhibit 3.9 to Flowserve Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.1	Employment Agreement between the Company and Kevin E. Sheehan, dated April 1, 2005, filed as Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.2	Separation and Release Agreement between the Company and C. Scott Greer, dated April 4, 2005, filed as Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWSERVE CORPORATION
(Registrant)

Date: July 27, 2006	/s/ Lewis M. Kling Lewis M. Kling
President and Chief Executive Officer

Date: July 27, 2006	/s/ Mark A. Blinn Mark A. Blinn
Vice President and Chief Financial Officer

Exhibits Index

Exhibit No.	Description

3.1	1988 Restated Certificate of Incorporation of The Duriron Company, Inc., filed as Exhibit 3.1 to Flowserve Corporation’s (f/k/a The Duriron Company) Annual Report on Form 10-K for the year ended December 31, 1988.

3.2	1989 Amendment to Certificate of Incorporation, filed as Exhibit 3.2 to Flowserve Corporation’s Annual Report on Form 10-K for the year ended December 31, 1989.

3.3	1996 Certificate of Amendment of Certificate of Incorporation, filed as Exhibit 3.4 to Flowserve Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995.

3.4	April 1997 Certificate of Amendment of Certificate of Incorporation, filed as part of Annex VI to the Joint Proxy Statement/ Prospectus, which is part of Flowserve Corporation’s Registration Statement on Form S-4, dated June 19, 1997.

3.5	July 1997 Certificate of Amendment of Certificate of Incorporation, filed as Exhibit 3.6 to Flowserve Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

3.6	Amended and Restated By-Laws of Flowserve Corporation, as amended, filed as Exhibit 3.9 to Flowserve Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.1	Employment Agreement between the Company and Kevin E. Sheehan, dated April 1, 2005, filed as Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.2	Separation and Release Agreement between the Company and C. Scott Greer, dated April 4, 2005, filed as Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.