Form 10-Q
period 2005-09-30
FLOWSERVE CORP
filed 2006-07-27
CIK 30625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
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

FLOWSERVE CORPORATION
FORM 10-Q

EXPLANATORY NOTE
     As a result of the significant delay in completing our Annual Report on Form 10-K for the year ended December 31, 2005 and the obligations regarding internal control certification under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we were unable to timely file with the Securities and Exchange Commission (“SEC”), this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (“Quarterly Report”) and certain other period reports. We continue to work toward becoming current in our quarterly filings with the SEC as soon as practicable after the filing of this Quarterly Report.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)	Three Months Ended September 30,
	2005	2004
Sales	$649,485	$623,426
Cost of sales	438,269	433,975

Gross profit	211,216	189,451
Selling, general and administrative expense	156,405	146,271

Operating income	54,811	43,180
Interest expense	(18,972)	(21,025)
Interest income	1,335	667
Loss on early extinguishment of debt	(27,856)	(963)
Other income (expense), net	365	(4,016)

Earnings before income taxes	9,683	17,843
Provision for income taxes	4,500	10,573

Income from continuing operations	5,183	7,270
Discontinued operations, net of tax	(15,133)	(902)

Net (loss) earnings	$(9,950)	$6,368

Earnings (loss) per share:
Basic:
Continuing operations	$0.09	$0.14
Discontinued operations	(0.27)	(0.02)

Net (loss) earnings	$(0.18)	$0.12

Diluted:
Continuing operations	$0.08	$0.13
Discontinued operations	(0.27)	(0.02)

Net (loss) earnings	$(0.19)	$0.11

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Amounts in thousands)	Three Months Ended September 30,
	2005	2004
Net (loss) earnings	$(9,950)	$6,368

Other comprehensive income (expense):
Foreign currency translation adjustments, net of tax	690	3,362
Cash flow hedging activity, net of tax	1,178	(4,840)

Other comprehensive income (loss)	1,868	(1,478)

Comprehensive (loss) income	$(8,082)	$4,890

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)	Nine Months Ended September 30,
	2005	2004
Sales	$1,956,767	$1,818,762
Cost of sales	1,331,708	1,264,618

Gross profit	625,059	554,144
Selling, general and administrative expense	488,120	428,527

Operating income	136,939	125,617
Interest expense	(58,867)	(60,596)
Interest income	2,797	1,232
Loss on early extinguishment of debt	(27,744)	(1,048)
Other expense, net	(8,326)	(8,771)

Earnings before income taxes	44,799	56,434
Provision for income taxes	18,158	34,781

Income from continuing operations	26,641	21,653
Discontinued operations, net of tax	(22,655)	(1,870)

Net earnings	$3,986	$19,783

Earnings (loss) per share:
Basic:
Continuing operations	$0.48	$0.39
Discontinued operations	(0.41)	(0.03)

Net earnings	$0.07	$0.36

Diluted:
Continuing operations	$0.47	$0.39
Discontinued operations	(0.40)	(0.03)

Net earnings	$0.07	$0.36

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Amounts in thousands)	Nine Months Ended September 30,
	2005	2004
Net earnings	$3,986	$19,783

Other comprehensive (expense) income:
Foreign currency translation adjustments, net of tax	(24,457)	(10,951)
Cash flow hedging activity, net of tax	1,996	(4,433)

Other comprehensive loss	(22,461)	(15,384)

Comprehensive (loss) income	$(18,475)	$4,399

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Amounts in thousands, except per share data)	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$35,234	$63,759
Restricted cash	2,159	—
Accounts receivable, net of allowance for doubtful accounts of $7,782 and $7,281, respectively	424,006	462,120
Inventories, net	405,298	388,402
Deferred taxes	113,044	81,225
Prepaid expenses and other	67,805	54,162

Total current assets	1,047,546	1,049,668
Property, plant and equipment, net of accumulated depreciation of $451,656 and $444,976, respectively	397,322	432,809
Goodwill	839,674	865,351
Deferred taxes	28,778	10,430
Other intangible assets, net	146,667	157,893
Other assets, net	110,041	117,884

Total assets	$2,570,028	$2,634,035

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$297,259	$316,545
Accrued liabilities	337,803	347,766
Debt due within one year	18,837	44,098
Deferred taxes	5,217	—

Total current liabilities	659,116	708,409
Long-term debt due after one year	680,347	657,746
Retirement obligations and other liabilities	367,832	397,655
Shareholders’ equity:
Serial preferred stock, $1.00 par value, 1,000 shares authorized, no shares issued	—	—
Common shares, $1.25 par value	72,018	72,018
Shares authorized – 120,000
Shares issued – 57,614
Capital in excess of par value	474,470	472,180
Retained earnings	438,314	434,328

	984,802	978,526
Treasury shares, at cost –1,663 and 2,146 shares, respectively	(37,818)	(48,171)
Deferred compensation obligation	5,124	6,784
Accumulated other comprehensive loss	(89,375)	(66,914)

Total shareholders’ equity	862,733	870,225

Total liabilities and shareholders’ equity	$2,570,028	$2,634,035

     See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)	Nine Months Ended September 30,
	2005	2004
Cash flows – Operating activities:
Net earnings	$3,986	$19,783
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	45,694	46,650
Amortization	7,651	8,031
Amortization of deferred loan costs and discount	3,006	3,787
Write-off of unamortized deferred loan costs and discount	11,307	1,048
Loss on early extinguishment of debt	16,437	—
Net loss on the disposition of assets	801	314
Equity compensation expense	11,405	735
Equity income, net of dividends received	(5,143)	4,694
Impairment of assets	23,602	—
Change in assets and liabilities, net of acquisitions:
Accounts receivable, net	12,844	4,063
Inventories, net	(38,815)	(20,898)
Prepaid expenses and other	(13,578)	(5,625)
Other assets, net	2,582	(4,313)
Accounts payable	2,976	7,590
Accrued liabilities and income taxes payable	3,658	18,685
Retirement obligations and other liabilities	(34,711)	7,226
Net deferred taxes	(33,780)	(4,926)

Net cash flows provided by operating activities	19,922	86,844

Cash flows – Investing activities:
Capital expenditures	(25,522)	(28,527)
Cash received for disposal of assets	—	4,093
Cash paid for acquisition	—	(9,429)
Change in restricted cash	(2,159)	—

Net cash flows used by investing activities	(27,681)	(33,863)

Cash flows – Financing activities:
Net repayments under other financing arrangements	(3,989)	(355)
Payments on long-term debt	—	(152,480)
Proceeds from issuance of long-term debt	600,000	85,000
Payment of deferred loan costs	(9,322)	(665)
Proceeds from stock option activity	1,111	2,487
Repurchase of term loans and senior subordinated notes (includes premiums paid of $16.5 million)	(607,043)	—

Net cash flows used by financing activities	(19,243)	(66,013)
Effect of exchange rate changes on cash	(1,523)	(7)

Net change in cash and cash equivalents	(28,525)	(13,039)
Cash and cash equivalents at beginning of year	63,759	53,522

Cash and cash equivalents at end of period	$35,234	$40,483

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Accounting Policies
Basis of Presentation
     The accompanying condensed consolidated balance sheet as of September 30, 2005, and the related condensed consolidated statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004, are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements have been made.
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
     Awards of restricted stock are valued at the market price of our common stock on the grant date and recorded as unearned compensation within shareholders’ equity. The unearned compensation is amortized to compensation expense over the vesting period of the restricted stock. We have unearned compensation of $10.5 million and $5.2 million at September 30, 2005 and December 31, 2004, respectively. These amounts will be recognized into net earnings in prospective periods.
     The following table illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to all stock-based employee compensation, calculated using the Black-Scholes option-pricing model.

	Three Months Ended September 30,
(Amounts in thousands, except per share data)	2005	2004

Net (loss) earnings, as reported	$(9,950)	$6,368
Restricted stock compensation expense included in net (loss) earnings, net of related tax effects	4,644	385
Less: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(5,297)	(297)

Pro forma net (loss) earnings	$(10,603)	$6,456

Net (loss) earnings per share – basic:
As reported	$(0.18)	$0.12
Pro forma	(0.19)	0.12
Net (loss) earnings per share – diluted:
As reported	$(0.19)	$0.11
Pro forma	(0.19)	0.12

	Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2005	2004
Net earnings, as reported	$3,986	$19,783
Restricted stock compensation expense included in net earnings, net of related tax effects	7,069	482
Less: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(9,017)	(1,309)

Pro forma net earnings	$2,038	$18,956

Net earnings per share – basic:
As reported	$0.07	$0.36
Pro forma	0.04	0.34
Net earnings per share – diluted:
As reported	$0.07	$0.36
Pro forma	0.04	0.34
     The above pro forma disclosures may not be representative of effects for future years, since the determination of the fair value of stock options granted includes an expected volatility factor and additional option grants are expected to be made each year.
Other Accounting Policies
     Our significant accounting policies, for which no significant changes have occurred in the quarter ended September 30, 2005, are detailed in Note 1 of our 2005 Annual Report.
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
2. Discontinued Operations
     General Services Group — During the first quarter of 2005 we made a definitive decision to divest certain non-core service operations, collectively called the General Services Group (“GSG”), and accordingly, evaluated impairment pursuant to a held for sale concept as opposed to the previously held and used concept. As part of our decision to sell, we allocated $12.3 million of goodwill to GSG based on its relative fair value to the total reporting unit’s estimated fair value. We recognized impairment charges aggregating $30.1 million during 2005, of which $5.9 million and $17.6 million were recorded during the first and third quarters, respectively, relating to GSG as the number of potential buyers diminished to one purchaser during the bidding process and the business underperformed during the year due to the pending sale. Effective December 31, 2005, we sold GSG to Furmanite, a unit of Dallas-based Xanser Corporation for approximately $16 million in gross cash proceeds, including $2 million held in escrow pending final settlement, subject to final working capital adjustments, excluding approximately $12 million of net accounts receivable, generating a pre-tax loss of $3.8 million, which was recognized in the fourth quarter of 2005. The pre-tax loss on the sale of GSG is subject to final working capital adjustments, which remain under negotiation. The outcome of such negotiations could result in a change in the ultimate loss on sale in the period of resolution. We used approximately $11 million of the net cash proceeds to reduce our indebtedness in January 2006. We have allocated estimated interest expense related to this repayment to each period presented based upon then prevailing interest rates. As a result of this sale, we have presented the results of operations of GSG as discontinued operations for all periods presented.
     GSG generated the following results of operations:

(Amounts in millions)	Three Months Ended September 30,
	2005	2004
Sales	$21.6	$28.7
Cost of sales	20.0	24.3
Selling, general and administrative expense	22.3	6.1
Interest expense	0.2	0.2
Other expense, net	—	(0.1)

Earnings (loss) before income taxes	(20.9)	(2.0)
Income tax benefit	(5.8)	(0.6)

Results for discontinued operations, net of tax	$(15.1)	$(1.4)

(Amounts in millions)	Nine Months Ended September 30,
	2005	2004
Sales	$76.3	$87.0
Cost of sales	63.6	70.7
Selling, general and administrative expense	42.4	19.6
Interest expense	0.6	0.4
Other expense, net	(0.1)	(0.2)

Earnings before income taxes	(30.4)	(3.9)
Income tax benefit	(7.7)	(1.0)

Results for discontinued operations, net of tax	$(22.7)	$(2.9)

     GSG’s assets and liabilities have been reclassified to prepaid expenses and other, other assets, net and accounts payable to reflect discontinued operations. As of September 30, 2005 and December 31, 2004, GSG’s assets and liabilities consisted of the following:

(Amounts in millions)	September 30,	December 31,
	2005	2004
Accounts receivable, net	$19.7	$23.0
Inventory, net	12.0	13.3
Prepaid expenses and other	0.4	0.4

Total current assets	32.1	36.7
Property, plant and equipment, net	6.2	17.5
Other intangible assets, net	0.1	0.1

Total assets (1)	$38.4	$54.3

Accounts payable	$5.5	$8.3
Accrued liabilities	4.3	1.7

Total current liabilities	9.8	10.0
Long-term liabilities	0.1	0.1

Total liabilities (2)	$9.9	$10.1

(1)	Excludes $12.3 million of goodwill allocated to GSG upon classification of GSG as assets held for sale.

(2)	Excludes $10.9 million of debt retired with net proceeds from the sale of GSG.
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

     GMBU generated the following results of operations:

Three Months
Ended
(Amounts in millions)	September 30,
2004
Sales	$7.4
Cost of sales	6.0
Selling, general and administrative expense	0.7

Earnings (loss) before income taxes	0.7
Provision (benefit) for income taxes	0.2

Results for discontinued operations, net of tax	$0.5

Nine Months
Ended
(Amounts in millions)	September 30,
2004
Sales	$19.1
Cost of sales	15.3
Selling, general and administrative expense	2.3

Earnings before income taxes	1.5
Provision for income taxes	0.5

Results for discontinued operations, net of tax	$1.0

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
4. Goodwill

(Amounts in thousands)	Flowserve	Flow	Flow
	Pump	Solutions	Control	Total

Balance as of December 31, 2004	$459,896	$33,618	$371,837	$865,351
Impairment of GSG (1)	—	—	(12,327)	(12,327)
Currency translation	(3,014)	(2,069)	(8,267)	(13,350)

Balance as of September 30, 2005	$456,882	$31,549	$351,243	$839,674

(1)	As discussed in Note 2 above, in the first quarter of 2005 we classified GSG as a discontinued operation, and we allocated goodwill of $12.3 million to GSG. Based on the fair value of GSG at March 31, 2005, we recorded a goodwill impairment of $5.9 million. We recorded an impairment of the remainder of the goodwill allocated to GSG during the three months ended September 30, 2005.
5. Stock Plans
     During 2005, we made a number of modifications to our stock plans, including the acceleration of the vesting of certain restricted stock grants and outstanding options, as well as the extension of the exercise period associated with certain outstanding options. These modifications resulted from severance agreements with former executives and from our decision to temporarily suspend option exercises. As a result of the modifications primarily related to severance agreements with former executives, we recorded additional compensation expenses in 2005 of approximately $7.2 million, of which $0 and $6.2 million were recorded in the three and nine months ended September 30, 2005, respectively, based upon the intrinsic values of the awards on the dates the modifications were made.
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
     The earlier extension actions also extended the option exercise period available following separation from employment for reasons of death, disability and termination not for cause or certain voluntary separations. These separate extensions were partially rescinded at the December 14, 2005, meeting of the Organization and Compensation Committee of the Board of Directors, and as so revised are currently effective and not subject to shareholder approval. The exercise period available following such employment separations has been extended to the later of (i) 30 days after the options first became exercisable when our SEC filings have become current and an effective Registration Statement on Form S-8 has been filed with the SEC, or (ii) the period available for exercise following separation from employment under the terms of the option as originally granted. This extension is considered for financial reporting purposes as a stock modification subject to the recognition of a non-cash compensation change in accordance with APB No. 25 of $1.0 million in 2005, none of which was recorded in the nine months ended September 30, 2005. The extension of the exercise period following separation from employment does not apply to option exercise periods governed by a separate separation contract or agreement.
6. Derivative Instruments and Hedges
     We enter into forward contracts to hedge our risk associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction. Our risk management and derivatives policy specify the conditions in which we enter into derivative contracts. As of September 30, 2005, we had approximately $210.5 million of notional amount in outstanding contracts with third parties. As of September 30, 2005, the maximum length of any forward contract in place was 23 months.
     Certain of our forward contracts do not qualify for hedge accounting. The fair value of these outstanding forward contracts at September 30, 2005 was a liability of $3.0 million and an asset of $3.4 million at December 31, 2004. Unrealized gains (losses) from the changes in the fair value of these forward contracts of $0.2 million and $3,000 for the quarters ended September 30, 2005 and 2004, respectively, and $(5.8) million and $4.6 million for the nine months ended September 30, 2005 and 2004, respectively, are included in other income (expense), net in the consolidated statements of operations. The fair value of outstanding forward contracts qualifying for hedge accounting at September 30, 2005 was an asset of $85,000 and a liability of $2.3 million at December 31, 2004. Unrealized gains (losses) from the changes in the fair value of qualifying forward contracts and the associated underlying exposures of $0.3 million and $(49,000), net of tax, for the quarters ended September 30, 2005 and 2004, respectively, and $0.2 million and $86,000, net of tax, for the nine months ended September 30, 2005 and 2004, respectively, are included in other comprehensive (loss) income.
     Also as part of our risk management program, we enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. As of September 30, 2005, we have $325 million of notional amount in outstanding interest rate swaps with third parties. As of September 30, 2005, the maximum remaining length of any interest rate contract in place was approximately 39 months. The fair value of the interest rate swap agreements was a liability of $0.8 million and $3.4 million at September 30, 2005 and December 31, 2004, respectively. Unrealized gains from the changes in fair value of our interest rate swap agreements, net of reclassifications, of $1.3 million and $2.1 million, net of tax, for the quarters ended September 30, 2005 and 2004, respectively, and $2.2 million and $1.8 million, net of tax, for the nine months ended September 30, 2005 and 2004, respectively, are included in other comprehensive (loss) income.
     During the third quarter of 2004, we entered into a compound derivative contract to hedge exposure to both currency translation and interest rate risks associated with our European Investment Bank (“EIB”) loan. The notional amount of the derivative was $85 million, and it served to convert floating rate interest rate risk to a fixed rate, as well as U.S. dollar currency risk to Euros. The derivative matures in 2011. At September 30, 2005 and December 31, 2004, the fair value of this derivative was a liability of $6.0 million and $15.9 million respectively. This derivative did not qualify for hedge accounting. The unrealized gain (loss) on the derivative, offset with the foreign currency translation gain on the underlying loan aggregates to $1.0 million and $(3.1) million for the quarters ended September 30, 2005 and 2004, respectively, and $(1.7) million and $(3.1) million for the nine months ended September 30, 2005 and 2004, respectively, and is included in other income (expense), net in the consolidated statements of operations.
     We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under forward contracts and interest rate swap agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.
7. Debt
     Debt, including capital lease obligations, consisted of:

(Amounts in thousands)	September 30,	December 31,
	2005	2004
Term Loan interest rate of 5.81%	$600,000	$—
Term Loan Tranche A:
U.S. Dollar Tranches, interest rate of 5.02%	—	76,240
Euro Tranche, interest rate of 4.69%	—	13,257
Term Loan Tranche C, interest rate of 5.20%	—	233,851
Senior Subordinated Notes, net of discount, coupon of 12.25%:
U.S. Dollar denominated	—	187,004
Euro denominated	—	87,484
EIB loan, interest rate of 3.80% in 2005 and 2.39% in 2004	85,000	85,000
Receivable securitization and factoring obligations	12,369	17,635
Capital lease obligations and other	1,815	1,373

Debt and capital lease obligations	699,184	701,844
Less amounts due within one year	18,837	44,098

Total debt due after one year	$680,347	$657,746

New Credit Facilities
     In March 2005, we obtained consents from our major lenders that enhanced our flexibility under our 2000 Credit Facilities (described below) to among other things permit the August 2005 refinancing of our 2000 Credit Facilities and the repurchase of our 12.25% Senior Subordinated Notes. On August 12, 2005, we entered into credit facilities comprised of a $600 million term loan expiring on August 10, 2012 and a $400 million revolving line of credit, which can be utilized to provide up to $300 million in letters of credit, expiring on August 12, 2010. We refer to these credit facilities collectively as our New Credit Facilities. The proceeds of borrowings under our New Credit Facilities were used to call our 12.25% Senior Subordinated Notes and retire our indebtedness outstanding under our 2000 Credit Facilities. We also replaced the letter of credit agreement guaranteeing our obligations under the EIB credit facility (described below) with a letter of credit issued under the new revolving line of credit. We had outstanding letters of credit of $142.6 million at September 30, 2005 under the revolving line of credit, which reduced borrowing capacity to $257.4 million, compared with a borrowing capacity of $248.7 million at December 31, 2004 under our 2000 Credit Facilities. During the nine months ended September 30, 2005, we made no payments under our New Credit Facilities. During the remainder of 2005, we made scheduled payments of $1.5 million and optional payments of $38.4 million.
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
EIB Credit Facility
     On April 14, 2004, we and one of our European subsidiaries, Flowserve B.V., entered into an agreement with EIB, pursuant to which EIB agreed to loan us up to €70 million, with the ability to draw funds in multiple currencies, to finance in part specified research and development projects undertaken by us in Europe. Borrowings under the EIB credit facility bear interest at a fixed or floating rate of interest agreed to by us and EIB with respect to each borrowing under the facility. Loans under the EIB credit facility are subject to mandatory repayment, at EIB’s discretion, upon the occurrence of certain events, including a change of control or prepayment of certain other indebtedness. In addition, the EIB credit facility contains covenants that, among other things, limit our ability to dispose of assets related to the financed project and require us to deliver to EIB our audited annual financial statements within 30 days of publication. In August 2004, we borrowed $85 million at a floating interest rate based on 3-month U.S. LIBOR that resets quarterly. As of September 30, 2005, the interest rate was 3.80%. The maturity of the amount drawn is June 15, 2011, but may be repaid at any time without penalty. Our obligations under the EIB credit facility are guaranteed by a letter of credit outstanding under our New Credit Facilities.
2000 Credit Facilities
     As of December 31, 2004, our credit facilities were composed of Tranche A and Tranche C term loans and a revolving line of credit. Tranche A consisted of a United States (“U.S.”) dollar denominated tranche and a Euro denominated tranche, the latter of which was a term note due in 2006. We refer to these credit facilities collectively as our 2000 Credit Facilities.
     The Tranche A and Tranche C loans had ultimate maturities of June 2006 and June 2009, respectively. The term loans bore floating interest rates based on LIBOR plus a borrowing spread, or the prime rate plus a borrowing spread, at our option. The borrowing spread for the senior credit facilities can increase or decrease based on the leverage ratio as defined in the credit facility and on our public debt ratings.
     As part of the 2000 Credit Facilities, we also had a $300 million revolving line of credit that was set to expire in June 2006. The revolving line of credit allowed us to issue up to $200 million in letters of credit. We had no amounts outstanding under the revolving line of credit at December 31, 2004.
     We were required, under certain circumstances as defined in the 2000 Credit Facilities, to use a percentage of excess cash generated from operations to reduce the outstanding principal of the term loans in the following year. Based upon the annual calculations performed at December 31, 2004, no additional principal payments became due in 2005 under this provision. Amounts outstanding under the 2000 Credit Facilities were repaid in August 2005 using the proceeds from the New Credit Facilities.

Senior Subordinated Notes
     At September 30, 2005, we had no Senior Subordinated Notes outstanding. The Senior Subordinated Notes were originally issued in 2000 at a discount to yield 12.5%, but had a coupon interest rate of 12.25%. Interest on these notes was payable semi-annually in February and August. In August 2005, all remaining Senior Subordinated Notes outstanding were called by us at 106.125% of face value as specified in the loan agreement and repaid, along with accrued interest.
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
     To obtain financing, Flowserve US Inc. transferred certain receivables to FRC, which was formed solely for this accounts receivable securitization program. Pursuant to the RPA, FRC then sold undivided purchaser interests in these receivables to Jupiter, which then pooled these interests with other unrelated interests and issued short-term commercial paper, which was repaid from cash flows generated by collections on the receivables. Flowserve US Inc. continued to service the receivables for a servicing fee of 0.5% of the average net receivable balance. No servicing liability was recognized at December 31, 2004 because the amount was immaterial due to the short-term average collection period of the securitized receivables. FRC has no recourse against Flowserve US Inc. for failure of the debtors to pay when due. As of December 31, 2004, FRC had secured $60 million in financing under the program. The proceeds were used to repay $16 million and $44 million of Tranche A and Tranche C bank term loans, respectively, outstanding under our 2000 Credit Facilities. As of September 30, 2005, FRC had repaid $11.6 million and had outstanding financing under the program of $48.4 million.
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
     FRC retains a subordinate interest in the receivables, which represents the amount in excess of purchaser interests transferred to Jupiter. As of September 30, 2005 the short-term portion of $87.9 million of this subordinate interest is included in accounts receivable, net on the consolidated balance sheet. The long-term portion of $2.9 million of this subordinate interest is included in the other assets, net on the consolidated balance sheet. Our retained interest in the receivables is recorded at the present value of its estimated net realizable value based on an assumed days sales outstanding (“DSO”) of 60 days and a discount rate of 5.4%.
     During the third quarter of 2005 Flowserve US Inc. transferred $215.5 million of receivables to FRC which then sold undivided purchaser interests in the receivables to Jupiter. In the third quarter of 2005, FRC collected $217.9 million in cash that was used to purchase additional receivables from Flowserve US Inc. and return invested capital to Flowserve US Inc. Losses on the sales of purchaser interests totaled $0.5 million and $1.5 million for the three and nine months ended September 30, 2005, respectively. FRC also recorded interest expense of $0.1 million and $0.3 million for the three and nine months ended September 30, 2005, respectively.
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
     Inventories and the method of determining costs were:

	September 30,	December 31,
(Amounts in thousands)	2005	2004
Raw materials	$122,106	$123,149
Work in process	224,395	197,850
Finished goods	222,053	214,929
Less: Progress billings	(69,297)	(59,048)
Less: Excess and obsolete reserve	(59,214)	(58,181)

	440,043	418,699
LIFO reserve	(34,745)	(30,297)

Net inventory	$405,298	$388,402

Percent of inventory accounted for by:
LIFO	44%	42%
FIFO	56%	58%
9. Earnings Per Share
     Basic and diluted earnings per weighted average share outstanding were calculated as follows:

	Three Months Ended September 30,
(Amounts in thousands, except per share amounts)	2005	2004
Income from continuing operations	$5,183	$7,270

Net (loss) earnings	$(9,950)	$6,368

Denominator for basic earnings per share — weighted average shares	55,139	55,174
Effect of potentially dilutive securities	1,346	553

Denominator for diluted earnings per share — weighted average shares	56,485	55,727

Net earnings per share:
Basic:
Continuing operations	$0.09	$0.14
Net (loss) earnings	(0.18)	0.12
Diluted:
Continuing operations	$0.08	$0.13
Net (loss) earnings	(0.19)	0.11

	Nine Months Ended September 30,
(Amounts in thousands, except per share amounts)	2005	2004
Income from continuing operations	$26,641	$21,653

Net earnings	$3,986	$19,783

Denominator for basic earnings per share — weighted average shares	55,439	54,976
Effect of potentially dilutive securities	1,131	552

Denominator for diluted earnings per share — weighted average shares	56,570	55,528

Net earnings per share:
Basic:
Continuing operations	$0.48	$0.39
Net earnings	0.07	0.36
Diluted:
Continuing operations	$0.47	$0.39
Net earnings	0.07	0.36
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
11. Retirement and Postretirement Benefits
     Components of the net periodic cost (benefit) for the three months ended September 30, 2005 and 2004 were as follows:

	U.S.		Non-U.S.		Postretirement
(Amounts in millions)	Defined Benefit Plans		Defined Benefit Plans		Medical Benefits
Net periodic cost (benefit)	2005	2004	2005	2004	2005	2004
Service cost	$3.7	$3.5	$0.8	$0.9	$—	$0.1
Interest cost	3.9	3.8	2.6	2.2	1.0	1.3
Expected return on plan assets	(4.1)	(4.3)	(1.4)	(1.1)	—	—
Curtailments/settlements	(0.1)	0.6	—	—	—	—
Amortization of unrecognized net loss	1.3	0.6	0.3	0.3	0.2	0.4
Amortization of prior service costs/ (benefit)	(0.4)	(0.3)	—	—	(1.0)	(0.8)

Net cost recognized	$4.3	$3.9	$2.3	$2.3	$0.2	$1.0

     Components of the net periodic cost (benefit) for the nine months ended September 30, 2005 and 2004 were as follows:

	U.S.		Non-U.S.		Postretirement
(Amounts in millions)	Defined Benefit Plans		Defined Benefit Plans		Medical Benefits
Net periodic cost (benefit)	2005	2004	2005	2004	2005	2004
Service cost	$11.1	$10.4	$2.5	$2.5	$0.1	$0.1
Interest cost	11.6	11.6	7.7	6.6	3.1	4.0
Expected return on plan assets	(12.3)	(13.0)	(4.3)	(3.3)	—	—
Curtailments/settlements	(0.2)	0.6	—	—	—	—
Amortization of unrecognized net loss	3.8	1.9	1.1	1.0	0.5	1.1
Amortization of prior service costs	(1.1)	(1.0)	—	—	(3.1)	(2.3)

Net cost recognized	$12.9	$10.5	$7.0	$6.8	$0.6	$2.9

12. Income Taxes
     For the three months ended September 30, 2005, we earned $9.7 million before taxes and provided for income taxes of $4.5 million, resulting in an effective tax rate of 46.5%. For the nine months ended September 30, 2005, we earned $44.8 million before taxes and provided for income taxes of $18.2 million, resulting in an effective tax rate of 40.5%. The effective tax rate varied from the U.S. federal statutory rate for the three and nine months ended September 30, 2004 primarily due to the net impact of foreign operations.
     For the three months ended September 30, 2004, we earned $17.8 million before taxes and provided for income taxes of $10.6 million, resulting in an effective tax rate of 59.3%. For the nine months ended September 30, 2004, we earned $56.4 million before taxes and provided for income taxes of $34.8 million, resulting in an effective tax rate of 61.6%. The effective tax rate varied from the U.S. federal statutory rate for the three and nine months ended September 30, 2004 primarily due to the impact of increased foreign earnings repatriation used to pay down U.S. debt.
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
Three Months Ended September 30, 2005

				Subtotal –
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in thousands)	Pump	Solutions	Control	Segments	All Other	Total
Sales to external customers	$321,156	$103,338	$223,613	$648,107	$1,378	$649,485
Intersegment sales	810	9,852	1,076	11,738	(11,738)	-
Segment operating income	28,971	23,006	25,280	77,257	(22,446)	54,811
Three Months Ended September 30, 2004

				Subtotal –
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in thousands)	Pump	Solutions	Control	Segments	All Other	Total
Sales to external customers	$322,468	$88,749	$210,772	$621,989	$1,437	$623,426
Intersegment sales	1,362	7,143	1,052	9,557	(9,557)	—
Segment operating income	23,482	18,761	18,765	61,008	(17,828)	43,180
Nine Months Ended September 30, 2005

				Subtotal –
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in thousands)	Pump	Solutions	Control	Segments	All Other	Total
Sales to external customers	$992,061	$300,993	$660,020	$1,953,074	$3,693	$1,956,767
Intersegment sales	3,040	26,950	3,050	33,040	(33,040)	—
Segment operating income	84,355	65,891	71,456	221,702	(84,763)	136,939
Nine Months Ended September 30, 2004

				Subtotal –
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in thousands)	Pump	Solutions	Control	Segments	All Other	Total
Sales to external customers	$935,615	$266,309	$612,649	$1,814,573	$4,189	$1,818,762
Intersegment sales	4,328	22,297	3,405	30,030	(30,030)	—
Segment operating income	64,620	54,524	53,712	172,856	(47,239)	125,617
14. Subsequent Events
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
     In March 2006, we initiated a process to determine our compliance posture with respect to U.S. export control laws and regulations. Upon initial investigation, it appears that some product transactions and technology transfers may technically not be in compliance with U.S. export control laws and regulations and require further review. With assistance from outside counsel, we are currently involved in a systematic process to conduct further review, which we believe will take about 18 months to complete given the complexity of the export laws and the scope of our investigation. Any potential violations of U.S. export control laws and regulations that are identified may result in civil or criminal penalties, including fines and/or other penalties. Because our review into this issue is ongoing, we are currently unable to determine the full extent of potential violations or the nature or amount of potential penalties to which we might be subject to in the future. Given that the resolution of this matter is uncertain at this time, we are not able to reasonably estimate the maximum amount of liability that could result from final resolution of this matter. We cannot currently predict whether the ultimate resolution of this matter will have a material adverse effect on our business, including our ability to do business outside the U.S, or on our financial condition.
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
RECENT DEVELOPMENTS
     In an effort to better align our business portfolio with our core strategic objectives, in the first quarter of 2005, we made a definitive decision to divest the General Services Group (“GSG”), non-core service operations which provide online repair and other third-party services, and we engaged an investment banking firm to commence marketing. As a result, we reclassified the group to discontinued operations in the first quarter of 2005. Sales for GSG were $103 million and $116 million in 2005 and 2004, respectively. We performed an impairment analysis of GSG at March 31, 2005 on a held for sale basis and, after the allocation of goodwill, we recognized an impairment charge of $5.9 million during the first quarter of 2005. The initial estimated fair value at March 31, 2005 was based upon investment banker’s valuation of GSG’s estimated fair value as well as initial bids received from potential purchasers. As the year progressed, the number of potential buyers diminished to one potential purchaser and the business underperformed due to the pending sale. As a result, the lone bidder reduced its initial offer and accordingly, we recognized additional impairment charges aggregating approximately $24.2 million throughout 2005, of which $0 and $17.6 million were recorded in the second and third quarters, respectively, for total impairment charges in 2005 of $30.1 million. GSG was sold on December 31, 2005 for approximately $16 million in gross cash proceeds, including $2 million held in escrow pending final settlement, subject to final working capital adjustments that remain under negotiation, while retaining approximately $12 million of net accounts receivable. We used approximately $11 million of the net cash proceeds to reduce our outstanding indebtedness in January 2006.
     For further discussion of other recent developments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” included in our 2005 Annual Report.
RESULTS OF OPERATIONS – Three and Nine Months ended September 30, 2005 and 2004
Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended September 30,
(Amounts in millions)	2005	2004

Bookings	$794.2	$664.7
Sales	649.5	623.4
Backlog	994.9	896.6

	Nine Months Ended September 30,
(Amounts in millions)	2005	2004

Bookings	$2,230.1	$1,997.7
Sales	1,956.8	1,818.8
Backlog	994.9	896.6
     We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacture, service or support. Bookings for the three months ended September 30, 2005 increased by $123.1 million, or 18.5%, excluding currency benefits of approximately $6 million, as compared with the same period in 2004. Bookings for the nine months ended September 30, 2005 increased by $191.5 million, or 9.6%, excluding currency benefits of approximately $41 million, as compared with the same period in 2004. The increases are primarily attributable to the strong industry conditions across all of our divisions, particularly the oil and gas, power, and chemical industries.
     Sales for the three months ended September 30, 2005 increased by $21.1 million, or 3.4%, excluding currency benefits of approximately $5 million, as compared with the same period in 2004. Sales for the nine months ended September 30, 2005 increased by $100.6 million, or 5.5%, excluding currency benefits of approximately $37 million, as compared with the same period in 2004. Consistent with the increases in bookings, the increases are primarily attributable to strong market conditions across all of our divisions, particularly the engineered pump products and services, improved Russian and Asian valve markets and the oil and gas seal industry.
     Net sales to international customers, including export sales from the U.S., were approximately 64% of sales for both the three and nine months ended September 30, 2005 compared with 67% in the same periods in 2004. Weaker non-U.S. currency effects was the primary factor for the increase in 2005.
     Backlog represents the accumulation of uncompleted customer orders. Backlog at September 30, 2005 increased by $152.6 million, or 17.0%, excluding negative currency effects of approximately $54 million, as compared with September 30, 2004. The backlog increase compared with the prior year resulted from increased bookings during the nine months ended September 30, 2005.
Gross Profit and Gross Profit Margin

	Three Months Ended September 30,
(Amounts in millions)	2005	2004

Gross profit	$211.2	$189.5
Gross profit margin	32.5%	30.4%

	Nine Months Ended September 30,
(Amounts in millions)	2005	2004

Gross profit	$625.1	$554.1
Gross profit margin	31.9%	30.5%
     Gross profit margin of 32.5% for the three months ending September 30, 2005 increased from 30.4% for the same period in 2004. Gross profit margin of 31.9% for the nine months ending September 30, 2005 increased from 30.5% for the same period in 2004. The increases are a result of increased sales of engineered parts and services, which generally have a higher margin, by our Flowserve Pump Divisions and cost savings achieved through our Continuous Improvement Process (“CIP”) initiative.

Selling, General and Administrative Expense (“SG&A”)

	Three Months Ended September 30,
(Amounts in millions)	2005	2004

SG&A expense	$156.4	$146.3
SG&A expense as a percentage of sales	24.1%	23.5%

	Nine Months Ended September 30,
(Amounts in millions)	2005	2004

SG&A expense	$488.1	$428.5
SG&A expense as a percentage of sales	24.9%	23.6%
     SG&A for the three months ended September 30, 2005 increased by $9.0 million, or 6.2%, excluding currency effects of approximately $1 million, as compared with the same period in 2004. The increase in SG&A is due primarily to an increase in professional fees of $5.5 million generally related to audit and tax consulting fees. In addition, we had an increase in employee-related costs of $2.9 million, which includes sales commissions, incentive compensation and equity incentive programs ($1.1 million) and severance and transition expenses ($1.0 million).
     SG&A for the nine months ended September 30, 2005 increased by $52.0 million, or 12.1%, excluding currency effects of approximately $8 million, as compared with the same period in 2004, due primarily to increases in employee related costs and professional fees. Employee-related costs increased by $31.1 million, which includes sales commissions, incentive compensation and equity incentive programs ($11.3 million), severance and transition expenses ($3.9 million) and modification of stock option expiration terms for former executives, current and former employees and board of directors ($6.2 million). Professional fees increased primarily due to an increase of $12.4 million in audit fees and $12.8 million in fees related to tax consulting, accounting and internal audit assistance. These were partially offset by a $10.0 million decrease in legal fees and expenses.
Operating Income

	Three Months Ended September 30,
(Amounts in millions)	2005	2004

Operating income	$54.8	$43.2
Operating income as a percentage of sales	8.4%	6.9%

	Nine Months Ended September 30,
(Amounts in millions)	2005	2004

Operating income	$136.9	$125.6
Operating income as a percentage of sales	7.0%	6.9%
     Operating income for the three months ended September 30, 2005 increased by $10.8 million, or 25.0%, excluding currency benefits of approximately $1 million, as compared with the same period in 2004. Operating income for the nine months ended September 30, 2005 increased by $6.9 million, or 5.5%, excluding currency benefits of approximately $4 million, as compared with the same period in 2004. The increases are primarily a result of the increase in gross profit discussed above, partially offset by the increase in SG&A discussed above.

Interest Expense, Interest Income and Loss on Repayment of Debt

	Three Months Ended September 30,
(Amounts in millions)	2005	2004

Interest expense	$(19.0)	$(21.0)
Interest income	1.3	0.7
Loss on early extinguishment of debt	(27.9)	(1.0)

	Nine Months Ended September 30,
(Amounts in millions)	2005	2004

Interest expense	$(58.9)	$(60.6)
Interest income	2.8	1.2
Loss on early extinguishment of debt	(27.7)	(1.0)
     Interest expense for the three months ended September 30, 2005 decreased by $2.0 million as compared with the same period in 2004. Interest expense for the nine months ended September 30, 2005 decreased by $1.7 million, as compared with the same period in 2004. The decreases are primarily attributable to the refinancing of our 12.25% Senior Subordinated Notes with the proceeds of borrowings under our New Credit Facilities. Approximately 37.9% of our debt was at fixed rates at September 30, 2005, including the effects of $265 million notional interest rate swaps.
     Interest income was higher for both the three and nine months ended September 30, 2005 as compared with the same periods in 2004 due to a higher average cash balance in 2005.
     For the three and nine months ended September 30, 2005, we recognized $27.9 million and $27.7 million, respectively, in expenses related to the write-off of unamortized prepaid financing fees, primarily due to our refinancing. See further discussion of our refinancing in the “Liquidity and Capital Resources” section of this Management’s Discussion and Analysis and in Note 7 to our condensed consolidated financial statements included in this Quarterly Report. For the same periods in 2004, we recognized expenses of $1.0 million, for the write-off of unamortized prepaid financing fees related to optional debt repayments of $40.0 million.
Other Income (Expense), net

	Three Months Ended September 30,
(Amounts in millions)	2005	2004

Other income (expense), net	$0.4	$(4.0)

	Nine Months Ended September 30,
(Amounts in millions)	2005	2004

Other income (expense), net	$(8.3)	$(8.8)
     Other expense, net for the three months ended September 30, 2005 decreased by $4.4 million as compared with the same period in 2004 primarily due to a decrease in foreign currency transaction losses.
     Other expense, net for the nine months ended September 30, 2005 decreased by $0.5 million as compared with the same period in 2004 due to decreases in foreign currency transaction losses, partially offset by increases in unrealized losses on forward exchange contracts.

Tax Expense and Tax Rate

	Three Months Ended September 30,
(Amounts in millions)	2005	2004

Provision for income tax	$4.5	$10.6
Effective tax rate	46.5%	59.3%

	Nine Months Ended September 30,
(Amounts in millions)	2005	2004

Provision for income tax	$18.2	$34.8
Effective tax rate	40.5%	61.6%
     Our effective tax rate of 46.5% for the three months ended September 30, 2005 decreased from 59.3% for the same period in 2004. Our effective tax rate of 40.5% for the nine months ended September 30, 2005 decreased from 61.6% for the same period in 2004. The decreases are due primarily to the net impact of foreign operations.
Net (Loss) Earnings and (Loss) Earnings Per Share

	Three Months Ended September 30,
(Amounts in millions)	2005	2004

Income from continuing operations	$5.2	$7.3
Net (loss) earnings	(10.0)	6.4
Net earnings per share from continuing operations — diluted	0.08	0.13
Net (loss) earnings per share — diluted	(0.19)	0.11
Average diluted shares	56.5	55.7

	Nine Months Ended September 30,
(Amounts in millions)	2005	2004

Income from continuing operations	$26.6	$21.7
Net earnings	4.0	19.8
Net earnings per share from continuing operations — diluted	0.47	0.39
Net earnings per share — diluted	0.07	0.36
Average diluted shares	56.6	55.5
     Income from continuing operations for the three months ended September 30, 2005 decreased as compared to the same period in 2004 primarily as a result of the loss on early extinguishment of debt recorded in connection with our refinancing, partially offset by the increase in operating income and decrease in provision for income tax discussed above. The increase in income from continuing operations for the nine months ended September 30, 2005 as compared with the same period in 2004 is a result of the increase in operating income, combined with the decrease in the tax provision discussed above, partially offset by the increase in loss on early extinguishment of debt recorded in conjunction with our refinancing.
     The net loss for the three months ended September 30, 2005 was significantly lower than income from continuing operations for the same period. This is primarily attributable to a $17.6 million impairment recorded in the third quarter of 2005 for assets held for sale, which is included in discontinued operations. Net earnings for the nine months ended September 30, 2005 was significantly lower than income from continuing operations for the same period due primarily to an aggregate $23.5 million impairment recorded during the period for assets held for sale, which is included in discontinued operations.
     Average diluted shares were relatively flat in the first nine months of 2005 compared with the same period in 2004.

Other Comprehensive Income (Loss)

	Three Months Ended September 30,
(Amounts in millions)	2005	2004

Other comprehensive income (loss)	$1.9	$(1.5)

	Nine Months Ended September 30,
(Amounts in millions)	2005	2004

Other comprehensive income (loss)	$(22.5)	$(15.4)
     Other comprehensive income (loss) changed from a loss of $1.5 million for the quarter ended September 30, 2004 to income of $1.9 million for the quarter ended September 30, 2005 primarily reflecting an increase in unrealized gain on hedging activity partially offset by a strengthening of the Euro and British pound during the three months ended September 30, 2005.
     Other comprehensive loss for the nine months ended September 30, 2005 increased $7.1 million as compared with the same period in 2004, reflecting a strengthening of the Euro and British pound during the nine-month period ended September 30, 2005, as compared with the same period in 2004.
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

	Three Months Ended September 30,
(Amounts in millions)	2005	2004

Bookings	$436.5	$349.7
Sales	322.0	323.8
Gross profit	90.0	82.9
Gross profit margin	27.9%	25.6%
Operating income	29.0	23.5
Operating income as a percentage of sales	9.0%	7.3%
Backlog	690.9	628.3

	Nine Months Ended September 30,
(Amounts in millions)	2005	2004

Bookings	$1,138.6	$1,011.1
Sales	995.1	939.9
Gross profit	268.2	235.7
Gross profit margin	27.0%	25.1%
Operating income	84.4	64.6
Operating income as a percentage of sales	8.5%	6.9%
Backlog	690.9	628.3
     Bookings for the three months ended September 30, 2005 increased by $82.1 million, or 23.5%, excluding currency benefits of approximately $5 million, as compared with the same period in 2004. All regions contributed to the increased bookings, due to strong market conditions for oil and gas, power, and chemical products.
     Bookings for the nine months ended September 30, 2005 increased by $104.8 million, or 10.4%, excluding currency benefits of approximately $23 million, as compared with the same period in 2004 . Continued improvement in oil and gas, water, and power markets resulted in improved bookings across all regions.
     Sales for the three months ended September 30, 2005 decreased by $5.4 million, or 1.7%, excluding currency benefits of approximately $4 million, as compared with the same period in 2004. The decrease is due primarily to a number of large projects that were in process during the period and shipped subsequent to September 30, 2005.
     Sales for the nine months ended September 30, 2005 increased by $34.1 million, or 3.6%, excluding currency benefits of approximately $21 million, as compared with the same period in 2004. The addition of TKL in March 2004 and improved markets for engineered products and services were the primary drivers of the increase.
     Gross profit margin of 27.9% for the three months ending September 30, 2005 increased from 25.6% for the same period in 2004 as a result of a more favorable product mix.
     Gross profit margin of 27.0% for the nine months ending September 30, 2005 increased from 25.1% for the same period in 2004. The increase is a result of a more profitable product mix and increased sales, which favorably impacts our absorption of fixed costs.
     Operating income for the three months ended September 30, 2005 increased by $5.5 million, or 23.4% as compared with the same period in 2004. Currency had a negligible impact on operating income for the quarter. The improvement was a result if increased gross profit for the period as described above.
     Operating income for the nine months ended September 30, 2005 increased by $17.6 million, or 27.2%, excluding currency benefits of approximately $2 million, as compared with the same period in 2004. Increased gross profit positively impacted operating income, as described above, partially offset by an increase in SG&A due to increased marketing and information technology costs.
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

	Three Months Ended September 30,
(Amounts in millions)	2005	2004

Bookings	$250.6	$228.9
Sales	224.7	211.8
Gross profit	72.1	65.1
Gross profit margin	32.1%	30.7%
Operating income	25.3	18.8
Operating income as a percentage of sales	11.3%	8.9%
Backlog	246.5	234.6

	Nine Months Ended September 30,
(Amounts in millions)	2005	2004

Bookings	$770.3	$725.6
Sales	663.1	616.1
Gross profit	216.0	192.7
Gross profit margin	32.6%	31.3%
Operating income	71.5	53.7
Operating income as a percentage of sales	10.8%	8.7%
Backlog	246.5	234.6
     Bookings for the three months ended September 30, 2005 increased by $21.7 million, or 9.5% as compared with the same period in 2004. Currency had a nominal effect for the period. The increase is primarily attributable to the continued strengthening of key end-markets, most notably the chemical and mining markets in Asia.
     Bookings for the nine months ended September 30, 2005 increased by $32.1 million, or 4.4%, excluding currency benefits of approximately $13 million as compared with the same period in 2004. This increase is due to higher demand in the industrial and commercial markets and increased project sales, particularly in Asia and Russia.
     Sales for the three months ended September 30, 2005 increased by $12.9 million, or 6.1%, as compared with the same period in 2004. Currency had a nominal effect for the period. The increase in sales is the result of price increases implemented in the latter half of 2004, higher Asian chemical sales and improved U.S. petrochemical and Russian power markets.
     Sales for the nine months ended September 30, 2005 increased by $35.3 million, or 5.7%, excluding currency benefits of approximately $12 million as compared with the same period in 2004. This increase is a result of the aforementioned continued strengthening of key-end markets, particularly within Asia and Russia, as well as the positive impact of the price increases implemented in the latter half of 2004.
     Gross profit margin of 32.1% for the three months ended September 30, 2005 increased from 30.7% for the same period in 2004. Gross profit margin of 32.6% for the nine months ended September 30, 2005 increased from 31.3% for the same period in 2004. The improvements reflect the benefit of operating efficiencies realized as a result of our various initiatives to reduce manufacturing costs and to achieve cost savings via supply chain, offset in part by an increase in the original equipment manufacturer business, which has a comparatively lower margin than the aftermarket business.
     Operating income for the three months ended September 30, 2005 increased by $6.5 million, or 34.6% as compared with the same period in 2004. Currency had a nominal effect for the period. This increase is driven by the improvement in gross profit, while partially offset by higher value of SG&A costs associated with increased headcount and higher information technology costs, although the decrease in SG&A as a percentage of sales contributed 100 basis points to operating margin.
     Operating income for the nine months ended September 30, 2005 increased by $16.4 million, or 30.6%, excluding currency benefits of approximately $1 million as compared with the same period in 2004. This increase is driven by the improvement in gross profit, offset partially by the aforementioned higher value of SG&A costs associated with increased headcount and higher information technology costs, although the decrease in SG&A as a percentage of sales contributed 80 basis points to operating margin.
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

	Three Months Ended September 30,
(Amounts in millions)	2005	2004

Bookings	$116.5	$98.5
Sales	113.2	95.9
Gross profit	50.0	42.2
Gross profit margin	44.1%	44.0%
Operating income	23.0	18.8
Operating income as a percentage of sales	20.3%	19.6%
Backlog	67.0	46.6

	Nine Months Ended September 30,
(Amounts in millions)	2005	2004

Bookings	$353.1	$294.0
Sales	327.9	288.6
Gross profit	144.3	126.3
Gross profit margin	44.0%	43.8%
Operating income	65.9	54.5
Operating income as a percentage of sales	20.1%	18.9%
Backlog	67.0	46.6
     Bookings for the three months ended September 30, 2005 increased by $16.8 million, or 17.0%, excluding currency benefits of approximately $1 million, as compared with the same period in 2004. Bookings for the nine months ended September 30, 2005 increased by $53.3 million, or 18.1%, excluding currency benefits of approximately $6 million, as compared with the same period in 2004. The bookings’ improvements generally reflect FSD’s emphasis on end user business and success in establishing longer-term customer alliance programs. Increased market conditions and a focus on customer service also contributed to the increase.
     Sales for the three months ended September 30, 2005 increased by $16.4 million, or 17.1%, excluding currency benefits of approximately $1 million, as compared with the same period in 2004. Sales for the nine months ended September 30, 2005 increased by $34.7 million, or 12.0%, excluding currency benefits of approximately $5 million, as compared with the same period in 2004. As discussed above, the improved market conditions, combined with heightened levels of service and customer alliance programs have contributed to the sales growth.
     Gross profit margin of 44.1% and 44.0% for the three and nine months ending September 30, 2005, respectively, were relatively flat as compared with the same period in 2004.
     Operating income for the three months ended September 30, 2005 increased by $4.2 million, or 22.3%, as compared with the same period in 2004. Currency had a negligible impact on operating income for the quarter. Operating income for the nine months ended September 30, 2005 increased by $10.3 million, or 18.9%, excluding currency benefits of approximately

$1 million, as compared with the same period in 2004. These improvements reflect the benefits of increased sales, as well as the operating efficiencies resulting from our CIP initiative.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis

	Nine Months Ended September 30,
(Amounts in millions)	2005	2004

Net cash flows provided by operating activities	$19.9	$86.8
Net cash flows used by investing activities	(27.7)	(33.9)
Net cash flows used by financing activities	(19.2)	(66.0)
     Cash generated by operations and borrowings available under our existing revolving credit facility are our primary sources of short-term liquidity. Our sources of operating cash include the sale of our products and services. Our cash balance at September 30, 2005 was $35.2 million, as compared with $63.8 million at December 31, 2004.
     Cash flows provided by operating activities in the first nine months of 2005 were $19.9 million, compared with $86.8 million in the first nine months of 2004. Working capital, excluding cash, was a use of operating cash flow of $32.9 million in the first nine months of 2005, compared with a source of $3.8 million in the prior year period. Working capital for the current period primarily reflects an increase of $38.8 million in inventories versus the prior year, which corresponds to the increase in business volume and sales activity, and a decrease of $34.7 million in retirement obligations and other liabilities due primarily to increased funding of pension plans (see below). These were partially offset by a decrease in accounts receivable of $12.8 million primarily due to improving collections.
     We made the following quarterly contributions to our U.S. defined benefit pension plans:

Quarter ending:	2005	2004
	(Amounts in millions)
March 31	$4.1	$0.2
June 30	7.7	8.1
September 30	32.0	5.3
December 31	1.0	1.7

	$44.8	$15.3

     Cash flows used by investing activities in the first nine months of 2005 were $27.7 million, compared with $33.9 million in the first nine months of 2004. Cash outflows in 2005 and 2004 were due primarily to capital expenditures, as well as the acquisition of TKL in March 2004 (described below).
     Cash flows used by financing activities in the first nine months of 2005 were $19.2 million, compared with $66.0 million in the first nine months of 2004. Cash outflows in both periods were primarily due to net payments of long-term debt.
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
Capital Expenditures
     Capital expenditures were $25.5 million for the nine months ended September 30, 2005 compared with $28.5 million for the same period in 2004. Capital expenditures were funded primarily by operating cash flows. Capital expenditures in 2005 focused on new product development, information technology infrastructure and cost reduction opportunities. Capital expenditures in 2004 were invested in new and replacement machinery and equipment and information technology. For the full year 2005, our capital expenditures were approximately $49 million. Certain of our facilities may face capacity constraints in the foreseeable future, which may lead to higher capital expenditure levels.
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
     In August 2004, we borrowed $85 million at a floating interest rate based on 3-month U.S. LIBOR that resets quarterly. As of September 30, 2005, the interest rate was 3.80%. The maturity of the amount drawn is June 15, 2011, but may be repaid at any time without penalty. Concurrent with borrowing the $85 million we entered into a derivative contract with a third party financial institution, swapped this principal amount to €70.6 million and fixed the LIBOR portion of the interest rate to a fixed interest rate of 4.19% through the scheduled repayment date. Additional discussion of the derivative, is included in Note 6 to our condensed consolidated financial statements, included in this Quarterly Report.
     Additional discussion of our New Credit Facilities, EIB credit facility and 2000 Credit Facilities, is included in Note 7 to our condensed consolidated financial statements, included in this Quarterly Report.
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

     Amounts outstanding under the 2000 Credit Facilities were repaid in August 2005 using the proceeds from the New Credit Facilities.
Senior Subordinated Notes
     At September 30, 2005, we had no amounts outstanding on our Senior Subordinated Notes. The Senior Subordinated Notes were originally issued in 2000 at a discount to yield 12.5%, but have a coupon interest rate of 12.25%. Interest on these notes was payable semi-annually in February and August. In August 2005, all remaining Senior Subordinated Notes outstanding were called by us at 106.125% of face value as specified in the loan agreement and repaid, along with accrued interest.
Debt Covenants and Other Matters
     Our 2000 Credit Facilities that have now been refinanced, the letter of credit facility guaranteeing our obligations under the EIB credit facility, and the agreements governing our domestic receivables program each required us to deliver to creditors thereunder our audited annual consolidated financial statements within a specified number of days following the end of each fiscal year. In addition, the indentures governing our 12.25% Senior Subordinated Notes required us to timely file with the SEC our annual and quarterly reports. As a result of the restatement of our prior period financial statements as disclosed in our 2004 Annual Report and the new obligations regarding internal controls attestation under Section 404, we did not timely issue our financial statements for the year ended December 31, 2004 and 2005 and the quarterly periods ended June 30, 2004, September 30, 2004, March 31, 2005, June 30, 2005, September 30, 2005 and March 31, 2006, and were unable to timely file with the SEC our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for such periods. Prior to the refinancing of our 2000 Credit Facilities and the replacement of the standby letter of credit facility, we obtained waivers thereunder extending the deadline for the delivery of our financial statements to the lenders under our 2000 Credit Facilities and the letter of credit facility guaranteeing the EIB credit facility and, as a result of obtaining such waivers, we were not in default as a result of the delay in the delivery of our financial statements. We did not seek or obtain a waiver under the indentures governing our 12.25% Senior Subordinated Notes with respect to our inability to timely file with the SEC the required reports and, prior to the refinancing of our 12.25% Senior Subordinated Notes, were in default thereunder.
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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
     The following table presents a summary of our contractual obligations at September 30, 2005:

	Payments Due By Period
	Remainder of			2010 &
(Amounts in millions)	2005	2006 – 2007	2008 – 2009	Beyond	Total

Long-term debt	$1.5	$12.0	$12.0	$659.5	$685.0
Fixed interest payments (1)	1.5	13.1	10.4	7.5	32.5
Variable interest payments (2)	8.6	68.1	67.0	76.6	220.3
Capital lease obligations	0.2	0.4	—	—	0.6
Operating leases	4.7	29.5	16.1	19.3	69.6
Purchase obligations: (3)
Inventory	189.7	0.6	0.0	—	190.3
Non-inventory	11.6	1.0	0.4	—	13.0

(1)	Fixed interest payments include payments on fixed and synthetically fixed rate debt.

(2)	Variable interest payments under our New Credit Facilities were estimated using a base rate of three-month LIBOR as of September 30, 2005.

(3)	Purchase obligations are presented at the face value of the purchase order, excluding the effects of early termination provisions. Actual payments could be less than amounts presented herein.
     The following table presents a summary of our commercial commitments at September 30, 2005:

	Commitment Expiration By Period
	Remainder of			2010 &
(Amounts in millions)	2005	2006 – 2007	2008 – 2009	Beyond	Total

Letters of credit	$53.3	$250.9	$18.6	$1.3	$324.1
Surety bonds	2.3	27.8	1.1	—	31.2
     We expect to satisfy these commitments through performance under our contracts.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     Management’s discussion and analysis are based on our condensed consolidated financial statements and related footnotes contained within this report. Our more critical accounting policies used in the preparation of the consolidated financial statements were discussed in our 2005 Annual Report. These critical policies, for which no significant changes have occurred in the nine months of 2005, include:
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
     Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our 2000 Credit Facilities, which bear interest based on floating rates. At September 30, 2005, after the effect of interest rate swaps, we have approximately $420.0 million of variable rate debt obligations outstanding with a weighted average interest rate of 5.8%. A hypothetical change of 100-basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by approximately $3.2 million for the nine months ended September 30, 2005.
     We are exposed to credit-related losses in the event of non-performance by counterparties to financial instruments including interest rate swaps, but we expect all counterparties to meet their obligations given their creditworthiness. As of September 30, 2005, we have $265 million of notional amount in outstanding interest rate swaps with third parties with maturities through June 2011 compared to $210 million as of the same period in 2004.
     We employ a foreign currency hedging strategy to minimize potential losses in earnings or cash flows from unfavorable foreign currency exchange rate movements. These strategies also minimize potential gains from favorable exchange rate movements. Foreign currency exposures arise from transactions, including firm commitments and anticipated transactions, denominated in a currency other than an entity’s functional currency and from foreign-denominated revenues and profits translated back into U.S. dollars. Based on a sensitivity analysis at September 30, 2005, a 10% adverse change in the foreign currency exchange rates could impact our results of operations for the nine months ended September 30, 2005 by $7.7 million as shown below:

(Amounts in millions)
Euro	$2.4
Swiss franc	0.9
Canadian dollar	0.7
Singapore dollar	0.7
Indian rupee	0.6
Venezuelan bolivar	0.5
Australian dollar	0.3
British pound	0.3
Mexican peso	0.3
Argentina peso	0.3
Brazil real	0.3
All other	0.4

Total	$7.7

     Exposures are hedged primarily with foreign currency forward contracts that generally have maturity dates less than one year. Company policy allows foreign currency coverage only for identifiable foreign currency exposures and, therefore, we do not enter into foreign currency contracts for trading purposes where the objective would be to generate profits. As of September 30, 2005, we have a U.S. dollar equivalent of $210.5 million in outstanding forward contracts with third parties compared with $83.4 million at September 30, 2004.
     Generally, we view our investments in foreign subsidiaries from a long-term perspective, and therefore, do not hedge these investments. We use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary.
     We realized gains (losses) associated with foreign currency translation of $0.7 million and $3.4 million for the three months ended September 30, 2005 and 2004, respectively, and $(24.5) million and $(11.0) million for the nine months ended September 30, 2005 and 2004, respectively, which are included in other comprehensive income (loss). Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of forward contracts that do not qualify for hedge accounting are included in our consolidated results of operations. We realized foreign currency losses of $(1.0) million and $4.6 million for the three months ended September 30, 2005 and 2004, respectively, and

$8.2 million and $10.4 million for the nine months ended September 30, 2005 and 2004, respectively, which is included in other (income) expense, net in the accompanying consolidated statements of operations. The currency losses in 2005 compared with 2004 reflect strengthening of the Euro and the Singapore dollar versus the U.S. dollar.
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
     In connection with the preparation of this Quarterly Report, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. In making this evaluation, our management considered the matters relating to the material weaknesses described in our 2004 Annual Report and our 2005 Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2005.
     A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As more fully described in “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of our 2004 Annual Report, management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2004, which also existed as of September 30, 2005:
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
     As more fully described in “Management’s Report on Internal Control Over Financial Reporting” included in Item 9A of our 2005 Annual Report, management identified the following material weakness in our internal control over financial reporting as of December 31, 2005, which also existed as of September 30, 2005: we did not maintain effective controls over the completeness, accuracy and valuation of stock-based employee compensation expense, based on criteria established in Internal Control — Integrated Framework issued by COSO.
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
Changes in Internal Control over Financial Reporting
     There have been no material changes in our internal control over financial reporting during the three months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     During the third quarter of 2005, we issued an aggregate of 140,800 shares of restricted stock to employees pursuant to the 2004 Stock Compensation Plan. We believe these securities are not subject to registration under the “no sale” principle or were otherwise issued pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

     Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Number of
	Total Number	Weighted	Purchased as Part of	Shares That May Yet Be
	of Shares	Average Price	Publicly Announced	Purchased Under the
Period	Purchased (1)	Paid per Share	Plan (2)	Plan (2)
July 1-31, 2005	12,588	$30.74	N/A	N/A
August 1-31, 2005	2,861	35.93	N/A	N/A
September 1-30, 2005	—	—	N/A	N/A

Total	15,449	$31.70	N/A	N/A

(1)	Represents 12,633 shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards and 2,816 shares of common stock purchased by a rabbi trust that we established in connection with our director deferral plans pursuant to which non-employee directors may elect to defer directors’ cash compensation to be paid at a later date in the form of common stock.

(2)	We do not have a publicly announced program for repurchase of shares of our common stock.
Item 3. Defaults Upon Senior Securities.
          None.
Item 4. Submission of Matters to a Vote of Security Holders.
          None.
Item 5. Other Information.
          None.

Item 6. Exhibits.
     Set forth below is a list of exhibits included as part of this Quarterly Report:

Exhibit No.	Description
3.1	1988 Restated Certificate of Incorporation of The Duriron Company, Inc., filed as Exhibit 3.1 to Flowserve Corporation’s (f/k/a The Duriron Company) Annual Report on Form 10-K for the year ended December 31, 1988.

3.2	1989 Amendment to Certificate of Incorporation, filed as Exhibit 3.2 to Flowserve Corporation’s Annual Report on Form 10-K for the year ended December 31, 1989.

3.3	1996 Certificate of Amendment of Certificate of Incorporation, filed as Exhibit 3.4 to Flowserve Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995.

3.4	April 1997 Certificate of Amendment of Certificate of Incorporation, filed as part of Annex VI to the Joint Proxy Statement/ Prospectus, which is part of Flowserve Corporation’s Registration Statement on Form S-4, dated June 19, 1997.

3.5	July 1997 Certificate of Amendment of Certificate of Incorporation, filed as Exhibit 3.6 to Flowserve Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

3.6	Amended and Restated By-Laws of Flowserve Corporation, as amended, filed as Exhibit 3.9 to Flowserve Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.1	Credit Agreement, dated as of August 12, 2005, among the Company, the lenders referred to therein, the Bank of America, N.A., as swingline lender, administrative agent and collateral agent, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of August 12, 2005.

10.2	Employment Agreement between the Company and Lewis M. Kling, dated July 28, 2005, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of July 28, 2005.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWSERVE CORPORATION
(Registrant)

Date: July 27, 2006	/s/ Lewis M. Kling

Lewis M. Kling
President and Chief Executive Officer

Date: July 27, 2006	/s/ Mark A. Blinn

Mark A. Blinn
Vice President and Chief Financial Officer

Exhibits Index

Exhibit No.	Description
3.1	1988 Restated Certificate of Incorporation of The Duriron Company, Inc., filed as Exhibit 3.1 to Flowserve Corporation’s (f/k/a The Duriron Company) Annual Report on Form 10-K for the year ended December 31, 1988.

3.2	1989 Amendment to Certificate of Incorporation, filed as Exhibit 3.2 to Flowserve Corporation’s Annual Report on Form 10-K for the year ended December 31, 1989.

3.3	1996 Certificate of Amendment of Certificate of Incorporation, filed as Exhibit 3.4 to Flowserve Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995.

3.4	April 1997 Certificate of Amendment of Certificate of Incorporation, filed as part of Annex VI to the Joint Proxy Statement/ Prospectus, which is part of Flowserve Corporation’s Registration Statement on Form S-4, dated June 19, 1997.

3.5	July 1997 Certificate of Amendment of Certificate of Incorporation, filed as Exhibit 3.6 to Flowserve Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

3.6	Amended and Restated By-Laws of Flowserve Corporation, as amended, filed as Exhibit 3.9 to Flowserve Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.1	Credit Agreement, dated as of August 12, 2005, among the Company, the lenders referred to therein, the Bank of America, N.A., as swingline lender, administrative agent and collateral agent, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of August 12, 2005.

10.2	Employment Agreement between the Company and Lewis M. Kling, dated July 28, 2005, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of July 28, 2005.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.