Form 10-Q
period 2006-03-31
FLOWSERVE CORP
filed 2006-09-29
CIK 30625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2006
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
Large accelerated filer ☑            Accelerated filer ☐            Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of September 25, 2006, there were 56,532,358 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q

i

EXPLANATORY NOTE
     As a result of the significant delay in completing our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Annual Report”), which was filed on June 30, 2006, and the obligations regarding internal control certification under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we were unable to timely file with the Securities and Exchange Commission (“SEC”), this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (“Quarterly Report”).

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2006	2005
Sales	$653,857	$616,118
Cost of sales	439,465	424,975

Gross profit	214,392	191,143
Selling, general and administrative expense	176,872	165,316

Operating income	37,520	25,827
Interest expense	(15,682)	(20,035)
Interest income	1,083	844
Other income (expense), net	1,133	(2,713)

Earnings before income taxes	24,054	3,923
Provision for income taxes	10,162	1,024

Income from continuing operations	13,892	2,899
Discontinued operations, net of tax	—	(6,913)

Net income (loss)	$13,892	$(4,014)

Earnings (loss) per share:
Basic:
Continuing operations	$0.25	$0.05
Discontinued operations	—	(0.12)

Net earnings (loss)	$0.25	$(0.07)

Diluted:
Continuing operations	$0.24	$0.05
Discontinued operations	—	(0.12)

Net earnings (loss)	$0.24	$(0.07)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
(Amounts in thousands)	2006	2005
Net earnings (loss)	$13,892	$(4,014)

Other comprehensive income (expense):
Foreign currency translation adjustments, net of tax	5,393	(8,708)
Cash flow hedging activity, net of tax	1,417	960

Other comprehensive income (loss)	6,810	(7,748)

Comprehensive income (loss)	$20,702	$(11,762)

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Amounts in thousands, except per share data)	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$45,784	$92,864
Restricted cash	2,920	3,628
Accounts receivable, net of allowance for doubtful accounts of $15,147 and $14,271, respectively	481,280	472,946
Inventories, net	391,675	361,770
Deferred taxes	120,793	113,957
Prepaid expenses and other	31,939	26,034

Total current assets	1,074,391	1,071,199
Property, plant and equipment, net of accumulated depreciation of $462,631 and $444,701, respectively	400,686	397,622
Goodwill	836,976	834,863
Deferred taxes	30,316	34,261
Other intangible assets, net	144,198	146,251
Other assets, net	95,555	91,342

Total assets	$2,582,122	$2,575,538

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$310,435	$316,713
Accrued liabilities	329,179	360,798
Debt due within one year	22,833	12,367
Deferred taxes	5,246	5,044

Total current liabilities	667,693	694,922
Long-term debt due after one year	651,520	652,769
Retirement obligations and other liabilities	407,294	396,013
Shareholders’ equity:
Series A preferred stock, $1.00 par value, 1,000 shares authorized, no shares issued	—	—
Common shares, $1.25 par value	72,018	72,018
Shares authorized – 120,000
Shares issued – 57,614
Capital in excess of par value	473,711	477,201
Retained earnings	460,055	446,163

	1,005,784	995,382
Treasury shares, at cost – 1,334 and 1,640 shares, respectively	(31,061)	(37,547)
Deferred compensation obligation	4,739	4,656
Accumulated other comprehensive loss	(123,847)	(130,657)

Total shareholders’ equity	855,615	831,834

Total liabilities and shareholders’ equity	$2,582,122	$2,575,538

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows — Operating activities:
Net earnings (loss)	$13,892	$(4,014)
Adjustments to reconcile net earnings (loss) to net cash used by operating activities:
Depreciation	14,613	16,488
Amortization of intangible and other assets	2,552	2,674
Amortization of deferred loan costs and discount	528	1,125
Impairment of assets	—	5,905
Equity based compensation expense	3,882	1,248
Equity income in unconsolidated subsidiaries, net of dividends received	(3,494)	(1,665)
Change in assets and liabilities:
Accounts receivable, net	(3,824)	17,535
Inventories, net	(26,204)	(29,941)
Prepaid expenses and other	(4,086)	(9,401)
Other assets, net	(1,432)	671
Accounts payable	(11,968)	(15,943)
Accrued liabilities and income taxes payable	(35,927)	(25,200)
Retirement obligations and other liabilities	6,477	(152)
Net deferred taxes	(690)	(6,070)

Net cash flows used by operating activities	(45,681)	(46,740)

Cash flows — Investing activities:
Capital expenditures	(12,482)	(8,965)
Change in restricted cash	708	—

Net cash flows used by investing activities	(11,774)	(8,965)

Cash flows — Financing activities:
Net borrowings under lines of credit	20,072	20,368
Payments on long-term debt	(10,856)	—
Proceeds from stock option activity	—	514

Net cash flows provided by financing activities	9,216	20,882
Effect of exchange rate changes on cash	1,159	(1,215)

Net change in cash and cash equivalents	(47,080)	(36,038)
Cash and cash equivalents at beginning of year	92,864	63,759

Cash and cash equivalents at end of period	$45,784	$27,721

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Accounting Policies
Basis of Presentation
     The accompanying condensed consolidated balance sheet as of March 31, 2006, and the related condensed consolidated statements of income (loss) and comprehensive income (loss) for the three months ended March 31, 2006 and 2005, and the condensed consolidated statements of cash flows for the three months ended March 31, 2006 and 2005, are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements have been made.
     The accompanying condensed consolidated financial statements and notes in this Quarterly Report are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes to the financial statements. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2005 presented in our 2005 Annual Report.
     Certain reclassifications have been made to prior period amounts to conform with the current period presentation.
Stock-Based Compensation
     Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share–Based Payment” using the modified prospective application method, and therefore, have not restated results for prior periods. Under this method, stock based compensation expense for the first quarter of 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested at the date of adoption, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Stock-based compensation expense for all stock-based compensation awards granted after the date of adoption is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).
     In conjunction with the adoption of SFAS No. 123(R), we selected the alternative transition method to determine the net excess tax benefits that would have qualified as such as of January 1, 2006. See Note 3 for further discussion on stock-based compensation.
Other Accounting Policies
     Other significant accounting policies, for which no significant changes have occurred in the quarter ended March 31, 2006, are detailed in Note 1 of our 2005 Annual Report.
Accounting Developments
     Pronouncements Implemented
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R). We adopted SFAS No. 123(R) on January 1, 2006 utilizing the modified prospective application method. See Note 3 for additional information regarding the adoption of SFAS No. 123(R).
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4 and seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials by requiring those items to be recognized as current period charges. Additionally, SFAS No. 151 requires that fixed production overheads be allocated to conversion costs based on the normal capacity of the production facilities. SFAS No. 151 is effective prospectively for inventory costs incurred in fiscal years beginning after June 15, 2005. Our adoption of SFAS No. 151, effective beginning in the first quarter of 2006, did not have a material impact on our consolidated financial condition or results of operation.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 establishes new standards on accounting for changes in accounting principles. All such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Periods.” However, it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity and the correction of errors. Our adoption of SFAS No. 154 in the first quarter of 2006 had no impact on our consolidated financial position or results of operations.
     Pronouncements Not Yet Implemented
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
     SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS No. 155 to have a material impact on our consolidated financial condition and results of operations.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of Statement No. 140.” SFAS No. 156 clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability, requires that a separately recognized servicing asset or servicing liability be initially measured at fair value and permits an entity with a separately recognized servicing asset or servicing liability to choose either the amortization method or fair value method for subsequent measurement. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS No. 156 to have a material impact on our financial condition and results of operations.
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
2. Discontinued Operations
     General Services Group — During the first quarter of 2005 we made a definitive decision to divest certain non-core service operations, collectively called the General Services Group (“GSG”), and accordingly, evaluated impairment pursuant to a held for sale concept as opposed to the previously held and used concept. As part of our decision to sell, we allocated $12.3 million of goodwill to GSG based on its relative fair value to the total reporting unit’s estimated fair value. We recognized impairment charges aggregating $30.1 million during 2005 relating to GSG as the number of potential buyers diminished to one purchaser during the bidding process, and the business underperformed during the year due to the pending sale. Of the $30.1 million impairment, $5.9 million was recorded during the three months ended March 31, 2005. Effective December 31, 2005, we sold GSG to Furmanite, a unit of Dallas-based Xanser Corporation for approximately $16 million in gross cash proceeds, including $2 million held in escrow pending final settlement, subject to final working capital adjustments. The sale excluded approximately $12 million of net accounts receivable and resulted in a pre-tax loss of $3.8 million, which was recognized in the fourth quarter of 2005. The ultimate purchase price of GSG is subject to final working capital adjustments, which remain under negotiation, and is expected to be resolved in the fourth quarter of 2006. The outcome of such negotiations could result in a change in the ultimate loss on sale in the period of resolution. We used approximately $11 million of the net cash proceeds to reduce our indebtedness in January 2006. We have allocated estimated interest expense related to this repayment to each period presented based upon then prevailing interest rates. As a result of this sale, we have presented the results of operations of GSG as discontinued operations for all periods presented.
     GSG generated the following results of operations for the three months ended March 31, 2005 (in millions):

Sales	$27.3
Cost of sales	22.4
Selling, general and administrative expense	12.9
Interest expense	0.2

Loss before income taxes	(8.2)
Income tax benefit	(1.3)

Results for discontinued operations, net of tax	$(6.9)

3. Stock-Based Compensation Plans
     We adopted SFAS No. 123(R) on January 1, 2006. Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method as set forth in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations as permitted by SFAS No. 123. Accordingly, we recognized compensation expense for restricted stock and other equity awards over the applicable vesting period, however we did not recognize compensation expense for stock options for the three months ending March 31, 2005, because the options were granted at market value on the date of grant.
     The following table illustrates the effect of stock-based compensation on net earnings and earnings per share for the three months ended March 31, 2005, if we had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation, calculated using the Black-Scholes option-pricing model.

Three Months Ended
(Amounts in thousands, except per share data)	March 31, 2005
Net loss, as reported	$(4,014)
Restricted stock compensation expense included in net earnings, net of tax	740
Less: Stock-based employee compensation expense determined under fair value method for all awards, net of tax	(1,198)

Pro forma net loss	$(4,472)

Net loss per share — basic:
As reported	$(0.07)
Pro forma	(0.08)
Net loss per share — diluted:
As reported	$(0.07)
Pro forma	(0.08)
     We adopted SFAS No. 123(R) under the modified prospective application method. Under this method, we recorded stock-based compensation expense of $2.8 million ($3.9 million pre-tax) for the three months ended March 31, 2006 for all awards granted on or after the date of adoption and for the portion of previously granted awards that remain unvested at the date of adoption over the remaining vesting period. Accordingly, prior period amounts have not been restated. In accordance with SFAS No. 123(R), we adjust share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. Currently, our stock-based compensation relates to stock options, restricted stock and other equity-based awards. It is our policy to set the exercise price of stock options at the closing price of our common stock on the New York Stock Exchange on the date such grants are authorized by our Board of Directors. Options granted to officers, other employees and directors allow for the purchase of common shares at or above the fair market value of our stock on the date the options are granted, although no options have been granted above fair market value. Generally, options become exercisable over a staggered period ranging from one to five years (most typically from one to three years). Options generally expire ten years from the date of the grant or within a short period of time following the termination of employment or cessation of services by an option holder; however, as described in greater detail under “Modifications” below, the expiration provisions relating to certain outstanding option awards that have been modified.
     Stock Options — Information related to stock options issued to officers, other employees and directors under all plans is presented in the following table:

	Three Months Ended March 31, 2006
			Remaining
		Weighted Average	Contractual Life	Aggregate Intrinsic
	Shares	Exercise Price	(in years)	Value (in millions)
Number of shares under option:
Outstanding — beginning of year	2,966,326	$23.00
Granted	237,350	48.17
Exercised	—	—
Cancelled	(1,400)	24.90
Modified (1)	89,404	24.55

Outstanding — end of period	3,291,680	$24.86	4.2	$110.2

Exercisable — end of period	2,455,619	$21.99	2.6	$89.3

(1)	Options expiring in 2005 that had their expiration dates extended contingent upon shareholder approval, which was obtained on August 24, 2006, as discussed below in “Modifications”.
     The weighted average fair value per share of options granted was $24.37 and $11.75 for the three months ended March 31, 2006 and 2005, respectively. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The “fair value” for these options at the date of grant was estimated using the Black-Scholes option pricing model.
     The assumptions used in calculating the expense for stock option awards are as follows:

	Three Months Ended March 31,
	2006	2005
Risk-free interest rate	4.8%	4.8%
Dividend yield	—	—
Stock volatility	42.3%	43.7%
Average expected life (years)	6.5	6.8
Forfeiture rate	9.4%	9.7%
     As of March 31, 2006, we have $10.3 million of unrecognized compensation cost related to outstanding unvested stock option awards, which is expected to be recognized over a weighted-average period of approximately 2.1 years. The total intrinsic value of stock options exercised during the three months ended March 31, 2006 and 2005 was $0 and $0.2 million, respectively.
     Incremental stock-based compensation expense related solely to stock options recognized for the three months ended March 31, 2006 as a result of adoption of SFAS No. 123(R) was as follows:

Three Months Ended
(Amounts in thousands, except per share data)	March 31, 2006
Stock-based compensation expense, before taxes	$1,572
Related income tax benefit	(384)

Stock-based compensation expense, net of tax	$1,188

Earnings per share — basic:	$0.02
Earnings per share — diluted:	0.02

     Restricted Stock — Awards of restricted stock are valued at the closing market price of our common stock on the date of grant and recorded as unearned compensation within shareholders’ equity. The unearned compensation is amortized to compensation expense over the vesting period of the restricted stock. We have unearned compensation of $22.7 million and $9.1 million at March 31, 2006 and December 31, 2005, respectively. These amounts will be recognized into net earnings in prospective periods as the awards vest.
     Stock-based compensation expense related to restricted stock recognized was $1.6 million ($2.3 million pre-tax) and $0.8 million ($1.2 million pre-tax) for the three months ended March 31, 2006 and 2005, respectively.
     The following table summarizes information regarding the restricted stock plans:

	Three Months Ended March 31, 2006
		Weighted Average
	Shares	Grant-Date Fair Value
Number of unvested shares:
Outstanding — beginning of year	583,455	$25.65
Granted	329,090	48.17
Lapsed	(72,643)	48.80
Cancelled	(5,532)	46.95

Unvested restricted stock	834,370	$32.38

     Modifications — During 2005, we made a number of modifications to our stock plans, including the acceleration of vesting of certain restricted stock grants and outstanding options, as well as the extension of the exercise period associated with certain outstanding options. These modifications resulted from severance agreements with former executives and from our decision to temporarily suspend option exercises. As a result of the modifications primarily associated with the severance agreements with former executives, we recorded additional stock-based compensation expense in 2005 of $7.2 million based upon the intrinsic values of the awards on the dates the modifications were made, none of which was recorded in the three months ended March 31, 2005.
     On June 1, 2005, we took action to extend to December 31, 2006, the regular term of certain options granted to employees, including executive officers, qualified retirees and directors, which were scheduled to expire in 2005. Subsequently, we took action on November 4, 2005, to further extend the exercise date of these options, and options expiring in 2006, to January 1, 2009. We thereafter concluded, however, that recent regulatory guidance issued under Section 409A of the Internal Revenue Code might cause the recipients of these extended options to become subject to unintended adverse tax consequences under Section 409A. Accordingly, effective December 14, 2005, the Organization and Compensation Committee of the Board of Directors partially rescinded, in accordance with the regulations, the extensions of the regular term of these options, to provide as follows:
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
     These extensions were subject to shareholder approval of applicable plan amendments, which was obtained at our annual shareholders’ meeting, held in August 2006. The approval of such plan amendments is considered a stock modification for financial reporting purposes subject to the recognition of a non-cash compensation charge in accordance with SFAS No. 123(R) and we recorded a charge of approximately $6 million, which will be recognized in the third quarter of 2006.
     The earlier extension actions also extended the option exercise period available following separation from employment for reasons of death, disability and termination not for cause or certain voluntary separations. These separate extensions were partially rescinded at the December 14, 2005, meeting of the Organization and Compensation Committee of the Board of Directors, and as so revised are currently effective and not subject to shareholder approval. The exercise period available following such employment separations has been extended to the later of (i) 30 days after the options first became exercisable when our SEC filings have become current and an effective SEC Form S-8 Registration Statement has been filed with the SEC, or (ii) the period available for exercise following separation from employment under the terms of the option as originally granted. This extension is considered for financial reporting purposes as a stock modification subject to the recognition of a non-cash compensation charge in accordance with APB No. 25, of $1.0 million in 2005, none of which was recorded in the three months ended March 31, 2005. The extension of the exercise period following separation from employment does not apply to option exercise periods governed by a separate separation contract or agreement.
4. Derivative Instruments and Hedges
     We enter into forward contracts to hedge our risk associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction. Our risk management and derivatives policy specifies the conditions in which we enter into derivative contracts. As of March 31, 2006, we had approximately $240 million of notional amount in outstanding contracts with third parties. As of March 31, 2006, the maximum length of any forward contract in place was 26 months.
     The fair market value adjustments of certain of our forward contracts are recognized directly in our results of operations. The fair value of these outstanding forward contracts at March 31, 2006 was a net liability of $2.2 million and $2.3 million at December 31, 2005. Unrealized gains (losses) from the changes in the fair value of these forward contracts of $0.2 million and $(1.9) million for the three months ended March 31, 2006 and 2005, respectively, are included in other income (expense), net in the condensed consolidated statements of income (loss). The fair value of outstanding forward contracts qualifying for hedge accounting at March 31, 2006 was a net liability of $33,000 and $7,000 at December 31, 2005. Unrealized gains from the changes in the fair value of qualifying forward contracts and the associated underlying exposures of $7,000 and $0.2 million, net of tax, for the three months ended March 31, 2006 and 2005, respectively, are included in other comprehensive income (loss).
     Also as part of our risk management program, we enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. As of March 31, 2006, we had $325.0 million of notional amount in outstanding interest rate swaps with third parties. As of March 31, 2006, the maximum remaining length of any interest rate contract in place was approximately 33 months. The fair value of the interest rate swap agreements was a net asset of $3.2 million and $0.9 million at March 31, 2006 and December 31, 2005, respectively. Unrealized gains from the changes in fair value of our interest rate swap agreements, net of reclassifications, of $1.4 million and $0.7 million, net of tax, for the three months ended March 31, 2006 and 2005, respectively, are included in other comprehensive income (loss).
     During the third quarter of 2004, we entered into a compound derivative contract to hedge exposure to both currency translation and interest rate risks associated with our European Investment Bank (“EIB”) loan. The notional amount of the derivative was $85.0 million, and it served to convert floating rate interest rate risk to a fixed rate, as well as United States (“U.S.”) dollar currency risk to Euros. The derivative matures in 2011. At March 31, 2006 and December 31, 2005, the fair value of this derivative was a net liability of $2.7 million and $2.8 million, respectively. This derivative did not qualify for hedge accounting. The unrealized gain (loss) on the derivative, offset with the foreign currency translation effect on the underlying loan aggregates to $2.2 million and $(0.2) million for the three months ended March 31, 2006 and 2005, respectively, and is included in other income (expense), net in the condensed consolidated statements of income (loss).
     We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under forward contracts and interest rate swap agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.

5. Debt
     Debt, including capital lease obligations, consisted of:

	March 31,	December 31,
(Amounts in thousands)	2006	2005
Term Loan, interest rate of 6.66% in 2006 and 6.36% in 2005:	$567,644	$578,500
Revolving Line of Credit, interest rate of 7.13%	20,000	—
EIB loan, interest rate of 4.84% in 2006 and 4.42% in 2005	85,000	85,000
Capital lease obligations and other	1,709	1,636

Debt and capital lease obligations	674,353	665,136
Less amounts due within one year	22,833	12,367

Total debt due after one year	$651,520	$652,769

New Credit Facilities
     On August 12, 2005, we entered into credit facilities comprised of a $600.0 million term loan expiring on August 10, 2012 and a $400.0 million revolving line of credit, which can be utilized to provide up to $300.0 million in letters of credit, expiring on August 12, 2010. We refer to these credit facilities collectively as our New Credit Facilities. We also replaced the letter of credit agreement guaranteeing our obligations under the EIB credit facility (described below) with a letter of credit issued under the new revolving line of credit. We had outstanding letters of credit of $174.6 million at March 31, 2006 under the revolving line of credit, which reduced borrowing capacity to $205.4 million, compared with a borrowing capacity of $234.2 million at December 31, 2005. We had $20 million and $0 outstanding under the revolving line of credit at March 31, 2006 and December 31, 2005, respectively. During the three months ended March 31, 2006, we made a mandatory repayment of $10.9 million using the net proceeds from the sale of GSG. In addition we made an optional prepayment of $5.0 million in June 2006. In July 2006, we made a mandatory repayment of $0.9 million based on the excess cash flows calculation as required by the New Credit Facilities. We have no scheduled payments due in 2006.
     Borrowings under our New Credit Facilities bear interest at a rate equal to, at our option, either (1) the base rate (which is based on the greater of the prime rate most recently announced by the administrative agent under our New Credit Facilities or the Federal Funds rate plus 0.50%) or (2) London Interbank Offered Rate (“LIBOR”) plus an applicable margin determined by reference to the ratio of our total debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), which at March 31, 2006 was 1.75% for LIBOR borrowings. In addition, we pay lenders under the New Credit Facilities a commitment fee equal to a percentage, determined by reference to the ratio of our total debt to consolidated EBITDA, of the unutilized portion of the revolving line of credit, and letter of credit fees with respect to each financial standby letter of credit outstanding under our New Credit Facilities equal to a percentage based on the applicable margin in effect for LIBOR borrowings under the new revolving line of credit. The fee for performance standby letters of credit is 0.5% lower than the fee for financial standby letters of credit.
     Our obligations under the New Credit Facilities are unconditionally guaranteed, jointly and severally, by substantially all of our existing and subsequently acquired or organized domestic subsidiaries and 65% of the capital stock of certain foreign subsidiaries. In addition, prior to our attaining and maintaining investment grade credit ratings, our and the guarantors’ obligations under the New Credit Facilities are collateralized by substantially all of our and the guarantors’ assets.
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
     Our New Credit Facilities contain covenants requiring us to deliver to lenders leverage and interest coverage financial covenants and our audited annual and unaudited quarterly financial statements. Under the leverage covenant, the maximum permitted leverage ratio steps down beginning with the fourth quarter of 2006, with a further step-down beginning with the fourth quarter of 2007. Under the interest coverage covenant, the minimum required interest coverage ratio steps up beginning with the fourth quarter of 2006, with a further step-up beginning with the fourth quarter of 2007. Compliance with these financial covenants under our New Credit Facilities is tested quarterly, and we were in compliance with the financial covenants as of March 31, 2006.
     We are required to furnish to our lenders within 50 days of the end of each of the first three quarters of each year our condensed consolidated balance sheet, and related condensed statements of operations, shareholders’ equity and cash flows. Our New Credit Facilities also contain covenants restricting our and our subsidiaries’ ability to dispose of assets, merge, pay dividends, repurchase or redeem capital stock and indebtedness, incur indebtedness and guarantees, create liens, enter into agreements with negative pledge clauses, make certain investments or acquisitions, enter into sale and leaseback transactions, enter into transactions with affiliates, make capital expenditures, engage in any business activity other than our existing business or any business activities reasonably incidental thereto. We were in compliance with all debt covenants under the New Credit Facilities as of March 31, 2006.
EIB Credit Facility
     On April 14, 2004, we and one of our European subsidiaries, Flowserve B.V., entered into an agreement with EIB, pursuant to which EIB agreed to loan us up to €70.0 million, with the ability to draw funds in multiple currencies, to finance in part specified research and development projects undertaken by us in Europe. Borrowings under the EIB credit facility bear interest at a fixed or floating rate of interest agreed to by us and EIB with respect to each borrowing under the facility. Loans under the EIB credit facility are subject to mandatory repayment, at EIB’s discretion, upon the occurrence of certain events, including a change of control or prepayment of certain other indebtedness. In addition, the EIB credit facility contains covenants that, among other things, limit our ability to dispose of assets related to the financed project and require us to deliver to EIB our audited annual financial statements within 30 days of publication. In August 2004, we borrowed $85.0 million at a floating interest rate based on 3-month U.S. LIBOR that resets quarterly. As of March 31, 2006, the interest rate was 4.84%. The maturity of the amount drawn is June 15, 2011, but may be repaid at any time without penalty. Our obligations under the EIB credit facility are guaranteed by a letter of credit outstanding under our New Credit Facilities, which costs 1.75% per annum.
Accounts Receivable Factoring
     Through our European subsidiaries, we engage in non-recourse factoring of certain accounts receivable. The various agreements have different terms, including options for renewal and mutual termination clauses. Under our New Credit Facilities, such factoring is generally limited to $75.0 million, based on due date of the factored receivables.

6. Inventories
     Inventories are stated at lower of cost or market. Cost is determined for principally all U.S. inventories by the last-in, first out method and for non-U.S. inventories by the first-in, first-out method. Inventories, net consisted of the following:

	March 31,	December 31,
(Amounts in thousands)	2006	2005
Raw materials	$125,820	$114,636
Work in process	222,189	195,585
Finished goods	234,251	219,610
Less: Progress billings	(87,963)	(71,065)
Less: Excess and obsolete reserve	(58,828)	(57,106)

	435,469	401,660
LIFO reserve	(43,794)	(39,890)

Inventories, net	$391,675	$361,770

Percent of inventory accounted for by:
LIFO	47%	49%
FIFO	53%	51%
7. Earnings Per Share
     Basic and diluted earnings per weighted average share outstanding were calculated as follows:

	Three Months Ended March 31,
(Amounts in thousands, except per share amounts)	2006	2005
Income from continuing operations	$13,892	$2,899

Net earnings (loss)	$13,892	$(4,014)

Denominator for basic earnings per share — weighted average shares	55,472	55,338
Effect of potentially dilutive securities	2,129	888

Denominator for diluted earnings per share — weighted average shares	57,601	56,226

Net earnings (loss) per share:
Basic:
Continuing operations	$0.25	$0.05
Net earnings (loss)	0.25	(0.07)
Diluted:
Continuing operations	$0.24	$0.05
Net earnings (loss)	0.24	(0.07)
     Options outstanding with an exercise price greater than the average market price of the common stock were not included in the computation of diluted earnings per share.
     The following summarizes options to purchase common stock that were excluded from the computations of potentially dilutive securities:

	Three Months Ended March 31,
	2006	2005
Total number excluded	—	681,675

8. Legal Matters and Contingencies
     We are a defendant in a large number of pending lawsuits (which include, in many cases, multiple claimants and multiple defendants) that seek to recover damages for personal injury allegedly caused by exposure to asbestos-containing products manufactured and/or distributed by us in the past. The asbestos-containing parts we used were encapsulated and used only as components of process equipment, and we do not believe that any emission of respirable asbestos fibers occurred during the use of this equipment. We believe that a high percentage of the applicable claims are covered by available insurance or indemnities from other companies.
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
     During the quarter ended September 30, 2003, related lawsuits were filed in federal court in the Northern District of Texas (the “Court”), alleging that we violated federal securities laws. Since the filing of these cases, which have been consolidated, the lead plaintiff has amended its complaint several times. The lead plaintiff’s current pleading is the fifth consolidated amended complaint (the “Complaint”). The Complaint alleges that federal securities violations occurred between February 6, 2001 and September 27, 2002 and names as defendants our company, C. Scott Greer, our former Chairman, President and Chief Executive Officer, Renée J. Hornbaker, our former Vice President and Chief Financial Officer, PricewaterhouseCoopers LLP, our independent registered public accounting firm, and Banc of America Securities LLC and Credit Suisse First Boston LLC, which served as underwriters for our two public stock offerings during the relevant period. The Complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, and Sections 11 and 15 of the Securities Act of 1933. The lead plaintiff seeks unspecified compensatory damages, forfeiture by Mr. Greer and Ms. Hornbaker of unspecified incentive-based or equity-based compensation and profits from any stock sales, and recovery of costs. On November 22, 2005, the Court entered an order denying the defendants’ motions to dismiss the Complaint. The case is currently set for trial on June 11, 2007. We continue to believe that the lawsuit is without merit and are vigorously defending the case.
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
     As of May 1, 2005, due to the non-current status of our filings with the SEC in accordance with the Securities Exchange Act of 1934, our Registration Statements on Form S-8 were no longer available to cover offers and sales of securities to our employees and other persons. Since that date, the acquisition of interests in our common stock fund under our Flowserve Corporation Retirement Savings Plan (“401(k) Plan”) by plan participants may have been subject to the registration requirements of the Securities Act of 1933 or applicable state securities laws and may not have qualified for an available exemption from such requirements. Federal securities laws generally provide for a one-year rescission right for an investor who acquires unregistered securities in a transaction that is subject to registration and for which no exemption was available. As such, an investor successfully asserting a rescission right during the one-year time period has the right to require an issuer to repurchase the securities acquired by the investor at the price paid by the investor for the securities (or if such security has been disposed of, to receive damages with respect to any loss on such disposition), plus interest from the date of acquisition. The remedies and statute of limitations under state securities laws vary and depend upon the state in which the shares were purchased. These rights may apply to affected participants who acquired an interest in our common stock fund in our 401(k) during this period. Based on our current stock price, we believe that our current potential liability for rescission claims is not material to our financial condition, results of operations or cash flows; however, our potential liability could become material in the future if our stock price were to fall significantly below prices at which participants acquired their interest in our common stock fund during the one-year period following such unregistered acquisitions.
     On February 7, 2006, we received a subpoena from the SEC regarding goods and services that certain foreign subsidiaries delivered to Iraq from 1996 through 2003 during the United Nations Oil-for-Food program. This investigation includes a review of whether any inappropriate payments were made to Iraqi officials in violation of the Foreign Corrupt Practices Act. The investigation includes periods prior to, as well as subsequent to our acquisition of the foreign operations involved in the investigation. We may be subject to liabilities if violations are found regardless of whether they relate to periods before or subsequent to our acquisition. In addition, one of our foreign subsidiary’s operations is cooperating with a foreign governmental investigation of that site’s involvement in the United Nations Oil-for-Food program. This cooperation has included responding to an investigative trip by foreign authorities to the foreign subsidiary’s site, providing relevant documentation to these authorities and answering their questions. We are unable to predict how or if the foreign authorities will pursue this matter in the future. We believe that both the SEC and foreign authorities are investigating other companies from their actions arising from the United Nations Oil-for-Food program. We also understand that the U.S. Department of Justice is conducting its own investigation of the same events underlying the SEC inquiry. We are in the process of reviewing and responding to the SEC subpoena and assessing the implications of the foreign investigation, including the continuation of a thorough internal investigation. Our investigation remains ongoing. The investigation has included and will include a detailed review of contracts with the Iraqi government during the period in question and certain payments associated therewith, as well as other documents and information that might relate to Oil-for-Food transactions. Additionally, we have and will continue to conduct interviews with employees with knowledge of the contracts and payments in question. While we have made substantial progress in our internal investigation, we are still unable to make any definitive determination whether any inappropriate payments were made and accordingly, are unable to predict the ultimate outcome of this matter. We will continue to fully cooperate in both the SEC and the foreign investigations. Both investigations are in progress but, at this point, are incomplete. Accordingly, if the SEC and/or the foreign authorities take enforcement action with regard to these investigations, we may be required to pay fines, take remedial compliance measures, further improve our existing compliance program, consent to injunctions against future conduct or suffer other penalties which could potentially materially impact our business financial statements and cash flows.
     In March 2006, we initiated a process to determine our compliance posture with respect to U.S. export control laws and regulations. Upon initial investigation, it appears that some product transactions and technology transfers may technically not be in compliance with U.S. export control laws and regulations and require further review. With assistance from outside counsel, we are currently involved in a systematic process to conduct further review, which we believe will take about 15 months to complete given the complexity of the export laws and the comprehensive scope of our investigation. Any potential violations of U.S. export control laws and regulations that are identified may result in civil or criminal penalties, including fines and/or other penalties. Because our review into this issue is ongoing, we are currently unable to determine the full extent of potential violations or the nature or amount of potential penalties to which we might be subject to in the future. Given that the resolution of this matter is uncertain at this time, we are not able to reasonably estimate the maximum amount of liability that could result from final resolution of this matter. We cannot currently predict whether the ultimate resolution of this matter will have a material adverse effect on our business, including our ability to do business outside the U.S., or on our financial condition.
     We have been involved as a potentially responsible party (“PRP”) at former public waste disposal sites that may be subject to remediation under pending government procedures. The sites are in various stages of evaluation by federal and state environmental authorities. The projected cost of remediation at these sites, as well as our alleged “fair share” allocation, is uncertain and speculative until all studies have been completed and the parties have either negotiated an amicable resolution or the matter has been judicially resolved. At each site, there are many other parties who have similarly been identified, and the identification and location of additional parties is continuing under applicable federal or state law. We believe that many of the other parties identified are financially strong and solvent companies that appear able to pay their share of the remediation costs. Based on our information about the waste disposal practices at these sites and the environmental regulatory process in general, we believe that it is likely that ultimate remediation liability costs for each site will be apportioned among all liable parties, including site owners and waste transporters, according to the volumes and/or toxicity of the wastes shown to have been disposed of at the sites. We believe that our exposure for existing disposal sites will be less than $100,000.

     We are also a defendant in several other lawsuits, including product liability claims, that are insured, subject to the applicable deductibles, arising in the ordinary course of business. Based on currently available information, we believe that we have adequately accrued estimated probable losses for such lawsuits. We are also involved in a substantial number of labor claims. We are also involved in ordinary routine litigation incidental to our business, none of which we believe to be material to our business, operations or overall financial condition. However, resolutions or dispositions of claims or lawsuits by settlement or otherwise could have a significant impact on our operating results for the reporting period in which any such resolution or disposition occurs.
     Although none of the aforementioned potential liabilities can be quantified with absolute certainty except as otherwise indicated above, we have established reserves covering exposures relating to contingencies, to the extent believed to be reasonably estimable and which we believe to be probable of loss based on past experience and available facts. While additional exposures beyond these reserves could exist, they currently cannot be estimated. We will continue to evaluate these potential contingent loss exposures and, if they develop, will recognize expense as soon as such losses become probable and can be reasonably estimated.
9. Retirement and Postretirement Benefits
     Components of the net periodic cost for the three months ended March 30, 2006 and 2005 were as follows:

	U.S.		Non-U.S.		Postretirement
	Defined Benefit Plans		Defined Benefit Plans		Medical Benefits
(Amounts in millions)	2006	2005	2006	2005	2006	2005
Net periodic cost
Service cost	$3.7	$3.7	$0.9	$0.8	$—	$—
Interest cost	3.8	3.9	2.5	2.6	1.0	1.0
Expected return on plan assets	(3.9)	(4.1)	(1.4)	(1.4)	—	—
Curtailments/settlements	—	(0.1)	—	—	—	—
Amortization of unrecognized net loss	1.6	1.3	0.6	0.3	0.3	0.2
Amortization of prior service cost/ (benefit)	(0.3)	(0.4)	—	—	(1.1)	(1.0)

Net cost recognized	$4.9	$4.3	$2.6	$2.3	$0.2	$0.2

10. Income Taxes
     For the three months ended March 31, 2006, we earned $24.1 million before taxes and provided for income taxes of $10.2 million, resulting in an effective tax rate of 42.2%. The effective tax rate varied from the U.S. federal statutory rate primarily due to the tax impact of operating activity in certain non-U.S. jurisdictions.
     For the three months ended March 31, 2005, we earned $3.9 million before taxes and provided for income taxes of $1.0 million, resulting in an effective tax rate of 26.1%. The effective tax rate varied from the U.S. federal statutory rate primarily due to the effect of certain discrete items on the low level of quarterly income.
     The Internal Revenue Service (“IRS”) substantially concluded its audit of our U.S. federal income tax returns for the years 1999 through 2001 during December 2005. Based on its audit work, the IRS has issued proposed adjustments to increase taxable income during 1999 through 2001 by $12.8 million, and to deny foreign tax credits of $2.4 million in the aggregate. The tax liability resulting from these proposed adjustments will be offset with foreign tax credit carryovers and other refund claims, which was approved by the Joint Committee on Taxation on July 24, 2006, and therefore should not result in a material future cash payment. We anticipate the final cash settlement of this examination will be completed by December 31, 2006. The effect of the adjustments to current and deferred taxes has been reflected in previously filed consolidated financial statements for the applicable periods.
     During the third quarter of 2006, the IRS commenced an audit of our U.S. federal income tax returns for the years 2002 through 2004. While we expect that the upcoming IRS audit will be similar in scope to the recently completed examination, the upcoming audit may be broader. Furthermore, the preliminary results from the audit of 1999 through 2001 are not indicative of the future result of the audit of 2002 through 2004. The audit of 2002 through 2004 may result in additional tax payments by us, the amount of which may be material, but will not be known until that IRS audit is finalized.
     In the course of the tax audit for the years 1999 through 2001, we identified record keeping issues that existed during the periods, which caused us to incur significant expense to substantiate our tax return items and address information and document requests made by the IRS. We expect to incur similar expenses in future periods with respect to the upcoming IRS audit of the years 2002 through 2004.
     Due to the record keeping issues referred to above, the IRS has issued a Notice of Inadequate Records for the years 1999 through 2001 and may issue a similar notice for the years 2002 through 2004. While the IRS has agreed not to assess penalties for inadequacy of records with respect to the years 1999 through 2001, no assurances can be made that the IRS will not seek to assess such penalties or other types of penalties with respect to the years 2002 through 2004. Such penalties could result in a material impact to the consolidated results of operations. Additionally, the record keeping issues noted above may result in future U.S. state and local, as well as non-U.S., tax assessments of tax, penalties and interest which could have a material impact to the consolidated results of operations.
11. Segment Information
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
     Each division manufactures different products and is defined by the type of products and services provided. Each division has a President, who reports directly to our Chief Executive Officer, and a Division V.P. – Finance, who reports directly to our Chief Accounting Officer. For decision-making purposes, our Chief Executive Officer and other members of senior executive management use financial information generated and reported at the division level. Our corporate headquarters does not constitute a separate division or business segment.
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
Three Months Ended March 31, 2006

				Subtotal –
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in thousands)	Pump	Control	Solutions	Segments	All Other	Total
Sales to external customers	$327,437	$217,043	$108,216	$652,696	$1,161	$653,857
Intersegment sales	623	755	9,996	11,374	(11,374)	—
Segment operating income	24,455	24,079	23,295	71,829	(34,309)	37,520
Three Months Ended March 31, 2005

				Subtotal –
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in thousands)	Pump	Control	Solutions	Segments	All Other	Total
Sales to external customers	$311,806	$208,733	$94,528	$615,067	$1,051	$616,118
Intersegment sales	1,090	797	8,323	10,210	(10,210)	—
Segment operating income	17,634	20,004	18,651	56,289	(30,462)	25,827
12. Subsequent Events
     Our Shareholder Rights Plan and Series A Preferred Stock expired in August 2006. As a result of the expiration, we amended our Certificate of Incorporation and the New York Stock Exchange delisted the Series A Preferred Stock.

     On September 29, 2006, the Board of Directors authorized a program to repurchase up to two million shares of our outstanding common stock. Shares will be repurchased to offset potentially dilutive effects of stock options issued under our stock-based compensation programs. We expect to commence the program after our planned November filing of our third quarter 2006 Form 10-Q.
     At our annual shareholders’ meeting on August 24, 2006, our shareholders approved certain applicable amendments to our stock option and incentive plans. See Note 3 for further discussion of this matter.
     See Note 5 for discussion of debt payments made subsequent to March 31, 2006.
     Updates to legal matters in existence at March 31, 2006, and new legal matters that have arisen since March 31, 2006 are discussed in Note 8.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements, and notes thereto, and the other financial data included elsewhere in this Quarterly Report. The following discussion should also be read in conjunction with our audited consolidated financial statements, and notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2005 Annual Report.
EXECUTIVE OVERVIEW
     We are an established leader in the fluid motion and control business, with a strong portfolio of pumping systems, valves, sealing solutions, automation and services in support of the power, oil and gas, chemical, water, mining and other general industrial markets. These products are critical in the movement, control and protection of fluids in our customers’ processes, regardless of the particular industry. Our business model is heavily influenced by the capital spending of these industries for the placement of new products into service and for maintenance on existing facilities. The worldwide installed base of our products is an important source of revenue where our products are expected to ensure the maximum operating time of the many key industrial processes. The aftermarket business includes parts, service solutions, product life cycle solutions and other value added services, and is generally a higher margin business and a key component to our profitable growth.
     We have experienced steadily improving conditions in 2005 and 2006 in several core markets, including oil and gas, chemical, power and general industries. The rise of the price of crude oil and natural gas in particular has spurred capital investment in the oil and gas market, resulting in many new projects and expansion opportunities. Although feedstock costs have been rising in the chemical market, greater global demand is allowing companies to pass through pricing and strengthen the global market. We have also seen a resurgence of nuclear power, particularly in the Asian market and an increase in coal-fired power plants across the globe. The opportunity to increase our installed base of new products and drive recurring aftermarket business in future years is a critical by-product of these favorable market conditions.
     We currently have approximately 13,000 employees in more than 56 countries. We continue to implement new Quick Response Centers (“QRCs”) to be better positioned as near to our customers as possible for service and support, as a means to capture the important aftermarket business. Our markets have improved and we see corresponding growth in our business, much of which is in non-traditional areas of the world where new oil and gas reserves have been discovered. While we have experienced increased demand for our products and services in recent periods, we continue to monitor our core industries for changes and track global issues that could impact our performance. We and our customers are seeing rapid growth in Asia and the Middle East, with China providing a source of significant project growth. We have a strategy in place to increase our presence in China to capture the aftermarket business with our current installed base as well as to support new plant construction and expansions. In 2006, we expanded our presence in China through two new QRCs in Shenzhen and Shanghai, as well as a new greenfield manufacturing operation in Suzhou to support local service and low cost sourcing.
     Along with ensuring that we have the local capability to sell, install and service our equipment in remote regions, it becomes more imperative to continuously improve our global operations. Our global supply chain capability is being expanded to meet the global customer demands and ensure the quality and timely delivery of our products while minimizing our input costs. Significant efforts are underway to reduce the supply base and drive processes across the business to find areas of synergy and cost reduction. In addition, we are improving our supply chain management capability to ensure we meet global customer demands. We continue to focus on improving on-time delivery and quality, while reducing warranty costs across our global operations through a focused Continuous Improvement Process (“CIP”) initiative. The goal of the CIP initiative is to maximize service fulfillment to our customers (such as on-time delivery, reduced cycle time and quality) at the highest internal productivity. This program is a key factor in our margin expansion plans.
RECENT DEVELOPMENTS
     The IRS substantially concluded its audit of our U.S. federal income tax returns for the years 1999 through 2001 during December 2005. Based on its audit work, the IRS issued proposed adjustments to increase taxable income during 1999 through 2001 by $12.8 million, and to deny foreign tax credits of $2.4 million in the aggregate. The tax liability resulting from these proposed adjustments will be offset with foreign tax credit carryovers and other refund claims, which were approved by the Joint Committee on Taxation on July 24, 2006, and therefore should not result in a material future cash payment. We anticipate the final cash settlement of this examination will be completed by December 31, 2006. The effect of the adjustments to current and deferred taxes has been reflected in previously filed consolidated financial statements for the applicable periods.
     During the third quarter of 2006, the IRS commenced an audit of our U.S. federal income tax returns for the years 2002 through 2004. While we expect that the upcoming IRS audit will be similar in scope to the recently completed examination, the upcoming audit may be broader. Furthermore, the preliminary results from the audit of 1999 through 2001 are not indicative of the future result of the audit of 2002 through 2004. The audit of 2002 through 2004 may result in additional tax payments by us, the amount of which may be material, but will not be known until that IRS audit is finalized.
     In the course of the tax audit for the years 1999 through 2001, we identified record keeping issues that existed during the periods, which caused us to incur significant expense to substantiate our tax return items and address information and document requests made by the IRS. We expect to incur similar expenses in future periods with respect to the upcoming IRS audit of the years 2002 through 2004.
     Due to the record keeping issues referred to above, the IRS has issued a Notice of Inadequate Records for the years 1999 through 2001 and may issue a similar notice for the years 2002 through 2004. While the IRS has agreed not to assess penalties for inadequacy of records with respect to the years 1999 through 2001, no assurances can be made that the IRS will not seek to assess such penalties or other types of penalties with respect to the years 2002 through 2004. Such penalties could result in a material impact to the consolidated results of operations. Additionally, the record keeping issues noted above may result in future U.S. state and local, as well as non-U.S., tax assessments of tax, penalties and interest which could have a material impact to the consolidated results of operations.
RESULTS OF OPERATIONS – Three Months ended March 31, 2006 and 2005
Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended March 31,
(Amounts in millions)	2006	2005
Bookings — continuing operations	$878.6	$685.8
Bookings — discontinued operations	—	26.8

Total bookings	878.6	712.6
Sales	653.9	616.1
     We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacture, service or support. Total bookings for the three months ended March 31, 2006 increased by $166.0 million, or 23.3%, as compared with the same period in 2005. The increase includes negative currency effects of approximately $38 million. The three months ended March 31, 2005 includes $26.8 million of bookings for GSG, our discontinued operations. Bookings for continuing operations for the three months ended March 31, 2006 increased by $192.8 million, or 28.1%, as compared with the same period in 2005. The increase is primarily attributable to the strength of the oil and gas industry, one of our primary served markets, which has positively impacted each of our segments.
     Sales for the three months ended March 31, 2006 increased by $37.8 million, or 6.1%, as compared with the same period in 2005. The increase includes negative currency effects of approximately $23 million. Consistent with the increase in bookings, the increase is primarily attributable to strong market conditions across all of our divisions, particularly the oil and gas market for pumps and seals and strong North American valve markets.
     Net sales to international customers, including export sales from the U.S., were approximately 62% of sales for the three months ended March 31, 2006, as compared with 64% in the same period in 2005. The decrease is primarily attributable to Europe, where sales appear lower due to a weaker Euro during the three months ended March 31, 2006, as compared with the same period in 2005.
     Backlog represents the accumulation of uncompleted customer orders. Backlog of $1.2 billion at March 31, 2006 increased by $235.5 million, or 23.7%, as compared with December 31, 2005. The increase includes currency benefits of approximately $13 million. The increase resulted primarily from increased bookings during the three months ended March 31, 2006 as discussed above.

The increase in total bookings reflects an increase in orders of engineered products, which naturally have longer lead times, as well as expanded lead times at the request of certain customers.
Gross Profit and Gross Profit Margin

	Three Months Ended March 31,
(Amounts in millions)	2006	2005
Gross profit	$214.4	$191.1
Gross profit margin	32.8%	31.0%
     Gross profit margin of 32.8% for the three months ending March 31, 2006 increased from 31.0% for the same period in 2005. The increase is a result of increased sales across all divisions, which favorably impacts our absorption of fixed costs, including increased sales of aftermarket products, which generally have a higher margin. The aftermarket business increased to 41.4% of sales for the three months ended March 31, 2006, as compared with 39.7% of sales for the same period in 2005. The improvement is also attributable to cost savings achieved through our CIP initiative, which has positively impacted each division.
Selling, General and Administrative Expense (“SG&A”)

	Three Months Ended March 31,
(Amounts in millions)	2006	2005
SG&A expense	$176.9	$165.3
SG&A expense as a percentage of sales	27.1%	26.8%
     SG&A for the three months ended March 31, 2006 increased by $11.6 million, or 7.0%, as compared with the same period in 2005. SG&A for the three months ended March 31, 2006 reflects a reduction of approximately $5 million resulting from currency effects. The increase in SG&A is attributable to an increase in audit fees of $6.0 million, primarily related to the 2004 and 2005 audits, which were completed in February 2006 and June 2006, respectively, and an increase in employee-related costs of $6.7 million, which includes increased incentive compensation and equity incentive programs arising from improved performance and higher stock price and development of in-house capabilities for: tax, Section 404 compliance, internal audit, and financial planning and analysis, as well as expansion in Asia.
Operating Income

	Three Months Ended March 31,
(Amounts in millions)	2006	2005
Operating income	$37.5	$25.8
Operating income as a percentage of sales	5.7%	4.2%
     Operating income for the three months ended March 31, 2006 increased by $11.7 million, or 45.3%, as compared with the same period in 2005. The increase includes negative currency effects of approximately $3 million. The increase is primarily a result of the $23.3 million increase in gross profit, partially offset by the increase in SG&A discussed above.
Interest Expense and Interest Income

	Three Months Ended March 31,
(Amounts in millions)	2006	2005
Interest expense	$(15.7)	$(20.0)
Interest income	1.1	0.8
     Interest expense for the three months ended March 31, 2006 decreased by $4.3 million, as compared with the same period in 2005. The decrease is primarily attributable to the refinancing in August 2005 of our 12.25% Senior Subordinated Notes with the proceeds of borrowings under our New Credit Facilities. Approximately 61% of our debt was at fixed rates at March 31, 2006, including the effects of $410.0 million notional interest rate swaps.

     Interest income was higher for the three months ended March 31, 2006 as compared with the same period in 2005 due to a slightly higher average cash balance in 2006, as well as increased interest rates.
Other Income (Expense), Net

	Three Months Ended March 31,
(Amounts in millions)	2006	2005

Other income (expense), net	$1.1	$(2.7)
     Other income (expense), net for the three months ended March 31, 2006 increased by $3.8 million to income of $1.1 million, as compared with the same period in 2005, due primarily to an increase in unrealized gains on forward exchange contracts.
Tax Expense and Tax Rate

	Three Months Ended March 31,
(Amounts in millions)	2006	2005

Provision for income tax	$10.2	$1.0
Effective tax rate	42.2%	26.1%
     Our effective tax rate of 42.2% for the three months ended March 31, 2006 increased from 26.1% for the same period in 2005. The increase is due primarily to the favorable impact of certain discrete items on a low level of income during the three months ended March 31, 2005. These discrete items did not recur in the same period in 2006.
Net Earnings (Loss) and Earnings (Loss) Per Share

	Three Months Ended March 31,
(Amounts in millions, except per share data)	2006	2005

Income from continuing operations	$13.9	$2.9
Net earnings (loss)	13.9	(4.0)
Net earnings per share from continuing operations — diluted	0.24	0.05
Net earnings (loss) per share — diluted	0.24	(0.07)
Average diluted shares	57.6	56.2
     Income from continuing operations for the three months ended March 31, 2006 increased $11.0 million as compared with the same period in 2005, as a result of the increase in operating income, decrease in interest expense and increase in other income (expense), net, partially offset by an increase in tax expense.
     Net loss for the three months ended March 31, 2005 was significantly lower than income from continuing operations due to the loss from discontinued operations. This is primarily attributable to a $5.9 million impairment recorded in the first quarter of 2005 for assets held for sale.
Other Comprehensive Income (Loss)

	Three Months Ended March 31,
(Amounts in millions)	2006	2005

Other comprehensive income (loss)	$6.8	$(7.7)
     Other comprehensive income (loss) for the three months ended March 31, 2005 increased by $14.5 million to income of $6.8 million, primarily reflecting a strengthening of the Euro during the three months ended March 31, 2006 as compared with a weakening during the same period in 2005.

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
     We evaluate segment performance and allocate resources based on each segment’s operating income. See Note 11 to our condensed consolidated financial statements included in this Quarterly Report for further discussion of our segments. The key operating results for our three business segments, FPD, FCD and FSD are discussed below.
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

	Three Months Ended March 31,
(Amounts in millions)	2006	2005

Bookings	$495.6	$359.3
Sales	328.1	312.9
Gross profit	91.8	79.4
Gross profit margin	28.0%	25.4%
Operating income	24.5	17.6
Operating income as a percentage of sales	7.5%	5.6%
     Bookings for the three months ended March 31, 2006 increased by $136.3 million, or 37.9%, as compared with the same period in 2005. The increase includes negative currency effects of approximately $23 million. The increase was primarily attributable to Europe, Middle East and Africa (“EMA”), which increased $85.8 million, including negative currency effects of approximately $24 million. The increase was due primarily to improved oil and gas and water markets.
     Sales for the three months ended March 31, 2006 increased by $15.2 million, or 4.9%, as compared with the same period in 2005. The increase includes negative currency effects of approximately $12 million. North America increased by $12.0 million, including currency benefits of approximately $1 million, due primarily to continued strength in the oil and gas market.
     Gross profit margin of 28.0% for the three months ended March 31, 2006 increased from 25.4% for the same period in 2005. The improvement was driven by a product and services mix that resulted in aftermarket sales increasing to 49.0% of sales for the three months ended March 31, 2006, as compared with 46.0% of sales for the same period in 2005. The aftermarket business consistently provides more favorable gross margins than original equipment sales. The improvement is also attributable to increased sales, which favorably impacts our absorption of fixed costs.
     Operating income for the three months ended March 31, 2006 increased by $6.9 million, or 39.2%, as compared with the same period in 2005, primarily as a result of the $12.4 million improvement in gross profit. The increase includes negative currency effects of approximately $1 million.
     Backlog of $877.6 million at March 31, 2006 increased by $174.1 million, or 24.7%, as compared with December 31, 2005. The increase includes currency benefits of approximately $9 million. Backlog growth is primarily a result of the growth in bookings discussed above. The increase in bookings reflects an increase in orders of engineered products, which naturally have longer lead times, as well as expanded lead times at the request of certain customers.

Flow Control Division
     Our second largest business segment is FCD, which designs, manufactures and distributes a broad portfolio of industrial valve products, including modulating and finite valves, actuators and controls. FCD leverages its experience and application know-how by offering a complete menu of engineered services to complement its expansive product portfolio. FCD has manufacturing and service facilities in 19 countries around the world, with only five of its 22 manufacturing operations located in the U.S.

	Three Months Ended March 31,
(Amounts in millions)	2006	2005

Bookings — continuing operations	$267.7	$224.8
Bookings — discontinued operations	—	26.8

Total bookings	267.7	251.6
Sales	217.8	209.5
Gross profit	74.3	70.0
Gross profit margin	34.1%	33.4%
Operating income	24.1	20.0
Operating income as a percentage of sales	11.1%	9.5%
     Total bookings for the three months ended March 31, 2006 increased by $16.1 million, or 6.4%, as compared with the same period in 2005. The increase includes negative currency effects of approximately $12 million. Total bookings for the three months ended March 31, 2005 includes $26.8 million of bookings for GSG, our discontinued operations. Bookings for continuing operations for the three months ended March 31, 2006 increased by $42.9 million, or 19.1%, as compared with the same period in 2005. The increase is principally attributable to the power industry, where we realized continued strength in Russian markets, particularly in the district heating industry, as well as across the board growth in Asia and North America. The increase is also attributable to the process valve market, which increased due principally to acetic acid and coal degasification projects in China, and improved project business in the North American and Chinese control valve markets.
     Sales for the three months ended March 31, 2006 increased by $8.3 million, or 4.0%, as compared with the same period in 2005. The increase includes negative currency effects of approximately $9 million. The increase is primarily the result of an upturn in the North American control valve market, coupled with the completion of several significant projects in Asia. We also experienced strong sales of process valves into China’s chemical business and North America’s oil and gas market, and we successfully completed several power and water projects in North America.
     Gross profit margin of 34.1% for the three months ended March 31, 2006 increased from 33.4% for the same period in 2005. This improvement was driven primarily by an increase in higher-margin aftermarket business by North American QRCs. Also contributing to the improvement was improved absorption of fixed costs due to higher production throughput, as well as the successful implementation of several process excellence initiatives related to supply chain management and continuous improvement.
     Operating income for the three months ended March 31, 2006 increased by $4.1 million, or 20.5%, as compared with the same period in 2005. The increase includes negative currency effects of approximately $1 million. The increase was driven primarily by the $4.3 million improvement in gross profit.
     Backlog of $292.2 million at March 31, 2006 increased by $52.3 million, or 21.8%, as compared with December 31, 2005. The increase includes currency benefits of approximately $3 million. The increase is primarily the result of increased bookings in the first quarter of 2006.
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

	Three Months Ended March 31,
(Amounts in millions)	2006	2005

Bookings	$127.9	$112.3
Sales	118.2	102.9
Gross profit	51.5	44.5
Gross profit margin	43.6%	43.2%
Operating income	23.3	18.7
Operating income as a percentage of sales	19.7%	18.2%
     Bookings for the three months ended March 31, 2006 increased by $15.6 million, or 13.9%, as compared with the same period in 2005. The increase includes negative currency effects of approximately $3 million. The increase is primarily attributable to increased demand from oil and gas and chemical markets in North America, Latin America and Europe.
     Sales for the three months ended March 31, 2006 increased by $15.3 million, or 14.9%, as compared with the same period in 2005. The increase includes negative currency effects of approximately $2 million. As discussed above, the improved market conditions have contributed to the sales growth. The sharp increase in bookings combined with expanded capacity has enabled higher shipments, primarily in North America where shipments have increased by $10.2 million.
     Gross profit margin of 43.6% for the three months ending March 31, 2006 increased from 43.2% for the same period in 2005. The improvement is attributable to increased sales, which favorably impacts our absorption of fixed costs.
     Operating income for the three months ended March 31, 2006 increased by $4.6 million, or 24.6%, as compared with the same period in 2005. The increase includes negative currency effects of less than $1 million. This increase was primarily attributable to the $7.0 million increase in gross profit, slightly offset by an increase in marketing, information technology and research and development costs.
     Backlog of $71.1 million at March 31, 2006 increased by $9.9 million, or 16.2%, as compared with December 31, 2005. The increase includes currency benefits of less than $1 million. Backlog growth is primarily a result of the growth in bookings discussed above. Capacity expansions that began during the quarter helped to significantly increase shipments, primarily in North America, and have helped to begin a reduction in backlog. Additional capacity expansion in all regions for the remainder of the year is anticipated to continue in order to support our sales growth and reduce the backlog to prior year levels.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis

	Three Months Ended March 31,
(Amounts in millions)	2006	2005

Net cash flows used by operating activities	$(45.7)	$(46.7)
Net cash flows used by investing activities	(11.8)	(9.0)
Net cash flows provided by financing activities	9.2	20.9
     Cash generated by operations and borrowings available under our existing revolving credit facility are our primary sources of short-term liquidity. Our cash balance at March 31, 2006 was $45.8 million, as compared with $92.9 million at December 31, 2005.
     Cash flows used by operating activities during the three months ended March 31, 2006 was $45.7 million, as compared with $46.7 million for the same period in 2005. Working capital, excluding cash, was a use of operating cash flow of $82.0 million during the three months ended March 31, 2006, as compared with a use of $63.0 million for the same period in 2005. Working capital requirements for both periods primarily reflect increases in inventory due to record demand in both periods and incentive compensation payouts that were accrued at year end. We have made no material contributions to our U.S. pension plans during the first three months of 2006. However, we contributed approximately $36 million to our U.S. pension plans in September 2006.
     During the first half of the year, increases in working capital reduce cash flow. We have historically derived a greater portion of our operating profit during the second half of the year, which is consistent with our customers’ buying patterns. Costs are incurred evenly throughout the year. As a result, our operating cash flows generally increase as the year progresses. Therefore, we do not expect operating cash flows for the three months ended March 31 to be indicative of full year results.
     Cash flows used by investing activities during the three months ended March 31, 2006 were $11.8 million, as compared with $9.0 million for the same period in 2005. Capital expenditures during the three months ended March 31, 2006 were $12.5 million, an increase of $3.5 million as compared with the same period in 2005, which reflects increased spending to support capacity expansion, enterprise resource planning application upgrades and information technology infrastructure.
     Cash flows provided by financing activities during the three months ended March 31, 2006 were $9.2 million, as compared with $20.9 million for the same period in 2005. Cash inflows in both periods were a result of borrowings under lines or credit, offset by payments on long-term debt.
     We believe cash flows from operating activities combined with availability under our existing revolving credit agreement and our existing cash balance will be sufficient to enable us to meet our cash flow needs for the next 12 months. Cash flows from operations could be adversely affected by economic, political and other risks associated with sales of our products, operational factors, competition, fluctuations in foreign exchange rates and fluctuations in interest rates, among other factors. See “Cautionary Note Regarding Forward-Looking Statements.”
     We have a substantial number of outstanding stock options granted in past years to employees under our stock option plans which have been unexercisable for an extended period due to our non-current filing status of all our required SEC public filings. These outstanding options include options for 809,667 shares held by our former Chairman, President and Chief Executive Officer, C. Scott Greer. Given the significant increase in our share price during the period in which optionees have been unable to exercise their options, it is possible that many holders may want to exercise soon after they are first able to do so. We will reopen our stock option exercise program and allow optionees to exercise their options once we become current with our SEC reporting obligations and have registered with the SEC the common shares to be issued upon exercise of such stock options. We currently expect this to occur in 2006. If the holders of a large number of these options promptly exercise following such reopening, there would be some dilutive impact on our earnings per share. We anticipate that a significant number of stock option exercises at one time would positively impact our cash flow; however, the impacts on our cash flow and earnings per share are dependent upon share price, the number of shares exercised and strike price of shares exercised.
     On September 29, 2006, our Board of Directors authorized a program to repurchase up to two million shares of our outstanding common stock. Shares will be repurchased to offset potentially dilutive effects of stock options issued under our stock-based compensation programs. We expect to commence the program after our planned November filing of our third quarter 2006 Form 10-Q. We expect to fund the program using existing cash and cash provided by operations, borrowings and stock option exercises.
Acquisitions
     We regularly evaluate acquisition opportunities of various sizes. The cost and terms of any financing to be raised in conjunction with any acquisition, including our ability to raise economical capital, is a critical consideration in any such evaluation.
Capital Expenditures
     Capital expenditures were $12.5 million for the three months ended March 31, 2006 compared with $9.0 million for the same period in 2005. Capital expenditures were funded primarily by operating cash flows. Capital expenditures in 2006 are focused on capacity expansion, enterprise resource planning application upgrades (Project STAR: Simplification and Teamwork Accelerates Results), information technology infrastructure and cost reduction opportunities. Capital expenditures in 2005 were focused on new product development, information technology infrastructure and cost reduction opportunities. For the full year 2006, our capital expenditures are expected to be approximately $75 million. Certain of our facilities may face capacity constraints in the foreseeable future, which may lead to higher capital expenditure levels.
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
     Borrowings under our New Credit Facilities bear interest at a rate equal to, at our option, either (1) the base rate (which is based on the greater of the prime rate most recently announced by the administrative agent under our New Credit Facilities or the Federal Funds rate plus 0.50%) or (2) LIBOR plus an applicable margin determined by reference to the ratio of our total debt to consolidated EBITDA, which as of March 31, 2006 was 1.75% for LIBOR borrowings.
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
     We may prepay loans under our New Credit Facilities in whole or in part, without premium or penalty. During the three months ended March 31, 2006, we made a mandatory repayment of $10.9 million using the net proceeds from the sale of GSG. In addition we made an optional prepayment of $5.0 million in June 2006. In July 2006, we made a mandatory repayment of $0.9 million based on the excess cash flows calculation as required by the New Credit Facilities. We have no scheduled payments due in 2006.
EIB Credit Facility
     On April 14, 2004, we and one of our European subsidiaries, Flowserve B.V., entered into an agreement with EIB, pursuant to which EIB agreed to loan us up to €70.0 million, with the ability to draw funds in multiple currencies, to finance in part specified research and development projects undertaken by us in Europe. Borrowings under the EIB credit facility bear interest at a fixed or floating rate of interest agreed to by us and EIB with respect to each borrowing under the facility. Loans under the EIB credit facility are subject to mandatory repayment, at EIB’s discretion, upon the occurrence of certain events, including a change of control or prepayment of certain other indebtedness. In addition, the EIB credit facility contains covenants that, among other things, limit our ability to dispose of assets related to the financed project and require us to deliver to EIB our audited annual financial statements within 30 days of publication. Our obligations under the EIB credit facility are guaranteed by a letter of credit outstanding under our New Credit Facilities, which costs 1.75% per annum.
     In August 2004, we borrowed $85.0 million at a floating interest rate based on 3-month U.S. LIBOR that resets quarterly. As of March 31, 2006, the interest rate was 4.84%. The maturity of the amount drawn is June 15, 2011, but may be repaid at any time without penalty. Concurrent with borrowing the $85.0 million we entered into a derivative contract with a third party financial institution, swapped this principal amount to €70.6 million and fixed the LIBOR portion of the interest rate to a fixed interest rate of 4.19% through the scheduled repayment date. Additional discussion of the derivative is included in Note 4 to our condensed consolidated financial statements, included in this Quarterly Report.
     Additional discussion of our New Credit Facilities and EIB credit facility, including amounts outstanding and applicable interest rates, is included in Note 5 to our condensed consolidated financial statements, included in this Quarterly Report.
     We have entered into interest rate and currency swap agreements to hedge our exposure to cash flows related to the credit facilities discussed above. These agreements are more fully described in Note 4 to our condensed consolidated financial statements, included in this Quarterly Report, and in “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”
Debt Covenants and Other Matters
     Our New Credit Facilities contain covenants requiring us to deliver to lenders leverage and interest coverage financial covenants and our audited annual and unaudited quarterly financial statements. Under the leverage covenant, the maximum permitted leverage ratio steps down beginning with the fourth quarter of 2006, with a further step-down beginning with the fourth quarter of 2007. Under the interest coverage covenant, the minimum required interest coverage ratio steps up beginning with the fourth quarter of 2006, with a further step-up beginning with the fourth quarter of 2007. Compliance with these financial covenants under our New Credit Facilities is tested quarterly, and we have complied with the financial covenants as of March 31, 2006.
     We are required to furnish within 50 days of the end of each of the first three quarters of each year our condensed consolidated balance sheet, and related condensed statements of operations, shareholders’ equity and cash flows. Our New Credit Facilities also contain covenants restricting our and our subsidiaries’ ability to dispose of assets, merge, pay dividends, repurchase or redeem capital stock and indebtedness, incur indebtedness and guarantees, create liens, enter into agreements with negative pledge clauses, make certain investments or acquisitions, enter into sale and leaseback transactions, enter into transactions with affiliates, make capital expenditures, engage in any business activity other than our existing business or any business activities reasonably incidental thereto. We are currently in compliance with all debt covenants under the New Credit Facilities.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     Management’s discussion and analysis are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our more critical accounting policies used in the preparation of the consolidated financial statements were discussed in our 2005 Annual Report. These critical policies, for which no significant changes have occurred in the first three months of 2006, include:
•	Revenue Recognition;

•	Allowance for Doubtful Accounts;

•	Inventories and Related Reserves;

•	Deferred Taxes and Tax Valuation Allowances;

•	Tax Reserves;

•	Legal and Environmental Accruals;

•	Warranty Accruals;

•	Retirement and Postretirement Benefits; and

•	Valuation of Goodwill, Indefinite-Lived Intangible Assets and Other Long-Lived Assets.
     Based on an assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our condensed consolidated financial statements provide a meaningful and fair perspective of our financial condition and results of operations. This is not to suggest that other general risk factors, such as changes in worldwide demand, changes in material costs, performance of acquired businesses and others, could not adversely impact our consolidated financial condition, results of operations and cash flows in future periods.
     The process of preparing financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires the use of estimates and assumptions to determine certain of the assets, liabilities, revenues and expenses. These estimates and assumptions are based upon what we believe is the best information available at the time of the estimates or assumptions. The estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from those estimates. The significant estimates are reviewed quarterly with our Audit Committee of the Board of Directors.
ACCOUNTING DEVELOPMENTS
     We have presented the information about accounting pronouncements not yet implemented in Note 1 to our condensed consolidated financial statements included in this Quarterly Report.

Cautionary Note Regarding Forward-Looking Statements
     This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include statements concerning future financial performance, future debt and financing levels, investment objectives, implications of litigation and regulatory investigations, and other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our results of operations could differ materially from those expressed or implied, but not limited to, in forward-looking statements. Forward-looking statements are typically identified by the use of terms such as, “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.
     The forward-looking statements included in this Quarterly Report are based on our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Any of the assumptions underlying forward-looking statements could be inaccurate. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements may be significantly hindered.
     The following are some of the risks and uncertainties, although not all of the risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:
•	material weaknesses in our internal control over financial reporting that could adversely affect our ability to report our financial condition and results of operations accurately and on a timely basis;

•	our failure to comply with the requirements of Section 404 of the Sarbanes-Oxley Act;

•	potential adverse consequences resulting from securities class action litigation and other litigation to which we are a party, such as litigation involving asbestos-containing material claims;

•	SEC and foreign government investigations regarding our participation in the United Nations Oil-for-Food Program;

•	our potential non-compliance with U.S. export control, economic sanctions and import laws and regulations;

•	our risk associated with certain of our foreign subsidiaries autonomously conducting, under their own local authority, business operations and sales, which have recently generated between 1-2% of our consolidated global revenue in certain countries that have been identified by the U.S. State Department as state sponsors of terrorism. Although these foreign subsidiaries are planning to voluntarily withdraw from conducting new business in these countries in the near future, they will continue to honor existing contracts and warranty obligations that are in compliance with U.S. laws and regulations;

•	increased tax liabilities resulting from a recent audit of our tax returns by the U.S. Internal Revenue Service, as well as potential costs and liabilities that may be associated with likely future audits;

•	a portion of our bookings may not lead to completed sales, and we may not be able to convert bookings into revenues at acceptable profit margins, since such profit margins cannot be assured nor can they be necessarily assumed to follow historical trends;

•	the recording of increased deferred tax asset valuation allowances in the future;

•	an impairment in the carrying value of goodwill or other intangibles could adversely impact our consolidated financial condition and results of operations;

•	economic, political and other risks associated with our international operations, including military actions or trade embargoes that could affect customer markets, including the continuing conflict in Iraq and its potential impact on Middle Eastern markets and global petroleum producers;

•	our sales are substantially dependent upon the petroleum, chemical, power and water industries and any significant down turn in any one of these industries could adversely impact such sales;

•	our operations are dependent upon third-party suppliers whose failure to perform timely could adversely affect our business operations;

•	our dependence on our customers’ ability to make required capital investment and maintenance expenditures;

•	risks associated with cost overruns on fixed-fee projects;

•	the highly competitive markets in which we operate;

•	environmental compliance costs and liabilities;

•	work stoppages and other labor matters;

•	our inability to protect our intellectual property in the U.S., as well as in foreign countries;

•	the loss of senior executives and other key personnel;

•	difficulties in obtaining raw materials at favorable prices;

•	obligations under our defined benefit pension plans;

•	liabilities, including rescission rights, potentially resulting from issuances of interests in our Flowserve Corporation Retirement Savings Plan;

•	the impact of a significant number of stock option exercises following the removal of the current suspension on the exercise of outstanding stock options that is somewhat mitigated by the stock repurchase program that was approved by the Board of Directors, which will be implemented during the fourth quarter of 2006;

•	liabilities that result from product liability and warranty claims;

•	our outstanding indebtedness and the restrictive covenants in the agreements governing our indebtedness limit our operating and financial flexibility; and

•	our inability to continue to expand our market presence through acquisitions, and unforeseen integration difficulties or costs resulting from acquisitions we do complete.
     These risks are more fully discussed in, and all forward-looking statements should be read in light of, all of the factors discussed in Part I. “Item 1A. Risk Factors” included in this Quarterly Report and in our 2005 Annual Report. The updated risk factors included in this Quarterly Report are presented in addition to the risk factors disclosed in the 2005 Annual Report.
     You are cautioned not to place undue reliance on any forward-looking statements included in this Quarterly Report. All forward-looking statements are made as of the date of this Quarterly Report and the risk that actual results will differ materially from the expectations expressed in this Quarterly Report may increase with the passage of time. In light of the significant uncertainties inherent in the forward-looking statements included in this Quarterly Report, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Quarterly Report will be achieved. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. Each forward-looking statement speaks only as of the date of the particular statement, and we do not undertake to update any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     We have market risk exposure arising from changes in interest rates and foreign currency exchange rate movements.
     Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our New Credit Facilities, which bear interest based on floating rates. At March 31, 2006, after the effect of interest rate swaps, we have approximately $262.6 million of variable rate debt obligations outstanding with a weighted average interest rate of 6.68%. A hypothetical change of 100-basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by approximately $0.7 million for the three months ended March 31, 2006.
     We are exposed to credit-related losses in the event of non-performance by counterparties to financial instruments including interest rate swaps, but we expect all counterparties will continue to meet their obligations given their creditworthiness. As of March 31, 2006, we had $410.0 million of notional amount in outstanding interest rate swaps with third parties with maturities through June 2011 compared to $185.0 million as of March 31, 2005.
     We employ a foreign currency hedging strategy to minimize potential losses in earnings or cash flows from unfavorable foreign currency exchange rate movements. These strategies also minimize potential gains from favorable exchange rate movements. Foreign currency exposures arise from transactions, including firm commitments and anticipated transactions, denominated in a currency other than an entity’s functional currency and from foreign-denominated revenues and profits translated back into U.S. dollars. Based on a sensitivity analysis at March 31, 2006, a 10% adverse change in the foreign currency exchange rates could impact our results of operations for the three months ended March 31, 2006 by $3.7 million as shown below:

(Amounts in millions)
Euro	$1.2
Swiss franc	0.8
Canadian dollar	0.3
Indian rupee	0.3
Australian dollar	0.2
British pound	0.2
Mexican peso	0.2
Singapore dollar	0.2
Venezuelan bolivar	0.1
All other	0.2

Total	$3.7

     Exposures are hedged primarily with foreign currency forward contracts that generally have maturity dates less than one year. Company policy allows foreign currency coverage only for identifiable foreign currency exposures and, therefore, we do not enter into foreign currency contracts for trading purposes where the objective would be to generate profits. As of March 31, 2006, we had a U.S. dollar equivalent of $239.8 million in outstanding forward contracts with third parties compared with $236.0 million at December 31, 2005.
     Generally, we view our investments in foreign subsidiaries from a long-term perspective, and therefore, do not hedge these investments. We use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary.
     We realized gains (losses) associated with foreign currency translation of $5.4 million and $(8.7) million for the three months ended March 31, 2006 and 2005, respectively, which are included in other comprehensive income (loss). Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of certain forward contracts are included in our consolidated results of operations. We realized foreign currency gains (losses) of $2.0 million and $(2.5) million for the three months ended March 31, 2006 and 2005, respectively, which is included in other income (expense), net in the accompanying condensed consolidated statements of income (loss).

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
     In connection with the preparation of this Quarterly Report, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. In making this evaluation, our management considered the material weaknesses described in our 2005 Annual Report, which was filed with the SEC on June 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2006.
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As more fully described in “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of our 2005 Annual Report, management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2005, which also existed as of March 31, 2006:
     We did not maintain: (1) effective controls over our period-end financial reporting processes, including monitoring; (2) effective segregation of duties over automated and manual transaction processes; (3) effective controls over the completeness, accuracy and validity of revenue; (4) effective controls over the completeness, accuracy, validity and valuation of our inventory and related cost of sales transactions; (5) effective controls over the completeness, accuracy and validity of our accounts payable and related disbursements; (6) effective controls over accounting for certain derivative transactions; and (7) effective controls over the completeness, accuracy and valuation of stock-based employee compensation expense, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     In light of the material weaknesses described above, we performed additional analyses and other procedures to ensure that our unaudited condensed consolidated financial statements included in this Quarterly Report were prepared in accordance with GAAP. As a result of these procedures, we believe that the unaudited condensed consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with GAAP.
Remediation of Material Weaknesses
     In response to the identified material weaknesses, we, with oversight from our audit committee, have dedicated significant resources to support management in its efforts to remedy the identified material weaknesses. As more fully described in the Completed Remediation section of Item 9A of our 2005 Annual Report, the remediation that occurred prior to December 31, 2005 focused on: (i) appointed a chief compliance officer; (ii) expanded and strengthened our finance organization by creating and filling new positions in the areas of financial reporting, controls compliance, accounting policies, financial planning and analysis, and tax; (iii) expanded and strengthened our internal audit organization; (iv) enhanced our accounting policy program; (v) strengthened our centrally managed internal controls and financial review program; (vi) improved our communication of accounting policy and control requirements; (vii) expanded and enhanced our financial disclosure control and certification process; (viii) enhanced our anti-fraud program; and (ix) improved our information technology general controls.
     As more fully described in the Continuing Remediation section of Item 9A of our 2005 Annual Report, the ongoing remediation efforts subsequent to December 31, 2005 have been focused on: (i) implementing or upgrading ERP systems to increase the level of automated controls; (ii) implementing a global web-based financial controls management solution to facilitate the documentation and assessment of accounting and financial reporting controls; (iii) strengthening our segregation of duties and application security policy, and updating our spreadsheet controls policy; (iv) updating our account reconciliation policy, issuing training materials defining the specific requirements regarding account reconciliation preparation, review and approval, and further communicating the requirements of account reconciliations as part of our regional accounting and finance organization training sessions; (v) designing and implementing additional revenue cycle, inventory cycle and accounts payable process controls, including the establishment of additional review and verification procedures, updating policies as necessary, and providing training to our global finance organization; (vi) implementing new procedures and controls to ensure technical compliance with derivative accounting provisions; and (vii) designing and implementing enhanced controls to ensure proper accounting for stock-based employee compensation transactions.
     We believe that the Completed Remediation actions described above have further improved our internal control over financial reporting, as well as our disclosure controls and procedures. We also believe that the Continuing Remediation actions described above will continue to improve our internal control over financial reporting, as well as our disclosure controls and procedures. Our management, with the oversight of our Audit Committee, will continue to take steps to remedy known material weaknesses as expeditiously as possible.
Changes in Internal Control over Financial Reporting
     There have been no material changes in our internal control over financial reporting during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
     We are a defendant in a large number of pending lawsuits (which include, in many cases, multiple claimants and multiple defendants) that seek to recover damages for personal injury allegedly caused by exposure to asbestos-containing products manufactured and/or distributed by us in the past. The asbestos-containing parts we used were encapsulated and used only as components of process equipment, and we do not believe that any emission of respirable asbestos fibers occurred during the use of this equipment. We believe that a high percentage of the applicable claims are covered by available insurance or indemnities from other companies.
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
     During the quarter ended September 30, 2003, related lawsuits were filed in federal court in the Northern District of Texas (the “Court”), alleging that we violated federal securities laws. Since the filing of these cases, which have been consolidated, the lead plaintiff has amended its complaint several times. The lead plaintiff’s current pleading is the fifth consolidated amended complaint (the “Complaint”). The Complaint alleges that federal securities violations occurred between February 6, 2001 and September 27, 2002 and names as defendants our company, C. Scott Greer, our former Chairman, President and Chief Executive Officer, Renee J. Hornbaker, our former Vice President and Chief Financial Officer, PricewaterhouseCoopers LLP, our independent registered public accounting firm, and Banc of America Securities LLC and Credit Suisse First Boston LLC, which served as underwriters for our two public stock offerings during the relevant period. The Complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, and Sections 11 and 15 of the Securities Act of 1933. The lead plaintiff seeks unspecified compensatory damages, forfeiture by Mr. Greer and Ms. Hornbaker of unspecified incentive-based or equity-based compensation and profits from any stock sales, and recovery of costs. On November 22, 2005, the Court entered an order denying the defendants’ motions to dismiss the Complaint. The case is currently set for trial on June 11, 2007. We continue to believe that the lawsuit is without merit and are vigorously defending the case.
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
     As of May 1, 2005, due to the non-current status of our filings with the SEC in accordance with the Securities Exchange Act of 1934, our Registration Statements on Form S-8 were no longer available to cover offers and sales of securities to our employees and other persons. Since that date, the acquisition of interests in our common stock fund under our 401(k) Plan by plan participants may have been subject to the registration requirements of the Securities Act of 1933 or applicable state securities laws and may not have qualified for an available exemption from such requirements. Federal securities laws generally provide for a one-year rescission right for an investor who acquires unregistered securities in a transaction that is subject to registration and for which no exemption was available. As such, an investor successfully asserting a rescission right during the one-year time period has the right to require an issuer to repurchase the securities acquired by the investor at the price paid by the investor for the securities (or if such security has been disposed of, to receive damages with respect to any loss on such disposition), plus interest from the date of acquisition. The remedies and statute of limitations under state securities laws vary and depend upon the state in which the shares were purchased. These rights may apply to affected participants who acquired an interest in our common stock fund in our 401(k) Plan during this period. Based on our current stock price, we believe that our current potential liability for rescission claims is not material to our financial condition, results of operations or cash flows; however, our potential liability could become material in the future if our stock price were to fall significantly below prices at which participants acquired their interest in our common stock fund during the one-year period following such unregistered acquisitions.
     On February 7, 2006, we received a subpoena from the SEC regarding goods and services that certain foreign subsidiaries delivered to Iraq from 1996 through 2003 during the United Nations Oil-for-Food program. This investigation includes a review of whether any inappropriate payments were made to Iraqi officials in violation of the Foreign Corrupt Practices Act. The investigation includes periods prior, to as well as subsequent to our acquisition of the foreign operations involved in the investigation. We may be subject to liabilities if violations are found regardless of whether they relate to periods before or subsequent to our acquisition. In addition, one of our foreign subsidiary’s operations is cooperating with a foreign governmental investigation of that site’s involvement in the United Nations Oil-for-Food program. This cooperation has included responding to an investigative trip by foreign authorities to the foreign subsidiary’s site, providing relevant documentation to these authorities and answering their questions. We are unable to predict how or if the foreign authorities will pursue this matter in the future. We believe that both the SEC and foreign authorities are investigating other companies from their actions arising from the United Nations Oil-for-Food program. We also understand that the U.S. Department of Justice is conducting its own investigation of the same events underlying the SEC inquiry. We are in the process of reviewing and responding to the SEC subpoena and assessing the implications of the foreign investigation, including the continuation of a thorough internal investigation. Our investigation remains ongoing. The investigation has included and will include a detailed review of contracts with the Iraqi government during the period in question and certain payments associated therewith, as well as other documents and information that might relate to Oil-for-Food transactions. Additionally, we have and will continue to conduct interviews with employees with knowledge of the contracts and payments in question. While we have made substantial progress in our internal investigation, we are still unable to make any definitive determination whether any inappropriate payments were made and accordingly are unable to predict the ultimate outcome of this matter. We will continue to fully cooperate in both the SEC and the foreign investigations. Both investigations are in progress but, at this point, are incomplete. Accordingly, if the SEC and/or the foreign authorities take enforcement action with regard to these investigations, we may be required to pay fines, take remedial compliance measures, further improve our existing compliance program, consent to injunctions against future conduct or suffer other penalties which could potentially materially impact our business financial statements and cash flows.
     In March 2006, we initiated a process to determine our compliance posture with respect to U.S. export control laws and regulations. Upon initial investigation, it appears that some product transactions and technology transfers may not technically been in compliance with U.S. export control laws and regulations and require further review. With assistance from outside counsel, we are currently involved in a systematic process to conduct further review which we believe will take about 15 months to complete given the complexity of the export laws and the comprehensive scope of the investigation. Any potential violations of U.S. export control laws and regulations that are identified may result in civil or criminal penalties, including fines and/or other penalties. Because our review into this issue is ongoing, we are currently unable to determine the full extent of potential violations or the nature or amount of potential penalties to which we might be subject to in the future. Given that the resolution of this matter is uncertain at this time, we are not able to reasonably estimate the maximum amount of liability that could result from final resolution of this matter. We cannot currently predict whether the ultimate resolution of this matter will have a material adverse effect on our business, including our ability to do business outside the United States, or on our financial condition.
     We have been involved as a potentially responsible party (“PRP”) at former public waste disposal sites that may be subject to remediation under pending government procedures. The sites are in various stages of evaluation by federal and state environmental authorities. The projected cost of remediation at these sites, as well as our alleged “fair share” allocation, is uncertain and speculative until all studies have been completed and the parties have either negotiated an amicable resolution or the matter has been judicially resolved. At each site, there are many other parties who have similarly been identified, and the identification and location of additional parties is continuing under applicable federal or state law. We believe that many of the other parties identified are financially strong and solvent companies that appear able to pay their share of the remediation costs. Based on our information about the waste disposal practices at these sites and the environmental regulatory process in general, we believe that it is likely that ultimate remediation liability costs for each site will be apportioned among all liable parties, including site owners and waste transporters, according to the volumes and/or toxicity of the wastes shown to have been disposed of at the sites. We believe that our exposure for existing disposal sites will be less than $100,000.
     We are also a defendant in several other lawsuits, including product liability claims, that are insured, subject to the applicable deductibles, arising in the ordinary course of business. Based on currently available information, we believe that we have adequately accrued estimated probable losses for such lawsuits. We are also involved in a substantial number of labor claims. We are also involved in ordinary routine litigation incidental to our business, none of which we believe to be material to our business, operations or overall financial condition. However, resolutions or dispositions of claims or lawsuits by settlement or otherwise could have a significant impact on our operating results for the reporting period in which any such resolution or disposition occurs.
     Although none of the aforementioned potential liabilities can be quantified with absolute certainty except as otherwise indicated above, we have established reserves covering exposures relating to contingencies, to the extent believed to be reasonably estimable and, which we believe to be probable of loss based on past experience and available facts. While additional exposures beyond these reserves could exist, they currently cannot be estimated. We will continue to evaluate these potential contingent loss exposures and, if they develop, recognize expense as soon as such losses become probable and can be reasonably estimated.
Item 1A. Risk Factors.
     This Quarterly Report provides updates on two previously disclosed risk factors that were presented in our Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the SEC on June 30, 2006. The updated risk factors noted below are presented in addition to the other risk factors disclosed in the 2005 Annual Report. All of our disclosed risk factors could materially affect our business, financial condition or future results. The risks described in our Quarterly Report and 2005 Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
We are currently subject to securities class action litigation, the unfavorable outcome of which might have a material adverse effect on our financial condition, results of operations and cash flows.
     A number of putative class action lawsuits have been filed against us, certain of our former officers, our independent auditors and the lead underwriters of our most recent public stock offerings, alleging securities laws violations. We believe that these lawsuits, which have been consolidated, are without merit and are vigorously defending them and have notified our applicable insurers. We cannot, however, determine with certainty the outcome or resolution of these claims or the timing for their resolution. The consolidated securities case is currently set for trial on June 11, 2007. In addition to the expense and burden incurred in defending this litigation and any damages that we may suffer, our management’s efforts and attention may be diverted from the ordinary business operations in order to address these claims. If the final resolution of this litigation is unfavorable to us, our financial condition, results of operations and cash flows might be materially adversely affected if our existing insurance coverage is unavailable or inadequate to resolve the matter.
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
     We will continue to fully cooperate in both the SEC and the foreign investigations. Both investigations are in progress but, at this point, are incomplete. Accordingly, if the SEC and/or the foreign authorities take enforcement action with regard to these investigations, we may be required to pay fines, consent to injunctions against future conduct or suffer other penalties which could have a material adverse impact our condition, results of operations and cash flows.
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
     Our risks involved in conducting our international business operations include, without limitation, the risks associated with certain of our foreign subsidiaries autonomously conducting, under their own local authority and consistent with U.S. export laws, business operations and sales, which constitute approximately 1-2% of our consolidated global revenue, in countries that have been designated by the U.S. State Department as state sponsors of terrorism. Due to the growing political uncertainties associated with these countries, we have been planning to voluntarily withdraw, on a phased basis, from conducting new business in these countries since early in 2006. However, these subsidiaries will continue to honor existing contracts and warranty obligations that are in compliance with U.S. laws and regulations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     As of May 1, 2005, due to the non-current status of our filings with the SEC in accordance with the Securities Exchange Act of 1934, our Registration Statements on Form S-8 were no longer available to cover offers and sales of securities to our employees and other persons. Since that date, the acquisition of interests in our common stock fund under our 401(k) Plan by plan participants may have been subject to the registration requirements of the Securities Act of 1933 or applicable state securities laws and may not have qualified for an available exemption from such requirements. Federal securities laws generally provide for a one-year rescission right for an investor who acquires unregistered securities in a transaction that is subject to registration and for which no exemption was available. As such, an investor successfully asserting a rescission right during the one-year time period has the right to require an issuer to repurchase the securities acquired by the investor at the price paid by the investor for the securities (or if such security has been disposed of, to receive damages with respect to any loss on such disposition), plus interest from the date of acquisition. The remedies and statute of limitations under state securities laws vary and depend upon the state in which the shares were purchased. These rights may apply to affected participants who acquired an interest in our common stock fund in our 401(k) Plan and their affected interest in this plan may involve up to 270,000 shares of our common stock acquired pursuant to the 401(k) Plan during 2005 and an additional 110,000 shares acquired during the three months ended March 31, 2006. Based on our current stock price, we believe that our current potential liability for rescission claims is not material to our financial condition, results of operations or cash flows; however, our potential liability could become material in the future if our stock price were to fall below participants’ acquisition prices for their interest in our common stock fund during the one-year period following the unregistered acquisitions. We are currently exploring various options to limit this potential liability.
     During the first quarter of 2006, we issued an aggregate of 329,090 shares of restricted stock to employees pursuant to the 2004 Stock Compensation Plan. We believe these securities are not subject to registration under the “no sale” principle or were otherwise issued pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

Issuer Purchases of Equity Securities

			Total Number of	Maximum
			Shares Purchased	Number of Shares
	Total Number of	Weighted Average	as Part of Publicly	That May Yet Be
	Shares Purchased	Price Paid per	Announced Plan	Purchased Under
Period	(1)	Share	(2)	the Plan (2)
January 1-31, 2006	568	$41.04	N/A	N/A
February 1-28, 2006	16,603	48.99	N/A	N/A
March 1-31, 2006	2,430	54.96	N/A	N/A

Total	19,601	$49.50	N/A	N/A

(1)	Represents 17,480 shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards and 2,121 shares of common stock purchased by a rabbi trust that we established in connection with our director deferral plans pursuant to which non-employee directors may elect to defer directors’ cash compensation to be paid at a later date in the form of common stock.

(2)	Our Board of Directors has approved a program to repurchase up to two million shares of our outstanding common stock; however, such plan will not be implemented until after our planned November filing of our third quarter 2006 Form 10-Q.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.

Item 6. Exhibits.
     Set forth below is a list of exhibits included as part of this Quarterly Report:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Flowserve Corporation, filed as Exhibit 3(i) to the Company’s Current Report on Form 8-K/A, dated August 16, 2006.

3.6	Amended and Restated By-Laws of Flowserve Corporation, as amended, filed as Exhibit 3.9 to Flowserve Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.1	Form of Restrictive Covenants Agreement entered into on March 6, 2006 between the Company and each of Linda P. Jojo, Thomas L. Pajonas and Paul W. Fehlman, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 6, 2006.

10.2	Form of Restrictive Covenants Agreement entered into on March 6, 2006 between the Company and each of Lewis M. Kling, Mark A. Blinn, Ronald F. Shuff, Joseph R. Pinkston, III, John H. Jacko, Jr., Mark D. Dailey, Thomas E. Ferguson, Andrew J. Beall, Jerry L. Rockstroh, Richard J. Guiltinan, Jr., and Deborah K. Bethune, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 6, 2006.

10.3	Form of Restricted Stock Agreement for certain officers pursuant to the Company’s 2004 Stock Compensation Plan, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated March 6, 2006.

10.4	Form of Incentive Stock Option Agreement for certain officers pursuant to the Company’s 2004 Stock Compensation Plan, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated March 6, 2006.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWSERVE CORPORATION
(Registrant)

Date: September 29, 2006	/s/ Lewis M. Kling
Lewis M. Kling
President and Chief Executive Officer

Date: September 29, 2006	/s/ Mark A. Blinn
Mark A. Blinn
Vice President and Chief Financial Officer

Exhibits Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Flowserve Corporation, filed as Exhibit 3(i) to the Company’s Current Report on Form 8-K/A, dated August 16, 2006.

3.6	Amended and Restated By-Laws of Flowserve Corporation, as amended, filed as Exhibit 3.9 to Flowserve Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.1	Form of Restrictive Covenants Agreement entered into on March 6, 2006 between the Company and each of Linda P. Jojo, Thomas L. Pajonas and Paul W. Fehlman, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 6, 2006.

10.2	Form of Restrictive Covenants Agreement entered into on March 6, 2006 between the Company and each of Lewis M. Kling, Mark A. Blinn, Ronald F. Shuff, Joseph R. Pinkston, III, John H. Jacko, Jr., Mark D. Dailey, Thomas E. Ferguson, Andrew J. Beall, Jerry L. Rockstroh, Richard J. Guiltinan, Jr., and Deborah K. Bethune, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 6, 2006.

10.3	Form of Restricted Stock Agreement for certain officers pursuant to the Company’s 2004 Stock Compensation Plan, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated March 6, 2006.

10.4	Form of Incentive Stock Option Agreement for certain officers pursuant to the Company’s 2004 Stock Compensation Plan, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated March 6, 2006.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.