Form 10-Q
period 2006-06-30
FLOWSERVE CORP
filed 2006-09-29
CIK 30625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2006
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

FLOWSERVE CORPORATION
FORM 10-Q

i

EXPLANATORY NOTE
     As a result of the significant delay in completing our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Annual Report”) , which was filed on June 30, 2006, and the obligations regarding internal control certification under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we were unable to timely file with the Securities and Exchange Commission (“SEC”), this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 (“Quarterly Report”).

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	June 30,
(Amounts in thousands, except per share data)	2006	2005

Sales	$752,859	$691,165
Cost of sales	501,140	468,463

Gross profit	251,719	222,702
Selling, general and administrative expense	179,241	166,399

Operating income	72,478	56,303
Interest expense	(16,260)	(19,861)
Interest income	1,070	618
Other income (expense), net	4,392	(5,866)

Earnings before income taxes	61,680	31,194
Provision for income taxes	28,609	12,633

Income from continuing operations	33,071	18,561
Discontinued operations, net of tax	—	(611)

Net earnings	$33,071	$17,950

Earnings (loss) per share:
Basic:
Continuing operations	$0.59	$0.33
Discontinued operations	—	(0.01)

Net earnings	$0.59	$0.32

Diluted:
Continuing operations	$0.57	$0.33
Discontinued operations	—	(0.01)

Net earnings	$0.57	$0.32

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	June 30,
(Amounts in thousands)	2006	2005

Net earnings	$33,071	$17,950

Other comprehensive income (expense) :
Foreign currency translation adjustments, net of tax	17,568	(16,438)
Cash flow hedging activity, net of tax	944	(142)

Other comprehensive income (loss)	18,512	(16,580)

Comprehensive income	$51,583	$1,370

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended June 30,
(Amounts in thousands, except per share data)	2006	2005

Sales	$1,406,716	$1,307,283
Cost of sales	940,605	893,438

Gross profit	466,111	413,845
Selling, general and administrative expense	356,113	331,715

Operating income	109,998	82,130
Interest expense	(31,941)	(39,896)
Interest income	2,153	1,462
Other income (expense), net	5,524	(8,579)

Earnings before income taxes	85,734	35,117
Provision for income taxes	38,771	13,658

Income from continuing operations	46,963	21,459
Discontinued operations, net of tax	—	(7,523)

Net earnings	$46,963	$13,936

Earnings (loss) per share:
Basic:
Continuing operations	$0.84	$0.39
Discontinued operations	—	(0.14)

Net earnings	$0.84	$0.25

Diluted:
Continuing operations	$0.81	$0.38
Discontinued operations	—	(0.13)

Net earnings	$0.81	$0.25

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Six Months Ended June 30,
(Amounts in thousands)	2006	2005

Net earnings	$46,963	$13,936

Other comprehensive income (expense) :
Foreign currency translation adjustments, net of tax	22,961	(25,146)
Cash flow hedging activity, net of tax	2,361	818

Other comprehensive income (loss)	25,322	(24,328)

Comprehensive income (loss)	$72,285	$(10,392)

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Amounts in thousands, except per share data)	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$58,247	$92,864
Restricted cash	2,436	3,628
Accounts receivable, net of allowance for doubtful accounts of $15,614 and $14,271, respectively	506,107	472,946
Inventories, net	429,407	361,770
Deferred taxes	121,596	113,957
Prepaid expenses and other	37,160	26,034

Total current assets	1,154,953	1,071,199
Property, plant and equipment, net of accumulated depreciation of $484,868 and $444,701, respectively	421,893	397,622
Goodwill	844,870	834,863
Deferred taxes	17,462	34,261
Other intangible assets, net	146,576	146,251
Other assets, net	93,392	91,342

Total assets	$2,679,146	$2,575,538

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$321,143	$316,713
Accrued liabilities	354,865	360,798
Debt due within one year	10,731	12,367
Deferred taxes	5,322	5,044

Total current liabilities	692,061	694,922
Long-term debt due after one year	644,875	652,769
Retirement obligations and other liabilities	429,555	396,013
Shareholders’ equity:
Series A preferred stock, $1.00 par value, 1,000 shares authorized, no shares issued	—	—
Common shares, $1.25 par value	72,018	72,018
Shares authorized — 120,000
Shares issued — 57,614
Capital in excess of par value	479,541	477,201
Retained earnings	493,126	446,163

	1,044,685	995,382
Treasury shares, at cost — 1,346 and 1,640 shares, respectively	(31,655)	(37,547)
Deferred compensation obligation	4,960	4,656
Accumulated other comprehensive loss	(105,335)	(130,657)

Total shareholders’ equity	912,655	831,834

Total liabilities and shareholders’ equity	$2,679,146	$2,575,538

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Amounts in thousands)	2006	2005

Cash flows — Operating activities:
Net earnings	$46,963	$13,936

Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	29,291	31,395
Amortization	5,130	5,245
Amortization of deferred loan costs and discount	1,001	2,424
Net (gain) loss on the disposition of assets	(503)	396
Equity based compensation expense	9,321	9,568
Equity income in unconsolidated subsidiaries, net of dividends received	(1,737)	(3,435)
Impairment of assets	—	5,905
Change in assets and liabilities:
Accounts receivable, net	(14,841)	1,643
Inventories, net	(52,155)	(35,112)
Prepaid expenses and other	(3,651)	(12,531)
Other assets, net	(10,569)	2,981
Accounts payable	(15,340)	(4,389)
Accrued liabilities and income taxes payable	(18,471)	3,025
Retirement obligations and other liabilities	22,377	(5,927)
Net deferred taxes	11,126	(17,724)

Net cash flows provided (used) by operating activities	7,942	(2,600)

Cash flows — Investing activities:
Capital expenditures	(29,458)	(17,885)
Change in restricted cash	1,192	(1,736)

Net cash flows used by investing activities	(28,266)	(19,621)

Cash flows — Financing activities:
Net borrowings under lines of credit	—	1,070
Payments on long-term debt	(15,856)	—
Proceeds from stock option activity	—	1,111

Net cash flows (used) provided by financing activities	(15,856)	2,181
Effect of exchange rate changes on cash	1,563	(2,528)

Net change in cash and cash equivalents	(34,617)	(22,568)
Cash and cash equivalents at beginning of year	92,864	63,759

Cash and cash equivalents at end of period	$58,247	$41,191

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Accounting Policies
Basis of Presentation
     The accompanying condensed consolidated balance sheet as of June 30, 2006, and the related condensed consolidated statements of income and comprehensive income (loss) for the three and six months ended June 30, 2006 and 2005, and the condensed consolidated statements of cash flows for the six months ended June 30, 2006 and 2005, are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements have been made.
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
Stock-Based Compensation
     Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share—Based Payment” using the modified prospective application method, and therefore, have not restated results for prior periods. Under this method, stock based compensation expense for the first quarter of 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested at the date of adoption, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Stock-based compensation expense for all stock-based compensation awards granted after the date of adoption is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).
     In conjunction with the adoption of SFAS No. 123(R), we selected the alternative transition method to determine the net excess tax benefits that would have qualified as such as of January 1, 2006. See Note 3 for further discussion on stock-based compensation.
Other Accounting Policies
     Other significant accounting policies, for which no significant changes have occurred in the quarter ended June 30, 2006, are detailed in Note 1 of our 2005 Annual Report.
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
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 establishes new standards on accounting for changes in accounting principles. All such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Periods.” However, it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity and the correction of errors. Our adoption of SFAS No. 154 in the first quarter of 2006 had no impact on our consolidated financial condition or results of operations.
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
     In July 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with FIN No. 48 is a two-step process. The first step is a recognition process whereby the enterprise determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. We are still evaluating the impact of FIN No. 48 on our consolidated financial statements and results of operations.
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

2. Discontinued Operations
     General Services Group — During the first quarter of 2005 we made a definitive decision to divest certain non-core service operations, collectively called the General Services Group (“GSG”), and accordingly, evaluated impairment pursuant to a held for sale concept as opposed to the previously held and used concept. As part of our decision to sell, we allocated $12.3 million of goodwill to GSG based on its relative fair value to the total reporting unit’s estimated fair value. We recognized impairment charges aggregating $30.1 million during 2005 relating to GSG as the number of potential buyers diminished to one purchaser during the bidding process, and the business underperformed during the year due to the pending sale. Of the $30.1 million impairment, $0 and $5.9 million was recorded during the three and six months ended June 30, 2005, respectively. Effective December 31, 2005, we sold GSG to Furmanite, a unit of Dallas-based Xanser Corporation for approximately $16 million in gross cash proceeds, including $2 million held in escrow pending final settlement, subject to final working capital adjustments. The sale excluded approximately $12 million of net accounts receivable and resulted in a pre-tax loss of $3.8 million, which was recognized in the fourth quarter of 2005. The ultimate purchase price of GSG is subject to final working capital adjustments, which remain under negotiation, and is expected to be resolved in the fourth quarter of 2006. The outcome of such negotiations could result in a change in the ultimate loss on sale in the period of resolution. We used approximately $11 million of the net cash proceeds to reduce our indebtedness in January 2006. We have allocated estimated interest expense related to this repayment to each period presented based upon then prevailing interest rates. As a result of this sale, we have presented the results of operations of GSG as discontinued operations for all periods presented.
     GSG generated the following results of operations for the three months ended June 30, 2005 (in millions):

Sales	$27.3
Cost of sales	21.2
Selling, general and administrative expense	7.1
Interest expense	0.2

Earnings before income taxes	(1.2)
Income tax benefit	(0.6)

Results for discontinued operations, net of tax	(0.6)

     GSG generated the following results of operations for the six months ended June 30, 2005 (in millions):

Sales	$54.7
Cost of sales	43.6
Selling, general and administrative expense	20.0
Interest expense	0.4
Other income, net	(0.1)

Earnings before income taxes	(9.4)
Income tax benefit	(1.9)

Results for discontinued operations, net of tax	$(7.5)

3. Stock-Based Compensation Plans
     We adopted SFAS No. 123(R) on January 1, 2006. Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method as set forth in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations as permitted by SFAS No. 123. Accordingly, we recognized compensation expense for restricted stock and other equity awards over the applicable vesting period, however we did not recognize compensation expense for stock options for the three or six months ended June 30, 2005, because the options were granted at market value on the date of grant.

     The following tables illustrate the effect of stock-based compensation on net earnings and earnings per share for the three and six months ended June 30, 2005, if we had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation, calculated using the Black-Scholes option-pricing model.

Three Months Ended
(Amounts in thousands, except per share data)	June 30, 2005

Net earnings, as reported	$17,950
Restricted stock compensation expense included in net earnings, net of tax	1,685
Less: Stock-based employee compensation expense determined under fair value method for all awards, net of tax	(2,522)

Pro forma net earnings	$17,113

Net earnings per share — basic:
As reported	$0.32
Pro forma	0.31
Net earnings per share — diluted:
As reported	$0.32
Pro forma	0.30

Six Months Ended
(Amounts in thousands, except per share amounts)	June 30, 2005

Net earnings, as reported	$13,936
Restricted stock compensation expense included in net earnings, net of tax	2,426
Less: Stock-based employee compensation expense determined under fair value method for all awards, net of tax	(3,720)

Pro forma net earnings	$12,642

Net earnings per share — basic:
As reported	$0.25
Pro forma	0.23
Net earnings per share — diluted:
As reported	$0.25
Pro forma	0.22
     We adopted SFAS No. 123(R) under the modified prospective application method. Under this method, we recorded stock-based compensation expense of $3.9 million ($5.4 million pre-tax) and $6.7 million ($9.3 million pre-tax) for the three and six months ended June 30, 2006, respectively, for all awards granted on or after the date of adoption and for the portion of previously granted awards that remain unvested at the date of adoption over the remaining vesting period. Accordingly, prior period amounts have not been restated. In accordance with SFAS No. 123(R), we adjust share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. Currently, our stock-based compensation relates to stock options, restricted stock and other equity-based awards. It is our policy to set the exercise price of stock options at the closing price of our common stock on the New York Stock Exchange on the date such grants are authorized by our Board of Directors. Options granted to officers, other employees and directors allow for the purchase of common shares at or above the fair market value of our stock on the date the options are granted, although no options have been granted above fair market value. Generally, options become exercisable over a staggered period ranging from one to five years (most typically from one to three years). Options generally expire ten years from the date of the grant or within a short period of time following the termination of employment or cessation of services by an option holder; however, as described in greater detail under “Modifications” below, the expiration provisions relating to certain outstanding option awards that have been modified.

     Stock Options — Information related to stock options issued to officers, other employees and directors under all plans is presented in the following table:

	Six Months Ended June 30, 2006
		Weighted	Remaining	Aggregate
		Average	Contractual Life	Intrinsic Value
	Shares	Exercise Price	(in years)	(in millions)

Number of shares under option:
Outstanding — beginning of year	2,966,326	$23.00
Granted	270,350	49.28
Exercised	—	—
Cancelled	(5,573)	37.26
Modified (1)	89,404	24.55

Outstanding — end of period	3,320,507	$25.16	4.1	$105.4

Exercisable — end of period	2,473,120	$22.04	2.4	$86.2

(1)	Options expiring in 2005 that had their expiration dates extended contingent upon shareholder approval, which was obtained on August 24, 2006, as discussed below in “Modifications”.
     The weighted average fair value per share of options granted was $27.61 and $13.15 for the three months ended June 30, 2006 and 2005, respectively, and $24.77 and $12.13 for the six months ended June 30, 2006 and 2005, respectively. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The “fair value” for these options at the date of grant was estimated using the Black-Scholes option pricing model.
     The assumptions used in calculating the expense for stock option awards are as follows:

	Six Months Ended June 30,
	2006	2005
Risk-free interest rate	5.1%	4.2%
Dividend yield	—	—
Stock volatility	42.1%	43.9%
Average expected life (years)	6.5	6.7
Forfeiture rate	9.3%	9.7%
     As of June 30, 2006, we have $8.3 million of unrecognized compensation cost related to outstanding unvested stock option awards, which is expected to be recognized over a weighted-average period of approximately 1.9 years. The total intrinsic value of stock options exercised during the three months ended June 30, 2006 and 2005 was $0 and $0.1 million, respectively, and $0 and $0.3 million exercised during the six months ended June 30, 2006 and 2005, respectively.

     Incremental stock-based compensation expense related solely to stock options recognized for the three and six months ended June 30, 2006 as a result of adoption of SFAS No. 123(R) was as follows:

Three Months Ended
(Amounts in thousands, except per share data)	June 30, 2006

Stock-based compensation expense, before taxes	$1,975
Related income tax benefit	(482)

Stock-based compensation expense, net of tax	$1,493

Earnings per share — basic:	$0.03
Earnings per share — diluted:	0.03

Six Months Ended
(Amounts in thousands, except per share data)	June 30, 2006

Stock-based compensation expense, before taxes	$3,547
Related income tax benefit	(866)

Stock-based compensation expense, net of tax	$2,681

Earnings per share — basic:	$0.05
Earnings per share — diluted:	0.05
     Restricted Stock — Awards of restricted stock are valued at the closing market price of our common stock on the grant date and recorded as unearned compensation within shareholders’ equity. The unearned compensation is amortized to compensation expense over the vesting period of the restricted stock. We have unearned compensation of $19.2 million and $9.1 million at June 30, 2006 and December 31, 2005, respectively. These amounts will be recognized into net earnings in prospective periods as the awards vest.
     Stock-based compensation expense related to restricted stock recognized was $2.4 million ($3.5 million pre-tax) and $4.0 million ($5.8 million pre-tax) for the three and six months ended June 30, 2006, respectively. Stock-based compensation expense related to restricted stock recognized was $1.5 million ($2.1 million pre-tax) and $2.3 million ($3.3 million pre-tax) for the three and six months ended June 30, 2005, respectively.
     The following tables summarize information regarding the restricted stock plans:

	Six Months Ended June 30, 2006
		Weighted Average
	Shares	Grant-Date Fair Value
Number of unvested shares:
Outstanding — beginning of year	583,455	$25.65
Granted	332,990	48.26
Lapsed	(93,144)	49.02
Cancelled	(10,543)	47.50

Unvested restricted stock	812,758	$31.95

     Modifications — During 2005, we made a number of modifications to our stock plans, including the acceleration of vesting of certain restricted stock grants and outstanding options, as well as the extension of the exercise period associated with certain outstanding options. These modifications resulted from severance agreements with former executives and from our decision to temporarily suspend option exercises. As a result of the modifications primarily associated with the severance agreements with former executives, we recorded additional stock-based compensation expense in 2005 of $7.2 million based upon the intrinsic values of the awards on the dates the modifications were made of which $0 and $6.2 million was recorded during the three and six months ended June 30, 2005, respectively.

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
4. Derivative Instruments and Hedges
     We enter into forward contracts to hedge our risk associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction. Our risk management and derivatives policy specifies the conditions in which we enter into derivative contracts. As of June 30, 2006, we had approximately $295 million of notional amount in outstanding contracts with third parties. As of June 30, 2006, the maximum length of any forward contract in place was 23 months.
     The fair market value adjustments of certain of our forward contracts are recognized directly in our results of operations. The fair value of these outstanding forward contracts at June 30, 2006 was a net asset of $4.0 million and a net liability of $2.3 million at December 31, 2005. Unrealized gains (losses) from the changes in the fair value of these forward contracts of $6.2 million and $(3.8) million for the three months ended June 30, 2006 and 2005, respectively, and $6.4 million and $(5.6) million for the six months ended June 30, 2006 and 2005, respectively, are included in other income (expense), net in the consolidated statements of income. The fair value of outstanding forward contracts qualifying for hedge accounting at June 30, 2006 was a net asset of $0.2 million and a net liability of $7,000 at December 31, 2005. Unrealized gains (losses) from the changes in the fair value of qualifying forward contracts and the associated underlying exposures of $0.2 million and $(0.3) million, net of tax, for the three months ended June 30, 2006 and 2005, respectively, and $0.2 million and $(0.1) million, net of tax, for the six months ended June 30, 2006 and 2005, respectively, are included in other comprehensive income (loss).
     Also as part of our risk management program, we enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. As of June 30, 2006, we had $385.0 million of notional amount in outstanding interest rate swaps with third parties. As of June 30, 2006, the maximum remaining length of any interest rate contract in place was approximately 30 months. The fair value of the interest rate swap agreements was a net asset of $4.4 million and $0.9 million at June 30, 2006 and December 31, 2005, respectively. Unrealized gains from the changes in fair value of our interest rate swap agreements, net of reclassifications, of $0.8 million and $0.2 million, net of tax, for the three months ended June 30, 2006 and 2005, respectively, and $2.2 million and $0.9 million, net of tax, for the six months ended June 30, 2006 and 2005, respectively, are included in other comprehensive income (loss).
     During the third quarter of 2004, we entered into a compound derivative contract to hedge exposure to both currency translation and interest rate risks associated with our European Investment Bank (“EIB”) loan. The notional amount of the derivative was $85.0 million, and it served to convert floating rate interest rate risk to a fixed rate, as well as United States (“U.S.”) dollar currency risk to Euros. The derivative matures in 2011. At June 30, 2006 and December 31, 2005, the fair value of this derivative was a net liability of $6.3 million and $2.8 million, respectively. This derivative did not qualify for hedge accounting. The unrealized gain (loss) on the derivative, offset with the foreign currency translation effect on the underlying loan aggregates to $1.4 million and $(2.5) million for the three months ended June 30, 2006 and 2005, respectively, and $3.6 million and $(2.7) million for the six months ended June 30, 2006 and 2005, respectively, and is included in other income (expense), net in the consolidated statements of income.
     We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under forward contracts and interest rate swap agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.
5. Debt
     Debt, including capital lease obligations, consisted of:

	June 30,	December 31,
(Amounts in thousands)	2006	2005

Term Loan, interest rate of 7.23% in 2006 and 6.36% in 2005	$562,644	$578,500
EIB loan, interest rate of 5.26% in 2006 and 4.42% in 2005	85,000	85,000
Capital lease obligations and other	7,962	1,636

Debt and capital lease obligations	655,606	665,136
Less amounts due within one year	10,731	12,367

Total debt due after one year	$644,875	$652,769

New Credit Facilities
     On August 12, 2005, we entered into credit facilities comprised of a $600.0 million term loan expiring on August 10, 2012 and a $400.0 million revolving line of credit, which can be utilized to provide up to $300.0 million in letters of credit, expiring on August 12, 2010. We refer to these credit facilities collectively as our New Credit Facilities. We also replaced the letter of credit agreement guaranteeing our obligations under the EIB credit facility (described below) with a letter of credit issued under the new revolving line of credit. We had outstanding letters of credit of $180.7 million at June 30, 2006 under the revolving line of credit, which reduced borrowing capacity to $219.3 million, compared with a borrowing capacity of $234.2 million at December 31, 2005. During the three and six months ended June 30, 2006, we made mandatory repayments of $0 and $10.9 million, respectively, using the net proceeds from the sale of GSG, and optional prepayments of $5.0 million and $5.0 million, respectively. In addition, we made a mandatory repayment of $0.9 million in July 2006 using excess cash flows. We have no scheduled repayments due in 2006.
     Borrowings under our New Credit Facilities bear interest at a rate equal to, at our option, either (1) the base rate (which is based on the greater of the prime rate most recently announced by the administrative agent under our New Credit Facilities or the Federal Funds rate plus 0.50%) or (2) London Interbank Offered Rate (“LIBOR”) plus an applicable margin determined by reference to the ratio of our total debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), which at June 30, 2006 was 1.75% for LIBOR borrowings. In addition, we pay lenders under the New Credit Facilities a commitment fee equal to a percentage, determined by reference to the ratio of our total debt to consolidated EBITDA, of the unutilized portion of the revolving line of credit, and letter of credit fees with respect to each financial standby letter of credit outstanding under our New Credit Facilities equal to a percentage based on the applicable margin in effect for LIBOR borrowings under the new revolving line of credit. The fee for performance standby letters of credit is 0.5% lower than the fee for financial standby letters of credit.

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
     Our New Credit Facilities contain covenants requiring us to deliver to lenders leverage and interest coverage financial covenants and our audited annual and unaudited quarterly financial statements. Under the leverage covenant, the maximum permitted leverage ratio steps down beginning with the fourth quarter of 2006, with a further step-down beginning with the fourth quarter of 2007. Under the interest coverage covenant, the minimum required interest coverage ratio steps up beginning with the fourth quarter of 2006, with a further step-up beginning with the fourth quarter of 2007. Compliance with these financial covenants under our New Credit Facilities is tested quarterly, and we were in compliance with the financial covenants as of June 30, 2006.
     We are required to furnish to our lenders within 50 days of the end of each of the first three quarters of each year our consolidated balance sheet, and related statements of operations, shareholders’ equity and cash flows. Our New Credit Facilities also contain covenants restricting our and our subsidiaries’ ability to dispose of assets, merge, pay dividends, repurchase or redeem capital stock and indebtedness, incur indebtedness and guarantees, create liens, enter into agreements with negative pledge clauses, make certain investments or acquisitions, enter into sale and leaseback transactions, enter into transactions with affiliates, make capital expenditures, engage in any business activity other than our existing business or any business activities reasonably incidental thereto. We were in compliance with all debt covenants under the New Credit Facilities as of June 30, 2006.
EIB Credit Facility
     On April 14, 2004, we and one of our European subsidiaries, Flowserve B.V., entered into an agreement with EIB, pursuant to which EIB agreed to loan us up to €70.0 million, with the ability to draw funds in multiple currencies, to finance in part specified research and development projects undertaken by us in Europe. Borrowings under the EIB credit facility bear interest at a fixed or floating rate of interest agreed to by us and EIB with respect to each borrowing under the facility. Loans under the EIB credit facility are subject to mandatory repayment, at EIB’s discretion, upon the occurrence of certain events, including a change of control or prepayment of certain other indebtedness. In addition, the EIB credit facility contains covenants that, among other things, limit our ability to dispose of assets related to the financed project and require us to deliver to EIB our audited annual financial statements within 30 days of publication. In August 2004, we borrowed $85.0 million at a floating interest rate based on 3-month U.S. LIBOR that resets quarterly. As of June 30, 2006, the interest rate was 5.26%. The maturity of the amount drawn is June 15, 2011, but may be repaid at any time without penalty. Our obligations under the EIB credit facility are guaranteed by a letter of credit outstanding under our New Credit Facilities, which costs 1.75% per annum.
Accounts Receivable Factoring
     Through our European subsidiaries, we engage in non-recourse factoring of certain accounts receivable. The various agreements have different terms, including options for renewal and mutual termination clauses. Under our New Credit Facilities, such factoring is generally limited to $75.0 million, based on due date of the factored receivables.

6. Inventories
     Inventories are stated at lower of cost or market. Cost is determined for principally all U.S. inventories by the last-in, first-out method and for non-U.S. inventories by the first-in, first-out method. Inventories, net consisted of the following:

	June 30,	December 31,
(Amounts in thousands)	2006	2005

Raw materials	$134,466	$114,636
Work in process	269,668	195,585
Finished goods	247,141	219,610
Less: Progress billings	(116,398)	(71,065)
Less: Excess and obsolete reserve	(60,744)	(57,106)

	474,133	401,660
LIFO reserve	(44,726)	(39,890)

Inventories, net	$429,407	$361,770

Percent of inventory accounted for by:
LIFO	44%	49%
FIFO	56%	51%
7. Earnings Per Share
     Basic and diluted earnings per weighted average share outstanding were calculated as follows:

	Three Months Ended June 30,
(Amounts in thousands, except per share amounts)	2006	2005

Income from continuing operations	$33,071	$18,561

Net earnings	$33,071	$17,950

Denominator for basic earnings per share — weighted average shares	55,699	55,610
Effect of potentially dilutive securities	2,188	1,027

Denominator for diluted earnings per share — weighted average shares	57,887	56,637

Net earnings per share:
Basic:
Continuing operations	$0.59	$0.33
Net earnings	0.59	0.32
Diluted:
Continuing operations	$0.57	$0.33
Net earnings	0.57	0.32

	Six Months Ended June 30,
(Amounts in thousands, except per share amounts)	2006	2005

Income from continuing operations	$46,963	$21,459

Net earnings	$46,963	$13,936

Denominator for basic earnings per share — weighted average shares	55,593	55,478
Effect of potentially dilutive securities	2,137	942

Denominator for diluted earnings per share — weighted average shares	57,730	56,420

Net earnings per share:
Basic:
Continuing operations	$0.84	$0.39
Net earnings	0.84	0.25
Diluted:
Continuing operations	$0.81	$0.38
Net earnings	0.81	0.25
     Options outstanding with an exercise price greater than the average market price of the common stock were not included in the computation of diluted earnings per share.
     The following summarizes options to purchase common stock that were excluded from the computations of potentially dilutive securities:

	Three Months Ended June 30,
	2006	2005

Total number excluded	26,000	305,458

	Six Months Ended June 30,
	2006	2005

Total number excluded	33,000	586,029
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

9. Retirement and Postretirement Benefits
     Components of the net periodic cost for the three months ended June 30, 2006 and 2005 were as follows:

	U.S.		Non-U.S.		Postretirement
	Defined Benefit Plans		Defined Benefit Plans		Medical Benefits
(Amounts in millions)	2006	2005	2006	2005	2006	2005
Net periodic cost
Service cost	$3.7	$3.7	$0.9	$0.8	$—	$—
Interest cost	3.8	3.9	2.5	2.6	1.0	1.0
Expected return on plan assets	(3.9)	(4.1)	(1.4)	(1.4)	—	—
Curtailments/settlements	—	(0.1)	—	—	—	—
Amortization of unrecognized net loss	1.6	1.3	0.6	0.3	0.3	0.2
Amortization of prior service cost (benefit)	(0.3)	(0.4)	—	—	(1.1)	(1.0)

Net cost recognized	$4.9	$4.3	$2.6	$2.3	$0.2	$0.2

     Components of the net periodic cost for the six months ended June 30, 2006 and 2005 were as follows:

	U.S.		Non-U.S.		Postretirement
	Defined Benefit Plans		Defined Benefit Plans		Medical Benefits
(Amounts in millions)	2006	2005	2006	2005	2006	2005
Net periodic cost
Service cost	$7.4	$7.4	$1.8	$1.7	$—	$0.1
Interest cost	7.6	7.8	5.0	5.1	2.0	2.1
Expected return on plan assets	(7.8)	(8.2)	(2.8)	(2.9)	—	—
Curtailments/settlements	—	(0.2)	—	—	—	—
Amortization of unrecognized net loss	3.2	2.5	1.2	0.7	0.6	0.3
Amortization of prior service costs (benefit)	(0.6)	(0.7)	—	—	(2.2)	(2.1)

Net cost recognized	$9.8	$8.6	$5.2	$4.6	$0.4	$0.4

10. Income Taxes
     For the three months ended June 30, 2006, we earned $61.7 million before taxes and provided for income taxes of $28.6 million, resulting in an effective tax rate of 46.4%. For the six months ended June 30, 2006, we earned $85.7 million before taxes and provided for income taxes of $38.8 million, resulting in an effective tax rate of 45.2%. The effective tax rate varied from the U.S. federal statutory rate for the three and six months ended June 30, 2006 primarily due to the tax impact of operating activities in certain non-U.S. jurisdictions, including higher losses incurred in the second quarter of 2006 as compared with the same period in 2005, for which a tax benefit has not been recognized.
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
     Each division manufactures different products and is defined by the type of products and services provided. Each division has a President, who reports directly to our Chief Executive Officer, and a Division V.P. — Finance, who reports directly to our Chief Accounting Officer. For decision-making purposes, our Chief Executive Officer and other members of senior executive management use financial information generated and reported at the division level. Our corporate headquarters does not constitute a separate division or business segment.
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
Three Months Ended June 30, 2006

				Subtotal —
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in thousands)	Pump	Control	Solutions	Segments	All Other	Total
Sales to external customers	$385,516	$251,715	$114,158	$751,389	$1,470	$752,859
Intersegment sales	1,442	635	10,818	12,895	(12,895)	—
Segment operating income	46,929	29,310	27,346	103,585	(31,107)	72,478
Three Months Ended June 30, 2005

				Subtotal —
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in thousands)	Pump	Control	Solutions	Segments	All Other	Total
Sales to external customers	$359,099	$227,674	$103,126	689,899	$1,266	$691,165
Intersegment sales	1,140	1,177	8,775	11,092	(11,092)	—
Segment operating income	37,749	26,171	24,234	88,154	(31,851)	56,303

Six Months Ended June 30, 2006

				Subtotal —
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in thousands)	Pump	Control	Solutions	Segments	All Other	Total
Sales to external customers	$712,952	$468,758	$222,374	$1,404,084	$2,632	$1,406,716
Intersegment sales	2,066	1,390	20,813	24,269	(24,269)	—
Segment operating income	71,384	53,389	50,642	175,415	(65,417)	109,998
Six Months Ended June 30, 2005

				Subtotal —
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in thousands)	Pump	Control	Solutions	Segments	All Other	Total
Sales to external customers	$670,905	$436,407	$197,654	$1,304,966	$2,317	$1,307,283
Intersegment sales	2,230	1,974	17,098	21,302	(21,302)	—
Segment operating income	55,384	46,175	42,885	144,444	(62,314)	82,130
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
     Updates to legal matters in existence at June 30, 2006, and new legal matters that have arisen since June 30, 2006 are discussed in Note 8.

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
RESULTS OF OPERATIONS — Three and Six Months ended June 30, 2006 and 2005
Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended June 30,
(Amounts in millions)	2006	2005

Bookings — continuing operations	$912.0	$696.1
Bookings — discontinued operations	—	27.2

Total bookings	912.0	723.3
Sales	752.9	691.2

	Six Months Ended June 30,
(Amounts in millions)	2006	2005

Bookings — continuing operations	$1,790.6	$1,381.7
Bookings — discontinued operations	—	54.1

Total bookings	1,790.6	1,435.8
Sales	1,406.7	1,307.3
     We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacture, service or support. Total bookings for the three months ended June 30, 2006 increased by $188.7 million, or 26.1%, as compared with the same period in 2005. The increase includes currency benefits of approximately $2 million. Total bookings for the six months ended June 30, 2006 increased by $354.8 million, or 24.7%, as compared with the same period in 2005. The increase includes negative currency effects of approximately $36 million. Total bookings for the three and six months ended June 30, 2005 include $27.2 million and $54.1 million, respectively, of bookings for GSG, our discontinued operations. Bookings for continuing operations for the three months ended June 30, 2006 increased by $215.9 million, or 31.0%, as compared with the same period in 2005. Bookings for continuing operations for the six months ended June 30, 2006 increased by $408.9 million, or 29.6%, as compared with the same period in 2005. The increases are primarily attributable to the strong oil and gas industry, particularly in our Flowserve Pump and Flow Control Divisions.

     Sales for the three months ended June 30, 2006 increased by $61.7 million, or 8.9%, as compared with the same period in 2005. The increase includes currency benefits of approximately $4 million. Sales for the six months ended June 30, 2006 increased by $99.4 million, or 7.6%, as compared with the same period in 2005. The increase includes negative currency effects of approximately $19 million. The increases are primarily attributable to the strength in the engineered pump products and services market, particularly in the Middle East, improved valve markets and expansion into the Asia Pacific region.
     Net sales to international customers, including export sales from the U.S., were approximately 65% and 64% of sales for the three and six months ended June 30, 2006, respectively, compared with 64% for each of the same periods in 2005. The increase in 2006 is due primarily to a growth in sales to the Middle East and expansion in the Asia Pacific region.
     Backlog represents the accumulation of uncompleted customer orders. Backlog of $1.4 billion at June 30, 2006 increased by $402.5 million, or 40.5%, as compared with December 31, 2005. The increase includes currency benefits of approximately $55 million. The backlog increase compared with the prior year resulted from increased bookings during the six months ended June 30, 2006 as discussed above. The increase in total bookings reflects an increase in orders of engineered products, which naturally have longer lead times, as well as expanded lead times at the request of certain customers.
Gross Profit and Operating Margin

	Three Months Ended June 30,
(Amounts in millions)	2006	2005

Gross profit	$251.7	$222.7
Gross profit margin	33.4%	32.2%

	Six Months Ended June 30,
(Amounts in millions)	2006	2005

Gross profit	$466.1	$413.8
Gross profit margin	33.1%	31.7%
     Gross profit margin of 33.4% for the three months ending June 30, 2006 increased from 32.2% for the same period in 2005. The increase is a result of increased sales, which favorably impacts our absorption of fixed costs, and cost savings achieved through our CIP initiative, both of which have positively impacted each of our divisions.
     Gross profit margin of 33.1% for the six months ending June 30, 2006 increased from 31.7% for the same period in 2005. The increase is a result of increased sales, which favorably impacts our absorption of fixed costs, and cost savings achieved through our CIP initiative, both of which have positively impacted each of our divisions. The increase is also attributable to increased sales of aftermarket products, which generally have a higher margin, by our Flowserve Pump Division.
Selling, General and Administrative Expense (“SG&A”)

	Three Months Ended June 30,
(Amounts in millions)	2006	2005

SG&A expense	$179.2	$166.4
SG&A expense as a percentage of sales	23.8%	24.1%

	Six Months Ended June 30,
(Amounts in millions)	2006	2005

SG&A expense	$356.1	$331.7
SG&A expense as a percentage of sales	25.3%	25.4%
     SG&A for the three months ended June 30, 2006 increased by $12.8 million, or 7.7%, as compared with the same period in 2005. The increase includes negative currency effects of less than $1 million. The increase in SG&A is attributable to an increase in employee-related costs of $7.7 million, which includes increased incentive compensation and equity incentive programs arising from improved performance and higher stock price and development of in-house capabilities for: tax, Section 404 compliance, internal audit, and financial planning and analysis, as well as expansion in Asia. The increase is also due to an increase in travel expenses of $3.4 million, due to increased global marketing activity and expansion in Asia.
     SG&A for the six months ended June 30, 2006 increased by $24.4 million, or 7.4%, as compared with the same period in 2005. SG&A for the three months ended June 30, 2006 reflects a reduction of approximately $4 million resulting from currency effects. The increase is due to an increase in employee-related costs of $14.4 million, which includes increased incentive compensation and equity incentive programs arising from improved performance and higher stock price and development of in-house capabilities for: tax, Section 404 compliance, internal audit, and financial planning and analysis, as well as expansion in Asia. The increase is also due to an increase in audit fees of $7.0 million, primarily related to the 2004 and 2005 audits, which were completed in February 2006 and June 2006, respectively, and an increase in travel expenses of $5.3 million, due to increased global marketing activity and expansion in Asia. These increases are partially offset by a decrease of $2.6 million in legal fees and expenses.
Operating Income

	Three Months Ended June 30,
(Amounts in millions)	2006	2005

Operating income	$72.5	$56.3
Operating income as a percentage of sales	9.6%	8.1%

	Six Months Ended June 30,
(Amounts in millions)	2006	2005

Operating income	$110.0	$82.1
Operating income as a percentage of sales	7.8%	6.3%
     Operating income for the three months ended June 30, 2006 increased by $16.2 million, or 28.8%, as compared with the same period in 2005. The increase includes currency benefits of approximately $1 million. Operating income for the six months ended June 30, 2006 increased by $27.9 million, or 34.0%, as compared with the same period in 2005. The increase includes negative currency effects of approximately $2 million. The increases are primarily a result of the increases in gross profit, partially offset by the increases in SG&A discussed above.
Interest Expense and Interest Income

	Three Months Ended June 30,
(Amounts in millions)	2006	2005

Interest expense	$(16.3)	$(19.9)
Interest income	1.1	0.6

	Six Months Ended June 30,
(Amounts in millions)	2006	2005

Interest expense	$(31.9)	$(39.9)
Interest income	2.2	1.5
     Interest expense for the three months ended June 30, 2006 decreased by $3.6 million, as compared with the same period in 2005. Interest expense for the six months ended June 30, 2006 decreased by $8.0 million, as compared with the same period in 2005. The decreases are primarily attributable to the refinancing in August 2005 of our 12.25% Senior Subordinated Notes with the proceeds of borrowings under our New Credit Facilities. Approximately 72% of our debt was at fixed rates at June 30, 2006, including the effects of $470.0 million notional interest rate swaps.
     Interest income was higher for both the three and six months ended June 30, 2006, as compared with the same periods in 2005, due to a higher average cash balance in 2006, as well as increased interest rates.

Other Income (Expense), net

	Three Months Ended June 30,
(Amounts in millions)	2006	2005

Other income (expense), net	$4.4	$(5.9)

	Six Months Ended June 30,
(Amounts in millions)	2006	2005

Other income (expense), net	$5.5	$(8.6)
     Other income (expense), net for the three months ended June 30, 2006 increased by $10.3 million, to income of $4.4 million, as compared with the same period in 2005, primarily due to an increase in unrealized gains on forward exchange contracts, slightly offset by an increase in foreign currency transaction losses.
     Other income (expense), net for the six months ended June 30, 2006 increased by $14.1 million, to income of $5.5 million, as compared with the same period in 2005, primarily due to an increase in unrealized gains on forward exchange contracts, slightly offset by an increase in foreign currency transaction losses.
Tax Expense and Tax Rate

	Three Months Ended June 30,
(Amounts in millions)	2006	2005

Provision for income tax	$28.6	$12.6
Effective tax rate	46.4%	40.5%

	Six Months Ended June 30,
(Amounts in millions)	2006	2005

Provision for income tax	$38.8	$13.7
Effective tax rate	45.2%	38.9%
     Our effective tax rate of 46.4% for the three months ended June 30, 2006 increased from 40.5% for the same period in 2005. Our effective tax rate of 45.2% for the six months ended June 30, 2006 increased from 38.9% for the same period in 2005. The increases are due primarily to the tax impact of operating activities in certain non-U.S. jurisdictions, including higher losses incurred in the second quarter of 2006 as compared with the same period in 2005, for which a tax benefit has not been recognized.
Net Earnings and Earnings Per Share

	Three Months Ended June 30,
(Amounts in millions, except per share data)	2006	2005

Income from continuing operations	$33.1	$18.6
Net earnings	33.1	18.0
Net earnings per share from continuing operations — diluted	0.57	0.33
Net earnings per share — diluted	0.57	0.32
Average diluted shares	57.9	56.6

	Six Months Ended June 30,
(Amounts in millions, except per share data)	2006	2005

Income from continuing operations	$47.0	$21.5
Net earnings	47.0	13.9
Net earnings per share from continuing operations — diluted	0.81	0.38
Net earnings per share — diluted	0.81	0.25
Average diluted shares	57.7	56.4

     Income from continuing operations for the three and six months ended June 30, 2006 increased by $14.5 million and $25.5 million, respectively, as compared with the same periods in 2005. The increases are a result of the increases in operating income, decreases in interest expense and increases in other income (expense), net discussed above, partially offset by the increase in tax expense.
     Net income for the six months ended June 30, 2005 was lower than income from continuing operations due to the loss from discontinued operations. This is primarily attributable to a $5.9 million impairment recorded in the first quarter of 2005 for assets held for sale.
Other Comprehensive Income (Loss)

	Three Months Ended June 30,
(Amounts in millions)	2006	2005

Other comprehensive income (loss)	$18.5	$(16.6)

	Six Months Ended June 30,
(Amounts in millions)	2006	2005

Other comprehensive income (loss)	$25.3	$(24.3)
     Other comprehensive income (loss) for the three months ended June 30, 2005 increased by $35.1 million to income of $18.5 million as compared with the same period in 2005. Other comprehensive income (loss) for the six months ended June 30, 2005 increased by $49.6 million to income of $25.3 million as compared with the same period in 2005. The increases primarily reflect a strengthening of the Euro and British pound during the three and six months ended June 30, 2006, as compared with a weakening during the same periods in 2005.
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

	Three Months Ended June 30,
(Amounts in millions)	2006	2005

Bookings	$529.6	$342.8
Sales	387.0	360.2
Gross profit	109.4	98.9
Gross profit margin	28.3%	27.5%
Operating income	46.9	37.7
Operating income as a percentage of sales	12.1%	10.5%

	Six Months Ended June 30,
(Amounts in millions)	2006	2005

Bookings	$1,025.2	$702.1
Sales	715.0	673.1
Gross profit	201.2	178.2
Gross profit margin	28.1%	26.5%
Operating income	71.4	55.4
Operating income as a percentage of sales	10.0%	8.2%
     Bookings for the three months ended June 30, 2006, increased by $186.8 million, or 54.5%, as compared with the same period in 2005. The increase includes currency benefits of approximately $1 million. The increase is primarily attributable to Europe, the Middle East and Africa (“EMA”), which increased by $152.7 million due to the continued strength in the oil and gas industry.
     Bookings for the six months ended June 30, 2006 increased by $323.1 million, or 46.0%, as compared with the same period in 2005. The increase includes negative currency effects of approximately $22 million. The increase is primarily attributable to EMA, which increased by $238.5 million, including negative currency effects of approximately $23 million, due to strength in the oil and gas, power and water markets.
     Sales for the three months ended June 30, 2006 increased by $26.8 million, or 7.4%, as compared with the same period in 2005. The increase includes currency benefits of approximately $2 million. The increase is primarily attributable to EMA, which increased by $22.2 million due to the continued strength in the oil and gas industry. The Middle East has contributed the most significant growth to EMA.
     Sales for the six months ended June 30, 2006 increased by $41.9 million, or 6.2%, as compared with the same period in 2005. The increase includes negative currency effects of approximately $10 million. The increase is primarily attributable to EMA, which increased by $19.7 million, including negative currency effects of approximately $11 million. The Middle East has contributed the most significant growth to EMA. North America increased by $20.6 million. The increases in EMA and North America are due to strength in the oil and gas industry.
     Gross profit margin of 28.3% for the three months ended June 30, 2006 increased from 27.5% for the same period in 2005. The increase is primarily attributable to increased sales, which favorably impacts our absorption of fixed costs.
     Gross profit margin of 28.1% for the six months ended June 30, 2006 increased from 26.5% for the same period in 2005. The increase is attributable to increased sales, which favorably impacts our absorption of fixed costs. The improvement is also attributable to a product and services mix that resulted in the aftermarket business increasing from 46.6% of sales for the six months ended June 30, 2006 as compared with 45.9% for the same period in 2005. The aftermarket business consistently provides more favorable gross margins than original equipment sales.
     Operating income for the three months ended June 30, 2006 increased by $9.2 million, or 24.4%, as compared with the same period in 2005. The increase includes currency benefits of less than $1 million. The increase is primarily attributable to the $10.5 million improvement in gross profit.
     Operating income for the six months ended June 30, 2006 increased by $16.0 million, or 28.9%, as compared with the same period in 2005. The increase includes negative currency effects of less than $1 million. The increase is primarily attributable to the $23.0 million improvement in gross profit, partially offset by an increase in SG&A, which is due primarily to an increase in employee-related costs and information technology costs.
     Backlog of $1.0 billion at June 30, 2006 increased by $317.1 million, or 45.1%, as compared with December 31, 2005. The increase includes currency benefits of approximately $42 million. Backlog growth is primarily a result of the growth in bookings. The increase in bookings reflects an increase in orders of engineered products, which naturally have longer lead times, as well as expanded lead times at the request of certain customers.

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

	Three Months Ended June 30,
(Amounts in millions)	2006	2005

Bookings — continuing operations	$273.9	$240.9
Bookings — discontinued operations	—	27.2

Total bookings	273.9	268.1
Sales	252.3	228.9
Gross profit	86.0	74.0
Gross profit margin	34.1%	32.3%
Operating income	29.3	26.2
Operating income as a percentage of sales	11.6%	11.4%

	Six Months Ended June 30,
(Amounts in millions)	2006	2005

Bookings — continuing operations	$541.6	$465.6
Bookings — discontinued operations	—	54.1

Total bookings	541.6	519.7
Sales	470.1	438.4
Gross profit	160.2	143.9
Gross profit margin	34.1%	32.8%
Operating income	53.4	46.2
Operating income as a percentage of sales	11.4%	10.5%
     Total bookings for the three months ended June 30, 2006 increased by $5.8 million, or 2.2%, as compared with the same period in 2005. Currency had a negligible impact on bookings for the quarter. Total bookings for the three months ended June 30, 2005 includes $27.2 million of bookings for GSG, our discontinued operations. Bookings for continuing operations for the three months ended June 30, 2006 increased by $33.0 million, or 13.7%, as compared with the same period in 2005. The increase in bookings is primarily attributable to the process valve market, which realized continued success in the coal degasification business in China, as well as improved delivery performance in the North American oil and gas market. We also experienced increased activity in the control valve QRC and aftermarket businesses, and continued strength in the power business, particularly with Russian district heating.
     Total bookings for the six months ended June 30, 2006 increased by $21.9 million, or 4.2%, as compared with the same period in 2005. The increase includes negative currency effects of approximately $12 million. Total bookings for the six months ended June 30, 2005 includes $54.1 million of bookings for GSG, our discontinued operations. Bookings for continuing operations for the six months ended June 30, 2006 increased by $76.0 million, or 16.3%, as compared with the same period in 2005. The increase in bookings is primarily attributable to the continued strengthening of several of the division’s key end markets, such as oil and gas and coal degasification, as well as increased project sales in all of our markets.
     Sales for the three months ended June 30, 2006 increased by $23.4 million, or 10.2%, as compared with the same period in 2005. The increase includes currency benefits of less than $1 million. The increase is principally a result of stronger performance in all of our primary markets. We realized notable improvements in both the North American and European control valve markets for petroleum products, increased process valve Maintenance/Repairs/Operation activity in the chemical and general industries, and improvements in the parts and service business related to power valves.
     Sales for the six months ended June 30, 2006 increased by $31.7 million, or 7.2%, as compared with the same period in 2006. The increase includes negative currency effects of approximately $8 million. This increase is principally attributable to the aforementioned improved economic conditions in several of our key markets, most notably North American petroleum markets and Asian chemical and general industries.
     Gross profit margin of 34.1% for the three months ended June 30, 2006 increased from 32.3% for the same period in 2005. This increase results from the aforementioned improvement in sales causing an improved absorption of fixed manufacturing cost, strong focus on capturing the aftermarket of our installed base and our successful implementation of various CIP and supply chain initiatives.
     Gross profit margin of 34.1% for the six months ended June 30, 2006 increased from 32.8% for the same period in 2005. The increase in gross profit margin is primarily the result of the aforementioned increase in sales causing an improved absorption of fixed manufacturing cost, as well as the realization of higher margins on control valve projects, and the impact of broad-based price increases implemented in the latter half of 2005.
     Operating income for the three months ended June 30, 2006 increased by $3.1 million, or 11.8%, as compared with the same period in 2005. Currency had a negligible impact on operating income for the period. This increase is driven by the $12.0 million improvement in gross profit, mostly offset by higher SG&A costs primarily associated with bad debt for a single customer, increased headcount and equity incentive compensation and increased sales commissions resulting from increased bookings.
     Operating income for the six months ended June 30, 2006 increased by $7.2 million, or 15.6%, as compared with the same period in 2005. The increase includes negative currency effects of approximately $1 million. This increase is driven by the $16.3 million improvement in gross profit, partially offset by the aforementioned higher SG&A costs primarily associated with bad debt for a single customer, increased headcount and equity incentive compensation and increased sales commissions resulting from increased bookings.
     Backlog of $318.7 million at June 30, 2006 increased by $78.8 million, or 32.8%, as compared with backlog at December 31, 2005. The increase includes currency benefits of approximately $11 million. This increase is attributable to the impact of increased bookings during the first half of 2006, which should yield increased sales in the coming months, as well as expanded lead times at the request of certain customers.
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

	Three Months Ended June 30,
(Amounts in millions)	2006	2005

Bookings	$122.7	$124.2
Sales	125.0	111.9
Gross profit	56.7	49.9
Gross profit margin	45.4%	44.6%
Operating income	27.3	24.2
Operating income as a percentage of sales	21.8%	21.6%

	Six Months Ended June 30,
(Amounts in millions)	2006	2005

Bookings	$250.6	$236.6
Sales	243.2	214.8
Gross profit	108.2	94.4
Gross profit margin	44.5%	43.9%
Operating income	50.6	42.9
Operating income as a percentage of sales	20.8%	20.0%

     Bookings for the three months ended June 30, 2006 decreased by $1.5 million, or 1.2%, as compared with the same period in 2005. The decrease includes currency benefits of less than $1 million. The decrease is due primarily to a $5.3 million decrease in customer bookings, which is attributable to all regions, partially offset by an increase of $3.8 million in intersegment bookings (which are eliminated and are not included in consolidated bookings as disclosed above).
     Bookings for the six months ended June 30, 2006 increased by $14.0 million, or 5.9%, as compared with the same period in 2005. The increase includes negative currency effects of approximately $2 million. The increase is primarily attributable to increased demand from oil and gas and chemical markets, primarily in North America, Latin America and Europe.
     Sales for the three months ended June 30, 2006 increased by $13.1 million, or 11.7%, as compared with the same period in 2005. The increase includes currency benefits of approximately $1 million. Sales for the six months ended June 30, 2006 increased by $28.4 million, or 13.2%, as compared with the same period in 2005. The increase includes negative currency effects of approximately $1 million. The increases are attributable to all regions, and are primarily a result of increased bookings during the first three months of 2006.
     Gross profit margin of 45.4% for the three months ending June 30, 2006, increased from 44.6% for the same period in 2005. Gross profit margin of 44.5% for the six months ending June 30, 2006, increased from 43.9% for the same period in 2005. The increases are attributable to increased sales, which favorably impacts our absorption of fixed costs.
     Operating income for the three months ended June 30, 2006 increased by $3.1 million, or 12.8%, as compared with the same period in 2005. Currency had a negligible impact on operating income for the period. The increase is primarily attributable to the $6.8 million increase in gross profit, partially offset by an increase in marketing, information technology and research and development costs.
     Operating income for the six months ended June 30, 2006 increased by $7.7 million, or 17.9%, as compared with the same period in 2005. Currency had a negligible impact on operating income for the first six months of 2006. The increase is primarily attributable to the $13.8 million increase in gross profit, partially offset by an increase in marketing, information technology and research and development costs.
     Backlog of $71.7 million at June 30, 2006 increased by $10.5 million, or 17.2%, as compared with December 31, 2005. The increase includes currency benefits of approximately $2 million. Backlog growth is primarily a result of the growth in bookings discussed above. Capacity expansions that began during the quarter helped to significantly increase shipments, primarily in North America, and have helped to begin a reduction in backlog. Additional capacity expansion in all regions for the remainder of the year is anticipated to continue in order to support our sales growth and reduce the backlog to prior year levels.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis

	Six Months Ended June 30,
(Amounts in millions)	2006	2005

Net cash flows provided (used) by operating activities	$7.9	$(2.6)
Net cash flows used by investing activities	(28.3)	(19.6)
Net cash flows (used) provided by financing activities	(15.9)	2.2
     Cash generated by operations and borrowings available under our existing revolving credit facility are our primary sources of short-term liquidity. Our cash balance at June 30, 2006 was $58.2 million, as compared with $92.9 million at December 31, 2005.
     Cash flows provided by operating activities during the six months ended June 30, 2006 was $7.9 million, as compared with a use of $2.6 million for the same period in 2005. Net income growth of $33.0 million was offset by an unfavorable working capital impact of $57.1 million. The increase in working capital during the first six months of 2006 was due primarily to increases in inventory and accounts receivable, which corresponds to record demand levels for our products and the increase in business volume and sales activity during the period. We have made no material contributions to our U.S. pension plans during the six months ended June 30, 2006. However, we contributed approximately $36 million to our U.S. pension plans during September 2006.

     During the first half of the year, increases in working capital reduce cash flow. We have historically derived a greater portion of our operating profit during the second half of the year, which is consistent with our customers’ buying patterns. Costs are incurred evenly throughout the year. As a result, our operating cash flows generally increase as the year progresses. Therefore, we do not expect operating cash flows for the six months ended June 30 to be indicative of full year results.
     Cash flows used by investing activities during the six months ended June 30, 2006 were $28.3 million, as compared with $19.6 million for the same period in 2005. Capital expenditures during the six months ended June 30, 2006 were $29.5 million, an increase of $11.6 million as compared with the same period in 2005, which reflects increased spending to support capacity expansion, enterprise resource planning application upgrades and information technology infrastructure.
     Cash flows used by financing activities during the six months ended June 30, 2006 were $15.9 million, as compared with a source of $2.2 million for the same period in 2005. Cash outflows in 2006 were primarily due to net payments on long-term debt.
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
     We have a substantial number of outstanding stock options granted in past years to employees under our stock option plans which have been unexercisable for an extended period due to our non-current filing status of all our required SEC public filings. These outstanding options include options for 809,667 shares held by our former Chairman, President and Chief Executive Officer, C. Scott Greer. Given the significant increase in our share price during the period in which optionees have been unable to exercise their options, it is possible that many holders may want to exercise soon after they are first able to do so. We will reopen our stock option exercise program and allow optionees to exercise their options once we become current with our SEC reporting obligations and have registered with the SEC the common shares to be issued upon exercise of such stock options. We currently expect this to occur in the fourth quarter of 2006. If the holders of a large number of these options promptly exercise following such reopening, there would be some dilutive impact on our earnings per share. We anticipate that a significant number of stock option exercises at one time would positively impact our cash flow, however the impacts on our cash flow and earnings per share are dependent upon share price, the number of shares exercised and strike price of shares exercised.
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
Capital Expenditures
     Capital expenditures were $29.5 million for the six months ended June 30, 2006 compared with $17.9 million for the same period in 2005. Capital expenditures were funded primarily by operating cash flows. Capital expenditures in 2006 are focused on capacity expansion, enterprise resource planning application upgrades (Project STAR: Simplification and Teamwork Accelerates Results), information technology infrastructure and cost reduction opportunities. Capital expenditures in 2005 were focused on new product development, information technology infrastructure and cost reduction opportunities. For the full year 2006, our capital expenditures are expected to be approximately $75 million. Certain of our facilities may face capacity constraints in the foreseeable future, which may lead to higher capital expenditure levels.

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
     Borrowings under our New Credit Facilities bear interest at a rate equal to, at our option, either (1) the base rate (which is based on the greater of the prime rate most recently announced by the administrative agent under our New Credit Facilities or the Federal Funds rate plus 0.50%) or (2) LIBOR plus an applicable margin determined by reference to the ratio of our total debt to consolidated EBITDA, which as of June 30, 2006 was 1.75% for LIBOR borrowings.
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
     We may prepay loans under our New Credit Facilities in whole or in part, without premium or penalty. During the three and six months ended June 30, 2006, we made mandatory repayments of $0 and $10.9 million, respectively, using the net proceeds from the sale of GSG and optional prepayments of $5.0 million and $5.0 million, respectively. In addition we made a mandatory repayment of $0.9 million in July 2006 using excess cash flows. We have no scheduled repayments due in 2006.
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
     In August 2004, we borrowed $85.0 million at a floating interest rate based on 3-month U.S. LIBOR that resets quarterly. As of June 30, 2006, the interest rate was 5.26%. The maturity of the amount drawn is June 15, 2011, but may be repaid at any time without penalty. Concurrent with borrowing the $85.0 million we entered into a derivative contract with a third party financial institution, swapped this principal amount to €70.6 million and fixed the LIBOR portion of the interest rate to a fixed interest rate of 4.19% through the scheduled repayment date. Additional discussion of the derivative is included in Note 4 to our condensed consolidated financial statements, included in this Quarterly Report.
     Additional discussion of our New Credit Facilities, EIB credit facility, including amounts outstanding and applicable interest rates, is included in Note 5 to our condensed consolidated financial statements, included in this Quarterly Report.
     We have entered into interest rate and currency swap agreements to hedge our exposure to cash flows related to the credit facilities discussed above. These agreements are more fully described in Note 4 to our condensed consolidated financial statements, included in this Quarterly Report, and in “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”

Debt Covenants and Other Matters
     Our New Credit Facilities contain covenants requiring us to deliver to lenders leverage and interest coverage financial covenants and our audited annual and unaudited quarterly financial statements. Under the leverage covenant, the maximum permitted leverage ratio steps down beginning with the fourth quarter of 2006, with a further step-down beginning with the fourth quarter of 2007. Under the interest coverage covenant, the minimum required interest coverage ratio steps up beginning with the fourth quarter of 2006, with a further step-up beginning with the fourth quarter of 2007. Compliance with these financial covenants under our New Credit Facilities is tested quarterly, and we have complied with the financial covenants as of June 30, 2006.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     Management’s discussion and analysis are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our more critical accounting policies used in the preparation of the consolidated financial statements were discussed in our 2005 Annual Report. These critical policies, for which no significant changes have occurred in the first six months of 2006, include:
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
     Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our New Credit Facilities, which bear interest based on floating rates. At June 30, 2006, after the effect of interest rate swaps, we have approximately $177.6 million of variable rate debt obligations outstanding with a weighted average interest rate of 7.23%. A hypothetical change of 100-basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by approximately $0.9 million for the six months ended June 30, 2006.
     We are exposed to credit-related losses in the event of non-performance by counterparties to financial instruments including interest rate swaps, but we expect all counterparties will continue to meet their obligations given their creditworthiness. As of June 30, 2006, we had $470.0 million of notional amount in outstanding interest rate swaps with third parties with maturities through June 2011 compared to $160.0 million as of June 30, 2005.
     We employ a foreign currency hedging strategy to minimize potential losses in earnings or cash flows from unfavorable foreign currency exchange rate movements. These strategies also minimize potential gains from favorable exchange rate movements. Foreign currency exposures arise from transactions, including firm commitments and anticipated transactions, denominated in a currency other than an entity’s functional currency and from foreign-denominated revenues and profits translated back into U.S. dollars. Based on a sensitivity analysis at June 30, 2006, a 10% adverse change in the foreign currency exchange rates could impact our results of operations for the six months ended June 30, 2006 by $5.9 million as shown below:

(Amounts in millions)

Swiss franc	$1.6
British pound	0.9
Euro	0.9
Indian rupee	0.6
Canadian dollar	0.4
Singapore dollar	0.4
Mexican peso	0.3
Australian dollar	0.2
Argentina peso	0.1
All other	0.5

Total	$5.9

     Exposures are hedged primarily with foreign currency forward contracts that generally have maturity dates less than one year. Company policy allows foreign currency coverage only for identifiable foreign currency exposures and, therefore, we do not enter into foreign currency contracts for trading purposes where the objective would be to generate profits. As of June 30, 2006, we had a U.S. dollar equivalent of $295.2 million in outstanding forward contracts with third parties compared with $236.0 million at December 31, 2005.
     Generally, we view our investments in foreign subsidiaries from a long-term perspective, and therefore, do not hedge these investments. We use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary.
     We realized gains (losses) associated with foreign currency translation of $17.6 million and $(16.4) million for the three months ended June 30, 2006 and 2005, respectively, and $23.0 million and $(25.1) million for the six months ended June 30, 2006 and 2005, respectively, which are included in other comprehensive income (loss). Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of certain forward contracts are included in our consolidated results of operations. We realized foreign currency gains (losses) of $4.8 million and $(6.7) million for the three months ended June 30, 2006 and 2005, respectively, and $6.8 million and $(9.2) million for the six months ended June 30, 2006 and 2005, respectively, which is included in other income (expense), net in the accompanying consolidated statements of income.

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
     In connection with the preparation of this Quarterly Report, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. In making this evaluation, our management considered the material weaknesses described in our 2005 Annual Report, which was filed with the SEC on June 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2006.
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As more fully described in “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of our 2005 Annual Report, management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2005, which also existed as of June 30, 2006:
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
Changes in Internal Control over Financial Reporting
     There have been no material changes in our internal control over financial reporting during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     We will continue to fully cooperate in both the SEC and the foreign investigations. Both investigations are in progress but, at this point, are incomplete. Accordingly, if the SEC and/or the foreign authorities take enforcement action with regard to these investigations, we may be required to pay fines, consent to injunctions against future conduct or suffer other penalties which could have a material adverse impact our financial condition, results of operations and cash flows.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     As of May 1, 2005, due to the non-current status of our filings with the SEC in accordance with the Securities Exchange Act of 1934, our Registration Statements on Form S-8 were no longer available to cover offers and sales of securities to our employees and other persons. Since that date, the acquisition of interests in our common stock fund under our 401(k) Plan by plan participants may have been subject to the registration requirements of the Securities Act of 1933 or applicable state securities laws and may not have qualified for an available exemption from such requirements. Federal securities laws generally provide for a one-year rescission right for an investor who acquires unregistered securities in a transaction that is subject to registration and for which no exemption was available. As such, an investor successfully asserting a rescission right during the one-year time period has the right to require an issuer to repurchase the securities acquired by the investor at the price paid by the investor for the securities (or if such security has been disposed of, to receive damages with respect to any loss on such disposition), plus interest from the date of acquisition. The remedies and statute of limitations under state securities laws vary and depend upon the state in which the shares were purchased. These rights may apply to affected participants who acquired an interest in our common stock fund in our 401(k) Plan and their affected interest in this plan may involve up to 270,000 shares of our common stock acquired pursuant to the 401(k) Plan during 2005 and an additional 75,000 shares acquired during the three months ended June 30, 2006. Based on our current stock price, we believe that our current potential liability for rescission claims is not material to our financial condition, results of operations or cash flows; however, our potential liability could become material in the future if our stock price were to fall below participants’ acquisition prices for their interest in our common stock fund during the one-year period following the unregistered acquisitions. We are currently exploring various options to limit this potential liability.
     During the second quarter of 2006, we issued an aggregate of 3,900 shares of restricted stock to employees pursuant to the 2004 Stock Compensation Plan. We believe these securities are not subject to registration under the “no sale” principle or were otherwise issued pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

Issuer Purchases of Equity Securities

			Total Number of
			Shares	Maximum Number of
	Total Number	Weighted	Purchased as Part of	Shares That May Yet Be
	of Shares	Average Price	Publicly Announced	Purchased Under the
Period	Purchased (1)	Paid per Share	Plan (2)	Plan (2)
April 1-30, 2006	4,631	$56.31	N/A	N/A
May 1-31, 2006	3,301	53.80	N/A	N/A
June 1-30, 2006	265	49.47	N/A	N/A

Total	8,197	$55.08	N/A	N/A

(1)	Represents 5,425 shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards and 2,772 shares of common stock purchased by a rabbi trust that we established in connection with our director deferral plans pursuant to which non-employee directors may elect to defer directors’ cash compensation to be paid at a later date in the form of common stock.

(2)	Our Board of Directors has approved a program to repurchase up to two million shares of our outstanding common stock; however, such plan will not be implemented until after our planned November filing of our third quarter 2006 Form 10-Q.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.

Item 6. Exhibits.
     Set forth below is a list of exhibits included as part of this Quarterly Report:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Flowserve Corporation, filed as Exhibit 3(i) to the Company’s Current Report on Form 8-K/A, dated August 16, 2006.

3.6	Amended and Restated By-Laws of Flowserve Corporation, as amended, filed as Exhibit 3.9 to Flowserve Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.1	Second Amendment dated as of May 8, 2006 and effective as of May 16, 2006 to that certain Credit Agreement, dated as of August 12, 2005, by and among the Company, the financial institutions from time to time party thereto (collectively, the “Lenders”), and Bank of America, N.A., as Swingline Lender, Administrative Agent and Collateral Agent for the Lenders, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-k, dated May 16, 2006.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWSERVE CORPORATION (Registrant)
Date: September 29, 2006	/s/ Lewis M. Kling
Lewis M. Kling
President and Chief Executive Officer

Date: September 29, 2006	/s/ Mark A. Blinn
Mark A. Blinn
Vice President and Chief Financial Officer

Exhibits Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Flowserve Corporation, filed as Exhibit 3(i) to the Company’s Current Report on Form 8-K/A, dated August 16, 2006.

3.6	Amended and Restated By-Laws of Flowserve Corporation, as amended, filed as Exhibit 3.9 to Flowserve Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.1	Second Amendment dated as of May 8, 2006 and effective as of May 16, 2006 to that certain Credit Agreement, dated as of August 12, 2005, by and among the Company, the financial institutions from time to time party thereto (collectively, the “Lenders”), and Bank of America, N.A., as Swingline Lender, Administrative Agent and Collateral Agent for the Lenders, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-k, dated May 16, 2006.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.