Form 10-Q
period 2006-09-30
FLOWSERVE CORP
filed 2006-11-09
CIK 30625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to .
Commission File No. 1-13179
FLOWSERVE CORPORATION
(Exact name of registrant as specified in its charter)

New York	31-0267900

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5215 N. O’Connor Blvd., Suite 2300, Irving, Texas	75039

(Address of principal executive offices)	(Zip Code)
(972) 443-6500
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
          Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of November 3, 2006, there were 58,140,229 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended September 30,
(Amounts in thousands, except per share data)	2006	2005

Sales	$770,757	$649,485
Cost of sales	522,427	438,269

Gross profit	248,330	211,216
Selling, general and administrative expense	187,926	156,405

Operating income	60,404	54,811
Interest expense	(16,385)	(18,972)
Interest income	1,634	1,335
Loss on early extinguishment of debt	(25)	(27,856)
Other (expense) income, net	(1,810)	365

Earnings before income taxes	43,818	9,683
Provision for income taxes	16,440	4,500

Income from continuing operations	27,378	5,183
Discontinued operations, net of tax	805	(15,133)

Net earnings (loss)	$28,183	$(9,950)

Earnings (loss) per share:
Basic:
Continuing operations	$0.49	$0.09
Discontinued operations	0.02	(0.27)

Net earnings (loss)	$0.51	$(0.18)

Diluted:
Continuing operations	$0.48	$0.08
Discontinued operations	0.02	(0.27)

Net earnings (loss)	$0.50	$(0.19)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,
(Amounts in thousands)	2006	2005

Net earnings (loss)	$28,183	$(9,950)

Other comprehensive (expense) income:
Foreign currency translation adjustments, net of tax	(1,611)	690
Cash flow hedging activity, net of tax	(1,814)	1,178

Other comprehensive (loss) income	(3,425)	1,868

Comprehensive income (loss)	$24,758	$(8,082)

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2006	2005

Sales	$2,177,473	$1,956,767
Cost of sales	1,463,033	1,331,708

Gross profit	714,440	625,059
Selling, general and administrative expense	544,040	488,120

Operating income	170,400	136,939
Interest expense	(48,327)	(58,867)
Interest income	3,786	2,797
Loss on early extinguishment of debt	(205)	(27,744)
Other income (expense), net	3,899	(8,326)

Earnings before income taxes	129,553	44,799
Provision for income taxes	55,212	18,158

Income from continuing operations	74,341	26,641
Discontinued operations, net of tax	805	(22,655)

Net earnings	$75,146	$3,986

Earnings (loss) per share:
Basic:
Continuing operations	$1.33	$0.48
Discontinued operations	0.02	(0.41)

Net earnings	$1.35	$0.07

Diluted:
Continuing operations	$1.29	$0.47
Discontinued operations	0.02	(0.40)

Net earnings	$1.31	$0.07

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Nine Months Ended September 30,
(Amounts in thousands)	2006	2005

Net earnings	$75,146	$3,986

Other comprehensive income (expense):
Foreign currency translation adjustments, net of tax	21,351	(24,457)
Cash flow hedging activity, net of tax	546	1,996

Other comprehensive income (loss)	21,897	(22,461)

Comprehensive income (loss)	$97,043	$(18,475)

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Amounts in thousands, except per share data)	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$48,737	$92,864
Restricted cash	3,680	3,628
Accounts receivable, net of allowance for doubtful accounts of $14,848 and $14,271, respectively	519,063	472,946
Inventories, net	489,735	378,324
Deferred taxes	113,088	113,957
Prepaid expenses and other	36,274	26,034

Total current assets	1,210,577	1,087,753
Property, plant and equipment, net of accumulated depreciation of $496,331 and $444,701, respectively	418,969	397,622
Goodwill	845,777	834,863
Deferred taxes	34,069	34,261
Other intangible assets, net	143,988	146,251
Other assets, net	93,940	91,342

Total assets	$2,747,320	$2,592,092

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$339,106	$316,713
Accrued liabilities	393,518	377,352
Debt due within one year	11,039	12,367
Deferred taxes	5,488	5,044

Total current liabilities	749,151	711,476
Long-term debt due after one year	643,525	652,769
Retirement obligations and other liabilities	406,489	396,013
Shareholders’ equity:
Series A preferred stock, none at September 30, 2006; $1.00 par value, 1,000 shares authorized, no shares issued at December 31, 2005	—	—
Common shares, $1.25 par value	72,018	72,018
Shares authorized — 120,000
Shares issued — 57,614
Capital in excess of par value	490,053	477,201
Retained earnings	521,309	446,163

	1,083,380	995,382
Treasury shares, at cost — 1,355 and 1,640 shares, respectively	(33,125)	(37,547)
Deferred compensation obligation	6,660	4,656
Accumulated other comprehensive loss	(108,760)	(130,657)

Total shareholders’ equity	948,155	831,834

Total liabilities and shareholders’ equity	$2,747,320	$2,592,092

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Amounts in thousands)	2006	2005

Cash flows — Operating activities:
Net earnings	$75,146	$3,986
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	44,598	45,694
Amortization	8,041	7,651
Amortization of deferred loan costs and discount	1,445	3,006
Write-off of unamortized deferred loan costs and discount	—	11,307
Loss on early extinguishment of debt	—	16,437
Net (gain) loss on the disposition of assets	(122)	801
Excess tax benefits from stock-based payment arrangements	(1,177)	—
Equity based compensation expense	19,941	11,405
Equity income in unconsolidated subsidiaries, net of dividends received	(3,868)	(5,143)
Impairment of long-lived assets	—	23,602
Change in assets and liabilities:
Accounts receivable, net	(28,489)	12,844
Inventories, net	(95,138)	(38,815)
Prepaid expenses and other	(7,268)	(13,578)
Other assets, net	(6,602)	2,582
Accounts payable	6,399	2,976
Accrued liabilities and income taxes payable	2,601	3,658
Retirement obligations and other liabilities	(2,489)	(34,711)
Net deferred taxes	1,402	(33,780)

Net cash flows provided by operating activities	14,420	19,922

Cash flows — Investing activities:
Capital expenditures	(43,520)	(25,522)
Change in restricted cash	(52)	(2,159)

Net cash flows used by investing activities	(43,572)	(27,681)

Cash flows — Financing activities:
Net repayments under other financing arrangements	—	(3,989)
Payments on long-term debt	(16,897)	—
Proceeds from issuance of long-term debt	—	600,000
Payment of deferred loan costs	—	(9,322)
Proceeds from stock option activity	—	1,111
Excess tax benefits from stock-based payment arrangements	1,177	—
Repurchase of term loans and senior subordinated notes (includes premiums paid of $16.5 million)	—	(607,043)

Net cash flows used by financing activities	(15,720)	(19,243)
Effect of exchange rate changes on cash	745	(1,523)

Net change in cash and cash equivalents	(44,127)	(28,525)
Cash and cash equivalents at beginning of year	92,864	63,759

Cash and cash equivalents at end of period	$48,737	$35,234

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Accounting Policies
Basis of Presentation
     The accompanying condensed consolidated balance sheet as of September 30, 2006, and the related condensed consolidated statements of income and comprehensive income (loss) for the three and nine months ended September 30, 2006 and 2005, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005, are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements have been made.
     The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 (“Quarterly Report”) are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2005 presented in our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Annual Report”), which was filed on June 30, 2006.
     Certain reclassifications have been made to prior period amounts to conform with the current period presentation.
Stock-Based Compensation
     Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share—Based Payment,” using the modified prospective application method, and therefore, have not restated results for prior periods. Under this method, stock-based compensation expense for the periods presented include compensation expense for all stock-based compensation awards granted prior to, but not yet vested at the date of adoption, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Stock-based compensation expense for all stock-based compensation awards granted after the date of adoption is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).
     In conjunction with the adoption of SFAS No. 123(R), we selected the alternative transition method to determine the net excess tax benefits that would have qualified as such as of January 1, 2006. See Note 3 for further discussion on stock-based compensation.
Other Accounting Policies
     Other significant accounting policies, for which no significant changes have occurred in the quarter ended September 30, 2006, are detailed in Note 1 of our 2005 Annual Report.
Accounting Developments
     Pronouncements Implemented
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R). We adopted SFAS No. 123(R) on January 1, 2006 utilizing the modified prospective application method. See Note 3 for additional information regarding the adoption of SFAS No. 123(R).
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4 and seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials by requiring those items to be recognized as current period charges. Additionally, SFAS No. 151 requires that fixed production overheads be allocated to conversion costs based on the normal capacity of the production facilities. Our adoption of SFAS No. 151 in the first quarter of 2006 did not have a material impact on our consolidated financial condition or results of operation.

     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 establishes new standards on accounting for changes in accounting principles. All such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 replaces Accounting Principles Board Opinion (“APB”) No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Periods.” However, it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity and the correction of errors. Our adoption of SFAS No. 154 in the first quarter of 2006 had no impact on our consolidated financial condition or results of operations.
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
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of Statement No. 140.” SFAS No. 156 clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability, requires that a separately recognized servicing asset or servicing liability be initially measured at fair value and permits an entity with a separately recognized servicing asset or servicing liability to choose either the amortization method or fair value method for subsequent measurement. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS No. 156 to have a material impact on our consolidated financial condition and results of operations.
     In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF No. 06-03 requires that the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to APB No. 22, “Disclosure of Accounting Policies.” In addition, if any of such taxes are reported on a gross basis, a company should disclose, on an aggregated basis, the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF Issue No. 06-03 is effective for interim and annual reporting periods beginning after December 31, 2006. We are still evaluating the impact of EITF Issue No. 06-03 on our consolidated financial condition and results of operations.
     In July 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with FIN No. 48 is a two-step process. The first step is a recognition process whereby the enterprise determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. We are still evaluating the impact of FIN No. 48 on our consolidated financial condition and results of operations.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value under accounting principles generally accepted in the United States (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements; however, it does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are still evaluating the impact of SFAS No. 157 on our consolidated financial condition and results of operations.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. SFAS No. 158 amends SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employer’s Accounting for Postretirement Benefits other than Pensions,” SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” and other related accounting literature. SFAS No. 158 requires expanded disclosures about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits and transition asset or obligation. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. We are still evaluating the impact of SFAS No. 158 on our consolidated financial condition and results of operations.
     Although there are no other final pronouncements recently issued that we have not adopted and that we expect to impact reported financial information or disclosures, accounting promulgating bodies have a number of pending projects that may directly impact us. We continue to evaluate the status of these projects and as these projects become final, we will provide disclosures regarding the likelihood and magnitude of their impact, if any.
2. Discontinued Operations
     General Services Group — During the first quarter of 2005 we made a definitive decision to divest certain non-core service operations, collectively called the General Services Group (“GSG”), and accordingly, evaluated impairment pursuant to a held for sale concept as opposed to the previously held and used concept. As part of our decision to sell, we allocated $12.3 million of goodwill to GSG based on its relative fair value to the total reporting unit’s estimated fair value. We recognized impairment charges aggregating $30.1 million during 2005 relating to GSG as the number of potential buyers diminished to one purchaser during the bidding process, and the business underperformed during the year due in part to the pending sale. Of the $30.1 million impairment, $17.6 million and $23.5 million were recorded during the three and nine months ended September 30, 2005, respectively.
     Effective December 31, 2005, we sold GSG to Furmanite, a unit of Dallas-based Xanser Corporation for a contingent sales price of approximately $16 million in gross cash proceeds, including $2 million held in escrow pending final settlement. The ultimate purchase price will be based upon the agreed-upon value between Furmanite and us. In determining the working capital value, the parties may jointly seek independent arbitration. Utilizing the approximate $16 million contingent sales price, the sale resulted in a pre-tax loss of $3.8 million, which we recognized in the fourth quarter of 2005. On November 3, 2006 an independent arbitrator issued a binding decision with respect to the valuation of inventory reserves that resolved one element of the contingent sales price. Accordingly, Flowserve decreased the overall loss on sale by recording additional income from discontinued operations amounting to $0.8 million ($1.1 million pre-tax) in the third quarter of 2006. The ultimate purchase price of GSG remains under negotiation, and is expected to be resolved and paid in the fourth quarter of 2006. The outcome of working capital values under negotiation, to the extent that the agreed upon price differs from the contingent sales price, will result in a change to the previously recognized loss on sale, and will be recorded in the period of resolution.
     We used approximately $11 million of the net cash proceeds to reduce our indebtedness in January 2006. We expect to repay debt with a portion of the additional proceeds collected pursuant to this sale transaction upon receipt of the final settlement. We have allocated estimated interest expense related to this repayment to each period presented based upon then prevailing interest rates. As a result of this sale, we have presented the results of operations of GSG as discontinued operations for all periods presented.
     GSG generated the following results of operations for the three months ended September 30, 2005 (in millions):

Sales	$21.6
Cost of sales	20.0
Selling, general and administrative expense	22.3
Interest expense	0.2

Earnings before income taxes	(20.9)
Income tax benefit	(5.8)

Results for discontinued operations, net of tax	$(15.1)

     GSG generated the following results of operations for the nine months ended September 30, 2005 (in millions):

Sales	$76.3
Cost of sales	63.6
Selling, general and administrative expense	42.4
Interest expense	0.6
Other income, net	(0.1)

Earnings before income taxes	(30.4)
Income tax benefit	(7.7)

Results for discontinued operations, net of tax	$(22.7)

3. Stock-Based Compensation Plans
     We adopted SFAS No. 123(R) on January 1, 2006. Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method as set forth in APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations as permitted by SFAS No. 123. Accordingly, we recognized compensation expense for restricted stock and other equity awards over the applicable vesting period; however, we did not recognize compensation expense for stock options for the three or nine months ended September 30, 2005, because the options were granted at market value on the date of grant.
     The following tables illustrate the effect of stock-based compensation on net earnings and earnings per share for the three and nine months ended September 30, 2005 if we had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation, calculated using the Black-Scholes option-pricing model.

Three Months Ended
(Amounts in thousands, except per share data)	September 30, 2005

Net loss, as reported	$(9,950)
Restricted stock compensation expense included in net loss, net of tax	4,644
Less: Stock-based employee compensation expense determined under fair value method for all awards, net of tax	(5,297)

Pro forma net loss	$(10,603)

Net loss per share — basic:
As reported	$(0.18)
Pro forma	(0.19)
Net loss per share — diluted:
As reported	$(0.19)
Pro forma	(0.19)

Nine Months Ended
(Amounts in thousands, except per share amounts)	September 30, 2005

Net earnings, as reported	$3,986
Restricted stock compensation expense included in net earnings, net of tax	7,069
Less: Stock-based employee compensation expense determined under fair value method for all awards, net of tax	(9,017)

Pro forma net earnings	$2,038

Net earnings per share — basic:
As reported	$0.07
Pro forma	0.04
Net earnings per share — diluted:
As reported	$0.07
Pro forma	0.04
     We adopted SFAS No. 123(R) under the modified prospective application method. Under this method, we recorded stock-based compensation expense of $7.7 million ($10.6 million pre-tax) and $14.4 million ($19.9 million pre-tax) for the three and nine months ended September 30, 2006, respectively, for all awards granted on or after the date of adoption and for the unvested portion of previously granted awards at January 1, 2006, and includes the $5.6 million charge discussed in “Modifications” below. Accordingly, prior period amounts have not been retrospectively adjusted. In accordance with SFAS No. 123(R), we adjust share-based compensation at least annually for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. Currently, our stock-based compensation relates to stock options, restricted stock and other equity-based awards. It is our policy to set the exercise price of stock options at the closing price of our common stock on the New York Stock Exchange on the date of grant, which is the date such grants are authorized by our Board of Directors. Options granted to officers, other employees and directors allow for the purchase of common shares at or above the fair market value of our stock on the date the options are granted, although no options have been granted above fair market value. Options are expensed using the grading vesting model, whereby we recognize compensation cost over the requisite service period for each separately vesting tranche of the award. Generally, options become exercisable over a staggered period ranging from one to five years (most typically from one to three years). Options generally expire ten years from the date of the grant or within a short period of time following the termination of employment or cessation of services by an option holder; however, as described in greater detail under “Modifications” below, the expiration provisions relating to certain outstanding option awards have been modified.
     Stock Options — Information related to stock options issued to officers, other employees and directors under all plans is presented in the following table:

	Nine Months Ended September 30, 2006
			Remaining
		Weighted Average	Contractual Life (in	Aggregate Intrinsic
	Shares	Exercise Price	years)	Value (in millions)

Number of shares under option:
Outstanding — beginning of year	2,966,326	$23.00
Granted	286,850	49.54
Exercised	—	—
Cancelled	(6,923)	33.73
Modified (1)	89,404	24.55

Outstanding — end of period	3,335,657	$25.31	3.8	$84.4

Exercisable — end of period	2,644,383	$22.25	2.5	$58.8

(1)	Options expiring in 2005 that had their expiration dates extended contingent upon shareholder approval, which was obtained on August 24, 2006, as discussed below in “Modifications.”

     The weighted average fair value per share of options granted was $26.71 and $15.66 for the three months ended September 30, 2006 and 2005, respectively, and $24.90 and $14.30 for the nine months ended September 30, 2006 and 2005, respectively. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The “fair value” for these options at the date of grant was estimated using the Black-Scholes option pricing model.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the assumptions noted in the following table. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Our dividend yield is zero because we have not historically declared dividends. Stock volatility is determined based on historical price fluctuations of our stock. The expected life of the stock options granted is based on a 10-year history of the timing of stock option exercises. The forfeiture rate is based on unvested options forfeited compared to original total options granted over a rolling 10-year period, excluding significant forfeiture events that are not expected to recur.

	Nine Months Ended September 30,
	2006	2005
Risk-free interest rate	4.6%	4.6%
Dividend yield	—	—
Stock volatility	41.8%	43.5%
Average expected life (years)	6.6	6.7
Forfeiture rate	10.0%	9.5%
     As of September 30, 2006, we have $6.9 million of unrecognized compensation cost related to outstanding unvested stock option awards, which is expected to be recognized over a weighted-average period of approximately 1.8 years. The total intrinsic value of stock options exercised during the three months ended both September 30, 2006 and 2005 was $0. The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 and 2005 was $0 and $0.3 million, respectively.
     Incremental stock-based compensation expense related solely to stock options recognized for the three and nine months ended September 30, 2006 as a result of adoption of SFAS No. 123(R) was as follows:

Three Months Ended
(Amounts in thousands, except per share data)	September 30, 2006

Stock-based compensation expense, before taxes (1)	$1,680
Related income tax benefit	(105)

Stock-based compensation expense, net of tax	$1,575

(1)	Excludes the $5.6 million modification charge recorded in August 2006 as discussed below in “Modifications” since the charge we would have recognized in accordance with FIN No. 44, “Accounting for Certain Transactions involving Stock Compensation—an interpretation of APB Opinion No. 25,” would have approximated the charge recognized in accordance with SFAS No. 123(R).

Earnings per share — basic:	$0.03
Earnings per share — diluted:	0.02

Nine Months Ended
(Amounts in thousands, except per share data)	September 30, 2006

Stock-based compensation expense, before taxes (1)	$5,227
Related income tax benefit	(971)

Stock-based compensation expense, net of tax	$4,256

Earnings per share — basic:	$0.08
Earnings per share — diluted:	0.07

(1)	Excludes the $5.6 million modification charge recorded in August 2006 as discussed below in “Modifications” since the charge we would have recognized in accordance with FIN No. 44, “Accounting for Certain Transactions involving Stock Compensation—an interpretation of APB Opinion No. 25,” would have approximated the charge recognized in accordance with SFAS No. 123(R).
     Restricted Stock — Awards of restricted stock are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted stock. We have unearned compensation of $17.8 million and $9.1 million at September 30, 2006 and December 31, 2005, respectively, which is expected to be recognized over a weighted-average period of approximately 1.8 years. These amounts will be recognized into net earnings in prospective periods as the awards vest.
     Stock-based compensation expense related to restricted stock recognized was $2.4 million ($3.3 million pre-tax) and $6.4 million ($9.1 million pre-tax) for the three and nine months ended September 30, 2006, respectively. Stock-based compensation expense related to restricted stock recognized was $1.3 million ($1.9 million pre-tax) and $3.6 million ($5.2 million pre-tax) for the three and nine months ended September 30, 2005, respectively.
     The following tables summarize information regarding the restricted stock plans:

	Nine Months Ended September 30, 2006
		Weighted Average
		Grant-Date Fair
	Shares	Value
Number of unvested shares:
Outstanding — beginning of year	583,455	$25.65
Granted	371,370	48.51
Vested	(149,312)	24.09
Cancelled	(21,241)	31.34

Unvested restricted stock	784,272	$36.62

     Modifications — During 2005, we made a number of modifications to our stock plans, including the acceleration of vesting of certain restricted stock grants and outstanding options, as well as the extension of the exercise period associated with certain outstanding options. These modifications resulted from severance agreements with former executives and from our decision to temporarily suspend option exercises. As a result of the modifications primarily associated with the severance agreements with former executives, we recorded additional stock-based compensation expense in 2005 of $7.2 million based upon the intrinsic values of the awards on the dates the modifications were made, of which $0 and $6.2 million was recorded during the three and nine months ended September 30, 2005, respectively.
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
(i)	the regular term of options otherwise expiring in 2005 will expire 30 days after the options first become exercisable when our Securities and Exchange Commission (“SEC”) filings have become current and an effective SEC Form S-8 Registration Statement has been filed with the SEC, and
(ii)	the regular term of options otherwise expiring in 2006 will expire on the later of:
(1)	75 days after the regular term of the option as originally granted expires, or
(2)	December 31, 2006 (assuming the options become exercisable in 2006 for the reasons included in (i) above).
     These extensions were subject to shareholder approval of applicable plan amendments, which was obtained at our annual shareholders’ meeting held on August 24, 2006. The approval of such plan amendments is considered a stock modification for financial reporting purposes subject to the recognition of a non-cash compensation charge in accordance with SFAS No. 123(R), and we recorded a charge of $5.6 million in the third quarter of 2006.
     The earlier extension actions also extended the option exercise period available following separation from employment for reasons of death, disability and termination not for cause or certain voluntary separations. These separate extensions were partially rescinded at the December 14, 2005, meeting of the Organization and Compensation Committee of the Board of Directors, and as so revised are currently effective and not subject to shareholder approval. The exercise period available following such employment separations has been extended to the later of (i) 30 days after the options first became exercisable when our SEC filings have become current and an effective SEC Form S-8 Registration Statement has been filed with the SEC, or (ii) the period available for exercise following separation from employment under the terms of the option as originally granted. This extension was considered for financial reporting purposes as a stock modification subject to the recognition of a non-cash compensation charge in accordance with APB No. 25, of $1.0 million in 2005, none of which was recorded in the nine months ended September 30, 2005. The extension of the exercise period following separation from employment does not apply to option exercise periods governed by an individual separation contract or agreement.
4. Derivative Instruments and Hedges
     We enter into forward exchange contracts to hedge our risk associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction. Our risk management and derivatives policy specifies the conditions in which we enter into derivative contracts. As of September 30, 2006, we had $326.5 million of notional amount in outstanding contracts with third parties. As of September 30, 2006, the maximum length of any forward contract in place was 20 months.
     The fair market value adjustments of certain of our forward contracts are recognized directly in our results of operations. The fair value of these outstanding forward contracts at September 30, 2006 was a net asset of $0.5 million and a net liability of $2.3 million at December 31, 2005. Unrealized gains (losses) from the changes in the fair value of these forward contracts of $(3.5) million and $0.2 million for the three months ended September 30, 2006 and 2005, respectively, and $2.9 million and $(5.8) million for the nine months ended September 30, 2006 and 2005, respectively, are included in other income (expense), net in the consolidated statements of income. The fair value of certain outstanding forward contracts that qualify for hedge accounting at September 30, 2006 was a net asset of $0.1 million and a net liability of $7,000 at December 31, 2005. Unrealized gains (losses) from the changes in the fair value of qualifying forward contracts and the associated underlying exposures of $(27,000) and $0.3 million, net of tax, for the three months ended September 30, 2006 and 2005, respectively, and $0.2 million, net of tax, for the nine months ended both September 30, 2006 and 2005, are included in other comprehensive income (loss).
     Also as part of our risk management program, we enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. As of September 30, 2006, we had $385.0 million of notional amount in outstanding interest rate swaps with third parties. As of September 30, 2006, the maximum remaining length of any interest rate contract in place was approximately 27 months. The fair value of the interest rate swap agreements was a net asset of $1.5 million and $0.9 million at September 30, 2006 and December 31, 2005, respectively. Unrealized gains (losses) from the changes in fair value of our interest rate swap agreements, net of reclassifications, of $(1.8) million and $1.3 million, net of tax, for the three months ended September 30, 2006 and 2005, respectively, and $0.4 million and $2.2 million, net of tax, for the nine months ended September 30, 2006 and 2005, respectively, are included in other comprehensive income (loss).

     During the third quarter of 2004, we entered into a compound derivative contract to hedge exposure to both currency translation and interest rate risks associated with our European Investment Bank (“EIB”) loan. The notional amount of the derivative was $85.0 million, and it served to convert floating rate interest rate risk to a fixed rate, as well as United States (“U.S.”) dollar currency risk to Euros. The derivative matures in 2011. At September 30, 2006 and December 31, 2005, the fair value of this derivative was a net liability of $6.3 million and $2.8 million, respectively. This derivative did not qualify for hedge accounting. The unrealized gain (loss) on the derivative, offset with the foreign currency translation effect on the underlying loan aggregates to $(0.8) million and $1.0 million for the three months ended September 30, 2006 and 2005, respectively, and $2.8 million and $(1.7) million for the nine months ended September 30, 2006 and 2005, respectively, and is included in other income (expense), net in the consolidated statements of income.
     We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under forward contracts and interest rate swap agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.
5. Debt
     Debt, including capital lease obligations, consisted of:

	September 30,	December 31,
(Amounts in thousands)	2006	2005

Term Loan, interest rate of 7.13% in 2006 and 6.36% in 2005	$561,765	$578,500
EIB loan, interest rate of 5.32% in 2006 and 4.42% in 2005	85,000	85,000
Capital lease obligations and other	7,799	1,636

Debt and capital lease obligations	654,564	665,136
Less amounts due within one year	11,039	12,367

Total debt due after one year	$643,525	$652,769

New Credit Facilities
     On August 12, 2005, we entered into credit facilities comprised of a $600.0 million term loan expiring on August 10, 2012 and a $400.0 million revolving line of credit, which can be utilized to provide up to $300.0 million in letters of credit, expiring on August 12, 2010. We refer to these credit facilities collectively as our New Credit Facilities. We also replaced the letter of credit agreement guaranteeing our obligations under the EIB credit facility (described below) with a letter of credit issued under the new revolving line of credit. At September 30, 2006 and December 31, 2005, we had no amounts outstanding under the revolving line of credit. We had outstanding letters of credit of $165.8 million at both September 30, 2006 and December 31, 2005, which reduced borrowing capacity to $234.2 million at both periods.
     Borrowings under our New Credit Facilities bear interest at a rate equal to, at our option, either (1) the base rate (which is based on the greater of the prime rate most recently announced by the administrative agent under our New Credit Facilities or the Federal Funds rate plus 0.50%) or (2) LIBOR plus an applicable margin determined by reference to the ratio of our total debt to consolidated EBITDA, which as of September 30, 2006 was 1.75% for LIBOR borrowings.
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

     We may prepay loans under our New Credit Facilities in whole or in part, without premium or penalty. During the three and nine months ended September 30, 2006, we made mandatory repayments of $0.9 million and $11.7 million, respectively, using excess cash flows and the net proceeds from the sale of GSG, and optional prepayments of $0 and $5.0 million, respectively. We have no scheduled repayments due in 2006, under our New Credit Facilities.
EIB Credit Facility
     On April 14, 2004, we and one of our European subsidiaries, Flowserve B.V., entered into an agreement with EIB, pursuant to which EIB agreed to loan us up to €70.0 million, with the ability to draw funds in multiple currencies, to finance in part specified research and development projects undertaken by us in Europe. Borrowings under the EIB credit facility bear interest at a fixed or floating rate of interest agreed to by us and EIB with respect to each borrowing under the facility. Loans under the EIB credit facility are subject to mandatory repayment, at EIB’s discretion, upon the occurrence of certain events, including a change of control or prepayment of certain other indebtedness. In addition, the EIB credit facility contains covenants that, among other things, limit our ability to dispose of assets related to the financed project and require us to deliver to EIB our audited annual financial statements within 30 days of publication. In August 2004, we borrowed $85.0 million at a floating interest rate based on 3-month U.S. LIBOR that resets quarterly. As of September 30, 2006, the interest rate was 5.32%. The maturity of the amount drawn is June 15, 2011, but may be repaid at any time without penalty. Our obligations under the EIB credit facility are guaranteed by a letter of credit outstanding under our New Credit Facilities, which costs 1.75% per annum.
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
6. Inventories
     Inventories are stated at lower of cost or market. Cost is determined for principally all U.S. inventories by the last-in, first-out method and for non-U.S. inventories by the first-in, first-out method. Inventories, net consisted of the following:

	September 30,	December 31,
(Amounts in thousands)	2006	2005

Raw materials	$139,543	$114,636
Work in process	313,843	195,585
Finished goods	255,773	219,610
Less: Progress billings	(112,939)	(54,511)
Less: Excess and obsolete reserve	(60,357)	(57,106)

	535,863	418,214
LIFO reserve	(46,128)	(39,890)

Inventories, net	$489,735	$378,324

Percent of inventory accounted for by:
LIFO	42%	47%
FIFO	58%	53%

7. Earnings Per Share
     Basic and diluted earnings per weighted average share outstanding were calculated as follows:

	Three Months Ended September 30,
(Amounts in thousands, except per share amounts)	2006	2005

Income from continuing operations	$27,378	$5,183

Net earnings (loss)	$28,183	$(9,950)

Denominator for basic earnings per share — weighted average shares	55,701	55,139
Effect of potentially dilutive securities	1,411	1,346

Denominator for diluted earnings per share — weighted average shares	57,112	56,485

Net earnings (loss) per share:
Basic:
Continuing operations	$0.49	$0.09
Net earnings (loss)	0.51	(0.18)
Diluted:
Continuing operations	$0.48	$0.08
Net earnings (loss) per share:	0.50	(0.19)

	Nine Months Ended September 30,
(Amounts in thousands, except per share amounts)	2006	2005

Income from continuing operations	$74,341	$26,641

Net earnings	$75,146	$3,986

Denominator for basic earnings per share — weighted average shares	55,623	55,439
Effect of potentially dilutive securities	1,377	1,131

Denominator for diluted earnings per share — weighted average shares	57,000	56,570

Net earnings per share:
Basic:
Continuing operations	$1.33	$0.48
Net earnings	1.35	0.07
Diluted:
Continuing operations	$1.29	$0.47
Net earnings	1.31	0.07
     Options outstanding with an exercise price greater than the average market price of the common stock were not included in the computation of diluted earnings per share. For the three months ended September 30, 2006 and 2005, we had 49,500 and 69,680 options to purchase common stock that were excluded from the computations of potentially dilutive securities. For the nine months ended September 30, 2006 and 2005, we had 49,500 and 538,206 options to purchase common stock that were excluded from the computations of potentially dilutive securities.
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
     During the quarter ended September 30, 2003, related lawsuits were filed in federal court in the Northern District of Texas (the “Court”), alleging that we violated federal securities laws. Since the filing of these cases, which have been consolidated, the lead plaintiff has amended its complaint several times. The lead plaintiff’s current pleading is the fifth consolidated amended complaint (the “Complaint”). The Complaint alleges that federal securities violations occurred between February 6, 2001 and September 27, 2002 and names as defendants our company, C. Scott Greer, our former Chairman, President and Chief Executive Officer, Renée J. Hornbaker, our former Vice President and Chief Financial Officer, PricewaterhouseCoopers LLP, our independent registered public accounting firm, and Banc of America Securities LLC and Credit Suisse First Boston LLC, which served as underwriters for our two public stock offerings during the relevant period. The Complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, and Sections 11 and 15 of the Securities Act of 1933. The lead plaintiff seeks unspecified compensatory damages, forfeiture by Mr. Greer and Ms. Hornbaker of unspecified incentive-based or equity-based compensation and profits from any stock sales, and recovery of costs. On November 22, 2005, the Court entered an order denying the defendants’ motions to dismiss the Complaint. The case is currently set for trial on October 1, 2007. We continue to believe that the lawsuit is without merit and are vigorously defending the case.
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
     On March 14, 2006, a shareholder derivative lawsuit was filed purportedly on our behalf in federal court in the Northern District of Texas. The lawsuit names as defendants Mr. Greer, Ms. Hornbaker, and current board members Mr. Coble, Mr. Haymaker, Jr., Lewis M. Kling, Mr. Rusnack, Mr. Johnston, Mr. Rampacek, Mr. Sheehan, Ms. Harris, Mr. Rollans and Mr. Bartlett. We are named as a nominal defendant. Based primarily on certain of the purported misstatements alleged in the above-described federal securities case, the plaintiff asserts claims against the defendants for breaches of fiduciary duty. The plaintiff alleges that the purported breaches of fiduciary duty occurred between 2000 and 2004. The plaintiff seeks on our behalf an unspecified amount of damages, disgorgement by Mr. Greer and Ms. Hornbaker of salaries, bonuses, restricted stock and stock options and recovery of attorneys’ fees and costs. We strongly believe that the suit was improperly filed and have filed a motion seeking dismissal of the case.
     As of May 1, 2005, due to the non-current status of our filings with the SEC in accordance with the Securities Exchange Act of 1934, our Registration Statements on Form S-8 were no longer available to cover offers and sales of securities to our employees and other persons. Since that date, the acquisition of interests in our common stock fund under our Flowserve Corporation Retirement Savings Plan (“401(k) Plan”) by plan participants did not comply with the registration requirements of the Securities Act of 1933 or applicable state securities laws and may not have qualified for an available exemption from such requirements. Federal securities laws generally provide for a one-year rescission right for an investor who acquires unregistered securities in a transaction that is subject to registration and for which no exemption was available. As such, an investor successfully asserting a rescission right during the one-year time period has the right to require an issuer to repurchase the securities acquired by the investor at the price paid by the investor for the securities (or if such security has been disposed of, to receive damages with respect to any loss on such disposition), plus interest from the date of acquisition. The remedies and statute of limitations under state securities laws vary and depend upon the state in which the shares were purchased. These rights may apply to affected participants who acquired an interest in our common stock fund in our 401(k) Plan during this period. Based on our current stock price, we believe that our current potential liability for rescission claims is not material to our consolidated financial condition, results of operations or cash flows; however, our potential liability could become material in the future if our stock price were to fall significantly below prices at which participants acquired their interest in our common stock fund during the one-year period following such unregistered acquisitions.

     On February 7, 2006, we received a subpoena from the SEC regarding goods and services that certain of our foreign subsidiaries delivered to Iraq from 1996 through 2003 during the United Nations Oil-for-Food program. This investigation includes a review of whether any inappropriate payments were made to Iraqi officials in violation of the Foreign Corrupt Practices Act. The investigation includes periods prior to, as well as subsequent to our acquisition of the foreign operations involved in the investigation. We may be subject to liabilities if violations are found regardless of whether they relate to periods before or subsequent to our acquisition. In addition, one of our foreign subsidiary’s operations is cooperating with a foreign governmental investigation of that site’s involvement in the United Nations Oil-for-Food program. This cooperation has included responding to an investigative trip by foreign authorities to the foreign subsidiary’s site, providing relevant documentation to these authorities and answering their questions. We are unable to predict how or if the foreign authorities will pursue this matter in the future. We believe that both the SEC and foreign authorities are investigating other companies from their actions arising from the United Nations Oil-for-Food program. We also understand that the U.S. Department of Justice is conducting its own investigation of the same events underlying the SEC inquiry. We are in the process of reviewing and responding to the SEC subpoena and assessing the implications of the foreign investigation, including the continuation of a thorough internal investigation. Our investigation remains ongoing. The investigation has included and will include a detailed review of contracts with the Iraqi government during the period in question and certain payments associated therewith, as well as other documents and information that might relate to Oil-for-Food transactions. Additionally, we have and will continue to conduct interviews with employees with knowledge of the contracts and payments in question. While we have made substantial progress in our internal investigation, we are still unable to make any definitive determination whether any inappropriate payments were made and accordingly are unable to predict the ultimate outcome of this matter. We will continue to fully cooperate in both the SEC and the foreign investigations. Both investigations are in progress but, at this point, are incomplete. Accordingly, if the SEC and/or the foreign authorities take enforcement action with regard to these investigations, we may be required to pay fines, take remedial compliance measures, further improve our existing compliance program, consent to injunctions against future conduct or suffer other penalties which could potentially materially impact our business financial statements and cash flows.
     In March 2006, we initiated a process to determine our compliance posture with respect to U.S. export control laws and regulations. Upon initial investigation, it appears that some product transactions and technology transfers may not technically have been in compliance with U.S. export control laws and regulations and require further review. With assistance from outside counsel, we are currently involved in a systematic process to conduct further review, which we believe will take about 12 months to complete given the complexity of the export laws and the comprehensive scope of our investigation. We recently completed detailed audits with outside counsel of our compliance status over a five-year period at three U.S. plant sites. Any potential violations of U.S. export control laws and regulations that are identified may result in civil or criminal penalties, including fines and/or other penalties. Because our review into this issue is ongoing, we are currently unable to determine the full extent of potential violations or the nature or amount of potential penalties to which we might be subject to in the future. Given that the resolution of this matter is uncertain at this time, we are not able to reasonably estimate the maximum amount of liability that could result from final resolution of this matter. We cannot currently predict whether the ultimate resolution of this matter will have a material adverse effect on our business, including our ability to do business outside the U.S., or on our consolidated financial condition.
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
9. Retirement and Postretirement Benefits
     Components of the net periodic cost for the three months ended September 30, 2006 and 2005 were as follows:

	U.S.		Non-U.S.		Postretirement
	Defined Benefit Plans		Defined Benefit Plans		Medical Benefits
(Amounts in millions)	2006	2005	2006	2005	2006	2005
Net periodic cost
Service cost	$3.7	$3.7	$0.9	$0.8	$—	$—
Interest cost	3.8	3.9	2.5	2.6	1.0	1.0
Expected return on plan assets	(3.9)	(4.1)	(1.4)	(1.4)	—	—
Curtailments/settlements	—	(0.1)	—	—	—	—
Amortization of unrecognized net loss	1.6	1.3	0.6	0.3	0.3	0.2
Amortization of prior service cost (benefit)	(0.3)	(0.4)	—	—	(1.1)	(1.0)

Net cost recognized	$4.9	$4.3	$2.6	$2.3	$0.2	$0.2

     Components of the net periodic cost for the nine months ended September 30, 2006 and 2005 were as follows:

	U.S.		Non-U.S.		Postretirement
	Defined Benefit Plans		Defined Benefit Plans		Medical Benefits
(Amounts in millions)	2006	2005	2006	2005	2006	2005
Net periodic cost
Service cost	$11.1	$11.1	$3.0	$2.5	$—	$0.1
Interest cost	11.6	11.6	7.4	7.7	2.9	3.1
Expected return on plan assets	(11.8)	(12.3)	(4.3)	(4.3)	—	—
Curtailments/settlements	—	(0.2)	—	—	—	—
Amortization of unrecognized net loss	4.8	3.8	1.9	1.1	0.8	0.5
Amortization of prior service costs (benefit)	(1.0)	(1.1)	—	—	(3.2)	(3.1)

Net cost recognized	$14.7	$12.9	$8.0	$7.0	$0.5	$0.6

10. Shareholders’ Equity
     Our Shareholder Rights Plan and Series A Preferred Stock expired in August 2006. As of the expiration date, we had not issued any shares of Series A Preferred Stock. As a result of the expiration, we amended our Certificate of Incorporation and the New York Stock Exchange delisted the Series A Preferred Stock.
     On September 29, 2006, our Board of Directors authorized a program to repurchase up to two million shares of our outstanding common stock. Shares may be repurchased to offset potentially dilutive effects of stock options issued under our equity-based compensation programs. We expect to commence the program during the fourth quarter of 2006.
11. Income Taxes
     For the three months ended September 30, 2006, we earned $43.8 million before taxes and provided for income taxes of $16.4 million, resulting in an effective tax rate of 37.5%. For the nine months ended September 30, 2006, we earned $129.6 million before taxes and provided for income taxes of $55.2 million, resulting in an effective tax rate of 42.6%. The effective tax rate varied from the U.S. federal statutory rate for the three and nine months ended September 30, 2006 primarily due to the tax impact of operating activity in certain non-U.S. tax jurisdictions.
     For the three months ended September 30, 2005, we earned $9.7 million before taxes and provided for income taxes of $4.5 million, resulting in an effective tax rate of 46.5%. For the nine months ended September 30, 2005, we earned $44.8 million before taxes and provided for income taxes of $18.2 million, resulting in an effective tax rate of 40.5%. The effective tax rate varied from the U.S. federal statutory rate for the three and nine months ended September 30, 2005 primarily due to the net impact of foreign operations.
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
     Due to the record keeping issues referred to above, the IRS has issued a Notice of Inadequate Records for the years 1999 through 2001 and may issue a similar notice for the years 2002 through 2004. While the IRS has agreed not to assess penalties for inadequacy of records with respect to the years 1999 through 2001, we have no assurance that the IRS will not seek to assess such penalties or other types of penalties with respect to the years 2002 through 2004. Such penalties could result in a material impact to the consolidated results of operations. Additionally, the record keeping issues noted above may result in future U.S. state and local, as well as non-U.S., tax assessments of tax, penalties and interest which could have a material impact to the consolidated results of operations.
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
Three Months Ended September 30, 2006

				Subtotal —
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in thousands)	Pump	Control	Solutions	Segments	All Other	Total
Sales to external customers	$400,226	$257,317	$111,877	$769,420	$1,337	$770,757
Intersegment sales	1,037	554	11,014	12,605	(12,605)	—
Segment operating income	39,103	33,895	25,567	98,565	(38,161)	60,404
Three Months Ended September 30, 2005

				Subtotal —
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in thousands)	Pump	Control	Solutions	Segments	All Other	Total
Sales to external customers	$321,156	$223,613	$103,338	$648,107	$1,378	$649,485
Intersegment sales	810	1,076	9,852	11,738	(11,738)	—
Segment operating income	28,971	25,280	23,006	77,257	(22,446)	54,811
Nine Months Ended September 30, 2006

				Subtotal —
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in thousands)	Pump	Control	Solutions	Segments	All Other	Total
Sales to external customers	$1,113,178	$726,075	$334,250	$2,173,503	$3,970	$2,177,473
Intersegment sales	3,102	1,944	31,828	36,874	(36,874)	—
Segment operating income	110,487	87,284	76,209	273,980	(103,580)	170,400
Nine Months Ended September 30, 2005

				Subtotal —
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in thousands)	Pump	Control	Solutions	Segments	All Other	Total
Sales to external customers	$992,061	$660,020	$300,993	$1,953,074	$3,693	$1,956,767
Intersegment sales	3,040	3,050	26,950	33,040	(33,040)	—
Segment operating income	84,355	71,456	65,891	221,702	(84,763)	136,939

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements, and notes thereto, and the other financial data included elsewhere in this Quarterly Report. The following discussion should also be read in conjunction with our audited consolidated financial statements, and notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2005 Annual Report.
EXECUTIVE OVERVIEW
     We are an established leader in the fluid motion and control business, with a strong portfolio of pumping systems, valves, sealing solutions, automation and services in support of the power, oil and gas, chemical, water, mining and other general industrial markets. These products are critical in the movement, control and protection of fluids in our customers’ processes, regardless of the particular industry. Our business model is heavily influenced by the capital spending of these industries for the placement of new products into service and for maintenance on existing facilities. This original equipment business has been especially strong this year with the number of new exploration and refining projects that have been announced. The worldwide installed base of our products is an important source of revenue where our products are expected to ensure the maximum operating time of the many key industrial processes. The aftermarket business includes parts, service solutions, product life cycle solutions and other value added services, and is generally a higher margin business and a key component to our profitable growth.
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
     We currently have approximately 14,000 employees in more than 56 countries. We continue to implement new Quick Response Centers (“QRCs”) to be better positioned as near to our customers as possible for service and support, as a means to capture the important aftermarket business. Our markets have improved and we see corresponding growth in our business, much of which is in non-traditional areas of the world where new oil and gas reserves have been discovered. While we have experienced increased demand for our products and services in recent periods, we continue to monitor our core industries for changes and track global issues that could impact our performance. We and our customers are seeing rapid growth in Asia and the Middle East, with China providing a source of significant project growth. We have a strategy in place to increase our presence in China to capture the aftermarket business with our current installed base as well as to support new plant construction and expansions. In 2006, we expanded our presence in China through two new QRCs in Shenzhen and Shanghai, as well as a new greenfield manufacturing operation in Suzhou, which is expected to be operational in the first quarter of 2007, to support local service and low cost sourcing.
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
RECENT DEVELOPMENTS
     We had a substantial number of outstanding stock options granted in past years to employees and directors under our stock option plans which have been unexercisable for an extended period due to the non-current status of our filings with the SEC. We reopened our stock option exercise program on September 29, 2006. As of October 31, 2006, optionees have exercised 1.6 million of these outstanding options. Approximately 1 million outstanding options remain to be exercised as of October 31, 2006, a small portion of which must be exercised by December 31, 2006. If the holders of a large number of these options exercise, there may be some dilutive impact on our earnings per share and a positive impact to our cash flow; however, the impacts on our cash flow and earnings per share are dependent upon share price, the number of shares exercised and strike price of shares exercised.
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
     Due to the record keeping issues referred to above, the IRS has issued a Notice of Inadequate Records for the years 1999 through 2001 and may issue a similar notice for the years 2002 through 2004. While the IRS has agreed not to assess penalties for inadequacy of records with respect to the years 1999 through 2001, we have no assurance that the IRS will not seek to assess such penalties or other types of penalties with respect to the years 2002 through 2004. Such penalties could result in a material impact to the consolidated results of operations. Additionally, the record keeping issues noted above may result in future U.S. state and local, as well as non-U.S., tax assessments of tax, penalties and interest which could have a material impact to the consolidated results of operations.
RESULTS OF OPERATIONS — Three and Nine Months ended September 30, 2006 and 2005
Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended September 30,

(Amounts in millions)	2006	2005

Bookings — continuing operations	$892.0	$773.8
Bookings — discontinued operations	—	20.4

Total bookings	892.0	794.2
Sales	770.8	649.5

	Nine Months Ended September 30,

(Amounts in millions)	2006	2005

Bookings — continuing operations	$2,682.6	$2,155.6
Bookings — discontinued operations	—	74.5

Total bookings	2,682.6	2,230.1
Sales	2,177.5	1,956.8
     We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacture, service or support. Total bookings for the three months ended September 30, 2006 increased by $97.8 million, or 12.3%, as compared with the same period in 2005. The increase includes currency benefits of approximately $20 million. Total bookings for the nine months ended September 30, 2006 increased by $452.5 million, or 20.3%, as compared with the same period in 2005. The increase includes negative currency effects of approximately $16 million. Total bookings for the three and nine months ended September 30, 2005 include $20.4 million and $74.5 million, respectively, of bookings for GSG, our discontinued operations. Bookings for continuing operations for the three months ended September 30, 2006 increased by $118.2 million, or 15.3%, as compared with the same period in 2005. Bookings for continuing operations for the nine months ended September 30, 2006 increased by $527.0 million, or 24.4%, as compared with the same period in 2005. The increases are primarily attributable to the strong oil and gas industry, which has positively impacted our Flowserve Pump and Flow Control Divisions.
     Sales for the three months ended September 30, 2006 increased by $121.3 million, or 18.7%, as compared with the same period in 2005. The increase includes currency benefits of approximately $19 million. Sales for the nine months ended September 30, 2006 increased by $220.7 million, or 11.3%, as compared with the same period in 2005. Currency had a negligible impact on sales for the nine-month period. The increases are primarily attributable to the strength in the oil and gas market, particularly in the Middle East and North America, and expansion into the Asia Pacific region.
     Net sales to international customers, including export sales from the U.S., were approximately 66% and 65% of consolidated sales for the three and nine months ended September 30, 2006, respectively, compared with approximately 64% for each of the same periods in 2005. The decrease in 2006 is due primarily to a decline in sales to Europe.
     Backlog represents the accumulation of uncompleted customer orders. Backlog of $1.5 billion at September 30, 2006 increased by $552.5 million, or 55.6%, as compared with December 31, 2005. Currency effects provided an increase of approximately $56 million. The increase resulted primarily from increased bookings during the nine months ended September 30, 2006 as discussed above. The increase in total bookings reflects an increase in orders for engineered products, which naturally have longer lead times, as well as expanded lead times at the request of certain customers.
Gross Profit and Operating Margin

	Three Months Ended September 30,

(Amounts in millions)	2006	2005

Gross profit	$248.3	$211.2
Gross profit margin	32.2%	32.5%

	Nine Months Ended September 30,

(Amounts in millions)	2006	2005

Gross profit	$714.4	$625.1
Gross profit margin	32.8%	31.9%
     Gross profit margin of 32.2% for the three months ending September 30, 2006 decreased from 32.5% for the same period in 2005. The decrease is primarily attributable to an increase in sales of original equipment, which carries a lower margin, in our Flowserve Pump Division, while aftermarket sales remained relatively constant. The decrease is partially offset by increased sales in all of our divisions, which favorably impacts our absorption of fixed costs, and cost savings achieved through our CIP initiative, both of which have positively impacted each of our divisions.
     Gross profit margin of 32.8% for the nine months ending September 30, 2006 increased from 31.9% for the same period in 2005. The increase is primarily a result of increased sales, which favorably impacts our absorption of fixed costs, and cost savings achieved through our CIP initiative, both of which have positively impacted each of our divisions.
Selling, General and Administrative Expense (“SG&A”)

	Three Months Ended September 30,

(Amounts in millions)	2006	2005

SG&A expense	$187.9	$156.4
SG&A expense as a percentage of sales	24.4%	24.1%

	Nine Months Ended September 30,

(Amounts in millions)	2006	2005

SG&A expense	$544.0	$488.1
SG&A expense as a percentage of sales	25.0%	24.9%
     SG&A for the three months ended September 30, 2006 increased by $31.5 million, or 20.1%, as compared with the same period in 2005. The increase includes negative currency effects of approximately $3 million. The increase in SG&A is primarily attributable to an increase in employee-related costs of $23.9 million, which includes incremental investment in sales and marketing resources, and the related commissions, development of in-house capabilities for: tax, Sarbanes-Oxley Section 404 (“Section 404”) compliance, internal audit and financial planning and analysis, as well as increased incentive compensation and equity incentive programs arising from improved performance and higher stock price, which includes the stock modification charges of $5.6 million recorded in August 2006 as discussed in Note 3 to our condensed consolidated financial statements, included in this Quarterly Report, and costs associated with our expansion in Asia. The increase is also due to an increase in travel expenses of $3.1 million, due to increased global selling and marketing activity and overall business growth.
     SG&A for the nine months ended September 30, 2006 increased by $55.9 million, or 11.5%, as compared with the same period in 2005. The increase reflects a reduction of approximately $1 million resulting from currency effects. The increase is primarily attributable to an increase in employee-related costs of $38.9 million, which includes incremental investment in sales and marketing resources, and the related commissions, development of in-house capabilities for: tax, Section 404 compliance, internal audit, and financial planning and analysis, as well as increased incentive compensation and equity incentive programs arising from improved performance and higher stock price and costs associated with our expansion in Asia. The increase is also due to an increase in audit fees of $5.9 million, primarily related to the 2004 and 2005 audits, which were completed in February 2006 and June 2006, respectively, and an increase in travel expenses of $8.5 million, due to increased global selling and marketing activity and overall business growth.
Operating Income

	Three Months Ended September 30,

(Amounts in millions)	2006	2005

Operating income	$60.4	$54.8
Operating income as a percentage of sales	7.8%	8.4%

	Nine Months Ended September 30,

(Amounts in millions)	2006	2005

Operating income	$170.4	$136.9
Operating income as a percentage of sales	7.8%	7.0%
     Operating income for the three months ended September 30, 2006 increased by $5.6 million, or 10.2%, as compared with the same period in 2005. The increase includes currency benefits of approximately $3 million. Operating income for the nine months ended September 30, 2006 increased by $33.5 million, or 24.5%, as compared with the same period in 2005. Currency had a negligible impact on operating income for the nine-month period. The increases are primarily a result of the increases in gross profit, partially offset by the increases in SG&A as discussed above.
Interest Expense and Interest Income

	Three Months Ended September 30,

(Amounts in millions)	2006	2005

Interest expense	$(16.4)	$(19.0)
Interest income	1.6	1.3
Loss on early extinguishment of debt	—	(27.9)

	Nine Months Ended September 30,

(Amounts in millions)	2006	2005

Interest expense	$(48.3)	$(58.9)
Interest income	3.8	2.8
Loss on early extinguishment of debt	(0.2)	(27.7)
     Interest expense for the three months ended September 30, 2006 decreased by $2.6 million, as compared with the same period in 2005. Interest expense for the nine months ended September 30, 2006 decreased by $10.6 million, as compared with the same period in 2005. The decreases are primarily attributable to the refinancing in August 2005 of our 12.25% Senior Subordinated Notes with the proceeds of borrowings under our New Credit Facilities. Approximately 71.8% of our debt was at fixed rates at September 30, 2006, including the effects of $470.0 million notional interest rate swaps.
     Interest income was higher for both the three and nine months ended September 30, 2006, as compared with the same periods in 2005, due primarily to increased average interest rates.
     For the three and nine months ended September 30, 2005, we recognized $27.9 million and $27.7 million, respectively, in expenses related to the write-off of unamortized prepaid financing fees, primarily due to our refinancing in August 2005.
Other Income (Expense), net

	Three Months Ended September 30,

(Amounts in millions)	2006	2005

Other (expense) income, net	$(1.8)	$0.4

	Nine Months Ended September 30,

(Amounts in millions)	2006	2005

Other income (expense), net	$3.9	$(8.3)
     Other income (expense), net for the three months ended September 30, 2006 decreased by $2.2 million, to expense of $1.8 million, as compared with the same period in 2005, primarily due to an increase in unrealized losses on forward exchange contracts, slightly offset by an increase in foreign currency transaction gains.
     Other income (expense), net for the nine months ended September 30, 2006 increased by $12.2 million, to income of $3.9 million, as compared with the same period in 2005, primarily due to an increase in unrealized gains on forward exchange contracts, slightly offset by an increase in foreign currency transaction losses.
Tax Expense and Tax Rate

	Three Months Ended September 30,

(Amounts in millions)	2006	2005

Provision for income tax	$16.4	$4.5
Effective tax rate	37.5%	46.5%

	Nine Months Ended September 30,

(Amounts in millions)	2006	2005

Provision for income tax	$55.2	$18.2
Effective tax rate	42.6%	40.5%
     Our effective tax rate of 37.5% for the three months ended September 30, 2006 decreased from 46.5% for the same period in 2005. The decrease is primarily due to the unfavorable impact of certain discrete non-U.S. items on a low level of income in the third quarter of 2005.

     Our effective tax rate of 42.6% for the nine months ended September 30, 2006 increased from 40.5% for the same period in 2005. The increase is due primarily to the tax impact of operating activities in certain non-U.S. jurisdictions, including higher losses incurred through the third quarter of 2006 as compared with the same period in 2005, for which a tax benefit has not been recognized.
Net Earnings and Earnings Per Share

	Three Months Ended September 30,

(Amounts in millions, except per share data)	2006	2005

Income from continuing operations	$27.4	$5.2
Net earnings (loss)	28.2	(10.0)
Net earnings per share from continuing operations — diluted	0.48	0.08
Net earnings (loss) per share — diluted	0.50	(0.19)
Average diluted shares	57.1	56.5

	Nine Months Ended September 30,

(Amounts in millions, except per share data)	2006	2005

Income from continuing operations	$74.3	$26.6
Net earnings	75.1	4.0
Net earnings per share from continuing operations — diluted	1.29	0.47
Net earnings per share — diluted	1.31	0.07
Average diluted shares	57.0	56.6
     Income from continuing operations for the three months ended September 30, 2006 increased by $22.2 million, as compared with the same period in 2005. The increase is primarily attributable to the $5.6 million increase in operating income and the $27.9 million decrease in loss on extinguishment of debt, partially offset by the $11.9 million increase in tax expense, as discussed above.
     Income from continuing operations for the nine months ended September 30, 2006 increased by $47.7 million, as compared with the same period in 2005. The increase is attributable to the $33.5 million increase in operating income, the $10.6 million decrease in interest expense and the $27.5 million decrease in loss on extinguishment of debt, partially offset by the $37.0 million increase in tax expense, as discussed above.
     Net income for the three and nine months ended September 30, 2005 was lower than income from continuing operations due to the loss from discontinued operations. This is primarily attributable to impairments of $17.6 million and $23.5 million recorded during the three and nine months ended September 30, 2005, respectively, for assets held for sale, which is included in discontinued operations.
Other Comprehensive Income (Loss)

	Three Months Ended September 30,

(Amounts in millions)	2006	2005

Other comprehensive (loss) income	$(3.4)	$1.9

	Nine Months Ended September 30,

(Amounts in millions)	2006	2005

Other comprehensive income (loss)	$21.9	$(22.5)
     Other comprehensive income (loss) for the three months ended September 30, 2006 decreased by $5.3 million to expense of $3.4 million as compared with the same period in 2005, primarily reflecting a decline in hedging results due to movements in interest rates.
     Other comprehensive income (loss) for the nine months ended September 30, 2006 increased by $44.4 million to income of $21.9 million as compared with the same period in 2005. The increase primarily reflects a strengthening of the Euro and British pound during the nine months ended September 30, 2006, as compared with a weakening during the same period in 2005.

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
Flowserve Pump Division
     Through FPD, we design, manufacture and distribute highly engineered pumps, industrial pumps and pump systems (collectively referred to as “original equipment”). FPD also manufactures replacement parts and related equipment, and provides a full array of support services (collectively referred to as “aftermarket”). FPD has 27 manufacturing facilities worldwide, of which nine are located in North America, 11 in Europe, four in South America and three in Asia. FPD also has more than 50 service centers, which are either free standing or co-located in a manufacturing facility.

	Three Months Ended September 30,

(Amounts in millions)	2006	2005

Bookings	$521.0	$436.5
Sales	401.3	322.0
Gross profit	107.9	90.0
Gross profit margin	26.9%	27.9%
Operating income	39.1	29.0
Operating income as a percentage of sales	9.7%	9.0%

	Nine Months Ended September 30,

(Amounts in millions)	2006	2005

Bookings	$1,546.2	$1,138.6
Sales	1,116.3	995.1
Gross profit	309.1	268.2
Gross profit margin	27.7%	27.0%
Operating income	110.5	84.4
Operating income as a percentage of sales	9.9%	8.5%
     Bookings for the three months ended September 30, 2006 increased by $84.5 million, or 19.4%, as compared with the same period in 2005. The increase includes currency benefits of approximately $11 million. The increase is primarily attributable to Europe, the Middle East and Africa (“EMA”), which increased by $40.7 million, and North America, which increased $33.1 million, due to the continued strength in the oil and gas industry.
     Bookings for the nine months ended September 30, 2006 increased by $407.6 million, or 35.8%, as compared with the same period in 2005. The increase includes negative currency effects of approximately $11 million. The increase is primarily attributable to EMA, which increased by $279.3 million, including negative currency effects of approximately $12 million, due to strength in the oil and gas and water markets. North America increased $94.5 million due primarily to strength in the oil and gas markets.
     Sales for the three months ended September 30, 2006 increased by $79.3 million, or 24.6%, as compared with the same period in 2005. The increase includes currency benefits of approximately $10 million. The increase is primarily attributable to EMA, which increased by $62.5 million due an extended period of bookings growth driven primarily by continued strength in the oil and gas industry. The Middle East regional market has contributed the most significant growth to EMA sales. Original equipment increased to approximately 60% of sales for the three months ended September 30, 2006, as compared with approximately 52% of sales in the same period in 2005.
     Sales for the nine months ended September 30, 2006 increased by $121.2 million, or 12.2%, as compared with the same period in 2005. The increase includes currency benefits of less than $1 million. The increase is primarily attributable to EMA, which increased by $82.2 million, including negative currency effects of approximately $2 million and North America, which increased $34.2 million. Oil and gas sales to the Middle East region have contributed the most significant growth in EMA, while domestic oil and gas sales have contributed the most significant growth in North America. Original equipment increased to approximately 56% of sales for the nine months ended September 30, 2006, as compared with approximately 53% of sales in the same period in 2005.
     Gross profit margin of 26.9% for the three months ended September 30, 2006 decreased from 27.9% for the same period in 2005. The decrease is primarily attributable to a 45% increase in sales of original equipment, which carries a lower margin, while aftermarket sales remained relatively constant. Increased costs were partially offset by process improvement and supply chain initiatives, which are driving more efficient processes and material costs savings.
     Gross profit margin of 27.7% for the nine months ended September 30, 2006 increased from 27.0% for the same period in 2005. The improvement is attributable to ongoing productivity and supply chain initiatives and increased sales, which favorably impacts our absorption of fixed costs.
     Operating income for the three months ended September 30, 2006 increased by $10.1 million, or 34.8%, as compared with the same period in 2005. The increase includes currency benefits of approximately $1 million. The increase was due primarily to increased gross profit of $17.9 million, partially offset by increased commission expenses on increased bookings and sales, expenses related to stock options and increased information technology costs.
     Operating income for the nine months ended September 30, 2006 increased by $26.1 million, or 30.9%, as compared with the same period in 2005. Currency had a negligible impact on operating income for the period. The increase is primarily attributable to increased gross profit of $40.9 million, partially offset by increased legal fees and expenses and increased information technology costs.
     Backlog of $1.2 billion at September 30, 2006 increased by $462.9 million, or 65.8%, as compared with December 31, 2005. Currency effects provided an increase of approximately $44 million. Backlog growth is primarily a result of bookings growth. The increase in bookings reflects an increase in orders of original equipment, which naturally have longer lead times, as well as expanded lead times at the request of certain customers. The increase in orders of original equipment is primarily attributable to capital investments by our customers in the oil and gas industry.
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

	Three Months Ended September 30,

(Amounts in millions)	2006	2005

Bookings — continuing operations	$264.3	$230.2
Bookings — discontinued operations	—	20.4

Total bookings	264.3	250.6
Sales	257.9	224.7
Gross profit	87.4	72.1
Gross profit margin	33.9%	32.1%
Operating income	33.9	25.3
Operating income as a percentage of sales	13.1%	11.3%

	Nine Months Ended September 30,

(Amounts in millions)	2006	2005

Bookings — continuing operations	$805.9	$695.8
Bookings — discontinued operations	—	74.5

Total bookings	805.9	770.3
Sales	728.0	663.1
Gross profit	247.6	216.0
Gross profit margin	34.0%	32.6%
Operating income	87.3	71.5
Operating income as a percentage of sales	12.0%	10.8%
     Total bookings for the three months ended September 30, 2006 increased by $13.7 million, or 5.5%, as compared with the same period in 2005. The increase includes currency benefits of approximately $7 million. Total bookings for the three months ended September 30, 2005 includes $20.4 million of bookings for GSG, our discontinued operations. Bookings for continuing operations for the three months ended September 30, 2006 increased by $34.1 million, or 14.8%, as compared with the same period in 2005. The increase in bookings is primarily attributable to strength in the power industry, which realized continued growth in the Russian district heating market, as well as increased project business in the U.S. and Western European steam systems industries. Increased bookings realized in the process valve market resulted from continued strength in China’s chemical business and coal degasification industries.
     Total bookings for the nine months ended September 30, 2006 increased by $35.6 million, or 4.6%, as compared with the same period in 2005. This increase includes negative currency effects of approximately $5 million. Total bookings for the nine months ended September 30, 2005 includes $74.5 million of bookings for GSG, our discontinued operations. Bookings for continuing operations for the nine months ended September 30, 2006 increased by $110.1 million, or 15.8%, as compared with the same period in 2005. The increase in bookings is primarily attributable to the continued strengthening of several of our key end markets, including oil and gas, chemicals and coal degasification, as well as increased project sales in all of our end-markets.
     Sales for the three months ended September 30, 2006 increased by $33.2 million, or 14.8%, as compared with the same period in 2005. This increase includes currency benefits of approximately $7 million. The growth in sales is principally the result of stronger performance in all of our primary markets. We realized notable improvements in the process valve industry, specifically in the Middle Eastern and German chemical markets, as well as the Eastern European oil and gas market. Increased activity in the North American control valves aftermarket, as well as continued strength in the Asian power market, through China and Taiwan, also contributed to the increased sales.
     Sales for the nine months ended September 30, 2006 increased by $64.9 million, or 9.8%, as compared with the same period in 2005. This increase includes negative currency effects of approximately $2 million. The increase is primarily attributable to the increased sales volume resulting from the aforementioned economic expansion in several of our key end-markets. Most notably, continued strength in the European and Asian chemical markets, as well as the power and petroleum industries in North America and the power industry in Asia, have been the key drivers of our sales growth.
     Gross profit margin of 33.9% for the three months ended September 30, 2006 increased from 32.1% for the same period in 2005. This increase results from the aforementioned improvement in sales, which favorably impacts our absorption of fixed costs, strong focus on capturing the aftermarket of our installed base, improved sharing of materials pricing risk with our customers and our successful implementation of various other CIP and supply chain initiatives. Also, increased selectivity regarding our participation in project business opportunities beginning in 2005 has enabled us to improve profit margins on our project orders.
     Gross profit margin of 34.0% for the nine months ended September 30, 2006 increased from 32.6% for the same period in 2005. The increase in gross profit margin is primarily the result of the aforementioned increase in sales, which favorably impacts our absorption of fixed costs, as well as the impact of broad-based price increases implemented in the latter half of 2005. Also driving the gross profit margin improvement was the aforementioned increase in higher margin aftermarket business and enhanced selectivity in project participation, as well as increased savings realized as a result of our CIP and supply chain initiatives.
     Operating income for the three months ended September 30, 2006 increased by $8.6 million, or 34.0%, as compared with the same period in 2005. This increase includes currency benefits of less than $1 million. The increase is principally attributable to the $15.3 million improvement in gross profit, offset in part by $7.0 million of higher SG&A primarily associated with increased headcount, equity-based incentive compensation and higher external commissions expense resulting from increased sales levels.

     Operating income for the nine months ended September 30, 2006 increased by $15.8 million, or 22.1%, as compared with the same period in 2005. Currency had a negligible impact on operating income for the period. The increase is principally attributable to the $31.6 million improvement in gross profit, partially offset by $15.7 million of higher SG&A, driven primarily by increased headcount, equity-based incentive compensation, higher external commissions expense resulting from increased sales and bad debt for a single customer.
     Backlog of $326.7 million at September 30, 2006 increased by $86.8 million, or 36.2%, as compared with backlog at December 31, 2005. Currency effects provided an increase of approximately $10 million. This increase is attributable to the impact of increased bookings during the first half of 2006.
Flow Solutions Division
     Through FSD, we engineer, manufacture and sell mechanical seals, auxiliary systems and parts, and provide related services, principally to process industries and general industrial markets, with similar products sold internally in support of FPD. FSD has added to its global operations and has eight manufacturing operations, four of which are located in the U.S. FSD operates 66 QRCs worldwide, including 24 sites in North America, 16 in Europe, and the remainder in South America and Asia. Our ability to rapidly deliver mechanical sealing technology through global engineering tools, locally sited QRCs and on-site engineers represents a significant competitive advantage. This business model has enabled FSD to establish a large number of alliances with multi-national customers. Based on independent industry sources, we believe that we are the second largest mechanical seal supplier in the world.

	Three Months Ended September 30,

(Amounts in millions)	2006	2005

Bookings	$125.6	$116.5
Sales	122.9	113.2
Gross profit	55.8	50.0
Gross profit margin	45.4%	44.1%
Operating income	25.6	23.0
Operating income as a percentage of sales	20.8%	20.3%

	Nine Months Ended September 30,

(Amounts in millions)	2006	2005

Bookings	$376.2	$353.1
Sales	366.1	327.9
Gross profit	164.0	144.3
Gross profit margin	44.8%	44.0%
Operating income	76.2	65.9
Operating income as a percentage of sales	20.8%	20.1%
     Bookings for the three months ended September 30, 2006 increased by $9.1 million, or 7.8%, as compared with the same period in 2005. This increase includes currency benefits of approximately $2 million. The increase is due primarily to a $5.4 million increase in customer bookings, which is primarily attributable to EMA, as well as a $3.6 million increase in interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above).
     Bookings for the nine months ended September 30, 2006 increased by $23.1 million, or 6.5%, as compared with the same period in 2005. Currency had a negligible impact on bookings for the period. The increase is attributable to growth in Latin America and EMA due primarily to strength in the oil and gas and chemical industries.
     Sales for the three months ended September 30, 2006 increased by $9.7 million, or 8.6%, as compared with the same period in 2005. This increase includes currency benefits of approximately $2 million. Sales for the nine months ended September 30, 2006 increased by $38.2 million, or 11.6%, as compared with the same period in 2005. The increase includes currency benefits of approximately $1 million. The increases are primarily attributable to North America and Europe, our two largest markets.
     Gross profit margin of 45.4% for the three months ending September 30, 2006, increased from 44.1% during the same period in 2005. Gross profit margin of 44.8% for the nine months ending September 30, 2006, increased from 44.0% for the same period in

     2005. The increases are attributable to increased sales, which favorably impacts our absorption of fixed costs, a favorable mix of aftermarket sales and supply chain initiatives.
     Operating income for the three months ended September 30, 2006 increased by $2.6 million, or 11.3%, as compared with the same period in 2005. This increase includes currency benefits of less than $1 million. The increase is due to a $5.8 million increase in gross profit, partially offset by increased SG&A due primarily to growth in our global engineering and sales teams.
     Operating income for the nine months ended September 30, 2006 increased by $10.3 million, or 15.6%, as compared with the same period in 2005. Currency had a negligible impact on operating income for the period. The increase is primarily due to the $19.7 million increase in gross profit, partially offset by increased SG&A due primarily to growth in our global engineering and sales teams and increases in research and development costs.
     Backlog of $74.4 million at September 30, 2006 increased by $13.2 million, or 21.6%, as compared with December 31, 2005. Currency effects provided an increase of approximately $2 million. Backlog growth is primarily a result of the growth in bookings discussed above. Capacity expansions that were completed during the quarter helped to significantly increase shipments, primarily in North America and EMA, and have helped to limit the increase in backlog. Capacity expansions were initiated during 2006 in order to support sales growth.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis

	Nine Months Ended September 30,

(Amounts in millions)	2006	2005

Net cash flows provided by operating activities	$14.4	$19.9
Net cash flows used by investing activities	(43.6)	(27.7)
Net cash flows used by financing activities	(15.7)	(19.2)
     Cash generated by operations and borrowings available under our existing revolving credit facility are our primary sources of short-term liquidity. Our cash balance at September 30, 2006 was $48.7 million, as compared with $92.9 million at December 31, 2005.
     Cash flows provided by operating activities during the nine months ended September 30, 2006 was $14.4 million, as compared with $19.9 million for the same period in 2005. Net income growth of $71.2 million was offset by increased working capital requirements of $89.0 million. The increase in working capital during the first nine months of 2006 was due primarily to increases in inventory and accounts receivable, which corresponds to increased demand levels for our products and the increase in business volume and sales activity during the period. We also contributed $35.7 million to our U.S. pension plans during September 2006, as compared with $32.0 million in September 2005.
     During the first nine months of the year, increases in working capital reduce cash flow. We have historically derived a greater portion of our operating profit during the second half of the year, which is consistent with our customers’ buying patterns. Costs are incurred evenly throughout the year. As a result, our operating cash flows generally increase as the year progresses.
     Cash flows used by investing activities during the nine months ended September 30, 2006 were $43.6 million, as compared with $27.7 million for the same period in 2005. Capital expenditures during the nine months ended September 30, 2006 were $43.5 million, an increase of $18.0 million as compared with the same period in 2005, which reflects increased spending to support capacity expansion, enterprise resource planning application upgrades and information technology infrastructure.
     Cash flows used by financing activities during the nine months ended September 30, 2006 were $15.7 million, as compared with $19.2 million for the same period in 2005. Cash outflows in 2006 were due to net payments on long-term debt, including $11.7 million of mandatory repayments using excess cash and the proceeds from the sale of GSG.
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
     We had a substantial number of outstanding stock options granted in past years to employees and directors under our stock option plans which have been unexercisable for an extended period due to the non-current status of our filings with the SEC. We reopened our stock option exercise program on September 29, 2006. As of October 31, 2006, optionees have exercised 1.6 million of these outstanding options. Approximately 1 million outstanding options remain to be exercised as of October 31, 2006, a small portion of which must be exercised by December 31, 2006. If the holders of a large number of these options exercise, there may be some dilutive impact on our earnings per share and a positive impact to our cash flow; however, the impacts on our cash flow and earnings per share are dependent upon share price, the number of shares exercised and strike price of shares exercised.
     On September 29, 2006, our Board of Directors authorized a program to repurchase up to two million shares of our outstanding common stock. Shares may be repurchased to offset potentially dilutive effects of stock options issued under our stock-based compensation programs. We expect to commence the program in the fourth quarter of 2006. We expect to fund the program using existing cash and cash provided by operations, borrowings and stock option exercises.
Acquisitions
     We regularly evaluate acquisition opportunities of various sizes. The cost and terms of any financing to be raised in conjunction with any acquisition, including our ability to raise economical capital, is a critical consideration in any such evaluation.
Capital Expenditures
     Capital expenditures were $43.5 million for the nine months ended September 30, 2006 compared with $25.5 million for the same period in 2005. Capital expenditures were funded primarily by operating cash flows. Capital expenditures in 2006 are focused on capacity expansion, enterprise resource planning application upgrades, information technology infrastructure and cost reduction opportunities. Capital expenditures in 2005 were focused on new product development, information technology infrastructure and cost reduction opportunities. For the full year 2006, our capital expenditures are expected to be approximately $75 million. Certain of our facilities may face capacity constraints in the foreseeable future, which may lead to higher capital expenditure levels.
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
     Borrowings under our New Credit Facilities bear interest at a rate equal to, at our option, either (1) the base rate (which is based on the greater of the prime rate most recently announced by the administrative agent under our New Credit Facilities or the Federal Funds rate plus 0.50%) or (2) LIBOR plus an applicable margin determined by reference to the ratio of our total debt to consolidated EBITDA, which as of September 30, 2006 was 1.75% for LIBOR borrowings.
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
     We may prepay loans under our New Credit Facilities in whole or in part, without premium or penalty. During the three and nine months ended September 30, 2006, we made mandatory repayments of $0.9 million and $11.7 million, respectively, using excess cash flows and the net proceeds from the sale of GSG, and optional prepayments of $0 and $5.0 million, respectively. We have no scheduled repayments due in 2006, under our New Credit Facilities.
EIB Credit Facility
     On April 14, 2004, we and one of our European subsidiaries, Flowserve B.V., entered into an agreement with EIB, pursuant to which EIB agreed to loan us up to €70.0 million, with the ability to draw funds in multiple currencies, to finance, in part, specified research and development projects undertaken by us in Europe. Borrowings under the EIB credit facility bear interest at a fixed or floating rate of interest agreed to by us and EIB with respect to each borrowing under the facility. Loans under the EIB credit facility are subject to mandatory repayment, at EIB’s discretion, upon the occurrence of certain events, including a change of control or prepayment of certain other indebtedness. In addition, the EIB credit facility contains covenants that, among other things, limit our ability to dispose of assets related to the financed project and require us to deliver to EIB our audited annual financial statements within 30 days of publication. Our obligations under the EIB credit facility are guaranteed by a letter of credit outstanding under our New Credit Facilities, which costs 1.75% per annum.
     In August 2004, we borrowed $85.0 million at a floating interest rate based on 3-month U.S. LIBOR that resets quarterly. As of September 30, 2006, the interest rate was 5.32%. The maturity of the amount drawn is June 15, 2011, but may be repaid at any time without penalty. Concurrent with borrowing the $85.0 million we entered into a derivative contract with a third party financial institution, swapped this principal amount to €70.6 million and fixed the LIBOR portion of the interest rate to a fixed interest rate of 4.19% through the scheduled repayment date. Additional discussion of the derivative is included in Note 4 to our condensed consolidated financial statements, included in this Quarterly Report.
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
Debt Covenants and Other Matters
     Our New Credit Facilities contain covenants requiring us to deliver to lenders leverage and interest coverage financial covenants and our audited annual and unaudited quarterly financial statements. Under the leverage covenant, the maximum permitted leverage ratio steps down beginning with the fourth quarter of 2006, with a further step-down beginning with the fourth quarter of 2007. Under the interest coverage covenant, the minimum required interest coverage ratio steps up beginning with the fourth quarter of 2006, with a further step-up beginning with the fourth quarter of 2007. Compliance with these financial covenants under our New Credit Facilities is tested quarterly, and we were in compliance with the financial covenants as of September 30, 2006.
     We are required to furnish to our lenders within 50 days of the end of each of the first three quarters of each year our consolidated balance sheet, and related consolidated statements of operations, shareholders’ equity and cash flows. Our New Credit Facilities also contain covenants restricting our and our subsidiaries’ ability to dispose of assets, merge, pay dividends, repurchase or redeem capital stock and indebtedness, incur indebtedness and guarantees, create liens, enter into agreements with negative pledge clauses, make certain investments or acquisitions, enter into sale and leaseback transactions, enter into transactions with affiliates, make capital expenditures, engage in any business activity other than our existing business or any business activities reasonably incidental thereto. We were in compliance with all debt covenants under the New Credit Facilities as of September 30, 2006.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our more critical accounting policies used in the preparation of the consolidated financial statements were discussed in our 2005 Annual Report. These critical policies, for which no significant changes have occurred in the first nine months of 2006, include:
•	Revenue Recognition;

•	Allowance for Doubtful Accounts;

•	Inventories and Related Reserves;

•	Deferred Taxes and Tax Valuation Allowances;

•	Tax Reserves;

•	Legal and Environmental Accruals;

•	Warranty Accruals;

•	Retirement and Postretirement Benefits; and

•	Valuation of Goodwill, Indefinite-Lived Intangible Assets and Other Long-Lived Assets.
     Based on an assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our condensed consolidated financial statements provide a meaningful and fair perspective of our consolidated financial condition and results of operations. This is not to suggest that other general risk factors, such as changes in worldwide demand, changes in material costs, performance of acquired businesses and others, could not adversely impact our consolidated financial condition, results of operations and cash flows in future periods. See “Cautionary Note Regarding Forward-Looking Statements” below.
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
     The following are some of the risks and uncertainties, although not all of the risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:
•	material weaknesses in our internal control over financial reporting that could adversely affect our ability to report our consolidated financial condition and results of operations accurately and on a timely basis;

•	potential adverse consequences resulting from securities class action litigation and other litigation to which we are a party, such as litigation involving asbestos-containing material claims;

•	SEC and foreign government investigations regarding our participation in the United Nations Oil-for-Food Program;

•	our potential non-compliance with U.S. export control, economic sanctions and import laws and regulations;

•	our risk associated with certain of our foreign subsidiaries conducting business operations and sales in certain countries that have been identified by the U.S. State Department as state sponsors of terrorism;

•	increased tax liabilities resulting from a recent audit of our tax returns by the U.S. Internal Revenue Service, as well as potential costs and liabilities that may be associated with likely future audits;

•	a portion of our bookings may not lead to completed sales, and we may not be able to convert bookings into revenues at acceptable profit margins, since such profit margins cannot be assured nor can they be necessarily assumed to follow historical trends;

•	the recording of increased deferred tax asset valuation allowances in the future;

•	an impairment in the carrying value of goodwill or other intangibles could adversely impact our consolidated financial condition and results of operations;

•	economic, political and other risks associated with our international operations, including military actions or trade embargoes that could affect customer markets, including the continuing conflict in Iraq and its potential impact on Middle Eastern markets and global petroleum producers;

•	our sales are substantially dependent upon the petroleum, chemical, power and water industries and any significant down turn in any one of these industries could adversely impact such sales;

•	our operations are dependent upon third-party suppliers whose failure to perform timely could adversely affect our business operations;

•	our dependence on our customers’ ability to make required capital investment and maintenance expenditures;

•	risks associated with cost overruns on fixed-fee projects;

•	the highly competitive markets in which we operate;

•	environmental compliance costs and liabilities;

•	work stoppages and other labor matters;

•	our inability to protect our intellectual property in the U.S., as well as in foreign countries;

•	difficulties in obtaining raw materials at favorable prices;

•	obligations under our defined benefit pension plans;

•	liabilities, including rescission rights, potentially resulting from issuances of interests in our Flowserve Corporation Retirement Savings Plan;

•	the impact of a significant number of stock option exercises following the removal of the current suspension on the exercise of outstanding stock options that is somewhat mitigated by the stock repurchase program that was approved by the Board of Directors, which will be implemented during the fourth quarter of 2006;

•	liabilities that result from product liability and warranty claims;

•	our outstanding indebtedness and the restrictive covenants in the agreements governing our indebtedness limit our operating and financial flexibility; and

•	our inability to continue to expand our market presence through acquisitions, and unforeseen integration difficulties or costs resulting from acquisitions we do complete.
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
     Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our New Credit Facilities, which bear interest based on floating rates. At September 30, 2006, after the effect of interest rate swaps, we had approximately $176.8 million of variable rate debt obligations outstanding with a weighted average interest rate of 7.13%. A hypothetical change of 100- basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by approximately $1.3 million for the nine months ended September 30, 2006.
     We are exposed to credit-related losses in the event of non-performance by counterparties to financial instruments including interest rate swaps, but we currently expect all counterparties will continue to meet their obligations given their creditworthiness. As of September 30, 2006, we had $470.0 million of notional amount in outstanding interest rate swaps with third parties with maturities through June 2011 compared with $325.0 million as of December 31, 2005.
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

Based on a sensitivity analysis at September 30, 2006, a 10% adverse change in the foreign currency exchange rates could impact our results of operations for the nine months ended September 30, 2006 by $11.2 million as shown below:

(Amounts in millions)
Euro	$3.5
Swiss franc	2.4
British pound	1.0
Indian rupee	0.9
Singapore dollar	0.7
Australian dollar	0.5
Canadian dollar	0.5
Mexican peso	0.5
Argentina peso	0.2
Brazil real	0.2
Venezuelan bolivar	0.2
Saudi Arabian riyal	0.1
All other	0.5

Total	$11.2

     Exposures are hedged primarily with foreign currency forward contracts that generally have maturity dates less than one year. Company policy allows foreign currency coverage only for identifiable foreign currency exposures and, therefore, we do not enter into foreign currency contracts for trading purposes where the objective would be to generate profits. As of September 30, 2006, we had a U.S. dollar equivalent of $326.5 million in outstanding forward contracts with third parties compared with $236.0 million at December 31, 2005.
     Generally, we view our investments in foreign subsidiaries from a long-term perspective, and therefore, do not hedge these investments. We use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary.
     We realized gains (losses) associated with foreign currency translation of $(1.6) million and $0.7 million for the three months ended September 30, 2006 and 2005, respectively, and $21.4 million and $(24.5) million for the nine months ended September 30, 2006 and 2005, respectively, which are included in other comprehensive income (loss). Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of certain forward contracts are included in our consolidated results of operations. We realized foreign currency gains (losses) of $(2.8) million and $1.0 million for the three months ended September 30, 2006 and 2005, respectively, and $4.0 million and $(8.2) million for the nine months ended September 30, 2006 and 2005, respectively, which is included in other income (expense), net in the accompanying consolidated statements of income.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are controls and other procedures that are designed to provide reasonable assurance that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     In connection with the preparation of this Quarterly Report, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. In making this evaluation, our management considered the material weaknesses described in our 2005 Annual Report, which was filed with the SEC on June 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2006.

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As more fully described in “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of our 2005 Annual Report, management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2005, which also existed as of September 30, 2006:
     We did not maintain: (1) effective controls over our period-end financial reporting processes, including controls over journal entries, account reconciliations, spreadsheets and accrued liabilities; (2) effective segregation of duties over automated and manual transaction processes; (3) effective controls over the completeness, accuracy and validity of revenue; (4) effective controls over the completeness, accuracy, validity and valuation of our inventory and related cost of sales transactions; (5) effective controls over the completeness, accuracy and validity of our accounts payable and related disbursements; and (6) effective controls over accounting for certain derivative transactions, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Changes in Internal Control Over Financial Reporting
     Management identified changes in controls that have materially affected or are reasonably likely to materially affect internal control over financial reporting. The material weaknesses related to ineffective controls over the completeness, accuracy and valuation of stock-based employee compensation expense and ineffective controls over the accuracy and disclosure of our debt obligations as disclosed in our 2005 Annual Report have been adequately remediated as of September 30, 2006 by the following corrective measures:
     (1) Expanded and strengthened the complement of finance organization professionals by creating and filling new positions through job rotations and external hires in the areas of financial reporting and accounting policies. Our expanded and strengthened finance organization helps ensure proper interpretation and application of complex accounting standards, such as those related to non-routine transactions arising from the modification of a stock option plan, as well as the timely and thorough independent review of complex non-routine transactions by senior finance professionals.
     (2) Enhanced our controls over the classification of debt obligations maturing within one year and the related disclosures reflecting the timing of our future mandatory debt repayments. We improved our reconciliation procedures, which are designed to ensure that debt repayments maturing within one year are properly classified as current liabilities and implemented an additional checklist for debt disclosures to ensure that the related disclosures appropriately reflect the timing of future mandatory debt repayments.
     We have evaluated the design of the improved controls described above, which have been placed into operation for a sufficient period of time, and tested their operating effectiveness. We have concluded that they are both designed and operating effectively as of September 30, 2006.
     As noted above, there were changes in our internal control over financial reporting during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     During the quarter ended September 30, 2003, related lawsuits were filed in federal court in the Northern District of Texas (the “Court”), alleging that we violated federal securities laws. Since the filing of these cases, which have been consolidated, the lead plaintiff has amended its complaint several times. The lead plaintiff’s current pleading is the fifth consolidated amended complaint (the “Complaint”). The Complaint alleges that federal securities violations occurred between February 6, 2001 and September 27, 2002 and names as defendants our company, C. Scott Greer, our former Chairman, President and Chief Executive Officer, Renee J. Hornbaker, our former Vice President and Chief Financial Officer, PricewaterhouseCoopers LLP, our independent registered public accounting firm, and Banc of America Securities LLC and Credit Suisse First Boston LLC, which served as underwriters for our two public stock offerings during the relevant period. The Complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, and Sections 11 and 15 of the Securities Act of 1933. The lead plaintiff seeks unspecified compensatory damages, forfeiture by Mr. Greer and Ms. Hornbaker of unspecified incentive-based or equity-based compensation and profits from any stock sales, and recovery of costs. On November 22, 2005, the Court entered an order denying the defendants’ motions to dismiss the Complaint. The case is currently set for trial on October 1, 2007. We continue to believe that the lawsuit is without merit and are vigorously defending the case.
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
     As of May 1, 2005, due to the non-current status of our filings with the SEC in accordance with the Securities Exchange Act of 1934, our Registration Statements on Form S-8 were no longer available to cover offers and sales of securities to our employees and other persons. Since that date, the acquisition of interests in our common stock fund under our 401(k) Plan by plan participants did not comply with the registration requirements of the Securities Act of 1933 or applicable state securities laws and may not have qualified for an available exemption from such requirements. Federal securities laws generally provide for a one-year rescission right for an investor who acquires unregistered securities in a transaction that is subject to registration and for which no exemption was available. As such, an investor successfully asserting a rescission right during the one-year time period has the right to require an issuer to repurchase the securities acquired by the investor at the price paid by the investor for the securities (or if such security has been disposed of, to receive damages with respect to any loss on such disposition), plus interest from the date of acquisition. The remedies and statute of limitations under state securities laws vary and depend upon the state in which the shares were purchased. These rights may apply to affected participants in our 401(k) Plan during this period. Based on our current stock price, we believe that our current potential liability for rescission claims is not material to our consolidated financial condition or results of operations or cash flows; however, our potential liability could become material in the future if our stock price were to fall significantly below prices at which participants acquired their interest in our common stock fund during the one-year period following such unregistered acquisitions.
     On February 7, 2006, we received a subpoena from the SEC regarding goods and services that certain of our foreign subsidiaries delivered to Iraq from 1996 through 2003 during the United Nations Oil-for-Food program. This investigation includes a review of whether any inappropriate payments were made to Iraqi officials in violation of the Foreign Corrupt Practices Act. The investigation includes periods prior, to as well as subsequent to our acquisition of the foreign operations involved in the investigation. We may be subject to liabilities if violations are found regardless of whether they relate to periods before or subsequent to our acquisition. In addition, one of our foreign subsidiary’s operations is cooperating with a foreign governmental investigation of that site’s involvement in the United Nations Oil-for-Food program. This cooperation has included responding to an investigative trip by foreign authorities to the foreign subsidiary’s site, providing relevant documentation to these authorities and answering their questions. We are unable to predict how or if the foreign authorities will pursue this matter in the future. We believe that both the SEC and foreign authorities are investigating other companies from their actions arising from the United Nations Oil-for-Food program. We also understand that the U.S. Department of Justice is conducting its own investigation of the same events underlying the SEC inquiry. We are in the process of reviewing and responding to the SEC subpoena and assessing the implications of the foreign investigation, including the continuation of a thorough internal investigation. Our investigation remains ongoing. The investigation has included and will include a detailed review of contracts with the Iraqi government during the period in question and certain payments associated therewith, as well as other documents and information that might relate to Oil-for-Food transactions. Additionally, we have and will continue to conduct interviews with employees with knowledge of the contracts and payments in question. While we have made substantial progress in our internal investigation, we are still unable to make any definitive determination whether any inappropriate payments were made and accordingly are unable to predict the ultimate outcome of this matter. We will continue to fully cooperate in both the SEC and the foreign investigations. Both investigations are in progress but, at this point, are incomplete. Accordingly, if the SEC and/or the foreign authorities take enforcement action with regard to these investigations, we may be required to pay fines, take remedial compliance measures, further improve our existing compliance program, consent to injunctions against future conduct or suffer other penalties which could potentially materially impact our business financial statements and cash flows.
     In March 2006, we initiated a process to determine our compliance posture with respect to U.S. export control laws and regulations. Upon initial investigation, it appears that some product transactions and technology transfers may not technically have been in compliance with U.S. export control laws and regulations and require further review. With assistance from outside counsel, we are currently involved in a systematic process to conduct further review which we believe will take about 12 months to complete given the complexity of the export laws and the comprehensive scope of the investigation. We recently completed detailed audits with outside counsel of our compliance status over a five-year period at three U.S. plant sites. Any potential violations of U.S. export control laws and regulations that are identified may result in civil or criminal penalties, including fines and/or other penalties. Because our review into this issue is ongoing, we are currently unable to determine the full extent of potential violations or the nature or amount of potential penalties to which we might be subject to in the future. Given that the resolution of this matter is uncertain at this time, we are not able to reasonably estimate the maximum amount of liability that could result from final resolution of this matter. We cannot currently predict whether the ultimate resolution of this matter will have a material adverse effect on our business, including our ability to do business outside the United States, or on our consolidated financial condition.
     We have been involved as a PRP at former public waste disposal sites that may be subject to remediation under pending government procedures. The sites are in various stages of evaluation by federal and state environmental authorities. The projected cost of remediation at these sites, as well as our alleged “fair share” allocation, is uncertain and speculative until all studies have been completed and the parties have either negotiated an amicable resolution or the matter has been judicially resolved. At each site, there are many other parties who have similarly been identified, and the identification and location of additional parties is continuing under applicable federal or state law. We believe that many of the other parties identified are financially strong and solvent companies that appear able to pay their share of the remediation costs. Based on our information about the waste disposal practices at these sites and the environmental regulatory process in general, we believe that it is likely that ultimate remediation liability costs for each site will be apportioned among all liable parties, including site owners and waste transporters, according to the volumes and/or toxicity of the wastes shown to have been disposed of at the sites. We believe that our exposure for existing disposal sites will be less than $100,000.
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
Item 1A. Risk Factors.
     This Quarterly Report provides updates on five previously disclosed risk factors that were presented in our 2005 Annual Report. The updated risk factors noted below are presented in addition to the other risk factors disclosed in the 2005 Annual Report. All of our disclosed risk factors could materially affect our business, consolidated financial condition or future results. The risks described in our Quarterly Report and 2005 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, consolidated financial condition and/or operating results.
We are currently subject to securities class action litigation, the unfavorable outcome of which might have a material adverse effect on our consolidated financial condition, results of operations and cash flows.
     A number of putative class action lawsuits have been filed against us, certain of our former officers, our independent auditors and the lead underwriters of our most recent public stock offerings, alleging securities laws violations. We believe that these lawsuits, which have been consolidated, are without merit and are vigorously defending them and have notified our applicable insurers. We cannot, however, determine with certainty the outcome or resolution of these claims or the timing for their resolution. The consolidated securities case is currently set for trial on October 1, 2007. In addition to the expense and burden incurred in defending this litigation and any damages that we may suffer, our management’s efforts and attention may be diverted from the ordinary business operations in order to address these claims. If the final resolution of this litigation is unfavorable to us, our consolidated financial condition, results of operations and cash flows might be materially adversely affected if our existing insurance coverage is unavailable or inadequate to resolve the matter.
The ongoing SEC and foreign government investigation regarding our participation in the United Nations Oil-for-Food Program could materially adversely affect our Company.
     On February 7, 2006, we received a subpoena from the SEC regarding goods and services that certain of our foreign subsidiaries delivered to Iraq from 1996 through 2003 during the United Nations Oil-for-Food Program. This investigation includes a review of whether any inappropriate payments were made to Iraqi officials in violation of the Foreign Corrupt Practices Act. The investigation includes periods prior to, as well as subsequent to our acquisition of the foreign operations involved in the investigation. We may be subject to liabilities if violations are found regardless of whether they relate to periods before or subsequent to our acquisition.
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
     We will continue to fully cooperate in both the SEC and the foreign investigations. Both investigations are in progress but, at this point, are incomplete. Accordingly, if the SEC and/or the foreign authorities take enforcement action with regard to these investigations, we may be required to pay fines, consent to injunctions against future conduct or suffer other penalties which could have a material adverse impact our consolidated financial condition, results or operations and cash flows.
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
     Our risks involved in conducting our international business operations include, without limitation, the risks associated with certain of our foreign subsidiaries autonomously conducting, under their own local authority and consistent with U.S. export laws, business operations and sales, which constitute approximately 1-2% of our consolidated global revenue, in Iran, Syria and Sudan, which have each been designated by the U.S. State Department as state sponsors of terrorism. Due to the growing political uncertainties associated with these countries, we have been planning to voluntarily withdraw, on a phased basis, from conducting new business in these countries since early in 2006. However, these subsidiaries will continue to honor existing contracts, commitments and warranty obligations that are in compliance with U.S. laws and regulations.
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

A significant number of stock option exercises following the removal of the current suspension on stock option exercises would have a dilutive effect on our earnings per share.
     We had a substantial number of outstanding stock options granted in past years to employees and directors under our stock option plans which have been unexercisable for an extended period due to the non-current status of our filings with the SEC. We reopened our stock option exercise program on September 29, 2006. As of October 31, 2006, optionees have exercised 1.6 million of these outstanding options. Approximately 1 million outstanding options remain to be exercised as of October 31, 2006, a small portion of which must be exercised by December 31, 2006. If the holders of a large number of these options exercise, there may be some dilutive impact on our earnings per share and a positive impact to our cash flow; however, the impacts on our cash flow and earnings per share are dependent upon share price, the number of shares exercised and strike price of shares exercised.
     Furthermore, now that we are current with our SEC financial reporting, officers, directors and holders of restricted shares may sell shares of our common stock into the public market pursuant to Rule 144 of the Securities Act of 1933. An increase in the number of shares of our common stock in the public market could adversely affect prevailing market prices. We expect that a number of our officers and directors may sell a portion of their shares of our common stock for various reasons, a key reason being to cover certain tax liabilities arising from various tranches of restricted stock that vested during periods when officers and directors were not able to sell their common stock to cover their applicable tax liability due to either our insider trading policy or our previous non-current filer status with the SEC. A few officers and directors with long service tenure are also selling stock following asset diversification advice as part of their pre-retirement planning. Based upon their current holdings and expressed intentions to us, if these sales occur, then such officers and directors would still hold a substantial portion of their pre-sale aggregate holdings of our common stock. Provided, however, sales of a substantial number of shares of our common stock in the public market by our officers and directors, or the perception that such sales may occur, could cause the market price of our common stock to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     As of May 1, 2005, due to the non-current status of our filings with the SEC in accordance with the Securities Exchange Act of 1934, our Registration Statements on Form S-8 were no longer available to cover offers and sales of securities to our employees and other persons. Since that date, the acquisition of interests in our common stock fund under our 401(k) Plan by plan participants may have been subject to the registration requirements of the Securities Act of 1933 or applicable state securities laws and may not have qualified for an available exemption from such requirements. Federal securities laws generally provide for a one-year rescission right for an investor who acquires unregistered securities in a transaction that is subject to registration and for which no exemption was available. As such, an investor successfully asserting a rescission right during the one-year time period has the right to require an issuer to repurchase the securities acquired by the investor at the price paid by the investor for the securities (or if such security has been disposed of, to receive damages with respect to any loss on such disposition), plus interest from the date of acquisition. The remedies and statute of limitations under state securities laws vary and depend upon the state in which the shares were purchased. These rights may apply to affected participants who acquired an interest in our common stock fund in our 401(k) Plan and their affected interest in this plan may involve up to 270,000 shares of our common stock acquired pursuant to the 401(k) Plan during 2005 and an additional 40,000 shares acquired during the three months ended September 30, 2006. Based on our current stock price, we believe that our current potential liability for rescission claims is not material to our consolidated financial condition or results of operations or cash flows; however, our potential liability could become material in the future if our stock price were to fall below participants’ acquisition prices for their interest in our common stock fund during the one-year period following the unregistered acquisitions. We are currently exploring various options to limit this potential liability.
     During the third quarter of 2006, we issued an aggregate of 38,380 shares of restricted stock to directors pursuant to the 2004 Stock Compensation Plan. We believe these securities are not subject to registration under the “no sale” principle or were otherwise issued pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.
Issuer Purchases of Equity Securities

			Total Number of	Maximum Number of
	Total Number	Weighted	Shares Purchased	Shares That May Yet Be
	of Shares	Average Price	as Part of Publicly	Purchased Under the
Period	Purchased (1)	Paid per Share	Announced Plan (2)	Plan (2)
July 1-31, 2006	12,530	$53.19	N/A	N/A
August 1-31, 2006	45	51.50	N/A	N/A
September 1-30, 2006	66	51.25	N/A	N/A

Total	12,641	$53.17	N/A	N/A

(1)	Represents 12,641 shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock.

(2)	On September 29, 2006, our Board of Directors approved a program to repurchase up to two million shares of our outstanding common stock; however, such plan will not be implemented until after the filing of this Quarterly Report.
Item 3. Defaults Upon Senior Securities.
     None.

Item 4. Submission of Matters to a Vote of Security Holders.
     At our 2005 annual meeting of shareholders held on August 24, 2006, Roger L. Fix and Mr. Kling were elected to serve until the 2006 annual meeting of shareholders. Mr. Johnston, Mr. Rampacek and Mr. Sheehan were elected to serve for three-year terms expiring in 2008. The following table sets forth the vote tabulation for the shares represented at the meeting.

Nominee	Votes For	Withhold	Broker Non-votes
Term Expiring in 2006
Roger L. Fix	53,870,971	152,539	—
Lewis M. Kling	53,608,107	415,403	—
Term Expiring in 2008
Michael F. Johnston	53,830,840	192,670	—
Charles M. Rampacek	53,422,707	600,803	—
Kevin E. Sheehan	53,606,607	416,930	—
     Additional directors whose terms of office as directors continued after the meeting are as follows:

Term Expiring in 2006	Term Expiring in 2007
Diane C. Harris	Christopher A. Bartlett
James O. Rollans	Hugh K. Coble
George T. Haymaker, Jr.
William C. Rusnack
     The shareholders also voted on the approval of the amendments to three existing stock option and incentive plans. The following table sets forth the vote tabulation for the shares represented at the meeting.

Proposal	Votes For	Votes Against	Abstain	Broker Non-votes
Approval of Amendments to Three Existing Stock Option and Incentive Plans	51,581,533	2,361,785	80,192	—
     At our 2006 annual meeting of shareholders held on August 24, 2006, Mr. Fix, Ms. Harris, Mr. Kling and Mr. Rollans were elected to serve for three-year terms expiring in 2009. The following table sets forth the vote tabulation for the shares represented at the meeting.

Nominee	Votes For	Withhold	Broker Non-votes
Roger L. Fix	54,233,533	134,318	—
Diane C. Harris	53,968,531	399,320	—
Lewis M. Kling	54,234,494	133,357	—
James O. Rollans	52,739,465	1,628,386	—
     Additional directors whose terms of office as directors continued after the meeting are as follows:

Term Expiring in 2008	Term Expiring in 2007
Michael F. Johnston	Christopher A. Bartlett
Charles M. Rampacek	Hugh K. Coble
Kevin E. Sheehan	George T. Haymaker, Jr.
William C. Rusnack
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

FLOWSERVE CORPORATION (Registrant)
Date: November 9, 2006	/s/ Lewis M. Kling
Lewis M. Kling
President and Chief Executive Officer

Date: November 9, 2006	/s/ Mark A. Blinn
Mark A. Blinn
Vice President and Chief Financial Officer

Exhibits Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Flowserve Corporation, filed as Exhibit 3(i) to the Company’s Current Report on Form 8-K/A, dated August 16, 2006.

3.6	Amended and Restated By-Laws of Flowserve Corporation, as amended, filed as Exhibit 3.9 to Flowserve Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.