Form 10-K
period 2006-12-31
FLOWSERVE CORP
filed 2007-03-01
CIK 30625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company.  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price of the registrant’s common stock as reported on June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $2,010,083,768. For purposes of the foregoing calculation only, all directors, executive officers and known 5% beneficial owners have been deemed affiliates.

Number of the registrant’s common shares outstanding as of February 16, 2007 was 56,657,523.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the definitive proxy statement for the registrant’s Annual Meeting of Shareholders to be held on May 17, 2007 is incorporated by reference into Part III hereof.

FLOWSERVE CORPORATION

FORM 10-K

i

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

We sell our products and services to more than 10,000 companies, including some of the world’s leading engineering and construction firms, original equipment manufacturers (“OEMs”), distributors and end users. Our products and services are used in several distinct industries across a broad geographic reach. Our bookings mix by industry in 2006 consisted of:

• oil and gas	43%
• chemical	15%
• general industrial	23%
• power generation	13%
• water treatment	6%

The breakdown of the geographic regions in which our sales were originated in 2006 were as follows:

• North America	37%
• Europe	26%
• Middle East and Africa	16%
• Asia Pacific	15%
• Latin America	6%

We have pursued a strategy of industry diversity and geographic breadth to mitigate the impact on our business of an economic downturn in any one of the industries or in any one part of the world we serve. For information on our sales and long-lived assets by geographic areas, see Note 17 to our consolidated financial statements included in this Annual Report.

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

FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS

In addition to the information presented below, Note 17 “Business Segment Information” of the notes to our consolidated financial statements contains additional information about our business segments and geographic areas in which we have conducted business for fiscal years 2006, 2005 and 2004.

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

In June 2006, Flowserve entered into a joint venture agreement with the Al Rashaid Group to build the largest original pump equipment service and repair and learning center facility in Saudi Arabia. In addition to service and repair, the facility will have the capability to engineer, assemble and test new and upgraded pumping equipment. Construction of the 20,500 square meter (220,660 square feet) complex will be located at the Al Rashaid Oil Field Center in Dhahran, Saudi Arabia and is expected to be completed by end of 2007.

In December 2006, Flowserve acquired the assets of Canada Alloy Castings. The business will be integrated into Flowserve Pumps, but will continue to operate under the name Canada Alloy Castings (CAC). CAC specializes in large alloy castings, up to 35,000 lbs gross weight. CAC provides Flowserve with a secure source of supply and will support future FPD growth. We also expect significantly shortened lead times on critical castings supplied by CAC.

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

The following is a summary list of our pump products and globally recognized brands:

FPD Product Types

Centrifugal Pumps	Positive Displacement Pumps	Specialty Products & Systems

• Chemical Process ANSI and ISO	• Reciprocating	• Hydraulic Decoking Systems
• Petroleum Process API 610	• Gear	• Reactor Recycle Systems
• Horizontal Between Bearing Single stage	• Twin Screw	• Cryogenic Liquid Expander
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

FPD New Product Development

Our investments in new product research and development have consistently led to the production of more reliable and higher efficiency pump designs. In line with our end-user strategy, the majority of our new FPD products and enhancements are driven by our customers’ need to achieve higher production rates at lower costs. As a result, we continually collaborate with our customers in developing advanced technical solutions to improve the availability and productivity of their pumping systems. This type of technology advancement is best demonstrated by our recent release of the IPS Tempo product. The flagship of our Intelligent Pumping Series, IPS Tempo is a product developed and designed to incorporate our operating intelligence and protection logic in the control of pumps installed at unmanned locations. Much of our new product development is applied to projects where customer funding is available to support the investment. In addition, several of our new technology initiatives are partially funded by third parties including:

•	Subsea Multiphase pumping project where a highly specialized twin screw pump manufactured by our Brantford Canada facility is joined to a submersible motor manufactured by our Hamburg Germany facility for positioning on the sea floor and recovery of oil reserves from abandoned wells. An example of Flowserve technology applied to solving oil shortage problems.

•	Pipeline Research Council Institute technology advancement project where we are attempting to redefine the performance characteristic of pipeline pumps reducing wasted energy at off design operating points. Flowserve technology applied to improving profitability to pipeline customers.

•	High Pressure Water Injection project where we are developing a product for an enhanced oil recovery project requiring pressures in excess of 7500 psig (520 bar). Flowserve expertise in hydraulic design, mechanical design and materials technology is being applied to solve the problems associated with this extremely complex customer application on an off shore platform.

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

FPD Backlog

FPD’s backlog of orders at December 31, 2006 was $1.3 billion, compared with $703.5 million on December 31, 2005. We expect to ship approximately 85% of our FPD backlog as of December 31, 2006 during 2007.

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

Our products are primarily used by companies that operate in the chemical, power generation, oil and gas and general industries including water, mining and pharmaceutical. We produce the vast majority of our products at 20 principal manufacturing facilities, with only 5 of the 20 plants located in the United States. A small portion of our valves are produced through foreign joint ventures.

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

The following is a summary list of our generally available valve products and globally recognized brands:

FCD Product Types

• Actuators and Accessories	• Digital Communications
• Control Valves	• Manual Quarter-Turn Valves
• Ball Valves	• Valve Automation Systems
• Lubricated Plug Valves	• Valve/Actuator Software
• Pneumatic Positioners	• Nuclear Valves
• Electro Pneumatic Positioners	• Quarter-Turn Actuators
• Smart Valves	• Valve Repair Services

FCD Brand Names

• Accord	• NAF
• Anchor/Darling	• NAVAL
• Argus	• Noble Alloy
• Atomac	• Norbro
• Automax	• Nordstrom
• Battig	• PMV
• Durco	• P+W
• Edward	• Serck Audco
• Gestra	• Schmidt Armaturen
• Kammer	• Valtek
• Limitorque	• Vogt
• McCANNA/MARPAC	• Worcester Controls

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

FCD Customers

FCD’s customer mix spans across several industries, including the chemical, petroleum, power, water and general industries. FCD’s product mix includes original equipment, aftermarket parts and services.

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

FCD Backlog

FCD’s backlog of orders at December 31, 2006 was $314.3 million, compared with $240.6 million on December 31, 2005. We expect to ship approximately 93% of our backlog on December 31, 2006 during 2007.

FLOW SOLUTIONS DIVISION

Through FSD, we design, manufacture and distribute mechanical seals, sealing systems and parts, and provide related services, principally to process industries. Rotating equipment containing mechanical seals require replacement throughout the products’ useful lives. The replacement of mechanical seals is an integral part of our aftermarket services. Our mechanical seals are used on a variety of rotating equipment, including pumps, mixers, compressors, steam turbines and other specialty equipment, primarily in the petroleum, natural gas, chemical processing, mineral and ore processing and general industrial end-user markets.

We manufacture mechanical seals at four plants in the U.S. and at five plants outside the U.S. Through our global network of 67 Quick Response Centers (“QRCs”), we provide service, repair and diagnostic services for maintaining components of flow control systems. Our mechanical seal products are primarily marketed to end users through our direct sales force and, on a commission basis, to distributors and sales agents. A portion of our mechanical seal products is sold directly to original equipment manufacturers (“OEMs”) for incorporation into rotating equipment requiring mechanical seals.

FSD Products

We design, manufacture and distribute approximately 210 different models of mechanical seals and sealing systems. We believe our ability to deliver engineered new seal product orders within 72 hours from the customer’s request through design, engineering, manufacturing, testing and delivery provides us with a leading competitive advantage. Mechanical seals are critical to the reliable operation of rotating equipment for prevention of leakage and emissions of hazardous substances and the reduction of shaft wear caused by non-mechanical seals. We also manufacture a gas-lubricated mechanical seal that is used in high-speed compressors for gas pipelines and in the oil and gas production and process markets. We continually update our mechanical seals and sealing systems to integrate emerging technologies.

The following list summarizes our seal products and services and globally recognized brands:

FSD Product Types

• Cartridge Seals	• Gas Barrier Seals
• Dry-Running Seals	• Couplings
• Metal Bellow Seals	• Service and Repair
• Elastomeric Seals	• Accessories and Support Systems
• Slurry Seals	• Monitoring and Diagnostics
• Split Seals

FSD Brand Names

• BW Seals	• GASPAC
• Durametallic	• Interseal
• Five Star Seal	• Pacific Wietz
• Flowserve	• Pac-Seal
• Flowstar	• QRCtm

FSD Services

We provide aftermarket services through our network of 67 QRCs located throughout the world, including 24 sites in North America. We also provide asset management services and condition monitoring for rotating equipment. Approximately 75% of our service work is performed on a quick-response basis, and we offer 24-hour service in all of our major markets.

FSD New Product Development

Our investments in new product research and development focus on developing longer lasting and more efficient products and value-added services. Approximately 30% of our original equipment mechanical seal sales for 2006 consisted of products developed within the past five years. In addition to numerous product upgrades, our recent mechanical seal and seal system innovations include: (1) low valve project seal; (2) batch chemical process seal; (3) improved split seal for water markets; (4) pump systems; and (5) expanded mineral and ore processing seal line.

We also market “Flowstar.Net,” an interactive tool used to actively monitor and manage information relative to equipment performance. Flowstar.Net enhances our customers’ ability to make informed decisions and respond quickly to plant production problems, extends the life of their production equipment and lowers maintenance expenses. This data has been expanded to include applications for developing new products and assisting in field applications.

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

FSD Competition

We compete against a number of manufacturers in the sale of mechanical seals. Among our largest global mechanical seal competitors are John Crane, a unit of Smiths Group Plc. and Eagle Burgmann, Inc., which is a joint venture of two traditional global seal manufacturers, Chesterton and AES. Based on independent industry sources, we believe that we are the second largest industrial mechanical seals supplier in the world. Our ability to quickly manufacture customers’ requests for engineered seal products, from design to engineering, manufacturing, testing and delivery, is a major competitive advantage.

FSD Backlog

FSD’s backlog of orders at December 31, 2006 was $74.4 million, compared with $61.2 million at December 31, 2005. We expect to ship approximately 79% our backlog on December 31, 2006 during 2007.

GENERAL BUSINESS

Competition

Despite the consolidation trend over the past 10 years, the markets for our products are fragmented and highly competitive, with competition occurring on the basis of price, technical expertise, timeliness of delivery, contractual terms, previous installation history and reputation for quality and reliability. Timeliness of delivery, quality and the proximity of service centers are important considerations for our aftermarket products and services. In geographic regions where we are positioned to provide a quick response, customers have traditionally relied on us, rather than our competitors, for aftermarket products relating to our highly engineered and customized products. However, aftermarket competition for standard products is very competitive, and price competition has generally been increasing due to supply availability. Price competition tends to be less significant for OEMs than aftermarket services and generally has been increasing. In the aftermarket portion of our service business, we compete against large and well-established national and global competitors and, in some markets, against regional and local companies who produce low cost replicators of spare parts. We also compete with in-house maintenance departments of our end user customers. In the sale of aftermarket products and services, we benefit from our large installed base of pumps, seals and valves, which require maintenance, repair and replacement parts. In the petroleum industry, the competitors for aftermarket services tend to be the customers’ own in-house capabilities. In other industries, except the nuclear power industry, the competitors for aftermarket services tend to be local independent repair shops and low cost replicators. We possess certain competitive advantages in the nuclear power industry due to our “N Stamp,” a prerequisite to serve customers in that industry, and our considerable base of proprietary knowledge.

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

New Product Development

We spent approximately $29.7 million, $24.3 million and $25.2 million during 2006, 2005 and 2004, respectively, on research and development initiatives. Our research and development group consists of engineers involved in new product development and improvement of existing products. Additionally, we sponsor consortium programs for research with various universities and jointly conduct limited development work with certain vendors, licensees and customers. We believe current expenditures are adequate to sustain our ongoing research and development activities.

Customers

We sell to a wide variety of customers in the oil and gas, chemical, power generation, water treatment and general industries. No individual customer accounted for more than 5% of our consolidated 2006 revenues.

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

Employees and Labor Relations

We have approximately 14,000 employees globally. A portion of the hourly employees at our pump manufacturing plant located in Vernon, California, our pump service center located in Cleveland, Ohio, our valve manufacturing plant located in Lynchburg, Virginia and our foundry located in Dayton, Ohio, are represented by unions. Additionally, some employees at select facilities in the following countries are unionized or have employee works councils: Argentina, Australia, Austria, Belgium, Brazil, Canada, Finland, France, Germany, Italy, Japan, Mexico, the Netherlands, Spain, Sweden, Switzerland and the United Kingdom. We believe relations with our employees throughout our operations are generally satisfactory, including those employees represented by unions and works councils. No unionized facility produces more than 5% of our revenues. We entered into new multi-year collective bargaining agreements with our unions in Dayton, Ohio and Australia during 2006.

Environmental Regulations and Proceedings

We are subject to environmental laws and regulations in all jurisdictions in which we have operating facilities. These requirements primarily relate to the generation and disposal of solid and hazardous waste, air emissions and waste water discharges. We periodically make capital expenditures to abate and control pollution and to satisfy environmental requirements. At present, we have no plans for any material capital expenditures for environmental control equipment at any of our facilities. However, we have incurred and continue to incur operating costs relating to ongoing environmental compliance matters, although certain costs have been reduced by successful waste minimization programs. Based on existing and proposed environmental requirements and our anticipated production schedule, we believe that future environmental compliance expenditures will not have a material adverse effect on our financial position, results of operations or cash flows.

We use hazardous substances and generate hazardous wastes in many of our manufacturing and foundry operations. Most of our current and former properties are or have been used for industrial purposes and may require some clean-up of historical contamination. During the due diligence phase of our acquisitions, we conduct environmental site assessments in an attempt to determine any potential environmental liability and to identify the need for clean-up. We are currently conducting follow-up investigation and/or remediation activities at those locations where we have known environmental concerns. We have cleaned up a majority of the sites with known historical contamination and we are addressing the remaining identified issues.

Over the years, we have been involved as one of many potentially responsible parties (“PRP”) at former public waste disposal sites that are or were subject to investigation and remediation. We are currently involved as a PRP at four Superfund sites. The sites are in various stages of evaluation by government authorities. Our total projected “fair share” cost allocation at all four of these sites is expected to be less than $100,000. See Item 3. “Legal Proceedings” for more information.

We have established reserves that we believe to be adequate to cover our currently identified on-site and off-site environmental liabilities.

Exports

Our export sales from the United States (“U.S.”) to foreign unaffiliated customers were $283.9 million in 2006, $221.6 million in 2005 and $275.6 million in 2004.

Licenses are required from U.S. government agencies to export certain products. In particular, products with nuclear applications are restricted, as are certain other pump, valve and mechanical seal products.

We are responding to an investigation by the U.S. Securities and Exchange Commission (“SEC”) relating primarily to products that two of our foreign subsidiaries delivered to Iraq from 1996 through 2003 under the United Nations Oil-for-Food Program. These two foreign subsidiaries have also been contacted by governmental authorities in their respective countries concerning their involvement in the United Nations Oil-for-Food Program. We engaged outside counsel in February 2006 to conduct an investigation of our foreign subsidiaries’ participation in the United Nations Oil-for-Food program. The outside counsel’s investigation has found evidence to date that, during the years 2001 through 2003, certain non-U.S. personnel at the two foreign subsidiaries authorized payments in connection with certain of our product sales under the United Nations Oil-for-Food Program totaling approximately €0.6 million which were subsequently deposited by a third party into Iraqi-controlled bank accounts. These payments were not authorized under the United Nations Oil-for-Food Program and were not properly documented in the subsidiaries’ accounting records but were expensed as paid. We intend to continue to cooperate fully in the investigations by the SEC and foreign authorities which are ongoing. See Item 3. “Legal Proceedings” for more information.

We are continuing a process to determine our compliance posture with respect to U.S. export control laws and regulations and to disclose to the applicable U.S. governmental authorities, any past potential violations of the U.S. export control laws. See Item 3. “Legal Proceedings” for more information.

AVAILABILITY OF FORMS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION

Our shareholders may obtain, free of charge, copies of the following documents (and any amendments thereto) as filed with, or furnished, to the SEC as soon as reasonably practical after such material is filed with or furnished to the SEC:

•	annual reports on Form 10-K;

•	quarterly reports on Form 10-Q;

•	current reports on Form 8-K;

•	statement of changes in beneficial ownership of securities for insiders;

•	proxy statements; and

•	any amendments thereto.

A copy of these filings may be obtained by going to our Internet website at www.flowserve.com and selecting “Investor Relations” and selecting “SEC Filings.”

Copies may also be obtained by providing a written request for such copies or additional information regarding our operating or financial performance to Zac Nagle, Vice President of Investor Relations, Flowserve Corporation, 5215 N. O’Connor Blvd., Suite 2300, Irving, Texas 75039. Except as otherwise stated in these reports, the information contained on our website or available by hyperlink from our website is not incorporated into this Annual Report or other documents we file with, or furnish to, the SEC.

We have adopted Corporate Governance Guidelines for our Board of Directors and Code of Ethics and Business Conduct for our Board of Directors, our Chief Executive Officer, principal financial and accounting officers and other persons responsible for financial management and our employees generally. We also have charters for the Audit Committee, Finance Committee, Organization and Compensation Committee and the Corporate Governance and Nominating Committee of our Board of Directors. Copies of the foregoing documents may be obtained on our website as noted in the above paragraph, and such information is available in print to any shareholder who requests it.

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

On February 7, 2006, we received a subpoena from the SEC seeking documents and information relating primarily to products that two of our foreign subsidiaries delivered to Iraq from 1996 through 2003 under the United Nations Oil-for-Food Program. We believe that the SEC’s investigation is focused primarily on whether any inappropriate payments were made to Iraqi officials in violation of the federal securities laws. The investigation includes periods prior to, as well as subsequent to, our acquisition of the foreign operations involved in the investigation. We may be subject to certain liabilities if violations are found regardless of whether they relate to periods before or subsequent to our acquisition.

In addition, the two foreign subsidiaries have been contacted by governmental authorities in their respective countries concerning their involvement in the United Nations Oil-for-Food Program. We are unable to predict how the foreign governmental authorities will pursue either of these matters in the future. We believe that the SEC and the foreign governmental authorities are also investigating other companies in connection with the United Nations Oil-for-Food Program.

We engaged outside counsel in February 2006 to conduct an investigation of our foreign subsidiaries’ participation in the United Nations Oil-for-Food program. The Audit Committee of the Board of Directors has been regularly monitoring this situation since the receipt of the SEC subpoena and assumed direct oversight of the investigation in January 2007. We currently expect the investigation will be completed during the second quarter of 2007.

Our investigation has included, among other things, a detailed review of contracts with the Iraqi government under the United Nations Oil-for-Food Program during 1996 through 2003, a forensic review of the accounting records associated with these contracts, and interviews of persons with knowledge of the events in question. Our investigation has found evidence to date that, during the years 2001 through 2003, certain non-U.S. personnel at the two foreign subsidiaries authorized payments in connection with certain of our product sales under the United Nations Oil-for-Food Program totaling approximately €0.6 million, which were subsequently deposited by a third party into Iraqi-controlled bank accounts. These payments were not authorized under the United Nations Oil-for-Food Program and were not properly documented in the subsidiaries’ accounting records but were expensed as paid. During the course of the investigation, certain other potential issues involving non-U.S. personnel were identified at one of the foreign subsidiaries, which are currently under review.

We have taken certain disciplinary actions against persons who engaged in wrongful conduct, violated our ethics policies or failed to cooperate fully in the investigation, including terminating the employment of certain non-U.S. senior management personnel at one of the foreign subsidiaries. Certain other non-U.S. senior management personnel at that facility involved in the above conduct had been previously separated from the Company for other reasons.

We will continue to fully cooperate in both the SEC and the foreign investigations. The investigations are in progress but, at this point, are incomplete. Accordingly, if the SEC and/or the foreign authorities take enforcement action with regard to these investigations, we may be required to pay fines, disgorge profits, consent to injunctions against future conduct or suffer other penalties which could potentially materially impact our business, financial condition results of operations and cash flows.

Potential noncompliance with U.S. export control laws could materially adversely affect our business.

We have notified applicable U.S. governmental authorities of our ongoing investigation, analysis, and voluntary disclosure of certain apparent past violations of the U.S. export control laws, subject to further analysis and verification, through, in general, the export and reexport of products, services and technologies without the licenses that may be required by such authorities. If any apparent violations are identified, confirmed and voluntarily disclosed as part of our investigation, which is being conducted in conjunction with outside counsel, we could be subject to substantial fines and other penalties affecting our ability to do business outside the United States.

Our risks involved in conducting our international business operations include, without limitation, the risks associated with certain of our foreign subsidiaries autonomously conducting, under their own local authority and consistent with U.S. export laws, business operations and sales, which constitute approximately 1% to 2% of our consolidated global revenue, in Iran, Syria and Sudan, which have each been designated by the U.S. State Department as state sponsors of terrorism. Due to the growing political uncertainties associated with these countries, we have begun our voluntary withdrawal, on a phased basis, from conducting new business in these countries. These subsidiaries may continue to honor certain existing contracts, commitments and warranty obligations that are in compliance with U.S. laws and local and regulations.

The Internal Revenue Service (“IRS”) is auditing our tax returns, and a negative outcome of the audit would require us to make additional tax payments that may be material.

The IRS substantially concluded its audit of our U.S. federal income tax returns for the years 1999-2001 during December, 2005. Based on its audit work, the IRS has issued proposed adjustments to increase taxable income during 1999 through 2001 by $12.8 million, and to deny foreign tax credits of $2.4 million in the aggregate. The tax liability resulting from these proposed adjustments will be offset with foreign tax credit carryovers and other refund claims, which were approved by the Joint Committee on Taxation on July 24, 2006, and therefore should not result in a material future cash payment The effect of the adjustments to current and deferred taxes has been reflected in previously filed consolidated financial statements for the applicable periods.

During the third quarter of 2006, the IRS commenced an audit of our U.S. federal income tax returns for the years 2002 through 2004. While we expect the current IRS audit to be similar in scope to the recently completed examination, this audit may be broader. Furthermore, the results from the audit of 1999 through 2001 are not indicative of the future result of the audit of 2002 through 2004. The audit of 2002 through 2004 may result in additional tax payments by us, the amount of which may or may not be material, but will not be known until that IRS audit is finalized. We do not anticipate that the audit of 2002 through 2004 will be completed prior to the third quarter of 2008, and may extend past such quarter, depending on the issues raised by IRS with respect to such years.

In the course of the tax audit for the years 1999 through 2001, we have identified record keeping and other material internal control weaknesses, which caused us to incur significant expense to substantiate our tax return items and address information and document requests made by the IRS. Due to these record keeping issues, the IRS has issued us a Notice of Inadequate Records for the years 1999 through 2001 and may issue a similar notice for the years 2002 through 2004. While the IRS has agreed not to assess penalties for inadequacy of records with respect to the years 1999 through 2001, no assurances can be made that the IRS will not seek to assess such penalties or other types of penalties with respect to the years 2002 through 2004. Such penalties could result in a material impact to the consolidated results of operations. Additionally, the record keeping issues noted above may result in future U.S. state and local tax assessments of tax, penalties and interest which could have a material impact to the consolidated results of operations.

The recording of increased deferred tax asset valuation allowances in the future could affect our operating results.

We currently have significant net deferred tax assets resulting from tax credit carry forwards, net operating losses, and other deductible temporary differences which are available to reduce taxable income in future periods. Based on our assessment of our deferred tax assets, we determined, based on projected future income and certain available tax planning strategies, that $210 million of our deferred tax assets will more likely than not be realized in the future and no valuation allowance is currently required for this portion of our deferred tax assets. Should we determine in the future that these assets will not be realized, we will be required to record an additional valuation allowance in connection with these deferred tax assets and our operating results would be adversely affected in the period such determination is made.

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

For example, political unrest and a two-month nation-wide work stoppage in Venezuela in 2002 negatively impacted demand for our products from customers in that country and other customers, such as U.S. oil refineries, that were affected by the resulting disruption in the supply of crude oil. Similarly, the military conflict in the 2003 Middle East softened the level of capital investment and demand for our products and services in that region, notwithstanding the historically high prices for oil. Additionally we are investigating or have investigated certain allegations regarding foreign management engaging in unethical practices prohibited by our Code of Business Conduct which could have inappropriately benefited them at Company expense.

We are exposed to fluctuations in foreign currencies, as a significant portion of our revenue, and certain of our costs, assets and liabilities, are denominated in currencies other than U.S. dollar. The primary foreign currencies to which we have exposure are the Euro, British pound, Indian rupee, Swiss franc, Singapore dollar, Mexican peso and Canadian dollar. Certain of the foreign currencies to which we have exposure, such as the Argentinean peso, have undergone significant devaluation in the past. Although we enter into forward contracts to economically hedge our risks associated with transactions denominated in foreign currencies, no assurances can be made that exchange rate fluctuations will not adversely affect our financial condition, results of operations and cash flows.

Our international operations are subject to a variety of laws and regulations, including the U.S. Foreign Corrupt Practices Act and regulations issued by the U.S. Customs Service, the Bureau of Industry and Security, the Office of Foreign Assets Control and various foreign governmental agencies, including applicable export controls, customs, currency exchange control and transfer pricing regulations and various programs administered by the United Nations, as applicable. No assurances can be made that we will continue to be found to be operating in compliance with, or be able to detect violations of, any such laws or regulations. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.

We are continuing our voluntary disclosure to applicable U.S. governmental authorities through an audit of our compliance with the U.S. export control laws and will voluntarily self-disclosure of any potential violations identified. If any violations are identified, then such disclosure could result in substantial fines and other penalties. See Item 3. “Legal Proceedings” for more information.

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

There are inherent limitations to the effectiveness of internal control over financial reporting.

In connection with our 2006 assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, our management concluded that as of December 31, 2006, our internal control over financial reporting was effective.

While assessed as effective, because of its inherent limitations, there is a risk that internal control over financial reporting may not prevent or detect misstatements. These inherent limitations include the possibility of human error and the circumvention or overriding of the controls and procedures. Also, projections of any evaluation of effectiveness in internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or internal control procedures may deteriorate.

We may be unable to deliver our backlog on time which could affect our future sales and profitability and our relationships with customers.

At December 31, 2006, backlog reached $1.6 billion. In 2007, our ability to meet customer delivery schedules for backlog is dependent on a number of factors including, but not limited to, sufficient manufacturing plant capacity, access to the raw materials and other inventory required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects, and appropriate planning and scheduling of manufacturing resources. Many of the contracts we enter into with our customers require long manufacturing lead times and contain penalty clauses related to on-time delivery. Failure to deliver in accordance with customer expectations could subject us to financial penalties, may result in damage to existing customer relationships, could negatively impact our financial performance, and potentially cause adverse changes in the market price of our outstanding common stock.

Our business depends on the levels of capital investment and maintenance expenditures by our customers, which in turn are affected by the cyclical nature of their markets and their liquidity.

Demand for most of our products depends on the level of new capital investment and planned maintenance expenditures by our customers. The level of capital expenditures by our customers depends, in turn, on the general economic conditions and their industries, and the expectations of future market behavior.

The businesses of many of our customers, particularly oil and gas companies, chemical companies and general industrial companies are, to varying degrees, cyclical and have experienced periodic downturns. Our customers in these industries historically have tended to delay large capital projects, including expensive maintenance and upgrades, during economic downturns. For example, demand for our products and services from our general industrial customers, such as steel and pulp and paper manufacturers, was negatively impacted by the U.S. recession in the early part of this decade. Similarly, in response to high oil and natural gas prices and a weak demand for their products due to the soft economy, during the past several years our chemical customers reduced their spending on capital investments and operated their facilities at lower levels, reducing demand for our products and services. Some of our customers may delay capital maintenance even during favorable conditions in their markets. For example, while high oil prices generally spur demand for our products and services in upstream petroleum markets, they often reduce demand for our products and services from oil refineries, as refiners seek to take advantage of favorable margins by operating at high levels of capacity utilization and deferring maintenance.

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

The diminished demand for our products and services could lead to excess manufacturing capacity and subsequent accelerated erosion of average selling prices in our industry, which could adversely affect our business, results of operations, including profit margins, financial condition, and cash flows.

We sell our products in highly competitive markets, which results in pressure on our profit margins and limits our ability to maintain or increase the market share of our products.

The markets for our products are fragmented and highly competitive. We compete against large and well-established national and global companies, as well as regional and local companies, low cost replicators of spare parts and in-house maintenance departments of our end user customers. We compete based on price, technical expertise, timeliness of delivery contractual terms, previous installation history and reputation for quality and reliability, with price competition tending to be more significant for sales to original equipment manufacturers. Some of our customers are attempting to reduce the number of vendors from which they purchase in order to reduce the size and diversity of their inventory. To remain competitive, we will need to invest continuously in manufacturing, marketing, customer service and support and our distribution networks. No assurances can be made that we will have sufficient resources to continue to make the investment required to maintain or increase our market share or that our investments will be successful. If we do not compete successfully, our business, financial condition, results of operations and cash flows could be adversely affected.

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

We use hazardous substances and generate hazardous wastes in many of our manufacturing and foundry operations. Most of our current and former properties are or have been used for industrial purposes, and some may require clean-up of historical contamination. We are currently conducting investigation and/or remediation activities at a number of locations where we have known environmental concerns. In addition, we have been identified as one of many potentially responsible parties at four Superfund sites. The projected cost of remediation at these sites, as well as our alleged “fair share” allocation, is uncertain and speculative until all studies have been completed and the parties have either negotiated an amicable resolution or the matter has been judicially resolved.

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

We are a defendant in a large number of lawsuits that seek to recover damages for personal injury allegedly resulting from exposure to asbestos-containing products formerly manufactured and/or distributed by us. All such products were used as self-contained components of process equipment, and we do not believe that there was any significant emission of ambient asbestos-containing fiber during the use of this equipment. Although we are defending these allegations vigorously and believe that a high percentage of these lawsuits are covered by insurance or indemnities from other companies, there can be no assurance that we will prevail or that payments made by insurance or such other companies would be adequate, and unfavorable rulings, judgments and/or settlement terms could adversely impact our business, financial condition, results of operations and cash flows.

Our business may be adversely impacted by work stoppages and other labor matters.

As of December 31, 2006, we had approximately 14,000 employees, approximately half of whom were located in the U.S. Of our U.S. employees, approximately 7% are represented by unions. We also have unionized employees in Argentina, Australia, Austria, Belgium, Brazil, Canada, Finland, France, Germany, Italy, Japan, Mexico, the Netherlands, Spain, Sweden, Switzerland and the United Kingdom. Although we believe that our relations with our employees are good and we have not experienced any material strikes or work stoppages recently, no assurances can be made that we will not in the future experience these and other types of conflicts with labor unions, works councils, other groups representing employees, or our employees generally, or that any future negotiations with our labor unions will not result in significant increases in the cost of labor.

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

We purchase substantially all electric power and other raw materials we use in the manufacturing of our products from outside sources. The costs of these raw materials have been volatile historically and are influenced by factors that are outside our control. In recent years, the prices for energy, metal alloys, nickel and certain other of our raw materials have increased, with the prices for energy currently exceeding historical averages. We also strive to offset our increased costs through Continuous Improvement Process (“CIP”) initiative, where gains are achieved in operational efficiencies. If we are unable to pass increases in the costs of our raw materials to our customers, our operating margins and results of operations may be adversely affected.

Significant changes in pension fund investment performance or assumptions relating to pension costs may have a material effect on the valuation of our obligations under our defined benefit pension plans, the funded status of these plans and our pension expense.

We maintain defined benefit pension plans that are required to be funded in the U.S., the United Kingdom, India, Japan, Mexico and the Netherlands, and defined benefit plans that are not required to be funded in Germany, France, Austria and Sweden. Our pension liability is materially affected by the discount rate used to measure our pension obligations and, in the case of the plans that are required to be funded, the level of plan assets available to fund those obligations and the expected long-term rate of return on plan assets. A change in the discount rate can result in a significant increase or decrease in the valuation of pension obligations, affecting the reported status of our pension plans and our pension expense. Significant changes in investment performance or a change in the portfolio mix of invested assets can result in increases and decreases in the valuation of plan assets or in a change of the expected rate of return on plan assets. Changes in the expected return on plan assets assumption can result in significant changes in our pension expense. We currently expect to make substantial contributions to our U.S. and foreign defined benefit pension plans during the next three years, and may make additional substantial contributions thereafter. In addition, pension reform legislation was passed in late 2006 which included minimum funding requirements effective for 2008. We are reviewing our funding policy related to the U.S. Pension Plan in accordance with the new law.

We may continue to have exposure to liabilities arising from our failure to maintain registration under the Securities Act for certain acquisitions of interest in our common stock fund in the Flowserve Corporation Retirement Savings Plan (“401(k) plan”).

Between May 1, 2005 and September 29, 2006 (the “Relevant Period”), due to the then non-current status of our filings with the SEC in accordance with the Securities Exchange Act of 1934, our registration statement on Form S-8 was not available to cover offers and sales of securities to our employees and other persons. As a result, the acquisition of securities by the 401(k) plan on behalf of participants in our 401(k) Plan during the Relevant Period did not comply with the registration requirements of the Securities Act. During the Relevant Period units of interest (“Units”) representing a total of 464,033 shares of our common stock were purchased on behalf of participants in our 401(k) Plan through application of: (i) salary reduction contributions from employees, (ii) fixed matching source funds from Flowserve and (iii) intra-plan transfers of funds by participants out of other investments in the 401(k) Plan into Units. Our failure to maintain the effectiveness of our registration statement on Form S-8 gave the participants who directed the 401(k) Plan to purchase Units during the Relevant Period the right to rescind these purchases (or recover damages if they had sold their Units) for up to one year under federal law following the purchase of these Units. In order to address this compliance issue, we conducted a rescission offering that expired on January 8, 2007. Under the terms of the rescission offering, we made payments to participants who accepted the offer and who had sold shares acquired during the Relevant Period at a loss. We also acquired shares from accepting participants who had acquired shares during the Relevant Period at a price (together with interest at the applicable state rate) that exceeded the closing price of a share of our common stock on January 8, 2007 ($48.98). Participants from whom we acquired shares in the rescission offering received the acquisition price they paid for their shares, together with interest. We paid a total of $386,750.59 to accepting participants (which included $15,557.95 for shares sold at a loss, and $371,192.64 as acquisition price (i.e., participant’s actual cost) and interest) for the 6,766 shares we acquired from participants pursuant to this rescission offering.

It is unclear, however, whether or not participants in our 401(k) plan continue to have any rescission rights under the federal securities laws following the expiration of the rescission offering. It is the view of the SEC staff that a right of rescission created under the Securities Act may survive a rescission offer. However, federal courts in the past have ruled that a person who rejects or fails to accept a rescission offer is precluded from later seeking similar relief. The remedies and statute of limitations under state securities laws vary and depend upon the state in which the shares were purchased. We believe, however, that the acquisitions of Units made on behalf of participants during the Relevant Period were exempt from state registration requirements.

Based upon our current stock price, we believe that our current potential liability for rescission claims is not material to our financial condition or results of operations; however, our potential liability could become material in the future if our stock price were to fall below participants’ acquisition prices for their interest in our stock fund during the one-year period following the unregistered acquisitions and if it were determined by competent legal authorities that our rescission offering did not effectively terminate the rights of participants to seek rescission.

We may incur material costs as a result of product liability and warranty claims, which could adversely affect our financial condition, results of operations and cash flows.

We may be exposed to product liability and warranty claims in the event that the use of one of our products results in, or is alleged to result in, bodily injury and/or property damage or our products actually or allegedly fail to perform as expected. While we maintain insurance coverage with respect to certain product liability claims, we may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against product liability claims. In addition, product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant periods of time, regardless of the ultimate outcome. An unsuccessful defense of a product liability claim could have an adverse affect on our business, results of operations and financial condition and cash flows. Even if we are successful in defending against a claim relating to our products, claims of this nature could cause our customers to lose confidence in our products and our company. Warranty claims are not generally covered by insurance, and we may incur significant warranty costs in the future for which we would not be reimbursed.

Our outstanding indebtedness and the restrictive covenants in the agreements governing our indebtedness limit our operating and financial flexibility.

We are required to make mandatory payments and, under certain circumstances, mandatory prepayments on our outstanding indebtedness, which may require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, research and development efforts and other general corporate purposes and could limit our flexibility in planning for, or reacting to, changes in our business and in the industry.

In addition, the agreements governing our bank credit facilities impose certain operating and financial restrictions on us and somewhat limit management’s discretion in operating our businesses. These agreements limit our ability, among other things, to:

•	incur additional debt;

•	make capital expenditures;

•	change fiscal year;

•	pay dividends and make other distributions;

•	prepay subordinated debt, make investments and other restricted payments;

•	enter into sale and leaseback transactions;

•	create liens;

•	sell assets; and

•	enter into transactions with affiliates.

In addition, our bank credit facilities contain covenants requiring us to deliver to lenders leverage and interest coverage financial covenants and our audited annual and unaudited quarterly financial statements. Our ability to comply with these covenants may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default which, if not cured or waived, may have a material adverse effect on our financial condition, results of operations and cash flows.

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

Furthermore, no guarantees can be made that we will realize the cost savings, synergies or revenue enhancements that we may anticipate from any acquisition, or that we will realize such benefits within the time frame that we expect. If we are not able to timely address the challenges associated with acquisitions and successfully integrate acquired businesses, or if our integrated product and service offerings fail to achieve market acceptance, our business could be adversely affected.

Forward-Looking Information is Subject to Risk and Uncertainty

This Annual Report and other written reports and oral statements we make from time-to-time include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Annual Report regarding our financial position, business strategy, plans and objectives of management for future operations, industry conditions, market conditions and indebtedness covenant compliance are forward-looking statements. In some cases forward looking statements can be identified by terms such as “may,” “will,” “should,” “expect,” “plans,” “seeks,” “anticipate,” “believe,” “estimate,” “predicts,”

“potential,” “continue,” “intends,” or other comparable terminology. These statements are not historical facts or guarantees of future performance but instead are based on current expectations and are subject to significant risks, uncertainties and other factors, many of which are outside of our control.

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

Our major manufacturing facilities operating at December 31, 2006 are presented in the table below. See “Item 1. Business.” for further information with respect to all of our manufacturing and operational facilities, including QRCs:

	Number of Plants	Approximate Square Footage Footage

FPD
U.S.	6	1,229,416
Non-U.S.	16	2,571,453
FCD
U.S.	5	1,102,000
Non-U.S.	17	1,400,000
FSD
U.S.	1	129,570
Non-U.S.	3	218,505

We own most of our major manufacturing facilities. We maintain a substantial network of U.S. and foreign service centers and sales offices, most of which are leased. Our leased facilities are generally covered by long-term leases. We believe we will be able to extend leases on our service centers and sales offices where desired, as they expire. See Note 11 to the consolidated financial statements included in this Annual Report for additional information regarding our operating lease obligations.

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

In 2003, related lawsuits were filed in federal court in the Northern District of Texas (the “Court”), alleging that we violated federal securities laws. Since the filing of these cases, which have been consolidated, the lead plaintiff has amended its complaint several times. The lead plaintiff’s current pleading is the fifth consolidated amended complaint (the “Complaint”). The Complaint alleges that federal securities violations occurred between February 6, 2001 and September 27, 2002 and names as defendants our company, C. Scott Greer, our former Chairman, President and Chief Executive Officer, Renee J. Hornbaker, our former Vice President and Chief Financial Officer, PricewaterhouseCoopers LLP, our independent registered public accounting firm, and Banc of America Securities LLC and Credit Suisse First Boston LLC, which served as underwriters for our two public stock offerings during the relevant period. The Complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, and Sections 11 and 15 of the Securities Act of 1933. The lead plaintiff seeks unspecified compensatory damages, forfeiture by Mr. Greer and Ms. Hornbaker of unspecified incentive-based or equity-based compensation and profits from any stock sales, and recovery of costs. On November 22, 2005, the Court entered an order denying the defendants’ motions to dismiss the Complaint. The case is currently set for trial on October 1, 2007. We continue to believe that the lawsuit is without merit and are vigorously defending the case.

In 2005, a shareholder derivative lawsuit was filed purportedly on our behalf in the 193rd Judicial District of Dallas County, Texas. The lawsuit names as defendants Mr. Greer, Ms. Hornbaker, and current board members Hugh K. Coble, George T. Haymaker, Jr., William C. Rusnack, Michael F. Johnston, Charles M. Rampacek, Kevin E. Sheehan, Diane C. Harris, James O. Rollans and Christopher A. Bartlett. We are named as a nominal defendant. Based primarily on the purported misstatements alleged in the above-described federal securities case, the plaintiff asserts claims against the defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The plaintiff alleges that these purported violations of state law occurred between April 2000 and the date of suit. The plaintiff seeks on our behalf an unspecified amount of damages, injunctive relief and/or the imposition of a constructive trust on defendants’ assets, disgorgement of compensation, profits or other benefits received by the defendants from us, and recovery of attorneys’ fees and costs. We strongly believe that the suit was improperly filed and have filed a motion seeking dismissal of the case. The Court has since ordered the plaintiffs to replead. The trial is currently set for March 2007, although the parties have submitted an agreed motion to continue the trial date.

On March 14, 2006, a shareholder derivative lawsuit was filed purportedly on our behalf in federal court in the Northern District of Texas. The lawsuit names as defendants Mr. Greer, Ms. Hornbaker, and the following board members Mr. Coble, Mr. Haymaker, Mr. Kling, Mr. Rusnack, Mr. Johnston, Mr. Rampacek, Mr. Sheehan, Ms. Harris, Mr. Rollans and Mr. Bartlett. We are named as a nominal defendant. Based primarily on certain of the purported misstatements alleged in the above-described federal securities case, the plaintiff asserts claims against the defendants for breaches of fiduciary duty. The plaintiff alleges that the purported breaches of fiduciary duty occurred between 2000 and 2004. The plaintiff seeks on our behalf an unspecified amount of damages, disgorgement by Mr. Greer and Ms. Hornbaker of salaries, bonuses, restricted stock and stock options, and recovery of attorneys’ fees and costs. We strongly believe that the suit was improperly filed and have filed a motion seeking dismissal of the case.

On February 7, 2006, we received a subpoena from the SEC seeking documents and information relating primarily to products that two of our foreign subsidiaries delivered to Iraq from 1996 through 2003 under the United Nations Oil-for-Food Program. We believe that the SEC’s investigation is focused primarily on whether any inappropriate payments were made to Iraqi officials in violation of the federal securities laws. The investigation includes periods prior to, as well as subsequent to, our acquisition of the foreign operations involved in the investigation. We may be subject to certain liabilities if violations are found regardless of whether they relate to periods before or subsequent to our acquisition.

In addition, the two foreign subsidiaries have been contacted by governmental authorities in their respective countries concerning their involvement in the United Nations Oil-for-Food Program. We are unable to predict how the foreign governmental authorities will pursue either of these matters in the future. We believe that the SEC and the foreign governmental authorities are also investigating other companies in connection with the United Nations Oil-for-Food Program.

We engaged outside counsel in February 2006 to conduct an investigation of our foreign subsidiaries’ participation in the United Nations Oil-for-Food program. The Audit Committee of the Board of Directors has been regularly monitoring this situation since the receipt of the SEC subpoena and assumed direct oversight of the investigation in January 2007. We currently expect the investigation will be completed during the second quarter of 2007.

Our investigation has included, among other things, a detailed review of contracts with the Iraqi government under the United Nations Oil-for-Food Program during 1996 through 2003, a forensic review of the accounting records associated with these contracts, and interviews of persons with knowledge of the events in question. Our investigation has found evidence to date that, during the years 2001 through 2003, certain non-U.S. personnel at the two foreign subsidiaries authorized payments in connection with certain of our product sales under the United Nations Oil-for-Food Program totaling approximately €0.6 million, which were subsequently deposited by a third party into Iraqi-controlled bank accounts. These payments were not authorized under the United Nations Oil-for-Food Program and were not properly documented in the subsidiaries’ accounting records but were expensed as paid. During the course of the investigation, certain other potential issues involving non-U.S. personnel were identified at one of the foreign subsidiaries, which are currently under review.

We have taken certain disciplinary actions against persons who engaged in wrongful conduct, violated our ethics policies or failed to cooperate fully in the investigation, including terminating the employment of certain non-U.S. senior management personnel at one of the foreign subsidiaries. Certain other non-U.S. senior management personnel at that facility involved in the above conduct had been previously separated from the Company for other reasons.

We will continue to fully cooperate in both the SEC and the foreign investigations. The investigations are in progress but, at this point, are incomplete. Accordingly, if the SEC and/or the foreign authorities take enforcement action with regard to these investigations, we may be required to pay fines, disgorge profits, consent to injunctions against future conduct or suffer other penalties which could potentially materially impact our business, financial condition, results of operations and cash flows.

In March 2006, we initiated a process to determine our compliance with U.S. export control laws and regulations. Upon initial investigation, it appeared that some product transactions and technology transfers were not necessarily in full compliance with U.S. export control laws and regulations. As a result, in conjunction with outside counsel, we are currently involved in a systematic process to conduct further review, validation, and voluntary disclosure of certain apparent export violations discovered as part of this review process. We currently believe this process will not be substantially complete until the first quarter of 2008, given the complexity of the export laws and the current scope of the investigation. Any violations of U.S. export control laws and regulations that are identified and disclosed to the U.S. government may result in civil or criminal penalties, including fines and/or other penalties. Because our review into this issue is ongoing, we are currently unable to determine the full extent of any confirmed violations or determine the nature or total amount of potential penalties to which we might be subject to in the future. Given that the resolution of this matter is uncertain at this time, we are not able to reasonably estimate the maximum amount of liability that could result from final resolution of this matter. We cannot currently predict whether the ultimate resolution of this matter will have a material adverse effect on our business, including our ability to do business outside the U.S., or on our financial condition.

Between May 1, 2005 and September 29, 2006 (the “Relevant Period”), due to the then non-current status of our filings with the SEC in accordance with the Securities Exchange Act of 1934, our registration statement on Form S-8 was not available to cover offers and sales of securities to our employees and other persons. As a result, the acquisition of securities by the 401(k) plan on behalf of participants in our 401(k) Plan during the Relevant Period did not comply with the registration requirements of the Securities Act. During the Relevant Period units of interest (“Units”) representing a total of 464,033 shares of our common stock were purchased on behalf of participants in our 401(k) Plan through application of: (i) salary reduction contributions from employees, (ii) fixed matching source funds from Flowserve and (iii) intra-plan transfers of funds by participants out of other investments in the

401(k) Plan into Units. Our failure to maintain the effectiveness of our registration statement on Form S-8 gave the participants who directed the 401(k) Plan to purchase Units during the Relevant Period the right to rescind these purchases (or recover damages if they had sold their Units) for up to one year under federal law following the purchase of these Units. In order to address this compliance issue, we conducted a rescission offering that expired on January 8, 2007. Under the terms of the rescission offering, we made payments to participants who accepted the offer and who had sold shares acquired during the Relevant Period at a loss. We also acquired shares from accepting participants who had acquired shares during the Relevant Period at a price (together with interest at the applicable state rate) that exceeded the closing price of a share of our common stock on January 8, 2007 ($48.98). Participants from whom we acquired shares in the rescission offering received the acquisition price they paid for their shares, together with interest. We paid a total of $386,750.59 to accepting participants (which included $15,557.95 for shares sold at a loss, and $371,192.64 as acquisition price (i.e., participant’s actual cost) and interest for the 6,766 shares we acquired from participants pursuant to this rescission offering.

It is unclear, however, whether or not participants in our 401(k) plan continue to have any rescission rights under the federal securities laws following the expiration of the rescission offering. It is the view of the SEC staff that a right of rescission created under the Securities Act may survive a rescission offer. However, federal courts in the past have ruled that a person who rejects or fails to accept a rescission offer is precluded from later seeking similar relief. The remedies and statute of limitations under state securities laws vary and depend upon the state in which the shares were purchased. We believe, however, that the acquisitions of Units made on behalf of participants during the Relevant Period were exempt from state registration requirements.

Based upon our current stock price, we believe that our current potential liability for rescission claims is not material to our financial condition or results of operations; however, our potential liability could become material in the future if our stock price were to fall below participants’ acquisition prices for their interest in our stock fund during the one-year period following the unregistered acquisitions and if it were determined by competent legal authorities that our rescission offering did not effectively terminate the rights of participants to seek rescission.

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

As a consequence of all legal matters, including settlements of both publicly disclosed litigation and otherwise, we recognized expenses of approximately $8 million, $7 million and $17 million in 2006, 2005 and 2004, respectively. Total legal fees and expenses, including the amounts above, were approximately $27 million, $16 million and $31 million in 2006, 2005 and 2004, respectively.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on the NYSE under the symbol “FLS”. On February 16, 2007, our records showed approximately 1,839 shareholders of record. The following table sets forth the range of high and low prices per share of our common stock for the periods indicated.

PRICE RANGE OF FLOWSERVE COMMON STOCK
(Intraday High/Low Prices)

	2006	2005	2004

First Quarter	$58.46/$40.91	$27.72/$23.69	$22.77/$18.64
Second Quarter	$60.75/$48.70	$31.25/$25.16	$25.09/$19.47
Third Quarter	$55.54/$47.84	$37.78/$29.73	$25.35/$21.21
Fourth Quarter	$55.28/$48.52	$39.75/$32.75	$28.18/$20.40

STOCK PERFORMANCE GRAPH

The following graph compares the most recent five-year performance of the Company’s common stock with the S&P 500 Index and S&P 500 Industrial Machinery (formerly referred to as Machinery (Diversified) — 500 Index). It shows an investment of $100 on December 31, 2001, and the reinvestment of any dividends over the following five years.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG FLOWSERVE CORPORATION,
S&P 500 INDEX AND INDUSTRIAL MACHINERY INDEX

ASSUMES $100 INVESTED ON DEC. 31, 2001
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2006

TOTAL RETURN TO SHAREHOLDERS
(INCLUDES REINVESTMENT OF DIVIDENDS)

	Indexed Returns
	Year Ending
	Base
	Period
Company/Index	2001	2002	2003	2004	2005	2006
Flowserve Corporation	100	55.58	78.47	103.49	148.67	189.67
S&P 500 Index	100	77.90	100.25	111.15	116.61	135.03
S&P 500 Industrial Machinery	100	99.13	137.16	162.02	158.88	181.42

We did not pay dividends on our common stock in 2006. On February 28, 2007, our board of directors authorized the payment of a quarterly cash dividend of 15 cents per share payable on April 11, 2007 to shareholders or records as of March 28, 2007. Any subsequent dividends will be reviewed on a quarterly basis and declared by our board or directors at its discretion dependent on the board’s assessment of our financial situation and business outlook at the applicable time.

The declaration and payment of dividends is subject to limitations under our credit facilities, which prohibit declaration and payment of dividends at any time there is a default thereunder and cap the aggregate amount of dividends that may be made during the term of the new credit facilities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources — Credit Facilities” for additional information on our credit facilities.

Unregistered Sales of Equity Securities

As noted elsewhere in this Form 10-K during the Relevant Period (the period from May 1, 2005 through September 29, 2006) our registration statements on Form S-8 were not available to cover offers and sales of our securities to employees and other persons because our financial statements were not current. As a result, the acquisition of units of interest (“Units”) representing a total of 464,033 shares of our common stock by our 401(k) plan on behalf of participants in our 401(k) Plan during the Relevant Period did not comply with the registration requirements of the Securities Act. Our failure to maintain the effectiveness of our registration statement on Form S-8 gave the participants who directed the 401(k) Plan to purchase Units during the Relevant Period the right to rescind these purchases (or recover damages if they had sold their Units) for up to one year under federal law following the purchase of these Units. In order to address this compliance issue, as explained elsewhere in this Form 10-K we conducted a rescission offering that expired on January 8, 2007 pursuant to which we made certain payments to accepting participants. It is unclear, however, whether or not participants in our 401(k) plan continue to have any rescission rights under the federal securities laws following the expiration of the rescission offering. It is the view of the SEC staff that a right of rescission created under the Securities Act may survive a rescission offer. However, federal courts in the past have ruled that a person who rejects or fails to accept a rescission offer is precluded from later seeking similar relief. The remedies and statute of limitations under state securities laws vary and depend upon the state in which the shares were purchased. We believe, however, that the acquisitions of Units made on behalf of participants during the Relevant Period were exempt from state registration requirements. Based on our current stock price, we believe that our current potential liability for rescission claims is not material to our financial condition or results of operations; however, our potential liability could become material in the future if our stock price were to fall below participants’ acquisition prices for their interest in our stock fund during the one-year period following the unregistered acquisitions and if it were determined by competent legal authorities that our rescission offering did not effectively terminate the rights of participants to seek rescission.

During 2006, we issued an aggregate of 415,070 shares of restricted stock to employees pursuant to the 2004 Stock Compensation Plan. We believe these securities are not subject to registration under the “no sale” principle or were otherwise issued pursuant to exemptions from registration under Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number of
	Total Number		Shares Purchased as	Shares That May
	of Shares	Average Price	Part of Publicly	Yet be Purchased
Period	Purchased(1)	Paid per Share	Announced Plan(2)	Under the Plan(2)

October 1-31, 2006	1,973	$53.79	0	2,000,000
November 1-30, 2006	524,079	$53.47	518,300	1,481,700
December 1-31, 2006	781,600	$52.08	781,600	700,100

Total	1,307,652	$52.64	1,299,900	700,100

(1)	Represents 1,973 shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards and 5,779 shares of common stock purchased by a rabbi trust that we established in connection with our director deferral plans pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

(2)	We announced our plan to repurchase up to two million shares on September 29, 2006. We did not set an expiration date for the repurchase plan.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2006(a)	2005(b)(f)	2004(c)(f)	2003(d)(f)	2002(e)(f)
	(Amounts in thousands, except per share data and ratios)

RESULTS OF OPERATIONS
Sales	$3,061,063	$2,695,277	$2,522,489	$2,248,852	$2,084,388
Gross profit	1,007,302	870,561	763,158	684,126	637,017
Selling, general and administrative expense	(782,503)	(684,271)	(605,145)	(514,229)	(442,791)
Integration expense	—	—	—	(15,786)	(16,134)
Restructuring expense	—	—	—	(2,162)	(4,347)
Operating income	239,619	198,823	166,079	154,761	175,750
Interest expense	(65,688)	(74,125)	(80,407)	(83,720)	(94,923)
Provision for income taxes	(73,238)	(40,583)	(42,097)	(18,165)	(33,298)
Income from continuing operations	114,038	51,419	28,751	51,252	37,505
Income from continuing operations per share (diluted)	2.00	0.91	0.52	0.93	0.72
Net earnings	115,032	17,074	27,069	45,237	32,544
Net earnings per share (diluted)	2.02	0.30	0.49	0.82	0.62
Cash flows from operating activities	163,186	127,445	267,501	181,304	248,598
Dividends paid per share	—	—	—	—	—
FINANCIAL CONDITION
Working capital	$418,846	$398,356	$358,116	$468,317	$527,612
Total assets	2,869,235	2,613,664	2,650,368	2,693,976	2,652,562
Total debt	564,569	665,136	701,844	950,748	1,095,383
Retirement obligations and other liabilities	408,094	396,013	397,655	370,201	360,517
Shareholders’ equity	1,020,586	853,406	886,558	835,927	721,246
FINANCIAL RATIOS
Return on average net assets	8.1%	5.6%	5.1%	4.6%	5.0%
Net debt to capital ratio	32.6%	40.0%	41.9%	51.8%	59.2%

(a)	Results of operations in 2006 include stock option expense of $6.9 million as a result of adoption of the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” resulting in a reduction in after tax net earnings of $5.5 million.

(b)	Results of operations in 2005 include a loss on debt extinguishment of $27.7 million and a $30.1 million impairment of assets held for sale related to our General Services Group, which is included in discontinued operations, resulting in a reduction in after tax net earnings of $40.2 million.

(c)	Financial condition in 2004 includes the effects of the accounts receivable securitization, which increased cash by $60.0 million, reduced accounts receivable by $48.7 million and increased total debt by $11.3 million.

(d)	Results of operations in 2003 include integration expense of $19.8 million, of which $4.0 million is included in discontinued operations, and restructuring expense of $2.9 million, of which $0.7 million is included in discontinued operations, resulting in a reduction in after tax net earnings of $14.7 million.

(e)	Results of operations in 2002 include Invensys’ flow control division results from the date of acquisition. Financial results in 2002 also includes integration expense of $16.2 million, restructuring expense of $4.3 million, a loss on debt extinguishment of $11.2 million, and a $5.2 million purchase accounting adjustment associated with the required write-up and subsequent sale of acquired inventory, resulting in a reduction in after tax net earnings of $24.1 million.

(f)	As discussed in Notes 1 and 6 to the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006 regarding our change in accounting for United States inventories from the last-in, first-out method to the first-in, first-out method, selected financial data has been retrospectively adjusted as follows:

	2003		2002
	As Previously		As Previously
	Reported	As Adjusted	Reported	As Adjusted
	(Amounts in thousands)

Sales	$2,248,852	$2,248,852	$2,084,388	$2,084,388
Gross profit	682,920	684,126	640,462	637,017
Selling, general and administrative expense	(514,229)	(514,229)	(442,791)	(442,791)
Operating income	153,557	154,761	179,195	175,750
Provision for income taxes	(17,735)	(18,165)	(34,528)	(33,298)
Income from continuing operations	50,477	51,252	39,721	37,505
Net earnings	44,463	45,237	34,759	32,544
Net earnings per share (diluted)	0.80	0.82	0.67	0.62

The impact of this change in accounting method on periods prior to January 1, 2002 is reflected as an increase of $14.9 million to beginning retained earnings as of January 1, 2002.

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

EXECUTIVE OVERVIEW

We are an established leader in the fluid motion and control business, with a strong portfolio of pumping systems, valves, sealing solutions, automation and services in support of the oil and gas, chemical, power generation, water treatment and general industrial markets. These products are integral to the movement, control and protection of fluids in customers’ critical processes, whether it is a refinery, a power generation facility or a transportation pipeline. Our business model is heavily influenced by the capital spending of these industries for the placement of new products into service and for maintenance on existing facilities. The worldwide installed base of our products is another important source of revenue, where products are expected to ensure the maximum operating time of many key industrial processes. The aftermarket business includes parts, service solutions, product life cycle solutions and other value added services, and is generally a higher margin business and a key component to our profitable growth.

We have experienced favorable conditions in 2006 in several of our core markets, specifically oil and gas. The rise of the price of crude oil and natural gas, in particular, has spurred capital investment in the oil and gas market, resulting in many new projects and expansion opportunities. Favorable market conditions have resulted in corresponding growth, much of which is in non-traditional areas of the world where new oil and gas reserves have been discovered. We believe the outlook for our business remains favorable; however, we believe that oil and gas prices will fluctuate in the future and such volatility could have a negative impact on our business in some or all of the geographical areas in which we conduct business. We and our customers are seeing rapid growth in the Middle East and Asia, with China providing a significant source of project growth. We continue to execute on our strategy to increase our presence in all of these regions to capture aftermarket business through the current installed base, as well as new projects and process plant expansions. The opportunity to increase the installed base of new products and drive recurring aftermarket business in future years is a critical by-product of these favorable market conditions. Although we have experienced strong demand for our products and services in recent periods, we face challenges affecting many companies in our industry and/or with significant international operations.

We currently employ approximately 14,000 employees in more than 55 countries who are focused on six key strategies that reach across the business. See “Our Strategies” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) for a discussion of our six key strategies. We continue to build on our geographic breadth with the implementation of additional Quick Response Centers (“QRCs”) with the goal to be positioned as near to the customers as possible for service and support in order to capture this important aftermarket business. Along with ensuring that we have the local capability to sell, install and service our equipment in remote regions, it becomes equally imperative to continuously improve our global operations. Our global supply chain capability is being expanded to meet global customer demands and ensure the quality and timely delivery of our products. Significant efforts are underway to reduce the supply base and drive processes across the divisions to find areas of synergy and cost reduction. In addition, we are improving our supply chain management capability to ensure it can meet global customer demands. We continue to focus on improving on-time delivery and quality, while reducing warranty costs across our global operations through a focused Continuous Improvement Process (“CIP”) initiative. The goal of the CIP initiative is to maximize service fulfillment to customers such as on-time delivery, reduced cycle time and quality at the highest internal productivity. This program is a key factor in our margin expansion plans.

RECENT DEVELOPMENTS

Legal and Regulatory Matters

On February 7, 2006, we received a subpoena from the SEC seeking documents and information relating primarily to products that two of our foreign subsidiaries delivered to Iraq from 1996 through 2003 under the United Nations Oil-for-Food Program. We believe that the SEC’s investigation is focused primarily on whether any inappropriate payments were made to Iraqi officials in violation of the federal securities laws. The investigation includes periods prior to, as well as subsequent to, our acquisition of the foreign operations involved in the investigation. We may be subject to certain liabilities if violations are found regardless of whether they relate to periods before or subsequent to our acquisition.

In addition, the two foreign subsidiaries have been contacted by governmental authorities in their respective countries concerning their involvement in the United Nations Oil-for-Food Program. We are unable to predict how the foreign governmental authorities will pursue either of these matters in the future. We believe that the SEC and the foreign governmental authorities are also investigating other companies in connection with the United Nations Oil-for-Food Program.

We engaged outside counsel in February 2006 to conduct an investigation of our foreign subsidiaries’ participation in the United Nations Oil-for-Food program. The Audit Committee of the Board of Directors has been regularly monitoring this situation since the receipt of the SEC subpoena and assumed direct oversight of the investigation in January 2007. We currently expect the investigation will be completed during the second quarter of 2007.

Our investigation has included, among other things, a detailed review of contracts with the Iraqi government under the United Nations Oil-for-Food Program during 1996 through 2003, a forensic review of the accounting records associated with these contracts, and interviews of persons with knowledge of the events in question. Our investigation has found evidence to date that, during the years 2001 through 2003, certain non-U.S. personnel at the two foreign subsidiaries authorized payments in connection with certain of our product sales under the United Nations Oil-for-Food Program totaling approximately €0.6 million, which were subsequently deposited by a third party into Iraqi-controlled bank accounts. These payments were not authorized under the United Nations Oil-for-Food Program and were not properly documented in the subsidiaries’ accounting records but were expensed as paid. During the course of the investigation, certain other potential issues involving non-U.S. personnel were identified at one of the foreign subsidiaries, which are currently under review.

We have taken certain disciplinary actions against persons who engaged in wrongful conduct, violated our ethics policies or failed to cooperate fully in the investigation, including terminating the employment of certain

non-U.S. senior management personnel at one of the foreign subsidiaries. Certain other non-U.S. senior management personnel at that facility involved in the above conduct had been previously separated from our company for other reasons.

We will continue to fully cooperate in both the SEC and the foreign investigations. The investigations are in progress but, at this point, are incomplete. Accordingly, if the SEC and/or the foreign authorities take enforcement action with regard to these investigations, we may be required to pay fines, disgorge profits, consent to injunctions against future conduct or suffer other penalties which could potentially materially impact our business, financial condition, results of operations and cash flows.

In March 2006, we initiated a process to determine our compliance posture with respect to U.S. export control laws and regulations. Upon initial investigation, it appeared that some product transactions and technology transfers were not necessarily in full compliance with U.S. export control laws and regulations. As a result, in conjunction with outside counsel, we are currently involved in a systematic process to conduct further review, validation, and voluntary disclosure of certain apparent export violations discovered as part of this review process. We currently believe this process will not be substantially complete until the first quarter of 2008, given the complexity of the export laws and the current scope of the investigation. Any violations of U.S. export control laws and regulations that are identified and disclosed to the U.S. government may result in civil or criminal penalties, including fines and/or other penalties. Because our review into this issue is ongoing, we are currently unable to determine the full extent of any confirmed violations or determine the nature or total amount of potential penalties to which we might be subject to in the future. Given that the resolution of this matter is uncertain at this time, we are not able to reasonably estimate the maximum amount of liability that could result from final resolution of this matter. We cannot currently predict whether the ultimate resolution of this matter will have a material adverse effect on our business, including our ability to do business outside the U.S., or on our financial condition.

Other matters

On September 29, 2006, our Board of Directors authorized a program to repurchase up to two million shares of our outstanding common stock. Shares may be repurchased to offset potentially dilutive effects of stock options issued under our equity-based compensation programs. We commenced the program in October 2006 and repurchased 1.3 million shares for $68.4 million during the fourth quarter of 2006. Subsequent repurchases as of February 26, 2007 have totaled 0.5 million shares for $25.0 million. We expect to conclude the program by the end of the second quarter of 2007.

BUSINESS OVERVIEW

Our Company

We believe that we are a world-leading manufacturer and aftermarket service provider of comprehensive flow control systems. We develop and manufacture precision-engineered flow control equipment such as pumps, valves and seals, for critical service applications that require high reliability. We use our manufacturing platform to offer a broad array of aftermarket equipment services such as installation, advanced diagnostics, repair and retrofitting.

Operations are conducted through three business segments that are referenced throughout this document:

•	Flowserve Pump Division (“FPD”): engineered pumps, industrial pumps and related services;

•	Flow Control Division (“FCD”): industrial valves, manual valves, control valves, nuclear valves, valve actuators and controls and related services; and

•	Flow Solutions Division (“FSD”): precision mechanical seals and related products and services.

Our product portfolio is built on more than 50 well-respected brand names such as Worthington, IDP, Valtek, Limitorque, and Durametallic. This portfolio is believed to be one of the most comprehensive in the industry. The products and services are sold either directly or through designated channels to more than 10,000 companies, including some of the world’s leading engineering and construction firms, original equipment manufacturers (“OEMs”), distributors and end users.

Our Markets

Our products and services are used in several distinct industries: oil and gas, chemical, power generation and water treatment, as well as a number of other industries that are collectively refer to as general industries.

Demand for most of our products depends on the level of new capital investment and planned maintenance expenditures by our customers. The level of capital expenditures depends, in turn, on the general economic conditions, which are related to the phase of the cycle in their industries and the expectations of future market behavior. The levels of maintenance spend are driven by the reliability of the equipment, planned downtimes for maintenance and the required capacity utilization of the process.

The oil and gas industry represented approximately 43% and 35% of our bookings in 2006 and 2005, respectively. High petroleum prices generally drove additional investment in upstream (exploration and production) petroleum projects and significantly contributed to the increase in bookings. Many of these projects were in Asia, Africa, the Middle East and South America and reflect opportunities with national, international, and other major oil companies. Based on the current and future expectations of oil and gas price levels as compared to historical levels, oil and gas companies are encouraged to evaluate new resources, new technologies and explore different options such as oil sands, deepwater, heavy oil and the Arctic region.

In the downstream segment of the industry (refining and transportation), high crude oil prices have historically reduced the demand for our products and services from crude oil refineries and natural gas processors as they sought to take advantage of favorable refining margins by operating at high levels of capacity utilization and deferring maintenance. The current global demand for larger amounts of oil and oil derivatives has been stimulated by the rapid economic growth in developing countries and general growth in the rest of the world. The available refining capacity is not currently adequate to meet the market demand for refined products. The refineries are additionally pressured by new clean fuel regulations, which result in activities such as revamps and upgrades to address these environmental concerns. These situations have been positive for our products as oil and gas companies try to address the supply to the market with increased capacity and the right quality of products to meet tightening regulations.

Output of the worldwide chemical industry during 2006 expanded slightly as compared with 2005. This was mirrored in increased capacity utilization rates in key chemical producing countries such as the United States (“U.S.”) and Germany, which recovered modestly throughout 2006. The good growth in profitability among major chemical companies and a legacy of underinvestment from 2000 to 2003 encouraged increased global capital expenditure by the chemical industry during 2006. The growth in the U.S. chemical industry, however, was slower than in 2005. In contrast, Asia-Pacific, (particularly China) continues to be a major focus of investment for the chemical industry. Although the global chemical industry is in a more mature phase of its cycle, output growth predictions provided by independent third parties for 2007 are modestly higher than for 2006. We are also seeing increased opportunities in alternative energy sources such as ethanol. We believe this and the forecasted growth in capital expenditures should help sustain continuing healthy demand for our products from this industry. The chemical industry represented approximately 15% and 18% of our bookings in 2006 and 2005, respectively.

Early in 2006, high natural gas prices diminished the profitability of many power generators that in recent years made significant investments in power plants fueled by natural gas. The profitability of these power generators improved throughout 2006, as natural gas prices trended lower. The power generators have been able to recover a portion of their higher costs through rate increases, but their liquidity is still challenged due to overinvestment in these power facilities in recent years and volatility in natural gas prices. This volatility has led to a renewed interest in coal and nuclear generation plants.

A number of nuclear power generators are planning significant maintenance activities. We have seen an increase in orders in this industry, and it has been a positive contributor to 2006 bookings, sales and earnings. In addition, there are several coal-fired power plants planned for the U.S. and China, and we are actively pursuing the flow control opportunities for these projects. The revenue opportunity for products at a coal-fired plant typically can be three times that of a natural gas power plant. We are also seeing increased activity in alternative energy sources such as geothermal. The power industry represented approximately 13% and 14% of our bookings in 2006 and 2005, respectively.

Worldwide demand for fresh water and water treatment continues to create demand for new facilities or for upgrades of existing systems, many of which require products that we offer, especially pumps. We believe we are a global leader in the desalination market, which is an important source of fresh water in the Mediterranean area and the Middle East. We expect that this trend in desalination will expand from the traditional areas, as previously mentioned, to other coastal areas around the globe. This is a significant market for pump and valve actuation products. In 2006 and 2005, the water market represented approximately 6% and 7%, respectively, of our bookings.

General industries comprises a variety of different businesses, including mining and ore processing, pulp and paper, food and beverage, and other smaller applications, none of which individually represents more than 5% of total bookings in 2006 and 2005. General industries represented approximately 23% and 26% of our bookings in 2006 and 2005, respectively. We saw some improvement in these businesses in 2006, most notably mining and ore processing and expect stable growth in 2007.

Our customers include engineering contractors, OEMs, end users and distributors. Sales to engineering contractors and OEMs are typically for large project orders, as are certain sales to distributors. Project orders generally have lead times in excess of three months. Project orders are typically procured for customers either directly from us or indirectly from contractors for new construction projects or facility enhancement projects.

The quick turnaround business, which we also refer to as the “book and ship” business, is defined as orders that are received from the customer (booked) and shipped within three months of receipt. These orders are typically for more standard products, parts or services. Each of our three business segments generates certain levels of this type of business.

We use our manufacturing platform to offer a broad array of aftermarket equipment services such as installation, advanced diagnostics, repair and retrofitting. Timelines of delivery, quality and the proximity of service centers are important considerations for aftermarket products and services. In geographic regions where we are positioned to provide quick response, we believe customers have traditionally relied on us, rather than our competitors, for aftermarket products due to our highly engineered and customized products. However, the aftermarket for standard products is very competitive, and price competition has generally been increasing. Price competition tends to be less significant for OEMs than aftermarket services and OEM prices have generally been increasing due to decreased levels of supply availability. In the sale of aftermarket products and services, we benefit from a large installed base of pumps, seals and valves, which require maintenance, repair and replacement parts.

The reporting of trends by product type, customer type and business type is based upon analytical review of individual operational results and knowledge of their respective businesses, as we do not formally track revenues by any of these categories. These trends are analyzed as a secondary reporting mechanism that is not derived directly from our general ledger system.

Our Strategies

Our overarching objective is to grow our position as a product and integrated solutions provider in the flow control industry. This objective includes continuing to sell products by building on existing sales relationships and marketing the power of our portfolio of products and services. It also includes delivering specific end- user solutions that help customers attain their business goals by ensuring maximum reliability at a decreased cost of ownership. Sustainable, profitable growth is being driven using six strategies that are well communicated throughout our company. These strategies include: organic growth, globalization, process excellence, portfolio management, organizational capability and technology/innovation. The key elements of these strategies are outlined below.

Organic Growth

Organic growth is an important initiative focused on growing revenues from the existing portfolio of products and services, as well as through the development of new customer-driven products and services. An overarching goal is to focus on opportunities that can maximize the organic growth from existing customers and to evaluate potential new customer-partnering initiatives that maximize the capture of the product’s total life cycle. We are one of the few pump, valve and seal companies that can offer customers a differentiated option of products and services as well as offer an additional option that includes any combination of products and solution support packages across a very broad portfolio. The combined pump and seal end-user teams have historically been particularly successful in delivering new solution programs and increasing organic aftermarket growth.

We seek to capture additional market share by creating mutually beneficial opportunities for us and our customers through sourcing and maintenance alliance programs pursuant to which we provide all or an agreed portion of customers’ parts and servicing needs. These customer alliances enable us to develop long-term professional relationships with our customers and serve as an effective platform for introducing new products and services to our customers and generating additional sales.

We also seek to continue to review the substantial installed pump, seal and valve base as a means to expand the aftermarket services business, as customers are increasingly using third-party aftermarket service providers to reduce their fixed costs and improve profitability. To date, the aftermarket services business has provided us with a steady source of revenues and cash flows at higher margins than original equipment sales. This allows us to be in frequent contact with customers, building on the knowledge of customer needs and providing cross-selling opportunities. We are building on our established presence through an extensive QRC global network to provide the immediate parts, service and technical support required to effectively manage and win the aftermarket business from the installed base.

New product and service development is driven through our product management organization, working in concert with engineering, operations and sales. The goal is to increase our revenues from new products and services developed during the last five years. The new product development process has made significant progress in demonstrating a pipeline of new and modified products and services. We expect our research and development costs to increase in 2007 to support the goal of increased revenues from new products and services.

Globalization

The globalization business initiative has several facets that include:

•	expanding our global presence to capture business outside the traditional geographic market areas (China, Russia, South America, Middle East and Africa);

•	utilizing low-cost sourcing opportunities to remain competitive in the global economy; and

•	attracting and retaining the global intellectual capital required to support our global growth plans in the new geographical areas.

We believe there are attractive OEM opportunities in international markets, particularly in South America, the Middle East and Asia-Pacific and intend to continue to utilize our global presence to further penetrate these markets. In 2006 we signed an agreement for a joint venture in Saudi Arabia with Al Rushaid Group to develop a full service repair facility and training school in support of the region. A manufacturing facility lease was signed for a joint pump, seal and valve facility in Suzhou, China and construction was initiated on a new pump facility in Coimbatore, India. The former pump facility in Bangalore will be used by our valve division to expand its local footprint. The work force at our engineering center in Chennai, India was expanded, as well as at our facilities in China.

In the aftermarket services business, we seek to strategically add sites as the customers and the customer base grows in order to provide rapid response, fast delivery and onsite field repair. A number of new QRC’s have been added in 2006.

We are focused on shifting, as appropriate, certain manufacturing and engineering functions to, and increasing the supply of materials and components from, lower cost areas such as India, China, Mexico, South America and Eastern Europe. In 2006 these areas accounted for approximately 20% of our direct material spending, compared to approximately 5% in 2001. We are focused on utilizing supply chain management to reduce procurement costs, including expanding purchases through reverse auctions and further consolidating the procurement of goods at a better value.

In addition, we have expanded our China presence with additional sales and supply chain professionals, new management and growth plans. These growth plans include acquisition or development of new capabilities that will enhance the penetration of products in China for oil and gas and power projects, as well as provide a base for the export of products.

Process Excellence

The process excellence initiative encapsulates ongoing programs that drive increased customer fulfillment at the lowest cost, or internal productivity. This initiative includes:

•	driving improved customer fulfillment across our company through metrics such as on-time delivery, cost reduction, quality, cycle time reduction and warranty cost reduction;

•	continuing to develop a culture of continuous improvement that delivers maximum productivity and cost efficiencies across our company; and

•	implementing consistent processes across our company to ensure future success as an integrated company.

We seek to increase our operational efficiency through our CIP initiative, which utilizes tools such as Six Sigma methodology, lean manufacturing and constraint management to improve quality and processes, reduce product cycle times and lower costs. Recognizing that employees are our most valuable resource in achieving operational excellence goals, we have instituted broad CIP training. To date, more than 1,000 employees are CIP-trained or certified as “Green Belts” or “Black Belts” and are deployed on CIP projects throughout our company in operations and the front office of the business. As a result of the CIP initiatives, we have developed and implemented processes to reduce our engineering and manufacturing process cycle time, improve on-time delivery and service response time, lower inventory levels and otherwise reduce costs. We have also experienced success in sharing and applying best practices achieved in one of our business segments and deploying those ideas to other segments of the business.

We are actively working to standardize processes and simplify our information technology platform. To date, standard processes have been designed and agreed to by our Manufacturing, Supply Chain, Sales and Service and Finance departments, creating a standard blueprint for our company. Implementation of these processes using a common enterprise resource planning (“ERP”) software platform has been completed in two sites, with four sites currently in the last stages of preparation for implementation. Several additional sites are in the planning stages.

We seek to continue to improve our working capital utilization, with a particular focus on improving the management of accounts receivable and inventory. See further discussion in the “Liquidity and Capital Resources” section of this MD&A.

Portfolio Management

The continued management of our portfolio of products and services is critical to our success. While we will continue to pursue selective acquisitions, we have been focused on smaller niche additions to the portfolio and rationalizing the current portfolio of products and services to ensure alignment with customers.

We intend to continue to evaluate acquisition, joint ventures and other investment opportunities as we seek to broaden our product portfolio and operational capabilities and to expedite expansion into the faster growing Asian, African and South American markets. During the past year, we took advantage of smaller niche opportunities that helped round out our presence or filled small gaps in the portfolio. These smaller acquisitions included current and non-current assets and intellectual property. Product management teams also continue to work to streamline the portfolio by rationalizing products that competed internally, had been superseded by new products or were not able to reach internal rates of return.

Organizational Capability

We believe there are several elements to building an enhanced organizational capability, including:

•	developing a deeper internal talent pool through training and cross-divisional and functional assignments to allow our company the flexibility to grow and expand the organization;

•	capturing the intellectual capital in the current workforce, as well as that of the customers, and being able to share it within our company and with customers as a competitive advantage;

•	developing talent acquisition programs to address critical talent needs to support our global growth, and

•	building an organization with strengthened compliance to mandatory and recommended processes and procedures and implementing the information systems that ensure compliance.

We continue to focus on training through the distribution of electronic learning packages in multiple languages for our Code of Business Conduct, workplace harassment, facility safety, export compliance and other regulatory and compliance programs throughout our company. In addition, in 2006 we launched a new rotating equipment specialist program aimed at capturing internal intellectual capital and improving the capabilities of the internal workforce in an effort to provide better service to our customers. This is a very comprehensive program that will continue through 2007 and 2008 with the goal of educating more than 2,000 of our front line employees across the globe.

Technology/Innovation

The infusion of new product technologies has become a core requirement as we evaluate the development of new products and services. The objective is to improve the percentage of new products as a function of revenue during the next five years with the investment in technology being a critical part of success. In 2006, a number of opportunities were pursued in technology for smart equipment, energy efficiency of products, use of radio frequency identification, advanced technology for monitoring wear, sub-sea and geothermal technologies, as well as developing new products to meet the demands of customers. This investment in technology will continue to increase in 2007. A cross-divisional technology team is in place to ensure that the technologies developed are available for wide use across all divisions to maximize the return on investments. The primary application of advanced technology is in adding self-diagnostic capabilities into our products. This includes the intelligence required to provide customers with advanced warning of required maintenance, allowing their operations to reach optimal productivity.

OUR RESULTS OF OPERATIONS

Effective December 31, 2006, we changed our method of accounting for U.S. inventories from the last-in, first-out method to the first-in, first-out (“FIFO”) method. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” we have retrospectively adjusted prior interim and annual periods to reflect the results and balances that would have been reported had we applied the FIFO method of accounting for inventories for all periods presented in this MD&A and in the consolidated financial statements, included in this Annual Report on Form 10-K for the year ended December 31, 2006 (“Annual Report”). The impact of the change in accounting principle increased net earnings for the years ended December 31, 2006, 2005 and 2004 by $6.0 million, $5.2 million and $2.9 million, respectively, or $0.10, $0.09 and $0.06 per diluted share, respectively, and increased both total assets and total shareholders’ equity at December 31, 2005 by $21.6 million. See additional detail in Note 6 to our consolidated financial statements, included in this Annual Report.

As a result of selling certain non-core service operations, collectively called the General Services Group (“GSG”), which was previously included in FCD, in December 2005, and our Government Marine Business Unit (“GMBU”), an FPD business, in November 2004, we treated these dispositions as discontinued operations for the years ended December 31, 2005 and 2004. The gain of $1.0 million from discontinued operations in 2006 represents the reduction in the loss on the sale of GSG as a result of the resolution of the contingent sales price. The loss from discontinued operations, net of tax, increased $32.7 million in 2005, compared to a loss of $1.7 million in 2004. The increase is due primarily to the impairment of certain assets owned by GSG, which is more fully discussed in Note 2 to our consolidated financial statements, included in this Annual Report.

Bookings and Backlog

	2006	2005	2004
	(Amounts in millions)

Bookings — continuing operations	$3,617.0	$2,931.9	$2,524.8
Bookings — discontinued operations	—	90.4	132.6

Total bookings	3,617.0	3,022.3	2,657.4
Backlog (at period end)	1,630.0	994.1	836.4

We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacture, service or support.

Bookings for continuing operations in 2006 increased $685.1 million, or 23.4%, as compared with the same period in 2005. Total bookings in 2006 increased by $594.7 million, or 19.7%, as compared with 2005. The increase includes currency benefits of approximately $24 million. Total bookings in 2005 include $90.4 million of bookings for GSG, a discontinued operation that was sold effective December 31, 2005. Increased bookings are primarily attributable to strength in the oil and gas industry, which has positively impacted each of our divisions, particularly in North America and the Middle East. The power, chemical and water treatment industries have also contributed to the improvement.

Bookings for continuing operations in 2005 increased by $407.1 million, or 16.1%, as compared with 2004. Total bookings in 2005 increased by $364.9 million, or 13.7%, as compared with 2004. The increase includes currency benefits of approximately $10 million. Total bookings in 2005 and 2004 include $90.4 million and $116.1 million, respectively, of bookings for GSG. Total bookings in 2004 also includes $16.6 million of bookings for GMBU, a discontinued operation that was sold effective November 2004. Bookings for Thompsons, Kelly and Lewis, Pty. Ltd (“TKL”), which was acquired in March 2004, increased $28.8 million in 2005 as compared with 2004. Increased bookings are also attributable to improved bookings in Europe, the Middle East and Africa (“EMA”) for FPD and improved bookings in Asia Pacific for FPD and FCD. Establishment of customer alliances has resulted in increased bookings in FSD as described below. Bookings have also been positively impacted by continued strength in the oil and gas industry and recovery of major valve markets.

Backlog represents the accumulation of uncompleted customer orders. Amounts presented above include backlog related to discontinued operations of $0, $0 and $11.2 million for 2006, 2005 and 2004, respectively. Backlog of $1.6 billion at December 31, 2006 increased by $635.9 million, or 64.0%, as compared with 2005. Currency effects provided an increase of approximately $101 million. The increase resulted primarily from increased bookings as discussed above. The increase in total bookings reflects an increase in orders for engineered products, which naturally have longer lead times, as well as expanded lead times at the request of certain customers. By the end of 2007, we expect to ship over 85% of this backlog. Backlog of $994.1 million at December 31, 2005 increased by $157.7 million, or 18.9%, as compared with 2004. Currency effects provided a decrease of approximately $67 million. The increase in backlog is primarily attributable to the strong bookings performance in 2005, as well as an increase in large oil and gas project orders in EMA for FPD.

Sales

	2006	2005	2004
	(Amounts in millions)

Sales	$3,061.1	$2,695.3	$2,522.5

Sales in 2006 increased by $365.8 million, or 13.6%, as compared with 2005. The increase includes currency benefits of approximately $39 million. The increase in sales is primarily attributable to continued strength in the oil and gas industry, particularly in North America and the Middle East, which has significantly impacted FPD and FCD. FCD has also been positively impacted by strength in the process valve industry, particularly in Asia. Additional capacity has enabled FSD to increase its aftermarket sales.

Sales in 2005 increased by $172.8 million, or 6.9%, as compared with 2004. The increase includes currency benefits of approximately $8 million. The increase in sales is attributable to all three of our segments and primarily due to continued growth in the oil and gas industry, which has positively impacted FPD and FSD, and the continued recovery and strengthening of major valve markets.

Sales to international customers, including export sales from the U.S., were approximately 67% of sales in 2006 compared with 65% of sales in 2005 and 68% of sales in 2004. Sales to EMA were approximately 42%, 39% and 43% in 2006, 2005 and 2004, respectively. Sales into the Asia Pacific region were approximately 15%, 14% and 14% in 2006, 2005 and 2004, respectively. We believe that our sales to international customers will continue to increase as a percentage of total sales, as we believe our highest revenue growth opportunities are in Asia, the Middle East and South America.

Gross Profit and Gross Profit Margin

	2006	2005	2004
	(Amounts in millions)

Gross profit	$1,007.3	$870.6	$763.2
Gross profit margin	32.9%	32.3%	30.3%

Gross profit margin in 2006 of 32.9% increased from 32.3% in 2005. Gross profit margin in 2006 was positively impacted by various CIP and supply chain initiatives. Our CIP initiative is driving increased throughput on existing capacity, reduced cycle time, lean manufacturing and reduced warranty costs. Our supply chain initiatives focus on materials costs savings through low cost supply sources, long-term supply agreements and product outsourcing. Gross profit margin in 2006 was also positively impacted by pricing increases in FCD and FSD, as well as increased sales in all of our divisions, which positively impacts our absorption of fixed costs. These were partially offset by an increase in original equipment sales, primarily by FPD, which generally carries a lower margin.

Gross profit margin in 2005 of 32.3% increased from 30.3% in 2004. Gross profit margin in 2005 was positively impacted by operational improvements attributable to our CIP initiative, which resulted in cost savings, a higher mix of aftermarket business, which generally has a higher margin, and increased sales, which favorably impacts our absorption of fixed costs. Additionally, the charge to cost of sales to increase the reserve for obsolete and slow moving inventory was significantly lower in 2005 than the charge recorded in 2004, which had a favorable impact on gross profit margin.

Selling, General and Administrative Expense (“SG&A”)

	2006	2005	2004
	(Amounts in millions)

SG&A expense	$782.5	$684.3	$605.1
SG&A expense as a percentage of sales	25.6%	25.4%	24.0%

SG&A is impacted by growth in our underlying business, various initiatives to improve organizational capability, compliance and systems and infrastructure improvements. In each of the three years presented, at least 55% of SG&A consisted of employee-related costs, which includes payroll, benefits and incentive payments. SG&A in 2006 increased by $98.2 million, or 14.4%, as compared with 2005. Currency effects provided an increase of approximately $6 million. The increase is primarily attributable to an increase in employee-related costs of $54.0 million as follows: increased marketing and engineering personnel to support increased sales; development of in-house capabilities for tax, Sarbanes-Oxley compliance, internal audit, and financial planning and analysis; increased equity incentive arising from higher share price ($6.5 million primarily related to restricted stock) and the adoption of SFAS No. 123(R), “Share-Based Payment” ($6.9 million related to stock options); costs associated with our expansion in Asia; and severance charges related to an outsourcing initiative ($1.3 million). The increase is also due to an increase in travel expenses of $12.1 million, due to increased global selling and marketing activity to support overall business growth and increased compliance initiatives, an $8.0 million increase in information technology expenses related to infrastructure and ERP application upgrades and a $11.4 million increase in legal fees and expenses, partially offset by a $12.6 million decrease in finance-related professional fees due to the development of in-house capabilities discussed above. Additionally, we incurred charges of $11.6 million associated with the relocation of product lines to different facilities and the severance of redundant personnel in Europe, which accounts for 40 basis points of our SG&A as a percentage of sales.

SG&A in 2005 increased by $79.2 million, or 13.1%, as compared with 2004. Currency effects provided an increase of approximately $3 million. The increase in SG&A is due primarily to the following: employee-related costs of $38.5 million including sales commissions, incentive compensation and equity incentive programs arising from improved performance and the higher share price ($11.1 million); severance and transition expenses ($8.1 million); and modification of stock options expiration terms for former executives, current and retired employees and board of directors ($7.2 million). See further discussion of stock modifications in Note 7 to our consolidated financial statements, included in this Annual Report. The increase in SG&A is also attributable to increases in professional fees resulting from the restatement of 2002, 2003 and the first quarter of 2004, which includes a $24.1 million increase in audit fees and a $13.8 million increase in other professional fees related to tax consulting, accounting and internal audit assistance. These increases in professional fees were partially offset by a $15.5 million decrease in legal fees and expenses and a $6.8 million decrease in costs incurred related to Sarbanes-Oxley compliance.

Operating Income

	2006	2005	2004
	(Amounts in millions)

Operating income	$239.6	$198.8	$166.1
Operating income as a percentage of sales	7.8%	7.4%	6.6%

Operating income in 2006 increased by $40.8 million, or 20.5%, as compared with 2005. The increase includes currency benefits of approximately $6 million. The increase is primarily a result of the $136.7 million increase in gross profit, partially offset by the $98.2 million increase in SG&A, discussed above.

Operating income in 2005 increased by $32.7 million, or 19.7% as compared with 2004. Currency had a negligible impact on operating income for the period. The increase is primarily a result of the $107.4 million increase in gross profit, partially offset by the $79.0 million increase in SG&A, discussed above.

Interest Expense and Loss on Repayment of Debt

	2006	2005	2004
	(Amounts in millions)

Interest expense	$(65.7)	$(74.1)	$(80.4)
Interest income	7.6	3.4	1.9
Loss on early extinguishment of debt	(0.7)	(27.7)	(2.7)

Interest expense in 2006 decreased by $8.4 million as compared with 2005 primarily as a result of the refinancing of our 12.25% Senior Subordinated Notes in August 2005 with the proceeds of borrowings under our Credit Facilities. Interest expense decreased by $6.3 million in 2005 as compared with 2004, also as a result of our 2005 refinancing. See further discussion of our refinancing in the “Liquidity and Capital Resources” section of this MD&A and in Note 11 to our consolidated financial statements included in this Annual Report. At December 31, 2006 approximately 77% of our debt was at fixed rates, including the effects of $435.0 million of notional interest rate swaps.

Interest income in 2006 increased by $4.2 million as compared with 2005 due primarily to higher interest rates, higher average cash balance and the receipt of interest on a long-overdue receivable that was collected in 2006. Interest income in 2005 increased by $1.5 million as compared with 2004 due to significantly higher average cash balances.

During 2006, we incurred charges of $0.7 million on debt repayments and extinguishment primarily as a result of our repayments of amounts outstanding under our European Investment Bank (“EIB”) credit facility. During 2005, we incurred a charge of $27.7 million as a result of debt repayments and extinguishment related to our 2005 refinancing. Expenses incurred as a result of the refinancing are more fully described in the “Liquidity and Capital Resources” section of this MD&A. During 2004, we incurred a charge of $2.7 million on debt repayments and extinguishment related to the accelerated write-off of deferred loan costs resulting from $160.0 million of optional debt prepayments and $167.9 million of mandatory debt prepayments triggered by the GMBU divestiture ($22.9 million), the issuance of the EIB credit facility ($85.0 million) and receivables securitization ($60.0 million).

Other Income (Expense), net

	2006	2005	2004
	(Amounts in millions)

Other income (expense), net	$6.4	$(8.4)	$(14.1)

Other income (expense), net in 2006 increased by $14.8 million to income of $6.4 million as compared with 2005, primarily due to a $14.2 million increase in unrealized gains on forward exchange contracts. Other income (expense), net in 2005 decreased by $5.7 million to expense of $8.4 million as compared with 2004, primarily due to a $2.6 million decrease in unrealized losses on derivative contracts, as well as foreign currency transaction losses.

Tax Expense and Tax Rate

	2006	2005	2004
	(Amounts in millions)

Provision for income taxes	$73.2	$40.6	$42.1
Effective tax rate	39.1%	44.1%	59.4%

The 2006 effective tax rate differed from the federal statutory rate of 35% primarily due to the net impact of foreign operations and certain U.S. non-deductible expenses.

The 2005 effective tax rate differed from the federal statutory rate of 35% primarily due to Extraterritorial Income (“ETI”) exclusion benefits of $1.9 million, state income tax benefits of $2.7 million resulting primarily from net reductions in valuation allowances and $12.7 million of net tax impact from foreign operations.

The 2004 effective tax rate differed from the federal statutory rate of 35% primarily due to ETI exclusion benefits of $4.9 million, $22.0 million of net tax impact from foreign operations resulting from approximately $85 million in foreign earnings repatriation to pay down U.S. debt.

We have operations in European and Asian countries that provide various tax incentives. In 2003, we were granted a preferential tax rate of approximately 10% in Switzerland for certain sales and marketing activities. This incentive is not likely to provide a benefit after 2006. During 2004, we received a 5-year, 10% tax rate in Singapore for income in excess of a prescribed base amount generated from certain regional headquarter activities, subject to certain employment and investment requirements. In India, we were granted 100% tax exemptions for profits derived from export sales and certain manufacturing operations in prescribed areas for a period of 10 years. The Indian tax exemptions expire in 2011 and 2007, respectively.

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

The 2004 Act also provides for a phase out of the existing ETI exclusion for foreign export sales, as it was viewed to be inconsistent with the international trade protocols set by the European Union. This phase out provides that the benefit for our otherwise qualifying export sales in 2005 and 2006 will be limited to approximately 80% and 60%, respectively. As a replacement for the loss of the ETI export incentive, the 2004 Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. This manufacturing deduction had no impact to our 2006 and 2005 tax rates, and the impact to our future tax rate has not yet been quantified. Under the guidance of Financial Accounting Standards Board Staff Position No. FAS 109-1, “Application of FASB Statement No. 109 to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” the tax deduction on qualified production activities will be treated as a special deduction, as described in Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. As such, the special deduction will be reported in the period in which the deduction is claimed on our tax return.

On May 17, 2006, the Tax Increase Prevention and Reconciliation Act of 2005 was signed into law, creating an exclusion from U.S. taxable income for certain types of foreign related party payments of dividends, interest, rents, and royalties which, prior to 2006, have been subject to U.S. taxation. This exclusion is effective for the years 2006 through 2008, and applies to certain of our related party payments.

In July 2006, the Financial Accounting Standards Board issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We are still evaluating the impact of FIN No. 48 on our consolidated financial condition and our 2007 effective tax rate.

Our effective tax rate is based upon current earnings and estimates of future taxable earnings for each domestic and international location. Changes in any of these and other factors, including our ability to utilize foreign tax credits and net operating losses or results from tax audits, could impact the tax rate in future periods. As of December 31, 2006 we have foreign tax credits of $21.4 million, expiring in 2010 through 2016 against which we recorded $0.5 million in valuation allowances. Additionally, we have recorded other U.S. net deferred tax assets of $86.5 million, which relate to net operating losses, tax credits and other deductible temporary differences which are available to reduce taxable income in future periods, most of which do not have a definite expiration. Should we not be able to utilize all or a portion of these credits and losses, our effective tax rate would be negatively impacted.

Net Earnings and Earnings Per Share

	2006	2005	2004
	(Amounts in millions)

Income from continuing operations	$114.0	$51.4	$28.8
Net earnings	115.0	17.1	27.1
Net earnings per share from continuing operations — diluted	2.00	0.91	0.52
Net earnings per share — diluted	2.02	0.30	0.49
Average diluted shares	56.9	56.7	55.7

Income from continuing operations in 2006 increased by $62.6 million to $114.0 million, or $2.00 per diluted share, as compared with 2005. The increase is primarily attributable to the $40.8 million increase in operating income and the $27.0 million decrease in loss on debt repayment and extinguishment, partially offset by the $32.6 million increase in tax expense, as discussed above.

Income from continuing operations in 2005 increased by $22.6 million to $51.4 million, or $0.91 per diluted share. The increase is primarily attributable to the $32.7 million increase in operating income, the $6.3 million decrease in interest expense and the $5.7 million decrease in other income (expense), net, partially offset by the $25.0 million increase in loss on debt repayment and extinguishment, as discussed above.

Net earnings in 2005 declined as compared with 2004 primarily as a result of impairment charges of $30.1 million related to GSG, which is included in discontinued operations and is more fully discussed in Note 2 to our consolidated financial statements, included in this Annual Report.

Other Comprehensive Income (Expense)

	2006	2005	2004
	(Amounts in millions)

Other comprehensive income (expense)	$63.5	$(63.7)	$15.1

Other comprehensive income (expense) in 2006 increased by $127.2 million to income of $63.5 million as compared with 2005. The increase is due to the weakening of the U.S. dollar exchange rate versus the Euro and the British pound during 2006. Pension and other postretirement gain of $23.9 million in 2006 increased from expense of $31.9 million in 2005, primarily as a result of an increased discount rate.

Other comprehensive income in 2005 decreased by $78.8 million to expense of $63.7 million as compared with 2004. The decline is primarily a result of a decrease of $56.3 million in currency translation adjustments as compared with 2004. The decrease is due primarily to the strengthening of the U.S. dollar exchange rate versus the Euro and the British pound during 2005. Pension and other postretirement expense of $31.9 million in 2005 increased as compared with expense of $8.2 million in 2004, primarily as a result of a decreased discount rate.

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

Flowserve Pump Division Segment Results

Through FPD, we design, manufacture and distribute highly engineered pumps, industrial pumps and pump systems (collectively referred to as “original equipment”). FPD also manufactures replacement parts and related equipment, and provides a full array of support services (collectively referred to as “aftermarket”). FPD has 27 manufacturing facilities worldwide, of which nine are located in North America, 11 in Europe, five in South America and two in Asia. FPD also has more than 30 service centers, which are either free standing or co-located in a manufacturing facility.

	Flowserve Pump Division
	2006	2005	2004
	(Amounts in millions)

Bookings — continuing operations	$2,110.9	$1,575.7	$1,322.5
Bookings — discontinued operations	—	—	16.6

Total bookings	2,110.9	1,575.7	1,339.1
Sales	1,617.7	1,398.4	1,329.8
Gross profit	457.4	395.8	344.8
Gross profit margin	28.3%	28.3%	25.9%
Segment operating income	172.7	149.8	113.6
Segment operating income as a percentage of sales	10.7%	10.7%	8.5%
Backlog (at period end)	1,263.3	703.5	575.8

Total bookings in 2006 increased by $535.2 million, or 34.0%, as compared with 2005. The increase includes currency benefits of approximately $15 million. The increase is primarily due to a $360.1 million increase in EMA, which is attributable to strength in the oil and gas, power and water industries and a $131.1 million increase in North America, which is primarily attributable to the oil and gas industry. The increase in bookings includes a 46% increase in original equipment bookings, attributable to all regions, and an 18% increase in aftermarket bookings, particularly in EMA. Of the $2.1 billion of total bookings in 2006, approximately 54% were from oil and gas, 16% power, 9% water, 6% chemical and 15% general industries.

Bookings for continuing operations in 2005 increased by $253.2 million, or 19.2%, as compared with 2004. Total bookings in 2005 increased by $236.6 million, or 17.7%, as compared with 2004. The increase includes currency benefits of approximately $3 million. Total bookings in 2004 includes $16.6 million of bookings for GMBU, a discontinued operation. The increase in bookings is primarily due to increases in all regions: EMA bookings increased $131.3 million; North and South America bookings increased by $45.9 million and $24.2 million, respectively, due primarily to large engineered projects; and Asia Pacific increased $36.3 million due primarily to TKL, which was acquired in March 2004. The increase is also attributable to continued growth in the oil and gas industry. Of the $1.6 billion of total bookings in 2005, approximately 46% were from oil and gas, 17% power, 11% water, 7% chemical and 19% general industries.

Sales in 2006 increased by $219.3 million, or 15.7%, as compared with 2005. The increase includes currency benefits of approximately $24 million. The increase is primarily attributable to EMA, which increased $141.1 million, and North America, which increased $59.7 million. Oil and gas sales to the Middle East region have contributed the most significant growth in EMA, while domestic oil and gas sales have contributed the most significant growth in North America. Original equipment increased to approximately 56% of sales in 2006, as compared with approximately 53% of sales in 2005.

Sales in 2005 increased by $68.6 million, or 5.2%, as compared with 2004. The increase includes currency benefits of approximately $4 million. Sales in North and South America increased by $24.2 million and $19.4 million, respectively. In North America, higher sales were primarily attributable to an improvement in general industrial products, as well as in parts and service. Asia Pacific increased $18.8 million due primarily to TKL.

Gross profit margin in 2006 of 28.3% did not change as compared with 2005. In 2006, gross profit margin was positively impacted by higher sales, which favorably impacts our absorption of fixed costs, as well as CIP and supply chain initiatives. However, these were offset by a 23% increase in sales of original equipment, which carries a lower margin. Aftermarket sales increased by 8%.

Gross profit margin in 2005 of 28.3% increased from 25.9% in 2004 primarily as a result of the increase in sales, which favorably impacts our absorption of fixed costs, a higher mix of historically more profitable general industrial and nuclear products and services and increased productivity.

Operating income in 2006 increased by $22.9 million, or 15.3%, as compared with 2005. The increase includes currency benefits of approximately $4 million. The increase is primarily a result of the $61.6 million improvement in gross profit, partially offset by increased commission expenses and travel to support increased bookings and sales, expenses related to stock options and increased information technology project costs. Also, 2006 includes $5.0 million of severance costs associated with the termination of redundant personnel in Europe, which accounts for 30 basis points of our SG&A as a percentage of sales.

Operating income in 2005 increased by $36.2 million, or 31.9%, as compared with 2004. The increase includes negative currency effects of approximately $1 million. The increase is primarily a result of the $51.0 million increase in gross profit, partially offset by increases in marketing expenses to support increased bookings and sales and increased information technology costs.

Backlog of $1.3 billion in 2006 increased by $559.8 million, or 79.6%, as compared with 2005. Currency provided an increase of approximately $82 million. The increase in backlog is primarily attributable to the growth in bookings discussed above. Backlog of $703.5 million in 2005 increased by $127.7 million, or 22.2%. Currency provided a decrease of approximately $52 million. The increase in backlog is primarily attributable to the strong bookings performance in 2005 across all regions, as well as an increase in large oil and gas project orders in EMA.

Flow Control Division Segment Results

Our second largest business segment is FCD, which designs, manufactures and distributes a broad portfolio of industrial valve products, including modulating and finite valves, actuators and controls. FCD leverages its experience and application know-how by offering a complete menu of engineered services to complement its expansive product portfolio. FCD has manufacturing and service facilities in 19 countries around the world, with only five of its 20 manufacturing operations located in the U.S.

	Flow Control Division
	2006	2005	2004
	(Amounts in millions)

Bookings — continuing operations	$1,060.9	$936.0	$851.7
Bookings — discontinued operations	—	90.4	116.1

Total bookings	1,060.9	1,026.4	967.8
Sales	994.8	894.3	838.7
Gross profit	338.3	287.7	253.0
Gross profit margin	34.0%	32.2%	30.2%
Segment operating income	115.9	92.1	65.6
Segment operating income as a percentage of sales	11.6%	10.3%	7.8%
Backlog (at period end)	314.3	240.6	216.5

Bookings for continuing operations in 2006 increased by $124.9 million, or 13.3%, as compared with 2005. Total bookings in 2006 increased by $34.5 million, or 3.4%, as compared with 2005. The increase includes currency benefits of approximately $6 million. Total bookings in 2005 includes $90.4 million of bookings for GSG, a discontinued operation. The increase is primarily attributable to continued strengthening of several of our key end-markets. Increased bookings in the process valve market resulted from growth in the China chemical and coal gasification industries, as well as across the board strength in the North American and Middle Eastern oil and gas markets. Growth in the Russian district heating market, increased project business in the U.S. and Western European steam recovery systems, improved project business in the European chemical market, and improvements in the Asian pulp and paper industries also contributed to the increase. Of the $1.1 billion of total bookings in 2006, approximately 40% were from general industry, 29% chemical, 19% oil and gas and 12% power.

Bookings for continuing operations in 2005 increased by $84.3 million, or 9.9%, as compared with 2004. Total bookings in 2005 increased by $58.6 million, or 6.1%, as compared with 2004. The increase includes currency benefits of approximately $3 million. Total bookings in 2005 and 2004 include $90.4 million and $116.1 million, respectively, of bookings for GSG. The increase in bookings is primarily attributable to increases in order volume, particularly in Asia Pacific coupled with what we believe to be sustainable price increases in all of our core end-markets including the oil and gas, power and chemical industries. Of the $1.0 billion of total bookings in 2005, approximately 42% were from general industry, 30% chemical, 14% oil and gas and 14% power.

Sales in 2006 increased by $100.5 million, or 11.2%, as compared with 2005. This increase includes currency benefits of approximately $10 million. The increase is primarily attributable to notable improvements in the process valve industry, specifically in the Middle Eastern petroleum and German chemical markets, as well as the North American oil and gas industry. Also contributing to the growth in the process valves business were strong sales in Asia’s chemical market, specifically acetic acid and coal gasification projects in China. Successful completion of several projects in the North American power industry also helped drive the improvement, as well as improvements in both the Asian oil and gas and European fine chemicals markets. In 2007, FCD expects to institute modest price increases based upon the increased metals cost and manufacturing lead times. The achieved benefit, if any, will be dependent on the ability of our customer base to absorb these price increases into their capital spending plans.

Sales in 2005 increased by $55.6 million, or 6.6%, as compared with 2004. This increase includes currency benefits of approximately $2 million. The recovery of major valve markets that began in 2004 strengthened as 2005 progressed and drove sales increases to our process and power valve customers. Sales in 2005 reflects an increase in sales volume, improvement in worldwide power markets and U.S. chemical markets. Sales in 2005 also reflect improvement in the Asian and Russian markets.

Gross profit margin in 2006 of 34.0% increased from 32.2% in 2005. The increase is due to the increase in sales, which favorably impacts our absorption of fixed costs. Strong focus on realizing margin improvements on aftermarket sales for our installed base, improved sharing of materials pricing risk with our customers, our successful implementation of various other CIP and supply chain initiatives and implementation of broad-based price increases in the latter-half of 2005 also contributed to the improvement.

Gross profit margin in 2005 of 32.2% increased from 30.2% in 2004. The increase is due to our efforts to continuously monitor inventory levels, coupled with successful management of aged inventory, which resulted in a charge to cost of sales to increase the reserve for obsolete and slow moving inventory of $3.7 million in 2005, which was significantly lower as compared with the $14.1 million charge recorded in 2004. Further, the aforementioned volume and sales price increases and a more favorable mix of aftermarket sales, which typically have a higher margin, positively impacted gross profit margin.

Operating income in 2006 increased by $23.8 million, or 25.8 as compared with 2005. This increase includes currency benefits of approximately $1 million. The increase is primarily attributable to the $50.6 million improvement in gross profit, partially offset by higher SG&A, driven primarily by increased headcount, which contributed an additional $8.5 million of compensation costs, a $1.7 million increase in information technology project costs, a $2.3 million increase in travel costs, a $1.5 million increase in equity-based incentive compensation and higher external commission expense resulting from increased sales. In 2006, we recognized $1.2 million in bad debt expense related to the bankruptcy of a single customer. Also, 2006 includes $6.6 million of costs associated with the relocation of product lines to different facilities, which accounts for 70 basis points of our SG&A as a percentage of sales.

Operating income in 2005 increased by $26.5 million, or 40.4%, as compared with 2004. This increase includes currency benefits of less than $1 million. The increase is driven primarily by the $34.7 million increase in gross profit, partially offset by higher sales commissions incurred to generate the sales increase, higher costs associated with Sarbanes-Oxley compliance, costs incurred in expanding our footprint in Asia.

Backlog of $314.3 million at December 31, 2006 increased by $73.7 million, or 30.6%, as compared with 2005. Currency effects provided an increase of approximately $16 million. The increase in backlog is primarily attributable to increased bookings, as discussed above, which should yield increased sales in 2007. Backlog of $240.6 million at December 31, 2005 increased by $24.1 million, or 11.1% as compared with 2004. Currency effects provided a decrease of approximately $12 million. The increase in backlog is primarily attributable to the strong bookings performance in 2005.

Flow Solutions Division Segment Results

Through FSD, we engineer, manufacture and sell mechanical seals, auxiliary systems and parts, and provide related services, principally to process industries and general industrial markets, with similar products sold internally in support of FPD. FSD has added to its global operations and has nine manufacturing operations, four of which are located in the U.S. FSD operates 67 QRCs worldwide, including 24 sites in North America, 16 in Europe, and the remainder in South America and Asia. Our ability to rapidly deliver mechanical sealing technology through global engineering tools, locally sited QRCs and on-site engineers represents a significant competitive advantage.

This business model has enabled FSD to establish a large number of alliances with multi-national customers. Based on independent industry sources, we believe that we are the second largest mechanical seal supplier in the world.

	Flow Solutions Division
	2006	2005	2004
	(Amounts in millions)

Bookings	$505.0	$463.4	$395.0
Sales	496.6	443.6	394.0
Gross profit	219.0	194.9	170.8
Gross profit margin	44.1%	43.9%	43.4%
Segment operating income	98.5	87.5	73.0
Segment operating income as a percentage of sales	19.8%	19.7%	18.5%
Backlog (at period end)	74.4	61.2	43.7

Bookings in 2006 increased by $41.6 million, or 9.0%, as compared with 2005. This increase includes currency benefits of approximately $4 million. This increase is due to a $28.7 million increase in customer bookings, which is primarily attributable to EMA and South America, as well as a $12.9 million increase in interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above). The increase is attributable to growth from projects including OEMs and end user markets with the majority of the increase coming from regions outside North America. Success in the end user market continues to be a strength based on the FSD business model, which places a premium on servicing customers locally through an increasing network of QRCs. During the period we added, rebuilt, upgraded or relocated 15 QRCs to further improve our ability to service our customers in their locale. The bookings improvement continues to reflect FSD’s ability to establish long-term customer alliance programs, including fixed fee contracts. This strategy of signing special fixed fee alliances in conjunction with the higher levels of local service that comes from the strategically located QRCs has led to market share gains in 2006 over 2005. Of the $505.0 million of bookings in 2006, approximately 48% were from oil and gas, 27% chemical and 25% general industries.

Bookings in 2005 increased by $68.4 million, or 17.3%, as compared with 2004. This increase includes currency benefits of approximately $4 million. This increase in bookings reflects increased business in projects, which includes OEMs, and the aftermarket. We experienced strong growth in compressor and pump seals in the project business and continued success with end users due to a focus on servicing customers locally through our increasing network of QRCs. In addition, the bookings improvement reflects FSD’s success in establishing longer-term customer alliance programs, including fixed fee alliances. Fixed fee alliances are contractual agreements with customers wherein the customer pays us a fixed amount each period (usually monthly) for the term of the agreement. In return for this fixed cost, the customer is entitled to new seals, repairs, upgraded equipment, replacements and maintenance services as defined within the scope of each agreement. We believe the fixed fee strategy coupled with higher levels of customer service, reliability, drive for repair business, equipment upgrades, replacements and maintenance services have led to increases in market share in 2005 and 2004. Of the $463.4 million of bookings in 2005, approximately 46% were from oil and gas, 29% chemical and 25% general industries.

Sales in 2006 increased by $53.0 million, or 11.9%, as compared with 2005. The increase includes currency benefits of approximately $5 million. The increase is attributable to a $44.4 million increase in customer sales, primarily in North America and EMA, our two largest markets, as well as an $8.6 million increase in interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above). The increase in customer sales is primarily attributable to aftermarket sales, where FSD has expanded capacity to enable it to meet customer demand for fast turnaround. Additionally, sales growth occurred in the project business and original equipment. Aftermarket and original equipment sales growth occurred in the oil and gas, chemical and mineral and ore processing industries.

Sales in 2005 increased by $49.6 million, or 12.6%, as compared with 2004. This increase includes currency benefits of approximately $3 million. The increase is due to strength in the oil and gas industry led by oil prices and high demand; share growth in the mineral and ore processing industry due to strong demand; and increased sales in the gas compressor business due to growth in the natural gas industry.

Gross profit margin in 2006 of 44.1% increased slightly from 43.9% in 2005 primarily as a result of various supply chain initiatives and our ability to pass along price increases. Gross profit margin in 2005 of 43.9% increased from 43.4% in 2004 primarily as a result of the ability to pass along price increases and improved product mix in the aftermarket, which typically has a higher margin.

Operating income in 2006 increased by $11.0 million, or 12.6%, as compared with 2005. The increase includes currency benefits of less than $1 million. The improvement in 2006 reflects the $24.1 million increase in gross profit, partially offset by an increase in SG&A, which is attributable to increases in our global engineering and sales functions to both support our sales growth and maintain the level of service and support response that gives us our competitive advantage.

Operating income in 2005 increased by $14.5 million, or 19.9%, as compared with 2004. This increase includes currency benefits of less than $1 million. The improvement in 2005 reflects the $24.1 million increase in gross profit and greater control of SG&A.

Backlog of $74.4 million at December 31, 2006 increased by $13.2 million, or 21.6%, as compared with 2005. Currency provided an increase of approximately $3 million. Backlog at December 31, 2006 includes $14.7 million of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above). The increase in backlog is primarily attributable to the increased bookings discussed above. Capacity expansions in South America, Asia-Pacific and EMA in 2006 helped to significantly increase shipments, helping to limit the increase in backlog. Backlog of $61.2 million in 2005 increased by $17.5 million, or 40.1%, as compared with 2004. Currency provided a decrease of approximately $2 million. The increase in backlog is primarily attributable to the strong bookings performance in 2005.

LIQUIDITY AND CAPITAL RESOURCES

	2006	2005	2004
	(Amounts in millions)

Net cash flows provided by operating activities	$163.2	$127.4	$267.5
Net cash flows used by investing activities	(77.7)	(39.3)	(14.1)
Net cash flows used by financing activities	(114.5)	(53.3)	(250.6)

Cash Flow Analysis

Cash generated by operations and borrowings available under our existing revolving line of credit are our primary sources of short-term liquidity. Our sources of operating cash generally include the sale of our products and services and the reduction of our working capital, particularly accounts receivable and inventories. Our total cash balance at December 31, 2006 was $67.0 million, compared with $92.9 million in 2005 and $63.8 million in 2004.

The cash flows provided by operating activities in 2006 as compared with 2005 primarily reflect a $98.0 million increase in net income, offset by a $32.6 million decrease in cash flows from working capital, particularly due to higher inventory of $98.4 million, especially project-related work in process inventory required to support future shipments of products in backlog. Further, operating cash flows in 2006 reflect a decrease of $8.5 million in funding of U.S. pension plans as compared with 2005, an increase to net deferred taxes ($4.5 million) and an increase in equity compensation ($11.3 million) due to the expensing of stock options under SFAS No. 123(R) also had positive impacts on cash flows from operating activities.

The decrease in cash flows provided by operating activities in 2005 as compared with 2004 primarily reflect a $125.6 decrease in cash flows provided by working capital, particularly higher accounts receivable of $37.2 million from the impact of the termination of our accounts receivable securitization agreement of $48.7 million. Operating cash flows in 2005 reflect a lower than anticipated return on pension assets and increased funding of U.S. pension plans of approximately $29.4 million as compared with 2004. The negative cash flow impact of increases to net deferred taxes ($27.6 million) is offset by positive cash flow impacts related to the following non-recurring events: non-cash expense related to our debt refinancing ($27.7 million) and impairment of assets related to discontinued operations ($30.1 million). An increase in equity compensation also provided a positive cash flow impact of

$12.0 million. In addition, incremental factoring of certain non-U.S. receivables contributed $23.4 million in 2006, contributed $0.7 million in 2005 and used $3.4 million in 2004.

Our goal for days’ sales receivables outstanding (“DSO”) is 60 days. For the fourth quarter of 2006, we achieved a DSO of 56 days as compared to 58 days for the same period in 2005. For reference purposes based on 2006 sales, an improvement of one day could provide approximately $10 million in cash. Increases in inventory used $98.4 million of cash flow for 2006 compared with uses of $20.6 million of cash flow for 2005 and contributions of $21.0 million in 2004. Inventory turns were 4.4 times at December 31, 2006, compared with 4.8 times and 4.7 times at December 31, 2005 and 2004 respectively, reflecting the substantial increase in sales, partially offset by the large increase in inventory. For reference purposes based on 2006 data, an improvement of one turn could yield approximately $102 million in cash.

Cash outflows for investing activities were $77.7 million, $39.3 million and $14.1 million in 2006, 2005 and 2004, respectively, due primarily to capital expenditures. Capital expenditures during 2006 were $73.5 million, an increase of $24.3 million as compared with 2005, which reflects increased spending to support capacity expansion, enterprise resource planning application upgrades and information technology infrastructure.

Cash outflows for financing activities were $114.5 million in 2006 compared with $53.3 million in 2005 and $250.6 million in 2004. The change in 2006 results primarily from debt paydown and repurchase of common shares, partially offset by proceeds from stock option activity. The change in 2005 is primarily a result of the debt paydown.

Our cash needs for the next 12 months are expected to be substantially similar to 2006, except for decreases in payments of long-term debt and repurchases of common shares (see discussion below), partially offset by an increase in capital expenditures related to information technology infrastructure and capacity expansion, as well as prospective dividend payments. Our pension contributions are currently expected to be less in 2007 as compared with 2006, but will be re-evaluated later in 2007. We believe cash flows from operating activities, combined with availability under our revolving line of credit and our existing cash balances, will be sufficient to enable us to meet our cash flow needs for the next 12 months. However, cash flows from operations could be adversely affected by economic, political and other risks associated with sales of our products, operational factors, competition, regulatory actions, fluctuations in foreign exchange rates and fluctuations in interest rates, among other factors. We believe that cash flows from operating activities and our expectation of continuing availability to draw upon our revolving credit agreements are also sufficient to meet our cash flow needs for the periods exceeding the next 12 months.

We had a substantial number of outstanding stock options granted in past years to employees and directors under our stock option plans that were previously unexercisable due to the non-current status of our filings with the SEC. On September 29, 2006 we became current with our filings with the SEC, and reopened our stock option exercise program. As of December 31, 2006, optionees have exercised 1.9 million of these outstanding options, which provided cash proceeds of $40.7 million during 2006. Approximately 0.8 million outstanding options remain exercisable as of December 31, 2006.

On September 29, 2006, our Board of Directors authorized a program to repurchase up to two million shares of our outstanding common stock. Shares may be repurchased to offset potentially dilutive effects of stock options issued under our equity-based compensation programs. We commenced the program in October 2006 and repurchased 1.3 million shares for $68.4 million during the fourth quarter of 2006. Subsequent repurchases as of February 26, 2007 have totaled 0.5 million shares for $25.0 million. We expect to conclude the program by the end of the second quarter of 2007.

Payments for Acquisitions

We regularly evaluate acquisition opportunities of various sizes. The cost and terms of any financing to be raised in conjunction with any acquisition, including our ability to raise economical capital, is a critical consideration in any such evaluation.

During 2006, we completed four small asset acquisitions for an aggregate purchase price of $8.0 million. Assets acquired primarily include inventory, fixed assets and intangible assets.

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

Capital Expenditures

	2006	2005	2004
	(Amounts in millions)

Capital expenditures	$73.5	$49.3	$45.2
Depreciation expense	60.5	59.8	62.5

Capital expenditures are funded primarily by operating cash flows and, to a lesser extent, by bank borrowings. In 2006, our capital expenditures were focused on capacity expansion, ERP application upgrades, information technology infrastructure and cost reduction opportunities. In 2005, our capital expenditures were focused on new product development, information technology infrastructure and cost reduction opportunities. Capital expenditures in 2004 include approximately $5 million for the purchase of a building we previously leased for the manufacture of valves. In previous years, capital expenditures were less than depreciation expense due to excess capacity and the upgrading of equipment through integration processes. In 2007, we expect that our capital expenditures will focus on capacity expansion, ERP application upgrades, information technology infrastructure and cost reduction opportunities and are expected to be between approximately $85 million and $90 million. Certain of our facilities may face capacity constraints in the foreseeable future, which may lead to higher capital expenditure levels.

Financing

Debt, including capital lease obligations, consisted of:

	December 31,
	2006	2005
	(Amounts in thousands)

Term Loan, interest rate of 6.88% in 2006 and 6.36% in 2005	$558,220	$578,500
EIB loan, interest rate of 4.42%	—	85,000
Capital lease obligations and other	6,349	1,636

Debt and capital lease obligations	564,569	665,136
Less amounts due within one year	8,050	12,367

Total debt due after one year	$556,519	$652,769

Credit Facilities

On August 12, 2005, we entered into Credit Facilities comprised of a $600.0 million term loan maturing on August 10, 2012 and a $400.0 million revolving line of credit, which can be utilized to provide up to $300.0 million in letters of credit, expiring on August 12, 2010. We refer to these credit facilities collectively as our Credit Facilities. We used the proceeds of borrowings under our Credit Facilities to refinance our 12.25% Senior Subordinated Notes and indebtedness outstanding under our previous credit facilities. Further, we replaced the letter of credit agreement that guaranteed our EIB credit facility (described below) with a letter of credit issued as part of the Credit Facilities.

Borrowings under our Credit Facilities bear interest at a rate equal to, at our option, either (1) the base rate (which is based on greater of the prime rate most recently announced by the administrative agent under our Credit Facilities or the Federal Funds rate plus 0.50%) or (2) London Interbank Offered Rate (“LIBOR”) plus an applicable margin determined by reference to the ratio of our total debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), which as of December 31, 2006 was 1.5% for LIBOR borrowings.

EIB Credit Facility

On April 14, 2004, we and one of our European subsidiaries, Flowserve B.V., entered into an agreement with EIB, pursuant to which EIB agreed to loan us up to €70.0 million, with the ability to draw funds in multiple currencies, to finance, in part, specified research and development projects undertaken by us in Europe. In August 2004, we borrowed $85.0 million at a floating interest rate based on 3-month U.S. LIBOR that reset quarterly. We repaid the outstanding principal balance and terminated this facility on December 15, 2006, using cash generated from operations. As a result of this repayment, we incurred expenses of $0.5 million related to the write-off of unamortized deferred financing costs.

Additional discussion of our Credit Facilities and other debt instruments no longer in effect as of December 31, 2006, is included in Note 11 to our consolidated financial statements, included in this Annual Report.

We have entered into interest rate and currency swap agreements to hedge our exposure to cash flows related to the credit facilities discussed above. These agreements are more fully described in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

Debt Prepayments and Repayments

The following summarizes our repayment of obligations under our various credit facilities:

	2006	2005	2004
	(Amounts in millions)

Scheduled repayment	$—	$1.5	$27.5
Mandatory repayment	15.3	—	167.9
Optional prepayment(1)	90.0	38.4	160.0
Loss on early extinguishment of debt	0.7	27.7	2.7

(1)	Optional prepayment in 2005 excludes the proceeds from our Credit Facilities that were used to repay our outstanding obligations under our previous credit facilities and our 12.25% Senior Subordinated Notes.

Loans under our Credit Facilities are subject to mandatory repayment with, in general:

•	100% of the net cash proceeds of asset sales; and

•	Unless we attain and maintain investment grade credit ratings:

•	50% of the proceeds of any equity offerings; and

•	100% of the proceeds of any debt issuances (subject to certain exceptions).

In 2006, we made mandatory repayments of $14.4 million, using the net cash proceeds from the sale of GSG, and $0.9 million, using excess cash flows as defined by the Credit Facilities.

We may prepay loans under our Credit Facilities in whole or in part, without premium or penalty.

We incurred $9.3 million in fees related to the Credit Facilities, of which $0.8 million were expensed in 2005. Prior to the refinancing, we had $11.8 million of unamortized deferred loan costs related to previous credit facilities and Senior Subordinated Notes, which were called immediately following our refinancing. Based upon the final syndicate of financial institutions for the Credit Facilities, we expensed $10.5 million of these unamortized deferred loan costs in 2005. In addition to the total loan costs of $11.3 million that were expensed, we recorded a charge of $16.4 million for premiums paid to call our 12.25% Senior Subordinated Notes, for a total loss on extinguishment of $27.7 million recorded in 2005. The remaining $8.5 million of fees related to the Credit Facilities were capitalized and combined with the remaining $1.3 million of previously unamortized deferred loan costs for a total of $9.8 million in deferred loan costs included in other assets, net. These costs are being amortized over the term of the Credit Facilities using the effective interest method.

Accounts Receivable Factoring

Through our European subsidiaries, we engage in non-recourse factoring of certain accounts receivable. The various agreements have different terms, including options for renewal and mutual termination clauses. Our Credit Facilities, which are fully described in Note 11 to our consolidated financial statements, included in this Annual Report, limit factoring volume to $75.0 million at any given point in time as defined by our Credit Facilities.

Debt Covenants and Other Matters

Our Credit Facilities contain leverage and interest coverage financial covenants. Under the leverage covenant, the maximum permitted leverage ratio stepped down in the fourth quarter of 2006, with a further step-down beginning in the fourth quarter of 2007. Under the interest coverage covenant, the minimum required interest coverage ratio stepped up in the fourth quarter of 2006, with a further step-up beginning in the fourth quarter of 2007. Compliance with these financial covenants under our Credit Facilities is tested quarterly.

Our Credit Facilities include events of default usual for these types of credit facilities, including nonpayment of principal or interest, violation of covenants, incorrectness of representations and warranties, cross defaults and cross acceleration, bankruptcy, material judgments, ERISA events, actual or asserted invalidity of the guarantees or the security documents, and certain changes of control of our company. The occurrence of any event of default could result in the acceleration of our and the guarantors’ obligations under the Credit Facilities. We complied with the covenants through December 31, 2006.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table presents a summary of our contractual obligations at December 31, 2006:

	Payments Due by Period
	Within			Beyond
	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(Amounts in millions)

Long-term debt	$2.8	$11.4	$143.5	$400.6	$558.2
Fixed interest payments(1)	(2.0)	—	—	—	(2.0)
Variable interest payments(2)	38.8	76.7	75.0	12.6	203.1
Capital lease obligations	0.2	0.6	—	—	0.8
Operating leases	29.0	38.6	23.4	18.4	109.5
Purchase obligations:(3)
Inventory	351.5	4.1	—	—	355.6
Non-inventory	42.7	7.3	0.1	—	50.1
Retirement and postretirement benefits(4)	42.1	90.2	92.6	229.4	454.3

Total	$505.1	$228.9	$334.6	$660.9	$1,729.6

(1)	Fixed interest payments include payments (receipts) on synthetically fixed rate debt.

(2)	Variable interest payments under our Credit Facilities were estimated using a base rate of three-month LIBOR as of December 31, 2006.

(3)	Purchase obligations are presented at the face value of the purchase order, excluding the effects of early termination provisions. Actual payments could be less than amounts presented herein.

(4)	Retirement and postretirement benefits represent estimated benefit payments for our U.S. and non-U.S. defined benefit plans, as more fully described below and in Note 12 to our consolidated financial statements, included in this Annual Report.

The following table presents a summary of our commercial commitments at December 31, 2006:

	Commitment Expiration by Period
	Within			Beyond
	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(Amounts in millions)

Letters of credit	$280.9	$67.3	$19.3	$4.0	$371.5
Surety bonds	44.7	2.9	—	1.0	48.6

Total	$325.6	$70.2	$19.3	$5.0	$420.1

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

Adoption of SFAS No. 158

As discussed in Notes 1 and 12 to our consolidated financial statements, included in this Annual Report, we adopted SFAS No. 158 effective December 31, 2006. The impact of the adoption is summarized below (“MPL” refers to minimum pension liability):

	Pre-FAS 158		Pre-FAS 158	FAS 158
	Without MPL	MPL	With MPL	Adoption
	Adjustment	Adjustment	Adjustment	Adjustments	Post FAS 158
	(Amounts in thousands)

Net deferred tax asset	$73,318	$8,685	$82,003	$(2,740)	$79,263
Retirement obligations and other liabilities	414,739	(32,571)	382,168	25,926	408,094
Total shareholders’ equity	1,019,886	23,886	1,043,772	(23,186)	1,020,586

The estimated prior service benefit for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into pension expense in 2007 is $1.4 million. The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into pension expense in 2007 is $7.5 million.

Plan Description

We and certain of our subsidiaries have defined benefit pension plans and defined contribution plans for regular full-time and part-time employees. The defined benefit pension plan in the U.S. is the Flowserve Corporation Pension Plan and the defined contribution plan is the Flowserve Corporation Retirement Savings Plan.

Approximately 66% of total defined benefit pension plan assets and 54% of benefit obligations are related to the U.S. plan as of December 31, 2006. The assets for the U.S. plan are held in a single trust with a common asset allocation. Unless specified otherwise, the references in this section are to total plans (i.e., the U.S. plan together with international plans).

Benefits under our defined benefit pension plans are based primarily on years of credited service and on participants’ compensation. Assets under our defined benefit pension plans consist primarily of equity and fixed-

income securities. At December 31, 2006, the fair market value of plan assets for our defined benefit plans increased to $365.1 million from $311.6 million at December 31, 2005. Assets were allocated as follows:

	U.S. Plan		Non-U.S. Plans
Asset Category	2006	2005	2006	2005

Equity securities	65%	66%	50%	48%
Fixed income	25%	30%	38%	41%
Other	10%	4%	12%	11%

The projected benefit obligation for our defined benefit pension plans was $544.5 million and $520.6 million as of December 31, 2006 and 2005, respectively.

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

The accumulated postretirement benefit obligation for our defined benefit postretirement health care plan was $71.4 million and $73.8 million as of December 31, 2006 and 2005, respectively.

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

In 2006, net pension expense for our defined benefit pension plans included in income from continuing operations was $31.4 million compared to $26.5 million in 2005 and $22.9 million in 2004. The postretirement benefit expense for the postretirement health care plan was $0.7 million in 2006 compared to $0.8 million in 2005 and $3.8 million in 2004. The decline in 2005 is primarily attributable to plan amendments capping our liabilities and to a decrease in the number of participants.

The following are assumptions related to our defined benefit pension plans for the year ended December 31, 2006:

	U.S. Plan	Non-U.S. Plans

Weighted average assumptions used to determine benefit obligations:
Discount rate	5.75%	4.78%
Rate of increase in compensation levels	4.50	3.23
Weighted average assumptions used to determine net cost:
Long-term rate of return on assets	7.50%	5.46%
Discount rate	5.50	4.43
Rate of increase in compensation levels	4.50	3.19

The following provides a sensitivity analysis of alternative assumptions on the U.S. qualified and aggregate non-U.S. pension plans and U.S. postretirement plans.

Effect of Discount Rate Changes and Constancy of Other Assumptions:

	0.5% Increase	0.5% Decrease
	(Amounts in millions)

U.S. defined benefit pension plan:
Effect on pension expense	$(1.0)	$1.0
Effect on Projected Benefit Obligation	(12.1)	12.6
Non-U.S. defined benefit pension plans:
Effect on pension expense	(2.1)	2.1
Effect on Projected Benefit Obligation	(21.0)	24.0
U.S. Postretirement medical plans:
Effect on postretirement medical expense	(0.6)	0.3
Effect on Projected Benefit Obligation	(3.0)	3.1

Effect of Changes in the Expected Return on Assets and Constancy of Other Assumptions:

	0.5% Increase	0.5% Decrease
(Amounts in millions)

U.S. defined benefit pension plan:
Effect on pension expense	$(1.1)	$1.1
Effect on Projected Benefit Obligation	N/A	N/A
Non-U.S. defined benefit pension plans:
Effect on pension expense	(0.6)	0.6
Effect on Projected Benefit Obligation	N/A	N/A
U.S. Postretirement medical plans:
Effect on postretirement medical expense	N/A	N/A
Effect on Projected Benefit Obligation	N/A	N/A

As discussed below, GAAP provides that differences between expected and actual returns are recognized over the average future service of employees.

At December 31, 2006, we increased our assumed discount rate for the U.S. plan from 5.50% to 5.75% consistent with increased 10-year bond yields and our average rate for non-U.S. plans from 4.43% to 4.78%. We maintained our average assumed rate of compensation increase at 4.5% for the U.S. plan. The increase in the discount rate had the effect of decreasing the present value of benefit obligations and, accordingly, decreased pension expense for 2006. We decreased the expected rate of return on U.S. plan assets from 8.25% for 2005 to 7.5% for 2006, primarily to reflect reduced expected long-term equity returns.

We expect that the net pension expense for our defined benefit pension plans included in earnings before income taxes will be approximately $2.8 million lower in 2007 than the $31.4 million in 2006, reflecting, among other things, the increase in the assumed discount rate and an expected reduction in the rate of return on plan assets. We expect the 2007 expense for the postretirement health care plan to be $0.7 million.

We have used the same assumed discount rates of 5.50% and 5.75% at December 31, 2006 and 2005, respectively, in calculating our cost of pension benefits and our cost of other postretirement benefits for U.S. plans.

The assumed ranges for the annual rates of increase in per capita costs were 9.0% for 2006, 8.0% for 2005 and 9.0% for 2004, with a gradual decrease to 5.0% for 2010 and future years. If actual costs are higher than those assumed, this will likely put modest upward pressure on our expense for retiree health care.

Plan Funding

Our funding policy for defined benefit plans is to contribute at least the amounts required under applicable laws and local customs. We contributed $45.7 million, $53.1 million and $23.4 million to our defined benefit plans in 2006, 2005 and 2004, respectively. In 2007, we expect to contribute approximately $20 million to our qualified U.S. pension plan, and we expect to contribute approximately $12 million to our non-U.S. pension plans.

On August 17, 2006, President Bush signed into law the Pension Protection Act of 2006 (the “PPA”). Among other things, the PPA established minimum funding standards for defined benefit plans for plan years beginning after 2007 and provided for accelerated vesting of employer contributions to defined contribution plans beginning in 2007. We are still evaluating the impact of the PPA on our future funding of our U.S. defined benefit pension plans.

For further discussions on retirement benefits, see Note 12 to our consolidated financial statements, included in this Annual Report.

OUR CRITICAL ACCOUNTING ESTIMATES

The process of preparing financial statements in conformity with GAAP requires the use of estimates and assumptions to determine reported amounts of certain assets, liabilities, revenues and expenses and the disclosure of related contingent assets and liabilities. These estimates and assumptions are based upon information available at the time of the estimates or assumptions, including our historical experience, where relevant. The most significant estimates made by management include; timing and amount of revenue recognition; deferred taxes, tax valuation allowances and tax reserves; reserves for contingent losses; retirement and postretirement benefits; and valuation of goodwill, indefinite-lived intangible assets and other long-lived assets. The significant estimates are reviewed quarterly by management with oversight by our Disclosure Control Committee, an internal committee comprised of members of senior management, and the Disclosure Control Committee presents its views to the Audit Committee of our Board of Directors. Because of the uncertainty of factors surrounding the estimates, assumptions and judgments used in the preparation of our financial statements, actual results may differ from the estimates, and the difference may be material.

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

Revenue Recognition

Revenues for product sales are recognized when the risks and rewards of ownership are transferred to the customers, which is based on the contractual delivery terms agreed to with the customer and fulfillment of all but inconsequential or perfunctory actions. In addition, our policy requires persuasive evidence of an arrangement, a fixed or determinable sales price and reasonable assurance of collectibility. For contracts containing multiple elements, each having a determinable fair value, we recognize revenue in an amount equal to the elements’ pro rata share of the contract’s fair value in accordance with the contractual delivery terms for each element. If a customer arrangement requires formal acceptance, revenue is not recognized until formal acceptance has been received. Freight charges billed to customers are included in sales and the related shipping costs are included in cost of sales in our consolidated statements of income.

Revenues for long-term contracts, which include contracts that exceed certain internal thresholds regarding the size and duration of the project and provide for the receipt of progress billings from the customer, are recorded on the percentage of completion method with progress measured on a cost-to-cost basis. Percentage of completion revenue represents approximately 7% of our consolidated sales in 2006.

Revenue on service and repair contracts is recognized after services have been agreed to by the customer and rendered. Revenues generated under fixed fee service and repair contracts are recognized on a ratable basis over the term of the contract. These contracts can range in duration, but generally extend for up to five years. Fixed fee service contracts represent less than 1% of our consolidated sales in 2006.

In certain instances, we provide guaranteed completion dates under the terms of our contracts. Failure to meet contractual delivery dates can result in unrealized incentive fees or non-recoverable costs. In instances where the payment of such costs are deemed to be probable, we perform a project profitability analysis accounting for such costs as a reduction of realizable revenues, which could potentially cause estimated total project costs to exceed projected total revenues realized from the project. In such instances, we would record reserves to cover such excesses in the period they are determined, which would adversely affect our results of operations and financial position. In circumstances where the total projected reduced revenues still exceed total projected costs, the incurrence of unrealized incentive fees or non-recoverable costs generally reduces profitability of the project at the time of subsequent revenue recognition. Our reported results would change if different estimates were used for contract costs or if different estimates were used for contractual contingencies.

Deferred Taxes, Tax Valuation Allowances and Tax Reserves

We recognize valuation allowances to reduce the carrying value of deferred tax assets to amounts that we expect are more likely than not to be realized. Our valuation allowances primarily relate to the deferred tax assets established for certain tax credit carryforwards and net operating loss carryforwards for U.S. and non-U.S. subsidiaries, and we evaluate the realizability of our deferred tax assets by assessing the related valuation allowance and by adjusting the amount of these allowances, if necessary. We assess such factors as our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets in determining the sufficiency of our valuation allowances. Failure to achieve forecasted taxable income in the applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in our effective tax rate on future earnings. Implementation of different tax structures in certain jurisdictions could, if successful, result in future reductions of certain valuation allowances.

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

Reserves for Contingent Loss

Liabilities are recorded for various contingencies arising in the normal course of business when it is both probable that a loss has been incurred and such loss is estimable. Assessments of reserves are based on information obtained from our independent and in-house experts, including recent legal decisions and loss experience in similar situations. The recorded legal reserves are susceptible to changes due to new developments regarding the facts and circumstances of each matter, changes in political environments, legal venue and other factors. Recorded environmental reserves could change based on further analysis of our properties, technological innovation and regulatory environment changes.

Retirement and Postretirement Benefits

Determination of the value of our retirement and postretirement benefits liabilities is based on actuarial valuations. Inherent in these valuations are key assumptions that are assessed annually in the fourth quarter and which include:

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

Valuation of Goodwill, Indefinite-Lived Intangible Assets and Other Long-Lived Assets

We record all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles and other intangibles at fair value, as required by SFAS No. 141, “Business Combinations.” The initial recording of goodwill and intangibles requires subjective judgments concerning estimates of the fair value of the acquired assets. Goodwill and indefinite-lived intangible assets are not amortized, but are subject to annual impairment tests. We test the value of goodwill and indefinite-lived intangible assets for impairment as of December 31 each year or whenever events or circumstances indicate such assets may be impaired. The test for goodwill impairment involves significant judgment in estimating projections of fair value generated through future performance of each of the reporting units, which correlate to our operating segments. The test of indefinite-lived intangibles involves significant judgment in estimating projections of future sales levels.

Impairment losses for goodwill are recognized whenever the implied fair value of goodwill is less than the carrying value. Impairment losses for intangibles are recognized whenever the estimated fair value is less than the carrying value. In calculating the fair value of the reporting units using the present value of estimated future cash flows, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and market data used in discounting those cash flows. Inherent uncertainties exist in determining and applying such factors. The discount rate used in the projection of fair value represents an internally estimated weighted average cost of capital of 9.37%.

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

OUTLOOK FOR 2007

Our future results of operations and other forward-looking statements contained in this Annual Report, including this MD&A, involve a number of risks and uncertainties — in particular, the statements regarding our goals and strategies, new product introductions, plans to cultivate new businesses, future economic conditions, revenue, pricing, gross margin and costs, capital spending, depreciation and amortization, research and development expenses, potential impairment of investments, the tax rate, and pending tax and legal proceedings. Our future results of operations may also be affected by the amount, type, and valuation of the share-based awards granted as well as the amount of awards forfeited due to employee turnover. In addition to the various important factors discussed above, a number of other factors could cause actual results to differ materially from our expectations. See the risks described in ”Risk Factors” in Part I, Item 1A included in this Annual Report.

We experienced continued strengthening in our markets in 2006 and we remain optimistic about our markets and our performance in 2007, considering that the economic opportunities in many of our geographic and core industrial markets continue to be strong. As a result of these factors, our revenues are expected to increase from 2006, excluding currency fluctuations. For additional discussion on our markets, see the “Business Overview — Our Markets” section of this MD&A. Our bookings for continuing operations increased 23.4% in 2006 as compared with 2005. We believe this will translate into increased revenue in 2007. However, as a booking represents a contract that can be modified or canceled, there is no guarantee that the increase in bookings will result in the same increase in revenues. Additionally, as customer requested lead times have extended, the timing for conversion of a booking into revenue is extending accordingly.

We expect our operating income to increase in 2007 as compared with 2006, although there are a numbers of factors that could have a significant impact on our operating income in 2007. We believe our 2007 operating income should continue to benefit from a number of operational improvement programs, including the procurement program and the CIP initiative, as well as other operational improvements in several of our facilities. In addition, continuation of our end user strategy, and selective contract bidding may also positively contribute to our operating income in 2007. However, a number of significant costs and certain other expenses will negatively impact our operating income in 2007. These include selected investments in technology infrastructure to consolidate our ERP systems; enhancements to our CIP initiative; professional fees incurred in the development of tax strategies and enhancement of our compliance programs; an increase in research and development spending; non-cash stock compensation expenses primarily related to the adoption of SFAS No. 123(R), and higher wage and benefit costs due to inflation. Additionally, the large proportion of original equipment business booked in 2006 by FPD may have some negative pressure on gross margin percentage as those are shipped in 2007 and beyond. While we expect our tax rate in 2007 to be less than in 2006, several things could negatively impact it, including the adoption of FIN No. 48 in 2007.

Following the refinancing of our previous credit facilities and 12.25% Senior Subordinated Notes in August 2005, 100% of our debt carries a floating rate of interest. As of December 31, 2006 we had $435.0 million of derivative contracts to convert a portion of floating interest rates to fixed interest rates to reduce our exposure to interest rate volatility. As a result of our lower levels of debt in 2006, we expect our interest expense will be lower in 2007 as compared with 2006. However, because a portion of our debt carries a floating rate of interest, the debt is subject to volatility in rates, which could negatively impact interest expense. Our results of operations may also be impacted by unfavorable foreign currency exchange rate movements. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

We expect to generate sufficient cash from operations to fund our business, capital expenditures, pension plan contribution obligations and continue to reduce debt levels. We seek to continue to improve our working capital utilization, with a particular focus on improving the management of accounts receivable and inventory. However, the amount of cash generated from working capital is dependent on the level of revenues, backlog and other factors. Our plan for capital expenditures in 2007 is to focus on capacity expansion, enterprise resource planning application upgrades, information technology infrastructure and cost reduction opportunities and are expected to be between approximately $85 million and $90 million, before consideration of any acquisition activity. Currently, no significant acquisitions are imminent. While current pension regulations allow us latitude in the amount of contributions, we currently anticipate that our contributions to our qualified U.S. pension plan will be approximately $20 million in 2007. We currently anticipate that our contributions to our non-U.S. pension plans will be approximately $12 million in 2007. We have $2.8 million in scheduled repayments in 2007 under our Credit Facilities. We expect to comply with the covenants under our Credit Facilities in 2007. See the “Liquidity and Capital Resources” section of this MD&A for further discussion of our debt covenants.

As we have discussed in this and prior publicly filed reports, we are currently subject to lawsuits, internal investigations and regulatory investigations in the U.S. and in foreign countries, which could negatively impact our cash flows and results of operations. We believe we are currently dealing with these matters appropriately, and we are diligently striving to achieve the most favorable results.

In 2006, the Board of Directors approved a share repurchase program that authorized the company to repurchase up to two million shares of common stock. As of December 31, 2006, 1.3 million shares had been repurchased under the program, and an additional 0.5 million shares had been purchased as of February 26, 2007. We expect to fund the program using existing cash and cash provided by operations, borrowings and stock option exercises.

We expect that our corporate representatives will, from time to time, meet privately with investors, investment analysts, the media and others, and may reiterate the forward-looking statements contained in this ”Outlook for 2007” section and elsewhere in this Annual Report, including any such statements that are incorporated by reference in this Annual Report. At the same time, we will keep this Annual Report and our most current “Business Outlook” publicly available on our Investor Relations web site (www.intc.com). The public can continue to rely on the Business Outlook published on the web site as representing our current expectations on matters covered, unless we publish a notice stating otherwise. Statements in the Business Outlook and other forward-looking statements in this Annual Report are subject to revision during the course of the year in our quarterly earnings releases and SEC filings and at other times.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks associated with financial instruments

We have market risk exposure arising from changes in interest rates and foreign currency exchange rate movements.

We enter into forward exchange contracts to hedge our risks associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction. Our risk management and derivatives policy specifies the conditions under which we may enter into derivative contracts. At December 31, 2006 and 2005, we had $433.7 million and $287.1 million, respectively, of notional amount in outstanding forward contracts with third parties. At December 31, 2006, the length of forward contracts currently in place was two days to 17 months.

The fair market value adjustments of a substantial portion of our forward contracts are recognized directly in our results of operations. The fair value of these outstanding forward contracts at December 31, 2006 and 2005 was a net asset of $3.4 million and a net liability of $2.3 million, respectively. Unrealized gains (losses) from the changes in the fair value of these forward contracts of $5.8 million, $(5.2) million, and $(2.5) million, for the years ended December 31, 2006, 2005 and 2004, respectively, are included in other (expense) income, net in the consolidated statements of income. The fair value of certain outstanding forward contracts that qualify for hedge accounting was a net liability of $0 and $7,000 at December 31, 2006 and 2005, respectively. Unrealized gains (losses) from the changes in the fair value of qualifying forward contracts and the associated underlying exposures of $0, $(35,000), and $(0.2) million, net of tax, for the years ended December 31, 2006, 2005 and 2004, respectively, are included in other comprehensive income (loss).

Also as part of our risk management program, we enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. At December 31, 2006 and 2005, we had $435.0 million and $325.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties. At December 31, 2006, the maximum remaining length of any interest rate contract in place was approximately 36 months. The fair value of the interest rate swap agreements was a net asset of $1.9 million and $0.9 million at December 31, 2006 and 2005, respectively. Unrealized gains from the changes in fair value of our interest rate swap agreements, net of reclassifications, of $0.7 million and $2.8 million, net of tax, for the years ended December 31, 2006 and 2005, respectively, are included in other comprehensive income (loss).

We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under forward contracts and interest rate swap agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.

Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our credit facilities, which bear interest based on floating rates. At December 31, 2006, after the effect of interest rate swaps, we had approximately $123.2 million of variable rate debt obligations outstanding with a weighted average interest rate of 6.88%. A hypothetical change of 100-basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would change interest expense by approximately $1.2 million.

We employ a foreign currency hedging strategy to minimize potential losses in earnings or cash flows from unfavorable foreign currency exchange rate movements. These strategies also minimize potential gains from favorable exchange rate movements. Foreign currency exposures arise from transactions, including firm commitments and anticipated transactions, denominated in a currency other than an entity’s functional currency and from translation of foreign-denominated assets and liabilities into U.S. dollars. Based on a sensitivity analysis at December 31, 2006, and before consideration of any outstanding forward contracts, a 10% adverse change in the foreign currency exchange rates could impact our results of operations for 2006 by $12.2 million. An analysis of the estimated impact by currency follows (in millions):

Impact on Net
Currency	Earnings

Euro	$4.5
British pound	1.2
Indian rupee	1.2
Swiss franc	1.1
Singapore dollar	0.9
Mexican peso	0.8
Australian dollar	0.5
Canadian dollar	0.5
Argentinean peso	0.4
Brazilian real	0.4
Venezuelan bolivar	0.3
Chilean peso	0.1
Malaysian ringgit	0.1
Saudi Arabian riyal	0.1
Other	0.1

Total	$12.2

Hedging related transactions, recorded to other comprehensive income (expense), net of deferred taxes, are summarized below:

	Other Comprehensive Income (Expense)
	2006	2005	2004
	(Amounts in thousands)

Reclassification to earnings for settlements during the year:
Forward contracts	$35	$125	$(458)
Interest rate swap agreements	529	1,284	2,689
Change in fair value:
Forward contracts	—	28	(190)
Interest rate swap agreements	133	1,547	(162)

Year ended December 31	$697	$2,984	$1,879

We expect to recognize $1.2 million, net of deferred taxes, into earnings in 2007 related to interest rate swap agreements based on their fair values at December 31, 2006.

We incurred foreign currency translation gains (losses) of $38.9 million, $(34.8) million and $21.4 million, in 2006, 2005 and 2004, respectively, which were recognized in other comprehensive income (expense). The currency gain in 2006 primarily reflects strengthening of the Euro and the British pound versus the U.S. dollar. The currency loss in 2005 primarily reflects weakening of the Euro versus the U.S. dollar and the currency gain in 2004 primarily reflects strengthening of the Euro versus the U.S. dollar.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of Flowserve Corporation:

We have completed integrated audits of Flowserve Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Flowserve Corporation and its subsidiaries (the Company) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for U.S. inventories in 2006, changed the manner in which it accounts for share based compensation in 2006, and changed the manner in which it accounts for defined benefit pension and other postretirement plans as of December 31, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Dallas, Texas
March 1, 2007

FLOWSERVE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(Amounts in thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$67,000	$92,864
Restricted cash	3,457	3,628
Accounts receivable, net	551,815	472,946
Inventories, net	547,373	416,413
Deferred taxes	95,027	97,947
Prepaid expenses and other	38,209	26,034

Total current assets	1,302,881	1,109,832
Property, plant and equipment, net	442,892	397,622
Goodwill	851,123	834,863
Deferred taxes	25,731	33,754
Other intangible assets, net	143,358	146,251
Other assets, net	103,250	91,342

Total assets	$2,869,235	$2,613,664

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$412,869	$316,713
Accrued liabilities	458,230	377,352
Debt due within one year	8,050	12,367
Deferred taxes	4,887	5,044

Total current liabilities	884,036	711,476
Long-term debt due after one year	556,519	652,769
Retirement obligations and other liabilities	408,094	396,013
Commitments and contingencies
Shareholders’ equity:
Series A preferred stock; none at December 31, 2006, $1.00 par value, 1,000 shares authorized, no shares issued at December 31, 2005	—	—
Common shares, $1.25 par value	73,289	72,018
Shares authorized — 120,000
Shares issued — 58,631 and 57,614, respectively
Capital in excess of par value	543,159	477,201
Retained earnings	582,767	467,735

	1,199,215	1,016,954
Treasury shares, at cost — 2,609 and 1,640 shares, respectively	(95,262)	(37,547)
Deferred compensation obligation	6,973	4,656
Accumulated other comprehensive loss	(90,340)	(130,657)

Total shareholders’ equity	1,020,586	853,406

Total liabilities and shareholders’ equity	$2,869,235	$2,613,664

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2006	2005	2004
	(Amounts in thousands, except per share data)

Sales	$3,061,063	$2,695,277	$2,522,489
Cost of sales	(2,053,761)	(1,824,716)	(1,759,331)

Gross profit	1,007,302	870,561	763,158
Selling, general and administrative expense	(782,503)	(684,271)	(605,145)
Net earnings from affiliates	14,820	12,533	8,066

Operating income	239,619	198,823	166,079
Interest expense	(65,688)	(74,125)	(80,407)
Interest income	7,607	3,399	1,939
Loss on early extinguishment of debt	(694)	(27,744)	(2,708)
Other income (expense), net	6,432	(8,351)	(14,055)

Earnings before income taxes	187,276	92,002	70,848
Provision for income taxes	(73,238)	(40,583)	(42,097)

Income from continuing operations	114,038	51,419	28,751
Discontinued operations, net of tax	—	(31,846)	(4,694)
Gain (loss) from sale of discontinued operations, net of tax	994	(2,499)	3,012

Net earnings	$115,032	$17,074	$27,069

Net earnings per share:
Basic:
Continuing operations	$2.04	$0.93	$0.52
Discontinued operations	0.02	(0.62)	(0.03)

Net earnings	$2.06	$0.31	$0.49

Diluted:
Continuing operations	$2.00	$0.91	$0.52
Discontinued operations	0.02	(0.61)	(0.03)

Net earnings	$2.02	$0.30	$0.49

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2006	2005	2004
	(Amounts in thousands)

Net earnings	$115,032	$17,074	$27,069

Other comprehensive income (expense):
Foreign currency translation adjustments, net of tax	38,920	(34,846)	21,414
Pension and other postretirement effects, net of tax	23,886	(31,881)	(8,211)
Cash flow hedging activity, net of tax	697	2,984	1,879

Other comprehensive income (expense)	63,503	(63,743)	15,082

Comprehensive income (loss)	$178,535	$(46,669)	$42,151

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2006		2005		2004
	Shares	Amount	Shares	Amount	Shares	Amount
	(Amounts in thousands)

COMMON STOCK
Beginning balance — January 1	57,614	$72,018	57,614	$72,018	57,614	$72,018
Stock issuance under stock option plans	1,017	1,271	—	—	—	—

Ending balance — December 31	58,631	$73,289	57,614	$72,018	57,614	$72,018

CAPITAL IN EXCESS OF PAR VALUE
Beginning balance — January 1		$477,201		$472,180		$477,443
Stock activity under stock plans		13,023		7,299		(1,724)
Restricted stock grants		—		(10,087)		(6,524)
Adoption of SFAS No. 123(R)		9,059		—		—
Stock-based compensation		25,089		7,691		2,373
Tax benefit associated with stock-based compensation		18,787		118		612

Ending balance — December 31		$543,159		$477,201		$472,180

RETAINED EARNINGS
Balance at January 1, 2004, as previously reported						$410,128
Adjustments to net earnings prior to January 1, 2004 for change in accounting for inventory						13,464

Beginning balance — January 1 (as adjusted)		$467,735		$450,661		$423,592
Net earnings		115,032		17,074		27,069

Ending balance — December 31		$582,767		$467,735		$450,661

TREASURY STOCK
Beginning balance — January 1	(1,640)	$(37,547)	(2,146)	$(48,171)	(2,775)	$(62,575)
Repurchases of common shares	(1,300)	(68,412)	—	—	—	—
Adoption of SFAS No. 123(R)	(583)	(9,059)		—		—
Stock activity under stock plans	914	19,756	506	10,624	629	14,404

Ending balance — December 31	(2,609)	$(95,262)	(1,640)	$(37,547)	(2,146)	$(48,171)

DEFERRED COMPENSATION OBLIGATION
Beginning balance — January 1		$4,656		$6,784		$7,445
Increases to obligation for new deferrals		2,350		723		888
Compensation obligations satisfied		(33)		(2,851)		(1,549)

Ending balance — December 31		$6,973		$4,656		$6,784

ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning balance — January 1		$(130,657)		$(66,914)		$(81,996)
Foreign currency translation adjustments, net of tax		38,920		(34,846)		21,414
Pension and other postretirement effects, net of tax		23,886		(31,881)		(8,211)
Adoption of SFAS No. 158, net of tax		(23,186)		—		—
Cash flow hedging activity, net of tax		697		2,984		1,879

Ending balance — December 31		$(90,340)		$(130,657)		$(66,914)

TOTAL SHAREHOLDERS’ EQUITY
Beginning balance — January 1	55,974	$853,406	55,468	$886,558	54,839	$835,927
Net changes in shareholders’ equity	48	167,180	506	(33,152)	629	50,631

Ending balance — December 31	56,022	$1,020,586	55,974	$853,406	55,468	$886,558

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(Amounts in thousands)

Cash flows — Operating activities:
Net earnings	$115,032	$17,074	$27,069
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	60,498	59,845	62,465
Amortization of intangible and other assets	10,498	10,043	10,691
Amortization of deferred loan costs	1,718	3,594	5,049
Write-off of unamortized deferred loan costs and discount	694	11,307	2,708
Loss on early extinguishment of debt	—	16,437	—
Net (gain) loss on the disposition of assets	1,444	2,039	(6,937)
Excess tax benefits from stock-based payment arrangements	(17,406)	—	—
Loss (gain) on sale of discontinued operations	(1,656)	3,814	(7,394)
Impairment of assets	—	30,067	979
Stock-based compensation	25,089	13,796	1,821
Net earnings from affiliates, net of dividends received	(6,663)	(7,779)	1,003
Change in assets and liabilities, net of acquisitions:
Accounts receivable, net	(40,826)	(37,192)	39,394
Inventories, net	(98,364)	(20,603)	20,957
Prepaid expenses and other	(6,548)	3,648	8,895
Other assets, net	(8,905)	3,798	(1,003)
Accounts payable	58,736	28,831	46,586
Accrued liabilities	76,690	47,644	32,059
Retirement obligations and other liabilities	(11,365)	(31,353)	25,025
Net deferred taxes	4,520	(27,565)	(1,866)

Net cash flows provided by operating activities	163,186	127,445	267,501

Cash flows — Investing activities:
Capital expenditures	(73,528)	(49,271)	(45,241)
Proceeds from sale of discontinued operations	3,656	13,590	28,000
Cash received for disposal of fixed assets	—	—	12,593
Payments for acquisitions, net of cash acquired	(7,978)	—	(9,429)
Change in restricted cash	171	(3,628)	—

Net cash flows used by investing activities	(77,679)	(39,309)	(14,077)

Cash flows — Financing activities:
Proceeds from issuance of long-term debt	—	600,000	98,843
Excess tax benefits from stock-based payment arrangements	17,406	—	—
Payments on long-term debt	(105,281)	(21,500)	(355,570)
Payment of deferred loan costs	—	(9,322)	(665)
Repurchase of Term Loans Senior and Subordinated Notes (includes premiums paid of $16.5 million)	—	(607,043)	—
Payments under other financing arrangements	(3,412)	(16,519)	—
Repurchase of common shares	(63,165)	—	—
Proceeds from stock option activity	39,915	1,111	6,787

Net cash flows used by financing activities	(114,537)	(53,273)	(250,605)
Effect of exchange rate changes on cash	3,166	(5,758)	7,418

Net change in cash and cash equivalents	(25,864)	29,105	10,237
Cash and cash equivalents at beginning of year	92,864	63,759	53,522

Cash and cash equivalents at end of year	$67,000	$92,864	$63,759

Income taxes paid (net of refunds)	$65,825	$40,698	$35,630
Interest paid	$63,866	$72,987	$74,996
Non-cash financing of fixed assets	$8,041	$—	$—

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005 AND FOR THE
THREE YEARS ENDED DECEMBER 31, 2006

1.	SIGNIFICANT ACCOUNTING POLICIES AND ACCOUNTING DEVELOPMENTS

We produce engineered and industrial pumps, industrial valves, control valves, nuclear valves, valve actuators and precision mechanical seals, and provide a range of related flow management services worldwide, primarily for the process industries. Equipment manufactured and serviced by us is predominantly used in industries that deal with difficult-to-handle and corrosive fluids as well as environments with extreme temperatures, pressure, horsepower and speed. Our businesses are affected by economic conditions in the United States (“U.S.”) and other countries where our products are sold and serviced, by the cyclical nature of the petroleum, chemical, power, water and other industries served, by the relationship of the U.S. dollar to other currencies and by the demand for and pricing of our customers’ products.

Basis of Presentation — Prior to December 31, 2006, inventory cost was determined for U.S. inventories by the last-in, first-out (“LIFO”) method and for non-U.S. inventories by the first-in, first-out (“FIFO”) method. Effective December 31, 2006, we changed our method of accounting for U.S. inventories from the LIFO method to the FIFO method, and now all of our inventory is reflected at the lower of cost or market with cost determined by the FIFO method. FIFO is a preferable method of accounting for our U.S. inventories for the following reasons: it provides comparability to our industry peers, many of whom use the FIFO method of accounting for inventories; it results in all of our inventories, worldwide, being accounted for on a consistent basis and on a method that is consistent with how we view the business in decision-making; and it produces results of operations that are more consistent with contemporaneous economic conditions by eliminating the disproportionate effects of liquidations of prior years’ inventory. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” the change in accounting has been retrospectively applied to all prior periods presented herein. The impact of the change in accounting method increased net earnings for the years ended December 31, 2006, 2005 and 2004 by $6.0 million, $5.2 million and $2.9 million, respectively, or $0.10, $0.09 and $0.06 per diluted share, respectively, and increased both total assets and total shareholders’ equity at December 31, 2005 by $21.6 million. See additional detail in Note 6. The impact of the change in accounting also affects periods prior to 2004, and accordingly, we have retrospectively adjusted those periods, and the cumulative effect was an aggregate increase to retained earnings as of January 1, 2004 of $13.5 million.

Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

Principles of Consolidation — The consolidated financial statements include the accounts of our company and our wholly and majority-owned subsidiaries. In addition, we consolidate any variable interest entities for which we are deemed to be the primary beneficiary. Minority interests have been recognized for all majority-owned consolidated subsidiaries. Intercompany profits, transactions and balances among consolidated entities have been eliminated from our consolidated financial statements. Investments in unconsolidated affiliated companies, which represent non-controlling ownership interests between 20% and 50%, are accounted for using the equity-method basis, which approximates our equity interest in their underlying equivalent net book value under accounting principles generally accepted in the United States of America (“GAAP”). Investments in interests where we own less than 20% of the investee are accounted for by the cost method, whereby income is only recognized in the event of dividend receipt. Investments accounted for by the cost method are tested annually for impairment.

Use of Estimates — The process of preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses. Management believes its estimates and assumptions are reasonable; however, actual results may differ materially from such estimates. The most significant estimates and assumptions made by management are used in determining:

•	Revenue recognition, net of liquidated damages and other delivery penalties;

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Income taxes, deferred taxes, tax valuation allowances and tax reserves;

•	Reserves for contingencies;

•	Retirement and postretirement benefits; and

•	Valuation of goodwill, indefinite-lived intangible assets and other long-lived assets.

Revenue Recognition — Revenues for product sales are recognized when the risks and rewards of ownership are transferred to the customers, which is based on the contractual delivery terms agreed to with the customer and fulfillment of all but inconsequential or perfunctory actions. In addition, our policy requires persuasive evidence of an arrangement, a fixed or determinable sales price and reasonable assurance of collectibility. For contracts containing multiple elements, each having a determinable fair value, we recognize revenue in an amount equal to the elements’ pro rata share of the contract’s fair value in accordance with the contractual delivery terms for each element. If a customer arrangement requires formal acceptance, revenue is not recognized until formal acceptance has been received. Freight charges billed to customers are included in sales and the related shipping costs are included in cost of sales in our consolidated statements of income.

Revenues for long-term contracts, which include contracts that exceed certain internal thresholds regarding the size and duration of the project and provide for the receipt of progress billings from the customer, are recorded on the percentage of completion method with progress measured on a cost-to-cost basis. Percentage of completion revenue represents less than 7% of our consolidated sales for each year presented.

Revenue on service and repair contracts is recognized after services have been agreed to by the customer and rendered. Revenues generated under fixed fee service and repair contracts are recognized on a ratable basis over the term of the contract. These contracts can range in duration, but generally extend for up to five years. Fixed fee service contracts represent less than 1% of consolidated sales for each year presented.

In certain instances, we provide guaranteed completion dates under the terms of our contracts. Failure to meet contractual delivery dates can result in unrealized incentive fees or non-recoverable costs. In instances where the payment of such costs are deemed to be probable, we perform a project profitability analysis accounting for such costs as a reduction of realizable revenues, which could potentially cause estimated total project costs to exceed projected total revenues realized from the project. In such instances, we would record reserves to cover such excesses in the period they are determined, which would adversely affect our results of operations and financial position. In circumstances where the total projected reduced revenues still exceed total projected costs, the incurrence of unrealized incentive fees or non-recoverable costs generally reduces profitability of the project at the time of subsequent revenue recognition. Our reported results would change if different estimates were used for contract costs or if different estimates were used for contractual contingencies.

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

Allowance for Doubtful Accounts and Credit Risk — The allowance for doubtful accounts is established based on estimates of the amount of uncollectible accounts receivable, which is determined principally based upon the aging of the receivable, but also customer credit history, industry and market segment information, economic trends and conditions, credit reports, and customer financial condition. Customer credit issues, customer bankruptcies or general economic conditions may also impact our estimates.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit risks are mitigated by the diversity of customers in our customer base across many different geographic regions and performing creditworthiness analyses on such customers. As of December 31, 2006, and 2005, we do not believe that we have any significant concentrations of credit risk.

Inventories and Related Reserves — Inventories are stated at the lower-of-cost or market. Cost is determined by the FIFO method. Reserves for excess and obsolete inventories are based upon our assessment of market conditions for our products determined by historical usage and estimated future demand. Due to the long life cycle of our products, we carry spare parts inventories that have historically low usage rates and provide reserves for such inventory based on demonstrated usage and aging criteria.

Income Taxes, Deferred Taxes, Tax Valuation Allowances and Tax Reserves  — We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are calculated using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Valuation allowances reflect the likelihood of the recoverability of any such assets. We record valuation allowances to reflect the estimated amount of deferred tax assets that may not be realized based upon our analysis of existing deferred tax assets, net operating losses and tax credits by jurisdiction and expectations of our ability to utilize these tax attributes through a review of past, current and estimated future taxable income and establishment of tax strategies. These estimates could be impacted by changes in the amount and geographical source of future income and the results of implementation or alteration of tax planning strategies.

SFAS No. 109, “Accounting for Income Taxes” requires us to provide deferred taxes for the temporary differences associated with our investment in foreign subsidiaries which have a financial reporting basis that exceeds tax basis unless we can assert permanent reinvestment in foreign jurisdictions pursuant to Accounting Principles Board Opinion (“APB”) No. 23, “Accounting for Income Taxes — Special Areas.” Financial reporting basis and tax basis differences in investments in foreign subsidiaries consist of both unremitted earnings and losses as well as foreign currency translation adjustments. We do not assert permanent reinvestment under APB No. 23 for these basis differences. During each of the three years reported in the period ended December 31, 2006, we have not recognized any net deferred tax assets attributable to unremitted earnings or foreign currency translation adjustments in our foreign subsidiaries due to estimated excess foreign tax credits and other attributes.

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

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Legal and Environmental Accruals — Legal and environmental reserves are recorded based upon a case-by-case analysis of the relevant facts and circumstances and an assessment of potential legal obligations and costs. Amounts relating to legal and environmental liabilities are recorded when it is probable that a loss has been incurred and such loss is estimable. Assessments of legal and environmental costs are based on information obtained from our independent and in-house experts and our loss experience in similar situations. The estimates may change in the future due to new developments regarding the facts and circumstances of each matter.

Warranty Accruals — Warranty obligations are based upon product failure rates, materials usage, and service delivery costs, an analysis of all identified or expected claims, and an estimate of the cost to resolve such claims. The estimates of expected claims are generally a factor of historical claims and known product issues. Warranty obligations based on these factors are adjusted based on historical sales trends for the preceding 24 months. Changes in claim rates, differences between actual and expected warranty costs, sales trends, and facility rationalization activities could impact warranty obligation estimates, which might have adverse effects on our consolidated results of operations and financial position.

Insurance Accruals — Insurance accruals are recorded for wholly or partially self-insured risks such as medical benefits and workers’ compensation based upon an analysis of our claim loss history, insurance deductibles, policy limits, and other relevant factors. The estimates are based upon information received from actuaries, insurance company adjusters, independent claims administrators, or other independent sources. Changes in claims and differences between actual and expected claim losses could impact future accruals.

Retirement Obligations — Determination of the retirement and postretirement benefits obligations is based on estimates made by management in consultation with independent actuaries and investment advisors. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets, life expectancy, and assumed rate of increase in wages or in health care costs. Current market conditions, including changes in rates of returns, interest rates and medical inflation rates, are considered in selecting these assumptions.

Valuation of Goodwill, Indefinite-Lived Intangible Assets and Other Long-Lived Assets — The value of goodwill and indefinite-lived intangible assets is tested annually for impairment at December 31 or whenever events or circumstances indicate such assets may be impaired. Impairment for goodwill and indefinite-lived intangibles is assessed at the reporting unit level, which correlates to our operating segments. We consider each of our operating segments to constitute a business with discrete financial information that management regularly reviews. The net realizable value of other long-lived assets, including property, plant and equipment, is reviewed periodically, when indicators of potential impairments are present, based upon an assessment of the estimated future cash flows related to those assets.

Property, Plant, and Equipment, and Depreciation — Property, plant and equipment are stated at historical cost, less accumulated depreciation. If asset retirement obligations exist, they are capitalized as part of the carrying amount of the asset and depreciated over the remaining useful life of the asset. The useful lives of leasehold improvements are the lesser of the remaining lease term or the useful life of the improvement. When assets are retired or otherwise disposed of, their costs and related accumulated depreciation are removed from the accounts and any resulting gains or losses are included in the operations for the period. Depreciation is computed by the straight-line method based on the estimated useful lives of the depreciable assets. Generally, the estimated useful lives of the assets are:

Buildings and improvements	10 to 40 years
Furniture and fixtures	3 to 7 years
Machinery and equipment	3 to 12 years
Capital leases (based on lease term)	3 to 25 years

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Costs related to routine repairs and maintenance are expensed as incurred.

Internally Developed Software — We capitalize certain costs associated with the development of internal-use software. Generally, these costs are related to significant software development projects and are amortized over their estimated useful life upon implementation of the software.

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

Deferred Loan Costs — Deferred loan costs, consisting of fees and other expenses associated with debt financing, are amortized over the term of the associated debt using the effective interest method. Additional amortization is recorded in periods where optional or mandatory repayments on debt are made.

Fair Values of Financial Instruments — The carrying amounts of our financial instruments approximate fair value at December 31, 2006 and 2005.

Derivatives and Hedging Activities — As part of our risk management strategy, we enter into derivative contracts to mitigate certain financial risks related to foreign currencies and interest rates. We have a risk-management and derivatives policy outlining the conditions under which we can enter into financial derivative transactions.

We employ a foreign currency economic hedging strategy to minimize potential losses in earnings or cash flows from unfavorable foreign currency exchange rate movements. This strategy also minimizes potential gains from favorable exchange rate movements. Foreign currency exposures arise from transactions, including firm commitments and anticipated transactions, denominated in a currency other than an entity’s functional currency and from translation of foreign-denominated assets and liabilities into U.S. dollars. The primary currencies to which we have exposure are the Euro, British pound, Indian Rupee, Swiss franc, Singapore dollar, Mexican peso and Canadian dollar. We enter into interest rate swap agreements for the purpose of hedging our exposure to floating interest rates on certain portions of our debt.

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

All derivatives are recognized on the balance sheet at their fair values. At the inception of a new derivative contract, our policy requires us to designate the derivative as (1) a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge); or (2) a foreign currency fair value (a “foreign currency” hedge). Changes in the fair value of a derivative that is highly effective, documented, designated, and qualified as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows of the hedged transaction. Changes in the fair value of foreign currency hedges are recorded in other comprehensive income (loss) since they satisfy the accounting criteria for a cash flow hedge. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative do not mirror the change in the cash flow of the forecasted transaction) is recorded in current period earnings. For effective hedges, the changes in the value of the hedged item are also recorded as a component of other comprehensive income (loss), if the underlying has been recognized on the balance sheet. Upon settlement, realized gains and

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

losses are recognized in other income (expense), net in the consolidated statements of income. For financial derivatives that do not qualify for hedge accounting or for which we have not elected to apply hedge accounting, which includes substantially all of our forward exchange contracts, the changes in the fair values of these derivatives are recognized in other income (expense), net in the consolidated statements of income for all periods presented.

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

Foreign Currency Translation — Assets and liabilities of our foreign subsidiaries are translated to U.S. dollars at exchange rates prevailing at the balance sheet date, while income and expenses are translated at average rates for each month. Translation gains and losses are generally reported as a component of accumulated other comprehensive loss.

Transaction and translation gains and losses arising from intercompany balances are reported as a component of accumulated other comprehensive loss when the underlying transaction stems from a long-term equity investment or from debt designated as not due in the foreseeable future. Otherwise, we recognize transaction gains and losses arising from intercompany transactions as a component of income. Where intercompany balances are not long-term investment related or not designated as due beyond the foreseeable future, we may mitigate risk associated with foreign currency fluctuations by entering into forward exchange contracts. See Note 8 for further discussion of these forward exchange contracts.

Transactional currency gains and losses arising from transactions in currencies other than our sites’ functional currencies and changes in fair value of forward exchange contracts that do not qualify for hedge accounting are included in our consolidated results of operations. For the years ended December 31, 2006, 2005 and 2004, we recognized gains (losses) of $7.5 million, $(7.0) million, and $(11.0) million of such amounts in other income (expense), net in the accompanying consolidated statements of income.

Stock-Based Compensation — Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share — Based Payment,” using the modified prospective application method, and therefore, have not retrospectively adjusted results for prior periods. Under this method, stock-based compensation expense for the periods presented include compensation expense for all stock-based compensation awards granted prior to, but not yet vested at the date of adoption, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Stock-based compensation expense for all stock-based compensation awards granted after the date of adoption is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). It is our policy to set the exercise price of stock options at the closing price of our common stock on the New York Stock Exchange on the date of grant, which is the date such grants are authorized by our Board of Directors. Options are expensed using the graded vesting model,

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

whereby we recognize compensation cost over the requisite service period for each separately vesting tranche of the award. In accordance with SFAS No. 123(R), we adjust share-based compensation at least annually for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience.

In conjunction with the adoption of SFAS No. 123(R), we selected the alternative transition method to determine the net excess tax benefits that would have qualified as such as of January 1, 2006. See Note 7 for further discussion on stock-based compensation.

Earnings Per Share — Basic and diluted earnings per share are calculated as follows:

	Year Ended December 31,
	2006	2005	2004
	(Amounts in thousands, except
	per share amounts)

Income from continuing operations	$114,038	$51,419	$28,751

Net earnings	$115,032	$17,074	$27,069

Denominator for basic earnings per share — weighted average shares	55,963	55,473	55,071
Effect of potentially dilutive securities	942	1,217	579

Denominator for diluted earnings per share — weighted average shares	56,905	56,690	55,650

Net earnings per share:
Basic:
Continuing operations	$2.04	$0.93	$0.52
Net earnings	2.06	0.31	0.49
Diluted:
Continuing operations	$2.00	$0.91	$0.52
Net earnings	2.02	0.30	0.49

Options outstanding with an exercise price greater than the average market price of the common stock were not included in the computation of diluted earnings per share. The weighted average number of such options totaled 0, 0.2 million and 1.1 million for 2006, 2005 and 2004, respectively.

Research and Development Expense — Research and development costs are charged to expense when incurred. Aggregate research and development costs included in selling, general and administrative expenses were $29.7 million, $24.3 million, and $25.2 million in 2006, 2005 and 2004, respectively. Costs incurred for research and development primarily include salaries and benefits and consumable supplies, as well as, rent, professional fees, utilities, and the depreciation of property and equipment used in research and development activities.

Business Combinations — All business combinations referred to in these financial statements used the purchase method of accounting, under which we allocate the purchase price to the identifiable tangible and intangible assets, recognizing goodwill when the purchase price exceeds fair value of such identifiable assets.

Accounting Developments

Pronouncements Implemented

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R). We adopted SFAS No. 123(R) on January 1, 2006 utilizing the modified prospective application method. See Note 7 for additional information regarding the adoption of SFAS No. 123(R).

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4 and seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials by requiring those items to be recognized as current period charges. Additionally, SFAS No. 151 requires that fixed production overheads be allocated to conversion costs based on the normal capacity of the production facilities. Our adoption of SFAS No. 151 in the first quarter of 2006 did not have a material impact on our consolidated financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 establishes new standards on accounting for changes in accounting principles. All such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Periods.” However, it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity and the correction of errors. See Note 6 for additional information regarding the retrospective adjustment of prior periods for our change in accounting for inventories.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. SFAS No. 158 amends SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employer’s Accounting for Postretirement Benefits other than Pensions,” SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” and other related accounting literature. SFAS No. 158 requires expanded disclosures about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits and transition asset or obligation. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. Our adoption of SFAS No. 158 did not have a material impact on our consolidated financial condition and results of operations. See additional discussion of the impact of adoption of SFAS No. 158 in Note 12.

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

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of Statement No. 140.” SFAS No. 156 clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability, requires that a separately recognized servicing asset or servicing liability be initially measured at fair value and permits an entity with a separately recognized servicing asset or servicing liability to choose either the amortization method or fair value method for subsequent measurement. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS No. 156 to have a material impact on our consolidated financial position and results of operations.

In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF No. 06-03 requires that the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to APB No. 22, “Disclosure of Accounting Policies.” In addition, if any of such taxes are reported on a gross basis, a company should disclose, on an aggregated basis, the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF Issue No. 06-03 is effective for interim and annual reporting periods beginning after December 31, 2006. We have historically presented such taxes on a net basis within our results of operations and accordingly, we do not expect the adoption of EITF Issue No. 06-03 to have a material impact on our consolidated financial position and results of operations.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements; however, it does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are still evaluating the impact of SFAS No. 157 on our consolidated financial condition and results of operations.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. It provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are still evaluating the impact of SFAS No. 159 on our consolidated financial condition and results of operations.

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

General Services Group — During the first quarter of 2005 we committed to a plan to divest certain non-core service operations, collectively called the General Services Group (“GSG”), and accordingly, evaluated impairment pursuant to a held-for-sale concept, as opposed to the previously held-and-used concept. As part of our decision to sell, we allocated $12.3 million of goodwill to GSG based on its relative fair value to the division’s estimated fair value. We recognized impairment charges to goodwill and property, plant and equipment during 2005 aggregating $30.1 million relating to GSG as the number of potential buyers diminished to one purchaser during the bidding process, and the business underperformed during the year due, in part, to the pending sale.

On December 31, 2005, we sold GSG to Furmanite, a unit of Dallas-based Xanser Corporation for a contingent sales price of $15.5 million in gross cash proceeds, including $2.0 million held in escrow pending final settlement and excluding approximately $12 million of net accounts receivable. Utilizing the $15.5 million contingent sales price, the sale resulted in a loss of $2.5 million ($3.8 million pre-tax), which we recognized in the fourth quarter of 2005. During the third quarter of 2006, we recognized $0.8 million ($1.1 million pre-tax) of reduction in the loss after an independent arbitrator issued a binding decision with respect to the valuation of inventory, which resolved one element of the contingent sales price. During the fourth quarter of 2006, we negotiated the final sales price of $17.1 million, whereby we recognized an additional reduction in the loss on sale of $0.2 million ($0.5 million pre-tax), bringing the aggregate loss on sale recognized in 2006 and 2005 to $1.5 million ($2.2 million pre-tax). All remaining amounts due to us under the terms of the sale were collected in December 2006.

We used $10.9 million of the initial net cash proceeds to reduce our indebtedness in January 2006, and an additional $3.5 million in December 2006 using the final proceeds collected pursuant to this sale transaction. We allocated estimated interest expense related to this repayment to discontinued operations in each period presented based upon then prevailing interest rates. As a result of this sale, we have presented the results of operations of GSG as discontinued operations.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GSG generated the following results of operations:

	Year Ended December 31,
	2005	2004
	(Amounts in millions)

Sales	$103.1	$115.7
Cost of sales	87.5	95.5
Selling, general and administrative expense	57.5	26.0
Interest expense	0.7	0.6
Other income (expense), net	0.3	0.3

Loss before income taxes	(42.9)	(6.7)
Income tax benefit	11.1	1.0

Results for discontinued operations, net of tax	$(31.8)	$(5.7)

Government Marine Business Unit — In November 2004, we sold our Government Marine Business Unit (“GMBU”), a business within our Flowserve Pump Division (“FPD”), to Curtiss-Wright Electro-Mechanical Corporation for approximately $28 million, generating a gain of $3.0 million ($7.4 million pre-tax) after the allocation of approximately $8 million of goodwill and $1 million of intangible assets. GMBU, which provided pump technology and service for U.S. Navy submarines and aircraft carriers, did not serve our core market and represented only a small part of our total pump business. We used net proceeds from the disposition of GMBU to reduce our outstanding indebtedness. As a result of this sale, we have presented the results of operations for GMBU as discontinued operations.

GMBU generated the following results of operations for the year ended December 31, 2004 (in millions):

Sales	$21.6
Cost of sales	17.6
Selling, general and administrative expense	2.4

Earnings before income taxes	1.6
Provision for income taxes	0.6

Results for discontinued operations, net of tax	$1.0

3.	ACQUISITIONS

We regularly evaluate acquisition opportunities of various sizes. During 2006, we completed four small asset acquisitions for an aggregate purchase price of $8.0 million. Assets acquired primarily include inventory, fixed assets and intangible assets. These acquisitions are immaterial, individually and in aggregate, and thus, no pro forma financial information has been presented.

We acquired the remaining 75% interest in Thompsons, Kelly and Lewis, Pty. Ltd (“TKL”) an Australian manufacturer and supplier of pumps, during March 2004. The incremental interests acquired were accounted for as a step acquisition and TKL’s results of operations have been consolidated since the date of acquisition. The estimated fair value of the net assets acquired (including approximately $2.2 million of cash acquired) exceeded the cash paid of $12 million and, accordingly, no goodwill was recognized. The 2004 consolidated statement of income includes 2004 TKL sales of $35 million.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table provides information about our changes in 2006 to intangible assets:

	December 31, 2006
	Useful Life	Beginning Gross	Change Due		Ending Gross	Accumulated
	(Years)	Amount	to Currency	Acquisitions(3)	Amount	Amortization
	(Amounts in thousands, except years)

Finite-lived intangible assets:
Engineering drawings(1)	10-22.5	$80,434	$1,009	$—	$81,443	$(28,308)
Distribution networks	15	13,868	—	—	13,868	(5,861)
Software	10	5,900	—	—	5,900	(3,786)
Patents	9.5-15.5	28,032	1,236	—	29,268	(12,898)
Other	3-40	14,287	683	716	15,686	(13,237)

		$142,521	$2,928	$716	$146,165	$(64,090)

Indefinite-lived intangible assets — Trademarks(2)		$57,760	$1,608	$3,400	$62,768	$(1,485)

The following table provides information about our changes in 2005 to intangible assets:

	December 31, 2005
	Useful Life	Beginning Gross	Change Due		Ending Gross	Accumulated
	(Years)	Amount	to Currency	Acquisitions(3)	Amount	Amortization
	(Amounts in thousands, except years)

Finite-lived intangible assets:
Engineering drawings(1)	10-22.5	$81,662	$(1,228)	$—	$80,434	$(22,894)
Distribution networks	15	13,700	—	168	13,868	(4,947)
Software	10	5,900	—	—	5,900	(3,196)
Patents	9.5-15.5	28,567	(1,503)	968	28,032	(9,969)
Other	3-40	13,991	(883)	1,179	14,287	(11,539)

		$143,820	$(3,614)	$2,315	$142,521	$(52,545)

Indefinite-lived intangible assets — Trademarks(2)		$59,255	$(1,729)	$234	$57,760	$(1,485)

(1)	Engineering drawings represent the estimated fair value associated with specific product and component schematics. These assets have been recognized as a result of our acquisitions of Invensys’ flow control division (“IFC”) and IDP and were valued based upon management analysis of independent third party appraisals.

(2)	Accumulated amortization for indefinite-lived intangible assets relates to amounts recorded prior to the implementation date of SFAS No. 142, “Goodwill and Other Intangible Assets”.

(3)	During 2006 and 2005, our Flow Solutions Division acquired certain intangible assets.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following schedule outlines actual amortization recognized during 2006 and an estimate of future amortization based upon the finite-lived intangible assets owned at December 31, 2006:

Amortization
Expense
(Amounts in thousands)

Actual for year ended December 31, 2006	$10,498
Estimate for year ending December 31, 2007	10,388
Estimate for year ending December 31, 2008	8,656
Estimate for year ending December 31, 2009	8,656
Estimate for year ending December 31, 2010	8,410
Estimate for year ending December 31, 2011	8,066
Thereafter	37,899

The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 are as follows:

	Flowserve	Flow	Flow
	Pump	Control	Solutions	Total
		(Amounts in thousands)

Balance — January 1, 2005	$459,896	$371,837	$33,618	$865,351
Sale of GSG	—	(12,327)	—	(12,327)
Resolution of tax contingencies	(252)	(2,003)	—	(2,255)
Currency translation	(2,882)	(10,712)	(2,312)	(15,906)

Balance — December 31, 2005	$456,762	$346,795	$31,306	$834,863
Acquisitions	1,203	—	1,060	2,263
Currency translation	2,708	9,490	1,799	13,997

Balance — December 31, 2006	$460,673	$356,285	$34,165	$851,123

5.	FACTORING OF ACCOUNTS RECEIVABLE

Through our European subsidiaries, we engage in non-recourse factoring of certain accounts receivable. The various agreements have different terms, including options for renewal and mutual termination clauses. Our Credit Facilities, which are fully described in Note 11, limit factoring volume to $75.0 million at any given point in time as defined by our Credit Facilities. In the aggregate, the cash received from factored receivables outstanding at December 31, 2006 and 2005 totaled $69.1 million and $46.1 million, respectively, which represent the factor’s purchase of $76.7 million and $49.3 million of our receivables, respectively.

In 2006, under all of our factoring agreements worldwide, we recognized losses of approximately $2.8 million in factoring receivables, which compares with a total loss of $2.3 million and $2.0 million in 2005 and 2004, respectively.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	INVENTORIES

Inventories, net consisted of the following:

	December 31,
	2006	2005
	(Amounts in thousands)

Raw materials	$167,224	$126,724
Work in process	354,808	201,951
Finished goods	225,157	200,421
Less: Progress billings	(140,056)	(54,511)
Less: Excess and obsolete reserve	(59,760)	(58,172)

Inventories, net	$547,373	$416,413

During 2006, 2005 and 2004 we recognized expenses of $6.3 million, $9.1 million and $25.0 million, respectively, for obsolete and excess inventory. These expenses are included in cost of sales in our consolidated statements of income.

As discussed in Note 1, effective December 31, 2006, we changed from the LIFO method of accounting for U.S. inventories to the FIFO method.

We have retrospectively adjusted all prior periods to reflect the results and balances that would have been reported had we applied the FIFO method of accounting for inventories for all periods presented. The column labeled “As Computed under LIFO” represents our financial position and results of operations as of and for the year ended December 31, 2006, assuming we had continued to use the LIFO method for U.S. inventories. The effects of the change as it relates to our consolidated financial statements for the periods presented are as follows:

Statement of Income
Year Ended December 31, 2006

	As Computed	As Reported	Effect of
	Under LIFO	Under FIFO	Change
	(Amounts in thousands)

Sales	$3,061,063	$3,061,063	$—
Cost of sales	(2,063,268)	(2,053,761)	9,507
Selling, general and administrative expense	(782,503)	(782,503)	—
Other expense, net	(37,523)	(37,523)	—

Earnings before income taxes	177,769	187,276	9,507
Provision for income taxes	(69,755)	(73,238)	(3,483)
Discontinued operations, net of tax	994	994	—

Net income	$109,008	$115,032	$6,024

Earnings per share:
Basic:
Continuing operations	$1.93	$2.04	$0.11
Net earnings	1.95	2.06	0.11
Diluted:
Continuing operations	$1.90	$2.00	$0.10
Net earnings	1.92	2.02	0.10

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Income
Year Ended December 31, 2005

	As Previously		Effect of
	Reported	As Adjusted	Change
	(Amounts in thousands)

Sales	$2,695,277	$2,695,277	$—
Cost of sales	(1,833,446)	(1,824,716)	8,730
Selling, general and administrative expense	(684,271)	(684,271)	—
Other expense, net	(94,288)	(94,288)	—

Earnings before income taxes	83,272	92,002	8,730
Provision for income taxes	(37,092)	(40,583)	(3,491)
Discontinued operations, net of tax	(34,345)	(34,345)	—

Net income	$11,835	$17,074	$5,239

Earnings per share:
Basic:
Continuing operations	$0.83	$0.93	$0.10
Net earnings	0.21	0.31	0.10
Diluted:
Continuing operations	$0.82	$0.91	$0.09
Net earnings	0.21	0.30	0.09

Statement of Income
Year Ended December 31, 2004

	As Previously		Effect of
	Reported	As Adjusted	Change
	(Amounts in thousands)

Sales	$2,522,489	$2,522,489	$—
Cost of sales	(1,763,911)	(1,759,331)	4,580
Selling, general and administrative expense	(605,145)	(605,145)	—
Other expense, net	(87,165)	(87,165)	—

Earnings before income taxes	66,268	70,848	4,580
Provision for income taxes	(40,386)	(42,097)	(1,711)
Discontinued operations, net of tax	(1,682)	(1,682)	—

Net income	$24,200	$27,069	$2,869

Earnings per share:
Basic:
Continuing operations	$0.47	$0.52	$0.05
Net earnings	0.44	0.49	0.05
Diluted:
Continuing operations	$0.46	$0.52	$0.06
Net earnings	0.43	0.49	0.06

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance Sheet
December 31, 2006

	As Computed	As Reported	Effect of
	Under LIFO	Under FIFO	Change
	(Amounts in thousands)

Current assets:
Inventories, net	$498,709	$547,373	$48,664
Deferred taxes	116,095	95,027	(21,068)
Aggregated other current assets, net	660,481	660,481	—

Total current assets	1,275,285	1,302,881	$27,596
Deferred taxes	25,731	25,731	—
Aggregated other assets, net	1,540,623	1,540,623	—

Total assets	$2,841,639	$2,869,235	$27,596

Total liabilities	$1,848,649	$1,848,649	$—
Retained earnings	555,171	582,767	27,596
Other shareholder’s equity	437,819	437,819	—

Total shareholders’ equity	992,990	1,020,586	27,596

Total liabilities and shareholders’ equity	$2,841,639	$2,869,235	$27,596

Balance Sheet
December 31, 2005

	As Previously		Effect of
	Reported	As Adjusted	Change
	(Amounts in thousands)

Current assets:
Inventories, net	$378,324	$416,413	$38,089
Deferred taxes	113,957	97,947	(16,010)
Aggregated other current assets, net	595,472	595,472	—

Total current assets	1,087,753	1,109,832	22,079
Deferred taxes	34,261	33,754	(507)
Aggregated other assets, net	1,470,078	1,470,078	—

Total assets	$2,592,092	$2,613,664	$21,572

Total liabilities	$1,760,258	$1,760,258	$—
Retained earnings	446,163	467,735	21,572
Other shareholders’ equity	385,671	385,671	—

Total shareholders’ equity	831,834	853,406	21,572

Total liabilities and shareholders’ equity	$2,592,092	$2,613,664	$21,572

The change in accounting for inventories had no impact on our overall cash flows from operating activities.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	STOCK-BASED COMPENSATION PLANS

Restricted Stock and Stock Option Plans — The Flowserve Corporation 2004 Stock Compensation Plan (the “2004 Plan”), which was established on April 21, 2004, authorized the issuance of up to 3,500,000 shares of common stock through grants of restricted stock, stock options and other equity-based awards. Of the 3,500,000 shares of common stock that have been authorized under the 2004 Plan, 1,856,112 remain available for issuance. In addition to the 2004 Plan, we maintain other shareholder-approved plans that permit the issuance of our common stock through grants of various equity-based awards. As of December 31, 2006, approximately 131,374 shares of common stock remained available for stock option grants under these other plans. Options granted to officers, other employees and directors allow for the purchase of common shares at or above the fair market value of our stock on the date the options are granted, although no options have been granted above fair market value. Generally, options, whether granted under the 2004 Plan or one of the other previously approved plans, become exercisable over a staggered period ranging from one to five years (most typically from one to three years). Options generally expire ten years from the date of the grant or within a short period of time following the termination of employment or cessation of services by an option holder; however, as described in greater detail under “modifications” below, the expiration provisions relating to certain outstanding option awards have been modified.

We adopted SFAS No. 123(R) on January 1, 2006. Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method as set forth in APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations as permitted by SFAS No. 123. Accordingly, we recognized compensation expense for restricted stock and other equity awards over the applicable vesting period; however, we did not recognize compensation expense for stock options for the years ended December 31, 2005, and 2004, because the options were granted at market value on the date of grant.

The following tables illustrate the effect of stock-based compensation on net earnings and earnings per share for the years ended December 31, 2005, and 2004, if we had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation, calculated using the Black-Scholes option-pricing model.

	Year Ended December 31,
	2005	2004
	(Amounts in thousands, except per share amounts)

Net earnings, as reported	$17,074	$27,069
Restricted stock compensation expense included in net earnings, net of tax	8,692	1,195
Less: Stock-based employee compensation expense determined under fair value method for all awards, net of tax	(11,359)	(2,297)

Pro forma net earnings	$14,407	$25,967

Net earnings per share — basic:
As reported	$0.31	$0.49
Pro forma	0.26	0.47
Net earnings per share — diluted:
As reported	$0.30	$0.49
Pro forma	0.25	0.47

We adopted SFAS No. 123(R) under the modified prospective application method. Under this method, we recorded stock-based compensation expense of $18.2 million ($25.1 million pre-tax) for the year ended December 31, 2006 for all awards granted on or after the date of adoption and for the unvested portion of previously granted

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

awards at January 1, 2006, and includes the $5.6 million charge discussed in “Modifications” below. Accordingly, prior period amounts have not been retrospectively adjusted.

Stock Options — Information related to stock options issued to officers, other employees and directors under all plans is presented in the following table:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Number of shares under option:
Outstanding — beginning of year	2,966,326	$23.00	2,820,160	$21.93	3,096,317	$21.72
Granted	319,850	49.81	456,048	29.57	234,520	23.03
Exercised	(1,872,742)	21.74	(49,717)	19.96	(323,904)	19.09
Cancelled	(40,806)	33.97	(260,165)	23.46	(186,773)	24.81
Modified(1)	89,404	24.55	—	—	—	—

Outstanding — end of year	1,462,032	$30.27	2,966,326	$23.00	2,820,160	$21.93

Exercisable — end of year	779,225	$23.87	2,323,190	$21.83	2,269,979	$21.98

(1)	Options originally expiring in 2005 that had their expiration dates extended contingent upon shareholder approval, which was obtained on August 24, 2006, as discussed below in “Modifications.”

The weighted average fair value per share of options granted was $24.84, $14.62 and $10.83 for the years ended December 31, 2006, 2005 and 2004, respectively. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The “fair value” for these options at the date of grant was estimated using the Black-Scholes option pricing model.

The weighted average, remaining contractual life of options outstanding at December 31, 2006 and 2005 is 6.8 years and 4.2 years, respectively. Additional information relating to the ranges of options outstanding at December 31, 2006, is as follows:

	Weighted	Options Outstanding		Options Exercisable
	Average		Weighted		Weighted
	Remaining		Average		Average
Range of Exercise	Contractual	Number	Exercise Price	Number	Exercise Price
Prices per Share	Life	Outstanding	per Share	Outstanding	per Share

$12.12 - 18.18	3.53	130,348	$16.65	130,348	$16.65
$18.19 - 24.24	6.25	315,488	20.87	216,316	19.81
$24.25 - 30.30	5.54	453,162	26.40	334,371	26.61
$30.31 - 36.36	8.24	244,184	31.90	89,023	32.02
$36.37 - 42.42	8.96	15,500	39.39	5,167	39.39
$42.43 - 48.48	8.97	220,850	48.17	4,000	48.17
$48.49 - 54.54	9.75	56,500	52.83	—	—
$54.55 - 60.60	9.35	26,000	58.25	—	—

		1,462,032	$30.27	779,225	$23.87

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the assumptions noted in the following table. The risk-free rate for periods within the contractual life of

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Year Ended December 31,
	2006	2005	2004

Risk-free interest rate	4.7%	4.6%	4.8%
Dividend yield	—	—	—
Stock volatility	41.4%	43.2%	44.1%
Average expected life (years)	5.8	6.4	6.8
Forfeiture rate	10.3%	9.7%	9.5%

As of December 31, 2006, we have $5.8 million of unrecognized compensation cost related to outstanding unvested stock option awards, which is expected to be recognized over a weighted-average period of approximately 1.6 years. The total intrinsic value of stock options exercised during the years ended December 31, 2006, 2005 and 2004 were $54.7 million, $0.3 million and $1.7 million, respectively. The total fair value of stock options vested during the years ended December 31, 2006, 2005 and 2004 were $0.1 million, $2.3 million and $1.2 million, respectively.

Incremental stock-based compensation expense related solely to stock options recognized for the year ended December 31, 2006 as a result of the modified prospective adoption of SFAS No. 123(R) was as follows:

Year Ended
December 31, 2006
(Amounts in thousands, except per share data)

Stock-based compensation expense, before taxes(1)	$6,940
Related income tax benefit	(1,400)

Stock-based compensation expense, net of tax	$5,540

Earnings per share — basic:	$0.10
Earnings per share — diluted:	$0.10

(1)	Excludes the $5.6 million modification charge recorded in August 2006 as discussed below in “Modifications” since the charge we would have recognized in accordance with FIN No. 44, “Accounting for Certain Transactions involving Stock Compensation — an interpretation of APB Opinion No. 25,” would have approximated the charge recognized in accordance with SFAS No. 123(R).

Restricted Stock — In addition to the 2004 Plan, we also have restricted stock plans that authorize us to grant up to 2,351 additional shares of common stock or units with rights commensurate with restricted stock to employees and non-employee directors. In general, the restrictions on the shares and units do not expire for a minimum of one year and a maximum of ten years and are subject to forfeiture during the restriction period. Most typically, restricted share grants have staggered vesting periods over one to three years from grant date. The intrinsic value of the shares and units, which is typically the product of share price at the date of grant and the number of shares and units granted, is amortized on a straight-line basis to compensation expense over the periods in which the restrictions lapse. The forfeiture rate is based on unvested restricted shares and units forfeited compared to original total restricted shares and units granted over a rolling 10-year period, excluding significant forfeiture events that are not expected to recur.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Awards of restricted stock are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted stock. Prior to the adoption of SFAS No. 123(R), the unrecognized portion of unearned compensation associated with unvested restricted stock was recognized as a reclassification within equity, resulting in no net impact on shareholders’ equity. Effective January 1, 2006, the amounts have been reversed, with no net impact on shareholders’ equity. As of December 31, 2006 and 2005, we have $15.0 million and $9.1 million, respectively, of unearned compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 1.6 years. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total fair value of restricted shares and units vested during the years ended December 31, 2006, 2005 and 2004 were $3.7 million, $2.2 million and $0.5 million, respectively.

Stock-based compensation expense related to restricted stock recognized was $8.9 million ($12.8 million pre-tax) for the year ended December 31, 2006, $4.2 million ($6.6 million pre-tax) for the year ended December 31, 2005 and $1.2 million ($1.8 million pre-tax) for the year ended December 31, 2004.

The following tables summarize information regarding the restricted stock plans:

	Year Ended December 31, 2006
		Weighted
		Average Grant-
	Shares	Date Fair Value

Number of unvested shares:
Outstanding — beginning of year	583,455	$26.40
Granted	415,070	48.80
Vested	(154,580)	24.35
Cancelled	(43,422)	35.61

Unvested restricted stock	800,523	$37.91

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

On June 1, 2005, we took action to extend to December 31, 2006, the regular term of certain options granted to employees, including executive officers, qualified retirees and directors, which were scheduled to expire in 2005. On November 4, 2005, we took subsequent action to further extend the exercise date of these options, and options expiring in 2006, to January 1, 2009. We thereafter concluded, however, that recent regulatory guidance issued under Section 409A of the Internal Revenue Code might cause the recipients of these extended options to become subject to unintended adverse tax consequences under Section 409A. Accordingly, effective December 14, 2005, the Organization and Compensation Committee of the Board of Directors partially rescinded, in accordance with the regulations, the extensions of the regular term of these options, to provide as follows:

(i) the regular term of options otherwise expiring in 2005 expired on October 29, 2006, and

(ii) the regular term of options otherwise expiring in 2006 will expire on the later of:

(1) 75 days after the regular term of the option as originally granted expires, or

(2) December 31, 2006.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These extensions were subject to shareholder approval of applicable plan amendments, which was obtained at our annual shareholders’ meeting held on August 24, 2006. The approval of such plan amendments is considered a stock modification for financial reporting purposes subject to the recognition of a non-cash compensation charge in accordance with SFAS No. 123(R), and we recorded a charge of $5.6 million in 2006.

The earlier extension actions also extended the option exercise period available following separation from employment for reasons of death, disability and termination not for cause or certain voluntary separations. These separate extensions were partially rescinded at the December 14, 2005 meeting of the Organization and Compensation Committee of the Board of Directors, and as so revised are currently effective and not subject to shareholder approval. The exercise period available following such employment separations has been extended to the later of (i) 30 days after the options first became exercisable when our SEC filings first became current and an effective SEC Form S-8 Registration Statement was filed with the SEC (both of which occurred September 29, 2006), or (ii) the period available for exercise following separation from employment under the terms of the option as originally granted. This extension is considered for financial reporting purposes as a stock modification subject to the recognition of a non-cash compensation charge in accordance with APB No. 25, of $1.0 million in 2005. The extension of the exercise period following separation from employment does not apply to option exercise periods governed by a separate separation contract or agreement.

8.	DERIVATIVES AND HEDGING ACTIVITIES

We enter into forward exchange contracts to hedge our risks associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction. Our risk management and derivatives policy specifies the conditions under which we may enter into derivative contracts. At December 31, 2006 and 2005, we had $433.7 million and $287.1 million, respectively, of notional amount in outstanding forward contracts with third parties. At December 31, 2006, the length of forward contracts currently in place was two days to 17 months.

The fair market value adjustments of a substantial portion of our forward contracts are recognized directly in our results of operations. The fair value of these outstanding forward contracts at December 31, 2006 and 2005 was a net asset of $3.4 million and a net liability of $2.3 million, respectively. Unrealized gains (losses) from the changes in the fair value of these forward contracts of $5.8 million, $(5.2) million, and $(2.5) million, for the years ended December 31, 2006, 2005 and 2004, respectively, are included in other (expense) income, net in the consolidated statements of income. The fair value of certain outstanding forward contracts that qualify for hedge accounting was a net liability of $0 and $7,000 at December 31, 2006 and 2005, respectively. Unrealized losses from the changes in the fair value of qualifying forward contracts and the associated underlying exposures of $0, $35,000, and $0.2 million, net of tax, for the years ended December 31, 2006, 2005 and 2004, respectively, are included in other comprehensive income (loss).

Also as part of our risk management program, we enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. At December 31, 2006 and 2005, we had $435.0 million and $325.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties. At December 31, 2006, the maximum remaining length of any interest rate contract in place was approximately 36 months. The fair value of the interest rate swap agreements was a net asset of $1.9 million and $0.9 million at December 31, 2006 and 2005, respectively. Unrealized gains from the changes in fair value of our interest rate swap agreements, net of reclassifications, of $0.7 million and $2.8 million, net of tax, for the years ended December 31, 2006 and 2005, respectively, are included in other comprehensive income (loss).

During 2004, we entered into a compound derivative contract to hedge exposure to both currency translation and interest rate risks associated with our European Investment Bank (“EIB”) credit facility. The notional amount of the derivative was $85.0 million, and it served to convert floating rate interest rate risk to a fixed rate, as well as U.S. dollar currency risk to Euros. As described more fully in Note 11, we repaid all amounts outstanding under this facility on December 15, 2006, and realized a foreign transaction gain of $8.5 million. We also settled the derivative

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for a loss of $9.9 million. At December 31, 2005, the fair value of this derivative was a net liability of $2.8 million. The gain (loss) on the derivative, offset with the foreign transaction gain on the underlying loan aggregate to $3.3 million, $0.2 million and $(5.1) million for the years ended December 31, 2006, 2005 and 2004, respectively, and are included in other (expense) income, net in the consolidated statements of income.

We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under forward contracts and interest rate swap agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.

Hedging related transactions recorded to other comprehensive income (expense), net of deferred taxes, are summarized below:

	Other Comprehensive Income (Expense)
	2006	2005	2004
	(Amounts in thousands)

Reclassification to earnings for settlements during the year:
Forward contracts	$35	$125	$(458)
Interest rate swap agreements	529	1,284	2,689
Change in fair value:
Forward contracts	—	28	(190)
Interest rate swap agreements	133	1,547	(162)

Year ended December 31	$697	$2,984	$1,879

We expect to recognize $1.2 million, net of deferred taxes, into earnings in 2007 related to interest rate swap agreements based on their fair values at December 31, 2006.

9.	DETAILS OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS

The following tables present financial information of certain consolidated balance sheet captions.

Accounts Receivable, net — Accounts receivable, net were:

	December 31,
	2006	2005
	(Amounts in thousands)

Trade receivables	$504,862	$444,306
Other receivables	60,088	42,911
Allowance for doubtful accounts	(13,135)	(14,271)

Accounts receivable, net	$551,815	$472,946

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant, and Equipment, net — Property, plant and equipment, net were:

	December 31,
	2006	2005
	(Amounts in thousands)

Land	$69,531	$63,499
Buildings, improvements, furniture and fixtures	422,838	383,658
Machinery, equipment, capital leases and construction in progress	459,556	395,166

Gross property, plant and equipment	951,925	842,323
Less accumulated depreciation	(509,033)	(444,701)

Property, plant and equipment, net	$442,892	$397,622

Depreciation expense for continuing operations in the amount of $46.7 million, $46.9 million and $44.7 million for the years ended December 31, 2006, 2005 and 2004, respectively, is included in cost of sales in the consolidated statements of income, with the remaining depreciation expense included in selling, general and administrative expense.

Other Assets, net — Other assets, net were:

	December 31,
	2006	2005
	(Amounts in thousands)

Investments in equity method affiliates	$50,060	$41,236
Deferred loan costs	7,562	10,021
Deferred compensation funding	22,221	19,884
Other	23,407	20,201

Other assets, net	$103,250	$91,342

Accrued Liabilities — Accrued liabilities were:

	December 31,
	2006	2005
	(Amounts in thousands)

Wages, compensation and other benefits	$170,348	$158,889
Insurance expense	3,582	13,507
Interest expense	1,642	1,745
Commissions and royalties	25,538	21,690
Customer deposits and progress billings in excess of accumulated costs	119,374	42,944
Warranty costs	28,578	29,376
Sales and use tax expense	8,127	10,120
Legal and environmental matters	14,721	12,704
Income tax	4,516	20,050
Other	81,804	66,327

Accrued liabilities	$458,230	$377,352

Other accrued liabilities include professional fees, derivative liabilities, lease obligations, freight and other items, none of which individually exceed 5% of current liabilities.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Retirement obligations and Other Liabilities — Retirement obligations and other liabilities were:

	December 31,
	2006	2005
	(Amounts in thousands)

Retirement and postretirement benefits	$253,212	$270,958
Deferred taxes	36,608	32,605
Deferred compensation	13,920	10,877
Derivative contracts	632	3,485
Other	103,722	78,088

Retirement obligations and other liabilities	$408,094	$396,013

Other non-current liabilities includes minority interest, reserves for legal and environmental matters, reserves for uncertain tax positions and other items, none of which individually exceed 5% of total liabilities.

10.	EQUITY METHOD INVESTMENTS

Summarized below is combined balance sheet and income statement information, based on the most recent financial information, for investments in entities we account for using the equity method (unaudited):

	Year Ended December 31,
	2006	2005	2004
	(Amounts in thousands)

Revenues	$295,545	$260,279	$219,921
Gross profit	79,599	68,303	57,354
Income before provision for income taxes	48,337	39,509	29,587
Provision for income taxes	(14,033)	(13,111)	(9,138)

Net income	$34,304	$26,398	$20,449

	December 31,
	2006	2005
	(Amounts in thousands)

Current assets	$188,797	$154,135
Noncurrent assets	48,316	41,855

Total assets	$237,113	$195,990

Current liabilities	$91,798	$73,857
Noncurrent liabilities	24,292	16,973
Shareholders’ equity	121,023	105,160

Total liabilities and shareholders’ equity	$237,113	$195,990

The provision for income taxes is based on the tax laws and rates in the countries in which our investees operate. The taxation regimes vary not only by their nominal rates, but also by the allowability of deductions, credits and other benefits.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of net income per combined income statement information to equity in income from investees per our consolidated statements of income is as follows:

	Year Ended December 31,
	2006	2005	2004
	(Amounts in millions)

Equity income based on stated ownership percentages	$14,820	$11,505	$8,411
Adjustments due to amortization of basis differences, timing of GAAP adjustments and other adjustments	—	1,028	(345)

Equity in income from investees	$14,820	$12,533	$8,066

11.	DEBT AND LEASE OBLIGATIONS

Debt, including capital lease obligations, consisted of:

	December 31,
	2006	2005
	(Amounts in millions)

Term Loan, interest rate of 6.88% in 2006 and 6.36% in 2005	$558,220	$578,500
EIB loan, interest rate of 4.42%	—	85,000
Capital lease obligations and other	6,349	1,636

Debt and capital lease obligations	564,569	665,136
Less amounts due within one year	8,050	12,367

Total debt due after one year	$556,519	$652,769

Scheduled maturities of the Credit Facilities (as described below), as well as capital lease obligations, for the next five years and beyond are:

		Capital Leases
	Term Loans	& Other	Total
	(Amounts in thousands)

2007	$2,841	$5,209	$8,050
2008	5,682	890	6,572
2009	5,682	—	5,682
2010	5,682	250	5,932
2011	137,779	—	137,779
Thereafter	400,554	—	400,554

Total	$558,220	$6,349	$564,569

Credit Facilities — On August 12, 2005, we entered into Credit Facilities comprised of a $600.0 million term loan expiring on August 10, 2012 and a $400.0 million revolving line of credit, which can be utilized to provide up to $300.0 million in letters of credit, expiring on August 12, 2010. We refer to these credit facilities collectively as our Credit Facilities. The proceeds of borrowings under our Credit Facilities were used to call our 12.25% Senior Subordinated Notes and retire our indebtedness outstanding under our previous credit facilities. We also replaced the letter of credit agreement guaranteeing our obligations under the EIB credit facility described below with a letter of credit issued under the new revolving line of credit. During 2006, we made no scheduled repayments and optional prepayments of $5.0 million. We made mandatory repayments of $14.4 million, using the net cash proceeds from the sale of GSG, and $0.9 million, using excess cash flows as defined by the Credit Facilities.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Borrowings under our Credit Facilities bear interest at a rate equal to, at our option, either (1) the base rate (which is based on greater of the prime rate most recently announced by the administrative agent under our Credit Facilities or the Federal Funds rate plus 0.50%) or (2) London Interbank Offered Rate (“LIBOR”) plus an applicable margin determined by reference to the ratio of our total debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), which at December 31, 2006 was 1.5% for LIBOR borrowings. In addition, we pay lenders under the Credit Facilities a commitment fee equal to a percentage, determined by reference to the ratio of our total debt to consolidated EBITDA, of the unutilized portion of the revolving line of credit, and letter of credit fees with respect to each financial standby letter of credit outstanding under our Credit Facilities equal to a percentage based on the applicable margin in effect for LIBOR borrowings under the new revolving line of credit. The fee for performance standby letters of credit is 0.5% lower than the fee for financial standby letters of credit. At December 31, 2006, we had no amounts outstanding under the revolving line of credit. We had outstanding letters of credit of $83.9 million and $165.8 million at December 31, 2006 and 2005, respectively, which reduced our borrowing capacity to $316.1 million and $234.2 million, respectively. In connection with our Credit Facilities, we have entered into $435.0 million of notional amount of interest rate swaps to hedge exposure of floating interest rates.

We incurred $9.3 million in fees related to the Credit Facilities, of which $0.8 million were expensed in 2005. Based upon the final syndicate of financial institutions for the Credit Facilities, we expensed $10.5 million of these unamortized deferred loan costs in 2005. In addition to the total loan costs of $11.3 million that were expensed, we recorded a charge of $16.4 million for premiums paid to call the Senior Subordinated Notes, for a total loss on extinguishment of $27.7 million recorded in 2005. The remaining $8.5 million of fees related to the Credit Facilities were capitalized and combined with the remaining $1.3 million of previously unamortized deferred loan costs for a total of $9.8 million in deferred loan costs included in other assets, net. These costs are being amortized over the term of the Credit Facilities.

Our obligations under the Credit Facilities are unconditionally guaranteed, jointly and severally, by substantially all of our existing and subsequently acquired or organized domestic subsidiaries and 65% of the capital stock of certain foreign subsidiaries. In addition, prior to our obtaining and maintaining investment grade credit ratings, our and the guarantors’ obligations under the Credit Facilities are collateralized by substantially all of our and the guarantors’ assets.

The loans under our Credit Facilities are subject to mandatory repayment with, in general:

•	100% of the net cash proceeds of asset sales; and

•	Unless we attain and maintain investment grade credit ratings:

•	50% of the proceeds of any equity offerings; and

•	100% of the proceeds of any debt issuances (subject to certain exceptions).

We may prepay loans under our Credit Facilities in whole or in part, without premium or penalty.

Our Credit Facilities contain, among other things, covenants restricting our and our subsidiaries’ ability to dispose of assets, merge, pay dividends, repurchase or redeem capital stock and indebtedness, incur indebtedness and guarantees, create liens, enter into agreements with negative pledge clauses, make certain investments or acquisitions, enter into sale and leaseback transactions, enter into transactions with affiliates, make capital expenditures, or engage in any business activity other than our existing business. Our Credit Facilities also contain covenants requiring us to deliver to lenders our audited annual and unaudited quarterly financial statements and leverage and interest coverage financial covenants. Under the leverage covenant, the maximum permitted leverage ratio stepped down beginning in the fourth quarter of 2006, with a further step-down beginning in the fourth quarter of 2007. Under the interest coverage covenant, the minimum required interest coverage ratio stepped up beginning in the fourth quarter of 2006, with a further step-up beginning in the fourth quarter of 2007.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compliance with these financial covenants under our Credit Facilities is tested quarterly. We complied with the covenants as of December 31, 2006.

Our Credit Facilities include events of default usual for these types of credit facilities, including nonpayment of principal or interest, violation of covenants, incorrectness of representations and warranties, cross defaults and cross acceleration, bankruptcy, material judgments, ERISA events, actual or asserted invalidity of the guarantees or the security documents, and certain changes of control of our company. The occurrence of any event of default could result in the acceleration of our and the guarantors’ obligations under the Credit Facilities.

EIB Credit Facility — On April 14, 2004, we and one of our European subsidiaries, Flowserve B.V., entered into an agreement with EIB, pursuant to which EIB agreed to loan us up to €70.0 million, with the ability to draw funds in multiple currencies, to finance in part specified research and development projects undertaken by us in Europe. Borrowings under the EIB credit facility bore interest at a fixed or floating rate of interest agreed to by us and EIB with respect to each borrowing under the facility.

In August 2004, we borrowed $85.0 million at a floating interest rate based on 3-month U.S. LIBOR that reset quarterly. We repaid the outstanding principal balance and terminated this facility on December 15, 2006, using cash generated from operations. As a result of this repayment, we incurred expenses of $0.5 million related to the write-off of unamortized deferred financing costs. Concurrent with borrowing the $85.0 million, we entered into a derivative contract with a third party financial institution, swapped this principal amount to €70.6 million and fixed the LIBOR portion of the interest rate to a fixed interest rate of 4.19% through the scheduled repayment date. We did not apply hedge accounting to the derivative contract, and the unrealized gain (loss) on the derivative, offset with the foreign currency translation gain on the underlying loan was included in other (expense) income, net in the consolidated statements of income. As discussed more fully in Note 8, we settled this derivative concurrent with the repayment of the underlying loan.

The following summarizes our repayment of obligations under our various credit facilities:

	2006	2005	2004
	(Amounts in millions)

Scheduled repayment	$—	$1.5	$27.5
Mandatory repayment	15.3	—	167.9
Optional prepayment(1)	90.0	38.4	160.0
Loss on early extinguishment of debt	0.7	27.7	2.7

(1)	Optional prepayment in 2005 excludes the proceeds from our Credit Facilities that were used to repay our outstanding obligations under our previous credit facilities and our 12.25% Senior Subordinated Notes.

Accounts Receivable Factoring — Through our European subsidiaries, we engage in non-recourse factoring of certain accounts receivable. The various agreements have different terms, including options for renewal and mutual termination clauses. The limit on factoring is $75.0 million at any given point in time as defined by our Credit Facilities, which were entered into in August 2005, and are fully described above. In the aggregate, cash received from factored receivables outstanding at December 31, 2006 and 2005 totaled $69.1 million and $46.1 million, respectively, which represent the factor’s purchase of $76.7 million and $49.3 million of our receivables, respectively.

Operating Leases — We have non-cancelable operating leases for certain offices, service and quick response centers, certain manufacturing and operating facilities, machinery, equipment and automobiles. Rental expense relating to operating leases was $29.3 million in 2006, $22.1 million in 2005 and $19.7 million in 2004.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The future minimum lease payments due under non-cancelable operating leases are:

Year Ended December 31,	(Amounts in thousands)

2007	$29,021
2008	21,949
2009	16,670
2010	13,069
2011	10,357
Thereafter	18,390

Total minimum lease payments	$109,456

12.	RETIREMENT AND POSTRETIREMENT BENEFITS

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

For all periods presented, we used a measurement date of December 31 for all of our worldwide pension plans and for our postretirement medical plans.

As discussed in Note 1, we adopted SFAS No. 158 effective December 31, 2006. The impact of the adoption is summarized below:

	Pre-FAS 158		Pre-FAS 158	FAS 158
	Without MPL	MPL	With MPL	Adoption
	Adjustment	Adjustment	Adjustment	Adjustments	Post FAS 158
	(Amounts in thousands)

Net deferred tax asset	$73,318	$8,685	$82,003	$(2,740)	$79,263
Retirement obligations and other liabilities	414,739	(32,571)	382,168	25,926	408,094
Total shareholders’ equity	1,019,886	23,886	1,043,772	(23,186)	1,020,586

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

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net defined benefit pension expense, for the U.S. defined benefit pension plans (including both qualified and non-qualified plans) was:

	Year Ended December 31,
	2006	2005	2004
	(Amounts in thousands)

Service cost	$14,864	$14,832	$13,876
Interest cost	15,538	15,549	15,385
Expected return on plan assets	(15,751)	(16,444)	(17,306)
Settlement and curtailment of benefits	—	(266)	609
Amortization of unrecognized prior service benefit	(1,347)	(1,459)	(1,291)
Amortization of unrecognized net loss	6,353	4,974	2,493

U.S. pension expense	$19,657	$17,186	$13,766

The settlement and curtailment expense in 2005 is associated with the sale of GSG, as discussed in Note 2, partially offset by the departure of former executives.

The estimated prior service benefit for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into U.S. pension expense in 2007 is $1.4 million. The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into U.S. pension expense in 2007 is $5.9 million.

The following summarizes the net pension liability for U.S. plans as of December 31, 2006:

(Amounts in thousands)

Benefit obligation	$295,549
Plan assets, at fair value	242,045

Funded status	$(53,504)

Accumulated other comprehensive loss, net of tax:
Unrecognized net loss	$(60,522)
Unrecognized prior service benefit	5,205
Deferred tax asset	(31,996)
Net amount recognized	33,809

Funded status	$(53,504)

The following summarizes amounts recognized in the balance sheet for U.S. plans as of December 31, 2006:

(Amounts in thousands)

Current liabilities	$(370)
Noncurrent liabilities	(53,134)

Funded status	$(53,504)

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the net pension liability for U.S. plans as of December 31, 2005:

(Amounts in thousands)

Benefit obligation	$294,291
Plan assets, at fair value	207,155

Funded status	(87,136)
Unrecognized net loss	113,886
Unrecognized prior service benefit	(9,589)
Intangible asset	(628)
Accumulated other comprehensive loss	(65,622)
Deferred tax asset	(38,047)

Net U.S. pension liability	$(87,136)

The following are assumptions related to the U.S. defined benefit pension plans:

	Year Ended December 31,
	2006	2005	2004

Weighted average assumptions used to determine benefit obligations:
Discount rate	5.75%	5.50%	5.75%
Rate of increase in compensation levels	4.50	4.50	4.50
Weighted average assumptions used to determine net cost:
Long-term rate of return on assets	7.50%	8.25%	8.75%
Discount rate	5.50	5.75	6.25
Rate of increase in compensation levels	4.50	4.50	4.50

We also increased the discount rate from 5.50% at December 31, 2005, to 5.75% at December 31, 2006, to reflect the current interest rate environment and the expected benefit payment streams. We regularly evaluate assumptions for asset returns and discount rates based on a variety of factors. Based on the results of pension plan asset returns during 2005 and on the anticipated future return, we decreased the assumed rate of return of such assets from 8.25% for 2005 to 7.5% for 2006. The expected long-term rate of return on assets was determined by assessing the rates of return for each targeted asset class, return premiums generated by active portfolio management and by comparison of rates utilized by other companies.

During 2005, we increased our minimum pension liability (“MPL”) by $12.0 million, net of tax. The increase primarily resulted from the increase in accumulated benefit obligations due to lower discount rates along with lower than anticipated plan asset returns during 2005.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the changes in the U.S. defined benefit plans’ pension obligations:

	Year Ended December 31,
	2006	2005
	(Amounts in thousands)

Beginning benefit obligations	$294,291	$271,208
Service cost	14,864	14,832
Interest cost	15,538	15,549
Curtailment of benefits and other	—	(281)
Plan amendments	27	501
Actuarial loss (gain)	(3,365)	18,923
Benefits paid	(25,806)	(26,441)

Ending benefit obligations	$295,549	$294,291

Accumulated benefit obligations	$295,549	$294,291

The following is a reconciliation of the U.S. defined benefit pension plans’ assets:

	Year Ended December 31,
	2006	2005
	(Amounts in thousands)

Beginning plan assets	$207,155	$176,573
Return on plan assets	24,391	12,255
Company contributions	36,305	44,768
Benefits paid	(25,806)	(26,441)

Ending plan assets	$242,045	$207,155

We contributed $36.3 million and $44.8 million to the U.S. defined benefit pension plans during 2006 and 2005, respectively. These payments exceeded the minimum funding requirements mandated by the U.S. Department of Labor rules. During 2006, returns on pension plan assets were greater than anticipated. During 2005 returns on pension plan assets were less than anticipated.

Although we are still working with our actuaries to determine estimated funding beyond 2006, the following table summarizes the expected cash activity for the U.S. defined benefit pension plans in the future (in millions):

Company contributions — 2007	$20.0
Expected benefit payments:
2007	$23.9
2008	25.7
2009	26.7
2010	27.1
2011	26.6
2012-2016	151.7

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The asset allocation for the U.S. defined benefit pension plans at the end of 2006 and 2005, and the target allocation for 2007, by asset category, are as follows:

	Target Allocation at		Percentage of Actual Plan
	December 31,		Assets at December 31,
Asset Category	2006	2005	2006	2005

Equity securities	65%	65%	65%	66%
Fixed income	25%	25%	25%	30%
Other	10%	10%	10%	4%

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

Net defined benefit pension expense for non-U.S. pension plans was:

	Year Ended December 31,
	2006	2005	2004
	(Amounts in thousands)

Service cost	$4,168	$3,320	$3,423
Interest cost	10,365	10,259	8,780
Expected return on plan assets	(6,006)	(5,740)	(4,407)
Settlement and curtailment of benefits(1)	745	43	—
Amortization of unrecognized net loss	2,483	1,403	1,296

Non-U.S. pension expense	$11,755	$9,285	$9,092

(1)	The increase in settlement and curtailment of benefits in 2006 is due to the conversion of a defined benefit plan in Canada to a defined contribution plan.

The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into non-U.S. expense in 2007 is $1.7 million.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the net pension liability for non-U.S. plans as of December 31, 2006:

(Amounts in thousands)

Benefit obligation	$248,951
Plan assets, at fair value	123,093

Funded status	$(125,858)

Accumulated other comprehensive loss, net of tax:
Unrecognized net loss	$(38,045)
Net deferred tax asset	(4,572)
Net amount recognized	(83,241)

Funded status	$(125,858)

The following summarizes amounts recognized in the balance sheet for non-U.S. plans as of December 31, 2006:

(Amounts in thousands)

Noncurrent assets	$247
Current liabilities	(6,280)
Noncurrent liabilities	(119,825)

Funded status	$(125,858)

The following summarizes the net pension liability for non-U.S. plans as of December 31, 2005:

(Amounts in thousands)

Benefit obligations	$226,283
Plan assets, at fair value	104,475

Funded status	(121,808)
Unrecognized net loss	49,111
Accumulated other comprehensive loss	(27,572)
Deferred tax asset	(5,421)

Net non-U.S. pension liability	$(105,690)

The following are assumptions related to the non-U.S. defined benefit pension plans:

	Year Ended December 31,
	2006	2005	2004
	(Amounts in thousands)

Weighted average assumptions used to determine benefit obligations:
Discount rate	4.78%	4.43%	5.12%
Rate of increase in compensation levels	3.23	3.19	3.05
Weighted average assumptions used to determine net cost:
Long-term rate of return on assets	5.46%	6.00%	6.86%
Discount rate	4.43	5.12	5.51
Rate of increase in compensation levels	3.19	3.05	3.00

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Many of our non-U.S. defined benefit plans are unfunded, as permitted by local regulation. The expected long-term rate of return on assets for funded plans was determined by assessing the rates of return for each asset class and return premiums generated by active investment management.

During 2005, we increased our non-U.S. MPL by $19.1 million, net of tax, as a component of other comprehensive income (expense). The increase in the liability in 2005 primarily resulted from the increase in accumulated benefit obligation due to lower discount rates during 2005.

The following is a reconciliation of the non-U.S. plans’ defined benefit pension obligations:

	Year Ended December 31,
	2006	2005
	(Amounts in thousands)

Beginning benefit obligations	$226,283	$217,538
Service cost	4,168	3,320
Interest cost	10,365	10,259
Employee contributions	627	714
Plan amendments, curtailments and other	29	269
Plan settlements	(4,167)	—
Actuarial loss (gain)	(6,752)	29,550
Benefits paid	(9,346)	(9,012)
Currency exchange impact	27,744	(26,355)

Ending benefit obligations	$248,951	$226,283

Accumulated benefit obligations	$227,117	$207,610

The following is a reconciliation of the non-U.S. plans’ defined benefit pension assets:

	Year Ended December 31,
	2006	2005
	(Amounts in thousands)

Beginning plan assets	$104,475	$99,728
Return on plan assets	7,873	15,395
Employee contributions	627	714
Company contributions	9,427	8,314
Currency exchange impact	13,841	(10,664)
Plan settlements	(4,063)	—
Acquisitions	259	—
Benefits paid	(9,346)	(9,012)

Ending plan assets	$123,093	$104,475

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the expected cash activity for the non-U.S. defined benefit plans in the future (in millions):

Company contributions — 2007	$11.9
Expected benefit payments:
2007	$10.3
2008	10.6
2009	11.2
2010	11.0
2011	11.9
2012-2016	44.6

The asset allocations for the non-U.S. defined benefit pension plans at the end of 2006 and 2005 are as follows:

			Percentage of
	Target Allocation at		Actual Plan Assets
	December 31,		at December 31,
Asset Category	2006	2005	2006	2005

Equity securities	48%	43%	50%	48%
Fixed income	41%	47%	38%	41%
Other	11%	10%	12%	11%

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

	Year Ended December 31,
	2006	2005
	(Amounts in thousands)

Projected benefit obligation	$424,097	$518,221
Accumulated benefit obligation	418,296	500,396
Fair value of plan assets	258,226	309,615

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

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net postretirement benefit expense for postretirement medical plans was:

	Year Ended December 31,
	2006	2005	2004
	(Amounts in thousands)

Service cost	$106	$122	$183
Interest cost	3,842	4,139	5,331
Amortization of unrecognized prior service benefit	(4,329)	(4,147)	(3,149)
Amortization of unrecognized net loss	1,054	683	1,460

Postretirement benefit expense	$673	$797	$3,825

The estimated prior service benefit for postretirement medical plans that will be amortized from accumulated other comprehensive loss into U.S. pension expense in 2007 is $4.3 million. The estimated net loss for postretirement medical plans that will be amortized from accumulated other comprehensive loss into U.S. expense in 2007 is $1.0 million.

The following summarizes the accrued postretirement benefits for the postretirement medical plans as of December 31, 2006:

2006
(Amounts in thousands)

Postretirement benefit obligation	$71,382

Funded status	$(71,382)

Accumulated other comprehensive loss, net of tax:
Unrecognized net loss	$(7,340)
Unrecognized prior service benefit	7,785
Deferred tax liability	258
Net amount recognized	(72,085)

Funded status	$(71,382)

The following summarizes amounts recognized in the balance sheet for postretirement benefits as of December 31, 2006:

(Amounts in thousands)

Current liabilities	$(7,942)
Noncurrent liabilities	(63,440)

Funded status	$(71,382)

The following summarizes the accrued postretirement benefits for postretirement medical plans as of December 31, 2005:

(Amounts in thousands)

Postretirement benefit obligation	$73,794

Funded status	(73,794)
Unrecognized prior service benefit	(16,617)
Unrecognized net loss	13,142

Accrued postretirement benefits	$(77,269)

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the accumulated postretirement benefits obligation:

	Year Ended December 31,
	2006	2005
	(Amounts in thousands)

Beginning accumulated postretirement benefit obligation	$73,794	$88,731
Service cost	106	122
Interest cost	3,842	4,139
Employee contributions	2,687	2,279
Plan amendments(1)	—	(3,915)
Medicare subsidies receivable	500	—
Actuarial gain(2)	(503)	(7,081)
Net benefits and expenses paid	(9,044)	(10,481)

Ending accumulated postretirement benefit obligation	$71,382	$73,794

(1)	The plan amendment in 2005 represents the decrease from full coverage to a capped amount at two of our facilities.

(2)	The decrease in the actuarial gain in 2006 as compared with 2005 primarily reflects a higher than expected decrease in plan participants in 2005.

The following presents expected benefit payments for future periods:

	Expected	Medicare
	Cash Flows	Subsidy
	(Amounts in millions)

2007	$7.9	$0.5
2008	8.0	0.6
2009	8.0	0.7
2010	8.0	0.8
2011	7.9	0.8
2012-2016	33.1	3.6

The following are assumptions related to the postretirement benefits:

	Year Ended December 31,
	2006	2005	2004
	(Amounts in thousands)

Weighted average assumptions used to determine benefit obligations:
Discount rate	5.75%	5.50%	5.75%
Weighted average assumptions used to determine net cost:
Discount rate	5.50%	5.75%	6.25%
Expected return on plan assets	—	—	—

The assumed ranges for the annual rates of increase in per capita costs for periods prior to Medicare were 9.0% for 2006, 8.0% for 2005 and 9.0% for 2004, with a gradual decrease to 5.0% for 2010 and future years.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumed heath care cost trend rates have an effect on the amounts reported for the postretirement medical plans. A one-percentage point change in assumed health care cost trend rates would have the following effect on the 2005 reported amounts:

	1% Increase	1% Decrease
	(Amounts in thousands)

Effect on postretirement benefit obligation	$1,492	$(1,326)
Effect on service cost plus interest cost	176	(150)

We made contributions to the postretirement medical plans to pay benefits of $6.4 million in 2006, $8.2 million in 2005 and $8.6 million in 2004. Because the postretirement medical plans are unfunded, we make contributions as the covered individuals’ claims are approved for payment. Accordingly, contributions during any period are directly correlated to the benefits paid.

Defined Contribution Plans — We sponsor several defined contribution plans covering substantially all U.S. and Canadian employees and certain other non-U.S. employees. Employees may contribute to these plans, and these contributions are matched in varying amounts by us, including opportunities for discretionary matching contributions by us. Defined contribution plan expense was $6.8 million in 2006, $7.6 million in 2005 and $6.8 million in 2004.

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

In 2003, related lawsuits were filed in federal court in the Northern District of Texas (the “Court”), alleging that we violated federal securities laws. Since the filing of these cases, which have been consolidated, the lead plaintiff has amended its complaint several times. The lead plaintiff’s current pleading is the fifth consolidated amended complaint (the “Complaint”). The Complaint alleges that federal securities violations occurred between February 6, 2001 and September 27, 2002 and names as defendants our company, C. Scott Greer, our former Chairman, President and Chief Executive Officer, Renee J. Hornbaker, our former Vice President and Chief Financial Officer, PricewaterhouseCoopers LLP, our independent registered public accounting firm, and Banc of America Securities LLC and Credit Suisse First Boston LLC, which served as underwriters for our two public stock offerings during the relevant period. The Complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, and Sections 11 and 15 of the Securities Act of 1933. The lead plaintiff seeks unspecified compensatory damages, forfeiture by Mr. Greer and Ms. Hornbaker of unspecified incentive-based or equity-based compensation and profits from any stock sales, and recovery of costs. On November 22, 2005, the Court entered an order denying the defendants’ motions to dismiss the Complaint. The case is currently set for trial on October 1, 2007. We continue to believe that the lawsuit is without merit and are vigorously defending the case.

In 2005, a shareholder derivative lawsuit was filed purportedly on our behalf in the 193rd Judicial District of Dallas County, Texas. The lawsuit names as defendants Mr. Greer, Ms. Hornbaker, and current board members Hugh K. Coble, George T. Haymaker, Jr., William C. Rusnack, Michael F. Johnston, Charles M. Rampacek, Kevin E. Sheehan, Diane C. Harris, James O. Rollans and Christopher A. Bartlett. We are named as a nominal

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

defendant. Based primarily on the purported misstatements alleged in the above-described federal securities case, the plaintiff asserts claims against the defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The plaintiff alleges that these purported violations of state law occurred between April 2000 and the date of suit. The plaintiff seeks on our behalf an unspecified amount of damages, injunctive relief and/or the imposition of a constructive trust on defendants’ assets, disgorgement of compensation, profits or other benefits received by the defendants from us, and recovery of attorneys’ fees and costs. We strongly believe that the suit was improperly filed and have filed a motion seeking dismissal of the case. The Court has since ordered the plaintiffs to replead. The trial is currently set for March 2007, although the parties have submitted an agreed motion to continue the trial date.

On March 14, 2006, a shareholder derivative lawsuit was filed purportedly on our behalf in federal court in the Northern District of Texas. The lawsuit names as defendants Mr. Greer, Ms. Hornbaker, and the following board members Mr. Coble, Mr. Haymaker, Mr. Kling, Mr. Rusnack, Mr. Johnston, Mr. Rampacek, Mr. Sheehan, Ms. Harris, Mr. Rollans and Mr. Bartlett. We are named as a nominal defendant. Based primarily on certain of the purported misstatements alleged in the above-described federal securities case, the plaintiff asserts claims against the defendants for breaches of fiduciary duty. The plaintiff alleges that the purported breaches of fiduciary duty occurred between 2000 and 2004. The plaintiff seeks on our behalf an unspecified amount of damages, disgorgement by Mr. Greer and Ms. Hornbaker of salaries, bonuses, restricted stock and stock options, and recovery of attorneys’ fees and costs. We strongly believe that the suit was improperly filed and have filed a motion seeking dismissal of the case.

On February 7, 2006, we received a subpoena from the SEC seeking documents and information relating primarily to products that two of our foreign subsidiaries delivered to Iraq from 1996 through 2003 under the United Nations Oil-for-Food Program. We believe that the SEC’s investigation is focused primarily on whether any inappropriate payments were made to Iraqi officials in violation of the federal securities laws. The investigation includes periods prior to, as well as subsequent to, our acquisition of the foreign operations involved in the investigation. We may be subject to certain liabilities if violations are found regardless of whether they relate to periods before or subsequent to our acquisition.

In addition, the two foreign subsidiaries have been contacted by governmental authorities in their respective countries concerning their involvement in the United Nations Oil-for-Food Program. We are unable to predict how the foreign governmental authorities will pursue either of these matters in the future. We believe that the SEC and the foreign governmental authorities are also investigating other companies in connection with the United Nations Oil-for-Food Program.

We engaged outside counsel in February 2006 to conduct an investigation of our foreign subsidiaries’ participation in the United Nations Oil-for-Food program. The Audit Committee of the Board of Directors has been regularly monitoring this situation since the receipt of the SEC subpoena and assumed direct oversight of the investigation in January 2007. We currently expect the investigation will be completed during the second quarter of 2007.

Our investigation has included, among other things, a detailed review of contracts with the Iraqi government under the United Nations Oil-for-Food Program during 1996 through 2003, a forensic review of the accounting records associated with these contracts, and interviews of persons with knowledge of the events in question. Our investigation has found evidence to date that, during the years 2001 through 2003, certain non-U.S. personnel at the two foreign subsidiaries authorized payments in connection with certain of our product sales under the United Nations Oil-for-Food Program totaling approximately €0.6 million, which were subsequently deposited by a third party into Iraqi-controlled bank accounts. These payments were not authorized under the United Nations Oil-for-Food Program and were not properly documented in the subsidiaries’ accounting records but were expensed as paid. During the course of the investigation, certain other potential issues involving non-U.S. personnel were identified at one of the foreign subsidiaries, which are currently under review.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have taken certain disciplinary actions against persons who engaged in wrongful conduct, violated our ethics policies or failed to cooperate fully in the investigation, including terminating the employment of certain non-U.S. senior management personnel at one of the foreign subsidiaries. Certain other non-U.S. senior management personnel at that facility involved in the above conduct had been previously separated from our company for other reasons.

We will continue to fully cooperate in both the SEC and the foreign investigations. The investigations are in progress but, at this point, are incomplete. Accordingly, if the SEC and/or the foreign authorities take enforcement action with regard to these investigations, we may be required to pay fines, disgorge profits, consent to injunctions against future conduct or suffer other penalties which could potentially materially impact our business, financial condition, results of operations and cash flows.

In March 2006, we initiated a process to determine our compliance posture with respect to U.S. export control laws and regulations. Upon initial investigation, it appeared that some product transactions and technology transfers were not necessarily in full compliance with U.S. export control laws and regulations. As a result, in conjunction with outside counsel, we are currently involved in a systematic process to conduct further review, validation, and voluntary disclosure of certain apparent export violations discovered as part of this review process. We currently believe this process will not be substantially complete until the first quarter of 2008, given the complexity of the export laws and the current scope of the investigation. Any violations of U.S. export control laws and regulations that are identified and disclosed to the U.S. government may result in civil or criminal penalties, including fines and/or other penalties. Because our review into this issue is ongoing, we are currently unable to determine the full extent of any confirmed violations or determine the nature or total amount of potential penalties to which we might be subject to in the future. Given that the resolution of this matter is uncertain at this time, we are not able to reasonably estimate the maximum amount of liability that could result from final resolution of this matter. We cannot currently predict whether the ultimate resolution of this matter will have a material adverse effect on our business, including our ability to do business outside the U.S., or on our financial condition.

Between May 1, 2005 and September 29, 2006 (the “Relevant Period”), due to the then non-current status of our filings with the SEC in accordance with the Securities Exchange Act of 1934, our registration statement on Form S-8 was not available to cover offers and sales of securities to our employees and other persons. As a result, the acquisition of securities by the 401(k) plan on behalf of participants in our 401(k) Plan during the Relevant Period did not comply with the registration requirements of the Securities Act. During the Relevant Period units of interest (“Units”) representing a total of 464,033 shares of our common stock were purchased on behalf of participants in our 401(k) Plan through application of: (i) salary reduction contributions from employees, (ii) fixed matching source funds from Flowserve and (iii) intra-plan transfers of funds by participants out of other investments in the 401(k) Plan into Units. Our failure to maintain the effectiveness of our registration statement on Form S-8 gave the participants who directed the 401(k) Plan to purchase Units during the Relevant Period the right to rescind these purchases (or recover damages if they had sold their Units) for up to one year under federal law following the purchase of these Units. In order to address this compliance issue, we conducted a rescission offering that expired on January 8, 2007. Under the terms of the rescission offering, we made payments to participants who accepted the offer and who had sold shares acquired during the Relevant Period at a loss. We also acquired shares from accepting participants who had acquired shares during the Relevant Period at a price (together with interest at the applicable state rate) that exceeded the closing price of a share of our common stock on January 8, 2007 ($48.98). Participants from whom we acquired shares in the rescission offering received the acquisition price they paid for their shares, together with interest. We paid a total of $386,750.59 to accepting participants (which included $15,557.95 for shares sold at a loss, and $371,192.64 as acquisition price (i.e., participant’s actual cost) and interest for the 6,766 shares we acquired from participants pursuant to this rescission offering.

It is unclear, however, whether or not participants in our 401(k) plan continue to have any rescission rights under the federal securities laws following the expiration of the rescission offering. It is the view of the SEC staff that a right of rescission created under the Securities Act may survive a rescission offer. However, federal courts in

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the past have ruled that a person who rejects or fails to accept a rescission offer is precluded from later seeking similar relief. The remedies and statute of limitations under state securities laws vary and depend upon the state in which the shares were purchased. We believe, however, that the acquisitions of Units made on behalf of participants during the Relevant Period were exempt from state registration requirements.

Based upon our current stock price, we believe that our current potential liability for rescission claims is not material to our financial condition or results of operations; however, our potential liability could become material in the future if our stock price were to fall below participants’ acquisition prices for their interest in our stock fund during the one-year period following the unregistered acquisitions and if it were determined by competent legal authorities that our rescission offering did not effectively terminate the rights of participants to seek rescission.

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

As a consequence of all legal matters, including settlements of both publicly disclosed litigation and otherwise, we recognized expenses of approximately $8 million, $7 million and $17 million in 2006, 2005 and 2004, respectively. Total legal fees and expenses, including the amounts above, were approximately $27 million, $16 million and $31 million in 2006, 2005 and 2004, respectively.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	WARRANTY RESERVE

We have recorded reserves for product warranty claims that are included in both current and non-current liabilities. The following is a summary of the activity in the warranty reserve:

	2006	2005	2004
	(Amounts in thousands)

Balance — January 1	$29,737	$27,675	$19,214
Accruals for warranty expense	23,418	26,072	32,886
Settlements made	(23,841)	(24,010)	(24,425)

Balance — December 31	$29,314	$29,737	$27,675

15.	SHAREHOLDERS’ EQUITY

Our Shareholder Rights Plan and Series A Preferred Stock expired in August 2006. As of the expiration date, we had not issued any shares of Series A Preferred Stock. As a result of the expiration, we amended our Certificate of Incorporation and the New York Stock Exchange delisted the Series A Preferred Stock.

On September 29, 2006, our Board of Directors authorized a program to repurchase up to two million shares of our outstanding common stock. Shares may be repurchased to offset potentially dilutive effects of stock options issued under our equity-based compensation programs. We commenced the program in October 2006 and repurchased 1.3 million shares for $68.4 million during the fourth quarter of 2006. We expect to conclude the program by the end of the second quarter of 2007.

16.	INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2006	2005	2004
	(Amounts in thousands)

Current:
U.S. federal	$24,630	$7,404	$1,654
Non-U.S.	53,442	44,813	53,153
State and local	1,105	17	(2,379)

Total current	79,177	52,234	52,428
Deferred:
U.S. federal	(1,355)	(9,092)	3,650
Non-U.S.	(3,470)	(275)	(13,638)
State and local	(1,114)	(2,284)	(343)

Total deferred	$(5,939)	$(11,651)	$(10,331)

Total provision	$73,238	$40,583	$42,097

The expected cash payments for the current federal income tax expense for 2006, 2005 and 2004 were reduced by approximately $18.8 million, $0.1 million and $0.6 million, respectively, as a result of tax deductions related to the exercise of non-qualified employee stock options and the vesting of restricted stock. The income tax benefit resulting from these stock-based compensation plans has increased capital in excess of par value.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision (benefit) for income taxes differs from the statutory corporate rate due to the following:

	Year Ended December 31,
	2006	2005	2004
	(Amounts in millions)

Statutory federal income tax at 35%	$65.5	$32.2	$24.8
Foreign impact, net	3.7	12.7	22.0
Change in valuation allowances	(0.7)	(0.3)	(0.3)
State and local income taxes, net	—	(2.7)	(2.0)
Extraterritorial income exclusion	(2.6)	(1.9)	(4.9)
Meals and entertainment	0.8	0.8	0.9
Other	6.5	(0.2)	1.6

Total	$73.2	$40.6	$42.1

Effective tax rate	39.1%	44.1%	59.4%

The 2006 effective tax rate differed from the federal statutory rate of 35% primarily due to the net impact of foreign operations and certain U.S. non-deductible expenses.

The 2005 effective tax rate differed from the federal statutory rate of 35% primarily due to Extraterritorial Income (“ETI”) exclusion benefits of $1.9 million, state income tax benefits of $2.7 million resulting primarily from net reductions in valuation allowances and $12.7 million of net tax impact from foreign operations.

The 2004 effective tax rate differed from the federal statutory rate of 35% primarily due to ETI exclusion benefits of $4.9 million, $22.0 million of net tax impact from foreign operations resulting from approximately $85 million in foreign earnings repatriation to pay down U.S. debt.

The net tax impact of foreign operations is lower in 2006 compared with prior years due to decreased levels of actual and deemed dividend repatriations and increased foreign tax credits associated with the 2006 repatriations. Additionally, on May 17, 2006, the Tax Increase Prevention and Reconciliation Act of 2005 was signed into law. This new legislation created an exclusion from U.S. taxable income for certain types of foreign related party payments of dividends, interest, rents and royalties which, prior to 2006, have been subject to U.S. taxation. This exclusion applies to certain of our 2006 payments to foreign subsidiaries.

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

We do not assert permanent reinvestment under APB No. 23. During each of the three years reported in the period ended December 31, 2006, we have not recognized any net deferred tax assets attributable to excess foreign tax credits on unremitted earnings or foreign currency translation adjustments in our foreign subsidiaries with excess financial reporting basis. We had cash and deemed dividend distributions from our foreign subsidiaries that resulted in the recognition of approximately $9 million and $22 million of income tax expense during the years ended December 31, 2006 and 2005, respectively. As we have not recorded a benefit for the excess foreign tax credits associated with deemed repatriation of unremitted earnings, these credits are not available to offset the liability associated with these dividends.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “2004 Act”) was signed into law, creating a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. pursuant to qualified dividend reinvestment plans at an effective tax rate of 5.25% versus the U.S. federal statutory rate of 35%.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The 2004 Act also provides for a phase out of the existing ETI exclusion for foreign export sales, as it was viewed to be inconsistent with the international trade protocols set by the European Union. This phase out provides that the benefit for our otherwise qualifying export sales in 2005 and 2006 will be limited to approximately 80% and 60%, respectively. As a replacement for the loss of the ETI export incentive, the 2004 Act provides a deduction from income for qualified domestic production activities, which will be phased in from 2005 through 2010. We realized no benefit from the Internal Revenue Code Section 199 manufacturing deduction during 2006 and 2005, and the impact to our future tax rate has not yet been quantified. Under the guidance of FSP No. FAS 109-1, “Application of FASB Statement No. 109 to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” the tax deduction on qualified production activities will be treated as a special deduction as described in SFAS No. 109. As such, the special deduction will be reported in the period in which the deduction is claimed on our tax return.

We record valuation allowances to reflect the estimated amount of deferred tax assets that may not be realized based upon our analysis of existing deferred tax assets, net operating losses and tax credits by jurisdiction and expectations of our ability to utilize these tax attributes through a review of past, current and estimated future taxable income and establishment of tax strategies. The net decrease in state valuation allowances of $1.1 million at December 31, 2006 and the net decrease of $2.6 million at December 31, 2005, are reflected net of other state impacts in the rate reconciliations above. Similarly, changes in valuation allowances related to foreign net operating losses and deferred tax assets are reported as a portion of the net foreign impact to the overall effective tax rate. During 2006 and 2005 there were no significant changes in foreign valuation allowances. We decreased valuation allowances by $2.0 million for foreign tax credit carryforwards as a result of utilization of credits in 2004, and due to the extension of the carryover period to 10 years pursuant to the 2004 Act.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities were:

	December 31,
	2006	2005
	(Amounts in thousands)

Deferred tax assets related to:
Retirement benefits	$60,795	$76,405
Net operating loss carryforwards	52,041	36,368
Compensation accruals	43,585	43,993
Inventories	29,620	17,022
Credit carryforwards	28,456	27,718
Loss on dispositions	—	1,999
Warranty and accrued liabilities	26,176	37,516
Restructuring charge	177	209
Other	3,065	11,956

Total deferred tax assets	243,915	253,186
Valuation allowances	(33,733)	(30,401)

Net deferred tax assets	210,182	222,785

Deferred tax liabilities related to:
Property, plant and equipment	(34,945)	(43,939)
Goodwill and intangibles	(49,919)	(47,977)
Unrealized foreign exchange gain	(26,670)	(19,398)
Foreign losses subject to recapture	(9,802)	(8,979)
Foreign equity investments	(9,583)	(8,440)

Total deferred tax liabilities	(130,919)	(128,733)

Deferred tax assets, net	$79,263	$94,052

We have approximately $328.3 million of U.S. and foreign net operating loss carryforwards at December 31, 2006. Of this total, $188.2 million are state net operating losses, most of which are reserved with a valuation allowance. Net operating losses generated in the U.S., if unused, will begin to expire in 2007, with the majority expiring in 2021. The majority of our non-U.S. net operating losses carry forward without expiration. Additionally, we have approximately $21.4 million of foreign tax credit carryforwards at December 31, 2006, expiring in 2010 through 2016 for which $0.5 million in valuation allowance reserves have been recorded, and $6.8 million of alternative minimum tax credit carryforwards, which have no expiration date.

Earnings (loss) before income taxes comprised:

	Year Ended December 31,
	2006	2005	2004
	(Amounts in millions)

U.S.	$59,542	$(32,978)	$(28,097)
Non-U.S.	127,734	124,980	98,945

Total	$187,276	$92,002	$70,848

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	BUSINESS SEGMENT INFORMATION

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

Each division manufactures different products and is defined by the type of products and services provided. Each division has a President, who reports directly to our Chief Executive Officer, and a Division Vice President — Finance, who reports directly to our Chief Accounting Officer. For decision-making purposes, our Chief Executive Officer and other members of senior executive management use financial information generated and reported at the division level. Our corporate headquarters does not constitute a separate division or business segment.

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

				Subtotal-
	Flowserve	Flow	Flow	Reportable		Consolidated
Year Ended December 31, 2006:	Pump	Control	Solutions	Segments	All Other	Total
			(Amounts in thousands)

Sales to external customers	$1,613,611	$991,862	$450,502	$3,055,975	$5,088	$3,061,063
Intersegment sales	4,113	2,972	46,118	53,203	(53,203)	—
Segment operating income	172,724	115,869	98,525	387,118	(147,499)	239,619
Depreciation and amortization	31,269	25,920	6,514	63,703	7,293	70,996
Identifiable assets	1,508,472	925,673	252,504	2,686,649	182,586	2,869,235
Capital expenditures	29,731	18,251	15,389	63,371	10,157	73,528

				Subtotal-
	Flowserve	Flow	Flow	Reportable		Consolidated
Year Ended December 31, 2005:	Pump	Control	Solutions	Segments	All Other	Total
		(Amounts in thousands)

Sales to external customers	$1,394,545	$889,608	$406,093	$2,690,246	$5,031	$2,695,277
Intersegment sales	3,901	4,681	37,548	46,130	(46,130)	—
Segment operating income	149,823	92,057	87,512	329,392	(130,569)	198,823
Depreciation and amortization	32,597	25,497	6,053	64,147	5,741	69,888
Identifiable assets	1,324,826	880,714	208,763	2,414,303	199,361	2,613,664
Capital expenditures	18,012	11,418	7,153	36,583	12,688	49,271

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Subtotal-
	Flowserve	Flow	Flow	Reportable		Consolidated
Year Ended December 31, 2004:	Pump	Control	Solutions	Segments	All Other	Total
	(Amounts in thousands)

Sales to external customers	$1,323,399	$833,448	$360,333	$2,517,180	$5,309	$2,522,489
Intersegment sales	6,393	5,295	33,648	45,336	(45,336)	—
Segment operating income	113,644	65,562	73,042	252,248	(86,169)	166,079
Depreciation and amortization(1)	31,703	26,994	5,910	64,607	5,461	70,068
Identifiable assets	1,381,835	1,007,675	174,605	2,564,115	86,253	2,650,368
Capital expenditures	18,815	14,299	3,581	36,695	8,546	45,241

(1)	Depreciation and amortization in 2004 exclude $3.1 million of depreciation and amortization expense that are included in discontinued operations in the consolidated statements of income.

Geographic Information — We attribute sales to different geographic areas based on the facilities’ locations. Long-lived assets are classified based on the geographic area in which the assets are located and exclude deferred tax assets categorized as non-current. Sales and long-lived assets by geographic area are as follows:

	Year Ended December 31, 2006
			Long-Lived
	Sales	Percentage	Assets	Percentage
		(Amounts in thousands)

United States	$1,213,636	39.6%	$1,006,965	65.4%
Europe(1)	1,354,212	44.3%	423,570	27.5%
Other(2)	493,215	16.1%	110,088	7.1%

Consolidated total	$3,061,063	100.0%	$1,540,623	100.0%

	Year Ended December 31, 2005
			Long-Lived
	Sales	Percentage	Assets	Percentage
	(Amounts in thousands)

United States	$1,076,043	39.9%	$999,782	68.0%
Europe(1)	1,183,139	43.9%	383,349	26.1%
Other(2)	436,095	16.2%	86,947	5.9%

Consolidated total	$2,695,277	100.0%	$1,470,078	100.0%

	Year Ended December 31, 2004
			Long-Lived
	Sales	Percentage	Assets	Percentage
		(Amounts in thousands)

United States	$1,006,353	39.9%	$1,037,394	65.9%
Europe(1)	1,151,561	45.6%	454,043	28.9%
Other(2)	364,575	14.5%	82,500	5.2%

Consolidated total	$2,522,489	100.0%	$1,573,937	100.0%

(1)	In 2006, Germany accounted for 10% of consolidated sales. No individual country within this group represents 10% or more of consolidated sales for 2005 or 2004, nor 10% or more of consolidated long-lived assets for any period presented.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Includes Canada, South America and Asia Pacific. No individual geographic segment within this group represents 10% or more of consolidated totals.

Net sales to international customers, including export sales from the United States, represented 67%, 65% and 68% of total sales in 2006, 2005 and 2004, respectively.

Major Customer Information — We have a large number of customers across a large number of manufacturing and service facilities and do not believe that we have sales to any individual customer that represent 10% or more of consolidated sales for any of the years presented.

18.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following presents the components of accumulated other comprehensive loss, net of related tax effects:

	Year Ended December 31,
	2006(1)(2)	2005(3)(4)	2004
	(Amounts in thousands)

Foreign currency translation adjustments	$1,690	$(37,230)	$(2,384)
Pension and other postretirement effects	(70,097)	(93,983)	(62,102)
Adoption of SFAS No. 158	(23,186)	—	—
Cash flow hedging activity	1,253	556	(2,428)

Accumulated other comprehensive loss	$(90,340)	$(130,657)	$(66,914)

(1)	The increase in foreign currency translation adjustments in 2006 is due primarily to the weakening of the U.S. dollar exchange rate versus the Euro and the British pound during 2006.

(2)	The decrease in pension and other postretirement in 2006 is primarily the result of an increased discount rate.

(3)	The increase in foreign currency translation adjustments in 2005 is due primarily to the strengthening of the U.S. dollar exchange rate versus the Euro and the British pound during 2005.

(4)	The increase in pension and other postretirement in 2005 is primarily the result of a decreased discount rate.

The following tables present a summary of the changes in accumulated other comprehensive loss for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31, 2006
	Before-Tax		After-Tax
	Amount	Income Tax	Amount
	(Amounts in millions)

Foreign currency translation adjustments	$45,564	$(6,644)	$38,920
Pension and other postretirement effects	32,571	(8,685)	23,886
Cash flow hedging activity	994	(297)	697

Other comprehensive income (expense)	$79,129	$(15,626)	$63,503

	Year Ended December 31, 2005
	Before-Tax		After-Tax
	Amount	Income Tax	Amount
	(Amounts in millions)

Foreign currency translation adjustments	$(37,782)	$2,936	$(34,846)
Pension and other postretirement effects	(40,097)	8,216	(31,881)
Cash flow hedging activity	4,923	(1,939)	2,984

Other comprehensive income (expense)	$(72,956)	$9,213	$(63,743)

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2004
	Before-Tax		After-Tax
	Amount	Income Tax	Amount
	(Amounts in millions)

Foreign currency translation adjustments	$27,320	$(5,906)	$21,414
Pension and other postretirement effects	(13,300)	5,089	(8,211)
Cash flow hedging activity	2,431	(552)	1,879

Other comprehensive income (expense)	$16,451	$(1,369)	$15,082

19.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The first, second and third quarters of 2006 and all quarters of 2005 have been retrospectively adjusted to reflect the change in accounting for our U.S. inventories from the LIFO method to the FIFO method. See further detail regarding this change in Note 6.

The following presents a summary of the unaudited quarterly data for 2006 and 2005:

	2006
		3rd		2nd		1st
	4th	As		As		As
		Previously		Previously	As	Previously
Quarter		Reported	As Adjusted	Reported	As Adjusted	Reported	As Adjusted
		(Amounts in millions)

Sales	$883.5	$770.8	$770.8	$752.9	$752.9	$653.9	$653.9
Gross profit	286.9	248.3	249.8	251.7	252.6	214.4	218.0
Earnings before income taxes	51.7	43.8	45.3	61.7	62.6	24.1	27.7
Income from continuing operations	33.3	27.4	28.5	33.1	33.6	13.9	18.6
Gain from discontinued operations	0.2	0.8	0.8	—	—	—	—
Net earnings	33.5	28.2	29.3	33.1	33.6	13.9	18.6
Earnings per share (basic)
Continuing operations	$0.59	$0.49	$0.51	$0.59	$0.60	$0.25	$0.34
Discontinued operations	—	0.02	0.02	—	—	—	—

Net earnings	$0.59	$0.51	$0.53	$0.59	$0.60	$0.25	$0.34

Earnings per share (diluted)
Continuing operations	$0.58	$0.48	$0.49	$0.57	$0.58	$0.24	$0.32
Discontinued operations	—	0.02	0.02	—	—	—	—

Net earnings	$0.58	$0.50	$0.51	$0.57	$0.58	$0.24	$0.32

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005
	4th		3rd		2nd		1st
	As		As		As		As
	Previously	As	Previously	As	Previously	As	Previously	As
Quarter	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted
				(Amounts in millions)

Sales	$738.5	$738.5	$649.5	$649.5	$691.2	$691.2	$616.1	$616.1
Gross profit	236.8	241.0	211.2	212.3	222.7	222.6	191.1	194.7
Earnings before income taxes	38.5	42.7	9.7	10.7	31.2	31.1	3.9	7.5
Income from continuing operations	19.5	22.2	5.2	5.8	18.6	18.5	2.9	4.9
Loss from discontinued operations	(11.7)	(11.7)	(15.1)	(15.1)	(0.6)	(0.6)	(6.9)	(6.9)
Net earnings	7.8	10.6	(10.0)	(9.3)	18.0	17.9	(4.0)	(2.1)
Earnings per share (basic)
Continuing operations	$0.36	$0.41	$0.09	$0.10	$0.33	$0.33	$0.05	$0.08
Discontinued operations	(0.22)	(0.22)	(0.27)	(0.27)	(0.01)	(0.01)	(0.12)	(0.12)

Net earnings (loss)	$0.14	$0.19	$(0.18)	$(0.17)	$0.32	$0.32	$(0.07)	$(0.04)

Earnings per share (diluted)
Continuing operations	$0.36	$0.40	$0.08	$0.11	$0.33	$0.33	$0.05	$0.08
Discontinued operations	(0.21)	(0.21)	(0.27)	(0.27)	(0.01)	(0.01)	(0.12)	(0.12)

Net earnings (loss)	$0.15	$0.19	$(0.19)	$(0.16)	$0.32	$0.32	$(0.07)	$(0.04)

We had no significant fourth quarter adjustments in 2006.

The significant fourth quarter adjustments to 2005 pre-tax were to record: (i) asset impairment related to the sale of GSG of $6.5 million, which is included in discontinued operations and (ii) annual bonus accrual finalization increase of $10.7 million.

20.	SUBSEQUENT EVENTS

Updates to legal matters in existence at December 31, 2006 and new legal matters that have arisen since December 31, 2006 are discussed in Note 13.

On February 28, 2007, our board of directors authorized the payment of a quarterly cash dividend of $0.15 per share payable on April 11, 2007 to shareholders of record as of March 28, 2007.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2006.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of our internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management has concluded that as of December 31, 2006, our internal control over financial reporting was effective.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

As reported in our 2005 Annual Report on Form 10-K dated June 30, 2006, management previously concluded that its internal control over financial reporting was not effective as of December 31, 2005. Such conclusion resulted from the identification of the following material weaknesses, which also existed as of September 30, 2006, as reported in our Quarterly Report on Form 10-Q dated November 9, 2006:

(1) We did not maintain effective controls to ensure that journal entries, both recurring and non-recurring, were consistently reviewed and approved in a timely manner to ensure the validity, completeness and accuracy of recorded entries;

(2) We did not maintain effective controls over the completeness and accuracy of supporting schedules for account reconciliations, and account reconciliations were not consistently documented, reviewed and approved in a timely manner;

(3) We did not maintain effective controls over the completeness, accuracy and validity of spreadsheets used in the Company’s period-end financial reporting process to ensure that access was restricted to appropriate personnel, and that unauthorized modification of the data or formulas within spreadsheets was prevented;

(4) We did not maintain effective controls over the completeness, accuracy, and timely recording of accrued liabilities as part of the accounting close process;

(5) We did not maintain effective segregation of duties over automated and manual transaction processes;

(6) We did not maintain effective controls over the completeness, accuracy and validity of revenue;

(7) We did not maintain effective controls over the completeness, accuracy, validity and valuation of our inventory and related cost of sales transactions;

(8) We did not maintain effective controls over the completeness, accuracy and validity of our accounts payable and related disbursements; and

(9) We did not maintain effective controls over accounting for certain derivative transactions.

Remediation of Prior Period Material Weaknesses

The following describes the remedial actions that have been implemented to date to address the above material weaknesses:

•	Expanded and strengthened our internal controls compliance organization by hiring additional staff and putting in place a global leadership team;

•	Expanded and strengthened our accounting policy group by hiring additional staff, including the addition of a senior finance professional dedicated to revenue recognition policy, practices and controls;

•	Strengthened our internal controls and financial review program that encompasses site reviews of key financial reporting controls and accounting processes, performed by senior finance organization and internal audit personnel across multiple locations;

•	Improved our financial statement account analytics process by developing and implementing a standard company-wide preparation and review process;

•	Strengthened our controls over manual journal entries, including improving the timeliness and effectiveness of our review and approval procedures, and communicating the requirements of journal entry controls to the global accounting and finance organization as part of our global accounting and finance organization teleconferences and our regional accounting and finance organization training sessions;

•	Enhanced our controls over account reconciliations, including updating our account reconciliation policy, communicating the requirements of account reconciliations to the global accounting and finance organization as part of our global accounting and finance organization teleconferences, issuing training materials defining the specific requirements regarding account reconciliation preparation, review and approval, and further communicating the requirements of account reconciliations as part of our regional accounting and finance organization training sessions;

•	Improved our controls over spreadsheets, including implementing a new policy addressing newly designed spreadsheet controls, implementing a toolset to facilitate the performance of spreadsheet controls, conducting spreadsheet controls training sessions, communicating the requirements of spreadsheet controls to the global accounting and finance organization as part of our global accounting and finance organization teleconferences and our regional accounting and finance organization training sessions;

•	Strengthened our controls over accrued liabilities by improving the corporate accrual documentation and review requirements, and implementing a more timely and effective process for obtaining information from our legal organization in order to assess and record any financial affects of loss contingencies and subsequent events;

•	Improved our segregation of duties controls by developing and issuing a policy addressing newly designed segregation of duties controls, issuing comprehensive guidelines and policy directives requiring specific control procedures around segregation of duties and systems security, improved our system access authorization procedures, improved the timeliness and effectiveness of our detective controls around system access rights; and communicating the requirements of system security controls and segregation of duties to the global accounting and finance organization as part of our global accounting and finance organization conferences and our regional accounting and finance organization training sessions;

•	Strengthened our revenue cycle controls by enhancing our revenue recognition policy, developing and issuing a comprehensive revenue recognition handbook, developing and issuing revenue recognition practice advisories, and conducting revenue recognition training as part of as part of our regional accounting and finance organization sessions;

•	Improved our inventory cycle controls, including issuing an enhanced policy addressing completeness and accuracy controls over inventory costing and variance capitalization, improving the timeliness and effectiveness of our inventory verification and reconciliation procedures, and communicating the requirements of inventory cycle controls to the global accounting and finance organization as part of our global accounting and finance organization teleconferences and our regional accounting and finance organization training sessions;

•	Enhanced our accounts payable process controls, including improving the timelines and effectiveness of our invoice verification and disbursement authorization procedures, and communicating the requirements of accounts payable controls to the global accounting and finance organization as part of our global accounting and finance organization teleconferences and our regional accounting and finance organization training sessions;

•	Implemented new procedures and controls to ensure technical compliance with derivative accounting provisions, including the enhancement of specific criteria and documentation requirements for measuring hedge effectiveness at the inception of certain derivative transactions, and provided hedge accounting training to our global finance organization.

As of December 31, 2006, we completed the execution of our remediation plan, evaluated and tested the effectiveness of the controls as of December 31, 2006, and determined that the material weaknesses described above have been remediated.

As described above, there were changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required in this Item 10 is incorporated by reference to our definitive Proxy Statement to be filed with the SEC no later than April 10, 2007.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required in this Item 11 is incorporated by reference to our definitive Proxy Statement to be filed with the SEC no later than April 10, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required in this Item 12 is incorporated by reference to our definitive Proxy Statement to be filed with the SEC no later than April 10, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required in this Item 13 is incorporated by reference to our definitive Proxy Statement to be filed with the SEC no later than April 10, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required in this Item 14 is incorporated by reference to our definitive Proxy Statement to be filed with the SEC no later than April 10, 2007.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as a part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

The following consolidated financial statements and notes thereto are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Flowserve Corporation Consolidated Financial Statements:

Consolidated Balance Sheets at December 31, 2005 and 2006

For each of the three years in the period ended December 31, 2006:

Consolidated Statements of Income

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

3. Exhibits

The following exhibits are either filed herewith or incorporated by reference to the designated document previously filed with the SEC:

Exhibit
No.	Description

2.1	Purchase Agreement by and among Flowserve Corporation, Flowserve RED Corporation, IDP Acquisition, LLC and Ingersoll-Rand Company, dated as of February 9, 2000, filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
2.2	Amendment No. 1, dated as of July 14, 2000, to the Purchase Agreement dated as of February 9, 2000, by and among Flowserve Corporation, Flowserve RED Corporation, IDP Acquisition, LLC and Ingersoll-Rand Company, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated as of July 19, 2000.
3.1	Restated Certificate of Incorporation of Flowserve Corporation, filed as Exhibit 3.(i) to the Company’s Amended Current Report on Form 8-K/A, dated August 16, 2006.
3.2	Amended and Restated By-Laws of the Company, as filed as Exhibit 3.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.1	Lease agreement and indenture, dated as of January 1, 1995 and bond purchase agreement, dated January 27, 1995, in connection with an 8% Taxable Industrial Development Revenue Bond, City of Albuquerque, New Mexico. (Relates to a class of indebtedness that does not exceed 10% of the total assets of the Company. The Company will furnish a copy of the documents to the Commission upon request.)
10.1	Credit Agreement, dated as of August 12, 2005, among the Company, the lenders referred therein, and Bank of America, N.A., as swingline lender, administrative agent and collateral agent, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of August 17, 2005.
10.2	Amendment and Waiver, dated December 20, 2005 and effective December 23, 2005, to that certain Credit Agreement, dated as of August 12, 2005, among the Company, the financial institutions from time to time party thereto, and Bank of America, N.A., as Swingline Lender, Administrative Agent and Collateral Agent, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of December 30, 2005.
10.3	Second Amendment dated as of May 8, 2006 and effective as of May 16, 2006 to that certain Credit Agreement dated as of August 12, 2005, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of May 19, 2006.
10.4	Asset Purchase Agreement by and between Flowserve US Inc. and Curtiss-Wright Electro-Mechanical Corporation, dated November 1, 2004, filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.5	Asset Purchase Agreement, dated December 31, 2005 between the Company, Furmanite Worldwide Inc., a unit of Xanser Corp. and certain subsidiaries of Furmanite, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of January 6, 2006.
10.6	Flowserve Corporation Annual Cash Incentive Compensation Plan for Senior Executives, as amended and restated in connection with the bifurcation of the Flowserve Corporation Incentive Compensation Plan for Senior Executives, effective October 1, 2000, filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.7	Flowserve Corporation Annual Stock Incentive Compensation Plan for Senior Executives, as amended and restated in connection with the bifurcation of the Flowserve Corporation Incentive Compensation Plan for Senior Executives, effective October 1, 2000, filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.8	Flowserve Corporation Director Cash Deferral Plan, as amended and restated in connection with the bifurcation of the Flowserve Corporation Director Deferral Plan, effective October 1, 2000, filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*

Exhibit
No.	Description

10.0	Amendment to the Flowserve Corporation Amended and Restated Director Cash Deferral Plan, dated December 14, 2005, filed as Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.10	Flowserve Corporation Director Stock Deferral Plan, as amended and restated in connection with the bifurcation of the Flowserve Corporation Director Deferral Plan, effective October 1, 2000, filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.11	First Master Benefit Trust Agreement, dated October 1, 1987, filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987.*
10.12	Amendment No. 1 to the First Master Benefit Trust Agreement, dated October 1, 1987, filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.*
10.13	Amendment No. 2 to First Master Benefit Trust Agreement, dated October 1, 1987, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.*
10.14	Amendment to Master Benefit Trust Agreement, filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.15	Amendment to The Duriron Company, Inc. First Master Benefit Trust Agreement, dated December 14, 2005, filed as Exhibit 10.66 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.16	Second Master Benefit Trust Agreement, dated October 1, 1987, filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987.*
10.17	First Amendment to Second Master Benefit Trust Agreement, dated December 22, 1994, filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.*
10.18	Flowserve Corporation Long-Term Cash Incentive Plan, as amended and restated in connection with the bifurcation of the Flowserve Corporation Long-Term Incentive Plan, effective October 1, 2000, filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.19	Flowserve Corporation Long-Term Stock Incentive Plan, as amended and restated in connection with the bifurcation of the Flowserve Corporation Long-Term Incentive Plan, effective October 1, 2000, filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.20	Amendment to the Duriron Company, Inc., Long-Term Incentive Plan, as restated November 1, 1993, (the previous name of the plan prior to its amendment, restatement and bifurcation as the Flowserve Corporation Long-Term Cash Incentive Plan and the Flowserve Corporation Long-Term Stock Incentive Plan), dated December 14, 2005, filed as Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.21	Flowserve Corporation Amended and Restated 1989 Stock Option Plan, as amended and restated on December 29, 2005, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
10.22	Flowserve Corporation 1989 Restricted Stock Dividend Plan, effective October 1, 2000, filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.23	Duriron Company, Inc. Retirement Compensation Plan for Directors, filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988.*
10.24	Amendment No. 1 to the Duriron Company, Inc. Retirement Compensation Plan for Directors, effective January 1, 1989, filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.*
10.25	Amendment to the Duriron Company, Inc. Retirement Compensation Plan for Directors, dated December 14, 2005, filed as Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.26	The Duriron Company, Inc. Benefit Equalization Pension Plan, filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1989.*
10.27	First Amendment to the Benefit Equalization Plan, dated December 15, 1992, filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992.*

Exhibit
No.	Description

10.28	Flowserve Corporation Deferred Compensation Plan, filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.29	Amendment No. 1 to the Flowserve Corporation Deferred Compensation Plan, as amended and restated, effective June 1, 2000, filed as Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*
10.30	Amendment to the Flowserve Corporation Deferred Compensation Plan, dated December 14, 2005, filed as Exhibit 10.70 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.31	The Duriron Company, Inc. 1997 Stock Option Plan, attached as Exhibit A to the Company’s Proxy Statement, filed on March 17, 1997.*
10.32	First Amendment to the Flowserve Corporation 1997 Stock Option Plan, filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998*
10.33	Amendment No. 2 to the Flowserve Corporation 1997 Stock Option Plan, filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.*
10.34	Amendment No. 3 to the Flowserve Corporation 1997 Stock Option Plan, filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.35	Flowserve Corporation 1998 Restricted Stock Plan, attached as Appendix A to the Company’s 1999 Proxy Statement, filed on April 9, 1998.*
10.36	Amendment No. 1 to the Flowserve Corporation 1998 Restricted Stock Plan, filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.*
10.37	Amendment No. 2 to the Flowserve Corporation 1998 Restricted Stock Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.*
10.38	Amendment No. 3 to the Flowserve Corporation 1998 Restricted Stock Plan, filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.39	Amendment No. 4 to the Flowserve Corporation 1998 Restricted Stock Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.*
10.40	Amendment No. 5 to the Flowserve Corporation 1998 Restricted Stock Dividend Plan, filed as Exhibit 4.16 to the Company’s Registration Statement on Form S-8, filed September 29, 2006.*
10.41	Flowserve Corporation 1998 Restricted Stock Dividend Plan, effective October 1, 2002, filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
10.42	Flowserve Corporation 1999 Stock Option Plan, attached as Exhibit A to the Company’s 1999 Proxy Statement, filed on March 15, 1999.*
10.43	Amendment No. 1 to the Flowserve Corporation 1999 Stock Option Plan, filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.*
10.44	Amendment No. 2 to the Flowserve Corporation 1999 Stock Option Plan, filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.45	Flowserve Corporation Executive Officer Change In Control Severance Plan, effective January 1, 2002, filed as Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*
10.46	Flowserve Corporation Officer Change In Control Severance Plan, effective January 1, 2002, filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*
10.47	Flowserve Corporation Key Management Change In Control Severance Plan, effective January 1, 2002, filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*
10.48	Flowserve Corporation Executive Officer Life Insurance Plan, effective January 1, 2004, filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
10.49	Flowserve Corporation Senior Management Retirement Plan, effective July 1, 1999, filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*

Exhibit
No.	Description

10.50	Flowserve Corporation Supplemental Executive Retirement Plan, effective July 1, 1999, filed as Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*
10.51	Flowserve Corporation Performance Unit Plan, effective January 1, 2001, filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*
10.52	Flowserve Corporation Transitional Executive Security Plan, effective March 14, 2005, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of March 17, 2005.*
10.53	Employment Agreement between the Company and Lewis M. Kling, dated July 28, 2005, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of August 3, 2005.*
10.54	Flowserve Corporation 2004 Stock Compensation Plan, effective April 21, 2004, filed as Appendix A to the Company’s Proxy Statement, dated May 10, 2004.*
10.55	Form of Restricted Stock Agreement pursuant to the Company’s 2004 Stock Compensation Plan, filed as Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.56	Form of Incentive Stock Option Agreement pursuant to the Company’s 2004 Stock Compensation Plan, filed as Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.57	Form of Non-Qualified Stock Option Agreement pursuant to the Company’s 2004 Stock Compensation Plan, filed as Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.58	Form of Restricted Stock Agreement for certain officers pursuant to the Company’s 2004 Stock Compensation Plan, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated as of March 9, 2006.*
10.59	Form of Incentive Stock Option Agreement for certain officers pursuant to the Company’s 2004 Stock Compensation Plan filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated March 9, 2006.*
10.60	Form of Restricted Stock Agreement for certain officers pursuant to the Company’s 2004 Stock Compensation Plan, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated as of March 9, 2006.*
10.61	Form of Nonqualified Stock Option Agreement for certain officers pursuant to the Company’s 2004 Stock Compensation Plan, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated as of March 9, 2006.*
10.62	The Duriron Company, Inc. Incentive Compensation Plan for Key Employees as Amended and Restated, effective January 1, 1992, filed as Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
10.63	Amendment to The Duriron Company, Inc. Incentive Compensation Plan for Key Employees as Amended and Restated, effective January 1, 1992, dated December 14, 2005, filed as Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.64	Flowserve Corporation Annual Incentive Plan, filed as Exhibit 10.70 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.*
10.65	Duriron Equity Incentive Plan, as amended and restated effective July 21, 1995, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.*
10.66	Duriron Company, Inc. Deferred Compensation Plan for Executives, filed as Exhibit 10.72 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.*
10.67	Duriron Company, Inc. Deferred Compensation Plan for Directors, effective December 31, 1987, filed as Exhibit 10.73 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.*
10.68	Flowserve Corporation Amended and Restated Non-Employee Directors’ Stock Option Plan, as amended and restated on December 29, 2005, filed as Exhibit 10.74 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.*

Exhibit
No.	Description

10.69	Flowserve Corporation Amended and Restated 1992 Long-Term Incentive Plan, as amended and restated on December 29, 2005, filed as Exhibit 10.75 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.*
10.70	Form of Restrictive Covenants Agreement entered into on March 6, 2006 between the Company and each of Linda P. Jojo, Thomas L. Pajonas and Paul W. Fehlman, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of March 9, 2006.*
10.71	Form of Restrictive Covenants Agreement entered into on March 6, 2006 between the Company and each of Lewis M. Kling, Mark A. Blinn, Ronald F. Shuff, John H. Jacko, Jr., Mark D. Dailey, Thomas E. Ferguson, Andrew J. Beall, Jerry L. Rockstroh, Richard J. Guiltinan, Jr., and Deborah K. Bethune, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated as of March 9, 2006.*
14.1	Flowserve Financial Management Code of Ethics adopted by the Company’s principal executive officer and CEO, principal financial officer and CFO, principal accounting officer and controller, and other senior financial managers filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
18.1	Letter from PricewaterhouseCoopers LLP regarding change in accounting principles (filed herewith).
21.1	Subsidiaries of the Company (filed herewith).
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March 2007.

FLOWSERVE CORPORATION
(Registrant)

By:	/s/ Lewis M. Kling
Lewis M. Kling
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Kevin E. Sheehan Kevin E. Sheehan	Chairman of the Board and Member of Finance Committee	March 1, 2007

/s/ Lewis M. Kling Lewis M. Kling	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2007

/s/ Mark A. Blinn Mark A. Blinn	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2007

/s/ Richard J. Guiltinan, Jr. Richard J. Guiltinan, Jr.	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2007

/s/ Michael F. Johnston Michael F. Johnston	Director, Chairman of Finance Committee, Member of Corporate Governance and Nominating Committee	March 1, 2007

/s/ Charles M. Rampacek Charles M. Rampacek	Director, Chairman of Corporate Governance and Nominating Committee, Member of Audit Committee	March 1, 2007

/s/ James O. Rollans James O. Rollans	Director, Chairman of Audit Committee, Member of Corporate Governance and Nominating Committee	March 1, 2007

/s/ William C. Rusnack William C. Rusnack	Director and Member of Audit Committee	March 1, 2007

FLOWSERVE CORPORATION

Schedule II — Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
			Additions
			Charged to
			Other
		Additions	Accounts —
	Balance at	Charged to	Acquisitions
	Beginning of	Cost and	and Related	Deductions	Balance at
Description	Year	Expenses	Adjustments	from Reserve	End of Year
	(Amounts in thousands)

Year ended December 31, 2006:
Allowance for doubtful accounts(a):	$14,271	$1,148	$—	$(2,284)	$13,135
Deferred tax asset valuation allowance(b):	$30,401	$6,036	$—	$(2,704)	$33,733
Year ended December 31, 2005:
Allowance for doubtful accounts(a):	$7,281	$3,594	$3,431	$(35)	$14,271
Deferred tax asset valuation allowance(b):	$34,208	$3,999	$3,304	$(11,110)	$30,401
Year ended December 31, 2004:
Allowance for doubtful accounts(a):	$16,699	$2,385	$3,200	$(15,003)	$7,281
Deferred tax asset valuation allowance(b):	30,330	$8,754	$1,236	$(6,112)	$34,208

(a)	Deductions from reserve represent accounts written off, net of recoveries, and reductions due to improved aging of receivables.

(b)	Deductions from reserve result from the expiration or utilization of foreign tax credits previously reserved.

F-1

INDEX TO EXHIBITS

Exhibit
No.	Description

2.1	Purchase Agreement by and among Flowserve Corporation, Flowserve RED Corporation, IDP Acquisition, LLC and Ingersoll-Rand Company, dated as of February 9, 2000, filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
2.2	Amendment No. 1, dated as of July 14, 2000, to the Purchase Agreement dated as of February 9, 2000, by and among Flowserve Corporation, Flowserve RED Corporation, IDP Acquisition, LLC and Ingersoll-Rand Company, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated as of July 19, 2000.
3.1	Restated Certificate of Incorporation of Flowserve Corporation, filed as Exhibit 3.(i) to the Company’s Amended Current Report on Form 8-K/A, dated August 16, 2006.
3.2	Amended and Restated By-Laws of the Company, as filed as Exhibit 3.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
4.1	Lease agreement and indenture, dated as of January 1, 1995 and bond purchase agreement, dated January 27, 1995, in connection with an 8% Taxable Industrial Development Revenue Bond, City of Albuquerque, New Mexico. (Relates to a class of indebtedness that does not exceed 10% of the total assets of the Company. The Company will furnish a copy of the documents to the Commission upon request.)
10.1	Credit Agreement, dated as of August 12, 2005, among the Company, the lenders referred therein, and Bank of America, N.A., as swingline lender, administrative agent and collateral agent, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of August 17, 2005.
10.2	Amendment and Waiver, dated December 20, 2005 and effective December 23, 2005, to that certain Credit Agreement, dated as of August 12, 2005, among the Company, the financial institutions from time to time party thereto, and Bank of America, N.A., as Swingline Lender, Administrative Agent and Collateral Agent, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of December 30, 2005.
10.3	Second Amendment dated as of May 8, 2006 and effective as of May 16, 2006 to that certain Credit Agreement dated as of August 12, 2005, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of May 19, 2006.
10.4	Asset Purchase Agreement by and between Flowserve US Inc. and Curtiss-Wright Electro-Mechanical Corporation, dated November 1, 2004, filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.5	Asset Purchase Agreement, dated December 31, 2005 between the Company, Furmanite Worldwide Inc., a unit of Xanser Corp. and certain subsidiaries of Furmanite, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of January 6, 2006.
10.6	Flowserve Corporation Annual Cash Incentive Compensation Plan for Senior Executives, as amended and restated in connection with the bifurcation of the Flowserve Corporation Incentive Compensation Plan for Senior Executives, effective October 1, 2000, filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.7	Flowserve Corporation Annual Stock Incentive Compensation Plan for Senior Executives, as amended and restated in connection with the bifurcation of the Flowserve Corporation Incentive Compensation Plan for Senior Executives, effective October 1, 2000, filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.8	Flowserve Corporation Director Cash Deferral Plan, as amended and restated in connection with the bifurcation of the Flowserve Corporation Director Deferral Plan, effective October 1, 2000, filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.0	Amendment to the Flowserve Corporation Amended and Restated Director Cash Deferral Plan, dated December 14, 2005, filed as Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.10	Flowserve Corporation Director Stock Deferral Plan, as amended and restated in connection with the bifurcation of the Flowserve Corporation Director Deferral Plan, effective October 1, 2000, filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.11	First Master Benefit Trust Agreement, dated October 1, 1987, filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987.*
10.12	Amendment No. 1 to the First Master Benefit Trust Agreement, dated October 1, 1987, filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.*

Exhibit
No.	Description

10.13	Amendment No. 2 to First Master Benefit Trust Agreement, dated October 1, 1987, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.*
10.14	Amendment to Master Benefit Trust Agreement, filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.15	Amendment to The Duriron Company, Inc. First Master Benefit Trust Agreement, dated December 14, 2005, filed as Exhibit 10.66 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.16	Second Master Benefit Trust Agreement, dated October 1, 1987, filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987.*
10.17	First Amendment to Second Master Benefit Trust Agreement, dated December 22, 1994, filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.*
10.18	Flowserve Corporation Long-Term Cash Incentive Plan, as amended and restated in connection with the bifurcation of the Flowserve Corporation Long-Term Incentive Plan, effective October 1, 2000, filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.19	Flowserve Corporation Long-Term Stock Incentive Plan, as amended and restated in connection with the bifurcation of the Flowserve Corporation Long-Term Incentive Plan, effective October 1, 2000, filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.20	Amendment to the Duriron Company, Inc., Long-Term Incentive Plan, as restated November 1, 1993, (the previous name of the plan prior to its amendment, restatement and bifurcation as the Flowserve Corporation Long-Term Cash Incentive Plan and the Flowserve Corporation Long-Term Stock Incentive Plan), dated December 14, 2005, filed as Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.21	Flowserve Corporation Amended and Restated 1989 Stock Option Plan, as amended and restated on December 29, 2005, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
10.22	Flowserve Corporation 1989 Restricted Stock Dividend Plan, effective October 1, 2000, filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.23	Duriron Company, Inc. Retirement Compensation Plan for Directors, filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988.*
10.24	Amendment No. 1 to the Duriron Company, Inc. Retirement Compensation Plan for Directors, effective January 1, 1989, filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.*
10.25	Amendment to the Duriron Company, Inc. Retirement Compensation Plan for Directors, dated December 14, 2005, filed as Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.26	The Duriron Company, Inc. Benefit Equalization Pension Plan, filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1989.*
10.27	First Amendment to the Benefit Equalization Plan, dated December 15, 1992, filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992.*
10.28	Flowserve Corporation Deferred Compensation Plan, filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.29	Amendment No. 1 to the Flowserve Corporation Deferred Compensation Plan, as amended and restated, effective June 1, 2000, filed as Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*
10.30	Amendment to the Flowserve Corporation Deferred Compensation Plan, dated December 14, 2005, filed as Exhibit 10.70 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.31	The Duriron Company, Inc. 1997 Stock Option Plan, attached as Exhibit A to the Company’s Proxy Statement, filed on March 17, 1997.*
10.32	First Amendment to the Flowserve Corporation 1997 Stock Option Plan, filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998*
10.33	Amendment No. 2 to the Flowserve Corporation 1997 Stock Option Plan, filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.*

Exhibit
No.	Description

10.34	Amendment No. 3 to the Flowserve Corporation 1997 Stock Option Plan, filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.35	Flowserve Corporation 1998 Restricted Stock Plan, attached as Appendix A to the Company’s 1999 Proxy Statement, filed on April 9, 1998.*
10.36	Amendment No. 1 to the Flowserve Corporation 1998 Restricted Stock Plan, filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.*
10.37	Amendment No. 2 to the Flowserve Corporation 1998 Restricted Stock Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.*
10.38	Amendment No. 3 to the Flowserve Corporation 1998 Restricted Stock Plan, filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.39	Amendment No. 4 to the Flowserve Corporation 1998 Restricted Stock Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.*
10.40	Amendment No. 5 to the Flowserve Corporation 1998 Restricted Stock Dividend Plan, filed as Exhibit 4.16 to the Company’s Registration Statement on Form S-8, filed September 29, 2006.*
10.41	Flowserve Corporation 1998 Restricted Stock Dividend Plan, effective October 1, 2002, filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
10.42	Flowserve Corporation 1999 Stock Option Plan, attached as Exhibit A to the Company’s 1999 Proxy Statement, filed on March 15, 1999.*
10.43	Amendment No. 1 to the Flowserve Corporation 1999 Stock Option Plan, filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.*
10.44	Amendment No. 2 to the Flowserve Corporation 1999 Stock Option Plan, filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.45	Flowserve Corporation Executive Officer Change In Control Severance Plan, effective January 1, 2002, filed as Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*
10.46	Flowserve Corporation Officer Change In Control Severance Plan, effective January 1, 2002, filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*
10.47	Flowserve Corporation Key Management Change In Control Severance Plan, effective January 1, 2002, filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*
10.48	Flowserve Corporation Executive Officer Life Insurance Plan, effective January 1, 2004, filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
10.49	Flowserve Corporation Senior Management Retirement Plan, effective July 1, 1999, filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*
10.50	Flowserve Corporation Supplemental Executive Retirement Plan, effective July 1, 1999, filed as Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*
10.51	Flowserve Corporation Performance Unit Plan, effective January 1, 2001, filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*
10.52	Flowserve Corporation Transitional Executive Security Plan, effective March 14, 2005, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of March 17, 2005.*
10.53	Employment Agreement between the Company and Lewis M. Kling, dated July 28, 2005, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of August 3, 2005.*
10.54	Flowserve Corporation 2004 Stock Compensation Plan, effective April 21, 2004, filed as Appendix A to the Company’s Proxy Statement, dated May 10, 2004.*
10.55	Form of Restricted Stock Agreement pursuant to the Company’s 2004 Stock Compensation Plan, filed as Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.56	Form of Incentive Stock Option Agreement pursuant to the Company’s 2004 Stock Compensation Plan, filed as Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.57	Form of Non-Qualified Stock Option Agreement pursuant to the Company’s 2004 Stock Compensation Plan, filed as Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*

Exhibit
No.	Description

10.58	Form of Restricted Stock Agreement for certain officers pursuant to the Company’s 2004 Stock Compensation Plan, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated as of March 9, 2006.*
10.59	Form of Incentive Stock Option Agreement for certain officers pursuant to the Company’s 2004 Stock Compensation Plan filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated March 9, 2006.*
10.60	Form of Restricted Stock Agreement for certain officers pursuant to the Company’s 2004 Stock Compensation Plan, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated as of March 9, 2006.*
10.61	Form of Nonqualified Stock Option Agreement for certain officers pursuant to the Company’s 2004 Stock Compensation Plan, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated as of March 9, 2006.*
10.62	The Duriron Company, Inc. Incentive Compensation Plan for Key Employees as Amended and Restated, effective January 1, 1992, filed as Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
10.63	Amendment to The Duriron Company, Inc. Incentive Compensation Plan for Key Employees as Amended and Restated, effective January 1, 1992, dated December 14, 2005, filed as Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.64	Flowserve Corporation Annual Incentive Plan, filed as Exhibit 10.70 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.*
10.65	Duriron Equity Incentive Plan, as amended and restated effective July 21, 1995, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.*
10.66	Duriron Company, Inc. Deferred Compensation Plan for Executives, filed as Exhibit 10.72 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.*
10.67	Duriron Company, Inc. Deferred Compensation Plan for Directors, effective December 31, 1987, filed as Exhibit 10.73 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.*
10.68	Flowserve Corporation Amended and Restated Non-Employee Directors’ Stock Option Plan, as amended and restated on December 29, 2005, filed as Exhibit 10.74 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.*
10.69	Flowserve Corporation Amended and Restated 1992 Long-Term Incentive Plan, as amended and restated on December 29, 2005, filed as Exhibit 10.75 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.*
10.70	Form of Restrictive Covenants Agreement entered into on March 6, 2006 between the Company and each of Linda P. Jojo, Thomas L. Pajonas and Paul W. Fehlman, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of March 9, 2006.*
10.71	Form of Restrictive Covenants Agreement entered into on March 6, 2006 between the Company and each of Lewis M. Kling, Mark A. Blinn, Ronald F. Shuff, John H. Jacko, Jr., Mark D. Dailey, Thomas E. Ferguson, Andrew J. Beall, Jerry L. Rockstroh, Richard J. Guiltinan, Jr., and Deborah K. Bethune, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated as of March 9, 2006.*
14.1	Flowserve Financial Management Code of Ethics adopted by the Company’s principal executive officer and CEO, principal financial officer and CFO, principal accounting officer and controller, and other senior financial managers filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
18.1	Letter from PricewaterhouseCoopers LLP regarding change in accounting principles (filed herewith).
21.1	Subsidiaries of the Company (filed herewith).
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.