Form 10-Q
period 2007-03-31
FLOWSERVE CORP
filed 2007-05-09
CIK 30625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of May 1, 2007, there were 57,050,499 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)	Three Months Ended March 31,
	2007	2006
Sales	$803,400	$653,857
Cost of sales	(537,926)	(435,863)

Gross profit	265,474	217,994
Selling, general and administrative expense	(203,582)	(180,657)
Net earnings from affiliates	5,530	3,786

Operating income	67,422	41,123
Interest expense	(14,072)	(15,682)
Interest income	1,086	1,083
Other (expense) income, net	(1,402)	1,133

Earnings before income taxes	53,034	27,657
Provision for income taxes	(19,420)	(9,057)

Net earnings	$33,614	$18,600

Earnings per share:
Basic	$0.60	$0.34
Diluted	0.59	0.32

Dividends per share	$0.15	$—
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)	Three Months Ended March 31,
	2007	2006
Net earnings	$33,614	$18,600

Other comprehensive income (expense):
Foreign currency translation adjustments, net of tax	4,763	5,393
Pension and other postretirement effects, net of tax	322	—
Cash flow hedging activity, net of tax	(729)	1,417

Other comprehensive income	4,356	6,810

Comprehensive income	$37,970	$25,410

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Amounts in thousands, except per share data)	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$37,994	$67,000
Restricted cash	2,469	3,457
Accounts receivable, net of allowance for doubtful accounts of $12,872 and $13,135, respectively	579,506	551,815
Inventories, net	627,427	547,373
Deferred taxes	95,918	95,027
Prepaid expenses and other	57,449	38,209

Total current assets	1,400,763	1,302,881
Property, plant and equipment, net of accumulated depreciation of $522,831 and $509,033, respectively	450,815	442,892
Goodwill	850,379	851,123
Deferred taxes	3,197	25,731
Other intangible assets, net	140,898	143,358
Other assets, net	114,076	103,250

Total assets	$2,960,128	$2,869,235

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$384,083	$412,869
Accrued liabilities	477,556	458,230
Debt due within one year	95,708	8,050
Deferred taxes	5,053	4,887

Total current liabilities	962,400	884,036
Long-term debt due after one year	555,074	556,519
Retirement obligations and other liabilities	429,440	408,094
Shareholders’ equity:
Common shares, $1.25 par value	73,390	73,289
Shares authorized – 120,000
Shares issued – 58,712 and 58,631, respectively
Capital in excess of par value	549,729	543,159
Retained earnings	577,974	582,767

	1,201,093	1,199,215
Treasury shares, at cost – 2,772 and 2,609 shares, respectively	(108,919)	(95,262)
Deferred compensation obligation	7,024	6,973
Accumulated other comprehensive loss	(85,984)	(90,340)

Total shareholders’ equity	1,013,214	1,020,586

Total liabilities and shareholders’ equity	$2,960,128	$2,869,235

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)	Three Months Ended March 31,
	2007	2006
Cash flows – Operating activities:
Net earnings	$33,614	$18,600
Adjustments to reconcile net earnings to net cash used by operating activities:
Depreciation	16,237	14,613
Amortization of intangible and other assets	2,464	2,552
Amortization of deferred loan costs	424	528
Excess tax benefits from stock-based payment arrangements	(3,017)	—
Stock-based compensation	5,282	3,882
Net earnings from affiliates, net of dividends received	(4,152)	(3,494)
Change in assets and liabilities:
Accounts receivable, net	(24,270)	(3,824)
Inventories, net	(75,992)	(13,252)
Prepaid expenses and other	(18,458)	(4,086)
Other assets, net	185	(1,432)
Accounts payable	(40,051)	(11,968)
Accrued liabilities	24,403	(52,481)
Retirement obligations and other liabilities	9,163	6,477
Net deferred taxes	355	(1,796)

Net cash flows used by operating activities	(73,813)	(45,681)

Cash flows – Investing activities:
Capital expenditures	(22,446)	(12,482)
Change in restricted cash	988	708

Net cash flows used by investing activities	(21,458)	(11,774)

Cash flows – Financing activities:
Net borrowings under lines of credit	85,000	20,072
Excess tax benefits from stock-based payment arrangements	3,017	—
Payments on long-term debt	—	(10,856)
Borrowings under other financing arrangements	1,213	—
Repurchase of common shares	(30,579)	—
Proceeds from stock option activity	7,142	—

Net cash flows provided by financing activities	65,793	9,216
Effect of exchange rate changes on cash	472	1,159

Net change in cash and cash equivalents	(29,006)	(47,080)
Cash and cash equivalents at beginning of year	67,000	92,864

Cash and cash equivalents at end of period	$37,994	$45,784

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Accounting Policies
Basis of Presentation
     The accompanying condensed consolidated balance sheet as of March 31, 2007, and the related condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2007 and 2006, and the condensed consolidated statements of cash flows for the three months ended March 31, 2007 and 2006, are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements have been made.
     The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (“Quarterly Report”) are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2006 presented in our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Annual Report”).
     Certain reclassifications have been made to prior period amounts to conform with the current period presentation.
Income Taxes, Deferred Taxes, Tax Valuation Allowances and Tax Reserves
     As of January 1, 2007, we adopted Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information.
Other Accounting Policies
     Other significant accounting policies, for which no significant changes have occurred in the three months ended March 31, 2007, are detailed in Note 1 of our 2006 Annual Report.
Accounting Developments
     Pronouncements Implemented
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 improves the financial reporting of certain hybrid financial instruments and simplifies the accounting for these instruments. In particular, SFAS No. 155:
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

     SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. Our adoption of SFAS No. 155 in the first three months of 2007 had no impact on our consolidated financial condition or results of operations.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of Statement No. 140.” SFAS No. 156 clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability, requires that a separately recognized servicing asset or servicing liability be initially measured at fair value and permits an entity with a separately recognized servicing asset or servicing liability to choose either the amortization method or fair value method for subsequent measurement. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. Our adoption of SFAS No. 156 in the first three months of 2007 had no impact on our consolidated financial condition or results of operations.
     In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF No. 06-03 requires that the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to APB No. 22, “Disclosure of Accounting Policies.” In addition, if any of such taxes are reported on a gross basis, a company should disclose, on an aggregated basis, the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF Issue No. 06-03 is effective for interim and annual reporting periods beginning after December 31, 2006. As we have historically presented such taxes on a net basis within our results of operations, our adoption of EITF Issue No. 06-03 in the first three months of 2007 did not have a material impact on our consolidated financial position or results of operations.
     In July 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with FIN No. 48 is a two-step process. The first step is a recognition process whereby the enterprise determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The impact on our consolidated financial condition and results of operations of adopting FIN No. 48 in the first three months of 2007 is presented in Note 11.
     Pronouncements Not Yet Implemented
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value under accounting principles generally accepted in the United States (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements; however, it does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are still evaluating the impact of SFAS No. 157 on our consolidated financial condition and results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. It provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are still evaluating the impact of SFAS No. 159 on our consolidated financial condition and results of operations.
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

2. Stock-Based Compensation Plans
     Our stock-based compensation relates to stock options, restricted stock and other equity-based awards, and is accounted for under SFAS No. 123(R), “Share-Based Payment”. Under this method, we recorded stock-based compensation expense of $3.6 million ($5.3 million pre-tax) and $2.8 million ($3.9 million pre-tax) for the three months ended March 31, 2007 and 2006, respectively.
     Stock Options — Information related to stock options issued to officers, other employees and directors under all plans described in Note 7 to our consolidated financial statements included in our 2006 Annual Report is presented in the following table:

	Three Months Ended March 31, 2007
			Remaining
		Weighted Average	Contractual Life	Aggregate Intrinsic
	Shares	Exercise Price	(in years)	Value (in millions)
Number of shares under option:
Outstanding — January 1, 2007	1,462,032	$30.27
Exercised	(296,463)	24.09
Cancelled	(33,644)	35.31

Outstanding — March 31, 2007	1,131,925	$31.74	7.1	$28.8

Exercisable — March 31, 2007	586,634	$26.84	5.9	$17.8

     No options were granted during the three months ended March 31, 2007. The weighted average fair value per share of options granted was $24.23 for the three months ended March 31, 2006. The total fair value of stock options vested during the three months ended March 31, 2007 and 2006 was $2.3 million and $0.5 million, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model.
     As of March 31, 2007, we have $4.4 million of unrecognized compensation cost related to outstanding unvested stock option awards, which is expected to be recognized over a weighted-average period of approximately 1.4 years. The total intrinsic value of stock options exercised during the three months ended March 31, 2007 was $8.8 million. No options were exercised during the three months ended March 31, 2006 as we were in a black-out period due to our then non-current status of filings with the Securities and Exchange Commission (“SEC”).
     Stock-based compensation expense related solely to stock options recognized for the three months ended March 31, 2007 and 2006, was $0.7 million ($1.1 million pre-tax) and $1.2 million ($1.6 million pre-tax), respectively.
     Restricted Stock — Awards of restricted stock are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted stock. We have unearned compensation of $30.6 million and $15.0 million at March 31, 2007 and December 31, 2006, respectively, which is expected to be recognized over a weighted-average period of approximately 2.0 years. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total fair value of restricted shares and units vested during the three months ended March 31, 2007 and 2006 was $6.3 million and $1.8 million, respectively.
     Stock-based compensation expense related to restricted stock recognized was $2.9 million ($4.2 million pre-tax) and $1.6 million ($2.3 million pre-tax) for the three months ended March 31, 2007 and 2006, respectively.
     The following table summarizes information regarding restricted stock activity:

	Three Months Ended March 31, 2007
		Weighted Average
		Grant-Date Fair
	Shares	Value
Number of unvested shares:
Outstanding — January 1, 2007	800,523	$37.91
Granted	398,220	52.21
Vested	(163,681)	38.67
Cancelled	(20,042)	36.75

Unvested restricted stock — March 31, 2007	1,015,020	$43.42

     Restricted stock granted during the three months ended March 31, 2007, includes approximately 186,000 shares with performance-based vesting provisions, and vesting ranges from 0% to 200% based on pre-defined performance targets. Performance-based restricted stock is earned upon the achievement of performance targets, and is payable in common shares. Compensation expense is recognized over a 37-month cliff vesting period based on the fair market value of our common stock on the date of grant, as adjusted for anticipated forfeitures. During the performance period, compensation expense may be adjusted based on changes in the expected achievement of the performance targets.
3. Derivative Instruments and Hedges
     We enter into forward exchange contracts to hedge our risks associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction. Our risk management and derivatives policy specifies the conditions under which we may enter into derivative contracts. At March 31, 2007 and December 31, 2006, we had $337.6 million and $433.7 million, respectively, of notional amount in outstanding forward contracts with third parties. At March 31, 2007, the length of forward contracts currently in place was two days to 20 months.
     The fair market value adjustments of our forward exchange contracts are recognized directly in our results of operations. The fair value of these outstanding forward contracts at March 31, 2007 and December 31, 2006 was a net asset of $4.3 million and $3.4 million, respectively. Unrealized net gains from the changes in the fair value of these forward contracts of $0.3 million and $0.2 million, for the three months ended March 31, 2007 and 2006, respectively, are included in other (expense) income, net in the condensed consolidated statements of income.
     Also as part of our risk management program, we enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. At both March 31, 2007 and December 31, 2006, we had $435.0 million of notional amount in outstanding interest rate swaps with third parties. At March 31, 2007, the maximum remaining length of any interest rate contract in place was approximately 33 months. The fair value of the interest rate swap agreements was a net asset of $0.8 million and $1.9 million at March 31, 2007 and December 31, 2006, respectively. Unrealized net (losses) gains from the changes in fair value of our interest rate swap agreements, net of reclassifications, of $(0.7) million and $1.4 million, net of tax, for the three months ended March 31, 2007 and 2006, respectively, are included in other comprehensive income.
     During 2004, we entered into a compound derivative contract to hedge exposure to both currency translation and interest rate risks associated with our European Investment Bank credit facility. The notional amount of the derivative was $85.0 million, and it served to convert floating rate interest rate risk to a fixed rate, as well as U.S. dollar currency risk to Euros. As described more fully in our 2006 Annual Report, we repaid all amounts outstanding under this facility on December 15, 2006 and settled the derivative. The unrealized gain on the derivative and the foreign transaction gain on the underlying loan aggregated to $2.2 million for the three months ended March 31, 2006, and is included in other (expense) income, net in the condensed consolidated statement of income.
     We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under forward contracts and interest rate swap agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.
4. Debt
     Debt, including capital lease obligations, consisted of:

	March 31,	December 31,
(Amounts in thousands)	2007	2006
Term Loan, interest rate of 6.88% in 2007 and 2006	$558,220	$558,220
Revolving Line of Credit, interest rate of 7.08%	85,000	—
Capital lease obligations and other	7,562	6,349

Debt and capital lease obligations	650,782	564,569
Less amounts due within one year	95,708	8,050

Total debt due after one year	$555,074	$556,519

Credit Facilities
     On August 12, 2005, we entered into credit facilities comprised of a $600.0 million term loan expiring on August 10, 2012 and a $400.0 million revolving line of credit, which can be utilized to provide up to $300.0 million in letters of credit, expiring on August 12, 2010. We refer to these credit facilities collectively as our Credit Facilities. At March 31, 2007 and December 31, 2006, we had $85.0 million and $0 outstanding under the revolving line of credit, respectively. We had outstanding letters of credit of $90.5 million and $83.9 million at March 31, 2007 and December 31, 2006, respectively, which reduced borrowing capacity to $224.5 million and $316.1 million, respectively.
     Borrowings under our Credit Facilities bear interest at a rate equal to, at our option, either (1) the base rate (which is based on the greater of the prime rate most recently announced by the administrative agent under our Credit Facilities or the Federal Funds rate plus 0.50%) or (2) LIBOR plus an applicable margin determined by reference to the ratio of our total debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), which as of March 31, 2007 was 1.5% for LIBOR borrowings.
     The loans under our Credit Facilities are subject to mandatory repayment with, in general:
•	100% of the net cash proceeds of asset sales; and

•	Unless we attain and maintain investment grade credit ratings:
o	50% of the proceeds of any equity offerings; and

o	100% of the proceeds of any debt issuances (subject to certain exceptions).
     We may prepay loans under our Credit Facilities in whole or in part, without premium or penalty. During the three months ended March 31, 2007, we made no payments under our Credit Facilities. We have scheduled repayments of $1.4 million due in both the third and fourth quarters of 2007.
5. Inventories
     Inventories are stated at lower of cost or market. Cost is determined by the first-in, first-out method. Inventories, net consisted of the following:

	March 31,	December 31,
(Amounts in thousands)	2007	2006
Raw materials	$194,797	$167,224
Work in process	390,840	354,808
Finished goods	251,551	225,157
Less: Progress billings	(147,594)	(140,056)
Less: Excess and obsolete reserve	(62,167)	(59,760)

Inventories, net	$627,427	$547,373

6. Equity Method Investments
     Summarized below is combined income statement information, based on the most recent financial information, for investments in entities we account for using the equity method:

	Three Months Ended March 31,
(Amounts in thousands)	2007	2006
Revenues	$99,687	$78,300
Gross profit	28,858	23,111
Income before provision for income taxes	19,451	14,084
Provision for income taxes	(6,467)	(4,629)

Net income	$12,984	$9,455

     The provision for income taxes is based on the tax laws and rates in the countries in which our investees operate. The tax jurisdictions vary not only by their nominal rates, but also by the allowability of deductions, credits and other benefits. Our share of net income is reflected in our condensed consolidated statements of income.

7. Earnings Per Share
     Basic and diluted earnings per weighted average share outstanding were calculated as follows:

	Three Months Ended March 31,
(Amounts in thousands, except per share amounts)	2007	2006
Net earnings	$33,614	$18,600

Denominator for basic earnings per share — weighted average shares	56,206	55,472
Effect of potentially dilutive securities	865	2,129

Denominator for diluted earnings per share — weighted average shares	57,071	57,601

Earnings per share:
Basic	$0.60	$0.34
Diluted	0.59	0.32
     Options outstanding with an exercise price greater than the average market price of the common stock were not included in the computation of diluted earnings per share. For the three months ended both March 31, 2007 and 2006, we had an immaterial number of options to purchase common stock that were excluded from the computations of potentially dilutive securities.
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
     In 2005, a shareholder derivative lawsuit was filed purportedly on our behalf in the 193rd Judicial District of Dallas County, Texas. The lawsuit names as defendants Mr. Greer, Ms. Hornbaker, and current board members Hugh K. Coble, George T. Haymaker, Jr., William C. Rusnack, Michael F. Johnston, Charles M. Rampacek, Kevin E. Sheehan, Diane C. Harris, James O. Rollans and Christopher A. Bartlett. We are named as a nominal defendant. Based primarily on the purported misstatements alleged in the above-described federal securities case, the plaintiff asserts claims against the defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The plaintiff alleges that these purported violations of state law occurred between April 2000 and the date of suit. The plaintiff seeks on our behalf an unspecified amount of damages, injunctive relief and/or the imposition of a constructive trust on defendants’ assets, disgorgement of compensation, profits or other benefits received by the defendants from us, and recovery of attorneys’ fees and costs. We strongly believe that the suit was improperly filed and have filed a motion seeking dismissal of the case. The Court has since ordered the plaintiffs to replead. The trial is currently set for December 2007.
     On March 14, 2006, a shareholder derivative lawsuit was filed purportedly on our behalf in federal court in the Northern District of Texas. The lawsuit named as defendants Mr. Greer, Ms. Hornbaker, and the following board members Mr. Coble, Mr. Haymaker, Mr. Kling, Mr. Rusnack, Mr. Johnston, Mr. Rampacek, Mr. Sheehan, Ms. Harris, Mr. Rollans and Mr. Bartlett. We were named as a nominal defendant. Based primarily on certain of the purported misstatements alleged in the above-described federal securities case, the plaintiff asserted claims against the defendants for breaches of fiduciary duty. The plaintiff alleged that the purported breaches of fiduciary duty occurred between 2000 and 2004. The plaintiff sought on our behalf an unspecified amount of damages, disgorgement by Mr. Greer and Ms. Hornbaker of salaries, bonuses, restricted stock and stock options, and recovery of attorneys’ fees and costs. Pursuant to a motion filed by us, the federal court dismissed that case on March 14, 2007, primarily on the basis that the case was not properly filed in federal court. On or about March 27, 2007, the same plaintiff re-filed essentially the same lawsuit naming the same defendants in the Supreme Court of the State of New York. We strongly believe that this new lawsuit was improperly filed in the Supreme Court of the State of New York as well and have filed a motion seeking dismissal of the case.
     On February 7, 2006, we received a subpoena from the SEC seeking documents and information relating primarily to products that two of our foreign subsidiaries delivered to Iraq from 1996 through 2003 under the United Nations Oil-for-Food Program. We believe that the SEC’s investigation is focused primarily on whether any inappropriate payments were made to Iraqi officials in violation of the federal securities laws. We subsequently learned that the United States Department of Justice is investigating the same allegations. In addition, two foreign subsidiaries have been contacted by governmental authorities in their respective countries concerning their involvement in the United Nations Oil-for-Food Program. These investigations include periods prior to, as well as subsequent to, our acquisition of certain of the foreign operations involved in the investigations. We may be subject to certain liabilities if violations are found regardless of whether they relate to periods before or subsequent to our acquisition.
     We believe that both the domestic and foreign governmental authorities are investigating other companies connection with the United Nations Oil-for-Food Program.
     We engaged outside counsel in February 2006 to conduct an investigation of our foreign subsidiaries’ participation in the United Nations Oil-for-Food program. The Audit Committee of the Board of Directors has been regularly monitoring this situation since the receipt of the SEC subpoena and assumed direct oversight of the investigation in January 2007. We currently expect this internal investigation will be completed during the second quarter of 2007.
     Our internal investigation has included, among other things, a detailed review of contracts with the Iraqi government under the United Nations Oil-for-Food Program during 1996 through 2003, a forensic review of the accounting records associated with these contracts, and interviews of persons with knowledge of the events in question. Our investigation has found evidence to date that, during the years 2001 through 2003, certain non-U.S. personnel at the two foreign subsidiaries authorized payments in connection with certain of our product sales under the United Nations Oil-for-Food Program totaling approximately €0.6 million, which were subsequently deposited by third parties into Iraqi-controlled bank accounts. These payments were not authorized under the United Nations Oil-for-Food Program and were not properly documented in the subsidiaries’ accounting records, but were expensed as paid. During the course of the investigation, certain other potential issues involving non-U.S. personnel were identified at one of the foreign subsidiaries, which are currently under review.
     We have taken certain disciplinary actions against persons who engaged in misconduct, violated our ethics policies or failed to cooperate fully in the investigation, including terminating the employment of certain non-U.S. senior management personnel at one of the foreign subsidiaries. Certain other non-U.S. senior management personnel at that facility involved in the above conduct had been previously separated from our company for other reasons. Additional disciplinary actions may be taken as our investigation continues.
     We will continue to fully cooperate in the domestic and foreign governmental investigations. These investigations are in progress but, at this point, are incomplete. Accordingly, we cannot predict the outcome of these investigations at this time. If the domestic or foreign authorities take enforcement action with regard to these investigations, we may be required to pay fines, disgorge profits, consent to injunctions against future conduct or suffer other penalties, which could materially affect our business, financial condition, results of operations and cash flows.
     In March 2006, we initiated a process to determine our compliance posture with respect to U.S. export control laws and regulations. Upon initial investigation, it appeared that some product transactions and technology transfers were not re-exported in full compliance with U.S. export control laws and regulations. As a result, in conjunction with outside counsel, we are currently involved in a systematic process to conduct further review, validation, and voluntary disclosure of export violations discovered as part of this review process. We currently believe this process will not be substantially complete until the end of 2008, given the complexity of the export laws and the current scope of the investigation. Any violations of U.S. export control laws and regulations that are identified and disclosed to the U.S. government may result in civil or criminal penalties, including fines and/or other penalties. Because our review into this issue is ongoing, we are currently unable to determine the full extent of any confirmed violations or determine the nature or total amount of potential penalties to which we might be subject to in the future. Given that the resolution of this matter is uncertain at this time, we are not able to reasonably estimate the maximum amount of liability that could result from final resolution of this matter. We cannot currently predict whether the ultimate resolution of this matter will have a material adverse effect on our business, including our ability to do business outside the U.S. or on our financial condition.

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
     Although none of the aforementioned potential liabilities can be quantified with absolute certainty except as otherwise indicated above, we have established reserves covering exposures relating to contingencies, to the extent believed to be reasonably estimable and probable, which we believe to be reasonable based on past experience and available facts. While additional exposures beyond these reserves could exist, they currently cannot be estimated. We will continue to evaluate these potential contingent loss exposures and, if they develop, recognize expense as soon as such losses become probable and can be reasonably estimated.
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
9. Retirement and Postretirement Benefits
     Components of the net periodic cost for retirement and postretirement benefits for the three months ended March 31, 2007 and 2006 were as follows:

	U.S.		Non-U.S.		Postretirement
(Amounts in millions)	Defined Benefit Plans		Defined Benefit Plans		Medical Benefits
	2007	2006	2007	2006	2007	2006
Net periodic cost
Service cost	$3.7	$3.7	$1.0	$0.9	$—	$—
Interest cost	4.1	3.8	2.9	2.5	1.0	1.0
Expected return on plan assets	(4.3)	(3.9)	(1.8)	(1.4)	—	—
Amortization of unrecognized net loss	1.4	1.6	0.4	0.6	0.3	0.3
Amortization of prior service benefit	(0.3)	(0.3)	—	—	(1.1)	(1.1)

Net cost recognized	$4.6	$4.9	$2.5	$2.6	$0.2	$0.2

     See additional discussion of our retirement and postretirement benefits in Note 12 to our consolidated financial statements included in our 2006 Annual Report
10. Shareholders’ Equity
     On September 29, 2006, the Board of Directors authorized a program to repurchase up to two million shares of our outstanding common stock. Shares may be repurchased to offset potentially dilutive effects of stock options issued under our equity-based compensation programs. We repurchased 0.5 million shares for $25.3 million during the three months ended March 31, 2007. To date, we have repurchased a total of 1.8 million shares. We expect to conclude the program by the end of the second quarter of 2007.
     On February 28, 2007, our Board of Directors authorized the payment of a quarterly cash dividend of $0.15 per share, which was paid on April 11, 2007 to shareholders of record as of March 28, 2007.

11. Income Taxes
     For the three months ended March 31, 2007, we earned $53.0 million before taxes and provided for income taxes of $19.4 million, resulting in an effective tax rate of 36.6%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended March 31, 2007 primarily due to the net impact of foreign operations.
     For the three months ended March 31, 2006, we earned $27.7 million before taxes and provided for income taxes of $9.1 million, resulting in an effective tax rate of 32.7%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended March 31, 2006 primarily due to the net impact of foreign operations.
     In July 2006, the FASB issued FIN No. 48, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information.
     The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. We adopted the provisions of FIN No. 48 on January 1, 2007.
     The cumulative effect of adopting FIN No. 48 was an increase in tax reserves and a decrease of $29.8 million to opening retained earnings at January 1, 2007. Upon adoption, the amount of gross unrecognized tax benefits at January 1, 2007 was approximately $129 million. There are offsetting tax benefits of approximately $43 million associated with the correlative effects of transfer pricing adjustments, net operating losses and timing adjustments. The net liability for uncertain tax positions is $86.0 million. Of this amount $84.9 million, if recognized, would favorably impact our effective tax rate.
     Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties recorded on the balance sheet at January 1, 2007 was approximately $14 million.
     The amount of unrecognized tax benefits did not materially change as of March 31, 2007. With limited exception, we are no longer subject to U.S. federal, state and local income tax audits for years through 2001 or non-U.S. income tax audits for years through 2000. Our U.S. income tax returns for 2002 through 2004 are currently under examination by the Internal Revenue Service (“IRS”). It is reasonably possible that within the next 12 months we and the IRS will resolve some or all of the matters presently under examination; however, an estimate of the range of possible changes that may result from the examination cannot be made at this time. Additionally, we are currently under examination for various years in Germany, Italy, Canada, the Netherlands and Argentina. We do not expect any changes from these examinations to have a significant impact on our financial condition or results of operations.
12. Segment Information
     We are principally engaged in the worldwide design, manufacture, distribution and service of industrial flow management equipment. We provide pumps, valves and mechanical seals primarily for the petroleum industry, chemical-processing industry, power-generation industry, water industry, general industry and other industries requiring flow management products.
     We have the following three divisions, each of which constitutes a business segment:
•	Flowserve Pump Division (“FPD”);

•	Flow Control Division (“FCD”); and

•	Flow Solutions Division (“FSD”).
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

     We evaluate segment performance and allocate resources based on each segment’s operating income. Amounts classified as “All Other” include the corporate headquarters costs and other minor entities that do not constitute separate segments. Intersegment sales and transfers are recorded at cost plus a profit margin, with the margin on such sales eliminated with consolidation.
     The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements.
Three Months Ended March 31, 2007

				Subtotal -
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in thousands)	Pump	Control	Solutions	Segments	All Other	Total
Sales to external customers	$418,229	$267,573	$116,516	$802,318	$1,082	$803,400
Intersegment sales	441	1,057	12,663	14,161	(14,161)	—
Segment operating income	41,736	36,391	25,128	103,255	(35,833)	67,422
Three Months Ended March 31, 2006

				Subtotal -
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in thousands)	Pump	Control	Solutions	Segments	All Other	Total
Sales to external customers	$327,437	$217,043	$108,216	$652,696	$1,161	$653,857
Intersegment sales	623	755	9,996	11,374	(11,374)	—
Segment operating income	26,995	25,170	23,557	75,722	(34,599)	41,123

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements, and notes thereto, and the other financial data included elsewhere in this Quarterly Report. The following discussion should also be read in conjunction with our audited consolidated financial statements, and notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2006 Annual Report.
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
     We experienced favorable conditions in 2006 in several of our core markets, specifically oil and gas, which has continued through the first three months of 2007. The sustained increase in the price of crude oil and natural gas, in particular, has spurred capital investment by oil and gas companies, resulting in many new projects and expansion opportunities for us. Favorable market conditions have resulted in corresponding growth, much of which is in non-traditional areas of the world where new oil and gas reserves have been discovered. We believe the outlook for our business remains favorable; however, we believe that oil and gas prices will fluctuate in the future and such volatility could have a negative impact on our business in some or all of the geographical areas in which we conduct business. We and our customers are seeing rapid growth in the Middle East and Asia, with China providing a significant source of project growth as that country continues to develop. We continue to execute on our strategy to increase our presence in these regions to capture aftermarket business through our current installed base, as well as new projects and process plant expansions. The opportunity to increase our installed base of new products and drive recurring aftermarket business in future years is a critical by-product of these favorable market conditions. Although we have experienced strong demand for our products and services in recent periods, we face challenges affecting many companies in our industry and/or with significant international operations.
     We currently employ approximately 14,000 employees in more than 55 countries who are focused on six key strategies that reach across the business. See “Our Strategies” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Annual Report for a discussion of our six key strategies. We continue to build on our geographic breadth with the implementation of additional Quick Response Centers (“QRCs”) with the goal to be positioned as near to our customers as practicable for service and support in order to capture this important aftermarket business. Along with ensuring that we have the local capability to sell, install and service our equipment in remote regions, it becomes equally imperative to continuously improve our global operations. Our global supply chain capability is being expanded to meet global customer demands and ensure the quality and timely delivery of our products. Significant efforts are underway to reduce the supply base and drive processes across the divisions to find areas of synergy and cost reduction. In addition, we are improving our supply chain management capability to ensure it can meet global customer demands. We continue to focus on improving on-time delivery and quality, while reducing warranty costs across our global operations through a focused Continuous Improvement Process (“CIP”) initiative. The goal of the CIP initiative is to maximize service fulfillment to customers such as on-time delivery, reduced cycle time and quality at the highest internal productivity. This program is a key factor in our margin expansion plans.
RECENT DEVELOPMENTS
     On February 7, 2006, we received a subpoena from the SEC seeking documents and information relating primarily to products that two of our foreign subsidiaries delivered to Iraq from 1996 through 2003 under the United Nations Oil-for-Food Program. We believe that the SEC’s investigation is focused primarily on whether any inappropriate payments were made to Iraqi officials in violation of the federal securities laws. We subsequently learned that the United States Department of Justice is investigating the same allegations. In addition, two foreign subsidiaries have been contacted by governmental authorities in their respective countries concerning their involvement in the United Nations Oil-for-Food Program. These investigations include periods prior to, as well as subsequent to, our acquisition of certain of the foreign operations involved in the investigations. We may be subject to certain liabilities if violations are found regardless of whether they relate to periods before or subsequent to our acquisition.

     We believe that both the domestic and foreign governmental authorities are investigating other companies connection with the United Nations Oil-for-Food Program.
     We engaged outside counsel in February 2006 to conduct an investigation of our foreign subsidiaries’ participation in the United Nations Oil-for-Food program. The Audit Committee of the Board of Directors has been regularly monitoring this situation since the receipt of the SEC subpoena and assumed direct oversight of the investigation in January 2007. We currently expect this internal investigation will be completed during the second quarter of 2007.
     Our internal investigation has included, among other things, a detailed review of contracts with the Iraqi government under the United Nations Oil-for-Food Program during 1996 through 2003, a forensic review of the accounting records associated with these contracts, and interviews of persons with knowledge of the events in question. Our investigation has found evidence to date that, during the years 2001 through 2003, certain non-U.S. personnel at the two foreign subsidiaries authorized payments in connection with certain of our product sales under the United Nations Oil-for-Food Program totaling approximately €0.6 million, which were subsequently deposited by third parties into Iraqi-controlled bank accounts. These payments were not authorized under the United Nations Oil-for-Food Program and were not properly documented in the subsidiaries’ accounting records, but were expensed as paid. During the course of the investigation, certain other potential issues involving non-U.S. personnel were identified at one of the foreign subsidiaries, which are currently under review.
     We have taken certain disciplinary actions against persons who engaged in misconduct, violated our ethics policies or failed to cooperate fully in the investigation, including terminating the employment of certain non-U.S. senior management personnel at one of the foreign subsidiaries. Certain other non-U.S. senior management personnel at that facility involved in the above conduct had been previously separated from our company for other reasons. Additional disciplinary actions may be taken as our investigation continues.
     We will continue to fully cooperate in the domestic and foreign governmental investigations. These investigations are in progress but, at this-point, are incomplete. Accordingly, we cannot predict the outcome of these investigations at this time. If the domestic or foreign authorities take enforcement action with regard to these investigations, we may be required to pay fines, disgorge profits, consent to injunctions against future conduct or suffer other penalties, which could materially affect our business, financial condition, results of operations and cash flows.
     In March 2006, we initiated a process to determine our compliance posture with respect to U.S. export control laws and regulations. Upon initial investigation, it appeared that some product transactions and technology transfers were not re-exported in full compliance with U.S. export control laws and regulations. As a result, in conjunction with outside counsel, we are currently involved in a systematic process to conduct further review, validation, and voluntary disclosure of export violations discovered as part of this review process. We currently believe this process will not be substantially complete until the end of 2008, given the complexity of the export laws and the current scope of the investigation. Any violations of U.S. export control laws and regulations that are identified and disclosed to the U.S. government may result in civil or criminal penalties, including fines and/or other penalties. Because our review into this issue is ongoing, we are currently unable to determine the full extent of any confirmed violations or determine the nature or total amount of potential penalties to which we might be subject to in the future. Given that the resolution of this matter is uncertain at this time, we are not able to reasonably estimate the maximum amount of liability that could result from final resolution of this matter. We cannot currently predict whether the ultimate resolution of this matter will have a material adverse effect on our business, including our ability to do business outside the U.S. or on our financial condition.
RESULTS OF OPERATIONS — Three Months ended March 31, 2007 and 2006
Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended March 31,
(Amounts in millions)	2007	2006

Bookings	$1,088.8	$878.6
Sales	803.4	653.9
     We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacture, service or support. Bookings for the three months ended March 31, 2007 increased by $210.2 million, or 23.9%, as compared with the same period in 2006. The increase includes currency benefits of approximately $47 million. The increase is primarily attributable to the strong oil and gas industry, which has positively impacted all divisions. Original equipment bookings accounted for approximately three-quarters of the increase, most notably in FPD. Bookings for both FCD and FSD also increased in North America and Asia Pacific.
     Sales for the three months ended March 31, 2007 increased by $149.5 million, or 22.9%, as compared with the same period in 2006. The increase includes currency benefits of approximately $35 million. The increase is attributable to the strength in the oil and gas market, particularly in North America, expansion in the Asia Pacific region and significant increases in original equipment sales in both FPD and FCD. Strength in all valve markets also contributed to the sales increase.
     Net sales to international customers, including export sales from the U.S., were approximately 64% of consolidated sales for the three months ended March 31, 2007, compared with approximately 62% for the same period in 2006. The increase in 2007 is due primarily to a weakening of the U.S. dollar exchange rate against the Euro and the British pound during the three months ended March 31, 2007 as compared with the same period in 2006.
     Backlog represents the value of aggregate uncompleted customer orders. Backlog of $1.9 billion at March 31, 2007 increased by $300.0 million, or 18.4%, as compared with December 31, 2006. Currency effects provided an increase of approximately $13 million. The increase resulted primarily from increased bookings during the three months ended March 31, 2007, as discussed above. The increase in total bookings also reflects an increase in orders for large engineered products, which naturally have longer lead times, as well as expanded lead times at the request of certain customers.
Gross Profit and Gross Profit Margin

	Three Months Ended March 31,
(Amounts in millions)	2007	2006

Gross profit	$265.5	$218.0
Gross profit margin	33.0%	33.3%
     Gross profit for the three months ended March 31, 2007 increased by $47.5 million, or 21.8%, as compared with the same period in 2006. Gross profit margin for the three months ending March 31, 2007 of 33.0% decreased from 33.3% for the same period in 2006. The decrease is primarily attributable to a 32% increase in sales of original equipment, which is attributable to all divisions, as compared with a 9% increase in sales of aftermarket products. Original equipment generally carries a lower margin than aftermarket products. The increase in our installed base of original equipment is expected to increase recurring aftermarket opportunities in future years. The decrease is partially offset by increased sales in all of our divisions, which favorably impacts our absorption of fixed costs, and cost savings achieved through our CIP and supply chain initiatives, both of which have positively impacted each of our divisions. Our CIP initiative is driving increased throughput on existing capacity, reduced cycle time, lean manufacturing and reduced warranty costs. Our supply chain initiative is focused on materials cost savings through low cost supply sources, long-term supply agreements and product outsourcing.
Selling, General and Administrative Expense (“SG&A”)

	Three Months Ended March 31,
(Amounts in millions)	2007	2006

SG&A expense	$203.6	$180.7
SG&A expense as a percentage of sales	25.3%	27.6%
     SG&A for the three months ended March 31, 2007 increased by $22.9 million, or 12.7%, as compared with the same period in 2006. Currency effects yielded an increase of approximately $6 million. The increase in SG&A is primarily attributable to an increase in employee-related costs of $12.5 million due to continued investment in in-house capabilities and sales personnel to drive long-term growth, as well as annual merit increases. The increase is also due to increases of $1.3 million and $1.7 million in travel and commissions expenses, respectively, in support of increased bookings and sales and overall business growth. A decrease of $5.2 million in audit fees was offset by an increase in other professional fees. SG&A as a percentage of sales for the three months ended March 31, 2007 decreased 230 basis points as compared with the same period in 2006. The decrease is attributable to leverage from higher sales, as well as ongoing efforts to contain costs.

Net Earnings from Affiliates

	Three Months Ended March 31,
(Amounts in millions)	2007	2006

Net earnings from affiliates	$5.5	$3.8
     Net earnings from affiliates for the three months ended March 31, 2007 increased by $1.7 million, or 44.7%, as compared with the same period in 2006. Net earnings from affiliates represents our joint venture interests in the Asia Pacific region and the Middle East. The improvement in earnings is primarily attributable to an FCD joint venture in India.
Operating Income and Operating Margin

	Three Months Ended March 31,
(Amounts in millions)	2007	2006

Operating income	$67.4	$41.1
Operating margin	8.4%	6.3%
     Operating income for the three months ended March 31, 2007 increased by $26.3 million, or 64.0%, as compared with the same period in 2006. The increase includes currency benefits of approximately $5 million. The increase is primarily a result of the $47.5 million increase in gross profit, partially offset by the $22.9 million increase in SG&A, as discussed above. Operating margin increased 210 basis points, due primarily to the decrease in SG&A as a percentage of sales, as discussed above.
Interest Expense and Interest Income

	Three Months Ended March 31,
(Amounts in millions)	2007	2006

Interest expense	$(14.1)	$(15.7)
Interest income	1.1	1.1
     Interest expense for the three months ended March 31, 2007 decreased by $1.6 million, as compared with the same period in 2006. The decrease is primarily attributable to a decrease in average debt outstanding during the period, partially offset by increased average interest rates. Approximately 67% of our debt was at fixed rates at March 31, 2007, including the effects of $435.0 million notional interest rate swaps.
     Interest income did not change for the three months ended March 31, 2007, as compared with the same period in 2006. A lower average cash balance was offset by increased average interest rates.
Tax Expense and Tax Rate

	Three Months Ended March 31,
(Amounts in millions)	2007	2006

Provision for income tax	$19.4	$9.1
Effective tax rate	36.6%	32.7%
     Our effective tax rate of 36.6% for the three months ended March 31, 2007 increased from 32.7% for the same period in 2006. The increase is primarily due to the favorable impact of certain discrete items during the three months ended March 31, 2006. These discrete items did not recur in the same period in 2007.
Other Comprehensive Income

	Three Months Ended March 31,
(Amounts in millions)	2007	2006

Other comprehensive income	$4.4	$6.8
     Other comprehensive income for the three months ended March 31, 2007 decreased by $2.4 million as compared with the same period in 2006. The decrease primarily reflects a decline in interest rate hedging results.

Business Segments
     We conduct our business through three business segments that represent our major product types:
•	FPD for engineered pumps, industrial pumps and related services;

•	FCD for industrial valves, manual valves, control valves, nuclear valves, valve actuators and related services; and

•	FSD for precision mechanical seals and related services.
     We evaluate segment performance and allocate resources based on each segment’s operating income. See Note 12 to our condensed consolidated financial statements included in this Quarterly Report for further discussion of our segments. The key operating results for our three business segments, FPD, FCD and FSD are discussed below.
Flowserve Pump Division
     Through FPD, we design, manufacture and distribute highly engineered pumps, industrial pumps and pump systems (collectively referred to as “original equipment”). FPD also manufactures replacement parts and related equipment, and provides a full array of support services (collectively referred to as “aftermarket”). FPD has 27 manufacturing facilities worldwide, of which nine are located in North America, 11 in Europe, five in South America and two in Asia. FPD also has more than 60 service centers, including those located in a manufacturing facility. We believe that we are the largest pump manufacturer serving the oil and gas, chemical and power generation industries, and the third largest pump manufacturer overall.

	Three Months Ended March 31,
(Amounts in millions)	2007	2006

Bookings	$658.2	$495.6
Sales	418.7	328.1
Gross profit	117.0	94.3
Gross profit margin	27.9%	28.7%
Operating income	41.7	27.0
Operating margin	10.0%	8.2%
     Bookings for the three months ended March 31, 2007 increased by $162.6 million, or 32.8%, as compared with the same period in 2006. The increase includes currency benefits of approximately $31 million. Bookings for original equipment increased approximately $114 million, or 36%, and represented 70% of the total bookings increase. Aftermarket bookings increased approximately $49 million, or 28%. Europe, the Middle East and Africa (“EMA”), North America and South America bookings increased $94.6 million, $45.3 million and $38.8 million, respectively, and are primarily attributable to the oil and gas industry. These improvements were slightly offset by a decline in bookings in the Asia Pacific region. The bookings growth in EMA was driven by large original equipment bookings, predominantly for the oil and gas industry. Additionally, EMA and Latin America had significant increases in the water and power industries, respectively.
     Sales for the three months ended March 31, 2007 increased by $90.6 million, or 27.6%, as compared with the same period in 2006. The increase includes currency benefits of approximately $19 million. Sales of original equipment increased approximately $76 million, or 47%, and result from continued growth in original equipment bookings, which has occurred for an extended period of time. Sales of aftermarket products increased approximately $15 million, or 10%. EMA sales increased $62.4 million and original equipment sales in EMA represented 91% of total sales growth for the area. Sales in North America increased $24.3 million, which is attributable to increases of 20% and 16% in original equipment and aftermarket, respectively.
     Gross profit for the three months ended March 31, 2007 increased by $22.7 million, or 24.1%, as compared with the same period in 2006. Gross profit margin for the three months ended March 31, 2007 of 27.9% decreased from 28.7% for the same period in 2006. While both original equipment and aftermarket sales increased, original equipment sales growth exceeded the growth in aftermarket. As a result, original equipment sales increased to 58% of total sales as compared with 51% of total sales for the same period in 2006. Original equipment generally carries a lower margin than aftermarket.
     Operating income for the three months ended March 31, 2007 increased by $14.7 million, or 54.4%, as compared with the same period in 2006. The increase includes currency benefits of approximately $2 million. The increase was due primarily to increased gross profit of $22.7 million, partially offset by a $9.1 million increase in SG&A primarily related to increased salaries, commissions, and travel in support of increased bookings and sales.

     Backlog of $1.5 billion at March 31, 2007 increased by $248.8 million, or 19.7%, as compared with December 31, 2006. Currency effects provided an increase of approximately $10 million. Backlog growth is primarily a result of an extended period of bookings growth combined with longer supplier and customer lead times and growth in the size of projects.
Flow Control Division
     Our second largest business segment is FCD, which designs, manufactures and distributes a broad portfolio of industrial valve products, including modulating and finite valves, actuators and controls. FCD leverages its experience and application know-how by offering a complete menu of engineered services to complement its expansive product portfolio. FCD has manufacturing and service facilities in 19 countries around the world, with only five of its 20 manufacturing operations located in the U.S. Based on independent industry sources, we believe that we are the third largest industrial valve supplier on a global basis.

	Three Months Ended March 31,
(Amounts in millions)	2007	2006

Bookings	$309.1	$267.7
Sales	268.6	217.8
Gross profit	93.0	75.3
Gross profit margin	34.6%	34.6%
Operating income	36.4	25.2
Operating margin	13.5%	11.6%
     Bookings for the three months ended March 31, 2007 increased by $41.4 million, or 15.5%, as compared with the same period in 2006. The increase includes currency benefits of approximately $15 million. The growth in bookings is primarily attributable to the sustained strength of our key end-markets. Increased bookings in the process valve market resulted from strength in the North American and Asian chemical business, with a notable contribution from China. Increased project business for all valve offerings in the Asian chemical and North American oil and gas industries also contributed to the improvement.
     Sales for the three months ended March 31, 2007 increased by $50.8 million, or 23.3%, as compared with the same period in 2006. The increase includes currency benefits of approximately $12 million. The increase is principally the result of strong North American project sales for all significant areas of our valve portfolio. Sales of control valves increased due to satisfaction of large orders into the Australian mining and Asian pulp and paper markets and by continued strength in North America, across markets. We realized notable improvements in the process valve market across Asia, specifically in the chemical and oil and gas industries. The fulfillment of several significant Russian district heating orders received in the second half of 2006 also contributed to the sales increase. In the first three months of 2007, we successfully implemented modest price increases in an effort to mitigate the impact of increased metals cost and to reflect the increase in manufacturing and supply chain lead times.
     Gross profit for the three months ended March 31, 2007 increased by $17.7 million, or 23.5%, as compared with the same period in 2006. Gross profit margin for the three months ended March 31, 2007 of 34.6% was comparable with the same period in 2006. This reflects higher sales levels, which favorably impacts our absorption of fixed costs, and our implementation of various CIP and supply chain initiatives. Offsetting these gains were the inflation in our materials and conversion costs, metals price increases and a stronger concentration of original equipment in our sales mix.
     Operating income for the three months ended March 31, 2007 increased by $11.2 million, or 44.4%, as compared with the same period in 2006. The increase includes currency benefits of approximately $2 million. The increase is principally attributable to the $17.7 million improvement in gross profit, partially offset by $6.8 million of higher SG&A costs. The increased SG&A reflects increased headcount cost of $4.2 million principally related to sales force personnel and $1.0 million of higher external commissions expense resulting from increased sales levels. As a key initiative for 2007, we continue to evaluate our SG&A infrastructure costs and explore opportunities to reduce our cost platform, including limiting additional growth in headcount and travel and by reducing professional fees. SG&A as a percentage of sales for the three months ended March 31, 2007 decreased 200 basis points as compared with the same period in 2006. The decrease is attributable to leverage from higher sales, as well as ongoing efforts to contain costs, as noted previously.
     Backlog of $360.0 million at March 31, 2007 increased by $45.7 million, or 14.5%, as compared with December 31, 2006. Currency effects provided an increase of approximately $2 million. This increase in backlog is primarily attributable to the excess of bookings over sales during the first three months of 2007.

Flow Solutions Division
     Through FSD, we engineer, manufacture and sell mechanical seals, auxiliary systems and parts, and provide related services, principally to process industries and general industrial markets, with similar products sold internally in support of FPD. FSD has added to its global operations and now has nine manufacturing locations, four of which are located in the U.S. FSD operates 67 QRCs worldwide, including 24 sites in North America, 16 in Europe, and the remainder in South America and Asia. Our ability to rapidly deliver mechanical sealing technology through our global engineering systems, our on-site engineers and our extensive network of QRCs represents a significant competitive advantage. This business model has enabled FSD to establish a large number of alliances with multi-national customers. Based on independent industry sources, we believe that we are the second largest mechanical seal supplier in the world.

	Three Months Ended March 31,
(Amounts in millions)	2007	2006

Bookings	$140.6	$127.9
Sales	129.2	118.2
Gross profit	57.2	51.8
Gross profit margin	44.3%	43.8%
Operating income	25.1	23.6
Operating margin	19.5%	19.9%
     Bookings for the three months ended March 31, 2007 increased by $12.7 million, or 9.9%, as compared with the same period in 2006. This increase includes currency benefits of approximately $3 million. The increase is due primarily to a $7.3 million increase in customer bookings, which is primarily attributable to increased original equipment bookings in Asia Pacific and North America, as well as a $5.4 million increase in interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above). The oil and gas and chemical markets continue to be our strongest markets.
     Sales for the three months ended March 31, 2007 increased by $11.0 million, or 9.3%, as compared with the same period in 2006. This increase includes currency benefits of approximately $3 million. The increase is primarily attributable to South America, where a strong oil and gas market continues to provide solid bookings and sales, and to Asia Pacific, where increased original equipment and aftermarket bookings have contributed to increased sales.
     Gross profit for the three months ended March 31, 2007 increased by $5.4 million, or 10.4%, as compared with the same period in 2006. Gross profit margin for the three months ending March 31, 2007 of 44.3% increased from 43.8% for the same period in 2006. The improvement is due to increased sales in all regions, which positively impacts our absorption of fixed costs, and a sales mix shift in EMA toward more profitable aftermarket business. Gross margin was negatively impacted by implementation of a new enterprise resource planning system in EMA.
     Operating income for the three months ended March 31, 2007 increased by $1.5 million, or 6.4%, as compared with the same period in 2006. This increase includes currency benefits of less than $1 million. The increase is due to a $5.4 million increase in gross profit, partially offset by a $4.1 million increase in SG&A due primarily to growth in our global engineering and sales teams that occurred in the latter part of 2006.
     Backlog of $84.9 million at March 31, 2007 increased by $10.5 million, or 14.1%, as compared with December 31, 2006. Currency had a negligible impact on backlog for the period. Backlog at March 31, 2007 and December 31, 2006 includes $19.3 million and $14.7 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog). Backlog growth is primarily a result of growth in original equipment bookings with longer lead times. Capacity expansions that were completed in 2006 continue to support increased shipments, primarily in North America and EMA, limit the increase in backlog and reduce the percentage of past due backlog from prior year levels.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis

	Three Months Ended March 31,
(Amounts in millions)	2007	2006

Net cash flows used by operating activities	$(73.8)	$(45.7)
Net cash flows used by investing activities	(21.5)	(11.8)
Net cash flows provided by financing activities	65.8	9.2
     Cash generated by operations and borrowings available under our existing revolving credit facility are our primary sources of short-term liquidity. Our cash balance at March 31, 2007 was $38.0 million, as compared with $67.0 million at December 31, 2006.
     The cash flows used by operating activities for the first three months of 2007 primarily reflect a $15.0 million increase in net income, offset by a $48.8 million decrease in cash flows from working capital, particularly due to higher inventory of $76.0 million, especially project-related inventory required to support future shipments of products in backlog. During the first part of the year, increases in working capital reduce cash flow. We have historically derived a greater portion of our operating profit during the second half of the year, which is consistent with our customers’ buying patterns. As a result, our operating cash flows generally increase as the year progresses.
     Our goal for days’ sales receivables outstanding (“DSO”) is 60 days. For the first three months of 2007, we achieved a DSO of 65 days as compared with 66 days for the same period in 2006. For reference purposes based on 2007 sales, an improvement of one day could provide approximately $9 million in cash. Increases in inventory used $76.0 million of cash flow for 2007 compared with a use of $13.3 million of cash flow for the same period in 2006. Inventory turns were 3.4 times at March 31, 2007, compared with 4.0 times at March 31, 2006, reflecting the increase in inventory, partially offset by the increase in sales. For reference purposes based on 2007 data, an improvement of one turn could yield approximately $142 million in cash.
     Cash flows used by investing activities during the three months ended March 31, 2007 were $21.5 million, as compared with $11.8 million for the same period in 2006. Capital expenditures during the three months ended March 31, 2007 were $22.4 million, an increase of $10.0 million as compared with the same period in 2006, which reflects increased spending to support capacity expansion, enterprise resource planning application upgrades and information technology infrastructure.
     Cash flows provided by financing activities during the three months ended March 31, 2007 were $65.8 million, as compared with $9.2 million for the same period in 2006. Cash inflows in 2007 were due primarily to $85.0 million in borrowings under our revolving line of credit. The borrowings were used primarily to fund increased working capital needs, share repurchases, increased capital spending and payments under our annual incentive program (which is generally paid in March based on the prior year’s results). Cash outflows in 2007 include repurchase of common shares for $30.6 million. Cash inflows in 2006 were due to $20.1 million in borrowings under our revolving line of credit. Cash outflows in 2006 were due to net payments on long-term debt, including $10.9 million of mandatory repayments using the proceeds from the sale of our General Services Group, a discontinued operation that was sold effective December 31, 2005.
     We believe cash flows from operating activities combined with availability under our existing revolving credit agreement and our existing cash balance will be sufficient to enable us to meet our cash flow needs for the next 12 months. Cash flows from operations could be adversely affected by economic, political and other risks associated with sales of our products, operational factors, competition, fluctuations in foreign exchange rates and fluctuations in interest rates, among other factors. See “Cautionary Note Regarding Forward-Looking Statements.” We made no contributions to our U.S. pension plans during the three months ended March 31, 2007. However, we expect to contribute approximately $20 million during the third quarter of 2007.
     On September 29, 2006, the Board of Directors authorized a program to repurchase up to two million shares of our outstanding common stock. Shares may be repurchased to offset potentially dilutive effects of stock options issued under our equity-based compensation programs. We repurchased 0.5 million shares for $25.3 million during the three months ended March 31, 2007, and settled 0.1 million shares purchased in late 2006 for $5.2 million. To date, we have repurchased a total of 1.8 million shares. We expect to conclude the program by the end of the second quarter of 2007.
     On February 28, 2007, our Board of Directors authorized the payment of a quarterly cash dividend of $0.15 per share, which was paid on April 11, 2007 to shareholders of record as of March 28, 2007. While we currently intend to pay regular quarterly dividends in the foreseeable future, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on its assessment of our financial condition and business outlook at the applicable time.

Acquisitions
     We regularly evaluate acquisition opportunities of various sizes. The cost and terms of any financing to be raised in conjunction with any acquisition, including our ability to raise economical capital, is a critical consideration in any such evaluation.
Capital Expenditures
     Capital expenditures were $22.4 million for the three months ended March 31, 2007 compared with $12.5 million for the same period in 2006. Capital expenditures in 2007 are focused on capacity expansion, enterprise resource planning, information technology infrastructure and cost reduction opportunities. Capital expenditures in 2006 were focused on capacity expansion, enterprise resource planning application upgrades, information technology infrastructure and cost reduction opportunities. For the full year 2007, our capital expenditures are expected to be between approximately $85 million and $90 million. Certain of our facilities may face capacity constraints in the foreseeable future, which may lead to higher capital expenditure levels.
Financing
Credit Facilities
     On August 12, 2005, we entered into Credit Facilities comprised of a $600.0 million term loan maturing on August 10, 2012 and a $400.0 million revolving line of credit, which can be utilized to provide up to $300.0 million in letters of credit, expiring on August 12, 2010. At March 31, 2007 and December 31, 2006, we had $85.0 million and $0 outstanding under the revolving line of credit, respectively. We had outstanding letters of credit of $90.5 million and $83.9 million at March 31, 2007 and December 31, 2006, respectively, which reduced borrowing capacity to $224.5 million and $316.1 million, respectively.
     Borrowings under our Credit Facilities bear interest at a rate equal to, at our option, either (1) the base rate (which is based on the greater of the prime rate most recently announced by the administrative agent under our Credit Facilities or the Federal Funds rate plus 0.50%) or (2) LIBOR plus an applicable margin determined by reference to the ratio of our total debt to consolidated EBITDA, which as of March 31, 2007 was 1.5% for LIBOR borrowings.
     The loans under our Credit Facilities are subject to mandatory repayment with, in general:
•	100% of the net cash proceeds of asset sales; and

•	Unless we attain and maintain investment grade credit ratings:
o	50% of the proceeds of any equity offerings; and

o	100% of the proceeds of any debt issuances (subject to certain exceptions).
     We may prepay loans under our Credit Facilities in whole or in part, without premium or penalty. During the three months ended March 31, 2007, we made no payments under our Credit Facilities. We have scheduled repayments of $1.4 million due in both the third and fourth quarters of 2007.
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
     Additional discussion of our Credit Facilities, including amounts outstanding and applicable interest rates, is included in Note 4 to our condensed consolidated financial statements, included in this Quarterly Report.
     We have entered into interest rate and currency swap agreements to hedge our exposure to cash flows related to our Credit Facilities. These agreements are more fully described in Note 3 to our condensed consolidated financial statements, included in this Quarterly Report, and in “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”
Accounts Receivable Factoring
     Through our European subsidiaries, we engage in non-recourse factoring of certain accounts receivable. The various agreements have different terms, including options for renewal and mutual termination clauses. Our Credit Facilities, which are fully described in

Note 11 to our consolidated financial statements, included in our 2006 Annual Report, limit factoring volume to $75.0 million at any given point in time as defined by our Credit Facilities.
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
     Our Credit Facilities include events of default usual for these types of credit facilities, including nonpayment of principal or interest, violation of covenants, incorrectness of representations and warranties, cross defaults and cross acceleration, bankruptcy, material judgments, ERISA events, actual or asserted invalidity of the guarantees or the security documents, and certain changes of control of our company. The occurrence of any event of default could result in the acceleration of our and the guarantors’ obligations under the Credit Facilities. We complied with the covenants through March 31, 2007.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our more critical accounting policies used in the preparation of the consolidated financial statements were discussed in our 2006 Annual Report. These critical policies, for which no significant changes have occurred in the first three months of 2007, include:
•	Revenue Recognition;

•	Deferred Taxes, Tax Valuation Allowances and Tax Reserves;

•	Reserves for Contingent Loss;

•	Retirement and Postretirement Benefits; and

•	Valuation of Goodwill, Indefinite-Lived Intangible Assets and Other Long-Lived Assets.
     The process of preparing financial statements in conformity with GAAP requires the use of estimates and assumptions to determine certain of the assets, liabilities, revenues and expenses. These estimates and assumptions are based upon what we believe is the best information available at the time of the estimates or assumptions. The estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from those estimates. The significant estimates are reviewed quarterly with the Audit Committee of our Board of Directors.
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
     The following are some of the risks and uncertainties, although not all of the risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:
•	potential adverse consequences resulting from securities class action litigation and other litigation to which we are a party, such as litigation involving asbestos-containing material claims;

•	the domestic and foreign government investigations regarding our participation in the United Nations Oil-for-Food Program;

•	our potential non-compliance with U.S. export/re-export control, economic sanctions and import laws and regulations;

•	our risk associated with certain of our foreign subsidiaries conducting business operations and sales in certain countries that have been identified by the U.S. State Department as state sponsors of terrorism;

•	increased tax liabilities resulting from a recent audit of our tax returns by the U.S. Internal Revenue Service, as well as potential costs and liabilities that may be associated with likely future audits;

•	a portion of our bookings may not lead to completed sales, and we may not be able to convert bookings into revenues at acceptable profit margins, since such profit margins cannot be assured nor can they be necessarily assumed to follow historical trends;

•	the recording of increased deferred tax asset valuation allowances in the future;

•	an impairment in the carrying value of goodwill or other intangibles could adversely impact our consolidated financial condition and results of operations;

•	economic, political and other risks associated with our international operations, including military actions or trade embargoes that could affect customer markets, including the continuing conflict in Iraq and its potential impact on Middle Eastern markets and global petroleum producers;

•	our sales are substantially dependent upon the petroleum, chemical, power and water industries and any significant down turn in any one of these industries could adversely impact such sales;

•	our operations are dependent upon third-party suppliers whose failure to perform timely could adversely affect our business operations;

•	our dependence on our customers’ ability to make required capital investment and maintenance expenditures;

•	risks associated with cost overruns on fixed-fee projects;

•	the highly competitive markets in which we operate;

•	environmental compliance costs and liabilities;

•	work stoppages and other labor matters;

•	our inability to protect our intellectual property in the U.S., as well as in foreign countries;

•	difficulties in obtaining raw materials at favorable prices;

•	obligations under our defined benefit pension plans;

•	liabilities that result from product liability and warranty claims;

•	our outstanding indebtedness and the restrictive covenants in the agreements governing our indebtedness limit our operating and financial flexibility; and

•	our inability to continue to expand our market presence through acquisitions, and unforeseen integration difficulties or costs resulting from acquisitions we do complete.
     These risks are more fully discussed in, and all forward-looking statements should be read in light of, all of the factors discussed in Part I. “Item 1A. Risk Factors” included in this Quarterly Report and in our 2006 Annual Report. The updated risk factors included in this Quarterly Report are presented in addition to the risk factors disclosed in the 2006 Annual Report, except to the extent modified in this Quarterly Report.
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
     Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our Credit Facilities, which bear interest based on floating rates. At March 31, 2007, after the effect of interest rate swaps, we had $208.2 million of variable rate debt obligations outstanding under our Credit Facilities with a weighted average interest rate of 6.91%. A hypothetical change of 100-basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by $0.5 million for the three months ended March 31, 2007.
     We are exposed to credit-related losses in the event of non-performance by counterparties to financial instruments including interest rate swaps, but we currently expect all counterparties will continue to meet their obligations given their creditworthiness. As of both March 31, 2007 and December 31, 2006, we had $435.0 million of notional amount in outstanding interest rate swaps with third parties with maturities through December 2009.
     We employ a foreign currency hedging strategy to minimize potential losses in earnings or cash flows from unfavorable foreign currency exchange rate movements. These strategies also minimize potential gains from favorable exchange rate movements. Foreign currency exposures arise from transactions, including firm commitments and anticipated transactions, denominated in a currency other than an entity’s functional currency and from translation of foreign-denominated assets and liabilities into U.S. dollars. Based on a sensitivity analysis at March 31, 2007, a 10% adverse change in the foreign currency exchange rates could impact our results of operations for the three months ended March 31, 2007 by $3.4 million as shown below:

(Amounts in millions)
Euro	$1.8
Indian rupee	0.3
Australian dollar	0.2
Venezuelan bolivar	0.2
All other	0.9

Total	$3.4

     Exposures are hedged primarily with foreign currency forward contracts that generally have maturity dates of less than one year. Our policy allows foreign currency coverage only for identifiable foreign currency exposures and, therefore, we do not enter into foreign currency contracts for trading purposes where the objective would be to generate profits. As of March 31, 2007, we had a U.S.

dollar equivalent of $337.6 million in outstanding forward contracts with third parties, compared with $433.7 million at December 31, 2006.
     Generally, we view our investments in foreign subsidiaries from a long-term perspective, and therefore, do not hedge these investments. We use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary.
     We realized gains (losses) associated with foreign currency translation of $4.8 million and $5.4 million for the three months ended March 31, 2007 and 2006, respectively, which are included in other comprehensive income. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of certain forward contracts are included in our consolidated results of operations. We realized foreign currency (losses) gains of $(0.7) million and $2.0 million for the three months ended March 31, 2007 and 2006, respectively, which is included in other (expense) income, net in the accompanying condensed consolidated statements of income.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
     Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     In connection with the preparation of this Quarterly Report, our management, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2007.
Changes in Internal Control Over Financial Reporting
     There have been no material changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     We are party to the legal proceedings that are described in Note 8 to our condensed consolidated financial statements included in “Item 1. Financial Statements.” In addition to the foregoing, we and our subsidiaries are named defendants in certain other lawsuits incidental to our business and are involved from time to time as parties to governmental proceedings all arising in the ordinary course of business. Although the outcome of lawsuits or other proceedings involving us and our subsidiaries cannot be predicted with certainty and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not expect these matters to have a material effect on our financial position, operating results or cash flows.
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
     In 2005, a shareholder derivative lawsuit was filed purportedly on our behalf in the 193rd Judicial District of Dallas County, Texas. The lawsuit names as defendants Mr. Greer, Ms. Hornbaker, and current board members Hugh K. Coble, George T. Haymaker, Jr., William C. Rusnack, Michael F. Johnston, Charles M. Rampacek, Kevin E. Sheehan, Diane C. Harris, James O. Rollans and Christopher A. Bartlett. We are named as a nominal defendant. Based primarily on the purported misstatements alleged in the above-described federal securities case, the plaintiff asserts claims against the defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The plaintiff alleges that these purported violations of state law occurred between April 2000 and the date of suit. The plaintiff seeks on our behalf an unspecified amount of damages, injunctive relief and/or the imposition of a constructive trust on defendants’ assets, disgorgement of compensation, profits or other benefits received by the defendants from us, and recovery of attorneys’ fees and costs. We strongly believe that the suit was improperly filed and have filed a motion seeking dismissal of the case. The Court has since ordered the plaintiffs to replead. The trial is currently set for December 2007.
     On March 14, 2006, a shareholder derivative lawsuit was filed purportedly on our behalf in federal court in the Northern District of Texas. The lawsuit named as defendants Mr. Greer, Ms. Hornbaker, and the following board members Mr. Coble, Mr. Haymaker, Mr. Kling, Mr. Rusnack, Mr. Johnston, Mr. Rampacek, Mr. Sheehan, Ms. Harris, Mr. Rollans and Mr. Bartlett. We were named as a nominal defendant. Based primarily on certain of the purported misstatements alleged in the above-described federal securities case, the plaintiff asserted claims against the defendants for breaches of fiduciary duty. The plaintiff alleged that the purported breaches of fiduciary duty occurred between 2000 and 2004. The plaintiff sought on our behalf an unspecified amount of damages, disgorgement by Mr. Greer and Ms. Hornbaker of salaries, bonuses, restricted stock and stock options, and recovery of attorneys’ fees and costs. Pursuant to a motion filed by us, the federal court dismissed that case on March 14, 2007, primarily on the basis that the case was not properly filed in federal court. On or about March 27, 2007, the same plaintiff re-filed essentially the same lawsuit naming the same defendants in the Supreme Court of the State of New York. We strongly believe that this new lawsuit was improperly filed in the Supreme Court of the State of New York as well and have filed a motion seeking dismissal of the case.
     On February 7, 2006, we received a subpoena from the SEC seeking documents and information relating primarily to products that two of our foreign subsidiaries delivered to Iraq from 1996 through 2003 under the United Nations Oil-for-Food Program. We believe that the SEC’s investigation is focused primarily on whether any inappropriate payments were made to Iraqi officials in violation of the federal securities laws. We subsequently learned that the United States Department of Justice is investigating the same allegations. In addition, two foreign subsidiaries have been contacted by governmental authorities in their respective countries concerning their involvement in the United Nations Oil-for-Food Program. These investigations include periods prior to, as well as subsequent to, our acquisition of certain of the foreign operations involved in the investigations. We may be subject to certain liabilities if violations are found regardless of whether they relate to periods before or subsequent to our acquisition.
     We believe that both the domestic and foreign governmental authorities are investigating other companies connection with the United Nations Oil-for-Food Program.
     We engaged outside counsel in February 2006 to conduct an investigation of our foreign subsidiaries’ participation in the United Nations Oil-for-Food program. The Audit Committee of the Board of Directors has been regularly monitoring this situation since the receipt of the SEC subpoena and assumed direct oversight of the investigation in January 2007. We currently expect this internal investigation will be completed during the second quarter of 2007.
     Our internal investigation has included, among other things, a detailed review of contracts with the Iraqi government under the United Nations Oil-for-Food Program during 1996 through 2003, a forensic review of the accounting records associated with these contracts, and interviews of persons with knowledge of the events in question. Our investigation has found evidence to date that, during the years 2001 through 2003, certain non-U.S. personnel at the two foreign subsidiaries authorized payments in connection with certain of our product sales under the United Nations Oil-for-Food Program totaling approximately €0.6 million, which were subsequently deposited by third parties into Iraqi-controlled bank accounts. These payments were not authorized under the United Nations Oil-for-Food Program and were not properly documented in the subsidiaries’ accounting records, but were expensed as paid. During the course of the investigation, certain other potential issues involving non-U.S. personnel were identified at one of the foreign subsidiaries, which are currently under review.
     We have taken certain disciplinary actions against persons who engaged in misconduct, violated our ethics policies or failed to cooperate fully in the investigation, including terminating the employment of certain non-U.S. senior management personnel at one of the foreign subsidiaries. Certain other non-U.S. senior management personnel at that facility involved in the above conduct had been previously separated from our company for other reasons. Additional disciplinary actions may be taken as our investigation continues.
     We will continue to fully cooperate in the domestic and foreign governmental investigations. These investigations are in progress but, at this-point, are incomplete. Accordingly, we cannot predict the outcome of these investigations at this time. If the domestic or foreign authorities take enforcement action with regard to these investigations, we may be required to pay fines, disgorge profits, consent to injunctions against future conduct or suffer other penalties, which could materially affect our business, financial condition, results of operations and cash flows.
     In March 2006, we initiated a process to determine our compliance posture with respect to U.S. export control laws and regulations. Upon initial investigation, it appeared that some product transactions and technology transfers were not re-exported in full compliance with U.S. export control laws and regulations. As a result, in conjunction with outside counsel, we are currently involved in a systematic process to conduct further review, validation, and voluntary disclosure of export violations discovered as part of this review process. We currently believe this process will not be substantially complete until the end of 2008, given the complexity of the export laws and the current scope of the investigation. Any violations of U.S. export control laws and regulations that are identified and disclosed to the U.S. government may result in civil or criminal penalties, including fines and/or other penalties. Because our review into this issue is ongoing, we are currently unable to determine the full extent of any confirmed violations or determine the nature or total amount of potential penalties to which we might be subject to in the future. Given that the resolution of this matter is uncertain at this time, we are not able to reasonably estimate the maximum amount of liability that could result from final resolution of this matter. We cannot currently predict whether the ultimate resolution of this matter will have a material adverse effect on our business, including our ability to do business outside the U.S. or on our financial condition.
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
     Although none of the aforementioned potential liabilities can be quantified with absolute certainty except as otherwise indicated above, we have established reserves covering exposures relating to contingencies, to the extent believed to be reasonably estimable and probable, which we believe to be reasonable based on past experience and available facts. While additional exposures beyond these reserves could exist, they currently cannot be estimated. We will continue to evaluate these potential contingent loss exposures and, if they develop, recognize expense as soon as such losses become probable and can be reasonably estimated.
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
Item 1A. Risk Factors.
     There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to other information set forth in this Quarterly Report, you should carefully read and consider “Item 1A. Risk Factors” in Part I, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our 2006 Annual Report, which contain a description of significant factors that might cause the actual results of operations in future periods to differ materially from those currently expected or desired. Set forth below are two risk factors that have been modified or have materially changed from the risk factors discussed in our 2006 Annual Report. The risks described in this Quarterly Report and in our 2006 Annual Report are not the only risks facing our Company. Additional risks and uncertainties are currently deemed immaterial based on management’s assessment of currently available information, which remains subject to change, however, new risks that are currently unknown to us may surface in the future which materially adversely affect our business, financial condition, operating results or cash flow in the future.
The ongoing domestic and foreign government investigations regarding our participation in the United Nations Oil-for-Food Program could materially adversely affect our Company.
     On February 7, 2006, we received a subpoena from the SEC seeking documents and information relating primarily to products that two of our foreign subsidiaries delivered to Iraq from 1996 through 2003 under the United Nations Oil-for-Food Program. We believe that the SEC’s investigation is focused primarily on whether any inappropriate payments were made to Iraqi officials in violation of the federal securities laws. We subsequently learned that the United States Department of Justice is investigating the same allegations. In addition, two foreign subsidiaries have been contacted by governmental authorities in their respective countries concerning their involvement in the United Nations Oil-for-Food Program. These investigations include periods prior to, as well as subsequent to, our acquisition of certain of the foreign operations involved in the investigations. We may be subject to certain liabilities if violations are found regardless of whether they relate to periods before or subsequent to our acquisition.
     We believe that both the domestic and foreign governmental authorities are investigating other companies connection with the United Nations Oil-for-Food Program.
     We engaged outside counsel in February 2006 to conduct an investigation of our foreign subsidiaries’ participation in the United Nations Oil-for-Food program. The Audit Committee of the Board of Directors has been regularly monitoring this situation since the receipt of the SEC subpoena and assumed direct oversight of the investigation in January 2007. We currently expect this internal investigation to be completed during the second quarter of 2007.
     Our internal investigation has included, among other things, a detailed review of contracts with the Iraqi government under the United Nations Oil-for-Food Program during 1996 through 2003, a forensic review of the accounting records associated with these contracts, and interviews of persons with knowledge of the events in question. Our investigation has found evidence to date that, during the years 2001 through 2003, certain non-U.S. personnel at the two foreign subsidiaries authorized payments in connection with certain of our product sales under the United Nations Oil-for-Food Program totaling approximately €0.6 million, which were subsequently deposited by third parties into Iraqi-controlled bank accounts. These payments were not authorized under the United

Nations Oil-for-Food Program and were not properly documented in the subsidiaries’ accounting records, but were expensed as paid. During the course of the investigation, certain other potential issues involving non-U.S. personnel were identified at one of the foreign subsidiaries, which are currently under review.
     We have taken certain disciplinary actions against persons who engaged in misconduct, violated our ethics policies or failed to cooperate fully in the investigation, including terminating the employment of certain non-U.S. senior management personnel at one of the foreign subsidiaries. Certain other non-U.S. senior management personnel at that facility involved in the above conduct had been previously separated from our company for other reasons. Additional disciplinary actions may be taken as our investigation continues.
     We will continue to fully cooperate in the domestic and foreign governmental investigations. These investigations are in progress but, at this-point, are incomplete. Accordingly, we cannot predict the outcome of these investigations at this time. If the domestic or foreign authorities take enforcement action with regard to these investigations, we may be required to pay fines, disgorge profits, consent to injunctions against future conduct or suffer other penalties which could have material affect our business, financial condition, results of operations and cash flows.
Potential noncompliance with U.S. export control laws could materially adversely affect our business
     In March 2006, we initiated a process to determine our compliance posture with respect to U.S. export control laws and regulations. Upon initial investigation, it appeared that some product transactions and technology transfers were not re-exported in full compliance with U.S. export control laws and regulations. As a result, in conjunction with outside counsel, we are currently involved in a systematic process to conduct further review, validation, and voluntary disclosure of export violations discovered as part of this review process. We currently believe this process will not be substantially complete until the end of 2008, given the complexity of the export laws and the current scope of the investigation. Any violations of U.S. export control laws and regulations that are identified and disclosed to the U.S. government may result in civil or criminal penalties, including fines and/or other penalties. Because our review into this issue is ongoing, we are currently unable to determine the full extent of any confirmed violations or determine the nature or total amount of potential penalties to which we might be subject to in the future. Given that the resolution of this matter is uncertain at this time, we are not able to reasonably estimate the maximum amount of liability that could result from final resolution of this matter. We cannot currently predict whether the ultimate resolution of this matter will have a material adverse effect on our business, including our ability to do business outside the U.S. or on our financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
Flowserve Corporation Officer Severance Plan
     As previously disclosed, on December 14, 2006 our Board of Directors and its Organization and Compensation Committee approved a revised severance plan for our senior executive officers and other corporate officers (“Officers”). In May 2007, we finalized and executed the Flowserve Corporation Officer Severance Plan (the “Plan”) that, among other things, provides for certain benefits to our Officers if their employment is terminated as a result of a reduction in force or without cause. The Officers covered under the Plan will receive the following benefits, where eligible: (i) two years of then base salary, not including any other financial perquisites, payable bi-weekly in accordance with the Company’s regular payroll schedule; and (ii) an amount equivalent to one year annual incentive payment (“AIP”) at target payable when the next AIP bonus is payable to continuing Officers. In addition, in order to receive such payments, the Officers covered under the Plan must comply with one year “non-competition” agreements and must execute a release agreement that contains certain cooperation clauses. The Plan will automatically expire in five years from the adoption date unless renewed by the Organization and Compensation Committee. The Plan may be earlier modified or terminated by the Organization and Compensation Committee, subject to certain restrictions.

Employment Agreement with Mark A. Blinn
     As previously disclosed, in December 2006 we reached an agreement in principle with Mark A. Blinn, our Senior Vice President and Chief Financial Officer, subject to the finalization of a mutually agreeable written contract. On May 7, 2007, we entered into an Employment Agreement with Mr. Blinn (the “Agreement”). The Agreement, among other things, provides that if Mr. Blinn is not promoted to Chief Executive Officer upon the departure of Lewis M. Kling, our current President and Chief Executive Officer, or if another person is appointed Chief Operations Officer prior to Mr. Kling’s departure, then he may elect, within 30 days of receiving notification from us that he will not be so promoted, to resign and (i) Mr. Blinn’s then unvested stock options and restricted stock grants will immediately vest and (ii) Mr. Blinn will be eligible for severance benefits as if he was terminated without cause under the Plan. However, Mr. Blinn is obligated, if he elects to so resign, to continue to furnish up to an additional 120 days of transitional support to us, in his then current job function and at his then current salary, if requested by us. Additionally, the Agreement provides that, if Mr. Blinn dies or becomes “disabled,” as that term is defined in the Employment Agreement, and we terminate his employment, Mr. Blinn’s unvested stock options and restricted stock will immediately vest and Mr. Blinn (or his estate) would become eligible for severance benefits under the Plan.
Retirement of Messrs. Hugh K. Coble and George T. Haymaker, Jr.
     As previously disclosed, Messrs. Hugh K. Coble and George T. Haymaker, Jr., current members of our board of directors whose terms expire at the upcoming annual shareholder meeting, having reached the ages of 72 and 69, respectively, will not stand for re-election at the meeting. Mr. Coble has served as a director since 1994 and Mr. Haymaker has served as a director since 1997. They will retire from the board upon expiration of their terms at the upcoming annual shareholder meeting, pursuant to the board of directors’ corporate governance guidelines regarding term limits.
Item 6. Exhibits.
     Set forth below is a list of exhibits included as part of this Quarterly Report:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Flowserve Corporation, filed as Exhibit 3(i) to Flowserve Corporation’s Current Report on Form 8-K/A, dated August 16, 2006.

3.6	Amended and Restated By-Laws of Flowserve Corporation, as amended, filed as Exhibit 3.9 to Flowserve Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.1	Flowserve Corporation Officer Severance Plan, effective January 1, 2007, dated as of May 7, 2007.

10.2	Employment Agreement between Flowserve Corporation and Mark A. Blinn, dated as of May 7, 2007.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWSERVE CORPORATION (Registrant)
Date: May 9, 2007	/s/ Lewis M. Kling
Lewis M. Kling
President, Chief Executive Officer and Director

Date: May 9, 2007	/s/ Mark A. Blinn
Mark A. Blinn
Senior Vice President and Chief Financial Officer

Exhibits Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Flowserve Corporation, filed as Exhibit 3(i) to the Flowserve Corporation’s Current Report on Form 8-K/A, dated August 16, 2006.

3.6	Amended and Restated By-Laws of Flowserve Corporation, as amended, filed as Exhibit 3.9 to Flowserve Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.1	Flowserve Corporation Officer Severance Plan, effective January 1, 2007, dated as of May 7, 2007.

10.2	Employment Agreement between Flowserve Corporation and Mark A. Blinn, dated as of May 7, 2007.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.