Form 10-Q
period 2007-06-30
FLOWSERVE CORP
filed 2007-08-08
CIK 30625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to .
Commission File No. 1-13179
FLOWSERVE CORPORATION
(Exact name of registrant as specified in its charter)

New York	31-0267900

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5215 N. O’Connor Blvd., Suite 2300, Irving, Texas	75039

(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of August 6, 2007, there were 57,022,794 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)	Three Months Ended June 30,
	2007	2006
Sales	$930,677	$752,859
Cost of sales	(628,262)	(500,260)

Gross profit	302,415	252,599
Selling, general and administrative expense	(209,537)	(183,255)
Net earnings from affiliates	4,030	4,014

Operating income	96,908	73,358
Interest expense	(15,761)	(16,260)
Interest income	486	1,070
Other income, net	2,338	4,392

Earnings before income taxes	83,971	62,560
Provision for income taxes	(20,766)	(28,951)

Net earnings	$63,205	$33,609

Earnings per share:
Basic	$1.12	$0.60
Diluted	1.11	0.58

Dividends per share	$0.15	$—
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)	Three Months Ended June 30,
	2007	2006
Net earnings	$63,205	$33,609

Other comprehensive income (expense):
Foreign currency translation adjustments, net of tax	15,370	17,568
Pension and other postretirement effects, net of tax	(109)	—
Cash flow hedging activity, net of tax	869	944

Other comprehensive income	16,130	18,512

Comprehensive income	$79,335	$52,121

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)	Six Months Ended June 30,
	2007	2006
Sales	$1,734,077	$1,406,716
Cost of sales	(1,166,188)	(936,123)

Gross profit	567,889	470,593
Selling, general and administrative expense	(413,118)	(363,912)
Net earnings from affiliates	9,560	7,799

Operating income	164,331	114,480
Interest expense	(29,832)	(31,941)
Interest income	1,572	2,153
Other income, net	935	5,524

Earnings before income taxes	137,006	90,216
Provision for income taxes	(40,187)	(38,008)

Net earnings	$96,819	$52,208

Earnings per share:
Basic	$1.72	$0.94
Diluted	1.69	0.90

Dividends per share	$0.30	$—
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)	Six Months Ended June 30,
	2007	2006
Net earnings	$96,819	$52,208

Other comprehensive income:
Foreign currency translation adjustments, net of tax	20,132	22,961
Pension and other postretirement effects, net of tax	213	—
Cash flow hedging activity, net of tax	140	2,361

Other comprehensive income	20,485	25,322

Comprehensive income	$117,304	$77,530

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Amounts in thousands, except per share data)	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$47,955	$67,000
Restricted cash	3,024	3,457
Accounts receivable, net of allowance for doubtful accounts of $13,002 and $13,135, respectively	664,408	551,815
Inventories, net	680,955	547,373
Deferred taxes	96,880	95,027
Prepaid expenses and other	65,059	38,209

Total current assets	1,558,281	1,302,881
Property, plant and equipment, net of accumulated depreciation of $540,901 and $509,033, respectively	462,929	442,892
Goodwill	852,661	851,123
Deferred taxes	836	25,731
Other intangible assets, net	138,722	143,358
Other assets, net	114,915	103,250

Total assets	$3,128,344	$2,869,235

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$405,050	$412,869
Accrued liabilities	518,088	458,230
Debt due within one year	130,580	8,050
Deferred taxes	5,684	4,887

Total current liabilities	1,059,402	884,036
Long-term debt due after one year	553,578	556,519
Retirement obligations and other liabilities	436,040	408,094
Shareholders’ equity:
Common shares, $1.25 par value	73,390	73,289
Shares authorized – 120,000
Shares issued – 58,712 and 58,631, respectively
Capital in excess of par value	552,001	543,159
Retained earnings	632,613	582,767

	1,258,004	1,199,215
Treasury shares, at cost – 2,778 and 2,609 shares, respectively	(115,242)	(95,262)
Deferred compensation obligation	6,417	6,973
Accumulated other comprehensive loss	(69,855)	(90,340)

Total shareholders’ equity	1,079,324	1,020,586

Total liabilities and shareholders’ equity	$3,128,344	$2,869,235

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)	Six Months Ended June 30,
	2007	2006
Cash flows – Operating activities:
Net earnings	$96,819	$52,208
Adjustments to reconcile net earnings to net cash (used) provided by operating activities:
Depreciation	32,796	29,291
Amortization of intangible and other assets	4,931	5,130
Amortization of deferred loan costs	853	1,001
Net gain on the disposition of assets	(695)	(503)
Excess tax benefits from stock-based payment arrangements	(5,406)	—
Stock-based compensation	11,836	9,321
Net earnings from affiliates, net of dividends received	(2,953)	(1,737)
Change in assets and liabilities:
Accounts receivable, net	(100,248)	(14,841)
Inventories, net	(120,630)	(40,089)
Prepaid expenses and other	(28,914)	(3,651)
Other assets, net	(317)	(10,569)
Accounts payable	(16,472)	(15,333)
Accrued liabilities	54,710	(35,025)
Retirement obligations and other liabilities	13,735	22,377
Net deferred taxes	(1,711)	10,362

Net cash flows (used) provided by operating activities	(61,666)	7,942

Cash flows – Investing activities:
Capital expenditures	(45,501)	(29,458)
Proceeds from disposal of assets	1,266	—
Change in restricted cash	433	1,192

Net cash flows used by investing activities	(43,802)	(28,266)

Cash flows – Financing activities:
Net borrowings under lines of credit	115,000	—
Excess tax benefits from stock-based payment arrangements	5,406	—
Payments on long-term debt	—	(15,856)
Borrowings under other financing arrangements	4,589	—
Repurchase of common shares	(44,798)	—
Payments of dividends	(8,588)	—
Proceeds from stock option activity	12,568	—

Net cash flows provided (used) by financing activities	84,177	(15,856)
Effect of exchange rate changes on cash	2,246	1,563

Net change in cash and cash equivalents	(19,045)	(34,617)
Cash and cash equivalents at beginning of year	67,000	92,864

Cash and cash equivalents at end of period	$47,955	$58,247

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Accounting Policies
Basis of Presentation
     The accompanying condensed consolidated balance sheet as of June 30, 2007, and the related condensed consolidated statements of income and comprehensive income for the three months and six months ended June 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the six months ended June 30, 2007 and 2006, are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements have been made.
     The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (“Quarterly Report”) are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 2006 presented in our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Annual Report”).
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
Other Accounting Policies
     Other significant accounting policies, for which no significant changes have occurred in the three months ended June 30, 2007, are detailed in Note 1 of our 2006 Annual Report.
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

     SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. Our adoption of SFAS No. 155 effective January 1, 2007 had no impact on our consolidated financial condition or results of operations.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of Statement No. 140.” SFAS No. 156 clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability, requires that a separately recognized servicing asset or servicing liability be initially measured at fair value and permits an entity with a separately recognized servicing asset or servicing liability to choose either the amortization method or fair value method for subsequent measurement. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. Our adoption of SFAS No. 156 effective January 1, 2007 had no impact on our consolidated financial condition or results of operations.
     In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF No. 06-03 requires that the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to APB No. 22, “Disclosure of Accounting Policies.” In addition, if any of such taxes are reported on a gross basis, a company should disclose, on an aggregated basis, the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF Issue No. 06-03 is effective for interim and annual reporting periods beginning after December 31, 2006. As we have historically presented such taxes on a net basis within our results of operations, our adoption of EITF Issue No. 06-03 effective January 1, 2007 did not have a material impact on our consolidated financial position or results of operations.
     In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with FIN No. 48 is a two-step process. The first step is a recognition process whereby the enterprise determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The impact on our consolidated financial condition and results of operations of adopting FIN No. 48 effective January 1, 2007 is presented in Note 11.
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

2. Stock-Based Compensation Plans
     Our stock-based compensation includes stock options, restricted stock and other equity-based awards, and is accounted for under SFAS No. 123(R), “Share-Based Payment.” Under this method, we recorded stock-based compensation as follows:

	Three Months Ended June 30,
	2007			2006
	Stock	Restricted		Stock	Restricted
(Amounts in millions)	Options	Stock	Total	Options	Stock	Total
Stock-based compensation expense	$1.0	$5.5	$6.5	$1.9	$3.5	$5.4
Related income tax benefit	(0.3)	(1.7)	(2.0)	(0.4)	(1.1)	(1.5)

Net stock-based compensation expense	$0.7	$3.8	$4.5	$1.5	$2.4	$3.9

	Six Months Ended June 30,
	2007			2006
	Stock	Restricted		Stock	Restricted
(Amounts in millions)	Options	Stock	Total	Options	Stock	Total
Stock-based compensation expense	$2.2	$9.7	$11.9	$3.5	$5.8	$9.3
Related income tax benefit	(0.7)	(3.0)	(3.7)	(0.8)	(1.8)	(2.6)

Net stock-based compensation expense	$1.5	$6.7	$8.2	$2.7	$4.0	$6.7

     Stock Options — Information related to stock options issued to officers, other employees and directors under all plans described in Note 7 to our consolidated financial statements included in our 2006 Annual Report is presented in the following table:

	Six Months Ended June 30, 2007
			Remaining
		Weighted Average	Contractual Life (in	Aggregate Intrinsic
	Shares	Exercise Price	years)	Value (in millions)
Number of shares under option:
Outstanding — January 1, 2007	1,462,032	$30.27
Exercised	(459,435)	23.91
Cancelled	(36,794)	34.11

Outstanding — June 30, 2007	965,803	$33.15	7.4	$37.1

Exercisable — June 30, 2007	447,178	$28.75	6.5	$19.2

     No options were granted during the six months ended June 30, 2007. The weighted average fair value per share of options granted was $27.61 and $24.77 for the three and six months ended June 30, 2006, respectively. The total fair value of stock options vested during the three months ended June 30, 2007 and 2006 was $0.5 million and $0.2 million, respectively. The total fair value of stock options vested during the six months ended June 30, 2007 and 2006 was $2.8 million and $0.8 million, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model.
     As of June 30, 2007, we have $3.4 million of unrecognized compensation cost related to outstanding unvested stock option awards, which is expected to be recognized over a weighted-average period of approximately 1 year. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2007 was $7.1 million and $15.9 million, respectively. No options were exercised during the six months ended June 30, 2006 as we were in a black-out period due to our then non-current status of filings with the United States Securities and Exchange Commission (“SEC”).
     Restricted Stock — Awards of restricted stock are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted stock. We have unearned compensation of $30.0 million and $15.0 million at June 30, 2007 and December 31, 2006, respectively, which is expected to be recognized over a weighted-average period of approximately 2 years. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total fair value of restricted shares and units vested during the three months ended June 30, 2007 and 2006 was $1.3 million and $0.5 million, respectively. The total fair value of restricted shares and units vested during the six months ended June 30, 2007 and 2006 was $7.6 million and $2.3 million, respectively.

     The following table summarizes information regarding restricted stock activity:

	Six Months Ended June 30, 2007
		Weighted Average
		Grant-Date Fair
	Shares	Value
Number of unvested shares:
Outstanding — January 1, 2007	800,523	$37.91
Granted	466,985	54.63
Vested	(197,579)	38.39
Cancelled	(23,054)	37.63

Unvested restricted stock — June 30, 2007	1,046,875	$45.28

     Restricted stock granted during the six months ended June 30, 2007, includes approximately 185,000 shares with performance-based vesting provisions, and vesting ranges from 0% to 200% based on pre-defined performance targets. Performance-based restricted stock is earned upon the achievement of performance targets, and is payable in common shares. Compensation expense is recognized over a 36-month cliff vesting period based on the fair market value of our common stock on the date of grant, as adjusted for anticipated forfeitures. During the performance period, compensation expense may be adjusted based on changes in the expected achievement of the performance targets.
3. Derivative Instruments and Hedges
     We enter into forward exchange contracts to manage our risks associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction. Our risk management and derivatives policy specifies the conditions under which we may enter into derivative contracts. At June 30, 2007 and December 31, 2006, we had $358.5 million and $433.7 million, respectively, of notional amount in outstanding forward contracts with third parties. At June 30, 2007, the length of forward contracts currently in place was 2 days to 21 months.
     The fair market value adjustments of our forward exchange contracts are recognized directly in our results of operations. The fair value of these outstanding forward contracts at June 30, 2007 and December 31, 2006 was a net asset of $3.8 million and $3.4 million, respectively. Unrealized net gains from the changes in the fair value of these forward contracts of $0.6 million and $6.2 million, for the three months ended June 30, 2007 and 2006, respectively, and $0.9 million and $6.4 million, for the six months ended June 30, 2007 and 2006, respectively, are included in other income, net in the condensed consolidated statements of income.
     Also as part of our risk management program, we enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. At June 30, 2007 and December 31, 2006, we had $395.0 million and $435.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties. At June 30, 2007, the maximum remaining length of any interest rate contract in place was approximately 30 months. The fair value of the interest rate swap agreements was a net asset of $2.2 million and $1.9 million at June 30, 2007 and December 31, 2006, respectively. Unrealized net gains from the changes in fair value of our interest rate swap agreements, net of reclassifications, of $0.9 million and $0.8 million, net of tax, for the three months ended June 30, 2007 and 2006, respectively, and $0.1 million and $2.2 million, net of tax, for the six months ended June 30, 2007 and 2006, respectively, are included in other comprehensive income.
     During 2004, we entered into a compound derivative contract to hedge exposure to both currency translation and interest rate risks associated with our European Investment Bank credit facility. The notional amount of the derivative was $85.0 million, and it served to convert floating rate interest rate risk to a fixed rate, as well as United States (“U.S.”) dollar currency risk to Euros. As described more fully in our 2006 Annual Report, we repaid all amounts outstanding under this facility on December 15, 2006 and settled the derivative. The unrealized gain on the derivative and the foreign transaction gain on the underlying loan aggregated to $1.4 million and $3.6 million for the three and six months, respectively, ended June 30, 2006, and is included in other income, net in the condensed consolidated statements of income.
     We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under forward contracts and interest rate swap agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.

4. Debt
     Debt, including capital lease obligations, consisted of:

	June 30,	December 31,
(Amounts in thousands)	2007	2006
Term Loan, interest rate of 6.88%	$558,220	$558,220
Revolving Line of Credit, interest rate of 7.16%	115,000	—
Capital lease obligations and other	10,938	6,349

Debt and capital lease obligations	684,158	564,569
Less amounts due within one year	130,580	8,050

Total debt due after one year	$553,578	$556,519

Credit Facilities
     On August 12, 2005, we entered into credit facilities comprised of a $600.0 million term loan expiring on August 10, 2012 and a $400.0 million revolving line of credit, which can be utilized to provide up to $300.0 million in letters of credit, expiring on August 12, 2010. We refer to these credit facilities collectively as our Credit Facilities. At June 30, 2007 and December 31, 2006, we had $115.0 million and $0, respectively, outstanding under the revolving line of credit. We had outstanding letters of credit of $118.4 million and $83.9 million at June 30, 2007 and December 31, 2006, respectively, which reduced borrowing capacity to $166.6 million and $316.1 million, respectively.
     On August 6, 2007, we amended our Credit Facilities to, among other things, reduce the applicable margin applied to borrowings under the revolving line of credit, as well as extend the maturity date of the revolving line of credit, by two years to August 12, 2012. The amendment also eliminates all mandatory debt repayment requirements and the restriction on capital expenditures. The amendment further replaces the dollar limitation on acquisitions and certain restricted payments, with a limitation based on pro forma compliance with the required leverage ratio in both cases.
     Borrowings under our Credit Facilities bear interest at a rate equal to, at our option, either (1) the base rate (which is based on the greater of the prime rate most recently announced by the administrative agent under our Credit Facilities or the Federal Funds rate plus 0.50%) or (2) London Interbank Offered Rate (“LIBOR”) plus an applicable margin determined by reference to the ratio of our total debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), which as of June 30, 2007 was 1.375% and 1.50% for borrowings under our revolving line of credit and term loan, respectively. The amendment reduces the applicable margin for borrowings under our revolving line of credit to 1.00% based on our current ratio of total debt to EBITDA.
     We may prepay loans under our Credit Facilities in whole or in part, without premium or penalty. During the six months ended June 30, 2007, we made no payments under our Credit Facilities. We have scheduled repayments of $1.4 million due in both the third and fourth quarters of 2007.
5. Inventories
     Inventories are stated at lower of cost or market. Cost is determined by the first-in, first-out method. Inventories, net consisted of the following:

	June 30,	December 31,
(Amounts in thousands)	2007	2006
Raw materials	$209,073	$167,224
Work in process	486,676	354,808
Finished goods	239,576	225,157
Less: Progress billings	(191,576)	(140,056)
Less: Excess and obsolete reserve	(62,794)	(59,760)

Inventories, net	$680,955	$547,373

6. Equity Method Investments
     Summarized below is combined income statement information, based on the most recent financial information, for investments in entities we account for using the equity method:

	Three Months Ended June 30,
(Amounts in thousands)	2007	2006
Revenues	$78,716	$64,480
Gross profit	18,488	17,135
Income before provision for income taxes	11,115	10,286
Provision for income taxes	(2,766)	(2,731)

Net income	$8,349	$7,555

	Six Months Ended June 30,
(Amounts in thousands)	2007	2006
Revenues	$178,402	$142,781
Gross profit	47,346	40,245
Income before provision for income taxes	30,567	24,370
Provision for income taxes	(9,233)	(7,360)

Net income	$21,334	$17,010

     The provision for income taxes is based on the tax laws and rates in the countries in which our investees operate. The tax jurisdictions vary not only by their nominal rates, but also by the allowability of deductions, credits and other benefits. Our share of net income is reflected in our condensed consolidated statements of income.
7. Earnings Per Share
     Basic and diluted earnings per weighted average share outstanding were calculated as follows:

	Three Months Ended June 30,
(Amounts in thousands, except per share amounts)	2007	2006
Net earnings	$63,205	$33,609

Denominator for basic earnings per share — weighted average shares	56,271	55,699
Effect of potentially dilutive securities	879	2,188

Denominator for diluted earnings per share — weighted average shares	57,150	57,887

Earnings per share:
Basic	$1.12	$0.60
Diluted	1.11	0.58

	Six Months Ended June 30,
(Amounts in thousands, except per share amounts)	2007	2006
Net earnings	$96,819	$52,208

Denominator for basic earnings per share — weighted average shares	56,248	55,593
Effect of potentially dilutive securities	884	2,137

Denominator for diluted earnings per share — weighted average shares	57,132	57,730

Earnings per share:
Basic	$1.72	$0.94
Diluted	1.69	0.90
     Options outstanding with an exercise price greater than the average market price of the common stock were not included in the computation of diluted earnings per share. For the three and six months ended both June 30, 2007 and 2006, we had an immaterial number of options to purchase common stock that were excluded from the computations of potentially dilutive securities.

8. Legal Matters and Contingencies
Asbestos
     We are a defendant in a large number of pending lawsuits (which include, in many cases, multiple claimants) that seek to recover damages for personal injury allegedly caused by exposure to asbestos-containing products manufactured and/or distributed by us in the past. Any such products were encapsulated and used only as components of process equipment, and we do not believe that any emission of respirable asbestos fibers occurred during the use of this equipment. We believe that a high percentage of the claims are covered by applicable insurance or indemnities from other companies.
Shareholder Litigation
     In 2003, related lawsuits were filed in federal court in the Northern District of Texas (the “Court”), alleging that we violated federal securities laws. Since the filing of these cases, which have been consolidated, the lead plaintiff has amended its complaint several times. The lead plaintiff’s current pleading is the fifth consolidated amended complaint (the “Complaint”). The Complaint alleges that federal securities violations occurred between February 6, 2001 and September 27, 2002 and names as defendants our company, C. Scott Greer, our former Chairman, President and Chief Executive Officer, Renee J. Hornbaker, our former Vice President and Chief Financial Officer, PricewaterhouseCoopers LLP, our independent registered public accounting firm, and Banc of America Securities LLC and Credit Suisse First Boston LLC, which served as underwriters for our two public stock offerings during the relevant period. The Complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, and Sections 11 and 15 of the Securities Act of 1933. The lead plaintiff seeks unspecified compensatory damages, forfeiture by Mr. Greer and Ms. Hornbaker of unspecified incentive-based or equity-based compensation and profits from any stock sales, and recovery of costs. On November 22, 2005, the Court entered an order denying the defendants’ motions to dismiss the Complaint. We have subsequently filed other contested motions for the purpose of dismissing this case which are currently pending before the Court. The case is currently set for trial on October 1, 2007. We continue to believe that the lawsuit is without merit and are vigorously defending the case.
     In 2005, a shareholder derivative lawsuit was filed purportedly on our behalf in the 193rd Judicial District of Dallas County, Texas. The lawsuit names as defendants Mr. Greer, Ms. Hornbaker, and former and current board members Hugh K. Coble, George T. Haymaker, Jr., William C. Rusnack, Michael F. Johnston, Charles M. Rampacek, Kevin E. Sheehan, Diane C. Harris, James O. Rollans and Christopher A. Bartlett. We are named as a nominal defendant. Based primarily on the purported misstatements alleged in the above-described federal securities case, the plaintiff asserts claims against the defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The plaintiff alleges that these purported violations of state law occurred between April 2000 and the date of suit. The plaintiff seeks on our behalf an unspecified amount of damages, injunctive relief and/or the imposition of a constructive trust on defendants’ assets, disgorgement of compensation, profits or other benefits received by the defendants from us, and recovery of attorneys’ fees and costs. We strongly believe that the suit was improperly filed and have filed a motion seeking dismissal of the case. The Court has since ordered the plaintiffs to replead. The trial is currently set for December 2007.
     On March 14, 2006, a shareholder derivative lawsuit was filed purportedly on our behalf in federal court in the Northern District of Texas. The lawsuit named as defendants Mr. Greer, Ms. Hornbaker, and the following former and current board members Mr. Coble, Mr. Haymaker, Mr. Kling, Mr. Rusnack, Mr. Johnston, Mr. Rampacek, Mr. Sheehan, Ms. Harris, Mr. Rollans and Mr. Bartlett. We were named as a nominal defendant. Based primarily on certain of the purported misstatements alleged in the above-described federal securities case, the plaintiff asserted claims against the defendants for breaches of fiduciary duty. The plaintiff alleged that the purported breaches of fiduciary duty occurred between 2000 and 2004. The plaintiff sought on our behalf an unspecified amount of damages, disgorgement by Mr. Greer and Ms. Hornbaker of salaries, bonuses, restricted stock and stock options, and recovery of attorneys’ fees and costs. Pursuant to a motion filed by us, the federal court dismissed that case on March 14, 2007, primarily on the basis that the case was not properly filed in federal court. On or about March 27, 2007, the same plaintiff re-filed essentially the same lawsuit naming the same defendants in the Supreme Court of the State of New York. We strongly believe that this new lawsuit was improperly filed in the Supreme Court of the State of New York as well and have filed a motion seeking dismissal of the case. A hearing was held on the motion to dismiss in May 2007 and the parties are awaiting a ruling from the Court.
Oil-for-Food
     On February 7, 2006, we received a subpoena from the SEC seeking documents and information relating primarily to products that our Dutch and French subsidiaries delivered to Iraq from 1996 through 2003 under the United Nations Oil-for-Food Program. We believe that the SEC’s investigation is focused primarily on whether any inappropriate payments were made to Iraqi officials in violation of the federal securities laws. We subsequently learned that the U.S. Department of Justice is investigating the same allegations. In addition, our Dutch and French subsidiaries have been contacted by governmental authorities in their respective countries concerning their involvement in the United Nations Oil-for-Food Program. These investigations include periods prior to, as well as subsequent to, our acquisition of these foreign operations involved in the investigations. We may be subject to certain liabilities if violations are found regardless of whether they relate to periods before or subsequent to our acquisition.
     We believe that the U.S., Dutch and French governmental authorities are investigating other companies in connection with the United Nations Oil-for-Food Program.
     We engaged outside counsel in February 2006 to conduct an investigation of our Dutch and French subsidiaries’ participation in the United Nations Oil-for-Food program. The Audit Committee of the Board of Directors has been regularly monitoring this situation since the receipt of the SEC subpoena and assumed direct oversight of the investigation in January 2007. This internal investigation is substantially complete.
     Our internal investigation has included, among other things, a detailed review of contracts with the Iraqi government under the United Nations Oil-for-Food Program during 1996 through 2003, a forensic review of the accounting records associated with these contracts, and interviews of persons with knowledge of the events in question. Our investigation has found evidence that, during the years 2001 through 2003, certain non-U.S. personnel at the Dutch and French subsidiaries authorized payments in connection with certain of our product sales under the United Nations Oil-for-Food Program totaling approximately €600,000, which were subsequently deposited by third parties into Iraqi-controlled bank accounts. These payments were not authorized under the United Nations Oil-for-Food Program and were not properly documented in the subsidiaries’ accounting records, but were expensed as paid. During the course of the investigation, certain other potential issues involving non-U.S. personnel were identified at our French subsidiary, which are currently under review.
     We have taken certain disciplinary actions against persons who engaged in misconduct, violated our ethics policies or failed to cooperate fully in the investigation, including terminating the employment of certain non-U.S. senior management personnel at our French subsidiary. Other non-U.S. senior management personnel at our French and Dutch facilities involved in the above conduct had been previously separated from our company for other reasons. Additional disciplinary actions may be taken as a result of our investigation.
     We will continue to fully cooperate in the domestic and foreign governmental investigations. We believe that the Dutch investigation has effectively concluded. Through our Dutch subsidiary, we are attempting to resolve the matter with the Dutch authorities. We believe this Dutch matter will be resolved with the Dutch subsidiary paying approximately €265,000 in monetary penalties. The remaining French and U.S. investigations are in progress but, at this point, are incomplete. We have entered into agreements with the U.S. authorities to suspend the statute of limitations with regard to certain provisions of federal law. Accordingly, we cannot predict the outcome of these investigations at this time. If the domestic or foreign authorities take enforcement action with regard to these investigations, we may be required to pay fines, disgorge profits, consent to injunctions against future conduct or suffer other monetary and non-monetary penalties, which could materially adversely affect our business, financial condition, results of operations and cash flows.
Export Compliance
     In March 2006, we initiated a voluntary process to determine our compliance posture with respect to U.S. export control laws and regulations. Upon initial investigation, it appeared that some product transactions and technology transfers were not handled in full compliance with U.S. export control laws and regulations. As a result, in conjunction with outside counsel, we are currently involved in a voluntary systematic process to conduct further review, validation, and voluntary disclosure of apparent export violations discovered as part of this review process. We currently believe this process will not be substantially complete until the end of 2008, given the complexity of the export laws and the current scope of the investigation. Any apparent violations of U.S. export control laws and regulations that are identified, confirmed and disclosed to the U.S. government may result in civil or criminal penalties, including fines and/or other penalties. Because our review into this issue is ongoing, we are currently unable to definitively determine the extent of any apparent violations or the nature or total amount of penalties to which we might be subject to in the future. Given that the resolution of this matter is uncertain at this time, we are not able to reasonably estimate the maximum amount of liability that could result from final resolution of this matter. We cannot currently predict whether the ultimate resolution of this matter will have a material adverse effect on our business, including our ability to do business outside the U.S. or on our financial condition.

Other
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
9. Retirement and Postretirement Benefits
     Components of the net periodic cost for retirement and postretirement benefits for the three months ended June 30, 2007 and 2006 were as follows:

	U.S.		Non-U.S.		Postretirement
	Defined Benefit Plans		Defined Benefit Plans		Medical Benefits
(Amounts in millions)	2007	2006	2007	2006	2007	2006
Net periodic cost
Service cost	$3.7	$3.7	$1.0	$0.9	$—	$—
Interest cost	4.1	3.8	2.9	2.5	1.0	1.0
Expected return on plan assets	(4.3)	(3.9)	(1.8)	(1.4)	—	—
Amortization of unrecognized net loss	1.4	1.6	0.4	0.6	0.3	0.3
Amortization of prior service benefit	(0.3)	(0.3)	—	—	(1.1)	(1.1)

Net cost recognized	$4.6	$4.9	$2.5	$2.6	$0.2	$0.2

     Components of the net periodic cost for retirement and postretirement benefits for the six months ended June 30, 2007 and 2006 were as follows:

	U.S.		Non-U.S.		Postretirement
	Defined Benefit Plans		Defined Benefit Plans		Medical Benefits
(Amounts in millions)	2007	2006	2007	2006	2007	2006
Net periodic cost
Service cost	$7.5	$7.4	$2.1	$1.8	$0.1	$—
Interest cost	8.2	7.6	5.8	5.0	1.9	2.0
Expected return on plan assets	(8.6)	(7.8)	(3.7)	(2.8)	—	—
Amortization of unrecognized net loss	2.9	3.2	0.8	1.2	0.5	0.6
Amortization of prior service benefit	(0.7)	(0.6)	—	—	(2.1)	(2.2)

Net cost recognized	$9.3	$9.8	$5.0	$5.2	$0.4	$0.4

     See additional discussion of our retirement and postretirement benefits in Note 12 to our consolidated financial statements included in our 2006 Annual Report.
10. Shareholders’ Equity
     On September 29, 2006, the Board of Directors authorized a program to repurchase up to two million shares of our outstanding common stock by the end of the second quarter of 2007. Shares were repurchased to offset potentially dilutive effects of stock options issued under our equity-based compensation programs. We repurchased 0.2 million and 0.7 million shares for $14.2 million and $39.5 million during the three and six months ended June 30, 2007, respectively. To date, we have repurchased a total of 2.0 million shares and have concluded the program.
     On April 11, 2007, we paid a quarterly cash dividend of $0.15 per share to shareholders of record as of March 28, 2007. On May 17, 2007, our Board of Directors authorized the payment of a quarterly cash dividend of $0.15 per share, which was paid on July 11, 2007 to shareholders of record as of June 27, 2007.
11. Income Taxes
     For the three months ended June 30, 2007, we earned $84.0 million before taxes and provided for income taxes of $20.8 million, resulting in an effective tax rate of 24.7%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended June 30, 2007 primarily due to a change in tax law of $1.1 million and net favorable results from various tax audits of $6.3 million. For the six months ended June 30, 2007, we earned $137.0 million before taxes and provided for income taxes of $40.2 million, resulting in an effective tax rate of 29.3%. The effective tax rate varied from the statutory rate for the six months ended June 30, 2007 primarily due to a change in tax law of $1.1 million and net favorable results from various tax audits of $5.4 million.
     For the three months ended June 30, 2006, we earned $62.6 million before taxes and provided for income taxes of $29.0 million, resulting in an effective tax rate of 46.3%. For the six months ended June 30, 2006, we earned $90.2 million before taxes and provided for income taxes of $38.0 million, resulting in an effective tax rate of 42.1%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended June 30, 2006 primarily due to the tax impact of operating activities in certain non-U.S. jurisdictions for which a tax benefit was not recognized.
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
     The amount of unrecognized tax benefits did not materially change as of June 30, 2007. With limited exception, we are no longer subject to U.S. federal, state and local income tax audits for years through 2001 or non-U.S. income tax audits for years through 2000. Our U.S. income tax returns for 2002 through 2004 are currently under examination by the Internal Revenue Service (“IRS”). It is reasonably possible that within the next 12 months we and the IRS will resolve some or all of the matters presently under examination; however, an estimate of the range of possible changes that may result from the examination cannot be made at this time. Additionally, we are currently under examination for various years in Germany, Italy, Canada and Argentina. We do not expect any changes from these examinations to have a significant impact on our financial condition or results of operations.

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
     Each division manufactures different products and is defined by the type of products and services provided. Each division has a President, who reports directly to our Chief Executive Officer, and a Division Vice President – Finance, who reports directly to our Chief Accounting Officer. For decision-making purposes, our Chief Executive Officer and other members of senior executive management use financial information generated and reported at the division level. Our corporate headquarters does not constitute a separate division or business segment.
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

Three Months Ended June 30, 2007	Flowserve	Flow	Flow	Subtotal – Reportable		Consolidated
(Amounts in thousands)	Pump	Control	Solutions	Segments	All Other	Total
Sales to external customers	$524,605	$283,147	$121,728	$929,480	$1,197	$930,677
Intersegment sales	574	1,906	12,759	15,239	(15,239)	—
Segment operating income	65,240	41,091	25,876	132,207	(35,299)	96,908

Three Months Ended June 30, 2006	Flowserve	Flow	Flow	Subtotal – Reportable		Consolidated
(Amounts in thousands)	Pump	Control	Solutions	Segments	All Other	Total
Sales to external customers	$385,516	$251,715	$114,158	$751,389	$1,470	$752,859
Intersegment sales	1,442	635	10,818	12,895	(12,895)	—
Segment operating income	47,474	29,783	27,211	104,468	(31,110)	73,358

Six Months Ended June 30, 2007	Flowserve	Flow	Flow	Subtotal – Reportable		Consolidated
(Amounts in thousands)	Pump	Control	Solutions	Segments	All Other	Total
Sales to external customers	$942,834	$550,719	$238,244	$1,731,797	$2,280	$1,734,077
Intersegment sales	1,015	2,962	25,422	29,399	(29,399)	—
Segment operating income	106,976	77,482	51,004	235,462	(71,131)	164,331

Six Months Ended June 30, 2006	Flowserve	Flow	Flow	Subtotal – Reportable		Consolidated
(Amounts in thousands)	Pump	Control	Solutions	Segments	All Other	Total
Sales to external customers	$712,952	$468,758	$222,374	$1,404,084	$2,632	$1,406,716
Intersegment sales	2,066	1,390	20,813	24,269	(24,269)	—
Segment operating income	74,468	54,952	50,768	180,188	(65,708)	114,480

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
     We experienced favorable conditions in 2006 in several of our core markets, specifically oil and gas, which has continued through the first six months of 2007. The sustained increase in the price of crude oil and natural gas, in particular, has spurred capital investment by oil and gas companies, resulting in many new projects and expansion opportunities for us. Favorable market conditions have resulted in corresponding growth, much of which is in non-traditional areas of the world where new oil and gas reserves have been discovered. We believe the outlook for our business remains favorable; however, we believe that oil and gas prices will fluctuate in the future and such volatility could have a negative impact on our business in some or all of the geographical areas in which we conduct business. We and our customers are seeing rapid growth in the Middle East and Asia, with China providing a significant source of project growth as that country continues to develop. We continue to execute on our strategy to increase our presence in these regions to capture aftermarket business through our current installed base, as well as new projects and process plant expansions. The opportunity to increase our installed base of new products and drive recurring aftermarket business in future years is a critical by-product of these favorable market conditions. Although we have experienced strong demand for our products and services in recent periods, we face challenges affecting many companies in our industry and/or with significant international operations.
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
RECENT DEVELOPMENTS
     As previously disclosed, in December 2006 we reached an agreement in principle with Mark A. Blinn, our Senior Vice President and Chief Financial Officer, subject to the finalization of a mutually agreeable written contract. On May 7, 2007, we entered into an Employment Agreement with Mr. Blinn, which among other things, provides that if Mr. Blinn is not promoted to Chief Executive Officer upon the departure of Lewis M. Kling, our current President and Chief Executive Officer, or if another person is appointed Chief Operations Officer prior to Mr. Kling’s departure, then Mr. Blinn may elect, within 30 days of receiving notification from us that he will not be so promoted, to resign and (i) Mr. Blinn’s then unvested stock options and restricted stock grants will immediately vest and (ii) Mr. Blinn will be eligible for severance benefits as if he was terminated without cause under the Plan.
     On May 29, 2007, we entered into an employment extension agreement with Mr. Kling, whereby Mr. Kling has agreed to remain as our President and Chief Executive Officer until the earlier of February 28, 2010 or the date on which our Board of Directors appoints a new Chief Executive Officer. In consideration for Mr. Kling’s agreement to continue employment past the expiration of his existing employment agreement on July 31, 2008, we have agreed to provide Mr. Kling certain long-term and other compensation and benefits, including stock-based compensation, as described in Exhibit 10.1 to our Current Report on Form 8-K filed May 30, 2007.
RESULTS OF OPERATIONS – Three and Six Months ended June 30, 2007 and 2006
Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended June 30,
(Amounts in millions)	2007	2006

Bookings	$1,053.3	$912.0
Sales	930.7	752.9

	Six Months Ended June 30,
(Amounts in millions)	2007	2006

Bookings	$2,142.1	$1,790.6
Sales	1,734.1	1,406.7
     We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacture, service or support. Bookings for the three months ended June 30, 2007 increased by $141.3 million, or 15.5%, as compared with the same period in 2006. The increase includes currency benefits of approximately $41 million. The increase is led by continued strength in oil and gas and water markets in Europe, the Middle East and Africa (“EMA”), North America and Latin America for FPD and strength across all key valve markets for FCD. Original equipment bookings accounted for approximately two-thirds of the increase, and is attributable to both FPD and FCD.
     Bookings for the six months ended June 30, 2007 increased by $351.5 million, or 19.6%, as compared with the same period in 2006. The increase includes currency benefits of approximately $89 million. The increase is primarily attributable to continued strength in oil and gas, power and water markets in EMA, North America and Latin America for FPD and strength in the control valve markets for FCD. Original equipment bookings accounted for approximately three-quarters of the increase, and is attributable to both FPD and FCD.
     Sales for the three months ended June 30, 2007 increased by $177.8 million, or 23.6%, as compared with the same period in 2006. The increase includes currency benefits of approximately $38 million. The increase is primarily attributable to continued strength in the oil and gas markets, which has positively impacted FPD and FCD.
     Sales for the six months ended June 30, 2007 increased by $327.4 million, or 23.3%, as compared with the same period in 2006. The increase includes currency benefits of approximately $72 million. The increase is primarily attributable to strong oil and gas markets in EMA and North America for FPD and strong valve markets in North America for FCD.
     Net sales to international customers, including export sales from the U.S., were approximately 66% and 65% of consolidated sales for the three and six months ended June 30, 2007, respectively, compared with approximately 65% and 64% for the same periods in 2006. The increase in 2007 is due primarily to rates of business growth in EMA, Latin America and Asia Pacific that are outpacing the rate of growth in North America.
     Backlog represents the value of aggregate uncompleted customer orders. Backlog of $2.1 billion at June 30, 2007 increased by $444.2 million, or 27.3%, as compared with December 31, 2006. Currency effects provided an increase of approximately $40 million. The increase resulted primarily from increased bookings during the six months ended June 30, 2007, as discussed above. The increase in total backlog also reflects an increase in orders for large engineered products, which naturally have longer lead times, as well as expanded lead times at the request of certain customers.
Gross Profit and Gross Profit Margin

	Three Months Ended June 30,
(Amounts in millions)	2007	2006

Gross profit	$302.4	$252.6
Gross profit margin	32.5%	33.6%

	Six Months Ended June 30,
(Amounts in millions)	2007	2006

Gross profit	$567.9	$470.6
Gross profit margin	32.7%	33.5%
     Gross profit for the three months ended June 30, 2007 increased by $49.8 million, or 19.7%, as compared with the same period in 2006. Gross profit margin for the three months ended June 30, 2007 of 32.5% decreased from 33.6% for the same period in 2006. The decrease in gross profit margin is primarily attributable to the rate of growth in original equipment sales exceeding the rate of growth in aftermarket sales, especially in FPD. As a result, original equipment sales increased to 64% of total sales as compared with 61% of total sales for the same period in 2006. The aftermarket business consistently provides more favorable gross margins than original equipment sales. Additionally, FPD, which has a lower gross profit margin than our other divisions, is growing at a faster rate than both FCD and FSD. The decrease in gross profit margin is partially offset by higher sales, which favorably impacts our absorption of fixed manufacturing costs, and the successful implementation of various CIP and supply chain management initiatives by FCD. Our CIP initiative is driving increased throughput on existing capacity, reduced cycle time, lean manufacturing and reduced warranty costs. Our supply chain initiative is focused on materials cost savings through low cost supply sources, long-term supply agreements and product outsourcing.
     Gross profit for the six months ended June 30, 2007 increased by $97.3 million, or 20.7%, as compared with the same period in 2006. Gross profit margin for the six months ended June 30, 2007 of 32.7% decreased from 33.5% for the same period in 2006. The decrease in gross profit margin is primarily attributable to the rate of growth in original equipment sales exceeding the rate of growth in aftermarket sales, especially in FPD. As a result, original equipment sales increased to 64% of total sales as compared with 60% of total sales for the same period in 2006. Additionally, FPD, which has a lower gross profit margin than our other divisions, is growing at a faster rate than both FCD and FSD. The decrease in gross profit margin is partially offset by higher sales, which favorably impacts our absorption of fixed manufacturing costs, and the successful implementation of various CIP and supply chain management initiatives by FCD.
Selling, General and Administrative Expense (“SG&A”)

	Three Months Ended June 30,
(Amounts in millions)	2007	2006

SG&A expense	$209.5	$183.3
SG&A expense as a percentage of sales	22.5%	24.3%

	Six Months Ended June 30,
(Amounts in millions)	2007	2006

SG&A expense	$413.1	$363.9
SG&A expense as a percentage of sales	23.8%	25.9%
     SG&A for the three months ended June 30, 2007 increased by $26.2 million, or 14.3%, as compared with the same period in 2006. Currency effects yielded an increase of approximately $6 million. The increase in SG&A is primarily attributable to an increase in employee-related costs of $14.2 million due to continued investment in sales and engineering personnel and other in-house capabilities to drive long-term growth, as well as annual merit increases and equity compensation arising from improved performance and higher stock price. Third party commissions expense increased $3.5 million in support of increased bookings and sales. A decrease of $3.3 million in audit fees was offset by an increase in other professional fees, including legal fees and expenses and fees related to research and development (“R&D”) and information technology infrastructure. SG&A as a percentage of sales for the three months ended June 30, 2007 decreased 180 basis points as compared with the same period in 2006. The decrease is attributable to leverage from higher sales, as well as ongoing efforts to contain costs.
     SG&A for the six months ended June 30, 2007 increased by $49.2 million, or 13.5%, as compared with the same period in 2006. Currency effects yielded an increase of approximately $12 million. The increase in SG&A is primarily attributable to an increase in employee-related costs of $26.6 million due to continued investment in sales and engineering personnel and other in-house capabilities to drive long-term growth, as well as annual merit increases and equity compensation arising from improved performance and higher stock price. Third party commissions increased $5.2 million in support of increased bookings and sales. A decrease of $8.5 million in audit fees was offset by an increase in other professional fees, including legal fees and expenses and fees related to R&D and information technology infrastructure. SG&A as a percentage of sales for the six months ended June 30, 2007 decreased 210 basis points as compared with the same period in 2006. The decrease is attributable to leverage from higher sales, as well as ongoing efforts to contain costs.

Net Earnings from Affiliates

	Three Months Ended June 30,
(Amounts in millions)	2007	2006

Net earnings from affiliates	$4.0	$4.0

	Six Months Ended June 30,
(Amounts in millions)	2007	2006

Net earnings from affiliates	$9.6	$7.8
     Net earnings from affiliates represents our joint venture interests in the Asia Pacific region and the Middle East. Net earnings from affiliates for the three months ended June 30, 2007 did not change as compared with the same period in 2006. Decreases in earnings from FSD joint ventures in Korea and India were offset by increases in earnings from an FCD joint venture in India.
     Net earnings from affiliates for the six months ended June 30, 2007 increased by $1.8 million as compared with the same period in 2006. The improvement in earnings is primarily attributable to an FCD joint venture in India and FPD joint ventures in Japan and Saudi Arabia.
Operating Income and Operating Margin

	Three Months Ended June 30,
(Amounts in millions)	2007	2006

Operating income	$96.9	$73.4
Operating margin	10.4%	9.7%

	Six Months Ended June 30,
(Amounts in millions)	2007	2006

Operating income	$164.3	$114.5
Operating margin	9.5%	8.1%
     Operating income for the three months ended June 30, 2007 increased by $23.5 million, or 32.0%, as compared with the same period in 2006. The increase includes currency benefits of approximately $6 million. The increase is primarily a result of the $49.8 million increase in gross profit, partially offset by the $26.2 million increase in SG&A, as discussed above. Operating margin increased 70 basis points, due primarily to the decrease in SG&A as a percentage of sales, as discussed above.
     Operating income for the six months ended June 30, 2007 increased by $49.8 million, or 43.5%, as compared with the same period in 2006. The increase includes currency benefits of approximately $5 million. The increase is primarily a result of the $97.3 million increase in gross profit, partially offset by the $49.2 million increase in SG&A, as discussed above. Operating margin increased 140 basis points, due primarily to the decrease in SG&A as a percentage of sales, as discussed above.
Interest Expense and Interest Income

	Three Months Ended June 30,
(Amounts in millions)	2007	2006

Interest expense	$(15.8)	$(16.3)
Interest income	0.5	1.1

	Six Months Ended June 30,
(Amounts in millions)	2007	2006

Interest expense	$(29.8)	$(31.9)
Interest income	1.6	2.2
     Interest expense for the three months ended June 30, 2007 decreased by $0.5 million, as compared with the same period in 2006. The decrease is primarily attributable to lower average outstanding debt.

     Interest expense for the six months ended June 30, 2007 decreased by $2.1 million, as compared with the same period in 2006. The decrease is attributable to lower average outstanding debt, as well as credit facility amendment fees incurred in the first six months of 2006 that did not recur in 2007. Approximately 58% of our debt was at fixed rates at June 30, 2007, including the effects of $395.0 million notional interest rate swaps.
     Interest income for both the three and six months ended June 30, 2007 decreased $0.6 million, as compared with the same periods in 2006. A lower average cash balance was partially offset by increased average interest rates.
Tax Expense and Tax Rate

	Three Months Ended June 30,
(Amounts in millions)	2007	2006

Provision for income tax	$20.8	$29.0
Effective tax rate	24.7%	46.3%

	Six Months Ended June 30,
(Amounts in millions)	2007	2006

Provision for income tax	$40.2	$38.0
Effective tax rate	29.3%	42.1%
     Our effective tax rate of 24.7% for the three months ended June 30, 2007 decreased from 46.3% for the same period in 2006. Our effective tax rate of 29.3% for the six months ended June 30, 2007 decreased from 42.1% for the same period in 2006. The decreases are primarily due to the net impact of foreign operations, changes in tax law and net favorable results from various tax audits.
Other Comprehensive Income

	Three Months Ended June 30,
(Amounts in millions)	2007	2006

Other comprehensive income	$16.1	$18.5

	Six Months Ended June 30,
(Amounts in millions)	2007	2006

Other comprehensive income	$20.5	$25.3
     Other comprehensive income for the three and six months ended June 30, 2007 decreased by $2.4 million and $4.8 million, respectively, as compared with the same periods in 2006. The weakening of the U.S. dollar exchange rate during the three and six months ended June 30, 2007 has been less significant as compared with the same periods in 2006, resulting in a slightly reduced impact of currency translation adjustments. The six months ended June 30, 2007 also reflects a decline in interest rate hedging results as compared with the same period in 2006.
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

	Three Months Ended June 30,
(Amounts in millions)	2007	2006

Bookings	$616.2	$529.6
Sales	525.2	387.0
Gross profit	144.1	109.9
Gross profit margin	27.4%	28.4%
Operating income	65.2	47.5
Operating margin	12.4%	12.3%

	Six Months Ended June 30,
(Amounts in millions)	2007	2006

Bookings	$1,274.4	$1,025.2
Sales	943.8	715.0
Gross profit	261.1	204.3
Gross profit margin	27.7%	28.6%
Operating income	107.0	74.5
Operating margin	11.3%	10.4%
     Bookings for the three months ended June 30, 2007 increased by $86.6 million, or 16.4%, as compared with the same period in 2006. The increase includes currency benefits of approximately $26 million. The increase is attributable to EMA, North America and Latin America, which increased $26.4 million (including currency benefits of approximately $21 million), $38.5 million and $14.9 million, respectively. Both original equipment and aftermarket bookings continue to be strong, increasing 18% and 13%, respectively, as compared with the same period in 2006. Increased bookings were led by continued strength in oil and gas and water markets.
     Bookings for the six months ended June 30, 2007 increased by $249.2 million, or 24.3%, as compared with the same period in 2006. The increase includes currency benefits of approximately $57 million. The increase is attributable to EMA, North America and Latin America, which increased $121.0 million (including currency benefits of approximately $51 million), $83.8 million and $53.7 million, respectively. Both original equipment and aftermarket bookings continue to be strong, increasing 27% and 20%, respectively, as compared with the same period in 2006. Increased bookings were led by continued strength in oil and gas power and water markets.
     Sales for the three months ended June 30, 2007 increased by $138.2 million, or 35.7%, as compared with the same period in 2006. The increase includes currency benefits of approximately $24 million. The increase is primarily attributable to EMA and North America, which increased $74.0 million (including currency benefits of approximately $20 million) and $51.2 million, respectively. Both original equipment and aftermarket sales show continued strength, increasing 51% and 19%, respectively, as compared with the same period in 2006. The primary driver of this improvement has been the continued strength in the oil and gas industry.
     Sales for the six months ended June 30, 2007 increased by $228.8 million, or 32.0%, as compared to the same period in 2006. The increase includes currency benefits of approximately $43 million. The increase is primarily attributable to EMA and North America, which increased $136.4 million (including currency benefits of approximately $38 million) and $75.5 million, respectively. Both original equipment and aftermarket sales show continued strength, increasing 49% and 14%, respectively, as compared with the same period in 2006. The increases in EMA and North America are due to strength in the oil and gas industry.
     Gross profit for the three months ended June 30, 2007 increased by $34.2 million, or 31.1%, as compared with the same period in 2006. Gross profit margin for the three months ended June 30, 2007 of 27.4% decreased from 28.4% for the same period in 2006. While both original equipment and aftermarket sales increased, original equipment sales growth exceeded the growth in aftermarket. As a result, original equipment sales increased to 61% of total sales as compared with 55% of total sales for the same period in 2006. The aftermarket business consistently provides more favorable gross margins than original equipment sales. This impact is partially offset by increased sales, which favorably increases our absorption of fixed manufacturing costs, and implementation of various CIP and supply chain initiatives.
     Gross profit for the six months ended June 30, 2007 increased by $56.8 million, or 27.8%, as compared with the same period in 2006. Gross profit margin for the six months ended June 30, 2007 of 27.7% decreased from 28.6% for the same period in 2006. While both original equipment and aftermarket sales increased, original equipment sales growth exceeded the growth in aftermarket. As a result, original equipment sales increased to 60% of total sales as compared with 53% of total sales for the same period in 2006. This impact is partially offset by increased sales, which favorably increases our absorption of fixed manufacturing costs, and implementation of various CIP and supply chain initiatives.
     Operating income for the three months ended June 30, 2006 increased by $17.7 million, or 37.3%, as compared with the same period in 2006. The increase includes currency benefits of approximately $3 million. The increase was due primarily to increased gross profit of $34.2 million, partially offset by a $16.6 million increase in SG&A. The increase in SG&A is primarily attributable to $7.4 million in higher selling costs, driven by an increase in sales and engineering personnel to support the global growth of our business and increased third party commissions resulting from increased sales and bookings levels, $1.3 million in additional R&D spending and improvements to our enterprise resource planning systems. SG&A as a percentage of sales for the three months ended June 30, 2007 decreased 110 basis points as compared with the same period in 2006. The improvement in SG&A is primarily attributable to ongoing efforts to contain costs.
     Operating income for the six months ended June 30, 2006 increased by $32.5 million, or 43.6%, as compared with the same period in 2006. The increase includes currency benefits of approximately $2 million. The increase was due primarily to increased gross profit of $56.8 million, partially offset by a $25.6 million increase in SG&A. The increase in SG&A is primarily attributable to $12.1 million in higher selling costs, driven by an increase in sales and engineering personnel to support the global growth of our business and increased third party commissions resulting from increased sales and bookings levels, $1.7 million in additional R&D spending and improvements to our enterprise resource planning systems. SG&A as a percentage of sales for the six months ended June 30, 2007 decreased 180 basis points as compared with the same period in 2006. The improvement in SG&A is primarily attributable to ongoing efforts to contain costs.
     Backlog of $1.6 billion at June 30, 2007 increased by $355.9 million, or 28.2%, as compared with December 31, 2006. Currency effects provided an increase of approximately $33 million. Backlog growth is primarily a result of the growth in bookings. The increase in backlog reflects an increase in orders of engineered products, which naturally have longer lead times, as well as expanded lead times at the request of certain customers.
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

	Three Months Ended June 30,
(Amounts in millions)	2007	2006

Bookings	$314.9	$273.9
Sales	285.1	252.4
Gross profit	101.4	86.4
Gross profit margin	35.6%	34.2%
Operating income	41.1	29.8
Operating margin	14.4%	11.8%

	Six Months Ended June 30,
(Amounts in millions)	2007	2006

Bookings	$624.0	$541.6
Sales	553.7	470.1
Gross profit	194.5	161.8
Gross profit margin	35.1%	34.4%
Operating income	77.5	55.0
Operating margin	14.0%	11.7%
     Bookings for the three months ended June 30, 2007 increased by $41.0 million, or 15.0%, as compared with the same period in 2006. The increase includes currency benefits of approximately $11 million. The growth in bookings is attributable to continued strength across all of our key markets. Bookings of control valves increased due to a large order into the Middle Eastern liquefied natural gas (“LNG”) market, as well as continued strength in the North American chemical and European general industry markets. Increased power valve bookings for the North American nuclear and fossil fuel maintenance repair operations (“MRO”) business, as well as for European steam recovery operations, also contributed to the improvement. Process valves also benefited from continued strength in North American petroleum and chemical markets and projects for Middle Eastern petroleum and Asian acetic acid.
     Bookings for the six months ended June 30, 2007 increased by $82.4 million, or 15.2%, as compared with the same period in 2006. The increase includes currency benefits of approximately $26 million. The increase in bookings is primarily attributable to the control valve market, which realized continued success in the Middle Eastern oil and gas market including LNG, as well as higher orders in the North American chemical industry. We also experienced increased demand in the process valve market resulting from continued strength in the North American and Asian chemical businesses, specifically in the coal gasification market in China. The power valve bookings have benefited from elevated MRO business for the nuclear and fossil fuel power generation markets.
     Sales for the three months ended June 30, 2007 increased by $32.7 million, or 13.0%, as compared with the same period in 2006. The increase includes currency benefits of approximately $10 million. The growth in sales is principally the result of strength across the global oil and gas market, particularly in the Middle East, North America and Asia. We realized notable improvements in the European chemical industry, as well as increased strength in general industry project business in South Africa, Australia and South America. As a result of an increase in MRO orders, which typically have a shorter lead time, we experience an improved book-to-ship ratio, particularly in the North American power generation market for both nuclear and fossil fuel plants.
     Sales for the six months ended June 30, 2007 increased by $83.6 million, or 17.8%, as compared with the same period in 2006. The increase includes currency benefits of approximately $22 million. The increase is principally the result of strong North American project sales for all significant markets of our valve portfolio. Sales of control valves increased due to satisfaction of large orders into the Australian mining and Asian pulp and paper markets and by continued strength in the oil and gas market, particularly in the Middle East and Asia. We realized notable improvements in the process valve market across Asia, particularly in acetic acid and coal gasification. Also contributing to the increased sales was the fulfillment of several significant Russian district heating orders received in the second half of 2006. In the first half of 2007, we successfully implemented modest price increases in an attempt to mitigate the impact of increased metals cost and to reflect the increase in manufacturing and supply chain lead times. We anticipate the benefit of such increases to continue elevating sales into the latter-half of 2007.
     Gross profit for the three months ended June 30, 2007 increased by $15.0 million, or 17.4%, as compared with the same period in 2006, due primarily to higher sales levels. Gross profit margin for the three months ended June 30, 2007 of 35.6% increased from 34.2% for the same period in 2006. This increase results from the improvement in sales, which favorably impacts our absorption of fixed manufacturing costs, and successful implementation of various CIP and supply chain management initiatives, as well as an increase in higher margin aftermarket MRO business.
     Gross profit for the six months ended June 30, 2007 increased by $32.7 million, or 20.2%, as compared with the same period in 2006. Gross profit margin for the six months ended June 30, 2007 of 35.1% increased from 34.4% for the same period in 2006. This increase reflects the aforementioned higher sales levels, which favorably impacts our absorption of fixed manufacturing costs, implementation of various CIP and supply chain initiatives, and successful implementation of aforementioned price increases, as well as a higher concentration of higher margin aftermarket MRO business. Partially offsetting these gains were the inflation in our materials and conversion costs, metals price increases, and a stronger concentration of project mix in our sales in the first quarter of 2007.
     Operating income for the three months ended June 30, 2007 increased by $11.3 million, or 37.9%, as compared with the same period in 2006. The increase includes currency benefits of approximately $2 million. The increase was due primarily to increased gross profit of $15.0 million, partially offset by a $4.1 million increase in SG&A. Increased SG&A is principally attributable to $3.2 million in higher selling costs, driven by increased third party commissions resulting from increased sales and bookings levels, and $1.3 million in additional R&D spending. Partially offsetting these increases was an increase in equity income generated by our joint venture in India and realignment costs incurred in the second quarter of 2006 that did not recur. SG&A as a percentage of sales for the three months ended June 30, 2007 decreased 120 basis points as compared with the same period in 2006. The improvement is attributable to leverage from higher sales, as well as ongoing efforts to contain costs.
     Operating income for the six months ended June 30, 2007, increased by $22.5 million, or 40.9%, as compared with the same period in 2006. The increase includes currency benefits of approximately $2 million. The increase was due primarily to increased gross profit of $32.7 million, partially offset by a $10.9 million increase in SG&A. Increased SG&A is principally attributable to $6.8 million in higher selling costs, driven by increased third party commissions resulting from increased sales and bookings levels, and $2.2 million in additional R&D spending. Partially offsetting these increases was an increase in equity income generated by our joint venture in India and realignment costs incurred in the second quarter of 2006 that did not recur. SG&A as a percentage of sales for the six months ended June 30, 2007 decreased 150 basis points as compared with the same period in 2006. The improvement is attributable to leverage from higher sales, as well as ongoing efforts to contain costs, as noted previously.
     Backlog of $391.8 million at June 30, 2007 increased by $77.5 million, or 24.7%, as compared with December 31, 2006. Currency effects provided an increase of approximately $5 million. This increase in backlog is primarily attributable to the excess bookings over sales during the first half of 2007, and to a smaller extent, expanded lead times.
     As disclosed on July 5, 2007, we sold a small production facility and two small non-core product lines. The divested operations are insignificant to our continuing operations. We expect the completion of the sales transaction to have an immaterial impact on our results of operations for the third quarter of 2007.
Flow Solutions Division
     Through FSD, we engineer, manufacture and sell mechanical seals, auxiliary systems and parts, and provide related services, principally to process industries and general industrial markets, with similar products sold internally in support of FPD. FSD has added to its global operations and now has nine manufacturing locations, four of which are located in the U.S. FSD operates 66 QRCs worldwide, including 25 sites in North America, 16 in Europe, and the remainder in South America and Asia. Our ability to rapidly deliver mechanical sealing technology through our global engineering systems, our on-site engineers and our extensive network of QRCs represents a significant competitive advantage. This business model has enabled FSD to establish a large number of alliances with multi-national customers. Based on independent industry sources, we believe that we are the second largest mechanical seal supplier in the world.

	Three Months Ended June 30,
(Amounts in millions)	2007	2006

Bookings	$138.4	$122.7
Sales	134.5	125.0
Gross profit	61.2	56.6
Gross profit margin	45.5%	45.3%
Operating income	25.9	27.2
Operating margin	19.2%	21.8%

	Six Months Ended June 30,
(Amounts in millions)	2007	2006

Bookings	$279.0	$250.6
Sales	263.7	243.2
Gross profit	118.4	108.3
Gross profit margin	44.9%	44.5%
Operating income	51.0	50.8
Operating margin	19.3%	20.9%
     Bookings for the three months ended June 30, 2007 increased by $15.7 million, or 12.8%, as compared with the same period in 2006. This increase includes currency benefits of approximately $4 million. The increase is due primarily to a $15.4 million increase in customer bookings, including increases of $6.1 million and $9.3 million in project and aftermarket bookings, respectively. Growth in project bookings occurred primarily in North America, with smaller increases in Latin America and Asia. Our strongest rate of growth occurred in Latin America. Growth in aftermarket bookings occurred primarily in EMA, with smaller increases in Latin America and Asia. Success in the end user markets continues to be a strength.

     Bookings for the six months ended June 30, 2007 increased by $28.4 million, or 11.3%, as compared with the same period in 2006. This increase includes currency benefits of approximately $7 million. The increase is due primarily to a $22.7 million increase in customer bookings, including increases of $16.3 million and $6.4 million in project and aftermarket bookings, respectively. All regions have exhibited growth in project type customer bookings, with the strongest rates of growth occurring in Latin America’s oil and gas market and Asia’s oil and gas and mining markets.
     Sales for the three months ended June 30, 2007 increased by $9.5 million, or 7.6%, as compared with the same period in 2006. This increase includes currency benefits of approximately $4 million. The increase is primarily attributable to expanded QRC capacity in EMA, which has enabled us to provide rapid turnarounds to our customers. As the improvement is also attributable to increased customer shipments in Latin America.
     Sales for the six months ended June 30, 2007 increased by $20.5 million, or 8.4%, as compared with the same period in 2006. This increase includes currency benefits of approximately $7 million. The increase is primarily attributable to increased aftermarket customer sales in EMA, and increased project and aftermarket customer sales in Latin America and Asia also contributed.
     Gross profit for the three months ended June 30, 2007 increased by $4.6 million, or 8.1%, as compared with the same period in 2006. Gross profit margin for the three months ended June 30, 2007 of 45.5% was comparable with the same period in 2006. Gross profit for the six months ended June 30, 2007 increased by $10.1 million, or 9.3%, as compared with the same period in 2006. Gross profit margin for the six months ended June 30, 2007 of 44.9% increased from 44.5% for the same period in 2006. The improvement is due to a product shift towards the higher margin aftermarket business in EMA, which combined with a price increase early in 2007 and improved absorption of fixed manufacturing costs resulting from higher sales, has partially offset downward margin pressures related to materials costs and a shift in North American sales towards lower margin project business.
     Operating income for the three months ended June 30, 2007 decreased by $1.3 million, or 4.8%, as compared with the same period in 2006. This decrease includes currency benefits of approximately $1 million. Operating income for the six months ended June 30, 2007 increased by $0.2 million, or 0.4%, as compared with the same period in 2006. This increase includes currency benefits of less than $1 million. The increase in gross profit discussed above was offset by increases in SG&A expenses as compared with the same periods in 2006. The increase in SG&A is attributable to an increase in sales and engineering personnel and related expenses to support the global growth of our business, and improvements to our infrastructure, which includes increased capacity, and enterprise resource planning system upgrades, as well as an increase in legal fees and expenses.
     Backlog of $91.9 million at June 30, 2007 increased by $17.5 million, or 23.5%, as compared with December 31, 2006. Currency effects provided an increase of approximately $2 million. Backlog at June 30, 2007 and December 31, 2006 includes $22.6 million and $14.7 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog). Backlog growth is primarily a result of growth in project bookings with significantly longer lead times.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis

	Six Months Ended June 30,
(Amounts in millions)	2007	2006

Net cash flows (used) provided by operating activities	$(61.7)	$7.9
Net cash flows used by investing activities	(43.8)	(28.3)
Net cash flows provided (used) by financing activities	84.2	(15.9)
     Cash generated by operations and borrowings available under our existing revolving credit facility are our primary sources of short-term liquidity. Our cash balance at June 30, 2007 was $48.0 million, as compared with $67.0 million at December 31, 2006.
     The cash flows used by operating activities for the first six months of 2007 primarily reflect a $44.6 million increase in net income, offset by a $102.6 million decrease in cash flows from working capital, particularly due to higher inventory of $120.6 million, especially project-related inventory required to support future shipments of products in backlog. During the first part of the year, increases in working capital reduce cash flow. We have historically derived a greater portion of our operating profit during the second half of the year, which is consistent with our customers’ buying patterns. As a result, our operating cash flows generally increase as the year progresses, and such cash flow would be available to reduce the amount outstanding under our revolving line of credit.

     Our goal for days’ sales receivables outstanding (“DSO”) is 60 days. As of June 30, 2007, we achieved a DSO of 64 days as compared with 61 days as of June 30, 2006. For reference purposes based on 2007 sales, an improvement of one day could provide approximately $10 million in cash flow. Increases in inventory used $120.6 million of cash flow for the six months ended June 30, 2007 compared with $40.1 million for the same period in 2006. Inventory turns were 3.7 times as of June 30, 2007, compared with 4.2 times as of June 30, 2006, reflecting the increase in inventory, partially offset by the increase in sales. For reference purposes based on 2007 data, an improvement of one turn could yield approximately $145 million in cash flow.
     Cash flows used by investing activities during the six months ended June 30, 2007 were $43.8 million, as compared with $28.3 million for the same period in 2006. Capital expenditures during the six months ended June 30, 2007 were $45.5 million, an increase of $16.0 million as compared with the same period in 2006, which reflects increased spending to support capacity expansion, enterprise resource planning application upgrades and information technology infrastructure.
     Cash flows provided by financing activities during the six months ended June 30, 2007 were $84.2 million, as compared with a use of $15.9 million for the same period in 2006. Cash inflows in 2007 were due primarily to $115.0 million in borrowings under our revolving line of credit. The borrowings were used primarily to fund increased working capital needs, share repurchases, increased capital spending and payments under our annual incentive program (which is generally paid in March based on the prior year’s results). Cash outflows in 2007 include repurchase of common shares for $44.8 million and the payment of dividends of $8.6 million. Cash outflows in 2006 were due to net payments on long-term debt, including $10.9 million of mandatory repayments using the proceeds from the sale of our General Services Group, a discontinued operation that was sold effective December 31, 2005.
     We believe cash flows from operating activities combined with availability under our existing revolving credit agreement and our existing cash balance will be sufficient to enable us to meet our cash flow needs for the next 12 months. Cash flows from operations could be adversely affected by economic, political and other risks associated with sales of our products, operational factors, competition, fluctuations in foreign exchange rates and fluctuations in interest rates, among other factors. See “Cautionary Note Regarding Forward-Looking Statements” below. We made no contributions to our U.S. pension plans during the six months ended June 30, 2007. However, we expect to contribute approximately $20 million during the third quarter of 2007.
     On September 29, 2006, the Board of Directors authorized a program to repurchase up to two million shares of our outstanding common stock by the end of second quarter of 2007. Shares were repurchased to offset potentially dilutive effects of stock options issued under our equity-based compensation programs. We repurchased 0.2 million and 0.7 million shares for $14.2 million and $39.5 million during the three and six months ended June 30, 2007, respectively, and settled 0.1 million shares purchased in late 2006 for $5.2 million. To date, we have repurchased a total of 2.0 million shares and have concluded the program.
     On April 11, 2007, we paid a quarterly cash dividend of $0.15 per share to shareholders of record as of March 28, 2007. On May 17, 2007, our Board of Directors authorized the payment of a quarterly cash dividend of $0.15 per share, which was paid on July 11, 2007 to shareholders of record as of June 27, 2007. While we currently intend to pay regular quarterly dividends in the foreseeable future, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on its assessment of our financial condition and business outlook at the applicable time.
Acquisitions
     We regularly evaluate acquisition opportunities of various sizes. The cost and terms of any financing to be raised in conjunction with any acquisition, including our ability to raise economical capital, is a critical consideration in any such evaluation.
Capital Expenditures
     Capital expenditures were $45.5 million for the six months ended June 30, 2007 compared with $29.5 million for the same period in 2006. Capital expenditures in 2007 and 2006 have been focused on capacity expansion, enterprise resource planning application upgrades, information technology infrastructure and cost reduction opportunities. For the full year 2007, our capital expenditures are expected to be between approximately $90 million and $100 million. Certain of our facilities may face capacity constraints in the foreseeable future, which may lead to higher capital expenditure levels.
Financing
Credit Facilities
     On August 12, 2005, we entered into Credit Facilities comprised of a $600.0 million term loan maturing on August 10, 2012 and a $400.0 million revolving line of credit, which can be utilized to provide up to $300.0 million in letters of credit, expiring on August 12, 2010. At June 30, 2007 and December 31, 2006, we had $115.0 million and $0, respectively, outstanding under the revolving line of credit. We had outstanding letters of credit of $118.4 million and $83.9 million at June 30, 2007 and December 31, 2006, respectively, which reduced borrowing capacity to $166.6 million and $316.1 million, respectively.
     On August 6, 2007, we amended our Credit Facilities to, among other things, reduce the applicable margin applied to borrowings under the revolving line of credit, as well as extend the maturity date of the revolving line of credit, by two years to August 12, 2012. The amendment also eliminates all mandatory debt repayment requirements and the restriction on capital expenditures. The amendment further replaces the dollar limitation on acquisitions and certain restricted payments, with a limitation based on pro forma compliance with the required leverage ratio in both cases.
     Borrowings under our Credit Facilities bear interest at a rate equal to, at our option, either (1) the base rate (which is based on the greater of the prime rate most recently announced by the administrative agent under our Credit Facilities or the Federal Funds rate plus 0.50%) or (2) LIBOR plus an applicable margin determined by reference to the ratio of our total debt to consolidated EBITDA, which as of June 30, 2007 was 1.375% and 1.50% for borrowings under our revolving line of credit and term loan, respectively. The amendment reduces the applicable margin for borrowings under our revolving line of credit to 1.00% based on our current ratio of total debt to EBITDA.
     We may prepay loans under our Credit Facilities in whole or in part, without premium or penalty. During the three months ended June 30, 2007, we made no payments under our Credit Facilities. We have scheduled repayments of $1.4 million due in both the third and fourth quarters of 2007.
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
     We have entered into interest rate and currency swap agreements to hedge our exposure to cash flows related to our Credit Facilities. These agreements are more fully described in Note 3 to our condensed consolidated financial statements, included in this Quarterly Report, and in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below.
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
Debt Covenants and Other Matters
     Our Credit Facilities contain leverage and interest coverage financial covenants. Under the leverage covenant, the maximum permitted leverage ratio stepped down in the fourth quarter of 2006. On August 6, 2007 our Credit Facility was amended to, among other things, permit a maximum leverage ratio of 3.25 times debt to EBITDA with no further reductions. Under the interest coverage covenant, the minimum required interest coverage ratio stepped up in the fourth quarter of 2006, with a further step-up beginning in the fourth quarter of 2007. Compliance with these financial covenants under our Credit Facilities is tested quarterly.
     Our Credit Facilities include events of default usual for these types of credit facilities, including nonpayment of principal or interest, violation of covenants, incorrectness of representations and warranties, cross defaults and cross acceleration, bankruptcy, material judgments, Employee Retirement Income Security Act of 1974, as amended (“ERISA”), events, actual or asserted invalidity of the guarantees or the security documents, and certain changes of control of our company. The occurrence of any event of default could result in the acceleration of our and the guarantors’ obligations under the Credit Facilities. We complied with the covenants through June 30, 2007.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our more critical accounting policies used in the preparation of the consolidated financial statements were discussed in our 2006 Annual Report. These critical policies, for which no significant changes have occurred in the three months ended June 30, 2007, include:

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
     The following are some of the risks and uncertainties, although not all of the risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:
•	potential adverse consequences resulting from securities class action litigation and other litigation to which we are a party, such as litigation involving asbestos-containing material claims;

•	the domestic and foreign government investigations regarding our participation in the United Nations Oil-for-Food Program;

•	our potential non-compliance with U.S. export/re-export control, economic sanctions and import laws and regulations;

•	our risk associated with certain of our foreign subsidiaries conducting business operations and sales in certain countries that have been identified by the U.S. State Department as state sponsors of terrorism;

•	potential adverse consequences or increased tax liabilities that could result from an ongoing audit of our tax returns by the U.S. Internal Revenue Service, as well as potential costs and liabilities that may be associated with future audits;

•	a portion of our bookings may not lead to completed sales, and we may not be able to convert bookings into revenues at acceptable profit margins, since such profit margins cannot be assured nor can they be necessarily assumed to follow historical trends;

•	the recording of increased deferred tax asset valuation allowances in the future;

•	an impairment in the carrying value of goodwill or other intangibles could adversely impact our consolidated financial condition and results of operations;

•	economic, political and other risks associated with our international operations, including military actions or trade embargoes that could affect customer markets, including the continuing conflict in Iraq and its potential impact on Middle Eastern markets and global petroleum producers;

•	our sales are substantially dependent upon the petroleum, chemical, power and water industries and any significant down turn in any one of these industries could adversely impact such sales;

•	our operations are dependent upon third-party suppliers whose failure to perform timely could adversely affect our business operations;

•	our dependence on our customers’ ability to make required capital investment and maintenance expenditures;

•	risks associated with cost overruns on fixed-fee projects;

•	the highly competitive markets in which we operate;

•	environmental compliance costs and liabilities;

•	work stoppages and other labor matters;

•	our inability to protect our intellectual property in the U.S., as well as in foreign countries;

•	difficulties in obtaining raw materials at favorable prices;

•	obligations under our defined benefit pension plans;

•	liabilities that result from product liability and warranty claims;

•	our outstanding indebtedness and the restrictive covenants in the agreements governing our indebtedness limit our operating and financial flexibility; and

•	our inability to continue to expand our market presence through acquisitions, and unforeseen integration difficulties or costs resulting from acquisitions we complete in the future.
     These risks are more fully discussed in, and all forward-looking statements should be read in light of, all of the factors discussed in Part I. “Item 1A. Risk Factors” included in our 2006 Annual Report and our other filings with the SEC.
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
     Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our Credit Facilities, which bear interest based on floating rates. At June 30, 2007, after the effect of interest rate swaps, we had $278.2 million of variable rate debt obligations outstanding under our Credit Facilities with a weighted average interest rate of 6.92%. A hypothetical change of 100-basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by $1.4 million for the six months ended June 30, 2007.
     We are exposed to credit-related losses in the event of non-performance by counterparties to financial instruments including interest rate swaps, but we currently expect all counterparties will continue to meet their obligations given their creditworthiness. As of both June 30, 2007 and December 31, 2006, we had $395.0 million and $435.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties with maturities through December 2009.
     We employ a foreign currency risk management strategy to minimize potential losses in earnings or cash flows from unfavorable foreign currency exchange rate movements. These strategies also minimize potential gains from favorable exchange rate movements. Foreign currency exposures arise from transactions, including firm commitments and anticipated transactions, denominated in a currency other than an entity’s functional currency and from translation of foreign-denominated assets and liabilities into U.S. dollars. Based on a sensitivity analysis at June 30, 2007, a 10% change in the foreign currency exchange rates could impact our net income for the six months ended June 30, 2007 by $8.2 million as shown below:

(Amounts in millions)
Euro	$4.4
Australian dollar	0.5
Indian rupee	0.5
Singapore dollar	0.5
Swiss franc	0.4
Argentina peso	0.3
Chinese yuan renminbi	0.3
Venezuelan bolivar	0.3
Brazil real	0.2
Canadian dollar	0.2
Mexican peso	0.2
Saudi Arabian riyal	0.2
All other	0.2

Total	$8.2

     Exposures are mitigated primarily with foreign currency forward contracts that generally have maturity dates of less than one year. Our policy allows foreign currency coverage only for identifiable foreign currency exposures, and changes in the fair values of these instruments are included in other income, net in the accompanying condensed consolidated statements of income. As of June 30, 2007, we had a U.S. dollar equivalent of $358.5 million in outstanding forward contracts with third parties, compared with $433.7 million at December 31, 2006.
     Generally, we view our investments in foreign subsidiaries from a long-term perspective, and therefore, do not hedge these investments. We use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary.
     We realized net gains associated with foreign currency translation of $15.4 million and $17.6 million for the three months ended June 30, 2007 and 2006, respectively, and $20.1 million and $23.0 million for the six months ended June 30, 2007 and 2006, respectively, which are included in other comprehensive income. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of certain forward contracts are included in our consolidated results of operations. We realized foreign currency net gains of $1.5 million and $4.8 million for the three months ended June 30, 2007 and 2006, respectively, and $0.8 million and $6.8 million for the six months ended June 30, 2007 and 2006, respectively, which is included in other income, net in the accompanying condensed consolidated statements of income.

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
     In connection with the preparation of this Quarterly Report, our management, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2007.
Changes in Internal Control Over Financial Reporting
     There have been no material changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
     We are party to the legal proceedings that are described in Note 8 to our condensed consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report. In addition to the foregoing, we and our subsidiaries are named defendants in certain other lawsuits incidental to our business and are involved from time to time as parties to governmental proceedings all arising in the ordinary course of business. Although the outcome of lawsuits or other proceedings involving us and our subsidiaries cannot be predicted with certainty and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not expect these matters to have a material effect on our financial position, operating results or cash flows.
Asbestos
     We are a defendant in a large number of pending lawsuits (which include, in many cases, multiple claimants) that seek to recover damages for personal injury allegedly caused by exposure to asbestos-containing products manufactured and/or distributed by us in the past. Any such products were encapsulated and used only as components of process equipment, and we do not believe that any emission of respirable asbestos fibers occurred during the use of this equipment. We believe that a high percentage of the claims are covered by applicable insurance or indemnities from other companies.
Shareholder Litigation
     In 2003, related lawsuits were filed in federal court in the Northern District of Texas (the “Court”), alleging that we violated federal securities laws. Since the filing of these cases, which have been consolidated, the lead plaintiff has amended its complaint several times. The lead plaintiff’s current pleading is the fifth consolidated amended complaint (the “Complaint”). The Complaint alleges that federal securities violations occurred between February 6, 2001 and September 27, 2002 and names as defendants our company, C. Scott Greer, our former Chairman, President and Chief Executive Officer, Renee J. Hornbaker, our former Vice President and Chief Financial Officer, PricewaterhouseCoopers LLP, our independent registered public accounting firm, and Banc of America Securities LLC and Credit Suisse First Boston LLC, which served as underwriters for our two public stock offerings during the relevant period. The Complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, and Sections 11 and 15 of the Securities Act of 1933. The lead plaintiff seeks unspecified compensatory damages, forfeiture by Mr. Greer and Ms. Hornbaker of unspecified incentive-based or equity-based compensation and profits from any stock sales, and recovery of costs. On November 22, 2005, the Court entered an order denying the defendants’ motions to dismiss the Complaint. We have subsequently filed other contested motions for the purpose of dismissing this case which are currently pending before the Court. The case is currently set for trial on October 1, 2007. We continue to believe that the lawsuit is without merit and are vigorously defending the case.
     In 2005, a shareholder derivative lawsuit was filed purportedly on our behalf in the 193rd Judicial District of Dallas County, Texas. The lawsuit names as defendants Mr. Greer, Ms. Hornbaker, and former and current board members Hugh K. Coble, George T. Haymaker, Jr., William C. Rusnack, Michael F. Johnston, Charles M. Rampacek, Kevin E. Sheehan, Diane C. Harris, James O. Rollans and Christopher A. Bartlett. We are named as a nominal defendant. Based primarily on the purported misstatements alleged in the above-described federal securities case, the plaintiff asserts claims against the defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The plaintiff alleges that these purported violations of state law occurred between April 2000 and the date of suit. The plaintiff seeks on our behalf an unspecified amount of damages, injunctive relief and/or the imposition of a constructive trust on defendants’ assets, disgorgement of compensation, profits or other benefits received by the defendants from us, and recovery of attorneys’ fees and costs. We strongly believe that the suit was improperly filed and have filed a motion seeking dismissal of the case. The Court has since ordered the plaintiffs to replead. The trial is currently set for December 2007.
     On March 14, 2006, a shareholder derivative lawsuit was filed purportedly on our behalf in federal court in the Northern District of Texas. The lawsuit named as defendants Mr. Greer, Ms. Hornbaker, and the following former and current board members Mr. Coble, Mr. Haymaker, Mr. Kling, Mr. Rusnack, Mr. Johnston, Mr. Rampacek, Mr. Sheehan, Ms. Harris, Mr. Rollans and Mr. Bartlett. We were named as a nominal defendant. Based primarily on certain of the purported misstatements alleged in the above-described federal securities case, the plaintiff asserted claims against the defendants for breaches of fiduciary duty. The plaintiff alleged that the purported breaches of fiduciary duty occurred between 2000 and 2004. The plaintiff sought on our behalf an unspecified amount of damages, disgorgement by Mr. Greer and Ms. Hornbaker of salaries, bonuses, restricted stock and stock options, and recovery of attorneys’ fees and costs. Pursuant to a motion filed by us, the federal court dismissed that case on March 14, 2007, primarily on the basis that the case was not properly filed in federal court. On or about March 27, 2007, the same plaintiff re-filed essentially the same lawsuit naming the same defendants in the Supreme Court of the State of New York. We strongly believe that this new lawsuit was improperly filed in the Supreme Court of the State of New York as well and have filed a motion seeking dismissal of the case. A hearing was held on the motion to dismiss in May 2007 and the parties are awaiting a ruling from the Court.
Oil-for-Food
     On February 7, 2006, we received a subpoena from the SEC seeking documents and information relating primarily to products that our Dutch and French subsidiaries delivered to Iraq from 1996 through 2003 under the United Nations Oil-for-Food Program. We believe that the SEC’s investigation is focused primarily on whether any inappropriate payments were made to Iraqi officials in violation of the federal securities laws. We subsequently learned that the U.S. Department of Justice is investigating the same allegations. In addition, our Dutch and French subsidiaries have been contacted by governmental authorities in their respective countries concerning their involvement in the United Nations Oil-for-Food Program. These investigations include periods prior to, as well as subsequent to, our acquisition of these foreign operations involved in the investigations. We may be subject to certain liabilities if violations are found regardless of whether they relate to periods before or subsequent to our acquisition.
     We believe that the U.S., Dutch and French governmental authorities are investigating other companies in connection with the United Nations Oil-for-Food Program.
     We engaged outside counsel in February 2006 to conduct an investigation of our Dutch and French subsidiaries’ participation in the United Nations Oil-for-Food program. The Audit Committee of the Board of Directors has been regularly monitoring this situation since the receipt of the SEC subpoena and assumed direct oversight of the investigation in January 2007. This internal investigation is substantially complete.
     Our internal investigation has included, among other things, a detailed review of contracts with the Iraqi government under the United Nations Oil-for-Food Program during 1996 through 2003, a forensic review of the accounting records associated with these contracts, and interviews of persons with knowledge of the events in question. Our investigation has found evidence that, during the years 2001 through 2003, certain non-U.S. personnel at the Dutch and French subsidiaries authorized payments in connection with certain of our product sales under the United Nations Oil-for-Food Program totaling approximately €600,000, which were subsequently deposited by third parties into Iraqi-controlled bank accounts. These payments were not authorized under the United Nations Oil-for-Food Program and were not properly documented in the subsidiaries’ accounting records, but were expensed as paid. During the course of the investigation, certain other potential issues involving non-U.S. personnel were identified at our French subsidiary, which are currently under review.
     We have taken certain disciplinary actions against persons who engaged in misconduct, violated our ethics policies or failed to cooperate fully in the investigation, including terminating the employment of certain non-U.S. senior management personnel at our French subsidiary. Other non-U.S. senior management personnel at our French and Dutch facilities involved in the above conduct had been previously separated from our company for other reasons. Additional disciplinary actions may be taken as a result of our investigation.
     We will continue to fully cooperate in the domestic and foreign governmental investigations. We believe that the Dutch investigation has effectively concluded. Through our Dutch subsidiary, we are attempting to resolve the matter with the Dutch authorities. We believe this Dutch matter will be resolved with the Dutch subsidiary paying approximately €265,000 in monetary penalties. The remaining French and U.S. investigations are in progress but, at this point, are incomplete. We have entered into agreements with the U.S. authorities to suspend the statute of limitations with regard to certain provisions of federal law. Accordingly, we cannot predict the outcome of these investigations at this time. If the domestic or foreign authorities take enforcement action with regard to these investigations, we may be required to pay fines, disgorge profits, consent to injunctions against future conduct or suffer other monetary and non-monetary penalties, which could materially adversely affect our business, financial condition, results of operations and cash flows.
Export Compliance
     In March 2006, we initiated a voluntary process to determine our compliance posture with respect to U.S. export control laws and regulations. Upon initial investigation, it appeared that some product transactions and technology transfers were not handled in full compliance with U.S. export control laws and regulations. As a result, in conjunction with outside counsel, we are currently involved in a voluntary systematic process to conduct further review, validation, and voluntary disclosure of apparent export violations discovered as part of this review process. We currently believe this process will not be substantially complete until the end of 2008, given the complexity of the export laws and the current scope of the investigation. Any apparent violations of U.S. export control laws and regulations that are identified, confirmed and disclosed to the U.S. government may result in civil or criminal penalties, including fines and/or other penalties. Because our review into this issue is ongoing, we are currently unable to definitively determine the extent of any apparent violations or the nature or total amount of penalties to which we might be subject to in the future. Given that the resolution of this matter is uncertain at this time, we are not able to reasonably estimate the maximum amount of liability that could result from final resolution of this matter. We cannot currently predict whether the ultimate resolution of this matter will have a material adverse effect on our business, including our ability to do business outside the U.S. or on our financial condition.
Other
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
Item 1A. Risk Factors.
     There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to other information set forth in this Quarterly Report, you should carefully read and consider “Item 1A. Risk Factors” in Part I, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our 2006 Annual Report and the risk factors described in our other filings with the SEC, which contain a description of significant factors that might cause the actual results of operations in future periods to differ materially from those currently expected or desired. These risks are not the only risks facing our company. Additional risks and uncertainties are currently deemed immaterial based on management’s assessment of currently available information, which remains subject to change, however, new risks that are currently unknown to us may surface in the future which materially adversely affect our business, financial condition, results of operations or cash flow in the future.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.

Item 4. Submission of Matters to a Vote of Security Holders.
     At our annual meeting of shareholders held on May 17, 2007, the shareholders elected Christopher A. Bartlett, William C. Rusnack and Rick J. Mills to our Board of Directors, each to serve a three-year term expiring at the 2010 annual meeting of shareholders. The following table shows the vote tabulation for the shares represented at the meeting:

		Votes
Nominee	Votes For	Withheld	Broker Non-votes
Christopher A. Bartlett	44,226,654	10,557,732	—
William C. Rusnack	45,742,032	9,042,354	—
Rick J. Mills	46,274,747	8,509,639	—
     Hugh K. Coble and George T. Haymaker, Jr., whose terms expired at the 2007 annual meeting, did not stand for re-election and retired as members of the Board of Directors effective May 17, 2007.
     Additional directors, whose terms of office as directors continued after the meeting, are as follows:

Term expiring in 2008	Term expiring in 2009
Michael F. Johnston	Roger L. Fix
Charles M. Rampacek	Diane C. Harris
Kevin E. Sheehan	Lewis M. Kling
James O. Rollans
     Our shareholders also voted to approve the 2007 Flowserve Corporation Long-Term Incentive Plan and the 2007 Flowserve Corporation Annual Incentive Plan. The following table shows the vote tabulation for the shares represented at the meeting:

Proposal	Votes For	Votes Against	Abstain	Broker Non-votes
Approval of the 2007 Long-Term Incentive Plan	39,976,359	9,388,678	72,634	—
Approval of the 2007 Annual Incentive Plan	48,417,323	969,163	51,185	—
Item 5. Other Information.
Rule 10b5-1 Sales Plans.
     Our comprehensive compliance program includes a broad policy governing transactions in our securities by our directors, executive officers and other specified employees. The policy permits these individuals to enter into prearranged trading plans in accordance with Rule 10b5-1 of the Exchange Act (“Rule 10b5-1”).
     Certain of our officers, including Lewis M. Kling, our Chief Executive Officer, and Mark A. Blinn, our Chief Financial Officer, recently adopted Rule 10b5-1 stock trading plans for the sale of our common stock. These officers adopted such plans to coordinate stock sales with tax withholding obligations arising from future vesting of their restricted stock as well as part of their overall individual long-term asset diversification, tax and financial planning strategies.
     The plans provide for the sale of portions of each officer’s holdings of our common stock on the open market at prevailing market prices at specified amounts and on specified trade dates during 2007 and 2008. The majority of these individual specified trade dates were set to coincide directly with the future vesting dates of the officer’s restricted stock. Each individual plan will terminate on or before November 2008, unless earlier terminated pursuant to the terms of the plan.
     Transactions under these plans, as applicable, are being reported to the SEC in accordance with securities laws, rules and regulations.
     Credit Agreement Amendment.
     On August 7, 2007, we entered into the Third Amendment to Credit Agreement and First Amendment to Pledge Agreement with Bank of America, N.A., as administrative agent, swingline lender and collateral agent (the “Administrative Agent”) and the other lenders party thereto (the “Amendment”). The Amendment amends that certain Credit Agreement dated as of August 12, 2005, as heretofore amended, by and among our company, the Administrative Agent and the other lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for an aggregate commitment of $1 billion, including a $600 million term loan facility and a $400 million revolving line of credit. The Amendment, among other things, provides for the reduction of the applicable margin applied to borrowings under the revolving line of credit, as well as extension of the maturity date of the revolving line of credit, by two years, to August 12, 2012. The Amendment also eliminates all mandatory debt repayment requirements and the restriction on capital expenditures under the Credit Agreement. The Amendment further replaces the dollar limitation on acquisitions and certain restricted payments under the Credit Agreement, with a limitation based on pro forma compliance with the required leverage ratio in both cases.

Item 6. Exhibits.
     Set forth below is a list of exhibits included as part of this Quarterly Report:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Flowserve Corporation, filed as Exhibit 3(i) to Flowserve Corporation’s Current Report on Form 8-K/A, dated August 16, 2006.

3.6	Amended and Restated By-Laws of Flowserve Corporation, as amended, filed as Exhibit 3.9 to Flowserve Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.1	Employment Extension Agreement between Flowserve Corporation and Lewis M. Kling, dated as of May 29, 2007, filed as Exhibit 10.1 to Flowserve Corporation’s Current Report on Form 8-K dated May 30, 2007.

10.2	Form of Performance Restricted Stock Unit Agreement with non-competition covenant, pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan.

10.3	Form of Performance Restricted Stock Unit Agreement pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan.

10.4	Form of Restricted Stock Agreement with non-competition covenant, pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan.

10.5	Form of Restricted Stock Agreement pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan.

10.6	Form of Restricted Stock Agreement with total shareholder return and return on net assets performance measures, pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan.

10.7	Third Amendment to Credit Agreement and First Amendment to Pledge Agreement dated as of August 7, 2007, among Flowserve Corporation, the lenders named therein and Bank of America, N.A., as administrative agent, swingline lender and collateral agent.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWSERVE CORPORATION (Registrant)
Date: August 8, 2007	/s/ Lewis M. Kling
Lewis M. Kling
President, Chief Executive Officer and Director

Date: August 8, 2007	/s/ Mark A. Blinn
Mark A. Blinn
Senior Vice President and Chief Financial Officer

Exhibits Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Flowserve Corporation, filed as Exhibit 3(i) to Flowserve Corporation’s Current Report on Form 8-K/A, dated August 16, 2006.

3.6	Amended and Restated By-Laws of Flowserve Corporation, as amended, filed as Exhibit 3.9 to Flowserve Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.1	Employment Extension Agreement between Flowserve Corporation and Lewis M. Kling, dated as of May 29, 2007, filed as Exhibit 10.1 to Flowserve Corporation’s Current Report on Form 8-K dated May 30, 2007.

10.2	Form of Performance Restricted Stock Unit Agreement with non-competition covenant, pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan.

10.3	Form of Performance Restricted Stock Unit Agreement pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan.

10.4	Form of Restricted Stock Agreement with non-competition covenant, pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan.

10.5	Form of Restricted Stock Agreement pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan.

10.6	Form of Restricted Stock Agreement with total shareholder return and return on net assets performance measures, pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan.

10.7	Third Amendment to Credit Agreement and First Amendment to Pledge Agreement dated as of August 7, 2007, among Flowserve Corporation, the lenders named therein and Bank of America, N.A., as administrative agent, swingline lender and collateral agent.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.