Form 10-Q
period 2007-09-30
FLOWSERVE CORP
filed 2007-11-01
CIK 30625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ to ______.
Commission File No. 1-13179
FLOWSERVE CORPORATION
(Exact name of registrant as specified in its charter)

New York	31-0267900

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5215 N. O’Connor Blvd., Suite 2300, Irving, Texas	75039

(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 29, 2007, there were 57,139,380 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q
 i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,
(Amounts in thousands, except per share data)	2007	2006

Sales	$919,247	$770,757
Cost of sales	(605,664)	(520,954)

Gross profit	313,583	249,803
Selling, general and administrative expense	(210,135)	(191,252)
Net earnings from affiliates	4,781	3,326

Operating income	108,229	61,877
Interest expense	(15,332)	(16,385)
Interest income	919	1,634
Other income (expense), net	1,224	(1,835)

Earnings before income taxes	95,040	45,291
Provision for income taxes	(31,985)	(16,817)

Income from continuing operations	63,055	28,474
Discontinued operations, net of tax	—	805

Net earnings	$63,055	$29,279

Earnings per share:
Basic:
Continuing operations	$1.12	$0.51
Discontinued operations	—	0.02

Net earnings	$1.12	$0.53

Diluted:
Continuing operations	$1.10	$0.49
Discontinued operations	—	0.02

Net earnings	$1.10	$0.51

Dividends per share	$0.15	$—
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,
(Amounts in thousands)	2007	2006

Net earnings	$63,055	$29,279

Other comprehensive income (expense):
Foreign currency translation adjustments, net of tax	24,637	(1,611)
Pension and other postretirement effects, net of tax	(646)	—
Cash flow hedging activity, net of tax	(2,159)	(1,814)

Other comprehensive income (loss)	21,832	(3,425)

Comprehensive income	$84,887	$25,854

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2007	2006

Sales	$2,653,325	$2,177,473
Cost of sales	(1,771,852)	(1,457,079)

Gross profit	881,473	720,394
Selling, general and administrative expense	(623,253)	(555,164)
Net earnings from affiliates	14,341	11,124

Operating income	272,561	176,354
Interest expense	(45,164)	(48,327)
Interest income	2,490	3,786
Other income, net	2,159	3,694

Earnings before income taxes	232,046	135,507
Provision for income taxes	(72,172)	(54,825)

Income from continuing operations	159,874	80,682
Discontinued operations, net of tax	—	805

Net earnings	$159,874	$81,487

Earnings per share:
Basic:
Continuing operations	$2.83	$1.44
Discontinued operations	—	0.02

Net earnings	$2.83	$1.46

Diluted:
Continuing operations	$2.79	$1.41
Discontinued operations	—	0.02

Net earnings	$2.79	$1.43

Dividends per share	$0.45	$—
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Nine Months Ended September 30,
(Amounts in thousands)	2007	2006

Net earnings	$159,874	$81,487

Other comprehensive income (expense):
Foreign currency translation adjustments, net of tax	44,769	21,351
Pension and other postretirement effects, net of tax	(433)	—
Cash flow hedging activity, net of tax	(2,020)	546

Other comprehensive income	42,316	21,897

Comprehensive income	$202,190	$103,384

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Amounts in thousands, except per share data)	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$71,107	$67,000
Restricted cash	3,730	3,457
Accounts receivable, net of allowance for doubtful accounts of $13,033 and $13,135, respectively	704,734	551,815
Inventories, net	729,871	547,373
Deferred taxes	99,080	95,027
Prepaid expenses and other	82,874	38,209

Total current assets	1,691,396	1,302,881
Property, plant and equipment, net of accumulated depreciation of $560,495 and $509,033, respectively	472,704	442,892
Goodwill	855,477	851,123
Deferred taxes	1,139	25,731
Other intangible assets, net	137,234	143,358
Other assets, net	116,706	103,250

Total assets	$3,274,656	$2,869,235

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$412,583	$412,869
Accrued liabilities	639,815	458,230
Debt due within one year	64,554	8,050
Deferred taxes	4,507	4,887

Total current liabilities	1,121,459	884,036
Long-term debt due after one year	552,109	556,519
Retirement obligations and other liabilities	434,415	408,094
Shareholders’ equity:
Common shares, $1.25 par value Shares authorized – 120,000 Shares issued – 58,712 and 58,631, respectively	73,390	73,289
Capital in excess of par value	555,127	543,159
Retained earnings	687,079	582,767

	1,315,596	1,199,215
Treasury shares, at cost – 2,576 and 2,609 shares, respectively	(107,425)	(95,262)
Deferred compensation obligation	6,526	6,973
Accumulated other comprehensive loss	(48,024)	(90,340)

Total shareholders’ equity	1,166,673	1,020,586

Total liabilities and shareholders’ equity	$3,274,656	$2,869,235

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Amounts in thousands)	2007	2006

Cash flows – Operating activities:
Net earnings	$159,874	$81,487
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	49,029	44,598
Amortization of intangible and other assets	7,408	8,041
Amortization of deferred loan costs	1,694	1,445
Net gain on the disposition of assets	(2,018)	(122)
Excess tax benefits from stock-based payment arrangements	(8,177)	(1,177)
Stock-based compensation	19,213	19,941
Net earnings from affiliates, net of dividends received	(6,339)	(3,868)
Change in assets and liabilities:
Accounts receivable, net	(119,022)	(28,489)
Inventories, net	(147,729)	(101,092)
Prepaid expenses and other	(34,831)	(7,268)
Other assets, net	(4,665)	(6,602)
Accounts payable	(24,111)	6,399
Accrued liabilities	152,866	2,601
Retirement obligations and other liabilities	12,531	(2,489)
Net deferred taxes	(10,623)	1,015

Net cash flows provided by operating activities	45,100	14,420

Cash flows – Investing activities:
Capital expenditures	(60,941)	(43,520)
Proceeds from disposal of assets	3,906	—
Change in restricted cash	(274)	(52)

Net cash flows used by investing activities	(57,309)	(43,572)

Cash flows – Financing activities:
Net borrowings under lines of credit	58,000	—
Excess tax benefits from stock-based payment arrangements	8,177	1,177
Payments on long-term debt	(1,420)	(16,897)
Payments under other financing arrangements	(4,486)	—
Repurchase of common shares	(44,798)	—
Payments of dividends	(17,176)	—
Proceeds from stock option activity	13,341	—

Net cash flows provided (used) by financing activities	11,638	(15,720)
Effect of exchange rate changes on cash	4,678	745

Net change in cash and cash equivalents	4,107	(44,127)
Cash and cash equivalents at beginning of year	67,000	92,864

Cash and cash equivalents at end of period	$71,107	$48,737

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Accounting Policies
Basis of Presentation
The accompanying condensed consolidated balance sheet as of September 30, 2007, and the related condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006, are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements have been made.
The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (“Quarterly Report”) are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Annual Report”).
Certain reclassifications have been made to prior period amounts to conform to the current period presentation.
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
Other Accounting Policies
Other significant accounting policies, for which no significant changes have occurred in the three months ended September 30, 2007, are detailed in Note 1 of our 2006 Annual Report.
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
In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF No. 06-03 requires that the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board Opinion (“APB”) No. 22, “Disclosure of Accounting Policies.” In addition, if any of such taxes are reported on a gross basis, a company should disclose, on an aggregated basis, the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF Issue No. 06-03 is effective for interim and annual reporting periods beginning after December 31, 2006. As we have historically presented such taxes on a net basis within our results of operations, our adoption of EITF Issue No. 06-03 effective January 1, 2007 did not have a material impact on our consolidated financial position or results of operations.
In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with FIN No. 48 is a two-step process. The first step is a recognition process whereby the enterprise determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The impact on our consolidated financial condition and results of operations of adopting FIN No. 48 effective January 1, 2007 is presented in Note 12.
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

2. Discontinued Operations
General Services Group — During the first quarter of 2005 we committed to a plan to divest certain non-core service operations, collectively called the General Services Group (“GSG”). On December 31, 2005, we sold GSG to Furmanite, a unit of Dallas-based Xanser Corporation for a contingent sales price of $15.5 million in gross cash proceeds, including $2.0 million held in escrow pending final settlement and excluding approximately $12 million of net accounts receivable. Utilizing the $15.5 million contingent sales price, the sale resulted in a loss of $2.5 million ($3.8 million pre-tax), which we recognized in the fourth quarter of 2005. During the third quarter of 2006, we recognized $0.8 million ($1.1 million pre-tax) of reduction in the loss after an independent arbitrator issued a binding decision with respect to the valuation of inventory, which resolved one element of the contingent sales price. During the fourth quarter of 2006, we negotiated the final sales price of $17.1 million, whereby we recognized an additional reduction in the loss on sale of $0.2 million ($0.5 million pre-tax), bringing the aggregate loss on sale recognized in 2006 and 2005 to $1.5 million ($2.2 million pre-tax). All remaining amounts due to us under the terms of the sale were collected in December 2006.
We used $10.9 million of the initial net cash proceeds to reduce our indebtedness in January 2006, and an additional $3.5 million in December 2006 using the final proceeds collected pursuant to this sale transaction. As a result of this sale, we have presented the results of operations of GSG and the impact of subsequent sales price adjustments as discontinued operations.
3. Stock-Based Compensation Plans
Our stock-based compensation includes stock options, restricted stock and other equity-based awards, and is accounted for under SFAS No. 123(R), “Share-Based Payment.” Under this method, we recorded stock-based compensation as follows:

	Three Months Ended September 30,
	2007			2006
	Stock	Restricted		Stock	Restricted
(Amounts in millions)	Options	Stock	Total	Options (1)	Stock	Total
Stock-based compensation expense	$0.7	$6.7	$7.4	$1.7	$3.3	$5.0
Related income tax benefit	(0.1)	(2.1)	(2.2)	(0.2)	(0.9)	(1.1)

Net stock-based compensation expense	$0.6	$4.6	$5.2	$1.5	$2.4	$3.9

	Nine Months Ended September 30,
	2007			2006
	Stock	Restricted		Stock	Restricted
(Amounts in millions)	Options	Stock	Total	Options (1)	Stock	Total
Stock-based compensation expense	$2.9	$16.3	$19.2	$5.2	$9.1	$14.3
Related income tax benefit	(0.8)	(5.1)	(5.9)	(1.0)	(2.7)	(3.7)

Net stock-based compensation expense	$2.1	$11.2	$13.3	$4.2	$6.4	$10.6

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

Stock Options — Information related to stock options issued to officers, other employees and directors under all plans described in Note 7 to our consolidated financial statements included in our 2006 Annual Report is presented in the following table:

	Nine Months Ended September 30, 2007
		Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Life (in years)	Value (in millions)
Number of shares under option:
Outstanding — January 1, 2007	1,462,032	$30.27
Exercised	(582,683)	23.92
Cancelled	(39,460)	35.06

Outstanding — September 30, 2007	839,889	$34.45	7.2	$35.0

Exercisable — September 30, 2007	501,347	$29.59	6.6	$23.4

No options were granted during the nine months ended September 30, 2007. The weighted average fair value per share of options granted was $26.71 and $24.90 for the three and nine months ended September 30, 2006, respectively. The total fair value of stock options vested during the three months ended September 30, 2007 and 2006 was $2.6 million and $2.3 million, respectively. The total fair value of stock options vested during the nine months ended September 30, 2007 and 2006 was $5.4 million and $3.0 million, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model.
As of September 30, 2007, we had $2.5 million of unrecognized compensation cost related to outstanding unvested stock option awards, which is expected to be recognized over a weighted-average period of approximately 1 year. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2007 was $5.6 million and $21.5 million, respectively. No options were exercised during the nine months ended September 30, 2006 as we were in a black-out period due to our then non-current status of filings with the United States (“U.S.”) Securities and Exchange Commission (“SEC”).
Restricted Stock — Awards of restricted stock are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted stock. We have unearned compensation of $31.3 million and $15.0 million at September 30, 2007 and December 31, 2006, respectively, which is expected to be recognized over a weighted-average period of approximately 2 years. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total fair value of restricted shares and units vested during the three months ended September 30, 2007 and 2006 was $3.4 million and $1.3 million, respectively. The total fair value of restricted shares and units vested during the nine months ended September 30, 2007 and 2006 was $10.9 million and $3.6 million, respectively.
The following table summarizes information regarding restricted stock activity:

	Nine Months Ended September 30, 2007
		Weighted Average
		Grant-Date Fair
	Shares	Value
Number of unvested shares:
Outstanding — January 1, 2007	800,523	$37.91
Granted	648,191	53.26
Vested	(309,923)	35.18
Cancelled	(34,829)	40.56

Unvested restricted stock — September 30, 2007	1,103,962	$47.60

Unvested restricted stock outstanding as of September 30, 2007, includes 362,000 shares with performance-based vesting provisions that range from 0% to 200% based on pre-defined performance targets. Performance-based restricted stock is earned upon the achievement of performance targets, and is issuable in common shares. Compensation expense is recognized over a 36-month cliff vesting period based on the fair market value of our common stock on the date of grant, as adjusted for anticipated forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets.
Modifications — On June 1, 2005, we took action to extend to December 31, 2006, the regular term of certain options granted to employees, including executive officers, qualified retirees and directors, which were scheduled to expire in 2005. On November 4, 2005, we took subsequent action to further extend the exercise date of these options, and options expiring in 2006, to January 1, 2009. We thereafter concluded, however, that recent regulatory guidance issued under Section 409A of the Internal Revenue Code might cause the recipients of these extended options to become subject to unintended adverse tax consequences under Section 409A. Accordingly, effective December 14, 2005, the Organization and Compensation Committee of the Board of Directors partially rescinded, in accordance with the regulations, the extensions of the regular term of these options, to provide as follows:
(i) the regular term of options otherwise expiring in 2005 expired on October 29, 2006, and
(ii) the regular term of options otherwise expiring in 2006 expired on the later of:
(1)	75 days after the regular term of the option as originally granted expires, or

(2)	December 31, 2006.
These extensions were subject to shareholder approval of applicable plan amendments, which was obtained at our annual shareholders’ meeting held on August 24, 2006. The approval of such plan amendments was considered a stock modification for financial reporting purposes subject to the recognition of a non-cash compensation charge in accordance with SFAS No. 123(R), and we recorded a charge of $5.6 million in the third quarter of 2006.

4. Derivative Instruments and Hedges
We enter into forward exchange contracts to manage our risks associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction. Our risk management and derivatives policy specifies the conditions under which we may enter into derivative contracts. At September 30, 2007 and December 31, 2006, we had $380.9 million and $433.7 million, respectively, of notional amount in outstanding forward exchange contracts with third parties. At September 30, 2007, the length of forward exchange contracts currently in place ranged from 1 day to 19 months.
The fair market value adjustments of our forward exchange contracts are recognized directly in our current period earnings. The fair value of these outstanding forward contracts at September 30, 2007 and December 31, 2006 was a net asset of $7.7 million and $3.4 million, respectively. Net gains (loss) from the changes in the fair value of these forward contracts of $3.5 million and $(3.5) million for the three months ended September 30, 2007 and 2006, respectively, and $5.1 million and $2.9 million, for the nine months ended September 30, 2007 and 2006, respectively, are included in other income (expense), net in our condensed consolidated statements of income.
Also as part of our risk management program, we enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. At September 30, 2007 and December 31, 2006, we had $415.0 million and $435.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties. At September 30, 2007, the maximum remaining length of any interest rate contract in place was approximately 36 months. The fair value of the interest rate swap agreements was a net liability of $1.0 million and a net asset of $1.9 million at September 30, 2007 and December 31, 2006, respectively. Unrealized net gains (loss) from the changes in fair value of our interest rate swap agreements, net of reclassifications, of $2.0 million and $(1.8) million, net of tax, for the three months ended September 30, 2007 and 2006, respectively, and $1.9 million and $0.4 million, net of tax, for the nine months ended September 30, 2007 and 2006, respectively, are included in other comprehensive income (loss).
During 2004, we entered into a compound derivative contract to hedge exposure to both currency translation and interest rate risks associated with our European Investment Bank credit facility. The notional amount of the derivative was $85.0 million, and it served to convert floating rate interest rate risk to a fixed rate, as well as United States (“U.S.”) dollar currency risk to Euros. As described more fully in our 2006 Annual Report, we repaid all amounts outstanding under this facility on December 15, 2006 and settled the derivative. The unrealized gain (loss) on the derivative and the foreign transaction gain on the underlying loan aggregated to $(0.8) million and $2.8 million for the three and nine months, respectively, ended September 30, 2006, and is included in other income (expense), net in our condensed consolidated statements of income.
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under forward exchange contracts and interest rate swap agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.
5. Debt
Debt, including capital lease obligations, consisted of:

	September 30,	December 31,
(Amounts in thousands)	2007	2006

Term Loan, interest rate of 6.78% in 2007 and 6.88% in 2006	$556,799	$558,220
Revolving Line of Credit, interest rate of 6.19%	58,000	—
Capital lease obligations and other	1,864	6,349

Debt and capital lease obligations	616,663	564,569
Less amounts due within one year	64,554	8,050

Total debt due after one year	$552,109	$556,519

Credit Facilities
On August 12, 2005, we entered into credit facilities comprised of a $600.0 million term loan expiring on August 10, 2012 and a $400.0 million revolving line of credit, which can be utilized to provide up to $300.0 million in letters of credit, expiring on August 12, 2010. We hereinafter refer to these credit facilities collectively as our Credit Facilities. At September 30, 2007 and December 31, 2006, we had $58.0 million and $0, respectively, outstanding under the revolving line of credit. We had outstanding letters of credit of $110.9 million and $83.9 million at September 30, 2007 and December 31, 2006, respectively, which reduced borrowing capacity to $231.1 million and $316.1 million, respectively.
On August 7, 2007, we amended our Credit Facilities to, among other things, reduce the applicable margin applied to borrowings under the revolving line of credit, as well as extend the maturity date of the revolving line of credit by two years, to August 12, 2012. The amendment also eliminates all mandatory debt repayment requirements and the restriction on capital expenditures. The amendment further replaces the dollar limitation on acquisitions and certain restricted payments, with a limitation based on pro forma compliance with the required leverage ratio in both cases.
Borrowings under our Credit Facilities bear interest at a rate equal to, at our option, either (1) the base rate (which is based on the greater of the prime rate most recently announced by the administrative agent under our Credit Facilities or the Federal Funds rate plus 0.50%) or (2) London Interbank Offered Rate (“LIBOR”) plus an applicable margin determined by reference to the ratio of our total debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), which as of September 30, 2007 was 1.00% and 1.50% for borrowings under our revolving line of credit and term loan, respectively.
We may prepay loans under our Credit Facilities in whole or in part, without premium or penalty. During the three and nine months ended September 30, 2007, we made scheduled repayments of $1.4 million under our Credit Facilities. We have a scheduled repayment of $1.4 million due in the fourth quarter of 2007.
European Letter of Credit Facility
On September 14, 2007, we entered into an unsecured European Letter of Credit Facility (“European LOC”) to issue letters of credit in an aggregate face amount not to exceed €150.0 million at any time, with an initial commitment of €80.0 million. The aggregate commitment of the European LOC may be increased up to €150.0 million as may be agreed among the parties, and may be decreased by us at our option without any premium, fee or penalty. The European LOC will be used for contingent obligations solely in respect of surety and performance bonds, bank guarantees and similar obligations. We had outstanding letters of credit drawn on the European LOC of €25.3 million as of September 30, 2007. We will pay certain fees for the letters of credit written against the European LOC based upon the ratio of our total debt to consolidated EBITDA. As of September 30, 2007 the annual fees equaled 0.5% plus a fronting fee of 0.1%.
Our European LOC contains covenants restricting certain foreign subsidiaries’ ability to issue debt, incur liens, sell assets, merge, consolidate, make certain investments, pay dividends, enter into agreements with negative pledge clauses or engage in any business activity other than our existing business. The European LOC also incorporates by reference the covenants contained in our Credit Facilities.
Our European LOC includes events of default usual for these types of letter of credit facilities, including nonpayment of any fee or obligation, violation of covenants, incorrectness of representations and warranties, cross defaults and cross acceleration, bankruptcy, material judgments, ERISA events, actual or asserted invalidity of the guarantees and certain changes of control of our company. The occurrence of any event of default could result in the termination of the commitments and an acceleration of our obligations under the European LOC. We complied with the covenants through September 30, 2007.
6. Inventories
Inventories are stated at lower of cost or market. Cost is determined by the first-in, first-out method. Inventories, net consisted of the following:

	September 30,	December 31,
(Amounts in thousands)	2007	2006
Raw materials	$229,108	$167,224
Work in process	525,654	354,808
Finished goods	257,607	225,157
Less: Progress billings	(218,961)	(140,056)
Less: Excess and obsolete reserve	(63,537)	(59,760)

Inventories, net	$729,871	$547,373

7. Equity Method Investments
Summarized below is combined income statement information, based on the most recent financial information, for investments in entities we account for using the equity method:

	Three Months Ended September 30,
(Amounts in thousands)	2007	2006
Revenues	$102,805	$77,754
Gross profit	23,695	18,969
Income before provision for income taxes	16,307	10,930
Provision for income taxes	(5,586)	(3,515)

Net income	$10,721	$7,415

	Nine Months Ended September 30,
(Amounts in thousands)	2007	2006
Revenues	$281,207	$220,535
Gross profit	71,041	59,214
Income before provision for income taxes	46,874	35,300
Provision for income taxes	(14,820)	(10,875)

Net income	$32,054	$24,425

The provision for income taxes is based on the tax laws and rates in the countries in which our investees operate. The tax jurisdictions vary not only by their nominal rates, but also by the allowability of deductions, credits and other benefits. Our share of net income is reflected in our condensed consolidated statements of income.
8. Earnings Per Share
Basic and diluted earnings per weighted average share outstanding were calculated as follows:

	Three Months Ended September 30,
(Amounts in thousands, except per share data)	2007	2006
Income from continuing operations	$63,055	$28,474

Net earnings	63,055	29,279

Denominator for basic earnings per share — weighted average shares	56,421	55,701
Effect of potentially dilutive securities	799	1,411

Denominator for diluted earnings per share — weighted average shares	57,220	57,112

Earnings per share:
Basic:
Continuing operations	$1.12	$0.51
Discontinued operations	—	0.02

Net earnings	$1.12	$0.53

Diluted:
Continuing operations	$1.10	$0.49
Discontinued operations	—	0.02

Net earnings	$1.10	$0.51

	Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2007	2006
Income from continuing operations	$159,874	$80,682

Net earnings	159,874	81,487

Denominator for basic earnings per share — weighted average shares	56,401	55,623
Effect of potentially dilutive securities	849	1,377

Denominator for diluted earnings per share — weighted average shares	57,250	57,000

Earnings per share:
Basic:
Continuing operations	$2.83	$1.44
Discontinued operations	—	0.02

Net earnings	$2.83	$1.46

Diluted:
Continuing operations	$2.79	$1.41
Discontinued operations	—	0.02

Net earnings	$2.79	$1.43

Options outstanding with an exercise price greater than the average market price of the common stock were not included in the computation of diluted earnings per share. For the three and nine months ended both September 30, 2007 and 2006, we had no options to purchase common stock that were excluded from the computations of potentially dilutive securities.
9. Legal Matters and Contingencies
Asbestos
We are a defendant in a large number of pending lawsuits (which include, in many cases, multiple claimants) that seek to recover damages for personal injury allegedly caused by exposure to asbestos-containing products manufactured and/or distributed by us in the past. While the aggregate number of asbestos-related claims against us has declined in recent years, there can be no assurance that this trend will continue. Any such products were encapsulated and used only as components of process equipment, and we do not believe that any significant emission of respirable asbestos fibers occurred during the use of this equipment. We believe that a high percentage of the claims are covered by applicable insurance or indemnities from other companies.
Shareholder Litigation
In 2003, related lawsuits were filed in federal court in the Northern District of Texas (the “Court”), alleging that we violated federal securities laws. Since the filing of these cases, which have been consolidated, the lead plaintiff has amended its complaint several times. The lead plaintiff’s current pleading is the fifth consolidated amended complaint (the “Complaint”). The Complaint alleges that federal securities violations occurred between February 6, 2001 and September 27, 2002 and names as defendants our company, C. Scott Greer, our former Chairman, President and Chief Executive Officer, Renee J. Hornbaker, our former Vice President and Chief Financial Officer, PricewaterhouseCoopers LLP, our independent registered public accounting firm, and Banc of America Securities LLC and Credit Suisse First Boston LLC, which served as underwriters for our two public stock offerings during the relevant period. The Complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, and Sections 11 and 15 of the Securities Act of 1933. The lead plaintiff seeks unspecified compensatory damages, forfeiture by Mr. Greer and Ms. Hornbaker of unspecified incentive-based or equity-based compensation and profits from any stock sales, and recovery of costs. On November 22, 2005, the Court entered an order denying the defendants’ motions to dismiss the Complaint. We have subsequently filed other contested motions for the purpose of dismissing this case which are currently pending before the Court. The case had been set for trial on October 1, 2007, but on August 22, 2007, the Court stayed the trial and all pretrial proceedings pending its ruling on whether the case may be certified as a class action. We continue to believe that the lawsuit is without merit and are vigorously defending the case.

In 2005, a shareholder derivative lawsuit was filed purportedly on our behalf in the 193rd Judicial District of Dallas County, Texas. The lawsuit originally named as defendants Mr. Greer, Ms. Hornbaker, and former and current board members Hugh K. Coble, George T. Haymaker, Jr., William C. Rusnack, Michael F. Johnston, Charles M. Rampacek, Kevin E. Sheehan, Diane C. Harris, James O. Rollans and Christopher A. Bartlett. We have been named as a nominal defendant. Based primarily on the purported misstatements alleged in the above-described federal securities case, the original lawsuit asserted claims against the defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The plaintiff alleged that these purported violations of state law occurred between April 2000 and the date of suit. The plaintiff seeks on our behalf an unspecified amount of damages, injunctive relief and/or the imposition of a constructive trust on defendants’ assets, disgorgement of compensation, profits or other benefits received by the defendants from us and recovery of attorneys’ fees and costs. We strongly believe that the suit was improperly filed and filed a motion seeking dismissal of the case. The Court thereafter ordered the plaintiffs to replead. On October 11, 2007, the plaintiffs filed an amended petition adding new claims against the following additional defendants: Kathy Giddings, our former Vice-President and Corporate Controller; Bernard G. Rethore, our former Chairman and Chief Executive Officer; Banc of America Securities, LLC and Credit Suisse First Boston, LLC, which served as underwriters for our public stock offerings in November 2001 and April 2002, and PricewaterhouseCoopers, LLP, our independent registered public accounting firm.  None of the defendants have yet responded to the amended petition.
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
Oil-for-Food
On February 7, 2006, we received a subpoena from the SEC seeking documents and information relating primarily to products that our Dutch and French subsidiaries delivered to Iraq from 1996 through 2003 under the United Nations Oil-for-Food Program. We believe that the SEC’s investigation is focused primarily on whether any inappropriate payments were made to Iraqi officials in violation of the federal securities laws. We subsequently learned that the U.S. Department of Justice (“DOJ”) is investigating the same allegations. In addition, our Dutch and French subsidiaries have been contacted by governmental authorities in their respective countries concerning their involvement in the United Nations Oil-for-Food Program. These investigations include periods prior to, as well as subsequent to, our acquisition of these foreign operations involved in the investigations.
We believe that the U.S., Dutch and French governmental authorities are investigating other companies in connection with the United Nations Oil-for-Food Program.
We engaged outside counsel in February 2006 to conduct an investigation of our Dutch and French subsidiaries’ participation in the United Nations Oil-for-Food program. The Audit Committee of the Board of Directors has been regularly monitoring this situation since the receipt of the SEC subpoena and assumed direct oversight of the investigation in January 2007. This internal investigation is complete.
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

We have engaged in and made substantial progress in discussions with the SEC and DOJ in an effort to resolve their outstanding investigations on a negotiated basis. We also believe that the Dutch investigation has effectively concluded. We believe this investigation will be resolved with the Dutch subsidiary paying a penalty of approximately €265,000. We understand the remaining French investigation is ongoing. Accordingly we cannot predict the outcome of the French investigation at this time. If the French authorities take enforcement action with regard to its investigation, we may be subject to additional monetary and non-monetary penalties. We recorded expenses of approximately $8 million and $11 million in the three and nine months, respectively, ended September 30, 2007 for case resolution costs and related legal fees. We currently do not expect to incur further case resolution costs in this matter.
Export Compliance
In March 2006, we initiated a voluntary process to determine our compliance posture with respect to U.S. export control laws and regulations. Upon initial investigation, it appeared that some product transactions and technology transfers were not handled in full compliance with U.S. export control laws and regulations. As a result, in conjunction with outside counsel, we are currently involved in a voluntary systematic process to conduct further review, validation and voluntary disclosure of apparent export violations discovered as part of this review process. We have completed approximately two-thirds of the site visits scheduled as part of this voluntary disclosure process, but currently believe this process will not be substantially complete and the results of site visits will not be fully analyzed until the end of 2008, given the complexity of the export laws and the current scope of the investigation. Any apparent violations of U.S. export control laws and regulations that are identified, confirmed and disclosed to the U.S. government may result in civil or criminal penalties, including fines and/or other penalties. Although companies making voluntary export disclosures have historically received reduced penalties and certain mitigating credits, legislation enacted on October 16, 2007 increased the maximum penalty for certain export control violations (assessed on a per-shipment basis) to the greater of $250,000 or twice the value of the transaction. Because our review into this issue is ongoing, we are currently unable to definitively determine the extent of any apparent violations or the nature or total amount of penalties to which we might be subject to in the future. Given that the resolution of this matter is uncertain at this time, we are not able to reasonably estimate the maximum amount of liability that could result from final resolution of this matter. We cannot currently predict whether the ultimate resolution of this matter will have a material adverse effect on our business, including our ability to do business outside the U.S., our financial condition or our results of operations.
Other
We are currently involved as a potentially responsible party at four former public waste disposal sites that may be subject to remediation under pending government procedures. The sites are in various stages of evaluation by federal and state environmental authorities. The projected cost of remediation at these sites, as well as our alleged “fair share” allocation, is uncertain and speculative until all studies have been completed and the parties have either negotiated an amicable resolution or the matter has been judicially resolved. At each site, there are many other parties who have similarly been identified, and the identification and location of additional parties is continuing under applicable federal or state law. Many of the other parties identified are financially strong and solvent companies that appear able to pay their share of the remediation costs. Based on our information about the waste disposal practices at these sites and the environmental regulatory process in general, we believe that it is likely that ultimate remediation liability costs for each site will be apportioned among all liable parties, including site owners and waste transporters, according to the volumes and/or toxicity of the wastes shown to have been disposed of at the sites. We believe that our exposure for existing disposal sites will be less than $100,000.
In addition to the above public disposal sites, we received a Clean Up Notice on September 17, 2007 with respect to a site in Australia. The site was used for disposal of spent foundry sand. A risk assessment of the site is currently underway, but it will be several months before the assessment is completed. It is impossible to accurately quantify the potential liability associated with the site at this time, but it is not currently believed that it will be material.
We are also a defendant in several other lawsuits, including product liability claims that are insured, subject to the applicable deductibles, arising in the ordinary course of business. Based on currently available information, we believe that we have adequately accrued estimated probable losses for such lawsuits.
Although none of the aforementioned potential liabilities can be quantified with absolute certainty except as otherwise indicated above, we have established reserves covering exposures relating to contingencies, to the extent believed to be reasonably estimable and probable based on past experience and available facts. While additional exposures beyond these reserves could exist, they currently cannot be estimated. We will continue to evaluate these potential contingent loss exposures and, if they develop, recognize expense as soon as such losses become probable and can be reasonably estimated.

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
10. Retirement and Postretirement Benefits
Components of the net periodic cost for retirement and postretirement benefits for the three months ended September 30, 2007 and 2006 were as follows:

	U.S.		Non-U.S.		Postretirement
(Amounts in millions)	Defined Benefit Plans		Defined Benefit Plans		Medical Benefits
	2007	2006	2007	2006	2007	2006
Service cost	$4.9	$3.7	$1.0	$0.9	$—	$—
Interest cost	4.1	3.8	2.9	2.5	1.0	1.0
Expected return on plan assets	(4.2)	(3.9)	(1.8)	(1.4)	—	—
Amortization of unrecognized net loss	1.7	1.6	0.4	0.6	0.3	0.3
Amortization of prior service benefit	(0.3)	(0.3)	—	—	(1.1)	(1.1)

Net periodic cost recognized	$6.2	$4.9	$2.5	$2.6	$0.2	$0.2

Components of the net periodic cost for retirement and postretirement benefits for the nine months ended September 30, 2007 and 2006 were as follows:

	U.S.		Non-U.S.		Postretirement
(Amounts in millions)	Defined Benefit Plans		Defined Benefit Plans		Medical Benefits
	2007	2006	2007	2006	2007	2006
Service cost	$12.3	$11.1	$3.1	$3.0	$0.1	$—
Interest cost	12.3	11.6	8.7	7.4	2.9	2.9
Expected return on plan assets	(12.8)	(11.8)	(5.5)	(4.3)	—	—
Amortization of unrecognized net loss	4.6	4.8	1.3	1.9	0.8	0.8
Amortization of prior service benefit	(1.0)	(1.0)	—	—	(3.2)	(3.2)

Net periodic cost recognized	$15.4	$14.7	$7.6	$8.0	$0.6	$0.5

See additional discussion of our retirement and postretirement benefits in Note 12 to our consolidated financial statements included in our 2006 Annual Report.
11. Shareholders’ Equity
On September 29, 2006, the Board of Directors authorized a program to repurchase up to 2.0 million shares of our outstanding common stock by the end of the second quarter of 2007. Shares were repurchased to offset potentially dilutive effects of stock options issued under our equity-based compensation programs. To date, we have repurchased a total of 2.0 million shares and have concluded the program.
On both April 11, 2007 and July 11, 2007, we paid quarterly cash dividends of $0.15 per share to shareholders of record as of March 28, 2007 and June 27, 2007, respectively. On August 16, 2007, our Board of Directors authorized the payment of a quarterly cash dividend of $0.15 per share, which was paid on October 10, 2007 to shareholders of record as of September 26, 2007.
12. Income Taxes
For the three months ended September 30, 2007, we earned $95.0 million before taxes and provided for income taxes of $32.0 million, resulting in an effective tax rate of 33.7%. For the nine months ended September 30, 2007, we earned $232.0 million before taxes and provided for income taxes of $72.2 million, resulting in an effective tax rate of 31.1%. The effective tax rate varied from the U.S. federal statutory rate for the three and nine months ended September 30, 2007 primarily due to the net impact of foreign operations, changes in tax law, changes in valuation allowances and net favorable results from various tax audits.

For the three months ended September 30, 2006, we earned $45.3 million before taxes and provided for income taxes of $16.8 million, resulting in an effective tax rate of 37.1%. For the nine months ended September 30, 2006, we earned $135.5 million before taxes and provided for income taxes of $54.8 million, resulting in an effective tax rate of 40.5%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended September 30, 2006 primarily due to the tax impact of operating activities in certain non-U.S. jurisdictions for which a tax benefit was not recognized.
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
As of September 30, 2007, the amount of unrecognized tax benefits has increased by $14.5 million from January 1, 2007 due primarily to interest accrual on existing uncertain tax benefits, currency translation adjustments, and anticipated results of various tax audits. With limited exception, we are no longer subject to U.S. federal, state and local income tax audits for years through 2001 or non-U.S. income tax audits for years through 2000. Our U.S. income tax returns for 2002 through 2004 are currently under examination by the Internal Revenue Service (“IRS”). Additionally, we are currently under examination for various years in Germany, Italy, Canada, Venezuela and Argentina.
It is reasonably possible that within the next 12 months we and various taxing authorities will resolve some or all of the matters presently under audit, including a favorable resolution associated with the one-time repatriation of foreign profits in 2004, which was not previously recorded as a benefit. It is also reasonably possible that we will have the statute of limitations close in various taxing jurisdictions within the next 12 months. As such, we estimate we could record a reduction in our tax expense from $8 million to $16 million within the next 12 months.
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
We evaluate segment performance and allocate resources based on each segment’s operating income. Amounts classified as “All Other” include corporate headquarters costs and other minor entities that do not constitute separate segments. Intersegment sales and transfers are recorded at cost plus a profit margin, with the margin on such sales eliminated in consolidation.

The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements.

Three Months Ended September 30, 2007				Subtotal –
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in thousands)	Pump	Control	Solutions	Segments	All Other	Total
Sales to external customers	$496,171	$293,352	$127,671	$917,194	$2,053	$919,247
Intersegment sales	278	1,689	13,035	15,002	(15,002)	—
Segment operating income	68,895	41,101	30,413	140,409	(32,180)	108,229

Three Months Ended September 30, 2006				Subtotal –
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in thousands)	Pump	Control	Solutions	Segments	All Other	Total
Sales to external customers	$400,226	$257,317	$111,877	$769,420	$1,337	$770,757
Intersegment sales	1,037	554	11,014	12,605	(12,605)	—
Segment operating income	39,705	34,695	25,567	99,967	(38,090)	61,877

Nine Months Ended September 30, 2007				Subtotal –
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in thousands)	Pump	Control	Solutions	Segments	All Other	Total
Sales to external customers	$1,439,006	$844,071	$365,915	$2,648,992	$4,333	$2,653,325
Intersegment sales	1,294	4,652	38,458	44,404	(44,404)	—
Segment operating income	175,871	118,583	81,417	375,871	(103,310)	272,561

Nine Months Ended September 30, 2006				Subtotal –
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in thousands)	Pump	Control	Solutions	Segments	All Other	Total
Sales to external customers	$1,113,178	$726,075	$334,250	$2,173,503	$3,970	$2,177,473
Intersegment sales	3,102	1,944	31,828	36,874	(36,874)	—
Segment operating income	114,174	89,647	76,336	280,157	(103,803)	176,354

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
We experienced favorable conditions in 2006 in several of our core markets, specifically oil and gas, which has continued through the first nine months of 2007. The sustained increase in the price of crude oil and natural gas, in particular, has spurred capital investment by oil and gas companies, resulting in many new projects and expansion opportunities for us. Favorable market conditions have resulted in corresponding growth, much of which is in non-traditional areas of the world where new oil and gas reserves have been discovered. We believe the outlook for our business remains favorable; however, we believe that oil and gas prices will fluctuate in the future and such volatility could have a negative impact on our business in some or all of the geographical areas in which we conduct business. We and our customers are seeing rapid growth in the Middle East and Asia, with China providing a significant source of project growth as that country continues to develop. We continue to execute on our strategy to increase our presence in these regions to capture aftermarket business through our current installed base, as well as new projects and process plant expansions. The opportunity to increase our installed base of new products and drive recurring aftermarket business in future years is a critical by-product of these favorable market conditions. Although we have experienced strong demand for our products and services in recent periods, we face challenges affecting many companies in our industry and/or with significant international operations.
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
RESULTS OF OPERATIONS — Three and Nine months ended September 30, 2007 and 2006
Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended September 30,
(Amounts in millions)	2007	2006
Bookings	$1,061.0	$892.0
Sales	919.2	770.8

	Nine Months Ended September 30,
(Amounts in millions)	2007	2006
Bookings	$3,203.1	$2,682.6
Sales	2,653.3	2,177.5
We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacture, service or support. Bookings for the three months ended September 30, 2007 increased by $169.0 million, or 18.9%, as compared with the same period in 2006. The increase includes currency benefits of approximately $47 million. The increase is led by strength in chemical and water markets in Europe, the Middle East and Africa (“EMA”) for FPD and strength across all key valve markets for FCD. Strength in oil and gas and general industries markets continues to drive improved bookings in FSD. Original equipment bookings accounted for approximately three-quarters of the increase, and is attributable to both FPD and FCD.
Bookings for the nine months ended September 30, 2007 increased by $520.5 million, or 19.4%, as compared with the same period in 2006. The increase includes currency benefits of approximately $136 million. The increase is primarily attributable to continued strength in oil and gas, water, chemical and power markets in EMA, North America and Latin America for FPD and strength in the control valve markets for FCD. FSD is experiencing strong growth in both aftermarket and project bookings across all regions, which is attributable to chemical, general industries and oil and gas markets. Original equipment bookings accounted for approximately three-quarters of the increase, and is attributable to both FPD and FCD.
Sales for the three months ended September 30, 2007 increased by $148.4 million, or 19.3%, as compared with the same period in 2006. The increase includes currency benefits of approximately $40 million. The increase is primarily attributable to continued strength in the oil and gas markets, which has positively impacted both original equipment and aftermarket sales in North America and EMA for FPD, as well as original equipment sales in North America for FCD.
Sales for the nine months ended September 30, 2007 increased by $475.8 million, or 21.9%, as compared with the same period in 2006. The increase includes currency benefits of approximately $108 million. The increase is primarily attributable to continued strength in the oil and gas markets, which has positively impacted both original equipment and aftermarket sales in North America and EMA for FPD. Additionally, FCD is experiencing strong project sales across all markets.
Net sales to international customers, including export sales from the U.S., were approximately 66% and 65% of consolidated sales for the three and nine months ended September 30, 2007, respectively, which is comparable with the same periods in 2006.
Backlog represents the value of aggregate uncompleted customer orders. Backlog of $2.3 billion at September 30, 2007 increased by $639.0 million, or 39.2%, as compared with December 31, 2006. Currency effects provided an increase of approximately $113 million. The increase resulted primarily from increased bookings during the nine months ended September 30, 2007, as discussed above. The increase in total backlog also reflects an increase in orders for large engineered products, which naturally have longer lead times, as well as expanded lead times at the request of certain customers.
Gross Profit and Gross Profit Margin

	Three Months Ended September 30,
(Amounts in millions)	2007	2006
Gross profit	$313.6	$249.8
Gross profit margin	34.1%	32.4%

	Nine Months Ended September 30,
(Amounts in millions)	2007	2006
Gross profit	$881.5	$720.4
Gross profit margin	33.2%	33.1%
Gross profit for the three months ended September 30, 2007 increased by $63.8 million, or 25.5%, as compared with the same period in 2006. Gross profit margin for the three months ended September 30, 2007 of 34.1% increased from 32.4% for the same period in 2006. The increase in gross profit margin is primarily attributable to the rate of growth in aftermarket sales exceeding the rate of growth in original equipment sales, especially in FPD. As a result, aftermarket sales increased to 37% of total sales as compared with 36% of total sales for the same period in 2006. The aftermarket business consistently provides more favorable gross margins than original equipment sales. Gross profit margin was also positively impacted by higher sales, which favorably impacts absorption of fixed manufacturing costs, the successful implementation of various CIP and supply chain management initiatives by FCD. Our CIP initiative is driving increased throughput on existing capacity, reduced cycle time, lean manufacturing and reduced warranty costs. Our supply chain initiative is focused on materials cost savings through low cost supply sources, long-term supply agreements and product outsourcing.

Gross profit for the nine months ended September 30, 2007 increased by $161.1 million, or 22.4%, as compared with the same period in 2006. Gross profit margin for the nine months ended September 30, 2007 of 33.2% was comparable to the same period in 2006. Gross profit margin was positively impacted by higher sales, which favorably impacts our absorption of fixed manufacturing costs, and the successful implementation of various CIP and supply chain management initiatives by FCD. These improvements are offset by the rate of growth in original equipment sales exceeding the rate of growth in aftermarket sales, especially in FPD. As a result, original equipment sales increased to 63% of total sales as compared with 61% of total sales for the same period in 2006. Additionally, the growth in FPD, which has a lower gross profit margin on a higher base of sales than our other divisions, impacted overall gross profit margin.
Selling, General and Administrative Expense (“SG&A”)

	Three Months Ended September 30,
(Amounts in millions)	2007	2006
SG&A expense	$210.1	$191.3
SG&A expense as a percentage of sales	22.9%	24.8%

	Nine Months Ended September 30,
(Amounts in millions)	2007	2006
SG&A expense	$623.3	$555.2
SG&A expense as a percentage of sales	23.5%	25.5%
SG&A for the three months ended September 30, 2007 increased by $18.8 million, or 9.8%, as compared with the same period in 2006. Currency effects resulted in an increase of approximately $6 million. The increase in SG&A is primarily attributable to an increase in employee-related costs of $9.2 million due to continued investment in sales and engineering personnel and other in-house capabilities to drive long-term growth, as well as annual merit increases and equity compensation arising from improved performance and a higher stock price. A decrease of $3.0 million in audit fees was more than offset by an increase in other professional fees, including approximately $8 million in legal fees and accrued resolution costs to governmental authorities related to our foreign subsidiaries’ involvement with the United Nations Oil-for-Food Program, and fees related to research and development (“R&D”) and information technology infrastructure. SG&A as a percentage of sales for the three months ended September 30, 2007 improved 190 basis points as compared with the same period in 2006. The decrease is attributable to leverage from higher sales, as well as ongoing efforts to contain costs.
SG&A for the nine months ended September 30, 2007 increased by $68.1 million, or 12.3%, as compared with the same period in 2006. Currency effects resulted in an increase of approximately $18 million. The increase in SG&A is primarily attributable to an increase in employee-related costs of $35.8 million due to continued investment in sales and engineering personnel and other in-house capabilities to drive long-term growth, as well as annual merit increases and equity compensation arising from improved performance and a higher stock price. Third party commissions increased $4.7 million, in support of increased bookings and sales. A decrease of $11.5 million in audit fees was more than offset by an increase in other professional fees, including approximately $11 million in legal fees and accrued resolution costs to governmental authorities related to our foreign subsidiaries’ involvement with the United Nations Oil-for-Food Program, and fees related to R&D and information technology infrastructure. SG&A as a percentage of sales for the nine months ended September 30, 2007 improved 200 basis points as compared with the same period in 2006. The decrease is attributable to leverage from higher sales, as well as ongoing efforts to contain costs.
Net Earnings from Affiliates

	Three Months Ended September 30,
(Amounts in millions)	2007	2006
Net earnings from affiliates	$4.8	$3.3

	Nine Months Ended September 30,
(Amounts in millions)	2007	2006
Net earnings from affiliates	$14.3	$11.1

Net earnings from affiliates represents our joint venture interests in Asia and the Middle East. Net earnings from affiliates for the three months ended September 30, 2007 increased by $1.5 million as compared with the same period in 2006. The improvement in earnings is primarily attributable to an FCD joint venture in India and an FPD joint venture in Japan.
Net earnings from affiliates for the nine months ended September 30, 2007 increased by $3.2 million as compared with the same period in 2006. The improvement in earnings is primarily attributable to an FCD joint venture in India and FPD joint ventures in Japan and the United Arab Emirates.
Operating Income and Operating Margin

	Three Months Ended September 30,
(Amounts in millions)	2007	2006
Operating income	$108.2	$61.9
Operating margin	11.8%	8.0%

	Nine Months Ended September 30,
(Amounts in millions)	2007	2006
Operating income	$272.6	$176.4
Operating margin	10.3%	8.1%
Operating income for the three months ended September 30, 2007 increased by $46.3 million, or 74.8%, as compared with the same period in 2006. The increase includes currency benefits of approximately $8 million. The increase is primarily a result of the $63.8 million increase in gross profit, partially offset by the $18.8 million increase in SG&A, as discussed above. Operating margin increased 380 basis points, due primarily to the increase in gross profit margin and the decrease in SG&A as a percentage of sales, as discussed above.
Operating income for the nine months ended September 30, 2007 increased by $96.2 million, or 54.5%, as compared with the same period in 2006. The increase includes currency benefits of approximately $18 million. The increase is primarily a result of the $161.1 million increase in gross profit, partially offset by the $68.1 million increase in SG&A, as discussed above. Operating margin increased 220 basis points, due primarily to the decrease in SG&A as a percentage of sales, as discussed above.
Interest Expense and Interest Income

	Three Months Ended September 30,
(Amounts in millions)	2007	2006
Interest expense	$(15.3)	$(16.4)
Interest income	0.9	1.6

	Nine Months Ended September 30,
(Amounts in millions)	2007	2006
Interest expense	$(45.2)	$(48.3)
Interest income	2.5	3.8
Interest expense for the three months ended September 30, 2007 decreased by $1.1 million, as compared with the same period in 2006. The decrease is primarily attributable to lower average outstanding debt, as well as a lower average interest rate in 2007.
Interest expense for the nine months ended September 30, 2007 decreased by $3.1 million, as compared with the same period in 2006. The decrease is attributable to lower average outstanding debt. Approximately 67% of our debt was at fixed rates at September 30, 2007, including the effects of $415.0 million of notional interest rate swaps.
Interest income for the three and nine months ended September 30, 2007 decreased $0.7 million and $1.3 million, respectively, as compared with the same periods in 2006. The decrease is due primarily to a lower average cash balance.

Tax Expense and Tax Rate

	Three Months Ended September 30,
(Amounts in millions)	2007	2006
Provision for income tax	$32.0	$16.8
Effective tax rate	33.7%	37.1%

	Nine Months Ended September 30,
(Amounts in millions)	2007	2006
Provision for income tax	$72.2	$54.8
Effective tax rate	31.1%	40.5%
Our effective tax rate of 33.7% for the three months ended September 30, 2007 decreased from 37.1% for the same period in 2006. Our effective tax rate of 31.1% for the nine months ended September 30, 2007 decreased from 40.5% for the same period in 2006. The decreases are primarily due to the net impact of foreign operations, changes in tax law, changes in valuation allowances and net favorable results from various tax audits.
Other Comprehensive Income (Loss)

	Three Months Ended September 30,
(Amounts in millions)	2007	2006
Other comprehensive income (loss)	$21.8	$(3.4)

	Nine Months Ended September 30,
(Amounts in millions)	2007	2006
Other comprehensive income	$42.3	$21.9
Other comprehensive income for the three and nine months ended September 30, 2007 increased by $25.2 million and $20.4 million, respectively, as compared with the same periods in 2006. The weakening of the U.S. dollar exchange rate, primarily as compared to the Euro, during the three and nine months ended September 30, 2007 has been more significant as compared with the same periods in 2006, resulting in an increased impact of currency translation adjustments. The nine months ended September 30, 2007 also reflects a decline in interest rate hedging results as compared with the same period in 2006.
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

	Three Months Ended September 30,
(Amounts in millions)	2007	2006
Bookings	$594.9	$521.0
Sales	496.4	401.3
Gross profit	147.9	108.5
Gross profit margin	29.8%	27.0%
Operating income	68.9	39.7
Operating margin	13.9%	9.9%

	Nine Months Ended September 30,
(Amounts in millions)	2007	2006
Bookings	$1,869.3	$1,546.2
Sales	1,440.3	1,116.3
Gross profit	408.9	312.8
Gross profit margin	28.4%	28.0%
Operating income	175.9	114.2
Operating margin	12.2%	10.2%
Bookings for the three months ended September 30, 2007 increased by $73.9 million, or 14.2%, as compared with the same period in 2006. The increase includes currency benefits of approximately $29 million. The increase is attributable to EMA, which increased $72.0 million (including currency benefits of approximately $22 million). Both original equipment and aftermarket bookings continue to be strong, increasing 20% and 8%, respectively, as compared with the same period in 2006. Increased bookings were led by strength in chemical, water and general industry markets.
Bookings for the nine months ended September 30, 2007 increased by $323.1 million, or 20.9%, as compared with the same period in 2006. The increase includes currency benefits of approximately $86 million. The increase is attributable to EMA and North America, which increased $193.0 million (including currency benefits of approximately $74 million), and $101.7 million, respectively. Both original equipment and aftermarket bookings continue to be strong, increasing 25% and 16%, respectively, as compared with the same period in 2006. Increased bookings were led by continued strength in oil and gas, power and water markets.
Sales for the three months ended September 30, 2007 increased by $95.1 million, or 23.7%, as compared with the same period in 2006. The increase includes currency benefits of approximately $24 million. The increase is primarily attributable to EMA and North America, which increased $49.0 million (including currency benefits of approximately $18 million) and $32.6 million, respectively. Both original equipment and aftermarket sales show continued strength, increasing 21% and 30%, respectively, as compared with the same period in 2006. The primary driver of this improvement has been the continued strength in the oil and gas industry.
Sales for the nine months ended September 30, 2007 increased by $324.0 million, or 29.0%, as compared to the same period in 2006. The increase includes currency benefits of approximately $64 million. The increase is primarily attributable to EMA and North America, which increased $185.4 million (including currency benefits of approximately $53 million) and $108.1 million, respectively. Both original equipment and aftermarket sales show continued strength, increasing 38% and 19%, respectively, as compared with the same period in 2006. The increases in EMA and North America are due to strength in the oil and gas industry.
Gross profit for the three months ended September 30, 2007 increased by $39.4 million, or 36.3%, as compared with the same period in 2006. Gross profit margin for the three months ended September 30, 2007 of 29.8% increased from 27.0% for the same period in 2006. While both original equipment and aftermarket sales increased, aftermarket sales growth exceeded the growth in original equipment for the period. As a result, aftermarket sales increased to 42% of total sales as compared with 40% of total sales for the same period in 2006. The sales mix was also favorably impacted by the timing of certain large original equipment projects, which shipped in early October. The aftermarket business consistently provides more favorable gross margins than original equipment sales.
Gross profit for the nine months ended September 30, 2007 increased by $96.1 million, or 30.7%, as compared with the same period in 2006. Gross profit margin for the nine months ended September 30, 2007 of 28.4% increased from 28.0% for the same period in 2006. While both original equipment and aftermarket sales increased, year-to-date original equipment sales growth continues to exceed the growth in aftermarket for the period. As a result, original equipment sales increased to 59% of total sales as compared with 56% of total sales for the same period in 2006. The aftermarket business consistently provides more favorable gross margins than original equipment sales. This impact is partially offset by increased sales, which favorably increases our absorption of fixed manufacturing costs, and implantation of various CIP and supply chain initiatives.

Operating income for the three months ended September 30, 2007 increased by $29.2 million, or 73.6%, as compared with the same period in 2006. The increase includes currency benefits of approximately $4 million. The increase was due primarily to increased gross profit of $39.4 million, partially offset by a $10.8 million increase in SG&A. The increase in SG&A is primarily attributable to $4.9 million in higher selling costs, driven by an increase in sales and engineering personnel to support the global growth of our business and increased commissions resulting from increased sales levels, $0.8 million in additional R&D spending and improvements to our enterprise resource planning systems. SG&A as a percentage of sales for the three months ended September 30, 2007 improved 120 basis points as compared with the same period in 2006. The improvement in SG&A is attributable to leverage from higher sales, as well as ongoing efforts to contain costs.
Operating income for the nine months ended September 30, 2007 increased by $61.7 million, or 54.0%, as compared with the same period in 2006. The increase includes currency benefits of approximately $9 million. The increase was due primarily to increased gross profit of $96.1 million, partially offset by a $36.5 million increase in SG&A. The increase in SG&A is primarily attributable to $17.0 million in higher selling costs, driven by an increase in sales and engineering personnel to support the global growth of our business and increased commissions resulting from increased sales levels, $2.5 million in additional R&D spending and improvements to our enterprise resource planning systems. SG&A as a percentage of sales for the nine months ended September 30, 2007 improved 150 basis points as compared with the same period in 2006. The improvement in SG&A is attributable to leverage from higher sales, as well as ongoing efforts to contain costs.
Backlog of $1.8 billion at September 30, 2007 increased by $493.9 million, or 39.1%, as compared with December 31, 2006. Currency effects provided an increase of approximately $92 million. Backlog growth is primarily a result of the growth in bookings. The increase in backlog reflects an increase in orders of engineered products, which naturally have longer lead times, as well as expanded lead times at the request of certain customers.
Flow Control Division
Our second largest business segment is FCD, which designs, manufactures and distributes a broad portfolio of valve products, actuators and controls serving the oil and gas, power, chemical, mining and general industries. FCD leverages its experience and application know-how by offering a complete menu of engineered services to complement its expansive product portfolio. FCD has manufacturing and service facilities in 19 countries around the world, with only five of its 20 manufacturing operations located in the U.S. Based on independent industry sources, we believe that we are the third largest industrial valve supplier on a global basis.

	Three Months Ended September 30,
(Amounts in millions)	2007	2006
Bookings	$324.0	$264.3
Sales	295.0	257.9
Gross profit	101.1	88.2
Gross profit margin	34.3%	34.2%
Operating income	41.1	34.7
Operating margin	13.9%	13.5%

	Nine Months Ended September 30,
(Amounts in millions)	2007	2006
Bookings	$948.1	$805.9
Sales	848.7	728.0
Gross profit	295.6	249.9
Gross profit margin	34.8%	34.3%
Operating income	118.6	89.6
Operating margin	14.0%	12.3%
Bookings for the three months ended September 30, 2007 increased by $59.7 million, or 22.6%, as compared with the same period in 2006. This increase includes currency benefits of approximately $13 million. The growth in bookings is primarily attributable to the sustained strength across our key end markets. Increased project activity in the global oil and gas market, coupled with continued strength in the chemical industry, particularly in North America and Asia, contributed to growth in control valve bookings. Bookings improvement in the process valve market resulted from strength in the Chinese coal gasification and gas purification industries. Increased parts and services business for the North American nuclear and fossil fuel maintenance repair operations (“MRO”) business contributed to improved power valve bookings.

Bookings for the nine months ended September 30, 2007 increased by $142.2 million, or 17.6%, as compared with the same period in 2006. The increase includes currency benefits of approximately $39 million. The increase in bookings is primarily attributable to the control valve market, which realized continued growth in project business activity, most notably in the oil and gas markets across North America and the Middle East. Strength in the North American and Asian chemical markets contributed to growth in both control and process valve bookings. Strength in the aftermarket parts and services business drove improved bookings in the nuclear and fossil fuel power generation markets. Growth in China has contributed to bookings improvement across all aspects of our valve portfolio, most notably in the chemical and coal gasification industries.
Sales for the three months ended September 30, 2007 increased by $37.1 million, or 14.4%, as compared with the same period in 2006. The increase includes currency benefits of approximately $12 million. The growth in sales is principally the result of strong North American project sales, specifically in the oil and gas markets. Notable improvements were realized in the Chinese chemical industry, as well as increased strength in the steam systems market across Europe. Sales of process valves increased due to the shipment of several large chemical orders in China.
Sales for the nine months ended September 30, 2007 increased by $120.7 million, or 16.6%, as compared with the same period in 2006. The increase includes currency benefits of approximately $34 million. The increase is primarily attributable to the continued strength in both project and MRO business across all of our key end markets. Sales of control valves increased due to notable improvements in the Australian mining and Asian pulp and paper markets, and as a result of continued strength in the North American and Middle Eastern oil and gas markets. Fulfillment of significant Russian district heating orders placed in the later half of 2006 continues to contribute to the growth in power valve sales. As a result of an increase in MRO orders, which typically have a shorter lead time, we experienced an improved book-to-ship ratio, particularly in the North American power generation market. Our ability to implement modest price increases in the first quarter of 2007 has enabled us to mitigate the impact of increased metals and other supply chain costs.
Gross profit for the three months ended September 30, 2007 increased by $12.9 million, or 14.6%, as compared with the same period in 2006, due primarily to higher sales levels. Gross profit margin for the three months ended September 30, 2007 of 34.3% was comparable to the same period in 2006. The improvement in gross profit margin resulting from the improvement in sales, which favorably impacts our leverage of fixed manufacturing costs, was mostly offset by a stronger concentration of project mix in our sales for the quarter.
Gross profit for the nine months ended September 30, 2007 increased by $45.7 million, or 18.3%, as compared with the same period in 2006. Gross profit margin for the nine months ended September 30, 2007 of 34.8% increased from 34.3% for the same period in 2006. This increase reflects the aforementioned higher sales levels and implementation of various CIP and supply chain initiatives, as well as an increase in higher margin aftermarket MRO business.
Operating income for the three months ended September 30, 2007 increased by $6.4 million, or 18.4%, as compared with the same period in 2006. The increase includes currency benefits of approximately $2 million. The increase is principally attributable to the $12.9 million improvement in gross profit and an increase of $0.6 million in equity income generated by our joint venture in India. These increases were offset in part by higher SG&A costs, which increased $7.1 million as compared with the same period in 2006. Currency effects yielded an increase in SG&A of approximately $2 million. Increased SG&A costs were principally attributable to $3.8 million in higher selling costs, driven primarily by increased third party commissions resulting from increased sales and bookings levels, and $1.3 million in additional research and development (“R&D”) spending as compared with the same period in 2006.
Operating income for the nine months ended September 30, 2007 increased by $29.0 million, or 32.4%, as compared with the same period in 2006. The increase includes currency benefits of approximately $6 million. The increase is principally attributable to the aforementioned $45.7 million improvement in gross profit and an increase of $1.2 million in equity income generated by our joint venture in India. These increases were partially offset by $17.9 million of higher SG&A costs. Currency effects yielded an increase in SG&A of approximately $7 million. The increase in SG&A is primarily attributable to $10.7 million of increased selling costs, primarily related to increased salary cost and higher external commission expense resulting from increased sales and bookings levels and $3.5 million of increased R&D spending. Partially offsetting these increases was $1.3 million of realignment costs recorded in the second quarter of 2006 that did not recur.
Backlog of $430.6 million at September 30, 2007 increased by $116.3 million, or 37.0%, as compared with December 31, 2006. Currency effects provided an increase of approximately $17 million. The increase in backlog is primarily attributable to increased volume, an increase in the number of project orders and longer lead times in some of the more significant oil and gas projects.

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

	Three Months Ended September 30,
(Amounts in millions)	2007	2006
Bookings	$159.4	$125.6
Sales	140.7	122.9
Gross profit	64.5	55.8
Gross profit margin	45.8%	45.4%
Operating income	30.4	25.6
Operating margin	21.6%	20.8%

	Nine Months Ended September 30,
(Amounts in millions)	2007	2006
Bookings	$438.4	$376.2
Sales	404.4	366.1
Gross profit	182.9	164.1
Gross profit margin	45.2%	44.8%
Operating income	81.4	76.3
Operating margin	20.1%	20.9%
Bookings for the three months ended September 30, 2007 increased by $33.8 million, or 26.9%, as compared with the same period in 2006. This increase includes currency benefits of approximately $5 million. The increase is due primarily to a $32.7 million increase in customer bookings, including increases of $14.7 million and $18.0 million in project and aftermarket bookings, respectively. Growth in project bookings occurred primarily in North America, with smaller increases in Latin America and Asia. Our strongest rates of growth occurred in Latin America and Asia. Growth in aftermarket bookings occurred primarily in EMA and Asia. Success in the end user markets continues to be a strength.
Bookings for the nine months ended September 30, 2007 increased by $62.2 million, or 16.5%, as compared with the same period in 2006. This increase includes currency benefits of approximately $12 million. The increase is due primarily to a $55.4 million increase in customer bookings, including increases of $31.0 million and $24.4 million in project and aftermarket bookings, respectively. All regions have exhibited growth in project type customer bookings, with the strongest rates of growth occurring in Latin America’s oil and gas market and Asia’s oil and gas and mining markets. Increases in aftermarket customer bookings have occurred primarily in EMA and Asia.
Sales for the three months ended September 30, 2007 increased by $17.8 million, or 14.5%, as compared with the same period in 2006. This increase includes currency benefits of approximately $4 million. The increase is primarily attributable to increased customer project sales in North America. Our strongest rates of growth occurred in Latin America and Asia. In addition, expanded QRC capacity in EMA has enabled us to provide rapid turnarounds to our customers, significantly increasing our aftermarket sales in EMA.
Sales for the nine months ended September 30, 2007 increased by $38.3 million, or 10.5%, as compared with the same period in 2006. This increase includes currency benefits of approximately $11 million. The increase is primarily attributable to increased aftermarket customer sales in EMA. Increased customer project sales in North America and increases in both project and aftermarket customer sales in Latin America and Asia also contributed.
Gross profit for the three months ended September 30, 2007 increased by $8.7 million, or 15.6%, as compared with the same period in 2006. Gross profit margin for the three months ended September 30, 2007 of 45.8% increased from 45.4% for the same period in 2006. Gross profit for the nine months ended September 30, 2007 increased by $18.8 million, or 11.5%, as compared with the same period in 2006. Gross profit margin for the nine months ended September 30, 2007 of 45.2% increased from 44.8% for the same period in 2006. The improvements are due to a product shift towards the higher margin aftermarket business in EMA, which combined with a price increase earlier in 2007 and improved absorption of fixed manufacturing costs resulting from higher sales, has offset downward margin pressures related to materials costs and a shift in North American sales towards lower margin project business.

Operating income for the three months ended September 30, 2007 increased by $4.8 million, or 18.8%, as compared with the same period in 2006. This increase includes currency benefits of approximately $1 million. Operating income for the nine months ended September 30, 2007 increased by $5.1 million, or 6.7%, as compared with the same period in 2006. This increase includes currency benefits of approximately $3 million. The increase in gross profit discussed above was partially offset by increases in SG&A expenses as compared with the same periods in 2006. The increase in SG&A is attributable to an increase in sales and engineering personnel and related expenses to support the global growth of our business; improvements to our infrastructure, including increased capacity and enterprise resource planning system upgrades; and an increase in legal fees and expenses.
Backlog of $111.1 million at September 30, 2007 increased by $36.7 million, or 49.3%, as compared with December 31, 2006. Currency effects provided an increase of approximately $5 million. Backlog at September 30, 2007 and December 31, 2006 includes $22.6 million and $14.7 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog). Backlog growth is primarily a result of growth in project bookings with significantly longer lead times.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis

	Nine Months Ended September 30,
(Amounts in millions)	2007	2006
Net cash flows provided by operating activities	$45.1	$14.4
Net cash flows used by investing activities	(57.3)	(43.6)
Net cash flows provided (used) by financing activities	11.6	(15.7)
Cash generated by operations and borrowings available under our existing revolving credit facility are our primary sources of short-term liquidity. Our cash balance at September 30, 2007 was $71.1 million, as compared with $67.0 million at December 31, 2006.
The cash flows provided by operating activities for the first nine months of 2007 primarily reflect a $78.4 million increase in net income, offset by a $45.0 million decrease in cash flows from working capital, particularly due to higher inventory of $147.7 million, especially project-related inventory required to support future shipments of products in backlog, and higher accounts receivable of $119.0 million resulting primarily from increased sales. Partially offsetting this growth is an increase in accrued liabilities of $152.9 million due primarily to advanced cash received from our customers to support our increased investment in inventory. We also contributed $15.6 million to our U.S. pension plans during September 2007, as compared with $35.7 million in September 2006.
Our goal for days’ sales receivables outstanding (“DSO”) is 60 days. As of September 30, 2007, we achieved a DSO of 69 days as compared with 60 days as of September 30, 2006. For reference purposes based on 2007 sales, an improvement of one day could provide approximately $10 million in cash flow. Increases in inventory used $147.7 million of cash flow for the nine months ended September 30, 2007 compared with $101.1 million for the same period in 2006. Inventory turns were 3.3 times as of September 30, 2007, compared with 3.9 times as of September 30, 2006, reflecting the increase in inventory, partially offset by the increase in sales. Our calculation of inventory turns does not reflect the impact of advanced cash received from our customers. For reference purposes based on 2007 data, an improvement of one turn could yield approximately $169 million in cash flow.
Cash flows used by investing activities during the nine months ended September 30, 2007 were $57.3 million, as compared with $43.6 million for the same period in 2006. Capital expenditures during the nine months ended September 30, 2007 were $60.9 million, an increase of $17.4 million as compared with the same period in 2006, which reflects increased spending to support capacity expansion, enterprise resource planning application upgrades and information technology infrastructure.
Cash flows provided by financing activities during the nine months ended September 30, 2007 were $11.6 million, as compared with a use of $15.7 million for the same period in 2006. Cash inflows in 2007 were due primarily to $58.0 million in borrowings under our revolving line of credit. The borrowings were used primarily to fund increased working capital needs, share repurchases and increased capital spending. Cash outflows in 2007 include repurchase of common shares for $44.8 million and the payment of dividends of $17.2 million. Cash outflows in 2006 were due to net payments on long-term debt, including $10.9 million of mandatory repayments using the proceeds from the sale of GSG, as discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report.

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
On September 29, 2006, the Board of Directors authorized a program to repurchase up to 2.0 million shares of our outstanding common stock by the end of second quarter of 2007. Shares were repurchased to offset potentially dilutive effects of stock options issued under our equity-based compensation programs. To date, we have repurchased a total of 2.0 million shares and have concluded the program.
On both April 11, 2007 and July 11, 2007, we paid quarterly cash dividends of $0.15 per share to shareholders of record as of March 28, 2007 and June 27, 2007, respectively. On August 16, 2007, our Board of Directors authorized the payment of a quarterly cash dividend of $0.15 per share, which was paid on October 10, 2007 to shareholders of record as of September 26, 2007. While we currently intend to pay regular quarterly dividends in the foreseeable future, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on its assessment of our financial condition and business outlook at the applicable time.
Acquisitions and Dispositions
We regularly evaluate acquisition opportunities of various sizes. The cost and terms of any financing to be raised in conjunction with any acquisition, including our ability to raise economical capital, is a critical consideration in any such evaluation.
As disclosed on July 5, 2007, we sold a small production facility in La Chaux-de-Fonds, Switzerland and two small non-core product lines. As disclosed on September 14, 2007, we sold certain product distribution assets of our small non-core instrumentation and positioner facility in Karlstad, Sweden. The divested operations are insignificant to our continuing operations. The completion of these sales transactions did not have a material impact on our results of operations for the third quarter of 2007.
Capital Expenditures
Capital expenditures were $60.9 million for the nine months ended September 30, 2007 compared with $43.5 million for the same period in 2006. Capital expenditures in 2007 and 2006 have focused on capacity expansion, enterprise resource planning application upgrades, information technology infrastructure and cost reduction opportunities. For the full year 2007, our capital expenditures are expected to be between approximately $90 million and $100 million. Certain of our facilities may face capacity constraints in the foreseeable future, which may lead to higher capital expenditure levels.
Financing
Credit Facilities
On August 12, 2005, we entered into Credit Facilities comprised of a $600.0 million term loan maturing on August 10, 2012 and a $400.0 million revolving line of credit, which can be utilized to provide up to $300.0 million in letters of credit, expiring on August 12, 2010. At September 30, 2007 and December 31, 2006, we had $58.0 million and $0, respectively, outstanding under the revolving line of credit. We had outstanding letters of credit of $110.9 million and $83.9 million at September 30, 2007 and December 31, 2006, respectively, which reduced borrowing capacity to $231.1 million and $316.1 million, respectively.
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
Borrowings under our Credit Facilities bear interest at a rate equal to, at our option, either (1) the base rate (which is based on the greater of the prime rate most recently announced by the administrative agent under our Credit Facilities or the Federal Funds rate plus 0.50%) or (2) LIBOR plus an applicable margin determined by reference to the ratio of our total debt to consolidated EBITDA, which as of September 30, 2007 was 1.00% and 1.50% for borrowings under our revolving line of credit and term loan, respectively.

We may prepay loans under our Credit Facilities in whole or in part, without premium or penalty. During the three and nine months ended September 30, 2007, we made scheduled repayments of $1.4 million under our Credit Facilities. We have a scheduled repayment of $1.4 million due in the fourth quarter of 2007.
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
Additional discussion of our Credit Facilities, including amounts outstanding and applicable interest rates, is included in Note 5 to our condensed consolidated financial statements, included in this Quarterly Report.
We have entered into interest rate and currency swap agreements to hedge our exposure to cash flows related to our Credit Facilities. These agreements are more fully described in Note 4 to our condensed consolidated financial statements, included in this Quarterly Report, and in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below.
European Letter of Credit Facility
On September 14, 2007, we entered into an unsecured European LOC to issue letters of credit in an aggregate face amount not to exceed €150.0 million at any time, with an initial commitment of €80.0 million. The aggregate commitment of the European LOC may be increased up to €150.0 million as may be agreed among the parties, and may be decreased by us at our option without any premium, fee or penalty. The European LOC will be used for contingent obligations solely in respect of surety and performance bonds, bank guarantees and similar obligations. We had outstanding letters of credit drawn on the European LOC of €25.3 million as of September 30, 2007. We will pay certain fees for the letters of credit written against the European LOC based upon the ratio of our total debt to consolidated EBITDA. As of September 30, 2007 the annual fees equaled 0.5% plus a fronting fee of 0.1%.
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
Debt Covenants and Other Matters
Our Credit Facilities contain leverage and interest coverage financial covenants. Under the leverage covenant, the maximum permitted leverage ratio stepped down in the fourth quarter of 2006. On August 7, 2007 our Credit Facilities were amended to, among other things, permit a maximum leverage ratio of 3.25 times debt to EBITDA with no further reductions. Under the interest coverage covenant, the minimum required interest coverage ratio stepped up in the fourth quarter of 2006, with a further step-up beginning in the fourth quarter of 2007. Compliance with these financial covenants under our Credit Facilities is tested quarterly.
Our Credit Facilities include events of default usual for these types of credit facilities, including nonpayment of principal or interest, violation of covenants, incorrectness of representations and warranties, cross defaults and cross acceleration, bankruptcy, material judgments, Employee Retirement Income Security Act of 1974, as amended (“ERISA”), events, actual or asserted invalidity of the guarantees or the security documents, and certain changes of control of our company. The occurrence of any event of default could result in the acceleration of our and the guarantors’ obligations under the Credit Facilities. We complied with the covenants through September 30, 2007.
Our European LOC contains covenants restricting certain foreign subsidiaries ability to issue debt, incur liens, sell assets, merge, consolidate, make certain investments, pay dividends, enter into agreements with negative pledge clauses or engage in any business activity other than our existing business. The European LOC also incorporates by reference the covenants contained in our Credit Facilities.
Our European LOC includes events of default usual for these types of letter of credit facilities, including nonpayment of any fee or obligation, violation of covenants, incorrectness of representations and warranties, cross defaults and cross acceleration, bankruptcy, material judgments, ERISA events, actual or asserted invalidity of the guarantees and certain changes of control of our company. The occurrence of any event of default could result in the termination of the commitments and an acceleration of our obligations under the European LOC. We complied with the covenants through September 30, 2007.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our more critical accounting policies used in the preparation of the consolidated financial statements were discussed in our 2006 Annual Report. These critical policies, for which no significant changes have occurred in the three months ended September 30, 2007, include:
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
These risks are more fully discussed in, and all forward-looking statements should be read in light of, all of the factors discussed in Part I. “Item 1A. Risk Factors” included in this Quarterly Report, our 2006 Annual Report and our other filings with the SEC. The updated risk factors included in this Quarterly Report are presented in addition to the risk factors disclosed in our 2006 Annual Report except to the extent modified in this Quarterly Report.

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
Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our Credit Facilities, which bear interest based on floating rates. At September 30, 2007, after the effect of interest rate swaps, we had $199.8 million of variable rate debt obligations outstanding under our Credit Facilities with a weighted average interest rate of 6.72%. A hypothetical change of 100-basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by $1.5 million for the nine months ended September 30, 2007.
We are exposed to credit-related losses in the event of non-performance by counterparties to financial instruments including interest rate swaps, but we currently expect all counterparties will continue to meet their obligations given their creditworthiness. As of September 30, 2007 and December 31, 2006, we had $415.0 million and $435.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties with varying maturities through September 2010.
We employ a foreign currency risk management strategy to minimize potential losses in earnings or cash flows from unfavorable foreign currency exchange rate movements. These strategies also minimize potential gains from favorable exchange rate movements. Foreign currency exposures arise from transactions, including firm commitments and anticipated transactions, denominated in a currency other than an entity’s functional currency and from translation of foreign-denominated assets and liabilities into U.S. dollars. Based on a sensitivity analysis at September 30, 2007, a 10% change in the foreign currency exchange rates could impact our net income for the nine months ended September 30, 2007 by $14.3 million as shown below:

(Amounts in millions)
Euro	$8.6
Indian rupee	0.8
Australian dollar	0.7
Canadian dollar	0.7
Singapore dollar	0.6
Chinese yuan renminbi	0.4
Swiss franc	0.4
Argentina peso	0.3
Brazil real	0.3
Mexican peso	0.3
Venezuelan bolivar	0.3
Saudi Arabian riyal	0.2
South African rand	0.1
All other	0.6

Total	$14.3

Exposures are mitigated primarily with foreign currency forward contracts that generally have maturity dates of less than one year. Our policy allows foreign currency coverage only for identifiable foreign currency exposures, and changes in the fair values of these instruments are included in other income (expense), net in the accompanying condensed consolidated statements of income. As of September 30, 2007, we had a U.S. dollar equivalent of $380.9 million in outstanding forward contracts with third parties, compared with $433.7 million at December 31, 2006.
Generally, we view our investments in foreign subsidiaries from a long-term perspective, and therefore, do not hedge these investments. We use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary.

We realized net gains (losses) associated with foreign currency translation of $24.6 million and $(1.6) million for the three months ended September 30, 2007 and 2006, respectively, and $44.8 million and $21.4 million for the nine months ended September 30, 2007 and 2006, respectively, which are included in other comprehensive income (loss). Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of certain forward exchange contracts are included in our current period earnings. We recorded foreign currency net gains (losses) of $2.6 million and $(2.8) million for the three months ended September 30, 2007 and 2006, respectively, and $3.4 million and $4.0 million for the nine months ended September 30, 2007 and 2006, respectively, which is included in other income (expense), net in the accompanying condensed consolidated statements of income.
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
In connection with the preparation of this Quarterly Report, our management, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2007.
Changes in Internal Control Over Financial Reporting
There have been no material changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We are party to the legal proceedings that are described in Note 9 to our condensed consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report. In addition to the foregoing, we and our subsidiaries are named defendants in certain other lawsuits incidental to our business and are involved from time to time as parties to governmental proceedings all arising in the ordinary course of business. Although the outcome of lawsuits or other proceedings involving us and our subsidiaries cannot be predicted with certainty and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not expect these matters to have a material effect on our financial position, operating results or cash flows.
Asbestos
We are a defendant in a large number of pending lawsuits (which include, in many cases, multiple claimants) that seek to recover damages for personal injury allegedly caused by exposure to asbestos-containing products manufactured and/or distributed by us in the past. While the aggregate number of asbestos-related claims against us has declined in recent years, there can be no assurance that this trend will continue. Any such products were encapsulated and used only as components of process equipment, and we do not believe that any significant emission of respirable asbestos fibers occurred during the use of this equipment. We believe that a high percentage of the claims are covered by applicable insurance or indemnities from other companies.
Shareholder Litigation
In 2003, related lawsuits were filed in federal court in the Northern District of Texas (the “Court”), alleging that we violated federal securities laws. Since the filing of these cases, which have been consolidated, the lead plaintiff has amended its complaint several times. The lead plaintiff’s current pleading is the fifth consolidated amended complaint (the “Complaint”). The Complaint alleges that federal securities violations occurred between February 6, 2001 and September 27, 2002 and names as defendants our company, C. Scott Greer, our former Chairman, President and Chief Executive Officer, Renee J. Hornbaker, our former Vice President and Chief Financial Officer, PricewaterhouseCoopers LLP, our independent registered public accounting firm, and Banc of America Securities LLC and Credit Suisse First Boston LLC, which served as underwriters for our two public stock offerings during the relevant period. The Complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, and Sections 11 and 15 of the Securities Act of 1933. The lead plaintiff seeks unspecified compensatory damages, forfeiture by Mr. Greer and Ms. Hornbaker of unspecified incentive-based or equity-based compensation and profits from any stock sales, and recovery of costs. On November 22, 2005, the Court entered an order denying the defendants’ motions to dismiss the Complaint. We have subsequently filed other contested motions for the purpose of dismissing this case which are currently pending before the Court. The case had been set for trial on October 1, 2007, but on August 22, 2007, the Court stayed the trial and all pretrial proceedings pending its ruling on whether the case may be certified as a class action. We continue to believe that the lawsuit is without merit and are vigorously defending the case.
In 2005, a shareholder derivative lawsuit was filed purportedly on our behalf in the 193rd Judicial District of Dallas County, Texas. The lawsuit originally named as defendants Mr. Greer, Ms. Hornbaker, and former and current board members Hugh K. Coble, George T. Haymaker, Jr., William C. Rusnack, Michael F. Johnston, Charles M. Rampacek, Kevin E. Sheehan, Diane C. Harris, James O. Rollans and Christopher A. Bartlett. We have been named as a nominal defendant. Based primarily on the purported misstatements alleged in the above-described federal securities case, the original lawsuit asserted claims against the defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The plaintiff alleged that these purported violations of state law occurred between April 2000 and the date of suit. The plaintiff seeks on our behalf an unspecified amount of damages, injunctive relief and/or the imposition of a constructive trust on defendants’ assets, disgorgement of compensation, profits or other benefits received by the defendants from us and recovery of attorneys’ fees and costs. We strongly believe that the suit was improperly filed and filed a motion seeking dismissal of the case. The Court thereafter ordered the plaintiffs to replead. On October 11, 2007, the plaintiffs filed an amended petition adding new claims against the following additional defendants: Kathy Giddings, our former Vice-President and Corporate Controller; Bernard G. Rethore, our former Chairman and Chief Executive Officer; Banc of America Securities, LLC and Credit Suisse First Boston, LLC, which served as underwriters for our public stock offerings in November 2001 and April 2002, and PricewaterhouseCoopers, LLP, our independent registered public accounting firm.  None of the defendants have yet responded to the amended petition.

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
Oil-for-Food
On February 7, 2006, we received a subpoena from the SEC seeking documents and information relating primarily to products that our Dutch and French subsidiaries delivered to Iraq from 1996 through 2003 under the United Nations Oil-for-Food Program. We believe that the SEC’s investigation is focused primarily on whether any inappropriate payments were made to Iraqi officials in violation of the federal securities laws. We subsequently learned that the U.S. Department of Justice (“DOJ”) is investigating the same allegations. In addition, our Dutch and French subsidiaries have been contacted by governmental authorities in their respective countries concerning their involvement in the United Nations Oil-for-Food Program. These investigations include periods prior to, as well as subsequent to, our acquisition of these foreign operations involved in the investigations.
We believe that the U.S., Dutch and French governmental authorities are investigating other companies in connection with the United Nations Oil-for-Food Program.
We engaged outside counsel in February 2006 to conduct an investigation of our Dutch and French subsidiaries’ participation in the United Nations Oil-for-Food program. The Audit Committee of the Board of Directors has been regularly monitoring this situation since the receipt of the SEC subpoena and assumed direct oversight of the investigation in January 2007. This internal investigation is complete.
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
We have engaged in and made substantial progress in discussions with the SEC and DOJ in an effort to resolve their outstanding investigations on a negotiated basis. We also believe that the Dutch investigation has effectively concluded. We believe this investigation will be resolved with the Dutch subsidiary paying a penalty of approximately €265,000. We understand the remaining French investigation is ongoing. Accordingly we cannot predict the outcome of the French investigation at this time. If the French authorities take enforcement action with regard to its investigation, we may be subject to additional monetary and non-monetary penalties. We recorded expenses of approximately $8 million and $11 million in the three and nine months, respectively, ended September 30, 2007 for case resolution costs and related legal fees. We currently do not expect to incur further case resolution costs in this matter.

Export Compliance
In March 2006, we initiated a voluntary process to determine our compliance posture with respect to U.S. export control laws and regulations. Upon initial investigation, it appeared that some product transactions and technology transfers were not handled in full compliance with U.S. export control laws and regulations. As a result, in conjunction with outside counsel, we are currently involved in a voluntary systematic process to conduct further review, validation and voluntary disclosure of apparent export violations discovered as part of this review process. We have completed approximately two-thirds of the site visits scheduled as part of this voluntary disclosure process, but currently believe this process will not be substantially complete and the results of site visits will not be fully analyzed until the end of 2008, given the complexity of the export laws and the current scope of the investigation. Any apparent violations of U.S. export control laws and regulations that are identified, confirmed and disclosed to the U.S. government may result in civil or criminal penalties, including fines and/or other penalties. Although companies making voluntary export disclosures have historically received reduced penalties and certain mitigating credits, legislation enacted on October 16, 2007 increased the maximum penalty for certain export control violations (assessed on a per-shipment basis) to the greater of $250,000 or twice the value of the transaction. Because our review into this issue is ongoing, we are currently unable to definitively determine the extent of any apparent violations or the nature or total amount of penalties to which we might be subject to in the future. Given that the resolution of this matter is uncertain at this time, we are not able to reasonably estimate the maximum amount of liability that could result from final resolution of this matter. We cannot currently predict whether the ultimate resolution of this matter will have a material adverse effect on our business, including our ability to do business outside the U.S., our financial condition or our results of operations.
Other
We are currently involved as a potentially responsible party at four former public waste disposal sites that may be subject to remediation under pending government procedures. The sites are in various stages of evaluation by federal and state environmental authorities. The projected cost of remediation at these sites, as well as our alleged “fair share” allocation, is uncertain and speculative until all studies have been completed and the parties have either negotiated an amicable resolution or the matter has been judicially resolved. At each site, there are many other parties who have similarly been identified, and the identification and location of additional parties is continuing under applicable federal or state law. Many of the other parties identified are financially strong and solvent companies that appear able to pay their share of the remediation costs. Based on our information about the waste disposal practices at these sites and the environmental regulatory process in general, we believe that it is likely that ultimate remediation liability costs for each site will be apportioned among all liable parties, including site owners and waste transporters, according to the volumes and/or toxicity of the wastes shown to have been disposed of at the sites. We believe that our exposure for existing disposal sites will be less than $100,000.
In addition to the above public disposal sites, we have received a Clean Up Notice on September 17, 2007 with respect to a site in Australia. The site was used for disposal of spent foundry sand. A risk assessment of the site is currently underway, but it will be several months before the assessment is completed. It is impossible to accurately quantify the potential liability associated with the site at this time, but it is not currently believed that it will be material.
We are also a defendant in several other lawsuits, including product liability claims that are insured, subject to the applicable deductibles, arising in the ordinary course of business. Based on currently available information, we believe that we have adequately accrued estimated probable losses for such lawsuits.
Although none of the aforementioned potential liabilities can be quantified with absolute certainty except as otherwise indicated above, we have established reserves covering exposures relating to contingencies, to the extent believed to be reasonably estimable and probable based on past experience and available facts. While additional exposures beyond these reserves could exist, they currently cannot be estimated. We will continue to evaluate these potential contingent loss exposures and, if they develop, recognize expense as soon as such losses become probable and can be reasonably estimated.
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
Item 1A. Risk Factors.
There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to other information set forth in this Quarterly Report, you should carefully read and consider “Item 1A. Risk Factors” in Part I, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our 2006 Annual Report and the risk factors described in our other filings with the SEC, which contain a description of significant factors that might cause the actual results of operations in future periods to differ materially from those currently expected or desired. Set forth below are two risk factors that have been modified or have materially changed from the risk factors discussed in our 2006 Annual Report and subsequently updated in our quarterly report on Form 10-Q for the period ending March 30, 2007. The risks described in this Quarterly Report and in our 2006 Annual Report are not the only risks we face. Additional risks and uncertainties are currently deemed immaterial based on management’s assessment of currently available information, which remains subject to change, however, new risks that are currently unknown to us may surface in the future which materially adversely affect our business, financial condition, results of operations or cash flow in the future.

The ongoing domestic and foreign government investigations regarding our participation in the United Nations Oil-for-Food Program could materially adversely affect our Company.
On February 7, 2006, we received a subpoena from the SEC seeking documents and information relating primarily to products that our Dutch and French subsidiaries delivered to Iraq from 1996 through 2003 under the United Nations Oil-for-Food Program. We believe that the SEC’s investigation is focused primarily on whether any inappropriate payments were made to Iraqi officials in violation of the federal securities laws. We subsequently learned that the U.S. Department of Justice (“DOJ”) is investigating the same allegations. In addition, our Dutch and French subsidiaries have been contacted by governmental authorities in their respective countries concerning their involvement in the United Nations Oil-for-Food Program. These investigations include periods prior to, as well as subsequent to, our acquisition of these foreign operations involved in the investigations.
We believe that the U.S., Dutch and French governmental authorities are investigating other companies in connection with the United Nations Oil-for-Food Program.
We engaged outside counsel in February 2006 to conduct an investigation of our Dutch and French subsidiaries’ participation in the United Nations Oil-for-Food program. The Audit Committee of the Board of Directors has been regularly monitoring this situation since the receipt of the SEC subpoena and assumed direct oversight of the investigation in January 2007. This internal investigation is complete.
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
We have engaged in and made substantial progress in discussions with the SEC and DOJ in an effort to resolve their outstanding investigations on a negotiated basis. We also believe that the Dutch investigation has effectively concluded. We believe this investigation will be resolved with the Dutch subsidiary paying a penalty of approximately €265,000. We understand the remaining French investigation is ongoing. Accordingly we cannot predict the outcome of the French investigation at this time. If the French authorities take enforcement action with regard to its investigation, we may be subject to additional monetary and non-monetary penalties. We recorded expenses of approximately $8 million and $11 million in the three and nine months, respectively, ended September 30, 2007 for case resolution costs and related legal fees. We currently do not expect to incur further case resolution costs in this matter.
Potential noncompliance with U.S. export control laws could materially adversely affect our business
In March 2006, we initiated a voluntary process to determine our compliance posture with respect to U.S. export control laws and regulations. Upon initial investigation, it appeared that some product transactions and technology transfers were not handled in full compliance with U.S. export control laws and regulations. As a result, in conjunction with outside counsel, we are currently involved in a voluntary systematic process to conduct further review, validation and voluntary disclosure of apparent export violations discovered as part of this review process. We have completed approximately two-thirds of the site visits scheduled as part of this voluntary disclosure process, but currently believe this process will not be substantially complete and the results of site visits will not be fully analyzed until the end of 2008, given the complexity of the export laws and the current scope of the investigation. Any apparent violations of U.S. export control laws and regulations that are identified, confirmed and disclosed to the U.S. government may result in civil or criminal penalties, including fines and/or other penalties. Although companies making voluntary export disclosures have historically received reduced penalties and certain mitigating credits, legislation enacted on October 16, 2007 increased the maximum penalty for certain export control violations (assessed on a per-shipment basis) to the greater of $250,000 or twice the value of the transaction. Because our review into this issue is ongoing, we are currently unable to definitively determine the extent of any apparent violations or the nature or total amount of penalties to which we might be subject to in the future. Given that the resolution of this matter is uncertain at this time, we are not able to reasonably estimate the maximum amount of liability that could result from final resolution of this matter. We cannot currently predict whether the ultimate resolution of this matter will have a material adverse effect on our business, including our ability to do business outside the U.S., our financial condition or our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.
Item 6. Exhibits.
Set forth below is a list of exhibits included as part of this Quarterly Report:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Flowserve Corporation, filed as Exhibit 3(i) to Flowserve Corporation’s Current Report on Form 8-K/A, dated August 16, 2006.

3.6	Amended and Restated By-Laws of Flowserve Corporation, as amended, filed as Exhibit 2.1 to Flowserve Corporation’s Current Report on Form 8-K, dated August 16, 2007.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWSERVE CORPORATION (Registrant)
Date: November 1, 2007	/s/ Lewis M. Kling
Lewis M. Kling
President, Chief Executive Officer and Director

Date: November 1, 2007	/s/ Mark A. Blinn
Mark A. Blinn
Senior Vice President and Chief Financial Officer

Exhibits Index

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Flowserve Corporation, filed as Exhibit 3(i) to Flowserve Corporation’s Current Report on Form 8-K/A, dated August 16, 2006.

3.6	Amended and Restated By-Laws of Flowserve Corporation, as amended, filed as Exhibit 2.1 to Flowserve Corporation’s Current Report on Form 8-K, dated August 16, 2007.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.