Form 10-K
period 2007-12-31
FLOWSERVE CORP
filed 2008-02-27
CIK 30625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-13179

FLOWSERVE CORPORATION
(Exact name of registrant as specified in its charter)

New York	31-0267900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5215 N. O’Connor Boulevard	75039
Suite 2300, Irving, Texas	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(972) 443-6500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1.25 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company.  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price of the registrant’s common stock as reported on June 29, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $2,962,922,417. For purposes of the foregoing calculation only, all directors, executive officers and known 5% beneficial owners have been deemed affiliates.

Number of the registrant’s common shares outstanding as of February 26, 2008 was 57,324,322.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the definitive proxy statement for the registrant’s Annual Meeting of Shareholders to be held on May 30, 2008 is incorporated by reference into Part III hereof.

FLOWSERVE CORPORATION
FORM 10-K

i

PART I

ITEM 1.	BUSINESS.

GENERAL

Flowserve Corporation is a world leading manufacturer and aftermarket service provider of comprehensive flow control systems. Unless the context otherwise indicates, references herein to “Flowserve,” “the Company” and such words as “we,” “our” and “us” include Flowserve Corporation and its subsidiaries. We were incorporated in the State of New York on May 1, 1912. We develop and manufacture precision-engineered flow control equipment, such as pumps, valves and seals, for critical service applications that require high reliability. We use our manufacturing platform to offer a broad array of aftermarket equipment services, such as installation, advanced diagnostics, repair and retrofitting. We utilize a footprint of Quick Response Centers (“QRCs”) around the globe to deliver these aftermarket services.

We sell our products and services to more than 10,000 companies, including some of the world’s leading engineering and construction firms, original equipment manufacturers, distributors and end users. Our products and services are used in several distinct industries across a broad geographic reach. Our bookings mix by industry in 2007 consisted of:

• oil and gas	39%
• chemical	19%
• general industries(1)	24%
• power generation	12%
• water treatment	6%

The breakdown of the geographic regions to which our sales were shipped in 2007 were as follows:

• North America	39%
• Europe	26%
• Middle East and Africa	13%
• Asia Pacific	15%
• Latin America	7%

(1)	General industries also includes sales to distributors, whose end customers operate in the industries we primarily serve.

We have pursued a strategy of industry diversity and geographic breadth to mitigate the impact on our business of an economic downturn in any one of the industries or in any particular part of the world we serve. For information on our sales and long-lived assets by geographic areas, see Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2007 (“Annual Report”).

We conduct our operations through three business segments:

•	Flowserve Pump Division (“FPD”) for engineered pumps, industrial pumps and related services;

•	Flow Control Division (“FCD”) for engineered and industrial valves, control valves, actuators and controls and related services; and

•	Flow Solutions Division (“FSD”) for precision mechanical seals and related products and services.

FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS

In addition to the information presented below, Note 17 “Business Segment Information” of the notes to our consolidated financial statements contains additional information about our business segments and geographic areas in which we have conducted business for fiscal years 2007, 2006 and 2005.

FLOWSERVE PUMP DIVISION

Through FPD, we design, manufacture, distribute and service engineered and industrial pumps and pump systems, submersible motors, replacement parts and related equipment, principally to industrial markets. FPD’s products and services are primarily used by companies that operate in the oil and gas, chemical processing, power generation, water treatment and general industrial markets. Our pump systems and components are currently manufactured at 28 plants worldwide, of which 8 are located in North America, 11 in Europe and 9 in Latin America and Asia. We also manufacture a small portion of our pumps through several existing foreign joint ventures. We market our pump products through our worldwide sales force and our regional service and repair centers or through independent distributors and sales representatives.

In April 2007, Flowserve entered into a joint venture agreement with Changsha Pump Works, a Chinese pump manufacturer that is owned by Xiangtan Electric Manufacturing Co. This joint venture will focus on the domestic Chinese power and water markets and will add approximately 2.7 million square feet in manufacturing capacity, which will be brought online in late 2008. This relationship with Changsha Pump Works also expands our operational platform to support low-cost sourcing initiatives and capacity demands for markets outside China.

In June 2006, Flowserve entered into a joint venture agreement with the Al Rashaid Group to build the largest original pump equipment service and repair and learning center facility in Saudi Arabia. In addition to service and repair, the facility is designed to have the capability to engineer, assemble and test new and upgraded pumping equipment. Construction of the 220,660 square feet complex will be located at the Al Rashaid Oil Field Center in Dhahran, Saudi Arabia and should be completed by the end of second quarter of 2008.

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
• Horizontal Between Bearing Multi stage
• Vertical
• Submersible Motor
• Nuclear

FPD Brand Names

• ACEC	• Pleuger
• Aldrich	• Scienco
• Byron Jackson	• Sier-Bath
• Cameron	• TKL
• Durco	• United Centrifugal
• Duriron	• Western Land Roller
• Flowserve	• Wilson-Snyder
• IDP	• Worthington
• Jeumont-Schneider	• Worthington-Simpson
• Pacific

FPD Services

We provide engineered aftermarket services through our global network of 76 service centers and QRCs, some of which are co-located in a manufacturing facility, in 28 countries. Our FPD service personnel provide a comprehensive set of equipment maintenance services for flow management control systems, including repair, advanced diagnostics, installation, commissioning, re-rate and retrofit programs, machining and full service solution offerings. A large portion of our FPD service work is performed on a quick response basis, and we offer 24-hour service in all of our major markets.

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

We are prominent in the development of equipment and systems to harness alternative and renewable energy sources. One such project is the German Geothermal Motor Development (“GGMD”) program. One of our pump engineering teams has focused on the challenges of reliably pumping geothermal product fluid at elevated temperatures. The design review was completed in September 2007 and a field test unit is expected to be installed in September 2008. The standard expectation by customers of an equipment life performance of six to 12 months will be more than surpassed by our product’s performance expectancy of three to five years of continuous operation before maintenance or replacement. The GGMD program is expected to result in as many as four U.S. patent applications.

In addition to product and technology development, FPD research and development personnel continue to support many of the organizations leading the industry (HI, API, ISO, Europump) and have been recognized as leaders in pump technology. For example, Bruno Schiavello, our hydraulics specialist, was awarded the prestigious 2006 ASME Fluids Machinery Design Award for his many years of service in the fluids design discipline.

None of these newly developed pump products or services required the investment of a material amount of our assets or was otherwise material.

FPD Customers

FPD’s customer mix is diversified, including leading engineering procurement and construction firms, original equipment manufacturers, distributors and end users. Our sales mix of original equipment (“OE”) products and aftermarket products and services diversifies our business and somewhat mitigates the impact of economic cycles in our business.

FPD Competition

The pump industry is highly fragmented, with more than 100 competitors. We compete, however, primarily against a relatively limited number of large companies operating on a global scale. Competition is generally based on delivery times, expertise, price, breadth of product offerings, contractual terms, previous installation history and reputation for quality. Some of our largest pump industry competitors include ITT Industries, Ebara Corporation, KSB Inc., The Weir Group PLC, Sulzer Pumps and United Technologies Corporation.

The pump industry has undergone considerable consolidation in recent years, primarily caused by (i) the need to lower costs through reduction of excess capacity and (ii) customers’ preference to align with global full service suppliers in simplifying their supplier base. Despite the consolidation activity, the market remains highly competitive. Based on independent industry sources, we believe that we are the largest pump manufacturer serving the oil, chemical and power generation industries, and the third largest pump manufacturer overall. We believe that our broad range of pumps for the oil, power and chemical industries, our strong customer relationships, our more than

100 years of experience in pumping equipment, and our reputation for providing quality engineering solutions are our major sources of competitive advantage.

FPD Backlog

FPD’s backlog of orders as of December 31, 2007 was $1.8 billion, compared with $1.3 billion as of December 31, 2006. We expect to ship over 87% of our December 31, 2007 backlog during 2008.

FLOW CONTROL DIVISION

FCD, the second largest business segment within Flowserve, designs, manufactures and distributes a broad portfolio of industrial valve products, including actuators, controls and related equipment. In addition, FCD offers energy management products such as steam traps and condensate recovery systems. FCD leverages its experience and application know-how by offering a complete menu of engineered services to complement its expansive product portfolio. FCD products used to control, direct, and manage the flow of liquids and gases, are an integral part of any flow control system. Typically, our valve products are customized, being engineered to perform specific functions within each of our customer’s unique flow control environments.

Our products are primarily used by companies that operate in the chemical, power generation (nuclear, fossil, coal gasification and renewable), oil and gas and general industries including aerospace, water, mining and pharmaceutical. We have 40 sites worldwide, including 20 principal manufacturing facilities, of which five are located in the United States (“U.S.”), and 20 QRCs. A small portion of our valves are produced through a foreign joint venture.

FCD Products

Together, our valve, actuator steam trap, and automated valve accessory offerings represent one of the most comprehensive product portfolios in the flow control industry. Our products are used in a wide variety of applications, from the more customary general service operations to the most extreme of environments, involving high degrees of corrosion, temperatures and/or pressures. FCD’s “smart” valve technologies, which integrate high technology sensors, microprocessor controls and digital positioners into a high performance control valve, permit real time system analysis, system warnings and remote services. These “smart” valve technologies were developed in response to the growing demand for increased automation, improved process control efficiency and digital communications at the plant level. We are committed to further enhancing the quality of our product portfolio by continuing to upgrade our existing offerings with cutting-edge technologies.

The following is a summary list of our generally available valve products and globally recognized brands:

FCD Product Types

• Actuators and Accessories	• Gate Valves
• Control Valves	• Globe Valves
• Ball Valves	• Check Valves
• Lubricated Plug Valves	• Steam Traps
• Butterfly Valves	• Manual Quarter-Turn Valves
• Condensate and Energy Recovery Systems	• Valve Automation Systems
• Pneumatic Positioners	• Valve/Actuator Software
• Electro Pneumatic Positioners	• Nuclear Valves
• Smart Valves	• Quarter-Turn Actuators
• Digital Communications	• Valve Repair Services

FCD Brand Names

• Accord	• NAF
• Anchor/Darling	• NAVAL
• Argus	• Noble Alloy
• Atomac	• Norbro
• Automax	• Nordstrom
• Battig	• PMV
• Durco	• P+W
• Edward	• Serck Audco
• Gestra	• Schmidt Armaturen
• Kammer	• Valtek
• Limitorque	• Vogt
• McCANNA/MARPAC	• Worcester Controls

FCD Services

We provide aftermarket products and services through our network of 20 service centers located throughout the world. Our service personnel provide a comprehensive set of equipment maintenance services for flow control systems, including advanced diagnostics repair, installation, commissioning, retrofit programs and field machining capabilities. A large portion of our service work is performed on a quick response basis, including 24-hour service in all of our major markets. We believe our ability to offer these types of services provides us with a unique competitive advantage and unparalleled access to our customers’ installed base of flow control products.

FCD New Product Development

Our research and development investment has been targeted in areas that will advance our technological leadership and further differentiate our competitive advantage from a product perspective. The investment priority has been focused on significantly enhancing the digital integration and interoperability of the valve top works (positioners, actuators, limit switches and associated accessories) with Distributed Control Systems (“DCS”). Our efforts in this area continue to pursue the development and deployment of next-generation hardware and software for valve diagnostics, and the integration of the resulting device intelligence through the DCS to provide a practical and effective asset management capability for the end-user. In addition to developing these new capabilities and value-added services, our investments also include product portfolio expansion and fundamental research in material sciences in order to increase the temperature, pressure, and erosion-resistance limits of existing products. These investments are made by adding new resources and talent to the organization, as well as leveraging the experience of FPD and FSD and increasing our collaboration with third parties. We expect to continue our research and development investments in the areas discussed above.

None of these newly developed valve products or services required the investment of a material amount of our assets or was otherwise material.

FCD Customers

FCD’s customer mix spans several industries, including the chemical, oil and gas, power, water and general industries. FCD’s product mix includes original equipment and aftermarket parts and services. FCD contracts with a variety of customers, ranging from engineering, procurement and construction companies, to distributors and end-users.

FCD Competition

While in recent years the valve market has undergone a significant amount of consolidation, in relative terms, the market remains highly fragmented. Some of the largest valve industry competitors include Crane Co., Dresser Inc., Emerson, Kitz and Tyco.

Our assessments show that the top 10 global valve manufacturers collectively comprise less than 30% of the total valve market. Based on independent industry sources, we believe that we are the third largest industrial valve supplier on a global basis. We believe that our comprehensive portfolio of valve products and services, our focus on execution and our competency in severe corrosion and erosion applications are key sources of our competitive advantage.

FCD Backlog

FCD’s backlog of orders as of December 31, 2007 was $414.8 million, compared with $314.3 million as of December 31, 2006. We expect to ship over 97% of our December 31, 2007 backlog during 2008.

FLOW SOLUTIONS DIVISION

Through FSD, we design, manufacture and distribute mechanical seals, sealing systems and parts, and provide related services, principally to process industries. Mechanical seals contained in rotating equipment require replacement throughout the products’ useful lives and the repair and replacement of mechanical seals is an integral part of our aftermarket services. Our mechanical seals are used on a variety of rotating equipment, including pumps, compressors, mixers, steam turbines and other specialty equipment, primarily in the oil and gas, chemical processing, mineral and ore processing and general industrial end-user markets. The use of mechanical seals provides users both safety and environmental benefits, including reductions of liquid and gaseous emissions, greenhouse gases, water and electric power.

We manufacture mechanical seals at four plants in the U.S. and at five plants outside the U.S. Through our global network of 70 QRCs, five of which are co-located in a manufacturing facility, we provide service, repair and diagnostic services for maintaining components of seal support systems. Our mechanical seal products are primarily marketed to end users through our direct sales force and to distributors and, on a commission basis, sales representatives. A portion of our mechanical seal products is sold directly to original equipment manufacturers for incorporation into rotating equipment requiring mechanical seals.

FSD Products

We design, manufacture and distribute approximately 185 different models of mechanical seals and sealing systems. We believe our ability to deliver engineered new seal product orders within 72 hours from the customer’s request through design, engineering, manufacturing, testing and delivery provides us with a leading competitive advantage. Mechanical seals are critical to the reliable operation of rotating equipment for prevention of leakage and emissions of hazardous substances and the reduction of shaft wear caused by non-mechanical seals. We also manufacture a gas-lubricated mechanical seal that is used in high-speed compressors for gas pipelines and in the oil and gas production and process markets. We continually update our mechanical seals and sealing systems to integrate emerging technologies.

The following list summarizes our seal products and services and globally recognized brands:

FSD Product Types

• Cartridge Seals	• Gas Barrier Seals
• Dry-Running Seals	• Couplings
• Metal Bellow Seals	• Service and Repair
• Elastomeric Seals	• Accessories and Support Systems
• Slurry Seals	• Monitoring and Diagnostics
• Split Seals

FSD Brand Names

• BW Seals	• Interseal
• Durametallic	• Pacific Wietz
• Five Star Seal	• Pac-Seal
• Flowserve	• QRC
• Flowstar	• ReadySeal
• GASPAC	• LifeCycle Advantage

FSD Services

We provide aftermarket services through our network of 70 QRCs located throughout the world, including 24 sites in North America. We also provide asset management services and condition monitoring for rotating equipment through special contracts with many of our customers that provide for lower maintenance costs. This work is performed on a quick-response basis, and we offer 24-hour service in all of our major markets.

FSD New Product Development

Our investments in new product research and development focus on developing longer-lasting and more efficient products and value-added services. In addition to numerous product upgrades, our recent mechanical seal and seal system innovations include:

•	high-temperature and pressure applications for water pump usage in power plants;

•	laser-machined seal face advancements;

•	special underwater seals for pumps operating at high ocean depths;

•	expanded product offerings associated with the start up of the seal support systems business; and

•	special bellows containment seals for hot refinery services.

We also market “Flowstar.Net,” an interactive tool used to actively monitor and manage information relative to equipment performance. Flowstar.Net enhances our customers’ ability to make informed decisions and respond quickly to plant production problems, extends the life of their production equipment and lowers maintenance expenses. The functionality of Flowstar.net has been expanded to show our customers the lower maintenance costs provided by our services and allows our distributors to use this tool with their customers.

None of these newly developed seal products or services required the investment of a material amount of our assets or was otherwise material.

FSD Customers

Our mechanical seal products and systems are sold directly to end users and to original equipment manufacturers for incorporation into pumps, compressors, mixers or other rotating equipment requiring mechanical seals. Our mechanical seal sales are diversified among several industries, including oil and gas, chemical, mineral and ore processing and general industries.

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

FSD Backlog

FSD’s backlog of orders as of December 31, 2007 was $109.4 million (including $18.1 million of interdivision backlog, which is eliminated and not included in consolidated backlog), compared with $74.4 million (including $14.7 million of interdivision backlog) as of December 31, 2006. We expect to ship over 92% of our December 31, 2007 backlog during 2008.

GENERAL BUSINESS

Competition

Despite the consolidation trend over the past years, the markets for our products are fragmented and highly competitive, with competition occurring on the basis of price, technical expertise, timeliness of delivery, contractual terms, previous installation history and reputation for quality and reliability. In the pursuit of large capital projects, competition varies depending on the industry and products involved. Industries experiencing slow growth will have a more aggressive competitive environment due to greater supply than demand. In 2007, we experienced less price competition due to the large volume of projects, particularly in the oil and gas segment. Price competition tends to be more significant for OE orders than aftermarket services.

In the aftermarket portion of our business, we compete against large and well-established national and global competitors and, in some markets, against regional and local companies who produce low cost replications of spare parts. In the oil and gas industry, the competitors for aftermarket services tend to be the customers’ own in-house capabilities. In the nuclear power industry, we possess certain competitive advantages due to our “N Stamp,” a prerequisite to serve customers in that industry, and our considerable base of proprietary knowledge. In other industries, the competitors for aftermarket services tend to be local independent repair shops and low cost replicators. Aftermarket competition for standard products is very competitive due to common standards providing easier replacement or repair of the installed products.

In the sale of aftermarket products and services, we benefit from our large installed base of pumps, valves and seals, which require maintenance, repair and replacement parts. Timeliness of delivery, quality and the proximity of service centers are important considerations for our aftermarket products and services. In geographic regions where we are positioned to provide a quick response, customers have traditionally relied on us, rather than our competitors, for aftermarket products relating to our highly engineered and customized products.

Generally, our customers are attempting to reduce the number of vendors from which they purchase, thereby reducing the size and diversity of their inventory. Although vendor reduction programs could adversely affect our business, we have been successful in entering into global arrangements with a number of customers to leverage competitive advantages.

Our ability to use our portfolio of products and solutions to meet customer demands is a competitive strength. We continue to explore and develop potential new solutions, as well as products (pumps, valves and seals), with our customers to improve service opportunities and increase our market share.

New Product Development

We spent $40.0 million, $29.7 million and $24.3 million during 2007, 2006 and 2005, respectively, on research and development initiatives. Our research and development group consists of engineers involved in new product development and improvement of existing products. Additionally, we sponsor consortium programs for research with various universities and jointly conduct limited development work with certain vendors, licensees and customers. We believe current expenditures are adequate to sustain our ongoing research and development activities. In addition, we work closely with our customers on customer-sponsored research activities to help solve their research and development initiatives in connection with our products and services.

Customers

We sell to a wide variety of customers globally in several distinct industries: oil and gas, chemical, power generation and water management, as well as a number of other industries that are collectively referred to as general industries. No individual customer accounted for more than 5% of our consolidated 2007 revenues.

We are not normally required to carry unusually high amounts of inventory to meet customer delivery requirements, although higher shipment levels usually require higher amounts of inventory. We have been working to increase our overall inventory efficiency to improve our operational effectiveness and to reduce working capital needs. We generally do not provide rights of product return for our customers and do not offer extended payment terms.

Selling and Distribution

We primarily distribute our products through direct sales by employees assigned to specific regions, industries or products. In addition, we use distributors and sales representatives to supplement our direct sales force in countries where business practices or customs make it appropriate, or wherever it is not economical to have direct sales staff. We generate a majority of our sales leads through existing relationships with vendors, customers and prospects or through referrals.

Intellectual Property

We own a number of trademarks and patents relating to the name and design of our products. We consider our trademarks and patents to be an important aspect of our business. In addition, our pool of proprietary information, consisting of know-how and trade secrets related to the design, manufacture and operation of our products, is considered particularly important and valuable. Accordingly, we attempt to proactively protect such proprietary information. We generally own the rights to the products that we manufacture and sell and are unencumbered by any license or franchise to operate. Our trademarks can typically be renewed indefinitely as long as they remain in use, whereas our existing patents generally expire 20 years from the dates they were filed, which has occurred at various times in the past. We do not believe that the expiration of any individual patent(s) will have a material adverse impact on our operations.

Raw Materials

The principal raw materials used in manufacturing of our products are readily available and include bar stock, machined castings, fasteners, gaskets, motors, silicon and carbon faces and fluoropolymer components. While substantially all raw materials are purchased from outside sources, we have been able to obtain an adequate supply and anticipate no shortages of such materials in the future. We continue to expand worldwide sourcing to capitalize on low cost sources of purchased goods balanced with efficient logistics.

We are a vertically integrated manufacturer of certain pump and valve products. Certain corrosion-resistant castings for our pumps and valves are manufactured at our foundries. Other metal castings are either manufactured at our foundries or purchased from outside sources.

We also use highly engineered corrosion resistant plastic parts for certain pump and valve product lines. These include rotomolding as well as injection and compression molding of a variety of fluoropolymer and other plastic materials. We do not anticipate difficulty in obtaining these raw materials in the future.

Suppliers of raw materials for nuclear markets must be qualified by the American Society of Mechanical Engineers and we have not experienced any difficulty in obtaining such materials.

Employees and Labor Relations

We have approximately 15,000 employees globally. In the United States, a portion of the hourly employees at our pump manufacturing plant located in Vernon, California, our pump service center located in Cleveland, Ohio, our valve manufacturing plant located in Lynchburg, Virginia and our foundry located in Dayton, Ohio, are represented by unions. Additionally, some employees at select facilities in the following countries are unionized or have employee works councils: Argentina, Australia, Austria, Belgium, Brazil, Canada, Finland, France, Germany, Italy, Japan, Mexico, the Netherlands, Spain, Sweden, Switzerland and the United Kingdom. We believe relations with our employees throughout our operations are generally satisfactory, including those employees represented by unions and works councils. No unionized facility produces more than 10% of our revenues.

Environmental Regulations and Proceedings

We are subject to environmental laws and regulations in all jurisdictions in which we have operating facilities. These requirements primarily relate to the generation and disposal of wastes, air emissions and waste water discharges. We periodically make capital expenditures to abate and control pollution and to satisfy environmental requirements. At present, we have no plans for any material capital expenditures for environmental control equipment at any of our facilities. However, we have incurred and continue to incur operating costs relating to ongoing environmental compliance matters. Based on existing and proposed environmental requirements and our anticipated production schedule, we believe that future environmental compliance expenditures will not have a material adverse effect on our financial position, results of operations or cash flows.

We use hazardous substances and generate hazardous wastes in many of our manufacturing and foundry operations. Most of our current and former properties are or have been used for industrial purposes and some may require clean-up of historical contamination. During the due diligence phase of our acquisitions, we conduct environmental site assessments in an attempt to determine any potential environmental liability and to identify the need for any clean-up measures. We are currently conducting follow-up investigation and/or remediation activities at those locations where we have known environmental concerns. We have cleaned up a majority of the sites with known historical contamination and are addressing the remaining identified issues.

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

In addition to the above public disposal sites, we have received a Clean Up Notice on September 17, 2007 with respect to a site in Australia. The site was used for disposal of spent foundry sand. A risk assessment of the site is currently underway, but it will be several months before the assessment is completed. It is not currently believed that additional remediation costs at the site will be material.

We have established reserves that we currently believe to be adequate to cover our currently identified on-site and off-site environmental liabilities.

Exports

Our export sales from the U.S. to foreign unaffiliated customers were $267.7 million in 2007, $283.9 million in 2006 and $221.6 million in 2005.

Licenses are required from U.S. and other government agencies to export certain products. In particular, products with nuclear and/or military applications are restricted, as are certain other pump, valve and mechanical seal products.

We are continuing a process to determine our compliance posture with respect to U.S. export control laws and regulations and to disclose, to the applicable U.S. governmental authorities, any past potential violations of the U.S. export control laws. See Item 3. “Legal Proceedings” for more information.

We have resolved investigations by the U.S. Securities and Exchange Commission (“SEC”) and the United States Department of Justice (“DOJ”) relating to products that two of our foreign subsidiaries delivered to Iraq from 1996 through 2003 under the United Nations Oil-for-Food Program. These two foreign subsidiaries have also been contacted by governmental authorities in their respective countries concerning their involvement in the United Nations Oil-for-Food Program. We engaged outside counsel in February 2006 to conduct an investigation of our foreign subsidiaries’ participation in the United Nations Oil-for-Food program. The outside counsel’s investigation has found evidence that, during the years 2001 through 2003, certain non-U.S. personnel at the two foreign subsidiaries authorized payments in connection with certain of our product sales under the United Nations Oil-for-Food Program totaling approximately €600,000, which were subsequently deposited by third parties into Iraqi-controlled bank accounts. These payments were not authorized under the United Nations Oil-for-Food Program and were not properly documented in the foreign subsidiaries’ accounting records, but were expensed as paid.

We have negotiated a final settlement with the SEC in which, without admitting or denying the SEC’s allegations, we agreed to (i) a stipulated judgment enjoining us from future violations of the internal control and recordkeeping provisions of the federal securities laws, (ii) pay disgorgement of $2,720,861 plus prejudgment interest of $853,364 and (iii) pay a civil money penalty of $3 million.

Separately, we negotiated a resolution with DOJ. The contemplated resolution includes a deferred prosecution agreement under which the Company will pay a monetary penalty of $4,000,000. See Item 3. “Legal Proceedings” for more information.

AVAILABILITY OF REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION

Our shareholders may obtain, free of charge, copies of the following documents (and any amendments thereto) as filed with, or furnished, to the SEC as soon as reasonably practical after such material is filed with or furnished to the SEC:

•	annual reports on Form 10-K;

•	quarterly reports on Form 10-Q;

•	current reports on Form 8-K;

•	statement of changes in beneficial ownership of securities for insiders; and

•	proxy statements.

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

Any of the events discussed as risk factors below may occur. If they do, our business, financial condition, results of operations and cash flows could be materially adversely affected. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations. Because of these risk factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

We are currently subject to the appeal of dismissed securities class action litigation, the unfavorable outcome of which might have a material adverse effect on our financial condition, results of operations and cash flows.

A number of putative class action lawsuits were filed against us, certain of our former officers, our independent auditors and the lead underwriters of our most recent public stock offerings, alleging securities laws violations. By orders dated November 13, 2007 and January 4, 2008, the trial court granted summary judgment in favor of the Company and all other defendants on all of the plaintiffs’ claims. The trial court also denied the plaintiffs’ request for class certification. While the Company strongly believes that any appeal or other effort by the plaintiffs to overturn the trial court’s denial of class certification or entry of judgment would be without merit, and intends to oppose any such effort vigorously, we cannot determine with certainty the outcome or resolution of any effort to overturn these rulings. If the plaintiffs were successful in overturning the judgment and the case proceeded anew in the trial court, we could not determine with certainty the outcome of the plaintiffs’ claims or the timing for their resolution. In addition to the expense and burden we would incur in defending this litigation and any damages that we could suffer, our management’s efforts and attention could be diverted from the ordinary business operations in order to address these claims. If the final resolution of this litigation was unfavorable to us, our financial condition, results of operations and cash flows could be materially adversely affected if our existing insurance coverage was unavailable or inadequate to resolve the matter.

Noncompliance with U.S. export control laws could materially adversely affect our business.

In March 2006, we initiated a voluntary process to determine our compliance posture with respect to U.S. export control and economic sanctions laws and regulations. Upon initial investigation, it appeared that some product transactions and technology transfers were not handled in full compliance with U.S. export control laws and regulations. As a result, in conjunction with outside counsel, we are currently involved in a voluntary, systematic process to conduct further review, validation and voluntary disclosure of apparent export violations discovered as part of this review process. We have completed approximately three-fourths of the site visits scheduled as part of this voluntary disclosure process, but currently believe this process will not be substantially complete and the results of site visits will not be fully analyzed until the end of 2008, given the complexity of the export laws and the current global scope of the investigation. Any apparent violations of U.S. export control laws and regulations that are identified, confirmed and disclosed to the U.S. government may result in civil or criminal penalties, including fines and/or other penalties. Although companies making voluntary export disclosures have historically received reduced penalties and certain mitigating credits, legislation enacted on October 16, 2007 increased the maximum civil penalty for certain export control violations (assessed on a per-shipment basis) to the greater of $250,000 or twice the value of the transaction. While the Department of Commerce has stated that companies which had initiated voluntary self-disclosures prior to the enactment of this legislation generally would not be subjected to enhanced penalties retroactively, we are unable to determine at this time how other U.S. government agencies will apply this enhanced penalty legislation. Because our review into this issue is ongoing, we are currently unable to definitively determine the full extent of any apparent violations or the nature or total amount of penalties to which we might be subject to in the future. Given that the resolution of this matter is uncertain at this time, we are not able to reasonably estimate the ultimate amount of liability that could result from final resolution of this matter. We cannot currently predict whether the final resolution of this matter will have a material adverse effect on our business, including our ability to do business outside the U.S., our financial condition or our results of operations.

We are subject to examination by various U.S., state and international taxing jurisdictions.

We are subject to examination by various U.S., state, and international taxing jurisdictions, the results of which could result in negative outcomes that would require us to make additional tax payments that may be material.

The recording of increased deferred tax asset valuation allowances in the future could affect our operating results.

We currently have significant net deferred tax assets resulting from tax credit carry forwards, net operating losses, and other deductible temporary differences that are available to reduce taxable income in future periods. Based on our assessment of our deferred tax assets, we determined, based on projected future income and certain available tax planning strategies, that approximately $191 million of our deferred tax assets will more likely than not be realized in the future and no valuation allowance is currently required for this portion of our deferred tax assets. Should we determine in the future that these assets will not be realized, we will be required to record an additional valuation allowance in connection with these deferred tax assets and our operating results would be adversely affected in the period such determination is made.

Economic, political and other risks associated with international operations could adversely affect our business.

A substantial portion of our operations is conducted and located outside the U.S. We have manufacturing, sales or service facilities in more than 55 countries and sell to customers in over 70 countries, in addition to the U.S. Moreover, we outsource certain of our manufacturing and engineering functions to, and source our raw materials and components from China, Eastern Europe, India, Latin America and Mexico. Accordingly, our business is subject to risks associated with doing business internationally, including:

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

For example, political unrest or work stoppages could negatively impact the demand for our products from customers in affected countries and other customers, such as U.S. oil refineries, that could be affected by the resulting disruption in the supply of crude oil. Similarly, the military conflict in the Middle East could soften the level of capital investment and demand for our products and services. Additionally, we are investigating or have investigated certain allegations regarding foreign management engaging in unethical practices prohibited by our Code of Business Conduct, which could have inappropriately benefited them at the Company’s expense.

We are exposed to fluctuations in foreign currencies, as a significant portion of our revenue, and certain of our costs, assets and liabilities, are denominated in currencies other than U.S. dollar. The primary currencies to which we have exposure are the Euro, British pound, Australian dollar, Canadian dollar, Brazilian real, Singapore dollar, Swedish krona, Indian rupee and Colombian peso. Certain of the foreign currencies to which we have exposure, such as the Argentinean peso, have undergone significant devaluation in the past. Although we enter into forward contracts to economically hedge our risks associated with transactions denominated in foreign currencies, no assurances can be made that exchange rate fluctuations will not adversely affect our financial condition, results of operations and cash flows.

Our international operations are subject to a variety of laws and regulations, including the U.S. Foreign Corrupt Practices Act and regulations issued by the U.S. Customs and Border Protection, the U.S. Department of Commerce’s Bureau of Industry and Security, the U.S. Treasury Department’s Office of Foreign Assets Control and various foreign governmental agencies, including applicable export controls, customs, currency exchange control and transfer pricing regulations and various programs administered by the United Nations, as applicable. No assurances can be made that we will continue to be found to be operating in compliance with, or be able to detect violations of, any such laws or regulations. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.

We are continuing our voluntary disclosure to applicable U.S. governmental authorities through an audit of our compliance with U.S. export control laws and are voluntarily self-disclosing any potential violations identified. Disclosure of any such violations could result in substantial fines and other penalties. See Item 3. “Legal Proceedings” for more information.

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

Our future success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. Any of these factors could, however, adversely affect our international operations and, consequently, our financial condition, results of operations and cash flows.

Terrorist acts, conflicts and wars may seriously harm our business and revenue, costs and expenses and financial condition and stock price.

Terrorist acts, conflicts or wars (wherever located around the world) may cause damage or disruption to us, our employees, facilities, partners, suppliers, distributors, resellers or customers. The potential for future attacks, the national and international responses to attacks or perceived threats to national security, and other actual or potential conflicts or wars, including the ongoing military operations in Iraq, have created many economic and political uncertainties. In addition, as a major multi-national company with headquarters and significant operations located in the U.S., actions against or by the U.S. may impact our business or employees. Although it is impossible to predict the occurrences or consequences of any such events, they could result in a decrease in demand for our products, make it difficult or impossible to deliver products to our customers or to receive components from our suppliers, create delays and inefficiencies in our supply chain and result in the need to impose employee travel restrictions.

There are inherent limitations to the effectiveness of internal control over financial reporting.

In connection with our 2007 assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, our management concluded that as of December 31, 2007, our internal control over financial reporting was effective.

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

At December 31, 2007, backlog reached $2.3 billion. In 2008, our ability to meet customer delivery schedules for backlog is dependent on a number of factors including, but not limited to, sufficient manufacturing plant capacity, access to the raw materials and other inventory required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects, and appropriate planning and scheduling of manufacturing resources. Many of the contracts we enter into with our customers require long manufacturing lead times and contain penalty clauses related to on-time delivery. Failure to deliver in accordance with customer expectations could subject us to financial penalties, may result in damage to existing customer relationships, could negatively impact our financial performance, and potentially cause adverse changes in the market price of our outstanding common stock.

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

The businesses of many of our customers, particularly oil and gas companies, chemical companies and general industrial companies are, to varying degrees, cyclical and have experienced periodic downturns. Our customers in these industries historically have tended to delay large capital projects, including expensive maintenance and upgrades, during economic downturns. For example, demand for our products and services from our general industrial customers, such as steel and pulp and paper manufacturers, was negatively impacted by the U.S. recession in the early part of this decade. Similarly, in response to high oil and natural gas prices and a weak demand for their products due to a soft economy, our chemical customers reduced their spending on capital investments and operated their facilities at lower levels, reducing demand for our products and services. Some of our customers may delay capital maintenance even during favorable conditions in their markets. For example, while high oil prices generally spur demand for our products and services in upstream petroleum markets, they may reduce demand for our products and services from oil refineries, as refiners seek to take advantage of favorable margins by operating at high levels of capacity utilization and deferring maintenance.

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

The markets for our products are fragmented and highly competitive. We compete against large and well-established national and global companies, as well as regional and local companies, low cost replicators of spare parts and in-house maintenance departments of our end user customers. We compete based on price, technical expertise, timeliness of delivery, contractual terms, previous installation history and reputation for quality and reliability. Some of our customers are attempting to reduce the number of vendors from which they purchase in order to reduce the size and diversity of their inventory. To remain competitive, we will need to invest continuously in manufacturing, marketing, customer service and support, and our distribution networks. No assurances can be made that we will have sufficient resources to continue to make the investment required to maintain or increase our market share or that our investments will be successful. If we do not compete successfully, our business, financial condition, results of operations and cash flows could be adversely affected.

Environmental compliance costs and liabilities could adversely affect our financial condition, results of operations and cash flows.

Our operations and properties are subject to regulation under environmental laws. These laws can impose substantial sanctions for violations or operational changes. We must conform our operations to applicable regulatory requirements and adapt to changes in such requirements in all countries in which we operate.

We use hazardous substances and generate hazardous wastes in many of our manufacturing and foundry operations. Most of our current and former properties are or have been used for industrial purposes, and some may require clean-up of historical contamination. We are currently conducting investigation and/or remediation activities at a number of locations where we have known environmental concerns. In addition, we have been identified as one of many potentially responsible parties at four Superfund sites. The projected cost of remediation at these sites, as well as our alleged “fair share” allocation has been reserved. However, until all studies have been completed and the parties have either negotiated an amicable resolution or the matter has been judicially resolved, some degree of uncertainty remains.

We have incurred, and expect to continue to incur, operating and capital costs to comply with environmental requirements. In addition, new laws and regulations, stricter enforcement of existing requirements, the discovery of previously unknown contamination or the imposition of new clean-up requirements could require us to incur costs or become the basis for new or increased liabilities that could have a potential adverse affect on our financial condition, results of operations and cash flows.

We are party to asbestos-containing product litigation that could adversely affect our financial condition, results of operations and cash flows.

We are a defendant in a large number of lawsuits that seek to recover damages for personal injury allegedly resulting from exposure to asbestos-containing products formerly manufactured and/or distributed by us. All such products were used as components of process equipment, and we do not believe that there was any significant emission of asbestos-containing fibers during the use of this equipment. Although we are defending these allegations vigorously and believe that a high percentage of these lawsuits are covered by insurance or indemnities from other companies, there can be no assurance that we will prevail or that payments made by insurance or such other companies would be adequate. Unfavorable rulings, judgments and/or settlement terms could have a potential adverse impact on our business, financial condition, results of operations and cash flows.

Our business may be adversely impacted by work stoppages and other labor matters.

As of December 31, 2007, we had approximately 15,000 employees, of which approximately 5,500 were located in the U.S. Approximately 7% of our U.S. employees are represented by unions. We also have unionized employees or employee work councils in Argentina, Australia, Austria, Belgium, Brazil, Canada, Finland, France, Germany, Italy, Japan, Mexico, the Netherlands, Spain, Sweden, Switzerland and the United Kingdom. Although we believe that our relations with our employees are strong and we have not experienced any material strikes or work stoppages recently, no assurances can be made that we will not in the future experience these and other types of conflicts with labor unions, works councils, other groups representing employees, or our employees generally, or that any future negotiations with our labor unions will not result in significant increases in the cost of labor. No unionized facility produces more than 10% of our revenues.

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

We purchase substantially all electric power and other raw materials we use in the manufacturing of our products from outside sources. The costs of these raw materials have been volatile historically and are influenced by factors that are outside our control. In recent years, the prices for energy, metal alloys, nickel and certain other of our raw materials have been excessively volatile. Additionally, as well as the prices for energy currently exceed historical averages. We strive to offset our increased costs through our Continuous Improvement Process (“CIP”) initiative, where gains are achieved in operational efficiencies. If we are unable to pass increases in the costs of our raw materials to our customers, our operating margins and results of operations may be adversely affected if operational efficiencies are not achieved. To ensure sustained success in CIP achievements, constant training and the expansion of CIP projects are a vital strategy within our operations.

Significant changes in pension fund investment performance or assumptions relating to pension costs may have a material effect on the valuation of our obligations under our defined benefit pension plans, the funded status of these plans and our pension expense.

We maintain defined benefit pension plans that are required to be funded in the U.S., the United Kingdom, India, Japan, Mexico and the Netherlands, and defined benefit plans that are not required to be funded in Germany, France, Austria and Sweden. Our pension liability is materially affected by the discount rate used to measure our pension obligations and, in the case of the plans that are required to be funded, the level of plan assets available to fund those obligations and the expected long-term rate of return on plan assets. A change in the discount rate can result in a significant increase or decrease in the valuation of pension obligations, affecting the reported status of our pension plans and our pension expense. Significant changes in investment performance or a change in the portfolio mix of invested assets can result in increases and decreases in the valuation of plan assets or in a change of the expected rate of return on plan assets. Changes in the expected return on plan assets assumption can result in significant changes in our pension expense. We currently expect to make substantial contributions to our U.S. and foreign defined benefit pension plans during the next three years, and may make additional substantial contributions thereafter. In addition, pension reform legislation was passed in late 2006 which included minimum funding requirements effective for 2008. We are reviewing our funding policy related to our U.S. pension plan in accordance with the new law.

We may incur material costs as a result of product liability and warranty claims, which could adversely affect our financial condition, results of operations and cash flows.

We may be exposed to product liability and warranty claims in the event that the use of one of our products results in, or is alleged to result in, bodily injury and/or property damage or our products actually or allegedly fail to perform as expected. While we maintain insurance coverage with respect to certain product liability claims, we may not be able to obtain such insurance on acceptable terms in the future, and any such insurance may not provide adequate coverage against product liability claims. In addition, product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant periods of time, regardless of the ultimate outcome. An unsuccessful defense of a product liability claim could have an adverse affect on our business, results of operations and financial condition and cash flows. Even if we are successful in defending against a claim relating to our products, claims of this nature could cause our customers to lose confidence in our products and our Company. Warranty claims are not generally covered by insurance, and we may incur significant warranty costs in the future for which we would not be reimbursed.

Our outstanding indebtedness and the restrictive covenants in the agreements governing our indebtedness limit our operating and financial flexibility.

We are required to make scheduled repayments and, under certain circumstances, mandatory prepayments on our outstanding indebtedness, which may require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, research and development efforts and other general corporate purposes and could limit our flexibility in planning for, or reacting to, changes in our business and in the industry.

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

All forward-looking statements included in this Annual Report are based on information available to us on the date of this Annual Report and the risk that actual results will differ materially from expectations expressed in this report will increase with the passage of time. We undertake no obligation, and disclaim any duty, to publicly update or revise any forward-looking statement or disclose any facts, events or circumstances that occur after the date hereof that may affect the accuracy of any forward-looking statement, whether as a result of new information, future events, changes in our expectations or otherwise. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995 and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this section.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our principal executive offices, including our global headquarters, are located at 5215 N. O’Connor Boulevard, Suite 2300, Irving Texas. Our headquarters is a leased facility, which we began to occupy on January 1, 2004. The lease term is for 10 years, and we have the option to renew the lease for two additional five-year periods. We currently occupy 125,000 square feet at this facility.

Our major manufacturing facilities operating at December 31, 2007 are presented in the table below. See “Item 1. Business.” for further information with respect to all of our manufacturing and operational facilities, including QRCs:

	Number	Approximate
	of Plants	Square Footage

FPD
U.S.	8	1,390,000
Non-U.S.	20	2,557,000
FCD
U.S.	5	1,027,000
Non-U.S.	15	1,394,000
FSD
U.S.	4	204,000
Non-U.S.	5	260,000

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

We are party to the legal proceedings that are described in Note 13 to our consolidated financial statements included in “Item 8. Financial Statements” of this Annual Report. In addition to the foregoing, we and our subsidiaries are named defendants in certain other lawsuits incidental to our business and are involved from time to time as parties to governmental proceedings all arising in the ordinary course of business. Although the outcome of lawsuits or other proceedings involving us and our subsidiaries cannot be predicted with certainty and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not expect these matters to have a material effect on our financial position, operating results or cash flows.

Asbestos — Related Claims

We are a defendant in a large number of pending lawsuits (which include, in many cases, multiple claimants) that seek to recover damages for personal injury allegedly caused by exposure to asbestos-containing products manufactured and/or distributed by us in the past. While the aggregate number of asbestos-related claims against us has declined in recent years, there can be no assurance that this trend will continue. Asbestos associated with any such products was encapsulated and used only as components of process equipment, and we do not believe that any significant emission of asbestos fibers occurred during the use of this equipment. We believe that a high percentage of the claims are covered by applicable insurance or indemnities from other companies.

Shareholder Litigation — Appeal of Dismissed Class Action and Derivative Cases.

In 2003, related lawsuits were filed in federal court in the Northern District of Texas (the “Court”), alleging that we violated federal securities laws. After these cases were consolidated, the lead plaintiff amended its complaint several times. The lead plaintiff’s last pleading was the fifth consolidated amended complaint (the “Complaint”). The Complaint alleged that federal securities violations occurred between February 6, 2001 and September 27, 2002 and named as defendants our Company, C. Scott Greer, our former Chairman, President and Chief Executive Officer, Renee J. Hornbaker, our former Vice President and Chief Financial Officer, PricewaterhouseCoopers LLP, our independent registered public accounting firm, and Banc of America Securities LLC and Credit Suisse First Boston LLC, which served as underwriters for our two public stock offerings during the relevant period. The Complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”), and Rule 10b-5 thereunder, and Sections 11 and 15 of the Securities Act of 1933 (“Securities

Act”). The lead plaintiff sought unspecified compensatory damages, forfeiture by Mr. Greer and Ms. Hornbaker of unspecified incentive-based or equity-based compensation and profits from any stock sales, and recovery of costs. By orders dated November 13, 2007 and January 4, 2008, the Court denied the plaintiffs’ motion for class certification and granted summary judgment in favor of the defendants on all claims. The plaintiffs have appealed both rulings. The Company will defend vigorously any appeal or other effort by the plaintiffs to overturn the Court’s denial of class certification or its entry of judgment in favor of the defendants.

In 2005, a shareholder derivative lawsuit was filed purportedly on our behalf in the 193rd Judicial District of Dallas County, Texas. The lawsuit originally named as defendants Mr. Greer, Ms. Hornbaker, and former and current board members Hugh K. Coble, George T. Haymaker, Jr., William C. Rusnack, Michael F. Johnston, Charles M. Rampacek, Kevin E. Sheehan, Diane C. Harris, James O. Rollans and Christopher A. Bartlett. We were named as a nominal defendant. Based primarily on the purported misstatements alleged in the above-described federal securities case, the original lawsuit in this action asserted claims against the defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The plaintiff alleged that these purported violations of state law occurred between April 2000 and the date of suit. The plaintiff seeks on our behalf an unspecified amount of damages, injunctive relief and/or the imposition of a constructive trust on defendants’ assets, disgorgement of compensation, profits or other benefits received by the defendants from us and recovery of attorneys’ fees and costs. We filed a motion seeking dismissal of the case, and the court thereafter ordered the plaintiffs to replead. On October 11, 2007, the plaintiffs filed an amended petition adding new claims against the following additional defendants: Kathy Giddings, our former Vice-President and Corporate Controller; Bernard G. Rethore, our former Chairman and Chief Executive Officer; Banc of America Securities, LLC and Credit Suisse First Boston, LLC, which served as underwriters for our public stock offerings in November 2001 and April 2002, and PricewaterhouseCoopers, LLP, our independent registered public accounting firm. We continue to strongly believe that the case was improperly filed, and have filed a further motion seeking dismissal of the case.

On March 14, 2006, a shareholder derivative lawsuit was filed purportedly on our behalf in federal court in the Northern District of Texas. The lawsuit named as defendants Mr. Greer, Ms. Hornbaker, and former and current board members Mr. Coble, Mr. Haymaker, Mr. Lewis M. Kling, Mr. Rusnack, Mr. Johnston, Mr. Rampacek, Mr. Sheehan, Ms. Harris, Mr. Rollans and Mr. Bartlett. We were named as a nominal defendant. Based primarily on certain of the purported misstatements alleged in the above-described federal securities case, the plaintiff asserted claims against the defendants for breaches of fiduciary duty. The plaintiff alleged that the purported breaches of fiduciary duty occurred between 2000 and 2004. The plaintiff sought on our behalf an unspecified amount of damages, disgorgement by Mr. Greer and Ms. Hornbaker of salaries, bonuses, restricted stock and stock options, and recovery of attorneys’ fees and costs. Pursuant to a motion filed by us, the federal court dismissed that case on March 14, 2007, primarily on the basis that the case was not properly filed in federal court. On or about March 27, 2007, the same plaintiff re-filed essentially the same lawsuit naming the same defendants in the Supreme Court of the State of New York. We strongly believed that this new lawsuit was improperly filed in the Supreme Court of the State of New York and filed a motion seeking dismissal of the case. On January 2, 2008, the Court entered an order granting our motion to dismiss all claims and allowed the plaintiffs an opportunity to replead. A notice of entry of the dismissal order was served on the plaintiffs on January 15, 2008.

U.N. Oil-for-Food Program

We have resolved investigations by the SEC and the DOJ relating to products that two of our foreign subsidiaries delivered to Iraq from 1996 through 2003 under the United Nations Oil-for-Food Program. These two foreign subsidiaries have also been contacted by governmental authorities in their respective countries concerning their involvement in the United Nations Oil-for-Food Program. We engaged outside counsel in February 2006 to conduct an investigation of our foreign subsidiaries’ participation in the United Nations Oil-for-Food program. The outside counsel’s investigation has found evidence that, during the years 2001 through 2003, certain non-U.S. personnel at the two foreign subsidiaries authorized payments in connection with certain of our product sales under the United Nations Oil-for-Food Program totaling approximately €600,000, which were subsequently deposited by third parties into Iraqi-controlled bank accounts. These payments were not authorized under the United Nations Oil-for-Food Program and were not properly documented in the foreign subsidiaries’ accounting records, but were expensed as paid.

We negotiated a settlement with the SEC in which, without admitting or denying the SEC’s allegations, we agreed to (i) a stipulated judgment enjoining us from future violations of the internal control and recordkeeping provisions of the federal securities laws, (ii) pay disgorgement of $2,720,861 plus prejudgment interest of $853,364 and (iii) pay a civil money penalty of $3 million.

Separately, we negotiated a resolution with DOJ. The resolution results in a deferred prosecution agreement under which the Company will pay a monetary penalty of $4,000,000.

We also believe that the Dutch investigation has effectively concluded and will be resolved with the Dutch subsidiary paying a penalty of approximately €265,000. We understand the French investigation is ongoing. Accordingly we cannot predict the outcome of the French investigation at this time. If the French authorities take enforcement action with regard to its investigation, we may be subject to additional monetary and non-monetary penalties.

We recorded expenses of approximately $11 million during 2007 for case resolution costs and related legal fees in the foregoing “Oil-for-Food” cases. We currently do not expect to incur further case resolution costs in this matter.

We have improved and implemented new internal controls and taken certain disciplinary actions against persons who engaged in misconduct, violated our ethics policies or failed to cooperate fully in the investigation, including terminating the employment of certain non-U.S. senior management personnel at one of our French subsidiaries. Other non-U.S. senior management personnel at certain of our French and Dutch facilities involved in the above conduct had been previously separated from the Company for other reasons.

Export Compliance

In March 2006, we initiated a voluntary process to determine our compliance posture with respect to U.S. export control and economic sanctions laws and regulations. Upon initial investigation, it appeared that some product transactions and technology transfers were not handled in full compliance with U.S. export control laws and regulations. As a result, in conjunction with outside counsel, we are currently involved in a voluntary systematic process to conduct further review, validation and voluntary disclosure of apparent export violations discovered as part of this review process. We have completed approximately three-fourths of the site visits scheduled as part of this voluntary disclosure process, but currently believe this process will not be substantially complete and the results of site visits will not be fully analyzed until the end of 2008, given the complexity of the export laws and the current global scope of the investigation. Any apparent violations of U.S. export control laws and regulations that are identified, confirmed and disclosed to the U.S. government may result in civil or criminal penalties, including fines and/or other penalties. Although companies making voluntary export disclosures have historically received reduced penalties and certain mitigating credits, legislation enacted on October 16, 2007 increased the maximum civil penalty for certain export control violations (assessed on a per-shipment basis) to the greater of $250,000 or twice the value of the transaction. While the Department of Commerce has stated that companies which had initiated voluntary self-disclosures prior to the enactment of this legislation generally would not be subjected to enhanced penalties retroactively, we are unable to determine at this time how other U.S. government agencies will apply this enhanced penalty legislation. Because our review into this issue is ongoing, we are currently unable to definitively determine the full extent of any apparent violations or the nature or total amount of penalties to which we might be subject to in the future. Given that the resolution of this matter is uncertain at this time, we cannot currently predict whether the final resolution of this matter will have a material adverse effect on our business, including our ability to do business outside the U.S., our financial condition or our results of operations.

Other

We are currently involved as a potentially responsible party at four former public waste disposal sites that may be subject to remediation under pending government procedures. The sites are in various stages of evaluation by federal and state environmental authorities. The projected cost of remediation at these sites, as well as our alleged “fair share” allocation, is uncertain until all studies have been completed and the parties have either negotiated an amicable resolution or the matter has been judicially resolved. At each site, there are many other parties who have similarly been identified, and the identification and location of additional parties is continuing under applicable federal or state law. Many of the other parties identified are financially strong and solvent companies that appear able to pay their share of the remediation costs. Based on our information about the waste disposal practices at these sites and the environmental regulatory process in general, we believe that it is likely that ultimate remediation liability costs for each site will be apportioned among all liable parties, including site owners and waste transporters, according to the volumes and/or toxicity of the wastes shown to have been disposed of at the sites. We believe that our exposure for existing disposal sites will be less than $100,000.

In addition to the above public disposal sites, we have received a Clean Up Notice on September 17, 2007 with respect to a site in Australia. The site was used for disposal of spent foundry sand. A risk assessment of the site is currently underway, but it will be several months before the assessment is completed. It is not currently believed that additional remediation costs at the site will be material.

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

Market Information

Our common stock is traded on the NYSE under the symbol “FLS”. On February 26, 2008, our records showed approximately 1,747 shareholders of record. The following table sets forth the range of high and low prices per share of our common stock for the periods indicated.

PRICE RANGE OF FLOWSERVE COMMON STOCK
(Intraday High/Low Prices)

	2007	2006	2005

First Quarter	$58.34/$48.98	$58.46/$40.91	$27.72/$23.69
Second Quarter	$72.42/$58.23	$60.75/$48.70	$31.25/$25.16
Third Quarter	$78.14/$63.53	$55.54/$47.84	$37.78/$29.73
Fourth Quarter	$101/$75.39	$55.28/$48.52	$39.75/$32.75

We recommenced the payments of dividends on our common stock in 2007. The table below presents declaration, record and payment dates, as well as the per share amounts, for our common stock:

Declaration Date	Record Date	Payment Date	Dividend Per Share

November 15, 2007	December 26, 2007	January 9, 2008	$0.15
August 16, 2007	September 26, 2007	October 10, 2007	$0.15
May 17, 2007	June 27, 2007	July 11, 2007	$0.15
February 28, 2007	March 28, 2007	April 11, 2007	$0.15

Additionally, on February 26, 2008, our Board of Directors authorized an increase in the payment of quarterly dividends on our common stock from $0.15 per share to $0.25 per share payable quarterly beginning on April 9, 2008. Any subsequent dividends will be reviewed on a quarterly basis and declared by our board of directors at its discretion dependent on the board’s assessment of our financial situation and business outlook at the applicable time.

On February 26, 2008, our Board of Directors approved a resolution authorizing the repurchase, in open market or through private transactions, of up to $300.0 million of shares of our common stock over an unspecified period. The Company reserves the right to terminate the repurchase program at any time.

The declaration and payment of dividends and any repurchases of common stock is subject to limitations under our credit facilities, which prohibit declaration and payment of dividends and any repurchases of common stock at any time there is a default thereunder, and also cap the amount of dividends that may be made during the term of our credit facilities, based on pro-forma compliance with the maximum leverage test set forth therein. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources — Credit Facilities” for additional information on our credit facilities.

Our Board of Directors currently is scheduled to consider at its next regular meeting whether to authorize, subject to shareholder approval, an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock for general corporate purposes. Currently, our Restated Certificate of Incorporation authorizes the issuance of 120,000,000 shares of common stock, and we have 57,324,322 shares outstanding. There can be no assurances as to whether our Board of Directors will decide to proceed with such an amendment. If the Board does decide to proceed and then seek shareholder approval of such an amendment, the Company cannot predict, at this time, the number of authorized shares of common stock that would be subject to any increase.

STOCK PERFORMANCE GRAPH

The following graph compares the most recent five-year performance of the Company’s common stock with the S&P 500 Index and S&P 500 Industrial Machinery (formerly referred to as Machinery (Diversified) — 500 Index). It shows an investment of $100 on December 31, 2002, and the reinvestment of any dividends over the following five years.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG FLOWSERVE CORPORATION,
S&P 500 INDEX AND INDUSTRIAL MACHINERY INDEX

ASSUMES $100 INVESTED ON DECEMBER 31, 2002
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2007

TOTAL RETURN TO SHAREHOLDERS
(INCLUDES REINVESTMENT OF DIVIDENDS)

	Indexed Returns
	Year Ending
	Base
	Period
Company/Index	2002	2003	2004	2005	2006	2007
Flowserve Corporation	100	141.18	186.21	267.48	341.24	655.82

S&P 500 Index	100	128.68	142.69	149.70	173.34	182.86

S&P 500 Industrial Machinery	100	138.36	163.44	160.26	183.01	221.83

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2007	2006(a)	2005(b)	2004(c)	2003(d)
	(Amounts in thousands, except per share data and ratios)

RESULTS OF OPERATIONS
Sales	$3,762,694	$3,061,063	$2,695,277	$2,522,489	$2,248,852
Gross profit	1,247,722	1,007,302	870,561	763,158	684,126
Selling, general and administrative expense	(856,501)	(782,503)	(684,271)	(605,145)	(514,229)
Integration expense	—	—	—	—	(15,786)
Restructuring expense	—	—	—	—	(2,162)
Operating income	409,916	239,619	198,823	166,079	154,761
Interest expense	(60,119)	(65,688)	(74,125)	(80,407)	(83,720)
Provision for income taxes	(104,294)	(73,238)	(40,583)	(42,097)	(18,165)
Income from continuing operations	255,774	114,038	51,419	28,751	51,252
Income from continuing operations per share (diluted)	4.46	2.00	0.91	0.52	0.93
Net earnings	255,774	115,032	17,074	27,069	45,237
Net earnings per share (diluted)	4.46	2.02	0.30	0.49	0.82
Cash flows from operating activities	417,365	163,186	127,445	267,501	181,304
Cash dividends declared per share	0.60	—	—	—	—
FINANCIAL CONDITION
Working capital	$646,591	$418,846	$398,356	$358,116	$468,317
Total assets	3,520,421	2,869,235	2,613,664	2,650,368	2,693,976
Total debt	557,976	564,569	665,136	701,844	950,748
Retirement obligations and other liabilities	426,469	408,094	396,013	397,655	370,201
Shareholders’ equity	1,292,977	1,020,586	853,406	886,558	835,927
FINANCIAL RATIOS
Return on average net assets	13.8%	8.1%	5.6%	5.1%	4.6%
Net debt to net capital ratio	12.5%	32.6%	40.0%	41.9%	51.8%

(a)	Results of operations in 2006 include stock option expense of $6.9 million as a result of adoption of the provisions of Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment,” resulting in a reduction in after tax net earnings of $5.5 million.

(b)	Results of operations in 2005 include a loss on debt extinguishment of $27.7 million and a $30.1 million impairment of assets held for sale related to our General Services Group, which is included in discontinued operations, resulting in a reduction in after tax net earnings of $40.2 million.

(c)	Financial condition in 2004 includes the effects of the accounts receivable securitization, which increased cash by $60.0 million, reduced accounts receivable by $48.7 million and increased total debt by $11.3 million.

(d)	Results of operations in 2003 include integration expense of $19.8 million, of which $4.0 million is included in discontinued operations, and restructuring expense of $2.9 million, of which $0.7 million is included in discontinued operations, resulting in a reduction in after tax net earnings of $14.7 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EXECUTIVE OVERVIEW

We are an established industry leader with a strong product portfolio of pumps, valves, seals, automation and aftermarket services in support of global infrastructure industries including oil and gas, chemical, power generation and water management, as well as general industrial markets where our products add value. Our products are integral to the movement, control and protection of the flow of materials in our customers’ critical processes. Our business model is influenced by the capital spending of these industries for the placement of new products into service and aftermarket services for existing operations. The worldwide installed base of our products is an important source of aftermarket revenue, where products are expected to ensure the maximum operating time of many key industrial processes. The aftermarket business includes parts, service solutions, product life cycle solutions and other value added services, and is generally a higher margin business and a key component to our profitable growth.

We have experienced favorable conditions in 2007 in all of our focus industries, especially oil and gas. Market pricing for crude oil and natural gas, in particular, has supported increased capital investment in the oil and gas market, resulting in many new projects and expansion opportunities. Favorable market conditions have resulted in corresponding growth, much of which is in the developing areas of the world where new oil and gas reserves are under development. We have seen a particular increase in investment in complex recovery reserves such as tar sands, deepwater and heavy oil where our products are well positioned. We believe the outlook for our business remains favorable; however, we believe that oil and gas prices will fluctuate in the future and such volatility could have a negative impact on our business in some or all of the geographical areas in which we conduct business.

We continue to execute on our strategy to increase our presence in all regions of the global market to capture aftermarket business through the current installed base, as well as to secure new capital projects and process plant expansions. The opportunity to increase our installed base of new products and drive recurring aftermarket business in future years is a critical by-product of the favorable market conditions we have seen. Although we have experienced strong demand for our products and services in recent periods, we face challenges affecting many companies in our industry with a significant multinational presence, such as economic, political and other risks.

We currently employ approximately 15,000 employees in more than 55 countries who are focused on key strategies that reach across the business. See “Our Strategies” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) for a discussion of our key strategies. We continue to build on our geographic breadth through the implementation of additional Quick Response Centers (“QRCs”) with the goal to be positioned as near to the customers as possible for service and support in order to capture this important aftermarket business. Along with ensuring that we have the local capability to sell, install and service our equipment in remote regions, it becomes equally imperative to continuously improve our global operations. Our global supply chain capability is being expanded to meet global customer demands and ensure the quality and timely delivery of our products. Significant efforts are underway to reduce the supply base and drive processes across our divisions to find areas of synergy and cost reduction. In addition, we are improving our supply chain management capability to ensure it can meet global customer demands. We continue to focus on improving on-time delivery and quality, while reducing warranty costs as a percentage of sales across our global operations through a focused Continuous Improvement Process (“CIP”) initiative. The goal of the CIP and lean manufacturing initiatives are to maximize service fulfillment to customers through on-time delivery, reduced cycle time and quality at the highest internal productivity. This program is a key factor in our margin expansion plans.

RECENT DEVELOPMENTS

As discussed in Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2007 (“Annual Report”), a number of putative class action lawsuits were filed against us, certain of our former officers, our independent auditors and the lead underwriters of our most recent public stock offerings, alleging securities laws violations. By Orders dated November 13, 2007 and January 4, 2008, the trial court granted summary judgment in favor of us and all other defendants on all of the plaintiffs’ claims. The trial court also denied the plaintiffs’ request for class certification. We strongly believe that any appeal or other effort by the plaintiffs to overturn the trial court’s denial of class certification or entry of judgment would be without merit, and intend to oppose any such effort vigorously. Additionally, on January 2, 2008, the court entered an order granting our motion to dismiss all claims under a related shareholder derivative lawsuit that was originally filed on March 14, 2006 and allowed the plaintiffs an opportunity to replead. A notice of entry of the dismissal order was served on the plaintiffs on January 15, 2008.

We have resolved investigations by the Securities and Exchange Commission (“SEC”) and the Department of Justice (“DOJ”) relating to products that two of our foreign subsidiaries delivered to Iraq from 1996 through 2003 under the United Nations Oil-for-Food Program. We negotiated a settlement with the SEC in which, without admitting or denying the SEC’s allegations, we agreed to (i) a stipulated judgment enjoining us from future violations of the internal control and recordkeeping provisions of the federal securities laws, (ii) pay disgorgement of $2,720,861 plus prejudgment interest of $853,364 and (iii) pay a civil money penalty of $3 million. Separately, we negotiated a resolution with DOJ. The resolution results in a deferred prosecution agreement under which we will pay a monetary penalty of $4,000,000.

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

Operations are conducted through three business segments that are referenced throughout this MD&A:

•	Flowserve Pump Division (“FPD”): engineered and industrial pumps, pump systems, submersible motors and related services;

•	Flow Control Division (“FCD”): engineered and industrial valves, control valves, actuators, controls and related services; and

•	Flow Solutions Division (“FSD”): mechanical seals, auxiliary systems and parts and related services.

Our product portfolio is built on more than 50 well-respected brand names such as Worthington, IDP, Valtek, Limitorque, and Durametallic. This portfolio is believed to be one of the most comprehensive in the industry. The products and services are sold either directly or through designated channels to more than 10,000 companies, including some of the world’s leading engineering and construction firms, original equipment manufacturers, distributors and end users.

Our Markets

Our products and services are used in several distinct industries: oil and gas, chemical, power generation and water management, as well as a number of other industries that are collectively refer to as “general industries”.

Demand for most of our products depends on the level of new capital investment and planned maintenance expenditures by our customers. The level of capital expenditures depends, in turn, on capital infrastructure projects driven by the need for oil and gas, power and water, as well as general economic conditions. These are related to the phase of the cycle in their industries and the expectations of future market behavior. The levels of maintenance spend are driven by the reliability of the equipment, planned downtime for maintenance and the required capacity utilization of the process.

The oil and gas industry represented approximately 41% and 43% of our bookings in 2007 and 2006, respectively. High petroleum prices generally drove additional investment in upstream (exploration and production) petroleum projects and significantly contributed to the increase in bookings. Many of these projects were in Asia, Africa, the Middle East and Latin America and reflect opportunities with national, international and other major oil companies. Based on the current and future expectations of oil and gas price levels as compared with historical levels, oil and gas companies are encouraged to evaluate new resources and technologies and explore different options such as oil sands, deepwater, heavy oil and the Arctic region.

In the downstream segment of the industry (refining and transportation), we experienced increased investment in 2007 due to a greater global demand for larger amounts of refined products stimulated by the rapid economic growth in developing countries and general demand growth in the rest of the world. The available refining capacity is not adequate to meet the current demand growth forecasts for the developing markets like China and India. The refineries are additionally pressured by new clean fuel regulations, which result in activities such as revamps and upgrades to address these environmental concerns. These situations have been positive for our products as oil and gas companies try to address the supply to the market with increased capacity and the right quality of products to meet tightening regulations. The outlook for this segment of the oil and gas industry is heavily dependent on the demand growth from the developing geographies.

The chemical industry represented approximately 17% and 15% of our bookings in 2007 and 2006, respectively. Even with the increase in oil feedstock, this industry has been able to pass along price increases for their products, allowing profitability among major chemical companies to maintain levels supportive of capital investment. In the North American market, the weakness of the dollar has provided a platform of global competitiveness for domestically based chemical companies. This demand has driven increased capital investments to upgrade facilities and expand output capacity. The investment in new manufacturing facilities in China has also contributed to the growth in this industry. Although the global chemical industry is in a more mature phase of its cycle, output growth predictions provided by independent third parties for 2008 are modestly higher than for 2007. As for the emerging field of biotechnologies, we are seeing increased investments for pilot operations and research to bring these alternative products to market. We are currently working with key customers in this area in the development of products to serve this future industry. The outlook for the chemical industry remains favorable on a global scale; however, regional economic slowdowns and exchange rate changes could have an adverse impact on this industry in the respective markets.

The power industry represented approximately 12% and 13% of our bookings in 2007 and 2006, respectively. This industry continued to see capital investment growth due the increased power demands in the developing countries such as China and India and capacity increases in mature markets including the United States (“U.S.”). Many of the projects in 2007 were designed as coal-fired power plants due to the increasing costs of natural gas and the long lead time for clean-coal and nuclear. The revenue opportunity from sales of our products at a coal-fired plant typically can be three times that of a natural gas power plant.

Planned investments in nuclear power generators increased over the past year with a significant increase in proposed power plant projects. In the U.S., more than 30 submittals to the Nuclear Regulatory Commission are expected for new nuclear power plants. China is projected to develop projects to bring on line as many as two nuclear plants per year for the next 20 years, according to government sources. Our product offerings have maintained “N-stamp” certification (required for nuclear applications) through the slowdown in nuclear power plant construction allowing us to continue to support the aftermarket business for existing facilities. This positions us well for the pending growth in investment in nuclear globally.

We are seeing increased activity in alternative energy sources such as geothermal and coal gasification where we are working with key customers in the development of products to serve this portion of the power industry. The outlook for the power industry is favorable due to the increasing power demand in the developing countries and infrastructure improvements needed in the mature markets. However, economic slowdowns or recessions could delay the demand for additional power pushing major capital projects out into the future.

Worldwide demand for fresh water and water treatment continues to create requirements for new facilities or for upgrades of existing systems, many of which require products that we offer, especially pumps. We believe we are a global leader in the desalination market, which is an important source of fresh water in the Mediterranean area and the Middle East. We expect that this trend in desalination will expand from the traditional areas, as previously mentioned, to other coastal areas around the globe. This is a significant market for pump and valve actuation products. In both 2007 and 2006, the water market represented approximately 6% of our bookings.

General industries comprises a variety of different businesses, including mining and ore processing, pulp and paper, food and beverage and other smaller applications, none of which individually represents more than 5% of total bookings in 2007 and 2006. General industries also includes sales to distributors, whose end customers operate in the industries we primarily serve. General industries represented approximately 24% and 23% of our bookings in 2007 and 2006, respectively. In 2007, we saw favorable growth in these businesses with the mining and ore processing industry showing increased investment. This portion of our business tends to have stable performance due to the diversity of industries and their respective different business cycles.

Our customers include engineering contractors, original equipment manufacturers, end users and distributors. Sales to engineering contractors and original equipment manufacturers are typically for large project orders and critical applications, as are certain sales to distributors. Project orders are typically procured for customers either directly from us or indirectly through contractors for new construction projects or facility enhancement projects.

The quick turnaround business, which we also refer to as the “book and ship” business, is defined as orders that are received from the customer (booked) and shipped within three months of receipt. These orders are typically for more standard products, parts or services. Each of our three business segments generates certain levels of this type of business.

In the sale of aftermarket products and services, we benefit from a large installed base of our pumps, seals and valves, which require maintenance, repair and replacement parts. We use our manufacturing platform to offer a broad array of aftermarket equipment services such as installation, advanced diagnostics, repair and retrofitting. In geographic regions where we are positioned to provide quick response, we believe customers have traditionally relied on us, rather than our competitors, for aftermarket products due to our highly engineered and customized products. However, the aftermarket for standard products is competitive with common standards providing easier replacement of the installed products. Proximity of service centers, timeliness of delivery and quality are important considerations for aftermarket products and services. Therefore we continue to expand our global QRC network to improve our ability to capture this important aftermarket business.

The reporting of trends by product type, customer type and business type is based upon analytical review of individual operational results and knowledge of their respective businesses, as we do not formally track revenues by any of these categories. These trends are analyzed as a secondary reporting mechanism that is not derived directly from our general ledger system.

Our Strategies

Our overarching objective is to grow our position as a product and integrated solutions provider in the flow control industry. This objective includes continuing to sell products by building on existing sales relationships and marketing the power of our portfolio of products and services. It also includes delivering specific end-user solutions that help customers attain their business goals by ensuring maximum reliability at a decreased cost of ownership. Sustainable, profitable growth is being driven using strategies that are well communicated throughout our company. These strategies include: organic growth, globalization, process excellence, portfolio management and strategic acquisitions, organizational capability and technology/innovation. The key elements of these strategies are outlined below.

Organic Growth

Organic growth is an important initiative focused on growing revenues from the existing portfolio of products and services, as well as through the development of new customer-driven products and services. An overarching goal is to focus on opportunities that can maximize the organic growth from existing customers and to evaluate potential new customer-partnering initiatives that maximize the capture of the product’s total life cycle. We are one of the few pump, valve and seal companies that can offer customers a differentiated option of products and services, as well as offer an additional option that includes any combination of products and solution support packages across a broad portfolio. The combined pump and seal end-user teams have historically been successful in delivering new solution programs and increasing organic aftermarket growth.

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

We also seek to continue to review our substantial installed pump, seal and valve base as a means to expand the aftermarket services business, as customers are increasingly using third-party aftermarket service providers to reduce their fixed costs and improve profitability. To date, the aftermarket services business has provided us with a steady source of revenues and cash flows at higher margins than original equipment sales. This allows us to be in frequent contact with customers, building on the knowledge of customer needs and providing cross-selling opportunities. We are building on our established presence through an extensive QRC global network to provide the immediate parts, service and technical support required to effectively manage and win the aftermarket business created from our installed base.

New product and service development is driven through our product management organization, working in concert with engineering, operations and sales. The goal is to increase our revenues from new products and services developed during the last five years. The new product development process has made significant progress in demonstrating a pipeline of new and modified products and services.

Globalization

The globalization business initiative has several facets that include:

•	expanding our global presence to capture business in the developing geographic market areas (China, Russia, Latin America, Middle East and Africa);

•	utilizing low-cost sourcing opportunities to remain competitive in the global economy; and

•	attracting and retaining the global intellectual capital required to support our global growth plans in new geographical areas.

We believe there are attractive opportunities in international markets, particularly in Latin America, the Middle East and Asia-Pacific and intend to continue to utilize our global presence to further penetrate these markets. In 2007, we signed a joint venture agreement with Changsha Pump Works in China to focus on the growing power and water industries in China.

In the aftermarket services business, we seek to strategically add QRCs sites in order to provide rapid response, fast delivery and onsite field repair on a global scale for our customers. In 2007, we added four QRCs expanding our ability to effectively deliver aftermarket support globally. Of particular note, we broke ground on a new QRC campus in Dubai located in the Jebel Ali Free Trade Zone. This facility will support aftermarket requirements for all three product divisions in the Middle East region.

We are focused on shifting, as appropriate, certain manufacturing and engineering functions to, and increasing the supply of materials and components from, lower cost areas such as India, China, Mexico, Latin America and Eastern Europe. In 2007 these areas accounted for approximately 15% of our direct materials spending, compared to approximately 5% in 2001. We are focused on utilizing supply chain management to reduce procurement costs, including expanding purchases utilizing e-Commerce and further consolidating the procurement of goods at a better value.

In addition, we have expanded our China presence with additional sales and supply chain professionals and growth plans. These growth plans include acquisition or development of new capabilities that will enhance the penetration of products in China for oil and gas and power projects, as well as provide a base for the export of products.

Process Excellence

The process excellence initiative encapsulates ongoing programs that drive increased customer fulfillment and yield internal productivity. This initiative includes:

•	driving improved customer fulfillment through metrics such as on-time delivery, cost reduction, quality, cycle time reduction and warranty cost reduction as a percentage of sales;

•	continuing to develop a culture of continuous improvement that delivers maximum productivity and cost efficiencies; and

•	implementing global functional competencies to drive standardized processes.

We seek to increase our operational efficiency through our CIP initiative, which utilizes tools such as Six Sigma methodology, lean manufacturing and capacity management to improve quality and processes, reduce product cycle times and lower costs. Recognizing that employees are our most valuable resource in achieving operational excellence goals, we have instituted broad CIP training. To date, more than 1,300 employees are CIP-trained or certified as “Green Belts” or “Black Belts” and are deployed on CIP projects throughout our company in operations and the front office of the business. As a result of the CIP initiatives, we have developed and implemented processes to reduce our engineering and manufacturing process cycle time, improve on-time delivery and service response time, lower inventory levels and reduce costs. We have also experienced success in sharing and applying best practices achieved in one business segment and deploying those ideas to other segments of the business.

We continue to make progress in standardizing processes and simplifying our information technology platform. Standard processes have been designed and agreed to by our Manufacturing, Supply Chain, Sales and Service and Finance departments, creating a standard blueprint for our company. We continue to implement these processes using a common enterprise resource planning (“ERP”) software platform. Since 2004, we have successfully reduced our overall ERP footprint from 59 platforms to 37 platforms (excluding the impact of platform reductions resulting from dispositions).

We seek to continue to improve our working capital utilization, with a particular focus on improving the management of accounts receivable and inventory. See further discussion in the “Liquidity and Capital Resources” section of this MD&A.

Portfolio Management and Strategic Acquisitions

The continued management of our portfolio of products and services is critical to our success. We will continue to rationalize our portfolio of products and services to ensure alignment with market requirements. We will continue to make the necessary research and development (“R&D”) investments to expand the scope of our product offerings and our deployment of advanced technologies. We will also continue to evaluate acquisitions, joint ventures and other strategic investment opportunities to broaden our product portfolio, service capabilities, geographic presence or operational capabilities to meet the growing needs of our customers.

In 2007, we sold non-core assets related to the rail business of our wholly-owned Australian subsidiary, Thompsons, Kelly and Lewis, Pty. Ltd. (“TKL”). The TKL rail assets were a part of our larger Australian pump business. The TKL pump business was retained and remains a core part of our business.

Organizational Capability

We believe there are several elements in our strategic efforts to continuously enhance our organizational capability, including:

•	building our succession planning along with our competency and performance management capabilities, with a focus on key positions and critical talent pools;

•	utilizing these capabilities to drive our training programs and facilitate our cross-divisional and functional development assignments;

•	developing talent acquisition programs to address critical talent needs to support our global growth;

•	capturing the intellectual capital in the current workforce and sharing it within our company and with customers as a competitive advantage;

•	creating a total compensation program that provides our associates with equitable opportunities that are competitive and linked to performance; and

•	building a diversified organization with a strong ethical and compliance culture based on transparency and trust.

We continue to focus on training through the distribution of electronic learning packages in multiple languages for our Code of Business Conduct, workplace harassment, facility safety, anti-bribery and Foreign Corrupt Practices Act, export compliance and other regulatory and compliance programs. In addition, in 2006 we launched a new rotating equipment specialist program aimed at capturing internal intellectual capital and improving the capabilities of the internal workforce in an effort to provide better service to our customers. This is a comprehensive program that will continue through 2007 and 2008 with the goal of educating more than 2,000 of our front line employees across the globe.

Technology/Innovation

The infusion of advanced technologies into new product and services development has become a core requirement as we evaluate our R&D investments. The objective is to improve the percentage of new products as a function of revenue, utilizing technological innovation to improve overall product lifecycle management and total cost of ownership for our customers. A cross-divisional technology council is in place to explore new technologies and their potential applications in our industry. The team also has the objective of ensuring that the technologies developed are available for wide use across our company to maximize the return on investments.

One major focus of applying advanced technology is in adding self-diagnostic capabilities into our products. This includes the intelligence required to provide customers with advanced warning of required maintenance, allowing their operations to reach optimal productivity. We are teaming with universities and experts in the appropriate research fields to accelerate the required learning and to shorten the development time in leveraging the value of applied technologies in our products and services. Our intent is to be a market leader in the application of advanced technology to improve product performance and return on investment for our customers.

OUR RESULTS OF OPERATIONS

Bookings and Backlog

	2007	2006	2005
	(Amounts in millions)

Bookings — continuing operations	$4,318.7	$3,617.0	$2,931.9
Bookings — discontinued operations(1)	—	—	90.4

Total bookings	4,318.7	3,617.0	3,022.3
Backlog (at period end)	2,276.6	1,630.0	994.1

(1)	Bookings for discontinued operations in 2005 represent certain non-core service operations, collectively called the General Services Group (“GSG”), which was previously included in FCD. GSG was sold effective December 31, 2005, and we treated this disposition as discontinued operations for the year then ended.

We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacture, service or support.

Total bookings in 2007 increased by $701.7 million, or 19.4%, as compared with 2006. The increase includes currency benefits of approximately $208 million. Increased bookings are primarily attributable to strength in the oil and gas and chemical markets for all of our divisions. Additionally, the power industry continues to be strong for FPD and FCD, and the water and mining industries are contributing to the growth in FPD.

Bookings for continuing operations in 2006 increased $685.1 million, or 23.4%, as compared with 2005. Total bookings in 2006 increased by $594.7 million, or 19.7%, as compared with 2005. The increase includes currency benefits of approximately $24 million. Total bookings in 2005 include $90.4 million of bookings for GSG, a discontinued operation that was sold effective December 31, 2005. Increased bookings are primarily attributable to strength in the oil and gas industry, which has positively impacted each of our divisions, particularly in North America and the Middle East. The power, chemical and water industries have also contributed to the improvement.

Backlog represents the accumulation of uncompleted customer orders. Backlog of $2.3 billion at December 31, 2007 increased by $646.6 million, or 39.7%, as compared with 2006. Currency effects provided an increase of approximately $140 million. The increase in total bookings reflects an increase in project work and orders for engineered products, which naturally have longer lead times, as well as expanded lead times at the request of certain customers. By the end of 2008, we expect to ship over 88% of this backlog. Backlog of $1.6 billion at December 31, 2006 increased by $635.9 million, or 64.0%, as compared with 2005. Currency effects provided an increase of approximately $101 million. The increase resulted primarily from increased bookings as discussed above.

Sales

	2007	2006	2005
	(Amounts in millions)

Sales	$3,762.7	$3,061.1	$2,695.3

Sales in 2007 increased by $701.6 million, or 22.9%, as compared with 2006. The increase includes currency benefits of approximately $178 million. The increase is primarily attributable to continued strength in the oil and gas markets, which has positively impacted both original equipment and aftermarket sales for FPD. Additionally, FCD is experiencing strong project sales across all valve markets and FSD is experiencing increased aftermarket and project sales in Europe, the Middle East and Africa (“EMA”) and North America, respectively. In 2007, original equipment and aftermarket sales increased 27% and 18%, respectively, as compared with 2006.

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

Sales to international customers, including export sales from the U.S., were approximately 66% of sales in 2007 compared with 67% of sales in 2006 and 65% of sales in 2005. Sales to EMA were approximately 38%, 42% and 39% in 2007, 2006 and 2005, respectively. Sales into the Asia Pacific region were approximately 16%, 15% and 14% in 2007, 2006 and 2005, respectively. We believe that our sales to international customers will increase as a percentage of total sales, as we believe our highest revenue growth opportunities are in Asia, the Middle East and Latin America.

Gross Profit and Gross Profit Margin

	2007	2006	2005
	(Amounts in millions)

Gross profit	$1,247.7	$1,007.3	$870.6
Gross profit margin	33.2%	32.9%	32.3%

Gross profit in 2007 increased by $240.4 million, or 23.9%, as compared with 2006. Gross profit margin in 2007 of 33.2% increased from 32.9% in 2006. Gross profit margin in 2007 was positively impacted by higher sales, which favorably impacts our absorption of fixed manufacturing costs, as well as various CIP and supply chain initiatives. Our CIP initiative is driving increased throughput on existing capacity, reduced cycle time, lean manufacturing and reduced warranty costs as a percentage of sales. Our supply chain initiatives focus on materials costs savings through low cost supply sources, long-term supply agreements and product outsourcing. While both original equipment and aftermarket sales increased, the rate of growth of original equipment sales exceeded that of aftermarket sales. As a result, original equipment sales increased to 63% of total sales in 2007, as compared with 62% in 2006. The aftermarket business consistently provides more favorable gross profit margins than original equipment sales.

Gross profit in 2006 increased by $136.7 million, or 15.7%, as compared with 2005. Gross profit margin in 2006 of 32.9% increased from 32.3% in 2005. Gross profit margin in 2006 was positively impacted by various CIP and supply chain initiatives. Gross profit margin in 2006 was also positively impacted by pricing increases in FCD and FSD, as well as increased sales in all of our divisions, which positively impacts our absorption of fixed costs. These were partially offset by an increase in original equipment sales, primarily by FPD, which generally carries a lower margin.

Selling, General and Administrative Expense (“SG&A”)

	2007	2006	2005
	(Amounts in millions)

SG&A expense	$856.5	$782.5	$684.3
SG&A expense as a percentage of sales	22.8%	25.6%	25.4%

SG&A is impacted by growth in our underlying business, various initiatives to improve organizational capability, compliance and systems and infrastructure improvements. In each of the three years presented, at least

53% of SG&A consisted of employee-related costs, which includes payroll, benefits and incentive payments. SG&A in 2007 increased by $74.0 million, or 9.5%, as compared with 2006. Currency effects provided an increase of approximately $29 million. The increase in SG&A is primarily attributable to an increase in employee-related costs of $62.8 million due to continued investment in sales and engineering personnel and other in-house capabilities to drive long-term growth, as well as annual merit increases, equity compensation arising from improved performance and a higher stock price and annual and long-term incentive compensation plans, as well as a $7.3 million increase in third party commissions, in support of increased bookings and sales. This was partially offset by a $5.9 million pre-tax gain recorded by FPD on the sale of our TKL rail assets. A decrease of $12.1 million in audit fees was partially offset by an increase of $5.2 million in professional fees related to R&D. Legal fees and accrued resolution costs to governmental authorities related to our foreign subsidiaries’ involvement with the United Nations Oil-for-Food Program of approximately $11 million were partially offset by net gains from certain legal matters. For additional discussion of legal matters, see the “Recent Developments” section of this MD&A and Note 13 to our consolidated financial statements included in this Annual Report. SG&A as a percentage of sales in 2007 improved 280 basis points as compared with the same period in 2006. The decrease is primarily attributable to leverage from higher sales and the gain on the sale of our TKL rail assets, as well as ongoing efforts to contain costs and the stock modification and realignment charges recorded in 2006 that did not recur.

SG&A in 2006 increased by $98.2 million, or 14.4%, as compared with 2005. Currency effects provided an increase of approximately $6 million. The increase is primarily attributable to an increase in employee-related costs of $54.0 million as follows: development of in-house capabilities for tax, Sarbanes-Oxley compliance, internal audit, and financial planning and analysis; increased marketing and engineering personnel to support increased sales; increased equity incentive arising from higher share price ($6.5 million primarily related to restricted stock) and the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” ($6.9 million related to stock options); costs associated with our expansion in Asia; and severance charges related to an outsourcing initiative ($1.3 million). The increase is also due to an increase in travel expenses of $12.1 million, due to increased global selling and marketing activity to support overall business growth and increased compliance initiatives, an $8.0 million increase in information technology expenses related to infrastructure and ERP application upgrades and a $11.4 million increase in legal fees and expenses, partially offset by a $12.6 million decrease in finance-related professional fees due to the development of in-house capabilities discussed above. Additionally, we incurred charges of $11.6 million associated with the relocation of product lines to different facilities and the severance of redundant personnel in Europe, which accounts for 40 basis points of our SG&A as a percentage of sales.

Net Earnings from Affiliates

	2007	2006	2005
	(Amounts in millions)

Net earnings from affiliates	$18.7	$14.8	$12.5

Net earnings from affiliates represents our joint venture interests in Asia and the Middle East. Net earnings from affiliates in 2007 increased by $3.9 million as compared with 2006. The improvement in earnings is primarily attributable to an FCD joint venture in India and an FPD joint venture in Japan.

Net earnings from affiliates in 2006 increased by $2.3 million as compared with 2005. The improvement in earnings is primarily attributable to an FSD joint venture in Korea and an FPD joint venture in Japan.

Operating Income

	2007	2006	2005
	(Amounts in millions)

Operating income	$409.9	$239.6	$198.8
Operating income as a percentage of sales	10.9%	7.8%	7.4%

Operating income in 2007 increased by $170.3 million, or 71.1%, as compared with 2006. The increase includes currency benefits of approximately $32 million. The increase is primarily a result of the $240.4 million increase in gross profit, partially offset by the $74.0 million increase in SG&A, discussed above.

Operating income in 2006 increased by $40.8 million, or 20.5%, as compared with 2005. The increase includes currency benefits of approximately $6 million. The increase is primarily a result of the $136.7 million increase in gross profit, partially offset by the $98.2 million increase in SG&A, discussed above.

Interest Expense, Interest Income and Loss on Early Extinguishment of Debt

	2007	2006	2005
	(Amounts in millions)

Interest expense	$(60.1)	$(65.7)	$(74.1)
Interest income	4.3	7.6	3.4
Loss on early extinguishment of debt	(0.4)	(0.7)	(27.7)

Interest expense in 2007 decreased by $5.6 million as compared with 2006, primarily as a result of lower average outstanding debt. Interest expense decreased by $8.4 million in 2006 as compared with 2005, as a result of the refinancing of our 12.25% Senior Subordinated Notes in August 2005 with the proceeds of borrowings under our Credit Facilities. See further discussion of our refinancing in Note 11 to our consolidated financial statements included in this Annual Report. At December 31, 2007 approximately 71% of our debt was at fixed rates, including the effects of $395.0 million of notional interest rate swaps.

Interest income in 2007 decreased by $3.3 million as compared with 2006 due primarily to a lower average cash balance. Interest income in 2006 increased by $4.2 million as compared with 2005 due to significantly higher average cash balances.

During 2007, we incurred charges of $0.4 million as a result of an amendment to our Credit Facilities in August 2007, which improved the terms of our revolving line of credit. See further discussion of our amendment in the “Liquidity and Capital Resources” section of this MD&A and in Note 11 to our consolidated financial statements included in this Annual Report. During 2006, we incurred charges of $0.7 million on debt repayments and extinguishment primarily as a result of our repayments of amounts outstanding under our European Investment Bank (“EIB”) credit facility. During 2005, we incurred a charge of $27.7 million as a result of debt repayments and extinguishment related to our 2005 refinancing.

Other Income (Expense), net

	2007	2006	2005
	(Amounts in millions)

Other income (expense), net	$6.4	$6.4	$(8.4)

Other income (expense), net in 2007 did not change compared with 2006. During 2007, the U.S. dollar exchange rate weakened versus the Euro. Other income (expense), net in 2006 increased by $14.8 million to income of $6.4 million as compared with 2005, primarily due to a $14.2 million increase in unrealized gains on forward exchange contracts, due in part to a $3.3 million gain on the settlement of the derivative contract related to our EIB credit facility.

Tax Expense and Tax Rate

	2007	2006	2005
	(Amounts in millions)

Provision for income taxes	$104.3	$73.2	$40.6
Effective tax rate	29.0%	39.1%	44.1%

The 2007 effective tax rate differed from the federal statutory rate of 35% primarily due to the net impact of foreign operations, which includes the impacts of lower foreign tax rates and the net favorable results from various tax audits, and changes in valuation allowance estimates. These improvements were partially offset by additional reserves established for uncertain tax positions pursuant to our adoption of Financial Accounting Standards Board (“FASB”) Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” See additional discussion of uncertain tax positions in Note 11 to our consolidated financial statements included in this Annual Report.

The 2006 effective tax rate differed from the federal statutory rate of 35% primarily due to the net impact of foreign operations and certain U.S. non-deductible expenses.

The 2005 effective tax rate differed from the federal statutory rate of 35% primarily due to Extraterritorial Income (“ETI”) exclusion benefits of $1.9 million, state income tax benefits of $1.7 million resulting primarily from net reductions in valuation allowances and $11.5 million of net tax impact from foreign operations.

We have operations in European and Asian countries that provide various tax incentives. In 2003, we were granted a preferential tax rate of approximately 10% in Switzerland for certain sales and marketing activities. This incentive did not provide a benefit after 2006. During 2004, we received a 5-year, 10% tax rate in Singapore for income in excess of a prescribed base amount generated from certain regional headquarter activities, subject to certain employment and investment requirements. In India, we were granted 100% tax exemptions for profits derived from export sales and certain manufacturing operations in prescribed areas for a period of 10 years. The Indian tax exemptions expire in 2011 and 2007, respectively.

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

Our effective tax rate is based upon current earnings and estimates of future taxable earnings for each domestic and international location. Changes in any of these and other factors, including our ability to utilize foreign tax credits and net operating losses or results from tax audits, could impact the tax rate in future periods. As of December 31, 2007 we have foreign tax credits of $16.6 million, expiring in 2010 through 2016 against which we recorded $0.3 million in valuation allowances. Additionally, we have recorded other U.S. net deferred tax assets of $61.8 million, which relate to net operating losses, tax credits and other deductible temporary differences that are available to reduce taxable income in future periods, most of which do not have a definite expiration. Should we not be able to utilize all or a portion of these credits and losses, our effective tax rate would be negatively impacted. It is reasonably possible that within the next 12 months the effective tax rate will be impacted by the resolution of some or all of the matters audited by various taxing authorities. We estimate we could record a reduction in our tax expense of approximately $17 million to $32 million within the next 12 months.

Net Earnings and Earnings Per Share

	2007	2006	2005
	(Amounts in millions)

Income from continuing operations	$255.8	$114.0	$51.4
Net earnings(1)	255.8	115.0	17.1
Net earnings per share from continuing operations — diluted	4.46	2.00	0.91
Net earnings per share — diluted	4.46	2.02	0.30
Average diluted shares	57.3	56.9	56.7

(1)	Net earnings in 2006 includes a gain of $1.0 million from discontinued operations, representing the reduction in the loss on the sale of GSG as a result of the resolution of the contingent sales price. Net earnings in 2005 includes a $31.8 million loss from discontinued operations, net of tax, is due primarily to the impairment of certain assets owned by GSG, which is more fully discussed in Note 2 to our consolidated financial statements included in this Annual Report.

Income from continuing operations in 2007 increased by $141.8 million to $255.8 million, or $4.46 per diluted share, as compared with 2006. The increase is primarily attributable to the $170.3 million increase in operating income, partially offset by the $31.1 million increase in tax expense, as discussed above.

Income from continuing operations in 2006 increased by $62.6 million to $114.0 million, or $2.00 per diluted share, as compared with 2005. The increase is primarily attributable to the $40.8 million increase in operating income and the $27.0 million decrease in loss on debt repayment and extinguishment, partially offset by the $32.6 million increase in tax expense, as discussed above.

Other Comprehensive Income (Expense)

	2007	2006	2005
	(Amounts in millions)

Other comprehensive income (expense)	$69.0	$63.5	$(63.7)

Other comprehensive income (expense) in 2007 increased by $5.5 million to income of $69.0 million as compared with 2006. This was primarily due to the continued weakening of the U.S. dollar exchange rate versus the Euro during 2007. An increase in pension and other postretirement income, due primarily to an increased discount rate, was mostly offset by a decline in results from interest rate hedging activity.

Other comprehensive income (expense) in 2006 increased by $127.2 million to income of $63.5 million as compared with 2005. The increase is due primarily to the weakening of the U.S. dollar exchange rate versus the Euro and the British pound during 2006. Pension and other postretirement income of $23.9 million in 2006 increased from expense of $31.9 million in 2005, primarily as a result of an increased discount rate.

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

Flowserve Pump Division Segment Results

Through FPD, we design, manufacture, distribute and service engineered and industrial pumps and pump systems and submersible motors (collectively referred to as “original equipment” or “OE”). FPD also manufactures replacement parts and related equipment, and provides a full array of support services (collectively referred to as “aftermarket”). FPD has 28 manufacturing facilities worldwide, of which eight are located in North America, 11 in Europe, four in Latin America and five in Asia. FPD also has 76 service centers, including those co-located in a manufacturing facility, in 24 countries. We believe that we are the largest pump manufacturer serving the oil and gas, chemical and power generation industries, and the third largest pump manufacturer overall.

	Flowserve Pump Division
	2007	2006	2005
	(Amounts in millions)

Bookings	$2,551.4	$2,110.9	$1,575.7
Sales	2,095.4	1,617.7	1,398.4
Gross profit	596.6	457.4	395.8
Gross profit margin	28.5%	28.3%	28.3%
Segment operating income	274.2	172.7	149.8
Segment operating income as a percentage of sales	13.1%	10.7%	10.7%
Backlog (at period end)	1,775.3	1,263.3	703.5

Bookings in 2007 increased by $440.5 million, or 20.9%, as compared with 2006. The increase includes currency benefits of approximately $133 million. The increase is attributable to EMA, North America and Latin America, which increased $262.2 million (including currency benefits of approximately $111 million), $106.7 million and $59.6 million (including currency benefits of approximately $5 million), respectively. The highest rates of growth occurred in EMA and Latin America. Both original equipment and aftermarket bookings continue to be strong, increasing 25% and 14%, respectively, as compared with 2006. Increased bookings were led by continued strength in oil and gas, chemical, water and general industry markets. Of the $2.6 billion of total bookings in 2007, approximately 51% were from oil and gas, 15% power, 10% water, 8% chemical and 16% general industries.

Bookings in 2006 increased by $535.2 million, or 34.0%, as compared with 2005. The increase includes currency benefits of approximately $15 million. The increase is primarily due to an increase in EMA of $360.1 million (including currency benefits of approximately $13 million), which is attributable to strength in the oil and gas, power and water industries and an increase of $131.1 million in North America, which is primarily attributable to the oil and gas industry. The increase in bookings includes a 46% increase in original equipment bookings, attributable to all regions, and an 18% increase in aftermarket bookings, particularly in EMA. Of the

$2.1 billion of total bookings in 2006, approximately 54% were from oil and gas, 16% power, 9% water, 6% chemical and 15% general industries.

Sales in 2007 increased by $477.7 million, or 29.5%, as compared with 2006. The increase includes currency benefits of approximately $108 million. The increase is primarily attributable to EMA, North America and Latin America, which increased $300.7 million (including currency benefits of approximately $88 million), $129.5 million and $51.3 million (including currency benefits of approximately $5 million), respectively. The highest rate of growth occurred in Latin America. Both original equipment and aftermarket sales show continued strength, increasing 38% and 21%, respectively, as compared with the same period in 2006. The increases in EMA and North America are due to strength in the oil and gas industry.

Sales in 2006 increased by $219.3 million, or 15.7%, as compared with 2005. The increase includes currency benefits of approximately $24 million. The increase is primarily attributable to EMA and North America, which increased $141.1 million (including currency benefits of approximately $20 million) and $59.7 million, respectively. Oil and gas sales to the Middle East region have contributed the most significant growth in EMA, while domestic oil and gas sales have contributed the most significant growth in North America. Original equipment increased to approximately 56% of sales in 2006, as compared with approximately 53% of sales in 2005.

Gross profit in 2007 increased by $139.2 million, or 30.4%, as compared with 2006. Gross profit margin in 2007 of 28.5% increased from 28.3% in 2006. The increase is primarily attributable to increased sales, which favorably increases our absorption of fixed manufacturing costs, and our ability to implement modest price increases late in 2006, which allowed us to mitigate the impact of increased metals and other supply chain costs. This was partially offset by the significant growth in original equipment sales in 2007. While both original equipment and aftermarket sales increased, original equipment sales growth exceeded the growth in aftermarket for the period. As a result, original equipment sales increased to 60% of total sales as compared with 57% of total sales for the same period in 2006. The aftermarket business consistently provides more favorable gross margins than original equipment sales.

Gross profit in 2006 increased by $61.6 million, or 15.6%, as compared with 2005. Gross profit margin in 2006 of 28.3% was comparable to 2005. In 2006, gross profit margin was positively impacted by higher sales, which favorably impacts our absorption of fixed costs, as well as CIP and supply chain initiatives. However, these were offset by a 23% increase in sales of original equipment, which carries a lower margin. Aftermarket sales increased by 8%.

Operating income in 2007 increased by $101.5 million, or 58.8%, as compared with 2006. The increase includes currency benefits of approximately $18 million. The increase was due primarily to increased gross profit of $139.2 million, partially offset by a $40.5 million increase in SG&A. The increase in SG&A is primarily attributable to $22.5 million in higher selling costs, driven by an increase in sales and engineering personnel to support the global growth of our business and increased commissions resulting from increased sales levels, additional total R&D costs of $4.9 million, improvements to our ERP systems and additional compensation expense related to annual and long-term incentive plans. This was partially offset by a $5.9 million pre-tax gain on the sale of our TKL rail assets, which is included in SG&A. SG&A as a percentage of sales in 2007 improved 220 basis points as compared with 2006. The improvement in SG&A is attributable to leverage from higher sales, as well as ongoing efforts to contain costs, the gain on the sale of the TKL rail assets and severance charges recorded in 2006 that did not recur.

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

Backlog of $1.8 billion in 2007 increased by $512.0 million, or 40.5%, as compared with 2006. Currency provided an increase of approximately $114 million. The increase in backlog reflects an increase in orders of engineered products, which naturally have longer lead times, as well as expanded lead times at the request of certain customers. Backlog of $1.3 billion in 2006 increased by $559.8 million, or 79.6%, as compared with 2005. Currency provided an increase of approximately $82 million. The increase in backlog is primarily attributable to the growth in bookings discussed above.

Flow Control Division Segment Results

Our second largest business segment is FCD, which designs, manufactures and distributes a broad portfolio of engineered and industrial valves, control valves, actuators, controls and related services. FCD leverages its experience and application know-how by offering a complete menu of engineered services to complement its expansive product portfolio. FCD has a total of 40 manufacturing and service facilities in 19 countries around the world, with only five of its 20 manufacturing operations located in the U.S. Based on independent industry sources, we believe that we are the third largest industrial valve supplier on a global basis.

	Flow Control Division
	2007	2006	2005
	(Amounts in millions)

Bookings — continuing operations	$1,245.7	$1,060.9	$936.0
Bookings — discontinued operations	—	—	90.4

Total bookings	1,245.7	1,060.9	1,026.4
Sales	1,163.2	994.8	894.3
Gross profit	405.8	338.3	287.7
Gross profit margin	34.9%	34.0%	32.2%
Segment operating income	163.7	115.9	92.1
Segment operating income as a percentage of sales	14.1%	11.6%	10.3%
Backlog (at period end)	414.8	314.3	240.6

Total bookings in 2007 increased by $184.8 million, or 17.4%, as compared with 2006. The increase includes currency benefits of approximately $56 million. The growth in bookings is primarily attributable to the sustained strength of our key end-markets. Increased project activity in the global oil and gas market, specifically in the Middle East and China, and growth in the pulp and paper market, both in Latin American and Asia, drove improved control valve bookings. Power valve bookings benefited from elevated maintenance repair operations (“MRO”) business for both the nuclear and fossil fuel power generation markets. Bookings improvement in the process valve market resulted from strength in the Chinese coal gasification and purification industries. Growth in China has contributed to bookings improvement across all aspects of our valve portfolio. Of the $1.2 billion of total bookings in 2007, approximately 33% were from chemical, 35% general industry, 20% oil and gas and 12% power.

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

Sales in 2007 increased by $168.4 million, or 16.9%, as compared with 2006. This increase includes currency benefits of approximately $52 million. The increase is principally the result of strength in both project and MRO business across all significant areas of our valve portfolio. Continued growth in Asia, particularly in the coal gasification, petrochemical and acetic acid markets, drove improvement in process valve sales. Strong project sales in the oil and gas industry, specifically in North America, the Middle East and China, also contributed to the improvement. Sales of control valves increased due to the satisfaction of large orders in the Australian mining and Asian pulp and paper markets. Increased capacity enabled fulfillment of significant Russian district heating orders placed in the later half of 2006, contributing to the growth in power valve sales.

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

Gross profit in 2007 increased by $67.5 million, or 20.0%, as compared with 2006. Gross profit margin in 2007 of 34.9% increased from 34.0% in 2006. The increase reflects the aforementioned higher sales levels, which favorably impacts our leverage of fixed manufacturing costs, increased efficiency as a result of our successful relocation of several product lines in 2006, and strong focus on the successful implementation of various CIP, lean manufacturing and supply chain management initiatives. Gross profit margin was also positively impacted by our ability to implement modest price increases in the first half of 2007, which enabled us to mitigate the impact of increased metals and other supply chain costs.

Gross profit in 2006 increased by $50.6 million, or 17.6%, as compared with 2005. Gross profit margin in 2006 of 34.0% increased from 32.2% in 2005. The increase is due to the increase in sales, which favorably impacts our absorption of fixed costs. Strong focus on realizing margin improvements on aftermarket sales for our installed base, improved sharing of materials pricing risk with our customers, our successful implementation of various other CIP and supply chain initiatives and implementation of broad-based price increases in the latter-half of 2005 also contributed to the improvement.

Operating income in 2007 increased by $47.8 million, or 41.2% as compared with 2006. This increase includes currency benefits of approximately $9 million. The increase is primarily attributable to the aforementioned $67.5 million improvement in gross profit, offset in part by higher SG&A costs, which increased $21.7 million (including negative currency effects of approximately $10 million) as compared with the same period in 2006. The increase is principally attributable to the $14.8 million of increased selling costs, primarily related to increased salary and higher external commission expense resulting from increased sales and bookings levels, as well as additional compensation expense related to our annual and long-term incentive plans. Also contributing to the increase was $4.8 million of increased total R&D costs, as well as increased legal fees and expenses related to compliance matters. Partially offsetting these increases was $6.6 million of realignment costs recognized in 2006 that did not recur. SG&A as a percentage of sales in 2007 improved 140 basis points as compared with 2006. The improvement is attributable to leverage from higher sales, as well as ongoing efforts to contain costs and realignment charges recorded in 2006 that did not recur.

Operating income in 2006 increased by $23.8 million, or 25.8% as compared with 2005. This increase includes currency benefits of approximately $1 million. The increase is primarily attributable to the $50.6 million improvement in gross profit, partially offset by higher SG&A, driven primarily by increased headcount, which contributed an additional $8.5 million of compensation costs, a $1.7 million increase in information technology project costs, a $2.3 million increase in travel costs, a $1.5 million increase in equity-based incentive compensation and higher external commission expense resulting from increased sales. In 2006, we recognized $1.2 million in bad debt expense related to the bankruptcy of a single customer. Also, 2006 includes $6.6 million of costs associated with the relocation of product lines to different facilities, which accounts for 70 basis points of our SG&A as a percentage of sales.

Backlog of $414.8 million at December 31, 2007 increased by $100.5 million, or 32.0%, as compared with 2006. Currency effects provided an increase of approximately $21 million. The increase in backlog is primarily attributable to increased volume, an increase in the number of project orders and longer lead times for some of the more significant oil and gas projects. Backlog of $314.3 million at December 31, 2006 increased by $73.7 million, or 30.6%, as compared with 2005. Currency effects provided an increase of approximately $16 million. The increase in backlog is primarily attributable to increased bookings, as discussed above.

Flow Solutions Division Segment Results

Through FSD, we engineer, manufacture and sell mechanical seals, auxiliary systems and parts, and provide related services, principally to process industries and general industrial markets, with similar products sold internally in support of FPD. FSD has added to its global operations and has nine manufacturing operations, four of which are located in the U.S. FSD operates 70 QRCs worldwide (including 5 that are co-located in a manufacturing facility), including 24 sites in North America, 18 in Europe, and the remainder in Latin America and Asia. Our ability to rapidly deliver mechanical sealing technology through global engineering tools, locally sited QRCs and on-site engineers represents a significant competitive advantage. This business model has enabled FSD to establish a large number of alliances with multi-national customers. Based on independent industry sources, we believe that we are the second largest mechanical seal supplier in the world.

	Flow Solutions Division
	2007	2006	2005
	(Amounts in millions)

Bookings	$592.5	$505.0	$463.4
Sales	564.5	496.6	443.6
Gross profit	252.6	219.0	194.9
Gross profit margin	44.7%	44.1%	43.9%
Segment operating income	111.5	98.5	87.5
Segment operating income as a percentage of sales	19.8%	19.8%	19.7%
Backlog (at period end)	109.4	74.4	61.2

Bookings in 2007 increased by $87.5 million, or 17.3%, as compared with 2006. This increase includes currency benefits of approximately $19 million. The $77.2 million increase in customer bookings is due primarily to increases of $45.3 million and $31.9 million in project and aftermarket bookings, respectively. A $10.3 million increase in interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) also contributed to the increase. All regions have exhibited growth in project type customer bookings, with the strongest rates of growth occurring in the oil and gas and mining markets of North America, Latin America and Asia; in the chemical market of Asia; and in the general industry markets of all regions. Increases in aftermarket customer bookings have occurred primarily in EMA and Asia. Of the $592.5 million of bookings in 2007, approximately 45% were from oil and gas, 23% chemical, and 32% general industries.

Bookings in 2006 increased by $41.6 million, or 9.0%, as compared with 2005. This increase includes currency benefits of approximately $4 million. This increase is due to a $28.7 million increase in customer bookings, which is primarily attributable to EMA and Latin America, as well as a $12.9 million increase in interdivision bookings. The increase is attributable to growth from projects including OE and end user markets with the majority of the increase coming from regions outside North America. Success in the end user market continues to be a strength based on the FSD business model, which places a premium on servicing customers locally through an increasing network of QRCs. During the period we added, rebuilt, upgraded or relocated 15 QRCs to further improve our ability to service our customers in their locale. The bookings improvement continues to reflect FSD’s ability to establish long-term customer alliance programs, including fixed fee contracts. This strategy of signing special fixed fee alliances in conjunction with the higher levels of local service that comes from the strategically located QRCs has led to market share gains in 2006 over 2005. Of the $505.0 million of bookings in 2006, approximately 48% were from oil and gas, 27% chemical and 25% general industries.

Sales in 2007 increased by $67.9 million, or 13.7%, as compared with 2006. The increase includes currency benefits of approximately $18 million. The increase is primarily attributable to an increase in aftermarket customer sales in EMA. Increased customer project sales in North America of $13.8 million, increased project customer sales in Latin America and increased overall customer sales in Asia, as well as a $12.3 million increase in interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) all contributed to the increase.

Sales in 2006 increased by $53.0 million, or 11.9%, as compared with 2005. The increase includes currency benefits of approximately $5 million. The increase is attributable to a $44.4 million increase in customer sales, primarily in North America and EMA, our two largest markets, as well as an $8.6 million increase in interdivision sales. The increase in customer sales is primarily attributable to aftermarket sales, where FSD has expanded capacity to enable it to meet customer demand for fast turnaround. Additionally, sales growth occurred in the project business and original equipment. Aftermarket and original equipment sales growth occurred in the oil and gas, chemical and mineral and ore processing industries.

Gross profit in 2007 increased by $33.6 million, or 15.3%, as compared with 2006. Gross profit margin in 2007 of 44.7% increased from 44.1% in 2006. The improvements are due to a slight product shift towards the higher margin aftermarket business in EMA, which combined with a price increase earlier in 2007 and improved absorption of fixed manufacturing costs resulting from higher sales, has offset downward margin pressures related to materials costs and a shift in North American sales towards lower margin project business. Gross profit in 2006 increased by $24.1 million, or 12.4%, as compared with 2005. Gross profit margin in 2006 of 44.1% increased slightly from 43.9% in 2005 primarily as a result of various supply chain initiatives and our ability to pass along price increases.

Operating income in 2007 increased by $13.0 million, or 13.2%, as compared with 2006. The increase includes currency benefits of $5 million. The improvement in 2007 reflects the $33.6 million increase in gross profit discussed above, partially offset by a $20.4 increase in SG&A, which is attributable to an $11.5 million increase related to sales and engineering personnel and related expenses to support the global growth of our business; additional compensation related to our annual and long-term incentive plans; and an increase in legal fees and expenses related to compliance matters. SG&A as a percentage of sales in 2007 increased 60 basis points as compared with 2006. The increase is primarily attributable to compliance matters and increased depreciation of information technology upgrades, which is partially offset by increased sales.

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

Backlog of $109.4 million at December 31, 2007 increased by $35.0 million, or 47.0%, as compared with 2006. Currency provided an increase of approximately $6 million. Backlog at December 31, 2007 includes $18.1 million of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above). The increase in backlog is primarily a result of growth in project bookings with significantly longer lead times. Backlog of $74.4 million at December 31, 2006 increased by $13.2 million, or 21.6%, as compared with 2005. Currency provided an increase of approximately $3 million. Backlog at December 31, 2006 includes $14.7 million of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above). The increase in backlog is primarily attributable to the increased bookings discussed above. Capacity expansions in Latin America, Asia-Pacific and EMA in 2006 helped to significantly increase shipments, helping to limit the increase in backlog.

LIQUIDITY AND CAPITAL RESOURCES

	2007	2006	2005
	(Amounts in millions)

Net cash flows provided by operating activities	$417.4	$163.2	$127.4
Net cash flows used by investing activities	(77.1)	(77.7)	(39.3)
Net cash flows used by financing activities	(49.8)	(114.5)	(53.3)

Cash Flow Analysis

Cash generated by operations and borrowings available under our existing revolving line of credit are our primary sources of short-term liquidity. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our total cash balance at December 31, 2007 was $370.6 million, compared with $67.0 million in 2006 and $92.9 million in 2005.

The cash flows provided by operating activities in 2007 as compared with 2006 primarily reflect a $140.7 million increase in net income and a $105.3 million increase in cash flows from working capital, particularly due to increased accrued liabilities, reflecting increases in advanced cash received from our customers, which is partially offset by our investment in inventory, especially project-related work in process inventory required to support future shipments of products in backlog. Further, operating cash flows in 2007 reflect a decrease of $20.2 million in contributions to U.S. pension plans as compared with 2006.

The cash flows provided by operating activities in 2006 primarily reflect a $98.0 million increase in net income, offset by a $32.6 million decrease in cash flows from working capital, particularly due to higher inventory of $98.4 million, especially project-related work in process inventory required to support future shipments of products in backlog. Further, operating cash flows in 2006 reflect a decrease of $8.5 million in funding of

U.S. pension plans as compared with 2005 and an increase in equity compensation ($11.3 million) due to the expensing of stock options under SFAS No. 123(R) also had positive impacts on cash flows from operating activities.

Our goal for days’ sales receivables outstanding (“DSO”) is 60 days. For the fourth quarter of 2007, we achieved a DSO of 54 days as compared with 56 days for the same period in 2006. For reference purposes based on 2007 sales, an improvement of one day could provide approximately $12 million in cash. Increases in inventory used $101.8 million of cash flow for 2007 compared with uses of $98.4 million and $20.6 million in 2006 and 2005, respectively. Inventory turns were 4.4 times at December 31, 2007, compared with 4.4 times and 4.8 times at December 31, 2006 and 2005 respectively, reflecting the substantial increase in sales, partially offset by the large increase in inventory. For reference purposes based on 2007 data, an improvement of one turn could yield approximately $127 million in cash.

Cash outflows for investing activities were $77.1 million, $77.7 million and $39.3 million in 2007, 2006 and 2005, respectively, due primarily to capital expenditures. Capital expenditures during 2007 were $89.0 million, an increase of $15.4 million as compared with 2006, which reflects increased spending to support capacity expansion, ERP application upgrades, information technology infrastructure and cost reduction opportunities. Cash outflows in 2007 were partially offset by $13.4 million of proceeds from disposals of assets.

Cash outflows for financing activities were $49.8 million in 2007 compared with $114.5 million in 2006 and $53.3 million in 2005. The decrease in outflows in 2007 results primarily from reduced payments on long-term debt, partially offset by payment of cash dividends. The outflow in 2006 is primarily a result of the debt paydown and the repurchase of common shares.

Our cash needs for the next 12 months are expected to increase for the following:

•	Increased capital expenditures — Increased capital expenditures in 2008 will be in support of information technology infrastructure and geographic capacity expansion,

•	Share repurchase program — On February 26, 2008, the Board of Directors authorized a new program to repurchase up to $300.0 million of our outstanding common stock over an unspecified period. The program is expected to commence by the second quarter of 2008. On September 29, 2006, the Board of Directors authorized a program to repurchase up to 2.0 million shares of our outstanding common stock. Two million shares were repurchased, including 0.7 million shares repurchased in 2007, and the program was concluded in the second quarter of 2007.

•	Increased quarterly cash dividends — On February 26, 2008, the Board of Directors authorized an increase in the quarterly cash dividend to $0.25 per share payable quarterly beginning on April 9, 2008. Quarterly cash dividends of $0.15 per share were declared in each quarter of 2007. While we currently intend to pay regular quarterly dividends in the foreseeable future, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on its assessment of our financial condition and business outlook at the applicable time.

•	Accounts receivable factoring — During the fourth quarter of 2007, we gave notice of our intent to terminate our major factoring facilities during 2008. We plan to terminate all factoring agreements by the end of 2008.

•	Increased pension contributions — Our pension contributions are currently expected to be higher in 2008 as compared with 2007, but will be re-evaluated later in 2008.

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

During 2007, we completed one small acquisition for $2.3 million. During 2006, we completed four small asset acquisitions for an aggregate purchase price of $8.0 million. Assets acquired primarily include inventory, fixed assets and intangible assets.

Capital Expenditures

	2007	2006	2005
	(Amounts in millions)

Capital expenditures	$89.0	$73.5	$49.3
Depreciation expense	67.8	60.5	59.8

Capital expenditures are funded primarily by operating cash flows and, to a lesser extent, by bank borrowings. In 2007, our capital expenditures were focused on increased spending to support capacity expansion, ERP application upgrades, information technology infrastructure and cost reduction opportunities. In 2006, our capital expenditures were focused on similar uses. In 2005, our capital expenditures were focused on new product development, information technology infrastructure and cost reduction opportunities. In previous years, capital expenditures were less than depreciation expense due to excess capacity and the upgrading of equipment through integration processes. In 2008, we expect that our capital expenditures will focus on geographic and capacity expansion, ERP application upgrades, information technology infrastructure and cost reduction opportunities and are expected to be between approximately $115 million and $125 million. Certain of our facilities may face capacity constraints in the foreseeable future, which may lead to higher capital expenditure levels.

Financing

Debt, including capital lease obligations, consisted of:

	December 31,
	2007	2006
	(Amounts in millions)

Term Loan, interest rate of 6.40% in 2007 and 6.88% in 2006	$555,379	$558,220
Capital lease obligations and other	2,597	6,349

Debt and capital lease obligations	557,976	564,569
Less amounts due within one year	7,181	8,050

Total debt due after one year	$550,795	$556,519

Credit Facilities

As described in Note 11 to our consolidated financial statements included in this Annual Report, on August 12, 2005, we entered into Credit Facilities comprised of a $600.0 million term loan maturing on August 10, 2012 and a $400.0 million revolving line of credit, which can be utilized to provide up to $300.0 million in letters of credit, expiring on August 12, 2010. We refer to these credit facilities collectively as our Credit Facilities. We used the proceeds of borrowings under our Credit Facilities to refinance our 12.25% Senior Subordinated Notes and indebtedness outstanding under our previous credit facilities. Further, we replaced the letter of credit agreement that guaranteed our EIB credit facility with a letter of credit issued as part of the Credit Facilities.

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

Borrowings under our Credit Facilities bear interest at a rate equal to, at our option, either (1) the base rate (which is based on greater of the prime rate most recently announced by the administrative agent under our Credit Facilities or the Federal Funds rate plus 0.50%) or (2) London Interbank Offered Rate (“LIBOR”) plus an applicable margin determined by reference to the ratio of our total debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), which as of December 31, 2007 was 1.00% and 1.50% for borrowings under our revolving line of credit and term loan, respectively. At both December 31, 2007 and 2006, we had no amounts outstanding under the revolving line of credit. We had outstanding letters of credit of $115.1 million and $83.9 million at December 31, 2007 and 2006, respectively, which reduced our borrowing capacity to $284.9 million and $316.1 million, respectively. In connection with our Credit Facilities, we have entered into $395.0 million of notional amount of interest rate swaps at December 31, 2007 to hedge exposure of floating interest rates.

European Letter of Credit Facility

On September 14, 2007, we entered into an unsecured European Letter of Credit Facility (“European LOC”) to issue letters of credit in an aggregate face amount not to exceed €150.0 million at any time, with an initial commitment of €80.0 million. The aggregate commitment of the European LOC may be increased up to €150.0 million as may be agreed among the parties, and may be decreased by us at our option without any premium, fee or penalty. The European LOC will be used for contingent obligations solely in respect of surety and performance bonds, bank guarantees and similar obligations. We had outstanding letters of credit drawn on the European LOC of €35.0 million as of December 31, 2007. We will pay certain fees for the letters of credit written against the European LOC based upon the ratio of our total debt to consolidated EBITDA. As of December 31, 2007 the annual fees equaled 0.5% plus a fronting fee of 0.1%.

Debt Prepayments and Repayments

We made scheduled repayments of $2.8 million, $0 and $1.5 million in 2007, 2006 and 2005, respectively.

We made mandatory repayments of $0, $15.3 million and $0 in 2007, 2006 and 2005, respectively. Mandatory repayments in 2006 consisted of $14.4 million, using the net cash proceeds from the sale of GSG, and $0.9 million, using excess cash flows as defined by the Credit Facilities.

We made no optional prepayments in 2007. In 2006, we made optional prepayments of $5.0 million under our Credit Facilities, and we terminated our EIB Credit Facility and repaid the outstanding principle balance of $85.0 million. In 2005, we made optional prepayments of $20.0 million under our Credit Facilities and optional payments of $18.4 million under other financing arrangements.

We may prepay loans under our Credit Facilities in whole or in part, without premium or penalty.

Accounts Receivable Factoring

Through our European subsidiaries, we engage in non-recourse factoring of certain accounts receivable. The various agreements have different terms, including options for renewal and mutual termination clauses. Our Credit Facilities, which are fully described in Note 11 to our consolidated financial statements included in this Annual Report, limit factoring volume to $75.0 million at any given point in time as defined by our Credit Facilities. During the fourth quarter of 2007, we gave notice of our intent to terminate our major factoring facilities during 2008. We plan to terminate all factoring agreements by the end of 2008.

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

Our Credit Facilities include events of default usual for these types of credit facilities, including nonpayment of principal or interest, violation of covenants, incorrectness of representations and warranties, cross defaults and cross acceleration, bankruptcy, material judgments, Employee Retirement Income Security Act of 1974, as amended (“ERISA”), events, actual or asserted invalidity of the guarantees or the security documents and certain changes of control of our company. The occurrence of any event of default could result in the acceleration of our and the guarantors’ obligations under the Credit Facilities. We complied with the covenants through December 31, 2007.

Our European LOC contains covenants restricting the ability of certain foreign subsidiaries to issue debt, incur liens, sell assets, merge, consolidate, make certain investments, pay dividends, enter into agreements with negative pledge clauses or engage in any business activity other than our existing business. The European LOC also incorporates by reference the covenants contained in our Credit Facilities.

Our European LOC includes events of default usual for these types of letter of credit facilities, including nonpayment of any fee or obligation, violation of covenants, incorrectness of representations and warranties, cross defaults and cross acceleration, bankruptcy, material judgments, ERISA events, actual or asserted invalidity of the guarantees and certain changes of control of our company. The occurrence of any event of default could result in the termination of the commitments and an acceleration of our obligations under the European LOC. We complied with the covenants through December 31, 2007.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table presents a summary of our contractual obligations at December 31, 2007:

	Payments Due by Period
				Beyond 5
	Within 1 Year	1-3 Years	3-5 Years	Years	Total
	(Amounts in millions)

Long-term debt	$5.7	$11.4	$538.3	$—	$555.4
Fixed interest payments(1)	2.5	1.9	—	—	4.4
Variable interest payments(2)	34.9	68.5	45.2	—	148.6
Capital lease obligations	0.2	0.5	—	—	0.7
Operating leases	34.5	50.0	27.8	15.2	127.5
Purchase obligations:(3)
Inventory	517.5	11.1	—	—	528.6
Non-inventory	55.7	3.3	0.3	—	59.3
Retirement and postretirement benefits(4)	44.3	94.5	94.8	236.4	470.0

Total	$695.3	$241.2	$706.4	$251.6	$1,894.5

(1)	Fixed interest payments include payments (receipts) on synthetically fixed rate debt.

(2)	Variable interest payments under our Credit Facilities were estimated using a base rate of three-month LIBOR as of December 31, 2007.

(3)	Purchase obligations are presented at the face value of the purchase order, excluding the effects of early termination provisions. Actual payments could be less than amounts presented herein.

(4)	Retirement and postretirement benefits represent estimated benefit payments for our U.S. and non-U.S. defined benefit plans and our postretirement medical plan, as more fully described below and in Note 12 to our consolidated financial statements included in this Annual Report.

As of December 31, 2007, the gross liability for uncertain tax positions under FIN No. 48 is approximately $145 million. We do not expect a material payment related to these obligations to be made within the next twelve months. We are unable to provide a reasonably reliable estimate of the timing of future payments relating to the non-current FIN No. 48 obligations.

The following table presents a summary of our commercial commitments at December 31, 2007:

	Commitment Expiration by Period
				Beyond 5
	Within 1 Year	1-3 Years	3-5 Years	Years	Total
	(Amounts in millions)

Letters of credit	$332.8	$118.3	$27.4	$2.3	$480.8
Surety bonds	29.6	0.3	1.0	—	30.9

Total	$362.4	$118.6	$28.4	$2.3	$511.7

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

Plan Description

We and certain of our subsidiaries have defined benefit pension plans and defined contribution plans for regular full-time and part-time employees. The defined benefit pension plan in the U.S. is the Flowserve Corporation Pension Plan and the defined contribution plan in the U.S. is the Flowserve Corporation Retirement Savings Plan.

Approximately 66% of total defined benefit pension plan assets and 54% of benefit obligations are related to the U.S. plan as of December 31, 2007. The assets for the U.S. plan are held in a single trust with a common asset allocation. Unless specified otherwise, the references in this section are to total plans (i.e., the U.S. plan together with international plans).

Benefits under our defined benefit pension plans are based primarily on years of credited service and on participants’ compensation. Assets under our defined benefit pension plans consist primarily of equity and fixed-income securities. At December 31, 2007, the estimated fair market value of plan assets for our defined benefit plans increased to $382.3 million from $365.1 million at December 31, 2006. Assets were allocated as follows:

	U.S. Plan		Non-U.S. Plans
Asset category	2007	2006	2007	2006

Equity securities	65%	65%	50%	50%
Fixed income	25%	25%	47%	38%
Other	10%	10%	3%	12%

The projected benefit obligation for our defined benefit pension plans was $555.0 million and $544.5 million as of December 31, 2007 and 2006, respectively.

The estimated prior service benefit for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into pension expense in 2008 is $1.3 million. The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into pension expense in 2008 is $4.7 million.

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

The accumulated postretirement benefit obligation for our defined benefit postretirement health care plan was $62.3 million and $71.4 million as of December 31, 2007 and 2006, respectively.

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

The assumed discount rate used for determining future pension obligations is based on indices of AA-rated corporate bonds, except for one foreign location, which uses government bonds. The assumed rate of compensation increase used for determining future pension obligations reflects an estimate of the change in actual future compensation levels due to general price levels, productivity, seniority and other factors. The expected long-term rate of return on assets was determined by assessing the rates of return for each targeted asset class and return premiums generated by active portfolio management.

In 2007, net pension expense for our defined benefit pension plans included in income from continuing operations was $32.1 million compared with $33.7 million in 2006 and $28.6 million in 2005. The postretirement benefit (gain) expense for the postretirement health care plan was $(0.1) million in 2007 compared with $0.7 million in 2006 and $0.8 million in 2005.

The following are assumptions related to our defined benefit pension plans for the year ended December 31, 2007:

	U.S. Plan	Non-U.S. Plans

Weighted average assumptions used to determine benefit obligations:
Discount rate	6.25%	5.61%
Rate of increase in compensation levels	4.50	3.32
Weighted average assumptions used to determine net cost:
Long-term rate of return on assets	7.75%	5.91%
Discount rate	5.75	4.78
Rate of increase in compensation levels	4.50	3.23

The following provides a sensitivity analysis of alternative assumptions on the U.S. qualified and aggregate non-U.S. pension plans and U.S. postretirement plans.

Effect of Discount Rate Changes and Constancy of Other Assumptions:

	0.5%	0.5%
	Increase	Decrease
	(Amounts in millions)

U.S. defined benefit pension plan:
Effect on pension expense	$(1.0)	$0.9
Effect on Projected Benefit Obligation	(11.5)	12.0
Non-U.S. defined benefit pension plans:
Effect on pension expense	(1.1)	1.3
Effect on Projected Benefit Obligation	(19.2)	21.7
U.S. Postretirement medical plans:
Effect on postretirement medical expense	(0.3)	(0.3)
Effect on Projected Benefit Obligation	(1.9)	1.9

Effect of Changes in the Expected Return on Assets and Constancy of Other Assumptions:

	0.5%	0.5%
	Increase	Decrease
	(Amounts in millions)

U.S. defined benefit pension plan:
Effect on pension expense	$(1.1)	$1.1
Effect on Projected Benefit Obligation	N/A	N/A
Non-U.S. defined benefit pension plans:
Effect on pension expense	(0.6)	0.6
Effect on Projected Benefit Obligation	N/A	N/A
U.S. Postretirement medical plans:
Effect on postretirement medical expense	N/A	N/A
Effect on Projected Benefit Obligation	N/A	N/A

As discussed below, accounting principles generally accepted in the U.S. (“GAAP”) provides that differences between expected and actual returns are recognized over the average future service of employees.

At December 31, 2007, we increased our assumed discount rate for the U.S. plan from 5.75% to 6.25% consistent with increased 10-year bond yields and our average rate for non-U.S. plans from 4.78% to 5.61%. We maintained our average assumed rate of compensation increase at 4.5% for the U.S. plan. We increased the expected rate of return on U.S. plan assets from 7.5% for 2006 to 7.75% for 2007, primarily to reflect expected long-term equity returns.

We expect that the net pension expense for our defined benefit pension plans included in earnings before income taxes will be $0.2 million lower in 2008 than the $32.1 million in 2007, reflecting, among other things, the increase in the assumed discount rate. We expect the 2008 expense for the postretirement health care plan to be $1.4 million.

We have used the same assumed discount rates of 5.75% and 5.50% at December 31, 2007 and 2006, respectively, in calculating our cost of pension benefits and our cost of other postretirement benefits for U.S. plans.

The assumed ranges for the annual rates of increase in per capita health care costs were 8.8% for 2007, 9.0% for 2006 and 8.0% for 2005, with a gradual decrease to 5.0% for 2012 and future years. If actual costs are higher than those assumed, this will likely put modest upward pressure on our expense for retiree health care.

Plan Funding

Our funding policy for defined benefit plans is to contribute at least the amounts required under applicable laws and local customs. We contributed $30.1 million, $45.7 million and $53.1 million to our defined benefit plans in 2007, 2006 and 2005, respectively. In 2008, we expect to contribute approximately $30 million to our qualified U.S. pension plan, and we expect to contribute approximately $13 million to our non-U.S. pension plans.

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

Our critical accounting policies are those policies that are both most important to our financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following represent our critical accounting policies. For a summary of all of our significant accounting policies, see Note 1 to our consolidated financial statements included in this Annual Report. Management and our external auditors have discussed our critical accounting policies with the Audit Committee of our Board of Directors.

Revenue Recognition

Revenues for product sales are recognized when the risks and rewards of ownership are transferred to the customers, which is based on the contractual delivery terms agreed to with the customer and fulfillment of all but inconsequential or perfunctory actions. In addition, our policy requires persuasive evidence of an arrangement, a fixed or determinable sales price and reasonable assurance of collectibility. For contracts containing multiple elements, each having a determinable fair value, we recognize revenue in an amount equal to the element’s pro rata share of the contract’s fair value in accordance with the contractual delivery terms for each element. Freight charges billed to customers are included in sales and the related shipping costs are included in cost of sales in our consolidated statements of income.

Revenues for long-term contracts, which include contracts that exceed certain internal thresholds regarding the size and duration of the project and provide for the receipt of progress billings from the customer, are recorded on the percentage of completion method with progress measured on a cost-to-cost basis. Percentage of completion revenue represents less than 14% of our consolidated sales in 2007.

Revenue on service and repair contracts is recognized after services have been agreed to by the customer and rendered. Revenues generated under fixed fee service and repair contracts are recognized on a ratable basis over the term of the contract. These contracts can range in duration, but generally extend for up to five years. Fixed fee service contracts represent less than 1% of our consolidated sales in 2007.

In certain instances, we provide guaranteed completion dates under the terms of our contracts. Failure to meet contractual delivery dates can result in late delivery penalties or non-recoverable costs. In instances where the payment of such costs are deemed to be probable, we perform a project profitability analysis accounting for such costs as a reduction of realizable revenues, which could potentially cause estimated total project costs to exceed projected total revenues realized from the project. In such instances, we would record reserves to cover such excesses in the period they are determined, which would adversely affect our results of operations and financial position. In circumstances where the total projected reduced revenues still exceed total projected costs, the incurrence of unrealized incentive fees or non-recoverable costs generally reduces profitability of the project at the time of subsequent revenue recognition. Our reported results would change if different estimates were used for contract costs or if different estimates were used for contractual contingencies.

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

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Significant judgment is required in determining income tax provisions and evaluating tax positions. We establish reserves for open tax years for uncertain tax positions that may be subject to challenge by various tax authorities. The consolidated tax provision and related accruals include the impact of such reasonably estimable losses and related interest and penalties as deemed appropriate.

On January 1, 2007, we adopted FIN No. 48, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information.

The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

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

Impairment losses for goodwill are recognized whenever the implied fair value of goodwill is less than the carrying value. Impairment losses for intangibles are recognized whenever the estimated fair value is less than the carrying value. In calculating the fair value of the reporting units using the present value of estimated future cash flows, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and market data used in discounting those cash flows. Inherent uncertainties exist in determining and applying such factors. The discount rate used in the projection of fair value represents an internally estimated weighted average cost of capital of 9.3%.

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

OUTLOOK FOR 2008

Our future results of operations and other forward-looking statements contained in this Annual Report, including this MD&A, involve a number of risks and uncertainties — in particular, the statements regarding our goals and strategies, new product introductions, plans to cultivate new businesses, future economic conditions, revenue, pricing, gross margin and costs, capital spending, depreciation and amortization, R&D expenses, potential impairment of investments, the tax rate and pending tax and legal proceedings. Our future results of operations may also be affected by the amount, type and valuation of the share-based awards granted, as well as the amount of awards forfeited due to employee turnover. In addition to the various important factors discussed above, a number of other factors could cause actual results to differ materially from our expectations. See the risks described in ”Risk Factors” in Part I, Item 1A included in this Annual Report.

We experienced continued strengthening in our markets in 2007, and we remain optimistic about our markets and our performance in 2008, considering that the economic opportunities in many of our geographic and core industrial markets continue to be strong. As a result of these factors, our revenues are expected to increase from 2007, excluding currency fluctuations. For additional discussion on our markets, see the “Business Overview — Our Markets” section of this MD&A. Our bookings increased 19.4% in 2007 as compared with 2006, which should translate into increased revenue in 2008. However, as a booking represents a contract that can be modified or canceled, there is no guarantee that the increase in bookings will result in the same increase in revenues. Additionally, as lead times have extended, the timing for conversion of a booking into revenue is extending accordingly.

We expect our operating income to increase in 2008 as compared with 2007, although there are a numbers of factors that could have a significant impact on our operating income in 2008. Our 2008 operating income should continue to benefit from increased sales, which favorably impacts our absorption of fixed manufacturing costs, as well as a number of operational improvement programs and increased utilization of our facilities. In addition, continuation of our end user strategy, selective contract bidding and implemented price increases should also positively contribute to our operating income in 2008. However, a number of significant costs and certain other expenses will negatively impact our operating income in 2008. These include selected investments in technology infrastructure to consolidate our ERP systems; professional fees incurred in the implementation of tax strategies; an increase in R&D spending; and higher wage and benefit costs due to inflation and share-based compensation. Additionally, the large proportion of original equipment business booked in 2007 by FPD may reduce gross profit margin as those products are shipped in 2008 and beyond.

On August 7, 2007, we amended our Credit Facilities to, among other things, reduce the applicable margin applied to borrowings under the revolving line of credit, as well as extend the maturity date of the revolving line of credit by two years, to August 12, 2012. All of our borrowings under our Credit Facilities carry a floating rate of interest. As of December 31, 2007 we had $395.0 million of derivative contracts to convert a portion of floating interest rates to fixed interest rates to reduce our exposure to interest rate volatility. As a result of reducing the volatility of the interest expense and reducing the applicable margin applied to our borrowings, we expect our interest expense in 2008 will be comparable to 2007. However, because a portion of our debt carries a floating rate of interest, the debt is subject to volatility in rates, which could negatively impact interest expense. Our results of operations may also be impacted by unfavorable foreign currency exchange rate movements. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

We expect to generate sufficient cash from operations to fund our business, capital expenditures, dividend payments, debt payments and pension plan contribution obligations and reduce our utilization of accounts receivable factoring arrangements. We seek to continue to improve our working capital utilization, with a particular focus on improving the management of accounts receivable and inventory, and requiring progress billings from customers on long lead time projects. However, the amount of cash generated or consumed by working capital is dependent on our level of revenues, backlog, customer acceptance and other factors. In 2008, our capital expenditures are focused on strategic initiatives to pursue new markets, geographic expansion, capacity expansion, ERP application upgrades, information technology infrastructure and cost reduction opportunities and are expected to be between approximately $115 million and $125 million, before consideration of any acquisition activity. While current pension regulations allow us latitude in the amount of contributions, we currently anticipate that our minimum contribution to our qualified U.S. pension plan will be approximately $30 million in 2008. We currently anticipate that our contributions to our non-U.S. pension plans will be approximately $13 million in 2008. We have $5.6 million in scheduled repayments in 2008 under our Credit Facilities. We expect to comply with the covenants under our Credit Facilities in 2008. See the “Liquidity and Capital Resources” section of this MD&A for further discussion of our debt covenants.

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

In February 2007, the Board of Directors approved a quarterly dividend of $0.15 a share. Additional dividends of $0.15 a share were approved in May, August and November of 2007. Each quarter the Board of Directors will continue to evaluate paying a dividend as a method to return capital to our shareholders.

We expect that our corporate representatives will, from time to time, meet privately with investors, investment analysts, the media and others, and may reiterate the forward-looking statements contained in this “Outlook for 2008” section and elsewhere in this Annual Report, including any such statements that are incorporated by reference in this Annual Report. At the same time, we will keep this Annual Report and our most current “Business Outlook” publicly available on our Investor Relations web site (www.intc.com). The public can continue to rely on the Business Outlook published on the web site as representing our current expectations on matters covered, unless we publish a notice stating otherwise. Statements in the Business Outlook and other forward-looking statements in this Annual Report are subject to revision during the course of the year in our quarterly earnings releases and SEC filings and at other times.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks associated with financial instruments

We have market risk exposure arising from changes in interest rates and foreign currency exchange rate movements.

We enter into forward exchange contracts to hedge our risks associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction. Our risk management and derivatives policy specifies the conditions under which we may enter into derivative contracts. At December 31, 2007 and 2006, we had $464.9 million and $433.7 million, respectively, of notional amount in outstanding forward contracts with third parties. At December 31, 2007, the length of forward exchange contracts currently in place ranged from 2 days to 20 months.

The fair market value adjustments on our forward contracts are recognized directly in our current period earnings. The fair value of these outstanding forward contracts at December 31, 2007 and 2006 was a net asset of $6.6 million and $3.4 million, respectively. Realized and unrealized gains (losses) from the changes in the fair value of these forward contracts of $5.7 million, $5.8 million, and $(5.2) million, for the years ended December 31, 2007, 2006 and 2005, respectively, are included in other income (expense), net in the consolidated statements of income.

Also as part of our risk management program, we enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. At December 31, 2007 and 2006, we had $395.0 million and $435.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties. At December 31, 2007, the maximum remaining length of any interest rate contract in place was approximately 33 months. The fair value of the interest rate swap agreements was a net liability of $4.1 million and a net asset of $1.9 million at December 31, 2007 and 2006, respectively. Unrealized (losses) gains from the changes in fair value of our interest rate swap agreements, net of reclassifications, of $(3.9) million and $0.7 million, net of tax, for the years ended December 31, 2007 and 2006, respectively, are included in other comprehensive income (loss).

We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under forward contracts and interest rate swap agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.

Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our Credit Facilities, which bear interest based on floating rates. At December 31, 2007, after the effect of interest rate swaps, we had $160.4 million of variable rate debt obligations outstanding with a weighted average interest rate of 6.4%. A hypothetical change of 100-basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense in 2007 by approximately $1.6 million.

We employ a foreign currency risk management strategy to minimize potential losses in earnings or cash flows from unfavorable foreign currency exchange rate movements. These strategies also minimize potential gains from favorable exchange rate movements. Foreign currency exposures arise from transactions, including firm commitments and anticipated transactions, denominated in a currency other than an entity’s functional currency and from translation of foreign-denominated assets and liabilities into U.S. dollars. Based on a sensitivity analysis at December 31, 2007, a 10% adverse change in the foreign currency exchange rates could impact our results of operations for 2007 by $22.2 million. An analysis of the estimated impact by currency follows (in millions):

Impact on Net
Currency	Earnings

Euro	$12.2
Australian dollar	1.4
Singapore dollar	1.1
Canadian dollar	1.1
Indian rupee	1.1
Mexican peso	0.9
British pound	0.9
Chinese yuan renminbi	0.6
Venezuelan bolivar	0.5
Argentinean peso	0.4
Brazilian real	0.4
Saudi Arabian riyal	0.3
Swiss franc	0.3
South African rand	0.2
Swedish krona	0.2
Other	0.6

Total	$22.2

Hedging related transactions, recorded to other comprehensive income (expense), net of deferred taxes, are summarized below:

	Other Comprehensive Income (Expense)
	2007	2006	2005
	(Amounts in millions)

Reclassification to earnings for settlements during the year:
Forward contracts	$—	$35	$125
Interest rate swap agreements	1,553	529	1,284
Change in fair value:
Forward contracts	—	—	28
Interest rate swap agreements	(5,458)	133	1,547

Year ended December 31	$(3,905)	$697	$2,984

We expect to recognize $1.5 million, $1.0 million and $0.1 million, net of deferred taxes, into earnings in 2008, 2009 and 2010, respectively, related to interest rate swap agreements based on their fair values at December 31, 2007.

We incurred foreign currency translation gains (losses) of $48.7 million, $38.9 million and $(34.8) million, in 2007, 2006 and 2005, respectively, which were recognized in other comprehensive income (expense). The currency gains in 2007 and 2006 primarily reflects the weakening of the U.S. dollar exchange rate, primarily as compared with the Euro. The currency loss in 2005 primarily reflects the strengthening of the U.S. dollar exchange rate, primarily as compared with the Euro.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of Flowserve Corporation:

In our opinion, the consolidated financial statements and financial statement schedule listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Flowserve Corporation and its subsidiaries (the Company) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007, changed the manner in which it accounts for share-based compensation in 2006 and changed the manner in which it accounts for defined benefit pension and other postretirement plans as of December 31, 2006.

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

PricewaterhouseCoopers LLP
Dallas, Texas
February 27, 2008

FLOWSERVE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(Amounts in thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$370,575	$67,000
Restricted cash	2,663	3,457
Accounts receivable, net	666,733	551,815
Inventories, net	680,199	547,373
Deferred taxes	105,221	95,027
Prepaid expenses and other	71,380	38,209

Total current assets	1,896,771	1,302,881
Property, plant and equipment, net	488,892	442,892
Goodwill	853,265	851,123
Deferred taxes	13,816	25,731
Other intangible assets, net	134,734	143,358
Other assets, net	132,943	103,250

Total assets	$3,520,421	$2,869,235

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$513,169	$412,869
Accrued liabilities	723,026	458,230
Debt due within one year	7,181	8,050
Deferred taxes	6,804	4,887

Total current liabilities	1,250,180	884,036
Long-term debt due after one year	550,795	556,519
Retirement obligations and other liabilities	426,469	408,094
Commitments and contingencies
Shareholders’ equity:
Common shares, $1.25 par value	73,394	73,289
Shares authorized — 120,000
Shares issued — 58,715 and 58,631, respectively
Capital in excess of par value	561,732	543,159
Retained earnings	774,366	582,767

	1,409,492	1,199,215
Treasury shares, at cost — 2,406 and 2,609 shares, respectively	(101,781)	(95,262)
Deferred compensation obligation	6,650	6,973
Accumulated other comprehensive loss	(21,384)	(90,340)

Total shareholders’ equity	1,292,977	1,020,586

Total liabilities and shareholders’ equity	$3,520,421	$2,869,235

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2006	2005
	(Amounts in thousands, except per share data)

Sales	$3,762,694	$3,061,063	$2,695,277
Cost of sales	(2,514,972)	(2,053,761)	(1,824,716)

Gross profit	1,247,722	1,007,302	870,561
Selling, general and administrative expense	(856,501)	(782,503)	(684,271)
Net earnings from affiliates	18,695	14,820	12,533

Operating income	409,916	239,619	198,823
Interest expense	(60,119)	(65,688)	(74,125)
Interest income	4,324	7,607	3,399
Loss on early extinguishment of debt	(429)	(694)	(27,744)
Other income (expense), net	6,376	6,432	(8,351)

Earnings before income taxes	360,068	187,276	92,002
Provision for income taxes	(104,294)	(73,238)	(40,583)

Income from continuing operations	255,774	114,038	51,419
Discontinued operations, net of tax	—	—	(31,846)
Gain (loss) from sale of discontinued operations, net of tax	—	994	(2,499)

Net earnings	$255,774	$115,032	$17,074

Net earnings per share:
Basic:
Continuing operations	$4.53	$2.04	$0.93
Discontinued operations	—	0.02	(0.62)

Net earnings	$4.53	$2.06	$0.31

Diluted:
Continuing operations	$4.46	$2.00	$0.91
Discontinued operations	—	0.02	(0.61)

Net earnings	$4.46	$2.02	$0.30

Cash dividends declared per share	$0.60	$—	$—

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2007	2006	2005
	(Amounts in thousands)

Net earnings	$255,774	$115,032	$17,074

Other comprehensive income (expense):
Foreign currency translation adjustments, net of tax	48,678	38,920	(34,846)
Pension and other postretirement effects, net of tax	24,183	23,886	(31,881)
Cash flow hedging activity, net of tax	(3,905)	697	2,984

Other comprehensive income (expense)	68,956	63,503	(63,743)

Comprehensive income (loss)	$324,730	$178,535	$(46,669)

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2007		2006		2005
	Shares	Amount	Shares	Amount	Shares	Amount
	(Amounts in thousands)

COMMON STOCK
Beginning balance — January 1	58,631	$73,289	57,614	$72,018	57,614	$72,018
Stock issuance under stock option plans	84	105	1,017	1,271	—	—

Ending balance — December 31	58,715	$73,394	58,631	$73,289	57,614	$72,018

CAPITAL IN EXCESS OF PAR VALUE
Beginning balance — January 1		$543,159		$477,201		$472,180
Stock activity under stock plans		(19,164)		13,023		7,299
Restricted stock grants		—		—		(10,087)
Adoption of SFAS No. 123(R)		—		9,059		—
Stock-based compensation		25,306		25,089		7,691
Tax benefit associated with stock-based compensation		12,431		18,787		118

Ending balance — December 31		$561,732		$543,159		$477,201

RETAINED EARNINGS
Beginning balance — January 1		$582,767		$467,735		$450,661
Adoption of FIN No. 48		(29,819)		—		$—
Net earnings		255,774		115,032		17,074
Cash dividends declared		(34,356)		—		—

Ending balance — December 31		$774,366		$582,767		$467,735

TREASURY STOCK
Beginning balance — January 1	(2,609)	$(95,262)	(1,640)	$(37,547)	(2,146)	$(48,171)
Repurchases of common shares	(707)	(39,550)	(1,300)	(68,412)	—	—
Adoption of SFAS No. 123(R)	—	—	(583)	(9,059)	—	—
Stock activity under stock plans	910	33,031	914	19,756	506	10,624

Ending balance — December 31	(2,406)	$(101,781)	(2,609)	$(95,262)	(1,640)	$(37,547)

DEFERRED COMPENSATION OBLIGATION
Beginning balance — January 1		$6,973		$4,656		$6,784
Increases to obligation for new deferrals		416		2,350		723
Compensation obligations satisfied		(739)		(33)		(2,851)

Ending balance — December 31		$6,650		$6,973		$4,656

ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning balance — January 1		$(90,340)		$(130,657)		$(66,914)
Foreign currency translation adjustments, net of tax		48,678		38,920		(34,846)
Pension and other postretirement effects, net of tax		24,183		23,886		(31,881)
Adoption of SFAS No. 158, net of tax		—		(23,186)		—
Cash flow hedging activity, net of tax		(3,905)		697		2,984

Ending balance — December 31		$(21,384)		$(90,340)		$(130,657)

TOTAL SHAREHOLDERS’ EQUITY
Beginning balance — January 1	56,022	$1,020,586	55,974	$853,406	55,468	$886,558
Net changes in shareholders’ equity	287	272,391	48	167,180	506	(33,152)

Ending balance — December 31	56,309	$1,292,977	56,022	$1,020,586	55,974	$853,406

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(Amounts in thousands)

Cash flows — Operating activities:
Net earnings	$255,774	$115,032	$17,074
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	67,836	60,498	59,845
Amortization of intangible and other assets	9,875	10,498	10,043
Amortization of deferred loan costs	1,752	1,718	3,594
Write-off of unamortized deferred loan costs and discount	429	694	11,307
Loss on early extinguishment of debt	—	—	16,437
Net (gain) loss on the disposition of assets	(7,613)	1,444	2,039
Excess tax benefits from stock-based payment arrangements	(11,936)	(17,406)	—
(Gain) loss on sale of discontinued operations	—	(1,656)	3,814
Impairment of assets	—	—	30,067
Stock-based compensation	25,345	25,089	13,796
Net earnings from affiliates, net of dividends received	(10,616)	(6,663)	(7,779)
Change in assets and liabilities, net of acquisitions:
Accounts receivable, net	(82,372)	(40,826)	(37,192)
Inventories, net	(101,783)	(98,364)	(20,603)
Prepaid expenses and other	(26,568)	(6,548)	3,648
Other assets, net	(9,790)	(8,905)	3,798
Accounts payable	75,200	58,736	28,831
Accrued liabilities and income taxes payable	230,559	76,690	47,644
Retirement obligations and other liabilities	18,956	(11,365)	(31,353)
Net deferred taxes	(17,683)	4,520	(27,565)

Net cash flows provided by operating activities	417,365	163,186	127,445

Cash flows — Investing activities:
Capital expenditures	(88,975)	(73,528)	(49,271)
Proceeds from sale of discontinued operations	—	3,656	13,590
Proceeds from disposal of assets	13,404	—	—
Payments for acquisitions, net of cash acquired	(2,312)	(7,978)	—
Change in restricted cash	794	171	(3,628)

Net cash flows used by investing activities	(77,089)	(77,679)	(39,309)

Cash flows — Financing activities:
Proceeds from issuance of long-term debt	—	—	600,000
Excess tax benefits from stock-based payment arrangements	11,936	17,406	—
Payments on long-term debt	(2,841)	(105,281)	(21,500)
Payment of deferred loan costs	(1,399)	—	(9,322)
Repurchase of Term Loans Senior and Subordinated Notes (includes premiums paid of $16.5 million)	—	—	(607,043)
Net payments under other financing arrangements	(3,751)	(3,412)	(16,519)
Repurchase of common shares	(44,798)	(63,165)	—
Payments of dividends	(25,681)	—	—
Proceeds from stock option activity	16,693	39,915	1,111

Net cash flows used by financing activities	(49,841)	(114,537)	(53,273)
Effect of exchange rate changes on cash	13,140	3,166	(5,758)

Net change in cash and cash equivalents	303,575	(25,864)	29,105
Cash and cash equivalents at beginning of year	67,000	92,864	63,759

Cash and cash equivalents at end of year	$370,575	$67,000	$92,864

Income taxes paid (net of refunds)	$64,663	$65,825	$40,698
Interest paid	$59,550	$63,866	$72,987
Non-cash financing of fixed assets	$—	$8,041	$—

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006 AND FOR THE
THREE YEARS ENDED DECEMBER 31, 2007

1.	SIGNIFICANT ACCOUNTING POLICIES AND ACCOUNTING DEVELOPMENTS

We produce engineered and industrial pump and pump systems, engineered and industrial valves, control valves, actuators, controls, mechanical seals, auxiliary systems and provide a range of related flow management services worldwide, primarily for the process industries. Equipment manufactured and serviced by us is predominantly used in industries that deal with difficult-to-handle and corrosive fluids, as well as environments with extreme temperatures, pressure, horsepower and speed. Our business is affected by economic conditions in the United States (“U.S.”) and other countries where our products are sold and serviced, by the cyclical nature of the oil and gas, chemical, power, water and other industries served, by the relationship of the U.S. dollar to other currencies and by the demand for and pricing of our customers’ end products.

Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

Principles of Consolidation — The consolidated financial statements include the accounts of our company and our wholly and majority-owned subsidiaries. In addition, we consolidate any variable interest entities for which we are deemed to be the primary beneficiary. Minority interests of non-affiliated parties have been recognized for all majority-owned consolidated subsidiaries. Intercompany profits, transactions and balances among consolidated entities have been eliminated from our consolidated financial statements. Investments in unconsolidated affiliated companies, which represent non-controlling ownership interests between 20% and 50%, are accounted for using the equity method, which approximates our equity interest in their underlying equivalent net book value under accounting principles generally accepted in the United States of America (“GAAP”). Investments in interests where we own less than 20% of the investee are accounted for by the cost method, whereby income is only recognized in the event of dividend receipt. Investments accounted for by the cost method are tested annually for impairment.

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

Revenue Recognition — Revenues for product sales are recognized when the risks and rewards of ownership are transferred to the customers, which is based on the contractual delivery terms agreed to with the customer and fulfillment of all but inconsequential or perfunctory actions. In addition, our policy requires persuasive evidence of an arrangement, a fixed or determinable sales price and reasonable assurance of collectibility. For contracts containing multiple elements, each having a determinable fair value, we recognize revenue in an amount equal to the element’s pro rata share of the contract’s fair value in accordance with the contractual delivery terms for each element. Freight charges billed to customers are included in sales and the related shipping costs are included in cost of sales in our consolidated statements of income.

Revenues for long-term contracts, which include contracts that exceed certain internal thresholds regarding the size and duration of the project and provide for the receipt of progress billings from the customer, are recorded on the percentage of completion method with progress measured on a cost-to-cost basis. Percentage of completion revenue represents less than 14% of our consolidated sales for each year presented.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In certain instances, we provide guaranteed completion dates under the terms of our contracts. Failure to meet contractual delivery dates can result in late delivery penalties or non-recoverable costs. In instances where the payment of such costs are deemed to be probable, we perform a project profitability analysis accounting for such costs as a reduction of realizable revenues, which could potentially cause estimated total project costs to exceed projected total revenues realized from the project. In such instances, we would record reserves to cover such excesses in the period they are determined, which would adversely affect our results of operations and financial position. In circumstances where the total projected reduced revenues still exceed total projected costs, the incurrence of unrealized incentive fees or non-recoverable costs generally reduces profitability of the project at the time of subsequent revenue recognition. Our reported results would change if different estimates were used for contract costs or if different estimates were used for contractual contingencies.

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

Restricted cash represents cash restricted by our factoring agreements and certain contracts in which a small portion of payments received under progress billings is not available for use until the project reaches completion.

Allowance for Doubtful Accounts and Credit Risk — The allowance for doubtful accounts is established based on estimates of the amount of uncollectible accounts receivable, which is determined principally based upon the aging of the accounts receivable, but also customer credit history, industry and market segment information, economic trends and conditions, credit reports, and customer financial condition. Customer credit issues, customer bankruptcies or general economic conditions may also impact our estimates.

Credit risks are mitigated by the diversity of our customer base across many different geographic regions and performing creditworthiness analyses on such customers. As of December 31, 2007, and 2006, we do not believe that we have any significant concentrations of credit risk.

Inventories and Related Reserves — Inventories are stated at the lower-of-cost or market. Cost is determined by the first-in, first-out method. Reserves for excess and obsolete inventories are based upon our assessment of market conditions for our products determined by historical usage and estimated future demand. Due to the long life cycles of our products, we carry spare parts inventories that have historically low usage rates and provide reserves for such inventory based on demonstrated usage and aging criteria.

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

Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” requires us to provide deferred taxes for the temporary differences associated with our investment in foreign subsidiaries that

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have a financial reporting basis that exceeds tax basis, unless we can assert permanent reinvestment in foreign jurisdictions pursuant to Accounting Principles Board Opinion (“APB”) No. 23, “Accounting for Income Taxes — Special Areas.” Financial reporting basis and tax basis differences in investments in foreign subsidiaries consist of both unremitted earnings and losses, as well as foreign currency translation adjustments. We do not assert permanent reinvestment under APB No. 23 for these basis differences. During each of the three years reported in the period ended December 31, 2007, we have not recognized any net deferred tax assets attributable to unremitted earnings or foreign currency translation adjustments in our foreign subsidiaries due to estimated excess foreign tax credits and other attributes.

The amount of income taxes we pay is subject to ongoing audits by federal, state, and foreign tax authorities, which often result in proposed assessments. Significant judgment is required in determining income tax provisions and evaluating tax positions. We establish reserves for open tax years for uncertain tax positions that may be subject to challenge by various tax authorities. The consolidated tax provision and related accruals include the impact of such reasonably estimable losses and related interest and penalties as deemed appropriate.

On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information.

The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

While we believe we have adequately provided for any reasonably foreseeable outcome related to these matters, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities. To the extent that the expected tax outcome of these matters changes, such changes in estimate will impact the income tax provision in the period in which such determination is made.

Legal and Environmental Accruals — Legal and environmental reserves are recorded based upon a case-by-case analysis of the relevant facts and circumstances and an assessment of potential legal obligations and costs. Amounts relating to legal and environmental liabilities are recorded when it is probable that a loss has been incurred and such loss is estimable. Assessments of legal and environmental costs are based on information obtained from our independent and in-house experts and our loss experience in similar situations. These estimates may change in the future due to new developments regarding the facts and circumstances of each matter.

Warranty Accruals — Warranty obligations are based upon product failure rates, materials usage, service delivery costs, an analysis of all identified or expected claims and an estimate of the cost to resolve such claims. The estimates of expected claims are generally a factor of historical claims and known product issues. Warranty obligations based on these factors are adjusted based on historical sales trends for the preceding 24 months. Changes in claim rates, differences between actual and expected warranty costs, sales trends, and facility rationalization activities could impact warranty obligation estimates, which might have adverse effects on our consolidated results of operations and financial position.

Insurance Accruals — Insurance accruals are recorded for wholly or partially self-insured risks such as medical benefits and workers’ compensation and are based upon an analysis of our claim loss history, insurance deductibles, policy limits and other relevant factors. The estimates are based upon information received from actuaries, insurance company adjusters, independent claims administrators, or other independent sources. Changes in claims and differences between actual and expected claim losses could impact future accruals.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Retirement Obligations — Determination of retirement and postretirement benefits obligations is based on estimates made by management in consultation with independent actuaries and investment advisors. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets, life expectancy and assumed rates of increase in wages or in health care costs. Current market conditions, including changes in rates of return, interest rates and medical inflation rates, are considered in selecting these assumptions.

Prior to December 31, 2006, actuarial gains and losses and prior service costs were disclosed, but not recognized in our consolidated balance sheets. Upon adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R),” effective December 31, 2006, we began recognizing these costs in our consolidated balance sheets through an adjustment to accumulated other comprehensive loss. Effective January 1, 2007, we recognize actuarial gains and losses and prior service costs in accumulated other comprehensive loss as they arise.

Valuation of Goodwill, Indefinite-Lived Intangible Assets and Other Long-Lived Assets — The value of goodwill and indefinite-lived intangible assets is tested annually for impairment at December 31 or whenever events or circumstances indicate such assets may be impaired. Impairment for goodwill and indefinite-lived intangibles is assessed at the reporting unit level, which correlates to our operating segments. We consider each of our operating segments to constitute a business with discrete financial information that management regularly reviews. The net realizable value of other long-lived assets, including property, plant and equipment, is reviewed periodically, when indicators of potential impairment conditions are present, based upon an assessment of the estimated future cash flows related to those assets.

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

Internally Developed Software — We capitalize certain costs associated with the development of internal-use software. Generally, these costs are related to significant software development projects and are amortized over their estimated useful life, typically three to five years, upon implementation of the software.

Intangible Assets — Intangible assets, excluding trademarks (which are considered to have an indefinite life), consist primarily of engineering drawings, distribution networks, software, patents and other items that are being amortized over their estimated useful lives generally ranging from 3 to 40 years. These assets are reviewed for impairment whenever events and circumstances indicate impairment may have occurred.

Deferred Loan Costs — Deferred loan costs, consisting of fees and other expenses associated with debt financing, are amortized over the term of the associated debt using the effective interest method. Additional amortization is recorded in periods where optional prepayments on debt are made.

Fair Values of Financial Instruments — The carrying amounts of our financial instruments approximate fair value at December 31, 2007 and 2006.

Derivatives and Hedging Activities — As part of our risk management strategy, we enter into derivative contracts to mitigate certain financial risks related to foreign currencies and interest rates. We have a risk-

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management and derivatives policy outlining the conditions under which we can enter into financial derivative transactions.

We employ a foreign currency economic hedging strategy to minimize potential losses in earnings or cash flows from unfavorable foreign currency exchange rate movements. This strategy also minimizes potential gains from favorable exchange rate movements. Foreign currency exposures arise from transactions, including firm commitments and anticipated transactions, denominated in a currency other than an entity’s functional currency and from translation of foreign-denominated assets and liabilities into U.S. dollars. The primary currencies in which we operate, in addition to the U.S. dollar, are the Euro, British pound, Australian dollar, Canadian dollar, Brazilian real, Singapore dollar, Swedish krona, Indian rupee and Colombian peso. We enter into interest rate swap agreements for the purpose of hedging our exposure to floating interest rates on certain portions of our debt.

Our policy to achieve hedge accounting treatment requires us to document all relationships between hedging instruments and hedged items, our risk management objective and strategy for entering into hedges and whether we intend to designate a formal hedge accounting relationship. This process includes linking all derivatives that are designated in a formal hedge accounting relationship as fair value, cash flow or foreign currency hedges of (1) specific assets and liabilities on the balance sheet or (2) specific firm commitments or forecasted transactions. In cases where we designate a hedge, we assess (both at the inception of the hedge and on an ongoing basis) whether the derivatives have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. Failure to demonstrate effectiveness in offsetting exposures retroactively or prospectively would cause us to deem the hedge ineffective.

All derivatives are recognized on the balance sheet at their fair values. For derivatives that do not qualify for hedge accounting or for which we have not elected to apply hedge accounting, which includes substantially all of our forward exchange contracts, the changes in the fair values of these derivatives are recognized in other income (expense), net in the consolidated statements of income.

At the inception of a new derivative contract for which formal hedge accounting has been elected, our policy requires us to designate the derivative as (1) a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge); or (2) a foreign currency fair value (a “foreign currency”) hedge. Changes in the fair value of a derivative that is highly effective, documented, designated, and qualified as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows of the hedged transaction. Changes in the fair value of foreign currency hedges are recorded in other comprehensive income (loss) since they satisfy the accounting criteria for a cash flow hedge. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative do not mirror the change in the cash flow of the forecasted transaction) is recorded in current period earnings. For effective hedges, the changes in the value of the hedged item are also recorded as a component of other comprehensive income (loss), if the underlying has been recognized on the balance sheet. Upon settlement, realized gains and losses are recognized in other income (expense), net in the consolidated statements of income.

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

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Transactional currency gains and losses arising from transactions in currencies other than our sites’ functional currencies and changes in fair value of forward exchange contracts that do not qualify for hedge accounting are included in our consolidated results of operations. For the years ended December 31, 2007, 2006 and 2005, we recognized gains (losses) of $6.3 million, $7.5 million, and $(7.0) million of such amounts in other income (expense), net in the accompanying consolidated statements of income.

Stock-Based Compensation — Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified prospective application method, and therefore, have not retrospectively adjusted results for prior periods. Under this method, stock-based compensation expense for the periods presented include compensation expense for all stock-based compensation awards granted prior to, but not yet vested at the date of adoption, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Stock-based compensation expense for all stock-based compensation awards granted after the date of adoption is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). It is our policy to set the exercise price of stock options at the closing price of our common stock on the New York Stock Exchange on the date of grant, which is the date such grants are authorized by our Board of Directors. Options are expensed using the graded vesting model, whereby we recognize compensation cost over the requisite service period for each separately vesting tranche of the award. In accordance with SFAS No. 123(R), we adjust share-based compensation at least annually for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience.

In conjunction with the adoption of SFAS No. 123(R), we selected the alternative transition method to determine the net excess tax benefits that would have qualified as such as of January 1, 2006. See Note 7 for further discussion on stock-based compensation.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share — Basic and diluted earnings per share are calculated as follows:

	Year Ended December 31,
	2007	2006	2005
	(Amounts in thousands, except per share amounts)

Income from continuing operations	$255,774	$114,038	$51,419

Net earnings	$255,774	$115,032	$17,074

Denominator for basic earnings per share — weighted average shares	56,449	55,963	55,473
Effect of potentially dilutive securities	840	942	1,217

Denominator for diluted earnings per share — weighted average shares	57,289	56,905	56,690

Net earnings per share:
Basic:
Continuing operations	$4.53	$2.04	$0.93
Net earnings	4.53	2.06	0.31
Diluted:
Continuing operations	$4.46	$2.00	$0.91
Net earnings	4.46	2.02	0.30

Options outstanding with an exercise price greater than the average market price of the common stock were not included in the computation of diluted earnings per share. The weighted average number of such options totaled 0, 0 and 0.2 million for 2007, 2006 and 2005, respectively.

Research and Development Expense — Research and development costs are charged to expense when incurred. Aggregate research and development costs included in selling, general and administrative expenses were $40.0 million, $29.7 million, and $24.3 million in 2007, 2006 and 2005, respectively. Costs incurred for research and development primarily include salaries and benefits and consumable supplies, as well as rent, professional fees, utilities, and the depreciation of property and equipment used in research and development activities.

Business Combinations — All business combinations referred to in these financial statements used the purchase method of accounting, under which we allocate the purchase price to the identifiable tangible and intangible assets and liabilities, recognizing goodwill when the purchase price exceeds fair value of such identifiable assets, net of liabilities assumed.

Accounting Developments

Pronouncements Implemented

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

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In July 2006, the FASB issued FIN No. 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with FIN No. 48 is a two-step process. The first step is a recognition process whereby the enterprise determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The impact on our consolidated financial condition and results of operations of adopting FIN No. 48 effective January 1, 2007 is presented in Note 16.

Pronouncements Not Yet Implemented

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value under accounting principles generally

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accepted in the United States (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements; however, it does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2007, the FASB issued FASB Staff Position FAS 175-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. We do not expect the adoption of SFAS No. 157, as amended, to have a material impact on our consolidated financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. It provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial condition and results of operations, as we do not currently invest in the types of instruments that are within the scope of this pronouncement.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures identifiable assets acquired, liabilities assumed, non-controlling interest in the acquiree and goodwill acquired, and expands disclosures about business combinations. SFAS No. 141(R) requires the acquirer to recognize changes in valuation allowances on acquired deferred tax assets to be recognized in operations. These changes in deferred tax benefits were previously recognized through a corresponding reduction to goodwill. With the exception of the provisions regarding acquired deferred taxes, which are applicable to all business combinations, SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. We are still evaluating the impact of SFAS No. 141(R) on our consolidated financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards that require:

•	The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent’s equity.

•	The amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income.

•	Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently.

•	When a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value.

•	Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.

SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is not permitted. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. We are still evaluating the impact of SFAS No. 160 on our consolidated financial condition and results of operations.

Although there are no other final pronouncements recently issued that we have not adopted and that we expect to impact reported financial information or disclosures, accounting promulgating bodies have a number of pending

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

projects that may directly impact us. We continue to evaluate the status of these projects and as these projects become final, we will provide disclosures regarding the likelihood and magnitude of their impact, if any.

2.	DISPOSITIONS

In 2007, we sold certain non-core assets for aggregate sales proceeds of $13.4 million. The largest sale occurred in December 2007, when we sold non-core assets related to the rail operations of our wholly owned Australian subsidiary, Thompsons, Kelly and Lewis, Pty. Ltd. (“TKL”), for $12.9 million, and recorded a pre-tax gain of $5.9 million after the allocation of $2.1 million of Flowserve Pump Division goodwill. The gain is included as a reduction of selling, general and administrative expense in our consolidated statement of income as the rail assets do not meet the definition of a discontinued operation. The TKL rail operations were a part of our larger Australian pump business. The rail assets were not material to our consolidated financial condition or results of operations. The pump assets at TKL were retained and remain a core part of our business.

General Services Group — During the first quarter of 2005 we committed to a plan to divest certain non-core service operations, collectively called the General Services Group (“GSG”), and accordingly, evaluated impairment pursuant to a held-for-sale concept, as opposed to the previously held-and-used concept. As part of our decision to sell, we allocated $12.3 million of goodwill to GSG based on its relative fair value to the division’s estimated fair value. We recognized impairment charges to goodwill and property, plant and equipment during 2005 aggregating $30.1 million relating to GSG as the number of potential buyers diminished to one purchaser during the bidding process and the business underperformed during the year due, in part, to the pending sale.

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

We used $10.9 million of the initial net cash proceeds to reduce our indebtedness in January 2006, and an additional $3.5 million in December 2006 using the final proceeds collected pursuant to this sale transaction. We allocated estimated interest expense related to this repayment to discontinued operations in 2005 based upon then prevailing interest rates. As a result of this sale, we have presented the results of operations of GSG as discontinued operations.

GSG generated the following results of operations for the year ended December 31, 2005:

2005
(Amounts in millions)

Sales	$103.1
Cost of sales	87.5
Selling, general and administrative expense	57.5
Interest expense	0.7
Other income (expense), net	0.3

Loss before income taxes	(42.9)
Income tax benefit	11.1

Results for discontinued operations, net of tax	$(31.8)

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	ACQUISITIONS

We regularly evaluate acquisition opportunities of various sizes. During 2007, we completed one small acquisition for $2.3 million. During 2006, we completed four small asset acquisitions for an aggregate purchase price of $8.0 million. Assets acquired primarily include inventory, fixed assets and intangible assets. These acquisitions are immaterial, individually and in aggregate, and thus, no pro forma financial information has been presented.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table provides information about our changes in 2007 to intangible assets:

	December 31, 2007
	Useful Life	Beginning	Change Due		Ending Gross	Accumulated
	(Years)	Gross Amount	to Currency	Other(3)	Amount	Amortization
	(Amounts in thousands, except years)

Finite-lived intangible assets:
Engineering drawings(1)	10-20	$81,443	$789	$—	$82,232	$(33,706)
Distribution networks	5-15	13,868	—	—	13,868	(6,866)
Software	10	5,900	—	—	5,900	(4,356)
Patents	10	29,268	776	—	30,044	(15,766)
Other	3-40	15,686	695	(3,800)	12,581	(11,401)

		$146,165	$2,260	$(3,800)	$144,625	$(72,095)

Indefinite-lived intangible assets(2)		$62,768	$921	$—	$63,689	$(1,485)

The following table provides information about our changes in 2006 to intangible assets:

	December 31, 2006
	Useful Life	Beginning	Change Due		Ending Gross	Accumulated
	(Years)	Gross Amount	to Currency	Acquisitions(4)	Amount	Amortization
	(Amounts in thousands, except years)

Finite-lived intangible assets:
Engineering drawings(1)	10-22.5	$80,434	$1,009	$—	$81,443	$(28,308)
Distribution networks	15	13,868	—	—	13,868	(5,861)
Software	10	5,900	—	—	5,900	(3,786)
Patents	9.5-15.5	28,032	1,236	—	29,268	(12,898)
Other	3-40	14,287	683	716	15,686	(13,237)

		$142,521	$2,928	$716	$146,165	$(64,090)

Indefinite-lived intangible assets(2)		$57,760	$1,608	$3,400	$62,768	$(1,485)

(1)	Engineering drawings represent the estimated fair value associated with specific acquired product and component schematics.

(2)	Accumulated amortization for indefinite-lived intangible assets relates to amounts recorded prior to the implementation date of SFAS No. 142, “Goodwill and Other Intangible Assets”.

(3)	During 2007, our Flow Control Division wrote-off an expired and fully amortized non-compete agreement.

(4)	During 2006, our Flow Solutions Division acquired certain intangible assets.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following schedule outlines actual amortization recognized during 2007 and an estimate of future amortization based upon the finite-lived intangible assets owned at December 31, 2007:

Amortization
Expense
(Amounts in thousands)

Actual for year ending December 31, 2007	$11,804
Estimate for year ending December 31, 2008	11,363
Estimate for year ending December 31, 2009	11,363
Estimate for year ending December 31, 2010	11,111
Estimate for year ending December 31, 2011	9,139
Estimate for year ending December 31, 2012	5,730
Thereafter	27,224

The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 are as follows:

	Flowserve	Flow	Flow
	Pump	Control	Solutions	Total
	(Amounts in thousands)

Balance — January 1, 2006	$456,762	$346,795	$31,306	$834,863
Acquisitions	1,203	—	1,060	2,263
Currency translation	2,708	9,490	1,799	13,997

Balance — December 31, 2006	$460,673	$356,285	$34,165	$851,123
Acquisitions and purchase adjustments	2,774	—	—	2,774
Resolution of tax contingencies	—	(5,207)	—	(5,207)
Dispositions	(2,059)	(332)	—	(2,391)
Currency translation	3,043	1,843	2,080	6,966

Balance — December 31, 2007	$464,431	$352,589	$36,245	$853,265

5.	FACTORING OF ACCOUNTS RECEIVABLE

Through our European subsidiaries, we engage in non-recourse factoring of certain accounts receivable. The various agreements have different terms, including options for renewal and mutual termination clauses. Our Credit Facilities, which are fully described in Note 11, limit factoring volume to $75.0 million at any given point in time as defined by our Credit Facilities. In the aggregate, the cash received from factored receivables outstanding at December 31, 2007 and 2006 totaled $63.9 million and $69.1 million, respectively, which represent the factor’s purchase of $68.4 million and $76.7 million of our receivables, respectively.

In 2007, under all of our factoring agreements worldwide, we recognized losses of approximately $4.5 million in factoring receivables, which compares with a total loss of $2.8 million and $2.3 million in 2006 and 2005, respectively.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	INVENTORIES

Inventories, net consisted of the following:

	December 31,
	2007	2006
	(Amounts in thousands)

Raw materials	$221,265	$167,224
Work in process	499,656	354,808
Finished goods	246,832	225,157
Less: Progress billings	(223,980)	(140,056)
Less: Excess and obsolete reserve	(63,574)	(59,760)

Inventories, net	$680,199	$547,373

During 2007, 2006 and 2005 we recognized expenses of $8.9 million, $6.3 million and $9.1 million, respectively, for obsolete and excess inventory. These expenses are included in cost of sales in our consolidated statements of income.

7.	STOCK-BASED COMPENSATION PLANS

Restricted Stock and Stock Option Plans — The Flowserve Corporation 2004 Stock Compensation Plan (the “2004 Plan”), which was established on April 21, 2004, authorized the issuance of up to 3,500,000 shares of common stock through grants of restricted stock, stock options and other equity-based awards. Of the 3,500,000 shares of common stock that have been authorized under the 2004 Plan, 1,445,653 remain available for issuance. In addition to the 2004 Plan, we maintain other shareholder-approved plans that permit the issuance of our common stock through grants of various equity-based awards. As of December 31, 2007, 138,690 shares of common stock remained available for stock option grants under these other plans. Options granted to officers, other employees and directors allow for the purchase of common shares at or above the market value of our stock on the date the options are granted, although no options have been granted above market value. Generally, options, whether granted under the 2004 Plan or other previously approved plans, become exercisable over a staggered period ranging from one to five years (most typically from one to three years). Options generally expire ten years from the date of the grant or within a short period of time following the termination of employment or cessation of services by an option holder; however, as described in greater detail under “modifications” below, the expiration provisions relating to certain outstanding option awards were modified during 2006.

We adopted SFAS No. 123(R) on January 1, 2006. Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method as set forth in APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations as permitted by SFAS No. 123. Accordingly, we recognized compensation expense for restricted stock and other equity awards over the applicable vesting period; however, we did not recognize compensation expense for stock options for the year ended December 31, 2005, because the options were granted at market value on the date of grant.

Subsequent to the adoption of SFAS No. 123(R) on January 1, 2006, under the modified prospective method, we recorded stock-based compensation as follows:

	Year Ended December 31,
	2007			2006
	Stock	Restricted		Stock	Restricted
	Options	Stock	Total	Options(1)	Stock	Total
	(Amounts in millions)

Stock-based compensation expense	$3.5	$21.8	$25.3	$12.3	$12.8	$25.1
Related income tax benefit	(1.0)	(6.8)	(7.8)	(3.0)	(3.9)	(6.9)

Net stock-based compensation expense	$2.5	$15.0	$17.5	$9.3	$8.9	$18.2

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Includes the $3.8 million ($5.6 million pre-tax) modification charge recorded in August 2006 as discussed below in “Modifications” since the charge we would have recognized in accordance with FIN No. 44, “Accounting for Certain Transactions involving Stock Compensation — an interpretation of APB Opinion No. 25,” would have approximated the charge recognized in accordance with SFAS No. 123(R).

The following table illustrates the effect of stock-based compensation on net earnings and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation, calculated using the Black-Scholes option-pricing model, for the year ended December 31, 2005:

(Amounts in
thousands, except
per share amounts)

Net earnings, as reported	$17,074
Restricted stock compensation expense included in net earnings, net of tax	8,692
Less: Stock-based employee compensation expense determined under fair value method for all awards, net of tax	(11,359)

Pro forma net earnings	$14,407

Net earnings per share — basic:
As reported	$0.31
Pro forma	0.26
Net earnings per share — diluted:
As reported	$0.30
Pro forma	0.25

Stock Options — Information related to stock options issued to officers, other employees and directors under all plans is presented in the following table:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Number of shares under option:
Outstanding — beginning of year	1,462,032	$30.27	2,966,326	$23.00	2,820,160	$21.93
Granted	—	—	319,850	49.81	456,048	29.57
Exercised	(745,379)	24.64	(1,872,742)	21.74	(49,717)	19.96
Cancelled	(39,460)	35.06	(40,806)	33.97	(260,165)	23.46
Modified(1)	—	—	89,404	24.55	—	—

Outstanding — end of year	677,193	$36.19	1,462,032	$30.27	2,966,326	$23.00

Exercisable — end of year	344,817	$30.92	779,225	$23.87	2,323,190	$21.83

(1)	Options originally expiring in 2005 that had their expiration dates extended contingent upon shareholder approval, which was obtained on August 24, 2006, as discussed below in “Modifications.”

No options were granted during 2007. The weighted average fair value per share of options granted was $24.84 and $14.62 for the years ended December 31, 2006 and 2005, respectively. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The “fair value” for these options at the date of grant was estimated using the Black-Scholes option pricing model.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional information relating to the ranges of options outstanding at December 31, 2007, is as follows:

	Weighted
	Average	Options Outstanding		Options Exercisable
	Remaining		Weighted Average		Weighted Average
Range of Exercise	Contractual	Number	Exercise Price per	Number	Exercise Price per
Prices per Share	Life	Outstanding	Share	Outstanding	Share

$12.12 — 18.18	2.77	28,600	$16.64	28,600	$16.64
$18.19 — 24.24	5.54	66,065	20.60	66,065	20.60
$24.25 — 30.30	6.15	135,912	25.91	78,845	25.97
$30.31 — 36.36	7.52	169,502	32.17	94,918	32.40
$36.37 — 42.42	7.96	14,300	39.39	9,133	39.39
$42.43 — 48.48	8.13	188,481	48.17	54,254	48.17
$48.49 — 54.54	8.78	51,833	52.87	6,168	53.94
$54.55 — 60.60	8.34	22,500	58.45	6,834	58.24

		677,193	$36.19	344,817	$30.92

No options were granted during 2007. The fair value of each option awarded during 2006 and 2005 was estimated on the date of grant using the Black-Scholes option pricing model using the assumptions noted in the following table. The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant. Our dividend yield was zero because we did not declare dividends in 2006 or 2005. Stock volatility was determined based on historical price fluctuations of our stock. The expected life of the stock options granted was based on a 10-year history of the timing of stock option exercises. The forfeiture rate was based on unvested options forfeited compared with original total options granted over a rolling 10-year period, excluding significant forfeiture events that are not expected to recur.

	Year Ended December 31,
	2006	2005

Risk-free interest rate	4.7%	4.6%
Dividend yield	—	—
Stock volatility	41.4%	43.2%
Average expected life (years)	5.8	6.4
Forfeiture rate	10.3%	9.7%

As of December 31, 2007, we have $1.8 million of unrecognized compensation cost related to outstanding unvested stock option awards, which is expected to be recognized over a weighted-average period of approximately 0.9 years.

The weighted average remaining contractual life of options outstanding at December 31, 2007 and 2006 is 7.2 years and 6.8 years, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005 were $32.1 million, $54.7 million and $0.3 million, respectively. The total fair value of stock options vested during the years ended December 31, 2007, 2006 and 2005 was $5.5 million, $3.4 million and $2.3 million, respectively.

Incremental stock-based compensation expense related solely to stock options recognized for the year ended December 31, 2006 as a result of the modified prospective adoption of SFAS No. 123(R) was $5.5 million ($6.9 million pre-tax), or $0.10 per share. This excludes the $5.6 million modification charge recorded in August 2006 as discussed below in “Modifications” since the charge we would have recognized in accordance with FIN No. 44, would have approximated the charge recognized in accordance with SFAS No. 123(R).

Restricted Stock — In addition to the 2004 Plan, we also have restricted stock plans that authorize us to grant up to 2,384 additional shares of common stock or units with rights commensurate with restricted stock to employees

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and non-employee directors. In general, the restrictions on the shares and units do not expire for a minimum of one year and a maximum of ten years and are subject to forfeiture during the restriction period. Most typically, restricted share grants have staggered vesting periods over one to three years from grant date. The intrinsic value of the shares and units, which is typically the product of share price at the date of grant and the number of shares and units granted, is amortized on a straight-line basis to compensation expense over the periods in which the restrictions lapse. The forfeiture rate is based on unvested restricted shares and units forfeited compared with original total restricted shares and units granted over a 5-year period, excluding significant forfeiture events that are not expected to recur.

Awards of restricted stock are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted stock. Prior to the adoption of SFAS No. 123(R), the unrecognized portion of unearned compensation associated with unvested restricted stock was recognized as a reclassification within equity, resulting in no net impact on shareholders’ equity. Effective January 1, 2006, the amounts have been reversed, with no net impact on shareholders’ equity. As of December 31, 2007 and 2006, we had $25.9 million and $15.0 million, respectively, of unearned compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 1.7 years. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total market value of restricted shares and units vested during the years ended December 31, 2007, 2006 and 2005 was $11.2 million, $3.7 million and $2.2 million, respectively.

The following tables summarize information regarding the restricted stock plans:

	Year Ended December 31, 2007
		Weighted Average
		Grant-Date Fair
	Shares	Value

Number of unvested shares:
Outstanding — beginning of year	800,523	$37.91
Granted	651,511	53.40
Vested	(320,559)	35.00
Cancelled	(39,297)	41.45

Unvested restricted stock	1,092,178	$47.87

Unvested restricted stock outstanding as of December 31, 2007, includes 360,000 shares with performance-based vesting provisions that range from 0 to 360,000 shares based on pre-defined performance targets. Performance-based restricted stock is earned upon the achievement of performance targets, and is issuable in common shares. Compensation expense is recognized over a 36-month cliff vesting period based on the market value of our common stock on the date of grant, as adjusted for anticipated forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets.

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

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We enter into forward exchange contracts to hedge our risks associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction. Our risk management and derivatives policy specifies the conditions under which we may enter into derivative contracts. At December 31, 2007 and 2006, we had $464.9 million and $433.7 million, respectively, of notional amount in outstanding forward contracts with third parties. At December 31, 2007, the length of forward exchange contracts currently in place ranged from 2 days to 20 months.

The fair market value adjustments on forward contracts are recognized directly in our current period earnings. The fair value of these outstanding forward contracts at December 31, 2007 and 2006 was a net asset of $6.6 million and $3.4 million, respectively. Realized and unrealized gains (losses) from the changes in the fair value of these forward contracts of $5.7 million, $5.8 million and $(5.2) million, for the years ended December 31, 2007, 2006 and 2005, respectively, are included in other income (expense), net in the consolidated statements of income.

Also as part of our risk management program, we enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. At December 31, 2007 and 2006, we had $395.0 million and $435.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties. At December 31, 2007, the maximum remaining length of any interest rate contract in place was approximately 33 months. The fair value of the interest rate swap agreements was a net liability of $4.1 million and a net asset of $1.9 million at December 31, 2007 and 2006, respectively. Unrealized (losses) gains from the changes in fair value of our interest rate swap agreements, net of reclassifications, of $(3.9) million and $0.7 million, net of tax, for the years ended December 31, 2007 and 2006, respectively, are included in other comprehensive income (loss).

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2004, we entered into a compound derivative contract to hedge exposure to both currency translation and interest rate risks associated with our EIB credit facility. The notional amount of the derivative was $85.0 million, and it served to convert floating rate interest rate risk to a fixed rate, as well as U.S. dollar currency risk to Euros. We repaid all amounts outstanding under this facility on December 15, 2006, and realized a foreign transaction gain of $8.5 million. We also settled the derivative for a loss of $9.9 million. The gain on the derivative, along with the foreign transaction gain on the underlying loan aggregate to $3.3 million and $0.2 million for the years ended December 31, 2006 and 2005, respectively, are included in other income (expense), net in the consolidated statements of income.

We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under forward contracts and interest rate swap agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.

Hedging related transactions recorded to other comprehensive income (expense), net of deferred taxes, are summarized below:

	Other Comprehensive Income (Expense)
	2007	2006	2005
	(Amounts in thousands)

Reclassification to earnings for settlements during the year:
Forward contracts	$—	$35	$125
Interest rate swap agreements	1,553	529	1,284
Change in fair value:
Forward contracts	—	—	28
Interest rate swap agreements	(5,458)	133	1,547

Year ended December 31	$(3,905)	$697	$2,984

We expect to recognize $1.5 million, $1.0 million and $0.1 million, net of deferred taxes, into earnings in 2008, 2009 and 2010, respectively, related to interest rate swap agreements based on their fair values at December 31, 2007.

9.	DETAILS OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS

The following tables present financial information of certain consolidated balance sheet captions.

Accounts Receivable, net — Accounts receivable, net were:

	December 31,
	2007	2006
	(Amounts in thousands)

Trade receivables	$609,984	$504,862
Other receivables	70,968	60,088
Allowance for doubtful accounts	(14,219)	(13,135)

Accounts receivable, net	$666,733	$551,815

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant, and Equipment, net — Property, plant and equipment, net were:

	December 31,
	2007	2006
	(Amounts in thousands)

Land	$73,786	$69,531
Buildings, improvements, furniture and fixtures	495,912	422,838
Machinery, equipment, capital leases and construction in progress	494,474	459,556

Gross property, plant and equipment	1,064,172	951,925
Less accumulated depreciation	(575,280)	(509,033)

Property, plant and equipment, net	$488,892	$442,892

Depreciation expense for continuing operations in the amount of $49.5 million, $46.7 million and $46.9 million for the years ended December 31, 2007, 2006 and 2005, respectively, is included in cost of sales in the consolidated statements of income, with the remaining depreciation expense included in selling, general and administrative expense.

Other Assets, net — Other assets, net were:

	December 31,
	2007	2006
	(Amounts in thousands)

Investments in equity method affiliates	$64,126	$50,060
Deferred loan costs	6,781	7,562
Deferred compensation funding	18,200	22,221
Other	43,836	23,407

Other assets, net	$132,943	$103,250

Accrued Liabilities — Accrued liabilities were:

	December 31,
	2007	2006
	(Amounts in thousands)

Wages, compensation and other benefits	$216,859	$170,348
Insurance expense	3,812	3,582
Interest expense	773	1,642
Cash dividends payable	9,234	439
Commissions and royalties	33,718	25,538
Customer deposits	189,230	74,851
Progress billings in excess of accumulated costs	62,896	44,523
Warranty costs	34,408	28,578
Sales and use tax expense	11,464	8,127
Legal and environmental matters	14,216	14,721
Income tax	44,935	4,516
Other	101,481	81,365

Accrued liabilities	$723,026	$458,230

Other accrued liabilities include professional fees, derivative liabilities, lease obligations, freight and other items, none of which individually exceed 5% of current liabilities.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Retirement Obligations and Other Liabilities — Retirement obligations and other liabilities were:

	December 31,
	2007	2006
	(Amounts in thousands)

Retirement and postretirement benefits	$221,517	$253,212
Deferred taxes	43,313	36,608
Deferred compensation	20,627	13,920
Derivative contracts	1,791	632
Minority interest	7,240	4,096
Other	131,981	99,626

Retirement obligations and other liabilities	$426,469	$408,094

Other non-current liabilities includes reserves for legal and environmental matters, reserves for uncertain tax positions and other items, none of which individually exceed 5% of total liabilities. See Note 16 for discussion of uncertain tax positions.

10.	EQUITY METHOD INVESTMENTS

Summarized below is combined balance sheet and income statement information, based on the most recent financial information, for investments in entities we account for using the equity method (unaudited):

	Year Ended December 31,
	2007	2006	2005
	(Amounts in thousands)

Revenues	$382,974	$295,545	$260,279
Gross profit	96,935	79,599	68,303
Income before provision for income taxes	62,972	48,337	39,509
Provision for income taxes	(20,200)	(14,033)	(13,111)

Net income	$42,772	$34,304	$26,398

	December 31,
	2007	2006
	(Amounts in thousands)

Current assets	$218,444	$188,797
Noncurrent assets	60,301	48,316

Total assets	$278,745	$237,113

Current liabilities	$99,768	$91,798
Noncurrent liabilities	31,125	24,292
Shareholders’ equity	147,852	121,023

Total liabilities and shareholders’ equity	$278,745	$237,113

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

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of net income per combined income statement information to equity in income from investees per our consolidated statements of income is as follows:

	Year Ended December 31,
	2007	2006	2005
	(Amounts in thousands)

Equity income based on stated ownership percentages	$18,974	$14,820	$11,505
Adjustments due to amortization of basis differences, timing of GAAP adjustments and other adjustments	(279)	—	1,028

Equity in income from investees	$18,695	$14,820	$12,533

11.	DEBT AND LEASE OBLIGATIONS

Debt, including capital lease obligations, consisted of:

	December 31,
	2007	2006
	(Amounts in thousands)

Term Loan, interest rate of 6.40% in 2007 and 6.88% in 2006	$555,379	$558,220
Capital lease obligations and other	2,597	6,349

Debt and capital lease obligations	557,976	564,569
Less amounts due within one year	7,181	8,050

Total debt due after one year	$550,795	$556,519

Scheduled maturities of the Credit Facilities (as described below), as well as capital lease obligations, for the next five years and beyond are:

		Capital Leases &
	Term Loans	Other	Total
	(Amounts in thousands)

2008	$5,682	$1,499	$7,181
2009	5,682	648	6,330
2010	5,682	450	6,132
2011	137,779	—	137,779
2012	400,554	—	400,554
Thereafter	—	—	—

Total	$555,379	$2,597	$557,976

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

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisitions and certain restricted payments, with a limitation based on pro forma compliance with the required leverage ratio in both cases.

Borrowings under our Credit Facilities bear interest at a rate equal to, at our option, either (1) the base rate (which is based on greater of the prime rate most recently announced by the administrative agent under our Credit Facilities or the Federal Funds rate plus 0.50%) or (2) London Interbank Offered Rate (“LIBOR”) plus an applicable margin determined by reference to the ratio of our total debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), which as of December 31, 2007 was 1.00% and 1.50% for borrowings under our revolving line of credit and term loan, respectively.

In addition, we pay lenders under the Credit Facilities a commitment fee equal to a percentage, determined by reference to the ratio of our total debt to consolidated EBITDA, of the unutilized portion of the revolving line of credit, and letter of credit fees with respect to each financial standby letter of credit outstanding under our Credit Facilities equal to a percentage based on the applicable margin in effect for LIBOR borrowings under the new revolving line of credit. The fee for performance standby letters of credit is 0.5% lower than the fee for financial standby letters of credit. At both December 31, 2007 and 2006, we had no amounts outstanding under the revolving line of credit. We had outstanding letters of credit of $115.1 million and $83.9 million at December 31, 2007 and 2006, respectively, which reduced our borrowing capacity to $284.9 million and $316.1 million, respectively. In connection with our Credit Facilities, we have entered into $395.0 million of notional amount of interest rate swaps at December 31, 2007 to hedge exposure of floating interest rates.

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

Our Credit Facilities include events of default usual for these types of credit facilities, including nonpayment of principal or interest, violation of covenants, incorrectness of representations and warranties, cross defaults and cross acceleration, bankruptcy, material judgments, Employee Retirement Income Security Act of 1974, as

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amended (“ERISA”), events, actual or asserted invalidity of the guarantees or the security documents, and certain changes of control of our company. The occurrence of any event of default could result in the acceleration of our and the guarantors’ obligations under the Credit Facilities. We complied with the covenants through December 31, 2007.

European Letter of Credit Facility — On September 14, 2007, we entered into an unsecured European LOC to issue letters of credit in an aggregate face amount not to exceed €150.0 million at any time, with an initial commitment of €80.0 million. The aggregate commitment of the European LOC may be increased up to €150.0 million as may be agreed among the parties, and may be decreased by us at our option without any premium, fee or penalty. The European LOC will be used for contingent obligations solely in respect of surety and performance bonds, bank guarantees and similar obligations. We had outstanding letters of credit drawn on the European LOC of €35.0 million as of December 31, 2007. We will pay certain fees for the letters of credit written against the European LOC based upon the ratio of our total debt to consolidated EBITDA. As of December 31, 2007 the annual fees equaled 0.5% plus a fronting fee of 0.1%.

EIB Credit Facility — In August 2004, we borrowed $85.0 million at a floating interest rate based on 3-month U.S. LIBOR that reset quarterly. We repaid the outstanding principal balance and terminated this facility on December 15, 2006, using cash generated from operations. As a result of this repayment, we incurred expenses of $0.5 million related to the write-off of unamortized deferred financing costs. Concurrent with borrowing the $85.0 million, we entered into a derivative contract with a third party financial institution, swapped this principal amount to €70.6 million and fixed the LIBOR portion of the interest rate to a fixed interest rate of 4.19% through the scheduled repayment date. We did not apply hedge accounting to the derivative contract, and the unrealized gain (loss) on the derivative, and the foreign currency transaction gain on the underlying loan were included in other income (expense), net in the consolidated statements of income. As discussed more fully in Note 8, we settled this derivative concurrent with the repayment of the underlying loan.

Repayment of obligations — We made scheduled repayments of $2.8 million, $0 and $1.5 million in 2007, 2006 and 2005, respectively.

We made mandatory repayments of $0, $15.3 million and $0 in 2007, 2006 and 2005, respectively. Mandatory repayments in 2006 consisted of $14.4 million, using the net cash proceeds from the sale of GSG, and $0.9 million, using excess cash flows as defined by the Credit Facilities.

We made no optional prepayments in 2007. In 2006, we made optional prepayments of $5.0 million under our Credit Facilities, and we terminated our EIB Credit Facility and repaid the outstanding principle balance of $85.0 million. In 2005 we made optional prepayments of $20.0 million under our Credit Facilities and optional payments of $18.4 million under other financing arrangements.

Operating Leases — We have non-cancelable operating leases for certain offices, service and quick response centers, certain manufacturing and operating facilities, machinery, equipment and automobiles. Rental expense relating to operating leases was $39.3 million in 2007, $29.3 million in 2006 and $22.1 million in 2005.

The future minimum lease payments due under non-cancelable operating leases are:

Year Ended December 31,	(Amounts in thousands)

2008	$34,564
2009	28,089
2010	21,907
2011	15,648
2012	12,136
Thereafter	15,179

Total minimum lease payments	$127,523

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	RETIREMENT AND POSTRETIREMENT BENEFITS

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

Net defined benefit pension expense, for the U.S. defined benefit pension plans (including both qualified and non-qualified plans) was:

	Year Ended December 31,
	2007	2006	2005
	(Amounts in thousands)

Service cost	$16,417	$14,864	$14,832
Interest cost	16,372	15,538	15,549
Expected return on plan assets	(17,006)	(15,751)	(16,444)
Settlement and curtailment of benefits	—	—	(266)
Amortization of unrecognized prior service benefit	(1,356)	(1,347)	(1,459)
Amortization of unrecognized net loss	6,115	6,353	4,974

U.S. pension expense	$20,542	$19,657	$17,186

The settlement and curtailment expense in 2005 is associated with the sale of GSG, as discussed in Note 2, partially offset by the departure of former executives.

The estimated prior service benefit for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into U.S. pension expense in 2008 is $1.3 million. The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into U.S. pension expense in 2008 is $4.3 million.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the net pension liability for U.S. plans:

	Year Ended December 31,
	2007	2006
	(Amounts in thousands)

Benefit obligation	$297,319	$295,549
Plan assets, at fair value	251,215	242,045

Funded status	$(46,104)	$(53,504)

Accumulated other comprehensive loss, net of tax:
Unrecognized net loss	$(52,345)	$(60,522)
Unrecognized prior service benefit	3,972	5,205
Deferred tax asset	(27,127)	(31,996)
Net amount recognized	29,396	33,809

Funded status	$(46,104)	$(53,504)

The following summarizes amounts recognized in the balance sheet for U.S. plans:

	Year Ended December 31,
	2007	2006
	(Amounts in thousands)

Current liabilities	$(378)	$(370)
Noncurrent liabilities	(45,726)	(53,134)

Funded status	$(46,104)	$(53,504)

The following table shows the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in benefit obligations for U.S. plans:

	2007	2006	2005
	(Amounts in thousands)

Balance — January 1	$(55,682)	$(65,622)	$(53,668)
Increase (decrease) in minimum liability included in other comprehensive income prior to adoption of SFAS No. 158	—	10,290	(11,954)
Adoption of SFAS No. 158	—	(350)	—
Amortization of net loss	3,593	—	—
Amortization of prior service benefit	(797)	—	—
Net gain arising during the year	4,532
New prior service benefit	(387)	—	—

Balance — December 31	$(48,741)	$(55,682)	$(65,622)

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following are assumptions related to the U.S. defined benefit pension plans:

	Year Ended December 31,
	2007	2006	2005

Weighted average assumptions used to determine benefit obligations:
Discount rate	6.25%	5.75%	5.50%
Rate of increase in compensation levels	4.50	4.50	4.50
Weighted average assumptions used to determine net cost:
Long-term rate of return on assets	7.75%	7.50%	8.25%
Discount rate	5.75	5.50	5.75
Rate of increase in compensation levels	4.50	4.50	4.50

We increased the discount rate from 5.75% at December 31, 2006, to 6.25% at December 31, 2007, to reflect the current interest rate environment and the expected benefit payment streams. We regularly evaluate assumptions for asset returns and discount rates based on a variety of factors. Based on the results of pension plan asset returns during 2006 and on the anticipated future return, we increased the assumed rate of return of such assets from 7.50% for 2006 to 7.75% for 2007. The expected long-term rate of return on assets was determined by assessing the rates of return for each targeted asset class and return premiums generated by active portfolio management.

The following is a summary of the changes in the U.S. defined benefit plans’ pension obligations:

	Year Ended December 31,
	2007	2006
	(Amounts in thousands)

Beginning benefit obligations	$295,549	$294,291
Service cost	16,417	14,864
Interest cost	16,372	15,538
Plan amendments(1)	660	27
Actuarial gain(2)	(8,351)	(3,365)
Benefits paid	(23,328)	(25,806)

Ending benefit obligations	$297,319	$295,549

Accumulated benefit obligations	$297,319	$295,549

(1)	The increase in plan amendments in 2007 represents an accelerated vesting schedule adopted during the year.

(2)	The increase in the actuarial gain in 2007 primarily reflects the increase in the discount rate, partially offset by an unfavorable change in demographics.

The following is a reconciliation of the U.S. defined benefit pension plans’ assets:

	Year Ended December 31,
	2007	2006
	(Amounts in thousands)

Beginning plan assets	$242,045	$207,155
Return on plan assets	16,369	24,391
Company contributions	16,129	36,305
Benefits paid	(23,328)	(25,806)

Ending plan assets	$251,215	$242,045

We contributed $16.1 million and $36.3 million to the U.S. defined benefit pension plans during 2007 and 2006, respectively. These payments exceeded the minimum funding requirements mandated by the U.S. Department of Labor rules. During 2007, returns on pension plan assets were slightly lower than anticipated. During 2006, returns on pension plan assets were greater than anticipated.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Although we are still working with our actuaries to determine estimated funding beyond 2007, the following table summarizes the expected cash activity for the U.S. defined benefit pension plans in the future (in millions):

Company contributions — 2008	$30.4
Expected benefit payments:
2008	$25.5
2009	28.0
2010	28.5
2011	27.3
2012	28.6
2013-2017	161.1

The asset allocation for the U.S. defined benefit pension plans at the end of 2007 and 2006, and the target allocation for 2008, by asset category, are as follows:

	Target Allocation at December 31,		Percentage of Actual Plan Assets at December 31,
Asset Category	2007	2006	2007	2006

Equity securities	65%	65%	65%	65%
Fixed income	25%	25%	25%	25%
Other	10%	10%	10%	10%

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

Non-U.S. Defined Benefit Plans — We maintain defined benefit pension plans, which cover some or all of the employees in the following countries: Austria, Canada, France, Germany, India, Indonesia, Italy, Japan, Mexico, the Netherlands, Sweden and United Kingdom.

Net defined benefit pension expense for non-U.S. pension plans was:

	Year Ended December 31,
	2007	2006	2005
	(Amounts in thousands)

Service cost	$4,576	$6,019	$5,087
Interest cost	12,466	10,795	10,663
Expected return on plan assets	(7,516)	(6,006)	(5,740)
Settlement and curtailment of benefits(1)	363	745	43
Amortization of unrecognized net loss	1,715	2,483	1,403

Non-U.S. pension expense	$11,604	$14,036	$11,456

(1)	The increase in settlement and curtailment of benefits in 2006 is due to the conversion of a defined benefit plan in Canada to a defined contribution plan.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into non-U.S. expense in 2008 is $0.4 million.

The following summarizes the net pension liability for non-U.S. plans:

	Year Ended December 31,
	2007	2006
	(Amounts in thousands)

Benefit obligation	$257,664	$264,053
Plan assets, at fair value	131,128	123,093

Funded status	$(126,536)	$(140,960)

Accumulated other comprehensive loss, net of tax:
Unrecognized net loss	$(22,695)	$(38,045)
Net deferred tax liability (asset)	541	(4,572)
Net amount recognized	(104,382)	(98,343)

Funded status	$(126,536)	$(140,960)

The following summarizes amounts recognized in the balance sheet for non-U.S. plans:

	Year Ended December 31,
	2007	2006
	(Amounts in thousands)

Noncurrent assets	$764	$247
Current liabilities	(6,898)	(6,280)
Noncurrent liabilities	(120,402)	(134,927)

Funded status	$(126,536)	$(140,960)

The following table shows the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in benefit obligations for non-U.S. plans:

	2007	2006	2005
	(Amounts in thousands)

Balance — January 1	$(38,045)	$(22,110)	$(8,434)
Increase (decrease) in minimum liability included in other comprehensive income prior to adoption of SFAS No. 158	—	8,563	(13,676)
Adoption of SFAS No. 158	—	(24,498)	—
Amortization of net loss	1,578	—	—
Net gain arising during the year	14,817	—	—
Currency exchange impact	(1,045)	—	—

Balance — December 31	$(22,695)	$(38,045)	$(22,110)

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following are assumptions related to the non-U.S. defined benefit pension plans:

	Year Ended December 31,
	2007	2006	2005
	(Amounts in thousands)

Weighted average assumptions used to determine benefit obligations:
Discount rate	5.61%	4.78%	4.43%
Rate of increase in compensation levels	3.32	3.23	3.19
Weighted average assumptions used to determine net cost:
Long-term rate of return on assets	5.91%	5.46%	6.00%
Discount rate	4.78	4.43	5.12
Rate of increase in compensation levels	3.23	3.19	3.05

Many of our non-U.S. defined benefit plans are unfunded, as permitted by local regulation. The expected long-term rate of return on assets for funded plans was determined by assessing the rates of return for each asset class and return premiums generated by active investment management.

The following is a reconciliation of the non-U.S. plans’ defined benefit pension obligations:

	Year Ended December 31,
	2007	2006
	(Amounts in thousands)

Beginning benefit obligations	$264,053	$239,758
Service cost	4,576	6,019
Interest cost	12,466	10,795
Employee contributions	751	627
Plan amendments, curtailments and other	(109)	29
Plan settlements(1)	—	(4,167)
Actuarial gain(2)	(23,863)	(6,752)
Net benefits and expenses paid	(14,981)	(11,553)
Currency exchange impact	14,771	29,297

Ending benefit obligations	$257,664	$264,053

Accumulated benefit obligations	$237,707	$242,219

(1)	The plan settlement in 2006 represents the conversion of a defined benefit plan in Canada to a defined contribution plan.

(2)	The increase in the actuarial gain in 2007 primarily reflects the increase in the discount rate.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the non-U.S. plans’ defined benefit pension assets:

	Year Ended December 31,
	2007	2006
	(Amounts in thousands)

Beginning plan assets	$123,093	$104,475
Return on plan assets	3,123	7,873
Employee contributions	751	627
Company contributions	16,216	11,634
Currency exchange impact	2,926	13,841
Plan settlements(1)	—	(4,063)
Acquisitions	—	259
Net benefits and expenses paid	(14,981)	(11,553)

Ending plan assets	$131,128	$123,093

(1)	The plan settlement in 2006 represents the conversion of a defined benefit plan in Canada to a defined contribution plan.

The following table summarizes the expected cash activity for the non-U.S. defined benefit plans in the future (in millions):

Company contributions — 2008	$12.6
Expected benefit payments:
2008	$11.5
2009	12.0
2010	11.9
2011	12.7
2012	13.3
2013-2017	49.6

The asset allocations for the non-U.S. defined benefit pension plans at the end of 2007 and 2006 are as follows:

	Target Allocation at December 31,		Percentage of Actual Plan Assets at December 31,
Asset Category	2007	2006	2007	2006

Equity securities	50%	48%	50%	50%
Fixed income	50%	41%	47%	38%
Other	0%	11%	3%	12%

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

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Defined Benefit Plans with Accumulated Benefit Obligations in Excess of Plan Assets — The following summarizes key pension plan information regarding plans whose accumulated benefit obligations exceed the fair value of their respective plan assets.

	Year Ended December 31,
	2007	2006
	(Amounts in thousands)

Projected benefit obligation	$453,316	$439,199
Accumulated benefit obligation	447,339	433,398
Fair value of plan assets	282,585	258,226

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

Net postretirement benefit expense for postretirement medical plans was:

	Year Ended December 31,
	2007	2006	2005
	(Amounts in thousands)

Service cost	$87	$106	$122
Interest cost	3,675	3,842	4,139
Amortization of unrecognized prior service benefit	(4,285)	(4,329)	(4,147)
Amortization of unrecognized net loss	466	1,054	683

Postretirement benefit expense	$(57)	$673	$797

The estimated prior service benefit for postretirement medical plans that will be amortized from accumulated other comprehensive loss into U.S. pension expense in 2008 is $2.5 million. The estimated net loss for postretirement medical plans that will be amortized from accumulated other comprehensive loss into U.S. expense in 2008 is $0.1 million.

The following summarizes the accrued postretirement benefits for the postretirement medical plans:

	Year Ended December 31,
	2007	2006
	(Amounts in thousands)

Postretirement benefit obligation	$62,267	$71,382

Funded status	$(62,267)	$(71,382)

Accumulated other comprehensive loss, net of tax:
Unrecognized net loss	$(2,792)	$(7,340)
Unrecognized prior service benefit	5,128	7,785
Deferred tax liability	1,309	258
Net amount recognized	(65,912)	(72,085)

Funded status	$(62,267)	$(71,382)

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes amounts recognized in the balance sheet for postretirement benefits:

	Year Ended December 31,
	2007	2006
	(Amounts in thousands)

Current liabilities	$(7,285)	$(7,942)
Noncurrent liabilities	(54,982)	(63,440)

Funded status	$(62,267)	$(71,382)

The following table shows the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in benefit obligations for postretirement benefits:

	2007	2006	2005
	(Amounts in thousands)

Balance — January 1	$445	$—	$—
Adoption of SFAS No. 158	—	445	—
Amortization of net loss	299	—	—
Amortization of prior service benefit	(2,745)	—	—
Net gain arising during the year	4,337	—	—

Balance — December 31	$2,336	$445	$—

The following is a reconciliation of the accumulated postretirement benefits obligation:

	Year Ended December 31,
	2007	2006
	(Amounts in thousands)

Beginning accumulated postretirement benefit obligation	$71,382	$73,794
Service cost	87	106
Interest cost	3,675	3,842
Employee contributions	2,950	2,687
Medicare subsidies receivable	500	500
Actuarial gain(1)	(6,761)	(503)
Net benefits and expenses paid	(9,566)	(9,044)

Ending accumulated postretirement benefit obligation	$62,267	$71,382

(1)	The increase in the actuarial gain in 2007 as compared with 2006 primarily reflects the increase in the discount rate and favorable demographic experience.

The following presents expected benefit payments for future periods:

	Expected	Medicare
	Cash Flows	Subsidy
	(Amounts in millions)

2008	$7.3	$0.5
2009	7.1	0.6
2010	7.0	0.5
2011	6.7	0.5
2012	6.2	0.5
2013-2017	25.7	2.1

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following are assumptions related to the postretirement benefits:

	Year Ended December 31,
	2007	2006	2005

Weighted average assumptions used to determine benefit obligations:
Discount rate	6.25%	5.75%	5.50%
Weighted average assumptions used to determine net cost:
Discount rate	5.75%	5.50%	5.75%
Expected return on plan assets	—	—	—

The assumed ranges for the annual rates of increase in per capita costs for periods prior to Medicare were 8.8% for 2007, 9.0% for 2006 and 8.0% for 2005, with a gradual decrease to 5.0% for 2012 and future years.

Assumed heath care cost trend rates have an effect on the amounts reported for the postretirement medical plans. A one-percentage point change in assumed health care cost trend rates would have the following effect on the 2007 reported amounts:

	1% Increase	1% Decrease
	(Amounts in thousands)

Effect on postretirement benefit obligation	$1,490	$(1,333)
Effect on service cost plus interest cost	86	(77)

We made contributions to the postretirement medical plans to pay benefits of $6.6 million in 2007, $6.4 million in 2006 and $8.2 million in 2005. Because the postretirement medical plans are unfunded, we make contributions as the covered individuals’ claims are approved for payment. Accordingly, contributions during any period are directly correlated to the benefits paid.

Defined Contribution Plans — We sponsor several defined contribution plans covering substantially all U.S. and Canadian employees and certain other non-U.S. employees. Employees may contribute to these plans, and these contributions are matched in varying amounts by us, including opportunities for discretionary matching contributions by us. Defined contribution plan expense was $8.0 million in 2007, $6.8 million in 2006 and $7.6 million in 2005.

Participants in the U.S. defined contribution plan have the option to invest in our common stock and discretionary contributions by us are typically funded with our common stock; therefore, the plans assets include such holdings of our common stock.

13.	LEGAL MATTERS AND CONTINGENCIES

Asbestos — Related Claims

We are a defendant in a large number of pending lawsuits (which include, in many cases, multiple claimants) that seek to recover damages for personal injury allegedly caused by exposure to asbestos-containing products manufactured and/or distributed by us in the past. While the aggregate number of asbestos-related claims against us has declined in recent years, there can be no assurance that this trend will continue. Asbestos associated with any such products was encapsulated and used only as components of process equipment, and we do not believe that any significant emission of asbestos fibers occurred during the use of this equipment. We believe that a high percentage of the claims are covered by applicable insurance or indemnities from other companies.

Shareholder Litigation — Appeal of Dismissed Class Action and Derivative Cases.

In 2003, related lawsuits were filed in federal court in the Northern District of Texas (the “Court”), alleging that we violated federal securities laws. After these cases were consolidated, the lead plaintiff amended its complaint several times. The lead plaintiff’s last pleading was the fifth consolidated amended complaint (the “Complaint”). The Complaint alleged that federal securities violations occurred between February 6, 2001 and

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 27, 2002 and named as defendants our Company, C. Scott Greer, our former Chairman, President and Chief Executive Officer, Renee J. Hornbaker, our former Vice President and Chief Financial Officer, PricewaterhouseCoopers LLP, our independent registered public accounting firm, and Banc of America Securities LLC and Credit Suisse First Boston LLC, which served as underwriters for our two public stock offerings during the relevant period. The Complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”), and Rule 10b-5 thereunder, and Sections 11 and 15 of the Securities Act of 1933 (“Securities Act”). The lead plaintiff sought unspecified compensatory damages, forfeiture by Mr. Greer and Ms. Hornbaker of unspecified incentive-based or equity-based compensation and profits from any stock sales, and recovery of costs. By Orders dated November 13, 2007 and January 4, 2008, the Court denied the plaintiffs’ motion for class certification and granted summary judgment in favor of the defendants on all claims. The plaintiffs have appealed both rulings. We will defend vigorously any appeal or other effort by the plaintiffs to overturn the Court’s denial of class certification or its entry of judgment in favor of the defendants.

In 2005, a shareholder derivative lawsuit was filed purportedly on our behalf in the 193rd Judicial District of Dallas County, Texas. The lawsuit originally named as defendants Mr. Greer, Ms. Hornbaker, and former and current board members Hugh K. Coble, George T. Haymaker, Jr., William C. Rusnack, Michael F. Johnston, Charles M. Rampacek, Kevin E. Sheehan, Diane C. Harris, James O. Rollans and Christopher A. Bartlett. We were named as a nominal defendant. Based primarily on the purported misstatements alleged in the above-described federal securities case, the original lawsuit in this action asserted claims against the defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The plaintiff alleged that these purported violations of state law occurred between April 2000 and the date of suit. The plaintiff seeks on our behalf an unspecified amount of damages, injunctive relief and/or the imposition of a constructive trust on defendants’ assets, disgorgement of compensation, profits or other benefits received by the defendants from us and recovery of attorneys’ fees and costs. We filed a motion seeking dismissal of the case, and the court thereafter ordered the plaintiffs to replead. On October 11, 2007, the plaintiffs filed an amended petition adding new claims against the following additional defendants: Kathy Giddings, our former Vice-President and Corporate Controller; Bernard G. Rethore, our former Chairman and Chief Executive Officer; Banc of America Securities, LLC and Credit Suisse First Boston, LLC, which served as underwriters for our public stock offerings in November 2001 and April 2002, and PricewaterhouseCoopers, LLP, our independent registered public accounting firm. We continue to strongly believe that the case was improperly filed, and have filed a further motion seeking dismissal of the case.

On March 14, 2006, a shareholder derivative lawsuit was filed purportedly on our behalf in federal court in the Northern District of Texas. The lawsuit named as defendants Mr. Greer, Ms. Hornbaker, and former and current board members Mr. Coble, Mr. Haymaker, Mr. Lewis M. Kling, Mr. Rusnack, Mr. Johnston, Mr. Rampacek, Mr. Sheehan, Ms. Harris, Mr. Rollans and Mr. Bartlett. We were named as a nominal defendant. Based primarily on certain of the purported misstatements alleged in the above-described federal securities case, the plaintiff asserted claims against the defendants for breaches of fiduciary duty. The plaintiff alleged that the purported breaches of fiduciary duty occurred between 2000 and 2004. The plaintiff sought on our behalf an unspecified amount of damages, disgorgement by Mr. Greer and Ms. Hornbaker of salaries, bonuses, restricted stock and stock options, and recovery of attorneys’ fees and costs. Pursuant to a motion filed by us, the federal court dismissed that case on March 14, 2007, primarily on the basis that the case was not properly filed in federal court. On or about March 27, 2007, the same plaintiff re-filed essentially the same lawsuit naming the same defendants in the Supreme Court of the State of New York. We strongly believed that this new lawsuit was improperly filed in the Supreme Court of the State of New York and filed a motion seeking dismissal of the case. On January 2, 2008, the Court entered an order granting our motion to dismiss all claims and allowed the plaintiffs an opportunity to replead. A notice of entry of the dismissal order was served on the plaintiffs on January 15, 2008.

United Nations Oil-for-Food Program

We have resolved investigations by the Securities and Exchange Commission (“SEC”) and the Department of Justice (“DOJ”) relating to products that two of our foreign subsidiaries delivered to Iraq from 1996 through 2003 under the United Nations Oil-for-Food Program. These two foreign subsidiaries have also been contacted by

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

governmental authorities in their respective countries concerning their involvement in the United Nations Oil-for-Food Program. We engaged outside counsel in February 2006 to conduct an investigation of our foreign subsidiaries’ participation in the United Nations Oil-for-Food program. The outside counsel’s investigation has found evidence that, during the years 2001 through 2003, certain non-U.S. personnel at the two foreign subsidiaries authorized payments in connection with certain of our product sales under the United Nations Oil-for-Food Program totaling approximately €600,000, which were subsequently deposited by third parties into Iraqi-controlled bank accounts. These payments were not authorized under the United Nations Oil-for-Food Program and were not properly documented in the foreign subsidiaries’ accounting records, but were expensed as paid.

We negotiated a settlement with the SEC in which, without admitting or denying the SEC’s allegations, we agreed to (i) a stipulated judgment enjoining us from future violations of the internal control and recordkeeping provisions of the federal securities laws, (ii) pay disgorgement of $2,720,861 plus prejudgment interest of $853,364 and (iii) pay a civil money penalty of $3 million.

Separately, we negotiated a resolution with DOJ. The resolution results in a deferred prosecution agreement under which we will pay a monetary penalty of $4,000,000.

We also believe that the Dutch investigation has effectively concluded and will be resolved with the Dutch subsidiary paying a penalty of approximately €265,000. We understand the French investigation is ongoing. Accordingly we cannot predict the outcome of the French investigation at this time. If the French authorities take enforcement action with regard to its investigation, we may be subject to additional monetary and non-monetary penalties.

We recorded expenses of approximately $11 million during 2007 for case resolution costs and related legal fees in the foregoing “Oil-for-Food” cases. We currently do not expect to incur further case resolution costs in this matter.

We have improved and implemented new internal controls and taken certain disciplinary actions against persons who engaged in misconduct, violated our ethics policies or failed to cooperate fully in the investigation, including terminating the employment of certain non-U.S. senior management personnel at one of our French subsidiaries. Other non-U.S. senior management personnel at certain of our French and Dutch facilities involved in the above conduct had been previously separated from us for other reasons.

Export Compliance

In March 2006, we initiated a voluntary process to determine our compliance posture with respect to U.S. export control and economic sanctions laws and regulations. Upon initial investigation, it appeared that some product transactions and technology transfers were not handled in full compliance with U.S. export control laws and regulations. As a result, in conjunction with outside counsel, we are currently involved in a voluntary systematic process to conduct further review, validation and voluntary disclosure of apparent export violations discovered as part of this review process. We have completed approximately three-fourths of the site visits scheduled as part of this voluntary disclosure process, but currently believe this process will not be substantially complete and the results of site visits will not be fully analyzed until the end of 2008, given the complexity of the export laws and the current global scope of the investigation. Any apparent violations of U.S. export control laws and regulations that are identified, confirmed and disclosed to the U.S. government may result in civil or criminal penalties, including fines and/or other penalties. Although companies making voluntary export disclosures have historically received reduced penalties and certain mitigating credits, legislation enacted on October 16, 2007 increased the maximum civil penalty for certain export control violations (assessed on a per-shipment basis) to the greater of $250,000 or twice the value of the transaction. While the Department of Commerce has stated that companies which had initiated voluntary self-disclosures prior to the enactment of this legislation generally would not be subjected to enhanced penalties retroactively, we are unable to determine at this time how other U.S. government agencies will apply this enhanced penalty legislation. Because our review into this issue is ongoing, we are currently unable to definitively determine the full extent of any apparent violations or the nature or total amount of penalties to which we might be subject to in the future. Given that the resolution of this matter is uncertain at this

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

time, we cannot currently predict whether the final resolution of this matter will have a material adverse effect on our business, including our ability to do business outside the U.S., our financial condition or our results of operations.

Other

We are currently involved as a potentially responsible party at four former public waste disposal sites that may be subject to remediation under pending government procedures. The sites are in various stages of evaluation by federal and state environmental authorities. The projected cost of remediation at these sites, as well as our alleged “fair share” allocation, is uncertain until all studies have been completed and the parties have either negotiated an amicable resolution or the matter has been judicially resolved. At each site, there are many other parties who have similarly been identified, and the identification and location of additional parties is continuing under applicable federal or state law. Many of the other parties identified are financially strong and solvent companies that appear able to pay their share of the remediation costs. Based on our information about the waste disposal practices at these sites and the environmental regulatory process in general, we believe that it is likely that ultimate remediation liability costs for each site will be apportioned among all liable parties, including site owners and waste transporters, according to the volumes and/or toxicity of the wastes shown to have been disposed of at the sites. We believe that our exposure for existing disposal sites will be less than $100,000.

In addition to the above public disposal sites, we have received a Clean Up Notice on September 17, 2007 with respect to a site in Australia. The site was used for disposal of spent foundry sand. A risk assessment of the site is currently underway, but it will be several months before the assessment is completed. It is not currently believed that additional remediation costs at the site will be material.

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

Although none of the aforementioned potential liabilities can be quantified with absolute certainty except as otherwise indicated above, we have established reserves covering exposures relating to contingencies, to the extent believed to be reasonably estimable and probable based on past experience and available facts. As a consequence of all legal matters, including settlements of both publicly disclosed litigation and otherwise, as well as revisions of prior estimates, we recognized net expenses of approximately $9 million, $8 million and $7 million in 2007, 2006 and 2005, respectively. While additional exposures beyond these reserves could exist, they currently cannot be estimated. We will continue to evaluate these potential contingent loss exposures and, if they develop, recognize expense as soon as such losses become probable and can be reasonably estimated.

14.	WARRANTY RESERVE

We have recorded reserves for product warranty claims that are included in both current and non-current liabilities. The following is a summary of the activity in the warranty reserve:

	2007	2006	2005
	(Amounts in thousands)

Balance — January 1	$29,314	$29,737	$27,675
Accruals for warranty expense, net of adjustments	25,637	23,418	26,072
Settlements made	(20,480)	(23,841)	(24,010)

Balance — December 31	$34,471	$29,314	$29,737

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	SHAREHOLDERS’ EQUITY

Cash dividends declared and paid were $0.60 and $0.45, respectively, per share in 2007. No cash dividends were declared or paid in 2006 or 2005.

On September 29, 2006, the Board of Directors authorized a program to repurchase up to 2.0 million shares of our outstanding common stock by the end of the second quarter of 2007. Shares were repurchased to offset potentially dilutive effects of stock options issued under our equity-based compensation programs. We repurchased a total of 2.0 million shares and concluded the program in the second quarter of 2007.

16.	INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2007	2006	2005
	(Amounts in thousands)

Current:
U.S. federal	$24,640	$24,630	$7,404
Non-U.S	100,601	53,442	44,813
State and local	3,211	1,105	17

Total current	128,452	79,177	52,234
Deferred:
U.S. federal	5,571	(1,355)	(9,092)
Non-U.S	(22,106)	(3,470)	(275)
State and local	(7,623)	(1,114)	(2,284)

Total deferred	$(24,158)	$(5,939)	$(11,651)

Total provision	$104,294	$73,238	$40,583

The expected cash payments for the current federal income tax expense for 2007, 2006 and 2005 were reduced by approximately $13.4 million, $18.8 million and $0.1 million, respectively, as a result of tax deductions related to the exercise of non-qualified employee stock options and the vesting of restricted stock. The income tax benefit resulting from these stock-based compensation plans has increased capital in excess of par value.

The provision (benefit) for income taxes differs from the statutory corporate rate due to the following:

	Year Ended December 31,
	2007	2006	2005
	(Amounts in millions)

Statutory federal income tax at 35%	$126.0	$65.5	$32.2
Foreign impact, net	(20.3)	4.7	11.5
Change in valuation allowances	(11.0)	(2.5)	(1.7)
State and local income taxes, net	3.2	0.8	0.1
Extraterritorial income exclusion	—	(2.6)	(1.9)
Meals and entertainment	0.9	0.8	0.8
Other	5.5	6.5	(0.4)

Total	$104.3	$73.2	$40.6

Effective tax rate	29.0%	39.1%	44.1%

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2007 effective tax rate differed from the federal statutory rate of 35% primarily due to the net impact of foreign operations, which includes the impacts of lower foreign tax rates and the net favorable results from various tax audits, and changes in valuation allowance estimates. These improvements were partially offset by additional reserves established for uncertain tax positions pursuant to our adoption of FIN No. 48, as discussed below.

The 2006 effective tax rate differed from the federal statutory rate of 35% primarily due to the net impact of foreign operations and certain U.S. non-deductible expenses.

The 2005 effective tax rate differed from the federal statutory rate of 35% primarily due to Extraterritorial Income (“ETI”) exclusion benefits of $1.9 million, state income tax benefits of $1.7 million resulting primarily from net reductions in valuation allowances and $11.5 million of net tax impact from foreign operations.

The net tax impact of foreign operations is lower in 2006 compared with prior years due to decreased levels of actual and deemed dividend repatriations and increased foreign tax credits associated with the 2006 repatriations. Additionally, on May 17, 2006, the Tax Increase Prevention and Reconciliation Act of 2005 was signed into law. This new legislation created an exclusion from U.S. taxable income for certain types of foreign related party payments of dividends, interest, rents and royalties which, prior to 2006, have been subject to U.S. taxation. This exclusion applied to certain of our 2006 payments made by foreign subsidiaries in 2007 and 2006.

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

We do not assert permanent reinvestment under APB No. 23. During each of the three years reported in the period ended December 31, 2007, we have not recognized any net deferred tax assets attributable to excess foreign tax credits on unremitted earnings or foreign currency translation adjustments in our foreign subsidiaries with excess financial reporting basis. We had cash and deemed dividend distributions from our foreign subsidiaries that resulted in the recognition of approximately $7.5 million and $9 million of income tax expense during the years ended December 31, 2007 and 2006, respectively. As we have not recorded a benefit for the excess foreign tax credits associated with deemed repatriation of unremitted earnings, these credits are not available to offset the liability associated with these dividends.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “2004 Act”) was signed into law, providing for a phase out of the existing ETI exclusion for foreign export sales, as it was viewed to be inconsistent with the international trade protocols set by the European Union. This phase out provides that the benefit for our otherwise qualifying export sales in 2005 and 2006 was limited to approximately 80% and 60%, respectively. As a replacement for the loss of the ETI export incentive, the 2004 Act provides a deduction for income from qualified domestic production activities, which is being phased in from 2005 through 2010. This manufacturing deduction had no impact to our 2006 and 2005 tax rates, and only a minor impact to our 2007 tax rate. The effect on future tax rates has not yet been quantified. Under the guidance of FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109 to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” the tax deduction on qualified production activities will be treated as a special deduction as described in SFAS No. 109. As such, the special deduction will be reported in the period in which the deduction is claimed on our tax return.

We record valuation allowances to reflect the estimated amount of deferred tax assets that may not be realized based upon our analysis of existing deferred tax assets, net operating losses and tax credits by jurisdiction and expectations of our ability to utilize these tax attributes through a review of past, current and estimated future taxable income and establishment of tax strategies. The net decrease in valuation allowances in the rate reconciliation above includes a net reduction of state valuation allowances of $8.5 million and a net reduction of foreign valuation allowances of $2.2 million.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities were:

	December 31,
	2007	2006
	(Amounts in thousands)

Deferred tax assets related to:
Retirement benefits	$54,931	$60,795
Net operating loss carryforwards	30,708	52,041
Compensation accruals	50,505	43,585
Inventories	27,904	29,620
Credit carryforwards	18,077	28,456
Warranty and accrued liabilities	24,979	26,176
Restructuring charge	161	177
Other	6,225	3,065

Total deferred tax assets	213,490	243,915
Valuation allowances	(22,138)	(33,733)

Net deferred tax assets	191,352	210,182

Deferred tax liabilities related to:
Property, plant and equipment	(25,543)	(34,945)
Goodwill and intangibles	(61,990)	(49,919)
Unrealized foreign exchange gain	(28,435)	(26,670)
Foreign losses subject to recapture	(5)	(9,802)
Foreign equity investments	(6,459)	(9,583)

Total deferred tax liabilities	(122,432)	(130,919)

Deferred tax assets, net	$68,920	$79,263

We have approximately $182.3 million of U.S. and foreign net operating loss carryforwards at December 31, 2007. Of this total, $58.5 million are state net operating losses. Net operating losses generated in the U.S., if unused, will begin to expire in 2007, with the majority expiring in 2021. The majority of our non-U.S. net operating losses carry forward without expiration. Additionally, we have approximately $16.6 million of foreign tax credit carryforwards at December 31, 2007, expiring in 2010 through 2016 for which $0.3 million in valuation allowance reserves have been recorded.

Earnings (loss) before income taxes comprised:

	Year Ended December 31,
	2007	2006	2005
	(Amounts in thousands)

U.S	$91,348	$59,542	$(32,978)
Non-U.S	268,720	127,734	124,980

Total	$360,068	$187,276	$92,002

On January 1, 2007, we adopted FIN No. 48, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information.

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

Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties recorded on the balance sheet as part of our FIN No. 48 liability at January 1, 2007 was approximately $14 million.

A tabular reconciliation of the total gross amount of unrecognized tax benefits, excluding interest and penalties, at the beginning of the year and ending of the year is as follows (in millions):

Balance — January 1, 2007	$114.9
Gross amount of increases and decreases in unrecognized tax benefits resulting from tax positions taken:
During a prior year	13.7
During the current period	12.6
Decreases in unrecognized tax benefits relating to:
Settlements with taxing authorities	(2.1)
Lapse of the applicable statute of limitations	(1.6)
Increases in unrecognized tax benefits relating to foreign currency translation adjustments	7.5

Balance — December 31, 2007	$145.0

The amount of gross unrecognized tax benefits at December 31, 2007 was $163.4 million, which includes $18.4 million of accrued interest and penalties. Of this amount $105.3 million, if recognized, would favorably impact our effective tax rate. Interest and penalties related to income tax liabilities are included in income tax expense. The total amount of interest and penalties recognized in the statement of income for the year ended December 31, 2007 was $4.4 million.

With limited exception, we are no longer subject to U.S. federal, state and local income tax audits for years through 2002 or non-U.S. income tax audits for years through 2001. We are currently under examination for various years in Germany, Italy, Canada, Venezuela and Argentina.

It is reasonably possible that within the next 12 months the effective tax rate will be impacted by the resolution of some or all of the matters audited by various taxing authorities, including the previously unrecognized tax benefit associated with the one-time repatriation of foreign profits in 2004. It is also reasonably possible that we will have the statute limitations close in various taxing jurisdictions within the next 12 months. As such, we estimate we could record a reduction in our tax expense of approximately $17 million to $32 million within the next 12 months.

17.	BUSINESS SEGMENT INFORMATION

We are principally engaged in the worldwide design, manufacture, distribution and service of industrial flow management equipment. We provide pumps, valves and mechanical seals primarily for the oil and gas industry, chemical, power, water and other industries requiring flow management products.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

				Subtotal —
	Flowserve	Flow	Flow	Reportable		Consolidated
	Pump	Control	Solutions	Segments	All Other	Total
	(Amounts in thousands)

Year Ended December 31, 2007:
Sales to external customers	$2,093,856	$1,156,738	$506,053	$3,756,647	$6,047	$3,762,694
Intersegment sales	1,510	6,431	58,447	66,388	(66,388)	—
Segment operating income	274,196	163,654	111,532	549,382	(139,466)	409,916
Depreciation and amortization	33,709	25,789	7,825	67,323	10,388	77,711
Identifiable assets(1)	1,792,864	988,416	292,439	3,073,719	446,702	3,520,421
Capital expenditures	48,284	19,092	11,168	78,544	10,431	88,975

				Subtotal —
	Flowserve	Flow	Flow	Reportable		Consolidated
	Pump	Control	Solutions	Segments	All Other	Total
	(Amounts in thousands)

Year Ended December 31, 2006:
Sales to external customers	$1,613,611	$991,862	$450,502	$3,055,975	$5,088	$3,061,063
Intersegment sales	4,113	2,972	46,118	53,203	(53,203)	—
Segment operating income	172,724	115,869	98,525	387,118	(147,499)	239,619
Depreciation and amortization	31,269	25,920	6,514	63,703	7,293	70,996
Identifiable assets	1,508,472	925,673	252,504	2,686,649	182,586	2,869,235
Capital expenditures	29,731	18,251	15,389	63,371	10,157	73,528

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Subtotal —
	Flowserve	Flow	Flow	Reportable		Consolidated
	Pump	Control	Solutions	Segments	All Other	Total
	(Amounts in thousands)

Year Ended December 31, 2005:
Sales to external customers	$1,394,545	$889,608	$406,093	$2,690,246	$5,031	$2,695,277
Intersegment sales	3,901	4,681	37,548	46,130	(46,130)	—
Segment operating income	149,823	92,057	87,512	329,392	(130,569)	198,823
Depreciation and amortization	32,597	25,497	6,053	64,147	5,741	69,888
Identifiable assets	1,324,826	880,714	208,763	2,414,303	199,361	2,613,664
Capital expenditures	18,012	11,418	7,153	36,583	12,688	49,271

(1)	The increase in “All Other” in 2007 primarily represents increased cash balances in accounts held by our corporate headquarters.

Geographic Information — We attribute sales to different geographic areas based on the facilities’ locations. Long-lived assets are classified based on the geographic area in which the assets are located and exclude deferred tax assets categorized as non-current. Sales and long-lived assets by geographic area are as follows:

	Year Ended December 31, 2007
			Long-Lived
	Sales	Percentage	Assets	Percentage
	(Amounts in thousands)

United States	$1,381,981	36.7%	$1,020,708	63.4%
Europe(1)	1,767,418	47.0%	449,343	27.9%
Other(2)	613,295	16.3%	139,783	8.7%

Consolidated total	$3,762,694	100.0%	$1,609,834	100.0%

	Year Ended December 31, 2006
			Long-Lived
	Sales	Percentage	Assets	Percentage
	(Amounts in thousands)

United States	$1,213,636	39.6%	$1,006,965	65.4%
Europe(1)	1,354,212	44.3%	423,570	27.5%
Other(2)	493,215	16.1%	110,088	7.1%

Consolidated total	$3,061,063	100.0%	$1,540,623	100.0%

	Year Ended December 31, 2005
			Long-Lived
	Sales	Percentage	Assets	Percentage
	(Amounts in thousands)

United States	$1,076,043	39.9%	$999,782	68.0%
Europe(1)	1,183,139	43.9%	383,349	26.1%
Other(2)	436,095	16.2%	86,947	5.9%

Consolidated total	$2,695,277	100.0%	$1,470,078	100.0%

(1)	In 2007 and 2006, Germany accounted for 10% of consolidated sales. No individual country within this group represents 10% or more of consolidated sales for 2005, nor 10% or more of consolidated long-lived assets for any period presented.

(2)	Includes Canada, Latin America and Asia Pacific. No individual geographic segment within this group represents 10% or more of consolidated totals.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net sales to international customers, including export sales from the United States, represented 66%, 67% and 65% of total sales in 2007, 2006 and 2005, respectively.

Major Customer Information — We have a large number of customers across a large number of manufacturing and service facilities and do not believe that we have sales to any individual customer that represent 10% or more of consolidated sales for any of the years presented.

18.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following presents the components of accumulated other comprehensive loss, net of related tax effects:

	Year Ended December 31,
	2007(1)	2006(1)(2)	2005
	(Amounts in thousands)

Foreign currency translation adjustments	$50,368	$1,690	$(37,230)
Pension and other postretirement effects	(69,100)	(70,097)	(93,983)
Adoption of SFAS No. 158	—	(23,186)	—
Cash flow hedging activity	(2,652)	1,253	556

Accumulated other comprehensive loss	$(21,384)	$(90,340)	$(130,657)

(1)	The increase in foreign currency translation adjustments in 2007 and 2006 is due primarily to the weakening of the U.S. dollar exchange rate versus the Euro.

(2)	The decrease in pension and other postretirement effects in 2006 is primarily the result of an increased discount rate.

The following tables present a summary of other comprehensive income (expense) for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31, 2007
	Before-Tax		After-Tax
	Amount	Income Tax	Amount
	(Amounts in thousands)

Foreign currency translation adjustments	$52,651	$(3,973)	$48,678
Pension and other postretirement effects	35,033	10,850	24,183
Cash flow hedging activity	(6,102)	2,197	(3,905)

Other comprehensive income (expense)	$81,582	$9,074	$68,956

	Year Ended December 31, 2006
	Before-Tax		After-Tax
	Amount	Income Tax	Amount
	(Amounts in thousands)

Foreign currency translation adjustments	$45,564	$(6,644)	$38,920
Pension and other postretirement effects	32,571	(8,685)	23,886
Cash flow hedging activity	994	(297)	697

Other comprehensive income (expense)	$79,129	$(15,626)	$63,503

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2005
	Before-Tax		After-Tax
	Amount	Income Tax	Amount
	(Amounts in thousands)

Foreign currency translation adjustments	$(37,782)	$2,936	$(34,846)
Pension and other postretirement effects	(40,097)	8,216	(31,881)
Cash flow hedging activity	4,923	(1,939)	2,984

Other comprehensive income (expense)	$(72,956)	$9,213	$(63,743)

19.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following presents a summary of the unaudited quarterly data for 2007 and 2006 (amounts in millions except per share data):

	2007
Quarter	4th	3rd	2nd	1st

Sales	$1,109.4	$919.2	$930.7	$803.4
Gross profit	366.2	313.6	302.4	265.5
Earnings before income taxes	128.1	95.0	84.0	53.0
Net earnings	95.9	63.1	63.2	33.6
Earnings per share:
Basic	$1.70	$1.12	$1.12	$0.60
Diluted	$1.67	$1.10	$1.11	$0.59

	2006
Quarter	4th	3rd	2nd	1st

Sales	$883.5	$770.8	$752.9	$653.9
Gross profit	286.9	249.8	252.6	218.0
Earnings before income taxes	51.7	45.3	62.6	27.7
Income from continuing operations	33.3	28.5	33.6	18.6
Gain from discontinued operations	0.2	0.8	—	—
Net earnings	33.5	29.3	33.6	18.6
Earnings per share (basic):
Continuing operations	$0.59	$0.51	$0.60	$0.34
Discontinued operations	—	0.02	—	—

Net earnings	$0.59	$0.53	$0.60	$0.34

Earnings per share (diluted):
Continuing operations	$0.58	$0.49	$0.58	$0.32
Discontinued operations	—	0.02	—	—

Net earnings	$0.58	$0.51	$0.58	$0.32

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant fourth quarter adjustments to 2007 net earnings were to record i) net gains of approximately $9 million (pretax) from certain legal matters and ii) reversal of deferred tax valuation allowances of approximately $8 million.

We had no significant fourth quarter adjustments in 2006.

20.	SUBSEQUENT EVENTS

Updates to legal matters in existence at December 31, 2007 and new legal matters that have arisen since December 31, 2007 are discussed in Note 13.

On February 26, 2008, the Board of Directors authorized a program to repurchase up to $300.0 million of our outstanding common stock over an unspecified time period. The program is expected to commence by the second quarter of 2008.

On February 26, 2008, the Board of Directors authorized an increase in the quarterly cash dividend from $0.15 per share to $0.25 per share payable quarterly beginning on April 9, 2008.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that the information, which we are required to disclose in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2007.

Management’s Report on Internal Control Over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of our internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission . Based on this assessment, our management has concluded that as of December 31, 2007, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Christopher A. Bartlett, a current member of our Board whose term expires at the 2010 annual meeting, has notified us that he will retire from our Board of Directors effective as of the date of the 2008 annual meeting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required in this Item 10 is incorporated by reference to our definitive Proxy Statement to be filed with the SEC no later than April 30, 2008.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required in this Item 11 is incorporated by reference to our definitive Proxy Statement to be filed with the SEC no later than April 30, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required in this Item 12 is incorporated by reference to our definitive Proxy Statement to be filed with the SEC no later than April 30, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required in this Item 13 is incorporated by reference to our definitive Proxy Statement to be filed with the SEC no later than April 30, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required in this Item 14 is incorporated by reference to our definitive Proxy Statement to be filed with the SEC no later than April 30, 2008.

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

1. Consolidated Financial Statements

The following consolidated financial statements and notes thereto are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Flowserve Corporation Consolidated Financial Statements:

Consolidated Balance Sheets at December 31, 2006 and 2007

For each of the three years in the period ended December 31, 2007:

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

3. Exhibits

The following exhibits are either filed herewith or incorporated by reference to the designated document previously filed with the SEC. The Company will furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request. Stockholders may request exhibits copies by contacting:

Flowserve Corporation
Attn: Investor Relations
5215 N. O’Connor Boulevard, Suite 2300
Irving, Texas 75039
(972) 443-6500

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation of Flowserve Corporation, filed as Exhibit 3.(i) to Flowserve Corporation’s Current Report on Form 8-K/A, dated August 16, 2006.
3.2	Amended and Restated By-Laws of Flowserve Corporation, effective as of January 1, 2008 and filed as Exhibit 2.1 to Flowserve Corporation’s Current Report on Form 8-K, dated December 19, 2007.
4.1	Lease agreement and indenture, dated as of January 1, 1995 and bond purchase agreement, dated January 27, 1995, in connection with an 8% Taxable Industrial Development Revenue Bond, City of Albuquerque, New Mexico. (Relates to a class of indebtedness that does not exceed 10% of the total assets of the Company. The Company will furnish a copy of the documents to the Commission upon request.)
10.1	Credit Agreement, dated as of August 12, 2005, among the Company, the lenders referred therein, and Bank of America, N.A., as swingline lender, administrative agent and collateral agent, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of August 17, 2005.
10.2	Amendment and Waiver, dated December 20, 2005 and effective December 23, 2005, to that certain Credit Agreement, dated as of August 12, 2005, among the Company, the financial institutions from time to time party thereto, and Bank of America, N.A., as Swingline Lender, Administrative Agent and Collateral Agent, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of December 30, 2005.
10.3	Second Amendment dated as of May 8, 2006 and effective as of May 16, 2006 to that certain Credit Agreement dated as of August 12, 2005, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of May 19, 2006.
10.4	Third Amendment to Credit Agreement and First Amendment to Pledge Agreement dated as of August 7, 2007, among Flowserve Corporation, the lenders named therein and Bank of America, N.A., as administrative agent, swingline lender and collateral agent, filed as Exhibit 10.6 to Flowserve Corporation’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2007.
10.5	Flowserve Corporation Director Cash Deferral Plan, as amended and restated in connection with the bifurcation of the Flowserve Corporation Director Deferral Plan, effective October 1, 2000, filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.6	Amendment to the Flowserve Corporation Amended and Restated Director Cash Deferral Plan, dated December 14, 2005, filed as Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.7	Flowserve Corporation Director Stock Deferral Plan, as amended and restated in connection with the bifurcation of the Flowserve Corporation Director Deferral Plan, effective October 1, 2000, filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.8	First Master Benefit Trust Agreement, dated October 1, 1987, filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987.*
10.9	Amendment No. 1 to the First Master Benefit Trust Agreement, dated October 1, 1987, filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.*
10.10	Amendment No. 2 to First Master Benefit Trust Agreement, dated October 1, 1987, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.*
10.11	Amendment to Master Benefit Trust Agreement, filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.12	Amendment to The Duriron Company, Inc. First Master Benefit Trust Agreement, dated December 14, 2005, filed as Exhibit 10.66 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.13	Second Master Benefit Trust Agreement, dated October 1, 1987, filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987.*
10.14	First Amendment to Second Master Benefit Trust Agreement, dated December 22, 1994, filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.*
10.15	Flowserve Corporation Long-Term Cash Incentive Plan, as amended and restated in connection with the bifurcation of the Flowserve Corporation Long-Term Incentive Plan, effective October 1, 2000, filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*

Exhibit
No.	Description

10.16	Flowserve Corporation Long-Term Stock Incentive Plan, as amended and restated in connection with the bifurcation of the Flowserve Corporation Long-Term Incentive Plan, effective October 1, 2000, filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.17	2007 Flowserve Corporation Long-Term Stock Incentive Plan, effective January 1, 2007, filed as Appendix A to the Company’s Proxy Statement, dated April 13, 2007.*
10.18	2007 Flowserve Corporation Annual Incentive Plan, effective January 1, 2007, filed as Appendix B to the Company’s Proxy Statement, dated April 13, 2007.*
10.19	Flowserve Corporation Deferred Compensation Plan, filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.20	Amendment No. 1 to the Flowserve Corporation Deferred Compensation Plan, as amended and restated, effective June 1, 2000, filed as Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*
10.21	Amendment to the Flowserve Corporation Deferred Compensation Plan, dated December 14, 2005, filed as Exhibit 10.70 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.22	Amendment No. 3 to the Flowserve Corporation Deferred Compensation Plan, as amended and restated effective June 1, 2000 (filed herewith).
10.23	The Duriron Company, Inc. 1997 Stock Option Plan, attached as Exhibit A to the Company’s Proxy Statement, filed on March 17, 1997.*
10.24	First Amendment to the Flowserve Corporation 1997 Stock Option Plan, filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998*
10.25	Amendment No. 2 to the Flowserve Corporation 1997 Stock Option Plan, filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.*
10.26	Amendment No. 3 to the Flowserve Corporation 1997 Stock Option Plan, filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.27	Flowserve Corporation 1998 Restricted Stock Plan, attached as Appendix A to the Company’s 1999 Proxy Statement, filed on April 9, 1998.*
10.28	Amendment No. 1 to the Flowserve Corporation 1998 Restricted Stock Plan, filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.*
10.29	Amendment No. 2 to the Flowserve Corporation 1998 Restricted Stock Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.*
10.30	Amendment No. 3 to the Flowserve Corporation 1998 Restricted Stock Plan, filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.31	Amendment No. 4 to the Flowserve Corporation 1998 Restricted Stock Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.*
10.32	Amendment No. 5 to the Flowserve Corporation 1998 Restricted Stock Plan, filed as Exhibit 4.16 to the Company’s Registration Statement on Form S-8, filed September 29, 2006.*
10.33	Flowserve Corporation 1998 Restricted Stock Dividend Plan, effective October 1, 2000, filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
10.34	Flowserve Corporation 1999 Stock Option Plan, attached as Exhibit A to the Company’s 1999 Proxy Statement, filed on March 15, 1999.*
10.35	Amendment No. 1 to the Flowserve Corporation 1999 Stock Option Plan, filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.*
10.36	Amendment No. 2 to the Flowserve Corporation 1999 Stock Option Plan, filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.37	Flowserve Corporation Officer Severance Plan, amended and restated effective January 1, 2007, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-K for the Quarter ended March 31, 2007.*
10.38	Flowserve Corporation Executive Officer Change In Control Severance Plan, amended and restated effective November 12, 2007 (filed herewith).*

Exhibit
No.	Description

10.39	Flowserve Corporation Officer Change In Control Severance Plan, amended and restated effective November 12, 2007 (filed herewith).*
10.40	Flowserve Corporation Key Management Change In Control Severance Plan, amended and restated effective November 12, 2007 (filed herewith).*
10.41	Flowserve Corporation Executive Officer Life Insurance Plan, effective January 1, 2004, filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.*
10.42	Flowserve Corporation Senior Management Retirement Plan, amended and restated effective January 1, 2008 (filed herewith).*
10.43	Flowserve Corporation Supplemental Executive Retirement Plan, amended and restated effective November 12, 2007 (filed herewith).*
10.44	Employment Extension Agreement between Flowserve Corporation and Lewis M. Kling, dated as of May 29, 2007, filed as Exhibit 10.1 to Flowserve Corporation’s Current Report on Form 8-K dated May 30, 2007.*
10.45	Employment Agreement between Flowserve Corporation and Mark A. Blinn, dated as of May 7, 2007, filed as Exhibit 10.2 to Flowserve Corporation’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007.*
10.46	Employment Agreement between the Company and Lewis M. Kling, dated July 28, 2005, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of August 3, 2005.*
10.47	Flowserve Corporation 2004 Stock Compensation Plan, effective April 21, 2004, filed as Appendix A to the Company’s Proxy Statement, dated May 10, 2004.*
10.48	Form of Performance Restricted Stock Unit Agreement with non-competition covenant, pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan, filed as Exhibit 10.2 to Flowserve Corporation’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2007.*
10.49	Form of Performance Restricted Stock Unit Agreement pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan, filed as Exhibit 10.3 to Flowserve Corporation’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2007.*
10.50	Form of Restricted Stock Agreement with non-competition covenant, pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan, filed as Exhibit 10.4 to Flowserve Corporation’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2007.*
10.51	Form of Restricted Stock Agreement pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan, filed as Exhibit 10.5 to Flowserve Corporation’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2007.*
10.52	Form of Restricted Stock Agreement with total shareholder return and return on net assets performance measures, pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan, filed as Exhibit 10.6 to Flowserve Corporation’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2007.*
10.53	Form of Restricted Stock Agreement pursuant to the Company’s 2004 Stock Compensation Plan, filed as Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.54	Form of Incentive Stock Option Agreement pursuant to the Company’s 2004 Stock Compensation Plan, filed as Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.55	Form of Non-Qualified Stock Option Agreement pursuant to the Company’s 2004 Stock Compensation Plan, filed as Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.56	Form of Restricted Stock Agreement for certain officers pursuant to the Company’s 2004 Stock Compensation Plan, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated as of March 9, 2006.*
10.57	Form of Incentive Stock Option Agreement for certain officers pursuant to the Company’s 2004 Stock Compensation Plan filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated March 9, 2006.*

Exhibit
No.	Description

10.58	The Duriron Company, Inc. Incentive Compensation Plan for Key Employees as Amended and Restated, effective January 1, 1992, filed as Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.*
10.59	Amendment to The Duriron Company, Inc. Incentive Compensation Plan for Key Employees as Amended and Restated, effective January 1, 1992, dated December 14, 2005, filed as Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.60	Duriron Equity Incentive Plan, as amended and restated effective July 21, 1995, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.*
10.61	Duriron Company, Inc. Deferred Compensation Plan for Executives, filed as Exhibit 10.72 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.*
10.62	Duriron Company, Inc. Deferred Compensation Plan for Directors, effective December 31, 1987, filed as Exhibit 10.73 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.*
10.63	Flowserve Corporation Amended and Restated Non-Employee Directors’ Stock Option Plan, as amended and restated on December 29, 2005, filed as Exhibit 10.74 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.*
10.64	Form of Restrictive Covenants Agreement entered into on March 6, 2006 between the Company and each of Linda P. Jojo, Thomas L. Pajonas and Paul W. Fehlman, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of March 9, 2006.*
10.65	Form of Restrictive Covenants Agreement entered into on March 6, 2006 between the Company and each of Lewis M. Kling, Mark A. Blinn, Ronald F. Shuff, John H. Jacko, Jr., Mark D. Dailey, Thomas E. Ferguson, Andrew J. Beall, Jerry L. Rockstroh, Richard J. Guiltinan, Jr., and Deborah K. Bethune, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated as of March 9, 2006.*
14.1	Flowserve Financial Management Code of Ethics adopted by the Company’s principal executive officer and CEO, principal financial officer and CFO, principal accounting officer and controller, and other senior financial managers filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
21.1	Subsidiaries of the Company (filed herewith).
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February 2008.

FLOWSERVE CORPORATION
(Registrant)

By:	/s/ Lewis M. Kling
Lewis M. Kling
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Kevin E. Sheehan Kevin E. Sheehan	Non-Executive Chairman of the Board and Member of Audit Committee	February 27, 2008

/s/ Lewis M. Kling Lewis M. Kling	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2008

/s/ Mark A. Blinn Mark A. Blinn	Senior Vice President, Chief Financial Officer and Latin America Operations (Principal Financial Officer)	February 27, 2008

/s/ Richard J. Guiltinan, Jr. Richard J. Guiltinan, Jr.	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2008

/s/ Michael F. Johnston Michael F. Johnston	Director, Chairman of Finance Committee, Member of Corporate Governance and Nominating Committee	February 27, 2008

/s/ James O. Rollans James O. Rollans	Director, Chairman of Audit Committee, Member of Corporate Governance and Nominating Committee	February 27, 2008

/s/ Diane C. Harris Diane C. Harris	Director and Member of Finance Committee	February 27, 2008

/s/ John R. Friedery John R. Friedery	Director and Member of Audit Committee	February 27, 2008

/s/ Joseph E. Harlan Joseph E. Harlan	Director and Member of Finance Committee	February 27, 2008

/s/ Rick J. Mills Rick J. Mills	Director and Member of Audit Committee	February 27, 2008

FLOWSERVE CORPORATION

Schedule II — Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
			Additions
			Charged to
			Other
		Additions	Accounts—
	Balance at	Charged to	Acquisitions
	Beginning of	Cost and	and Related	Deductions	Balance at
Description	Year	Expenses	Adjustments	from Reserve	End of Year
	(Amounts in thousands)

Year ended December 31, 2007:
Allowance for doubtful accounts(a):	$13,135	$3,341	$—	$(2,257)	$14,219
Deferred tax asset valuation allowance(b):	$33,733	$6,922	$(574)	$(17,943)	$22,138
Year ended December 31, 2006:
Allowance for doubtful accounts(a):	$14,271	$1,148	$—	$(2,284)	$13,135
Deferred tax asset valuation allowance(b):	$30,401	$6,036	$—	$(2,704)	$33,733
Year ended December 31, 2005:
Allowance for doubtful accounts(a):	$7,281	$3,594	$3,431	$(35)	$14,271
Deferred tax asset valuation allowance(b):	$34,208	$3,999	$3,304	$(11,110)	$30,401

(a)	Deductions from reserve represent accounts written off, net of recoveries, and reductions due to improved aging of receivables.

(b)	Deductions from reserve result from the expiration or utilization of net operating losses and foreign tax credits previously reserved.

F-1

INDEX TO EXHIBITS

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation of Flowserve Corporation, filed as Exhibit 3.(i) to Flowserve Corporation’s Current Report on Form 8-K/A, dated August 16, 2006.
3.2	Amended and Restated By-Laws of Flowserve Corporation, effective as of January 1, 2008 and filed as Exhibit 2.1 to Flowserve Corporation’s Current Report on Form 8-K, dated December 19, 2007.
4.1	Lease agreement and indenture, dated as of January 1, 1995 and bond purchase agreement, dated January 27, 1995, in connection with an 8% Taxable Industrial Development Revenue Bond, City of Albuquerque, New Mexico. (Relates to a class of indebtedness that does not exceed 10% of the total assets of the Company. The Company will furnish a copy of the documents to the Commission upon request.)
10.1	Credit Agreement, dated as of August 12, 2005, among the Company, the lenders referred therein, and Bank of America, N.A., as swingline lender, administrative agent and collateral agent, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of August 17, 2005.
10.2	Amendment and Waiver, dated December 20, 2005 and effective December 23, 2005, to that certain Credit Agreement, dated as of August 12, 2005, among the Company, the financial institutions from time to time party thereto, and Bank of America, N.A., as Swingline Lender, Administrative Agent and Collateral Agent, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of December 30, 2005.
10.3	Second Amendment dated as of May 8, 2006 and effective as of May 16, 2006 to that certain Credit Agreement dated as of August 12, 2005, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of May 19, 2006.
10.4	Third Amendment to Credit Agreement and First Amendment to Pledge Agreement dated as of August 7, 2007, among Flowserve Corporation, the lenders named therein and Bank of America, N.A., as administrative agent, swingline lender and collateral agent, filed as Exhibit 10.6 to Flowserve Corporation’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2007.
10.5	Flowserve Corporation Director Cash Deferral Plan, as amended and restated in connection with the bifurcation of the Flowserve Corporation Director Deferral Plan, effective October 1, 2000, filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.6	Amendment to the Flowserve Corporation Amended and Restated Director Cash Deferral Plan, dated December 14, 2005, filed as Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.7	Flowserve Corporation Director Stock Deferral Plan, as amended and restated in connection with the bifurcation of the Flowserve Corporation Director Deferral Plan, effective October 1, 2000, filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.8	First Master Benefit Trust Agreement, dated October 1, 1987, filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987.*
10.9	Amendment No. 1 to the First Master Benefit Trust Agreement, dated October 1, 1987, filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.*
10.10	Amendment No. 2 to First Master Benefit Trust Agreement, dated October 1, 1987, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.*
10.11	Amendment to Master Benefit Trust Agreement, filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.12	Amendment to The Duriron Company, Inc. First Master Benefit Trust Agreement, dated December 14, 2005, filed as Exhibit 10.66 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.13	Second Master Benefit Trust Agreement, dated October 1, 1987, filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987.*
10.14	First Amendment to Second Master Benefit Trust Agreement, dated December 22, 1994, filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.*
10.15	Flowserve Corporation Long-Term Cash Incentive Plan, as amended and restated in connection with the bifurcation of the Flowserve Corporation Long-Term Incentive Plan, effective October 1, 2000, filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*

Exhibit
No.	Description

10.16	Flowserve Corporation Long-Term Stock Incentive Plan, as amended and restated in connection with the bifurcation of the Flowserve Corporation Long-Term Incentive Plan, effective October 1, 2000, filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.17	2007 Flowserve Corporation Long-Term Stock Incentive Plan, effective January 1, 2007, filed as Appendix A to the Company’s Proxy Statement, dated April 13, 2007.*
10.18	2007 Flowserve Corporation Annual Incentive Plan, effective January 1, 2007, filed as Appendix B to the Company’s Proxy Statement, dated April 13, 2007.*
10.19	Flowserve Corporation Deferred Compensation Plan, filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.20	Amendment No. 1 to the Flowserve Corporation Deferred Compensation Plan, as amended and restated, effective June 1, 2000, filed as Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*
10.21	Amendment to the Flowserve Corporation Deferred Compensation Plan, dated December 14, 2005, filed as Exhibit 10.70 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.22	Amendment No. 3 to the Flowserve Corporation Deferred Compensation Plan, as amended and restated effective June 1, 2000 (filed herewith).
10.23	The Duriron Company, Inc. 1997 Stock Option Plan, attached as Exhibit A to the Company’s Proxy Statement, filed on March 17, 1997.*
10.24	First Amendment to the Flowserve Corporation 1997 Stock Option Plan, filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998*
10.25	Amendment No. 2 to the Flowserve Corporation 1997 Stock Option Plan, filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.*
10.26	Amendment No. 3 to the Flowserve Corporation 1997 Stock Option Plan, filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.27	Flowserve Corporation 1998 Restricted Stock Plan, attached as Appendix A to the Company’s 1999 Proxy Statement, filed on April 9, 1998.*
10.28	Amendment No. 1 to the Flowserve Corporation 1998 Restricted Stock Plan, filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.*
10.29	Amendment No. 2 to the Flowserve Corporation 1998 Restricted Stock Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.*
10.30	Amendment No. 3 to the Flowserve Corporation 1998 Restricted Stock Plan, filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.31	Amendment No. 4 to the Flowserve Corporation 1998 Restricted Stock Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.*
10.32	Amendment No. 5 to the Flowserve Corporation 1998 Restricted Stock Plan, filed as Exhibit 4.16 to the Company’s Registration Statement on Form S-8, filed September 29, 2006.*
10.33	Flowserve Corporation 1998 Restricted Stock Dividend Plan, effective October 1, 2000, filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000
10.34	Flowserve Corporation 1999 Stock Option Plan, attached as Exhibit A to the Company’s 1999 Proxy Statement, filed on March 15, 1999.*
10.35	Amendment No. 1 to the Flowserve Corporation 1999 Stock Option Plan, filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.*
10.36	Amendment No. 2 to the Flowserve Corporation 1999 Stock Option Plan, filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.*
10.37	Flowserve Corporation Officer Severance Plan, amended and restated effective January 1, 2007, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-K for the Quarter ended March 31, 2007.*
10.38	Flowserve Corporation Executive Officer Change In Control Severance Plan, amended and restated effective November 12, 2007 (filed herewith).*
10.39	Flowserve Corporation Officer Change In Control Severance Plan, amended and restated effective November 12, 2007 (filed herewith).*

Exhibit
No.	Description

10.40	Flowserve Corporation Key Management Change In Control Severance Plan, amended and restated effective November 12, 2007 (filed herewith).*
10.41	Flowserve Corporation Executive Officer Life Insurance Plan, effective January 1, 2004, filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.*
10.42	Flowserve Corporation Senior Management Retirement Plan, amended and restated effective January 1, 2008 (filed herewith).*
10.43	Flowserve Corporation Supplemental Executive Retirement Plan, amended and restated effective November 12, 2007 (filed herewith).*
10.44	Employment Extension Agreement between Flowserve Corporation and Lewis M. Kling, dated as of May 29, 2007, filed as Exhibit 10.1 to Flowserve Corporation’s Current Report on Form 8-K dated May 30, 2007.*
10.45	Employment Agreement between Flowserve Corporation and Mark A. Blinn, dated as of May 7, 2007, filed as Exhibit 10.2 to Flowserve Corporation’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007.*
10.46	Employment Agreement between the Company and Lewis M. Kling, dated July 28, 2005, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of August 3, 2005.*
10.47	Flowserve Corporation 2004 Stock Compensation Plan, effective April 21, 2004, filed as Appendix A to the Company’s Proxy Statement, dated May 10, 2004.*
10.48	Form of Performance Restricted Stock Unit Agreement with non-competition covenant, pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan, filed as Exhibit 10.2 to Flowserve Corporation’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2007.*
10.49	Form of Performance Restricted Stock Unit Agreement pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan, filed as Exhibit 10.3 to Flowserve Corporation’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2007.*
10.50	Form of Restricted Stock Agreement with non-competition covenant, pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan, filed as Exhibit 10.4 to Flowserve Corporation’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2007.*
10.51	Form of Restricted Stock Agreement pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan, filed as Exhibit 10.5 to Flowserve Corporation’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2007.*
10.52	Form of Restricted Stock Agreement with total shareholder return and return on net assets performance measures, pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan, filed as Exhibit 10.6 to Flowserve Corporation’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2007.*
10.53	Form of Restricted Stock Agreement pursuant to the Company’s 2004 Stock Compensation Plan, filed as Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.54	Form of Incentive Stock Option Agreement pursuant to the Company’s 2004 Stock Compensation Plan, filed as Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.55	Form of Non-Qualified Stock Option Agreement pursuant to the Company’s 2004 Stock Compensation Plan, filed as Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.56	Form of Restricted Stock Agreement for certain officers pursuant to the Company’s 2004 Stock Compensation Plan, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated as of March 9, 2006.*
10.57	Form of Incentive Stock Option Agreement for certain officers pursuant to the Company’s 2004 Stock Compensation Plan filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated March 9, 2006.*
10.58	The Duriron Company, Inc. Incentive Compensation Plan for Key Employees as Amended and Restated, effective January 1, 1992, filed as Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.*

Exhibit
No.	Description

10.59	Amendment to The Duriron Company, Inc. Incentive Compensation Plan for Key Employees as Amended and Restated, effective January 1, 1992, dated December 14, 2005, filed as Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.*
10.60	Duriron Equity Incentive Plan, as amended and restated effective July 21, 1995, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.*
10.61	Duriron Company, Inc. Deferred Compensation Plan for Executives, filed as Exhibit 10.72 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.*
10.62	Duriron Company, Inc. Deferred Compensation Plan for Directors, effective December 31, 1987, filed as Exhibit 10.73 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.*
10.63	Flowserve Corporation Amended and Restated Non-Employee Directors’ Stock Option Plan, as amended and restated on December 29, 2005, filed as Exhibit 10.74 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.*
10.64	Form of Restrictive Covenants Agreement entered into on March 6, 2006 between the Company and each of Linda P. Jojo, Thomas L. Pajonas and Paul W. Fehlman, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of March 9, 2006.*
10.65	Form of Restrictive Covenants Agreement entered into on March 6, 2006 between the Company and each of Lewis M. Kling, Mark A. Blinn, Ronald F. Shuff, John H. Jacko, Jr., Mark D. Dailey, Thomas E. Ferguson, Andrew J. Beall, Jerry L. Rockstroh, Richard J. Guiltinan, Jr., and Deborah K. Bethune, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated as of March 9, 2006.*
14.1	Flowserve Financial Management Code of Ethics adopted by the Company’s principal executive officer and CEO, principal financial officer and CFO, principal accounting officer and controller, and other senior financial managers filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
21.1	Subsidiaries of the Company (filed herewith).
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.