Form 10-Q
period 2008-03-31
FLOWSERVE CORP
filed 2008-04-28
CIK 30625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
As of April 23, 2008, there were 57,612,721 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q

Page
No.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Statements of Income — Three Months Ended March 31, 2008 and 2007 (unaudited)	1

Condensed Consolidated Statements of Comprehensive Income — Three Months Ended March 31, 2008 and 2007 (unaudited)	1

Condensed Consolidated Balance Sheets — March 31, 2008 and December 31, 2007 (unaudited)	2

Condensed Consolidated Statements of Cash Flows — Three months Ended March 31, 2008 and 2007 (unaudited)	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	26

Item 4. Controls and Procedures.	27

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.	28

Item 1A. Risk Factors.	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	30

Item 3. Defaults Upon Senior Securities.	30

Item 4. Submission of Matters to a Vote of Security Holders.	30

Item 5. Other Information.	30

Item 6. Exhibits.	31

SIGNATURES

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 10.9
Exhibit 10.10
Exhibit 10.11
Exhibit 10.12
Exhibit 10.13
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2008	2007

Sales	$993,319	$803,400
Cost of sales	(647,473)	(537,926)

Gross profit	345,846	265,474
Selling, general and administrative expense	(233,128)	(203,582)
Net earnings from affiliates	5,972	5,530

Operating income	118,690	67,422
Interest expense	(12,858)	(14,072)
Interest income	2,855	1,086
Other income (expense), net	16,477	(1,402)

Earnings before income taxes	125,164	53,034
Provision for income taxes	(37,099)	(19,420)

Net earnings	$88,065	$33,614

Earnings per share:
Basic	$1.55	$0.60
Diluted	1.53	0.59

Cash dividends declared per share	$0.25	$0.15
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(Amounts in thousands)	2008	2007

Net earnings	$88,065	$33,614

Other comprehensive income (expense):
Foreign currency translation adjustments, net of tax	33,951	4,763
Pension and other postretirement effects, net of tax	(819)	322
Cash flow hedging activity, net of tax	(3,267)	(729)

Other comprehensive income	29,865	4,356

Comprehensive income	$117,930	$37,970

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Amounts in thousands, except per share data)	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$197,913	$370,575
Restricted cash	1,481	2,663
Accounts receivable, net of allowance for doubtful accounts of $16,906 and $14,219, respectively	788,459	666,733
Inventories, net	853,881	680,199
Deferred taxes	109,751	105,221
Prepaid expenses and other	93,600	71,380

Total current assets	2,045,085	1,896,771
Property, plant and equipment, net of accumulated depreciation of $613,982 and $575,280, respectively	501,640	488,892
Goodwill	857,900	853,265
Deferred taxes	20,484	13,816
Other intangible assets, net	133,770	134,734
Other assets, net	136,737	132,943

Total assets	$3,695,616	$3,520,421

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$477,854	$513,169
Accrued liabilities	792,117	723,026
Debt due within one year	12,878	7,181
Deferred taxes	6,258	6,804

Total current liabilities	1,289,107	1,250,180
Long-term debt due after one year	549,884	550,795
Retirement obligations and other liabilities	442,895	426,469
Shareholders’ equity:
Common shares, $1.25 par value	73,481	73,394
Shares authorized — 120,000
Shares issued — 58,785 and 58,715, respectively
Capital in excess of par value	568,141	561,732
Retained earnings	847,961	774,366

	1,489,583	1,409,492
Treasury shares, at cost — 2,072 and 2,406 shares, respectively	(90,992)	(101,781)
Deferred compensation obligation	6,658	6,650
Accumulated other comprehensive income (loss)	8,481	(21,384)

Total shareholders’ equity	1,413,730	1,292,977

Total liabilities and shareholders’ equity	$3,695,616	$3,520,421

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Amounts in thousands)	2008	2007

Cash flows — Operating activities:
Net earnings	$88,065	$33,614
Adjustments to reconcile net earnings to net cash used by operating activities:
Depreciation	18,134	16,237
Amortization of intangible and other assets	2,503	2,464
Amortization of deferred loan costs	454	424
Net gain on disposition of assets	(666)	—
Gain on bargain purchase	(3,400)	—
Excess tax benefits from stock-based compensation arrangements	(8,278)	(3,017)
Stock-based compensation	6,972	5,282
Net earnings from affiliates, net of dividends received	(4,690)	(4,152)
Change in assets and liabilities:
Accounts receivable, net	(80,937)	(24,270)
Inventories, net	(108,882)	(75,992)
Prepaid expenses and other	(8,772)	(18,458)
Other assets, net	(8,991)	185
Accounts payable	(58,320)	(40,051)
Accrued liabilities and income taxes payable	(15,557)	24,403
Retirement obligations and other liabilities	10,659	9,163
Net deferred taxes	(725)	355

Net cash flows used by operating activities	(172,431)	(73,813)

Cash flows — Investing activities:
Capital expenditures	(14,256)	(22,446)
Change in restricted cash	1,182	988

Net cash flows used by investing activities	(13,074)	(21,458)

Cash flows — Financing activities:
Net borrowings under lines of credit	—	85,000
Excess tax benefits from stock-based compensation arrangements	8,278	3,017
Payments on long-term debt	(1,420)	—
Borrowings under other financing arrangements	612	1,213
Repurchase of common shares	—	(30,579)
Payments of dividends	(8,592)	—
Proceeds from stock option activity	8,232	7,142

Net cash flows provided by financing activities	7,110	65,793
Effect of exchange rate changes on cash	5,733	472

Net change in cash and cash equivalents	(172,662)	(29,006)
Cash and cash equivalents at beginning of year	370,575	67,000

Cash and cash equivalents at end of period	$197,913	$37,994

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Accounting Policies
Basis of Presentation
The accompanying condensed consolidated balance sheet as of March 31, 2008, and the related condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2008 and 2007, and the condensed consolidated statements of cash flows for the three months ended March 31, 2008 and 2007, are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements have been made.
The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 (“Quarterly Report”) are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Annual Report”).
Accounting Policies
Significant accounting policies, for which no significant changes have occurred in the three months ended March 31, 2008, are detailed in Note 1 of our 2007 Annual Report.
Accounting Developments
Pronouncements Implemented
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value under accounting principles generally accepted in the United States (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements; however, it does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which amends SFAS No. 157 by delaying the adoption of SFAS No. 157 for our nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. Our adoption of SFAS No. 157, as amended, did not have a material impact on our consolidated financial condition or results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. It provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Our adoption of SFAS No. 159 had no impact on our consolidated financial condition or results of operations.
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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards that require:
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 enhances the current disclosure framework in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” by requiring entities to provide detailed disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial condition, results of operations and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We do not expect the adoption of SFAS No. 161 to have a material impact on our consolidated financial condition or results of operations.
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
2. Acquisition
Flowserve Pump Division acquired the remaining 50% interest in Niigata Worthington Company, Ltd. (“Niigata”), a Japanese manufacturer of pumps and other rotating equipment, effective March 1, 2008, for $2.4 million in cash. The incremental interest acquired was accounted for as a step acquisition and Niigata’s results of operations have been consolidated since the date of acquisition. Prior to this transaction, our 50% interest in Niigata was recorded using the equity method of accounting. As a result of consolidation upon acquisition of the remaining 50% interest in Niigata, our balance sheet reflects an increase in cash and debt of $5.7 million and $5.8 million, respectively. The purchase price has been allocated on a preliminary basis to the assets acquired and liabilities assumed based on initial estimates of fair values at the date of the acquisition. We continue to evaluate the initial purchase price allocation, which will be adjusted as additional information relative to the fair values of the assets and liabilities becomes available. The initial estimate of the fair value of the net assets acquired exceeded the cash paid and, accordingly, no goodwill was recognized. This acquisition was accounted for as a bargain purchase, resulting in a gain of $3.4 million, which is included in other income (expense), net in the condensed consolidated statement of income due to immateriality. No pro forma information has been provided due to immateriality.

3. Stock-Based Compensation Plans
Our stock-based compensation includes stock options, restricted stock and other equity-based awards, and is accounted for under SFAS No. 123(R), “Share-Based Payment.” Under this method, we recorded stock-based compensation as follows:

	Three Months Ended March 31,
	2008			2007
	Stock	Restricted		Stock	Restricted
(Amounts in millions)	Options	Stock	Total	Options	Stock	Total
Stock-based compensation expense	$0.5	$6.5	$7.0	$1.1	$4.2	$5.3
Related income tax benefit	(0.2)	(2.0)	(2.2)	(0.4)	(1.3)	(1.7)

Net stock-based compensation expense	$0.3	$4.5	$4.8	$0.7	$2.9	$3.6

Stock Options — Information related to stock options issued to officers, other employees and directors under all plans described in Note 7 to our consolidated financial statements included in our 2007 Annual Report is presented in the following table:

	Three Months Ended March 31,
		Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Life (in years)	Value (in millions)
Number of shares under option:
Outstanding — January 1, 2008	677,193	$36.19
Exercised	(241,322)	34.11
Cancelled	(2,233)	41.36

Outstanding — March 31, 2008	433,638	$37.32	7.0	$29.1

Exercisable — March 31, 2008	209,270	$31.67	6.1	$15.2

No options were granted during the three months ended March 31, 2008 or 2007. The total fair value of stock options vested during the three months ended March 31, 2008 and 2007 was $2.1 million and $2.3 million, respectively. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model.
As of March 31, 2008, we had $1.2 million of unrecognized compensation cost related to outstanding unvested stock option awards, which is expected to be recognized over a weighted-average period of less than 1 year. The total intrinsic value of stock options exercised during the three months ended March 31, 2008 and 2007 was $16.9 million and $8.8 million, respectively.
Restricted Stock — Awards of restricted stock are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted stock. We have unearned compensation of $47.8 million and $25.9 million at March 31, 2008 and December 31, 2007, respectively, which is expected to be recognized over a weighted-average period of approximately 2 years. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total fair value of restricted shares and units vested during the three months ended March 31, 2008 and 2007 was $9.3 million and $6.3 million, respectively.
The following table summarizes information regarding restricted stock activity:

	Three Months Ended March 31,
		Weighted Average
		Grant-Date Fair
	Shares	Value
Number of unvested shares:
Outstanding — January 1, 2008	1,092,178	$47.87
Granted	286,300	100.63
Vested	(214,345)	43.18
Cancelled	(4,769)	50.36

Unvested restricted stock — March 31, 2008	1,159,364	$61.76

Unvested restricted stock outstanding as of March 31, 2008, includes 300,000 shares granted with performance-based vesting provisions. Performance-based restricted stock vests upon the achievement of performance targets, and is issuable in common shares. Our performance targets are based on our average annual return on net assets over a rolling three-year period as compared with the same measure for a defined peer group for the same period. Compensation expense is recognized over a 36-month cliff vesting period based on the fair market value of our common stock on the date of grant, as adjusted for anticipated forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets. Vesting provisions range from 0 to 600,000 shares based on pre-defined performance targets. As of March 31, 2008, we estimate vesting of 480,000 shares based on expected achievement of performance targets.

4. Derivative Instruments and Hedges
We enter into forward exchange contracts to manage our risks associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction. Our risk management and derivatives policy specifies the conditions under which we may enter into derivative contracts. At March 31, 2008 and December 31, 2007, we had $498.0 million and $464.9 million, respectively, of notional amount in outstanding forward exchange contracts with third parties. At March 31, 2008, the length of forward exchange contracts currently in place ranged from 1 day to 33 months.
The fair market value adjustments of our forward exchange contracts are recognized directly in our current period earnings. The fair value of these outstanding forward contracts at March 31, 2008 and December 31, 2007 was a net asset of $15.3 million and $6.6 million, respectively. Net gains from the changes in the fair value of these forward exchange contracts of $17.9 million and $0.3 million for the three months ended March 31, 2008 and 2007, respectively, are included in other income (expense), net in the condensed consolidated statements of income. The significant weakening of the United States (“U.S.”) Dollar exchange rate versus the Euro during the three months ended March 31, 2008 is the primary driver of the increase in net gains from the changes in fair value of forward exchange contracts.
Also as part of our risk management program, we enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. At March 31, 2008 and December 31, 2007, we had $375.0 million and $395.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties. At March 31, 2008, the maximum remaining length of any interest rate contract in place was approximately 30 months. The fair value of the interest rate swap agreements was a net liability of $9.4 million and $4.1 million at March 31, 2008 and December 31, 2007, respectively. Unrealized net losses from the changes in fair value of our interest rate swap agreements, net of reclassifications, of $3.3 million and $0.7 million, net of tax, for the three months ended March 31, 2008 and 2007, respectively, are included in other comprehensive income (expense).
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under forward exchange contracts and interest rate swap agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.
5. Fair Value of Financial Instruments
Our financial instruments, shown below, are presented at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models may be applied.
Beginning January 1, 2008, assets and liabilities recorded at fair value in our consolidated balance sheet are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Hierarchical levels, as defined by SFAS No. 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:
Level I — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
Level II — Inputs (other than quoted prices included in Level I) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.
Level III — Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.
An asset or a liability’s categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation.

The fair values of our financial instruments at March 31, 2008 were:

(Amounts in thousands)	Total	Level I	Level II	Level III
Derivative assets	$20,341	$—	$20,341	$—
Deferred compensation assets and other investments	8,267	—	—	8,267

Total assets	$28,608	$—	$20,341	$8,267

(Amounts in thousands)	Total	Level I	Level II	Level III
Derivative liabilities	$14,494	$—	$14,494	$—
Deferred compensation liabilities	3,953	—	—	3,953

Total liabilities	$18,447	$—	$14,494	$3,953

Our Level III inputs are assets and liabilities related to investments and deferred compensation arrangements. When quoted market prices are unavailable, varying valuation techniques are used that reflect our best estimates of the assumptions used by market participants. Common inputs in valuing these assets include securities trade prices, recently reported trades or broker quotes. The value of all Level III assets was $8.3 million and $9.9 million at March 31, 2008 and December 31, 2007, respectively. The value of all Level III liabilities was $4.0 million and $4.4 million at March 31, 2008 and December 31, 2007, respectively. Changes in these assets and liabilities and their related impact on our condensed consolidated statement of income for the three months ended March 31, 2008 were immaterial.
6. Debt
Debt, including capital lease obligations, consisted of:

	March 31,	December 31,
(Amounts in thousands)	2008	2007
Term Loan, interest rate of 4.28% in 2008 and 6.40% in 2007	$553,959	$555,379
Capital lease obligations and other (1)	8,803	2,597

Debt and capital lease obligations	562,762	557,976
Less amounts due within one year	12,878	7,181

Total debt due after one year	$549,884	$550,795

(1)
Capital lease obligations and other primarily reflects an increase of $5.8 million in debt, primarily short-term, as a result of our acquisition of the remaining 50% interest in Niigata, as discussed in Note 2.

Credit Facilities
Our credit facilities, as amended, are comprised of a $600.0 million term loan expiring on August 10, 2012 and a $400.0 million revolving line of credit, which can be utilized to provide up to $300.0 million in letters of credit, expiring on August 12, 2012. We hereinafter refer to these credit facilities collectively as our Credit Facilities. At both March 31, 2008 and December 31, 2007, we had no amounts outstanding under the revolving line of credit. We had outstanding letters of credit of $126.4 million and $115.1 million at March 31, 2008 and December 31, 2007, respectively, which reduced borrowing capacity to $273.6 million and $284.9 million, respectively.
Borrowings under our Credit Facilities bear interest at a rate equal to, at our option, either (1) the base rate (which is based on the greater of the prime rate most recently announced by the administrative agent under our Credit Facilities or the Federal Funds rate plus 0.50%) or (2) London Interbank Offered Rate (“LIBOR”) plus an applicable margin determined by reference to the ratio of our total debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), which as of March 31, 2008 was 0.875% and 1.50% for borrowings under our revolving line of credit and term loan, respectively.
We may prepay loans under our Credit Facilities in whole or in part, without premium or penalty. During the three months ended March 31, 2008, we made scheduled repayments under our Credit Facilities of $1.4 million. We have scheduled repayments under our Credit Facilities of $1.4 million due in the each of the next four quarters.

European Letter of Credit Facility
On September 14, 2007, we entered into an unsecured European Letter of Credit Facility (“European LOC”) to issue letters of credit in an aggregate face amount not to exceed €150.0 million at any time, with an initial commitment of €80.0 million. The aggregate commitment of the European LOC may be increased up to €150.0 million as may be agreed among the parties, and may be decreased by us at our option without any premium, fee or penalty. The European LOC is used for contingent obligations solely in respect of surety and performance bonds, bank guarantees and similar obligations. We had outstanding letters of credit drawn on the European LOC of €50.5 million ($79.2 million) and €35.0 million ($51.1 million) as of March 31, 2008 and December 31, 2007, respectively. We will pay certain fees for the letters of credit written against the European LOC based upon the ratio of our total debt to consolidated EBITDA. As of March 31, 2008 the annual fees equaled 0.5% plus a fronting fee of 0.1%.
7. Factoring of Accounts Receivable
Through our European subsidiaries, we engage in non-recourse factoring of certain accounts receivable. The various agreements have different terms, including options for renewal and mutual termination clauses. Our Credit Facilities, which are described in Note 6 above, limit factoring volume to $75.0 million at any given point in time as defined by our Credit Facilities. In the aggregate, the cash received from factored receivables outstanding at March 31, 2008 and December 31, 2007 totaled $25.1 million and $63.9 million, respectively, which represent the factor’s purchase of $28.6 million and $68.4 million of our receivables, respectively.
During the fourth quarter of 2007, we gave notice of our intent to terminate our major factoring facilities during 2008. We plan to terminate all factoring agreements by the end of 2008, which accounts for the decreased utilization of accounts receivable factoring noted above.
8. Inventories
Inventories are stated at lower of cost or market. Cost is determined by the first-in, first-out method. Inventories, net consisted of the following:

	March 31,	December 31,
(Amounts in thousands)	2008	2007
Raw materials	$250,188	$221,265
Work in process	653,554	499,656
Finished goods	272,448	246,832
Less: Progress billings	(256,322)	(223,980)
Less: Excess and obsolete reserve	(65,987)	(63,574)

Inventories, net	$853,881	$680,199

9. Equity Method Investments
Summarized below is combined income statement information, based on the most recent financial information, for investments in entities we account for using the equity method:

	Three Months Ended March 31,
(Amounts in thousands)	2008 (1)	2007
Revenues	$110,339	$99,687
Gross profit	32,917	28,858
Income before provision for income taxes	22,551	19,451
Provision for income taxes	(6,576)	(6,467)

Net income	$15,975	$12,984

(1)
As discussed in Note 2, effective March 1, 2008, we purchased the remaining 50% interest in Niigata, resulting in the full consolidation of Niigata as of that date. Prior to this transaction, our 50% interest was recorded using the equity method of accounting. As a result, Niigata’s income statement information presented herein includes only the first two months of 2008.

The provision for income taxes is based on the tax laws and rates in the countries in which our investees operate. The tax jurisdictions vary not only by their nominal rates, but also by the allowability of deductions, credits and other benefits. Our share of net income is reflected in our condensed consolidated statements of income.
10. Earnings Per Share
Basic and diluted earnings per weighted average share outstanding were calculated as follows:

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2008	2007
Net earnings	$88,065	$33,614

Denominator for basic earnings per share — weighted average shares	56,840	56,206
Effect of potentially dilutive securities	748	865

Denominator for diluted earnings per share — weighted average shares	57,588	57,071

Earnings per share:
Basic	$1.55	$0.60
Diluted	1.53	0.59
For the three months ended both March 31, 2008 and 2007, we had no options to purchase common stock that were excluded from the computations of potentially dilutive securities. For the three months ended March 31, 2008 and 2007, we had approximately 1,000 and 0 restricted shares that were excluded from the computations of potentially dilutive securities.
11. Legal Matters and Contingencies
Asbestos — Related Claims
We are a defendant in a large number of pending lawsuits (which include, in many cases, multiple claimants) that seek to recover damages for personal injury allegedly caused by exposure to asbestos-containing products manufactured and/or distributed by us in the past. While the aggregate number of asbestos-related claims against us has declined in recent years, there can be no assurance that this trend will continue. Asbestos-containing materials incorporated into any such products was encapsulated and used only as components of process equipment, and we do not believe that any significant emission of asbestos fibers occurred during the use of this equipment. We believe that a high percentage of the claims are covered by applicable insurance or indemnities from other companies.
Shareholder Litigation — Appeal of Dismissed Class Action Case; Derivative Case Dismissals.
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

The plaintiff sought on our behalf an unspecified amount of damages, injunctive relief and/or the imposition of a constructive trust on defendants’ assets, disgorgement of compensation, profits or other benefits received by the defendants from us and recovery of attorneys’ fees and costs. We filed a motion seeking dismissal of the case, and the court thereafter ordered the plaintiffs to replead. On October 11, 2007, the plaintiffs filed an amended petition adding new claims against the following additional defendants: Kathy Giddings, our former Vice-President and Corporate Controller; Bernard G. Rethore, our former Chairman and Chief Executive Officer; Banc of America Securities, LLC and Credit Suisse First Boston, LLC, which served as underwriters for our public stock offerings in November 2001 and April 2002, and PricewaterhouseCoopers, LLP, our independent registered public accounting firm. On April 2, 2008, the lawsuit was dismissed by the Court without prejudice at the request of the plaintiffs.
On March 14, 2006, a shareholder derivative lawsuit was filed purportedly on our behalf in federal court in the Northern District of Texas. The lawsuit named as defendants Mr. Greer, Ms. Hornbaker, and former and current board members Mr. Coble, Mr. Haymaker, Mr. Lewis M. Kling, Mr. Rusnack, Mr. Johnston, Mr. Rampacek, Mr. Sheehan, Ms. Harris, Mr. Rollans and Mr. Bartlett. We were named as a nominal defendant. Based primarily on certain of the purported misstatements alleged in the above-described federal securities case, the plaintiff asserted claims against the defendants for breaches of fiduciary duty. The plaintiff alleged that the purported breaches of fiduciary duty occurred between 2000 and 2004. The plaintiff sought on our behalf an unspecified amount of damages, disgorgement by Mr. Greer and Ms. Hornbaker of salaries, bonuses, restricted stock and stock options, and recovery of attorneys’ fees and costs. Pursuant to a motion filed by us, the federal court dismissed that case on March 14, 2007, primarily on the basis that the case was not properly filed in federal court. On or about March 27, 2007, the same plaintiff re-filed essentially the same lawsuit naming the same defendants in the Supreme Court of the State of New York. We strongly believed that this new lawsuit was improperly filed in the Supreme Court of the State of New York and filed a motion seeking dismissal of the case. On January 2, 2008, the Court entered an order granting our motion to dismiss all claims and allowed the plaintiffs an opportunity to replead. A notice of entry of the dismissal order was served on the plaintiffs on January 15, 2008. The plaintiffs have neither filed an amended complaint nor appealed the dismissal order to date.
United Nations Oil-for-Food Program
We have resolved investigations by the Securities and Exchange Commission (“SEC”) and the Department of Justice (“DOJ”) relating to products that two of our foreign subsidiaries delivered to Iraq from 1996 through 2003 under the United Nations Oil-for-Food Program. These two foreign subsidiaries have also been contacted by governmental authorities in their respective countries, the Netherlands and France, concerning their involvement in the United Nations Oil-for-Food Program. We engaged outside counsel in February 2006 to conduct an investigation of our foreign subsidiaries’ participation in the United Nations Oil-for-Food program. The outside counsels’ investigation have found evidence that, during the years 2001 through 2003, certain non-U.S. personnel at the two foreign subsidiaries authorized payments in connection with certain of our product sales under the United Nations Oil-for-Food Program totaling approximately €600,000, which were subsequently deposited by third parties into Iraqi-controlled bank accounts. These payments were not authorized under the United Nations Oil-for-Food Program and were not properly documented in the foreign subsidiaries’ accounting records, but were expensed as paid.
We negotiated a settlement with the SEC in which, without admitting or denying the SEC’s allegations, we: (i) entered into a stipulated judgment enjoining us from future violations of the internal control and recordkeeping provisions of the federal securities laws, (ii) paid disgorgement of $2,720,861 plus prejudgment interest of $853,364 and (iii) paid a civil money penalty of $3 million.
Separately, we negotiated a resolution with DOJ. The resolution results in a deferred prosecution agreement under which we paid a monetary penalty of $4,000,000.
We also believe that the Dutch investigation has effectively concluded and will be resolved with the Dutch subsidiary paying a penalty of approximately €265,000. We understand the French investigation is still ongoing. Accordingly we cannot predict the outcome of the French investigation at this time.
We recorded expenses of approximately $11 million during 2007 for case resolution costs and related legal fees in the foregoing “Oil-for-Food” cases. We currently do not expect to incur further case resolution costs in this matter; however, if the French authorities take enforcement action against us with regard to its investigation, we may be subject to additional monetary and non-monetary penalties.
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

Export Compliance
In March 2006, we initiated a voluntary process to determine our compliance posture with respect to U.S. export control and economic sanctions laws and regulations. Upon initial investigation, it appeared that some product transactions and technology transfers were not handled in full compliance with U.S. export control laws and regulations. As a result, in conjunction with outside counsel, we are currently involved in a voluntary systematic process to conduct further review, validation and voluntary disclosure of apparent export violations discovered as part of this review process. We have substantially completed the site visits scheduled as part of this voluntary disclosure process, but currently believe the overall process will not be complete and the results of site visits will not be fully analyzed until the end of 2008, given the complexity of the export laws and the current global scope of the investigation. Any apparent violations of U.S. export control laws and regulations that are identified, confirmed and disclosed to the U.S. government may result in civil or criminal penalties, including fines and/or other penalties. Although companies making voluntary export disclosures have historically received reduced penalties and certain mitigating credits, legislation enacted on October 16, 2007 increased the maximum civil penalty for certain export control violations (assessed on a per-shipment basis) to the greater of $250,000 or twice the value of the transaction. While the Department of Commerce has stated that companies which had initiated voluntary self-disclosures prior to the enactment of this legislation generally would not be subjected to enhanced penalties retroactively, we are unable to determine at this time how other U.S. government agencies will apply this enhanced penalty legislation. Because our review into this issue is ongoing, we are currently unable to definitively determine the full extent of any apparent violations or the nature or total amount of penalties to which we might be subject to in the future. Given that the resolution of this matter is uncertain at this time, we cannot currently predict whether the final resolution of this matter will have a material adverse effect on our business, including our ability to do business outside the U.S., our financial condition or our results of operations.
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

12. Retirement and Postretirement Benefits
Components of the net periodic cost for retirement and postretirement benefits for the three months ended March 31, 2008 and 2007 were as follows:

	U.S.		Non-U.S.		Postretirement
	Defined Benefit Plans		Defined Benefit Plans		Medical Benefits
(Amounts in millions)	2008	2007	2008	2007	2008	2007
Service cost	$4.4	$3.7	$0.9	$1.0	$—	$—
Interest cost	4.4	4.1	3.5	2.9	0.9	1.0
Expected return on plan assets	(4.7)	(4.3)	(1.4)	(1.8)	—	—
Amortization of unrecognized net loss	1.1	1.4	0.1	0.4	—	0.3
Amortization of prior service benefit	(0.3)	(0.3)	—	—	(0.6)	(1.1)

Net periodic cost recognized	$4.9	$4.6	$3.1	$2.5	$0.3	$0.2

See additional discussion of our retirement and postretirement benefits in Note 12 to our consolidated financial statements included in our 2007 Annual Report.
13. Shareholders’ Equity
We declared and accrued cash dividends of $0.25 and $0.15 per share during the three months ended March 31, 2008 and 2007, respectively. These dividends were paid in April 2008 and 2007, respectively.
On February 26, 2008 our Board of Directors authorized a program to repurchase up to $300.0 million of our outstanding common stock over an unspecified time period. The program is expected to commence in the second quarter of 2008.
14. Income Taxes
For the three months ended March 31, 2008, we earned $125.2 million before taxes and provided for income taxes of $37.1 million, resulting in an effective tax rate of 29.6%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended March 31, 2008 primarily due to the net impact of foreign operations.
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
As of March 31, 2008, the amount of unrecognized tax benefits has increased by $5.2 million from January 1, 2007 due primarily to currency translation adjustments. With limited exception, we are no longer subject to U.S. federal, state and local income tax audits for years through 2002 or non-U.S. income tax audits for years through 2001. We are currently under examination for various years in Italy, Canada, Venezuela and Argentina.
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

15. Segment Information
We are principally engaged in the worldwide design, manufacture, distribution and service of industrial flow management equipment. We provide pumps, valves and mechanical seals primarily for the oil and gas, chemical, power, water and other industries requiring flow management products.
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
Three Months Ended March 31, 2008

				Subtotal –
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in thousands)	Pump	Control	Solutions	Segments	All Other	Total
Sales to external customers	$560,536	$298,801	$132,604	$991,941	$1,378	$993,319
Intersegment sales	576	1,517	17,990	20,083	(20,083)	—
Segment operating income	78,373	43,199	26,339	147,911	(29,221)	118,690
Three Months Ended March 31, 2007

				Subtotal –
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in thousands)	Pump	Control	Solutions	Segments	All Other	Total
Sales to external customers	$418,229	$267,573	$116,516	$802,318	$1,082	$803,400
Intersegment sales	441	1,057	12,663	14,161	(14,161)	—
Segment operating income	41,736	36,391	25,128	103,255	(35,833)	67,422

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements, and notes thereto, and the other financial data included elsewhere in this Quarterly Report. The following discussion should also be read in conjunction with our audited consolidated financial statements, and notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2007 Annual Report.
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
We experienced favorable conditions in 2007 in all of our focus industries, especially oil and gas, which has continued through the first three months of 2008. Market pricing for crude oil and natural gas, in particular, has supported increased capital investment in the oil and gas market, resulting in many new projects and expansion opportunities, much of which is in the developing areas of the world where new oil and gas reserves are under development. We have seen an increase in investment in complex recovery reserves such as tar sands, deepwater and heavy oil where our products are well positioned. We believe the outlook for our business remains favorable; however, we believe that oil and gas prices will fluctuate in the future and such volatility could have a negative impact on our business in some or all of the geographical areas in which we conduct business.
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
We currently employ approximately 15,000 employees in more than 55 countries who are focused on executing our key strategic objectives across the globe. We continue to build on our geographic breadth through the implementation of additional Quick Response Centers (“QRCs”) with the goal to be positioned as near to our customers as possible for service and support in order to capture this important aftermarket business. Along with ensuring that we have the local capability to sell, install and service our equipment in remote regions, it becomes equally imperative to continuously improve our global operations. Our global supply chain capability is being expanded to meet global customer demands and ensure the quality and timely delivery of our products. Significant efforts are underway to reduce the supply base and drive processes across our divisions to find areas of synergy and cost reduction. In addition, we are improving our supply chain management capability to ensure it can meet global customer demands. We continue to focus on improving on-time delivery and quality, while reducing warranty costs as a percentage of sales across our global operations through a focused Continuous Improvement Process (“CIP”) initiative. The goal of the CIP and lean manufacturing initiatives are to maximize service fulfillment to customers through on-time delivery, reduced cycle time and quality at the highest internal productivity. These programs are a key factor in our margin expansion plans.
RESULTS OF OPERATIONS — Three months ended March 31, 2008 and 2007
As discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, FPD acquired the remaining 50% interest in Niigata, a Japanese manufacturer of pumps and other rotating equipment, effective March 1, 2008, for $2.4 million in cash. The incremental interest acquired was accounted for as a step acquisition and Niigata’s results of operations have been consolidated since the date of acquisition. Prior to this transaction, our 50% interest in Niigata was recorded using the equity method of accounting. No pro forma information has been provided due to immateriality.

Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended March 31,
(Amounts in millions)	2008	2007
Bookings	$1,429.3	$1,088.8
Sales	993.3	803.4
We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacture, service or support. Bookings for the three months ended March 31, 2008 increased by $340.5 million, or 31.3%, as compared with the same period in 2007. The increase includes currency benefits of approximately $107 million. The increase is attributable to strength in the oil and gas and chemical markets across all of our divisions, growth in the power market, especially for FPD and FCD and growth in the water market, primarily in FPD.
Sales for the three months ended March 31, 2008 increased by $189.9 million, or 23.6%, as compared with the same period in 2007. The increase includes currency benefits of approximately $70 million. The increase is attributable to increased sales in the oil and gas industry across all of our divisions, increased throughput, increased prices across all divisions and increased sales into the power market by FCD. Net sales to international customers, including export sales from the U.S., were approximately 66% of consolidated sales for the three months ended March 31, 2008 compared with approximately 64% for the same period in 2007.
Backlog represents the value of aggregate uncompleted customer orders. Backlog of $2.9 billion at March 31, 2008 increased by $615.1 million, or 27.0%, as compared with December 31, 2007. Currency effects provided an increase of approximately $90 million, and the acquisition of Niigata contributed $92.1 million in backlog. The remainder of the increase reflects an increase in orders for large engineered products, which naturally have longer lead times.
Gross Profit and Gross Profit Margin

	Three Months Ended March 31,
(Amounts in millions)	2008	2007
Gross profit	$345.8	$265.5
Gross profit margin	34.8%	33.0%
Gross profit for the three months ended March 31, 2008 increased by $80.3 million, or 30.2%, as compared with the same period in 2007. Gross profit margin for the three months ended March 31, 2008 of 34.8% increased from 33.0% for the same period in 2007. The increase is primarily attributable to an approximate 26% increase in sales of aftermarket products, most notably in FPD, as compared with an approximate 21% increase in sales of original equipment attributable to all divisions. Aftermarket products generally carry a higher margin than original equipment. The increase is also attributable to increased sales in all of our divisions, which favorably impacts our absorption of fixed costs, price increases and cost savings achieved through our CIP and supply chain initiatives.
Selling, General and Administrative Expense (“SG&A”)

	Three Months Ended March 31,
(Amounts in millions)	2008	2007
SG&A expense	$233.1	$203.6
SG&A expense as a percentage of sales	23.5%	25.3%
SG&A for the three months ended March 31, 2008 increased by $29.5 million, or 14.5%, as compared with the same period in 2007. Currency effects yielded an increase of approximately $12 million. The increase in SG&A is primarily attributable to a $18.0 million increase in selling and marketing-related expenses in support of increased bookings and sales and overall business growth and a $14.4 million increase in other employees’ related costs due to annual merit increases, increased equity compensation arising from improved performance and a higher stock price and annual and long-term incentive compensation plans. SG&A as a percentage of sales for the three months ended March 31, 2008 improved 180 basis points as compared with the same period in 2007. The improvement is primarily attributable to leverage from higher sales, as well as ongoing efforts to contain costs.

Net Earnings from Affiliates

	Three Months Ended March 31,
(Amounts in millions)	2008	2007
Net earnings from affiliates	$6.0	$5.5
Net earnings from affiliates for the three months ended March 31, 2008 increased by $0.5 million, or 9.1%, as compared with the same period in 2007. Net earnings from affiliates represents our joint venture interests in Asia Pacific and the Middle East. The improvement in earnings is primarily attributable to an FCD joint venture in India, which is experiencing growth in the oil and gas market in the Middle East.
As discussed above, effective March 1, 2008, we purchased the remaining 50% interest in Niigata, resulting in the full consolidation of Niigata as of that date. Prior to this transaction, our 50% interest was recorded using the equity method of accounting, resulting in only two months of equity earnings from Niigata included herein.
Operating Income and Operating Margin

	Three Months Ended March 31,
(Amounts in millions)	2008	2007
Operating income	$118.7	$67.4
Operating margin	11.9%	8.4%
Operating income for the three months ended March 31, 2008 increased by $51.3 million, or 76.1%, as compared with the same period in 2007. The increase includes currency benefits of approximately $13 million. The increase is primarily a result of the $80.3 million increase in gross profit, partially offset by the $29.5 million increase in SG&A, as discussed above. Operating margin increased 350 basis points, due to improved gross profit and the decline in SG&A as a percentage of sales, as discussed above.
Interest Expense and Interest Income

	Three Months Ended March 31,
(Amounts in millions)	2008	2007
Interest expense	$(12.9)	$(14.1)
Interest income	2.9	1.1
Interest expense for the three months ended March 31, 2008 decreased by $1.2 million, as compared with the same period in 2007. The decrease is primarily attributable to a decrease in the average interest rate, as well as a decrease in the average debt outstanding during the period. Approximately 67% of our debt was at fixed rates at March 31, 2008, including the effects of $375.0 million of notional interest rate swaps.
Interest income for the three months ended March 31, 2008 increased by $1.8 million, as compared with the same period in 2007. The increase is primarily attributable to a significantly higher average cash balance.
Other Income (Expense), net

	Three Months Ended March 31,
(Amounts in millions)	2008	2007
Other (expense) income, net	$16.5	$(1.4)
Other income (expense), net in 2008 increased by $17.9 million to income of $16.5 million as compared with 2007, primarily due to a $17.6 million increase in gains on forward exchange contracts due to the continued weakening of the U.S. Dollar exchange rate versus the Euro. The increase is also attributable to a $3.4 million gain on the bargain purchase of the remaining 50% interest in Niigata, as discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report.

Tax Expense and Tax Rate

	Three Months Ended March 31,
(Amounts in millions)	2008	2007
Provision for income tax	$37.1	$19.4
Effective tax rate	29.6%	36.6%
Our effective tax rate of 29.6% for the three months ended March 31, 2008 decreased from 36.6% for the same period in 2007. The decrease is primarily due to the net impact of foreign operations.
Other Comprehensive Income

	Three Months Ended March 31,
(Amounts in millions)	2008	2007
Other comprehensive income	$29.9	$4.4
Other comprehensive income for the three months ended March 31, 2008 increased by $25.5 million as compared with the same period in 2007. The increase primarily reflects continued weakening of the U.S. Dollar exchange rate versus the Euro, which was more significant during the three months ended March 31, 2008 as compared with the same period in 2007, resulting in a more significant impact on currency translation adjustments. This increase was slightly offset by a decline in hedging results.
Business Segments
We conduct our business through three business segments that represent our major product types:
•	FPD for engineered pumps, industrial pumps and related services;

•	FCD for industrial valves, manual valves, control valves, nuclear valves, valve actuators and related services; and

•	FSD for precision mechanical seals and related services.
We evaluate segment performance and allocate resources based on each segment’s operating income. See Note 15 to our condensed consolidated financial statements included in this Quarterly Report for further discussion of our segments. The key operating results for our three business segments, FPD, FCD and FSD are discussed below.
Flowserve Pump Division
Through FPD, we design, manufacture, distribute and service engineered and industrial pumps and pump systems and submersible motors (collectively referred to as “original equipment” or “OE”). FPD also manufactures replacement parts and related equipment, and provides a full array of support services (collectively referred to as “aftermarket”). FPD has 29 manufacturing facilities worldwide, of which eight are located in North America, 11 in Europe, four in Latin America and six in Asia. FPD also has 77 service centers, including those co-located in a manufacturing facility, in 24 countries. We believe that we are the largest pump manufacturer serving the oil and gas, chemical and power generation industries, and the third largest pump manufacturer overall.
As discussed above and in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, FPD acquired the remaining 50% interest in Niigata, a Japanese manufacturer of pumps and other rotating equipment, effective March 1, 2008, for $2.4 million in cash. The incremental interest acquired was accounted for as a step acquisition and Niigata’s results of operations have been consolidated since the date of acquisition. Prior to this transaction, our 50% interest in Niigata was recorded using the equity method of accounting.

	Three Months Ended March 31,
(Amounts in millions)	2008	2007
Bookings	$890.2	$658.2
Sales	561.1	418.7
Gross profit	174.6	117.0
Gross profit margin	31.1%	27.9%
Operating income	78.4	41.7
Operating margin	14.0%	10.0%
Bookings for the three months ended March 31, 2008 increased by $232.0 million, or 35.2%, as compared with the same period in 2007. The increase includes currency benefits of approximately $71 million, and bookings provided by Niigata of $9.3 million. Bookings for original equipment increased approximately 44% and represented more than 80% of the total bookings increase. Aftermarket bookings increased approximately 19%. Overall original equipment bookings strength was driven by the power, water and general industries. Overall aftermarket bookings were driven by the oil and gas, power and chemical industries. Europe, the Middle East and Africa (“EMA”) and North America bookings increased $151.6 million (including currency benefits of approximately $60 million) and $50.8 million, respectively. The bookings growth in EMA was primarily driven by higher aftermarket bookings and more moderately by original equipment. North American bookings were driven higher primarily by original equipment bookings.
Sales for the three months ended March 31, 2008 increased by $142.4 million, or 34.0%, as compared with the same period in 2007. The increase includes currency benefits of approximately $43 million, and sales provided by Niigata of $9.1 million. EMA and North American sales increased $88.7 million (including currency benefits of approximately $33 million), and $29.2 million, respectively. Both original equipment and aftermarket sales show continued strength, increasing approximately 32% and 36%, respectively, compared with the same period in 2007. The primary driver of this improvement has been the continued strength of the oil and gas industry over the past year. The increase is also attributable to increased throughput, resulting from capacity expansion, and price increases implemented in 2007.
Gross profit for the three months ended March 31, 2008 increased by $57.6 million, or 49.2%, as compared with the same period in 2007, and includes gross profit attributable to Niigata of $2.9 million. Gross profit margin for the three months ended March 31, 2008 of 31.1% increased from 27.9% for the same period in 2007. While both original equipment and aftermarket sales increased, aftermarket sales growth exceeded that of original equipment during the period, as a result of our end-user strategy. As a result, original equipment sales declined to 57% of total sales as compared with 58% of total sales for the same period in 2007. Aftermarket generally carries a higher margin than original equipment. The increase is also attributable to improved capacity utilization, absorption of fixed manufacturing costs resulting from higher sales and price increases implemented in 2007.
Operating income for the three months ended March 31, 2008 increased by $36.7 million, or 88.0%, as compared with the same period in 2007. The increase includes currency benefits of approximately $7 million. The increase was due primarily to increased gross profit of $57.6 million, partially offset by a $19.7 million increase in SG&A primarily related to increased selling and marketing-related expenses in support of increased bookings and sales.
Backlog of $2.3 billion at March 31, 2008 increased by $493.8 million, or 27.8%, as compared with December 31, 2007. Currency effects provided an increase of approximately $73 million, and the acquisition of Niigata contributed $92.1 million in backlog. Backlog growth is primarily a result of an extended period of bookings growth combined with longer supplier and customer lead times and growth in the size of projects.
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

	Three Months Ended March 31,
(Amounts in millions)	2008	2007
Bookings	$389.8	$309.1
Sales	300.3	268.6
Gross profit	106.2	93.0
Gross profit margin	35.4%	34.6%
Operating income	43.2	36.4
Operating margin	14.4%	13.5%
Bookings for the three months ended March 31, 2008 increased $80.7 million, or 26.1%, as compared with the same period in 2007. This increase includes currency benefits of approximately $26 million. The growth in bookings is primarily attributable to continued strength in all our key markets. Bookings in the U.S. and China increased approximately $18 million and $30 million, respectively, driven by the chemical and power markets, which include coal gasification, acetic acid and nuclear power projects. Additionally, the oil and gas markets show solid growth in EMA, and the emerging pulp and paper business continues to show steady growth.
Sales for the three months ended March 31, 2008 increased $31.7 million, or 11.8%, as compared with the same period in 2007. This increase includes currency benefits of approximately $19 million. Sales in the U.S. increased approximately $8 million, which was driven by strength in the power market. Sales in EMA increased approximately $19 million, and were driven by the oil and gas market. Other notable improvements were realized in the nuclear power market related to the spare parts orders in North America and control valve sales to the pulp and paper industry.
Gross profit for the three months ended March 31, 2008 increased by $13.2 million, or 14.2%, as compared with the same period in 2007. Gross profit margin for the three months ended March 31, 2008 of 35.4% increased from 34.6% for the same period in 2007. This improvement reflects price increases implemented in 2007, higher sales volumes which favorably impact our absorption of fixed costs and our implementation of various CIP and supply chain initiatives. Partially offsetting these gains were the inflation in our materials and conversion costs and a higher percentage of project sales, which typically carry lower margins.
Operating income for the three months ended March 31, 2008 increased by $6.8 million, or 18.7%, as compared with the same period in 2007. This increase includes currency benefits of approximately $3 million. The increase is principally attributable to $13.2 million improvement in gross profit, offset in part by higher SG&A, which increased $8.2 million (including negative currency effects of approximately $4 million) as compared with the same period in 2007. Increased SG&A is primarily due to $4.3 million in higher selling costs and $1.6 million in increased research and development costs. Partially offsetting these cost increases is a $1.8 million increase in equity income generated by our joint venture in India, which is driven by growth in the oil and gas markets in the Middle East.
Backlog of $518.6 million at March 31, 2008 increased by $103.9 million, or 25.1%, as compared with December 31, 2007. This increase includes currency benefits of approximately $14 million. The increase in backlog is primarily attributable to larger project business with longer lead times.
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

	Three Months Ended March 31,
(Amounts in millions)	2008	2007
Bookings	$171.3	$140.6
Sales	150.6	129.2
Gross profit	66.0	57.2
Gross profit margin	43.8%	44.3%
Operating income	26.3	25.1
Operating margin	17.5%	19.5%
Bookings for the three months ended March 31, 2008 increased by $30.7 million, or 21.8%, as compared with the same period in 2007. This increase includes currency benefits of approximately $10 million. The increase is due primarily to a $28.7 million increase in customer bookings, which is primarily attributable to increased original equipment bookings in EMA, North America and Latin America, as well as a $1.9 million increase in interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above). The oil and gas and chemical markets continue to be our strongest markets.
Sales for the three months ended March 31, 2008 increased by $21.4 million, or 16.6%, as compared with the same period in 2007. This increase includes currency benefits of approximately $8 million. The increase is due primarily to a $16.1 million increase in customer sales, which is primarily attributable to EMA, where growth in the oil and gas and chemical markets have provided solid bookings and sales, as well as a $5.3 million increase in interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above).
Gross profit for the three months ended March 31, 2008 increased by $8.8 million, or 15.4%, as compared with the same period in 2007. Gross profit margin for the three months ended March 31, 2008 of 43.8% decreased from 44.3% for the same period in 2007. A sales mix shift to lower margin original equipment business in EMA, Latin America and Asia, which negatively impacted gross margins, was partially offset by a price increase in mid-2007, improved absorption of fixed manufacturing costs resulting from higher sales and the impact of cost savings initiatives.
Operating income for the three months ended March 31, 2008 increased by $1.2 million, or 4.8%, as compared with the same period in 2007. This increase includes currency benefits of $2 million. The increase is due to the $8.8 million increase in gross profit mentioned above, partially offset by a $7.5 million increase in SG&A (including negative currency effects of approximately $2 million) due primarily to continued investment in our global engineering and sales teams and increases in infrastructure to support the global growth of our business.
Backlog of $133.8 million at March 31, 2008 increased by $24.4 million, or 22.3%, as compared with December 31, 2007. The increase includes currency benefits of approximately $3 million. Backlog at March 31, 2008 and December 31, 2007 includes $24.9 million and $18.1 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above). Backlog growth is primarily a result of growth in original equipment bookings with longer lead times. Capacity expansions were completed in 2007, and additional capacity expansions continued through the first three months of 2008 to support increased throughput in all regions.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis

	Three Months Ended March 31,
(Amounts in millions)	2008	2007
Net cash flows used by operating activities	$(172.4)	$(73.8)
Net cash flows used by investing activities	(13.1)	(21.5)
Net cash flows provided by financing activities	7.1	65.8
Existing cash, cash generated by operations and borrowings available under our existing revolving credit facility are our primary sources of short-term liquidity. Our cash balance at March 31, 2008 was $197.9 million, as compared with $370.6 million at December 31, 2007.
The cash flows used by operating activities for the first three months of 2008 primarily reflect a $54.5 million increase in net income, offset by a $138.1 million decrease in cash flows from working capital, particularly due to higher inventory of $108.9 million, especially project-related inventory required to support future shipments of products in backlog, higher accounts receivable of $80.9 million resulting primarily from increased sales and a $39.8 million reduction in factored receivables, as well as a decrease in accounts payable. During the three months ended March 31, 2008, we made no contributions to our U.S. pension plan. However, we expect to contribute approximately $50 million during the second quarter of 2008.

Our goal for days’ sales receivables outstanding (“DSO”) is 60 days. As of March 31, 2008, we achieved a DSO of 71 days as compared with 65 days as of March 31, 2007. The increase in DSO is partially attributable to the termination of our major factoring agreements, as discussed below in “Accounts Receivable Factoring” and in Note 7 to our condensed consolidated financial statements included in this Quarterly Report. For reference purposes based on 2008 sales, an improvement of one day could provide approximately $11 million in cash flow. Increases in inventory used $108.9 million of cash flow for the three months ended March 31, 2008 compared with $76.0 million for the same period in 2007. Inventory turns were 3.0 times as of March 31, 2008, compared with 3.4 times as of March 31, 2007, reflecting the increase in inventory, partially offset by the increase in sales. Our calculation of inventory turns does not reflect the impact of advanced cash received from our customers. For reference purposes based on 2008 data, an improvement of one turn could yield approximately $212 million in cash flow.
Cash flows used by investing activities during the three months ended March 31, 2008 were $13.1 million, as compared with $21.5 million for the same period in 2007. Capital expenditures during the three months ended March 31, 2008 were $14.3 million, a decrease of $8.2 million as compared with the same period in 2007.
Cash flows provided by financing activities during the three months ended March 31, 2008 were $7.1 million, as compared with $65.8 million for the same period in 2007. Cash inflows in 2008 resulted primarily from $8.2 million in exercise of stock options, and were offset by outflows for the payment of $8.6 million in dividends. Cash inflows in 2007 were due primarily to $85.0 million in borrowings under our revolving line of credit. The borrowings were used primarily to fund increased working capital needs, share repurchases and increased capital spending. Cash outflows in 2007 include repurchase of common shares for $30.6 million.
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
On February 26, 2008 our Board of Directors authorized a program to repurchase up to $300.0 million of our outstanding common stock over an unspecified time period. The program is expected to commence in the second quarter of 2008.
On February 26, 2008 our Board of Directors increased our quarterly cash dividend to $0.25 per share. We declared cash dividends of $0.25 and $0.15 per share during the three months ended March 31, 2008 and 2007, respectively, which were paid in April 2008 and 2007, respectively. While we currently intend to pay regular quarterly dividends in the foreseeable future, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on its assessment of our financial condition and business outlook at the applicable time.
Acquisitions and Dispositions
We regularly evaluate acquisition opportunities of various sizes. The cost and terms of any financing to be raised in conjunction with any acquisition, including our ability to raise economical capital, is a critical consideration in any such evaluation.
As discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, we acquired the remaining 50% interest in Niigata, effective March 1, 2008, for $2.4 million in cash.
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
Capital Expenditures
Capital expenditures were $14.3 million for the three months ended March 31, 2008 compared with $22.4 million for the same period in 2007. Capital expenditures in 2008 and 2007 have focused on capacity expansion, enterprise resource planning application upgrades, information technology infrastructure and cost reduction opportunities. For the full year 2008, our capital expenditures are expected to be between approximately $115 million and $125 million. Certain of our facilities may face capacity constraints in the foreseeable future, which may lead to higher capital expenditure levels.

Financing
Credit Facilities
Our credit facilities, as amended, are comprised of a $600.0 million term loan expiring on August 10, 2012 and a $400.0 million revolving line of credit, which can be utilized to provide up to $300.0 million in letters of credit, expiring on August 12, 2012. We hereinafter refer to these credit facilities collectively as our Credit Facilities. At both March 31, 2008 and December 31, 2007, we had no amounts outstanding under the revolving line of credit. We had outstanding letters of credit of $126.4 million and $115.1 million at March 31, 2008 and December 31, 2007, respectively, which reduced borrowing capacity to $273.6 million and $284.9 million, respectively.
Borrowings under our Credit Facilities bear interest at a rate equal to, at our option, either (1) the base rate (which is based on the greater of the prime rate most recently announced by the administrative agent under our Credit Facilities or the Federal Funds rate plus 0.50%) or (2) London Interbank Offered Rate (“LIBOR”) plus an applicable margin determined by reference to the ratio of our total debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), which as of March 31, 2008 was 0.875% and 1.50% for borrowings under our revolving line of credit and term loan, respectively.
We may prepay loans under our Credit Facilities in whole or in part, without premium or penalty. During the three months ended March 31, 2008, we made scheduled repayments under our Credit Facilities of $1.4 million. We have scheduled repayments of $1.4 million due in the each of the next four quarters.
As discussed in Note 6, our debt increased $5.8 million as a result of our acquisition of the remaining 50% of Niigata, which was effective on March 1, 2008. We have scheduled repayments related to this debt of $1.2 million, $4.0 million, $0.1 million and $0.5 million in the quarters ending June 30, 2008, September 30, 2008, December 31, 2008 and March 31, 2009, respectively.
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
Additional discussion of our Credit Facilities, including amounts outstanding and applicable interest rates, is included in Note 6 to our condensed consolidated financial statements included in this Quarterly Report.
We have entered into interest rate swap agreements to hedge our exposure to cash flows related to our Credit Facilities. These agreements are more fully described in Note 4 to our condensed consolidated financial statements included in this Quarterly Report, and in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below.
European Letter of Credit Facility
On September 14, 2007, we entered into an unsecured European Letter of Credit Facility (“European LOC”) to issue letters of credit in an aggregate face amount not to exceed €150.0 million at any time, with an initial commitment of €80.0 million. The aggregate commitment of the European LOC may be increased up to €150.0 million as may be agreed among the parties, and may be decreased by us at our option without any premium, fee or penalty. The European LOC is used for contingent obligations solely in respect of surety and performance bonds, bank guarantees and similar obligations. We had outstanding letters of credit drawn on the European LOC of €50.5 million ($79.2 million) and €35.0 million ($51.1 million) as of March 31, 2008 and December 31, 2007, respectively. We will pay certain fees for the letters of credit written against the European LOC based upon the ratio of our total debt to consolidated EBITDA. As of March 31, 2008 the annual fees equaled 0.5% plus a fronting fee of 0.1%.
See Note 11 to our consolidated financial statements included in our 2007 Annual Report for a discussion of covenants related to our Credit Facilities and our European LOC. We complied with all covenants through March 31, 2008.
Accounts Receivable Factoring
Through our European subsidiaries, we engage in non-recourse factoring of certain accounts receivable. The various agreements have different terms, including options for renewal and mutual termination clauses. Our Credit Facilities, which are fully described in Note 11 to our consolidated financial statements included in our 2007 Annual Report, limit factoring volume to $75.0 million at any given point in time as defined by our Credit Facilities.

During the fourth quarter of 2007, we gave notice of our intent to terminate our major factoring facilities during 2008. We plan to terminate all factoring agreements by the end of 2008. See Note 7 to our condensed consolidated financial statements included in this Quarterly Report for additional information on our accounts receivable factoring.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our more critical accounting policies used in the preparation of the consolidated financial statements were discussed in our 2007 Annual Report. These critical policies, for which no significant changes have occurred in the three months ended March 31, 2008, include:
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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include statements concerning future financial performance, future debt and financing levels, investment objectives, implications of litigation and regulatory investigations, and other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our results of operations could differ materially from those expressed or implied, but not limited to, in forward-looking statements. Forward-looking statements are typically identified by the use of terms such as, “may,” “should,” “expect,” “could,” “intend,” “plan,” “target,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.
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

The following are some of the risks and uncertainties, although not all of the risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:
•	potential adverse consequences resulting from securities class action litigation and other litigation to which we are a party, such as litigation involving asbestos-containing material claims;
•	a foreign government investigation regarding our participation in the United Nations Oil-for-Food Program;
•	our non-compliance with U.S. export/re-export control, economic sanctions and import laws and regulations;
•
our risk associated with certain of our foreign subsidiaries conducting business operations and sales in certain countries that have been identified by the U.S. State Department as state sponsors of terrorism;

•	potential adverse consequences or increased tax liabilities that could result from audits of our tax returns by regulatory authorities in various tax jurisdictions;
•
a portion of our bookings may not lead to completed sales, and we may not be able to convert bookings into revenues at acceptable profit margins, since such profit margins cannot be assured nor can they be necessarily assumed to follow historical trends;

•	our relative geographical profitability and its impact on our utilization of deferred tax assets, including foreign tax credits;
•	an impairment in the carrying value of goodwill or other intangibles could adversely impact our consolidated financial condition and results of operations;
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

These risks are more fully discussed in, and all forward-looking statements should be read in light of, all of the factors discussed in “Item 1A. Risk Factors” in Part I of our 2007 Annual Report, or as may be identified in our other filings with the SEC and/or press releases from time to time.
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
Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our Credit Facilities, which bear interest based on floating rates. At March 31, 2008, after the effect of interest rate swaps, we had $179.0 million of variable rate debt obligations outstanding under our Credit Facilities with a weighted average interest rate of 4.28%. A hypothetical change of 100-basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by $0.4 million for the three months ended March 31, 2008.
We are exposed to credit-related losses in the event of non-performance by counterparties to financial instruments including interest rate swaps, but we currently expect all counterparties will continue to meet their obligations given their creditworthiness. As of March 31, 2008 and December 31, 2007, we had $375.0 million and $395.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties with varying maturities through September 2010.
We employ a foreign currency risk management strategy to minimize potential losses in earnings or cash flows from unfavorable foreign currency exchange rate movements. These strategies also minimize potential gains from favorable exchange rate movements. Foreign currency exposures arise from transactions, including firm commitments and anticipated transactions, denominated in a currency other than an entity’s functional currency and from translation of foreign-denominated assets and liabilities into U.S. Dollars. Based on a sensitivity analysis at March 31, 2008, a 10% change in the foreign currency exchange rates could impact our net income for the three months ended March 31, 2008 by $7.5 million as shown below:

(Amounts in millions)
Euro	$5.2
Indian rupee	0.7
Australian dollar	0.2
Japanese yen	0.2
Chinese yuan renminbi	0.2
British pound	0.2
All other	0.8

Total	$7.5

Exposures are mitigated primarily with foreign currency forward contracts that generally have maturity dates of less than one year. Our policy allows foreign currency coverage only for identifiable foreign currency exposures, and changes in the fair values of these instruments are included in other income (expense), net in the accompanying condensed consolidated statements of income. As of March 31, 2008, we had a U.S. Dollar equivalent of $498.0 million in outstanding forward contracts with third parties, compared with $464.9 million at December 31, 2007.
Generally, we view our investments in foreign subsidiaries from a long-term perspective, and therefore, do not hedge these investments. We use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary.
We realized net gains associated with foreign currency translation of $34.0 million and $4.8 million for the three months ended March 31, 2008 and 2007, respectively, which are included in other comprehensive income. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of certain forward exchange contracts are included in our current period earnings. We recorded foreign currency net gains (losses) of $12.4 million and $(0.7) million for the three months ended March 31, 2008 and 2007, respectively, which is included in other income (expense), net in the accompanying condensed consolidated statements of income.

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
In connection with the preparation of this Quarterly Report, our management, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2008.
Changes in Internal Control Over Financial Reporting
There have been no material changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We are party to the legal proceedings that are described in Note 11 to our consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report. In addition to the foregoing, we and our subsidiaries are named defendants in certain other lawsuits incidental to our business and are involved from time to time as parties to governmental proceedings all arising in the ordinary course of business. Although the outcome of lawsuits or other proceedings involving us and our subsidiaries cannot be predicted with certainty and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not expect these matters to have a material effect on our financial position, operating results or cash flows.
Asbestos — Related Claims
We are a defendant in a large number of pending lawsuits (which include, in many cases, multiple claimants) that seek to recover damages for personal injury allegedly caused by exposure to asbestos-containing products manufactured and/or distributed by us in the past. While the aggregate number of asbestos-related claims against us has declined in recent years, there can be no assurance that this trend will continue. Asbestos-containing materials incorporated into any such products was encapsulated and used only as components of process equipment, and we do not believe that any significant emission of asbestos fibers occurred during the use of this equipment. We believe that a high percentage of the claims are covered by applicable insurance or indemnities from other companies.
Shareholder Litigation — Appeal of Dismissed Class Action Case; Derivative Case Dismissals.
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
In 2005, a shareholder derivative lawsuit was filed purportedly on our behalf in the 193rd Judicial District of Dallas County, Texas. The lawsuit originally named as defendants Mr. Greer, Ms. Hornbaker, and former and current board members Hugh K. Coble, George T. Haymaker, Jr., William C. Rusnack, Michael F. Johnston, Charles M. Rampacek, Kevin E. Sheehan, Diane C. Harris, James O. Rollans and Christopher A. Bartlett. We were named as a nominal defendant. Based primarily on the purported misstatements alleged in the above-described federal securities case, the original lawsuit in this action asserted claims against the defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The plaintiff alleged that these purported violations of state law occurred between April 2000 and the date of suit. The plaintiff sought on our behalf an unspecified amount of damages, injunctive relief and/or the imposition of a constructive trust on defendants’ assets, disgorgement of compensation, profits or other benefits received by the defendants from us and recovery of attorneys’ fees and costs. We filed a motion seeking dismissal of the case, and the court thereafter ordered the plaintiffs to replead. On October 11, 2007, the plaintiffs filed an amended petition adding new claims against the following additional defendants: Kathy Giddings, our former Vice-President and Corporate Controller; Bernard G. Rethore, our former Chairman and Chief Executive Officer; Banc of America Securities, LLC and Credit Suisse First Boston, LLC, which served as underwriters for our public stock offerings in November 2001 and April 2002, and PricewaterhouseCoopers, LLP, our independent registered public accounting firm. On April 2, 2008, the lawsuit was dismissed by the Court without prejudice at the request of the plaintiffs.

On March 14, 2006, a shareholder derivative lawsuit was filed purportedly on our behalf in federal court in the Northern District of Texas. The lawsuit named as defendants Mr. Greer, Ms. Hornbaker, and former and current board members Mr. Coble, Mr. Haymaker, Mr. Lewis M. Kling, Mr. Rusnack, Mr. Johnston, Mr. Rampacek, Mr. Sheehan, Ms. Harris, Mr. Rollans and Mr. Bartlett. We were named as a nominal defendant. Based primarily on certain of the purported misstatements alleged in the above-described federal securities case, the plaintiff asserted claims against the defendants for breaches of fiduciary duty. The plaintiff alleged that the purported breaches of fiduciary duty occurred between 2000 and 2004. The plaintiff sought on our behalf an unspecified amount of damages, disgorgement by Mr. Greer and Ms. Hornbaker of salaries, bonuses, restricted stock and stock options, and recovery of attorneys’ fees and costs. Pursuant to a motion filed by us, the federal court dismissed that case on March 14, 2007, primarily on the basis that the case was not properly filed in federal court. On or about March 27, 2007, the same plaintiff re-filed essentially the same lawsuit naming the same defendants in the Supreme Court of the State of New York. We strongly believed that this new lawsuit was improperly filed in the Supreme Court of the State of New York and filed a motion seeking dismissal of the case. On January 2, 2008, the Court entered an order granting our motion to dismiss all claims and allowed the plaintiffs an opportunity to replead. A notice of entry of the dismissal order was served on the plaintiffs on January 15, 2008. The plaintiffs have neither filed an amended complaint nor appealed the dismissal order to date.
United Nations Oil-for-Food Program
We have resolved investigations by the SEC and the DOJ relating to products that two of our foreign subsidiaries delivered to Iraq from 1996 through 2003 under the United Nations Oil-for-Food Program. These two foreign subsidiaries have also been contacted by governmental authorities in their respective countries, the Netherlands and France, concerning their involvement in the United Nations Oil-for-Food Program. We engaged outside counsel in February 2006 to conduct an investigation of our foreign subsidiaries’ participation in the United Nations Oil-for-Food program. The outside counsels’ investigation have found evidence that, during the years 2001 through 2003, certain non-U.S. personnel at the two foreign subsidiaries authorized payments in connection with certain of our product sales under the United Nations Oil-for-Food Program totaling approximately €600,000, which were subsequently deposited by third parties into Iraqi-controlled bank accounts. These payments were not authorized under the United Nations Oil-for-Food Program and were not properly documented in the foreign subsidiaries’ accounting records, but were expensed as paid.
We negotiated a settlement with the SEC in which, without admitting or denying the SEC’s allegations, we: (i) entered into a stipulated judgment enjoining us from future violations of the internal control and recordkeeping provisions of the federal securities laws, (ii) paid disgorgement of $2,720,861 plus prejudgment interest of $853,364 and (iii) paid a civil money penalty of $3 million.
Separately, we negotiated a resolution with DOJ. The resolution results in a deferred prosecution agreement under which we paid a monetary penalty of $4,000,000.
We also believe that the Dutch investigation has effectively concluded and will be resolved with the Dutch subsidiary paying a penalty of approximately €265,000. We understand the French investigation is still ongoing. Accordingly we cannot predict the outcome of the French investigation at this time.
We recorded expenses of approximately $11 million during 2007 for case resolution costs and related legal fees in the foregoing “Oil-for-Food” cases. We currently do not expect to incur further case resolution costs in this matter; however, if the French authorities take enforcement action against us with regard to its investigation, we may be subject to additional monetary and non-monetary penalties.
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
Export Compliance
In March 2006, we initiated a voluntary process to determine our compliance posture with respect to U.S. export control and economic sanctions laws and regulations. Upon initial investigation, it appeared that some product transactions and technology transfers were not handled in full compliance with U.S. export control laws and regulations. As a result, in conjunction with outside counsel, we are currently involved in a voluntary systematic process to conduct further review, validation and voluntary disclosure of apparent export violations discovered as part of this review process. We have substantially completed the site visits scheduled as part of this voluntary disclosure process, but currently believe the overall process will not be complete and the results of site visits will not be fully analyzed until the end of 2008, given the complexity of the export laws and the current global scope of the investigation. Any apparent violations of U.S. export control laws and regulations that are identified, confirmed and disclosed to the U.S. government may result in civil or criminal penalties, including fines and/or other penalties. Although companies making voluntary export disclosures have historically received reduced penalties and certain mitigating credits, legislation enacted on October 16, 2007 increased the maximum civil penalty for certain export control violations (assessed on a per-shipment basis) to the greater of $250,000 or twice the value of the transaction. While the Department of Commerce has stated that companies which had initiated voluntary self-disclosures prior to the enactment of this legislation generally would not be subjected to enhanced penalties retroactively, we are unable to determine at this time how other U.S. government agencies will apply this enhanced penalty legislation. Because our review into this issue is ongoing, we are currently unable to definitively determine the full extent of any apparent violations or the nature or total amount of penalties to which we might be subject to in the future. Given that the resolution of this matter is uncertain at this time, we cannot currently predict whether the final resolution of this matter will have a material adverse effect on our business, including our ability to do business outside the U.S., our financial condition or our results of operations.
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
Item 1A. Risk Factors.
There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to other information set forth in this Quarterly Report, you should carefully read and consider “Item 1A. Risk Factors” in Part I, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our 2007 Annual Report, which contain a description of significant factors that might cause the actual results of operations in future periods to differ materially from those currently expected or desired. Our current risk factors have not materially changed from the risk factors discussed in our 2007 Annual Report. The risks described in this Quarterly Report, our 2007 Annual Report or as may be identified in our other SEC filings or press releases from time to time are not the only risks we face. Additional risks and uncertainties are currently deemed immaterial based on management’s assessment of currently available information, which remains subject to change, however, new risks that are currently unknown to us may surface in the future that materially adversely affect our business, financial condition, operating results or cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.

Item 6. Exhibits.
Set forth below is a list of exhibits included as part of this Quarterly Report:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Flowserve Corporation, filed as Exhibit 3(i) to Flowserve Corporation’s Current Report on Form 8-K/A, dated August 16, 2006.

3.6	Amended and Restated By-Laws of Flowserve Corporation, as amended, filed as Exhibit 2.1 to Flowserve Corporation’s Current Report on Form 8-K, dated March 12, 2008.

10.1	Form of Performance Restricted Stock Agreement pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan issued to Lewis M. Kling for the 2008 annual equity grant (filed herewith).

10.2	Form of Restricted Stock Unit Agreement pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan issued to Lewis M. Kling for the 2008 annual equity grant (filed herewith).

10.3	Form A of Performance Restricted Stock Unit Agreement pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan (filed herewith).

10.4	Form B of Performance Restricted Stock Unit Agreement pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan (filed herewith).

10.5	Amendment Number One to the Form A and Form B Performance Restricted Stock Unit Agreements pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan, dated March 27, 2008 (filed herewith).

10.6	Form A of Restricted Stock Unit Agreement pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan (filed herewith).

10.7	Form B of Restricted Stock Unit Agreement pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan (filed herewith).

10.8	Form A of Restricted Stock Agreement pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan (filed herewith).

10.9	Form B of Restricted Stock Agreement pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan (filed herewith).

10.10	Amendment Number One to the Flowserve Corporation 2004 Stock Compensation Plan, effective March 6, 2008 (filed herewith).

10.11	Amendment Number Two to the Flowserve Corporation 2004 Stock Compensation Plan, effective March 7, 2008 (filed herewith).

10.12	Amendment Number Three to the Flowserve Corporation 1999 Stock Option Plan, effective December 29, 2007 (filed herewith).

10.13	Amendment Number Four to the Duriron Company, Inc. 1997 Stock Option Plan, effective December 29, 2007 (filed herewith).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWSERVE CORPORATION (Registrant)
Date: April 28, 2008	/s/ Lewis M. Kling
Lewis M. Kling
President, Chief Executive Officer and Director

Date: April 28, 2008	/s/ Mark A. Blinn
Mark A. Blinn
Senior Vice President, Chief Financial Officer and Latin America Operations

Exhibits Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Flowserve Corporation, filed as Exhibit 3(i) to Flowserve Corporation’s Current Report on Form 8-K/A, dated August 16, 2006.

3.6	Amended and Restated By-Laws of Flowserve Corporation, as amended, filed as Exhibit 2.1 to Flowserve Corporation’s Current Report on Form 8-K, dated March 12, 2008.

10.1	Form of Performance Restricted Stock Agreement pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan issued to Lewis M. Kling for the 2008 annual equity grant (filed herewith).

10.2	Form of Restricted Stock Unit Agreement pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan issued to Lewis M. Kling for the 2008 annual equity grant (filed herewith).

10.3	Form A of Performance Restricted Stock Unit Agreement pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan (filed herewith).

10.4	Form B of Performance Restricted Stock Unit Agreement pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan (filed herewith).

10.5	Amendment Number One to the Form A and Form B Performance Restricted Stock Unit Agreements pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan, dated March 27, 2008 (filed herewith).

10.6	Form A of Restricted Stock Unit Agreement pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan (filed herewith).

10.7	Form B of Restricted Stock Unit Agreement pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan (filed herewith).

10.8	Form A of Restricted Stock Agreement pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan (filed herewith).

10.9	Form B of Restricted Stock Agreement pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan (filed herewith).

10.10	Amendment Number One to the Flowserve Corporation 2004 Stock Compensation Plan, effective March 6, 2008 (filed herewith).

10.11	Amendment Number Two to the Flowserve Corporation 2004 Stock Compensation Plan, effective March 7, 2008 (filed herewith).

10.12	Amendment Number Three to the Flowserve Corporation 1999 Stock Option Plan, effective December 29, 2007 (filed herewith).

10.13	Amendment Number Four to the Duriron Company, Inc. 1997 Stock Option Plan, effective December 29, 2007 (filed herewith).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.