Form 10-Q
period 2008-06-30
FLOWSERVE CORP
filed 2008-07-30
CIK 30625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 25, 2008, there were 57,379,851 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,
(Amounts in thousands, except per share data)	2008	2007

Sales	$1,157,605	$930,677
Cost of sales	(739,635)	(628,262)

Gross profit	417,970	302,415
Selling, general and administrative expense	(250,901)	(209,537)
Net earnings from affiliates	4,512	4,030

Operating income	171,581	96,908
Interest expense	(12,732)	(15,761)
Interest income	1,605	486
Other income, net	575	2,338

Earnings before income taxes	161,029	83,971
Provision for income taxes	(38,165)	(20,766)

Net earnings	$122,864	$63,205

Earnings per share:
Basic	$2.16	$1.12
Diluted	2.13	1.11

Cash dividends declared per share	$0.25	$0.15
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,
(Amounts in thousands)	2008	2007

Net earnings	$122,864	$63,205

Other comprehensive income (expense):
Foreign currency translation adjustments, net of tax	573	15,370
Pension and other postretirement effects, net of tax	105	(109)
Cash flow hedging activity, net of tax	2,897	869

Other comprehensive income	3,575	16,130

Comprehensive income	$126,439	$79,335

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended June 30,
(Amounts in thousands, except per share data)	2008	2007

Sales	$2,150,924	$1,734,077
Cost of sales	(1,387,108)	(1,166,188)

Gross profit	763,816	567,889
Selling, general and administrative expense	(484,029)	(413,118)
Net earnings from affiliates	10,484	9,560

Operating income	290,271	164,331
Interest expense	(25,591)	(29,832)
Interest income	4,460	1,572
Other income, net	17,055	935

Earnings before income taxes	286,195	137,006
Provision for income taxes	(75,264)	(40,187)

Net earnings	$210,931	$96,819

Earnings per share:
Basic	$3.71	$1.72
Diluted	3.66	1.69

Cash dividends declared per share	$0.50	$0.30
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Six Months Ended June 30,
(Amounts in thousands)	2008	2007

Net earnings	$210,931	$96,819

Other comprehensive income (expense):
Foreign currency translation adjustments, net of tax	34,524	20,132
Pension and other postretirement effects, net of tax	(713)	213
Cash flow hedging activity, net of tax	(370)	140

Other comprehensive income	33,441	20,485

Comprehensive income	$244,372	$117,304

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Amounts in thousands, except per share data)	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$136,742	$370,575
Restricted cash	360	2,663
Accounts receivable, net of allowance for doubtful accounts of $18,238 and $14,219, respectively	919,856	666,733
Inventories, net	892,810	680,199
Deferred taxes	109,319	105,221
Prepaid expenses and other	87,317	71,380

Total current assets	2,146,404	1,896,771
Property, plant and equipment, net of accumulated depreciation of $628,828 and $575,280, respectively	508,743	488,892
Goodwill	858,113	853,265
Deferred taxes	14,541	13,816
Other intangible assets, net	131,183	134,734
Other assets, net	134,284	132,943

Total assets	$3,793,268	$3,520,421

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$490,552	$513,169
Accrued liabilities	821,190	723,026
Debt due within one year	23,242	7,181
Deferred taxes	6,807	6,804

Total current liabilities	1,341,791	1,250,180
Long-term debt due after one year	548,303	550,795
Retirement obligations and other liabilities	399,870	426,469
Shareholders’ equity:
Common shares, $1.25 par value Shares authorized — 120,000 Shares issued — 58,779 and 58,715, respectively	73,474	73,394
Capital in excess of par value	577,153	561,732
Retained earnings	956,409	774,366

	1,607,036	1,409,492
Treasury shares, at cost — 2,259 and 2,406 shares, respectively	(123,583)	(101,781)
Deferred compensation obligation	7,794	6,650
Accumulated other comprehensive income (loss)	12,057	(21,384)

Total shareholders’ equity	1,503,304	1,292,977

Total liabilities and shareholders’ equity	$3,793,268	$3,520,421

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Amounts in thousands)	2008	2007
Cash flows — Operating activities:
Net earnings	$210,931	$96,819
Adjustments to reconcile net earnings to net cash used by operating activities:
Depreciation	36,501	32,796
Amortization of intangible and other assets	5,021	4,931
Amortization of deferred loan costs	908	853
Net gain on disposition of assets	(1,018)	(695)
Gain on bargain purchase	(3,400)	—
Excess tax benefits from stock-based compensation arrangements	(10,066)	(5,406)
Stock-based compensation	16,392	11,836
Net earnings from affiliates, net of dividends received	(4,763)	(2,953)
Change in assets and liabilities:
Accounts receivable, net	(211,047)	(100,248)
Inventories, net	(165,242)	(120,630)
Prepaid expenses and other	(9,376)	(28,914)
Other assets, net	(4,169)	(317)
Accounts payable	(45,690)	(16,472)
Accrued liabilities and income taxes payable	42,914	54,710
Retirement obligations and other liabilities	(48,212)	13,735
Net deferred taxes	12,063	(1,711)

Net cash flows used by operating activities	(178,253)	(61,666)

Cash flows — Investing activities:
Capital expenditures	(37,706)	(45,501)
Proceeds from disposal of assets	2,178	1,266
Change in restricted cash	2,302	433

Net cash flows used by investing activities	(33,226)	(43,802)

Cash flows — Financing activities:
Net borrowings under lines of credit	—	115,000
Excess tax benefits from stock-based compensation arrangements	10,066	5,406
Payments on long-term debt	(2,841)	—
Borrowings under other financing arrangements	10,816	4,589
Repurchase of common shares	(34,980)	(44,798)
Payments of dividends	(22,997)	(8,588)
Proceeds from stock option activity	9,929	12,568

Net cash flows (used) provided by financing activities	(30,007)	84,177
Effect of exchange rate changes on cash	7,653	2,246

Net change in cash and cash equivalents	(233,833)	(19,045)
Cash and cash equivalents at beginning of year	370,575	67,000

Cash and cash equivalents at end of period	$136,742	$47,955

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Accounting Policies
Basis of Presentation
The accompanying condensed consolidated balance sheet as of June 30, 2008, and the related condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the six months ended June 30, 2008 and 2007, are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements have been made.
The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 (“Quarterly Report”) are presented as permitted by Regulation S-X, as promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Annual Report”).
Accounting Policies
Significant accounting policies, for which no significant changes have occurred in the three months ended June 30, 2008, are detailed in Note 1 of our 2007 Annual Report.
Accounting Developments
Pronouncements Implemented
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value under accounting principles generally accepted in the United States (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements; however, it does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157,” which amends SFAS No. 157 by delaying the adoption of SFAS No. 157 for our nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. Our adoption of SFAS No. 157, as amended, did not have a material impact on our consolidated financial condition or results of operations. We do not expect the adoption of SFAS No. 157 in 2009 for nonfinancial assets and nonfinancial liabilities to have a material impact on our consolidated financial condition or results of operations.
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
Pronouncements Not Yet Implemented
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures identifiable assets acquired, liabilities assumed, non-controlling interest in the acquiree and goodwill acquired, and expands disclosures about business combinations. SFAS No. 141(R) requires the acquirer to recognize changes in valuation allowances on acquired deferred tax assets in operations. These changes in deferred tax benefits were previously recognized through a corresponding reduction to goodwill. With the exception of the provisions regarding acquired deferred taxes and tax contingencies, which are applicable to all business combinations, SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. We are still evaluating the impact of SFAS No. 141(R) on our consolidated financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards that require:
•
the ownership interests in subsidiaries held by parties other than the parent to be clearly identified, labeled and presented in the consolidated balance sheet within equity, but separate from the parent’s equity;

•	the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income;

•	changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently;

•	when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary to be initially measured at fair value; and

•	entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.
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
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following approval by the Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of ‘Present Fairly in Conformity With Generally Accepted Accounting Principles’.” We do not expect the adoption of SFAS No. 162 to have a material impact on our consolidated financial condition or results of operations.
In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts.” SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default and clarifies how SFAS No. 60 “Accounting and Reporting by Insurance Enterprises” applies to financial guarantee insurance contracts. SFAS No. 163 is effective for financial statements issued for fiscal years, and all interim periods within those fiscal years, beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. We do not expect the adoption of SFAS No. 163 to have a material impact on our consolidated financial condition or results of operations.
In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, “Earnings per Share.” FSP EITF No. 03-6-1 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2008, and all prior period earnings per share data presented should be retrospectively adjusted. We are still evaluating the impact of FSP No. EITF 03-6-1 on our consolidated financial condition and results of operations.
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

2. Acquisition
Flowserve Pump Division acquired the remaining 50% interest in Niigata Worthington Company, Ltd. (“Niigata”), a Japanese manufacturer of pumps and other rotating equipment, effective March 1, 2008, for $2.4 million in cash. The incremental interest acquired was accounted for as a step acquisition and Niigata’s results of operations have been consolidated since the date of acquisition. Prior to this transaction, our 50% interest in Niigata was recorded using the equity method of accounting. Upon consolidation as of the effective date of the acquisition of the remaining 50% interest in Niigata, our balance sheet reflected an increase in cash and debt of $5.7 million and $5.8 million, respectively. The purchase price has been allocated on a preliminary basis to the assets acquired and liabilities assumed based on initial estimates of fair values at the date of the acquisition. We continue to evaluate the initial purchase price allocation, which will be adjusted as additional information relative to the fair values of the assets and liabilities becomes available. The initial estimate of the fair value of the net assets acquired exceeded the cash paid and, accordingly, no goodwill was recognized. This acquisition was accounted for as a bargain purchase, resulting in a gain of $3.4 million, which is included in other income, net in the condensed consolidated statement of income for the six months ended June 30, 2008 due to immateriality. No pro forma information has been provided due to immateriality.
3. Stock-Based Compensation Plans
Our stock-based compensation includes stock options, restricted stock and other equity-based awards, and is accounted for under SFAS No. 123(R), “Share-Based Payment.” Under this method, we recorded stock-based compensation as follows:

	Three Months Ended June 30,
	2008			2007
	Stock	Restricted		Stock	Restricted
(Amounts in millions)	Options	Stock	Total	Options	Stock	Total
Stock-based compensation expense	$0.4	$9.1	$9.5	$1.0	$5.5	$6.5
Related income tax benefit	—	(2.7)	(2.7)	(0.3)	(1.7)	(2.0)

Net stock-based compensation expense	$0.4	$6.4	$6.8	$0.7	$3.8	$4.5

	Six Months Ended June 30,
	2008			2007
	Stock	Restricted		Stock	Restricted
(Amounts in millions)	Options	Stock	Total	Options	Stock	Total
Stock-based compensation expense	$0.9	$15.5	$16.4	$2.2	$9.7	$11.9
Related income tax benefit	(0.2)	(4.7)	(4.9)	(0.7)	(3.0)	(3.7)

Net stock-based compensation expense	$0.7	$10.8	$11.5	$1.5	$6.7	$8.2

Stock Options — Information related to stock options issued to officers, other employees and directors under all plans described in Note 7 to our consolidated financial statements included in our 2007 Annual Report is presented in the following table:

	Six Months Ended June 30, 2008
		Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Life (in years)	Value (in millions)
Number of shares under option:
Outstanding — January 1, 2008	677,193	$36.19
Exercised	(296,343)	33.63
Cancelled	(3,633)	43.99

Outstanding — June 30, 2008	377,217	$38.13	6.8	$37.2

Exercisable — June 30, 2008	180,916	$32.70	6.0	$18.8

No options were granted during the six months ended June 30, 2008 or 2007. The total fair value of stock options vested during the three months ended June 30, 2008 and 2007 was $0.5 million and $0.5 million, respectively. The total fair value of stock options vested during the six months ended June 30, 2008 and 2007 was $2.6 million and $2.8 million, respectively. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model.

As of June 30, 2008, we had $0.8 million of unrecognized compensation cost related to outstanding unvested stock option awards, which is expected to be recognized over a weighted-average period of less than 1 year. The total intrinsic value of stock options exercised during the three months ended June 30, 2008 and 2007 was $5.3 million and $7.1 million, respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2008 and 2007 was $22.2 million and $15.9 million, respectively.
Restricted Stock — Awards of restricted stock are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted stock. We have unearned compensation of $51.7 million and $25.9 million at June 30, 2008 and December 31, 2007, respectively, which is expected to be recognized over a weighted-average period of approximately 2 years. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total fair value of restricted shares and units vested during the three months ended June 30, 2008 and 2007 was $1.5 million and $1.3 million, respectively. The total fair value of restricted shares and units vested during the six months ended June 30, 2008 and 2007 was $10.8 million and $7.6 million, respectively.
The following table summarizes information regarding restricted stock activity:

	Six Months Ended June 30, 2008
		Weighted Average
		Grant-Date Fair
	Shares	Value
Number of unvested shares:
Outstanding — January 1, 2008	1,092,178	$47.87
Granted	421,223	101.85
Vested	(247,644)	43.47
Cancelled	(22,792)	59.20

Unvested restricted stock — June 30, 2008	1,242,965	$66.84

Unvested restricted stock outstanding as of June 30, 2008, includes 295,000 shares granted with performance-based vesting provisions. Performance-based restricted stock vests upon the achievement of performance targets, and is issuable in common shares. Our performance targets are based on our average annual return on net assets over a rolling three-year period as compared with the same measure for a defined peer group for the same period. Compensation expense is recognized over a 36-month cliff vesting period based on the fair market value of our common stock on the date of grant, as adjusted for anticipated forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets. Vesting provisions range from 0 to 590,000 shares based on pre-defined performance targets. As of June 30, 2008, we estimate vesting of 590,000 shares based on expected achievement of performance targets.
4. Derivative Instruments and Hedges
We enter into forward exchange contracts to manage our risks associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction. Our risk management and derivatives policy specifies the conditions under which we may enter into derivative contracts. At June 30, 2008 and December 31, 2007, we had $556.8 million and $464.9 million, respectively, of notional amount in outstanding forward exchange contracts with third parties. At June 30, 2008, the length of forward exchange contracts currently in place ranged from 1 day to 30 months.
The fair market value adjustments of our forward exchange contracts are recognized directly in our current period earnings. The fair value of these outstanding forward contracts at June 30, 2008 and December 31, 2007 was a net asset of $9.1 million and $6.6 million, respectively. Net gains from the changes in the fair value of these forward contracts of $0.7 million and $0.6 million, for the three months ended June 30, 2008 and 2007, respectively, and $18.6 million and $0.9 million, for the six months ended June 30, 2008 and 2007, respectively, are included in other income, net in the condensed consolidated statements of income. The significant weakening of the United States (“U.S.”) Dollar exchange rate versus the Euro during the six months ended June 30, 2008 is the primary driver of the increase in net gains from the changes in fair value of forward exchange contracts.
Also as part of our risk management program, we enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. At June 30, 2008 and December 31, 2007, we had $385.0 million and $395.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties. At June 30, 2008, the maximum remaining length of any interest rate contract in place was approximately 27 months. The fair value of the interest rate swap agreements was a net liability of $5.0 million and $4.1 million at June 30, 2008 and December 31, 2007, respectively. Unrealized net gains (losses) from the changes in fair value of our interest rate swap agreements, net of reclassifications, of $2.9 million and $0.9 million, net of tax, for the three months ended June 30, 2008 and 2007, respectively, and $(0.5) million and $0.1 million, net of tax, for the six months ended June 30, 2008 and 2007, respectively, are included in other comprehensive income.
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
An asset or a liability’s categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation.
The fair values of our financial instruments at June 30, 2008 were:

(Amounts in thousands)	Total	Level I	Level II	Level III
Derivative assets	$13,051	$—	$13,051	$—
Deferred compensation assets and other investments	10,293	1,898	—	8,395

Total assets	$23,344	$1,898	$13,051	$8,395

(Amounts in thousands)	Total	Level I	Level II	Level III
Derivative liabilities	$8,925	$—	$8,925	$—
Deferred compensation liabilities	4,012	—	—	4,012

Total liabilities	$12,937	$—	$8,925	$4,012

Our Level III inputs are assets and liabilities related to investments and deferred compensation arrangements. When quoted market prices are unavailable, varying valuation techniques are used that reflect our best estimates of the assumptions used by market participants. Common inputs in valuing these assets include securities trade prices, recently reported trades or broker quotes. The value of all Level III assets was $8.4 million, $8.3 million and $9.9 million at June 30, 2008, March 31, 2008 and December 31, 2007, respectively. The value of all Level III liabilities was $4.0 million, $4.0 million and $4.4 million at June 30, 2008, March 31, 2008 and December 31, 2007, respectively. Changes in these assets and liabilities and their related impact on our condensed consolidated statement of income for the three and six months ended June 30, 2008 were immaterial.

6. Debt
Debt, including capital lease obligations, consisted of:

	June 30,	December 31,
(Amounts in thousands)	2008	2007

Term Loan, interest rate of 4.31% in 2008 and 6.40% in 2007	$552,538	$555,379
Capital lease obligations and other (1)	19,007	2,597

Debt and capital lease obligations	571,545	557,976
Less amounts due within one year	23,242	7,181

Total debt due after one year	$548,303	$550,795

(1)
Capital lease obligations and other includes an increase of $5.8 million in debt, capital lease obligations and other, primarily short-term, as a result of our acquisition of the remaining 50% interest in Niigata, as discussed in Note 2.

Credit Facilities
Our credit facilities, as amended, are comprised of a $600.0 million term loan expiring on August 10, 2012 and a $400.0 million revolving line of credit, which can be utilized to provide up to $300.0 million in letters of credit, expiring on August 12, 2012. We hereinafter refer to these credit facilities collectively as our “Credit Facilities.” At both June 30, 2008 and December 31, 2007, we had no amounts outstanding under the revolving line of credit. We had outstanding letters of credit of $102.3 million and $115.1 million at June 30, 2008 and December 31, 2007, respectively, which reduced borrowing capacity to $297.7 million and $284.9 million, respectively.
Borrowings under our Credit Facilities bear interest at a rate equal to, at our option, either (1) the base rate (which is based on the greater of the prime rate most recently announced by the administrative agent under our Credit Facilities or the Federal Funds rate plus 0.50%) or (2) London Interbank Offered Rate (“LIBOR”) plus an applicable margin determined by reference to the ratio of our total debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), which as of June 30, 2008 was 0.875% and 1.50% for borrowings under our revolving line of credit and term loan, respectively.
We may prepay loans under our Credit Facilities at any time in whole or in part, without premium or penalty. During the three and six months ended June 30, 2008, we made scheduled repayments under our Credit Facilities of $1.4 million and $2.8 million, respectively. We have scheduled repayments under our Credit Facilities of $1.4 million due in the each of the next four quarters.
European Letter of Credit Facility
On September 14, 2007, we entered into an unsecured European Letter of Credit Facility (“European LOC”) to issue letters of credit in an aggregate face amount not to exceed €150.0 million at any time, with an initial commitment of €80.0 million. The aggregate commitment of the European LOC may be increased up to €150.0 million as may be agreed among the parties, and may be decreased by us at our option without any premium, fee or penalty. The European LOC is used for contingent obligations solely in respect of surety and performance bonds, bank guarantees and similar obligations. We had outstanding letters of credit drawn on the European LOC of €64.7 million ($101.9 million) and €35.0 million ($51.1 million) as of June 30, 2008 and December 31, 2007, respectively. We pay certain fees for the letters of credit written against the European LOC based upon the ratio of our total debt to consolidated EBITDA. As of June 30, 2008, the annual fees equaled 0.375% plus a fronting fee of 0.1%.
7. Factoring of Accounts Receivable
Through our European subsidiaries, we engage in non-recourse factoring of certain accounts receivable. The various agreements have different terms, including options for renewal and mutual termination clauses. Our Credit Facilities, which are described in Note 6 above, limit factoring volume to $75.0 million at any given point in time as defined by our Credit Facilities. In the aggregate, the cash received from factored receivables outstanding at June 30, 2008 and December 31, 2007 totaled $1.0 million and $63.9 million, respectively, which represent the factor’s purchase of $1.0 million and $68.4 million of our receivables, respectively.
During the fourth quarter of 2007, we gave notice of our intent to terminate our major factoring facilities during 2008. We plan to terminate all factoring agreements by the end of 2008, which accounts for the decreased utilization of accounts receivable factoring noted above.

8. Inventories
Inventories are stated at lower of cost or market. Cost is determined by the first-in, first-out method. Inventories, net consisted of the following:

	June 30,	December 31,
(Amounts in thousands)	2008	2007
Raw materials	$266,754	$221,265
Work in process	671,544	499,656
Finished goods	294,092	246,832
Less: Progress billings	(271,184)	(223,980)
Less: Excess and obsolete reserve	(68,396)	(63,574)

Inventories, net	$892,810	$680,199

9. Equity Method Investments
Summarized below is combined income statement information, based on the most recent financial information, for investments in entities we account for using the equity method:

	Three Months Ended June 30,
(Amounts in thousands)	2008 (1)	2007
Revenues	$84,595	$78,716
Gross profit	23,682	18,488
Income before provision for income taxes	17,042	11,115
Provision for income taxes	(5,074)	(2,766)

Net income	$11,968	$8,349

	Six Months Ended June 30,
(Amounts in thousands)	2008 (1)	2007
Revenues	$187,822	$178,402
Gross profit	53,702	47,346
Income before provision for income taxes	38,307	30,567
Provision for income taxes	(11,675)	(9,233)

Net income	$26,632	$21,334

(1)
As discussed in Note 2, effective March 1, 2008, we purchased the remaining 50% interest in Niigata, resulting in the full consolidation of Niigata as of that date. Prior to this transaction, our 50% interest was recorded using the equity method of accounting. As a result, Niigata’s income statement information includes only the first two months of 2008.

The provision for income taxes is based on the tax laws and rates in the countries in which our investees operate. The tax jurisdictions vary not only by their nominal rates, but also by the allowability of deductions, credits and other benefits. Our share of net income is reflected in our condensed consolidated statements of income.

10. Earnings Per Share
Basic and diluted earnings per weighted average share outstanding were calculated as follows:

	Three Months Ended June 30,
(Amounts in thousands, except per share data)	2008	2007
Net earnings	$122,864	$63,205

Denominator for basic earnings per share — weighted average shares	56,962	56,271
Effect of potentially dilutive securities	637	879

Denominator for diluted earnings per share — weighted average shares	57,599	57,150

Earnings per share:
Basic	$2.16	$1.12
Diluted	2.13	1.11

	Six Months Ended June 30,
(Amounts in thousands, except per share data)	2008	2007
Net earnings	$210,931	$96,819

Denominator for basic earnings per share — weighted average shares	56,926	56,248
Effect of potentially dilutive securities	698	884

Denominator for diluted earnings per share — weighted average shares	57,624	57,132

Earnings per share:
Basic	$3.71	$1.72
Diluted	3.66	1.69
For both the three and six months ended both June 30, 2008 and 2007, we had no options to purchase common stock that were excluded from the computations of potentially dilutive securities. For both the three and six months ended both June 30, 2008 and 2007, restricted shares excluded from the computations were less than 0.1% of potentially dilutive securities.
11. Legal Matters and Contingencies
Asbestos-Related Claims
We are a defendant in a large number of pending lawsuits (which include, in many cases, multiple claimants) that seek to recover damages for personal injury allegedly caused by exposure to asbestos-containing products manufactured and/or distributed by us in the past. While the aggregate number of asbestos-related claims against us has declined in recent years, there can be no assurance that this trend will continue. Asbestos-containing materials incorporated into any such products was primarily encapsulated and used only as components of process equipment, and we do not believe that any significant emission of asbestos-containing fibers occurred during the use of this equipment. We believe that a high percentage of the claims are covered by applicable insurance or indemnities from other companies.
Shareholder Litigation — Appeal of Dismissed Class Action Case; Derivative Case Dismissals
In 2003, related lawsuits were filed in federal court in the Northern District of Texas, alleging that we violated federal securities laws. After these cases were consolidated, the lead plaintiff amended its complaint several times. The lead plaintiff’s last pleading was the fifth consolidated amended complaint (the “Complaint”). The Complaint alleged that federal securities violations occurred between February 6, 2001 and September 27, 2002 and named as defendants our company, C. Scott Greer, our former Chairman, President and Chief Executive Officer, Renee J. Hornbaker, our former Vice President and Chief Financial Officer, PricewaterhouseCoopers LLP, our independent registered public accounting firm, and Banc of America Securities LLC and Credit Suisse First Boston LLC, which served as underwriters for our two public stock offerings during the relevant period. The Complaint asserted claims under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 thereunder, and Sections 11 and 15 of the Securities Act of 1933 (“Securities Act”). The lead plaintiff sought unspecified compensatory damages, forfeiture by Mr. Greer and Ms. Hornbaker of unspecified incentive-based or equity-based compensation and profits from any stock sales, and recovery of costs. By orders dated November 13, 2007 and January 4, 2008, the court denied the plaintiffs’ motion for class certification and granted summary judgment in favor of the defendants on all claims. The plaintiffs have appealed both rulings to the federal Fifth Circuit Court of Appeals. We will defend vigorously this appeal or any other effort by the plaintiffs to overturn the court’s denial of class certification or its entry of judgment in favor of the defendants.

In 2005, a shareholder derivative lawsuit was filed purportedly on our behalf in the 193rd Judicial District of Dallas County, Texas. The lawsuit originally named as defendants Mr. Greer, Ms. Hornbaker, and former and current board members Hugh K. Coble, George T. Haymaker, Jr., William C. Rusnack, Michael F. Johnston, Charles M. Rampacek, Kevin E. Sheehan, Diane C. Harris, James O. Rollans and Christopher A. Bartlett. We were named as a nominal defendant. Based primarily on the purported misstatements alleged in the above-described federal securities case, the original lawsuit in this action asserted claims against the defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The plaintiff alleged that these purported violations of state law occurred between April 2000 and the date of suit. The plaintiff sought on our behalf an unspecified amount of damages, injunctive relief and/or the imposition of a constructive trust on defendants’ assets, disgorgement of compensation, profits or other benefits received by the defendants from us and recovery of attorneys’ fees and costs. We filed a motion seeking dismissal of the case, and the court thereafter ordered the plaintiffs to replead. On October 11, 2007, the plaintiffs filed an amended petition adding new claims against the following additional defendants: Kathy Giddings, our former Vice-President and Corporate Controller; Bernard G. Rethore, our former Chairman and Chief Executive Officer; Banc of America Securities, LLC and Credit Suisse First Boston, LLC, which served as underwriters for our public stock offerings in November 2001 and April 2002, and PricewaterhouseCoopers, LLP, our independent registered public accounting firm. On April 2, 2008, the lawsuit was dismissed by the court without prejudice at the plaintiffs’ request.
On March 14, 2006, a shareholder derivative lawsuit was filed purportedly on our behalf in federal court in the Northern District of Texas. The lawsuit named as defendants Mr. Greer, Ms. Hornbaker, and former and current board members Mr. Coble, Mr. Haymaker, Mr. Lewis M. Kling, Mr. Rusnack, Mr. Johnston, Mr. Rampacek, Mr. Sheehan, Ms. Harris, Mr. Rollans and Mr. Bartlett. We were named as a nominal defendant. Based primarily on certain of the purported misstatements alleged in the above-described federal securities case, the plaintiff asserted claims against the defendants for breaches of fiduciary duty that purportedly occurred between 2000 and 2004. The plaintiff sought on our behalf an unspecified amount of damages, disgorgement by Mr. Greer and Ms. Hornbaker of salaries, bonuses, restricted stock and stock options and recovery of attorneys’ fees and costs. Pursuant to a motion filed by us, the federal court dismissed that case on March 14, 2007, primarily on the basis that the case was not properly filed in federal court. On or about March 27, 2007, the same plaintiff re-filed essentially the same lawsuit naming the same defendants in the Supreme Court of the State of New York. We believed that this new lawsuit was improperly filed in the Supreme Court of the State of New York and filed a motion seeking dismissal of the case. On January 2, 2008, the court entered an order granting our motion to dismiss all claims and allowed the plaintiffs an opportunity to replead. A notice of entry of the dismissal order was served on the plaintiff on January 15, 2008. To date, the plaintiff has neither filed an amended complaint nor appealed the dismissal order.
United Nations Oil-for-Food Program
We have resolved investigations by the SEC and the Department of Justice (the “DOJ”) relating to products that two of our foreign subsidiaries delivered to Iraq from 1996 through 2003 under the United Nations Oil-for-Food Program. These two foreign subsidiaries have also been contacted by governmental authorities in their respective countries, the Netherlands and France, concerning their involvement in the United Nations Oil-for-Food Program. We engaged outside counsel in February 2006 to conduct an investigation of our foreign subsidiaries’ participation in the United Nations Oil-for-Food program. Our outside counsel’s investigation found evidence that, during the years 2001 through 2003, certain non-U.S. personnel at the two foreign subsidiaries authorized payments in connection with certain of our product sales under the United Nations Oil-for-Food Program totaling approximately €600,000, which were subsequently deposited by third parties into Iraqi-controlled bank accounts. These payments were not authorized under the United Nations Oil-for-Food Program and were not properly documented in the foreign subsidiaries’ accounting records, but were expensed as paid.
We negotiated a settlement with the SEC in which, without admitting or denying the SEC’s allegations, we: (i) entered into a stipulated judgment enjoining us from future violations of the internal control and recordkeeping provisions of the federal securities laws; (ii) paid disgorgement of $2,720,861 plus prejudgment interest of $853,364; and (iii) paid a civil money penalty of $3 million.
Separately, we negotiated a resolution with the DOJ. The resolution results in a deferred prosecution agreement under which we paid a monetary penalty of $4,000,000.
Concerning the Dutch and French investigations, the Dutch investigation has concluded and has been resolved by the Dutch subsidiary paying a penalty of approximately €265,000. We understand the French investigation is still ongoing, and, accordingly, we cannot predict the outcome of the French investigation at this time.
We recorded expenses of approximately $11 million during 2007 for case resolution costs and related legal fees in the foregoing “Oil-for-Food” matters. We currently do not expect to incur further case resolution costs in this matter; however, if the French authorities take enforcement action against us with regard to its investigation, we may be subject to additional monetary and non-monetary penalties.

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
In addition to the governmental investigations referenced above, on June 27, 2008, the Republic of Iraq filed a civil suit in federal court in Manhattan against numerous participants in the United Nations Oil-for-Food Program, including Flowserve and our two foreign subsidiaries that participated in the program. We intend to vigorously contest the suit, and we believe that we have valid defenses to the claims asserted. However, we cannot predict the outcome of the suit at the present time or whether the resolution of this suit will have a material adverse financial impact on our company.
Export Compliance
In March 2006, we initiated a voluntary process to determine our compliance posture with respect to U.S. export control and economic sanctions laws and regulations. Upon initial investigation, it appeared that some product transactions and technology transfers were not handled in full compliance with U.S. export control laws and regulations. As a result, in conjunction with outside counsel, we are currently involved in a voluntary systematic process to conduct further review, validation and voluntary disclosure of apparent export violations discovered as part of this review process. We have substantially completed the site visits scheduled as part of this voluntary disclosure process, but currently believe the overall process will not be complete and the results of site visits will not be fully analyzed until the end of 2008, given the complexity of the export laws and the current global scope of the investigation. Any apparent violations of U.S. export control laws and regulations that are identified, confirmed and disclosed to the U.S. government may result in civil or criminal penalties, including fines and/or other penalties. Although companies making voluntary export disclosures have historically received reduced penalties and certain mitigating credits, legislation enacted on October 16, 2007 increased the maximum civil penalty for certain export control violations (assessed on a per-shipment basis) to the greater of $250,000 or twice the value of the transaction. While the Department of Commerce has stated that companies that had initiated voluntary self-disclosures prior to the enactment of this legislation generally would not be subjected to enhanced penalties retroactively, we are unable to determine at this time how other U.S. government agencies will apply this enhanced penalty legislation. Because our review process remains ongoing, we are currently unable to definitively determine the full extent of any apparent violations or the nature or total amount of penalties to which we might be subject in the future.
Other
We are currently involved as a potentially responsible party at four former public waste disposal sites that may be subject to remediation under pending government procedures. The sites are in various stages of evaluation by federal and state environmental authorities. The projected cost of remediation at these sites, as well as our alleged “fair share” allocation, will remain uncertain until all studies have been completed and the parties have either negotiated an amicable resolution or the matter has been judicially resolved. At each site, there are many other parties who have similarly been identified, and the identification and location of additional parties is continuing under applicable federal or state law. Many of the other parties identified are financially strong and solvent companies that appear able to pay their share of the remediation costs. Based on our information about the waste disposal practices at these sites and the environmental regulatory process in general, we believe that it is likely that ultimate remediation liability costs for each site will be apportioned among all liable parties, including site owners and waste transporters, according to the volumes and/or toxicity of the wastes shown to have been disposed of at the sites. We believe that our exposure for existing disposal sites will be less than $100,000.
In addition to the above public disposal sites, we have received a Clean Up Notice on September 17, 2007 with respect to a site in Australia. The site was used for disposal of spent foundry sand. A risk assessment of the site is currently underway, but it will be several months before the assessment is completed. We currently believe that additional remediation costs at the site will not be material.
We are also a defendant in several other lawsuits, including product liability claims, that are insured, subject to the applicable deductibles, arising in the ordinary course of business, and we are also involved in ordinary routine litigation incidental to our business, none of which, either individually or in the aggregate, we believe to be material to our business, operations or overall financial condition. However, litigation is inherently unpredictable, and resolutions or dispositions of claims or lawsuits by settlement or otherwise could have an adverse impact on our operating results or cash flows for the reporting period in which any such resolution or disposition occurs.
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

12. Retirement and Postretirement Benefits
Components of the net periodic cost for retirement and postretirement benefits for the three months ended June 30, 2008 and 2007 were as follows:

	U.S.		Non-U.S.		Postretirement
	Defined Benefit Plans		Defined Benefit Plans		Medical Benefits
(Amounts in millions)	2008	2007	2008	2007	2008	2007
Service cost	$4.2	$3.7	$0.9	$1.0	$—	$—
Interest cost	4.5	4.1	3.4	2.9	1.1	1.0
Expected return on plan assets	(5.4)	(4.3)	(1.5)	(1.8)	—	—
Amortization of unrecognized net loss	1.1	1.4	(0.1)	0.4	0.1	0.3
Amortization of prior service benefit	(0.4)	(0.3)	0.2	—	(0.7)	(1.1)

Net periodic cost recognized	$4.0	$4.6	$2.9	$2.5	$0.5	$0.2

Components of the net periodic cost for retirement and postretirement benefits for the six months ended June 30, 2008 and 2007 were as follows:

	U.S.		Non-U.S.		Postretirement
	Defined Benefit Plans		Defined Benefit Plans		Medical Benefits
(Amounts in millions)	2008	2007	2008	2007	2008	2007
Service cost	$8.6	$7.5	$1.8	$2.1	$—	$0.1
Interest cost	8.9	8.2	6.9	5.8	2.0	1.9
Expected return on plan assets	(10.1)	(8.6)	(2.9)	(3.7)	—	—
Amortization of unrecognized net loss	2.2	2.9	—	0.8	0.1	0.5
Amortization of prior service benefit	(0.7)	(0.7)	0.2	—	(1.3)	(2.1)

Net periodic cost recognized	$8.9	$9.3	$6.0	$5.0	$0.8	$0.4

See additional discussion of our retirement and postretirement benefits in Note 12 to our consolidated financial statements included in our 2007 Annual Report.
13. Shareholders’ Equity
On February 29, 2008, our Board of Directors authorized an increase in our quarterly cash dividend to $0.25 per share from $0.15 per share, effective for the first quarter of 2008. Generally, our dividends are declared in the last month of the quarter, and paid the following month.
On February 26, 2008, our Board of Directors authorized a program to repurchase up to $300.0 million of our outstanding common stock over an unspecified time period. The program commenced in the second quarter of 2008, and we repurchased 0.3 million shares for $35.0 million during the three months ended June 30, 2008.
14. Income Taxes
For the three months ended June 30, 2008, we earned $161.0 million before taxes and provided for income taxes of $38.2 million, resulting in an effective tax rate of 23.7%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended June, 2008 primarily due to the net favorable impact of foreign operations, a favorable tax ruling in Luxembourg of $2.7 million and net changes in uncertain tax positions of $6.3 million. For the six months ended June 30, 2008, we earned $286.2 million before taxes and provided for income taxes of $75.3 million, resulting in an effective tax rate of 26.3%. The effective tax rate varied from the U.S. federal statutory rate for the six months ended June 30, 2008 primarily due to the net favorable impact of foreign operations, a favorable tax ruling in Luxembourg of $2.7 million and net changes in uncertain tax positions of $6.3 million.

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
In July 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information.
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
As of June 30, 2008, the amount of unrecognized tax benefits has not materially changed from December 31, 2007 as the decreases in unrecognized tax benefits in the current year due to statute closures and audit settlements are primarily offset by increases due to currency adjustments and interest accruals on existing unrecognized tax benefit balances. With limited exception, we are no longer subject to U.S. federal, state and local income tax audits for years through 2003 or non-U.S. income tax audits for years through 2002. We are currently under examination for various years in the United States, Italy, Canada, Venezuela and Argentina.
It is reasonably possible that within the next 12 months the effective tax rate will be impacted by the resolution of some or all of the matters audited by various taxing authorities, including the previously unrecognized tax benefit associated with the one-time repatriation of foreign profits in 2004. It is also reasonably possible that we will have the statute of limitations close in various taxing jurisdictions within the next 12 months. As such, we estimate we could record a reduction in our tax expense of approximately $9 million to $25 million within the next 12 months.
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
Three Months Ended June 30, 2008

				Subtotal -
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in thousands)	Pump	Control	Solutions	Segments	All Other	Total
Sales to external customers	$632,634	$368,593	$155,115	$1,156,342	$1,263	$1,157,605
Intersegment sales	590	1,635	18,915	21,140	(21,140)	—
Segment operating income	103,446	62,757	37,515	203,718	(32,137)	171,581
Three Months Ended June 30, 2007

				Subtotal -
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in thousands)	Pump	Control	Solutions	Segments	All Other	Total
Sales to external customers	$524,605	$283,147	$121,728	$929,480	$1,197	$930,677
Intersegment sales	574	1,906	12,759	15,239	(15,239)	—
Segment operating income	65,240	41,091	25,876	132,207	(35,299)	96,908
Six Months Ended June 30, 2008

				Subtotal -
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in thousands)	Pump	Control	Solutions	Segments	All Other	Total
Sales to external customers	$1,193,169	$667,394	$287,719	$2,148,282	$2,642	$2,150,924
Intersegment sales	1,165	3,152	36,905	41,222	(41,222)	—
Segment operating income	181,819	105,956	63,854	351,629	(61,358)	290,271
Six Months Ended June 30, 2007

				Subtotal -
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in thousands)	Pump	Control	Solutions	Segments	All Other	Total
Sales to external customers	$942,834	$550,719	$238,244	$1,731,797	$2,280	$1,734,077
Intersegment sales	1,015	2,962	25,422	29,399	(29,399)	—
Segment operating income	106,976	77,482	51,004	235,462	(71,131)	164,331

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
EXECUTIVE OVERVIEW
We are an established industry leader with a strong product portfolio of pumps, valves, seals, automation and aftermarket services in support of global infrastructure industries, including oil and gas, chemical, power generation and water management, as well as general industrial markets where our products add value. Our products are integral to the movement, control and protection of the flow of materials in our customers’ critical processes. Our business model is influenced by the capital spending of these industries for the placement of new products into service and aftermarket services for existing operations. The worldwide installed base of our products is an important source of aftermarket revenue, where products are expected to ensure the maximum operating time of many key industrial processes. The aftermarket business includes parts, service solutions, product life cycle solutions and other value added services, and is generally a higher margin business and a key component to our profitable growth.
We experienced favorable conditions in 2007 in all of our focus industries, which has continued through the first six months of 2008. Market pricing for crude oil and natural gas, in particular, has supported increased capital investment in the oil and gas market, resulting in many new projects and expansion opportunities, much of which is in the developing areas of the world where new oil and gas reserves are under development. We have seen an increase in investment in complex recovery reserves, such as tar sands, deepwater and heavy oil, where our products are well positioned. We believe the outlook for our business remains favorable; however, we believe that oil and gas prices will fluctuate in the future and such volatility could have a negative impact on our business in some or all of the geographical areas in which we conduct business.
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
RESULTS OF OPERATIONS — Three and six months ended June 30, 2008 and 2007
As discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, FPD acquired the remaining 50% interest in Niigata, a Japanese manufacturer of pumps and other rotating equipment, effective March 1, 2008, for $2.4 million in cash. The incremental interest acquired was accounted for as a step acquisition and Niigata’s results of operations have been consolidated since the date of acquisition. Prior to this transaction, our 50% interest in Niigata was recorded using the equity method of accounting. No pro forma information has been provided due to immateriality.

Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended June 30,
(Amounts in millions)	2008	2007
Bookings	$1,310.6	$1,053.3
Sales	1,157.6	930.7

	Six Months Ended June 30,
(Amounts in millions)	2008	2007
Bookings	$2,740.0	$2,142.1
Sales	2,150.9	1,734.1
We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacture, service or support. Bookings for the three months ended June 30, 2008 increased by $257.3 million, or 24.4%, as compared with the same period in 2007. The increase includes currency benefits of approximately $97 million. The increase is attributable to strength in the power and chemical markets, especially in FPD and FCD, primarily in Europe, the Middle East and Africa (“EMA”) and North America, as well as $16.1 million in bookings provided by Niigata.
Bookings for the six months ended June 30, 2008 increased by $597.9 million, or 27.9%, as compared with the same period in 2007. The increase includes currency benefits of approximately $205 million. The increase is attributable to strength in the chemical and general industries across all of our divisions and strength in the power industry in FPD and FCD, as well as $25.4 million in bookings provided by Niigata.
Sales for the three months ended June 30, 2008 increased by $226.9 million, or 24.4%, as compared with the same period in 2007. The increase includes currency benefits of approximately $85 million. The increase is attributable to strength in the oil and gas market, especially in FPD, primarily in EMA and Asia Pacific, including $29.1 million in sales provided by Niigata, and strength across the power and chemical markets in FCD.
Sales for the six months ended June 30, 2008 increased by $416.8 million, or 24.0%, as compared with the same period in 2007. The increase includes currency benefits of approximately $155 million. The increase is attributable to strength in the oil and gas market in FPD, primarily in EMA and Asia Pacific, including $38.2 million in sales provided by Niigata, and growth in the power and chemical markets, especially in FCD.
Net sales to international customers, including export sales from the U.S., were approximately 69% and 68% of consolidated sales for the three and six months ended June 30, 2008, respectively, compared with approximately 66% and 65% for the same periods in 2007.
Backlog represents the aggregate value of uncompleted customer orders. Backlog of $3,047.3 million at June 30, 2008 increased by $770.7 million, or 33.9%, as compared with December 31, 2007. Currency effects provided an increase of approximately $111 million. The increase reflects growth in orders for large engineered products, which naturally have longer lead times, and $89.0 million related to the acquisition of Niigata.
Gross Profit and Gross Profit Margin

	Three Months Ended June 30,
(Amounts in millions)	2008	2007
Gross profit	$418.0	$302.4
Gross profit margin	36.1%	32.5%

	Six Months Ended June 30,
(Amounts in millions)	2008	2007
Gross profit	$763.8	$567.9
Gross profit margin	35.5%	32.7%

Gross profit for the three months ended June 30, 2008 increased by $115.6 million, or 38.2%, as compared with the same period in 2007. Gross profit margin for the three months ended June 30, 2008 of 36.1% increased from 32.5% for the same period in 2007. The increase is primarily attributable to FPD, whose gross profit margin increased due primarily to improved original equipment pricing implemented in 2007 and an increased aftermarket mix, as well as specialty pumps produced during the period.
Gross profit for the six months ended June 30, 2008 increased by $195.9 million, or 34.5%, as compared with the same period in 2007. Gross profit margin for the six months ended June 30, 2008 of 35.5% increased from 32.7% for the same period in 2007. The increase is primarily attributable to FPD, whose gross profit margin increased due primarily to improved original equipment pricing implemented in 2007 and an increased aftermarket mix, as well as specialty pumps produced during the period.
Selling, General and Administrative Expense (“SG&A”)

	Three Months Ended June 30,
(Amounts in millions)	2008	2007
SG&A expense	$250.9	$209.5
SG&A expense as a percentage of sales	21.7%	22.5%

	Six Months Ended June 30,
(Amounts in millions)	2008	2007
SG&A expense	$484.0	$413.1
SG&A expense as a percentage of sales	22.5%	23.8%
SG&A for the three months ended June 30, 2008 increased by $41.4 million, or 19.8%, as compared with the same period in 2007. Currency effects yielded an increase of approximately $14 million. The increase in SG&A is primarily attributable to a $23.1 million increase in selling and marketing-related expenses, in support of increased bookings and sales and overall business growth. The increase is also attributable to a $17.8 million increase in other employees related costs due to annual and long-term incentive compensation plans, including equity compensation, arising from improved performance and higher stock price and annual merit increases. SG&A as a percentage of sales for the three months ended June 30, 2008 of 21.7% improved 80 basis points as compared with the same period in 2007. The improvement is primarily attributable to leverage from higher sales, as well as ongoing efforts to contain costs.
SG&A for the six months ended June 30, 2008 increased by $70.9 million, or 17.2%, as compared with the same period in 2007. Currency effects yielded an increase of approximately $26 million. The increase in SG&A is primarily attributable to a $41.1 million increase in selling and marketing-related expenses, in support of increased bookings and sales and overall business growth. The increase is also attributable to a $32.2 million increase in other employees related costs due to annual and long-term incentive compensation plans, including equity compensation, arising from improved performance and higher stock price and annual merit increases, partially offset by a $11.2 million decrease in legal fees and expenses. SG&A as a percentage of sales for the six months ended June 30, 2008 of 22.5% improved 130 basis points as compared with the same period in 2007. The improvement is primarily attributable to leverage from higher sales, as well as ongoing efforts to contain costs.
Net Earnings from Affiliates

	Three Months Ended June 30,
(Amounts in millions)	2008	2007
Net earnings from affiliates	$4.5	$4.0

	Six Months Ended June 30,
(Amounts in millions)	2008	2007
Net earnings from affiliates	$10.5	$9.6
Net earnings from affiliates for the three months ended June 30, 2008 increased by $0.5 million, or 12.5%, as compared with the same period in 2007. Net earnings from affiliates represents our joint venture interests in Asia Pacific and the Middle East. The improvement in earnings is primarily attributable to our FCD joint venture in India, which is experiencing growth in the oil and gas market in the Middle East.
Net earnings from affiliates for the six months ended June 30, 2008 increased by $0.9 million, or 9.4%, as compared with the same period in 2007. The improvement in earnings is primarily attributable to our FCD joint venture in India, partially offset by the impact of the consolidation of Niigata in the first quarter of 2008 when we purchased the remaining 50% interest.

As discussed above, effective March 1, 2008, we purchased the remaining 50% interest in Niigata, resulting in the full consolidation of Niigata as of that date. Prior to this transaction, our 50% interest was recorded using the equity method of accounting, resulting in only two months of equity earnings from Niigata included herein.
Operating Income and Operating Margin

	Three Months Ended June 30,
(Amounts in millions)	2008	2007
Operating income	$171.6	$96.9
Operating margin	14.8%	10.4%

	Six Months Ended June 30,
(Amounts in millions)	2008	2007
Operating income	$290.3	$164.3
Operating margin	13.5%	9.5%
Operating income for the three months ended June 30, 2008 increased by $74.7 million, or 77.1%, as compared with the same period in 2007. The increase includes currency benefits of approximately $17 million. The increase is primarily a result of the $115.6 million increase in gross profit, partially offset by the $41.4 million increase in SG&A, as discussed above. Operating margin of 14.8% increased 440 basis points, due to improved gross profit and the decline in SG&A as a percentage of sales, as discussed above.
Operating income for the six months ended June 30, 2008 increased by $126.0 million, or 76.7%, as compared with the same period in 2007. The increase includes currency benefits of approximately $30 million. The increase is primarily a result of the $195.9 million increase in gross profit, partially offset by the $70.9 million increase in SG&A, as discussed above. Operating margin of 13.5% increased 400 basis points, due to improved gross profit and the decline in SG&A as a percentage of sales, as discussed above.
Interest Expense and Interest Income

	Three Months Ended June 30,
(Amounts in millions)	2008	2007
Interest expense	$(12.7)	$(15.8)
Interest income	1.6	0.5

	Six Months Ended June 30,
(Amounts in millions)	2008	2007
Interest expense	$(25.6)	$(29.8)
Interest income	4.5	1.6
Interest expense for the three and six months ended June 30, 2008 decreased by $3.1 million and $4.2 million, respectively, as compared with the same periods in 2007. The decreases are primarily attributable to lower average outstanding debt and decreased interest rates. Approximately 67% of our debt was at fixed rates at June 30, 2008, including the effects of $385.0 million of notional interest rate swaps.
Interest income for the three and six months ended June 30, 2008 increased by $1.1 million and $2.9 million, respectively, as compared with the same periods in 2007. The increases are primarily attributable to an increase in the average cash balance.
Other Income, net

	Three Months Ended June 30,
(Amounts in millions)	2008	2007
Other income, net	$0.6	$2.3

	Six Months Ended June 30,
(Amounts in millions)	2008	2007
Other income, net	$17.1	$0.9

Other income, net for the three months ended June 30, 2008 decreased by $1.7 million to $0.6 million as compared with 2007, primarily due to a reduction in transactional gains arising from transactions in currencies other than our sites’ functional currencies.
Other income, net for the six months ended June 30, 2008 increased by $16.2 million to $17.1 million as compared with 2007, primarily due to a $17.8 million increase in gains on forward exchange contracts due to the continued weakening of the U.S. Dollar exchange rate versus the Euro and a $3.4 million gain on the bargain purchase of the remaining 50% interest in Niigata, as discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report. These were partially offset by an increase in transactional losses arising from transactions in currencies other than our sites’ functional currencies.
Tax Expense and Tax Rate

	Three Months Ended June 30,
(Amounts in millions)	2008	2007
Provision for income tax	$38.2	$20.8
Effective tax rate	23.7%	24.7%

	Six Months Ended June 30,
(Amounts in millions)	2008	2007
Provision for income tax	$75.3	$40.2
Effective tax rate	26.3%	29.3%
Our effective tax rate of 23.7% for the three months ended June 30, 2008 decreased from 24.7% for the same period in 2007. Our effective tax rate of 26.3% for the six months ended June 30, 2008 decreased from 29.3% for the same period in 2007. The decrease is primarily due to the net favorable impact of foreign operations, a favorable tax ruling in Luxembourg and the closure of the statute of limitations in various jurisdictions.
Other Comprehensive Income

	Three Months Ended June 30,
(Amounts in millions)	2008	2007
Other comprehensive income	$3.6	$16.1

	Six Months Ended June 30,
(Amounts in millions)	2008	2007
Other comprehensive income	$33.4	$20.5
Other comprehensive income for the three months ended June 30, 2008 decreased by $12.5 million, as compared with the same period in 2007. The decrease primarily reflects the stability of the U.S. Dollar exchange versus the Euro for the three months ended June 30, 2008, as compared with the weakening of the U.S. Dollar exchange rates versus the Euro for the same period in 2007. This was partially offset by improved results from interest rate hedging activity.
Other comprehensive income for the six months ended June 30, 2008 increased by $12.9 million, as compared with the same period in 2007. The increase primarily reflects the weakening of the U.S. Dollar exchange rate versus the Euro, which was more significant during the six months ended June 30, 2008, as compared with the same period in 2007, resulting in a more significant impact on currency translation adjustments.
Business Segments
We conduct our business through three business segments that represent our major product types:
•	FPD for engineered pumps, industrial pumps and related services;

•	FCD for industrial valves, manual valves, control valves, nuclear valves, valve actuators and related services; and

•	FSD for precision mechanical seals and related services.

We evaluate segment performance and allocate resources based on each segment’s operating income. See Note 15 to our condensed consolidated financial statements included in this Quarterly Report for further discussion of our segments. The key operating results for our three business segments, FPD, FCD and FSD, are discussed below.
Flowserve Pump Division
Through FPD, we design, manufacture, distribute and service engineered and industrial pumps and pump systems and submersible motors (collectively referred to as “original equipment” or “OE”). FPD also manufactures replacement parts and related equipment, and provides a full array of support services (collectively referred to as “aftermarket”). FPD has 29 manufacturing facilities worldwide, eight of which are located in North America, 11 in Europe, four in Latin America and six in Asia. FPD also has 77 service centers, including those co-located in a manufacturing facility, in 24 countries.
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

	Three Months Ended June 30,
(Amounts in millions)	2008	2007
Bookings	$736.4	$616.2
Sales	633.2	525.2
Gross profit	206.0	144.1
Gross profit margin	32.5%	27.4%
Operating income	103.4	65.2
Operating margin	16.3%	12.4%

	Six Months Ended June 30,
(Amounts in millions)	2008	2007
Bookings	$1,626.7	$1,274.4
Sales	1,194.3	943.8
Gross profit	380.6	261.1
Gross profit margin	31.9%	27.7%
Operating income	181.8	107.0
Operating margin	15.2%	11.3%
Bookings for the three months ended June 30, 2008 increased by $120.2 million, or 19.5%, as compared with the same period in 2007. The increase includes currency benefits of approximately $58 million. Bookings for original equipment increased approximately 17% and represented more than 56% of the total bookings increase. Aftermarket bookings increased approximately 24%. Original equipment bookings strength was driven by the power, oil and gas and general industries. Aftermarket bookings were driven by the water, power, chemical and general industries. EMA and North America bookings increased by $73.7 million (including currency benefits of approximately $48 million) and $30.3 million, respectively. The bookings growth in EMA was primarily driven by higher original equipment bookings. Aftermarket bookings increased in both EMA and North America. Niigata provided an increase of $16.1 million in bookings.
Bookings for the six months ended June 30, 2008 increased by $352.3 million, or 27.6%, as compared with the same period in 2007. The increase includes currency benefits of approximately $129 million. Bookings for original equipment increased approximately 31% and represented more than 73% of the total bookings increase. Aftermarket bookings increased approximately 21%. Original equipment bookings strength was driven by the power, water and general industries. Overall aftermarket bookings were driven by the power, chemical and general industries. EMA and North America bookings increased $225.3 million (including currency benefits of approximately $107 million) and $81.1 million, respectively. The bookings growth in EMA and North America was primarily driven by higher aftermarket orders. Niigata provided an increase of $25.4 million in bookings.

Sales for the three months ended June 30, 2008 increased by $108.0 million, or 20.6%, as compared with the same period in 2007. The increase includes currency benefits of approximately $49 million. EMA and Asia Pacific sales increased $51.4 million (including currency benefits of approximately $38 million), and $31.1 million (including currency benefits of approximately $7 million), respectively. Both original equipment and aftermarket sales show continued strength, increasing approximately 17% and 29%, respectively, compared with the same period in 2007. The primary driver of this improvement has been the continued strength of the oil and gas industry over the past year. The increase is also attributable to increased throughput, resulting from capacity expansion, price increases implemented in 2007 and sales of $29.1 million provided by Niigata.
Sales for the six months ended June 30, 2008 increased by $250.5 million, or 26.5%, as compared with the same period in 2007. The increase includes currency benefits of approximately $92 million. EMA, Asia Pacific and North American sales increased $140.1 million (including currency benefits of approximately $71 million), $52.1 million (including currency benefits of approximately $12 million), and $44.0 million, respectively. Both original equipment and aftermarket sales show continued strength, increasing approximately 23% and 32%, respectively, as compared with the same period in 2007, driven primarily by the continued strength of the oil and gas industry. The increase is also attributable to increased throughput, resulting from capacity expansion, price increases implemented in 2007 and sales of $38.2 million provided by Niigata.
Gross profit for the three months ended June 30, 2008 increased by $61.9 million, or 43.0%, as compared with the same period in 2007, and includes gross profit attributable to Niigata of $4.8 million. Gross profit margin for the three months ended June 30, 2008 of 32.5% increased from 27.4% for the same period in 2007. The increase is attributable to improved original equipment pricing implemented in 2007, increased aftermarket mix, improved capacity utilization and improved absorption of fixed manufacturing costs resulting from higher sales. Additionally, gross profit margin was favorably impacted by specialty pumps produced during the period. While both original equipment and aftermarket sales increased, aftermarket sales growth exceeded that of original equipment during the period, as a result of our end-user strategy. As a result, improved aftermarket sales increased to approximately 41% of total sales as compared with 39% of total sales for the same period in 2007. Aftermarket generally carries a higher margin than original equipment.
Gross profit for the six months ended June 30, 2008 increased by $119.5 million, or 45.8%, as compared with the same period in 2007, and includes gross profit attributable to Niigata of $7.6 million. Gross profit margin for the six months ended June 30, 2008 of 31.9% increased from 27.7% for the same period in 2007. The increase is attributable to improved original equipment pricing implemented in 2007, increased aftermarket mix, improved capacity utilization and improved absorption of fixed manufacturing costs resulting from higher sales. Additionally, gross profit margin was favorably impacted by specialty pumps produced during the second quarter. While both original equipment and aftermarket sales increased, aftermarket sales growth exceeded that of original equipment during the period, as a result of our end-user strategy. As a result, aftermarket sales increased to approximately 42% of total sales as compared with 40% of total sales for the same period in 2007. Aftermarket generally carries a higher margin than original equipment.
Operating income for the three months ended June 30, 2008 increased by $38.2 million, or 58.6%, as compared with the same period in 2007. The increase includes currency benefits of approximately $9 million. The increase was due primarily to increased gross profit of $61.9 million, partially offset by a $23.8 million increase in SG&A (including negative currency effects of approximately $6 million) primarily related to increased selling and marketing-related expenses in support of increased bookings and sales, approximately $7 million of SG&A incurred by Niigata and related integration costs and increased incentive compensation arising from improved performance. Operating margin increased 390 basis points due to the increase in gross margin of 510 basis points discussed above, partially offset by an increase in SG&A as a percentage of sales of 120 basis points. The increase in SG&A as a percentage of sales resulted primarily from costs incurred for the integration of Niigata and increased incentive compensation arising from improved performance.
Operating income for the six months ended June 30, 2008 increased by $74.8 million, or 69.9%, as compared with the same period in 2007. The increase includes currency benefits of approximately $17 million. The increase was due primarily to increased gross profit of $119.5 million, partially offset by a $43.5 million increase in SG&A (including negative currency effects of approximately $12 million) primarily related to increased selling and marketing-related expenses in support of increased bookings and sales and approximately $8 million of SG&A incurred by Niigata and related integration costs. Operating margin increased 390 basis points due to the increase in gross margin of 420 basis points discussed above.
Backlog of $2,371.8 million at June 30, 2008 increased by $596.5 million, or 33.6%, as compared with December 31, 2007. Currency effects provided an increase of approximately $93 million. Backlog growth is a result of an extended period of bookings growth combined with longer supplier and customer lead times, growth in the size of projects and $89.0 million related to the acquisition of Niigata.

Flow Control Division
Our second largest business segment is FCD, which designs, manufactures and distributes a broad portfolio of engineered and industrial valves, control valves, actuators, controls and related services. FCD leverages its experience and application know-how by offering a complete menu of engineered services to complement its expansive product portfolio. FCD has a total of 41 manufacturing and service facilities in 19 countries around the world, with only five of its 21 manufacturing operations located in the U.S.

	Three Months Ended June 30,
(Amounts in millions)	2008	2007
Bookings	$429.6	$314.9
Sales	370.2	285.1
Gross profit	132.9	101.4
Gross profit margin	35.9%	35.6%
Operating income	62.8	41.1
Operating margin	17.0%	14.4%

	Six Months Ended June 30,
(Amounts in millions)	2008	2007
Bookings	$819.5	$624.0
Sales	670.5	553.7
Gross profit	239.1	194.5
Gross profit margin	35.7%	35.1%
Operating income	106.0	77.5
Operating margin	15.8%	14.0%
Bookings for the three months ended June 30, 2008 increased $114.7 million, or 36.4%, as compared with the same period in 2007. This increase includes currency benefits of approximately $30 million. The growth in bookings is primarily attributable to continued strength in all our key markets. Bookings in EMA and Asia Pacific increased approximately $47 million and $40 million, respectively, driven by the chemical and power markets, which include coal gasification, acetic acid and nuclear power projects. Additionally, markets in North and Latin America increased approximately $26 million associated with power and oil and gas markets in North America and chemical and pulp and paper markets in Latin America.
Bookings for the six months ended June 30, 2008 increased $195.5 million, or 31.3%, as compared with the same period in 2007. This increase includes currency benefits of approximately $56 million. The growth in bookings is primarily attributable to EMA and Asia Pacific, which increased by approximately $64 million and approximately $73 million, respectively. Additionally, North and Latin America increased approximately $57 million. Key growth markets include chemical and nuclear power.
Sales for the three months ended June 30, 2008 increased $85.1 million, or 29.8%, as compared with the same period in 2007. This increase includes currency benefits of approximately $26 million. Sales in North and Latin America increased approximately $28 million, which was driven by strength in all key markets, especially nuclear power. Sales in EMA increased approximately $32 million and were driven by power and oil and gas markets. Asia Pacific increased approximately $26 million primarily due to projects in coal gasification and chemical markets.
Sales for the six months ended June 30, 2008 increased $116.8 million, or 21.1%, as compared with the same period in 2007. This increase includes currency benefits of approximately $45 million. Sales in the power markets in North America and EMA demonstrated solid growth. Asia Pacific continues to show substantial sales growth in the chemical market, especially in China. Oil and gas market sales reflect steady increases in all regions.
Gross profit for the three months ended June 30, 2008 increased by $31.5 million, or 31.1%, as compared with the same period in 2007. Gross profit margin for the three months ended June 30, 2008 of 35.9% increased from 35.6% for the same period in 2007. This improvement reflects the implementation of price increases and higher sales volumes which favorably impact our absorption of fixed costs. The implementation of various CIP and supply chain initiatives continues to gain traction. Partially offsetting these gains was the inflation in our material costs.
Gross profit for the six months ended June 30, 2008 increased by $44.6 million, or 22.9%, as compared with the same period in 2007. Gross profit margin for the six months ended June 30, 2008 of 35.7% increased from 35.1% for the same period in 2007. This increase reflects higher sales levels, which favorably impacts our absorption of fixed manufacturing costs. The impact of metal price increases and transportation fuel surcharges have been minimized through supply chain initiatives. Price increases, CIP, investment in new products and increased absorption continue to drive margin improvement and offset the inflationary impact of our other raw materials.

Operating income for the three months ended June 30, 2008 increased by $21.7 million, or 52.8%, as compared with the same period in 2007. This increase includes currency benefits of approximately $5 million. The increase is principally attributable to $31.5 million improvement in gross profit, offset in part by higher SG&A, which increased $10.3 million (including negative currency effects of approximately $5 million) as compared with the same period in 2007. Increased SG&A is primarily due to $7.6 million in higher selling costs and $1.6 million in increased research and development costs, partially offset by the reversal of a net $2.3 million accrual due to a contract settlement. SG&A as a percentage of sales improved 210 basis points, resulting primarily from increased sales, as well as the reversal of the accrual for the contract settlement.
Operating income for the six months ended June 30, 2008 increased by $28.5 million, or 36.8%, as compared with the same period in 2007. This increase includes currency benefits of approximately $9 million. The increase is principally attributable to $44.6 million improvement in gross profit, offset in part by higher SG&A, which increased $18.5 million (including negative currency effects of approximately $9 million) as compared with the same period in 2007. Increased SG&A is primarily due to $11.9 million in higher selling costs and $3.2 million in increased research and development costs. Partially offsetting these cost increases is a $2.3 million increase in equity income generated by our joint venture in India, which is driven by growth in the oil and gas markets in the Middle East, and the reversal of a net $2.3 million accrual due to a contract settlement. SG&A as a percentage of sales improved 100 basis points, resulting primarily from increased sales, as well as the reversal of the accrual for the contract settlement.
Backlog of $575.9 million at June 30, 2008 increased by $161.2 million, or 38.9%, as compared with December 31, 2007. This increase includes currency benefits of approximately $15 million. The increase in backlog is primarily attributable to bookings growth and larger project business with longer lead times.
Flow Solutions Division
Through FSD, we engineer, manufacture and sell mechanical seals, auxiliary systems and parts, and provide related services, principally to process industries and general industrial markets, with similar products sold internally in support of FPD. FSD has nine manufacturing operations, four of which are located in the U.S. FSD operates 70 QRCs worldwide (including five that are co-located in a manufacturing facility), including 24 sites in North America, 18 in Europe, and the remainder in Latin America and Asia. Our ability to rapidly deliver mechanical sealing technology through global engineering tools, locally-sited QRCs and on-site engineers represents a significant competitive advantage. This business model has enabled FSD to establish a large number of alliances with multi-national customers.

	Three Months Ended June 30,
(Amounts in millions)	2008	2007
Bookings	$169.5	$138.4
Sales	174.0	134.5
Gross profit	79.6	61.2
Gross profit margin	45.7%	45.5%
Operating income	37.5	25.9
Operating margin	21.6%	19.2%

	Six Months Ended June 30,
(Amounts in millions)	2008	2007
Bookings	$340.8	$279.0
Sales	324.6	263.7
Gross profit	145.6	118.4
Gross profit margin	44.9%	44.9%
Operating income	63.9	51.0
Operating margin	19.7%	19.3%
Bookings for the three months ended June 30, 2008 increased by $31.1 million, or 22.5%, as compared with the same period in 2007. This increase includes currency benefits of approximately $9 million. The increase is due primarily to increased aftermarket bookings in all regions and increased original equipment bookings in EMA and Latin America, as well as a $7.2 million increase in interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above). The oil and gas and chemical markets continue to be our strongest markets.

Bookings for the six months ended June 30, 2008 increased by $61.8 million, or 22.2%, as compared with the same period in 2007. This increase includes currency benefits of approximately $19 million. The increase is due primarily to increased original equipment bookings in EMA, North America and Latin America, as well as a $9.1 million increase in interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above). The oil and gas and chemical markets continue to be our strongest markets.
Sales for the three months ended June 30, 2008 increased by $39.5 million, or 29.4%, as compared with the same period in 2007. This increase includes currency benefits of approximately $9 million. The increase is due primarily to a $33.4 million increase in customer sales. The increase is primarily attributable to EMA and North America, where growth in the chemical and oil and gas markets, respectively, continued to provide solid bookings and sales, as well as a $6.1 million increase in interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above).
Sales for the six months ended June 30, 2008 increased by $60.9 million, or 23.1%, as compared with the same period in 2007. This increase includes currency benefits of approximately $18 million. The increase is due primarily to a $49.5 million increase in customer sales, which is primarily attributable to EMA and North America, where growth in the chemical and oil and gas markets, respectively, provided solid bookings and sales, as well as an $11.4 million increase in interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above).
Gross profit for the three months ended June 30, 2008 increased by $18.4 million, or 30.1%, as compared with the same period in 2007. Gross profit margin for the three months ended June 30, 2008 of 45.7% increased from 45.5% for the same period in 2007. The improvement is a result of increased sales, which favorably impacts our absorption of fixed costs, as well as the impact of cost savings initiatives. This was partially offset by a sales mix shift to lower margin original equipment business in EMA, Latin America and North America, which negatively impacted gross margins. Increases in materials costs have been largely offset through supply chain management efforts and price increases in mid-2007 and early 2008.
Gross profit for the six months ended June 30, 2008 increased by $27.2 million, or 23.0%, as compared with the same period in 2007. Gross profit margin for the six months ended June 30, 2008 of 44.9% was comparable to the same period in 2007. Increased sales, which favorably impact our absorption of fixed costs, and cost savings initiatives were offset by a sales mix shift to lower margin original equipment business in EMA, Latin America and North America. Increases in materials costs have been largely offset through supply chain management efforts and price increases in mid-2007 and early 2008.
Operating income for the three months ended June 30, 2008 increased by $11.6 million, or 44.8%, as compared with the same period in 2007. This increase includes currency benefits of approximately $3 million. The increase is due to the $18.4 million increase in gross profit mentioned above, partially offset by a net $6.9 million increase in SG&A (including negative currency effects of approximately $3 million) due primarily to continued investment in our global engineering and sales teams and increases in infrastructure to support the global growth of our business. The increase in SG&A was partially offset by the receipt of a $1.3 million legal settlement, as well as a reduction in other legal fees and expenses. SG&A as a percentage of sales improved 230 basis points, resulting primarily from increased sales, as well as the receipt of the legal settlement.
Operating income for the six months ended June 30, 2008 increased by $12.9 million, or 25.3%, as compared with the same period in 2007. This increase includes currency benefits of approximately $5 million. The increase is due to the $27.2 million increase in gross profit mentioned above, partially offset by a net $14.3 million increase in SG&A (including negative currency effects of approximately $5 million) due primarily to continued investment in our global engineering and sales teams and increases in infrastructure to support the global growth of our business. The increase in SG&A was partially offset by the receipt of a $1.3 million legal settlement, as well as a reduction in other legal fees and expenses. SG&A as a percentage of sales improved 70 basis points, resulting primarily from increased sales, as well as the receipt of the legal settlement.
Backlog of $129.3 million at June 30, 2008 increased by $19.9 million, or 18.2%, as compared with December 31, 2007. Currency effects provided an increase of approximately $4 million. Backlog at June 30, 2008 and December 31, 2007 includes $22.9 million and $18.1 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above). Backlog growth is primarily a result of growth in original equipment bookings with longer lead times. Capacity expansions were completed in 2007, and additional capacity expansions continued through the first six months of 2008 to support increased throughput in all regions.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis

	Six Months Ended June 30,
(Amounts in millions)	2008	2007
Net cash flows used by operating activities	$(178.3)	$(61.7)
Net cash flows used by investing activities	(33.2)	(43.8)
Net cash flows (used) provided by financing activities	(30.0)	84.2
Existing cash, cash generated by operations and borrowings available under our existing revolving credit facility are our primary sources of short-term liquidity. Our cash balance at June 30, 2008 was $136.7 million, as compared with $370.6 million at December 31, 2007. The decrease in cash primarily reflects a $176.9 million decrease in cash flows from working capital, a $50.4 million contribution to our U.S. pension plan, capital expenditures of $37.3 million and share repurchases of $35.0 million, partially offset by a $114.1 million increase in net income.
The cash flows used by operating activities for the first six months of 2008 primarily reflect a $114.1 million increase in net income, offset by a $176.9 million decrease in cash flows from working capital, primarily due to higher inventory of $165.2 million, especially project-related inventory required to support future shipments of products in backlog, and higher accounts receivable of $211.0 million, resulting primarily from increased sales and a $67.4 million reduction in factored receivables. During the six months ended June 30, 2008, we contributed $50.4 million to our U.S. pension plan.
Our goal for days’ sales receivables outstanding (“DSO”) is 60 days. As of June 30, 2008, we achieved a DSO of 72 days as compared with 64 days as of June 30, 2007. The increase in DSO is partially attributable to the termination of our major factoring agreements, as discussed below in “Accounts Receivable Factoring” and in Note 7 to our condensed consolidated financial statements included in this Quarterly Report. For reference purposes, based on 2008 sales, an improvement of one day could provide approximately $13 million in cash flow. Increases in inventory used $165.2 million of cash flow for the six months ended June 30, 2008 compared with $120.6 million for the same period in 2007. Inventory turns were 3.3 times as of June 30, 2008, compared with 3.7 times as of June 30, 2007, reflecting the increase in inventory, partially offset by the increase in sales. Our calculation of inventory turns does not reflect the impact of advanced cash received from our customers. For reference purposes, based on 2008 data, an improvement of one turn could yield approximately $207 million in cash flow.
Cash flows used by investing activities during the six months ended June 30, 2008 were $33.2 million, as compared with $43.8 million for the same period in 2007. Capital expenditures during the six months ended June 30, 2008 were $37.7 million, a decrease of $7.8 million as compared with the same period in 2007.
Cash flows used by financing activities during the six months ended June 30, 2008 were $30.0 million, as compared with $84.2 million of cash flows provided in the same period in 2007. Cash outflows in 2008 resulted primarily from the repurchase of common shares for $35.0 million and the payment of $23.0 million in dividends. These were partially offset by inflows of $9.9 million from the exercise of stock options and $10.8 million in other borrowings. Cash inflows in 2007 were due primarily to $115.0 million in borrowings under our revolving line of credit and $12.6 million from the exercise of stock options. The borrowings were used primarily to fund working capital needs, share repurchases and increased capital spending. Cash outflows in 2007 included the repurchase of common shares for $44.8 million and dividend payments of $8.6 million.
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
On February 26, 2008 our Board of Directors authorized a program to repurchase up to $300.0 million of our outstanding common stock over an unspecified time period. The program commenced in the second quarter of 2008, and we repurchased 0.3 million shares for $35.0 million during the three months ended June 30, 2008.
On February 29, 2008, our Board of Directors authorized an increase in our quarterly cash dividend to $0.25 per share from $0.15 per share, effective for the first quarter of 2008. Generally, our dividends are declared in the last month of the quarter, and paid the following month. While we currently intend to pay regular quarterly dividends in the foreseeable future, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on its assessment of our financial condition and business outlook at the applicable time.

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
Capital Expenditures
Capital expenditures were $37.7 million for the six months ended June 30, 2008 compared with $45.5 million for the same period in 2007. Capital expenditures in 2008 and 2007 have focused on capacity expansion, enterprise resource planning application upgrades, information technology infrastructure and cost reduction opportunities. For the full year 2008, our capital expenditures are expected to be between approximately $115 million and $125 million. Certain of our facilities may face capacity constraints in the foreseeable future, which may lead to higher capital expenditure levels.
Financing
Credit Facilities
Our Credit Facilities, as amended, are comprised of a $600.0 million term loan expiring on August 10, 2012 and a $400.0 million revolving line of credit, which can be utilized to provide up to $300.0 million in letters of credit, expiring on August 12, 2012. At both June 30, 2008 and December 31, 2007, we had no amounts outstanding under the revolving line of credit. We had outstanding letters of credit of $102.3 million and $115.1 million at June 30, 2008 and December 31, 2007, respectively, which reduced borrowing capacity to $297.7 million and $284.9 million, respectively.
Borrowings under our Credit Facilities bear interest at a rate equal to, at our option, either (1) the base rate (which is based on the greater of the prime rate most recently announced by the administrative agent under our Credit Facilities or the Federal Funds rate plus 0.50%) or (2) London Interbank Offered Rate (“LIBOR”) plus an applicable margin determined by reference to the ratio of our total debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), which as of June 30, 2008 was 0.875% and 1.50% for borrowings under our revolving line of credit and term loan, respectively.
We may prepay loans under our Credit Facilities at any time in whole or in part, without premium or penalty. During the three and six months ended June 30, 2008, we made scheduled repayments under our Credit Facilities of $1.4 million and $2.8 million, respectively. We have scheduled repayments of $1.4 million due in the each of the next four quarters. Our short-term debt as of June 30, 2008 includes $4.9 million as a result of our acquisition of the remaining 50% of Niigata, which was effective on March 1, 2008.
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
European Letter of Credit Facility
On September 14, 2007, we entered into an unsecured European Letter of Credit Facility (“European LOC”) to issue letters of credit in an aggregate face amount not to exceed €150.0 million at any time, with an initial commitment of €80.0 million. The aggregate commitment of the European LOC may be increased up to €150.0 million as may be agreed among the parties, and may be decreased by us at our option without any premium, fee or penalty. The European LOC is used for contingent obligations solely in respect of surety and performance bonds, bank guarantees and similar obligations. We had outstanding letters of credit drawn on the European LOC of €64.7 million ($101.9 million) and €35.0 million ($51.1 million) as of June 30, 2008 and December 31, 2007, respectively. We pay certain fees for the letters of credit written against the European LOC based upon the ratio of our total debt to consolidated EBITDA. As of June 30, 2008, the annual fees equaled 0.375% plus a fronting fee of 0.1%.
See Note 11 to our consolidated financial statements included in our 2007 Annual Report for a discussion of covenants related to our Credit Facilities and our European LOC. We complied with all covenants through June 30, 2008.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our more critical accounting policies used in the preparation of the consolidated financial statements were discussed in our 2007 Annual Report. These critical policies, for which no significant changes have occurred in the three months ended June 30, 2008, include:
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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. Words or phrases such as, “may,” “should,” “expects,” “could,” “intends,” “plans,” “anticipates,” “estimates,” “believes,” “predicts” or other similar expressions are intended to identify forward-looking statements, which include, without limitation, statements concerning our future financial performance, future debt and financing levels, investment objectives, implications of litigation and regulatory investigations and other management plans for future operations and performance.

The forward-looking statements included in this Quarterly Report are based on our current expectations, projections, estimates and assumptions. These statements are only predictions, not guarantees. Such forward-looking statements are subject to numerous risks and uncertainties that are difficult to predict. These risks and uncertainties may cause actual results to differ materially from what is forecast in such forward-looking statements, and include, without limitation, the following:
•	a portion of our bookings may not lead to completed sales, and our ability to convert bookings into revenues at acceptable profit margins;
•
risks associated with cost overruns on fixed-fee projects and in taking customer orders for large complex custom engineered products requiring sophisticated program management skills and technical expertise for completion;

•	the substantial dependence of our sales on the success of the petroleum, chemical, power and water industries;
•	the adverse impact of volatile raw materials prices on our products and operating margins;
•
economic, political and other risks associated with our international operations, including military actions or trade embargoes that could affect customer markets, particularly Middle Eastern markets and global petroleum producers, and non-compliance with U.S. export/re-export control, foreign corrupt practice laws, economic sanctions and import laws and regulations;

•	our furnishing of products and services to nuclear power plant facilities;
•	potential adverse consequences resulting from litigation to which we are a party, such as litigation involving asbestos-containing material claims;
•	a foreign government investigation regarding our participation in the United Nations Oil-for-Food Program;
•
risks associated with certain of our foreign subsidiaries conducting business operations and sales in certain countries that have been identified by the U.S. State Department as state sponsors of terrorism;

•
our relative geographical profitability and its impact on our utilization of deferred tax assets, including foreign tax credits, and tax liabilities that could result from audits of our tax returns by regulatory authorities in various tax jurisdictions;

•	the potential adverse impact of an impairment in the carrying value of goodwill or other intangibles;
•	our dependence upon third-party suppliers whose failure to perform timely could adversely affect our business operations;
•	our dependence on our customers’ ability to make required capital investment and maintenance expenditures;
•	the highly competitive nature of the markets in which we operate;
•	environmental compliance costs and liabilities;
•	potential work stoppages and other labor matters;
•	our inability to protect our intellectual property in the U.S., as well as in foreign countries; and
•	obligations under our defined benefit pension plans.
These and other risks and uncertainties are more fully discussed in the risk factors identified in “Item 1A. Risk Factors” in Part I of our 2007 Annual Report, and may be identified in our other filings with the SEC and/or press releases from time to time. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We have market risk exposure arising from changes in interest rates and foreign currency exchange rate movements.
Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our Credit Facilities, which bear interest based on floating rates. At June 30, 2008, after the effect of interest rate swaps, we had $167.5 million of variable rate debt obligations outstanding under our Credit Facilities with a weighted average interest rate of 4.31%. A hypothetical change of 100 basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by $0.8 million for the six months ended June 30, 2008.
We are exposed to credit-related losses in the event of non-performance by counterparties to financial instruments, including interest rate swaps, but we currently expect all counterparties will continue to meet their obligations given their creditworthiness. As of June 30, 2008 and December 31, 2007, we had $385.0 million and $395.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties with varying maturities through September 2010.
We employ a foreign currency risk management strategy to minimize potential losses in earnings or cash flows from unfavorable foreign currency exchange rate movements. These strategies also minimize potential gains from favorable exchange rate movements. Foreign currency exposures arise from transactions, including firm commitments and anticipated transactions, denominated in a currency other than an entity’s functional currency and from translation of foreign-denominated assets and liabilities into U.S. Dollars. Based on a sensitivity analysis at June 30, 2008, a 10% change in the foreign currency exchange rates could impact our net income for the three months ended June 30, 2008 by $9.8 million as shown below:

(Amounts in millions)
Euro	$6.4
Singapore dollar	0.7
Indian rupee	0.6
British pound	0.4
Brazil real	0.3
Australian dollar	0.2
Chinese yuan renminbi	0.2
Mexican peso	0.2
Swedish krona	0.2
Canadian dollar	0.1
All other	0.5

Total	$9.8

Exposures are mitigated primarily with foreign currency forward contracts that generally have maturity dates of less than one year. Our policy allows foreign currency coverage only for identifiable foreign currency exposures, and changes in the fair values of these instruments are included in other income (expense), net in the accompanying condensed consolidated statements of income. As of June 30, 2008, we had a U.S. Dollar equivalent of $556.8 million in outstanding forward contracts with third parties, compared with $464.9 million at December 31, 2007.
Generally, we view our investments in foreign subsidiaries from a long-term perspective and, therefore, do not hedge these investments. We use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary.
We realized net gains associated with foreign currency translation of $0.6 million and $15.4 million for the three months ended June 30, 2008 and 2007, respectively, and $34.5 million and $20.1 million for the six months ended June 30, 2008 and 2007, respectively, which are included in other comprehensive income. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of certain forward contracts are included in our consolidated results of operations. We realized foreign currency net (losses) gains of $(0.1) million and $1.5 million for the three months ended June 30, 2008 and 2007, respectively, and $12.3 million and $0.8 million for the six months ended June 30, 2008 and 2007, respectively, which is included in other income, net in the accompanying condensed consolidated statements of income.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2008.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Asbestos-Related Claims
We are a defendant in a large number of pending lawsuits (which include, in many cases, multiple claimants) that seek to recover damages for personal injury allegedly caused by exposure to asbestos-containing products manufactured and/or distributed by us in the past. While the aggregate number of asbestos-related claims against us has declined in recent years, there can be no assurance that this trend will continue. Asbestos-containing materials incorporated into any such products was primarily encapsulated and used only as components of process equipment, and we do not believe that any significant emission of asbestos-containing fibers occurred during the use of this equipment. We believe that a high percentage of the claims are covered by applicable insurance or indemnities from other companies.
Shareholder Litigation — Appeal of Dismissed Class Action Case; Derivative Case Dismissals
In 2003, related lawsuits were filed in federal court in the Northern District of Texas, alleging that we violated federal securities laws. After these cases were consolidated, the lead plaintiff amended its complaint several times. The lead plaintiff’s last pleading was the fifth consolidated amended complaint (the “Complaint”). The Complaint alleged that federal securities violations occurred between February 6, 2001 and September 27, 2002 and named as defendants our company, C. Scott Greer, our former Chairman, President and Chief Executive Officer, Renee J. Hornbaker, our former Vice President and Chief Financial Officer, PricewaterhouseCoopers LLP, our independent registered public accounting firm, and Banc of America Securities LLC and Credit Suisse First Boston LLC, which served as underwriters for our two public stock offerings during the relevant period. The Complaint asserted claims under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 thereunder, and Sections 11 and 15 of the Securities Act. The lead plaintiff sought unspecified compensatory damages, forfeiture by Mr. Greer and Ms. Hornbaker of unspecified incentive-based or equity-based compensation and profits from any stock sales, and recovery of costs. By orders dated November 13, 2007 and January 4, 2008, the court denied the plaintiffs’ motion for class certification and granted summary judgment in favor of the defendants on all claims. The plaintiffs have appealed both rulings to the federal Fifth Circuit Court of Appeals. We will defend vigorously this appeal or any other effort by the plaintiffs to overturn the court’s denial of class certification or its entry of judgment in favor of the defendants.
In 2005, a shareholder derivative lawsuit was filed purportedly on our behalf in the 193rd Judicial District of Dallas County, Texas. The lawsuit originally named as defendants Mr. Greer, Ms. Hornbaker, and former and current board members Hugh K. Coble, George T. Haymaker, Jr., William C. Rusnack, Michael F. Johnston, Charles M. Rampacek, Kevin E. Sheehan, Diane C. Harris, James O. Rollans and Christopher A. Bartlett. We were named as a nominal defendant. Based primarily on the purported misstatements alleged in the above-described federal securities case, the original lawsuit in this action asserted claims against the defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The plaintiff alleged that these purported violations of state law occurred between April 2000 and the date of suit. The plaintiff sought on our behalf an unspecified amount of damages, injunctive relief and/or the imposition of a constructive trust on defendants’ assets, disgorgement of compensation, profits or other benefits received by the defendants from us and recovery of attorneys’ fees and costs. We filed a motion seeking dismissal of the case, and the court thereafter ordered the plaintiffs to replead. On October 11, 2007, the plaintiffs filed an amended petition adding new claims against the following additional defendants: Kathy Giddings, our former Vice-President and Corporate Controller; Bernard G. Rethore, our former Chairman and Chief Executive Officer; Banc of America Securities, LLC and Credit Suisse First Boston, LLC, which served as underwriters for our public stock offerings in November 2001 and April 2002, and PricewaterhouseCoopers, LLP, our independent registered public accounting firm. On April 2, 2008, the lawsuit was dismissed by the court without prejudice at the plaintiffs’ request.
On March 14, 2006, a shareholder derivative lawsuit was filed purportedly on our behalf in federal court in the Northern District of Texas. The lawsuit named as defendants Mr. Greer, Ms. Hornbaker, and former and current board members Mr. Coble, Mr. Haymaker, Mr. Lewis M. Kling, Mr. Rusnack, Mr. Johnston, Mr. Rampacek, Mr. Sheehan, Ms. Harris, Mr. Rollans and Mr. Bartlett. We were named as a nominal defendant. Based primarily on certain of the purported misstatements alleged in the above-described federal securities case, the plaintiff asserted claims against the defendants for breaches of fiduciary duty that purportedly occurred between 2000 and 2004. The plaintiff sought on our behalf an unspecified amount of damages, disgorgement by Mr. Greer and Ms. Hornbaker of salaries, bonuses, restricted stock and stock options and recovery of attorneys’ fees and costs. Pursuant to a motion filed by us, the federal court dismissed that case on March 14, 2007, primarily on the basis that the case was not properly filed in federal court. On or about March 27, 2007, the same plaintiff re-filed essentially the same lawsuit naming the same defendants in the Supreme Court of the State of New York. We believed that this new lawsuit was improperly filed in the Supreme Court of the State of New York and filed a motion seeking dismissal of the case. On January 2, 2008, the court entered an order granting our motion to dismiss all claims and allowed the plaintiffs an opportunity to replead. A notice of entry of the dismissal order was served on the plaintiff on January 15, 2008. To date, the plaintiff has neither filed an amended complaint nor appealed the dismissal order.

United Nations Oil-for-Food Program
We have resolved investigations by the SEC and the Department of Justice (the “DOJ”) relating to products that two of our foreign subsidiaries delivered to Iraq from 1996 through 2003 under the United Nations Oil-for-Food Program. These two foreign subsidiaries have also been contacted by governmental authorities in their respective countries, the Netherlands and France, concerning their involvement in the United Nations Oil-for-Food Program. We engaged outside counsel in February 2006 to conduct an investigation of our foreign subsidiaries’ participation in the United Nations Oil-for-Food program. Our outside counsel’s investigation found evidence that, during the years 2001 through 2003, certain non-U.S. personnel at the two foreign subsidiaries authorized payments in connection with certain of our product sales under the United Nations Oil-for-Food Program totaling approximately €600,000, which were subsequently deposited by third parties into Iraqi-controlled bank accounts. These payments were not authorized under the United Nations Oil-for-Food Program and were not properly documented in the foreign subsidiaries’ accounting records, but were expensed as paid.
We negotiated a settlement with the SEC in which, without admitting or denying the SEC’s allegations, we: (i) entered into a stipulated judgment enjoining us from future violations of the internal control and recordkeeping provisions of the federal securities laws; (ii) paid disgorgement of $2,720,861 plus prejudgment interest of $853,364; and (iii) paid a civil money penalty of $3 million.
Separately, we negotiated a resolution with the DOJ. The resolution results in a deferred prosecution agreement under which we paid a monetary penalty of $4,000,000.
Concerning the Dutch and French investigations, the Dutch investigation has concluded and has been resolved by the Dutch subsidiary paying a penalty of approximately €265,000. We understand the French investigation is still ongoing, and, accordingly, we cannot predict the outcome of the French investigation at this time.
We recorded expenses of approximately $11 million during 2007 for case resolution costs and related legal fees in the foregoing “Oil-for-Food” matters. We currently do not expect to incur further case resolution costs in this matter; however, if the French authorities take enforcement action against us with regard to its investigation, we may be subject to additional monetary and non-monetary penalties.
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
In addition to the governmental investigations referenced above, on June 27, 2008, the Republic of Iraq filed a civil suit in federal court in Manhattan against numerous participants in the United Nations Oil-for-Food Program, including Flowserve and our two foreign subsidiaries that participated in the program. We intend to vigorously contest the suit, and we believe that we have valid defenses to the claims asserted. However, we cannot predict the outcome of the suit at the present time or whether the resolution of this suit will have a material adverse financial impact on our company.
Export Compliance
In March 2006, we initiated a voluntary process to determine our compliance posture with respect to U.S. export control and economic sanctions laws and regulations. Upon initial investigation, it appeared that some product transactions and technology transfers were not handled in full compliance with U.S. export control laws and regulations. As a result, in conjunction with outside counsel, we are currently involved in a voluntary systematic process to conduct further review, validation and voluntary disclosure of apparent export violations discovered as part of this review process. We have substantially completed the site visits scheduled as part of this voluntary disclosure process, but currently believe the overall process will not be complete and the results of site visits will not be fully analyzed until the end of 2008, given the complexity of the export laws and the current global scope of the investigation. Any apparent violations of U.S. export control laws and regulations that are identified, confirmed and disclosed to the U.S. government may result in civil or criminal penalties, including fines and/or other penalties. Although companies making voluntary export disclosures have historically received reduced penalties and certain mitigating credits, legislation enacted on October 16, 2007 increased the maximum civil penalty for certain export control violations (assessed on a per-shipment basis) to the greater of $250,000 or twice the value of the transaction. While the Department of Commerce has stated that companies that had initiated voluntary self-disclosures prior to the enactment of this legislation generally would not be subjected to enhanced penalties retroactively, we are unable to determine at this time how other U.S. government agencies will apply this enhanced penalty legislation. Because our review process remains ongoing, we are currently unable to definitively determine the full extent of any apparent violations or the nature or total amount of penalties to which we might be subject in the future.

Other
We are currently involved as a potentially responsible party at four former public waste disposal sites that may be subject to remediation under pending government procedures. The sites are in various stages of evaluation by federal and state environmental authorities. The projected cost of remediation at these sites, as well as our alleged “fair share” allocation, will remain uncertain until all studies have been completed and the parties have either negotiated an amicable resolution or the matter has been judicially resolved. At each site, there are many other parties who have similarly been identified, and the identification and location of additional parties is continuing under applicable federal or state law. Many of the other parties identified are financially strong and solvent companies that appear able to pay their share of the remediation costs. Based on our information about the waste disposal practices at these sites and the environmental regulatory process in general, we believe that it is likely that ultimate remediation liability costs for each site will be apportioned among all liable parties, including site owners and waste transporters, according to the volumes and/or toxicity of the wastes shown to have been disposed of at the sites. We believe that our exposure for existing disposal sites will be less than $100,000.
In addition to the above public disposal sites, we have received a Clean Up Notice on September 17, 2007 with respect to a site in Australia. The site was used for disposal of spent foundry sand. A risk assessment of the site is currently underway, but it will be several months before the assessment is completed. We currently believe that additional remediation costs at the site will not be material.
We are also a defendant in several other lawsuits, including product liability claims, that are insured, subject to the applicable deductibles, arising in the ordinary course of business, and we are also involved in ordinary routine litigation incidental to our business, none of which, either individually or in the aggregate, we believe to be material to our business, operations or overall financial condition. However, litigation is inherently unpredictable, and resolutions or dispositions of claims or lawsuits by settlement or otherwise could have an adverse impact on our operating results or cash flows for the reporting period in which any such resolution or disposition occurs.
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
Item 1A. Risk Factors.
There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to other information set forth in this Quarterly Report, you should carefully read and consider “Item 1A. Risk Factors” in Part I, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, of our 2007 Annual Report, which discuss significant factors that could materially affect our business, financial condition or operating results.
With the exception of the risk factors set forth below, our current risk factors have not changed materially from the risk factors discussed in our 2007 Annual Report. The risks described in this Quarterly Report, our 2007 Annual Report and in our other SEC filings or press releases from time to time are not the only risks we face. Additional risks and uncertainties are currently deemed immaterial based on management’s assessment of currently available information, which remains subject to change; however, new risks that are currently unknown to us may surface in the future that materially adversely affect our business, financial condition or operating results.
Noncompliance with U.S. export control laws could materially adversely affect our business.
In March 2006, we initiated a voluntary process to determine our compliance posture with respect to U.S. export control and economic sanctions laws and regulations. Upon initial investigation, it appeared that some product transactions and technology transfers were not handled in full compliance with U.S. export control laws and regulations. As a result, in conjunction with outside counsel, we are currently involved in a voluntary, systematic process to conduct further review, validation and voluntary disclosure of apparent export violations discovered as part of this review process. We have made considerable progress with this voluntary review and disclosure process, and we currently anticipate that this review process will be substantially complete, and the resulting voluntary disclosures submitted to U.S. regulatory agencies, by the end of 2008. Any apparent violations of U.S. export control laws and regulations that are identified, confirmed and disclosed to the U.S. government may result in civil or criminal penalties, including fines and/or other penalties.

Although companies making voluntary export disclosures have historically received reduced penalties and certain mitigating credits, legislation enacted on October 16, 2007 increased the maximum civil penalty for certain export control violations (assessed on a per-shipment basis) to the greater of $250,000 or twice the value of the transaction. While the Department of Commerce has stated that companies that had initiated voluntary self-disclosures prior to the enactment of this legislation generally would not be subjected to enhanced penalties retroactively, we are currently unable to determine at this time how other U.S. government agencies will apply this enhanced penalty legislation. Because our review process remains ongoing, we are currently unable to definitively determine the full extent of any apparent violations or the nature or total amount of penalties to which we may be subject in the future.
In addition, we are subject to other risks arising from conducting our international business operations. These include, among other things, risks associated with certain of our foreign subsidiaries autonomously conducting business operations and sales, under their own local authority, with countries that have been designated by the U.S. State Department as state sponsors of terrorism, including Iran, Syria and Sudan. Due to the growing political uncertainties associated with these countries, in 2006, our foreign subsidiaries began a voluntary withdrawal, on a phased basis, from conducting new business in these countries. The aggregate amount of all business done by our foreign subsidiaries in Iran, Syria and Sudan accounted for less than 1% of our consolidated global revenue in 2007. While substantially all new business with these countries has been voluntarily phased out, our foreign subsidiaries may independently continue to honor certain existing contracts, commitments and warranty obligations in compliance with U.S. and other applicable laws and regulations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On February 27, 2008, our Board of Directors authorized a program to repurchase up to $300 million of our outstanding common stock over an unspecified time period. The share repurchase program does not have an expiration date, and we reserve the right to limit or terminate the repurchase program at any time without notice.
The program commenced in the second quarter of 2008, and we have repurchased a total of 0.3 million shares of our common stock for $35.0 million. As of June 30, 2008, we had approximately 56.5 million shares issued and outstanding. The following table sets forth the repurchase data for each of the three months during the quarter ended June 30, 2008:

					Maximum Number of
					Shares (or Approximate
				Total Number of Shares	Dollar Value) That May
			Weighted	Purchased as Part of	Yet Be Purchased Under
	Total Number of		Average Price	Publicly Announced	the Plan
Period	Shares Purchased		Paid per Share	Plan	(in millions)
April 1 – 30	4,861	(1)	$113.71	—	$300.0
May 1 – 31	201,186	(2)	128.62	200,000	274.3
June 1 – 30	67,901	(3)	137.00	67,500	265.0

Total	273,948		$130.43	267,500

(1)	Includes a total of 4,861 shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards at an average price per share of $113.71.

(2)
Includes a total of 74 shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards at an average price per share of $127.13, and includes 1,112 shares of common stock purchased at a price of $122.16 per share by a rabbi trust that we established in connection with our director deferral plans pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

(3)	Includes a total of 401 shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards at an average price per share of $136.26.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
At our annual meeting of shareholders held on May 30, 2008, the shareholders elected to our Board of Directors: (i) John R. Friedery, Joe E. Harlan, Michael F. Johnston and Kevin E. Sheehan, each to serve a three-year term expiring at the 2011 annual meeting of shareholders; and (ii) Gayla J. Delly and Charles M. Rampacek, each to serve a two-year term expiring at the 2010 annual meeting of shareholders. The following table shows the vote tabulation for the shares represented at the meeting:

		Votes
Nominee	Votes For	Withheld	Broker Non-votes
John R. Friedery	53,181,017	575,067	—
Joe E. Harlan	53,444,944	311,140	—
Michael F. Johnston	52,190,974	1,565,110	—
Kevin E. Sheehan	52,286,082	1,470,002	—
Gayla J. Delly	53,192,819	563,265	—
Charles M. Rampacek	53,355,513	400,571	—
Christopher A. Bartlett, whose term expires at the 2010 annual meeting, retired as member of the Board of Directors, effective May 30, 2008.
Additional directors, whose terms of office as directors continued after the meeting, are as follows:

Term expiring in 2009	Term expiring in 2010
Roger L. Fix	William C. Rusnack
Diane C. Harris	Rick J. Mills
Lewis M. Kling
James O. Rollans
Our shareholders also voted to ratify the appointment of PricewaterhouseCoopers LLP to serve as our independent registered public accounting firm for 2008. The following table shows the vote tabulation for the shares represented at the meeting:

Proposal	Votes For	Votes Against	Abstain	Broker Non-votes
Ratification of PricewaterhouseCoopers LLP	52,483,823	1,225,214	47,043	—
Item 5. Other Information.
None.
Item 6. Exhibits.
Set forth below is a list of exhibits included as part of this Quarterly Report:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Flowserve Corporation (incorporated by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K/A as filed with the SEC on August 16, 2006).

3.2	Amended and Restated By-Laws of Flowserve Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on March 12, 2008).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWSERVE CORPORATION
Date: July 30, 2008	/s/ Lewis M. Kling
Lewis M. Kling
President, Chief Executive Officer and Director

Date: July 30, 2008	/s/ Mark A. Blinn
Mark A. Blinn
Senior Vice President, Chief Financial Officer and Latin America Operations

Exhibits Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Flowserve Corporation (incorporated by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K/A as filed with the SEC on August 16, 2006).

3.2	Amended and Restated By-Laws of Flowserve Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on March 12, 2008).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.