Form 10-Q
period 2008-09-30
FLOWSERVE CORP
filed 2008-10-28
CIK 30625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 23, 2008, there were 56,540,605 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,
(Amounts in thousands, except per share data)	2008	2007

Sales	$1,153,592	$919,247
Cost of sales	(748,668)	(605,664)

Gross profit	404,924	313,583
Selling, general and administrative expense	(244,673)	(210,135)
Net earnings from affiliates	3,389	4,781

Operating income	163,640	108,229
Interest expense	(13,105)	(15,332)
Interest income	2,152	919
Other (expense) income, net	(8,690)	1,224

Earnings before income taxes	143,997	95,040
Provision for income taxes	(26,948)	(31,985)

Net earnings	$117,049	$63,055

Earnings per share:
Basic	$2.06	$1.12
Diluted	2.04	1.10

Cash dividends declared per share	$0.25	$0.15
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,
(Amounts in thousands)	2008	2007

Net earnings	$117,049	$63,055

Other comprehensive (expense) income:
Foreign currency translation adjustments, net of tax	(105,060)	24,637
Pension and other postretirement effects, net of tax	2,665	(646)
Cash flow hedging activity, net of tax	901	(2,159)

Other comprehensive (loss) income	(101,494)	21,832

Comprehensive income	$15,555	$84,887

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2008	2007

Sales	$3,304,516	$2,653,325
Cost of sales	(2,135,776)	(1,771,852)

Gross profit	1,168,740	881,473
Selling, general and administrative expense	(728,702)	(623,253)
Net earnings from affiliates	13,873	14,341

Operating income	453,911	272,561
Interest expense	(38,695)	(45,164)
Interest income	6,612	2,490
Other income, net	8,365	2,159

Earnings before income taxes	430,193	232,046
Provision for income taxes	(102,212)	(72,172)

Net earnings	$327,981	$159,874

Earnings per share:
Basic	$5.77	$2.83
Diluted	5.71	2.79

Cash dividends declared per share	$0.75	$0.45
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Nine Months Ended September 30,
(Amounts in thousands)	2008	2007

Net earnings	$327,981	$159,874

Other comprehensive (expense) income:
Foreign currency translation adjustments, net of tax	(70,535)	44,769
Pension and other postretirement effects, net of tax	1,952	(433)
Cash flow hedging activity, net of tax	531	(2,020)

Other comprehensive (loss) income	(68,052)	42,316

Comprehensive income	$259,929	$202,190

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Amounts in thousands, except per share data)	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$153,431	$370,575
Restricted cash	519	2,663
Accounts receivable, net of allowance for doubtful accounts of $17,883 and $14,219, respectively	912,042	666,733
Inventories, net	859,289	680,199
Deferred taxes	86,666	105,221
Prepaid expenses and other	92,665	71,380

Total current assets	2,104,612	1,896,771
Property, plant and equipment, net of accumulated depreciation of $602,429 and $575,280, respectively	493,711	488,892
Goodwill	842,772	853,265
Deferred taxes	54,594	13,816
Other intangible assets, net	125,855	134,734
Other assets, net	123,763	132,943

Total assets	$3,745,307	$3,520,421

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$470,580	$513,169
Accrued liabilities	936,601	723,026
Debt due within one year	21,695	7,181
Deferred taxes	7,906	6,804

Total current liabilities	1,436,782	1,250,180
Long-term debt due after one year	547,191	550,795
Retirement obligations and other liabilities	351,368	426,469
Shareholders’ equity:
Common shares, $1.25 par value	73,474	73,394
Shares authorized — 120,000
Shares issued — 58,779 and 58,715, respectively
Capital in excess of par value	579,009	561,732
Retained earnings	1,059,258	774,366

	1,711,741	1,409,492
Treasury shares, at cost — 2,977 and 2,406 shares, respectively	(219,881)	(101,781)
Deferred compensation obligation	7,542	6,650
Accumulated other comprehensive loss	(89,436)	(21,384)

Total shareholders’ equity	1,409,966	1,292,977

Total liabilities and shareholders’ equity	$3,745,307	$3,520,421

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Amounts in thousands)	2008	2007

Cash flows — Operating activities:
Net earnings	$327,981	$159,874
Adjustments to reconcile net earnings to net cash (used) provided by operating activities:
Depreciation	54,414	49,029
Amortization of intangible and other assets	7,519	7,408
Amortization of deferred loan costs	1,265	1,694
Net gain on disposition of assets	(6,200)	(2,018)
Gain on bargain purchase	(3,400)	—
Excess tax benefits from stock-based compensation arrangements	(16,414)	(8,177)
Stock-based compensation	23,981	19,213
Net earnings from affiliates, net of dividends received	(5,911)	(6,339)
Change in assets and liabilities:
Accounts receivable, net	(280,343)	(119,022)
Inventories, net	(190,292)	(147,729)
Prepaid expenses and other	(26,763)	(34,831)
Other assets, net	7,571	(4,665)
Accounts payable	(32,599)	(24,111)
Accrued liabilities and income taxes payable	212,336	152,866
Retirement obligations and other liabilities	(46,034)	12,531
Net deferred taxes	(31,914)	(10,623)

Net cash flows (used) provided by operating activities	(4,803)	45,100

Cash flows — Investing activities:
Capital expenditures	(72,506)	(60,941)
Proceeds from disposal of assets	7,556	3,906
Change in restricted cash	2,144	(274)

Net cash flows used by investing activities	(62,806)	(57,309)

Cash flows — Financing activities:
Net borrowings under lines of credit	—	58,000
Excess tax benefits from stock-based compensation arrangements	16,414	8,177
Payments on long-term debt	(4,261)	(1,420)
Borrowings (payments) under other financing arrangements	9,644	(4,486)
Repurchase of common shares	(134,997)	(44,798)
Payments of dividends	(37,348)	(17,176)
Proceeds from stock option activity	11,214	13,341

Net cash flows (used) provided by financing activities	(139,334)	11,638
Effect of exchange rate changes on cash	(10,201)	4,678

Net change in cash and cash equivalents	(217,144)	4,107
Cash and cash equivalents at beginning of year	370,575	67,000

Cash and cash equivalents at end of period	$153,431	$71,107

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Accounting Policies
Basis of Presentation
The accompanying condensed consolidated balance sheet as of September 30, 2008, and the related condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007, are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements have been made.
The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 (“Quarterly Report”) are presented as permitted by Regulation S-X, as promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Annual Report”).
Accounting Policies
Significant accounting policies, for which no significant changes have occurred in the three months ended September 30, 2008, are detailed in Note 1 of our 2007 Annual Report.
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
Pronouncements Not Yet Implemented
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree and goodwill acquired, and expands disclosures about business combinations. SFAS No. 141(R) requires the acquirer to recognize changes in valuation allowances on acquired deferred tax assets in operations. These changes in deferred tax benefits were previously recognized through a corresponding reduction to goodwill. With the exception of the provisions regarding acquired deferred taxes and tax contingencies, which are applicable to all business combinations, SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. We do not expect the adoption of SFAS No. 141(R) to have a material impact on our consolidated financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards that require:
•
the ownership interests in subsidiaries held by parties other than the parent to be clearly identified, labeled and presented in the consolidated balance sheet within equity, but separate from the parent’s equity;

•	the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income;

•	changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently;

•	when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary to be initially measured at fair value; and

•	entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.
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
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following approval by the Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of ‘Present Fairly in Conformity With Generally Accepted Accounting Principles’.” We do not expect the adoption of SFAS No. 162 to have a material impact on our consolidated financial condition or results of operations.
In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts.” SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default and clarifies how SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” applies to financial guarantee insurance contracts. SFAS No. 163 is effective for financial statements issued for fiscal years, and all interim periods within those fiscal years, beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. We do not expect the adoption of SFAS No. 163 to have a material impact on our consolidated financial condition or results of operations.
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

2. Acquisition
Flowserve Pump Division acquired the remaining 50% interest in Niigata Worthington Company, Ltd. (“Niigata”), a Japanese manufacturer of pumps and other rotating equipment, effective March 1, 2008, for $2.4 million in cash. The incremental interest acquired was accounted for as a step acquisition and Niigata’s results of operations have been consolidated since the date of acquisition. Prior to this transaction, our 50% interest in Niigata was recorded using the equity method of accounting. Upon consolidation as of the effective date of the acquisition of the remaining 50% interest in Niigata, our balance sheet reflected an increase in cash and debt of $5.7 million and $5.8 million, respectively. The purchase price has been allocated on a preliminary basis to the assets acquired and liabilities assumed based on initial estimates of fair values at the date of the acquisition. We continue to evaluate the initial purchase price allocation, which will be adjusted as additional information relative to the fair values of the assets and liabilities becomes available. The initial estimate of the fair value of the net assets acquired exceeded the cash paid and, accordingly, no goodwill was recognized. This acquisition was accounted for as a bargain purchase, resulting in a gain of $3.4 million, which is included in other income, net in the condensed consolidated statement of income for the nine months ended September 30, 2008 due to immateriality. No pro forma information has been provided due to immateriality.
3. Stock-Based Compensation Plans
Our stock-based compensation includes stock options, restricted stock and other equity-based awards, and is accounted for under SFAS No. 123(R), “Share-Based Payment.” Under this method, we recorded stock-based compensation expense as follows:

	Three Months Ended September 30,
	2008			2007
	Stock	Restricted		Stock	Restricted
(Amounts in millions)	Options	Stock	Total	Options	Stock	Total
Stock-based compensation expense	$0.3	$7.3	$7.6	$0.7	$6.7	$7.4
Related income tax benefit	(0.1)	(2.2)	(2.3)	(0.1)	(2.1)	(2.2)

Net stock-based compensation expense	$0.2	$5.1	$5.3	$0.6	$4.6	$5.2

	Nine Months Ended September 30,
	2008			2007
	Stock	Restricted		Stock	Restricted
(Amounts in millions)	Options	Stock	Total	Options	Stock	Total
Stock-based compensation expense	$1.2	$22.8	$24.0	$2.9	$16.3	$19.2
Related income tax benefit	(0.3)	(6.9)	(7.2)	(0.8)	(5.1)	(5.9)

Net stock-based compensation expense	$0.9	$15.9	$16.8	$2.1	$11.2	$13.3

Stock Options — Information related to stock options issued to officers, other employees and directors under all plans described in Note 7 to our consolidated financial statements included in our 2007 Annual Report is presented in the following table:

	Nine Months Ended September 30, 2008
		Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Life (in years)	Value (in millions)
Number of shares under option:
Outstanding — January 1, 2008	677,193	$36.19
Exercised	(347,322)	33.16
Cancelled	(5,633)	47.47

Outstanding — September 30, 2008	324,238	$39.24	6.5	$16.1

Exercisable — September 30, 2008	209,354	$33.43	6.0	$11.6

No options were granted during the nine months ended September 30, 2008 or 2007. The total fair value of stock options vested during the three months ended September 30, 2008 and 2007 was $1.3 million and $2.6 million, respectively. The total fair value of stock options vested during the nine months ended September 30, 2008 and 2007 was $3.9 million and $5.4 million, respectively. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model.

As of September 30, 2008, we had $0.6 million of unrecognized compensation cost related to outstanding unvested stock option awards, which is expected to be recognized over a weighted-average period of less than 1 year. The total intrinsic value of stock options exercised during the three months ended September 30, 2008 and 2007 was $4.9 million and $5.6 million, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2008 and 2007 was $27.0 million and $21.5 million, respectively.
Restricted Stock — Awards of restricted stock are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted stock. We have unearned compensation of $42.7 million and $25.9 million at September 30, 2008 and December 31, 2007, respectively, which is expected to be recognized over a weighted-average period of less than 2 years. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total fair value of restricted shares and units vested during the three months ended September 30, 2008 and 2007 was $4.1 million and $3.4 million, respectively. The total fair value of restricted shares and units vested during the nine months ended September 30, 2008 and 2007 was $14.9 million and $10.9 million, respectively.
The following table summarizes information regarding restricted stock activity:

	Nine Months Ended September 30, 2008
		Weighted Average
		Grant-Date Fair
	Shares	Value
Number of unvested shares:
Outstanding — January 1, 2008	1,092,178	$47.87
Granted	425,073	101.96
Vested	(376,612)	39.52
Cancelled	(48,951)	66.95

Unvested restricted stock — September 30, 2008	1,091,688	$70.96

Unvested restricted stock outstanding as of September 30, 2008, includes 290,000 shares granted with performance-based vesting provisions. Performance-based restricted stock vests upon the achievement of performance targets, and is issuable in common shares. Our performance targets are based on our average annual return on net assets over a rolling three-year period as compared with the same measure for a defined peer group for the same period. Compensation expense is recognized over a 36-month cliff vesting period based on the fair market value of our common stock on the date of grant, as adjusted for anticipated forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets. Vesting provisions range from 0 to 580,000 shares based on pre-defined performance targets. As of September 30, 2008, we estimate vesting of 580,000 shares based on expected achievement of performance targets.
4. Derivative Instruments and Hedges
We enter into forward exchange contracts to manage our risks associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction. Our risk management and derivatives policy specifies the conditions under which we may enter into derivative contracts. At September 30, 2008 and December 31, 2007, we had $713.5 million and $464.9 million, respectively, of aggregate notional amount in outstanding forward exchange contracts with third parties. At September 30, 2008, the length of forward exchange contracts currently in place ranged from 1 day to 27 months.
The fair market value adjustments of our forward exchange contracts are recognized directly in our current period earnings. The fair value of these outstanding forward contracts at September 30, 2008 and December 31, 2007 was a net liability of $16.5 million and a net asset of $6.6 million, respectively. Net realized and unrealized (losses) gains from the changes in the fair value of these forward contracts of $(19.0) million and $3.5 million, for the three months ended September 30, 2008 and 2007, respectively, and $(0.4) million and $5.1 million, for the nine months ended September 30, 2008 and 2007, respectively, are included in other (expense) income, net in the condensed consolidated statements of income. The significant weakening of the Euro exchange rate versus the United States (“U.S.”) Dollar during the three months ended September 30, 2008 is the primary driver of the net loss from the changes in fair value of forward exchange contracts.
Also as part of our risk management program, we enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. At September 30, 2008 and December 31, 2007, we had $385.0 million and $395.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties. At September 30, 2008, the maximum remaining length of any interest rate contract in place was approximately 27 months. The fair value of the interest rate swap agreements was a net liability of $3.4 million and $4.1 million at September 30, 2008 and December 31, 2007, respectively. Unrealized net gains (losses) from the changes in fair value of our interest rate swap agreements, net of reclassifications, of $1.0 million and $(2.0) million, net of tax, for the three months ended September 30, 2008 and 2007, respectively, and $3.9 million and $(1.9) million, net of tax, for the nine months ended September 30, 2008 and 2007, respectively, are included in other comprehensive (loss) income.

We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under forward exchange contracts and interest rate swap agreements and expect all counterparties to meet their obligations. Our counterparties consist of a diversified group of financial institutions with high credit ratings. We have not experienced credit losses from our counterparties.
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
An asset or a liability’s categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation.
The fair values of our financial instruments at September 30, 2008 were:

(Amounts in thousands)	Total	Level I	Level II	Level III
Derivative assets	$2,987	$—	$2,987	$—
Deferred compensation assets and other investments	15,718	7,404	—	8,314

Total assets	$18,705	$7,404	$2,987	$8,314

(Amounts in thousands)	Total	Level I	Level II	Level III
Derivative liabilities	$23,111	$—	$23,111	$—
Deferred compensation liabilities	3,778	—	—	3,778

Total liabilities	$26,889	$—	$23,111	$3,778

Our Level III inputs are assets and liabilities related to investments and deferred compensation arrangements. When quoted market prices are unavailable, varying valuation techniques are used that reflect our best estimates of the assumptions used by market participants. Common inputs in valuing these assets include securities trade prices, recently reported trades or broker quotes. The value of all Level III assets was $8.3 million, $8.4 million and $9.9 million at September 30, 2008, June 30, 2008 and December 31, 2007, respectively. The value of all Level III liabilities was $3.8 million, $4.0 million, and $4.4 million at September 30, 2008, June 30, 2008 and December 31, 2007, respectively. Changes in these assets and liabilities and their related impact on our condensed consolidated statements of income for the three and nine months ended September 30, 2008 were immaterial.

6. Debt
Debt, including capital lease obligations, consisted of:

	September 30,	December 31,
(Amounts in thousands)	2008	2007

Term Loan, interest rate of 5.22% in 2008 and 6.40% in 2007	$551,118	$555,379
Capital lease obligations and other	17,768	2,597

Debt and capital lease obligations	568,886	557,976
Less amounts due within one year	21,695	7,181

Total debt due after one year	$547,191	$550,795

Credit Facilities
Our credit facilities, as amended, are comprised of a $600.0 million term loan expiring on August 10, 2012 and a $400.0 million committed revolving line of credit, which can be utilized to provide up to $300.0 million in letters of credit, expiring on August 12, 2012. We hereinafter refer to these credit facilities collectively as our “Credit Facilities.” At both September 30, 2008 and December 31, 2007, we had no amounts outstanding under the revolving line of credit. We had outstanding letters of credit of $95.2 million and $115.1 million at September 30, 2008 and December 31, 2007, respectively, which reduced borrowing capacity to $304.8 million and $284.9 million, respectively.
Borrowings under our Credit Facilities bear interest at a rate equal to, at our option, either (1) the base rate (which is based on the greater of the prime rate most recently announced by the administrative agent under our Credit Facilities or the Federal Funds rate plus 0.50%) or (2) London Interbank Offered Rate (“LIBOR”) plus an applicable margin determined by reference to the ratio of our total debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), which as of September 30, 2008 was 0.875% and 1.50% for borrowings under our revolving line of credit and term loan, respectively.
We may prepay loans under our Credit Facilities at any time in whole or in part, without premium or penalty. During the three and nine months ended September 30, 2008, we made scheduled repayments under our Credit Facilities of $1.4 million and $4.3 million, respectively. We have scheduled repayments under our Credit Facilities of $1.4 million due in the each of the next four quarters.
European Letter of Credit Facility
On September 14, 2007, we entered into an unsecured European Letter of Credit Facility (“European LOC Facility”) to issue letters of credit in an aggregate face amount not to exceed €150.0 million at any time. The initial commitment of €80.0 million was increased to €110.0 million, effective September 12, 2008. The aggregate commitment of the European LOC Facility may be increased up to €150.0 million as may be agreed among the parties, and may be decreased by us at our option without any premium, fee or penalty. The European LOC Facility is used for contingent obligations solely in respect of surety and performance bonds, bank guarantees and similar obligations. We had outstanding letters of credit drawn on the European LOC Facility of €87.2 million ($122.8 million) and €35.0 million ($51.1 million) as of September 30, 2008 and December 31, 2007, respectively. We pay certain fees for the letters of credit written against the European LOC Facility based upon the ratio of our total debt to consolidated EBITDA. As of September 30, 2008, the annual fees equaled 0.875% plus a fronting fee of 0.1%.
7. Factoring of Accounts Receivable
Through our European subsidiaries, we engaged in non-recourse factoring of certain accounts receivable. The various agreements had different terms, including options for renewal and mutual termination clauses. Our Credit Facilities, which are described in Note 6 above, limit factoring volume to $75.0 million at any given point in time as defined by our Credit Facilities. During the fourth quarter of 2007, we gave notice of our intent to terminate our major factoring agreements during 2008. All factoring agreements were terminated by the end of the third quarter of 2008. In the aggregate, the cash received from factored receivables outstanding at September 30, 2008 and December 31, 2007 totaled $0 and $63.9 million, respectively, which represent the factor’s purchase of $0 and $68.4 million of our receivables, respectively.

8. Inventories
Inventories are stated at lower of cost or market. Cost is determined by the first-in, first-out method. Inventories, net consisted of the following:

	September 30,	December 31,
(Amounts in thousands)	2008	2007
Raw materials	$254,571	$221,265
Work in process	675,491	499,656
Finished goods	271,235	246,832
Less: Progress billings	(277,413)	(223,980)
Less: Excess and obsolete reserve	(64,595)	(63,574)

Inventories, net	$859,289	$680,199

9. Equity Method Investments
Summarized below is combined income statement information, based on the most recent financial information, for investments in entities we account for using the equity method:

	Three Months Ended September 30,
(Amounts in thousands)	2008 (1)	2007
Revenues	$71,365	$102,805
Gross profit	16,318	23,695
Income before provision for income taxes	11,481	16,307
Provision for income taxes	(3,101)	(5,586)

Net income	$8,380	$10,721

	Nine Months Ended September 30,
(Amounts in thousands)	2008 (1)	2007
Revenues	$259,187	$281,207
Gross profit	70,020	71,041
Income before provision for income taxes	49,788	46,874
Provision for income taxes	(14,776)	(14,820)

Net income	$35,012	$32,054

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

10. Earnings Per Share
Basic and diluted earnings per weighted average share outstanding were calculated as follows:

	Three Months Ended September 30,
(Amounts in thousands, except per share data)	2008	2007
Net earnings	$117,049	$63,055

Denominator for basic earnings per share — weighted average shares	56,726	56,421
Effect of potentially dilutive securities	554	799

Denominator for diluted earnings per share — weighted average shares	57,280	57,220

Earnings per share:
Basic	$2.06	$1.12
Diluted	2.04	1.10

	Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2008	2007
Net earnings	$327,981	$159,874

Denominator for basic earnings per share — weighted average shares	56,843	56,401
Effect of potentially dilutive securities	646	849

Denominator for diluted earnings per share — weighted average shares	57,489	57,250

Earnings per share:
Basic	$5.77	$2.83
Diluted	5.71	2.79
For both the three and nine months ended both September 30, 2008 and 2007, we had no options to purchase common stock that were excluded from the computations of potentially dilutive securities. For both the three and nine months ended both September 30, 2008 and 2007, restricted shares excluded from the computations were less than 0.1% of potentially dilutive securities.
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
United Nations Oil-for-Food Program
We have entered into and disclosed previously in our SEC filings the material details of settlements with the SEC, the Department of Justice (the “DOJ”) and the Dutch authorities relating to products that two of our foreign subsidiaries delivered to Iraq from 1996 through 2003 under the United Nations Oil-for-Food Program. We believe that a confidential French investigation is still ongoing, and, accordingly, we cannot predict the outcome of the French investigation at this time. We currently do not expect to incur additional case resolution costs of a material amount in this matter; however, if the French authorities take enforcement action against us regarding its investigation, we may be subject to additional monetary and non-monetary penalties.
In addition to the settlements and governmental investigation referenced above, on June 27, 2008, the Republic of Iraq filed a civil suit in federal court in New York against 93 participants in the United Nations Oil-for-Food Program, including Flowserve and our two foreign subsidiaries that participated in the program. We intend to vigorously contest the suit, and we believe that we have valid defenses to the claims asserted. However, we cannot predict the outcome of the suit at the present time or whether the resolution of this suit will have a material adverse financial impact on our company.
Export Compliance
In March 2006, we initiated a voluntary process to determine our compliance posture with respect to U.S. export control and economic sanctions laws and regulations. Upon initial investigation, it appeared that some product transactions and technology transfers were not handled in full compliance with U.S. export control laws and regulations. As a result, in conjunction with outside counsel, we have conducted a voluntary systematic process to further review, validate and voluntarily disclose export violations discovered as part of this review process. We have completed the global site visits scheduled as part of this voluntary disclosure process, and we are nearing completion of our comprehensive disclosures to the appropriate U.S. government regulatory authorities, although these disclosures may continue to be refined or supplemented after our initial submittal. Based on our review of the data collected to date, during the self-disclosure period of October 1, 2002 through October 1, 2007, a number of process pumps, valves, mechanical seals and parts related thereto apparently were exported, in limited circumstances, without required export or reexport licenses or without full compliance with all applicable rules and regulations to a number of different countries throughout the world, including certain sanctioned countries. The foregoing information is subject to change as our voluntary reporting process is finalized and we review this submittal with applicable regulatory authorities.

We have taken a number of actions to increase the effectiveness of our global export compliance program. This has included increasing the personnel and resources dedicated to export compliance, providing additional export compliance tools to employees, improving our export transaction screening processes and enhancing the content and frequency of our export compliance training programs.
Any self-reported violations of U.S. export control laws and regulations may result in civil or criminal penalties, including fines and/or other penalties. Although companies making voluntary export violation disclosures, as we are currently doing, have historically received reduced penalties and certain mitigating credits, legislation enacted on October 16, 2007 increased the maximum civil penalty for certain export control violations (assessed on a per-shipment basis) to the greater of $250,000 or twice the value of the transaction. While the Department of Commerce has stated that companies, such as us, that had initiated voluntary self-disclosures prior to the enactment of this legislation generally would not be subjected to enhanced penalties retroactively, we are unable to determine at this time how other U.S. government agencies will apply this enhanced penalty legislation. Accordingly, we are currently unable to definitively determine the full extent or nature or total amount of penalties to which we might be subject as a result of any such self-reported violations of the export control laws and regulations.
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

12. Retirement and Postretirement Benefits
Components of the net periodic cost for retirement and postretirement benefits for the three months ended September 30, 2008 and 2007 were as follows:

	U.S.		Non-U.S.		Postretirement
	Defined Benefit Plans		Defined Benefit Plans		Medical Benefits
(Amounts in millions)	2008	2007	2008	2007	2008	2007
Service cost	$4.3	$4.9	$0.9	$1.0	$0.1	$—
Interest cost	4.5	4.1	3.4	2.9	0.6	1.0
Expected return on plan assets	(5.1)	(4.2)	(1.4)	(1.8)	—	—
Amortization of unrecognized net loss	1.0	1.7	0.1	0.4	—	0.3
Amortization of prior service benefit	(0.3)	(0.3)	—	—	(0.6)	(1.1)

Net periodic cost recognized	$4.4	$6.2	$3.0	$2.5	$0.1	$0.2

Components of the net periodic cost for retirement and postretirement benefits for the nine months ended September 30, 2008 and 2007 were as follows:

	U.S.		Non-U.S.		Postretirement
	Defined Benefit Plans		Defined Benefit Plans		Medical Benefits
(Amounts in millions)	2008	2007	2008	2007	2008	2007
Service cost	$12.9	$12.3	$2.7	$3.1	$0.1	$0.1
Interest cost	13.4	12.3	10.3	8.7	2.6	2.9
Expected return on plan assets	(15.2)	(12.8)	(4.3)	(5.5)	—	—
Amortization of unrecognized net loss	3.2	4.6	0.3	1.3	0.1	0.8
Amortization of prior service benefit	(1.0)	(1.0)	—	—	(1.9)	(3.2)

Net periodic cost recognized	$13.3	$15.4	$9.0	$7.6	$0.9	$0.6

See additional discussion of our retirement and postretirement benefits in Note 12 to our consolidated financial statements included in our 2007 Annual Report.
13. Shareholders’ Equity
On February 26, 2008, our Board of Directors authorized an increase in our quarterly cash dividend to $0.25 per share from $0.15 per share, effective for the first quarter of 2008. Generally, our dividend date-of-record is in the last month of the quarter, and the dividend is paid the following month.
On February 26, 2008, our Board of Directors authorized a program to repurchase up to $300.0 million of our outstanding common stock over an unspecified time period. The program commenced in the second quarter of 2008, and we repurchased 0.8 million shares for $100.0 million and 1.1 million shares for $135.0 million during the three and nine months ended September 30, 2008, respectively.
14. Income Taxes
For the three months ended September 30, 2008, we earned $144.0 million before taxes and provided for income taxes of $26.9 million, resulting in an effective tax rate of 18.7%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended September 30, 2008 primarily due to the net impact of foreign operations, as well as a net tax benefit of $12.4 million arising from our permanent reinvestment in foreign subsidiaries, the release of certain reserves related to the closure of the statute of limitations in various jurisdictions and repatriation of cash. For the nine months ended September 30, 2008, we earned $430.2 million before taxes and provided for income taxes of $102.2 million, resulting in an effective tax rate of 23.8%. The effective tax rate varied from the U.S. federal statutory rate for the nine months ended September 30, 2008 primarily due to the net impact of foreign operations, a favorable tax ruling in Luxembourg, our permanent reinvestment in foreign subsidiaries, the release of certain reserves related to the closure of the statute of limitations in various jurisdictions and repatriation of cash.
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
As of September 30, 2008, the amount of unrecognized tax benefits has decreased by $11.8 million as compared with December 31, 2007, primarily due to the closure of the statute of limitations in various jurisdictions, including the tax years 2002 through 2004 in the U.S. With limited exception, we are no longer subject to U.S. federal, state and local income tax audits for years through 2004 or non-U.S. income tax audits for years through 2002. We are currently under examination for various years in the U.S., Italy, Canada, Venezuela and Argentina.
It is reasonably possible that within the next 12 months the effective tax rate will be impacted by the resolution of some or all of the matters audited by various taxing authorities. It is also reasonably possible that we will have the statute of limitations close in various taxing jurisdictions within the next 12 months. As such, we estimate we could record a reduction in our tax expense of up to approximately $15 million within the next 12 months.
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
Three Months Ended September 30, 2008

				Subtotal -
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in thousands)	Pump	Control	Solutions	Segments	All Other	Total
Sales to external customers	$638,767	$363,417	$149,904	$1,152,088	$1,504	$1,153,592
Intersegment sales	398	1,778	20,966	23,142	(23,142)	—
Segment operating income	99,334	60,963	32,708	193,005	(29,365)	163,640
Three Months Ended September 30, 2007

				Subtotal -
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in thousands)	Pump	Control	Solutions	Segments	All Other	Total
Sales to external customers	$496,171	$293,352	$127,671	$917,194	$2,053	$919,247
Intersegment sales	278	1,689	13,035	15,002	(15,002)	—
Segment operating income	68,895	41,101	30,413	140,409	(32,180)	108,229
Nine Months Ended September 30, 2008

				Subtotal -
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in thousands)	Pump	Control	Solutions	Segments	All Other	Total
Sales to external customers	$1,831,936	$1,030,811	$437,623	$3,300,370	$4,146	$3,304,516
Intersegment sales	1,564	4,931	57,871	64,366	(64,366)	—
Segment operating income	281,153	166,920	96,562	544,635	(90,724)	453,911
Nine Months Ended September 30, 2007

				Subtotal -
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in thousands)	Pump	Control	Solutions	Segments	All Other	Total
Sales to external customers	$1,439,006	$844,071	$365,915	$2,648,992	$4,333	$2,653,325
Intersegment sales	1,294	4,652	38,458	44,404	(44,404)	—
Segment operating income	175,871	118,583	81,417	375,871	(103,310)	272,561

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
We experienced favorable conditions in 2007 in our key industries, which have continued through the first nine months of 2008. The demand growth from developing markets and the optimization and refurbishment needs from mature markets have increased investments in oil and gas, power and water infrastructure. Along with the growth in industrialization in developing markets, this has increased the demand for primary chemicals, which has driven investment growth in chemical manufacturing facilities, particularly in Asia and the Middle East. In the oil and gas industry, advancements in recovery and processing technologies have created opportunities in heavy oil processing, deep water production and natural gas liquefaction and regasification, where our products are well positioned. In the power industry, we provide products and services for all forms of power generation, and we are one of a limited number of manufacturers with existing N-stamp certifications required to support the nuclear power industry. The global demand growth over the past several years has provided us the opportunity to increase our installed base of new products and drive recurring aftermarket business. We continue to execute on our strategy to increase our presence in all regions of the global market to capture aftermarket business through our installed base, as well as to secure new capital projects and process plant expansions. Although we have experienced strong demand for our products and services in recent periods, we face challenges affecting many companies in our industry with a significant multinational presence, such as economic, political and other risks.
We currently employ approximately 16,000 employees in more than 55 countries who are focused on executing our key strategic objectives across the globe. We continue to build on our geographic breadth through the implementation of additional Quick Response Centers (“QRCs”) with the goal to be positioned as near to our customers as possible for service and support in order to capture this important aftermarket business. Along with ensuring that we have the local capability to sell, install and service our equipment in remote regions, it becomes equally imperative to continuously improve our global operations. Our global supply chain capability is being expanded to meet global customer demands and ensure the quality and timely delivery of our products. Significant efforts are underway to reduce the supply base and drive processes across our divisions to find areas of synergy and cost reduction. We continue to focus on improving on-time delivery and quality, while reducing warranty costs as a percentage of sales across our global operations through a focused Continuous Improvement Process (“CIP”) initiative. The goal of the CIP and lean manufacturing initiatives are to maximize service fulfillment to customers through on-time delivery, reduced cycle time and quality at the highest internal productivity. These programs are a key factor in our margin expansion plans.
Recent disruptions in global financial markets and banking systems are making credit and capital markets more difficult for companies to access, and are generally driving up the costs of newly raised debt. We have assessed the implications of these factors on our current business and determined that these financial market disruptions have not had a significant impact on our financial position, results of operations or liquidity as of September 30, 2008. However, continuing volatility in the credit and capital markets could potentially impair our and our customers’ ability to access these markets and increase associated costs, and there can be no assurance that we will not be materially affected by these financial market disruptions as economic events and circumstances continue to evolve. We have no scheduled loans due to mature in 2008, and only 1% of our term loan is due to mature in each of 2009 and 2010, and after the effects of $385.0 million of notional interest rate swaps, approximately 70% of our term debt was at fixed rates at September 30, 2008. Our revolving line of credit and our European LOC Facility are committed and are held by a diversified group of financial institutions with high credit ratings, principally Bank of America. Further, during the three months ended September 30, 2008, we increased our cash by $16.7 million to $153.4 million, after taking into account $100.0 million of share repurchases, $34.8 million in capital expenditures and $14.4 million in quarterly dividend payments. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions.

RESULTS OF OPERATIONS — Three and nine months ended September 30, 2008 and 2007
Our operating income benefitted from strong international currencies in 2007 and through the first nine months of 2008. However, recent strength of the U.S. Dollar could reduce the benefit or result in losses in operating income related to currency in future periods.
As discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, FPD acquired the remaining 50% interest in Niigata, a Japanese manufacturer of pumps and other rotating equipment, effective March 1, 2008, for $2.4 million in cash. The incremental interest acquired was accounted for as a step acquisition, and Niigata’s results of operations have been consolidated since the date of acquisition. Prior to this transaction, our 50% interest in Niigata was recorded using the equity method of accounting. No pro forma information has been provided due to immateriality.
Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended September 30,
(Amounts in millions)	2008	2007
Bookings	$1,373.5	$1,061.0
Sales	1,153.6	919.2

	Nine Months Ended September 30,
(Amounts in millions)	2008	2007
Bookings	$4,113.4	$3,203.1
Sales	3,304.5	2,653.3
We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacture, service or support. Bookings for the three months ended September 30, 2008 increased by $312.5 million, or 29.5%, as compared with the same period in 2007. The increase includes currency benefits of approximately $53 million. The increase is attributable to strength in the oil and gas and general industries, especially in FPD, primarily in Europe, the Middle East and Africa (“EMA”), as well as continued strength in the power and chemical industries, especially in FCD, and $22.2 million in bookings provided by Niigata.
Bookings for the nine months ended September 30, 2008 increased by $910.3 million, or 28.4%, as compared with the same period in 2007. The increase includes currency benefits of approximately $257 million. The increase is attributable to strength in the chemical and power industries across all of our divisions and strength in the oil and gas and general industries in FPD and FCD, as well as $47.7 million in bookings provided by Niigata.
Sales for the three months ended September 30, 2008 increased by $234.4 million, or 25.5%, as compared with the same period in 2007. The increase includes currency benefits of approximately $47 million. The increase is attributable to strength in the oil and gas market, especially in FPD, primarily in EMA and Asia Pacific, including $18.0 million in sales provided by Niigata, and strength across the power and chemical markets in FCD.
Sales for the nine months ended September 30, 2008 increased by $651.2 million, or 24.5%, as compared with the same period in 2007. The increase includes currency benefits of approximately $202 million. The increase is attributable to strength in the oil and gas market in FPD, primarily in EMA and Asia Pacific, including $56.2 million in sales provided by Niigata, and growth in the power and chemical markets, especially in FCD.
Net sales to international customers, including export sales from the U.S., were approximately 72% and 69% of consolidated sales for the three and nine months ended September 30, 2008, respectively, compared with approximately 66% and 65% for the same periods in 2007, respectively.
Backlog represents the aggregate value of uncompleted customer orders. Backlog of $3,076.0 million at September 30, 2008 increased by $799.4 million, or 35.1%, as compared with December 31, 2007. Currency effects provided a decrease of approximately $95 million. The net increase reflects growth in orders for large engineered products, which naturally have longer lead times, and $92.5 million attributable to the acquisition of Niigata.

Gross Profit and Gross Profit Margin

	Three Months Ended September 30,
(Amounts in millions)	2008	2007
Gross profit	$404.9	$313.6
Gross profit margin	35.1%	34.1%

	Nine Months Ended September 30,
(Amounts in millions)	2008	2007
Gross profit	$1,168.7	$881.5
Gross profit margin	35.4%	33.2%
Gross profit for the three months ended September 30, 2008 increased by $91.3 million, or 29.1%, as compared with the same period in 2007. Gross profit margin for the three months ended September 30, 2008 of 35.1% increased from 34.1% for the same period in 2007. The increase is primarily attributable to FCD, whose gross profit margin increased due primarily to improved pricing, as well as FPD, whose gross profit margin increased due to original equipment pricing implemented in 2007 and reduced warranty costs as a percentage of sales. The improvement is also attributable to CIP initiatives and increased sales, which favorably impacts our absorption of fixed manufacturing costs. These improvements were slightly offset by a sales shift toward original equipment during the period for each of our divisions. While both original equipment and aftermarket sales increased, original equipment growth exceeded that of aftermarket growth during the period. As a result, original equipment sales increased to approximately 67% of total sales as compared with approximately 63% of total sales for the same period in 2007. Original equipment generally carries a lower margin than aftermarket. The impact of metal price increases and transportation fuel surcharges have been minimized through supply chain initiatives.
Gross profit for the nine months ended September 30, 2008 increased by $287.2 million, or 32.6%, as compared with the same period in 2007. Gross profit margin for the nine months ended September 30, 2008 of 35.4% increased from 33.2% for the same period in 2007. The increase is primarily attributable to FPD, whose gross profit margin increased due primarily to improved original equipment pricing implemented in 2007, CIP initiatives and reduced warranty costs as a percentage of sales. Additionally, gross profit margin was favorably impacted by specialty pumps, which had a higher margin, produced during the second and third quarters of 2008. These improvements were slightly offset by a sales shift toward original equipment during the period for each of our divisions. While both original equipment and aftermarket sales increased, original equipment growth exceeded that of aftermarket growth during the period. As a result, original equipment sales increased to approximately 65% of total sales as compared with approximately 63% of total sales for the same period in 2007. Original equipment generally carries a lower margin than aftermarket.
Selling, General and Administrative Expense (“SG&A”)

	Three Months Ended September 30,
(Amounts in millions)	2008	2007
SG&A expense	$244.7	$210.1
SG&A expense as a percentage of sales	21.2%	22.9%

	Nine Months Ended September 30,
(Amounts in millions)	2008	2007
SG&A expense	$728.7	$623.3
SG&A expense as a percentage of sales	22.1%	23.5%
SG&A for the three months ended September 30, 2008 increased by $34.6 million, or 16.5%, as compared with the same period in 2007. Currency effects yielded an increase of approximately $8 million. The increase in SG&A is primarily attributable to an $18.4 million increase in other employees related costs due to annual and long-term incentive compensation plans, including equity compensation, arising from improved performance and a higher stock price as of the date of grant and annual merit increases. The increase is also attributable to an $18.3 million increase in selling and marketing-related expenses in support of increased bookings and sales and overall business growth, partially offset by an $11.2 million decrease in legal fees and expenses due to expenses incurred in 2007 that did not recur. SG&A as a percentage of sales for the three months ended September 30, 2008 of 21.2% improved 170 basis points as compared with the same period in 2007. The improvement is primarily attributable to leverage from higher sales, as well as ongoing efforts to contain costs.

SG&A for the nine months ended September 30, 2008 increased by $105.4 million, or 16.9%, as compared with the same period in 2007. Currency effects yielded an increase of approximately $34 million. The increase in SG&A is primarily attributable to a $59.4 million increase in selling and marketing-related expenses in support of increased bookings and sales and overall business growth. The increase is also attributable to a $50.6 million increase in other employees related costs due to annual and long-term incentive compensation plans, including equity compensation, arising from improved performance and a higher stock price as of the date of grant and annual merit increases, partially offset by a $19.8 million decrease in legal fees and expenses due to expenses incurred in 2007 that did not recur. SG&A as a percentage of sales for the nine months ended September 30, 2008 of 22.1% improved 140 basis points as compared with the same period in 2007. The improvement is primarily attributable to leverage from higher sales, as well as ongoing efforts to contain costs.
Net Earnings from Affiliates

	Three Months Ended September 30,
(Amounts in millions)	2008	2007
Net earnings from affiliates	$3.4	$4.8

	Nine Months Ended September 30,
(Amounts in millions)	2008	2007
Net earnings from affiliates	$13.9	$14.3
Net earnings from affiliates for the three months ended September 30, 2008 decreased by $1.4 million, or 29.2%, as compared with the same period in 2007. Net earnings from affiliates represent our joint venture interests in Asia Pacific and the Middle East. The decrease in earnings is primarily attributable to a slight reduction in income in FSD and FCD joint ventures in India, as well as the impact of the consolidation of Niigata in the first quarter of 2008 when we purchased the remaining 50% interest.
Net earnings from affiliates for the nine months ended September 30, 2008 decreased by $0.4 million, or 2.8%, as compared with the same period in 2007. The decrease in earnings is primarily attributable to the impact of the consolidation of Niigata in the first quarter of 2008 when we purchased the remaining 50% interest.
As discussed above, effective March 1, 2008, we purchased the remaining 50% interest in Niigata, resulting in the full consolidation of Niigata as of that date. Prior to this transaction, our 50% interest was recorded using the equity method of accounting, resulting in only two months of equity earnings from Niigata included herein.
Operating Income and Operating Margin

	Three Months Ended September 30,
(Amounts in millions)	2008	2007
Operating income	$163.6	$108.2
Operating margin	14.2%	11.8%

	Nine Months Ended September 30,
(Amounts in millions)	2008	2007
Operating income	$453.9	$272.6
Operating margin	13.7%	10.3%
Operating income for the three months ended September 30, 2008 increased by $55.4 million, or 51.2%, as compared with the same period in 2007. The increase includes currency benefits of approximately $8 million. The increase is primarily a result of the $91.3 million increase in gross profit, partially offset by the $34.6 million increase in SG&A, as discussed above. Operating margin of 14.2% increased 240 basis points, due to improved gross profit margin and the decline in SG&A as a percentage of sales, as discussed above.
Operating income for the nine months ended September 30, 2008 increased by $181.3 million, or 66.5%, as compared with the same period in 2007. The increase includes currency benefits of approximately $39 million. The increase is primarily a result of the $287.2 million increase in gross profit, partially offset by the $105.4 million increase in SG&A, as discussed above. Operating margin of 13.7% increased 340 basis points, due to improved gross profit margin and the decline in SG&A as a percentage of sales, as discussed above.

Interest Expense and Interest Income

	Three Months Ended September 30,
(Amounts in millions)	2008	2007
Interest expense	$(13.1)	$(15.3)
Interest income	2.2	0.9

	Nine Months Ended September 30,
(Amounts in millions)	2008	2007
Interest expense	$(38.7)	$(45.2)
Interest income	6.6	2.5
Interest expense for the three and nine months ended September 30, 2008 decreased by $2.2 million and $6.5 million, respectively, as compared with the same periods in 2007. The decreases are primarily attributable to lower average outstanding debt and decreased interest rates. Approximately 70% of our term debt was at fixed rates at September 30, 2008, including the effects of $385.0 million of notional interest rate swaps.
Interest income for the three and nine months ended September 30, 2008 increased by $1.3 million and $4.1 million, respectively, as compared with the same periods in 2007. The increases are primarily attributable to a higher average cash balance.
Other (Expense) Income, net

	Three Months Ended September 30,
(Amounts in millions)	2008	2007
Other (expense) income, net	$(8.7)	$1.2

	Nine Months Ended September 30,
(Amounts in millions)	2008	2007
Other income, net	$8.4	$2.2
Other (expense) income, net for the three months ended September 30, 2008 decreased by $9.9 million to an expense of $8.7 million as compared with 2007, primarily due to a $22.5 million increase in losses on forward exchange contracts due to the strengthening of the U.S. Dollar exchange rate versus our significant currencies, partially offset by a $10.4 million increase in transaction gains arising from transactions in currencies other than our sites’ functional currencies.
Other income, net for the nine months ended September 30, 2008 increased by $6.2 million to $8.4 million as compared with 2007, primarily due to a $3.4 million gain on the bargain purchase of the remaining 50% interest in Niigata, as discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, as well as other individually immaterial items.
Tax Expense and Tax Rate

	Three Months Ended September 30,
(Amounts in millions)	2008	2007
Provision for income tax	$26.9	$32.0
Effective tax rate	18.7%	33.7%

	Nine Months Ended September 30,
(Amounts in millions)	2008	2007
Provision for income tax	$102.2	$72.2
Effective tax rate	23.8%	31.1%
Our effective tax rate of 18.7% for the three months ended September 30, 2008 decreased from 33.7% for the same period in 2007. The decrease is primarily due to the net impact of foreign operations, as well as a net tax benefit of $12.4 million in the third quarter of 2008 arising from our permanent reinvestment in foreign subsidiaries, the release of certain reserves related to the closure of the statute of limitations in various jurisdictions and repatriation of cash.

Our effective tax rate of 23.8% for the nine months ended September 30, 2008 decreased from 31.1% for the same period in 2007. The decrease is primarily due to the net impact of foreign operations, a favorable tax ruling in Luxembourg, our permanent reinvestment in foreign subsidiaries, the release of certain reserves related to the closure of the statute of limitations in various jurisdictions and repatriation of cash.
Other Comprehensive (Loss) Income

	Three Months Ended September 30,
(Amounts in millions)	2008	2007
Other comprehensive (loss) income	$(101.5)	$21.8

	Nine Months Ended September 30,
(Amounts in millions)	2008	2007
Other comprehensive (loss) income	$(68.1)	$42.3
Other comprehensive (loss) income for the three and nine months ended September 30, 2008, respectively, decreased by $123.3 million and $110.4 million, as compared with the same period in 2007. The decreases primarily relate to currency translation adjustments, which reflect the strengthening of the U.S. Dollar exchange rate versus our significant currencies for the three months ended September 30, 2008, and the strengthening of the U.S. Dollar exchange rate versus the Euro for the nine months ended September 30, 2008, as compared with the weakening of the U.S. Dollar exchange rate for the same periods in 2007.
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
Flowserve Pump Division
Through FPD, we design, manufacture, distribute and service engineered and industrial pumps and pump systems and submersible motors (collectively referred to as “original equipment”). FPD also manufactures replacement parts and related equipment, and provides a full array of support services (collectively referred to as “aftermarket”). FPD has 29 manufacturing facilities worldwide, eight of which are located in North America, 11 in Europe, four in Latin America and six in Asia. FPD also has 76 service centers, including those co-located in a manufacturing facility, in 28 countries.
As discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, FPD acquired the remaining 50% interest in Niigata, a Japanese manufacturer of pumps and other rotating equipment, effective March 1, 2008, for $2.4 million in cash. The incremental interest acquired was accounted for as a step acquisition, and Niigata’s results of operations have been consolidated since the date of acquisition. Prior to this transaction, our 50% interest in Niigata was recorded using the equity method of accounting.

	Three Months Ended September 30,
(Amounts in millions)	2008	2007
Bookings	$858.3	$594.9
Sales	639.2	496.4
Gross profit	194.8	147.9
Gross profit margin	30.5%	29.8%
Operating income	99.3	68.9
Operating margin	15.5%	13.9%

	Nine Months Ended September 30,
(Amounts in millions)	2008	2007
Bookings	$2,484.9	$1,869.3
Sales	1,833.5	1,440.3
Gross profit	575.5	408.9
Gross profit margin	31.4%	28.4%
Operating income	281.2	175.9
Operating margin	15.3%	12.2%
Bookings for the three months ended September 30, 2008 increased by $263.4 million, or 44.3%, as compared with the same period in 2007. The increase includes currency benefits of approximately $32 million. Bookings for original equipment increased approximately 60% and represented approximately 83% of the total bookings increase. Aftermarket bookings increased approximately 17%. Original equipment bookings strength was driven by the oil and gas, power and general industries. Niigata provided an increase of $22.2 million in bookings. The increase in oil and gas was primarily driven by a significant project of approximately $85 million to supply a variety of pumps to build the Abu Dhabi Crude Oil Pipeline. These pumps will largely be supplied from our European operations and are scheduled to ship in 2010.
Bookings for the nine months ended September 30, 2008 increased by $615.6 million, or 32.9%, as compared with the same period in 2007. The increase includes currency benefits of approximately $161 million. Bookings for original equipment increased approximately 40% and represented approximately 77% of the total bookings increase. Aftermarket bookings increased approximately 20%. Original equipment bookings strength was driven by the oil and gas, power, water and general industries. The increase in oil and gas was primarily driven by the ADCOP project discussed above. EMA and North America bookings increased $390.9 million (including currency benefits of approximately $133 million) and $113.7 million, respectively. Niigata provided an increase of $47.7 million in bookings.
Sales for the three months ended September 30, 2008 increased by $142.8 million, or 28.8%, as compared with the same period in 2007. The increase includes currency benefits of approximately $27 million. Both original equipment and aftermarket sales show continued strength, increasing approximately 42% and 11%, respectively, compared with the same period in 2007. The primary driver of the improvement in original equipment sales was the continued strength of the oil and gas and power industries over the past year and the delivery of the related backlog. The increase is also attributable to increased throughput resulting from capacity expansion, price increases implemented in 2007 and sales of $18.0 million provided by Niigata.
Sales for the nine months ended September 30, 2008 increased by $393.2 million, or 27.3%, as compared with the same period in 2007. The increase includes currency benefits of approximately $119 million. Both original equipment and aftermarket sales showed continued strength, increasing approximately 29% and 24%, respectively, as compared with the same period in 2007, driven primarily by the continued strength of the oil and gas industry. The increase is also attributable to increased throughput resulting from capacity expansion, price increases implemented in 2007 and sales of $56.2 million provided by Niigata.
Gross profit for the three months ended September 30, 2008 increased by $46.9 million, or 31.7%, as compared with the same period in 2007, and includes gross profit attributable to Niigata of $5.6 million. Gross profit margin for the three months ended September 30, 2008 of 30.5% increased from 29.8% for the same period in 2007. The increase is attributable to improved original equipment pricing implemented in 2007, increased throughput and increased sales, which favorably impacts our absorption of fixed manufacturing costs and reduced warranty costs as a percentage of sales, as well as the impact of CIP initiatives. Additionally, gross profit margin was favorably impacted by specialty pumps, which had a higher margin, produced during the period. These improvements were slightly offset by a sales shift toward original equipment during the period. While both original equipment and aftermarket sales increased, original equipment growth exceeded that of aftermarket growth during the period. As a result, original equipment sales increased to approximately 64% of total sales as compared with approximately 58% of total sales for the same period in 2007. Original equipment generally carries a lower margin than aftermarket.

Gross profit for the nine months ended September 30, 2008 increased by $166.6 million, or 40.7%, as compared with the same period in 2007, and includes gross profit attributable to Niigata of $14.1 million. Gross profit margin for the nine months ended September 30, 2008 of 31.4% increased from 28.4% for the same period in 2007. The increase is attributable to improved original equipment pricing implemented in 2007, increased throughput and increased sales, which favorably impacts our absorption of fixed manufacturing costs and reduced warranty costs as a percentage of sales, as well as the impact of CIP initiatives. Additionally, gross profit margin was favorably impacted by specialty pumps, which had a higher margin, produced during the second and third quarters of 2008. These improvements were slightly offset by a sales shift toward original equipment during the period. While both original equipment and aftermarket sales increased, original equipment growth exceeded that of aftermarket growth during the period. As a result, original equipment sales increased to approximately 60% of total sales as compared with approximately 59% of total sales for the same period in 2007. Original equipment generally carries a lower margin than aftermarket.
Operating income for the three months ended September 30, 2008 increased by $30.4 million, or 44.1%, as compared with the same period in 2007. The increase includes currency benefits of approximately $4 million. The increase was due primarily to increased gross profit of $46.9 million, partially offset by a $15.9 million increase in SG&A (including negative currency effects of approximately $4 million) primarily related to increased selling and marketing-related expenses in support of increased bookings and sales, $2.8 million of SG&A incurred by Niigata and related integration costs and increased incentive compensation arising from improved performance. Operating margin increased 160 basis points as compared with the same period in 2007. Gross profit margin, as discussed above, contributed 70 basis points while SG&A as a percentage of sales improved 110 basis points, resulting primarily from increased sales.
Operating income for the nine months ended September 30, 2008 increased by $105.3 million, or 59.9%, as compared with the same period in 2007. The increase includes currency benefits of approximately $21 million. The increase was due primarily to increased gross profit of $166.6 million, partially offset by a $59.3 million increase in SG&A (including negative currency effects of approximately $16 million) primarily related to increased selling and marketing-related expenses in support of increased bookings and sales and $7.1 million of SG&A incurred by Niigata and related integration costs and increased incentive compensation arising from improved performance. Operating margin increased 310 basis points as compared with the same period in 2007 due primarily to the increase in gross profit margin of 300 basis points.
Backlog of $2,438.9 million at September 30, 2008 increased by $663.6 million, or 37.4%, as compared with December 31, 2007. Currency effects provided a decrease of approximately $80 million. Backlog growth is a result of an extended period of bookings growth, primarily in original equipment, combined with longer supplier and customer lead times, growth in the size of projects and $92.5 million related to the acquisition of Niigata.
Flow Control Division
Our second largest business segment is FCD, which designs, manufactures and distributes a broad portfolio of engineered and industrial valves, control valves, actuators, controls and related services. FCD leverages its experience and application know-how by offering a complete menu of engineered services to complement its expansive product portfolio. FCD has a total of 43 manufacturing and service facilities in 19 countries around the world, with only five of its 19 manufacturing operations located in the U.S.

	Three Months Ended September 30,
(Amounts in millions)	2008	2007
Bookings	$367.6	$324.0
Sales	365.2	295.0
Gross profit	132.5	101.1
Gross profit margin	36.3%	34.3%
Operating income	61.0	41.1
Operating margin	16.7%	13.9%

	Nine Months Ended September 30,
(Amounts in millions)	2008	2007
Bookings	$1,187.0	$948.1
Sales	1,035.7	848.7
Gross profit	371.6	295.6
Gross profit margin	35.9%	34.8%
Operating income	166.9	118.6
Operating margin	16.1%	14.0%
Bookings for the three months ended September 30, 2008 increased $43.6 million, or 13.5%, as compared with the same period in 2007. This increase includes currency benefits of approximately $14 million. The growth in bookings is primarily attributable to continued strength in EMA and Asia Pacific, which increased approximately $39 million and approximately $6 million, respectively, driven by the chemical and power markets.
Bookings for the nine months ended September 30, 2008 increased $238.9 million, or 25.2%, as compared with the same period in 2007. This increase includes currency benefits of approximately $71 million. The growth in bookings is primarily attributable to EMA and Asia Pacific, which increased by approximately $103 million and approximately $79 million, respectively. Additionally, North and Latin America increased approximately $57 million. Key growth markets include chemical and nuclear power.
Sales for the three months ended September 30, 2008 increased $70.2 million, or 23.8%, as compared with the same period in 2007. This increase includes currency benefits of approximately $15 million. Sales in EMA increased approximately $31 million and were driven by power and chemical markets. Asia Pacific increased approximately $25 million primarily due to projects in coal gasification and chemical markets. Sales in Latin America increased approximately $10 million, which was driven by strength in the paper markets.
Sales for the nine months ended September 30, 2008 increased $187.0 million, or 22.0%, as compared with the same period in 2007. This increase includes currency benefits of approximately $60 million. Sales across our markets in EMA demonstrated solid growth of approximately $82 million. Sales in the power markets in North America demonstrated solid growth of approximately $25 million. Asia Pacific, which increased approximately $52 million, continues to show substantial sales growth in the chemical market, especially in China. Oil and gas market sales reflect steady increases in all regions, especially in EMA. Latin America sales increased due primarily to growth in the paper markets.
Gross profit for the three months ended September 30, 2008 increased by $31.4 million, or 31.1%, as compared with the same period in 2007. Gross profit margin for the three months ended September 30, 2008 of 36.3% increased from 34.3% for the same period in 2007. This improvement reflects the implementation of price increases and higher sales volumes, which favorably impact our absorption of fixed manufacturing costs, as well as the implementation of various CIP and supply chain initiatives, which continue to gain traction. These gains were partially offset by the inflation in our materials costs.
Gross profit for the nine months ended September 30, 2008 increased by $76.0 million, or 25.7%, as compared with the same period in 2007. Gross profit margin for the nine months ended September 30, 2008 of 35.9% increased from 34.8% for the same period in 2007. This increase reflects higher sales levels, which favorably impacts our absorption of fixed manufacturing costs. Price increases, CIP, investment in new products and increased absorption continue to drive margin improvement and offset the inflationary impact of our other raw materials. The impact of metal price increases and transportation fuel surcharges have been minimized through supply chain initiatives.
Operating income for the three months ended September 30, 2008 increased by $19.9 million, or 48.4%, as compared with the same period in 2007. This increase includes currency benefits of approximately $2 million. The increase is principally attributable to the $31.4 million improvement in gross profit, offset in part by higher SG&A, which increased $11.1 million (including negative currency effects of approximately $2 million) as compared with the same period in 2007. Increased SG&A is primarily due to $5.9 million in higher selling costs. SG&A as a percentage of sales improved 100 basis points, resulting primarily from increased sales.
Operating income for the nine months ended September 30, 2008 increased by $48.3 million, or 40.7%, as compared with the same period in 2007. This increase includes currency benefits of approximately $11 million. The increase is principally attributable to the $76.0 million improvement in gross profit, offset in part by higher SG&A, which increased $29.7 million (including negative currency effects of approximately $11 million) as compared with the same period in 2007. Increased SG&A is primarily due to $17.8 million in higher selling costs and $4.0 million in increased research and development costs. Partially offsetting these cost increases is the reversal of a net $2.3 million accrual due to a contract settlement and a $1.9 million increase in net earnings from affiliates generated by our joint venture in India, which is driven by growth in the oil and gas markets in the Middle East. SG&A as a percentage of sales improved 100 basis points, resulting primarily from increased sales, as well as the reversal of the accrual for the settlement.

Backlog of $542.5 million at September 30, 2008 increased by $127.8 million, or 30.8%, as compared with December 31, 2007. Currency effects provided a decrease of approximately $12 million. The increase in backlog is primarily attributable to bookings growth and larger project business with longer lead times.
Flow Solutions Division
Through FSD, we engineer, manufacture and sell mechanical seals, auxiliary systems and parts, and provide related services, principally to process industries and general industrial markets, with similar products sold internally in support of FPD. FSD has nine manufacturing operations, four of which are located in the U.S. FSD operates 72 QRCs worldwide (including five that are co-located in a manufacturing facility), including 24 sites in North America, 20 in Europe, and the remainder in Latin America and Asia. Our ability to rapidly deliver mechanical sealing technology through global engineering tools, locally-sited QRCs and on-site engineers represents a significant competitive advantage. This business model has enabled FSD to establish a large number of alliances with multi-national customers.

	Three Months Ended September 30,
(Amounts in millions)	2008	2007
Bookings	$173.0	$159.4
Sales	170.9	140.7
Gross profit	77.7	64.5
Gross profit margin	45.5%	45.8%
Operating income	32.7	30.4
Operating margin	19.1%	21.6%

	Nine Months Ended September 30,
(Amounts in millions)	2008	2007
Bookings	$513.7	$438.4
Sales	495.5	404.4
Gross profit	223.3	182.9
Gross profit margin	45.1%	45.2%
Operating income	96.6	81.4
Operating margin	19.5%	20.1%
Bookings for the three months ended September 30, 2008 increased by $13.6 million, or 8.5%, as compared with the same period in 2007. This increase includes currency benefits of approximately $6 million. The increase is due primarily to increased original equipment bookings in EMA and North America and increased aftermarket bookings in Latin America, slightly offset by a decrease in bookings in Asia Pacific, which was attributable to a certain large project booking in Japan of $2.1 million recorded in the third quarter of 2007 that did not recur, as well as a $3.6 million increase in interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above). The oil and gas and chemical markets continue to be our strongest markets.
Bookings for the nine months ended September 30, 2008 increased by $75.3 million, or 17.2%, as compared with the same period in 2007. This increase includes currency benefits of approximately $25 million. The increase is due primarily to increased original equipment bookings in EMA, North America and Latin America and increased aftermarket bookings in all regions, as well as a $12.6 million increase in interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above). The oil and gas and chemical markets continue to be our strongest markets.
Sales for the three months ended September 30, 2008 increased by $30.2 million, or 21.5%, as compared with the same period in 2007. This increase includes currency benefits of approximately $5 million. The increase is due primarily to a $22.2 million increase in customer sales across all regions. The increase is primarily attributable to increased aftermarket sales in Asia and Latin America and increased original equipment sales in EMA and North America, where growth in the chemical and oil and gas markets continued to provide solid bookings and sales, as well as an $8.0 million increase in interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above).
Sales for the nine months ended September 30, 2008 increased by $91.1 million, or 22.5%, as compared with the same period in 2007. This increase includes currency benefits of approximately $23 million. The increase is due primarily to a $71.7 million increase in customer sales, which is primarily attributable to increased aftermarket sales in Asia and Latin America, increased original equipment sales in EMA and North America, where growth in the chemical and oil and gas markets continued to provide solid bookings and sales, as well as a $19.4 million increase in interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above).

Gross profit for the three months ended September 30, 2008 increased by $13.2 million, or 20.5%, as compared with the same period in 2007. Gross profit margin for the three months ended September 30, 2008 of 45.5% decreased from 45.8% for the same period in 2007. A sales mix shift to lower margin original equipment business in EMA and North America negatively impacted gross margins. This decrease was partially offset by increased sales, which favorably impacts our absorption of fixed manufacturing costs, as well as the impact of cost savings initiatives. Increases in materials costs have been largely offset through supply chain management efforts and price increases in mid-2007 and early 2008.
Gross profit for the nine months ended September 30, 2008 increased by $40.4 million, or 22.1%, as compared with the same period in 2007. Gross profit margin for the nine months ended September 30, 2008 of 45.1% was comparable to the same period in 2007. A sales mix shift to lower margin original equipment business in EMA and North America was offset by increased sales, which favorably impacts our absorption of fixed manufacturing costs, as well as the impact of cost savings initiatives. Increases in materials costs have been largely offset through supply chain management efforts and price increases in mid-2007 and early 2008.
Operating income for the three months ended September 30, 2008 increased by $2.3 million, or 7.6%, as compared with the same period in 2007. This increase includes currency benefits of approximately $1 million. The increase is due to the $13.2 million increase in gross profit mentioned above, partially offset by a net $10.5 million increase in SG&A (including negative currency effects of approximately $2 million) due primarily to continued investment in our global engineering and sales teams and increases in infrastructure to support the global growth of our business. SG&A as a percentage of sales increased 170 basis points, resulting primarily from investment in our global selling footprint and engineering support in anticipation of future sales.
Operating income for the nine months ended September 30, 2008 increased by $15.2 million, or 18.7%, as compared with the same period in 2007. This increase includes currency benefits of approximately $7 million. The increase is due to the $40.4 million increase in gross profit mentioned above, partially offset by a net $24.9 million increase in SG&A (including negative currency effects of approximately $7 million) due primarily to continued investment in our global engineering and sales teams and increases in infrastructure to support the global growth of our business. The increase in SG&A was partially offset by the receipt of a $1.3 million legal settlement, as well as a reduction in other legal fees and expenses.
Backlog of $123.8 million at September 30, 2008 increased by $14.4 million, or 13.2%, as compared with December 31, 2007. Currency effects provided a decrease of approximately $3 million. Backlog at September 30, 2008 and December 31, 2007 includes $19.5 million and $18.1 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above). Backlog growth is primarily a result of growth in original equipment bookings with longer lead times. Capacity expansions were completed in 2007, and additional capacity expansions continued through the first nine months of 2008 to support increased throughput in all regions.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis

	Nine Months Ended September 30,
(Amounts in millions)	2008	2007
Net cash flows (used) provided by operating activities	$(4.8)	$45.1
Net cash flows used by investing activities	(62.8)	(57.3)
Net cash flows (used) provided by financing activities	(139.3)	11.6
Existing cash, cash generated by operations and borrowings available under our existing revolving credit facility are our primary sources of short-term liquidity. Our cash balance at September 30, 2008 was $153.4 million, as compared with $370.6 million at December 31, 2007. The decrease in cash primarily reflects a $144.8 million decrease in cash flows from working capital, a $50.4 million contribution to our U.S. pension plan, capital expenditures of $72.5 million and share repurchases of $135.0 million, partially offset by a $168.1 million increase in net income.
The cash flows used by operating activities for the first nine months of 2008 primarily reflect a $168.1 million increase in net income, offset by a $144.8 million decrease in cash flows from working capital, primarily due to our investment in inventory of $190.3 million, especially project-related inventory required to support future shipments of products in backlog, and higher accounts receivable of $280.3 million, resulting primarily from increased sales and a $63.9 million reduction in factored receivables. These increases were partially offset by higher accrued liabilities, reflecting increases in advanced cash received from our customers. During the nine months ended September 30, 2008, we contributed $50.4 million to our U.S. pension plan.

Our goal for days’ sales receivables outstanding (“DSO”) is 60 days. As of September 30, 2008, we achieved a DSO of 71 days as compared with 69 days as of September 30, 2007. The increase in DSO is attributable to the termination of our major factoring agreements, as discussed below in “Accounts Receivable Factoring” and in Note 7 to our condensed consolidated financial statements included in this Quarterly Report, partially offset by increased sales. Factoring provided a decrease in DSO of 7 days as of September 30, 2007. For reference purposes, based on 2008 sales, an improvement of one day could provide approximately $13 million in cash flow. Increases in inventory used $190.3 million of cash flow for the nine months ended September 30, 2008 compared with $147.7 million for the same period in 2007. Inventory turns were 3.5 times as of September 30, 2008, compared with 3.3 times as of September 30, 2007, reflecting the increase in inventory, which was more than offset by the increase in sales. Our calculation of inventory turns does not reflect the impact of advanced cash received from our customers. For reference purposes, based on 2008 data, an improvement of one turn could yield approximately $192 million in cash flow.
Cash flows used by investing activities during the nine months ended September 30, 2008 were $62.8 million, as compared with $57.3 million for the same period in 2007. Capital expenditures during the nine months ended September 30, 2008 were $72.5 million, an increase of $11.6 million as compared with the same period in 2007.
Cash flows used by financing activities during the nine months ended September 30, 2008 were $139.3 million, as compared with $11.6 million of cash flows provided in the same period in 2007. Cash outflows in 2008 resulted primarily from the repurchase of common shares for $135.0 million and the payment of $37.3 million in dividends. These were partially offset by inflows of $11.2 million from the exercise of stock options. Cash inflows in 2007 were due primarily to $58.0 million in borrowings under our revolving line of credit. The borrowings were used primarily to fund increased working capital needs, share repurchases and increased capital spending. Cash outflows in 2007 included repurchase of common shares for $44.8 million and the payment of dividends of $17.2 million.
The general credit and capital markets have recently experienced disruption. Continuing volatility in these markets could potentially impair our ability to access these markets and increase associated costs. Notwithstanding these adverse market conditions, considering our current debt structure and cash needs, we currently believe cash flows from operating activities combined with availability under our existing revolving credit agreement and our existing cash balance will be sufficient to enable us to meet our cash flow needs for the next 12 months. Cash flows from operations could be adversely affected by economic, political and other risks associated with sales of our products, operational factors, competition, fluctuations in foreign exchange rates and fluctuations in interest rates, among other factors. See “Liquidity Analysis” and “Cautionary Note Regarding Forward-Looking Statements” below.
On February 26, 2008 our Board of Directors authorized a program to repurchase up to $300.0 million of our outstanding common stock over an unspecified time period. The program commenced in the second quarter of 2008, and we repurchased 0.8 million shares for $100.0 million and 1.1 million shares for $135.0 million during the three and nine months ended September 30, 2008, respectively. While we currently intend to continue our share repurchase program under its previously disclosed terms for the foreseeable future, any future repurchases will be evaluated in light of our current financial condition and business outlook.
On February 26, 2008, our Board of Directors authorized an increase in our quarterly cash dividend to $0.25 per share from $0.15 per share, effective for the first quarter of 2008. Generally, our dividend date-of-record is in the last month of the quarter, and the dividend is paid the following month. While we currently intend to pay regular quarterly dividends in the foreseeable future, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on its assessment of our financial condition and business outlook at the applicable time.
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
Capital Expenditures
Capital expenditures were $72.5 million for the nine months ended September 30, 2008 compared with $60.9 million for the same period in 2007. Capital expenditures in 2008 and 2007 have focused on capacity expansion, enterprise resource planning application upgrades, information technology infrastructure and cost reduction opportunities. For the full year 2008, our capital expenditures are expected to be between approximately $115 million and approximately $125 million. Certain of our facilities may face capacity constraints in the foreseeable future, which may lead to higher capital expenditure levels.

Financing
Credit Facilities
Our Credit Facilities are comprised of a $600.0 million term loan expiring on August 10, 2012 and a $400.0 million committed revolving line of credit, which can be utilized to provide up to $300.0 million in letters of credit, expiring on August 12, 2012. At both September 30, 2008 and December 31, 2007, we had no amounts outstanding under the revolving line of credit. We had outstanding letters of credit of $95.2 million and $115.1 million at September 30, 2008 and December 31, 2007, respectively, which reduced borrowing capacity to $304.8 million and $284.9 million, respectively.
Borrowings under our Credit Facilities bear interest at a rate equal to, at our option, either (1) the base rate (which is based on the greater of the prime rate most recently announced by the administrative agent under our Credit Facilities or the Federal Funds rate plus 0.50%) or (2) LIBOR plus an applicable margin determined by reference to the ratio of our total debt to consolidated EBITDA, which as of September 30, 2008 was 0.875% and 1.50% for borrowings under our revolving line of credit and term loan, respectively.
We may prepay loans under our Credit Facilities at any time in whole or in part, without premium or penalty. During the three and nine months ended September 30, 2008, we made scheduled repayments under our Credit Facilities of $1.4 million and $4.3 million, respectively. We have scheduled repayments under our Credit Facilities of $1.4 million due in the each of the next four quarters.
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
European Letter of Credit Facility
On September 14, 2007, we entered into an unsecured European LOC Facility to issue letters of credit in an aggregate face amount not to exceed €150.0 million at any time. The initial commitment of €80.0 million was increased to €110.0 million, effective September 12, 2008. The aggregate commitment of the European LOC Facility may be increased up to €150.0 million as may be agreed among the parties, and may be decreased by us at our option without any premium, fee or penalty. The European LOC Facility is used for contingent obligations solely in respect of surety and performance bonds, bank guarantees and similar obligations. We had outstanding letters of credit drawn on the European LOC Facility of €87.2 million ($122.8 million) and €35.0 million ($51.1 million) as of September 30, 2008 and December 31, 2007, respectively. We pay certain fees for the letters of credit written against the European LOC Facility based upon the ratio of our total debt to consolidated EBITDA. As of September 30, 2008, the annual fees equaled 0.875% plus a fronting fee of 0.1%.
See Note 11 to our consolidated financial statements included in our 2007 Annual Report for a discussion of covenants related to our Credit Facilities and our European LOC Facility. We complied with all covenants through September 30, 2008.
Accounts Receivable Factoring
Through our European subsidiaries, we engaged in non-recourse factoring of certain accounts receivable. The various agreements had different terms, including options for renewal and mutual termination clauses. Our Credit Facilities, which are fully described in Note 11 to our consolidated financial statements included in our 2007 Annual Report, limit factoring volume to $75.0 million at any given point in time as defined by our Credit Facilities.
During the fourth quarter of 2007, we gave notice of our intent to terminate our major factoring agreements during 2008. All factoring agreements were terminated by the end of the third quarter of 2008. See Note 7 to our condensed consolidated financial statements included in this Quarterly Report for additional information on our accounts receivable factoring.

Liquidity Analysis
Recent disruptions in global financial markets and banking systems are making credit and capital markets more difficult for companies to access, and are generally driving up the costs of newly raised debt. We have assessed the implications of these factors on our current business and determined that these financial market disruptions have not had a significant impact on our financial position, results of operations or liquidity. However, continuing volatility in the credit and capital markets could potentially impair our and our customers’ ability to access these markets and increase associated costs, and there can be no assurance that we will not be materially affected by these financial market disruptions as economic events and circumstances continue to evolve. We have no scheduled loans due to mature in 2008, and only 1% of our term loan is due to mature in each of 2009 and 2010. As noted above, our term loan and our revolving line of credit both mature in August 2012. After the effects of $385.0 million of notional interest rate swaps, approximately 70% of our term debt was at fixed rates at September 30, 2008.
As of September 30, 2008, we have a borrowing capacity of $304.8 million on our $400.0 million revolving line of credit, and in September 2008 we renewed our unsecured European LOC Facility and increased it from an initial commitment of €80.0 million to a commitment of €110.0 million. We had outstanding letters of credit drawn on the European LOC Facility of €87.2 million as of September 30, 2008. Our revolving line of credit and our European LOC Facility are committed and are held by a diversified group of financial institutions with high credit ratings.
Further, during the three months ended September 30, 2008, we increased cash by $16.7 million to $153.4 million, after taking into account $100.0 million of share repurchases, $34.8 million in capital expenditures and $14.4 million in quarterly dividend payments. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis and we believe that we have placed our deposits with creditworthy financial institutions.
We utilize a variety of insurance carriers for a wide range of insurance coverage and continuously monitor their creditworthiness. Based on current credit ratings by industry rating experts, we currently believe that our carriers have the ability to pay on claims.
Although we have experienced declines in the values of our U.S. pension plan assets, our U.S. pension plan remains well-funded, and we currently anticipate that our contribution to our U.S. pension plan in 2009 will not be materially greater than the $50.4 million that we contributed in the second quarter of 2008. The decline in our U.S. pension plan asset values of approximately $48 million, or 17%, will be recognized into earnings over the actuarially-determined life. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Critical accounting policies used in the preparation of the consolidated financial statements were discussed in our 2007 Annual Report. These critical policies, for which no significant changes have occurred in the three months ended September 30, 2008, include:
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

•
risks associated with cost overruns on fixed fee projects and in taking customer orders for large complex custom engineered products requiring sophisticated program management skills and technical expertise for completion;

•	the substantial dependence of our sales on the success of the petroleum, chemical, power and water industries;

•	the adverse impact of volatile raw materials prices on our products and operating margins;

•
economic, political and other risks associated with our international operations, including military actions or trade embargoes that could affect customer markets, particularly Middle Eastern markets and global petroleum producers, and non-compliance with U.S. export/reexport control, foreign corrupt practice laws, economic sanctions and import laws and regulations;

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

•	the potential adverse impact of an impairment in the carrying value of goodwill or other intangibles;

•	our dependence upon third-party suppliers whose failure to perform timely could adversely affect our business operations;

•	changes in the global financial markets and the availability of capital;

•	our dependence on our customers’ ability to make required capital investment and maintenance expenditures;

•	the highly competitive nature of the markets in which we operate;

•	environmental compliance costs and liabilities;

•	potential work stoppages and other labor matters;

•	our inability to protect our intellectual property in the U.S., as well as in foreign countries; and

•	obligations under our defined benefit pension plans.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We have market risk exposure arising from changes in interest rates and foreign currency exchange rate movements. We are exposed to credit-related losses in the event of non-performance by counterparties to financial instruments, including interest rate swaps and forward exchange contracts, but we currently expect all counterparties will continue to meet their obligations given their current creditworthiness.
Interest Rate Risk
Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our Credit Facilities, which bear interest based on floating rates. At September 30, 2008, after the effect of interest rate swaps, we had $166.1 million of variable rate debt obligations outstanding under our Credit Facilities with a weighted average interest rate of 5.22%. A hypothetical change of 100 basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by $1.2 million for the nine months ended September 30, 2008. As of September 30, 2008 and December 31, 2007, we had $385.0 million and $395.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties with varying maturities through December 2010.
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. Dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. Dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than a non-U.S. subsidiary’s functional currency. Generally, we view our investments in foreign subsidiaries from a long-term perspective and, therefore, do not hedge these investments. We use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. We realized net (losses) gains associated with foreign currency translation of $(105.1) million and $24.6 million for the three months ended September 30, 2008 and 2007, respectively, and $(70.5) million and $44.8 million for the nine months ended September 30, 2008 and 2007, respectively, which are included in other comprehensive (loss) income.
Based on a sensitivity analysis at September 30, 2008, a 10% change in the foreign currency exchange rates for the nine months ended September 30, 2008 would have impacted our net earnings by approximately $26 million, due primarily to the Euro. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. Dollar and that there are no indirect effects, such as changes in non-U.S. Dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency forward exchange contracts discussed below.
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. The use of forward exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the forward exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Our policy allows foreign currency coverage only for identifiable foreign currency exposures, and changes in the fair values of these instruments are included in other (expense) income, net in the accompanying condensed consolidated statements of income. As of September 30, 2008, we had a U.S. Dollar equivalent of $713.5 million in aggregate notional amount outstanding in forward exchange contracts with third parties, compared with $464.9 million at December 31, 2007.

Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of certain forward exchange contracts are included in our consolidated results of operations. We realized foreign currency net (losses) gains of $(9.6) million and $2.6 million for the three months ended September 30, 2008 and 2007, respectively, and $2.8 million and $3.4 million for the nine months ended September 30, 2008 and 2007, respectively, which is included in other (expense) income, net in the accompanying condensed consolidated statements of income. The significant strengthening of the U.S. Dollar exchange rate versus our significant currencies during the three months ended September 30, 2008 is the primary driver of the net loss from the changes in fair values of forward exchange contracts.
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
In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2008.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

United Nations Oil-for-Food Program
We have entered into and disclosed previously in our SEC filings the material details of settlements with the SEC, the Department of Justice (the “DOJ”) and the Dutch authorities relating to products that two of our foreign subsidiaries delivered to Iraq from 1996 through 2003 under the United Nations Oil-for-Food Program. We believe that a confidential French investigation is still ongoing, and, accordingly, we cannot predict the outcome of the French investigation at this time. We currently do not expect to incur additional case resolution costs of a material amount in this matter; however, if the French authorities take enforcement action against us regarding its investigation, we may be subject to additional monetary and non-monetary penalties.
In addition to the settlements and governmental investigation referenced above, on June 27, 2008, the Republic of Iraq filed a civil suit in federal court in New York against 93 participants in the United Nations Oil-for-Food Program, including Flowserve and our two foreign subsidiaries that participated in the program. We intend to vigorously contest the suit, and we believe that we have valid defenses to the claims asserted. However, we cannot predict the outcome of the suit at the present time or whether the resolution of this suit will have a material adverse financial impact on our company.
Export Compliance
In March 2006, we initiated a voluntary process to determine our compliance posture with respect to U.S. export control and economic sanctions laws and regulations. Upon initial investigation, it appeared that some product transactions and technology transfers were not handled in full compliance with U.S. export control laws and regulations. As a result, in conjunction with outside counsel, we have conducted a voluntary systematic process to further review, validate and voluntarily disclose export violations discovered as part of this review process. We have completed the global site visits scheduled as part of this voluntary disclosure process, and we are nearing completion of our comprehensive disclosures to the appropriate U.S. government regulatory authorities, although these disclosures may continue to be refined or supplemented after our initial submittal. Based on our review of the data collected to date, during the self-disclosure period of October 1, 2002 through October 1, 2007, a number of process pumps, valves, mechanical seals and parts related thereto apparently were exported, in limited circumstances, without required export or reexport licenses or without full compliance with all applicable rules and regulations to a number of different countries throughout the world, including certain sanctioned countries. The foregoing information is subject to change as our voluntary reporting process is finalized and we review this submittal with applicable regulatory authorities.
We have taken a number of actions to increase the effectiveness of our global export compliance program. This has included increasing the personnel and resources dedicated to export compliance, providing additional export compliance tools to employees, improving our export transaction screening processes and enhancing the content and frequency of our export compliance training programs.
Any self-reported violations of U.S. export control laws and regulations may result in civil or criminal penalties, including fines and/or other penalties. Although companies making voluntary export violation disclosures, as we are currently doing, have historically received reduced penalties and certain mitigating credits, legislation enacted on October 16, 2007 increased the maximum civil penalty for certain export control violations (assessed on a per-shipment basis) to the greater of $250,000 or twice the value of the transaction. While the Department of Commerce has stated that companies, such as us, that had initiated voluntary self-disclosures prior to the enactment of this legislation generally would not be subjected to enhanced penalties retroactively, we are unable to determine at this time how other U.S. government agencies will apply this enhanced penalty legislation. Accordingly, we are currently unable to definitively determine the full extent or nature or total amount of penalties to which we might be subject as a result of any such self-reported violations of the export control laws and regulations.
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
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On February 26, 2008, our Board of Directors announced the approval of a program to repurchase up to $300.0 million of our outstanding common stock, which commenced in the second quarter of 2008. The share repurchase program does not have an expiration date, and we reserve the right to limit or terminate the repurchase program at any time without notice.
During the quarter ended September 30, 2008, we repurchased a total of 861,600 shares of our common stock under the program for $100.0 million (representing an average cost of $116.08 per share). Since the adoption of this program, we have repurchased a total of 1,129,100 shares of our common stock under the program for $135.0 million (representing an average cost of $119.58 per share). We may repurchase up to an additional $165.0 million under the stock repurchase program. As of September 30, 2008, we had 55.8 million shares issued and outstanding. The following table sets forth the repurchase data for each of the three months during the quarter ended September 30, 2008:

					Maximum Number of
					Shares (or Approximate
				Total Number of Shares	Dollar Value) That May
				Purchased as Part of	Yet Be Purchased Under
	Total Number of		Average Price	Publicly Announced	the
Period	Shares Purchased		Paid per Share	Plan	Plan (in millions)
July 1 – 31	45,812	(1)	$134.25	—	$265.0
August 1 – 31	396,168	(2)	126.59	395,000	215.0
September 1 – 30	466,600		107.17	466,600	165.0

Total	908,580		$117.01	861,600

(1)	Includes a total of 45,812 shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards at an average price per share of $134.25.

(2)
Includes a total of 45 shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards at an average price per share of $127.38, and includes 1,123 shares of common stock purchased at a price of $121.80 per share by a rabbi trust that we established in connection with our director deferral plans pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

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

10.1
First Amendment to Letter of Credit Agreement, dated as of September 11, 2008 among Flowserve Corporation, Flowserve B.V. and other subsidiaries of Flowserve Corporation party thereto, ABN AMRO Bank, N.V., as Administrative Agent and an Issuing Bank, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on September 16, 2008).

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

FLOWSERVE CORPORATION
Date: October 28, 2008	/s/ Lewis M. Kling
Lewis M. Kling
President, Chief Executive Officer and Director

Date: October 28, 2008	/s/ Mark A. Blinn
Mark A. Blinn
Senior Vice President, Chief Financial Officer and Latin America Operations

Exhibits Index

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Flowserve Corporation (incorporated by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K/A as filed with the SEC on August 16, 2006).

3.2	Amended and Restated By-Laws of Flowserve Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on March 12, 2008).

10.1
First Amendment to Letter of Credit Agreement, dated as of September 11, 2008 among Flowserve Corporation, Flowserve B.V. and other subsidiaries of Flowserve Corporation party thereto, ABN AMRO Bank, N.V., as Administrative Agent and an Issuing Bank, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on September 16, 2008).

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