Form 10-K
period 2008-12-31
FLOWSERVE CORP
filed 2009-02-25
CIK 30625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
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

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price of the registrant’s common stock as reported on June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $6,345,000,000. For purposes of the foregoing calculation only, all directors, executive officers and known 5% beneficial owners have been deemed affiliates.

Number of the registrant’s common shares outstanding as of February 19, 2009 was 55,917,717.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the definitive proxy statement for the registrant’s 2009 Annual Meeting of Shareholders scheduled to be held on May 14, 2009 is incorporated by reference into Part III hereof.

FLOWSERVE CORPORATION
FORM 10-K

i

PART I

ITEM 1.	BUSINESS.

GENERAL

Flowserve Corporation is a world leading manufacturer and aftermarket service provider of comprehensive flow control systems. Unless the context otherwise indicates, references herein to “Flowserve,” “the Company” and such words as “we,” “our” and “us” include Flowserve Corporation and its subsidiaries. We were incorporated in the State of New York on May 1, 1912. We develop and manufacture precision-engineered flow control equipment, such as pumps, valves and seals, for critical service applications that require high reliability. Through our manufacturing platform, we offer a broad array of aftermarket equipment services, such as installation, advanced diagnostics, repair and retrofitting. We utilize a footprint of Quick Response Centers (“QRCs”) around the globe to deliver these aftermarket services.

We sell our products and services to more than 10,000 companies, including some of the world’s leading engineering and construction firms, original equipment manufacturers, distributors and end users. Our products and services are used in several distinct industries having a broad geographic reach. Our bookings mix by industry in 2008 consisted of:

• oil and gas	39%
• chemical	17%
• general industries(1)	23%
• power generation	15%
• water	6%

(1)	General industries also includes sales to distributors, whose end customers typically operate in the industries we primarily serve, as well as mining and ore processing, pharmaceuticals, pulp and paper, food and beverage and other smaller applications.

The breakdown of the geographic regions to which our sales were shipped in 2008 were as follows:

• North America	35%
• Europe	28%
• Middle East and Africa	11%
• Asia Pacific	18%
• Latin America	8%

We have pursued a strategy of industry diversity and geographic breadth to mitigate the impact on our business of normal economic downturns in any one of the industries or in any particular part of the world we serve. For information on our sales and long-lived assets by geographic areas, see Note 18 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2008 (“Annual Report”).

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

FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS

In addition to the business segment information presented below, Note 18 to our consolidated financial statements contains additional information about our business segments and geographic areas in which we have conducted business for fiscal years 2008, 2007 and 2006.

FLOWSERVE PUMP DIVISION

Through FPD, we design, manufacture, distribute and service engineered and industrial pumps and pump systems, submersible motors, replacement parts and related equipment, principally to industrial markets. FPD’s products and services are primarily used by companies that operate in the oil and gas, chemical processing, power generation, water treatment and general industrial markets. We market our pump products through our worldwide sales force and our regional service and repair centers or through independent distributors and sales representatives. Our pump systems and components are currently manufactured at 30 plants worldwide, of which eight are located in North America, 12 in Europe and 10 in Latin America and Asia.

We also manufacture a portion of our products through strategic foreign joint ventures. In recent years, Flowserve has focused these strategic joint venture relationships in Austria, China and the Middle East. These relationships provide numerous strategic opportunities, including increased access to our current and new markets, access to additional manufacturing capacity and expanding our operational platform to support low-cost sourcing initiatives and capacity demands for other markets.

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

The following is a summary list of our pump products and globally recognized brands:

FPD Product Types

Centrifugal Pumps	Positive Displacement Pumps	Specialty Products & Systems

• Chemical Process ANSI and ISO	• Reciprocating	• Hydraulic Decoking Systems
• Petroleum Process API 610	• Gear	• Reactor Recycle Systems
• Horizontal Between Bearing Single stage	• Twin Screw	• Cryogenic Liquid Expander
• Horizontal Between Bearing Multi stage		• Ionic Gas Compression
• Vertical		• Thrusters
• Submersible Motor
• Nuclear

FPD Brand Names

• ACEC	• Pacific
• Aldrich	• Pleuger
• Byron Jackson	• Scienco
• Cameron	• Sier-Bath
• Durco	• TKL
• Duriron	• United Centrifugal
• Flowserve	• Western Land Roller
• IDP	• Wilson-Snyder
• iKompressor	• Worthington
• Jeumont-Schneider	• Worthington-Simpson

FPD Services

We provide engineered aftermarket services through our global network of 79 service centers and QRCs, some of which are co-located in a manufacturing facility, in 28 countries. Our FPD service personnel provide a comprehensive set of equipment maintenance services for flow management control systems, including repair, advanced diagnostics, installation, commissioning, re-rate and retrofit programs, machining and full service solution offerings. A large portion of our FPD service work is performed on a quick response basis, and we offer 24-hour service in all of our major markets.

FPD New Product Development

Our investments in new product research and development continue to focus on increasing the capability of our products as customer applications become more advanced, demanding greater levels of production (flow, power and pressure) and under more extreme conditions beyond the level of traditional pump technology. We recently completed the successful manufacture, testing, installation and operation of an ultra-high pressure sea water injection pump operating on an offshore oil drilling platform. This high pressure pump is uniquely configured with an opposed impeller rotor design, making the unit a true innovation in the pump industry. Further, we continue to design solutions and close the technology gaps in developing products for our subsea installations.

As new sources of energy are explored, we have been developing new product designs to support the most critical applications. New designs have been developed and are under qualification review for the critical services of the modern nuclear power generation plant. Along with the development initiatives of new products in the nuclear power generation industry, we continue to support our installed base as we complete a series of tests demonstrating operational capability while pumping contaminated liquid. In addition, several projects to support solar power and advanced geothermal recovery have been initiated to qualify our products for the extreme conditions associated with these applications.

We continue to address our core products with design enhancements to improve performance and the speed at which we can deliver our products. Application of advanced Computational Fluid Dynamics methods led to the development of a unique stage design for our multistage product, resulting in improved performance and an improved competitive position of the product. Our engineering teams continue to apply and develop sophisticated design technology and methods supporting continuous improvement of our proven technology.

In 2008, FPD completed development of our Technology Advantage platform. This platform utilizes a combination of our developed technologies, as well as leading edge technology partners, to increase our asset management and service capabilities for our end user customers. These technologies include intelligent devices, advanced communication and security protocols, wireless and satellite communications and web-enabled data convergence.

None of these newly developed pump products or services required the investment of a material amount of our assets or was otherwise material.

FPD Customers

FPD’s customer mix is diversified, and includes leading engineering procurement and construction firms, original equipment manufacturers, distributors and end users. Our sales mix of original equipment products and aftermarket products and services diversifies our business and somewhat mitigates the impact of normal economic cycles on our business.

FPD Competition

The pump industry is highly fragmented, with more than 100 competitors. We compete, however, primarily with a limited number of large companies operating on a global scale. Competition amongst our closest competitors is generally driven by delivery times, expertise, price, breadth of product offerings, contractual terms, previous installation history and reputation for quality. Some of our largest pump industry competitors include ITT Industries, Ebara Corporation, KSB Inc. and Sulzer Pumps.

The pump industry has undergone considerable consolidation in recent years, primarily caused by (i) the need to lower costs through reduction of excess capacity and (ii) customers’ preference to align with global full service suppliers in simplifying their supplier base. Despite the consolidation activity, the market remains highly competitive. Based on independent industry sources, we believe that we are the largest pump manufacturer serving the oil and gas, chemical and power generation industries and the third largest pump manufacturer overall. We believe that our strongest sources of competitive advantage rest with our extensive range of pumps for the oil and gas, chemical and power generation industries, our large installed base, our strong customer relationships, our more than 100 years of experience in manufacturing and servicing pumping equipment and our reputation for providing quality engineering solutions.

FPD Backlog

FPD’s backlog of orders as of December 31, 2008 was $2.3 billion, compared with $1.8 billion as of December 31, 2007. We expect to ship over 86% of our December 31, 2008 backlog during 2009.

FLOW CONTROL DIVISION

FCD, the second largest business segment within Flowserve, designs, manufactures, distributes and services a broad portfolio of industrial valve and automation solutions, including isolation and control valves, actuation, controls and related equipment. In addition, FCD offers energy management products such as steam traps and condensate recovery systems. FCD leverages its experience and application know-how by offering a complete menu of engineered services to complement its expansive product portfolio. FCD products used to control, direct and manage the flow of liquids and gases are an integral part of any flow control system. Our valve products are most often customized, being engineered to perform specific functions within each of our customers’ unique flow control environments.

Our flow control products are primarily used by companies that operate in the chemical (including pharmaceutical), power generation (nuclear, fossil, coal gasification and renewable), oil and gas, water and general industries, including aerospace, pulp and paper and mining. FCD has 48 sites worldwide, including 19 principal manufacturing facilities, five of which are located in the United States (“U.S.”), and 29 QRCs. A small portion of our valves are produced through an unconsolidated foreign joint venture.

FCD Products

We believe that our valve, automation and controls product and solutions portfolio represents one of the most comprehensive in the flow control industry. Our products are used in a wide variety of applications, from general industrial to the most severe and demanding of service, including those involving high levels of corrosion, extreme temperatures and/or pressures, zero fugitive emissions and nuclear power emergency shutdown.

FCD’s “smart” valve technologies, which integrate high technology sensors, microprocessor controls and digital positioners into high performance control valves, permit real time system analysis, system warnings and remote services. These “smart” valve technologies have been developed in response to the growing demand for increased automation, improved process control efficiency and digital communications at the plant level. We are committed to further enhancing the quality of our product portfolio by continuing to upgrade our existing offerings with cutting-edge technologies.

The following is a summary list of our generally available valve and automation products and globally recognized brands:

FCD Product Types

• Valve Automation Systems	• Digital Positioners
• Control Valves	• Pneumatic Positioners
• Ball Valves	• Intelligent Positioners
• Gate Valves	• Electric/Electronic Actuators
• Globe Valves	• Pneumatic Actuators
• Check Valves	• Hydraulic Actuators
• Butterfly Valves	• Diaphragm Actuators
• Lined Plug Valves	• Switches
• Lubricated Plug Valves	• Steam Traps
• Polyethylene Valves	• Condensate and Energy Recovery Systems
• Smart Valves	• Boiler Controls
• Diagnostic Software	• Digital Communications
• Electro Pneumatic Positioners	• Valve and Automation Repair Services

FCD Brand Names

• Accord	• NAF
• Anchor/Darling	• NAVAL
• Argus	• Noble Alloy
• Atomac	• Norbro
• Automax	• Nordstrom
• Battig	• PMV
• Durco	• P+W
• Edward	• Serck Audco
• Gestra	• Schmidt Armaturen
• Kammer	• Valtek
• Limitorque	• Vogt
• McCANNA/MARPAC	• Worcester Controls

FCD Services

We provide aftermarket products and services through our network of 29 QRCs located throughout the world. Our service personnel provide a comprehensive set of equipment maintenance services for flow control systems, including advanced diagnostics, repair, installation, commissioning, retrofit programs and field machining capabilities. A large portion of our service work is performed on a quick response basis, which includes 24-hour service in all of our major markets. We also provide in-house repair and return manufacturing services worldwide through our production facilities. We believe our ability to offer this comprehensive set of services on short notice provides us with a unique competitive advantage and unparalleled access to our customers’ installed base of flow control products.

FCD New Product Development

Our research and development investment has been targeted in areas that will advance our technological leadership and further differentiate our competitive advantage from a product perspective. The investment priority has been focused on significantly enhancing the digital integration and interoperability of the valve top works (positioners, actuators, limit switches and associated accessories) with Distributed Control Systems (“DCS”). Our efforts in this area continue to pursue the development and deployment of next-generation hardware and software for valve diagnostics, and the integration of the resulting device intelligence through DCS to provide a practical and effective asset management capability for the end user. In addition to developing these new capabilities and value-added services, our investments also include product portfolio expansion and fundamental research in material sciences in order to increase the temperature, pressure and erosion-resistance limits of existing products, as well as noise reduction and emerging areas such as desalination. These investments are made by adding new resources and talent to the organization, as well as leveraging the experience of FPD and FSD and increasing our collaboration with third parties. We expect to continue our research and development investments in the areas discussed above.

None of these newly developed valve products or services required the investment of a material amount of our assets or was otherwise material.

FCD Customers

FCD’s customer mix spans several industries, including the chemical, oil and gas, power generation, water and general industries. FCD’s product mix includes original equipment and aftermarket parts and services. FCD contracts with a variety of customers, ranging from engineering, procurement and construction companies, to distributors, end users and other original equipment manufacturers.

FCD Competition

While in recent years the valve market has undergone a significant amount of consolidation, in relative terms, the market remains highly fragmented. Some of the largest valve industry competitors include Crane Co., Dresser Inc., Emerson, Kitz and Tyco.

Our market research and assessments show that the top 25 global valve manufacturers collectively comprise less than 25% of the total valve market. Based on independent industry sources, we believe that we are the third largest industrial valve supplier on a global basis. We believe that our strongest sources of competitive advantage rest with our comprehensive portfolio of valve products and services, our focus on execution and our expertise in severe corrosion and erosion applications.

FCD Backlog

FCD’s backlog of orders as of December 31, 2008 was $482.9 million, compared with $414.8 million as of December 31, 2007. We expect to ship over 92% of our December 31, 2008 backlog during 2009.

FLOW SOLUTIONS DIVISION

Through FSD, we design, manufacture and distribute mechanical seals, sealing systems and parts and provide related services, principally to process industries. The mechanical seals contained in rotating equipment operate in high stress conditions and require repair or replacement throughout the products’ useful lives, and the repair and replacement of mechanical seals is an integral part of our aftermarket services. Our mechanical seals are used on a variety of rotating equipment, including pumps, compressors, mixers, steam turbines and other specialty equipment, primarily in the oil and gas, chemical processing, mineral and ore processing and general industrial end user markets. The use of mechanical seals provides users both safety and environmental benefits, including reductions of liquid and gaseous emissions, greenhouse gases, water and electric power.

We manufacture mechanical seals at four plants in the U.S. and at six plants outside the U.S. Through our global network of 74 QRCs, six of which are co-located in a manufacturing facility, we provide service, repair and diagnostic services for maintaining components of seal support systems. Our mechanical seal products are primarily marketed to end users through our direct sales force and to distributors and, on a commission basis, sales representatives. A portion of our mechanical seal products is sold directly to original equipment manufacturers for incorporation into rotating equipment requiring mechanical seals.

FSD Products

We design, manufacture and distribute approximately 185 different models of mechanical seals and sealing systems. We believe our ability to deliver engineered new seal product orders within 72 hours from the customer’s request through design, engineering, manufacturing, testing and delivery provides us with a leading competitive advantage. Mechanical seals are critical to the reliable operation of rotating equipment in that they prevent leakage and emissions of hazardous substances from the rotating equipment and reduce shaft wear on the equipment caused by the use of non-mechanical seals. We also manufacture a gas-lubricated mechanical seal that is used in high-speed compressors for gas pipelines and in the oil and gas production and process markets. We continually update our mechanical seals and sealing systems to integrate emerging technologies.

The following list summarizes our seal products and services and globally recognized brands:

FSD Product Types

• Cartridge Seals	• Gas Barrier Seals
• Dry-Running Seals	• Couplings
• Metal Bellow Seals	• Service and Repair
• Elastomeric Seals	• Accessories and Support Systems
• Slurry Seals	• Monitoring and Diagnostics
• Split Seals

FSD Brand Names

• BW Seals	• Interseal
• Durametallic	• Pacific Wietz
• Five Star Seal	• Pac-Seal
• Flowserve	• QRCtm
• Flowstar	• ReadySeal
• GASPACtm	• LifeCycle Advantage

FSD Services

We provide aftermarket services through our network of 74 QRCs located throughout the world, including 24 sites in North America. We also provide asset management services and condition monitoring for rotating equipment through special contracts with many of our customers that reduce maintenance costs. This work is performed on a quick-response basis, and we offer 24-hour service in all of our major markets.

FSD New Product Development

Our investments in new product research and development focus on developing longer-lasting and more efficient products and value-added services. In addition to numerous product upgrades, our recent mechanical seal and seal system innovations include:

•	high-temperature, corrosion-resistant welded metal bellows seals for hot refinery services;

•	general-purpose pusher and bellows seals following API 682 specifications;

•	specialized hot water seals for high-duty boiler circulation pumps in power generation facilities;

•	economical mechanical seal support system designed for high temperature applications; and

•	standardized, easy to produce and ship, mechanical seal support systems designed for common industry use.

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

FSD Competition

We compete against a number of manufacturers in the sale and servicing of mechanical seals. Among our largest global mechanical seal competitors are John Crane, a unit of Smiths Group Plc., and Eagle Burgmann, Inc., which is a joint venture of two traditional global seal manufacturers, Chesterton and AES. Based on independent industry sources, we believe that we are the second largest industrial mechanical seals supplier in the world. We believe our ability to quickly manufacture customers’ requests for engineered seal products, from design to engineering, manufacturing, testing and delivery, is a major competitive advantage.

FSD Backlog

FSD’s backlog of orders as of December 31, 2008 was $118.2 million (including $18.6 million of interdivision backlog, which is eliminated and not included in consolidated backlog), compared with $109.4 million (including $18.1 million of interdivision backlog) as of December 31, 2007. We expect to ship over 98% of our December 31, 2008 backlog during 2009.

GENERAL BUSINESS

Competition

Despite the consolidation trend in recent years, the markets for our products remain fragmented and highly competitive, with primary competitive drivers being price, technical expertise, timeliness of delivery, contractual terms, previous installation history and reputation for quality and reliability. In the pursuit of large capital projects, competition varies depending on the industry and products involved. The competitive factors most relevant to our business in 2008, due to our large volume of projects, were timeliness of delivery, reputation, technical expertise and contractual terms. Industries experiencing slow growth generally tend to have a competitive environment more heavily influenced by price due to supply outweighing demand, and price competition tends to be more significant for original equipment orders than aftermarket services. Given the current domestic and global economic environments, we believe that pricing could become a more influential competitive factor in 2009 as compared to recent years.

In the aftermarket portion of our business, we compete against large and well-established national and global competitors and, in some markets, against regional and local companies who produce low cost replications of spare parts. In the oil and gas industry, the primary competitors for aftermarket services tend to be the customers’ own in-house capabilities. In the nuclear power generation industry, we possess certain competitive advantages due to our “N Stamp” certification, which is a prerequisite to serve customers in that industry, and our considerable base of proprietary knowledge. In other industries, the competitors for aftermarket services tend to be local independent repair shops and low cost replicators. Aftermarket competition for standard products is aggressive due to the existence of common standards allowing for easier replacement or repair of the installed products.

In the sale of aftermarket products and services, we benefit from our large installed base of pumps, valves and seals, which continually require maintenance, repair and replacement parts due to the nature of the products and the conditions under which they operate. Timeliness of delivery, quality and the proximity of service centers are important customer considerations when selecting a provider for aftermarket products and services. In geographic regions where we are locally positioned to provide a quick response, customers have traditionally relied on us, rather than our competitors, for aftermarket products relating to our highly engineered and customized products.

Generally, our customers attempt to reduce the number of vendors from which they purchase, thereby reducing the size and diversity of their inventory. Although vendor reduction programs could adversely affect our business, we have been successful in establishing long-term global purchasing agreements with a number of customers. While the majority of these agreements do not provide us with exclusive rights, they can provide us a “preferred” status with our customers and thereby increase opportunities to win future business. We also utilize our Lifecycle Advantage program to establish fee-based contracts to manage customers’ aftermarket requirements. These programs provide an opportunity to manage the customer’s installed base and expand the business relationship with the customer.

Our ability to use our portfolio of products, solutions and services to meet customer needs is a competitive strength. Our market approach is to create value for our customers throughout the lifecycle of their investments in flow management. We continue to explore and develop potential new offerings in conjunction with our customers. In the early phases of product design, we endeavor to create value in optimizing the selection of equipment for the customer’s specific application, as we are capable of providing technical expertise on product and system capabilities even outside the scope of our specific products, solutions and services. After the equipment is constructed and delivered to the customer’s site, we continue to create value through our aftermarket capabilities by optimizing the performance of the equipment over its operational life. Our skilled service personnel can provide these aftermarket services for our products, as well as many competitors’ products, within the installed base. This value is further enhanced by the global reach of our QRCs and, when combined with our other solutions for our customers’ flow management needs, allows us to create value for our customers during all phases of the capital expenditure cycle.

New Product Development

We spent $34.0 million, $29.1 million and $17.8 million during 2008, 2007 and 2006, respectively, on research and development initiatives. Our research and development group consists of engineers involved in new product development and improvement of existing products. Additionally, we sponsor consortium programs for research with various universities and jointly conduct limited development work with certain vendors, licensees and customers. We believe current expenditures are adequate to sustain our ongoing and necessary future research and development activities. In addition, we work closely with our customers on customer-sponsored research activities to help execute their research and development initiatives in connection with our products and services.

Customers

We sell to a wide variety of customers globally in several distinct industries: oil and gas; chemical; power generation; water management; and a number of other industries that are collectively referred to as general industries. No individual customer accounted for more than 10% of our consolidated 2008 revenues.

We are not normally required to carry unusually high amounts of inventory to meet customer delivery requirements, although higher shipment levels and longer lead times usually require higher amounts of inventory. We have been working to increase our overall inventory efficiency to improve our operational effectiveness and reduce working capital needs. While we do provide cancellation policies through our contractual relationships, we generally do not provide rights of product return for our customers.

Selling and Distribution

We primarily distribute our products through direct sales by employees assigned to specific regions, industries or products. In addition, we use distributors and sales representatives to supplement our direct sales force in countries where it is more appropriate due to business practices or customs, or whenever the use of direct sales staff is not economically efficient. We generate a majority of our sales leads through existing relationships with vendors, customers and prospects or through referrals.

Intellectual Property

We own a number of trademarks and patents relating to the names and designs of our products. We consider our trademarks and patents to be an important aspect of our business. In addition, our pool of proprietary information, consisting of know-how and trade secrets related to the design, manufacture and operation of our products, is considered particularly valuable. Accordingly, we take proactive measures to protect such proprietary information. We generally own the rights to the products that we manufacture and sell, and our operations are unencumbered by licensing or franchise agreements. Our trademarks can typically be renewed indefinitely as long as they remain in use, whereas our existing patents generally expire 20 years from the dates they were filed, which has occurred at various times in the past. We do not believe that the expiration of any individual patent or any patents due to expire in the foreseeable future will have a material adverse impact on our business, financial condition or result of operations.

Raw Materials

The principal raw materials used in manufacturing our products are readily available and include bar stock, machined castings, fasteners, gaskets, motors, silicon and carbon faces and fluoropolymer components. While substantially all of our raw materials are purchased from outside sources, we have been able to obtain an adequate supply and anticipate no shortages of such materials in the future. We continually monitor the business conditions of our suppliers so as to avoid potential supply disruptions, and we continue to expand worldwide sourcing to capitalize on low cost sources of purchased goods balanced with efficient logistics.

We are a vertically-integrated manufacturer of certain pump and valve products. Certain corrosion-resistant castings for our pumps and valves are manufactured at our foundries. Other metal castings are either manufactured at our foundries or purchased from outside sources.

We also use highly-engineered corrosion resistant plastic parts for certain pump and valve product lines. These include rotomolding, as well as injection and compression molding, of a variety of fluoropolymer and other plastic materials. We believe that supply channels for these materials are currently adequate, and we do not anticipate difficulty in obtaining these raw materials in the future.

Concerning the products we supply to customers in the nuclear power generation industry, suppliers of raw materials for nuclear power generation markets must be qualified by the American Society of Mechanical Engineers. Supply channels for these materials are currently adequate, and we do not anticipate difficulty in obtaining such materials in the future.

Employees and Labor Relations

We have more than 15,000 employees globally. In the U.S., a portion of the hourly employees at our pump manufacturing plant located in Vernon, California, our pump service center located in Cleveland, Ohio, our valve manufacturing plant located in Lynchburg, Virginia and our foundry located in Dayton, Ohio, are represented by unions. Additionally, some employees at select facilities in the following countries are unionized or have employee works councils: Argentina, Australia, Austria, Belgium, Brazil, Canada, Finland, France, Germany, Italy, Japan, Mexico, the Netherlands, Spain, Sweden, Switzerland and the United Kingdom. We believe relations with our employees throughout our operations are generally satisfactory, including those employees represented by unions and employee works councils. No unionized facility accounts for more than 10% of our revenues.

Environmental Regulations and Proceedings

We are subject to environmental laws and regulations in all jurisdictions in which we have operating facilities. These requirements primarily relate to the generation and disposal of wastes, air emissions and waste water discharges. We periodically make capital expenditures to enhance our compliance with environmental requirements, as well as to abate and control pollution. At present, we have no plans for any material capital expenditures for environmental control equipment at any of our facilities. However, we have incurred and continue to incur operating costs relating to ongoing environmental compliance matters. Based on existing and proposed environmental requirements and our anticipated production schedule, we believe that future environmental compliance expenditures will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Over the years, we have been involved as one of many potentially responsible parties (“PRP”) at former public waste disposal sites that are or were subject to investigation and remediation. We are currently involved as a PRP at two Superfund sites. The sites are in various stages of evaluation by government authorities. Our total projected “fair share” cost allocation at these two sites is expected to be immaterial. See “Item 3. Legal Proceedings” in this Annual Report for more information.

We have established reserves that we currently believe to be adequate to cover our currently identified on-site and off-site environmental liabilities.

Exports

Our export sales from the U.S. to foreign unaffiliated customers were $344.3 million in 2008, $267.7 million in 2007 and $283.9 million in 2006.

Licenses are required from U.S. and other government agencies to export certain products. In particular, products with nuclear power generation and/or military applications are restricted, as are certain other pump, valve and mechanical seal products.

We have voluntarily disclosed to applicable U.S. governmental authorities the results of an audit of our compliance with U.S. export control laws and are voluntarily self-disclosing the violations identified. Disclosure of such violations could result in substantial fines and other penalties. See “Item 3. Legal Proceedings” in this Annual Report for more information.

AVAILABLE INFORMATION

We maintain an internet website at www.flowserve.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 are made available free of charge through the “Investor Relations” section of our Internet website as soon as reasonably practicable after we electronically file the reports with, or furnish the reports to, the Securities and Exchange Commission (“SEC”).

Also available on our Internet website are our Corporate Governance Guidelines for our Board of Directors and Code of Ethics and Business Conduct, as well as the charters of the Audit, Finance, Organization and Compensation and Corporate Governance and Nominating Committees of our Board of Directors. All of the foregoing documents may be obtained through our Internet website as noted above and are available in print without charge to shareholders who request them. Information contained on or available through our Internet website is not incorporated into this Annual Report or any other document we file with, or furnish to, the SEC.

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

Our business depends on the levels of capital investment and maintenance expenditures by our customers, which in turn are affected by numerous factors, including the state of the domestic and global economies, global energy demand, the cyclical nature of their markets, their liquidity and the condition of global credit and capital markets.

Demand for most of our products and services depends on the level of new capital investment and planned maintenance expenditures by our customers. The level of capital expenditures by our customers depends, in turn, on the general economic conditions, availability of credit, economic conditions within their respective industries and the expectations of future market behavior. Additionally, volatility in commodity prices can negatively affect the level of these activities and can result in postponement of capital spending decisions or the delay or cancellation of existing orders. The ability of our customers to finance capital investment and maintenance may also be affected by factors independent of the conditions in their industry, such as the condition of global credit and capital markets.

The businesses of many of our customers, particularly oil and gas companies, chemical companies and general industrial companies, are to varying degrees cyclical and have experienced periodic downturns. Our customers in these industries, particularly those whose demand for our products and services is primarily profit-driven, historically have tended to delay large capital projects, including expensive maintenance and upgrades, during economic downturns. For example, in response to weak demand for their products due to a soft economy, our chemical customers generally tend to reduce their spending on capital investments and operate their facilities at lower levels, which reduces demand for our products and services. Additionally, oil and gas prices have recently declined significantly, reflecting the impact of credit market disruptions and its effect on worldwide energy demand, which may negatively impact customers’ demand for our products. Diminished demand for our products and services could result in the delay or cancellation of existing orders or lead to excess manufacturing capacity, which unfavorably impacts our absorption of fixed manufacturing costs, and subsequent accelerated erosion of average selling prices in our industry, any of which could adversely affect our business, financial condition, results of operations and cash flows.

Additionally, some of our customers may delay capital investment and maintenance even during favorable conditions in their markets. Recent disruptions in global financial markets and banking systems have made credit and capital markets more difficult for our customers to access, and are generally driving up the costs of newly raised debt. Continuing volatility in the credit and capital markets could impair our customers’ ability to access these markets and increase associated costs, which can have a negative effect on investment in large capital projects, including necessary maintenance and upgrades, even during favorable market conditions. In addition, the liquidity and financial position of our customers could impact their ability to pay in full and/or on a timely basis. Prolonged disruptions in financial markets could have a material adverse effect on our customers and, in turn, our business, financial condition, results of operations and cash flows.

Continuing volatility in commodity prices, prolonged credit and capital market disruptions and a general slowing of economic growth could prompt customers to delay or cancel existing orders, which could adversely affect the viability of our backlog and could impede our ability to realize revenues on our backlog.

As has been widely reported, credit and capital markets around the globe have been experiencing increased levels of disruption in recent months, which has included, among other things, extreme volatility in security prices, reduced levels of liquidity and credit availability and declining valuations. These disruptions, when combined with the volatility in commodity prices that has also been experienced in recent months, have contributed to a significant decrease in the rate of general economic growth. While credit and capital market disruptions have not directly had a disproportionate impact on our customer base in general terms, the general slowing of global economic activity can adversely affect the businesses of our customers, which could potentially result in delays or cancellations of orders for our products.

Our backlog represents the value of uncompleted customer orders. While we cannot be certain that reported backlog will be indicative of future results, our ability to accurately value our backlog can be adversely affected by numerous factors, including economic uncertainty. While we attempt to mitigate the financial consequences of order delays and cancellations through contractual provisions and other means, if we were to experience a significant increase in order delays or cancellations that can result from the aforementioned economic conditions, it could impede or delay our ability to realize anticipated revenues on our backlog. Such a loss of anticipated revenues could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may be unable to deliver our significant backlog on time, which could affect our revenues, future sales and profitability and our relationships with customers.

At December 31, 2008, backlog reached $2.8 billion. In 2009, our ability to meet customer delivery schedules for backlog is dependent on a number of factors including, but not limited to, sufficient manufacturing plant capacity, adequate supply channel access to the raw materials and other inventory required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects and appropriate planning and scheduling of manufacturing resources. Many of the contracts we enter into with our customers require long manufacturing lead times and contain penalty clauses related to on-time delivery. Failure to deliver in accordance with customer expectations could subject us to financial penalties, may result in damage to existing customer relationships, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We sell our products in highly competitive markets, which results in pressure on our profit margins and limits our ability to maintain or increase the market share of our products.

The markets for our products and services are fragmented and highly competitive. We compete against large and well-established national and global companies, as well as regional and local companies, low-cost replicators of spare parts and in-house maintenance departments of our end user customers. We compete based on price, technical expertise, timeliness of delivery, contractual terms, previous installation history and reputation for quality and reliability. Some of our customers are attempting to reduce the number of vendors from which they purchase in order to reduce the size and diversity of their inventory. To remain competitive, we will need to invest continuously in manufacturing, marketing, customer service and support and our distribution networks. No assurances can be made that we will have sufficient resources to continue to make the investment required to maintain or increase our market share or that our investments will be successful. If we do not compete successfully, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Economic, political and other risks associated with international operations could adversely affect our business.

A substantial portion of our operations is conducted and located outside the U.S. We have manufacturing, sales or service facilities in more than 55 countries and sell to customers in over 70 countries, in addition to the U.S. Moreover, we outsource certain of our manufacturing and engineering functions to, and source our raw materials and components from, China, Eastern Europe, India, Latin America and Mexico. Accordingly, our business and results of operations are subject to risks associated with doing business internationally, including:

•	changes in foreign currency exchange rates;

•	instability in a specific country’s or region’s political or economic conditions, particularly in emerging markets and the Middle East;

•	trade protection measures, such as tariff increases, and import and export licensing and control requirements;

•	potentially negative consequences from changes in tax laws or tax examinations;

•	difficulty in staffing and managing widespread operations;

•	difficulty of enforcing agreements and collecting receivables through some foreign legal systems;

•	differing and, in some cases, more stringent labor regulations;

•	partial or total expropriation;

•	differing protection of intellectual property;

•	unexpected changes in regulatory requirements;

•	inability to repatriate income or capital; and

•	difficulty in administering and enforcing corporate policies, which may be different than the normal business practices of local cultures.

For example, political unrest or work stoppages could negatively impact the demand for our products from customers in affected countries and other customers, such as U.S. oil refineries, that could be affected by the resulting disruption in the supply of crude oil. Similarly, the military conflict in the Middle East could soften the level of capital investment and demand for our products and services. Additionally, we are investigating or have investigated certain allegations regarding foreign management engaging in unethical practices prohibited by our Code of Business Conduct, which could have inappropriately benefited them at our expense.

We are exposed to fluctuations in foreign currency exchange rates, as a significant portion of our revenue, and certain of our costs, assets and liabilities, are denominated in currencies other than the U.S. dollar. The primary currencies to which we have exposure are the Euro, Singapore dollar, Indian rupee, British pound, Mexican peso, Argentina peso, Canadian dollar, Swedish krona, Chinese yuan, Japanese yen and Australian dollar. Certain of the foreign currencies to which we have exposure, such as the Argentinean peso, have undergone significant devaluation in the past. Although we enter into forward exchange contracts to economically hedge our risks associated with transactions denominated in foreign currencies, no assurances can be made that exchange rate fluctuations will not adversely affect our financial condition, results of operations and cash flows.

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

Our future success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. Any of these factors could, however, materially adversely affect our international operations and, consequently, our financial condition, results of operations and cash flows.

Noncompliance with U.S. export control laws could materially adversely affect our business.

In March 2006, we initiated a voluntary process to determine our compliance posture with respect to U.S. export control and economic sanctions laws and regulations. Upon initial investigation, it appeared that some product transactions and technology transfers were not handled in full compliance with U.S. export control laws and regulations. As a result, in conjunction with outside counsel, we conducted a voluntary systematic process to further review, validate and voluntarily disclose export violations discovered as part of this review process. We have completed our comprehensive disclosures to the appropriate U.S. government regulatory authorities at the end of 2008, although these disclosures may be refined or supplemented. Based on our review of the data collected, during the self-disclosure period of October 1, 2002 through October 1, 2007, a number of process pumps, valves, mechanical seals and parts related thereto were exported, in limited circumstances, without required export or reexport licenses or without full compliance with all applicable rules and regulations to a number of different countries throughout the world, including certain U.S. sanctioned countries. The foregoing information is subject to revision as we further review this submittal with applicable U.S. regulatory authorities.

Any self-reported violations of U.S. export control laws and regulations may result in civil or criminal penalties, including fines and/or other penalties. We are currently unable to definitively determine the full extent or nature or total amount of penalties to which we might be subject as a result of any such self-reported violations of the U.S. export control laws and regulations.

In addition, we are subject to other risks arising from conducting our international business operations. These include, among other things, risks associated with certain of our foreign subsidiaries autonomously making sales and providing related services, under their own local authority, to customers in countries that have been designated by the U.S. State Department as state sponsors of terrorism, including Iran, Syria and Sudan. Due to the growing political uncertainties associated with these countries, in 2006, our foreign subsidiaries began a voluntary withdrawal, on a phased basis, from conducting new business in these countries. The aggregate amount of all business done by our foreign subsidiaries for customers in Iran, Syria and Sudan accounted for less than 1% of our consolidated global revenue in 2008. While substantially all new business with these countries has been voluntarily phased out, our foreign subsidiaries may independently continue to honor certain existing contracts, commitments and warranty obligations in compliance with U.S. and other applicable laws and regulations.

Terrorist acts, conflicts and wars may materially adversely affect our business, financial condition and results of operations and may adversely affect the market for our common stock.

As a major multi-national company with a large international footprint, we are subject to increased risk of damage or disruption to us, our employees, facilities, partners, suppliers, distributors, resellers or customers due to terrorist acts, conflicts and wars, wherever located around the world. The potential for future attacks, the national and international responses to attacks or perceived threats to national security, and other actual or potential conflicts or wars, including the Israeli-Hamas conflict and ongoing military operations in Iraq and the Middle East at large, have created many economic and political uncertainties. In addition, as a major multi-national company with headquarters and significant operations located in the U.S., actions against or by the U.S. may impact our business or employees. Although it is impossible to predict the occurrences or consequences of any such events, they could result in a decrease in demand for our products, make it difficult or impossible to deliver products to our customers or to receive components from our suppliers, create delays and inefficiencies in our supply chain and result in the need to impose employee travel restrictions, and thereby adversely affect our business, financial condition, results of operations and cash flows.

We are currently subject to the appeal of dismissed securities class action litigation, the unfavorable outcome of which might have a material adverse effect on our financial condition, results of operations and cash flows.

A number of putative class action lawsuits were filed against us, certain of our former officers, our independent auditors and the lead underwriters of our most recent public stock offerings, alleging securities laws violations. By orders dated November 13, 2007 and January 4, 2008, the trial court granted summary judgment in favor of us and all other defendants on all of the plaintiffs’ claims. The trial court also denied the plaintiffs’ request for class certification. The plaintiffs have appealed both rulings to the federal Fifth Circuit Court of Appeals. The appellate briefing is complete and oral argument occurred in February 2009. While we strongly believe that any appeal or other effort by the plaintiffs to overturn the trial court’s denial of class certification or entry of judgment would be without merit, and intends to oppose any such effort vigorously, we cannot determine with certainty the outcome or resolution of any effort to overturn these rulings. If the plaintiffs were successful in overturning the judgment and the case proceeded anew in the trial court, we could not determine with certainty the outcome of the plaintiffs’ claims or the timing for their resolution. In addition to the expense and burden we would incur in defending this litigation and any damages that we could suffer, our management’s efforts and attention could be diverted from the ordinary business operations in order to address these claims. If the final resolution of this litigation was unfavorable to us, our financial condition, results of operations and cash flows could be materially adversely affected if our existing insurance coverage was unavailable or inadequate to resolve the matter.

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

We use hazardous substances and generate hazardous wastes in many of our manufacturing and foundry operations. Most of our current and former properties are or have been used for industrial purposes, and some may require clean-up of historical contamination. We are currently conducting investigation and/or remediation activities at a number of locations where we have known environmental concerns. In addition, we have been identified as one of many PRPs at two Superfund sites. The projected cost of remediation at these sites, as well as our alleged “fair share” allocation, while not anticipated to be material, has been reserved. However, until all studies have been completed and the parties have either negotiated an amicable resolution or the matter has been judicially resolved, some degree of uncertainty remains.

We have incurred, and expect to continue to incur, operating and capital costs to comply with environmental requirements. In addition, new laws and regulations, stricter enforcement of existing requirements, the discovery of previously unknown contamination or the imposition of new clean-up requirements could require us to incur costs or become the basis for new or increased liabilities, any of which could have a material adverse effect on our financial condition, results of operations and cash flows.

We are party to asbestos-containing product litigation that could adversely affect our financial condition, results of operations and cash flows.

We are a defendant in a large number of lawsuits that seek to recover damages for personal injury allegedly resulting from exposure to asbestos-containing products formerly manufactured and/or distributed by us. Such products were used as components of process equipment, and we do not believe that there was any significant emission of asbestos-containing fibers during the use of this equipment. Although we are defending these allegations vigorously and believe that a high percentage of these lawsuits are covered by insurance or indemnities from other companies, there can be no assurance that we will prevail or that payments made by insurance or such other companies would be adequate. Unfavorable rulings, judgments and/or settlement terms could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Our business may be adversely impacted by work stoppages and other labor matters.

As of December 31, 2008, we had more than 15,000 employees, of which approximately 6,000 were located in the U.S. Approximately 7% of our U.S. employees are represented by unions. We also have unionized employees or employee work councils in Argentina, Australia, Austria, Belgium, Brazil, Canada, Finland, France, Germany, Italy, Japan, Mexico, the Netherlands, Spain, Sweden, Switzerland and the United Kingdom. No unionized facility produces more than 10% of our revenues. Although we believe that our relations with our employees are strong and we have not experienced any material strikes or work stoppages recently, no assurances can be made that we will not in the future experience these and other types of conflicts with labor unions, works councils, other groups representing employees or our employees generally, or that any future negotiations with our labor unions will not result in significant increases in our cost of labor.

Inability to protect our intellectual property could negatively affect our competitive position.

We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. We cannot guarantee, however, that the steps we have taken to protect our intellectual property will be adequate to prevent infringement on our rights or misappropriation of our technology. For example, effective patent, trademark, copyright and trade secret protection may be unavailable or limited in some of the foreign countries in which we operate. In addition, while we generally enter into confidentiality agreements with our employees and third parties to protect our intellectual property, such confidentiality agreements could be breached or otherwise may not provide meaningful protection for our trade secrets and know-how related to the design, manufacture or operation of our products. If it became necessary for us to resort to litigation to protect our intellectual property rights, any proceedings could be burdensome and costly, and we may not prevail. Furthermore, adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and manufacturing expertise. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our business, financial condition, results of operations and cash flows.

If we are unable to obtain raw materials at favorable prices, our operating margins and results of operations may be adversely affected.

We purchase substantially all electric power and other raw materials we use in the manufacturing of our products from outside sources. The costs of these raw materials have been volatile historically and are influenced by factors that are outside our control. In recent years, the prices for energy, metal alloys, nickel and certain other of our raw materials have been excessively volatile. While we strive to offset our increased costs through our Continuous Improvement Process (“CIP”) initiative, where gains are achieved in operational efficiencies, if we are unable to pass increases in the costs of our raw materials on to our customers, our operating margins and results of operations may be adversely affected if operational efficiencies are not achieved. To ensure sustained success in CIP achievements, constant training and the expansion of CIP projects are a vital strategy within our operations.

Significant changes in pension fund investment performance or assumptions relating to pension costs may have a material effect on the valuation of our obligations under our defined benefit pension plans, the funded status of these plans and our pension expense.

We maintain defined benefit pension plans that are required to be funded in the U.S., India, Japan, Mexico, the Netherlands and the United Kingdom, and defined benefit plans that are not required to be funded in Austria, France, Germany and Sweden. Our pension liability is materially affected by the discount rate used to measure our pension obligations and, in the case of the plans that are required to be funded, the level of plan assets available to fund those obligations and the expected long-term rate of return on plan assets. A change in the discount rate can result in a significant increase or decrease in the valuation of pension obligations, affecting the reported status of our pension plans and our pension expense. Significant changes in investment performance or a change in the portfolio mix of invested assets can result in increases and decreases in the valuation of plan assets or in a change of the expected rate of return on plan assets. Changes in the expected return on plan assets assumption can result in significant changes in our pension expense and future funding requirements. The performance of global financial markets in 2008 has reduced the value of investments held in trust to support pension plans. Additionally, U.S. regulations are continually increasing the minimum level of funding for U.S pension plans. The combined impact of these changes will require us to increase our contributions to our pension plans in 2009, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, research and development efforts and other general corporate purposes. We continually review our funding policy related to our U.S. pension plan in accordance with applicable laws and regulations.

We may incur material costs as a result of product liability and warranty claims, which could adversely affect our financial condition, results of operations and cash flows.

We may be exposed to product liability and warranty claims in the event that the use of one of our products results in, or is alleged to result in, bodily injury and/or property damage or our products actually or allegedly fail to perform as expected. While we maintain insurance coverage with respect to certain product liability claims, we may not be able to obtain such insurance on acceptable terms in the future, and any such insurance may not provide adequate coverage against product liability claims. In addition, product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant periods of time, regardless of the ultimate outcome. An unsuccessful defense of a product liability claim could have an adverse affect on our business, financial condition, results of operations and cash flows. Even if we are successful in defending against a claim relating to our products, claims of this nature could cause our customers to lose confidence in our products and our company. Warranty claims are not generally covered by insurance, and we may incur significant warranty costs in the future for which we would not be reimbursed.

The recording of increased deferred tax asset valuation allowances in the future could affect our operating results.

We currently have significant net deferred tax assets resulting from tax credit carry forwards, net operating losses, and other deductible temporary differences that are available to reduce taxable income in future periods. Based on our assessment of our deferred tax assets, we determined, based on projected future income and certain available tax planning strategies, that approximately $207 million of our deferred tax assets will more likely than not be realized in the future and no valuation allowance is currently required for this portion of our deferred tax assets. Should we determine in the future that these assets will not be realized, we will be required to record an additional valuation allowance in connection with these deferred tax assets and our operating results would be adversely affected in the period such determination is made.

Our outstanding indebtedness and the restrictive covenants in the agreements governing our indebtedness limit our operating and financial flexibility.

We are required to make scheduled repayments and, under certain events of default, mandatory repayments on our outstanding indebtedness, which may require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, research and development efforts and other general corporate purposes, such as dividend payments and share repurchases, and could generally limit our flexibility in planning for, or reacting to, changes in our business and in the industry.

In addition, the agreements governing our bank credit facilities impose certain operating and financial restrictions on us and somewhat limit management’s discretion in operating our businesses. These agreements limit or restrict our ability, among other things, to: incur additional debt; change fiscal year; pay dividends and make other distributions; prepay subordinated debt, make investments and other restricted payments; enter into sale and leaseback transactions; create liens; sell assets; and enter into transactions with affiliates.

In addition, our bank credit facilities contain covenants requiring us to deliver to lenders leverage and interest coverage financial covenant certificates of compliance and our audited annual and unaudited quarterly financial statements. Our ability to comply with these covenants may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default which, if not cured or waived, may have a material adverse effect on our financial condition, results of operations and cash flows.

We may not be able to continue to expand our market presence through acquisitions, and any future acquisitions may present unforeseen integration difficulties or costs.

Since 1997, we have expanded through a number of acquisitions, and we may pursue strategic acquisitions of businesses in the future. Our ability to implement this growth strategy will be limited by our ability to identify appropriate acquisition candidates, covenants in our credit agreement and other debt agreements and our financial resources, including available cash and borrowing capacity. In addition, acquisitions of businesses may require additional debt financing, resulting in higher leverage and an increase in interest expense, and could result in the incurrence of contingent liabilities.

Should we acquire another business, the process of integrating acquired operations into our existing operations may create operating difficulties and may require significant financial and managerial resources that would otherwise be available for the ongoing development or expansion of existing operations. Some of the more common challenges associated with acquisitions that we may experience include:

•	loss of key employees or customers of the acquired company;

•	conforming the acquired company’s standards, processes, procedures and controls, including accounting systems and controls, with our operations, which could cause deficiencies related to our internal control over financial reporting;

•	coordinating operations that are increased in scope, geographic diversity and complexity;

•	retooling and reprogramming of equipment;

•	hiring additional management and other critical personnel; and

•	the diversion of management’s attention from our day-to-day operations.

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

Forward-Looking Information is Subject to Risk and Uncertainty

This Annual Report and other written reports and oral statements we make from time-to-time include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Annual Report regarding our financial position, business strategy, plans and objectives of management for future operations, industry conditions, market conditions and indebtedness covenant compliance are forward-looking statements. In some cases forward looking statements can be identified by terms such as “may,” “will,” “should,” “expect,” “plans,” “forecasts,” “targets,” “seeks,” “anticipate,” “believe,” “estimate,” “predicts,” “potential,” “continue,” “intends,” or other comparable terminology. These statements are not historical facts or guarantees of future performance but instead are based on current expectations and are subject to significant risks, uncertainties and other factors, many of which are outside of our control.

We have identified factors that could cause actual plans or results to differ materially from those included in any forward-looking statements. These factors include those described above under this “Risk Factors” heading, or as may be identified in our other SEC filings from time to time. These uncertainties are beyond our ability to control, and in many cases, it is not possible to foresee or identify all the factors that may affect our future performance or any forward-looking information, and new risk factors can emerge from time to time. Given these risks and uncertainties, undue reliance should not be placed on forward-looking statements as a prediction of actual results.

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

Our principal executive offices, including our global headquarters, are located at 5215 N. O’Connor Boulevard, Suite 2300, Irving, Texas 75039. Our global headquarters is a leased facility, which we began to occupy on January 1, 2004. The lease term is for 10 years, and we have the option to renew the lease for two additional five-year periods. We currently occupy 125,000 square feet at this facility.

Our major manufacturing facilities (those with 50,000 or more square feet of manufacturing capacity) operating at December 31, 2008 are presented in the table below. See “Item 1. Business” in this Annual Report for further information with respect to all of our manufacturing and operational facilities, including QRCs:

	Number	Approximate
	of Plants	Square Footage

FPD
U.S.	7	1,283,000
Non-U.S.	19	3,107,000
FCD
U.S.	5	1,027,000
Non-U.S.	11	1,332,000
FSD
U.S.	1	130,000
Non-U.S.	3	233,000

We own the majority of our manufacturing facilities, and those manufacturing facilities we do not own are leased. We also maintain a substantial network of U.S. and foreign service centers and sales offices, most of which are leased. Our various leased facilities are generally covered by leases with terms in excess of 7 years, with individual lease terms generally varying based on the facilities’ primary usage. We believe we will be able to extend leases on our various facilities as necessary, as they expire.

We believe that our current facilities are adequate to meet the requirements of our present and foreseeable future operations. We continue to review our capacity requirements as part of our strategy to optimize our global manufacturing efficiency. See Note 12 to the consolidated financial statements included in this Annual Report for additional information regarding our operating lease obligations.

ITEM 3.	LEGAL PROCEEDINGS.

We are party to the legal proceedings that are described in Note 14 to our consolidated financial statements included in “Item 8. Financial Statements” of this Annual Report. In addition to the foregoing, we and our subsidiaries are named defendants in certain other lawsuits incidental to our business and are involved from time to time as parties to governmental proceedings all arising in the ordinary course of business. Although the outcome of lawsuits or other proceedings involving us and our subsidiaries cannot be predicted with certainty and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not expect these matters, either individually or in the aggregate, to have a material effect on our financial position, results of operations or cash flows.

Asbestos-Related Claims

We are a defendant in a large number of pending lawsuits (which include, in many cases, multiple claimants) that seek to recover damages for personal injury allegedly caused by exposure to asbestos-containing products manufactured and/or distributed by us in the past. While the aggregate number of asbestos-related claims has declined in recent years, there can be no assurance that this trend will continue, and the average cost per claim has increased. Asbestos-containing materials incorporated into any such products were primarily encapsulated and used as components of process equipment, and we do not believe that any significant emission of asbestos-containing fibers occurred during the use of this equipment. We believe that a high percentage of the claims are covered by applicable insurance or indemnities from other companies.

Shareholder Litigation — Appeal of Dismissed Class Action Case; Derivative Case Dismissals

In 2003, related lawsuits were filed in federal court in the Northern District of Texas, alleging that we violated federal securities laws. After these cases were consolidated, the lead plaintiff amended its complaint several times. The lead plaintiff’s last pleading was the fifth consolidated amended complaint (the “Complaint”). The Complaint alleged that federal securities violations occurred between February 6, 2001 and September 27, 2002 and named as defendants our company, C. Scott Greer, our former Chairman, President and Chief Executive Officer, Renee J. Hornbaker, our former Vice President and Chief Financial Officer, PricewaterhouseCoopers LLP, our independent registered public accounting firm, and Banc of America Securities LLC and Credit Suisse First Boston LLC, which served as underwriters for our two public stock offerings during the relevant period. The Complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rule 10b-5 thereunder, and Sections 11 and 15 of the Securities Act of 1933 (the “Securities Act”). The lead plaintiff sought unspecified compensatory damages, forfeiture by Mr. Greer and Ms. Hornbaker of unspecified incentive-based or equity-based compensation and profits from any stock sales and recovery of costs. By orders dated November 13, 2007 and January 4, 2008, the court denied the plaintiffs’ motion for class certification and granted summary judgment in favor of the defendants on all claims. The plaintiffs have appealed both rulings to the federal Fifth Circuit Court of Appeals. The appellate briefing is complete and oral argument was held on February 2, 2009 and, to date, there have been no further developments. We will defend vigorously this appeal or any other effort by the plaintiffs to overturn the court’s denial of class certification or its entry of judgment in favor of us and the other defendants.

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

United Nations Oil-for-Food Program

We have entered into and disclosed previously in our SEC filings the material details of settlements with the SEC, the Department of Justice (the “DOJ”) and the Dutch authorities relating to products that two of our foreign subsidiaries delivered to Iraq from 1996 through 2003 under the United Nations Oil-for-Food Program. We believe that a confidential French investigation may still be ongoing, and, accordingly, we cannot predict the outcome of the French investigation at this time. We currently do not expect to incur additional case resolution costs of a material amount in this matter; however, if the French authorities take enforcement action against us regarding its investigation, we may be subject to additional monetary and non-monetary penalties.

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

Export Compliance

In March 2006, we initiated a voluntary process to determine our compliance posture with respect to U.S. export control and economic sanctions laws and regulations. Upon initial investigation, it appeared that some product transactions and technology transfers were not handled in full compliance with U.S. export control laws and regulations. As a result, in conjunction with outside counsel, we conducted a voluntary systematic process to further review, validate and voluntarily disclose export violations discovered as part of this review process. We completed our comprehensive disclosures to the appropriate U.S. government regulatory authorities at the end of 2008, although these disclosures may be refined or supplemented. Based on our review of the data collected, during the self-disclosure period of October 1, 2002 through October 1, 2007, a number of process pumps, valves, mechanical seals and parts related thereto were exported, in limited circumstances, without required export or reexport licenses or without full compliance with all applicable rules and regulations to a number of different countries throughout the world, including certain U.S. sanctioned countries. The foregoing information is subject to revision as we further review this submittal with applicable U.S. regulatory authorities.

We have taken a number of actions to increase the effectiveness of our global export compliance program. This has included increasing the personnel and resources dedicated to export compliance, providing additional export compliance tools to employees, improving our export transaction screening processes and enhancing the content and frequency of our export compliance training programs.

Any self-reported violations of U.S. export control laws and regulations may result in civil or criminal penalties, including fines and/or other penalties. We are currently unable to definitively determine the full extent or nature or total amount of penalties to which we might be subject as a result of any such self-reported violations of the U.S. export control laws and regulations.

Other

We are currently involved as a potentially responsible party at two former public waste disposal sites that may be subject to remediation under pending government procedures. The sites are in various stages of evaluation by federal and state environmental authorities. The projected cost of remediation at these sites, as well as our alleged “fair share” allocation, will remain uncertain until all studies have been completed and the parties have either negotiated an amicable resolution or the matter has been judicially resolved. At each site, there are many other parties who have similarly been identified, and the identification and location of additional parties is continuing under applicable federal or state law. Many of the other parties identified are financially strong and solvent companies that appear able to pay their share of the remediation costs. Based on our information about the waste disposal practices at these sites and the environmental regulatory process in general, we believe that it is likely that ultimate remediation liability costs for each site will be apportioned among all liable parties, including site owners and waste transporters, according to the volumes and/or toxicity of the wastes shown to have been disposed of at the sites. We believe that our exposure for existing disposal sites will not be material.

We are also a defendant in a number of other lawsuits, including product liability claims, that are insured, subject to the applicable deductibles, arising in the ordinary course of business, and we are also involved in ordinary routine litigation incidental to our business, none of which, either individually or in the aggregate, we believe to be material to our business, operations or overall financial condition. However, litigation is inherently unpredictable, and resolutions or dispositions of claims or lawsuits by settlement or otherwise could have an adverse impact on our financial position, operating results or cash flows for the reporting period in which any such resolution or disposition occurs.

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

Market Information & Dividends

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “FLS.” On February 19, 2009, our records showed approximately 1,717 shareholders of record. The following table sets forth the range of high and low prices per share of our common stock as reported by the NYSE for the periods indicated.

PRICE RANGE OF FLOWSERVE COMMON STOCK
(Intraday High/Low Prices)

	2008	2007

First Quarter	$111.41/$80.05	$58.34/$48.98
Second Quarter	$138.53/$104.81	$72.42/$58.23
Third Quarter	$141.35/$81.17	$78.14/$63.53
Fourth Quarter	$87.50/$37.92	$101.00/$75.39

The table below presents declaration, record and payment dates, as well as the per share amounts, of dividends on our common stock during 2008 and 2007:

Declaration Date	Record Date	Payment Date	Dividend Per Share

November 20, 2008	December 24, 2008	January 7, 2009	$0.25
August 14, 2008	September 24, 2008	October 8, 2008	0.25
May 30, 2008	June 25, 2008	July 9, 2008	0.25
February 27, 2008	March 26, 2008	April 9, 2008	0.25

Declaration Date	Record Date	Payment Date	Dividend Per Share

November 15, 2007	December 26, 2007	January 9, 2008	$0.15
August 16, 2007	September 26, 2007	October 10, 2007	0.15
May 17, 2007	June 27, 2007	July 11, 2007	0.15
February 28, 2007	March 28, 2007	April 11, 2007	0.15

On February 26, 2008, our Board of Directors authorized an increase in the payment of quarterly dividends on our common stock from $0.15 per share to $0.25 per share payable quarterly beginning on April 9, 2008. On February 23, 2009, our Board of Directors authorized an increase in the payment of quarterly dividends on our common stock from $0.25 per share to $0.27 per share payable quarterly beginning on April 8, 2009. Any subsequent dividends will be reviewed by our Board of Directors on a quarterly basis and declared at its discretion dependent on its assessment of our financial situation and business outlook at the applicable time. Our credit facilities contain covenants that could restrict our ability to declare and pay dividends on our common stock. Please see the discussion of our credit facilities under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and in Note 12 to our consolidated financial statements included in this Annual Report.

Issuer Purchases of Equity Securities

On February 27, 2008, our Board of Directors announced the approval of a program to repurchase up to $300 million of our outstanding common stock, which commenced in the second quarter of 2008. The share repurchase program does not have an expiration date, and we reserve the right to limit or terminate the repurchase program at any time without notice.

During the quarter ended December 31, 2008, we repurchased a total of 612,000 shares of our common stock under the program for $30.0 million (representing an average cost of $49.00 per share). Since the adoption of this program, we have repurchased a total of 1,741,100 shares of our common stock for $165.0 million (representing an average cost of $94.75 per share). As of December 31, 2008, we had 58.8 million shares issued and outstanding (excluding the impact of treasury shares). We may repurchase up to an additional $135.0 million under the stock repurchase program. The following table sets forth the repurchase data for each of the three months during the quarter ended December 31, 2008:

					Maximum Number of
					Shares (or
				Total Number of	Approximate Dollar
	Total Number			Shares Purchased as	Value) That May Yet
	of Shares		Average Price Paid	Part of Publicly	Be Purchased Under
Period	Purchased		per Share	Announced Plan	the Plan
					(In millions)

October 1-31	383	(1)	$59.68	—	$165.0
November 1-30	572,484	(2)	49.42	570,000	136.8
December 1-31	43,392	(3)	43.46	42,000	135.0

Total	616,259		$49.00	612,000

(1)	Includes a total of 383 shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards at an average price per share of $59.68.

(2)	Includes a total of 292 shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards at an average price per share of $51.25, and includes 2,192 shares of common stock purchased at a price of $61.97 per share by a rabbi trust that we established in connection with our director deferral plans pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

(3)	Includes a total of 1,392 shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards at an average price per share of $52.03.

Stock Performance Graph

The following graph depicts the most recent five-year performance of our common stock with the S&P 500 Index and S&P 500 Industrial Machinery (formerly referred to as Machinery (Diversified) — 500 Index). The graph assumes an investment of $100 on December 31, 2003, and assumes the reinvestment of any dividends over the following five years. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	Base
	Period
Company/Index	2003	2004	2005	2006	2007	2008
Flowserve	$100.00	$131.90	$189.46	$241.71	$464.55	$251.68
S&P 500 Index	100.00	110.88	116.32	134.69	142.09	89.52
S&P 500 Industrial Machinery	100.00	118.13	115.83	132.27	160.33	96.12

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2008	2007	2006(a)	2005(b)	2004(c)
	(Amounts in thousands, except per share data and ratios)

RESULTS OF OPERATIONS
Sales	$4,473,473	$3,762,694	$3,061,063	$2,695,277	$2,522,489
Gross profit	1,580,312	1,247,722	1,007,302	870,561	763,158
Selling, general and administrative expense	(984,403)	(856,501)	(782,503)	(684,271)	(605,145)
Operating income	612,872	409,916	239,619	198,823	166,079
Interest expense	(51,293)	(60,119)	(65,688)	(74,125)	(80,407)
Provision for income taxes	(147,721)	(104,294)	(73,238)	(40,583)	(42,097)
Income from continuing operations	442,413	255,774	114,038	51,419	28,751
Income from continuing operations per share (diluted)	7.74	4.46	2.00	0.91	0.52
Net earnings	442,413	255,774	115,032	17,074	27,069
Net earnings per share (diluted)	7.74	4.46	2.02	0.30	0.49
Cash flows from operating activities	406,025	417,365	163,186	127,445	267,501
Cash dividends declared per share	1.00	0.60	—	—	—
FINANCIAL CONDITION
Working capital	$724,429	$646,591	$418,846	$398,356	358,116
Total assets	4,023,694	3,520,421	2,869,235	2,613,664	2,650,368
Total debt	573,348	557,976	564,569	665,136	701,844
Retirement obligations and other liabilities	502,314	426,469	408,094	396,013	397,655
Shareholders’ equity	1,367,767	1,292,977	1,020,586	853,406	886,558
FINANCIAL RATIOS
Return on average net assets	20.3%	13.8%	8.1%	5.6%	5.1%
Net debt to net capital ratio	6.9%	12.5%	32.6%	40.0%	41.9%

(a)	Results of operations in 2006 include stock option expense of $6.9 million as a result of adoption of the provisions of Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment,” resulting in a reduction in after tax net earnings of $5.5 million.

(b)	Results of operations in 2005 include a loss on debt extinguishment of $27.7 million and a $30.1 million impairment of assets held for sale related to our General Services Group, which is included in discontinued operations, resulting in a reduction in after tax net earnings of $40.2 million.

(c)	Financial condition in 2004 includes the effects of the accounts receivable securitization, which increased cash by $60.0 million, reduced accounts receivable by $48.7 million and increased total debt by $11.3 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EXECUTIVE OVERVIEW

We are an established industry leader with a strong product portfolio of pumps, valves, seals, automation and aftermarket services in support of global infrastructure industries, including oil and gas, chemical, power generation and water management, as well as general industrial markets where our products add value. Our products are integral to the movement, control and protection of the flow of materials in our customers’ critical processes. Our business model is influenced by the capital spending of these industries for the placement of new products into service and aftermarket services for existing operations. The worldwide installed base of our products is an important source of aftermarket revenue, where products are expected to ensure the maximum operating time of many key industrial processes. Over the past several years, we have significantly invested in our aftermarket strategy to provide local support to maximize our customers’ investment in our offerings, as well as to provide business stability during various economic periods. The aftermarket business, which is served by more than 150 of our Quick Response Centers (“QRCs”) located around the globe, provides a variety of service offerings for our customers including spare parts, service solutions, product life cycle solutions and other value added services, and is generally a higher margin business and a key component to our profitable growth.

We experienced favorable conditions in 2008 in our key industries. The demand growth from developing markets and the optimization and refurbishment needs from mature markets increased investments in oil and gas, power and water infrastructure. The growth of industrialization in the developing markets increased the demand for primary chemicals, which drove investment growth in chemical manufacturing facilities, particularly in Asia and the Middle East. In the oil and gas industry, advancements in recovery and processing technologies created opportunities in heavy oil processing, deep water production and natural gas liquefaction and regasification, where our products are well positioned. In the power industry, we provide products and services for all forms of power generation, and we are one of a limited number of manufacturers with existing “N-stamp” certifications required to support the nuclear power generation industry.

The global demand growth over the past several years has provided us the opportunity to increase our installed base of new products and drive recurring aftermarket business. We continue to execute on our strategy to increase our presence in all regions of the global market to capture this aftermarket business opportunity, as well as to secure new capital projects and process plant expansions. Although we have experienced strong demand for our products and services in recent periods, we face challenges affecting many companies in our industry with a significant multinational presence, such as economic, political and other risks.

We currently employ more than 15,000 employees in more than 55 countries who are focused on key strategies that reach across the business. See the “Our Strategies” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) for a discussion of our key strategies. We continue to build on our geographic breadth through our QRC network with the goal to be positioned as near to the customers as possible for service and support in order to capture this important aftermarket business. Along with ensuring that we have the local capability to sell, install and service our equipment in remote regions, it is equally imperative to continuously improve our global operations. We continue to expand our global supply chain capability to meet global customer demands and ensure the quality and timely delivery of our products. Significant efforts are underway to improve the supply chain processes across our divisions to find areas of synergy and cost reduction. In addition, we are improving our supply chain management capability to ensure it can meet global customer demands. We continue to focus on improving on-time delivery and quality, while reducing warranty costs as a percentage of sales across our global operations, through the assistance of a focused Continuous Improvement Process (“CIP”) initiative. The goal of the CIP initiative, which includes lean manufacturing, six sigma business management strategy and value engineering, is to maximize service fulfillment to customers through on-time delivery, reduced cycle time and quality at the highest internal productivity. This program is a key factor in our margin expansion plans.

Recent disruptions in global financial markets and banking systems are making credit and capital markets more difficult for companies to access, and are generally driving up the costs of newly raised debt. We continue to assess the implications of these factors on our current business and the state of the global economy. While we believe that these financial market disruptions have not directly had a disproportionate impact on our financial position, results of operations or liquidity as of December 31, 2008, continuing volatility in the credit and capital markets could potentially impair our and our customers’ ability to access these markets and increase associated costs. There can be no assurance that we will not be materially adversely affected by these financial market disruptions and the global economic recession as economic events and circumstances continue to evolve. Only 1% of our term loan is due to mature in each of 2009 and 2010, and after the effects of $385.0 million of notional interest rate swaps, approximately 70% of our term debt was at fixed rates at December 31, 2008. Our revolving line of credit and our European Letter of Credit Facility are committed and are held by a diversified group of financial institutions. Further, we increased our cash balance by $101.2 million to $471.8 million as of December 31, 2008 as compared with December 31, 2007, after significant cash uses in 2008, including $165.0 million of share repurchases, $126.9 million in capital expenditures, $51.5 million in dividend payments, $50.8 million in contributions to our U.S. pension plans and the funding of increased working capital requirements. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. See the “Liquidity and Capital Resources” section of this MD&A for further discussion.

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

Our product portfolio is built on more than 50 well-respected brand names such as Worthington, IDP, Valtek, Limitorque and Durametallic, which we believe to be one of the most comprehensive in the industry. The products and services are sold either directly or through designated channels to more than 10,000 companies, including some of the world’s leading engineering and construction firms, original equipment manufacturers, distributors and end users.

Our Markets

Our products and services are used in several distinct industries: oil and gas; chemical; power generation; water management; and a number of other industries that are collectively referred to as “general industries.”

Demand for most of our products depends on the level of new capital investment and planned and unplanned maintenance expenditures by our customers. The level of capital expenditures depends, in turn, on capital infrastructure projects driven by the need for oil and gas, power and water, as well as general economic conditions. These demands are related to the phase of the cycle in their respective industries and the expectations of future market behavior. The levels of maintenance expenditures are driven by the reliability of the equipment, planned and unplanned downtime for maintenance and the required capacity utilization of the process.

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

In the sale of aftermarket products and services, we benefit from a large installed base of our pumps, valves and seals, which require maintenance, repair and replacement parts. We use our manufacturing platform to offer a broad array of aftermarket equipment services, such as installation, advanced diagnostics, repair and retrofitting. In geographic regions where we are positioned to provide quick response, we believe customers have traditionally relied on us, rather than our competitors, for aftermarket products due to our highly engineered and customized products. However, the aftermarket for standard products is competitive, as the existence of common standards allows for easier replacement of the installed products. Proximity of service centers, timeliness of delivery and quality are important considerations for aftermarket products and services. Therefore, we continue to expand our global QRC network to improve our ability to capture this important aftermarket business.

Oil and Gas

The oil and gas industry represented approximately 39% and 41% of our bookings in 2008 and 2007, respectively. Investment in upstream (exploration and production) petroleum projects, which was driven by aggressive demand growth projections in 2008, contributed to the increase in bookings. Many of these projects were in Asia, Africa, the Middle East and Latin America and reflect opportunities with national, international and other major oil companies. Based on the current and future expectations of oil and gas price levels as compared with historical levels, oil and gas companies are currently reevaluating capital investment plans, and several major project delays have been announced in recent weeks.

In the downstream segment (refining and transportation) of the industry, we experienced increased investment in 2008 due to a projected greater global demand for refined products, stimulated by the rapid economic growth in developing countries and general demand growth in the rest of the world. These demand growth projections have been reduced in recent months due to the current and projected impact of global economic conditions. This moderation of growth projections is influencing the timing of major refinery projects in several regions around the globe. Project investments are forecasted to continue for large developing market areas, such as China and India, as these markets continue to build indigenous capability to meet local demand. Additionally, existing refiners located in more mature markets continue to see pressure related to new clean fuel regulations and aging infrastructure, which result in activities such as overhauls and upgrades to address these concerns. We believe these situations will continue to provide project opportunities for our products, solutions and services, which are well suited for these applications.

The outlook for the oil and gas industry is heavily dependent on the demand growth for crude and refined products from both mature markets and developing geographies. We believe oil and gas companies will continue a moderate level of upstream and downstream investment through the current economic market conditions. A prolonged decline in demand could cause oil and gas companies to reduce their overall level of activity or capital spending, which could decrease demand for our products and services. However, we believe the long-term fundamentals for this industry remain solid based on current supply, projected depletion rates of existing fields and forecasted long-term demand growth.

Chemical

The chemical industry represented approximately 17% of our bookings in both 2008 and 2007. The chemical industry continued its growth investment behavior through much of 2008. With the advent of the troubles in the financial markets, consumption of end products from the chemical industry began to decline in the fourth quarter of 2008. This began to impact capital spending plans at many of the major chemical companies. Recently announced downsizing plans by several of the major global chemical companies are also bringing measured reductions in short-term capital investment plans. The North America Chemical Processing Industry has forecasted a focus on maintenance and upgrades of facilities to ensure the competitiveness of these operations during the current recessionary period. We believe our QRC structure and aftermarket capabilities are well positioned to serve these demands. In certain developing regions, such as China and the Middle East, capital investment is still forecasted consistent with the indigenous growth strategies to build production capabilities to meet current and future local demands.

The outlook for the chemical industry is dependent on the global economy. The growth behavior in this industry is well-aligned with that of the gross domestic product behavior by region. As noted above, many of the products produced by this industry depend on consumer demand to drive growth. The significant decrease in the price of oil feedstock has the opportunity to improve the profitability of continuing operations should consumer and commodity prices hold at an acceptable level. We believe the chemical industry will continue to invest in maintenance and upgrades for optimization of existing assets and that certain developing regions of the globe will continue investing in capital infrastructure to support both current and future local needs. We also believe that our specialty product offerings and our aftermarket service capabilities position us to gain market share through the current economic downturn.

Power

The power industry represented approximately 15% and 12% of our bookings in 2008 and 2007, respectively. This industry continued to see capital investment growth due to the increased power demands in developing countries, such as China and India, and capacity increases in mature markets, including the United States (“U.S.”). The projects in 2008 spanned all versions of power generation, including coal-fired, gas-fired, hydro and nuclear. There was a concerted industry effort to review methodologies to provide clean power generation, which increased investments in carbon capture and storage, as well as alternative energy sources. We have leveraged our research and development investments and our strong customer relationships to ensure that we are properly engaged in all matters relative to power generation. We are seeing increased activity in alternative energy sources, such as geothermal and coal gasification, where we are working with key customers in the development of products to serve this portion of the power industry.

Planned investments in nuclear power generators continued to grow in 2008 with a significant increase in proposed projects. According to data from the World Nuclear Association as of the end of 2008, there were 43 reactors under construction with 372 reactors planned or currently proposed. In 2008, China announced plans to develop an incremental 60 gigawatts of nuclear power generation by 2020, and the China National Nuclear Corporation announced they have received funding commitments of approximately $51 billion to support this ambition. New project plans have also been announced in India, Latin America and the Middle East. Our product offerings have maintained “N-stamp” certification (required for nuclear applications) through the slowdown in the past in nuclear power plant construction, which has allowed us to continue to support the aftermarket business for existing facilities. We believe this positions us well for the planned growth in investment in nuclear power generation globally.

We believe the outlook for the power industry remains favorable in the current global economic recession; however, the duration and depth of this recession could delay the demand for additional power, which could delay major capital projects into the future. We believe the long-term fundamentals for this industry remain solid based on projected global population growth, advancements of industrialization and growth of urbanization in developing markets around the globe.

Water

In both 2008 and 2007, the water market represented approximately 6% of our bookings. Worldwide demand for fresh water and water treatment continues to create requirements for new facilities or for upgrades of existing systems, many of which require products that we offer, especially pumps. We believe that the persistent demand for fresh water during all economic cycles supports continuing investments even in the current economic downturn. While forecasts do indicate some potential funding challenges for municipal and government projects due to reduced tax revenues, which are projected to potentially influence the scope of work planned, we do not currently foresee the cancellation of critical projects, as they are necessary for the availability of fresh water.

The water industry is facing a future supply/demand challenge relative to forecasted global population growth coupled with the advancement of industrialization and urbanization. Due to the limitations of usable fresh water around the globe, there continues to be an increased investment in desalination. This investment is forecasted to significantly increase over the next couple of decades. We believe we are a global leader in the desalination market, which is already an important source of fresh water in the Mediterranean region and the Middle East. We expect that this trend in desalination will expand from these traditional areas to other coastal areas around the globe, which we believe presents a significant market opportunity for pumps, valves and actuation products.

General Industries

General industries comprises a variety of different businesses, including mining and ore processing, pharmaceuticals, pulp and paper, food and beverage and other smaller applications, none of which individually represented more than 5% of total bookings in 2008 and 2007. General industries also include sales to distributors, whose end customers operate in the industries we primarily serve. General industries represented, in the aggregate, approximately 23% and 24% of our bookings in 2008 and 2007, respectively.

In 2008, we saw favorable growth in these businesses during the first three quarters of the year. With the advent of the disruptions in the global financial markets, several of these industries have experienced reduced consumption requirements for their respective end products. Pulp and paper along with mining and ore processing are two areas that have experienced measured adverse impacts from the current market conditions. Other industries in this segment are experiencing softening market conditions to a lesser extent. We believe the outlook for this group of industries is dependent upon the length and severity of the current global economic recession. We also believe that our specialty product offerings and our aftermarket service capabilities will provide sound business opportunities in these industries through the slower periods of the global economy.

The reporting of trends by product type, customer type and business type is based upon analytical review of individual operational results and knowledge of their respective businesses, as we do not formally track revenues by any of these categories. These trends are analyzed as a secondary reporting mechanism that is not derived directly from our general ledger system.

Our Strategies

Our overarching objective is to grow our position as a product and integrated solutions provider in the flow control industry. This objective includes continuing to sell products by building on existing sales relationships and marketing the power of our portfolio of products and services. It also includes delivering specific end user solutions that help customers attain their business goals by ensuring maximum reliability at a decreased cost of ownership. We seek to drive sustainable, profitable growth by using strategies that are well communicated throughout our company. These strategies include: organic growth, globalization, process excellence, portfolio management, strategic acquisitions, organizational capability and technology/innovation. The key elements of these strategies are outlined below.

Organic Growth

Organic growth is an important initiative focused on growing revenues from the existing portfolio of products and services, as well as through the development of new customer-driven products and services. An overarching goal is to focus on opportunities that can maximize the organic growth from existing customers and to evaluate potential new customer-partnering initiatives that maximize the capture of the product’s total life cycle. We are one of the few pump, valve and seal companies that can offer customers a differentiated option of products and services, as well as offer additional options that include any combination of products and solution support packages across a broad portfolio. The combined pump and seal end user teams have historically been successful in delivering new solution programs and increasing organic aftermarket growth.

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

We also seek to continue to review our substantial installed pump, seal and valve base as a means to expand the aftermarket services business, as customers are increasingly using third-party aftermarket service providers to reduce their fixed costs and improve profitability. To date, the aftermarket services business has provided us with a steady source of revenues and cash flows at higher margins than original equipment sales. This allows us to be in frequent contact with customers, building on the knowledge of customer needs and providing cross-selling opportunities. We are building on our established presence through an extensive global QRC network to provide the immediate parts, service and technical support required to effectively manage and win the aftermarket business created from our installed base.

Globalization

The globalization business initiative has several facets that include:

•	expanding our global presence to capture business in the developing geographic market areas;

•	utilizing low-cost sourcing opportunities to remain competitive in the global economy; and

•	attracting and retaining the global intellectual capital required to support our global growth plans in new geographical areas.

We believe there are attractive opportunities in international markets, particularly in Latin America, the Middle East and Asia-Pacific and intend to continue to utilize our global presence and strategically invest to further penetrate these markets. In the aftermarket services business, we seek to strategically add QRC sites in order to provide rapid response, fast delivery and onsite field repair on a global scale for our customers. In 2008, we added more than 10 QRCs expanding our ability to effectively deliver aftermarket support globally.

We believe that future success will be supported by investments made to establish indigenous operations to effectively serve the local market while taking advantage of low cost manufacturing, competent engineering and strategic sourcing where practical. We believe that this positions us well to support our global customers from project conception through commissioning and over the life of their operations.

We are focused on shifting, as appropriate, certain manufacturing and engineering functions to, and increasing the supply of materials and components from, lower cost areas such as India, China, Mexico, Latin America and Eastern Europe. In 2008, these low cost regions supplied our three divisions direct materials ranging from 13% to 28% of divisional spending. We are also focused on utilizing supply chain management to reduce procurement costs, including expanding purchases utilizing e-Commerce and further consolidating the procurement of goods at a better value.

In addition, we have expanded our China presence with additional sales and supply chain professionals and growth plans. These growth plans include acquisition or development of new capabilities that will enhance the penetration of products in China for oil and gas and power projects, as well as provide a base for the export of products.

Process Excellence

The process excellence initiative encapsulates ongoing programs that work to drive increased customer fulfillment and yield internal productivity. This initiative includes:

•	driving improved customer fulfillment through metrics such as on-time delivery, cost reduction, quality, cycle time reduction and warranty cost reduction as a percentage of sales;

•	continuing to develop a culture of continuous improvement that delivers maximum productivity and cost efficiencies; and

•	implementing global functional competencies to drive standardized processes.

We seek to increase our operational efficiency through our CIP initiative, which utilizes tools such as six sigma methodology, lean manufacturing and capacity management to improve quality and processes, reduce product cycle times and lower costs. Recognizing that employees are our most valuable resource in achieving operational excellence goals, we have instituted broad CIP training. To date, more than 1,400 employees are CIP-trained or certified as “Green Belts,” “Black Belts” or “Master Black Belts,” and are deployed on CIP projects throughout our company in operations and the front office of the business. As a result of the CIP initiatives, we have developed and implemented processes to reduce our engineering and manufacturing process cycle time, improve on-time delivery and service response time, lower inventory levels and reduce costs. We have also experienced success in sharing and applying best practices achieved in one business segment and deploying those ideas to other segments of the business.

We continue to rationalize existing Enterprise Resource Planning (“ERP”) systems onto six strategic ERP systems. Going forward, these six strategic ERP systems will be maintained as core systems with standard tool sets, and will be enhanced as needed to meet the growing needs of the business in areas such as eCommerce, back office optimization and export compliance. Further investment in non-strategic ERP systems will be limited to compliance matters and conversion to strategic ERP systems.

We also seek to improve our working capital utilization, with a particular focus on improving the management of accounts receivable and inventory. See further discussion in the “Liquidity and Capital Resources” section of this MD&A.

Portfolio Management

We drive our new product and service development through our product management organization, working in concert with engineering, operations and sales. The goal is to increase our revenues from new products and services developed during the last five years. The new product development process has made significant progress in demonstrating a pipeline of new and modified products and services.

The continued management of our portfolio of products and services is critical to our success. We will continue to rationalize our portfolio of products and services to ensure alignment with market requirements. We will continue to make research and development (“R&D”) investments to expand the scope of our product offerings and our deployment of advanced technologies.

Strategic Acquisitions

We continually evaluate acquisitions, joint ventures and other strategic investment opportunities to broaden our product portfolio, service capabilities, geographic presence or operational capabilities to meet the growing needs of our customers. We evaluate all investment opportunities through a decision filtering process to try to ensure a good strategic, financial and cultural fit.

In 2008, our acquisition activities focused on the addition of complimentary products and services to key components of our existing portfolio. These activities included the purchase of full ownership of Niigata Worthington Company, Ltd. (“Niigata”) in Japan, which previously was a 50/50 joint venture between our pump division and Niigata. We also completed a joint venture arrangement with The Linde Group for the development of its Ionic Compression technology, which will provide a global business in the area of clean fuel refueling technologies. Neither of the foregoing transactions were considered to have involved a significant amount of assets or to be an agreement upon which we are substantially dependent.

Organizational Capability

We focus on several elements in our strategic efforts to continuously enhance our organizational capability, including:

•	institutionalizing our succession planning along with our leadership competencies and performance management capabilities, with a focus on key positions and critical talent pools;

•	utilizing these capabilities to drive employee engagement through our training programs and facilitate our cross-divisional and functional development assignments;

•	developing talent acquisition programs such as our engineering recruitment program to address critical talent needs to support our emerging markets and global growth;

•	capturing the intellectual capital in the current workforce, disseminating it throughout our company and sharing it with customers as a competitive advantage;

•	creating a total compensation program that provides our associates with equitable opportunities that are competitive and linked to business and individual performance; and

•	building a diversified organization with a strong ethical and compliance culture based on transparency and trust.

We continue to focus on training through the distribution of electronic learning packages in multiple languages for our Code of Business Conduct, workplace harassment, facility safety, anti-bribery, export compliance and other regulatory and compliance programs. In addition, in 2006 we launched a rotating equipment specialist development program aimed at capturing internal intellectual capital and improving the capabilities of the internal workforce in an effort to provide better service to our customers. This is a comprehensive program that will continue through 2009 with the goal of educating more than 2,000 of our front line employees across the globe. We also formalized our skilled machinist apprenticeship training program in 2008 to provide trained machinist to support our growth.

Technology/Innovation

The infusion of advanced technologies into new products and services has become a core goal as we continue to grow and evolve our product portfolio. The objective is to improve the percentage of revenue derived from new products as a function of overall sales, utilizing technological innovation to improve overall product lifecycles and total cost of ownership for our customers. A cross-divisional technology council is in place to explore new technologies and their potential applications in our industry. The team also has the objective of ensuring that the technologies developed are available for wide use across our company to maximize the return on investments.

We are actively involved in exploring and commercializing new technologies in five major areas: Materials Science; Fluid Dynamics; Mechanical Design; Mechatronics; and Electronics and Software. As an example, one major focus of our Electronics and Software team is integrating self-diagnostic capabilities into our products that are designed to enable pro-active, condition-based maintenance strategies. This includes a series of innovations that together are able to collect in-service data, intelligently analyze the data in real-time to detect emerging patterns of behavior that may indicate a potential problem, and then communicate pro-active advice to the end user on what actions can be taken to keep the unit in service longer and how to avoid unplanned downtime.

In many of our research areas, we are teaming with universities and experts in the appropriate scientific fields to accelerate the required learning and to shorten the development time in leveraging the value of applied technologies in our products and services. Our intent is to be a market leader in the application of advanced technology to improve product performance and return on investment for our customers.

OUR RESULTS OF OPERATIONS

As discussed in Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2008 (“Annual Report”), FPD acquired the remaining 50% interest in Niigata, a Japanese manufacturer of pumps and other rotating equipment, effective March 1, 2008, for $2.4 million in cash. The incremental interest acquired was accounted for as a step acquisition, and Niigata’s results of operations have been consolidated since the date of acquisition. Prior to this transaction, our 50% interest in Niigata was recorded using the equity method of accounting. No pro forma information has been provided due to immateriality.

The following discussion should be read in conjunction with the “Outlook for 2009” section included in this MD&A.

Bookings and Backlog

	2008	2007	2006
	(Amounts in millions)

Bookings	$5,105.7	$4,318.7	$3,617.0
Backlog (at period end)	2,825.1	2,276.6	1,630.0

We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacture, service or support. Bookings in 2008 increased by $787.0 million, or 18.2%, as compared with 2007. The increase includes currency benefits of approximately $181 million (currency effects on bookings are calculated using the change in the average exchange rates for the applicable periods). The increase is attributable to strength in the oil and gas and general industries, especially in FPD, primarily in Europe, the Middle East and Africa (“EMA”), as well as continued strength in the chemical industry, especially in FCD, and the power industry in FPD and FCD and $68.5 million in bookings provided by Niigata. Historically, the fourth quarter has been a strong bookings quarter for us. However, bookings in the fourth quarter of 2008 were lower than bookings in each of the first, second and third quarters of 2008, reflecting our customers’ responses to concerns regarding recent disruptions in the credit and capital markets, global economic conditions and recent declines in oil and gas prices.

Total bookings in 2007 increased by $701.7 million, or 19.4%, as compared with 2006. The increase included currency benefits of approximately $208 million. Increased bookings were primarily attributable to strength in the oil and gas and chemical markets for all of our divisions. Additionally, the power industry continued to be strong for FPD and FCD, and the water and mining industries contributed to the growth in FPD.

Backlog represents the accumulation of uncompleted customer orders. Backlog of $2.8 billion at December 31, 2008 increased by $548.5 million, or 24.1%, as compared with 2007. Currency effects provided a decrease of approximately $185 million (currency effects on backlog are calculated using the change in period end exchange rates). The net increase reflects growth in orders for large engineered products, which have longer lead times, and $95.9 million attributable to the acquisition of Niigata. During the fourth quarter of 2008, we had cancellations of $32.2 million, approximately $25 million of which was related to a single booking recorded by FPD in the third quarter of 2008. By the end of 2009, we expect to ship over 87% of our December 31, 2008 backlog. Backlog of $2.3 billion at December 31, 2007 increased by $646.6 million, or 39.7%, as compared with 2006. Currency effects provided an increase of approximately $140 million. The increase resulted primarily from increased bookings as discussed above.

Sales

	2008	2007	2006
	(Amounts in millions)

Sales	$4,473.5	$3,762.7	$3,061.1

Sales in 2008 increased by $710.8 million, or 18.9%, as compared with 2007. The increase includes currency benefits of approximately $113 million. The increase was attributable to strength in the oil and gas and power markets in FPD, primarily in EMA and Asia Pacific, and growth in all markets in FCD, primarily in EMA and Asia Pacific, as well as $87.0 million in sales provided by Niigata. In 2008, original equipment and aftermarket sales increased approximately 22% and 13%, respectively, as compared with 2007.

Sales in 2007 increased by $701.6 million, or 22.9%, as compared with 2006. The increase included currency benefits of approximately $178 million. The increase was primarily attributable to continued strength in the oil and gas markets, which positively impacted both original equipment and aftermarket sales for FPD. Additionally, FCD experienced strong project sales across all valve markets and FSD experienced increased aftermarket and project sales in EMA and North America, respectively. In 2007, original equipment and aftermarket sales increased 27% and 18%, respectively, as compared with 2006.

Sales to international customers, including export sales from the U.S., were approximately 69% of sales in 2008 compared with 66% of sales in 2007 and 67% of sales in 2006. Sales to EMA were approximately 39%, 38%

and 42% in 2008, 2007 and 2006, respectively. Sales into the Asia Pacific region were approximately 18%, 16%, and 15% in 2008, 2007 and 2006, respectively.

Gross Profit and Gross Profit Margin

	2008	2007	2006
	(Amounts in millions)

Gross profit	$1,580.3	$1,247.7	$1,007.3
Gross profit margin	35.3%	33.2%	32.9%

Gross profit in 2008 increased by $332.6 million, or 26.7%, as compared with 2007. Gross profit margin in 2008 of 35.3% increased from 33.2% in 2007. The increase is primarily attributable to FPD, whose gross profit margin increased due primarily to improved original equipment pricing implemented in 2007, increased throughput and increased sales, which favorably impact our absorption of fixed manufacturing costs, and reduced warranty costs as a percentage of sales, as well as the impact of CIP initiatives. Additionally, gross profit margin was favorably impacted by specialty pumps, which had a higher margin. Partially offsetting these improvements was the significant growth in original equipment sales. While both original equipment and aftermarket sales increased, original equipment sales growth exceeded that of aftermarket sales growth during 2008. As a result, original equipment sales increased to approximately 65% of total sales as compared with approximately 63% in 2007. Original equipment generally carries a lower margin than aftermarket.

Gross profit in 2007 increased by $240.4 million, or 23.9%, as compared with 2006. Gross profit margin in 2007 of 33.2% increased from 32.9% in 2006. Gross profit margin in 2007 was positively impacted by higher sales, which favorably impacted our absorption of fixed manufacturing costs, as well as various CIP and supply chain initiatives. Our CIP initiative drove increased throughput on existing capacity, reduced cycle time, lean manufacturing and reduced warranty costs as a percentage of sales. Our supply chain initiatives focus on materials costs savings through low cost supply sources, long-term supply agreements and product outsourcing. While both original equipment and aftermarket sales increased, the rate of growth of original equipment sales exceeded that of aftermarket sales. As a result, original equipment sales increased to 63% of total sales in 2007, as compared with approximately 62% of total sales in 2006. The aftermarket business generally provides more favorable gross profit margins than original equipment.

Selling, General and Administrative Expense (“SG&A”)

	2008	2007	2006
	(Amounts in millions)

SG&A	$984.4	$856.5	$782.5
SG&A as a percentage of sales	22.0%	22.8%	25.6%

SG&A is impacted by growth in our underlying business, various initiatives to improve organizational capability, compliance and systems and infrastructure improvements. SG&A in 2008 increased by $127.9 million, or 14.9%, as compared with 2007. Currency effects provided an increase of approximately $21 million. The increase in SG&A is primarily attributable to a $61.5 million increase in selling and marketing-related expenses in support of increased bookings and sales and overall business growth. The increase is also attributable to a $47.0 million increase in other employees’ costs due to annual and long-term incentive compensation plans, including equity compensation, arising from improved performance and a higher stock price as of the date of grant and annual merit increases, $9.8 million of SG&A incurred by Niigata and a $11.1 million increase in bad debt expense, primarily in FCD, partially offset by a $10.3 million decrease in legal fees and expenses due to legal matters incurred in 2007 that did not recur. SG&A as a percentage of sales in 2008 improved 80 basis points as compared with the same period in 2007, primarily as a result of leverage from increased sales.

SG&A in 2007 increased by $74.0 million, or 9.5%, as compared with 2006. Currency effects provided an increase of approximately $29 million. The increase in SG&A was primarily attributable to an increase in employee-related costs of $62.8 million due to continued investment in sales and engineering personnel and other in-house capabilities to drive long-term growth, as well as annual merit increases, equity compensation arising from improved performance and a higher stock price and annual and long-term incentive compensation plans, as well as a

$7.3 million increase in third party commissions, in support of increased bookings and sales. This was partially offset by a $5.9 million pre-tax gain recorded by FPD on the sale of our non-core assets related to the rail business of our wholly-owned Australian subsidiary, Thompsons, Kelly and Lewis, Pty. Ltd (“TKL”). A decrease of $12.1 million in audit fees was partially offset by an increase of $5.2 million in professional fees related to R&D. Legal fees and accrued resolution costs to governmental authorities related to our foreign subsidiaries’ involvement with the United Nations Oil-for-Food Program of approximately $11 million were offset by revisions to prior estimates based on favorable developments, as well as recoveries of certain other legal matters. For additional discussion of legal matters, see Note 14 to our consolidated financial statements included in this Annual Report. SG&A as a percentage of sales in 2007 improved 280 basis points as compared with the same period in 2006. The improvement was primarily attributable to leverage from higher sales and the gain on the sale of our TKL rail assets, as well as ongoing efforts to contain costs and the stock modification and realignment charges recorded in 2006 that did not recur.

Net Earnings from Affiliates

	2008	2007	2006
	(Amounts in millions)

Net earnings from affiliates	$17.0	$18.7	$14.8

Net earnings from affiliates represents our joint venture interests in Asia and the Middle East. Net earnings from affiliates in 2008 decreased by $1.7 million as compared with 2007. The decrease in earnings is primarily attributable to the impact of the consolidation of Niigata in the first quarter of 2008 when we purchased the remaining 50% interest. Net earnings from affiliates in 2007 increased by $3.9 million as compared with 2006. The improvement in earnings was primarily attributable to an FCD joint venture in India and an FPD joint venture in Japan.

Operating Income

	2008	2007	2006
	(Amounts in millions)

Operating income	$612.9	$409.9	$239.6
Operating income as a percentage of sales	13.7%	10.9%	7.8%

Operating income in 2008 increased by $203.0 million, or 49.5%, as compared with 2007. The increase includes currency benefits of approximately $20 million. The increase is primarily a result of the $332.6 million increase in gross profit, partially offset by the $127.9 million increase in SG&A, discussed above.

Operating income in 2007 increased by $170.3 million, or 71.1%, as compared with 2006. The increase included currency benefits of approximately $32 million. The increase was primarily a result of the $240.4 million increase in gross profit, partially offset by the $74.0 million increase in SG&A, discussed above.

Interest Expense and Interest Income

	2008	2007	2006
	(Amounts in millions)

Interest expense	$(51.3)	$(60.1)	$(65.7)
Interest income	8.4	4.3	7.6

Interest expense in 2008 decreased by $8.8 million as compared with 2007, primarily as a result of lower average outstanding debt and decreased interest rates. Interest expense decreased by $5.6 million in 2007 as compared with 2006, primarily as a result of lower average outstanding debt. At December 31, 2008 approximately 70% of our debt was at fixed rates, including the effects of $385.0 million of notional interest rate swaps.

Interest income in 2008 increased by $4.1 million as compared with 2007 due primarily to a higher average cash balance. Interest income in 2007 decreased by $3.3 million as compared with 2006 due primarily to a lower average cash balance.

Other Income, net

	2008	2007	2006
	(Amounts in millions)

Other income, net	$20.2	$5.9	$5.7

Other income, net in 2008 increased by $14.3 million as compared with 2007. This increase is primarily due to an $9.2 million increase in net gains on forward exchange contracts and net gains on transactions denominated in currencies other than our functional currencies, as well as the $2.8 million gain on the bargain purchase of the remaining 50% interest in Niigata, as discussed in Note 3 to our consolidated financial statements included in this Annual Report, as well as other individually immaterial items. Other income, net in 2007 was comparable to 2006.

Tax Expense and Tax Rate

	2008	2007	2006
	(Amounts in millions)

Provision for income taxes	$147.7	$104.3	$73.2
Effective tax rate	25.0%	29.0%	39.1%

The 2008 effective tax rate differed from the federal statutory rate of 35% primarily due to the net impact of foreign operations, which includes the impacts of lower foreign tax rates, changes in our reserves established for uncertain tax positions pursuant to Financial Accounting Standards Board (“FASB”) Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” benefits arising from our permanent reinvestment in foreign subsidiaries, changes in valuation allowance estimates and a favorable tax ruling in Luxembourg. The net impact of discrete items included in the discussion above was approximately $22 million.

The 2007 effective tax rate differed from the federal statutory rate of 35% primarily due to the net impact of foreign operations and changes in valuation allowance estimates, as well as changes in tax law and net favorable results from various tax audits, partially offset by additional reserves established for uncertain tax positions pursuant to our adoption of FIN No. 48. See additional discussion of uncertain tax positions in Note 17 to our consolidated financial statements included in this Annual Report.

The 2006 effective tax rate differed from the federal statutory rate of 35% primarily due to the net impact of foreign operations and certain U.S. non-deductible expenses.

We have operations in European and Asian countries that provide various tax incentives. In 2003, we were granted a preferential tax rate of approximately 10% in Switzerland for certain sales and marketing activities. This incentive did not provide a benefit after 2006. During 2004, we received a 5-year, 10% tax rate in Singapore for income in excess of a prescribed base amount generated from certain regional headquarter activities, subject to certain employment and investment requirements. In 2008, the 10% tax rate in Singapore was extended through 2011. In India, we were granted 100% tax exemptions for profits derived from export sales and certain manufacturing operations in prescribed areas for a period of 10 years. The exemption for profits derived from export sales will expire in 2011, and the manufacturing operations exemption expired in 2007.

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

Our effective tax rate is based upon current earnings and estimates of future taxable earnings for each domestic and international location. Changes in any of these and other factors, including our ability to utilize foreign tax credits and net operating losses or results from tax audits, could impact the tax rate in future periods. As of December 31, 2008 we have foreign tax credits of $2.1 million, expiring in 2015 through 2018 against which we recorded $2.1 million in valuation allowances. Additionally, we have recorded other U.S. net deferred tax assets of $114.1 million, which relate to net operating losses, tax credits and other deductible temporary differences that are available to reduce taxable income in future periods, most of which do not have a definite expiration. Should we not be able to utilize all or a portion of these credits and losses, our effective tax rate would be negatively impacted.

Net Earnings and Earnings Per Share

	2008	2007	2006
	(Amounts in millions, except per share amounts)

Income from continuing operations	$442.4	$255.8	$114.0
Net earnings(1)	442.4	255.8	115.0
Net earnings per share from continuing operations — diluted	7.74	4.46	2.00
Net earnings per share — diluted	7.74	4.46	2.02
Average diluted shares	57.2	57.3	56.9

(1)	Net earnings in 2006 includes a gain of $1.0 million from discontinued operations, representing the reduction in the loss on the sale of certain non-core service operations, collectively called the General Services Group (“GSG”) as a result of the resolution of the contingent sales price.

Income from continuing operations in 2008 increased by $186.6 million to $442.4 million, or $7.74 per diluted share, as compared with 2007. The increase is primarily attributable to the $203.0 million increase in operating income, partially offset by the $43.4 million increase in tax expense, as discussed above.

Income from continuing operations in 2007 increased by $141.8 million to $255.8 million, or $4.46 per diluted share, as compared with 2006. The increase was primarily attributable to the $170.3 million increase in operating income, partially offset by the $31.1 million increase in tax expense, as discussed above.

Other Comprehensive (Expense) Income

	2008	2007	2006
	(Amounts in millions)

Other comprehensive (expense) income	$(189.9)	$69.0	$63.5

Other comprehensive (expense) income in 2008 decreased by $258.9 million to expense of $189.9 million as compared with 2007. This was primarily due to the strengthening of the U.S. dollar exchange rate versus the Euro and the British pound at December 31, 2008 as compared with December 31, 2007, as well as a decrease in pension and other postretirement income, which primarily reflects actuarial net losses resulting from returns on plan assets that were lower than anticipated.

Other comprehensive (expense) income in 2007 increased by $5.5 million to income of $69.0 million as compared with 2006. The increase was due primarily to the weakening of the U.S. dollar exchange rate versus the Euro during 2007. An increase in pension and other postretirement income, due primarily to an increased discount rate, was mostly offset by a decline in results from interest rate hedging activity.

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

Flowserve Pump Division Segment Results

Through FPD, we design, manufacture, distribute and service engineered and industrial pumps and pump systems and submersible motors (collectively referred to as “original equipment”). FPD also manufactures replacement parts and related equipment, and provides a full array of support services (collectively referred to as “aftermarket”). FPD has 30 manufacturing facilities worldwide, eight of which are located in North America, 12 in Europe, four in Latin America and six in Asia. FPD also has 79 service centers, including those co-located in a manufacturing facility, in 28 countries. We operate primarily in the oil and gas, chemical and power generation industries.

As discussed in Note 3 to our consolidated financial statements included in this Annual Report, FPD acquired the remaining 50% interest in Niigata, a Japanese manufacturer of pumps and other rotating equipment, effective March 1, 2008, for $2.4 million in cash. The incremental interest acquired was accounted for as a step acquisition and Niigata’s results of operations have been consolidated since the date of acquisition. Prior to this transaction, our 50% interest in Niigata was recorded using the equity method of accounting.

	Flowserve Pump Division
	2008	2007	2006
	(Amounts in millions)

Bookings	$3,040.3	$2,551.4	$2,110.9
Sales	2,514.8	2,095.4	1,617.7
Gross profit	786.0	596.6	457.4
Gross profit margin	31.3%	28.5%	28.3%
Segment operating income	391.0	274.2	172.7
Segment operating income as a percentage of sales	15.5%	13.1%	10.7%
Backlog (at period end)	2,253.1	1,775.3	1,263.3

Bookings in 2008 increased by $488.9 million, or 19.2%, as compared with 2007. The increase includes currency benefits of approximately $115 million. The increase is attributable to EMA, North America and Asia Pacific, which increased $251.1 million (including currency benefits of approximately $106 million), $109.3 million and $109.2 million (including currency benefits of approximately $14 million), respectively. Bookings for original equipment and aftermarket increased approximately 20% and 16%, respectively. Original equipment bookings were driven by the oil and gas, power, water and general industries. Niigata provided an increase of $68.5 million to total bookings and represented approximately 14% of the total bookings increase. The bookings increase also includes a project of approximately $85 million to supply a variety of pumps to build the Abu Dhabi Crude Oil Pipeline. These pumps will largely be supplied from our European operations and are scheduled to ship in 2010. Of the $3.0 billion in total bookings in 2008, approximately 49% were from oil and gas, 16% power, 9% water, 8% chemical and 18% general industries.

Bookings in 2007 increased by $440.5 million, or 20.9%, as compared with 2006. The increase included currency benefits of approximately $133 million. The increase was attributable to EMA, North America and Latin America, which increased $262.2 million (including currency benefits of approximately $111 million), $106.7 million and $59.6 million (including currency benefits of approximately $5 million), respectively. The highest rates of growth occurred in EMA and Latin America. Both original equipment and aftermarket bookings continued to be strong, increasing 25% and 14%, respectively, as compared with 2006. Increased bookings were led by continued strength in oil and gas, chemical, water and general industry markets. Of the $2.6 billion of total bookings in 2007, approximately 51% were from oil and gas, 15% power, 10% water, 8% chemical and 16% general industries.

Sales in 2008 increased by $419.4 million, or 20.0%, as compared with 2007. The increase includes currency benefits of approximately $67 million. The increase is primarily attributable to EMA, Asia Pacific and Latin America, which increased $212.9 million (including currency benefits of approximately $51 million), $91.9 million (including currency benefits of approximately $15 million) and $28.6 million (currency had a negligible impact), respectively. Original equipment sales increased by approximately 22%, while aftermarket sales grew by approximately 17% compared to 2007. As noted above, the strong growth in our served markets over the past two years, predominantly oil and gas and power, have been the key drivers of the increases in sales in 2008. The increase in sales is also attributable to increased throughput resulting from capacity expansion, price increases initiated in 2007 and sales of $87.0 million provided by Niigata.

Sales in 2007 increased by $477.7 million, or 29.5%, as compared with 2006. The increase included currency benefits of approximately $108 million. The increase was primarily attributable to EMA, North America and Latin America, which increased $300.7 million (including currency benefits of approximately $88 million), $129.5 million and $51.3 million (including currency benefits of approximately $5 million), respectively. The highest rate of growth occurred in Latin America. Both original equipment and aftermarket sales showed continued

strength, increasing 38% and 21%, respectively, as compared with the same period in 2006. The increases in EMA and North America were due to strength in the oil and gas industry.

Gross profit in 2008 increased by $189.4 million, or 31.7%, as compared with 2007 and includes gross profit attributable to Niigata of $20.9 million. Gross profit margin in 2008 of 31.3% increased from 28.5% in 2007. This increase is primarily due to improved original equipment pricing implemented in 2007, increased throughput and increased sales, which favorably impact our absorption of fixed manufacturing costs, and reduced warranty costs as a percentage of sales, as well as the impact of CIP initiatives. Additionally, gross profit margin was favorably impacted by specialty pumps, which had a higher margin. Partially offsetting these improvements was the significant growth in original equipment sales. While both original equipment and aftermarket sales increased, original equipment growth exceeded that of aftermarket growth during 2008. As a result, original equipment sales increased to approximately 61% of total sales as compared with approximately 60% of total sales in 2007. Original equipment generally carries a lower margin than aftermarket.

Gross profit in 2007 increased by $139.2 million, or 30.4%, as compared with 2006. Gross profit margin in 2007 of 28.5% increased from 28.3% in 2006. The increase was primarily attributable to increased sales, which favorably increases our absorption of fixed manufacturing costs, and our ability to implement modest price increases late in 2006, which allowed us to mitigate the impact of increased metals and other supply chain costs. This was partially offset by the significant growth in original equipment sales in 2007. While both original equipment and aftermarket sales increased, original equipment sales growth exceeded the growth in aftermarket for the period. As a result, original equipment sales increased to 60% of total sales as compared with 57% of total sales for the same period in 2006. The aftermarket business generally provides more favorable gross margins than original equipment sales.

Operating income in 2008 increased by $116.8 million, or 42.6%, as compared with 2007. The increase includes currency benefits of approximately $11 million. The increase was due primarily to increased gross profit of $189.4 million, partially offset by a $69.5 million increase in SG&A (including negative currency effects of approximately $10 million) primarily related to a $24.9 increase in selling and marketing-related expense in support of increased bookings and sales and overall business growth. The increase is also attributable to a $18.9 million increase in other employees’ costs due to annual and long-term incentive compensation plans, including equity compensation, arising from improved performance and a higher stock price as of the date of grant and annual merit increases and $9.8 million of SG&A incurred by Niigata. Operating margin improved 240 basis points as compared with 2007 due primarily to the increase in gross profit margin of 280 basis points.

Operating income in 2007 increased by $101.5 million, or 58.8%, as compared with 2006. The increase included currency benefits of approximately $18 million. The increase was due primarily to increased gross profit of $139.2 million, partially offset by a $40.5 million increase in SG&A. The increase in SG&A was primarily attributable to $22.5 million in higher selling costs, driven by an increase in sales and engineering personnel to support the global growth of our business and increased commissions resulting from increased sales levels, additional total R&D costs of $4.9 million, improvements to our ERP systems and additional compensation expense related to annual and long-term incentive plans. This was partially offset by a $5.9 million pre-tax gain on the sale of our TKL rail assets, which is included in SG&A. SG&A as a percentage of sales in 2007 improved 220 basis points as compared with 2006. The improvement in SG&A was attributable to leverage from higher sales, as well as ongoing efforts to contain costs, the gain on the sale of the TKL rail assets and severance charges recorded in 2006 that did not recur.

Backlog of $2.3 billion at December 31, 2008 increased by $477.8 million, or 26.9%, as compared with 2007. Currency effects provided a decrease of approximately $149 million. Backlog growth is a result of an extended period of bookings growth, primarily in original equipment, combined with longer supplier and customer lead times, growth in size of projects and $95.9 million related to the acquisition of Niigata. During the fourth quarter of 2008, FPD had cancellations of $32.0 million, approximately $25 million of which was related to a single booking recorded in the third quarter of 2008. Backlog of $1.8 billion in 2007 increased by $512.0 million, or 40.5%, as compared with 2006. Currency effects provided an increase of approximately $114 million.

Flow Control Division Segment Results

Our second largest business segment is FCD, which designs, manufactures and distributes a broad portfolio of engineered and industrial valves, control valves, actuators, controls and related services. FCD leverages its experience and application know-how by offering a complete menu of engineered services to complement its expansive product portfolio. FCD has a total of 48 manufacturing facilities and QRCs in 23 countries around the world, with only five of its 19 manufacturing operations located in the U.S. Based on independent industry sources, we believe that we are the third largest industrial valve supplier on a global basis.

	Flow Control Division
	2008	2007	2006
	(Amounts in millions)

Bookings	$1,486.4	$1,245.7	$1,060.9
Sales	1,381.7	1,163.2	994.8
Gross profit	497.7	405.8	338.3
Gross profit margin	36.0%	34.9%	34.0%
Segment operating income	218.4	163.7	115.9
Segment operating income as a percentage of sales	15.8%	14.1%	11.6%
Backlog (at period end)	482.9	414.8	314.3

Bookings in 2008 increased by $240.7 million, or 19.3%, as compared with 2007. The increase includes currency benefits of approximately $51 million. The growth in bookings is primarily attributable to strength in EMA and Asia Pacific, which increased approximately $98 million and $89 million, respectively. These regions continue to be a focus for growth opportunities. North America and Latin America combined increased approximately $54 million. Key growth areas include chemicals and nuclear power generation. Of the $1.5 billion of bookings in 2008, approximately 34% were from chemical, 31% from general industries, 18% from oil and gas and 17% from power.

Bookings in 2007 increased by $184.8 million, or 17.4%, as compared with 2006. The increase included currency benefits of approximately $56 million. The growth in bookings was primarily attributable to the sustained strength of our key end-markets. Increased project activity in the global oil and gas market, specifically in the Middle East and China, and growth in the pulp and paper market, both in Latin American and Asia, drove improved control valve bookings. Power valve bookings benefited from elevated maintenance repair operations (“MRO”) business for both the nuclear and fossil fuel power generation markets. Bookings improvement in the process valve market resulted from strength in the Chinese coal gasification and purification industries. Growth in China contributed to bookings improvement across all aspects of our valve portfolio. Of the $1.2 billion of bookings in 2007, approximately 33% were from chemical, 35% from general industries, 20% from oil and gas and 12% from power.

Sales in 2008 increased by $218.5 million, or 18.8%, as compared with 2007. This increase includes currency benefits of approximately $34 million. Asia Pacific, which increased approximately $64 million, continue to show substantial sales growth in the chemical market, especially in China. Sales across our markets in EMA demonstrated solid growth of approximately $79 million. North American sales also produced solid growth of approximately $42 million. Oil and gas market sales reflect steady increases in all regions, especially in EMA. Latin America sales increased approximately $34 million, which was due primarily to growth in the pulp and paper market, which is not expected to continue in the near term.

Sales in 2007 increased by $168.4 million, or 16.9%, as compared with 2006. This increase included currency benefits of approximately $52 million. The increase was principally the result of strength in both project and MRO business across all significant areas of our valve portfolio. Continued growth in Asia, particularly in the coal gasification, petrochemical and acetic acid markets, drove improvement in process valve sales. Strong project sales in the oil and gas industry, specifically in North America, the Middle East and China, also contributed to the improvement. Sales of control valves increased due to the satisfaction of large orders in the Australian mining and Asian pulp and paper markets. Increased capacity enabled fulfillment of significant Russian district heating orders placed in the later half of 2006, contributing to the growth in power valve sales.

Gross profit in 2008 increased by $91.9 million, or 22.6%, as compared with 2007. Gross profit margin in 2008 of 36.0% increased from 34.9% in 2007. The increase reflects higher sales levels, which favorably impacts our absorption of fixed manufacturing costs. Price increases, CIP, materials saving initiatives, investment in new products and increased absorption continue to drive margin improvement and offset the inflationary impact of our raw materials. The impact of metal price increases and transportation fuel surcharges have been minimized through supply chain initiatives. We continue to invest in projects and initiatives designed to improve gross profit margin.

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

Operating income in 2008 increased by $54.7 million, or 33.4%, as compared with 2007. This increase includes currency benefits of approximately $6 million. The increase is primarily attributable to the $91.9 million improvement in gross profit, offset in part by higher SG&A, which increased $38.4 million (including negative currency effects of approximately $7 million). Increased SG&A is primarily due to $17.3 million in higher selling and marketing costs and $4.9 million in increased R&D costs, as well as a $7.3 million bad debt expense related to two customers. Partially offsetting these cost increases is the reversal of a net $2.3 million accrual due to a contract settlement and a $1.2 million increase in net earnings from affiliates generated by our joint venture in India, which is driven by growth in the oil and gas markets in the Middle East. SG&A as a percentage of sales improved 60 basis points, primarily attributable to leverage from increased sales.

Operating income in 2007 increased by $47.8 million, or 41.2% as compared with 2006. This increase included currency benefits of approximately $9 million. The increase was primarily attributable to the aforementioned $67.5 million improvement in gross profit, offset in part by higher SG&A costs, which increased $21.7 million (including negative currency effects of approximately $10 million) as compared with the same period in 2006. The increase is principally attributable to the $14.8 million of increased selling costs, primarily related to increased salary and higher external commission expense resulting from increased sales and bookings levels, as well as additional compensation expense related to our annual and long-term incentive plans. Also contributing to the increase was $4.8 million of increased total R&D costs, as well as increased legal fees and expenses related to compliance matters. Partially offsetting these increases was $6.6 million of realignment costs recognized in 2006 that did not recur. SG&A as a percentage of sales in 2007 improved 140 basis points as compared with 2006. The improvement is attributable to leverage from higher sales, as well as ongoing efforts to contain costs and realignment charges recorded in 2006 that did not recur.

Backlog of $482.9 million at December 31, 2008 increased by $68.1 million, or 16.4%, as compared with 2007. Currency effects provided a decrease of approximately $21 million. The increase in backlog is primarily attributable to bookings growth in the power and chemical markets and large project business with longer lead times. Backlog of $414.8 million at December 31, 2007 increased by $100.5 million, or 32.0%, as compared with 2006. Currency effects provided an increase of approximately $21 million. The increase in backlog was primarily attributable to increased bookings, as discussed above.

Flow Solutions Division Segment Results

Through FSD, we engineer, manufacture and sell mechanical seals, auxiliary systems and parts, and provide related services, principally to process industries and general industrial markets, with similar products sold internally in support of FPD. FSD has added to its global operations and has ten manufacturing operations, four of which are located in the U.S. FSD operates 74 QRCs worldwide (including six that are co-located in a manufacturing facility), including 24 sites in North America, 19 in EMA, and the remainder in Latin America and Asia. Our ability to rapidly deliver mechanical sealing technology through global engineering tools, locally sited QRCs and on-site engineers represents a significant competitive advantage. This business model has enabled FSD to establish a large number of alliances with multi-national customers. Based on independent industry sources, we believe that we are the second largest mechanical seal supplier in the world.

	Flow Solutions Division
	2008	2007	2006
	(Amounts in millions)

Bookings	$668.8	$592.5	$505.0
Sales	653.7	564.5	496.6
Gross profit	299.1	252.6	219.0
Gross profit margin	45.8%	44.7%	44.1%
Segment operating income	127.3	111.5	98.5
Segment operating income as a percentage of sales	19.5%	19.8%	19.8%
Backlog (at period end)	118.2	109.4	74.4

Bookings in 2008 increased by $76.3 million, or 12.9%, as compared with 2007. This increase includes currency benefits of approximately $15 million. A $65.4 million increase in customer bookings is due primarily to increased original equipment bookings in EMA, North America and Latin America, as well as increased aftermarket bookings in Latin America, North America and Asia Pacific. A $10.9 million increase in interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) also contributed to the increase. Of the $595.8 million of customer bookings in 2008, approximately 45% were from oil and gas, 24% from chemical and 31% from general industries.

Bookings in 2007 increased by $87.5 million, or 17.3%, as compared with 2006. This increase included currency benefits of approximately $19 million. A $77.2 million increase in customer bookings was due primarily to increases of $45.3 million and $31.9 million in project and aftermarket bookings, respectively. A $10.3 million increase in interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) also contributed to the increase. All regions have exhibited growth in project type customer bookings, with the strongest rates of growth occurring in the oil and gas and mining markets of North America, Latin America and Asia; in the chemical market of Asia; and in the general industry markets of all regions. Increases in aftermarket customer bookings have occurred primarily in EMA and Asia. Of the $530.3 million of customer bookings in 2007, approximately 45% were from oil and gas, 23% from chemical and 32% from general industries.

Sales in 2008 increased by $89.2 million, or 15.8%, as compared with 2007. The increase includes currency benefits of approximately $12 million. A $74.0 million increase in customer sales is primarily attributable to increased original equipment sales in EMA, North America and Latin America, as well as to increased aftermarket sales in North America, Latin America and Asia Pacific. A $15.2 million increase in interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) also contributed to the increase.

Sales in 2007 increased by $67.9 million, or 13.7%, as compared with 2006. The increase includes currency benefits of approximately $18 million. The increase was primarily attributable to an increase in aftermarket customer sales in EMA. Increased customer project sales in North America of $13.8 million, increased project customer sales in Latin America and increased overall customer sales in Asia, as well as a $12.3 million increase in interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) all contributed to the increase.

Gross profit in 2008 increased by $46.5 million, or 18.4%, as compared with 2007. Gross profit margin in 2008 of 45.8% increased from 44.7% in 2007. The improvements reflect the increase in sales, which favorably impacts our absorption of fixed manufacturing costs, as well as the impact of cost savings initiatives throughout the year. These improvements were partially offset by a sales mix shift to original equipment business in North America and EMA. Increases in materials costs have largely been offset through supply chain management efforts and price increases in mid-2007 and early 2008.

Gross profit in 2007 increased by $33.6 million, or 15.3%, as compared with 2006. Gross profit margin in 2007 of 44.7% increased from 44.1% in 2006. The improvements were due to a slight product shift towards the higher margin aftermarket business in EMA, which combined with a price increase earlier in 2007 and improved absorption of fixed manufacturing costs resulting from higher sales, has offset downward margin pressures related to materials costs and a shift in North American sales towards lower margin project business.

Operating income in 2008 increased by $15.8 million, or 14.2%, as compared with 2007. The increase includes currency benefits of approximately $3 million. The improvement in 2008 reflects the $46.5 million increase in gross profit discussed above, partially offset by a $30.4 million increase in SG&A (including negative currency effects of approximately $4 million) due primarily to a $15.5 million increase related to sales and engineering and related expenses and approximately $1 million of realignment costs, as well as to increased infrastructure costs to support the global growth of our business. SG&A as a percentage of sales in 2008 increased 100 basis points as compared with 2007, resulting from investment in our global selling footprint and engineering support in anticipation of future sales.

Operating income in 2007 increased by $13.0 million, or 13.2%, as compared with 2006. The increase includes currency benefits of $5 million. The improvement in 2007 reflects the $33.6 million increase in gross profit discussed above, partially offset by a $20.4 million increase in SG&A, which was attributable to an $11.5 million increase related to sales and engineering personnel and related expenses to support the global growth of our business; additional compensation related to our annual and long-term incentive plans; and an increase in legal fees and expenses related to compliance matters. SG&A as a percentage of sales in 2007 increased 60 basis points as compared with 2006. The increase was primarily attributable to compliance matters and increased depreciation of information technology upgrades, which is partially offset by increased sales.

Backlog of $118.2 million at December 31, 2008 increased by $8.8 million, or 8.0%, as compared with 2007. Currency effects provided a decrease of approximately $5 million. Backlog at December 31, 2008 includes $18.6 million of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above). The increase in backlog is primarily a result of the increased original equipment bookings discussed above, which tend to have longer lead times. Capacity expansions in Latin America, Asia Pacific and EMA in 2007 and 2008 have supported significant increases in shipments, helping to limit the increase in backlog. Backlog of $109.4 million at December 31, 2007 increased by $35.0 million, or 47.0%, as compared with 2006. Currency provided an increase of approximately $6 million. Backlog at December 31, 2007 includes $18.1 million of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Analysis

	2008	2007	2006
	(Amounts in millions)

Net cash flows provided by operating activities	$406.0	$417.4	$163.2
Net cash flows used by investing activities	(117.2)	(77.1)	(77.7)
Net cash flows used by financing activities	(182.7)	(49.8)	(114.5)

Cash generated by operations and borrowings available under our existing revolving line of credit are our primary sources of short-term liquidity. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our total cash balance at December 31, 2008 was $471.8 million, compared with $370.6 million in 2007 and $67.0 million in 2006.

The cash flows provided by operating activities in 2008 as compared with 2007 primarily reflect a $186.6 million increase in net income and a $178.6 million decrease in cash flows from working capital, primarily due to our investment in inventory of $195.5 million, especially project-related inventory required to support future shipments of products in backlog, higher accounts receivable of $195.1 million, resulting primarily from increased sales, and a $63.9 million reduction in factored receivables. These increases were partially offset by higher accrued liabilities, reflecting increases in advanced cash received from our customers, as well as an increase in accounts payable. Further, operating cash flows in 2008 reflect an increase of $34.7 million in contributions to U.S. pension plans as compared with 2007.

The cash flows provided by operating activities in 2007 as compared with 2006 primarily reflected a $140.7 million increase in net income and a $105.3 million increase in cash flows from working capital, particularly due to increased accrued liabilities, reflecting increases in advanced cash received from our customers, which was partially offset by our investment in inventory, especially project-related work in process inventory required to support future shipments of products in backlog. Further, operating cash flows in 2007 reflected a decrease of $20.2 million in contributions to U.S. pension plans as compared with 2006.

Our goal for days’ sales receivables outstanding (“DSO”) is 60 days. For the fourth quarter of 2008, we achieved a DSO of 62 days as compared with 54 days for the same period in 2007. The increase in DSO is attributable to the termination of our major factoring agreements, as discussed below in “Accounts Receivable Factoring” and in Note 5 to our consolidated financial statements included in this Annual Report. Factoring provided a decrease in DSO of six days as of December 31, 2007. For reference purposes based on 2008 sales, a DSO improvement of one day could provide approximately $13 million in cash. Increases in inventory used $195.5 million of cash flow for 2008 compared with $101.8 million and $98.4 million in 2007 and 2006, respectively. Inventory turns were 3.6 times at December 31, 2008, compared with 4.4 times at both December 31, 2007 and 2006, reflecting the large increase in inventory, partially offset by the increase in sales. For reference purposes based on 2008 data, an improvement of one turn could yield approximately $180 million in cash.

Cash outflows for investing activities were $117.2 million, $77.1 million and $77.7 million in 2008, 2007 and 2006, respectively, due primarily to capital expenditures. Capital expenditures during 2008 were $126.9 million, an increase of $38.0 million as compared with 2007. In 2008 and 2007, our capital expenditures were focused on increased spending to support increased throughput, ERP application upgrades, information technology infrastructure and cost reduction opportunities. Cash outflows in 2008 were partially offset by $7.3 million of proceeds from disposals of assets.

Cash outflows for financing activities were $182.7 million in 2008 compared with $49.8 million in 2007 and $114.5 million in 2006. The increase in outflows in 2008 results primarily from the repurchase of common shares for $165.0 million. The decrease in outflows in 2007 resulted primarily from reduced payments on long-term debt, partially offset by the repurchase of common shares and the payment of cash dividends.

On February 26, 2008, our Board of Directors authorized an increase in the payment of quarterly dividends on our common stock from $0.15 per share to $0.25 per share payable quarterly beginning on April 9, 2008. On February 23, 2009, our Board of Directors authorized an increase in the payment of quarterly dividends on our common stock from $0.25 per share to $0.27 per share payable quarterly beginning on April 8, 2009. Generally, our dividend date-of-record is in the last month of the quarter, and the dividend is paid the following month. Any subsequent dividends will be reviewed by our Board of Directors on a quarterly basis and declared at its discretion dependent on its assessment of our financial situation and business outlook at the applicable time.

On February 26, 2008, our Board of Directors approved a program to repurchase up to $300.0 million of our outstanding common stock, which commenced in the second quarter of 2008. The share repurchase program does not have an expiration date, and we reserve the right to limit or terminate the repurchase program at any time without notice. Since the adoption of this program we have repurchased 1.7 million shares of our common stock for $165.0 million.

Our cash needs for the next 12 months are expected to be slightly lower as compared with 2008, resulting from fewer capital expenditures and repurchases of common shares, partially offset by certain realignment costs (as discussed below in “Outlook for 2009”), increases in cash dividends and pension contributions and a smaller volume of advanced payments received from customers. We believe cash flows from operating activities, combined with availability under our revolving line of credit and our existing cash balances, will be sufficient to enable us to meet our cash flow needs for the next 12 months. However, cash flows from operations could be adversely affected by the current credit crisis and risk of a global recession, as well as economic, political and other risks associated with sales of our products, operational factors, competition, regulatory actions, fluctuations in foreign currency exchange rates and fluctuations in interest rates, among other factors. We believe that cash flows from operating activities and our expectation of continuing availability to draw upon our revolving credit agreements are also sufficient to meet our cash flow needs for the periods beyond the next 12 months.

Payments for Acquisitions

We regularly evaluate acquisition opportunities of various sizes. The cost and terms of any financing to be raised in conjunction with any acquisition, including our ability to raise economical capital, is a critical consideration in any such evaluation.

As discussed in Note 3 to our consolidated financial statements included in this Annual Report, we acquired the remaining 50% interest in Niigata, effective March 1, 2008, for $2.4 million in cash. During 2007, we completed one small acquisition for $2.3 million. During 2006, we completed four small asset acquisitions for an aggregate purchase price of $8.0 million. Assets acquired primarily include inventory, fixed assets and intangible assets.

Financing

Debt, including capital lease obligations, consisted of:

	December 31,
	2008	2007
	(Amounts in thousands)

Term Loan, interest rate of 2.99% in 2008 and 6.40% in 2007	$549,697	$555,379
Capital lease obligations and other borrowings	23,651	2,597

Debt and capital lease obligations	573,348	557,976
Less amounts due within one year	27,731	7,181

Total debt due after one year	$545,617	$550,795

Credit Facilities

Our credit facilities, as amended, are comprised of a $600.0 million term loan maturing on August 10, 2012 and a $400.0 million revolving line of credit, which can be utilized to provide up to $300.0 million in letters of credit, expiring on August 10, 2012. We hereinafter refer to these credit facilities collectively as our “Credit Facilities.” At both December 31, 2008 and 2007, we had no amounts outstanding under the revolving line of credit. We had outstanding letters of credit of $104.2 million and $115.1 million at December 31, 2008 and 2007, respectively, which reduced our borrowing capacity to $295.8 million and $284.9 million, respectively.

Borrowings under our Credit Facilities bear interest at a rate equal to, at our option, either (1) the base rate (which is based on greater of the prime rate most recently announced by the administrative agent under our Credit Facilities or the Federal Funds rate plus 0.50%) or (2) London Interbank Offered Rate (“LIBOR”) plus an applicable margin determined by reference to the ratio of our total debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), which as of December 31, 2008 was 0.875% and 1.50% for borrowings under our revolving line of credit and term loan, respectively. In connection with our Credit Facilities, we have entered into $385.0 million of notional amount interest rate swaps at December 31, 2008 to hedge exposure of floating interest rates. See Note 12 to our consolidated financial statements included in this Annual Report for additional information on our Credit Facilities.

European Letter of Credit Facility

On September 14, 2007, we entered into an unsecured European Letter of Credit Facility (“European LOC Facility”), which is renewable annually, to issue letters of credit in an aggregate face amount not to exceed €150.0 million at any time. The initial commitment of €80.0 million was increased to €110.0 million, effective September 12, 2008. The aggregate commitment of the European LOC Facility may be increased up to €150.0 million as may be agreed among the parties, and may be decreased by us at our option without any premium, fee or penalty. The European LOC Facility is used for contingent obligations solely in respect of surety and performance bonds, bank guarantees and similar obligations. We had outstanding letters of credit drawn on the European LOC Facility of €104.0 million ($145.2 million) and €35.0 million ($51.1 million) as of December 31, 2008 and 2007, respectively. We pay certain fees for the letters of credit written against the European LOC Facility based upon the ratio of our total debt to consolidated EBITDA. As of December 31, 2008, the annual fees equaled 0.875% plus a fronting fee of 0.1%.

Debt Prepayments and Repayments

We made scheduled repayments under our Credit Facilities of $5.7 million, $2.8 million, and $0 in 2008, 2007 and 2006, respectively. We made no mandatory repayments in 2008 or 2007. Mandatory repayments in 2006 consisted of $14.4 million, using the net cash proceeds from the sale of GSG, and $0.9 million, using excess cash flows as defined by the Credit Facilities. We made no optional prepayments in 2008 or 2007. In 2006, we made optional prepayments of $5.0 million under our Credit Facilities, and we terminated our European Investment Bank Credit Facility and repaid the outstanding principle balance of $85.0 million.

We may prepay loans under our Credit Facilities in whole or in part, without premium or penalty, at any time.

Accounts Receivable Factoring

Through our European subsidiaries, we engaged in non-recourse factoring of certain accounts receivable. The various agreements had different terms, including options for renewal and mutual termination clauses. Our Credit Facilities, which are fully described in Note 12 to our consolidated financial statements included in this Annual Report, limited factoring volume to $75.0 million at any given point in time as defined by our Credit Facilities.

During the fourth quarter of 2007, we gave notice of our intent to terminate our major factoring facilities during 2008. All factoring agreements were terminated by the third quarter of 2008. See Note 5 to our consolidated financial statements included in this Annual Report for additional information on our accounts receivable factoring.

Debt Covenants and Other Matters

Our Credit Facilities contain, among other things, covenants restricting our and our subsidiaries’ ability to dispose of assets, merge, pay dividends, repurchase or redeem capital stock and indebtedness, incur indebtedness and guarantees, create liens, enter into agreements with negative pledge clauses, make certain investments or acquisitions, enter into sale and leaseback transactions, enter into transactions with affiliates, make capital expenditures, or engage in any business activity other than our existing business. Our Credit Facilities also contain covenants requiring us to deliver to lenders our audited annual and unaudited quarterly financial statements and leverage and interest coverage financial covenant certificates of compliance. The maximum permitted leverage ratio is 3.25 times total debt to consolidated EBITDA. The minimum interest coverage is 3.25 times consolidated EBITDA to total interest expense. Compliance with these financial covenants under our Credit Facilities is tested quarterly.

Our Credit Facilities include events of default customary for these types of credit facilities, including nonpayment of principal or interest, violation of covenants, incorrectness of representations and warranties, cross defaults and cross acceleration, bankruptcy, material judgments, Employee Retirement Income Security Act of 1974, as amended (“ERISA”) events, actual or asserted invalidity of the guarantees or the security documents and certain changes of control of our company. The occurrence of any event of default could result in the acceleration of our and the guarantors’ obligations under the Credit Facilities. We complied with all covenants under our Credit Facilities through December 31, 2008.

Our European LOC Facility contains covenants restricting the ability of certain foreign subsidiaries to issue debt, incur liens, sell assets, merge, consolidate, make certain investments, pay dividends, enter into agreements with negative pledge clauses or engage in any business activity other than our existing business. The European LOC Facility also incorporates by reference the covenants contained in our Credit Facilities.

Our European LOC Facility includes events of default usual for these types of letter of credit facilities, including nonpayment of any fee or obligation, violation of covenants, incorrectness of representations and warranties, cross defaults and cross acceleration, bankruptcy, material judgments, ERISA events, actual or asserted invalidity of the guarantees and certain changes of control of our company. The occurrence of any event of default could result in the termination of the commitments and an acceleration of our obligations under the European LOC Facility. We complied with all covenants under our European LOC Facility through December 31, 2008.

Liquidity Analysis

Recent disruptions in global financial markets and banking systems are making credit and capital markets more difficult for companies to access, and are generally driving up the costs of newly raised debt. We continue to assess the implications of these factors on our current business and the state of the global economy. While we believe that these financial market disruptions have not directly had a disproportionate impact on our financial position, results of operations or liquidity, continuing volatility in the credit and capital markets could potentially impair our and our customers’ ability to access these markets and increase associated costs, as well as our customers’ ability to pay in full and/or on a timely basis. There can be no assurance that we will not be materially adversely affected by the financial market disruptions and the global economic recession as economic events and circumstances continue to evolve.

Only 1% of our term loan is due to mature in each of 2009 and 2010. As noted above, our term loan and our revolving line of credit both mature in August 2012. After the effects of $385.0 million of notional interest rate swaps, approximately 70% of our term debt was at fixed rates at December 31, 2008. As of December 31, 2008, we had a borrowing capacity of $295.8 million on our $400.0 million revolving line of credit, and in September 2008 we renewed our unsecured European LOC Facility and increased it from an initial commitment of €80.0 million to a commitment of €110.0 million. We had outstanding letters of credit drawn on the European LOC Facility of €104.0 million as of December 31, 2008. Our revolving line of credit and our European LOC Facility are committed and are held by a diversified group of financial institutions.

Further, we increased our cash balance by $101.2 million to $471.8 million as of December 31, 2008 as compared with December 31, 2007, after significant cash uses in 2008, including $165.0 million of share repurchases, $126.9 million in capital expenditures, $51.5 million in dividend payments, $50.8 million in contributions to our U.S. pension plans and the funding of increased working capital requirements. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions.

We utilize a variety of insurance carriers for a wide range of insurance coverage and continuously monitor their creditworthiness. Based on current credit ratings by industry rating experts, we currently believe that our carriers have the ability to pay on claims.

We have experienced significant declines in the values of our U.S. pension plan assets resulting primarily from recent declines in global equity markets, and we currently anticipate that our contribution to our U.S. pension plan in 2009 will be between $55 million and $75 million. The decline in our U.S. pension plan asset values during 2008 of approximately $86 million, or 30%, will be recognized into earnings over the remaining service period. We have also experienced declines of approximately $15 million, or 11%, in our non-U.S. pension plan asset values. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table presents a summary of our contractual obligations at December 31, 2008:

	Payments Due By Period
				Beyond 5
	Within 1 Year	1-3 Years	3-5 Years	Years	Total
	(Amounts in millions)

Long-term debt	$5.7	$143.5	$400.6	$—	$549.8
Fixed interest payments(1)	8.3	2.7	—	—	11.0
Variable interest payments(2)	16.2	32.0	5.4	—	53.6
Capital lease obligations	0.3	1.1	—	—	1.4
Operating leases	45.3	66.4	39.0	33.8	184.5
Purchase obligations:(3)
Inventory	649.8	48.6	—	—	698.4
Non-inventory	47.5	2.9	1.8	—	52.2
Pension and postretirement benefits(4)	45.2	93.7	98.3	265.0	502.2

Total	$818.3	$390.9	$545.1	$298.8	$2,053.1

(1)	Fixed interest payments represent net incremental payments under interest rate swap agreements.

(2)	Variable interest payments under our Credit Facilities were estimated using a base rate of three-month LIBOR as of December 31, 2008.

(3)	Purchase obligations are presented at the face value of the purchase order, excluding the effects of early termination provisions. Actual payments could be less than amounts presented herein.

(4)	Retirement and postretirement benefits represent estimated benefit payments for our U.S. and non-U.S. defined benefit plans and our postretirement medical plan, as more fully described below and in Note 13 to our consolidated financial statements included in this Annual Report.

As of December 31, 2008, the gross liability for uncertain tax positions under FIN No. 48 is approximately $130.8 million. We do not expect a material payment related to these obligations to be made within the next twelve months. We are unable to provide a reasonably reliable estimate of the timing of future payments relating to the non-current FIN No. 48 obligations.

The following table presents a summary of our commercial commitments at December 31, 2008:

	Commitment Expiration By Period
				Beyond 5
	Within 1 Year	1-3 Years	3-5 Years	Years	Total
	(Amounts in millions)

Letters of credit	$339.8	$140.4	$39.1	$6.0	$525.3
Surety bonds	27.7	7.0	1.0	—	35.7

Total	$367.5	$147.4	$40.1	$6.0	$561.0

We expect to satisfy these commitments through performance under our contracts.

PENSION AND POSTRETIREMENT BENEFITS OBLIGATIONS

Our pension plans and postretirement benefit plans are accounted for using actuarial valuations required by SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” We consider accounting for retirement plans critical because management is required to make significant subjective judgments about a number of actuarial assumptions, including discount rates, salary growth, long-term rates of return on plan assets, retirement rates, turnover, health care cost trend rates and mortality rates. Depending on the assumptions and estimates used, the pension and postretirement benefit expense could vary within a range of outcomes and have a material effect on reported earnings. In addition, the assumptions can materially affect benefit obligations and future cash funding.

Plan Descriptions

We and certain of our subsidiaries have defined benefit pension plans and defined contribution plans for regular full-time and part-time employees. Approximately 68% of total defined benefit pension plan assets and 57% of defined benefit pension obligations are related to the U.S. plan as of December 31, 2008. The assets for the U.S. plan are held in a single trust with a common asset allocation. Unless specified otherwise, the references in this section are to total plans (i.e., the U.S. plan together with international plans).

Benefits under our defined benefit pension plans are based primarily on years of credited service and on participants’ compensation. Assets under our defined benefit pension plans consist primarily of equity and fixed-income securities. At December 31, 2008, the estimated fair market value of plan assets for our defined benefit pension plans decreased to $289.0 million from $382.3 million at December 31, 2007. Assets were allocated as follows:

	U.S. Plan		Non-U.S. Plans
Asset category	2008	2007	2008	2007

Equity securities	66%	65%	47%	50%
Fixed income	30%	25%	51%	47%
Other	4%	10%	2%	3%

The projected benefit obligation (“Benefit Obligation”) for our defined benefit pension plans was $532.4 million and $555.0 million as of December 31, 2008 and 2007, respectively.

The estimated prior service benefit for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net pension expense in 2009 is $1.3 million. The estimated actuarial net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net pension expense in 2009 is $8.9 million. We amortize estimated prior service costs and estimated net loss over the remaining expected service period.

None of our common stock is directly held by these plans.

We sponsor defined benefit postretirement health care plans covering certain current retirees and a limited number of future retirees in the U.S. These plans provide for medical and dental benefits and are administered through insurance companies. We fund the plans as benefits are paid, such that the plans hold no assets in any period presented. Accordingly, we have no investment strategy or targeted allocations for plan assets. The benefits under the plans are not available to new employees or most existing employees.

The postretirement Benefit Obligation for our defined benefit postretirement health care plan was $43.1 million and $62.3 million as of December 31, 2008 and 2007, respectively.

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

Our key assumptions used in calculating our cost of pension benefits are the discount rate, the rate of compensation increase, and the expected long-term rate of return on plan assets. We, in consultation with our actuaries, evaluate the key actuarial assumptions and other assumptions used in calculating the cost of pension and postretirement benefits, such as discount rate, expected return on plan assets for funded plans, mortality rates, retirement rates and assumed rate of compensation increases, and determine such assumptions as of December 31 of each year to calculate liability information as of that date and pension and postretirement expense for the following year. Depending on the assumptions used, the pension and postretirement expense could vary within a range of outcomes and have a material effect on reported earnings. In addition, the assumptions can materially affect Benefit

Obligations and future cash funding. Actual results in any given year may differ from those estimated because of economic and other factors. See discussion of our assumptions related to pension and postretirement benefits in the “Our Critical Accounting Estimates” section of this MD&A.

In 2008, net pension expense for our defined benefit pension plans included in income from continuing operations was $29.5 million compared with $32.1 million in 2007 and $33.7 million in 2006. The postretirement benefit expense (gain) for the postretirement health care plan was $1.1 million in 2008 compared with $(0.1) million in 2007 and $0.7 million in 2006.

The following are assumptions related to our defined benefit pension plans as of December 31, 2008:

	U.S. Plan	Non-U.S. Plans

Weighted average assumptions used to determine Benefit Obligations:
Discount rate	6.75%	5.47%
Rate of increase in compensation levels	4.80	3.07
Weighted average assumptions used to determine 2008 net pension expense:
Long-term rate of return on assets	8.00%	4.35%
Discount rate	6.25	5.61
Rate of increase in compensation levels	4.50	3.32

The following provides a sensitivity analysis of alternative assumptions on the U.S. qualified and aggregate non-U.S. pension plans and U.S. postretirement plans.

Effect of Discount Rate Changes and Constancy of Other Assumptions:

	0.5%	0.5%
	Increase	Decrease
	(Amounts in millions)

U.S. defined benefit pension plan:
Effect on net pension expense	$(0.9)	$0.9
Effect on Benefit Obligation	(11.1)	11.5
Non-U.S. defined benefit pension plans:
Effect on net pension expense	(0.8)	1.4
Effect on Benefit Obligation	(12.9)	14.5
U.S. Postretirement medical plans:
Effect on postretirement medical expense	0.1	(0.2)
Effect on Benefit Obligation	(1.3)	1.3

Effect of Changes in the Expected Return on Assets and Constancy of Other Assumptions:

	0.5%	0.5%
	Increase	Decrease
	(Amounts in millions)

U.S. defined benefit pension plan:
Effect on net pension expense	$(1.3)	$1.3
Effect on Benefit Obligation	N/A	N/A
Non-U.S. defined benefit pension plans:
Effect on net pension expense	(1.1)	1.1
Effect on Benefit Obligation	N/A	N/A
U.S. Postretirement medical plans:
Effect on postretirement medical expense	N/A	N/A
Effect on Benefit Obligation	N/A	N/A

As discussed below, accounting principles generally accepted in the U.S. (“GAAP”) provide that differences between expected and actual returns are recognized over the average future service of employees.

At December 31, 2008, as compared to December 31, 2007, we increased our discount rate for the U.S. plan from 6.25% to 6.75% based on an analysis of publicly-traded investment grade U.S. corporate bonds, which had a higher yield due to current market conditions. We decreased our average rate for non-U.S. plans from 5.61% to 5.47% based primarily on lower yields of investment grade corporate bonds in the United Kingdom. We increased our average assumed rate of compensation increase from 4.5% to 4.8% for the U.S. plan. We increased the expected rate of return on U.S. plan assets from 7.75% to 8.00%, primarily based on our target allocations and expected long-term asset returns. We decreased our average rate of return on non-U.S. plan assets from 5.91% at December 31, 2007 to 4.35% at December 31, 2008. As the expected rate of return on plan assets is long-term in nature, short-term market changes do not significantly impact the rates.

We expect that the net pension expense for our defined benefit pension plans included in earnings before income taxes will be $3.5 million higher in 2009 than the $29.5 million in 2008, reflecting, among other things, the amortization of the increased actuarial net loss. We expect the 2009 benefit for the postretirement health care plan to be $1.8 million, primarily reflecting amortization of the increased actuarial net gain.

We have used discount rates of 6.75% and 6.50% at December 31, 2008, in calculating our estimated 2009 cost of pension benefits and cost of other postretirement benefits for U.S. plans, respectively.

The assumed ranges for the annual rates of increase in health care costs were 7.8% for 2008, 8.8% for 2007 and 9.0% for 2006, with a gradual decrease to 5.0% for 2012 and future years. If actual costs are higher than those assumed, this will likely put modest upward pressure on our expense for retiree health care.

Plan Funding

Our funding policy for defined benefit plans is to contribute at least the amounts required under applicable laws and local customs. We contributed $71.0 million, $30.1 million and $45.7 million to our defined benefit plans in 2008, 2007 and 2006, respectively. In 2009, we expect to contribute between $55 million and $75 million to our qualified U.S. pension plan, and we expect to contribute approximately $13 million to our non-U.S. pension plans.

For further discussions on pension and postretirement benefits, see Note 13 to our consolidated financial statements included in this Annual Report.

OUR CRITICAL ACCOUNTING ESTIMATES

The process of preparing financial statements in conformity with GAAP requires the use of estimates and assumptions to determine reported amounts of certain assets, liabilities, revenues and expenses and the disclosure of related contingent assets and liabilities. These estimates and assumptions are based upon information available at the time of the estimates or assumptions, including our historical experience, where relevant. The most significant estimates made by management include: timing and amount of revenue recognition; deferred taxes, tax valuation allowances and tax reserves; reserves for contingent losses; retirement and postretirement benefits; and valuation of goodwill, indefinite-lived intangible assets and other long-lived assets. The significant estimates are reviewed quarterly by management, and management presents its views to the Audit Committee of our Board of Directors. Because of the uncertainty of factors surrounding the estimates, assumptions and judgments used in the preparation of our financial statements, actual results may differ from the estimates, and the difference may be material.

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

Revenue Recognition

Revenues for product sales are recognized when the risks and rewards of ownership are transferred to the customers, which is based on the contractual delivery terms agreed to with the customer and fulfillment of all but inconsequential or perfunctory actions. In addition, our policy requires persuasive evidence of an arrangement, a fixed or determinable sales price and reasonable assurance of collectability. For contracts containing multiple elements, each having a determinable fair value, we recognize revenue in an amount equal to the element’s pro rata share of the contract’s fair value in accordance with the contractual delivery terms for each element. Freight charges billed to customers are included in sales and the related shipping costs are included in cost of sales in our consolidated statements of income.

Revenues for long-term contracts, which include contracts that exceed certain internal thresholds regarding the size and duration of the project and provide for the receipt of progress billings from the customer, are recorded on the percentage of completion method with progress measured on a cost-to-cost basis. Percentage of completion revenue represents less than 10% of our consolidated sales in 2008.

Revenue on service and repair contracts is recognized after services have been agreed to by the customer and rendered. Revenues generated under fixed fee service and repair contracts are recognized on a ratable basis over the term of the contract. These contracts can range in duration, but generally extend for up to five years. Fixed fee service contracts represent less than 1% of our consolidated sales in 2008.

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

Estimates of liabilities for unsettled asbestos-related claims are based on known claims and on our experience during the preceding two years for claims filed, settled and dismissed, and are included in retirement obligations and other liabilities in our consolidated balance sheets. A substantial majority of our asbestos-related claims are covered by insurance or indemnities. Estimated receivables from insurance carriers for unsettled claims and receivables for settlements and legal fees paid by us for asbestos-related claims are estimated using our historical experience with insurance recovery rates and estimates of future recoveries, which include estimates of coverage and financial viability of our insurance carriers. Estimated receivables are included in other assets, net in our consolidated balance sheets. Changes in claims filed, settled and dismissed and differences between actual and estimated settlement costs and insurance or indemnity recoveries could impact future expense.

Pension and Postretirement Benefits

We provide pension and postretirement benefits to certain of our employees, former employees, and their beneficiaries. The assets, liabilities and expenses we recognize and disclosures we make about plan actuarial and financial information are dependent on the assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, health care cost trend rates, inflation, expected rates of return on plan assets, retirement rates, mortality rates, rates of compensation increases and other factors.

The assumption rates utilized to compute expense and benefit obligations are shown in Note 13 to our consolidated financial statements included in this Annual Report. These assumptions are assessed annually as of December 31 and adjustments are made as needed. In our review we evaluate prevailing market conditions and local laws and requirements in countries where plans are maintained, including appropriate rates of return, interest rates and medical inflation rates. We also compare our significant assumptions with our peers. The methodology to set our assumptions are:

•	Discount rates are estimated using high quality debt securities based on corporate or government bond yields with a duration matching the expected benefit payments. For the U.S. and the United Kingdom, the discount rates are obtained from an analysis of publicly-traded investment-grade corporate bonds to establish a weighted average discount rate for each plan. For plans in the EURO zone we use the most applicable IBOXX Euro corporate AA bond indices. For other countries or regions without a corporate AA bond market, government bond rates are used. Our discount rate assumptions are impacted by changes in general economic and market conditions that affect interest rates on long-term high-quality debt securities, as well as the duration of our plans’ liabilities.

•	Health care cost trend rates are developed based upon historical retiree cost trend data, long-term health care outlook and industry benchmarks.

•	The inflation assumptions are based upon both our specific trends and nationally expected trends.

•	The expected rates of return on plan assets are derived from reviews of asset allocation strategies, expected long-term performance of asset classes, risks and other factors adjusted for our specific investment strategy. These rates are impacted by changes in general market conditions, but because they are long-term in nature, short-term market changes do not significantly impact the rates. Changes to our target asset allocation also impact these rates.

•	Retirement rates are based upon actual and projected plan experience.

•	Mortality rates are based on published actuarial tables relevant to the countries in which we have plans.

•	The expected rates of compensation increase reflect estimates of the change in future compensation levels due to general price levels, seniority, age and other factors.

We evaluate the funded status of each retirement plan using current assumptions and determine the appropriate funding level considering applicable regulatory requirements, tax deductibility, reporting considerations, cash flow requirements and other factors, and discuss our funding assumptions with the Finance Committee of our Board of Directors.

Valuation of Goodwill, Indefinite-Lived Intangible Assets and Other Long-Lived Assets

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

Impairment losses for goodwill are recognized whenever the implied fair value of goodwill is less than the carrying value. We estimate the fair value of our reporting units based on an income approach, whereby we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. A discounted cash flow analysis requires us to make various judgmental assumptions about sales, operating margins, growth rates and discount rates, which are based on our budgets, business plans, economic projections, anticipated future cash flows and marketplace data. Assumptions are also made for varying perpetual growth rates for periods beyond the long-term business plan period. We did not record an impairment of goodwill in 2008, 2007 or 2006.

We also consider our market capitalization in our evaluation of the fair value of our goodwill. Although our market capitalization declined during 2008 in conjunction with the overall equity market decline, it did not decline to a level that indicated a potential impairment of our goodwill as of December 31, 2008.

Impairment losses for intangible assets are recognized whenever the estimated fair value is less than the carrying value. Fair values are calculated for trademarks using a “relief from royalty” method, which estimates the fair value of the trademarks by determining the present value of the royalty payments that are avoided as a result of owning the trademark. This method includes judgmental assumptions about sales growth and discount rates that are consistent with the assumptions used to determine the fair value of our reporting units discussed above. We did not record an impairment of our trademarks in 2008, 2007 or 2006.

The net realizable value of other long-lived assets, including property, plant and equipment, is reviewed periodically, when indicators of potential impairments are present, based upon an assessment of the estimated future cash flows related to those assets, utilizing a methodology similar to that for goodwill. Additional considerations related to our long-lived assets include expected maintenance and improvements, changes in expected uses and ongoing operating performance and utilization.

Due to uncertain market conditions and potential changes in strategy and product portfolio, it is possible that forecasts used to support asset carrying values may change in the future, which could result in non-cash charges that would adversely affect our financial condition and results of operations.

ACCOUNTING DEVELOPMENTS

We have presented the information about accounting pronouncements not yet implemented in Note 1 to our consolidated financial statements included in this Annual Report.

OUTLOOK FOR 2009

Our future results of operations and other forward-looking statements contained in this Annual Report, including this MD&A, involve a number of risks and uncertainties — in particular, the statements regarding our goals and strategies, new product introductions, plans to cultivate new businesses, future economic conditions, revenue, pricing, gross profit margin and costs, capital spending, depreciation and amortization, research and development expenses, potential impairment of investments, tax rate and pending tax and legal proceedings. Our future results of operations may also be affected by the amount, type and valuation of share-based awards granted, as well as the amount of awards forfeited due to employee turnover. In addition to the various important factors discussed above, a number of other factors could cause actual results to differ materially from our expectations. See the risks described in “Item 1A. Risk Factors” included in this Annual Report.

Our bookings increased 18.2% in 2008 as compared with 2007, which should translate into increased revenue in 2009, excluding currency fluctuations. However, as a booking represents a contract that can be modified or canceled, there is no guarantee that the increase in bookings will result in a comparable increase in revenues or otherwise be indicative of future results. Through the first 45 days of 2009, we had cancellations of $4.6 million related to orders booked in 2008. Historically, the fourth quarter has been a strong bookings quarter for us. However, bookings in the fourth quarter of 2008 were lower than bookings in each of the first, second and third quarters of 2008, reflecting our customers’ responses to concerns regarding recent disruptions in the credit and capital markets, global economic conditions and recent declines in oil and gas prices. Also, in response to global economic conditions, some customers have requested delayed shipments, which could delay the timing of our recognition of revenue anticipated to come from our backlog, or delayed project proposals, which could negatively impact our level of bookings in 2009. Although we have not seen a material deterioration in our markets and we believe that our primary markets continue to provide opportunities, we remain cautious in our outlook for 2009 given the activity levels in the fourth quarter of 2008 and the current uncertainty of global economic conditions. For additional discussion on our markets and our opportunities therein, see the “Business Overview — Our Markets” section of this MD&A.

We expect our operating income in 2009 to benefit from operational improvement programs, continuation of our end user strategy, selective contract bidding and previously implemented price increases. A number of significant expense and certain other items could negatively impact our operating income in 2009, which include: realignment costs; selected investments in technology infrastructure to consolidate our ERP systems; and higher wage and benefit costs due to inflation and share-based compensation. Although we implemented price increases in 2008 and 2007, we believe that pricing could become a more influential competitive factor in 2009 as compared with recent years. Additionally, the large proportion of original equipment business booked in 2008 by FPD may reduce gross profit margin as those products are shipped in 2009 and beyond. As part of our continuing operational optimization strategy, we are currently evaluating our opportunities to reduce and optimize certain non-strategic manufacturing facilities and our overall cost structure, and we could incur up to $40 million in realignment costs in 2009 as a result of these activities.

All of our borrowings under our Credit Facilities carry a floating rate of interest. As of December 31, 2008, we had $385.0 million of derivative contracts to convert a portion of floating interest rates to fixed interest rates to reduce our exposure to interest rate volatility. As a result of reducing the volatility, we may not fully benefit from a decrease in interest rates. We expect our interest expense in 2009 will be slightly more favorable when compared with 2008, given the lower overall interest rate environment. However, because a portion of our debt carries a floating rate of interest, the debt is subject to volatility in rates, which could negatively impact interest expense. Our results of operations may also be impacted by unfavorable foreign currency exchange rate movements. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

We expect to generate sufficient cash from operations to fund our business, capital expenditures, dividend payments, share repurchases, debt payments and pension plan contributions in 2009. We seek to improve our working capital utilization, with a particular focus on improving the management of accounts receivable and inventory, and requiring progress payments from customers on long lead time projects. However, the amount of cash generated or consumed by working capital is dependent on our level of revenues, backlog, customer acceptance and other factors. Additionally, tightening in our end markets may limit our ability to require progress payments from customers on new orders. In 2009, our capital expenditures will be focused on strategic initiatives to pursue new markets, geographic expansion, ERP application upgrades, information technology infrastructure and cost reduction opportunities and are expected to be approximately $100 million, before consideration of any acquisition activity. We have $5.7 million in scheduled repayments in 2009 under our Credit Facilities. We expect to comply with the covenants under our Credit Facilities in 2009. See the “Liquidity and Capital Resources” section of this MD&A for further discussion of our debt covenants.

The performance of global financial markets in 2008 has reduced the value of investments held in trust to support pension plans. Additionally, U.S. regulations are continually increasing the minimum level of funding for U.S pension plans. The combined impact of these changes will require us to increase our contributions to our pension plans in 2009. We currently anticipate that our minimum contribution to our qualified U.S. pension plan will be between $55 million and $75 million in 2009 in order to reach fully funded status, as defined by the Pension Protection Act, for 2009. We currently anticipate that our contributions to our non-U.S. pension plans will be approximately $13 million in 2009.

As we have discussed in this and other public filings, we are currently subject to lawsuits, internal investigations and regulatory investigations in the U.S. and in foreign countries, which could negatively impact our results of operations and cash flows. We believe we are currently addressing these matters appropriately, and we are diligently striving to achieve the most favorable results. See “Item 3. Legal Proceedings” in this Annual Report for further discussion.

We expect that our corporate representatives will, from time to time, meet privately with investors, investment analysts, the media and others, and may reiterate the forward-looking statements contained in this “Outlook for 2009” section and elsewhere in this Annual Report, including any such statements that are incorporated by reference in this Annual Report. At the same time, we will keep this Annual Report and our most current business outlook publicly available on the “Investor Relations” section of our website (www.flowserve.com). Statements in the Business Outlook and other forward-looking statements in this Annual Report are subject to revision during the course of the year in our quarterly earnings releases and SEC filings and at other times.

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

Interest Rate Risk

Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our Credit Facilities, which bear interest based on floating rates. At December 31, 2008, after the effect of interest rate swaps, we had $164.7 million of variable rate debt obligations outstanding under our Credit Facilities with a weighted average interest rate of 2.99%. A hypothetical change of 100 basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by $1.6 million for the year ended December 31, 2008. As of December 31, 2008 and 2007, we had $385.0 million and $395.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties with varying maturities through December 2010.

Foreign Currency Exchange Rate Risk

A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than a non-U.S. subsidiary’s functional currency. Generally, we view our investments in foreign subsidiaries from a long-term perspective and, therefore, do not hedge these investments. We use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. We realized net (losses) gains associated with foreign currency translation of $(125.9) million, $48.7 million and $38.9 million for the years ended December 31, 2008, 2007 and 2006, respectively, which are included in other comprehensive (expense) income.

Based on a sensitivity analysis at December 31, 2008, a 10% change in the foreign currency exchange rates for the year ended December 31, 2008 would have impacted our net earnings by approximately $38 million, due primarily to the Euro. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency forward exchange contracts discussed below.

We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. The use of forward exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the forward exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Our policy allows foreign currency coverage only for identifiable foreign currency exposures, and changes in the fair values of these instruments are included in other income, net in the accompanying consolidated statements of income. As of December 31, 2008, we had a U.S. dollar equivalent of $555.7 million in aggregate notional amount outstanding in forward exchange contracts with third parties, compared with $464.9 million at December 31, 2007.

Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of certain forward exchange contracts are included in our consolidated results of operations. We recognized foreign currency net gains of $16.6 million, $6.3 million and $7.5 million for the years ended December 31, 2008, 2007, and 2006, respectively, which is included in other income, net in the accompanying consolidated statements of income.

Hedging related transactions, recorded to other comprehensive (expense) income, net of deferred taxes, are summarized below:

	Other Comprehensive (Expense) Income
	2008	2007	2006
	(Amounts in thousands)

Reclassification to earnings for settlements during the year:
Forward exchange contracts	$—	$—	$35
Interest rate swap agreements	(2,863)	1,553	529
Change in fair value:
Forward exchange contracts	—	—	—
Interest rate swap agreements	(1,243)	(5,458)	133

Year ended December 31	$(4,106)	$(3,905)	$697

We expect to recognize (losses) gains of $(5.3) million, $(1.8) million and $0.1 million, net of deferred taxes, into earnings in 2009, 2010 and 2011, respectively, related to interest rate swap agreements based on their fair values at December 31, 2008.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of Flowserve Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Flowserve Corporation and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007 and changed the manner in which it accounts for defined benefit pension and other postretirement plans as of December 31, 2006.

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

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Dallas, Texas
February 25, 2009

FLOWSERVE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(Amounts in thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$471,792	$370,575
Restricted cash	264	2,663
Accounts receivable, net	808,522	666,733
Inventories, net	834,612	680,199
Deferred taxes	126,890	105,221
Prepaid expenses and other	90,345	71,380

Total current assets	2,332,425	1,896,771
Property, plant and equipment, net	547,235	488,892
Goodwill	828,395	853,265
Deferred taxes	32,561	13,816
Other intangible assets, net	121,919	134,734
Other assets, net	161,159	132,943

Total assets	$4,023,694	$3,520,421

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$598,498	$513,169
Accrued liabilities	967,099	723,026
Debt due within one year	27,731	7,181
Deferred taxes	14,668	6,804

Total current liabilities	1,607,996	1,250,180
Long-term debt due after one year	545,617	550,795
Retirement obligations and other liabilities	502,314	426,469
Commitments and contingencies
Shareholders’ equity:
Common shares, $1.25 par value	73,477	73,394
Shares authorized — 120,000 Shares issued — 58,781 and 58,715, respectively
Capital in excess of par value	586,371	561,732
Retained earnings	1,159,634	774,366

	1,819,482	1,409,492
Treasury shares, at cost — 3,566 and 2,406 shares, respectively	(248,073)	(101,781)
Deferred compensation obligation	7,678	6,650
Accumulated other comprehensive loss	(211,320)	(21,384)

Total shareholders’ equity	1,367,767	1,292,977

Total liabilities and shareholders’ equity	$4,023,694	$3,520,421

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2008	2007	2006
	(Amounts in thousands, except per share data)

Sales	$4,473,473	$3,762,694	$3,061,063
Cost of sales	(2,893,161)	(2,514,972)	(2,053,761)

Gross profit	1,580,312	1,247,722	1,007,302
Selling, general and administrative expense	(984,403)	(856,501)	(782,503)
Net earnings from affiliates	16,963	18,695	14,820

Operating income	612,872	409,916	239,619
Interest expense	(51,293)	(60,119)	(65,688)
Interest income	8,392	4,324	7,607
Other income, net	20,163	5,947	5,738

Earnings before income taxes	590,134	360,068	187,276
Provision for income taxes	(147,721)	(104,294)	(73,238)

Income from continuing operations	442,413	255,774	114,038
Gain from sale of discontinued operations, net of tax	—	—	994

Net earnings	$442,413	$255,774	$115,032

Net earnings per share:
Basic:
Continuing operations	$7.82	$4.53	$2.04
Discontinued operations	—	—	0.02

Net earnings	$7.82	$4.53	$2.06

Diluted:
Continuing operations	$7.74	$4.46	$2.00
Discontinued operations	—	—	0.02

Net earnings	$7.74	$4.46	$2.02

Cash dividends declared per share	$1.00	$0.60	$—

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2008	2007	2006
	(Amounts in thousands)

Net earnings	$442,413	$255,774	$115,032

Other comprehensive (expense) income:
Foreign currency translation adjustments, net of tax	(125,853)	48,678	38,920
Pension and other postretirement effects, net of tax	(59,977)	24,183	23,886
Cash flow hedging activity, net of tax	(4,106)	(3,905)	697

Other comprehensive (expense) income	(189,936)	68,956	63,503

Comprehensive income	$252,477	$324,730	$178,535

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Capital					Accumulated
			in Excess				Deferred	Other	Total
	Common Stock		of Par	Retained	Treasury Stock		Compensation	Comprehensive	Shareholders’
	Shares	Amount	Value	Earnings	Shares	Amount	Obligation	Loss	Equity
	(Amounts in thousands)

Balance — January 1, 2006	57,614	$72,018	$477,201	$467,735	(1,640)	$(37,547)	$4,656	$(130,657)	$853,406

Stock activity under stock plans	1,017	1,271	13,023	—	914	19,756	—	—	34,050
Adoption of SFAS No. 123R	—	—	9,059	—	(583)	(9,059)	—	—	—
Stock-based compensation	—	—	25,089	—	—	—	—	—	25,089
Tax benefit associated with stock-based compensation	—	—	18,787	—	—	—	—	—	18,787
Net earnings	—	—	—	115,032	—	—	—	—	115,032
Repurchase of common shares	—	—	—	—	(1,300)	(68,412)	—	—	(68,412)
Increases to obligation for new deferrals	—	—	—	—	—	—	2,350	—	2,350
Compensation obligations satisfied	—	—	—	—	—	—	(33)	—	(33)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	38,920	38,920
Pension and other postretirement effects, net of tax	—	—	—	—	—	—	—	23,886	23,886
Adoption of SFAS No. 158, net of tax	—	—	—	—	—	—	—	(23,186)	(23,186)
Cash flow hedging activity, net of tax	—	—	—	—	—	—	—	697	697

Balance — December 31, 2006	58,631	$73,289	$543,159	$582,767	(2,609)	$(95,262)	$6,973	$(90,340)	$1,020,586

Stock activity under stock plans	84	105	(19,164)	—	910	33,031	—	—	13,972
Stock-based compensation	—	—	25,306	40	—	—	—	—	25,346
Tax benefit associated with stock-based compensation	—	—	12,431	—	—	—	—	—	12,431
Adoption of FIN No. 48	—	—	—	(29,819)	—	—	—	—	(29,819)
Net earnings	—	—	—	255,774	—	—	—	—	255,774
Cash dividends declared	—	—	—	(34,396)	—	—	—	—	(34,396)
Repurchase of common shares	—	—	—	—	(707)	(39,550)	—	—	(39,550)
Increases to obligation for new deferrals	—	—	—	—	—	—	416	—	416
Compensation obligations satisfied	—	—	—	—	—	—	(739)	—	(739)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	48,678	48,678
Pension and other postretirement effects, net of tax	—	—	—	—	—	—	—	24,183	24,183
Cash flow hedging activity, net of tax	—	—	—	—	—	—	—	(3,905)	(3,905)

Balance — December 31, 2007	58,715	$73,394	$561,732	$774,366	(2,406)	$(101,781)	$6,650	$(21,384)	$1,292,977

Stock activity under stock plans	66	83	(20,200)	—	581	18,658	—	—	(1,459)
Stock-based compensation	—	—	32,642	61	—	—	—	—	32,703
Tax benefit associated with stock-based compensation	—	—	12,197	—	—	—	—	—	12,197
Net earnings	—	—	—	442,413	—	—	—	—	442,413
Cash dividends declared	—	—	—	(57,206)	—	—	—	—	(57,206)
Repurchase of common shares	—	—	—	—	(1,741)	(164,950)	—	—	(164,950)
Increases to obligation for new deferrals	—	—	—	—	—	—	1,544	—	1,544
Compensation obligations satisfied	—	—	—	—	—	—	(516)	—	(516)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	(125,853)	(125,853)
Pension and other postretirement effects, net of tax	—	—	—	—	—	—	—	(59,977)	(59,977)
Cash flow hedging activity, net of tax	—	—	—	—	—	—	—	(4,106)	(4,106)

Balance — December 31, 2008	58,781	$73,477	$586,371	$1,159,634	(3,566)	$(248,073)	$7,678	$(211,320)	$1,367,767

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(Amounts in thousands)

Cash flows — Operating activities:
Net earnings	$442,413	$255,774	$115,032
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	71,584	67,836	60,498
Amortization of intangible and other assets	9,858	9,875	10,498
Amortization of deferred loan costs	1,822	1,752	1,718
Write-off of unamortized deferred loan costs and discount	—	429	694
Net (gain) loss on the disposition of assets	(5,688)	(7,613)	1,444
Gain on bargain purchase	(2,809)	—	—
Excess tax benefits from stock-based payment arrangements	(12,531)	(11,936)	(17,406)
Loss on sale of discontinued operations		—	(1,656)
Stock-based compensation	32,703	25,345	25,089
Net earnings from affiliates, net of dividends received	(8,519)	(10,616)	(6,663)
Change in assets and liabilities, net of acquisitions:
Accounts receivable, net	(195,097)	(82,372)	(40,826)
Inventories, net	(195,529)	(101,783)	(98,364)
Prepaid expenses and other	(21,664)	(26,568)	(6,548)
Other assets, net	(18,179)	(9,790)	(8,905)
Accounts payable	99,768	75,200	58,736
Accrued liabilities and income taxes payable	228,944	230,559	76,690
Retirement obligations and other liabilities	31,542	18,956	(11,365)
Net deferred taxes	(52,593)	(17,683)	4,520

Net cash flows provided by operating activities	406,025	417,365	163,186

Cash flows — Investing activities:
Capital expenditures	(126,932)	(88,975)	(73,528)
Proceeds from sale of discontinued operations	—	—	3,656
Proceeds from disposal of assets	7,311	13,404	—
Payments for acquisitions, net of cash acquired	—	(2,312)	(7,978)
Change in restricted cash	2,399	794	171

Net cash flows used by investing activities	(117,222)	(77,089)	(77,679)

Cash flows — Financing activities:
Excess tax benefits from stock-based payment arrangements	12,531	11,936	17,406
Payments on long-term debt	(5,682)	(2,841)	(105,281)
Payment of deferred loan costs	—	(1,399)	—
Net borrowings (payments) under other financing arrangements	14,938	(3,751)	(3,412)
Repurchase of common shares	(164,950)	(44,798)	(63,165)
Payments of dividends	(51,481)	(25,681)	—
Proceeds from stock option activity	11,940	16,693	39,915

Net cash flows used by financing activities	(182,704)	(49,841)	(114,537)
Effect of exchange rate changes on cash	(4,882)	13,140	3,166

Net change in cash and cash equivalents	101,217	303,575	(25,864)
Cash and cash equivalents at beginning of year	370,575	67,000	92,864

Cash and cash equivalents at end of year	$471,792	$370,575	$67,000

Income taxes paid (net of refunds)	$112,545	$64,663	$65,825
Interest paid	49,634	59,550	63,866
Non-cash financing of fixed assets	—	—	8,041

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007 AND FOR THE
THREE YEARS ENDED DECEMBER 31, 2008

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

Revenues for long-term contracts, which include contracts that exceed certain internal thresholds regarding the size and duration of the project and provide for the receipt of progress billings from the customer, are recorded on

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the percentage of completion method with progress measured on a cost-to-cost basis. Percentage of completion revenue represents less than 10% of our consolidated sales for each year presented.

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

Restricted cash represents cash restricted by our factoring agreements in 2007 and certain contracts in which a small portion of payments received under progress billings is not available for use until the project reaches completion.

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

Credit risks are mitigated by the diversity of our customer base across many different geographic regions and performing creditworthiness analyses on such customers. As of December 31, 2008, and 2007, we do not believe that we have any significant concentrations of credit risk.

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

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax attributes through a review of past, current and estimated future taxable income and establishment of tax strategies. These estimates could be impacted by changes in the amount and geographical source of future income and the results of implementation or alteration of tax planning strategies.

We provide deferred taxes for the temporary differences associated with our investment in foreign subsidiaries that have a financial reporting basis that exceeds tax basis, unless we can assert permanent reinvestment in foreign jurisdictions. Financial reporting basis and tax basis differences in investments in foreign subsidiaries consist of both unremitted earnings and losses, as well as foreign currency translation adjustments. We do not assert permanent reinvestment on our unremitted foreign earnings. However, we do assert permanent reinvestment on certain portions of our initial invested capital in various foreign subsidiaries. During each of the three years reported in the period ended December 31, 2008, we have not recognized any net deferred tax assets attributable to unremitted earnings or foreign currency translation adjustments in our foreign subsidiaries due to estimated excess foreign tax credits and other attributes.

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

The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties on income taxes and accounting in interim periods.

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

Estimates of liabilities for unsettled asbestos-related claims are based on known claims and on our experience during the preceding two years for claims filed, settled and dismissed, and are included in retirement obligations and other liabilities in our consolidated balance sheets. A substantial majority of our asbestos-related claims are covered by insurance or indemnities. Estimated receivables from insurance carriers for unsettled claims and receivables for settlements and legal fees paid by us for asbestos-related claims are estimated using our historical experience with insurance recovery rates and estimates of future recoveries, which include estimates of coverage and financial viability of our insurance carriers. Estimated receivables are included in other assets, net in our consolidated

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance sheets. Changes in claims filed, settled and dismissed and differences between actual and estimated settlement costs and insurance or indemnity recoveries could impact future expense.

Warranty Accruals — Warranty obligations are based upon product failure rates, materials usage, service delivery costs, an analysis of all identified or expected claims and an estimate of the cost to resolve such claims. The estimates of expected claims are generally a factor of historical claims and known product issues. Warranty obligations based on these factors are adjusted based on historical sales trends for the preceding 24 months. Changes in claim rates, differences between actual and expected warranty costs, and sales trends could impact warranty obligation estimates, which might have adverse effects on our consolidated results of operations and financial position.

Insurance Accruals — Insurance accruals are recorded for wholly or partially self-insured risks such as medical benefits and workers’ compensation and are based upon an analysis of our claim loss history, insurance deductibles, policy limits and other relevant factors and are included in accrued liabilities in our consolidated balance sheets. The estimates are based upon information received from actuaries, insurance company adjusters, independent claims administrators or other independent sources. Changes in claims and differences between actual and expected claim losses could impact future accruals. Receivables from insurance carriers are estimated using our historical experience with insurance recovery rates and estimates of future recoveries, which include estimates of coverage and financial viability of our insurance carriers. Estimated receivables are included in accounts receivable, net and other assets, net, as applicable, in our consolidated balance sheets.

Pension and Postretirement Obligations — Determination of retirement and postretirement benefits obligations is based on estimates made by management in consultation with independent actuaries and investment advisors. Inherent in these valuations are key assumptions including discount rates, expected rates of return on plan assets, retirement rates, mortality rates and rates of compensation increase and other factors. Current market conditions, including changes in rates of return, interest rates and medical inflation rates, are considered in selecting these assumptions.

Prior to December 31, 2006, actuarial gains and losses and prior service costs were disclosed, but not recognized in our consolidated balance sheets. Upon adoption of Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R),” effective December 31, 2006, we began recognizing these costs in our consolidated balance sheets through an adjustment to accumulated other comprehensive loss. Effective January 1, 2007, we recognize actuarial gains and losses and prior service costs in accumulated other comprehensive loss as they arise.

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

Property, Plant, and Equipment, and Depreciation — Property, plant and equipment are stated at historical cost, less accumulated depreciation. If asset retirement obligations exist, they are capitalized as part of the carrying amount of the asset and depreciated over the remaining useful life of the asset. The useful lives of leasehold improvements are the lesser of the remaining lease term or the useful life of the improvement. When assets are retired or otherwise disposed of, their costs and related accumulated depreciation are removed from the accounts and any resulting gains or losses are included in income from operations for the period. Depreciation is computed by

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the straight-line method based on the estimated useful lives of the depreciable assets. Generally, the estimated useful lives of the assets are:

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

Fair Values of Financial Instruments — The carrying amounts of our financial instruments approximate fair value at December 31, 2008, except for our Term Loan. The interbank market for our Term Loan implied a fair value of approximately $495 million at December 31, 2008, as compared with a carrying value of $549.7 million. We believe this is reflective of the general global economic conditions as of December 31, 2008. Although the fair value of our Term Loan is less than the carrying value, settlement at the reported fair value may not be possible or may not be prudent after our consideration of the other intended uses of cash balances and future cash flows. The carrying amounts of our financial instruments approximated fair value at December 31, 2007.

Derivatives and Hedging Activities — As part of our risk management strategy, we enter into derivative contracts to mitigate certain financial risks related to foreign currencies and interest rates. We have a risk-management and derivatives policy outlining the conditions under which we can enter into financial derivative transactions.

We employ a foreign currency economic hedging strategy to minimize potential losses in earnings or cash flows from unfavorable foreign currency exchange rate movements. This strategy also minimizes potential gains from favorable exchange rate movements. Foreign currency exposures arise from transactions, including firm commitments and anticipated transactions, denominated in a currency other than an entity’s functional currency and from translation of foreign-denominated assets and liabilities into U.S. dollars. The primary currencies in which we operate, in addition to the U.S. dollar, are the Argentina peso, Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese yuan, Colombian peso, Euro, Indian rupee, Japanese yen, Mexican peso, Singapore dollar and Swedish krona. We enter into interest rate swap agreements for the purpose of hedging our exposure to floating interest rates on certain portions of our debt.

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

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

whether those derivatives may be expected to remain highly effective in future periods. Failure to demonstrate effectiveness in offsetting exposures retroactively or prospectively would cause us to deem the hedge ineffective.

All derivatives are recognized on the balance sheet at their fair values. For derivatives that do not qualify for hedge accounting or for which we have not elected to apply hedge accounting, which includes substantially all of our forward exchange contracts, the changes in the fair values of these derivatives are recognized in other income in the consolidated statements of income.

At the inception of a new derivative contract for which formal hedge accounting has been elected, our policy requires us to designate the derivative as (1) a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge); or (2) a foreign currency fair value (a “foreign currency”) hedge. Changes in the fair value of a derivative that is highly effective, documented, designated, and qualified as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows of the hedged transaction. Changes in the fair value of foreign currency hedges are recorded in other comprehensive income (loss) since they satisfy the accounting criteria for a cash flow hedge. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative do not mirror the change in the cash flow of the forecasted transaction) is recorded in current period earnings. For effective hedges, the changes in the value of the hedged item are also recorded as a component of other comprehensive income (loss), if the underlying has been recognized on the balance sheet. Upon settlement, realized gains and losses are recognized in other income in the consolidated statements of income.

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

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transactional currency gains and losses arising from transactions in currencies other than our sites’ functional currencies and changes in fair value of forward exchange contracts that do not qualify for hedge accounting are included in our consolidated results of operations. For the years ended December 31, 2008, 2007 and 2006, we recognized gains of $16.6 million, $6.3 million, and $7.5 million of such amounts in other income, net in the accompanying consolidated statements of income.

Stock-Based Compensation — Stock-based compensation is measured at the grant — date fair value. It is our policy to set the exercise price of stock option awards and the value of restricted share, restricted share unit and performance-based unit awards (collectively referred to as “Restricted Shares”) at the closing price of our common stock on the New York Stock Exchange on the date of grant, which is the date such grants are authorized by our Board of Directors. Restricted share units and performance-based units refer to restricted awards that do not have voting rights and accrue dividends, which are forfeited if vesting does not occur.

Options are expensed using the graded vesting model, whereby we recognize compensation cost over the requisite service period for each separately vesting tranche of the award. We adjust share-based compensation at least annually for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The intrinsic value of Restricted Shares, which is typically the product of share price at the date of grant and the number of Restricted Shares granted, is amortized on a straight-line basis to compensation expense over the periods in which the restrictions lapse based on the expected number of shares that will vest. The forfeiture rate is based on unvested Restricted Shares forfeited compared with original total Restricted Shares granted over a 4-year period, excluding significant forfeiture events that are not expected to recur.

Earnings Per Share — Basic and diluted earnings per share are calculated as follows:

	Year Ended December 31,
	2008	2007	2006
	(Amounts in thousands, except per share amounts)

Income from continuing operations	$442,413	$255,774	$114,038

Net earnings	$442,413	$255,774	$115,032

Denominator for basic earnings per share — weighted average shares	56,601	56,449	55,963
Effect of potentially dilutive securities	579	840	942

Denominator for diluted earnings per share — weighted average shares	57,180	57,289	56,905

Net earnings per share:
Basic:
Continuing operations	$7.82	$4.53	$2.04
Net earnings	7.82	4.53	2.06
Diluted:
Continuing operations	$7.74	$4.46	$2.00
Net earnings	7.74	4.46	2.02

For each of the three years ended December 31, 2008, 2007 and 2006, we had no options to purchase common stock that were excluded from the computations of potentially dilutive securities.

Research and Development Expense — Research and development costs are charged to expense when incurred. Aggregate research and development costs included in selling, general and administrative expenses

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were $34.0 million, $29.1 million, and $17.8 million in 2008, 2007 and 2006, respectively. Costs incurred for research and development primarily include salaries and benefits and consumable supplies, as well as rent, professional fees, utilities, and the depreciation of property and equipment used in research and development activities.

Business Combinations — All business combinations referred to in these financial statements used the purchase method of accounting, under which we allocate the purchase price to the identifiable tangible and intangible assets and liabilities, recognizing goodwill when the purchase price exceeds fair value of such identifiable assets, net of liabilities assumed.

Accounting Developments

Pronouncements Implemented

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value under accounting principles generally accepted in the United States (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements; however, it does not require any new fair value measurements. In February 2008, the FASB issued Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157,” which amends SFAS No. 157 by delaying the adoption of SFAS No. 157 for our nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. Our adoption of SFAS No. 157, as amended, effective January 1, 2008, did not have a material impact on our consolidated financial condition or results of operations. We do not expect the adoption of SFAS No. 157 in 2009 for nonfinancial assets and nonfinancial liabilities to have a material impact on our consolidated financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. It provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Our adoption of SFAS No. 159 effective January 1, 2008, had no impact on our consolidated financial condition or results of operations as we do not currently invest in the types of instruments that are within the scope of this pronouncement.

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

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards that require:

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

SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is not permitted. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. We do not expect the adoption of SFAS No. 160 to have a material impact on our consolidated financial condition and results of operations.

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

In April 2008, the FASB issued FSP No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 “Goodwill and Other Intangible Assets.” FSP No. SFAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. FSP No. SFAS 142-3 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2008. We do not expect the adoption of FSP No. SFAS 142-3 to have a material impact on our consolidated financial condition or results of operations.

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF No. 03-6-1 concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and, therefore, are considered participating securities for purposes of computing earnings per share. Entities that have participating securities that are not convertible into common stock are required to use the “two-class” method of computing earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. FSP EITF No. 03-6-1 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2008, and all prior period earnings per share data presented should be retrospectively adjusted. We do not expect the adoption of FSP No. EITF 03-6-1 to have a material impact on our consolidated financial condition or results of operations.

In December 2008, the FASB issued FSP No. SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP No. SFAS 132(R)-1 amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosure requirements of FSP No. SFAS 132(R)-1 are effective for fiscal years ending after December 15, 2009. We do not expect the adoption of FSP No. SFAS 132(R)-1 to have a material impact on our consolidated financial condition or results of operations.

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

On December 31, 2005, we sold certain non-core service operations, collectively called the General Services Group (“GSG”) to Furmanite, a unit of Dallas-based Xanser Corporation for a contingent sales price of $15.5 million in gross cash proceeds, including $2.0 million held in escrow pending final settlement and excluding approximately $12 million of net accounts receivable. Utilizing the $15.5 million contingent sales price, the sale resulted in a loss of $2.5 million ($3.8 million pre-tax), which we recognized in the fourth quarter of 2005. During the third quarter of 2006, we recognized $0.8 million ($1.1 million pre-tax) of reduction in the loss after an independent arbitrator issued a binding decision with respect to the valuation of inventory, which resolved one element of the contingent sales price. During the fourth quarter of 2006, we negotiated the final sales price of

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$17.1 million, whereby we recognized an additional reduction in the loss on sale of $0.2 million ($0.5 million pre-tax), bringing the aggregate loss on sale recognized in 2006 and 2005 to $1.5 million ($2.2 million pre-tax). All remaining amounts due to us under the terms of the sale were collected in December 2006. We used $10.9 million of the initial net cash proceeds to reduce our indebtedness in January 2006, and an additional $3.5 million in December 2006 using the final proceeds collected pursuant to this sale transaction. As a result of this sale, we have presented the resolution of the contingent sales price of GSG as discontinued operations.

3.	ACQUISITIONS

Flowserve Pump Division acquired the remaining 50% interest in Niigata Worthington Company, Ltd. (“Niigata”), a Japanese manufacturer of pumps and other rotating equipment, effective March 1, 2008, for $2.4 million in cash. The incremental interest acquired was accounted for as a step acquisition and Niigata’s results of operations have been consolidated since the date of acquisition. Prior to this transaction, our 50% interest in Niigata was recorded using the equity method of accounting. Upon consolidation as of the effective date of the acquisition of the remaining 50% interest in Niigata, our balance sheet reflected an increase in cash and debt of $5.7 million and $5.8 million, respectively. The purchase price was allocated to the assets acquired and liabilities assumed based on estimates of fair values at the date of the acquisition. The estimate of the fair value of the net assets acquired exceeded the cash paid and, accordingly, no goodwill was recognized. This acquisition was accounted for as a bargain purchase, resulting in a gain of $3.4 million recorded in the first quarter of 2008, which was reduced by $0.6 million to $2.8 million in the fourth quarter of 2008 when the purchase accounting was finalized. This gain is included in other income, net in the consolidated statement of income due to immateriality. No pro forma information has been provided due to immateriality.

During 2008, 2007 and 2006, we completed small acquisitions for $0.6 million, $2.3 million and $8.0 million, respectively. Assets acquired primarily include inventory, fixed assets and intangible assets. These acquisitions are immaterial, individually and in aggregate, and thus, no pro forma financial information has been presented.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table provides information about our changes to intangible assets during 2008:

	December 31, 2008
	Useful Life	Beginning	Change Due		Ending Gross	Accumulated
	(Years)	Gross Amount	to Currency	Other	Amount	Amortization
	(Amounts in thousands, except years)

Finite-lived intangible assets:
Engineering drawings(1)	10-20	$82,232	$(864)	$—	$81,368	$(37,846)
Distribution networks	5-15	13,868	—	—	13,868	(7,813)
Software	10	5,900	—	—	5,900	(4,946)
Patents	10	30,044	(1,462)	—	28,582	(17,512)
Other	3-40	12,581	(269)	—	12,312	(12,098)

		$144,625	$(2,595)	$—	$142,030	$(80,215)

Indefinite-lived intangible assets(2)		$63,689	$(2,100)	$—	$61,589	$(1,485)

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information about our changes to intangible assets during 2007:

	December 31, 2007
	Useful Life	Beginning	Change Due		Ending Gross	Accumulated
	(Years)	Gross Amount	to Currency	Other(3)	Amount	Amortization
	(Amounts in thousands, except years)

Finite-lived intangible assets:
Engineering drawings(1)	10-20	$81,443	$789	$—	$82,232	$(33,706)
Distribution networks	5-15	13,868	—	—	13,868	(6,866)
Software	10	5,900	—	—	5,900	(4,356)
Patents	10	29,268	776	—	30,044	(15,766)
Other	3-40	15,686	695	(3,800)	12,581	(11,401)

		$146,165	$2,260	$(3,800)	$144,625	$(72,095)

Indefinite-lived intangible assets(2)		$62,768	$921	$—	$63,689	$(1,485)

(1)	Engineering drawings represent the estimated fair value associated with specific acquired product and component schematics.

(2)	Accumulated amortization for indefinite-lived intangible assets relates to amounts recorded prior to the implementation date of SFAS No. 142.

(3)	During 2007, our Flow Control Division wrote-off an expired and fully amortized non-compete agreement.

The following schedule outlines actual amortization recognized during 2008 and an estimate of future amortization based upon the finite-lived intangible assets owned at December 31, 2008:

Amortization
Expense
(Amounts in thousands)

Actual for year ending December 31, 2008	$8,120
Estimate for year ending December 31, 2009	9,943
Estimate for year ending December 31, 2010	9,692
Estimate for year ending December 31, 2011	9,139
Estimate for year ending December 31, 2012	5,730
Estimate for the year ending December 31, 2013	4,027
Thereafter	23,284

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows:

	Flowserve	Flow	Flow
	Pump	Control	Solutions	Total
	(Amounts in thousands)

Balance — January 1, 2007	$460,673	$356,285	$34,165	$851,123
Acquisitions and purchase adjustments	2,774	—	—	2,774
Resolution of tax contingencies	—	(5,207)	—	(5,207)
Dispositions	(2,059)	(332)	—	(2,391)
Currency translation	3,043	1,843	2,080	6,966

Balance — December 31, 2007	$464,431	$352,589	$36,245	$853,265
Acquisitions	—	—	230	230
Resolution of tax contingencies		(1,100)		(1,100)
Currency translation(1)	(2,256)	(20,846)	(898)	(24,000)

Balance — December 31, 2008	$462,175	$330,643	$35,577	$828,395

(1)	The currency impact in Flow Control in 2008 is primarily related to goodwill recorded in the United Kingdom.

5.	FACTORING OF ACCOUNTS RECEIVABLE

Through our European subsidiaries, we engaged in non-recourse factoring of certain accounts receivable. The various agreements had different terms, including options for renewal and mutual termination clauses. Our Credit Facilities, which are fully described in Note 12, limited factoring volume to $75.0 million at any given point in time as defined by our Credit Facilities. During the fourth quarter of 2007, we gave notice of our intent to terminate our major factoring agreements during 2008. All factoring agreements were terminated by the end of the third quarter of 2008. In the aggregate, the cash received from factored receivables outstanding at December 31, 2008 and 2007 totaled $0 and $63.9 million, respectively, which represent the factors’ purchase of $0 and $68.4 million of our receivables, respectively.

In 2008, under all of our factoring agreements worldwide, we recognized losses of $0.9 million in factoring receivables, which compares with total losses of $4.5 million and $2.8 million in 2007 and 2006, respectively.

6.	INVENTORIES

Inventories, net consisted of the following:

	December 31,
	2008	2007
	(Amounts in thousands)

Raw materials	$241,953	$221,265
Work in process	635,490	499,656
Finished goods	264,746	246,832
Less: Progress billings	(250,289)	(223,980)
Less: Excess and obsolete reserve	(57,288)	(63,574)

Inventories, net	$834,612	$680,199

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2008, 2007 and 2006, we recognized expenses of $11.8 million, $8.9 million and $6.3 million, respectively, for obsolete and excess inventory. These expenses are included in cost of sales in our consolidated statements of income.

7.	STOCK-BASED COMPENSATION PLANS

The Flowserve Corporation 2004 Stock Compensation Plan (the “2004 Plan”), which was established on April 21, 2004, authorized the issuance of up to 3,500,000 shares of common stock through grants of stock options, Restricted Shares, and other equity-based awards. Of the 3,500,000 shares of common stock that have been authorized under the 2004 Plan, 1,182,016 remain available for issuance. In addition to the 2004 Plan, we maintain another shareholder-approved plan that permits the issuance of our common stock through grants of various equity-based awards. As of December 31, 2008, 41,374 shares of common stock remained available for stock option grants under this other plan.

We recorded stock-based compensation as follows:

	Year Ended December 31,
	2008			2007			2006
	Stock	Restricted		Stock	Restricted		Stock	Restricted
	Options	Shares	Total	Options	Shares	Total	Options(1)	Shares	Total
	(Amounts in millions)

Stock-based compensation expense	$1.4	$31.3	$32.7	$3.5	$21.8	$25.3	$12.3	$12.8	$25.1
Related income tax benefit	(0.3)	(9.6)	(9.9)	(1.0)	(6.8)	(7.8)	(3.0)	(3.9)	(6.9)

Net stock-based compensation expense	$1.1	$21.7	$22.8	$2.5	$15.0	$17.5	$9.3	$8.9	$18.2

(1)	Includes the $3.8 million ($5.6 million pre-tax) modification charge recorded in August 2006 as discussed below in “Modifications” since the charge we would have recognized in accordance with FIN No. 44, “Accounting for Certain Transactions involving Stock Compensation — an interpretation of APB Opinion No. 25,” would have approximated the charge recognized in accordance with SFAS No. 123(R), “Share-Based Payment.”

Stock Options — Options granted to officers, other employees and directors allow for the purchase of common shares at or above the market value of our stock on the date the options are granted, although no options have been granted above market value. Generally, options, whether granted under the 2004 Plan or other previously approved plans, become exercisable over a staggered period ranging from one to five years (most typically from one to three years). Options generally expire ten years from the date of the grant or within a short period of time following the termination of employment or cessation of services by an option holder; however, as described in greater detail under “Modifications” below, the expiration provisions relating to certain outstanding option awards were modified

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during 2006. Information related to stock options issued to officers, other employees and directors under all plans is presented in the following table:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Number of shares under option:
Outstanding — beginning of year	677,193	$36.19	1,462,032	$30.27	2,966,326	$23.00
Granted	—	—	—	—	319,850	49.81
Exercised	(368,460)	33.23	(745,379)	24.64	(1,872,742)	21.74
Cancelled	(5,633)	47.47	(39,460)	35.06	(40,806)	33.97
Modified(1)	—	—	—	—	89,404	24.55

Outstanding — end of year	303,100	$39.58	677,193	$36.19	1,462,032	$30.27

Exercisable — end of year	194,383	$33.59	344,817	$30.92	779,225	$23.87

(1)	Options originally expiring in 2005 that had their expiration dates extended contingent upon shareholder approval, which was obtained on August 24, 2006, as discussed below in “Modifications.”

Additional information relating to the ranges of options outstanding at December 31, 2008, is as follows:

	Weighted
	Average	Options Outstanding		Options Exercisable
	Remaining		Weighted Average		Weighted Average
Range of Exercise	Contractual	Number	Exercise Price per	Number	Exercise Price per
Prices per Share	Life	Outstanding	Share	Outstanding	Share

$12.12 — 18.18	1.92	12,700	$15.98	12,700	$15.98
$18.19 — 24.24	4.53	23,375	19.47	23,375	19.47
$24.25 — 30.30	4.42	47,092	25.70	47,092	25.70
$30.31 — 36.36	6.43	45,815	32.50	45,815	32.50
$36.37 — 42.42	6.95	10,167	39.39	10,167	39.39
$42.43 — 48.48	7.12	106,618	48.17	40,900	48.17
$48.49 — 54.54	7.81	44,500	52.72	9,334	53.76
$54.55 — 60.60	7.35	12,833	59.12	5,000	60.02

		303,100	$39.58	194,383	$33.59

No options were granted during 2008 and 2007.  The weighted average fair value per share of options granted was $24.84 for the year ended December 31, 2006. The fair value of each option awarded during 2006 was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions: the risk-free interest rate of 4.7% for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant; our dividend yield was zero because we did not declare dividends in 2006; stock volatility of 41.4% was determined based on historical price fluctuations of our stock; the average expected life of the stock options granted of 5.8 years was based on a 10-year history of the timing of stock option exercises; and the forfeiture rate of 10.3% was based on unvested options forfeited compared with original total options granted over a rolling 10-year period, excluding significant forfeiture events that were not expected to recur.

As of December 31, 2008, we have $0.3 million of unrecognized compensation cost related to outstanding unvested stock option awards, which is expected to be recognized over a weighted-average period of approximately 0.4 years.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average remaining contractual life of options outstanding at December 31, 2008 and 2007 is 6.3 years and 7.2 years, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2008, 2007 and 2006 was $27.4 million, $32.1 million and $54.7 million, respectively. The total fair value of stock options vested during the years ended December 31, 2008, 2007 and 2006 was $4.1 million, $5.5 million and $3.4 million, respectively.

Incremental stock-based compensation expense related solely to stock options recognized for the year ended December 31, 2006 as a result of the modified prospective adoption of SFAS No. 123(R) was $5.5 million ($6.9 million pre-tax), or $0.10 per share. This excludes the $5.6 million modification charge recorded in August 2006 as discussed below in “Modifications” since the charge we would have recognized in accordance with FIN No. 44 would have approximated the charge recognized in accordance with SFAS No. 123(R).

Restricted Shares — In general, the restrictions on Restricted Shares do not expire for a minimum of one year and a maximum of five years and are subject to forfeiture during the restriction period. Most typically, Restricted Share grants have staggered vesting periods over one to three years from grant date. The intrinsic value of the Restricted Shares, which is typically the product of share price at the date of grant and the number of Restricted Shares granted, is amortized on a straight-line basis to compensation expense over the periods in which the restrictions lapse. The forfeiture rate is based on unvested Restricted Shares forfeited compared with original total Restricted Shares granted over a 4-year period, excluding significant forfeiture events that are not expected to recur.

Unearned compensation is amortized to compensation expense over the vesting period of the Restricted Shares. As of December 31, 2008 and 2007, we had $34.1 million and $25.9 million, respectively, of unearned compensation cost related to unvested Restricted Shares, which is expected to be recognized over a weighted-average period of approximately 1.3 years. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total market value of Restricted Shares vested during the years ended December 31, 2008, 2007 and 2006 was $15.3 million, $11.2 million and $3.7 million, respectively.

The following tables summarize information regarding Restricted Shares:

	Year Ended December 31, 2008
		Weighted
		Average Grant-
	Shares	Date Fair Value

Number of unvested Restricted Shares:
Outstanding — beginning of year	1,092,178	$47.87
Granted	426,573	101.77
Vested	(384,550)	39.67
Cancelled	(53,964)	67.31

Unvested Restricted Shares	1,080,237	$71.11

Unvested Restricted Shares outstanding as of December 31, 2008, includes 285,000 units with performance-based vesting provisions. Performance-based units vest upon the achievement of performance targets, and are issuable in common shares. Our performance targets are based on our average annual return on net assets over a rolling three-year period as compared with the same measure for a defined peer group for the same period. Compensation expense is recognized over a 36-month cliff vesting period based on the fair market value of our common stock on the date of grant, as adjusted for anticipated forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets. Vesting provisions range from 0 to 570,000 shares based on pre-defined performance targets. As of December 31, 2008, we estimate vesting of 570,000 shares based on expected achievement of performance targets.

Modifications — On June 1, 2005, we took action to extend to December 31, 2006, the regular term of certain options granted to employees, including executive officers, qualified retirees and directors, which were scheduled to

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We enter into forward exchange contracts to hedge our risks associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction. Our risk management and derivatives policy specifies the conditions under which we may enter into derivative contracts. At December 31, 2008 and 2007, we had $555.7 million and $464.9 million, respectively, of notional amount in outstanding forward contracts with third parties. At December 31, 2008, the length of forward exchange contracts currently in place ranged from 2 days to 24 months.

The fair market value adjustments on forward contracts are recognized directly in our current period earnings. The fair value of these outstanding forward contracts at December 31, 2008 and 2007 was a net liability of $3.2 million and a net asset of $6.6 million, respectively. Realized and unrealized net gains from the changes in the fair value of these forward contracts of $14.9 million, $5.7 million and $5.8 million, for the years ended December 31, 2008, 2007 and 2006, respectively, are included in other income in the consolidated statements of income.

Also as part of our risk management program, we enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. At December 31, 2008 and 2007, we had $385.0 million and $395.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties. At December 31, 2008, the maximum remaining length of any interest rate contract in place was approximately 30 months. The fair value of the interest rate swap agreements was a net liability of $10.6 million and a net liability of $4.1 million at December 31, 2008 and 2007, respectively. Unrealized losses from the changes in fair value of our interest rate swap agreements, net of reclassifications, of $4.1 million and $3.9 million, net of tax, for the years ended December 31, 2008 and 2007, respectively, are included in other comprehensive (expense) income.

During 2004, we entered into a compound derivative contract to hedge exposure to both currency translation and interest rate risks associated with our European Investment Bank credit facility. The notional amount of the derivative was $85.0 million, and it served to convert floating rate interest rate risk to a fixed rate, as well as U.S. dollar currency risk to Euros. We repaid all amounts outstanding under this facility on December 15, 2006, and realized a foreign currency transaction gain of $8.5 million. We also settled the derivative for a loss of $9.9 million. The gain on the derivative, along with the foreign currency transaction gain on the underlying loan aggregate to $3.3 million for the year ended December 31, 2006, is included in other income, net in the consolidated statements of income.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under forward contracts and interest rate swap agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.

Interest Rate swap transactions recorded to other comprehensive (expense) income, net of deferred taxes, are summarized below:

	Other Comprehensive (Expense) Income
	2008	2007	2006
	(Amounts in thousands)

Reclassification to earnings for settlements during the year:
Forward exchange contracts	$—	$—	$35
Interest rate swap agreements	(2,863)	1,553	529
Change in fair value:
Forward exchange contracts	—	—	—
Interest rate swap agreements	(1,243)	(5,458)	133

Year ended December 31	$(4,106)	$(3,905)	$697

We expect to recognize (losses) gains of $(5.3) million, $(1.8) million and $0.1 million, net of deferred taxes, into earnings in 2009, 2010 and 2011, respectively, related to interest rate swap agreements based on their fair values at December 31, 2008.

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of our financial instruments at December 31, 2008 were:

	Total	Level I	Level II	Level III
	(Amounts in thousands)

Derivative assets	$12,436	$—	$12,436	$—
Deferred compensation assets and other investments	14,594	6,760	—	7,834

Total assets	$27,030	$6,760	$12,436	$7,834

	Total	Level I	Level II	Level III
	(Amounts in thousands)

Derivative liabilities	$26,284	$—	$26,284	$—
Deferred compensation liabilities	3,143	—	—	3,143

Total liabilities	$29,427	$—	$26,284	$3,143

The Level III assets and liabilities above relate to investments and certain deferred compensation arrangements. When quoted market prices are unavailable, varying valuation techniques are used that reflect our best estimates of the assumptions used by market participants. Common inputs in valuing these assets include securities trade prices, recently reported trades or broker quotes. The value of all Level III assets was $7.8 million and $9.9 million at December 31, 2008 and 2007, respectively. The value of all Level III liabilities was $3.1 million and $4.4 million at December 31, 2008 and 2007, respectively. Changes in these assets and liabilities and their related impact on our consolidated statements of income for the year ended December 31, 2008 were immaterial.

10.	DETAILS OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS

The following tables present financial information of certain consolidated balance sheet captions.

Accounts Receivable, net — Accounts receivable, net were:

	December 31,
	2008	2007
	(Amounts in thousands)

Trade receivables	$766,294	$609,984
Other receivables	65,895	70,968
Less: allowance for doubtful accounts	(23,667)	(14,219)

Accounts receivable, net	$808,522	$666,733

Property, Plant, and Equipment, net — Property, plant and equipment, net were:

	December 31,
	2008	2007
	(Amounts in thousands)

Land	$70,906	$73,786
Buildings, improvements, furniture and fixtures	512,186	495,912
Machinery, equipment, capital leases and construction in progress	559,134	494,474

Gross property, plant and equipment	1,142,226	1,064,172
Less: accumulated depreciation	(594,991)	(575,280)

Property, plant and equipment, net	$547,235	$488,892

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation expense in the amount of $52.6 million, $49.5 million and $46.7 million for the years ended December 31, 2008, 2007 and 2006, respectively, is included in cost of sales in the consolidated statements of income, with the remaining depreciation expense included in selling, general and administrative expense.

Other Assets, net — Other assets, net were:

	December 31,
	2008	2007
	(Amounts in thousands)

Investments in equity method affiliates	$56,185	$64,126
Long-term receivables, net	37,609	16,183
Deferred compensation	16,074	18,200
Other	51,291	34,434

Other assets, net	$161,159	$132,943

Other assets include long-term tax receivables, deferred loan costs and other items, none of which individually exceed 5% of total assets.

Accrued Liabilities — Accrued liabilities were:

	December 31,
	2008	2007
	(Amounts in thousands)

Wages, compensation and other benefits	$268,481	$216,859
Cash dividends payable	14,965	9,234
Commissions and royalties	32,842	33,718
Customer deposits	337,553	189,230
Progress billings in excess of accumulated costs	90,815	62,896
Warranty costs and late delivery penalties	59,754	54,242
Sales and use tax expense	10,833	11,464
Legal and environmental matters	8,166	14,216
Income tax	51,222	44,935
Derivative liabilities	23,563	6,408
Other	68,905	79,824

Accrued liabilities	$967,099	$723,026

Other accrued liabilities include professional fees, lease obligations, insurance, interest, freight and other items, none of which individually exceed 5% of current liabilities.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Retirement Obligations and Other Liabilities — Retirement obligations and other liabilities were:

	December 31,
	2008	2007
	(Amounts in thousands)

Pension and postretirement benefits	$274,348	$221,517
Deferred taxes	17,388	43,313
Deferred compensation	8,055	20,627
Insurance accruals	17,663	7,853
Minority interest	6,431	7,240
Other	178,429	125,919

Retirement obligations and other liabilities	$502,314	$426,469

Other non-current liabilities include reserves for uncertain tax positions, reserves for legal and environmental matters and other items, none of which individually exceed 5% of total liabilities. See Note 17 for discussion of uncertain tax positions.

11.	EQUITY METHOD INVESTMENTS

Summarized below is combined balance sheet and income statement information, based on the most recent financial information, for investments in entities we account for using the equity method (unaudited):

	Year Ended December 31,
	2008(1)	2007	2006
	(Amounts in thousands)

Revenues	$318,468	$382,974	$295,545
Gross profit	85,051	96,935	79,599
Income before provision for income taxes	59,869	62,972	48,337
Provision for income taxes(2)	(14,615)	(20,200)	(14,033)

Net income	$45,254	$42,772	$34,304

	December 31,
	2008(1)	2007
	(Amounts in thousands)

Current assets	$166,511	$218,444
Noncurrent assets	43,444	60,301

Total assets	$209,955	$278,745

Current liabilities	$77,482	$99,768
Noncurrent liabilities	10,574	31,125
Shareholders’ equity	121,899	147,852

Total liabilities and shareholders’ equity	$209,955	$278,745

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of net income per combined income statement information to equity in income from investees per our consolidated statements of income is as follows:

	Year Ended December 31,
	2008(1)	2007	2006
	(Amounts in thousands)

Equity income based on stated ownership percentages	$18,971	$18,974	$14,820
Adjustments due to currency translation, U.S. GAAP conformity, dividend distributions, taxes on dividends and other adjustments	(2,008)	(279)	—

Equity in income from investees	$16,963	$18,695	$14,820

(1)	As discussed in Note 3, effective March 1, 2008, we purchased the remaining 50% interest in Niigata, resulting in the full consolidation of Niigata as of that date. Prior to this transaction, our 50% interest was recorded using the equity method of accounting. As a result, Niigata’s income statement information includes only the first two months of 2008.

(2)	The provision for income taxes is based on the tax laws and rates in the countries in which our investees operate. The taxation regimes vary not only by their nominal rates, but also by the allowability of deductions, credits and other benefits.

12.	DEBT AND LEASE OBLIGATIONS

Debt, including capital lease obligations, consisted of:

	December 31,
	2008	2007
	(Amounts in thousands)

Term Loan, interest rate of 2.99% in 2008 and 6.40% in 2007	$549,697	$555,379
Capital lease obligations and other borrowings	23,651	2,597

Debt and capital lease obligations	573,348	557,976
Less amounts due within one year	27,731	7,181

Total debt due after one year	$545,617	$550,795

Scheduled maturities of the Credit Facilities (as described below), as well as capital lease obligations and other borrowings, for the next five years and beyond are:

		Capital Leases &
	Term Loans	Other	Total
	(Amounts in thousands)

2009	$5,682	$22,049	$27,731
2010	5,682	1,602	7,284
2011	137,779	—	137,779
2012	400,554	—	400,554

Total	$549,697	$23,651	$573,348

Credit Facilities — Our credit facilities, as amended, are comprised of a $600.0 million term loan maturing on August 10, 2012 and a $400.0 million revolving line of credit, which can be utilized to provide up to $300.0 million in letters of credit, expiring on August 10, 2012. We hereinafter refer to these credit facilities collectively as our “Credit Facilities.” At both December 31, 2008 and 2007, we had no amounts outstanding under the revolving line

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of credit. We had outstanding letters of credit of $104.2 million and $115.1 million at December 31, 2008 and 2007, respectively, which reduced our borrowing capacity to $295.8 million and $284.9 million, respectively.

Borrowings under our Credit Facilities bear interest at a rate equal to, at our option, either (1) the base rate (which is based on greater of the prime rate most recently announced by the administrative agent under our Credit Facilities or the Federal Funds rate plus 0.50%) or (2) London Interbank Offered Rate (“LIBOR”) plus an applicable margin determined by reference to the ratio of our total debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), which as of December 31, 2008 was 0.875% and 1.5% for borrowings under our revolving line of credit and term loan, respectively. In connection with our Credit Facilities, we have entered into $385.0 million of notional amount of interest rate swaps at December 31, 2008 to hedge exposure to floating interest rates.

In addition, we pay lenders under the Credit Facilities a commitment fee equal to a percentage, determined by reference to the ratio of our total debt to consolidated EBITDA, of the unutilized portion of the revolving line of credit, and letter of credit fees with respect to each financial standby letter of credit outstanding under our Credit Facilities equal to a percentage based on the applicable margin in effect for LIBOR borrowings under the new revolving line of credit. The fees for financial and performance standby letters of credit are 0.875% and 0.4375%, respectively.

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

Our Credit Facilities contain, among other things, covenants restricting our and our subsidiaries’ ability to dispose of assets, merge, pay dividends, repurchase or redeem capital stock and indebtedness, incur indebtedness and guarantees, create liens, enter into agreements with negative pledge clauses, make certain investments or acquisitions, enter into sale and leaseback transactions, enter into transactions with affiliates, make capital expenditures, or engage in any business activity other than our existing business. Our Credit Facilities also contain covenants requiring us to deliver to lenders our audited annual and unaudited quarterly financial statements and leverage and interest coverage financial covenant certificates of compliance. The maximum permitted leverage ratio is 3.25 times debt to total consolidated EBITDA. The minimum interest coverage is 3.25 times consolidated EBITDA to total interest expense. Compliance with these financial covenants under our Credit Facilities is tested quarterly.

Our Credit Facilities include events of default usual for these types of credit facilities, including nonpayment of principal or interest, violation of covenants, incorrectness of representations and warranties, cross defaults and cross acceleration, bankruptcy, material judgments, Employee Retirement Income Security Act of 1974, as amended (“ERISA”) events, actual or asserted invalidity of the guarantees or the security documents, and certain changes of control of our company. The occurrence of any event of default could result in the acceleration of our and the guarantors’ obligations under the Credit Facilities. We complied with the covenants through December 31, 2008.

Repayment of obligations — We made scheduled repayments under our Credit Facilities of $5.7 million, $2.8 million, and $0 in 2008, 2007 and 2006, respectively. We made no mandatory repayments in 2008 or 2007. Mandatory repayments in 2006 consisted of $14.4 million, using the net cash proceeds from the sale of GSG, and $0.9 million, using excess cash flows as defined by the Credit Facilities. We made no optional prepayments in 2008 or 2007. In 2006, we made optional prepayments of $5.0 million under our Credit Facilities, and we terminated our European Investment Bank Credit Facility and repaid the outstanding principle balance of $85.0 million.

We may prepay loans under our Credit Facilities in whole or in part, without premium or penalty, at any time.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

European Letter of Credit Facility — On September 14, 2007, we entered into an unsecured European Letter of Credit Facility (“European LOC Facility”), which is renewable annually, to issue letters of credit in an aggregate face amount not to exceed €150.0 million at any time. The initial commitment of €80.0 million was increased to €110.0 million, effective September 12, 2008. The aggregate commitment of the European LOC Facility may be increased up to €150.0 million as may be agreed among the parties, and may be decreased by us at our option without any premium, fee or penalty. The European LOC Facility is used for contingent obligations solely in respect of surety and performance bonds, bank guarantees and similar obligations. We had outstanding letters of credit drawn on the European LOC Facility of €104.0 million ($145.2 million) and €35.0 million ($51.1 million) as of December 31, 2008 and 2007, respectively. We pay certain fees for the letters of credit written against the European LOC Facility based upon the ratio of our total debt to consolidated EBITDA. As of December 31, 2008, the annual fees equaled 0.875% plus a fronting fee of 0.1%.

Operating Leases — We have non-cancelable operating leases for certain offices, service and quick response centers, certain manufacturing and operating facilities, machinery, equipment and automobiles. Rental expense relating to operating leases was $43.6 million, $39.3 million and $29.3 million in 2008, 2007 and 2006, respectively.

The future minimum lease payments due under non-cancelable operating leases are (amounts in thousands):

Year Ended December 31,

2009	$45,300
2010	37,521
2011	28,848
2012	21,497
2013	17,477
Thereafter	33,847

Total minimum lease payments	$184,490

13.	PENSION AND POSTRETIREMENT BENEFITS

We sponsor several noncontributory defined benefit pension plans, covering substantially all U.S. employees and certain non-U.S. employees, which provide benefits based on years of service, age, job grade levels, and type of compensation. Retirement benefits for all other covered employees are provided through contributory pension plans, cash balance pension plans and government-sponsored retirement programs. All funded defined benefit pension plans receive funding based on independent actuarial valuations to provide for current service and an amount sufficient to amortize unfunded prior service over periods not to exceed 30 years, with funding falling within the legal limits proscribed by prevailing regulation. We also maintain unfunded defined benefit plans which, as permitted by local regulations, receive funding only when benefits become due.

For all periods presented, we used a measurement date of December 31 for all of our worldwide pension and postretirement medical plans.

U.S. Defined Benefit Plans — We maintain qualified and non-qualified defined benefit pension plans in the U.S. The qualified plan provides coverage for substantially all full-time U.S. employees who receive benefits, up to an earnings threshold specified by the U.S. Department of Labor. The U.S. plans are designed to operate as “cash balance” arrangements, under which the total accumulated benefit obligation is equivalent to the total projected benefit obligation (“Benefit Obligation”).

The non-qualified plans primarily cover a small number of employees including current and former members of senior management, providing them with benefit levels equivalent to other participants, but which are otherwise limited by U.S. Department of Labor rules.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net defined benefit pension expense, for the U.S. defined benefit pension plans (including both qualified and non-qualified plans) was:

	Year Ended December 31,
	2008	2007	2006
	(Amounts in thousands)

Service cost	$16,685	$16,417	$14,864
Interest cost	17,743	16,372	15,538
Expected return on plan assets	(20,150)	(17,006)	(15,751)
Amortization of unrecognized prior service benefit	(1,326)	(1,356)	(1,347)
Amortization of unrecognized net loss	4,607	6,115	6,353

U.S. net pension expense	$17,559	$20,542	$19,657

The estimated prior service benefit for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into U.S. pension expense in 2009 is $1.3 million. The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into U.S. pension expense in 2009 is $6.5 million. We amortize estimated prior service benefits and estimated net losses over the remaining expected service period.

The following summarizes the net pension liability for U.S. plans:

	December 31,
	2008	2007
	(Amounts in thousands)

Benefit Obligation	$304,341	$297,319
Plan assets, at fair value	196,042	251,215

Funded status	$(108,299)	$(46,104)

The following summarizes amounts recognized in the balance sheet for U.S. plans:

	December 31,
	2008	2007
	(Amounts in thousands)

Current liabilities	$(368)	$(378)
Noncurrent liabilities	(107,931)	(45,726)

Funded status	$(108,299)	$(46,104)

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in Benefit Obligations for U.S. plans, net of tax:

	Year Ended December 31,
	2008	2007	2006
	(Amounts in thousands)

Balance — January 1	$(48,741)	$(55,682)	$(65,622)
Increase (decrease) in minimum liability included in other comprehensive income prior to adoption of SFAS No. 158	—	—	10,290
Adoption of SFAS No. 158	—	—	(350)
Amortization of net loss	2,866	3,593	—
Amortization of prior service benefit	(825)	(797)	—
Net (loss) gain arising during the year	(60,945)	4,532
New prior service cost arising during the year	(459)	(387)	—

Balance — December 31	$(108,104)	$(48,741)	$(55,682)

	December 31,
	2008	2007
	(Amounts in thousands)

Unrecognized net loss	$(110,720)	$(52,345)
Unrecognized prior service benefit	2,616	3,972

Accumulated other comprehensive loss, net of tax:	$(108,104)	$(48,373)

The following are assumptions related to the U.S. defined benefit pension plans:

	Year Ended December 31,
	2008	2007	2006

Weighted average assumptions used to determine Benefit Obligations:
Discount rate	6.75%	6.25%	5.75%
Rate of increase in compensation levels	4.80	4.50	4.50
Weighted average assumptions used to determine net pension expense:
Long-term rate of return on assets	8.00%	7.75%	7.50%
Discount rate	6.25	5.75	5.50
Rate of increase in compensation levels	4.50	4.50	4.50

At December 31, 2008 as compared to December 31, 2007, we increased our discount rate from 6.25% to 6.75% based on an analysis of publicly-traded investment grade U.S. corporate bonds, which had a higher yield due to current market conditions. We increased our average assumed rate of compensation increase from 4.5% to 4.8%. We increased the expected rate of return on assets from 7.75% to 8.00%, primarily based on our target allocations and expected long-term asset returns. As the expected rate of return on plan assets is long-term in nature, short-term market changes do not significantly impact the rates.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the changes in the U.S. defined benefit plans’ pension obligations:

	December 31,
	2008	2007
	(Amounts in thousands)

Beginning Benefit Obligations	$297,319	$295,549
Service cost	16,685	16,417
Interest cost	17,743	16,372
Plan amendments	737	660
Actuarial gain	(8,134)	(8,351)
Benefits paid	(20,009)	(23,328)

Ending Benefit Obligations	$304,341	$297,319

Accumulated benefit obligations	$304,341	$297,319

The following is a reconciliation of the U.S. defined benefit pension plans’ assets:

	December 31,
	2008	2007
	(Amounts in thousands)

Beginning plan assets	$251,215	$242,045
Return on plan assets(1)	(85,960)	16,369
Company contributions	50,797	16,129
Benefits paid	(20,009)	(23,328)

Ending plan assets	$196,043	$251,215

(1)	The significant decline in return on plan assets in 2008 is primarily a result of recent declines in global debt and equity markets, and will be amortized to income over the remaining expected service period.

We contributed $50.8 million and $16.1 million to the U.S. defined benefit pension plans during 2008 and 2007, respectively. These payments exceeded the minimum funding requirements mandated by the U.S. Department of Labor rules. Our estimated contribution in 2009 is expected to be between $55 million and $75 million. The following table summarizes the expected cash activity for the U.S. defined benefit pension plans in the future (amounts in millions):

Expected benefit payments:
2009	$29.3
2010	31.8
2011	31.2
2012	32.0
2013	33.9
2014-2018	176.1

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The asset allocation for the U.S. defined benefit pension plans at the end of 2008 and 2007 by asset category, are as follows:

			Percentage of Actual Plan
	Target Allocation at December 31,		Assets at December 31,
Asset category	2008	2007	2008	2007

Equity securities	65%	65%	66%	65%
Fixed income	35%	25%	30%	25%
Other	0%	10%	4%	10%

None of our common stock is directly held by our plans. Our investment strategy is to invest in various securities in order to pay retirement benefits to plan participants while minimizing our cash contributions over the life of the plan. This is accomplished by preserving capital through diversified investments in high quality instruments and earning a long-term rate of return consistent with an acceptable degree of risk, while taking into account the liquidity needs of the plan.

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

Non-U.S. Defined Benefit Plans — We maintain defined benefit pension plans, which cover some or all of the employees in the following countries: Austria, France, Germany, India, Indonesia, Italy, Japan, Mexico, the Netherlands, Sweden and United Kingdom.

Net defined benefit pension expense for non-U.S. pension plans was:

	Year Ended December 31,
	2008	2007	2006
	(Amounts in thousands)

Service cost	$3,631	$4,576	$6,019
Interest cost	13,372	12,466	10,795
Expected return on plan assets	(5,429)	(7,516)	(6,006)
Settlement and curtailment of benefits	40	363	745
Amortization of unrecognized net loss	375	1,715	2,483

Non-U.S. net pension expense	$11,989	$11,604	$14,036

The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into non-U.S. expense in 2009 is $2.4 million.

The following summarizes the net pension liability for non-U.S. plans:

	December 31,
	2008	2007
	(Amounts in thousands)

Benefit Obligation	$228,070	$257,664
Plan assets, at fair value	92,935	131,128

Funded status	$(135,135)	$(126,536)

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	The net deferred tax liability in 2007 includes the effect of the reversal of a valuation allowance in 2007. See Note 17 for discussion of valuation allowances.

The following summarizes amounts recognized in the balance sheet for non-U.S. plans:

	Year Ended December 31,
	2008	2007
	(Amounts in thousands)

Noncurrent assets	$446	$764
Current liabilities	(6,686)	(6,898)
Noncurrent liabilities	(128,895)	(120,402)

Funded status	$(135,135)	$(126,536)

The following table shows the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in Benefit Obligations for non-U.S. plans, net of tax:

	Year Ended December 31,
	2008	2007	2006
	(Amounts in thousands)

Balance — January 1	$(22,695)	$(38,045)	$(22,110)
Increase (decrease) in minimum liability included in other comprehensive income prior to adoption of SFAS No. 158	—	—	8,563
Adoption of SFAS No. 158	—	—	(24,498)
Amortization of net loss	255	1,578	—
Net (loss) gain arising during the year	(18,001)	14,817	—
Currency translation impact	6,285	(1,045)	—

Balance — December 31	$(34,156)	$(22,695)	$(38,045)

	December 31,
	2008	2007
	(Amounts in thousands)

Unrecognized net loss	$(34,156)	$(22,695)

Accumulated other comprehensive loss, net of tax:	$(34,156)	$(22,695)

The following are assumptions related to the non-U.S. defined benefit pension plans:

	Year Ended December 31,
	2008	2007	2006

Weighted average assumptions used to determine Benefit Obligations:
Discount rate	5.47%	5.61%	4.78%
Rate of increase in compensation levels	3.07	3.32	3.23
Weighted average assumptions used to determine net pension expense:
Long-term rate of return on assets	4.35%	5.91%	5.46%
Discount rate	5.61	4.78	4.43
Rate of increase in compensation levels	3.32	3.23	3.19

At December 31, 2008 as compared to December 31, 2007, we decreased our average discount rate for non-U.S. plans from 5.61% to 5.47% based primarily on lower yields of investment grade corporate bonds in the

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

United Kingdom. We decreased our average rate of return on assets from 5.91% at December 31, 2007 to 4.35% at December 31, 2008. As the expected rate of return on plan assets is long-term in nature, short-term market changes do not significantly impact the rates.

Many of our non-U.S. defined benefit plans are unfunded, as permitted by local regulation. The expected long-term rate of return on assets for funded plans was determined by assessing the rates of return for each asset class.

The following is a reconciliation of the non-U.S. plans’ defined benefit pension obligations:

	December 31,
	2008	2007
	(Amounts in thousands)

Beginning Benefit Obligations	$257,664	$264,053
Service cost	3,631	4,576
Interest cost	13,372	12,466
Employee contributions	709	751
Plan amendments, curtailments and other	—	(109)
Actuarial loss (gain)(1)	8,986	(23,863)
Net benefits and expenses paid	(15,063)	(14,981)
Currency translation impact(2)	(41,229)	14,771
Ending Benefit Obligations	$228,070	$257,664

Accumulated benefit obligations	$211,699	$237,707

(1)	The actuarial loss in 2008 primarily reflects the impact of experience losses in the plan in the United Kingdom.

(2)	The decrease in the currency translation impact in 2008 as compared with 2007 reflects the strengthening of the U.S. dollar exchange rate against our significant currencies, primarily the British pound and the Euro.

The following is a reconciliation of the non-U.S. plans’ defined benefit pension assets:

	December 31,
	2008	2007
	(Amounts in thousands)

Beginning plan assets	$131,128	$123,093
Return on plan assets(1)	(14,909)	3,123
Employee contributions	709	751
Company contributions	20,234	16,216
Currency translation impact(2)	(29,164)	2,926
Net benefits and expenses paid	(15,063)	(14,981)

Ending plan assets	$92,935	$131,128

(1)	The significant decline in return on plan assets in 2008 is primarily a result of recent declines in global debt and equity markets. The losses that will be amortized to income over the remaining service period.

(2)	The decrease in the currency translation impact in 2008 as compared with 2007 reflects the strengthening of the U.S. dollar exchange rate against our significant currencies, primarily the British pound and the Euro.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the expected cash activity for the non-U.S. defined benefit plans in the future (amounts in millions):

Estimated company contributions — 2009	$12.8
Expected benefit payments:
2009	$9.7
2010	9.4
2011	10.5
2012	12.1
2013	11.5
2014-2018	72.6

The asset allocations for the non-U.S. defined benefit pension plans at the end of 2008 and 2007 are as follows:

			Percentage of Actual Plan
	Target Allocation at December 31,		Assets at December 31,
Asset category	2008	2007	2008	2007

Equity securities	48%	50%	47%	50%
Fixed income	51%	50%	51%	47%
Other	1%	0%	2%	3%

None of our common stock is held directly by these plans. In all cases, our investment strategy for these plans is to invest in various securities in order to pay retirement benefits to plan participants while minimizing required cash contributions over the life of the plan. This is accomplished by preserving capital through diversification in high quality investments and earning a long-term rate of return consistent with an acceptable degree of risk and the legal requirements of the particular country, while taking into account the liquidity needs of the plan.

Asset allocation differs by plan based upon the plan’s Benefit Obligation to participants as well as the results of asset and liability studies that are conducted for each plan. Professional money management firms manage all plan assets and we engage consultants in each country to assist in evaluation of these activities.

Defined Benefit Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets — The following summarizes key pension plan information regarding plans whose accumulated benefit obligations exceed the fair value of their respective plan assets.

	December 31,
	2008	2007
	(Amounts in thousands)

Benefit Obligation	$530,944	$453,316
Accumulated benefit obligation	515,128	447,339
Fair value of plan assets	287,113	282,585

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

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net postretirement benefit expense for postretirement medical plans was:

	Year Ended December 31,
	2008	2007	2006
	(Amounts in thousands)

Service cost	$67	$87	$106
Interest cost	3,531	3,675	3,842
Amortization of unrecognized prior service benefit	(2,514)	(4,285)	(4,329)
Amortization of unrecognized net loss	33	466	1,054

Net postretirement benefit expense (income)	$1,117	$(57)	$673

The estimated prior service benefit for postretirement medical plans that will be amortized from accumulated other comprehensive loss into U.S. pension expense in 2009 is $2.0 million. The estimated net gain for postretirement medical plans that will be amortized from accumulated other comprehensive loss into U.S. expense in 2009 is $2.4 million.

The following summarizes the accrued postretirement benefits liability for the postretirement medical plans:

	December 31,
	2008	2007
	(Amounts in thousands)

Postretirement Benefit Obligation	$43,064	$62,267

Funded status	$(43,064)	$(62,267)

The following summarizes amounts recognized in the balance sheet for postretirement benefits:

	December 31,
	2008	2007
	(Amounts in thousands)

Current liabilities	$(6,199)	$(7,285)
Noncurrent liabilities	(36,865)	(54,982)

Funded status	$(43,064)	$(62,267)

The following table shows the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in Benefit Obligations for postretirement benefits, net of tax:

	Year Ended December 31,
	2008	2007	2006
	(Amounts in thousands)

Balance — January 1	$2,336	$445	$—
Adoption of SFAS No. 158	—	—	445
Amortization of net loss	21	299	—
Amortization of prior service benefit	(1,611)	(2,745)	—
Net gain arising during the year	12,437	4,337	—

Balance — December 31	$13,183	$2,336	$445

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2008	2007
	(Amounts in thousands)

Unrecognized net gain (loss)	$9,666	$(2,792)
Unrecognized prior service benefit	3,517	5,128

Accumulated other comprehensive loss, net of tax:	$13,183	$2,336

The following is a reconciliation of the postretirement Benefits Obligation:

	Year Ended December 31,
	2008	2007
	(Amounts in
	thousands)

Beginning postretirement Benefit Obligation	$62,267	$71,382
Service cost	67	87
Interest cost	3,531	3,675
Employee contributions	2,935	2,950
Medicare subsidies receivable	500	500
Actuarial gain(1)	(19,412)	(6,761)
Net benefits and expenses paid	(6,824)	(9,566)

Ending postretirement Benefit Obligation	$43,064	$62,267

(1)	The increase in the actuarial gain in 2008 primarily reflects the impact of the changes in assumptions related to employee retention rates in the plans based on recent trends.

The following presents expected benefit payments for future periods (amounts in millions):

	Expected	Medicare
	Payments	Subsidy

2009	$6.2	$0.4
2010	5.7	0.4
2011	5.1	0.3
2012	4.6	0.3
2013	4.2	0.3
2014-2018	16.3	1.2

The following are assumptions related to the postretirement benefits:

	Year Ended December 31,
	2008	2007	2006

Weighted average assumptions used to determine Benefit Obligations:
Discount rate	6.50%	6.25%	5.75%
Weighted average assumptions used to determine net expense:
Discount rate	6.25%	5.75%	5.50%
Expected return on plan assets	—	—	—

The assumed ranges for the annual rates of increase in medical costs used to determine net expense were 7.8% for 2008, 8.8% for 2007 and 9.0% for 2006, with a gradual decrease to 5.0% for 2012 and future years.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumed heath care cost trend rates have an effect on the amounts reported for the postretirement medical plans. A one-percentage point change in assumed health care cost trend rates would have the following effect on the 2008 reported amounts (in thousands):

	1% Increase	1% Decrease

Effect on postretirement Benefit Obligation	$826	$(749)
Effect on service cost plus interest cost	80	(72)

We made contributions to the postretirement medical plans to pay benefits of $3.9 million in 2008, $6.6 million in 2007 and $6.4 million in 2006. Because the postretirement medical plans are unfunded, we make contributions as the covered individuals’ claims are approved for payment. Accordingly, contributions during any period are directly correlated to the benefits paid.

Defined Contribution Plans — We sponsor several defined contribution plans covering substantially all U.S. and Canadian employees and certain other non-U.S. employees. Employees may contribute to these plans, and these contributions are matched in varying amounts by us, including opportunities for discretionary matching contributions by us. Defined contribution plan expense was $13.0 million in 2008, $8.0 million in 2007 and $6.8 million in 2006. In 2008, we discontinued discretionary contributions for the defined contribution plan in the U.S., and increased our matching contributions by 25%.

Participants in the U.S. defined contribution plan have the option to invest in our common stock and discretionary contributions by us were typically funded with our common stock; therefore, the plans assets include such holdings of our common stock.

14.	LEGAL MATTERS AND CONTINGENCIES

Asbestos-Related Claims

We are a defendant in a large number of pending lawsuits (which include, in many cases, multiple claimants) that seek to recover damages for personal injury allegedly caused by exposure to asbestos-containing products manufactured and/or distributed by us in the past. While the aggregate number of asbestos-related claims has declined in recent years, there can be no assurance that this trend will continue, and the average cost per claim has increased. Asbestos-containing materials incorporated into any such products were primarily encapsulated and used as components of process equipment, and we do not believe that any significant emission of asbestos-containing fibers occurred during the use of this equipment. We believe that a high percentage of the claims are covered by applicable insurance or indemnities from other companies.

Shareholder Litigation — Appeal of Dismissed Class Action Case; Derivative Case Dismissals

In 2003, related lawsuits were filed in federal court in the Northern District of Texas, alleging that we violated federal securities laws. After these cases were consolidated, the lead plaintiff amended its complaint several times. The lead plaintiff’s last pleading was the fifth consolidated amended complaint (the “Complaint”). The Complaint alleged that federal securities violations occurred between February 6, 2001 and September 27, 2002 and named as defendants our company, C. Scott Greer, our former Chairman, President and Chief Executive Officer, Renee J. Hornbaker, our former Vice President and Chief Financial Officer, PricewaterhouseCoopers LLP, our independent registered public accounting firm, and Banc of America Securities LLC and Credit Suisse First Boston LLC, which served as underwriters for our two public stock offerings during the relevant period. The Complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rule 10b-5 thereunder, and Sections 11 and 15 of the Securities Act of 1933 (the “Securities Act”). The lead plaintiff sought unspecified compensatory damages, forfeiture by Mr. Greer and Ms. Hornbaker of unspecified incentive-based or equity-based compensation and profits from any stock sales and recovery of costs. By orders dated November 13, 2007 and January 4, 2008, the court denied the plaintiffs’ motion for class certification and granted summary judgment in favor of the defendants on all claims. The plaintiffs have appealed both rulings to the federal Fifth

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Circuit Court of Appeals. The appellate briefing is complete and oral argument was held on February 2, 2009 and, to date, there have been no further developments. We will defend vigorously this appeal or any other effort by the plaintiffs to overturn the court’s denial of class certification or its entry of judgment in favor of us and the other defendants.

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

United Nations Oil-for-Food Program

We have entered into and disclosed previously in our SEC filings the material details of settlements with the SEC, the Department of Justice (the “DOJ”) and the Dutch authorities relating to products that two of our foreign subsidiaries delivered to Iraq from 1996 through 2003 under the United Nations Oil-for-Food Program. We believe that a confidential French investigation may still be ongoing, and, accordingly, we cannot predict the outcome of the French investigation at this time. We currently do not expect to incur additional case resolution costs of a material amount in this matter; however, if the French authorities take enforcement action against us regarding its investigation, we may be subject to additional monetary and non-monetary penalties.

In addition to the settlements and governmental investigation referenced above, on June 27, 2008, the Republic of Iraq filed a civil suit in federal court in New York against 93 participants in the United Nations Oil-for-Food Program, including Flowserve and our two foreign subsidiaries that participated in the program. We intend to

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vigorously contest the suit, and we believe that we have valid defenses to the claims asserted. However, we cannot predict the outcome of the suit at the present time or whether the resolution of this suit will have a material adverse financial impact on our company.

Export Compliance

In March 2006, we initiated a voluntary process to determine our compliance posture with respect to U.S. export control and economic sanctions laws and regulations. Upon initial investigation, it appeared that some product transactions and technology transfers were not handled in full compliance with U.S. export control laws and regulations. As a result, in conjunction with outside counsel, we conducted a voluntary systematic process to further review, validate and voluntarily disclose export violations discovered as part of this review process. We completed our comprehensive disclosures to the appropriate U.S. government regulatory authorities at the end of 2008, although these disclosures may be refined or supplemented. Based on our review of the data collected, during the self-disclosure period of October 1, 2002 through October 1, 2007, a number of process pumps, valves, mechanical seals and parts related thereto were exported, in limited circumstances, without required export or reexport licenses or without full compliance with all applicable rules and regulations to a number of different countries throughout the world, including certain U.S. sanctioned countries. The foregoing information is subject to revision as we further review this submittal with applicable U.S. regulatory authorities.

We have taken a number of actions to increase the effectiveness of our global export compliance program. This has included increasing the personnel and resources dedicated to export compliance, providing additional export compliance tools to employees, improving our export transaction screening processes and enhancing the content and frequency of our export compliance training programs.

Any self-reported violations of U.S. export control laws and regulations may result in civil or criminal penalties, including fines and/or other penalties. We are currently unable to definitively determine the full extent or nature or total amount of penalties to which we might be subject as a result of any such self-reported violations of the U.S. export control laws and regulations.

Other

We are currently involved as a potentially responsible party at two former public waste disposal sites that may be subject to remediation under pending government procedures. The sites are in various stages of evaluation by federal and state environmental authorities. The projected cost of remediation at these sites, as well as our alleged “fair share” allocation, will remain uncertain until all studies have been completed and the parties have either negotiated an amicable resolution or the matter has been judicially resolved. At each site, there are many other parties who have similarly been identified, and the identification and location of additional parties is continuing under applicable federal or state law. Many of the other parties identified are financially strong and solvent companies that appear able to pay their share of the remediation costs. Based on our information about the waste disposal practices at these sites and the environmental regulatory process in general, we believe that it is likely that ultimate remediation liability costs for each site will be apportioned among all liable parties, including site owners and waste transporters, according to the volumes and/or toxicity of the wastes shown to have been disposed of at the sites. We believe that our exposure for existing disposal sites will not be material.

We are also a defendant in a number of other lawsuits, including product liability claims, that are insured, subject to the applicable deductibles, arising in the ordinary course of business, and we are also involved in ordinary routine litigation incidental to our business, none of which, either individually or in the aggregate, we believe to be material to our business, operations or overall financial condition. However, litigation is inherently unpredictable, and resolutions or dispositions of claims or lawsuits by settlement or otherwise could have an adverse impact on our financial position, operating results or cash flows for the reporting period in which any such resolution or disposition occurs.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Although none of the aforementioned potential liabilities can be quantified with absolute certainty except as otherwise indicated above, we have established reserves covering exposures relating to contingencies, to the extent believed to be reasonably estimable and probable based on past experience and available facts. As a consequence of all legal matters, including settlements of both publicly disclosed litigation and otherwise, as well as revisions of prior estimates, we recognized net expenses of approximately $3 million, $9 million and $8 million in 2008, 2007 and 2006. While additional exposures beyond these reserves could exist, they currently cannot be estimated. We will continue to evaluate these potential contingent loss exposures and, if they develop, recognize expense as soon as such losses become probable and can be reasonably estimated.

15.	WARRANTY RESERVE

We have recorded reserves for product warranty claims that are included in both current and non-current liabilities. The following is a summary of the activity in the warranty reserve:

	2008	2007	2006
	(Amounts in thousands)

Balance — January 1	$34,471	$29,314	$29,737
Accruals for warranty expense, net of adjustments	32,428	25,637	23,418
Settlements made	(29,963)	(20,480)	(23,841)

Balance — December 31	$36,936	$34,471	$29,314

16.	SHAREHOLDERS’ EQUITY

On February 26, 2008, our Board of Directors authorized an increase in our quarterly cash dividend to $0.25 per share from $0.15 per share, effective for the first quarter of 2008. Generally, our dividend date-of-record is in the last month of the quarter, and the dividend is paid the following month.

On February 26, 2008, our Board of Directors authorized a program to repurchase up to $300.0 million of our outstanding common stock over an unspecified time period. The program commenced in the second quarter of 2008, and we repurchased 1.7 million shares for $165.0 million during 2008.

17.	INCOME TAXES

The provision for income taxes consists of the following:

	Year Ended December 31,
	2008	2007	2006
	(Amounts in thousands)

Current:
U.S. federal	$11,612	$24,640	$24,630
Non-U.S.	135,797	100,601	53,442
State and local	5,172	3,211	1,105

Total current	152,581	128,452	79,177

Deferred:
U.S. federal	3,250	5,571	(1,355)
Non-U.S.	(6,462)	(22,106)	(3,470)
State and local	(1,648)	(7,623)	(1,114)

Total deferred	$(4,860)	$(24,158)	$(5,939)

Total provision	$147,721	$104,294	$73,238

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The expected cash payments for the current federal income tax expense for 2008, 2007 and 2006 were reduced by approximately $12.2 million, $12.4 million and $18.8 million, respectively, as a result of tax deductions related to the exercise of non-qualified employee stock options and the vesting of restricted stock. The income tax benefit resulting from these stock-based compensation plans has increased capital in excess of par value.

The provision for income taxes differs from the statutory corporate rate due to the following:

	Year Ended December 31,
	2008	2007	2006
	(Amounts in millions)

Statutory federal income tax at 35%	$206.5	$126.0	$65.5
Foreign impact, net	(50.8)	(20.3)	4.7
Change in valuation allowances	(6.5)	(11.0)	(2.5)
State and local income taxes, net	3.5	3.2	0.8
Extraterritorial income exclusion	—	—	(2.6)
Meals and entertainment	1.2	0.9	0.8
Other	(6.2)	5.5	6.5

Total	$147.7	$104.3	$73.2

Effective tax rate	25.0%	29.0%	39.1%

The 2008 effective tax rate differed from the federal statutory rate of 35% primarily due to the net impact of foreign operations which includes the impacts of lower foreign tax rates, changes in our reserves established for uncertain tax positions pursuant to FIN No. 48, benefits arising from our permanent reinvestment in foreign subsidiaries, changes in valuation allowance estimates and a favorable tax ruling in Luxembourg. The net impact of discrete items included in the discussion above was approximately $22 million.

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

SFAS No. 109, “Accounting for Income Taxes,” requires us to provide deferred taxes for the temporary differences associated with our investment in foreign subsidiaries which have a financial reporting basis that exceeds tax basis unless we can assert permanent reinvestment in foreign jurisdictions pursuant to Accounting Principles Board Opinion (“APB”) No. 23, “Accounting for Income Taxes — Special Areas.” Financial reporting basis and tax basis differences in investments in foreign subsidiaries consist of unremitted earnings and losses as well as foreign currency translation adjustments.

We do not assert permanent reinvestment under APB No. 23 on our unremitted foreign earnings. However, we do assert permanent reinvestment under APB No. 23 on certain portions of our initial invested capital in various foreign subsidiaries. During each of the three years reported in the period ended December 31, 2008, we have not recognized any net deferred tax assets attributable to excess foreign tax credits on unremitted earnings or foreign currency translation adjustments in our foreign subsidiaries with excess financial reporting basis. We had cash and deemed dividend distributions from our foreign subsidiaries that resulted in the recognition of approximately $27.1 million and $7.5 million of income tax expense during the years ended December 31, 2008 and 2007, respectively. As we have not recorded a benefit for the excess foreign tax credits associated with deemed repatriation of unremitted earnings, these credits are not available to offset the liability associated with these dividends.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 22, 2004, the American Jobs Creation Act of 2004 (the “2004 Act”) was signed into law, providing for a phase out of the existing ETI exclusion for foreign export sales, as it was viewed to be inconsistent with the international trade protocols set by the European Union. This phase out provides that the benefit for our otherwise qualifying export sales in 2006 was limited to approximately 60%. As a replacement for the loss of the ETI export incentive, the 2004 Act provides a deduction for income from qualified domestic production activities, which is being phased in from 2005 through 2010. This manufacturing deduction had no impact to our 2006 tax rate, and only a minor impact to our 2007 and 2008 tax rates. The effect on future tax rates has not yet been quantified. Under the guidance of FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109 to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” the tax deduction on qualified production activities will be treated as a special deduction as described in SFAS No. 109. As such, the special deduction will be reported in the period in which the deduction is claimed on our tax return.

We record valuation allowances to reflect the estimated amount of deferred tax assets that may not be realized based upon our analysis of existing deferred tax assets, net operating losses and tax credits by jurisdiction and expectations of our ability to utilize these tax attributes through a review of past, current and estimated future taxable income and establishment of tax strategies. The net decrease in valuation allowances in the rate reconciliation above includes a net reduction of foreign valuation allowances of $8.2 million.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities were:

	December 31,
	2008	2007
	(Amounts in thousands)

Deferred tax assets related to:
Retirement benefits	$56,119	$54,931
Net operating loss carryforwards	31,305	30,708
Compensation accruals	67,386	50,505
Inventories	29,530	27,904
Credit carryforwards	3,502	18,077
Warranty and accrued liabilities	25,273	24,979
Restructuring charge	762	161
Other	10,588	6,225

Total deferred tax assets	224,465	213,490
Valuation allowances	(17,208)	(22,138)

Net deferred tax assets	207,257	191,352

Deferred tax liabilities related to:
Property, plant and equipment	(13,789)	(25,543)
Goodwill and intangibles	(65,396)	(61,990)
Unrealized foreign exchange gain	3,825	(28,435)
Foreign losses subject to recapture	—	(5)
Foreign equity investments	(4,501)	(6,459)

Total deferred tax liabilities	(79,861)	(122,432)

Deferred tax assets, net	$127,396	$68,920

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have approximately $175.5 million of U.S. and foreign net operating loss carryforwards at December 31, 2008. Of this total, $55.8 million are state net operating losses. Net operating losses generated in the U.S., if unused, will begin to expire in 2009, with the majority expiring in 2021. The majority of our non-U.S. net operating losses carry forward without expiration. Additionally, we have approximately $2.1 million of foreign tax credit carryforwards at December 31, 2008, expiring in 2010 through 2016 for which $2.1 million in valuation allowance reserves have been recorded.

Earnings before income taxes comprised:

	Year Ended December 31,
	2008	2007	2006
	(Amounts in thousands)

U.S.	$129,323	$91,348	$59,542
Non-U.S.	460,811	268,720	127,734

Total	$590,134	$360,068	$187,276

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

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A tabular reconciliation of the total gross amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in millions):

	2008	2007

Balance — January 1	$145.0	$114.9
Gross amount of increases and decreases in unrecognized tax benefits resulting from tax positions taken:
During a prior year	11.3	13.7
During the current period	22.3	12.6
Decreases in unrecognized tax benefits relating to:
Settlements with taxing authorities	(0.9)	(2.1)
Lapse of the applicable statute of limitations	(43.6)	(1.6)
(Decreases) increases in unrecognized tax benefits relating to foreign currency translation adjustments	(3.3)	7.5

Balance — December 31	$130.8	$145.0

The amount of gross unrecognized tax benefits at December 31, 2008 was $151.1 million, which includes $20.3 million of accrued interest and penalties. Of this amount $93.3 million, if recognized, would favorably impact our effective tax rate. Interest and penalties related to income tax liabilities are included in income tax expense. The total amount of interest and penalties recognized in the statement of income for the years ended December 31, 2008 and 2007 was $1.9 million and $4.4 million, respectively.

With limited exception, we are no longer subject to U.S. federal, state and local income tax audits for years through 2004 or non-U.S. income tax audits for years through 2002. We are currently under examination for various years in the U.S., Germany, Italy, Venezuela and Argentina.

It is reasonably possible that within the next 12 months the effective tax rate will be impacted by the resolution of some or all of the matters audited by various taxing authorities. It is also reasonably possible that we will have the statute of limitations close in various taxing jurisdictions within the next 12 months. As such, we estimate we could record a reduction in our tax expense of up to $9 million within the next 12 months.

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

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

separate segments. Intersegment sales and transfers are recorded at cost plus a profit margin, with the margin on such sales eliminated in consolidation.

The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the consolidated financial statements.

				Subtotal —
	Flowserve	Flow	Flow	Reportable		Consolidated
	Pump	Control	Solutions	Segments	All Other(1)	Total
	(Amounts in thousands)

Year Ended December 31, 2008:
Sales to external customers	$2,512,826	$1,375,187	$580,069	$4,468,082	$5,391	$4,473,473
Intersegment sales	1,960	6,509	73,610	82,079	(82,079)	—
Segment operating income	390,985	218,433	127,252	736,670	(123,798)	612,872
Depreciation and amortization	37,826	26,485	8,533	72,844	8,598	81,442
Identifiable assets	2,039,719	1,049,974	318,953	3,408,646	615,048	4,023,694
Capital expenditures	55,319	41,195	16,665	113,179	13,753	126,932

				Subtotal —
	Flowserve	Flow	Flow	Reportable		Consolidated
	Pump	Control	Solutions	Segments	All Other(1)	Total
	(Amounts in thousands)

Year Ended December 31, 2007:
Sales to external customers	$2,093,856	$1,156,738	$506,053	$3,756,647	$6,047	$3,762,694
Intersegment sales	1,510	6,431	58,447	66,388	(66,388)	—
Segment operating income	274,196	163,654	111,532	549,382	(139,466)	409,916
Depreciation and amortization	33,709	25,789	7,825	67,323	10,388	77,711
Identifiable assets	1,792,864	988,416	292,439	3,073,719	446,702	3,520,421
Capital expenditures	48,284	19,092	11,168	78,544	10,431	88,975

				Subtotal —
	Flowserve	Flow	Flow	Reportable		Consolidated
	Pump	Control	Solutions	Segments	All Other	Total
	(Amounts in thousands)

Year Ended December 31, 2006:
Sales to external customers	$1,613,611	$991,862	$450,502	$3,055,975	$5,088	$3,061,063
Intersegment sales	4,113	2,972	46,118	53,203	(53,203)	—
Segment operating income	172,724	115,869	98,525	387,118	(147,499)	239,619
Depreciation and amortization	31,269	25,920	6,514	63,703	7,293	70,996
Identifiable assets	1,508,472	925,673	252,504	2,686,649	182,586	2,869,235
Capital expenditures	29,731	18,251	15,389	63,371	10,157	73,528

(1)	The increase in identifiable assets for “All Other” in 2008 and 2007 is primarily a result of increased cash balances.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Information — We attribute sales to different geographic areas based on the facilities’ locations. Long-lived assets are classified based on the geographic area in which the assets are located and exclude deferred tax assets categorized as non-current. Sales and long-lived assets by geographic area are as follows:

	Year Ended December 31, 2008
			Long-Lived
	Sales	Percentage	Assets	Percentage
	(Amounts in thousands)

United States	$1,547,448	34.6%	$1,062,577	64.1%
Europe(1)	2,119,196	47.4%	446,153	26.9%
Other(2)	806,829	18.0%	149,978	9.0%

Consolidated total	4,473,473	100.0%	1,658,708	100.0%

	Year Ended December 31, 2007
			Long-Lived
	Sales	Percentage	Assets	Percentage
	(Amounts in thousands)

United States	$1,381,981	36.7%	$1,020,708	63.4%
Europe(1)	1,767,418	47.0%	449,343	27.9%
Other(2)	613,295	16.3%	139,783	8.7%

Consolidated total	$3,762,694	100.0%	$1,609,834	100.0%

	Year Ended December 31, 2006
			Long-Lived
	Sales	Percentage	Assets	Percentage
	(Amounts in thousands)

United States	$1,213,636	39.6%	$1,006,965	65.4%
Europe(1)	1,354,212	44.3%	423,570	27.5%
Other(2)	493,215	16.1%	110,088	7.1%

Consolidated total	$3,061,063	100.0%	$1,540,623	100.0%

(1)	In 2008, 2007 and 2006, Germany accounted for approximately 10% of consolidated sales. No individual country within this group represents 10% or more of consolidated long-lived assets for any period presented.

(2)	“Other” includes Canada, Latin America and Asia Pacific. No individual geographic segment within this group represents 10% or more of consolidated totals for any period presented.

Net sales to international customers, including export sales from the United States, represented 69%, 66% and 67% of total sales in 2008, 2007 and 2006, respectively.

Major Customer Information — We have a large number of customers across a large number of manufacturing and service facilities and do not believe that we have sales to any individual customer that represent 10% or more of consolidated sales for any of the years presented.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following presents the components of accumulated other comprehensive loss, net of related tax effects:

	Year Ended December 31,
	2008	2007	2006
	(Amounts in thousands)

Foreign currency translation adjustments(1)	$(75,485)	$50,368	$1,690
Pension and other postretirement effects(2)	(129,077)	(69,100)	(70,097)
Adoption of SFAS No. 158	—	—	(23,186)
Cash flow hedging activity	(6,758)	(2,652)	1,253

Accumulated other comprehensive loss	$(211,320)	$(21,384)	$(90,340)

(1)	The decrease in foreign currency translation adjustments in 2008 primarily represents a strengthening of the U.S. dollar exchange rate versus the Euro and the British pound at December 31, 2008 as compared with December 31, 2007. The increase in foreign currency translation adjustments in 2007 and 2006 is due primarily to the weakening of the U.S. dollar exchange rate versus the Euro.

(2)	The decrease in pension and other postretirement effects in 2008 as compared with 2007 primarily reflects actuarial net losses resulting from returns on plan assets that were lower than anticipated.

The following tables present a summary of other comprehensive (expense) income for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31, 2008
	Before-Tax		After-Tax
	Amount	Income Tax	Amount
	(Amounts in thousands)

Foreign currency translation adjustments	(127,687)	1,834	$(125,853)
Pension and other postretirement effects	(97,731)	37,754	(59,977)
Cash flow hedging activity	(6,416)	2,310	(4,106)

Other comprehensive (expense) income	$(231,834)	$41,898	$(189,936)

	Year Ended December 31, 2007
	Before-Tax		After-Tax
	Amount	Income Tax	Amount
	(Amounts in thousands)

Foreign currency translation adjustments	$52,651	$(3,973)	$48,678
Pension and other postretirement effects	35,033	10,850	24,183
Cash flow hedging activity	(6,102)	2,197	(3,905)

Other comprehensive income	$81,582	$9,074	$68,956

	Year Ended December 31, 2006
	Before-Tax		After-Tax
	Amount	Income Tax	Amount
	(Amounts in thousands)

Foreign currency translation adjustments	$45,564	$(6,644)	$38,920
Pension and other postretirement effects	32,571	(8,685)	23,886
Cash flow hedging activity	994	(297)	697

Other comprehensive income (expense)	$79,129	$(15,626)	$63,503

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following presents a summary of the unaudited quarterly data for 2008 and 2007 (amounts in millions except per share data):

	2008
Quarter	4th	3rd	2nd	1st

Sales	$1,169.0	$1,153.6	$1,157.6	$993.3
Gross profit	411.6	404.9	418.0	345.8
Earnings before income taxes	159.9	144.0	161.0	125.2
Net earnings	114.4	117.0	122.9	88.1
Earnings per share:
Basic	$2.05	$2.06	$2.16	$1.55
Diluted	2.03	2.04	2.13	1.53

	2007
Quarter	4th	3rd	2nd	1st

Sales	$1,109.4	$919.2	$930.7	$803.4
Gross profit	366.2	313.6	302.4	265.5
Earnings before income taxes	128.1	95.0	84.0	53.0
Net earnings	95.9	63.1	63.2	33.6
Earnings per share:
Basic	$1.70	$1.12	$1.12	$0.60
Diluted	1.67	1.10	1.11	0.59

We had no significant fourth quarter adjustments in 2008.

The significant fourth quarter adjustments to 2007 net earnings were to record i) net gains of approximately $9 million (pretax) from certain legal matters and ii) reversal of deferred tax valuation allowances of approximately $8 million.

21.	SUBSEQUENT EVENTS

Updates to legal matters in existence at December 31, 2008 and new legal matters that have arisen since December 31, 2008 are discussed in Note 14.

On February 23, 2009, our Board of Directors authorized an increase in the payment of quarterly dividends on our common stock from $0.25 per share to $0.27 per share payable quarterly beginning on April 8, 2009.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are designed to ensure that the information, which we are required to disclose in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2008.

Management’s Report on Internal Control Over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of our internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that as of December 31, 2008, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On February 23, 2009, we and Mark A. Blinn, Senior Vice President, Chief Financial Officer and Latin America Operations, entered into an Amendment Number Two to the Mark Blinn Employment Agreement (the “Amendment”). The Amendment amends the terms of the Employment Agreement between us and Mr. Blinn, dated May 7, 2007, as amended by Amendment Number One, dated November 19, 2008 (as amended, the “Employment Agreement”). The terms of the Amendment extend the term of the Employment Agreement to April 1, 2012, which will permit us a longer transition period with Mr. Blinn, if necessary, following the end of Lewis M. Kling’s, our current president and chief executive officer, employment by us. The terms of the Amendment also extend the time period during which Mr. Blinn may resign his employment with us for “good reason” (as defined in the Employment Agreement) under certain circumstances from 30 days to the end of the Employment Agreement’s term.

The foregoing description of the Amendment is qualified by reference to the full text of the Amendment, which is filed as an exhibit to this Annual Report on Form 10-K, and is incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required in this Item 10 is incorporated by reference to our definitive Proxy Statement relating to our 2009 annual meeting of shareholders to be held on May 14, 2009. The Proxy Statement will be filed with the SEC no later than April 30, 2009.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required in this Item 11 is incorporated by reference to our definitive Proxy Statement relating to our 2009 annual meeting of shareholders to be held on May 14, 2009. The Proxy Statement will be filed with the SEC no later than April 30, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required in this Item 12 is incorporated by reference to our definitive Proxy Statement relating to our 2009 annual meeting of shareholders to be held on May 14, 2009. The Proxy Statement will be filed with the SEC no later than April 30, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required in this Item 13 is incorporated by reference to our definitive Proxy Statement relating to our 2009 annual meeting of shareholders to be held on May 14, 2009. The Proxy Statement will be filed with the SEC no later than April 30, 2009.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required in this Item 14 is incorporated by reference to our definitive Proxy Statement relating to our 2009 annual meeting of shareholders to be held on May 14, 2009. The Proxy Statement will be filed with the SEC no later than April 30, 2009.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as a part of this Annual Report:

1. Consolidated Financial Statements

The following consolidated financial statements and notes thereto are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Flowserve Corporation Consolidated Financial Statements:

Consolidated Balance Sheets at December 31, 2007 and 2008

For each of the three years in the period ended December 31, 2008:

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

3. Exhibits

See Index to Exhibits to this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOWSERVE CORPORATION

By:	/s/ Lewis M. Kling
Lewis M. Kling
President and Chief Executive Officer

Date: February 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Kevin E. Sheehan Kevin E. Sheehan	Non-Executive Chairman of the Board	February 25, 2009

/s/ Lewis M. Kling Lewis M. Kling	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2009

/s/ Mark A. Blinn Mark A. Blinn	Senior Vice President, Chief Financial Officer and Latin America Operations (Principal Financial Officer)	February 25, 2009

/s/ Richard J. Guiltinan, Jr. Richard J. Guiltinan, Jr.	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2009

/s/ Gayla J. Delly Gayla J. Delly	Director	February 25, 2009

/s/ John R. Friedery John R. Friedery	Director	February 25, 2009

/s/ Joseph E. Harlan Joseph E. Harlan	Director	February 25, 2009

/s/ Michael F. Johnston Michael F. Johnston	Director	February 25, 2009

/s/ Rick J. Mills Rick J. Mills	Director	February 25, 2009

/s/ James O. Rollans James O. Rollans	Director	February 25, 2009

FLOWSERVE CORPORATION

Schedule II — Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
			Additions
			Charged to
			Other
		Additions	Accounts—
	Balance at	Charged to	Acquisitions		Column E
	Beginning of	Cost and	and Related	Deductions	Balance at
Description	Year	Expenses	Adjustments	From Reserve	end of Year
	(Amounts in thousands)

Year ended December 31, 2008
Allowance for doubtful accounts(a):	$14,219	$21,457	$—	$(12,009)	$23,667
Deferred tax asset valuation allowance(b):	22,138	3,564	1,620	(10,114)	17,208
Year ended December 31, 2007:
Allowance for doubtful accounts(a):	13,135	3,341	—	(2,257)	14,219
Deferred tax asset valuation allowance(b):	33,733	6,922	(574)	(17,943)	22,138
Year ended December 31, 2006:
Allowance for doubtful accounts(a):	14,271	1,148	—	(2,284)	13,135
Deferred tax asset valuation allowance(b):	30,401	6,036	—	(2,704)	33,733

(a)	Deductions from reserve represent accounts written off, net of recoveries, and reductions due to improved aging of receivables.

(b)	Deductions from reserve result from the expiration or utilization of net operating losses and foreign tax credits previously reserved.

F-1

INDEX TO EXHIBITS

Exhibit
No.		Description

3.1		Restated Certificate of Incorporation of Flowserve Corporation (incorporated by reference to Exhibit 3.(i) to the Registrant’s Current Report on Form 8-K/A, dated August 16, 2006).
3.2		Amended and Restated By-Laws of Flowserve Corporation, effective as of November 20, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated November 21, 2008).
4.1		Lease agreement and indenture, dated as of January 1, 1995 and bond purchase agreement, dated January 27, 1995, in connection with an 8% Taxable Industrial Development Revenue Bond, City of Albuquerque, New Mexico. (Relates to a class of indebtedness that does not exceed 10% of the total assets of the Company. The Company will furnish a copy of the documents to the Commission upon request.)
10.1		Credit Agreement, dated as of August 12, 2005, among the Company, the lenders referred therein, and Bank of America, N.A., as swingline lender, administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated August 17, 2005).
10.2		Amendment and Waiver, dated December 20, 2005 and effective December 23, 2005, to that certain Credit Agreement, dated as of August 12, 2005, among the Company, the financial institutions from time to time party thereto, and Bank of America, N.A., as Swingline Lender, Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated December 30, 2005).
10.3		Second Amendment dated as of May 8, 2006 and effective as of May 16, 2006 to that certain Credit Agreement dated as of August 12, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated as of May 19, 2006).
10.4		Third Amendment to Credit Agreement and First Amendment to Pledge Agreement dated as of August 7, 2007, among Flowserve Corporation, the lenders named therein and Bank of America, N.A., as administrative agent, swingline lender and collateral agent (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).
10.5		Letter of Credit Agreement, dated as of September 14, 2007 among Flowserve B.V., as an Applicant, Flowserve Corporation, as an Applicant and as Guarantor, the Additional Applicants from time to time as a party hereto, the various Lenders from time to time party as a hereto, and ABN AMRO Bank, N.V., as Administrative Agent and an Issuing Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated September 19, 2007).
10.6		First Amendment to Letter of Credit Agreement, dated as of September 11, 2008 among Flowserve Corporation, Flowserve B.V. and other subsidiaries of the Company party thereto, ABN AMRO Bank, N.V., as Administrative Agent and an Issuing Bank, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated September 16, 2008).
10	.7+	Amended and Restated Flowserve Corporation Director Cash Deferral Plan, effective January 1, 2009.*
10	.8+	Amended and Restated Flowserve Corporation Director Stock Deferral Plan, dated effective January 1, 2009.*
10.9		First Master Benefit Trust Agreement, dated October 1, 1987 (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1987).*
10.10		Amendment No. 1 to the First Master Benefit Trust Agreement, dated October 1, 1987 (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).*
10.11		Amendment No. 2 to First Master Benefit Trust Agreement, dated October 1, 1987 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994).*
10.12		Amendment to Master Benefit Trust Agreement (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).*
10.13		Amendment to The Duriron Company, Inc. First Master Benefit Trust Agreement, dated December 14, 2005 (incorporated by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).*
10.14		Second Master Benefit Trust Agreement, dated October 1, 1987 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1987).*

Exhibit
No.		Description

10.15		First Amendment to Second Master Benefit Trust Agreement, dated December 22, 1994 (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994).*
10	.16+	Amendment to The Duriron Company, Inc. First Master Benefit Trust Agreement and The Duriron, Inc. Second Master Benefit Trust Agreement, dated December 22, 2008.*
10.17		Flowserve Corporation Long-Term Cash Incentive Plan, as amended and restated in connection with the bifurcation of the Flowserve Corporation Long-Term Incentive Plan, effective October 1, 2000 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).*
10.18		Flowserve Corporation Long-Term Stock Incentive Plan, as amended and restated in connection with the bifurcation of the Flowserve Corporation Long-Term Incentive Plan, effective October 1, 2000 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).*
10.19		2007 Flowserve Corporation Long-Term Stock Incentive Plan, effective January 1, 2007 (incorporated by reference to Appendix A to the Registrant’s Proxy Statement, dated April 13, 2007).*
10.20		2007 Flowserve Corporation Annual Incentive Plan, effective January 1, 2007 (incorporated by reference to Appendix B to the Registrant’s Proxy Statement, dated April 13, 2007).*
10	.21+	Amendment Number One to the 2007 Flowserve Corporation Annual Incentive Plan, dated December 18, 2008.*
10.22		Flowserve Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).*
10.23		Amendment No. 1 to the Flowserve Corporation Deferred Compensation Plan, as amended and restated, effective June 1, 2000 (incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).*
10.24		Amendment to the Flowserve Corporation Deferred Compensation Plan, dated December 14, 2005 (incorporated by reference to Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).*
10.25		Amendment No. 3 to the Flowserve Corporation Deferred Compensation Plan, as amended and restated effective June 1, 2000 (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).*
10.26		Flowserve Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit A to the Registrant’s 1999 Proxy Statement, filed on March 15, 1999).*
10.27		Amendment No. 1 to the Flowserve Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).*
10.28		Amendment No. 2 to the Flowserve Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).*
10.29		Amendment No. 3 to the Flowserve Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*
10	.30+	Flowserve Corporation Officer Severance Plan, amended and restated effective January 1, 2009.*
10.31		Flowserve Corporation Executive Officer Change In Control Severance Plan, amended and restated effective November 12, 2007 (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).*
10.32		Flowserve Corporation Officer Change In Control Severance Plan, amended and restated effective November 12, 2007 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).*
10.33		Flowserve Corporation Key Management Change In Control Severance Plan, amended and restated effective November 12, 2007 (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).*
10.34		Flowserve Corporation Senior Management Retirement Plan, amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).*

Exhibit
No.		Description

10.35		Flowserve Corporation Supplemental Executive Retirement Plan, amended and restated effective November 12, 2007 (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).*
10.36		Employment Agreement between Flowserve Corporation and Mark A. Blinn, dated as of May 7, 2007 (incorporated by reference to Exhibit 10.2 to Flowserve Corporation’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2007).*
10	.37+	Amendment Number One to the Mark Blinn Employment Agreement between Flowserve Corporation and Mark A. Blinn, dated November 19, 2008.*
10	.38+	Amendment Number Two to the Mark Blinn Employment Agreement between Flowserve Corporation and Mark A. Blinn, dated February 23, 2009.*
10.39		Employment Agreement between Flowserve Corporation and Lewis M. Kling, dated July 28, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated as of August 3, 2005).*
10.40		Employment Extension Agreement between Flowserve Corporation and Lewis M. Kling, dated as of May 29, 2007 (incorporated by reference to Exhibit 10.1 to Flowserve Corporation’s Current Report on Form 8-K dated May 30, 2007).*
10	.41+	Amendment to Employment Agreement between Flowserve Corporation and Lewis M. Kling, dated November 19, 2008.*
10.42		Flowserve Corporation 2004 Stock Compensation Plan, effective April 21, 2004 (incorporated by reference to Appendix A to the Registrant’s 2004 Proxy Statement, dated May 10, 2004).*
10.43		Amendment Number One to the Flowserve Corporation 2004 Stock Compensation Plan, effective March 6, 2008 (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*
10.44		Amendment Number Two to the Flowserve Corporation 2004 Stock Compensation Plan, effective March 7, 2008 (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*
10.45		Form of Performance Restricted Stock Unit Agreement with non-competition covenant, pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).*
10.46		Form of Performance Restricted Stock Unit Agreement pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).*
10.47		Form of Restricted Stock Agreement with non-competition covenant, pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).*
10.48		Form of Restricted Stock Agreement pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).*
10.49		Form of Restricted Stock Agreement with total shareholder return and return on net assets performance measures, pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).*
10.50		Form of Restricted Stock Agreement pursuant to the Registrant’s 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).*
10.51		Form of Incentive Stock Option Agreement pursuant to the Flowserve Corporation 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).*
10.52		Form of Non-Qualified Stock Option Agreement pursuant to the Flowserve Corporation 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).*

Exhibit
No.		Description

10.53		Form of Restricted Stock Agreement for certain officers pursuant to the Flowserve Corporation 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, dated as of March 9, 2006).*
10.54		Form of Incentive Stock Option Agreement for certain officers pursuant to the Flowserve Corporation 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, dated March 9, 2006).*
10.55		Form of Performance Restricted Stock Agreement pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan issued to Lewis M. Kling for the 2008 annual equity grant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*
10.56		Form of Restricted Stock Unit Agreement pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan issued to Lewis M. Kling for the 2008 annual equity grant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*
10.57		Form A of Performance Restricted Stock Unit Agreement pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*
10.58		Form B of Performance Restricted Stock Unit Agreement pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*
10.59		Amendment Number One to the Form A and Form B Performance Restricted Stock Unit Agreements pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan, dated March 27, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*
10.60		Form A of Restricted Stock Unit Agreement pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*
10.61		Form B of Restricted Stock Unit Agreement pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*
10.62		Form A of Restricted Stock Agreement pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*
10.63		Form B of Restricted Stock Agreement pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*
10.64		Flowserve Corporation Amended and Restated Non-Employee Directors’ Stock Option Plan, as amended and restated on December 29, 2005 (incorporated by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).*
10.65		Form of Restrictive Covenants Agreement entered into on March 6, 2006 between the Company and each of Thomas L. Pajonas and Paul W. Fehlman (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated as of March 9, 2006).*
10.66		Form of Restrictive Covenants Agreement entered into on March 6, 2006 between the Company and each of Lewis M. Kling, Mark A. Blinn, Ronald F. Shuff, John H. Jacko, Jr., Mark D. Dailey, Thomas E. Ferguson, Andrew J. Beall, Jerry L. Rockstroh, Richard J. Guiltinan, Jr., and Deborah K. Bethune (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated as of March 9, 2006).*
14.1		Flowserve Financial Management Code of Ethics adopted by the Flowserve Corporation principal executive officer and CEO, principal financial officer and CFO, principal accounting officer and controller, and other senior financial managers (incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
21	.1+	Subsidiaries of the Registrant.
23	.1+	Consent of PricewaterhouseCoopers LLP.
31	.1+	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
No.		Description

31	.2+	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

+	Filed herewith.