Form 10-Q
period 2009-03-31
FLOWSERVE CORP
filed 2009-04-29
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to .
Commission File No. 1-13179
FLOWSERVE CORPORATION
(Exact name of registrant as specified in its charter)

New York	31-0267900

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5215 N. O’Connor Blvd., Suite 2300, Irving, Texas	75039

(Address of principal executive offices)	(Zip Code)
(972) 443-6500

(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of April 24, 2009, there were 56,027,538 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2009	2008
Sales	$1,024,726	$993,319
Cost of sales	(656,953)	(647,473)

Gross profit	367,773	345,846
Selling, general and administrative expense	(225,311)	(232,501)
Net earnings from affiliates	4,675	5,972

Operating income	147,137	119,317
Interest expense	(10,109)	(12,858)
Interest income	1,075	2,855
Other (expense) income, net	(9,295)	16,477

Earnings before income taxes	128,808	125,791
Provision for income taxes	(35,983)	(37,099)

Net earnings, including noncontrolling interests	92,825	88,692
Less: Net earnings attributable to noncontrolling interests	(520)	(627)

Net earnings of Flowserve Corporation	$92,305	$88,065

Net earnings per share of Flowserve Corporation common shareholders:
Basic	$1.65	$1.53
Diluted	1.64	1.52

Cash dividends declared per share	$0.27	$0.25
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(Amounts in thousands)	2009	2008
Net earnings	$92,305	$88,065

Other comprehensive (expense) income:
Foreign currency translation adjustments, net of tax	(40,017)	33,951
Pension and other postretirement effects, net of tax	884	(819)
Cash flow hedging activity, net of tax	883	(3,267)

Other comprehensive (loss) income	(38,250)	29,865

Comprehensive income	$54,055	$117,930

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Amounts in thousands, except per share data)	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$201,539	$472,056
Accounts receivable, net of allowance for doubtful accounts of $23,606 and $23,667, respectively	828,445	808,522
Inventories, net	884,033	834,612
Deferred taxes	119,126	126,890
Prepaid expenses and other	92,137	90,345

Total current assets	2,125,280	2,332,425
Property, plant and equipment, net of accumulated depreciation of $595,175 and $594,991, respectively	533,784	547,235
Goodwill	824,526	828,395
Deferred taxes	31,427	32,561
Other intangible assets, net	118,605	121,919
Other assets, net	160,040	161,159

Total assets	$3,793,662	$4,023,694

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$445,414	$598,498
Accrued liabilities	854,781	967,099
Debt due within one year	25,178	27,731
Deferred taxes	15,491	14,668

Total current liabilities	1,340,864	1,607,996
Long-term debt due after one year	544,101	545,617
Retirement obligations and other liabilities	495,210	495,883
Shareholders’ equity:
Common shares, $1.25 par value	73,547	73,477
Shares authorized — 120,000
Shares issued — 58,838 and 58,781, respectively
Capital in excess of par value	583,924	586,371
Retained earnings	1,236,723	1,159,634

	1,894,194	1,819,482
Treasury shares, at cost — 3,596 and 3,566 shares, respectively	(245,880)	(248,073)
Deferred compensation obligation	7,588	7,678
Accumulated other comprehensive loss	(249,570)	(211,320)
Noncontrolling interest	7,155	6,431

Total shareholders’ equity	1,413,487	1,374,198

Total liabilities and shareholders’ equity	$3,793,662	$4,023,694

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Amounts in thousands)	2009	2008
Cash flows — Operating activities:
Net earnings of Flowserve Corporation	$92,305	$88,065
Adjustments to reconcile net earnings to net cash used by operating activities:
Depreciation	18,145	18,134
Amortization of intangible and other assets	2,430	2,503
Amortization of deferred loan costs	397	454
Net loss (gain) on disposition of assets	270	(666)
Gain on bargain purchase	—	(3,400)
Excess tax benefits from stock-based compensation arrangements	(290)	(8,278)
Stock-based compensation	10,070	6,972
Net earnings from affiliates, net of dividends received	(2,914)	(4,690)
Change in assets and liabilities:
Accounts receivable, net	(43,979)	(80,937)
Inventories, net	(75,700)	(108,882)
Prepaid expenses and other	(10,571)	(8,772)
Other assets, net	6,509	(8,991)
Accounts payable	(107,975)	(58,320)
Accrued liabilities and income taxes payable	(93,693)	(15,557)
Retirement obligations and other liabilities	9,455	10,659
Net deferred taxes	15,434	(725)

Net cash flows used by operating activities	(180,107)	(172,431)

Cash flows — Investing activities:
Capital expenditures	(44,251)	(14,256)

Net cash flows used by investing activities	(44,251)	(14,256)

Cash flows — Financing activities:
Excess tax benefits from stock-based compensation arrangements	290	8,278
Payments on long-term debt	(1,420)	(1,420)
Borrowings (payments) under other financing arrangements	(2,264)	612
Repurchase of common shares	(7,071)	—
Payments of dividends	(13,970)	(8,592)
Proceeds from stock option activity	202	8,232

Net cash flows (used) provided by financing activities	(24,233)	7,110
Effect of exchange rate changes on cash	(21,926)	5,733

Net change in cash and cash equivalents	(270,517)	(173,844)
Cash and cash equivalents at beginning of year	472,056	373,238

Cash and cash equivalents at end of period	$201,539	$199,394

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Accounting Policies
Basis of Presentation
     The accompanying condensed consolidated balance sheet as of March 31, 2009, and the related condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2009 and 2008, and the condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008, are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements have been made.
     The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 (“Quarterly Report”) are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Annual Report”).
     Certain reclassifications and retrospective adjustments have been made to prior period information to conform to current period presentation. These reclassifications and retrospective adjustments primarily result from our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” and Financial Accounting Standards Board (“FASB”) Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” respectively, which are discussed more fully below.
Accounting Policies
     Significant accounting policies, for which no significant changes have occurred in the three months ended March 31, 2009, are detailed in Note 1 of our 2008 Annual Report.
Accounting Developments
     Pronouncements Implemented
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a single definition of fair value and a framework for measuring fair value under accounting principles generally accepted in the United States (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements; however, it does not require any new fair value measurements. In February 2008, the FASB issued Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which amended SFAS No. 157 by delaying the adoption of SFAS No. 157 for our nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. Our adoption of FSP No. FAS 157-2, effective January 1, 2009, did not have a material impact on our consolidated financial condition or results of operations.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree and goodwill acquired, and expands disclosures about business combinations. SFAS No. 141(R) requires the acquirer to recognize changes in valuation allowances on acquired deferred tax assets in operations. These changes in deferred tax benefits were previously recognized through a corresponding reduction to goodwill. With the exception of the provisions regarding acquired deferred taxes and tax contingencies, which are applicable to all business combinations, SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Our adoption of SFAS No. 141(R), effective January 1, 2009 did not have a material impact on our consolidated financial condition or results of operations.
     In December 2007, the FASB issued SFAS No. 160, which establishes accounting and reporting standards that require:
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
     Our adoption of SFAS No. 160, effective January 1, 2009, which has been applied retrospectively for all periods presented, did not have a material impact on our consolidated financial condition and results of operations.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 enhances the disclosure framework in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” by requiring entities to provide detailed disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial condition, results of operations and cash flows. Our adoption of SFAS No. 161, effective January 1, 2009, did not impact on consolidated financial condition or results of operations.
     In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 “Goodwill and Other Intangible Assets.” FSP No. FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. Our adoption of FSP No. FAS 142-3, effective January 1, 2009 did not impact our consolidated financial condition or results of operations.
     In June 2008, the FASB issued FSP No. EITF 03-6-1, which concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and, therefore, are considered participating securities for purposes of computing earnings per share. Entities that have participating securities are required to use the “two-class” method of computing earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Our adoption of FSP No. EITF 03-6-1, effective January 1, 2009, which has been applied retrospectively for all periods presented, did not have a material impact on our consolidated financial condition or results of operations (see Note 10).
     In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP No. FAS 141(R)-1 amends and clarifies SFAS No. 141(R) to address application on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FSP No. FAS 141(R)-1 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Our adoption of SFAS No. 141(R), effective January 1, 2009 did not impact our consolidated financial condition or results of operations.
     Pronouncements Not Yet Implemented
     In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP No. FAS 132(R)-1 amends SFAS No. 132 (R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosure requirements of FSP No. FAS 132(R)-1 are effective for fiscal years ending after December 15, 2009. We do not expect the adoption of FSP No. FAS 132(R)-1 to have a material impact on our consolidated financial condition or results of operations.
     In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP No. FAS 107-1 and APB 28-1 amend SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly-traded companies, as well as in annual financial statements. The disclosure requirements of FSP No. FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. We do not expect the adoption of FSP No. FAS 107-1 and APB 28-1 to have a material impact on our consolidated financial condition or results of operations.
     In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP No. FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP No. FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. We do not expect the adoption of FSP No. FAS 115-2 and FAS 124-2 to have a material impact on our consolidated financial condition or results of operations.
     In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP No. FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We do not expect the adoption of FSP No. FAS 157-4 to have a material impact on our consolidated financial condition or results of operations.
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
3. Stock-Based Compensation Plans
     The Flowserve Corporation 2004 Stock Compensation Plan (the “2004 Plan”), which was established on April 21, 2004, authorized the issuance of up to 3,500,000 shares of common stock through grants of stock options, restricted shares and other equity-based awards. Of the 3,500,000 shares of common stock that have been authorized under the 2004 Plan, 667,119 remain available for issuance as of March 31, 2009. Our stock-based compensation is accounted for under SFAS No. 123(R), “Share-Based Payment.” Under this method, we recorded stock-based compensation as follows:

	Three Months Ended March 31,
	2009			2008
	Stock	Restricted		Stock	Restricted
(Amounts in millions)	Options	Shares	Total	Options	Shares	Total
Stock—based compensation expense	$0.2	$9.9	$10.1	$0.5	$6.5	$7.0
Related income tax benefit	—	(3.0)	(3.0)	(0.2)	(2.0)	(2.2)

Net stock—based compensation expense	$0.2	$6.9	$7.1	$0.3	$4.5	$4.8

     Stock Options — Information related to stock options issued to officers, other employees and directors under all plans described in Note 7 to our consolidated financial statements included in our 2008 Annual Report is presented in the following table:

	Three Months Ended March 31, 2009
		Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Life (in years)	Value (in millions)
Number of shares under option:
Outstanding — January 1, 2009	303,100	$39.58
Exercised	(9,467)	25.29

Outstanding — March 31, 2009	293,633	$40.04	6.1	$4.8

Exercisable — March 31, 2009	250,634	$37.73	5.9	$4.6

     No options were granted during the three months ended March 31, 2009 or 2008. The total fair value of stock options vested during the three months ended March 31, 2009 and 2008 was $1.6 million and $2.1 million, respectively. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model.
     As of March 31, 2009, we had $0.2 million of unrecognized compensation cost related to outstanding unvested stock option awards, which is expected to be recognized over a weighted-average period of less than 1 year. The total intrinsic value of stock options exercised during the three months ended March 31, 2009 and 2008 was $0.3 million and $16.9 million, respectively.
     Restricted Shares — Awards of restricted shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted shares. We had unearned compensation of $52.4 million and $34.1 million at March 31, 2009 and December 31, 2008, respectively, which is expected to be recognized over a weighted-average period of approximately 2 years. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total fair value of restricted shares vested during the three months ended March 31, 2009 and 2008 was $13.6 million and $9.3 million, respectively.
     The following table summarizes information regarding restricted share activity:

	Three Months Ended March 31, 2009
		Weighted Average
		Grant-Date Fair
	Shares	Value
Number of unvested shares:
Outstanding — January 1, 2009	1,080,237	$71.11
Granted	544,466	54.20
Vested	(219,489)	61.76
Cancelled	(29,569)	72.92

Unvested restricted shares — March 31, 2009	1,375,645	$65.87

     Unvested restricted shares outstanding as of March 31, 2009, includes a total of 540,000 shares granted in three annual grants since January 1, 2007 with performance-based vesting provisions. Performance-based restricted shares vest upon the achievement of pre-defined performance targets, and are issuable in common stock. Our performance targets are based on our average annual return on net assets over a rolling three-year period as compared with the same measure for a defined peer group for the same period. Compensation expense is recognized over a 36-month cliff vesting period based on the fair market value of our common stock on the date of grant, as adjusted for anticipated forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets. Vesting provisions range from 0 to 1,040,000 shares based on performance targets. As of March 31, 2009, we estimate vesting of 800,000 shares based on expected achievement of performance targets.
4. Derivative Instruments and Hedges
     Our risk management and derivatives policy specifies the conditions under which we may enter into derivative contracts. See Notes 1 and 8 to our consolidated financial statements included in our 2008 Annual Report and Note 5 of this Quarterly Report for additional information on our purpose for entering into derivatives not designated as hedging instruments under SFAS No. 133 and our overall risk management strategies. We enter into forward exchange contracts to hedge our risks associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction. At March 31, 2009 and December 31, 2008, we had $754.0 million and $555.7 million, respectively, of notional amount in outstanding forward exchange contracts with third parties. At March 31, 2009, the length of forward exchange contracts currently in place ranged from 1 day to 21 months. Also as part of our risk management program, we enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. At both March 31, 2009 and December 31, 2008, we had $385.0 million of notional amount in outstanding interest rate swaps with third parties. All interest rate swaps are 100% effective. At March 31, 2009, the maximum remaining length of any interest rate swap contract in place was approximately 27 months.
     We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under forward contracts and interest rate swap agreements and expect all counterparties to meet their obligations. If material, we would adjust the values of our derivative contracts for our or our counterparties’ credit risks. We have not experienced credit losses from our counterparties.
     The fair value of forward exchange contracts not designated as hedging instruments under SFAS No. 133 are summarized below:

	March 31,	December 31,
(Amounts in thousands)	2009	2008
Current derivative assets	6,245	12,172
Noncurrent derivative assets	15	264
Current derivative liabilities	13,327	15,350
Noncurrent derivative liabilities	793	314
     The fair value of interest rate swaps in SFAS No. 133 cash flow hedging relationships are summarized below:

	March 31,	December 31,
(Amounts in thousands)	2009	2008
Current derivative liabilities	7,553	8,213
Noncurrent derivative liabilities	1,880	2,407
     Current and noncurrent derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our condensed consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
     The impact of net changes in the fair values of forward exchange contracts not designated as hedging instruments under SFAS No. 133 are summarized below:

	Three Months Ended March 31,
(Amounts in thousands)	2009	2008
(Loss) gain recognized in income	(8,338)	17,915
     The impact of net changes in the fair values of interest rate swaps in SFAS No. 133 cash flow hedging relationships are summarized below:

	Three Months Ended March 31,
(Amounts in thousands)	2009	2008
Loss reclassified from accumulated other comprehensive income into income for settlements, net of tax	(1,268)	(27)
Loss recognized in other comprehensive income, net of tax	(385)	(3,398)
     Gains and losses recognized in our condensed consolidated statements of income for forward exchange contracts and interest rate swaps are classified as other income (expense), net, and interest expense, respectively.
5. Fair Value of Financial Instruments
     Our financial instruments are presented at fair value in our condensed consolidated balance sheets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models may be applied. Assets and liabilities recorded at fair value in our condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Hierarchical levels, as defined by SFAS No. 157 are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities. Our application of SFAS No. 157 for recurring fair value measurements is limited to investments in derivative instruments and some equity securities. The fair value measurements of our derivative instruments are determined using models that maximize the use of the observable market inputs including interest rate curves and both forward and spot prices for currencies, and are classified as Level II under the fair value hierarchy as defined in SFAS No. 157. The fair values of our derivatives are included above in Note 4. The fair value measurements of our equity securities are determined using quoted market prices. The fair values of our equity securities, and changes thereto, are immaterial to our condensed consolidated financial position and results of operations.
6. Debt
     Debt, including capital lease obligations, consisted of:

	March 31,	December 31,
(Amounts in thousands)	2009	2008
Term Loan, interest rate of 2.77% in 2009 and 2.99% in 2008	$548,277	$549,697
Capital lease obligations and other	21,002	23,651

Debt and capital lease obligations	569,279	573,348
Less amounts due within one year	25,178	27,731

Total debt due after one year	$544,101	$545,617

Credit Facilities
     Our credit facilities, as amended, are comprised of a $600.0 million term loan expiring on August 10, 2012 and a $400.0 million revolving line of credit, which can be utilized to provide up to $300.0 million in letters of credit, expiring on August 10, 2012. We hereinafter refer to these credit facilities collectively as our Credit Facilities. At both March 31, 2009 and December 31, 2008, we had no amounts outstanding under the revolving line of credit. We had outstanding letters of credit of $97.6 million and $104.2 million at March 31, 2009 and December 31, 2008, respectively, which reduced borrowing capacity to $302.4 million and $295.8 million, respectively.
     Borrowings under our Credit Facilities bear interest at a rate equal to, at our option, either (1) the base rate (which is based on the greater of the prime rate most recently announced by the administrative agent under our Credit Facilities or the Federal Funds rate plus 0.50%) or (2) London Interbank Offered Rate (“LIBOR”) plus an applicable margin determined by reference to the ratio of our total debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), which as of March 31, 2009 was 0.875% and 1.50% for borrowings under our revolving line of credit and term loan, respectively.
     We may prepay loans under our Credit Facilities in whole or in part, without premium or penalty. During the three months ended March 31, 2009, we made scheduled repayments under our Credit Facilities of $1.4 million. We have scheduled repayments under our Credit Facilities of $1.4 million due in each of the next four quarters.
European Letter of Credit Facility
     On September 14, 2007, we entered into a 364-day unsecured European Letter of Credit Facility (“European LOC Facility”), to issue letters of credit in an aggregate face amount not to exceed €150.0 million at any time. The initial commitment of €80.0 million was increased to €110.0 million upon renewal in September 2008. The aggregate commitment of the European LOC Facility may be increased up to €150.0 million as may be agreed among the parties, and may be decreased by us at our option without any premium, fee or penalty. The European LOC Facility is used for contingent obligations solely in respect of surety and performance bonds, bank guarantees and similar obligations. We had outstanding letters of credit drawn on the European LOC Facility of €93.5 million ($124.2 million) and €104.0 million ($145.2 million) as of March 31, 2009 and December 31, 2008, respectively. We pay certain fees for the letters of credit written against the European LOC Facility based upon the ratio of our total debt to consolidated EBITDA. As of March 31, 2009, the annual fees equaled 0.875% plus a fronting fee of 0.1%.
7. Realignment Program
     In February 2009, we announced our plan to incur up to $40 million in realignment costs to reduce and optimize certain non-strategic manufacturing facilities and our overall cost structure by improving our operating efficiency, reducing redundancies, maximizing global consistency and driving improved financial performance (the “Realignment Program”). The Realignment Program consists of both restructuring and non-restructuring costs. Restructuring charges incurred to date represent charges associated with the expected relocation of activities from two of our Flowserve Pump Division facilities, which will be closed, to other existing

Flowserve Pump Division facilities. Non-restructuring charges, which represent the majority of the Realignment Program, are charges incurred to improve operating efficiency and reduce redundancies and primarily represent employee severance. All expenses under the Realignment Program are expected to be recognized during 2009. Expenses are reported in cost of sales (“COS”) or selling, general and administrative expense (“SG&A”), as applicable, in our condensed consolidated statement of income.
Restructuring Charges
     Restructuring charges include costs related to employee severance at closed facilities, contract termination costs, asset write-downs and other exit costs. Severance costs primarily include costs associated with involuntary termination benefits. Contract termination costs include costs related to termination of operating leases or other contract termination costs. Asset write-downs include accelerated depreciation of fixed assets, accelerated amortization of intangible assets and inventory write-downs. Other is expected to include costs related to employee relocation, asset relocation, vacant facility costs (i.e., taxes and insurance) and other charges.
     Restructuring charges incurred by Flowserve Pump Division and total restructuring charges expected to be incurred by Flowserve Pump Division are as follows:

		Contract	Asset write-
(Amounts in thousands)	Severance	termination	downs	Other	Total
Three Months ended March 31, 2009 (1)
COS	$1,663	$—	$121	$—	$1,784
SG&A	215	—	—	—	215

	$1,878	—	$121	—	$1,999

Total Expected Restructuring Charges for 2009 (2)
COS	$1,761	$600	$5,620	$2,424	$10,405
SG&A	215	—	—	—	215

	$1,976	$600	$5,620	$2,424	$10,620

(1)	Charges for the three months ended March 31, 2009 are equal to charges incurred from inception of the program as the program began in 2009.

(2)	As the execution of the Realignment Program is in its early stages, total charges incurred could vary from total charges expected to be incurred, which represent management’s best estimate based on initiatives identified to date. Accordingly, actual results may differ materially from these estimates.
     We established a restructuring reserve of $1.9 million in the first quarter of 2009. The following represents the activity related to the restructuring reserve:

		Contract
(Amounts in thousands)	Severance	Termination	Other	Total
Balance at December 31, 2008	$—	$—	$—	$—
Charges	1,878	—	—	1,878
Cash Expenditures	—	—	—	—

Balance at March 31, 2009	$1,878	$—	$—	$1,878

Total Realignment Program Charges
     The following is a summary of total charges incurred related to the Realignment Program:
Three Months Ended March 31, 2009

				Subtotal -
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in millions)	Pump	Control	Solutions	Segments	All Other	Total
Restructuring Charges
COS	$1.8	$—	$—	$1.8	$—	$1.8
SG&A	0.2	—	—	0.2	—	0.2

	$2.0	$—	$—	$2.0	$—	$2.0

Non-Restructuring Charges
COS	$1.0	$0.2	$3.1	$4.3	$—	$4.3
SG&A	0.4	0.3	2.7	3.4	0.2	3.6

	$1.4	$0.5	$5.8	$7.7	$0.2	$7.9

Total Realignment Program Charges
COS	$2.8	$0.2	$3.1	$6.1	$—	$6.1
SG&A	0.6	0.3	2.7	3.6	0.2	3.8

	$3.4	$0.5	$5.8	$9.7	$0.2	$9.9

     The following is a summary of total charges expected to be incurred related to the Realignment Program:
Total Expected Charges for 2009

				Subtotal -
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in millions)	Pump	Control	Solutions	Segments	All Other	Total
Total Expected Restructuring Charges
COS	$10.4	$—	$—	$10.4	$—	$10.4
SG&A	0.2	—	—	0.2	—	0.2

	$10.6	$—	$—	$10.6	$—	$10.6

Total Expected Non-restructuring Charges
COS	$3.7	$7.6	$3.2	$14.5	$—	$14.5
SG&A	5.9	2.3	3.0	11.2	0.2	11.4

	$9.6	$9.9	$6.2	$25.7	$0.2	$25.9

Expected Total Realignment Program Charges (1)
COS	$14.1	$7.6	$3.2	$24.9	$—	$24.9
SG&A	6.1	2.3	3.0	11.4	0.2	11.6

	$20.2	$9.9	$6.2	$36.3	$0.2	$36.5

(1)	As the execution of the Realignment Program is in its early stages, total charges incurred could vary from total charges expected to be incurred, which represent management’s best estimate based on initiatives identified to date. The amounts disclosed above do not include approximately $4 million anticipated to be incurred by Flow Solutions Division for initiatives that are currently under consideration. Accordingly, actual results may differ materially from these estimates.
The majority of the remaining charges are expected to be incurred in the second quarter.

8. Inventories
     Inventories are stated at lower of cost or market. Cost is determined by the first-in, first-out method. Inventories, net consisted of the following:

	March 31,	December 31,
(Amounts in thousands)	2009	2008
Raw materials	$260,353	$241,953
Work in process	682,705	635,490
Finished goods	261,344	264,746
Less: Progress billings	(263,696)	(250,289)
Less: Excess and obsolete reserve	(56,673)	(57,288)

Inventories, net	$884,033	$834,612

9. Equity Method Investments

Summarized below is combined income statement information, based on the most recent financial information, for investments in entities we account for using the equity method:

	Three Months Ended March 31,
(Amounts in thousands)	2009	2008 (1)
Revenues	$60,767	$110,339
Gross profit	23,128	32,917
Income before provision for income taxes	16,426	22,551
Provision for income taxes	(5,216)	(6,576)

Net income	$11,210	$15,975

(1)	As discussed in Note 2, effective March 1, 2008, we purchased the remaining 50% interest in Niigata, resulting in the full consolidation of Niigata as of that date. Prior to this transaction, our 50% interest was recorded using the equity method of accounting. As a result, Niigata’s income statement information presented herein includes only the first two months of 2008.
     The provision for income taxes is based on the tax laws and rates in the countries in which our investees operate. The tax jurisdictions vary not only by their nominal rates, but also by the allowability of deductions, credits and other benefits. Our share of net income is reflected in our condensed consolidated statements of income.
10. Earnings Per Share
     As discussed in Note 1, effective January 1, 2009, we adopted FSP No. EITF 03-6-1, “Participating Securities and the Two-Class Method under FASB Statement No. 128.” We have retrospectively adjusted earnings per common share for all prior periods presented. We now use the “two-class” method of computing earnings per share. The “two-class” method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security as if all earnings for the period had been distributed. As concluded in FSP No. EITF 03-6-1, unvested restricted share awards that earn non-forfeitable dividend rights qualify as participating securities under SFAS No. 128, “Earnings per Share,” and, accordingly, are now included in the basic computation as such. Our unvested restricted shares participate on an equal basis with common shares; therefore, there is no difference in undistributed earnings allocated to each participating security. Accordingly, the presentation below is prepared on a combined basis and is presented as earnings per common share. Previously, such unvested restricted shares were not included as outstanding within basic earnings per common share and were included in diluted earnings per common share pursuant to the treasury stock method. The following is a reconciliation of net earnings and weighted average shares for calculating basic net earnings per common share.

     Earnings per weighted average common share outstanding was calculated as follows:

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2009	2008
Net earnings of Flowserve Corporation	$92,305	$88,065
Dividends on restricted shares not expected to vest	8	11

Earnings attributable to common and participating shareholders	$92,313	$88,076

Weighted average shares:
Common stock	55,519	56,840
Participating securities	445	585

Denominator for basic earnings per common share	55,964	57,425
Effect of potentially dilutive securities	361	392

Denominator for diluted earnings per common share	56,325	57,817

Earnings per common share:
Basic	$1.65	$1.53
Diluted	1.64	1.52
     Diluted earnings per share above is based upon the weighted average number of shares as determined for basic earnings per share plus shares potentially issuable in conjunction with stock options, restricted share units and performance share units.
     For the three months ended both March 31, 2009 and 2008, we had no options to purchase common stock that were excluded from the computation of potentially dilutive securities.
     We have retrospectively adjusted the prior period to reflect the results that would have been reported had we applied the provisions of FSP No. EITF 03-6-1 for computing earnings per common share for all periods presented. The effects of the change as it relates to our earnings per common share for the three months ended March 31, 2008 are as follows:

	Basic	Diluted
As previously reported	$1.55	$1.53
Effect of adoption of FSP No. EITF 03-6-1	(0.02)	(0.01)

As retrospectively adjusted	$1.53	$1.52

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
United Nations Oil-for-Food Program
     We have entered into and disclosed previously in our Securities Exchange Commission (“SEC”) filings the material details of settlements with the SEC, the Department of Justice (the “DOJ”) and the Dutch authorities in 2008 relating to products that two of our foreign subsidiaries delivered to Iraq from 1996 through 2003 under the United Nations Oil-for-Food Program. We believe that a confidential French investigation may still be ongoing, and, accordingly, we cannot predict the outcome of the French investigation at this time. We currently do not expect to incur additional case resolution costs of a material amount in this matter; however, if the French authorities take enforcement action against us regarding its investigation, we may be subject to additional monetary and non-monetary penalties.
     In addition to the settlements and governmental investigation referenced above, on June 27, 2008, the Republic of Iraq filed a civil suit in federal court in New York against 93 participants in the United Nations Oil-for-Food Program, including us and our two foreign subsidiaries that participated in the program. We intend to vigorously contest the suit, and we believe that we have valid defenses to the claims asserted. However, we cannot predict the outcome of the suit at the present time or whether the resolution of this suit will have a material adverse financial impact on our company.
Export Compliance
     In March 2006, we initiated a voluntary process to determine our compliance posture with respect to United States (“U.S”). export control and economic sanctions laws and regulations. Upon initial investigation, it appeared that some product transactions and technology transfers were not handled in full compliance with U.S. export control laws and regulations. As a result, in conjunction with outside counsel, we conducted a voluntary systematic process to further review, validate and voluntarily disclose export violations discovered as part of this review process. We completed our comprehensive disclosures to the appropriate U.S. government regulatory authorities at the end of 2008, although these disclosures may be refined or supplemented. Based on our review of the data collected, during the self-disclosure period of October 1, 2002 through October 1, 2007, a number of process pumps, valves, mechanical seals and parts related thereto were exported, in limited circumstances, without required export or reexport licenses or without full compliance with all applicable rules and regulations to a number of different countries throughout the world, including certain U.S. sanctioned countries. The foregoing information is subject to revision as we further review this submittal with applicable U.S. regulatory authorities.
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
     We are also a defendant in a number of other lawsuits, including product liability claims, that are insured, subject to the applicable deductibles, arising in the ordinary course of business, and we are also involved in ordinary routine litigation incidental to our business, none of which, either individually or in the aggregate, we believe to be material to our business, operations or overall financial condition. However, litigation is inherently unpredictable, and resolutions or dispositions of claims or lawsuits by settlement or otherwise could have an adverse impact on our financial position, results of operations or cash flows for the reporting period in which any such resolution or disposition occurs.
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

12. Retirement and Postretirement Benefits
     Components of the net periodic cost for retirement and postretirement benefits for the three months ended March 31, 2009 and 2008 were as follows:

	U.S.		Non-U.S.		Postretirement
	Defined Benefit Plans		Defined Benefit Plans		Medical Benefits
(Amounts in millions)	2009	2008	2009	2008	2009	2008
Service cost	$4.2	$4.4	$0.9	$0.9	$—	$—
Interest cost	4.9	4.4	2.9	3.5	0.7	0.9
Expected return on plan assets	(5.6)	(4.7)	(1.0)	(1.4)	—	—
Amortization of unrecognized net loss (gain)	1.6	1.1	0.6	0.1	(0.6)	—
Amortization of prior service benefit	(0.3)	(0.3)	—	—	(0.5)	(0.6)

Net periodic cost (gain) recognized	$4.8	$4.9	$3.4	$3.1	$(0.4)	$0.3

     See additional discussion of our retirement and postretirement benefits in Note 13 to our consolidated financial statements included in our 2008 Annual Report.
13. Shareholders’ Equity
     On February 23, 2009, our Board of Directors authorized an increase in our quarterly cash dividend to $0.27 per share from $0.25 per share, effective for the first quarter of 2009. Generally, our dividend date-of-record is in the last month of the quarter, and the dividend is paid the following month.
     On February 26, 2008 our Board of Directors authorized a program to repurchase up to $300.0 million of our outstanding common stock over an unspecified time period. The program commenced in the second quarter of 2008, and we repurchased 150,000 shares for $7.1 million during the three months ended March 31, 2009. To date, we have repurchased a total of 1.9 million shares for $172.1 million under this program.
14. Income Taxes
     For the three months ended March 31, 2009, we earned $128.8 million before taxes and provided for income taxes of $36.0 million, resulting in an effective tax rate of 27.9%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended March 31, 2009 primarily due to the net impact of foreign operations.
     For the three months ended March 31, 2008, we earned $125.8 million before taxes and provided for income taxes of $37.1 million, resulting in an effective tax rate of 29.5%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended March 31, 2008 primarily due to the net impact of foreign operations.
     As of March 31, 2009, the amount of unrecognized tax benefits has decreased by $2.2 million from December 31, 2008, due primarily to currency translation adjustments. With limited exception, we are no longer subject to U.S. federal, state and local income tax audits for years through 2004 or non-U.S. income tax audits for years through 2003. We are currently under examination for various years in Argentina, France, Germany, India, Italy, the United States and Venezuela.
     It is reasonably possible that within the next 12 months the effective tax rate will be impacted by the resolution of some or all of the matters audited by various taxing authorities. It is also reasonably possible that we will have the statute of limitations close in various taxing jurisdictions within the next 12 months. As such, we estimate we could record a reduction in our tax expense of up to approximately $11 million.
15. Segment Information
     We are principally engaged in the worldwide design, manufacture, distribution and service of industrial flow management equipment. We provide pumps, valves and mechanical seals primarily for oil and gas, chemical, power generation, water management and other industries requiring flow management products.
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
Three Months Ended March 31, 2009

				Subtotal -
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in thousands)	Pump	Control	Solutions	Segments	All Other	Total
Sales to external customers	$598,883	$296,009	$128,411	$1,023,303	$1,423	$1,024,726
Intersegment sales	719	1,146	15,314	17,179	(17,179)	—
Segment operating income	103,577	47,583	20,699	171,859	(24,722)	147,137

Three Months Ended March 31, 2008

				Subtotal -
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in thousands)	Pump	Control	Solutions	Segments	All Other	Total
Sales to external customers	$560,536	$298,801	$132,604	$991,941	$1,378	$993,319
Intersegment sales	576	1,517	17,990	20,083	(20,083)	—
Segment operating income	78,484	43,131	26,923	148,538	(29,221)	119,317

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements, and notes thereto, and the other financial data included elsewhere in this Quarterly Report. The following discussion should also be read in conjunction with our audited consolidated financial statements, and notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2008 Annual Report.
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
     We experienced favorable conditions in much of 2008 in our key industries, which softened moderately in the last quarter of 2008 and continued through the first two months of 2009. We still have not experienced a significant level of cancellations in our backlog. The overall demand for our products and services reflects continuing investments in oil and gas, capacity expansion projects in power generation, incremental capacity expansion projects in desalination, chemical manufacturing expansion in developing regions and aftermarket opportunities, including optimization projects of continuing operations. Overall global demand growth in our key industries was impacted by moderate growth in the developing markets offset by slight declines in the mature markets.
     The global demand growth over the past several years has provided us the opportunity to increase our installed base of new products and drive recurring aftermarket business. We continue to build on our geographic breadth through our QRC network with the goal to be positioned as near to our customers as possible for service and support in order to capture this important aftermarket business. Although we have experienced strong demand for our products and services in recent periods, we face challenges affecting many companies in our industry with a significant multinational presence, such as economic, political and other risks.
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
     Ongoing disruptions in global financial markets and banking systems are making credit and capital markets difficult for companies to access, and are generally driving up the costs of newly raised debt. We continue to assess the implications of these factors on our current business and the state of the global economy. While we believe that these financial market disruptions have not directly had a disproportionate adverse impact on our financial position, results of operations or liquidity as of March 31, 2009, continuing volatility in the credit and capital markets could potentially materially impair our and our customers’ ability to access these markets and increase associated costs. There can be no assurance that we will not be materially adversely affected by these financial market disruptions and the global economic recession as economic events and circumstances continue to evolve. Only 1% of our term loan is due to mature in each of 2009 and 2010, and after the effects of $385.0 million of notional interest rate swaps, approximately 70% of our term debt was at fixed rates at March 31, 2009. Our revolving line of credit and our European Letter of Credit Facility are committed and are held by a diversified group of financial institutions. Our cash balance decreased by $270.5 million to $201.5 million as of March 31, 2009 as compared with December 31, 2008. The cash draw was anticipated based on planned significant cash uses in the three months ended March 31, 2009, including approximately $115 million in long-term and broad-based annual incentive program payments related to prior period performance, $44.3 million in capital expenditures, $14.0 million in dividend payments, $7.1 million of share repurchases and the funding of increased working capital requirements. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. See the “Liquidity and Capital Resources” section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.
RESULTS OF OPERATIONS — Three months ended March 31, 2009 and 2008
     As discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, FPD acquired the remaining 50% interest in Niigata, a Japanese manufacturer of pumps and other rotating equipment, effective March 1, 2008, for $2.4 million in cash. The incremental interest acquired was accounted for as a step acquisition and Niigata’s results of operations have been consolidated since the date of acquisition. Prior to this transaction, our 50% interest in Niigata was recorded using the equity method of accounting. No pro forma information has been provided due to immateriality.
     As discussed in Note 7 to our condensed consolidated financial statements included in this Quarterly Report, in February 2009, we announced our Realignment Program to incur up to $40 million in realignment costs to reduce and optimize certain non-strategic manufacturing facilities and our overall cost structure by improving our operating efficiency, reducing redundancies, maximizing global consistency and driving improved financial performance. The Realignment Program consists of both restructuring and non-restructuring costs. Restructuring charges incurred to date represent the expected relocation of activities from two of our FPD facilities, which will be closed, to other existing FPD facilities. Non-restructuring charges, which represent the majority of the Realignment Program, are charges incurred to improve operating efficiency and reduce redundancies, which includes a reduction in headcount. All expenses under the Realignment Program are expected to be recognized during 2009. Expenses are reported in COS or SG&A, as applicable, in our condensed consolidated statement of income.
     The following is a summary of Realignment Program charges included in operating income for the three months ended March 31, 2009:
Three Months Ended March 31, 2009

				Subtotal -
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in millions)	Pump	Control	Solutions	Segments	All Other	Total
Restructuring Charges
COS	$1.8	$—	$—	$1.8	$—	$1.8
SG&A	0.2	—	—	0.2	—	0.2

	$2.0	$—	$—	$2.0	$—	$2.0

Non-Restructuring Charges
COS	$1.0	$0.2	$3.1	$4.3	$—	$4.3
SG&A	0.4	0.3	2.7	3.4	0.2	3.6

	$1.4	$0.5	$5.8	$7.7	$0.2	$7.9

Total Realignment Program Charges
COS	$2.8	$0.2	$3.1	$6.1	$—	$6.1
SG&A	0.6	0.3	2.7	3.6	0.2	3.8

	$3.4	$0.5	$5.8	$9.7	$0.2	$9.9

     The following is a summary of total expected Realignment Program charges:
Total Expected Charges for 2009

				Subtotal -
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in millions)	Pump	Control	Solutions	Segments	All Other	Total
Total Expected Restructuring Charges
COS	$10.4	$—	$—	$10.4	$—	$10.4
SG&A	0.2	—	—	0.2	—	0.2

	$10.6	$—	$—	$10.6	$—	$10.6

Total Expected Non-restructuring Charges
COS	$3.7	$7.6	$3.2	$14.5	$—	$14.5
SG&A	5.9	2.3	3.0	11.2	0.2	11.4

	$9.6	$9.9	$6.2	$25.7	$0.2	$25.9

Expected Total Realignment Program Charges (1)
COS	$14.1	$7.6	$3.2	$24.9	$—	$24.9
SG&A	6.1	2.3	3.0	11.4	0.2	11.6

	$20.2	$9.9	$6.2	$36.3	$0.2	$36.5

(1)	As the execution of the Realignment Program is in its early stages, total charges incurred could vary from total charges expected to be incurred, which represent management’s best estimate based on initiatives identified to date. The amounts disclosed above do not include approximately $4 million anticipated to be incurred by FSD for initiatives that are currently under consideration. Accordingly, actual results may differ materially from these estimates.
     The majority of the remaining charges are expected to be incurred in the second quarter.
Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended March 31,
(Amounts in millions)	2009	2008

Bookings	$968.2	$1,429.3
Sales	1,024.7	993.3
     We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacture, service or support. Bookings for the three months ended March 31, 2009 decreased by $461.1 million, or 32.3%, as compared with the same period in 2008. The decrease includes negative currency effects of approximately $102 million. The decrease is also attributable to decreased bookings across our divisions, primarily related to decreases in the oil and gas and general industries, and reflects our customers’ responses to concerns regarding ongoing disruptions in the credit and capital markets, global economic conditions, declines in oil and gas prices and the re-bidding of certain projects, thereby delaying expected bookings. The decrease is also attributable to $74.0 million of thruster orders recorded in the first quarter of 2008 that did not recur.
     Sales for the three months ended March 31, 2009 increased by $31.4 million, or 3.2%, as compared with the same period in 2008. The increase includes negative currency effects of approximately $101 million. The increase is attributable to increased sales by FPD, which is related to the strength in bookings during 2008. Original equipment sales showed continued strength, increasing approximately 5%, as compared with the same period in 2008, while aftermarket sales were comparable with the same period in 2008. Original equipment sales growth reflects execution against a strong order backlog, which arose predominantly from growth in the oil and gas and power industries over the past two years. Net sales to international customers, including export sales from the U.S., were approximately 67% of consolidated sales for the three months ended March 31, 2009, as compared with approximately 66% for the same period in 2008.
     Backlog represents the value of aggregate uncompleted customer orders. Backlog of $2,671.6 million at March 31, 2009 decreased by $153.5 million, or 5.4%, as compared with December 31, 2008. Currency effects provided a decrease of approximately $79 million. The remaining decrease in backlog is a result of the impact of cancellations of $14.8 million of orders booked during the prior year.

Gross Profit and Gross Profit Margin

	Three Months Ended March 31,
(Amounts in millions)	2009	2008

Gross profit	$367.8	$345.8
Gross profit margin	35.9%	34.8%
     Gross profit for the three months ended March 31, 2009 increased by $22.0 million, or 6.4%, as compared with the same period in 2008. Gross profit margin for the three months ended March 31, 2009 of 35.9% increased from 34.8% for the same period in 2008. The increase is primarily attributable to increased sales in FPD, which favorably impacts our absorption of fixed costs, improved pricing on orders booked in late 2007 and early 2008 and cost savings achieved through our CIP and supply chain initiatives, and is partially offset by $6.1 million of charges related to our Realignment Program and a sales mix shift. Additionally, gross profit margin for the three months ended March 31, 2009 was favorably impacted by the production of specialty pumps, which had a higher margin. As a result of increased original equipment sales and relatively flat aftermarket sales, original equipment sales increased to approximately 63% of total sales, as compared with approximately 62% of total sales in the same period in 2008. Original equipment generally carries a lower margin than aftermarket.
Selling, General and Administrative Expense (“SG&A”)

	Three Months Ended March 31,
(Amounts in millions)	2009	2008

SG&A	$225.3	$232.5
SG&A as a percentage of sales	22.0%	23.4%

SG&A for the three months ended March 31, 2009 decreased by $7.2 million, or 3.1%, as compared with the same period in 2008. Currency effects yielded a decrease of approximately $18 million, which is partially offset by $3.8 million of charges related to the Realignment Program, a decrease in selling and marketing-related expenses and other individually immaterial items. SG&A as a percentage of sales for the three months ended March 31, 2009 improved 140 basis points as compared with the same period in 2008. The improvement is primarily attributable to leverage from higher sales.

Net Earnings from Affiliates

	Three Months Ended March 31,
(Amounts in millions)	2009	2008

Net earnings from affiliates	$4.7	$6.0
     Net earnings from affiliates for the three months ended March 31, 2009 decreased by $1.3 million, or 21.7%, as compared with the same period in 2008. Net earnings from affiliates represent our joint venture interests in Asia Pacific and the Middle East. The decrease in earnings is primarily attributable to an FCD joint venture in India, which was driven by a decline in oil and gas project sales, as well as the consolidation of Niigata beginning in March 2008. As discussed above, effective March 1, 2008, we purchased the remaining 50% interest in Niigata, resulting in the full consolidation of Niigata as of that date. Prior to this transaction, our 50% interest was recorded using the equity method of accounting.
Operating Income and Operating Margin

	Three Months Ended March 31,
(Amounts in millions)	2009	2008

Operating income	$147.1	$119.3
Operating margin	14.4%	12.0%
     Operating income for the three months ended March 31, 2009 increased by $27.8 million, or 23.3%, as compared with the same period in 2008. The increase includes negative currency effects of approximately $24 million. The increase is primarily a result of the $22.0 million increase in gross profit and the $7.2 million decrease in SG&A, and includes the total impact of $9.9 million in charges related to our Realignment Program, as discussed above. Operating margin improved 240 basis points, due to improved gross profit and the decline in SG&A as a percentage of sales, as discussed above.

Interest Expense and Interest Income

	Three Months Ended March 31,
(Amounts in millions)	2009	2008

Interest expense	$(10.1)	$(12.9)
Interest income	1.1	2.9
     Interest expense for the three months ended March 31, 2009 decreased by $2.8 million, as compared with the same period in 2008. The decrease is primarily attributable to a decrease in the average interest rate. Approximately 70% of our debt was at fixed rates at March 31, 2009, including the effects of $385.0 million of notional interest rate swaps.
     Interest income for the three months ended March 31, 2009 decreased by $1.8 million, as compared with the same period in 2008. The decrease is primarily attributable to a decrease in the average interest rate.
Other (Expense) Income, net

	Three Months Ended March 31,
(Amounts in millions)	2009	2008

Other (expense) income, net	$(9.3)	$16.5
     Other (expense) income, net for the three months ended March 31, 2009 decreased to net expense of $9.3 million, as compared with income of $16.5 million for the same period in 2008, primarily due to a $8.3 million net loss on forward exchange contracts in 2009 as compared with a net gain on forward exchange contracts of $17.9 million in 2008, reflecting volatility in foreign exchange rates, as well as the $3.4 million gain on the bargain purchase of Niigata, which was recorded in the first quarter of 2008.
Tax Expense and Tax Rate

	Three Months Ended March 31,
(Amounts in millions)	2009	2008

Provision for income tax	$36.0	$37.1
Effective tax rate	27.9%	29.5%
     Our effective tax rate of 27.9% for the three months ended March 31, 2009 decreased from 29.5% for the same period in 2008. The decrease is primarily due to the net impact of foreign operations.
Other Comprehensive (Loss) Income

	Three Months Ended March 31,
(Amounts in millions)	2009	2008

Other comprehensive (loss) income	$(38.3)	$29.9
     Other comprehensive (loss) income for the three months ended March 31, 2009 decreased to a loss of $38.3 million, as compared with income of $29.9 million for the same period in 2008, primarily reflecting the strengthening of the U.S. Dollar exchange rate versus the Euro during the three months ended March 31, 2009, as compared with a weakening during the same period in 2008.
Business Segments
     We conduct our operations through three business segments:
•	FPD for engineered pumps, industrial pumps and related services;

•	FCD for engineered and industrial valves, control valves, actuators and controls and related services; and

•	FSD for precision mechanical seals and related products and services.

     We evaluate segment performance and allocate resources based on each segment’s operating income. See Note 15 to our condensed consolidated financial statements included in this Quarterly Report for further discussion of our segments. The key operating results for our three business segments, FPD, FCD and FSD are discussed below.
Flowserve Pump Division
     Through FPD, we design, manufacture, distribute and service engineered and industrial pumps and pump systems and submersible motors (collectively referred to as “original equipment”) primarily in the oil and gas, chemical and power generation industries. FPD also manufactures replacement parts and related equipment, and provides a full array of support services (collectively referred to as “aftermarket”). FPD has 30 manufacturing facilities worldwide, eight of which are located in North America, 12 in Europe, four in Latin America and six in Asia. FPD also has 79 service centers, including those co-located in a manufacturing facility, in 28 countries.

	Three Months Ended March 31,
(Amounts in millions)	2009	2008

Bookings	$550.3	$890.2
Sales	599.6	561.1
Gross profit	198.7	174.6
Gross profit margin	33.1%	31.1%
Operating income	103.6	78.5
Operating margin	17.3%	14.0%
     Bookings for the three months ended March 31, 2009 decreased by $339.9 million, or 38.2%, as compared with the same period in 2008. The decrease includes a negative currency effect of approximately $58 million. Bookings for original equipment decreased approximately 51% and represented more than 90% of the total bookings decrease. The decrease in overall original equipment bookings was driven by a decline across all industries, but primarily oil and gas and general industries, including $74.0 million of thruster orders recorded in the first quarter of 2008 that did not recur. Aftermarket bookings decreased approximately 13%, including a $13.1 million decrease in commissioning spare parts for major projects. Europe, Middle East and Africa (“EMA”) and North America bookings decreased $226.6 million and $105.8 million, respectively. The decrease in bookings reflects our customers’ responses to concerns regarding ongoing disruptions in the credit and capital markets, global economic conditions and declines in oil and gas prices and demand.
     Sales for the three months ended March 31, 2009 increased by $38.5 million, or 6.9%, as compared with the same period in 2008. The increase includes negative currency effects of approximately $53 million, partially offset by incremental sales provided by Niigata of $15.5 million. North America, Asia Pacific and Latin America sales increased $16.8 million, $16.4 million and $13.5 million, respectively. Original equipment sales show continued strength, increasing approximately 14%, while aftermarket sales were relatively comparable with the same period in 2008. Original equipment sales growth reflects execution against a strong order backlog, which predominantly resulted from growth in the oil and gas and power markets over the past two years.
     Gross profit for the three months ended March 31, 2009 increased by $24.1 million, or 13.8%, as compared with the same period in 2008, and includes incremental gross profit attributable to Niigata of $3.6 million. Gross profit margin for the three months ended March 31, 2009 of 33.1% increased from 31.1% for the same period in 2008. The increase is attributable to higher volumes, improved capacity utilization, improved operating efficiencies and order execution, improved absorption of fixed manufacturing costs resulting from higher sales, improved pricing on orders booked in late 2007 and early 2008 and focused execution of CIP programs and implementation of supply chain initiatives, slightly offset by $2.0 million of charges related to our Realignment Program and a sales mix shift. Additionally, gross profit margin for the three months ended March 31, 2009 was favorably impacted by the production of specialty pumps, which had a higher margin. As a result of increased original equipment sales and relatively flat aftermarket sales, original equipment sales increased to approximately 61% of total sales, as compared with approximately 57% of total sales in the same period in 2008. Original equipment generally carries a lower margin than aftermarket.
     Operating income for the three months ended March 31, 2009 increased by $25.1 million or 32.0%, as compared with the same period in 2008. The increase includes negative currency effects of approximately $14 million. The increase was due primarily to improved gross profit of $24.1 million. Although we have placed additional expense discipline around our discretionary SG&A levels through focused reduction and the Realignment Program, we are continuing to invest and have expanded our spending in research and development, information systems and training.
     Backlog of $2,120.5 million at March 31, 2009 decreased by $132.6 million, or 5.9%, as compared with December 31, 2008. Currency effects provided a decrease of approximately $65 million. The remaining decrease in backlog is a result of the impact of cancellations of $14.1 million of orders booked during the prior year.

Flow Control Division
     Our second largest business segment is FCD, through which we design, manufacture and distribute a broad portfolio of engineered and industrial valves, control valves, actuators, controls and related services. FCD leverages its experience and application know-how by offering a complete menu of engineered services to complement its expansive product portfolio. FCD has a total of 48 manufacturing facilities and QRCs in 23 countries around the world, with only five of its 19 manufacturing operations located in the U.S. Based on independent industry sources, we believe that we are the third largest industrial valve supplier on a global basis.

	Three Months Ended March 31,
(Amounts in millions)	2009	2008

Bookings	$302.8	$389.8
Sales	297.2	300.3
Gross profit	107.2	106.2
Gross profit margin	36.1%	35.4%
Operating income	47.6	43.1
Operating margin	16.0%	14.4%
     Bookings for the three months ended March 31, 2009 decreased $87.0 million, or 22.3%, as compared with the same period in 2008. This decrease includes negative currency effects of approximately $32 million. Bookings in North America and EMA decreased approximately $35 million and $32 million, respectively, driven by weakness in the chemical and general industries.
     Sales for the three months ended March 31, 2009 decreased $3.1 million, or 1.0%, as compared with the same period in 2008. The decrease includes negative currency effects of approximately $34 million. Sales in Europe and the U.S. decreased approximately $24 million and $9 million, respectively, attributable to general industries. These decreases were partially offset by sales growth of approximately $22 million in Asia Pacific, which was primarily attributable to strength in the petrochemical, power and oil and gas markets in China, as well as other increases in Canada, the Middle East and Latin America.
     Gross profit for the three months ended March 31, 2009 increased by $1.0 million, or 0.9%, as compared with the same period in 2008. Gross profit margin for the three months ended March 31, 2009 of 36.1% increased from 35.4% for the same period in 2008. This improvement reflects material costs savings, favorable product mix, manufacturing efficiencies and improved utilization of low cost regions.
     Operating income for the three months ended March 31, 2009 increased by $4.5 million, or 10.4%, as compared with the same period in 2008. This increase includes negative currency effects of approximately $7 million. The increase is principally attributable to the $1.0 million improvement in gross profit and reduced SG&A, which decreased $4.5 million (including currency benefits of approximately $7 million) as compared with the same period in 2008.
     Backlog of $475.9 million at March 31, 2009 decreased by $7.0 million, or 1.4%, as compared with December 31, 2008, including negative currency effects of approximately $11 million.
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

	Three Months Ended March 31,
(Amounts in millions)	2009	2008

Bookings	$133.2	$171.3
Sales	143.7	150.6
Gross profit	62.3	66.0
Gross profit margin	43.4%	43.8%
Operating income	20.7	26.9
Operating margin	14.4%	17.9%
     Bookings for the three months ended March 31, 2009 decreased by $38.1 million, or 22.2%, as compared with the same period in 2008. This decrease includes negative currency effects of approximately $12 million. The decrease is due primarily to a $34.7 million decrease in customer bookings primarily attributable to decreased original equipment bookings across all regions, as well as a $3.4 million decrease in interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above). These decreases are partially offset by increased aftermarket bookings in Asia Pacific and Latin America.
     Sales for the three months ended March 31, 2009 decreased by $6.9 million, or 4.6%, as compared with the same period in 2008. This decrease includes negative currency effects of approximately $14 million. The decrease is due primarily to a $4.3 million decrease in customer sales, which is primarily attributable to decreased original equipment sales in EMA and North America, as well as a $2.6 million decrease in interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above). These decreases are partially offset by increased original equipment and aftermarket sales in Latin America and Asia Pacific.
     Gross profit for the three months ended March 31, 2009 decreased by $3.7 million, or 5.6%, as compared with the same period in 2008. Gross profit margin for the three months ended March 31, 2008 of 43.4% decreased from 43.8% for the same period in 2008. The decrease in gross profit includes a $3.1 million charge related to our Realignment Program, partially offset by a sales mix shift to higher margin aftermarket business, which favorably impacts gross profit margins.
     Operating income for the three months ended March 31, 2009 decreased by $6.2 million, or 23.0%, as compared with the same period in 2008. This decrease includes negative currency effects of $3 million. The decrease is due to the $3.7 million decrease in gross profit discussed above and a $1.5 million increase in SG&A (including currency benefits of approximately $4 million) due primarily to $2.7 million of charges related to our Realignment Program and increases in infrastructure to support our global footprint.
     Backlog of $104.7 million at March 31, 2009 decreased by $13.5 million, or 11.4%, as compared with December 31, 2008. The decrease includes negative currency effects of approximately $3 million. Backlog at March 31, 2009 and December 31, 2008 includes $18.4 million and $18.6 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above). The decrease in backlog is primarily a result of the decrease in original equipment bookings.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis

	Three Months Ended March 31,
(Amounts in millions)	2009	2008

Net cash flows used by operating activities	$(180.1)	$(172.4)
Net cash flows used by investing activities	(44.3)	(14.3)
Net cash flows (used) provided by financing activities	(24.2)	7.1
     Existing cash, cash generated by operations and borrowings available under our existing revolving credit facility are our primary sources of short-term liquidity. Our cash balance at March 31, 2009 was $201.5 million, as compared with $472.1 million at December 31, 2008.
     The cash flows used by operating activities for the first three months of 2009 primarily reflect a $59.5 million decrease in cash flows from working capital. Working capital declined for the three months ended March 31, 2009 due primarily to lower accounts payable of $108.0 million, lower accrued liabilities of $93.7 million and higher inventory of $75.7 million, especially project-related inventory required to support future shipments of products in backlog. During the three months ended March 31, 2009, we made no contributions to our U.S. pension plan. However, we currently anticipate that our contributions in 2009 will be between $55 million and $75 million, including $25.0 million that was contributed in April 2009.

     Increases in accounts receivable used $44.0 million of cash flow for the three months ended March 31, 2009 compared with $80.9 million for the same period in 2008. As of March 31, 2009, we achieved a days’ sales receivables outstanding (“DSO”) of 73 days as compared with 71 days as of March 31, 2008. For reference purposes based on 2009 sales, an improvement of one day could provide approximately $11 million in cash flow. Increases in inventory used $75.7 million of cash flow for the three months ended March 31, 2009 compared with $108.9 million for the same period in 2008. Inventory turns were 3.0 times as of both March 31, 2009 and 2008. Our calculation of inventory turns does not reflect the impact of advanced cash received from our customers. For reference purposes based on 2009 data, an improvement of one turn could yield approximately $223 million in cash flow.
     Cash flows used by investing activities during the three months ended March 31, 2009 were $44.3 million, as compared with $14.3 million for the same period in 2008. Capital expenditures during the three months ended March 31, 2009 were $44.3 million, an increase of $30.0 million as compared with the same period in 2008, reflecting payments made on strategic projects committed to during 2008. Capital expenditures in 2009 and 2008 have focused on capacity expansion, enterprise resource planning application upgrades, information technology infrastructure and cost reduction opportunities. For the full year 2009, our capital expenditures are expected to be approximately $100 million. Investing cash outflows in the second quarter of 2009 will include cash paid for the acquisition of Calder AG. See “Acquisitions and Dispositions” below.
     Cash flows used by financing activities during the three months ended March 31, 2009 were $24.2 million, as compared with $7.1 million for the same period in 2008. Cash outflows during the three months ended March 31, 2009 resulted primarily from the payment of $14.0 million in dividends and $7.1 million for the repurchase of common shares. Cash inflows for the same period in 2008 resulted primarily from $8.2 million in exercise of stock options, and were offset by outflows for the payment of $8.6 million in dividends.
     The general credit and capital markets have experienced ongoing disruptions. Continuing volatility in these markets could potentially impair our ability to access these markets and increase associated costs. Notwithstanding these adverse market conditions, considering our current debt structure and cash needs, we currently believe cash flows from operating activities combined with availability under our existing revolving credit agreement and our existing cash balance will be sufficient to enable us to meet our cash flow needs for the next 12 months. Cash flows from operations could be adversely affected by economic, political and other risks associated with sales of our products, operational factors, competition, fluctuations in foreign exchange rates and fluctuations in interest rates, among other factors. See “Liquidity Analysis” and “Cautionary Note Regarding Forward-Looking Statements” below.
     On February 26, 2008 our Board of Directors authorized a program to repurchase up to $300.0 million of our outstanding common stock over an unspecified time period. The program commenced in the second quarter of 2008, and we repurchased 150,000 shares for $7.1 million during the three months ended March 31, 2009. To date, we have repurchased a total of 1.9 million shares for $172.1 million under this program.
     On February 23, 2009 our Board of Directors increased our quarterly cash dividend to $0.27 per share. We declared cash dividends of $0.27 and $0.25 per share during the three months ended March 31, 2009 and 2008, respectively, which were paid in April 2009 and 2008, respectively. While we currently intend to pay regular quarterly dividends in the foreseeable future, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on its assessment of our financial condition and business outlook at the applicable time.
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
     On April 21, 2009, FPD acquired Calder AG, a private Swiss company, for up to approximately $45 million, 70% of which was paid in cash at closing. The balance of the purchase price, which will be paid in cash, is contingent upon Calder AG achieving certain defined performance metrics after closing. Calder AG is a supplier of energy recovery technology for use in the global desalination market, and its acquisition will enable us to expand the products and advanced technologies we offer to the growing desalination market.
Financing
Credit Facilities
     Our credit facilities, as amended, are comprised of a $600.0 million term loan expiring on August 10, 2012 and a $400.0 million revolving line of credit, which can be utilized to provide up to $300.0 million in letters of credit, expiring on August 10, 2012. We hereinafter refer to these credit facilities collectively as our Credit Facilities. At both March 31, 2009 and December 31, 2008, we had no amounts outstanding under the revolving line of credit. We had outstanding letters of credit of $97.6 million and $104.2 million at March 31, 2009 and December 31, 2008, respectively, which reduced borrowing capacity to $302.4 million and $295.8 million, respectively.
     Borrowings under our Credit Facilities bear interest at a rate equal to, at our option, either (1) the base rate (which is based on the greater of the prime rate most recently announced by the administrative agent under our Credit Facilities or the Federal Funds rate plus 0.50%) or (2) London Interbank Offered Rate (“LIBOR”) plus an applicable margin determined by reference to the ratio of our total debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), which as of March 31, 2009 was 0.875% and 1.50% for borrowings under our revolving line of credit and term loan, respectively.
     We may prepay loans under our Credit Facilities in whole or in part, without premium or penalty. During the three months ended March 31, 2009, we made scheduled repayments under our Credit Facilities of $1.4 million. We have scheduled repayments of $1.4 million due in the each of the next four quarters.
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
     We have entered into interest rate swap agreements to hedge our exposure to variable interest payments related to our Credit Facilities. These agreements are more fully described in Note 4 to our condensed consolidated financial statements included in this Quarterly Report, and in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below.
European Letter of Credit Facility
     On September 14, 2007, we entered into a 364-day unsecured European Letter of Credit Facility (“European LOC Facility”) to issue letters of credit in an aggregate face amount not to exceed €150.0 million at anytime. The initial commitment of €80.0 million was increased to €110.0 million upon renewal in September 2008. The aggregate commitment of the European LOC Facility may be increased up to €150.0 million as may be agreed among the parties, and may be decreased by us at our option without any premium, fee or penalty. The European LOC Facility is used for contingent obligations solely in respect of surety and performance bonds, bank guarantees and similar obligations. We had outstanding letters of credit drawn on the European LOC Facility of €93.5 million ($124.2 million) and €104.0 million ($145.2 million) as of March 31, 2009 and December 31, 2008, respectively. We pay certain fees for the letters of credit written against the European LOC Facility based upon the ratio of our total debt to consolidated EBITDA. As of March 31, 2009, the annual fees equaled 0.875% plus a fronting fee of 0.1%.
     See Note 12 to our consolidated financial statements included in our 2008 Annual Report for a discussion of covenants related to our Credit Facilities and our European LOC Facility. We complied with all covenants through March 31, 2009.
Liquidity Analysis
     Ongoing disruptions in global financial markets and banking systems are making credit and capital markets more difficult for companies to access, and are generally driving up the costs of newly raised debt. We continue to assess the implications of these factors on our current business and the state of the global economy. While we believe that these financial market disruptions have not directly had a disproportionate adverse impact on our financial position, results of operations or liquidity, continuing volatility in the credit and capital markets could potentially materially impair our and our customers’ ability to access these markets and increase associated costs, as well as our customers’ ability to pay in full and/or on a timely basis. There can be no assurance that we will not be materially adversely affected by the financial market disruptions and the global economic recession as economic events and circumstances continue to evolve.
     Only 1% of our term loan is due to mature in each of 2009 and 2010. As noted above, our term loan and our revolving line of credit both mature in August 2012. After the effects of $385.0 million of notional interest rate swaps, approximately 70% of our term debt was at fixed rates at March 31, 2009. As of March 31, 2009, we had a borrowing capacity of $302.4 million on our $400.0 million revolving line of credit, and in September 2008 we renewed our unsecured European LOC Facility and increased it from an initial commitment of €80.0 million to a commitment of €110.0 million. We had outstanding letters of credit drawn on the European LOC Facility of €93.5 million as of March 31, 2009. Our revolving line of credit and our European LOC Facility are committed and are held by a diversified group of financial institutions.

     Our cash balance decreased by $270.5 million to $201.5 million as of March 31, 2009 as compared with December 31, 2008. The cash draw was anticipated based on planned significant cash uses in 2009, including approximately $115 million in long-term and broad-based annual incentive program payments related to prior period performance, $44.3 million in capital expenditures, $14.0 million in dividend payments, $7.1 million of share repurchases and the funding of increased working capital requirements. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions.
     We utilize a variety of insurance carriers for a wide range of insurance coverage and continuously monitor their creditworthiness. Based on current credit ratings by industry rating experts, we currently believe that our carriers have the ability to pay on claims.
     We experienced significant declines in the values of our U.S. pension plan assets in 2008 resulting primarily from recent declines in global equity markets, and we currently anticipate that our contribution to our U.S. pension plan in 2009 will be between $55 million and $75 million, including $25.0 million that was contributed in April 2009. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our more critical accounting policies used in the preparation of the consolidated financial statements were discussed in our 2008 Annual Report. These critical policies, for which no significant changes have occurred in the three months ended March 31, 2009, include:
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

     The forward-looking statements included in this Quarterly Report are based on our current expectations, projections, estimates and assumptions. These statements are only predictions, not guarantees. Such forward-looking statements are subject to numerous risks and uncertainties that are difficult to predict. These risks and uncertainties may cause actual results to differ materially from what is forecast in such forward-looking statements, and include, without limitation, the following:
•	a portion of our bookings may not lead to completed sales, and our ability to convert bookings into revenues at acceptable profit margins;

•	risks associated with cost overruns on fixed fee projects and in taking customer orders for large complex custom engineered products requiring sophisticated program management skills and technical expertise for completion;

•	the substantial dependence of our sales on the success of the petroleum, chemical, power and water industries;

•	the adverse impact of volatile raw materials prices on our products and operating margins;

•	economic, political and other risks associated with our international operations, including military actions or trade embargoes that could affect customer markets, particularly Middle Eastern markets and global petroleum producers, and non-compliance with U.S. export/reexport control, foreign corrupt practice laws, economic sanctions and import laws and regulations;

•	our furnishing of products and services to nuclear power plant facilities;

•	potential adverse consequences resulting from litigation to which we are a party, such as litigation involving asbestos-containing material claims;

•	a foreign government investigation regarding our participation in the United Nations Oil-for-Food Program;

•	risks associated with certain of our foreign subsidiaries conducting business operations and sales in certain countries that have been identified by the U.S. State Department as state sponsors of terrorism;

•	our relative geographical profitability and its impact on our utilization of deferred tax assets, including foreign tax credits, and tax liabilities that could result from audits of our tax returns by regulatory authorities in various tax jurisdictions;

•	the potential adverse impact of an impairment in the carrying value of goodwill or other intangibles;

•	our dependence upon third-party suppliers whose failure to perform timely could adversely affect our business operations;

•	changes in the global financial markets and the availability of capital and the potential for unexpected cancellations or delays of customer orders in our reported backlog;

•	our dependence on our customers’ ability to make required capital investment and maintenance expenditures;

•	the highly competitive nature of the markets in which we operate;

•	environmental compliance costs and liabilities;

•	potential work stoppages and other labor matters;

•	our inability to protect our intellectual property in the U.S., as well as in foreign countries; and

•	obligations under our defined benefit pension plans.
     These and other risks and uncertainties are more fully discussed in the risk factors identified in “Item 1A. Risk Factors” in Part I of our 2008 Annual Report, and may be identified in our other filings with the SEC and/or press releases from time to time. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any forward-looking statement.

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
Interest Rate Risk
     Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our Credit Facilities, which bear interest based on floating rates. At March 31, 2009, after the effect of interest rate swaps, we had $163.3 million of variable rate debt obligations outstanding under our Credit Facilities with a weighted average interest rate of 2.77%. A hypothetical change of 100 basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by $0.4 million for the three months ended March 31, 2009. At both March 31, 2009 and December 31, 2008, we had $385.0 million of notional amount in outstanding interest rate swaps with third parties with varying maturities through June 2011.
Foreign Currency Exchange Rate Risk
     A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than a non-U.S. subsidiary’s functional currency. Generally, we view our investments in foreign subsidiaries from a long-term perspective and, therefore, do not hedge these investments. We use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. We realized net (losses) gains associated with foreign currency translation of $(40.0) million and $34.0 million for the three months ended March 31, 2009 and 2008, respectively, which are included in other comprehensive (expense) income.
     We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. The use of forward exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the forward exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Our policy allows foreign currency coverage only for identifiable foreign currency exposures. As of March 31, 2009, we had a U.S. dollar equivalent of $754.0 million in aggregate notional amount outstanding in forward exchange contracts with third parties, compared with $555.7 million at December 31, 2008. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of certain forward exchange contracts are included in our consolidated results of operations. We recognized foreign currency net (losses) gains of $(9.9) million and $12.4 million for the three months ended March 31, 2009 and 2008, respectively, which is included in other (expense) income, net in the accompanying condensed consolidated statements of income.
     Based on a sensitivity analysis at March 31, 2009, a 10% change in the foreign currency exchange rates for the three months ended March 31, 2009 would have impacted our net earnings by approximately $10 million, due primarily to the Euro. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency forward exchange contracts discussed below.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
     Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2009.
Changes in Internal Control Over Financial Reporting
     There have been no material changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     We are party to the legal proceedings that are described in Note 11 to our consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report, and such disclosure is incorporated by reference into this “Item 1. Legal Proceedings.” In addition to the foregoing, we and our subsidiaries are named defendants in certain other ordinary routine lawsuits incidental to our business and are involved from time to time as parties to governmental proceedings, all arising in the ordinary course of business. Although the outcome of lawsuits or other proceedings involving us and our subsidiaries cannot be predicted with certainty, and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not currently expect these matters, either individually or in the aggregate, to have a material effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors.
     There have been no material changes in the risk factors discussed in our 2008 Annual Report. In addition to other information set forth in this Quarterly Report, “Item 1A. Risk Factors” in Part I, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our 2008 Annual Report, which contain descriptions of significant factors that might cause the actual results of operations in future periods to differ materially from those currently expected or desired, should be carefully read and considered.
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
     During the quarter ended March 31, 2009, we repurchased a total of 150,000 shares of our common stock under the program for approximately $7.1 million (representing an average cost of $47.14 per share). Since the adoption of this program, we have repurchased a total of 1,891,100 shares of our common stock under the program for $172.1 million (representing an average cost of $90.96 per share). We may repurchase up to an additional $127.9 million of our common stock under the stock repurchase program. The following table sets forth the repurchase data for each of the three months during the quarter ended March 31, 2009:

					Maximum Number of
					Shares (or Approximate
				Total Number of	Dollar Value) That May
				Shares Purchased as	Yet Be Purchased Under
	Total Number of		Average Price	Part of Publicly	the
Period	Shares Purchased		Paid per Share	Announced Plan	Plan (in millions)
January 1 — 31	219	(1)	$47.50	—	$135.0
February 1 — 28	42,861	(2)	51.62	—	135.0
March 1 — 31	165,571	(3)	46.89	150,000	127.9

Total	208,651		$47.86	150,000

(1)	Represents shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards at an average price per share of $47.50.

(2)	Represents shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards at an average price per share of $51.62.

(3)	Includes a total of 13,576 shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards at an average price per share of $44.58, and includes 1,995 shares of common stock purchased at a price of $43.95 per share by a rabbi trust that we established in connection with our director deferral plans pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits.
     Set forth below is a list of exhibits included as part of this Quarterly Report:

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Flowserve Corporation (incorporated by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K/A dated August 16, 2006).

3.2	Amended and Restated By-Laws of Flowserve Corporation, effective as of November 20, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 21, 2008).

10.1	Amended and Restated Flowserve Corporation Director Cash Deferral Plan, effective January 1, 2009 (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.2	Amended and Restated Flowserve Corporation Director Stock Deferral Plan, effective January 1, 2009 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.3	Flowserve Corporation Officer Severance Plan, amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.4	Amendment Number Two to the Mark Blinn Employment Agreement between Flowserve Corporation and Mark A. Blinn, dated February 23, 2009 (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWSERVE CORPORATION

Date: April 29, 2009	/s/ Lewis M. Kling
Lewis M. Kling President, Chief Executive Officer and Director

Date: April 29, 2009	/s/ Mark A. Blinn
Mark A. Blinn
Senior Vice President, Chief Financial Officer and Latin America Operations

Exhibits Index

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Flowserve Corporation (incorporated by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K/A dated August 16, 2006).

3.2	Amended and Restated By-Laws of Flowserve Corporation, effective as of November 20, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 21, 2008).

10.1	Amended and Restated Flowserve Corporation Director Cash Deferral Plan, effective January 1, 2009 (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.2	Amended and Restated Flowserve Corporation Director Stock Deferral Plan, effective January 1, 2009 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.3	Flowserve Corporation Officer Severance Plan, amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.4	Amendment Number Two to the Mark Blinn Employment Agreement between Flowserve Corporation and Mark A. Blinn, dated February 23, 2009 (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.