Form 10-Q
period 2009-06-30
FLOWSERVE CORP
filed 2009-07-29
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of July 24, 2009, there were 55,926,750 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,
(Amounts in thousands, except per share data)	2009	2008
Sales	$1,090,399	$1,157,605
Cost of sales	(704,078)	(739,635)

Gross profit	386,321	417,970
Selling, general and administrative expense	(231,345)	(250,152)
Net earnings from affiliates	3,777	4,512

Operating income	158,753	172,330
Interest expense	(9,931)	(12,732)
Interest income	457	1,605
Other (expense) income, net	(71)	575

Earnings before income taxes	149,208	161,778
Provision for income taxes	(40,604)	(38,165)

Net earnings including noncontrolling interests	108,604	123,613
Less: Net earnings attributable to noncontrolling interests	(386)	(749)

Net earnings of Flowserve Corporation	$108,218	$122,864

Net earnings per share of Flowserve Corporation common shareholders:
Basic	$1.94	$2.14
Diluted	1.92	2.12

Cash dividends declared per share	$0.27	$0.25
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,
(Amounts in thousands)	2009	2008
Net earnings	$108,218	$122,864

Other comprehensive income (expense):
Foreign currency translation adjustments, net of tax	75,215	573
Pension and other postretirement effects, net of tax	(4,484)	105
Cash flow hedging activity, net of tax	954	2,897

Other comprehensive income	71,685	3,575

Comprehensive income	$179,903	$126,439

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended June 30,
(Amounts in thousands, except per share data)	2009	2008
Sales	$2,115,125	$2,150,924
Cost of sales	(1,361,031)	(1,387,108)

Gross profit	754,094	763,816
Selling, general and administrative expense	(456,656)	(482,655)
Net earnings from affiliates	8,452	10,484

Operating income	305,890	291,645
Interest expense	(20,040)	(25,591)
Interest income	1,532	4,460
Other (expense) income, net	(9,365)	17,055

Earnings before income taxes	278,017	287,569
Provision for income taxes	(76,587)	(75,264)

Net earnings including noncontrolling interests	201,430	212,305
Less: Net earnings attributable to noncontrolling interests	(905)	(1,374)

Net earnings of Flowserve Corporation	$200,525	$210,931

Net earnings per share of Flowserve Corporation common shareholders:
Basic	$3.59	$3.67
Diluted	3.56	3.65

Cash dividends declared per share	$0.54	$0.50
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Six Months Ended June 30,
(Amounts in thousands)	2009	2008
Net earnings	$200,525	$210,931

Other comprehensive income (expense):
Foreign currency translation adjustments, net of tax	35,197	34,524
Pension and other postretirement effects, net of tax	(3,600)	(713)
Cash flow hedging activity, net of tax	1,836	(370)

Other comprehensive income	33,433	33,441

Comprehensive income	$233,958	$244,372

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Amounts in thousands, except per share data)	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$251,538	$472,056
Accounts receivable, net of allowance for doubtful accounts of $20,999 and $23,667, respectively	853,139	808,522
Inventories, net	891,610	834,612
Deferred taxes	124,509	126,890
Prepaid expenses and other	100,254	90,345

Total current assets	2,221,050	2,332,425
Property, plant and equipment, net of accumulated depreciation of $635,855 and $594,991, respectively	550,511	547,235
Goodwill	863,309	828,395
Deferred taxes	31,185	32,561
Other intangible assets, net	129,069	121,919
Other assets, net	158,211	161,159

Total assets	$3,953,335	$4,023,694

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$437,655	$598,498
Accrued liabilities	859,160	967,099
Debt due within one year	28,344	27,731
Deferred taxes	17,805	14,668

Total current liabilities	1,342,964	1,607,996
Long-term debt due after one year	542,634	545,617
Retirement obligations and other liabilities	486,183	495,883
Shareholders’ equity:
Common shares, $1.25 par value	73,547	73,477
Shares authorized — 120,000
Shares issued — 58,838 and 58,781, respectively
Capital in excess of par value	594,011	586,371
Retained earnings	1,329,739	1,159,634

	1,997,297	1,819,482
Treasury shares, at cost — 3,715 and 3,566 shares, respectively	(254,184)	(248,073)
Deferred compensation obligation	8,654	7,678
Accumulated other comprehensive loss	(177,887)	(211,320)
Noncontrolling interest	7,674	6,431

Total shareholders’ equity	1,581,554	1,374,198

Total liabilities and shareholders’ equity	$3,953,335	$4,023,694

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Amounts in thousands)	2009	2008
Cash flows — Operating activities:
Net earnings including noncontrolling interests	$201,430	$212,305
Adjustments to reconcile net earnings to net cash used by operating activities:
Depreciation	42,282	36,501
Amortization of intangible and other assets	4,827	5,021
Amortization of deferred loan costs	839	908
Net loss (gain) on disposition of assets	448	(1,018)
Gain on bargain purchase	—	(3,400)
Excess tax benefits from stock-based compensation arrangements	(415)	(10,066)
Stock-based compensation	21,495	16,392
Net earnings from affiliates, net of dividends received	(3,207)	(4,763)
Change in assets and liabilities:
Accounts receivable, net	(28,426)	(211,047)
Inventories, net	(39,952)	(165,242)
Prepaid expenses and other	(9,673)	(9,376)
Other assets, net	5,933	(4,169)
Accounts payable	(159,619)	(45,690)
Accrued liabilities and income taxes payable	(108,939)	42,914
Retirement obligations and other liabilities	(19,375)	(49,587)
Net deferred taxes	15,305	12,063

Net cash flows used by operating activities	(77,047)	(178,254)

Cash flows — Investing activities:
Capital expenditures	(64,261)	(37,706)
Proceeds from disposal of assets	—	2,178
Payments for acquisitions, net of cash acquired	(28,369)	—

Net cash flows used by investing activities	(92,630)	(35,528)

Cash flows — Financing activities:
Excess tax benefits from stock-based compensation arrangements	415	10,066
Payments on long-term debt	(2,841)	(2,841)
(Payments) borrowings under other financing arrangements	768	10,816
Repurchase of common shares	(16,154)	(34,980)
Payments of dividends	(29,077)	(22,997)
Proceeds from stock option activity	627	9,929

Net cash flows used by financing activities	(46,262)	(30,007)
Effect of exchange rate changes on cash	(4,579)	7,653

Net change in cash and cash equivalents	(220,518)	(236,136)
Cash and cash equivalents at beginning of year	472,056	373,238

Cash and cash equivalents at end of period	$251,538	$137,102

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Accounting Policies
Basis of Presentation
     The accompanying condensed consolidated balance sheet as of June 30, 2009, and the related condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2009 and 2008, and the condensed consolidated statements of cash flows for the six months ended June 30, 2009 and 2008, are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements have been made.
     The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 (“Quarterly Report”) are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Annual Report”).
     Certain reclassifications and retrospective adjustments have been made to prior period information to conform to current period presentation. These reclassifications and retrospective adjustments primarily result from our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” and Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” respectively, which are discussed more fully below.
Accounting Policies
     Significant accounting policies, for which no significant changes have occurred in the six months ended June 30, 2009, are detailed in Note 1 of our 2008 Annual Report.
          Subsequent Events — We evaluate subsequent events through the date of filing of our interim and annual reports.
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 enhances the disclosure framework in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” by requiring entities to provide detailed disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial condition, results of operations and cash flows. Our adoption of SFAS No. 161, effective January 1, 2009, did not impact our consolidated financial condition or results of operations.
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
     In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP No. FAS 141(R)-1 amends and clarifies SFAS No. 141(R) to address application on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FSP No. FAS 141(R)-1 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Our adoption of FSP No. FAS 141(R)-1, effective January 1, 2009, did not have a material impact our consolidated financial condition or results of operations.
     In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP No. FAS 107-1 and APB 28-1 amend SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly-traded companies, as well as in annual financial statements. Our adoption of FSP No. FAS 107-1 and APB 28-1, effective April 1, 2009, did not impact our consolidated financial condition or results of operations (see Note 6).

     In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP No. FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Our adoption of FSP No. FAS 115-2 and FAS 124-2, effective April 1, 2009, did not have a material impact on our consolidated financial condition or results of operations.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Our adoption of SFAS No. 165, effective April 1, 2009, did not have a material impact on our consolidated financial condition or results of operations.
     Pronouncements Not Yet Implemented
     In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP No. FAS 132(R)-1 amends SFAS No. 132 (R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosure requirements of FSP No. FAS 132(R)-1 are effective for fiscal years ending after December 15, 2009. Our adoption of FSP No. FAS 132(R)-1 will not have a material impact on our consolidated financial condition or results of operations.
     In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” SFAS No. 166 removes the concept of a qualifying special-purpose entity (“QSPE”) and clarifies the determination of whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. It also defines the term “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale and removes special provisions for guaranteed mortgage securitizations. SFAS No. 166 requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. The requirements of SFAS No. 166 are effective for fiscal years beginning after November 15, 2009. We do not expect our adoption of SFAS No. 166 to have a material impact on our consolidated financial condition or results of operations.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 amends FASB Interpretation (“FIN”) No. 46(R), “Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARPB No. 51,” to eliminate the exclusion of QSPEs from consideration for consolidation and revises the determination of the primary beneficiary of a variable interest entity (“VIE”) to require a qualitative assessment of whether a company has a controlling financial interest through (1) the power to direct the activities that most significantly impact the VIE’s economic performance and (2) the right to receive benefits from or obligation to absorb losses of the VIE that could potentially be significant to the VIE. The determination of the primary beneficiary must be reconsidered on an ongoing basis. The requirements of SFAS No. 167 are effective for fiscal years beginning after January 1, 2010. We do not expect our adoption of SFAS No. 167 to have a material impact on our consolidated financial condition or results of operations.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Our adoption of SFAS No. 168 will not have a material impact on our consolidated financial condition or results of operations.
2. Acquisition
     Effective April 21, 2009, Flowserve Pump Division acquired Calder AG, a private Swiss company and a supplier of energy recovery technology for use in the global desalination market, for up to $44.1 million, net of cash acquired. Of the total purchase price, $28.4 million was paid at closing and $2.4 million was paid after the valuation of the working capital was completed in early July 2009. The remaining $13.3 million of the total purchase price is contingent upon Calder AG achieving certain performance metrics after closing, and, to the extent achieved, is expected to be paid in cash within 12 months of the acquisition date. We recognized a liability of $4.4 million as an estimate of the acquisition date fair value of the contingent consideration, which is based on the weighted probability of achievement of the performance metrics as of the date of the acquisition. Failure to meet the performance metrics would reduce this liability to $0, while complete achievement would increase this liability to the full remaining purchase price of $13.3 million. Any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date will be recognized in earnings in the period the estimated fair value changes. The purchase price was allocated to the assets acquired and liabilities assumed based on estimates of fair values at the date of acquisition. The preliminary allocation of the purchase price is summarized below:

(amounts in millions)
Purchase price, net of cash acquired	$30.8
Fair value of contingent consideration (recorded as a liability)	4.4

Total expected purchase price at date of acquisition	$35.2

Current assets	$4.7
Intangible assets (expected useful life of approximately 10 years)	10.5
Property, plant and equipment	0.1
Current liabilities	(4.2)
Noncurrent liabilities	(1.1)

Net tangible and intangible assets	10.0
Goodwill	25.2

$35.2

     The excess of the acquisition date fair value of the total purchase price over the estimated fair value of the net tangible and intangible assets was recorded as goodwill. No pro forma information has been provided due to immateriality.
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
3. Stock-Based Compensation Plans
     The Flowserve Corporation 2004 Stock Compensation Plan (the “2004 Plan”), which was established on April 21, 2004, authorized the issuance of up to 3,500,000 shares of common stock through grants of stock options, restricted shares and other equity-based awards. Of the 3,500,000 shares of common stock that have been authorized under the 2004 Plan, 663,165 shares remain available for issuance as of June 30, 2009. We recorded stock-based compensation as follows:

	Three Months Ended June 30,
	2009			2008
	Stock	Restricted		Stock	Restricted
(Amounts in millions)	Options	Shares	Total	Options	Shares	Total
Stock-based compensation expense	$—	$11.4	$11.4	$0.4	$9.1	$9.5
Related income tax benefit	—	(3.5)	(3.5)	—	(2.7)	(2.7)

Net stock-based compensation expense	$—	$7.9	$7.9	$0.4	$6.4	$6.8

	Six Months Ended June 30,
	2009			2008
	Stock	Restricted		Stock	Restricted
(Amounts in millions)	Options	Shares	Total	Options	Shares	Total
Stock-based compensation expense	$0.2	$21.3	$21.5	$0.9	$15.5	$16.4
Related income tax benefit	(0.1)	(6.5)	(6.6)	(0.2)	(4.7)	(4.9)

Net stock-based compensation expense	$0.1	$14.8	$14.9	$0.7	$10.8	$11.5

     Stock Options — Information related to stock options issued to officers, other employees and directors under all plans described in Note 7 to our consolidated financial statements included in our 2008 Annual Report is presented in the following table:

	Six Months Ended June 30,
		Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Life (in years)	Value (in millions)
Number of shares under option:
Outstanding — January 1, 2009	303,100	$39.58
Exercised	(28,134)	26.84

Outstanding — June 30, 2009	274,966	$40.89	6.0	$8.0

Exercisable — June 30, 2009	241,133	$39.28	5.8	$7.4

     No options were granted during the six months ended June 30, 2009 or 2008. The total fair value of stock options vested during the three months ended June 30, 2009 and 2008 was $0.3 million and $0.5 million, respectively. The total fair value of stock options vested during the six months ended June 30, 2009 and 2008 was $1.9 million and $2.6 million, respectively. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model.
     As of June 30, 2009, we had $0.1 million of unrecognized compensation cost related to outstanding unvested stock option awards, which is expected to be recognized over a weighted-average period of less than 1 year. The total intrinsic value of stock options exercised during the three months ended June 30, 2009 and 2008 was $0.9 million and $5.3 million, respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2009 and 2008 was $1.2 million and $22.2 million, respectively.
     Restricted Shares — Awards of restricted shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted shares. We had unearned compensation of $53.8 million and $34.1 million at June 30, 2009 and December 31, 2008, respectively, which is expected to be recognized over a weighted-average period of approximately 2 years. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total fair value of restricted shares vested during the three months ended June 30, 2009 and 2008 was $1.3 million and $1.5 million, respectively. The total fair value of restricted shares vested during the six months ended June 30, 2009 and 2008 was $14.8 million and $10.8 million, respectively.
     The following table summarizes information regarding restricted share activity:

	Six Months Ended June 30, 2009
		Weighted Average
		Grant-Date Fair
	Shares	Value
Number of unvested shares:
Outstanding — January 1, 2009	1,080,237	$71.11
Granted	800,491	54.56
Vested	(229,508)	64.68
Cancelled	(53,936)	69.94

Unvested restricted shares — June 30, 2009	1,597,284	$63.78

     Unvested restricted shares outstanding as of June 30, 2009, includes a total of 540,000 shares granted in three annual grants since January 1, 2007 with performance-based vesting provisions. Performance-based restricted shares vest upon the achievement of pre- defined performance targets, and are issuable in common stock. Our performance targets are based on our average annual return on net assets over a rolling three-year period as compared with the same measure for a defined peer group for the same period. Compensation expense is recognized over a 36-month cliff vesting period based on the fair market value of our common stock on the date of grant, as adjusted for anticipated forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets. Vesting provisions range from 0 to 1,030,000 shares based on performance targets. As of June 30, 2009, we estimate vesting of 1,030,000 shares based on expected achievement of performance targets.

4. Derivative Instruments and Hedges
     Our risk management and derivatives policy specifies the conditions under which we may enter into derivative contracts. See Notes 1 and 8 to our consolidated financial statements included in our 2008 Annual Report and Note 5 of this Quarterly Report for additional information on our purpose for entering into derivatives not designated as hedging instruments and our overall risk management strategies. We enter into forward exchange contracts to hedge our risks associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction. At June 30, 2009 and December 31, 2008, we had $566.4 million and $555.7 million, respectively, of notional amount in outstanding forward exchange contracts with third parties. At June 30, 2009, the length of forward exchange contracts currently in place ranged from 1 day to 20 months. Also as part of our risk management program, we enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. At both June 30, 2009 and December 31, 2008, we had $385.0 million of notional amount in outstanding interest rate swaps with third parties. All interest rate swaps are 100% effective. At June 30, 2009, the maximum remaining length of any interest rate swap contract in place was approximately 24 months.
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
     The fair value of forward exchange contracts not designated as hedging instruments are summarized below:

	June 30,	December 31,
(Amounts in thousands)	2009	2008
Current derivative assets	$9,922	$12,172
Noncurrent derivative assets	86	264
Current derivative liabilities	4,004	15,350
Noncurrent derivative liabilities	125	314
     The fair value of interest rate swaps in cash flow hedging relationships are summarized below:

	June 30,	December 31,
(Amounts in thousands)	2009	2008
Current derivative liabilities	$7,371	$8,213
Noncurrent derivative liabilities	490	2,407
     Current and noncurrent derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our condensed consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
     The impact of net changes in the fair values of forward exchange contracts not designated as hedging instruments are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2009	2008	2009	2008
Gain recognized in income	10,544	735	2,206	18,650
     The impact of net changes in the fair values of interest rate swaps in SFAS No. 133 cash flow hedging relationships are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2009	2008	2009	2008
(Loss) gain reclassified from accumulated other comprehensive income into income for settlements, net of tax	(1,399)	1,283	(2,667)	1,256
(Loss) gain recognized in other comprehensive income, net of tax	(446)	4,136	(830)	737
     Gains and losses recognized in our condensed consolidated statements of income for forward exchange contracts and interest rate swaps are classified as other income (expense), net, and interest expense, respectively.

5. Fair Value
     Our financial instruments are presented at fair value in our condensed consolidated balance sheets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models may be applied. Assets and liabilities recorded at fair value in our condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Hierarchical levels are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities. Recurring fair value measurements are limited to investments in derivative instruments and some equity securities. The fair value measurements of our derivative instruments are determined using models that maximize the use of the observable market inputs including interest rate curves and both forward and spot prices for currencies, and are classified as Level II under the fair value hierarchy. The fair values of our derivatives are included above in Note 4. The fair value measurements of our investments in equity securities are determined using quoted market prices. The fair values of our investments in equity securities, and changes thereto, are immaterial to our condensed consolidated financial position and results of operations.
     As discussed in Note 2 above, a liability of $4.4 million was recognized as an estimate of the acquisition date fair value of the contingent consideration. This liability is classified as Level III under the fair value hierarchy as it is based on the weighted probability as of the date of the acquisition of achievement of performance metrics, which is not observable in the market. As of June 30, 2009, there has been no material change in this liability.
6. Debt
     Debt, including capital lease obligations, consisted of:

	June 30,	December 31,
(Amounts in thousands)	2009	2008
Term Loan, interest rate of 2.12% in 2009 and 2.99% in 2008	$546,857	$549,697
Capital lease obligations and other	24,121	23,651

Debt and capital lease obligations	570,978	573,348
Less amounts due within one year	28,344	27,731

Total debt due after one year	$542,634	$545,617

Credit Facilities
     Our credit facilities, as amended, are comprised of a $600.0 million term loan expiring on August 10, 2012 and a $400.0 million revolving line of credit, which can be utilized to provide up to $300.0 million in letters of credit, expiring on August 10, 2012. We hereinafter refer to these credit facilities collectively as our Credit Facilities. At both June 30, 2009 and December 31, 2008, we had no amounts outstanding under the revolving line of credit. We had outstanding letters of credit of $112.1 million and $104.2 million at June 30, 2009 and December 31, 2008, respectively, which reduced borrowing capacity to $287.9 million and $295.8 million, respectively. The interbank market for our Term Loan implied a fair value of approximately $525 million at June 30, 2009 and $495 million at December 31, 2008, as compared with a carrying value of $546.9 million and $549.7 million at June 30, 2009 and December 31, 2008, respectively.
     Borrowings under our Credit Facilities bear interest at a rate equal to, at our option, either (1) the base rate (which is based on the greater of the prime rate most recently announced by the administrative agent under our Credit Facilities or the Federal Funds rate plus 0.50%) or (2) London Interbank Offered Rate (“LIBOR”) plus an applicable margin determined by reference to the ratio of our total debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), which as of June 30, 2009 was 0.875% and 1.50% for borrowings under our revolving line of credit and term loan, respectively.
     We may prepay loans under our Credit Facilities in whole or in part, without premium or penalty. During the three and six months ended June 30, 2009, we made scheduled repayments under our Credit Facilities of $1.4 million and $2.8 million, respectively. We have scheduled repayments under our Credit Facilities of $1.4 million due in each of the next four quarters.

European Letter of Credit Facility
     On September 14, 2007, we entered into a 364-day unsecured European Letter of Credit Facility (“European LOC Facility”), to issue letters of credit in an aggregate face amount not to exceed €150.0 million at any time. The initial commitment of €80.0 million was increased to €110.0 million upon renewal in September 2008. The aggregate commitment of the European LOC Facility may be increased up to €150.0 million as may be agreed among the parties, and may be decreased by us at our option without any premium, fee or penalty. The European LOC Facility is used for contingent obligations solely in respect of surety and performance bonds, bank guarantees and similar obligations. We had outstanding letters of credit drawn on the European LOC Facility of €82.9 million ($116.3 million) and €104.0 million ($145.2 million) as of June 30, 2009 and December 31, 2008, respectively. We pay certain fees for the letters of credit written against the European LOC Facility based upon the ratio of our total debt to consolidated EBITDA. As of June 30, 2009, the annual fees equaled 0.875% plus a fronting fee of 0.1%.
7. Realignment Program
     In February 2009, we announced our plan to incur up to $40 million in realignment costs to reduce and optimize certain non-strategic manufacturing facilities and our overall cost structure by improving our operating efficiency, reducing redundancies, maximizing global consistency and driving improved financial performance (the “Realignment Program”). The Realignment Program consists of both restructuring and non-restructuring costs. Restructuring charges represent charges associated with the relocation of certain business activities, outsourcing of some business activities and facility closures. Non-restructuring charges, which represent the majority of the Realignment Program, are charges incurred to improve operating efficiency and reduce redundancies and primarily represent employee severance. All expenses under the Realignment Program are expected to be recognized during 2009. Expenses are reported in cost of sales (“COS”) or selling, general and administrative expense (“SG&A”), as applicable, in our condensed consolidated statement of income.
Restructuring Charges
     Restructuring charges include costs related to employee severance at closed facilities, contract termination costs, asset write-downs and other exit costs. Severance costs primarily include costs associated with involuntary termination benefits. Contract termination costs include costs related to termination of operating leases or other contract termination costs. Asset write-downs include accelerated depreciation of fixed assets, accelerated amortization of intangible assets and inventory write-downs. Other includes costs related to employee relocation, asset relocation, vacant facility costs (i.e., taxes and insurance) and other charges.

     Restructuring charges incurred for the three and six months ended June 30, 2009 and total restructuring charges expected to be incurred are as follows:

		Contract	Asset
(Amounts in thousands)	Severance	termination	write-downs	Other	Total
Three Months ended June 30, 2009
COS
Flowserve Pump Division	$1,826	$—	$4,281	$333	$6,440
Flow Control Division	122	—	360	—	482
Flow Solutions Division	575	33	—	42	650
SG&A
Flowserve Pump Division	—	—	—	—	—
Flow Control Division	152	—	—	—	152
Flow Solutions Division	127	—	—	—	127

Total	$2,802	$33	$4,641	$375	$7,851

Six Months ended June 30, 2009 (1)
COS
Flowserve Pump Division	$3,489	$—	$4,400	$333	$8,222
Flow Control Division	122	—	360	—	482
Flow Solutions Division	575	33	—	42	650
SG&A
Flowserve Pump Division	215	—	—	—	215
Flow Control Division	152	—	—	—	152
Flow Solutions Division	127	—	—	—	127

Total	$4,680	$33	$4,760	$375	$9,848

Total Expected Restructuring Charges for 2009
COS
Flowserve Pump Division	$3,521	$842	$5,825	$4,173	$14,361
Flow Control Division	122	—	360	—	482
Flow Solutions Division	576	197	—	414	1,187
SG&A
Flowserve Pump Division	215	—	—	—	215
Flow Control Division	152	—	—	—	152
Flow Solutions Division	127	—	—	—	127

Total	$4,713	$1,039	$6,185	$4,587	$16,524

(1)	Charges for the six months ended June 30, 2009 are equal to charges incurred from inception of the program as the program began in 2009.
     The following represents the activity related to the restructuring reserve:

		Contract
(Amounts in thousands)	Severance	Termination	Other	Total
Balance at December 31, 2008	$—	$—	$—	$—
Charges	1,878	—	—	1,878

Balance at March 31, 2009	1,878	—	—	1,878

Charges	2,802	33	375	3,210
Cash Expenditures	(1,067)	(33)	(289)	(1,389)

Balance at June 30, 2009	$3,613	$—	$86	$3,699

Total Realignment Program Charges
     The following is a summary of total charges incurred related to the Realignment Program:
Three Months Ended June 30, 2009

				Subtotal —
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in millions)	Pump	Control	Solutions	Segments	All Other	Total
Restructuring Charges
COS	$6.4	$0.5	$0.7	$7.6	$—	$7.6
SG&A	—	0.2	0.1	0.3	—	0.3

	$6.4	$0.7	$0.8	$7.9	$—	$7.9

Non-Restructuring Charges
COS	$1.1	$2.9	$0.6	$4.6	$—	$4.6
SG&A	2.1	3.5	1.4	7.0	0.1	7.1

	$3.2	$6.4	$2.0	$11.6	$0.1	$11.7

Total Realignment Program Charges
COS	$7.5	$3.4	$1.3	$12.2	$—	$12.2
SG&A	2.1	3.7	1.5	7.3	0.1	7.4

	$9.6	$7.1	$2.8	$19.5	$0.1	$19.6

Six Months Ended June 30, 2009

				Subtotal —
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in millions)	Pump	Control	Solutions	Segments	All Other	Total
Restructuring Charges
COS	$8.2	$0.5	$0.7	$9.4	$—	$9.4
SG&A	0.2	0.2	0.1	0.5	—	0.5

	$8.4	$0.7	$0.8	$9.9	$—	$9.9

Non-Restructuring Charges
COS	$2.0	$3.2	$3.7	$8.9	$—	$8.9
SG&A	2.6	3.8	4.1	10.5	0.3	10.8

	$4.6	$7.0	$7.8	$19.4	$0.3	$19.7

Total Realignment Program Charges
COS	$10.2	$3.7	$4.4	$18.3	$—	$18.3
SG&A	2.8	4.0	4.2	11.0	0.3	11.3

	$13.0	$7.7	$8.6	$29.3	$0.3	$29.6

     The following is a summary of total charges expected to be incurred related to the Realignment Program:
Total Expected Charges for 2009

				Subtotal —
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in millions)	Pump	Control	Solutions	Segments	All Other	Total
Total Expected Restructuring Charges
COS	$14.4	$0.5	$1.2	$16.1	$—	$16.1
SG&A	0.2	0.2	0.1	0.5	—	0.5

	$14.6	$0.7	$1.3	$16.6	$—	$16.6

Total Expected Non-restructuring Charges
COS	$3.3	$4.2	$4.5	$12.0	$0.1	$12.1
SG&A	2.6	3.9	4.1	10.6	0.3	10.9

	$5.9	$8.1	$8.6	$22.6	$0.4	$23.0

Expected Total Realignment Program Charges
COS	$17.7	$4.7	$5.7	$28.1	$0.1	$28.2
SG&A	2.8	4.1	4.2	11.1	0.3	11.4

	$20.5	$8.8	$9.9	$39.2	$0.4	$39.6

8. Inventories
     Inventories are stated at lower of cost or market. Cost is determined by the first-in, first-out method. Inventories, net consisted of the following:

	June 30,	December 31,
(Amounts in thousands)	2009	2008
Raw materials	$270,623	$241,953
Work in process	757,956	635,490
Finished goods	261,860	264,746
Less: Progress billings	(336,361)	(250,289)
Less: Excess and obsolete reserve	(62,468)	(57,288)

Inventories, net	$891,610	$834,612

9. Equity Method Investments
     As of June 30, 2009, we had investments in seven joint ventures (one located in each of China, Japan, Korea, Saudi Arabia and the United Arab Emirates and two located in India) that were accounted for using the equity method. Summarized below is combined income statement information, based on the most recent financial information, for those investments:

	Three Months Ended June 30,
(Amounts in thousands)	2009	2008
Revenues	$52,255	$84,595
Gross profit	17,988	23,682
Income before provision for income taxes	12,729	17,042
Provision for income taxes	(3,961)	(5,074)

Net income	$8,768	$11,968

	Six Months Ended June 30,
(Amounts in thousands)	2009	2008 (1)
Revenues	$113,022	$187,822
Gross profit	41,116	53,702
Income before provision for income taxes	29,155	38,307
Provision for income taxes	(9,177)	(11,675)

Net income	$19,978	$26,632

(1)	As discussed in Note 2, effective March 1, 2008, we purchased the remaining 50% interest in Niigata, resulting in the full consolidation of Niigata as of that date. Prior to this transaction, our 50% interest was recorded using the equity method of accounting. As a result, Niigata’s income statement information presented herein includes only the first two months of 2008.
     The provision for income taxes is based on the tax laws and rates in the countries in which our investees operate. The tax jurisdictions vary not only by their nominal rates, but also by the allowability of deductions, credits and other benefits. Our share of net income is reflected in our condensed consolidated statements of income.
10. Earnings Per Share
     As discussed in Note 1, effective January 1, 2009, we adopted FSP No. EITF 03-6-1. We have retrospectively adjusted earnings per common share for all prior periods presented. We now use the “two-class” method of computing earnings per share. The “two-class” method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security as if all earnings for the period had been distributed. Unvested restricted share awards that earn non-forfeitable dividend rights qualify as participating securities and, accordingly, are now included in the basic computation as such. Our unvested restricted shares participate on an equal basis with common shares; therefore, there is no difference in undistributed earnings allocated to each participating security. Accordingly, the presentation below is prepared on a combined basis and is presented as earnings per common share. Previously, such unvested restricted shares were not included as outstanding within basic earnings per common share and were included in diluted earnings per common share pursuant to the treasury stock method. The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating basic net earnings per common share.
     Earnings per weighted average common share outstanding was calculated as follows:

	Three Months Ended June 30,
(Amounts in thousands, except per share data)	2009	2008
Net earnings of Flowserve Corporation	$108,218	$122,864
Dividends on restricted shares not expected to vest	5	7

Earnings attributable to common and participating shareholders	$108,223	$122,871

Weighted average shares:
Common stock	55,460	56,962
Participating securities	442	551

Denominator for basic earnings per common share	55,902	57,513
Effect of potentially dilutive securities	496	329

Denominator for diluted earnings per common share	56,398	57,842

Earnings per common share:
Basic	$1.94	$2.14
Diluted	1.92	2.12

	Six Months Ended June 30,
(Amounts in thousands, except per share data)	2009	2008
Net earnings of Flowserve Corporation	$200,525	$210,931
Dividends on restricted shares not expected to vest	13	18

Earnings attributable to common and participating shareholders	$200,538	$210,949

Weighted average shares:
Common stock	55,489	56,926
Participating securities	443	568

Denominator for basic earnings per common share	55,932	57,494
Effect of potentially dilutive securities	429	365

Denominator for diluted earnings per common share	56,361	57,859

Earnings per common share:
Basic	$3.59	$3.67
Diluted	3.56	3.65
     Diluted earnings per share above is based upon the weighted average number of shares as determined for basic earnings per share plus shares potentially issuable in conjunction with stock options, restricted share units and performance share units.
     For the three and six months ended both June 30, 2009 and 2008, we had no options to purchase common stock that were excluded from the computation of potentially dilutive securities.
     We have retrospectively adjusted the prior period to reflect the results that would have been reported had we applied the provisions of FSP No. EITF 03-6-1 for computing earnings per common share for all periods presented. The effects of the change as it relates to our earnings per common share are as follows:

	Three Months Ended June 30, 2008
	Basic	Diluted
As previously reported	$2.16	$2.13
Effect of adoption of FSP No. EITF 03-6-1	(0.02)	(0.01)

As retrospectively adjusted	$2.14	$2.12

	Six Months Ended June 30, 2008
	Basic	Diluted
As previously reported	$3.71	$3.66
Effect of adoption of FSP No. EITF 03-6-1	(0.04)	(0.01)

As retrospectively adjusted	$3.67	$3.65

11. Legal Matters and Contingencies
Asbestos-Related Claims
     We are a defendant in a number of pending lawsuits (which include, in many cases, multiple claimants) that seek to recover damages for personal injury allegedly caused by exposure to asbestos-containing products manufactured and/or distributed by us in the past. While the overall number of asbestos-related claims has generally declined in recent years, there can be no assurance that this trend will continue, or that the average cost per claim will not increase. Asbestos-containing materials incorporated into any such products were primarily encapsulated and used as components of process equipment, and we do not believe that any significant emission of asbestos-containing fibers occurred during the use of this equipment. We believe that a high percentage of the claims are covered by applicable insurance or indemnities from other companies.

Shareholder Litigation
     In 2003, related lawsuits were filed in federal court in the Northern District of Texas, alleging that we violated federal securities laws. After these cases were consolidated, the lead plaintiff amended its complaint several times. The lead plaintiff’s last pleading was the fifth consolidated amended complaint (the “Complaint”). The Complaint alleged that federal securities violations occurred between February 6, 2001 and September 27, 2002 and named as defendants our company, C. Scott Greer, our former Chairman, President and Chief Executive Officer, Renee J. Hornbaker, our former Vice President and Chief Financial Officer, PricewaterhouseCoopers LLP, our independent registered public accounting firm, and Banc of America Securities LLC and Credit Suisse First Boston LLC, which served as underwriters for our two public stock offerings during the relevant period. The Complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rule 10b-5 thereunder, and Sections 11 and 15 of the Securities Act of 1933 (the “Securities Act”). The lead plaintiff sought unspecified compensatory damages, forfeiture by Mr. Greer and Ms. Hornbaker of unspecified incentive-based or equity-based compensation and profits from any stock sales and recovery of costs. By orders dated November 13, 2007 and January 4, 2008, the District Court denied the plaintiffs’ motion for class certification and granted summary judgment in favor of the defendants on all claims. The plaintiffs appealed both rulings to the federal Fifth Circuit Court of Appeals (“Court of Appeals”), and on June 19, 2009, the Court of Appeals issued an opinion vacating the District Court’s denial of class certification, reversing in part and vacating in part the District Court’s entry of summary judgment, and remanding the case to the District Court for further proceedings consistent with the Court of Appeals’ opinion. As a result of the Court of Appeals’ opinion, the case will be returned to the District Court for further consideration of certain issues, including whether the plaintiffs can demonstrate that the case should be certified as a class action. We continue to believe we have valid defenses to the claims asserted, and we will continue to vigorously defend this case.
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
     Any self-reported violations of U.S. export control laws and regulations may result in civil or criminal penalties, including fines and/or other penalties. We are currently unable to definitively determine the full extent or nature or total amount of penalties to which we might be subject as a result of any such self-reported violations of the U.S. export control laws and regulations. However, based on our current information and analysis, which remains subject to change pending further developments, we presently believe that this matter will be resolved without material adverse impact on our company.
Other
     We are currently involved as a potentially responsible party at three former public waste disposal sites that may be subject to remediation under pending government procedures. The sites are in various stages of evaluation by federal and state environmental authorities. The projected cost of remediation at these sites, as well as our alleged “fair share” allocation, will remain uncertain until all studies have been completed and the parties have either negotiated an amicable resolution or the matter has been judicially resolved. At each site, there are many other parties who have similarly been identified, and the identification and location of additional parties is continuing under applicable federal or state law. Many of the other parties identified are financially strong and solvent companies that appear able to pay their share of the remediation costs. Based on our information about the waste disposal practices at these sites and the environmental regulatory process in general, we believe that it is likely that ultimate remediation liability costs for each site will be apportioned among all liable parties, including site owners and waste transporters, according to the volumes and/or toxicity of the wastes shown to have been disposed of at the sites. We believe that our exposure for existing disposal sites will not be material.
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

12. Retirement and Postretirement Benefits
     Components of the net periodic cost for retirement and postretirement benefits for the three months ended June 30, 2009 and 2008 were as follows:

	U.S.		Non-U.S.		Postretirement
	Defined Benefit Plans		Defined Benefit Plans		Medical Benefits
(Amounts in millions)	2009	2008	2009	2008	2009	2008
Service cost	$5.0	$4.2	$0.9	$0.9	$—	$—
Interest cost	4.7	4.5	2.9	3.4	0.5	1.1
Expected return on plan assets	(5.4)	(5.4)	(1.0)	(1.5)	—	—
Amortization of unrecognized net loss (gain)	1.6	1.1	0.6	(0.1)	(0.9)	0.1
Amortization of prior service benefit	(0.3)	(0.4)	—	0.2	(0.4)	(0.7)

Net periodic cost (gain) recognized	$5.6	$4.0	$3.4	$2.9	$(0.8)	$0.5

     Components of the net periodic cost for retirement and postretirement benefits for the six months ended June 30, 2009 and 2008 were as follows:

	U.S.		Non-U.S.		Postretirement
	Defined Benefit Plans		Defined Benefit Plans		Medical Benefits
(Amounts in millions)	2009	2008	2009	2008	2009	2008
Service cost	$9.2	$8.6	$1.9	$1.8	$—	$—
Interest cost	9.6	8.9	5.8	6.9	1.2	2.0
Expected return on plan assets	(11.1)	(10.1)	(2.1)	(2.9)	—	—
Amortization of unrecognized net loss	3.3	2.2	1.2	—	(1.5)	0.1
Amortization of prior service benefit	(0.6)	(0.7)	—	0.2	(0.9)	(1.3)

Net periodic cost recognized	$10.4	$8.9	$6.8	$6.0	$(1.2)	$0.8

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
     On February 26, 2008 our Board of Directors authorized a program to repurchase up to $300.0 million of our outstanding common stock over an unspecified time period. The program commenced in the second quarter of 2008, and we repurchased 131,500 shares for $9.1 million and 281,500 shares for $16.2 million during the three and six months ended June 30, 2009, respectively. To date, we have repurchased a total of 2.0 million shares for $181.2 million under this program.
14. Income Taxes
     For the three months ended June 30, 2009, we earned $149.2 million before taxes and provided for income taxes of $40.6 million, resulting in an effective tax rate of 27.2%. For the six months ended June 30, 2009, we earned $278.0 million before taxes and provided for income taxes of $76.6 million, resulting in an effective tax rate of 27.5%. The effective tax rate varied from the U.S. federal statutory rate for both the three and six months ended June 30, 2009 primarily due to the net impact of foreign operations.
     For the three months ended June 30, 2008, we earned $161.8 million before taxes and provided for income taxes of $38.2 million, resulting in an effective tax rate of 23.6%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended June, 2008 primarily due to the net favorable impact of foreign operations, a favorable tax ruling in Luxembourg of $2.7 million and net changes in uncertain tax positions of $6.3 million. For the six months ended June 30, 2008, we earned $287.6 million before taxes and provided for income taxes of $75.3 million, resulting in an effective tax rate of 26.2%. The effective tax rate varied from the U.S. federal statutory rate for the six months ended June 30, 2008 primarily due to the net favorable impact of foreign operations, a favorable tax ruling in Luxembourg of $2.7 million and net changes in uncertain tax positions of $6.3 million.

     As of June 30, 2009, the amount of unrecognized tax benefits has increased by $5.3 million from December 31, 2008, due primarily to interest on prior year positions and currency translation adjustments. With limited exception, we are no longer subject to U.S. federal, state and local income tax audits for years through 2004 or non-U.S. income tax audits for years through 2003. We are currently under examination for various years in Argentina, France, Germany, India, Italy, Japan, the United States and Venezuela.
     It is reasonably possible that within the next 12 months the effective tax rate will be impacted by the resolution of some or all of the matters audited by various taxing authorities. It is also reasonably possible that we will have the statute of limitations close in various taxing jurisdictions within the next 12 months. As such, we estimate we could record a reduction in our tax expense of up to approximately $14.2 million.
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
Three Months Ended June 30, 2009

				Subtotal —
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in thousands)	Pump	Control	Solutions	Segments	All Other	Total
Sales to external customers	$659,278	$300,904	$129,387	$1,089,569	$830	$1,090,399
Intersegment sales	569	1,584	15,334	17,487	(17,487)	—
Segment operating income	113,756	46,777	28,519	189,052	(30,299)	158,753
Three Months Ended June 30, 2008

				Subtotal —
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in thousands)	Pump	Control	Solutions	Segments	All Other	Total
Sales to external customers	$632,634	$368,593	$155,115	$1,156,342	$1,263	$1,157,605
Intersegment sales	590	1,635	18,915	21,140	(21,140)	—
Segment operating income	103,683	62,878	37,906	204,467	(32,137)	172,330

Six Months Ended June 30, 2009

				Subtotal —
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in thousands)	Pump	Control	Solutions	Segments	All Other	Total
Sales to external customers	$1,258,161	$596,912	$257,799	$2,112,872	$2,253	$2,115,125
Intersegment sales	1,287	2,730	30,648	34,665	(34,665)	—
Segment operating income	217,333	94,360	49,219	360,912	(55,022)	305,890
Six Months Ended June 30, 2008

				Subtotal —
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in thousands)	Pump	Control	Solutions	Segments	All Other	Total
Sales to external customers	$1,193,169	$667,394	$287,719	$2,148,282	$2,642	$2,150,924
Intersegment sales	1,165	3,152	36,905	41,222	(41,222)	—
Segment operating income	182,168	106,007	64,829	353,004	(61,359)	291,645

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
EXECUTIVE OVERVIEW
     We are an established industry leader with a strong product portfolio of pumps, valves, seals, automation and aftermarket services in support of global infrastructure industries, including oil and gas, chemical, power generation and water management, as well as general industrial markets where our products add value. Our products are integral to the movement, control and protection of the flow of materials in our customers’ critical processes. We currently employ approximately 15,000 employees in more than 55 countries who are focused on key strategies that reach across the business. Our business model is influenced by the capital spending of these industries for the placement of new products into service and aftermarket services for existing operations. The worldwide installed base of our products is an important source of aftermarket revenue, where products are expected to ensure the maximum operating time of many key industrial processes. Over the past several years, we have invested significantly in our aftermarket strategy to provide local support to maximize our customers’ investment in our offerings, as well as to provide business stability during various economic periods. The aftermarket business, which is served by more than 150 of our Quick Response Centers (“QRCs”) located around the globe, provides a variety of service offerings for our customers including spare parts, service solutions, product life cycle solutions and other value added services, and is generally a higher margin business and a key component to our profitable growth strategy.
     We experienced favorable conditions in much of 2008 in our key industries, which moderated in the last quarter of 2008 and the first quarter of 2009. In the second quarter of 2009, we experienced some stabilization in business conditions. We have not experienced a significant level of cancellations in our backlog. The overall demand for our products and services reflects continuing investments in oil and gas, capacity expansion and upgrade projects in power generation, global infrastructure growth in desalination, chemical manufacturing expansion in certain developing regions and aftermarket opportunities, including optimization projects of continuing operations. Overall global demand growth in our key industries was impacted by moderate growth in the developing markets offset by weakness in the mature markets.
     The global demand growth over the past several years has provided us the opportunity to increase our installed base of new products and drive recurring aftermarket business. We continue to build on our geographic breadth through our QRC network with the goal to be positioned as near to our customers as possible for service and support in order to capture this important aftermarket business. Although we have experienced strong demand for our products and services in recent years, we continue to face challenges affecting many companies in our industry with a significant multinational presence, such as economic, political and other risks.
     Along with ensuring that we have the local capability to sell, install and service our equipment in remote regions, it is equally imperative to continuously improve our global operations. We continue to expand our global supply chain capability to meet global customer demands and ensure the quality and timely delivery of our products. Significant efforts are underway to improve the supply chain processes across our divisions to find areas of synergy and cost reduction. In addition, we are improving our supply chain management capability to ensure it can meet global customer demands. We continue to focus on improving on-time delivery and quality, while reducing warranty costs as a percentage of sales across our global operations, through the assistance of a focused Continuous Improvement Process (“CIP”) initiative. The goal of the CIP initiative, which includes lean manufacturing, six sigma business management strategy and value engineering, is to maximize service fulfillment to customers through on-time delivery, reduced cycle time and quality at the highest internal productivity. This program is a key factor in our margin improvement plans.
     Ongoing effects of global financial markets and banking systems disruptions continue to make credit and capital markets difficult for companies to access, and have generally driven up the costs of newly raised debt. We continue to monitor and evaluate the implications of these factors on our current business and the state of the global economy. While we believe that these financial market disruptions have not directly had a disproportionate adverse impact on our financial position, results of operations or liquidity as of June 30, 2009, continuing volatility in the credit and capital markets could potentially materially impair our and our customers’ ability to access these markets and increase associated costs. There can be no assurance that we will not be materially adversely affected by these financial market disruptions and the global economic recession as economic events and circumstances continue to evolve. Only 1% of our term loan is due to mature in each of 2009 and 2010, and after the effects of $385.0 million of notional interest rate swaps, approximately 70% of our term debt was at fixed rates at June 30, 2009. Our revolving line of credit and our European Letter of Credit Facility are committed and are held by a diversified group of financial institutions. Our cash balance decreased by $220.5 million to $251.5 million as of June 30, 2009 as compared with December 31, 2008. The cash draw was anticipated based on planned significant cash uses in the six months ended June 30, 2009, including approximately $115 million in long-term and broad-based annual incentive program payments related to prior period performance, $64.3 million in capital expenditures, $29.1 million in dividend payments, a $25.0 million contribution to our U.S. pension plan, $16.2 million of share repurchases and the funding of increased working capital requirements, as well as $28.4 million for the acquisition of Calder AG. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. See the “Liquidity and Capital Resources” section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.
RESULTS OF OPERATIONS — Three and six months ended June 30, 2009 and 2008
     Throughout our discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects by translating current year results on a monthly basis at prior year exchange rates for the same periods.
     As discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, FPD acquired Calder AG, a Swiss supplier of energy recovery technology, effective April 21, 2009, and Calder AG’s results of operations have been consolidated since the date of acquisition. Additionally, FPD acquired the remaining 50% interest in Niigata, a Japanese manufacturer of pumps and other rotating equipment, effective March 1, 2008. The incremental interest acquired was accounted for as a step acquisition and Niigata’s results of operations have been consolidated since the date of acquisition. Prior to this transaction, our 50% interest in Niigata was recorded using the equity method of accounting. No pro forma information has been provided for either acquisition due to immateriality.
     As discussed in Note 7 to our condensed consolidated financial statements included in this Quarterly Report, in February 2009, we announced our Realignment Program to incur up to $40 million in realignment costs to reduce and optimize certain non-strategic manufacturing facilities and our overall cost structure by improving our operating efficiency, reducing redundancies, maximizing global consistency and driving improved financial performance. The Realignment Program consists of both restructuring and non-restructuring costs. Restructuring charges represent charges associated with the relocation of certain business activities, outsourcing of some business activities and facility closures. Non-restructuring charges, which represent the majority of the Realignment Program, are charges incurred to improve operating efficiency and reduce redundancies, which includes a reduction in headcount. Expenses are reported in COS or SG&A, as applicable, in our condensed consolidated statement of income.
     The following is a summary of Realignment Program charges included in operating income for the three and six months ended June 30, 2009:
Three Months Ended June 30, 2009

				Subtotal —
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in millions)	Pump	Control	Solutions	Segments	All Other	Total
Restructuring Charges
COS	$6.4	$0.5	$0.7	$7.6	$—	$7.6
SG&A	—	0.2	0.1	0.3	—	0.3

	$6.4	$0.7	$0.8	$7.9	$—	$7.9

Non-Restructuring Charges
COS	$1.1	$2.9	$0.6	$4.6	$—	$4.6
SG&A	2.1	3.5	1.4	7.0	0.1	7.1

	$3.2	$6.4	$2.0	$11.6	$0.1	$11.7

Total Realignment Program Charges
COS	$7.5	$3.4	$1.3	$12.2	$—	$12.2
SG&A	2.1	3.7	1.5	7.3	0.1	7.4

	$9.6	$7.1	$2.8	$19.5	$0.1	$19.6

Six Months Ended June 30, 2009

				Subtotal —
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in millions)	Pump	Control	Solutions	Segments	All Other	Total
Restructuring Charges
COS	$8.2	$0.5	$0.7	$9.4	$—	$9.4
SG&A	0.2	0.2	0.1	0.5	—	0.5

	$8.4	$0.7	$0.8	$9.9	$—	$9.9

Non-Restructuring Charges
COS	$2.0	$3.2	$3.7	$8.9	$—	$8.9
SG&A	2.6	3.8	4.1	10.5	0.3	10.8

	$4.6	$7.0	$7.8	$19.4	$0.3	$19.7

Total Realignment Program Charges
COS	$10.2	$3.7	$4.4	$18.3	$—	$18.3
SG&A	2.8	4.0	4.2	11.0	0.3	11.3

	$13.0	$7.7	$8.6	$29.3	$0.3	$29.6

     The following is a summary of total expected Realignment Program charges:
Total Expected Charges for 2009

				Subtotal —
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in millions)	Pump	Control	Solutions	Segments	All Other	Total
Total Expected Restructuring Charges
COS	$14.4	$0.5	$1.2	$16.1	$—	$16.1
SG&A	0.2	0.2	0.1	0.5	—	0.5

	$14.6	$0.7	$1.3	$16.6	$—	$16.6

Total Expected Non-restructuring Charges
COS	$3.3	$4.2	$4.5	$12.0	$0.1	$12.1
SG&A	2.6	3.9	4.1	10.6	0.3	10.9

	$5.9	$8.1	$8.6	$22.6	$0.4	$23.0

Expected Total Realignment Program Charges
COS	$17.7	$4.7	$5.7	$28.1	$0.1	$28.2
SG&A	2.8	4.1	4.2	11.1	0.3	11.4

	$20.5	$8.8	$9.9	$39.2	$0.4	$39.6

     Based on actions under our Realignment Program, we have realized cost savings of approximately $7 million through June 30, 2009, and we expect to realize total cost savings in 2009 of approximately $29 million. Upon completion of the Realignment Program, we expect annual cost savings of approximately $56 million. Approximately two-thirds of savings were and will be realized in COS and the remainder in SG&A.
     Most of the charges presented above are expected to be paid in cash in 2009, except for asset write-downs, which are non-cash restructuring charges. Asset write-down charges (including accelerated depreciation of fixed assets, accelerated amortization of intangible assets and inventory write-downs) of $0.2 million and $4.6 million were recorded during the three months ended March 31, 2009 and June 30, 2009, respectively. Additional asset write-down charges of $1.4 million are expected to be recorded during the remainder of 2009.

Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended June 30,
(Amounts in millions)	2009	2008

Bookings	$1,036.0	$1,310.6
Sales	1,090.4	1,157.6

	Six Months Ended June 30,
(Amounts in millions)	2009	2008

Bookings	$1,999.1	$2,740.0
Sales	2,115.1	2,150.9
     We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacture, service or support. Bookings for the three months ended June 30, 2009 decreased by $274.6 million, or 21.0%, as compared with the same period in 2008. The decrease includes negative currency effects of approximately $106 million. The decrease is attributable to declines in original equipment bookings in FPD, including $21.5 million of thruster orders recorded in the same period in 2008 that did not recur, and FSD and decreased chemical and general industries markets and distributor business in FCD. These decreases are primarily related to declines in the oil and gas, chemical and general industries and reflect our customers’ responses to concerns regarding ongoing effects of credit and capital markets disruptions, global economic conditions and declines in oil and gas prices as compared with 2008.
     Bookings for the six months ended June 30, 2009 decreased by $740.9 million, or 27.0%, as compared with the same period in 2008. The decrease includes negative currency effects of approximately $227 million. The decrease is primarily attributable to declines in original equipment bookings in FPD and FSD, including $95.5 million of thruster orders recorded by FPD in the same period in 2008 that did not recur and declines in the chemical and general industries markets and distributor business in FCD. These decreases are primarily attributable to declines in the oil and gas, general and chemical industries and reflect our customers’ responses to concerns regarding ongoing effects of credit and capital markets disruptions, global economic conditions and declines in oil and gas prices as compared with 2008.
     Sales for the three months ended June 30, 2009 decreased by $67.2 million, or 5.8%, as compared with the same period in 2008. The decrease includes negative currency effects of approximately $110 million. The overall net decrease is attributable to decreased chemical and general industries markets and distributor business in FCD, decreased aftermarket sales by FPD and decreased original equipment sales by FSD, partially offset by increased original equipment sales by FPD. Net sales to international customers, including export sales from the U.S., were approximately 74% of consolidated sales for the three months ended June 30, 2009, as compared with approximately 69% for the same period in 2008.
     Sales for the six months ended June 30, 2009 decreased by $35.8 million, or 1.7%, as compared with the same period in 2008. The decrease includes negative currency effects of approximately $230 million. The overall net decrease is primarily attributable to decreased chemical and general industries markets and distributor business in FCD, decreased aftermarket sales by FPD and decreased original equipment sales by FSD, partially offset by increased original equipment sales by FPD. Net sales to international customers, including export sales from the U.S., were approximately 71% of consolidated sales for the six months ended June 30, 2009, as compared with approximately 68% for the same period in 2008.
     Backlog represents the value of aggregate uncompleted customer orders. Backlog of $2,714.8 million at June 30, 2009 decreased by $110.3 million, or 3.9%, as compared with December 31, 2008. Currency effects provided an increase of approximately $35 million. The decrease includes the impact of cancellations of $19.0 million of orders booked during the prior year. The acquisition of Calder AG resulted in a $4.3 million increase in backlog.
Gross Profit and Gross Profit Margin

	Three Months Ended June 30,
(Amounts in millions)	2009	2008

Gross profit	$386.3	$418.0
Gross profit margin	35.4%	36.1%

	Six Months Ended June 30,
(Amounts in millions)	2009	2008

Gross profit	$754.1	$763.8
Gross profit margin	35.7%	35.5%
     Gross profit for the three months ended June 30, 2009 decreased by $31.7 million, or 7.6%, as compared with the same period in 2008. The decrease includes the effect of $12.2 million in charges resulting from our Realignment Program in 2009. Gross profit margin for the three months ended June 30, 2009 of 35.4% decreased from 36.1% for the same period in 2008. The decrease is primarily attributable to charges resulting from our Realignment Program and a sales mix shift toward lower margin original equipment by FPD, partially offset by sales mix shifts toward higher margin aftermarket sales by FCD and FSD.
     Gross profit for the six months ended June 30, 2009 decreased by $9.7 million, or 1.3%, as compared with the same period in 2008. The decrease includes the effect of $18.3 million in charges resulting from our Realignment Program in 2009. Gross profit margin for the six months ended June 30, 2009 of 35.7% was comparable to the same period in 2008. A sales mix shift toward higher margin aftermarket sales by FCD and FSD and improved pricing on original equipment orders booked by FPD in late 2007 and early 2008 were offset by charges resulting from our Realignment Program and a sales mix shift toward lower margin original equipment by FPD.
Selling, General and Administrative Expense (“SG&A”)

	Three Months Ended June 30,
(Amounts in millions)	2009	2008

SG&A	$231.3	$250.2
SG&A as a percentage of sales	21.2%	21.6%

	Six Months Ended June 30,
(Amounts in millions)	2009	2008

SG&A	$456.7	$482.7
SG&A as a percentage of sales	21.6%	22.4%
     SG&A for the three months ended June 30, 2009 decreased by $18.9 million, or 7.6%, as compared with the same period in 2008. The decrease includes the effect of $7.4 million in charges resulting from our Realignment Program in 2009. Currency effects yielded a decrease of approximately $17 million. The decrease is due to recoveries of bad debts, decreased annual incentive compensation expense, decreased commissions and decreased travel, and was partially offset by charges resulting from our Realignment Program. Legal fees and accrued resolution costs related to shareholder litigation (see Note 11 to our condensed consolidated financial statements included in this Quarterly Report) were offset by other legal developments.
     SG&A for the six months ended June 30, 2009 decreased by $26.0 million, or 5.4%, as compared with the same period in 2008. The decrease includes the effect of $11.3 million in charges resulting from our Realignment Program in 2009. Currency effects yielded a decrease of approximately $36 million. The decrease is attributable to recoveries of bad debts, decreased annual incentive compensation expense, decreased commissions and decreased travel, and was partially offset by charges resulting from our Realignment Program. Legal fees and accrued resolution costs related to shareholder litigation (see Note 11 to our condensed consolidated financial statements included in this Quarterly Report) were offset by other legal developments.
Net Earnings from Affiliates

	Three Months Ended June 30,
(Amounts in millions)	2009	2008

Net earnings from affiliates	$3.8	$4.5

	Six Months Ended June 30,
(Amounts in millions)	2009	2008

Net earnings from affiliates	$8.5	$10.5
     Net earnings from affiliates represent our net income from investments in seven joint ventures (one located in each of China, Japan, Korea, Saudi Arabia and the United Arab Emirates and two located in India) that are accounted for using the equity method of accounting. Net earnings from affiliates for the three months ended June 30, 2009 decreased by $0.7 million, or 15.6%, as compared with the same period in 2008. The decrease in earnings is primarily attributable to an FCD joint venture in India, which was driven by a decline in oil and gas project sales.
     Net earnings from affiliates for the six months ended June 30, 2009 decreased by $2.0 million, or 19.0%, as compared with the same period in 2008. The decrease in earnings is primarily attributable to our FCD joint venture in India and the impact of the consolidation of Niigata in the first quarter of 2008 when we purchased the remaining 50% interest. As discussed above, effective March 1, 2008, we purchased the remaining 50% interest in Niigata, resulting in the full consolidation of Niigata as of that date. Prior to this transaction, our 50% interest was recorded using the equity method of accounting.
Operating Income and Operating Margin

	Three Months Ended June 30,
(Amounts in millions)	2009	2008

Operating income	$158.8	$172.3
Operating margin	14.6%	14.9%

	Six Months Ended June 30,
(Amounts in millions)	2009	2008

Operating income	$305.9	$291.6
Operating margin	14.5%	13.6%
     Operating income for the three months ended June 30, 2009 decreased by $13.5 million, or 7.8%, as compared with the same period in 2008. The decrease includes the effect of $19.6 million in charges resulting from our Realignment Program in 2009. The decrease also includes negative currency effects of approximately $23 million. The overall net decrease is primarily a result of the $31.7 million decrease in gross profit, which was partially offset by the $18.9 million decrease in SG&A, as discussed above.
     Operating income for the six months ended June 30, 2009 increased by $14.3 million, or 4.9%, as compared with the same period in 2008. The increase includes the effect of $29.6 million in charges resulting from our Realignment Program in 2009. The increase also includes negative currency effects of approximately $48 million. The increase is primarily a result of the $26.0 million decrease in SG&A, partially offset by the $9.7 million decrease in gross profit, as discussed above.
Interest Expense and Interest Income

	Three Months Ended June 30,
(Amounts in millions)	2009	2008

Interest expense	$(9.9)	$(12.7)
Interest income	0.5	1.6

	Six Months Ended June 30,
(Amounts in millions)	2009	2008

Interest expense	$(20.0)	$(25.6)
Interest income	1.5	4.5
     Interest expense for the three and six months ended June 30, 2009 decreased by $2.8 million and $5.6 million, respectively, as compared with the same periods in 2008. These decreases are primarily attributable to a decrease in the average interest rate. Approximately 70% of our debt was at fixed rates at June 30, 2009, including the effects of $385.0 million of notional interest rate swaps.
     Interest income for the three and six months ended June 30, 2009 decreased by $1.1 million and $3.0 million, respectively, as compared with the same periods in 2008. These decreases are primarily attributable to a decrease in the average interest rate on cash balances.

Other (Expense) Income, Net

	Three Months Ended June 30,
(Amounts in millions)	2009	2008

Other (expense) income, net	$(0.1)	$0.6

	Six Months Ended June 30,
(Amounts in millions)	2009	2008

Other (expense) income, net	$(9.4)	$17.1
     Other (expense) income, net for the three months ended June 30, 2009 decreased to net expense of $0.1 million, as compared with income of $0.6 million for the same period in 2008, primarily due to the aggregate of individually immaterial variances. Gains on forward exchange contracts were offset by transactional losses arising from transactions in currencies other than our sites’ functional currencies in both periods.
     Other (expense) income, net for the six months ended June 30, 2009 decreased to net expense of $9.4 million, as compared with income of $17.1 million for the same period in 2008, primarily due to a $16.4 million decrease in gains on forward exchange contracts, a $5.5 million increase in transactional losses arising from transactions in currencies other than our sites’ functional currencies and a $3.4 million gain in 2008 on the bargain purchase of the remaining 50% interest in Niigata (as discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report) that did not recur.
Tax Expense and Tax Rate

	Three Months Ended June 30,
(Amounts in millions)	2009	2008

Provision for income tax	$40.6	$38.2
Effective tax rate	27.2%	23.6%

	Six Months Ended June 30,
(Amounts in millions)	2009	2008

Provision for income tax	$76.6	$75.3
Effective tax rate	27.5%	26.2%
     Our effective tax rate of 27.2% for the three months ended June 30, 2009 increased from 23.6% for the same period in 2008. Our effective tax rate of 27.5% for the six months ended June 30, 2009 increased from 26.2% for the same period in 2008. The increase is primarily due to the impact of favorable tax items in 2008 that did not recur.
Other Comprehensive Income

	Three Months Ended June 30,
(Amounts in millions)	2009	2008

Other comprehensive income	$71.7	$3.6

	Six Months Ended June 30,
(Amounts in millions)	2009	2008

Other comprehensive income	$33.4	$33.4
     Other comprehensive income for the three months ended June 30, 2009 increased $68.1 million, as compared with the same period in 2008, primarily reflecting the weakening of the U.S. Dollar exchange rate versus the Euro during the three months ended June 30, 2009, as compared with the same period in 2008. Other comprehensive income for the six months ended June 30, 2009 of $33.4 million was comparable to the same period in 2008 reflecting similar movements of the U.S. Dollar exchange rate versus the Euro during the periods.

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
Flowserve Pump Division
     Through FPD, we design, manufacture, distribute and service engineered and industrial pumps and pump systems and submersible motors (collectively referred to as “original equipment”) primarily in the oil and gas, chemical and power generation industries. FPD also manufactures replacement parts and related equipment, and provides a full array of support services (collectively referred to as “aftermarket”). FPD has 30 manufacturing facilities worldwide, seven of which are located in North America, 13 in Europe, four in Latin America and six in Asia. FPD also has 78 service centers, including those co-located in a manufacturing facility, in 28 countries.

	Three Months Ended June 30,
(Amounts in millions)	2009	2008

Bookings	$650.0	$736.4
Sales	659.8	633.2
Gross profit	211.6	206.0
Gross profit margin	32.1%	32.5%
Operating income	113.8	103.7
Operating margin	17.2%	16.4%

	Six Months Ended June 30,
(Amounts in millions)	2009	2008

Bookings	$1,196.0	$1,626.7
Sales	1,259.4	1,194.3
Gross profit	410.4	380.6
Gross profit margin	32.6%	31.9%
Operating income	217.3	182.2
Operating margin	17.3%	15.3%
     Bookings for the three months ended June 30, 2009 decreased by $86.4 million, or 11.7%, as compared with the same period in 2008. The decrease includes negative currency effects of approximately $70 million. Original equipment bookings decreased approximately 18%. A decrease in original equipment bookings was driven by a decline in the oil and gas, general and chemical industries, and includes $21.5 million of thruster orders recorded in same period in 2008 that did not recur. Aftermarket bookings decreased approximately 4%. Bookings in North America and EMA decreased $74.0 million and $64.2 million (including negative currency effects of approximately $46 million), respectively. The decrease in bookings reflects lower demand and project delays due to our customers’ responses to concerns regarding ongoing impacts of recent disruptions in the credit and capital markets, global economic conditions and declines in commodity prices as compared with the same period in the prior year.
     Bookings for the six months ended June 30, 2009 decreased by $430.7 million, or 26.5%, as compared with the same period in 2008. The decrease includes negative currency effects of approximately $146 million. Original equipment bookings decreased 37% driven by a decline in the oil and gas, general and chemical industries, and includes $95.5 million of thruster orders recorded in the same period in 2008 that did not recur. Aftermarket bookings decreased approximately 8%. Bookings in EMA and North America decreased $290.8 million (including negative currency effects of approximately $93 million) and $179.8 million, respectively. The decrease in bookings reflects lower demand and project delays due to our customers’ responses to concerns regarding ongoing impacts of recent disruptions in the credit and capital markets, global economic conditions and declines in commodity prices as compared with the same period in the prior year.

     Sales for the three months ended June 30, 2009 increased by $26.6 million, or 4.2%, as compared with the same period in 2008. The increase includes negative currency effects of approximately $69 million. Sales in EMA increased $58.2 million (including negative currency effects of approximately $55 million), partially offset by decreases in Latin America and North America of $15.0 million (including negative currency effects of approximately $9 million) and $12.4 million, respectively. Original equipment sales showed continued strength, increasing approximately 11%, while aftermarket sales decreased approximately 9%, compared with the same period in 2008. Original equipment sales growth reflects execution against a strong order backlog, which predominantly resulted from growth in the oil and gas and power markets over the past two years. Aftermarket sales declined primarily as a result of lower bookings in the first quarter of 2009.
     Sales for the six months ended June 30, 2009 increased by $65.1 million, or 5.5%, as compared with the same period in 2008. The increase includes negative currency effects of approximately $142 million. Sales in EMA and Asia Pacific increased $53.5 million (including negative currency effects of approximately $104 million) and $18.2 million (including negative currency effects of approximately $11 million), respectively. Original equipment sales show continued strength, increasing approximately 13%, while aftermarket sales decreased approximately 6%, as compared with the same period in 2008. Original equipment sales growth reflects execution against a strong order backlog, which predominantly resulted from growth in the oil and gas and power industries over the past two years. Aftermarket sales declined primarily as a result of lower bookings in the first quarter of 2009 and the fourth quarter of 2008.
     Gross profit for the three months ended June 30, 2009 increased by $5.6 million, or 2.7%, as compared with the same period in 2008. The increase includes the effect of $7.5 million in charges resulting from our Realignment Program in 2009. Gross profit margin for the three months ended June 30, 2009 of 32.1% decreased from 32.5% for the same period in 2008. The decrease is attributable to charges resulting from our Realignment Program and a sales mix shift toward lower margin original equipment, mostly offset by improved pricing on original equipment orders booked in early 2008 and operating efficiencies. As a result of the sales mix shift, original equipment sales increased to approximately 64% of total sales, as compared with approximately 59% of total sales in the same period in 2008.
     Gross profit for the six months ended June 30, 2009 increased by $29.8 million, or 7.8%, as compared with the same period in 2008. The increase includes the effect of $10.2 million in charges resulting from our Realignment Program in 2009. Gross profit margin for the six months ended June 30, 2009 of 32.6% increased from 31.9% for the same period in 2008. The increase is attributable to improved pricing on original equipment orders booked in late 2007 and early 2008 and operating efficiencies, partially offset by charges resulting from our Realignment Program and a sales mix shift toward lower margin original equipment. As a result of the sales mix shift, original equipment sales increased to approximately 63% of total sales, as compared with approximately 58% of total sales in the same period in 2008.
     Operating income for the three months ended June 30, 2009 increased by $10.1 million or 9.7%, as compared with the same period in 2008. The increase includes the effect of $9.6 million in charges resulting from our Realignment Program in 2009. The increase includes negative currency effects of approximately $15 million. The increase was due primarily to improved gross profit of $5.6 million and a $4.4 million decrease in SG&A, which was due to additional expense discipline around our discretionary SG&A levels, recoveries of bad debts and costs related to the integration of Niigata in 2008 that did not recur, partially offset by charges resulting from our Realignment Program in 2009.
     Operating income for the six months ended June 30, 2009 increased by $35.1 million, or 19.3%, as compared with the same period in 2008. The increase includes the effect of $13.0 million in charges resulting from our Realignment Program in 2009. The increase includes negative currency effects of approximately $30 million. The increase was due primarily to increased gross profit of $29.8 million and a $5.2 million decrease in SG&A, which was due to a $7.9 million decrease in selling and marketing-related expenses and recoveries of bad debts, partially offset by charges resulting from our Realignment Program in 2009, investments in strategic geographical expansions in Asia and the Middle East and investments in global engineering capabilities.
     Backlog of $2,193.4 million at June 30, 2009 decreased by $59.7 million, or 2.6%, as compared with December 31, 2008. Currency effects provided an increase of approximately $30 million. The overall net decrease includes the impact of cancellations of $17.4 million of orders booked during the prior year. The acquisition of Calder AG resulted in a $4.3 million increase in backlog.
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

	Three Months Ended June 30,
(Amounts in millions)	2009	2008

Bookings	$273.9	$429.6
Sales	302.5	370.2
Gross profit	109.0	132.9
Gross profit margin	36.0%	35.9%
Operating income	46.8	62.9
Operating margin	15.5%	17.0%

	Six Months Ended June 30,
(Amounts in millions)	2009	2008

Bookings	$575.9	$819.5
Sales	599.6	670.5
Gross profit	216.2	239.1
Gross profit margin	36.1%	35.7%
Operating income	94.4	106.0
Operating margin	15.7%	15.8%
     Bookings for the three months ended June 30, 2009 decreased $155.7 million, or 36.2%, as compared with the same period in 2008. This decrease includes negative currency effects of approximately $25 million. Bookings decreased approximately $77 million and $38 million, in Europe and North America, respectively, attributable to an overall decrease in general industry markets (mining, pulp and paper, district heating), a decline of the overall distributor business due to inventory destocking and delays in large projects in the chemical and oil and gas markets. China decreased approximately $27 million, which is primarily due to delayed large projects in the chemical industry.
     Bookings for the six months ended June 30, 2009 decreased $243.6 million, or 29.7%, as compared with the same period in 2008. This decrease includes negative currency effects of approximately $57 million. The decrease in bookings is primarily attributable to Europe and North America, which decreased approximately $103 million and $73 million, respectively, attributable to an overall decrease in general industry markets (mining, pulp and paper, district heating), a decline of the overall distributor business due to inventory destocking and delays in large projects in the chemical and oil and gas markets. Bookings in China decreased approximately $29 million, attributable to delayed large projects in the chemical industry, and bookings in Latin America decreased approximately $22 million due to large pulp and paper projects in the first quarter of 2008 that did not recur.
     Sales for the three months ended June 30, 2009 decreased $67.7 million, or 18.3%, as compared with the same period in 2008. The decrease includes negative currency effects of approximately $29 million. Sales in Europe and North America decreased approximately $39 million and $26 million, respectively, attributable to the chemical and general industries and an overall decline in distributor business, as well as large project sales in the second quarter of 2008 that did not recur.
     Sales for the six months ended June 30, 2009 decreased $70.9 million, or 10.6%, as compared with the same period in 2008. This decrease includes negative currency effects of approximately $63 million. Sales in Europe and North America decreased approximately $63 million and $31 million, respectively, attributable to the chemical and general industries and an overall decline in distributor business, as well as large project sales in the first half of 2008 that did not recur. These decreases were partially offset by sales growth in China and Africa of approximately $15 million and $9 million, respectively.
     Gross profit for the three months ended June 30, 2009 decreased by $23.9 million, or 18.0%, as compared with the same period in 2008. The decrease includes the effect of $3.4 million in charges resulting from our Realignment Program in 2009. Gross profit margin for the three months ended June 30, 2009 of 36.0% was comparable to the same period in 2008. Materials cost savings, favorable product mix and improved utilization of low cost regions, were mostly offset by decreased sales, which negatively impacts our absorption of fixed manufacturing costs, and charges resulting from our Realignment Program in 2009.
     Gross profit for the six months ended June 30, 2009 decreased by $22.9 million, or 9.6%, as compared with the same period in 2008. The decrease includes the effect of $3.7 million in charges resulting from our Realignment Program in 2009. Gross profit margin for the six months ended June 30, 2009 of 36.1% increased from 35.7% for the same period in 2008. The increase in gross profit margin is a result of materials cost savings, favorable product mix and improved utilization of low cost regions, partially offset by decreased sales, which negatively impacts our absorption of fixed manufacturing costs, and charges resulting from our Realignment Program in 2009.

     Operating income for the three months ended June 30, 2009 decreased by $16.1 million, or 25.6%, as compared with the same period in 2008. The decrease includes the effect of $7.1 million in charges resulting from our Realignment Program in 2009. The decrease includes negative currency effects of approximately $4 million. The decrease is principally attributable to the $23.9 million decrease in gross profit, partially offset by an $8.6 million decrease in SG&A. The decrease in SG&A was primarily attributable to a $7.6 million decrease in selling and marketing-related expenses and a $2.6 million recovery of a bad debt, partially offset by charges resulting from our Realignment Program in 2009.
     Operating income for the six months ended June 30, 2009 decreased by $11.6 million, or 10.9%, as compared with the same period in 2008. The decrease includes the effect of $7.7 million in charges resulting from our Realignment Program in 2009. The decrease includes negative currency effects of approximately $11 million. The decrease is principally attributable to the $22.9 million decrease in gross profit, partially offset by a $13.1 million decrease in SG&A. The decrease in SG&A was primarily attributable to an $8.5 million decrease in selling and marketing-related expenses and $3.9 million in recovery of bad debts, partially offset by charges resulting from our Realignment Program in 2009.
     Backlog of $460.4 million at June 30, 2009 decreased by $22.5 million, or 4.7%, as compared with December 31, 2008. Currency effects provided an increase of approximately $3 million. The decrease in backlog is a result of the decrease in bookings.
Flow Solutions Division
     Through FSD, we engineer, manufacture and sell mechanical seals, auxiliary systems and parts, and provide related services, principally to process industries and general industrial markets, with similar products sold internally in support of FPD. FSD has ten manufacturing operations, four of which are located in the U.S. FSD operates 76 QRCs worldwide (including four that are co-located in a manufacturing facility), including 24 sites in North America, 18 in EMA, 19 in Latin America and 15 in Asia. Our ability to rapidly deliver mechanical sealing technology through global engineering tools, locally sited QRCs and on-site engineers represents a significant competitive advantage. This business model has enabled FSD to establish a large number of alliances with multi-national customers. Based on independent industry sources, we believe that we are the second largest mechanical seal supplier in the world.

	Three Months Ended June 30,
(Amounts in millions)	2009	2008

Bookings	$131.6	$169.5
Sales	144.7	174.0
Gross profit	67.1	79.6
Gross profit margin	46.4%	45.7%
Operating income	28.5	37.9
Operating margin	19.7%	21.8%

	Six Months Ended June 30,
(Amounts in millions)	2009	2008

Bookings	$264.7	$340.8
Sales	288.4	324.6
Gross profit	129.4	145.6
Gross profit margin	44.9%	44.9%
Operating income	49.2	64.8
Operating margin	17.1%	20.0%
     Bookings for the three months ended June 30, 2009 decreased by $37.9 million, or 22.4%, as compared with the same period in 2008. This decrease includes negative currency effects of approximately $10 million. A decrease in customer bookings of original equipment was primarily attributable to North America, EMA and Latin America, driven primarily by the oil and gas and general industries. A decrease in customer aftermarket bookings was attributable to all regions. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $5.4 million.
     Bookings for the six months ended June 30, 2009 decreased by $76.1 million, or 22.3%, as compared with the same period in 2008. This decrease includes negative currency effects of approximately $23 million. A decrease in customer bookings of original equipment was attributable to all regions, driven primarily by the oil and gas and general industries. A decrease in customer aftermarket bookings was attributable to decreases in all regions. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $8.8 million.

     Sales for the three months ended June 30, 2009 decreased by $29.3 million, or 16.8%, as compared with the same period in 2008. This decrease includes negative currency effects of approximately $12 million. The decrease was driven by declines in customer sales in North America, EMA and Latin America, partially offset by an increase in customer sales in Asia Pacific. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $3.6 million.
     Sales for the six months ended June 30, 2009 decreased by $36.2 million, or 11.2%, as compared with the same period in 2008. This decrease includes negative currency effects of approximately $26 million. The decrease was driven by declines in customer sales in North America, EMA and Latin America, partially offset by an increase in customer sales in Asia Pacific. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $6.3 million.
     Gross profit for the three months ended June 30, 2009 decreased by $12.5 million, or 15.7%, as compared with the same period in 2008. The decrease includes the effect of $1.3 million in charges resulting from our Realignment Program in 2009. Gross profit margin for the three months ended June 30, 2009 of 46.4% increased from 45.7% for the same period in 2008. The increase is primarily attributable to a sales mix shift toward more profitable aftermarket sales, partially offset by charges resulting from our Realignment Program in 2009 and decreased sales, which negatively impacts our absorption of fixed manufacturing costs.
     Gross profit for the six months ended June 30, 2009 decreased by $16.2 million, or 11.1%, as compared with the same period in 2008. The decrease includes the effect of $4.4 million in charges resulting from our Realignment Program in 2009. Gross profit margin for the six months ended June 30, 2009 of 44.9% was comparable to the same period in 2008. A mix shift toward more profitable aftermarket sales was offset by charges resulting from our Realignment Program in 2009 and decreased sales, which negatively impacts our absorption of fixed manufacturing costs.
     Operating income for the three months ended June 30, 2009 decreased by $9.4 million, or 24.8%, as compared with the same period in 2008. The decrease includes the effect of $2.8 million in charges resulting from our Realignment Program in 2009. The decrease includes negative currency effects of $3 million. The decrease is due to the $12.5 million decrease in gross profit discussed above, partially offset by a $3.2 million decrease in SG&A. The decrease in SG&A was due to strict cost control actions in 2009, partially offset by charges resulting from our Realignment Program in 2009 and the benefit of a $1.3 million legal settlement in 2008 that did not recur.
     Operating income for the six months ended June 30, 2009 decreased by $15.6 million, or 24.1%, as compared with the same period in 2008. The decrease includes the effect of $8.6 million in charges resulting from our Realignment Program in 2009. The decrease includes negative currency effects of approximately $6 million. The decrease is due to the $16.2 million decrease in gross profit mentioned above, partially offset by a $1.3 million decrease in SG&A. The decrease in SG&A was due to strict cost control actions in 2009, mostly offset by charges resulting from our Realignment Program in 2009 and the benefit of a $1.3 million legal settlement in 2008 that did not recur.
     Backlog of $95.0 million at June 30, 2009 decreased by $23.2 million, or 19.6%, as compared with December 31, 2008. The decrease includes currency benefits of approximately $2 million. Backlog at June 30, 2009 and December 31, 2008 includes $20.1 million and $18.6 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above). The decrease in backlog is primarily a result of the decrease in original equipment bookings.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis

	Six Months Ended June 30,
(Amounts in millions)	2009	2008

Net cash flows used by operating activities	$(77.0)	$(178.3)
Net cash flows used by investing activities	(92.6)	(35.5)
Net cash flows used by financing activities	(46.3)	(30.0)
     Existing cash, cash generated by operations and borrowings available under our existing revolving credit facility are our primary sources of short-term liquidity. Our cash balance at June 30, 2009 was $251.5 million, as compared with $472.1 million at December 31, 2008.

     Working capital increased for the six months ended June 30, 2009 due primarily to lower accounts payable of $159.6 million and lower accrued liabilities of $108.9 million resulting primarily from payments of approximately $115 million in long-term and broad-based annual incentive program payments related to prior period performance. During the six months ended June 30, 2009, we contributed $25.0 million to our U.S. pension plan. We currently anticipate our total contributions in 2009 will be between $50 million and $80 million, including $25.0 million contributed in April and $21.0 million contributed in July. Working capital increased for the six months ended June 30, 2008 due primarily to higher inventory of $165.2 million, especially project-related inventory required to support future shipments of products in backlog, and higher accounts receivable of $211.0 million, resulting primarily from increased sales and a $67.4 million reduction in factored receivables resulting from our discontinuation of our factoring program in early 2008. During the six months ended June 30, 2008, we contributed $50.4 million to our U.S. pension plan.
     Increases in accounts receivable used $28.4 million of cash flow for the six months ended June 30, 2009 compared with $211.0 million for the same period in 2008. As of June 30, 2009, we achieved a days’ sales receivables outstanding (“DSO”) of 70 days as compared with 72 days as of June 30, 2008. For reference purposes based on 2009 sales, an improvement of one day could provide approximately $12 million in cash flow. Increases in inventory used $40.0 million of cash flow for the six months ended June 30, 2009 compared with $165.2 million for the same period in 2008. Inventory turns were 3.2 times as of June 30, 2009 and 3.3 times as of June 30, 2008. Our calculation of inventory turns does not reflect the impact of advanced cash received from our customers. For reference purposes based on 2009 data, an improvement of one turn could yield approximately $214 million in cash flow.
     Cash flows used by investing activities during the six months ended June 30, 2009 were $92.6 million, as compared with $35.5 million for the same period in 2008 and include $28.4 million for the acquisition of Calder AG, as discussed below in “Acquisitions and Dispositions.” Capital expenditures during the six months ended June 30, 2009 were $64.3 million, an increase of $26.6 million as compared with the same period in 2008, reflecting, in part, payments made during the first quarter of 2009 on strategic projects committed to during 2008. Capital expenditures in 2009 and 2008 have focused on capacity expansion, enterprise resource planning application upgrades, information technology infrastructure and cost reduction opportunities. For the full year 2009, our capital expenditures are expected to be approximately $100 million.
     Cash flows used by financing activities during the six months ended June 30, 2009 were $46.3 million, as compared with $30.0 million for the same period in 2008. Cash outflows during the six months ended June 30, 2009 resulted primarily from the payment of $29.1 million in dividends and $16.2 million for the repurchase of common shares. Cash inflows for the same period in 2008 resulted primarily from $9.9 million in exercise of stock options and $10.8 million in other borrowings, and were offset by outflows for the payment of $23.0 million in dividends and $35.0 million for the repurchase of shares.
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
     On February 26, 2008 our Board of Directors authorized a program to repurchase up to $300.0 million of our outstanding common stock over an unspecified time period. The program commenced in the second quarter of 2008, and we repurchased 131,500 shares for $9.1 million and 281,500 shares for $16.2 million during the three and six months ended June 30, 2009, respectively. To date, we have repurchased a total of 2.0 million shares for $181.2 million under this program. See “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” below.
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
     As discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, effective April 21, 2009, FPD acquired Calder AG, a private Swiss company, for up to $44.1 million, net of cash acquired. Of the total purchase price,

$28.4 million was paid at closing, and $2.4 million was paid after the valuation of the working capital was completed in early July 2009. The remaining $13.3 million of the total purchase price is contingent upon Calder AG achieving certain performance metrics after closing, and, to the extent achieved, is expected to be paid in cash within 12 months of the acquisition date. Calder AG is a supplier of energy recovery technology for use in the global desalination market, and its acquisition will enable us to expand the products and advanced technologies we offer to the growing desalination markets. Effective March 1, 2008, we acquired the remaining 50% interest in Niigata for $2.4 million in cash.
Financing
Credit Facilities
     Our credit facilities, as amended, are comprised of a $600.0 million term loan expiring on August 10, 2012 and a $400.0 million revolving line of credit, which can be utilized to provide up to $300.0 million in letters of credit, expiring on August 10, 2012. We hereinafter refer to these credit facilities collectively as our Credit Facilities. At both June 30, 2009 and December 31, 2008, we had no amounts outstanding under the revolving line of credit. We had outstanding letters of credit of $112.1 million and $104.2 million at June 30, 2009 and December 31, 2008, respectively, which reduced borrowing capacity to $287.9 million and $295.8 million, respectively.
     Borrowings under our Credit Facilities bear interest at a rate equal to, at our option, either (1) the base rate (which is based on the greater of the prime rate most recently announced by the administrative agent under our Credit Facilities or the Federal Funds rate plus 0.50%) or (2) London Interbank Offered Rate (“LIBOR”) plus an applicable margin determined by reference to the ratio of our total debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), which as of June 30, 2009 was 0.875% and 1.50% for borrowings under our revolving line of credit and term loan, respectively.
     We may prepay loans under our Credit Facilities in whole or in part, without premium or penalty. During the three and six months ended June 30, 2009, we made scheduled repayments under our Credit Facilities of $1.4 and $2.8 million, respectively. We have scheduled repayments of $1.4 million due in the each of the next four quarters.
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
European Letter of Credit Facility
     On September 14, 2007, we entered into a 364-day unsecured European Letter of Credit Facility (“European LOC Facility”) to issue letters of credit in an aggregate face amount not to exceed €150.0 million at anytime. The initial commitment of €80.0 million was increased to €110.0 million upon renewal in September 2008. The aggregate commitment of the European LOC Facility may be increased up to €150.0 million as may be agreed among the parties, and may be decreased by us at our option without any premium, fee or penalty. The European LOC Facility is used for contingent obligations solely in respect of surety and performance bonds, bank guarantees and similar obligations. We had outstanding letters of credit drawn on the European LOC Facility of €82.9 million ($116.3 million) and €104.0 million ($145.2 million) as of June 30, 2009 and December 31, 2008, respectively. We pay certain fees for the letters of credit written against the European LOC Facility based upon the ratio of our total debt to consolidated EBITDA. As of June 30, 2009, the annual fees equaled 0.875% plus a fronting fee of 0.1%.
     See Note 12 to our consolidated financial statements included in our 2008 Annual Report for a discussion of covenants related to our Credit Facilities and our European LOC Facility. We complied with all covenants through June 30, 2009.
Liquidity Analysis
     Ongoing effects of global financial markets and banking systems disruptions continue to make credit and capital markets more difficult for companies to access, and have generally driven up the costs of newly raised debt. We continue to monitor and evaluate the implications of these factors on our current business and the state of the global economy. While we believe that these financial market disruptions have not directly had a disproportionate adverse impact on our financial position, results of operations or liquidity, continuing volatility in the credit and capital markets could potentially materially impair our and our customers’ ability to access these markets and increase associated costs, as well as our customers’ ability to pay in full and/or on a timely basis. There can be no assurance that we will not be materially adversely affected by the financial market disruptions and the global economic recession as economic events and circumstances continue to evolve.
     Only 1% of our term loan is due to mature in each of 2009 and 2010. As noted above, our term loan and our revolving line of credit both mature in August 2012. After the effects of $385.0 million of notional interest rate swaps, approximately 70% of our term debt was at fixed rates at June 30, 2009. As of June 30, 2009, we had a borrowing capacity of $287.9 million on our $400.0 million revolving line of credit, and in September 2008 we renewed our unsecured 364-day European LOC Facility and increased it from an initial commitment of €80.0 million to a commitment of €110.0 million. We had outstanding letters of credit drawn on the European LOC Facility of €82.9 million as of June 30, 2009. Prior to expiration in September 2009, we expect to renew our European LOC Facility with a comparable capacity. Our revolving line of credit and our European LOC Facility are committed and are held by a diversified group of financial institutions.
     Our cash balance decreased by $220.5 million to $251.5 million as of June 30, 2009 as compared with December 31, 2008. The cash draw was anticipated based on planned significant cash uses in 2009, including approximately $115 million in long-term and broad-based annual incentive program payments related to prior period performance, $64.3 million in capital expenditures, $29.1 million in dividend payments, a $25.0 million contribution to our U.S. pension plan, $16.2 million of share repurchases and the funding of increased working capital requirements, as well as $28.4 million for the acquisition of Calder AG. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions.
     We utilize a variety of insurance carriers for a wide range of insurance coverage and continuously monitor their creditworthiness. Based on current credit ratings by industry rating experts, we currently believe that our carriers have the ability to pay on claims.
     We experienced significant declines in the values of our U.S. pension plan assets in 2008 resulting primarily from recent declines in global equity markets, and we currently anticipate that our contribution to our U.S. pension plan in 2009 will be between $50 million and $80 million, including $25.0 million that was contributed in April and $21.0 million contributed in July. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our more critical accounting policies used in the preparation of the consolidated financial statements were discussed in our 2008 Annual Report. These critical policies, for which no significant changes have occurred in the six months ended June 30, 2009, include:
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
     The forward-looking statements included in this Quarterly Report are based on our current expectations, projections, estimates and assumptions. These statements are only predictions, not guarantees. Such forward-looking statements are subject to numerous risks and uncertainties that are difficult to predict. These risks and uncertainties may cause actual results to differ materially from what is forecast in such forward-looking statements, and include, without limitation, the following:
•	a portion of our bookings may not lead to completed sales, and our ability to convert bookings into revenues at acceptable profit margins;

•	risks associated with cost overruns on fixed fee projects and in taking customer orders for large complex custom engineered products requiring sophisticated program management skills and technical expertise for completion;

•	the substantial dependence of our sales on the success of the petroleum, chemical, power and water industries;

•	the adverse impact of volatile raw materials prices on our products and operating margins;

•	economic, political and other risks associated with our international operations, including military actions or trade embargoes that could affect customer markets, particularly Middle Eastern markets and global petroleum producers, and non-compliance with U.S. export/reexport control, foreign corrupt practice laws, economic sanctions and import laws and regulations;

•	our furnishing of products and services to nuclear power plant facilities;

•	potential adverse consequences resulting from litigation to which we are a party, such as shareholder litigation and litigation involving asbestos-containing material claims;

•	a foreign government investigation regarding our participation in the United Nations Oil-for-Food Program;

•	risks associated with certain of our foreign subsidiaries conducting business operations and sales in certain countries that have been identified by the U.S. State Department as state sponsors of terrorism;

•	our relative geographical profitability and its impact on our utilization of deferred tax assets, including foreign tax credits, and tax liabilities that could result from audits of our tax returns by regulatory authorities in various tax jurisdictions;

•	the potential adverse impact of an impairment in the carrying value of goodwill or other intangibles;

•	our dependence upon third-party suppliers whose failure to perform timely could adversely affect our business operations;

•	changes in the global financial markets and the availability of capital and the potential for unexpected cancellations or delays of customer orders in our reported backlog;

•	our dependence on our customers’ ability to make required capital investment and maintenance expenditures;

•	the highly competitive nature of the markets in which we operate;

•	environmental compliance costs and liabilities;

•	potential work stoppages and other labor matters;

•	our inability to protect our intellectual property in the U.S., as well as in foreign countries; and

•	obligations under our defined benefit pension plans.
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
Interest Rate Risk
     Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our Credit Facilities, which bear interest based on floating rates. At June 30, 2009, after the effect of interest rate swaps, we had $185.4 million of variable rate debt obligations outstanding under our Credit Facilities with a weighted average interest rate of 2.12%. A hypothetical change of 100 basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by $0.9 million for the six months ended June 30, 2009. At both June 30, 2009 and December 31, 2008, we had $385.0 million of notional amount in outstanding interest rate swaps with third parties with varying maturities through June 2011.
Foreign Currency Exchange Rate Risk
     A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than a non-U.S. subsidiary’s functional currency. Generally, we view our investments in foreign subsidiaries from a long-term perspective and, therefore, do not hedge these investments. We use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. We realized net gains associated with foreign currency translation of $75.2 million and $0.6 million for the three months ended June 30, 2009 and 2008, respectively, and $35.2 million and $34.5 million for the six months ended June 30, 2009 and 2008, respectively, which are included in other comprehensive income (expense).
     We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. The use of forward exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the forward exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Our policy allows foreign currency coverage only for identifiable foreign currency exposures. As of June 30, 2009, we had a U.S. dollar equivalent of $566.4 million in aggregate notional amount outstanding in forward exchange contracts with third parties, compared with $555.7 million at December 31, 2008. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of certain forward exchange contracts are included in our consolidated results of operations. We recognized foreign currency net gains (losses) of $0.2 million and $(0.1) million for the three months ended June 30, 2009 and 2008, respectively, and $(9.7) million and $12.3 million for the six months ended June 30, 2009 and 2008, respectively, which is included in other (expense) income, net in the accompanying condensed consolidated statements of income.
     Based on a sensitivity analysis at June 30, 2009, a 10% change in the foreign currency exchange rates for the six months ended June 30, 2009 would have impacted our net earnings by approximately $26 million, due primarily to the Euro. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency forward exchange contracts discussed above.

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
     In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2009.
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to other information set forth in this Quarterly Report, “Item 1A. Risk Factors” in Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our 2008 Annual Report, which contain descriptions of significant factors that might cause the actual results of operations in future periods to differ materially from those currently expected or desired, should be carefully read and considered.
     With the exception of the risk factors set forth below, there have been no material changes in the risk factors discussed in our 2008 Annual Report. The risks described in this Quarterly Report, our 2008 Annual Report and in our other SEC filings or press releases from time to time are not the only risks we face. Additional risks and uncertainties are currently deemed immaterial based on management’s assessment of currently available information, which remains subject to change; however, new risks that are currently unknown to us may surface in the future that materially adversely affect our business, financial condition, results of operations or cash flows.
We are currently subject to pending securities class action litigation, the unfavorable outcome of which could have a material adverse effect on our financial condition, results of operations and cash flows.
     A number of putative class action lawsuits were filed against us, certain of our former officers, our independent auditors and the lead underwriters of our most recent public stock offerings, alleging securities laws violations. By orders dated November 13, 2007 and January 4, 2008, the trial court denied the plaintiffs’ request for class certification and also granted summary judgment in favor of us and all other defendants on all of the plaintiffs’ claims. The plaintiffs appealed both rulings to the federal Fifth Circuit Court of Appeals, and on June 19, 2009, the Fifth Circuit issued an opinion vacating the trial court’s denial of class certification, reversing in part and vacating in part the trial court’s entry of summary judgment, and remanding the case to the trial court for further proceedings. As a result, the case will be returned to the trial court for further consideration of certain issues, including whether the plaintiffs can demonstrate that the case should be certified as a class action. While we continue to strongly believe that we have valid defenses to the claims asserted, and we will continue to vigorously defend this case, we cannot determine with certainty the outcome or resolution the plaintiffs’ claims or the timing for their resolution. In addition to the significant expense and burden we could incur in further defending this litigation and any damages that we could suffer, our management’s attention and resources could be further diverted from ordinary business operations in order to address these claims. If the final resolution of this litigation is unfavorable to us and our existing insurance coverage is either unavailable or inadequate to resolve the matter, our financial condition, results of operations and cash flows could be materially adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
     On February 27, 2008, our Board of Directors announced the approval of a program to repurchase up to $300.0 million of our outstanding common stock, which commenced in the second quarter of 2008. The share repurchase program does not have an expiration date, and we reserve the right to limit or terminate the repurchase program at any time without notice. During the quarter ended June 30, 2009, we repurchased a total of 131,500 shares of our common stock under the program for approximately $9.1 million (representing an average cost of $69.07 per share). Since the adoption of this program, we have repurchased a total of 2,022,600 shares of our common stock under the program for $181.2 million (representing an average cost of $89.54 per share). We may repurchase up to an additional $118.8 million of our common stock under the stock repurchase program. The following table sets forth the repurchase data for each of the three months during the quarter ended June 30, 2009:

					Maximum Number of
					Shares (or Approximate
				Total Number of	Dollar Value) That May
				Shares Purchased as	Yet Be Purchased Under
	Total Number of		Average Price	Part of Publicly	the
Period	Shares Purchased		Paid per Share	Announced Plan	Plan (in millions)
April 1 - 30	66	(1)	$65.00	—	$127.9
May 1 - 31	133,073	(2)	69.06	131,500	118.8
June 1 - 30	77	(3)	78.17	—	118.8

Total	133,216		$69.06	131,500

(1)	Represents shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards at an average price per share of $65.00.

(2)	Includes 279 shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards at an average price per share of $69.38, and includes 1,294 shares purchased at a price of $67.72 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

(3)	Represents shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards at an average price per share of $78.17.

Item 3.	Defaults Upon Senior Securities.
     None.

Item 4.	Submission of Matters to a Vote of Security Holders.
     At our 2009 annual meeting of shareholders held on May 14, 2009, our shareholders elected Roger L. Fix, Lewis M. Kling and James O. Rollans to our Board of Directors, each to serve a three-year term expiring at the 2012 annual meeting of shareholders. The following table shows the vote tabulation for the shares represented at the meeting:

Nominee	Votes For	Votes Withheld	Broker Non-votes
Roger L. Fix	49,715,819	373,063	—
Lewis M. Kling	49,561,612	527,271	—
James O. Rollans	49,568,279	520,603	—
     Diane C. Harris, whose term expired at the 2009 annual meeting, retired as member of the Board of Directors effective May 14, 2009.

     Additional directors, whose terms of office as directors continued after the meeting, are as follows:

Term expiring in 2010	Term expiring in 2011
William C. Rusnack	John R. Friedery
Rick J. Mills	Joe E. Harlan
Gayla J. Delly	Michael F. Johnston
Charles M. Rampacek	Kevin E. Sheehan
     At our 2009 annual meeting, our shareholders also voted to approve the adoption of the Flowserve Corporation Equity and Incentive Compensation Plan to be effective January 1, 2010, a description of which is contained in our Proxy Statement on Schedule 14A dated April 13, 2009. The following table shows the vote tabulation for the shares represented at the meeting:

Proposal	Votes For	Votes Against	Abstain	Broker Non-votes
Adopt Flowserve Equity Compensation Plan	31,680,180	11,816,768	325,728	—
     Our shareholders also voted to ratify the appointment of PricewaterhouseCoopers LLP to serve as our independent registered public accounting firm for 2009. The following table shows the vote tabulation for the shares represented at the meeting:

Proposal	Votes For	Votes Against	Abstain	Broker Non-votes
Ratification of PricewaterhouseCoopers LLP	49,641,708	418,724	28,448	—

Item 5.	Other Information.
     None.

Item 6.	Exhibits.
     Set forth below is a list of exhibits included as part of this Quarterly Report:

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Flowserve Corporation (incorporated by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K/A dated August 16, 2006).

3.2	Amended and Restated By-Laws of Flowserve Corporation, effective as of November 20, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 21, 2008).

10.1	Flowserve Corporation Equity and Incentive Compensation Plan (incorporated by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A dated April 3, 2009).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWSERVE CORPORATION
Date: July 29, 2009	/s/ Lewis M. Kling
Lewis M. Kling
President, Chief Executive Officer and Director

Date: July 29, 2009	/s/ Mark A. Blinn
Mark A. Blinn
Senior Vice President, Chief Financial Officer and Latin America Operations

Exhibits Index

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Flowserve Corporation (incorporated by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K/A dated August 16, 2006).

3.2	Amended and Restated By-Laws of Flowserve Corporation, effective as of November 20, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 21, 2008).

10.1	Flowserve Corporation Equity and Incentive Compensation Plan (incorporated by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A dated April 3, 2009).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase