Form 10-Q
period 2009-09-30
FLOWSERVE CORP
filed 2009-10-28
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of October 23, 2009, there were 55,849,075 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,
(Amounts in thousands, except per share data)	2009	2008
Sales	$1,051,064	$1,153,592
Cost of sales	(665,859)	(748,668)

Gross profit	385,205	404,924
Selling, general and administrative expense	(227,265)	(243,799)
Net earnings from affiliates	3,265	3,389

Operating income	161,205	164,514
Interest expense	(10,119)	(13,105)
Interest income	562	2,152
Other income (expense), net	6,997	(8,690)

Earnings before income taxes	158,645	144,871
Provision for income taxes	(42,006)	(26,948)

Net earnings, including noncontrolling interests	116,639	117,923
Less: Net loss (earnings) attributable to noncontrolling interests	305	(874)

Net earnings of Flowserve Corporation	$116,944	$117,049

Net earnings per share of Flowserve Corporation common shareholders:
Basic	$2.10	$2.05
Diluted	2.07	2.04

Cash dividends declared per share	$0.27	$0.25
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,
(Amounts in thousands)	2009	2008
Net earnings	$116,944	$117,049

Other comprehensive income (expense):
Foreign currency translation adjustments, net of tax	34,927	(105,060)
Pension and other postretirement effects, net of tax	836	2,665
Cash flow hedging activity, net of tax	731	901

Other comprehensive income (expense)	36,494	(101,494)

Comprehensive income	$153,438	$15,555

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2009	2008
Sales	$3,166,189	$3,304,516
Cost of sales	(2,026,890)	(2,135,776)

Gross profit	1,139,299	1,168,740
Selling, general and administrative expense	(683,920)	(726,453)
Net earnings from affiliates	11,718	13,873

Operating income	467,097	456,160
Interest expense	(30,159)	(38,695)
Interest income	2,094	6,612
Other (expense) income, net	(2,369)	8,365

Earnings before income taxes	436,663	432,442
Provision for income taxes	(118,593)	(102,212)

Net earnings, including noncontrolling interests	318,070	330,230
Less: Net earnings attributable to noncontrolling interests	(601)	(2,249)

Net earnings of Flowserve Corporation	$317,469	$327,981

Net earnings per share of Flowserve Corporation common shareholders:
Basic	$5.68	$5.72
Diluted	5.63	5.68

Cash dividends declared per share	$0.81	$0.75
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Nine Months Ended September 30,
(Amounts in thousands)	2009	2008
Net earnings	$317,469	$327,981

Other comprehensive income (expense):
Foreign currency translation adjustments, net of tax	70,124	(70,535)
Pension and other postretirement effects, net of tax	(2,763)	1,952
Cash flow hedging activity, net of tax	2,567	531

Other comprehensive income (expense)	69,928	(68,052)

Comprehensive income	$387,397	$259,929

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Amounts in thousands, except per share data)	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$291,225	$472,056
Accounts receivable, net of allowance for doubtful accounts of $21,091 and $23,667, respectively	841,251	808,522
Inventories, net	884,422	834,612
Deferred taxes	136,553	126,890
Prepaid expenses and other	114,342	90,345

Total current assets	2,267,793	2,332,425
Property, plant and equipment, net of accumulated depreciation of $663,900 and $594,991, respectively	561,679	547,235
Goodwill	865,437	828,395
Deferred taxes	32,105	32,561
Other intangible assets, net	127,834	121,919
Other assets, net	162,179	161,159

Total assets	$4,017,027	$4,023,694

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$398,507	$598,498
Accrued liabilities	869,659	967,099
Debt due within one year	27,786	27,731
Deferred taxes	20,390	14,668

Total current liabilities	1,316,342	1,607,996
Long-term debt due after one year	541,151	545,617
Retirement obligations and other liabilities	438,959	495,883
Shareholders’ equity:
Common shares, $1.25 par value	73,547	73,477
Shares authorized — 120,000
Shares issued — 58,838 and 58,781, respectively
Capital in excess of par value	602,669	586,371
Retained earnings	1,431,507	1,159,634

	2,107,723	1,819,482
Treasury shares, at cost — 3,787 and 3,566 shares, respectively	(261,739)	(248,073)
Deferred compensation obligation	8,564	7,678
Accumulated other comprehensive loss	(141,392)	(211,320)
Noncontrolling interest	7,419	6,431

Total shareholders’ equity	1,720,575	1,374,198

Total liabilities and shareholders’ equity	$4,017,027	$4,023,694

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Amounts in thousands)	2009	2008
Cash flows — Operating activities:
Net earnings, including noncontrolling interests	$318,070	$330,230
Adjustments to reconcile net earnings to net cash used by operating activities:
Depreciation	63,527	54,414
Amortization of intangible and other assets	7,288	7,519
Amortization of deferred loan costs	1,312	1,265
Net loss (gain) on disposition of assets	666	(6,200)
Gain on bargain purchase	—	(3,400)
Excess tax benefits from stock-based compensation arrangements	(1,040)	(16,414)
Stock-based compensation	31,393	23,981
Net earnings from affiliates, net of dividends received	(3,805)	(5,911)
Change in assets and liabilities:
Accounts receivable, net	8,141	(280,343)
Inventories, net	(8,084)	(190,292)
Prepaid expenses and other	(20,881)	(26,763)
Other assets, net	4,130	7,571
Accounts payable	(209,247)	(32,599)
Accrued liabilities and income taxes payable	(117,151)	212,336
Retirement obligations and other liabilities	(75,712)	(48,283)
Net deferred taxes	5,934	(31,914)

Net cash flows provided (used) by operating activities	4,541	(4,803)

Cash flows — Investing activities:
Capital expenditures	(87,067)	(72,506)
Proceeds from disposal of assets	—	7,556
Payments for acquisitions, net of cash acquired	(30,750)	—

Net cash flows used by investing activities	(117,817)	(64,950)

Cash flows — Financing activities:
Excess tax benefits from stock-based compensation arrangements	1,040	16,414
Payments on long-term debt	(4,261)	(4,261)
Borrowings under other financing arrangements	88	9,644
Repurchase of common shares	(27,527)	(134,997)
Payments of dividends	(44,151)	(37,348)
Proceeds from stock option activity	2,496	11,214

Net cash flows used by financing activities	(72,315)	(139,334)
Effect of exchange rate changes on cash	4,760	(10,201)

Net change in cash and cash equivalents	(180,831)	(219,288)
Cash and cash equivalents at beginning of year	472,056	373,238

Cash and cash equivalents at end of period	$291,225	$153,950

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Accounting Policies
Basis of Presentation
     The accompanying condensed consolidated balance sheet as of September 30, 2009, and the related condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2009 and 2008, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008, are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements have been made.
     The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (“Quarterly Report”) are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Annual Report”).
     Certain reclassifications and retrospective adjustments have been made to prior period information to conform to current period presentation. These reclassifications and retrospective adjustments primarily result from our adoption of guidance related to (1) noncontrolling interest under Accounting Standards Codification (“ASC”) 810, “Consolidation,” and (2) guidance related to the two-class method of calculating Earnings Per Share (“EPS”) under ASC 260, “Earnings Per Share.”
Accounting Policies
     Significant accounting policies, for which no significant changes have occurred in the nine months ended September 30, 2009, are detailed in Note 1 of our 2008 Annual Report.
     Subsequent Events - We evaluate subsequent events through the date of filing of our interim and annual reports.
Accounting Developments
     Pronouncements Implemented
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance under ASC 820, “Fair Value Measurements and Disclosures,” which establishes a single definition of fair value and a framework for measuring fair value under accounting principles generally accepted in the United States (“GAAP”), and expands disclosures about fair value measurements. This guidance applies under other accounting pronouncements that require or permit fair value measurements; however, it does not require any new fair value measurements. In February 2008, the FASB issued additional guidance, which delayed the adoption for our nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. Our adoption of this guidance, effective January 1, 2009, did not have a material impact on our consolidated financial condition or results of operations.
     In December 2007, the FASB issued guidance related to business combinations under ASC 805, “Business Combinations,” which established principles and requirements for how the acquirer in a business combination recognizes and measures identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree and goodwill acquired, and expands disclosures about business combinations. This guidance requires the acquirer to recognize changes in valuation allowances on acquired deferred tax assets in operations. These changes in deferred tax benefits were previously recognized through a corresponding reduction to goodwill. With the exception of the provisions regarding acquired deferred taxes and tax contingencies, which are applicable to all business combinations, the guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Our adoption of this guidance, effective January 1, 2009, did not have a material impact on our consolidated financial condition or results of operations.
     In December 2007, the FASB issued guidance related to consolidation under ASC 810, which establishes accounting and reporting standards that require:
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
     Our adoption of this guidance, effective January 1, 2009, which has been applied retrospectively for all periods presented, did not have a material impact on our consolidated financial condition or results of operations.
     In March 2008, the FASB issued guidance related to derivatives and hedging under ASC 815, “Derivatives and Hedging,” which enhances the disclosure framework, by requiring entities to provide detailed disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial condition, results of operations and cash flows. Our adoption of this guidance, effective January 1, 2009, did not impact our consolidated financial condition or results of operations.
     In April 2008, the FASB issued guidance related to intangibles and business combinations under ASC 350, “Intangibles — Goodwill and Other,” and ASC 805, respectively, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. Our adoption of this guidance, effective January 1, 2009, did not impact our consolidated financial condition or results of operations.
     In June 2008, the FASB issued guidance related to EPS under ASC 260, which concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and, therefore, are considered participating securities for purposes of computing earnings per share. Entities that have participating securities are required to use the “two-class” method of computing earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Our adoption of this guidance, effective January 1, 2009, which has been applied retrospectively for all periods presented, did not have a material impact on our consolidated financial condition or results of operations (see Note 10).
     In April 2009, the FASB issued guidance related to business combinations under ASC 805, which amended and clarified guidance to address application on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. This additional guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Our adoption of this guidance, effective January 1, 2009, did not have a material impact our consolidated financial condition or results of operations.
     In April 2009, the FASB issued guidance related to interim disclosures about fair value of financial instruments under ASC 825, “Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods of publicly-traded companies, as well as in annual financial statements. Our adoption of this guidance, effective April 1, 2009, did not impact our consolidated financial condition or results of operations.
     In April 2009, the FASB issued guidance related to investments in debt and equity securities under ASC 320, “Investments — Debt and Equity Securities,” which amended the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Our adoption of this guidance, effective April 1, 2009, did not have a material impact on our consolidated financial condition or results of operations.

     In May 2009, the FASB issued guidance related to subsequent events under ASC 855, “Subsequent Events,” which clarified and codified guidance previously issued by the American Institute of Certified Public Accountants. The guidance established the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Our adoption of this guidance, effective April 1, 2009, did not have a material impact on our consolidated financial condition or results of operations.
     Pronouncements Not Yet Implemented
     In December 2008, the FASB issued guidance related to retirement benefits compensation under ASC 715, “Compensation — Retirement Benefits,” which amends guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosure requirements of this guidance are effective for fiscal years ending after December 15, 2009. Our adoption of this guidance will not have a material impact on our consolidated financial condition or results of operations.
     In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140,” which has not yet been codified. This guidance removes the concept of a qualifying special-purpose entity (“QSPE”) and clarifies the determination of whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. It also defines the term “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale and removes special provisions for guaranteed mortgage securitizations. This guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. The new requirements are effective for fiscal years beginning after November 15, 2009. We do not expect our adoption to have a material impact on our consolidated financial condition or results of operations.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which has not yet been codified. This guidance eliminates the exclusion of QSPEs from consideration for consolidation and revises the determination of the primary beneficiary of a variable interest entity (“VIE”) to require a qualitative assessment of whether a company has a controlling financial interest through (1) the power to direct the activities that most significantly impact the VIE’s economic performance and (2) the right to receive benefits from or obligation to absorb losses of the VIE that could potentially be significant to the VIE. The determination of the primary beneficiary must be reconsidered on an ongoing basis. The new requirements are effective for fiscal years beginning after January 1, 2010. We do not expect our adoption to have a material impact on our consolidated financial condition or results of operations.
     In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Fair Value Measurements and Disclosures (ASC 820): Measuring Liabilities at Fair Value,” which provides amendments to ASC Subtopic 820-10, “Fair Value Measurements and Disclosures — Overall, for the fair value measurement of liabilities. ASU No. 2009-05 clarifies that in circumstances in which a quoted market price for an identical liability is not available, a reporting entity is required to measure fair value using one of the following techniques: a valuation technique that uses the quoted market price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of ASC 820. ASU No. 2009-05 is effective for interim and annual periods beginning after August 2009. We do not expect the adoption of ASU No. 2009-05 to have a material impact on our consolidated financial condition or results or operations.
     In September 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (ASC 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force,” which addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. This amendment addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We do not expect the adoption of ASU No. 2009-13 to have a material impact on our consolidated financial condition or results or operations.
2. Acquisition
     Effective April 21, 2009, Flowserve Pump Division acquired Calder AG, a private Swiss company and a supplier of energy recovery technology for use in the global desalination market, for up to $44.1 million, net of cash acquired. Of the total purchase price, $28.4 million was paid at closing and $2.4 million was paid after the working capital valuation was completed in early July 2009. The remaining $13.3 million of the total purchase price is contingent upon Calder AG achieving certain performance metrics within a specified time frame after closing, and, to the extent achieved, is expected to be paid in cash within 12 months of the acquisition date. We recognized a liability of $4.4 million as an estimate of the acquisition date fair value of the contingent consideration, which is based on the weighted probability of achievement of the performance metrics as of the date of the acquisition. Failure to meet the performance metrics would reduce this liability to $0, while complete achievement would increase this liability to the full remaining purchase price of $13.3 million. Any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date is recognized in earnings in the period the estimated fair value changes.
     During the third quarter of 2009, the estimated fair value of the contingent consideration was reduced to $2.2 million based on third quarter 2009 results and an updated weighted probability of achievement of the performance metrics within the specified time frame. The resulting gain is included in selling, general and administrative expense (“SG&A”) in our condensed consolidated statements of income. The purchase price was allocated to the assets acquired and liabilities assumed based on estimates of fair values at the date of acquisition. The allocation of the purchase price is summarized below:

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
3. Stock-Based Compensation Plans
     The Flowserve Corporation 2004 Stock Compensation Plan (the “2004 Plan”), which was established on April 21, 2004, authorized the issuance of up to 3,500,000 shares of common stock through grants of stock options, restricted shares and other equity-based awards. Of the 3,500,000 shares of common stock that have been authorized under the 2004 Plan, 669,102 shares remain available for issuance as of September 30, 2009. We recorded stock-based compensation as follows:

	Three Months Ended September 30,
	2009			2008
	Stock	Restricted		Stock	Restricted
(Amounts in millions)	Options	Shares	Total	Options	Shares	Total
Stock-based compensation expense	$0.1	$9.8	$9.9	$0.3	$7.3	$7.6
Related income tax benefit	—	(3.8)	(3.8)	(0.1)	(2.2)	(2.3)

Net stock-based compensation expense	$0.1	$6.0	$6.1	$0.2	$5.1	$5.3

	Nine Months Ended September 30,
	2009			2008
	Stock	Restricted		Stock	Restricted
(Amounts in millions)	Options	Shares	Total	Options	Shares	Total
Stock-based compensation expense	$0.3	$31.1	$31.4	$1.2	$22.8	$24.0
Related income tax benefit	(0.1)	(10.3)	(10.4)	(0.3)	(6.9)	(7.2)

Net stock-based compensation expense	$0.2	$20.8	$21.0	$0.9	$15.9	$16.8

     Stock Options — Information related to stock options issued to officers, other employees and directors under all plans described in Note 7 to our consolidated financial statements included in our 2008 Annual Report is presented in the following table:

	Nine Months Ended September 30, 2009
		Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Life (in years)	Value (in millions)
Number of shares under option:
Outstanding — January 1, 2009	303,100	$39.58
Exercised	(81,968)	32.32

Outstanding — September 30, 2009	221,132	$42.28	5.7	$12.4

Exercisable — September 30, 2009	190,132	$40.65	5.5	$11.0

     No options were granted during the nine months ended September 30, 2009 or 2008. The total fair value of stock options vested during the three months ended September 30, 2009 and 2008 was $0.1 million and $1.3 million, respectively. The total fair value of stock options vested during the nine months ended September 30, 2009 and 2008 was $2.0 million and $3.9 million, respectively. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model.
     As of September 30, 2009, we had less than $0.1 million of unrecognized compensation cost related to outstanding unvested stock option awards, which is expected to be recognized over a weighted-average period of less than 1 year. The total intrinsic value of stock options exercised during the three months ended September 30, 2009 and 2008 was $2.8 million and $4.9 million, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2009 and 2008 was $4.0 million and $27.0 million, respectively.
     Restricted Shares — Awards of restricted shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted shares. We had unearned compensation of $42.7 million and $34.1 million at September 30, 2009 and December 31, 2008, respectively, which is expected to be recognized over a weighted-average period of approximately 1 year. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total fair value of restricted shares vested during the three months ended September 30, 2009 and 2008 was $0.1 million and $4.1 million, respectively. The total fair value of restricted shares vested during the nine months ended both September 30, 2009 and 2008 was $14.9 million.
     The following table summarizes information regarding restricted share activity:

	Nine Months Ended September 30, 2009
		Weighted Average
		Grant-Date Fair
	Shares	Value
Number of unvested shares:
Outstanding — January 1, 2009	1,080,237	$71.11
Granted	804,341	54.72
Vested	(230,461)	64.84
Cancelled	(70,352)	68.72

Unvested restricted shares — September 30, 2009	1,583,765	$63.80

     Unvested restricted shares outstanding as of September 30, 2009, includes a total of 540,000 shares with performance-based vesting provisions granted in three annual grants since January 1, 2007. Performance-based restricted shares vest upon the achievement of pre-defined performance targets, and are issuable in common stock. Our performance targets are based on our average annual return on net assets over a rolling three-year period as compared with the same measure for a defined peer group for the same period. Compensation expense is recognized ratably over a 36-month cliff vesting period based on the fair market value of our common stock on the date of grant, as adjusted for anticipated forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets. Vesting provisions range from 0 to 1,030,000 shares based on performance targets. As of September 30, 2009, we estimate vesting of 1,030,000 shares based on expected achievement of performance targets.
4. Derivative Instruments and Hedges
     Our risk management and derivatives policy specifies the conditions under which we may enter into derivative contracts. See Notes 1 and 8 to our consolidated financial statements included in our 2008 Annual Report and Note 5 of this Quarterly Report for additional information on our purpose for entering into derivatives not designated as hedging instruments and our overall risk management strategies. We enter into forward exchange contracts to hedge our cash flow risks associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction. At September 30, 2009 and December 31, 2008, we had $342.8 million and $555.7 million, respectively, of notional amount in outstanding forward exchange contracts with third parties. At September 30, 2009, the length of forward exchange contracts currently in place ranged from one day to 17 months. Also as part of our risk management program, we enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. At both September 30, 2009 and December 31, 2008, we had $385.0 million of notional amount in outstanding interest rate swaps with third parties. All interest rate swaps are 100% effective. At September 30, 2009, the maximum remaining length of any interest rate swap contract in place was approximately 24 months.
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
     The fair value of forward exchange contracts not designated as hedging instruments are summarized below:

	September 30,	December 31,
(Amounts in thousands)	2009	2008
Current derivative assets	$12,045	$12,172
Noncurrent derivative assets	89	264
Current derivative liabilities	2,708	15,350
Noncurrent derivative liabilities	232	314
     The fair value of interest rate swaps in cash flow hedging relationships are summarized below:

	September 30,	December 31,
(Amounts in thousands)	2009	2008
Current derivative assets	$4	$—
Noncurrent derivative assets	485	—
Current derivative liabilities	7,000	8,213
Noncurrent derivative liabilities	168	2,407
     Current and noncurrent derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our condensed consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
     The impact of net changes in the fair values of forward exchange contracts not designated as hedging instruments are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2009	2008	2009	2008
Gain (loss) recognized in income	$7,824	$(19,049)	$10,030	$(399)

     The impact of net changes in the fair values of interest rate swaps in cash flow hedging relationships are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2009	2008	2009	2008
(Loss) gain reclassified from accumulated other comprehensive income into income for settlements, net of tax	$(1,799)	$1,194	$(4,466)	$2,450
(Loss) gain recognized in other comprehensive income, net of tax	(1,068)	2,196	(1,898)	2,933
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
     As discussed in Note 2 above, a liability of $4.4 million was initially recognized as an estimate of the acquisition date fair value of the contingent consideration. This liability is classified as Level III under the fair value hierarchy as it is based on the weighted probability as of the date of the acquisition of achievement of performance metrics, which is not observable in the market. As of September 30, 2009, this liability was reduced to $2.2 million based on an updated weighted probability of achievement of performance metrics.
6. Debt
     Debt, including capital lease obligations, consisted of:

	September 30,	December 31,
(Amounts in thousands)	2009	2008
Term Loan, interest rate of 1.81% in 2009 and 2.99% in 2008	$545,436	$549,697
Capital lease obligations and other	23,501	23,651

Debt and capital lease obligations	568,937	573,348
Less amounts due within one year	27,786	27,731

Total debt due after one year	$541,151	$545,617

Credit Facilities
     Our credit facilities, as amended, are comprised of a $600.0 million term loan expiring on August 10, 2012 and a $400.0 million revolving line of credit, which can be utilized to provide up to $300.0 million in letters of credit, expiring on August 10, 2012. We hereinafter refer to these credit facilities collectively as our Credit Facilities. At both September 30, 2009 and December 31, 2008, we had no amounts outstanding under the revolving line of credit. We had outstanding letters of credit of $114.3 million and $104.2 million at September 30, 2009 and December 31, 2008, respectively, which reduced borrowing capacity to $285.7 million and $295.8 million, respectively. The carrying amount of our term loan approximated fair value at September 30, 2009. The interbank market for our term loan implied a fair value of approximately $495 million at December 31, 2008, as compared with a carrying value of $549.7 million.

     Borrowings under our Credit Facilities bear interest at a rate equal to, at our option, either (1) the base rate (which is based on the greater of the prime rate most recently announced by the administrative agent under our Credit Facilities or the Federal Funds rate plus 0.50%) or (2) London Interbank Offered Rate (“LIBOR”) plus an applicable margin determined by reference to the ratio of our total debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), which as of September 30, 2009 was 0.875% and 1.50% for borrowings under our revolving line of credit and term loan, respectively.
     We may prepay loans under our Credit Facilities in whole or in part, without premium or penalty. During the three and nine months ended September 30, 2009, we made scheduled repayments under our Credit Facilities of $1.4 million and $4.3 million, respectively. We have scheduled repayments under our Credit Facilities of $1.4 million due in each of the next four quarters.
European Letter of Credit Facility
     As previously disclosed, our 364-day unsecured European Letter of Credit Facility (“European rLOC Facility”), which has a commitment of €110.0 million, was extended beyond its September 11, 2009 expiration date through November 9, 2009. The European LOC Facility is used for contingent obligations solely in respect of surety and performance bonds, bank guarantees and similar obligations. We had outstanding letters of credit drawn on the European LOC Facility of €81.7 million ($119.6 million) and €104.0 million ($145.2 million) as of September 30, 2009 and December 31, 2008, respectively. We pay certain fees for the letters of credit written against the European LOC Facility based upon the ratio of our total debt to consolidated EBITDA. As of September 30, 2009, the annual fees equaled 0.875% plus a fronting fee of 0.1%.
7. Realignment Program
     In February 2009, we announced our plan to incur up to $40 million in costs to reduce and optimize certain non-strategic manufacturing facilities and our overall cost structure by improving our operating efficiency, reducing redundancies, maximizing global consistency and driving improved financial performance (the “Realignment Program”). The Realignment Program consists of both restructuring and non-restructuring costs. Restructuring charges represent charges associated with the relocation of certain business activities, outsourcing of some business activities and facility closures. Non-restructuring charges, which represent the majority of the Realignment Program, are charges incurred to improve operating efficiency and reduce redundancies and primarily represent employee severance. All expenses under the Realignment Program are expected to be recognized during 2009. Expenses are reported in cost of sales (“COS”) or SG&A, as applicable, in our condensed consolidated statement of income.
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

     Restructuring charges incurred for the three and nine months ended September 30, 2009 and total restructuring charges expected to be incurred are as follows:

		Contract	Asset
(Amounts in thousands)	Severance	termination	write-downs	Other	Total
Three Months Ended September 30, 2009
COS
Flowserve Pump Division	$25	$—	$206	$544	$775
Flow Control Division	—	—	—	—	—
Flow Solutions Division	—	—	—	111	111
SG&A
Flowserve Pump Division	—	—	—	16	16
Flow Control Division	4	—	—	—	4
Flow Solutions Division	—	—	—	—	—

Total	$29	$—	$206	$671	$906

Nine Months Ended September 30, 2009 (1)
COS
Flowserve Pump Division	$3,515	$—	$4,606	$877	$8,998
Flow Control Division	122	—	360	—	482
Flow Solutions Division	575	33	—	152	760
SG&A
Flowserve Pump Division	215	—	—	16	231
Flow Control Division	155	—	—	—	155
Flow Solutions Division	127	—	—	—	127

Total	$4,709	$33	$4,966	$1,045	$10,753

Total Expected Restructuring Charges for 2009
COS
Flowserve Pump Division	$3,544	$1,115	$4,826	$4,097	$13,582
Flow Control Division	122	—	360	—	482
Flow Solutions Division	576	264	—	415	1,255
SG&A
Flowserve Pump Division	215	—	—	16	231
Flow Control Division	155	—	—	—	155
Flow Solutions Division	127	—	—	—	127

Total	$4,739	$1,379	$5,186	$4,528	$15,832

(1)	Charges for the nine months ended September 30, 2009 are equal to charges incurred from inception of the program as the program began in 2009.
     The following represents the activity related to the restructuring reserve:

		Contract
(Amounts in thousands)	Severance	Termination	Other	Total
Balance at December 31, 2008	$—	$—	$—	$—
Charges	1,878	—	—	1,878

Balance at March 31, 2009	1,878	—	—	1,878

Charges	2,802	33	375	3,210
Cash expenditures	(1,067)	(33)	(289)	(1,389)

Balance at June 30, 2009	3,613	—	86	3,699

Charges	29	—	671	700
Cash expenditures	(1,406)	—	(564)	(1,970)
Other non-cash adjustments, including currency	125	—	—	125

Balance at September 30, 2009	$2,361	$—	$193	$2,554

Total Realignment Program Charges
     The following is a summary of total charges incurred related to the Realignment Program:
Three Months Ended September 30, 2009

				Subtotal –
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in millions)	Pump	Control	Solutions	Segments	All Other	Total
Restructuring Charges
COS	$0.8	$—	$0.1	$0.9	$—	$0.9
SG&A	—	—	—	—	—	—

	$0.8	$—	$0.1	$0.9	$—	$0.9

Non-Restructuring Charges
COS	$0.4	$0.6	$0.2	$1.2	$—	$1.2
SG&A	0.2	—	0.7	0.9	0.6	1.5

	$0.6	$0.6	$0.9	$2.1	$0.6	$2.7

Total Realignment Program Charges
COS	$1.2	$0.6	$0.3	$2.1	$—	$2.1
SG&A	0.2	—	0.7	0.9	0.6	1.5

	$1.4	$0.6	$1.0	$3.0	$0.6	$3.6

Nine Months Ended September 30, 2009

				Subtotal –
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in millions)	Pump	Control	Solutions	Segments	All Other	Total
Restructuring Charges
COS	$9.0	$0.5	$0.8	$10.3	$—	$10.3
SG&A	0.2	0.2	0.1	0.5	—	0.5

	$9.2	$0.7	$0.9	$10.8	$—	$10.8

Non-Restructuring Charges
COS	$2.4	$3.8	$3.9	$10.1	$—	$10.1
SG&A	2.8	3.8	4.8	11.4	0.9	12.3

	$5.2	$7.6	$8.7	$21.5	$0.9	$22.4

Total Realignment Program Charges
COS	$11.4	$4.3	$4.7	$20.4	$—	$20.4
SG&A	3.0	4.0	4.9	11.9	0.9	12.8

	$14.4	$8.3	$9.6	$32.3	$0.9	$33.2

     The following is a summary of total charges expected to be incurred related to the Realignment Program:
Total Expected Charges for 2009

				Subtotal –
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in millions)	Pump	Control	Solutions	Segments	All Other	Total
Total Expected Restructuring Charges
COS	$13.6	$0.4	$1.3	$15.3	$—	$15.3
SG&A	0.2	0.2	0.1	0.5	—	0.5

	$13.8	$0.6	$1.4	$15.8	$—	$15.8

Total Expected Non-restructuring Charges
COS	$3.0	$5.8	$3.8	$12.6	$—	$12.6
SG&A	2.8	4.2	4.8	11.8	0.9	12.7

	$5.8	$10.0	$8.6	$24.4	$0.9	$25.3

Total Expected Realignment Program Charges
COS	$16.6	$6.2	$5.1	$27.9	$—	$27.9
SG&A	3.0	4.4	4.9	12.3	0.9	13.2

	$19.6	$10.6	$10.0	$40.2	$0.9	$41.1

     In the fourth quarter of 2009, we plan to commence additional realignment initiatives that will expand our efforts to optimize assets and reduce our overall cost structure. The additional initiatives are planned to occur in the remainder of 2009 and continue into 2010. We currently expect to incur approximately $45 million in additional charges, which are not reflected above.
8. Inventories
     Inventories are stated at lower of cost or market. Cost is determined by the first-in, first-out method. Inventories, net consisted of the following:

	September 30,	December 31,
(Amounts in thousands)	2009	2008
Raw materials	$262,095	$241,953
Work in process	744,508	635,490
Finished goods	262,676	264,746
Less: Progress billings	(321,160)	(250,289)
Less: Excess and obsolete reserve	(63,697)	(57,288)

Inventories, net	$884,422	$834,612

9. Equity Method Investments
     As of September 30, 2009, we had investments in seven joint ventures (one located in each of China, Japan, Korea, Saudi Arabia and the United Arab Emirates and two located in India) that were accounted for using the equity method. Summarized below is combined income statement information, based on the most recent financial information, for those investments:

	Three Months Ended September 30,
(Amounts in thousands)	2009	2008
Revenues	$46,346	$71,365
Gross profit	16,426	16,318
Income before provision for income taxes	11,578	11,481
Provision for income taxes	(3,428)	(3,101)

Net income	$8,150	$8,380

	Nine Months Ended September 30,
(Amounts in thousands)	2009	2008 (1)
Revenues	$159,368	$259,187
Gross profit	57,541	70,020
Income before provision for income taxes	40,733	49,788
Provision for income taxes	(12,605)	(14,776)

Net income	$28,128	$35,012

(1)	As discussed in Note 2, effective March 1, 2008, we purchased the remaining 50% interest in Niigata, resulting in the full consolidation of Niigata as of that date. Prior to this transaction, our 50% interest was recorded using the equity method of accounting. As a result, Niigata’s income statement information presented herein includes only the first two months of 2008.
     The provision for income taxes is based on the tax laws and rates in the countries in which our investees operate. The tax jurisdictions vary not only by their nominal rates, but also by the allowability of deductions, credits and other benefits. Our share of net income is reflected in our condensed consolidated statements of income.
10. Earnings Per Share
     As discussed in Note 1, effective January 1, 2009, we adopted the two-class method of calculating EPS. We have retrospectively adjusted earnings per common share for all prior periods presented. We now use the “two-class” method of computing earnings per share. The “two-class” method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security as if all earnings for the period had been distributed. Unvested restricted share awards that earn non-forfeitable dividend rights qualify as participating securities and, accordingly, are now included in the basic computation as such. Our unvested restricted shares participate on an equal basis with common shares; therefore, there is no difference in undistributed earnings allocated to each participating security. Accordingly, the presentation below is prepared on a combined basis and is presented as earnings per common share. Previously, such unvested restricted shares were not included as outstanding within basic earnings per common share and were included in diluted earnings per common share pursuant to the treasury stock method. The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating basic net earnings per common share.
     Earnings per weighted average common share outstanding was calculated as follows:

	Three Months Ended September 30,
(Amounts in thousands, except per share data)	2009	2008
Net earnings of Flowserve Corporation	$116,944	$117,049
Dividends on restricted shares not expected to vest	5	5

Earnings attributable to common and participating shareholders	$116,949	$117,054

Weighted average shares:
Common stock	55,351	56,726
Participating securities	441	442

Denominator for basic earnings per common share	55,792	57,168
Effect of potentially dilutive securities	586	301

Denominator for diluted earnings per common share	56,378	57,469

Earnings per common share:
Basic	$2.10	$2.05
Diluted	2.07	2.04

	Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2009	2008
Net earnings of Flowserve Corporation	$317,469	$327,981
Dividends on restricted shares not expected to vest	18	23

Earnings attributable to common and participating shareholders	$317,487	$328,004

Weighted average shares:
Common stock	55,443	56,843
Participating securities	443	526

Denominator for basic earnings per common share	55,886	57,369
Effect of potentially dilutive securities	481	340

Denominator for diluted earnings per common share	56,367	57,709

Earnings per common share:
Basic	$5.68	$5.72
Diluted	5.63	5.68
     Diluted earnings per share above is based upon the weighted average number of shares as determined for basic earnings per share plus shares potentially issuable in conjunction with stock options, restricted share units and performance share units.
     For the three and nine months ended both September 30, 2009 and 2008, we had no options to purchase common stock that were excluded from the computation of potentially dilutive securities.
     We have retrospectively adjusted the prior period to reflect the results that would have been reported had we applied the provisions of the two-class method for computing earnings per common share for all periods presented. The effects of the change as it relates to our earnings per common share are as follows:

	Three Months Ended September 30, 2008
	Basic	Diluted
As previously reported	$2.06	$2.04
Effect of adoption of the two-class method	(0.01)	—

As retrospectively adjusted	$2.05	$2.04

	Nine Months Ended September 30, 2008
	Basic	Diluted
As previously reported	$5.77	$5.71
Effect of adoption of the two-class method	(0.05)	(0.03)

As retrospectively adjusted	$5.72	$5.68

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
     The parties have engaged in discussions following the issuance of the Court of Appeals’ opinion in furtherance of an amicable resolution of the case. These discussions have yielded tentative settlement terms, which remain contingent upon resolution of certain closure issues. As a result, a charge of $7.5 million was recognized in the third quarter of 2009 related to increased fees and accrued resolution costs. That charge, along with a smaller earlier accrual, represents our current determination of our exposure relating to the tentative settlement amount. If the closure issues are not resolved and the litigation proceeds, we continue to believe we have valid defenses to the claims asserted, and we will continue to vigorously defend this case.
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
Export Compliance
     In March 2006, we initiated a voluntary process to determine our compliance posture with respect to United States (“U.S.”) export control and economic sanctions laws and regulations. Upon initial investigation, it appeared that some product transactions and technology transfers were not handled in full compliance with U.S. export control laws and regulations. As a result, in conjunction with outside counsel, we conducted a voluntary systematic process to further review, validate and voluntarily disclose export violations discovered as part of this review process. We completed our comprehensive disclosures to the appropriate U.S. government regulatory authorities at the end of 2008, although these disclosures may be refined or supplemented. Based on our review of the data collected, during the self-disclosure period of October 1, 2002 through October 1, 2007, a number of process pumps, valves, mechanical seals and parts related thereto were exported, in limited circumstances, without required export or reexport licenses or without full compliance with all applicable rules and regulations to a number of different countries throughout the world, including certain U.S. sanctioned countries. The foregoing information is subject to revision as we further review this submittal with applicable U.S. regulatory authorities.
     We have taken a number of actions to increase the effectiveness of our global export compliance program. This has included increasing the personnel and resources dedicated to export compliance, providing additional export compliance tools to employees, improving our export transaction screening processes and enhancing the content and frequency of our export compliance training programs.
     Any self-reported violations of U.S. export control laws and regulations may result in civil or criminal penalties, including fines and/or other penalties. We are currently engaged in discussions with U.S. regulators about such penalties as part of our effort to resolve this matter; however, we are currently unable to definitively determine the full extent or nature or total amount of penalties to which we might be subject as a result of any such self-reported violations of the U.S. export control laws and regulations.
Other
     We are currently involved as a potentially responsible party at three former public waste disposal sites that may be subject to remediation under pending government procedures. The sites are in various stages of evaluation by federal and state environmental authorities. The projected cost of remediation at these sites, as well as our alleged “fair share” allocation, will remain uncertain until all studies have been completed and the parties have either negotiated an amicable resolution or the matter has been judicially resolved. At each site, there are many other parties who have similarly been identified. Many of the other parties identified are financially strong and solvent companies that appear able to pay their share of the remediation costs. Based on our information about the waste disposal practices at these sites and the environmental regulatory process in general, we believe that it is likely that ultimate remediation liability costs for each site will be apportioned among all liable parties, including site owners and waste transporters, according to the volumes and/or toxicity of the wastes shown to have been disposed of at the sites. We believe that our exposure for existing disposal sites will not be material.
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

12. Retirement and Postretirement Benefits
     Components of the net periodic cost for retirement and postretirement benefits for the three months ended September 30, 2009 and 2008 were as follows:

	U.S.		Non-U.S.		Postretirement
	Defined Benefit Plans		Defined Benefit Plans		Medical Benefits
(Amounts in millions)	2009	2008	2009	2008	2009	2008
Service cost	$4.6	$4.3	$0.9	$0.9	$—	$0.1
Interest cost	4.8	4.5	2.9	3.4	0.7	0.6
Expected return on plan assets	(5.5)	(5.1)	(1.0)	(1.4)	—	—
Amortization of unrecognized net loss (gain)	1.6	1.0	0.6	0.1	(0.7)	—
Amortization of prior service benefit	(0.3)	(0.3)	—	—	(0.5)	(0.6)

Net periodic cost (benefit) recognized	$5.2	$4.4	$3.4	$3.0	$(0.5)	$0.1

     Components of the net periodic cost for retirement and postretirement benefits for the nine months ended September 30, 2009 and 2008 were as follows:

	U.S.		Non-U.S.		Postretirement
	Defined Benefit Plans		Defined Benefit Plans		Medical Benefits
(Amounts in millions)	2009	2008	2009	2008	2009	2008
Service cost	$13.8	$12.9	$2.9	$2.7	$—	$0.1
Interest cost	14.4	13.4	8.7	10.3	1.9	2.6
Expected return on plan assets	(16.6)	(15.2)	(3.1)	(4.3)	—	—
Amortization of unrecognized net loss (gain)	4.9	3.2	1.8	0.3	(2.2)	0.1
Amortization of prior service benefit	(0.9)	(1.0)	—	—	(1.5)	(1.9)

Net periodic cost (benefit) recognized	$15.6	$13.3	$10.3	$9.0	$(1.8)	$0.9

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
     On February 26, 2008 our Board of Directors authorized a program to repurchase up to $300.0 million of our outstanding common stock over an unspecified time period. The program commenced in the second quarter of 2008. We repurchased 131,500 shares for $11.3 million and 413,000 shares for $27.5 million during the three and nine months ended September 30, 2009, respectively. To date, we have repurchased a total of 2.2 million shares for $192.5 million under this program.
14. Income Taxes
     For the three months ended September 30, 2009, we earned $158.6 million before taxes and provided for income taxes of $42.0 million, resulting in an effective tax rate of 26.5%. For the nine months ended September 30, 2009, we earned $436.7 million before taxes and provided for income taxes of $118.6 million, resulting in an effective tax rate of 27.2%. The effective tax rate varied from the U.S. federal statutory rate for both the three and nine months ended September 30, 2009 primarily due to the net impact of foreign operations.
     For the three months ended September 30, 2008, we earned $144.9 million before taxes and provided for income taxes of $26.9 million, resulting in an effective tax rate of 18.6%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended September 30, 2008 primarily due to the net impact of foreign operations, as well as a net tax benefit of $12.4 million arising from our permanent reinvestment in foreign subsidiaries, the release of certain reserves related to the closure of the statute of limitations in various jurisdictions and repatriation of cash. For the nine months ended September 30, 2008, we earned $432.4 million before taxes and provided for income taxes of $102.2 million, resulting in an effective tax rate of 23.6%. The effective tax rate varied from the U.S. federal statutory rate for the nine months ended September 30, 2008 primarily due to the net favorable impact of foreign operations, a favorable tax ruling in Luxembourg, our permanent reinvestment in foreign subsidiaries, the release of certain reserves related to the closure of the statute of limitations in various jurisdictions and repatriation of cash.
     As of September 30, 2009, the amount of unrecognized tax benefits has increased by $9.1 million from December 31, 2008, due primarily to interest on prior year positions and currency translation adjustments. With limited exception, we are no longer subject to U.S. federal, state and local income tax audits for years through 2004 or non-U.S. income tax audits for years through 2003. We are currently under examination for various years in Argentina, Austria, France, Germany, India, Italy, Mexico, the U.S. and Venezuela.
     It is reasonably possible that within the next 12 months the effective tax rate will be impacted by the resolution of some or all of the matters audited by various taxing authorities. It is also reasonably possible that we will have the statute of limitations close in various taxing jurisdictions within the next 12 months. As such, we estimate we could record a reduction in our tax expense of between $2 million to $29 million.
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
Three Months Ended September 30, 2009

				Subtotal –
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in thousands)	Pump	Control	Solutions	Segments	All Other	Total
Sales to external customers	$635,949	$292,465	$121,669	$1,050,083	$981	$1,051,064
Intersegment sales	1,153	1,074	14,590	16,817	(16,817)	—
Segment operating income	108,649	54,038	29,066	191,753	(30,548)	161,205
Three Months Ended September 30, 2008

				Subtotal –
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in thousands)	Pump	Control	Solutions	Segments	All Other	Total
Sales to external customers	$638,767	$363,417	$149,904	$1,152,088	$1,504	$1,153,592
Intersegment sales	398	1,778	20,966	23,142	(23,142)	—
Segment operating income	99,398	61,378	33,103	193,879	(29,365)	164,514

Nine Months Ended September 30, 2009

				Subtotal –
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in thousands)	Pump	Control	Solutions	Segments	All Other	Total
Sales to external customers	$1,894,110	$889,377	$379,467	$3,162,954	$3,235	$3,166,189
Intersegment sales	2,440	3,804	45,238	51,482	(51,482)	—
Segment operating income	325,982	148,398	78,285	552,665	(85,568)	467,097
Nine Months Ended September 30, 2008

				Subtotal –
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in thousands)	Pump	Control	Solutions	Segments	All Other	Total
Sales to external customers	$1,831,936	$1,030,811	$437,623	$3,300,370	$4,146	$3,304,516
Intersegment sales	1,564	4,931	57,871	64,366	(64,366)	—
Segment operating income	281,566	167,386	97,932	546,884	(90,724)	456,160

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
     The favorable conditions we experienced in much of 2008 in our key industries moderated in the last quarter of 2008 and the first quarter of 2009. In the second and third quarters of 2009, we experienced some stabilization in business conditions. Although we have experienced increased pricing pressure in 2009, the overall demand for our products and services reflects continuing investments in oil and gas, capacity expansion and upgrade projects in power generation, global infrastructure growth in desalination, chemical manufacturing expansion in certain developing regions and aftermarket opportunities, including optimization projects of continuing operations. We have not experienced a significant level of cancellations in our backlog. Overall global demand in our key industries reflected moderate growth in the developing markets offset by weakness in the mature markets.
     The global demand growth during previous years provided us the opportunity to increase our installed base of new products and drive recurring aftermarket business. We continue to build on our geographic breadth through our QRC network, with the goal to be positioned as near to our customers as possible for service and support in order to capture this important aftermarket business. Despite this, we continue to face challenges affecting many companies in our industry with a significant multinational presence, such as economic, political and other risks.
     Along with ensuring that we have the local capability to sell, install and service our equipment in remote regions, it is equally imperative to continuously improve our global operations. We continue to optimize our global supply chain capability to meet global customer demands and ensure the quality and timely delivery of our products. Significant efforts are underway to improve the supply chain processes across our divisions to find areas of synergy and cost reduction. In addition, we are improving our supply chain management capability to ensure it can meet global customer demands. We continue to focus on improving on-time delivery and quality, while reducing warranty costs as a percentage of sales across our global operations, through the assistance of a focused Continuous Improvement Process (“CIP”) initiative. The goal of the CIP initiative, which includes lean manufacturing, six sigma business management strategy and value engineering, is to maximize service fulfillment to customers through on-time delivery, reduced cycle time and quality at the highest internal productivity. This program is a key factor in our margin improvement plans.
     Ongoing effects of global financial markets and banking systems disruptions continue to make credit and capital markets difficult for companies to access, and have generally driven up the costs of newly raised debt. We continue to monitor and evaluate the implications of these factors on our current business, our customers and suppliers and the state of the global economy. While we believe that these financial market disruptions have not directly had a disproportionate adverse impact on our financial position, results of operations or liquidity as of September 30, 2009, continuing disruptions in the functioning of credit and capital markets could potentially materially impair our and our customers’ ability to access these markets and increase associated costs. There can be no assurance that we will not be materially adversely affected by these financial market disruptions and global economic conditions as economic events and circumstances continue to evolve. Only 1% of our term loan is due to mature in each of 2009 and 2010, and after the effects of $385.0 million of notional interest rate swaps, approximately 71% of our term debt was at fixed rates at September 30, 2009. Our revolving line of credit and our European LOC Facility are committed and are held by a diversified group of financial institutions. Our cash balance decreased by $180.8 million to $291.2 million as of September 30, 2009 as compared with December

31, 2008. The cash draw was anticipated based on planned significant cash uses in the nine months ended September 30, 2009, including approximately $115 million in long-term and broad-based annual incentive program payments related to prior period performance, $87.1 million in capital expenditures, $44.2 million in dividend payments, $82.5 million in contributions to our U.S. pension plan, $27.5 million of share repurchases and the funding of increased working capital requirements, as well as $30.8 million for the acquisition of Calder AG. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions. See the “Liquidity and Capital Resources” section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.
RESULTS OF OPERATIONS — Three and nine months ended September 30, 2009 and 2008
     Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects by translating current year results on a monthly basis at prior year exchange rates for the same periods.
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
     The following is a summary of Realignment Program charges included in operating income for the three and nine months ended September 30, 2009:
Three Months Ended September 30, 2009

				Subtotal –
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in millions)	Pump	Control	Solutions	Segments	All Other	Total
Restructuring Charges
COS	$0.8	$—	$0.1	$0.9	$—	$0.9
SG&A	—	—	—	—	—	—

	$0.8	$—	$0.1	$0.9	$—	$0.9

Non-Restructuring Charges
COS	$0.4	$0.6	$0.2	$1.2	$—	$1.2
SG&A	0.2	—	0.7	0.9	0.6	1.5

	$0.6	$0.6	$0.9	$2.1	$0.6	$2.7

Total Realignment Program Charges
COS	$1.2	$0.6	$0.3	$2.1	$—	$2.1
SG&A	0.2	—	0.7	0.9	0.6	1.5

	$1.4	$0.6	$1.0	$3.0	$0.6	$3.6

Nine Months Ended September 30, 2009

				Subtotal –
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in millions)	Pump	Control	Solutions	Segments	All Other	Total
Restructuring Charges
COS	$9.0	$0.5	$0.8	$10.3	$—	$10.3
SG&A	0.2	0.2	0.1	0.5	—	0.5

	$9.2	$0.7	$0.9	$10.8	$—	$10.8

Non-Restructuring Charges
COS	$2.4	$3.8	$3.9	$10.1	$—	$10.1
SG&A	2.8	3.8	4.8	11.4	0.9	12.3

	$5.2	$7.6	$8.7	$21.5	$0.9	$22.4

Total Realignment Program Charges
COS	$11.4	$4.3	$4.7	$20.4	$—	$20.4
SG&A	3.0	4.0	4.9	11.9	0.9	12.8

	$14.4	$8.3	$9.6	$32.3	$0.9	$33.2

     The following is a summary of total expected Realignment Program charges:
Total Expected Charges for 2009

				Subtotal –
	Flowserve	Flow	Flow	Reportable		Consolidated
(Amounts in millions)	Pump	Control	Solutions	Segments	All Other	Total
Total Expected Restructuring Charges
COS	$13.6	$0.4	$1.3	$15.3	$—	$15.3
SG&A	0.2	0.2	0.1	0.5	—	0.5

	$13.8	$0.6	$1.4	$15.8	$—	$15.8

Total Expected Non-restructuring Charges
COS	$3.0	$5.8	$3.8	$12.6	$—	$12.6
SG&A	2.8	4.2	4.8	11.8	0.9	12.7

	$5.8	$10.0	$8.6	$24.4	$0.9	$25.3

Total Expected Realignment Program Charges
COS	$16.6	$6.2	$5.1	$27.9	$—	$27.9
SG&A	3.0	4.4	4.9	12.3	0.9	13.2

	$19.6	$10.6	$10.0	$40.2	$0.9	$41.1

     Based on actions under our Realignment Program, we have realized savings of approximately $10 million and $17 million for the three and nine months ended September 30, 2009, respectively, and we expect to realize savings in 2009 of approximately $30 million. Upon completion of our Realignment Program, we expect annual cost savings of approximately $60 million. Approximately two-thirds of savings were and will be realized in COS and the remainder in SG&A.
     Most of the charges presented above are expected to be paid in cash in 2009, except for asset write-downs, which are non-cash restructuring charges. Asset write-down charges (including accelerated depreciation of fixed assets, accelerated amortization of intangible assets and inventory write-downs) of $0.2 million and $5.0 million were recorded during the three and nine months ended September 30, 2009, respectively. Additional asset write-down charges of $0.2 million are expected to be recorded during the remainder of 2009.
     In the fourth quarter of 2009, we plan to commence additional realignment initiatives that will expand our efforts to optimize assets and reduce our overall cost structure. The additional initiatives are planned to occur in the remainder of 2009 and continue into 2010. We currently expect to incur approximately $45 million in additional charges, which are not reflected above, and expect to generate approximately $50 million in additional annual cost savings. We view the additional initiatives as a long-term investment that should improve our operating platform, better support our customers and have lower execution risk with higher expected return than other investments currently available.

Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended September 30,
(Amounts in millions)	2009	2008

Bookings	$975.3	$1,373.5
Sales	1,051.1	1,153.6

	Nine Months Ended September 30,
(Amounts in millions)	2009	2008

Bookings, net	$2,946.0	$4,113.4
Sales	3,166.2	3,304.5
     We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacture, service or support. Bookings for the three months ended September 30, 2009 decreased by $398.2 million, or 29.0%, as compared with the same period in 2008. The decrease includes negative currency effects of approximately $37 million. The decrease is attributable to declines in original equipment bookings in FPD, including the impact of the $85 million project to supply a variety of pumps to build the Abu Dhabi Crude Oil Pipeline recorded in the same period in 2008 that did not recur, as well as declines in original equipment bookings by FSD. These decreases are primarily related to declines in the oil and gas and general industries and reflect our customers’ responses to general global economic conditions and declines in oil and gas prices as compared with 2008. The decrease is also attributable to declines in the chemical industry and distributor business in FCD, partially offset by orders of more than $45 million in FCD to supply valves to four Westinghouse Electric Co. nuclear power units in North America.
     Bookings for the nine months ended September 30, 2009 decreased by $1,167.4 million, or 28.4%, as compared with the same period in 2008. The decrease includes negative currency effects of approximately $264 million. The decrease is primarily attributable to declines in original equipment bookings in FPD, including the impacts of $110.9 million of thruster orders and the impact of the $85 million Abu Dhabi Crude Oil Pipeline order that were recorded in the same period in 2008 and did not recur, as well as declines in original equipment bookings by FSD. These decreases are primarily attributable to declines in the oil and gas and general industries and reflect our customers’ responses to general global economic conditions and declines in oil and gas prices as compared with 2008. The decrease is also attributable to declines in the chemical industry and distributor business in FCD, partially offset by orders of more than $45 million in FCD to supply valves to four Westinghouse Electric Co. nuclear power units in North America. Bookings recorded and subsequently canceled within the year-to-date period are excluded from year-to-date bookings.
     Sales for the three months ended September 30, 2009 decreased by $102.5 million, or 8.9%, as compared with the same period in 2008. The decrease includes negative currency effects of approximately $47 million. The decrease is attributable to decreased chemical and general industries and distributor business in FCD and decreased original equipment sales by FSD. Net sales to international customers, including export sales from the U.S., were approximately 74% of consolidated sales for the three months ended September 30, 2009, as compared with approximately 72% for the same period in 2008.
     Sales for the nine months ended September 30, 2009 decreased by $138.3 million, or 4.2%, as compared with the same period in 2008. The decrease includes negative currency effects of approximately $277 million. The overall net decrease is primarily attributable to decreased chemical and general industries and distributor business in FCD and decreased original equipment sales by FPD and FSD. Net sales to international customers, including export sales from the U.S., were approximately 72% of consolidated sales for the nine months ended September 30, 2009, as compared with approximately 69% for the same period in 2008.
     Backlog represents the value of aggregate uncompleted customer orders. Backlog of $2,664.9 million at September 30, 2009 decreased by $160.2 million, or 5.7%, as compared with December 31, 2008. Currency effects provided an increase of approximately $90 million. The overall net decrease includes the impact of cancellations of $35.4 million of orders booked during the prior year. The acquisition of Calder AG resulted in a $4.7 million increase in backlog.

Gross Profit and Gross Profit Margin

	Three Months Ended September 30,
(Amounts in millions)	2009	2008

Gross profit	$385.2	$404.9
Gross profit margin	36.6%	35.1%

	Nine Months Ended September 30,
(Amounts in millions)	2009	2008

Gross profit	$1,139.3	$1,168.7
Gross profit margin	36.0%	35.4%
     Gross profit for the three months ended September 30, 2009 decreased by $19.7 million, or 4.9%, as compared with the same period in 2008. The decrease includes the effect of $2.1 million in charges resulting from our Realignment Program in 2009. Gross profit margin for the three months ended September 30, 2009 of 36.6% increased from 35.1% for the same period in 2008. The increase is primarily attributable to improved pricing on original equipment orders booked by FPD in 2008, a sales mix shifts toward higher margin aftermarket sales and savings realized from our Realignment Program.
     Gross profit for the nine months ended September 30, 2009 decreased by $29.4 million, or 2.5%, as compared with the same period in 2008. The decrease includes the effect of $20.4 million in charges resulting from our Realignment Program in 2009. Gross profit margin for the nine months ended September 30, 2009 of 36.0% increased from 35.4% for the same period in 2008. A sales mix shift toward higher margin aftermarket sales by FCD and FSD, improved pricing on original equipment orders booked by FPD in late 2007 and early 2008 and savings realized from our Realignment Program were partially offset by a sales mix shift toward lower margin original equipment in FPD.
Selling, General and Administrative Expense (“SG&A”)

	Three Months Ended September 30,
(Amounts in millions)	2009	2008

SG&A	$227.3	$243.8
SG&A as a percentage of sales	21.6%	21.1%

	Nine Months Ended September 30,
(Amounts in millions)	2009	2008

SG&A	$683.9	$726.5
SG&A as a percentage of sales	21.6%	22.0%
     SG&A for the three months ended September 30, 2009 decreased by $16.5 million, or 6.8%, as compared with the same period in 2008. Currency effects yielded a decrease of approximately $7 million. Recoveries of bad debts, decreased annual incentive compensation expense, commissions and travel and savings realized from our Realignment Program were partially offset by a $7.5 million increase in legal fees and accrued costs related to the pending resolution of the 2003 shareholder class action litigation, which remains contingent upon the resolution of certain closure issues (see Note 11 to our condensed consolidated financial statements included in this Quarterly Report).
     SG&A for the nine months ended September 30, 2009 decreased by $42.6 million, or 5.9%, as compared with the same period in 2008. The decrease includes the effect of $12.8 million in charges resulting from our Realignment Program in 2009. Currency effects yielded a decrease of approximately $42 million. Recoveries of bad debts, decreased annual incentive compensation expense, commissions and travel and savings realized from our Realignment Program were partially offset by an increase in legal fees and accrued resolution costs related to shareholder litigation and charges resulting from our Realignment Program.
Net Earnings from Affiliates

	Three Months Ended September 30,
(Amounts in millions)	2009	2008

Net earnings from affiliates	$3.3	$3.4

	Nine Months Ended September 30,
(Amounts in millions)	2009	2008

Net earnings from affiliates	$11.7	$13.9
     Net earnings from affiliates represents our net income from investments in seven joint ventures (one located in each of China, Japan, Korea, Saudi Arabia and the United Arab Emirates and two located in India) that are accounted for using the equity method of accounting. Net earnings from affiliates for the three months ended September 30, 2009 was comparable to the same period in 2008.
     Net earnings from affiliates for the nine months ended September 30, 2009 decreased by $2.2 million, or 15.8%, as compared with the same period in 2008. The decrease in earnings is primarily attributable to our FCD joint venture in India and the impact of the consolidation of Niigata in the first quarter of 2008 when we purchased the remaining 50% interest. As discussed above, effective March 1, 2008, we purchased the remaining 50% interest in Niigata, resulting in the full consolidation of Niigata as of that date. Prior to this transaction, our 50% interest was recorded using the equity method of accounting.
Operating Income and Operating Margin

	Three Months Ended September 30,
(Amounts in millions)	2009	2008

Operating income	$161.2	$164.5
Operating margin	15.3%	14.3%

	Nine Months Ended September 30,
(Amounts in millions)	2009	2008

Operating income	$467.1	$456.2
Operating margin	14.8%	13.8%
     Operating income for the three months ended September 30, 2009 decreased by $3.3 million, or 2.0%, as compared with the same period in 2008. The decrease includes the effect of approximately $10 million in savings, partially offset by $3.6 million in charges, resulting from our Realignment Program in 2009. The decrease also includes negative currency effects of approximately $10 million. The overall net decrease is primarily a result of the $19.7 million decrease in gross profit, which was partially offset by the $16.5 million decrease in SG&A, as discussed above.
     Operating income for the nine months ended September 30, 2009 increased by $10.9 million, or 2.4%, as compared with the same period in 2008. The increase includes the effect of $33.2 million in charges, partially offset by approximately $17 million in savings, resulting from our Realignment Program in 2009. The increase also includes negative currency effects of approximately $58 million. The increase is primarily a result of the $42.6 million decrease in SG&A, partially offset by the $29.4 million decrease in gross profit, as discussed above.
Interest Expense and Interest Income

	Three Months Ended September 30,
(Amounts in millions)	2009	2008

Interest expense	$(10.1)	$(13.1)
Interest income	0.6	2.2

	Nine Months Ended September 30,
(Amounts in millions)	2009	2008

Interest expense	$(30.2)	$(38.7)
Interest income	2.1	6.6
     Interest expense for the three and nine months ended September 30, 2009 decreased by $3.0 million and $8.5 million, respectively, as compared with the same periods in 2008. These decreases are primarily attributable to a decrease in the average interest rate on our outstanding debt. Approximately 71% of our term debt was at fixed rates at September 30, 2009, including the effects of $385.0 million of notional interest rate swaps.

     Interest income for the three and nine months ended September 30, 2009 decreased by $1.6 million and $4.5 million, respectively, as compared with the same periods in 2008. These decreases are primarily attributable to a decrease in the average interest rate on cash balances.
Other Income (Expense), Net

	Three Months Ended September 30,
(Amounts in millions)	2009	2008

Other income (expense), net	$7.0	$(8.7)

	Nine Months Ended September 30,
(Amounts in millions)	2009	2008

Other (expense) income, net	$(2.4)	$8.4
     Other income (expense), net for the three months ended September 30, 2009 increased to net other income of $7.0 million, as compared with net other expense of $8.7 million for the same period in 2008, primarily due to a $26.9 million increase in gains (due to a $7.8 million gain in the current period as compared with a $19.1 million loss in the prior period) on forward exchange contracts partially offset by a $10.7 million increase in losses (due to a $1.2 million loss in the current period as compared with a $9.5 million gain in the prior period) arising from transactions in currencies other than our sites’ function currencies.
     Other (expense) income, net for the nine months ended September 30, 2009 decreased to net other expense of $2.4 million, as compared with net other income of $8.4 million for the same period in 2008, primarily due to a $16.2 million increase in losses (due to a $13.1 million loss in the current period as compared with a $3.1 million gain in the prior period) arising from transactions in currencies other than our sites’ functional currencies and a $3.4 million gain in 2008 on the bargain purchase of the remaining 50% interest in Niigata (as discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report) that did not recur, partially offset by a $10.4 million increase in gains (due to a $10.0 million gain in the current period as compared with a $0.4 million loss in the prior period) on forward exchange contracts.
Tax Expense and Tax Rate

	Three Months Ended September 30,
(Amounts in millions)	2009	2008

Provision for income tax	$42.0	$26.9
Effective tax rate	26.5%	18.6%

	Nine Months Ended September 30,
(Amounts in millions)	2009	2008

Provision for income tax	$118.6	$102.2
Effective tax rate	27.2%	23.6%
     Our effective tax rate of 26.5% for the three months ended September 30, 2009 increased from 18.6% for the same period in 2008. Our effective tax rate of 27.2% for the nine months ended September 30, 2009 increased from 23.6% for the same period in 2008. The increases are primarily due to the impact of favorable tax items in 2008 that did not recur.
Other Comprehensive Income (Expense)

	Three Months Ended September 30,
(Amounts in millions)	2009	2008

Other comprehensive income (expense)	$36.5	$(101.5)

	Nine Months Ended September 30,
(Amounts in millions)	2009	2008

Other comprehensive income (expense)	$69.9	$(68.1)
     Other comprehensive income (expense) for the three months ended September 30, 2009 increased to income of $36.5 million, as compared to expense of $101.5 million for the same period in 2008, primarily reflecting the weakening of the U.S. Dollar exchange rate versus the Euro during the three months ended September 30, 2009, as compared with the same period in 2008. Other comprehensive income (expense) for the nine months ended September 30, 2009 increased to income of $69.9 million as compared to expense of $68.1 million for the same period in 2008, primarily reflecting the weakening of the U.S. Dollar exchange rate versus the Euro during the nine months ended September 30, 2009, as compared with the same period in 2008.
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

	Three Months Ended September 30,
(Amounts in millions)	2009	2008

Bookings	$517.8	$858.3
Sales	637.1	639.2
Gross profit	206.2	194.8
Gross profit margin	32.4%	30.5%
Operating income	108.6	99.4
Operating margin	17.1%	15.6%

	Nine Months Ended September 30,
(Amounts in millions)	2009	2008

Bookings, net	$1,687.1	$2,484.9
Sales	1,896.6	1,833.5
Gross profit	616.6	575.5
Gross profit margin	32.5%	31.4%
Operating income	326.0	281.6
Operating margin	17.2%	15.4%
     Bookings for the three months ended September 30, 2009 decreased by $340.5 million, or 39.7%, as compared with the same period in 2008. The decrease includes negative currency effects of approximately $21 million. The decrease was primarily attributable to original equipment bookings, which was driven by a decline in the oil and gas, general and chemical industries, and includes the impact of the $85 million project to supply a variety of pumps to build the Abu Dhabi Crude Oil Pipeline recorded in same period in 2008 that did not recur. Bookings in Europe, Middle East and Africa (“EMA”), North America and Latin America decreased $244.2 million (including negative currency effects of approximately $14 million), $77.6 million and $56.6 million (including negative currency effects of approximately $6 million), respectively. The decrease in bookings reflects lower demand and project delays due to our customers’ responses to concerns regarding global economic conditions and declines in prices as compared with the same period in the prior year.
     Bookings for the nine months ended September 30, 2009 decreased by $797.8 million, or 32.1%, as compared with the same period in 2008. The decrease includes negative currency effects of approximately $167 million. Original equipment bookings decreased approximately 45% driven by a decline in the oil and gas and general industries, and includes the impacts of $110.9 million of thruster orders and the $85 million Abu Dhabi Crude Oil Pipeline order recorded in the same period in 2008 that did not recur.

Bookings in EMA and North America decreased $535.0 million (including negative currency effects of approximately $107 million) and $257.4 million, respectively. The decrease in bookings reflects lower demand and project delays due to our customers’ responses to concerns regarding global economic conditions and declines in prices as compared with the same period in the prior year.
     Sales for the three months ended September 30, 2009 were comparable to the same period in 2008. Sales for 2009 reflect negative currency effects of approximately $31 million. Sales were generally comparable for all regions and for original equipment and aftermarket. Sales reflect execution against a strong order backlog, which predominantly resulted from growth in the oil and gas and power markets over the past two years.
     Sales for the nine months ended September 30, 2009 increased by $63.1 million, or 3.4%, as compared with the same period in 2008. The increase includes negative currency effects of approximately $172 million. Original equipment sales showed continued strength, increasing approximately 7%, reflecting execution against a strong order backlog, which predominantly resulted from growth in the oil and gas and power industries over the past two years.
     Gross profit for the three months ended September 30, 2009 increased by $11.4 million, or 5.9%, as compared with the same period in 2008. Gross profit margin for the three months ended September 30, 2009 of 32.4% increased from 30.5% for the same period in 2008. The increase is attributable to improved pricing on original equipment orders booked in 2008, a sales mix shift toward higher margin aftermarket sales and savings realized from our Realignment Program. As a result of the sales mix shift, aftermarket sales increased to approximately 38% of total sales, as compared with approximately 36% of total sales in the same period in 2008.
     Gross profit for the nine months ended September 30, 2009 increased by $41.1 million, or 7.1%, as compared with the same period in 2008. The decrease includes the effect of $11.4 million in charges resulting from our Realignment Program in 2009. Gross profit margin for the nine months ended September 30, 2009 of 32.5% increased from 31.4% for the same period in 2008. The increase is attributable to improved pricing on original equipment orders booked in late 2007 and early 2008, as well as operating efficiencies and savings realized from our Realignment Program, partially offset by a sales mix shift toward lower margin original equipment. As a result of the sales mix shift, original equipment sales increased to approximately 62% of total sales, as compared with approximately 60% of total sales in the same period in 2008.
     Operating income for the three months ended September 30, 2009 increased by $9.2 million, or 9.3%, as compared with the same period in 2008. The increase includes negative currency effects of approximately $6 million. The increase was due primarily to improved gross profit of $11.4 million, which includes the effect of savings realized from our Realignment Program, partially offset by a $2.8 million increase in SG&A, which was due to an insurance recovery in the same period in 2008 that did not recur.
     Operating income for the nine months ended September 30, 2009 increased by $44.4 million, or 15.8%, as compared with the same period in 2008. The increase includes the effect of $14.4 million in charges resulting from our Realignment Program in 2009. The increase includes negative currency effects of approximately $36 million. The increase was due primarily to increased gross profit of $41.1 million, which includes the effect of savings realized from our Realignment Program.
     Backlog of $2,088.5 million at September 30, 2009 decreased by $164.6 million, or 7.3%, as compared with December 31, 2008. Currency effects provided an increase of approximately $74 million. The overall net decrease includes the impact of cancellations of $33.4 million of orders booked during the prior year. The acquisition of Calder AG resulted in a $4.7 million increase in backlog.

Flow Control Division
     Our second largest business segment is FCD, through which we design, manufacture and distribute a broad portfolio of engineered and industrial valves, control valves, actuators, controls and related services. FCD leverages its experience and application know-how by offering a complete menu of engineered services to complement its expansive product portfolio. FCD has a total of 47 manufacturing facilities and QRCs in 22 countries around the world, with only five of its 19 manufacturing operations located in the U.S. Based on independent industry sources, we believe that we are the third largest industrial valve supplier on a global basis.

	Three Months Ended September 30,
(Amounts in millions)	2009	2008

Bookings	$333.1	$367.6
Sales	293.5	365.2
Gross profit	112.0	132.5
Gross profit margin	38.2%	36.3%
Operating income	54.0	61.4
Operating margin	18.4%	16.8%

	Nine Months Ended September 30,
(Amounts in millions)	2009	2008

Bookings, net	$907.2	$1,187.0
Sales	893.2	1,035.7
Gross profit	328.3	371.6
Gross profit margin	36.8%	35.9%
Operating income	148.4	167.4
Operating margin	16.6%	16.2%
     Bookings for the three months ended September 30, 2009 decreased $34.5 million, or 9.4%, as compared with the same period in 2008. This decrease includes negative currency effects of approximately $11 million. Bookings decreased approximately $33 million and $26 million, in EMA and Asia Pacific, respectively, driven by an overall decrease in chemical industry and distributor business and delayed large projects in the chemical industry, respectively. The distributor market channel has not restocked to offset earlier inventory destocking. This decrease was partially offset by orders of more than $45 million to supply valves to four Westinghouse Electric Co. nuclear power units in North America.
     Bookings for the nine months ended September 30, 2009 decreased $279.8 million, or 23.6%, as compared with the same period in 2008. This decrease includes negative currency effects of approximately $68 million. The decrease in bookings is primarily attributable to EMA and North America, which decreased approximately $150 million and $50 million, respectively, driven by an overall decrease in chemical industry and distributor business due to inventory destocking and delays in large projects in the chemical and oil and gas markets. These decreases were partially offset by orders recorded in the third quarter of 2009 of more than $45 million to supply valves to four Westinghouse Electric Co. nuclear power units in North America. Bookings in Asia Pacific decreased approximately $59 million, attributable to delayed large projects in the chemical industry, and bookings in Latin America decreased approximately $23 million due to large pulp and paper projects in the first quarter of 2008 that did not recur.
     Sales for the three months ended September 30, 2009 decreased $71.7 million, or 19.6%, as compared with the same period in 2008. The decrease includes negative currency effects of approximately $11 million. Decreased sales in EMA and North America were attributable to the chemical and general industries and an overall decline in distributor business. Asia Pacific and Latin America sales decreased due to large project sales in the second quarter of 2008 that did not recur.
     Sales for the nine months ended September 30, 2009 decreased $142.5 million, or 13.8%, as compared with the same period in 2008. This decrease includes negative currency effects of approximately $74 million. Sales in EMA and North America decreased approximately $90 million and $43 million, respectively, attributable to the chemical and general industries and an overall decline in distributor business.
     Gross profit for the three months ended September 30, 2009 decreased by $20.5 million, or 15.5%, as compared with the same period in 2008. Gross profit margin for the three months ended September 30, 2009 of 38.2% increased from 36.3% for the same period in 2008. The increase is attributable to materials cost savings, favorable product mix, various CIP initiatives, improved utilization of low cost regions and savings realized from our Realignment Program, partially offset by the impact of decreased sales, which negatively impacts our absorption of fixed manufacturing costs.

     Gross profit for the nine months ended September 30, 2009 decreased by $43.3 million, or 11.7%, as compared with the same period in 2008. The decrease includes the effect of $4.3 million in charges resulting from our Realignment Program in 2009. Gross profit margin for the nine months ended September 30, 2009 of 36.8% increased from 35.9% for the same period in 2008. The increase is attributable to materials cost savings, favorable product mix, various CIP initiatives, improved utilization of low cost regions and savings realized from our Realignment Program, partially offset by the impact of decreased sales, which negatively impacts our absorption of fixed manufacturing costs.
     Operating income for the three months ended September 30, 2009 decreased by $7.4 million, or 12.1%, as compared with the same period in 2008. The decrease includes negative currency effects of approximately $2 million. The decrease is principally attributable to the $20.5 million decrease in gross profit, which includes the effect of savings realized from our Realignment Program, partially offset by a $13.9 million decrease in SG&A. The decrease in SG&A was attributable to decreased selling and marketing-related expenses, decreased incentive compensation and savings realized from our Realignment Program.
     Operating income for the nine months ended September 30, 2009 decreased by $19.0 million, or 11.4%, as compared with the same period in 2008. The decrease includes the effect of $8.3 million in charges resulting from our Realignment Program in 2009. The decrease includes negative currency effects of approximately $13 million. The decrease is principally attributable to the $43.3 million decrease in gross profit, which includes the effect of savings realized from our Realignment Program, partially offset by a $27.0 million decrease in SG&A. The decrease in SG&A was attributable to decreased selling and marketing-related expenses, decreased incentive compensation, $4.3 million in bad debt recoveries and savings realized from our Realignment Program.
     Backlog of $506.2 million at September 30, 2009 increased by $23.3 million, or 4.8%, as compared with December 31, 2008. Currency effects provided an increase of approximately $11 million.
Flow Solutions Division
     Through FSD, we engineer, manufacture and sell mechanical seals, auxiliary systems and parts, and provide related services, principally to process industries and general industrial markets, with similar products sold internally in support of FPD. FSD has ten manufacturing operations, four of which are located in the U.S. FSD operates 79 QRCs worldwide (including five that are co-located in a manufacturing facility), including 24 sites in North America, 21 in EMA, 19 in Latin America and 15 in Asia. Our ability to rapidly deliver mechanical sealing technology through global engineering tools, locally sited QRCs and on-site engineers represents a significant competitive advantage. This business model has enabled FSD to establish a large number of alliances with multi-national customers. Based on independent industry sources, we believe that we are the second largest mechanical seal supplier on a global basis.

	Three Months Ended September 30,
(Amounts in millions)	2009	2008

Bookings	$141.4	$173.0
Sales	136.3	170.9
Gross profit	66.9	77.7
Gross profit margin	49.1%	45.5%
Operating income	29.1	33.1
Operating margin	21.3%	19.4%

	Nine Months Ended September 30,
(Amounts in millions)	2009	2008

Bookings, net	$406.2	$513.7
Sales	424.7	495.5
Gross profit	196.3	223.3
Gross profit margin	46.2%	45.1%
Operating income	78.3	97.9
Operating margin	18.4%	19.8%
     Bookings for the three months ended September 30, 2009 decreased by $31.6 million, or 18.3%, as compared with the same period in 2008. This decrease includes negative currency effects of approximately $6 million. A decrease in customer bookings of original equipment and aftermarket was primarily attributable to North America and EMA, driven by the oil and gas and general industries. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $2.9 million.
     Bookings for the nine months ended September 30, 2009 decreased by $107.5 million, or 20.9%, as compared with the same period in 2008. This decrease includes negative currency effects of approximately $29 million. A decrease in customer bookings of original equipment and aftermarket was primarily attributable to North America and EMA, driven by the oil and gas and general industries, as well as a slight decrease in Latin America. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $11.7 million.
     Sales for the three months ended September 30, 2009 decreased by $34.6 million, or 20.2%, as compared with the same period in 2008. This decrease includes negative currency effects of approximately $5 million. The decrease was driven by declines in customer sales in all regions. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $6.4 million.
     Sales for the nine months ended September 30, 2009 decreased by $70.8 million, or 14.3%, as compared with the same period in 2008. This decrease includes negative currency effects of approximately $31 million. The decrease was driven by declines in customer sales in North America and EMA. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $12.6 million.
     Gross profit for the three months ended September 30, 2009 decreased by $10.8 million, or 13.9%, as compared with the same period in 2008. Gross profit margin for the three months ended September 30, 2009 of 49.1% increased from 45.5% for the same period in 2008. The increase is primarily attributable to a sales mix shift toward more profitable aftermarket sales and savings realized from our Realignment Program, partially offset by the impact of decreased sales, which negatively impacts our absorption of fixed manufacturing costs.
     Gross profit for the nine months ended September 30, 2009 decreased by $27.0 million, or 12.1%, as compared with the same period in 2008. The decrease includes the effect of $4.7 million in charges resulting from our Realignment Program in 2009. Gross profit margin for the nine months ended September 30, 2009 of 46.2% increased from 45.1% for the same period in 2008. The increase is primarily attributable to a sales mix shift toward more profitable aftermarket sales and savings realized from our Realignment Program, partially offset by the impact of decreased sales, which negatively impacts our absorption of fixed manufacturing costs.
     Operating income for the three months ended September 30, 2009 decreased by $4.0 million, or 12.1%, as compared with the same period in 2008. The decrease includes negative currency effects of approximately $2 million. The decrease is due to the $10.8 million decrease in gross profit discussed above, which includes the effect of savings realized from our Realignment Program, partially offset by a $6.7 million decrease in SG&A. The decrease in SG&A was due to strict cost control actions in 2009 and savings realized from our Realignment Program.
     Operating income for the nine months ended September 30, 2009 decreased by $19.6 million, or 20.0%, as compared with the same period in 2008. The decrease includes the effect of $9.6 million in charges resulting from our Realignment Program in 2009. The decrease includes negative currency effects of approximately $10 million. The decrease is due to the $27.0 million decrease in gross profit mentioned above, which includes the effect of savings realized from our Realignment Program, partially offset by an $8.0 million decrease in SG&A. The decrease in SG&A was due to strict cost control actions in 2009 and savings realized from our Realignment Program.
     Backlog of $104.0 million at September 30, 2009 decreased by $14.2 million, or 12.0%, as compared with December 31, 2008. The decrease includes currency benefits of approximately $5 million. Backlog at September 30, 2009 and December 31, 2008 includes $21.8 million and $18.6 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis

	Nine Months Ended September 30,
(Amounts in millions)	2009	2008

Net cash flows provided (used) by operating activities	$4.5	$(4.8)
Net cash flows used by investing activities	(117.8)	(65.0)
Net cash flows used by financing activities	(72.3)	(139.3)
     Existing cash, cash generated by operations and borrowings available under our existing revolving credit facility are our primary sources of short-term liquidity. Our cash balance at September 30, 2009 was $291.2 million, as compared with $472.1 million at December 31, 2008.
     Working capital increased for the nine months ended September 30, 2009 due primarily to lower accounts payable of $209.2 million and lower accrued liabilities of $117.2 million resulting primarily from reductions in accruals for long-term and broad-based annual incentive program payments and reductions in advanced cash received from customers. During the nine months ended September 30, 2009, we contributed $82.5 million to our U.S. pension plan. Working capital increased for the nine months ended September 30, 2008 due primarily to higher inventory of $280.3 million, especially project-related inventory required to support future shipments of products in backlog, and higher accounts receivable of $190.3 million, resulting primarily from higher sales and a $67.4 million reduction in factored receivables resulting from the discontinuation of our factoring program in early 2008. During the nine months ended September 30, 2008, we contributed $50.4 million to our U.S. pension plan.
     Decreases in accounts receivable provided $8.1 million of cash flow for the nine months ended September 30, 2009 compared with $280.3 million cash flow used for the same period in 2008. As of September 30, 2009, we achieved a days’ sales receivables outstanding (“DSO”) of 72 days as compared with 71 days as of September 30, 2008. For reference purposes based on 2009 sales, an improvement of one day could provide approximately $12 million in cash flow. Increases in inventory used $8.1 million of cash flow for the nine months ended September 30, 2009 compared with $190.3 million for the same period in 2008. Inventory turns were 3.0 times as of September 30, 2009 and 3.5 times as of September 30, 2008. Our calculation of inventory turns does not reflect the impact of advanced cash received from our customers. For reference purposes based on 2009 data, an improvement of one turn could yield approximately $220 million in cash flow.
     Cash flows used by investing activities during the nine months ended September 30, 2009 were $117.8 million, as compared with $65.0 million for the same period in 2008 and include $30.8 million for the acquisition of Calder AG, as discussed below in “Acquisitions and Dispositions.” Capital expenditures during the nine months ended September 30, 2009 were $87.1 million, an increase of $14.6 million as compared with the same period in 2008, reflecting, in part, payments made during the first quarter of 2009 on strategic projects committed to during 2008. Capital expenditures in 2009 and 2008 have focused on: capacity expansion, including expansion of our QRC network, nuclear capabilities and low-cost sourcing; enterprise resource planning application upgrades; information technology infrastructure; and cost reduction opportunities. For the full year 2009, our capital expenditures are expected to be between $100 million and $110 million.
     Cash flows used by financing activities during the nine months ended September 30, 2009 were $72.3 million, as compared with $139.3 million for the same period in 2008. Cash outflows during the nine months ended September 30, 2009 resulted primarily from the payment of $44.2 million in dividends and $27.5 million for the repurchase of common shares. Cash outflows for the same period in 2008 resulted primarily from $135.0 million for the repurchase of shares and the payment of $37.3 million in dividends, slightly offset by $11.2 million in proceeds from the exercise of stock options.
     The general credit and capital markets have continued to experience disruptions. Continuing volatility in these markets could potentially impair our ability to access these markets and increase associated costs. Notwithstanding these adverse market conditions, considering our current debt structure and cash needs, we currently believe cash flows from operating activities combined with availability under our existing revolving credit agreement and our existing cash balance will be sufficient to enable us to meet our cash flow needs for the next 12 months. Cash flows from operations could be adversely affected by economic, political and other risks associated with sales of our products, operational factors, competition, fluctuations in foreign exchange rates and fluctuations in interest rates, among other factors. See “Liquidity Analysis” and “Cautionary Note Regarding Forward-Looking Statements” below.
     On February 26, 2008, our Board of Directors authorized a program to repurchase up to $300.0 million of our outstanding common stock over an unspecified time period. The program commenced in the second quarter of 2008. We repurchased 131,500 shares for $11.3 million and 413,000 shares for $27.5 million during the three and nine months ended September 30, 2009, respectively. To date, we have repurchased a total of 2.2 million shares for $192.5 million under this program. See “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.” below.
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
     As discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, effective April 21, 2009, FPD acquired Calder AG, a private Swiss company, for up to $44.1 million, net of cash acquired. Calder AG is a supplier of energy recovery technology for use in the global desalination market, and we expect its acquisition will enable us to expand the products and advanced technologies we offer to the growing desalination markets. Of the total purchase price, $28.4 million was paid at closing, and $2.4 million was paid after the working capital valuation was completed in early July 2009. The remaining $13.3 million of the total purchase price is contingent upon Calder AG achieving certain performance metrics within a specified time frame after closing, and, to the extent achieved, is expected to be paid in cash within 12 months of the acquisition date. During the third quarter of 2009, the estimated fair value of the contingent consideration was reduced from $4.4 million to $2.2 million based on third quarter 2009 results and an updated weighted probability of achievement of the performance metrics within the specified time frame. The resulting gain is included in SG&A in our condensed consolidated statements of income.
     Effective March 1, 2008, we acquired the remaining 50% interest in Niigata for $2.4 million in cash.
Financing
Credit Facilities
     Our credit facilities, as amended, are comprised of a $600.0 million term loan expiring on August 10, 2012 and a $400.0 million revolving line of credit, which can be utilized to provide up to $300.0 million in letters of credit, expiring on August 10, 2012. We hereinafter refer to these credit facilities collectively as our Credit Facilities. At both September 30, 2009 and December 31, 2008, we had no amounts outstanding under the revolving line of credit. We had outstanding letters of credit of $114.3 million and $104.2 million at September 30, 2009 and December 31, 2008, respectively, which reduced borrowing capacity to $285.7 million and $295.8 million, respectively.
     Borrowings under our Credit Facilities bear interest at a rate equal to, at our option, either (1) the base rate (which is based on the greater of the prime rate most recently announced by the administrative agent under our Credit Facilities or the Federal Funds rate plus 0.50%) or (2) London Interbank Offered Rate (“LIBOR”) plus an applicable margin determined by reference to the ratio of our total debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), which as of September 30, 2009 was 0.875% and 1.50% for borrowings under our revolving line of credit and term loan, respectively.
     We may prepay loans under our Credit Facilities in whole or in part, without premium or penalty. During the three and nine months ended September 30, 2009, we made scheduled repayments under our Credit Facilities of $1.4 million and $4.3 million, respectively. We have scheduled repayments of $1.4 million due in the each of the next four quarters.
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

European Letter of Credit Facility
     As previously disclosed, our 364-day unsecured European Letter of Credit Facility (“European LOC Facility”), which has a commitment of €110.0 million, was extended beyond its September 11, 2009 expiration date through November 9, 2009. The European LOC Facility is used for contingent obligations solely in respect of surety and performance bonds, bank guarantees and similar obligations. We had outstanding letters of credit drawn on the European LOC Facility of €81.7 million ($119.6 million) and €104.0 million ($145.2 million) as of September 30, 2009 and December 31, 2008, respectively. We pay certain fees for the letters of credit written against the European LOC Facility based upon the ratio of our total debt to consolidated EBITDA. As of September 30, 2009, the annual fees equaled 0.875% plus a fronting fee of 0.1%. We are in the process of finalizing a comparable replacement facility.
     See Note 12 to our consolidated financial statements included in our 2008 Annual Report for a discussion of covenants related to our Credit Facilities and our European LOC Facility. We complied with all covenants through September 30, 2009.
Liquidity Analysis
     Ongoing effects of global financial markets and banking systems disruptions continue to make credit and capital markets difficult for companies to access, and have generally driven up the costs of newly raised debt. We continue to monitor and evaluate the implications of these factors on our current business, our customers and suppliers and the state of the global economy. While we believe that these financial market disruptions have not directly had a disproportionate adverse impact on our financial position, results of operations or liquidity, continuing disruptions in the functioning of credit and capital markets could potentially materially impair our and our customers’ ability to access these markets and increase associated costs, as well as our customers’ ability to pay in full and/or on a timely basis. There can be no assurance that we will not be materially adversely affected by the financial market disruptions and global economic conditions as economic events and circumstances continue to evolve.
     Only 1% of our term loan is due to mature in each of 2009 and 2010. As noted above, our term loan and our revolving line of credit both mature in August 2012. After the effects of $385.0 million of notional interest rate swaps, approximately 71% of our term debt was at fixed rates at September 30, 2009. As of September 30, 2009, we had a borrowing capacity of $285.7 million on our $400.0 million revolving line of credit, and we had outstanding letters of credit drawn on the European LOC Facility of €81.7 million as of September 30, 2009. Our revolving line of credit and our European LOC Facility are committed and are held by a diversified group of financial institutions.
     Our cash balance decreased by $180.8 million to $291.2 million as of September 30, 2009 as compared with December 31, 2008. The cash draw was anticipated based on planned significant cash uses in 2009, including approximately $115 million in long-term and broad-based annual incentive program payments related to prior period performance, $87.1 million in capital expenditures, $44.2 million in dividend payments, $82.5 million in contributions to our U.S. pension plan, $27.5 million of share repurchases and the funding of increased working capital requirements, as well as $30.8 million for the acquisition of Calder AG. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions.
     We utilize a variety of insurance carriers for a wide range of insurance coverage and continuously monitor their creditworthiness. Based on current credit ratings by industry rating experts, we currently believe that our carriers have the ability to pay on claims.
     We experienced significant declines in the values of our U.S. pension plan assets in 2008 resulting primarily from declines in global equity markets, and we contributed $82.5 million to our U.S. pension plan in 2009 to maintain our pension funding at or above the fully-funded threshold prescribed by the Employee Retirement Income Security Act of 1974, as amended. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our more critical accounting policies used in the preparation of the consolidated financial statements were discussed in our 2008 Annual Report. These critical policies, for which no significant changes have occurred in the nine months ended September 30, 2009, include:
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
Interest Rate Risk
     Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our Credit Facilities, which bear interest based on floating rates. At September 30, 2009, after the effect of interest rate swaps, we had $160.4 million of variable rate debt obligations outstanding under our Credit Facilities with a weighted average interest rate of 1.81%. A hypothetical change of 100 basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by $1.2 million for the nine months ended September 30, 2009. At both September 30, 2009 and December 31, 2008, we had $385.0 million of notional amount in outstanding interest rate swaps with third parties with varying maturities through June 2011.
Foreign Currency Exchange Rate Risk
     A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than a non-U.S. subsidiary’s functional currency. Generally, we view our investments in foreign subsidiaries from a long-term perspective and, therefore, do not hedge these investments. We use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. We realized net gains (losses) associated with foreign currency translation of $34.9 million and $(105.1) million for the three months ended September 30, 2009 and 2008, respectively, and $70.1 million and $(70.5) million for the nine months ended September 30, 2009 and 2008, respectively, which are included in other comprehensive income (expense).

     We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. The use of forward exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the forward exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Our policy allows foreign currency coverage only for identifiable foreign currency exposures. As of September 30, 2009, we had a U.S. dollar equivalent of $342.8 million in aggregate notional amount outstanding in forward exchange contracts with third parties, compared with $555.7 million at December 31, 2008. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of certain forward exchange contracts are included in our consolidated results of operations. We recognized foreign currency net gains (losses) of $6.6 million and $(9.6) million for the three months ended September 30, 2009 and 2008, respectively, and $(3.0) million and $2.8 million for the nine months ended September 30, 2009 and 2008, respectively, which are included in other (expense) income, net in the accompanying condensed consolidated statements of income.
     Based on a sensitivity analysis at September 30, 2009, a 10% change in the foreign currency exchange rates for the nine months ended September 30, 2009 would have impacted our net earnings by approximately $32 million, due primarily to the Euro. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency forward exchange contracts discussed above.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
     Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2009.
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     We are party to the legal proceedings that are described in Note 11 to our condensed consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report, and such disclosure is incorporated by reference into this “Item 1. Legal Proceedings.” In addition to the foregoing, we and our subsidiaries are named defendants in certain other ordinary routine lawsuits incidental to our business and are involved from time to time as parties to governmental proceedings, all arising in the ordinary course of business. Although the outcome of lawsuits or other proceedings involving us and our subsidiaries cannot be predicted with certainty, and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not currently expect these matters, either individually or in the aggregate, to have a material effect on our financial position, results of operations or cash flows.
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
     With the exception of the risk factors set forth below, there have been no additional material changes in the risk factors discussed in our 2008 Annual Report and subsequent SEC filings. The risks described in this Quarterly Report, our 2008 Annual Report and in our other SEC filings or press releases from time to time are not the only risks we face. Additional risks and uncertainties are currently deemed immaterial based on management’s assessment of currently available information, which remains subject to change; however, new risks that are currently unknown to us may surface in the future that materially adversely affect our business, financial condition, results of operations or cash flows.
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
     Following the issuance of the Court of Appeals’ opinion, we have engaged in discussions among the parties in furtherance of an amicable resolution of the case. These discussions have resulted in tentative settlement terms among the parties that are subject to certain contingencies that may not be resolved, and we must therefore be prepared to continue the case if no final agreement is reached due to the inability to resolve the remaining contingencies. If the litigation proceeds, we continue to strongly believe that we have valid defenses to the claims asserted, and we will continue to vigorously defend this case. Under these circumstances, we cannot determine with certainty the outcome or resolution of the plaintiff’s claims or the timing for their resolution. In addition to the significant expense and burden we could then incur in further defending this litigation and any damages that we could suffer, our management’s attention and resources could then be further diverted from ordinary business operations in order to address these claims. If the final resolution of this litigation is then unfavorable to us and our existing insurance coverage is either unavailable or inadequate to resolve the matter, our financial condition, results of operations and cash flows could be materially adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On February 27, 2008, our Board of Directors announced the approval of a program to repurchase up to $300.0 million of our outstanding common stock, which commenced in the second quarter of 2008. The share repurchase program does not have an expiration date, and we reserve the right to limit or terminate the repurchase program at any time without notice. During the quarter ended September 30, 2009, we repurchased a total of 131,500 shares of our common stock under the program for approximately $11.3 million (representing an average cost of $86.49 per share). Since the adoption of this program, we have repurchased a total of 2,154,100 shares of our common stock under the program for $192.5 million (representing an average cost of $89.35 per share). We may repurchase up to an additional $107.5 million of our common stock under the stock repurchase program. The following table sets forth the repurchase data for each of the three months during the quarter ended September 30, 2009:

					Maximum Number of
					Shares (or Approximate
				Total Number of	Dollar Value) That May
				Shares Purchased as	Yet Be Purchased Under
	Total Number of		Average Price	Part of Publicly	the
Period	Shares Purchased		Paid per Share	Announced Plan	Plan (in millions)
July 1 - 31	65	(1)	$73.00	—	$118.8
August 1 - 31	133,094	(2)	86.47	131,500	107.5
September 1 - 30	91	(3)	97.85	—	107.5

Total	133,250		$86.47	131,500

(1)	Represents shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards at an average price per share of $73.00.

(2)	Includes 59 shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards at an average price per share of $87.34, and includes 1,535 shares purchased at a price of $85.35 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

(3)	Represents shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards at an average price per share of $97.85.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Flowserve Corporation (incorporated by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K/A dated August 16, 2006).

3.2	Flowserve Corporation By-Laws, as amended and restated on August 31, 2009 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated August 31, 2009).

10.1	Letter Agreement, dated August 31, 2009, between Mark A. Blinn and Flowserve Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 31, 2009).

10.2	Letter Agreement, dated August 31, 2009, between Lewis M. Kling and Flowserve Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 31, 2009).

10.3	Second Amendment to Letter of Credit Agreement, dated as of September 9, 2009 among Flowserve Corporation, Flowserve B.V. and other subsidiaries of the Company party thereto, ABN AMRO Bank, N.V., as Administrative Agent and an Issuing Bank, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 11, 2009).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWSERVE CORPORATION
Date: October 28, 2009	/s/ Mark A. Blinn
Mark A. Blinn
President, Chief Executive Officer and Director

Date: October 28, 2009	/s/ Richard J. Guiltinan, Jr.
Richard J. Guiltinan, Jr.
Vice President Finance and Chief Accounting Officer

Exhibits Index

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Flowserve Corporation (incorporated by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K/A dated August 16, 2006).

3.2	Flowserve Corporation By-Laws, as amended and restated on August 31, 2009 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated August 31, 2009).

10.1	Letter Agreement, dated August 31, 2009, between Mark A. Blinn and Flowserve Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 31, 2009).

10.2	Letter Agreement, dated August 31, 2009, between Lewis M. Kling and Flowserve Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 31, 2009).

10.3	Second Amendment to Letter of Credit Agreement, dated as of September 9, 2009 among Flowserve Corporation, Flowserve B.V. and other subsidiaries of the Company party thereto, ABN AMRO Bank, N.V., as Administrative Agent and an Issuing Bank, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 11, 2009).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document