Form 10-K
period 2009-12-31
FLOWSERVE CORP
filed 2010-02-24
CIK 30625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company.  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price of the registrant’s common stock as reported on June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $3,000,645,000. For purposes of the foregoing calculation only, all directors, executive officers and known 5% beneficial owners have been deemed affiliates.

Number of the registrant’s common shares outstanding as of February 18, 2010 was 55,724,453.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the definitive proxy statement for the registrant’s 2010 Annual Meeting of Shareholders scheduled to be held on May 14, 2010 is incorporated by reference into Part III hereof.

FLOWSERVE CORPORATION
FORM 10-K

		Page

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	16
Item 1B.	Unresolved Staff Comments	24
Item 2.	Properties	24
Item 3.	Legal Proceedings	25
Item 4.	Submission of Matters to a Vote of Security Holders	25

PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
Item 6.	Selected Financial Data	29
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	60
Item 8.	Financial Statements and Supplementary Data	62
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	122
Item 9A.	Controls and Procedures	122
Item 9B.	Other Information	123

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	123
Item 11.	Executive Compensation	123
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	123
Item 13.	Certain Relationships and Related Transactions, and Director Independence	123
Item 14.	Principal Accounting Fees and Services	124

PART IV
Item 15.	Exhibits, Financial Statement Schedules	124
Signatures		125
EX-10.20
EX-10.23
EX-10.32
EX-10.66
EX-10.67
EX-10.68
EX-10.69
EX-10.70
EX-10.71
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

i

PART I

ITEM 1.	BUSINESS

OVERVIEW

Flowserve Corporation is a world leading manufacturer and aftermarket service provider of comprehensive flow control systems. Under the name of a predecessor entity, we were incorporated in the State of New York on May 1, 1912. Flowserve Corporation as it exists today was created in 1997 through the merger of two leading fluid motion and control companies — BW/IP and Durco International. Over the years, we have evolved through organic growth and strategic acquisitions, and our 220-year history of Flowserve heritage brands serves as the foundation for the breadth and depth of our products and services today. Unless the context otherwise indicates, references to “Flowserve,” “the Company” and such words as “we,” “our” and “us” include Flowserve Corporation and its subsidiaries.

We develop and manufacture precision-engineered flow control equipment integral to the movement, control and protection of the flow of materials in our customers’ critical processes. Our product portfolio of pumps, valves, seals, automation and aftermarket services supports global infrastructure industries, including oil and gas, chemical, power generation and water management, as well as general industrial markets where our products and services add value. Through our manufacturing platform and global network of Quick Response Centers (“QRCs”), we offer a broad array of aftermarket equipment services, such as installation, advanced diagnostics, repair and retrofitting.

We sell our products and services to more than 10,000 companies, including some of the world’s leading engineering and construction firms, original equipment manufacturers, distributors and end users. Our products and services are used in several distinct industries having a broad geographic reach. Our bookings mix by industry in 2009 consisted of:

• oil and gas	36%
• power generation	20%
• general industries(1)	19%
• chemical	18%
• water management	7%

(1)	General industries also includes sales to distributors, whose end customers typically operate in the industries we primarily serve, as well as mining and ore processing, pharmaceuticals, pulp and paper, food and beverage and other smaller applications.

The breakdown of the geographic regions to which our sales were shipped in 2009 were as follows:

• North America	32%
• Europe	25%
• Middle East and Africa	15%
• Asia Pacific	19%
• Latin America	9%

We have pursued a strategy of industry diversity and geographic breadth to mitigate the impact on our business of normal economic downturns in any one of the industries or in any particular part of the world we serve. For information on our sales and long-lived assets by geographic areas, see Note 18 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” (“Item 8”) of this Annual Report on Form 10-K for the year ended December 31, 2009 (“Annual Report”).

Through December 31, 2009, we conducted our operations through three business segments:

•	Flowserve Pump Division (“FPD”) for engineered pumps, industrial pumps and related services;

•	Flow Control Division (“FCD”) for engineered and industrial valves, control valves, actuators and controls and related services; and

•	Flow Solutions Division (“FSD”) for precision mechanical seals and related products and services.

During the first quarter of 2010, we are reorganizing our divisional operations by combining FPD and FSD into the new Flow Solutions Group (“FSG”). We believe the combination of FPD and FSD enables us to continue building a strong customer focus for rotating equipment and related products and services, drive an enhanced customer-facing organization and further leverage best practices and capabilities. We expect the combined strength of FSG to provide greater efficiency for integrated component manufacturing, leverage in global spending and manufacturing resources and improve productivity through the use of common tools and processes to select, design, manufacture, distribute and service our product portfolio. FSG will be divided into two reportable segments based on type of product: Engineered and Industrial. Engineered will include the longer lead-time, highly engineered pump product operations of the former FPD and substantially all of the operations of the former FSD. Industrial will consist of the more standardized, general purpose pump product operations of the former FPD. FCD remains unchanged. The division reorganization described above had no effect on our reportable segments in 2009, which are described below, and is not reflected in any of the accompanying financial information included in this Annual Report. Beginning in 2010, our segment reporting will reflect the structure described above, and prior periods will be retrospectively adjusted to conform to our 2010 reportable segment structure presentation.

Strategies

Our overarching objective is to grow our position as a product and integrated solutions provider in the flow control industry. This objective includes continuing to sell products by building on existing sales relationships and leveraging the power of our portfolio of products and services. It also includes delivering specific end user solutions that help customers attain their business goals by ensuring maximum reliability at a decreased cost of ownership. We seek to drive sustainable, profitable growth by using strategies that are well communicated throughout our company. These strategies include: organic growth, globalization, process excellence, portfolio management, strategic acquisitions, organizational capability and technology/innovation. The key elements of these strategies are outlined below.

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

We seek to capture additional market share by creating mutually beneficial opportunities for us and our customers through sourcing and maintenance alliance programs where we provide all or an agreed-upon portion of customers’ parts and servicing needs. These customer alliances enable us to develop long-term professional relationships with our customers and serve as an effective platform for introducing new products and services to our customers and generating additional sales.

We also seek to continue to review our substantial installed pump, valve and seal base as a means to expand the aftermarket services business, as customers are increasingly using third-party aftermarket service providers to reduce their fixed costs and improve profitability. To date, the aftermarket services business has provided us with a steady source of revenues and cash flows at higher margins than original equipment sales. This allows us to be in frequent contact with customers, building on the knowledge of customer needs and providing cross-selling opportunities. We are building on our established presence through an extensive global QRC network to provide the immediate parts, service and technical support required to effectively manage and win the aftermarket business created from our installed base.

Globalization

The globalization business initiative has several facets that include:

•	expanding our global presence to capture business in developing geographic market areas;

•	utilizing low-cost sourcing opportunities to remain competitive in the global economy; and

•	attracting and retaining the global intellectual capital required to support our global growth plans in new geographical areas.

We believe there are attractive opportunities in international markets, particularly in China, India, Mexico, the Middle East and Latin America and we intend to continue to utilize our global presence and strategically invest to further penetrate these markets. In the aftermarket services business, we seek to strategically add QRC sites in order to provide rapid response, fast delivery and field repair on a global scale for our customers. In 2009, we added nine QRCs, expanding our ability to effectively deliver aftermarket support globally.

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

We continue to develop and increase our manufacturing, engineering and sourcing functions in lower cost regions and emerging markets such as India, China, Mexico, Latin America, the Middle East and Eastern Europe as we drive higher value add from our supply base of materials and components and satisfy local content requirements. In 2009, these lower cost regions supplied the divisions with direct materials ranging from 16% to 33% of divisional spend.

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

We seek to increase our operational efficiency through our Continuous Improvement Process (“CIP”) initiative, which utilizes tools such as six sigma methodology, lean manufacturing and capacity management to improve quality and processes, reduce product cycle times and lower costs. Recognizing that employees are our most valuable resource in achieving operational excellence goals, we have instituted broad CIP training. To date, more than 1,400 employees are CIP-trained or certified as “Green Belts,” “Black Belts” or “Master Black Belts,” and are deployed on CIP projects throughout our company in operations and the front office of the business. As a result of the CIP initiatives, we have developed and implemented processes to reduce our engineering and manufacturing process cycle time, improve on-time delivery and service response time, lower inventory levels and reduce costs. We have also experienced success in sharing and applying best practices achieved in one business segment and deploying those ideas to other segments of the business.

We continue to rationalize existing Enterprise Resource Planning (“ERP”) systems onto six strategic ERP systems. Going forward, these six strategic ERP systems will be maintained as core systems with standard tool sets, and will be enhanced as needed to meet the growing needs of the business in areas such as e-commerce, back office optimization and export compliance. Further investment in non-strategic ERP systems will be limited to compliance matters and conversion to strategic ERP systems.

We also seek to improve our working capital utilization, with a particular focus on management of accounts receivable and inventory. See further discussion in the “Liquidity and Capital Resources” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.

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

The continued management of our portfolio of products and services is critical to our success. We will continue to rationalize our portfolio of products and services to ensure alignment with changing market requirements. We will continue to invest in research and development (“R&D”) to expand the scope of our product offerings and our deployment of advanced technologies.

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

In 2009, our acquisition and joint venture activities focused on adjacent technology and product capabilities. Effective April 21, 2009, FPD acquired Calder AG, a private Swiss company and supplier of energy recovery technology for use in the global desalination market, and we expect its acquisition will enable us to expand the products and advanced technologies we offer to the growing desalination markets. This transaction did not involve a significant amount of our assets nor was it an agreement upon which we are substantially dependent.

Organizational Capability

We focus on several elements in our strategic efforts to continuously enhance our organizational capability, including:

•	institutionalizing our succession planning along with our leadership competencies and performance management capabilities, with a focus on key positions and critical talent pools;

•	utilizing these capabilities to drive employee engagement through our training initiatives and leadership development programs and facilitate our cross-divisional and functional development assignments;

•	developing talent acquisition programs such as our engineering recruitment program to address critical talent needs to support our emerging markets and global growth;

•	capturing the intellectual capital in the current workforce, disseminating it throughout our company and sharing it with customers as a competitive advantage;

•	creating a total compensation program that provides our associates with equitable opportunities that are competitive and linked to business and individual performance while promoting employee behavior consistent with our code of business conduct and risk tolerance; and

•	building a diverse organization with a strong ethical and compliance culture based on transparency and trust.

We continue to focus on training through the distribution of electronic learning packages in multiple languages for our Code of Business Conduct, workplace harassment, facility safety, anti-bribery, export compliance and other regulatory and compliance programs. We continue to drive our training and leadership development programs through the deployment of General Management Development, Manager Competencies and a series of multi-lingual “course-in-a-box” programs that focus on enhancing people management skills.

Technology/Innovation

The infusion of advanced technologies into new products and services continues to play a critical role in the ongoing evolution of our product portfolio. The objective is to improve the percentage of revenue derived from new products as a function of overall sales, utilizing technological innovation to improve overall product lifecycles and total cost of ownership for our customers. We employ a robust portfolio management and project execution process to pro-actively seek out new product and technology opportunities, evaluate their potential return on investment and allocate resources to their development on a prioritized basis. Each project is reviewed on a routine basis for such performance measures as time to market, net present value, budget adherence, technical and commercial risk and compliance with customer requirements. Technical skill sets and knowledge is deployed across business unit boundaries to make sure we bring the best capabilities to bear for each project. Collectively, the research and development portfolio is a key to our ability to differentiate our product and service offerings from other competitors in our target markets.

We are focused on exploring and commercializing new technologies in five major areas: Materials Science; Fluid Dynamics; Mechanical Design; Mechatronics; and Electronics and Software. Within each of these areas we are aggressively investing in new research, as well as pro-actively seeking out technologies that may already exist in other industries and evaluating how they may be applied in ours. Predictive diagnostics and asset management continue to be the biggest areas of effort for us across all our divisions. Building on the strength of our ValveSight and Technology Enabled Asset Management solutions introduced in late 2008, we have continued to deploy our diagnostics capabilities into more and more devices and expand on the number of host control systems and third party solutions with which we can achieve interoperability. These capabilities continue to provide a key source of competitive advantage in the market place, and are saving our customers time and money in keeping their plants running.

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

Competition

Despite the consolidation trend in recent years, the markets for our products remain fragmented and highly competitive, with primary competitive drivers being price, reputation, timeliness of delivery and technical expertise, as well as contractual terms and previous installation history. In the pursuit of large capital projects, competitive drivers and competition vary depending on the industry and products involved. Industries experiencing slow growth generally tend to have a competitive environment more heavily influenced by price due to supply outweighing demand, and price competition tends to be more significant for original equipment orders than aftermarket services. Considering the domestic and global economic environments in 2009 and current forecasts for 2010, pricing was and may continue to be a particularly influential competitive factor. The unique competitive environments in each of our three business segments are discussed in more detail under the “Business Segments” heading below.

In the aftermarket portion of our business, we compete against large and well-established national and global competitors and, in some markets, against regional and local companies who produce low cost replications of spare parts. In the oil and gas industry, the primary competitors for aftermarket services tend to be customers’ own in-house capabilities. In the nuclear power generation industry, we possess certain competitive advantages due to our “N Stamp” certification, which is a prerequisite to serve customers in that industry, and our considerable base of proprietary knowledge. In other industries, the competitors for aftermarket services tend to be local independent repair shops and low cost replicators. Aftermarket competition for standardized products is aggressive due to the existence of common standards allowing for easier replacement or repair of the installed products.

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

Generally, our customers attempt to reduce the number of vendors from which they purchase, thereby reducing the size and diversity of their inventory. Although vendor reduction programs could adversely affect our business, we have been successful in establishing long-term supply purchasing agreements with a number of customers. While the majority of these agreements do not provide us with exclusive rights, they can provide us a “preferred” status with our customers and thereby increase opportunities to win future business. We also utilize our Lifecycle Advantage program to establish fee-based contracts to manage customers’ aftermarket requirements. These programs provide an opportunity to manage the customer’s installed base and expand the business relationship with the customer.

Our ability to use our portfolio of products, solutions and services to meet customer needs is a competitive strength. Our market approach is to create value for our customers throughout the lifecycle of their investments in flow management. We continue to explore and develop potential new offerings in conjunction with our customers. In the early phases of project design, we endeavor to create value in optimizing the selection of equipment for the customer’s specific application, as we are capable of providing technical expertise on product and system capabilities even outside the scope of our specific products, solutions and services. After the equipment is constructed and delivered to the customer’s site, we continue to create value through our aftermarket capabilities by optimizing the performance of the equipment over its operational life. Our skilled service personnel can provide these aftermarket services for our products, as well as many competitors’ products, within the installed base. This value is further enhanced by the global reach of our QRCs and, when combined with our other solutions for our customers’ flow management needs, allows us to create value for our customers during all phases of the capital expenditure cycle.

New Product Development

We spent $29.4 million, $34.0 million and $29.1 million during 2009, 2008 and 2007, respectively, on research and development initiatives. Our research and development group consists of engineers involved in new product development and improvement of existing products. Additionally, we sponsor consortium programs for research with various universities and jointly conduct limited development work with certain vendors, licensees and customers. We believe current expenditures are adequate to sustain our ongoing and necessary future research and development activities. In addition, we work closely with our customers on customer-sponsored research activities to help execute their research and development initiatives in connection with our products and services. New product development in each of our three business segments is discussed in more detail under the “Business Segments” heading below.

Customers

We sell to a wide variety of customers globally in several distinct industries: oil and gas; chemical; power generation; water management; and a number of other industries that are collectively referred to as “general industries.” No individual customer accounted for more than 10% of our consolidated 2009 revenues. Customer information relating to each of our three business segments is discussed in more detail under the “Business Segments” heading below.

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

Intellectual Property

We own a number of trademarks and patents relating to the names and designs of our products. We consider our trademarks and patents to be an important aspect of our business. In addition, our pool of proprietary information, consisting of know-how and trade secrets related to the design, manufacture and operation of our products, is considered particularly valuable. Accordingly, we take proactive measures to protect such proprietary information. We generally own the rights to the products that we manufacture and sell and are unencumbered by licensing or franchise agreements. Our trademarks can typically be renewed indefinitely as long as they remain in use, whereas our existing patents generally expire 20 years from the dates they were filed, which has occurred at various times in the past. We do not believe that the expiration of any individual patent or any patents will have a material adverse impact on our business, financial condition or result of operations.

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

Employees and Labor Relations

We have approximately 15,000 employees globally. In the U.S., a portion of the hourly employees at our pump manufacturing plant located in Vernon, California, our pump service center located in Cleveland, Ohio, our valve manufacturing plant located in Lynchburg, Virginia and our foundry located in Dayton, Ohio, are represented by unions. Additionally, some employees at select facilities in the following countries are unionized or have employee works councils: Argentina, Australia, Austria, Belgium, Brazil, Canada, Finland, France, Germany, Italy, Japan, Mexico, the Netherlands, Spain, Sweden, Switzerland and the United Kingdom. We believe relations with our employees throughout our operations are generally satisfactory, including those employees represented by unions and employee works councils. No unionized facility accounts for more than 10% of our revenues.

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

Over the years, we have been involved as one of many potentially responsible parties (“PRP”) at former public waste disposal sites that are or were subject to investigation and remediation. We are currently involved as a PRP at three Superfund sites. The sites are in various stages of evaluation by government authorities. Our total projected “fair share” cost allocation at these three sites is expected to be immaterial. See “Item 3. Legal Proceedings” included in this Annual Report for more information.

We have established reserves that we currently believe to be adequate to cover our currently identified on-site and off-site environmental liabilities.

Exports

Our export sales from the U.S. to foreign unaffiliated customers were $339.6 million in 2009, $344.3 million in 2008 and $267.7 million in 2007.

Licenses are required from U.S. and other government agencies to export certain products. In particular, products with nuclear power generation and/or military applications are restricted, as are certain other pump, valve and mechanical seal products.

We have voluntarily disclosed to applicable U.S. governmental authorities the results of an audit of our compliance with U.S. export control laws and are voluntarily self-disclosing the violations identified. Disclosure of such violations could result in substantial fines and other penalties. See “Item 3. Legal Proceedings” included in this Annual Report for more information.

BUSINESS SEGMENTS

In addition to the business segment information presented below, Note 18 to our consolidated financial statements in Item 8 of this Annual Report contains additional financial information about our business segments and geographic areas in which we have conducted business in 2009, 2008 and 2007.

FLOWSERVE PUMP DIVISION

Through FPD, we design, manufacture, distribute and service engineered and industrial pumps and pump systems, submersible motors, replacement parts and related equipment, principally to industrial markets. FPD’s products and services are primarily used by companies that operate in the oil and gas, chemical processing, power generation, water management and general industrial markets. We market our pump products through our worldwide sales force and our regional service and repair centers or through independent distributors and sales representatives. Our pump systems and components are currently manufactured at 30 plants worldwide, of which 13 are located in Europe, seven in North America, six in Asia Pacific and four in Latin America.

We also manufacture a portion of our products through strategic foreign joint ventures. We have three unconsolidated joint ventures that are located in Saudi Arabia, Japan and China where products are manufactured, assembled or serviced in these territories. These relationships provide numerous strategic opportunities, including increased access to our current and new markets, access to additional manufacturing capacity and expansion of our operational platform to support low-cost sourcing initiatives and capacity demands for other markets.

FPD Products

We manufacture more than 150 different active pump models, ranging from simple fractional horsepower industrial pumps to high kilowatt (horsepower) engineered pumps. Our pumps are manufactured in a wide range of metal alloys and with a variety of configurations, including pumps that utilize mechanical seals (sealed pumps) and pumps that do not utilize mechanical seals (magnetic-drive and other pumps).

The following is a summary list of our pump products and globally recognized brands:

FPD Product Types

Overhung	Between Bearings
• Chemical Process ANSI and ISO	• Single Case — Axially Split
• API Process	• Single Case — Radially Split
• Industrial Process	• Double Case
• Slurry and Solids Handling

Vertical	Positive Displacement
• Wet Pit	• Gear
• Deep Well Submersible Motor	• Screw
• Slurry and Solids Handling	• Multiphase
• Sump	• Reciprocating

Specialty Products

• Nuclear Pumps	• Power Recovery — Hydroturbine
• Nuclear Seals	• Power Recovery — DWEER
• Cryogenic Pumps	• Thruster
• Cryogenic Liquid Expander	• Geothermal Deepwell
• Submersible Pump	• CVP Concrete Volute Pumps
• Hydraulic Decoking Systems	• Barge Pump
• Molten Salt VTP Pump

FPD Brand Names

• ACEC	• Pacific
• Aldrich	• Pleuger
• Byron Jackson	• Scienco
• Calder Energy Recovery Devices	• Sier-Bath
• Cameron	• TKL
• Durco	• United Centrifugal
• Flowserve	• Western Land Roller
• IDP	• Wilson-Snyder
• Jeumont-Schneider	• Worthington
• Niigata Worthington	• Worthington-Simpson

FPD Services

We provide engineered aftermarket services through our global network of approximately 78 service centers and QRCs, some of which are co-located in a manufacturing facility, in 30 countries. Our FPD service personnel provide a comprehensive set of equipment maintenance services for flow management control systems, including repair, advanced diagnostics, installation, commissioning, re-rate and retrofit programs, machining and full service solution offerings. A large portion of our FPD service work is performed on a quick response basis, and we offer 24-hour service in all of our major markets.

FPD New Product Development

Our investments in new product research and development continue to focus on increasing the capability of our products as customer applications become more advanced, demanding greater levels of production (flow, power and pressure) and under more extreme conditions beyond the level of traditional pump technology. In support of our subsea product development initiative, we have successfully completed development and test of a large submersible motor required to drive our multiphase pump currently under development in our Canadian manufacturing facility. The power rating achieved by this new motor provides us with a viable submersible motor solution for large submersible motor requirements including non-subsea pumping applications. Further, we continue to design solutions and close the technology gaps in developing products and components for pipeline, off-shore and downstream pump applications for the oil and gas market.

As new sources of energy generation are explored, we have been developing new product designs to support the most critical applications in the power generation market. New designs and qualification test programs are in process to support the critical services of the modern nuclear power generation plant. Along with the development initiatives of new products in the nuclear power generation industry, we continue to support our installed base with product improvements and design verifications that lead to expanded power capability of existing nuclear power generating plants. Our continued engagement with our end users is exemplified through completion of tests that demonstrate operational capability while pumping contaminated liquid and providing operational verification to support safety requirements. In addition, factory testing has been completed of our high temperature vertical pump developed for molten salt applications for solar power generating plants.

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

In 2009, FPD continued to advance our Technology Advantage platform and created an integrated solutions organization. This platform utilizes a combination of our developed technologies and leading edge technology partners to increase our asset management and service capabilities for our end user customers. These technologies include intelligent devices, advanced communication and security protocols, wireless and satellite communications and web-enabled data convergence.

None of these newly developed pump products or services required the investment of a material amount of our assets or was otherwise material.

FPD Customers

Our customer mix is diversified, and includes leading engineering procurement and construction firms, original equipment manufacturers, distributors and end users. Our sales mix of original equipment products and aftermarket products and services diversifies our business and somewhat mitigates the impact of normal economic cycles on our business.

FPD Competition

The pump industry is highly fragmented, with hundreds of competitors. We compete, however, primarily with a limited number of large companies operating on a global scale. Competition amongst our closest competitors is generally driven by delivery times, expertise, price, breadth of product offerings, contractual terms, previous installation history and reputation for quality. Some of our largest pump industry competitors include ITT Industries, Ebara Corporation, KSB Inc. and Sulzer Pumps.

The pump industry continues to undergo considerable consolidation, which is primarily driven by (i) the need to lower costs through reduction of excess capacity and (ii) customers’ preference to align with global full service suppliers to simplify their supplier base. Despite the consolidation activity, the market remains highly competitive. Based on independent industry sources, we believe that we are the largest pump manufacturer serving the oil and gas, chemical and power generation industries and the third largest pump manufacturer overall. We believe that our strongest sources of competitive advantage rest with our extensive range of pumps for the oil and gas, chemical and power generation industries, our large installed base, our strong customer relationships, our more than 200 years of legacy experience in manufacturing and servicing pumping equipment and our reputation for providing quality engineering solutions.

FPD Backlog

FPD’s backlog of orders as of December 31, 2009 was $1.8 billion, compared with $2.3 billion as of December 31, 2008. We expect to ship over 95% of December 31, 2009 backlog during 2010.

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

Our flow control products are primarily used by companies that operate in the chemical (including pharmaceutical), power generation (nuclear, fossil, coal gasification and renewable), oil and gas, water management and general industries, including aerospace, pulp and paper and mining. FCD has 47 sites worldwide, including 19 principal manufacturing facilities, five of which are located in the United States (“U.S.”), and 28 QRCs. A small portion of our valves are also produced through an unconsolidated foreign joint venture in India.

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

FCD’s “smart” valve and diagnostics technologies, which integrate high technology sensors, microprocessor controls and digital positioners into high performance control valves, permit real-time system analysis, system warnings and remote services. These technologies have been developed in response to the growing demand for increased automation, improved process control efficiency and digital communications at the plant level. We are committed to further enhancing the quality of our product portfolio by continuing to upgrade our existing offerings with cutting-edge technologies.

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

FCD Services

We provide aftermarket products and services through our network of 28 QRCs located throughout the world. Our service personnel provide a comprehensive set of equipment maintenance services for flow control systems, including advanced diagnostics, repair, installation, commissioning, retrofit programs and field machining capabilities. A large portion of our service work is performed on a quick response basis, which includes 24-hour service in all of our major markets. We also provide in-house repair and return manufacturing services worldwide through our production facilities. We believe our ability to offer this comprehensive set of services on short notice provides us with a unique competitive advantage and unparalleled access to our customers’ installed base of flow control products.

FCD New Product Development

Our research and development investment has been targeted in areas that will advance our technological leadership and further differentiate our competitive advantage from a product perspective. Investment has been focused on significantly enhancing the digital integration and interoperability of the valve top works (positioners, actuators, limit switches and associated accessories) with Distributed Control Systems (“DCS”). Our efforts in this area continue to pursue the development and deployment of next-generation hardware and software for valve diagnostics, and the integration of the resulting device intelligence through DCS to provide a practical and effective asset management capability for the end user. In addition to developing these new capabilities and value-added services, our investments also include product portfolio expansion and fundamental research in material sciences in order to increase the temperature, pressure and erosion-resistance limits of existing products, as well as noise reduction and emerging areas such as desalination. These investments are made by adding new resources and talent to the organization, as well as leveraging the experience of FPD and FSD and increasing our collaboration with third parties. We expect to continue our research and development investments in the areas discussed above.

None of these newly developed valve products or services required the investment of a material amount of our assets or was otherwise material.

FCD Customers

Our customer mix spans several industries, including the chemical, oil and gas, power generation, water management and general industries. Our product mix includes original equipment and aftermarket parts and services. FCD contracts with a variety of customers, ranging from engineering, procurement and construction companies, to distributors, end users and other original equipment manufacturers.

FCD Competition

While in recent years the valve market has undergone a significant amount of consolidation, in relative terms, the market remains highly fragmented. Some of the largest valve industry competitors include Tyco, Cameron, Emerson, Metso and Crane Co.

Our market research and assessments indicate that the top 10 global valve manufacturers collectively comprise less than 25% of the total valve market. Based on independent industry sources, we believe that we are the third largest industrial valve supplier on a global basis. We believe that our strongest sources of competitive advantage rest with our comprehensive portfolio of valve products and services, our focus on execution and our expertise in severe corrosion and erosion applications.

FCD Backlog

FCD’s backlog of orders as of December 31, 2009 was $485.3 million, compared with $482.9 million as of December 31, 2008. We expect to ship over 75% of December 31, 2009 backlog during 2010.

FLOW SOLUTIONS DIVISION

Through FSD, we design, manufacture and distribute mechanical seals, sealing systems and parts and provide related services, principally to process industries. The mechanical seals contained in rotating equipment operate in high stress conditions and require repair or replacement throughout the products’ useful lives, and the repair and replacement of mechanical seals is an integral part of our aftermarket services. Our mechanical seals are used on a variety of rotating equipment, including pumps, compressors, mixers, steam turbines and other specialty equipment, primarily in the oil and gas, chemical processing, mineral and ore processing and general industrial end user markets. The use of mechanical seals provides users both safety and environmental benefits, including reductions of liquid and gaseous emissions, including greenhouse gases, water management and electric power usage.

We manufacture mechanical seals at four plants in the U.S. and at six plants outside the U.S. A small portion of our products are also manufactured through an unconsolidated joint venture in South Korea. Additionally, we have two other unconsolidated joint ventures in Saudi Arabia and India where products are produced for sale in those territories. Through our global network of 80 QRCs, five of which are co-located in a manufacturing facility, and two authorized distribution centers, we provide service, repair and diagnostic services for maintaining components of seal support systems. Our mechanical seal products are primarily marketed to end users through our direct sales force and to distributors and, on a commission basis, sales representatives. A portion of our mechanical seal products is sold directly to original equipment manufacturers for incorporation into rotating equipment requiring mechanical seals.

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

The following list summarizes our seal products and services and globally recognized brands:

FSD Product Types

• Cartridge Seals	• Gas Barrier Seals
• Dry-Running Seals	• Couplings
• Metal Bellow Seals	• Service and Repair
• Elastomeric Seals	• Sealing Support Systems and Auxiliaries
• Slurry Seals	• Monitoring and Diagnostics
• Split Seals

FSD Brand Names

• BW Seals	• Interseal
• Durametallic	• Pacific Wietz
• Five Star Seal	• Pac-Seal
• Flowserve	• QRCtm
• Flowstar	• ReadySeal
• GASPACtm	• LifeCycle Advantage

FSD Services

We provide aftermarket services through our network of 80 QRCs located throughout the world, including 24 sites in North America. We also provide asset management services and condition monitoring for rotating equipment through special contracts with many of our customers that reduce maintenance costs. This work is performed on a quick-response basis, and we offer 24-hour service in all of our major markets.

FSD New Product Development

Our investments in new product research and development focus on developing longer-lasting and more efficient products and value-added services. In addition to numerous product upgrades, our recent mechanical seal and seal system innovations include:

•	standard cartridge seal product line that satisfies global requirements for general duty applications in process industries such as chemical, biofuel, water management, petrochemical and power generation;

•	standardized sealing support system product line;

•	pipeline pump seal that improves reliability in high pressure liquid pipeline applications including crude oil, refined hydrocarbons and specialty chemicals;

•	economical pusher and metal bellows cartridge seal family that services the hydrocarbon processing industry and high end chemical markets;

•	advanced surface treatment technology applied to mechanical seal faces that extends reliability and energy savings for new and retrofit applications;

•	heavy-duty mechanical seal for power plants that features exclusive anti-electro-corrosion technology to improve operational efficiency in hot water services; and

•	a configuration and quotation tool that supports our sealing support system product line.

We also market “Flowstar.Net,” an interactive tool used to actively monitor and manage information relative to equipment performance. Flowstar.Net enhances our customers’ ability to make informed decisions and respond quickly to plant production problems, extends the life of their production equipment and lowers maintenance expenses. The functionality of Flowstar.Net has been expanded to present to our customers the lower maintenance costs provided by our services and to allow our distributors to use this tool with their customers.

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

FSD Backlog

FSD’s backlog of orders as of December 31, 2009 was $96.4 million (including $22.8 million of interdivision backlog, which is eliminated and not included in consolidated backlog), compared with $118.2 million (including $18.6 million of interdivision backlog) as of December 31, 2008. We expect to ship approximately 95% of December 31, 2009 backlog during 2010.

AVAILABLE INFORMATION

We maintain an internet website at www.flowserve.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 are made available free of charge through the “Investor Relations” section of our Internet website as soon as reasonably practicable after we electronically file the reports with, or furnish the reports to, the U.S. Securities and Exchange Commission (“SEC”).

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

Our business depends on the levels of capital investment and maintenance expenditures by our customers, which in turn are affected by numerous factors, including the state of domestic and global economies, global energy demand, the cyclical nature of their markets, their liquidity and the condition of global credit and capital markets.

Demand for most of our products and services depends on the level of new capital investment and planned maintenance expenditures by our customers. The level of capital expenditures by our customers depends, in turn, on general economic conditions, availability of credit, economic conditions within their respective industries and expectations of future market behavior. Additionally, volatility in commodity prices can negatively affect the level of these activities and can result in postponement of capital spending decisions or the delay or cancellation of existing orders. The ability of our customers to finance capital investment and maintenance may also be affected by factors independent of the conditions in their industry, such as the condition of global credit and capital markets.

The businesses of many of our customers, particularly oil and gas companies, chemical companies and general industrial companies, are to varying degrees cyclical and have experienced periodic downturns. Our customers in these industries, particularly those whose demand for our products and services is primarily profit-driven, historically have tended to delay large capital projects, including expensive maintenance and upgrades, during economic downturns. For example, our chemical customers generally tend to reduce their spending on capital investments and operate their facilities at lower levels in a soft economic environment, which reduces demand for our products and services. Additionally, while oil and gas prices have recently recovered somewhat from their lows, fluctuating energy demand forecasts and lingering uncertainty concerning commodity pricing can cause our customers to be more conservative in their capital planning, which may reduce demand for our products and services. Reduced demand for our products and services could result in the delay or cancellation of existing orders or lead to excess manufacturing capacity, which unfavorably impacts our absorption of fixed manufacturing costs. This reduced demand may also erode average selling prices in our industry. Any of these results could adversely affect our business, financial condition, results of operations and cash flows.

Additionally, some of our customers may delay capital investment and maintenance even during favorable conditions in their markets. Disruptions in global financial markets and banking systems experienced in 2008 continue to create difficulties in accessing credit and capital markets, and the costs of newly raised debt have generally increased. Continued difficulty in accessing these markets and the increased associated costs can have a negative effect on investment in large capital projects, including necessary maintenance and upgrades, even during favorable market conditions. In addition, the liquidity and financial position of our customers could impact their ability to pay in full and/or on a timely basis. Any of these factors, whether individually or in the aggregate, could have a material adverse effect on our customers and, in turn, our business, financial condition, results of operations and cash flows.

Continuing volatility in commodity prices, prolonged credit and capital market disruptions and a sluggish global economic recovery could prompt customers to delay or cancel existing orders, which could adversely affect the viability of our backlog and could impede our ability to realize revenues on our backlog.

The increased levels of disruption experienced by credit and capital markets around the globe in the latter half of 2008 and continuing through 2009 has included, among other things, extreme volatility in securities prices, reduced levels of liquidity and credit availability and declining and uncertain valuations. These disruptions, when combined with the volatility in commodity prices that has also been experienced, have contributed to a significant decrease in the rate of general economic growth. While global economic conditions stabilized generally in the latter half of 2009, a sluggish global economic recovery or extended slowing of global economic activity could adversely affect the businesses of our customers, which could potentially result in delays or cancellations of orders for our products.

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

We may be unable to deliver our sizeable backlog on time, which could affect our revenues, future sales and profitability and our relationships with customers.

At December 31, 2009, backlog was $2.4 billion. In 2010, our ability to meet customer delivery schedules for backlog is dependent on a number of factors including, but not limited to, sufficient manufacturing plant capacity, adequate supply channel access to the raw materials and other inventory required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects and appropriate planning and scheduling of manufacturing resources. Many of the contracts we enter into with our customers require long manufacturing lead times and contain penalty clauses related to on-time delivery. Failure to deliver in accordance with customer expectations could subject us to financial penalties, may result in damage to existing customer relationships and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We sell our products in highly competitive markets, which results in pressure on our profit margins and limits our ability to maintain or increase the market share of our products.

The markets for our products and services are fragmented and highly competitive. We compete against large and well-established national and global companies, as well as regional and local companies, low-cost replicators of spare parts and in-house maintenance departments of our end user customers. We compete based on price, technical expertise, timeliness of delivery, contractual terms, previous installation history and reputation for quality and reliability. While competitive environments in slow growth industries and for original equipment orders are inherently more influenced by pricing, domestic and global economic conditions during 2009 and current economic forecasts suggest that the competitive influence of pricing has broadened. Additionally, some of our customers have been attempting to reduce the number of vendors from which they purchase in order to reduce the size and diversity of their inventory. To remain competitive, we must invest in manufacturing, marketing, customer service and support and our distribution networks. No assurances can be made that we will have sufficient resources to continue to make the investment required to maintain or increase our market share or that our investments will be successful. If we do not compete successfully, our business, financial condition, results of operations and cash flows could be materially adversely affected.

If we are not able to execute and realize the expected financial benefits from our strategic realignment and other cost-saving initiatives, our business could be adversely affected.

At the outset of 2009, we announced a strategic realignment initiative intended to reduce and optimize certain non-strategic manufacturing facilities and our overall cost structure. This initiative was expanded in the latter half of 2009 to include additional realignment activities in the remainder of 2009 and continuing to a lesser extent into 2010, and involves structural changes in our global manufacturing footprint through additional migration to low-cost regions, additional consolidation of product manufacturing and further SG&A reductions. We also announced as part of our larger realignment strategy and to better serve our customers that, effective January 1, 2010, we consolidated the Flowserve Pump Division and Flow Solutions Division into the new Flow Solutions Group.

While we anticipate significant financial benefits from our strategic realignment, anticipated cost savings are by their nature estimates that are difficult to predict and are necessarily inexact. Further, our integration of the Flowserve Pump and Flow Solutions Divisions and our additional realignment activities will place substantial demands on our management, which could divert attention from other business priorities. If we are unable to integrate our businesses successfully or execute these realignment activities effectively, then we may fail to realize the anticipated synergies, customer service improvements and cost savings of this strategic initiative. This failure could, in turn, materially adversely affect our business, financial condition, results of operations and cash flows.

Economic, political and other risks associated with international operations could adversely affect our business.

A substantial portion of our operations is conducted and located outside the U.S. We have manufacturing, sales or service facilities in more than 50 countries and sell to customers in over 70 countries, in addition to the U.S. Moreover, we primarily outsource certain of our manufacturing and engineering functions to, and source our raw materials and components from, China, Eastern Europe, India, Latin America and Mexico. Accordingly, our business and results of operations are subject to risks associated with doing business internationally, including:

•	instability in a specific country’s or region’s political or economic conditions, particularly in emerging markets and the Middle East;

•	trade protection measures, such as tariff increases, and import and export licensing and control requirements;

•	potentially negative consequences from changes in tax laws or tax examinations;

•	difficulty in staffing and managing widespread operations;

•	difficulty of enforcing agreements and collecting receivables through some foreign legal systems;

•	differing and, in some cases, more stringent labor regulations;

•	partial or total expropriation;

•	differing protection of intellectual property;

•	inability to repatriate income or capital; and

•	difficulty in administering and enforcing corporate policies, which may be different than the customary business practices of local cultures.

For example, political unrest or work stoppages could negatively impact the demand for our products from customers in affected countries and other customers, such as U.S. oil refineries, that could be affected by the resulting disruption in the supply of crude oil. Similarly, military conflicts in the Middle East could soften the level of capital investment and demand for our products and services. We are also investigating or have investigated certain allegations regarding foreign management engaging in unethical practices prohibited by our Code of Business Conduct, which could have inappropriately benefited them at our expense.

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

Our international operations and foreign subsidiaries are subject to a variety of complex and continually changing laws and regulations.

Due to the international scope of our operations, the system of laws and regulations to which we are subject is complex and includes, without limitation, the U.S. Foreign Corrupt Practices Act and regulations issued by the U.S. Customs and Border Protection, the U.S. Department of Commerce’s Bureau of Industry and Security, the U.S. Treasury Department’s Office of Foreign Assets Control and various foreign governmental agencies, including applicable export controls, customs, currency exchange control and transfer pricing regulations and various programs administered by the United Nations, as applicable. No assurances can be made that we will continue to be found to be operating in compliance with, or be able to detect violations of, any such laws or regulations. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.

We are also subject to risks associated with certain of our foreign subsidiaries autonomously making sales and providing related services, under their own local authority, to customers in countries that have been designated by the U.S. State Department as state sponsors of terrorism, including Iran, Syria and Sudan. Due to the growing political uncertainties associated with these countries, in 2006, our foreign subsidiaries began a voluntary withdrawal, on a phased basis, from conducting new business in these countries. The aggregate amount of all business done by our foreign subsidiaries for customers in Iran, Syria and Sudan accounted for less than 1% of our consolidated global revenue in 2009. While substantially all new business with these countries has been voluntarily phased out, our foreign subsidiaries may independently continue to honor certain existing contracts, commitments and warranty obligations in compliance with U.S. and other applicable laws and regulations.

Our international operations expose us to fluctuations in foreign currency exchange rates.

A significant portion of our revenue, and certain of our costs, assets and liabilities, are denominated in currencies other than the U.S. dollar. The primary currencies to which we have exposure are the Euro, British Pound, Mexican Peso, Argentina Peso, Japanese Yen, Australian Dollar, Canadian Dollar, Russian Ruble, Indian Rupee, Singapore Dollar, Swedish Krona and Venezuelan Bolivar. Certain of the foreign currencies to which we have exposure, such as the Argentinean Peso and the Venezuelan Bolivar, have undergone significant devaluation in the past, which can reduce the value of our local monetary assets, reduce the U.S. dollar value of our local cash flow, generate local currency losses that may impact our ability to pay future dividends from our subsidiary to the parent company and potentially reduce the U.S. dollar value of future local net income. Although we enter into forward exchange contracts to economically hedge some of our risks associated with transactions denominated in certain foreign currencies, no assurances can be made that exchange rate fluctuations will not adversely affect our financial condition, results of operations and cash flows.

Noncompliance with U.S. export control laws could materially adversely affect our business.

In March 2006, we initiated a voluntary process to determine our compliance posture with respect to U.S. export control and economic sanctions laws and regulations. Upon initial investigation, it appeared that some product transactions and technology transfers were not handled in full compliance with U.S. export control laws and regulations. As a result, in conjunction with outside counsel, we conducted a voluntary systematic process to further review, validate and voluntarily disclose export violations discovered as part of this review process. We completed our comprehensive disclosures to the appropriate U.S. government regulatory authorities at the end of 2008, and we continue to work with those authorities to supplement and clarify specific aspects of those disclosures. Based on our review of the data collected, during the self-disclosure period of October 1, 2002 through October 1, 2007, a number of process pumps, valves, mechanical seals and parts related thereto were exported, in limited circumstances, without required export or reexport licenses or without full compliance with all applicable rules and regulations to a number of different countries throughout the world, including certain U.S. sanctioned countries. The foregoing information is subject to revision as we further review this submittal with applicable U.S. regulatory authorities.

Any self-reported violations of U.S. export control laws and regulations may result in civil or criminal penalties, including fines and/or other penalties. We are currently engaged in discussions with U.S. regulators about such penalties as part of our effort to resolve this matter; however, while we currently do not believe any such penalties will have a material adverse impact on our company, we are currently unable to definitively determine the full extent or nature or total amount of penalties to which we might be subject as a result of any such self-reported violations of the U.S. export control laws and regulations.

Terrorist acts, conflicts and wars may materially adversely affect our business, financial condition and results of operations and may adversely affect the market for our common stock.

As a major multi-national company with a large international footprint, we are subject to increased risk of damage or disruption to us, our employees, facilities, partners, suppliers, distributors, resellers or customers due to terrorist acts, conflicts and wars, wherever located around the world. The potential for future attacks, the national and international responses to attacks or perceived threats to national security, and other actual or potential conflicts or wars, including the Israeli-Hamas conflict and ongoing military operations in the Middle East at large, have created many economic and political uncertainties. In addition, as a major multi-national company with headquarters and significant operations located in the U.S., actions against or by the U.S. may impact our business or employees. Although it is impossible to predict the occurrences or consequences of any such events, they could result in a decrease in demand for our products, make it difficult or impossible to deliver products to our customers or to receive components from our suppliers, create delays and inefficiencies in our supply chain and pose risks to our employees, resulting in the need to impose travel restrictions, any of which could adversely affect our business, financial condition, results of operations and cash flows.

We are currently subject to a conditional securities class action litigation settlement, which if not finalized, could lead to continued litigation, the unfavorable outcome of which could have a material adverse effect on our financial condition, results of operations and cash flows.

A number of putative class action lawsuits were filed against us, certain of our former officers, our independent auditors and the lead underwriters of our most recent public stock offerings, alleging securities laws violations. By orders dated November 13, 2007 and January 4, 2008, the trial court denied the plaintiffs’ request for class certification and also granted summary judgment in favor of us and all other defendants on all of the plaintiffs’ claims. The plaintiffs appealed both rulings to the federal Fifth Circuit Court of Appeals, and on June 19, 2009, the Fifth Circuit issued an opinion vacating the trial court’s denial of class certification, reversing in part and vacating in part the trial court’s entry of summary judgment. As a result, the case was remanded to the trial court for further proceedings consistent with the opinion and further consideration of certain issues, including whether the plaintiffs can demonstrate that the case should be certified as a class action.

Following the issuance of the Court of Appeals’ opinion, we engaged in discussions among the parties in furtherance of an amicable resolution of the case, which resulted in a stipulation of settlement being executed and filed with the trial court. The settlement is subject to various customary conditions, including preliminary approval by the trial court, notice to class members, class member opt-out thresholds, a final hearing and final approval by the trial court. These conditions may not occur, and we must therefore be prepared to continue the case if they do not occur. If the litigation proceeds, we continue to strongly believe that we have valid defenses to the claims asserted, and we will continue to vigorously defend this case. In addition to the significant expense and burden we could then incur in further defending this litigation and any damages that we could suffer, our management’s attention and resources could be further diverted from ordinary business operations in order to address these claims. If the final resolution of this litigation is then unfavorable to us and our existing insurance coverage is either unavailable or inadequate to resolve the matter, our financial condition, results of operations and cash flows could be materially adversely affected.

Environmental compliance costs and liabilities could adversely affect our financial condition, results of operations and cash flows.

Our operations and properties are subject to regulation under environmental laws, which can impose substantial sanctions for violations. We must conform our operations to applicable regulatory requirements and adapt to changes in such requirements in all countries in which we operate.

We use hazardous substances and generate hazardous wastes in many of our manufacturing and foundry operations. Most of our current and former properties are or have been used for industrial purposes, and some may require clean-up of historical contamination. We are currently conducting investigation and/or remediation activities at a number of locations where we have known environmental concerns. In addition, we have been identified as one of many PRPs at three Superfund sites. The projected cost of remediation at these sites, as well as our alleged “fair share” allocation, while not anticipated to be material, has been reserved. However, until all studies have been completed and the parties have either negotiated an amicable resolution or the matter has been judicially resolved, some degree of uncertainty remains.

We have incurred, and expect to continue to incur, operating and capital costs to comply with environmental requirements. In addition, new laws and regulations, stricter enforcement of existing requirements, the discovery of previously unknown contamination or the imposition of new clean-up requirements could require us to incur costs or become the basis for new or increased liabilities. Moreover, environmental and sustainability initiatives, practices, rules and regulations are under increasing scrutiny of both governmental and non-governmental bodies, which can cause rapid change in operational practices, standards and expectations and, in turn, increase our compliance costs. Any of these factors could have a material adverse effect on our financial condition, results of operations and cash flows.

We are party to asbestos-containing product litigation that could adversely affect our financial condition, results of operations and cash flows.

We are a defendant in a large number of lawsuits that seek to recover damages for personal injury allegedly resulting from exposure to asbestos-containing products formerly manufactured and/or distributed by us. Such products were used as components of process equipment, and we do not believe that there was any significant emission of asbestos-containing fibers during the use of this equipment. Although we are defending these allegations vigorously and believe that a high percentage of these lawsuits are covered by insurance or indemnities from other companies, there can be no assurance that we will prevail or that payments made by insurance or such other companies would be adequate. Unfavorable rulings, judgments or settlement terms could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Our business may be adversely impacted by work stoppages and other labor matters.

As of December 31, 2009, we had approximately 15,000 employees, of which approximately 5,500 were located in the U.S. Approximately 7% of our U.S. employees are represented by unions. We also have unionized employees or employee work councils in Argentina, Australia, Austria, Belgium, Brazil, Canada, Finland, France, Germany, Italy, Japan, Mexico, the Netherlands, Spain, Sweden, Switzerland and the United Kingdom. No unionized facility produces more than 10% of our revenues. Although we believe that our relations with our employees are strong and we have not experienced any material strikes or work stoppages recently, no assurances can be made that we will not in the future experience these and other types of conflicts with labor unions, works councils, other groups representing employees or our employees generally, or that any future negotiations with our labor unions will not result in significant increases in our cost of labor.

Inability to protect our intellectual property could negatively affect our competitive position.

We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. We cannot guarantee, however, that the steps we have taken to protect our intellectual property will be adequate to prevent infringement on our rights or misappropriation of our technology. For example, effective patent, trademark, copyright and trade secret protection may be unavailable or limited in some of the foreign countries in which we operate. In addition, while we generally enter into confidentiality agreements with our employees and third parties to protect our intellectual property, such confidentiality agreements could be breached or otherwise may not provide meaningful protection for our trade secrets and know-how related to the design, manufacture or operation of our products. If it became necessary for us to resort to litigation to protect our intellectual property rights, any proceedings could be burdensome and costly, and we may not prevail. Further, adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and manufacturing expertise. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our business, financial condition, results of operations and cash flows.

If we are unable to obtain raw materials at favorable prices, our operating margins and results of operations may be adversely affected.

We purchase substantially all electric power and other raw materials we use in the manufacturing of our products from outside sources. The costs of these raw materials have been volatile historically and are influenced by factors that are outside our control. In recent years, the prices for energy, metal alloys, nickel and certain other of our raw materials have been volatile. While we strive to offset our increased costs through supply chain management, contractual provisions and our CIP initiative, where gains are achieved in operational efficiencies, our operating margins and results of operations and cash flows may be adversely affected if we are unable to pass increases in the costs of our raw materials on to our customers or operational efficiencies are not achieved.

Significant changes in pension fund investment performance or assumptions changes may have a material effect on the valuation of our obligations under our defined benefit pension plans, the funded status of these plans and our pension expense.

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

We continually review our funding policy related to our U.S. pension plan in accordance with applicable laws and regulations. The performance of global financial markets in 2008, and to a lesser extent in 2009, has reduced the value of investments held in trust to support pension plans. Additionally, U.S. regulations are continually increasing the minimum level of funding for U.S pension plans. The combined impact of these changes required significant contributions to our pension plans in 2009, which will continue, albeit to a lesser extent, in 2010. Contributions to our pension plans reduce the availability of our cash flows to fund working capital, capital expenditures, research and development efforts and other general corporate purposes.

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

We currently have significant net deferred tax assets resulting from tax credit carry forwards, net operating losses and other deductible temporary differences that are available to reduce taxable income in future periods. Based on our assessment of our deferred tax assets, we determined, based on projected future income and certain available tax planning strategies, that approximately $226 million of our deferred tax assets will more likely than not be realized in the future, and no valuation allowance is currently required for this portion of our deferred tax assets. Should we determine in the future that these assets will not be realized, we will be required to record an additional valuation allowance in connection with these deferred tax assets and our operating results would be adversely affected in the period such determination is made.

Our outstanding indebtedness and the restrictive covenants in the agreements governing our indebtedness limit our operating and financial flexibility.

We are required to make scheduled repayments and, under certain events of default, mandatory repayments on our outstanding indebtedness, which may require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, research and development efforts and other general corporate purposes, such as dividend payments and share repurchases, and could generally limit our flexibility in planning for, or reacting to, changes in our business and industry.

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

Our bank credit facilities also contain covenants requiring us to deliver to lenders certificates of compliance with leverage and interest coverage financial covenants and our audited annual and unaudited quarterly financial statements. Our ability to comply with these covenants may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default which, if not cured or waived, may have a material adverse effect on our financial condition, results of operations and cash flows.

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

Further, no guarantees can be made that we would realize the cost savings, synergies or revenue enhancements that we may anticipate from any acquisition, or that we will realize such benefits within the time frame that we expect. If we are not able to timely address the challenges associated with acquisitions and successfully integrate acquired businesses, or if our integrated product and service offerings fail to achieve market acceptance, our business could be adversely affected.

Forward-Looking Information is Subject to Risk and Uncertainty

This Annual Report and other written reports and oral statements we make from time-to-time include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Annual Report regarding our financial position, business strategy, plans and objectives of management for future operations, industry conditions, market conditions and indebtedness covenant compliance are forward-looking statements. In some cases forward looking statements can be identified by terms such as “may,” “should,” “expect,” “plans,” “forecasts,” “targets,” “seeks,” “anticipate,” “believe,” “estimate,” “predicts,” “potential,” “continue,” “intends,” or other comparable terminology. These statements are not historical facts or guarantees of future performance but instead are based on current expectations and are subject to significant risks, uncertainties and other factors, many of which are outside of our control.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

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

Our major manufacturing facilities (those with 50,000 or more square feet of manufacturing capacity) operating at December 31, 2009 are presented in the table below. See “Item 1. Business” in this Annual Report for further information with respect to all of our manufacturing and operational facilities, including QRCs:

	Number	Approximate
	of Plants	Square Footage

FPD
U.S.	6	1,162,000
Non-U.S.	19	3,107,000
FCD
U.S.	5	1,027,000
Non-U.S.	11	1,332,000
FSD
U.S.	1	130,000
Non-U.S.	3	233,000

We own the majority of our manufacturing facilities, and those manufacturing facilities we do not own are leased. We also maintain a substantial network of U.S. and foreign service centers and sales offices, most of which are leased. Our various leased facilities are generally covered by leases with terms in excess of seven years, with individual lease terms generally varying based on the facilities’ primary usage. We believe we will be able to extend leases on our various facilities as necessary, as they expire.

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

ITEM 3.	LEGAL PROCEEDINGS

We are party to the legal proceedings that are described in Note 14 to our consolidated financial statements included in Item 8 of this Annual Report, and such disclosure is incorporated by reference into this “Item 3. Legal Proceedings.” In addition to the foregoing, we and our subsidiaries are named defendants in certain other routine lawsuits incidental to our business and are involved from time to time as parties to governmental proceedings, all arising in the ordinary course of business. Although the outcome of lawsuits or other proceedings involving us and our subsidiaries cannot be predicted with certainty, and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not currently expect these matters, either individually or in the aggregate, to have a material effect on our financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “FLS.” On February 18, 2010, our records showed 1,626 shareholders of record. The following table sets forth the range of high and low prices per share of our common stock as reported by the NYSE for the periods indicated.

PRICE RANGE OF FLOWSERVE COMMON STOCK
(Intraday High/Low Prices)

	2009	2008

First Quarter	$61.18/$43.23	$111.41/$80.05
Second Quarter	$85.00/$54.54	$138.53/$104.81
Third Quarter	$102.42/$60.90	$141.35/$81.17
Fourth Quarter	$108.85/$92.76	$87.50/$37.92

The table below presents declaration, record and payment dates, as well as the per share amounts, of dividends on our common stock during 2009 and 2008:

Declaration Date	Record Date	Payment Date	Dividend Per Share

November 23, 2009	December 23, 2009	January 6, 2010	$0.27
August 25, 2009	September 23, 2009	October 7, 2009	0.27
May 15, 2009	June 24, 2009	July 8, 2009	0.27
February 25, 2009	March 25, 2009	April 8, 2009	0.27

Declaration Date	Record Date	Payment Date	Dividend Per Share

November 20, 2008	December 24, 2008	January 7, 2009	$0.25
August 14, 2008	September 24, 2008	October 8, 2008	0.25
May 30, 2008	June 25, 2008	July 9, 2008	0.25
February 27, 2008	March 26, 2008	April 9, 2008	0.25

On February 23, 2009, our Board of Directors authorized an increase in the payment of quarterly dividends on our common stock from $0.25 per share to $0.27 per share payable quarterly beginning on April 8, 2009. On February 22, 2010, our Board of Directors authorized an increase in the payment of quarterly dividends on our common stock from $0.27 per share to $0.29 per share payable quarterly beginning on April 7, 2010. Any subsequent dividends will be reviewed by our Board of Directors on a quarterly basis and declared at its discretion dependent on its assessment of our financial situation and business outlook at the applicable time. Our credit facilities contain covenants that could restrict our ability to declare and pay dividends on our common stock. Please see the discussion of our credit facilities under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this Annual Report and in Note 12 to our consolidated financial statements included in Item 8 of this Annual Report.

Issuer Purchases of Equity Securities

On February 27, 2008, our Board of Directors announced the approval of a program to repurchase up to $300 million of our outstanding common stock, and the program commenced in the second quarter of 2008. The share repurchase program does not have an expiration date, and we reserve the right to limit or terminate the repurchase program at any time without notice.

During the quarter ended December 31, 2009, we repurchased a total of 131,500 shares of our common stock under the program for $13.4 million (representing an average cost of $102.11 per share). Since the adoption of this program, we have repurchased a total of 2,285,600 shares of our common stock for $205.9 million (representing an average cost of $90.09 per share). As of December 31, 2009, we had 58.9 million shares issued and outstanding

(excluding the impact of treasury shares). We may repurchase up to an additional $94.1 million of our common stock under the stock repurchase program. The following table sets forth the repurchase data for each of the three months during the quarter ended December 31, 2009:

					Maximum Number of
					Shares (or
				Total Number of	Approximate Dollar
	Total Number			Shares Purchased as	Value) That May Yet
	of Shares		Average Price Paid	Part of Publicly	Be Purchased Under
Period	Purchased		per Share	Announced Plan	the Plan
					(In millions)

October 1-31	269	(1)	$104.67	—	$107.5
November 1-30	134,864	(2)	102.10	131,500	94.1
December 1-31	11,055	(3)	98.05	—	94.1

Total	146,188		$101.79	131,500

(1)	Represents shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards at an average price per share of $104.67.

(2)	Includes a total of 2,163 shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards at an average price per share of $101.92, and includes 1,201 shares of common stock purchased at a price of $100.50 per share by a rabbi trust that we maintain in connection with our director deferral plans pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

(3)	Represents shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards at an average price per share of $98.05.

Stock Performance Graph

The following graph depicts the most recent five-year performance of our common stock with the S&P 500 Index and S&P 500 Industrial Machinery (formerly referred to as Machinery (Diversified) — 500 Index). The graph assumes an investment of $100 on December 31, 2004, and assumes the reinvestment of any dividends over the following five years. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	Base
	Period
Company/Index	2004	2005	2006	2007	2008	2009
Flowserve Corporation	$100.00	$143.65	$183.26	$352.20	$190.82	$355.09
S&P 500 Index	100.00	104.91	121.48	128.15	80.74	102.11
S&P 500 Industrial Machinery	100.00	98.05	111.97	135.72	81.37	113.69

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2009(a)	2008	2007	2006(b)	2005(c)
	(Amounts in thousands, except per share data and ratios

RESULTS OF OPERATIONS
Sales	$4,365,262	$4,473,473	$3,762,694	$3,061,063	$2,695,277
Gross profit	1,548,132	1,580,312	1,247,722	1,007,302	870,561
Selling, general and administrative expense	(934,451)	(981,597)	(854,527)	(781,172)	(683,213)
Operating income(d)	629,517	615,678	411,890	240,948	199,883
Interest expense	(40,005)	(51,293)	(60,119)	(65,688)	(74,125)
Provision for income taxes	(156,460)	(147,721)	(104,294)	(73,238)	(40,583)
Income from continuing operations	427,887	442,413	255,774	115,367	52,480
Income from continuing operations per share (diluted)	7.59	7.71	4.44	2.02	0.93
Net earnings of Flowserve Corporation	427,887	442,413	255,774	115,032	17,074
Net earnings per share of Flowserve Corporation common shareholders (diluted)(e)	7.59	7.71	4.44	2.01	0.30
Cash flows from operating activities	431,277	408,790	417,668	163,186	127,445
Cash dividends declared per share	1.08	1.00	0.60	—	—
FINANCIAL CONDITION
Working capital	$1,041,239	$724,429	$646,591	$418,846	$398,356
Total assets	4,248,894	4,023,694	3,520,421	2,869,235	2,613,664
Total debt	566,728	573,348	557,976	564,569	665,136
Retirement obligations and other liabilities	449,691	495,883	419,229	403,998	391,986
Total equity	1,801,747	1,374,198	1,300,217	1,024,682	857,435
FINANCIAL RATIOS
Return on average net assets	18.2%	20.4%	13.8%	8.1%	5.7%
Net debt to net capital ratio	−5.1%	6.9%	12.4%	32.5%	39.9%

(a)	Results of operations in 2009 include costs of $68.1 million resulting from realignment initiatives, resulting in a reduction of after tax net earnings of $49.8 million.

(b)	Results of operations in 2006 include stock option expense of $6.9 million as a result of adoption of Accounting Standards Codification (“ASC”) 718, “Compensation — Stock Compensation,” resulting in a reduction in after tax net earnings of $5.5 million.

(c)	Results of operations in 2005 include a loss on debt extinguishment of $27.7 million and a $30.1 million impairment of assets held for sale related to our General Services Group, which is included in discontinued operations, resulting in a reduction in after tax net earnings of $40.2 million.

(d)	Retrospective adjustments have been made to prior period information to conform to current period presentation. These retrospective adjustments result from our adoption of guidance related to noncontrolling interests under ASC 810, “Consolidation,” which was effective January 1, 2009.

(e)	Retrospective adjustments have been made to prior period information to conform to current period presentation. These retrospective adjustments result from our adoption of guidance related to the two-class method of calculating earnings per share under ASC 260, “Earnings Per Share,” which was effective January 1, 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EXECUTIVE OVERVIEW

Our Company

We believe that we are a world-leading manufacturer and aftermarket service provider of comprehensive flow control systems. We develop and manufacture precision-engineered flow control equipment integral to the movement, control and protection of the flow of materials in our customers’ critical processes. Our product portfolio of pumps, valves, seals, automation and aftermarket services supports global infrastructure industries, including oil and gas, chemical, power generation and water management, as well as general industrial markets where our products and services add value. Through our manufacturing platform and global network of Quick Response Centers (“QRCs”), we offer a broad array of aftermarket equipment services, such as installation, advanced diagnostics, repair and retrofitting. We currently employ approximately 15,000 employees in more than 50 countries.

Our business model is significantly influenced by the capital spending of global infrastructure industries for the placement of new products into service and aftermarket services for existing operations. The worldwide installed base of our products is an important source of aftermarket revenue, where products are expected to ensure the maximum operating time of many key industrial processes. Over the past several years, we have significantly invested in our aftermarket strategy to provide local support to maximize our customers’ investment in our offerings, as well as to provide business stability during various economic periods. The aftermarket business, which is served by more than 150 of our QRCs located around the globe, provides a variety of service offerings for our customers including spare parts, service solutions, product life cycle solutions and other value added services, and is generally a higher margin business and a key component of our profitable growth.

Through December 31, 2009, our operations were conducted through three business segments that are referenced throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”):

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

We continue to build on our geographic breadth through our QRC network with the goal to be positioned as near to the customers as possible for service and support in order to capture this important aftermarket business. Along with ensuring that we have the local capability to sell, install and service our equipment in remote regions, it is equally imperative to continuously improve our global operations. We continue to expand our global supply chain capability to meet global customer demands and ensure the quality and timely delivery of our products. Significant efforts are underway to improve the supply chain processes across our divisions to find areas of synergy and cost reduction and to improve our supply chain management capability to ensure it can meet global customer demands. We continue to focus on improving on-time delivery and quality, while managing warranty costs as a percentage of sales across our global operations, through the assistance of a focused CIP initiative. The goal of the CIP initiative, which includes lean manufacturing, six sigma business management strategy and value engineering, is to maximize service fulfillment to customers through on-time delivery, reduced cycle time and quality at the highest internal productivity.

We experienced reduced demand for original equipment in 2009 as compared with 2008. This was a result of the impact from the global financial crisis and economic recession. Many of our oil and gas customers postponed major capital decisions from their original initiation dates in order to reevaluate the viability of the project, take advantage of the cost reduction in commodities, such as steel, or to better align the start up of operations with revised demand growth forecasts. In the chemical market, capital spending was reduced due to the adverse effects this industry experienced from the significant drop in consumer demand and the Gross Domestic Product (“GDP”) decline of many economic regions. Both the power generation and water management markets showed resiliency in their capital spending due to government stimulus investments, management of existing operations and the necessity to build infrastructure for developing markets. Capital spending directed at improving and optimizing existing operations provided growth opportunities across all of these industries in 2009, and the developing regions of the world continued capital investments despite the challenging global economy.

In 2009, we experienced stable conditions in our global aftermarket business. The demand growth in past years provided us the opportunity to increase our installed base of new products and drive recurring aftermarket sales. Over the past several years, we have significantly invested in our aftermarket strategy to provide local support to maximize our customers’ investment in our offerings, as well as to provide business stability during various economic periods. In 2009, we continued to execute on our strategy to increase our presence in all regions of the global market to capture these aftermarket opportunities.

We believe that with our customer relationships, our global presence and our highly regarded technical capabilities, we will continue to have opportunities in our core industries; however, we face challenges affecting many companies in our industry with a significant multinational presence, such as economic, political, currency and other risks.

Our Markets

The following discussion should be read in conjunction with the “Outlook for 2010” section included in this MD&A.

Our products and services are used in several distinct industries: oil and gas; chemical; power generation; water management; and a number of other industries that are collectively referred to as “general industries.”

Demand for most of our products depends on the level of new capital investment and planned and unplanned maintenance expenditures by our customers. The level of new capital investment depends, in turn, on capital infrastructure projects driven by the need for oil and gas, power and water, as well as general economic conditions. These drivers are generally related to the phase of the business cycle in their respective industries and the expectations of future market behavior. The levels of maintenance expenditures are additionally driven by the reliability of equipment, planned and unplanned downtime for maintenance and the required capacity utilization of the process.

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

The quick turnaround business, which we also refer to as “book and ship,” is defined as orders that are received from the customer (booked) and shipped within three months of receipt. These orders are typically for more standardized, general purpose products, parts or services. Each of our three business segments generates certain levels of this type of business.

In the sale of aftermarket products and services, we benefit from a large installed base of our pumps, valves and seals, which require maintenance, repair and replacement parts. We use our manufacturing platform and global network of QRCs to offer a broad array of aftermarket equipment services, such as installation, advanced diagnostics, repair and retrofitting. In geographic regions where we are positioned to provide quick response, we believe customers have traditionally relied on us, rather than our competitors, for aftermarket products due to our highly engineered and customized products. However, the aftermarket for standard products is competitive, as the existence of common standards allows for easier replacement of the installed products. As proximity of service centers, timeliness of delivery and quality are important considerations for all aftermarket products and services, we continue to expand our global QRC network to improve our ability to capture this important aftermarket business.

Oil and Gas

The oil and gas industry, which represented approximately 36% and 39% of our bookings in 2009 and 2008, respectively, experienced a measurable decline in new orders placed in 2009. Many of our clients postponed major projects due to the global financial crisis and the recession that followed. The delay of these projects was driven by the desire to take advantage of lower commodity costs, such as steel, the need to reevaluate the return on investment for a project or simply to better align the planned increased capacity with the revised timing of forecasted demand growth.

Global demand forecasts were revised downward in the later part of 2008 and through the first half of 2009. Mid-year forecasts turned more positive with recovery being supported by economic investment in developing regions such as China, India and the Middle East. These regions, along with Latin America, Africa and other parts of Asia, continue to plan for investments to grow their operating capacity, driven by the intent to become self-sufficient or to move into the more profitable products derived from refined oil.

The natural gas market experienced some reduction in spending on the upstream production side of the industry. This slowdown was influenced primarily by a drop in overall demand. Investments did continue in the liquefied natural gas expansion, as the need to prepare new gas field production for shipment to the consumer markets supported the need to complete the projects.

The outlook for the oil and gas industry is heavily dependent on the demand growth from both mature markets and developing geographies. We believe oil and gas companies will continue with upstream and downstream investment plans that are in line with projections of future demand growth and the production declines of existing operations. A projected decline in demand could cause oil and gas companies to reduce their overall level of spending, which could decrease demand for our products and services. However, we believe the long-term fundamentals for this industry remain solid based on current supply, projected depletion rates of existing fields and forecasted long-term demand growth.

Chemical

The chemical industry represented approximately 18% and 17% of our bookings in 2009 and 2008, respectively. This industry experienced adverse effects from the global financial crisis and recession, as consumer spending fell significantly and the GDP of many countries experienced declines for the first time in several years. Many of the major chemical companies were faced with restructuring their operations to align with current market conditions. In 2009, the industry experienced the closure or shut in of a large number of facilities around the globe, particularly in the mature markets. In developing regions, investments continued at a moderated pace compared to previous years. New plant investments are forecasted for developing regions as they build out capacity to meet their indigenous demand growth. Companies in the industry have generally increased their forecasts for maintenance and upgrades of continuing operations to ensure global competitiveness.

The outlook for the chemical industry remains heavily dependent on global economic conditions. As consumer spending and industrial manufacturing gain momentum, the chemical industry should recover as well. A stabilizing of the price of oil feedstock has the opportunity to promote investment, as companies can more effectively project potential financial return. We believe the chemical industry in the near-term will continue to invest in maintenance and upgrades for optimization of existing assets and that developing regions will continue investing in capital infrastructure to meet current and future indigenous demand. We believe our global presence and our localized aftermarket capabilities are well positioned to serve the potential growth opportunities in this industry.

Power Generation

The power generation industry represented approximately 20% and 15% of our bookings in 2009 and 2008, respectively. This industry continued to see capital investment growth due to the increased demands for electricity in developing countries, such as China and India, and capacity increases in mature markets, including the United States (“U.S.”). Due to the need for increased power generating capacity and concerns about the environment, this industry did see a significant increase in the area of renewable power. Plans for nuclear power generation expanded measurably through the year, with countries such as China and India raising their planned capacity over the next decade. Expansion in solar power created opportunities in concentrated solar power applications where our products proved their ability to tolerate high temperatures and abrasive flow mediums. The drive for a cleaner environment also increased investments in the development of carbon capture and storage methodologies where our products and services are applicable.

We believe the outlook for the power generation industry remains favorable; however, a protracted economic recovery period could delay the demand for additional power, which may affect the timing of major capital project spending. Current legislative efforts to limit the emissions of carbon dioxide may have an adverse effect on investment plans depending on the potential requirements imposed and the timing of compliance by country. It is important to note that proposed methods of limiting carbon dioxide emissions offer business opportunities for our products and services. We believe the long-term fundamentals for the power generation industry remain solid based on projected increases in demand for electricity driven by global population growth, advancements of industrialization and growth of urbanization in developing markets. We also believe that our long-standing reputation in the power generation industry, our portfolio of offerings for the various generating methods, our advancements in serving the renewables market and carbon capture methodologies along with our global service and support structure position us well for the future opportunities in this important industry.

Water Management

The water management industry represented approximately 7% and 6% of our bookings in 2009 and 2008, respectively. Worldwide demand for fresh water and water treatment continues to create requirements for new facilities or for upgrades of existing systems, many of which require products that we offer, particularly pumps. We believe that the persistent demand for fresh water during all economic cycles supports continuing investments even in the current economic environment. Industry forecasts do indicate some potential funding challenges for municipal and government projects due to reduced tax revenues; however, several government stimulus programs are targeted at the maintenance and development of fresh water resources. These stimulus projects should generate demand and provide opportunities for pumps, valves, seals and actuation products.

The water management industry is facing a future supply/demand challenge relative to forecasted global population growth coupled with the advancement of industrialization and urbanization. Due to the limitations of usable fresh water around the globe, there continues to be an increased investment in desalination. This investment is forecasted to significantly increase over the next couple of decades. We believe we are a global leader in the desalination market, which is already an important source of fresh water in the Mediterranean region and the Middle East. We expect that this trend in desalination will expand from these traditional areas to other coastal areas around the globe, which we believe presents a significant market opportunity for pumps, valves, actuation products and energy recovery devices.

General Industries

General industries comprises a variety of different businesses, including mining and ore processing, pharmaceuticals, pulp and paper, food and beverage and other smaller applications, none of which individually represented more than 5% of total bookings in 2009 and 2008. General industries also include sales to distributors, whose end customers operate in the industries we primarily serve. General industries represented, in the aggregate, approximately 19% and 23% of our bookings in 2009 and 2008, respectively.

In 2009, we saw a general decline in all of these businesses. Pulp and paper along with mining and ore processing are two areas that experienced measured declines in business activity and investment due to a drop in demand for their products. This drop in demand was directly related to the significant decrease in the rate of general global economic growth. Other industries in this segment also experienced tougher market conditions when compared to previous years. The outlook for this group of industries is dependent upon the rate of economic recovery. We believe that our specialty product offerings designed for these industries and our aftermarket service capabilities will provide business opportunities in these industries today and as the global economy recovers.

The reporting of trends by product type, customer type and business type is based upon analytical review of individual operational results and knowledge of their respective businesses, as we do not formally track revenues by any of these categories. These trends are analyzed as a secondary reporting mechanism that is not derived directly from our general ledger system.

OUR RESULTS OF OPERATIONS

Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects by translating current year results on a monthly basis at prior year exchange rates for the same periods.

As discussed in Note 3 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” (“Item 8”) of this Annual Report on Form 10-K for the year ended December 31, 2009 (“Annual Report”), FPD acquired Calder AG, a Swiss supplier of energy recovery technology, effective April 21, 2009, and Calder AG’s results of operations have been consolidated since the date of acquisition. Additionally, FPD acquired the remaining 50% interest in Niigata Worthington Company, Ltd. (“Niigata”), a Japanese manufacturer of pumps and other rotating equipment, effective March 1, 2008. The incremental interest acquired was accounted for as a step acquisition and Niigata’s results of operations have been consolidated since the date of acquisition. Prior to this transaction, our 50% interest in Niigata was recorded using the equity method of accounting. No pro forma information has been provided for either acquisition due to immateriality.

As discussed in Note 8 to our consolidated financial statements included in Item 8 of this Annual Report, in February 2009, we announced our intent to incur up to $40 million in realignment costs (the “Initial Realignment Program”) to reduce and optimize certain non-strategic manufacturing facilities and our overall cost structure by improving our operating efficiency, reducing redundancies, maximizing global consistency and driving improved financial performance. The Initial Realignment Program was substantially complete at December 31, 2009. In October 2009, we announced our intent to incur additional realignment costs (the “Subsequent Realignment Program”) to expand our efforts to optimize assets, reduce our overall cost structure, respond to reduced orders and drive an enhanced customer-facing organization. The Initial Realignment Program and the Subsequent Realignment Program are collectively referred to as our “Realignment Programs.” In January 2010, we announced our expectation that up to $20 million in charges related to our Realignment Programs would be incurred in 2010, which, when combined with the $68.1 million of charges incurred in 2009 (as disclosed in the table below), brings our total expected realignment charges to approximately $88 million. Unless otherwise stated, information about our Realignment Programs included in this MD&A is presented in total. For the individual impacts of each program, please see Note 8 to our consolidated financial statements included in Item 8 of this Annual Report.

The Realignment Programs consist of both restructuring and non-restructuring costs. Restructuring charges represent costs associated with the relocation of certain business activities, outsourcing of some business activities and facility closures. Non-restructuring charges are costs incurred to improve operating efficiency and reduce redundancies, which includes a reduction in headcount. Expenses are reported in Cost of Sales (“COS”) or Selling, General and Administrative Expense (“SG&A”), as applicable, in our consolidated statement of income.

The following is a summary of our charges included in operating income in 2009 related to our Realignment Programs:

				Subtotal
	Flowserve	Flow	Flow	Reportable		Consolidated
Total Charges for 2009	Pump	Control	Solutions	Segments	All Other	Total
	(Amounts in millions)

Restructuring Charges
COS	$14.3	$0.5	$4.9	$19.7	$0.7	$20.4
SG&A	3.3	0.2	6.9	10.4	1.4	11.8

	$17.6	$0.7	$11.8	$30.1	$2.1	$32.2

Non-restructuring Charges
COS	$9.4	$7.0	$4.6	$21.0	$0.1	$21.1

SG&A	6.0	3.8	4.2	14.0	0.8	14.8

	$15.4	$10.8	$8.8	$35.0	$0.9	$35.9

Total Realignment Program Charges
COS	$23.7	$7.5	$9.5	$40.7	$0.8	$41.5

SG&A	9.3	4.0	11.1	24.4	2.2	26.6

	$33.0	$11.5	$20.6	$65.1	$3.0	$68.1

The following is a summary of charges related to identified initiatives under our Realignment Programs expected to be incurred in 2010:

				Subtotal —
	Flowserve	Flow	Flow	Reportable		Consolidated
Total Expected Charges for 2010(1)	Pump	Control	Solutions	Segments	All Other	Total
	(Amounts in millions)

Restructuring Charges
COS	$3.8	$—	$0.9	$4.7	$—	$4.7
SG&A	0.2	—	—	0.2	—	0.2

	$4.0	$—	$0.9	$4.9	$—	$4.9

Non-restructuring Charges
COS	$0.9	$1.9	$0.1	$2.9	$—	$2.9
SG&A	—	—	—	—	—	—

	$0.9	$1.9	$0.1	$2.9	$—	$2.9

Total Realignment Program Charges
COS	$4.7	$1.9	$1.0	$7.6	$—	$7.6
SG&A	0.2	—	—	0.2	—	0.2

	$4.9	$1.9	$1.0	$7.8	$—	$7.8

(1)	As the execution of the Subsequent Realignment Program is in the early stages, actual charges incurred could vary from total charges expected to be incurred, which represent management’s best estimate based on initiatives identified to date. The amounts disclosed above do not include up to $12 million anticipated to be incurred for initiatives that are currently under consideration, the actual amount of which could differ materially from this estimate.

Based on actions under our Initial Realignment Program, we have realized savings of approximately $33 million for the year ended December 31, 2009. Upon completion of our Initial Realignment Program, we expect annual cost savings of approximately $70 million. Approximately two-thirds of savings were and will be realized in COS, with the remainder in SG&A.

Upon completion of currently identified initiatives under our Subsequent Realignment Program, we expect additional annual cost savings of approximately $40 million. Approximately half of savings are expected to be realized in COS, with the remainder in SG&A. As the execution of the Subsequent Realignment Program is in the early stages, actual savings realized could vary from expected savings, which represent management’s best estimate to date.

Generally, the charges presented were or will be paid in cash, except for asset write-downs, which are non-cash charges. Asset write-down charges (including accelerated depreciation of fixed assets, accelerated amortization of intangible assets and inventory write-downs) of $6.4 million were recorded during the year ended December 31, 2009. Approximately $10 million of cash payments related to our Initial Realignment Program and most of the cash payments related to our Subsequent Realignment Program will be incurred in 2010.

The following discussion should be read in conjunction with the “Outlook for 2010” section included in this MD&A.

Bookings and Backlog

	2009	2008	2007
	(Amounts in millions)

Bookings	$3,885.3	$5,105.7	$4,318.7
Backlog (at period end)	2,371.2	2,825.1	2,276.6

We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacture, service or support. Bookings recorded and subsequently canceled within the year-to-date period are excluded from year-to-date bookings. Bookings in 2009 decreased by $1,220.4 million, or 23.9%, as compared with 2008. The decrease includes negative currency effects of approximately $216 million. These decreases are primarily attributable to declines in the oil and gas and general industries and reflect lower demand and customer-driven project delays due to a significant decrease in the rate of general global economic growth as compared with 2008. The decrease consists of declines in original equipment bookings in FPD, including the impacts of $110.9 million of thruster orders and the impact of the $85 million Abu Dhabi Crude Oil Pipeline order that were recorded in the same period in 2008 and did not recur, as well as declines in original equipment bookings by FSD. The decrease is also attributable to declines in the chemical industry and orders from distributors in FCD, partially offset by orders of more than $45 million in FCD to supply valves to four Westinghouse Electric Co. nuclear power units in North America.

Bookings in 2008 increased by $787.0 million, or 18.2%, as compared with 2007. The increase included currency benefits of approximately $181 million. The increase was attributable to strength in the oil and gas and general industries, especially in FPD, primarily in Europe, the Middle East and Africa (“EMA”), as well as continued strength in the chemical industry, especially in FCD, and the power generation industry in FPD and FCD and $68.5 million in bookings provided by Niigata. Historically, the fourth quarter has been a strong bookings quarter for us. However, bookings in the fourth quarter of 2008 were lower than bookings in each of the first, second and third quarters of 2008, reflecting our customers’ responses to concerns regarding recent disruptions in the credit and capital markets, global economic conditions and recent declines in oil and gas prices.

Backlog represents the accumulation of uncompleted customer orders. Backlog of $2.4 billion at December 31, 2009 decreased by $453.9 million, or 16.1%, as compared to December 31, 2008. Currency effects provided an increase of approximately $87 million (currency effects on backlog are calculated using the change in period end exchange rates). The overall net decrease includes the impact of cancellations of $41.2 million. By the end of 2010, we expect to ship over 90% of our December 31, 2009 backlog. Backlog of $2.8 billion at December 31, 2008 increased by $548.5 million, or 24.1%, as compared to December 31, 2007. Currency effects provided a decrease of approximately $185 million. During the fourth quarter of 2008, we had cancellations of $32.2 million, approximately $25 million of which was related to a single booking recorded by FPD in the third quarter of 2008.

Sales

	2009	2008	2007
	(Amounts in millions)

Sales	$4,365.3	$4,473.5	$3,762.7

Sales in 2009 decreased by $108.2 million, or 2.4%, as compared with 2008. The decrease includes negative currency effects of approximately $208 million. The overall net decrease is attributable to decreased chemical and general industries sales and sales to distributors in FCD and decreased original equipment and aftermarket sales by FSD. These decreases were mostly offset by increased sales in FPD, primarily in the oil and gas and general industries, driven by shipments of large original equipment project orders that were booked in 2008. In 2009, original equipment sales decreased approximately 4% as compared with 2008 and aftermarket sales were comparable to 2008.

Sales in 2008 increased by $710.8 million, or 18.9%, as compared with 2007. The increase includes currency benefits of approximately $113 million. The increase was attributable to strength in the oil and gas and power generation markets in FPD, primarily in EMA and Asia Pacific, and growth in all markets in FCD, primarily in EMA and Asia Pacific, as well as $87.0 million in sales provided by Niigata. In 2008, original equipment and aftermarket sales increased approximately 22% and 13%, respectively, as compared with 2007.

Sales to international customers, including export sales from the U.S., were approximately 73% of sales in 2009 compared with 69% of sales in 2008 and 66% of sales in 2007. Sales to EMA were approximately 40%, 39% and 38% of total sales in 2009, 2008 and 2007, respectively. Sales into the Asia Pacific region were approximately 20%, 18%, and 16% of total sales in 2009, 2008 and 2007, respectively. Sales to Latin America were approximately 9%, 8% and 7% of total sales in 2009, 2008 and 2007, respectively.

Gross Profit and Gross Profit Margin

	2009	2008	2007
	(Amounts in millions)

Gross profit	$1,548.1	$1,580.3	$1,247.7
Gross profit margin	35.5%	35.3%	33.2%

Gross profit in 2009 decreased by $32.2 million, or 2.0%, as compared with 2008. The decrease includes the effect of $41.5 million in charges resulting from our Realignment Programs in 2009. Gross profit margin in 2009 of 35.5% was comparable with 2008. Improved pricing on original equipment orders that were booked by FPD and FCD in 2008 and shipped in 2009, increased utilization of low cost regions by FCD and FSD, various CIP initiatives and savings realized from our Initial Realignment Program were offset by a sales mix shift toward lower margin original equipment in FPD. Original equipment generally carries a lower margin than aftermarket. The sale of specialty pumps, which carry a higher margin, contributed to higher gross profit margins in both 2009 and 2008.

Gross profit in 2008 increased by $332.6 million, or 26.7%, as compared with 2007. Gross profit margin in 2008 of 35.3% increased from 33.2% in 2007. The increase was primarily attributable to FPD, whose gross profit margin increased due primarily to improved original equipment pricing implemented in 2007, increased throughput and increased sales, which favorably impacted our absorption of fixed manufacturing costs, and reduced warranty costs as a percentage of sales, as well as the impact of CIP initiatives. Additionally, gross profit margin was favorably impacted by specialty pumps, which had a higher margin. Partially offsetting these improvements was the significant growth in original equipment sales. While both original equipment and aftermarket sales increased, original equipment sales growth exceeded that of aftermarket sales growth during 2008. As a result, original equipment sales increased to approximately 65% of total sales as compared with approximately 63% in 2007. Original equipment generally carries a lower margin than aftermarket.

Selling, General and Administrative Expense (“SG&A”)

	2009	2008	2007
	(Amounts in millions)

SG&A	$934.5	$981.6	$854.5
SG&A as a percentage of sales	21.4%	21.9%	22.7%

SG&A is impacted by growth in our underlying business, various initiatives to improve organizational capability, compliance and systems and infrastructure improvements. SG&A in 2009 decreased by $47.1 million, or 4.8%, as compared with 2008. SG&A includes the effect of $26.6 million in charges resulting from our Realignment Programs in 2009. Currency effects provided a decrease of approximately $32 million. The decrease was primarily attributable to a $42.6 million decrease in selling and marketing-related expenses, which is consistent with decreased bookings and sales. Cash recoveries of bad debts of $5.0 million that were reserved in 2008, a $4.4 million benefit from the adjustment of contingent consideration related to the acquisition of Calder AG (see Note 3 to our consolidated financial statements included in Item 8 of this Annual Report), strict cost control actions and savings realized from our Initial Realignment Program were partially offset by an increase in legal fees and accrued resolution costs related to shareholder litigation (see Note 14 to our consolidated financial statements included in Item 8 of this Annual Report) and charges resulting from our Realignment Programs. SG&A as a percentage of sales in 2009 improved 50 basis points as compared with 2008, primarily as a result of decreased selling and marketing-related expenses.

SG&A in 2008 increased by $127.1 million, or 14.9%, as compared with 2007. Currency effects provided an increase of approximately $21 million. The increase in SG&A was primarily attributable to a $61.5 million increase in selling and marketing-related expenses in support of increased bookings and sales and overall business growth. The increase was also attributable to a $47.0 million increase in other employees’ costs due to annual and long-term incentive compensation plans, including equity compensation, arising from improved performance and a higher stock price as of the date of grant and annual merit increases, $9.8 million of SG&A incurred by Niigata and a $11.1 million increase in bad debt expense, primarily in FCD, partially offset by a $10.3 million decrease in legal fees and expenses due to legal matters incurred in 2007 that did not recur. SG&A as a percentage of sales in 2008 improved 80 basis points as compared with the same period in 2007, primarily as a result of leverage from increased sales.

Net Earnings from Affiliates

	2009	2008	2007
	(Amounts in millions)

Net earnings from affiliates	$15.8	$17.0	$18.7

Net earnings from affiliates represents our net income from investments in seven joint ventures (one located in each of China, Japan, South Korea, Saudi Arabia and the United Arab Emirates and two located in India) that are accounted for using the equity method of accounting. Net earnings from affiliates in 2009 decreased by $1.2 million as compared with 2008, primarily attributable to our FCD joint venture in India and the impact of the consolidation of Niigata in the first quarter of 2008 when we purchased the remaining 50% interest. Net earnings from affiliates in 2008 decreased by $1.7 million as compared with 2007, primarily attributable to the impact of the consolidation of Niigata in the first quarter of 2008 when we purchased the remaining 50% interest.

Operating Income

	2009	2008	2007
	(Amounts in millions)

Operating income	$629.5	$615.7	$411.9
Operating income as a percentage of sales	14.4%	13.8%	10.9%

Operating income in 2009 increased by $13.8 million, or 2.2%, as compared with 2008. The increase includes the effect of approximately $68.1 million in charges from our Realignment Programs in 2009, mostly offset by savings realized from our Initial Realignment Program. The increase includes negative currency effects of approximately $48 million. The overall net increase was primarily a result of the $47.1 million decrease in SG&A, partially offset by the $32.2 million decrease in gross profit, discussed above.

Operating income in 2008 increased by $203.8 million, or 49.5%, as compared with 2007. The increase included currency benefits of approximately $20 million. The increase was primarily a result of the $332.6 million increase in gross profit, partially offset by the $127.1 million increase in SG&A, discussed above.

Interest Expense and Interest Income

	2009	2008	2007
	(Amounts in millions)

Interest expense	$(40.0)	$(51.3)	$(60.1)
Interest income	3.2	8.4	4.3

Interest expense decreased by $11.3 million in 2009 as compared with 2008, primarily as a result of decreased interest rates. Interest expense in 2008 decreased by $8.8 million as compared with 2007, primarily as a result of lower average outstanding debt and decreased interest rates. At December 31, 2009 approximately 71% of our debt was at fixed rates, including the effects of $385.0 million of notional interest rate swaps.

Interest income in 2009 decreased by $5.2 million as compared with 2008 due to decreased interest rates. Interest income in 2008 increased by $4.1 million as compared with 2007 due primarily to a higher average cash balance.

Other (Expense) Income, net

	2009	2008	2007
	(Amounts in millions)

Other (expense) income, net	$(8.0)	$20.2	$5.9

Other (expense) income, net in 2009 decreased to net other expense of $8.0 million, as compared with net other income of $20.2 million in 2008, primarily due to a $13.5 million increase in net losses arising from transactions in currencies other than our sites’ functional currencies, an $11.0 million decrease in net gains on forward exchange contracts (primarily the Euro and British Pound) and $2.8 million gain in 2008 on the bargain purchase of the remaining 50% interest in Niigata, as discussed in Note 3 to our consolidated financial statements included in Item 8 of this Annual Report, that did not recur.

Other (expense) income, net in 2008 increased by $14.3 million to net other income of $20.2 million as compared with 2007. This increase was primarily due to a $9.2 million increase in net gains on forward exchange contracts and a $1.1 million increase in net gains on transactions denominated in currencies other than our functional currencies, as well as the $2.8 million gain on the bargain purchase of the remaining 50% interest in Niigata, as discussed in Note 3 to our consolidated financial statements included in Item 8 of this Annual Report, as well as other individually immaterial items.

Tax Expense and Tax Rate

	2009	2008	2007
	(Amounts in millions)

Provision for income taxes	$156.5	$147.7	$104.3
Effective tax rate	26.8%	24.9%	28.8%

The 2009 effective tax rate differed from the federal statutory rate of 35% primarily due to the net impact of foreign operations, which includes the impacts of lower foreign tax rates and changes in our reserves established for uncertain tax positions.

The 2008 effective tax rate differed from the federal statutory rate of 35% primarily due to the net impact of foreign operations, which includes the impacts of lower foreign tax rates, changes in our reserves established for uncertain tax positions, benefits arising from our permanent reinvestment in foreign subsidiaries, changes in valuation allowance estimates and a favorable tax ruling in Luxembourg. The net impact of discrete items included in the discussion above was approximately $22 million, which lowered the effective tax rate by approximately 3.7%.

The 2007 effective tax rate differed from the federal statutory rate of 35% primarily due to the net impact of foreign operations and changes in valuation allowance estimates, as well as changes in tax law and net favorable results from various tax audits, partially offset by additional reserves established for uncertain tax positions pursuant to our adoption of Accounting Standards Codification (“ASC”) 740, “Income Taxes.” See additional discussion of uncertain tax positions in Note 17 to our consolidated financial statements included in Item 8 of this Annual Report.

We have operations in Asian countries that provide various tax incentives. During 2004, we received a 5-year, 10% tax rate in Singapore for income in excess of a prescribed base amount generated from certain regional headquarter activities, subject to certain employment and investment requirements. In 2008, the 10% tax rate in Singapore was extended through 2011. In India, we were granted 100% tax exemptions for profits derived from export sales and certain manufacturing operations in prescribed areas for a period of 10 years. The exemption for profits derived from export sales will expire in 2011, and the manufacturing operations exemption expired in 2007.

On May 17, 2006, the Tax Increase Prevention and Reconciliation Act of 2005 was signed into law, creating an exclusion from U.S. taxable income for certain types of foreign related party payments of dividends, interest, rents and royalties that, prior to 2006, have been subject to U.S. taxation. This exclusion was effective for the years 2006 through 2009, and applied to certain of our related party payments.

Our effective tax rate is based upon current earnings and estimates of future taxable earnings for each domestic and international location. Changes in any of these and other factors, including our ability to utilize foreign tax credits and net operating losses or results from tax audits, could impact the tax rate in future periods. As of December 31, 2009 we have foreign tax credits of $9.8 million, expiring in 2018 through 2019 against which we recorded $0.4 million in valuation allowances. Additionally, we have recorded other U.S. net deferred tax assets of $97.7 million, which relate to net operating losses, tax credits and other deductible temporary differences that are available to reduce taxable income in future periods, most of which do not have a definite expiration. Should we not be able to utilize all or a portion of these credits and losses, our effective tax rate would be negatively impacted.

Net Earnings and Earnings Per Share

	2009	2008	2007
	(Amounts in millions, except per share amounts)

Net earnings of Flowserve Corporation	$427.9	$442.4	$255.8
Net earnings per share — diluted	7.59	7.71	4.44
Average diluted shares	56.4	57.4	57.6

Net earnings in 2009 decreased by $14.5 million to $427.9 million, or $7.59 per diluted share, as compared with 2008. The decrease was primarily attributable to the $28.2 million increase in other expense and an $8.8 million increase in tax expense, partially offset by the $13.8 million increase in operating income and an $11.3 million decrease in interest expense, as discussed above.

Net earnings in 2008 increased by $186.6 million to $442.4 million, or $7.71 per diluted share, as compared with 2007. The increase was primarily attributable to the $203.8 million increase in operating income, partially offset by the $43.4 million increase in tax expense, as discussed above.

Other Comprehensive Income (Expense)

	2009	2008	2007
	(Amounts in millions)

Other comprehensive income (expense)	$63.0	$(190.8)	$70.4

Other comprehensive income (expense) in 2009 increased by $253.8 million to income of $63.0 million as compared with 2008. The increase was due primarily to the weakening of the U.S. dollar exchange rate versus the Euro at December 31, 2009 as compared with December 31, 2008, as well as a decrease in pension and other postretirement expense, due primarily to events in 2008 that did not recur. and an increase in results from interest rate hedging activity.

Other comprehensive (expense) income in 2008 decreased by $261.2 million to expense of $190.8 million as compared with 2007. This was primarily due to the strengthening of the U.S. dollar exchange rate versus the Euro and the British Pound at December 31, 2008 as compared with December 31, 2007, as well as a decrease in pension and other postretirement income, which primarily reflects actuarial net losses resulting from returns on plan assets that were lower than anticipated.

Business Segments

Through December 31, 2009, we conducted our business through three business segments that represent our major product areas. We evaluate segment performance and allocate resources based on each segment’s operating income. See Note 18 to our consolidated financial statements included in Item 8 of this Annual Report for further discussion of our segments. The key operating results for our three business segments, FPD, FCD and FSD, are discussed below.

Flowserve Pump Division Segment Results

Through FPD, we design, manufacture, distribute and service engineered and industrial pumps and pump systems and submersible motors (collectively referred to as “original equipment”). FPD also manufactures replacement parts and related equipment, and provides a full array of support services (collectively referred to as “aftermarket”). FPD has 30 manufacturing facilities worldwide, 13 of which are located in Europe, seven in North America, six in Asia and four in Latin America. FPD also has 78 service centers, including those co-located in a manufacturing facility, in 30 countries. We operate primarily in the oil and gas, chemical and power generation industries.

	Flowserve Pump Division
	2009	2008	2007
	(Amounts in millions)

Bookings	$2,207.6	$3,040.3	$2,551.4
Sales	2,649.6	2,514.8	2,095.4
Gross profit	840.6	786.0	596.6
Gross profit margin	31.7%	31.3%	28.5%
Segment operating income	441.6	391.6	274.8
Segment operating income as a percentage of sales	16.7%	15.6%	13.1%
Backlog (at period end)	1,823.5	2,253.1	1,775.3

Bookings in 2009 decreased by $832.7 million, or 27.4%, as compared with 2008. The decrease includes negative currency effects of approximately $142 million. The decrease in bookings reflects lower demand and customer-driven large project delays due to a significant decrease in the rate of general global economic growth as compared with 2008. The decrease consists of declines in original equipment bookings on major projects, which was driven by declines in the oil and gas, general, water management and chemical industries, and includes the impacts of $110.9 million in thruster orders and the $85 million order to supply a variety of pumps to build the Abu Dhabi Crude Oil Pipeline, which were booked in 2008 and did not recur. Bookings in EMA, North America and Latin America decreased $516.4 million (including negative currency effects of approximately $89 million), $283.0 million and $122.4 million (including negative currency effects of approximately $35 million), respectively. Of the $2.2 billion of bookings in 2009, approximately 43% were from oil and gas, 23% from power generation, 10% from water management, 8% from chemical and 16% from general industries.

Bookings in 2008 increased by $488.9 million, or 19.2%, as compared with 2007. The increase included currency benefits of approximately $115 million. The increase was attributable to EMA, North America and Asia Pacific, which increased $251.1 million (including currency benefits of approximately $106 million), $109.3 million and $109.2 million (including currency benefits of approximately $14 million), respectively. Bookings for original equipment and aftermarket increased approximately 20% and 16%, respectively. Original equipment bookings were driven by the oil and gas, power generation, water management and general industries. Niigata provided an increase of $68.5 million to total bookings and represented approximately 14% of the total bookings increase. The bookings increase also includes an order of approximately $85 million to supply a variety of pumps to build the Abu Dhabi Crude Oil Pipeline. These pumps will largely be supplied from our European operations and are scheduled to ship in 2010. Of the $3.0 billion in total bookings in 2008, approximately 49% were from oil and gas, 16% from power generation, 9% from water management, 8% from chemical and 18% from general industries.

Sales in 2009 increased by $134.8 million, or 5.4%, as compared with 2008. The increase includes negative currency effects of approximately $127 million. The increase was driven by shipments of original equipment large project orders that were booked in 2008 when the oil and gas and power generation industries were stronger and prices were more favorable, which contributed to the increase of approximately 10% in original equipment sales in 2009 as compared with 2008. EMA, Asia Pacific and Latin America increased $119.0 million (including negative currency effects of approximately $87 million), $39.5 million (including negative currency effects of approximately $4 million) and $23.0 million (including negative currency effects of approximately $33 million), respectively. These increases were partially offset by a decrease in North America of $40.8 million, which was attributable to a decline in aftermarket sales, primarily in the chemical and general industries.

Sales in 2008 increased by $419.4 million, or 20.0%, as compared with 2007. The increase included currency benefits of approximately $67 million. The increase is primarily attributable to EMA, Asia Pacific and Latin America, which increased $212.9 million (including currency benefits of approximately $51 million), $91.9 million (including currency benefits of approximately $15 million) and $28.6 million (currency had a negligible impact), respectively. Original equipment sales increased by approximately 22%, while aftermarket sales grew by approximately 17% compared to 2007. As noted above, the strong growth in our served markets over the past two years, predominantly oil and gas and power generation, have been the key drivers of the increases in sales in 2008. The increase in sales was also attributable to increased throughput resulting from capacity expansion, price increases initiated in 2007 and sales of $87.0 million provided by Niigata.

Gross profit in 2009 increased by $54.6 million, or 6.9%, as compared with 2008. The increase includes the effect of $23.7 million in charges resulting from our Realignment Programs in 2009. Gross profit margin in 2009 of 31.7% increased from 31.3% in 2008. Increases provided by improved pricing on original equipment orders shipped in 2009 that were booked in late 2007 and early 2008, supply chain initiatives, operating efficiency improvements and savings realized from our Initial Realignment Program were partially offset by a sales mix shift toward original equipment. Original equipment generally carries a lower margin than aftermarket. As a result of the sales mix shift, original equipment sales increased to approximately 64% of total sales, as compared with approximately 61% of total sales in 2008. Gross profit margin was also favorably impacted by an increase in sales in 2009 of specialty pumps, which have a higher margin, as compared with 2008.

Gross profit in 2008 increased by $189.4 million, or 31.7%, as compared with 2007 and includes gross profit attributable to Niigata of $20.9 million. Gross profit margin in 2008 of 31.3% increased from 28.5% in 2007. This increase was primarily due to improved original equipment pricing implemented in 2007, increased throughput and increased sales, which favorably impact our absorption of fixed manufacturing costs, and reduced warranty costs as a percentage of sales, as well as the impact of CIP initiatives. Additionally, gross profit margin was favorably impacted by specialty pumps, which had a higher margin. Partially offsetting these improvements was the significant growth in original equipment sales. While both original equipment and aftermarket sales increased, original equipment growth exceeded that of aftermarket growth during 2008. As a result, original equipment sales increased to approximately 61% of total sales as compared with approximately 60% of total sales in 2007. Original equipment generally carries a lower margin than aftermarket.

Operating income in 2009 increased by $50.0 million, or 12.8%, as compared with 2008. Operating income includes the effect of $33.0 million in charges resulting from our Realignment Programs in 2009. The increase includes negative currency effects of approximately $31 million. The increase was due primarily to increased gross profit of $54.6 million, which includes the effect of savings realized from our Initial Realignment Program, as discussed above, partially offset by an increase in SG&A. The increase in SG&A is attributable to charges resulting from our Realignment Programs, partially offset by strict cost control actions, a $4.4 million benefit from the adjustment of contingent consideration related to the acquisition of Calder AG (see Note 3 to our consolidated financial statements included in Item 8 of this Annual Report) and savings realized from our Initial Realignment Program.

Operating income in 2008 increased by $116.8 million, or 42.5%, as compared with 2007. The increase included currency benefits of approximately $11 million. The increase was due primarily to increased gross profit of $189.4 million, partially offset by a $69.5 million increase in SG&A (including negative currency effects of approximately $10 million) primarily related to a $24.9 million increase in selling and marketing-related expense in support of increased bookings and sales and overall business growth. The increase was also attributable to an $18.9 million increase in other employees’ costs due to annual and long-term incentive compensation plans, including equity compensation, arising from improved performance and a higher stock price as of the date of grant and annual merit increases and $9.8 million of SG&A incurred by Niigata. Operating margin improved 250 basis points as compared with 2007 due primarily to the increase in gross profit margin of 280 basis points.

Backlog of $1.8 billion at December 31, 2009 decreased by $429.6 million, or 19.1%, as compared to December 31, 2008. Currency effects provided an increase of approximately $74 million. The overall net decrease includes the impact of cancellations of $39.0 million of orders booked during the prior year. The acquisition of Calder AG resulted in a $6.2 million increase in backlog. Backlog of $2.3 billion at December 31, 2008 increased by $477.8 million, or 26.9%, as compared to December 31, 2007. Currency effects provided a decrease of approximately $149 million.

Flow Control Division Segment Results

Our second largest business segment is FCD, which designs, manufactures and distributes a broad portfolio of engineered-to-order and configure-to-order isolation valves, control valves, valve automation products, boiler controls and related services. FCD leverages its experience and application know-how by offering a complete menu of engineered services to complement its expansive product portfolio. FCD has a total of 47 manufacturing facilities and QRCs in 22 countries around the world, with only five of its 19 manufacturing operations located in the U.S. Based on independent industry sources, we believe that we are the third largest industrial valve supplier on a global basis.

	Flow Control Division
	2009	2008	2007
	(Amounts in millions)

Bookings	$1,198.3	$1,486.4	$1,245.7
Sales	1,203.2	1,381.7	1,163.2
Gross profit	445.2	497.7	405.8
Gross profit margin	37.0%	36.0%	34.9%
Segment operating income	204.1	218.7	163.8
Segment operating income as a percentage of sales	17.0%	15.8%	14.1%
Backlog (at period end)	485.3	482.9	414.8

Bookings in 2009 decreased by $288.1 million, or 19.4%, as compared with 2008. The decrease includes negative currency effects of approximately $53 million. The decrease in bookings is primarily attributable to Europe and North America, which decreased approximately $135 million and $70 million, respectively, driven by an overall decrease in orders from distributors and the chemical industry, as well as customer-driven delays in large projects in the oil and gas market. The decline in orders from distributors in Europe was driven by a decrease in general industries due to uncertainty surrounding global economic conditions. The decline in orders from distributors in North America was due to inventory destocking, but has recently exhibited evidence of stabilization. The chemical industry represents the largest global market decline, especially in Europe and North America, while oil and gas bookings declined due to customer-driven large project delays. Bookings in Asia Pacific decreased approximately $40 million, attributable to customer-driven delays on large projects in the chemical industry, and bookings in Latin America decreased approximately $26 million due to large pulp and paper projects in the first quarter of 2008 that did not recur. These decreases were partially offset by an increase in nuclear power orders, which included orders recorded in the third quarter of 2009 of more than $45 million to supply valves to four Westinghouse Electric Co. nuclear power units in North America, new project bookings in the emerging solar market, reflecting future growth opportunities, growth in the Middle East through expansion of QRC and joint venture activities and increased aftermarket repair and replacement orders. Of the $1.2 billion of bookings in 2009, approximately 29% were from chemical, 28% from general industries, 23% from power generation and 20% from oil and gas.

Bookings in 2008 increased by $240.7 million, or 19.3%, as compared with 2007. The increase included currency benefits of approximately $51 million. The growth in bookings was primarily attributable to strength in

Europe and Asia Pacific, which increased approximately $79 million and $89 million, respectively. These regions continued to be a focus for growth opportunities. North America and Latin America combined increased approximately $54 million. Key growth areas included chemicals and nuclear power generation. Of the $1.5 billion of bookings in 2008, approximately 34% were from chemical, 31% from general industries, 18% from oil and gas and 17% from power generation.

Sales in 2009 decreased by $178.5 million, or 12.9%, as compared with 2008. This decrease includes negative currency effects of approximately $56 million. Sales in Europe and North America decreased approximately $91 million and $56 million, respectively, driven by an overall decline in sales to distributors and the chemical industry, as well as customer-driven delays in large projects in the oil and gas industry. Due to the short lead-time for our products, the drivers of the decline in sales are consistent with the drivers of the decline in bookings discussed above.

Sales in 2008 increased by $218.5 million, or 18.8%, as compared with 2007. This increase included currency benefits of approximately $34 million. Asia Pacific, which increased approximately $64 million, continued to show substantial sales growth in the chemical market, especially in China. Sales across our markets in Europe demonstrated growth of approximately $48 million. North American sales also produced growth of approximately $42 million. Oil and gas market sales reflected steady increases in all regions, especially in Europe and the Middle East. Latin America sales increased approximately $34 million, which was due primarily to growth in the pulp and paper market, which was not expected to continue in the near term.

Gross profit in 2009 decreased by $52.5 million, or 10.5%, as compared with 2008. The decrease includes the effect of $7.5 million in charges resulting from our Realignment Programs in 2009. Gross profit margin in 2009 of 37.0% increased from 36.0% for 2008. The increase in gross profit margin is attributable to improved pricing on large projects booked in 2008 that shipped in 2009, increased aftermarket repair and replacement business, materials cost savings, various CIP initiatives, improved utilization of low cost regions, volume-related cost control actions and savings realized from our Initial Realignment Program. These improvements were partially offset by pricing pressure and the negative impact of decreased sales on absorption of fixed manufacturing costs.

Gross profit in 2008 increased by $91.9 million, or 22.6%, as compared with 2007. Gross profit margin in 2008 of 36.0% increased from 34.9% in 2007. The increase reflected higher sales levels, which favorably impacted our absorption of fixed manufacturing costs. Price increases, CIP, materials saving initiatives, investment in new products and increased absorption continued to drive margin improvement and offset the inflationary impact of our raw materials. The impact of metal price increases and transportation fuel surcharges were minimized through supply chain initiatives.

Operating income in 2009 decreased by $14.6 million, or 6.7% as compared with 2008. The decrease includes the effect of $11.5 million in charges resulting from our Realignment Programs in 2009. The decrease includes negative currency effects of approximately $10 million. The decrease is attributable to the $52.5 million decrease in gross profit, which includes the effect of savings realized from our Initial Realignment Program, partially offset by a $41.2 million decrease in SG&A. Reduced SG&A was attributable to decreased selling and marketing-related expenses, strict cost control actions, $5.0 million in cash recoveries of bad debts reserved in 2008 and savings realized from our Initial Realignment Program in 2009.

Operating income in 2008 increased by $54.9 million, or 33.5%, as compared with 2007. This increase included currency benefits of approximately $6 million. The increase was primarily attributable to the $91.9 million improvement in gross profit, offset in part by higher SG&A, which increased $38.3 million (including negative currency effects of approximately $7 million). Increased SG&A is primarily due to $17.3 million in higher selling and marketing costs and $4.9 million in increased R&D costs, as well as a $7.3 million bad debt expense related to two customers. Partially offsetting these cost increases was the reversal of a net $2.3 million accrual due to a contract settlement and a $1.2 million increase in net earnings from affiliates generated by our joint venture in India, which was driven by growth in the oil and gas markets in the Middle East. SG&A as a percentage of sales improved 60 basis points, primarily attributable to leverage from increased sales.

Backlog of $485.3 million at December 31, 2009 was comparable to December 31, 2008. Currency effects provided an increase of approximately $9 million. Backlog of $482.9 million at December 31, 2008 increased by

$68.1 million, or 16.4%, as compared to December 31, 2007. Currency effects provided a decrease of approximately $21 million.

Flow Solutions Division Segment Results

Through FSD, we engineer, manufacture and sell mechanical seals, auxiliary systems and parts, and provide related services, principally to process industries and general industrial markets, with similar products sold internally in support of FPD. FSD has added to its global operations and has ten manufacturing operations, four of which are located in the U.S. FSD operates 80 QRCs worldwide (including six that are co-located in a manufacturing facility), including 24 sites in North America, 20 in EMA, 19 in Latin America and 17 in Asia. Our ability to rapidly deliver mechanical sealing technology through global engineering tools, locally sited QRCs and on-site engineers represents a significant competitive advantage. This business model has enabled FSD to establish a large number of alliances with multi-national customers. Based on independent industry sources, we believe that we are the second largest mechanical seal supplier in the world.

	Flow Solutions Division
	2009	2008	2007
	(Amounts in millions)

Bookings	$553.9	$668.8	$592.5
Sales	579.2	653.7	564.5
Gross profit	264.8	299.1	252.6
Gross profit margin	45.7%	45.8%	44.7%
Segment operating income	102.7	129.2	112.7
Segment operating income as a percentage of sales	17.7%	19.8%	20.0%
Backlog (at period end)	96.4	118.2	109.4

Bookings in 2009 decreased by $114.9 million, or 17.2%, as compared with 2008. This decrease includes negative currency effects of approximately $21 million. The decrease in bookings reflects lower demand and customer-driven project delays due to a significant decrease in the rate of general global economic growth as compared with 2008. A $106.0 million decrease in customer bookings was due primarily to decreases in both project and aftermarket bookings. An $8.9 million decrease in interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) also contributed to the decrease. The decrease in customer bookings of original equipment and aftermarket was primarily attributable to North America, driven by the oil and gas, chemical and general industries, as well as decreases in the oil and gas and general industries across all other regions. Of the $489.3 million of customer bookings in 2009, approximately 42% were from oil and gas, 31% from chemical and 27% from general industries.

Bookings in 2008 increased by $76.3 million, or 12.9%, as compared with 2007. This increase included currency benefits of approximately $15 million. A $65.4 million increase in customer bookings was due primarily to increased original equipment bookings in EMA, North America and Latin America, as well as increased aftermarket bookings in Latin America, North America and Asia Pacific. A $10.9 million increase in interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) also contributed to the increase. Of the $595.8 million of customer bookings in 2008, approximately 45% were from oil and gas, 24% from chemical and 31% from general industries.

Sales in 2009 decreased by $74.5 million, or 11.4%, as compared with 2008. The decrease includes negative currency effects of approximately $24 million. The decrease in sales reflects lower demand and project delays due to a significant decrease in the rate of general global economic growth as compared with 2008. The decrease was driven by declines in customer sales of both original equipment and aftermarket in all regions, as well as a $12.0 million decrease in interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above). The decrease in customer sales of original equipment and aftermarket was primarily attributable to North America, driven by the oil and gas, chemical and general industries, as well as decreases in the oil and gas and general industries across all other regions.

Sales in 2008 increased by $89.2 million, or 15.8%, as compared with 2007. The increase included currency benefits of approximately $12 million. A $74.0 million increase in customer sales was primarily attributable to increased original equipment sales in EMA, North America and Latin America, as well as to increased aftermarket sales in North America, Latin America and Asia Pacific. A $15.2 million increase in interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) also contributed to the increase.

Gross profit in 2009 decreased by $34.3 million, or 11.5%, as compared with 2008. The decrease includes the effect of $9.5 million in charges resulting from our Realignment Programs in 2009. Gross profit margin in 2009 of 45.7% was comparable with 2008. A sales mix shift toward more profitable aftermarket sales and savings realized from our Initial Realignment Program, strict cost control actions and increased utilization of low cost regions were offset by the impact of decreased sales, which negatively impacts our absorption of fixed manufacturing costs.

Gross profit in 2008 increased by $46.5 million, or 18.4%, as compared with 2007. Gross profit margin in 2008 of 45.8% increased from 44.7% in 2007. The improvements reflected the increase in sales, which favorably impacted our absorption of fixed manufacturing costs, as well as the impact of cost savings initiatives throughout the year. These improvements were partially offset by a sales mix shift to original equipment business in North America and EMA. Increases in materials costs were largely offset through supply chain management efforts and price increases in mid-2007 and early 2008.

Operating income in 2009 decreased by $26.5 million, or 20.5%, as compared with 2008. The decrease includes the effect of $20.6 million in charges resulting from our Realignment Programs. The decrease includes negative currency effects of approximately $8 million. The decrease is due to the $34.3 million decrease in gross profit discussed above, partially offset by a $7.3 million decrease in SG&A. The decrease in SG&A was due to strict cost control actions in 2009 and savings realized from our Initial Realignment Program in 2009.

Operating income in 2008 increased by $16.5 million, or 14.6%, as compared with 2007. The increase included currency benefits of approximately $3 million. The improvement in 2008 reflected the $46.5 million increase in gross profit discussed above, partially offset by a $29.8 million increase in SG&A (including negative currency effects of approximately $4 million) due primarily to a $15.5 million increase related to sales and engineering and related expenses and approximately $1 million of realignment costs, as well as to increased infrastructure costs to support the global growth of our business. SG&A as a percentage of sales in 2008 increased 110 basis points as compared with 2007, resulting from investment in our global selling footprint and engineering support in anticipation of future sales.

Backlog of $96.4 million at December 31, 2009 decreased by $21.8 million, or 18.4%, as compared to December 31, 2008. Currency provided an increase of approximately $4 million. Backlog at December 31, 2009 includes $22.8. million of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above). Backlog of $118.2 million at December 31, 2008 increased by $8.8 million, or 8.0%, as compared with 2007. Currency effects provided a decrease of approximately $5 million. Backlog at December 31, 2008 included $18.6 million of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Analysis

	2009	2008	2007
	(Amounts in millions)

Net cash flows provided by operating activities	$431.3	$408.8	$417.7
Net cash flows used by investing activities	(138.6)	(119.6)	(77.9)
Net cash flows used by financing activities	(107.1)	(185.5)	(50.1)

Existing cash generated by operations and borrowings available under our existing revolving line of credit are our primary sources of short-term liquidity. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our total cash balance at December 31, 2009 was $654.3 million, compared with $472.1 million at December 31, 2008 and $373.2 million at December 31, 2007.

Working capital increased in 2009 due primarily to lower accrued liabilities of $106.8 million resulting primarily from reductions in accruals for long-term and broad-based annual incentive program payments and reductions in advanced cash received from customers and lower accounts payable of $104.7 million. These decreases were partially offset by lower inventory of $74.7 million and lower accounts receivable of $50.7 million. During 2009, we contributed $83.1 million to our U.S. pension plan. Working capital increased in 2008 due primarily to higher inventory of $195.5 million, especially project-related inventory required to support future shipments of products in backlog, and higher accounts receivable of $195.1 million, resulting primarily from higher sales and a $63.9 million reduction in factored receivables resulting from the discontinuation of our factoring program in early 2008. During 2008, we contributed $50.8 million to our U.S. pension plan.

Our goal for days’ sales receivables outstanding (“DSO”) is 60 days. For the fourth quarter of 2009, we achieved a DSO of 59 days as compared with 62 days for the same period in 2008. For reference purposes based on 2009 sales, a DSO improvement of one day could provide approximately $13 million in cash. Decreases in inventory provided $74.7 million of cash flow for 2009 compared with a use of cash of $195.5 million and $101.8 million in 2008 and 2007, respectively. Inventory turns were 4.0 times at December 31, 2009, compared with 3.6 times at December 31, 2008 and 4.4 times at December 31, 2007. For reference purposes based on 2009 data, an improvement of one turn could yield approximately $160 million in cash.

Cash outflows for investing activities were $138.6 million, $119.6 million and $77.9 million in 2009, 2008 and 2007, respectively, due primarily to capital expenditures. Cash outflows for 2009 also include $30.8 million for the acquisition of Calder AG, as discussed below in “Acquisitions and Dispositions.” Capital expenditures during 2009 were $108.4 million, a decrease of $18.5 million as compared with 2008. Our capital expenditures have been focused on capacity expansion, including expansion of our QRC network, nuclear capabilities and low-cost sourcing; enterprise resource planning application upgrades; information technology infrastructure; and cost reduction opportunities.

Cash outflows for financing activities were $107.1 million in 2009 compared with $185.5 million in 2008 and $50.1 million in 2007. Cash outflows during 2009 resulted primarily from the payment of $59.2 million in dividends and $40.9 million for the repurchase of common shares. Cash outflows during 2008 resulted primarily from the repurchase of common shares for $165.0 million and the payment of $51.5 million of dividends.

On February 23, 2009, our Board of Directors authorized an increase in the payment of quarterly dividends on our common stock from $0.25 per share to $0.27 per share payable quarterly beginning on April 8, 2009. On February 22, 2010, our Board of Directors authorized an increase in the payment of quarterly dividends on our common stock from $0.27 per share to $0.29 per share payable quarterly beginning on April 7, 2010. Generally, our dividend date-of-record is in the last month of the quarter, and the dividend is paid the following month. Any subsequent dividends will be reviewed by our Board of Directors on a quarterly basis and declared at its discretion dependent on its assessment of our financial situation and business outlook at the applicable time.

On February 26, 2008, our Board of Directors approved a program to repurchase up to $300.0 million of our outstanding common stock, and the program commenced in the second quarter of 2008. The share repurchase program does not have an expiration date, and we reserve the right to limit or terminate the repurchase program at any time without notice. We repurchased 544,500 and 1,741,100 shares for $40.9 million and $165.0 million during 2009 and 2008, respectively. To date, we have repurchased a total of 2,285,600 shares for $205.9 million under this program.

Our cash needs for the next 12 months are expected to be slightly lower as compared with 2009, resulting from decreases in pension contributions and incentive compensation payments, partially offset by a small anticipated increase in capital expenditures and an increase in cash dividends. We believe cash flows from operating activities, combined with availability under our revolving line of credit and our existing cash balances, will be sufficient to enable us to meet our cash flow needs for the next 12 months. However, cash flows from operations could be adversely affected by the decrease in the rate of general global economic growth, as well as economic, political and other risks associated with sales of our products, operational factors, competition, regulatory actions, fluctuations in foreign currency exchange rates and fluctuations in interest rates, among other factors. We believe that cash flows from operating activities and our expectation of continuing availability to draw upon our revolving credit agreements are also sufficient to meet our cash flow needs for periods beyond the next 12 months.

Payments for Acquisitions

We regularly evaluate acquisition opportunities of various sizes. The cost and terms of any financing to be raised in conjunction with any acquisition, including our ability to raise economical capital, is a critical consideration in any such evaluation.

As discussed in Note 3 to our consolidated financial statements included in Item 8 of this Annual Report, effective April 21, 2009, FPD acquired Calder AG, a private Swiss company and a supplier of energy recovery technology for use in the global desalination market, for up to $44.1 million, net of cash acquired. Of the total purchase price, $28.4 million was paid at closing and $2.4 million was paid after the working capital valuation was completed in early July 2009. During 2008, we acquired the remaining 50% interest in Niigata, effective March 1, 2008, for $2.4 million in cash. During 2007, we completed one small acquisition for $2.3 million.

Financing

Debt, including capital lease obligations, consisted of:

	December 31,
	2009	2008
	(Amounts in thousands)

Term Loan, interest rate of 1.81% and 2.99% at December 31,2009 and 2008, respectively	$544,016	$549,697
Capital lease obligations and other borrowings	22,712	23,651

Debt and capital lease obligations	566,728	573,348
Less amounts due within one year	27,355	27,731

Total debt due after one year	$539,373	$545,617

Credit Facilities

Our credit facilities, as amended, are comprised of a $600.0 million secured term loan maturing on August 10, 2012 and a $400.0 million revolving line of credit, which can be utilized to provide up to $300.0 million in letters of credit, expiring on August 10, 2012. We refer to these credit facilities collectively as our “Credit Facilities.” At both December 31, 2009 and 2008, we had no amounts outstanding under the revolving line of credit. We had outstanding letters of credit of $123.1 million and $104.2 million at December 31, 2009 and 2008, respectively, which reduced our borrowing capacity to $276.9 million and $295.8 million, respectively.

Borrowings under our Credit Facilities bear interest at a rate equal to, at our option, either (1) the base rate (which is based on greater of the prime rate most recently announced by the administrative agent under our Credit Facilities or the Federal Funds rate plus 0.50%) or (2) London Interbank Offered Rate (“LIBOR”) plus an applicable margin determined by reference to the ratio of our total debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), which as of December 31, 2009 was 0.875% and 1.50% for borrowings under our revolving line of credit and term loan, respectively. In connection with our Credit Facilities, we have entered into $385.0 million of notional amount interest rate swaps at December 31, 2009 to hedge exposure of floating interest rates. See Note 12 to our consolidated financial statements included in Item 8 of this Annual Report for additional information on our Credit Facilities.

European Letter of Credit Facilities

Our ability to issue additional letters of credit under our previous European Letter of Credit Facility (“Old European LOC Facility”), which had a commitment of €110.0 million, expired November 9, 2009. We paid annual and fronting fees of 0.875% and 0.10%, respectively, for letters of credit written against the Old European LOC Facility. We had outstanding letters of credit written against the Old European LOC Facility of €77.9 million ($111.5 million) and €104.0 million ($145.2 million) as of December 31, 2009 and 2008, respectively.

On October 30, 2009, we entered into a new 364-day unsecured European Letter of Credit Facility (“New European LOC Facility”) with an initial commitment of €125.0 million. The New European LOC Facility is renewable annually and, consistent with the Old European LOC Facility, is used for contingent obligations in respect of surety and performance bonds, bank guarantees and similar obligations with maturities up to five years. We pay fees of 1.35% and 0.40% for utilized and unutilized capacity, respectively, under our New European LOC Facility. We had outstanding letters of credit drawn on the New European LOC Facility of €2.8 million ($4.0 million) as of December 31, 2009.

Certain banks are parties to both facilities and are managing their exposures on an aggregated basis. As such, the commitment under the New European LOC Facility is reduced by the face amount of existing letters of credit written against the Old European LOC Facility prior to its expiration. These existing letters of credit will remain outstanding, and accordingly offset the €125.0 million capacity of the New European LOC Facility until their maturity, which, as of December 31, 2009, was approximately two years for the majority of the outstanding existing letters of credit. After consideration of outstanding letters of credit under both facilities, the available capacity under the New European LOC Facility was €69.1 million as of December 31, 2009.

Debt Prepayments and Repayments

We made scheduled repayments under our Credit Facilities of $5.7 million, $5.7 million, and $2.8 million in 2009, 2008 and 2007, respectively. We made no mandatory repayments or optional prepayments in 2009, 2008 or 2007.

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

Our Credit Facilities include events of default customary for these types of credit facilities, including nonpayment of principal or interest, violation of covenants, incorrectness of representations and warranties, cross defaults and cross acceleration, bankruptcy, material judgments, Employee Retirement Income Security Act of 1974, as amended (“ERISA”), events, actual or asserted invalidity of the guarantees or the security documents and certain changes of control of our company. The occurrence of any event of default could result in the acceleration of our and the guarantors’ obligations under the Credit Facilities. We complied with all covenants under our Credit Facilities through December 31, 2009.

Our European letter of credit facilities contain covenants restricting the ability of certain foreign subsidiaries to issue debt, incur liens, sell assets, merge, consolidate, make certain investments, pay dividends, enter into agreements with negative pledge clauses or engage in any business activity other than our existing business. The European letter of credit facilities also incorporate by reference the covenants contained in our Credit Facilities.

Our European letter of credit facilities include events of default usual for these types of letter of credit facilities, including nonpayment of any fee or obligation, violation of covenants, incorrectness of representations and warranties, cross defaults and cross acceleration, bankruptcy, material judgments, ERISA events, actual or asserted invalidity of the guarantees and certain changes of control of our company. The occurrence of any event of default could result in the termination of the commitments and an acceleration of our obligations under the European letter of credit facilities. We complied with all covenants under our European letter of credit facilities through December 31, 2009.

Liquidity Analysis

Our cash balance increased by $182.3 million to $654.3 million as of December 31, 2009 as compared with December 31, 2008. The increase in cash was due primarily to strong cash flow from operations, including working capital changes primarily related to collections of receivables, partially offset by significant cash uses, including approximately $115 million in long-term and broad-based annual incentive program payments related to prior period performance, $108.4 million in capital expenditures, $59.2 million in dividend payments, $83.1 million in contributions to our U.S. pension plan, $40.9 million of share repurchases and the funding of increased working capital requirements, as well as $30.8 million for the acquisition of Calder AG. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions.

Approximately 1% of our term loan is due to mature in 2010 and approximately 25% in 2011. As noted above, our term loan and our revolving line of credit both mature in August 2012. After the effects of $385.0 million of notional interest rate swaps, approximately 71% of our term debt was at fixed rates at December 31, 2009. As of December 31, 2009, we had a borrowing capacity of $276.9 million on our $400.0 million revolving line of credit, and we had available capacity under the New European LOC Facility of €69.1 million. Our revolving line of credit and our European letter of credit facilities are committed and are held by a diversified group of financial institutions.

We contributed $83.1 million to our U.S. pension plan in 2009 to maintain our pension funding at or above the fully-funded threshold prescribed by the ERISA, as amended. We experienced significant declines in the values of our U.S. pension plan assets in 2008 resulting primarily from declines in global equity markets. The decline is being recognized into earnings over the remaining service period. In 2009, we experienced increases in the values of our U.S. pension plan assets. After consideration of the impact of our contributions in 2009, the partial recovery in 2009 of asset value declines in 2008 and our intent to remain fully-funded, we currently anticipate that our contribution to our U.S. pension plan in 2010 will be between $30 million and $40 million, excluding direct benefits paid. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.

Disruptions in financial markets and banking systems experienced in 2008 continue to create difficulties in accessing credit and capital markets, and the costs of newly raised debt have generally increased. Continuing disruptions in the functioning of credit and capital markets, a sluggish global economic recovery or extended slowing of global economic activity could potentially materially impair our and our customers’ ability to access these markets and increase associated costs, as well as our customers’ ability to pay in full and/or on a timely basis. There can be no assurance that we will not be materially adversely affected by these factors, and we continue to monitor and evaluate the implications of these factors on our current business, our customers and suppliers and the state of the global economy.

OUTLOOK FOR 2010

Our future results of operations and other forward-looking statements contained in this Annual Report, including this MD&A, involve a number of risks and uncertainties — in particular, the statements regarding our goals and strategies, new product introductions, plans to cultivate new businesses, future economic conditions, revenue, pricing, gross profit margin and costs, capital spending, depreciation and amortization, research and development expenses, potential impairment of investments, tax rate and pending tax and legal proceedings. Our future results of operations may also be affected by the amount, type and valuation of share-based awards granted, as well as the amount of awards forfeited due to employee turnover. In addition to the various important factors discussed above, a number of other factors could cause actual results to differ materially from our expectations. See the risks described in “Item 1A. Risk Factors” of this Annual Report.

Our bookings decreased 23.9% in 2009 as compared with 2008, and our backlog at December 31, 2009 decreased 16.1% as compared to December 31, 2008, which may drive reduced revenue in 2010 as compared with 2009, excluding currency fluctuations. Because a booking represents a contract that can be modified or canceled, and can include varying lengths between the time of booking and the time of revenue recognition, there is no guarantee that the decrease in bookings will result in a comparable decrease in revenues or otherwise be indicative of future results. Historically, the fourth quarter has been a strong bookings quarter for us. Bookings in the fourth quarter of 2009 were slightly lower than bookings in each of the first, second and third quarters of 2009, reflecting continued customer delays in booking large project orders and our management discipline surrounding pricing. Although we believe that our primary markets continue to provide opportunities, we remain cautious in our outlook for 2010 given the booking levels in the fourth quarter of 2009 and backlog as of December 31, 2009 and the continuing uncertainty of global economic conditions. For additional discussion on our markets and our opportunities therein, see the “Business Overview — Our Markets” section of this MD&A.

We could experience increased external pressures on gross profit margin in 2010 as compared with 2009 and 2008 due to price competition associated with current global economic conditions. Additionally, a shift in our sales mix away from higher margin specialty pumps could negatively impact our margins in 2010 as compared with 2009 and 2008. We expect these gross profit margin pressures to be partially offset by operational improvements, continuation of our end user strategy, the strength of our aftermarket business, selective contract bidding and savings achieved from our Realignment Programs. As part of our previously communicated Realignment Programs, we plan to incur up to $20 million in realignment costs in 2010 as a result of these activities.

All of our borrowings under our Credit Facilities carry a floating rate of interest. As of December 31, 2009, we had $385.0 million of derivative contracts to convert a portion of floating interest rates to fixed interest rates to reduce our exposure to interest rate volatility. As a result of reducing the volatility, we may not fully benefit from a decrease in interest rates. We expect our interest expense in 2010 will be comparable to 2009. However, because a portion of our debt carries a floating rate of interest, the debt is subject to volatility in rates, which could negatively impact interest expense. Our results of operations may also be impacted by unfavorable foreign currency exchange rate movements. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of this Annual Report.

We expect to generate sufficient cash from operations to fund our working capital, capital expenditures, dividend payments, share repurchases, debt payments, pension plan contributions and Realignment Programs in 2010. We seek to improve our working capital utilization, with a particular focus on improving the management of accounts receivable and inventory, and requiring progress payments from customers on long lead time projects. However, the amount of cash generated or consumed by working capital is dependent on our level of revenues, backlog, customer acceptance and other factors. Additionally, tightening in our end markets may limit our ability to require progress payments from customers on new orders. In 2010, our cash flows for investing activities will be focused on strategic initiatives to pursue new markets, geographic expansion, ERP application upgrades, information technology infrastructure and cost reduction opportunities and are expected to be between $110 million and $125 million, before consideration of any acquisition activity. We have $5.7 million in scheduled repayments in 2010 under our Credit Facilities, and we expect to comply with the covenants under our Credit Facilities in 2010. See the “Liquidity and Capital Resources” section of this MD&A for further discussion of our debt covenants.

We currently anticipate that our minimum contribution to our qualified U.S. pension plan will be between $30 million and $40 million, excluding direct benefits paid, in 2010 in order to maintain fully funded status, as defined by the Pension Protection Act, for 2010. We currently anticipate that our contributions to our non-U.S. pension plans will be approximately $10 million in 2010.

Venezuela — On January 8, 2010, the Venezuelan government announced its intention to devalue its currency (Bolivar) and move to a two-tier exchange structure effective January 11, 2010. The official exchange rate is expected to move from 2.15 to 4.30 Bolivars to the U.S. Dollar for non-essential items and to 2.60 Bolivars to the U.S. Dollar for essential items. Additionally, effective January 1, 2010, Venezuela has been designated as hyperinflationary, and as a result, we began to use the U.S. Dollar as our functional currency in Venezuela effective January 1, 2010. In accordance with hyperinflationary accounting, all future currency fluctuations between the Bolivar and the U.S. Dollar will be recorded in our statements of income. Our operations in Venezuela generally consist of a service center that imports equipment and parts from certain of our other locations for re-sale to third parties within Venezuela and performs service and repair activities. Our Venezuelan subsidiary’s sales in 2009 and total assets at December 31, 2009 represented approximately 1% or less of our consolidated sales and total assets for the same periods.

Although approvals by Venezuela’s Commission for the Administration of Foreign Exchange have slowed, we have historically been able to remit dividends and other payments at the official rate, and we currently anticipate doing so in the future. Accordingly, at December 31, 2009, we used the official rate of 2.15 Bolivars to the U.S. Dollar for re-measurement and translation of our Venezuelan financial statements. Our preliminary assessment of the impact of the devaluation is that we will incur an after-tax charge of approximately $14 million in the first quarter of 2010 as a result of re-measuring monetary assets and liabilities using the official rate of 4.30 Bolivars to the U.S. Dollar. We are currently assessing the ongoing impact of the currency devaluation on our Venezuelan operations and imports into the market, including the Venezuelan subsidiary’s ability to remit cash for dividends and other payments at the official rate, the potential ability of our imported products to be classified as essential items and the ability to recover exchange losses, as well as further actions of the Venezuelan government and economic conditions in Venezuela, such as inflation and capital spending. The hyperinflationary designation and currency devaluation had no impact on our financial position or results of operations as of and for the year ended December 31, 2009 included in this Annual Report.

Segment Reorganization — During the first quarter of 2010, we are reorganizing our divisional operations by combining FPD and FSD into the new Flow Solutions Group (“FSG”). We believe the combination of FPD and FSD enables us to continue building a strong customer focus for rotating equipment and related products and services, drive an enhanced customer-facing organization and further leverage best practices and capabilities. We expect the combined strength of FSG to provide greater efficiency for integrated component manufacturing, leverage in global spending and manufacturing resources and improve productivity through the use of common tools and processes to select, design, manufacture, distribute and service our product portfolio. FSG will be divided into two reportable segments based on type of product: Engineered and Industrial. Engineered will include the longer lead-time, highly engineered pump product operations of the former FPD and substantially all of the operations of the former FSD. Industrial will consist of the more standardized, general purpose pump product operations of the former FPD. FCD remains unchanged. This division reorganization had no effect on our reportable segments in 2009 and is not reflected in any of the accompanying financial information included in this Annual Report. Beginning in 2010, our segment reporting will reflect the structure described above, and prior periods will be retrospectively adjusted to conform to our 2010 reportable segment structure presentation.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table presents a summary of our contractual obligations at December 31, 2009:

	Payments Due By Period
				Beyond 5
	Within 1 Year	1-3 Years	3-5 Years	Years	Total
	(Amounts in millions)

Long-term debt	$5.7	$538.3	$—	$—	$544.0
Fixed interest payments(1)	5.5	(0.4)	—	—	5.1
Variable interest payments(2)	10.0	13.2	—	—	23.2
Capital lease obligations	21.7	1.0	—	—	22.7
Operating leases	42.6	64.9	36.0	30.6	174.1
Purchase obligations:(3)
Inventory	538.1	9.1	3.9	0.9	552.0
Non-inventory	47.4	8.1	2.0	—	57.5
Pension and postretirement benefits(4)	50.6	101.0	108.0	294.1	553.7

Total	$721.6	$735.2	$149.9	$325.6	$1,932.3

(1)	Fixed interest payments represent net incremental payments under interest rate swap agreements.

(2)	Variable interest payments under our Credit Facilities were estimated using a base rate of three-month LIBOR as of December 31, 2009.

(3)	Purchase obligations are presented at the face value of the purchase order, excluding the effects of early termination provisions. Actual payments could be less than amounts presented herein.

(4)	Retirement and postretirement benefits represent estimated benefit payments for our U.S. and non-U.S. defined benefit plans and our postretirement medical plan, as more fully described below and in Note 13 to our consolidated financial statements included in this Annual Report.

As of December 31, 2009, the gross liability for uncertain tax positions was $130.2 million. We do not expect a material payment related to these obligations to be made within the next twelve months. We are unable to provide a reasonably reliable estimate of the timing of future payments relating to the uncertain tax positions.

The following table presents a summary of our commercial commitments at December 31, 2009:

	Commitment Expiration By Period
				Beyond 5
	Within 1 Year	1-3 Years	3-5 Years	Years	Total
	(Amounts in millions)

Letters of credit	$398.1	$143.3	$38.4	$4.9	$584.7
Surety bonds	40.0	6.3	2.3	—	48.6

Total	$438.1	$149.6	$40.7	$4.9	$633.3

We expect to satisfy these commitments through performance under our contracts.

PENSION AND POSTRETIREMENT BENEFITS OBLIGATIONS

Our pension plans and postretirement benefit plans are accounted for using actuarial valuations required by ASC 715 “Compensation — Retirement Benefits.” In accounting for retirement plans, management is required to make significant subjective judgments about a number of actuarial assumptions, including discount rates, salary growth, long-term rates of return on plan assets, retirement rates, turnover, health care cost trend rates and mortality rates. Depending on the assumptions and estimates used, the pension and postretirement benefit expense could vary within a range of outcomes and have a material effect on reported earnings. In addition, the assumptions can materially affect benefit obligations and future cash funding.

Plan Descriptions

We and certain of our subsidiaries have defined benefit pension plans and defined contribution plans for regular full-time and part-time employees. Approximately 72% of total defined benefit pension plan assets and approximately 57% of defined benefit pension obligations are related to the U.S. qualified plan as of December 31, 2009. The assets for the U.S. qualified plan are held in a single trust with a common asset allocation. Unless specified otherwise, the references in this section are to all of our U.S. and non-U.S. plans.

Benefits under our defined benefit pension plans are based primarily on participants’ compensation and years of credited service. Assets under our defined benefit pension plans consist primarily of equity and fixed-income securities. At December 31, 2009, the estimated fair market value of U.S. and non-U.S. plan assets for our defined benefit pension plans increased to $427.2 million from $289.0 million at December 31, 2008. Assets were allocated as follows:

	U.S. Plan
Asset category	2009	2008

U.S. Large Cap	39%
U.S. Small Cap	6%
International Large Cap	11%

Equity securities	56%	66%

Long-Term Government / Credit	11%
Intermediate Bond	32%

Fixed income	43%	30%

Multi-strategy hedge fund	1%
Other	0%

Other	1%	4%

	Non-U.S. Plans
Asset category	2009	2008

North American Companies	5%
U.K. Companies	27%
European Companies	8%
Asian Pacific Companies	5%
Global Equity	3%
Emerging Markets	0%

Equity securities	48%	47%

U.K. Government Gilt Index	19%
U.K. Corporate Bond Index	15%
Global Fixed Income Bond	15%

Fixed income	49%	51%

Other	3%	2%

The projected benefit obligation (“Benefit Obligation”) for our defined benefit pension plans was $606.7 million and $532.4 million as of December 31, 2009 and 2008, respectively.

The estimated prior service benefit for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net pension expense in 2010 is $1.2 million. The estimated actuarial net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net pension expense in 2010 is $12.3 million. We amortize estimated prior service benefits and estimated net losses over the remaining expected service period or over the remaining expected lifetime of inactive participants for plans with only inactive participants.

None of our common stock is directly held by these plans.

We sponsor defined benefit postretirement medical plans covering certain current retirees and a limited number of future retirees in the U.S. These plans provide for medical and dental benefits and are administered through insurance companies. We fund the plans as benefits are paid, such that the plans hold no assets in any period presented. Accordingly, we have no investment strategy or targeted allocations for plan assets. The benefits under the plans are not available to new employees or most existing employees.

The Benefit Obligation for our defined benefit postretirement medical plans was $40.2 million and $43.1 million as of December 31, 2009 and 2008, respectively. The estimated prior service benefit for the defined benefit postretirement medical plans that will be amortized from accumulated other comprehensive loss into net pension expense in 2010 is $1.9 million. The estimated actuarial net benefit for the defined benefit postretirement medical plans that will be amortized from accumulated other comprehensive loss into net pension expense in 2010 is $2.3 million. We amortize estimated prior service benefits and estimated net gain over the remaining expected service period.

Accrual Accounting and Significant Assumptions

We account for pension benefits using the accrual method, recognizing pension expense before the payment of benefits to retirees. The accrual method of accounting for pension benefits necessarily requires actuarial assumptions concerning future events that will determine the amount and timing of the benefit payments.

Our key assumptions used in calculating our cost of pension benefits are the discount rate, the rate of compensation increase, and the expected long-term rate of return on plan assets. We, in consultation with our actuaries, evaluate the key actuarial assumptions and other assumptions used in calculating the cost of pension and postretirement benefits, such as discount rates, expected return on plan assets for funded plans, mortality rates, retirement rates and assumed rate of compensation increases, and determine such assumptions as of December 31 of each year to calculate liability information as of that date and pension and postretirement expense for the following year. Depending on the assumptions used, the pension and postretirement expense could vary within a range of outcomes and have a material effect on reported earnings. In addition, the assumptions can materially affect Benefit Obligations and future cash funding. Actual results in any given year may differ from those estimated because of economic and other factors. See discussion of our assumptions related to pension and postretirement benefits in the “Our Critical Accounting Estimates” section of this MD&A.

In 2009, net pension expense for our defined benefit pension plans included in income from continuing operations was $35.7 million compared with $29.5 million in 2008 and $32.1 million in 2007. The postretirement benefit (gain) expense for the postretirement medical plans was $(2.3) million in 2009 compared with $1.1 million in 2008 and $(0.1) million in 2007.

The following are assumptions related to our defined benefit pension plans as of December 31, 2009:

	U.S. Plan	Non-U.S. Plans

Weighted average assumptions used to determine Benefit Obligations:
Discount rate	5.50%	5.41%
Rate of increase in compensation levels	4.80	3.58
Weighted average assumptions used to determine 2009 net pension expense:
Long-term rate of return on assets	7.75%	4.38%
Discount rate	6.75	5.47
Rate of increase in compensation levels	4.80	3.07

The following provides a sensitivity analysis of alternative assumptions on the U.S. qualified and aggregate non-U.S. pension plans and U.S. postretirement plans.

Effect of Discount Rate Changes and Constancy of Other Assumptions:

	0.5%	0.5%
	Increase	Decrease
	(Amounts in millions)

U.S. defined benefit pension plan:
Effect on net pension expense	$(1.0)	$1.0
Effect on Benefit Obligation	(12.3)	13.2
Non-U.S. defined benefit pension plans:
Effect on net pension expense	(1.0)	1.2
Effect on Benefit Obligation	(20.3)	21.8
U.S. Postretirement medical plans:
Effect on postretirement medical expense	(0.1)	0.1
Effect on Benefit Obligation	(1.0)	1.1

Effect of Changes in the Expected Return on Assets and Constancy of Other Assumptions:

	0.5%	0.5%
	Increase	Decrease
	(Amounts in millions)

U.S. defined benefit pension plan:
Effect on net pension expense	$(1.4)	$1.4
Effect on Benefit Obligation	N/A	N/A
Non-U.S. defined benefit pension plans:
Effect on net pension expense	(0.5)	0.5
Effect on Benefit Obligation	N/A	N/A
U.S. Postretirement medical plans:
Effect on postretirement medical expense	N/A	N/A
Effect on Benefit Obligation	N/A	N/A

As discussed below, accounting principles generally accepted in the U.S. (“GAAP”) provide that differences between expected and actual returns are recognized over the average future service of employees.

At December 31, 2009, as compared to December 31, 2008, we decreased our discount rate for the U.S. plan from 6.75% to 5.50% based on an analysis of publicly-traded investment grade U.S. corporate bonds, which had a lower yield due to current market conditions. We decreased our average rate for non-U.S. plans from 5.47% to 5.41% based primarily on lower applicable iBoxx corporate AA bond indices for the United Kingdom and the Euro zone. We maintained our average assumed rate of compensation increase at 4.8% for the U.S. plan and increased the average rate of compensation increase for our Non-US plans from 3.07% to 3.58%. To determine the 2009 pension expense, we decreased the expected rate of return on U.S. plan assets from 8.00% to 7.75% and we increased our average rate of return on non-U.S. plan assets from 4.35% to 4.38%, primarily based on our target allocations and expected long-term asset returns. As the expected rate of return on plan assets is long-term in nature, short-term market changes do not significantly impact the rates.

We expect that the net pension expense for our defined benefit pension plans included in earnings before income taxes will be $0.3 million higher in 2010 than the $35.7 million in 2009, reflecting, among other things, the increased amortization of the actuarial net loss. We expect the 2010 benefit for the postretirement medical plan to be $2.2 million, primarily reflecting amortization of the increased actuarial net gain.

We have used discount rates of 5.50% and 5.25% at December 31, 2009, in calculating our estimated 2010 cost of pension benefits and cost of other postretirement benefits for U.S. plans, respectively.

The assumed ranges for the annual rates of increase in health care costs were 9.0% for 2009, 7.8% for 2008 and 8.8% for 2007, with a gradual decrease to 5.0% for 2031 and future years. If actual costs are higher than those assumed, this will likely put modest upward pressure on our expense for retiree health care.

Plan Funding

Our funding policy for defined benefit plans is to contribute at least the amounts required under applicable laws and local customs. We contributed $101.2 million, $71.0 million and $30.1 million to our defined benefit plans in 2009, 2008 and 2007, respectively. After consideration of the impact of our contributions in 2009, the partial recovery in 2009 of asset value declines in 2008 and our intent to remain fully-funded, we currently anticipate that our contribution to our U.S. pension plan in 2010 will be between $30 million and $40 million, excluding direct benefits paid, and we expect to contribute approximately $10 million to our non-U.S. pension plans.

For further discussions on pension and postretirement benefits, see Note 13 to our consolidated financial statements included in Item 8 of this Annual Report.

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

Our critical accounting policies are those policies that are both most important to our financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following represent our critical accounting policies. For a summary of all of our significant accounting policies, see Note 1 to our consolidated financial statements included in Item 8 of this Annual Report. Management and our external auditors have discussed our critical accounting policies with the Audit Committee of our Board of Directors.

Revenue Recognition

Revenues for product sales are recognized when the risks and rewards of ownership are transferred to the customers, which is based on the contractual delivery terms agreed to with the customer and fulfillment of all but inconsequential or perfunctory actions. In addition, our policy requires persuasive evidence of an arrangement, a fixed or determinable sales price and reasonable assurance of collectability. For contracts containing multiple elements, each having a determinable fair value, we recognize revenue in an amount equal to the element’s pro rata share of the contract’s fair value in accordance with the contractual delivery terms for each element. We defer the recognition of revenue when advance payments are received from customers before performance obligations have been completed and/or services have been performed. Freight charges billed to customers are included in sales and the related shipping costs are included in cost of sales in our consolidated statements of income.

Revenues for long-term contracts, which include contracts that exceed certain internal thresholds regarding the size and duration of the project and provide for the receipt of progress billings from the customer, are recorded on the percentage of completion method with progress measured on a cost-to-cost basis. Percentage of completion revenue represents less than 12% of our consolidated sales in 2009.

Revenue on service and repair contracts is recognized after services have been agreed to by the customer and rendered. Revenues generated under fixed fee service and repair contracts are recognized on a ratable basis over the term of the contract. These contracts can range in duration, but generally extend for up to five years. Fixed fee service contracts represent less than 1% of our consolidated sales in 2009.

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

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Significant judgment is required in determining income tax provisions and evaluating tax positions. We establish reserves for open tax years for uncertain tax positions that may be subject to challenge by various tax authorities. The consolidated tax provision and related accruals include the impact of such reasonably estimable losses and related interest and penalties as deemed appropriate. Tax benefits recognized in the financial statements from uncertain tax positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

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

Estimates of liabilities for unsettled asbestos-related claims are based on known claims and on our experience during the preceding two years for claims filed, settled and dismissed, with adjustments for events deemed unusual and unlikely to recur, and are included in retirement obligations and other liabilities in our consolidated balance sheets. A substantial majority of our asbestos-related claims are covered by insurance or indemnities. Estimated receivables from insurance carriers for unsettled claims and receivables for settlements and legal fees paid by us for asbestos-related claims are estimated using our historical experience with insurance recovery rates and estimates of future recoveries, which include estimates of coverage and financial viability of our insurance carriers. Estimated receivables are included in other assets, net in our consolidated balance sheets. Changes in claims filed, settled and dismissed and differences between actual and estimated settlement costs and insurance or indemnity recoveries could impact future expense.

Pension and Postretirement Benefits

We provide pension and postretirement benefits to certain of our employees, former employees, and their beneficiaries. The assets, liabilities and expenses we recognize and disclosures we make about plan actuarial and financial information are dependent on the assumptions used in calculating such amounts. The assumptions include factors such as discount rates, health care cost trend rates, inflation, expected rates of return on plan assets, retirement rates, mortality rates, rates of compensation increases and other factors.

The assumptions utilized to compute expense and benefit obligations are shown in Note 13 to our consolidated financial statements included in Item 8 of this Annual Report. These assumptions are assessed annually as of December 31 and adjustments are made as needed. In our review we evaluate prevailing market conditions and local laws and requirements in countries where plans are maintained, including appropriate rates of return, interest rates and medical inflation rates. We also compare our significant assumptions with our peers. The methodology to set our assumptions are:

•	Discount rates are estimated using high quality debt securities based on corporate or government bond yields with a duration matching the expected benefit payments. For the U.S. the discount rate is obtained from an analysis of publicly-traded investment-grade corporate bonds to establish a weighted average discount rate. For plans in the United Kingdom and the EURO zone we use the most applicable iBoxx corporate AA bond indices. For other countries or regions without a corporate AA bond market, government bond rates are used. Our discount rate assumptions are impacted by changes in general economic and market conditions that affect interest rates on long-term high-quality debt securities, as well as the duration of our plans’ liabilities.

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

Impairment losses for goodwill are recognized whenever the implied fair value of goodwill is less than the carrying value. We estimate the fair value of our reporting units based on an income approach, whereby we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. A discounted cash flow analysis requires us to make various judgmental assumptions about future sales, operating margins, growth rates and discount rates, which are based on our budgets, business plans, economic projections, anticipated future cash flows and marketplace data. Assumptions are also made for varying perpetual growth rates for periods beyond the long-term business plan period. We did not record an impairment of goodwill in 2009, 2008 or 2007.

We also consider our market capitalization in our evaluation of the fair value of our goodwill. Our market capitalization increased in 2009 and did not indicate a potential impairment of our goodwill as of December 31, 2009.

Impairment losses for intangible assets are recognized whenever the estimated fair value is less than the carrying value. Fair values are calculated for trademarks using a “relief from royalty” method, which estimates the fair value of the trademarks by determining the present value of the royalty payments that are avoided as a result of owning the trademark. This method includes judgmental assumptions about sales growth and discount rates that are consistent with the assumptions used to determine the fair value of our reporting units discussed above. We did not record an impairment of our trademarks in 2009, 2008 or 2007.

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

ACCOUNTING DEVELOPMENTS

We have presented the information about accounting pronouncements not yet implemented in Note 1 to our consolidated financial statements included in Item 8 of this Annual Report.

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

Interest Rate Risk

Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our Credit Facilities, which bear interest based on floating rates. At December 31, 2009, after the effect of interest rate swaps, we had $159.0 million of variable rate debt obligations outstanding under our Credit Facilities with a weighted average interest rate of 1.81%. A hypothetical change of 100 basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by $1.6 million for the year ended December 31, 2009. At both December 31, 2009 and 2008, we had $385.0 of notional amount in outstanding interest rate swaps with third parties with varying maturities through December 2010.

Foreign Currency Exchange Rate Risk

A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than a non-U.S. subsidiary’s functional currency. Generally, we view our investments in foreign subsidiaries from a long-term perspective and, therefore, do not hedge these investments. We use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. We realized net gains (losses) associated with foreign currency translation of $63.0 million, $(126.7) million and $50.2 million for the years ended December 31, 2009, 2008 and 2007, respectively, which are included in other comprehensive income (expense).

Based on a sensitivity analysis at December 31, 2009, a 10% change in the foreign currency exchange rates for the year ended December 31, 2009 would have impacted our net earnings by approximately $31.2 million, due primarily to the Euro. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency forward exchange contracts discussed below. See discussion of the impact in 2010 of the devaluation of the Venezuelan Bolivar in Note 21 to our consolidated financial statements included in Item 8 of this Annual Report.

We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. Where available, the use of forward exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the forward exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Our policy allows foreign currency coverage only for identifiable foreign currency exposures, and changes in the fair values of these instruments are included in other income, net in the accompanying consolidated statements of income. As of December 31, 2009, we had a U.S. dollar equivalent of $309.6 million in aggregate notional amount outstanding in forward exchange contracts with third parties, compared with $555.7 million at December 31, 2008.

Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of certain forward exchange contracts are included in our consolidated results of operations. We recognized foreign currency net (losses) gains of $(7.8) million, $16.6 million and $6.3 million for the years ended December 31, 2009, 2008, and 2007, respectively, which is included in other (expense) income, net in the accompanying consolidated statements of income.

Hedging related transactions, which are related to interest rate swaps and recorded to other comprehensive (expense) income, net of deferred taxes, are summarized below:

	Year Ended December 31,
	2009	2008	2007
	(Amounts in thousands)

(Loss) gain reclassified from accumulated other comprehensive income into income for settlements, net of tax	$(5,980)	$2,863	$(1,553)
(Loss) gain recognized in other comprehensive income, net of tax	(2,473)	(1,243)	(5,458)

Cash flow hedging activity, net of tax	$3,507	$(4,106)	$(3,905)

We expect to recognize (losses) gains of $(3.5) million and $0.3 million, net of deferred taxes, into earnings in 2010 and 2011, respectively, related to interest rate swap agreements based on their fair values at December 31, 2009.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of Flowserve Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Flowserve Corporation and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it calculates earnings per share and the manner in which it accounts for noncontrolling interests in 2009 and changed the manner in which it accounts for uncertain tax positions in 2007.

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

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Dallas, Texas
February 24, 2010

FLOWSERVE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(Amounts in thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$654,320	$472,056
Accounts receivable, net	791,722	808,522
Inventories, net	795,233	834,612
Deferred taxes	145,864	126,890
Prepaid expenses and other	112,183	90,345

Total current assets	2,499,322	2,332,425
Property, plant and equipment, net	560,472	547,235
Goodwill	864,927	828,395
Deferred taxes	31,324	32,561
Other intangible assets, net	124,678	121,919
Other assets, net	168,171	161,159

Total assets	$4,248,894	$4,023,694

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$493,306	$598,498
Accrued liabilities	916,945	967,099
Debt due within one year	27,355	27,731
Deferred taxes	20,477	14,668

Total current liabilities	1,458,083	1,607,996
Long-term debt due after one year	539,373	545,617
Retirement obligations and other liabilities	449,691	495,883
Commitments and contingencies	—	—
Shareholders’ equity:
Common shares, $1.25 par value	73,594	73,477
Shares authorized — 120,000
Shares issued — 58,875 and 58,781, respectively
Capital in excess of par value	611,745	586,371
Retained earnings	1,526,774	1,159,634

	2,212,113	1,819,482
Treasury shares, at cost — 3,919 and 3,566 shares, respectively	(275,656)	(248,073)
Deferred compensation obligation	8,684	7,678
Accumulated other comprehensive loss	(149,028)	(211,320)
Noncontrolling interests	5,634	6,431

Total equity	1,801,747	1,374,198

Total liabilities and equity	$4,248,894	$4,023,694

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2009	2008	2007
	(Amounts in thousands, except per share data)

Sales	$4,365,262	$4,473,473	$3,762,694
Cost of sales	(2,817,130)	(2,893,161)	(2,514,972)

Gross profit	1,548,132	1,580,312	1,247,722
Selling, general and administrative expense	(934,451)	(981,597)	(854,527)
Net earnings from affiliates	15,836	16,963	18,695

Operating income	629,517	615,678	411,890
Interest expense	(40,005)	(51,293)	(60,119)
Interest income	3,247	8,392	4,324
Other (expense) income, net	(7,968)	20,163	5,947

Earnings before income taxes	584,791	592,940	362,042
Provision for income taxes	(156,460)	(147,721)	(104,294)

Net earnings, including noncontrolling interests	428,331	445,219	257,748
Less: Net earnings attributable to noncontrolling interests	(444)	(2,806)	(1,974)

Net earnings of Flowserve Corporation	$427,887	$442,413	$255,774

Net earnings per share of Flowserve Corporation common shareholders:
Basic	$7.66	$7.75	$4.48
Diluted	7.59	7.71	4.44
Cash dividends declared per share	$1.08	$1.00	$0.60

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2009	2008	2007
	(Amounts in thousands)

Net earnings, including noncontrolling interests	$428,331	$445,219	$257,748

Other comprehensive income (expense):
Foreign currency translation adjustments, net of tax	63,049	(126,703)	50,151
Pension and other postretirement effects, net of tax	(3,603)	(59,977)	24,183
Cash flow hedging activity, net of tax	3,507	(4,106)	(3,905)

Other comprehensive income (expense)	62,953	(190,786)	70,429

Comprehensive income, including noncontrolling interests	491,284	254,433	328,177
Comprehensive income attributable to noncontrolling interests	(1,105)	(1,956)	(3,447)

Comprehensive income of Flowserve Corporation	$490,179	$252,477	$324,730

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Capital					Accumulated
			in Excess				Deferred	Other
	Common Stock		of Par	Retained	Treasury Stock		Compensation	Comprehensive	Noncontrolling	Total
	Shares	Amount	Value	Earnings	Shares	Amount	Obligation	Loss	Interests	Equity
	(Amounts in thousands)

Balance — January 1, 2007	58,631	$73,289	$543,159	$582,767	(2,609)	$(95,262)	$6,973	$(90,340)	$4,096	$1,024,682

Stock activity under stock plans	84	105	(19,164)	—	910	33,031	—	—	—	13,972
Stock-based compensation	—	—	25,306	40	—	—	—	—	—	25,346
Tax benefit associated with stock-based compensation	—	—	12,431	—	—	—	—	—	—	12,431
Adoption of accounting for uncertain tax positions	—	—	—	(29,819)	—	—	—	—	—	(29,819)
Net earnings	—	—	—	255,774	—	—	—	—	1,974	257,748
Cash dividends declared	—	—	—	(34,396)	—	—	—	—	—	(34,396)
Repurchase of common shares	—	—	—	—	(707)	(39,550)	—	—	—	(39,550)
Increases to obligation for new deferrals	—	—	—	—	—	—	416	—	—	416
Compensation obligations satisfied	—	—	—	—	—	—	(739)	—	—	(739)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	48,678	1,473	50,151
Pension and other postretirement effects, net of tax	—	—	—	—	—	—	—	24,183	—	24,183
Cash flow hedging activity, net of tax	—	—	—	—	—	—	—	(3,905)	—	(3,905)
Sale of shares to noncontrolling interests	—	—	—	—	—	—	—	—	1,577	1,577
Dividends paid on noncontrolling interests	—	—	—	—	—	—	—	—	(1,880)	(1,880)

Balance — December 31, 2007	58,715	$73,394	$561,732	$774,366	(2,406)	$(101,781)	$6,650	$(21,384)	$7,240	$1,300,217

Stock activity under stock plans	66	83	(20,200)	—	581	18,658	—	—	—	(1,459)
Stock-based compensation	—	—	32,642	61	—	—	—	—	—	32,703
Tax benefit associated with stock-based compensation	—	—	12,197	—	—	—	—	—	—	12,197
Net earnings	—	—	—	442,413	—	—	—	—	2,806	445,219
Cash dividends declared	—	—	—	(57,206)	—	—	—	—	—	(57,206)
Repurchase of common shares	—	—	—	—	(1,741)	(164,950)	—	—	—	(164,950)
Increases to obligation for new deferrals	—	—	—	—	—	—	1,544	—	—	1,544
Compensation obligations satisfied	—	—	—	—	—	—	(516)	—	—	(516)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	(125,853)	(850)	(126,703)
Pension and other postretirement effects, net of tax	—	—	—	—	—	—	—	(59,977)	—	(59,977)
Cash flow hedging activity, net of tax	—	—	—	—	—	—	—	(4,106)	—	(4,106)
Purchase of shares from noncontrolling interests	—	—	—	—	—	—	—	—	(874)	(874)
Dividends paid on noncontrolling interests	—	—	—	—	—	—	—	—	(1,891)	(1,891)

Balance — December 31, 2008	58,781	$73,477	$586,371	$1,159,634	(3,566)	$(248,073)	$7,678	$(211,320)	$6,431	$1,374,198

Stock activity under stock plans	94	117	(15,733)	—	192	13,372	—	—	—	(2,244)
Stock-based compensation	—	—	40,660	91		—	—	—	—	40,751
Tax benefit associated with stock-based compensation	—	—	447	—	—	—	—	—	—	447
Net earnings	—	—	—	427,887	—	—	—	—	444	428,331
Cash dividends declared	—	—	—	(60,838)	—	—	—	—		(60,838)
Repurchase of common shares	—	—	—		(545)	(40,955)	—	—	—	(40,955)
Increases to obligation for new deferrals	—	—	—	—	—	—	1,406	—	—	1,406
Compensation obligations satisfied	—	—	—	—	—	—	(400)	—	—	(400)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—		62,388	661	63,049
Pension and other postretirement effects, net of tax	—	—	—	—	—	—	—	(3,603)	—	(3,603)
Cash flow hedging activity, net of tax	—	—	—	—	—	—	—	3,507	—	3,507
Sale of shares to noncontrolling interests	—	—	—	—	—	—	—	—	327	327
Dividends paid on noncontrolling interests	—	—	—	—	—	—	—	—	(2,229)	(2,229)

Balance — December 31, 2009	58,875	$73,594	$611,745	$1,526,774	(3,919)	$(275,656)	$8,684	$(149,028)	$5,634	$1,801,747

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(Amounts in thousands)

Cash flows — Operating activities:
Net earnings, including noncontrolling interests	$428,331	$445,219	$257,748
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	85,585	71,584	67,836
Amortization of intangible and other assets	9,860	9,858	9,875
Amortization of deferred loan costs	2,208	1,822	1,752
Write-off of unamortized deferred loan costs and discount	—	—	429
Net loss (gain) on the disposition of assets	864	(5,688)	(7,613)
Gain on acquisition-related contingent consideration	(4,448)	—	—
Gain on bargain purchase	—	(2,809)	—
Excess tax benefits from stock-based payment arrangements	(1,174)	(12,531)	(11,936)
Stock-based compensation	40,751	32,703	25,345
Net earnings from affiliates, net of dividends received	(4,189)	(8,519)	(10,616)
Change in assets and liabilities, net of acquisitions:
Accounts receivable, net	50,730	(195,097)	(82,372)
Inventories, net	74,674	(195,529)	(101,783)
Prepaid expenses and other	20,840	(21,664)	(26,568)
Other assets, net	1,559	(18,179)	(9,790)
Accounts payable	(104,679)	99,768	75,200
Accrued liabilities and income taxes payable	(106,810)	228,944	230,559
Retirement obligations and other liabilities	(71,623)	31,501	17,285
Net deferred taxes	8,798	(52,593)	(17,683)

Net cash flows provided by operating activities	431,277	408,790	417,668

Cash flows — Investing activities:
Capital expenditures	(108,448)	(126,932)	(88,975)
Proceeds from disposal of assets	556	7,311	13,404
Payments for acquisitions, net of cash acquired	(30,750)	—	(2,312)

Net cash flows used by investing activities	(138,642)	(119,621)	(77,883)

Cash flows — Financing activities:
Excess tax benefits from stock-based payment arrangements	1,174	12,531	11,936
Payments on long-term debt	(5,682)	(5,682)	(2,841)
Payment of deferred loan costs	(2,764)	—	(1,399)
Net (payments) borrowings under other financing arrangements	(684)	14,938	(3,751)
Repurchase of common shares	(40,955)	(164,950)	(44,798)
Payments of dividends	(59,204)	(51,481)	(25,681)
Proceeds from stock option activity	2,939	11,940	16,693
Dividends paid to noncontrolling interests	(2,229)	(1,891)	(1,880)
Sale (purchase) of shares to/from noncontrolling interests	327	(874)	1,577

Net cash flows used by financing activities	(107,078)	(185,469)	(50,144)
Effect of exchange rate changes on cash	(3,293)	(4,882)	13,140

Net change in cash and cash equivalents	182,264	98,818	302,781
Cash and cash equivalents at beginning of year	472,056	373,238	70,457

Cash and cash equivalents at end of year	$654,320	$472,056	$373,238

Income taxes paid (net of refunds)	$189,520	$112,545	$64,663
Interest paid	38,067	49,634	59,550

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008 AND FOR THE
THREE YEARS ENDED DECEMBER 31, 2009

1.	SIGNIFICANT ACCOUNTING POLICIES AND ACCOUNTING DEVELOPMENTS

We produce engineered and industrial pump and pump systems, engineered and industrial valves, control valves, actuators, controls, mechanical seals, auxiliary systems and provide a range of related flow management services worldwide, primarily for the process industries. Equipment manufactured and serviced by us is predominantly used in industries that deal with difficult-to-handle and corrosive fluids, as well as environments with extreme temperatures, pressure, horsepower and speed. Our business is affected by economic conditions in the United States (“U.S.”) and other countries where our products are sold and serviced, by the cyclical nature of the oil and gas, chemical, power generation, water management and other industries served, by the relationship of the U.S. dollar to other currencies and by the demand for and pricing of our customers’ end products.

Certain reclassifications and retrospective adjustments have been made to prior period information to conform to current period presentation. These reclassifications and retrospective adjustments primarily result from our adoption of guidance related to (1) noncontrolling interests under Accounting Standards Codification (“ASC”) 810, “Consolidation,” and (2) the two-class method of calculating Earnings Per Share (“EPS”) under ASC 260, “Earnings Per Share.”

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

Revenue Recognition — Revenues for product sales are recognized when the risks and rewards of ownership are transferred to the customers, which is based on the contractual delivery terms agreed to with the customer and fulfillment of all but inconsequential or perfunctory actions. In addition, our policy requires persuasive evidence of an arrangement, a fixed or determinable sales price and reasonable assurance of collectibility. For contracts containing multiple elements, each having a determinable fair value, we recognize revenue in an amount equal to the element’s pro rata share of the contract’s fair value in accordance with the contractual delivery terms for each element. We defer the recognition of revenue when advance payments are received from customers before performance obligations have been completed and/or services have been performed. Freight charges billed to

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customers are included in sales and the related shipping costs are included in cost of sales in our consolidated statements of income.

Revenues for long-term contracts, which include contracts that exceed certain internal thresholds regarding the size and duration of the project and provide for the receipt of progress billings from the customer, are recorded on the percentage of completion method with progress measured on a cost-to-cost basis. Percentage of completion revenue represents less than 12% of our consolidated sales for each year presented.

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

Credit risks are mitigated by the diversity of our customer base across many different geographic regions and industries and performing creditworthiness analyses on such customers. Additionally, we mitigate credit risk through letters of credit and advance payments received from our customers. As of December 31, 2009, and 2008, we do not believe that we have any significant concentrations of credit risk.

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

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On January 1, 2007, we adopted ASC 740, “Income Taxes,” which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

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

Estimates of liabilities for unsettled asbestos-related claims are based on known claims and on our experience during the preceding two years for claims filed, settled and dismissed, and are included in accrued liabilities and retirement obligations and other liabilities, as applicable, in our consolidated balance sheets. A substantial majority of our asbestos-related claims are covered by insurance or indemnities. Estimated recoveries from insurance carriers for unsettled claims and receivables for settlements and legal fees paid by us for asbestos-related claims are estimated using our historical experience with insurance recovery rates and estimates of future recoveries, which include estimates of coverage and financial viability of our insurance carriers. Estimated recoveries are included in other assets, net in our consolidated balance sheets. Changes in claims filed, settled and dismissed, with adjustments for events deemed unusual and unlikely to recur, and differences between actual and estimated settlement costs and insurance or indemnity recoveries could impact future expense.

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

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Pension and Postretirement Obligations — Determination of retirement and postretirement benefits obligations is based on estimates made by management in consultation with independent actuaries and investment advisors. Inherent in these valuations are assumptions including discount rates, expected rates of return on plan assets, retirement rates, mortality rates and rates of compensation increase and other factors. Current market conditions, including changes in rates of return, interest rates and medical inflation rates, are considered in selecting these assumptions.

Actuarial gains and losses and prior service costs are recognized in accumulated other comprehensive loss as they arise and we amortize these costs into net pension expense over the remaining expected service period.

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

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair Values of Financial Instruments — The carrying amounts of our financial instruments approximated fair value at December 31, 2009. The carrying amounts of our financial instruments approximated fair value at December 31, 2008, except for our Term Loan. The interbank market for our Term Loan implied a fair value of approximately $495 million at December 31, 2008, as compared with a carrying value of $549.7 million. We believe this is reflective of the general global economic conditions as of December 31, 2008.

Assets and liabilities recorded at fair value in our consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Hierarchical levels, as defined by ASC 820, “Fair Value Measurements and Disclosures,” are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities. An asset or a liability’s categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation. Hierarchical levels are as follows:

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

We employ a foreign currency economic hedging strategy to minimize potential losses in earnings or cash flows from unfavorable foreign currency exchange rate movements. This strategy also minimizes potential gains from favorable exchange rate movements. Foreign currency exposures arise from transactions, including firm commitments and anticipated transactions, denominated in a currency other than an entity’s functional currency and from translation of foreign-denominated assets and liabilities into U.S. dollars. The primary currencies in which we operate, in addition to the U.S. Dollar, are the Argentina Peso, Australian Dollar, Brazilian Real, British Pound, Canadian Dollar, Chinese Yuan, Colombian Peso, Euro, Indian Rupee, Japanese Yen, Mexican Peso, Singapore Dollar, Swedish Krona and Venezuelan Bolivar. We enter into interest rate swap agreements for the purpose of hedging our exposure to floating interest rates on certain portions of our debt.

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

All derivatives are recognized on the balance sheet at their fair values. For derivatives that do not qualify for hedge accounting or for which we have not elected to apply hedge accounting, which includes substantially all of our forward exchange contracts, the changes in the fair values of these derivatives are recognized in other (expense) income, net in the consolidated statements of income.

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

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transactional currency gains and losses arising from transactions in currencies other than our sites’ functional currencies and changes in fair value of forward exchange contracts that do not qualify for hedge accounting are included in our consolidated results of operations. For the years ended December 31, 2009, 2008 and 2007, we recognized net (losses) gains of $(7.8) million, $16.6 million and $6.3 million of such amounts in other (expense) income, net in the accompanying consolidated statements of income.

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

Earnings Per Share — Effective January 1, 2009, we adopted the two-class method of calculating EPS. We have retrospectively adjusted earnings per common share for all prior periods presented. The “two-class” method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security as if all earnings for the period had been distributed. Unvested restricted share awards that earn non-forfeitable dividend rights qualify as participating securities and, accordingly, are now included in the basic computation as such. Our unvested restricted shares participate on an equal basis with common shares; therefore, there is no difference in undistributed earnings allocated to each participating security. Accordingly, the presentation below is prepared on a combined basis and is presented as earnings per common share. Previously, such unvested restricted shares were not included as outstanding within basic earnings per common share and were included in diluted earnings per common share pursuant to the treasury stock method. The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating basic net earnings per common share.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings per weighted average common share outstanding was calculated as follows:

	Year Ended December 31,
	2009	2008	2007
	(Amounts in thousands, except per share data)

Net earnings of Flowserve Corporation	$427,887	$442,413	$255,774
Dividends on restricted shares not expected to vest	23	28	20

Earnings attributable to common and participating shareholders	$427,910	$442,441	$255,794

Weighted average shares:
Common stock	55,400	56,601	56,449
Participating securities	440	497	709

Denominator for basic earnings per common share	55,840	57,098	57,158
Effect of potentially dilutive securities	522	298	441

Denominator for diluted earnings per common share	56,362	57,396	57,599

Net earnings per share of Flowserve Corporation common shareholders:
Basic	$7.66	$7.75	$4.48
Diluted	7.59	7.71	4.44

Diluted earnings per share above is based upon the weighted average number of shares as determined for basic earnings per share plus shares potentially issuable in conjunction with stock options, restricted share units and performance share units.

For each of the three years ended December 31, 2009, 2008 and 2007, we had no options to purchase common stock that were excluded from the computations of potentially dilutive securities.

We have retrospectively adjusted the prior period to reflect the results that would have been reported had we applied the provisions of the two-class method for computing earnings per common share for all periods presented. The effects of the change as it relates to our net earnings per share of Flowserve Corporation common shareholders are as follows:

	Year Ended
	December 31, 2008
	Basic	Diluted

As previously reported	$7.82	$7.74
Effect of adoption of the two-class method	(0.07)	(0.03)

As retrospectively adjusted	$7.75	$7.71

	Year Ended
	December 31, 2007
	Basic	Diluted

As previously reported	$4.53	$4.46
Effect of adoption of the two-class method	(0.05)	(0.02)

As retrospectively adjusted	$4.48	$4.44

Research and Development Expense — Research and development costs are charged to expense when incurred. Aggregate research and development costs included in selling, general and administrative expenses were $29.4 million, $34.0 million and $29.1 million in 2009, 2008 and 2007, respectively. Costs incurred for

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

research and development primarily include salaries and benefits and consumable supplies, as well as rent, professional fees, utilities, and the depreciation of property and equipment used in research and development activities.

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

Accounting Developments

Pronouncements Implemented

In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance under ASC 820, that established a single definition of fair value and a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. This guidance applies under other accounting pronouncements that require or permit fair value measurements; however, it does not require any new fair value measurements. In February 2008, the FASB issued additional guidance, which delayed the adoption for our nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. Our adoption of this guidance, effective January 1, 2009, did not have a material impact on our consolidated financial condition or results of operations.

In December 2007, the FASB issued guidance related to business combinations under ASC 805, “Business Combinations,” which established principles and requirements for how the acquirer in a business combination recognizes and measures identifiable assets acquired, liabilities assumed, noncontrolling interests in the acquiree and goodwill acquired, and expands disclosures about business combinations. This guidance requires the acquirer to recognize changes in valuation allowances on acquired deferred tax assets in operations. These changes in deferred tax benefits were previously recognized through a corresponding reduction to goodwill. With the exception of the provisions regarding acquired deferred taxes and tax contingencies, which are applicable to all business combinations, the guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Our adoption of this guidance, effective January 1, 2009, did not have a material impact on our consolidated financial condition or results of operations.

In December 2007, the FASB issued guidance related to consolidation under ASC 810, “Consolidations,” which establishes accounting and reporting standards that require:

•	the ownership interests in subsidiaries held by parties other than the parent to be clearly identified, labeled and presented in the consolidated balance sheet within equity, but separate from the parent’s equity;

•	the amount of consolidated net income attributable to the parent and to the noncontrolling interests to be clearly identified and presented on the face of the consolidated statement of income;

•	changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently;

•	when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary to be initially measured at fair value; and

•	entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In June 2008, the FASB issued guidance related to EPS under ASC 260, which concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and, therefore, are considered participating securities for purposes of computing earnings per share. Entities that have participating securities are required to use the “two-class” method of computing earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Our adoption of this guidance, effective January 1, 2009, which has been applied retrospectively for all periods presented, did not have a material impact on our consolidated financial condition or results of operations (see “Earnings Per Share” above).

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

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Fair Value Measurements and Disclosures (ASC 820): Measuring Liabilities at Fair Value,” which provides amendments to ASC Subtopic 820-10, “Fair Value Measurements and Disclosures — Overall,” for the fair value measurement of liabilities. ASU No. 2009-05 clarifies that in circumstances in which a quoted market price for an identical liability is not available, a reporting entity is required to measure fair value using one of the following techniques: a valuation technique that uses the quoted market price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of ASC 820. ASU No. 2009-05 is effective for interim and annual periods beginning after August 2009. Our adoption of ASU No. 2009-05, effective October 1, 2009, did not have a material impact on our consolidated financial condition or results or operations.

In January 2010, the FASB issued ASU No. 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary — A Scope Clarification,” which provides amendments to ASC 810 related to noncontrolling interests and expands disclosures about deconsolidation of a subsidiary or derecognition of a group of assets within the scope of Subtopic 810-10, “Consolidation — Overall.” Our adoption of this guidance, effective January 1, 2009, did not have a material impact on our consolidated financial condition or results of operations.

Pronouncements Not Yet Implemented

In June 2009, the FASB issued guidance related to transfers of financial assets under ASC 860, “Transfers and Servicing.” This guidance removes the concept of a qualifying special-purpose entity (“QSPE”) and clarifies the determination of whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. It also defines the term “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale and removes special provisions for guaranteed mortgage securitizations. This guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. The new requirements are effective for fiscal years beginning after November 15, 2009. We do not expect our adoption to have a material impact on our consolidated financial condition or results of operations.

In June 2009, the FASB issued guidance related to variable interest entities (“VIE”)” under ASC 810. This guidance eliminates the exclusion of QSPEs from consideration for consolidation and revises the determination of the primary beneficiary of a VIE to require a qualitative assessment of whether a company has a controlling financial interest through (1) the power to direct the activities that most significantly impact the VIE’s economic performance and (2) the right to receive benefits from or obligation to absorb losses of the VIE that could potentially be significant to the VIE. The determination of the primary beneficiary must be reconsidered on an ongoing basis. The new requirements are effective for fiscal years beginning after January 1, 2010. We do not expect our adoption to have a material impact on our consolidated financial condition or results of operations.

In September 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (ASC 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force,” which addressed the

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. This amendment addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are still evaluating the impact of ASU No. 2009-13 on our consolidated financial condition and results of operations.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (ASC 820): Improving Disclosures about Fair Value Measurements,” which requires additional disclosures on transfers in and out of Level I and Level II and on activity for Level III fair value measurements. The new disclosures and clarifications on existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures on Level III activity, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We do not expect the adoption of ASU No. 2010-06 to have a material impact on our consolidated financial condition or results of operations.

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

3.	ACQUISITIONS

Effective April 21, 2009, Flowserve Pump Division acquired Calder AG, a private Swiss company and a supplier of energy recovery technology for use in the global desalination market, for up to $44.1 million, net of cash acquired. Of the total purchase price, $28.4 million was paid at closing and $2.4 million was paid after the working capital valuation was completed in early July 2009. The remaining $13.3 million of the total purchase price is contingent upon Calder AG achieving certain performance metrics during the twelve months following the acquisition, and, to the extent achieved, is expected to be paid in cash within 12 months of the acquisition date. We initially recognized a liability of $4.4 million as an estimate of the acquisition date fair value of the contingent consideration, which is based on the weighted probability of achievement of the performance metrics as of the date of the acquisition.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During 2009, the estimated fair value of the contingent consideration was reduced to $0 based on 2009 results and an updated weighted probability of achievement of the performance metrics during the twelve months following the acquisition. The resulting gain is included in selling, general and administrative expense (“SG&A”) in our consolidated statements of income.

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

During 2008 and 2007, we completed other small acquisitions for $0.6 million and $2.3 million, respectively. Assets acquired primarily include inventory, fixed assets and intangible assets. These acquisitions are immaterial, individually and in aggregate, and thus, no pro forma financial information has been presented.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 are as follows:

	Flowserve	Flow	Flow
	Pump	Control(1)	Solutions	Total
	(Amounts in thousands)

Balance — January 1, 2008	$464,431	$352,589	$36,245	$853,265
Acquisitions and purchase adjustments	—	—	230	230
Resolution of tax contingencies	—	(1,100)	—	(1,100)
Currency translation(2)	(2,256)	(20,846)	(898)	(24,000)

Balance — December 31, 2008	$462,175	$330,643	$35,577	$828,395
Acquisitions and purchase adjustments	25,178	—	28	25,206
Currency translation	4,401	6,342	583	11,326

Balance — December 31, 2009	$491,754	$336,985	$36,188	$864,927

(1)	An immaterial amount of goodwill was impaired in 2005 related to the sale of the General Services Group. Amount is not disclosed separately due to immateriality to the segment and overall company.

(2)	The currency impact in Flow Control Division in 2008 is primarily related to goodwill recorded in the United Kingdom.

The following table provides information about our changes to intangible assets during 2009:

	December 31, 2009
	Useful Life	Beginning	Change Due	Acquisitions	Ending Gross	Accumulated
	(Years)	Gross Amount	to Currency	and Other(1)	Amount	Amortization
	(Amounts in thousands, except years)

Finite-lived intangible assets:
Engineering drawings(2)	10-20	$81,368	$571	$1,433	$83,372	$(43,370)
Distribution networks	5-15	13,868	44	—	13,912	(8,764)
Software	10	5,900	—	—	5,900	(5,536)
Patents	10	28,582	1,215	4,874	34,671	(20,681)
Other	3-40	12,312	589	698	13,599	(12,788)

		$142,030	$2,419	$7,005	$151,454	$(91,139)

Indefinite-lived intangible assets(3)		$61,589	$1,203	$3,056	$65,848	$(1,485)

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information about our changes to intangible assets during 2008:

	December 31, 2008
	Useful Life	Beginning	Change Due	Acquisitions	Ending Gross	Accumulated
	(Years)	Gross Amount	to Currency	and Other	Amount	Amortization
	(Amounts in thousands, except years)

Finite-lived intangible assets:
Engineering drawings(2)	10-20	$82,232	$(864)	$—	$81,368	$(37,846)
Distribution networks	5-15	13,868	—	—	13,868	(7,813)
Software	10	5,900	—	—	5,900	(4,946)
Patents	10	30,044	(1,462)	—	28,582	(17,512)
Other	3-40	12,581	(269)	—	12,312	(12,098)

		$144,625	$(2,595)	$—	$142,030	$(80,215)

Indefinite-lived intangible assets(3)		$63,689	$(2,100)	$—	$61,589	$(1,485)

(1)	During 2009, we wrote off an expired and fully amortized patent and certain intangibles acquired in 2009 and 2008 for a total of $0.4 million.

(2)	Engineering drawings represent the estimated fair value associated with specific acquired product and component schematics.

(3)	Accumulated amortization for indefinite-lived intangible assets relates to amounts recorded prior to the implementation date of guidance issued in ASC 350.

The following schedule outlines actual amortization expense recognized during 2009 and an estimate of future amortization based upon the finite-lived intangible assets owned at December 31, 2009:

Amortization
Expense
(Amounts in thousands)

Actual for year ending December 31, 2009	$9,672
Estimate for year ending December 31, 2010	9,901
Estimate for year ending December 31, 2011	9,443
Estimate for year ending December 31, 2012	6,305
Estimate for year ending December 31, 2013	4,802
Estimate for year ending December 31, 2014	4,776
Thereafter	25,087

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVENTORIES

Inventories, net consisted of the following:

	December 31,
	2009	2008
	(Amounts in thousands)

Raw materials	$239,793	$241,953
Work in process	649,128	635,490
Finished goods	245,725	264,746
Less: Progress billings	(275,364)	(250,289)
Less: Excess and obsolete reserve	(64,049)	(57,288)

Inventories, net	$795,233	$834,612

During 2009, 2008 and 2007, we recognized expenses of $13.7 million, $11.8 million and $8.9 million, respectively, for excess and obsolete inventory. These expenses are included in cost of sales (“COS”) in our consolidated statements of income.

6.	STOCK-BASED COMPENSATION PLANS

The Flowserve Corporation 2004 Stock Compensation Plan (the “2004 Plan”), which was established on April 21, 2004, authorized the issuance of up to 3,500,000 shares of common stock through grants of stock options, Restricted Shares, and other equity-based awards. Of the 3,500,000 shares of common stock authorized under the 2004 Plan, 670,581 remain available for issuance. In addition to the 2004 Plan, we established the Flowserve Corporation Equity and Incentive Compensation Plan (the “2010 Plan”), effective January 1, 2010. This shareholder-approved plan authorizes the issuance of up to 2,900,000 shares of our common stock in the form of incentive stock options, non-statutory stock options, Restricted Shares, stock appreciation rights and bonus stock. We plan to begin using the 2010 Plan in 2010.

We recorded stock-based compensation as follows:

	Year Ended December 31,
	2009			2008			2007
	Stock	Restricted		Stock	Restricted		Stock	Restricted
	Options	Shares	Total	Options	Shares	Total	Options	Shares	Total
	(Amounts in millions)

Stock-based compensation	$0.3	$40.4	$40.7	$1.4	$31.3	$32.7	$3.5	$21.8	$25.3
Related income tax benefit	(0.1)	(13.4)	(13.5)	(0.3)	(9.6)	(9.9)	(1.0)	(6.8)	(7.8)

Net stock-based
compensation expense	$0.2	$27.0	$27.2	$1.1	$21.7	$22.8	$2.5	$15.0	$17.5

Stock Options — Options granted to officers, other employees and directors allow for the purchase of common shares at or above the market value of our stock on the date the options are granted, although no options have been granted above market value. Generally, options, whether granted under the 2004 Plan or other previously approved plans, become exercisable over a staggered period ranging from one to five years (most typically from one to three years). Options generally expire ten years from the date of the grant or within a short period of time following the termination of employment or cessation of services by an option holder. No options were granted during 2009, 2008

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or 2007. Information related to stock options issued to officers, other employees and directors prior to 2007 under all plans is presented in the following table:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Number of shares under option:
Outstanding — beginning of year	303,100	$39.58	677,193	$36.19	1,462,032	$30.27
Exercised	(96,285)	33.15	(368,460)	33.23	(745,379)	24.64
Cancelled	—	—	(5,633)	47.47	(39,460)	35.06

Outstanding — end of year	206,815	$42.58	303,100	$39.58	677,193	$36.19

Exercisable — end of year	206,815	$42.58	194,383	$33.59	344,817	$30.92

Additional information relating to the ranges of options outstanding at December 31, 2009, is as follows:

	Weighted	Options Outstanding and
	Average	Exercisable
	Remaining		Weighted Average
Range of Exercise	Contractual	Number	Exercise Price per
Prices per Share	Life	Outstanding	Share

$12.12 — $18.18	1.57	8,400	$15.35
$18.19 — $24.24	3.54	13,425	19.15
$24.25 — $30.30	3.09	25,416	26.00
$30.31 — $36.36	5.15	14,332	31.09
$36.37 — $42.42	5.95	2,500	39.39
$42.43 — $48.48	6.12	86,409	48.17
$48.49 — $54.54	6.81	43,500	52.74
$54.55 — $60.60	6.35	12,833	59.12

		206,815	$42.58

As of December 31, 2009, we have no unrecognized compensation cost related to outstanding unvested stock option awards.

The weighted average remaining contractual life of options outstanding at December 31, 2009 and 2008 is 5.5 years and 6.3 years, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2009, 2008 and 2007 was $4.9 million, $27.4 million and $32.1 million, respectively. The total fair value of stock options vested during the years ended December 31, 2009, 2008 and 2007 was $2.7 million, $4.1 million and $5.5 million, respectively.

Restricted Shares — Generally, the restrictions on Restricted Shares do not expire for a minimum of one year and a maximum of five years, and shares are subject to forfeiture during the restriction period. Most typically, Restricted Share grants have staggered vesting periods over one to three years from grant date. The intrinsic value of the Restricted Shares, which is typically the product of share price at the date of grant and the number of Restricted Shares granted, is amortized on a straight-line basis to compensation expense over the periods in which the restrictions lapse.

Unearned compensation is amortized to compensation expense over the vesting period of the Restricted Shares. As of December 31, 2009 and 2008, we had $31.5 million and $34.1 million, respectively, of unearned compensation cost related to unvested Restricted Shares, which is expected to be recognized over a weighted-

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

average period of approximately 1 year. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total market value of Restricted Shares vested during the years ended December 31, 2009, 2008 and 2007 was $17.0 million, $15.3 million and $11.2 million, respectively.

The following tables summarize information regarding Restricted Shares:

	Year Ended December 31, 2009
		Weighted
		Average Grant-
	Shares	Date Fair Value

Number of unvested Restricted Shares:
Outstanding — beginning of year	1,080,237	$71.11
Granted	805,141	54.77
Vested	(268,357)	63.18
Cancelled	(71,777)	68.74

Outstanding — ending of year	1,545,244	$64.08

Unvested Restricted Shares outstanding as of December 31, 2009, includes 530,000 units with performance-based vesting provisions. Performance-based units vest upon the achievement of performance targets, and are issuable in common shares. Our performance targets are based on our average annual return on net assets over a rolling three-year period as compared with the same measure for a defined peer group for the same period. Compensation expense is recognized over a 36-month cliff vesting period based on the fair market value of our common stock on the date of grant, as adjusted for anticipated forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets. Vesting provisions range from 0 to 1,010,000 shares based on pre-defined performance targets. As of December 31, 2009, we estimate vesting of 1,010,000 shares based on expected achievement of performance targets.

7.	DERIVATIVES AND HEDGING ACTIVITIES

Our risk management and derivatives policy specifies the conditions under which we may enter into derivative contracts. See Note 1 for additional information on our purpose for entering into derivatives not designated as hedging instruments and our overall risk management strategies. We enter into forward exchange contracts to hedge our risks associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction. Our risk management and derivatives policy specifies the conditions under which we may enter into derivative contracts. At December 31, 2009 and 2008, we had $309.6 million and $555.7 million, respectively, of notional amount in outstanding forward contracts with third parties. At December 31, 2009, the length of forward exchange contracts currently in place ranged from 15 days to 14 months.

Also as part of our risk management program, we enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. At both December 31, 2009 and 2008, we had $385.0 million of notional amount in outstanding interest rate swaps with third parties. All interest rate swaps are 100% effective. At December 31, 2009, the maximum remaining length of any interest rate contract in place was approximately 21 months.

We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under forward contracts and interest rate swap agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of forward exchange contracts not designated as hedging instruments are summarized below:

	Year Ended December 31,
	2009	2008
	(Amounts in thousands)

Current derivative assets	$3,753	$12,172
Noncurrent derivative assets	—	264
Current derivative liabilities	4,339	15,350
Noncurrent derivative liabilities	145	314

The fair value of interest rate swaps in cash flow hedging relationships are summarized below:

	Year Ended December 31,
	2009	2008
	(Amounts in thousands)

Current derivative assets	$53	$—
Noncurrent derivative assets	361	—
Current derivative liabilities	5,490	8,213
Noncurrent derivative liabilities	7	2,407

Current and noncurrent derivative assets are reported in our consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.

The impact of net changes in the fair values of forward exchange contracts not designated as hedging instruments are summarized below:

	Year Ended December 31,
	2009	2008	2007
	(Amounts in thousands)

Gain recognized in income	$3,908	$14,865	$5,657

The impact of net changes in the fair values of interest rate swaps in cash flow hedging relationships are summarized below:

	Year Ended December 31,
	2009	2008	2007
	(Amounts in thousands)

(Loss) gain reclassified from accumulated other comprehensive income into income for settlements, net of tax	$(5,980)	$2,863	$(1,553)
(Loss) gain recognized in other comprehensive income, net of tax	(2,473)	(1,243)	(5,458)

Cash flow hedging activity, net of tax	$3,507	$(4,106)	$(3,905)

Gains and losses recognized in our consolidated statements of income for forward exchange contracts and interest rate swaps are classified as other income (expense), net, and interest expense, respectively.

We expect to recognize (losses) gains of $(3.5) million and $0.3 million, net of deferred taxes, into earnings in 2010 and 2011, respectively, related to interest rate swap agreements based on their fair values at December 31, 2009.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	REALIGNMENT PROGRAMS

Initial Realignment Program

In February 2009, we announced our plan to incur up to $40 million in costs to reduce and optimize certain non-strategic manufacturing facilities and our overall cost structure by improving our operating efficiency, reducing redundancies, maximizing global consistency and driving improved financial performance (the “Initial Realignment Program”). The Initial Realignment Program consists of both restructuring and non-restructuring costs. Restructuring charges represent costs associated with the relocation of certain business activities, outsourcing of some business activities and facility closures. Non-restructuring charges, which represent the majority of the Initial Realignment Program, are costs incurred to improve operating efficiency and reduce redundancies and primarily represent employee severance. Substantially all expenses under the Initial Realignment Program were recognized during 2009. Expenses are reported in COS or SG&A, as applicable, in our consolidated statement of income.

Total Initial Realignment Program Charges

The following is a summary of total charges incurred related to the Initial Realignment Program:

				Subtotal—
	Flowserve	Flow	Flow	Reportable		Consolidated
	Pump	Control	Solutions	Segments	All Other	Total
	(Amounts in millions)

Restructuring Charges for 2009
COS	$10.8	$0.5	$0.7	$12.0	$0.7	$12.7
SG&A	0.2	0.2	0.6	1.0	—	1.0

	$11.0	$0.7	$1.3	$13.0	$0.7	$13.7

Non-restructuring Charges for 2009
COS	$3.1	$5.0	$4.4	$12.5	$—	$12.5
SG&A	2.6	3.8	4.2	10.6	0.8	11.4

	$5.7	$8.8	$8.6	$23.1	$0.8	$23.9

Total Initial Realignment Program Charges for 2009
COS	$13.9	$5.5	$5.1	$24.5	$0.7	$25.2
SG&A	2.8	4.0	4.8	11.6	0.8	12.4

	$16.7	$9.5	$9.9	$36.1	$1.5	$37.6

Total Expected Initial Realignment Program Charges(1)	$17.8	$9.5	$10.2	$37.5	$1.5	$39.0

(1)	Charges of $1.4 million related to the Initial Realignment Program are expected to be incurred in 2010.

Initial Realignment Program — Restructuring Charges

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

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring charges for the Initial Realignment Program are as follows:

		Contract	Asset
	Severance	Termination	Write-Downs	Other	Total
	(Amounts in thousands)

Total Restructuring Charges for 2009(1)
COS	$4,684	$834	$5,353	$1,797	$12,668
SG&A	989	—	—	46	1,035

Total	$5,673	$834	$5,353	$1,843	$13,703

Total Expected Restructuring Charges(2)	$5,673	$1,161	$5,501	$2,782	$15,117

(1)	Charges for 2009 are equal to charges incurred from inception of the Initial Realignment Program as the program began in 2009.

(2)	Charges of $1.4 million related to the Initial Realignment Program are expected to be incurred in 2010 .

The following represents the activity related to the restructuring reserve for the Initial Realignment Program:

		Contract
	Severance	Termination	Other	Total
	(Amounts in thousands)

Balance at December 31, 2008	$—	$—	$—	$—
Charges	5,673	834	1,843	8,350
Cash expenditures	(4,489)	(834)	(1,629)	(6,952)
Other non-cash adjustments, including currency	—	—	126	126

Balance at December 31, 2009	$1,184	$—	$340	$1,524

Subsequent Realignment Program

In October 2009, we announced our plan to commence additional realignment initiatives (the “Subsequent Realignment Program”) and incur additional costs to expand our efforts to optimize assets, reduce our overall cost structure, respond to reduced orders and enhance our customer-facing organization. The Subsequent Realignment Program began in the fourth quarter of 2009 and will continue into 2010. In January 2010, we announced our expectation to incur up to $20 million in total charges in 2010 related to our Initial and Subsequent Realignment Programs, with $1.4 million relating to the Initial Realignment Program, as noted above, and the remaining $18.6 million relating to the Subsequent Realignment Program. The $18.6 million of charges expected to be incurred in 2010, combined with the $30.5 million in charges incurred in 2009, as disclosed below, brings our total expected Subsequent Realignment Program charges to $49.1 million.

The Subsequent Realignment Program consists of both restructuring and non-restructuring costs. Restructuring charges, which represent the majority of the Subsequent Realignment Program, represent costs associated with the relocation of certain business activities, outsourcing of some business activities and facility closures. Non-restructuring charges are costs incurred to improve operating efficiency and reduce redundancies and primarily represent employee severance. Expenses are reported in COS or SG&A, as applicable, in our consolidated statement of income.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total Subsequent Realignment Program Charges

The following is a summary of total charges incurred related to the Subsequent Realignment Program:

Total Charges for 2009

				Subtotal—
	Flowserve	Flow	Flow	Reportable		Consolidated
	Pump	Control	Solutions	Segments	All Other	Total
	(Amounts in millions)

Restructuring Charges
COS	$3.5	$—	$4.2	$7.7	$—	$7.7
SG&A	3.1	—	6.3	9.4	1.4	10.8

	$6.6	$—	$10.5	$17.1	$1.4	$18.5

Non-restructuring Charges
COS	$6.3	$2.0	$0.2	$8.5	$0.1	$8.6
SG&A	3.4	—	—	3.4	—	3.4

	$9.7	$2.0	$0.2	$11.9	$0.1	$12.0

Total Subsequent Realignment Program Charges
COS	$9.8	$2.0	$4.4	$16.2	$0.1	$16.3
SG&A	6.5	—	6.3	12.8	1.4	14.2

	$16.3	$2.0	$10.7	$29.0	$1.5	$30.5

Total Expected Charges for Subsequent Realignment Program(1)
Restructuring Charges
COS	$6.1	$—	$4.9	$11.0	$—	$11.0
SG&A	3.3	—	6.3	9.6	1.4	11.0

	$9.4	$—	$11.2	$20.6	$1.4	$22.0

Non-restructuring Charges
COS	$7.2	$3.9	$0.3	$11.4	$0.1	$11.5
SG&A	3.4	—	—	3.4	—	3.4

	$10.6	$3.9	$0.3	$14.8	$0.1	$14.9

Total Subsequent Realignment Program Charges
COS	$13.3	$3.9	$5.2	$22.4	$0.1	$22.5
SG&A	6.7	—	6.3	13.0	1.4	14.4

	$20.0	$3.9	$11.5	$35.4	$1.5	$36.9

(1)	Total expected realignment charges represent management’s best estimate based on initiatives identified to date. As the execution of the Subsequent Realignment Program is in the early stages, these amounts do not include approximately $12 million anticipated to be incurred for initiatives that are currently under consideration. The nature of these additional charges cannot currently be determined.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsequent Realignment Program — Restructuring Charges

Restructuring charges incurred for the Subsequent Realignment Program in 2009 are as follows:

		Contract	Asset
	Severance	Termination	Write-Downs	Other	Total
	(Amounts in thousands)

Total Restructuring Charges for 2009(1)
COS	$6,970	$—	$699	$46	$7,715
SG&A	10,776	—	18	35	10,829

Total	$17,746	$—	$717	$81	$18,544

(1)	Charges for 2009 are equal to charges incurred from inception of the Subsequent Realignment Program as the program began in 2009.

		Contract	Asset
	Severance	Termination	Write-Downs	Other	Total
	(Amounts in thousands)

Total Expected Restructuring Charges(1)
COS	$7,279	$1,354	$1,529	$799	$10,961
SG&A	10,780	156	18	147	11,101

Total	$18,059	$1,510	$1,547	$946	$22,062

(1)	Total expected restructuring charges represent management’s best estimate of initiatives identified to date. As the execution of the Subsequent Realignment Program is in the early stages and certain realignment initiatives remain under consideration, the amount and nature of actual restructuring charges incurred could vary from total expected charges.

The following represents the activity related to the restructuring reserve for the Subsequent Realignment Program:

		Contract
	Severance	Termination	Other	Total
	(Amounts in thousands)

Balance at December 31, 2008	$—	$—	$—	$—
Charges	17,746	—	81	17,827

Balance at December 31, 2009	$17,746	$—	$81	$17,827

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments are presented at fair value in our consolidated balance sheets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models may be applied. Assets and liabilities recorded at fair value in our consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Hierarchical levels are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities. Recurring fair value measurements are limited to investments in derivative instruments and some equity securities. The fair value measurements of our derivative instruments are determined using models that maximize the use of the observable market inputs including interest rate curves and both forward and spot prices for currencies, and are classified as Level II under the fair value hierarchy. The fair values of our derivatives are

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included above in Note 7. The fair value measurements of our investments in equity securities are determined using quoted market prices. The fair values of our investments in equity securities, and changes thereto, are immaterial to our consolidated financial position and results of operations.

As discussed in Note 2 above, a liability of $4.4 million was initially recognized as an estimate of the acquisition date fair value of the contingent consideration. This liability was classified as Level III under the fair value hierarchy as it is based on the weighted probability as of the date of the acquisition of achievement of performance metrics, which was not observable in the market. As of December 31, 2009, this liability was reduced to $0 based on 2009 results and an updated weighted probability of achievement of performance metrics during the twelve months following the acquisition.

10.	DETAILS OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS

The following tables present financial information of certain consolidated balance sheet captions.

Accounts Receivable, net — Accounts receivable, net were:

	December 31,
	2009	2008
	(Amounts in thousands)

Trade receivables	$766,251	$766,294
Other receivables	44,240	65,895
Less: allowance for doubtful accounts	(18,769)	(23,667)

Accounts receivable, net	$791,722	$808,522

Property, Plant, and Equipment, net — Property, plant and equipment, net were:

	December 31,
	2009	2008
	(Amounts in thousands)

Land	$75,109	$70,906
Buildings, improvements, furniture and fixtures	542,488	512,186
Machinery, equipment, capital leases and construction in progress	578,402	559,134

Gross property, plant and equipment	1,195,999	1,142,226
Less: accumulated depreciation	(635,527)	(594,991)

Property, plant and equipment, net	$560,472	$547,235

Depreciation expense in the amount of $57.2 million, $52.6 million and $49.5 million for the years ended December 31, 2009, 2008 and 2007, respectively, is included in cost of sales in the consolidated statements of income, with the remaining depreciation expense included in selling, general and administrative expense.

Other Assets, net — Other assets, net were:

	December 31,
	2009	2008
	(Amounts in thousands)

Investments in equity method affiliates	$63,756	$56,185
Long-term receivables, net	38,824	37,609
Deferred compensation	16,150	16,074
Other	49,441	51,291

Other assets, net	$168,171	$161,159

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Other” assets include long-term tax receivables, deferred loan costs and other items, none of which individually exceed 5% of total assets.

Accrued Liabilities — Accrued liabilities were:

	December 31,
	2009	2008
	(Amounts in thousands)

Wages, compensation and other benefits	$233,551	$268,481
Cash dividends payable	16,225	14,965
Commissions and royalties	29,230	32,842
Customer advance payments	320,914	337,553
Progress billings in excess of accumulated costs	63,723	90,815
Warranty costs and late delivery penalties	63,918	59,754
Sales and use tax expense	11,730	10,833
Legal and environmental matters(1)	60,244	8,166
Income tax	2,846	51,222
Derivative liabilities	9,829	23,563
Other	104,735	68,905

Accrued liabilities	$916,945	$967,099

(1)	In 2009 legal and environmental matters includes a reserve related to our shareholder litigation, which is discussed further in Note 14.

“Other” accrued liabilities include professional fees, lease obligations, insurance, interest, freight, restructuring charges and other items, none of which individually exceed 5% of current liabilities. See Note 8 for additional information on our restructuring charges.

Retirement Obligations and Other Liabilities — Retirement obligations and other liabilities were:

	December 31,
	2009	2008
	(Amounts in thousands)

Pension and postretirement benefits	$206,341	$274,348
Deferred taxes	36,444	17,388
Deferred compensation	7,910	8,055
Insurance accruals	17,534	17,663
Legal and environmental	29,478	30,268
Uncertain tax positions	132,224	126,826
Other	19,760	21,335

Retirement obligations and other liabilities	$449,691	$495,883

11.	EQUITY METHOD INVESTMENTS

As of December 31, 2009, we had investments in seven joint ventures (one located in each of China, Japan, South Korea, Saudi Arabia and the United Arab Emirates and two located in India) that were accounted for using the

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equity method. Summarized below is combined income statement information, based on the most recent financial information (unaudited), for those investments:

	Year Ended December 31,
	2009	2008(1)	2007
	(Amounts in thousands)

Revenues	$208,544	$318,468	$382,974
Gross profit	75,285	85,051	96,935
Income before provision for income taxes	53,484	59,869	62,972
Provision for income taxes(2)	(15,051)	(14,615)	(20,200)

Net income	$38,433	$45,254	$42,772

	December 31,
	2009	2008(1)
	(Amounts in thousands)

Current assets	$148,932	$166,511
Noncurrent assets	49,173	43,444

Total assets	$198,105	$209,955

Current liabilities	$51,941	$77,482
Noncurrent liabilities	6,136	10,574
Shareholders’ equity	140,028	121,899

Total liabilities and shareholders’ equity	$198,105	$209,955

Reconciliation of net income per combined income statement information to equity in income from investees per our consolidated statements of income is as follows:

	Year Ended December 31,
	2009	2008(1)	2007
	(Amounts in thousands)

Equity income based on stated ownership percentages	$16,630	$18,971	$18,974
Adjustments due to currency translation, U.S. GAAP conformity, taxes on dividends and other adjustments	(794)	(2,008)	(279)

Net earnings from affiliates	$15,836	$16,963	$18,695

(1)	As discussed in Note 3, effective March 1, 2008, we purchased the remaining 50% interest in Niigata, resulting in the full consolidation of Niigata as of that date. Prior to this transaction, our 50% interest was recorded using the equity method of accounting. As a result, Niigata’s income statement information includes only the first two months of 2008.

(2)	The provision for income taxes is based on the tax laws and rates in the countries in which our investees operate. The taxation regimes vary not only by their nominal rates, but also by the allowability of deductions, credits and other benefits.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	DEBT AND LEASE OBLIGATIONS

Debt, including capital lease obligations, consisted of:

	December 31,
	2009	2008
	(Amounts in thousands)

Term Loan, interest rate of 1.81% and 2.99% at December 31, 2009 and 2008, respectively	$544,016	$549,697
Capital lease obligations and other borrowings	22,712	23,651

Debt and capital lease obligations	566,728	573,348
Less amounts due within one year	27,355	27,731

Total debt due after one year	$539,373	$545,617

Scheduled maturities of the Credit Facilities (as described below), as well as capital lease obligations and other borrowings, are:

		Capital Leases
	Term Loans	& Other	Total
	(Amounts in thousands)

2010	$5,682	$21,673	$27,355
2011	137,779	1,039	138,818
2012	400,555	—	400,555

Total	$544,016	$22,712	$566,728

Credit Facilities — Our credit facilities, as amended, are comprised of a $600.0 million secured term loan maturing on August 10, 2012 and a $400.0 million revolving line of credit, which can be utilized to provide up to $300.0 million in letters of credit, expiring on August 10, 2012. We hereinafter refer to these credit facilities collectively as our “Credit Facilities.” At both December 31, 2009 and 2008, we had no amounts outstanding under the revolving line of credit. We had outstanding letters of credit of $123.1 million and $104.2 million at December 31, 2009 and 2008, respectively, which reduced our borrowing capacity to $276.9 million and $295.8 million, respectively.

Borrowings under our Credit Facilities bear interest at a rate equal to, at our option, either (1) the base rate (which is based on greater of the prime rate most recently announced by the administrative agent under our Credit Facilities or the Federal Funds rate plus 0.50%) or (2) London Interbank Offered Rate (“LIBOR”) plus an applicable margin determined by reference to the ratio of our total debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), which as of December 31, 2009 was 0.875% and 1.5% for borrowings under our revolving line of credit and term loan, respectively. In connection with our Credit Facilities, we have entered into $385.0 million of notional amount of interest rate swaps at December 31, 2009 to hedge exposure to floating interest rates.

In addition, we pay lenders under the Credit Facilities a commitment fee equal to a percentage, determined by reference to the ratio of our total debt to consolidated EBITDA, of the unutilized portion of the revolving line of credit, and letter of credit fees with respect to each standby letter of credit outstanding under our Credit Facilities equal to a percentage based on the applicable margin in effect for LIBOR borrowings under the new revolving line of credit. The fees for financial and performance standby letters of credit are 0.875% and 0.4375%, respectively.

Our obligations under the Credit Facilities are unconditionally guaranteed, jointly and severally, by substantially all of our existing and subsequently acquired or organized domestic subsidiaries and 65% of the capital stock of certain foreign subsidiaries. In addition, prior to our obtaining and maintaining investment grade credit ratings,

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Our Credit Facilities include events of default usual for these types of credit facilities, including nonpayment of principal or interest, violation of covenants, incorrectness of representations and warranties, cross defaults and cross acceleration, bankruptcy, material judgments, Employee Retirement Income Security Act of 1974, as amended (“ERISA”) events, actual or asserted invalidity of the guarantees or the security documents, and certain changes of control of our company. The occurrence of any event of default could result in the acceleration of our and the guarantors’ obligations under the Credit Facilities. We complied with the covenants through December 31, 2009.

Repayment of obligations — We made scheduled repayments under our Credit Facilities of $5.7 million, $5.7 million, and $2.8 in 2009, 2008 and 2007, respectively. We made no mandatory repayments or optional prepayments in 2009, 2008 or 2007.

We may prepay loans under our Credit Facilities in whole or in part, without premium or penalty, at any time.

European Letter of Credit Facilities — Our ability to issue additional letters of credit under our previous European Letter of Credit Facility (“Old European LOC Facility”), which had a commitment of €110.0 million, expired November 9, 2009. We paid annual and fronting fees of 0.875% and 0.10%, respectively, for letters of credit written against the Old European LOC Facility. We had outstanding letters of credit written against the Old European LOC Facility of €77.9 million ($111.5 million) and €104.0 million ($145.2 million) as of December 31, 2009 and 2008, respectively.

On October 30, 2009, we entered into a new 364-day unsecured European Letter of Credit Facility (“New European LOC Facility”) with an initial commitment of €125.0 million. The New European LOC Facility is renewable annually and, consistent with the Old European LOC Facility, is used for contingent obligations in respect of surety and performance bonds, bank guarantees and similar obligations with maturities up to five years. We pay fees of 1.35% and 0.40% for utilized and unutilized capacity, respectively, under our New European LOC Facility. We had outstanding letters of credit drawn on the New European LOC Facility of €2.8 million ($4.0 million) as of December 31, 2009.

Certain banks are parties to both facilities and are managing their exposures on an aggregated basis. As such, the commitment under the New European LOC Facility is reduced by the face amount of existing letters of credit written against the Old European LOC Facility prior to its expiration. These existing letters of credit will remain outstanding, and accordingly offset the €125.0 million capacity of the New European LOC Facility until their maturity, which, as of December 31, 2009, was approximately two years for the majority of the outstanding existing letters of credit. After consideration of outstanding commitments under both facilities, the available capacity under the New European LOC Facility was €69.1 million as of December 31, 2009.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Leases — We have non-cancelable operating leases for certain offices, service and quick response centers, certain manufacturing and operating facilities, machinery, equipment and automobiles. Rental expense relating to operating leases was $49.0 million, $43.6 million and $39.3 million in 2009, 2008 and 2007, respectively.

The future minimum lease payments due under non-cancelable operating leases are (amounts in thousands):

Year Ended December 31,

2010	$42,582
2011	36,418
2012	28,453
2013	22,954
2014	13,089
Thereafter	30,559

Total minimum lease payments	$174,055

13.	PENSION AND POSTRETIREMENT BENEFITS

We sponsor several noncontributory defined benefit pension plans, covering substantially all U.S. employees and certain non-U.S. employees, which provide benefits based on years of service, age, job grade levels, and type of compensation. Retirement benefits for all other covered employees are provided through contributory pension plans, cash balance pension plans and government-sponsored retirement programs. All funded defined benefit pension plans receive funding based on independent actuarial valuations to provide for current service and an amount sufficient to amortize unfunded prior service over periods not to exceed 30 years, with funding falling within the legal limits prescribed by prevailing regulation. We also maintain unfunded defined benefit plans which, as permitted by local regulations, receive funding only when benefits become due.

Our defined benefit plan strategy is to ensure that current and future benefit obligations are adequately funded in a cost-effective manner. Additionally, our investing objective is to achieve the highest level of investment performance that is compatible with our risk tolerance and prudent investment practices. Because of the long-term nature of our defined benefit plan liabilities, our funding strategy is based on a long-term perspective for formulating and implementing investment policies and evaluating their investment performance.

The asset allocation of our defined benefit plans reflect our decision about the proportion of the investment in equity and fixed income securities, and, where appropriate, the various sub-asset classes of each. At least annually, we complete a comprehensive review of our asset allocation policy and the underlying assumptions, which includes our defined benefit plan liabilities and long-term capital markets rate of return assumptions and our risk tolerances.

The expected rates of return on defined benefit plan assets are derived from reviews of the asset allocation strategy, expected long-term performance of asset classes, risks and other factors adjusted for our specific investment strategy. These rates are impacted by changes in general market conditions, but because they are long-term in nature, short-term market changes do not significantly impact the rates.

We have a significant concentration of U.S. equity exposure in our defined benefit plan assets. However, we continue to monitor the allocations and manage the assets within acceptable levels of risk.

For all periods presented, we used a measurement date of December 31 for all of our worldwide pension and postretirement medical plans.

U.S. Defined Benefit Plans — We maintain qualified and non-qualified defined benefit pension plans in the U.S. The qualified plan provides coverage for substantially all full-time U.S. employees who receive benefits, up to an earnings threshold specified by the U.S. Department of Labor. The non-qualified plans primarily cover a small number of employees including current and former members of senior management, providing them with benefit

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

levels equivalent to other participants, but which are otherwise limited by U.S. Department of Labor rules. The U.S. plans are designed to operate as “cash balance” arrangements, under which the employee has the option to take a lump sum payment at the end of their service. The total accumulated benefit obligation is equivalent to the total projected benefit obligation (“Benefit Obligation”).

The following are assumptions related to the U.S. defined benefit pension plans:

	Year Ended December 31,
	2009	2008	2007

Weighted average assumptions used to determine Benefit Obligations:
Discount rate	5.50%	6.75%	6.25%
Rate of increase in compensation levels	4.80	4.80	4.50
Weighted average assumptions used to determine net pension expense:
Long-term rate of return on assets	7.75%	8.00%	7.75%
Discount rate	6.75	6.25	5.75
Rate of increase in compensation levels	4.80	4.50	4.50

At December 31, 2009 as compared to December 31, 2008, we decreased our discount rate from 6.75% to 5.50% based on an analysis of publicly-traded investment grade U.S. corporate bonds, which had a lower yield due to current market conditions. We maintained our average assumed rate of compensation at 4.8% at both December 31, 2009 and 2008. In determining 2009 expense, we decreased the expected rate of return on assets from 8.00% to 7.75%, primarily based on our target allocations and expected long-term asset returns. The long-term rate of return assumption is calculated using a quantitative approach that utilizes unadjusted historical returns and asset allocation as inputs for the calculation. As the expected rate of return on plan assets is long-term in nature, short-term market changes do not significantly impact the rate.

Net pension expense for the U.S. defined benefit pension plans (including both qualified and non-qualified plans) was:

	Year Ended December 31,
	2009	2008	2007
	(Amounts in thousands)

Service cost	$18,471	$16,685	$16,417
Interest cost	19,247	17,743	16,372
Expected return on plan assets	(22,152)	(20,150)	(17,006)
Amortization of unrecognized prior service benefit	(1,259)	(1,326)	(1,356)
Amortization of unrecognized net loss	6,502	4,607	6,115

U.S. net pension expense	$20,809	$17,559	$20,542

The estimated prior service benefit for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into U.S. pension expense in 2010 is $1.3 million. The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into U.S. pension expense in 2010 is $9.9 million. We amortize estimated prior service benefits and estimated net losses over the remaining expected service period.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the net pension liability for U.S. plans:

	December 31,
	2009	2008
	(Amounts in thousands)

Benefit Obligation	$345,981	$304,341
Plan assets, at fair value	306,288	196,042

Funded status	$(39,693)	$(108,299)

The following summarizes amounts recognized in the balance sheet for U.S. plans:

	December 31,
	2009	2008
	(Amounts in thousands)

Current liabilities	$(2,171)	$(368)
Noncurrent liabilities	(37,522)	(107,931)

Funded status	$(39,693)	$(108,299)

The following is a summary of the changes in the U.S. defined benefit plans’ pension obligations:

	December 31,
	2009	2008
	(Amounts in thousands)

Beginning Benefit Obligations	$304,341	$297,319
Service cost	18,471	16,685
Interest cost	19,247	17,743
Plan amendments	100	737
Actuarial loss (gain)	28,989	(8,134)
Benefits paid	(25,167)	(20,009)

Ending Benefit Obligations	$345,981	$304,341

Accumulated benefit obligations	$345,981	$304,341

The following table summarizes the expected cash activity for the U.S. defined benefit pension plans in the future (amounts in millions):

Expected benefit payments:
2010	$31.7
2011	30.8
2012	32.8
2013	35.2
2014	33.7
2015-2019	188.3

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in Benefit Obligations for U.S. plans, net of tax:

	Year Ended December 31,
	2009	2008	2007
	(Amounts in thousands)

Balance — January 1	$(108,104)	$(48,741)	$(55,682)
Amortization of net loss	4,280	2,866	3,593
Amortization of prior service benefit	(829)	(825)	(797)
Net gain (loss) arising during the year	773	(60,945)	4,532
New prior service cost arising during the year	(66)	(459)	(387)

Balance — December 31	$(103,946)	$(108,104)	$(48,741)

	December 31,
	2009	2008
	(Amounts in thousands)

Unrecognized net loss	$(105,700)	$(110,720)
Unrecognized prior service benefit	1,754	2,616

Accumulated other comprehensive loss, net of tax:	$(103,946)	$(108,104)

The following is a reconciliation of the U.S. defined benefit pension plans’ assets:

	December 31,
	2009	2008
	(Amounts in thousands)

Beginning plan assets	$196,043	$251,215
Return on plan assets(1)	52,315	(85,960)
Company contributions	83,097	50,797
Benefits paid	(25,167)	(20,009)

Ending plan assets	$306,288	$196,043

(1)	The significant decline in return on plan assets in 2008 is primarily a result of 2008 declines in global debt and equity markets. and will be amortized to income over the remaining expected service period.

We contributed $83.1 million and $50.8 million to the U.S. defined benefit pension plans during 2009 and 2008, respectively. These payments exceeded the minimum funding requirements mandated by the U.S. Department of Labor rules. Our estimated contribution in 2010 is expected to be between $30 million and $40 million, excluding direct benefits paid.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All U.S. defined benefit plan assets are held by the qualified plan. The asset allocation for the qualified plan at the end of 2009 and 2008 by asset category, are as follows:

	Target Allocation		Percentage of Actual Plan Assets
	at December 31,		at December 31,
Asset category	2009	2008	2009	2008

U.S. Large Cap	38%		39%
U.S. Small Cap	6%		6%
International Large Cap	11%		11%

Equity securities	55%	65%	56%	66%

Long-Term Government / Credit	11%		11%
Intermediate Bond	33%		32%

Fixed income	44%	35%	43%	30%

Multi-strategy hedge fund	1%		1%
Other	0%		0%

Other	1%	0%	1%	4%

None of our common stock is directly held by our qualified plan. Our investment strategy is to earn a long-term rate of return consistent with an acceptable degree of risk and minimize our cash contributions over the life of the plan, while taking into account the liquidity needs of the plan. We preserve capital through diversified investments in high quality securities. Our current allocation target is to invest approximately 55% of plan assets in equity securities and 45% in fixed income securities. Within each investment category, assets are allocated to various investment strategies. A professional money management firm manages our assets, and we engage a consultant to assist in evaluating these activities. We periodically review the allocation target, generally in conjunction with an asset and liability study and in consideration of our future cash flow needs. We regularly rebalance the actual allocation to our target investment allocation.

Plan assets are invested in commingled funds and the individual funds are actively managed with the intent to outperform specified benchmarks. Our “Pension and Investment Committee” is responsible for setting the investment strategy and the target asset allocation, as well as selecting individual funds. As the qualified plan is approaching fully funded status, we are working toward the implementation of a Liability-Driven Investing (“LDI”) strategy, which will more closely align the duration of the assets with the duration of the liabilities. An LDI strategy will result in an asset portfolio that more closely matches the behavior of the liability, thereby protecting the funded status of the plan.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The plan’s financial instruments, shown below, are presented at fair value. See Note 1 for further discussions on how the hierarchical levels of the fair values of the Plan’s investments are determined. The fair values of our U.S. defined benefit plan assets at December 31, 2009 were:

		Hierarchical Levels
	Total	I	II	III
	(Amounts in thousands)

Cash	$—	$—	$—	$—
Commingled Funds:
Equity securities
U.S. Large Cap(a)	118,534	—	118,534	—
U.S. Small Cap(b)	19,008	—	19,008	—
International Large Cap(c)	33,912	—	33,912	—
Fixed income securities
Long-Term Government / Credit(d)	32,167	—	32,167	—
Intermediate Bond(e)	99,431	—	99,431	—
Other types of investments
Multi-strategy hedge fund(f)	2,656	—	—	2,656
Other(g)	580	—	—	580

	$306,288	$—	$303,052	$3,236

(a)	U.S. Large Cap funds seek to outperform the Russell 1000 (R) Index with investments in 1,000 large and medium capitalization U.S. companies represented in the Russell 1000 (R) Index, which is composed of the largest 1,000 U.S. equities in the Russell 3000 (R) Index as determined by market capitalization. The Russell 3000 (R) Index is composed of the largest U.S. equities and the smallest 2000 U.S. equities as determined by market capitalization.

(b)	U.S. Small Cap funds seek to outperform the Russell 2000 (R) Index with investments in medium and small capitalization U.S. companies, represented in the Russell 2000 (R) Index, which is composed of the smallest 2,000 U.S. equities in the Russell 3000 (R) Index as determined by market capitalization.

(c)	International Large Cap funds seek to outperform the MSCI Europe, Australia, and Far East Index with investments in most of the developed nations of the world so as to maintain a high degree of diversification among countries and currencies.

(d)	Long-Term Government/Credit funds seek to outperform the Barclays Capital U.S. Long-Term Government/Credit Index by generating excess return through a variety of diversified strategies in securities with longer durations, such as sector rotation, security selection and tactical use of high-yield bonds.

(e)	Intermediate Bonds seek to outperform the Barclays Capital U.S. Aggregate Bond Index by generating excess return through a variety of diversified strategies in securities with short to intermediate durations, such as sector rotation, security selection and tactical use of high-yield bonds.

(f)	Multi-strategy hedge fund represents a fund of hedge funds that invest in a variety of private equity funds and real estate. Level III rollforward details have not been provided due to immateriality.

(g)	Details, including Level III rollforward details, have not been provided due to immateriality.

Non-U.S. Defined Benefit Plans — We maintain defined benefit pension plans, which cover some or all of the employees in the following countries: Austria, France, Germany, India, Indonesia, Italy, Japan, Mexico, the Netherlands, Sweden and United Kingdom (“U.K.”). The assets in the U.K. (two plans) and Netherlands (one plan) represent 97% of the total non-U.S. plan assets (“non-U.S. assets”). Details of other countries’ assets have not been provided due to immateriality.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following are assumptions related to the non-U.S. defined benefit pension plans:

	Year Ended December 31,
	2009	2008	2007

Weighted average assumptions used to determine Benefit Obligations:
Discount rate	5.41%	5.47%	5.61%
Rate of increase in compensation levels	3.58	3.07	3.32
Weighted average assumptions used to determine net pension expense:
Long-term rate of return on assets	4.38%	4.35%	5.91%
Discount rate	5.47	5.61	4.78
Rate of increase in compensation levels	3.07	3.32	3.23

At December 31, 2009 as compared to December 31, 2008, we decreased our average discount rate for non-U.S. plans from 5.47% to 5.41% based primarily on lower applicable iBoxx corporate AA bond indices for the U.K. and the Euro zone. In determining 2009 expense, we increased our average rate of return on assets from 4.35% at December 31, 2008 to 4.38% at December 31, 2009. As the expected rate of return on plan assets is long-term in nature, short-term market changes do not significantly impact the rates.

Many of our non-U.S. defined benefit plans are unfunded, as permitted by local regulation. The expected long-term rate of return on assets for funded plans was determined by assessing the rates of return for each asset class and is calculated using a quantitative approach that utilizes unadjusted historical returns and asset allocation as inputs for the calculation. We work with our actuaries to determine the reasonableness of our long-term rate of return assumptions by looking at several factors including historical returns, expected future returns, asset allocation, risks by asset class and other items.

Net pension expense for non-U.S. defined benefit pension plans was:

	Year Ended December 31,
	2009	2008	2007
	(Amounts in thousands)

Service cost	$3,950	$3,631	$4,576
Interest cost	12,099	13,372	12,466
Expected return on plan assets	(4,373)	(5,429)	(7,516)
Amortization of unrecognized net loss	2,604	375	1,715
Settlement and other	607	40	363

Non-U.S. net pension expense	$14,887	$11,989	$11,604

The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into non-U.S. expense in 2010 is $2.5 million. We amortize estimated prior service benefits and estimated net losses over the remaining expected service period or over the remaining expected lifetime of inactive participants for plans with only inactive participants.

The following summarizes the net pension liability for non-U.S. plans:

	December 31,
	2009	2008
	(Amounts in thousands)

Benefit Obligation	$260,765	$228,070
Plan assets, at fair value	120,897	92,935

Funded status	$(139,868)	$(135,135)

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes amounts recognized in the balance sheet for non-U.S. plans:

	Year Ended December 31,
	2009	2008
	(Amounts in thousands)

Noncurrent assets	$86	$446
Current liabilities	(7,411)	(6,686)
Noncurrent liabilities	(132,543)	(128,895)

Funded status	$(139,868)	$(135,135)

The following is a reconciliation of the non-U.S. plans’ defined benefit pension obligations:

	December 31,
	2009	2008
	(Amounts in thousands)

Beginning Benefit Obligations	$228,070	$257,664
Service cost	3,950	3,631
Interest cost	12,099	13,372
Employee contributions	613	709
Plan amendments, curtailments and other	236	—
Actuarial loss(1)	15,393	8,986
Net benefits and expenses paid	(14,285)	(15,063)
Currency translation impact(2)	14,689	(41,229)

Ending Benefit Obligations	$260,765	$228,070

Accumulated benefit obligations	$237,120	$211,699

(1)	The actuarial losses primarily reflect the impact of assumption changes in the plans in the U.K and experience losses.

(2)	The currency translation impact in 2009 as compared with 2008 reflects the weakening of the U.S. dollar exchange rate against our significant currencies, primarily the British Pound and the Euro.

The following table summarizes the expected cash activity for the non-U.S. defined benefit plans in the future (amounts in millions):

Expected benefit payments:
2010	$13.8
2011	14.0
2012	14.4
2013	15.2
2014	16.4
2015-2019	91.9

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in Benefit Obligations for non-U.S. plans, net of tax:

	Year Ended December 31,
	2009	2008	2007
	(Amounts in thousands)

Balance — January 1	$(34,156)	$(22,695)	$(38,045)
Amortization of net loss	2,049	255	1,578
Net (loss) gain arising during the year	(5,018)	(18,001)	14,817
Settlement loss	426	—	—
Currency translation impact	(2,950)	6,285	(1,045)

Balance — December 31	$(39,649)	$(34,156)	$(22,695)

	December 31,
	2009	2008
	(Amounts in thousands)

Unrecognized net loss	$(39,649)	$(34,156)

Accumulated other comprehensive loss, net of tax:	$(39,649)	$(34,156)

The following is a reconciliation of the non-U.S. plans’ defined benefit pension assets:

	December 31,
	2009	2008
	(Amounts in thousands)

Beginning plan assets	$92,935	$131,128
Return on plan assets(1)	13,569	(14,909)
Employee contributions	613	709
Company contributions	18,095	20,234
Currency translation impact(2)and other	8,991	(29,164)
Net benefits and expenses paid	(13,306)	(15,063)

Ending plan assets	$120,897	$92,935

(1)	The significant decline in return on plan assets in 2008 is primarily a result of 2008 declines in global debt and equity markets.

(2)	The currency translation impact in 2009 as compared with 2008 reflects the weakening of the U.S. dollar exchange rate against our significant currencies, primarily the British Pound and the Euro.

Our contributions to non-U.S. defined benefit pension plans in 2010 are expected to be approximately $10 million, excluding direct benefits paid.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The asset allocations for the non-U.S. defined benefit pension plans at the end of 2009 and 2008 are as follows:

	Target Allocation at		Percentage of Actual Plan
	December 31,		Assets at December 31,
Asset category	2009	2008	2009	2008

North American Companies	5%		5%
U.K. Companies	27%		27%
European Companies	8%		8%
Asian Pacific Companies	5%		5%
Global Equity	3%		3%
Emerging Markets	0%		0%

Equity securities	48%	48%	48%	47%

U.K. Government Gilt Index	19%		19%
U.K. Corporate Bond Index	15%		15%
Global Fixed Income Bond	15%		15%

Fixed income	49%	51%	49%	51%

Other	3%	1%	3%	2%

None of our common stock is held directly by these plans. In all cases, our investment strategy for these plans is to earn a long-term rate of return consistent with an acceptable degree of risk and minimize our cash contributions over the life of the plan, while taking into account the liquidity needs of the plan and the legal requirements of the particular country. We preserve capital through diversified investments in high quality securities.

Asset allocation differs by plan based upon the plan’s Benefit Obligation to participants, as well as the results of asset and liability studies that are conducted for each plan and in consideration of our future cash flow needs. Professional money management firms manage plan assets and we engage consultants in the U.K. and Netherlands to assist in evaluation of these activities. The assets of the U.K. plans are overseen by a group of Trustees who review the investment strategy, asset allocation and fund selection. These assets are passively managed as they are invested in index funds that attempt to match the performance of the specified benchmark index. The assets of the Netherlands plan are independently managed by an outside service provider.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the non-U.S.assets at December 31, 2009 were:

		Hierarchical Levels
	Total	I	II	III
	(Amounts in thousands)

Cash	$—	$—	$—	$—
Commingled Funds:
Equity securities
North American Companies(a)	6,209	—	6,209	—
U.K. Companies(b)	32,665	—	32,665	—
European Companies(c )	9,078	—	9,078	—
Asian Pacific Companies(d)	6,372	—	6,372	—
Global Equity(e)	3,327	—	3,327	—
Emerging Markets(f)	305	—	305	—
Fixed income securities
U.K. Government Gilt Index(g)	22,692	—	22,692	—
U.K. Corporate Bond Index(h)	18,599	—	18,599	—
Global Fixed Income Bond(i)	18,469	—	18,469	—
Other(j)	3,181	—	—	3,181

	$120,897	$—	$117,716	$3,181

(a)	North American Companies represents U.S. and Canadian large cap equity index funds, which are passively managed and track their respective benchmarks (FTSE All-World USA Index and FTSE All-World Canada Index).

(b)	U.K. Companies represents a U.K. equity index fund, which is passively managed and tracks the FTSE All-Share Index.

(c)	European companies represents a European equity index fund, which is passively managed and tracks the FTSE All-World Developed Europe Ex-U.K. Index.

(d)	Asian Pacific Companies represents Japanese and Pacific Rim equity index funds, which are passively managed and track their respective benchmarks (FTSE All-World Japan Index and FTSE All-World Developed Asia Pacific Ex-Japan Index).

(e)	Global Equity represents actively managed, global equity funds taking a top-down strategic view on the different regions by analyzing companies based on fundamentals, market-driven, thematic and quantitative factors to generate alpha.

(f)	Emerging Markets represents a diversified portfolio of shares issued by companies in any developing or emerging country of Latin America, Asia, Eastern Europe, the Middle East, and Africa using a bottom-up stock selection process.

(g)	U.K. Government Gilt Index represents U.K. government issued fixed income investments which are passively managed and track the respective benchmarks (FTSE U.K. Gilts Index-Linked Over 5 Years Index and FTSE U.K. Gilts Over 15 Years Index).

(h)	U.K. Corporate Bond Index represents U.K. corporate bond investments, which are passively managed and track the iBoxx Over 15 years £ Non-Gilts Index.

(i)	Global Fixed Income Bond represents actively managed, diversified fixed income investment funds, primarily invested in traditional government bonds, high-quality corporate bonds, asset backed securities, in addition to emerging market debt and high yield corporates.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(j)	Includes assets held by plans outside the U.K. and Netherlands. Details, including Level III rollforward details, have not been provided due to immateriality.

Defined Benefit Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets  — The following summarizes key pension plan information regarding U.S. and non-U.S. plans whose accumulated benefit obligations exceed the fair value of their respective plan assets.

	December 31,
	2009	2008
	(Amounts in thousands)

Benefit Obligation	$504,312	$530,944
Accumulated benefit obligation	496,657	515,128
Fair value of plan assets	337,310	287,113

Postretirement Medical Plans — We sponsor several defined benefit postretirement medical plans covering most current retirees and a limited number of future retirees in the U.S. These plans provide for medical and dental benefits and are administered through insurance companies and health maintenance organizations. The plans include participant contributions, deductibles, co-insurance provisions and other limitations and are integrated with Medicare and other group plans. We fund the plans as benefits and health maintenance organization premiums are paid, such that the plans hold no assets in any period presented. Accordingly, we have no investment strategy or targeted allocations for plan assets. Benefits under our postretirement medical plans are not available to new employees or most existing employees.

The following are assumptions related to the postretirement benefits:

	Year Ended December 31,
	2009	2008	2007

Weighted average assumptions used to determine Benefit Obligations:
Discount rate	5.25%	6.50%	6.25%
Weighted average assumptions used to determine net expense:
Discount rate	6.50%	6.25%	5.75%
Expected return on plan assets	—	—	—

The assumed ranges for the annual rates of increase in medical costs used to determine net expense were 9.0% for 2009, 7.8% for 2008 and 8.8% for 2007, with a gradual decrease to 5.0% for 2031 and future years.

Net postretirement benefit expense for postretirement medical plans was:

	Year Ended December 31,
	2009	2008	2007
	(Amounts in thousands)

Service cost	$42	$67	$87
Interest cost	2,493	3,531	3,675
Amortization of unrecognized prior service benefit	(1,974)	(2,514)	(4,285)
Amortization of unrecognized net (gain) loss	(2,903)	33	466

Net postretirement benefit (income) expense	$(2,342)	$1,117	$(57)

The estimated prior service benefit for postretirement medical plans that will be amortized from accumulated other comprehensive loss into U.S. pension expense in 2010 is $1.9 million. The estimated net gain for postretirement medical plans that will be amortized from accumulated other comprehensive loss into U.S. expense in 2010 is $2.3 million.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the accrued postretirement benefits liability for the postretirement medical plans:

	December 31,
	2009	2008
	(Amounts in thousands)

Postretirement Benefit Obligation	$40,170	$43,064

Funded status	$(40,170)	$(43,064)

The following summarizes amounts recognized in the balance sheet for postretirement benefits:

	December 31,
	2009	2008
	(Amounts in thousands)

Current liabilities	$(4,924)	$(6,199)
Noncurrent liabilities	(35,246)	(36,865)

Funded status	$(40,170)	$(43,064)

The following is a reconciliation of the postretirement Benefits Obligation:

	Year Ended December 31,
	2009	2008
	(Amounts in thousands)

Beginning postretirement Benefit Obligation	$43,064	$62,267
Service cost	42	67
Interest cost	2,493	3,531
Employee contributions	2,709	2,935
Medicare subsidies receivable	472	500
Actuarial gain(1)	(1,610)	(19,412)
Net benefits and expenses paid	(7,000)	(6,824)

Ending postretirement Benefit Obligation	$40,170	$43,064

(1)	The actuarial gain in 2008 primarily reflects the impact of the changes in assumptions related to employee retention rates in the plans based on recent trends.

The following presents expected benefit payments for future periods (amounts in millions):

	Expected	Medicare
	Payments	Subsidy

2010	$5.1	$0.1
2011	4.7	0.1
2012	4.2	0.1
2013	3.9	0.1
2014	3.5	0.1
2015-2018	13.9	0.7

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in Benefit Obligations for postretirement benefits, net of tax:

	Year Ended December 31,
	2009	2008	2007
	(Amounts in thousands)

Balance — January 1	$13,183	$2,336	$445
Amortization of net (gain) loss	(2,016)	21	299
Amortization of prior service benefit	(1,371)	(1,611)	(2,745)
Net gain arising during the year	1,119	12,437	4,337

Balance — December 31	$10,915	$13,183	$2,336

	December 31,
	2009	2008
	(Amounts in thousands)

Unrecognized net gain	$8,698	$9,666
Unrecognized prior service benefit	2,217	3,517

Accumulated other comprehensive income, net of tax:	$10,915	$13,183

We made contributions to the postretirement medical plans to pay benefits of $3.8 million in 2009, $3.9 million in 2008 and $6.6 million in 2007. Because the postretirement medical plans are unfunded, we make contributions as the covered individuals’ claims are approved for payment. Accordingly, contributions during any period are directly correlated to the benefits paid.

Assumed health care cost trend rates have an effect on the amounts reported for the postretirement medical plans. A one-percentage point change in assumed health care cost trend rates would have the following effect on the 2009 reported amounts (in thousands):

	1% Increase	1% Decrease

Effect on postretirement Benefit Obligation	$366	$(344)
Effect on service cost plus interest cost	43	(39)

Defined Contribution Plans — We sponsor several defined contribution plans covering substantially all U.S. and Canadian employees and certain other non-U.S. employees. Employees may contribute to these plans, and these contributions are matched in varying amounts by us, including opportunities for discretionary matching contributions by us. Defined contribution plan expense was $13.6 million in 2009, $13.0 million in 2008 and $8.0 million in 2007. In 2008, we discontinued discretionary contributions for the defined contribution plan in the U.S., and increased our matching contributions by 25%.

Participants in the U.S. defined contribution plan have the option to invest in our common stock and discretionary contributions by us were previously funded with our common stock; therefore, the plan assets include such holdings of our common stock.

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

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Shareholder Litigation — Pending Settlement

In 2003, related lawsuits were filed in federal court in the Northern District of Texas, alleging that we violated federal securities laws. After these cases were consolidated, the lead plaintiff amended its complaint several times. The lead plaintiff’s last pleading was the fifth consolidated amended complaint (the “Complaint”). The Complaint alleged that federal securities violations occurred between February 6, 2001 and September 27, 2002 and named as defendants our company, C. Scott Greer, our former Chairman, President and Chief Executive Officer, Renee J. Hornbaker, our former Vice President and Chief Financial Officer, PricewaterhouseCoopers LLP, our independent registered public accounting firm, and Banc of America Securities LLC and Credit Suisse First Boston LLC, which served as underwriters for our two public stock offerings during the relevant period. The Complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rule 10b-5 thereunder, and Sections 11 and 15 of the Securities Act of 1933 (the “Securities Act”). The lead plaintiff sought unspecified compensatory damages, forfeiture by Mr. Greer and Ms. Hornbaker of unspecified incentive-based or equity-based compensation and profits from any stock sales and recovery of costs. By orders dated November 13, 2007 and January 4, 2008, the District Court denied the plaintiffs’ motion for class certification and granted summary judgment in favor of the defendants on all claims. The plaintiffs appealed both rulings to the federal Fifth Circuit Court of Appeals (“Court of Appeals”), and on June 19, 2009, the Court of Appeals issued an opinion vacating the District Court’s denial of class certification, reversing in part and vacating in part the District Court’s entry of summary judgment. As a result of the Court of Appeals’ opinion, the case was remanded to the District Court for further proceedings consistent with the opinion and further consideration of certain issues, including whether the plaintiffs can demonstrate that the case should be certified as a class action.

The parties have engaged in discussions following the issuance of the Court of Appeals’ opinion in furtherance of an amicable resolution of the case, which resulted in a stipulation of settlement being executed and filed with the District Court. The settlement is subject to various customary conditions, including preliminary approval by the District Court, notice to class members, class member opt-out thresholds, a final hearing and final approval by the District Court. We recognized a charge of $7.5 million related to increased fees and accrued resolution costs in the third quarter of 2009, bringing our total charges for this matter to $13.5 million, which represents our net obligation, after payments to be made directly by our insurance carriers under the pending settlement, to the $55 million total settlement amount. Our total obligation under the pending settlement is reflected in accrued liabilities in our consolidated balance sheet, with a corresponding amount in prepaid expenses and other for the amount to be paid on our behalf by our insurance carriers. If the settlement conditions are not resolved and the litigation proceeds, we continue to believe we have valid defenses to the claims asserted, and we will continue to vigorously defend this case.

United Nations Oil-for-Food Program

We believe that a confidential French investigation may still be ongoing relating to products that two of our foreign subsidiaries delivered to Iraq from 1996 through 2003 under the United Nations Oil-for-Food Program. Accordingly, we cannot predict the outcome of the French investigation at this time. We currently do not expect to incur additional case resolution costs of a material amount in this matter; however, if the French authorities take enforcement action against us regarding its investigation, we may be subject to additional monetary and non-monetary penalties.

In addition to the governmental investigation referenced above, on June 27, 2008, the Republic of Iraq filed a civil suit in federal court in New York against 93 participants in the United Nations Oil-for-Food Program, including

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Flowserve and our two foreign subsidiaries that participated in the program. We intend to vigorously contest the suit, and we believe that we have valid defenses to the claims asserted. However, we cannot predict the outcome of the suit at the present time or whether the resolution of this suit will have a material adverse financial impact on our company.

Export Compliance

In March 2006, we initiated a voluntary process to determine our compliance posture with respect to United States (“U.S.”) export control and economic sanctions laws and regulations. Upon initial investigation, it appeared that some product transactions and technology transfers were not handled in full compliance with U.S. export control laws and regulations. As a result, in conjunction with outside counsel, we conducted a voluntary systematic process to further review, validate and voluntarily disclose export violations discovered as part of this review process. We completed our comprehensive disclosures to the appropriate U.S. government regulatory authorities at the end of 2008, and we continue to work with those authorities to supplement and clarify specific aspects of those disclosures. Based on our review of the data collected, during the self-disclosure period of October 1, 2002 through October 1, 2007, a number of process pumps, valves, mechanical seals and parts related thereto were exported, in limited circumstances, without required export or reexport licenses or without full compliance with all applicable rules and regulations to a number of different countries throughout the world, including certain U.S. sanctioned countries. The foregoing information is subject to revision as we further review this submittal with applicable U.S. regulatory authorities.

We have taken a number of actions to increase the effectiveness of our global export compliance program. This has included increasing the personnel and resources dedicated to export compliance, providing additional export compliance tools to employees, improving our export transaction screening processes and enhancing the content and frequency of our export compliance training programs.

Any self-reported violations of U.S. export control laws and regulations may result in civil or criminal penalties, including fines and/or other penalties. We are currently engaged in discussions with U.S. regulators about such penalties as part of our effort to resolve this matter; however, while we currently do not believe any such penalties will have a material adverse impact on our company, we are currently unable to definitively determine the full extent or nature or total amount of penalties to which we might be subject as a result of any such self-reported violations of the U.S. export control laws and regulations.

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

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We have recorded reserves for product warranty claims that are included in both current and non-current liabilities. The following is a summary of the activity in the warranty reserve:

	2009	2008	2007
	(Amounts in thousands)

Balance — January 1	$36,936	$34,471	$29,314
Accruals for warranty expense, net of adjustments	34,456	32,428	25,637
Settlements made	(33,368)	(29,963)	(20,480)

Balance — December 31	$38,024	$36,936	$34,471

16.	SHAREHOLDERS’ EQUITY

On February 23, 2009, our Board of Directors authorized an increase in our quarterly cash dividend to $0.27 per share from $0.25 per share, effective for the first quarter of 2009. On February 22, 2010, our Board of Directors authorized an increase in the payment of quarterly dividends on our common stock from $0.27 per share to $0.29 per share payable quarterly beginning on April 7, 2010. Generally, our dividend date-of-record is in the last month of the quarter, and the dividend is paid the following month.

On February 26, 2008 our Board of Directors authorized a program to repurchase up to $300.0 million of our outstanding common stock over an unspecified time period, and the program commenced in the second quarter of 2008. We repurchased 544,500 and 1,741,100 shares for $40.9 million and $165.0 million during 2009 and 2008, respectively. To date, we have repurchased a total of 2,285,600 shares for $205.9 million under this program.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	INCOME TAXES

The provision for income taxes consists of the following:

	Year Ended December 31,
	2009	2008	2007
	(Amounts in thousands)

Current:
U.S. federal	$19,544	$11,612	$24,640
Non-U.S.	125,160	135,797	100,601
State and local	6,566	5,172	3,211

Total current	151,270	152,581	128,452
Deferred:
U.S. federal	3,842	3,250	5,571
Non-U.S.	1,118	(6,462)	(22,106)
State and local	230	(1,648)	(7,623)

Total deferred	5,190	(4,860)	(24,158)

Total provision	$156,460	$147,721	$104,294

The expected cash payments for the current federal income tax expense for 2009, 2008 and 2007 were reduced by approximately $0.4 million, $12.2 million and $12.4 million, respectively, as a result of tax deductions related to the exercise of non-qualified employee stock options and the vesting of restricted stock. The income tax benefit resulting from these stock-based compensation plans has increased capital in excess of par value.

The provision for income taxes differs from the statutory corporate rate due to the following:

	Year Ended December 31,
	2009	2008	2007
	(Amounts in millions)

Statutory federal income tax at 35%	$204.7	$207.5	$126.7
Foreign impact, net	(49.1)	(50.8)	(20.3)
Change in valuation allowances	(1.1)	(6.5)	(11.0)
State and local income taxes, net	6.8	3.5	3.2
Meals and entertainment	0.9	1.2	0.9
Other	(5.7)	(7.2)	4.8

Total	$156.5	$147.7	$104.3

Effective tax rate	26.8%	24.9%	28.8%

The net increase (decrease) in valuation allowances in the rate reconciliation above includes a net increase (reduction) of foreign valuation allowances of $0.9 million, $(8.2) million and $(11.1) million in 2009, 2008 and 2007, respectively.

The 2009 effective tax rate differed from the federal statutory rate of 35% primarily due to the net impact of foreign operations, which includes the impacts of lower foreign tax rates and changes in our reserves established for uncertain tax positions.

The 2008 effective tax rate differed from the federal statutory rate of 35% primarily due to the net impact of foreign operations which includes the impacts of lower foreign tax rates, changes in our reserves established for uncertain tax positions pursuant to ASC 740, benefits arising from our permanent reinvestment in foreign

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsidiaries, changes in valuation allowance estimates and a favorable tax ruling in Luxembourg. The net impact of discrete items included in the discussion above was approximately $22 million.

The 2007 effective tax rate differed from the federal statutory rate of 35% primarily due to the net impact of foreign operations, which includes the impacts of lower foreign tax rates and the net favorable results from various tax audits, and changes in valuation allowance estimates. These improvements were partially offset by additional reserves established for uncertain tax positions.

We do not assert permanent reinvestment on the majority of our unremitted foreign earnings. However, we do assert permanent reinvestment on certain portions of our initial invested capital in various foreign subsidiaries. During each of the three years reported in the period ended December 31, 2009, we have not recognized any net deferred tax assets attributable to excess foreign tax credits on unremitted earnings or foreign currency translation adjustments in our foreign subsidiaries with excess financial reporting basis. We had cash and deemed dividend distributions from our foreign subsidiaries that resulted in the recognition of approximately $(2.4) million, $27.1 million and $7.5 million of income tax (benefit) expense during the years ended December 31, 2009, 2008 and 2007, respectively. As we have not recorded a benefit for the excess foreign tax credits associated with deemed repatriation of unremitted earnings, these credits are not available to offset the liability associated with these dividends.

The American Jobs Creation Act of 2004 provides a deduction for income from qualified domestic production activities, which is being phased in from 2005 through 2010. This manufacturing deduction had only a minor impact to our tax rates. The effect on future tax rates has not yet been quantified. The tax deduction on qualified production activities will be treated as a special deduction pursuant to ASC 740. As such, the special deduction will be reported in the period in which the deduction is claimed on our tax return.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities were:

	December 31,
	2009	2008
	(Amounts in thousands)

Deferred tax assets related to:
Retirement benefits	$45,835	$56,119
Net operating loss carryforwards	32,971	31,305
Compensation accruals	64,905	67,386
Inventories	35,680	29,530
Credit carryforwards	16,906	3,502
Warranty and accrued liabilities	30,488	25,273
Unrealized foreign exchange gain	976	3,825
Restructuring charge	2,938	762
Other	12,485	10,588

Total deferred tax assets	243,184	228,290
Valuation allowances	(17,292)	(17,208)

Net deferred tax assets	225,892	211,082

Deferred tax liabilities related to:
Property, plant and equipment	(18,175)	(13,789)
Goodwill and intangibles	(81,910)	(65,396)
Foreign equity investments	(5,540)	(4,501)

Total deferred tax liabilities	(105,625)	(83,686)

Deferred tax assets, net	$120,267	$127,396

We have approximately $158.4 million of U.S. and foreign net operating loss carryforwards at December 31, 2009. Of this total, $37.7 million are state net operating losses. Net operating losses generated in the U.S., if unused, will expire in 2010 through 2026. The majority of our non-U.S. net operating losses carry forward without expiration. Additionally, we have $9.8 million of foreign tax credit carryforwards at December 31, 2009, expiring in 2018 through 2019 for which $0.4 million in valuation allowance reserves have been recorded.

Earnings before income taxes comprised:

	Year Ended December 31,
	2009	2008	2007
	(Amounts in thousands)

U.S.	$142,783	$129,323	$91,348
Non-U.S.	442,008	463,617	270,694

Total	$584,791	$592,940	$362,042

On January 1, 2007, we adopted guidance under ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The cumulative effect of adopting ASC 740 was an increase in tax reserves and a decrease of $29.8 million to opening retained earnings at January 1, 2007. Upon adoption, the amount of gross unrecognized tax benefits at January 1, 2007 was approximately $129 million. Of this amount $84.9 million, if recognized, would favorably impact our

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective tax rate. Accrued interest and penalties recorded on the balance sheet at January 1, 2007 was approximately $14 million.

A tabular reconciliation of the total gross amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in millions):

	2009	2008

Balance — January 1	$130.8	$145.0
Gross amount of (decreases) increases in unrecognized tax benefits resulting from tax positions taken:
During a prior year	(1.1)	11.3
During the current period	4.3	22.3
Decreases in unrecognized tax benefits relating to:
Settlements with taxing authorities	(1.5)	(0.9)
Lapse of the applicable statute of limitations	(6.4)	(43.6)
Increases (decreases) in unrecognized tax benefits relating to foreign currency translation adjustments	4.1	(3.3)

Balance — December 31	$130.2	$130.8

The amount of gross unrecognized tax benefits at December 31, 2009 was $156.0 million, which includes $25.8 million of accrued interest and penalties. Of this amount $97.5 million, if recognized, would favorably impact our effective tax rate. The total amount of interest and penalties recognized in the statements of income for the years ended December 31, 2009, 2008 and 2007 was $4.4 million, $1.9 million and $4.4 million, respectively.

With limited exception, we are no longer subject to U.S. federal, state and local income tax audits for years through 2004 or non-U.S. income tax audits for years through 2003. We are currently under examination for various years in Austria, Germany, India, Japan, Mexico, Singapore, the U.S. and Venezuela.

It is reasonably possible that within the next 12 months the effective tax rate will be impacted by the resolution of some or all of the matters audited by various taxing authorities. It is also reasonably possible that we will have the statute of limitations close in various taxing jurisdictions within the next 12 months. As such, we estimate we could record a reduction in our tax expense of between $9.6 million and $22.4 million within the next 12 months.

18.	BUSINESS SEGMENT INFORMATION

We are principally engaged in the worldwide design, manufacture, distribution and service of industrial flow management equipment. We provide pumps, valves and mechanical seals primarily for the oil and gas industry, chemical, power generation, water management and other industries requiring flow management products.

Through December 31, 2009, we had the following three divisions, each of which constitutes a business segment:

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

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following is a summary of the financial information of our reportable segments as of and for the years ended December 31, 2009, 2008 and 2007 reconciled to the amounts reported in the consolidated financial statements.

				Subtotal —
	Flowserve	Flow	Flow	Reportable		Consolidated
	Pump	Control	Solutions	Segments	All Other(1)	Total
	(Amounts in thousands)

Year Ended December 31, 2009:
Sales to external customers	$2,646,563	$1,196,642	$517,539	$4,360,744	$4,518	$4,365,262
Intersegment sales	3,041	6,576	61,653	71,270	(71,270)	—
Segment operating income	441,565	204,118	102,730	748,413	(118,896)	629,517
Depreciation and amortization	46,872	29,140	10,518	86,530	8,915	95,445
Identifiable assets	2,095,925	1,011,608	325,077	3,432,610	816,284	4,248,894
Capital expenditures	56,176	32,358	10,213	98,747	9,701	108,448

				Subtotal —
	Flowserve	Flow	Flow	Reportable		Consolidated
	Pump	Control	Solutions	Segments	All Other(1)	Total
	(Amounts in thousands)

Year Ended December 31, 2008:
Sales to external customers	$2,512,826	$1,375,187	$580,069	$4,468,082	$5,391	$4,473,473
Intersegment sales	1,960	6,509	73,610	82,079	(82,079)	—
Segment operating income	391,630	218,673	129,173	739,476	(123,798)	615,678
Depreciation and amortization	37,826	26,485	8,533	72,844	8,598	81,442
Identifiable assets	2,039,719	1,049,974	318,953	3,408,646	615,048	4,023,694
Capital expenditures	55,319	41,195	16,665	113,179	13,753	126,932

				Subtotal —
	Flowserve	Flow	Flow	Reportable		Consolidated
	Pump	Control	Solutions	Segments	All Other	Total
	(Amounts in thousands)

Year Ended December 31, 2007:
Sales to external customers	$2,093,856	$1,156,738	$506,053	$3,756,647	$6,047	$3,762,694
Intersegment sales	1,510	6,431	58,447	66,388	(66,388)	—
Segment operating income	274,822	163,803	112,731	551,356	(139,466)	411,890
Depreciation and amortization	33,709	25,789	7,825	67,323	10,388	77,711
Identifiable assets	1,792,864	988,416	292,439	3,073,719	446,702	3,520,421
Capital expenditures	48,284	19,092	11,168	78,544	10,431	88,975

(1)	The increase in identifiable assets for “All Other” in 2009, 2008 and 2007 is primarily a result of increased cash balances.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Information — We attribute sales to different geographic areas based on the facilities’ locations. Long-lived assets are classified based on the geographic area in which the assets are located and exclude deferred tax assets categorized as non-current. Sales and long-lived assets by geographic area are as follows:

	Year Ended December 31, 2009
			Long-Lived
	Sales	Percentage	Assets	Percentage
	(Amounts in thousands)

United States	$1,416,739	32.5%	$1,034,055	60.2%
Europe(1)	2,142,371	49.1%	510,391	29.7%
Other(2)	806,152	18.4%	173,802	10.1%

Consolidated total	$4,365,262	100.0%	$1,718,248	100.0%

	Year Ended December 31, 2008
			Long-Lived
	Sales	Percentage	Assets	Percentage
	(Amounts in thousands)

United States	$1,547,448	34.6%	$1,062,577	64.1%
Europe(1)	2,119,196	47.4%	446,153	26.9%
Other(2)	806,829	18.0%	149,978	9.0%

Consolidated total	$4,473,473	100.0%	$1,658,708	100.0%

	Year Ended December 31, 2007
			Long-Lived
	Sales	Percentage	Assets	Percentage
	(Amounts in thousands)

United States	$1,381,981	36.7%	$1,020,708	63.4%
Europe(1)	1,767,418	47.0%	449,343	27.9%
Other(2)	613,295	16.3%	139,783	8.7%

Consolidated total	$3,762,694	100.0%	$1,609,834	100.0%

(1)	In 2009, 2008 and 2007, Germany accounted for approximately 10% of consolidated sales. No other individual country within this group represents 10% or more of consolidated long-lived assets for any period presented.

(2)	“Other” includes Canada, Latin America and Asia Pacific. No individual geographic segment within this group represents 10% or more of consolidated totals for any period presented.

Net sales to international customers, including export sales from the United States, represented 73%, 69% and 66% of total sales in 2009, 2008 and 2007, respectively.

Major Customer Information — We have a large number of customers across a large number of manufacturing and service facilities and do not believe that we have sales to any individual customer that represent 10% or more of consolidated sales for any of the years presented.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following presents the components of accumulated other comprehensive loss, net of related tax effects:

	Year Ended December 31,
	2009	2008	2007
	(Amounts in thousands)

Foreign currency translation adjustments(1)(2)	$(11,813)	$(74,862)	$51,841
Pension and other postretirement effects(3)	(132,680)	(129,077)	(69,100)
Cash flow hedging activity	(3,251)	(6,758)	(2,652)

Accumulated other comprehensive loss	$(147,744)	$(210,697)	$(19,911)

(1)	Includes foreign currency translation adjustments attributable to noncontrolling interests.

(2)	Foreign currency translation adjustments in 2009 primarily represents the weakening of the U.S. dollar exchange rate versus the Euro and the British Pound at December 31, 2009 as compared with December 31, 2008. The decrease in foreign currency translation adjustments in 2008 primarily represents a strengthening of the U.S. dollar exchange rate versus the Euro and the British Pound at December 31, 2008 as compared with December 31, 2007.

(3)	The decrease in pension and other postretirement effects in 2008 as compared with 2007 primarily reflects actuarial net losses resulting from returns on plan assets that were lower than anticipated.

The following tables present a summary of other comprehensive (expense) income for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31, 2009
	Before-Tax		After-Tax
	Amount	Income Tax	Amount
	(Amounts in thousands)

Foreign currency translation adjustments	$98,514	$(35,465)	$63,049
Pension and other postretirement effects	(3,919)	316	(3,603)
Cash flow hedging activity	5,480	(1,973)	3,507

Other comprehensive income (expense)	$100,075	$(37,122)	$62,953

	Year Ended December 31, 2008
	Before-Tax		After-Tax
	Amount	Income Tax	Amount
	(Amounts in thousands)

Foreign currency translation adjustments	$(128,537)	$1,834	$(126,703)
Pension and other postretirement effects	(97,731)	37,754	(59,977)
Cash flow hedging activity	(6,416)	2,310	(4,106)

Other comprehensive (expense) income	$(232,684)	$41,898	$(190,786)

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2007
	Before-Tax		After-Tax
	Amount	Income Tax	Amount
	(Amounts in thousands)

Foreign currency translation adjustments	$54,124	$(3,973)	$50,151
Pension and other postretirement effects	35,033	(10,850)	24,183
Cash flow hedging activity	(6,102)	2,197	(3,905)

Other comprehensive income	$83,055	$(12,626)	$70,429

20.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following presents a summary of the unaudited quarterly data for 2009 and 2008 (amounts in millions except per share data):

	2009
Quarter	4th	3rd	2nd	1st

Sales	$1,199.1	$1,051.1	$1,090.4	$1,024.7
Gross profit	408.8	385.2	386.3	367.8
Earnings before income taxes	148.2	158.6	149.2	128.8
Net earnings of Flowserve Corporation	110.5	116.9	108.2	92.3
Earnings per share:
Basic	$1.98	$2.10	$1.94	$1.65
Diluted	1.96	2.07	1.92	1.64

	2008
Quarter	4th	3rd	2nd	1st

Sales	$1,169.0	$1,153.6	$1,157.6	$993.3
Gross profit	411.6	404.9	418.0	345.8
Earnings before income taxes	160.4	144.9	161.8	125.8
Net earnings of Flowserve Corporation	114.4	117.0	122.9	88.1
Earnings per share:
Basic	$2.03	$2.05	$2.14	$1.53
Diluted	2.03	2.04	2.12	1.52

The significant fourth quarter adjustments for 2009 pre-tax were to record $34.9 million in charges related to our Realignment Programs. See Note 8 for additional information on our Realignment Programs.

We had no significant fourth quarter adjustments in 2008.

21.	SUBSEQUENT EVENTS

Venezuela — On January 8, 2010, the Venezuelan government announced its intention to devalue its currency (Bolivar) and move to a two-tier exchange structure effective January 11, 2010. The official exchange rate is expected to move from 2.15 to 4.30 Bolivars to the U.S. Dollar for non-essential items and to 2.60 Bolivars to the U.S. Dollar for essential items. Additionally, effective January 1, 2010, Venezuela has been designated as hyperinflationary, and as a result, we began to use the U.S. Dollar as our functional currency in Venezuela effective January 1, 2010. In accordance with hyperinflationary accounting, all future currency fluctuations between the Bolivar and the U.S. Dollar will be recorded in our statements of income. Our operations in Venezuela generally consist of a service center that both imports equipment and parts from certain of our other locations for re-

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sale to third parties within Venezuela and performs service and repair activities. Our Venezuelan subsidiary’s sales in 2009 and total assets at December 31, 2009 represented approximately 1% or less of our consolidated sales and total assets for the same periods.

Although approvals by Venezuela’s Commission for the Administration of Foreign Exchange have slowed, we have historically been able to remit dividends and other payments at the official rate, and we currently anticipate doing so in the future. Accordingly, at December 31, 2009, we used the official rate of 2.15 Bolivars to the U.S. Dollar for re-measurement and translation of our Venezuelan financial statements. Our preliminary assessment of the impact of the devaluation is that we will incur an after-tax charge of approximately $14 million in the first quarter of 2010 as a result of re-measuring using the official rate of 4.30 Bolivars to the U.S. Dollar. We are currently assessing the ongoing impact of the currency devaluation on our Venezuelan operations and imports into the market, including the Venezuelan subsidiary’s ability to remit cash for dividends and other payments at the official rate, the potential ability of our imported products to be classified as essential items and the ability to recover exchange losses, as well as further actions of the Venezuelan government and economic conditions in Venezuela, such as inflation and capital spending. The hyperinflationary designation and currency devaluation had no impact on our financial position or results of operations as of and for the year ended December 31, 2009 included in this Annual Report.

Segment Reorganization — During the first quarter of 2010, we are reorganizing our divisional operations by combining FPD and FSD into the new Flow Solutions Group (“FSG”). We believe the combination of FPD and FSD enables us to continue building a strong customer focus for rotating equipment and related products and services, drive an enhanced customer-facing organization and further leverage best practices and capabilities. We expect the combined strength of FSG to provide greater efficiency for integrated component manufacturing, leverage in global spending and manufacturing resources and improve productivity through the use of common tools and processes to select, design, manufacture, distribute and service our product portfolio. FSG will be divided into two reportable segments based on type of product: Engineered and Industrial. Engineered will include the longer lead-time, highly engineered pump product operations of the former FPD and substantially all of the operations of the former FSD. Industrial will consist of the more standardized, general purpose pump product operations of the former FPD. FCD remains unchanged. This division reorganization had no effect on our reportable segments in 2009 and is not reflected in any of the accompanying financial information included in this Annual Report. Beginning in 2010, our segment reporting will reflect the structure described above, and prior periods will be retrospectively adjusted to conform to our 2010 reportable segment structure presentation.

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

In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2009.

Management’s Report on Internal Control Over Financial Reporting

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.

Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, our management conducted an assessment of our internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that as of December 31, 2009, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On February 18, 2010, our board of directors approved amendments to the Flowserve Corporation Officer Severance Plan (the “OSP”), to be effective January 1, 2010, which modify the treatment of equity awards upon termination without cause or due to a reduction-in-force. Previously, if an eligible officer under the OSP was terminated without cause or due to a reduction-in-force, the officer would forfeit any performance shares (which vest contingent on our return on net assets performance against a pre-defined peer group) and any restricted stock (which generally vest ratably over a three-year period), regardless of the amount of time left until the vesting of the award.

The OSP now provides that an eligible officer will continue to remain eligible to receive any performance share awards if the vesting date of such awards is within 180 calendar days following the officer’s termination date. Whether the performance shares ultimately vest is determined by our board of directors in its normal course of business in accordance with the terms and conditions of our Long-Term Incentive Plan. Additionally, the OSP now provides that an eligible officer who has an outstanding restricted stock award that would otherwise vest within 90 calendar days after the officer’s termination date will be eligible to receive a cash payment in lieu of the restricted stock award. The cash payment would be calculated by multiplying (1) the number of shares that would otherwise vest within 90 calendar days after the officer’s termination date by (2) the average closing price of our common stock, as reported by the NYSE, during the last 20 trading days in the month preceding the officer’s termination date.

The above discussion of the OSP is a summary description and is qualified in its entirety by reference to the OSP, as amended and restated, a copy of which is filed as Exhibit 10.32 to this Annual Report.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in this Item 10 is incorporated by reference to our definitive Proxy Statement relating to our 2010 annual meeting of shareholders to be held on May 14, 2010. The Proxy Statement will be filed with the SEC no later than April 30, 2010.

ITEM 11.	EXECUTIVE COMPENSATION

The information required in this Item 11 is incorporated by reference to our definitive Proxy Statement relating to our 2010 annual meeting of shareholders to be held on May 14, 2010. The Proxy Statement will be filed with the SEC no later than April 30, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in this Item 12 is incorporated by reference to our definitive Proxy Statement relating to our 2010 annual meeting of shareholders to be held on May 14, 2010. The Proxy Statement will be filed with the SEC no later than April 30, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in this Item 13 is incorporated by reference to our definitive Proxy Statement relating to our 2010 annual meeting of shareholders to be held on May 14, 2010. The Proxy Statement will be filed with the SEC no later than April 30, 2010.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in this Item 14 is incorporated by reference to our definitive Proxy Statement relating to our 2010 annual meeting of shareholders to be held on May 14, 2010. The Proxy Statement will be filed with the SEC no later than April 30, 2010.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this Annual Report:

1. Consolidated Financial Statements

The following consolidated financial statements and notes thereto are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Flowserve Corporation Consolidated Financial Statements:

Consolidated Balance Sheets at December 31, 2009 and 2008

For each of the three years in the period ended December 31, 2009:

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income

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

FLOWSERVE CORPORATION

By:	/s/ Mark A. Blinn
Mark A. Blinn
President and Chief Executive Officer

Date: February 24, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ James O. Rollans James O. Rollans	Non-Executive Chairman of the Board	February 24, 2010

/s/ Mark A. Blinn Mark A. Blinn	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2010

/s/ Richard J. Guiltinan, Jr. Richard J. Guiltinan, Jr.	Vice President — Finance and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2010

/s/ Gayla J. Delly Gayla J. Delly	Director	February 24, 2010

/s/ Roger L. Fix Roger L. Fix	Director	February 24, 2010

/s/ John R. Friedery John R. Friedery	Director	February 24, 2010

/s/ Joseph E. Harlan Joseph E. Harlan	Director	February 24, 2010

/s/ Michael F. Johnston Michael F. Johnston	Director	February 24, 2010

/s/ Rick J. Mills Rick J. Mills	Director	February 24, 2010

/s/ Kevin E. Sheehan Kevin E. Sheehan	Director	February 24, 2010

FLOWSERVE CORPORATION

Schedule II — Valuation and Qualifying Accounts

			Additions
			Charged to
			Other
		Additions	Accounts—
	Balance at	Charged to	Acquisitions
	Beginning of	Cost and	and Related	Deductions	Balance at
Description	Year	Expenses	Adjustments	from Reserve	End of Year
	(Amounts in thousands)

Year ended December 31, 2009
Allowance for doubtful accounts(a):	$23,667	$18,461	$50	$(23,409)	$18,769
Deferred tax asset valuation allowance(b):	17,208	2,748	1,181	(3,845)	17,292
Year ended December 31, 2008
Allowance for doubtful accounts(a):	$14,219	$21,457	$—	$(12,009)	$23,667
Deferred tax asset valuation allowance(b):	22,138	3,564	1,620	(10,114)	17,208
Year ended December 31, 2007:
Allowance for doubtful accounts(a):	13,135	3,341	—	(2,257)	14,219
Deferred tax asset valuation allowance(b):	33,733	6,922	(574)	(17,943)	22,138

(a)	Deductions from reserve represent accounts written off, net of recoveries, and reductions due to improved aging of receivables.

(b)	Deductions from reserve result from the expiration or utilization of net operating losses and foreign tax credits previously reserved.

F-1

INDEX TO EXHIBITS

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation of Flowserve Corporation (incorporated by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K/A, dated August 16, 2006).
3.2	Flowserve Corporation By-Laws, as amended and restated on August 31, 2009 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated August 31, 2009).
10.1	Credit Agreement, dated as of August 12, 2005, among the Company, the lenders referred therein, and Bank of America, N.A., as swingline lender, administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated August 17, 2005).
10.2	Amendment and Waiver, dated December 20, 2005 and effective December 23, 2005, to that certain Credit Agreement, dated as of August 12, 2005, among the Company, the financial institutions from time to time party thereto, and Bank of America, N.A., as Swingline Lender, Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated December 30, 2005).
10.3	Second Amendment dated as of May 8, 2006 and effective as of May 16, 2006 to that certain Credit Agreement dated as of August 12, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated as of May 19, 2006).
10.4	Third Amendment to Credit Agreement and First Amendment to Pledge Agreement dated as of August 7, 2007, among Flowserve Corporation, the lenders named therein and Bank of America, N.A., as administrative agent, swingline lender and collateral agent (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).
10.5	Letter of Credit Agreement, dated as of September 14, 2007 among Flowserve B.V., as an Applicant, Flowserve Corporation, as an Applicant and as Guarantor, the Additional Applicants from time to time as a party hereto, the various Lenders from time to time party as a hereto, and ABN AMRO Bank, N.V., as Administrative Agent and an Issuing Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated September 19, 2007).
10.6	First Amendment to Letter of Credit Agreement, dated as of September 11, 2008 among Flowserve Corporation, Flowserve B.V. and other subsidiaries of the Company party thereto, ABN AMRO Bank, N.V., as Administrative Agent and an Issuing Bank, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated September 16, 2008).
10.7	Second Amendment to Letter of Credit Agreement, dated as of September 9, 2009 among Flowserve Corporation, Flowserve B.V. and other subsidiaries of the Company party thereto, ABN AMRO Bank, N.V., as Administrative Agent and an Issuing Bank, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 11, 2009).
10.8	Letter of Credit Agreement, dated October 30, 2009, among Flowserve Corporation, Flowserve B.V. and other subsidiaries of the Company party thereto, Calyon, as Mandated Lead Arranger, Administrative Agent and an Issuing Bank, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 5, 2009).
10.9	Amended and Restated Flowserve Corporation Director Cash Deferral Plan, effective January 1, 2009 (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).*
10.10	Amended and Restated Flowserve Corporation Director Stock Deferral Plan, dated effective January 1, 2009 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).*
10.11	First Master Benefit Trust Agreement, dated October 1, 1987 (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1987).*
10.12	Amendment No. 1 to the First Master Benefit Trust Agreement, dated October 1, 1987 (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).*
10.13	Amendment No. 2 to First Master Benefit Trust Agreement, dated October 1, 1987 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994).*

Exhibit
No.		Description

10.14		Amendment to Master Benefit Trust Agreement (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).*
10.15		Amendment to The Duriron Company, Inc. First Master Benefit Trust Agreement, dated December 14, 2005 (incorporated by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).*
10.16		Second Master Benefit Trust Agreement, dated October 1, 1987 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1987).*
10.17		First Amendment to Second Master Benefit Trust Agreement, dated December 22, 1994 (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994).*
10.18		Amendment to The Duriron Company, Inc. First Master Benefit Trust Agreement and The Duriron, Inc. Second Master Benefit Trust Agreement, dated December 22, 2008 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).*
10.19		2007 Flowserve Corporation Long-Term Stock Incentive Plan, effective January 1, 2007 (incorporated by reference to Appendix A to the Registrant’s Proxy Statement, dated April 13, 2007).*
10	.20+	2007 Flowserve Corporation Long-Term Stock Incentive Plan, as amended and restated effective January 1, 2010.*
10.21		2007 Flowserve Corporation Annual Incentive Plan, effective January 1, 2007 (incorporated by reference to Appendix B to the Registrant’s Proxy Statement, dated April 13, 2007).*
10.22		Amendment Number One to the 2007 Flowserve Corporation Annual Incentive Plan, dated December 18, 2008 (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).*
10	.23+	2007 Flowserve Corporation Annual Incentive Plan, as amended and restated effective January 1, 2010.*
10.24		Flowserve Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).*
10.25		Amendment No. 1 to the Flowserve Corporation Deferred Compensation Plan, as amended and restated, effective June 1, 2000 (incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).*
10.26		Amendment to the Flowserve Corporation Deferred Compensation Plan, dated December 14, 2005 (incorporated by reference to Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).*
10.27		Amendment No. 3 to the Flowserve Corporation Deferred Compensation Plan, as amended and restated effective June 1, 2000 (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).*
10.28		Flowserve Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit A to the Registrant’s 1999 Proxy Statement, filed on March 15, 1999).*
10.29		Amendment No. 1 to the Flowserve Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).*
10.30		Amendment No. 2 to the Flowserve Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).*
10.31		Amendment No. 3 to the Flowserve Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*
10	.32+	Flowserve Corporation Officer Severance Plan, amended and restated effective January 1, 2010.*
10.33		Flowserve Corporation Executive Officer Change In Control Severance Plan, amended and restated effective November 12, 2007 (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).*

Exhibit
No.	Description

10.34	Flowserve Corporation Officer Change In Control Severance Plan, amended and restated effective November 12, 2007 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).*
10.35	Flowserve Corporation Key Management Change In Control Severance Plan, amended and restated effective November 12, 2007 (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).*
10.36	Flowserve Corporation Senior Management Retirement Plan, amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).*
10.37	Flowserve Corporation Supplemental Executive Retirement Plan, amended and restated effective November 12, 2007 (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).*
10.38	Letter Agreement, dated August 31, 2009, between Mark A. Blinn and Flowserve Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 31, 2009).*
10.39	Employment Agreement between Flowserve Corporation and Lewis M. Kling, dated July 28, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated as of August 3, 2005).*
10.40	Employment Extension Agreement between Flowserve Corporation and Lewis M. Kling, dated as of May 29, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 30, 2007).*
10.41	Amendment to Employment Agreement between Flowserve Corporation and Lewis M. Kling, dated November 19, 2008 (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).*
10.42	Letter Agreement, dated August 31, 2009, between Lewis M. Kling and Flowserve Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 31, 2009).*
10.43	Flowserve Corporation 2004 Stock Compensation Plan, effective April 21, 2004 (incorporated by reference to Appendix A to the Registrant’s 2004 Proxy Statement, dated May 10, 2004).*
10.44	Amendment Number One to the Flowserve Corporation 2004 Stock Compensation Plan, effective March 6, 2008 (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*
10.45	Amendment Number Two to the Flowserve Corporation 2004 Stock Compensation Plan, effective March 7, 2008 (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*
10.46	Form of Performance Restricted Stock Unit Agreement with non-competition covenant, pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).*
10.47	Form of Performance Restricted Stock Unit Agreement pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).*
10.48	Form of Restricted Stock Agreement with non-competition covenant, pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).*
10.49	Form of Restricted Stock Agreement pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).*
10.50	Form of Restricted Stock Agreement with total shareholder return and return on net assets performance measures, pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).*

Exhibit
No.		Description

10.51		Form of Restricted Stock Agreement pursuant to the Registrant’s 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).*
10.52		Form of Incentive Stock Option Agreement pursuant to the Flowserve Corporation 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).*
10.53		Form of Non-Qualified Stock Option Agreement pursuant to the Flowserve Corporation 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).*
10.54		Form of Restricted Stock Agreement for certain officers pursuant to the Flowserve Corporation 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, dated as of March 9, 2006).*
10.55		Form of Incentive Stock Option Agreement for certain officers pursuant to the Flowserve Corporation 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, dated March 9, 2006).*
10.56		Form of Performance Restricted Stock Agreement pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan issued to Lewis M. Kling for the 2008 annual equity grant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*
10.57		Form of Restricted Stock Unit Agreement pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan issued to Lewis M. Kling for the 2008 annual equity grant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*
10.58		Form A of Performance Restricted Stock Unit Agreement pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*
10.59		Form B of Performance Restricted Stock Unit Agreement pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*
10.60		Amendment Number One to the Form A and Form B Performance Restricted Stock Unit Agreements pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan, dated March 27, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*
10.61		Form A of Restricted Stock Unit Agreement pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*
10.62		Form B of Restricted Stock Unit Agreement pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*
10.63		Form A of Restricted Stock Agreement pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*
10.64		Form B of Restricted Stock Agreement pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*
10.65		Flowserve Corporation Equity and Incentive Compensation Plan (incorporated by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A dated April 3, 2009).*
10	.66+	Form A of Restricted Stock Agreement pursuant to the Flowserve Corporation Equity and Incentive Compensation Plan.*
10	.67+	Form B of Restricted Stock Agreement pursuant to the Flowserve Corporation Equity and Incentive Compensation Plan.*
10	.68+	Form A of Restricted Stock Unit Agreement pursuant to the Flowserve Corporation Equity and Incentive Compensation Plan.*

Exhibit
No.		Description

10	.69+	Form B of Restricted Stock Unit Agreement pursuant to the Flowserve Corporation Equity and Incentive Compensation Plan.*
10	.70+	Form A of Performance Restricted Stock Unit Agreement pursuant to the Flowserve Corporation Equity and Incentive Compensation Plan.*
10	.71+	Form B of Performance Restricted Stock Unit Agreement pursuant to the Flowserve Corporation Equity and Incentive Compensation Plan.*
10.72		Form of Restrictive Covenants Agreement entered into on March 6, 2006 between the Company and each of Thomas L. Pajonas and Paul W. Fehlman (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated as of March 9, 2006).*
10.73		Form of Restrictive Covenants Agreement entered into on March 6, 2006 between the Company and each of Lewis M. Kling, Mark A. Blinn, Ronald F. Shuff, Mark D. Dailey, Thomas E. Ferguson, Andrew J. Beall, Jerry L. Rockstroh, Richard J. Guiltinan, Jr., and Deborah K. Bethune (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated as of March 9, 2006).*
14.1		Flowserve Financial Management Code of Ethics adopted by the Flowserve Corporation principal executive officer and CEO, principal financial officer and CFO, principal accounting officer and controller, and other senior financial managers (incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
21	.1+	Subsidiaries of the Registrant.
23	.1+	Consent of PricewaterhouseCoopers LLP.
31	.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema Document
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

+	Filed herewith.

++	Furnished herewith.