Form 10-Q
period 2010-03-31
FLOWSERVE CORP
filed 2010-05-05
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ☑ No
     As of April 30, 2010, there were 56,063,609 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2010	2009
Sales	$958,906	$1,024,726
Cost of sales	(610,596)	(656,953)

Gross profit	348,310	367,773
Selling, general and administrative expense	(211,240)	(225,311)
Net earnings from affiliates	5,104	4,675

Operating income	142,174	147,137
Interest expense	(8,995)	(10,109)
Interest income	334	1,075
Other expense, net	(21,533)	(9,295)

Earnings before income taxes	111,980	128,808
Provision for income taxes	(31,775)	(35,983)

Net earnings, including noncontrolling interests	80,205	92,825
Less: Net loss (earnings) attributable to noncontrolling interests	15	(520)

Net earnings of Flowserve Corporation	$80,220	$92,305

Net earnings per share of Flowserve Corporation common shareholders:
Basic	$1.44	$1.65
Diluted	1.42	1.64

Cash dividends declared per share	$0.29	$0.27
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(Amounts in thousands)	2010	2009
Net earnings, including noncontrolling interests	$80,205	$92,825

Other comprehensive (expense) income:
Foreign currency translation adjustments, net of tax	(37,532)	(39,735)
Pension and other postretirement effects, net of tax	2,919	884
Cash flow hedging activity, net of tax	555	883

Other comprehensive expense	(34,058)	(37,968)

Comprehensive income, including noncontrolling interests	46,147	54,857
Comprehensive income attributable to noncontrolling interests	(39)	(802)

Comprehensive income of Flowserve Corporation	$46,108	$54,055

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Amounts in thousands, except per share data)	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$468,356	$654,320
Accounts receivable, net of allowance for doubtful accounts of $16,706 and $18,769, respectively	815,871	791,722
Inventories, net	797,069	795,233
Deferred taxes	141,120	145,864
Prepaid expenses and other	135,974	112,183

Total current assets	2,358,390	2,499,322
Property, plant and equipment, net of accumulated depreciation of $631,135 and $635,527, respectively	534,133	560,472
Goodwill	857,463	864,927
Deferred taxes	31,329	31,324
Other intangible assets, net	120,798	124,678
Other assets, net	166,928	168,171

Total assets	$4,069,041	$4,248,894

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$397,458	$493,306
Accrued liabilities	816,832	916,945
Debt due within one year	28,211	27,355
Deferred taxes	20,484	20,477

Total current liabilities	1,262,985	1,458,083
Long-term debt due after one year	537,847	539,373
Retirement obligations and other liabilities	442,014	449,691
Shareholders’ equity:
Common shares, $1.25 par value	73,664	73,594
Shares authorized – 120,000
Shares issued – 58,931 and 58,875, respectively
Capital in excess of par value	592,559	611,745
Retained earnings	1,590,281	1,526,774

	2,256,504	2,212,113
Treasury shares, at cost – 3,584 and 3,919 shares, respectively	(261,348)	(275,656)
Deferred compensation obligation	8,505	8,684
Accumulated other comprehensive loss	(183,140)	(149,028)
Noncontrolling interest	5,674	5,634

Total equity	1,826,195	1,801,747

Total liabilities and equity	$4,069,041	$4,248,894

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Amounts in thousands)	2010	2009
Cash flows – Operating activities:
Net earnings, including noncontrolling interests	$80,205	$92,825
Adjustments to reconcile net earnings to net cash used by operating activities:
Depreciation	21,286	18,145
Amortization of intangible and other assets	2,425	2,430
Amortization of deferred loan costs	915	397
Net (gain) loss on disposition of assets	(121)	270
Excess tax benefits from stock-based compensation arrangements	(9,860)	(290)
Stock-based compensation	8,298	10,070
Net earnings from affiliates, net of dividends received	(5,104)	(2,914)
Change in assets and liabilities:
Accounts receivable, net	(46,542)	(43,979)
Inventories, net	(23,254)	(75,700)
Prepaid expenses and other	(25,646)	(10,571)
Other assets, net	1,817	6,509
Accounts payable	(84,305)	(107,925)
Accrued liabilities and income taxes payable	(88,466)	(94,135)
Retirement obligations and other liabilities	11,282	9,405
Net deferred taxes	8,111	15,434

Net cash flows used by operating activities	(148,959)	(180,029)

Cash flows – Investing activities:
Capital expenditures	(14,933)	(44,251)
Proceeds from disposal of assets	2,890	—
Affiliate investing activity, net	5,073	—

Net cash flows used by investing activities	(6,970)	(44,251)

Cash flows – Financing activities:
Excess tax benefits from stock-based compensation arrangements	9,860	290
Payments on long-term debt	(1,420)	(1,420)
Borrowings (payments) under other financing arrangements	775	(2,264)
Repurchase of common shares	(11,989)	(7,071)
Payments of dividends	(15,017)	(13,970)
Proceeds from stock option activity	4,612	202
Dividends paid to noncontrolling interests	—	(78)

Net cash flows used by financing activities	(13,179)	(24,311)
Effect of exchange rate changes on cash	(16,856)	(21,926)

Net change in cash and cash equivalents	(185,964)	(270,517)
Cash and cash equivalents at beginning of year	654,320	472,056

Cash and cash equivalents at end of period	$468,356	$201,539

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Accounting Policies
Basis of Presentation
     The accompanying condensed consolidated balance sheet as of March 31, 2010, the related condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2010 and 2009, and the condensed consolidated statements of cash flows for the three months ended March 31, 2010 and 2009, of Flowserve Corporation, are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements have been made.
     The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 (“Quarterly Report”) are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Annual Report”).
     Segment Reorganization – As previously disclosed in our 2009 Annual Report, we reorganized our divisional operations by combining Flowserve Pump Division (“FPD”) and Flow Solutions Division (“FSD”) into the new Flow Solutions Group (“FSG”), effective January 1, 2010. FSG has been divided into two reportable segments based on type of product and how we manage the business: FSG Engineered Product Division (“EPD”) and FSG Industrial Product Division (“IPD”). EPD includes the longer lead-time, highly engineered pump product operations of the former FPD and substantially all of the operations of the former FSD. IPD consists of the more standardized, general purpose pump product operations of the former FPD. Flow Control Division (“FCD”) remains unchanged. We have retrospectively adjusted prior period financial information to reflect our new reporting structure.
     Venezuela – As previously disclosed in our 2009 Annual Report, effective January 11, 2010, the Venezuelan government devalued its currency (Bolivar) and moved to a two-tier exchange structure. The official exchange rate moved from 2.15 to 4.30 Bolivars to the U.S. dollar for non-essential items and to 2.60 Bolivars to the U.S. dollar for essential items. Additionally, effective January 1, 2010, Venezuela was designated as hyperinflationary, and as a result, we began to use the U.S. dollar as our functional currency in Venezuela. In accordance with hyperinflationary accounting, all subsequent currency fluctuations between the Bolivar and the U.S. dollar are recorded in our statements of income. Our operations in Venezuela generally consist of a service center that both imports equipment and parts from certain of our other locations for resale to third parties within Venezuela and performs service and repair activities. Our Venezuelan subsidiary’s sales for the three months ended March 31, 2010 and total assets at March 31, 2010 represented approximately 1% or less of our consolidated sales and total assets for the same period.
     Although approvals by Venezuela’s Commission for the Administration of Foreign Exchange have slowed, we have historically been able to remit dividends and other payments at the official rate, and we currently anticipate doing so in the future. Accordingly, we used the official rate of 4.30 Bolivars to the U.S. dollar for re-measurement of our Venezuelan financial statements into U.S. dollars. As a result of the currency devaluation, we recognized a loss of $12.4 million in the first quarter of 2010. The loss was reported in other expense, net in our condensed consolidated statement of income and resulted in no tax benefit. In addition, as a result of settling certain U.S. dollar denominated liabilities relating to essential import items at the 2.60 Bolivars to the U.S. dollar exchange rate, we realized $3.5 million of foreign currency exchange gains in other expense, net in our condensed consolidated statement of income that resulted in no tax expense.
     We have evaluated the carrying value of related assets and concluded that there is no current impairment. We are continuing to assess and monitor the ongoing impact of the currency devaluation on our Venezuelan operations and imports into the market, including the Venezuelan subsidiary’s ability to remit cash for dividends and other payments at the official rate, the future ability of our imported products to be classified as essential items and the ability to recover exchange losses, as well as further actions of the Venezuelan government and economic conditions in Venezuela that may adversely impact our future consolidated financial condition or results of operations.
Accounting Policies
     Significant accounting policies, for which no significant changes have occurred in the three months ended March 31, 2010, are detailed in Note 1 of our 2009 Annual Report.

Accounting Developments
     Pronouncements Implemented
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance related to variable interest entities (“VIE”) under Accounting Standards Codification (“ASC”) 810. This guidance eliminates the exclusion of qualifying special-purpose entities (“QSPE”) from consideration for consolidation and revises the determination of the primary beneficiary of a VIE to require a qualitative assessment of whether a company has a controlling financial interest through (1) the power to direct the activities that most significantly impact the VIE’s economic performance and (2) the right to receive benefits from or obligation to absorb losses of the VIE that could potentially be significant to the VIE. The determination of the primary beneficiary must be reconsidered on an ongoing basis. Our adoption of this guidance, effective January 1, 2010, did not have a material impact on our consolidated financial condition or results of operations.
     In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (ASC 820): Improving Disclosures about Fair Value Measurements,” which requires additional disclosures on transfers in and out of Level I and Level II and on activity for Level III fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures of Level III activity, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Our adoption of the Level I and Level II disclosure guidance, effective January 1, 2010, did not have a material impact on our consolidated financial condition or results of operations. We do not expect the adoption of the Level III disclosure guidance to have a material impact on our consolidated financial condition or results of operations.
     Pronouncements Not Yet Implemented
     In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (ASC 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force,” which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. This amendment addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are still evaluating the impact of ASU No. 2009-13 on our consolidated financial condition and results of operations.
2. Acquisition
     Effective April 21, 2009, EPD acquired Calder AG, a private Swiss company and a supplier of energy recovery technology for use in the global desalination market, for up to $44.1 million, net of cash acquired. Of the total purchase price, $28.4 million was paid at closing and $2.4 million was paid after the working capital valuation was completed in early July 2009. The remaining $13.3 million of the total purchase price was contingent upon Calder AG achieving certain performance metrics during the twelve months following the acquisition, and, to the extent achieved, was expected to be paid in cash within 12 months of the acquisition date. We initially recognized a liability of $4.4 million as an estimate of the acquisition date fair value of the contingent consideration, which was based on the weighted probability of achievement of the performance metrics over a specified period of time as of the date of the acquisition.

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
     During the third quarter of 2009, the estimated fair value of the contingent consideration was reduced to $2.2 million based on third quarter 2009 results and an updated weighted probability of achievement of the performance metrics within the specified time frame. During the fourth quarter of 2009, the estimated fair value of the contingent consideration was reduced to $0 based on 2009 results and an updated weighted probability of achievement of the performance metrics during the twelve months following the acquisition. The resulting gains were included in selling, general and administrative expense (“SG&A”) in our condensed consolidated statements of income. The final measurement date of the performance metrics was March 31, 2010. The performance metrics were not met, resulting in no payment of contingent consideration.
3. Goodwill
     As discussed in Note 1 of this Quarterly Report, effective January 1, 2010, we reorganized our divisional operations resulting in redefined reportable segments and reporting units. In connection with this segment reorganization, we reallocated goodwill to our redefined reporting units and evaluated goodwill for impairment. The identification of the reporting units began at the operating segment level: EPD, IPD and FCD, and considered whether components one level below the operating segment levels should be identified as reporting units for purposes of allocating goodwill and testing goodwill for impairment based on certain conditions. These conditions included, among other factors, (i) the extent to which a component represents a business and (ii) the aggregation of economically similar components within the operating segments, which resulted in nine reporting units. Other factors that were considered in determining whether the aggregation of components was appropriate included the similarity of the nature of the products and services, the nature of the production processes, the methods of distribution and the types of industries served. Based on the results of the impairment test of reallocated goodwill, we determined that no impairment existed at January 1, 2010.
     Goodwill associated with our redefined reportable segments and changes in the carrying amount of goodwill for the three months ended March 31, 2010 are as follows:

	Flow Solutions Group
(Amounts in thousands)	EPD	IPD	FCD (1)	Total
Balance — January 1, 2010	$405,441	$122,501	$336,985	$864,927
Currency translation	(2,165)	(1,017)	(4,282)	(7,464)

Balance — March 31, 2010	$403,276	$121,484	$332,703	$857,463

(1)	An immaterial amount of goodwill was impaired in 2005 related to the sale of the General Services Group. Amount is not disclosed separately due to immateriality to the segment and overall company.
4. Stock-Based Compensation Plans
     The Flowserve Corporation 2004 Stock Compensation Plan (the “2004 Plan”), which was established on April 21, 2004, authorized the issuance of up to 3,500,000 shares of common stock through grants of restricted shares, restricted share units and performance-based units (collectively referred to as “Restricted Shares”), stock options and other equity-based awards. Of the 3,500,000 shares of common stock authorized under the 2004 Plan, 532,680 remain available for issuance as of March 31, 2010. In addition to the 2004 Plan, we established the Flowserve Corporation Equity and Incentive Compensation Plan (the “2010 Plan”), effective January 1, 2010. This shareholder-approved plan authorizes the issuance of up to 2,900,000 shares of our common stock in the form of incentive stock options, non-statutory stock options, Restricted Shares, stock appreciation rights and bonus stock. Of the 2,900,000 shares of common stock authorized under the 2010 Plan, 2,644,439 remain available for issuance as of March 31, 2010. We recorded stock-based compensation as follows:

	Three Months Ended March 31,
	2010			2009
	Stock	Restricted		Stock	Restricted
(Amounts in millions)	Options	Shares	Total	Options	Shares	Total
Stock-based compensation expense	$—	$8.3	$8.3	$0.2	$9.9	$10.1
Related income tax benefit	—	(2.7)	(2.7)	—	(3.0)	(3.0)

Net stock-based compensation expense	$—	$5.6	$5.6	$0.2	$6.9	$7.1

     Stock Options – Information related to stock options issued to officers, other employees and directors under all plans described in Note 6 to our consolidated financial statements included in our 2009 Annual Report is presented in the following table:

	Three Months Ended March 31, 2010
		Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Life (in years)	Value (in millions)
Number of shares under option:
Outstanding — January 1, 2010	206,815	$42.58
Exercised	(101,093)	45.62

Outstanding — March 31, 2010	105,722	$39.67	5.0	$7.5

Exercisable — March 31, 2010	105,722	$39.67	5.0	$7.5

     No options were granted during the three months ended March 31, 2010 or 2009. No stock options vested during the three months ended March 31, 2010, compared with a total fair value of stock options of $1.6 million vested during the three months ended March 31, 2009. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model.
     As of March 31, 2010, we had no unrecognized compensation cost related to outstanding unvested stock option awards. The total intrinsic value of stock options exercised during the three months ended March 31, 2010 and 2009 was $6.0 million and $0.3 million, respectively.
     Restricted Shares – Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted shares. We had unearned compensation of $46.3 million and $31.5 million at March 31, 2010 and December 31, 2009, respectively, which is expected to be recognized over a weighted-average period of approximately 2 years. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested during the three months ended March 31, 2010 and 2009 was $29.8 million and $13.6 million, respectively.
     The following table summarizes information regarding Restricted Shares:

	Three Months Ended March 31, 2010
		Weighted Average
		Grant-Date Fair
	Shares	Value
Number of unvested Restricted Shares:
Outstanding — January 1, 2010	1,545,244	$64.08
Granted	256,341	98.61
Vested	(522,843)	57.06
Cancelled	(37,677)	68.40

Outstanding — March 31, 2010	1,241,065	$74.04

     Unvested Restricted Shares outstanding as of March 31, 2010, includes 470,000 units with performance-based vesting provisions granted in three annual grants since January 1, 2008. Performance-based units vest upon the achievement of pre-defined performance targets, and are issuable in common stock. Our performance targets are based on our average annual return on net assets over a rolling three-year period as compared with the same measure for a defined peer group for the same period. Compensation expense is recognized ratably over a 36-month cliff vesting period based on the fair market value of our common stock on the date of grant, as adjusted for anticipated forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets. Vesting provisions range from 0 to 910,000 shares based on performance targets. As of March 31, 2010, we estimate vesting of 800,000 shares based on expected achievement of performance targets.
5. Derivative Instruments and Hedges
     Our risk management and derivatives policy specifies the conditions under which we may enter into derivative contracts. See Notes 1 and 7 to our consolidated financial statements included in our 2009 Annual Report and Note 8 of this Quarterly Report for additional information on our purpose for entering into derivatives not designated as hedging instruments and our overall risk management strategies. We enter into forward exchange contracts to hedge our cash flow risks associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction. At March 31, 2010 and December 31, 2009, we had $394.4 million and $309.6 million, respectively, of notional amount in outstanding forward exchange contracts with third parties. At March 31, 2010, the length of forward exchange contracts currently in place ranged from 9 days to 40 months. Also as part of our risk management program, we enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. At both March 31, 2010 and December 31, 2009, we had $385.0 million of notional amount in outstanding interest rate swaps with third parties. All interest rate swaps are highly effective. At March 31, 2010, the maximum remaining length of any interest rate swap contract in place was approximately 18 months.
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
     The fair value of forward exchange contracts not designated as hedging instruments are summarized below:

(Amounts in thousands)	March 31, 2010	December 31, 2009
Current derivative assets	$1,010	$3,753
Current derivative liabilities	9,386	4,339
Noncurrent derivative liabilities	95	145
     The fair value of interest rate swaps in cash flow hedging relationships are summarized below:

	March 31,	December 31,
(Amounts in thousands)	2010	2009
Current derivative assets	$26	$53
Noncurrent derivative assets	40	361
Current derivative liabilities	4,251	5,490
Noncurrent derivative liabilities	30	7
     Current and noncurrent derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our condensed consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
     The impact of net changes in the fair values of forward exchange contracts not designated as hedging instruments are summarized below:

	Three Months Ended March 31,
(Amounts in thousands)	2010	2009
Loss recognized in income	$(10,032)	$(8,338)

     The impact of net changes in the fair values of interest rate swaps in cash flow hedging relationships are summarized below:

	Three Months Ended March 31,
(Amounts in thousands)	2010	2009
Loss reclassified from accumulated other comprehensive income into income for settlements, net of tax	$(1,395)	$(1,268)
Loss recognized in other comprehensive income, net of tax	(840)	(385)
     Gains and losses recognized in our condensed consolidated statements of income for forward exchange contracts and interest rate swaps are classified as other expense, net, and interest expense, respectively.
6. Debt
     Debt, including capital lease obligations, consisted of:

	March 31,	December 31,
(Amounts in thousands)	2010	2009
Term Loan, interest rate of 1.83% and 1.81% at March 31, 2010 and December 31, 2009, respectively	$542,595	$544,016
Capital lease obligations and other	23,463	22,712

Debt and capital lease obligations	566,058	566,728
Less amounts due within one year	28,211	27,355

Total debt due after one year	$537,847	$539,373

Credit Facilities
     Our credit facilities, as amended, are comprised of a $600.0 million term loan expiring on August 10, 2012 and a $400.0 million revolving line of credit, which can be utilized to provide up to $300.0 million in letters of credit, expiring on August 10, 2012. We hereinafter refer to these credit facilities collectively as our Credit Facilities. At both March 31, 2010 and December 31, 2009, we had no amounts outstanding under the revolving line of credit. We had outstanding letters of credit of $111.2 million and $123.1 million at March 31, 2010 and December 31, 2009, respectively, which reduced borrowing capacity to $288.8 million and $276.9 million, respectively. The carrying amount of our term loan approximated fair value at March 31, 2010 and December 31, 2009.
     Borrowings under our Credit Facilities bear interest at a rate equal to, at our option, either (1) the base rate (which is based on the greater of the prime rate most recently announced by the administrative agent under our Credit Facilities or the Federal Funds rate plus 0.50%) or (2) London Interbank Offered Rate (“LIBOR”) plus an applicable margin determined by reference to the ratio of our total debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), which as of March 31, 2010 was 0.875% and 1.50% for borrowings under our revolving line of credit and term loan, respectively.
     We may prepay loans under our Credit Facilities in whole or in part, without premium or penalty. During the three months ended March 31, 2010, we made scheduled repayments under our Credit Facilities of $1.4 million. We have scheduled repayments under our Credit Facilities of $1.4 million due in each of the next four quarters.
European Letter of Credit Facilities
     Our ability to issue additional letters of credit under our previous European Letter of Credit Facility (“Old European LOC Facility”), which had a commitment of €110.0 million, expired November 9, 2009. We paid annual and fronting fees of 0.875% and 0.10%, respectively, for letters of credit written against the Old European LOC Facility. We had outstanding letters of credit written against the Old European LOC Facility of €57.3 million ($77.4 million) and €77.9 million ($111.5 million) as of March 31, 2010 and December 31, 2009, respectively.
     On October 30, 2009, we entered into a new 364-day unsecured European Letter of Credit Facility (“New European LOC Facility”) with an initial commitment of €125.0 million. The New European LOC Facility is renewable annually and, consistent with the Old European LOC Facility, is used for contingent obligations in respect of surety and performance bonds, bank guarantees and similar obligations with maturities up to five years. We pay fees of 1.35% and 0.40% for utilized and unutilized capacity, respectively, under our New European LOC Facility. We had outstanding letters of credit drawn on the New European LOC Facility of €9.6 million ($13.0 million) and €2.8 million ($4.0 million) as of March 31, 2010 and December 31, 2009, respectively.
     Certain banks are parties to both facilities and are managing their exposures on an aggregated basis. As such, the commitment under the New European LOC Facility is reduced by the face amount of existing letters of credit written against the Old European LOC Facility prior to its expiration. These existing letters of credit will remain outstanding, and accordingly offset the €125.0 million capacity of the New European LOC Facility until their maturity, which, as of March 31, 2010, was approximately 16 months for the majority of the outstanding existing letters of credit. After consideration of outstanding commitments under both facilities, the available capacity under the New European LOC Facility was €85.9 million as of March 31, 2010.
7. Realignment Programs
Initial Realignment Program
     In February 2009, we announced our plan to incur up to $40 million in costs to reduce and optimize certain non-strategic manufacturing facilities and our overall cost structure by improving our operating efficiency, reducing redundancies, maximizing global consistency and driving improved financial performance (the “Initial Realignment Program”). The Initial Realignment Program consists of both restructuring and non-restructuring costs. Restructuring charges represent costs associated with the relocation of certain business activities, outsourcing of some business activities and facility closures. Non-restructuring charges, which represent the majority of the Initial Realignment Program, are costs incurred to improve operating efficiency and reduce redundancies and primarily represent employee severance. Substantially all expenses under the Initial Realignment Program were recognized during 2009. Expenses are reported in Cost of Sales (“COS”) or SG&A, as applicable, in our condensed consolidated statements of income.
Total Initial Realignment Program Charges
     Charges are presented net of adjustments relating to changes in estimates of previously recorded amounts. Net adjustments recorded during the three months ended March 31, 2010 were $0.9 million, with no adjustments recorded during the three months ended March 31, 2009.

     The following is a summary of total charges incurred, net of adjustments, related to the Initial Realignment Program:
Three Months Ended March 31, 2010

				Subtotal –
	Flow Solutions Group			Reportable		Consolidated
(Amounts in millions)	EPD	IPD	FCD	Segments	All Other	Total
Total Initial Realignment Program Charges
COS (1)	$0.3	$0.4	$—	$0.7	$—	$0.7
SG&A (1)	(0.4)	—	—	(0.4)	—	(0.4)

	$(0.1)	$0.4	$—	$0.3	$—	$0.3

(1)	Additional detail of restructuring and non-restructuring charges not provided due to immateriality.
Three Months Ended March 31, 2009

				Subtotal –
	Flow Solutions Group			Reportable		Consolidated
(Amounts in millions)	EPD	IPD	FCD	Segments	All Other	Total
Restructuring Charges
COS	$0.8	$1.0	$—	$1.8	$—	$1.8
SG&A	—	0.2	—	0.2	—	0.2

	$0.8	$1.2	$—	$2.0	$—	$2.0

Non-Restructuring Charges
COS	$4.1	$—	$0.2	$4.3	$—	$4.3
SG&A	3.0	0.1	0.3	3.4	0.2	3.6

	$7.1	$0.1	$0.5	$7.7	$0.2	$7.9

Total Initial Realignment Program Charges
COS	$4.9	$1.0	$0.2	$6.1	$—	$6.1
SG&A	3.0	0.3	0.3	3.6	0.2	3.8

	$7.9	$1.3	$0.5	$9.7	$0.2	$9.9

				Subtotal –
	Flow Solutions Group			Reportable		Consolidated
(Amounts in millions)	EPD	IPD	FCD	Segments	All Other	Total
Restructuring Charges Inception to Date
COS	$7.7	$4.7	$0.5	$12.9	$0.7	$13.6
SG&A	0.6	0.2	0.2	1.0	—	1.0

	$8.3	$4.9	$0.7	$13.9	$0.7	$14.6

Non-Restructuring Charges Inception to Date
COS	$5.8	$1.5	$5.0	$12.3	$—	$12.3
SG&A	5.5	0.9	3.8	10.2	0.8	11.0

	$11.3	$2.4	$8.8	$22.5	$0.8	$23.3

Total Initial Realignment Program Charges Inception to Date
COS	$13.5	$6.2	$5.5	$25.2	$0.7	$25.9
SG&A	6.1	1.1	4.0	11.2	0.8	12.0

	$19.6	$7.3	$9.5	$36.4	$1.5	$37.9

Total Expected Initial Realignment Program Charges (1)	$19.7	$7.8	$9.5	$37.0	$1.5	$38.5

(1)	Remaining charges related to the Initial Realignment Program are expected to be incurred in 2010.

Initial Realignment Program – Restructuring Charges
     Restructuring charges include costs related to employee severance at closed facilities, contract termination costs, asset write-downs and other exit costs. Severance costs primarily include costs associated with involuntary termination benefits. Contract termination costs include costs related to termination of operating leases or other contract termination costs. Asset write-downs include accelerated depreciation of fixed assets, and inventory write-downs. Other includes costs related to employee relocation, asset relocation, vacant facility costs (i.e., taxes and insurance) and other charges.
     Restructuring charges, net of adjustments, for the Initial Realignment Program are as follows:

		Contract	Asset
(Amounts in thousands)	Severance	termination	write-downs	Other	Total
Three Months Ended March 31, 2010
COS	$(32)	$178	$149	$595	$890
SG&A	—	—	—	—	—

Total	$(32)	$178	$149	$595	$890

Three Months Ended March 31, 2009
COS	$1,663	$—	$121	$—	$1,784
SG&A	215	—	—	—	215

Total	$1,878	$—	$121	$—	$1,999

Total Restructuring Charges Inception to Date
COS	$4,652	$1,012	$5,502	$2,392	$13,558
SG&A	989	—	—	46	1,035

Total	$5,641	$1,012	$5,502	$2,438	$14,593

Total Expected Restructuring Charges (1)
COS	$4,652	$1,094	$5,502	$2,841	$14,089
SG&A	989	81	—	46	1,116

Total	$5,641	$1,175	$5,502	$2,887	$15,205

(1)	Remaining charges related to the Initial Realignment Program are expected to be incurred in 2010.
     The following represents the activity related to the restructuring reserve:

		Contract
(Amounts in thousands)	Severance	Termination	Other	Total
Balance at December 31, 2009	$1,184	$—	$340	$1,524
Charges, net of adjustments	(32)	178	595	741
Cash expenditures	(54)	(178)	(582)	(814)

Balance at March 31, 2010	$1,098	$—	$353	$1,451

Subsequent Realignment Program
     In October 2009, we announced our plan to commence additional realignment initiatives (the “Subsequent Realignment Program”) and incur additional costs to expand our efforts to optimize assets, reduce our overall cost structure, respond to reduced orders and enhance our customer-facing organization. The Subsequent Realignment Program began in the fourth quarter of 2009 and will continue through 2010. We currently expect total Subsequent Realignment Program charges will be $49.1 million, of which $30.7 million have been incurred through March 31, 2010.
     The Subsequent Realignment Program consists of both restructuring and non-restructuring costs. Restructuring charges, which represent the majority of the Subsequent Realignment Program, represent costs associated with the relocation of certain business activities, outsourcing of some business activities and facility closures. Non-restructuring charges are costs incurred to improve operating efficiency and reduce redundancies and primarily represent employee severance. Expenses are reported in COS or SG&A, as applicable, in our condensed consolidated statements of income.

Total Subsequent Realignment Program Charges
     Charges are presented net of adjustments relating to changes in estimates of previously recorded amounts. Net adjustments recorded during the three months ended March 31, 2010 were $0.5 million. The following is a summary of total charges incurred, net of adjustments, related to the Subsequent Realignment Program:
Three Months Ended March 31, 2010

				Subtotal –
	Flow Solutions Group			Reportable		Consolidated
(Amounts in millions)	EPD	IPD	FCD	Segments	All Other	Total
Restructuring Charges
COS	$0.4	$0.2	$—	$0.6	$—	$0.6
SG&A	(0.4)	—	—	(0.4)	—	(0.4)

	$—	$0.2	$—	$0.2	$—	$0.2

Non-Restructuring Charges
COS	$(0.1)	$(0.3)	$—	$(0.4)	$—	$(0.4)
SG&A	0.4	—	—	0.4	—	0.4

	$0.3	$(0.3)	$—	$—	$—	$—

Total Subsequent Realignment Program Charges
COS	$0.3	$(0.1)	$—	$0.2	$—	$0.2
SG&A	—	—	—	—	—	—

	$0.3	$(0.1)	$—	$0.2	$—	$0.2

				Subtotal –
	Flow Solutions Group			Reportable		Consolidated
(Amounts in millions)	EPD	IPD	FCD	Segments	All Other	Total
Restructuring Charges Inception to Date
COS	$7.7	$0.6	$—	$8.3	$—	$8.3
SG&A	8.9	0.1	—	9.0	1.4	10.4

	$16.6	$0.7	$—	$17.3	$1.4	$18.7

Non-Restructuring Charges Inception to Date
COS	$3.8	$2.4	$2.0	$8.2	$—	$8.2
SG&A	2.6	1.2	—	3.8	—	3.8

	$6.4	$3.6	$2.0	$12.0	$—	$12.0

Total Subsequent Realignment Program Charges Inception to Date
COS	$11.5	$3.0	$2.0	$16.5	$—	$16.5
SG&A	11.5	1.3	—	12.8	1.4	14.2

	$23.0	$4.3	$2.0	$29.3	$1.4	$30.7

Total Expected Subsequent Realignment Program Charges (1)	$25.0	$4.5	$3.8	$33.3	$1.4	$34.7

(1)	Total expected realignment charges represent management’s best estimate based on initiatives identified to date. These amounts do not include approximately $15 million anticipated to be incurred for initiatives that are currently under consideration. The nature of these additional charges cannot currently be determined; however, we expect the charges to be incurred in 2010.

Subsequent Realignment Program – Restructuring Charges
     Restructuring charges incurred, net of adjustments, for the Subsequent Realignment Program in 2010 are as follows:

		Contract	Asset
(Amounts in thousands)	Severance	termination	write-downs	Other	Total
Three Months Ended March 31, 2010
COS	$19	$155	$311	$80	$565
SG&A	(540)	121	—	36	(383)

Total	$(521)	$276	$311	$116	$182

Total Restructuring Charges Inception to Date
COS	$6,989	$155	$1,010	$126	$8,280
SG&A	10,236	121	18	71	10,446

Total	$17,225	$276	$1,028	$197	$18,726

Total Expected Restructuring Charges (1)
COS	$6,989	$501	$1,243	$1,022	$9,755
SG&A	10,236	200	18	374	10,828

Total	$17,225	$701	$1,261	$1,396	$20,583

(1)	Total expected restructuring charges represent management’s best estimate of initiatives identified to date. As certain realignment initiatives remain under consideration, the amount and nature of actual restructuring charges incurred could vary from total expected charges.
     The following represents the activity related to the restructuring reserve for the Subsequent Realignment Program:

		Contract
(Amounts in thousands)	Severance	Termination	Other	Total
Balance at December 31, 2009	$17,746	$—	$81	$17,827
Charges, net of adjustments	(521)	276	116	(129)
Cash expenditures	(2,820)	(222)	(75)	(3,117)
Other non-cash adjustments, including currency	265	—	238	503

Balance at March 31, 2010	$14,670	$54	$360	$15,084

8. Fair Value
     Our financial instruments are presented at fair value in our condensed consolidated balance sheets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models may be applied. Assets and liabilities recorded at fair value in our condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Hierarchical levels are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities. Recurring fair value measurements are limited to investments in derivative instruments and some equity securities. The fair value measurements of our derivative instruments are determined using models that maximize the use of the observable market inputs including interest rate curves and both forward and spot prices for currencies, and are classified as Level II under the fair value hierarchy. The fair values of our derivatives are included above in Note 5. The fair value measurements of our investments in equity securities are determined using quoted market prices. The fair values of our investments in equity securities, and changes thereto, are immaterial to our condensed consolidated financial position and results of operations.
     As discussed in Note 2 above, a liability of $4.4 million was initially recognized as an estimate of the acquisition date fair value of the contingent consideration. This liability was classified as Level III under the fair value hierarchy as it was based on the weighted probability as of the date of the acquisition of achievement of performance metrics, which was not observable in the market. As of December 31, 2009, this liability was reduced to $0 million based on an updated weighted probability of achievement of performance metrics during the twelve months following the acquisition.

9. Inventories
     Inventories are stated at lower of cost or market. Cost is determined by the first-in, first-out method. Inventories, net consisted of the following:

	March 31,	December 31,
(Amounts in thousands)	2010	2009
Raw materials	$244,530	$239,793
Work in process	695,525	649,128
Finished goods	250,100	245,725
Less: Progress billings	(328,708)	(275,364)
Less: Excess and obsolete reserve	(64,378)	(64,049)

Inventories, net	$797,069	$795,233

10. Equity Method Investments
     As of March 31, 2010, we had investments in eight joint ventures (one located in each of China, Italy, Japan, Saudi Arabia, South Korea, and the United Arab Emirates and two located in India) that were accounted for using the equity method. Summarized below is combined income statement information, based on the most recent financial information (unaudited), for those investments:

	Three Months Ended March 31,
(Amounts in thousands)	2010	2009
Revenues	$61,364	$60,767
Gross profit	22,635	23,128
Income before provision for income taxes	16,504	16,426
Provision for income taxes	(4,368)	(5,216)

Net income	$12,136	$11,210

     The provision for income taxes is based on the tax laws and rates in the countries in which our investees operate. The tax jurisdictions vary not only by their nominal rates, but also by the allowability of deductions, credits and other benefits. Our share of net income is reflected in our condensed consolidated statements of income.
11. Earnings Per Share
     The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share. Earnings per weighted average common share outstanding was calculated as follows:

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2010	2009
Net earnings of Flowserve Corporation	$80,220	$92,305
Dividends on restricted shares not expected to vest	4	8

Earnings attributable to common and participating shareholders	$80,224	$92,313

Weighted average shares:
Common stock	55,258	55,519
Participating securities	378	445

Denominator for basic earnings per common share	55,636	55,964
Effect of potentially dilutive securities	864	361

Denominator for diluted earnings per common share	56,500	56,325

Earnings per common share:
Basic	$1.44	$1.65
Diluted	1.42	1.64
     Diluted earnings per share above is based upon the weighted average number of shares as determined for basic earnings per share plus shares potentially issuable in conjunction with stock options, restricted share units and performance share units.

     For the three months ended both March 31, 2010 and 2009, we had no options to purchase common stock that were excluded from the computation of potentially dilutive securities.
12. Legal Matters and Contingencies
Asbestos-Related Claims
     We are a defendant in a number of pending lawsuits (which include, in many cases, multiple claimants) that seek to recover damages for personal injury allegedly caused by exposure to asbestos-containing products manufactured and/or distributed by our heritage companies in the past. While the overall number of asbestos-related claims has generally declined in recent years, there can be no assurance that this trend will continue, or that the average cost per claim will not increase. Asbestos-containing materials incorporated into any such products were primarily encapsulated and used as components of process equipment, and we do not believe that any significant emission of asbestos-containing fibers occurred during the use of this equipment. We believe that a high percentage of the claims are covered by applicable insurance or indemnities from other companies.
Shareholder Litigation — Pending Settlement
     In 2003, related lawsuits were filed in federal court in the Northern District of Texas (“District Court”), alleging that we violated federal securities laws. After these cases were consolidated, the lead plaintiff amended its complaint several times. The lead plaintiff’s last pleading was the fifth consolidated amended complaint (the “Complaint”). The Complaint alleged that federal securities violations occurred between February 6, 2001 and September 27, 2002 and named as defendants our company, C. Scott Greer, our former Chairman, President and Chief Executive Officer, Renee J. Hornbaker, our former Vice President and Chief Financial Officer, PricewaterhouseCoopers LLP, our independent registered public accounting firm, and Banc of America Securities LLC and Credit Suisse First Boston LLC, which served as underwriters for our two public stock offerings during the relevant period. The Complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rule 10b-5 thereunder, and Sections 11 and 15 of the Securities Act of 1933 (the “Securities Act”). The lead plaintiff sought unspecified compensatory damages, forfeiture by Mr. Greer and Ms. Hornbaker of unspecified incentive-based or equity-based compensation and profits from any stock sales and recovery of costs. By orders dated November 13, 2007 and January 4, 2008, the District Court denied the plaintiffs’ motion for class certification and granted summary judgment in favor of the defendants on all claims. The plaintiffs appealed both rulings to the federal Fifth Circuit Court of Appeals (“Court of Appeals”), and on June 19, 2009, the Court of Appeals issued an opinion vacating the District Court’s denial of class certification, reversing in part and vacating in part the District Court’s entry of summary judgment. As a result of the Court of Appeals’ opinion, the case was remanded to the District Court for further proceedings consistent with the opinion and further consideration of certain issues, including whether the plaintiffs can demonstrate that the case should be certified as a class action.
     Following the issuance of the Court of Appeals’ opinion, we engaged in discussions among the parties in furtherance of an amicable resolution of the case, resulting in a stipulation of settlement that was preliminarily approved by the District Court. Notice has been provided to class members, and the settlement remains subject to a final hearing and final approval by the District Court. We recognized a charge of $7.5 million related to increased fees and accrued resolution costs in the third quarter of 2009, bringing our total charges for this matter to $13.5 million, which represents our net obligation, after payments to be made directly by our insurance carriers and another party under the pending settlement, to the $55 million total settlement amount. Our total obligation under the pending settlement is reflected in accrued liabilities in our consolidated balance sheet, with a corresponding amount in prepaid expenses and other for our net obligation and the amount to be paid on our behalf by our insurance carriers. In the unexpected event that the settlement conditions are not resolved and the litigation proceeds, we continue to believe we have valid defenses to the claims asserted, and we will continue to vigorously defend this case.
United Nations Oil-for-Food Program
     A French investigation has been formally opened relating to products that one of our French subsidiaries delivered to Iraq from 1996 through 2003 under the United Nations Oil-for-Food Program. We currently do not expect to incur additional case resolution costs of a material amount in this matter; however, if the French authorities take enforcement action against us regarding its investigation, we may be subject to monetary and non-monetary penalties, which we currently do not believe will have a material adverse effect on our company.
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
Export Compliance
     In March 2006, we initiated a voluntary process to determine our compliance posture with respect to United States (“U.S.”) export control and economic sanctions laws and regulations. Upon initial investigation, it appeared that some product transactions and technology transfers were not handled in full compliance with U.S. export control laws and regulations. As a result, in conjunction with outside counsel, we conducted a voluntary systematic process to further review, validate and voluntarily disclose export violations discovered as part of this review process. We completed our comprehensive disclosures to the appropriate U.S. government regulatory authorities at the end of 2008, and we have continued to work with those authorities to supplement and clarify specific aspects of those disclosures. Based on our review of the data collected, during the self-disclosure period of October 1, 2002 through October 1, 2007, a number of process pumps, valves, mechanical seals and parts related thereto were exported, in limited circumstances, without required export or reexport licenses or without full compliance with all applicable rules and regulations to a number of different countries throughout the world, including certain U.S. sanctioned countries. The foregoing information is subject to revision as we further review this submittal with applicable U.S. regulatory authorities.
     We have taken a number of actions to increase the effectiveness of our global export compliance program. This has included increasing the personnel and resources dedicated to export compliance, providing additional export compliance tools to employees, improving our export transaction screening processes and enhancing the content and frequency of our export compliance training programs.
     Any of our self-reported violations of U.S. export control laws and regulations may result in civil or criminal penalties, including fines and/or other penalties. We are currently engaged in discussions with U.S. regulators about such penalties as part of our effort to resolve this matter; however, while we currently do not believe any such penalties will have a material adverse impact on our company, we are currently unable to definitively determine the full extent or nature or total amount of penalties to which we might ultimately be subject as a result of any such self-reported violations of the U.S. export control laws and regulations.
Other
     We are currently involved as a potentially responsible party at three former public waste disposal sites in various stages of evaluation or remediation. The projected cost of remediation at these sites, as well as our alleged “fair share” allocation, will remain uncertain until all studies have been completed and the parties have either negotiated an amicable resolution or the matter has been judicially resolved. At each site, there are many other parties who have similarly been identified. Many of the other parties identified are financially strong and solvent companies that appear able to pay their share of the remediation costs. Based on our information about the waste disposal practices at these sites and the environmental regulatory process in general, we believe that it is likely that ultimate remediation liability costs for each site will be apportioned among all liable parties, including site owners and waste transporters, according to the volumes and/or toxicity of the wastes shown to have been disposed of at the sites. We believe that our exposure for existing disposal sites will not be material.
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
     Although none of the aforementioned potential liabilities can be quantified with absolute certainty except as otherwise indicated above, we have established reserves covering exposures relating to contingencies, to the extent believed to be probable and reasonably estimable based on past experience and available facts. While additional exposures beyond these reserves could exist, they currently cannot be estimated. We will continue to evaluate and update the reserves as necessary and appropriate.

13. Retirement and Postretirement Benefits
     Components of the net periodic cost for retirement and postretirement benefits for the three months ended March 31, 2010 and 2009 were as follows:

	U.S.		Non-U.S.		Postretirement
	Defined Benefit Plans		Defined Benefit Plans		Medical Benefits
(Amounts in millions)	2010	2009	2010	2009	2010	2009
Service cost	$5.1	$4.2	$1.2	$0.9	$—	$—
Interest cost	4.5	4.9	3.3	2.9	0.5	0.7
Expected return on plan assets	(6.0)	(5.6)	(1.9)	(1.0)	—	—
Amortization of unrecognized net loss (gain)	2.5	1.6	0.6	0.6	(0.5)	(0.6)
Amortization of prior service benefit	(0.3)	(0.3)	—	—	(0.5)	(0.5)

Net periodic cost (benefit) recognized	$5.8	$4.8	$3.2	$3.4	$(0.5)	$(0.4)

     See additional discussion of our retirement and postretirement benefits in Note 13 to our consolidated financial statements included in our 2009 Annual Report.
14. Shareholders’ Equity
     On February 22, 2010, our Board of Directors authorized an increase in the payment of quarterly dividends on our common stock from $0.27 per share to $0.29 per share, effective for the first quarter of 2010. On February 23, 2009, our Board of Directors authorized an increase in our quarterly cash dividend from $0.25 per share to $0.27 per share, effective for the first quarter of 2009. Generally, our dividend date-of-record is in the last month of the quarter, and the dividend is paid the following month.
     On February 26, 2008 our Board of Directors authorized a program to repurchase up to $300.0 million of our outstanding common stock over an unspecified time period. The program commenced in the second quarter of 2008. We repurchased 112,500 shares for $12.0 million and 150,000 shares for $7.1 million during the three months ended March 31, 2010 and 2009, respectively. To date, we have repurchased a total of 2.4 million shares for $217.9 million under this program.
15. Income Taxes
     For the three months ended March 31, 2010, we earned $112.0 million before taxes and provided for income taxes of $31.8 million, resulting in an effective tax rate of 28.4%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended March 31, 2010 primarily due to the net impact of foreign operations, including the adverse tax impact from the non-deductibility of the losses resulting from Venezuela’s currency devaluation, and a net reduction of our reserve for uncertain tax positions due to the resolution of tax audits and the lapse of the statute of limitations in certain jurisdictions.
     For the three months ended March 31, 2009, we earned $128.8 million before taxes and provided for income taxes of $36.0 million, resulting in an effective tax rate of 27.9%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended March 31, 2009 primarily due to the net impact of foreign operations.
     The United States enacted the Patient Protection and Affordable Care Act (“PPACA”) into law on March 23, 2010, and on March 30, 2010, enacted the Health Care and Education Reconciliation Act of 2010, which amended certain aspects of the PPACA. These acts effectively change the tax treatment of federal subsidies paid to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D. As a result, these subsidy payments will effectively become taxable in tax years beginning after December 31, 2012. The tax impact of these changes resulted in an immaterial increase in our tax expense during the three months ended March 31, 2010.
     As of March 31, 2010, the amount of unrecognized tax benefits has decreased by $7.4 million from December 31, 2009, due to expiration of statutes, audit settlements, currency devaluation in Venezuela and currency translation adjustments. With limited exception, we are no longer subject to U.S. federal, state and local income tax audits for years through 2004 or non-U.S. income tax audits for years through 2003. We are currently under examination for various years in Austria, Germany, India, Mexico, Singapore, the U.S. and Venezuela.
     It is reasonably possible that within the next 12 months the effective tax rate will be impacted by the resolution of some or all of the matters audited by various taxing authorities. It is also reasonably possible that we will have the statute of limitations close in various taxing jurisdictions within the next 12 months. As such, we estimate we could record a reduction in our tax expense of between $9.5 million and $22.9 million within the next 12 months.

16. Segment Information
     We are principally engaged in the worldwide design, manufacture, distribution and service of industrial flow management equipment. We provide long lead-time, highly engineered pumps, standardized, general purpose pumps, mechanical seals, industrial valves and related automation products and solutions primarily for oil and gas, chemical, power generation, water management and other industries requiring flow management products.
     We have the following reportable segments:
•	EPD;

•	IPD; and

•	FCD.
     FSG has one President who reports directly to the Chief Executive Officer (“CEO”). The structure of FSG consists of two reportable operating segments: EPD and IPD, each with a Vice President – Finance, who reports directly to our Chief Accounting Officer (“CAO”). FCD has a President, who reports directly to our CEO, and a Vice President – Finance, who reports directly to our CAO. For decision-making purposes, our CEO and other members of senior executive management use financial information generated and reported at the reportable segment level. Our corporate headquarters does not constitute a separate division or business segment.
     We evaluate segment performance and allocate resources based on each reportable segment’s operating income. Amounts classified as “Eliminations and All Other” include corporate headquarters costs and other minor entities that do not constitute separate segments. Intersegment sales and transfers are recorded at cost plus a profit margin, with the sales and related margin on such sales eliminated in consolidation.
     The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:
Three Months Ended March 31, 2010

				Subtotal –	Eliminations
	Flow Solutions Group			Reportable	and All	Consolidated
(Amounts in thousands)	EPD	IPD	FCD	Segments	Other (1)	Total
Sales to external customers	$517,095	$187,072	$254,739	$958,906	$—	$958,906
Intersegment sales	14,731	9,063	1,323	25,117	(25,117)	—
Segment operating income	102,370	20,968	40,075	163,413	(21,239)	142,174
Identifiable assets	1,711,907	678,041	1,012,146	3,402,094	666,947	4,069,041
Three Months Ended March 31, 2009

				Subtotal –	Eliminations
	Flow Solutions Group			Reportable	and All	Consolidated
(Amounts in thousands)	EPD	IPD	FCD	Segments	Other (1)	Total
Sales to external customers	$522,984	$205,733	$296,009	$1,024,726	$—	$1,024,726
Intersegment sales	16,203	8,615	1,146	25,964	(25,964)	—
Segment operating income	99,776	23,037	47,583	170,396	(23,259)	147,137
Identifiable assets	1,729,876	690,497	1,042,956	3,463,329	330,333	3,793,662

(1)	The increase in identifiable assets for “Eliminations and All Other” in 2010 is primarily a result of increased cash balances.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis of our condensed consolidated financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements, and notes thereto, and the other financial data included elsewhere in this Quarterly Report. The following discussion should also be read in conjunction with our audited consolidated financial statements, and notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2009 Annual Report.
EXECUTIVE OVERVIEW
Our Company
     We believe that we are a world-leading manufacturer and aftermarket service provider of comprehensive flow control systems. We develop and manufacture precision-engineered flow control equipment integral to the movement, control and protection of the flow of materials in our customers’ critical processes. Our product portfolio of pumps, valves, seals and automation and aftermarket services supports global infrastructure industries, including oil and gas, chemical, power generation and water management, as well as general industrial markets where our products and services add value. Through our manufacturing platform and global network of Quick Response Centers (“QRCs”), we offer a broad array of aftermarket equipment services, such as installation, advanced diagnostics, repair and retrofitting. We currently employ approximately 15,000 employees in more than 50 countries.
     Our business model is significantly influenced by the capital spending of global infrastructure industries for the placement of new products into service and aftermarket services for existing operations. The worldwide installed base of our products is an important source of aftermarket revenue, where products are expected to ensure the maximum operating time of many key industrial processes. Over the past several years, we have significantly invested in our aftermarket strategy to provide local support to maximize our customers’ investment in our offerings, as well as to provide business stability during various economic periods. The aftermarket business, which is served by more than 150 of our QRCs located around the globe, provides a variety of service offerings for our customers including spare parts, service solutions, product life cycle solutions and other value added services, and is generally a higher margin business and a key component of our profitable growth strategy.
     Our product portfolio, which we believe to be one of the most comprehensive in the industry, is built on more than 50 well-respected brand names such as Worthington, IDP, Valtek, Limitorque and Durametallic. The products and services are sold either directly or through designated channels to more than 10,000 companies, including some of the world’s leading engineering and construction firms, original equipment manufacturers, distributors and end users.
     We continue to build on our geographic breadth through our QRC network with the goal to be positioned as near to customers as possible for service and support in order to capture this important aftermarket business. Along with ensuring that we have the local capability to sell, install and service our equipment in remote regions, it is equally imperative to continuously improve our global operations. We continue to expand our global supply chain capability to meet global customer demands and ensure the quality and timely delivery of our products. Significant efforts are underway to improve the supply chain processes across our divisions to find areas of synergy and cost reduction and to improve our supply chain management capability to ensure it can meet global customer demands. We continue to focus on improving on-time delivery and quality, while managing warranty costs as a percentage of sales across our global operations, through the assistance of a focused Continuous Improvement Process (“CIP”) initiative. The goal of the CIP initiative, which includes lean manufacturing, six sigma business management strategy and value engineering, is to maximize service fulfillment to customers through on-time delivery, reduced cycle time and quality at the highest internal productivity.
     We experienced reduced demand for original equipment in 2009 resulting from the global financial crisis and economic recession. In the first quarter of 2010, our industries continued to experience the effects from the previous year, but generally have a more positive outlook. In the oil and gas industry, activity increased around several major capital projects that had previously been postponed. In the power generation industry, investment planning continued on a global scale, with a majority of proposed capital projects in the developing regions and an increasing interest in nuclear power generation. The chemical industry exhibited signs of stabilization with an improving outlook supported by major capital investment plans located in developing regions, particularly the Middle East and Asia. In the water management industry, planned investments in desalination continued to exhibit growth potential globally with many projects being designed to support large volume demand for potable water where our capabilities align well with the requirements of this strategic market.
     During the first quarter of 2010, we continued to experience favorable conditions in our aftermarket business. We believe that our commitment over the past several years to localize aftermarket support capabilities close to our customers’ operations through our QRC network has provided us with the opportunity to grow our market share in this important area of our business. Investing in the pursuit of major capital projects globally and leveraging our ability to serve the customer in a local manner remain key components of our long-term growth strategy.
     We believe that with our customer relationships, our global presence and our highly regarded technical capabilities, we will continue to have opportunities in our core industries; however, we face challenges affecting many companies in our industry with a significant multinational presence, such as economic, political, currency and other risks. See “Cautionary Note Regarding Forward-Looking Statements” below.
RESULTS OF OPERATIONS – Three months ended March 31, 2010 and 2009
     Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects on operations by translating current year results on a monthly basis at prior year exchange rates for the same periods.
     As discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, EPD acquired Calder AG, a Swiss supplier of energy recovery technology, effective April 21, 2009, and Calder AG’s results of operations have been consolidated since the date of acquisition. No pro forma information has been provided for the acquisition due to immateriality.
     As discussed in Note 7 to our condensed consolidated financial statements included in this Quarterly Report, in February 2009, we announced our intent to incur up to $40 million in realignment costs (the “Initial Realignment Program”) to reduce and optimize certain non-strategic manufacturing facilities and our overall cost structure by improving our operating efficiency, reducing redundancies, maximizing global consistency and driving improved financial performance. The Initial Realignment Program was substantially complete at December 31, 2009. In October 2009, we announced our intent to incur additional realignment costs (the “Subsequent Realignment Program”) to expand our efforts to optimize assets, reduce our overall cost structure, respond to reduced orders and drive an enhanced customer-facing organization. The Initial Realignment Program and the Subsequent Realignment Program are collectively referred to as our “Realignment Programs.” In January 2010, we announced our expectation that up to $20 million in charges related to our Realignment Programs would be incurred in 2010, including $0.5 million incurred in the three months ended March 31, 2010, which when combined with the $68.1 million of charges incurred in 2009 (as disclosed in our 2009 Annual Report), brings our total expected realignment charges to approximately $88 million. Unless otherwise stated, information about our Realignment Programs included in this MD&A is presented in total. For the individual impacts of each program, see Note 7 to our condensed consolidated financial statements included in this Quarterly Report.
     The Realignment Programs consist of both restructuring and non-restructuring costs. Restructuring charges represent costs associated with the relocation of certain business activities, outsourcing of some business activities and facility closures. Non-restructuring charges are costs incurred to improve operating efficiency and reduce redundancies, which includes a reduction in headcount. Expenses are reported in COS or SG&A, as applicable, in our condensed consolidated statements of income.

     Charges are presented net of adjustments relating to changes in estimates of previously recorded amounts. Net adjustments recorded during the three months ended March 31, 2010 were $1.4 million. The following is a summary of charges, net of adjustments, included in operating income in 2010 related to our Realignment Programs:
Three Months Ended March 31, 2010

				Subtotal –
	Flow Solutions Group			Reportable		Consolidated
(Amounts in millions)	EPD	IPD	FCD	Segments	All Other	Total
Restructuring Charges
COS	$0.9	$0.6	$—	$1.5	$—	$1.5
SG&A	(0.4)	—	—	(0.4)	—	(0.4)

	$0.5	$0.6	$—	$1.1	$—	$1.1

Non-Restructuring Charges
COS	$(0.3)	$(0.3)	$—	$(0.6)	$—	$(0.6)
SG&A	—	—	—	—	—	—

	$(0.3)	$(0.3)	$—	$(0.6)	$—	$(0.6)

Total Realignment Program Charges
COS	$0.6	$0.3	$—	$0.9	$—	$0.9
SG&A	(0.4)	—	—	(0.4)	—	(0.4)

	$0.2	$0.3	$—	$0.5	$—	$0.5

     There were no adjustments recorded during the three months ended March 31, 2009. The following is a summary of charges included in operating income in 2009 related to our Realignment Programs:
Three Months Ended March 31, 2009

				Subtotal –
	Flow Solutions Group			Reportable		Consolidated
(Amounts in millions)	EPD	IPD	FCD	Segments	All Other	Total
Restructuring Charges
COS	$0.8	$1.0	$—	$1.8	$—	$1.8
SG&A	—	0.2	—	0.2	—	0.2

	$0.8	$1.2	$—	$2.0	$—	$2.0

Non-Restructuring Charges
COS	$4.1	$—	$0.2	$4.3	$—	$4.3
SG&A	3.0	0.1	0.3	3.4	0.2	3.6

	$7.1	$0.1	$0.5	$7.7	$0.2	$7.9

Total Realignment Program Charges
COS	$4.9	$1.0	$0.2	$6.1	$—	$6.1
SG&A	3.0	0.3	0.3	3.6	0.2	3.8

	$7.9	$1.3	$0.5	$9.7	$0.2	$9.9

     The following is a summary of total charges related to identified initiatives under our Realignment Programs expected to be incurred:
Total Expected Charges (1)

				Subtotal –
	Flow Solutions Group			Reportable		Consolidated
(Amounts in millions)	EPD	IPD	FCD	Segments	All Other	Total
Restructuring Charges
COS	$16.7	$6.0	$0.5	$23.2	$0.7	$23.9
SG&A	10.0	0.3	0.2	10.5	1.4	11.9

	$26.7	$6.3	$0.7	$33.7	$2.1	$35.8

Non-Restructuring Charges
COS	$10.0	$3.9	$8.8	$22.7	$—	$22.7
SG&A	8.1	2.1	3.8	14.0	0.8	14.8

	$18.1	$6.0	$12.6	$36.7	$0.8	$37.5

Total Realignment Program Charges
COS	$26.7	$9.9	$9.3	$45.9	$0.7	$46.6
SG&A	18.0	2.4	4.0	24.4	2.2	26.6

	$44.7	$12.3	$13.3	$70.3	$2.9	$73.2

(1)	Total expected realignment charges represent management’s best estimate based on initiatives identified to date. These amounts do not include approximately $15 million anticipated to be incurred for initiatives that are currently under consideration. The nature of these additional charges cannot currently be determined; however, we expect the charges to be incurred in 2010.
     Based on actions under our Realignment Programs, we have realized savings of approximately $18 million for the three months ended March 31, 2010, and we expect to realize total savings in 2010 of approximately $95 million. Upon completion of our Realignment Programs, we expect annual cost savings of approximately $110 million. Approximately two-thirds of savings were and will be realized in COS and the remainder in SG&A for the Realignment Programs. Actual savings realized could vary from expected savings, which represent management’s best estimate to date.
     Generally, the charges presented were or will be paid in cash, except for asset write-downs, which are non-cash charges. Asset write-down charges (including accelerated depreciation of fixed assets, accelerated amortization of intangible assets and inventory write-downs) of $0.5 million were recorded during the period ended March 31, 2010. The majority of the cash payments remaining related to our Realignment Programs will be incurred in 2010.
Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended March 31,
(Amounts in millions)	2010	2009
Bookings	$1,071.6	$968.2
Sales	958.9	1,024.7
     We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacture, service or support. Bookings recorded and subsequently canceled within the year-to-date period are excluded from year-to-date bookings. Bookings for the three months ended March 31, 2010 increased by $103.4 million, or 10.7%, as compared with the same period in 2009. The increase includes currency benefits of approximately $49 million. The increase is primarily attributable to increased original equipment and aftermarket customer bookings in EPD, which were driven by increases in the oil and gas and general industries. The increase is also attributable to strength in the oil and gas industry in FCD and increased bookings in the chemical industry in Latin America, partially offset by decreased customer bookings of original equipment in IPD.
     Sales for the three months ended March 31, 2010 decreased by $65.8 million, or 6.4%, as compared with the same period in 2009. The decrease includes currency benefits of approximately $47 million. The decrease is primarily attributable to decreased sales of original equipment in FCD and IPD and decreased aftermarket sales in EPD, partially offset by increased aftermarket sales in FCD and IPD. These decreases were primarily driven by lower beginning backlog in the oil and gas and general industries for 2010, as compared to 2009, reflecting lower demand and customer-driven project delays due to a significant decrease in the rate of general global economic growth in 2009. Net sales to international customers, including export sales from the U.S., were approximately 73% of consolidated sales for the three months ended March 31, 2010, as compared with approximately 67% for the same period in 2009.
     Backlog represents the value of aggregate uncompleted customer orders. Backlog of $2,423.8 million at March 31, 2010 increased by $52.6 million, or 2.2%, as compared with December 31, 2009. Currency effects provided a decrease of approximately $62 million. The overall net increase includes the impact of cancellations of $1.9 million of orders booked during the prior year.
Gross Profit and Gross Profit Margin

	Three Months Ended March 31,
(Amounts in millions)	2010	2009
Gross profit	$348.3	$367.8
Gross profit margin	36.3%	35.9%
     Gross profit for the three months ended March 31, 2010 decreased by $19.5 million, or 5.3%, as compared with the same period in 2009. The decrease includes the effect of approximately $11 million in increased savings realized and a decrease of $5.2 million in charges resulting from our Realignment Programs as compared with the same period in 2009. Gross profit margin for the three months ended March 31, 2010 of 36.3% increased from 35.9% for the same period in 2009. The increase is primarily attributable a mix shift toward higher margin aftermarket sales in IPD and FCD, increased utilization of low cost regions by FCD, impacts of our Realignment Programs and various CIP initiatives, partially offset by a sales mix shift toward original equipment and pricing from beginning of year backlog in EPD and the negative impact of decreased sales on the absorption of fixed manufacturing costs. Aftermarket sales generally carry a higher margin than original equipment sales. As a result of the sales mix shift, aftermarket sales increased to approximately 39% of total sales, as compared with approximately 36% of total sales in the same period in 2009.
Selling, General and Administrative Expense

	Three Months Ended March 31,
(Amounts in millions)	2010	2009
SG&A	$211.2	$225.3
SG&A as a percentage of sales	22.0%	22.0%
     SG&A for the three months ended March 31, 2010 decreased by $14.1 million, or 6.3%, as compared with the same period in 2009. Currency effects yielded an increase of approximately $8 million. The decrease includes the effect of approximately $6 million in increased savings realized and a decrease of $4.2 million in charges resulting from our Realignment Programs as compared with the same period in 2009. The decrease is primarily attributable to strict cost control actions in 2010 and savings realized from our Realignment Programs discussed above.
Net Earnings from Affiliates

	Three Months Ended March 31,
(Amounts in millions)	2010	2009
Net earnings from affiliates	$5.1	$4.7
     Net earnings from affiliates represents our net income from investments in eight joint ventures (one located in each of China, Italy, Japan, Saudi Arabia, South Korea and the United Arab Emirates and two located in India) that are accounted for using the equity method of accounting. Net earnings from affiliates for the three months ended March 31, 2010 increased by $0.4 million, or 8.5%, as compared with the same period in 2009, primarily due to increased earnings of our EPD joint venture in South Korea, partially offset by decreased earnings of our FCD joint venture in India.

Operating Income and Operating Margin

	Three Months Ended March 31,
(Amounts in millions)	2010	2009
Operating income	$142.2	$147.1
Operating margin	14.8%	14.4%
     Operating income for the three months ended March 31, 2010 decreased by $4.9 million, or 3.3%, as compared with the same period in 2009. The decrease includes currency benefits of approximately $9 million. The decrease includes the effect of approximately $17 million in increased savings realized and a decrease of $9.4 million in charges resulting from our Realignment Programs as compared with the same period in 2009. The overall net decrease is primarily a result of the $19.5 million decrease in gross profit, which was partially offset by the $14.1 million decrease in SG&A, as discussed above.
Interest Expense and Interest Income

	Three Months Ended March 31,
(Amounts in millions)	2010	2009
Interest expense	$(9.0)	$(10.1)
Interest income	0.3	1.1
     Interest expense for the three months ended March 31, 2010 decreased by $1.1 million as compared with the same period in 2009. The decrease is primarily attributable to a decrease in the average interest rate. Approximately 71% of our term debt was at fixed rates at March 31, 2010, including the effects of $385.0 million of notional interest rate swaps.
     Interest income for the three months ended March 31, 2010 decreased by $0.8 million as compared with the same period in 2009. The decrease is primarily attributable to a decrease in the average interest rate, partially offset by higher average cash balances.
Other Expense, Net

	Three Months Ended March 31,
(Amounts in millions)	2010	2009
Other expense, net	$(21.5)	$(9.3)
     Other expense, net for the three months ended March 31, 2010 increased $12.2 million, or 131.2%, as compared with the same period in 2009. As discussed in more detail in Note 1 to our condensed consolidated financial statements included in this Quarterly Report, we recognized a $12.4 million loss as a result of Venezuela’s currency devaluation, partially offset by realized foreign currency exchange gains of $3.5 million related to the settlement of U.S. dollar denominated liabilities at the more favorable essential items exchange rate of 2.60 Bolivars to the U.S. dollar. In addition, the increase includes a $10.0 million net loss on forward exchange contracts as compared with an $8.3 million net loss for the same period in 2009, primarily reflecting the strengthening of the U.S. dollar exchange rate versus the Euro.
Tax Expense and Tax Rate

	Three Months Ended March 31,
(Amounts in millions)	2010	2009
Provision for income tax	$31.8	$36.0
Effective tax rate	28.4%	27.9%
     Our effective tax rate of 28.4% for the three months ended March 31, 2010 increased from 27.9% for the same period in 2009. The increase is primarily due to the net impact of foreign operations, including the adverse tax impact from the non-deductibility of the losses resulting from Venezuela’s currency devaluation, and a net reduction of our reserve for uncertain tax positions due to the resolution of tax audits and the lapse of the statute of limitations in certain jurisdictions.

Other Comprehensive Expense

	Three Months Ended March 31,
(Amounts in millions)	2010	2009
Other comprehensive expense	$(34.1)	$(38.0)
     Other comprehensive expense for the three months ended March 31, 2010 decreased $3.9 million, or 10.3%, as compared with the same period in 2009, primarily reflecting less impact from the strengthening of the U.S. dollar exchange rate versus the Euro during the three months ended March 31, 2010, as compared with the same period in 2009.
Business Segments
     As discussed in Note 1 to our condensed consolidated financial statements included in this Quarterly Report, we reorganized our divisional operations by combining the former FPD and FSD into FSG, effective January 1, 2010, with FSG being divided into EPD and IPD. We now conduct our operations through three business segment based on type of product and how we manage the business:
•	EPD for long lead-time, engineered pumps and pump systems, mechanical seals, auxiliary systems and replacement parts and related services;

•	IPD for pre-configured pumps and pump systems and related products and services; and

•	FCD for engineered and industrial valves, control valves, actuators and controls and related services.
     We evaluate segment performance and allocate resources based on each segment’s operating income. See Note 16 to our condensed consolidated financial statements included in this Quarterly Report for further discussion of our segments. The key operating results for our three business segments, EPD, IPD and FCD, are discussed below. We have retrospectively adjusted prior period financial information to reflect our new reporting structure.
FSG Engineered Product Division Segment Results
     Our largest business segment is EPD, through which we design, manufacture, distribute and service engineered pumps and pump systems, mechanical seals, auxiliary systems and provide related services (collectively referred to as “original equipment”). EPD includes longer lead-time, highly engineered pump products and mechanical seals. EPD also manufactures replacement parts and related equipment, and provides a full array of support services (collectively referred to as “aftermarket”). EPD primarily operates in the oil and gas, petrochemical and power generation industries. EPD operates 27 manufacturing facilities worldwide, ten of which are located in Europe, eight in North America, five in Asia and four in Latin America and has 125 service centers, including those co-located in a manufacturing facility, in 39 countries.

	Three Months Ended March 31,
(Amounts in millions)	2010	2009
Bookings	$592.4	$479.9
Sales	531.8	539.2
Gross profit	196.7	201.4
Gross profit margin	37.0%	37.4%
Operating income	102.4	99.8
Operating margin	19.2%	18.5%
     Bookings for the three months ended March 31, 2010 increased by $112.5 million, or 23.4%, as compared with the same period in 2009. The increase includes currency benefits of approximately $25 million. The increase in bookings reflects higher demand for our products in the oil and gas and general industries across all regions. Customer bookings in Europe, the Middle East and Africa (“EMA”), North America, Asia Pacific and Latin America increased $64.0 million (including currency benefits of approximately $13 million), $37.3 million, $14.1 million (including currency benefits of approximately $5 million) and $9.8 million (including currency benefits of approximately $3 million), respectively. The increase consists of increases in original equipment bookings on major projects in the oil and gas and general industries. These increases were slightly offset by decreased bookings in the water management and chemical industries. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $0.5 million.

     Sales for the three months ended March 31, 2010 decreased $7.4 million, or 1.4%, as compared with the same period in 2009. The decrease includes currency benefits of approximately $25 million. A decrease in customer aftermarket sales was partially offset by an increase in customer sales of original equipment. North America customer sales decreased $35.5 million, mostly offset by increased customer sales in Latin America and EMA of $13.8 million (including currency benefits of approximately $5 million) and $14.0 million (including currency benefits of approximately $12 million), respectively. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $1.4 million.
     Gross profit for the three months ended March 31, 2010 decreased by $4.7 million, or 2.3%, as compared with the same period in 2009. Gross profit margin for the three months ended March 31, 2010 of 37.0% decreased from 37.4% for the same period in 2009. The decrease is attributable to a sales mix shift toward lower margin original equipment and pricing from beginning of year backlog, partially offset by increased savings realized and a decrease in charges resulting from our Realignment Programs as compared with the same period in 2009, as well as operational efficiencies and savings realized from our supply chain initiatives.
     Operating income for the three months ended March 31, 2010 increased by $2.6 million, or 2.6%, as compared with the same period in 2009. The increase includes currency benefits of approximately $6 million. The overall net increase was due primarily to decreased SG&A of $5.7 million, which was due to increased savings realized and a decrease in charges resulting from our Realignment Programs as compared with the same period in 2009, partially offset by reduced gross profit of $4.7 million, as discussed above.
     Backlog of $1,412.1 million at March 31, 2010 increased by $30.0 million, or 2.2%, as compared with December 31, 2009. Currency effects provided a decrease of approximately $31 million. Backlog at March 31, 2010 and December 31, 2009 includes $29.8 million and $29.9 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
FSG Industrial Product Division Segment Results
     Through IPD we design, manufacture, distribute and service pre-configured pumps and pump systems, including submersible motors (collectively referred to as “original equipment”). Additionally, IPD manufactures replacement parts and related equipment, and provides a full array of support services (collectively referred to as “aftermarket”). IPD includes standardized, general purpose pump products and primarily operates in the oil and gas, chemical, water management, power generation and general industries. IPD operates 12 manufacturing facilities, three of which are located in the U.S and six in Europe, and operates 22 QRCs worldwide, including ten sites in Europe and four in the U.S., including those co-located in a manufacturing facility.

	Three Months Ended March 31,
(Amounts in millions)	2010	2009
Bookings	$194.4	$215.3
Sales	196.1	214.3
Gross profit	55.0	59.0
Gross profit margin	28.0%	27.5%
Operating income	21.0	23.0
Operating margin	10.7%	10.7%
     Bookings for the three months ended March 31, 2010 decreased by $20.9 million, or 9.7%, as compared with the same period in 2009. This decrease includes currency benefits of approximately $10 million. Decreased customer bookings of original equipment, primarily in the power generation, water management and general industries, were slightly offset by increased customer aftermarket bookings and relative stability in oil and gas markets. The decrease was primarily driven by declines in customer bookings of $23.9 million in EMA and Australia. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $4.7 million.
     Sales for the three months ended March 31, 2010 decreased by $18.2 million, or 8.5%, as compared with the same period in 2009. This decrease includes currency benefits of approximately $11 million. A decrease in customer original equipment sales was partially offset by an increase in customer aftermarket sales. The overall net decrease in customer sales of $12.9 million in the Americas and $4.7 million in EMA and Australia was primarily driven by declines in the power generation and water management industries. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) increased $0.4 million.
     Gross profit for the three months ended March 31, 2010 decreased by $4.0 million, or 6.8%, as compared with the same period in 2009. Gross profit margin for the three months ended March 31, 2010 of 28.0% increased from 27.5% for the same period in 2009. The increase is primarily attributable to a sales mix shift toward more profitable aftermarket sales and increased savings realized and a decrease in charges resulting from our Realignment Programs as compared with the same period in 2009, partially offset by the impact of decreased sales, which negatively impacts our absorption of fixed manufacturing costs.
     Operating income for the three months ended March 31, 2010 decreased by $2.0 million, or 8.7%, as compared with the same period in 2009. The decrease includes currency benefits of approximately $1 million. The decrease is due to the $4.0 million decrease in gross profit discussed above, partially offset by a $1.8 million decrease in SG&A. The decrease in SG&A is due to decreased selling-related expenses, strict cost control actions in 2010 and increased savings realized and a decrease in charges resulting from our Realignment Programs as compared with the same period in 2009.
     Backlog of $530.5 million at March 31, 2010 decreased by $25.1 million, or 4.5%, as compared with December 31, 2009. Currency effects provided a decrease of approximately $22 million. Backlog at March 31, 2010 and December 31, 2009 includes $25.0 million and $19.8 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
Flow Control Division Segment Results
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

	Three Months Ended March 31,
(Amounts in millions)	2010	2009
Bookings	$318.9	$302.8
Sales	256.1	297.2
Gross profit	95.7	107.2
Gross profit margin	37.4%	36.1%
Operating income	40.1	47.6
Operating margin	15.7%	16.0%
     Bookings for the three months ended March 31, 2010 increased $16.1 million, or 5.3%, as compared with the same period in 2009. This increase includes currency benefits of approximately $14 million. The increase in bookings is primarily attributable to strength in the oil and gas industry, primarily in EMA and North America and increased bookings in the petrochemical business in Latin America. Increased bookings were partially offset by decreases in the chemical industry, largely driven by EMA and Asia Pacific. Recent inventory restocking orders from distributors exhibited evidence of economic stabilization.
     Sales for the three months ended March 31, 2010 decreased $41.1 million, or 13.8%, as compared with the same period in 2009. The decrease includes currency benefits of approximately $11 million. Sales of original equipment decreased across all industries and were partially offset by increased aftermarket sales. Sales in North America, Asia Pacific and EMA decreased approximately $17 million, $12 million and $9 million, respectively.
     Gross profit for the three months ended March 31, 2010 decreased by $11.5 million, or 10.7%, as compared with the same period in 2009. Gross profit margin for the three months ended March 31, 2010 of 37.4% increased from 36.1% for the same period in 2009. The increase is attributable to favorable product mix, increased savings realized from our Realignment Programs as compared with the same period in 2009, various CIP initiatives and improved utilization of low cost regions. These improvements were partially offset by the negative impact of decreased sales on the absorption of fixed manufacturing costs.
     Operating income for the three months ended March 31, 2010 decreased by $7.5 million, or 15.8%, as compared with the same period in 2009. The decrease includes currency benefits of approximately $2 million. The decrease is principally attributable to the $11.5 million decrease in gross profit, discussed above, partially offset by a $5.2 million decrease in SG&A. Decreased SG&A is attributable to decreased selling and marketing-related expenses and increased savings realized from our Realignment Programs as compared with the same period in 2009.
     Backlog of $537.8 million at March 31, 2010 increased by $52.5 million, or 10.8%, as compared with December 31, 2009. Currency effects provided a decrease of approximately $9 million.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis

	Three Months Ended March 31,
(Amounts in millions)	2010	2009
Net cash flows used by operating activities	$(149.0)	$(180.0)
Net cash flows used by investing activities	(7.0)	(44.3)
Net cash flows used by financing activities	(13.2)	(24.3)
     Existing cash, cash generated by operations and borrowings available under our existing revolving credit facility are our primary sources of short-term liquidity. Our cash balance at March 31, 2010 was $468.4 million, as compared with $654.3 million at December 31, 2009.
     Working capital increased for the three months ended March 31, 2010, as compared with the same period 2009, due primarily to lower accrued liabilities of $88.5 million resulting primarily from reductions in accruals for broad-based annual incentive program payments and reductions in advanced cash received from customers and lower accounts payable of $84.3 million. Working capital increased for the three months ended March 31, 2009, as compared with the same period in 2008, due primarily to lower accounts payable of $107.9 million, lower accrued liabilities of $94.1 million and higher inventory of $75.7 million, especially project-related inventory required to support future shipments of products in backlog. During the three months ended March 31, 2010 and 2009, we made no contributions to our U.S. pension plan.
     Increases in accounts receivable used $46.5 million of cash flow for the three months ended March 31, 2010 compared with $44.0 million for the same period in 2009. As of March 31, 2010, our days’ sales receivables outstanding (“DSO”) was 77 days as compared with 73 days as of March 31, 2009. For reference purposes based on 2010 sales, an improvement of one day could provide approximately $11 million in cash flow. Increases in inventory used $23.3 million of cash flow for the three months ended March 31, 2010 compared with $75.7 million for the same period in 2009. Inventory turns were 3.0 times as of both March 31, 2010 and 2009. Our calculation of inventory turns does not reflect the impact of advanced cash received from our customers. For reference purposes based on 2010 data, an improvement of one turn could yield approximately $197 million in cash flow.
     Cash flows used by investing activities during the three months ended March 31, 2010 were $7.0 million, as compared with $44.3 million for the same period in 2009. Capital expenditures during the three months ended March 31, 2010 were $14.9 million, a decrease of $29.3 million as compared with the same period in 2009, reflecting, in part, payments made during the first quarter of 2009 on strategic projects committed to during 2008 and were partially offset by affiliate investing activity, net of $5.1 million. In 2010, our cash flows for investing activities will be focused on strategic initiatives to pursue new markets, geographic expansion, Enterprise Resource Planning (“ERP”) application upgrades, information technology infrastructure and cost reduction opportunities and are expected to be between $110 million and $125 million for the full year, before consideration of any acquisition activity.
     Cash flows used by financing activities during the three months ended March 31, 2010 were $13.2 million, as compared with $24.3 million for the same period in 2009. Cash outflows during the three months ended March 31, 2010 resulted primarily from the payment of $15.0 million in dividends and $12.0 million for the repurchase of common shares, partially offset by proceeds and excess tax benefits from stock option activity. Cash outflows for the same period in 2009 resulted primarily from payment of $14.0 million in dividends and $7.1 million for the repurchase of common shares.
     The financial markets and banking systems disruptions experienced in 2008 and 2009 continue to limit the access of some companies to credit and capital markets. Additionally, the costs of newly raised debt for most companies have generally increased. Continuing volatility in these markets could potentially impair our ability to access these markets and increase associated costs. Notwithstanding these uncertain market conditions, considering our current debt structure and cash needs, we currently believe cash flows from operating activities combined with availability under our existing revolving credit agreement and our existing cash balance will be sufficient to enable us to meet our cash flow needs for the next 12 months. Cash flows from operations could be adversely affected by economic, political and other risks associated with sales of our products, operational factors, competition, fluctuations in foreign exchange rates and fluctuations in interest rates, among other factors. See “Liquidity Analysis” and “Cautionary Note Regarding Forward-Looking Statements” below.
     On February 26, 2008, our Board of Directors authorized a program to repurchase up to $300.0 million of our outstanding common stock over an unspecified time period. The program commenced in the second quarter of 2008. We repurchased 112,500 shares for $12.0 million and 150,000 shares for $7.1 million during the three months ended March 31, 2010 and 2009, respectively.

To date, we have repurchased a total of 2.4 million shares for $217.9 million under this program. See “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” below.
     On February 22, 2010, our Board of Directors authorized an increase in the payment of quarterly dividends on our common stock from $0.27 per share to $0.29 per share payable quarterly beginning on April 7, 2010. On February 23, 2009, our Board of Directors authorized an increase in our quarterly cash dividend from $0.25 per share to $0.27 per share, effective for the first quarter of 2009. Generally, our dividend date-of-record is in the last month of the quarter, and the dividend is paid the following month. While we currently intend to pay regular quarterly dividends in the foreseeable future, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on its assessment of our financial condition and business outlook at the applicable time.
Acquisitions and Dispositions
     We regularly evaluate acquisition opportunities of various sizes. The cost and terms of any financing to be raised in conjunction with any acquisition, including our ability to raise economical capital, is a critical consideration in any such evaluation.
     As discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, effective April 21, 2009, EPD acquired Calder AG, a private Swiss company and a supplier of energy recovery technology for use in the global desalination market, for up to $44.1 million, net of cash acquired. Of the total purchase price, $28.4 million was paid at closing and $2.4 million was paid after the working capital valuation was completed in early July 2009. The remaining $13.3 million was contingent upon Calder AG achieving certain performance metrics during the twelve months following the acquisition. The final measurement date of the performance metrics was March 31, 2010. The performance metrics were not met, resulting in no payment of contingent consideration.
Financing
Credit Facilities
     Our credit facilities, as amended, are comprised of a $600.0 million term loan expiring on August 10, 2012 and a $400.0 million revolving line of credit, which can be utilized to provide up to $300.0 million in letters of credit, expiring on August 10, 2012. We hereinafter refer to these credit facilities collectively as our Credit Facilities. At both March 31, 2010 and December 31, 2009, we had no amounts outstanding under the revolving line of credit. We had outstanding letters of credit of $111.2 million and $123.1 million at March 31, 2010 and December 31, 2009, respectively, which reduced borrowing capacity to $288.8 million and $276.9 million, respectively.
     Borrowings under our Credit Facilities bear interest at a rate equal to, at our option, either (1) the base rate (which is based on the greater of the prime rate most recently announced by the administrative agent under our Credit Facilities or the Federal Funds rate plus 0.50%) or (2) London Interbank Offered Rate (“LIBOR”) plus an applicable margin determined by reference to the ratio of our total debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), which as of March 31, 2010 was 0.875% and 1.50% for borrowings under our revolving line of credit and term loan, respectively.
     We may prepay loans under our Credit Facilities in whole or in part, without premium or penalty. During the three months ended March 31, 2010, we made scheduled repayments under our Credit Facilities of $1.4 million. We have scheduled repayments of $1.4 million due in the each of the next four quarters.
     Our obligations under the Credit Facilities are unconditionally jointly and severally guaranteed by substantially all of our existing and subsequently acquired or organized domestic subsidiaries and 65% of the capital stock of certain foreign subsidiaries. In addition, prior to our obtaining and maintaining investment grade credit ratings, our and the guarantors’ obligations under the Credit Facilities are collateralized by substantially all of our and the guarantors’ assets.
     Additional discussion of our Credit Facilities, including amounts outstanding and applicable interest rates, is included in Note 6 to our condensed consolidated financial statements included in this Quarterly Report.
     We have entered into interest rate swap agreements to hedge our exposure to variable interest payments related to our Credit Facilities. These agreements are more fully described in Note 5 to our condensed consolidated financial statements included in this Quarterly Report, and in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below.

European Letter of Credit Facilities
     Our ability to issue additional letters of credit under our previous European Letter of Credit Facility (“Old European LOC Facility”), which had a commitment of €110.0 million, expired November 9, 2009. We paid annual and fronting fees of 0.875% and 0.10%, respectively, for letters of credit written against the Old European LOC Facility. We had outstanding letters of credit written against the Old European LOC Facility of €57.3 million ($77.4 million) and €77.9 million ($111.5 million) as of March 31, 2010 and December 31, 2009, respectively.
     On October 30, 2009, we entered into a new 364-day unsecured European Letter of Credit Facility (“New European LOC Facility”) with an initial commitment of €125.0 million. The New European LOC Facility is renewable annually and, consistent with the Old European LOC Facility, is used for contingent obligations in respect of surety and performance bonds, bank guarantees and similar obligations with maturities up to five years. We pay fees of 1.35% and 0.40% for utilized and unutilized capacity, respectively, under our New European LOC Facility. We had outstanding letters of credit drawn on the New European LOC Facility of €9.6 million ($13.0 million) and €2.8 million ($4.0 million) as of March 31, 2010 and December 31, 2009, respectively.
     Certain banks are parties to both facilities and are managing their exposures on an aggregated basis. As such, the commitment under the New European LOC Facility is reduced by the face amount of existing letters of credit written against the Old European LOC Facility prior to its expiration. These existing letters of credit will remain outstanding, and accordingly offset the €125.0 million capacity of the New European LOC Facility until their maturity, which, as of March 31, 2010, was approximately two years for the majority of the outstanding existing letters of credit. After consideration of outstanding letters of credit under both facilities, the available capacity under the New European LOC Facility was €85.9 million as of March 31, 2010.
     See Note 12 to our consolidated financial statements included in our 2009 Annual Report for a discussion of covenants related to our Credit Facilities and our New European LOC Facility. We complied with all covenants through March 31, 2010.
Liquidity Analysis
     Our cash balance decreased by $185.9 million to $468.4 million as of March 31, 2010 as compared with December 31, 2009. The cash draw was anticipated based on planned significant cash uses in 2010, including broad-based annual employee incentive compensation program payments related to prior period performance, $14.9 million in capital expenditures, $15.0 million in dividend payments, $12.0 million of share repurchases and the funding of increased working capital requirements. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions.
     Approximately 1% of our term loan is due to mature in 2010 and 28% in 2011. As noted above, our term loan and our revolving line of credit both mature in August 2012. After the effects of $385.0 million of notional interest rate swaps, approximately 71% of our term debt was at fixed rates at March 31, 2010. As of March 31, 2010, we had a borrowing capacity of $288.8 million on our $400.0 million revolving line of credit, and we had outstanding letters of credit drawn on the both of the European LOC Facilities of €66.9 million as of March 31, 2010. Our revolving line of credit and our European LOC Facility are committed and are held by a diversified group of financial institutions.
     During the three months ended March 31, 2010, we made no contributions to our U.S. pension plan. We experienced significant declines in the values of our U.S. pension plan assets in 2008 resulting primarily from declines in global equity markets. The decline is being recognized into earnings over the remaining service period. In 2009, we experienced increases in the values of our U.S. pension plan assets. After consideration of the impact of our contributions in 2009, the partial recovery in 2009 of asset value declines in 2008 and our intent to remain fully-funded, we currently anticipate that our contribution to our U.S. pension plan in 2010 will be between $30 million and $40 million, including $10.0 million contributed in April 2010, excluding direct benefits paid. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
     Ongoing effects of global financial markets and banking systems disruptions continue to make credit and capital markets difficult for some companies to access, and the costs of newly raised debt for most companies have generally increased. We continue to monitor and evaluate the implications of these factors on our current business, our customers and suppliers and the state of the global economy. While we believe that these disruptions have not directly had a disproportionate adverse impact on our financial position, results of operations or liquidity, continuing disruptions and lingering uncertainty in the functioning of credit and capital markets could potentially materially impair our and our customers’ ability to access these markets and increase associated costs, as well as our customers’ ability to pay in full and/or on a timely basis. There can be no assurance that we will not be materially adversely affected by the financial market disruptions and global economic conditions as economic events and circumstances continue to evolve.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our more critical accounting policies used in the preparation of our consolidated financial statements were discussed in our 2009 Annual Report. These critical policies, for which no significant changes have occurred in the three months ended March 31, 2010, include:
•	Revenue Recognition;

•	Deferred Taxes, Tax Valuation Allowances and Tax Reserves;

•	Reserves for Contingent Loss;

•	Retirement and Postretirement Benefits; and

•	Valuation of Goodwill, Indefinite-Lived Intangible Assets and Other Long-Lived Assets.
     The process of preparing financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires the use of estimates and assumptions to determine certain of the assets, liabilities, revenues and expenses. These estimates and assumptions are based upon what we believe is the best information available at the time of the estimates or assumptions. The estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from those estimates. The significant estimates are reviewed quarterly with the Audit Committee of our Board of Directors.
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
     The forward-looking statements included in this Quarterly Report are based on our current expectations, projections, estimates and assumptions. These statements are only predictions, not guarantees. Such forward-looking statements are subject to numerous risks and uncertainties that are difficult to predict. These risks and uncertainties may cause actual results to differ materially from what is forecast in such forward-looking statements, and include, without limitation, the following:
•	a portion of our bookings may not lead to completed sales, and our ability to convert bookings into revenues at acceptable profit margins;

•	changes in the global financial markets and the availability of capital and the potential for unexpected cancellations or delays of customer orders in our reported backlog;

•	our dependence on our customers’ ability to make required capital investment and maintenance expenditures;

•	the highly competitive nature of the markets in which we operate;

•	risks associated with cost overruns on fixed fee projects and in taking customer orders for large complex custom engineered products requiring sophisticated program management skills and technical expertise for completion;

•	the substantial dependence of our sales on the success of the oil and gas, chemical, power generation and water management industries;

•	the adverse impact of volatile raw materials prices on our products and operating margins;

•	our ability to execute and realize the expected financial benefits from our strategic realignment initiatives;

•	economic, political and other risks associated with our international operations, including military actions or trade embargoes that could affect customer markets, particularly Middle Eastern markets and global oil and gas producers, and non-compliance with U.S. export/reexport control, foreign corrupt practice laws, economic sanctions and import laws and regulations;

•	our exposure to fluctuations in foreign currency exchange rates, particularly in hyperinflationary countries such as Venezuela;

•	our furnishing of products and services to nuclear power plant facilities;

•	potential adverse consequences resulting from litigation to which we are a party, such as shareholder litigation and litigation involving asbestos-containing material claims;

•	a foreign government investigation regarding our participation in the United Nations Oil-for-Food Program;

•	risks associated with certain of our foreign subsidiaries conducting business operations and sales in certain countries that have been identified by the U.S. State Department as state sponsors of terrorism;

•	our relative geographical profitability and its impact on our utilization of deferred tax assets, including foreign tax credits;

•	the potential adverse impact of an impairment in the carrying value of goodwill or other intangible assets;

•	our dependence upon third-party suppliers whose failure to perform timely could adversely affect our business operations;

•	environmental compliance costs and liabilities;

•	potential work stoppages and other labor matters;

•	our inability to protect our intellectual property in the U.S., as well as in foreign countries; and

•	obligations under our defined benefit pension plans.
     These and other risks and uncertainties are more fully discussed in the risk factors identified in “Item 1A. Risk Factors” in Part I of our 2009 Annual Report, and may be identified in our other filings with the U.S. Securities and Exchange Commission (“SEC”) and/or press releases from time to time. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any forward-looking statement.

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
Interest Rate Risk
     Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our Credit Facilities, which bear interest based on floating rates. At March 31, 2010, after the effect of interest rate swaps, we had $157.6 million of variable rate debt obligations outstanding under our Credit Facilities with a weighted average interest rate of 1.83%. A hypothetical change of 100 basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by $0.4 million for the three months ended March 31, 2010. At both March 31, 2010 and December 31, 2009, we had $385.0 million of notional amount in outstanding interest rate swaps with third parties with varying maturities through September 2011.
Foreign Currency Exchange Rate Risk
     A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than a non-U.S. subsidiary’s functional currency. Generally, we view our investments in foreign subsidiaries from a long-term perspective and, therefore, do not hedge these investments. We use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. We realized net losses associated with foreign currency translation of $37.5 million and $39.7 million for the three months ended March 31, 2010 and 2009, respectively, which are included in other comprehensive expense.
     We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. The use of forward exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the forward exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Our policy allows foreign currency coverage only for identifiable foreign currency exposures. As of March 31, 2010, we had a U.S. dollar equivalent of $394.4 million in aggregate notional amount outstanding in forward exchange contracts with third parties, compared with $309.6 million at December 31, 2009. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of certain forward exchange contracts are included in our consolidated results of operations. We recognized foreign currency net losses of $21.7 million and $9.9 million for the three months ended March 31, 2010 and 2009, respectively, which are included in other expense, net in the accompanying condensed consolidated statements of income. As discussed in more detail in Note 1 to our condensed consolidated financial statements included in this Quarterly Report, we recognized a $12.4 million loss as a result of Venezuela’s currency devaluation, partially offset by realized foreign currency exchange gains of $3.5 million related to the settlement of U.S. dollar denominated liabilities at the more favorable essential items exchange rate of 2.60 Bolivars to the U.S. dollar.
     Based on a sensitivity analysis at March 31, 2010, a 10% change in the foreign currency exchange rates for the three months ended March 31, 2010 would have impacted our net earnings by approximately $6 million, due primarily to the Euro. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency forward exchange contracts discussed above.

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
     In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2010.
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

ITEM 1.	LEGAL PROCEEDINGS.
     We are party to the legal proceedings that are described in Note 12 to our condensed consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report, and such disclosure is incorporated by reference into this “Item 1. Legal Proceedings.” In addition to the foregoing, we and our subsidiaries are named defendants in certain other ordinary routine lawsuits incidental to our business and are involved from time to time as parties to governmental proceedings, all arising in the ordinary course of business. Although the outcome of lawsuits or other proceedings involving us and our subsidiaries cannot be predicted with certainty, and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not currently expect these matters, either individually or in the aggregate, to have a material effect on our financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS.
     There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to other information set forth in this Quarterly Report, careful consideration should be given to “Item 1A. Risk Factors” in Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our 2009 Annual Report, which contain descriptions of significant factors that might cause the actual results of operations in future periods to differ materially from those currently expected or desired.
     With the exception of the risk factors set forth below, there have been no additional material changes in the risk factors discussed in our 2009 Annual Report and subsequent SEC filings. The risks described in this Quarterly Report, our 2009 Annual Report and in our other SEC filings or press releases from time to time are not the only risks we face. Additional risks and uncertainties are currently deemed immaterial based on management’s assessment of currently available information, which remains subject to change; however, new risks that are currently unknown to us may surface in the future that materially adversely affect our business, financial condition, results of operations or cash flows.
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
     Following the issuance of the Court of Appeals’ opinion, we engaged in discussions among the parties in furtherance of an amicable resolution of the case, resulting in a stipulation of settlement that was preliminarily approved by the trial court. Notice has been provided to class members, and the settlement remains subject to a final hearing and final approval by the trial court. In the unexpected event that final approval is denied by the trial court and the litigation proceeds, we continue to strongly believe that we have valid defenses to the claims asserted, and we will continue to vigorously defend this case. In addition to the significant expense and burden we could then incur in further defending this litigation and any damages that we could suffer, our management’s attention and resources could be further diverted from ordinary business operations in order to address these claims. If the final resolution of this litigation is then unfavorable to us and our existing insurance coverage is either unavailable or inadequate to resolve the matter, our financial condition, results of operations and cash flows could be materially adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
     On February 27, 2008, our Board of Directors announced the approval of a program to repurchase up to $300.0 million of our outstanding common stock, which commenced in the second quarter of 2008. The share repurchase program does not have an expiration date, and we reserve the right to limit or terminate the repurchase program at any time without notice. During the quarter ended March 31, 2010, we repurchased a total of 112,500 shares of our common stock under the program for approximately $12 million

(representing an average cost of $106.57 per share). Since the adoption of this program, we have repurchased a total of 2.4 million shares of our common stock under the program for $217.9 million (representing an average cost of $90.79 per share). We may repurchase up to an additional $82.1 million of our common stock under the share repurchase program. The following table sets forth the repurchase data for each of the three months during the quarter ended March 31, 2010:

					Maximum Number of
					Shares (or Approximate
				Total Number of	Dollar Value) That May
				Shares Purchased	Yet Be Purchased Under
	Total Number of		Average Price	as Part of Publicly	the
Period	Shares Purchased		Paid per Share	Announced Plan	Plan (in millions)
January 1 - 31	708	(1)	$99.32	—	$94.1
February 1 - 28	39,402	(2)	96.05	—	94.1
March 1 - 31	213,142	(3)	107.56	112,500	82.1

Total	253,252		$105.75	112,500

(1)	Represents shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards at an average price per share of $99.32.

(2)	Represents shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards at an average price per share of $96.05.

(3)	Includes 99,617 shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards at an average price per share of $108.70, and includes 1,025 shares purchased at a price of $106.53 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

Item 3.	Defaults Upon Senior Securities.
     None.

Item 4.	(Removed and Reserved.)

Item 5.	Other Information.
     In April 2010, we received an order from a non-U.S. customer for crude oil pumps, seals and related support services worth in excess of $80 million. The order was booked in the second quarter of 2010. Customer information is not provided due to confidentiality requirements in the sales agreement.

Item 6.	Exhibits.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Flowserve Corporation (incorporated by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K/A dated August 16, 2006).

3.2	Flowserve Corporation By-Laws, as amended and restated on August 31, 2009 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated August 31, 2009).

10.1	2007 Flowserve Corporation Long-Term Stock Incentive Plan, as amended and restated effective January 1, 2010 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K dated February 24, 2010).*

10.2	2007 Flowserve Corporation Annual Incentive Plan, as amended and restated effective January 1, 2010 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K dated February 24, 2010).*

10.3	Flowserve Corporation Officer Severance Plan, amended and restated effective January 1, 2010 (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K dated February 24, 2010).*

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWSERVE CORPORATION
Date: May 5, 2010	/s/ Mark A. Blinn
Mark A. Blinn
President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2010	/s/ Richard J. Guiltinan, Jr.
Richard J. Guiltinan, Jr.
Senior Vice President, Finance and Chief Accounting Officer (Principal Financial Officer)

Exhibits Index

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Flowserve Corporation (incorporated by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K/A dated August 16, 2006).

3.2	Flowserve Corporation By-Laws, as amended and restated on August 31, 2009 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated August 31, 2009).

10.1	2007 Flowserve Corporation Long-Term Stock Incentive Plan, as amended and restated effective January 1, 2010 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K dated February 24, 2010).*

10.2	2007 Flowserve Corporation Annual Incentive Plan, as amended and restated effective January 1, 2010 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K dated February 24, 2010).*

10.3	Flowserve Corporation Officer Severance Plan, amended and restated effective January 1, 2010 (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K dated February 24, 2010).*

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Quarterly Report on Form 10-Q.