Form 10-Q
period 2010-06-30
FLOWSERVE CORP
filed 2010-07-28
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to .
Commission File No. 1-13179
FLOWSERVE CORPORATION
(Exact name of registrant as specified in its charter)

New York	31-0267900

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5215 N. O’Connor Blvd., Suite 2300, Irving, Texas	75039

(Address of principal executive offices)	(Zip Code)
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
Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of July 23, 2010, there were 55,938,298  shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q

i

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)	Three Months Ended June 30,
	2010	2009

Sales	$961,096	$1,090,399
Cost of sales	(617,731)	(704,078)

Gross profit	343,365	386,321
Selling, general and administrative expense	(201,330)	(231,345)
Net earnings from affiliates	3,994	3,777

Operating income	146,029	158,753
Interest expense	(8,682)	(9,931)
Interest income	406	457
Other expense, net	(12,304)	(71)

Earnings before income taxes	125,449	149,208
Provision for income taxes	(33,645)	(40,604)

Net earnings, including noncontrolling interests	91,804	108,604
Less: Net earnings attributable to noncontrolling interests	(157)	(386)

Net earnings of Flowserve Corporation	$91,647	$108,218

Net earnings per share of Flowserve Corporation common shareholders:
Basic	$1.64	$1.94
Diluted	1.62	1.92

Cash dividends declared per share	$0.29	$0.27

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)	Three Months Ended June 30,
	2010	2009

Net earnings, including noncontrolling interests	$91,804	$108,604

Other comprehensive (expense) income:
Foreign currency translation adjustments, net of tax	(60,771)	75,038
Pension and other postretirement effects, net of tax	1,242	(4,484)
Cash flow hedging activity, net of tax	1,230	954

Other comprehensive (expense) income	(58,299)	71,508

Comprehensive income, including noncontrolling interests	33,505	180,112
Comprehensive income attributable to noncontrolling interests	(65)	(563)

Comprehensive income of Flowserve Corporation	$33,440	$179,549

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)	Six Months Ended June 30,
	2010	2009

Sales	$1,920,002	$2,115,125
Cost of sales	(1,228,327)	(1,361,031)

Gross profit	691,675	754,094
Selling, general and administrative expense	(412,570)	(456,656)
Net earnings from affiliates	9,099	8,452

Operating income	288,204	305,890
Interest expense	(17,677)	(20,040)
Interest income	740	1,532
Other expense, net	(33,837)	(9,365)

Earnings before income taxes	237,430	278,017
Provision for income taxes	(65,420)	(76,587)

Net earnings, including noncontrolling interests	172,010	201,430
Less: Net earnings attributable to noncontrolling interests	(142)	(905)

Net earnings of Flowserve Corporation	$171,868	$200,525

Net earnings per share of Flowserve Corporation common shareholders:
Basic	$3.08	$3.59
Diluted	3.04	3.56

Cash dividends declared per share	$0.58	$0.54

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)	Six Months Ended June 30,
	2010	2009

Net earnings, including noncontrolling interests	$172,010	$201,430

Other comprehensive (expense) income:
Foreign currency translation adjustments, net of tax	(98,358)	34,736
Pension and other postretirement effects, net of tax	4,161	(3,600)
Cash flow hedging activity, net of tax	1,785	1,836

Other comprehensive (expense) income	(92,412)	32,972

Comprehensive income, including noncontrolling interests	79,598	234,402
Comprehensive income attributable to noncontrolling interests	(105)	(1,365)

Comprehensive income of Flowserve Corporation	$79,493	$233,037

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Amounts in thousands, except per share data)	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$503,502	$654,320
Accounts receivable, net of allowance for doubtful accounts of $17,863 and $18,769, respectively	762,859	791,722
Inventories, net	798,035	795,233
Deferred taxes	132,890	145,864
Prepaid expenses and other	96,621	112,183

Total current assets	2,293,907	2,499,322
Property, plant and equipment, net of accumulated depreciation of $617,367 and $635,527, respectively	503,334	560,472
Goodwill	850,671	864,927
Deferred taxes	29,095	31,324
Other intangible assets, net	116,382	124,678
Other assets, net	165,176	168,171

Total assets	$3,958,565	$4,248,894

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$387,575	$493,306
Accrued liabilities	722,315	916,945
Debt due within one year	29,554	27,355
Deferred taxes	18,051	20,477

Total current liabilities	1,157,495	1,458,083
Long-term debt due after one year	536,381	539,373
Retirement obligations and other liabilities	424,672	449,691
Shareholders’ equity:
Common shares, $1.25 par value	73,664	73,594
Shares authorized – 120,000
Shares issued – 58,931 and 58,875, respectively
Capital in excess of par value	597,322	611,745
Retained earnings	1,665,151	1,526,774

	2,336,137	2,212,113
Treasury shares, at cost – 3,659 and 3,919 shares, respectively	(270,007)	(275,656)
Deferred compensation obligation	9,314	8,684
Accumulated other comprehensive loss	(241,440)	(149,028)
Noncontrolling interest	6,013	5,634

Total equity	1,840,017	1,801,747

Total liabilities and equity	$3,958,565	$4,248,894

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)	Six Months Ended June 30,
	2010	2009

Cash flows – Operating activities:
Net earnings, including noncontrolling interests	$172,010	$201,430
Adjustments to reconcile net earnings to net cash used by operating activities:
Depreciation	42,426	42,282
Amortization of intangible and other assets	4,804	4,827
Amortization of deferred loan costs	2,121	839
Net (gain) loss on disposition of assets	(170)	448
Excess tax benefits from stock-based compensation arrangements	(10,238)	(415)
Stock-based compensation	15,087	21,495
Net earnings from affiliates, net of dividends received	(6,999)	(3,207)
Change in assets and liabilities:
Accounts receivable, net	(36,174)	(28,426)
Inventories, net	(63,800)	(39,952)
Prepaid expenses and other	(1,739)	(9,673)
Other assets, net	385	5,933
Accounts payable	(67,601)	(159,619)
Accrued liabilities and income taxes payable	(123,789)	(108,818)
Retirement obligations and other liabilities	2,662	(19,375)
Net deferred taxes	18,319	15,305

Net cash flows used by operating activities	(52,696)	(76,926)

Cash flows – Investing activities:
Capital expenditures	(25,232)	(64,261)
Proceeds from disposal of assets	2,890	-
Payments for acquisitions, net of cash acquired	-	(28,369)
Affiliate investing activity, net	5,073	-

Net cash flows used by investing activities	(17,269)	(92,630)

Cash flows – Financing activities:
Excess tax benefits from stock-based compensation arrangements	10,238	415
Payments on long-term debt	(2,841)	(2,841)
Borrowings under other financing arrangements	1,932	768
Repurchase of common shares	(23,100)	(16,154)
Payments of dividends	(31,172)	(29,077)
Proceeds from stock option activity	5,471	627
Dividends paid to noncontrolling interests	(259)	(121)
Sale of shares to noncontrolling interests	533	-

Net cash flows used by financing activities	(39,198)	(46,383)
Effect of exchange rate changes on cash	(41,655)	(4,579)

Net change in cash and cash equivalents	(150,818)	(220,518)
Cash and cash equivalents at beginning of year	654,320	472,056

Cash and cash equivalents at end of period	$503,502	$251,538

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Accounting Policies
Basis of Presentation
     The accompanying condensed consolidated balance sheet as of June 30, 2010, the related condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the six months ended June 30, 2010 and 2009, of Flowserve Corporation, are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements have been made.
     The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 (“Quarterly Report”) are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Annual Report”).
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
     Venezuela – As previously disclosed in our 2009 Annual Report, effective January 11, 2010, the Venezuelan government devalued its currency (Bolivar) and moved to a two-tier exchange structure. The official exchange rate moved from 2.15 to 4.30 Bolivars to the U.S. dollar for non-essential items and to 2.60 Bolivars to the U.S. dollar for essential items. Additionally, effective January 1, 2010, Venezuela was designated as hyperinflationary, and as a result, we began to use the U.S. dollar as our functional currency in Venezuela. In accordance with hyperinflationary accounting, all subsequent currency fluctuations between the Bolivar and the U.S. dollar are recorded in our statements of income. Our operations in Venezuela generally consist of a service center that both imports equipment and parts from certain of our other locations for resale to third parties within Venezuela and performs service and repair activities. Our Venezuelan subsidiary’s sales for the six months ended June 30, 2010 and total assets at June 30, 2010 represented approximately 1% or less of our consolidated sales and total assets for the same period.
     Although approvals by Venezuela’s Commission for the Administration of Foreign Exchange have slowed, we have historically been able to remit dividends and other payments at the official rate, and we currently anticipate doing so in the future. Accordingly, we used the official rate of 4.30 Bolivars to the U.S. dollar for re-measurement of our Venezuelan financial statements into U.S. dollars. As a result of the currency devaluation, we recognized a one-time loss of $12.4 million during the first quarter of 2010. The loss was reported in other expense, net in our condensed consolidated statement of income and resulted in no tax benefit. In addition, as a result of settling certain U.S. dollar denominated liabilities relating to essential import items at the 2.60 Bolivars to the U.S. dollar exchange rate, we realized $0.4 million and $3.8 million of foreign currency exchange gains in other expense, net for the three and six months ended June 30, 2010, respectively, in our condensed consolidated statement of income that resulted in no tax expense.
     We have evaluated the carrying value of related assets and concluded that there is no current impairment. We are continuing to assess and monitor the ongoing impact of the currency devaluation on our Venezuelan operations and imports into the market, including our Venezuelan subsidiary’s ability to remit cash for dividends and other payments at the official rate, the future ability of our imported products to be classified as essential items and the ability to recover exchange losses, as well as further actions of the Venezuelan government and economic conditions in Venezuela that may adversely impact our future consolidated financial condition or results of operations.
Accounting Policies
     Significant accounting policies, for which no significant changes have occurred in the six months ended June 30, 2010, are detailed in Note 1 of our 2009 Annual Report.

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
     In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (ASC 820): Improving Disclosures about Fair Value Measurements,” which requires additional disclosures on transfers in and out of Level I and Level II and on activity for Level III fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures of Level III activity, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Our adoption of the Level I and Level II disclosure guidance, effective January 1, 2010, did not have a material impact on our consolidated financial condition or results of operations. We do not expect the adoption of the Level III disclosure guidance to have a material impact on our consolidated financial condition or results of operations.
     In May 2010, the FASB issued ASU No. 2010-19, “Foreign Currency (ASC 830): Multiple Foreign Currency Exchange Rates,” which requires additional disclosures in cases where reported balances for financial reporting purposes differ from the actual U.S. dollar denominated balances on investments in Venezuela. Our adoption of this guidance, effective January 1, 2010, did not have a material impact on our consolidated financial condition or results of operations.
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
2. Acquisition
     Subsequent to quarter end, effective July 16, 2010, FCD acquired Valbart Srl, a privately-owned Italian valve manufacturer, for approximately €156 million (approximately $200 million, at the then-current exchange rate), which included approximately €25 million (approximately $32 million) of existing Valbart Srl net debt that was repaid at closing, subject to final working capital adjustments. Valbart Srl manufactures trunnion-mounted ball valves used primarily in upstream and midstream oil and gas applications. The purchase price allocation is incomplete at this time; therefore, information has not been provided. Valbart Srl generated approximately €81 million in sales (approximately $104 million) (unaudited) during its fiscal year ended May 31, 2010. No pro forma information has been provided due to immateriality.
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
     Goodwill associated with our redefined reportable segments and changes in the carrying amount of goodwill for the six months ended June 30, 2010 are as follows:

	Flow Solutions Group
(Amounts in thousands)	EPD	IPD	FCD	Total

Balance as of December 31, 2009	$405,441	$122,501	$336,985	$864,927
Currency translation	(6,724)	(1,586)	(5,946)	(14,256)

Balance as of June 30, 2010	$398,717	$120,915	$331,039	$850,671

4. Stock-Based Compensation Plans
     We established the Flowserve Corporation Equity and Incentive Compensation Plan (the “2010 Plan”), effective January 1, 2010. This shareholder-approved plan authorizes the issuance of up to 2,900,000 shares of our common stock in the form of incentive stock options, non-statutory stock options, restricted shares, restricted share units and performance-based units (collectively referred to as “Restricted Shares”), stock appreciation rights and bonus stock. Of the 2,900,000 shares of common stock authorized under the 2010 Plan, 2,638,010 remain available for issuance as of June 30, 2010. In addition to the 2010 Plan, we also maintain the Flowserve

Corporation 2004 Stock Compensation Plan (the “2004 Plan”), which was established on April 21, 2004. The 2004 Plan authorized the issuance of up to 3,500,000 shares of common stock through grants of Restricted Shares, stock options and other equity-based awards. Of the 3,500,000 shares of common stock authorized under the 2004 Plan, 577,011 remain available for issuance as of June 30, 2010. We recorded stock-based compensation as follows:

	Three Months Ended June 30,
	2010			2009
	Stock	Restricted		Stock	Restricted
(Amounts in millions)	Stock Options	Shares	Total	Options	Shares	Total

Stock-based compensation expense	$-	$6.8	$6.9	$-	$11.4	$11.4
Related income tax benefit	-	(2.2)	(2.2)	-	(3.5)	(3.5)

Net stock-based compensation expense	$-	$4.6	$4.7	$-	$7.9	$7.9

	Six Months Ended June 30,
	2010			2009
	Stock	Restricted		Stock	Restricted
(Amounts in millions)	Options	Shares	Total	Options	Shares	Total

Stock-based compensation expense	$-	$15.1	$15.2	$0.2	$21.3	$21.5
Related income tax benefit	-	(4.9)	(4.9)	(0.1)	(6.5)	(6.6)

Net stock-based compensation expense	$-	$10.2	$10.3	$0.1	$14.8	$14.9

     Stock Options – Information related to stock options issued to officers, other employees and directors under all plans described in Note 6 to our consolidated financial statements included in our 2009 Annual Report is presented in the following table:

	Six Months Ended June 30, 2010
		Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Life (in years)	Value (in millions)
Number of shares under option:
Outstanding - January 1, 2010	206,815	$42.58
Exercised	(125,468)	43.60

Outstanding - June 30, 2010	81,347	$41.00	4.8	$3.6

Exercisable - June 30, 2010	81,347	$41.00	4.8	$3.6

     No options were granted during the six months ended June 30, 2010 or 2009. No stock options vested during the three or six months ended June 30, 2010, compared with a total fair value of stock options of $0.3 million and $1.9 million vested during the three and six months ended June 30, 2009, respectively. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model.
     As of June 30, 2010, we had no unrecognized compensation cost related to outstanding unvested stock option awards. The total intrinsic value of stock options exercised during the three months ended June 30, 2010 and 2009 was $1.9 million and $0.9 million, respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2010 and 2009 was $7.9 million and $1.2 million, respectively.
     Restricted Shares – Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted shares. We had unearned compensation of $39.0 million and $31.5 million at June 30, 2010 and December 31, 2009, respectively, which is expected to be recognized over a weighted-average period of approximately 2 years. These amounts will be recognized into net earnings prospectively over the service period. The total fair value of Restricted Shares vested during the three months ended June 30, 2010 and 2009 was $1.7 million and $1.3 million, respectively. The total fair value of Restricted Shares vested during the six months ended June 30, 2010 and 2009 was $31.6 million and $14.8 million, respectively.

     The following table summarizes information regarding Restricted Shares:

	Six Months Ended June 30, 2010
		Weighted Average
		Grant-Date Fair
	Shares	Value

Number of unvested shares:
Outstanding - January 1, 2010	1,545,244	$64.08
Granted	273,551	99.07
Vested	(545,431)	57.99
Cancelled	(107,757)	67.83

Outstanding - June 30, 2010	1,165,607	$74.79

     Unvested Restricted Shares outstanding as of June 30, 2010, includes 450,000 units with performance-based vesting provisions granted in three annual grants since January 1, 2008. Performance-based units vest upon the achievement of pre-defined performance targets and are issuable in common stock. Our performance targets are based on our average annual return on net assets over a three-year period as compared with the same measure for a defined peer group for the same period. Compensation expense is recognized ratably over a 36-month cliff vesting period based on the fair market value of our common stock on the date of grant, as adjusted for anticipated forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets. Vesting provisions range from 0 to 880,000 shares based on performance targets. As of June 30, 2010, we estimate vesting of 760,000 shares based on expected achievement of performance targets.
5. Derivative Instruments and Hedges
     Our risk management and derivatives policy specifies the conditions under which we may enter into derivative contracts. See Notes 1 and 7 to our consolidated financial statements included in our 2009 Annual Report and Note 8 of this Quarterly Report for additional information on our purpose for entering into derivatives not designated as hedging instruments and our overall risk management strategies. We enter into forward exchange contracts to hedge our cash flow risks associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction. At June 30, 2010 and December 31, 2009, we had $392.0 million and $309.6 million, respectively, of notional amount in outstanding forward exchange contracts with third parties. At June 30, 2010, the length of forward exchange contracts currently in place ranged from 6 days to 37 months. Also as part of our risk management program, we enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. At June 30, 2010 and December 31, 2009, we had $380.0 million and $385.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties. All interest rate swaps are highly effective. At June 30, 2010, the maximum remaining length of any interest rate swap contract in place was approximately 18 months.
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
     The fair value of forward exchange contracts not designated as hedging instruments are summarized below:

	June 30,	December 31,
(Amounts in thousands)	2010	2009

Current derivative assets	$2,499	$3,753
Noncurrent derivative assets	193	-
Current derivative liabilities	10,843	4,339
Noncurrent derivative liabilities	5,246	145

     The fair value of interest rate swaps in cash flow hedging relationships are summarized below:

	June 30,	December 31,
(Amounts in thousands)	2010	2009

Current derivative assets	$25	$53
Noncurrent derivative assets	16	361
Current derivative liabilities	2,313	5,490
Noncurrent derivative liabilities	22	7
     Current and noncurrent derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our condensed consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
     The impact of net changes in the fair values of forward exchange contracts not designated as hedging instruments are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2010	2009	2010	2009

(Loss) gain recognized in income	$(16,223)	$10,544	$(26,255)	$2,206
     The impact of net changes in the fair values of interest rate swaps in cash flow hedging relationships are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2010	2009	2010	2009

Loss reclassified from accumulated other comprehensive income into income for settlements, net of tax	$(1,278)	$(1,399)	$(2,673)	$(2,667)
Loss recognized in other comprehensive income, net of tax	(49)	(446)	(888)	(830)
     Gains and losses recognized in our condensed consolidated statements of income for forward exchange contracts and interest rate swaps are classified as other expense, net, and interest expense, respectively.
6. Debt
     Debt, including capital lease obligations, consisted of:

	June 30,	December 31,
(Amounts in thousands)	2010	2009

Term Loan, interest rate of 2.06% in 2010 and 1.81% in 2009	$541,175	$544,016
Capital lease obligations and other	24,760	22,712

Debt and capital lease obligations	565,935	566,728
Less amounts due within one year	29,554	27,355

Total debt due after one year	$536,381	$539,373

Credit Facilities
     Our credit facilities, as amended, are comprised of a $600.0 million term loan expiring on August 10, 2012 and a $400.0 million revolving line of credit, which can be utilized to provide up to $300.0 million in letters of credit, expiring on August 10, 2012. We hereinafter refer to these credit facilities collectively as our “Credit Facilities.” At both June 30, 2010 and December 31, 2009, we had no amounts outstanding under the revolving line of credit. We had outstanding letters of credit of $112.2 million and $123.1 million at June 30, 2010 and December 31, 2009, respectively, which reduced borrowing capacity to $287.8 million and $276.9 million, respectively. The carrying amount of our term loan approximated fair value at June 30, 2010 and December 31, 2009.

     Borrowings under our Credit Facilities bear interest at a rate equal to, at our option, either (1) the base rate (which is based on the greater of the prime rate most recently announced by the administrative agent under our Credit Facilities or the Federal Funds rate plus 0.50%) or (2) London Interbank Offered Rate (“LIBOR”) plus an applicable margin determined by reference to the ratio of our total debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), which as of June 30, 2010 was 0.875% and 1.50% for borrowings under our revolving line of credit and term loan, respectively. We have elected the latter option to determine the respective interest rates of the Credit Facilities.
     We may prepay loans under our Credit Facilities in whole or in part, without premium or penalty. During the three and six months ended June 30, 2010, we made scheduled repayments under our Credit Facilities of $1.4 million and $2.8 million, respectively. We have scheduled repayments under our Credit Facilities of $1.4 million due in each of the next four quarters.
European Letter of Credit Facilities
     Our ability to issue additional letters of credit under our previous European Letter of Credit Facility (“Old European LOC Facility”), which had a commitment of €110.0 million, expired November 9, 2009. We paid annual and fronting fees of 0.875% and 0.10%, respectively, for letters of credit written against the Old European LOC Facility. We had outstanding letters of credit written against the Old European LOC Facility of €49.5 million ($60.5 million) and €77.9 million ($111.5 million) as of June 30, 2010 and December 31, 2009, respectively.
     On October 30, 2009, we entered into a new 364-day unsecured European Letter of Credit Facility (“New European LOC Facility”) with an initial commitment of €125.0 million. The New European LOC Facility is renewable annually and, consistent with the Old European LOC Facility, is used for contingent obligations in respect of surety and performance bonds, bank guarantees and similar obligations with maturities up to five years. We pay fees of 1.35% and 0.40% for utilized and unutilized capacity, respectively, under our New European LOC Facility. We had outstanding letters of credit drawn on the New European LOC Facility of €37.9 million ($46.3 million) and €2.8 million ($4.0 million) as of June 30, 2010 and December 31, 2009, respectively.
     Certain banks are parties to both facilities and are managing their exposures on an aggregated basis. As such, the commitment under the New European LOC Facility is reduced by the face amount of existing letters of credit written against the Old European LOC Facility prior to its expiration. These existing letters of credit will remain outstanding, and accordingly offset the €125.0 million capacity of the New European LOC Facility until their maturity, which, as of June 30, 2010, was approximately one year for the majority of the outstanding existing letters of credit. After consideration of outstanding commitments under both facilities, the available capacity under the New European LOC Facility was €91.3 million as of June 30, 2010.
7. Realignment Programs
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
     In October 2009, we announced our plan to commence additional realignment initiatives (the “Subsequent Realignment Program”) and incur additional costs to expand our efforts to optimize assets, reduce our overall cost structure, respond to reduced orders and enhance our customer-facing organization. The Subsequent Realignment Program began in the fourth quarter of 2009 and will continue through 2010 and 2011. The Initial Realignment Program and the Subsequent Realignment Program are collectively referred to as our “Realignment Programs.” We currently expect total Realignment Program charges will be approximately $88 million, of which $76.2 million has been incurred through June 30, 2010.
     The Realignment Programs consist of both restructuring and non-restructuring charges. Restructuring charges represent costs associated with the relocation of certain business activities, outsourcing of some business activities and facility closures. Non-restructuring charges are costs incurred to improve operating efficiency and reduce redundancies and primarily represent employee severance. The Initial Realignment Program consisted primarily of non-restructuring charges, while the Subsequent Realignment Program consists primarily of restructuring charges. Expenses are reported in COS or SG&A, as applicable, in our condensed consolidated statements of income.

     As the Initial Realignment Program is substantially complete, we have combined both Realignment Programs in the tables below.
Total Realignment Program Charges
     Charges are presented net of adjustments relating to changes in estimates of previously recorded amounts. Net adjustments recorded during the three and six months ended June 30, 2010 were $1.9 million and $3.3 million, respectively.

Three Months Ended June 30, 2010				Subtotal –	Eliminations
	Flow Solutions Group			Reportable	and All	Consolidated
(Amounts in millions)	EPD	IPD	FCD	Segments	Other	Total
Restructuring Charges
COS	$0.5	$1.3	$0.8	$2.6	$-	$2.6
SG&A	(0.6)	(0.1)	0.2	(0.5)	0.2	(0.3)

	$(0.1)	$1.2	$1.0	$2.1	$0.2	$2.3

Non-Restructuring Charges
COS	$0.3	$2.5	$1.3	$4.1	$-	$4.1
SG&A	-	0.4	0.8	1.2	-	1.2

	$0.3	$2.9	$2.1	$5.3	$-	$5.3

Total Realignment Program Charges
COS	$0.8	$3.8	$2.1	$6.7	$-	$6.7
SG&A	(0.6)	0.3	1.0	0.7	0.2	0.9

	$0.2	$4.1	$3.1	$7.4	$0.2	$7.6

Three Months Ended June 30, 2009				Subtotal –	Eliminations
	Flow Solutions Group			Reportable	and All	Consolidated
(Amounts in millions)	EPD	IPD	FCD	Segments	Other	Total
Restructuring Charges
COS	$5.1	$2.0	$0.5	$7.6	$-	$7.6
SG&A	0.1	-	0.2	0.3	-	0.3

	$5.2	$2.0	$0.7	$7.9	$-	$7.9

Non-Restructuring Charges
COS	$1.2	$0.5	$2.9	$4.6	$-	$4.6
SG&A	2.9	0.6	3.5	7.0	0.1	7.1

	$4.1	$1.1	$6.4	$11.6	$0.1	$11.7

Total Realignment Program Charges
COS	$6.3	$2.5	$3.4	$12.2	$-	$12.2
SG&A	3.0	0.6	3.7	7.3	0.1	7.4

	$9.3	$3.1	$7.1	$19.5	$0.1	$19.6

Six Months Ended June 30, 2010				Subtotal –	Eliminations
	Flow Solutions Group			Reportable	and All	Consolidated
(Amounts in millions)	EPD	IPD	FCD	Segments	Other	Total
Restructuring Charges
COS	$1.4	$1.8	$0.8	$4.0	$-	$4.0
SG&A	(1.0)	(0.1)	0.2	(0.9)	0.3	(0.6)

	$0.4	$1.7	$1.0	$3.1	$0.3	$3.4

Non-Restructuring Charges
COS	$-	$2.2	$1.3	$3.5	$-	$3.5
SG&A	-	0.4	0.8	1.2	-	1.2

	$-	$2.6	$2.1	$4.7	$-	$4.7

Total Realignment Program Charges
COS	$1.4	$4.0	$2.1	$7.5	$-	$7.5
SG&A	(1.0)	0.3	1.0	0.3	0.3	0.6

	$0.4	$4.3	$3.1	$7.8	$0.3	$8.1

Six Months Ended June 30, 2009				Subtotal –	Eliminations
	Flow Solutions Group			Reportable	and All	Consolidated
(Amounts in millions)	EPD	IPD	FCD	Segments	Other	Total
Restructuring Charges
COS	$5.9	$3.0	$0.5	$9.4	$-	$9.4
SG&A	0.1	0.2	0.2	0.5	-	0.5

	$6.0	$3.2	$0.7	$9.9	$-	$9.9

Non-Restructuring Charges
COS	$5.3	$0.4	$3.2	$8.9	$-	$8.9
SG&A	5.9	0.8	3.8	10.5	0.3	10.8

	$11.2	$1.2	$7.0	$19.4	$0.3	$19.7

Total Realignment Program Charges
COS	$11.2	$3.4	$3.7	$18.3	$-	$18.3
SG&A	6.0	1.0	4.0	11.0	0.3	11.3

	$17.2	$4.4	$7.7	$29.3	$0.3	$29.6

Inception to Date				Subtotal –	Eliminations
	Flow Solutions Group			Reportable	and All	Consolidated
(Amounts in millions)	EPD	IPD	FCD	Segments	Other	Total
Restructuring Charges
COS	$16.0	$6.5	$1.3	$23.8	$0.7	$24.5
SG&A	8.9	0.2	0.4	9.5	1.7	11.2

	$24.9	$6.7	$1.7	$33.3	$2.4	$35.7

Non-Restructuring Charges
COS	$9.7	$6.6	$8.3	$24.6	$-	$24.6
SG&A	8.1	2.5	4.5	15.1	0.8	15.9

	$17.8	$9.1	$12.8	$39.7	$0.8	$40.5

Total Realignment Program Charges
COS	25.7	$13.1	$9.6	$48.4	$0.7	$49.1
SG&A	17.0	2.7	4.9	24.6	2.5	27.1

	$42.7	$15.8	$14.5	$73.0	$3.2	$76.2

Total Expected Realignment Program Charges (1)	$44.3	$20.0	$20.0	$84.3	$3.5	$87.8

(1)
Total expected realignment charges represent management’s best estimate to date. As the execution of certain initiatives are still in process, the amount and nature of actual realignment charges incurred could vary from total expected charges.

Realignment Program – Restructuring Charges
     Restructuring charges include costs related to employee severance at closed facilities, contract termination costs, asset write-downs and other exit costs. Severance costs primarily include costs associated with involuntary termination benefits. Contract termination costs include costs related to termination of operating leases or other contract termination costs. Asset write-downs include accelerated depreciation of fixed assets and inventory write-downs. Other includes costs related to employee relocation, asset relocation, vacant facility costs (i.e., taxes and insurance) and other charges.
     Restructuring charges, net of adjustments, for the Realignment Programs are as follows:

		Contract	Asset
(Amounts in thousands)	Severance	termination	write-downs	Other	Total
Three Months Ended June 30, 2010
COS	$1,652	$103	$655	$152	$2,562
SG&A	(426)	82	-	93	(251)

Total	$1,226	$185	$655	$245	$2,311

Three Months Ended June 30, 2009
COS	$2,523	$33	$4,641	$375	$7,572
SG&A	279	-	-	-	279

Total	$2,802	$33	$4,641	$375	$7,851

Six Months Ended June 30, 2010
COS	$1,639	$437	$1,114	$828	$4,018
SG&A	(965)	203	-	129	(633)

Total	$674	$640	$1,114	$957	$3,385

Six Months Ended June 30, 2009
COS	$4,186	$33	$4,760	$375	$9,354
SG&A	494	-	-	-	494

Total	$4,680	$33	$4,760	$375	$9,848

Total Restructuring Charges Inception to Date
COS	$13,292	$1,270	$7,166	$2,671	$24,399
SG&A	10,800	203	18	210	11,231

Total	$24,092	$1,473	$7,184	$2,881	$35,630

Total Expected Restructuring Charges (1)
COS	$15,628	$1,793	$8,269	$4,325	$30,015
SG&A	11,352	203	49	221	11,825

Total	$26,980	$1,996	$8,318	$4,546	$41,840

(1)
Total expected restructuring charges represent management’s best estimate to date. As the execution of certain initiatives are still in process, the amount and nature of actual realignment charges incurred could vary from total expected charges.

     The following represents the activity related to the restructuring reserve:

		Contract
(Amounts in thousands)	Severance	Termination	Other	Total
Balance at December 31, 2009	$18,930	$-	$421	$19,351

Charges, net of adjustments	(553)	454	711	612
Cash expenditures	(2,874)	(400)	(657)	(3,931)
Other non-cash adjustments, including currency	265	-	238	503

Balance at March 31, 2010	$15,768	$54	$713	$16,535

Charges, net of adjustments	1,226	185	245	1,656
Cash expenditures	(4,017)	(205)	(430)	(4,652)
Other non-cash adjustments, including currency	(894)	(3)	(20)	(917)

Balance at June 30, 2010	$12,083	$31	$508	$12,622

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
     As discussed in Note 2 above, a liability of $4.4 million was initially recognized as an estimate of the acquisition date fair value of the contingent consideration. This liability was classified as Level III under the fair value hierarchy as it was based on the weighted probability as of the date of the acquisition of achievement of performance metrics, which was not observable in the market. As of December 31, 2009, this liability was reduced to $0 based on an updated weighted probability of achievement of performance metrics during the twelve months following the acquisition.
9. Inventories
     Inventories are stated at lower of cost or market. Cost is determined by the first-in, first-out method. Inventories, net consisted of the following:

	June 30,	December 31,
(Amounts in thousands)	2010	2009
Raw materials	$240,591	$239,793
Work in process	594,642	649,128
Finished goods	256,934	245,725
Less: Progress billings	(232,566)	(275,364)
Less: Excess and obsolete reserve	(61,566)	(64,049)

Inventories, net	$798,035	$795,233

10. Equity Method Investments
     As of June 30, 2010, we had investments in eight joint ventures (one located in each of China, Italy, Japan, Saudi Arabia, South Korea, and the United Arab Emirates and two located in India) that were accounted for using the equity method. Summarized below is combined income statement information, based on the most recent financial information (unaudited), for those investments:

	Three Months Ended June 30,
(Amounts in thousands)	2010	2009
Revenues	$52,556	$52,255
Gross profit	17,623	17,988
Income before provision for income taxes	13,239	12,729
Provision for income taxes	(3,586)	(3,961)

Net income	$9,653	$8,768

	Six Months Ended June 30,
(Amounts in thousands)	2010	2009
Revenues	$113,920	$113,022
Gross profit	40,258	41,116
Income before provision for income taxes	29,743	29,155
Provision for income taxes	(7,954)	(9,177)

Net income	$21,789	$19,978

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

11. Earnings Per Share
     The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share. Earnings per weighted average common share outstanding was calculated as follows:

	Three Months Ended June 30,
(Amounts in thousands, except per share data)	2010	2009
Net earnings of Flowserve Corporation	$91,647	$108,218
Dividends on restricted shares not expected to vest	4	5

Earnings attributable to common and participating shareholders	$91,651	$108,223

Weighted average shares:
Common stock	55,588	55,460
Participating securities	325	442

Denominator for basic earnings per common share	55,913	55,902
Effect of potentially dilutive securities	559	496

Denominator for diluted earnings per common share	56,472	56,398

Earnings per common share:
Basic	$1.64	$1.94
Diluted	1.62	1.92

	Six Months Ended June 30,
(Amounts in thousands, except per share data)	2010	2009
Net earnings of Flowserve Corporation	$171,868	$200,525
Dividends on restricted shares not expected to vest	8	13

Earnings attributable to common and participating shareholders	$171,876	$200,538

Weighted average shares:
Common stock	55,423	55,489
Participating securities	351	443

Denominator for basic earnings per common share	55,774	55,932
Effect of potentially dilutive securities	712	429

Denominator for diluted earnings per common share	56,486	56,361

Earnings per common share:
Basic	$3.08	$3.59
Diluted	3.04	3.56
     Diluted earnings per share above is based upon the weighted average number of shares as determined for basic earnings per share plus shares potentially issuable in conjunction with stock options, restricted share units and performance share units.
     For the three and six months ended both June 30, 2010 and 2009, we had no options to purchase common stock that were excluded from the computation of potentially dilutive securities.
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
Shareholder Litigation — Final Settlement and Dismissal
     In 2003, related lawsuits were filed in federal court in the Northern District of Texas, alleging that we violated federal securities laws. After consolidation, the lead plaintiff’s complaint was amended and alleged that federal securities violations occurred between February 6, 2001 and September 27, 2002 and named as defendants our company, C. Scott Greer, our former Chairman, President and Chief Executive Officer, Renee J. Hornbaker, our former Vice President and Chief Financial Officer, PricewaterhouseCoopers LLP, our independent registered public accounting firm, and Banc of America Securities LLC and Credit Suisse First Boston LLC, which served as underwriters for our two public stock offerings during the relevant period. The complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, and Sections 11 and 15 of the Securities Act of 1933. The lead plaintiff sought unspecified compensatory damages, forfeiture by Mr. Greer and Ms. Hornbaker of unspecified incentive-based or equity-based compensation and profits from any stock sales and recovery of costs.
     On May 11, 2010, the United States District Court for the Northern District of Texas entered an order granting final approval of a stipulation of settlement agreed to among the parties. The District Court’s order dismissed the lawsuit with prejudice and included a full and final release of all claims of the class members against us and the other defendants. The order also acknowledged that the settlement does not constitute an admission of any wrongdoing or liability by us or on the part of the other defendants.
     Under the previously disclosed terms of the settlement, we contributed $13.5 million to the $55 million total settlement amount. Our insurance carriers contributed $40 million to the settlement amount, with another defendant contributing the balance. The reserve we previously established for our contribution under the terms of the settlement was previously reported in our 2009 financial results. The total obligation under the settlement that was reflected in accrued liabilities in our condensed consolidated balance sheet, and the corresponding amount in prepaid expenses and other for our net obligation and the amount to be paid on our behalf by our insurance carriers, were extinguished upon funding of the settlement during the second quarter of 2010.
United Nations Oil-for-Food Program
     A French investigation has been formally opened relating to products that one of our French subsidiaries delivered to Iraq from 1996 through 2003 under the United Nations Oil-for-Food Program. We currently do not expect to incur additional case resolution costs of a material amount in this matter; however, if the French authorities take enforcement action against our French subsidiary regarding its investigation, we may be subject to monetary and non-monetary penalties, which we currently do not believe will have a material adverse effect on our company.
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

     Any of our self-reported violations of U.S. export control laws and regulations may result in civil or criminal penalties, including fines and/or other penalties. We are currently engaged in discussions with U.S. regulators about such penalties as part of our effort to resolve this matter; however, while we currently do not believe any such penalties will have a material adverse impact on our company, we are currently unable to definitively determine the full extent, nature or total amount of penalties to which we might ultimately be subject as a result of any such self-reported violations of the U.S. export control laws and regulations.
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
13. Retirement and Postretirement Benefits
     Components of the net periodic cost for retirement and postretirement benefits for the three months ended June 30, 2010 and 2009 were as follows:

	U.S.		Non-U.S.		Postretirement
(Amounts in millions)	Defined Benefit Plans		Defined Benefit Plans		Medical Benefits
	2010	2009	2010	2009	2010	2009

Service cost	$5.1	$5.0	$1.2	$0.9	$-	$-
Interest cost	4.6	4.7	3.2	2.9	0.5	0.5
Expected return on plan assets	(6.1)	(5.4)	(1.8)	(1.0)	-	-
Amortization of unrecognized net loss (gain)	2.4	1.6	0.6	0.6	(0.6)	(0.9)
Amortization of prior service benefit	(0.3)	(0.3)	-	-	(0.5)	(0.4)

Net periodic cost (benefit) recognized	$5.7	$5.6	$3.2	$3.4	$(0.6)	$(0.8)

Components of the net periodic cost for retirement and postretirement benefits for the six months ended June 30, 2010 and 2009 were as follows:

	U.S.		Non-U.S.		Postretirement
(Amounts in millions)	Defined Benefit Plans		Defined Benefit Plans		Medical Benefits
	2010	2009	2010	2009	2010	2009

Service cost	$10.2	$9.2	$2.4	$1.9	$-	$-
Interest cost	9.1	9.6	6.5	5.8	1.0	1.2
Expected return on plan assets	(12.1)	(11.1)	(3.7)	(2.1)	-	-
Amortization of unrecognized net loss (gain)	4.9	3.3	1.2	1.2	(1.1)	(1.5)
Amortization of prior service benefit	(0.6)	(0.6)	-	-	(1.0)	(0.9)

Net periodic cost (benefit) recognized	$11.5	$10.4	$6.4	$6.8	$(1.1)	$(1.2)

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
     On February 26, 2008 our Board of Directors authorized a program to repurchase up to $300.0 million of our outstanding common stock over an unspecified time period. The program commenced in the second quarter of 2008. We repurchased 112,500 shares for $11.1 million and 131,500 shares for $9.1 million during the three months ended June 30, 2010 and 2009, respectively. We repurchased 225,000 shares for $23.1 million and 281,500 shares for $16.2 million during the six months ended June 30, 2010 and 2009, respectively. To date, we have repurchased a total of 2.5 million shares for $229.0 million under this program.
15. Income Taxes
     For the three months ended June 30, 2010, we earned $125.4 million before taxes and provided for income taxes of $33.6 million, resulting in an effective tax rate of 26.8%. For the six months ended June 30, 2010, we earned $237.4 million before taxes and provided for income taxes of $65.4 million, resulting in an effective tax rate of 27.6%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended June 30, 2010 primarily due to the net impact of foreign operations. The effective tax rate varied from the U.S. federal statutory rate for the six months ended June 30, 2010 primarily due to the net impact of foreign operations, including the adverse tax impact from the non-deductibility of the net losses resulting from Venezuela’s currency devaluation, and a net reduction of our reserve for uncertain tax positions due to the resolution of tax audits and the lapse of the statute of limitations in certain jurisdictions.
     For the three months ended June 30, 2009, we earned $149.2 million before taxes and provided for income taxes of $40.6 million, resulting in an effective tax rate of 27.2%. For the six months ended June 30, 2009, we earned $278.0 million before taxes and provided for income taxes of $76.6 million, resulting in an effective tax rate of 27.5%. The effective tax rate varied from the U.S. federal statutory rate for the three and six months ended June 30, 2009 primarily due to the net impact of foreign operations.
     The U. S. enacted the Patient Protection and Affordable Care Act (“PPACA”) into law on March 23, 2010, and on March 30, 2010, enacted the Health Care and Education Reconciliation Act of 2010, which amended certain aspects of the PPACA (collectively the “Acts”). These Acts effectively change the tax treatment of federal subsidies paid to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D. As a result, these subsidy payments will effectively become taxable in tax years beginning after December 31, 2012. The tax impact of these changes resulted in an immaterial increase in our tax expense during the three and six months ended June 30, 2010.
     As of June 30, 2010, the amount of unrecognized tax benefits has decreased by $12.8 million from December 31, 2009, due to currency translation adjustments, expiration of statutes, audit settlements, and currency devaluation in Venezuela. With limited exception, we are no longer subject to U.S. federal, state and local income tax audits for years through 2004 or non-U.S. income tax audits for years through 2003. We are currently under examination for various years in Austria, Germany, India, Mexico, Singapore, the U.S. and Venezuela.

     It is reasonably possible that within the next 12 months the effective tax rate will be impacted by the resolution of some or all of the matters audited by various taxing authorities. It is also reasonably possible that we will have the statute of limitations close in various taxing jurisdictions within the next 12 months. As such, we estimate we could record a reduction in our tax expense of between $9.5 million and $25.4 million within the next 12 months.
16. Segment Information
     We are principally engaged in the worldwide design, manufacture, distribution and service of industrial flow management equipment. We provide long lead-time, highly engineered pumps, standardized, general purpose pumps, mechanical seals, industrial valves and related automation products and solutions primarily for oil and gas, chemical, power generation, water management and other industries requiring flow management products and services.
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
     The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

Three Months Ended June 30, 2010				Subtotal –	Eliminations
	Flow Solutions Group			Reportable	and All	Consolidated
(Amounts in thousands)	EPD	IPD	FCD	Segments	Other (1)	Total

Sales to external customers	$508,260	$185,821	$267,015	$961,096	$-	$961,096
Intersegment sales	16,192	12,818	1,764	30,774	(30,774)	-
Segment operating income	106,263	15,912	42,155	164,330	(18,301)	146,029

Three Months Ended June 30, 2009				Subtotal –	Eliminations
	Flow Solutions Group			Reportable	and All	Consolidated
(Amounts in thousands)	EPD	IPD	FCD	Segments	Other (1)	Total

Sales to external customers	$562,521	$226,974	$300,904	$1,090,399	$-	$1,090,399
Intersegment sales	17,848	14,620	1,584	34,052	(34,052)	-
Segment operating income	113,554	28,474	46,777	188,805	(30,052)	158,753

Six Months Ended June 30, 2010				Subtotal –	Eliminations
	Flow Solutions Group			Reportable	and All	Consolidated
(Amounts in thousands)	EPD	IPD	FCD	Segments	Other (1)	Total

Sales to external customers	$1,025,355	$372,893	$521,754	$1,920,002	$-	$1,920,002
Intersegment sales	30,922	21,882	3,086	55,890	(55,890)	-
Segment operating income	208,633	36,880	82,230	327,743	(39,539)	288,204
Identifiable assets	1,667,425	654,791	997,231	3,319,447	639,118	3,958,565

Six Months Ended June 30, 2009				Subtotal –	Eliminations
	Flow Solutions Group			Reportable	and All	Consolidated
(Amounts in thousands)	EPD	IPD	FCD	Segments	Other (1)	Total

Sales to external customers	$1,085,505	$432,708	$596,912	$2,115,125	$-	$2,115,125
Intersegment sales	34,051	23,234	2,730	60,015	(60,015)	-
Segment operating income	213,330	51,511	94,360	359,201	(53,311)	305,890
Identifiable assets	1,800,723	721,513	1,058,350	3,580,586	372,749	3,953,335
(1)	The increase in identifiable assets for “Eliminations and All Other” in 2010 is primarily a result of increased cash balances.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis of our condensed consolidated financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements, and notes thereto, and the other financial data included elsewhere in this Quarterly Report. The following discussion should also be read in conjunction with our audited consolidated financial statements, and notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) included in our 2009 Annual Report.
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
     Our business model is significantly influenced by the capital spending of global infrastructure industries for the placement of new products into service and aftermarket services for existing operations. The worldwide installed base of our products is an important source of aftermarket revenue, where products are expected to ensure the maximum operating time of many key industrial processes. Over the past several years, we have significantly invested in our aftermarket strategy to provide local support to maximize our customers’ investment in our offerings, as well as to provide business stability during various economic periods. The aftermarket business, which is served by more than 150 of our QRCs located around the globe, provides a variety of service offerings for our customers, including spare parts, service solutions, product life cycle solutions and other value added services, and is generally a higher margin business and a key component of our profitable growth strategy.
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
     We continue to build on our geographic breadth through our QRC network with the goal to be positioned as near to customers as possible for service and support in order to capture important aftermarket business. Along with ensuring that we have the local capability to sell, install and service our equipment in remote regions, it is equally imperative to continuously improve our global operations. We continue to expand our global supply chain capability to meet global customer demands and ensure the quality and timely delivery of our products. We remain focused on improving our supply chain processes across our divisions, finding areas of synergy and cost reduction and improving our supply chain management capability to ensure it can meet global customer demands. We continue to focus on improving on-time delivery and quality, while managing warranty costs as a percentage of sales across our global operations, through the assistance of a focused Continuous Improvement Process (“CIP”) initiative. The goal of the CIP initiative, which includes lean manufacturing, six sigma business management strategy and value engineering, is to maximize service fulfillment to customers through on-time delivery, reduced cycle time and quality at the highest internal productivity.
     During the first half of 2010, some of our markets began to improve their outlook even though some challenges from the global recession remain. Due to better than expected economic growth across a number of regions in the first half of 2010, demand forecasts for oil and gas, power generation and water management improved when compared to those established in the last part of 2009. Stronger economic growth in countries such as China and India influenced an increase in the number of planned projects across most of our key industries. The majority of the developing regions continue to forecast capital spending as they invest to execute their long-term infrastructure growth plans and improve their ability to capture export business, particularly in refined oil products and chemicals. In the mature markets, improved consumer confidence, as well as a general increase in industrial manufacturing, supported a more positive outlook for the chemical industry.
     During the first half of 2010, we continued to experience favorable conditions in our aftermarket business. We believe that our commitment over the past several years to localize aftermarket support capabilities close to our customers’ operations through our QRC network has provided us with the opportunity to grow our market share in this important area of our business. Investing in the pursuit of major capital projects globally and leveraging our ability to serve the customer in a local manner remain key components of our long-term growth strategy.

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
RESULTS OF OPERATIONS – Three and six months ended June 30, 2010 and 2009
     Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects on operations by translating current year results on a monthly basis at prior year exchange rates for the same periods.
     As discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, EPD acquired Calder AG, a Swiss supplier of energy recovery technology, effective April 21, 2009, and Calder AG’s results of operations have been consolidated since the date of acquisition. No pro forma information has been provided for the acquisition due to immateriality.
     As discussed in Note 7 to our condensed consolidated financial statements included in this Quarterly Report, in February 2009, we announced our intent to incur up to $40 million in realignment costs (the “Initial Realignment Program”) to reduce and optimize certain non-strategic manufacturing facilities and our overall cost structure by improving our operating efficiency, reducing redundancies, maximizing global consistency and driving improved financial performance. The Initial Realignment Program was substantially complete at December 31, 2009. In October 2009, we announced our intent to incur additional realignment costs (the “Subsequent Realignment Program”) to expand our efforts to optimize assets, reduce our overall cost structure, respond to reduced orders and drive an enhanced customer-facing organization, of which approximately $30 million was incurred in 2009. In January 2010, we announced our expectation that up to $20 million in charges related to our Realignment Programs would be incurred in 2010, which when combined with the $68.1 million of charges incurred in 2009, brings our total expected realignment charges to approximately $88 million, including $7.6 million and $8.1 million incurred in the three and six months ended June 30, 2010, respectively. Unless otherwise stated, information about our Realignment Programs included in this MD&A is presented in total.
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
     Charges are presented net of adjustments relating to changes in estimates of previously recorded amounts. Net adjustments recorded during the three months ended June 30, 2010 were $1.9 million. The following is a summary of charges, net of adjustments, included in operating income during the three months ended June 30, 2010 and 2009 related to our Realignment Programs:

Three Months Ended June 30, 2010				Subtotal –	Eliminations
	Flow Solutions Group			Reportable	and All	Consolidated
(Amounts in millions)	EPD	IPD	FCD	Segments	Other	Total
Restructuring Charges
COS	$0.5	$1.3	$0.8	$2.6	$-	$2.6
SG&A	(0.6)	(0.1)	0.2	(0.5)	0.2	(0.3)

	$(0.1)	$1.2	$1.0	$2.1	$0.2	$2.3

Non-Restructuring Charges
COS	$0.3	$2.5	$1.3	$4.1	$-	$4.1
SG&A	-	0.4	0.8	1.2	-	1.2

	$0.3	$2.9	$2.1	$5.3	$-	$5.3

Total Realignment Program Charges
COS	$0.8	$3.8	$2.1	$6.7	$-	$6.7
SG&A	(0.6)	0.3	1.0	0.7	0.2	0.9

	$0.2	$4.1	$3.1	$7.4	$0.2	$7.6

Three Months Ended June 30, 2009				Subtotal –	Eliminations
	Flow Solutions Group			Reportable	and All	Consolidated
(Amounts in millions)	EPD	IPD	FCD	Segments	Other	Total
Restructuring Charges
COS	$5.1	$2.0	$0.5	$7.6	$-	$7.6
SG&A	0.1	-	0.2	0.3	-	0.3

	$5.2	$2.0	$0.7	$7.9	$-	$7.9

Non-Restructuring Charges
COS	$1.2	$0.5	$2.9	$4.6	$-	$4.6
SG&A	2.9	0.6	3.5	7.0	0.1	7.1

	$4.1	$1.1	$6.4	$11.6	$0.1	$11.7

Total Realignment Program Charges
COS	$6.3	$2.5	$3.4	$12.2	$-	$12.2
SG&A	3.0	0.6	3.7	7.3	0.1	7.4

	$9.3	$3.1	$7.1	$19.5	$0.1	$19.6

     Net adjustments recorded during the six months ended June 30, 2010 were $3.3 million. The following is a summary of charges included in operating income for the six months ended June 30, 2010 and 2009 related to our Realignment Programs:

Six Months Ended June 30, 2010				Subtotal –	Eliminations
	Flow Solutions Group			Reportable	and All	Consolidated
(Amounts in millions)	EPD	IPD	FCD	Segments	Other	Total
Restructuring Charges
COS	$1.4	$1.8	$0.8	$4.0	$-	$4.0
SG&A	(1.0)	(0.1)	0.2	(0.9)	0.3	(0.6)

	$0.4	$1.7	$1.0	$3.1	$0.3	$3.4

Non-Restructuring Charges
COS	$-	$2.2	$1.3	$3.5	$-	$3.5
SG&A	-	0.4	0.8	1.2	-	1.2

	$-	$2.6	$2.1	$4.7	$-	$4.7

Total Realignment Program Charges
COS	$1.4	$4.0	$2.1	$7.5	$-	$7.5
SG&A	(1.0)	0.3	1.0	0.3	0.3	0.6

	$0.4	$4.3	$3.1	$7.8	$0.3	$8.1

Six Months Ended June 30, 2009				Subtotal –	Eliminations
	Flow Solutions Group			Reportable	and All	Consolidated
(Amounts in millions)	EPD	IPD	FCD	Segments	Other	Total
Restructuring Charges
COS	$5.9	$3.0	$0.5	$9.4	$-	$9.4
SG&A	0.1	0.2	0.2	0.5	-	0.5

	$6.0	$3.2	$0.7	$9.9	$-	$9.9

Non-Restructuring Charges
COS	$5.3	$0.4	$3.2	$8.9	$-	$8.9
SG&A	5.9	0.8	3.8	10.5	0.3	10.8

	$11.2	$1.2	$7.0	$19.4	$0.3	$19.7

Total Realignment Program Charges
COS	$11.2	$3.4	$3.7	$18.3	$-	$18.3
SG&A	6.0	1.0	4.0	11.0	0.3	11.3

	$17.2	$4.4	$7.7	$29.3	$0.3	$29.6

     The following is a summary of total charges related to identified initiatives under our Realignment Programs expected to be incurred:

Total Expected Charges (1)				Subtotal –	Eliminations
	Flow Solutions Group			Reportable	and All	Consolidated
(Amounts in millions)	EPD	IPD	FCD	Segments	Other	Total
Restructuring Charges
COS	$17.3	$8.4	$3.6	$29.3	$0.7	$30.0
SG&A	9.0	0.2	0.9	10.1	1.7	11.8

	$26.3	$8.6	$4.5	$39.4	$2.4	$41.8

Non-Restructuring Charges
COS	$10.0	$8.8	$10.6	$29.4	$-	$29.4
SG&A	8.0	2.6	4.9	15.5	1.1	16.6

	$18.0	$11.4	$15.5	$44.9	$1.1	$46.0

Total Realignment Program Charges
COS	$27.3	$17.2	$14.2	$58.7	$0.7	$59.4
SG&A	17.0	2.8	5.8	25.6	2.8	28.4

	$44.3	$20.0	$20.0	$84.3	$3.5	$87.8

(1)
Total expected realignment charges represent management’s best estimate to date. As the execution of certain initiatives are still in process, the amount and nature of actual realignment charges incurred could vary from total expected charges.

     Based on actions under our Realignment Programs, we have realized savings of approximately $22 million and $40 million for the three and six months ended June 30, 2010, respectively, and we expect to realize total savings in 2010 of approximately $92 million. Upon completion of our Realignment Programs, we expect annual cost savings of approximately $110 million. Approximately two-thirds of savings from the Realignment Programs were and will be realized in COS and the remainder in SG&A. Actual savings realized could vary from expected savings, which represent management’s best estimate to date.
     Generally, the charges presented were or will be paid in cash, except for asset write-downs, which are non-cash charges. Asset write-down charges (including accelerated depreciation of fixed assets, accelerated amortization of intangible assets and inventory write-downs) of $1.1 million were recorded during the period ended June 30, 2010. The majority of the cash payments remaining related to our Realignment Programs will be incurred in 2010.

Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended June 30,
(Amounts in millions)	2010	2009

Bookings	$1,134.2	$1,036.0
Sales	961.1	1,090.4

	Six Months Ended June 30,
(Amounts in millions)	2010	2009

Bookings	$2,204.9	$1,999.1
Sales	1,920.0	2,115.1
     We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacturing, service or support. Bookings recorded and subsequently cancelled within the year-to-date period are excluded from year-to-date bookings. Bookings for the three months ended June 30, 2010 increased by $98.2 million, or 9.5%, as compared with the same period in 2009. The increase includes negative currency effects of approximately $12 million. The overall net increase is primarily attributable to increased original equipment and aftermarket customer bookings in FCD, which were driven by increases in the oil and gas, chemical and general industries, and strength in the oil and gas and general industries in EPD, including the impact of an order in excess of $80 million for crude oil pumps, seals and related support. The increase is also attributable to higher bookings in the oil and gas industry, primarily related to original equipment, in IPD.
     Bookings for the six months ended June 30, 2010 increased by $205.8 million, or 10.3%, as compared with the same period in 2009. The increase includes currency benefits of approximately $37 million. The increase is primarily attributable to increased original equipment and aftermarket bookings in EPD, principally in the oil and gas industry, including the impact of an order in excess of $80 million for crude oil pumps, seals and related support services, and FCD, driven by the oil and gas and general industries. These increases were partially offset by decreased original equipment bookings in IPD.
     Sales for the three months ended June 30, 2010 decreased by $129.3 million, or 11.9%, as compared with the same period in 2009. The decrease includes negative currency effects of approximately $14 million. The decrease was primarily attributable to decreased original equipment and aftermarket sales across all divisions, slightly offset by increased original equipment and aftermarket sales in EPD in Latin America. These decreases were primarily driven by lower beginning backlog in the oil and gas and general industries for 2010 as compared with 2009, reflecting lower demand and customer-driven project delays due to a significant decrease in the rate of general global economic growth in 2009. Net sales to international customers, including export sales from the U.S., were approximately 70% of total sales for the three months ended June 30, 2010, as compared with approximately 74% for the same period in 2009.
     Sales for the six months ended June 30, 2010 decreased by $195.1 million, or 9.2%, as compared with the same period in 2009. The decrease includes currency benefits of approximately $33 million. The overall net decrease is primarily attributable to decreased original equipment sales, primarily driven by lower beginning backlog in the oil and gas and general industries for 2010, as compared with 2009, reflecting lower demand and customer-driven project delays due to a significant decrease in the rate of general global economic growth in 2009 and decreased aftermarket sales in EPD and FCD. Net sales to international customers, including export sales from the U.S., were approximately 72% of total sales for the six months ended June 30, 2009, as compared with approximately 71% for the same period in 2009.
     Backlog represents the value of aggregate uncompleted customer orders. Backlog of $2,500.7 million at June 30, 2010 increased by $129.5 million, or 5.5%, as compared with December 31, 2009. Currency effects provided a decrease of approximately $159 million. The overall net increase includes the impact of cancellations of $6.6 million of orders booked during the prior year.
Gross Profit and Gross Profit Margin

	Three Months Ended June 30,
(Amounts in millions)	2010	2009

Gross profit	$343.4	$386.3
Gross profit margin	35.7%	35.4%

	Six Months Ended June 30,
(Amounts in millions)	2010	2009

Gross profit	$691.7	$754.1
Gross profit margin	36.0%	35.7%
     Gross profit for the three months ended June 30, 2010 decreased by $42.9 million, or 11.1%, as compared with the same period in 2009. The decrease includes the effect of approximately $10 million in increased savings realized and a decrease of $5.5 million in charges resulting from our Realignment Programs as compared with the same period in 2009. Gross profit margin for the three months ended June 30, 2010 of 35.7% increased from 35.4% for the same period in 2009. The increase is primarily attributable to a sales mix shift toward higher margin aftermarket sales in EPD and IPD, increased utilization of low cost regions by FCD and positive impacts of our Realignment Programs and various CIP initiatives, partially offset by pricing from beginning of year backlog in EPD and competitive pricing pressure in IPD and the negative impact of decreased sales on our absorption of fixed manufacturing costs. Aftermarket sales generally carry a higher margin than original equipment sales. As a result of the sales mix shift, aftermarket sales increased to approximately 38% of total sales, as compared with approximately 35% of total sales in the same period in 2009.
     Gross profit for the six months ended June 30, 2010 decreased by $62.4 million, or 8.3%, as compared with the same period in 2009. The decrease includes the effect of approximately $21 million in increased savings realized and a decrease of $10.8 million in charges resulting from our Realignment Programs as compared with the same period in 2009. Gross profit margin for the six months ended June 30, 2010 of 36.0% increased from 35.7% for the same period in 2009. The increase is primarily attributable to a sales mix shift toward higher margin aftermarket sales across all divisions, increased utilization of low cost regions by FCD, positive impacts of our Realignment Programs and various CIP initiatives, partially offset by pricing from beginning of year backlog in EPD and IPD and the negative impact of decreased sales on our absorption of fixed manufacturing costs. Aftermarket sales generally carry a higher margin than original equipment sales. As a result of the sales mix shift, aftermarket sales increased to approximately 39% of total sales, as compared with approximately 36% of total sales in the same period in 2009.
Selling, General and Administrative Expense

	Three Months Ended June 30,
(Amounts in millions)	2010	2009

SG&A	$201.3	$231.3
SG&A as a percentage of sales	20.9%	21.2%

	Six Months Ended June 30,
(Amounts in millions)	2010	2009

SG&A	$412.6	$456.7
SG&A as a percentage of sales	21.5%	21.6%
     SG&A for the three months ended June 30, 2010 decreased by $30.0 million, or 13.0%, as compared with the same period in 2009. Currency effects yielded a decrease of less than $1 million. The overall net decrease includes the effect of approximately $6 million in increased savings realized and a decrease of $6.5 million in charges resulting from our Realignment Programs as compared with the same period in 2009. The decrease is primarily attributable to decreased selling and marketing-related expenses, strict cost control actions in 2010 and increased savings realized and a decrease in charges resulting from our Realignment Programs discussed above.
     SG&A for the six months ended June 30, 2010 decreased by $44.1 million, or 9.7%, as compared with the same period in 2009. Currency effects yielded an increase of approximately $8 million. The decrease includes the effect of approximately $13 million in increased savings realized and a decrease of $10.7 million in charges resulting from our Realignment Programs as compared with the same period in 2009. The decrease is primarily attributable to decreased selling and marketing-related expenses, strict cost control actions in 2010 and increased savings realized and a decrease in charges resulting from our Realignment Programs discussed above.
Net Earnings from Affiliates

	Three Months Ended June 30,
(Amounts in millions)	2010	2009

Net earnings from affiliates	$4.0	$3.8

	Six Months Ended June 30,
(Amounts in millions)	2010	2009

Net earnings from affiliates	$9.1	$8.5
     Net earnings from affiliates represents our net income from investments in eight joint ventures (one located in each of China, Italy, Japan, Saudi Arabia, South Korea and the United Arab Emirates and two located in India) that are accounted for using the equity method of accounting. Net earnings from affiliates for the three months ended June 30, 2010 increased by $0.2 million, or 5.3%, as compared with the same period in 2009, primarily due to increased earnings of our EPD joint venture in South Korea, partially offset by decreased earnings of our EPD joint venture in Japan and our FCD joint venture in India.
     Net earnings from affiliates for the six months ended June 30, 2010 increased by $0.6 million, or 7.1%, as compared with the same period in 2009, primarily due to increased earnings of our EPD joint venture in South Korea, partially offset by decreased earnings of our FCD joint venture in India and our EPD joint venture in Japan.
Operating Income and Operating Margin

	Three Months Ended June 30,
(Amounts in millions)	2010	2009

Operating income	$146.0	$158.8
Operating margin	15.2%	14.6%

	Six Months Ended June 30,
(Amounts in millions)	2010	2009

Operating income	$288.2	$305.9
Operating margin	15.0%	14.5%
     Operating income for the three months ended June 30, 2010 decreased by $12.8 million, or 8.1%, as compared with the same period in 2009. The decrease includes negative currency effects of approximately $4 million. The decrease includes the effect of approximately $16 million in increased savings realized and a decrease of $12.0 million in charges resulting from our Realignment Programs as compared with the same period in 2009. The decrease is primarily a result of the $42.9 million decrease in gross profit, which was partially offset by the $30.0 million decrease in SG&A, as discussed above.
     Operating income for the six months ended June 30, 2010 decreased by $17.7 million, or 5.8%, as compared with the same period in 2009. The decrease includes currency benefits of approximately $4 million. The overall net decrease includes the effect of approximately $34 million in increased savings realized and a decrease of $21.5 million in charges resulting from our Realignment Programs as compared with the same period in 2009. The overall net decrease is primarily a result of the $62.4 million decrease in gross profit, which was partially offset by the $44.1 million decrease in SG&A, as discussed above.
Interest Expense and Interest Income

	Three Months Ended June 30,
(Amounts in millions)	2010	2009

Interest expense	$(8.7)	$(9.9)
Interest income	0.4	0.5

	Six Months Ended June 30,
(Amounts in millions)	2010	2009

Interest expense	$(17.7)	$(20.0)
Interest income	0.7	1.5
     Interest expense for the three and six months ended June 30, 2010 decreased by $1.2 million and $2.3 million, respectively, as compared with the same periods in 2009. These decreases are primarily attributable to a decrease in the average interest rate. Approximately 70% of our debt was at fixed rates at June 30, 2010, including the effects of $380.0 million of notional interest rate swaps.

     Interest income for the three and six months ended June 30, 2010 decreased by $0.1 million and $0.8 million, respectively, as compared with the same periods in 2010. These decreases are primarily attributable to a decrease in the average interest rate on cash balances.
Other Expense, Net

	Three Months Ended June 30,
(Amounts in millions)	2010	2009

Other expense, net	$(12.3)	$(0.1)

	Six Months Ended June 30,
(Amounts in millions)	2010	2009

Other expense, net	$(33.8)	$(9.4)
     Other expense, net for the three months ended June 30, 2010 increased $12.2 million as compared with the same period in 2009, which was primarily due to a $26.8 million increase in losses on forward exchange contracts, partially offset by a $12.2 million increase in gains arising from transactions in currencies other than our sites’ functional currencies. Both of the above mentioned increases primarily reflect the strengthening of the U.S. dollar exchange rate versus the Euro.
     Other expense, net for the six months ended June 30, 2010 increased $24.4 million, or 259.6%, as compared with the same period in 2009 which was primarily due to a $28.5 million increase in losses on forward exchange contracts, partially offset by a $10.7 million increase in gains arising from transactions in currencies other than our sites’ functional currencies. Both of the above mentioned increases primarily reflect the strengthening of the U.S. dollar exchange rate versus the Euro. Also included in the increase of other expense, net is the impact of the $12.4 million loss during the first quarter of 2010 as a result of Venezuela’s currency devaluation, partially offset by realized foreign currency exchange gains of $3.8 million related to the settlement of U.S. dollar denominated liabilities at the more favorable essential items rate of 2.60 Bolivars to the U.S. dollar. See Note 1 to our condensed consolidated financial statements included in this Quarterly Report for additional details on the impact of Venezuela’s currency devaluation.
Tax Expense and Tax Rate

	Three Months Ended June 30,
(Amounts in millions)	2010	2009

Provision for income tax	$33.6	$40.6
Effective tax rate	26.8%	27.2%

	Six Months Ended June 30,
(Amounts in millions)	2010	2009

Provision for income tax	$65.4	$76.6
Effective tax rate	27.6%	27.5%
     Our effective tax rate of 26.8% for the three months ended June 30, 2010 decreased from 27.2% for the same period in 2009. The effective tax rate varied from the U.S. federal statutory rate for the three months ended June 30, 2010 primarily due to the net impact of foreign operations. Our effective tax rate of 27.6% for the six months ended June 30, 2010 increased from 27.5% for the same period in 2009. The increase is primarily due to the net impact of foreign operations, including the adverse tax impact from the non-deductibility of the net losses resulting from Venezuela’s currency devaluation, and a net reduction of our reserve for uncertain tax positions due to the resolution of tax audits and the lapse of the statute of limitations in certain jurisdictions.

Other Comprehensive (Expense) Income

	Three Months Ended June 30,
(Amounts in millions)	2010	2009

Other comprehensive (expense) income	$(58.3)	$71.5

	Six Months Ended June 30,
(Amounts in millions)	2010	2009

Other comprehensive (expense) income	$(92.4)	$33.0
     Other comprehensive (expense) income for the three months ended June 30, 2010 decreased to expense of $58.3 million from income of $71.5 million for the same period in 2009, primarily reflecting the strengthening of the U.S. dollar exchange rate versus the Euro during the three months ended June 30, 2010, as compared with the same period in 2009. Other comprehensive (expense) income for the six months ended June 30, 2010 decreased to expense of $92.4 million from income of $33.0 million for the same period in 2009, primarily reflecting the strengthening of the U.S. dollar exchange rate versus the Euro during the six months ended June 30, 2010, as compared with the same period in 2009.
Business Segments
     As discussed in Note 1 to our condensed consolidated financial statements included in this Quarterly Report, we reorganized our divisional operations by combining the former FPD and FSD into FSG, effective January 1, 2010, with FSG being divided into EPD and IPD. We now conduct our operations through three business segments based on type of product and how we manage the business:
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
FSG Engineered Product Division Segment Results
     Our largest business segment is EPD, through which we design, manufacture, distribute and service engineered pumps and pump systems, mechanical seals, auxiliary systems and provide related services. EPD includes longer lead-time, highly engineered pump products and mechanical seals (collectively referred to as “original equipment”). EPD also manufactures replacement parts and related equipment, and provides a full array of support services (collectively referred to as “aftermarket”). EPD primarily operates in the oil and gas, petrochemical and power generation industries. EPD operates 27 manufacturing facilities worldwide, ten of which are located in Europe, eight in North America, five in Asia and four in Latin America and has 125 service centers, including those co-located in a manufacturing facility, in 39 countries.

	Three Months Ended June 30,
(Amounts in millions)	2010	2009

Bookings	$631.1	$588.6
Sales	524.5	580.3
Gross profit	193.6	211.6
Gross profit margin	36.9%	36.5%
Operating income	106.3	113.6
Operating margin	20.3%	19.6%

	Six Months Ended June 30,
(Amounts in millions)	2010	2009

Bookings	$1,222.8	$1,064.4
Sales	1,056.3	1,119.5
Gross profit	390.3	413.0
Gross profit margin	36.9%	36.9%
Operating income	208.6	213.4
Operating margin	19.8%	19.1%
     Bookings for the three months ended June 30, 2010 increased by $42.5 million, or 7.2%, as compared with the same period in 2009. The increase includes currency benefits of less than $1 million. The increase in bookings reflects higher demand for our products in the oil and gas and general industries across all regions, including the impact of an order in excess of $80 million for crude oil pumps, seals and related support services. Customer bookings increased $17.7 million (including negative currency effects of approximately $11 million) in Europe, the Middle East and Africa (“EMA”) $11.6 million in North America, $8.0 million (including currency benefits of approximately $5 million) in Latin America and $2.4 million (including currency benefits of approximately $4 million) in Asia Pacific. These increases were driven by aftermarket bookings in North America, Asia Pacific and Latin America, primarily in the oil and gas and general industries, and increased original equipment bookings in EMA. These increases were slightly offset by decreased bookings in the water management, power generation and chemical industries. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increased $7.7 million.
     Bookings for the six months ended June 30, 2010 increased by $158.4 million, or 14.9%, as compared with the same period in 2009. The increase includes currency benefits of approximately $25 million. The increase in bookings reflects higher demand for our products in the oil and gas and general industries across all regions, including the impact of an order in excess of $80 million for crude oil pumps, seals and related support services. Customer bookings increased $81.7 million (including currency benefits of approximately $2 million) in EMA, $48.9 million in North America, $17.8 million (including currency benefits of approximately $8 million) in Latin America and $16.5 million (including currency benefits of approximately $10 million) in Asia Pacific. These increases were also attributable to original equipment and aftermarket bookings on major projects in the oil and gas and general industries, partially offset by decreased bookings in the water management, power generation and chemical industries and decreased aftermarket bookings in EMA. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increased $7.2 million.
     Sales for the three months ended June 30, 2010 decreased $55.8 million, or 9.6%, as compared with the same period in 2009. The decrease includes negative currency effects of approximately $4 million. The decrease was primarily driven by decreased original equipment sales in EMA, partially offset by increased original equipment and aftermarket sales in Latin America. Customer sales decreased $58.5 million (including negative currency effects of approximately $15 million) in EMA, $10.8 million in North America and $9.0 million (including currency benefits of approximately $4 million) in Asia Pacific. These decreases were partially offset by increased customer sales in Latin America of $20.7 million (including currency benefits of approximately $4 million). Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $1.7 million.
     Sales for the six months ended June 30, 2010 decreased $63.2 million, or 5.6%, as compared with the same period in 2009. The decrease includes currency benefits of approximately $21 million. The overall net decrease was driven by decreased customer original equipment and aftermarket sales. The decreases in customer sales in North America of $46.3 million and in EMA of $44.5 million (including negative currency effects of approximately $3 million) were partially offset by increased customer sales in Latin America of $34.5 million (including currency benefits of approximately $10 million). Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $3.1 million.
     Gross profit for the three months ended June 30, 2010 decreased by $18.0 million, or 8.5%, as compared with the same period in 2009. Gross profit margin for the three months ended June 30, 2010 of 36.9% increased from 36.5% for the same period in 2009. The increase is attributable to a sales mix shift toward higher margin aftermarket sales, increased savings realized and decreased charges resulting from our Realignment Programs as compared with the same period in 2009, as well as operational efficiencies and savings realized from our supply chain initiatives. These increases were partially offset by pricing from beginning of year backlog and the negative impact of decreased sales on our absorption of fixed manufacturing costs.
     Gross profit for the six months ended June 30, 2010 decreased by $22.7 million, or 5.5%, as compared with the same period in 2009. Gross profit margin of 36.9% for the six months ended June 30, 2010 was comparable to the same period in 2009. Increased savings realized and decreased charges resulting from our Realignment Programs as compared with the same period in 2009, as well as operational efficiencies, savings realized from our supply chain initiatives and a sales mix shift toward higher margin aftermarket sales, were offset by pricing from beginning of year backlog.

     Operating income for the three months ended June 30, 2010 decreased by $7.3 million, or 6.4%, as compared with the same period in 2009. The decrease includes negative currency effects of approximately $2 million. The decrease was due primarily to reduced gross profit of $18.0 million, as discussed above, partially offset by decreased SG&A of $10.3 million, which was due to increased savings realized and a decrease in charges resulting from our Realignment Programs as compared with the same period in 2009, decreased selling and marketing-related expenses and strict cost control actions in 2010.
     Operating income for the six months ended June 30, 2010 decreased by $4.8 million, or 2.2%, as compared with the same period in 2009. The decrease includes currency benefits of approximately $4 million. The overall net decrease was due primarily to reduced gross profit of $22.7 million, as discussed above, partially offset by decreased SG&A of $16.0 million, which was due to increased savings realized and a decrease in charges resulting from our Realignment Programs as compared with the same period in 2009, decreased selling and marketing-related expenses and strict cost control actions in 2010.
     Backlog of $1,469.5 million at June 30, 2010 increased by $87.4 million, or 6.3%, as compared with December 31, 2009. Currency effects provided a decrease of approximately $81 million. Backlog at June 30, 2010 and December 31, 2009 includes $28.9 million and $29.9 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
FSG Industrial Product Division Segment Results
     Through IPD we design, manufacture, distribute and service pre-configured pumps and pump systems, including submersible motors (collectively referred to as “original equipment”). Additionally, IPD manufactures replacement parts and related equipment, and provides a full array of support services (collectively referred to as “aftermarket”). IPD includes standardized, general purpose pump products and primarily operates in the oil and gas, chemical, water management, power generation and general industries. IPD operates 12 manufacturing facilities, three of which are located in the U.S and six in Europe, and operates 22 QRCs worldwide, including ten sites in Europe and three in the U.S., including those co-located in a manufacturing facility.

	Three Months Ended June 30,
(Amounts in millions)	2010	2009

Bookings	$214.3	$202.0
Sales	198.6	241.6
Gross profit	49.6	67.2
Gross profit margin	25.0%	27.8%
Operating income	15.9	28.5
Operating margin	8.0%	11.8%

	Six Months Ended June 30,
(Amounts in millions)	2010	2009

Bookings	$408.4	$417.1
Sales	394.8	455.9
Gross profit	104.6	126.2
Gross profit margin	26.5%	27.7%
Operating income	36.9	51.5
Operating margin	9.3%	11.3%
     Bookings for the three months ended June 30, 2010 increased by $12.3 million, or 6.1%, as compared with the same period in 2009. This increase includes negative currency effects of approximately $7 million. The overall net increase was primarily driven by increased customer bookings of $9.7 million in the Americas. Increased customer bookings of original equipment, primarily in the oil and gas and general industries, were partially offset by decreased customer bookings in the chemical and mining industries. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) were comparable with the same period in 2009.
     Bookings for the six months ended June 30, 2010 decreased by $8.7 million, or 2.1%, as compared with the same period in 2009. The decrease includes currency benefits of approximately $3 million. The overall net decrease was primarily driven by declines in customer bookings of $22.9 million in EMA and Australia, partially offset by increased customer bookings in the Americas. Decreased customer bookings of original equipment were driven by the power generation, mining, chemical and water management industries, partially offset by relative stability in oil and gas markets Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increased $4.8 million.
     Sales for the three months ended June 30, 2010 decreased by $43.0 million, or 17.8%, as compared with the same period in 2009. The decrease includes negative currency effects of approximately $4 million. The decrease in customer sales of $40.2 million in EMA and Australia was primarily driven by declines in sales in the chemical and mining industries. Additionally, the declines were attributable to lower beginning of year backlog as compared with 2009. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $1.8 million.
     Sales for the six months ended June 30, 2010 decreased by $61.1 million, or 13.4%, as compared with the same period in 2009. The decrease includes currency benefits of approximately $7 million. The overall net decrease in customer sales, primarily attributable to original equipment, of $45.1 million and $13.6 million in EMA and Australia and the Americas, respectively, was driven by declines in the power generation, mining and chemical industries. The declines were primarily attributable to lower beginning of year backlog as compared with 2009. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $1.4 million.
     Gross profit for the three months ended June 30, 2010 decreased by $17.6 million, or 26.2%, as compared with the same period in 2009. Gross profit margin for the three months ended June 30, 2010 of 25.0% decreased from 27.8% for the same period in 2009. The decrease is primarily attributable to the negative impact of decreased sales on our absorption of fixed manufacturing costs and competitive pricing pressure, partially offset by a sales mix shift toward more profitable aftermarket sales and increased savings realized from our Realignment Programs as compared with the same period in 2009.
     Gross profit for the six months ended June 30, 2010 decreased by $21.6 million, or 17.1%, as compared with the same period in 2009. Gross profit margin for the six months ended June 30, 2010 of 26.5% decreased from 27.7% for the same period in 2009. The decrease is primarily attributable to the negative impact of decreased sales on our absorption of fixed manufacturing costs and pricing from beginning of year backlog, partially offset by a sales mix shift toward more profitable aftermarket sales, and increased savings realized and a decrease in charges resulting from our Realignment Programs as compared with the same period in 2009.
     Operating income for the three months ended June 30, 2010 decreased by $12.6 million, or 44.2%, as compared with the same period in 2009. The decrease includes negative currency effects of approximately $1 million. The decrease is due to the $17.6 million decrease in gross profit discussed above, partially offset by a $5.0 million decrease in SG&A. The decrease in SG&A is due to decreased selling-related expenses, strict cost control actions in 2010 and increased savings realized from our Realignment Programs as compared with the same period in 2009.
     Operating income for the six months ended June 30, 2010 decreased by $14.6 million, or 28.3%, as compared with the same period in 2009. The decrease includes currency benefits of less than $1 million. The overall net decrease is due to the $21.6 million decrease in gross profit discussed above, partially offset by a $7.0 million decrease in SG&A. The decrease in SG&A is due to decreased selling-related expenses, strict cost control actions in 2010 and increased savings realized and a decrease in charges resulting from our Realignment Programs as compared with the same period in 2009.
     Backlog of $511.4 million at June 30, 2010 decreased by $44.2 million, or 8.0%, as compared with December 31, 2009. Currency effects provided a decrease of approximately $49 million. Backlog at June 30, 2010 and December 31, 2009 includes $23.7 million and $19.8 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
Flow Control Division Segment Results
     Our second largest business segment is FCD, through which we design, manufacture and distribute a broad portfolio of engineered and industrial valves, control valves, actuators, controls and related services. FCD leverages its experience and application know-how by offering a complete menu of engineered services to complement its expansive product portfolio. FCD has a total of 48 manufacturing facilities and QRCs in 22 countries around the world, with only five of its 19 manufacturing operations located in the U.S. Based on independent industry sources, we believe that we are the third largest industrial valve supplier on a global basis.

	Three Months Ended June 30,
(Amounts in millions)	2010	2009

Bookings	$324.9	$273.9
Sales	268.8	302.5
Gross profit	100.1	109.0
Gross profit margin	37.2%	36.0%
Operating income	42.2	46.8
Operating margin	15.7%	15.5%

	Six Months Ended June 30,
(Amounts in millions)	2010	2009

Bookings	$643.8	$575.9
Sales	524.8	599.6
Gross profit	195.8	216.2
Gross profit margin	37.3%	36.1%
Operating income	82.2	94.4
Operating margin	15.7%	15.7%
     Bookings for the three months ended June 30, 2010 increased $51.0 million, or 18.6%, as compared with the same period in 2009. The increase includes negative currency effects of approximately $5 million. The overall net increase in bookings is primarily attributable to strength in the oil and gas, chemical, power generation and general industries, largely driven by North America, and the chemical industry in Asia Pacific. Increased bookings were partially offset by decreases in the chemical industry in EMA. Continued inventory restocking orders from distributors exhibited evidence of economic stabilization.
     Bookings for the six months ended June 30, 2010 increased $67.9 million, or 11.8%, as compared with the same period in 2009. The increase includes currency benefits of approximately $9 million. The increase in bookings is primarily attributable to strength in the oil and gas industry, primarily in EMA and North America, and increased bookings in the power generation and general industries. Increased bookings were partially offset by decreases in the chemical industry, largely driven by EMA. Recent inventory restocking orders from distributors exhibited evidence of economic stabilization.
     Sales for the three months ended June 30, 2010 decreased $33.7 million, or 11.1%, as compared with the same period in 2009. The decrease includes negative currency effects of approximately $5 million. Sales of original equipment decreased across all industries in EMA and in the chemical industry in Asia Pacific. Sales in EMA, Latin America and Asia Pacific decreased approximately $26 million, $6 million and $5 million, respectively, reflecting customer-driven project delays.
     Sales for the six months ended June 30, 2010 decreased $74.8 million, or 12.5%, as compared with the same period in 2009. The decrease includes currency benefits of approximately $6 million. The overall net decrease of sales was driven by decreased original equipment bookings across all industries. Sales in EMA, Asia Pacific, North America and Latin America decreased approximately $35 million, $18 million, $15 million and $9 million, respectively, reflecting customer-driven project delays.
     Gross profit for the three months ended June 30, 2010 decreased by $8.9 million, or 8.2%, as compared with the same period in 2009. Gross profit margin for the three months ended June 30, 2010 of 37.2% increased from 36.0% for the same period in 2009. The increase is attributable to favorable product mix, increased savings realized from our Realignment Programs as compared with the same period in 2009, various CIP initiatives and improved utilization of low cost regions. These improvements were partially offset by the negative impact of decreased sales on our absorption of fixed manufacturing costs.
     Gross profit for the six months ended June 30, 2010 decreased by $20.4 million, or 9.4%, as compared with the same period in 2009. Gross profit margin for the six months ended June 30, 2010 of 37.3% increased from 36.1% for the same period in 2009. The increase is attributable to favorable product mix and increased savings realized from our Realignment Programs as compared with the same period in 2009, as well as various CIP initiatives and improved utilization of low cost regions. These improvements were partially offset by the negative impact of decreased sales on our absorption of fixed manufacturing costs.
     Operating income for the three months ended June 30, 2010 decreased by $4.6 million, or 9.8%, as compared with the same period in 2009. The decrease includes negative currency effects of approximately $1 million. The decrease is principally attributable to the $8.9 million decrease in gross profit, discussed above, partially offset by a $4.6 million decrease in SG&A. Decreased SG&A is attributable to decreased selling and marketing-related expenses and increased savings realized and a decrease in charges resulting from our Realignment Programs as compared with the same period in 2009.

     Operating income for the six months ended June 30, 2010 decreased by $12.2 million, or 12.9%, as compared with the same period in 2009. The decrease includes currency benefits of approximately $1 million. The overall net decrease is principally attributable to the $20.4 million decrease in gross profit, discussed above, partially offset by a $9.8 million decrease in SG&A. Decreased SG&A is attributable to decreased selling and marketing-related expenses, and increased savings realized and decreased charges resulting from our Realignment Programs as compared with the same period in 2009.
Backlog of $574.7 million at June 30, 2010 increased by $89.4 million, or 18.4%, as compared with December 31, 2009. Currency effects provided a decrease of approximately $28 million.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis

	Six Months Ended June 30,
(Amounts in millions)	2010	2009

Net cash flows used by operating activities	$(52.7)	$(76.9)
Net cash flows used by investing activities	(17.3)	(92.6)
Net cash flows used by financing activities	(39.2)	(46.4)
     Our primary sources of short-term liquidity are existing cash, cash generated by operations and borrowings available under our existing revolving credit facility. Our cash balance at June 30, 2010 was $503.5 million, as compared with $654.3 million at December 31, 2009.
     Working capital increased for the six months ended June 30, 2010, as compared with the same period 2009, due primarily to lower accrued liabilities of $123.8 million, resulting primarily from reductions in accruals for broad-based annual incentive program payments related to prior period performance, reductions in advanced cash received from customers and lower accounts payable of $67.6 million. Working capital increased for the six months ended June 30, 2009 due primarily to lower accounts payable of $159.6 million and lower accrued liabilities of $108.8 million, resulting primarily from payments of approximately $115 million in long-term and broad-based annual incentive program payments. During the six months ended June 30, 2010 and 2009 we contributed $10.0 million and $25.0 million, respectively, to our U.S. pension plan.
     Increases in accounts receivable used $36.2 million of cash flow for the six months ended June 30, 2010 compared with $28.4 million for the same period in 2009. As of June 30, 2010, our days’ sales receivables outstanding (“DSO”) was 71 days as compared with 70 days as of June 30, 2009. For reference purposes based on 2010 sales, an improvement of one day could provide approximately $11 million in cash flow. Increases in inventory used $63.8 million of cash flow for the six months ended June 30, 2010 compared with $40.0 million for the same period in 2009. Inventory turns were 3.1 times as of June 30, 2010 and 3.2 times as of June 30, 2009. Our calculation of inventory turns does not reflect the impact of advanced cash received from our customers. For reference purposes based on 2010 data, an improvement of one turn could yield approximately $195 million in cash flow.
     Cash flows used by investing activities during the six months ended June 30, 2010 were $17.3 million, as compared with $92.6 million for the same period in 2009, which included $28.4 million for the acquisition of Calder AG. Capital expenditures during the six months ended June 30, 2010 were $25.2 million, a decrease of $39.0 million as compared with the same period in 2009, reflecting, in part, payments made during the first quarter of 2009 on strategic projects committed to during 2008 and were partially offset by affiliate investing activity, net of $5.1 million. In 2010, our cash flows for investing activities are focused on strategic initiatives to pursue new markets, geographic expansion, enterprise resource planning application upgrades, information technology infrastructure and cost reduction opportunities and are expected to be between $100 million and $115 million for the full year, excluding acquisition activity. Investing cash flows in the third quarter of 2010 will include cash paid of approximately €156 million (approximately $200 million, at the then-current exchange rate) for the acquisition of Valbart Srl. See “Acquisitions and Dispositions” below.
     Cash flows used by financing activities during the six months ended June 30, 2010 were $39.2 million, as compared with $46.4 million for the same period in 2009. Cash outflows during the six months ended June 30, 2010 resulted primarily from the payment of $31.2 million in dividends and $23.1 million for the repurchase of common shares, partially offset by proceeds and excess tax benefits from stock option activity. Cash outflows for the same period in 2009 resulted primarily from the payment of $29.1 million in dividends and $16.2 million for the repurchase of common shares.

     Ongoing effects of financial markets and banking systems disruptions continue to limit the access of some companies to credit and capital markets and the costs of newly raised debt for most companies have generally increased. Continuing volatility in these markets could potentially impair our ability to access these markets and increase associated costs. Notwithstanding these uncertain market conditions, considering our current debt structure and cash needs, we currently believe cash flows from operating activities combined with availability under our existing revolving credit agreement and our existing cash balance will be sufficient to enable us to meet our cash flow needs for the next 12 months. Cash flows from operations could be adversely affected by economic, political and other risks associated with sales of our products, operational factors, competition, fluctuations in foreign exchange rates and fluctuations in interest rates, among other factors. See “Liquidity Analysis” and “Cautionary Note Regarding Forward-Looking Statements” below.
     On February 26, 2008, our Board of Directors authorized a program to repurchase up to $300.0 million of our outstanding common stock over an unspecified time period. The program commenced in the second quarter of 2008. We repurchased 112,500 shares for $11.1 million and 131,500 shares for $9.1 million during the three months ended June 30, 2010 and 2009, respectively. We repurchased 225,000 shares for $23.1 million and 281,500 shares for $16.2 million during the six months ended June 30, 2010 and 2009, respectively. To date, we have repurchased a total of 2,510,600 shares for $229.0 million under this program. See “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” below.
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
Acquisitions and Dispositions
     We regularly evaluate acquisition opportunities of various sizes. The cost and terms of the financing method to be used in conjunction with any acquisition, including our ability to economically raise capital, is a critical consideration in any such evaluation.
     As discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, effective July 16, 2010, FCD acquired Valbart Srl, a privately-owned Italian valve manufacturer, for approximately €156 million (approximately $200 million, at the then-current exchange rate), which included approximately €25 million (approximately $32 million) of existing Valbart Srl net debt that was repaid at closing, subject to final working capital adjustments. Valbart Srl manufactures trunnion-mounted ball valves used primarily in upstream and midstream oil and gas applications and its acquisition is intended to improve our ability to provide a more complete valve portfolio to oil and gas projects. Valbart Srl generated approximately €81 million in sales (approximately $104 million) (unaudited) during its fiscal year ended May 31, 2010.
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
Financing
Credit Facilities
     Our credit facilities, as amended, are comprised of a $600.0 million term loan expiring on August 10, 2012 and a $400.0 million revolving line of credit, which can be utilized to provide up to $300.0 million in letters of credit, expiring on August 10, 2012. We hereinafter refer to these credit facilities collectively as our “Credit Facilities.” At both June 30, 2010 and December 31, 2009, we had no amounts outstanding under the revolving line of credit. We had outstanding letters of credit of $112.2 million and $123.1 million at June 30, 2010 and December 31, 2009, respectively, which reduced borrowing capacity to $287.8 million and $276.9 million, respectively.
     Borrowings under our Credit Facilities bear interest at a rate equal to, at our option, either (1) the base rate (which is based on the greater of the prime rate most recently announced by the administrative agent under our Credit Facilities or the Federal Funds rate plus 0.50%) or (2) London Interbank Offered Rate (“LIBOR”) plus an applicable margin determined by reference to the ratio of our total debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), which as of June 30, 2010 was 0.875% and 1.50% for borrowings under our revolving line of credit and term loan, respectively.
     We may prepay loans under our Credit Facilities in whole or in part, without premium or penalty. During the three and six months ended June 30, 2010, we made scheduled repayments under our Credit Facilities of $1.4 million and $2.8 million, respectively. We have scheduled repayments of $1.4 million due in the each of the next four quarters.
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
European Letter of Credit Facilities
     Our ability to issue additional letters of credit under our previous European Letter of Credit Facility (“Old European LOC Facility”), which had a commitment of €110.0 million, expired November 9, 2009. We paid annual and fronting fees of 0.875% and 0.10%, respectively, for letters of credit written against the Old European LOC Facility. We had outstanding letters of credit written against the Old European LOC Facility of €49.5 million ($60.5 million) and €77.9 million ($111.5 million) as of June 30, 2010 and December 31, 2009, respectively.
     On October 30, 2009, we entered into a new 364-day unsecured European Letter of Credit Facility (“New European LOC Facility”) with an initial commitment of €125.0 million. The New European LOC Facility is renewable annually and, consistent with the Old European LOC Facility, is used for contingent obligations in respect of surety and performance bonds, bank guarantees and similar obligations with maturities up to five years. We pay fees of 1.35% and 0.40% for utilized and unutilized capacity, respectively, under our New European LOC Facility. We had outstanding letters of credit drawn on the New European LOC Facility of €37.9 million ($46.3 million) and €2.8 million ($4.0 million) as of June 30, 2010 and December 31, 2009, respectively.
     Certain banks are parties to both facilities and are managing their exposures on an aggregated basis. As such, the commitment under the New European LOC Facility is reduced by the face amount of existing letters of credit written against the Old European LOC Facility prior to its expiration. These existing letters of credit will remain outstanding, and accordingly offset the €125.0 million capacity of the New European LOC Facility until their maturity, which, as of June 30, 2010, was approximately one year for the majority of the outstanding existing letters of credit. After consideration of outstanding letters of credit under both facilities, the available capacity under the New European LOC Facility was €91.3 million as of June 30, 2010.
     See Note 12 to our consolidated financial statements included in our 2009 Annual Report for a discussion of covenants related to our Credit Facilities and our New European LOC Facility. We complied with all covenants through June 30, 2010.
Liquidity Analysis
     Our cash balance decreased by $150.8 million to $503.5 million as of June 30, 2010 as compared with December 31, 2009. The cash draw was anticipated based on planned significant cash uses in 2010, including broad-based annual employee incentive compensation program payments related to prior period performance, reductions in advanced cash received from customers, $25.2 million in capital expenditures, $31.2 million in dividend payments, $23.1 million of share repurchases and the funding of increased working capital requirements. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions.
     Approximately 1% of our term loan is due to mature in 2010 and 25% in 2011. As noted above, our term loan and our revolving line of credit both mature in August 2012. After the effects of $380.0 million of notional interest rate swaps, approximately 70% of our term debt was at fixed rates at June 30, 2010. As of June 30, 2010, we had a borrowing capacity of $287.8 million on our $400.0 million revolving line of credit, and we had outstanding letters of credit drawn on our European LOC Facilities of €87.4 million as of June 30, 2010. Our revolving line of credit and our European LOC Facilities are committed and are held by diversified groups of financial institutions.

     During the six months ended June 30, 2010, we contributed $10.0 million to our U.S. pension plan. We experienced significant declines in the values of our U.S. pension plan assets in 2008 resulting primarily from declines in global equity markets. The decline is being recognized into earnings over the remaining service period. In 2009, we experienced increases in the values of our U.S. pension plan assets. After consideration of the impact of our contributions in 2009, the partial recovery in 2009 of asset value declines in 2008 and our intent to remain fully-funded, we currently anticipate that our total contribution to our U.S. pension plan in 2010 will be between $25 million and $35 million, which includes $10.0 million contributed in April 2010, excluding direct benefits paid. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our more critical accounting policies used in the preparation of our consolidated financial statements were discussed in our 2009 Annual Report. These critical policies, for which no significant changes have occurred in the six months ended June 30, 2010, include:
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

•	our exposure to fluctuations in foreign currency exchange rates, particularly in hyperinflationary countries such as Venezuela;

•	our furnishing of products and services to nuclear power plant facilities;

•	potential adverse consequences resulting from litigation to which we are a party, such as litigation involving asbestos-containing material claims;

•	a foreign government investigation regarding our participation in the United Nations Oil-for-Food Program;

•	expectations regarding acquisitions and the integration of acquired businesses;

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
Interest Rate Risk
     Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our Credit Facilities, which bear interest based on floating rates. At June 30, 2010, after the effect of interest rate swaps, we had $161.2 million of variable rate debt obligations outstanding under our Credit Facilities with a weighted average interest rate of 2.06%. A hypothetical change of 100 basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by $0.8 million for the six months ended June 30, 2010. At June 30, 2010 and December 31, 2009, we had $380.0 million and $385.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties with varying maturities through December 2011.
Foreign Currency Exchange Rate Risk
     A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than a non-U.S. subsidiary’s functional currency. Generally, we view our investments in foreign subsidiaries from a long-term perspective and, therefore, do not hedge these investments. We use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. We realized net (losses) gains associated with foreign currency translation of $(60.8) million and $75.0 million for the three months ended June 30, 2010 and 2009, respectively, and $(98.4) million and $34.7 million for the six months ended June 30, 2010 and 2009, respectively, which are included in other comprehensive (expense) income.
     We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. The use of forward exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the forward exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Our policy allows foreign currency coverage only for identifiable foreign currency exposures. As of June 30, 2010, we had a U.S. dollar equivalent of $392.0 million in aggregate notional amount outstanding in forward exchange contracts with third parties, compared with $309.6 million at December 31, 2009. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of certain forward exchange contracts are included in our consolidated results of operations. We recognized foreign currency net (losses) gains of $(14.4) million and $0.2 million for the three months ended June 30, 2010 and 2009, respectively, and $(36.1) million and $(9.7) million for the six months ended June 30, 2010 and 2009, respectively, which are included in other expense, net in the accompanying condensed consolidated statements of income. The net (losses) gains discussed above, include the impact of a one-time $12.4 million loss recognized during the first quarter of 2010 as a result of Venezuela’s currency devaluation, partially offset by realized foreign currency exchange gains of $0.4 million and $3.8 million for the three and six months ended June 30, 2010, respectively, related to the settlement of U.S. dollar denominated liabilities at the more favorable essential items exchange rate of 2.60 Bolivars to the U.S. dollar. See Note 1 to our condensed consolidated financial statements included in this Quarterly Report for additional information.
     Based on a sensitivity analysis at June 30, 2010, a 10% change in the foreign currency exchange rates for the six months ended June 30, 2010 would have impacted the translation of our net earnings into U.S. dollars by approximately $12 million, due primarily to the Euro. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency forward exchange contracts discussed above.

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
     In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2010.
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
     We are party to the legal proceedings that are described in Note 12 to our consolidated financial statements included in “Item 1. Financial Statements” of this Quarterly Report, and such disclosure is incorporated by reference into this “Item 1. Legal Proceedings.” In addition to the foregoing, we and our subsidiaries are named defendants in certain other ordinary routine lawsuits incidental to our business and are involved from time to time as parties to governmental proceedings, all arising in the ordinary course of business. Although the outcome of lawsuits or other proceedings involving us and our subsidiaries cannot be predicted with certainty, and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not currently expect these matters, either individually or in the aggregate, to have a material effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On February 27, 2008, our Board of Directors announced the approval of a program to repurchase up to $300.0 million of our outstanding common stock, which commenced in the second quarter of 2008. The share repurchase program does not have an expiration date, and we reserve the right to limit or terminate the repurchase program at any time without notice. During the quarter ended June 30, 2010, we repurchased a total of 112,500 shares of our common stock under the program for approximately $11.1 million (representing an average cost of $98.77 per share). Since the adoption of this program, we have repurchased a total of 2.5 million shares of our common stock under the program for $229.0 million (representing an average cost of $91.21 per share). We may repurchase up to an additional $71 million of our common stock under the share repurchase program. The following table sets forth the repurchase data for each of the three months during the quarter ended June 30, 2010:

					Maximum Number of
					Shares (or Approximate
				Total Number of	Dollar Value) That May
				Shares Purchased as	Yet Be Purchased Under
	Total Number of		Average Price	Part of Publicly	the
Period	Shares Purchased		Paid per Share	Announced Plan	Plan (in millions)
April 1 - 31	253	(1)	$115.12	-	$82.1
May 1 -31	114,543	(2)	98.90	112,500	71.0
June 1 -30	343	(3)	92.32	-	71.0

Total	115,139		$98.92	112,500

(1)	Represents shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards at an average price per share of $115.12.

(2)
Includes 1,022 shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards at an average price per share of $104.90, and includes 1,021 shares purchased at a price of $106.98 per share by a rabbi trust that we established in connection with our director compensation deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

(3)	Represents shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards at an average price per share of $92.32.

Item 3. Defaults Upon Senior Securities.
     None.
Item 4. (Removed and Reserved.)
Item 5. Other Information.
     None.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Flowserve Corporation (incorporated by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K/A dated August 16, 2006).

3.2	Flowserve Corporation By-Laws, as amended and restated on May 17, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 18, 2010).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWSERVE CORPORATION

Date: July 28, 2010	/s/ Mark A. Blinn

Mark A. Blinn
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 28, 2010	/s/ Richard J. Guiltinan, Jr.

Richard J. Guiltinan, Jr.
Senior Vice President, Finance and Chief Accounting Officer
(Principal Financial Officer)

Exhibits Index

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Flowserve Corporation (incorporated by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K/A dated August 16, 2006).

3.2	Flowserve Corporation By-Laws, as amended and restated on May 17, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 18, 2010).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document