Form 10-Q
period 2010-09-30
FLOWSERVE CORP
filed 2010-10-27
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to .

Commission File No. 1-13179
FLOWSERVE CORPORATION
(Exact name of registrant as specified in its charter)

New York	31-0267900

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5215 N. O’Connor Blvd., Suite 2300, Irving, Texas	75039

(Address of principal executive offices)	(Zip Code)
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
Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of October 21, 2010, there were 55,831,257 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q

i

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)	Three Months Ended September 30,
	2010	2009

Sales	$971,681	$1,051,064
Cost of sales	(638,183)	(665,859)

Gross profit	333,498	385,205
Selling, general and administrative expense	(207,741)	(227,265)
Net earnings from affiliates	3,439	3,265

Operating income	129,196	161,205
Interest expense	(8,266)	(10,119)
Interest income	430	562
Other income, net	18,578	6,997

Earnings before income taxes	139,938	158,645
Provision for income taxes	(35,713)	(42,006)

Net earnings, including noncontrolling interests	104,225	116,639
Less: Net (earnings) loss attributable to noncontrolling interests	(306)	305

Net earnings of Flowserve Corporation	$103,919	$116,944

Net earnings per share of Flowserve Corporation common shareholders:
Basic	$1.86	$2.10
Diluted	1.84	2.07

Cash dividends declared per share	$0.29	$0.27
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)	Three Months Ended September 30,
	2010	2009
Net earnings, including noncontrolling interests	$104,225	$116,639

Other comprehensive income (expense):
Foreign currency translation adjustments, net of tax	96,435	34,733
Pension and other postretirement effects, net of tax	(906)	836
Cash flow hedging activity, net of tax	342	731

Other comprehensive income	95,871	36,300

Comprehensive income, including noncontrolling interests	200,096	152,939
Comprehensive (income) loss attributable to noncontrolling interests	(495)	111

Comprehensive income of Flowserve Corporation	$199,601	$153,050

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)	Nine Months Ended September 30,
	2010	2009

Sales	$2,891,683	$3,166,189
Cost of sales	(1,866,510)	(2,026,890)

Gross profit	1,025,173	1,139,299
Selling, general and administrative expense	(620,311)	(683,920)
Net earnings from affiliates	12,537	11,718

Operating income	417,399	467,097
Interest expense	(25,942)	(30,159)
Interest income	1,170	2,094
Other expense, net	(15,259)	(2,369)

Earnings before income taxes	377,368	436,663
Provision for income taxes	(101,133)	(118,593)

Net earnings, including noncontrolling interests	276,235	318,070
Less: Net earnings attributable to noncontrolling interests	(448)	(601)

Net earnings of Flowserve Corporation	$275,787	$317,469

Net earnings per share of Flowserve Corporation common shareholders:
Basic	$4.94	$5.68
Diluted	4.89	5.63

Cash dividends declared per share	$0.87	$0.81
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)	Nine Months Ended September 30,
	2010	2009
Net earnings, including noncontrolling interests	$276,235	$318,070

Other comprehensive income (expense):
Foreign currency translation adjustments, net of tax	(1,922)	69,472
Pension and other postretirement effects, net of tax	3,255	(2,763)
Cash flow hedging activity, net of tax	2,126	2,567

Other comprehensive income	3,459	69,276

Comprehensive income, including noncontrolling interests	279,694	387,346
Comprehensive (income) loss attributable to noncontrolling interests	(600)	1,253

Comprehensive income of Flowserve Corporation	$279,094	$388,599

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Amounts in thousands, except per share data)	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$310,613	$654,320
Accounts receivable, net of allowance for doubtful accounts of $19,341 and $18,769, respectively	839,710	791,722
Inventories, net	947,818	795,233
Deferred taxes	120,143	145,864
Prepaid expenses and other	115,941	112,183

Total current assets	2,334,225	2,499,322
Property, plant and equipment, net of accumulated depreciation of $670,742 and $635,527, respectively	544,449	560,472
Goodwill	1,007,799	864,927
Deferred taxes	29,376	31,324
Other intangible assets, net	148,644	124,678
Other assets, net	165,331	168,171

Total assets	$4,229,824	$4,248,894

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$437,139	$493,306
Accrued liabilities	780,747	916,945
Debt due within one year	28,536	27,355
Deferred taxes	21,827	20,477

Total current liabilities	1,268,249	1,458,083
Long-term debt due after one year	535,825	539,373
Retirement obligations and other liabilities	402,662	449,691
Shareholders’ equity:
Common shares, $1.25 par value	73,664	73,594
Shares authorized – 120,000
Shares issued – 58,931 and 58,875, respectively
Capital in excess of par value	606,162	611,745
Retained earnings	1,752,543	1,526,774

	2,432,369	2,212,113
Treasury shares, at cost – 3,768 and 3,919 shares, respectively	(280,765)	(275,656)
Deferred compensation obligation	9,424	8,684
Accumulated other comprehensive loss	(145,569)	(149,028)
Noncontrolling interest	7,629	5,634

Total equity	2,023,088	1,801,747

Total liabilities and equity	$4,229,824	$4,248,894

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)	Nine Months Ended September 30,
	2010	2009
Cash flows – Operating activities:
Net earnings, including noncontrolling interests	$276,235	$318,070
Adjustments to reconcile net earnings to net cash used by operating activities:
Depreciation	64,727	63,527
Amortization of intangible and other assets	7,192	7,288
Amortization of deferred loan costs	2,699	1,312
Net (gain) loss on disposition of assets	(97)	666
Gain on sale of investment	(2,618)	-
Excess tax benefits from stock-based compensation arrangements	(9,971)	(1,040)
Stock-based compensation	24,295	31,393
Net earnings from affiliates, net of dividends received	(5,869)	(3,805)
Change in assets and liabilities:
Accounts receivable, net	(47,883)	8,141
Inventories, net	(112,528)	(8,084)
Prepaid expenses and other	(17,034)	(20,881)
Other assets, net	5,812	4,130
Accounts payable	(61,960)	(209,247)
Accrued liabilities and income taxes payable	(138,420)	(116,886)
Retirement obligations and other liabilities	(31,632)	(75,712)
Net deferred taxes	30,433	5,934

Net cash flows (used) provided by operating activities	(16,619)	4,806

Cash flows – Investing activities:
Capital expenditures	(46,429)	(87,067)
Proceeds from disposal of assets	6,748	-
Payments for acquisitions, net of cash acquired	(199,396)	(30,750)
Affiliate investing activity, net	4,326	-

Net cash flows used by investing activities	(234,751)	(117,817)

Cash flows – Financing activities:
Excess tax benefits from stock-based compensation arrangements	9,971	1,040
Payments on long-term debt	(4,261)	(4,261)
Borrowings under other financing arrangements	438	88
Repurchase of common shares	(34,074)	(27,527)
Payments of dividends	(47,419)	(44,151)
Proceeds from stock option activity	5,576	2,496
Dividends paid to noncontrolling interests	(259)	(265)
Purchase of shares from noncontrolling interests, net	1,654	-

Net cash flows used by financing activities	(68,374)	(72,580)
Effect of exchange rate changes on cash	(23,963)	4,760

Net change in cash and cash equivalents	(343,707)	(180,831)
Cash and cash equivalents at beginning of year	654,320	472,056

Cash and cash equivalents at end of period	$310,613	$291,225

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Accounting Policies
Basis of Presentation
       The accompanying condensed consolidated balance sheet as of September 30, 2010, the related condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009, of Flowserve Corporation, are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements have been made.
       The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 (“Quarterly Report”) are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Annual Report”).
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
       Venezuela – As previously disclosed in our 2009 Annual Report, effective January 11, 2010, the Venezuelan government devalued its currency (Bolivar) and moved to a two-tier exchange structure. The official exchange rate moved from 2.15 to 4.30 Bolivars to the U.S. dollar for non-essential items and to 2.60 Bolivars to the U.S. dollar for essential items. Additionally, effective January 1, 2010, Venezuela was designated as hyperinflationary, and as a result, we began to use the U.S. dollar as our functional currency in Venezuela. In accordance with hyperinflationary accounting, all subsequent currency fluctuations between the Bolivar and the U.S. dollar are recorded in our statements of income. Our operations in Venezuela generally consist of a service center that both imports equipment and parts from certain of our other locations for resale to third parties within Venezuela and performs service and repair activities. Our Venezuelan subsidiary’s sales for the nine months ended September 30, 2010 and total assets at September 30, 2010 represented approximately 1% or less of our consolidated sales and total assets for the same period.
       Although approvals by Venezuela’s Commission for the Administration of Foreign Exchange have become uncertain, we have historically been able to remit dividends and other payments at the official rate, and we currently anticipate doing so in the future. Accordingly, we used the official rate of 4.30 Bolivars to the U.S. dollar for re-measurement of our Venezuelan financial statements into U.S. dollars. As a result of the currency devaluation, we recognized a one-time loss of $12.4 million during the first quarter of 2010. The loss was reported in other expense, net in our condensed consolidated statement of income and resulted in no tax benefit. In addition, as a result of settling certain U.S. dollar denominated liabilities relating to essential import items at the 2.60 Bolivars to the U.S. dollar exchange rate, we realized $0.2 million and $4.0 million of foreign currency exchange gains in other expense, net for the three and nine months ended September 30, 2010, respectively, in our condensed consolidated statement of income that resulted in no tax expense.
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
Accounting Policies
       Significant accounting policies, for which no significant changes have occurred in the nine months ended September 30, 2010, are detailed in Note 1 of our 2009 Annual Report.

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
2. Acquisitions
Valbart Srl
       Effective July 16, 2010, FCD acquired 100% of Valbart Srl (“Valbart”), a privately-owned Italian valve manufacturer, in a share purchase for cash of $199.4 million, which included $33.8 million of existing Valbart net debt (defined as Valbart’s third party debt less cash on hand) that was repaid at closing. Valbart manufactures trunnion-mounted ball valves used primarily in upstream and midstream oil and gas applications, which enables us to offer a more complete valve product portfolio to our oil and gas project customers. The acquisition included Valbart’s portion of the joint venture with us that we entered into in December 2009. Under the terms of the purchase agreement, we deposited $5.8 million into escrow to be held and applied against any breach of representations, warranties or indemnities for 30 months. At the expiration of the escrow, any residual amounts shall be released to the sellers in satisfaction of the purchase price.

       The purchase price has been allocated on a preliminary basis to the assets acquired and liabilities assumed based on initial estimates of fair values at the date of the acquisition. We will continue to evaluate the initial purchase price allocation, which will be adjusted as additional information relative to the fair values of the assets and liabilities becomes available. We currently do not anticipate material adjustments in future periods. The preliminary allocation of the purchase price is summarized below:

(Amounts in millions)
Accounts receivable	$12.2
Inventories	50.5
Deferred taxes	8.7
Prepaid expenses and other	1.0
Intangible assets
Existing customer relationships	15.9
Trademarks	9.6
Non-compete agreements	3.2
Engineering drawings	2.3
Backlog	2.7
Property, plant and equipment	10.1
Current liabilities	(41.3)
Noncurrent liabilities	(13.6)

Net tangible and intangible assets	61.3
Goodwill	138.1

Purchase price	$199.4

       The excess of the acquisition date fair value of the total purchase price over the estimated fair value of the net tangible and intangible assets was recorded as goodwill. Goodwill of $138.1 million represents the value expected to be obtained from the ability to be more competitive through the offering of a more complete valve product portfolio and from leveraging our current sales, distribution and service network. The goodwill related to this acquisition is recorded in the FCD segment and is not expected to be deductible for tax purposes. Trademarks are indefinite-lived intangible assets. Existing customer relationships, non-compete agreements and engineering drawings have expected weighted average useful lives of five years, four years and 10 years, respectively. Backlog will be amortized as related sales are recognized, which is expected to be within twelve months of the date of acquisition. In total, amortizable intangible assets have a weighted average useful life of five years.
       Subsequent to July 16, 2010, the revenues and expenses of Valbart have been included in our condensed consolidated statement of income. The Valbart acquisition decreased operating income for the three and nine months ended September 30, 2010 by approximately $4.3 million and $5.1 million, respectively, including $1.4 million and $2.2 million in acquisition-related costs for the three and nine months ended September 30, 2010, respectively. These acquisition-related costs are included in the condensed consolidated statement of income in selling, general and administrative expense (“SG&A”). Valbart generated approximately €81 million ($104 million, at then-current exchange rates) in sales (unaudited) during its fiscal year ended May 31, 2010. No pro forma information has been provided due to immateriality.
Calder AG
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

       The purchase price was allocated to the assets acquired and liabilities assumed based on estimates of fair values at the date of acquisition. The allocation of the purchase price is summarized below:

(Amounts in millions)
Purchase price, net of cash acquired	$30.8
Fair value of contingent consideration (recorded as a liability)	4.4

Total expected purchase price at date of acquisition	$35.2

Current assets	$4.7
Intangible assets (expected useful life of approximately 10 years)	10.5
Property, plant and equipment	0.1
Current liabilities	(4.2)
Noncurrent liabilities	(1.1)

Net tangible and intangible assets	10.0
Goodwill	25.2

Total expected purchase price at date of acquisition	$35.2

       The excess of the acquisition date fair value of the total purchase price over the estimated fair value of the net tangible and intangible assets was recorded as goodwill. No pro forma information has been provided due to immateriality.
       During the third quarter of 2009, the estimated fair value of the contingent consideration was reduced to $2.2 million based on third quarter 2009 results and an updated weighted probability of achievement of the performance metrics within the specified time frame. During the fourth quarter of 2009, the estimated fair value of the contingent consideration was reduced to $0 based on 2009 results and an updated weighted probability of achievement of the performance metrics during the twelve months following the acquisition. The resulting gains were included in SG&A in our condensed consolidated statements of income. The final measurement date of the performance metrics was March 31, 2010. The performance metrics were not met, resulting in no payment of contingent consideration.
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
       Goodwill associated with our redefined reportable segments and changes in the carrying amount of goodwill for the nine months ended September 30, 2010 are as follows:

	Flow Solutions Group
(Amounts in thousands)	EPD	IPD	FCD	Total
Balance as of January 1, 2010	$405,441	$122,501	$336,985	$864,927
Acquisitions (1)	-	-	138,077	138,077
Currency translation	310	(917)	5,402	4,795

Balance as of September 30, 2010	$405,751	$121,584	$480,464	$1,007,799

       (1)  Goodwill related to the acquisition of Valbart. See Note 2 for additional information.
4. Stock-Based Compensation Plans
       We established the Flowserve Corporation Equity and Incentive Compensation Plan (the “2010 Plan”), effective January 1, 2010. This shareholder-approved plan authorizes the issuance of up to 2,900,000 shares of our common stock in the form of restricted shares, restricted share units and performance-based units (collectively referred to as “Restricted Shares”), incentive stock options, non-statutory stock options, stock appreciation rights and bonus stock. Of the 2,900,000 shares of common stock authorized under the 2010 Plan, 2,628,010 remain available for issuance as of September 30, 2010. In addition to the 2010 Plan, we also maintain the Flowserve Corporation 2004 Stock Compensation Plan (the “2004 Plan”), which was established on April 21, 2004. The 2004 Plan authorizes the issuance of up to 3,500,000 shares of common stock through grants of Restricted Shares, stock options and other equity-based awards. Of the 3,500,000 shares of common stock authorized under the 2004 Plan, 586,789 remain available for issuance as of September 30, 2010. We recorded stock-based compensation as follows:

	Three Months Ended September 30,
	2010			2009
	Stock	Restricted		Stock	Restricted
(Amounts in millions)	Options	Shares	Total	Options	Shares	Total
Stock-based compensation expense	$-	$9.2	$9.2	$0.1	$9.8	$9.9
Related income tax benefit	-	(3.0)	(3.0)	-	(3.8)	(3.8)

Net stock-based compensation expense	$-	$6.2	$6.2	$0.1	$6.0	$6.1

	Nine Months Ended September 30,
	2010			2009
	Stock	Restricted		Stock	Restricted
(Amounts in millions)	Options	Shares	Total	Options	Shares	Total
Stock-based compensation expense	$-	$24.3	$24.3	$0.3	$31.1	$31.4
Related income tax benefit	-	(7.9)	(7.9)	(0.1)	(10.3)	(10.4)

Net stock-based compensation expense	$-	$16.4	$16.4	$0.2	$20.8	$21.0

       Stock Options – Information related to stock options issued to officers, other employees and directors under all plans described in Note 6 to our consolidated financial statements included in our 2009 Annual Report is presented in the following table:

	Nine Months Ended September 30, 2010
		Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Life (in years)	Value (in millions)
Number of shares under option:
Outstanding - January 1, 2010	206,815	$42.58
Exercised	(128,609)	43.35
Expired	(1,500)	17.81

Outstanding - September 30, 2010	76,706	$41.77	4.6	$5.2

Exercisable - September 30, 2010	76,706	$41.77	4.6	$5.2

       No options were granted during the nine months ended September 30, 2010 or 2009. No stock options vested during the three or nine months ended September 30, 2010, compared with a total fair value of stock options of $0.1 million and $2.0 million vested during the three and nine months ended September 30, 2009, respectively. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model.
       As of September 30, 2010, we had no unrecognized compensation cost related to outstanding unvested stock option awards. The total intrinsic value of stock options exercised during the three months ended September 30, 2010 and 2009 was $0.2 million and $2.8 million, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2010 and 2009 was $8.1 million and $4.0 million, respectively.
       Restricted Shares – Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted shares. We had unearned compensation of $40.2 million and $31.5 million at September 30, 2010 and December 31, 2009, respectively, which is expected to be recognized over a weighted-average period of approximately 1 year. These amounts will be recognized into net earnings prospectively over the service period. The total fair value of Restricted Shares vested during the three months ended September 30, 2010 and 2009 was $0.2 million and $0.1 million, respectively. The total fair value of Restricted Shares vested during the nine months ended September 30, 2010 and 2009 was $31.8 million and $14.9 million, respectively.

       The following table summarizes information regarding Restricted Shares:

	Nine Months Ended September 30, 2010
		Weighted Average
		Grant-Date Fair
	Shares	Value
Number of unvested shares:
Outstanding - January 1, 2010	1,545,244	$64.08
Granted	399,441	98.59
Vested	(547,366)	58.13
Cancelled	(128,203)	68.86

Outstanding - September 30, 2010	1,269,116	$77.03

       Unvested Restricted Shares outstanding as of September 30, 2010, includes approximately 460,000 units with performance-based vesting provisions. Performance-based units are issuable in common stock and vest upon the achievement of pre-defined performance targets, primarily based on our average annual return on net assets over a three-year period as compared with the same measure for a defined peer group for the same period. Most units were granted in three annual grants since January 1, 2008 and have a vesting percentage between 0% and 200% depending on the achievement of the specific performance targets. Compensation expense is recognized ratably over a cliff vesting period, primarily 36 months, based on the fair market value of our common stock on the date of grant, as adjusted for anticipated forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets. Vesting provisions range from 0 to 880,000 shares based on performance targets. As of September 30, 2010, we estimate vesting of approximately 880,000 shares based on expected achievement of performance targets.
5. Derivative Instruments and Hedges
       Our risk management and derivatives policy specifies the conditions under which we may enter into derivative contracts. See Notes 1 and 7 to our consolidated financial statements included in our 2009 Annual Report and Note 8 of this Quarterly Report for additional information on our purpose for entering into derivatives not designated as hedging instruments and our overall risk management strategies. We enter into forward exchange contracts to hedge our cash flow risks associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction. At September 30, 2010 and December 31, 2009, we had $456.3 million and $309.6 million, respectively, of notional amount in outstanding forward exchange contracts with third parties. At September 30, 2010, the length of forward exchange contracts currently in place ranged from 4 days to 34 months. Also as part of our risk management program, we enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. At September 30, 2010 and December 31, 2009, we had $380.0 million and $385.0 million of notional amount in outstanding interest rate swaps with third parties. All interest rate swaps are highly effective. At September 30, 2010, the maximum remaining length of any interest rate swap contract in place was approximately 36 months.
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
       The fair value of forward exchange contracts not designated as hedging instruments are summarized below:

	September 30,	December 31,
(Amounts in thousands)	2010	2009
Current derivative assets	$8,412	$3,753
Noncurrent derivative assets	848	-
Current derivative liabilities	6,043	4,339
Noncurrent derivative liabilities	244	145

       The fair value of interest rate swaps in cash flow hedging relationships are summarized below:

	September 30,	December 31,
(Amounts in thousands)	2010	2009
Current derivative assets	$-	$53
Noncurrent derivative assets	257	361
Current derivative liabilities	1,924	5,490
Noncurrent derivative liabilities	92	7
       Current and noncurrent derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our condensed consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
       The impact of net changes in the fair values of forward exchange contracts not designated as hedging instruments are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2010	2009	2010	2009
Gain (loss) recognized in income	$18,467	$7,824	$(7,787)	$10,030
       The impact of net changes in the fair values of interest rate swaps in cash flow hedging relationships are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2010	2009	2010	2009
Loss reclassified from accumulated other comprehensive income into income for settlements, net of tax	$(930)	$(1,799)	$(3,603)	$(4,466)
Loss recognized in other comprehensive income, net of tax	(588)	(1,068)	(1,476)	(1,898)
       Gains and losses recognized in our condensed consolidated statements of income for forward exchange contracts and interest rate swaps are classified as other expense, net, and interest expense, respectively.
6. Debt
       Debt, including capital lease obligations, consisted of:

	September 30,	December 31,
(Amounts in thousands)	2010	2009
Term Loan, interest rate of 1.81% in 2010 and 1.81% in 2009	$539,755	$544,016
Capital lease obligations and other	24,606	22,712

Debt and capital lease obligations	564,361	566,728
Less amounts due within one year	28,536	27,355

Total debt due after one year	$535,825	$539,373

Credit Facilities
       Our credit facilities, as amended, consist of a $600.0 million term loan expiring on August 10, 2012 and a $400.0 million revolving line of credit, which can be utilized to provide up to $300.0 million in letters of credit, also expiring on August 10, 2012. We hereinafter refer to these credit facilities collectively as our Credit Facilities. At both September 30, 2010 and December 31, 2009, we had no amounts outstanding under the revolving line of credit. We had outstanding letters of credit of $116.2 million and $123.1 million at September 30, 2010 and December 31, 2009, respectively, which reduced borrowing capacity to $283.8 million and $276.9 million, respectively. The carrying amount of our term loan approximated fair value at September 30, 2010 and December 31, 2009.
       Borrowings under our Credit Facilities bear interest at a rate equal to, at our option, either (1) the base rate (which is based on the greater of the prime rate most recently announced by the administrative agent under our Credit Facilities or the Federal Funds rate plus

0.50%) or (2) London Interbank Offered Rate (“LIBOR”) plus an applicable margin determined by reference to the ratio of our total debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), which as of September 30, 2010 was 0.875% and 1.50% for borrowings under our revolving line of credit and term loan, respectively. We have elected the latter option to determine the respective interest rates of the Credit Facilities.
       We may prepay loans under our Credit Facilities in whole or in part, without premium or penalty. During the three and nine months ended September 30, 2010, we made scheduled repayments under our Credit Facilities of $1.4 million and $4.3 million, respectively. We have scheduled repayments under our Credit Facilities of $1.4 million due in each of the next four quarters.
European Letter of Credit Facilities
       Our ability to issue additional letters of credit under our previous European Letter of Credit Facility (“Old European LOC Facility”), which had a commitment of €110.0 million, expired November 9, 2009. We paid annual and fronting fees of 0.875% and 0.10%, respectively, for letters of credit written against the Old European LOC Facility. We had outstanding letters of credit written against the Old European LOC Facility of €42.4 million ($57.8 million) and €77.9 million ($111.5 million) as of September 30, 2010 and December 31, 2009, respectively.
       On October 30, 2009, we entered into a new 364-day unsecured European Letter of Credit Facility (“New European LOC Facility”) with an initial commitment of €125.0 million. The New European LOC Facility is renewable annually and, consistent with the Old European LOC Facility, is used for contingent obligations in respect of surety and performance bonds, bank guarantees and similar obligations with maturities up to five years. We renewed the New European LOC Facility in October 2010 consistent with its terms for an additional 364-day period. We pay fees of 1.35% and 0.40% for utilized and unutilized capacity, respectively, under our New European LOC Facility. We had outstanding letters of credit drawn on the New European LOC Facility of €46.8 million ($63.8 million) and €2.8 million ($4.0 million) as of September 30, 2010 and December 31, 2009, respectively.
       Certain banks are parties to both facilities and are managing their exposures on an aggregated basis. As such, the commitment under the New European LOC Facility is reduced by the face amount of existing letters of credit written against the Old European LOC Facility prior to its expiration. These existing letters of credit will remain outstanding, and accordingly partially offset the €125.0 million capacity of the New European LOC Facility until their maturity, which, as of September 30, 2010, was approximately one year for the majority of the outstanding existing letters of credit. After consideration of outstanding commitments under both facilities, the available capacity under the New European LOC Facility was €96.1 million as of September 30, 2010, of which €46.8 million has been drawn.
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
       In October 2009, we announced our plan to commence additional realignment initiatives (the “Subsequent Realignment Program”) and incur additional costs to expand our efforts to optimize assets, reduce our overall cost structure, respond to reduced orders and enhance our customer-facing organization. The Subsequent Realignment Program began in the fourth quarter of 2009 and will continue through 2010 and into 2011. The Initial Realignment Program and the Subsequent Realignment Program are collectively referred to as our “Realignment Programs.” We currently expect total Realignment Program charges will be approximately $88 million for approved plans, of which $78.3 million has been incurred through September 30, 2010.
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
Total Realignment Program Charges
       Charges are presented net of adjustments relating to changes in estimates of previously recorded amounts. Net adjustments recorded during the three and nine months ended September 30, 2010 were $1.0 million and $4.3 million, respectively.

Three Months Ended September 30, 2010

				Subtotal –	Eliminations
	Flow Solutions Group			Reportable	and All	Consolidated
(Amounts in millions)	EPD	IPD	FCD	Segments	Other	Total
Restructuring Charges
COS	$0.4	$0.9	$0.2	$1.5	$-	$1.5
SG&A	(0.3)	-	(0.2)	(0.5)	-	(0.5)

	$0.1	$0.9	$-	$1.0	$-	$1.0

Non-Restructuring Charges
COS	$-	$0.3	$0.8	$1.1	$-	$1.1
SG&A	-	(0.1)	-	(0.1)	0.1	-

	$-	$0.2	$0.8	$1.0	$0.1	$1.1

Total Realignment Program Charges
COS	$0.4	$1.2	$1.0	$2.6	$-	$2.6
SG&A	(0.3)	(0.1)	(0.2)	(0.6)	0.1	(0.5)

	$0.1	$1.1	$0.8	$2.0	$0.1	$2.1

Three Months Ended September 30, 2009

				Subtotal –	Eliminations
	Flow Solutions Group			Reportable	and All	Consolidated
(Amounts in millions)	EPD	IPD	FCD	Segments	Other	Total
Restructuring Charges
COS	$0.2	$0.7	$-	$0.9	$-	$0.9
SG&A	-	-	-	-	-	-

	$0.2	$0.7	$-	$0.9	$-	$0.9

Non-Restructuring Charges
COS	$0.2	$0.4	$0.6	$1.2	$-	$1.2
SG&A	0.7	0.2	-	0.9	0.6	1.5

	$0.9	$0.6	$0.6	$2.1	$0.6	$2.7

Total Realignment Program Charges
COS	$0.4	$1.1	$0.6	$2.1	$-	$2.1
SG&A	0.7	0.2	-	0.9	0.6	1.5

	$1.1	$1.3	$0.6	$3.0	$0.6	$3.6

Nine Months Ended September 30, 2010

				Subtotal –	Eliminations
	Flow Solutions Group			Reportable	and All	Consolidated
(Amounts in millions)	EPD	IPD	FCD	Segments	Other	Total
Restructuring Charges
COS	$1.8	$2.7	$1.0	$5.5	$-	$5.5
SG&A	(1.3)	(0.1)	-	(1.4)	0.3	(1.1)

	$0.5	$2.6	$1.0	$4.1	$0.3	$4.4

Non-Restructuring Charges
COS	$-	$2.5	$2.1	$4.6	$-	$4.6
SG&A	-	0.3	0.8	1.1	0.1	1.2

	$-	$2.8	$2.9	$5.7	$0.1	$5.8

Total Realignment Program Charges
COS	$1.8	$5.2	$3.1	$10.1	$-	$10.1
SG&A	(1.3)	0.2	0.8	(0.3)	0.4	0.1

	$0.5	$5.4	$3.9	$9.8	$0.4	$10.2

Nine Months Ended September 30, 2009

				Subtotal –	Eliminations
	Flow Solutions Group			Reportable	and All	Consolidated
(Amounts in millions)	EPD	IPD	FCD	Segments	Other	Total
Restructuring Charges
COS	$6.1	$3.7	$0.5	$10.3	$-	$10.3
SG&A	0.1	0.2	0.2	0.5	-	0.5

	$6.2	$3.9	$0.7	$10.8	$-	$10.8

Non-Restructuring Charges
COS	$5.5	$0.8	$3.8	$10.1	$-	$10.1
SG&A	6.6	1.0	3.8	11.4	0.9	12.3

	$12.1	$1.8	$7.6	$21.5	$0.9	$22.4

Total Realignment Program Charges
COS	$11.6	$4.5	$4.3	$20.4	$-	$20.4
SG&A	6.7	1.2	4.0	11.9	0.9	12.8

	$18.3	$5.7	$8.3	$32.3	$0.9	$33.2

Inception to Date				Subtotal –	Eliminations
	Flow Solutions Group			Reportable	and All	Consolidated
(Amounts in millions)	EPD	IPD	FCD	Segments	Other	Total
Restructuring Charges
COS	$16.4	$7.4	$1.5	$25.3	$0.7	$26.0
SG&A	8.6	0.2	0.2	9.0	1.7	10.7

	$25.0	$7.6	$1.7	$34.3	$2.4	$36.7

Non-Restructuring Charges
COS	$9.7	$6.9	$9.1	$25.7	$-	$25.7
SG&A	8.1	2.4	4.5	15.0	0.9	15.9

	$17.8	$9.3	$13.6	$40.7	$0.9	$41.6

Total Realignment Program Charges
COS	$26.1	$14.3	$10.6	$51.0	$0.7	$51.7
SG&A	16.7	2.6	4.7	24.0	2.6	26.6

	$42.8	$16.9	$15.3	$75.0	$3.3	$78.3

Total Expected Realignment Program Charges (1)	$44.8	$20.5	$18.8	$84.1	$3.4	$87.5

(1)	Total expected realignment charges represent management’s best estimate to date for approved plans. As the execution of certain initiatives are still in process, the amount and nature of actual realignment charges incurred could vary from total expected charges.
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

       Restructuring charges, net of adjustments, for the Realignment Programs are as follows:

		Contract	Asset
(Amounts in thousands)	Severance	termination	write-downs	Other	Total
Three Months Ended September 30, 2010
COS	$(957)	$74	$2,014	$351	$1,482
SG&A	(673)	24	-	125	(524)

Total	$(1,630)	$98	$2,014	$476	$958

Three Months Ended September 30, 2009
COS	$25	$-	$206	$655	$886
SG&A	4	-	-	16	20

Total	$29	$-	$206	$671	$906

Nine Months Ended September 30, 2010
COS	$682	$511	$3,128	$1,179	$5,500
SG&A	(1,638)	227	-	254	(1,157)

Total	$(956)	$738	$3,128	$1,433	$4,343

Nine Months Ended September 30, 2009
COS	$4,212	$33	$4,966	$1,029	$10,240
SG&A	497	-	-	16	513

Total	$4,709	$33	$4,966	$1,045	$10,753

Total Restructuring Charges Inception to Date
COS	$12,335	$1,344	$9,180	$3,022	$25,881
SG&A	10,127	227	18	335	10,707

Total	$22,462	$1,571	$9,198	$3,357	$36,588

Total Expected Restructuring Charges (1)
COS	$13,409	$1,830	$10,240	$4,181	$29,660
SG&A	10,897	227	18	349	11,491

Total	$24,306	$2,057	$10,258	$4,530	$41,151

(1)	Total expected restructuring charges represent management’s best estimate to date for approved plans. As the execution of certain initiatives are still in process, the amount and nature of actual realignment charges incurred could vary from total expected charges.
       The following represents the activity related to the restructuring reserve:

		Contract
(Amounts in thousands)	Severance	Termination	Other	Total
Balance at December 31, 2009	$18,930	$-	$421	$19,351

Charges, net of adjustments	(553)	454	711	612
Cash expenditures	(2,874)	(400)	(657)	(3,931)
Other non-cash adjustments, including currency	265	-	238	503

Balance at March 31, 2010	15,768	54	713	16,535

Charges, net of adjustments	1,226	185	245	1,656
Cash expenditures	(4,017)	(205)	(430)	(4,652)
Other non-cash adjustments, including currency	(894)	(3)	(20)	(917)

Balance at June 30, 2010	12,083	31	508	12,622

Charges, net of adjustments	(1,630)	98	476	(1,056)
Cash expenditures	(2,672)	(97)	(597)	(3,366)
Other non-cash adjustments, including currency	546	1	23	570

Balance at September 30, 2010	$8,327	$33	$410	$8,770

8. Fair Value
       Our financial instruments are presented at fair value in our condensed consolidated balance sheets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models may be applied. Assets and liabilities recorded at fair value in our condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Hierarchical levels are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities. Recurring fair value measurements are limited to investments in derivative instruments and some equity securities. The fair value measurements of our derivative instruments are determined using models that maximize the use of the observable market inputs including interest rate curves and both forward and spot prices for currencies, and are classified as Level II under the fair value hierarchy. The fair values of our derivatives are included above in Note 5. The fair value measurements of our investments in equity securities are determined using quoted market prices. The fair values of our investments in equity securities, and changes thereto, are immaterial to our condensed consolidated balance sheets and statements of income.
       As discussed in Note 2 above, a liability of $4.4 million was initially recognized as an estimate of the acquisition date fair value of the contingent consideration related to the Calder AG acquisition. This liability was classified as Level III under the fair value hierarchy as it was based on the weighted probability as of the date of the acquisition of achievement of performance metrics, which was not observable in the market. As of December 31, 2009, this liability was reduced to $0 based on an updated weighted probability of achievement of performance metrics during the twelve months following the acquisition.
9. Inventories
       Inventories, net consisted of the following:

	September 30,	December 31,
(Amounts in thousands)	2010	2009
Raw materials	$265,275	$239,793
Work in process	778,901	649,128
Finished goods	314,000	245,725
Less: Progress billings	(343,461)	(275,364)
Less: Excess and obsolete reserve	(66,897)	(64,049)

Inventories, net	$947,818	$795,233

10. Equity Method Investments
       As of September 30, 2010, we had investments in seven joint ventures (one located in each of China, Japan, Saudi Arabia, South Korea and the United Arab Emirates and two located in India) that were accounted for using the equity method. Summarized below is combined income statement information, based on the most recent financial information (unaudited), for those investments:

	Three Months Ended September 30,
(Amounts in thousands)	2010	2009
Revenues	$60,597	$46,346
Gross profit	17,561	16,426
Income before provision for income taxes	12,494	11,578
Provision for income taxes	(3,570)	(3,428)

Net income	$8,924	$8,150

	Nine Months Ended September 30,
(Amounts in thousands)	2010	2009
Revenues	$174,517	$159,368
Gross profit	57,819	57,541
Income before provision for income taxes	42,237	40,733
Provision for income taxes	(11,524)	(12,605)

Net income	$30,713	$28,128

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
11. Earnings Per Share
       The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share. Earnings per weighted average common share outstanding was calculated as follows:

	Three Months Ended September 30,
(Amounts in thousands, except per share data)	2010	2009
Net earnings of Flowserve Corporation	$103,919	$116,944
Dividends on restricted shares not expected to vest	4	5

Earnings attributable to common and participating shareholders	$103,923	$116,949

Weighted average shares:
Common stock	55,499	55,351
Participating securities	311	441

Denominator for basic earnings per common share	55,810	55,792
Effect of potentially dilutive securities	576	586

Denominator for diluted earnings per common share	56,386	56,378

Earnings per common share:
Basic	$1.86	$2.10
Diluted	1.84	2.07

	Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2010	2009
Net earnings of Flowserve Corporation	$275,787	$317,469
Dividends on restricted shares not expected to vest	12	18

Earnings attributable to common and participating shareholders	$275,799	$317,487

Weighted average shares:
Common stock	55,448	55,443
Participating securities	338	443

Denominator for basic earnings per common share	55,786	55,886
Effect of potentially dilutive securities	667	481

Denominator for diluted earnings per common share	56,453	56,367

Earnings per common share:
Basic	$4.94	$5.68
Diluted	4.89	5.63
       Diluted earnings per share above is based upon the weighted average number of shares as determined for basic earnings per share plus shares potentially issuable in conjunction with stock options, restricted share units and performance share units.
       For the three and nine months ended both September 30, 2010 and 2009, we had no options to purchase common stock that were excluded from the computation of potentially dilutive securities.
12. Legal Matters and Contingencies
Asbestos-Related Claims
       We are a defendant in a number of pending lawsuits that seek to recover damages for personal injury allegedly caused by exposure to asbestos-containing products manufactured and/or distributed by our heritage companies in the past. While the overall number of asbestos-related claims has generally declined in recent years, there can be no assurance that this trend will continue, or that the average cost per claim will not further increase. Asbestos-containing materials incorporated into any such products were primarily encapsulated and used as components of process equipment, and we do not believe that any significant emission of asbestos fibers occurred during the use of this equipment. We believe that a high percentage of the claims are covered by applicable insurance or indemnities from other companies.
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
       Our self-reported violations of U.S. export control laws and regulations are expected to result in civil penalties, including fines and/or other penalties, and we are currently engaged in discussions with U.S. regulators about such penalties as part of our effort to resolve this matter. We currently do not believe any such penalties will have a material adverse impact on our company, and we believe appropriate reserves have been accrued to address this matter.
Other
       We are currently involved as a potentially responsible party at four former public waste disposal sites in various stages of evaluation or remediation. The projected cost of remediation at these sites, as well as our alleged “fair share” allocation, will remain uncertain until all studies have been completed and the parties have either negotiated an amicable resolution or the matter has been judicially resolved. At each site, there are many other parties who have similarly been identified. Many of the other parties identified are financially strong and solvent companies that appear able to pay their share of the remediation costs. Based on our information about the waste disposal practices at these sites and the environmental regulatory process in general, we believe that it is likely that ultimate remediation liability costs for each site will be apportioned among all liable parties, including site owners and waste transporters, according to the volumes and/or toxicity of the wastes shown to have been disposed of at the sites. We believe that our exposure for existing disposal sites will not be material.
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
13. Retirement and Postretirement Benefits
       Components of the net periodic cost for retirement and postretirement benefits for the three months ended September 30, 2010 and 2009 were as follows:

	U.S.		Non-U.S.		Postretirement
(Amounts in millions)	Defined Benefit Plans		Defined Benefit Plans		Medical Benefits
	2010	2009	2010	2009	2010	2009
Service cost	$5.1	$4.6	$1.3	$0.9	$-	$-
Interest cost	4.4	4.8	3.3	2.9	0.5	0.7
Expected return on plan assets	(5.9)	(5.5)	(1.9)	(1.0)	-	-
Amortization of unrecognized net loss (gain)	2.3	1.6	0.6	0.6	(0.7)	(0.7)
Amortization of prior service benefit	(0.3)	(0.3)	-	-	(0.5)	(0.5)
Settlements	0.4	-	-	-	-	-

Net periodic cost (benefit) recognized	$6.0	$5.2	$3.3	$3.4	$(0.7)	$(0.5)

       Components of the net periodic cost for retirement and postretirement benefits for the nine months ended September 30, 2010 and 2009 were as follows:

	U.S.		Non-U.S.		Postretirement
(Amounts in millions)	Defined Benefit Plans		Defined Benefit Plans		Medical Benefits
	2010	2009	2010	2009	2010	2009
Service cost	$15.3	$13.8	$3.7	$2.9	$-	$-
Interest cost	13.5	14.4	9.8	8.7	1.5	1.9
Expected return on plan assets	(18.0)	(16.6)	(5.6)	(3.1)	-	-
Amortization of unrecognized net loss (gain)	7.2	4.9	1.8	1.8	(1.8)	(2.2)
Amortization of prior service benefit	(0.9)	(0.9)	-	-	(1.5)	(1.5)
Settlements	0.4	-	-	-	-	-

Net periodic cost (benefit) recognized	$17.5	$15.6	$9.7	$10.3	$(1.8)	$(1.8)

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
       On February 26, 2008 our Board of Directors authorized a program to repurchase up to $300.0 million of our outstanding common stock over an unspecified time period. The program commenced in the second quarter of 2008. We repurchased 112,500 shares for $11.0 million and 131,500 shares for $11.3 million during the three months ended September 30, 2010 and 2009, respectively. We repurchased 337,500 shares for $34.1 million and 413,000 shares for $27.5 million during the nine months ended September 30, 2010 and 2009, respectively. To date, we have repurchased a total of 2.6 million shares for $240.0 million under this program.
15. Income Taxes
       For the three months ended September 30, 2010, we earned $139.9 million before taxes and provided for income taxes of $35.7 million, resulting in an effective tax rate of 25.5%. For the nine months ended September 30, 2010, we earned $377.4 million before taxes and provided for income taxes of $101.1 million, resulting in an effective tax rate of 26.8%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended September 30, 2010 primarily due to the net impact of foreign operations and resolution of tax audits and the lapse of the statute of limitations in certain jurisdictions. The effective tax rate varied from the U.S. federal statutory rate for the nine months ended September 30, 2010 primarily due to the net impact of foreign operations, including the adverse tax impact from the non-deductibility of the net losses resulting from Venezuela’s currency devaluation, and a net reduction of our reserve for uncertain tax positions due to the resolution of tax audits and the lapse of the statute of limitations in certain jurisdictions.
       For the three months ended September 30, 2009, we earned $158.6 million before taxes and provided for income taxes of $42.0 million, resulting in an effective tax rate of 26.5%. For the nine months ended September 30, 2009, we earned $436.7 million before taxes and provided for income taxes of $118.6 million, resulting in an effective tax rate of 27.2%. The effective tax rate varied from the U.S. federal statutory rate for the three and nine months ended September 30, 2009 primarily due to the net impact of foreign operations.
       The U. S. enacted the Patient Protection and Affordable Care Act (“PPACA”) into law on March 23, 2010, and on March 30, 2010, enacted the Health Care and Education Reconciliation Act of 2010, which amended certain aspects of the PPACA (collectively the “Acts”). These Acts effectively change the tax treatment of federal subsidies paid to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D. As a result, these subsidy payments will effectively become taxable in tax years beginning after December 31, 2012. The tax impact of these changes resulted in an immaterial increase in our tax expense during the three and nine months ended September 30, 2010.
       As of September 30, 2010, the amount of unrecognized tax benefits has decreased by $14.4 million from December 31, 2009, due to currency translation adjustments, expiration of statutes, audit settlements and currency devaluation in Venezuela. With limited exception, we are no longer subject to U.S. federal, state and local income tax audits for years through 2006 or non-U.S. income tax audits for years through 2003. We are currently under examination for various years in Austria, Germany, India, Mexico, Singapore, the U.S. and Venezuela.
       It is reasonably possible that within the next 12 months the effective tax rate will be impacted by the resolution of some or all of the matters audited by various taxing authorities. It is also reasonably possible that we will have the statute of limitations close in various taxing jurisdictions within the next 12 months. As such, we estimate we could record a reduction in our tax expense of between $7.4 million and $19.1 million within the next 12 months.
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
       The President of FSG reports directly to the Chief Executive Officer (“CEO”). The structure of FSG consists of two reportable operating segments: EPD and IPD, each with a Vice President – Finance, who reports directly to our Chief Accounting Officer (“CAO”). FCD has a President, who reports directly to our CEO, and a Vice President – Finance, who reports directly to our CAO. For decision-making purposes, our CEO and other members of senior executive management use financial information generated and reported at the reportable segment level. Our corporate headquarters does not constitute a separate division or business segment.
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

       The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:
Three Months Ended September 30, 2010

				Subtotal –	Eliminations
	Flow Solutions Group			Reportable	and All	Consolidated
(Amounts in thousands)	EPD	IPD	FCD	Segments	Other	Total
Sales to external customers	$494,912	$166,741	$310,028	$971,681	$-	$971,681
Intersegment sales	16,388	9,729	2,532	28,649	(28,649)	-
Segment operating income	92,785	9,534	45,690	148,009	(18,813)	129,196

Three Months Ended September 30, 2009

				Subtotal –	Eliminations
	Flow Solutions Group			Reportable	and All	Consolidated
(Amounts in thousands)	EPD	IPD	FCD	Segments	Other	Total
Sales to external customers	$526,727	$231,872	$292,465	$1,051,064	$-	$1,051,064
Intersegment sales	13,942	12,290	1,074	27,306	(27,306)	-
Segment operating income	111,072	25,458	54,038	190,568	(29,363)	161,205

Nine Months Ended September 30, 2010

				Subtotal –	Eliminations
	Flow Solutions Group			Reportable	and All	Consolidated
(Amounts in thousands)	EPD	IPD	FCD	Segments	Other	Total
Sales to external customers	1,520,267	539,634	831,782	2,891,683	-	2,891,683
Intersegment sales	47,310	31,610	5,618	84,538	(84,538)	-
Segment operating income	301,418	46,414	127,920	475,752	(58,353)	417,399
Identifiable assets	1,772,632	696,772	1,325,696	3,795,100	434,724	4,229,824

Nine Months Ended September 30, 2009

				Subtotal –	Eliminations
	Flow Solutions Group			Reportable	and All	Consolidated
(Amounts in thousands)	EPD	IPD	FCD	Segments	Other	Total
Sales to external customers	$1,612,232	$664,580	$889,377	$3,166,189	$-	$3,166,189
Intersegment sales	47,994	35,525	3,804	87,323	(87,323)	-
Segment operating income	324,402	76,969	148,398	549,769	(82,672)	467,097
Identifiable assets	1,812,037	732,486	1,055,197	3,599,720	417,307	4,017,027

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
       Our product portfolio, which we believe to be one of the most comprehensive in the industry, is built on more than 50 well-respected brand names such as Worthington, IDP, Valtek, Limitorque and Durametallic. During the third quarter of 2010, we acquired Valbart, a manufacturer of trunnion-mounted ball valves used primarily in upstream and midstream oil and gas applications, which enables us to offer a more complete valve product portfolio to our oil and gas project customers. Our products and services are sold either directly or through designated channels to more than 10,000 companies, including some of the world’s leading engineering and construction firms, original equipment manufacturers, distributors and end users.
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
       During the first nine months of 2010, our core industries continued to show signs of improvement particularly in the developing regions around the globe. Increased activity around major projects in oil and gas helped provide increased bookings compared to the same period in 2009. In the mature regions, markets remained challenged from the lingering effects of the global recession. With a level of stabilization and moderate improvements in specific industry areas, aftermarket opportunities have improved resulting in increased bookings for those services. Demand forecasts in our core industries continue to reflect favorable growth over the next five years. The majority of this forecasted demand growth remains concentrated in the developing regions of the world with the mature markets experiencing moderate growth or even slight decline in demand, particularly in the daily demand for oil.
       Our pursuit of major capital projects globally and investing in our ability to serve the customer in a local manner remain key components of our long-term growth strategy. We believe that our customer relationships, our global presence and our highly regarded technical capabilities provide strengths that allow us to effectively compete globally. We believe that our commitment to localize service support capabilities close to our customers’ operations through our QRC network has provided us with the opportunity to grow our market share in the aftermarket portion of our business. With overall demand growth and the need to replace aging infrastructure, we believe there will continue to be opportunities in our core industries across all geographical regions; however, we face challenges affecting many companies in our industry with a significant multinational presence, such as economic, political, currency and other risks. See “Cautionary Note Regarding Forward-Looking Statements” below.
RESULTS OF OPERATIONS – Three and nine months ended September 30, 2010 and 2009
       Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects on operations by translating current year results on a monthly basis at prior year exchange rates for the same periods.
       As discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, FCD acquired Valbart, a privately-owned Italian valve manufacturer, effective July 16, 2010, and Valbart’s results of operations have been consolidated since the date of acquisition. No pro forma information has been provided for the acquisition due to immateriality.
       As discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, EPD acquired Calder AG, a Swiss supplier of energy recovery technology, effective April 21, 2009, and Calder AG’s results of operations have been consolidated since the date of acquisition. No pro forma information has been provided for the acquisition due to immateriality.
       As discussed in Note 7 to our condensed consolidated financial statements included in this Quarterly Report, in February 2009, we announced our intent to incur up to $40 million in realignment costs (the “Initial Realignment Program”) to reduce and optimize certain non-strategic manufacturing facilities and our overall cost structure by improving our operating efficiency, reducing redundancies, maximizing global consistency and driving improved financial performance. The Initial Realignment Program was substantially complete at December 31, 2009. In October 2009, we announced our intent to incur additional realignment costs (the “Subsequent Realignment Program”) to expand our efforts to optimize assets, reduce our overall cost structure, respond to reduced orders and drive an enhanced customer-facing organization, of which approximately $30 million was incurred in 2009. In January 2010, we announced our expectation that up to $20 million in charges related to our Realignment Programs would be incurred in 2010 and into 2011, which when combined with the $68.1 million of charges incurred in 2009, results in total expected realignment charges of approximately $88 million for approved plans, including $2.1 million and $10.2 million incurred in the three and nine months ended September 30, 2010, respectively. Unless otherwise stated, information about our Realignment Programs included in this MD&A is presented in total.
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
       Charges are presented net of adjustments relating to changes in estimates of previously recorded amounts. Net adjustments recorded during the three months ended September 30, 2010 were $1.0 million. The following is a summary of charges, net of adjustments, included in operating income during the three months ended September 30, 2010 and 2009 related to our Realignment Programs:

Three Months Ended September 30, 2010

				Subtotal –	Eliminations
	Flow Solutions Group			Reportable	and All	Consolidated
(Amounts in millions)	EPD	IPD	FCD	Segments	Other	Total
Restructuring Charges
COS	$0.4	$0.9	$0.2	$1.5	$-	$1.5
SG&A	(0.3)	-	(0.2)	(0.5)	-	(0.5)

	$0.1	$0.9	$-	$1.0	$-	$1.0

Non-Restructuring Charges
COS	$-	$0.3	$0.8	$1.1	$-	$1.1
SG&A	-	(0.1)	-	(0.1)	0.1	-

	$-	$0.2	$0.8	$1.0	$0.1	$1.1

Total Realignment Program Charges
COS	$0.4	$1.2	$1.0	$2.6	$-	$2.6
SG&A	(0.3)	(0.1)	(0.2)	(0.6)	0.1	(0.5)

	$0.1	$1.1	$0.8	$2.0	$0.1	$2.1

Three Months Ended September 30, 2009
				Subtotal –	Eliminations
	Flow Solutions Group			Reportable	and All	Consolidated
(Amounts in millions)	EPD	IPD	FCD	Segments	Other	Total
Restructuring Charges
COS	$0.2	$0.7	$-	$0.9	$-	$0.9
SG&A	-	-	-	-	-	-

	$0.2	$0.7	$-	$0.9	$-	$0.9

Non-Restructuring Charges
COS	$0.2	$0.4	$0.6	$1.2	$-	$1.2
SG&A	0.7	0.2	-	0.9	0.6	1.5

	$0.9	$0.6	$0.6	$2.1	$0.6	$2.7

Total Realignment Program Charges
COS	$0.4	$1.1	$0.6	$2.1	$-	$2.1
SG&A	0.7	0.2	-	0.9	0.6	1.5

	$1.1	$1.3	$0.6	$3.0	$0.6	$3.6

     Net adjustments recorded during the nine months ended September 30, 2010 were $4.3 million. The following is a summary of charges included in operating income for the nine months ended September 30, 2010 and 2009 related to our Realignment Programs:
Nine Months Ended September 30, 2010

				Subtotal –	Eliminations
	Flow Solutions Group			Reportable	and All	Consolidated
(Amounts in millions)	EPD	IPD	FCD	Segments	Other	Total
Restructuring Charges
COS	$1.8	$2.7	$1.0	$5.5	$-	$5.5
SG&A	(1.3)	(0.1)	-	(1.4)	0.3	(1.1)

	$0.5	$2.6	$1.0	$4.1	$0.3	$4.4

Non-Restructuring Charges
COS	$-	$2.5	$2.1	$4.6	$-	$4.6
SG&A	-	0.3	0.8	1.1	0.1	1.2

	$-	$2.8	$2.9	$5.7	$0.1	$5.8

Total Realignment Program Charges
COS	$1.8	$5.2	$3.1	$10.1	$-	$10.1
SG&A	(1.3)	0.2	0.8	(0.3)	0.4	0.1

	$0.5	$5.4	$3.9	$9.8	$0.4	$10.2

Nine Months Ended September 30, 2009

				Subtotal –	Eliminations
	Flow Solutions Group			Reportable	and All	Consolidated
(Amounts in millions)	EPD	IPD	FCD	Segments	Other	Total
Restructuring Charges
COS	$6.1	$3.7	$0.5	$10.3	$-	$10.3
SG&A	0.1	0.2	0.2	0.5	-	0.5

	$6.2	$3.9	$0.7	$10.8	$-	$10.8

Non-Restructuring Charges
COS	$5.5	$0.8	$3.8	$10.1	$-	$10.1
SG&A	6.6	1.0	3.8	11.4	0.9	12.3

	$12.1	$1.8	$7.6	$21.5	$0.9	$22.4

Total Realignment Program Charges
COS	$11.6	$4.5	$4.3	$20.4	$-	$20.4
SG&A	6.7	1.2	4.0	11.9	0.9	12.8

	$18.3	$5.7	$8.3	$32.3	$0.9	$33.2

     The following is a summary of total charges related to identified initiatives under our Realignment Programs expected to be incurred:

Total Expected Charges (1)	Flow Solutions Group			Subtotal –	Eliminations
				Reportable	and All	Consolidated
(Amounts in millions)	EPD	IPD	FCD	Segments	Other	Total
Restructuring Charges
COS	$17.7	$8.4	$2.9	$29.0	$0.7	$29.7
SG&A	8.6	0.2	1.0	9.8	1.7	11.5

	$26.3	$8.6	$3.9	$38.8	$2.4	$41.2

Non-Restructuring Charges
COS	$9.9	$9.4	$10.0	$29.3	$-	$29.3
SG&A	8.6	2.5	4.9	16.0	1.0	17.0

	$18.5	$11.9	$14.9	$45.3	$1.0	$46.3

Total Realignment Program Charges
COS	$27.6	$17.8	$12.9	$58.3	$0.7	$59.0
SG&A	17.2	2.7	5.9	25.8	2.7	28.5

	$44.8	$20.5	$18.8	$84.1	$3.4	$87.5

(1)
Total expected realignment charges represent management’s best estimate to date for approved plans. As the execution of certain initiatives are still in process, the amount and nature of actual realignment charges incurred could vary from total expected charges.

     Based on actions under our Realignment Programs, we have realized savings of approximately $25 million and $65 million for the three and nine months ended September 30, 2010, respectively, and we expect to realize total savings in 2010 of approximately $93 million. Upon completion of our Realignment Programs, we expect annual cost savings of approximately $115 million. Approximately two-thirds of the savings from the Realignment Programs were and will be realized in COS and the remainder in SG&A. Actual savings realized could vary from expected savings, which represent management’s best estimate to date.
     Generally, the charges presented were or will be paid in cash, except for asset write-downs, which are non-cash charges. Asset write-down charges (including accelerated depreciation of fixed assets, accelerated amortization of intangible assets and inventory write-downs) of $2.0 million were recorded during the period ended September 30, 2010. The majority of the cash payments remaining related to our Realignment Programs will be incurred in 2010.

Consolidated Results
Bookings, Sales and Backlog

Three Months Ended September 30,
(Amounts in millions)	2010	2009

Bookings	$1,000.3	$975.3
Sales	971.7	1,051.1

Nine Months Ended September 30,
(Amounts in millions)	2010	2009

Bookings	$3,202.2	$2,946.0
Sales	2,891.7	3,166.2
     We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacturing, service or support. Bookings recorded and subsequently cancelled within the year-to-date period are excluded from year-to-date bookings. Bookings for the three months ended September 30, 2010 increased by $25.0 million, or 2.6%, as compared with the same period in 2009. The increase includes negative currency effects of approximately $22 million. The overall net increase is primarily attributable to increased original equipment and aftermarket customer bookings in EPD, which were driven by increases in the oil and gas and power generation industries, and increased customer bookings in the oil and gas industry in IPD and FCD, including $14.7 million in bookings provided by Valbart. These increases were partially offset by the impact of orders of more than $45 million to supply valves to four Westinghouse Electric Co. nuclear power units booked in the same period in 2009 that did not recur.
     Bookings for the nine months ended September 30, 2010 increased by $256.2 million, or 8.7%, as compared with the same period in 2009. The increase includes currency benefits of approximately $15 million. The increase is primarily attributable to increased original equipment and aftermarket bookings in EPD, principally in the oil and gas industry, including the impact of an order in excess of $80 million for crude oil pumps, seals and related support services booked in the second quarter of 2010, and FCD, driven by the oil and gas and general industries. These increases were partially offset by the impact of orders of more than $45 million to supply valves to four Westinghouse Electric Co. nuclear power units booked in the same period in 2009 that did not recur and decreased original equipment bookings in IPD.
     Sales for the three months ended September 30, 2010 decreased by $79.4 million, or 7.6%, as compared with the same period in 2009. The decrease includes negative currency effects of approximately $32 million. The decrease was primarily attributable to decreased original equipment sales in IPD and EPD, slightly offset by increased aftermarket sales in EPD in Asia Pacific and Latin America. These decreases were primarily driven by lower beginning backlog in the oil and gas and general industries for 2010 as compared with 2009, reflecting lower demand and customer-driven project delays due to a significant decrease in the rate of general global economic growth in 2009, partially offset by increased sales in FCD, including $12.3 million provided by Valbart. Net sales to international customers, including export sales from the U.S., were approximately 74% of total sales for both of the three months ended September 30, 2010 and 2009.
     Sales for the nine months ended September 30, 2010 decreased by $274.5 million, or 8.7%, as compared with the same period in 2009. The decrease includes currency benefits of approximately $1 million. The overall net decrease is primarily attributable to decreased original equipment and aftermarket sales, primarily driven by lower beginning backlog in the oil and gas and general industries for 2010, as compared with 2009, reflecting lower demand and customer-driven project delays due to a significant decrease in the rate of general global economic growth in 2009 and decreased aftermarket sales. Net sales to international customers, including export sales from the U.S., were approximately 72% of total sales for both of the nine months ended September 30, 2010 and 2009.
     Backlog represents the value of aggregate uncompleted customer orders. Backlog of $2,708.8 million at September 30, 2010 increased by $337.6 million, or 14.2%, as compared with December 31, 2009. Currency effects provided a decrease of approximately $40 million. The overall net increase includes the impact of cancellations of $7.8 million of orders booked during the prior year.

Gross Profit and Gross Profit Margin

Three Months Ended September 30,
(Amounts in millions)	2010	2009

Gross profit	$333.5	$385.2
Gross profit margin	34.3%	36.6%

Nine Months Ended September 30,
(Amounts in millions)	2010	2009

Gross profit	$1,025.2	$1,139.3
Gross profit margin	35.5%	36.0%
     Gross profit for the three months ended September 30, 2010 decreased by $51.7 million, or 13.4%, as compared with the same period in 2009. The decrease includes the effect of approximately $8 million in increased savings realized from our Realignment Programs as compared with the same period in 2009. Gross profit margin for the three months ended September 30, 2010 of 34.3% decreased from 36.6% for the same period in 2009. The decrease is primarily attributable to less favorable pricing from beginning of year backlog in EPD and existing backlog in IPD as compared with the same period in 2009, the negative impact of decreased sales on our absorption of fixed manufacturing costs and the impact of the amortization of the Valbart purchase accounting adjustment to establish the fair value of acquired inventory that is amortized as related sales are recognized. These decreases were partially offset by a sales mix shift toward higher margin aftermarket sales in EPD and IPD, increased utilization of low cost regions by FCD and positive impacts of our Realignment Programs and various CIP initiatives. Aftermarket sales generally carry a higher margin than original equipment sales. Aftermarket sales increased to approximately 39% of total sales, as compared with approximately 37% of total sales in the same period in 2009.
     Gross profit for the nine months ended September 30, 2010 decreased by $114.1 million, or 10.0%, as compared with the same period in 2009. The decrease includes the effect of approximately $29 million in increased savings realized and a decrease of $10.3 million in charges resulting from our Realignment Programs as compared with the same period in 2009. Gross profit margin for the nine months ended September 30, 2010 of 35.5% decreased from 36.0% for the same period in 2009. The decrease is primarily attributable to less favorable pricing from beginning of year backlog in EPD and existing backlog in IPD as compared with the same period in 2009 and the negative impact of decreased sales on our absorption of fixed manufacturing costs, partially offset by a sales mix shift toward higher margin aftermarket sales in EPD and IPD, increased utilization of low cost regions by FCD, positive impacts of our Realignment Programs and various CIP initiatives. Aftermarket sales generally carry a higher margin than original equipment sales. Aftermarket sales increased to approximately 39% of total sales, as compared with approximately 36% of total sales in the same period in 2009.
Selling, General and Administrative Expense

Three Months Ended September 30,
(Amounts in millions)	2010	2009

SG&A	$207.7	$227.3
SG&A as a percentage of sales	21.4%	21.6%

Nine Months Ended September 30,
(Amounts in millions)	2010	2009

SG&A	$620.3	$683.9
SG&A as a percentage of sales	21.5%	21.6%
     SG&A for the three months ended September 30, 2010 decreased by $19.6 million, or 8.6%, as compared with the same period in 2009. Currency effects yielded an increase of approximately $7 million. The overall net decrease includes the effect of approximately $5 million in increased savings realized and a decrease of $2.0 million in charges resulting from our Realignment Programs as compared with the same period in 2009. The decrease is primarily attributable to decreased selling and marketing-related expenses, strict cost control actions in 2010 and increased savings realized and a decrease in charges resulting from our Realignment Programs discussed above, partially offset by incremental Valbart SG&A and acquisition-related costs.
     SG&A for the nine months ended September 30, 2010 decreased by $63.6 million, or 9.3%, as compared with the same period in 2009. Currency effects yielded a decrease of approximately $1 million. The decrease includes the effect of approximately $17 million in increased savings realized and a decrease of $12.7 million in charges resulting from our Realignment Programs as compared with the same period in 2009. The decrease is primarily attributable to decreased selling and marketing-related expenses, strict cost control actions in 2010 and increased savings realized and a decrease in charges resulting from our Realignment Programs discussed above.
Net Earnings from Affiliates

Three Months Ended September 30,
(Amounts in millions)	2010	2009

Net earnings from affiliates	$3.4	$3.3

Nine Months Ended September 30,
(Amounts in millions)	2010	2009

Net earnings from affiliates	$12.5	$11.7
     Net earnings from affiliates represents our net income from investments in seven joint ventures (one located in each of China, Japan, Saudi Arabia, South Korea and the United Arab Emirates and two located in India) that are accounted for using the equity method of accounting. Net earnings from affiliates for the three months ended September 30, 2010 was comparable with the same period in 2009, primarily due to increased earnings of our EPD joint venture in South Korea, partially offset by decreased earnings of our FCD joint venture in India.
     Net earnings from affiliates for the nine months ended September 30, 2010 increased by $0.8 million, or 6.8%, as compared with the same period in 2009, primarily due to increased earnings of our EPD joint venture in South Korea, partially offset by decreased earnings of our FCD joint venture in India and our EPD joint venture in Japan.
Operating Income and Operating Margin

Three Months Ended September 30,
(Amounts in millions)	2010	2009

Operating income	$129.2	$161.2
Operating margin	13.3%	15.3%

Nine Months Ended September 30,
(Amounts in millions)	2010	2009

Operating income	$417.4	$467.1
Operating margin	14.4%	14.8%
     Operating income for the three months ended September 30, 2010 decreased by $32.0 million, or 19.9%, as compared with the same period in 2009. The decrease includes negative currency effects of approximately $2 million. The decrease also includes the effect of approximately $13 million in increased savings realized and a decrease of $1.5 million in charges resulting from our Realignment Programs as compared with the same period in 2009. The overall decrease is primarily a result of the $51.7 million decrease in gross profit, which was partially offset by the $19.6 million decrease in SG&A, as discussed above.
     Operating income for the nine months ended September 30, 2010 decreased by $49.7 million, or 10.6% as compared with the same period in 2009. The decrease includes negative currency effects of approximately $2 million. The decrease also includes the effect of approximately $48 million in increased savings realized and a decrease of $23.0 million in charges resulting from our Realignment Programs as compared with the same period in 2009. The overall net decrease is primarily a result of the $114.1 million decrease in gross profit, which was partially offset by the $63.6 million decrease in SG&A, as discussed above.
Interest Expense and Interest Income

Three Months Ended September 30,
(Amounts in millions)	2010	2009

Interest expense	$(8.3)	$(10.1)
Interest income	0.4	0.6

Nine Months Ended September 30,
(Amounts in millions)	2010	2009

Interest expense	$(25.9)	$(30.2)
Interest income	1.2	2.1

     Interest expense for the three and nine months ended September 30, 2010 decreased by $1.8 million and $4.3 million, respectively, as compared with the same periods in 2009. These decreases are primarily attributable to a decrease in the average interest rate. Approximately 70% of our term debt was at fixed rates at September 30, 2010, including the effects of $380.0 million of notional interest rate swaps.
     Interest income for the three and nine months ended September 30, 2010 decreased by $0.2 million and $0.9 million, respectively, as compared with the same periods in 2010. These decreases are primarily attributable to a decrease in the average interest rate on cash balances.
Other Income (Expense), Net

Three Months Ended September 30,
(Amounts in millions)	2010	2009

Other income, net	$18.6	$7.0

Nine Months Ended September 30,
(Amounts in millions)	2010	2009

Other expense, net	$(15.3)	$(2.4)
     Other income, net for the three months ended September 30, 2010 increased $11.6 million, or 165.7% as compared with the same period in 2009, which was primarily due to a $10.6 million increase in gains on forward exchange contracts, partially offset by a $3.2 million increase in losses arising from transactions in currencies other than our sites’ functional currencies. Both of the above mentioned increases primarily reflect the weakening of the U.S. dollar exchange rate versus the Euro during the three months ended September 30, 2010, as compared with the same period in 2009. Additionally, we sold our investment in a joint venture that was accounted for under the cost method for a gain of $2.6 million in the third quarter of 2010.
     Other expense, net for the nine months ended September 30, 2010 increased $12.9 million, or 537.5%, as compared with the same period in 2009 which was primarily due to a $17.8 million increase in losses on forward exchange contracts and a $1.1 million increase in losses arising from transactions in currencies other than our sites’ functional currencies. Both of the above mentioned increases primarily reflect the strengthening of the U.S. dollar exchange rate versus the Euro. Also included in the above $1.1 million increase in losses is the impact of the $12.4 million loss during the first quarter of 2010 as a result of Venezuela’s currency devaluation, partially offset by realized foreign currency exchange gains of $4.0 million related to the settlement of U.S. dollar denominated liabilities at the more favorable essential items rate of 2.60 Bolivars to the U.S. dollar. See Note 1 to our condensed consolidated financial statements included in this Quarterly Report for additional details on the impact of Venezuela’s currency devaluation. The above losses were partially offset by a $2.6 million gain on the sale of an investment in a joint venture in the third quarter of 2010 that was accounted for under the cost method.
Tax Expense and Tax Rate

Three Months Ended September 30,
(Amounts in millions)	2010	2009

Provision for income tax	$35.7	$42.0
Effective tax rate	25.5%	26.5%

Nine Months Ended September 30,
(Amounts in millions)	2010	2009

Provision for income tax	$101.1	$118.6
Effective tax rate	26.8%	27.2%
     Our effective tax rate of 25.5% for the three months ended September 30, 2010 decreased from 26.5% for the same period in 2009. The effective tax rate varied from the U.S. federal statutory rate for the three months ended September 30, 2010 primarily due to the net impact of foreign operations and resolution of tax audits and the lapse of the statute of limitations in certain jurisdictions. Our effective tax rate of 26.8% for the nine months ended September 30, 2010 decreased from 27.2% for the same period in 2009.

The decrease is primarily due to the net impact of foreign operations, including the adverse tax impact from the non-deductibility of the net losses resulting from Venezuela’s currency devaluation, and a net reduction of our reserve for uncertain tax positions due to the resolution of tax audits and the lapse of the statute of limitations in certain jurisdictions.
Other Comprehensive Income

Three Months Ended September 30,
(Amounts in millions)	2010	2009

Other comprehensive income	$95.9	$36.3

Nine Months Ended September 30,
(Amounts in millions)	2010	2009

Other comprehensive income	$3.5	$69.3
     Other comprehensive income for the three months ended September 30, 2010 increased $59.6 million as compared with the same period in 2009, primarily reflecting the weakening of the U.S. dollar exchange rate versus the Euro during the three months ended September 30, 2010, as compared with the same period in 2009. Other comprehensive income for the nine months ended September 30, 2010 decreased $65.8 million as compared with the same period in 2009, primarily reflecting the strengthening of the U.S. dollar exchange rate versus the Euro during the nine months ended September 30, 2010, as compared with the same period in 2009.
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
FSG Engineered Product Division Segment Results
     Our largest business segment is EPD, through which we design, manufacture, distribute and service engineered pumps and pump systems, mechanical seals, auxiliary systems and provide related services. EPD includes longer lead-time, highly engineered pump products and mechanical seals (collectively referred to as “original equipment”). EPD also manufactures replacement parts and related equipment, and provides a full array of support services (collectively referred to as “aftermarket”). EPD primarily operates in the oil and gas, petrochemical and power generation industries. EPD operates 27 manufacturing facilities worldwide, ten of which are located in Europe, nine in North America, four in Asia and four in Latin America and has 116 service centers, including those co-located in a manufacturing facility, in 39 countries.

Three Months Ended September 30,
(Amounts in millions)	2010	2009

Bookings	$497.9	$468.5
Sales	511.3	540.7
Gross profit	184.8	206.2
Gross profit margin	36.1%	38.1%
Operating income	92.8	111.1
Operating margin	18.1%	20.5%

Nine Months Ended September 30,
(Amounts in millions)	2010	2009

Bookings	$1,719.5	$1,507.3
Sales	1,567.6	1,660.2
Gross profit	575.1	619.2
Gross profit margin	36.7%	37.3%
Operating income	301.4	324.4
Operating margin	19.2%	19.5%
     Bookings for the three months ended September 30, 2010 increased by $29.4 million, or 6.3%, as compared with the same period in 2009. The increase includes negative currency effects of approximately $3 million. The overall net increase in bookings reflects higher demand for our products in the oil and gas and power generation industries. Customer bookings increased $58.3 million (including currency benefits of approximately $2 million) in Latin America, $28.6 million in North America and $17.5 million (including currency benefits of approximately $4 million) in Asia Pacific, partially offset by a $44.3 million decrease (including negative currency effects of approximately $12 million) in Europe, the Middle East and Africa (“EMA”). The increases were driven by original equipment and aftermarket bookings, primarily in the oil and gas and power industries, partially offset by decreased bookings in the water management and general industries. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increased $8.7 million.
     Bookings for the nine months ended September 30, 2010 increased by $212.2 million, or 14.1%, as compared with the same period in 2009. The increase includes currency benefits of approximately $22 million. The increase in bookings reflects higher demand for our products in the oil and gas and general industries across all regions, including the impact of an order in excess of $80 million for crude oil pumps, seals and related support services booked in the second quarter of 2010. Customer bookings increased $77.5 million in North America, $76.0 million (including currency benefits of approximately $11 million) in Latin America, $37.4 million (including negative currency effects of approximately $10 million) in EMA and $34.0 million (including currency benefits of approximately $14 million) in Asia Pacific. These increases were attributable to original equipment and aftermarket bookings on major projects in the oil and gas and general industries, partially offset by decreased bookings in the water management, power generation and chemical industries and decreased aftermarket bookings in EMA. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increased $15.9 million.
     Sales for the three months ended September 30, 2010 decreased $29.4 million, or 5.4%, as compared with the same period in 2009. The decrease includes negative currency effects of approximately $12 million. The decrease was primarily driven by decreased original equipment sales in EMA and North America, partially offset by increased aftermarket sales in Asia Pacific and Latin America and increased original equipment sales in Asia Pacific. Customer sales decreased $35.4 million (including negative currency effects of approximately $19 million) in EMA and $18.6 million in North America. These decreases were partially offset by increased customer sales of $17.5 million (including currency benefits of approximately $5 million) in Asia Pacific and $4.0 million (including currency benefits of approximately $2 million) in Latin America, driven by increased aftermarket sales. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) increased $2.5 million.
     Sales for the nine months ended September 30, 2010 decreased $92.6 million, or 5.6%, as compared with the same period in 2009. The decrease includes currency benefits of approximately $9 million. The overall net decrease was driven by decreased customer original equipment and aftermarket sales. The decreases in customer sales in EMA of $79.9 million (including negative currency effects of approximately $22 million) and North America of $64.9 million were partially offset by increased customer sales in Latin America of $38.5 million (including currency benefits of $12 million) and Asia Pacific of $10.2 million (including currency benefits of approximately $13 million). Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) were comparable with the same period in 2009.
     Gross profit for the three months ended September 30, 2010 decreased by $21.4 million, or 10.4%, as compared with the same period in 2009. Gross profit margin for the three months ended September 30, 2010 of 36.1% decreased from 38.1% for the same period in 2009. The decrease is attributable to less favorable pricing from beginning of year backlog as compared with the same period in 2009 and the negative impact of decreased sales on our absorption of fixed manufacturing costs. These decreases were partially offset by a sales mix shift toward higher margin aftermarket sales and increased savings realized from our Realignment Programs as compared with the same period in 2009, as well as operational efficiencies and savings realized from our supply chain initiatives.
     Gross profit for the nine months ended September 30, 2010 decreased by $44.1 million, or 7.1%, as compared with the same period in 2009. Gross profit margin for the nine months ended September 30, 2010 of 36.7% decreased from 37.3% for the same period in 2009. The decrease is attributable to less favorable pricing from beginning of year backlog as compared with the same period in 2009 and the negative impact of decreased sales on our absorption of fixed manufacturing costs, partially offset by a sales mix shift towards higher margin aftermarket sales, increased savings realized and decreased charges resulting from our Realignment Programs as compared with the same period in 2009, as well as operational efficiencies and savings realized from our supply chain initiatives.
     Operating income for the three months ended September 30, 2010 decreased by $18.3 million, or 16.5%, as compared with the same period in 2009. The decrease includes negative currency effects of approximately $1 million. The decrease was due primarily to reduced gross profit of $21.4 million, as discussed above, slightly offset by decreased SG&A of $2.5 million, which was due to increased savings realized and a decrease in charges resulting from our Realignment Programs as compared with the same period in 2009, partially offset by bad debt recoveries from the same period in 2009 that did not recur.
     Operating income for the nine months ended September 30, 2010 decreased by $23.0 million, or 7.1%, as compared with the same period in 2009. The decrease includes currency benefits of approximately $2 million. The overall net decrease was due primarily to reduced gross profit of $44.1 million, as discussed above, partially offset by decreased SG&A of $18.4 million, which was due to increased savings realized and a decrease in charges resulting from our Realignment Programs as compared with the same period in 2009, decreased selling and marketing-related expenses and strict cost control actions in 2010.
     Backlog of $1,507.2 million at September 30, 2010 increased by $125.1 million, or 9.1%, as compared with December 31, 2009. Currency effects provided a decrease of approximately $16 million. Backlog at September 30, 2010 and December 31, 2009 includes $30.0 million and $29.9 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
FSG Industrial Product Division Segment Results
     Through IPD we design, manufacture, distribute and service pre-configured pumps and pump systems, including submersible motors (collectively referred to as “original equipment”). Additionally, IPD manufactures replacement parts and related equipment, and provides a full array of support services (collectively referred to as “aftermarket”). IPD primarily includes standardized, general purpose pump products and operates in the oil and gas, chemical, water management, power generation and general industries. IPD operates 12 manufacturing facilities, three of which are located in the U.S and six in Europe, and operates 20 QRCs worldwide, including ten sites in Europe and three in the U.S., including those co-located in a manufacturing facility.

Three Months Ended September 30,
(Amounts in millions)	2010	2009

Bookings	$202.9	$196.4
Sales	176.5	244.2
Gross profit	42.0	66.2
Gross profit margin	23.8%	27.1%
Operating income	9.5	25.5
Operating margin	5.4%	10.4%

Nine Months Ended September 30,
(Amounts in millions)	2010	2009

Bookings	$609.5	$612.5
Sales	571.2	700.1
Gross profit	146.6	192.4
Gross profit margin	25.7%	27.5%
Operating income	46.4	77.0
Operating margin	8.1%	11.0%
     Bookings for the three months ended September 30, 2010 increased by $6.5 million, or 3.3%, as compared with the same period in 2009. This increase includes negative currency effects of approximately $7 million. The overall net increase was driven by increased customer bookings of $29.5 million in the Americas, mostly offset by a $27.4 million decrease in EMA and Australia. Increased customer bookings in the oil and gas and general industries were partially offset by decreased customer bookings in the power generation industry. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increased $3.5 million.
     Bookings for the nine months ended September 30, 2010 decreased by $3.0 million, or 0.5%, as compared with the same period in 2009. The decrease includes negative currency effects of approximately $4 million. The overall net decrease was primarily driven by declines in customer bookings of $50.2 million in EMA and Australia, partially offset by increased customer bookings of $37.5 million in the Americas. Decreased customer bookings of original equipment were primarily driven by the power generation and mining industries, partially offset by increased customer bookings in the oil and gas markets. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increased $8.2 million.
     Sales for the three months ended September 30, 2010 decreased by $67.7 million, or 27.7%, as compared with the same period in 2009. The decrease includes negative currency effects of approximately $8 million. The decrease in customer sales was driven by declines of $47.6 million in EMA and Australia and $17.7 million in the Americas, primarily driven by the power generation industry. Additionally, the declines were attributable to shipment delays and lower existing backlog as compared with 2009. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $2.6 million.
     Sales for the nine months ended September 30, 2010 decreased by $128.9 million, or 18.4%, as compared with the same period in 2009. The decrease includes negative currency effects of approximately $1 million. The decreases in customer sales of $92.6 million in EMA and Australia and $31.4 million in the Americas were primarily driven by decreased original equipment customer bookings. The declines, primarily in the power generation, mining and chemical industries were also attributable to lower existing backlog as compared with 2009. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $3.9 million.
     Gross profit for the three months ended September 30, 2010 decreased by $24.2 million, or 36.6%, as compared with the same period in 2009. Gross profit margin for the three months ended September 30, 2010 of 23.8% decreased from 27.1% for the same period in 2009. The decrease is primarily attributable to the negative impact of decreased sales on our absorption of fixed manufacturing costs, less favorable pricing from existing backlog as compared with same period in 2009 and operational efficiency issues, partially offset by a sales mix shift toward more profitable aftermarket sales and increased savings realized from our Realignment Programs as compared with the same period in 2009.
     Gross profit for the nine months ended September 30, 2010 decreased by $45.8 million, or 23.8%, as compared with the same period in 2009. Gross profit margin for the nine months ended September 30, 2010 of 25.7% decreased from 27.5% for the same period in 2009. The decrease is primarily attributable to the negative impact of decreased sales on our absorption of fixed manufacturing costs, less favorable pricing from existing backlog as compared with the same period in 2009 and operational efficiency issues, partially offset by a sales mix shift toward more profitable aftermarket sales, and increased savings realized from our Realignment Programs as compared with the same period in 2009.
     Operating income for the three months ended September 30, 2010 decreased by $16.0 million, or 62.7%, as compared with the same period in 2009. The decrease includes negative currency effects of approximately $1 million. The decrease is due to the $24.2 million decrease in gross profit discussed above, partially offset by an $8.3 million decrease in SG&A. The decrease in SG&A is due to decreased selling-related expenses, strict cost control actions in 2010 and increased savings realized from our Realignment Programs as compared with the same period in 2009.
     Operating income for the nine months ended September 30, 2010 decreased by $30.6 million, or 39.7%, as compared with the same period in 2009. The decrease includes negative currency effects of less than $1 million. The decrease is due to the $45.8 million decrease in gross profit discussed above, partially offset by a $15.2 million decrease in SG&A. The decrease in SG&A is due to decreased selling-related expenses, strict cost control actions in 2010 and increased savings realized from our Realignment Programs as compared with the same period in 2009.
     Backlog of $566.9 million at September 30, 2010 increased by $11.3 million, or 2.0%, as compared with December 31, 2009. Currency effects provided a decrease of approximately $19 million. Backlog at September 30, 2010 and December 31, 2009 includes $28.9 million and $19.8 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
Flow Control Division Segment Results
     Our second largest business segment is FCD, through which we design, manufacture and distribute a broad portfolio of engineered and industrial valves, control valves, actuators, controls and related services. FCD leverages its experience and application know-how by offering a complete menu of engineered services to complement its expansive product portfolio. FCD has a total of 51 manufacturing facilities and QRCs in 22 countries around the world, with only five of its 21 manufacturing operations located in the U.S. Based on independent industry sources, we believe that we are the third largest industrial valve supplier on a global basis.

	Three Months Ended September 30,
(Amounts in millions)	2010	2009

Bookings	$335.0	$333.1
Sales	312.6	293.5
Gross profit	107.4	112.0
Gross profit margin	34.4%	38.2%
Operating income	45.7	54.0
Operating margin	14.6%	18.4%

	Nine Months Ended September 30,
(Amounts in millions)	2010	2009

Bookings	$978.7	$907.2
Sales	837.4	893.2
Gross profit	303.2	328.3
Gross profit margin	36.2%	36.8%
Operating income	127.9	148.4
Operating margin	15.3%	16.6%
         As discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, FCD acquired Valbart, a privately-owned Italian valve manufacturer, effective July 16, 2010. Valbart’s results of operations have been consolidated since the date of acquisition and are included in FCD’s segment results of operations above. No pro forma information has been provided for the acquisition due to immateriality. The acquisition of Valbart resulted in purchase accounting adjustments to establish the fair value of acquired inventory and backlog of $10.0 million and $2.7 million, respectively, which are amortized as sales are recognized. The impact of the acquisition of Valbart on FCD’s results of operations, including acquisition-related costs of $1.4 million and $2.2 million for the three and nine months ended September 30, 2010, respectively, is as follows:

	Three Months Ended September 30,
(Amounts in millions)	2010	2009

Bookings	$14.7	$-
Sales	12.3	-
Gross profit	1.0	-
Gross profit margin	8.1%	-
Operating income	(4.3)	-
Operating margin	(35.0%)	-

	Nine Months Ended September 30,
(Amounts in millions)	2010	2009

Bookings	$14.7	$-
Sales	12.3	-
Gross profit	1.0	-
Gross profit margin	8.1%	-
Operating income	(5.1)	-
Operating margin	(41.5%)	-
       Bookings for the three months ended September 30, 2010 increased $1.9 million, or 0.6%, as compared with the same period in 2009. The increase includes negative currency effects of approximately $12 million. The overall net increase in bookings is attributable to bookings provided by Valbart of $14.7 million, strength in the oil and gas industry, largely driven by the Middle East and the chemical industry in North America. Increased bookings were partially offset by decreases in the power generation industry in North America, driven by orders of more than $45 million to supply valves to four Westinghouse Electric Co. nuclear power units booked in the same period in 2009 that did not recur. Continued inventory restocking orders from distributors exhibited evidence of economic stabilization.
       Bookings for the nine months ended September 30, 2010 increased $71.5 million, or 7.9%, as compared with the same period in 2009. The increase includes negative currency effects of approximately $3 million. The overall net increase in bookings is primarily attributable to strength in the oil and gas industry, primarily in EMA and North America and increased bookings in the chemical and general industries. Increased bookings were partially offset by decreases in the power generation industry, driven by orders of more than $45 million to supply valves to four Westinghouse Electric Co. nuclear power units booked in the same period in 2009 that did not recur. Recent inventory restocking orders from distributors exhibited evidence of economic stabilization.

       Sales for the three months ended September 30, 2010 increased $19.1 million, or 6.5%, as compared with the same period in 2009. The increase includes negative currency effects of approximately $12 million. The overall net increase in sales was primarily attributable to original equipment, driven by the oil and gas and power generation industries. Sales in Asia Pacific increased by approximately $21 million, partially offset by decreased sales in EMA of approximately $11 million, reflecting customer-driven project delays. Additionally, Valbart provided sales of $12.3 million.
       Sales for the nine months ended September 30, 2010 decreased $55.8 million, or 6.2%, as compared with the same period in 2009. The decrease includes negative currency effects of approximately $7 million. The decrease in sales was driven by decreased original equipment and aftermarket sales across all industries. Sales in EMA, North America and Latin America decreased approximately $45 million, $12 million and $6 million, respectively, which includes the impact of customer-driven project delays. These decreases were partially offset by increased sales of approximately $3 million in Asia Pacific.
       Gross profit for the three months ended September 30, 2010 decreased by $4.6 million, or 4.1%, as compared with the same period in 2009. Gross profit margin for the three months ended September 30, 2010 of 34.4% decreased from 38.2% for the same period in 2009. The decrease is attributable to pricing pressure and the impact of the amortization of Valbart’s inventory purchase accounting adjustment, partially offset by increased savings realized from our Realignment Programs as compared with the same period in 2009, various CIP initiatives and improved utilization of low cost regions.
       Gross profit for the nine months ended September 30, 2010 decreased by $25.1 million, or 7.6%, as compared with the same period in 2009. Gross profit margin for the nine months ended September 30, 2010 of 36.2% decreased from 36.8% for the same period in 2009. The decrease is primarily attributable to the negative impact of decreased sales on our absorption of fixed manufacturing costs and the impact of the amortization of Valbart’s inventory purchase accounting adjustment, partially offset by favorable product mix and increased savings realized from our Realignment Programs as compared with the same period in 2009, as well as various CIP initiatives and improved utilization of low cost regions.
       Operating income for the three months ended September 30, 2010 decreased by $8.3 million, or 15.4%, as compared with the same period in 2009. The decrease includes negative currency effects of approximately $1 million. The decrease is principally attributable to the $4.6 million decrease in gross profit, discussed above and a $3.3 million increase in SG&A. Increased SG&A is attributable to incremental Valbart SG&A, acquisition-related costs and bad debt recoveries from the same period in 2009 that did not recur, partially offset by increased savings realized and a decrease in charges resulting from our Realignment Programs as compared with the same period in 2009. Valbart provided a net operating loss of $4.3 million, including the impact of $1.4 million in transaction costs.
       Operating income for the nine months ended September 30, 2010 decreased by $20.5 million, or 13.8%, as compared with the same period in 2009. The decrease includes negative currency effects of less than $1 million. The decrease is principally attributable to the $25.1 million decrease in gross profit discussed above, partially offset by a $6.4 million decrease in SG&A. Decreased SG&A is attributable to decreased selling and marketing-related expenses and increased savings realized and decreased charges resulting from our Realignment Programs as compared with the same period in 2009, partially offset by $4.3 million in bad debt recoveries from the same period in 2009 that did not recur, $2.7 million of incremental Valbart SG&A and $2.2 million in acquisition-related costs. Valbart provided a net operating loss of $5.1 million, including the impact of acquisition-related costs.
       Backlog of $695.8 million at September 30, 2010 increased by $210.5 million, or 43.4%, as compared with December 31, 2009. Currency effects provided a decrease of approximately $6 million. The overall net increase includes backlog related to the acquisition of Valbart of $78.4 million.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis

	Nine Months Ended September 30,
(Amounts in millions)	2010	2009

Net cash flows (used) provided by operating activities	$(16.6)	$4.8
Net cash flows used by investing activities	(234.8)	(117.8)
Net cash flows used by financing activities	(68.4)	(72.6)
       Our primary sources of short-term liquidity are existing cash, cash generated by operations and borrowings available under our existing revolving credit facility. Our cash balance at September 30, 2010 was $310.6 million, as compared with $654.3 million at December 31, 2009.

       Working capital increased for the nine months ended September 30, 2010, as compared with the same period 2009, due primarily to lower accrued liabilities of $138.4 million, resulting primarily from reductions in advanced cash received from customers, higher inventory of $112.5 million and lower accounts payable of $62.0 million. Working capital increased for the nine months ended September 30, 2009 due primarily to reductions in accruals for long-term and broad-based annual incentive program payments and reductions in advanced cash received from customers. During the nine months ended September 30, 2010 and 2009, we contributed $30.0 million and $50.4 million, respectively, to our U.S. pension plan.
       Increases in accounts receivable used $47.9 million of cash flow for the nine months ended September 30, 2010 compared with $8.1 million provided for the same period in 2009. As of September 30, 2010, our days’ sales receivables outstanding (“DSO”) was 78 days as compared with 72 days as of September 30, 2009. For reference purposes based on 2010 sales, an improvement of one day could provide approximately $11 million in cash flow. Increases in inventory used $112.5 million of cash flow for the nine months ended September 30, 2010 compared with $8.1 million for the same period in 2009. Inventory turns were 2.7 times as of September 30, 2010 and 3.0 times as of September 30, 2009. Our calculation of inventory turns does not reflect the impact of advanced cash received from our customers. For reference purposes based on 2010 data, an improvement of one turn could yield approximately $257 million in cash flow.
       Cash flows used by investing activities during the nine months ended September 30, 2010 were $234.8 million, which included $199.4 million for the acquisition of Valbart, as compared with $117.8 million for the same period in 2009, which included $28.4 million for the acquisition of Calder AG. See “Acquisitions and Dispositions” below. Capital expenditures during the nine months ended September 30, 2010 were $46.4 million, a decrease of $40.6 million as compared with the same period in 2009, reflecting, in part, payments made during the first quarter of 2009 on strategic projects committed to during 2008 and were partially offset by proceeds from disposal of assets of $6.7 million and affiliate investing activity, net of $4.3 million in 2010. In 2010, our cash flows for investing activities are focused on strategic initiatives to pursue new markets, geographic expansion, enterprise resource planning, application upgrades, information technology infrastructure and cost reduction opportunities and are expected to be approximately $100 million for the full year, excluding acquisition activity.
       Cash flows used by financing activities during the nine months ended September 30, 2010 were $68.4 million, as compared with $72.6 million for the same period in 2009. Cash outflows during the nine months ended September 30, 2010 resulted primarily from the payment of $47.4 million in dividends and $34.1 million for the repurchase of common shares, partially offset by proceeds from stock option activity. Cash outflows for the same period in 2009 resulted primarily from the payment of $44.2 million in dividends and $27.5 million for the repurchase of common shares.
       Lingering effects of financial markets and banking systems disruptions experienced in 2008 and 2009 continue to limit the access of some companies to credit and capital markets, and the costs of newly raised debt for most companies have generally increased. Additional disruptions in these markets could potentially impair our ability to access these markets and increase associated costs. Notwithstanding these uncertain market conditions, considering our current debt structure and cash needs, we currently believe cash flows from operating activities combined with availability under our existing revolving credit agreement and our existing cash balance will be sufficient to enable us to meet our cash flow needs for the next 12 months. Cash flows from operations could be adversely affected by economic, political and other risks associated with sales of our products, operational factors, competition, fluctuations in foreign exchange rates and fluctuations in interest rates, among other factors. See “Liquidity Analysis” and “Cautionary Note Regarding Forward-Looking Statements” below.
       On February 26, 2008, our Board of Directors authorized a program to repurchase up to $300.0 million of our outstanding common stock over an unspecified time period. The program commenced in the second quarter of 2008. We repurchased 112,500 shares for $11.0 million and 131,500 shares for $11.3 million during the three months ended September 30, 2010 and 2009, respectively. We repurchased 337,500 shares for $34.1 million and 413,000 shares for $27.5 million during the nine months ended September 30, 2010 and 2009, respectively. To date, we have repurchased a total of 2,623,100 shares for $240.0 million under this program. See “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” below.
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
       As discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, effective July 16, 2010, FCD acquired Valbart, a privately-owned Italian valve manufacturer, for $199.4 million, which included $33.8 million of existing Valbart net debt (third party debt less cash on hand) that was repaid at closing. Valbart manufactures trunnion-mounted ball valves used primarily in upstream and midstream oil and gas applications, and its acquisition is intended to improve our ability to provide a more complete valve portfolio to oil and gas projects. Valbart generated approximately €81 million ($104 million, at then-current exchange rates) in sales (unaudited) during its fiscal year ended May 31, 2010.
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
Financing
Credit Facilities
       Our credit facilities, as amended, consist of a $600.0 million term loan expiring on August 10, 2012 and a $400.0 million revolving line of credit, which can be utilized to provide up to $300.0 million in letters of credit, also expiring on August 10, 2012. We hereinafter refer to these credit facilities collectively as our Credit Facilities. At both September 30, 2010 and December 31, 2009, we had no amounts outstanding under the revolving line of credit. We had outstanding letters of credit of $116.2 million and $123.1 million at September 30, 2010 and December 31, 2009, respectively, which reduced borrowing capacity to $283.8 million and $276.9 million, respectively.
       Borrowings under our Credit Facilities bear interest at a rate equal to, at our option, either (1) the base rate (which is based on the greater of the prime rate most recently announced by the administrative agent under our Credit Facilities or the Federal Funds rate plus 0.50%) or (2) London Interbank Offered Rate (“LIBOR”) plus an applicable margin determined by reference to the ratio of our total debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), which as of September 30, 2010 was 0.875% and 1.50% for borrowings under our revolving line of credit and term loan, respectively.
       We may prepay loans under our Credit Facilities in whole or in part, without premium or penalty. During the three and nine months ended September 30, 2010, we made scheduled repayments under our Credit Facilities of $1.4 million and $4.3 million, respectively. We have scheduled repayments of $1.4 million due in the each of the next four quarters.
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
European Letter of Credit Facilities
       Our ability to issue additional letters of credit under our previous European Letter of Credit Facility (“Old European LOC Facility”), which had a commitment of €110.0 million, expired November 9, 2009. We paid annual and fronting fees of 0.875% and 0.10%, respectively, for letters of credit written against the Old European LOC Facility. We had outstanding letters of credit written against the Old European LOC Facility of €42.4 million ($57.8 million) and €77.9 million ($111.5 million) as of September 30, 2010 and December 31, 2009, respectively.
       On October 30, 2009, we entered into a new 364-day unsecured European Letter of Credit Facility (“New European LOC Facility”) with an initial commitment of €125.0 million. The New European LOC Facility is renewable annually and, consistent with the Old European LOC Facility, is used for contingent obligations in respect of surety and performance bonds, bank guarantees and similar obligations with maturities up to five years. We renewed the New European LOC Facility in October 2010 consistent with its terms for an additional 364-day period. We pay fees of 1.35% and 0.40% for utilized and unutilized capacity, respectively, under our New European LOC Facility. We had outstanding letters of credit drawn on the New European LOC Facility of €46.8 million ($63.8 million) and €2.8 million ($4.0 million) as of September 30, 2010 and December 31, 2009, respectively.
       Certain banks are parties to both facilities and are managing their exposures on an aggregated basis. As such, the commitment under the New European LOC Facility is reduced by the face amount of existing letters of credit written against the Old European LOC Facility prior to its expiration. These existing letters of credit will remain outstanding, and accordingly offset the €125.0 million capacity of the New European LOC Facility until their maturity, which, as of September 30, 2010, was approximately one year for the majority of the outstanding existing letters of credit. After consideration of outstanding letters of credit under both facilities, the available capacity under the New European LOC Facility was €96.1 million as of September 30, 2010, of which €46.8 million has been drawn.
       See Note 12 to our consolidated financial statements included in our 2009 Annual Report for a discussion of covenants related to our Credit Facilities and our New European LOC Facility. We complied with all covenants through September 30, 2010.
Liquidity Analysis
       Our cash balance decreased by $343.7 million to $310.6 million as of September 30, 2010 as compared with December 31, 2009. The cash draw was primarily due to the acquisition of Valbart for $199.4 million in cash during the third quarter of 2010 and planned significant cash uses in 2010, including broad-based annual employee incentive compensation program payments related to prior period performance, reductions in advanced cash received from customers, $46.4 million in capital expenditures, $47.4 million in dividend payments, $34.1 million of share repurchases and the funding of increased working capital requirements. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions.
       Approximately 1% of our term loan is due to mature in 2010 and 26% in 2011. As noted above, our term loan and our revolving line of credit both mature in August 2012. After the effects of $380.0 million of notional interest rate swaps, approximately 70% of our term debt was at fixed rates at September 30, 2010. As of September 30, 2010, we had a borrowing capacity of $283.8 million on our $400.0 million revolving line of credit, and we had outstanding letters of credit drawn on our European LOC Facilities of €89.2 million. Our revolving line of credit and our European LOC Facilities are committed and are held by diversified groups of financial institutions.
       We experienced significant declines in the values of our U.S. pension plan assets in 2008 resulting primarily from declines in global equity markets. The decline is being recognized into earnings over the remaining service period. In 2009, we experienced increases in the values of our U.S. pension plan assets. After consideration of the impact of our contributions in 2009, the partial recovery in 2009 of asset value declines in 2008 and our intent to remain fully-funded, we contributed $30.0 million to our U.S. pension plan during the nine months ended September 30 2010, excluding direct benefits paid. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
       Lingering effects of global financial markets and banking systems disruptions experienced in 2008 and 2009 continue to make credit and capital markets difficult for some companies to access, and the costs of newly raised debt for most companies have generally increased. We continue to monitor and evaluate the implications of these factors on our current business (including our access to capital), our customers and suppliers and the state of the global economy. While credit and capital markets have stabilized somewhat in recent months, additional disruptions or lingering uncertainty in the functioning of these markets could potentially materially impair our and our customers’ ability to access these markets and increase associated costs, as well as our customers’ ability to pay in full and/or on a timely basis.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
       Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our more critical accounting policies used in the preparation of our consolidated financial statements were discussed in our 2009 Annual Report. These critical policies, for which no significant changes have occurred in the nine months ended September 30, 2010, include:
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
Cautionary Note Regarding Forward-Looking Statements
       This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. Words or phrases such as, “may,” “should,” “expects,” “could,” “intends,” “plans,” “anticipates,” “estimates,” “believes,” “forecasts,” “predicts” or other similar expressions are intended to identify forward-looking statements, which include, without limitation, statements concerning our future financial performance, future debt and financing levels, investment objectives, implications of litigation and regulatory investigations and other management plans for future operations and performance.
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

•	our exposure to fluctuations in foreign currency exchange rates, including hyperinflationary countries such as Venezuela;

•	our furnishing of products and services to nuclear power plant facilities;

•	potential adverse consequences resulting from litigation to which we are a party, such as litigation involving asbestos-containing material claims;

•	a foreign government investigation regarding our participation in the United Nations Oil-for-Food Program;

•	expectations regarding acquisitions and the integration of acquired businesses;

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
       These and other risks and uncertainties are more fully discussed in the risk factors identified in “Item 1A. Risk Factors” in Part I of our 2009 Annual Report, and may be identified in our Quarterly Reports on Form 10-Q and our other filings with the U.S. Securities and Exchange Commission (“SEC”) and/or press releases from time to time. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any forward-looking statement.

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
Interest Rate Risk
       Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our Credit Facilities, which bear interest based on floating rates. At September 30, 2010, after the effect of interest rate swaps, we had $159.8 million of variable rate debt obligations outstanding under our Credit Facilities with a weighted average interest rate of 1.81%. A hypothetical change of 100 basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by $1.2 million for the nine months ended September 30, 2010. At September 30, 2010 and December 31, 2009, we had $380.0 million and $385.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties with varying maturities through December 2011.
Foreign Currency Exchange Rate Risk
       A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than a non-U.S. subsidiary’s functional currency. Generally, we view our investments in foreign subsidiaries from a long-term perspective and, therefore, do not hedge these investments. We use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. We realized net gains (losses) associated with foreign currency translation of $96.4 million and $34.7 million for the three months ended September 30, 2010 and 2009, respectively, and $(1.9) million and $69.5 million for the nine months ended September 30, 2010 and 2009, respectively, which are included in other comprehensive income.
       We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. The use of forward exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the forward exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Our policy allows foreign currency coverage only for identifiable foreign currency exposures. As of September 30, 2010, we had a U.S. dollar equivalent of $456.3 million in aggregate notional amount outstanding in forward exchange contracts with third parties, compared with $309.6 million at December 31, 2009. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of certain forward exchange contracts are included in our consolidated results of operations. We recognized foreign currency net gains (losses) of $14.1 million and $6.6 million for the three months ended September 30, 2010 and 2009, respectively, and $(22.0) million and $(3.0) million for the nine months ended September 30, 2010 and 2009, respectively, which are included in other expense, net in the accompanying condensed consolidated statements of income. The net (losses) gains discussed above, include the impact of a one-time $12.4 million loss recognized during the first quarter of 2010 as a result of Venezuela’s currency devaluation, partially offset by realized foreign currency exchange gains of $0.2 million and $4.0 million for the three and nine months ended September 30, 2010, respectively, related to the settlement of U.S. dollar denominated liabilities at the more favorable essential items exchange rate of 2.60 Bolivars to the U.S. dollar. See Note 1 to our condensed consolidated financial statements included in this Quarterly Report for additional information.
       Based on a sensitivity analysis at September 30, 2010, a 10% change in the foreign currency exchange rates for the nine months ended September 30, 2010 would have impacted the translation of our net earnings into U.S. dollars by approximately $18 million, due primarily to the Euro. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency forward exchange contracts discussed above.

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
       In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2010.
Changes in Internal Control Over Financial Reporting
       There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
       On February 27, 2008, our Board of Directors announced the approval of a program to repurchase up to $300.0 million of our outstanding common stock, which commenced in the second quarter of 2008. The share repurchase program does not have an expiration date, and we reserve the right to limit or terminate the repurchase program at any time without notice. During the quarter ended September 30, 2010, we repurchased a total of 112,500 shares of our common stock under the program for approximately $11.0 million (representing an average cost of $97.55 per share). Since the adoption of this program, we have repurchased a total of 2.6 million shares of our common stock under the program for $240.0 million (representing an average cost of $91.49 per share). We may repurchase up to an additional $60.0 million of our common stock under the share repurchase program. The following table sets forth the repurchase data for each of the three months during the quarter ended September 30, 2010:

					Maximum Number of
					Shares (or Approximate
				Total Number of	Dollar Value) That May
				Shares Purchased as	Yet Be Purchased Under
	Total Number of		Average Price	Part of Publicly	the
Period	Shares Purchased		Paid per Share	Announced Plan	Plan (in millions)
July 1 - 31	65	(1)	$95.85	-	$71.0
August 1 - 31	113,835	(2)	97.59	112,500	60.0
September 1 - 30	170	(3)	104.33	-	60.0

Total	114,070		$97.60	112,500

(1)	Represents shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards at an average price per share of $95.85.

(2)	Includes 273 shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards at an average price per share of $93.80, and includes 1,062 shares purchased at a price of $102.79 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

(3)	Represents shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards at an average price per share of $104.33.

Item 3. Defaults Upon Senior Securities.
       None.
Item 4. (Removed and Reserved)
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

FLOWSERVE CORPORATION
Date: October 27, 2010	/s/ Mark A. Blinn
Mark A. Blinn
President and Chief Executive Officer (Principal Executive Officer)

Date: October 27, 2010	/s/ Richard J. Guiltinan, Jr.
Richard J. Guiltinan, Jr.
Senior Vice President, Finance and Chief Accounting Officer (Principal Financial Officer)

Exhibits Index

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Flowserve Corporation (incorporated by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K/A dated August 16, 2006).

3.2	Flowserve Corporation By-Laws, as amended and restated on May 17, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 18, 2010).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document