Form 10-K
period 2010-12-31
FLOWSERVE CORP
filed 2011-02-23
CIK 30625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-13179

FLOWSERVE CORPORATION
(Exact name of registrant as specified in its charter)

New York	31-0267900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5215 N. O’Connor Boulevard	75039
Suite 2300, Irving, Texas (Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(972) 443-6500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $1.25 Par Value	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company.  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price of the registrant’s common stock as reported on June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $4,041,000,000. For purposes of the foregoing calculation only, all directors, executive officers and known 5% beneficial owners have been deemed affiliates.

Number of the registrant’s common shares outstanding as of February 18, 2011 was 55,729,475.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the definitive proxy statement for the registrant’s 2011 Annual Meeting of Shareholders scheduled to be held on May 19, 2011 is incorporated by reference into Part III hereof.

FLOWSERVE CORPORATION
FORM 10-K

		Page

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	16
Item 1B.	Unresolved Staff Comments	25
Item 2.	Properties	25
Item 3.	Legal Proceedings	25
Item 4.	(Removed and Reserved)	26

PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
Item 6.	Selected Financial Data	29
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	62
Item 8.	Financial Statements and Supplementary Data	64
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	122
Item 9A.	Controls and Procedures	122
Item 9B.	Other Information	123

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	123
Item 11.	Executive Compensation	123
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	123
Item 13.	Certain Relationships and Related Transactions, and Director Independence	123
Item 14.	Principal Accounting Fees and Services	123

PART IV
Item 15.	Exhibits, Financial Statement Schedules	124
Signatures		125
EX-10.8
EX-10.21
EX-10.23
EX-10.25
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

We sell our products and services to more than 10,000 companies, including some of the world’s leading engineering, procurement and construction firms, original equipment manufacturers, distributors and end users. Our products and services are used in several distinct industries having a broad geographic reach. Our bookings mix by industry in 2010 consisted of:

• oil and gas	42%
• general industries(1)	20%
• power generation	17%
• chemical	16%
• water management	5%

(1)	General industries includes mining and ore processing, pharmaceuticals, pulp and paper, food and beverage and other smaller applications, as well as sales to distributors whose end customers typically operate in the industries we primarily serve.

The breakdown of the geographic regions to which our sales were shipped in 2010 were as follows:

• North America	31%
• Europe	26%
• Asia Pacific	18%
• Middle East and Africa	15%
• Latin America	10%

We have pursued a strategy of industry diversity and geographic breadth to mitigate the impact on our business of normal economic downturns in any one of the industries or in any particular part of the world we serve. For information on our sales and long-lived assets by geographic areas, see Note 17 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” (“Item 8”) of this Annual Report on Form 10-K for the year ended December 31, 2010 (“Annual Report”).

As previously disclosed in our 2009 Annual Report on Form 10-K and our 2010 Quarterly Reports on Form 10-Q, we reorganized our divisional operations by combining the former Flowserve Pump Division (“FPD”) and former Flow Solutions Division (“FSD”) into the Flow Solutions Group (“FSG”), effective January 1, 2010.

FSG was divided into two reportable segments: FSG Engineered Product Division and FSG Industrial Product Division. Flow Control Division was not affected. We have retrospectively adjusted prior period financial information to reflect our current reporting structure.

We conduct our operations through three business segments based on type of product and how we manage the business:

•	FSG Engineered Product Division (“EPD”) for long lead-time, engineered pumps and pump systems, mechanical seals, auxiliary systems and replacement parts and related services;

•	FSG Industrial Product Division (“IPD”) for pre-configured pumps and pump systems and related products and services; and

•	Flow Control Division (“FCD”) for engineered and industrial valves, control valves, actuators and controls and related services.

Strategies

Our overarching objective is to grow our position as a product and integrated solutions provider in the flow control industry. This objective includes continuing to sell products by building on existing sales relationships and leveraging the power of our portfolio of products and services. It also includes delivering specific end user solutions that help customers attain their business goals by ensuring maximum reliability at a decreased cost of ownership. We seek to drive increasing enterprise value by using strategies that are well communicated throughout the company. These strategies include: disciplined profitable growth, customer intimacy, innovation and portfolio management, strategic localization, operational excellence, employee focus and sustainable business model. The key elements of these strategies are outlined below.

Disciplined Profitable Growth

Disciplined profitable growth is an important initiative focused on growing revenues profitably from our existing portfolio of products and services, as well as through the development or acquisition of new customer-driven products and services. An overarching goal is to focus on opportunities that can maximize the organic growth from existing customers and to evaluate potential new customer-partnering initiatives that maximize the capture of the product’s total life cycle. We are one of the few pump, valve and seal companies that can offer customers a differentiated option of products and services across a broad portfolio, as well as offer additional options that include any combination of products and solution support packages.

We also seek to continue to review our substantial installed pump, valve and seal base as a means to expand the aftermarket parts and services business, as customers are increasingly using third-party aftermarket parts and service providers to reduce their fixed costs and improve profitability. To date, the aftermarket services business has provided us with a steady source of revenues and cash flows at higher margins than original equipment sales. We are building on our established presence through an extensive global QRC network to provide the immediate parts, service and technical support required to effectively manage and win the aftermarket business created from our installed base.

Customer Intimacy

Customer intimacy defines our approach to being prepared to serve the needs of our current and future customers better than our competition. Through our ongoing relationships with our customers, we seek to gain a rich understanding of their business objectives and how our portfolio of offerings can help them succeed. We collaborate with our customers on the front end engineering and design work to drive flow management solutions that effectively generate the desired business outcomes. As we progress through original equipment projects, we work closely with our customers to understand and prepare for the long-term support needs for the operations with the intent of maximizing total life cycle value for our customers’ investments.

We seek to capture additional aftermarket business by creating mutually beneficial opportunities for us and our customers through sourcing and maintenance alliance programs where we provide all or an agreed-upon portion of customers’ parts and servicing needs. These customer alliances enable us to develop long-term professional relationships with our customers and serve as an effective platform for introducing new products and services to our customers and generating additional sales.

Innovation and Portfolio Management

The ongoing management of our portfolio of products and services is critical to our success. As part of managing our portfolio, we continue to rationalize our portfolio of products and services to ensure alignment with changing market requirements. We also continue to invest in research and development (“R&D”) to expand the scope of our product offerings and our deployment of advanced technologies. The infusion of advanced technologies into new products and services continues to play a critical role in the ongoing evolution of our product portfolio. Our objective is to improve the percentage of revenue derived from new products as a function of overall sales, utilizing technological innovation to improve overall product life cycle and total cost of ownership for our customers.

We employ a robust portfolio management and project execution process to seek out new product and technology opportunities, evaluate their potential return on investment and allocate resources to their development on a prioritized basis. Each project is reviewed on a routine basis for such performance measures as time to market, net present value, budget adherence, technical and commercial risk and compliance with customer requirements. Technical skill sets and knowledge are deployed across business unit boundaries to make sure we bring the best capabilities to bear for each project. Collectively, the R&D portfolio is a key to our ability to differentiate our product and service offerings from other competitors in our target markets.

We are focused on exploring and commercializing new technologies. In many of our research areas, we are teaming with universities and experts in the appropriate scientific fields to accelerate the required learning and to shorten the development time in leveraging the value of applied technologies in our products and services. Our intent is to be a market leader in the application of advanced technology to improve product performance and return on investment for our customers.

Predictive diagnostics and asset management continue to be the biggest areas of effort for us across all our divisions. Building on the strength of our ValveSight and Technology Enabled Asset Management solutions introduced in late 2008, we have continued to deploy our diagnostics capabilities into more devices and expand on the number of host control systems and third party solutions with which we can achieve interoperability. These capabilities continue to provide a key source of competitive advantage in the market place and are saving our customers time and money in keeping their operations running.

We continually evaluate acquisitions, joint ventures and other strategic investment opportunities to broaden our product portfolio, service capabilities, geographic presence and operational capabilities to meet the growing needs of our customers. We evaluate all investment opportunities through a decision filtering process to ensure a good strategic, financial and cultural fit.

In 2010, our acquisition and joint venture activities focused on adjacent technology and product capabilities. Effective July 16, 2010, we acquired for inclusion in FCD, 100% of Valbart Srl (“Valbart”), a privately-owned Italian valve manufacturer, in a share purchase for cash of $199.4 million, which included $33.8 million of existing Valbart net debt (defined as Valbart’s third party debt less cash on hand) that was repaid at closing. Valbart manufactures trunnion-mounted ball valves used primarily in upstream and midstream oil and gas applications, which enables us to offer a more complete valve product portfolio to our oil and gas project customers.

Strategic Localization

Strategic localization describes our global growth strategy. We recognize that as a multi-national company it will take more than a few years to become truly global. Therefore, our strategy focuses on advancing our presence appropriately in geographies deemed to be critical to our future success as a company. This business initiative continues to focus on areas in line with our previous “globalization” strategy. These include:

•	expanding our global presence to capture business in developing geographic market areas;

•	utilizing low-cost sourcing opportunities to remain competitive in the global economy; and

•	attracting and retaining the global intellectual capital required to support our growth plans in new geographical areas.

We believe there are attractive opportunities in international markets, particularly in China, India, the Middle East, Russia and Latin America, and we intend to continue to utilize our global presence and strategically invest to further penetrate these markets. In the aftermarket services business, we seek to strategically add QRC sites in order to provide rapid response, fast delivery and field repair on a global scale for our customers. In 2010, we added nine QRCs, expanding our ability to effectively deliver aftermarket support globally.

We believe that future success will be supported by investments made to establish indigenous operations to effectively serve the local market while taking advantage of low-cost manufacturing, competent engineering and strategic sourcing where practical. We believe that this positions us well to support our global customers from project conception through commissioning and over the life of their operations.

We continue to develop and increase our manufacturing, engineering and sourcing functions in lower cost regions and emerging markets such as India, China, Mexico, Latin America, the Middle East and Eastern Europe as we drive higher value-add from our supply base of materials and components and satisfy local content requirements. In 2010, these lower cost regions supplied our divisions with direct materials ranging from 17% to 34% of divisional spending.

Operational Excellence

The operational excellence initiative encapsulates ongoing programs that work to drive increased customer fulfillment and yield internal productivity. This initiative includes:

•	driving improved customer fulfillment through metrics such as on-time delivery, cost reduction, quality, cycle time reduction and warranty cost reduction as a percentage of sales;

•	continuing to develop a culture of continuous improvement that delivers maximum productivity and cost efficiencies; and

•	implementing global functional competencies to drive standardized processes.

We seek to increase our operational efficiency through our Continuous Improvement Process (“CIP”) initiative, which utilizes tools such as value analysis, value engineering, six sigma methodology, lean manufacturing and capacity management to improve quality and processes, reduce product cycle times and lower costs. Recognizing that employees are our most valuable resource in achieving operational excellence goals, we have instituted CIP training tailored to maximize the impact on our business. To date, more than 1,600 active employees are CIP-trained or certified as “Green Belts,” “Black Belts” or “Master Black Belts,” and are deployed on CIP projects throughout our company in operations, as well as in the front office of the business. As a result of the CIP initiative, we have developed and implemented processes to reduce our engineering and manufacturing process cycle time, improve on-time delivery and service response time, optimize inventory levels and reduce costs. We have also experienced success in sharing and applying best practices achieved in one business segment and deploying those ideas to other segments of the business.

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

Employee Focus

We focus on several elements in our strategic efforts to continuously enhance our organizational capability, including:

•	institutionalizing our succession planning along with our leadership competencies and performance management capabilities, with a focus on key positions and critical talent pools;

•	utilizing these capabilities to drive employee engagement through our training initiatives and leadership development programs and facilitate our cross-divisional and functional development assignments;

•	developing talent acquisition programs such as our engineering recruitment program to address critical talent needs to support our emerging markets and global growth;

•	capturing the intellectual capital in the current workforce, disseminating it throughout our company and sharing it with customers as a competitive advantage;

•	creating a total compensation program that provides our associates with equitable opportunities that are competitive and linked to business and individual performance while promoting employee behavior consistent with our code of business conduct and risk tolerance; and

•	building a diverse and globally inclusive organization with a strong ethical and compliance culture based on transparency and trust.

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

Sustainable Business Model

The sustainable business model initiative is focused on all of the areas that have the potential of adversely affecting our reputation, limiting our financial flexibility or creating unnecessary risk for any of our stakeholders. We proactively manage an enterprise risk management program with regular reviews of high level matters with our Board of Directors. We work with our capital sourcing partners to ensure that our credit facilities and terms are appropriately aligned with our business strategy. We also train our associates on and monitor all matters of a legal or ethical nature to support understanding and compliance on a global basis.

Competition

Despite consolidation activities in past years, the markets for our products remain highly competitive, with primary competitive drivers being price, reputation, timeliness of delivery, quality, proximity to service centers and technical expertise, as well as contractual terms and previous installation history. In the pursuit of large capital projects, competitive drivers and competition vary depending on the industry and products involved. Industries experiencing slow growth generally tend to have a competitive environment more heavily influenced by price due to supply outweighing demand, and price competition tends to be more significant for original equipment orders than aftermarket services. Considering the domestic and global economic environments in 2010 and current forecasts for 2011, pricing was and may continue to be a particularly influential competitive factor. The unique competitive environments in each of our three business segments are discussed in more detail under the “Business Segments” heading below.

In the aftermarket portion of our business, we compete against large and well-established national and global competitors and, in some markets, against regional and local companies who produce low-cost replications of spare parts. In the oil and gas industry, the primary competitors for aftermarket services tend to be customers’ own in-house capabilities. In the nuclear power generation industry, we possess certain competitive advantages due to our “N Stamp” certification, which is a prerequisite to serve customers in that industry, and our considerable base of proprietary knowledge. In other industries, the competitors for aftermarket services tend to be local independent repair shops and low-cost replicators. Aftermarket competition for standardized products is aggressive due to the existence of common standards allowing for easier replacement or repair of the installed products.

In the sale of aftermarket products and services, we benefit from our large installed base of pumps, valves and seals, which continually require maintenance, repair and replacement parts due to the nature of the products and the conditions under which they operate. Timeliness of delivery, quality and the proximity of service centers are important customer considerations when selecting a provider for aftermarket products and services. In geographic regions where we are locally positioned to provide a quick response, customers have traditionally relied on us, rather than our competitors, for aftermarket products relating to our highly engineered and customized products, although we are seeing increased competition in this area.

Generally, our customers attempt to reduce the number of vendors from which they purchase, thereby reducing the size and diversity of their inventory. Although vendor reduction programs could adversely affect our business, we have been successful in establishing long-term supply agreements with a number of customers. While the majority of these agreements do not provide us with exclusive rights, they can provide us a “preferred” status with our customers and thereby increase opportunities to win future business. We also utilize our LifeCycle Advantage program to establish fee-based contracts to manage customers’ aftermarket requirements. These programs provide an opportunity to manage the customer’s installed base and expand the business relationship with the customer.

Our ability to use our portfolio of products, solutions and services to meet customer needs is a competitive strength. Our market approach is to create value for our customers throughout the life cycle of their investments in flow control management. We continue to explore and develop potential new offerings in conjunction with our customers. In the early phases of project design, we endeavor to create value in optimizing the selection of equipment for the customer’s specific application, as we are capable of providing technical expertise on product and system capabilities even outside the scope of our specific products, solutions and services. After the equipment is constructed and delivered to the customer’s site, we continue to create value through our aftermarket capabilities by optimizing the performance of the equipment over its operational life. Our skilled service personnel can provide these aftermarket services for our products, as well as many competitors’ products, within the installed base. This value is further enhanced by the global reach of our QRCs and, when combined with our other solutions for our customers’ flow control management needs, allows us to create value for our customers during all phases of the capital expenditure cycle.

New Product Development

We spent $29.5 million, $29.4 million and $34.0 million during 2010, 2009 and 2008, respectively, on R&D initiatives. Our R&D group consists of engineers involved in new product development and improvement of existing products. Additionally, we sponsor consortium programs for research with various universities and jointly conduct limited development work with certain vendors, licensees and customers. We believe current expenditures are adequate to sustain our ongoing and necessary future R&D activities. In addition, we work closely with our customers on customer-sponsored research activities to help execute their R&D initiatives in connection with our products and services. New product development in each of our three business segments is discussed in more detail under the “Business Segments” heading below.

Customers

We sell to a wide variety of customers globally in several distinct industries: oil and gas; chemical; power generation; water management; and a number of other industries that are collectively referred to as “general industries.” No individual customer accounted for more than 10% of our consolidated 2010 revenues. Customer information relating to each of our three business segments is discussed in more detail under the “Business Segments” heading below.

We are not normally required to carry unusually high amounts of inventory to meet customer delivery requirements, although higher backlog levels and longer lead times generally require higher amounts of inventory. We have been working to increase our overall inventory efficiency to improve our operational effectiveness and reduce working capital needs. While we do provide cancellation policies through our contractual relationships, we generally do not provide rights of product return for our customers.

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

Intellectual Property

We own a number of trademarks and patents relating to the names and designs of our products. We consider our trademarks and patents to be valuable assets of our business. In addition, our pool of proprietary information, consisting of know-how and trade secrets related to the design, manufacture and operation of our products, is considered particularly valuable. Accordingly, we take proactive measures to protect such proprietary information. We generally own the rights to the products that we manufacture and sell and are unencumbered by licensing or franchise agreements. Our trademarks can typically be renewed indefinitely as long as they remain in use, whereas our existing patents generally expire 20 years from the dates they were filed, which has occurred at various times in the past. We do not believe that the expiration of any individual patent will have a material adverse impact on our business, financial condition or result of operations.

Raw Materials

The principal raw materials used in manufacturing our products are readily available and include ferrous and non-ferrous metals in the form of bar stock, machined castings, fasteners, forgings and motors, as well as silicon, carbon faces, gaskets and fluoropolymer components. A substantial volume of our raw materials are purchased from outside sources, and we have been able to develop a robust supply chain and anticipate no shortages of such materials in the future. We continually monitor the business conditions of our suppliers to manage competitive market conditions and to avoid potential supply disruptions. We continue to expand global sourcing to capitalize on localization in emerging markets and low-cost sources of purchased goods balanced with efficient consolidated and compliant logistics.

We are a vertically-integrated manufacturer of certain pump and valve products. Certain corrosion-resistant castings for our pumps and valves are manufactured at our foundries. Other metal castings are either manufactured at our foundries or purchased from qualified and approved foundry sources.

Concerning the products we supply to customers in the nuclear power generation industry, suppliers of raw materials for nuclear power generation markets must be qualified by the American Society of Mechanical Engineers. Supply channels for these materials are currently adequate, and we do not anticipate difficulty in obtaining such materials in the future.

Employees and Labor Relations

We have approximately 15,000 employees globally. In the United States (“U.S.”), a portion of the hourly employees at our pump manufacturing plant located in Vernon, California, our pump service center located in Cleveland, Ohio, our valve manufacturing plant located in Lynchburg, Virginia and our foundry located in Dayton, Ohio, are represented by unions. Additionally, some employees at select facilities in the following countries are unionized or have employee works councils: Argentina, Australia, Austria, Brazil, Canada, Finland, France, Germany, Italy, Japan, Mexico, the Netherlands, Poland, Spain, Sweden and the United Kingdom. We believe relations with our employees throughout our operations are generally satisfactory, including those employees represented by unions and employee works councils. No unionized facility accounts for more than 10% of our revenues.

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

We use hazardous substances and generate hazardous wastes in many of our manufacturing and foundry operations. Most of our current and former properties are or have been used for industrial purposes and some may require clean-up of historical contamination. During the due diligence phase of our acquisitions, we conduct environmental site assessments to identify potential environmental liabilities and required clean-up measures. We are currently conducting follow-up investigation and/or remediation activities at those locations where we have known environmental concerns. We have cleaned up a majority of the sites with known historical contamination and are addressing the remaining identified issues.

Over the years, we have been involved as one of many potentially responsible parties (“PRP”) at former public waste disposal sites that are or were subject to investigation and remediation. We are currently involved as a PRP at four Superfund sites. The sites are in various stages of evaluation by government authorities. Our total projected “fair share” cost allocation at these four sites is expected to be immaterial. See “Item 3. Legal Proceedings” included in this Annual Report for more information.

We have established reserves that we currently believe to be adequate to cover our currently identified on-site and off-site environmental liabilities.

Exports

Our export sales from the U.S. to foreign unaffiliated customers were $300.3 million in 2010, $339.6 million in 2009 and $344.3 million in 2008.

Licenses are required from U.S. and other government agencies to export certain products. In particular, products with nuclear power generation and/or military applications are restricted, as are certain other pump, valve and mechanical seal products.

We have voluntarily disclosed to applicable U.S. governmental authorities the results of an audit of our compliance with U.S. export control laws and are voluntarily self-disclosing the violations identified. While disclosure of such violations could result in substantial fines and other penalties, we believe we have adequate accruals for such matters. See “Item 3. Legal Proceedings” included in this Annual Report for more information.

BUSINESS SEGMENTS

In addition to the business segment information presented below, Note 17 to our consolidated financial statements in Item 8 of this Annual Report contains additional financial information about our business segments and geographic areas in which we have conducted business in 2010, 2009 and 2008.

FSG ENGINEERED PRODUCT DIVISION

Our largest business segment is EPD, through which we design, manufacture, distribute and service engineered pumps and pump systems, mechanical seals, auxiliary systems, replacement parts and related equipment. The business consists of long lead-time, highly engineered, custom configured products, which require extensive test requirements and superior project management skills. EPD products and services are primarily used by companies that operate in the oil and gas, power generation, petrochemical, water management and general industries. We market our pump and mechanical seal products through our worldwide sales force and our regional service and repair centers or through independent distributors and sales representatives. A portion of our mechanical seal products is sold directly to original equipment manufacturers for incorporation into rotating equipment requiring mechanical seals.

Our pump products are manufactured in a wide range of metal alloys and with a variety of configurations to meet the critical operating demands of our customers. Mechanical seals are critical to the reliable operation of rotating equipment in that they prevent leakage and emissions of hazardous substances from the rotating equipment and reduce shaft wear on the equipment caused by the use of non-mechanical seals. We also manufacture a gas-lubricated mechanical seal that is used in high-speed compressors for gas pipelines and in the oil and gas production and process markets. Our products are currently manufactured at 26 plants worldwide, nine of which are located in Europe, nine in North America, four in Asia Pacific and four in Latin America.

We also conduct business through strategic foreign joint ventures. We have six unconsolidated joint ventures that are located in China, India, Japan, Saudi Arabia, South Korea and the United Arab Emirates, where a portion of our products are manufactured, assembled or serviced in these territories. These relationships provide numerous strategic opportunities, including increased access to our current and new markets, access to additional manufacturing capacity and expansion of our operational platform to support low-cost sourcing initiatives and capacity demands for other markets.

EPD Products

EPD manufactures more than 40 different active pumps and approximately 185 different models of mechanical seals and sealing systems. The following is a summary list of our EPD products and globally recognized brands:

EPD Product Types

Between Bearings Pumps	Overhung Pumps

• Single Case — Axially Split	• API Process
• Single Case — Radially Split
• Double Case

Positive Displacement Pumps	Mechanical Seals and Seal Support Systems

• Multiphase	• Gas Barrier Seals
• Reciprocating	• Dry-Running Seals
• Screw

Specialty Products

• Nuclear Pumps	• Power Recovery — DWEER
• Nuclear Seals	• Power Recovery — Hydroturbine
• Cryogenic Pumps	• Energy Recovery Devices
• Cryogenic Liquid Expander	• CVP Concrete Volute Pumps
• Hydraulic Decoking Systems

EPD Brand Names

• BW Seals	• LifeCycle Advantage
• Byron Jackson	• Niigata Worthington
• Calder Energy Recovery Devices	• QRCtm
• Cameron	• Pacific
• Durametallic	• Pacific Weits
• Five Star Seal	• Pac-Seal
• Flowserve	• ReadySeal
• Flowstar	• United Centrifugal
• GASPACtm	• Western Land Roller
• IDP	• Wilson-Snyder
• Interseal	• Worthington
• Jeumont-Schneider	• Worthington-Simpson

EPD Services

We provide engineered aftermarket services through our global network of 117 service centers and QRCs, some of which are co-located in manufacturing facilities, in 39 countries. Our EPD service personnel provide a comprehensive set of equipment services for flow management control systems, including installation, commissioning, repair, advanced diagnostics, re-rate and retrofit programs, machining and comprehensive asset management solutions. We provide asset management services and condition monitoring for rotating equipment through special contracts with many of our customers that reduce maintenance costs. A large portion of EPD’s service work is performed on a quick response basis, and we offer 24-hour service in all of our major markets.

EPD New Product Development

Our investments in new product R&D continue to focus on increasing the capability of our products as customer applications become more advanced, demanding greater levels of production (flow, power and pressure) and under more extreme conditions beyond the level of traditional technology. We continue to design solutions and close the technology gaps in developing products and components for pipeline, off-shore and downstream applications for the oil and gas market. Our subsea product development continues in a newly constructed test facility where our multiphase pump and submersible motor have been brought together for complete unit testing.

As new sources of energy generation are explored, we have been developing new product designs to support the most critical applications in the power generation market. New designs and qualification test programs are in process to support the critical services of the modern nuclear power generation plant. Along with the development initiatives of new products in the nuclear power generation industry, we continue to support our installed base with product improvements and design verifications that lead to expanded power capability of existing nuclear power generating plants. Our continued engagement with our end users is exemplified through completion of tests that demonstrate operational capability while pumping contaminated liquid and providing operational verification to support safety requirements. With the acquisition of Calder AG (“Calder”) in 2009, our technology team has been investigating advances in power recovery work exchanger designs for the reverse osmosis market, optimizing the size and range for specific applications.

We continue to address our core products with design enhancements to improve performance and the speed at which we can deliver our products. Application of advanced computational fluid dynamics methods led to the development of a unique stage design for our multistage product, resulting in improved performance and an improved competitive position of the product. Our engineering teams continue to apply and develop sophisticated design technology and methods supporting continuous improvement of our proven technology. Recently formalized advanced technology collaboration agreements provide a channel for expanding our technology reach in Computational Fluid Dynamics and sophisticated acoustic simulations.

In 2010, EPD continued to advance our Technology Advantage platform through the Integrated Solutions Organization (“ISO”). This platform utilizes a combination of our developed technologies and leading edge technology partners to increase our asset management and service capabilities for our end user customers. These technologies include intelligent devices, advanced communication and security protocols, wireless and satellite communications and web-enabled data convergence.

Our investments in new product R&D focus on developing longer-lasting and more efficient products and value-added services. In addition to numerous product upgrades, our recent mechanical seal and seal system innovations include:

•	standard cartridge seal product line that satisfies global requirements for general duty applications in process industries such as chemical, biofuel, water management, petrochemical and power generation;

•	standardized sealing support system product line;

•	pipeline pump seal that improves reliability in high pressure liquid pipeline applications including crude oil, refined hydrocarbons and specialty chemicals;

•	economical pusher and metal bellows cartridge seal family that services the hydrocarbon processing industry and high-end chemical markets;

•	advanced surface treatment technology applied to mechanical seal faces that extends reliability and energy savings for new and retrofit applications;

•	heavy-duty mechanical seal for power plants that features exclusive anti-electro-corrosion technology to improve operational efficiency in hot water services; and

•	a configuration and quotation tool that supports our sealing support system product line.

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

None of these newly developed products or services required the investment of a material amount of our assets or was otherwise material.

EPD Customers

Our customer mix is diversified and includes end users, distributors, leading engineering, procurement and construction firms and original equipment manufacturers. Our sales mix of original equipment products and aftermarket products and services diversifies our business and somewhat mitigates the impact of normal economic cycles on our business. Our sales are diversified among several industries, including oil and gas, power generation, petrochemical, water management and general industries.

EPD Competition

The pump and mechanical seal industry is highly fragmented, with hundreds of competitors. We compete, however, primarily with a limited number of large companies operating on a global scale. Competition among our closest competitors is generally driven by delivery times, expertise, price, breadth of product offerings, contractual terms, previous installation history and reputation for quality. Some of our largest industry competitors include: Sulzer Pump; Ebara Corporation; Eagle Burgmann, which is a joint venture of two traditional global seal manufacturers, Chesterton and AES; John Crane, a unit of Smiths Group Plc; and Clyde Union.

The pump and mechanical seal industry continues to undergo considerable consolidation, which is primarily driven by (i) the need to lower costs through reduction of excess capacity and (ii) customers’ preference to align with global full service suppliers to simplify their supplier base. Despite the consolidation activity, the market remains highly competitive.

We believe that our strongest sources of competitive advantage rest with our extensive range of pumps for the oil and gas, petrochemical and power generation industries, our large installed base, our strong customer relationships, our more than 200 years of legacy experience in manufacturing and servicing pumping equipment, our reputation for providing quality engineering solutions and our ability to deliver engineered new seal product orders within 72 hours from the customer’s request through design, engineering, manufacturing, testing and delivery.

EPD Backlog

EPD’s backlog of orders as of December 31, 2010 was $1.4 billion (including $25.5 million of interdivision backlog, which is eliminated and not included in consolidated backlog), compared with $1.4 billion (including $30.0 million of interdivision backlog) as of December 31, 2009. We expect to ship 80% of December 31, 2010 backlog during 2011.

FSG INDUSTRIAL PRODUCT DIVISION

Through IPD we design, manufacture, distribute and service pre-configured pumps and pump systems, including submersible motors for industrial markets. Our globalized operating platform, low-cost sourcing and continuous improvement initiatives are essential aspects of this business. IPD’s standardized, general purpose pump products are primarily utilized by the oil and gas, chemical, water management, power generation and general industries. Our products are currently manufactured at 13 plants worldwide, three of which are located in the U.S. and six in Europe. IPD operates 21 QRCs worldwide, including 11 sites in Europe and four in the U.S., including those co-located in manufacturing facilities.

IPD Products

IPD manufactures approximately 40 different active pumps. Our pump products are manufactured in a wide range of metal alloys and non-metallics with a variety of configurations to meet the critical operating demands of our customers. The following is a summary list of our IPD products and globally recognized brands:

IPD Pump Product Types

Overhung	Between Bearings

• Chemical Process ANSI and ISO	• Single Case — Axially Split
• Industrial Process	• Single Case — Radially Split
• Slurry and Solids Handling

Specialty Products	Vertical

• Molten Salt VTP Pump	• Wet Pit
• Submersible Pump	• Deep Well Submersible Motor
• Thruster	• Slurry and Solids Handling
• Geothermal Deepwell	• Sump
• Barge Pump

Positive Displacement

• Gear

IPD Brand Names

• Aldrich	• Sier Bath
• Durco	• TKL
• IDP	• Western Land Roller
• Pacific	• Worthington
• Pleuger	• Worthington-Simpson
• Scienco

IPD Services

We market our pump products through our worldwide sales force and our regional service and repair centers or through independent distributors and sales representatives. We provide an array of aftermarket services including product installation and commissioning services, spare parts, repairs, re-rate and upgrade solutions, advanced diagnostics and maintenance solutions through our global network of 21 QRCs, some of which are co-located in manufacturing facilities, in 11 countries.

IPD New Product Development

Our IPD development projects target product feature enhancements, design improvements and sourcing opportunities that will improve the competitive position of our industrial pump product lines. We continue to address our core products with design enhancements to improve performance and the speed at which we can deliver our products. Introduction of permanent magnet motor technology into our submersible motor designs is resulting in improved product efficiency. Extending the capability of products as demonstrated by successful installation of our vertical pumps in the high temperature molten salt service is one example of our focus to apply technology where specific design solutions are required. Additionally, cost reduction projects incorporating product rationalization, value engineering, LEAN manufacturing and overhead reduction are key drivers for IPD.

None of these newly developed products or services required the investment of a material amount of our assets or was otherwise material.

IPD Customers

Our customer mix is diversified and includes leading engineering, procurement and construction firms, original equipment manufacturers, distributors and end users. Our sales mix of original equipment products and aftermarket products and services diversifies our business and helps mitigate the impact of normal economic cycles on our business. Our sales are diversified among several industries, including oil and gas, water management, chemical, power generation and general industries.

IPD Competition

The industrial pump industry is highly fragmented, with many competitors. We compete, however, primarily with a limited number of large companies operating on a global scale. Competition among our closest competitors is generally driven by delivery times, expertise, price, breadth of product offerings, contractual terms, previous installation history and reputation for quality. Some of our largest industry competitors include ITT Industries, KSB Inc. and Sulzer Pumps.

We believe that our strongest sources of competitive advantage rest with our extensive range of pumps for the chemical and petrochemical industries, our large installed base, our strong customer relationships, our more than 200 years of legacy experience in manufacturing and servicing pumping equipment and our reputation for providing quality engineering solutions.

IPD Backlog

IPD’s backlog of orders as of December 31, 2010 was $568.0 million (including $38.5 million of interdivision backlog, which is eliminated and not included in consolidated backlog), compared with $555.6 million (including

$19.8 million of interdivision backlog) as of December 31, 2009. We expect to ship 88% of December 31, 2010 backlog during 2011.

FLOW CONTROL DIVISION

FCD designs, manufactures, distributes and services a broad portfolio of industrial valve and automation solutions, including isolation and control valves, actuation, controls and related equipment. In addition, FCD offers energy management products such as steam traps, boiler controls and condensate and energy recovery systems. FCD leverages its experience and application know-how by offering a complete menu of engineering and project management services to complement its expansive product portfolio. FCD products are used to control, direct and manage the flow of liquids and gases and are an integral part of any flow control system. Our valve products are most often customized and engineered to perform specific functions within each customer’s unique flow control environment.

Our flow control products are primarily used by companies operating in the chemical (including pharmaceutical), power generation (nuclear, fossil and renewable), oil and gas, water management and general industries, including aerospace, pulp and paper and mining. FCD has 54 sites worldwide, including 25 principal manufacturing facilities (five of which are located in the U.S.) and 29 QRCs, including three consolidated joint ventures. A small portion of our valves is also produced through an unconsolidated foreign joint venture in India.

FCD Products

Our valve, automation and controls product and solutions portfolio represents one of the most comprehensive in the flow control industry. Our products are used in a wide variety of applications, from general service to the most severe and demanding services, including those involving high levels of corrosion, extreme temperatures and/or pressures, zero fugitive emissions and emergency shutdown.

Our “smart” valve and diagnostic technologies integrate sensors, microprocessor controls and software into high performance integrated control valves, digital positioners and switchboxes for automated on/off valve assemblies and electric actuators. These technologies permit real-time system analysis, system warnings and remote indication of asset health. These technologies have been developed in response to the growing demand for reduced maintenance, improved process control efficiency and digital communications at the plant level. We are committed to further enhancing the quality of our product portfolio by continuing to upgrade our existing offerings with cutting-edge technologies.

Our valve automation products encompass a broad range of pneumatic, electric, hydraulic and stored energy actuation designs to take advantage of whatever power source the customer has available. FCD’s actuation products can even utilize the process fluid flowing through the pipeline as a source of power to actuate the valve. Our actuation products also cover one of the widest ranges of output torques in the industry, providing the ability to automate anything from the smallest linear globe valve to the largest multi-turn gate valve. Most importantly, FCD combines best-in-class mechanical designs with the latest in digital controls in order to provide complete integrated automation solutions that optimize the combined valve-actuator-controls package.

The following is a summary list of our generally available valve and automation products and globally recognized brands:

FCD Product Types

• Valve Automation Systems	• Digital Positioners
• Control Valves	• Pneumatic Positioners
• Ball Valves	• Intelligent Positioners
• Gate Valves	• Electric/Electronic Actuators
• Globe Valves	• Pneumatic Actuators
• Check Valves	• Hydraulic Actuators
• Butterfly Valves	• Diaphragm Actuators
• Lined Plug Valves	• Direct Gas and Gas-over-Oil Actuators
• Lined Ball Valves	• Limit Switches
• Lubricated Plug Valves	• Steam Traps
• Non-Lubricated Plug Valves	• Condensate and Energy Recovery Systems
• Integrated Valve Controllers	• Boiler Controls
• Diagnostic Software	• Digital Communications
• Electro Pneumatic Positioners	• Valve and Automation Repair Services

FCD Brand Names

• Accord	• NAF
• Anchor/Darling	• NAVAL
• Argus	• Noble Alloy
• Atomac	• Norbro
• Automax	• Nordstrom
• Durco	• PMV
• Edward	• Serck Audco
• Flowserve	• Schmidt Armaturen
• Gestra	• Valbart
• Kammer	• Valtek
• Limitorque	• Vogt
• McCANNA/MARPAC	• Worcester Controls

FCD Services

We provide aftermarket products and services through our network of 29 QRCs located around the world. Our service personnel provide comprehensive equipment maintenance services for flow control systems, including advanced diagnostics, repair, installation, commissioning, retrofit programs and field machining capabilities. A large portion of our service work is performed on a quick response basis, which includes 24-hour service in all of our major markets. We also provide in-house repair and return manufacturing services worldwide through our manufacturing facilities. We believe our ability to offer comprehensive, quick turnaround services provides us with a unique competitive advantage and unparalleled access to our customers’ installed base of flow control products.

FCD New Product Development

Our R&D investment is focused on areas that will advance our technological leadership and further differentiate our competitive advantage from a product perspective. Investment has been focused on significantly enhancing the digital integration and interoperability of valve top works (e.g., positioners, actuators, limit switches and associated accessories) with Distributed Control Systems (“DCS”). We continue to pursue the development and deployment of next-generation hardware and software for valve diagnostics and the integration of the resulting device intelligence through the DCS to provide a practical and effective asset management capability for the end user. In addition to developing these new capabilities and value-added services, our investments also include product portfolio expansion and fundamental research in material sciences in order to increase the temperature, pressure and corrosion/erosion-resistance limits of existing products, as well as noise and cavitation reduction. These investments are made by adding new resources and talent to the organization, as well as leveraging the experience of EPD and IPD and increasing our collaboration with third parties. We expect to continue our R&D investments in the areas discussed above.

None of these newly developed valve products or services required the investment of a material amount of our assets or was otherwise material.

FCD Customers

Our customer mix spans several markets, including the chemical, oil and gas, power generation, water management, pulp and paper, mining and other general industries. Our product mix includes original equipment and aftermarket parts and services. FCD contracts with a variety of customers, ranging from engineering, procurement and construction firms, to distributors, end users and other original equipment manufacturers.

FCD Competition

While in recent years the valve market has undergone a significant amount of consolidation, the market remains highly fragmented. Some of the largest valve industry competitors include Tyco, Cameron, Emerson, General Electric and Crane Co.

Our market research and assessments indicate that the top 10 global valve manufacturers collectively comprise less than 25% of the total valve market. Based on independent industry sources, we believe that we are the fourth largest industrial valve supplier in the world. We believe that our strongest sources of competitive advantage rest with our comprehensive portfolio of valve products and services, our focus on execution and our expertise in severe corrosion and erosion applications.

FCD Backlog

FCD’s backlog of orders as of December 31, 2010 was $658.5 million, compared with $485.3 million as of December 31, 2009. We expect to ship 83% of December 31, 2010 backlog during 2011.

AVAILABLE INFORMATION

We maintain an Internet web site at www.flowserve.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 are made available free of charge through the “Investor Relations” section of our Internet web site as soon as reasonably practicable after we electronically file the reports with, or furnish the reports to, the U.S. Securities and Exchange Commission (“SEC”).

Also available on our Internet web site are our Corporate Governance Guidelines for our Board of Directors and Code of Ethics and Business Conduct, as well as the charters of the Audit, Finance, Organization and Compensation and Corporate Governance and Nominating Committees of our Board of Directors and other important governance documents. All of the foregoing documents may be obtained through our Internet web site as noted above and are available in print without charge to shareholders who request them. Information contained on or available through our Internet web site is not incorporated into this Annual Report or any other document we file with, or furnish to, the SEC.

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

The businesses of many of our customers, particularly oil and gas companies, chemical companies and general industrial companies, are to varying degrees cyclical and have experienced periodic downturns. Our customers in these industries, particularly those whose demand for our products and services is primarily profit-driven, historically have tended to delay large capital projects, including expensive maintenance and upgrades, during economic downturns. For example, our chemical customers generally tend to reduce their spending on capital investments and operate their facilities at lower levels in a soft economic environment, which reduces demand for our products and services. Additionally, fluctuating energy demand forecasts and lingering uncertainty concerning commodity pricing can cause our customers to be more conservative in their capital planning, which may reduce demand for our products and services. Reduced demand for our products and services could result in the delay or cancellation of existing orders or lead to excess manufacturing capacity, which unfavorably impacts our absorption of fixed manufacturing costs. This reduced demand may also erode average selling prices in our industry. Any of these results could adversely affect our business, financial condition, results of operations and cash flows.

Additionally, some of our customers may delay capital investment and maintenance even during favorable conditions in their markets. Lingering effects of global financial markets and banking systems disruptions experienced in 2008 and 2009 continue to make credit and capital markets difficult for some companies to access, and the costs of newly raised debt for most companies have generally increased. Any difficulty in accessing these markets and the increased associated costs can have a negative effect on investment in large capital projects, including necessary maintenance and upgrades, even during favorable market conditions. In addition, the liquidity and financial position of our customers could impact their ability to pay in full and/or on a timely basis. Any of these factors, whether individually or in the aggregate, could have a material adverse effect on our customers and, in turn, our business, financial condition, results of operations and cash flows.

Volatility in commodity prices, effects from credit and capital market disruptions and a sluggish global economic recovery could prompt customers to delay or cancel existing orders, which could adversely affect the viability of our backlog and could impede our ability to realize revenues on our backlog.

Our backlog represents the value of uncompleted customer orders. While we cannot be certain that reported backlog will be indicative of future results, our ability to accurately value our backlog can be adversely affected by numerous factors, including the health of our customers’ businesses and their access to capital, volatility in commodity prices and economic uncertainty. While we attempt to mitigate the financial consequences of order delays and cancellations through contractual provisions and other means, if we were to experience a significant increase in order delays or cancellations that can result from the aforementioned economic conditions, it could impede or delay our ability to realize anticipated revenues on our backlog. Such a loss of anticipated revenues could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may be unable to deliver our sizeable backlog on time, which could affect our revenues, future sales and profitability and our relationships with customers.

At December 31, 2010, backlog was $2.6 billion. In 2011, our ability to meet customer delivery schedules for backlog is dependent on a number of factors including, but not limited to, sufficient manufacturing plant capacity, adequate supply channel access to the raw materials and other inventory required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects and appropriate planning and scheduling of manufacturing resources. Many of the contracts we enter into with our customers require long manufacturing lead times and contain penalty clauses related to on-time delivery. Failure to deliver in accordance with customer expectations could subject us to financial penalties, may result in damage to existing customer relationships and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We sell our products in highly competitive markets, which results in pressure on our profit margins and limits our ability to maintain or increase the market share of our products.

The markets for our products and services are geographically diverse and highly competitive. We compete against large and well-established national and global companies, as well as regional and local companies, low-cost replicators of spare parts and in-house maintenance departments of our end user customers. We compete based on price, technical expertise, timeliness of delivery, contractual terms, previous installation history and reputation for quality and reliability. Competitive environments in slow growth industries and for original equipment orders have been inherently more influenced by pricing and domestic and global economic conditions during 2010, and current economic forecasts suggest that the competitive influence of pricing has broadened. Additionally, some of our customers have been attempting to reduce the number of vendors from which they purchase in order to reduce the size and diversity of their inventory. To remain competitive, we must invest in manufacturing, marketing, customer service and support and our distribution networks. No assurances can be made that we will have sufficient resources to continue to make the investment required to maintain or increase our market share or that our investments will be successful. If we do not compete successfully, our business, financial condition, results of operations and cash flows could be materially adversely affected.

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

At the outset of 2009, we announced a strategic realignment initiative intended to reduce and optimize certain non-strategic manufacturing facilities and our overall cost structure. This initiative was expanded in the latter half of 2009 to include additional realignment activities in the remainder of 2009 and continuing to a lesser extent into 2010 and 2011. This initiative involved structural changes in our global manufacturing footprint through additional migration to low-cost regions, additional consolidation of product manufacturing and further Selling, General and Administrative Expense (“SG&A”) reductions. We also announced as part of our larger realignment strategy and to better serve our customers that, effective January 1, 2010, we consolidated the former Flowserve Pump Division and former Flow Solutions Division into the Flow Solutions Group.

While we anticipate significant financial benefits from our strategic realignment, anticipated cost savings are by their nature estimates that are difficult to predict and are necessarily inexact. Further, integration and realignment activities can place substantial demands on management, which could divert attention from other business priorities. While our activities concerning these initiatives are substantially complete, the lingering adverse effects from our integration and our execution of realignment activities could interfere with our realization of anticipated synergies, customer service improvements and cost savings from these strategic initiatives. This failure could, in turn, materially adversely affect our business, financial condition, results of operations and cash flows.

Economic, political and other risks associated with international operations could adversely affect our business.

A substantial portion of our operations is conducted and located outside the U.S. We have manufacturing, sales or service facilities in more than 50 countries and sell to customers in over 90 countries, in addition to the U.S. Moreover, we primarily outsource certain of our manufacturing and engineering functions to, and source our raw materials and components from, China, Eastern Europe, India, Latin America and Mexico. Accordingly, our business and results of operations are subject to risks associated with doing business internationally, including:

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

Due to the international scope of our operations, the system of laws and regulations to which we are subject is complex and includes, without limitation, regulations issued by the U.S. Customs and Border Protection, the

U.S. Department of Commerce’s Bureau of Industry and Security, the U.S. Treasury Department’s Office of Foreign Assets Control and various foreign governmental agencies, including applicable export controls, customs, currency exchange control and transfer pricing regulations, as applicable. No assurances can be made that we will continue to be found to be operating in compliance with, or be able to detect violations of, any such laws or regulations. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.

We are also subject to risks associated with certain of our foreign subsidiaries autonomously making sales and providing related services, under their own local authority, to customers in countries that have been designated by the U.S. State Department as state sponsors of terrorism, including Iran, Syria and Sudan. Due to the growing political uncertainties associated with these countries, in 2006, our foreign subsidiaries began a voluntary withdrawal, on a phased basis, from conducting new business in these countries. The aggregate amount of all business done by our foreign subsidiaries for customers in Iran, Syria and Sudan accounted for less than 0.5% of our consolidated global revenue in 2010. While substantially all new business with these countries has been voluntarily phased out, our foreign subsidiaries may independently continue to honor certain existing contracts, commitments and warranty obligations in compliance with U.S. and other applicable laws and regulations.

Our international operations expose us to fluctuations in foreign currency exchange rates.

A significant portion of our revenue and certain of our costs, assets and liabilities, are denominated in currencies other than the U.S. dollar. The primary currencies to which we have exposure are the Euro, British pound, Mexican peso, Brazilian real, Indian rupee, Japanese yen, Singapore dollar, Argentine peso, Canadian dollar, Chinese yuan, Colombian peso, Chilean peso and South African rand. Certain of the foreign currencies to which we have exposure, such as the Argentinean peso and the Venezuelan bolivar, have undergone significant devaluation in the past, which can reduce the value of our local monetary assets, reduce the U.S. dollar value of our local cash flow, generate local currency losses that may impact our ability to pay future dividends from our subsidiary to the parent company and potentially reduce the U.S. dollar value of future local net income. Although we enter into forward exchange contracts to economically hedge some of our risks associated with transactions denominated in certain foreign currencies, no assurances can be made that exchange rate fluctuations will not adversely affect our financial condition, results of operations and cash flows.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws and regulations.

The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery laws and regulations in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. government officials for the purpose of obtaining or retaining business or securing an improper business advantage. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world and sell to industries that have experienced corruption to some degree. If we are found to be liable for FCPA or other similar anti-bribery law or regulatory violations, whether due to our or others’ actions or inadvertence, we could be subject to civil and criminal penalties or other sanctions that could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

Any self-reported violations of U.S. export control laws and regulations may result in civil or criminal penalties, including fines and/or other penalties. We are currently engaged in discussions with U.S. regulators about such penalties as part of our effort to resolve this matter; however, we currently do not believe any such penalties will have a material adverse impact on our company.

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

We use hazardous substances and generate hazardous wastes in many of our manufacturing and foundry operations. Most of our current and former properties are or have been used for industrial purposes, and some may require clean-up of historical contamination. We are currently conducting investigation and/or remediation activities at a number of locations where we have known environmental concerns. In addition, we have been identified as one of many PRPs at four Superfund sites. The projected cost of remediation at these sites, as well as our alleged “fair share” allocation, while not anticipated to be material, has been reserved. However, until all studies have been completed and the parties have either negotiated an amicable resolution or the matter has been judicially resolved, some degree of uncertainty remains.

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

We are a defendant in a substantial number of lawsuits that seek to recover damages for personal injury allegedly resulting from exposure to asbestos-containing products formerly manufactured and/or distributed by us. Such products were used as internal components of process equipment, and we do not believe that there was any significant emission of asbestos-containing fibers during the use of this equipment. Although we are defending these allegations vigorously and believe that a high percentage of these lawsuits are covered by insurance or indemnities from other companies, there can be no assurance that we will prevail or that payments made by insurance or such other companies would be adequate. Unfavorable rulings, judgments or settlement terms could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Our business may be adversely impacted by work stoppages and other labor matters.

As of December 31, 2010, we had approximately 15,000 employees, of which approximately 5,000 were located in the U.S. Approximately 7% of our U.S. employees are represented by unions. We also have unionized employees or employee work councils in Argentina, Australia, Austria, Brazil, Canada, Finland, France, Germany, Italy, Japan, Mexico, the Netherlands, Poland, Spain, Sweden and the United Kingdom. No unionized facility produces more than 10% of our revenues. Although we believe that our relations with our employees are strong and we have not experienced any material strikes or work stoppages recently, no assurances can be made that we will not in the future experience these and other types of conflicts with labor unions, works councils, other groups representing employees or our employees generally, or that any future negotiations with our labor unions will not result in significant increases in our cost of labor.

Inability to protect our intellectual property could negatively affect our competitive position.

We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. We cannot guarantee, however, that the steps we have taken to protect our intellectual property will be adequate to prevent infringement of our rights or misappropriation of our technology. For example, effective patent, trademark, copyright and trade secret protection may be unavailable or limited in some of the foreign countries in which we operate. In addition, while we generally enter into confidentiality agreements with our employees and third parties to protect our intellectual property, such confidentiality agreements could be breached or otherwise may not provide meaningful protection for our trade secrets and know-how related to the design, manufacture or operation of our products. If it became necessary for us to resort to litigation to protect our intellectual property rights, any proceedings could be burdensome and costly, and we may not prevail. Further, adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and manufacturing expertise. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our business, financial condition, results of operations and cash flows.

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

We continually review our funding policy related to our U.S. pension plan in accordance with applicable laws and regulations. The impact of the performance of global financial markets in recent years has reduced the value of investments held in trust to support pension plans. Additionally, U.S. regulations are continually increasing the minimum level of funding for U.S pension plans. The combined impact of these changes has required significant contributions to our pension plans in recent years, which is likely to continue, albeit to a lesser extent, in 2011. Contributions to our pension plans reduce the availability of our cash flows to fund working capital, capital expenditures, research and development efforts and other general corporate purposes.

We may incur material costs as a result of product liability and warranty claims, which could adversely affect our financial condition, results of operations and cash flows.

We may be exposed to product liability and warranty claims in the event that the use of one of our products results in, or is alleged to result in, bodily injury and/or property damage or our products actually or allegedly fail to perform as expected. While we maintain insurance coverage with respect to certain product liability claims, we may not be able to obtain such insurance on acceptable terms in the future, and any such insurance may not provide adequate coverage against product liability claims. In addition, product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant periods of time, regardless of the ultimate outcome. An unsuccessful defense of a product liability claim could have an adverse effect on our business, financial condition, results of operations and cash flows. Even if we are successful in defending against a claim relating to our products, claims of this nature could cause our customers to lose confidence in our products and our company. Warranty claims are not generally covered by insurance, and we may incur significant warranty costs in the future for which we would not be reimbursed.

The recording of increased deferred tax asset valuation allowances in the future could affect our operating results.

We currently have significant net deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences that are available to reduce taxable income in future periods. Based on our assessment of our deferred tax assets, we determined, based on projected future income and certain available tax planning strategies, that approximately $225 million of our deferred tax assets will more likely than not be realized in the future, and no valuation allowance is currently required for this portion of our deferred tax assets. Should we determine in the future that these assets will not be realized, we will be required to record an additional valuation allowance in connection with these deferred tax assets and our operating results would be adversely affected in the period such determination is made.

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

Our bank credit facilities also contain covenants requiring us to deliver to lenders certificates of compliance with leverage and interest coverage financial covenants and our audited annual and unaudited quarterly financial statements. Our ability to comply with these covenants may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default which, if not cured or waived, may have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may not be able to continue to expand our market presence through acquisitions, and any future acquisitions may present unforeseen integration difficulties or costs.

Since 1997, we have expanded through a number of acquisitions, and we may pursue strategic acquisitions of businesses in the future. Our ability to implement this growth strategy will be limited by our ability to identify appropriate acquisition candidates, covenants in our credit agreement and other debt agreements and our financial resources, including available cash and borrowing capacity. Acquisitions may require additional debt financing, resulting in higher leverage and an increase in interest expense. In addition, acquisitions may require large one-time charges and can result in the incurrence of contingent liabilities, adverse tax consequences, substantial depreciation or deferred compensation charges, the amortization of identifiable purchased intangible assets or impairment of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Forward-Looking Information is Subject to Risk and Uncertainty

This Annual Report and other written reports and oral statements we make from time-to-time include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Annual Report regarding our financial position, business strategy, plans and objectives of management for future operations, industry conditions, market conditions and indebtedness covenant compliance are forward-looking statements. In some cases forward looking statements can be identified by terms such as “may,” “should,” “expects,” “could,” “intends,” “projects,” “predicts,” “plans,” “anticipates,” “estimates,” “believes,” “forecasts” or other comparable terminology. These statements are not historical facts or guarantees of future performance but instead are based on current expectations and are subject to significant risks, uncertainties and other factors, many of which are outside of our control.

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

Our major manufacturing facilities (those with 50,000 or more square feet of manufacturing capacity) operating at December 31, 2010 are presented in the table below. See “Item 1. Business” in this Annual Report for further information with respect to all of our manufacturing and operational facilities, including QRCs:

	Number	Approximate
	of Plants	Square Footage

EPD
U.S.	4	733,000
Non-U.S.	15	2,004,000
IPD
U.S.	3	566,000
Non-U.S.	6	1,529,000
FCD
U.S.	5	1,027,000
Non-U.S.	12	1,410,000

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

We believe that our current facilities are adequate to meet the requirements of our present and foreseeable future operations. We continue to review our capacity requirements as part of our strategy to optimize our global manufacturing efficiency. See Note 11 to our consolidated financial statements included in Item 8 of this Annual Report for additional information regarding our operating lease obligations.

ITEM 3.	LEGAL PROCEEDINGS

We are party to the legal proceedings that are described in Note 13 to our consolidated financial statements included in Item 8 of this Annual Report, and such disclosure is incorporated by reference into this “Item 3. Legal Proceedings.” In addition to the foregoing, we and our subsidiaries are named defendants in certain other routine lawsuits incidental to our business and are involved from time to time as parties to governmental proceedings, all arising in the ordinary course of business. Although the outcome of lawsuits or other proceedings involving us and our subsidiaries cannot be predicted with certainty, and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not currently expect these matters, either individually or in the aggregate, to have a material effect on our financial position, results of operations or cash flows. We have established reserves covering exposures relating to contingencies to the extent believed to be reasonably estimable and probable based on past experience and available facts.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “FLS.” On February 18, 2011, our records showed 1,555 shareholders of record. The following table sets forth the range of high and low prices per share of our common stock as reported by the NYSE for the periods indicated.

PRICE RANGE OF FLOWSERVE COMMON STOCK
(Intraday High/Low Prices)

	2010	2009

First Quarter	$112.30/$89.15	$61.18/$43.23
Second Quarter	$119.83/$81.35	$85.00/$54.54
Third Quarter	$110.98/$83.60	$102.42/$60.90
Fourth Quarter	$119.83/$96.27	$108.85/$92.76

The table below presents declaration, record and payment dates, as well as the per share amounts, of dividends on our common stock during 2010 and 2009:

Declaration Date	Record Date	Payment Date	Dividend Per Share

December 15, 2010	December 31, 2010	January 14, 2011	$0.29
August 12, 2010	September 30, 2010	October 14, 2010	0.29
May 18, 2010	June 30, 2010	July 14, 2010	0.29
February 24, 2010	March 24, 2010	April 7, 2010	0.29

Declaration Date	Record Date	Payment Date	Dividend Per Share

November 23, 2009	December 23, 2009	January 6, 2010	$0.27
August 25, 2009	September 23, 2009	October 7, 2009	0.27
May 15, 2009	June 24, 2009	July 8, 2009	0.27
February 25, 2009	March 25, 2009	April 8, 2009	0.27

On February 22, 2010, our Board of Directors authorized an increase in the payment of quarterly dividends on our common stock from $0.27 per share to $0.29 per share payable quarterly beginning on April 7, 2010. On February 21, 2011, our Board of Directors authorized an increase in the payment of quarterly dividends on our common stock from $0.29 per share to $0.32 per share payable quarterly beginning on April 14, 2011. Any subsequent dividends will be reviewed by our Board of Directors on a quarterly basis and declared at its discretion dependent on its assessment of our financial situation and business outlook at the applicable time. Our credit facilities contain covenants that could restrict our ability to declare and pay dividends on our common stock. See the discussion of our credit facilities under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this Annual Report and in Note 11 to our consolidated financial statements included in Item 8 of this Annual Report.

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

During the quarter ended December 31, 2010, we repurchased a total of 112,500 shares of our common stock under the program for $11.9 million (representing an average cost of $106.14 per share). Since the adoption of this program, we have repurchased a total of 2,735,600 shares of our common stock for $251.9 million (representing an average cost of $92.08 per share). As of December 31, 2010, we had 58.9 million shares issued and outstanding (excluding the impact of treasury shares). We may repurchase up to an additional $48.1 million of our common stock under the stock repurchase program. The following table sets forth the repurchase data for each of the three months during the quarter ended December 31, 2010:

					Maximum Number of
					Shares (or
				Total Number of	Approximate Dollar
	Total Number			Shares Purchased as	Value) That May Yet
	of Shares		Average Price Paid	Part of Publicly	Be Purchased Under
Period	Purchased		per Share	Announced Plan	the Plan
					(In millions)

October 1-31	240	(1)	$113.70	—	$60.0
November 1-30	113,659	(2)	106.06	112,500	48.1
December 1-31	9	(3)	116.52	—	48.1

Total	113,908		$106.07	112,500

(1)	Represents shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards at an average price per share of $113.70.

(2)	Includes a total of 50 shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards at an average price per share of $107.67 and includes 1,109 shares of common stock purchased at a price of $98.50 per share by a rabbi trust that we maintain in connection with our director deferral plans pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

(3)	Represents shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards at an average price per share of $116.52.

Stock Performance Graph

The following graph depicts the most recent five-year performance of our common stock with the S&P 500 Index and S&P 500 Industrial Machinery. The graph assumes an investment of $100 on December 31, 2005, and assumes the reinvestment of any dividends over the following five years. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	Base
	Period
Company/Index	2005	2006	2007	2008	2009	2010
Flowserve Corporation	$100.00	$127.58	$245.19	$132.84	$247.20	$315.26
S&P 500 Index	100.00	115.79	122.16	76.96	97.33	111.99
S&P 500 Industrial Machinery	100.00	114.19	138.42	82.99	115.95	157.62

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2010(a)	2009(b)	2008	2007	2006(c)
	(Amounts in thousands, except per share data and ratios)

RESULTS OF OPERATIONS
Sales	$4,032,036	$4,365,262	$4,473,473	$3,762,694	$3,061,063
Gross profit	1,409,693	1,548,132	1,580,312	1,247,722	1,007,302
Selling, general and administrative expense	(844,990)	(934,451)	(981,597)	(854,527)	(781,182)
Operating income(d)	581,352	629,517	615,678	411,890	240,948
Interest expense	(34,301)	(40,005)	(51,293)	(60,119)	(65,688)
Provision for income taxes	(141,596)	(156,460)	(147,721)	(104,294)	(73,238)
Income from continuing operations	388,290	427,887	442,413	257,744	115,367
Income from continuing operations per share (diluted)	6.88	7.59	7.71	4.44	2.02
Net earnings attributable to Flowserve Corporation	388,290	427,887	442,413	255,774	115,032
Net earnings per share of Flowserve Corporation common shareholders (diluted)(e)	6.88	7.59	7.71	4.44	2.01
Cash flows from operating activities	355,775	431,277	408,790	417,668	163,186
Cash dividends declared per share	1.16	1.08	1.00	0.60	—
FINANCIAL CONDITION
Working capital	$1,067,369	$1,041,239	$724,429	$646,591	$418,846
Total assets	4,459,910	4,248,894	4,023,694	3,520,421	2,869,235
Total debt	527,711	566,728	573,348	557,976	564,569
Retirement obligations and other liabilities	414,272	449,691	495,883	419,229	403,998
Total equity	2,113,033	1,801,747	1,374,198	1,300,217	1,024,682
FINANCIAL RATIOS
Return on average net assets	14.2%	18.2%	20.4%	13.8%	8.1%
Net debt to net capital ratio(f)	−1.4%	−5.1%	6.9%	12.4%	32.5%

(a)	Results of operations in 2010 include costs of $18.3 million resulting from realignment initiatives, resulting in a reduction of after tax net earnings of $13.4 million.

(b)	Results of operations in 2009 include costs of $68.1 million resulting from realignment initiatives, resulting in a reduction of after tax net earnings of $49.8 million.

(c)	Results of operations in 2006 include stock option expense of $6.9 million as a result of adoption of Accounting Standards Codification (“ASC”) 718, “Compensation — Stock Compensation,” resulting in a reduction in after tax net earnings of $5.5 million.

(d)	Retrospective adjustments were made to prior period information to conform to current period presentation. These retrospective adjustments resulted from our adoption of guidance related to noncontrolling interests under ASC 810, “Consolidation,” which was effective January 1, 2009.

(e)	Retrospective adjustments were made to prior period information to conform to current period presentation. These retrospective adjustments resulted from our adoption of guidance related to the two-class method of calculating earnings per share under ASC 260, “Earnings Per Share,” which was effective January 1, 2009.

(f)	Cash and cash equivalents exceeded total debt by $29.9 million and $87.6 million at December 31, 2010 and 2009, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the accompanying consolidated financial statements and notes. See “Item 1A. Risk Factors” and the “Forward-Looking Statements” section therein for a discussion of the risks, uncertainties and assumptions associated with these statements. Unless otherwise noted, all amounts discussed herein are consolidated.

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

Our business model is significantly influenced by the capital spending of global infrastructure industries for the placement of new products into service and aftermarket services for existing operations. The worldwide installed base of our products is an important source of aftermarket revenue, where products are expected to ensure the maximum operating time of many key industrial processes. Over the past several years, we have significantly invested in our aftermarket strategy to provide local support to maximize our customers’ investment in our offerings, as well as to provide business stability during various economic periods. The aftermarket business, which is served by more than 150 of our QRCs located around the globe, provides a variety of service offerings for our customers including spare parts, service solutions, product life cycle solutions and other value-added services, and is generally a higher margin business and a key component of our profitable growth.

As previously disclosed in our 2009 Annual Report on Form 10-K and our 2010 Quarterly Reports on Form 10-Q, we reorganized our divisional operations by combining the former Flowserve Pump Division and former Flow Solutions Division into Flow Solutions Group (“FSG”), effective January 1, 2010. FSG has been divided into two reportable segments based on type of product and how we manage the business: FSG Engineered Product Division (“EPD”) and FSG Industrial Product Division (“IPD”). Flow Control Division (“FCD”) was not affected. We have retrospectively adjusted prior period financial information to reflect our current reporting structure.

Our operations are conducted through three business segments that are referenced throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”):

•	EPD for long lead-time, engineered pumps and pump systems, mechanical seals, auxiliary systems and replacement parts and related services;

•	IPD for pre-configured pumps and pump systems and related products and services; and

•	FCD for engineered and industrial valves, control valves, actuators and controls and related services.

The reputation of our product portfolio is built on more than 50 well-respected brand names such as Worthington, IDP, Valtek, Limitorque and Durametallic, which we believe to be one of the most comprehensive in the industry. The products and services are sold either directly or through designated channels to more than 10,000 companies, including some of the world’s leading engineering, procurement and construction firms, original equipment manufacturers, distributors and end users.

We continue to build on our geographic breadth through our QRC network with the goal to be positioned as near to the customers as possible for service and support in order to capture this important aftermarket business.

Along with ensuring that we have the local capability to sell, install and service our equipment in remote regions, it is equally imperative to continuously improve our global operations. We continue to expand our global supply chain capability to meet global customer demands and ensure the quality and timely delivery of our products. We continue to devote resources to improving the supply chain processes across our divisions to find areas of synergy and cost reduction and to improve our supply chain management capability to ensure it can meet global customer demands. We continue to focus on improving on-time delivery and quality, while managing warranty costs as a percentage of sales across our global operations, through the assistance of a focused Continuous Improvement Process (“CIP”) initiative. The goal of the CIP initiative, which includes lean manufacturing, six sigma business management strategy and value engineering, is to maximize service fulfillment to customers through on-time delivery, reduced cycle time and quality at the highest internal productivity.

We experienced improved demand for original equipment in 2010 as compared with 2009. As the effects from the global recession began to diminish, several demand forecasts improved, which promoted increased capital investment spending and planning. The oil and gas industry saw improved conditions as the developing regions’ economic growth plans rekindled projections of demand growth for oil and natural gas. Pipeline and refining investments were driven by infrastructure expansion plans in these growing regions. The developing regions also experienced improved conditions in the investment in chemical processing and power generation. In the mature regions, all three of these industries experienced a moderate level of investment. In the area of power generation, uncertainty over environmental regulations challenged spending levels, while overcapacity in oil refining affected capital investments. The water management industry displayed stability in its spending levels, as investments in this market persist in varying economic conditions.

In 2010, we experienced improved demand in our global aftermarket business as compared with 2009. This was driven by our customers’ need to maintain continuing operations across several industries and the expansion of our aftermarket capabilities provided through our new integrated solutions offerings. Customers’ desire to gain operational efficiencies and increase throughput from existing facilities provided opportunities to leverage our engineering knowledge and technological capabilities to design solutions that produce the desired business result. A critical component of our growth strategy remains our investment in expanding our aftermarket capabilities to provide local support to maximize our customers’ investment in our offerings, as well as to provide business stability during various economic periods. In 2010, we continued to execute on our strategy to increase our presence in all regions of the global market to capture aftermarket opportunities.

We believe that with our customer relationships, our global presence and our highly regarded technical capabilities, we will continue to have opportunities in our core industries; however, we face challenges affecting many companies in our industry with a significant multi-national presence, such as economic, political, currency and other risks.

Our Markets

The following discussion should be read in conjunction with the “Outlook for 2011” section included in this MD&A.

Our products and services are used in several distinct industries: oil and gas; chemical; power generation; water management; and a number of other industries that are collectively referred to as “general industries.”

Demand for most of our products depends on the level of new capital investment and planned and unplanned maintenance expenditures by our customers. The level of new capital investment depends, in turn, on capital infrastructure projects driven by the need for oil and gas, power and water management, as well as general economic conditions. These drivers are generally related to the phase of the business cycle in their respective industries and the expectations of future market behavior. The levels of maintenance expenditures are additionally driven by the reliability of equipment, planned and unplanned downtime for maintenance and the required capacity utilization of the process.

Our customers include engineering, procurement and construction firms, original equipment manufacturers, end users and distributors. Sales to engineering, procurement and construction firms and original equipment manufacturers are typically for large project orders and critical applications, as are certain sales to distributors.

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

In the sale of aftermarket products and services, we benefit from a large installed base of our original equipment, which requires maintenance, repair and replacement parts. We use our manufacturing platform and global network of QRCs to offer a broad array of aftermarket equipment services, such as installation, advanced diagnostics, repair and retrofitting. In geographic regions where we are positioned to provide quick response, we believe customers have traditionally relied on us, rather than our competitors, for aftermarket products due to our highly engineered and customized products. However, the aftermarket for standard products is competitive, as the existence of common standards allows for easier replacement of the installed products. As proximity of service centers, timeliness of delivery and quality are important considerations for all aftermarket products and services, we continue to expand our global QRC network to improve our ability to capture this important aftermarket business.

Oil and Gas

The oil and gas industry, which represented approximately 42% and 36% of our bookings in 2010 and 2009, respectively, experienced increased capital spending activity compared to the previous year due to improved demand outlook and the need to start the infrastructure build in order to bring future capacity on line in time. The majority of investment by the major oil companies was focused on the upstream production activities; however, there were improved levels of spending in both mid-stream pipeline and downstream refining operations particularly in the developing markets. Refining overcapacity remained a concern throughout the year in the mature regions as overall demand for oil fell in these regions. Aftermarket opportunities in this industry remained stable throughout the year. Opportunities presented by our integrated solutions offering helped to offset a reduction in service related business as many refineries performed this work with their own personnel.

The outlook for the oil and gas industry is heavily dependent on the demand growth from both mature markets and developing geographies. We believe oil and gas companies will continue with upstream and downstream investment plans that are in line with projections of future demand growth and the production declines of existing operations. A projected decline in demand could cause oil and gas companies to reduce their overall level of spending, which could decrease demand for our products and services. However, we believe the long-term fundamentals for this industry remain solid based on current supply, projected depletion rates of existing fields and forecasted long-term demand growth. With our long standing reputation in providing successful solutions for upstream, mid-stream and downstream applications, along with the advancements in our portfolio of offerings, we believe that we continue to be well positioned to pursue the opportunities in this industry around the globe.

Chemical

The chemical industry represented approximately 16% and 18% of our bookings in 2010 and 2009, respectively. This industry continued to experience challenges relative to capital investment due to the persistent uncertainty around the global economies and lingering recessionary effects in the mature regions. Projected demand growth and economic growth plans within the developing regions supported capital investment for capacity expansion and improvements, although the level of spending remained low compared to previous years. Agriculture was a leading driver of global chemical investment as the population of developing economies required greater food supply increasing the long-term need for fertilizer based products. The aftermarket opportunities remained stable for the majority of the year with signs of improvement in the latter part of the year.

The outlook for the chemical industry remains heavily dependent on global economic conditions. As global economies stabilize and unemployment conditions improve, a rise in consumer spending should follow. An increase in spending will drive greater demand for chemical based products supporting improved levels of capital investment. We believe the chemical industry in the near-term will continue to invest in maintenance and upgrades for optimization of existing assets and that developing regions will continue investing in capital infrastructure to meet current and future indigenous demand. We believe our global presence and our localized aftermarket capabilities are well positioned to serve the potential growth opportunities in this industry.

Power Generation

The power generation industry represented approximately 17% and 20% of our bookings in 2010 and 2009, respectively. The power industry continued to experience some softness in capital spending in the mature regions driven by the uncertainty related to environmental regulations. In the developing regions, capital investment remained in place driven by increased demand forecasts for electricity in countries such as China and India. Global concerns about the environment continue to support an increase in desired future capacity from renewable and nuclear power. The majority of the active and planned construction throughout the year continued to utilize designs based on fossil fuels. Natural gas increased its percentage of utilization driven by market prices for gas remaining low and relatively stable. With the potential of unconventional sources of gas, such as shale gas, the power industry is forecasting an increased use of this form of fuel for generating plants.

We believe the outlook for the power generation industry remains favorable. Current legislative efforts to limit the emissions of carbon dioxide may have an adverse effect on investment plans depending on the potential requirements imposed and the timing of compliance by country. It is important to note that proposed methods of limiting carbon dioxide emissions offer business opportunities for our products and services. We believe the long-term fundamentals for the power generation industry remain solid based on projected increases in demand for electricity driven by global population growth, advancements of industrialization and growth of urbanization in developing markets. We also believe that our long-standing reputation in the power generation industry, our portfolio of offerings for the various generating methods, our advancements in serving the renewables market and carbon capture methodologies along with our global service and support structure position us well for the future opportunities in this important industry.

Water Management

The water management industry represented approximately 5% and 7% of our bookings in 2010 and 2009, respectively. Worldwide demand for fresh water and water treatment continues to create requirements for new facilities or for upgrades of existing systems, many of which require products that we offer, particularly pumps. We believe that the persistent demand for fresh water during all economic cycles supports continuing investments.

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

General Industries

General industries comprises a variety of different businesses, including mining and ore processing, pharmaceuticals, pulp and paper, food and beverage and other smaller applications, none of which individually represented more than 5% of total bookings in 2010 and 2009. General industries also include sales to distributors, whose end customers operate in the industries we primarily serve. General industries represented, in the aggregate, approximately 20% and 19% of our bookings in 2010 and 2009, respectively.

In 2010, we saw improving conditions in the majority of these businesses. Pulp and paper, mining and ore processing, as well as food and beverage, all saw improved conditions compared to 2009. This was generally supported by the improving economic conditions in several parts of the world. We also experienced increased business levels through our distribution network as business conditions improved and inventory levels required replenishment.

The outlook for this group of industries is heavily dependent upon the condition of global economies and the level of consumer confidence. The long-term fundamentals of many of these industries remain sound as many of the products produced by these industries are common staples of industrialized and urbanized economies. We believe that our specialty product offerings designed for these industries and our aftermarket service capabilities will provide future business opportunities.

OUR RESULTS OF OPERATIONS

Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects by translating current year results on a monthly basis at prior year exchange rates for the same periods.

As discussed in Note 2 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2010 (“Annual Report”), we acquired for inclusion in FCD, Valbart Srl (“Valbart”), a privately-owned Italian valve manufacturer, effective July 16, 2010. Valbart’s results of operations have been consolidated since the date of acquisition. We acquired for inclusion in EPD, Calder AG (“Calder”), a Swiss supplier of energy recovery technology, effective April 21, 2009. Calder’s results of operations have been consolidated since the date of acquisition. No pro forma information has been provided for either acquisition due to immateriality.

As discussed in Note 7 to our consolidated financial statements included in Item 8 of this Annual Report, beginning in 2009, we initiated realignment programs to reduce and optimize certain non-strategic manufacturing facilities and our overall cost structure by improving our operating efficiency, reducing redundancies, maximizing global consistency and driving improved financial performance, as well as expanding our efforts to optimize assets, responding to reduced orders and driving an enhanced customer-facing organization (“Realignment Programs”). To date, we have incurred charges related to our Realignment Programs of $86.4 million, including $18.3 million in 2010 and $68.1 million in 2009. We expect to incur approximately $5 million of additional charges for total expected Realignment Programs charges of approximately $91 million for approved plans.

The Realignment Programs consist of both restructuring and non-restructuring costs. Restructuring charges represent costs associated with the relocation of certain business activities, outsourcing of some business activities and facility closures. Non-restructuring charges are costs incurred to improve operating efficiency and reduce redundancies, which includes a reduction in headcount. Expenses are reported in Cost of Sales (“COS”) or Selling, General and Administrative Expense (“SG&A”), as applicable, in our consolidated statements of income.

Charges are presented net of adjustments relating to changes in estimates of previously recorded amounts. Net adjustments recorded in 2010 were $5.8 million.

The following is a summary of our charges, net of adjustments, included in operating income in 2010 related to our Realignment Programs:

	Flow Solutions			Subtotal —	Eliminations
	Group			Reportable	and	Consolidated
Year Ended December 31, 2010	EPD	IPD	FCD	Segments	All Other	Total
	(Amounts in millions)

Restructuring Charges
COS	$2.3	$4.4	$1.9	$8.6	$—	$8.6
SG&A	(1.5)	0.3	0.9	(0.3)	1.2	0.9

	$0.8	$4.7	$2.8	$8.3	$1.2	$9.5

Non-Restructuring Charges
COS	$(0.1)	$3.6	$2.4	$5.9	$—	$5.9
SG&A	1.0	0.6	1.0	2.6	0.3	2.9

	$0.9	$4.2	$3.4	$8.5	$0.3	$8.8

Total Realignment Program Charges
COS	$2.2	$8.0	$4.3	$14.5	$—	$14.5
SG&A	(0.5)	0.9	1.9	2.3	1.5	3.8

	$1.7	$8.9	$6.2	$16.8	$1.5	$18.3

The following is a summary of our charges, net of adjustments, included in operating income in 2009 related to our Realignment Programs:

	Flow Solutions			Subtotal —	Eliminations
	Group			Reportable	and	Consolidated
Year Ended December 31, 2009	EPD	IPD	FCD	Segments	All Other	Total
	(Amounts in millions)

Restructuring Charges
COS	$14.5	$4.7	$0.5	$19.7	$0.7	$20.4
SG&A	9.9	0.3	0.2	10.4	1.4	11.8

	$24.4	$5.0	$0.7	$30.1	$2.1	$32.2

Non-Restructuring Charges
COS	$9.8	$4.3	$7.0	$21.1	$—	$21.1
SG&A	8.2	2.0	3.8	14.0	0.8	14.8

	$18.0	$6.3	$10.8	$35.1	$0.8	$35.9

Total Realignment Program Charges
COS	$24.3	$9.0	$7.5	$40.8	$0.7	$41.5
SG&A	18.1	2.3	4.0	24.4	2.2	26.6

	$42.4	$11.3	$11.5	$65.2	$2.9	$68.1

The following is a summary of total charges, net of adjustments, related to identified initiatives under our Realignment Programs expected to be incurred:

				Subtotal —	Eliminations
	Flow Solutions Group			Reportable	and	Consolidated
Total Expected Charges(1)	EPD	IPD	FCD	Segments	All Other	Total
	(Amounts in millions)

Restructuring Charges
COS	$16.9	$10.7	$2.4	$30.0	$0.7	$30.7
SG&A	8.4	0.7	1.1	10.2	2.6	12.8

	$25.3	$11.4	$3.5	$40.2	$3.3	$43.5

Non-Restructuring Charges
COS	$9.9	$10.1	$10.3	$30.3	$—	$30.3
SG&A	9.2	2.5	4.8	16.5	1.1	17.6

	$19.1	$12.6	$15.1	$46.8	$1.1	$47.9

Total Realignment Program Charges
COS	$26.8	$20.8	$12.7	$60.3	$0.7	$61.0
SG&A	17.6	3.2	5.9	26.7	3.7	30.4

	$44.4	$24.0	$18.6	$87.0	$4.4	$91.4

(1)	Total expected realignment charges represent management’s best estimate to date for approved plans. As the execution of certain initiatives are still in process, the amount and nature of actual realignment charges incurred could vary from total expected charges.

Based on actions under our Realignment Programs, we have realized savings of approximately $93 million for the year ended December 31, 2010. Upon completion of our Realignment Programs, we expect run rate cost savings of approximately $115 million. Approximately two-thirds of the savings from the Realignment Programs were and will be realized in COS and the remainder in SG&A. Actual savings realized could vary from expected savings, which represent management’s best estimate to date.

Generally, the charges presented were or will be paid in cash, except for asset write-downs, which are non-cash charges. Asset write-down charges (including accelerated depreciation of fixed assets, accelerated amortization of intangible assets and inventory write-downs) of $6.4 million and $6.1 million were recorded during the years ended December 31, 2010 and 2009, respectively.

The following discussion should be read in conjunction with the “Outlook for 2011” section included in this MD&A.

Bookings and Backlog

	2010	2009	2008
	(Amounts in millions)

Bookings	$4,228.9	$3,885.3	$5,105.7
Backlog (at period end)	2,594.7	2,371.2	2,825.1

We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacture, service or support. Bookings recorded and subsequently canceled within the year-to-date period are excluded from year-to-date bookings. Bookings in 2010 increased by $343.6 million, or 8.8%, as compared with 2009. The increase included negative currency effects of approximately $12 million. The overall net increase was primarily attributable to increased original equipment and aftermarket bookings in EPD, principally in the oil and gas industry, including the impact of an order in excess of $80 million for crude oil pumps, seals and related support services received in the second quarter of 2010. The increase is also attributed to higher bookings in FCD, driven by the oil and gas and general industries. These increases were partially offset by the impact of orders of more than $45 million to supply valves to four Westinghouse Electric Co. nuclear power units booked in 2009 that did not recur and decreased original equipment bookings in IPD.

Bookings in 2009 decreased by $1,220.4 million, or 23.9%, as compared with 2008. The decrease included negative currency effects of approximately $216 million. These decreases were primarily attributable to declines in the oil and gas and general industries and reflect lower demand and customer-driven project delays due to a significant decrease in the rate of general global economic growth as compared with 2008. The decrease consisted of declines in original equipment bookings in EPD and IPD, including the impacts of the $85 million Abu Dhabi Crude Oil Pipeline order and the $110.9 million of thruster orders, respectively, that were recorded in 2008 and did not recur. The decrease was also attributable to declines in the chemical industry and orders from distributors in FCD, partially offset by orders of more than $45 million in FCD to supply valves to four Westinghouse Electric Co. nuclear power units in North America.

Backlog represents the accumulation of uncompleted customer orders. Backlog of $2.6 billion at December 31, 2010 increased by $223.5 million, or 9.4%, as compared to December 31, 2009. Currency effects provided a decrease of approximately $51 million (currency effects on backlog are calculated using the change in period end exchange rates). The overall net increase included the impact of cancellations of $18.1 million of orders booked in prior years. By the end of 2011, we expect to ship 82% of our December 31, 2010 backlog. Backlog of $2.4 billion at December 31, 2009 decreased by $453.9 million, or 16.1%, as compared to December 31, 2008. Currency effects provided an increase of approximately $87 million. The overall net decrease included the impact of cancellations in 2009 of $41.2 million of orders booked in prior years.

Sales

	2010	2009	2008
	(Amounts in millions)

Sales	$4,032.0	$4,365.3	$4,473.5

Sales in 2010 decreased by $333.3 million, or 7.6%, as compared with 2009. The decrease included negative currency effects of approximately $32 million. The decrease was primarily attributable to decreased original equipment orders across all divisions, primarily driven by lower beginning backlog in the oil and gas and general industries for 2010, as compared with 2009, reflecting lower demand and customer-driven project delays due to a significant decrease in the rate of general global economic growth in 2009. These decreases were slightly offset by increased aftermarket sales in EPD, driven by Latin America and Asia Pacific, and in FCD by sales provided by Valbart of $38.3 million. Aftermarket sales increased to approximately 39% of total sales in 2010 as compared with 36% in 2009.

Sales in 2009 decreased by $108.2 million, or 2.4%, as compared with 2008. The decrease included negative currency effects of approximately $208 million. The overall net decrease was attributable to decreased chemical and general industries sales, decreased sales to distributors in FCD and decreased aftermarket sales by EPD. These decreases were mostly offset by increased original equipment sales in EPD, primarily in the oil and gas and general industries, driven by shipments of large original equipment project orders that were booked in 2008. In 2009, original equipment sales decreased approximately 4% as compared with 2008, and aftermarket sales were comparable to 2008.

Sales to international customers, including export sales from the United States (“U.S.”), were approximately 73% of sales in 2010 compared with 73% of sales in 2009 and 69% of sales in 2008. Sales to Europe, the Middle East and Africa (“EMA”) were approximately 40%, 40% and 39% of total sales in 2010, 2009 and 2008, respectively. Sales into the Asia Pacific region were approximately 18%, 20% and 18% of total sales in 2010, 2009 and 2008, respectively. Sales to Latin America were approximately 10%, 9% and 8% of total sales in 2010, 2009 and 2008, respectively.

Gross Profit and Gross Profit Margin

	2010	2009	2008
	(Amounts in millions)

Gross profit	$1,409.7	$1,548.1	$1,580.3
Gross profit margin	35.0%	35.5%	35.3%

Gross profit in 2010 decreased by $138.4 million, or 8.9%, as compared with 2009. The decrease included the effect of approximately $37 million in increased savings realized and a decrease of $27.0 million in charges resulting from our Realignment Programs as compared with 2009. Gross profit margin in 2010 of 35.0% decreased from 35.5% in 2009. The decrease was primarily attributable to less favorable pricing from beginning of year backlog in EPD and IPD as compared with 2009 and the negative impact of decreased sales on our absorption of fixed manufacturing costs, the effects of which were partially offset by a sales mix shift toward higher margin aftermarket sales in EPD and IPD, increased utilization of low-cost regions by FCD, positive impacts of our Realignment Programs and various CIP initiatives. Aftermarket sales generally carry a higher margin than original equipment sales. Aftermarket sales increased to approximately 39% of total sales in 2010, as compared with approximately 36% of total sales in 2009.

Gross profit in 2009 decreased by $32.2 million, or 2.0%, as compared with 2008. The decrease included the effect of $41.5 million in charges resulting from our Realignment Programs in 2009. Gross profit margin in 2009 of 35.5% was comparable with 2008. Improved pricing on original equipment orders that were booked by EPD and FCD in 2008 and shipped in 2009, increased utilization of low-cost regions by FCD and EPD, various CIP initiatives and savings realized from our Realignment Programs were offset by a sales mix shift toward lower margin original equipment in EPD and IPD. Original equipment generally carries a lower margin than aftermarket. The sales of specialty pumps, which carry a higher margin, by EPD contributed to higher gross profit margins in 2009.

Selling, General and Administrative Expense (“SG&A”)

	2010	2009	2008
	(Amounts in millions)

SG&A	$845.0	$934.5	$981.6
SG&A as a percentage of sales	21.0%	21.4%	21.9%

SG&A in 2010 decreased by $89.5 million, or 9.6%, as compared with 2009. Currency effects yielded a decrease of approximately $2 million. The decrease included the effect of approximately $23 million in increased savings realized and a decrease of $22.8 million in charges resulting from our Realignment Programs as compared with 2009. The decrease was primarily attributable to positive impacts from our Realignment Programs, decreased selling and marketing-related expenses, strict cost control actions in 2010 and legal fees and accrued resolution costs in 2009 related to shareholder class action litigation (which was resolved in the second quarter of 2010) that did not recur, partially offset by cash recoveries of bad debt and the adjustment of contingent consideration in 2009 noted below that did not recur. SG&A as a percentage of sales in 2010 improved 40 basis points as compared with 2009.

SG&A in 2009 decreased by $47.1 million, or 4.8%, as compared with 2008. SG&A included the effect of $26.6 million in charges resulting from our Realignment Programs in 2009. Currency effects provided a decrease of approximately $32 million. The decrease was primarily attributable to a $42.6 million decrease in selling and marketing-related expenses, which is consistent with decreased bookings and sales. Cash recoveries of bad debts of $5.0 million that were reserved in 2008, a $4.4 million benefit from the adjustment of contingent consideration related to the acquisition of Calder (see Note 2 to our consolidated financial statements included in Item 8 of this Annual Report), strict cost control actions and savings realized from our Realignment Programs were partially offset by an increase in legal fees and accrued resolution costs related to now-resolved shareholder class action litigation and charges resulting from our Realignment Programs. SG&A as a percentage of sales in 2009 improved 50 basis points as compared with 2008, primarily as a result of decreased selling and marketing-related expenses.

Net Earnings from Affiliates

	2010	2009	2008
	(Amounts in millions)

Net earnings from affiliates	$16.6	$15.8	$17.0

Net earnings from affiliates represents our net income from investments in seven joint ventures (one located in each of China, Japan, Saudi Arabia, South Korea and the United Arab Emirates and two located in India) that are accounted for using the equity method of accounting. Net earnings from affiliates in 2010 increased by $0.8 million, or 5.1%, as compared with 2009, primarily due to increased earnings of our EPD joint ventures in South Korea and India, partially offset by decreased earnings of our FCD joint venture in India and our EPD joint venture in Japan. Net earnings from affiliates in 2009 decreased by $1.2 million as compared with 2008, primarily attributable to our FCD joint venture in India and the impact of the consolidation of Niigata Worthington Company, Ltd. (“Niigata”) in the first quarter of 2008 when we purchased the remaining 50% interest.

Operating Income

	2010	2009	2008
	(Amounts in millions)

Operating income	$581.4	$629.5	$615.7
Operating income as a percentage of sales	14.4%	14.4%	13.8%

Operating income in 2010 decreased by $48.1 million, or 7.6% as compared with 2009. Operating income included the effect of approximately $60 million in increased savings realized and a decrease of $49.8 million in charges resulting from our Realignment Programs as compared with 2009, and included negative currency effects of approximately $4 million. The overall net decrease was primarily a result of the $138.4 million decrease in gross profit, which was partially offset by the $89.5 million decrease in SG&A, as discussed above.

Operating income in 2009 increased by $13.8 million, or 2.2%, as compared with 2008. The increase included the effect of $68.1 million in charges from our Realignment Programs in 2009, mostly offset by savings realized from our Realignment Programs. The increase included negative currency effects of approximately $48 million. The overall net increase was primarily a result of the $47.1 million decrease in SG&A, partially offset by the $32.2 million decrease in gross profit, discussed above.

Interest Expense and Interest Income

	2010	2009	2008
	(Amounts in millions)

Interest expense	$(34.3)	$(40.0)	$(51.3)
Interest income	1.6	3.2	8.4

Interest expense in 2010 decreased by $5.7 million as compared with 2009 primarily as a result of decreased interest rates. Interest expense decreased by $11.3 million in 2009 as compared with 2008, primarily as a result of decreased interest rates. At December 31, 2010, approximately 68% of our debt was at fixed rates, including the effects of $350.0 million of notional interest rate swaps.

Interest income in 2010 decreased by $1.6 million as compared with 2009 due primarily to decreased interest rates. Interest income in 2009 decreased by $5.2 million as compared with 2008 due to decreased interest rates.

Other (Expense) Income, net

	2010	2009	2008
	(Amounts in millions)

Other (expense) income, net	$(18.3)	$(8.0)	$20.2

Other (expense) income, net in 2010 increased $10.3 million, or 128.8%, to expense of $18.3 million, as compared with 2009, primarily due to a $13.9 million increase in losses on forward exchange contracts and a $4.8 million increase in losses arising from transactions in currencies other than our sites’ functional currencies. Both of the above-mentioned changes primarily reflected the strengthening of the U.S. dollar exchange rate versus the Euro. Also included in the increase in losses arising from transactions in currencies other than our site’s functional currencies is the impact of the $12.4 million loss during the first quarter of 2010 as a result of Venezuela’s devaluation of the Bolivar, partially offset by realized foreign currency exchange gains of $4.8 million related to the settlement of U.S. dollar denominated liabilities at the more favorable essential items rate of 2.60 Bolivars to the U.S. dollar. See Note 1 to our consolidated financial statements included in Item 8 of this Annual Report for additional details on the impact of Venezuela’s currency devaluation. In addition, we expensed $1.6 million in loan costs associated with the refinancing of our credit facilities in the fourth quarter of 2010. The above losses were partially offset by miscellaneous gains and income, the largest of which was a $3.1 million gain on the sale of an investment in a joint venture in 2010 that was accounted for under the cost method.

Other (expense) income, net in 2009 decreased to net other expense of $8.0 million, as compared with net other income of $20.2 million in 2008, primarily due to a $13.5 million increase in net losses arising from transactions in currencies other than our sites’ functional currencies, an $11.0 million decrease in net gains on forward exchange contracts (primarily the Euro and British pound) and a $2.8 million gain in 2008 on the bargain purchase of the remaining 50% interest in Niigata, as discussed in Note 2 to our consolidated financial statements included in Item 8 of this Annual Report, that did not recur.

Tax Expense and Tax Rate

	2010	2009	2008
	(Amounts in millions)

Provision for income taxes	$141.6	$156.5	$147.7
Effective tax rate	26.7%	26.8%	24.9%

The 2010 and 2009 effective tax rates differed from the federal statutory rate of 35% primarily due to the net impact of foreign operations, which included the impacts of lower foreign tax rates and changes in our reserves established for uncertain tax positions.

The 2008 effective tax rate differed from the federal statutory rate of 35% primarily due to the net impact of foreign operations, which included the impacts of lower foreign tax rates, changes in our reserves established for uncertain tax positions, benefits arising from our permanent reinvestment in foreign subsidiaries, changes in valuation allowance estimates and a favorable tax ruling in Luxembourg. The net impact of discrete items included in the discussion above was approximately $22 million, which lowered the effective tax rate by approximately 3.7%.

We have operations in certain Asian countries that provide various tax incentives. During 2004, we received a 5-year, 10% tax rate in Singapore for income in excess of a prescribed base amount generated from certain regional headquarter activities, subject to certain employment and investment requirements. In 2008, the 10% tax rate in Singapore was extended through 2011. In India, we were granted 100% tax exemptions for profits derived from export sales and certain manufacturing operations in prescribed areas for a period of 10 years. The exemption for profits derived from export sales will expire in 2011, and the manufacturing operations exemption expired in 2007.

On May 17, 2006, the Tax Increase Prevention and Reconciliation Act of 2005 was signed into law, creating an exclusion from U.S. taxable income for certain types of foreign related party payments of dividends, interest, rents and royalties that, prior to 2006, had been subject to U.S. taxation. This exclusion is effective for the years 2006 through 2011, and applies to certain of our related party payments.

Our effective tax rate is based upon current earnings and estimates of future taxable earnings for each domestic and international location. Changes in any of these and other factors, including our ability to utilize foreign tax credits and net operating losses or results from tax audits, could impact the tax rate in future periods. As of December 31, 2010 we have foreign tax credits of $29.5 million, expiring in 2018 through 2020 against which we recorded no valuation allowances. Additionally, we have recorded other U.S. net deferred tax assets of $47.9 million, which relate to net operating losses, tax credits and other deductible temporary differences that are available to reduce taxable income in future periods, most of which do not have a definite expiration. Should we not be able to utilize all or a portion of these credits and losses, our effective tax rate would increase.

Net Earnings and Earnings Per Share

	2010	2009	2008
	(Amounts in millions, except per share amounts)

Net earnings attributable to Flowserve Corporation	$388.3	$427.9	$442.4
Net earnings per share — diluted	6.88	7.59	7.71
Average diluted shares	56.4	56.4	57.4

Net earnings in 2010 decreased by $39.6 million to $388.3 million, or $6.88 per diluted share, as compared with 2009. The decrease was primarily attributable to $48.1 million decrease in operating income and a $10.3 million increase in other (expense) income, net, partially offset by a $5.7 million decrease in interest expense, as discussed above, and a $14.9 million decrease in tax expense.

Net earnings in 2009 decreased by $14.5 million to $427.9 million, or $7.59 per diluted share, as compared with 2008. The decrease was primarily attributable to the $28.2 million increase in other (expense) income, net and an $8.8 million increase in tax expense, partially offset by the $13.8 million increase in operating income and an $11.3 million decrease in interest expense, as discussed above.

Other Comprehensive (Expense) Income

	2010	2009	2008
	(Amounts in millions)

Other comprehensive (expense) income	$(1.4)	$63.0	$(190.8)

Other comprehensive (expense) income in 2010 decreased by $64.4 million to expense of $1.4 million, primarily reflecting the strengthening of the U.S. dollar exchange rate versus the Euro at December 31, 2010 as compared with December 31, 2009, partially offset by a further decrease in pension and other postretirement expense in 2010.

Other comprehensive (expense) income in 2009 increased by $253.8 million to income of $63.0 million as compared with 2008. The increase was due primarily to the weakening of the U.S. dollar exchange rate versus the Euro at December 31, 2009 as compared with December 31, 2008, as well as a decrease in pension and other postretirement expense, due primarily to events in 2008 that did not recur and an increase in interest rate hedging activity.

Business Segments

We conduct our operations through three business segments based on type of product and how we manage the business. We evaluate segment performance and allocate resources based on each segment’s operating income. See Note 17 to our consolidated financial statements included in Item 8 of this Annual Report for further discussion of our segments. The key operating results for our three business segments, EPD, IPD and FCD, are discussed below.

FSG Engineered Product Division Segment Results

Our largest business segment is EPD, through which we design, manufacture, distribute and service engineered pumps and pump systems, mechanical seals, auxiliary systems and provide related services (collectively referred to as “original equipment”). EPD includes longer lead-time, highly engineered pump products and mechanical seals. EPD also manufactures replacement parts and related equipment and provides a full array of replacement parts, repair and support services (collectively referred to as “aftermarket”). EPD primarily operates in the oil and gas, petrochemical and power generation industries. EPD operates in 39 countries with 26 manufacturing facilities worldwide, nine of which are located in Europe, nine in North America, four in Asia and four in Latin America, and it has 117 service centers, including those co-located in manufacturing facilities.

	EPD
	2010	2009	2008
	(Amounts in millions)

Bookings	$2,242.0	$1,976.0	$2,623.5
Sales	2,152.7	2,316.3	2,252.2
Gross profit	782.9	843.5	811.8
Gross profit margin	36.4%	36.4%	36.0%
Segment operating income	412.6	434.8	401.8
Segment operating income as a percentage of sales	19.2%	18.8%	17.8%
Backlog (at period end)	1,435.5	1,382.1	1,725.8

Bookings in 2010 increased by $266.0 million, or 13.5%, as compared with 2009. The increase included currency benefits of approximately $13 million. The increase in bookings reflects higher demand for our products in the oil and gas and general industries across all regions, including the impact of an order in excess of $80 million for crude oil pumps, seals and related support services received in the second quarter of 2010. Customer bookings increased $114.9 million (including currency benefits of approximately $13 million) in Latin America, $78.2 million in North America (including currency benefits of approximately $8 million), $63.4 million (including negative currency effects of approximately $26 million) in EMA and $23.8 million (including currency benefits of approximately $18 million) in Asia Pacific. These increases were attributable to original equipment and aftermarket bookings on major projects in the oil and gas, general, mining, power generation and chemical industries, partially offset by decreased bookings in the water management industry and decreased aftermarket bookings in EMA. Of the $2.2 billion of bookings in 2010, approximately 54% were from oil and gas, 19% from power generation, 12% from chemical, 1% from water management and 14% from general industries. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increased $12.4 million.

Bookings in 2009 decreased by $647.5 million, or 24.7%, as compared with 2008. The decrease included negative currency effects of approximately $113 million. The decrease in bookings reflects lower demand and customer-driven large project delays due to a significant decrease in the rate of general global economic growth as compared with 2008. The decrease consisted of declines in original equipment bookings on major projects, which were driven by declines in the oil and gas, general, mining and water management industries, and included the impact of the $85 million order to supply a variety of pumps to build the Abu Dhabi Crude Oil Pipeline, which was booked in 2008 and did not recur. Customer bookings decreased $282.0 million (including negative currency effects of approximately $61 million) in EMA, $249.0 million in North America and $127.4 million (including negative currency effects of approximately $41 million) Latin America. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increased $25.4 million. Of the $2.0 billion of bookings in 2009, approximately 49% were from oil and gas, 22% from power generation, 13% from chemical, 4% water management and 12% from general industries.

Sales in 2010 decreased $163.6 million, or 7.1%, as compared with 2009. The decrease included negative currency effects of approximately $4 million. Customer sales decreased in EMA by $131.3 million (including negative currency effects of approximately $43 million) and North America by $79.8 million (including currency benefits of approximately $8 million), primarily driven by original equipment sales. These decreases were partially offset by increases of customer sales in Latin America of $32.5 million (including currency benefits of $14 million) and Asia Pacific of $10.2 million (including currency benefits of approximately $17 million), primarily driven by increased aftermarket sales. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $1.4 million.

Sales in 2009 increased by $64.1 million, or 2.9%, as compared with 2008. The increase included negative currency effects of approximately $102 million. The increase was driven by shipments of original equipment large project orders that were booked in 2008 when the oil and gas and power generation industries were stronger and prices were more favorable, which contributed to the increase in original equipment sales in 2009 as compared with 2008. Customer sales increased $82.8 million (including negative currency effects of approximately $58 million) in

EMA, $28.4 million (including negative currency effects of approximately $2 million) in Asia Pacific and $3.7 million (including negative currency effects of approximately $39 million) in Latin America. These increases were partially offset by a decrease in North America of $53.3 million, which was attributable to a decline in aftermarket customer sales, primarily in the chemical and general industries. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $0.3 million.

Gross profit in 2010 decreased by $60.6 million, or 7.2%, as compared with 2009. Gross profit margin in 2010 of 36.4% was comparable with the same period in 2009. Gross profit margin was negatively impacted by less favorable pricing from beginning of year backlog as compared with 2009 and the negative impact of decreased sales on our absorption of fixed manufacturing costs. The decrease in gross profit margin was mostly offset by a sales mix shift towards higher margin aftermarket sales, increased savings realized and decreased charges resulting from our Realignment Programs as compared with 2009, as well as operational efficiencies and savings realized from our supply chain initiatives.

Gross profit in 2009 increased by $31.7 million, or 3.9%, as compared with 2008. The increase included the effect of $24.3 million in charges resulting from our Realignment Programs in 2009. Gross profit margin in 2009 of 36.4% increased from 36.0% in 2008. Increases provided by improved pricing on original equipment orders shipped in 2009 that were booked in late 2007 and early 2008, supply chain initiatives, operating efficiency improvements and savings realized from our Realignment Programs were partially offset by a sales mix shift toward original equipment. Original equipment generally carries a lower margin than aftermarket. Gross profit margin was also favorably impacted by an increase in sales in 2009 of specialty pumps, which have a higher margin, as compared with 2008.

Operating income in 2010 decreased by $22.2 million, or 5.1%, as compared with 2009. The decrease included negative currency effects of less than $1 million. The overall net decrease was due primarily to reduced gross profit of $60.6 million, as discussed above, partially offset by decreased SG&A of $36.0 million, which was due to increased savings realized and a decrease in charges resulting from our Realignment Programs as compared with 2009, decreased selling and marketing-related expenses and strict cost control actions in 2010. Additionally, the $4.4 million benefit from the adjustment of contingent consideration in 2009 related to the acquisition of Calder, discussed below, did not recur.

Operating income in 2009 increased by $33.0 million, or 8.2%, as compared with 2008. Operating income included the effect of $42.4 million in charges resulting from our Realignment Programs in 2009. The overall net increase included negative currency effects of approximately $31 million. The increase was due primarily to increased gross profit of $31.7 million, which included the effect of savings realized from our Realignment Programs, as discussed above, partially offset by an increase in SG&A. The increase in SG&A was attributable to charges resulting from our Realignment Programs, partially offset by strict cost control actions, a $4.4 million benefit from the adjustment of contingent consideration related to the acquisition of Calder (see Note 2 to our consolidated financial statements included in Item 8 of this Annual Report) and savings realized from our Realignment Programs.

Backlog of $1.4 billion at December 31, 2010 increased by $53.4 million, or 3.9%, as compared to December 31, 2009. Currency effects provided a decrease of approximately $14 million. The overall net increase included the impact of cancellations of $9.8 million of orders booked during the prior years. Backlog of $1.4 billion at December 31, 2010 included $25.5 million of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above). Backlog of $1.4 billion at December 31, 2009 decreased by $343.7 million, or 19.9%, as compared to December 31, 2008. Currency effects provided an increase of approximately $48 million. Backlog at December 31, 2009 includes $29.9 million of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above). The overall net decrease included the impact of cancellations of $36.4 million of orders booked in prior years. The acquisition of Calder in April 2009 resulted in a $6.2 million increase in backlog.

FSG Industrial Product Division Segment Results

Through IPD we design, manufacture, distribute and service pre-configured pumps and pump systems, including submersible motors (collectively referred to as “original equipment”). Additionally, IPD manufactures replacement parts and related equipment, and provides a full array of support services (collectively referred to as “aftermarket”). IPD includes standardized, general purpose pump products and primarily operates in the oil and gas, chemical, water management, power generation and general industries. IPD operates 13 manufacturing facilities, three of which are located in the U.S and six in Europe, and it operates 21 QRCs worldwide, including 11 sites in Europe and four in the U.S., including those co-located in manufacturing facilities.

	IPD
	2010	2009	2008
	(Amounts in millions)

Bookings	$827.5	$823.1	$1,140.9
Sales	800.2	971.0	956.7
Gross profit	204.7	262.5	275.0
Gross profit margin	25.6%	27.0%	28.7%
Segment operating income	68.5	107.9	117.1
Segment operating income as a percentage of sales	8.6%	11.1%	12.2%
Backlog (at period end)	568.0	555.6	679.3

Bookings in 2010 increased by $4.4 million, or 0.5%, as compared with 2009. The increase includes negative currency effects of approximately $11 million. The overall net increase was primarily driven by an increase in customer bookings of $57.1 million in the Americas and an increase in interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) of $20.2 million, mostly offset by decreased customer bookings of $74.3 million in EMA and Australia. The overall net decrease in customer bookings was primarily driven by decreased orders of original equipment in the power generation, mining and chemical industries, partially offset by increased customer bookings in the oil and gas markets, primarily in Europe. Of the $827.5 million of bookings in 2010, approximately 31% were from oil and gas, 21% from water management, 10% from chemical, 9% from power generation and 29% from general industries.

Bookings in 2009 decreased by $317.8 million, or 27.9%, as compared with 2008. This decrease included negative currency effects of approximately $50 million. The decrease in bookings reflects lower demand due to a significant decrease in the rate of general global economic growth as compared with 2008. The $310.7 million decrease in customer bookings was due to decreases in both original equipment and aftermarket customer bookings, driven by the oil and gas, chemical, water management and general industries and included the impact of $110.9 million in thruster orders that were recorded in the same period in 2008 that did not recur. The decrease was driven by declines in customer bookings of $236.6 million in EMA and Australia and $77.1 million in the Americas. A decrease in interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) accounted for the remaining decrease of $7.1 million. Of the $823.1 million of customer bookings in 2009, approximately 29% were from oil and gas, 20% from water management, 14% from power generation, 11% from chemical and 26% from general industries.

Sales in 2010 decreased by $170.8 million, or 17.6%, as compared with 2009. The decrease included negative currency effects of approximately $9 million. The decreases in customer sales was primarily attributable to a decline in sales of $133.0 million in EMA and Australia and $30.5 million in the Americas. The declines, primarily in the power generation, mining and chemical industries, were attributable to lower backlog as compared with 2009 and included the impact of thruster sales for orders booked in 2008 that did not recur in 2010. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) decreased $6.3 million.

Sales in 2009 increased by $14.3 million, or 1.5%, as compared with 2008. The increase included negative currency effects of approximately $48 million. The overall net increase was driven by an increase of customer sales of original equipment in EMA and Australia, and an increase of $8.3 million in interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above). These decreases were partially offset by decreased original equipment and aftermarket customer sales in the Americas.

Gross profit in 2010 decreased by $57.8 million, or 22.0%, as compared with 2009. Gross profit margin in 2010 of 25.6% decreased from 27.0% in 2009. The decrease was primarily attributable to the negative impact of decreased sales on our absorption of fixed manufacturing costs and less favorable pricing from backlog as compared with 2009, partially offset by a sales mix shift toward more profitable aftermarket sales and increased savings realized and lower charges resulting from our Realignment Programs as compared with the same period in 2009.

Gross profit in 2009 decreased by $12.5 million, or 4.6%, as compared with 2008. The decrease included the effect of $9.0 million in charges resulting from our Realignment Programs in 2009. Gross profit margin in 2009 of 27.0% decreased from 28.7% in 2008. Charges related to our Realignment Programs and a sales mix shift toward less profitable original equipment sales were partially offset by savings realized from our Realignment Programs, strict cost control actions and increased utilization of low-cost regions.

Operating income for 2010 decreased by $39.4 million, or 36.5%, as compared with 2009. The decrease included negative currency effects of approximately $3 million. The decrease is due to the $57.8 million decrease in gross profit discussed above, partially offset by an $18.4 million decrease in SG&A. The decrease in SG&A is due to decreased selling-related expenses, strict cost control actions in 2010 and increased savings realized and lower charges resulting from our Realignment Programs as compared with 2009.

Operating income in 2009 decreased by $9.2 million, or 7.9%, as compared with 2008. The decrease included the effect of $11.3 million in charges resulting from our Realignment Programs. The decrease included negative currency effects of approximately $7 million. The decrease is due to the $12.5 million decrease in gross profit discussed above, partially offset by a $3.3 million decrease in SG&A. The decrease in SG&A was due to strict cost control actions in 2009 and savings realized from our Realignment Programs in 2009.

Backlog of $568.0 million at December 31, 2010 increased by $12.4 million, or 2.2%, as compared to December 31, 2009. Currency effects provided a decrease of approximately $24 million. Backlog at December 31, 2010 included $38.5 million of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above). Backlog of $555.6 million at December 31, 2009 decreased by $123.7 million, or 18.2%, as compared to December 31, 2008. Currency effects provided an increase of approximately $30 million. Backlog at December 31, 2009 included $19.8 million of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).

Flow Control Division Segment Results

Our second largest business segment is FCD, which designs, manufactures and distributes a broad portfolio of engineered-to-order and configured-to-order isolation valves, control valves, valve automation products, boiler controls and related services. FCD leverages its experience and application know-how by offering a complete menu of engineered services to complement its expansive product portfolio. FCD has a total of 54 manufacturing facilities and QRCs in 23 countries around the world, with only five of its 25 manufacturing operations located in the U.S. Based on independent industry sources, we believe that we are the fourth largest industrial valve supplier on a global basis.

	FCD
	2010	2009	2008
	(Amounts in millions)

Bookings	$1,306.6	$1,198.3	$1,486.4
Sales	1,197.5	1,203.2	1,381.7
Gross profit	422.3	445.2	497.7
Gross profit margin	35.3%	37.0%	36.0%
Segment operating income	180.4	204.1	218.7
Segment operating income as a percentage of sales	15.1%	17.0%	15.8%
Backlog (at period end)	658.5	485.3	482.9

As discussed in Note 2 to our consolidated financial statements included in Item 8 of this Annual Report, we acquired for inclusion in FCD, Valbart, a privately-owned Italian valve manufacturer, effective July 16, 2010. Valbart’s results of operations have been consolidated since the date of acquisition and are included in FCD’s segment results of operations above. No pro forma information has been provided for the acquisition due to immateriality. The impact of the acquisition of Valbart on FCD’s results of operations for the year ended December 31, 2010 includes bookings of $54.6 million, sales of $38.3 million, gross profit (loss) of $(0.9) million, operating loss of $12.4 million (including acquisition-related costs of $2.7 million) and period end backlog of $94.8 million. The gross profit (loss) margin of (2.3%) and operating loss primarily resulted from the negative impact of low margins on acquired backlog, acquisition-related costs, certain integration costs and amortization of assets acquired at fair value (“Purchase Accounting Adjustments”). We do not expect these losses to continue as we work to fully integrate Valbart’s operations.

Bookings in 2010 increased $108.3 million, or 9.0% as compared with 2009. The increase included negative currency effects of approximately $14 million. The overall net increase in bookings was attributable to bookings provided by Valbart of $54.6 million, strength in the oil and gas industry, primarily in EMA and North America, increased bookings in general industries, driven by growth in the district heating market in Russia, and growing aftermarket repair and replacement orders. Inventory restocking orders from distributors were a key driver in the North American market recovery. Increased bookings were partially offset by decreases in the power generation industry, driven by orders of more than $45 million to supply valves to four Westinghouse Electric Co. nuclear power units booked in the same period in 2009 that did not recur, and customer-driven large project delays in the chemical and oil and gas industries. Of the $1.3 billion of bookings in 2010, approximately 27% were from oil and gas, 27% from chemical, 26% from general industries 18% from power generation and 2% from water management.

Bookings in 2009 decreased by $288.1 million, or 19.4%, as compared with 2008. The decrease included negative currency effects of approximately $53 million. The decrease in bookings was primarily attributable to Europe and North America, which decreased approximately $135 million and $70 million, respectively, driven by an overall decrease in orders from distributors and the chemical industry, as well as customer-driven delays in large projects in the oil and gas market. The decline in orders from distributors in Europe was driven by a decrease in general industries due to uncertainty surrounding global economic conditions. The decline in orders from distributors in North America was due to inventory destocking. The chemical industry represented the largest global market decline, especially in Europe and North America, while oil and gas bookings declined due to customer-driven large project delays. Bookings in Asia Pacific decreased approximately $40 million, attributable to customer-driven delays on large projects in the chemical industry, and bookings in Latin America decreased approximately $26 million due to large pulp and paper projects in the first quarter of 2008 that did not recur. These decreases were partially offset by an increase in nuclear power orders, which included orders recorded in the third quarter of 2009 of more than $45 million to supply valves to four Westinghouse Electric Co. nuclear power units in North America, new project bookings in the emerging solar market, reflecting future growth opportunities, growth in the Middle East through expansion of QRC and joint venture activities and increased aftermarket repair and replacement orders. Of the $1.2 billion of bookings in 2009, approximately 29% were from chemical, 28% from general industries, 23% from power generation and 20% from oil and gas.

Sales in 2010 decreased $5.7 million, or 0.5%, as compared with 2009. The decrease included negative currency effects of approximately $19 million. A decrease in sales in EMA of approximately $27 million, which included the impact of sales provided by Valbart of $38.3 million, was primarily driven by a decline in sales in the chemical industry, as well as customer-driven delays in large projects in the oil and gas industry. This decrease was partially offset by an increase in sales of approximately $17 million in Asia Pacific, primarily driven by the nuclear and fossil power markets in China.

Sales in 2009 decreased by $178.5 million, or 12.9%, as compared with 2008. This decrease included negative currency effects of approximately $56 million. Sales in Europe and North America decreased approximately $91 million and $56 million, respectively, driven by an overall decline in sales to distributors and the chemical industry, as well as customer-driven delays in large projects in the oil and gas industry. During 2009, the drivers of the decline in sales were consistent with the drivers of the decline in bookings discussed above.

Gross profit in 2010 decreased by $22.9 million, or 5.1% as compared with 2009. Gross profit margin in 2010 of 35.3% decreased from 37.0% for the same period in 2009. The decrease is primarily attributable to the negative impact of low margins on acquired Valbart backlog, as well as decreased sales on our absorption of fixed manufacturing costs, partially offset by favorable product mix and increased savings realized and decreased charges resulting from our Realignment Programs as compared with 2009, as well as various CIP initiatives and improved utilization of low-cost regions.

Gross profit in 2009 decreased by $52.5 million, or 10.5%, as compared with 2008. The decrease included the effect of $7.5 million in charges resulting from our Realignment Programs in 2009. Gross profit margin in 2009 of 37.0% increased from 36.0% for 2008. The increase in gross profit margin was attributable to improved pricing on large projects booked in 2008 that shipped in 2009, increased aftermarket repair and replacement business, materials cost savings, various CIP initiatives, improved utilization of low-cost regions, volume-related cost control actions and savings realized from our Realignment Programs. These improvements were partially offset by pricing pressure and the negative impact of decreased sales on absorption of fixed manufacturing costs.

Operating income in 2010 decreased by $23.7 million, or 11.6%, as compared with 2009. The decrease included negative currency effects of approximately $1 million. The decrease was principally attributable to the $22.9 million decrease in gross profit discussed above, partially offset by a $0.8 million decrease in SG&A. Decreased SG&A is attributable to decreased selling and marketing-related expenses and increased savings realized and decreased charges resulting from our Realignment Programs as compared with 2009, partially offset by $5.0 million in bad debt recoveries from the same period in 2009 that did not recur and $2.7 million in Valbart acquisition-related costs. Valbart provided a net operating loss of $12.4 million, including the impact of acquisition-related costs.

Operating income in 2009 decreased by $14.6 million, or 6.7% as compared with 2008. The decrease included the effect of $11.5 million in charges resulting from our Realignment Programs in 2009. The decrease included negative currency effects of approximately $10 million. The decrease was attributable to the $52.5 million decrease in gross profit, which included the effect of savings realized from our Realignment Program, partially offset by a $41.2 million decrease in SG&A. Reduced SG&A was attributable to decreased selling and marketing-related expenses, strict cost control actions, $5.0 million in cash recoveries of bad debts reserved in 2008 and savings realized from our Realignment Programs in 2009.

Backlog of $658.5 million at December 31, 2010 increased by $173.2 million, or 35.7% as compared to December 31, 2009. Currency effects provided a decrease of approximately $13 million. The overall net increase included backlog related to the acquisition of Valbart of $94.8 million. Backlog of $485.3 million at December 31, 2009 was comparable to December 31, 2008. Currency effects provided an increase of approximately $9 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Analysis

	2010	2009	2008
	(Amounts in millions)

Net cash flows provided by operating activities	$355.8	$431.3	$408.8
Net cash flows used by investing activities	(286.7)	(138.6)	(119.6)
Net cash flows used by financing activities	(142.9)	(107.1)	(185.5)

Existing cash generated by operations and borrowings available under our existing revolving line of credit are our primary sources of short-term liquidity. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our total cash balance at December 31, 2010 was $557.6 million, compared with $654.3 million at December 31, 2009 and $472.1 million at December 31, 2008.

Working capital increased in 2010 due primarily to lower accrued liabilities of $125.6 million resulting primarily from reductions in accruals for long-term and broad-based annual incentive program payments, higher inventory of $52.9 million and higher accounts receivable of $52.0 million, partially offset by higher accounts payable of $70.7 million. During 2010, we contributed $33.4 million to our U.S. pension plan. Working capital increased in 2009 due primarily to lower accrued liabilities of $106.8 million resulting primarily from reductions in accruals for long-term and broad-based annual incentive program payments and reductions in advanced cash received from customers and lower accounts payable of $104.7 million. These decreases were partially offset by lower inventory of $74.7 million and lower accounts receivable of $50.7 million. During 2009, we contributed $83.1 million to our U.S. pension plan.

Our goal for days’ sales receivables outstanding (“DSO”) is 60 days. For the fourth quarter of 2010, our DSO was 66 days as compared with 59 days and 62 days for the same periods in 2009 and 2008, respectively. For reference purposes based on 2010 sales, a DSO improvement of one day could provide approximately $13 million in cash. An increase in inventory used $52.9 million of cash flow for 2010 compared with providing cash of $74.7 million in 2009 and using cash of $195.5 million in 2008. Inventory turns were 3.4 times at December 31, 2010, compared with 4.0 times at December 31, 2009 and 3.6 times at December 31, 2008. For reference purposes based on 2010 data, an improvement of one turn could yield approximately $201 million in cash.

Cash outflows for investing activities were $286.7 million, $138.6 million and $119.6 million in 2010, 2009 and 2008, respectively, due primarily to capital expenditures and cash paid for acquisitions. Cash outflows for 2010 also included $199.4 million for the acquisition of Valbart, as discussed below in “Payments for Acquisitions.” Capital expenditures during 2010 were $102.0 million, a decrease of $6.4 million as compared with 2009. Our capital expenditures have been focused on capacity expansion, including expansion of our QRC network, nuclear capabilities and low-cost sourcing; enterprise resource planning application upgrades; information technology infrastructure; and cost reduction opportunities.

Cash outflows for financing activities were $142.9 million in 2010 compared with $107.1 million in 2009 and $185.5 million in 2008. Cash outflows during 2010 resulted primarily from the payment of $63.6 million in dividends, $46.0 million for the repurchase of common shares and approximately $40 million to liquidate debt in completing a new credit agreement in December 2010 (discussed below under “Credit Facilities”). Cash outflows during 2009 resulted primarily from the payment of $59.2 million in dividends and $40.9 million for the repurchase of common shares.

On February 22, 2010, our Board of Directors authorized an increase in the payment of quarterly dividends on our common stock from $0.27 per share to $0.29 per share payable quarterly beginning on April 7, 2010. On February 21, 2011, our Board of Directors authorized an increase in the payment of quarterly dividends on our common stock from $0.29 per share to $0.32 per share payable quarterly beginning on April 14, 2011. Generally, our dividend date-of-record is in the last month of the quarter, and the dividend is paid the following month. Any subsequent dividends will be reviewed by our Board of Directors on a quarterly basis and declared at its discretion dependent on its assessment of our financial situation and business outlook at the applicable time.

On February 26, 2008, our Board of Directors approved a program to repurchase up to $300.0 million of our outstanding common stock, and the program commenced in the second quarter of 2008. The share repurchase program does not have an expiration date, and we reserve the right to limit or terminate the repurchase program at any time without notice. We repurchased 450,000, 544,500 and 1,741,100 shares for $46.0 million, $40.9 million and $165.0 million during 2010, 2009 and 2008, respectively. To date, we have repurchased a total of 2,735,600 shares for $251.9 million under this program.

Our cash needs for the next 12 months are expected to be in line with 2010, resulting from an expected decrease in pension contributions, a small decrease in incentive compensation payments, along with a small anticipated increase in capital expenditures and an increase in cash dividends. We believe cash flows from operating activities, combined with availability under our revolving line of credit and our existing cash balances, will be sufficient to enable us to meet our cash flow needs for the next 12 months. However, cash flows from operations could be adversely affected by the decrease in the rate of general global economic growth, as well as economic, political and other risks associated with sales of our products, operational factors, competition, regulatory actions, fluctuations in foreign currency exchange rates and fluctuations in interest rates, among other factors. We believe that cash flows from operating activities and our expectation of continuing availability to draw upon our credit agreements are also sufficient to meet our cash flow needs for periods beyond the next 12 months.

Payments for Acquisitions

We regularly evaluate acquisition opportunities of various sizes. The cost and terms of any financing to be raised in conjunction with any acquisition, including our ability to raise economical capital, is a critical consideration in any such evaluation.

As discussed in Note 2 to our consolidated financial statements included in Item 8 of this Annual Report, effective July 16, 2010, we acquired for inclusion in FCD, 100% of Valbart, a privately-owned Italian valve manufacturer, in a share purchase for cash of $199.4 million, which included $33.8 million of existing Valbart net debt (defined as Valbart’s third party debt less cash on hand) that was repaid at closing. Valbart manufactures trunnion-mounted ball valves used primarily in upstream and midstream oil and gas applications, which enables us to offer a more complete valve product portfolio to our oil and gas project customers. The acquisition included Valbart’s portion of the joint venture with us that we entered into in December 2009 that was not operational during 2010. Under the terms of the purchase agreement, we deposited $5.8 million into escrow to be held and applied against any breach of representations, warranties or indemnities for 30 months. At the expiration of the escrow period, any residual amounts will be released to the sellers in satisfaction of the purchase price. Effective April 21, 2009, we acquired for inclusion in EPD, Calder, a private Swiss company and a supplier of energy recovery technology for use in the global desalination market, for $30.8 million, net of cash acquired. Of the total purchase price, $28.4 million was paid at closing and $2.4 million was paid after the working capital valuation was completed in early July 2009. During 2008, we acquired for inclusion in EPD the remaining 50% interest in Niigata, effective March 1, 2008, for $2.4 million in cash.

Financing

Debt, including capital lease obligations, consisted of:

	December 31,
	2010	2009
	(Amounts in thousands)

New Term Loan, interest rate of 2.30% at December 31, 2010	$500,000	$—
Old Term Loan, interest rate of 1.81% at December 31, 2009	—	544,016
Capital lease obligations and other borrowings	27,711	22,712

Debt and capital lease obligations	527,711	566,728
Less amounts due within one year	51,481	27,355

Total debt due after one year	$476,230	$539,373

Credit Facilities

On December 14, 2010 (the “Closing Date”), we entered into a new credit agreement (“Credit Agreement”) with Bank of America, N.A., as swingline lender, letter of credit issuer and administrative agent, and the other lenders party thereto (together, the “Lenders”), for term debt (“New Term Loan”) and a revolving credit facility (“New Revolving Credit Facility”). The Credit Agreement provides for an aggregate commitment of $1.0 billion, including a $500.0 million New Term Loan facility with a maturity date of December 14, 2015 and a $500.0 million New Revolving Credit Facility with a maturity date of December 14, 2015 (collectively referred to as “New Credit Facilities”). The New Revolving Credit Facility includes a $300.0 million sublimit for the issuance of letters of credit. Subject to certain conditions, we have the right to increase the amount of the New Revolving Credit Facility by an aggregate amount not to exceed $200.0 million.

We used all of the proceeds advanced under the New Term Loan, along with approximately $40 million of cash on hand, to repay all outstanding indebtedness under our then-existing credit agreement dated as of August 12, 2005, as amended, which included a $600.0 million term loan (“Old Term Loan”) and a $400.0 million revolving line of credit (collectively referred to as the “Old Credit Agreement”). In connection with this repayment, our outstanding letters of credit under the Old Credit Agreement were transferred to the New Revolving Credit Facility, and we terminated the Old Credit Agreement on the Closing Date. The proceeds of the Credit Agreement will be used to fund capital expenditures and other working capital needs. Future draws under the New Revolving Credit Facility are subject to various conditions, including the existence of no default under the Credit Agreement.

We incurred $11.6 million in fees related to the Credit Agreement. Prior to the refinancing, we had $2.7 million of unamortized deferred loan costs related to the Old Credit Agreement. Based upon the syndicate of financial institutions for the Credit Agreement, we expensed $1.5 million of these unamortized deferred loan costs and

$0.1 million in fees related to the Credit Agreement in other (expense) income, net in 2010. The remaining $11.5 million of fees related to the Credit Agreement were capitalized, along with the remaining $1.2 million of previously unamortized deferred loan costs, for a total of $12.7 million in deferred loan costs included in other assets, net. These costs are being amortized over the term of the Credit Agreement and are recorded in interest expense.

At both December 31, 2010 and 2009, we had no amounts outstanding under the New Revolving Credit Facility or the revolving line of credit under the Old Credit Agreement, as applicable. We had outstanding letters of credit of $133.9 million and $123.1 million at December 31, 2010 and 2009, respectively, which reduced our borrowing capacity to $366.1 million and $276.9 million, respectively.

Borrowings under our New Credit Facilities, other than in respect of swingline loans, bear interest at a rate equal to, at our option, either (1) London Interbank Offered Rate (“LIBOR”) plus 1.75% — 2.50%, as applicable, depending on our consolidated leverage ratio, or (2) the base rate (which is based on greater of the prime rate most recently announced by the administrative agent under our New Credit Facilities or the Federal Funds rate plus 0.50%, or (3) a daily rate equal to the one month LIBOR plus 1.0% plus, as applicable, an applicable margin of 0.75% — 1.50% determined by reference to the ratio of our total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”). The applicable interest rate as of December 31, 2010 was 2.3% for borrowings under our New Credit Facilities. In connection with our New Credit Facilities, we have entered into $350.0 million of notional amount of interest rate swaps at December 31, 2010 to hedge exposure to floating interest rates.

We pay the Lenders under the New Credit Facilities a commitment fee equal to a percentage ranging from 0.30% to 0.50%, determined by reference to the ratio of our total debt to consolidated EBITDA, of the unutilized portion of the New Revolving Credit Facility, and letter of credit fees with respect to each standby letter of credit outstanding under our New Credit Facilities equal to a percentage based on the applicable margin in effect for LIBOR borrowings under the New Revolving Credit Facility. The fees for financial and performance standby letters of credit are 2.0% and 1.0%, respectively.

Our obligations under the Credit Agreement are unconditionally guaranteed, jointly and severally, by substantially all of our existing and subsequently acquired or organized domestic subsidiaries and 65% of the capital stock of certain foreign subsidiaries, subject to certain controlled company and materiality exceptions. The Lenders have agreed to release the collateral if we achieve an Investment Grade Rating (as defined in the Credit Agreement) by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services for our senior unsecured, non-credit-enhanced, long-term debt (in each case, with an outlook of stable or better), with the understanding that identical collateral will be required to be pledged to the Lenders anytime following a release of the collateral that an Investment Grade Rating is not maintained. In addition, prior to our obtaining and maintaining investment grade credit ratings, our and the guarantors’ obligations under the Credit Agreement are collateralized by substantially all of our and the guarantors’ assets. We have not achieved these ratings as of December 31, 2010.

European Letter of Credit Facilities

On October 30, 2009, we entered into a new 364-day unsecured European Letter of Credit Facility (“New European LOC Facility”) with an initial commitment of €125.0 million. The New European LOC Facility is renewable annually and, consistent with the Old European LOC Facility, is used for contingent obligations in respect of surety and performance bonds, bank guarantees and similar obligations with maturities up to five years. We renewed the New European LOC Facility in October 2010 consistent with its terms for an additional 364-day period. We pay fees of 1.35% and 0.40% for utilized and unutilized capacity, respectively, under our New European LOC Facility. We had outstanding letters of credit drawn on the New European LOC Facility of €55.7 million ($74.5 million) and €2.8 million ($4.0 million) as of December 31, 2010 and 2009, respectively.

Our ability to issue additional letters of credit under our previous European Letter of Credit Facility (“Old European LOC Facility”), which had a commitment of €110.0 million, expired November 9, 2009. We paid annual and fronting fees of 0.875% and 0.10%, respectively, for letters of credit written against the Old European LOC Facility. We had outstanding letters of credit written against the Old European LOC Facility of €33.3 million ($44.5 million) and €77.9 million ($111.5 million) as of December 31, 2010 and 2009, respectively.

Certain banks are parties to both facilities and are managing their exposures on an aggregated basis. As such, the commitment under the New European LOC Facility is reduced by the face amount of existing letters of credit written against the Old European LOC Facility prior to its expiration. These existing letters of credit will remain outstanding, and accordingly offset the €125.0 million capacity of the New European LOC Facility until their maturity, which, as of December 31, 2010, was approximately two years for the majority of the outstanding existing letters of credit. After consideration of outstanding commitments under both facilities, the available capacity under the New European LOC Facility was €102.3 million as of December 31, 2010, of which €55.7 million has been drawn.

Debt Prepayments and Repayments

We made scheduled repayments under our Old Credit Agreement of $4.3 million, $5.7 million and $5.7 million in 2010, 2009 and 2008, respectively. We made no mandatory repayments or optional prepayments in 2010, 2009 or 2008, with the exception of the proceeds advanced under the New Term Loan Facility, along with approximately $40 million of cash on hand to repay all outstanding indebtedness under our Old Credit Agreement.

We may prepay loans under our New Credit Facilities in whole or in part, without premium or penalty, at any time.

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

Our New Credit Facilities include events of default customary for these types of credit facilities, including nonpayment of principal or interest, violation of covenants, incorrectness of representations and warranties, cross defaults and cross acceleration, bankruptcy, material judgments, Employee Retirement Income Security Act of 1974, as amended (“ERISA”), events, actual or asserted invalidity of the guarantees or the security documents and certain changes of control of our company. The occurrence of any event of default could result in the acceleration of our and the guarantors’ obligations under the New Credit Facilities. We complied with all covenants under our New Credit Facilities through December 31, 2010.

Our European letter of credit facilities contain covenants restricting the ability of certain foreign subsidiaries to issue debt, incur liens, sell assets, merge, consolidate, make certain investments, pay dividends, enter into agreements with negative pledge clauses or engage in any business activity other than our existing business. The European letter of credit facilities also incorporate by reference the covenants contained in our New Credit Facilities.

Our European letter of credit facilities include events of default usual for these types of letter of credit facilities, including nonpayment of any fee or obligation, violation of covenants, incorrectness of representations and warranties, cross defaults and cross acceleration, bankruptcy, material judgments, ERISA events, actual or asserted invalidity of the guarantees and certain changes of control of our company. The occurrence of any event of default could result in the termination of the commitments and an acceleration of our obligations under the European letter of credit facilities. We complied with all covenants under our European letter of credit facilities through December 31, 2010.

Liquidity Analysis

Our cash balance decreased by $96.7 million to $557.6 million as of December 31, 2010 as compared with December 31, 2009. The cash draw was primarily due to the acquisition of Valbart for $199.4 million in cash during the third quarter of 2010 and planned significant cash uses in 2010, including broad-based annual employee incentive compensation program payments related to prior period performance, $102.0 million in capital expenditures, $63.6 million in dividend payments, $46.0 million of share repurchases, the use of approximately $40 million of cash on hand to repay outstanding indebtedness under our prior credit agreement and the funding of increased working capital requirements. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions.

Approximately 5% of our New Term Loan is due to mature in both 2011 and 2012. As noted above, our New Term Loan and our New Revolving Credit Facility both mature in December 2015. After the effects of $350.0 million of notional interest rate swaps, approximately 68% of our term debt was at fixed rates at December 31, 2010. As of December 31, 2010, we had a borrowing capacity of $366.1 million on our $500.0 million New Revolving Credit Facility (due to outstanding letters of credit), and we had net available capacity under the New European LOC Facility of €46.6 million. Our New Revolving Credit Facility and our New European LOC Facility are committed and are held by a diversified group of financial institutions.

In 2010 and 2009, we experienced increases in the values of our U.S. pension plan assets. We experienced significant declines in the values of our U.S. pension plan assets in 2008 resulting primarily from declines in global equity markets. After consideration of the impact of our contributions in 2009, the partial recovery in 2009 and 2010 of asset value declines in 2008 and our intent to become fully-funded, we contributed $33.4 million to our U.S. pension plan in 2010. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.

We continue to monitor and evaluate the implications of lingering effects of global financial markets and banking systems disruptions experienced in 2008 and 2009 on our current business (including our access to capital), our customers and suppliers and the state of the global economy. While credit and capital markets have stabilized in recent months, additional disruptions or lingering uncertainty in the functioning of these markets could potentially materially impair our and our customers’ ability to access these markets and further increase associated costs, as well as our customers’ ability to pay in full and/or on a timely basis.

OUTLOOK FOR 2011

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

Our bookings increased 8.8% in 2010 as compared with 2009, and our backlog at December 31, 2010 increased 9.4% as compared to December 31, 2009, which is expected to drive increased revenue in 2011 as compared with 2010, excluding currency fluctuations. Because a booking represents a contract that can be, in certain circumstances, modified or canceled, and can include varying lengths between the time of booking and the time of revenue recognition, there is no guarantee that the increase in bookings will result in a comparable increase in revenues or otherwise be indicative of future results. While we believe that our primary markets continue to provide opportunities, as evidenced by nine consecutive quarters of approximately $1 billion in bookings and the year-over-year increase in our backlog, we remain cautious in our outlook for 2011 given the continuing uncertainty of global economic conditions. While we have not experienced a disruption to our business resulting from recent developing political and economic conditions in the Middle East, we will continue to closely monitor the conditions. For additional discussion on our markets and our opportunities, see the “Business Overview — Our Markets” section of this MD&A.

We expect to experience increased external pressures on gross profit margin in 2011 as compared with 2010 and 2009 due to price competition associated with current global economic conditions. We expect these gross profit margin pressures to be at least partially offset by planned increases in shipments, operational improvements, continuation of our end user strategy, the strength of our aftermarket business, supply chain initiatives, disciplined contract bidding and savings achieved from our Realignment Programs. As part of our previously communicated Realignment Programs, we plan to incur up to $5.0 million in realignment costs in 2011 as a result of these activities.

All of our borrowings under our New Credit Facilities carry a floating rate of interest. As of December 31, 2010, we had $350.0 million of derivative contracts to convert a portion of floating interest rates to fixed interest rates to reduce our exposure to interest rate volatility. As a result of reducing the volatility, we may not fully benefit from a decrease in interest rates. We expect our interest expense in 2011 will be comparable to 2010. However, because a portion of our debt carries a floating rate of interest, the debt is subject to volatility in rates, which could negatively impact interest expense. Our results of operations may also be impacted by unfavorable foreign currency exchange rate movements. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of this Annual Report.

We expect to generate sufficient cash from operations to fund our working capital, capital expenditures, dividend payments, share repurchases, debt payments and pension plan contributions in 2011. We seek to improve our working capital utilization, with a particular focus on improving the management of accounts receivable and inventory. However, the amount of cash generated or consumed by working capital is dependent on our level of revenues, backlog, customer acceptance and other factors. In 2011, our cash flows for investing activities will be focused on strategic initiatives to pursue new markets, geographic expansion, information technology infrastructure and cost reduction opportunities and are expected to be between $120 million and $130 million, before consideration of any potential acquisition activity. We have $25.0 million in scheduled repayments in 2011 under our New Credit Facilities, and we expect to comply with the covenants under our New Credit Facilities in 2011. See the “Liquidity and Capital Resources” section of this MD&A for further discussion of our debt covenants.

We currently anticipate that our minimum contribution to our qualified U.S. pension plan will be between $7 million and $10 million, excluding direct benefits paid, in 2011 in order to maintain fully funded status, as defined by the U.S. Pension Protection Act, for 2011. We currently anticipate that our contributions to our non-U.S. pension plans will be approximately $10 million in 2011.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table presents a summary of our contractual obligations at December 31, 2010:

	Payments Due By Period
				Beyond 5
	Within 1 Year	1-3 Years	3-5 Years	Years	Total
	(Amounts in millions)

Long-term debt	$25.0	$75.0	$400.0	$—	$500.0
Fixed interest payments(1)	1.2	(0.6)	—	—	0.6
Variable interest payments(2)	11.5	21.0	13.8	—	46.3
Capital lease obligations and other debt	26.5	1.2	—	—	27.7
Operating leases	45.2	66.0	31.3	32.4	174.9
Purchase obligations:(3)
Inventory	588.1	38.1	3.0	1.4	630.6
Non-inventory	33.6	2.2	0.7	1.2	37.7
Pension and postretirement benefits(4)	49.9	101.6	107.9	290.1	549.5

Total	$781.0	$304.5	$556.7	$325.1	$1,967.3

(1)	Fixed interest payments represent net incremental payments under interest rate swap agreements.

(2)	Variable interest payments under our Credit Facilities were estimated using a base rate of three-month LIBOR as of December 31, 2010.

(3)	Purchase obligations are presented at the face value of the purchase order, excluding the effects of early termination provisions. Actual payments could be less than amounts presented herein.

(4)	Retirement and postretirement benefits represent estimated benefit payments for our U.S. and non-U.S. defined benefit plans and our postretirement medical plans, as more fully described below and in Note 12 to our consolidated financial statements included in Item 8 of this Annual Report.

As of December 31, 2010, the gross liability for uncertain tax positions was $104.6 million. We do not expect a material payment related to these obligations to be made within the next twelve months. We are unable to provide a reasonably reliable estimate of the timing of future payments relating to the uncertain tax positions.

The following table presents a summary of our commercial commitments at December 31, 2010:

	Commitment Expiration By Period
				Beyond 5
	Within 1 Year	1-3 Years	3-5 Years	Years	Total
	(Amounts in millions)

Letters of credit	$411.9	$204.5	$26.9	$3.7	$647.0
Surety bonds	74.1	6.7	2.7	0.8	84.3

Total	$486.0	$211.2	$29.6	$4.5	$731.3

We expect to satisfy these commitments through performance under our contracts.

PENSION AND POSTRETIREMENT BENEFITS OBLIGATIONS

Our pension plans and postretirement benefit plans are accounted for using actuarial valuations required by Accounting Standards Codification (“ASC”) 715, “Compensation — Retirement Benefits.” In accounting for retirement plans, management is required to make significant subjective judgments about a number of actuarial assumptions, including discount rates, salary growth, long-term rates of return on plan assets, retirement rates, turnover, health care cost trend rates and mortality rates. Depending on the assumptions and estimates used, the pension and postretirement benefit expense could vary within a range of outcomes and have a material effect on reported earnings. In addition, the assumptions can materially affect benefit obligations and future cash funding.

Plan Descriptions

We and certain of our subsidiaries have defined benefit pension plans and defined contribution plans for regular full-time and part-time employees. Approximately 72% of total defined benefit pension plan assets and approximately 58% of defined benefit pension obligations are related to the U.S. qualified plan as of December 31, 2010. The assets for the U.S. qualified plan are held in a single trust with a common asset allocation. Unless specified otherwise, the references in this section are to all of our U.S. and non-U.S. plans.

Benefits under our defined benefit pension plans are based primarily on participants’ compensation and years of credited service. Assets under our defined benefit pension plans consist primarily of equity and fixed-income securities. At December 31, 2010, the estimated fair market value of U.S. and non-U.S. plan assets for our defined benefit pension plans increased to $479.7 million from $427.2 million at December 31, 2009. Assets were allocated as follows:

	U.S. Plan
Asset category	2010	2009

U.S. Large Cap	35%	39%
U.S. Small Cap	5%	6%
International Large Cap	10%	11%

Equity securities	50%	56%

Long-Term Government/Credit	29%	11%
Intermediate Bond	21%	32%

Fixed income	50%	43%

Multi-strategy hedge fund	0%	1%
Other(1)	0%	0%

Other	0%	1%

	Non-U.S. Plans
Asset category	2010	2009

North American Companies	5%	5%
U.K. Companies	26%	27%
European Companies	7%	8%
Asian Pacific Companies	6%	5%
Global Equity	3%	3%
Emerging Markets(1)	0%	0%

Equity securities	47%	48%

U.K. Government Gilt Index	18%	19%
U.K. Corporate Bond Index	15%	15%
Global Fixed Income Bond	18%	15%

Fixed income	51%	49%

Other	2%	3%

(1)	Less than 1% of holdings are in Other and Emerging Markets.

None of our common stock is directly held by these plans.

The projected benefit obligation (“Benefit Obligation”) for our defined benefit pension plans was $625.7 million and $606.7 million as of December 31, 2010 and 2009, respectively.

The estimated prior service benefit for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net pension expense in 2011 is $1.1 million. The estimated actuarial net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net pension expense in 2011 is $12.7 million. We amortize estimated prior service benefits and estimated net losses over the remaining expected service period or over the remaining expected lifetime of inactive participants for plans with only inactive participants.

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

The Benefit Obligation for our defined benefit postretirement medical plans was $39.1 million and $40.2 million as of December 31, 2010 and 2009, respectively. The estimated prior service benefit for the defined benefit postretirement medical plans that will be amortized from accumulated other comprehensive loss into net pension expense in 2011 is $1.6 million. The estimated actuarial net benefit for the defined benefit postretirement medical plans that will be amortized from accumulated other comprehensive loss into net pension expense in 2011 is $1.7 million. We amortize estimated prior service benefits and estimated net gain over the remaining expected service period of approximately four years.

Accrual Accounting and Significant Assumptions

We account for pension benefits using the accrual method, recognizing pension expense before the payment of benefits to retirees. The accrual method of accounting for pension benefits necessarily requires actuarial assumptions concerning future events that will determine the amount and timing of the benefit payments.

Our key assumptions used in calculating our cost of pension benefits are the discount rate, the rate of compensation increase and the expected long-term rate of return on plan assets. We, in consultation with our actuaries, evaluate the key actuarial assumptions and other assumptions used in calculating the cost of pension and postretirement benefits, such as discount rates, expected return on plan assets for funded plans, mortality rates, retirement rates and assumed rate of compensation increases, and determine such assumptions as of December 31 of each year to calculate liability information as of that date and pension and postretirement expense for the following year. Depending on the assumptions used, the pension and postretirement expense could vary within a range of outcomes and have a material effect on reported earnings. In addition, the assumptions can materially affect Benefit Obligations and future cash funding. Actual results in any given year may differ from those estimated because of economic and other factors. See discussion of our assumptions related to pension and postretirement benefits in the “Our Critical Accounting Estimates” section of this MD&A.

In 2010, net pension expense for our defined benefit pension plans included in income from continuing operations was $36.1 million compared with $35.7 million in 2009 and $29.5 million in 2008. The (gain) expense for the postretirement medical plans was $(2.4) million in 2010 compared with $(2.3) million in 2009 and $1.1 million in 2008.

The following are assumptions related to our defined benefit pension plans as of December 31, 2010:

	U.S. Plan	Non-U.S. Plans

Weighted average assumptions used to determine Benefit Obligations:
Discount rate	5.00%	5.13%
Rate of increase in compensation levels	4.25	3.46
Weighted average assumptions used to determine 2010 net pension expense:
Long-term rate of return on assets	7.00%	6.21%
Discount rate	5.50	5.41
Rate of increase in compensation levels	4.80	3.58

The following provides a sensitivity analysis of alternative assumptions on the U.S. qualified and aggregate non-U.S. pension plans and U.S. postretirement plans.

Effect of Discount Rate Changes and Constancy of Other Assumptions:

	0.5% Increase	0.5% Decrease
	(Amounts in millions)

U.S. defined benefit pension plan:
Effect on net pension expense	$(1.3)	$1.3
Effect on Benefit Obligation	(12.9)	13.9
Non-U.S. defined benefit pension plans:
Effect on net pension expense	(1.9)	2.0
Effect on Benefit Obligation	(20.1)	21.2
U.S. Postretirement medical plans:
Effect on postretirement medical expense	(0.1)	0.2
Effect on Benefit Obligation	(1.0)	1.1

Effect of Changes in the Expected Return on Assets and Constancy of Other Assumptions:

	0.5% Increase	0.5% Decrease
(Amounts in millions)

U.S. defined benefit pension plan:
Effect on net pension expense	$(1.7)	$1.7
Effect on Benefit Obligation	N/A	N/A
Non-U.S. defined benefit pension plans:
Effect on net pension expense	(0.6)	0.6
Effect on Benefit Obligation	N/A	N/A
U.S. Postretirement medical plans:
Effect on postretirement medical expense	N/A	N/A
Effect on Benefit Obligation	N/A	N/A

As discussed below, accounting principles generally accepted in the U.S. (“GAAP”) provide that differences between expected and actual returns are recognized over the average future service of employees.

At December 31, 2010, as compared to December 31, 2009, we decreased our discount rate for the U.S. plan from 5.50% to 5.00% based on an analysis of publicly-traded investment grade U.S. corporate bonds, which had a lower yield due to current market conditions. We decreased our average rate for non-U.S. plans from 5.41% to 5.13% based primarily on lower applicable corporate AA-graded bond yields for the U.K. and Euro zone. We decreased our average assumed rate of compensation from 4.80% to 4.25% for the U.S. plan and from 3.58% to 3.46% for our non-U.S. plans. To determine the 2010 pension expense, we decreased the expected rate of return on

U.S. plan assets from 7.75% to 7.00% and we increased our average rate of return on non-U.S. plan assets from 4.38% to 6.21%, primarily as a result of the increase in the U.K. rate of return on assets. As the expected rate of return on plan assets is long-term in nature, short-term market changes do not significantly impact the rates.

We expect that the net pension expense for our defined benefit pension plans included in earnings before income taxes will be approximately $2 million higher in 2011 than the $36.1 million in 2010, reflecting, among other things, the increased amortization of the actuarial net loss. We expect the 2011 benefit for the postretirement medical plans to be approximately $1 million lower than the $2.4 million in 2010, primarily reflecting decreased amortization of the actuarial net gain.

We have used discount rates of 5.00% and 4.75% at December 31, 2010, in calculating our estimated 2011 cost of pension benefits and cost of other postretirement benefits for U.S. plans, respectively.

The assumed ranges for the annual rates of increase in health care costs were 9.0% for 2010, 9.0% for 2009 and 7.8% for 2008, with a gradual decrease to 5.0% for 2032 and future years. If actual costs are higher than those assumed, this will likely put modest upward pressure on our expense for retiree health care.

Plan Funding

Our funding policy for defined benefit plans is to contribute at least the amounts required under applicable laws and local customs. We contributed $50.2 million, $101.2 million and $71.0 million to our defined benefit plans in 2010, 2009 and 2008, respectively. After consideration of the impact of our contributions in 2010, the partial recovery in 2010 and 2009 of asset value declines experienced in 2008 and our intent to remain fully-funded, we currently anticipate that our contribution to our U.S. pension plan in 2011 will be between $7 million and $10 million, excluding direct benefits paid. We expect to contribute approximately $10 million to our non-U.S. pension plans in 2011.

For further discussions on pension and postretirement benefits, see Note 12 to our consolidated financial statements included in Item 8 of this Annual Report.

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

Revenues for long-term contracts that exceed certain internal thresholds regarding the size and duration of the project and provide for the receipt of progress billings from the customer are recorded on the percentage of completion method with progress measured on a cost-to-cost basis. Percentage of completion revenue represents less than 9% of our consolidated sales in 2010.

Revenue on service and repair contracts is recognized after services have been agreed to by the customer and rendered. Revenues generated under fixed fee service and repair contracts are recognized on a ratable basis over the term of the contract. These contracts can range in duration, but generally extend for up to five years. Fixed fee service contracts represent less than 2% of our consolidated sales in 2010.

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

Estimates of liabilities for unsettled asbestos-related claims are based on known claims and on our experience during the preceding two years for claims filed, settled and dismissed, with adjustments for events deemed unusual and unlikely to recur, and are included in retirement obligations and other liabilities in our consolidated balance sheets. A substantial majority of our asbestos-related claims are covered by insurance or indemnities. Estimated indemnities and receivables from insurance carriers for unsettled claims and receivables for settlements and legal fees paid by us for asbestos-related claims are estimated using our historical experience with insurance recovery rates and estimates of future recoveries, which include estimates of coverage and financial viability of our insurance carriers. Estimated receivables are included in other assets, net in our consolidated balance sheets. Changes in claims filed, settled and dismissed and differences between actual and estimated settlement costs and insurance or indemnity recoveries could impact future expense.

Pension and Postretirement Benefits

We provide pension and postretirement benefits to certain of our employees, including former employees, and their beneficiaries. The assets, liabilities and expenses we recognize and disclosures we make about plan actuarial and financial information are dependent on the assumptions used in calculating such amounts. The assumptions include factors such as discount rates, health care cost trend rates, inflation, expected rates of return on plan assets, retirement rates, mortality rates, rates of compensation increases and other factors.

The assumptions utilized to compute expense and benefit obligations are shown in Note 12 to our consolidated financial statements included in Item 8 of this Annual Report. These assumptions are assessed annually as of December 31 and adjustments are made as needed. We evaluate prevailing market conditions and local laws and requirements in countries where plans are maintained, including appropriate rates of return, interest rates and medical inflation rates. We also compare our significant assumptions with our peers. The methodology to set our assumptions includes:

•	Discount rates are estimated using high quality debt securities based on corporate or government bond yields with a duration matching the expected benefit payments. For the U.S. the discount rate is obtained from an analysis of publicly-traded investment-grade corporate bonds to establish a weighted average discount rate. For plans in the United Kingdom and the EURO zone we use the discount rate obtained from an analysis of AA-graded corporate bonds used to generate a yield curve. For other countries or regions without a corporate AA bond market, government bond rates are used. Our discount rate assumptions are impacted by changes in general economic and market conditions that affect interest rates on long-term high-quality debt securities, as well as the duration of our plans’ liabilities.

•	Health care cost trend rates are developed based upon historical retiree cost trend data, long-term health care outlook and industry benchmarks.

•	Inflation assumptions are based upon both our specific trends and nationally expected trends.

•	The expected rates of return on plan assets are derived from reviews of asset allocation strategies, expected long-term performance of asset classes, risks and other factors adjusted for our specific investment strategy. These rates are impacted by changes in general market conditions, but because they are long-term in nature, short-term market changes do not significantly impact the rates. Changes to our target asset allocation also impact these rates.

•	Retirement rates are based upon actual and projected plan experience.

•	Mortality rates are based on published actuarial tables relevant to the countries in which we have plans.

•	The expected rates of compensation increase reflect estimates of the change in future compensation levels due to general price levels, seniority, age and other factors.

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

Valuation of Goodwill, Indefinite-Lived Intangible Assets and Other Long-Lived Assets

The initial recording of goodwill and intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets. We test the value of goodwill and indefinite-lived intangible assets for impairment as of December 31 each year or whenever events or circumstances indicate such assets may be impaired. The test for goodwill impairment involves significant judgment in estimating projections of fair value generated through future performance of each of the reporting units. In connection with the segment reorganization, we reallocated goodwill to our redefined reporting units and evaluated goodwill for impairment. The identification of the reporting units began at the operating segment level: EPD, IPD and FCD, and considered whether components one level below the operating segment levels should be identified as reporting units for purposes of allocating goodwill and testing goodwill for impairment based on certain conditions. These conditions included, among other factors, (i) the extent to which a component represents a business and (ii) the aggregation of economically similar components within the operating segments, which resulted in nine reporting units. Other factors that were considered in determining whether the aggregation of components was appropriate included the similarity of the nature of the products and services, the nature of the production processes, the methods of distribution and the types of industries served. The test of indefinite-lived intangible assets involves significant judgment in estimating projections of future sales levels.

Impairment losses for goodwill are recognized whenever the implied fair value of goodwill is less than the carrying value. We estimate the fair value of our reporting units based on an income approach, whereby we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. A discounted cash flow analysis requires us to make various judgmental assumptions about future sales, operating margins, growth rates and discount rates, which are based on our budgets, business plans, economic projections, anticipated future cash flows and market participants. Assumptions are also made for varying perpetual growth rates for periods beyond the long-term business plan period. We did not record an impairment of goodwill in 2010, 2009 or 2008.

We also consider our market capitalization in our evaluation of the fair value of our goodwill. Our market capitalization increased in 2010 and did not indicate a potential impairment of our goodwill as of December 31, 2010.

Impairment losses for indefinite-lived intangible assets are recognized whenever the estimated fair value is less than the carrying value. Fair values are calculated for trademarks using a “relief from royalty” method, which estimates the fair value of the trademarks by determining the present value of the royalty payments that are avoided as a result of owning the trademark. This method includes judgmental assumptions about sales growth and discount rates that are consistent with the assumptions used to determine the fair value of our reporting units discussed above. We did not record an impairment of our trademarks in 2010, 2009 or 2008.

The net realizable value of other long-lived assets, including property, plant and equipment and finite-lived intangible assets, is reviewed periodically, when indicators of potential impairments are present, based upon an assessment of the estimated future cash flows related to those assets, utilizing a methodology similar to that for goodwill. Additional considerations related to our long-lived assets include expected maintenance and improvements, changes in expected uses and ongoing operating performance and utilization.

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

Interest Rate Risk

Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our New Credit Facilities, which bear interest based on floating rates. At December 31, 2010, after the effect of interest rate swaps, we had $150.0 million of variable rate debt obligations outstanding under our New Credit Facilities with a weighted average interest rate of 2.30%. A hypothetical change of 100 basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by $1.5 million for the year ended December 31, 2010. At December 31, 2010 and 2009, we had $350.0 million and $385.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties with varying maturities through September 2013.

Foreign Currency Exchange Rate Risk

A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than a non-U.S. subsidiary’s functional currency. Generally, we view our investments in foreign subsidiaries from a long-term perspective and, therefore, do not hedge these investments. We use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. We realized net (losses) gains associated with foreign currency translation of $(10.6) million, $63.0 million and $(126.7) million for the years ended December 31, 2010, 2009 and 2008, respectively, which are included in other comprehensive (expense) income.

Based on a sensitivity analysis at December 31, 2010, a 10% change in the foreign currency exchange rates for the year ended December 31, 2010 would have impacted our net earnings by approximately $23 million, due primarily to the Euro. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency forward exchange contracts discussed below. See discussion of the impact in 2010 of the devaluation of the Venezuelan Bolivar in Note 1 to our consolidated financial statements included in Item 8 of this Annual Report.

We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. Where available, the use of forward exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the forward exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Our policy allows foreign currency coverage only for identifiable foreign currency exposures, and changes in the fair values of these instruments are included in other (expense) income, net in the accompanying consolidated statements of income. As of December 31, 2010, we had a U.S. dollar equivalent of $358.5 million in aggregate notional amount outstanding in forward exchange contracts with third parties, compared with $309.6 million at December 31, 2009.

Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of certain forward exchange contracts are included in our consolidated results of operations. We recognized net foreign currency (losses) gains of $(26.5) million, $(7.8) million and $16.6 million for the years ended December 31, 2010, 2009, and 2008, respectively, which is included in other (expense) income, net in the accompanying consolidated statements of income.

Hedging related transactions, which are related to interest rate swaps and recorded to other comprehensive (expense) income, net of deferred taxes, are summarized below:

	Year Ended December 31,
	2010	2009	2008
	(Amounts in thousands)

(Loss) gain reclassified from accumulated other comprehensive income into income for settlements, net of tax	$(4,215)	$(5,980)	$2,863
Loss recognized in other comprehensive income, net of tax	(1,392)	(2,473)	(1,243)

Cash flow hedging activity, net of tax	$2,823	$3,507	$(4,106)

We expect to recognize (losses) gains of $(1.2) million, $0.3 million and $0.3 million, net of deferred taxes, into earnings in 2011, 2012 and 2013, respectively, related to interest rate swap agreements based on their fair values at December 31, 2010.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of Flowserve Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Flowserve Corporation and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it calculates earnings per share and the manner in which it accounts for noncontrolling interests in 2009.

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

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Dallas, Texas
February 23, 2011

FLOWSERVE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(Amounts in thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$557,579	$654,320
Accounts receivable, net	839,566	791,722
Inventories, net	886,731	795,233
Deferred taxes	131,996	145,864
Prepaid expenses and other	107,872	112,183

Total current assets	2,523,744	2,499,322
Property, plant and equipment, net	581,245	560,472
Goodwill	1,012,530	864,927
Deferred taxes	24,343	31,324
Other intangible assets, net	147,112	124,678
Other assets, net	170,936	168,171

Total assets	$4,459,910	$4,248,894

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$571,021	$493,306
Accrued liabilities	817,837	916,945
Debt due within one year	51,481	27,355
Deferred taxes	16,036	20,477

Total current liabilities	1,456,375	1,458,083
Long-term debt due after one year	476,230	539,373
Retirement obligations and other liabilities	414,272	449,691
Commitments and contingencies (See Note 13)
Shareholders’ equity:
Common shares, $1.25 par value	73,664	73,594
Shares authorized — 120,000
Shares issued — 58,931 and 58,875, respectively
Capital in excess of par value	613,861	611,745
Retained earnings	1,848,680	1,526,774

	2,536,205	2,212,113
Treasury shares, at cost — 3,872 and 3,919 shares, respectively	(292,210)	(275,656)
Deferred compensation obligation	9,533	8,684
Accumulated other comprehensive loss	(150,506)	(149,028)

Total Flowserve Corporation shareholders’ equity	2,103,022	1,796,113
Noncontrolling interest	10,011	5,634

Total equity	2,113,033	1,801,747

Total liabilities and equity	$4,459,910	$4,248,894

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2010	2009	2008
	(Amounts in thousands, except per share data)

Sales	$4,032,036	$4,365,262	$4,473,473
Cost of sales	(2,622,343)	(2,817,130)	(2,893,161)

Gross profit	1,409,693	1,548,132	1,580,312
Selling, general and administrative expense	(844,990)	(934,451)	(981,597)
Net earnings from affiliates	16,649	15,836	16,963

Operating income	581,352	629,517	615,678
Interest expense	(34,301)	(40,005)	(51,293)
Interest income	1,575	3,247	8,392
Other (expense) income, net	(18,349)	(7,968)	20,163

Earnings before income taxes	530,277	584,791	592,940
Provision for income taxes	(141,596)	(156,460)	(147,721)

Net earnings, including noncontrolling interests	388,681	428,331	445,219
Less: Net earnings attributable to noncontrolling interests	(391)	(444)	(2,806)

Net earnings attributable to Flowserve Corporation	$388,290	$427,887	$442,413

Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$6.96	$7.66	$7.75
Diluted	6.88	7.59	7.71
Cash dividends declared per share	$1.16	$1.08	$1.00

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2010	2009	2008
	(Amounts in thousands)

Net earnings, including noncontrolling interests	$388,681	$428,331	$445,219

Other comprehensive (expense) income:
Foreign currency translation adjustments, net of tax	(10,612)	63,049	(126,703)
Pension and other postretirement effects, net of tax	6,396	(3,603)	(59,977)
Cash flow hedging activity, net of tax	2,823	3,507	(4,106)

Other comprehensive (expense) income	(1,393)	62,953	(190,786)

Comprehensive income, including noncontrolling interests	387,288	491,284	254,433
Comprehensive income attributable to noncontrolling interests	(476)	(1,105)	(1,956)

Comprehensive income attributable to Flowserve Corporation	$386,812	$490,179	$252,477

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Total Flowserve Corporation Shareholders’ Equity
			Capital					Accumulated
			in Excess				Deferred	Other
	Common Stock		of Par	Retained	Treasury Stock		Compensation	Comprehensive	Noncontrolling	Total
	Shares	Amount	Value	Earnings	Shares	Amount	Obligation	Loss	Interests	Equity
	(Amounts in thousands)

Balance — January 1, 2008	58,715	$73,394	$561,732	$774,366	(2,406)	$(101,781)	$6,650	$(21,384)	$7,240	$1,300,217

Stock activity under stock plans	66	83	(20,200)	—	581	18,658	—	—	—	(1,459)
Stock-based compensation	—	—	32,642	61	—	—	—	—	—	32,703
Tax benefit associated with stock-based compensation	—	—	12,197	—	—	—	—	—	—	12,197
Net earnings	—	—	—	442,413	—	—	—	—	2,806	445,219
Cash dividends declared	—	—	—	(57,206)	—	—	—	—	—	(57,206)
Repurchase of common shares	—	—	—	—	(1,741)	(164,950)	—	—	—	(164,950)
Increases to obligation for new deferrals	—	—	—	—	—	—	1,544	—	—	1,544
Compensation obligations satisfied	—	—	—	—	—	—	(516)	—	—	(516)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	(125,853)	(850)	(126,703)
Pension and other postretirement effects, net of tax	—	—	—	—	—	—	—	(59,977)	—	(59,977)
Cash flow hedging activity, net of tax	—	—	—	—	—	—	—	(4,106)	—	(4,106)
Purchase of shares from noncontrolling interests	—	—	—	—	—	—	—	—	(874)	(874)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(1,891)	(1,891)

Balance — December 31, 2008	58,781	$73,477	$586,371	$1,159,634	(3,566)	$(248,073)	$7,678	$(211,320)	$6,431	$1,374,198

Stock activity under stock plans	94	117	(15,733)	—	192	13,372	—	—	—	(2,244)
Stock-based compensation	—	—	40,660	91	—	—	—	—	—	40,751
Tax benefit associated with stock-based compensation	—	—	447	—	—	—	—	—	—	447
Net earnings	—	—	—	427,887	—	—	—	—	444	428,331
Cash dividends declared	—	—	—	(60,838)	—	—	—	—	—	(60,838)
Repurchase of common shares	—	—	—	—	(545)	(40,955)	—	—	—	(40,955)
Increases to obligation for new deferrals	—	—	—	—	—	—	1,406	—	—	1,406
Compensation obligations satisfied	—	—	—	—	—	—	(400)	—	—	(400)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	62,388	661	63,049
Pension and other postretirement effects, net of tax	—	—	—	—	—	—	—	(3,603)	—	(3,603)
Cash flow hedging activity, net of tax	—	—	—	—	—	—	—	3,507	—	3,507
Sale of shares to noncontrolling interests	—	—	—	—	—	—	—	—	327	327
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(2,229)	(2,229)

Balance — December 31, 2009	58,875	$73,594	$611,745	$1,526,774	(3,919)	$(275,656)	$8,684	$(149,028)	$5,634	$1,801,747

Stock activity under stock plans	56	70	(40,343)	—	497	29,462	—	—	—	(10,811)
Stock-based compensation	—	—	32,489	(61)	—	—	—	—	—	32,428
Tax benefit associated with stock-based compensation	—	—	9,970	—	—	—	—	—	—	9,970
Net earnings	—	—	—	388,290	—	—	—	—	391	388,681
Cash dividends declared	—	—	—	(66,323)	—	—	—	—	—	(66,323)
Repurchase of common shares	—	—	—	—	(450)	(46,016)	—	—	—	(46,016)
Increases to obligation for new deferrals	—	—	—	—	—	—	1,137	—	—	1,137
Compensation obligations satisfied	—	—	—	—	—	—	(288)	—	—	(288)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	(10,697)	85	(10,612)
Pension and other postretirement effects, net of tax	—	—	—	—	—	—	—	6,396	—	6,396
Cash flow hedging activity, net of tax	—	—	—	—	—	—	—	2,823	—	2,823
Sale of shares to noncontrolling interests, net	—	—	—	—	—	—	—	—	4,384	4,384
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(483)	(483)

Balance — December 31, 2010	58,931	$73,664	$613,861	$1,848,680	(3,872)	$(292,210)	$9,533	$(150,506)	$10,011	$2,113,033

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(Amounts in thousands)

Cash flows — Operating activities:
Net earnings, including noncontrolling interests	$388,681	$428,331	$445,219
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	90,509	85,585	71,584
Amortization of intangible and other assets	10,785	9,860	9,858
Amortization of deferred loan costs	3,247	2,208	1,822
Loss on early extinguishment of debt	1,601	—	—
Net loss (gain) on the disposition of assets	356	864	(5,688)
Acquisition-related non-cash gains	—	(4,448)	(2,809)
Gain on sale of investment	(3,993)	—	—
Excess tax benefits from stock-based payment arrangements	(10,048)	(1,174)	(12,531)
Stock-based compensation	32,428	40,751	32,703
Net earnings from affiliates, net of dividends received	(9,990)	(4,189)	(8,519)
Change in assets and liabilities, net of acquisitions:
Accounts receivable, net	(51,974)	50,730	(195,097)
Inventories, net	(52,905)	74,674	(195,529)
Prepaid expenses and other	(2,363)	20,840	(21,664)
Other assets, net	6,763	1,559	(18,179)
Accounts payable	70,741	(104,679)	99,768
Accrued liabilities and income taxes payable	(125,591)	(106,810)	228,944
Retirement obligations and other liabilities	(20,296)	(71,623)	31,501
Net deferred taxes	27,824	8,798	(52,593)

Net cash flows provided by operating activities	355,775	431,277	408,790

Cash flows — Investing activities:
Capital expenditures	(102,002)	(108,448)	(126,932)
Payments for acquisitions, net of cash acquired	(199,396)	(30,750)	—
Proceeds from disposal of assets	11,030	556	7,311
Affiliate investment activity, net	3,651	—	—

Net cash flows used by investing activities	(286,717)	(138,642)	(119,621)

Cash flows — Financing activities:
Excess tax benefits from stock-based payment arrangements	10,048	1,174	12,531
Payments on long-term debt	(544,016)	(5,682)	(5,682)
Proceeds from issuance of long-term debt	500,000	—	—
Payment of deferred loan costs	(11,596)	(2,764)	—
Net borrowings (payments) under other financing arrangements	2,421	(684)	14,938
Repurchase of common shares	(46,015)	(40,955)	(164,950)
Payments of dividends	(63,582)	(59,204)	(51,481)
Proceeds from stock option activity	5,926	2,939	11,940
Dividends paid to noncontrolling interests	(483)	(2,229)	(1,891)
Sale (purchase) of shares to/from noncontrolling interests	4,384	327	(874)

Net cash flows used by financing activities	(142,913)	(107,078)	(185,469)
Effect of exchange rate changes on cash	(22,886)	(3,293)	(4,882)

Net change in cash and cash equivalents	(96,741)	182,264	98,818
Cash and cash equivalents at beginning of year	654,320	472,056	373,238

Cash and cash equivalents at end of year	$557,579	$654,320	$472,056

Income taxes paid (net of refunds)	$135,892	$189,520	$112,545
Interest paid	31,009	38,067	49,634

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009 AND FOR THE
THREE YEARS ENDED DECEMBER 31, 2010

1.	SIGNIFICANT ACCOUNTING POLICIES AND ACCOUNTING DEVELOPMENTS

We are principally engaged in the worldwide design, manufacture, distribution and service of industrial flow management equipment. We provide long lead-time, highly engineered pumps, standardized, general purpose pumps, mechanical seals, industrial valves and related automation products and solutions primarily for oil and gas, chemical, power generation, water management and other general industries requiring flow management products and services. Equipment manufactured and serviced by us is predominantly used in industries that deal with difficult-to-handle and corrosive fluids, as well as environments with extreme temperatures, pressure, horsepower and speed. Our business is affected by economic conditions in the United States (“U.S.”) and other countries where our products are sold and serviced, by the cyclical nature of the oil and gas, chemical, power generation, water management and other industries served, by the relationship of the U.S. dollar to other currencies and by the demand for and pricing of our customers’ end products.

Certain reclassifications and retrospective adjustments have been made to prior period information to conform to current period presentation. These reclassifications and retrospective adjustments primarily result from our adoption of guidance related to (1) noncontrolling interests under Accounting Standards Codification (“ASC”) 810, “Consolidation,” and (2) the two-class method of calculating Earnings Per Share (“EPS”) under ASC 260, “Earnings Per Share” in 2009.

Segment Reorganization — As previously disclosed in our 2009 Annual Report on Form 10-K, we reorganized our divisional operations by combining the former Flowserve Pump Division (“FPD”) and former Flow Solutions Division (“FSD”) into the Flow Solutions Group (“FSG”), effective January 1, 2010. FSG has been divided into two reportable segments based on type of product and how we manage the business: FSG Engineered Product Division (“EPD”) and FSG Industrial Product Division (“IPD”). EPD includes the longer lead-time, highly engineered pump product operations of the former FPD and substantially all of the operations of the former FSD. IPD consists of the more standardized, general purpose pump product operations of the former FPD. Flow Control Division (“FCD”) was not affected. We have retrospectively adjusted prior period financial information to reflect our new reporting structure.

Venezuela — As previously disclosed in our 2009 Annual Report on Form 10-K, effective January 11, 2010, the Venezuelan government devalued its currency (Bolivar) and moved to a two-tier exchange structure (“2010 Currency Devaluation”). The official exchange rate moved from 2.15 to 4.30 Bolivars to the U.S. dollar for non-essential items and to 2.60 Bolivars to the U.S. dollar for essential items. Additionally, effective January 1, 2010, Venezuela was designated as hyperinflationary, and as a result, we began to use the U.S. dollar as our functional currency in Venezuela. On December 30, 2010, the Venezuelan government announced its intention to eliminate the favorable essential items rate effective January 1, 2011. Our operations in Venezuela generally consist of a service center that both imports equipment and parts from certain of our other locations for resale to third parties within Venezuela and performs service and repair activities. Our Venezuelan subsidiary’s sales for the year ended December 31, 2010 and total assets at December 31, 2010 represented less than 1% of our consolidated sales and total assets for the same period.

Although approvals by Venezuela’s Commission for the Administration of Foreign Exchange have become uncertain, we have historically been able to remit dividends and other payments at the official rate, and we currently anticipate doing so in the future. Accordingly, we used the official rate of 4.30 Bolivars to the U.S. dollar for re-measurement of our Venezuelan financial statements into U.S. dollars. As a result of the 2010 Currency Devaluation, we recognized a one-time loss of $12.4 million during the first quarter of 2010. The loss was reported in other (expense) income, net in our consolidated statement of income and resulted in no tax benefit. In addition, as a result of settling certain U.S. dollar denominated liabilities relating to essential import items at the favorable 2.60 Bolivars to the U.S. dollar exchange rate, we realized $4.8 million of foreign currency exchange gains in other (expense) income, net for year ended December 31, 2010, in our consolidated statement of income

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that resulted in no tax expense. The elimination of the favorable essential items rate had no impact on our consolidated financial position or results of operations as of and for the year ended December 31, 2010 included in this Annual Report. We do not expect the elimination of the favorable essential items rate to have a material impact on our consolidated financial condition or results of operations in 2011; however, due to the elimination of the favorable essential items rate, the future settlement of certain U.S. dollar denominated liabilities will not result in foreign exchange gains in other (expense) income, net in our consolidated statements of income.

We have evaluated the carrying value of related assets and concluded that there is no current impairment. We are continuing to assess and monitor the ongoing impact of the currency devaluations on our Venezuelan operations and imports into the market, including our Venezuelan subsidiary’s ability to remit cash for dividends and other payments at the official rate, as well as further actions of the Venezuelan government and economic conditions in Venezuela that may adversely impact our future consolidated financial condition or results of operations.

Principles of Consolidation — The consolidated financial statements include the accounts of our company and our wholly and majority-owned subsidiaries. In addition, we consolidate any variable interest entities for which we are deemed to be the primary beneficiary. Noncontrolling interests of non-affiliated parties have been recognized for all majority-owned consolidated subsidiaries. Intercompany profits, transactions and balances among consolidated entities have been eliminated from our consolidated financial statements. Investments in unconsolidated affiliated companies, which represent non-controlling ownership interests between 20% and 50%, are accounted for using the equity method, which approximates our equity interest in their underlying equivalent net book value under accounting principles generally accepted in the U.S. (“GAAP”). Investments in interests where we own less than 20% of the investee are accounted for by the cost method, whereby income is only recognized in the event of dividend receipt. Investments accounted for by the cost method are tested annually for impairment. We recorded a $3.1 million gain in 2010 on the sale of an investment in a joint venture that was accounted for under the cost method.

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

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues for long-term contracts that exceed certain internal thresholds regarding the size and duration of the project and provide for the receipt of progress billings from the customer are recorded on the percentage of completion method with progress measured on a cost-to-cost basis. Percentage of completion revenue represents less than 9% of our consolidated sales for each year presented.

Revenue on service and repair contracts is recognized after services have been agreed to by the customer and rendered. Revenues generated under fixed fee service and repair contracts are recognized on a ratable basis over the term of the contract. These contracts can range in duration, but generally extend for up to five years. Fixed fee service contracts represent less than 2% of consolidated sales for each year presented.

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

Allowance for Doubtful Accounts and Credit Risk — The allowance for doubtful accounts is established based on estimates of the amount of uncollectible accounts receivable, which is determined principally based upon the aging of the accounts receivable, but also customer credit history, industry and market segment information, economic trends and conditions and credit reports. Customer credit issues, customer bankruptcies or general economic conditions may also impact our estimates.

Credit risks are mitigated by the diversity of our customer base across many different geographic regions and industries and by performing creditworthiness analyses on our customers. Additionally, we mitigate credit risk through letters of credit and advance payments received from our customers. As of December 31, 2010 and 2009, we do not believe that we have any significant concentrations of credit risk.

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

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

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

Estimates of liabilities for unsettled asbestos-related claims are based on known claims and on our experience during the preceding two years for claims filed, settled and dismissed, and are included in accrued liabilities and retirement obligations and other liabilities, as applicable, in our consolidated balance sheets. A substantial majority of our asbestos-related claims are covered by insurance or indemnities. Estimated indemnities and recoveries from insurance carriers for unsettled claims and receivables for settlements and legal fees paid by us for asbestos-related claims are estimated using our historical experience with insurance recovery rates and estimates of future recoveries, which include estimates of coverage and financial viability of our insurance carriers. Estimated recoveries are included in other assets, net in our consolidated balance sheets. Changes in claims filed, settled and dismissed, with adjustments for events deemed unusual and unlikely to recur, and differences between actual and estimated settlement costs and insurance or indemnity recoveries could impact future expense.

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

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Pension and Postretirement Obligations — Determination of pension and postretirement benefits obligations is based on estimates made by management in consultation with independent actuaries and investment advisors. Inherent in these valuations are assumptions including discount rates, expected rates of return on plan assets, retirement rates, mortality rates and rates of compensation increase and other factors. Current market conditions, including changes in rates of return, interest rates and medical inflation rates, are considered in selecting these assumptions.

Actuarial gains and losses and prior service costs are recognized in accumulated other comprehensive loss as they arise and we amortize these costs into net pension expense over the remaining expected service period.

Valuation of Goodwill, Indefinite-Lived Intangible Assets and Other Long-Lived Assets  — The value of goodwill and indefinite-lived intangible assets is tested for impairment as of December 31 each year or whenever events or circumstances indicate such assets may be impaired. In connection with our segment reorganization, we reallocated goodwill to our redefined reporting units and evaluated goodwill for impairment. The identification of the reporting units began at the operating segment level: EPD, IPD and FCD, and considered whether components one level below the operating segment levels should be identified as reporting units for purposes of allocating goodwill and testing goodwill for impairment based on certain conditions. These conditions included, among other factors, (i) the extent to which a component represents a business and (ii) the aggregation of economically similar components within the operating segments and resulted in nine reporting units. Other factors that were considered in determining whether the aggregation of components was appropriate included the similarity of the nature of the products and services, the nature of the production processes, the methods of distribution and the types of industries served.

Impairment losses for goodwill are recognized whenever the implied fair value of goodwill is less than the carrying value. We estimate the fair value of our reporting units based on an income approach, whereby we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. A discounted cash flow analysis requires us to make various judgmental assumptions about future sales, operating margins, growth rates and discount rates, which are based on our budgets, business plans, economic projections, anticipated future cash flows and market participants. Assumptions are also made for varying perpetual growth rates for periods beyond the long-term business plan period. We did not record an impairment of goodwill in 2010, 2009 or 2008.

We also consider our market capitalization in our evaluation of the fair value of our goodwill. Our market capitalization increased in 2010 and did not indicate a potential impairment of our goodwill as of December 31, 2010.

Impairment losses for indefinite-lived intangible assets are recognized whenever the estimated fair value is less than the carrying value. Fair values are calculated for trademarks using a “relief from royalty” method, which estimates the fair value of the trademarks by determining the present value of the royalty payments that are avoided as a result of owning the trademark. This method includes judgmental assumptions about sales growth and discount rates that are consistent with the assumptions used to determine the fair value of our reporting units discussed above. We did not record an impairment of our trademarks in 2010, 2009 or 2008.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net realizable value of other long-lived assets, including property, plant and equipment and finite-lived intangible assets, is reviewed periodically, when indicators of potential impairments are present, based upon an assessment of the estimated future cash flows related to those assets, utilizing a methodology similar to that for goodwill. Additional considerations related to our long-lived assets include expected maintenance and improvements, changes in expected uses and ongoing operating performance and utilization.

Property, Plant and Equipment and Depreciation — Property, plant and equipment are stated at historical cost, less accumulated depreciation. If asset retirement obligations exist, they are capitalized as part of the carrying amount of the asset and depreciated over the remaining useful life of the asset. The useful lives of leasehold improvements are the lesser of the remaining lease term or the useful life of the improvement. When assets are retired or otherwise disposed of, their costs and related accumulated depreciation are removed from the accounts and any resulting gains or losses are included in income from operations for the period. Depreciation is computed by the straight-line method based on the estimated useful lives of the depreciable assets. Generally, the estimated useful lives of the assets are:

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

Fair Values of Financial Instruments — The carrying amounts of our financial instruments approximated fair value at December 31, 2010 and 2009.

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

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives and Hedging Activities — As part of our risk management strategy, we enter into derivative contracts to mitigate certain financial risks related to foreign currencies and interest rates. We have a risk-management and derivatives policy outlining the conditions under which we can enter into financial derivative transactions.

We employ a foreign currency economic hedging strategy to minimize potential losses in earnings or cash flows from unfavorable foreign currency exchange rate movements. This strategy also minimizes potential gains from favorable exchange rate movements. Foreign currency exposures arise from transactions, including firm commitments and anticipated transactions, denominated in a currency other than an entity’s functional currency and from translation of foreign-denominated assets and liabilities into U.S. dollars. The primary currencies in which we operate, in addition to the U.S. dollar, are the Argentine peso, Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese yuan, Colombian peso, Euro, Indian rupee, Japanese yen, Mexican peso, Singapore dollar, Swedish krona and Venezuelan bolivar. We enter into interest rate swap agreements for the purpose of hedging our exposure to floating interest rates on certain portions of our debt.

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

At the inception of a new derivative contract for which formal hedge accounting has been elected, our policy requires us to designate the derivative as (1) a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge); or (2) a foreign currency fair value (a “foreign currency”) hedge. Changes in the fair value of a derivative that is highly effective, documented, designated, and qualified as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive (expense) income, until earnings are affected by the variability of cash flows of the hedged transaction. Changes in the fair value of foreign currency hedges are recorded in other comprehensive (expense) income since they satisfy the accounting criteria for a cash flow hedge. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative do not mirror the change in the cash flow of the forecasted transaction) is recorded in current period earnings. For effective hedges, the changes in the value of the hedged item are also recorded as a component of other comprehensive (expense) income, if the underlying has been recognized on the balance sheet. Upon settlement, realized gains and losses are recognized in other income in the consolidated statements of income.

We discontinue hedge accounting when:

•	we deem the hedge to be ineffective and determine that the designation of the derivative as a hedging instrument is no longer appropriate;

•	the derivative no longer effectively offsets changes in the cash flows of a hedged item (such as firm commitments or contracts);

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Foreign Currency Translation — Assets and liabilities of our foreign subsidiaries are translated to U.S. dollars at exchange rates prevailing at the balance sheet date, while income and expenses are translated at average rates for each month. Translation gains and losses are reported as a component of accumulated other comprehensive loss.

Transaction and translation gains and losses arising from intercompany balances are reported as a component of accumulated other comprehensive loss when the underlying transaction stems from a long-term equity investment or from debt designated as not due in the foreseeable future. Otherwise, we recognize transaction gains and losses arising from intercompany transactions as a component of income. Where intercompany balances are not long-term investment related or not designated as due beyond the foreseeable future, we may mitigate risk associated with foreign currency fluctuations by entering into forward exchange contracts. See Note 6 for further discussion of these forward exchange contracts.

Transactional currency gains and losses arising from transactions in currencies other than our sites’ functional currencies and changes in fair value of forward exchange contracts that do not qualify for hedge accounting are included in our consolidated results of operations. For the years ended December 31, 2010, 2009 and 2008, we recognized net (losses) gains of $(26.5) million, $(7.8) million and $16.6 million of such amounts in other (expense) income, net in the accompanying consolidated statements of income.

Stock-Based Compensation — Stock-based compensation is measured at the grant-date fair value. The exercise price of stock option awards and the value of restricted share, restricted share unit and performance-based unit awards (collectively referred to as “Restricted Shares”) are set at the closing price of our common stock on the New York Stock Exchange on the date of grant, which is the date such grants are authorized by our Board of Directors. Restricted share units and performance-based units refer to restricted awards that do not have voting rights and accrue dividends, which are forfeited if vesting does not occur.

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

Earnings Per Share — We use the two-class method of calculating EPS. The “two-class” method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security as if all earnings for the period had been distributed. Unvested restricted share awards that earn non-forfeitable dividend rights qualify as participating securities and, accordingly, are included in the basic computation as such. Our unvested restricted shares participate on an equal basis with common shares; therefore, there is no difference in undistributed earnings allocated to each participating security. Accordingly, the presentation below is prepared on a combined basis

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and is presented as earnings per common share. The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating basic net earnings per common share.

Earnings per weighted average common share outstanding was calculated as follows:

	Year Ended December 31,
	2010	2009	2008
	(Amounts in thousands, except per share data)

Net earnings of Flowserve Corporation	$388,290	$427,887	$442,413
Dividends on restricted shares not expected to vest	16	23	28

Earnings attributable to common and participating shareholders	$388,306	$427,910	$442,441

Weighted average shares:
Common stock	55,434	55,400	56,601
Participating securities	330	440	497

Denominator for basic earnings per common share	55,764	55,840	57,098
Effect of potentially dilutive securities	651	522	298

Denominator for diluted earnings per common share	56,415	56,362	57,396

Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$6.96	$7.66	$7.75
Diluted	6.88	7.59	7.71

Diluted earnings per share above is based upon the weighted average number of shares as determined for basic earnings per share plus shares potentially issuable in conjunction with stock options and Restricted Shares.

For each of the three years ended December 31, 2010, 2009 and 2008, we had no options to purchase common stock that were excluded from the computations of potentially dilutive securities.

Research and Development Expense — Research and development costs are charged to expense when incurred. Aggregate research and development costs included in selling, general and administrative expenses were $29.5 million, $29.4 million and $34.0 million in 2010, 2009 and 2008, respectively. Costs incurred for research and development primarily include salaries and benefits and consumable supplies, as well as rent, professional fees, utilities and the depreciation of property and equipment used in research and development activities.

Business Combinations — All business combinations referred to in these financial statements used the purchase method of accounting, under which we allocate the purchase price to the identifiable tangible and intangible assets and liabilities, recognizing goodwill when the purchase price exceeds fair value of such identifiable assets acquired, net of liabilities assumed.

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

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In December 2010, the FASB issued ASU No. 2010-28, “Intangibles — Goodwill and Other (ASC 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts — a consensus of the FASB Emerging Issues Task Force,” which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This amendment requires an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists and to consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU No. 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. We do not expect the adoption of ASU No. 2010-28 to have a material impact on our consolidated financial condition or results of operations.

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations (ASC 805): Disclosure of Supplementary Pro Forma Information for Business Combinations — a consensus of the FASB Emerging Issues Task Force,” which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This amendment also expands the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU No. 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 15, 2010. We do not expect the adoption of ASU No. 2010-29 to have a material impact on our consolidated financial condition or results of operations.

2.	ACQUISITIONS

Valbart Srl

Effective July 16, 2010, we acquired for inclusion in FCD, 100% of Valbart Srl (“Valbart”), a privately-owned Italian valve manufacturer, in a share purchase for cash of $199.4 million, which included $33.8 million of existing Valbart net debt (defined as Valbart’s third party debt less cash on hand) that was repaid at closing. Valbart manufactures trunnion-mounted ball valves used primarily in upstream and midstream oil and gas applications, which enables us to offer a more complete valve product portfolio to our oil and gas project customers. The acquisition included Valbart’s portion of the joint venture with us that we entered into in December 2009 that was not operational during 2010. Under the terms of the purchase agreement, we deposited $5.8 million into escrow to be held and applied against any breach of representations, warranties or indemnities for 30 months. At the expiration of the escrow, any residual amounts shall be released to the sellers in satisfaction of the purchase price.

During the third quarter of 2010, the purchase price was allocated on a preliminary basis to the assets acquired and liabilities assumed based on initial estimates of fair values at the date of the acquisition. During the fourth quarter of 2010, we recorded measurement period adjustments, primarily related to revised estimates of gross margin in acquired backlog, to preliminary amounts recognized to reflect new information obtained about facts and circumstances that existed as of the acquisition date, that if known, would have affected the measurements of the amounts recognized at that date.

The purchase price was allocated to the assets acquired and liabilities assumed based on estimates of fair values at the date of acquisition. The allocation of the purchase price, including the above mentioned measurement period adjustments, is summarized below:

	July 16, 2010	Measurement Period	July 16, 2010
	(As originally reported)	Adjustments	(As adjusted)
	(Amounts in millions)

Accounts receivable	$12.2	$—	$12.2
Inventories	50.5	(10.9)	39.6
Deferred taxes	8.7	—	8.7
Prepaid expenses and other	1.0	—	1.0
Intangible assets
Existing customer relationships	15.9	0.4	16.3
Trademarks	9.6	1.9	11.5
Non-compete agreements	3.2	(0.5)	2.7
Engineering drawings	2.3	—	2.3
Backlog	2.7	(2.7)	—
Property, plant and equipment	10.1	—	10.1
Current liabilities	(41.3)	4.5	(36.8)
Noncurrent liabilities	(13.6)	—	(13.6)

Net tangible and intangible assets	61.3	(7.3)	54.0
Goodwill	138.1	7.3	145.4

Purchase price	$199.4	$—	$199.4

The excess of the acquisition date fair value of the total purchase price over the estimated fair value of the net tangible and intangible assets was recorded as goodwill. Goodwill represents the value expected to be obtained from

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the ability to be more competitive through the offering of a more complete valve product portfolio and from leveraging our current sales, distribution and service network. The goodwill related to this acquisition is recorded in the FCD segment and is not expected to be deductible for tax purposes. Trademarks are indefinite-lived intangible assets. Existing customer relationships, non-compete agreements and engineering drawings have expected weighted average useful lives of five years, four years and 10 years, respectively. In total, amortizable intangible assets have a weighted average useful life of approximately five years.

Subsequent to July 16, 2010, the revenues and expenses of Valbart have been included in our consolidated statements of income. The Valbart acquisition decreased our operating income for year ended December 31, 2010 by $12.4 million, including $2.7 million in acquisition-related costs. These acquisition-related costs are included in the consolidated statements of income in selling, general and administrative expense (“SG&A”). Valbart generated approximately €81 million ($104 million, at then-current exchange rates) in sales (unaudited) during its fiscal year ended May 31, 2010. No pro forma information has been provided due to immateriality.

The measurement period adjustments discussed above had no overall impact on operating income for the year ended December 31, 2010. As the measurement period adjustments would have immaterially decreased operating income for the three and the nine months ended September 30, 2010 previously reported, we did not retrospectively adjust prior periods.

Calder AG

Effective April 21, 2009, we acquired for inclusion in EPD, Calder AG (“Calder”), a private Swiss company and a supplier of energy recovery technology for use in the global desalination market, for up to $44.1 million, net of cash acquired. Of the total purchase price, $28.4 million was paid at closing and $2.4 million was paid after the working capital valuation was completed in early July 2009. The remaining $13.3 million of the total purchase price was contingent upon Calder achieving certain performance metrics during the twelve months following the acquisition, and, to the extent achieved, was expected to be paid in cash within 12 months of the acquisition date. We initially recognized a liability of $4.4 million as an estimate of the acquisition date fair value of the contingent consideration, which was based on the weighted probability of achievement of the performance metrics over a specified period of time as of the date of the acquisition.

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

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the third quarter of 2009, the estimated fair value of the contingent consideration was reduced to $2.2 million based on third quarter 2009 results and an updated weighted probability of achievement of the performance metrics within the specified time frame. During the fourth quarter of 2009, the estimated fair value of the contingent consideration was reduced to $0 based on 2009 results and an updated weighted probability of achievement of the performance metrics during the twelve months following the acquisition. The resulting gains were included in Selling, General and Administrative Expense (“SG&A”) in our consolidated statement of income. The final measurement date of the performance metrics was March 31, 2010. The performance metrics were not met, resulting in no payment of contingent consideration.

Niigata Worthington Company, Ltd.

We acquired for inclusion in EPD the remaining 50% interest in Niigata Worthington Company, Ltd. (“Niigata”), a Japanese manufacturer of pumps and other rotating equipment, effective March 1, 2008, for $2.4 million in cash. The incremental interest acquired was accounted for as a step acquisition and Niigata’s results of operations have been consolidated since the date of acquisition. Prior to this transaction, our 50% interest in Niigata was recorded using the equity method of accounting. Upon consolidation as of the effective date of the acquisition of the remaining 50% interest in Niigata, our balance sheet reflected an increase in cash and debt of $5.7 million and $5.8 million, respectively. The purchase price was allocated to the assets acquired and liabilities assumed based on estimates of fair values at the date of the acquisition. The estimate of the fair value of the net assets acquired exceeded the cash paid and, accordingly, no goodwill was recognized. This acquisition was accounted for as a bargain purchase, resulting in a gain of $3.4 million recorded in the first quarter of 2008, which was reduced by $0.6 million to $2.8 million in the fourth quarter of 2008 when the purchase accounting was finalized. This gain is included in other (expense) income, net in the consolidated statement of income due to immateriality. No pro forma information has been provided due to immateriality.

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 are as follows:

	Flow Solutions Group
	EPD	IPD	FCD	Total
	(Amounts in thousands)

Balance as of January 1, 2009	$375,388	$122,364	$330,643	$828,395
Acquisitions	25,206	—	—	25,206
Currency translation	4,847	137	6,342	11,326

Balance as of December 31, 2009	$405,441	$122,501	$336,985	$864,927
Acquisitions(1)	—	—	145,435	145,435
Dispositions	—	(106)	(143)	(249)
Currency translation	1,189	(1,043)	2,271	2,417

Balance as of December 31, 2010	$406,630	$121,352	$484,548	$1,012,530

(1)	Goodwill and measurement period adjustments related to the acquisition of Valbart. See Note 2 for additional information.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information about our changes to intangible assets during 2010:

	December 31, 2010
	Useful	Beginning	Change			Ending	Accumulated
	Life	Gross	Due to			Gross	Amortization
	(Years)	Amount	Currency	Acquisitions	Other(1)	Amount	(1)
	(Amounts in thousands, except years)

Finite-lived intangible assets:
Engineering drawings(2)	10-20	$83,372	$(86)	$2,327	$—	$85,613	$(48,087)
Distribution networks	5-15	13,912	29	—	—	13,941	(9,755)
Existing customer relationships	5	—	554	16,292	—	16,846	(1,543)
Software	10	5,900	—	—	—	5,900	(5,900)
Patents	10	34,671	(652)	—	—	34,019	(23,463)
Other	3-40	13,599	23	2,715	(11,298)	5,039	(1,635)

		$151,454	$(132)	$21,334	$(11,298)	$161,358	$(90,383)

Indefinite-lived intangible assets(3)		$65,848	$266	$11,508	$—	$77,622	$(1,485)

The following table provides information about our changes to intangible assets during 2009:

	December 31, 2009
	Useful	Beginning	Change			Ending	Accumulated
	Life	Gross	Due to			Gross	Amortization
	(Years)	Amount	Currency	Acquisitions	Other(1)	Amount	(1)
	(Amounts in thousands, except years)

Finite-lived intangible assets:
Engineering drawings(2)	10-20	$81,368	$571	$1,433	—	$83,372	$(43,370)
Distribution networks	5-15	13,868	44	—	—	13,912	(8,764)
Software	10	5,900	—	—	—	5,900	(5,536)
Patents	10	28,582	1,215	5,032	(158)	34,671	(20,681)
Other	3-40	12,312	589	944	(246)	13,599	(12,788)

		$142,030	$2,419	$7,409	$(404)	$151,454	$(91,139)

Indefinite-lived intangible assets(3)		$61,589	$1,203	$3,056	$—	$65,848	$(1,485)

(1)	During 2010 and 2009, we wrote off expired and fully amortized other intangible assets and patents for a total of $11.3 million and $0.4 million, respectively.

(2)	Engineering drawings represent the estimated fair value associated with specific acquired product and component schematics.

(3)	Accumulated amortization for indefinite-lived intangible assets relates to amounts recorded prior to the implementation date of guidance issued in ASC 350.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following schedule outlines actual amortization expense recognized during 2010 and an estimate of future amortization based upon the finite-lived intangible assets owned at December 31, 2010:

Amortization
Expense
(Amounts in thousands)

Actual for year ending December 31, 2010	$10,785
Estimate for year ending December 31, 2011	13,584
Estimate for year ending December 31, 2012	10,482
Estimate for year ending December 31, 2013	9,278
Estimate for year ending December 31, 2014	9,071
Estimate for year ending December 31, 2015	6,429
Thereafter	22,131

4.	INVENTORIES

Inventories, net consisted of the following:

	December 31,
	2010	2009
	(Amounts in thousands)

Raw materials	$265,742	$239,793
Work in process	624,267	649,128
Finished goods	306,083	245,725
Less: Progress billings	(241,098)	(275,364)
Less: Excess and obsolete reserve	(68,263)	(64,049)

Inventories, net	$886,731	$795,233

During 2010, 2009 and 2008, we recognized expenses of $10.1 million, $13.7 million and $11.8 million, respectively, for excess and obsolete inventory. These expenses are included in cost of sales (“COS”) in our consolidated statements of income.

5.	STOCK-BASED COMPENSATION PLANS

We established the Flowserve Corporation Equity and Incentive Compensation Plan (the “2010 Plan”), effective January 1, 2010. This shareholder-approved plan authorizes the issuance of up to 2,900,000 shares of our common stock in the form of restricted shares, restricted share units and performance-based units (collectively referred to as “Restricted Shares”), incentive stock options, non-statutory stock options, stock appreciation rights and bonus stock. Of the 2,900,000 shares of common stock authorized under the 2010 Plan, 2,629,565 remain available for issuance as of December 31, 2010. In addition to the 2010 Plan, we also maintain the Flowserve Corporation 2004 Stock Compensation Plan (the “2004 Plan”), which was established on April 21, 2004. The 2004 Plan authorizes the issuance of up to 3,500,000 shares of common stock through grants of Restricted Shares, stock

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options and other equity-based awards. Of the 3,500,000 shares of common stock authorized under the 2004 Plan, 590,707 remain available for issuance as of December 31, 2010. We recorded stock-based compensation as follows:

	Year Ended December 31,
	2010			2009			2008
	Stock	Restricted		Stock	Restricted		Stock	Restricted
	Options	Shares	Total	Options	Shares	Total	Options	Shares	Total
	(Amounts in millions)

Stock-based compensation expense	$—	$32.4	$32.4	$0.3	$40.4	$40.7	$1.4	$31.3	$32.7
Related income tax benefit	—	(10.6)	(10.6)	(0.1)	(13.4)	(13.5)	(0.3)	(9.6)	(9.9)

Net stock-based compensation expense	$—	$21.8	$21.8	$0.2	$27.0	$27.2	$1.1	$21.7	$22.8

Stock Options — Options granted to officers, other employees and directors allow for the purchase of common shares at or above the market value of our stock on the date the options are granted, although no options have been granted above market value. Generally, options, whether granted under the 2004 Plan or other previously approved plans, become exercisable over a staggered period ranging from one to five years (most typically from one to three years). At December 31, 2010, all outstanding options were fully vested. Options generally expire ten years from the date of the grant or within a short period of time following the termination of employment or cessation of services by an option holder. No options were granted during 2010, 2009 or 2008. Information related to stock options issued to officers, other employees and directors prior to 2008 under all plans is presented in the following table:

	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Number of shares under option:
Outstanding — beginning of year	206,815	$42.58	303,100	$39.58	677,193	$36.19
Exercised	(137,244)	43.89	(96,285)	33.15	(368,460)	33.23
Cancelled	(1,500)	17.81	—	—	(5,633)	47.47

Outstanding — end of year	68,071	$40.48	206,815	$42.58	303,100	$39.58

Exercisable — end of year	68,071	$40.48	206,815	$42.58	194,383	$33.59

Additional information relating to the ranges of options outstanding at December 31, 2010, is as follows:

	Weighted	Options Outstanding and Exercisable
	Average		Weighted Average
Range of Exercise	Remaining	Number	Exercise Price per
Prices per Share	Contractual Life	Outstanding	Share

$12.12 — $18.18	2.31	3,200	$14.29
$18.19 — $24.24	2.41	8,400	19.15
$24.25 — $30.30	1.08	10,750	25.65
$30.31 — $42.41	3.47	5,200	31.33
$42.42 — $48.48	5.13	8,434	48.17
$48.49 — $54.54	5.95	28,087	52.25
$54.55 — $60.60	5.36	4,000	59.14

		68,071	$40.48

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2010, we had no unrecognized compensation cost related to outstanding stock option awards.

The weighted average remaining contractual life of options outstanding at December 31, 2010 and 2009 is 4.2 years and 5.5 years, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008 was $8.6 million, $4.9 million and $27.4 million, respectively. No stock options vested during the year ended December 31, 2010 compared with a total fair value of stock options of $2.7 million and $4.1 million vested during the years ended December 31, 2009 and 2008, respectively.

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

Unearned compensation is amortized to compensation expense over the vesting period of the Restricted Shares. As of December 31, 2010 and 2009, we had $31.6 million and $31.5 million, respectively, of unearned compensation cost related to unvested Restricted Shares, which is expected to be recognized over a weighted-average period of approximately 1 year. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total market value of Restricted Shares vested during the years ended December 31, 2010, 2009 and 2008 was $31.9 million, $17.0 million and $15.3 million, respectively.

The following tables summarize information regarding Restricted Shares:

	Year Ended December 31, 2010
		Weighted Average
		Grant-Date Fair
	Shares	Value

Number of unvested Restricted Shares:
Outstanding — beginning of year	1,545,244	$64.08
Granted	399,941	98.60
Vested	(548,612)	58.17
Cancelled	(137,196)	69.30

Outstanding — ending of year	1,259,377	$77.05

Unvested Restricted Shares outstanding as of December 31, 2010, includes 460,000 units with performance-based vesting provisions. Performance-based units vest upon the achievement of performance targets, and are issuable in common shares. Our performance targets are based on our average annual return on net assets over a rolling three-year period as compared with the same measure for a pre-defined peer group for the same period. Compensation expense is recognized over a 36-month cliff vesting period based on the fair market value of our common stock on the date of grant, as adjusted for anticipated forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets. Vesting provisions range from 0 to 870,000 shares based on pre-defined performance targets. As of December 31, 2010, we estimate vesting of 870,000 shares based on expected achievement of performance targets.

6.	DERIVATIVES AND HEDGING ACTIVITIES

Our risk management and derivatives policy specifies the conditions under which we may enter into derivative contracts. See Note 1 for additional information on our purpose for entering into derivatives not designated as hedging instruments and our overall risk management strategies. We enter into forward exchange contracts to hedge our risks associated with transactions denominated in currencies other than the local currency of the operation

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

engaging in the transaction. At December 31, 2010 and 2009, we had $358.5 million and $309.6 million, respectively, of notional amount in outstanding forward exchange contracts with third parties. At December 31, 2010, the length of forward exchange contracts currently in place ranged from 4 days to 31 months.

Also as part of our risk management program, we enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. At December 31, 2010 and 2009, we had $350.0 million and $385.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties. All interest rate swaps are 100% effective. At December 31, 2010, the maximum remaining length of any interest rate contract in place was approximately 33 months.

We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under forward exchange contracts and interest rate swap agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.

The fair value of forward exchange contracts not designated as hedging instruments are summarized below:

	Year Ended December 31,
	2010	2009
	(Amounts in thousands)

Current derivative assets	$4,397	$3,753
Noncurrent derivative assets	50	—
Current derivative liabilities	2,949	4,339
Noncurrent derivative liabilities	473	145

The fair value of interest rate swaps in cash flow hedging relationships are summarized below:

	Year Ended December 31,
	2010	2009
	(Amounts in thousands)

Current derivative assets	$—	$53
Noncurrent derivative assets	608	361
Current derivative liabilities	1,232	5,490
Noncurrent derivative liabilities	3	7

Current and noncurrent derivative assets are reported in our consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.

The impact of net changes in the fair values of forward exchange contracts not designated as hedging instruments are summarized below:

	Year Ended December 31,
	2010	2009	2008
	(Amounts in thousands)

(Loss) gain recognized in income	$(9,948)	$3,908	$14,865

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The impact of net changes in the fair values of interest rate swaps in cash flow hedging relationships are summarized below:

	Year Ended December 31,
	2010	2009	2008
	(Amounts in thousands)

(Loss) gain reclassified from accumulated other comprehensive income into income for settlements, net of tax	$(4,215)	$(5,980)	$2,863
Loss recognized in other comprehensive income, net of tax	(1,392)	(2,473)	(1,243)

Cash flow hedging activity, net of tax	$2,823	$3,507	$(4,106)

Gains and losses recognized in our consolidated statements of income for forward exchange contracts and interest rate swaps are classified as other (expense) income, net, and interest expense, respectively.

We expect to recognize (losses) gains of $(1.2) million $0.3 million and $0.3 million, net of deferred taxes, into earnings in 2011, 2012 and 2013, respectively, related to interest rate swap agreements based on their fair values at December 31, 2010.

7.	REALIGNMENT PROGRAMS

Beginning in 2009, we initiated realignment programs to reduce and optimize certain non-strategic manufacturing facilities and our overall cost structure by improving our operating efficiency, reducing redundancies, maximizing global consistency and driving improved financial performance and expand our efforts to optimize assets, respond to reduced orders and drive an enhanced customer-facing organization (“Realignment Programs”). We currently expect total Realignment Program charges will be approximately $91 million for approved plans, of which $86.4 million has been incurred through December 31, 2010.

The Realignment Programs consist of both restructuring and non-restructuring charges. Restructuring charges represent costs associated with the relocation of certain business activities, outsourcing of some business activities and facility closures. Non-restructuring charges are costs incurred to improve operating efficiency and reduce redundancies and primarily represent employee severance. Expenses are reported in COS or SG&A, as applicable, in our consolidated statements of income.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total Realignment Program Charges

Charges are presented net of adjustments relating to changes in estimates of previously recorded amounts. Net adjustments recorded in 2010 were $5.8 million.

				Subtotal—	Eliminations
	Flow Solutions Group			Reportable	and	Consolidated
Year Ended December 31, 2010	EPD	IPD	FCD	Segments	All Other	Total
	(Amounts in millions)

Restructuring Charges
COS	$2.3	$4.4	$1.9	$8.6	$—	$8.6
SG&A	(1.5)	0.3	0.9	(0.3)	1.2	0.9

	$0.8	$4.7	$2.8	$8.3	$1.2	$9.5

Non-Restructuring Charges
COS	$(0.1)	$3.6	$2.4	$5.9	$—	$5.9
SG&A	1.0	0.6	1.0	2.6	0.3	2.9

	$0.9	$4.2	$3.4	$8.5	$0.3	$8.8

Total Realignment Program Charges
COS	$2.2	$8.0	$4.3	$14.5	$—	$14.5
SG&A	(0.5)	0.9	1.9	2.3	1.5	3.8

	$1.7	$8.9	$6.2	$16.8	$1.5	$18.3

				Subtotal—	Eliminations
	Flow Solutions Group			Reportable	and	Consolidated
Year Ended December 31, 2009	EPD	IPD	FCD	Segments	All Other	Total
	(Amounts in millions)

Restructuring Charges
COS	$14.5	$4.7	$0.5	$19.7	$0.7	$20.4
SG&A	9.9	0.3	0.2	10.4	1.4	11.8

	$24.4	$5.0	$0.7	$30.1	$2.1	$32.2

Non-Restructuring Charges
COS	$9.8	$4.3	$7.0	$21.1	$—	$21.1
SG&A	8.2	2.0	3.8	14.0	0.8	14.8

	$18.0	$6.3	$10.8	$35.1	$0.8	$35.9

Total Realignment Program Charges
COS	$24.3	$9.0	$7.5	$40.8	$0.7	$41.5
SG&A	18.1	2.3	4.0	24.4	2.2	26.6

	$42.4	$11.3	$11.5	$65.2	$2.9	$68.1

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Subtotal—	Eliminations
	Flow Solutions Group			Reportable	and All	Consolidated
Inception to Date	EPD	IPD	FCD	Segments	Other	Total
	(Amounts in millions)

Restructuring Charges
COS	$16.8	$9.1	$2.4	$28.3	$0.7	$29.0
SG&A	8.4	0.6	1.1	10.1	2.6	12.7

	$25.2	$9.7	$3.5	$38.4	$3.3	$41.7

Non-Restructuring Charges
COS	$9.7	$7.9	$9.4	$27.0	$—	$27.0
SG&A	9.2	2.6	4.8	16.6	1.1	17.7

	$18.9	$10.5	$14.2	$43.6	$1.1	$44.7

Total Realignment Program Charges
COS	$26.5	$17.0	$11.8	$55.3	$0.7	$56.0
SG&A	17.6	3.2	5.9	26.7	3.7	30.4

	$44.1	$20.2	$17.7	$82.0	$4.4	$86.4

Total Expected Realignment Program Charges(1)	$44.4	$24.0	$18.6	$87.0	$4.4	$91.4

(1)	Total expected realignment charges represent management’s best estimate to date for approved plans. As the execution of certain initiatives are still in process, the amount and nature of actual realignment charges incurred could vary from total expected charges.

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

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring charges, net of adjustments, for the Realignment Program are as follows:

		Contract	Asset
	Severance	Termination	Write-Downs	Other	Total
	(Amounts in thousands)

Year Ended December 31, 2010
COS	$461	$783	$5,716	$1,665	$8,625
SG&A	(720)	228	645	678	831

Total	$(259)	$1,011	$6,361	$2,343	$9,456

Year Ended December 31, 2009
COS	$11,654	$834	$6,052	$1,843	$20,383
SG&A	11,765	—	18	81	11,864

Total	$23,419	$834	$6,070	$1,924	$32,247

Total Restructuring Charges Inception to Date
COS	$12,115	$1,617	$11,768	$3,508	$29,008
SG&A	11,045	228	663	759	12,695

Total	$23,160	$1,845	$12,431	$4,267	$41,703

Total Expected Restructuring Charges(1)
COS	$12,201	$1,638	$12,796	$4,084	$30,719
SG&A	11,035	228	663	809	12,735

Total	$23,236	$1,866	$13,459	$4,893	$43,454

(1)	Total expected realignment charges represent management’s best estimate to date for approved plans. As the execution of certain initiatives are still in process, the amount and nature of actual realignment charges incurred could vary from total expected charges.

The following represents the activity related to the restructuring reserve for the Realignment Program:

		Contract
	Severance	Termination	Other	Total
	(Amounts in thousands)

Balance at December 31, 2008	$—	$—	$—	$—

Charges, net of adjustments	23,419	834	1,924	26,177
Cash expenditures	(4,489)	(834)	(1,629)	(6,952)
Other non-cash adjustments, including currency	—	—	126	126

Balance at December 31, 2009	18,930	—	421	19,351

Charges, net of adjustments	(259)	1,011	2,343	3,095
Cash expenditures	(12,756)	(1,166)	(2,129)	(16,051)
Other non-cash adjustments, including currency	495	155	11	661

Balance at December 31, 2010	$6,410	$—	$646	$7,056

8.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments are presented at fair value in our consolidated balance sheets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models may be applied. Assets and liabilities recorded at fair value in our consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Hierarchical levels are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities. Recurring fair value measurements are limited to investments in derivative instruments and some equity securities. The fair value measurements of our derivative instruments are determined using models that maximize the use of the observable market inputs including interest rate curves and both forward and spot prices for currencies, and are classified as Level II under the fair value hierarchy. The fair values of our derivatives are included above in Note 6. The fair value measurements of our investments in equity securities are determined using quoted market prices. The fair values of our investments in equity securities, and changes thereto, are immaterial to our consolidated financial position and results of operations.

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

9.	DETAILS OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS

The following tables present financial information of certain consolidated balance sheet captions.

Accounts Receivable, net — Accounts receivable, net were:

	December 31,
	2010	2009
	(Amounts in thousands)

Trade receivables	$811,311	$766,251
Other receivables	46,887	44,240
Less: allowance for doubtful accounts	(18,632)	(18,769)

Accounts receivable, net	$839,566	$791,722

Property, Plant and Equipment, net — Property, plant and equipment, net were:

	December 31,
	2010	2009
	(Amounts in thousands)

Land	$69,306	$75,109
Buildings, improvements, furniture and fixtures	564,986	542,488
Machinery, equipment, capital leases and construction in progress	629,668	578,402

Gross property, plant and equipment	1,263,960	1,195,999
Less: accumulated depreciation	(682,715)	(635,527)

Property, plant and equipment, net	$581,245	$560,472

Depreciation expense in the amount of $60.3 million, $57.2 million and $52.6 million for the years ended December 31, 2010, 2009 and 2008, respectively, is included in COS in the consolidated statements of income, with the remaining depreciation expense included in SG&A.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Assets, net — Other assets, net were:

	December 31,
	2010	2009
	(Amounts in thousands)

Investments in equity method affiliates	$71,285	$63,756
Long-term receivables, net	37,327	38,824
Deferred compensation	14,184	16,150
Other	48,140	49,441

Other assets, net	$170,936	$168,171

“Other” assets include long-term tax receivables, deferred loan costs and other items, none of which individually exceed 5% of total assets.

Accrued Liabilities — Accrued liabilities were:

	December 31,
	2010	2009
	(Amounts in thousands)

Wages, compensation and other benefits	$207,445	$233,551
Cash dividends payable	18,266	16,225
Commissions and royalties	34,756	29,230
Customer advance payments	315,515	320,914
Progress billings in excess of accumulated costs	71,327	63,723
Warranty costs and late delivery penalties	57,248	63,918
Sales and use tax	14,103	11,730
Legal and environmental matters(1)	8,920	60,244
Income tax	15,179	2,846
Derivative liabilities	4,181	9,829
Other	70,897	104,735

Accrued liabilities	$817,837	$916,945

(1)	For 2009, legal and environmental matters included a reserve related to shareholder class action litigation (which was resolved in the second quarter of 2010), as disclosed in our 2009 Annual Report on Form 10-K.

“Other” accrued liabilities include professional fees, lease obligations, insurance, interest, freight, restructuring charges and other items, none of which individually exceed 5% of current liabilities. See Note 7 for additional information on our restructuring charges.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Retirement Obligations and Other Liabilities — Retirement obligations and other liabilities were:

	December 31,
	2010	2009
	(Amounts in thousands)

Pension and postretirement benefits	$173,388	$206,341
Deferred taxes	50,323	36,444
Deferred compensation	8,386	7,910
Insurance accruals	9,350	17,534
Legal and environmental	33,305	29,478
Uncertain tax positions	120,737	132,224
Other	18,783	19,760

Retirement obligations and other liabilities	$414,272	$449,691

10.	EQUITY METHOD INVESTMENTS

As of December 31, 2010, we had investments in seven joint ventures (one located in each of China, Japan, South Korea, Saudi Arabia and the United Arab Emirates and two located in India) that were accounted for using the equity method. Summarized below is combined income statement information, based on the most recent financial information (unaudited), for those investments:

	Year Ended December 31,
	2010	2009	2008(1)
	(Amounts in thousands)

Revenues	$236,285	$208,544	$318,468
Gross profit	77,047	75,285	85,051
Income before provision for income taxes	55,217	53,484	59,869
Provision for income taxes(2)	(14,402)	(15,051)	(14,615)

Net income	$40,815	$38,433	$45,254

	December 31,
	2010	2009
	(Amounts in thousands)

Current assets	$186,306	$148,932
Noncurrent assets	41,323	49,173

Total assets	$227,629	$198,105

Current liabilities	$65,120	$51,941
Noncurrent liabilities	6,464	6,136
Shareholders’ equity	156,045	140,028

Total liabilities and shareholders’ equity	$227,629	$198,105

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of net income per combined income statement information to equity in income from investees per our consolidated statements of income is as follows:

	Year Ended December 31,
	2010	2009	2008(1)
	(Amounts in thousands)

Equity income based on stated ownership percentages	$17,253	$16,630	$18,971
Adjustments due to currency translation, GAAP conformity, taxes on dividends and other adjustments	(604)	(794)	(2,008)

Net earnings from affiliates	$16,649	$15,836	$16,963

(1)	As discussed in Note 2, effective March 1, 2008, we purchased the remaining 50% interest in Niigata, resulting in the full consolidation of Niigata as of that date. Prior to this transaction, our 50% interest was recorded using the equity method of accounting. As a result, the combined income statement information includes Niigata for only the first two months of 2008.

(2)	The provision for income taxes is based on the tax laws and rates in the countries in which our investees operate. The taxation regimes vary not only by their nominal rates, but also by the allowability of deductions, credits and other benefits.

11.	DEBT AND LEASE OBLIGATIONS

Debt, including capital lease obligations, consisted of:

	December 31,
	2010	2009
	(Amounts in thousands)

New Term Loan, interest rate of 2.30% at December 31, 2010	$500,000	$—
Old Term Loan, interest rate of 1.81% at December 31, 2009	—	544,016
Capital lease obligations and other borrowings	27,711	22,712

Debt and capital lease obligations	527,711	566,728
Less amounts due within one year	51,481	27,355

Total debt due after one year	$476,230	$539,373

Scheduled maturities of the New Credit Facilities (as described below), as well as capital lease obligations and other borrowings, are:

	New Term	Capital Lease
	Loan	& Other	Total
	(Amounts in thousands)

2011	$25,000	$26,481	$51,481
2012	25,000	1,230	26,230
2013	50,000	—	50,000
2014	50,000	—	50,000
2015	350,000	—	350,000

Total	$500,000	$27,711	$527,711

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Credit Facilities

On December 14, 2010 (the “Closing Date”), we entered into a new credit agreement (“Credit Agreement”) with Bank of America, N.A., as swingline lender, letter of credit issuer and administrative agent, and the other lenders party thereto (together, the “Lenders”), for term debt (“New Term Loan”) and a revolving credit facility (“New Revolving Credit Facility”). The Credit Agreement provides for an aggregate commitment of $1.0 billion, including a $500.0 million New Term Loan facility with a maturity date of December 14, 2015 and a $500.0 million New Revolving Credit Facility with a maturity date of December 14, 2015 (collectively referred to as “New Credit Facilities”). The New Revolving Credit Facility includes a $300.0 million sublimit for the issuance of letters of credit. Subject to certain conditions, we have the right to increase the amount of the New Revolving Credit Facility by an aggregate amount not to exceed $200.0 million.

We used all of the proceeds advanced under the New Term Loan, along with approximately $40 million of cash on hand, to repay all outstanding indebtedness under our existing credit agreement dated as of August 12, 2005, as amended, which included a $600.0 million term loan (“Old Term Loan”) and a $400.0 million revolving line of credit (collectively referred to as the “Old Credit Agreement”). In connection with this repayment, our outstanding letters of credit under the Old Credit Agreement were transferred to the New Revolving Credit Facility, and we terminated the Old Credit Agreement on the Closing Date. The proceeds of the New Revolving Credit Facility will be used to fund capital expenditures and other working capital needs. Future draws under the New Revolving Credit Facility are subject to various conditions, including the existence of no default under the Credit Agreement.

We incurred $11.6 million in fees related to the New Credit Facilities. Prior to the refinancing, we had $2.7 million of unamortized deferred loan costs related to the Old Credit Agreement. Based upon the syndicate of financial institutions for the Credit Agreement, we expensed $1.5 million of these unamortized deferred loan costs and $0.1 million in fees related to the Credit Agreement in other (expense) income, net in 2010. The remaining $11.5 million of fees related to the Credit Agreement were capitalized, along with the remaining $1.2 million of previously unamortized deferred loan costs, for a total of $12.7 million in deferred loan costs included in other assets, net. These costs are being amortized over the term of the Credit Agreement and are recorded in interest expense.

At December 31, 2010 and 2009, we had no amounts outstanding under the New Revolving Credit Facility or the revolving line of credit under the Old Credit Agreement, respectively. We had outstanding letters of credit of $133.9 million and $123.1 million at December 31, 2010 and 2009, respectively, which reduced our borrowing capacity to $366.1 million and $276.9 million, respectively.

Borrowings under our New Credit Facilities, other than in respect of swingline loans, bear interest at a rate equal to, at our option, either (1) the London Interbank Offered Rate (“LIBOR”) plus 1.75% — 2.50%, as applicable, depending on our consolidated leverage ratio, or, (2) the base rate which is based on the greater of the prime rate most recently announced by the administrative agent under our New Credit Facilities or the Federal Funds rate plus 0.50%, or (3) a daily rate equal to the one month LIBOR plus 1.0% plus, as applicable, an applicable margin of 0.75% — 1.50% determined by reference to the ratio of our total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”). The applicable interest rate as of December 31, 2010 was 2.3% for borrowings under our New Credit Facilities. In connection with our New Credit Facilities, we have entered into $350.0 million of notional amount of interest rate swaps at December 31, 2010 to hedge exposure to floating interest rates.

We pay the Lenders under the New Credit Facilities a commitment fee equal to a percentage ranging from 0.30% to 0.50%, determined by reference to the ratio of our total debt to consolidated EBITDA, of the unutilized portion of the New Revolving Credit Facility, and letter of credit fees with respect to each standby letter of credit outstanding under our New Credit Facilities equal to a percentage based on the applicable margin in effect for LIBOR borrowings under the New Revolving Credit Facility. The fees for financial and performance standby letters of credit are 2.0% and 1.0%, respectively.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our obligations under the New Credit Facilities are unconditionally guaranteed, jointly and severally, by substantially all of our existing and subsequently acquired or organized domestic subsidiaries and 65% of the capital stock of certain foreign subsidiaries, subject to certain controlled company and materiality exceptions. The Lenders have agreed to release the collateral if we achieve an Investment Grade Rating by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services for our senior unsecured, non-credit-enhanced, long-term debt (in each case, with an outlook of stable or better), with the understanding that identical collateral will be required to be pledged to the Lenders anytime following a release of the collateral that the Investment Grade Rating is not maintained. In addition, prior to our obtaining and maintaining investment grade credit ratings, our and the guarantors’ obligations under the New Credit Facilities are collateralized by substantially all of our and the guarantors’ assets. We have not achieved these ratings as of December 31, 2010.

Our Credit Agreement contains, among other things, covenants defining our and our subsidiaries’ ability to dispose of assets, merge, pay dividends, repurchase or redeem capital stock and indebtedness, incur indebtedness and guarantees, create liens, enter into agreements with negative pledge clauses, make certain investments or acquisitions, enter into transactions with affiliates or engage in any business activity other than our existing business. Our Credit Agreement also contains covenants requiring us to deliver to lenders our leverage and interest coverage financial covenant certificates of compliance. The maximum permitted leverage ratio is 3.25 times debt to total consolidated EBITDA. The minimum interest coverage is 3.25 times consolidated EBITDA to total interest expense. Compliance with these financial covenants under our Credit Agreement is tested quarterly. We complied with the covenants through December 31, 2010.

Our Credit Agreement includes customary events of default, including nonpayment of principal or interest, violation of covenants, incorrectness of representations and warranties, cross defaults and cross acceleration, bankruptcy, material judgments, Employee Retirement Income Security Act of 1974, as amended (“ERISA”), events, actual or asserted invalidity of the guarantees or the security documents, and certain changes of control of our company. The occurrence of any event of default could result in the acceleration of our and the guarantors’ obligations under the New Credit Facilities.

Repayment of obligations — We made scheduled repayments under our Old Credit Agreement of $4.3 million, $5.7 million, and $5.7 million in 2010, 2009 and 2008, respectively. We made no mandatory repayments or optional prepayments in 2010, 2009 or 2008, with the exception of the proceeds advanced under the New Term Loan Facility, along with approximately $40 million of cash on hand to repay all outstanding indebtedness under the Old Credit Agreement.

We may prepay loans under our New Credit Facilities in whole or in part, without premium or penalty, at any time.

European Letter of Credit Facilities — On October 30, 2009, we entered into a new 364-day unsecured European Letter of Credit Facility (“New European LOC Facility”) with an initial commitment of €125.0 million. The New European LOC Facility is renewable annually and, consistent with the Old European LOC Facility, is used for contingent obligations in respect of surety and performance bonds, bank guarantees and similar obligations with maturities up to five years. We renewed the New European LOC Facility in October 2010 consistent with its terms for an additional 364-day period. We pay fees of 1.35% and 0.40% for utilized and unutilized capacity, respectively, under our New European LOC Facility. We had outstanding letters of credit drawn on the New European LOC Facility of €55.7 million ($74.5 million) and €2.8 million ($4.0 million) as of December 31, 2010 and 2009, respectively.

Our ability to issue additional letters of credit under our previous European Letter of Credit Facility (“Old European LOC Facility”), which had a commitment of €110.0 million, expired November 9, 2009. We paid annual and fronting fees of 0.875% and 0.10%, respectively, for letters of credit written against the Old European LOC Facility. We had outstanding letters of credit written against the Old European LOC Facility of €33.3 million ($44.5 million) and €77.9 million ($111.5 million) as of December 31, 2010 and 2009, respectively.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain banks are parties to both facilities and are managing their exposures on an aggregated basis. As such, the commitment under the New European LOC Facility is reduced by the face amount of existing letters of credit written against the Old European LOC Facility prior to its expiration. These existing letters of credit will remain outstanding, and accordingly offset the €125.0 million capacity of the New European LOC Facility until their maturity, which, as of December 31, 2010, was approximately two years for the majority of the outstanding existing letters of credit. After consideration of outstanding commitments under both facilities, the available capacity under the New European LOC Facility was €102.3 million as of December 31, 2010, of which €55.7 million has been drawn.

Operating Leases — We have non-cancelable operating leases for certain offices, service and quick response centers, certain manufacturing and operating facilities, machinery, equipment and automobiles. Rental expense relating to operating leases was $46.9 million, $49.0 million and $43.6 million in 2010, 2009 and 2008, respectively.

The future minimum lease payments due under non-cancelable operating leases are (amounts in thousands):

Year Ended December 31,

2011	$45,246
2012	36,909
2013	29,128
2014	18,227
2015	13,089
Thereafter	32,383

Total minimum lease payments	$174,982

12.	PENSION AND POSTRETIREMENT BENEFITS

We sponsor several noncontributory defined benefit pension plans, covering substantially all U.S. employees and certain non-U.S. employees, which provide benefits based on years of service, age, job grade levels and type of compensation. Retirement benefits for all other covered employees are provided through contributory pension plans, cash balance pension plans and government-sponsored retirement programs. All funded defined benefit pension plans receive funding based on independent actuarial valuations to provide for current service and an amount sufficient to amortize unfunded prior service over periods not to exceed 30 years, with funding falling within the legal limits prescribed by prevailing regulation. We also maintain unfunded defined benefit plans which, as permitted by local regulations, receive funding only when benefits become due.

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

The following are assumptions related to the U.S. defined benefit pension plans:

	Year Ended December 31,
	2010	2009	2008

Weighted average assumptions used to determine Benefit Obligations:
Discount rate	5.00%	5.50%	6.75%
Rate of increase in compensation levels	4.25	4.80	4.80
Weighted average assumptions used to determine net pension expense:
Long-term rate of return on assets	7.00%	7.75%	8.00%
Discount rate	5.50	6.75	6.25
Rate of increase in compensation levels	4.80	4.80	4.50

At December 31, 2010 as compared to December 31, 2009, we decreased our discount rate from 5.50% to 5.00% based on an analysis of publicly-traded investment grade U.S. corporate bonds, which had a lower yield due to current market conditions. At December 31, 2010 as compared to December 31, 2009 we decreased our average assumed rate of compensation from 4.80% to 4.25%. In determining 2010 expense, we decreased the expected rate of return on assets from 7.75% to 7.00%, primarily based on our target allocations and expected long-term asset returns. The long-term rate of return assumption is calculated using a quantitative approach that utilizes unadjusted historical returns and asset allocation as inputs for the calculation.

Net pension expense for the U.S. defined benefit pension plans (including both qualified and non-qualified plans) was:

	Year Ended December 31,
	2010	2009	2008
	(Amounts in thousands)

Service cost	$20,460	$18,471	$16,685
Interest cost	17,941	19,247	17,743
Expected return on plan assets	(24,066)	(22,152)	(20,150)
Settlement and curtailment of benefits	757	—	—
Amortization of unrecognized prior service benefit	(1,239)	(1,259)	(1,326)
Amortization of unrecognized net loss	9,492	6,502	4,607

U.S. net pension expense	$23,345	$20,809	$17,559

The estimated prior service benefit for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into U.S. pension expense in 2011 is $1.2 million. The estimated net loss

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into U.S. pension expense in 2011 is $10.7 million. We amortize estimated prior service benefits and estimated net losses over the remaining expected service period.

The following summarizes the net pension liability for U.S. plans:

	December 31,
	2010	2009
	(Amounts in thousands)

Plan assets, at fair value	$345,710	$306,288
Benefit Obligation	(361,766)	(345,981)

Funded status	$(16,056)	$(39,693)

The following summarizes amounts recognized in the balance sheet for U.S. plans:

	December 31,
	2010	2009
	(Amounts in thousands)

Current liabilities	$(343)	$(2,171)
Noncurrent liabilities	(15,713)	(37,522)

Funded status	$(16,056)	$(39,693)

The following is a summary of the changes in the U.S. defined benefit plans’ pension obligations:

	2010	2009
	(Amounts in thousands)

Balance — January 1	$345,981	$304,341
Service cost	20,460	18,471
Interest cost	17,941	19,247
Settlements, plan amendments and other	(3,148)	100
Actuarial loss	7,846	28,989
Benefits paid	(27,314)	(25,167)

Balance — December 31	$361,766	$345,981

Accumulated benefit obligations at December 31	$361,766	$345,981

The following table summarizes the expected cash activity for the U.S. defined benefit pension plans in the future (amounts in millions):

Expected benefit payments:
2011	$30.7
2012	31.9
2013	33.2
2014	34.3
2015	34.8
2016-2020	187.0

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in Benefit Obligations for U.S. plans, net of tax:

	2010	2009	2008
	(Amounts in thousands)

Balance — January 1	$(103,946)	$(108,104)	$(48,741)
Amortization of net loss	6,063	4,280	2,866
Amortization of prior service benefit	(791)	(829)	(825)
Net gain (loss) arising during the year	3,509	773	(60,945)
New prior service cost arising during the year	(93)	(66)	(459)

Balance — December 31	$(95,258)	$(103,946)	$(108,104)

	December 31,
	2010	2009
	(Amounts in thousands)

Unrecognized net loss	$(96,164)	$(105,700)
Unrecognized prior service benefit	906	1,754

Accumulated other comprehensive loss, net of tax:	$(95,258)	$(103,946)

The following is a reconciliation of the U.S. defined benefit pension plans’ assets:

	2010	2009
	(Amounts in thousands)

Balance — January 1	$306,288	$196,043
Return on plan assets	36,400	52,315
Company contributions	33,380	83,097
Benefits paid	(27,314)	(25,167)
Settlements	(3,044)	—

Balance — December 31	$345,710	$306,288

We contributed $33.4 million and $83.1 million to the U.S. defined benefit pension plans during 2010 and 2009, respectively. These payments exceeded the minimum funding requirements mandated by the U.S. Department of Labor rules. Our estimated contribution in 2011 is expected to be between $7 million and $10 million, excluding direct benefits paid.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All U.S. defined benefit plan assets are held by the qualified plan. The asset allocation for the qualified plan at the end of 2010 and 2009 by asset category, are as follows:

	Target Allocation		Percentage of Actual Plan Assets at
	at December 31,		December 31,
Asset category	2010	2009	2010	2009

U.S. Large Cap	35%	38%	35%	39%
U.S. Small Cap	5%	6%	5%	6%
International Large Cap	10%	11%	10%	11%

Equity securities	50%	55%	50%	56%

Long-Term Government / Credit	29%	11%	29%	11%
Intermediate Bond	21%	33%	21%	32%

Fixed income	50%	44%	50%	43%

Multi-strategy hedge fund	0%	1%	0%	1%
Other(1)	0%	0%	0%	0%

Other	0%	1%	0%	1%

(1)	Less than 1% of holdings are in Other category.

None of our common stock is directly held by our qualified plan. Our investment strategy is to earn a long-term rate of return consistent with an acceptable degree of risk and minimize our cash contributions over the life of the plan, while taking into account the liquidity needs of the plan. We preserve capital through diversified investments in high quality securities. Our current allocation target is to invest approximately 50% of plan assets in equity securities and 50% in fixed income securities. Within each investment category, assets are allocated to various investment strategies. A professional money management firm manages our assets, and we engage a consultant to assist in evaluating these activities. We periodically review the allocation target, generally in conjunction with an asset and liability study and in consideration of our future cash flow needs. We regularly rebalance the actual allocation to our target investment allocation.

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

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The plan’s financial instruments, shown below, are presented at fair value. See Note 1 for further discussions on how the hierarchical levels of the fair values of the Plan’s investments are determined. The fair values of our U.S. defined benefit plan assets at December 31, 2010 were:

		Hierarchical Levels
	Total	I	II	III
	(Amounts in thousands)

Cash	$547	$547	$—	$—
Commingled Funds:
Equity securities
U.S. Large Cap(a)	120,285	—	120,285	—
U.S. Small Cap(b)	17,111	—	17,111	—
International Large Cap(c)	34,353	—	34,353	—
Fixed income securities
Long-Term Government / Credit(d)	99,124	—	99,124	—
Intermediate Bond(e)	73,988	—	73,988	—
Other types of investments
Multi-strategy hedge fund(f)	299	—	—	299
Other(g)	3	—	—	3

	$345,710	$547	$344,861	$302

(a)	U.S. Large Cap funds seek to outperform the Russell 1000 (R) Index with investments in 1,000 large and medium capitalization U.S. companies represented in the Russell 1000 (R) Index, which is composed of the largest 1,000 U.S. equities in the Russell 3000 (R) Index as determined by market capitalization. The Russell 3000 (R) Index is composed of the largest U.S. equities as determined by market capitalization.

(b)	U.S. Small Cap funds seek to outperform the Russell 2000 (R) Index with investments in medium and small capitalization U.S. companies represented in the Russell 2000 (R) Index, which is composed of the smallest 2,000 U.S. equities in the Russell 3000 (R) Index as determined by market capitalization.

(c)	International Large Cap funds seek to outperform the MSCI Europe, Australia, and Far East Index with investments in most of the developed nations of the world so as to maintain a high degree of diversification among countries and currencies.

(d)	Long-Term Government/Credit funds seek to outperform the Barclays Capital U.S. Long-Term Government/Credit Index by generating excess return through a variety of diversified strategies in securities with longer durations, such as sector rotation, security selection and tactical use of high-yield bonds.

(e)	Intermediate Bonds seek to outperform the Barclays Capital U.S. Aggregate Bond Index by generating excess return through a variety of diversified strategies in securities with short to intermediate durations, such as sector rotation, security selection and tactical use of high-yield bonds.

(f)	Multi-strategy hedge fund represents a fund of hedge funds that invest in a variety of private equity funds and real estate. Level III rollforward details have not been provided due to immateriality.

(g)	Details, including Level III rollforward details, have not been provided due to immateriality.

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

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following are assumptions related to the non-U.S. defined benefit pension plans:

	Year Ended December 31,
	2010	2009	2008

Weighted average assumptions used to determine Benefit Obligations:
Discount rate	5.13%	5.41%	5.47
Rate of increase in compensation levels	3.46	3.58	3.07
Weighted average assumptions used to determine net pension expense:
Long-term rate of return on assets	6.21%	4.38%	4.35
Discount rate	5.41	5.47	5.61
Rate of increase in compensation levels	3.58	3.07	3.32

At December 31, 2010 as compared to December 31, 2009, we decreased our average discount rate for non-U.S. plans from 5.41% to 5.13% based primarily on lower applicable corporate AA bond yields for the U.K. and Euro zone. In determining 2010 expense, we increased our average rate of return on assets from 4.38% at December 31, 2009 to 6.21% at December 31, 2010, primarily as a result of the increase in the U.K. rate of return on assets. As the expected rate of return on plan assets is long-term in nature, short-term market changes do not significantly impact the rates.

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

Net pension expense for non-U.S. defined benefit pension plans was:

	Year Ended December 31,
	2010	2009	2008
	(Amounts in thousands)

Service cost	$4,691	$3,950	$3,631
Interest cost	12,776	12,099	13,372
Expected return on plan assets	(7,164)	(4,373)	(5,429)
Amortization of unrecognized net loss	2,367	2,604	375
Settlement and other	131	607	40

Non-U.S. net pension expense	$12,801	$14,887	$11,989

The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into non-U.S. pension expense in 2011 is $2.0 million. We amortize estimated net losses over the remaining expected service period or over the remaining expected lifetime of inactive participants for plans with only inactive participants.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the net pension liability for non-U.S. plans:

	December 31,
	2010	2009
	(Amounts in thousands)

Plan assets, at fair value	$133,944	$120,897
Benefit Obligation	(263,970)	(260,765)

Funded status	$(130,026)	$(139,868)

The following summarizes amounts recognized in the balance sheet for non-U.S. plans:

	Year Ended December 31,
	2010	2009
	(Amounts in thousands)

Noncurrent assets	$14	$86
Current liabilities	(7,775)	(7,411)
Noncurrent liabilities	(122,265)	(132,543)

Funded status	$(130,026)	$(139,868)

The following is a reconciliation of the non-U.S. plans’ defined benefit pension obligations:

	2010	2009
	(Amounts in thousands)

Balance — January 1	$260,765	$228,070
Service cost	4,691	3,950
Interest cost	12,776	12,099
Employee contributions	512	613
Plan amendments and other	1,414	236
Actuarial loss(1)	8,329	15,393
Net benefits and expenses paid	(13,257)	(14,285)
Currency translation impact(2)	(11,260)	14,689

Balance — December 31	$263,970	$260,765

Accumulated benefit obligations at December 31	$237,916	$237,120

(1)	The actuarial losses primarily reflect the impact of assumption changes in the plans in the U.K. and Netherlands.

(2)	The currency translation impact in 2010 as compared with 2009 reflects the strengthening of the U.S. dollar exchange rate against our significant currencies, primarily the British pound and the Euro.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the expected cash activity for the non-U.S. defined benefit plans in the future (amounts in millions):

Expected benefit payments:
2011	$14.4
2012	13.8
2013	14.3
2014	15.7
2015	16.1
2016-2020	90.0

The following table shows the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in Benefit Obligations for non-U.S. plans, net of tax:

	2010	2009	2008
	(Amounts in thousands)

Balance — January 1	$(39,649)	$(34,156)	$(22,695)
Amortization of net loss	1,349	2,049	255
Net loss arising during the year	(1,305)	(5,018)	(18,001)
Settlement loss	75	426	—
Prior service cost arising during the year	(677)	—	—
Currency translation impact	1,388	(2,950)	6,285

Balance — December 31	$(38,819)	$(39,649)	$(34,156)

	December 31,
	2010	2009
	(Amounts in thousands)

Unrecognized net loss	$(37,704)	$(39,649)
Unrecognized prior service cost	(1,115)	—

Accumulated other comprehensive loss, net of tax:	$(38,819)	$(39,649)

The following is a reconciliation of the non-U.S. plans’ defined benefit pension assets:

	2010	2009
	(Amounts in thousands)

Balance — January 1	$120,897	$92,935
Return on plan assets	13,237	13,569
Employee contributions	512	613
Company contributions	16,840	18,095
Currency translation impact(1) and other	(4,285)	8,991
Net benefits and expenses paid	(13,257)	(13,306)

Balance — December 31	$133,944	$120,897

(1)	The currency translation impact in 2010 as compared with 2009 reflects the strengthening of the U.S. dollar exchange rate against our significant currencies, primarily the British pound and the Euro.

Our contributions to non-U.S. defined benefit pension plans in 2011 are expected to be approximately $10 million, excluding direct benefits paid.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The asset allocations for the non-U.S. defined benefit pension plans at the end of 2010 and 2009 are as follows:

	Target Allocation at		Percentage of Actual Plan
	December 31,		Assets at December 31,
Asset category	2010	2009	2010	2009

North American Companies	5%	5%	5%	5%
U.K. Companies	26%	27%	26%	27%
European Companies	7%	8%	7%	8%
Asian Pacific Companies	6%	5%	6%	5%
Global Equity	3%	3%	3%	3%
Emerging Markets(1)	0%	0%	0%	0%

Equity securities	47%	48%	47%	48%

U.K. Government Gilt Index	18%	19%	18%	19%
U.K. Corporate Bond Index	15%	15%	15%	15%
Global Fixed Income Bond	18%	15%	18%	15%

Fixed income	51%	49%	51%	49%

Other	2%	3%	2%	3%

(1)	Less than 1% of holdings are in Emerging Markets.

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

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the non-U.S. assets at December 31, 2010 were:

		Hierarchical Levels
	Total	I	II	III
	(Amounts in thousands)

Cash	$58	$58	$—	$—
Commingled Funds:
Equity securities
North American Companies(a)	7,141	—	7,141	—
U.K. Companies(b)	34,275	—	34,275	—
European Companies (c)	9,405	—	9,405	—
Asian Pacific Companies(d)	7,553	—	7,553	—
Global Equity(e)	3,590	—	3,590	—
Emerging Markets(f)	282	—	282	—
Fixed income securities
U.K. Government Gilt Index(g)	24,189	—	24,189	—
U.K. Corporate Bond Index(h)	19,867	—	19,867	—
Global Fixed Income Bond(i)	24,384	—	24,384	—
Other(j)	3,200	—	—	3,200

	$133,944	$58	$130,686	$3,200

(a)	North American Companies represents U.S. and Canadian large cap equity index funds, which are passively managed and track their respective benchmarks (FTSE All-World USA Index and FTSE All-World Canada Index).

(b)	U.K. Companies represents a U.K. equity index fund, which is passively managed and tracks the FTSE All-Share Index.

(c)	European companies represents a European equity index fund, which is passively managed and tracks the FTSE All-World Developed Europe Ex-U.K. Index.

(d)	Asian Pacific Companies represents Japanese and Pacific Rim equity index funds, which are passively managed and track their respective benchmarks (FTSE All-World Japan Index and FTSE All-World Developed Asia Pacific Ex-Japan Index).

(e)	Global Equity represents actively managed, global equity funds taking a top-down strategic view on the different regions by analyzing companies based on fundamentals, market-driven, thematic and quantitative factors to generate alpha.

(f)	Emerging Markets represents a diversified portfolio of shares issued by companies in any developing or emerging country of Latin America, Asia, Eastern Europe, the Middle East, and Africa using a bottom-up stock selection process.

(g)	U.K. Government Gilt Index represents U.K. government issued fixed income investments which are passively managed and track the respective benchmarks (FTSE U.K. Gilt Index-Linked Over 5 Years Index and FTSE U.K. Gilt Over 15 Years Index).

(h)	U.K. Corporate Bond Index represents U.K. corporate bond investments, which are passively managed and track the iBoxx Over 15 years £ Non-Gilt Index.

(i)	Global Fixed Income Bond represents actively managed, diversified fixed income investment funds, primarily invested in traditional government bonds, high-quality corporate bonds, asset backed securities, in addition to emerging market debt and high yield corporates.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(j)	Includes assets held by plans outside the U.K. and Netherlands. Details, including Level III rollforward details, have not been provided due to immateriality.

Defined Benefit Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets — The following summarizes key pension plan information regarding U.S. and non-U.S. plans whose accumulated benefit obligations exceed the fair value of their respective plan assets.

	December 31,
	2010	2009
	(Amounts in thousands)

Benefit Obligation	$518,443	$504,312
Accumulated benefit obligation	510,302	496,657
Fair value of plan assets	379,351	337,310

Postretirement Medical Plans — We sponsor several defined benefit postretirement medical plans covering certain current retirees and a limited number of future retirees in the U.S. These plans provide for medical and dental benefits and are administered through insurance companies and health maintenance organizations. The plans include participant contributions, deductibles, co-insurance provisions and other limitations and are integrated with Medicare and other group plans. We fund the plans as benefits and health maintenance organization premiums are paid, such that the plans hold no assets in any period presented. Accordingly, we have no investment strategy or targeted allocations for plan assets. Benefits under our postretirement medical plans are not available to new employees or most existing employees.

The following are assumptions related to postretirement benefits:

	Year Ended December 31,
	2010	2009	2008

Weighted average assumptions used to determine Benefit Obligation:
Discount rate	4.75%	5.25%	6.50%
Weighted average assumptions used to determine net expense:
Discount rate	5.25%	6.50%	6.25%
Expected return on plan assets	—	—	—

The assumed ranges for the annual rates of increase in medical costs used to determine net expense were 9.0% for 2010, 9.0% for 2009 and 7.8% for 2008, with a gradual decrease to 5.0% for 2032 and future years.

Net postretirement benefit (income) expense for postretirement medical plans was:

	Year Ended December 31,
	2010	2009	2008
	(Amounts in thousands)

Service cost	$28	$42	$67
Interest cost	1,940	2,493	3,531
Amortization of unrecognized prior service benefit	(1,916)	(1,974)	(2,514)
Amortization of unrecognized net (gain) loss	(2,480)	(2,903)	33

Net postretirement benefit (income) expense	$(2,428)	$(2,342)	$1,117

The estimated prior service benefit for postretirement medical plans that will be amortized from accumulated other comprehensive loss into U.S. pension expense in 2011 is $1.6 million. The estimated net gain for postretirement medical plans that will be amortized from accumulated other comprehensive loss into U.S. expense in 2011 is $1.7 million.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the accrued postretirement benefits liability for the postretirement medical plans:

	December 31,
	2010	2009
	(Amounts in thousands)

Postretirement Benefit Obligation	$39,053	$40,170

Funded status	$(39,053)	$(40,170)

The following summarizes amounts recognized in the balance sheet for postretirement benefit:

	December 31,
	2009	2010
	(Amounts in thousands)

Current liabilities	$(4,683)	$(4,924)
Noncurrent liabilities	(34,370)	(35,246)

Funded status	$(39,053)	$(40,170)

The following is a reconciliation of the postretirement Benefit Obligation:

	2010	2009
	(Amounts in thousands)

Balance — January 1	$40,170	$43,064
Service cost	28	42
Interest cost	1,940	2,493
Employee contributions	2,492	2,709
Medicare subsidies receivable	359	472
Actuarial loss (gain)	679	(1,610)
Net benefits and expenses paid	(6,615)	(7,000)

Balance — December 31	$39,053	$40,170

The following presents expected benefit payments for future periods (amounts in millions):

	Expected	Medicare
	Payments	Subsidy

2011	$4.8	$0.1
2012	4.4	0.1
2013	4.0	0.1
2014	3.6	0.1
2015	3.4	0.2
2016-2020	13.1	0.7

The following table shows the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in Benefit Obligations for postretirement benefits, net of tax:

	2010	2009	2008
	(Amounts in thousands)

Balance — January 1	$10,915	$13,183	$2,336
Amortization of net (gain) loss	(1,525)	(2,016)	21
Amortization of prior service benefit	(1,179)	(1,371)	(1,611)
Net (loss) gain arising during the year	(418)	1,119	12,437

Balance — December 31	$7,793	$10,915	$13,183

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2010	2009
	(Amounts in thousands)

Unrecognized net gain	$6,774	$8,698
Unrecognized prior service benefit	1,019	2,217

Accumulated other comprehensive income, net of tax:	$7,793	$10,915

We made contributions to the postretirement medical plans to pay benefits of $3.8 million in 2010, $3.8 million in 2009 and $3.9 million in 2008. Because the postretirement medical plans are unfunded, we make contributions as the covered individuals’ claims are approved for payment. Accordingly, contributions during any period are directly correlated to the benefits paid.

Assumed health care cost trend rates have an effect on the amounts reported for the postretirement medical plans. A one-percentage point change in assumed health care cost trend rates would have the following effect on the 2010 reported amounts (in thousands):

	1% Increase	1% Decrease

Effect on postretirement Benefit Obligation	$387	$(359)
Effect on service cost plus interest cost	17	(16)

Defined Contribution Plans — We sponsor several defined contribution plans covering substantially all U.S. and Canadian employees and certain other non-U.S. employees. Employees may contribute to these plans, and these contributions are matched in varying amounts by us, including opportunities for discretionary matching contributions by us. Defined contribution plan expense was $17.3 million in 2010, $16.7 million in 2009 and $16.4 million in 2008. In 2008, we discontinued discretionary contributions for the defined contribution plan in the U.S., and increased our matching contributions by 25%.

Participants in the U.S. defined contribution plan have the option to invest in our common stock and discretionary contributions by us were previously funded with our common stock; therefore, the plan assets include such holdings of our common stock.

13.	LEGAL MATTERS AND CONTINGENCIES

Asbestos-Related Claims

We are a defendant in a substantial number of lawsuits that seek to recover damages for personal injury allegedly caused by exposure to asbestos-containing products manufactured and/or distributed by our heritage companies in the past. While the overall number of asbestos-related claims has generally declined in recent years, there can be no assurance that this trend will continue, or that the average cost per claim will not further increase. Asbestos-containing materials incorporated into any such products were primarily encapsulated and used as internal components of process equipment, and we do not believe that any significant emission of asbestos fibers occurred during the use of this equipment. We believe that a high percentage of the claims are covered by applicable insurance or indemnities from other companies.

United Nations Oil-for-Food Program

A French investigation was formally opened in the first quarter of 2010 relating to products that one of our French subsidiaries delivered to Iraq from 1996 through 2003 under the United Nations Oil-for-Food Program. We currently do not expect to incur additional case resolution costs of a material amount in this matter; however, if the French authorities take enforcement action against our French subsidiary regarding its investigation, we may be

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subject to monetary and non-monetary penalties, which we currently do not believe will have a material adverse effect on our company.

In addition to the governmental investigation referenced above, on June 27, 2008, the Republic of Iraq filed a civil suit in federal court in New York against 93 participants in the United Nations Oil-for-Food Program, including us and our two foreign subsidiaries that participated in the program. There have been no material developments in this case since it was initially filed. We intend to vigorously contest the suit, and we believe that we have valid defenses to the claims asserted. While we cannot predict the outcome of the suit at the present time, we do not currently believe the resolution of this suit will have a material adverse financial impact on our company.

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

Our self-reported violations of U.S. export control laws and regulations are expected to result in civil penalties, including fines and/or other penalties, and we are currently engaged in discussions with U.S. regulators about the final disposition of the case as part of our effort to resolve this matter. We currently do not believe any such penalties will have a material adverse impact on our company, and we believe appropriate reserves have been accrued to address this matter.

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

We are also a defendant in a number of other lawsuits, including product liability claims, that are insured, subject to the applicable deductibles, arising in the ordinary course of business, and we are also involved in other uninsured routine litigation incidental to our business. We currently believe none of such litigation, either

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

individually or in the aggregate, is material to our business, operations or overall financial condition. However, litigation is inherently unpredictable, and resolutions or dispositions of claims or lawsuits by settlement or otherwise could have an adverse impact on our financial position, results of operations or cash flows for the reporting period in which any such resolution or disposition occurs.

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

We have recorded reserves for product warranty claims that are included in both current and non-current liabilities. The following is a summary of the activity in the warranty reserve:

	2010	2009	2008
	(Amounts in thousands)

Balance — January 1	$38,024	$36,936	$34,471
Accruals for warranty expense, net of adjustments	24,779	34,456	32,428
Settlements made	(28,429)	(33,368)	(29,963)

Balance — December 31	$34,374	$38,024	$36,936

15.	SHAREHOLDERS’ EQUITY

On February 23, 2009, our Board of Directors authorized an increase in our quarterly cash dividend to $0.27 per share from $0.25 per share, effective for the first quarter of 2009. On February 22, 2010, our Board of Directors authorized an increase in the payment of quarterly dividends on our common stock from $0.27 per share to $0.29 per share payable quarterly beginning on April 7, 2010. On February 21, 2011, our Board of Directors authorized an increase in the payment of quarterly dividends on our common stock from $0.29 per share to $0.32 per share payable quarterly beginning on April 14, 2011. Generally, our dividend date-of-record is in the last month of the quarter, and the dividend is paid the following month.

On February 26, 2008 our Board of Directors authorized a program to repurchase up to $300.0 million of our outstanding common stock over an unspecified time period, and the program commenced in the second quarter of 2008. We repurchased 450,000, 544,500 and 1,741,100 shares for $46.0 million, $40.9 million and $165.0 million during 2010, 2009 and 2008, respectively. To date, we have repurchased a total of 2,735,600 shares for $251.9 million under this program.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	INCOME TAXES

The provision for income taxes consists of the following:

	Year Ended December 31,
	2010	2009	2008
	(Amounts in thousands)

Current:
U.S. federal	$12,557	$19,544	$11,612
Non-U.S.	93,046	125,160	135,797
State and local	1,468	6,566	5,172

Total current	107,071	151,270	152,581
Deferred:
U.S. federal	34,732	3,842	3,250
Non-U.S.	(2,830)	1,118	(6,462)
State and local	2,623	230	(1,648)

Total deferred	34,525	5,190	(4,860)

Total provision	$141,596	$156,460	$147,721

The expected cash payments for the current income tax expense for 2010, 2009 and 2008 were reduced by approximately $10.0 million, $0.4 million and $12.2 million, respectively, as a result of tax deductions related to the exercise of non-qualified employee stock options and the vesting of restricted stock. The income tax benefit resulting from these stock-based compensation plans has increased capital in excess of par value.

The provision for income taxes differs from the statutory corporate rate due to the following:

	Year Ended December 31,
	2010	2009	2008
	(Amounts in millions)

Statutory federal income tax at 35%	$185.6	$204.7	$207.5
Foreign impact, net	(37.6)	(49.1)	(50.8)
Change in valuation allowances	(2.3)	(1.1)	(6.5)
State and local income taxes, net	4.1	6.8	3.5
Meals and entertainment	0.9	0.9	1.2
Other	(9.1)	(5.7)	(7.2)

Total	$141.6	$156.5	$147.7

Effective tax rate	26.7%	26.8%	24.9%

The net decrease in valuation allowances in the rate reconciliation above includes a net (reduction) increase of foreign valuation allowances of $(2.3) million, $0.9 million and $(8.2) million in 2010, 2009 and 2008, respectively.

The 2010 and 2009 effective tax rates differed from the federal statutory rate of 35% primarily due to the net impact of foreign operations, which included the impacts of lower foreign tax rates and changes in our reserves established for uncertain tax positions.

The 2008 effective tax rate differed from the federal statutory rate of 35% primarily due to the net impact of foreign operations which includes the impacts of lower foreign tax rates, changes in our reserves established for uncertain tax positions, benefits arising from our permanent reinvestment in foreign subsidiaries, changes in

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuation allowance estimates and a favorable tax ruling in Luxembourg. The net impact of discrete items included in the discussion above was approximately $22 million.

We assert permanent reinvestment on the majority of invested capital and unremitted foreign earnings in our foreign subsidiaries. However, we do not assert permanent reinvestment on a limited number of foreign subsidiaries where future distributions may occur. The cumulative amount of undistributed earnings considered permanently reinvested is $1.1 billion. Should these earnings be repatriated in a future period, our provision for income taxes may increase materially in that period. During each of the three years reported in the period ended December 31, 2010, we have not recognized any net deferred tax assets attributable to excess foreign tax credits on unremitted earnings or foreign currency translation adjustments in our foreign subsidiaries with excess financial reporting basis.

For those subsidiaries where permanent reinvestment was not asserted, we had cash and deemed dividend distributions that resulted in the recognition of approximately $(8.2) million, $(2.4) million and $27.1 million of income tax (benefit) expense during the years ended December 31, 2010, 2009 and 2008, respectively. As we have not recorded a benefit for the excess foreign tax credits associated with deemed repatriation of unremitted earnings, these credits are not available to offset the liability associated with these dividends.

The American Jobs Creation Act of 2004 provides a deduction for income from qualified domestic production activities, which is being phased in from 2005 through 2010. This manufacturing deduction had only a minor impact to our tax rates. The effect on future tax rates has not yet been quantified. The tax deduction on qualified production activities will be treated as a special deduction and will be reported in the period in which the deduction is claimed on our tax return.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities were:

	December 31,
	2010	2009
	(Amounts in thousands)

Deferred tax assets related to:
Retirement benefits	$37,946	$45,835
Net operating loss carryforwards	35,826	32,971
Compensation accruals	49,809	64,905
Inventories	46,330	35,680
Credit carryforwards	30,972	16,906
Warranty and accrued liabilities	19,768	30,488
Unrealized foreign exchange gain	—	976
Restructuring charge	1,315	2,938
Other	17,161	12,485

Total deferred tax assets	239,127	243,184
Valuation allowances	(14,296)	(17,292)

Net deferred tax assets	224,831	225,892

Deferred tax liabilities related to:
Property, plant and equipment	(25,773)	(18,175)
Goodwill and intangibles	(102,196)	(81,910)
Unrealized foreign exchange loss	(237)	—
Foreign equity investments	(6,635)	(5,540)

Total deferred tax liabilities	(134,841)	(105,625)

Deferred tax assets, net	$89,990	$120,267

We have approximately $178.1 million of U.S. and foreign net operating loss carryforwards at December 31, 2010. Of this total, $56.7 million are state net operating losses. Net operating losses generated in the U.S., if unused, will expire in 2011 through 2026. The majority of our non-U.S. net operating losses carry forward without expiration. Additionally, we have $29.5 million of foreign tax credit carryforwards at December 31, 2010, expiring in 2018 through 2020 for which no valuation allowance reserves have been recorded.

Earnings before income taxes comprised:

	Year Ended December 31,
	2010	2009	2008
	(Amounts in thousands)

U.S.	$201,997	$142,783	$129,323
Non-U.S.	328,280	442,008	463,617

Total	$530,277	$584,791	$592,940

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A tabular reconciliation of the total gross amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in millions):

	2010	2009

Balance — January 1	$130.2	$130.8
Gross amount of (decreases) increases in unrecognized tax benefits resulting from tax positions taken:
During a prior year	(1.2)	(1.1)
During the current period	7.2	4.3
Decreases in unrecognized tax benefits relating to:
Settlements with taxing authorities	(6.2)	(1.5)
Lapse of the applicable statute of limitations	(21.3)	(6.4)
Increases (decreases) in unrecognized tax benefits relating to foreign currency translation adjustments	(4.1)	4.1

Balance — December 31	$104.6	$130.2

The amount of gross unrecognized tax benefits at December 31, 2010 was $130.7 million, which includes $26.1 million of accrued interest and penalties. Of this amount $80.7 million, if recognized, would favorably impact our effective tax rate. The total amounts of interest and penalties recognized in our consolidated statements of income for the years ended December 31, 2010, 2009 and 2008 were $(2.3) million, $4.4 million and $1.9 million, respectively.

With limited exception, we are no longer subject to U.S. federal, state and local income tax audits for years through 2006 or non-U.S. income tax audits for years through 2003. We are currently under examination for various years in Austria, Germany, India, Singapore, the U.S. and Venezuela.

It is reasonably possible that within the next 12 months the effective tax rate will be impacted by the resolution of some or all of the matters audited by various taxing authorities. It is also reasonably possible that we will have the statute of limitations close in various taxing jurisdictions within the next 12 months. As such, we estimate we could record a reduction in our tax expense of between $6.0 million and $20.6 million within the next 12 months.

17.	BUSINESS SEGMENT INFORMATION

We are principally engaged in the worldwide design, manufacture, distribution and service of industrial flow management equipment. We provide long lead-time, highly engineered pumps, standardized, general purpose pumps, mechanical seals, industrial valves and related automation products and solutions primarily for oil and gas, chemical, power generation, water management and other general industries requiring flow management products and services.

As previously disclosed in our 2009 Annual Report on Form 10-K, our 2010 Quarterly Reports on Form 10-Q and Note 1 of this Annual Report, we reorganized our divisional operations by combining the former FPD and former FSD into FSG, effective January 1, 2010. We conduct our operations through three business segments based on type of product and how we manage the business:

•	EPD for long lead-time, engineered pumps and pump systems, mechanical seals, auxiliary systems and replacement parts and related services;

•	IPD for pre-configured pumps and pump systems and related products and services; and

•	FCD for engineered and industrial valves, control valves, actuators and controls and related services.

The President of FSG reports directly to the Chief Executive Officer (“CEO”). The structure of FSG consists of two reportable operating segments: EPD and IPD, each with a Vice President — Finance, who reports directly to

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our Chief Accounting Officer (“CAO”). FCD has a President, who reports directly to our CEO, and a Vice President — Finance, who reports directly to our CAO. For decision-making purposes, our CEO and other members of senior executive management use financial information generated and reported at the reportable segment level. Our corporate headquarters does not constitute a separate division or business segment.

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

The following is a summary of the financial information of our reportable segments as of and for the years ended December 31, 2010, 2009 and 2008 reconciled to the amounts reported in the consolidated financial statements.

				Subtotal—	Eliminations
	Flow Solutions Group			Reportable	and	Consolidated
	EPD	IPD	FCD	Segments	All Other(1)	Total
			(Amounts in thousands)

Year Ended December 31 , 2010:
Sales to external customers	$2 ,087,040	$754,826	$1,190,170	$4,032,036	$—	$4,032,036
Intersegment sales	65,636	45,358	7,349	118,343	(118,343)	—
Segment operating income	412,622	68,480	180,409	661,511	(80,159)	581,352
Depreciation and amortization	39,629	18,089	34,906	92,624	8,670	101,294
Identifiable assets	1,791,886	664,573	1,342,915	3,799,374	660,536	4,459,910
Capital expenditures	54,478	12,130	31,312	97,920	4,082	102,002

				Subtotal—	Eliminations
	Flow Solutions Group			Reportable	and	Consolidated
	EPD	IPD	FCD	Segments	All Other(1)	Total

Year Ended December 31, 2009:
Sales to external customers	$2,249,265	$919,355	$1,196,642	$4,365,262	$—	$4,365,262
Intersegment sales	67,023	51,616	6,576	125,215	(125,215)	—
Segment operating income	434,840	107,886	204,118	746,844	(117,327)	629,517
Depreciation and amortization	42,168	15,903	29,140	87,211	8,234	95,445
Identifiable assets	1,729,817	700,992	1,011,608	3,442,417	806,477	4,248,894
Capital expenditures	44,037	22,351	32,358	98,746	9,702	108,448

				Subtotal—	Eliminations
	Flow Solutions Group			Reportable	and	Consolidated
	EPD	IPD	FCD	Segments	All Other(1)	Total

Year Ended December 31, 2008:
Sales to external customers	$2,184,907	$913,379	$1,375,187	$4,473,473	$—	$4,473,473
Intersegment sales	67,321	43,302	6,509	117,132	(117,132)	—
Segment operating income	401,779	117,094	218,673	737,546	(121,868)	615,678
Depreciation and amortization	33,549	13,605	26,485	73,639	7,803	81,442
Identifiable assets	1,696,450	673,996	1,049,974	3,420,420	603,274	4,023,694
Capital expenditures	50,034	22,269	41,195	113,498	13,434	126,932

(1)	The changes in identifiable assets for “Eliminations and All Other” in 2010, 2009 and 2008 are primarily a result of changes in cash balances.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Information — We attribute sales to different geographic areas based on the facilities’ locations. Long-lived assets are classified based on the geographic area in which the assets are located and exclude deferred tax assets categorized as non-current. Sales and long-lived assets by geographic area are as follows:

	Year Ended December 31, 2010
			Long-Lived
	Sales	Percentage	Assets	Percentage
		(Amounts in thousands)

United States	$1,331,818	33.0%	$1,031,184	53.9%
EMA(1)	1,844,291	45.7%	687,495	36.0%
Asia(2)	423,461	10.5%	96,040	5.0%
Other(3)	432,466	10.8%	97,104	5.1%

Consolidated total	$4,032,036	100.0%	$1,911,823	100.0%

	Year Ended December 31, 2009
			Long-Lived
	Sales	Percentage	Assets	Percentage
		(Amounts in thousands)

United States	$1,416,739	32.5%	$1,034,055	60.2%
EMA(1)	2,142,371	49.1%	510,391	29.7%
Asia(2)	405,456	9.3%	88,770	5.2%
Other(3)	400,696	9.1%	85,032	4.9%

Consolidated total	$4,365,262	100.0%	$1,718,248	100.0%

	Year Ended December 31, 2008
			Long-Lived
	Sales	Percentage	Assets	Percentage
		(Amounts in thousands)

United States	$1,547,448	34.6%	$1,062,577	64.1%
EMA(1)	2,119,196	47.4%	446,153	26.9%
Asia(2)	374,928	8.4%	78,201	4.7%
Other(3)	431,901	9.6%	71,777	4.3%

Consolidated total	$4,473,473	100.0%	$1,658,708	100.0%

(1)	“EMA” includes Europe, the Middle East and Africa. Germany accounted for approximately 11% in 2010 and 10% in both 2009 and 2008 of consolidated sales, and Italy accounted for approximately 10% of consolidated long-lived assets in 2010. No other individual country within this group represents 10% or more of consolidated long-lived assets for any period presented. While we have not experienced a disruption to our business resulting from recent developing political and economic conditions in the Middle East, we will continue to closely monitor the conditions.

(2)	“Asia” includes Asia and Australia. No individual geographic segment within this group represents 10% or more of consolidated long-lived assets for any period presented.

(3)	“Other” includes Canada and Latin America. No individual geographic segment within this group represents 10% or more of consolidated totals for any period presented.

Net sales to international customers, including export sales from the United States, represented 73%, 73% and 69% of total sales in 2010, 2009 and 2008, respectively.

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Major Customer Information — We have a large number of customers across a large number of manufacturing and service facilities and do not believe that we have sales to any individual customer that represent 10% or more of consolidated sales for any of the years presented.

18.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following presents the components of accumulated other comprehensive loss, net of related tax effects:

	Year Ended December 31,
	2010	2009	2008
	(Amounts in thousands)

Foreign currency translation adjustments(1)(2)	$(22,425)	$(11,813)	$(74,862)
Pension and other postretirement effects	(126,284)	(132,680)	(129,077)
Cash flow hedging activity	(428)	(3,251)	(6,758)

Accumulated other comprehensive loss	$(149,137)	$(147,744)	$(210,697)

(1)	Includes foreign currency translation adjustments attributable to noncontrolling interests.

(2)	Foreign currency translation adjustments in 2010 primarily represents the strengthening of the U.S. dollar exchange rate versus the Euro and the British pound at December 31, 2010 as compared with December 31, 2009. Foreign currency translation adjustments in 2009 primarily represents the weakening of the U.S. dollar exchange rate versus the Euro and the British pound at December 31, 2009 as compared with December 31, 2008.

The following tables present a summary of other comprehensive (expense) income for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31, 2010
	Before-Tax		After-Tax
	Amount	Income Tax	Amount
	(Amounts in thousands)

Foreign currency translation adjustments	$(17,116)	$6,504	$(10,612)
Pension and other postretirement effects	9,317	(2,921)	6,396
Cash flow hedging activity	4,553	(1,730)	2,823

Other comprehensive (expense) income	$(3,246)	$1,853	$(1,393)

	Year Ended December 31, 2009
	Before-Tax		After-Tax
	Amount	Income Tax	Amount
	(Amounts in thousands)

Foreign currency translation adjustments	$98,514	$(35,465)	$63,049
Pension and other postretirement effects	(3,919)	316	(3,603)
Cash flow hedging activity	5,480	(1,973)	3,507

Other comprehensive income (expense)	$100,075	$(37,122)	$62,953

FLOWSERVE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2008
	Before-Tax		After-Tax
	Amount	Income Tax	Amount
	(Amounts in thousands)

Foreign currency translation adjustments	$(128,537)	$1,834	$(126,703)
Pension and other postretirement effects	(97,731)	37,754	(59,977)
Cash flow hedging activity	(6,416)	2,310	(4,106)

Other comprehensive (expense) income	$(232,684)	$41,898	$(190,786)

19.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following presents a summary of the unaudited quarterly data for 2010 and 2009 (amounts in millions except per share data):

	2010
Quarter	4th	3rd	2nd	1st

Sales	$1,140.3	$971.7	$961.1	$958.9
Gross profit	384.5	333.5	343.4	348.3
Earnings before income taxes	153.0	139.9	125.4	112.0
Net earnings attributable to Flowserve Corporation	112.6	103.9	91.6	80.2
Earnings per share:
Basic	$2.02	$1.86	$1.64	$1.44
Diluted	2.00	1.84	1.62	1.42

	2009
Quarter	4th	3rd	2nd	1st

Sales	$1,199.1	$1,051.1	$1,090.4	$1,024.7
Gross profit	408.8	385.2	386.3	367.8
Earnings before income taxes	148.2	158.6	149.2	128.8
Net earnings attributable to Flowserve Corporation	110.5	116.9	108.2	92.3
Earnings per share:
Basic	$1.98	$2.10	$1.94	$1.65
Diluted	1.96	2.07	1.92	1.64

The significant fourth quarter adjustment for 2010 pre-tax was to record $8.1 million in charges related to our Realignment Programs. See Note 7 for additional information on our Realignment Programs.

The significant fourth quarter adjustments for 2009 pre-tax were to record $34.9 million in charges related to our Realignment Programs. See Note 7 for additional information on our Realignment Programs.

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

In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2010.

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

Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, our management conducted an assessment of our internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that as of December 31, 2010, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in its report, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in this Item 10 is incorporated by reference to our definitive Proxy Statement relating to our 2011 annual meeting of shareholders to be held on May 19, 2011. The Proxy Statement will be filed with the SEC no later than April 30, 2011.

ITEM 11.	EXECUTIVE COMPENSATION

The information required in this Item 11 is incorporated by reference to our definitive Proxy Statement relating to our 2011 annual meeting of shareholders to be held on May 19, 2011. The Proxy Statement will be filed with the SEC no later than April 30, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in this Item 12 is incorporated by reference to our definitive Proxy Statement relating to our 2011 annual meeting of shareholders to be held on May 19, 2011. The Proxy Statement will be filed with the SEC no later than April 30, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in this Item 13 is incorporated by reference to our definitive Proxy Statement relating to our 2011 annual meeting of shareholders to be held on May 19, 2011. The Proxy Statement will be filed with the SEC no later than April 30, 2011.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in this Item 14 is incorporated by reference to our definitive Proxy Statement relating to our 2011 annual meeting of shareholders to be held on May 19, 2011. The Proxy Statement will be filed with the SEC no later than April 30, 2011.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this Annual Report:

1. Consolidated Financial Statements

The following consolidated financial statements and notes thereto are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Flowserve Corporation Consolidated Financial Statements:

Consolidated Balance Sheets at December 31, 2010 and 2009

For each of the three years in the period ended December 31, 2010:

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

Date: February 23, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ James O. Rollans James O. Rollans	Non-Executive Chairman of the Board	February 23, 2011

/s/ Mark A. Blinn Mark A. Blinn	President and Chief Executive Officer (Principal Executive Officer )	February 23, 2011

/s/ Richard J. Guiltinan, Jr. Richard J. Guiltinan, Jr.	Senior Vice President, Finance and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2011

/s/ Gayla J. Delly Gayla J. Delly	Director	February 23, 2011

/s/ Roger L. Fix Roger L. Fix	Director	February 23, 2011

/s/ John R. Friedery John R. Friedery	Director	February 23, 2011

/s/ Joseph E. Harlan Joseph E. Harlan	Director	February 23, 2011

/s/ Michael F. Johnston Michael F. Johnston	Director	February 23, 2011

/s/ Rick J. Mills Rick J. Mills	Director	February 23, 2011

/s/ Kevin E. Sheehan Kevin E. Sheehan	Director	February 23, 2011

/s/ Charles M. Rampacek Charles M. Rampacek	Director	February 23, 2011

FLOWSERVE CORPORATION

Schedule II — Valuation and Qualifying Accounts

			Additions
			Charged to
			Other
		Additions	Accounts—
	Balance at	Charged to	Acquisitions
	Beginning of	Cost and	and Related	Deductions	Balance at
Description	Year	Expenses	Adjustments	From Reserve	End of Year
	(Amounts in thousands)

Year ended December 31, 2010
Allowance for doubtful accounts(a):	$18,769	$17,045	$505	$(17,687)	$18,632
Deferred tax asset valuation allowance(b):	17,292	1,970	(315)	(4,651)	14,296
Year ended December 31, 2009
Allowance for doubtful accounts(a):	23,667	18,461	50	(23,409)	18,769
Deferred tax asset valuation allowance(b):	17,208	2,748	1,181	(3,845)	17,292
Year ended December 31, 2008
Allowance for doubtful accounts(a):	14,219	21,457	—	(12,009)	23,667
Deferred tax asset valuation allowance(b):	22,138	3,564	1,620	(10,114)	17,208

(a)	Deductions from reserve represent accounts written off, net of recoveries, and reductions due to improved aging of receivables.

(b)	Deductions from reserve result from the expiration or utilization of net operating losses and foreign tax credits previously reserved.

F-1

INDEX TO EXHIBITS

Exhibit
No.		Description

3.1		Restated Certificate of Incorporation of Flowserve Corporation (incorporated by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K/A, dated August 16, 2006).
3.2		Flowserve Corporation By-Laws, as amended and restated effective May 17, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated May 18, 2010).
10.1		Credit Agreement, dated December 14, 2010, among the Company, Bank of America, N.A., as swingline lender, letter of credit issuer and administrative agent and the other lenders referred to therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated December 14, 2010).
10.2		Letter of Credit Agreement, dated as of September 14, 2007 among Flowserve B.V., as an Applicant, Flowserve Corporation, as an Applicant and as Guarantor, the Additional Applicants from time to time as a party thereto, the various Lenders from time to time as a party thereto, and ABN AMRO Bank, N.V., as Administrative Agent and an Issuing Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated September 19, 2007).
10.3		First Amendment to Letter of Credit Agreement, dated as of September 11, 2008 among Flowserve Corporation, Flowserve B.V. and other subsidiaries of the Company party thereto, ABN AMRO Bank, N.V., as Administrative Agent and an Issuing Bank, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated September 16, 2008).
10.4		Second Amendment to Letter of Credit Agreement, dated as of September 9, 2009 among Flowserve Corporation, Flowserve B.V. and other subsidiaries of the Company party thereto, ABN AMRO Bank, N.V., as Administrative Agent and an Issuing Bank, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 11, 2009).
10.5		Letter of Credit Agreement, dated October 30, 2009, among Flowserve Corporation, Flowserve B.V. and other subsidiaries of the Company party thereto, Calyon, as Mandated Lead Arranger, Administrative Agent and an Issuing Bank, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 5, 2009).
10.6		Amended and Restated Flowserve Corporation Director Cash Deferral Plan, effective January 1, 2009 (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).*
10.7		Amended and Restated Flowserve Corporation Director Stock Deferral Plan, dated effective January 1, 2009 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).*
10	.8+	Trust for Non-Qualified Deferred Compensation Benefit Plans, dated February 10, 2011
10.9		2007 Flowserve Corporation Long-Term Stock Incentive Plan, as amended and restated effective January 1, 2010 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).*
10.10		2007 Flowserve Corporation Annual Incentive Plan, as amended and restated effective January 1, 2010 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).*
10.11		Flowserve Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).*
10.12		Amendment No. 1 to the Flowserve Corporation Deferred Compensation Plan, as amended and restated, effective June 1, 2000 (incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).*
10.13		Amendment to the Flowserve Corporation Deferred Compensation Plan, dated December 14, 2005 (incorporated by reference to Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).*
10.14		Amendment No. 3 to the Flowserve Corporation Deferred Compensation Plan, as amended and restated effective June 1, 2000 (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).*

Exhibit
No.		Description

10.15		Flowserve Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit A to the Registrant’s 1999 Proxy Statement, filed on March 15, 1999).*
10.16		Amendment No. 1 to the Flowserve Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).*
10.17		Amendment No. 2 to the Flowserve Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).*
10.18		Amendment No. 3 to the Flowserve Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*
10.19		Flowserve Corporation Officer Severance Plan, amended and restated effective January 1, 2010 (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).*
10.20		Flowserve Corporation Executive Officer Change In Control Severance Plan, amended and restated effective November 12, 2007 (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).*
10	.21+	First Amendment to the Flowserve Corporation Executive Officer Change In Control Severance Plan, effective January 1, 2011.*
10.22		Flowserve Corporation Officer Change In Control Severance Plan, amended and restated effective November 12, 2007 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).*
10	.23+	First Amendment to the Flowserve Corporation Officer Change In Control Severance Plan, effective January 1, 2011.*
10.24		Flowserve Corporation Key Management Change In Control Severance Plan, amended and restated effective November 12, 2007 (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).*
10	.25+	First Amendment to the Flowserve Corporation Key Management Change In Control Severance Plan, effective January 1, 2011.*
10.26		Flowserve Corporation Senior Management Retirement Plan, amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).*
10.27		Flowserve Corporation Supplemental Executive Retirement Plan, amended and restated effective November 12, 2007 (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).*
10.28		Letter Agreement, dated August 31, 2009, between Mark A. Blinn and Flowserve Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 31, 2009).*
10.29		Flowserve Corporation 2004 Stock Compensation Plan, effective April 21, 2004 (incorporated by reference to Appendix A to the Registrant’s 2004 Proxy Statement, dated May 10, 2004).*
10.30		Amendment Number One to the Flowserve Corporation 2004 Stock Compensation Plan, effective March 6, 2008 (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*
10.31		Amendment Number Two to the Flowserve Corporation 2004 Stock Compensation Plan, effective March 7, 2008 (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*
10.32		Form of Incentive Stock Option Agreement pursuant to the Flowserve Corporation 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).*
10.33		Form of Non-Qualified Stock Option Agreement pursuant to the Flowserve Corporation 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).*

Exhibit
No.		Description

10.34		Form of Incentive Stock Option Agreement for certain officers pursuant to the Flowserve Corporation 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, dated March 9, 2006).*
10.35		Form A of Performance Restricted Stock Unit Agreement pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*
10.36		Form B of Performance Restricted Stock Unit Agreement pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*
10.37		Amendment Number One to the Form A and Form B Performance Restricted Stock Unit Agreements pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan, dated March 27, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*
10.38		Form A of Restricted Stock Unit Agreement pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*
10.39		Form B of Restricted Stock Unit Agreement pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*
10.40		Form A of Restricted Stock Agreement pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*
10.41		Form B of Restricted Stock Agreement pursuant to Flowserve Corporation’s 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*
10.42		Flowserve Corporation Equity and Incentive Compensation Plan (incorporated by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A dated April 3, 2009).*
10.43		Form A of Restricted Stock Agreement pursuant to the Flowserve Corporation Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).*
10.44		Form B of Restricted Stock Agreement pursuant to the Flowserve Corporation Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).*
10.45		Form A of Restricted Stock Unit Agreement pursuant to the Flowserve Corporation Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).*
10.46		Form B of Restricted Stock Unit Agreement pursuant to the Flowserve Corporation Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).*
10.47		Form A of Performance Restricted Stock Unit Agreement pursuant to the Flowserve Corporation Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).*
10.48		Form B of Performance Restricted Stock Unit Agreement pursuant to the Flowserve Corporation Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).*
10.49		Form of Restrictive Covenants Agreement for Officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated as of March 9, 2006).*
14.1		Flowserve Financial Management Code of Ethics adopted by the Flowserve Corporation principal executive officer and CEO, principal financial officer and CFO, principal accounting officer and controller, and other senior financial managers (incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
21	.1+	Subsidiaries of the Registrant.

Exhibit
No.		Description

23	.1+	Consent of PricewaterhouseCoopers LLP.
31	.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema Document
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

+	Filed herewith.

++	Furnished herewith.