Form 10-Q
period 2011-03-31
FLOWSERVE CORP
filed 2011-04-27
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ to _____ .
Commission File No. 1-13179
FLOWSERVE CORPORATION
(Exact name of registrant as specified in its charter)

New York	31-0267900

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5215 N. O’Connor Blvd., Suite 2300, Irving, Texas	75039

(Address of principal executive offices)	(Zip Code)
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
Smaller reporting company ☐
        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
        As of April 21, 2011, there were 55,828,048 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)	Three Months Ended March 31,
	2011	2010

Sales	$997,207	$958,906
Cost of sales	(649,512)	(610,596)

Gross profit	347,695	348,310
Selling, general and administrative expense	(222,639)	(211,240)
Net earnings from affiliates	5,197	5,104

Operating income	130,253	142,174
Interest expense	(8,605)	(8,995)
Interest income	489	334
Other income (expense), net	8,488	(21,533)

Earnings before income taxes	130,625	111,980
Provision for income taxes	(33,629)	(31,775)

Net earnings, including noncontrolling interests	96,996	80,205
Less: Net (earnings) loss attributable to noncontrolling interests	(14)	15

Net earnings attributable to Flowserve Corporation	$96,982	$80,220

Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$1.74	$1.44
Diluted	1.72	1.42

Cash dividends declared per share	$0.32	$0.29
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)	Three Months Ended March 31,
	2011	2010
Net earnings, including noncontrolling interests	$96,996	$80,205

Other comprehensive income (expense):
Foreign currency translation adjustments, net of tax	48,789	(37,532)
Pension and other postretirement effects, net of tax	(395)	2,919
Cash flow hedging activity, net of tax	248	555

Other comprehensive income (expense):	48,642	(34,058)

Comprehensive income, including noncontrolling interests	145,638	46,147
Comprehensive income attributable to noncontrolling interests	(436)	(39)

Comprehensive income attributable to Flowserve Corporation	$145,202	$46,108

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Amounts in thousands, except per share data)	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$288,858	$557,579
Accounts receivable, net of allowance for doubtful accounts of $20,536 and $18,632, respectively	909,342	839,566
Inventories, net	1,021,443	886,731
Deferred taxes	135,988	131,996
Prepaid expenses and other	137,589	107,872

Total current assets	2,493,220	2,523,744
Property, plant and equipment, net of accumulated depreciation of $711,090 and $682,715, respectively	586,348	581,245
Goodwill	1,027,178	1,012,530
Deferred taxes	20,610	24,343
Other intangible assets, net	147,535	147,112
Other assets, net	174,643	170,936

Total assets	$4,449,534	$4,459,910

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$461,967	$571,021
Accrued liabilities	789,043	817,837
Debt due within one year	54,277	51,481
Deferred taxes	18,608	16,036

Total current liabilities	1,323,895	1,456,375
Long-term debt due after one year	470,857	476,230
Retirement obligations and other liabilities	426,928	414,272
Shareholders’ equity:
Common shares, $1.25 par value	73,664	73,664
Shares authorized – 120,000
Shares issued – 58,931 and 58,931, respectively
Capital in excess of par value	598,275	613,861
Retained earnings	1,927,584	1,848,680

	2,599,523	2,536,205
Treasury shares, at cost – 3,683 and 3,872 shares, respectively	(289,158)	(292,210)
Deferred compensation obligation	9,328	9,533
Accumulated other comprehensive loss	(102,286)	(150,506)

Total Flowserve Corporation shareholders’ equity	2,217,407	2,103,022
Noncontrolling interest	10,447	10,011

Total equity	2,227,854	2,113,033

Total liabilities and equity	$4,449,534	$4,459,910

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)	Three Months Ended March 31,
	2011	2010

Cash flows – Operating activities:
Net earnings, including noncontrolling interests	$96,996	$80,205
Adjustments to reconcile net earnings to net cash used by operating activities:
Depreciation	21,807	21,286
Amortization of intangible and other assets	3,320	2,425
Amortization of deferred loan costs	723	915
Net gain on disposition of assets	(493)	(121)
Excess tax benefits from stock-based compensation arrangements	(4,987)	(9,860)
Stock-based compensation	8,610	8,298
Net earnings from affiliates, net of dividends received	(839)	(5,104)
Change in assets and liabilities:
Accounts receivable, net	(43,753)	(46,542)
Inventories, net	(106,686)	(23,254)
Prepaid expenses and other	(38,087)	(25,646)
Other assets, net	(2,822)	1,817
Accounts payable	(125,280)	(84,305)
Accrued liabilities and income taxes payable	(48,490)	(88,466)
Retirement obligations and other liabilities	8,394	11,282
Net deferred taxes	3,400	8,111

Net cash flows used by operating activities	(228,187)	(148,959)

Cash flows – Investing activities:
Capital expenditures	(23,501)	(14,933)
Proceeds from disposal of assets	2,773	2,890
Affiliate investing activity, net	-	5,073

Net cash flows used by investing activities	(20,728)	(6,970)

Cash flows – Financing activities:
Excess tax benefits from stock-based compensation arrangements	4,987	9,860
Payments on long-term debt	(6,250)	(1,420)
Borrowings under other financing arrangements	3,460	775
Repurchase of common shares	(13,819)	(11,989)
Payments of dividends	(16,132)	(15,017)
Proceeds from stock option activity	223	4,612

Net cash flows used by financing activities	(27,531)	(13,179)
Effect of exchange rate changes on cash	7,725	(16,856)

Net change in cash and cash equivalents	(268,721)	(185,964)
Cash and cash equivalents at beginning of year	557,579	654,320

Cash and cash equivalents at end of period	$288,858	$468,356

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Accounting Policies
Basis of Presentation
        The accompanying condensed consolidated balance sheet as of March 31, 2011, the related condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2011 and 2010, and the condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010, of Flowserve Corporation, are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements have been made.
        The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (“Quarterly Report”) are presented as permitted by Regulation S-X and do not contain certain information included in our annual consolidated financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Annual Report”).
        Recent Events in North Africa, Middle East and Japan – We experienced limited shipment delays in the first quarter of 2011 resulting from the recent developing political and economic conditions in North Africa. We estimate the unfavorable impact on operating income of these shipment delays was $2.5 million in the first quarter of 2011, with EPD and IPD impacted $1.8 million and $0.7 million, respectively. We are closely monitoring the conditions in the Middle East and North Africa and, while there are many potential outcomes in each individual country, based on current facts and circumstances as we understand them, we anticipate that the delayed shipments should be released throughout the remainder of the year. The preponderance of our physical assets in the region are located in the Kingdom of Saudi Arabia and the United Arab Emirates and have, to date, not been affected by the unrest elsewhere in the region. Additionally, although our organization and assets were not directly affected by the earthquake and tsunami in Japan, we continue to assess the conditions and potential adverse impacts, in particular as they relate to our customers and suppliers in the impacted geographical regions, as well as potential regulatory impacts to the overall civilian nuclear market. We did not experience any significant adverse impacts due to shipment delays, collection issues or supply chain disruptions during the first quarter of 2011.
        Venezuela – As previously disclosed in our 2009 and 2010 Annual Reports, effective January 11, 2010, the Venezuelan government devalued its currency (Bolivar) and moved to a two-tier exchange structure. The official exchange rate moved from 2.15 to 4.30 Bolivars to the United States (“U.S.”) dollar for non-essential items and to 2.60 Bolivars to the U.S. dollar for essential items. Additionally, effective January 1, 2010, Venezuela was designated as hyperinflationary, and as a result, we began to use the U.S. dollar as our functional currency in Venezuela. On December 30, 2010, the Venezuelan government announced its intention to eliminate the favorable essential items rate effective January 1, 2011. Our operations in Venezuela generally consist of a service center that both imports equipment and parts from certain of our other locations for resale to third parties within Venezuela and performs service and repair activities. Our Venezuelan subsidiary’s sales for the three months ended March 31, 2011 and 2010 and total assets at March 31, 2011 and 2010 represented approximately 1% or less of our consolidated sales and total assets for the same periods.
        Although approvals by Venezuela’s Commission for the Administration of Foreign Exchange have slowed, we have historically been able to remit dividends and other payments at the official rate, and we currently anticipate doing so in the future. Accordingly, we used the official rate of 4.30 Bolivars to the U.S. dollar for re-measurement of our Venezuelan financial statements into U.S. dollars for all periods presented. As a result of the currency devaluation, we recognized a loss of $12.4 million in the first quarter of 2010. The loss was reported in other income (expense), net in our condensed consolidated statement of income and resulted in no tax benefit. In addition, as a result of settling certain U.S. dollar denominated liabilities relating to essential import items at the 2.60 Bolivars to the U.S. dollar exchange rate, we realized $3.5 million of foreign currency exchange gains during the first quarter of 2010 in other income (expense), net in our condensed consolidated statement of income that resulted in no tax expense. The elimination of the favorable essential items rate, effective January 1, 2011, had no impact on our consolidated financial position or results of operations for the three months ended March 31, 2011. The settlement of certain U.S. dollar denominated liabilities relating to essential import items no longer results in foreign exchange gains in other income (expense), net in our condensed consolidated statement of income.
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
Accounting Policies
        Effective January 1, 2011, we adopted Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Accounting Standards Codification (“ASC”) 605): Multiple-Deliverable Revenue Arrangements — a consensus of the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force,” which resulted in expanded disclosure requirements regarding our revenue recognition policy (see “Revenue Recognition” below). Our adoption of ASU No. 2009-13, effective January 1, 2011, had no impact on our consolidated financial condition or results of operations. Except for the incremental revenue recognition policy disclosure included below, significant accounting policies, for which no other significant changes have occurred in the three months ended March 31, 2011, are detailed in Note 1 to our consolidated financial statements included in our 2010 Annual Report.
Revenue Recognition
        Revenues for product sales are recognized when the risks and rewards of ownership are transferred to the customers, which is typically based on the contractual delivery terms agreed to with the customer and fulfillment of all but inconsequential or perfunctory actions. In addition, our policy requires persuasive evidence of an arrangement, a fixed or determinable sales price and reasonable assurance of collectability. We defer the recognition of revenue when advance payments are received from customers before performance obligations have been completed and/or services have been performed. Freight charges billed to customers are included in sales and the related shipping costs are included in cost of sales in our condensed consolidated statements of income. Our contracts typically include cancellation provisions that require customers to reimburse us for costs incurred up to the date of cancellation, as well as any contractual cancellation penalties.
        We enter into certain contracts with multiple deliverables that may include any combination of designing, developing, manufacturing, modifying, installing and commissioning of flow control equipment and providing services related to the performance of such products. Delivery of these products and services typically occurs within a one to two-year period, although many arrangements, such as “book and ship” type orders, have a shorter timeframe for delivery. We aggregate or separate deliverables into units of accounting based on whether the deliverable(s) have stand-alone value to the customer and when no general right of return exists. Contract value is allocated ratably to the units of accounting in the arrangement based on their relative selling prices determined as if the deliverables were sold separately.
        Revenues for long-term contracts, including separate units of accounting from multiple-deliverable contracts, that exceed certain internal thresholds regarding the size, complexity and duration of the project and provide for the receipt of progress billings from the customer are recorded on the percentage of completion method with progress measured on a cost-to-cost basis. Percentage of completion revenue represented approximately 9% of our consolidated sales for the three months ended March 31, 2011 and 2010.
        Revenue on service and repair contracts is recognized after services have been agreed to by the customer and rendered. Revenues generated under fixed fee service and repair contracts are recognized on a ratable basis over the term of the contract. These contracts can range in duration, but generally extend for up to five years. Revenue on fixed fee service contracts represented less than 1% of our consolidated sales for the three months ended March 31, 2011 and 2010.
        In certain instances, we provide guaranteed completion dates under the terms of our contracts. Failure to meet contractual delivery dates can result in late delivery penalties or non-recoverable costs. In instances where the payment of such costs are deemed to be probable, we perform a project profitability analysis accounting for such costs as a reduction of realizable revenues, which could potentially cause estimated total project costs to exceed projected total revenues realized from the project. In such instances, we would record reserves to cover such excesses in the period they are determined. In circumstances where the total projected reduced revenues still exceed total projected costs, the incurrence of unrealized incentive fees or non-recoverable costs generally reduces profitability of the project at the time of subsequent revenue recognition. Our reported results would change if different estimates were used for contract costs or if different estimates were used for contractual contingencies.
Accounting Developments
        Pronouncements Implemented
        In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (ASC 820): Improving Disclosures about Fair Value Measurements,” which requires additional disclosures on transfers in and out of Level I and Level II and on activity for Level III fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures of Level III activity, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Our adoption of the Level I and II disclosure guidance, effective January 1, 2010, and Level III disclosure guidance, effective January 1, 2011, did not have a material impact on our consolidated financial condition or results of operations.
        In September 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (ASC 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force,” which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and requires expanded revenue recognition policy disclosures. This amendment addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. As noted above, our adoption of ASU No. 2009-13, effective January 1, 2011, had no impact on our consolidated financial condition or results of operations.
        In December 2010, the FASB issued ASU No. 2010-28, “Intangibles — Goodwill and Other (ASC 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts — a consensus of the FASB Emerging Issues Task Force,” which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This amendment requires an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists and to consider whether there are any adverse qualitative factors indicating that an impairment may exist. Our adoption of ASU No. 2010-28, effective January 1, 2011, had no impact on our consolidated financial condition or results of operations.
        In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations (ASC 805): Disclosure of Supplementary Pro Forma Information for Business Combinations — a consensus of the FASB Emerging Issues Task Force,” which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This amendment also expands the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. Our adoption of ASU No. 2010-29, effective January 1, 2011, had no material impact on our consolidated financial condition or results of operations.
        Pronouncements Not Yet Implemented
        There have been no pronouncements that have been issued but not yet implemented that we believe will have a material impact on our consolidated financial condition or results of operations.
2. Acquisition
Valbart Srl
        As discussed in Note 2 to our consolidated financial statements included in our 2010 Annual Report, effective July 16, 2010, we acquired for inclusion in FCD, Valbart Srl (“Valbart”), a privately-owned Italian valve manufacturer, for $199.4 million, which included $33.8 million of existing Valbart net debt (third party debt less cash on hand) that was repaid at closing. Valbart manufactures trunnion-mounted ball valves used primarily in upstream and midstream oil and gas applications, and its acquisition is intended to improve our ability to provide a more complete valve portfolio to oil and gas projects. Valbart generated approximately €81 million ($104 million, at then-current exchange rates) in sales (unaudited) during its fiscal year ended May 31, 2010. No pro forma information was provided due to immateriality.
3. Stock-Based Compensation Plans
        We established the Flowserve Corporation Equity and Incentive Compensation Plan (the “2010 Plan”), effective January 1, 2010. This shareholder-approved plan authorizes the issuance of up to 2,900,000 shares of our common stock in the form of restricted shares, restricted share units and performance-based units (collectively referred to as “Restricted Shares”), incentive stock options, non-statutory stock options, stock appreciation rights and bonus stock. Of the 2,900,000 shares of common stock authorized under the 2010 Plan, 2,428,423 remain available for issuance as of March, 31, 2011. In addition to the 2010 Plan, we also maintain the Flowserve Corporation 2004 Stock Compensation Plan (the “2004 Plan”), which was established on April 21, 2004. The 2004 Plan authorizes the issuance of up to 3,500,000 shares of common stock through grants of Restricted Shares, stock options and other equity-based awards. Of the 3,500,000 shares of common stock authorized under the 2004 Plan, 469,309 remain available for issuance as of March 31, 2011. We recorded stock-based compensation expense of $5.8 million ($8.6 million pre-tax) and $5.6 million ($8.3 million pre-tax) for the three months ended March 31, 2011 and 2010, respectively.

        Stock Options – Information related to stock options issued to officers, other employees and directors under all plans described in Note 5 to our consolidated financial statements included in our 2010 Annual Report is presented in the following table:

	Three Months Ended March 31, 2011
		Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Life (in years)	Value (in millions)
Number of shares under option:
Outstanding - January 1, 2011	68,071	$40.48
Exercised	(11,875)	34.59

Outstanding - March 31, 2011	56,196	$41.72	4.3	$4.9

Exercisable - March 31, 2011	56,196	$41.72	4.3	$4.9

        No options were granted during the three months ended March 31, 2011 or 2010. No stock options vested during the three months ended March 31, 2011 or 2010. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model.
        As of March 31, 2011, we had no unrecognized compensation cost related to outstanding stock option awards. The total intrinsic value of stock options exercised during the three months ended March 31, 2011 and 2010 was $1.1 million and $6.0 million, respectively.
        Restricted Shares – Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted shares. We had unearned compensation of $49.6 million and $31.6 million at March 31, 2011 and December 31, 2010, respectively, which is expected to be recognized over a weighted-average period of approximately two years. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested during the three months ended March 31, 2011 and 2010 was $33.6 million and $29.8 million, respectively.
        The following table summarizes information regarding Restricted Shares:

	Three Months Ended March 31, 2011
		Weighted Average
		Grant-Date Fair
	Shares	Value
Number of unvested Restricted Shares:
Outstanding - January 1, 2011	1,259,377	$77.05
Granted	206,017	131.04
Vested	(381,442)	88.07
Cancelled	(10,523)	81.49

Outstanding - March 31, 2011	1,073,429	$83.45

        Unvested Restricted Shares outstanding as of March 31, 2011, includes 440,000 units with performance-based vesting provisions. Performance-based units are issuable in common stock and vest upon the achievement of pre-defined performance targets, primarily based on our average annual return on net assets over a three-year period as compared with the same measure for a defined peer group for the same period. Most units were granted in three annual grants since January 1, 2009 and have a vesting percentage between 0% and 200% depending on the achievement of the specific performance targets. Compensation expense is recognized ratably over a cliff vesting period of 36 months, based on the fair market value of our common stock on the date of grant, as adjusted for anticipated forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets. Vesting provisions range from 0 to 855,000 shares based on performance targets. As of March 31, 2011, we estimate vesting of approximately 756,000 shares based on expected achievement of performance targets.
4. Derivative Instruments and Hedges
        Our risk management and derivatives policy specifies the conditions under which we may enter into derivative contracts. See Notes 1 and 6 to our consolidated financial statements included in our 2010 Annual Report and Note 7 of this Quarterly Report for additional information on our purpose for entering into derivatives not designated as hedging instruments and our overall risk management strategies. We enter into forward exchange contracts to hedge our cash flow risks associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction. At March 31, 2011 and

December 31, 2010, we had $384.6 million and $358.5 million, respectively, of notional amount in outstanding forward exchange contracts with third parties. At March 31, 2011, the length of forward exchange contracts currently in place ranged from 8 days to 28 months. Also as part of our risk management program, we enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. At March 31, 2011 and December 31, 2010, we had $345.0 million and $350.0 million of notional amount in outstanding interest rate swaps with third parties. All interest rate swaps are highly effective. At March 31, 2011, the maximum remaining length of any interest rate swap contract in place was approximately 36 months.
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
        The fair value of forward exchange contracts not designated as hedging instruments are summarized below:

	March 31,	December 31,
(Amounts in thousands)	2011	2010
Current derivative assets	$8,607	$4,397
Noncurrent derivative assets	1,170	50
Current derivative liabilities	3,367	2,949
Noncurrent derivative liabilities	39	473
        The fair value of interest rate swaps in cash flow hedging relationships are summarized below:

	March 31,	December 31,
(Amounts in thousands)	2011	2010
Current derivative assets	$7	$-
Noncurrent derivative assets	1,293	608
Current derivative liabilities	1,436	1,232
Noncurrent derivative liabilities	105	3
        Current and noncurrent derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our condensed consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
        The impact of net changes in the fair values of forward exchange contracts not designated as hedging instruments are summarized below:

	Three Months Ended March 31,
(Amounts in thousands)	2011	2010
Gain (loss) recognized in income	$5,575	$(10,032)
        The impact of net changes in the fair values of interest rate swaps in cash flow hedging relationships are summarized below:

	Three Months Ended March 31,
(Amounts in thousands)	2011	2010
Loss reclassified from accumulated other comprehensive income into income for settlements, net of tax	$(412)	$(1,395)
Loss recognized in other comprehensive income, net of tax	(164)	(840)
        Gains and losses recognized in our condensed consolidated statements of income for forward exchange contracts and interest rate swaps are classified as other income (expense), net, and interest expense, respectively.

5. Debt
        Debt, including capital lease obligations, consisted of:

	March 31,	December 31,
(Amounts in thousands)	2011	2010
Term Loan, interest rate of 2.31% and 2.30% at March 31, 2011 and December 31, 2010, respectively	$493,750	$500,000
Capital lease obligations and other borrowings	31,384	27,711

Debt and capital lease obligations	525,134	527,711
Less amounts due within one year	54,277	51,481

Total debt due after one year	$470,857	$476,230

Credit Facilities
        Our credit facilities are comprised of a $500.0 million term loan facility with a maturity date of December 14, 2015 and a $500.0 million revolving credit facility with a maturity date of December 14, 2015 (collectively referred to as the “Credit Facilities”). The revolving credit facility includes a $300.0 million sublimit for the issuance of letters of credit. Subject to certain conditions, we have the right to increase the amount of the revolving credit facility by an aggregate amount not to exceed $200.0 million. We had outstanding letters of credit of $134.0 million and $133.9 million at March 31, 2011 and December 31, 2010, respectively, which reduced our borrowing capacity to $366.0 million and $366.1 million, respectively.
        Borrowings under our Credit Facilities, other than in respect of swingline loans, bear interest at a rate equal to, at our option, either (1) London Interbank Offered Rate (“LIBOR”) plus 1.75% - 2.50%, as applicable, depending on our consolidated leverage ratio (2) the base rate (which is based on greater of the prime rate most recently announced by the administrative agent under our New Credit Facilities or the Federal Funds rate plus 0.50% or (3) a daily rate equal to the one month LIBOR plus 1.0% plus, as applicable, an applicable margin of 0.75% - 1.50% determined by reference to the ratio of our total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”). The applicable interest rate as of March 31, 2011 was 2.31% for borrowings under our Credit Facilities. In connection with our Credit Facilities, we have entered into $345.0 million of notional amount of interest rate swaps at March 31, 2011 to hedge exposure to floating interest rates.
        We may prepay loans under our Credit Facilities in whole or in part, without premium or penalty, at any time. During the three months ended March 31, 2011, we made scheduled repayments under our Credit Facilities of $6.3 million. We have scheduled repayments of $6.3 million due in the each of the next four quarters.
        European Letter of Credit Facilities – On October 30, 2009, we entered into a new 364-day unsecured European Letter of Credit Facility (“New European LOC Facility”) with an initial commitment of €125.0 million. The New European LOC Facility is renewable annually and is used for contingent obligations in respect of surety and performance bonds, bank guarantees and similar obligations with maturities up to five years. We renewed the New European LOC Facility in October 2010 consistent with its terms for an additional 364-day period. We pay fees of 1.35% and 0.40% for utilized and unutilized capacity, respectively, under our New European LOC Facility. We had outstanding letters of credit drawn on the New European LOC Facility of €59.5 million ($84.3 million) and €55.7 million ($74.5 million) as of March 31, 2011 and December 31, 2010, respectively.
        Our ability to issue additional letters of credit under our previous European Letter of Credit Facility (“Old European LOC Facility”), which had a commitment of €110.0 million, expired November 9, 2009. We paid annual and fronting fees of 0.875% and 0.10%, respectively, for letters of credit written against the Old European LOC Facility. We had outstanding letters of credit written against the Old European LOC Facility of €25.6 million ($36.3 million) and €33.3 million ($44.5 million) as of March 31, 2011 and December 31, 2010, respectively.
        Certain banks are parties to both facilities and are managing their exposures on an aggregated basis. As such, the commitment under the New European LOC Facility is reduced by the face amount of existing letters of credit written against the Old European LOC Facility prior to its expiration. These existing letters of credit will remain outstanding, and accordingly offset the €125.0 million capacity of the New European LOC Facility until their maturity, which, as of March 31, 2011, was approximately one year for the majority of the outstanding existing letters of credit. After consideration of outstanding commitments under both facilities, the available capacity under the New European LOC Facility was €107.6 million as of March 31, 2011, of which €59.5 million has been drawn.

6. Realignment Programs
        Beginning in 2009, we initiated realignment programs to reduce and optimize certain non-strategic manufacturing facilities and our overall cost structure by improving our operating efficiency, reducing redundancies, maximizing global consistency and driving improved financial performance and expand our efforts to optimize assets, respond to reduced orders and drive an enhanced customer-facing organization (“Realignment Programs”). We currently expect total Realignment Program charges will be approximately $90 million for approved plans, of which $87.2 million has been incurred through March 31, 2011. Total expected realignment charges represent management’s best estimate to date for approved plans. As the execution of certain initiatives are still in process, the amount and nature of actual realignment charges incurred could vary from total expected charges.
        The Realignment Programs consist of both restructuring and non-restructuring charges. Restructuring charges represent costs associated with the relocation of certain business activities, outsourcing of some business activities and facility closures. Non-restructuring charges are costs incurred to improve operating efficiency and reduce redundancies and primarily represent employee severance. Expenses are reported in Cost of Sales (“COS”) or Selling, General & Administrative Expense (“SG&A”), as applicable, in our condensed consolidated statements of income.
        Charges related to our Realignment Programs were $0.8 million and $0.5 million for the three months ended March 31, 2011 and March 31, 2010, respectively. Charges are presented net of adjustments relating to changes in estimates of previously recorded amounts. Net adjustments recorded during the three months ended March 31, 2011 and March 31, 2010 were $1.3 million and $1.4 million, respectively. Due to immateriality, we have not presented detail of types of charges or charges by reportable segment. The restructuring reserve was $3.6 million and $7.1 million at March 31, 2011 and December 31, 2010, respectively. As there was no significant activity related to the restructuring reserve during the three months ended March 31, 2011, we have not presented detail of the activity.
7. Fair Value
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
8. Inventories
        Certain reclassifications have been made to prior period information to conform to current year presentation.
        Inventories, net consisted of the following:

	March 31,	December 31,
(Amounts in thousands)	2011	2010
Raw materials	$302,402	$265,742
Work in process	726,918	688,710
Finished goods	312,564	306,083
Less: Progress billings	(249,615)	(305,541)
Less: Excess and obsolete reserve	(70,826)	(68,263)

Inventories, net	$1,021,443	$886,731

9. Equity Method Investments
        As of March 31, 2011, we had investments in eight joint ventures (one located in each of Japan, Saudi Arabia, South Korea, and the United Arab Emirates and two located in each of China and India) that were accounted for using the equity method. Summarized below is combined income statement information, based on the most recent financial information (unaudited), for those investments:

	Three Months Ended March 31,
(Amounts in thousands)	2011	2010
Revenues	$79,231	$61,364
Gross profit	27,716	22,635
Income before provision for income taxes	19,799	16,504
Provision for income taxes	(6,229)	(4,368)

Net income	$13,570	$12,136

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
10. Earnings Per Share
        The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share. Earnings per weighted average common share outstanding was calculated as follows:

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2011	2010
Net earnings of Flowserve Corporation	$96,982	$80,220
Dividends on restricted shares not expected to vest	4	4

Earnings attributable to common and participating shareholders	$96,986	$80,224

Weighted average shares:
Common stock	55,356	55,258
Participating securities	298	378

Denominator for basic earnings per common share	55,654	55,636
Effect of potentially dilutive securities	685	864

Denominator for diluted earnings per common share	56,339	56,500

Earnings per common share:
Basic	$1.74	$1.44
Diluted	1.72	1.42
        Diluted earnings per share above is based upon the weighted average number of shares as determined for basic earnings per share plus shares potentially issuable in conjunction with stock options, restricted share units and performance share units.
        For the three months ended both March 31, 2011 and 2010, we had no options to purchase common stock that were excluded from the computation of potentially dilutive securities.
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
        Our practice is to vigorously contest and resolve these claims, and we have been successful in resolving a majority of claims with little or no payment. Historically, a high percentage of resolved claims have been covered by applicable insurance or indemnities from other companies, and we believe that a substantial majority of existing claims should continue to be covered by insurance or indemnities. Accordingly, we have recorded a liability for our estimate of the most likely settlement of asserted claims and a related receivable from insurers or other companies for our estimated recovery, to the extent we believe that the amounts of recovery are probable and not otherwise in dispute. While unfavorable rulings, judgments or settlement terms regarding these claims could have a material adverse impact on our business, financial condition, results of operations and cash flows, we currently believe the likelihood is remote. In one asbestos insurance related matter, we have a claim in litigation against relevant insurers substantially in excess of the recorded receivable. If our claim is resolved more favorably than reflected in this receivable, we would benefit from a one-time gain in the amount of such excess. We are currently unable to estimate the impact, if any, of unasserted asbestos-related claims, although future claims would also be subject to existing indemnities and insurance coverage.
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
Other
        We are currently involved as a potentially responsible party at five former public waste disposal sites in various stages of evaluation or remediation. The projected cost of remediation at these sites, as well as our alleged “fair share” allocation, will remain uncertain until all studies have been completed and the parties have either negotiated an amicable resolution or the matter has been judicially resolved. At each site, there are many other parties who have similarly been identified. Many of the other parties identified are financially strong and solvent companies that appear able to pay their share of the remediation costs. Based on our information about the waste disposal practices at these sites and the environmental regulatory process in general, we believe that it is likely that ultimate remediation liability costs for each site will be apportioned among all liable parties, including site owners and waste transporters, according to the volumes and/or toxicity of the wastes shown to have been disposed of at the sites. We believe that our exposure for existing disposal sites will not be material.

        We are also a defendant in a number of other lawsuits, including product liability claims, that are insured, subject to the applicable deductibles, arising in the ordinary course of business, and we are also involved in other uninsured routine litigation incidental to our business. We currently believe none of such litigation, either individually or in the aggregate, is material to our business, operations or overall financial condition. However, litigation is inherently unpredictable, and resolutions or dispositions of claims or lawsuits by settlement or otherwise could have an adverse impact on our financial position, results of operations or cash flows for the reporting period in which any such resolution or disposition occurs.
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
12. Retirement and Postretirement Benefits
        Components of the net periodic cost for retirement and postretirement benefits for the three months ended March 31, 2011 and 2010 were as follows:

	U.S.		Non-U.S.		Postretirement
(Amounts in millions)	Defined Benefit Plans		Defined Benefit Plans		Medical Benefits
	2011	2010	2011	2010	2011	2010
Service cost	$5.3	$5.1	$1.2	$1.2	$-	$-
Interest cost	4.3	4.5	3.3	3.3	0.4	0.5
Expected return on plan assets	(5.5)	(6.0)	(2.0)	(1.9)	-	-
Amortization of unrecognized net loss (gain)	2.7	2.5	0.5	0.6	(0.4)	(0.5)
Amortization of prior service benefit	(0.3)	(0.3)	-	-	(0.4)	(0.5)

Net periodic cost (benefit) recognized	$6.5	$5.8	$3.0	$3.2	$(0.4)	$(0.5)

        See additional discussion of our retirement and postretirement benefits in Note 12 to our condensed consolidated financial statements included in our 2010 Annual Report.
13. Shareholders’ Equity
        On February 21, 2011, our Board of Directors authorized an increase in the payment of quarterly dividends on our common stock from $0.29 per share to $0.32 per share, effective for the first quarter of 2011. On February 22, 2010, our Board of Directors authorized an increase in our quarterly cash dividend from $0.27 per share to $0.29 per share, effective for the first quarter of 2010. Generally, our dividend date-of-record is in the last month of the quarter, and the dividend is paid the following month.
        On February 26, 2008, our Board of Directors authorized a program to repurchase up to $300.0 million of our outstanding common stock over an unspecified time period, and the program commenced in the second quarter of 2008. We repurchased 112,500 shares for $13.8 million and 112,500 shares for $12.0 million during the three months ended March 31, 2011 and 2010, respectively. To date, we have repurchased a total of 2,848,100 shares for $265.7 million under this program.
14. Income Taxes
        For the three months ended March 31, 2011, we earned $130.6 million before taxes and provided for income taxes of $33.6 million, resulting in an effective tax rate of 25.7%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended March 31, 2011 primarily due to the net impact of foreign operations and the lapse of the statute of limitations in certain jurisdictions.
        For the three months ended March 31, 2010, we earned $112.0 million before taxes and provided for income taxes of $31.8 million, resulting in an effective tax rate of 28.4%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended March 31, 2010 primarily due to the net impact of foreign operations.
        As of March 31, 2011, the amount of unrecognized tax benefits has increased by $1.2 million from December 31, 2010, due to the net impacts of currency translation adjustments, expiration of statutes and audit settlements. With limited exception, we are no longer subject to U.S. federal, state and local income tax audits for years through 2006 or non-U.S. income tax audits for years through 2003. We are currently under examination for various years in Austria, Germany, India, Singapore, the U.S. and Venezuela.

        It is reasonably possible that within the next 12 months the effective tax rate will be impacted by the resolution of some or all of the matters audited by various taxing authorities. It is also reasonably possible that we will have the statute of limitations close in various taxing jurisdictions within the next 12 months. As such, we estimate we could record a reduction in our tax expense of between $5.5 million and $18.0 million within the next 12 months.
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
        We conduct our operations through three business segments based on type of product and how we manage the business:
•	Flow Solutions Group (“FSG”) Engineered Product Division (“EPD”) for long lead-time, engineered pumps and pump systems, mechanical seals, auxiliary systems and replacement parts and related services;
•	FSG Industrial Product Division (“IPD”) for pre-configured pumps and pump systems and related products and services; and
•	FCD for engineered and industrial valves, control valves, actuators and controls and related services.
        The President of FSG reports directly to the Chief Executive Officer (“CEO”) and the FSG Vice President – Finance reports directly to our Chief Accounting Officer (“CAO”). The structure of FSG consists of two reportable operating segments: EPD and IPD. FCD has a President, who reports directly to our CEO, and a Vice President – Finance, who reports directly to our CAO. For decision-making purposes, our CEO and other members of senior executive management use financial information generated and reported at the reportable segment level. Our corporate headquarters does not constitute a separate division or business segment.
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
        The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:
Three Months Ended March 31, 2011

				Subtotal –	Eliminations
	Flow Solutions Group			Reportable	and All	Consolidated
(Amounts in thousands)	EPD	IPD	FCD	Segments	Other	Total
Sales to external customers	$499,760	$160,912	$336,535	$997,207	$-	$997,207
Intersegment sales	24,011	15,413	1,062	40,486	(40,486)	-
Segment operating income	91,756	13,076	47,534	152,366	(22,113)	130,253
Three Months Ended March 31, 2010

				Subtotal –	Eliminations
	Flow Solutions Group			Reportable	and All	Consolidated
(Amounts in thousands)	EPD	IPD	FCD	Segments	Other	Total
Sales to external customers	$517,095	$187,072	$254,739	$958,906	$-	$958,906
Intersegment sales	14,731	9,063	1,323	25,117	(25,117)	-
Segment operating income	102,370	20,968	40,075	163,413	(21,239)	142,174

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
        The following discussion and analysis of our condensed consolidated financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements, and notes thereto, and the other financial data included elsewhere in this Quarterly Report. The following discussion should also be read in conjunction with our audited consolidated financial statements, and notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) included in our 2010 Annual Report.
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
        Our business model is significantly influenced by the capital spending of global infrastructure industries for the placement of new products into service and aftermarket services for existing operations. The worldwide installed base of our products is an important source of aftermarket revenue, where products are expected to ensure the maximum operating time of many key industrial processes. Over the past several years, we have significantly invested in our aftermarket strategy to provide local support to maximize our customers’ investment in our offerings, as well as to provide business stability during various economic periods. The aftermarket business, which is served by more than 160 of our QRCs located around the globe, provides a variety of service offerings for our customers including spare parts, service solutions, product life cycle solutions and other value-added services, and is generally a higher margin business and a key component of our profitable growth.
        Our operations are conducted through three business segments that are referenced throughout this MD&A:
•	Flow Solutions Group (“FSG”) Engineered Product Division (“EPD”) for long lead time, engineered pumps and pump systems, mechanical seals, auxiliary systems and replacement parts and related services;
•	FSG Industrial Product Division (“IPD”) for pre-configured pumps and pump systems and related products and services; and
•	Flow Control Division (“FCD”) for engineered and industrial valves, control valves, actuators and controls and related services.
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

        In the first quarter of 2011, we experienced improved market conditions as the effects from the global recession continued to stabilize. The oil and gas industry experienced improved conditions, as the developing regions’ economic growth plans rekindled projections of demand growth for oil and natural gas. The developing regions also experienced increased chemical processing investment. In the mature regions, the oil and gas and chemical industries experienced a moderate level of investment. Pipeline and refining investments were driven by infrastructure expansion plans in growing regions. Overcapacity in oil refining in some geographies affected capital investments. The water management industry displayed stability in its spending levels, as investments in this market tend to persist in varying economic conditions.
        During the first quarter of 2011, we continued to experience favorable conditions in our aftermarket business driven by our customers’ need to maintain continuing operations across several industries and the expansion of our aftermarket capabilities provided through our new integrated solutions offerings. Our pursuit of major capital projects globally and investing in our ability to serve the customer in a local manner remain key components of our long-term growth strategy, as well as to provide stability during various economic periods. We believe that our commitment to localize service support capabilities close to our customers’ operations through our QRC network has provided us with the opportunity to grow our market share in the aftermarket portion of our business.
        With overall demand and the need to replace aging infrastructure, we believe that with our customer relationships, our global presence and our highly regarded technical capabilities, we will continue to have opportunities in our core industries; however, we face challenges affecting many companies in our industry with a significant multinational presence, such as economic, political, currency and other risks.
        We experienced limited shipment delays in the first quarter of 2011 resulting from the recent developing political and economic conditions in North Africa. We estimate the unfavorable impact on operating income of these shipment delays was $2.5 million in the first quarter of 2011, with EPD and IPD impacted $1.8 million and $0.7 million, respectively. We are closely monitoring the conditions in the Middle East and North Africa and, while there are many potential outcomes in each individual country, based on current facts and circumstances as we understand them, we anticipate that the delayed shipments should be released throughout the remainder of the year. The preponderance of our physical assets in the region are located in the Kingdom of Saudi Arabia and the United Arab Emirates and have, to date, not been affected by the unrest elsewhere in the region. Additionally, although our organization and assets were not directly affected by the earthquake and tsunami in Japan, we continue to assess the conditions and potential adverse impacts, in particular as they relate to our customers and suppliers in the impacted geographical region, as well as potential regulatory impacts to the overall civilian nuclear market. We did not experience any significant adverse impacts due to shipment delays, collection issues or supply chain disruptions during the first quarter of 2011.
RESULTS OF OPERATIONS – Three months ended March 31, 2011 and 2010
        Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects on operations by translating current year results on a monthly basis at prior year exchange rates for the same periods.
        As discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, we acquired for inclusion in FCD, Valbart Srl (“Valbart”), a privately-owned Italian valve manufacturer, effective July 16, 2010, and Valbart’s results of operations have been consolidated since the date of acquisition. No pro forma information has been provided for the acquisition due to immateriality.
        As discussed in Note 6 to our condensed consolidated financial statements included in this Quarterly Report, beginning in 2009, we initiated Realignment Programs to reduce and optimize certain non-strategic manufacturing facilities and our overall cost structure by improving our operating efficiency, reducing redundancies, maximizing global consistency and driving improved financial performance, as well as expanding our efforts to optimize assets, responding to reduced orders and driving an enhanced customer-facing organization. To date, we have incurred charges related to our Realignment Programs of $87.2 million, including $18.3 million in 2010 and $68.1 million in 2009. We expect to incur approximately $3 million of additional charges for total expected Realignment Programs charges of approximately $90 million for approved plans. Total expected realignment charges represent management’s best estimate to date for approved plans. As the execution of certain initiatives are still in process, the amount and nature of actual realignment charges incurred could vary from total expected charges.
        The Realignment Programs consist of both restructuring and non-restructuring costs. Restructuring charges represent costs associated with the relocation of certain business activities, outsourcing of some business activities and facility closures. Non-restructuring charges are costs incurred to improve operating efficiency and reduce redundancies, which includes a reduction in headcount. Expenses are reported in Cost of Sales (“COS”) or Selling, General & Administrative Expense (“SG&A”), as applicable, in our condensed consolidated statements of income.

        Charges related to the Realignment Programs during the three months ended March 31, 2011 and 2010 were $0.8 million and $0.5 million, respectively. Charges are presented net of adjustments relating to changes in estimates of previously recorded amounts. Net adjustments recorded during the three months ended March 31, 2011 and 2010 were $1.3 million and $1.4 million, respectively.
        Based on actions under our Realignment Programs, we have realized increased savings of approximately $10 million for the three months ended March 31, 2011 as compared with the same period in 2010, and we expect to realize total savings in 2011 of approximately $115 million. Upon completion of our Realignment Programs, we expect annual run rate cost savings of approximately $120 million at current exchange rates. Approximately two-thirds of savings from the Realignment Programs were and will be realized in COS and the remainder in SG&A. Actual savings realized could vary from expected savings, which represent management’s best estimate to date.
        Generally, the aforementioned charges were or will be paid in cash, except for asset write-downs, which are non-cash charges. Asset write-down charges of $1.2 million and $0.5 million were recorded during the three months ended March 31, 2011 and 2010, respectively. The majority of remaining cash payments related to our Realignment Programs will be incurred in 2011.
Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended March 31,
(Amounts in millions)	2011	2010
Bookings	$1,162.7	$1,071.6
Sales	997.2	958.9
        We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacturing, service or support. Bookings recorded and subsequently cancelled within the year-to-date period are excluded from year-to-date bookings. Bookings for the three months ended March 31, 2011 increased by $91.1 million, or 8.5%, as compared with the same period in 2010. The increase included currency benefits of approximately $19 million. The increase was primarily attributable to increased original equipment bookings in FCD and IPD and increased aftermarket bookings in EPD, partially offset by decreased original equipment bookings in EPD. The increase was also attributable to strength in the oil and gas industry in FCD and increased bookings in the general industries in FCD and IPD, partially offset by decreased customer bookings in the power generation industry across all divisions.
        Sales for the three months ended March 31, 2011 increased by $38.3 million, or 4.0%, as compared with the same period in 2010. The increase included currency benefits of approximately $20 million. The increase was primarily attributable to increased original equipment and aftermarket sales in FCD, which was driven by all regions and included shipments of previously delayed large projects, and increased aftermarket sales in EPD, which were primarily driven by Asia Pacific and Latin America. Additionally, Valbart provided sales of $30.0 million. These increases were partially offset by decreased original equipment sales in EPD and IPD, primarily in Europe, the Middle East and Africa (“EMA”). Net sales to international customers, including export sales from the U.S., were approximately 70% of consolidated sales for the three months ended March 31, 2011, as compared with approximately 73% for the same period in 2010.
        Backlog represents the value of aggregate uncompleted customer orders. Backlog of $2,812.9 million at March 31, 2011 increased by $218.2 million, or 8.4%, as compared with December 31, 2010. Currency effects provided an increase of approximately $71 million.
Gross Profit and Gross Profit Margin

	Three Months Ended March 31,
(Amounts in millions)	2011	2010
Gross profit	$347.7	$348.3
Gross profit margin	34.9%	36.3%
        Gross profit for the three months ended March 31, 2011 decreased by $0.6 million, or 0.2%, as compared with the same period in 2010. The decrease included the effect of approximately $6 million in increased savings realized from our Realignment Programs as compared with the same period in 2010. Gross profit margin for the three months ended March 31, 2011 of 34.9% decreased from 36.3% for the same period in 2010. The decrease was primarily attributable to less favorable pricing in backlog and absorption of fixed manufacturing costs in EPD and IPD, as well as a sales mix shift toward original equipment in FCD and commodity cost increases. These decreases were partially offset by a sales mix shift towards aftermarket sales in EPD and IPD, as well increased utilization of low cost regions by FCD, impacts of increased savings resulting from our Realignment Programs and various CIP initiatives. Aftermarket sales generally carry a higher margin than original equipment sales. As a result of the sales mix shift, aftermarket sales increased to approximately 43% of total sales, as compared with approximately 39% of total sales in the same period in 2010.
Selling, General and Administrative Expense

	Three Months Ended March 31,
(Amounts in millions)	2011	2010
SG&A	$222.6	$211.2
SG&A as a percentage of sales	22.3%	22.0%
        SG&A for the three months ended March 31, 2011 increased by $11.4 million, or 5.4%, as compared with the same period in 2010. Currency effects yielded an increase of approximately $3 million. The increase included the effect of approximately $4 million in increased savings from our Realignment Programs as compared with the same period in 2010. The increase was primarily attributable to increased selling and marketing related expenses in FCD and EPD, as well as continued investment in our people and in high growth markets. These increases were partially offset by strict cost control actions and savings realized from our Realignment Programs discussed above.
Net Earnings from Affiliates

	Three Months Ended March 31,
(Amounts in millions)	2011	2010
Net earnings from affiliates	$5.2	$5.1
        Net earnings from affiliates represents our net income from investments in eight joint ventures (one located in each of Japan, Saudi Arabia, South Korea and the United Arab Emirates and two located in each of China and India) that are accounted for using the equity method of accounting. Net earnings from affiliates for the three months ended March 31, 2011 increased by $0.1 million, or 2.0%, as compared with the same period in 2010, primarily due to increased earnings of our EPD joint venture in Japan.
Operating Income and Operating Margin

	Three Months Ended March 31,
(Amounts in millions)	2011	2010
Operating income	$130.3	$142.2
Operating income as a percentage of sales	13.1%	14.8%
        Operating income for the three months ended March 31, 2011 decreased by $11.9 million, or 8.4%, as compared with the same period in 2010. The decrease included currency benefits of approximately $4 million. The overall net decrease included the effect of approximately $10 million in increased savings realized from our Realignment Programs as compared with the same period in 2010. The overall net decrease is primarily a result of the $11.4 million increase in SG&A, as well as the $0.6 million decrease in gross profit, as discussed above.
Interest Expense and Interest Income

	Three Months Ended March 31,
(Amounts in millions)	2011	2010
Interest expense	$(8.6)	$(9.0)
Interest income	0.5	0.3
        Interest expense for the three months ended March 31, 2011 decreased by $0.4 million, or 4.4% as compared with the same period in 2010. The decrease is primarily attributable to decreased interest rates and lower average debt balances. Approximately 70% of our term debt was at fixed rates at March 31, 2011, including the effects of $345.0 million of notional interest rate swaps.
        Interest income for the three months ended March 31, 2011 increased by $0.2 million, or 66.7% as compared with the same period in 2010. The increase is primarily attributable to higher average cash balances.

Other Income (Expense), Net

	Three Months Ended March 31,
(Amounts in millions)	2011	2010
Other income (expense), net	$8.5	$(21.5)
        Other income (expense), net for the three months ended March 31, 2011 increased to other income, net of $8.5 million, as compared with other expense, net of $21.5 million for the same period in 2010, primarily due to a $15.6 million increase in gains (due to a $5.6 million gain in the current period as compared with a $10.0 million loss in the prior period) on foreign exchange contracts, as well as a $14.7 million increase in gains (due to a $3.1 million gain in the current period as compared with an $11.6 million loss in the prior period) arising from transactions in currencies other than our sites’ functional currencies, which reflect the relative weakening of the U.S. dollar exchange rate versus the Euro during the three months ended March 31, 2011 as compared with the comparable period in 2010. The above mentioned increase in gains includes the impact of the $8.9 million net loss recorded in the first quarter of 2010 as a result of Venezuela’s currency devaluation and the settlement of U.S. dollar denominated liabilities at the more favorable essential items exchange rate of 2.60 Bolivars to the U.S. dollar recorded, which did not recur in 2011.
Tax Expense and Tax Rate

	Three Months Ended March 31,
(Amounts in millions)	2011	2010
Provision for income taxes	$33.6	$31.8
Effective tax rate	25.7%	28.4%
        Our effective tax rate of 25.7% for the three months ended March 31, 2011 decreased from 28.4% for the same period in 2010. The effective tax rate varied from the U.S. federal statutory rate for the three months ended March 31, 2011 primarily due to the net impact of foreign operations and the lapse of the statute of limitations in certain jurisdictions.
Other Comprehensive Income (Expense)

	Three Months Ended March 31,
(Amounts in millions)	2011	2010
Other comprehensive income (expense)	$48.6	$(34.1)
        Other comprehensive income (expense) for the three months ended March 31, 2011 increased $82.7 million, or 242.5%, to income of $48.6 million as compared with the same period in 2010, primarily reflecting the impact from the weakening of the U.S. dollar exchange rate versus certain currencies, principally the Euro, during the three months ended March 31, 2011, as compared with the same period in 2010.
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
FSG Engineered Product Division Segment Results
        Our largest business segment is EPD, through which we design, manufacture, distribute and service engineered pumps and pump systems, mechanical seals, auxiliary systems and provide related services (collectively referred to as “original equipment”). EPD includes longer lead-time, highly engineered pump products and shorter cycle engineered mechanical seals that are generally manufactured much more quickly. EPD also manufactures replacement parts and related equipment and provides a full array of replacement parts, repair and support services (collectively referred to as “aftermarket”). EPD primarily operates in the oil and gas, petrochemical and power generation industries. EPD operates in 39 countries with 26 manufacturing facilities worldwide, nine of which are located in Europe, nine in North America, four in Asia and four in Latin America, and it has 117 service centers, including those co-located in manufacturing facilities.

	Three Months Ended March 31,

(Amounts in millions)	2011	2010
Bookings	$602.7	$592.4
Sales	523.8	531.8
Gross profit	188.2	196.7
Gross profit margin	35.9%	37.0%
Segment operating income	91.8	102.4
Segment operating income as a percentage of sales	17.5%	19.2%
        Bookings for the three months ended March 31, 2011 increased by $10.3 million, or 1.7%, as compared with the same period in 2010. The increase included currency benefits of approximately $12 million. Customer bookings in Latin America and Asia Pacific increased $20.9 million (including currency benefits of approximately $3 million) and $4.5 million (including currency benefits of approximately $6 million), respectively. These increases were partially offset by decreases of $11.3 million (including currency benefits of approximately $2 million) and $6.3 million (including currency benefits of approximately $1 million) in EMA and North America, respectively. The overall net increase consisted of increases in bookings in the oil and gas, mining, water management and chemical industries, primarily driven by aftermarket bookings. These increases were slightly offset by decreased bookings in the power generation and general industries. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increased $2.5 million.
        Sales for the three months ended March 31, 2011 decreased $8.0 million, or 1.5%, as compared with the same period in 2010. The decrease included currency benefits of approximately $13 million. The decrease was primarily due to decreases in customer sales in EMA of $47.6 million (including currency benefits of approximately $2 million), driven by decreased original equipment sales, primarily resulting from lower beginning of year backlog in EMA. In addition, Latin America decreased by $4.2 million (including currency benefits of approximately $3 million), driven by decreased original equipment sales, mostly offset by increased aftermarket sales, These decreases were partially offset by increases of customer sales in North America of $19.4 million (including currency benefits of approximately $1 million) and Asia Pacific of $13.5 million (including currency benefits of approximately $6 million), primarily driven by increased aftermarket sales. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) increased $9.3 million.
        Gross profit for the three months ended March 31, 2011 decreased by $8.5 million, or 4.3%, as compared with the same period in 2010. Gross profit margin for the three months ended March 31, 2011 of 35.9% decreased from 37.0% for the same period in 2010. The decrease was primarily attributable to less favorable pricing in backlog and the negative impact of decreased sales on the absorption of fixed manufacturing costs and, partially offset by a sales mix shift toward higher margin aftermarket sales, as well as operational efficiencies and savings realized from our supply chain initiatives and increased savings realized from our Realignment Programs as compared with the same period in 2010.
        Operating income for the three months ended March 31, 2011 decreased by $10.6 million, or 10.4%, as compared with the same period in 2010. The decrease included currency benefits of approximately $3 million. The overall net decrease was due primarily to reduced gross profit of $8.5 million as discussed above and increased SG&A of $2.6 million, which was due to increased selling and marketing related expenses in certain regions, as well as allowance for doubtful accounts recoveries during the same period in 2010 that did not recur, partially offset by increased savings realized from our Realignment Programs as compared with the same period in 2010.
        Backlog of $1,547.9 million at March 31, 2011 increased by $112.4 million, or 7.8%, as compared with December 31, 2010. Currency effects provided an increase of approximately $37 million. Backlog at March 31, 2011 and December 31, 2010 includes $22.5 million and $25.5 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).

FSG Industrial Product Division Segment Results
        Through IPD, we design, manufacture, distribute and service pre-configured pumps and pump systems, including submersible motors (collectively referred to as “original equipment”). Additionally, IPD manufactures replacement parts and related equipment, and provides a full array of support services (collectively referred to as “aftermarket”). IPD includes standardized, general purpose pump products and primarily operates in the oil and gas, chemical, water management, power generation and general industries. IPD operates 13 manufacturing facilities, three of which are located in the U.S and six in Europe, and it operates 21 QRCs worldwide, including 11 sites in Europe and four in the U.S., including those co-located in manufacturing facilities.

	Three Months Ended March 31,

(Amounts in millions)	2011	2010
Bookings	$225.0	$194.4
Sales	176.3	196.1
Gross profit	45.2	55.0
Gross profit margin	25.6%	28.0%
Segment operating income	13.1	21.0
Segment operating income as a percentage of sales	7.4%	10.7%
        Bookings for the three months ended March 31, 2011 increased by $30.6 million, or 15.7%, as compared with the same period in 2010. This increase included currency benefits of approximately $3 million. Increased customer bookings in the general, mining and water management industries were slightly offset by decreased customer bookings in the power generation and chemical industries. Bookings in the chemical industry, however, have begun to show signs of stabilization. The increase in customer bookings was attributable to increases of $20.8 million in EMA and Australia and $4.8 million in the Americas. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increased $5.8 million.
        Sales for the three months ended March 31, 2011 decreased by $19.8 million, or 10.1%, as compared with the same period in 2010. This decrease included currency benefits of approximately $3 million. The decrease in customer sales of $30.8 million in EMA and Australia was primarily attributable to decreased original equipment sales, which were driven by lower beginning of year original equipment backlog. This decrease was slightly offset by a $3.9 million increase in customer sales in the Americas, driven by increased aftermarket sales. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) increased $6.4 million.
        Gross profit for the three months ended March 31, 2011 decreased by $9.8 million, or 17.8%, as compared with the same period in 2010. Gross profit margin for the three months ended March 31, 2011 of 25.6% decreased from 28.0% for the same period in 2010. The decrease was primarily attributable to the impact of decreased sales, which negatively impacts our absorption of fixed manufacturing costs, and less favorable pricing in backlog as compared with 2010. These decreases were slightly offset by a sales mix shift toward more profitable aftermarket sales and increased savings realized from our Realignment Programs as compared with the same period in 2010.
        Operating income for the three months ended March 31, 2011 decreased by $7.9 million, or 37.6%, as compared with the same period in 2010. The decrease included currency benefits of less than $1 million. The decrease was due to the $9.8 million decrease in gross profit discussed above, partially offset by a $1.9 million decrease in SG&A, which was driven by decreased selling and marketing-related expenses and strict cost control actions.
        Backlog of $625.7 million at March 31, 2011 increased by $57.7 million, or 10.2%, as compared with December 31, 2010. Currency effects provided an increase of approximately $21 million. Backlog at March 31, 2011 and December 31, 2010 includes $44.1 million and $38.5 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
Flow Control Division Segment Results
        Our second largest business segment is FCD, which designs, manufactures and distributes a broad portfolio of engineered-to-order and configured-to-order isolation valves, control valves, valve automation products, boiler controls and related services. FCD leverages its experience and application know-how by offering a complete menu of engineered services to complement its expansive product portfolio. FCD has a total of 53 manufacturing facilities and QRCs in 23 countries around the world, with only five of its 24 manufacturing operations located in the U.S. Based on independent industry sources, we believe that we are the fourth largest industrial valve supplier on a global basis.

	Three Months Ended March 31,

(Amounts in millions)	2011	2010
Bookings	$377.3	$318.9
Sales	337.6	256.1
Gross profit	115.6	95.7
Gross profit margin	34.2%	37.4%
Segment operating income	47.5	40.1
Segment operating income as a percentage of sales	14.1%	15.7%
        Bookings for the three months ended March 31, 2011 increased $58.4 million, or 18.3%, as compared with the same period in 2010. This increase included currency benefits of approximately $3 million. The increase in bookings was primarily attributable to continued recovery in the oil and gas industry, primarily due to the distributor business in North America, increased bookings in the chemical industry in Europe and general industries in Russia. Additionally, Valbart provided bookings of $16.3 million. Increased bookings were partially offset by decreases in the power generation industry, largely driven by China.
        Sales for the three months ended March 31, 2011 increased $81.5 million, or 31.8%, as compared with the same period in 2010. The increase included currency benefits of approximately $4 million. Sales in EMA, North America and Asia Pacific increased approximately $55 million, $15 million and $12 million, respectively, reflecting continued recovery in the oil and gas industry in EMA, as well as shipments of previously delayed large projects. Additionally, Valbart provided sales of $30.0 million.
        Gross profit for the three months ended March 31, 2011 increased by $19.9 million, or 20.8%, as compared with the same period in 2010. Gross profit margin for the three months ended March 31, 2011 of 34.2% decreased from 37.4% for the same period in 2010. The decrease was attributable to a sales mix shift towards lower margin original equipment and the negative impact of low margins on acquired Valbart backlog. These decreases were slightly offset by improved absorption of fixed manufacturing costs, various CIP initiatives, improved utilization of low cost regions and includes gross profit attributable to Valbart of $4.7 million.
        Operating income for the three months ended March 31, 2011 increased by $7.4 million, or 18.5%, as compared with the same period in 2010. The increase includes currency benefits of approximately $1 million. The increase, which includes the impact of Valbart’s $1.4 million operating loss, was principally attributable to the $19.9 million increase in gross profit discussed above, and was partially offset by the $12.1 million increase in SG&A, which includes SG&A attributable to Valbart of $6.1 million. We do not expect the operating loss of Valbart to continue as acquired backlog is delivered and we work to fully integrate Valbart’s operations. Increased SG&A is attributable to increased selling and marketing related expenses, which is consistent with the increase in sales.
        Backlog of $709.5 million at March 31, 2011 increased by $51.0 million, or 7.7%, as compared with December 31, 2010. Currency effects provided an increase of approximately $13 million.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis

	Three Months Ended March 31,

(Amounts in millions)	2011	2010
Net cash flows used by operating activities	$(228.2)	$(149.0)
Net cash flows used by investing activities	(20.7)	(7.0)
Net cash flows used by financing activities	(27.5)	(13.2)
        Existing cash, cash generated by operations and borrowings available under our existing revolving credit facility are our primary sources of short-term liquidity. Our cash balance at March 31, 2011 was $288.9 million, as compared with $557.6 million at December 31, 2010.
        Working capital increased for the three months ended March 31, 2011, as compared with the same period 2010, due primarily to lower accounts payable of $125.3 million, higher inventory of $106.7 million and lower accrued liabilities of $48.5 million resulting primarily from reductions in accruals for broad-based annual incentive program payment. Working capital increased for the three months ended March 31, 2010, as compared with the same period 2009, due primarily to lower accrued liabilities of $88.5 million resulting primarily from reductions in accruals for broad-based annual incentive program payments, reductions in advanced cash received from customers and lower accounts payable of $84.3 million. During both the three months ended March 31, 2011 and 2010, we made no contributions to our U.S. pension plan.

        Increases in accounts receivable used $43.8 million of cash flow for the three months ended March 31, 2011 compared with $46.5 million for the same period in 2010. As of March 31, 2011, our days’ sales receivables outstanding (“DSO”) was 82 days as compared with 77 days as of March 31, 2010. For reference purposes based on 2011 sales, an improvement of one day could provide approximately $11 million in cash flow. Increases in inventory used $106.7 million of cash flow for the three months ended March 31, 2011 compared with $23.3 million for the same period in 2010. The increase is primarily due to increased bookings during the first quarter of 2011, requiring higher raw material and work in process inventory levels to support period ending backlog. In addition, progress billings decreased $55.9 million during the first quarter of 2011 compared with an increase of $53.3 million during the same period in 2010. Inventory turns were 2.5 times as of March 31, 2011 and 3.0 times as of March 31, 2010. Our calculation of inventory turns does not reflect the impact of advanced cash received from our customers. For reference purposes based on 2011 data, an improvement of one turn could yield approximately $288 million in cash flow. Decreases in accounts payable used $125.3 million of cash flow for the three months ended March 31, 2011 compared with $84.3 million for the same period in 2010. The decrease is primarily due to higher accounts payable balances related to certain inventory and equipment purchases and corporate-level expenses at December 31, 2010 that required payment during the first quarter of 2011 based upon contractual payment terms, as compared with the same period in 2010.
        Cash flows used by investing activities during the three months ended March 31, 2011 were $20.7 million, as compared with $7.0 million for the same period in 2010. Capital expenditures during the three months ended March 31, 2011 were $23.5 million, an increase of $8.6 million as compared with the same period in 2010. In 2011, our cash flows for investing activities will be focused on strategic initiatives to pursue new markets, geographic expansion, Enterprise Resource Planning (“ERP”) application upgrades, information technology infrastructure and cost reduction opportunities and are expected to be between $120 million and $135 million for the full year, before consideration of any acquisition activity. In addition, for the three months ended March 31, 2010 there were net cash inflows of $5.1 million from affiliate investing activity that did not recur in 2011.
        Cash flows used by financing activities during the three months ended March 31, 2011 were $27.5 million, as compared with $13.2 million for the same period in 2010. Cash outflows during the three months ended March 31, 2011 resulted primarily from the payment of $16.1 million in dividends and $13.8 million for the repurchase of common shares. Cash outflows for the same period in 2010 resulted primarily from payment of $15.0 million in dividends and $12.0 million for the repurchase of common shares, partially offset by proceeds and excess tax benefits from stock option activity.
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
        On February 26, 2008, our Board of Directors authorized a program to repurchase up to $300.0 million of our outstanding common stock over an unspecified time period and the program commenced in the second quarter of 2008. We repurchased 112,500 shares for $13.8 million and 112,500 shares for $12.0 million during the three months ended March 31, 2011 and 2010, respectively. To date, we have repurchased a total of 2,848,100 shares for $265.8 million under this program. See “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” below.
        On February 21, 2011, our Board of Directors authorized an increase in the payment of quarterly dividends on our common stock from $0.29 per share to $0.32 per share payable quarterly beginning on April 14, 2011. On February 22, 2010, our Board of Directors authorized an increase in our quarterly cash dividend from $0.27 per share to $0.29 per share, effective for the first quarter of 2010. Generally, our dividend date-of-record is in the last month of the quarter, and the dividend is paid the following month. While we currently intend to pay regular quarterly dividends in the foreseeable future, any future dividends will be reviewed individually and declared by our Board of Directors at its discretion, dependent on its assessment of our financial condition and business outlook at the applicable time.
Acquisitions and Dispositions
        We regularly evaluate acquisition opportunities of various sizes. The cost and terms of any financing to be raised in conjunction with any acquisition, including our ability to raise economical capital, is a critical consideration in any such evaluation.
        As discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, effective July 16, 2010, we acquired for inclusion in FCD, Valbart, a privately-owned Italian valve manufacturer, for $199.4 million, which included $33.8 million of existing Valbart net debt (third party debt less cash on hand) that was repaid at closing. Valbart manufactures trunnion-mounted ball valves used primarily in upstream and midstream oil and gas applications, and its acquisition is intended to improve our ability to provide a more complete valve portfolio to oil and gas projects. Valbart generated approximately €81 million ($104 million, at then-current exchange rates) in sales (unaudited) during its fiscal year ended May 31, 2010.
        Effective April 11, 2011, we purchased the assets of FEDD Wireless LLC (“FEDD”), a privately-owned wireless data acquisition company based in Houston, including existing inventory and equipment and rights to the related intellectual property for inclusion in EPD. The asset purchase was less than $1 million in cash. This acquisition is expected to allow EPD to capitalize on growth opportunities and expand existing asset management and optimization services
Financing
Credit Facilities
        Our credit facilities are comprised of a $500.0 million term loan facility with a maturity date of December 14, 2015 and a $500.0 million revolving credit facility with a maturity date of December 14, 2015 (collectively referred to as the “Credit Facilities”). The revolving credit facility includes a $300.0 million sublimit for the issuance of letters of credit. Subject to certain conditions, we have the right to increase the amount of the revolving credit facility by an aggregate amount not to exceed $200.0 million.
        At both March 31, 2011 and December 31, 2010, we had no amounts outstanding under the revolving credit facility. We had outstanding letters of credit of $134.0 million and $133.9 million at March 31, 2011 and December 31, 2010, respectively, which reduced our borrowing capacity to $366.0 million and $366.1 million, respectively.
        Borrowings under our Credit Facilities, other than in respect of swingline loans, bear interest at a rate equal to, at our option, either (1) London Interbank Offered Rate (“LIBOR”) plus 1.75% - 2.50%, as applicable, depending on our consolidated leverage ratio (2) the base rate (which is based on greater of the prime rate most recently announced by the administrative agent under our New Credit Facilities or the Federal Funds rate plus 0.50% or (3) a daily rate equal to the one month LIBOR plus 1.0% plus, as applicable, an applicable margin of 0.75% - 1.50% determined by reference to the ratio of our total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”). The applicable interest rate as of March 31, 2011 was 2.31% for borrowings under our Credit Facilities. In connection with our Credit Facilities, we have entered into $345.0 million of notional amount of interest rate swaps at March 31, 2011 to hedge exposure to floating interest rates.
        We may prepay loans under our Credit Facilities in whole or in part, without premium or penalty, at any time. During the three months ended March 31, 2011, we made scheduled repayments under our Credit Facilities of $6.3 million. We have scheduled repayments of $6.3 million due in the each of the next four quarters.
        Our obligations under the Credit Agreement are unconditionally guaranteed, jointly and severally, by substantially all of our existing and subsequently acquired or organized domestic subsidiaries and 65% of the capital stock of certain foreign subsidiaries, subject to certain controlled company and materiality exceptions. The Lenders have agreed to release the collateral if we achieve an Investment Grade Rating (as defined in the Credit Agreement) by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services for our senior unsecured, non-credit-enhanced, long-term debt (in each case, with an outlook of stable or better), with the understanding that identical collateral will be required to be pledged to the Lenders anytime following a release of the collateral that an Investment Grade Rating is not maintained. In addition, prior to our obtaining and maintaining investment grade credit ratings, our and the guarantors’ obligations under the Credit Agreement are collateralized by substantially all of our and the guarantors’ assets. We have not achieved these ratings as of March 31, 2011.
        Additional discussion of our Credit Facilities, including amounts outstanding and applicable interest rates, is included in Note 5 to our condensed consolidated financial statements included in this Quarterly Report.
        We have entered into interest rate swap agreements to hedge our exposure to variable interest payments related to our Credit Facilities. These agreements are more fully described in Note 4 to our condensed consolidated financial statements included in this Quarterly Report, and in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below.
European Letter of Credit Facilities
        On October 30, 2009, we entered into a new 364-day unsecured European Letter of Credit Facility (“New European LOC Facility”) with an initial commitment of €125.0 million. The New European LOC Facility is renewable annually and is used for contingent obligations in respect of surety and performance bonds, bank guarantees and similar obligations with maturities up to five years. We renewed the New European LOC Facility in October 2010 consistent with its terms for an additional 364-day period. We pay fees of 1.35% and 0.40% for utilized and unutilized capacity, respectively, under our New European LOC Facility. We had outstanding letters of credit drawn on the New European LOC Facility of €59.5 million ($84.3 million) and €55.7 million ($74.5 million) as of March 31, 2011 and December 31, 2010, respectively.

        Our ability to issue additional letters of credit under our previous European Letter of Credit Facility (“Old European LOC Facility”), which had a commitment of €110.0 million, expired November 9, 2009. We paid annual and fronting fees of 0.875% and 0.10%, respectively, for letters of credit written against the Old European LOC Facility. We had outstanding letters of credit written against the Old European LOC Facility of €25.6 million ($36.3 million) and €33.3 million ($44.5 million) as of March 31, 2011 and December 31, 2010, respectively.
        Certain banks are parties to both facilities and are managing their exposures on an aggregated basis. As such, the commitment under the New European LOC Facility is reduced by the face amount of existing letters of credit written against the Old European LOC Facility prior to its expiration. These existing letters of credit will remain outstanding, and accordingly offset the €125.0 million capacity of the New European LOC Facility until their maturity, which, as of March 31, 2011, was approximately one year for the majority of the outstanding existing letters of credit. After consideration of outstanding commitments under both facilities, the available capacity under the New European LOC Facility was €107.6 million as of March 31, 2011, of which €59.5 million has been drawn.
        See Note 11 to our consolidated financial statements included in our 2010 Annual Report for a discussion of covenants related to our Credit Facilities and our New European LOC Facility. We complied with all covenants through March 31, 2011.
Liquidity Analysis
        Our cash balance decreased by $268.7 million to $288.9 million as of March 31, 2011 as compared with December 31, 2010. The cash draw was anticipated based on planned significant cash uses in the first quarter of 2011, including the funding of increased working capital requirements, broad-based annual employee incentive compensation program payments related to prior period performance, $23.5 million in capital expenditures, $16.1 million in dividend payments and $13.8 million of share repurchases. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions.
        Approximately 5% of our term loan is due to mature in 2011 and 5% in 2012. As noted above, our term loan and our revolving line of credit both mature in December 2015. After the effects of $345.0 million of notional interest rate swaps, approximately 70% of our term debt was at fixed rates at March 31, 2011. As of March 31, 2011, we had a borrowing capacity of $366.0 million on our $500.0 million revolving line of credit, and we had outstanding letters of credit drawn on the both of the European LOC Facilities of €85.1 million as of March 31, 2011. Our revolving line of credit and our European LOC Facility are committed and are held by a diversified group of financial institutions.
        During the three months ended March 31, 2011 and 2010, we made no contributions to our U.S. pension plan. At December 31, 2010, as a result of increases in values of the plan’s assets and our contributions to the plan, our U.S. pension plan was fully funded. After consideration of our intent to maintain fully funded status, as defined by the U.S. Pension Protection Act, we currently anticipate our contribution to our U.S. pension plan in 2011 will be between $7 million and $10 million, excluding direct benefits paid. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
        We experienced limited shipment delays in the first quarter of 2011 resulting from the recent developing political and economic conditions in North Africa. We estimate the unfavorable impact on operating income of these shipment delays was $2.5 million in the first quarter of 2011, with EPD and IPD impacted $1.8 million and $0.7 million, respectively. We are closely monitoring the conditions in the Middle East and North Africa and, while there are many potential outcomes in each individual country, based on current facts and circumstances as we understand them, we anticipate that the delayed shipments should be released throughout the remainder of the year. Additionally, although our organization and assets were not directly affected by the earthquake and tsunami in Japan, we continue to assess the conditions and potential adverse impacts, in particular as they relate to our customers and suppliers in the impacted geographical regions, as well as potential regulatory impacts to the overall civilian nuclear market. We did not experience any significant adverse impacts due to shipment delays, collection issues or supply chain disruptions during the first quarter of 2011.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
        Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our more critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in our 2010 Annual Report.
        Effective January 1, 2011, we adopted ASU No. 2009-13, “Revenue Recognition (ASC 605): Multiple-Deliverable Revenue

Arrangements — a consensus of the FASB Emerging Issues Task Force,” which resulted in expanded disclosure requirements regarding our revenue recognition policy (see “Revenue Recognition” below). Our adoption of ASU No. 2009-13, effective January 1, 2011, had no impact on our consolidated financial condition or results of operations. Except for the incremental revenue recognition policy disclosure included below, we believe that there were no significant changes in those critical accounting policies and estimates during the three months ended March 31, 2011.
Revenue Recognition
        Revenues for product sales are recognized when the risks and rewards of ownership are transferred to the customers, which is typically based on the contractual delivery terms agreed to with the customer and fulfillment of all but inconsequential or perfunctory actions. In addition, our policy requires persuasive evidence of an arrangement, a fixed or determinable sales price and reasonable assurance of collectability. We defer the recognition of revenue when advance payments are received from customers before performance obligations have been completed and/or services have been performed. Freight charges billed to customers are included in sales and the related shipping costs are included in cost of sales in our consolidated statements of income. Our contracts typically include cancellation provisions that require customers to reimburse us for costs incurred up to the date of cancellation as well as any contractual cancellation penalties.
        We enter into certain contracts with multiple deliverables that may include any combination of designing, developing, manufacturing, modifying, installing and commissioning of flow control equipment and providing services related to the performance of such products. Delivery of these products and services typically occurs within a one to two-year period, although many arrangements, such as “book and ship” type orders, have a shorter timeframe for delivery. We aggregate or separate deliverables into units of accounting based on whether the deliverable(s) have stand-alone value to the customer and when no general right of return exists. Contract value is allocated ratably to the units of accounting in the arrangement based on their relative selling prices determined as if the deliverables were sold separately.
        Revenues for long-term contracts, including separate units of accounting from multiple-deliverable contracts, that exceed certain internal thresholds regarding the size, complexity and duration of the project and provide for the receipt of progress billings from the customer are recorded on the percentage of completion method with progress measured on a cost-to-cost basis. Percentage of completion revenue represents approximately 9% of our consolidated sales for the three months ended both March 31, 2011 and 2010.
        Revenue on service and repair contracts is recognized after services have been agreed to by the customer and rendered. Revenues generated under fixed fee service and repair contracts are recognized on a ratable basis over the term of the contract. These contracts can range in duration, but generally extend for up to five years. Fixed fee service contracts represent less than 1% of our consolidated sales for the three months ended both March 31, 2011 and 2010.
        In certain instances, we provide guaranteed completion dates under the terms of our contracts. Failure to meet contractual delivery dates can result in late delivery penalties or non-recoverable costs. In instances where the payment of such costs are deemed to be probable, we perform a project profitability analysis accounting for such costs as a reduction of realizable revenues, which could potentially cause estimated total project costs to exceed projected total revenues realized from the project. In such instances, we would record reserves to cover such excesses in the period they are determined. In circumstances where the total projected reduced revenues still exceed total projected costs, the incurrence of unrealized incentive fees or non-recoverable costs generally reduces profitability of the project at the time of subsequent revenue recognition. Our reported results would change if different estimates were used for contract costs or if different estimates were used for contractual contingencies.
        Other critical policies, for which no significant changes have occurred in the three months ended March 31, 2011, include:
•	Deferred Taxes, Tax Valuation Allowances and Tax Reserves;
•	Reserves for Contingent Loss;
•	Retirement and Postretirement Benefits; and
•	Valuation of Goodwill, Indefinite-Lived Intangible Assets and Other Long-Lived Assets.
        The process of preparing condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of estimates and assumptions to determine certain of the assets, liabilities, revenues and expenses. These estimates and assumptions are based upon what we believe is the best information available at the time of the estimates or assumptions. The estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from those estimates. The significant estimates are reviewed quarterly with the Audit Committee of our Board of Directors.

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
ACCOUNTING DEVELOPMENTS
        There have been no accounting pronouncements that have been issued but not yet implemented that we believe will have a material impact our consolidated financial condition or results of operations, as discussed in Note 1 to our condensed consolidated financial statements included in this Quarterly Report.
Cautionary Note Regarding Forward-Looking Statements
        This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. Words or phrases such as, “may,” “should,” “expects,” “could,” “intends,” “projects,” “predicts,” “plans,” “anticipates,” “estimates,” “believes,” “forecasts” or other similar expressions are intended to identify forward-looking statements, which include, without limitation, statements concerning our future financial performance, future debt and financing levels, investment objectives, implications of litigation and regulatory investigations and other management plans for future operations and performance.
        The forward-looking statements included in this Quarterly Report are based on our current expectations, projections, estimates and assumptions. These statements are only predictions, not guarantees. Such forward-looking statements are subject to numerous risks and uncertainties that are difficult to predict. These risks and uncertainties may cause actual results to differ materially from what is forecast in such forward-looking statements, and include, without limitation, the following:
•	a portion of our bookings may not lead to completed sales, and our ability to convert bookings into revenues at acceptable profit margins;
•	changes in the global financial markets and the availability of capital and the potential for unexpected cancellations or delays of customer orders in our reported backlog;
•	our dependence on our customers’ ability to make required capital investment and maintenance expenditures;
•	risks associated with cost overruns on fixed fee projects and in taking customer orders for large complex custom engineered products;
•	the substantial dependence of our sales on the success of the oil and gas, chemical, power generation and water management industries;
•	the adverse impact of volatile raw materials prices on our products and operating margins;
•	our ability to execute and realize the expected financial benefits from our strategic realignment initiatives;
•
economic, political and other risks associated with our international operations, including military actions or trade embargoes that could affect customer markets, particularly Middle Eastern markets and global oil and gas producers, and non-compliance with U.S. export/reexport control, foreign corrupt practice laws, economic sanctions and import laws and regulations;

•	our exposure to fluctuations in foreign currency exchange rates, particularly in hyperinflationary countries such as Venezuela;
•	our furnishing of products and services to nuclear power plant facilities and other critical applications;

•	potential adverse consequences resulting from litigation to which we are a party, such as litigation involving asbestos-containing material claims;
•	a foreign government investigation regarding our participation in the United Nations Oil-for-Food Program;
•	expectations regarding acquisitions and the integration of acquired businesses;
•
risks associated with certain of our foreign subsidiaries autonomously conducting limited business operations and sales in certain countries identified by the U.S. State Department as state sponsors of terrorism;

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
        These and other risks and uncertainties are more fully discussed in the risk factors identified in “Item 1A. Risk Factors” in Part I of our 2010 Annual Report, and may be identified in our Quarterly Reports on Form 10-Q and our other filings with the U.S. Securities and Exchange Commission (“SEC”) and/or press releases from time to time. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any forward-looking statement.

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
Interest Rate Risk
        Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our Credit Facilities, which bear interest based on floating rates. At March 31, 2011, after the effect of interest rate swaps, we had $148.8 million of variable rate debt obligations outstanding under our Credit Facilities with a weighted average interest rate of 2.31%. A hypothetical change of 100 basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by $0.4 million for the three months ended March 31, 2011. At March 31, 2011 and December 31, 2010, we had $345.0 and $350.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties with varying maturities through March 2014.
Foreign Currency Exchange Rate Risk
        A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than a non-U.S. subsidiary’s functional currency. Generally, we view our investments in foreign subsidiaries from a long-term perspective and, therefore, do not hedge these investments. We use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. We realized net gains (losses) associated with foreign currency translation of $48.8 million and ($37.5) million for the three months ended March 31, 2011 and 2010, respectively, which are included in other comprehensive income (expense).
        We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. The use of forward exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the forward exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Our policy allows foreign currency coverage only for identifiable foreign currency exposures. As of March 31, 2011, we had a U.S. dollar equivalent of $384.6 million in aggregate notional amount outstanding in forward exchange contracts with third parties, compared with $358.5 million at December 31, 2010. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of certain forward exchange contracts are included in our consolidated results of operations. We recognized foreign currency net gains (losses) of $8.7 million and ($21.7) million for the three months ended March 31, 2011 and 2010, respectively, which are included in other income (expense), net in the accompanying condensed consolidated statements of income. As discussed in more detail in Note 1 to our condensed consolidated financial statements included in this Quarterly Report, during the first quarter of 2010 we recognized an $8.9 million net loss as a result of Venezuela’s currency devaluation and settlement of U.S. dollar denominated liabilities at the more favorable essential items exchange rate of 2.60 Bolivars to the U.S. dollar.
        Based on a sensitivity analysis at March 31, 2011, a 10% change in the foreign currency exchange rates for the three months ended March 31, 2011 would have impacted our net earnings by approximately $6 million, due primarily to the Euro. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency forward exchange contracts discussed above.

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
        In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2011.
Changes in Internal Control Over Financial Reporting
        There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
        We are party to the legal proceedings that are described in Note 11 to our condensed consolidated financial statements included in “Item 1. Financial Statements.” of this Quarterly Report, and such disclosure is incorporated by reference into this “Item 1. Legal Proceedings.” In addition to the foregoing, we and our subsidiaries are named defendants in certain other ordinary routine lawsuits incidental to our business and are involved from time to time as parties to governmental proceedings, all arising in the ordinary course of business. Although the outcome of lawsuits or other proceedings involving us and our subsidiaries cannot be predicted with certainty, and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not currently expect these matters, either individually or in the aggregate, to have a material effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
        There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to other information set forth in this Quarterly Report, careful consideration should be given to “Item 1A. Risk Factors.” in Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” in Part II of our 2010 Annual Report, which contain descriptions of significant factors that might cause the actual results of operations in future periods to differ materially from those currently expected or desired.
        There have been no material changes in the risk factors discussed in our 2010 Annual Report and subsequent SEC filings. The risks described in this Quarterly Report, our 2010 Annual Report and in our other SEC filings or press releases from time to time are not the only risks we face. Additional risks and uncertainties are currently deemed immaterial based on management’s assessment of currently available information, which remains subject to change; however, new risks that are currently unknown to us may surface in the future that materially adversely affect our business, financial condition, results of operations or cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
        On February 27, 2008, our Board of Directors announced the approval of a program to repurchase up to $300.0 million of our outstanding common stock, which commenced in the second quarter of 2008. The share repurchase program does not have an expiration date, and we reserve the right to limit or terminate the repurchase program at any time without notice. During the quarter ended March 31, 2011, we repurchased a total of 112,500 shares of our common stock under the program for approximately $13.8 million (representing an average cost of $122.84 per share). Since the adoption of this program, we have repurchased a total of 2.8 million shares of our common stock under the program for $265.7 million (representing an average cost of $93.30 per share). We may repurchase up to an additional $34.3 million of our common stock under the share repurchase program. The following table sets forth the repurchase data for each of the three months during the quarter ended March 31, 2011:

					Maximum Number of
					Shares (or Approximate
				Total Number of	Dollar Value) That May
				Shares Purchased as	Yet Be Purchased Under
	Total Number of		Average Price	Part of Publicly	the
Period	Shares Purchased		Paid per Share	Announced Plan	Plan (in millions)
January 1 - 31	259	(1)	$119.22		$48.1
February 1 - 28	29,985	(2)	131.50		48.1
March 1 - 31	188,687	(3)	123.91	112,500	34.3

Total	218,931		$124.94	112,500

(1)	Represents shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards at an average price per share of $119.22.

(2)	Represents shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards at an average price per share of $131.50.

(3)
Includes 75,326 shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards at an average price per share of $125.48, and includes 861 shares purchased at a price of $126.88 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

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

10.1
Trust for Non-Qualified Deferred Compensation Benefit Plans, dated February 10, 2011 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K dated February 23, 2011).*

10.2
First Amendment to the Flowserve Corporation Executive Officer Change In Control Severance Plan, effective January 1, 2011 (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K dated February 23, 2011).*

10.3
First Amendment to the Flowserve Corporation Officer Change In Control Severance Plan, effective January 1, 2011 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K dated February 23, 2011).*

10.4
First Amendment to the Flowserve Corporation Key Management Change In Control Severance Plan, effective January 1, 2011 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K dated February 23, 2011).*

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

FLOWSERVE CORPORATION
Date: April 27, 2011	/s/ Mark A. Blinn
Mark A. Blinn
President and Chief Executive Officer (Principal Executive Officer)

Date: April 27, 2011	/s/ Richard J. Guiltinan, Jr.
Richard J. Guiltinan, Jr.
Senior Vice President, Finance and Chief Accounting Officer (Principal Financial Officer)

Exhibits Index

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Flowserve Corporation (incorporated by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K/A dated August 16, 2006).

3.2	Flowserve Corporation By-Laws, as amended and restated on August 31, 2009 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated August 31, 2009).

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