Form 10-Q
period 2011-06-30
FLOWSERVE CORP
filed 2011-07-27
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to .
Commission File No. 1-13179
FLOWSERVE CORPORATION
(Exact name of registrant as specified in its charter)

New York	31-0267900

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5215 N. O’Connor Blvd., Suite 2300, Irving, Texas	75039

(Address of principal executive offices)	(Zip Code)
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
Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of July 21, 2011, there were 55,736,107 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q

i

PART I  –  FINANCIAL INFORMATION
Item 1. Financial Statements.
FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)	Three Months Ended June 30,
	2011	2010

Sales	$1,125,752	$961,096
Cost of sales	(756,414)	(617,731)

Gross profit	369,338	343,365
Selling, general and administrative expense	(232,983)	(201,330)
Net earnings from affiliates	3,751	3,994

Operating income	140,106	146,029
Interest expense	(9,534)	(8,682)
Interest income	394	406
Other income (expense), net	5,985	(12,304)

Earnings before income taxes	136,951	125,449
Provision for income taxes	(38,227)	(33,645)

Net earnings, including noncontrolling interests	98,724	91,804
Less: Net loss (earnings) attributable to noncontrolling interests	8	(157)

Net earnings attributable to Flowserve Corporation	$98,732	$91,647

Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$1.77	$1.64
Diluted	1.76	1.62

Cash dividends declared per share	$0.32	$0.29
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)	Three Months Ended June 30,
	2011	2010
Net earnings, including noncontrolling interests	$98,724	$91,804

Other comprehensive income (expense):
Foreign currency translation adjustments, net of tax	27,318	(60,771)
Pension and other postretirement effects, net of tax	854	1,242
Cash flow hedging activity, net of tax	(677)	1,230

Other comprehensive income (expense)	27,495	(58,299)

Comprehensive income, including noncontrolling interests	126,219	33,505
Comprehensive loss (income) attributable to noncontrolling interests	4	(65)

Comprehensive income attributable to Flowserve Corporation	$126,223	$33,440

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)	Six Months Ended June 30,
	2011	2010

Sales	$2,122,959	$1,920,002
Cost of sales	(1,405,926)	(1,228,327)

Gross profit	717,033	691,675
Selling, general and administrative expense	(455,622)	(412,570)
Net earnings from affiliates	8,948	9,099

Operating income	270,359	288,204
Interest expense	(18,139)	(17,677)
Interest income	883	740
Other income (expense), net	14,474	(33,837)

Earnings before income taxes	267,577	237,430
Provision for income taxes	(71,857)	(65,420)

Net earnings, including noncontrolling interests	195,720	172,010
Less: Net earnings attributable to noncontrolling interests	(5)	(142)

Net earnings attributable to Flowserve Corporation	$195,715	$171,868

Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$3.51	$3.08
Diluted	3.48	3.04

Cash dividends declared per share	$0.64	$0.58
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)	Six Months Ended June 30,
	2011	2010
Net earnings, including noncontrolling interests	$195,720	$172,010

Other comprehensive income (expense):
Foreign currency translation adjustments, net of tax	76,121	(98,358)
Pension and other postretirement effects, net of tax	459	4,161
Cash flow hedging activity, net of tax	(429)	1,785

Other comprehensive income (expense)	76,151	(92,412)

Comprehensive income, including noncontrolling interests	271,871	79,598
Comprehensive income attributable to noncontrolling interests	(432)	(105)

Comprehensive income attributable to Flowserve Corporation	$271,439	$79,493

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$221,312	$557,579
Accounts receivable, net of allowance for doubtful accounts of $20,073 and $18,632, respectively	1,000,702	839,566
Inventories, net	1,090,575	886,731
Deferred taxes	133,855	131,996
Prepaid expenses and other	143,178	107,872

Total current assets	2,589,622	2,523,744
Property, plant and equipment, net of accumulated depreciation of $737,037 and $682,715, respectively	593,233	581,245
Goodwill	1,035,372	1,012,530
Deferred taxes	23,508	24,343
Other intangible assets, net	147,057	147,112
Other assets, net	174,484	170,936

Total assets	$4,563,276	$4,459,910

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$479,221	$571,021
Accrued liabilities	781,799	817,837
Debt due within one year	55,697	51,481
Deferred taxes	17,572	16,036

Total current liabilities	1,334,289	1,456,375
Long-term debt due after one year	464,463	476,230
Retirement obligations and other liabilities	433,064	414,272
Shareholders’ equity:
Common shares, $1.25 par value	73,664	73,664
Shares authorized – 120,000
Shares issued – 58,931 and 58,931, respectively
Capital in excess of par value	605,076	613,861
Retained earnings	2,008,272	1,848,680

	2,687,012	2,536,205
Treasury shares, at cost – 3,779 and 3,872 shares, respectively	(301,346)	(292,210)
Deferred compensation obligation	10,138	9,533
Accumulated other comprehensive loss	(74,787)	(150,506)

Total Flowserve Corporation Shareholders’ Equity	2,321,017	2,103,022
Noncontrolling interest	10,443	10,011

Total equity	2,331,460	2,113,033

Total liabilities and equity	$4,563,276	$4,459,910

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)	Six Months Ended June 30,
	2011	2010
Cash flows – Operating activities:
Net earnings, including noncontrolling interests	$195,720	$172,010
Adjustments to reconcile net earnings to net cash used by operating activities:
Depreciation	44,373	42,426
Amortization of intangible and other assets	6,850	4,804
Amortization of deferred loan costs	1,449	2,121
Net gain on disposition of assets	(595)	(170)
Excess tax benefits from stock-based compensation arrangements	(5,021)	(10,238)
Stock-based compensation	16,271	15,087
Net earnings from affiliates, net of dividends received	1,623	(6,999)
Change in assets and liabilities:
Accounts receivable, net	(121,537)	(36,174)
Inventories, net	(161,296)	(63,800)
Prepaid expenses and other	(32,670)	(1,739)
Other assets, net	(6,091)	385
Accounts payable	(114,811)	(67,601)
Accrued liabilities and income taxes payable	(75,279)	(123,789)
Retirement obligations and other liabilities	11,000	2,662
Net deferred taxes	2,219	18,319

Net cash flows used by operating activities	(237,795)	(52,696)

Cash flows – Investing activities:
Capital expenditures	(48,498)	(25,232)
Proceeds from disposal of assets	3,735	2,890
Payments for acquisitions, net of cash acquired	(890)	-
Affiliate investing activity, net	-	5,073

Net cash flows used by investing activities	(45,653)	(17,269)

Cash flows – Financing activities:
Excess tax benefits from stock-based compensation arrangements	5,021	10,238
Payments on long-term debt	(12,500)	(2,841)
Borrowings under other financing arrangements	4,348	1,932
Repurchase of common shares	(26,025)	(23,100)
Payments of dividends	(33,977)	(31,172)
Proceeds from stock option activity	224	5,471
Dividends paid to noncontrolling interests	-	(259)
Sale of shares to noncontrolling interests	-	533

Net cash flows used by financing activities	(62,909)	(39,198)
Effect of exchange rate changes on cash	10,090	(41,655)

Net change in cash and cash equivalents	(336,267)	(150,818)
Cash and cash equivalents at beginning of period	557,579	654,320

Cash and cash equivalents at end of period	$221,312	$503,502

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Accounting Policies
Basis of Presentation
     The accompanying condensed consolidated balance sheet as of June 30, 2011, the related condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010, of Flowserve Corporation, are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements have been made.
     The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (“Quarterly Report”) are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Annual Report”).
     Ongoing Events in North Africa, Middle East and Japan  –  Ongoing political and economic conditions in North Africa have caused us to experience shipment delays to this region. We estimate that the shipments to this region that have been delayed resulted in lost or delayed opportunities for operating income of $2.5 million and $5.1 million for the three months and six months ended June 30, 2011, respectively. We are closely monitoring the conditions in the Middle East and North Africa and, while there are many potential outcomes in each individual country that are difficult to estimate, based on current facts and circumstances as we understand them, it is possible that delayed shipments and bookings could continue throughout the remainder of the year. If the current conditions in North Africa persist, we estimate that the unfavorable impact on bookings through the end of 2011 could approximate $25 million. The preponderance of our physical assets in the region are located in the Kingdom of Saudi Arabia and the United Arab Emirates and have, to date, not been affected by the unrest elsewhere in the region.
     We continue to assess the conditions and potential adverse impacts of the earthquake and tsunami in Japan earlier in the year, in particular as they relate to our customers and suppliers in the impacted regions, as well as announced and potential regulatory impacts to the global nuclear power market. We did not experience any significant adverse impacts due to shipment delays, collection issues or supply chain disruptions during the first half of 2011; however, we have experienced a small amount of lost or delayed bookings in the region in the second quarter and anticipate we could continue to experience lost or delayed bookings in the region through the end of 2011. We are also closely monitoring the effects of the Japan crisis on the global nuclear power industry. While it is difficult to estimate the effect of the Fukushima plant shutdown on the global nuclear power market, we believe that there has been a related reduction in orders in the second quarter that could continue throughout 2011, which may affect both bookings and sales in the second half of 2011.
     Venezuela  –  As previously disclosed in our 2009 and 2010 Annual Reports, effective January 11, 2010, the Venezuelan government devalued its currency (Bolivar) and moved to a two-tier exchange structure. The official exchange rate moved from 2.15 to 4.30 Bolivars to the United States (“U.S.”) dollar for non-essential items and to 2.60 Bolivars to the U.S. dollar for essential items. Additionally, effective January 1, 2010, Venezuela was designated as hyperinflationary, and as a result, we began to use the U.S. dollar as our functional currency in Venezuela. On December 30, 2010, the Venezuelan government announced its intention to eliminate the favorable essential items rate effective January 1, 2011. Our operations in Venezuela generally consist of a service center that both imports equipment and parts from certain of our other locations for resale to third parties within Venezuela and performs service and repair activities. Our Venezuelan subsidiary’s sales for the six months ended June 30, 2011 and 2010 and total assets at June 30, 2011 represented approximately 1% or less of our consolidated sales and total assets for the same periods.
     Although approvals by Venezuela’s Commission for the Administration of Foreign Exchange have slowed, we have historically been able to remit dividends and other payments at the official rate, and we currently anticipate doing so in the future. Accordingly, we used the official rate of 4.30 Bolivars to the U.S. dollar for re-measurement of our Venezuelan financial statements into U.S. dollars for all periods presented. As a result of the currency devaluation, we recognized a net loss of $8.6 million during the six months ended June 30, 2010. The loss was reported in other income (expense), net in our condensed consolidated statement of income and resulted in no tax benefit. The elimination of the favorable essential items rate, effective January 1, 2011, had no impact on our consolidated financial position or results of operations for the three and six months ended June 30, 2011.

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
     Except for the incremental revenue recognition policy disclosure included below, no other changes have occurred to our significant accounting policies in the six months ended June 30, 2011. Our significant accounting policies are detailed in Note 1 to our consolidated financial statements included in our 2010 Annual Report.
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
     We enter into certain contracts with multiple deliverables that may include any combination of designing, developing, manufacturing, modifying, installing and commissioning of flow management equipment and providing services related to the performance of such products. Delivery of these products and services typically occurs within a one to two-year period, although many arrangements, such as “book and ship” type orders, have a shorter timeframe for delivery. We aggregate or separate deliverables into units of accounting based on whether the deliverable(s) have standalone value to the customer and when no general right of return exists. Contract value is allocated ratably to the units of accounting in the arrangement based on their relative selling prices determined as if the deliverables were sold separately.
     Revenues for long-term contracts, including separate units of accounting from multiple-deliverable contracts, that exceed certain internal thresholds regarding the size, complexity and duration of the project and provide for the receipt of progress billings from the customer are recorded on the percentage of completion method with progress measured on a cost-to-cost basis. Percentage of completion revenue represented approximately 8% of our consolidated sales for the three and six months ended June 30, 2011 and 2010.
     Revenue on service and repair contracts is recognized after services have been agreed to by the customer and rendered. Revenues generated under fixed fee service and repair contracts are recognized on a ratable basis over the term of the contract. These contracts can range in duration, but generally extend for up to five years. Revenue on fixed fee service contracts represented approximately 1% of our consolidated sales for the three and six months ended June 30, 2011 and 2010.
     In certain instances, we provide guaranteed completion dates under the terms of our contracts. Failure to meet contractual delivery dates can result in late delivery penalties or non-recoverable costs. In instances where the payment of such costs are deemed to be probable, we perform a project profitability analysis, accounting for such costs as a reduction of realizable revenues, which could potentially cause estimated total project costs to exceed projected total revenues realized from the project. In such instances, we would record reserves to cover such excesses in the period they are determined. In circumstances where the total projected revenues still exceed total projected costs, the incurrence of unrealized incentive fees or non-recoverable costs generally reduces profitability of the project at the time of subsequent revenue recognition. Our reported results would change if different estimates were used for contract costs or if different estimates were used for contractual contingencies.

Accounting Developments
     Pronouncements Implemented
     In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (ASC 820): Improving Disclosures about Fair Value Measurements,” which requires additional disclosures on transfers in and out of Level I and Level II and on activity for Level III fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures of Level III activity, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Our adoption of the Level I and II disclosure guidance, effective January 1, 2010, and Level III disclosure guidance, effective January 1, 2011, had no material impact on our consolidated financial condition or results of operations.
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
     Pronouncements Not Yet Implemented
     In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC 220): Presentation of Comprehensive Income,” which specifies that an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This amendment requires an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income. ASU No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect the adoption of ASU No. 2011-05 to have a material impact on our consolidated financial condition and results of operations. The presentation and disclosure requirements shall be applied retrospectively for all periods presented.
2. Acquisition
Valbart Srl
     As discussed in Note 2 to our consolidated financial statements included in our 2010 Annual Report, effective July 16, 2010, we acquired for inclusion in Flow Control Division (“FCD”), Valbart Srl (“Valbart”), a privately-owned Italian valve manufacturer, for $199.4 million, which included $33.8 million of existing Valbart net debt (third party debt less cash on hand) that was repaid at closing. Valbart manufactures trunnion-mounted ball valves used primarily in upstream and midstream oil and gas applications, and its acquisition is intended to improve our ability to provide a more complete valve portfolio to oil and gas projects. Valbart generated approximately €81 million ($104 million, at then-current exchange rates) in sales (unaudited) during its fiscal year ended May 31, 2010. No pro forma information was provided due to immateriality.

3. Stock-Based Compensation Plans
     We established the Flowserve Corporation Equity and Incentive Compensation Plan (the “2010 Plan”) effective January 1, 2010. This shareholder-approved plan authorizes the issuance of up to 2,900,000 shares of our common stock in the form of incentive stock options, non-statutory stock options, restricted shares, restricted share units and performance-based units (collectively referred to as “Restricted Shares”), stock appreciation rights and bonus stock. Of the 2,900,000 shares of common stock authorized under the 2010 Plan, 2,420,536 remain available for issuance as of June 30, 2011. In addition to the 2010 Plan, we also maintain the Flowserve Corporation 2004 Stock Compensation Plan (the “2004 Plan”), which was established on April 21, 2004. The 2004 Plan authorized the issuance of up to 3,500,000 shares of common stock through grants of Restricted Shares, stock options and other equity-based awards. Of the 3,500,000 shares of common stock authorized under the 2004 Plan, 474,622 remain available for issuance as of June 30, 2011.
     We recorded stock-based compensation expense of $5.2 million ($7.7 million pre-tax) and $4.7 million ($6.9 million pre-tax) for the three months ended June 30, 2011 and 2010, respectively. We recorded stock-based compensation expense of $11.0 million ($16.3 million pre-tax) and $10.3 million ($15.2 million pre-tax) for the six months ended June 30, 2011 and 2010, respectively.
     Stock Options  –  Information related to stock options issued to officers, other employees and directors under all plans described in Note 5 to our consolidated financial statements included in our 2010 Annual Report is presented in the following table:

	Six Months Ended June 30, 2011
		Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Life (in years)	Value (in millions)
Number of shares under option:
Outstanding – January 1, 2011	68,071	$40.48
Exercised	(11,900)	34.57

Outstanding – June 30, 2011	56,171	$41.73	4.0	$3.8

Exercisable – June 30, 2011	56,171	$41.73	4.0	$3.8

     No options were granted during the six months ended June 30, 2011 or 2010. No stock options vested during the three or six months ended June 30, 2011 or 2010. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model.
     As of June 30, 2011, we had no unrecognized compensation cost related to outstanding unvested stock option awards. The total intrinsic value of stock options exercised during the three months ended June 30, 2011 and 2010, was less than $1 million and $1.9 million, respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2011 and 2010 was $3.8 million and $7.9 million, respectively.
     Restricted Shares  –  Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted shares. We had unearned compensation of $42.3 million and $31.6 million at June 30, 2011 and December 31, 2010, respectively, which is expected to be recognized over a weighted-average period of 1.4 years. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested during the three months ended June 30, 2011 and 2010 was $1.2 million and $1.7 million, respectively. The total fair value of Restricted Shares vested during the six months ended June 30, 2011 and 2010 was $34.8 million and $31.6 million, respectively.

     The following table summarizes information regarding Restricted Shares:

	Six Months Ended June 30, 2011
		Weighted Average
		Grant-Date Fair
	Shares	Value
Number of unvested shares:
Outstanding - January 1, 2011	1,259,377	$77.05
Granted	216,644	130.51
Vested	(392,869)	88.68
Cancelled	(25,186)	77.58

Outstanding - June 30, 2011	1,057,966	$83.67

     Unvested Restricted Shares outstanding as of June 30, 2011, includes 434,000 units with performance-based vesting provisions. Performance-based units are issuable in common stock and vest upon the achievement of pre-defined performance targets, primarily based on our average annual return on net assets over a three-year period as compared with the same measure for a defined peer group for the same period. Most units were granted in three annual grants since January 1, 2009 and have a vesting percentage between 0% and 200% depending on the achievement of the specific performance targets. Compensation expense is recognized ratably over a cliff vesting period of 36 months, based on the fair market value of our common stock on the date of grant, as adjusted for anticipated forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets. Vesting provisions range from 0 to 844,000 shares based on performance targets. As of June 30, 2011, we estimate vesting of approximately 745,000 shares based on expected achievement of performance targets.
4. Derivative Instruments and Hedges
     Our risk management and derivatives policy specifies the conditions under which we may enter into derivative contracts. See Notes 1 and 6 to our consolidated financial statements included in our 2010 Annual Report and Note 7 of this Quarterly Report for additional information on our purpose for entering into derivatives not designated as hedging instruments and our overall risk management strategies. We enter into forward exchange contracts to hedge our cash flow risks associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction. At June 30, 2011 and December 31, 2010, we had $495.6 million and $358.5 million, respectively, of notional amount in outstanding forward exchange contracts with third parties. At June 30, 2011, the length of forward exchange contracts currently in place ranged from 8 days to 25 months. Also as part of our risk management program, we enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. At June 30, 2011 and December 31, 2010, we had $340.0 million and $350.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties. All interest rate swaps are highly effective. At June 30, 2011, the maximum remaining length of any interest rate swap contract in place was approximately 36 months.
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
     The fair value of forward exchange contracts not designated as hedging instruments are summarized below:

	June 30,	December 31,
(Amounts in thousands)	2011	2010
Current derivative assets	$8,430	$4,397
Noncurrent derivative assets	2,706	50
Current derivative liabilities	2,762	2,949
Noncurrent derivative liabilities	45	473

     The fair value of interest rate swaps in cash flow hedging relationships are summarized below:

	June 30,	December 31,
(Amounts in thousands)	2011	2010
Current derivative assets	$-	$-
Noncurrent derivative assets	775	608
Current derivative liabilities	1,694	1,232
Noncurrent derivative liabilities	382	3
     Current and noncurrent derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our condensed consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
     The impact of net changes in the fair values of forward exchange contracts not designated as hedging instruments are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2011	2010	2011	2010
Gain (loss) recognized in income	$4,528	$(16,223)	$10,103	$(26,255)
     The impact of net changes in the fair values of interest rate swaps in cash flow hedging relationships are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2011	2010	2011	2010

Loss reclassified from accumulated other comprehensive income into income for settlements, net of tax	$(396)	$(1,278)	$(808)	$(2,673)
Loss recognized in other comprehensive income, net of tax	(1,073)	(49)	(1,237)	(888)
     Gains and losses recognized in our condensed consolidated statements of income for forward exchange contracts and interest rate swaps are classified as other income (expense), net, and interest expense, respectively.
5. Debt
     Debt, including capital lease obligations, consisted of:

	June 30,	December 31,
(Amounts in thousands)	2011	2010
Term Loan, interest rate of 2.25% and 2.30% at June 30, 2011 and December 31, 2010, respectively	$487,500	$500,000
Capital lease obligations and other borrowings	32,660	27,711

Debt and capital lease obligations	520,160	527,711
Less amounts due within one year	55,697	51,481

Total debt due after one year	$464,463	$476,230

Credit Facilities
     Our credit facilities are comprised of a $500.0 million term loan facility with a maturity date of December 14, 2015 and a $500.0 million revolving credit facility with a maturity date of December 14, 2015 (collectively referred to as the “Credit Facilities”). The revolving credit facility includes a $300.0 million sublimit for the issuance of letters of credit. Subject to certain conditions, we have the right to increase the amount of the revolving credit facility by an aggregate amount not to exceed $200.0 million. We had outstanding letters of credit of $124.6 million and $133.9 million at June 30, 2011 and December 31, 2010, respectively, which reduced our borrowing capacity to $375.4 million and $366.1 million, respectively.
     Borrowings under our Credit Facilities, other than in respect of swingline loans, bear interest at a rate equal to, at our option,

either (1) London Interbank Offered Rate (“LIBOR”) plus 1.75% – 2.50%, as applicable, depending on our consolidated leverage ratio (2) the base rate (which is based on greater of the prime rate most recently announced by the administrative agent under our New Credit Facilities or the Federal Funds rate plus 0.50% or (3) a daily rate equal to the one month LIBOR plus 1.0% plus, as applicable, an applicable margin of 0.75% – 1.50% determined by reference to the ratio of our total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”). The applicable interest rate as of June 30, 2011 was 2.25% for borrowings under our Credit Facilities. In connection with our Credit Facilities, we have entered into $340.0 million of notional amount of interest rate swaps at June 30, 2011 to hedge exposure to floating interest rates.
     We may prepay loans under our Credit Facilities in whole or in part, without premium or penalty, at any time. During the three and six months ended June 30, 2011, we made scheduled repayments under our Credit Facilities of $6.3 million and $12.5 million, respectively. We have scheduled repayments of $6.3 million due in the each of the next four quarters.
     European Letter of Credit Facilities – On October 30, 2009, we entered into a new 364-day unsecured European Letter of Credit Facility (“New European LOC Facility”) with an initial commitment of €125.0 million. The New European LOC Facility is renewable annually and is used for contingent obligations in respect of surety and performance bonds, bank guarantees and similar obligations with maturities up to five years. We renewed the New European LOC Facility in October 2010 consistent with its initial terms for an additional 364-day period. We pay fees of 1.35% and 0.40% for utilized and unutilized capacity, respectively, under our New European LOC Facility. We had outstanding letters of credit drawn on the New European LOC Facility of €67.6 million ($98.0 million) and €55.7 million ($74.5 million) as of June 30, 2011 and December 31, 2010, respectively.
     Our ability to issue additional letters of credit under our previous European Letter of Credit Facility (“Old European LOC Facility”), which had a commitment of €110.0 million, expired November 9, 2009. We paid annual and fronting fees of 0.875% and 0.10%, respectively, for letters of credit written against the Old European LOC Facility. We had outstanding letters of credit written against the Old European LOC Facility of €18.9 million ($27.4 million) and €33.3 million ($44.5 million) as of June 30, 2011 and December 31, 2010, respectively.
     Certain banks are parties to both facilities and are managing their exposures on an aggregated basis. As such, the commitment under the New European LOC Facility is reduced by the face amount of existing letters of credit written against the Old European LOC Facility prior to its expiration. These existing letters of credit will remain outstanding, and accordingly offset the €125.0 million capacity of the New European LOC Facility until their maturity, which, as of June 30, 2011, was approximately one year for the majority of the outstanding existing letters of credit. After consideration of outstanding commitments under both facilities, the available capacity under the New European LOC Facility was €112.1 million as of June 30, 2011, of which €67.6 million has been utilized.
6. Realignment Programs and IPD Recovery Plan
     Beginning in 2009, we initiated realignment programs to reduce and optimize certain non-strategic manufacturing facilities and our overall cost structure by improving our operating efficiency, reducing redundancies, maximizing global consistency and driving improved financial performance, as well as expanding our efforts to optimize assets, respond to reduced orders and drive an enhanced customer-facing organization (“Realignment Programs”). Most of the realignment initiatives related to these programs have been substantially completed as of June 30, 2011 and we currently expect total charges related to these realignment programs will be approximately $92 million, of which $88.5 million has been incurred through June 30, 2011. Total expected realignment charges represent management’s best estimate to date, and actual realignment charges incurred could vary from total expected charges as all initiatives are finalized.
     The Realignment Programs consist of both restructuring and non-restructuring charges. Restructuring charges represent costs associated with the relocation of certain business activities, outsourcing of some business activities and facility closures. Non-restructuring charges are costs incurred to improve operating efficiency and reduce redundancies and primarily represent employee severance. Charges are reported in Cost of Sales (“COS”) or Selling, General & Administrative Expense (“SG&A”), as applicable, in our condensed consolidated statements of income, net of adjustments related to changes in estimates of previously recorded amounts.
     Charges related to our Realignment Programs were $1.3 million and $7.6 million for the three months ended June 30, 2011 and June 30, 2010, respectively. For the three months ended June 30, 2010, Industrial Product Division (“IPD”) and FCD incurred $4.1 million and $3.1 million of charges, respectively.
     Charges related to our Realignment Programs were $2.1 million ($2.0 million in IPD) and $8.1 million ($4.3 million in IPD and $3.1 million in FCD) for the six months ended June 30, 2011 and June 30, 2010, respectively.

     The restructuring reserve related to the Realignment Programs was $2.2 million and $7.1 million at June 30, 2011 and December 31, 2010, respectively. Other than cash payments, there was no significant activity related to the restructuring reserve during the three or six months ended June 30, 2011.
     In addition, in connection with our previously announced IPD recovery plan, in the second quarter of 2011 we initiated new activities to optimize structural parts of IPD’s business. We expect charges related to this program to be non-restructuring in nature and will approximate $9 million, of which $7.1 million was incurred and recorded in COS for the three months ended June 30, 2011.
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
8. Inventories
     Certain reclassifications have been made to prior period information to conform to current year presentation.
     Inventories, net consisted of the following:

	June 30,	December 31,
(Amounts in thousands)	2011	2010
Raw materials	$315,830	$265,742
Work in process	819,382	688,710
Finished goods	339,204	306,083
Less: Progress billings	(310,128)	(305,541)
Less: Excess and obsolete reserve	(73,713)	(68,263)

Inventories, net	$1,090,575	$886,731

9. Equity Method Investments
     As of June 30, 2011, we had investments in eight joint ventures (one located in each of Japan, Saudi Arabia, South Korea, and the United Arab Emirates and two located in each of China and India) that were accounted for using the equity method. Summarized below is combined income statement information, based on the most recent financial information (unaudited), for those investments:

	Three Months Ended June 30,
(Amounts in thousands)	2011	2010
Revenues	$70,909	$52,556
Gross profit	20,209	17,623
Income before provision for income taxes	13,338	13,239
Provision for income taxes	(3,902)	(3,586)

Net income	$9,436	$9,653

	Six Months Ended June 30,
(Amounts in thousands)	2011	2010
Revenues	$150,141	$113,920
Gross profit	47,925	40,258
Income before provision for income taxes	33,136	29,743
Provision for income taxes	(10,132)	(7,954)

Net income	$23,004	$21,789

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
10. Earnings Per Share
     The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share. Earnings per weighted average common share outstanding was calculated as follows:

	Three Months Ended June 30,
(Amounts in thousands, except per share data)	2011	2010
Net earnings of Flowserve Corporation	$98,732	$91,647
Dividends on restricted shares not expected to vest	4	4

Earnings attributable to common and participating shareholders	$98,736	$91,651

Weighted average shares:
Common stock	55,483	55,588
Participating securities	264	325

Denominator for basic earnings per common share	55,747	55,913
Effect of potentially dilutive securities	495	559

Denominator for diluted earnings per common share	56,242	56,472

Earnings per common share:
Basic	$1.77	$1.64
Diluted	1.76	1.62

	Six Months Ended June 30,
(Amounts in thousands, except per share data)	2011	2010
Net earnings of Flowserve Corporation	$195,715	$171,868
Dividends on restricted shares not expected to vest	7	8

Earnings attributable to common and participating shareholders	$195,722	$171,876

Weighted average shares:
Common stock	55,420	55,423
Participating securities	281	351

Denominator for basic earnings per common share	55,701	55,774
Effect of potentially dilutive securities	590	712

Denominator for diluted earnings per common share	56,291	56,486

Earnings per common share:
Basic	$3.51	$3.08
Diluted	3.48	3.04
     Diluted earnings per share above is based upon the weighted average number of shares as determined for basic earnings per share plus shares potentially issuable in conjunction with stock options, restricted share units and performance share units.

     For the three and six months ended both June 30, 2011 and 2010, we had no options to purchase common stock that were excluded from the computation of potentially dilutive securities.
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
Other
     In the second quarter of 2011, we were assessed a €2.7 million ($3.9 million, at the then-current exchange rate) penalty by a Spanish regulatory commission. This commission ruled that a Spanish pump company trade association, of which our Spanish subsidiary was largely an inactive member, attempted to engage in certain prohibited anti-competitive activities in Spain. The trade association’s members were each assessed a fine at a set percentage of Spanish sales during the evaluation period, notwithstanding that, according to the Spanish ruling, we did not benefit from the trade association’s activities. We are currently evaluating our alternatives for legal recourse of this ruling.
     We are currently involved as a potentially responsible party at six former public waste disposal sites in various stages of evaluation or remediation. The projected cost of remediation at these sites, as well as our alleged “fair share” allocation, will remain uncertain until all studies have been completed and the parties have either negotiated an amicable resolution or the matter has been judicially resolved. At each site, there are many other parties who have similarly been identified. Many of the other parties identified are financially strong and solvent companies that appear able to pay their share of the remediation costs. Based on our information about the waste disposal practices at these sites and the environmental regulatory process in general, we believe that it is likely that ultimate remediation liability costs for each site will be apportioned among all liable parties, including site owners and waste transporters, according to the volumes and/or toxicity of the wastes shown to have been disposed of at the sites. We believe that our exposure for existing disposal sites will not be material.
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
12. Retirement and Postretirement Benefits
     Components of the net periodic cost for retirement and postretirement benefits for the three months ended June 30, 2011 and 2010 were as follows:

	U.S.		Non-U.S.		Postretirement
(Amounts in millions)	Defined Benefit Plans		Defined Benefit Plans		Medical Benefits
	2011	2010	2011	2010	2011	2010
Service cost	$4.6	$5.1	$1.3	$1.2	$-	$-
Interest cost	4.3	4.6	3.3	3.2	0.5	0.5
Expected return on plan assets	(5.4)	(6.1)	(2.0)	(1.8)	-	-
Amortization of prior service benefit	(0.3)	(0.3)	-	-	(0.4)	(0.5)
Amortization of unrecognized net loss (gain)	2.7	2.4	0.5	0.6	(0.3)	(0.6)

Net periodic cost (benefit) recognized	$5.9	$5.7	$3.1	$3.2	$(0.2)	$(0.6)

     Components of the net periodic cost for retirement and postretirement benefits for the six months ended June 30, 2011 and 2010 were as follows:

	U.S.		Non-U.S.		Postretirement
(Amounts in millions)	Defined Benefit Plans		Defined Benefit Plans		Medical Benefits
	2011	2010	2011	2010	2011	2010
Service cost	$9.9	$10.2	$2.5	$2.4	$-	$-
Interest cost	8.6	9.1	6.6	6.5	0.9	1.0
Expected return on plan assets	(10.9)	(12.1)	(4.0)	(3.7)	-	-
Amortization of prior service benefit	(0.6)	(0.6)	-	-	(0.8)	(1.0)
Amortization of unrecognized net loss (gain)	5.4	4.9	1.0	1.2	(0.7)	(1.1)

Net periodic cost (benefit) recognized	$12.4	$11.5	$6.1	$6.4	$(0.6)	$(1.1)

     See additional discussion of our retirement and postretirement benefits in Note 12 to our consolidated financial statements included in our 2010 Annual Report.
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
     On February 26, 2008, our Board of Directors authorized a program to repurchase up to $300.0 million of our outstanding common stock over an unspecified time period, and the program commenced in the second quarter of 2008. We repurchased 100,000 shares for $12.2 million and 112,500 shares for $11.1 million during the three months ended June 30, 2011 and 2010, respectively. We repurchased 212,500 shares for $26.0 million and 225,000 shares for $23.1 million during the six months ended June 30, 2011 and 2010, respectively. To date, we have repurchased a total of 2,948,100 shares for $278.0 million under this program.
14. Income Taxes
     For the three months ended June 30, 2011, we earned $137.0 million before taxes and provided for income taxes of $38.2 million, resulting in an effective tax rate of 27.9%. For the six months ended June 30, 2011, we earned $267.6 million before taxes and provided for income taxes of $71.9 million, resulting in an effective tax rate of 26.9%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended June 30, 2011 primarily due to the net impact of foreign operations. The effective tax rate varied from the U.S. federal statutory rate for the six months ended June 30, 2011 primarily due to the net impact of foreign operations and the lapse of the statute of limitations in certain jurisdictions.
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
     As of June 30, 2011, the amount of unrecognized tax benefits increased by $4.4 million from December 31, 2010, due to the net impacts of currency translation adjustments, expiration of statutes and audit settlements. With limited exception, we are no longer subject to U.S. federal, state and local income tax audits for years through 2006 or non-U.S. income tax audits for years through 2003. We are currently under examination for various years in Austria, Belgium, Germany, India, Singapore, the U.S. and Venezuela.
     It is reasonably possible that within the next 12 months the effective tax rate will be impacted by the resolution of some or all of the matters audited by various taxing authorities. It is also reasonably possible that we will have the statute of limitations close in various taxing jurisdictions within the next 12 months. As such, we estimate we could record a reduction in our tax expense of between $8.3 million and $23.1 million within the next 12 months.

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
     We conduct our operations through these three business segments based on type of product and how we manage the business:
•	Flow Solutions Group (“FSG”) Engineered Product Division (“EPD”) for long lead-time, engineered pumps and pump systems, mechanical seals, auxiliary systems and replacement parts and related services;

•	FSG IPD for pre-configured pumps and pump systems and related products and services; and

•	FCD for engineered and industrial valves, control valves, actuators and controls and related services.
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
     The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

Three Months Ended June 30, 2011				Subtotal –	Eliminations
	Flow Solutions Group			Reportable	and All	Consolidated
(Amounts in thousands)	EPD	IPD	FCD	Segments	Other	Total
Sales to external customers	$539,213	$202,483	$384,056	$1,125,752	$-	$1,125,752
Intersegment sales	18,080	22,033	3,029	43,142	(43,142)	-
Segment operating income	86,686	9,617	59,935	156,238	(16,132)	140,106

Three Months Ended June 30, 2010				Subtotal –	Eliminations
	Flow Solutions Group			Reportable	and All	Consolidated
(Amounts in thousands)	EPD	IPD	FCD	Segments	Other	Total
Sales to external customers	$508,260	$185,821	$267,015	$961,096	$-	$961,096
Intersegment sales	16,192	12,818	1,764	30,774	(30,774)	-
Segment operating income	106,263	15,912	42,155	164,330	(18,301)	146,029

Six Months Ended June 30, 2011				Subtotal –	Eliminations
	Flow Solutions Group			Reportable	and All	Consolidated
(Amounts in thousands)	EPD	IPD	FCD	Segments	Other	Total
Sales to external customers	$1,038,973	$363,395	$720,591	$2,122,959	$-	$2,122,959
Intersegment sales	42,091	37,446	4,091	83,628	(83,628)	-
Segment operating income	178,442	22,693	107,469	308,604	(38,245)	270,359

Six Months Ended June 30, 2010				Subtotal –	Eliminations
	Flow Solutions Group			Reportable	and All	Consolidated
(Amounts in thousands)	EPD	IPD	FCD	Segments	Other	Total
Sales to external customers	$1,025,355	$372,893	$521,754	$1,920,002	$-	$1,920,002
Intersegment sales	30,922	21,882	3,086	55,890	(55,890)	-
Segment operating income	208,633	36,880	82,230	327,743	(39,539)	288,204

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
EXECUTIVE OVERVIEW
Our Company
     We believe that we are a world-leading manufacturer and aftermarket service provider of comprehensive flow control systems. We develop and manufacture precision-engineered flow control equipment integral to the movement, management and protection of the flow of materials in our customers’ critical processes. Our product portfolio of pumps, valves, seals, automation and aftermarket services supports global infrastructure industries, including oil and gas, chemical, power generation and water management, as well as general industrial markets where our products and services add value. Through our manufacturing platform and global network of Quick Response Centers (“QRCs”), we offer a broad array of aftermarket equipment services, such as installation, advanced diagnostics, repair and retrofitting. We currently employ approximately 15,000 employees in more than 50 countries.
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

     During the first half of 2011, we experienced improved market conditions as global economic conditions continued to stabilize. The oil and gas industry experienced improved conditions, as the developing regions’ economic growth plans rekindled projections of demand growth for oil and natural gas. The developing and mature regions also experienced increased chemical processing investment. In the mature regions excluding Europe, the oil and gas and chemical industries experienced a moderate level of investment. Pipeline and refining investments were driven by infrastructure expansion plans in growing regions. The water management industry displayed stability in its spending levels, as investments in this market tend to persist in varying economic conditions.
     During the first half of 2011, we continued to experience favorable conditions in our aftermarket business driven by our customers’ need to maintain continuing operations across several industries and the expansion of our aftermarket capabilities provided through our new integrated solutions offerings. Our pursuit of major capital projects globally and investing in our ability to serve the customer in a local manner remain key components of our long-term growth strategy, as well as to provide stability during various economic periods. We believe that our commitment to localize service support capabilities close to our customers’ operations through our QRC network has provided us with the opportunity to grow our market share in the aftermarket portion of our business.
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
     Ongoing political and economic conditions in North Africa have caused us to experience shipment delays to this region. We estimate that the shipments to this region that have been delayed resulted in lost or delayed opportunities for operating income of $2.5 million ($2.2 million in EPD and $0.3 million in IPD) and $5.1 million ($4.1 million in EPD and $1.0 million in IPD) for the three months and six months ended June 30, 2011, respectively. We are closely monitoring the conditions in the Middle East and North Africa and, while there are many potential outcomes in each individual country that are difficult to estimate, based on current facts and circumstances as we understand them, it is possible that delayed shipments and bookings could continue throughout the remainder of the year. If the current conditions in North Africa persist, we estimate that the unfavorable impact on bookings through the end of 2011 could approximate $25 million. The preponderance of our physical assets in the region are located in the Kingdom of Saudi Arabia and the United Arab Emirates and have, to date, not been affected by the unrest elsewhere in the region.
     We continue to assess the conditions and potential adverse impacts of the earthquake and tsunami in Japan earlier in the year, in particular as they relate to our customers and suppliers in the impacted regions, as well as announced and potential regulatory impacts to the global nuclear power market. We did not experience any significant adverse impacts due to shipment delays, collection issues or supply chain disruptions during the first half of 2011; however, we have experienced a small amount of lost or delayed bookings in the region in the second quarter and anticipate we could continue to experience lost or delayed bookings in the region through the end of 2011. We are also closely monitoring the effects of the Japan crisis on the global nuclear power industry. While it is difficult to estimate the effect of the Fukushima plant shutdown on the global nuclear power market, we believe that there has been a related reduction in orders in the second quarter that could continue throughout 2011, which may affect both bookings and sales in the second half of 2011.
RESULTS OF OPERATIONS – Three and six months ended June 30, 2011 and 2010
     Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects on operations by translating current year results on a monthly basis at prior year exchange rates for the same periods.
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
     As discussed in Note 6 to our condensed consolidated financial statements included in this Quarterly Report, beginning in 2009, we initiated Realignment Programs to reduce and optimize certain non-strategic manufacturing facilities and our overall cost structure by improving our operating efficiency, reducing redundancies, maximizing global consistency and driving improved financial performance, as well as expanding our efforts to optimize assets, responding to reduced orders and driving an enhanced customer-facing organization. To date, we have incurred charges related to our Realignment Programs of $88.5 million, including $18.3 million in 2010 and $68.1 million in 2009. We expect to incur approximately $3 million of additional charges resulting in total expected

Realignment Programs charges of approximately $92 million for approved plans. Total expected realignment charges represent management’s best estimate to date for approved plans. As the execution of certain initiatives are still in process, the amount and nature of actual realignment charges incurred could vary from total expected charges.
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
     Charges related to our Realignment Programs were $1.3 million and $7.6 million for the three months ended June 30, 2011 and June 30, 2010, respectively. IPD and FCD incurred $0.8 million and $0.5 million of realignment charges for the three months ended June 30, 2011, respectively. EPD incurred a net realignment credit of $0.2 million for the same period due to changes in estimates of previously recorded amounts. For the three months ended June 30, 2010, IPD, FCD and EPD incurred $4.1 million, $3.1 million and $0.2 million of realignment charges, respectively.
     Charges related to our Realignment Programs were $2.1 million ($2.0 million in IPD and $0.4 million in FCD) and $8.1 million ($4.3 million in IPD, $3.1 million in FCD and $0.4 million in EPD) for the six months ended June 30, 2011 and June 30, 2010, respectively.
     Based on actions under our Realignment Programs, we have realized additional savings of approximately $8 million and $19 million for the three and six months ended June 30, 2011, respectively, as compared with the same period in 2010, and we expect to realize total savings in 2011 of approximately $118 million. Upon completion of our Realignment Programs, we expect annual run rate cost savings of approximately $120 million at current exchange rates. Approximately two-thirds of savings from the Realignment Programs were and will be realized in COS and the remainder in SG&A. Actual savings realized could vary from expected savings, which represent management’s best estimate to date.
     Generally, the aforementioned charges were or will be paid in cash, except for asset write-downs, which are non-cash charges. Asset write-down charges of $1.7 million and $1.1 million were recorded during the six months ended June 30, 2011 and 2010, respectively. The majority of remaining cash payments related to our Realignment Programs will be incurred by the end of 2012.
     In addition, in connection with our previously announced IPD recovery plan, in the second quarter of 2011 we initiated a new activities to optimize structural parts of IPD’s business. We expect charges related to this program to be non-restructuring in nature and will approximate $9 million, of which $7.1 million of charges were recorded in COS for the three months ended June 30, 2011.
Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended June 30,
(Amounts in millions)	2011	2010

Bookings	$1,211.6	$1,134.2
Sales	1,125.8	961.1

	Six Months Ended June 30,
(Amounts in millions)	2011	2010

Bookings	$2,370.9	$2,204.9
Sales	2,123.0	1,920.0
     We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacturing, service or support. Bookings recorded and subsequently cancelled within the year-to-date period are excluded from year-to-date bookings. Bookings for the three months ended June 30, 2011 increased by $77.4 million, or 6.8%, as compared with the same period in 2010. The increase included currency benefits of approximately $81 million. The overall net increase is primarily attributable to increased original equipment bookings in FCD, primarily attributable to growth in the oil and gas, chemical and general industries, and increased aftermarket bookings in EPD. These increases were slightly offset by decreased original equipment bookings in EPD.
     Bookings for the six months ended June 30, 2011 increased by $166.0 million, or 7.5%, as compared with the same period in 2010. The increase included currency benefits of approximately $100 million. The increase was primarily attributable to increased original equipment bookings in FCD and IPD, coupled with increased aftermarket bookings in EPD. These increases were partially offset by decreased original equipment bookings in EPD. The increase was also attributable to strength in the oil and gas and chemical industries in FCD and general industries in both FCD and IPD, partially offset by a decrease in the oil and gas industry in EPD.
     Sales for the three months ended June 30, 2011 increased by $164.7 million, or 17.1%, as compared with the same period in 2010. The increase included currency benefits of approximately $78 million. The increase is primarily due to increased original equipment sales in FCD and aftermarket sales in EPD and FCD, partially offset by decreased original equipment sales in EPD. Net sales to international customers, including export sales from the U.S., were approximately 74% of total sales for the three months ended June 30, 2011, as compared with approximately 70% for the same period in 2010.
     Sales for the six months ended June 30, 2011 increased by $203.0 million, or 10.6%, as compared with the same period in 2010. The increase included currency benefits of approximately $98 million. The increase is primarily due to increased original equipment sales in FCD and aftermarket sales in EPD and FCD, partially offset by decreased original equipment sales in EPD. Net sales to international customers, including export sales from the U.S., were approximately 72% of total sales for both the six months ended June 30, 2011 and 2010.
     Backlog represents the value of aggregate uncompleted customer orders. Backlog of $2,905.7 million at June 30, 2011 increased by $311.0 million, or 12.0%, as compared with December 31, 2010. Currency benefits provided an increase of approximately $106 million.
Gross Profit and Gross Profit Margin

	Three Months Ended June 30,
(Amounts in millions)	2011	2010

Gross profit	$369.3	$343.4
Gross profit margin	32.8%	35.7%

	Six Months Ended June 30,
(Amounts in millions)	2011	2010

Gross profit	$717.0	$691.7
Gross profit margin	33.8%	36.0%
     Gross profit for the three months ended June 30, 2011 increased by $25.9 million, or 7.5%, as compared with the same period in 2010. The increase included the effect of approximately $5 million in increased savings realized from our Realignment Programs as compared with the same period in 2010. Gross profit margin for the three months ended June 30, 2011 of 32.8% decreased from 35.7% for the same period in 2010. The decrease was primarily attributable to increased material costs and less favorable pricing in backlog for EPD, IPD and FCD, partially offset by a mix shift to higher margin aftermarket sales in EPD, increased savings from our Realignment Programs and various CIP initiatives across all segments. As a result of the sales mix shift, aftermarket sales increased to approximately 39% of total sales, as compared with approximately 38% of total sales for the same period in 2010.
     Gross profit for the six months ended June 30, 2011 increased by $25.3 million, or 3.7%, as compared with the same period in 2010. The increase included the effect of approximately $11 million in increased savings realized from our Realignment Programs as compared with the same period in 2010. Gross profit margin for the six months ended June 30, 2011 of 33.8% decreased from 36.0% for the same period in 2010. The decrease was primarily attributable to increased material costs and less favorable pricing in backlog for EPD, IPD and FCD, partially offset by a mix shift to higher margin aftermarket sales in EPD, increased savings from our Realignment Programs and various CIP initiatives across all segments. As a result of the sales mix shift, aftermarket sales increased to approximately 41% of total sales, as compared with approximately 39% of total sales for the same period in 2010.
Selling, General and Administrative Expense

	Three Months Ended June 30,
(Amounts in millions)	2011	2010

SG&A	$233.0	$201.3
SG&A as a percentage of sales	20.7%	20.9%

	Six Months Ended June 30,
(Amounts in millions)	2011	2010

SG&A	$455.6	$412.6
SG&A as a percentage of sales	21.5%	21.5%
     SG&A for the three months ended June 30, 2011 increased by $31.7 million, or 15.7%, as compared with the same period in 2010. Currency effects yielded an increase of approximately $12 million. The increase included the effect of approximately $4 million in increased savings from our Realignment Programs as compared with the same period in 2010. The increase was primarily attributable to increased selling and marketing related expenses in FCD and EPD, as well as a $3.9 million penalty that was assessed by a Spanish regulatory commission (See Note 11 to our condensed consolidated financial statements included in this Quarterly Report). These increases were partially offset by strict cost control actions and savings realized from our Realignment Programs discussed above. SG&A as a percentage of sales for the three months ended June 30, 2011 was slightly lower as compared with the same period in 2010.
     SG&A for the six months ended June 30, 2011 increased by $43.0 million, or 10.4%, as compared with the same period in 2010. Currency effects yielded an increase of approximately $15 million. The increase included the effect of approximately $8 million in increased savings from our Realignment Programs as compared with the same period in 2010. The increase was primarily attributable to increased selling and marketing related expenses in FCD and EPD, as well as a $3.9 million penalty that was assessed by a Spanish regulatory commission (See Note 11 to our condensed consolidated financial statements included in this Quarterly Report). These increases were partially offset by strict cost control actions and savings realized from our Realignment Programs discussed above. SG&A as a percentage of sales for the six months ended June 30, 2011 was flat as compared with the same period in 2010.
Net Earnings from Affiliates

	Three Months Ended June 30,
(Amounts in millions)	2011	2010

Net earnings from affiliates	$3.8	$4.0

	Six Months Ended June 30,
(Amounts in millions)	2011	2010

Net earnings from affiliates	$8.9	$9.1
     Net earnings from affiliates represents our net income from investments in eight joint ventures (one located in each of Japan, Saudi Arabia, South Korea and the United Arab Emirates and two located in each of China and India) that are accounted for using the equity method of accounting. Net earnings from affiliates for the three months ended June 30, 2011 decreased by $0.2 million, or 5.0%, as compared with the same period in 2010, primarily due to decreased earnings of our EPD joint venture in South Korea.
     Net earnings from affiliates for the six months ended June 30, 2011 decreased by $0.2 million, or 2.2%, as compared with the same period in 2010, primarily due to decreased earnings of our EPD joint venture in South Korea and our FCD joint venture in India.
Operating Income and Operating Margin

	Three Months Ended June 30,
(Amounts in millions)	2011	2010

Operating income	$140.1	$146.0
Operating income as a percentage of sales	12.4%	15.2%

	Six Months Ended June 30,
(Amounts in millions)	2011	2010

Operating income	$270.4	$288.2
Operating income as a percentage of sales	12.7%	15.0%
     Operating income for the three months ended June 30, 2011 decreased by $5.9 million, or 4.0%, as compared with the same period in 2010. The decrease included currency benefits of approximately $11 million. The decrease included the effect of approximately $8 million in increased savings realized from our Realignment Programs as compared with the same period in 2010.

The overall net decrease is primarily a result of the $31.7 million increase in SG&A, partially offset by the $25.9 million increase in gross profit, as discussed above. The decrease in operating income as a percent of sales is primarily due to gross profit margin decreasing to 32.8% from 35.7% for the same period in 2010.
     Operating income for the six months ended June 30, 2011 decreased by $17.8 million, or 6.2%, as compared with the same period in 2010. The decrease included currency benefits of approximately $15 million. The decrease included the effect of approximately $19 million in increased savings realized from our Realignment Programs as compared with the same period in 2010. The overall net decrease is primarily a result of the $43.0 million increase in SG&A, partially offset by the $25.3 million increase in gross profit, as discussed above. The decrease in operating income as a percent of sales is primarily due to gross profit margin decreasing to 33.8% from 36.0% for the same period in 2010.
Interest Expense and Interest Income

	Three Months Ended June 30,
(Amounts in millions)	2011	2010

Interest expense	$(9.5)	$(8.7)
Interest income	0.4	0.4

	Six Months Ended June 30,
(Amounts in millions)	2011	2010

Interest expense	$(18.1)	$(17.7)
Interest income	0.9	0.7
     Interest expense for the three and six months ended June 30, 2011 increased by $0.8 million and $0.4 million, respectively, as compared with the same periods in 2010. Interest expense increased in 2011 primarily due to increased interest expense on local borrowings to fund short-term cash needs to support growth in emerging markets. Approximately 70% of our term loan was at fixed rates at June 30, 2011, including the effects of $340.0 million of notional interest rate swaps.
     Interest income for the three months ended June 30, 2011 was flat as compared with the same period in 2010. Interest income for the six months ended June 30, 2011 increased by $0.2 million compared with the same period in 2010. This increase is primarily attributable to higher average cash balances in the first quarter of 2011 as compared with the same period in 2010.
Other Income (Expense), Net

	Three Months Ended June 30,
(Amounts in millions)	2011	2010

Other income (expense), net	$6.0	$(12.3)

	Six Months Ended June 30,
(Amounts in millions)	2011	2010

Other income (expense), net	$14.5	$(33.8)
     Other income (expense), net for the three months ended June 30, 2011 increased to other income, net of $6.0 million as compared with other expense, net of $12.3 million for the same period in 2010, primarily due to a $20.7 million increase in gains (due to a $4.5 million gain in the current period as compared with a $16.2 million loss in the prior period) on foreign exchange contracts.
     Other income (expense), net for the six months ended June 30, 2011 increased to other income, net of $14.5 million as compared with other expense, net of $33.8 million for the same period in 2010, primarily due to a $36.4 million increase in gains (due to a $10.1 million gain in the current period as compared with a $26.3 million loss in the prior period) on foreign exchange contracts, as well as a $13.8 million increase in gains (due to a $4.0 million gain in the current period as compared with an $9.8 million loss in the prior period) arising from transactions in currencies other than our sites’ functional currencies, which reflect the relative weakening of the U.S. dollar exchange rate versus the Euro during the six months ended June 30, 2011 as compared with the same period in 2010. The above mentioned currency losses in 2010 included the impact of the $8.6 million net loss recorded in the same period of 2010 as a result of Venezuela’s currency devaluation effective January 11, 2010.

Tax Expense and Tax Rate

	Three Months Ended June 30,
(Amounts in millions)	2011	2010

Provision for income taxes	$38.2	$33.6
Effective tax rate	27.9%	26.8%

	Six Months Ended June 30,
(Amounts in millions)	2011	2010

Provision for income taxes	$71.9	$65.4
Effective tax rate	26.9%	27.6%
     Our effective tax rate of 27.9% for the three months ended June 30, 2011 increased from 26.8% for the same period in 2010. The effective tax rate varied from the U.S. federal statutory rate for the three months ended June 30, 2011 primarily due to the net impact of foreign operations. Our effective tax rate of 26.9% for the six months ended June 30, 2011 decreased from 27.6% for the same period in 2010. The decrease is primarily due to the net impact of foreign operations and the lapse of the statute of limitations in certain jurisdictions.
Other Comprehensive Income (Expense)

	Three Months Ended June 30,
(Amounts in millions)	2011	2010

Other comprehensive income (expense)	$27.5	$(58.3)

	Six Months Ended June 30,
(Amounts in millions)	2011	2010

Other comprehensive income (expense)	$76.2	$(92.4)
     Other comprehensive income (expense) for the three months ended June 30, 2011 increased to income of $27.5 million from expense of $58.3 million for the same period in 2010, primarily reflecting the weakening of the U.S. dollar exchange rate versus the Euro during the three months ended June 30, 2011, as compared with the same period in 2010.
     Other comprehensive income (expense) for the six months ended June 30, 2011 increased to income of $76.2 million from expense of $92.4 million for the same period in 2010, primarily reflecting the weakening of the U.S. dollar exchange rate versus the Euro during the six months ended June 30, 2011, as compared with the same period in 2010.
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
FSG Engineered Product Division Segment Results
     Our largest business segment is EPD, through which we design, manufacture, distribute and service engineered pumps and pump systems, mechanical seals, auxiliary systems and provide related services (collectively referred to as “original equipment”). EPD includes longer lead-time, highly engineered pump products and shorter cycle engineered mechanical seals that are generally manufactured much more quickly. EPD also manufactures replacement parts and related equipment and provides a full array of replacement parts, repair and support services (collectively referred to as “aftermarket”). EPD primarily operates in the oil and gas, chemical, power generation and water management industries. EPD operates in 40 countries with 26 manufacturing facilities worldwide, nine of which are located in Europe, nine in North America, four in Asia and four in Latin America, and it has 118 QRCs, including those co-located in manufacturing facilities.

	Three Months Ended June 30,

(Amounts in millions)	2011	2010

Bookings	$588.1	$631.1
Sales	557.3	524.5
Gross profit	192.0	193.6
Gross profit margin	34.5%	36.9%
Segment operating income	86.7	106.3
Segment operating income as a percentage of sales	15.6%	20.3%

	Six Months Ended June 30,

(Amounts in millions)	2011	2010

Bookings	$1,187.6	$1,222.8
Sales	1,081.1	1,056.3
Gross profit	380.2	390.3
Gross profit margin	35.2%	36.9%
Segment operating income	178.4	208.6
Segment operating income as a percentage of sales	16.5%	19.7%
     Bookings for the three months ended June 30, 2011 decreased by $43.0 million, or 6.8%, as compared with the same period in 2010. The decrease included currency benefits of approximately $37 million. Customer bookings in Europe, the Middle East and Africa (“EMA”), North America and Asia Pacific decreased $41.0 million (including currency benefits of approximately $24 million), $3.7 million and $2.7 million, respectively. These decreases were partially offset by an increase in Latin America of $6.7 million. The overall net decrease primarily consisted of a decrease in the oil and gas industry, partially offset by an increase in the power generation industry. The second quarter of 2010 included the impact of an order in excess of $80 million for crude oil pumps, seals and related support services that did not recur in the comparable 2011 period. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $3.3 million.
     Bookings for the six months ended June 30, 2011 decreased by $35.2 million, or 2.9%, as compared with the same period in 2010. The decrease included currency benefits of approximately $49 million. Customer bookings in EMA and North America decreased $52.3 million (including currency benefits of approximately $26 million) and $10.1 million, respectively. These decreases were partially offset by an increase of $27.6 million in Latin America. The overall net decrease primarily consisted of a decrease in the oil and gas industry. Included in the six months ended June 30, 2010 is the impact of an order in excess of $80 million for crude oil pumps, seals and related support services that did not recur in the comparable 2011 period. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased by less than a $1.0 million.
     Sales for the three months ended June 30, 2011 increased $32.8 million, or 6.3%, as compared with the same period in 2010. The increase included currency benefits of approximately $40 million. The increase was primarily due to increased customer sales in North America, Asia Pacific and Latin America of $19.9 million, $17.5 million and $7.1 million, respectively. Those increases were substantially driven by increased aftermarket sales and were partially offset by a decrease of $6.1 million (including currency benefits of approximately $22 million) in EMA. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) increased $1.9 million.
     Sales for the six months ended June 30, 2011 increased $24.8 million, or 2.3%, as compared with the same period in 2010. The increase included currency benefits of approximately $50 million. The increase was primarily due to increased customer sales in North America, Asia Pacific and Latin America of $39.2 million, $31.0 million and $2.9 million, respectively. Those increases were substantially driven by increased aftermarket sales, and were partially offset by a decrease of $53.7 million (including currency benefits of approximately $24 million) in EMA. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) increased $11.2 million.
     Gross profit for the three months ended June 30, 2011 decreased by $1.6 million, or 0.8%, as compared with the same period in 2010. Gross profit margin for the three months ended June 30, 2011 of 34.5% decreased from 36.9% for the same period in 2010. The decrease was primarily attributed to less favorable pricing shipped from backlog, increased material costs and incremental charges associated with certain projects that have not yet shipped, partially offset by a sales mix shift towards higher margin aftermarket sales, savings realized from our supply chain initiatives and increased savings realized from our Realignment Programs as compared with the same period in 2010.

     Gross profit for the six months ended June 30, 2011 decreased by $10.1 million, or 2.6%, as compared with the same period in 2010. Gross profit margin for the six months ended June 30, 2011 of 35.2% decreased from 36.9% for the same period in 2010. The decrease was primarily attributed to less favorable pricing shipped from backlog, increased material costs and incremental charges associated with certain projects that have not yet shipped, partially offset by a sales mix shift towards higher margin aftermarket sales, as well as operational efficiencies and savings realized from our supply chain initiatives and increased savings realized from our Realignment Programs as compared with the same period in 2010.
     Operating income for the three months ended June 30, 2011 decreased by $19.6 million, or 18.4%, as compared with the same period in 2010. The decrease included currency benefits of approximately $6 million. The decrease was due primarily to reduced gross profit of $1.6 million, as discussed above, and increased SG&A of $17.5 million (including negative currency impacts of approximately $6 million), which was primarily due to increased selling and marketing related expenses and a $3.9 million penalty that was assessed by a Spanish regulatory commission (See Note 11 to our condensed consolidated financial statements included in this Quarterly Report).
     Operating income for the six months ended June 30, 2011 decreased by $30.2 million, or 14.5%, as compared with the same period in 2010. The decrease included currency benefits of approximately $9 million. The overall net decrease was due primarily to reduced gross profit of $10.1 million, as discussed above, and increased SG&A of $20.0 million (including negative currency impacts of approximately $8 million), which was primarily due to increased selling and marketing related expenses, allowance for doubtful accounts recoveries during the same period in 2010 that did not recur and a $3.9 million penalty that was assessed by a Spanish regulatory commission (See Note 11 to our condensed consolidated financial statements included in this Quarterly Report).
     Backlog of $1,574.7 million at June 30, 2011 increased by $139.2 million, or 9.7%, as compared with December 31, 2010. Currency effects provided an increase of approximately $54 million. Backlog at June 30, 2011 and December 31, 2010 included $21.9 million and $25.5 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
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

	Three Months Ended June 30,

(Amounts in millions)	2011	2010

Bookings	$228.8	$214.3
Sales	224.5	198.6
Gross profit	44.2	49.6
Gross profit margin	19.7%	25.0%
Segment operating income	9.6	15.9
Segment operating income as a percentage of sales	4.3%	8.0%

	Six Months Ended June 30,

(Amounts in millions)	2011	2010

Bookings	$453.7	$408.4
Sales	400.8	394.8
Gross profit	89.5	104.6
Gross profit margin	22.3%	26.5%
Segment operating income	22.7	36.9
Segment operating income as a percentage of sales	5.7%	9.3%
     Bookings for the three months ended June 30, 2011 increased by $14.5 million, or 6.8%, as compared with the same period in 2010. This increase included currency benefits of approximately $14 million. The increase was primarily driven by increased customer bookings of $11.2 million in the Americas, substantially offset by decreased customer bookings in EMA and Australia. Increased customer bookings, primarily in the chemical and general industries, were substantially offset by decreased customer bookings in the power generation and oil and gas industries. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increased by 14.0 million.
     Bookings for the six months ended June 30, 2011 increased by $45.3 million, or 11.1%, as compared with the same period in 2010. The increase included currency benefits of approximately $17 million. The increase was primarily driven by increased customer bookings of $16.0 million in the Americas and $11.9 million in EMA and Australia. Increased customer bookings were driven by general, mining and water management industries, partially offset by decreased customer bookings in the power generation and oil and gas industries. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increased $19.8 million.
     Sales for the three months ended June 30, 2011 increased by $25.9 million, or 13.0%, as compared with the same period in 2010. The increase included currency benefits of approximately $12 million. The increase in customer sales was driven by an increase of $16.8 million in the Americas primarily due to original equipment. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) increased $9.2 million.
     Sales for the six months ended June 30, 2011 increased by $6.0 million, or 1.5%, as compared with the same period in 2010. The increase included currency benefits of approximately $18 million. A decrease in customer sales of $9.8 million was driven by decreases in EMA and Australia, partially offset by increases in the Americas. The declines in EMA and Australia were primarily attributable to decreased original equipment sales, which resulted from lower beginning of year backlog as compared with 2010. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) increased $15.6 million.
     Gross profit for the three months ended June 30, 2011 decreased by $5.4 million, or 10.9%, as compared with the same period in 2010. Gross profit margin for the three months ended June 30, 2011 of 19.7% decreased from 25.0% for the same period in 2010. The decrease is primarily attributable to increased realignment costs of $3.7 million, less favorable pricing shipped from backlog, increased material costs and operational efficiency issues in certain sites, partially offset by increased sales, which favorably impacted our absorption of fixed manufacturing costs and increased savings realized from our Realignment Programs, as compared with the same period in 2010.
     Gross profit for the six months ended June 30, 2011 decreased by $15.1 million, or 14.4%, as compared with the same period in 2010. Gross profit margin for the six months ended June 30, 2011 of 22.3% decreased from 26.5% for the same period in 2010. The decrease is primarily attributable to increased realignment costs of $4.9 million, less favorable pricing shipped from backlog, increased material costs and operational efficiency issues in certain sites, partially offset by increased savings realized from our Realignment Programs, as compared with the same period in 2010.
     Operating income for the three months ended June 30, 2011 decreased by $6.3 million, or 39.6%, as compared with the same period in 2010. The decrease included currency benefits of less than $1 million. The decrease is due to the $5.4 million decrease in gross profit discussed above and a $0.9 million increase in SG&A. The increase in SG&A included negative currency effects of approximately $2 million.
     Operating income for the six months ended June 30, 2011 decreased by $14.2 million, or 38.5%, as compared with the same period in 2010. The decrease included currency benefits of approximately $1 million. The overall net decrease is due to the $15.1 million decrease in gross profit discussed above, partially offset by a $0.9 million decrease in SG&A. The decrease in SG&A included negative currency effects of approximately $2 million. The decrease in SG&A is due to strict cost control actions in 2011 and increased savings realized from our Realignment Programs as compared with the same period in 2010.
     Backlog of $635.6 million at June 30, 2011 increased by $67.6 million, or 11.9%, as compared with December 31, 2010. Currency effects provided an increase of approximately $33 million. Backlog at June 30, 2011 and December 31, 2010 includes $49.7 million and $38.5 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
Flow Control Division Segment Results
     Our second largest business segment is FCD, which designs, manufactures and distributes a broad portfolio of engineered-to-order and configured-to-order isolation valves, control valves, valve automation products, boiler controls and related services. FCD leverages its experience and application know-how by offering a complete menu of engineered services to complement its expansive product portfolio. FCD has a total of 51 manufacturing facilities and QRCs in 23 countries around the world, with only five of its 24 manufacturing operations located in the U.S. Based on independent industry sources, we believe that we are the fourth largest industrial valve supplier on a global basis.

	Three Months Ended June 30,

(Amounts in millions)	2011	2010

Bookings	$440.0	$324.9
Sales	387.1	268.8
Gross profit	131.9	100.1
Gross profit margin	34.1%	37.2%
Segment operating income	59.9	42.2
Segment operating income as a percentage of sales	15.5%	15.7%

	Six Months Ended June 30,

(Amounts in millions)	2011	2010

Bookings	$817.3	$643.8
Sales	724.7	524.8
Gross profit	247.5	195.8
Gross profit margin	34.2%	37.3%
Segment operating income	107.5	82.2
Segment operating income as a percentage of sales	14.8%	15.7%
     Bookings for the three months ended June 30, 2011 increased $115.1 million, or 35.4%, as compared with the same period in 2010. The increase included currency benefits of approximately $31 million. The increase in bookings is primarily attributable to strength in the oil and gas industry in EMA, maintenance, repair and overhaul (“MRO”) activity in the chemical industry in North America and general industries across all regions. Increased bookings were partially offset by decreases in the power generation industry in North America. Included above are Valbart bookings of $47.7 million.
     Bookings for the six months ended June 30, 2011 increased $173.5 million, or 26.9%, as compared with the same period in 2010. The increase included currency benefits of approximately $34 million. The increase in bookings is primarily attributable to strength in the oil and gas industry, primarily in EMA and North America, and increased bookings in the chemical industry, primarily in North America, EMA and China, and general industries in Russia. Increased bookings were partially offset by decreases in the power generation industry, largely driven by North America. Included above are Valbart bookings of $64.0 million.
     Sales for the three months ended June 30, 2011 increased $118.3 million, or 44.0%, as compared with the same period in 2010. The increase included currency benefits of approximately $26 million. Customer sales in EMA, Asia Pacific and North America increased approximately $69 million (including currency benefits of approximately $22 million), $22 million and $19 million, respectively, reflecting continued recovery in the oil and gas, chemical and general industries. Included above are Valbart sales of $37.4 million.
     Sales for the six months ended June 30, 2011 increased $199.9 million, or 38.1%, as compared with the same period in 2010. The increase included currency benefits of approximately $30 million. Customer sales in EMA, Asia Pacific and North America increased approximately $124 million (including currency benefits of approximately $24 million), $34 million and $34 million, respectively, reflecting continued recovery in oil and gas industry in EMA. Included above are Valbart sales of $67.4 million.
     Gross profit for the three months ended June 30, 2011 increased by $31.8 million, or 31.8%, as compared with the same period in 2010. Gross profit margin for the three months ended June 30, 2011 of 34.1% decreased from 37.2% for the same period in 2010. The decrease was attributable to increased material costs, less favorable pricing and the negative impact of low margins on acquired Valbart backlog, partially offset by increased sales, which favorably impacted our absorption of fixed manufacturing costs, and various CIP initiatives. Gross profit attributable to Valbart was $5.9 million.
     Gross profit for the six months ended June 30, 2011 increased by $51.7 million, or 26.4%, as compared with the same period in 2010. Gross profit margin for the six months ended June 30, 2011 of 34.2% decreased from 37.3% for the same period in 2010. The decrease was attributable to increased material costs, less favorable pricing and the negative impact of low margins on acquired Valbart backlog, partially offset by increased sales, which favorably impacted our absorption of fixed manufacturing costs, and various CIP initiatives. Gross profit attributable to Valbart was $10.5 million.
     Operating income for the three months ended June 30, 2011 increased by $17.7 million, or 41.9%, as compared with the same period in 2010. The increase included currency benefits of approximately $4 million. The increase was principally attributable to the $31.8 million increase in gross profit as discussed above, partially offset by $14.4 million increase in SG&A, which included SG&A of $4.9 million attributable to Valbart. Increased SG&A was primarily attributable to increased selling and marketing-related expenses and increased research and development costs, partially offset by a decrease in charges and increased savings resulting from our Realignment Programs, as compared with the same period in 2010.
     Operating income for the six months ended June 30, 2011 increased by $25.3 million, or 30.8%, as compared with the same period in 2010. The increase included currency benefits of approximately $5 million. The increase was principally attributable to the $51.7 million increase in gross profit as discussed above, partially offset by a $26.5 million increase in SG&A, which included SG&A of $11.0 million attributable to Valbart. Increased SG&A was primarily attributable to increased selling and marketing-related expenses and increased research and development costs, partially offset by a decrease in charges and increased savings resulting from our Realignment Programs as compared with the same period in 2010.
     Backlog of $768.6 million at June 30, 2011 increased by $110.1 million, or 16.7%, as compared with December 31, 2010. Currency effects provided an increase of approximately $19 million.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis

	Six Months Ended June 30,

(Amounts in millions)	2011	2010

Net cash flows used by operating activities	$(237.8)	$(52.7)
Net cash flows used by investing activities	(45.7)	(17.3)
Net cash flows used by financing activities	(62.9)	(39.2)
     Existing cash, cash generated by operations and borrowings available under our existing revolving credit facility are our primary sources of short-term liquidity. Our cash balance at June 30, 2011 was $221.3 million, as compared with $557.6 million at December 31, 2010.
     For the six months ended June 30, 2011 our cash used by operating activities was generally consistent with our historic use of cash during the first half of the year; however, the first half of 2011 also reflected additional cash used by operating activities to support short-term working capital needs. Working capital increased for the six months ended June 30, 2011, as compared with the same period 2010, due primarily to higher inventory of $161.3 million and higher accounts receivable of $121.5 million. Working capital increased for the six months ended June 30, 2010, due primarily to lower accrued liabilities of $123.8 million, resulting from reductions in accruals for broad-based annual incentive program payments related to prior period performance and reductions in advanced cash received from customers, lower accounts payable of $67.6 million and increased inventories of $63.8 million. During the six months ended June 30, 2011, we contributed $3 million to our U.S. pension plan.
     Increases in accounts receivable used $121.6 million of cash flow for the six months ended June 30, 2011, as compared with $36.2 million for the same period in 2010. As of June 30, 2011, our days’ sales receivables outstanding (“DSO”) was 80 days as compared with 71 days as of June 30, 2010. The increase is primarily due to slower than anticipated payments from certain customers, as well as a mix shift to longer payment term geographies (e.g., EMA). For reference purposes based on 2011 sales, an improvement of one day could provide approximately $13 million in cash flow. Increases in inventory used $161.3 million of cash flow for the six months ended June 30, 2011 compared with $63.8 million for the same period in 2010. The increase is primarily due to acceleration of short cycle orders during the six months ended June 30, 2011, requiring higher raw material and work in process inventory to support end of period backlog, and shipment delays. Inventory turns were 2.8 times as of June 30, 2011 and 3.1 times as of June 30, 2010. Our calculation of inventory turns does not reflect the impact of advanced cash received from our customers. For reference purposes based on 2011 data, an improvement of one turn could yield approximately $289 million in cash flow. Decreases in accounts payable used $114.8 million of cash flow for the six months ended June 30, 2011 as compared with $67.6 million for the same period in 2010. The decrease in 2011 is primarily due to higher accounts payable balances related to certain inventory and equipment purchases and corporate-level expenses at December 31, 2010 that required payment during the first quarter of 2011 based on contractual payment terms, as compared with the same period in 2010.
     Cash flows used by investing activities during the six months ended June 30, 2011 were $45.7 million, as compared with $17.3 million for the same period in 2010. Capital expenditures during the six months ended June 30, 2011 were $48.5 million, an increase of $23.3 million as compared with the same period in 2010. In 2011, our cash flows for investing activities are focused on strategic initiatives to pursue new markets, geographic expansion, Enterprise Resource Planning (“ERP”) application upgrades, information technology infrastructure and cost reduction opportunities and are expected to be between $125 million and $135 million for the full year, before consideration of any acquisition activity. In addition, for the six months ended June 30, 2010 there were net cash inflows of $5.1 million from affiliate investing activity that did not recur in 2011.
     Cash flows used by financing activities during the six months ended June 30, 2011 were $62.9 million, as compared with $39.2 million for the same period in 2010. Cash outflows during the six months ended June 30, 2011 resulted primarily from the payment of $34.0 million in dividends, $26.0 million for the repurchase of common shares and $12.5 million from the payments of long-term debt. Cash outflows for the same period in 2010 resulted primarily from the payment of $31.2 million in dividends and $23.1 million for the repurchase of common shares, partially offset by proceeds and excess tax benefits from stock option activity.
     Considering our current debt structure and cash needs, we currently believe cash flows from operating activities combined with availability under our existing revolving credit agreement and our existing cash balance will be sufficient to meet our cash needs for the next 12 months. Cash flows from operations could be adversely affected by economic, political and other risks associated with sales of our products, operational factors, competition, fluctuations in foreign exchange rates and fluctuations in interest rates, among other factors. See “Liquidity Analysis” and “Cautionary Note Regarding Forward-Looking Statements” below.
     On February 26, 2008, our Board of Directors authorized a program to repurchase up to $300.0 million of our outstanding common stock over an unspecified time period, which commenced in the second quarter of 2008. We repurchased 100,000 shares for $12.2 million and 112,500 shares for $11.1 million during the three months ended June 30, 2011 and 2010, respectively. We repurchased 212,500 shares for $26.0 million and 225,000 shares for $23.1 million during the six months ended June 30, 2011 and 2010, respectively. To date, we have repurchased a total of 2,948,100 shares for $278.0 million under this program. See “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” below.
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
     Effective April 11, 2011, we purchased the assets of FEDD Wireless LLC (“FEDD”), a privately-owned wireless data acquisition company based in Houston, including existing inventory and equipment and rights to the related intellectual property for inclusion in EPD. The asset purchase was less than $1 million in cash. This acquisition is expected to allow EPD to capitalize on growth opportunities and expand existing asset management and optimization services.
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
     At both June 30, 2011 and December 31, 2010, we had no amounts outstanding under the revolving credit facility. We had outstanding letters of credit of $124.6 million and $133.9 million at June 30, 2011 and December 31, 2010, respectively, which reduced our borrowing capacity to $375.4 million and $366.1 million, respectively.
     Borrowings under our Credit Facilities, other than in respect of swingline loans, bear interest at a rate equal to, at our option, either (1) London Interbank Offered Rate (“LIBOR”) plus 1.75% – 2.50%, as applicable, depending on our consolidated leverage ratio (2) the base rate (which is based on greater of the prime rate most recently announced by the administrative agent under our New Credit Facilities or the Federal Funds rate plus 0.50% or (3) a daily rate equal to the one month LIBOR plus 1.0% plus, as applicable, an applicable margin of 0.75% – 1.50% determined by reference to the ratio of our total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”). The applicable interest rate as of June 30, 2011 was 2.25% for borrowings under our Credit Facilities. In connection with our Credit Facilities, we have entered into $340.0 million of notional amount of interest rate swaps at June 30, 2011 to hedge exposure to floating interest rates.
     We may prepay loans under our Credit Facilities in whole or in part, without premium or penalty, at any time. During the three and six months ended June, 2011, we made scheduled repayments under our Credit Facilities of $6.3 million and $12.5 million, respectively. We have scheduled repayments of $6.3 million due in the each of the next four quarters.
     Our obligations under the Credit Agreement are unconditionally guaranteed, jointly and severally, by substantially all of our existing and subsequently acquired or organized domestic subsidiaries and 65% of the capital stock of certain foreign subsidiaries, subject to certain controlled company and materiality exceptions. The Lenders have agreed to release the collateral if we achieve an Investment Grade Rating (as defined in the Credit Agreement) by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services for our senior unsecured, non-credit-enhanced, long-term debt (in each case, with an outlook of stable or better), with the understanding that identical collateral will be required to be pledged to the Lenders anytime following a release of the collateral that an Investment Grade Rating is not maintained. In addition, prior to our obtaining and maintaining investment grade credit ratings, our and the guarantors’ obligations under the Credit Agreement are collateralized by substantially all of our and the guarantors’ assets. We have not achieved these ratings as of June 30, 2011.
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
European Letter of Credit Facilities
     On October 30, 2009, we entered into a new 364-day unsecured European Letter of Credit Facility (“New European LOC Facility”) with an initial commitment of €125.0 million. The New European LOC Facility is renewable annually and is used for contingent obligations in respect of surety and performance bonds, bank guarantees and similar obligations with maturities up to five years. We renewed the New European LOC Facility in October 2010 consistent with its initial terms for an additional 364-day period. We pay fees of 1.35% and 0.40% for utilized and unutilized capacity, respectively, under our New European LOC Facility. We had outstanding letters of credit utilized on the New European LOC Facility of €67.6 million ($98.0 million) and €55.7 million ($74.5 million) as of June 30, 2011 and December 31, 2010, respectively.
     Our ability to issue additional letters of credit under our previous European Letter of Credit Facility (“Old European LOC Facility”), which had a commitment of €110.0 million, expired November 9, 2009. We paid annual and fronting fees of 0.875% and 0.10%, respectively, for letters of credit written against the Old European LOC Facility. We had outstanding letters of credit written against the Old European LOC Facility of €18.9 million ($27.4 million) and €33.3 million ($44.5 million) as of June 30, 2011 and December 31, 2010, respectively.
     Certain banks are parties to both facilities and are managing their exposures on an aggregated basis. As such, the commitment under the New European LOC Facility is reduced by the face amount of existing letters of credit written against the Old European LOC Facility prior to its expiration. These existing letters of credit will remain outstanding, and accordingly offset the €125.0 million capacity of the New European LOC Facility until their maturity, which, as of June 30, 2011, was approximately one year for the majority of the outstanding existing letters of credit. After consideration of outstanding commitments under both facilities, the available capacity under the New European LOC Facility was €112.1 million as of June 30, 2011, of which €67.6 million has been utilized.
     See Note 11 to our consolidated financial statements included in our 2010 Annual Report for a discussion of covenants related to our Credit Facilities and our New European LOC Facility. We complied with all covenants through June 30, 2011.
Liquidity Analysis
     Our cash balance decreased by $336.3 million to $221.3 million as of June 30, 2011 as compared with December 31, 2010. A cash draw was anticipated based on planned significant cash uses in the first six months of 2011, including the funding of increased working capital requirements, broad-based annual employee incentive compensation program payments related to prior period performance, reductions in advanced cash received from customers, $48.5 million in capital expenditures, $34.0 million in dividend payments, and $26.0 million of share repurchases. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions.
     Approximately 3% of our term loan is due to mature in 2011 and 5% in 2012. As noted above, our term loan and our revolving line of credit both mature in December 2015. After the effects of $340.0 million of notional interest rate swaps, approximately 70% of our term loan was at fixed rates at June 30, 2011. As of June 30, 2011, we had a borrowing capacity of $375.4 million on our $500.0 million revolving line of credit, and we had outstanding letters of credit utilized on the both of the European LOC Facilities of €86.5 million as of June 30, 2011. Our revolving line of credit and our European LOC Facility are committed and are held by a diversified group of financial institutions.
     During the six months ended June 30, 2011, we contributed $3.0 million to our U.S. pension plan. At December 31, 2010, as a result of increases in values of the plan’s assets and our contributions to the plan, our U.S. pension plan was fully funded. After consideration of our intent to maintain fully funded status, as defined by the U.S. Pension Protection Act, we currently anticipate our contribution to our U.S. pension plan in 2011 will be between $7 million and $10 million, which includes $3.0 million contributed in April 2011, excluding direct benefits paid. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our critical accounting policies used in the preparation of our condensed consolidated financial statements were discussed in our 2010 Annual Report.
     Effective January 1, 2011, we adopted ASU No. 2009-13, “Revenue Recognition (ASC 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force,” which resulted in expanded disclosure requirements regarding our revenue recognition policy (see “Revenue Recognition” below). Our adoption of ASU No. 2009-13, effective January 1, 2011, had no impact on our consolidated financial condition or results of operations. Except for the incremental revenue recognition policy disclosure included below, we believe that there were no significant changes in those critical accounting policies and estimates during the six months ended June 30, 2011.
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
     We enter into certain contracts with multiple deliverables that may include any combination of designing, developing, manufacturing, modifying, installing and commissioning of flow control equipment and providing services related to the performance of such products. Delivery of these products and services typically occurs within a one to two-year period, although many arrangements, such as “book and ship” type orders, have a shorter timeframe for delivery. We aggregate or separate deliverables into units of accounting based on whether the deliverable(s) have standalone value to the customer and when no general right of return exists. Contract value is allocated ratably to the units of accounting in the arrangement based on their relative selling prices determined as if the deliverables were sold separately.
     Revenues for long-term contracts, including separate units of accounting from multiple-deliverable contracts, that exceed certain internal thresholds regarding the size, complexity and duration of the project and provide for the receipt of progress billings from the customer are recorded on the percentage of completion method with progress measured on a cost-to-cost basis. Percentage of completion revenue represents approximately 8% of our consolidated sales for the three and six months ended both June 30, 2011 and 2010.
     Revenue on service and repair contracts is recognized after services have been agreed to by the customer and rendered. Revenues generated under fixed fee service and repair contracts are recognized on a ratable basis over the term of the contract. These contracts can range in duration, but generally extend for up to five years. Fixed fee service contracts represent approximately 1% of our consolidated sales for the three and six months ended both June 30, 2011 and 2010.

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
     Other critical policies, for which no significant changes have occurred in the six months ended June 30, 2011, include:
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
ACCOUNTING DEVELOPMENTS
     We have presented the information about pronouncements not yet implemented in Note 1 to our condensed financial statements included in this Quarterly Report.
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
     The forward-looking statements included in this Quarterly Report are based on our current expectations, projections, estimates and assumptions. These statements are only predictions, not guarantees. Such forward-looking statements are subject to numerous risks and uncertainties that are difficult to predict. These risks and uncertainties may cause actual results to differ materially from what is forecast in such forward-looking statements, and include, without limitation, the following:
•	a portion of our bookings may not lead to completed sales, and our ability to convert bookings into revenues at acceptable profit margins;

•	changes in the global financial markets and the availability of capital and the potential for unexpected cancellations or delays of customer orders in our reported backlog;

•	our dependence on our customers’ ability to make required capital investment and maintenance expenditures;

•	risks associated with cost overruns on fixed fee projects and in accepting customer orders for large complex custom engineered products;

•	the substantial dependence of our sales on the success of the oil and gas, chemical, power generation and water management industries;

•	the adverse impact of volatile raw materials prices on our products and operating margins;

•	our ability to execute and realize the expected financial benefits from our strategic realignment initiatives;

•
economic, political and other risks associated with our international operations, including military actions or trade embargoes that could affect customer markets, particularly North African and Middle Eastern markets and global oil and gas producers, and non-compliance with U.S. export/reexport control, foreign corrupt practice laws, economic sanctions and import laws and regulations;

•	our exposure to fluctuations in foreign currency exchange rates, particularly the Euro and British pound and in hyperinflationary countries such as Venezuela;

•	our furnishing of products and services to nuclear power plant facilities and other critical applications;

•	potential adverse consequences resulting from litigation to which we are a party, such as litigation involving asbestos-containing material claims;

•	a foreign government investigation regarding our participation in the United Nations Oil-for-Food Program;

•	expectations regarding acquisitions and the integration of acquired businesses;

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
Interest Rate Risk
     Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our Credit Facilities, which bear interest based on floating rates. At June 30, 2011, after the effect of interest rate swaps, we had $147.5 million of variable rate debt obligations outstanding under our Credit Facilities with a weighted average interest rate of 2.25%. A hypothetical change of 100 basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by $0.7 million for the six months ended June 30, 2011. At June 30, 2011 and December 31, 2010, we had $340.0 and $350.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties with varying maturities through June 2014.
Foreign Currency Exchange Rate Risk
     A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than a non-U.S. subsidiary’s functional currency. Generally, we view our investments in foreign subsidiaries from a long-term perspective and, therefore, do not hedge these investments. We use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. We realized net gains (losses) associated with foreign currency translation of $27.3 million and $(60.8) million for the three months ended June 30, 2011 and 2010, respectively, and $76.1 million and $(98.4) million for the six months ended June 30, 2011 and 2010, respectively, which are included in other comprehensive income (expense).
     We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. The use of forward exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the forward exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Our policy allows foreign currency coverage only for identifiable foreign currency exposures. As of June 30, 2011, we had a U.S. dollar equivalent of $495.6 million in aggregate notional amount outstanding in forward exchange contracts with third parties, as compared with $358.5 million at December 31, 2010. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of certain forward exchange contracts are included in our consolidated results of operations. We recognized foreign currency net gains (losses) of $5.4 million and $(14.4) million for the three months ended June 30, 2011 and 2010, respectively, and $14.1 million and $(36.1) million for the six months ended June 30, 2011 and 2010, respectively, which are included in other income (expense), net in the accompanying condensed consolidated statements of income. As discussed in more detail in Note 1 to our condensed consolidated financial statements included in this Quarterly Report, during the six months ended June 30, 2010 we recognized an $8.6 million net loss as a result of Venezuela’s currency devaluation.
     Based on a sensitivity analysis at June 30, 2011, a 10% change in the foreign currency exchange rates for the six months ended June 30, 2011 would have impacted our net earnings by approximately $12 million, due primarily to the Euro. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency forward exchange contracts discussed above.

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
     In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2011.
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
     There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to other information set forth in this Quarterly Report, careful consideration should be given to “Item 1A. Risk Factors” in Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our 2010 Annual Report, which contain descriptions of significant factors that might cause the actual results of operations in future periods to differ materially from those currently expected or desired.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On February 27, 2008, our Board of Directors announced the approval of a program to repurchase up to $300.0 million of our outstanding common stock, which commenced in the second quarter of 2008. The share repurchase program does not have an expiration date, and we reserve the right to limit or terminate the repurchase program at any time without notice. During the quarter ended June 30, 2011, we repurchased a total of 100,000 shares of our common stock under the program for approximately $12.2 million (representing an average cost of $122.06 per share). Since the adoption of this program, we have repurchased a total of 2.9 million shares of our common stock under the program for $278.0 million (representing an average cost of $94.28 per share). We may repurchase up to an additional $22.1 million of our common stock under the share repurchase program. The following table sets forth the repurchase data for each of the three months during the quarter ended June 30, 2011:

					Maximum Number of
					Shares (or
					Approximate Dollar
				Total Number of	Value) That May Yet
				Shares Purchased	Be Purchased Under
	Total Number of		Average Price	as Part of Publicly	the
Period	Shares Purchased		Paid per Share	Announced Plan	Plan (in millions)

April 1 - 30	217	(1)	$133.29		$34.3
May 1 - 31	101,134	(2)	122.05	100,000	22.1
June 1 - 30	138	(3)	109.57		22.1

Total	101,489		$122.06	100,000

(1)	Represents shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards at an average price per share of $133.29.

(2)
Includes 227 shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards at an average price per share of $121.17, and includes 907 shares purchased at a price of $121.17 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

(3)	Represents shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards at an average price per share of $109.57.

Item 3. Defaults Upon Senior Securities.
     None.
Item 4. (Removed and Reserved)
Item 5. Other Information.
     None.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Flowserve Corporation (incorporated by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K/A dated August 16, 2006).

3.2	Flowserve Corporation By-Laws, as amended and restated on May 19, 2011 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 23, 2011).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWSERVE CORPORATION

Date: July 27, 2011	/s/ Mark A. Blinn

Mark A. Blinn
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 27, 2011	/s/ Richard J. Guiltinan, Jr.

Richard J. Guiltinan, Jr.
Senior Vice President, Finance and Chief Accounting Officer
(Principal Financial Officer)

Exhibits Index

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Flowserve Corporation (incorporated by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K/A dated August 16, 2006).

3.2	Flowserve Corporation By-Laws, as amended and restated on May 19, 2011 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 23, 2011).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document