Form 10-Q
period 2011-09-30
FLOWSERVE CORP
filed 2011-10-27
CIK 30625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to .
Commission File No. 1-13179
FLOWSERVE CORPORATION
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	31-0267900 (I.R.S. Employer Identification No.)

5215 N. O’Connor Blvd., Suite 2300, Irving, Texas (Address of principal executive offices)	75039 (Zip Code)
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

Large accelerated filer ☑ Smaller reporting company ☐	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of October 21, 2011, there were 55,557,695 shares of the issuer’s common stock outstanding.

FLOWSERVE CORPORATION
FORM 10-Q

Page
No.
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Statements of Income – Three Months Ended September 30, 2011 and 2010 (unaudited)	1
Condensed Consolidated Statements of Comprehensive Income – Three Months Ended September 30, 2011 and 2010 (unaudited)	1
Condensed Consolidated Statements of Income – Nine months Ended September 30, 2011 and 2010 (unaudited)	2
Condensed Consolidated Statements of Comprehensive Income – Nine months Ended September 30, 2011 and 2010 (unaudited)	2
Condensed Consolidated Balance Sheets – September 30, 2011 and December 31, 2010 (unaudited)	3
Condensed Consolidated Statements of Cash Flows – Nine months Ended September 30, 2011 and 2010 (unaudited)	4
Notes to Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	36
Item 4. Controls and Procedures.	37

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.	38
Item 1A. Risk Factors.	38
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	38
Item 3. Defaults Upon Senior Securities.	39
Item 4. (Removed and Reserved)
Item 5. Other Information.	39
Item 6. Exhibits.	40
SIGNATURES	41
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906
EX-3.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)	Three Months Ended September 30,
	2011	2010
Sales	$1,121,813	$971,681
Cost of sales	(745,227)	(638,183)

Gross profit	376,586	333,498
Selling, general and administrative expense	(225,996)	(207,741)
Net earnings from affiliates	4,367	3,439

Operating income	154,957	129,196
Interest expense	(8,544)	(8,266)
Interest income	216	430
Other (expense) income, net	(6,621)	18,578

Earnings before income taxes	140,008	139,938
Provision for income taxes	(32,052)	(35,713)

Net earnings, including noncontrolling interests	107,956	104,225
Less: Net earnings attributable to noncontrolling interests	(185)	(306)

Net earnings attributable to Flowserve Corporation	$107,771	$103,919

Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$1.94	$1.86
Diluted	1.92	1.84

Cash dividends declared per share	$0.32	$0.29
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)	Three Months Ended September 30,
	2011	2010
Net earnings, including noncontrolling interests	$107,956	$104,225

Other comprehensive (expense) income:
Foreign currency translation adjustments, net of tax	(107,740)	96,435
Pension and other postretirement effects, net of tax	2,797	(906)
Cash flow hedging activity, net of tax	(516)	342

Other comprehensive (expense) income	(105,459)	95,871

Comprehensive income, including noncontrolling interests	2,497	200,096
Comprehensive loss (income) attributable to noncontrolling interests	110	(495)

Comprehensive income attributable to Flowserve Corporation	$2,607	$199,601

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)	Nine Months Ended September 30,
	2011	2010
Sales	$3,244,772	$2,891,683
Cost of sales	(2,151,153)	(1,866,510)

Gross profit	1,093,619	1,025,173
Selling, general and administrative expense	(681,618)	(620,311)
Net earnings from affiliates	13,314	12,537

Operating income	425,315	417,399
Interest expense	(26,684)	(25,942)
Interest income	1,100	1,170
Other income (expense), net	7,852	(15,259)

Earnings before income taxes	407,583	377,368
Provision for income taxes	(103,908)	(101,133)

Net earnings, including noncontrolling interests	303,675	276,235
Less: Net earnings attributable to noncontrolling interests	(191)	(448)

Net earnings attributable to Flowserve Corporation	$303,484	$275,787

Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$5.45	$4.94
Diluted	5.40	4.89

Cash dividends declared per share	$0.96	$0.87
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)	Nine Months Ended September 30,
	2011	2010
Net earnings, including noncontrolling interests	$303,675	$276,235

Other comprehensive (expense) income:
Foreign currency translation adjustments, net of tax	(31,625)	(1,922)
Pension and other postretirement effects, net of tax	3,256	3,255
Cash flow hedging activity, net of tax	(945)	2,126

Other comprehensive (expense) income	(29,314)	3,459

Comprehensive income, including noncontrolling interests	274,361	279,694
Comprehensive income attributable to noncontrolling interests	(322)	(600)

Comprehensive income attributable to Flowserve Corporation	$274,039	$279,094

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Amounts in thousands, except per share data)	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$227,885	$557,579
Accounts receivable, net of allowance for doubtful accounts of $21,146 and $18,632, respectively	1,022,897	839,566
Inventories, net	1,076,704	886,731
Deferred taxes	128,909	131,996
Prepaid expenses and other	121,071	107,872

Total current assets	2,577,466	2,523,744
Property, plant and equipment, net of accumulated depreciation of $719,720 and $682,715, respectively	564,759	581,245
Goodwill	1,013,526	1,012,530
Deferred taxes	21,383	24,343
Other intangible assets, net	139,811	147,112
Other assets, net	163,560	170,936

Total assets	$4,480,505	$4,459,910

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$459,900	$571,021
Accrued liabilities	769,620	817,837
Debt due within one year	50,033	51,481
Deferred taxes	18,513	16,036

Total current liabilities	1,298,066	1,456,375
Long-term debt due after one year	457,855	476,230
Retirement obligations and other liabilities	417,715	414,272
Shareholders’ equity:
Common shares, $1.25 par value	73,664	73,664
Shares authorized – 120,000
Shares issued – 58,931 and 58,931, respectively
Capital in excess of par value	612,744	613,861
Retained earnings	2,098,054	1,848,680

	2,784,462	2,536,205
Treasury shares, at cost – 3,927 and 3,872 shares, respectively	(315,389)	(292,210)
Deferred compensation obligation	9,582	9,533
Accumulated other comprehensive loss	(179,951)	(150,506)

Total Flowserve Corporation Shareholders’ Equity	2,298,704	2,103,022
Noncontrolling interest	8,165	10,011

Total equity	2,306,869	2,113,033

Total liabilities and equity	$4,480,505	$4,459,910

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)	Nine Months Ended September 30,
	2011	2010
Cash flows – Operating activities:
Net earnings, including noncontrolling interests	$303,675	$276,235
Adjustments to reconcile net earnings to net cash used by operating activities:
Depreciation	67,166	64,727
Amortization of intangible and other assets	10,206	7,192
Amortization of deferred loan costs	2,179	2,699
Net gain on disposition of assets	(484)	(97)
Gain on sale of investment	-	(2,618)
Excess tax benefits from stock-based compensation arrangements	(5,201)	(9,971)
Stock-based compensation	23,655	24,295
Net earnings from affiliates, net of dividends received	472	(5,869)
Change in assets and liabilities:
Accounts receivable, net	(201,636)	(47,883)
Inventories, net	(206,079)	(112,528)
Prepaid expenses and other	(21,606)	(17,034)
Other assets, net	(2,019)	5,812
Accounts payable	(101,671)	(61,960)
Accrued liabilities and income taxes payable	(43,648)	(138,420)
Retirement obligations and other liabilities	13,635	(31,632)
Net deferred taxes	11,271	30,433

Net cash flows used by operating activities	(150,085)	(16,619)

Cash flows – Investing activities:
Capital expenditures	(71,164)	(46,429)
Proceeds from disposal of assets	3,530	6,748
Payments for acquisitions, net of cash acquired	(890)	(199,396)
Affiliate investing activity, net	-	4,326

Net cash flows used by investing activities	(68,524)	(234,751)

Cash flows – Financing activities:
Excess tax benefits from stock-based compensation arrangements	5,201	9,971
Payments on long-term debt	(18,750)	(4,261)
Net (payments) borrowings under other financing arrangements	(1,747)	438
Repurchase of common shares	(41,088)	(34,074)
Payments of dividends	(51,794)	(47,419)
Proceeds from stock option activity	310	5,576
Dividends paid to noncontrolling interests	(2,168)	(259)
Sale of shares to noncontrolling interests	-	1,654

Net cash flows used by financing activities	(110,036)	(68,374)
Effect of exchange rate changes on cash	(1,049)	(23,963)

Net change in cash and cash equivalents	(329,694)	(343,707)
Cash and cash equivalents at beginning of period	557,579	654,320

Cash and cash equivalents at end of period	$227,885	$310,613

See accompanying notes to condensed consolidated financial statements.

FLOWSERVE CORPORATION
(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Accounting Policies
Basis of Presentation
     The accompanying condensed consolidated balance sheet as of September 30, 2011, the related condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010, of Flowserve Corporation, are unaudited. In management’s opinion, all adjustments comprising normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements have been made.
     The accompanying condensed consolidated financial statements and notes in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (“Quarterly Report”) are presented as permitted by Regulation S-X and do not contain certain information included in our annual financial statements and notes thereto. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Annual Report”).
     Ongoing Events in North Africa, Middle East and Japan – Ongoing political and economic conditions in North Africa have caused us to experience shipment delays to this region. We estimate that the shipments to this region that have been delayed resulted in lost or delayed opportunities for operating income of $3.9 million and $9.0 million for the three months and nine months ended September 30, 2011, respectively. We are closely monitoring the conditions in the Middle East and North Africa, and, while there are many potential outcomes in each individual country that are difficult to estimate, based on current facts and circumstances as we understand them, it is possible that delayed shipments and bookings could continue throughout the remainder of the year. If the current conditions in North Africa persist, we estimate that the unfavorable impact on bookings for 2011 could approximate $25 million. The preponderance of our physical assets in the region are located in the Kingdom of Saudi Arabia and the United Arab Emirates and have, to date, not been significantly affected by the unrest elsewhere in the region.
     We continue to assess the conditions and potential adverse impacts of the earthquake and tsunami in Japan earlier in the year, in particular as they relate to our customers and suppliers in the impacted regions, as well as announced and potential regulatory impacts to the global nuclear power market. During the nine months ended September 30, 2011, we did not experience any significant adverse impacts due to shipment delays, collection issues or supply chain disruptions. We are also closely monitoring the effects of the Japan crisis on the global nuclear power industry. While it is difficult to estimate the effect of the Fukushima plant shutdown on the global nuclear power market, we have continued to ship nuclear orders in our backlog without significant disruption. We believe that there has been a related reduction in nuclear orders that could continue in the near term, though other parts of our overall power generation business could benefit as nuclear priorities are revaluated.
     Venezuela – As previously disclosed in our 2009 and 2010 Annual Reports, effective January 11, 2010, the Venezuelan government devalued its currency (Bolivar) and moved to a two-tier exchange structure. The official exchange rate moved from 2.15 to 4.30 Bolivars to the United States (“U.S.”) dollar for non-essential items and to 2.60 Bolivars to the U.S. dollar for essential items. Additionally, effective January 1, 2010, Venezuela was designated as hyperinflationary, and as a result, we began to use the U.S. dollar as our functional currency in Venezuela. On December 30, 2010, the Venezuelan government announced its intention to eliminate the favorable essential items rate effective January 1, 2011. Our operations in Venezuela generally consist of a service center that both imports equipment and parts from certain of our other locations for resale to third parties within Venezuela and performs service and repair activities. Our Venezuelan subsidiary’s sales for the nine months ended September 30, 2011 and 2010 and total assets at September 30, 2011 represented approximately 1% or less of our consolidated sales and total assets for the same periods.
     Although approvals by Venezuela’s Commission for the Administration of Foreign Exchange have slowed, we have historically been able to remit dividends and other payments at the official rate, and we currently anticipate doing so in the future. Accordingly, we used the official rate of 4.30 Bolivars to the U.S. dollar for re-measurement of our Venezuelan financial statements into U.S. dollars for all periods presented. As a result of the currency devaluation, we recognized a net loss of $8.4 million during the nine months ended September 30, 2010. The loss was reported in other income (expense), net in our condensed consolidated statement of income and resulted in no tax benefit. The elimination of the favorable essential items rate, effective January 1, 2011, had no impact on our consolidated financial position or results of operations for the three and nine months ended September 30, 2011.
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
     Except for the incremental revenue recognition policy disclosure included below, no other changes have occurred to our significant accounting policies in the nine months ended September 30, 2011. Our significant accounting policies are detailed in Note 1 to our consolidated financial statements included in our 2010 Annual Report.
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
     Revenues for long-term contracts, including separate units of accounting from multiple-deliverable contracts, that exceed certain internal thresholds regarding the size, complexity and duration of the project and provide for the receipt of progress billings from the customer are recorded on the percentage of completion method with progress measured on a cost-to-cost basis. Percentage of completion revenue represented approximately 7% and 9% of our consolidated sales for the nine months ended September 30, 2011 and 2010, respectively.
     Revenue on service and repair contracts is recognized after services have been agreed to by the customer and rendered. Revenues generated under fixed fee service and repair contracts are recognized on a ratable basis over the term of the contract. These contracts can range in duration, but generally extend for up to five years. Revenue on fixed fee service contracts represented approximately 1% of our consolidated sales for the three and nine months ended September 30, 2011 and 2010.
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

Accounting Developments
     Pronouncements Implemented
     In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (ASC 820): Improving Disclosures about Fair Value Measurements,” which requires additional disclosures on transfers in and out of Level I and Level II and on activity for Level III fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures of Level III activity, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Our adoption of ASU No. 2010-06 had no material impact on our consolidated financial condition or results of operations.
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
     Pronouncements Not Yet Implemented
     In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC 220): Presentation of Comprehensive Income,” which specifies that an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This amendment requires an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income. ASU No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The adoption of ASU No. 2011-05 will not have an impact on our consolidated financial condition and results of operations.
     In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (ASC 350): Testing Goodwill for Impairment,” which specifies that an entity has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. ASU No. 2011-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect the adoption of ASU No. 2011-08 to have a material impact on our consolidated financial condition and results of operations.

2. Acquisition
Valbart Srl
     As discussed in Note 2 to our consolidated financial statements included in our 2010 Annual Report, effective July 16, 2010, we acquired for inclusion in Flow Control Division (“FCD”), Valbart Srl (“Valbart”), a privately-owned Italian valve manufacturer, for $199.4 million, which included $33.8 million of existing Valbart net debt (third party debt less cash on hand) that was repaid at closing. Valbart manufactures trunnion-mounted ball valves used primarily in upstream and midstream oil and gas applications, and its acquisition is to improve our ability to provide a more complete valve portfolio to oil and gas projects. Prior to acquisition, Valbart generated approximately €81 million ($104 million, at then-current exchange rates) in sales (unaudited) during its fiscal year ended May 31, 2010. No pro forma information was provided due to immateriality.
3. Stock-Based Compensation Plans
     We established the Flowserve Corporation Equity and Incentive Compensation Plan (the “2010 Plan”) effective January 1, 2010. This shareholder-approved plan authorizes the issuance of up to 2,900,000 shares of our common stock in the form of incentive stock options, non-statutory stock options, restricted shares, restricted share units and performance-based units (collectively referred to as “Restricted Shares”), stock appreciation rights and bonus stock. Of the 2,900,000 shares of common stock authorized under the 2010 Plan, 2,432,259 remain available for issuance as of September 30, 2011. In addition to the 2010 Plan, we also maintain the Flowserve Corporation 2004 Stock Compensation Plan (the “2004 Plan”), which was established on April 21, 2004. The 2004 Plan authorized the issuance of up to 3,500,000 shares of common stock through grants of Restricted Shares, stock options and other equity-based awards. No stock options have been granted in recent years. Of the 3,500,000 shares of common stock authorized under the 2004 Plan, 482,265 remain available for issuance as of September 30, 2011.
     We recorded stock-based compensation expense of $4.9 million ($7.4 million pre-tax) and $6.2 million ($9.2 million pre-tax) for the three months ended September 30, 2011 and 2010, respectively. We recorded stock-based compensation expense of $15.9 million ($23.7 million pre-tax) and $16.4 million ($24.3 million pre-tax) for the nine months ended September 30, 2011 and 2010, respectively.
     Restricted Shares – Awards of Restricted Shares are valued at the closing market price of our common stock on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the restricted shares. We had unearned compensation of $33.1 million and $31.6 million at September 30, 2011 and December 31, 2010, respectively, which is expected to be recognized over a weighted-average period of approximately one year. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total fair value of Restricted Shares vested during both the three months ended September 30, 2011 and 2010 was $0.2 million. The total fair value of Restricted Shares vested during the nine months ended September 30, 2011 and 2010 was $35.0 million and $31.8 million, respectively.
     The following table summarizes information regarding Restricted Shares:

	Nine Months Ended September 30, 2011
		Weighted Average
		Grant-Date Fair
	Shares	Value
Number of unvested shares:
Outstanding - January 1, 2011	1,259,377	$77.05
Granted	216,644	130.51
Vested	(394,849)	88.73
Cancelled	(49,742)	84.52

Outstanding - September 30, 2011	1,031,430	$83.45

     Unvested Restricted Shares outstanding as of September 30, 2011, includes 427,000 units with performance-based vesting provisions. Performance-based units are issuable in common stock and vest upon the achievement of pre-defined performance targets, primarily based on our average annual return on net assets over a three-year period as compared with the same measure for a defined peer group for the same period. Most units were granted in three annual grants since January 1, 2009 and have a vesting percentage between 0% and 200% depending on the achievement of the specific performance targets. Compensation expense is recognized ratably over a cliff vesting period of 36 months, based on the fair market value of our common stock on the date of grant, as adjusted for anticipated forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets. Vesting provisions range from 0 to 829,000 shares based on performance targets. As of September 30, 2011, we estimate vesting of approximately 734,000 shares based on expected achievement of performance targets.

4. Derivative Instruments and Hedges
     Our risk management and derivatives policy specifies the conditions under which we may enter into derivative contracts. See Notes 1 and 6 to our consolidated financial statements included in our 2010 Annual Report and Note 7 of this Quarterly Report for additional information on our purpose for entering into derivatives not designated as hedging instruments and our overall risk management strategies. We enter into forward exchange contracts to hedge our cash flow risks associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction. At September 30, 2011 and December 31, 2010, we had $506.6 million and $358.5 million, respectively, of notional amount in outstanding forward exchange contracts with third parties. At September 30, 2011, the length of forward exchange contracts currently in place ranged from 7 days to 22 months. Also as part of our risk management program, we enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. At September 30, 2011 and December 31, 2010, we had $335.0 million and $350.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties. All interest rate swaps are highly effective. At September 30, 2011, the maximum remaining length of any interest rate swap contract in place was approximately 33 months.
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
     The fair value of forward exchange contracts not designated as hedging instruments are summarized below:

	September 30,	December 31,
(Amounts in thousands)	2011	2010
Current derivative assets	$5,181	$4,397
Noncurrent derivative assets	-	50
Current derivative liabilities	8,657	2,949
Noncurrent derivative liabilities	1,130	473
     The fair value of interest rate swaps in cash flow hedging relationships are summarized below:

	September 30,	December 31,
(Amounts in thousands)	2011	2010
Current derivative assets	$3	$-
Noncurrent derivative assets	49	608
Current derivative liabilities	1,220	1,232
Noncurrent derivative liabilities	941	3
     Current and noncurrent derivative assets are reported in our condensed consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our condensed consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
     The impact of net changes in the fair values of forward exchange contracts not designated as hedging instruments are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2011	2010	2011	2010
(Loss) gain recognized in income	$(9,892)	$18,467	$211	$(7,787)

     The impact of net changes in the fair values of interest rate swaps in cash flow hedging relationships are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2011	2010	2011	2010
Loss reclassified from accumulated other comprehensive income into income for settlements, net of tax	$(396)	$(930)	$(1,203)	$(3,603)
Loss recognized in other comprehensive income, net of tax	(912)	(588)	(2,149)	(1,476)
     Gains and losses recognized in our condensed consolidated statements of income for forward exchange contracts and interest rate swaps are classified as other income (expense), net, and interest expense, respectively. At September 30, 2011, we estimate that approximately $1.1 million of net losses on interest rate swaps designated as cash flow hedges will be reclassified from accumulated other comprehensive income to earnings during the next twelve months.
5. Debt
     Debt, including capital lease obligations, consisted of:

	September 30,	December 31,
(Amounts in thousands)	2011	2010
Term Loan, interest rate of 2.39% and 2.30% at September 30, 2011 and December 31, 2010, respectively	$481,250	$500,000
Capital lease obligations and other borrowings	26,638	27,711

Debt and capital lease obligations	507,888	527,711
Less amounts due within one year	50,033	51,481

Total debt due after one year	$457,855	$476,230

Credit Facilities
     Our credit facilities are comprised of a $500.0 million term loan facility with a maturity date of December 14, 2015 and a $500.0 million revolving credit facility with a maturity date of December 14, 2015 (collectively referred to as the “Credit Facilities”). The revolving credit facility includes a $300.0 million sublimit for the issuance of letters of credit. Subject to certain conditions, we have the right to increase the amount of the revolving credit facility by an aggregate amount not to exceed $200.0 million. We had outstanding letters of credit of $144.8 million and $133.9 million at September 30, 2011 and December 31, 2010, respectively, which reduced our borrowing capacity to $355.2 million and $366.1 million, respectively.
     Borrowings under our Credit Facilities, other than in respect of swingline loans, bear interest at a rate equal to, at our option, either (1) London Interbank Offered Rate (“LIBOR”) plus 1.75% - 2.50%, as applicable, depending on our consolidated leverage ratio (2) the base rate (which is based on greater of the prime rate most recently announced by the administrative agent under our New Credit Facilities or the Federal Funds rate plus 0.50% or (3) a daily rate equal to the one month LIBOR plus 1.0% plus, as applicable, an applicable margin of 0.75% - 1.50% determined by reference to the ratio of our total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”). The applicable interest rate as of September 30, 2011 was 2.39% for borrowings under our Credit Facilities. In connection with our Credit Facilities, we have entered into $335.0 million of notional amount of interest rate swaps at September 30, 2011 to hedge exposure to floating interest rates.
     We may prepay loans under our Credit Facilities in whole or in part, without premium or penalty, at any time. During the three and nine months ended September 30, 2011, we made scheduled repayments under our Credit Facilities of $6.3 million and $18.8 million, respectively. We have scheduled repayments of $6.3 million due in each of the next four quarters.
     European Letter of Credit Facilities – On October 30, 2009, we entered into a new 364-day unsecured European Letter of Credit Facility (“New European LOC Facility”) with an initial commitment of €125.0 million. The New European LOC Facility is renewable annually and is used for contingent obligations in respect of surety and performance bonds, bank guarantees and similar obligations with maturities up to five years. We anticipate renewing the New European LOC Facility in late October 2011 consistent with its initial terms for an additional 364-day period. We pay fees of 1.35% and 0.40% for utilized and unutilized capacity, respectively, under our New European LOC Facility. We had outstanding letters of credit drawn on the New European LOC Facility of €62.4 million ($83.5 million) and €55.7 million ($74.5 million) as of September 30, 2011 and December 31, 2010, respectively.

     Our ability to issue additional letters of credit under our previous European Letter of Credit Facility (“Old European LOC Facility”), which had a commitment of €110.0 million, expired November 9, 2009. We paid annual and fronting fees of 0.875% and 0.10%, respectively, for letters of credit written against the Old European LOC Facility. We had outstanding letters of credit written against the Old European LOC Facility of €16.0 million ($21.4 million) and €33.3 million ($44.5 million) as of September 30, 2011 and December 31, 2010, respectively.
     Certain banks are parties to both facilities and are managing their exposures on an aggregated basis. As such, the commitment under the New European LOC Facility is reduced by the face amount of existing letters of credit written against the Old European LOC Facility prior to its expiration. These existing letters of credit will remain outstanding, and accordingly offset the €125.0 million capacity of the New European LOC Facility until their maturity, which, as of September 30, 2011, was approximately one year for the majority of the outstanding existing letters of credit. After consideration of outstanding commitments under both facilities, the available capacity under the New European LOC Facility was €114.1 million as of September 30, 2011, of which €62.4 million has been utilized.
6. Realignment Programs and Industrial Product Division (“IPD”) Recovery Plan
     Beginning in 2009, we initiated realignment programs to reduce and optimize certain non-strategic manufacturing facilities and our overall cost structure by improving our operating efficiency, reducing redundancies, maximizing global consistency and driving improved financial performance, as well as expanding our efforts to optimize assets, respond to reduced orders and drive an enhanced customer-facing organization (“Realignment Programs”). Most of the realignment initiatives related to these programs have been substantially completed as of September 30, 2011. We currently expect total charges related to these realignment programs will be approximately $92 million, of which $89.7 million has been incurred through September 30, 2011. Total expected realignment charges represent management’s best estimate to date, and actual realignment charges incurred could vary from total expected charges as all initiatives are finalized.
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
     Charges, net of adjustments, related to our Realignment Programs were $1.2 million and $2.1 million for the three months ended September 30, 2011 and September 30, 2010, respectively, and $3.3 million and $10.2 million for the nine months ended September 30, 2011 and September 30, 2010, respectively.
     The restructuring reserve related to the Realignment Programs was $1.4 million and $7.1 million at September 30, 2011 and December 31, 2010, respectively. Other than cash payments, there was no significant activity related to the restructuring reserve during the three or nine months ended September 30, 2011.
     In addition, in connection with our previously announced IPD recovery plan, in the second quarter of 2011 we initiated new activities to optimize structural parts of IPD’s business. We expect charges related to this program to be non-restructuring in nature and will approximate $9 million, of which $7.1 million was incurred and recorded in COS for the nine months ended September 30, 2011, all of which were incurred in the second quarter of 2011.
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

8. Inventories
     Certain reclassifications have been made to prior period information to conform to current year presentation.
     Inventories, net consisted of the following:

	September 30,	December 31,
(Amounts in thousands)	2011	2010
Raw materials	$326,241	$265,742
Work in process	764,525	688,710
Finished goods	339,293	306,083
Less: Progress billings	(279,968)	(305,541)
Less: Excess and obsolete reserve	(73,387)	(68,263)

Inventories, net	$1,076,704	$886,731

9. Equity Method Investments
     As of September 30, 2011, we had investments in eight joint ventures (one located in each of Japan, Saudi Arabia, South Korea, and the United Arab Emirates and two located in each of China and India) that were accounted for using the equity method. Summarized below is combined income statement information, based on the most recent financial information (unaudited), for those investments:

	Three Months Ended September 30,
(Amounts in thousands)	2011	2010
Revenues	$91,832	$60,597
Gross profit	21,356	17,561
Income before provision for income taxes	14,772	12,494
Provision for income taxes	(4,189)	(3,570)

Net income	$10,583	$8,924

	Nine Months Ended September 30,
(Amounts in thousands)	2011	2010
Revenues	$243,688	$174,517
Gross profit	68,966	57,819
Income before provision for income taxes	47,607	42,237
Provision for income taxes	(14,237)	(11,524)

Net income	$33,370	$30,713

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
10. Earnings Per Share
     The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating net earnings per common share. Earnings per weighted average common share outstanding was calculated as follows:

	Three Months Ended September 30,
(Amounts in thousands, except per share data)	2011	2010
Net earnings of Flowserve Corporation	$107,771	$103,919
Dividends on restricted shares not expected to vest	4	4

Earnings attributable to common and participating shareholders	$107,775	$103,923

Weighted average shares:
Common stock	55,381	55,499
Participating securities	262	311

Denominator for basic earnings per common share	55,643	55,810
Effect of potentially dilutive securities	518	576

Denominator for diluted earnings per common share	56,161	56,386

Earnings per common share:
Basic	$1.94	$1.86
Diluted	1.92	1.84

	Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2011	2010
Net earnings of Flowserve Corporation	$303,484	$275,787
Dividends on restricted shares not expected to vest	11	12

Earnings attributable to common and participating shareholders	$303,495	$275,799

Weighted average shares:
Common stock	55,407	55,448
Participating securities	275	338

Denominator for basic earnings per common share	55,682	55,786
Effect of potentially dilutive securities	565	667

Denominator for diluted earnings per common share	56,247	56,453

Earnings per common share:
Basic	$5.45	$4.94
Diluted	5.40	4.89
     Diluted earnings per share above is based upon the weighted average number of shares as determined for basic earnings per share plus shares potentially issuable in conjunction with stock options, restricted share units and performance share units.
     For the three and nine months ended both September 30, 2011 and 2010, no options to purchase common stock were excluded from the computation of potentially dilutive securities.
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
United Nations Oil-for-Food Program
     In mid-2006, French authorities began an investigation of over 170 French companies, of which our French subsidiary was included, concerning suspected inappropriate activities conducted in connection with the United Nations Oil for Food Program. As anticipated and as previously disclosed, the French investigation of our French subsidiary was formally opened in the first quarter of 2010, and our French subsidiary has filed a formal response with the French court. We currently do not expect to incur additional case resolution costs of a material amount in this matter; however, if the French authorities take enforcement action against our French subsidiary regarding its investigation, we may be subject to monetary and non-monetary penalties, which we currently do not believe will have a material adverse effect on our company.
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
Export Compliance
     As previously reported, in March 2006, we initiated a voluntary systematic process to determine our compliance with respect to U.S. export control and economic sanctions laws and regulations. Our process included the onsite review of approximately 40 sites globally and addressed the period of October 1, 2002 through October 1, 2007. At the end of 2008, we completed comprehensive disclosures to the Commerce Department’s Bureau of Industry and Security (“BIS”) and the Treasury Department’s Office of Foreign Assets Control (“OFAC”) regarding the results of our review process. Following the initial disclosures to BIS and OFAC, we continued to work closely with authorities to supplement and clarify specific aspects of our voluntary disclosures.
     In late September 2011, we entered into settlement agreements with both BIS and OFAC that resolved in full all matters contained in our voluntary disclosures. Under the settlements, we agreed to pay a combined civil penalty of approximately $3 million to these federal agencies and also agreed to conduct a one-time, post-settlement compliance audit of certain company sites. The full amount of the civil penalty and the expected cost of the audit approximate the reserve previously established for this matter.
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
12. Retirement and Postretirement Benefits
     Components of the net periodic cost for retirement and postretirement benefits for the three months ended September 30, 2011 and 2010 were as follows:

	U.S.		Non-U.S.		Postretirement
	Defined Benefit Plans		Defined Benefit Plans		Medical Benefits
(Amounts in millions)	2011	2010	2011	2010	2011	2010
Service cost	$4.9	$5.1	$1.3	$1.3	$-	$-
Interest cost	4.3	4.4	3.3	3.3	0.5	0.5
Expected return on plan assets	(5.4)	(5.9)	(2.1)	(1.9)	-	-
Curtailments/settlements	-	0.4	-	-	-	-
Amortization of prior service benefit	(0.3)	(0.3)	-	-	(0.4)	(0.5)
Amortization of unrecognized net loss (gain)	2.7	2.3	0.5	0.6	(0.4)	(0.7)

Net periodic cost (benefit) recognized	$6.2	$6.0	$3.0	$3.3	$(0.3)	$(0.7)

     Components of the net periodic cost for retirement and postretirement benefits for the nine months ended September 30, 2011 and 2010 were as follows:

	U.S.		Non-U.S.		Postretirement
	Defined Benefit Plans		Defined Benefit Plans		Medical Benefits
(Amounts in millions)	2011	2010	2011	2010	2011	2010
Service cost	$14.8	$15.3	$3.8	$3.7	$-	$-
Interest cost	12.9	13.5	9.9	9.8	1.4	1.5
Expected return on plan assets	(16.3)	(18.0)	(6.1)	(5.6)	-	-
Curtailments/settlements	-	0.4	-	-	-	-
Amortization of prior service benefit	(0.9)	(0.9)	-	-	(1.2)	(1.5)
Amortization of unrecognized net loss (gain)	8.1	7.2	1.5	1.8	(1.1)	(1.8)

Net periodic cost (benefit) recognized	$18.6	$17.5	$9.1	$9.7	$(0.9)	$(1.8)

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
     On September 12, 2011, our Board of Directors announced the approval of a new program to repurchase up to $300.0 million of our outstanding common stock over an unspecified time period. The program is expected to commence in the fourth quarter of 2011.
     On February 27, 2008, our Board of Directors announced the approval of a program to repurchase up to $300.0 million of our outstanding common stock over an unspecified time period, and the program commenced in the second quarter of 2008. We repurchased 168,750 shares for $15.1 million and 112,500 shares for $11.0 million during the three months ended September 30, 2011 and 2010, respectively. We repurchased 381,250 shares for $41.1 million and 337,500 shares for $34.1 million during the nine months ended September 30, 2011 and 2010, respectively. To date, we have repurchased a total of 3,116,850 shares for $293.0 million under this program, and the program is expected to conclude in the fourth quarter of 2011.

14. Income Taxes
     For the three months ended September 30, 2011, we earned $140.0 million before taxes and provided for income taxes of $32.1 million, resulting in an effective tax rate of 22.9%. For the nine months ended September 30, 2011, we earned $407.6 million before taxes and provided for income taxes of $103.9 million, resulting in an effective tax rate of 25.5%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended September 30, 2011 primarily due to the net impact of foreign operations and a net reduction of our reserve for uncertain tax positions due to the lapse of the statute of limitations in certain jurisdictions. The effective tax rate varied from the U.S. federal statutory rate for the nine months ended September 30, 2011 primarily due to the net impact of foreign operations and a net reduction of our reserve for uncertain tax positions due to the lapse of the statute of limitations in certain jurisdictions.
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
     As of September 30, 2011, the amount of unrecognized tax benefits decreased by $1.6 million from December 31, 2010, due to the net impacts of currency translation adjustments, expiration of statutes and audit settlements. With limited exception, we are no longer subject to U.S. federal, state and local income tax audits for years through 2007 or non-U.S. income tax audits for years through 2004. We are currently under examination for various years in Austria, Belgium, Canada, Germany, India, Singapore, the U.S. and Venezuela.
     It is reasonably possible that within the next 12 months the effective tax rate will be impacted by the resolution of some or all of the matters audited by various taxing authorities. It is also reasonably possible that we will have the statute of limitations close in various taxing jurisdictions within the next 12 months. As such, we estimate we could record a reduction in our tax expense of between $17.5 million and $27.6 million within the next 12 months.
15. Segment Information
     We are principally engaged in the worldwide design, manufacture, distribution and service of industrial flow management equipment. We provide long lead-time, highly engineered pumps, shorter lead-time engineered pumps, standardized, general purpose pumps, mechanical seals, industrial valves and related automation products and solutions primarily for oil and gas, chemical, power generation, water management and other general industries requiring flow management products and services.
     Our business segments, defined below, share a focus on industrial flow control technology and have a high number of common customers. These segments also have complementary product offerings and technologies that are often combined in applications which provide us a net competitive advantage. Our segments also benefit from our global footprint and our economies of scale in reducing administrative and overhead costs to serve customers more cost effectively.
     We conduct our operations through these three business segments based on type of product and how we manage the business:
•
Flow Solutions Group (“FSG”) Engineered Product Division (“EPD”) for long lead-time, custom and other highly-engineered pumps and pump systems, mechanical seals, auxiliary systems and replacement parts and related services;

•	FSG IPD for engineered and pre-configured industrial pumps and pump systems and related products and services; and
•	FCD for engineered and industrial valves, control valves, actuators and controls and related services.
     The President of FSG reports directly to the Chief Executive Officer (“CEO”) and the FSG Vice President — Finance reports directly to our Chief Accounting Officer (“CAO”). The structure of FSG consists of two reportable operating segments: EPD and IPD. FCD has a President, who reports directly to our CEO, and a Vice President — Finance, who reports directly to our CAO. For decision-making purposes, our CEO and other members of senior executive management use financial information generated and reported at the reportable segment level. Our corporate headquarters does not constitute a separate division or business segment.
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
     The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements:

Three Months Ended September 30,				Subtotal–	Eliminations
2011	Flow Solutions Group			Reportable	and All	Consolidated
	EPD	IPD	FCD	Segments	Other	Total
Sales to external customers	$554,708	$200,190	$366,915	$1,121,813	$-	$1,121,813
Intersegment sales	19,549	15,449	1,407	36,405	(36,405)	-
Segment operating income	91,921	16,532	63,769	172,222	(17,265)	154,957

Three Months Ended September 30,				Subtotal–	Eliminations
2010	Flow Solutions Group			Reportable	and All	Consolidated
	EPD	IPD	FCD	Segments	Other	Total
Sales to external customers	$494,912	$166,741	$310,028	$971,681	$-	$971,681
Intersegment sales	16,388	9,729	2,532	28,649	(28,649)	-
Segment operating income	92,785	9,534	45,690	148,009	(18,813)	129,196

Nine Months Ended September 30,				Subtotal–	Eliminations
2011	Flow Solutions Group			Reportable	and All	Consolidated
	EPD	IPD	FCD	Segments	Other	Total
Sales to external customers	$1,593,681	$563,586	$1,087,505	$3,244,772	$-	$3,244,772
Intersegment sales	61,640	52,895	5,498	120,033	(120,033)	-
Segment operating income	270,363	39,225	171,239	480,827	(55,512)	425,315

Nine Months Ended September 30,				Subtotal–	Eliminations
2010	Flow Solutions Group			Reportable	and All	Consolidated
	EPD	IPD	FCD	Segments	Other	Total
Sales to external customers	$1,520,267	$539,634	$831,782	$2,891,683	$-	$2,891,683
Intersegment sales	47,310	31,610	5,618	84,538	(84,538)	-
Segment operating income	301,418	46,414	127,920	475,752	(58,353)	417,399
16. Subsequent Events
     On October 4, 2011, we entered into an agreement to acquire for inclusion in EPD, Lawrence Pumps, Inc. (“LPI”), a privately-owned, U.S.-based company specializing in the design, development and manufacture of engineered centrifugal slurry pumps for critical services within the petroleum refining, petrochemical, pulp and paper and energy markets. LPI generated approximately $44 million in sales (unaudited) and EBITDA of approximately $8 million (unaudited) during its fiscal year ended December 31, 2010. The acquisition is expected to close in late October 2011 and is subject to customary closing conditions. Upon closing, 100% of LPI’s outstanding equity will be acquired in a cash transaction valued at approximately $89 million, subject to final adjustments. We intend to fund the transaction with cash on hand.

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
EXECUTIVE OVERVIEW
Our Company
     We believe that we are a world-leading manufacturer and aftermarket service provider of comprehensive flow control systems. We develop and manufacture precision-engineered flow control equipment integral to the movement, management and protection of the flow of materials in our customers’ critical processes. Our product portfolio of pumps, valves, seals, automation and aftermarket services supports global infrastructure industries, including oil and gas, chemical, power generation and water management, as well as general industrial markets, on an integrated basis where our products and services add value. Through our manufacturing platform and global network of Quick Response Centers (“QRCs”), we offer a broad array of aftermarket equipment services, such as installation, advanced diagnostics, repair and retrofitting. We currently employ approximately 16,000 employees in more than 50 countries.
     Our business model is significantly influenced by the capital spending of global infrastructure industries for the placement of new products into service and aftermarket services for existing operations and the extent to which service and maintenance is undertaken by our customers. The worldwide installed base of our products is an important source of aftermarket revenue, where products are expected to ensure the maximum operating time of many key industrial processes. Over the past several years, we have significantly invested in our aftermarket strategy to provide local support to maximize our customers’ investment in our offerings, as well as to provide business stability during various economic periods. The aftermarket business, which is served by more than 160 of our QRCs located around the globe, provides a variety of service offerings for our customers including spare parts, service solutions, product life cycle solutions and other value-added services, and is generally a higher margin business and a key component of our profitable growth strategy.
     Our operations are conducted through three business segments that are referenced throughout this MD&A:
•	FSG EPD for long lead-time, custom and other highly-engineered pumps and pump systems, mechanical seals, auxiliary systems and replacement parts and related services;

•	FSG IPD for engineered and pre-configured industrial pumps and pump systems and related products and services; and

•	FCD for engineered and industrial valves, control valves, actuators and controls and related services.
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
     During the first nine months of 2011, we continued to experience improved bookings volume despite an environment of global macroeconomic uncertainty. The oil and gas industry experienced improved conditions, as the developing regions’ economic growth plans rekindled projections of demand growth for oil and gas. While large project business remained competitive, short cycle and small project activity improved, primarily in the chemical, general, and oil and gas industries. Recovery in the chemical industry has been notable in North America and the developing regions also experienced increased chemical processing investment. In the mature regions excluding Europe, the oil and gas industries continued experiencing a moderate level of investment. Pipeline and refining investments were driven by infrastructure expansion plans in emerging regions.
     During the first nine months of 2011, we continued to experience favorable conditions in our aftermarket business driven by our customers’ need to maintain continuing operations across several industries and the expansion of our aftermarket capabilities provided through our new integrated solutions offerings. Our pursuit of major capital projects globally and our investment in our ability to serve the customer in a local manner remain key components of our long-term growth strategy, as well as provide stability during various economic periods. We believe that our commitment to localize service support capabilities close to our customers’ operations through our QRC network has provided us with the opportunity to grow our market share in the aftermarket portion of our business.
     With overall demand and the need to replace aging infrastructure, we believe that with our customer relationships, global presence and highly regarded technical capabilities, we will continue to have opportunities in our core industries; however, we face challenges affecting many companies in our industry with a significant multinational presence, such as economic, political, currency and other risks.
     Ongoing political and economic conditions in North Africa have caused us to experience shipment delays to this region. We estimate that the shipments to this region that have been delayed resulted in lost or delayed opportunities for operating income of $3.9 million ($2.0 million in EPD and $1.9 million in IPD) and $9.0 million ($6.1 million in EPD and $2.9 million in IPD) for the three months and nine months ended September 30, 2011, respectively. We are closely monitoring the conditions in the Middle East and North Africa and, while there are many potential outcomes in each individual country that are difficult to estimate, based on current facts and circumstances as we understand them, it is possible that delayed shipments and bookings could continue throughout the remainder of the year. If the current conditions in North Africa persist, we estimate that the unfavorable impact on bookings for 2011 could approximate $25 million. The preponderance of our physical assets in the region are located in the Kingdom of Saudi Arabia and the United Arab Emirates and have, to date, not been significantly affected by the unrest elsewhere in the region.
     We continue to assess the conditions and potential adverse impacts of the earthquake and tsunami in Japan earlier in the year, in particular as they relate to our customers and suppliers in the impacted regions, as well as announced and potential regulatory impacts to the global nuclear power market. During the nine months ended September 30, 2011, we did not experience any significant adverse impacts due to shipment delays, collection issues or supply chain disruptions. We are closely monitoring the effects of the Japan crisis on the global nuclear power industry. While it is difficult to estimate the effect of the Fukushima plant shutdown on the global nuclear power market, we have continued to ship nuclear orders in our backlog without significant disruption. We believe that there has been a related reduction in nuclear orders that could continue in the near term, though other parts of our overall power generation business could benefit as nuclear priorities are re-evaluated.
RESULTS OF OPERATIONS — Three and nine months ended September 30, 2011 and 2010
     Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects on operations by translating current year results on a monthly basis at prior year exchange rates for the same periods.
     As discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, we acquired for inclusion in FCD, Valbart, a privately-owned Italian valve manufacturer, effective July 16, 2010, and Valbart’s results of operations have been consolidated since the date of acquisition. No pro forma information has been provided for the acquisition due to immateriality.
     As discussed in Note 6 to our condensed consolidated financial statements included in this Quarterly Report, beginning in 2009, we initiated Realignment Programs to reduce and optimize certain non-strategic manufacturing facilities and our overall cost structure by improving our operating efficiency, reducing redundancies, maximizing global consistency and driving improved financial performance, as well as expanding our efforts to optimize assets, responding to reduced orders and driving an enhanced customer-facing organization. To date, we have incurred charges related to our Realignment Programs of $89.7 million, including $18.3 million in 2010 and $68.1 million in 2009. We expect to incur approximately $2 million of additional charges resulting in total expected Realignment Programs charges of approximately $92 million for approved plans. Total expected realignment charges represent management’s best estimate to date for approved plans. As the execution of certain initiatives are still in process, the amount and nature of actual realignment charges incurred could vary from total expected charges.
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
     Charges, net of adjustments, related to our Realignment Programs were $1.2 million and $2.1 million for the three months ended September 30, 2011 and September 30, 2010, respectively. IPD, FCD and EPD incurred $1.0 million, $0.1 million and $0.1 million of realignment charges, net of adjustments, for the three months ended September 30, 2011, respectively. For the three months ended September 30, 2010, IPD, FCD, EPD and Eliminations and All Other incurred $1.1 million, $0.8 million, $0.1 million and $0.1 million of realignment charges, net of adjustments, respectively.
     Charges, net of adjustments, related to our Realignment Programs were $3.3 million and $10.2 million for the nine months ended September 30, 2011 and September 30, 2010, respectively. IPD, FCD and EPD incurred $3.0 million, $0.5 million, and $0.1 million of realignment charges, net of adjustments, for the nine months ended September 30, 2011, respectively. Eliminations and All Other incurred $0.3 million of adjustments due to changes in estimates for the nine months ended September 30, 2011. For the nine months ended September 30, 2010, IPD, FCD, EPD and Eliminations and All Other incurred $5.4 million, $3.9 million, $0.5 million and $0.4 million of realignment charges, net of adjustments, respectively.
     Based on actions under our Realignment Programs, we have realized additional savings of approximately $4 million and $23 million for the three and nine months ended September 30, 2011, respectively, as compared with the same period in 2010, and we expect to realize total savings in 2011 of approximately $116 million. Upon completion of our Realignment Programs, we expect annual run rate cost savings of approximately $120 million at current exchange rates. Approximately two-thirds of savings from the Realignment Programs were and will be realized in COS and the remainder in SG&A. Actual savings realized could vary from expected savings, which represent management’s best estimate to date.
     Generally, the aforementioned charges were or will be paid in cash, except for asset write-downs, which are non-cash charges. Asset write-down charges of $2.3 million and $3.1 million were recorded during the nine months ended September 30, 2011 and 2010, respectively. The majority of remaining cash payments related to our Realignment Programs will be incurred by the end of 2012.
     In addition, in connection with our previously announced IPD recovery plan, in the second quarter of 2011 we initiated new activities to optimize structural parts of IPD’s business. We expect charges related to this program to be non-restructuring in nature and will approximate $9 million, of which $7.1 million was incurred and recorded in COS for the nine months ended September 30, 2011, all of which were incurred in the second quarter of 2011.
Consolidated Results
Bookings, Sales and Backlog

	Three Months Ended September 30,
(Amounts in millions)	2011	2010
Bookings	$1,159.7	$1,000.3
Sales	1,121.8	971.7

	Nine Months Ended September 30,
(Amounts in millions)	2011	2010
Bookings	$3,526.6	$3,202.2
Sales	3,244.8	2,891.7
     We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacturing, service or support. Bookings recorded and subsequently cancelled within the year-to-date period are excluded from year-to-date bookings. Bookings for the three months ended September 30, 2011 increased by $159.4 million, or 15.9%, as compared with the same period in 2010. The increase included currency benefits of approximately $57 million. The increase is primarily attributable to increased original equipment bookings in FCD, due to growth in the oil and gas, chemical and general industries, and increased aftermarket bookings in EPD.
     Bookings for the nine months ended September 30, 2011 increased by $324.4 million, or 10.1%, as compared with the same period in 2010. The increase included currency benefits of approximately $157 million. The increase was primarily attributable to increased original equipment bookings in FCD and IPD, coupled with increased aftermarket bookings in EPD. These increases were partially offset by decreased original equipment bookings in EPD. The increase was also attributable to strength in the oil and gas and chemical industries in FCD and general industries in both FCD and IPD, partially offset by a decrease in the oil and gas industry in EPD.
     Sales for the three months ended September 30, 2011 increased by $150.1 million, or 15.4%, as compared with the same period in 2010. The increase included currency benefits of approximately $54 million. Sales increased for all business segments, primarily due to increased original equipment sales in FCD and aftermarket sales in EPD and FCD. Net sales to international customers, including export sales from the U.S., were approximately 73% of total sales for the three months ended September 30, 2011, as compared with approximately 74% for the same period in 2010.
     Sales for the nine months ended September 30, 2011 increased by $353.1 million, or 12.2%, as compared with the same period in 2010. The increase included currency benefits of approximately $152 million. The increase was primarily due to increased original equipment sales in FCD and aftermarket sales in EPD and FCD, partially offset by decreased original equipment sales in EPD. Net sales to international customers, including export sales from the U.S., were approximately 72% of total sales for both the nine months ended September 30, 2011 and 2010.
     Backlog represents the aggregate value of booked but uncompleted customer orders and is influenced primarily by bookings, sales, cancellations and currency effects. Backlog of $2,812.7 million at September 30, 2011 increased by $218.0 million, or 8.4%, as compared with December 31, 2010. Currency effects provided a decrease of approximately $43 million. Approximately 25% of the backlog at September 30, 2011 was related to aftermarket uncompleted orders.
Gross Profit and Gross Profit Margin

	Three Months Ended September 30,
(Amounts in millions)	2011	2010
Gross profit	$376.6	$333.5
Gross profit margin	33.6%	34.3%

	Nine Months Ended September 30,
(Amounts in millions)	2011	2010
Gross profit	$1,093.6	$1,025.2
Gross profit margin	33.7%	35.5%
     Gross profit for the three months ended September 30, 2011 increased by $43.1 million, or 12.9%, as compared with the same period in 2010. The increase included the effect of approximately $2 million in increased savings realized from our Realignment Programs as compared with the same period in 2010. Gross profit margin for the three months ended September 30, 2011 of 33.6% decreased from 34.3% for the same period in 2010. The decrease was primarily attributable to lower margins on certain large projects in EPD, partially offset by improved margins in FCD and a mix shift to higher margin aftermarket sales in all divisions. As a result of the sales mix shift, aftermarket sales increased to approximately 41% of total sales, as compared with approximately 39% of total sales for the same period in 2010.
     Gross profit for the nine months ended September 30, 2011 increased by $68.4 million, or 6.7%, as compared with the same period in 2010. The increase included the effect of approximately $13 million in increased savings realized from our Realignment Programs as compared with the same period in 2010. Gross profit margin for the nine months ended September 30, 2011 of 33.7% decreased from 35.5% for the same period in 2010. The decrease was primarily attributable to lower margins on certain large projects in EPD and charges related to the IPD recovery plan, partially offset by improved margins in FCD and a mix shift to higher margin aftermarket sales in all divisions. As a result of the sales mix shift, aftermarket sales increased to approximately 41% of total sales, as compared with approximately 39% of total sales for the same period in 2010.
Selling, General and Administrative Expense

	Three Months Ended September 30,
(Amounts in millions)	2011	2010
SG&A	$226.0	$207.7
SG&A as a percentage of sales	20.1%	21.4%

	Nine Months Ended September 30,
(Amounts in millions)	2011	2010
SG&A	$681.6	$620.3
SG&A as a percentage of sales	21.0%	21.5%
     SG&A for the three months ended September 30, 2011 increased by $18.3 million, or 8.8%, as compared with the same period in 2010. Currency effects yielded an increase of approximately $10 million. The increase included the effect of approximately $2 million in increased savings from our Realignment Programs as compared with the same period in 2010. The increase was primarily attributable to increased selling and marketing related expenses in FCD and EPD. SG&A as a percentage of sales for the three months ended September 30, 2011 was lower as compared with the same period in 2010.
     SG&A for the nine months ended September 30, 2011 increased by $61.3 million, or 9.9%, as compared with the same period in 2010. Currency effects yielded an increase of approximately $26 million. The increase included the effect of approximately $10 million in increased savings from our Realignment Programs as compared with the same period in 2010. The increase was primarily attributable to increased selling and marketing related expenses in FCD and EPD, as well as a $3.9 million penalty that was assessed by a Spanish regulatory commission in the second quarter of 2011. SG&A as a percentage of sales for the nine months ended September 30, 2011 was slightly lower as compared with the same period in 2010.
Net Earnings from Affiliates

	Three Months Ended September 30,
(Amounts in millions)	2011	2010
Net earnings from affiliates	$4.4	$3.4

	Nine Months Ended September 30,
(Amounts in millions)	2011	2010
Net earnings from affiliates	$13.3	$12.5
     Net earnings from affiliates represents our net income from investments in eight joint ventures (one located in each of Japan, Saudi Arabia, South Korea and the United Arab Emirates and two located in each of China and India) that are accounted for using the equity method of accounting. Net earnings from affiliates for the three months ended September 30, 2011 increased by $1.0 million, or 29.4%, as compared with the same period in 2010, primarily due to increased earnings of our FCD joint venture in India.
     Net earnings from affiliates for the nine months ended September 30, 2011 increased by $0.8 million, or 6.4%, as compared with the same period in 2010, primarily due to increased earnings of our FCD joint venture in India.
Operating Income and Operating Margin

	Three Months Ended September 30,
(Amounts in millions)	2011	2010
Operating income	$155.0	$129.2
Operating income as a percentage of sales	13.8%	13.3%

	Nine Months Ended September 30,
(Amounts in millions)	2011	2010
Operating income	$425.3	$417.4
Operating income as a percentage of sales	13.1%	14.4%
     Operating income for the three months ended September 30, 2011 increased by $25.8 million, or 20.0%, as compared with the same period in 2010. The increase included currency benefits of approximately $6 million. The increase included the effect of approximately $4 million in increased savings realized from our Realignment Programs as compared with the same period in 2010. The increase is primarily a result of the $43.1 million increase in gross profit as discussed above, partially offset by the $18.3 million increase in SG&A, as discussed above. The increase in operating income as a percentage of sales is primarily due to SG&A as a percentage of sales decreasing to 20.1% from 21.4% for the same period in 2010.

     Operating income for the nine months ended September 30, 2011 increased by $7.9 million, or 1.9%, as compared with the same period in 2010. The increase included currency benefits of approximately $19 million. The increase included the effect of approximately $23 million in increased savings realized from our Realignment Programs as compared with the same period in 2010. The increase is primarily a result of the $68.4 million increase in gross profit as discussed above, partially offset by the $61.3 million increase in SG&A. The decrease in operating income as a percentage of sales is primarily due to gross profit margin decreasing to 33.7% from 35.5% for the same period in 2010.
Interest Expense and Interest Income

	Three Months Ended September 30,
(Amounts in millions)	2011	2010
Interest expense	$(8.5)	$(8.3)
Interest income	0.2	0.4

	Nine Months Ended September 30,
(Amounts in millions)	2011	2010
Interest expense	$(26.7)	$(25.9)
Interest income	1.1	1.2
     Interest expense for the three and nine months ended September 30, 2011 increased by $0.2 million and $0.8 million, respectively, as compared with the same periods in 2010. Interest expense increased in 2011 primarily due to increased interest expense on local borrowings to fund short-term cash needs in support of growth in emerging markets. Approximately 70% of our term loan was at fixed rates at September 30, 2011, including the effects of $335.0 million of notional interest rate swaps.
     Interest income for the three and nine months ended September 30, 2011 decreased by $0.2 million and $0.1 million, respectively as compared with the same periods in 2010. These decreases are primarily attributable to lower average cash balances in 2011 as compared with the same periods in 2010.
Other Income (Expense), Net

	Three Months Ended September 30,
(Amounts in millions)	2011	2010
Other (expense) income, net	$(6.6)	$18.6

	Nine Months Ended September 30,
(Amounts in millions)	2011	2010
Other income (expense), net	$7.9	$(15.3)
     Other (expense) income, net for the three months ended September 30, 2011 decreased $25.2 million to other expense, net of $6.6 million as compared with the same period in 2010, primarily due to a $28.4 million decrease in gains (due to a $9.9 million loss in the current period as compared with an $18.5 million gain in the prior period) on foreign exchange contracts, partially offset by a $8.2 million increase in gains arising from transactions in currencies other than our sites’ functional currencies, which reflect the relative strengthening of the U.S. dollar versus the Euro during the three months ended September 30, 2011 as compared with the same period in 2010. The three months ended September 30, 2010 included a $2.6 million gain on the sale of a small, non-core investment in a joint venture that was accounted for under the cost method that did not recur for the comparable period in 2011.
     Other income (expense), net for the nine months ended September 30, 2011 increased $23.2 million to other income, net of $7.9 million as compared with the same period in 2010. This was primarily due to a $21.9 million increase in gains (due to a $7.7 million gain in the current period as compared with a $14.2 million loss in the prior period) arising from transactions in currencies other than our sites’ functional currencies, which reflect the relative strengthening of the U.S. dollar versus the Euro during the nine months ended September 30, 2011 as compared with the same period in 2010. The above mentioned currency losses in 2010 included the impact of the $8.4 million net loss recorded as a result of Venezuela’s currency devaluation effective January 11, 2010. The nine months ended September 30, 2010 included a $2.6 million gain on the sale of a small, non-core investment in a joint venture that was accounted for under the cost method that did not recur for the comparable period in 2011.

Tax Expense and Tax Rate

	Three Months Ended September 30,
(Amounts in millions)	2011	2010
Provision for income taxes	$32.1	$35.7
Effective tax rate	22.9%	25.5%

	Nine Months Ended September 30,
(Amounts in millions)	2011	2010
Provision for income taxes	$103.9	$101.1
Effective tax rate	25.5%	26.8%
     Our effective tax rate of 22.9% for the three months ended September 30, 2011 decreased from 25.5% for the same period in 2010. The effective tax rate varied from the U.S. federal statutory rate for the three months ended September 30, 2011 primarily due to the net impact of foreign operations. Our effective tax rate of 25.5% for the nine months ended September 30, 2011 decreased from 26.8% for the same period in 2010. The decrease is primarily due to a more favorable net impact of foreign operations as compared with the same period in 2010.
Other Comprehensive Income (Expense)

	Three Months Ended September 30,
(Amounts in millions)	2011	2010
Other comprehensive (expense) income	$(105.5)	$95.9

	Nine Months Ended September 30,
(Amounts in millions)	2011	2010
Other comprehensive (expense) income	$(29.3)	$3.5
     Other comprehensive (expense) income for the three months ended September 30, 2011 decreased $201.4 million to expense of $105.5 million as compared with the same period in 2010, primarily reflecting the strengthening of the U.S. dollar versus the Euro during the three months ended September 30, 2011, as compared with the same period in 2010.
     Other comprehensive (expense) income for the nine months ended September 30, 2011 decreased $32.8 million to expense of $29.3 million as compared with the same period in 2010, primarily reflecting the strengthening of the U.S. dollar versus the Euro during the nine months ended September 30, 2011, as compared with the same period in 2010.
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
     Our business segments share a focus on industrial flow control technology and have a high number of common customers. These segments also have complementary product offerings and technologies that are often combined in applications which provide us a net competitive advantage. Our segments also benefit from our global footprint and our economies of scale in reducing administrative and overhead costs to serve customers more cost effectively.
FSG Engineered Product Division Segment Results
     Our largest business segment is EPD, through which we design, manufacture, distribute and service custom and other highly-engineered pumps and pump systems, mechanical seals, auxiliary systems and replacement parts (collectively referred to as “original equipment”). EPD includes longer lead-time, highly-engineered pump products, and shorter cycle engineered pumps and mechanical seals that are generally manufactured much more quickly. EPD also manufactures replacement parts and related equipment and provides a full array of replacement parts, repair and support services (collectively referred to as “aftermarket”). EPD primarily operates in the oil and gas, chemical, power generation and water management industries. EPD operates in 40 countries with 27 manufacturing facilities worldwide, nine of which are located in Europe, ten in North America, four in Asia and four in Latin America, and it has 117 QRCs, including those co-located in manufacturing facilities.

	Three Months Ended September 30,

(Amounts in millions)	2011	2010
Bookings	$567.6	$497.9
Sales	574.3	511.3
Gross profit	193.1	184.8
Gross profit margin	33.6%	36.1%
Segment operating income	91.9	92.8
Segment operating income as a percentage of sales	16.0%	18.1%

	Nine Months Ended September 30,

(Amounts in millions)	2011	2010
Bookings	$1,753.7	$1,719.5
Sales	1,655.3	1,567.6
Gross profit	573.3	575.1
Gross profit margin	34.6%	36.7%
Segment operating income	270.4	301.4
Segment operating income as a percentage of sales	16.3%	19.2%
     Bookings for the three months ended September 30, 2011 increased by $69.7 million, or 14.0%, as compared with the same period in 2010. The increase included currency benefits of approximately $24 million. Customer bookings in Europe, the Middle East and Africa (“EMA”), Latin America, North America and Asia Pacific increased $28.3 million (including currency benefits of approximately $14 million), $18.2 million, $13.6 million and $13.4 million, respectively. The increase primarily consisted of an increase in the oil and gas, power generation and chemical industries. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased $3.4 million.
     Bookings for the nine months ended September 30, 2011 increased by $34.2 million, or 2.0%, as compared with the same period in 2010. The increase included currency benefits of approximately $73 million. Customer bookings in Latin America and Asia Pacific increased $45.8 million (including currency benefits of approximately $9 million) and $15.2 million (including currency benefits of approximately $19 million), respectively. These increases were partially offset by a decrease of $23.9 million in EMA (including currency benefits of approximately $40 million). The overall net increase primarily consisted of an increase in the power generation and chemical industries. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) decreased by $4.2 million.
     Sales for the three months ended September 30, 2011 increased $63.0 million, or 12.3%, as compared with the same period in 2010. The increase included currency benefits of approximately $25 million. The increase was primarily due to increased customer sales in North America, EMA and Latin America of $27.4 million, $18.8 million (including currency benefits of approximately $16 million) and $14.3 million, respectively. These increases were primarily driven by increased aftermarket sales. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) increased $3.2 million.
     Sales for the nine months ended September 30, 2011 increased $87.7 million, or 5.6%, as compared with the same period in 2010. The increase included currency benefits of approximately $75 million. The increase was primarily due to increased customer sales in North America, Asia Pacific and Latin America of $66.7 million, $32.0 million (including currency benefits of approximately $18 million) and $17.3 million (including currency benefits of approximately $11 million), respectively. These increases were primarily driven by increased aftermarket sales, and were partially offset by a decrease of $34.9 million (including currency benefits of approximately $40 million) in EMA. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) increased $14.3 million.
     Gross profit for the three months ended September 30, 2011 increased by $8.3 million, or 4.5%, as compared with the same period in 2010. Gross profit margin for the three months ended September 30, 2011 of 33.6% decreased from 36.1% for the same period in 2010. The decrease was primarily attributed to the effect on revenue of certain large projects at very low margins and the negative impact of currency on margins of U.S. dollar denominated sales produced in some of our non-U.S. facilities, partially offset by a sales mix shift towards higher margin aftermarket sales.
     Gross profit for the nine months ended September 30, 2011 decreased by $1.8 million, or 0.3%, as compared with the same period in 2010. Gross profit margin for the nine months ended September 30, 2011 of 34.6% decreased from 36.7% for the same period in 2010. The decrease was primarily attributed to the effect on revenue of certain large projects at very low margins, the negative impact of currency on margins of U.S. dollar denominated sales produced in some of our non-U.S. facilities and incremental charges associated with certain projects that have not shipped, partially offset by a sales mix shift towards higher margin aftermarket sales.

from our supply chain initiatives and increased savings realized from our Realignment Programs as compared with the same period in 2010.
     Operating income for the three months ended September 30, 2011 decreased by $0.9 million, or 1.0%, as compared with the same period in 2010. The decrease included currency benefits of approximately $4 million. The overall net decrease was due primarily to increased SG&A of $8.7 million (including increases due to currency effects of approximately $5 million), which was primarily due to increased selling and marketing related expenses, substantially offset by the increased gross profit of $8.3 million, as discussed above.
     Operating income for the nine months ended September 30, 2011 decreased by $31.0 million, or 10.3%, as compared with the same period in 2010. The increase included currency benefits of approximately $12 million. The overall net decrease was due primarily to increased SG&A of $28.7 million (including increases due to currency effects of approximately $13 million), which was primarily due to increased selling and marketing related expenses, allowance for doubtful accounts recoveries during the same period in 2010 that did not recur and a $3.9 million penalty that was assessed by a Spanish regulatory commission in the second quarter of 2011, and the reduced gross profit of $1.8 million, as discussed above.
     Backlog of $1,499.2 million at September 30, 2011 increased by $63.7 million, or 4.4%, as compared with December 31, 2010. Currency effects provided a decrease of approximately $31 million. Backlog at September 30, 2011 and December 31, 2010 included $19.7 million and $25.5 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
FSG Industrial Product Division Segment Results
     Through IPD, we design, manufacture, distribute and service engineered, pre-configured industrial pumps and pump systems, including submersible motors (collectively referred to as “original equipment”). Additionally, IPD manufactures replacement parts and related equipment, and provides a full array of support services (collectively referred to as “aftermarket”). IPD primarily operates in the oil and gas, chemical, water management, power generation and general industries. IPD operates 13 manufacturing facilities, three of which are located in the U.S and six in Europe, and it operates 21 QRCs worldwide, including 11 sites in Europe and four in the U.S., including those co-located in manufacturing facilities.

	Three Months Ended September 30,

(Amounts in millions)	2011	2010
Bookings	$223.2	$202.9
Sales	215.6	176.5
Gross profit	50.9	42.0
Gross profit margin	23.6%	23.8%
Segment operating income	16.5	9.5
Segment operating income as a percentage of sales	7.7%	5.4%

	Nine Months Ended September 30,

(Amounts in millions)	2011	2010
Bookings	$674.5	$609.5
Sales	616.5	571.2
Gross profit	140.4	146.6
Gross profit margin	22.8%	25.7%
Segment operating income	39.2	46.4
Segment operating income as a percentage of sales	6.4%	8.1%
     Bookings for the three months ended September 30, 2011 increased by $20.3 million, or 10.0%, as compared with the same period in 2010. This increase included currency benefits of approximately $11 million. The increase was primarily driven by increased customer bookings of $29.9 million in EMA and Australia, partially offset by decreased customer bookings in North America. Increased customer bookings, primarily in the chemical, power generation and oil and gas industries, were offset by decreased customer bookings in the general industries. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increased by $8.1 million.
     Bookings for the nine months ended September 30, 2011 increased by $65.0 million, or 10.7%, as compared with the same period in 2010. The increase included currency benefits of approximately $29 million. The increase was primarily driven by increased customer bookings of $41.8 million (including currency benefits of approximately $20 million) in EMA and Australia partially offset by a decrease in customer bookings of $3.1 million in the Americas. Increased customer bookings were driven by general and chemical industries, partially offset by decreased customer bookings in the power generation industry. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increased $27.9 million.
     Sales for the three months ended September 30, 2011 increased by $39.1 million, or 22.2%, as compared with the same period in 2010. The increase included currency benefits of approximately $11 million. The increase in customer sales was driven by an increase of $21.7 million in the Americas primarily due to original equipment sales and a $12.5 million increase in EMA primarily driven by aftermarket sales. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) increased $5.7 million.
     Sales for the nine months ended September 30, 2011 increased by $45.3 million, or 7.9%, as compared with the same period in 2010. The increase included currency benefits of approximately $28 million. The increase in customer sales was driven by an increase of $42.3 million in the Americas, partially offset by a decrease in EMA and Australia. The increase in the Americas was primarily driven by original equipment sales. The decline in EMA and Australia was primarily attributable to decreased original equipment sales, which resulted from lower beginning of year original equipment backlog as compared with 2010. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) increased $21.3 million.
     Gross profit for the three months ended September 30, 2011 increased by $8.9 million, or 21.2%, as compared with the same period in 2010. Gross profit margin for the three months ended September 30, 2011 of 23.6% decreased from 23.8% for the same period in 2010. The decrease is primarily attributable to increased material costs, substantially offset by increased sales, which favorably impacted our absorption of fixed manufacturing costs, and a mix shift to higher margin aftermarket sales.
     Gross profit for the nine months ended September 30, 2011 decreased by $6.2 million, or 4.2%, as compared with the same period in 2010. Gross profit margin for the nine months ended September 30, 2011 of 22.8% decreased from 25.7% for the same period in 2010. The decrease is primarily attributable to less favorable pricing on projects shipped from backlog, increased material costs, charges related to the IPD recovery plan and operational efficiency issues in certain sites, partially offset by increased savings realized from our Realignment Programs, as compared with the same period in 2010, and a mix shift to higher margin aftermarket sales.
     Operating income for the three months ended September 30, 2011 increased by $7.0 million, or 73.7%, as compared with the same period in 2010. The increase included currency benefits of approximately $1 million. The increase is due to the $8.9 million increase in gross profit discussed above, partially offset by a $1.9 million increase in SG&A. The increase in SG&A included increases due to currency effects of approximately $2 million.
     Operating income for the nine months ended September 30, 2011 decreased by $7.2 million, or 15.5%, as compared with the same period in 2010. The decrease included currency benefits of approximately $2 million. The overall net decrease is due to the $6.2 million decrease in gross profit discussed above, coupled with a $0.9 million increase in SG&A. The increase in SG&A included increases due to currency effects of approximately $4 million.
     Backlog of $608.3 million at September 30, 2011 increased by $40.3 million, or 7.1%, as compared with December 31, 2010. Currency effects provided a decrease of approximately $3 million. Backlog at September 30, 2011 and December 31, 2010 includes $52.2 million and $38.5 million, respectively, of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
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

	Three Months Ended September 30,
(Amounts in millions)	2011	2010
Bookings	$409.9	$335.0
Sales	368.3	312.6
Gross profit	131.3	107.4
Gross profit margin	35.7%	34.4%
Segment operating income	63.8	45.7
Segment operating income as a percentage of sales	17.3%	14.6%

	Nine Months Ended September 30,
(Amounts in millions)	2011	2010
Bookings	$1,227.1	$978.7
Sales	1,093.0	837.4
Gross profit	378.8	303.2
Gross profit margin	34.7%	36.2%
Segment operating income	171.2	127.9
Segment operating income as a percentage of sales	15.7%	15.3%
     Bookings for the three months ended September 30, 2011 increased $74.9 million, or 22.4%, as compared with the same period in 2010. The increase included currency benefits of approximately $21 million. The increase in bookings is primarily attributable to strength in the oil and gas industry in EMA and Asia Pacific, maintenance, repair and overhaul (“MRO”) activity in the chemical industry in North America, and a large pulp and paper project in Latin America. Increased bookings were partially offset by decreases in the power generation industry due primarily to a slowdown in global nuclear power project awards.
     Bookings for the nine months ended September 30, 2011 increased $248.4 million, or 25.4%, as compared with the same period in 2010. The increase included currency benefits of approximately $55 million. The increase in bookings is primarily attributable to strength in the oil and gas industry, primarily in EMA and Asia Pacific, and increased bookings in the chemical and general industries. Increased bookings were partially offset by decreases in the power generation industry due primarily to a slowdown in global nuclear power projects. The increase above includes increased Valbart bookings of $92.3 million.
     Sales for the three months ended September 30, 2011 increased $55.7 million, or 17.8%, as compared with the same period in 2010. The increase included currency benefits of approximately $18 million. Customer sales in EMA and North America increased $47.6 million (including currency benefits of approximately $15 million) and $9.6 million, respectively, reflecting continued growth in the oil and gas, chemical and general industries.
     Sales for the nine months ended September 30, 2011 increased $255.6 million, or 30.5%, as compared with the same period in 2010. The increase included currency benefits of approximately $48 million. Customer sales in EMA increased $171.9 million (including currency benefits of approximately $39 million), reflecting continued recovery in the oil and gas industry and includes increased Valbart sales of $78.3 million. North America and Asia Pacific increased $43.2 million and $32.1 million, respectively.
     Gross profit for the three months ended September 30, 2011 increased by $23.9 million, or 22.3%, as compared with the same period in 2010. Gross profit margin for the three months ended September 30, 2011 of 35.7% increased from 34.4% for the same period in 2010. The increase is attributable to increased sales, which positively impacted our absorption of fixed manufacturing costs, and a favorable product line and MRO mix.
     Gross profit for the nine months ended September 30, 2011 increased by $75.6 million, or 24.9%, as compared with the same period in 2010. Gross profit margin for the nine months ended September 30, 2011 of 34.7% decreased from 36.2% for the same period in 2010. The decrease was attributable to increased material costs and the negative impact of low margins on acquired Valbart backlog, partially offset by increased sales, which favorably impacted our absorption of fixed manufacturing costs, and various CIP initiatives. The gross profit increase attributable to Valbart was $10.7 million.
     Operating income for the three months ended September 30, 2011 increased by $18.1 million, or 39.6%, as compared with the same period in 2010. The increase included currency benefits of approximately $2 million. The increase was principally attributable to the $23.9 million increase in gross profit as discussed above, partially offset by $7.2 million increase in SG&A. Increased SG&A was primarily attributable to increased selling and marketing-related expenses and increased research and development costs.

     Operating income for the nine months ended September 30, 2011 increased by $43.3 million, or 33.9%, as compared with the same period in 2010. The increase included currency benefits of approximately $6 million. The increase is principally attributable to the $75.6 million increase in gross profit as discussed above, partially offset by a $33.7 million increase in SG&A, which included increased SG&A of $10.5 million attributable to Valbart. Increased SG&A was also attributable to increased selling and marketing-related expenses and increased research and development costs.
     Backlog of $779.8 million at September 30, 2011 increased by $121.3 million, or 18.4%, as compared with December 31, 2010. Currency effects provided a decrease of approximately $9 million.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis

	Nine Months Ended September 30,
(Amounts in millions)	2011	2010
Net cash flows used by operating activities	$(150.1)	$(16.6)
Net cash flows used by investing activities	(68.5)	(234.8)
Net cash flows used by financing activities	(110.0)	(68.4)
     Existing cash, cash generated by operations and borrowings available under our existing revolving credit facility are our primary sources of short-term liquidity. Our cash balance at September 30, 2011 was $227.9 million, as compared with $557.6 million at December 31, 2010.
     For the nine months ended September 30, 2011 our cash used by operating activities reflected additional cash used to support short-term working capital needs and a trend towards longer payment terms on project progress billings. Working capital increased for the nine months ended September 30, 2011 as compared with the same period 2010, due primarily to higher inventory of $206.1 million and higher accounts receivable of $201.6 million. Working capital increased for the nine months ended September 30, 2010, due primarily to lower accrued liabilities of $138.4 million, resulting from reductions in advanced cash received from customers, lower accounts payable of $62.0 million and increased inventories of $112.5 million. During the nine months ended September 30, 2011, we contributed $8.3 million to our U.S. pension plan.
     Increases in accounts receivable used $201.6 million of cash flow for the nine months ended September 30, 2011, as compared with $47.9 million for the same period in 2010. As of September 30, 2011, our days’ sales receivables outstanding (“DSO”) was 82 days as compared with 78 days as of September 30, 2010. For reference purposes based on 2011 sales, an improvement of one day could provide approximately $12 million in cash flow. The increase was primarily due to delays in collection of accounts receivable due to shipment delays, disputes over project documentation, slower than anticipated payments from certain Engineering, Procurement and Construction (“EPC”) contractors and end-customers, and contractually longer payment terms. We have not experienced a significant increase in customer payment defaults. Increases in inventory used $206.1 million of cash flow for the nine months ended September 30, 2011 compared with $112.5 million for the same period in 2010. The increase is primarily due to shipment delays and acceleration of short cycle orders during the nine months ended September 30, 2011, requiring higher raw material and work in process inventory to support end of period backlog. Inventory turns were 2.8 times as of September 30, 2011 and 2.7 times as of September 30, 2010. Our calculation of inventory turns does not reflect the impact of advanced cash received from our customers. For reference purposes based on 2011 data, an improvement of one-tenth of a turn could yield approximately $29 million in cash flow. We continue to work through isolated execution issues, which have contributed to the delays mentioned above, and work with our customers to finalize collection of accounts receivable. At the end of the third quarter 2011, we began to see past due projects trend downward due to our efforts to target such projects, and we remain highly focused on further reducing past due projects by year end. Increases in prepaid expenses and other current assets used $21.6 million of cash for the nine months ended September 30, 2011 as compared with $17.0 million for the same period in 2010. The increase is primarily due to increased advanced payments to suppliers. Decreases in accounts payable used $101.7 million of cash flow for the nine months ended September 30, 2011 as compared with $62.0 million for the same period in 2010. The decrease in 2011 is primarily due to higher accounts payable balances related to certain inventory and equipment purchases and corporate-level expenses at December 31, 2010 that required payment during the first quarter of 2011 based on contractual payment terms, as compared with the same period in 2010.
     Cash flows used by investing activities during the nine months ended September 30, 2011 were $68.5 million, as compared with $234.8 million for the same period in 2010. Capital expenditures during the nine months ended September 30, 2011 were $71.2 million, an increase of $24.7 million as compared with the same period in 2010. In 2011, our cash flows for investing activities are focused on strategic initiatives to pursue new markets, geographic expansion, Enterprise Resource Planning (“ERP”) application upgrades, information technology infrastructure and cost reduction opportunities and are expected to be between $125 million and $135 million for the full year, before consideration of any acquisition activity. In the fourth quarter of 2011, we expect a use of cash of approximately $89 million to acquire LPI. For the nine months ended September 30, 2010 there were $199.4 million in cash outflows for the acquisition of Valbart and net cash inflows of $4.3 million from affiliate investing activity that did not recur in 2011.
     Cash flows used by financing activities during the nine months ended September 30, 2011 were $110.0 million, as compared with $68.4 million for the same period in 2010. Cash outflows during the nine months ended September 30, 2011 resulted primarily from the payment of $51.8 million in dividends, $41.1 million for the repurchase of common shares and $18.8 million from the payments of long-term debt. Cash outflows for the same period in 2010 resulted primarily from the payment of $47.4 million in dividends and $34.1 million for the repurchase of common shares, partially offset by proceeds and excess tax benefits from stock option activity.
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
     On September 12, 2011, our Board of Directors announced the approval of a new program to repurchase up to $300.0 million of our outstanding common stock over an unspecified time period. The program is expected to commence in the fourth quarter of 2011.
     On February 27, 2008, our Board of Directors announced the approval of a program to repurchase up to $300.0 million of our outstanding common stock over an unspecified time period, and the program commenced in the second quarter of 2008. We repurchased 168,750 shares for $15.1 million and 112,500 shares for $11.0 million during the three months ended September 30, 2011 and 2010, respectively. We repurchased 381,250 shares for $41.1 million and 337,500 shares for $34.1 million during the nine months ended September 30, 2011 and 2010, respectively. To date, we have repurchased a total of 3,116,850 shares for $293.0 million under this program, and the program is expected to conclude in the fourth quarter of 2011. See “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” below.
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
     As discussed in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, effective July 16, 2010, we acquired for inclusion in FCD, Valbart, a privately-owned Italian valve manufacturer, for $199.4 million, which included $33.8 million of existing Valbart net debt (third party debt less cash on hand) that was repaid at closing. Valbart manufactures trunnion-mounted ball valves used primarily in upstream and midstream oil and gas applications, and its acquisition is to improve our ability to provide a more complete valve portfolio to oil and gas projects. Valbart generated approximately €81 million ($104 million, at then-current exchange rates) in sales (unaudited) during its fiscal year ended May 31, 2010.
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
     On October 4, 2011, we entered into an agreement to acquire for inclusion in EPD, LPI, a privately-owned, U.S.-based company specializing in the design, development and manufacture of engineered centrifugal slurry pumps for critical services within the petroleum refining, petrochemical, pulp and paper and energy markets. LPI generated approximately $44 million in sales (unaudited) and EBITDA of approximately $8 million (unaudited) during its fiscal year ended December 31, 2010. The acquisition is expected to close in late October 2011 and is subject to customary closing conditions. Upon closing, 100% of LPI’s outstanding equity will be acquired in a cash transaction valued at approximately $89 million, subject to final adjustments. We intend to fund the transaction proceeds with cash on hand.

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
     At both September 30, 2011 and December 31, 2010, we had no amounts outstanding under the revolving credit facility. We had outstanding letters of credit of $144.8 million and $133.9 million at September 30, 2011 and December 31, 2010, respectively, which reduced our borrowing capacity to $355.2 million and $366.1 million, respectively.
     Borrowings under our Credit Facilities, other than in respect of swingline loans, bear interest at a rate equal to, at our option, either (1) LIBOR plus 1.75% — 2.50%, as applicable, depending on our consolidated leverage ratio (2) the base rate (which is based on greater of the prime rate most recently announced by the administrative agent under our New Credit Facilities or the Federal Funds rate plus 0.50% or (3) a daily rate equal to the one month LIBOR plus 1.0% plus, as applicable, an applicable margin of 0.75% — 1.50% determined by reference to the ratio of our total debt to consolidated EBITDA. The applicable interest rate as of September 30, 2011 was 2.39% for borrowings under our Credit Facilities. In connection with our Credit Facilities, we have entered into $335.0 million of notional amount of interest rate swaps at September 30, 2011 to hedge exposure to floating interest rates.
     We may prepay loans under our Credit Facilities in whole or in part, without premium or penalty, at any time. During the three and nine months ended September, 2011, we made scheduled repayments under our Credit Facilities of $6.3 million and $18.8 million, respectively. We have scheduled repayments of $6.3 million due in each of the next four quarters.
     Our obligations under the Credit Agreement are unconditionally guaranteed, jointly and severally, by substantially all of our existing and subsequently acquired or organized domestic subsidiaries and 65% of the capital stock of certain foreign subsidiaries, subject to certain controlled company and materiality exceptions. The Lenders have agreed to release the collateral if we achieve an Investment Grade Rating (as defined in the Credit Agreement) by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services for our senior unsecured, non-credit-enhanced, long-term debt (in each case, with an outlook of stable or better), with the understanding that identical collateral will be required to be pledged to the Lenders anytime following a release of the collateral that an Investment Grade Rating is not maintained. In addition, prior to our obtaining and maintaining investment grade credit ratings, our and the guarantors’ obligations under the Credit Agreement are collateralized by substantially all of our and the guarantors’ assets. We have not achieved these ratings as of September 30, 2011.
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
European Letter of Credit Facilities
     On October 30, 2009, we entered into a new 364-day unsecured European Letter of Credit Facility (“New European LOC Facility”) with an initial commitment of €125.0 million. The New European LOC Facility is renewable annually and is used for contingent obligations in respect of surety and performance bonds, bank guarantees and similar obligations with maturities up to five years. We anticipate renewing the New European LOC Facility in late October 2011 consistent with its initial terms for an additional 364-day period. We pay fees of 1.35% and 0.40% for utilized and unutilized capacity, respectively, under our New European LOC Facility. We had outstanding letters of credit utilized on the New European LOC Facility of €62.4 million ($83.5 million) and €55.7 million ($74.5 million) as of September 30, 2011 and December 31, 2010, respectively.
     Our ability to issue additional letters of credit under our previous European Letter of Credit Facility (“Old European LOC Facility”), which had a commitment of €110.0 million, expired November 9, 2009. We paid annual and fronting fees of 0.875% and 0.10%, respectively, for letters of credit written against the Old European LOC Facility. We had outstanding letters of credit written against the Old European LOC Facility of €16.0 million ($21.4 million) and €33.3 million ($44.5 million) as of September 30, 2011 and December 31, 2010, respectively.

     Certain banks are parties to both facilities and are managing their exposures on an aggregated basis. As such, the commitment under the New European LOC Facility is reduced by the face amount of existing letters of credit written against the Old European LOC Facility prior to its expiration. These existing letters of credit will remain outstanding, and accordingly offset the €125.0 million capacity of the New European LOC Facility until their maturity, which, as of September 30, 2011, was approximately one year for the majority of the outstanding existing letters of credit. After consideration of outstanding commitments under both facilities, the available capacity under the New European LOC Facility was €114.1 million as of September 30, 2011, of which €62.4 million has been utilized.
     See Note 11 to our consolidated financial statements included in our 2010 Annual Report for a discussion of covenants related to our Credit Facilities and our New European LOC Facility. We complied with all covenants through September 30, 2011.
Liquidity Analysis
     Our cash balance decreased by $329.7 million to $227.9 million as of September 30, 2011 as compared with December 31, 2010. The cash draw in the first nine months of 2011, included the funding of increased working capital requirements, broad-based annual employee incentive compensation program payments related to prior period performance, reductions in advanced cash received from customers, $71.2 million in capital expenditures, $51.8 million in dividend payments, and $41.1 million of share repurchases. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions.
     Approximately 1% of our term loan is due to mature in 2011 and 5% in 2012. As noted above, our term loan and our revolving line of credit both mature in December 2015. After the effects of $335.0 million of notional interest rate swaps, approximately 70% of our term debt was at fixed rates at September 30, 2011. As of September 30, 2011, we had a borrowing capacity of $355.2 million on our $500.0 million revolving line of credit, and we had outstanding letters of credit utilized on the both of the European LOC Facilities of €78.4 million as of September 30, 2011. Our revolving line of credit and our European LOC Facility are committed and are held by a diversified group of financial institutions.
     At December 31, 2010, as a result of increases in values of the plan’s assets and our contributions to the plan, our U.S. pension plan was fully funded. After consideration of our intent to maintain fully funded status, as defined by the U.S. Pension Protection Act, we contributed $8.3 million to our U.S. pension plan in 2011, which includes $5.3 million contributed in the current quarter, excluding direct benefits paid. We do not anticipate making any additional contributions to the U.S pension plan in 2011. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
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
     Effective January 1, 2011, we adopted ASU No. 2009-13, “Revenue Recognition (ASC 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force,” which resulted in expanded disclosure requirements regarding our revenue recognition policy (see “Revenue Recognition” below). Our adoption of ASU No. 2009-13, effective January 1, 2011, had no impact on our consolidated financial condition or results of operations. Except for the incremental revenue recognition policy disclosure included below, we believe that there were no significant changes in those critical accounting policies and estimates during the nine months ended September 30, 2011.
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
     Revenues for long-term contracts, including separate units of accounting from multiple-deliverable contracts, that exceed certain internal thresholds regarding the size, complexity and duration of the project and provide for the receipt of progress billings from the customer are recorded on the percentage of completion method with progress measured on a cost-to-cost basis. Percentage of completion revenue represented approximately 7% and 9% of our consolidated sales for the nine months ended September 30, 2011 and 2010, respectively.
     Revenue on service and repair contracts is recognized after services have been agreed to by the customer and rendered. Revenues generated under fixed fee service and repair contracts are recognized on a ratable basis over the term of the contract. These contracts can range in duration, but generally extend for up to five years. Fixed fee service contracts represent approximately 1% of our consolidated sales for the three and nine months ended both September 30, 2011 and 2010.
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
     Other critical policies, for which no significant changes have occurred in the nine months ended September 30, 2011, include:
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

ACCOUNTING DEVELOPMENTS
     We have presented the information about pronouncements not yet implemented in Note 1 to our condensed consolidated financial statements included in this Quarterly Report.
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
Interest Rate Risk
     Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our Credit Facilities, which bear interest based on floating rates. At September 30, 2011, after the effect of interest rate swaps, we had $146.3 million of variable rate debt obligations outstanding under our Credit Facilities with a weighted average interest rate of 2.39%. A hypothetical change of 100 basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by $1.1 million for the nine months ended September 30, 2011. At September 30, 2011 and December 31, 2010, we had $335.0 and $350.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties with varying maturities through June 2014.
Foreign Currency Exchange Rate Risk
     A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than a non-U.S. subsidiary’s functional currency. Generally, we view our investments in foreign subsidiaries from a long-term perspective and, therefore, do not hedge these investments. We use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. We realized net (losses) gains associated with foreign currency translation of $(107.7) million and $96.4 million for the three months ended September 30, 2011 and 2010, respectively, and $(31.7) million and $(1.9) million for the nine months ended September 30, 2011 and 2010, respectively, which are included in other comprehensive (expense) income.
     We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. The use of forward exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the forward exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Our policy allows foreign currency coverage only for identifiable foreign currency exposures. As of September 30, 2011, we had a U.S. dollar equivalent of $506.6 million in aggregate notional amount outstanding in forward exchange contracts with third parties, as compared with $358.5 million at December 31, 2010. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of certain forward exchange contracts are included in our consolidated results of operations. We recognized foreign currency net (losses) gains of $(6.1) million and $14.1 million for the three months ended September 30, 2011 and 2010, respectively, and $7.9 million and $(22.0) million for the nine months ended September 30, 2011 and 2010, respectively, which are included in other income (expense), net in the accompanying condensed consolidated statements of income. As discussed in more detail in Note 1 to our condensed consolidated financial statements included in this Quarterly Report, during the nine months ended September 30, 2010 we recognized an $8.4 million net loss as a result of Venezuela’s currency devaluation.
     Based on a sensitivity analysis at September 30, 2011, a 10% change in the foreign currency exchange rates for the nine months ended September 30, 2011 would have impacted our net earnings by approximately $18 million, due primarily to the Euro. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency forward exchange contracts discussed above.

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
     In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2011.
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On September 12, 2011, our Board of Directors announced the approval of a new program to repurchase up to $300.0 million of our outstanding common stock over an unspecified time period. The program is expected to commence in the fourth quarter of 2011. The share repurchase program does not have an expiration date, and we reserve the right to limit or terminate the repurchase program at any time without notice.
     On February 27, 2008, our Board of Directors announced the approval of a program to repurchase up to $300.0 million of our outstanding common stock, which commenced in the second quarter of 2008. During the quarter ended September 30, 2011, we repurchased a total of 168,750 shares of our common stock under the prior program for approximately $15.1 million (representing an average cost of $89.26 per share). Since the adoption of the prior program, we have repurchased a total of 3,116,850 million shares of our common stock under the program for $293.0 million (representing an average cost of $94.01 per share). We may repurchase up to an additional $7.0 million of our common stock under the prior share repurchase program. The following table sets forth the repurchase data for each of the three months during the quarter ended September 30, 2011:

					Maximum Number of
					Shares (or
					Approximate Dollar
				Total Number of	Value) That May Yet
				Shares Purchased as	Be Purchased Under
	Total Number of		Average Price Paid	Part of Publicly	the
Period	Shares Purchased		per Share	Announced Plan	Plans (in millions)
July 1 - 31	64	(1)	$111.05		$22.1
August 1 -31	113,878	(2)	90.42	112,500	11.9
September 1 -30	56,417	(3)	87.02	56,250	307.0

Total	170,359		$89.30	168,750

(1)	Represents shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards at an average price per share of $111.05.

(2)	Includes 234 shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards at an average price per share of $88.91, and includes 1,144 shares purchased at a price of $95.43 per share by a rabbi trust that we established in connection with our director deferral plans, pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

(3)	Includes 167 shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards at an average price per share of $82.02.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. (Removed and Reserved)
Item 5. Other Information.
     None.

Item 6. Exhibits.

Exhibit No.	Description
3.1+	Restated Certificate of Incorporation of Flowserve Corporation.

3.2	Flowserve Corporation By-Laws, as amended and restated on May 19, 2011 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 23, 2011).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOWSERVE CORPORATION
Date: October 27, 2011	/s/ Mark A. Blinn
Mark A. Blinn
President and Chief Executive Officer (Principal Executive Officer)

Date: October 27, 2011	/s/ Richard J. Guiltinan, Jr.
Richard J. Guiltinan, Jr.
Senior Vice President, Finance and Chief Accounting Officer (Principal Financial Officer)

Exhibits Index

Exhibit No.	Description
3.1+	Restated Certificate of Incorporation of Flowserve Corporation.

3.2	Flowserve Corporation By-Laws, as amended and restated on May 19, 2011 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 23, 2011).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+	Filed herewith.