Form 10-K
period 2011-12-31
FLOWSERVE CORP
filed 2012-02-22
CIK 30625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company.  Yes ☐     No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price of the registrant’s common stock as reported on June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $5,056,000,000. For purposes of the foregoing calculation only, all directors, executive officers and known 5% beneficial owners have been deemed affiliates.
Number of the registrant’s common shares outstanding as of February 16, 2012 was 54,497,352.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive proxy statement for the registrant’s 2012 Annual Meeting of Shareholders scheduled to be held on May 17, 2012 is incorporated by reference into Part III hereof.

FLOWSERVE CORPORATION
FORM 10-K

i

PART I

ITEM 1.	BUSINESS
OVERVIEW
Flowserve Corporation is a world leading manufacturer and aftermarket service provider of comprehensive flow control systems. Under the name of a predecessor entity, we were incorporated in the State of New York on May 1, 1912. Flowserve Corporation as it exists today was created in 1997 through the merger of two leading fluid motion and control companies — BW/IP and Durco International. Over the years, we have evolved through organic growth and strategic acquisitions, and our 220-year history of Flowserve heritage brands serves as the foundation for the breadth and depth of our products and services today. Unless the context otherwise indicates, references to "Flowserve," "the Company" and such words as "we," "our" and "us" include Flowserve Corporation and its subsidiaries.
We develop and manufacture precision-engineered flow control equipment integral to the movement, control and protection of the flow of materials in our customers’ critical processes. Our product portfolio of pumps, valves, seals, automation and aftermarket services supports global infrastructure industries, including oil and gas, chemical, power generation and water management, as well as certain general industrial markets where our products and services add value. Through our manufacturing platform and global network of Quick Response Centers ("QRCs"), we offer a broad array of aftermarket equipment services, such as installation, advanced diagnostics, repair and retrofitting.
We sell our products and services to more than 10,000 companies, including some of the world’s leading engineering, procurement and construction firms, original equipment manufacturers, distributors and end users. Our products and services are used in several distinct industries having a broad geographic reach. Our bookings mix by industry in 2011 consisted of:

• oil and gas	40%
• general industries(1)	22%
• chemical	18%
• power generation	16%
• water management	4%

(1)
General industries includes mining and ore processing, pharmaceuticals, pulp and paper, food and beverage and other smaller applications, as well as sales to distributors whose end customers typically operate in the industries we primarily serve.

The breakdown of the geographic regions to which our sales were shipped in 2011 were as follows:

• North America	32%
• Europe	23%
• Asia Pacific	19%
• Middle East and Africa	16%
• Latin America	10%
We have pursued a strategy of industry diversity and geographic breadth to mitigate the impact on our business of normal economic downturns in any one of the industries or in any particular part of the world we serve. For events that may occur and adversely impact our business, financial condition, results of operations and cash flows, refer to "Item 1A. Risk Factors" of this Annual Report on Form 10-K for the year ended December 31, 2011 ("Annual Report"). For information on our sales and long-lived assets by geographic areas, see Note 17 to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" ("Item 8") of this Annual Report.
As previously disclosed in our 2010 Annual Report on Form 10-K, we reorganized our divisional operations by combining the former Flowserve Pump Division ("FPD") and former Flow Solutions Division ("FSD") into the Flow Solutions Group ("FSG"), effective January 1, 2010. FSG was divided into two reportable segments: FSG Engineered Product Division and FSG Industrial Product Division. Flow Control Division was not affected. We have retrospectively adjusted prior period financial information to reflect our current reporting structure.
We conduct our operations through three business segments based on type of product and how we manage the business:

•	FSG Engineered Product Division ("EPD") for long lead-time, custom and other highly-engineered pumps and pump systems, mechanical seals, auxiliary systems and replacement parts and related services;

•	FSG Industrial Product Division ("IPD") for pre-configured engineered pumps and pump systems and related products and services; and

•	Flow Control Division ("FCD") for engineered and industrial valves, control valves, actuators and controls and related services.
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
Disciplined Profitable Growth
Disciplined profitable growth is an important strategy focused on growing revenues profitably from our existing portfolio of products and services, as well as through the development or acquisition of new customer-driven products and services. An overarching goal is to focus on opportunities that can maximize the organic growth from existing customers and to evaluate potential new customer-partnering initiatives that maximize the capture of the product’s total life cycle. We believe we are the largest major pump, valve and seal company that can offer customers a differentiated option of flow management products and services across a broad portfolio, as well as offer additional options that include any combination of products and solution support packages.
We also seek to continue to review our substantial installed pump, valve and seal base as a means to expand the aftermarket parts and services business, as customers are increasingly using third-party aftermarket parts and service providers to reduce their fixed costs and improve profitability. To date, the aftermarket business has provided us with a steady source of revenues and cash flows at higher margins than original equipment sales. Aftermarket sales in 2011 represented approximately 41% of total sales, as compared with approximately 39% of total sales for the same period in 2010. We are building on our established presence through an extensive global QRC network to provide the immediate parts, service and technical support required to effectively manage and win the aftermarket business created from our installed base.
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
Innovation and Portfolio Management
The ongoing management of our portfolio of products and services is critical to our success. As part of managing our portfolio, we continue to rationalize our portfolio of products and services to ensure alignment with changing market requirements. We also continue to invest in research and development ("R&D") to expand the scope of our product offerings and our deployment of advanced technologies. The infusion of advanced technologies into new products and services continues to play a critical role in the ongoing evolution of our product portfolio. Our objective is to improve the percentage of revenue derived from new products as a function of overall sales, utilizing technological innovation to improve overall product life cycle and total cost of ownership for our customers.

We employ a robust portfolio management and project execution process to seek out new product and technology opportunities, evaluate their potential return on investment and allocate resources to their development on a prioritized basis. Each project is reviewed on a routine basis for such performance measures as time to market, net present value, budget adherence, technical and commercial risk and compliance with customer requirements. Technical skill sets and knowledge are deployed across business unit boundaries to ensure that we bring the best capabilities to bear for each project. Collectively, the R&D portfolio is a key to our ability to differentiate our product and service offerings from other competitors in our target markets.
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
In 2011, our acquisition activities focused on adjacent technology and product capabilities. Effective October 28, 2011, we acquired for inclusion in EPD, 100% of Lawrence Pumps, Inc. ("LPI"), a privately-owned, United States ("U.S.") based pump manufacturer, in a share purchase for cash of $89.6 million. LPI specializes in the design, development and manufacture of engineered centrifugal slurry pumps for critical services within the petroleum refining, petrochemical, pulp and paper and energy markets. In addition, in a separate and unrelated transaction, we acquired wireless technology solutions to allow us to offer an efficient and economical means of monitoring equipment and processes in tough industrial environments such as oil and gas, chemical, power generation and related industries, which will further enhance our product capabilities.
Strategic Localization
Strategic localization describes our global growth strategy. We recognize that as a multi-national company it will take more than a few years to become truly global. Therefore, our strategy focuses on advancing our presence appropriately in geographies deemed to be critical to our future success as a company. This business strategy focuses on the following areas:

•	expanding our global presence to capture business in developing geographic market areas;

•	utilizing low-cost sourcing opportunities to remain competitive in the global economy; and

•	attracting and retaining the global intellectual capital required to support our growth plans in new geographical areas.
We believe there are attractive opportunities in international markets, particularly in China, India, the Middle East, Russia, Africa and Latin America, and we intend to continue to utilize our global presence and strategically invest to further penetrate these markets. In the aftermarket services business, we seek to strategically add QRC sites in order to provide rapid response, fast delivery and field repair on a global scale for our customers. In 2011, we added six QRCs, expanding our ability to effectively deliver aftermarket support globally.
We believe that future success will be supported by investments made to establish indigenous operations to effectively serve the local market while taking advantage of low-cost manufacturing, competent engineering and strategic sourcing where practical. We believe that this positions us well to support our global customers from project conception through commissioning and throughout the life of their operations.
We continue to develop and increase our manufacturing, engineering and sourcing functions in lower-cost regions and emerging markets such as India, China, Mexico, Latin America, the Middle East and Eastern Europe as we drive higher value-add from our supply base of materials and components and satisfy local content requirements. In 2011, these lower-cost regions supplied our divisions with direct materials ranging from 17% to 40% of divisional spending.
Operational Excellence
The operational excellence strategy encapsulates ongoing programs that work to drive increased customer fulfillment and yield internal productivity. This initiative includes:

•	driving improved customer fulfillment through metrics such as on-time delivery, cost reduction, quality, cycle time reduction and warranty cost reduction as a percentage of sales;

•	continuing to develop a culture of continuous improvement that delivers maximum productivity and cost efficiencies; and

•	implementing global functional competencies to drive standardized processes.
We seek to increase our operational efficiency through our Continuous Improvement Process ("CIP") initiative, which utilizes tools such as value analysis, value engineering, six sigma methodology, lean manufacturing and capacity management to improve quality and processes, reduce product cycle times and lower costs. Recognizing that employees are our most valuable resource in achieving operational excellence goals, we have instituted CIP training tailored to maximize the impact on our business. To date, approximately 1,600 active employees are CIP-trained or certified as "Green Belts," "Black Belts" or "Master Black Belts," and are deployed on CIP projects throughout our company in operations, as well as in the front office of the business. As a result of the CIP initiative, we have developed and implemented processes to reduce our engineering and manufacturing process cycle time, improve on-time delivery and service response time, optimize inventory levels and reduce costs. We have also experienced success in sharing and applying best practices achieved in one business segment and deploying those ideas to other segments of the business.
We continue to rationalize existing Enterprise Resource Planning ("ERP") systems onto six strategic ERP systems. Going forward, these six strategic ERP systems will be maintained as core systems with standard tool sets, and will be enhanced as needed to meet the growing needs of the business in areas such as e-commerce, back office optimization and export compliance. Further investment in non-strategic ERP systems will be limited to compliance matters and conversion to strategic ERP systems.
We also seek to improve our working capital utilization, with a particular focus on management of accounts receivable and inventory. See further discussion in the "Liquidity and Capital Resources" section of "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report.
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
We continue to focus on training through the distribution of electronic learning packages in multiple languages for our Code of Business Conduct, workplace harassment, facility safety, anti-bribery, export compliance and other regulatory and compliance programs. We continue to drive our training and leadership development programs through the deployment of general management development, manager competencies and a series of multi-lingual "course-in-a-box" programs that focus on enhancing people management skills.
Sustainable Business Model
The sustainable business model initiative is focused on all of the areas that have the potential of adversely affecting our reputation, limiting our financial flexibility or creating unnecessary risk for any of our stakeholders. We proactively administer an enterprise risk management program with regular reviews of high-level matters with our Board of Directors. We work with our capital sourcing partners to ensure that our credit facilities and terms are appropriately aligned with our business strategy. We also train our associates on and monitor matters of a legal or ethical nature to support understanding and compliance on a global basis.

Competition
Despite consolidation activities in past years, the markets for our products remain highly competitive, with primary competitive drivers being price, reputation, timeliness of delivery, quality, proximity to service centers and technical expertise, as well as contractual terms and previous installation history. In the pursuit of large capital projects, competitive drivers and competition vary depending on the industry and products involved. Industries experiencing slow growth generally tend to have a competitive environment more heavily influenced by price due to supply outweighing demand, and price competition tends to be more significant for original equipment orders than aftermarket services. Considering the domestic and global economic environments in 2011 and current forecasts for 2012, pricing was and may continue to be a particularly influential competitive factor. The unique competitive environments in each of our three business segments are discussed in more detail under the “Business Segments” heading below.
In the aftermarket portion of our business, we compete against large and well-established national and global competitors and, in some markets, against regional and local companies who produce low-cost replications of spare parts. In the oil and gas industry, the primary competitors for aftermarket services tend to be customers’ own in-house capabilities. In the nuclear power generation industry, we possess certain competitive advantages due to our "N Stamp" certification, which is a prerequisite to serve customers in that industry, and our considerable base of proprietary knowledge. In other industries, the competitors for aftermarket services tend to be local independent repair shops and low-cost replicators. Aftermarket competition for standardized products is aggressive due to the existence of common standards allowing for easier replacement or repair of the installed products.
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
Generally, our customers attempt to reduce the number of vendors from which they purchase, thereby reducing the size and diversity of their inventory. Although vendor reduction programs could adversely affect our business, we have been successful in establishing long-term supply agreements with a number of customers. While the majority of these agreements do not provide us with exclusive rights, they can provide us a "preferred" status with our customers and thereby increase opportunities to win future business. We also utilize our LifeCycle Advantage program to establish fee-based contracts to manage customers’ aftermarket requirements. These programs provide an opportunity to manage the customer’s installed base and expand the business relationship with the customer.
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
New Product Development
We spent $35.0 million, $29.5 million and $29.4 million during 2011, 2010 and 2009, respectively, on R&D initiatives. Our R&D group consists of engineers involved in new product development and improvement of existing products. Additionally, we sponsor consortium programs for research with various universities and jointly conduct limited development work with certain vendors, licensees and customers. We believe current expenditures are adequate to sustain our ongoing and necessary future R&D activities. In addition, we work closely with our customers on customer-sponsored research activities to help execute their R&D initiatives in connection with our products and services. New product development in each of our three business segments is discussed in more detail under the "Business Segments" heading below.
Customers
We sell to a wide variety of customers globally including leading engineering, procurement and construction firms, original equipment manufacturers, distributors and end users in several distinct industries: oil and gas; chemical; power generation; water management; and a number of other industries that are collectively referred to as "general industries." No individual customer accounted for more than 10% of our consolidated 2011 revenues. Customer information relating to each of our three business segments is discussed in more detail under the "Business Segments" heading below.
We are not normally required to carry unusually high amounts of inventory to meet customer delivery requirements, although higher backlog levels and longer lead times generally require higher amounts of inventory. We receive advance cash payments from customers on longer lead time projects to help offset our investment in inventory. We have initiated programs targeted at improving our operational effectiveness to reduce our overall working capital needs. While we do provide cancellation policies through our contractual relationships, we generally do not provide rights of product return for our customers.
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
Raw Materials
The principal raw materials used in manufacturing our products are readily available and include ferrous and non-ferrous metals in the form of bar stock, machined castings, fasteners, forgings and motors, as well as silicon, carbon faces, gaskets and fluoropolymer components. A substantial volume of our raw materials are purchased from outside sources, and we have been able to develop a robust supply chain and anticipate no significant shortages of such materials in the future. We continually monitor the business conditions of our suppliers to manage competitive market conditions and to avoid potential supply disruptions. We continue to expand global sourcing to capitalize on localization in emerging markets and low-cost sources of purchased goods balanced with efficient consolidated and compliant logistics.
We are a vertically-integrated manufacturer of certain pump and valve products. Certain corrosion-resistant castings for our pumps and valves are manufactured at our foundries. Other metal castings are either manufactured at our foundries or purchased from qualified and approved foundry sources.
Concerning the products we supply to customers in the nuclear power generation industry, suppliers of raw materials for nuclear power generation markets must be qualified to meet the requirements of nuclear industry standards and governmental regulations. Supply channels for these materials are currently adequate, and we do not anticipate difficulty in obtaining such materials in the future.
Employees and Labor Relations
We have approximately 16,000 employees globally. In the U.S., a portion of the hourly employees at our pump manufacturing plant located in Vernon, California, our pump service center located in Cleveland, Ohio, our valve manufacturing plant located in Lynchburg, Virginia and our foundry located in Dayton, Ohio, are represented by unions. Additionally, some employees at select facilities in the following countries are unionized or have employee works councils: Argentina, Australia, Austria, Brazil, Canada, Finland, France, Germany, Italy, Japan, Mexico, The Netherlands, Poland, Spain, Sweden and the United Kingdom. We believe relations with our employees throughout our operations are generally satisfactory, including those employees represented by unions and employee works councils. No unionized facility accounts for more than 10% of our revenues.
Environmental Regulations and Proceedings
We are subject to environmental laws and regulations in all jurisdictions in which we have operating facilities. These requirements primarily relate to the generation and disposal of waste, air emissions and waste water discharges. We periodically make capital expenditures to enhance our compliance with environmental requirements, as well as to abate and control pollution. At present, we have no plans for any material capital expenditures for environmental control equipment at any of our facilities.

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
Over the years, we have been involved as one of many potentially responsible parties ("PRP") at former public waste disposal sites that are or were subject to investigation and remediation. We are currently involved as a PRP at seven Superfund sites. The sites are in various stages of evaluation by government authorities. Our total projected "fair share" cost allocation at these seven sites is expected to be immaterial. See "Item 3. Legal Proceedings" included in this Annual Report for more information.
We have established reserves that we currently believe to be adequate to cover our currently identified on-site and off-site environmental liabilities.
Exports
Our export sales from the U.S. to foreign unaffiliated customers were $365.8 million in 2011, $300.3 million in 2010 and $339.6 million in 2009.
Licenses are required from U.S. and other government agencies to export certain products. In particular, products with nuclear power generation and/or military applications are restricted, as are certain other pump, valve and seal products.
We voluntarily self-disclosed to applicable U.S. governmental authorities the results of an audit of our compliance with U.S. export control laws and, in September 2011, entered into settlement agreements with U.S. governmental authorities that resolved in full all matters contained in our voluntary self-disclosures. See "Item 3. Legal Proceedings" included in this Annual Report for more information.
BUSINESS SEGMENTS
In addition to the business segment information presented below, Note 17 to our consolidated financial statements in Item 8 of this Annual Report contains additional financial information about our business segments and geographic areas in which we have conducted business in 2011, 2010 and 2009.
FSG ENGINEERED PRODUCT DIVISION
Our largest business segment is EPD, through which we design, manufacture, distribute and service engineered pumps and pump systems, mechanical seals, auxiliary systems, replacement parts and related equipment. The business primarily consists of long lead-time, highly engineered, custom configured products, which require extensive test requirements and superior project management skills. EPD products and services are primarily used by companies that operate in the oil and gas, power generation, chemical, water management and general industries. We market our pump and mechanical seal products through our worldwide sales force and our regional service and repair centers or through independent distributors and sales representatives. A portion of our mechanical seal products are sold directly to original equipment manufacturers for incorporation into rotating equipment requiring mechanical seals.
Our pump products are manufactured in a wide range of metal alloys and with a variety of configurations to meet the critical operating demands of our customers. Mechanical seals are critical to the reliable operation of rotating equipment in that they prevent leakage and emissions of hazardous substances from the rotating equipment and reduce shaft wear on the equipment caused by the use of non-mechanical seals. We also manufacture a gas-lubricated mechanical seal that is used in high-speed compressors for gas pipelines and in the oil and gas production and process markets. Our products are currently manufactured at 28 plants worldwide, nine of which are located in Europe, 11 in North America, four in Asia Pacific and four in Latin America.
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

EPD Products
We manufacture more than 40 different active types of pumps and approximately 185 different models of mechanical seals and sealing systems. The following is a summary list of our EPD products and globally recognized brands:
EPD Product Types

Between Bearings Pumps	Overhung Pumps
• Single Case — Axially Split	• API Process
• Single Case — Radially Split
• Double Case

Positive Displacement Pumps	Mechanical Seals and Seal Support Systems
• Multiphase	• Gas Barrier Seals
• Reciprocating	• Dry-Running Seals
• Screw

Specialty Products
• Nuclear Pumps	• Power Recovery — DWEER
• Nuclear Seals	• Power Recovery — Hydroturbine
• Cryogenic Pumps	• Energy Recovery Devices
• Cryogenic Liquid Expander	• CVP Concrete Volute Pumps
• Hydraulic Decoking Systems	• Wireless Transmitters
• API Slurry Pumps

EPD Brand Names

• BW Seals	• Lawrence
• Byron Jackson	• LifeCycle Advantage
• Calder Energy Recovery Devices	• Niigata Worthington
• Cameron	• QRC™
• Durametallic	• Pacific
• FEDD Wireless	• Pacific Weits
• Five Star Seal	• Pac-Seal
• Flowserve	• ReadySeal
• Flowstar	• United Centrifugal
• GASPAC™	• Western Land Roller
• IDP	• Wilson-Snyder
• Interseal	• Worthington
• Jeumont-Schneider	• Worthington-Simpson

EPD Services
We provide engineered aftermarket services through our global network of 120 QRCs, some of which are co-located in manufacturing facilities, in 41 countries. Our EPD service personnel provide a comprehensive set of equipment services for flow management control systems, including installation, commissioning, repair, advanced diagnostics, re-rate and retrofit programs, machining and comprehensive asset management solutions. We provide asset management services and condition monitoring for rotating equipment through special contracts with many of our customers that reduce maintenance costs. A large portion of EPD’s service work is performed on a quick response basis, and we offer 24-hour service in all of our major markets.
EPD New Product Development
Our investments in new product R&D continue to focus on increasing the capability of our products as customer applications become more advanced, demanding greater levels of production (i.e., flow, power and pressure) and under more extreme conditions beyond the level of traditional technology. We continue to develop innovations that improve product performance and our competitive position in the engineered equipment industry, specifically targeting pipeline, off-shore and downstream applications for the oil and gas market. The emergence of extreme pressure applications prompted the development of an advanced stage design and construction of high pressure test capability necessary to validate the technology prior to introduction into the market. Successful completion of the multiphase testing, as part of the subsea product development, validated our design predictions and established the baseline for future advances in subsea and land-based designs of this product.
As new sources of energy generation are explored, we have been developing new product designs to support the most critical applications in the power generation market. New designs and qualification test programs continue to support the critical services found in the modern nuclear power generation plant. In addition to nuclear pump product development, we have focused development efforts on an advanced seal design required to accommodate upset conditions recently identified by the nuclear industry. As Calder AG ("Calder") is now integrated into the product family, investment in work exchanger technology has led to development of advanced analytical methods for predicting performance and application on a new rotating valve design. This advanced technology is expected to improve our competitive position in the reverse osmosis water plant energy recovery application. Continued engagement with our end users is exemplified through completion of advancements in coke cutting technology, nozzle design and auxiliary equipment improvements, as well as creation of an automated cutting system to improve operator safety.
We continue to address our core products with design enhancements to improve performance and the speed at which we can deliver our products. Application of advanced computational fluid dynamics methods utilizing unsteady flow analysis led to the development of an advanced inlet chamber and impeller vane design for high energy injection water pumps. Our engineering teams continue to apply and develop sophisticated design technology and methods supporting continuous improvement of our proven technology.
In 2011, EPD continued to advance our Technology Advantage platform through the Integrated Solutions Organization ("ISO"). This platform utilizes a combination of our developed technologies and leading edge technology partners to increase our asset management and service capabilities for our end user customers. These technologies include intelligent devices, advanced communication and security protocols, wireless and satellite communications and web-enabled data convergence.
None of these newly developed products or services required the investment of a material amount of our assets or was otherwise material.
EPD Customers
Our customer mix is diversified and includes leading engineering, procurement and construction firms, original equipment manufacturers, distributors and end users. Our sales mix of original equipment products and aftermarket products and services diversifies our business and somewhat mitigates the impact of normal economic cycles on our business. Our sales are diversified among several industries, including oil and gas, power generation, chemical, water management and general industries.
EPD Competition
The pump and mechanical seal industry is highly fragmented, with hundreds of competitors. We compete, however, primarily with a limited number of large companies operating on a global scale. Competition among our closest competitors is generally driven by delivery times, expertise, price, breadth of product offerings, contractual terms, previous installation history and reputation for quality. Some of our largest industry competitors include: Sulzer Pumps; Ebara Corp.; SPX Corp.; Eagle Burgmann, which is a joint venture of two traditional global seal manufacturers, A. W. Chesterton Co. and AES Corp.; John Crane Inc., a unit of Smiths Group Plc; and Weir Group Plc.
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
EPD Backlog
EPD’s backlog of orders as of December 31, 2011 was $1.4 billion (including $19.9 million of interdivision backlog, which is eliminated and not included in consolidated backlog), compared with $1.4 billion (including $25.5 million of interdivision backlog) as of December 31, 2010. We expect to ship 85% of December 31, 2011 backlog during 2012.

FSG INDUSTRIAL PRODUCT DIVISION
Through IPD we design, manufacture, distribute and service pre-configured engineered pumps and pump systems, including submersible motors, for industrial markets. Our globalized operating platform, low-cost sourcing and continuous improvement initiatives are essential aspects of this business. IPD’s standardized, general purpose pump products are primarily utilized by the oil and gas, chemical, water management, power generation and general industries. Our products are currently manufactured in 12 manufacturing facilities, three of which are located in the U.S. and six in Europe. IPD operates 21 QRCs worldwide, including 11 sites in Europe and four in the U.S., including those co-located in manufacturing facilities.
IPD Products
We manufacture approximately 40 different active types of pumps available in a wide range of metal alloys and non-metallics with a variety of configurations to meet the critical operating demands of our customers. The following is a summary list of our IPD products and globally recognized brands:
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
• Scienco

IPD Services
We market our pump products through our worldwide sales force and our regional service and repair centers or through independent distributors and sales representatives. We provide an array of aftermarket services including product installation and commissioning services, spare parts, repairs, re-rate and upgrade solutions, advanced diagnostics and maintenance solutions through our global network of QRCs.
IPD New Product Development
Our IPD development projects target product feature enhancements, design improvements and sourcing opportunities that will improve the competitive position of our industrial pump product lines. A new product for the International Standards Organization (ISO) market is being developed for release in 2012 and is positioned to be a globally-accepted product supporting the chemical industry. Investment in a modern multistage ring section design progressed through the year with advanced construction and prototype testing. The new design is expected to streamline our product portfolio.

We continue to address our core products with design enhancements to improve performance and the speed at which we can deliver our products. Successful testing of permanent magnet motor technology in our submersible motor products demonstrated improved product efficiency. In addition, canned motor technology utilizing a permanent magnet motor was demonstrated in our test facility. Cost reduction projects incorporating product rationalization, value engineering, lean manufacturing and overhead reduction continue to be key drivers for IPD.
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
We believe that our strongest sources of competitive advantage rest with our extensive range of pumps for the chemical industry, our large installed base, our strong customer relationships, our more than 200 years of legacy experience in manufacturing and servicing pumping equipment and our reputation for providing quality engineering solutions.
IPD Backlog
IPD’s backlog of orders as of December 31, 2011 was $567.8 million (including $56.7 million of interdivision backlog, which is eliminated and not included in consolidated backlog), compared with $568.0 million (including $38.5 million of interdivision backlog) as of December 31, 2010. We expect to ship 89% of December 31, 2011 backlog during 2012.
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
Our flow control products are primarily used by companies operating in the chemical (including pharmaceutical), power generation (nuclear, fossil and renewable), oil and gas, water management and general industries, including aerospace, pulp and paper and mining. FCD has 55 sites worldwide, including 25 principal manufacturing facilities (five of which are located in the U.S. and 14 of which are located in Europe) and 30 QRCs, including three consolidated joint ventures. A small portion of our valves are also produced through an unconsolidated foreign joint venture in India.
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
FCD New Product Development
Our R&D investment is focused on areas that will advance our technological leadership and further differentiate our competitive advantage from a product perspective. Investment has been focused on significantly enhancing the digital integration and interoperability of valve top works (e.g., positioners, actuators, limit switches and associated accessories) with Distributed Control Systems ("DCS"). We continue to pursue the development and deployment of next-generation hardware and software for valve diagnostics and the integration of the resulting device intelligence through the DCS to provide a practical and effective asset management capability for the end user. In addition to developing these new capabilities and value-added services, our investments also include product portfolio expansion and fundamental research in material sciences in order to increase the temperature, pressure and corrosion/erosion-resistance limits of existing products, as well as noise and cavitation reduction. These investments are made by adding new resources and talent to the organization, as well as leveraging the experience of EPD and IPD and increasing our collaboration with third parties. We expect to continue our R&D investments in the areas discussed above.
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
FCD Competition
While in recent years the valve market has undergone a significant amount of consolidation, the market remains highly fragmented. Some of the largest valve industry competitors include Tyco International Ltd., Cameron International Corp., Emerson Electric Co., General Electric Co. and Crane Co.
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
FCD Backlog
FCD’s backlog of orders as of December 31, 2011 was $759.9 million, compared with $658.5 million as of December 31, 2010. We expect to ship 88% of December 31, 2011 backlog during 2012.
AVAILABLE INFORMATION
We maintain an Internet web site at www.flowserve.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 are made available free of charge through the “Investor Relations” section of our Internet web site as soon as reasonably practicable after we electronically file the reports with, or furnish the reports to, the U.S. Securities and Exchange Commission ("SEC").
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
Additionally, some of our customers may delay capital investment and maintenance even during favorable conditions in their markets. The health of global credit and capital markets and our customers' ability to access such markets can have an impact on investment in large capital projects, including necessary maintenance and upgrades, even during favorable market conditions. In addition, the liquidity and financial position of our customers could impact their ability to pay in full and/or on a timely basis. Any of these factors, whether individually or in the aggregate, could have a material adverse effect on our customers and, in turn, our business, financial condition, results of operations and cash flows.
Volatility in commodity prices, effects from credit and capital market disruptions and a sluggish global economic recovery could prompt customers to delay or cancel existing orders, which could adversely affect the viability of our backlog and could impede our ability to realize revenues on our backlog.
Our backlog represents the value of uncompleted customer orders. While we cannot be certain that reported backlog will be indicative of future results, our ability to accurately value our backlog can be adversely affected by numerous factors, including the health of our customers' businesses and their access to capital, volatility in commodity prices (e.g., copper, nickel, stainless steel) and economic uncertainty. While we attempt to mitigate the financial consequences of order delays and cancellations through contractual provisions and other means, if we were to experience a significant increase in order delays or cancellations that can result from the aforementioned economic conditions or other factors beyond our control, it could impede or delay our ability to realize anticipated revenues on our backlog. Such a loss of anticipated revenues could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may be unable to deliver our sizeable backlog on time, which could affect our revenues, future sales and profitability and our relationships with customers.
At December 31, 2011, backlog was $2.7 billion. In 2012, our ability to meet customer delivery schedules for backlog is dependent on a number of factors including, but not limited to, sufficient manufacturing plant capacity, adequate supply channel access to the raw materials and other inventory required for production, an adequately trained and capable workforce, project engineering expertise for certain large projects and appropriate planning and scheduling of manufacturing resources. Many of the contracts we enter into with our customers require long manufacturing lead times and contain penalty clauses related to on-time delivery. Failure to deliver in accordance with customer expectations could subject us to financial penalties, may result in damage to existing customer relationships and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We sell our products in highly competitive markets, which results in pressure on our profit margins and limits our ability to maintain or increase the market share of our products.
The markets for our products and services are geographically diverse and highly competitive. We compete against large and well-established national and global companies, as well as regional and local companies, low-cost replicators of spare parts and in-house maintenance departments of our end user customers. We compete based on price, technical expertise, timeliness of delivery, contractual terms, previous installation history and reputation for quality and reliability. Competitive environments in slow growth industries and for original equipment orders have been inherently more influenced by pricing and domestic and global economic conditions during 2011, and current economic forecasts suggest that the competitive influence of pricing has broadened.

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
A substantial portion of our operations is conducted and located outside the U.S. We have manufacturing, sales or service facilities in more than 50 countries and sell to customers in over 90 countries, in addition to the U.S. Moreover, we primarily outsource certain of our manufacturing and engineering functions to, and source our raw materials and components from, China, Eastern Europe, India, Latin America and Mexico. Accordingly, our business and results of operations are subject to risks associated with doing business internationally, including:

•
instability in a specific country's or region's political or economic conditions, particularly economic conditions in Europe, and political conditions in the Middle East, North Africa and other emerging markets;

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
For example, political unrest or work stoppages could negatively impact the demand for our products from customers in affected countries and other customers, such as U.S. oil refineries, that could be affected by the resulting disruption in the supply of crude oil. Similarly, military conflicts in the Middle East and North Africa and our customers' potential exposures to sovereign and non-sovereign debt in Europe could soften the level of capital investment and demand for our products and services.
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
Due to the international scope of our operations, the system of laws and regulations to which we are subject is complex and includes, without limitation, regulations issued by the U.S. Customs and Border Protection, the U.S. Department of Commerce's Bureau of Industry and Security, the U.S. Treasury Department's Office of Foreign Assets Control and various foreign governmental agencies, including applicable export controls, customs, currency exchange control and transfer pricing regulations, as applicable. No assurances can be made that we will continue to be found to be operating in compliance with, or be able to detect violations of, any such laws or regulations. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.
We are also subject to risks associated with certain of our foreign subsidiaries autonomously making sales and providing related services, under their own local authority, to customers in countries that have been designated by the U.S. State Department as state sponsors of terrorism, including Iran, Syria and Sudan. Due to the growing political uncertainties associated with these countries, in 2006, our foreign subsidiaries began a voluntary withdrawal, on a phased basis, from conducting new business in these countries. The aggregate amount of all business done by our foreign subsidiaries for customers in Iran, Syria and Sudan accounted for less than 0.3% of our consolidated revenue in 2011. Effective January 1, 2012, our foreign subsidiaries substantially completed the winding down of business in these countries. Our foreign subsidiaries' remaining activities in Iran, Sudan and Syria are limited to ongoing wrap-up activities such as attempts to collect accounts receivable, resolution of bank guarantee and bond issues, government mandated inspections and payment of any outstanding agent commissions, which we plan to conclude as soon as possible.
Our international operations expose us to fluctuations in foreign currency exchange rates.
A significant portion of our revenue and certain of our costs, assets and liabilities, are denominated in currencies other than the U.S. dollar. The primary currencies to which we have exposure are the Euro, British pound, Mexican peso, Brazilian real, Indian rupee, Japanese yen, Singapore dollar, Argentine peso, Canadian dollar, Australian dollar, Chinese yuan, Colombian peso, Chilean peso and South African rand. Certain of the foreign currencies to which we have exposure, such as the Venezuelan bolivar, have undergone significant devaluation in the past, which can reduce the value of our local monetary assets, reduce the U.S. dollar value of our local cash flow, generate local currency losses that may impact our ability to pay future dividends from our subsidiary to the parent company and potentially reduce the U.S. dollar value of future local net income. Although we enter into forward exchange contracts to economically hedge some of our risks associated with transactions denominated in certain foreign currencies, no assurances can be made that exchange rate fluctuations will not adversely affect our financial condition, results of operations and cash flows.
We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws and regulations.
The U.S. Foreign Corrupt Practices Act ("FCPA") and similar anti-bribery laws and regulations (e.g., the UK Bribery Act) in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. government officials for the purpose of obtaining or retaining business or securing an improper business advantage. Our policies mandate compliance with these anti-bribery laws worldwide. We operate in many parts of the world and sell to industries that have experienced corruption to some degree. If we are found to be liable for FCPA or other similar anti-bribery law or regulatory violations, whether due to our or others' actions or inadvertence, we could be subject to civil and criminal penalties or other sanctions that could have a material adverse impact on our business, financial condition, results of operations and cash flows.
Terrorist acts, conflicts and wars may materially adversely affect our business, financial condition and results of operations and may adversely affect the market for our common stock.
As a multi-national company with a large international footprint, we are subject to increased risk of damage or disruption to us, our employees, facilities, partners, suppliers, distributors, resellers or customers due to terrorist acts, conflicts and wars, wherever located around the world. The potential for future attacks, the national and international responses to attacks or perceived threats to national security, and other actual or potential conflicts or wars, including the Israeli-Hamas conflict and ongoing military operations in the Middle East at large, have created many economic and political uncertainties. In addition, as a multi-national company with headquarters and significant operations located in the U.S., actions against or by the U.S. may impact our business or employees. Although it is impossible to predict the occurrences or consequences of any such events, they could result in a decrease in demand for our products, make it difficult or impossible to deliver products to our customers or to receive components from our suppliers, create delays and inefficiencies in our supply chain and pose risks to our employees, resulting in the need to impose travel restrictions, any of which could adversely affect our business, financial condition, results of operations and cash flows.

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
We use hazardous substances and generate hazardous wastes in many of our manufacturing and foundry operations. Most of our current and former properties are or have been used for industrial purposes, and some may require clean-up of historical contamination. We are currently conducting investigation and/or remediation activities at a number of locations where we have known environmental concerns. In addition, we have been identified as one of many PRPs at seven Superfund sites. The projected cost of remediation at these sites, as well as our alleged "fair share" allocation, while not anticipated to be material, has been reserved. However, until all studies have been completed and the parties have either negotiated an amicable resolution or the matter has been judicially resolved, some degree of uncertainty remains.
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
As of December 31, 2011, we had approximately 16,000 employees, of which approximately 5,000 were located in the U.S. Approximately 7% of our U.S. employees are represented by unions. We also have unionized employees or employee work councils in Argentina, Australia, Austria, Brazil, Canada, Finland, France, Germany, Italy, Japan, Mexico, The Netherlands, Poland, Spain, Sweden and the United Kingdom ("U.K."). No unionized facility produces more than 10% of our revenues. Although we believe that our relations with our employees are strong and we have not experienced any material strikes or work stoppages recently, no assurances can be made that we will not in the future experience these and other types of conflicts with labor unions, works councils, other groups representing employees or our employees generally, or that any future negotiations with our labor unions will not result in significant increases in our cost of labor.
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
We maintain defined benefit pension plans that are required to be funded in the U.S., India, Japan, Mexico, The Netherlands and the U.K., and defined benefit plans that are not required to be funded in Austria, France, Germany and Sweden. Our pension liability is materially affected by the discount rate used to measure our pension obligations and, in the case of the plans that are required to be funded, the level of plan assets available to fund those obligations and the expected long-term rate of return on plan assets. A change in the discount rate can result in a significant increase or decrease in the valuation of pension obligations, affecting the reported status of our pension plans and our pension expense. Significant changes in investment performance or a change in the portfolio mix of invested assets, for example the significant concentration of U.K. equity and fixed income securities in our non-U.S. defined benefit plans, can result in increases and decreases in the valuation of plan assets or in a change of the expected rate of return on plan assets. Changes in the expected return on plan assets assumption can result in significant changes in our pension expense and future funding requirements.
We continually review our funding policy related to our U.S. pension plan in accordance with applicable laws and regulations. The impact of the performance of global financial markets in recent years has reduced the value of investments held in trust to support pension plans. Additionally, U.S. regulations are continually increasing the minimum level of funding for U.S pension plans. The combined impact of these changes has required significant contributions to our pension plans in recent years, which is likely to continue, albeit to a lesser extent, in 2012. Contributions to our pension plans reduce the availability of our cash flows to fund working capital, capital expenditures, R&D efforts and other general corporate purposes.
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
We currently have significant net deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences that are available to reduce taxable income in future periods. Based on our assessment of our deferred tax assets, we determined, based on projected future income and certain available tax planning strategies, that approximately $239 million of our deferred tax assets will more likely than not be realized in the future, and no valuation allowance is currently required for this portion of our deferred tax assets. Should we determine in the future that these assets will not be realized, we will be required to record an additional valuation allowance in connection with these deferred tax assets and our operating results would be adversely affected in the period such determination is made.
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
In addition, the agreements governing our bank credit facilities impose certain operating and financial restrictions on us and somewhat limit management's discretion in operating our businesses. These agreements limit or restrict our ability, among other things, to: incur additional debt; change fiscal year; pay dividends and make other distributions; prepay subordinated debt, make investments and other restricted payments; create liens; sell assets; and enter into transactions with affiliates.
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

•
conforming the acquired company's standards, processes, procedures and controls, including accounting systems and controls, with our operations, which could cause deficiencies related to our internal control over financial reporting;

•	coordinating operations that are increased in scope, geographic diversity and complexity;

•	retooling and reprogramming of equipment;

•	hiring additional management and other critical personnel; and

•	the diversion of management's attention from our day-to-day operations.
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
Forward-Looking Information is Subject to Risk and Uncertainty
This Annual Report and other written reports and oral statements we make from time-to-time include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Annual Report regarding our financial position, business strategy, plans and objectives of management for future operations, industry conditions, market conditions and indebtedness covenant compliance are forward-looking statements. In some cases forward looking statements can be identified by terms such as "may," "should," "expects," "could," "intends," "projects," "predicts," "plans," "anticipates," "estimates," "believes," "forecasts" or other comparable terminology. These statements are not historical facts or guarantees of future performance, but instead are based on current expectations and are subject to significant risks, uncertainties and other factors, many of which are outside of our control.
We have identified factors that could cause actual plans or results to differ materially from those included in any forward-looking statements. These factors include those described above under this "Risk Factors" heading, or as may be identified in our other SEC filings from time to time. These uncertainties are beyond our ability to control, and in many cases, it is not possible to foresee or identify all the factors that may affect our future performance or any forward-looking information, and new risk factors can emerge from time to time. Given these risks and uncertainties, undue reliance should not be placed on forward-looking statements as a prediction of actual results.
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
Our principal executive offices, including our global headquarters, are located at 5215 N. O'Connor Boulevard, Suite 2300, Irving, Texas 75039. Our global headquarters is a leased facility, which we began to occupy on January 1, 2004. In September 2011, we extended our original lease term an additional 10 years making the new termination date December 31, 2023. We have the option to renew the current lease for two additional five-year periods. We currently occupy 125,000 square feet at this facility.
Our major manufacturing facilities (those with 50,000 or more square feet of manufacturing capacity) operating at December 31, 2011 are presented in the table below. See "Item 1. Business" in this Annual Report for further information with respect to all of our manufacturing and operational facilities, including QRCs.

	Number of Plants	Approximate Square Footage
EPD
U.S.	4	725,000
Non-U.S.	15	2,004,000
IPD
U.S.	3	566,000
Non-U.S.	6	1,529,000
FCD
U.S.	5	1,027,000
Non-U.S.	12	1,410,000

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

We are party to the legal proceedings that are described in Note 13 to our consolidated financial statements included in Item 8 of this Annual Report, and such disclosure is incorporated by reference into this Item 3. In addition to the foregoing, we and our subsidiaries are named defendants in certain other routine lawsuits incidental to our business and are involved from time to time as parties to governmental proceedings, all arising in the ordinary course of business. Although the outcome of lawsuits or other proceedings involving us and our subsidiaries cannot be predicted with certainty, and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, management does not currently expect these matters, either individually or in the aggregate, to have a material effect on our financial position, results of operations or cash flows. We have established reserves covering exposures relating to contingencies to the extent believed to be reasonably estimable and probable based on past experience and available facts.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCHKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Dividends
Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "FLS." On February 16, 2012, our records showed 1,530 shareholders of record. The following table sets forth the range of high and low prices per share of our common stock as reported by the NYSE for the periods indicated.
PRICE RANGE OF FLOWSERVE COMMON STOCK
(Intraday High/Low Prices)

	2011	2010
First Quarter	$133.94/$112.22	$112.30/$89.15
Second Quarter	$135.72/$99.20	$119.83/$81.35
Third Quarter	$112.57/$72.88	$110.98/$83.60
Fourth Quarter	$106.74/$66.84	$119.83/$96.27

The table below presents declaration, record and payment dates, as well as the per share amounts, of dividends on our common stock during 2011 and 2010:

Declaration Date	Record Date	Payment Date	Dividend Per Share
November 18, 2011	December 30, 2011	January 13, 2012	$0.32
August 12, 2011	September 30, 2011	October 14, 2011	0.32
May 19, 2011	June 30, 2011	July 14, 2011	0.32
February 21, 2011	March 31, 2011	April 14, 2011	0.32

Declaration Date	Record Date	Payment Date	Dividend Per Share
December 15, 2010	December 31, 2010	January 14, 2011	$0.29
August 12, 2010	September 30, 2010	October 14, 2010	0.29
May 18, 2010	June 30, 2010	July 14, 2010	0.29
February 24, 2010	March 24, 2010	April 7, 2010	0.29

On February 21, 2011, our Board of Directors authorized an increase in the payment of quarterly dividends on our common stock from $0.29 per share to $0.32 per share payable quarterly beginning on April 14, 2011. On February 20, 2012, our Board of Directors authorized an increase in the payment of quarterly dividends on our common stock from $0.32 per share to $0.36 per share payable quarterly beginning on April 13, 2012. Any subsequent dividends will be reviewed by our Board of Directors on a quarterly basis and declared at its discretion dependent on its assessment of our financial situation and business outlook at the applicable time. Our credit facilities contain covenants that could restrict our ability to declare and pay dividends on our common stock. See the discussion of our credit facilities under "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" of this Annual Report and in Note 11 to our consolidated financial statements included in Item 8 of this Annual Report.
On December 15, 2011, we announced that our Board of Directors endorsed a policy of annually returning to our shareholders 40% to 50% of our running two-year average net earnings in the form of quarterly dividends or stock repurchases. While we intend to adhere to this policy for the foreseeable future, any future returns of cash, whether through any combination of dividends or share repurchases, will be reviewed individually, declared by our Board of Directors and implemented by management at its discretion, depending on our financial condition, business opportunities at the time and market conditions.

Issuer Purchases of Equity Securities
On February 27, 2008, our Board of Directors announced the approval of a program to repurchase up to $300.0 million of our outstanding common stock, which concluded in the fourth quarter of 2011. On September 12, 2011, our Board of Directors announced the approval of a new program to repurchase up to $300.0 million of our outstanding common stock over an unspecified time period. We repurchased $7.3 million and $101.6 million of our common stock under the old and new programs, respectively, in the fourth quarter of 2011. On December 15, 2011, we announced that the Board of Directors approved the replenishment of the new $300.0 million share repurchase program, providing the full $300.0 million in remaining authorized repurchase capacity at December 31, 2011. Our share repurchase program does not have an expiration date, and we reserve the right to limit or terminate the repurchase program at any time without notice.
During the quarter ended December 31, 2011, we repurchased a total of 1,101,583 shares of our common stock under these programs for $108.9 million (representing an average cost of $98.87 per share). To date for these programs, we have repurchased a total of 4,218,433 shares of our common stock for $401.9 million (representing an average cost of $95.28 per share). As of December 31, 2011, we had 58.9 million shares issued and outstanding (excluding the impact of treasury shares). We may repurchase up to an additional $300.0 million of our common stock under our active stock repurchase program. The following table sets forth the repurchase data for each of the three months during the quarter ended December 31, 2011 for all programs:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan

					(In millions)
October 1 - 31	44	(1)	$79.13	—	$307.0
November 1 - 30	579,042	(2)	95.95	577,846	251.6
December 1 - 31	523,737		102.09	523,737	300.0
Total	1,102,823		$98.87	1,101,583

_______________________________________

(1)	Represents shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards at an average price per share of $79.13.

(2)
Includes a total of 82 shares that were tendered by employees to satisfy minimum tax withholding amounts for restricted stock awards at an average price per share of $97.53. Also includes 1,114 shares of common stock purchased at a price of $98.04 per share by a rabbi trust that we maintain in connection with our director deferral plans pursuant to which non-employee directors may elect to defer directors’ quarterly cash compensation to be paid at a later date in the form of common stock.

Stock Performance Graph
The following graph depicts the most recent five-year performance of our common stock with the S&P 500 Index and S&P 500 Industrial Machinery. The graph assumes an investment of $100 on December 31, 2006, and assumes the reinvestment of any dividends over the following five years. The stock price performance shown in the graph is not necessarily indicative of future price performance.

Flowserve Corporation
S&P 500 Index
S&P 500 Industrial Machinery
DOLLARS
300
250
200
150
100
50
0
2006
2007
2008
2009
2010
2011

Company/Index	Base Period 2006	2007	2008	2009	2010	2011
Flowserve Corporation	$100.00	$192.19	$104.12	$193.76	$247.11	$208.54
S&P 500 Index	100.00	105.49	66.46	84.05	96.71	98.75
S&P 500 Industrial Machinery	100.00	121.21	72.67	101.54	138.03	125.21

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2011(a)	2010(b)	2009(c)	2008	2007
	(Amounts in thousands, except per share data and ratios)
RESULTS OF OPERATIONS
Sales	$4,510,201	$4,032,036	$4,365,262	$4,473,473	$3,762,694
Gross profit	1,513,646	1,409,693	1,548,132	1,580,312	1,247,722
Selling, general and administrative expense	(914,080)	(844,990)	(934,451)	(981,597)	(854,527)
Operating income(d)	618,677	581,352	629,517	615,678	411,890
Interest expense	(36,181)	(34,301)	(40,005)	(51,293)	(60,119)
Provision for income taxes	(158,524)	(141,596)	(156,460)	(147,721)	(104,294)
Net earnings attributable to Flowserve Corporation	428,582	388,290	427,887	442,413	255,774
Net earnings per share of Flowserve Corporation common shareholders (diluted)(e)	7.64	6.88	7.59	7.71	4.44
Cash flows from operating activities	218,213	355,775	431,277	408,790	417,668
Cash dividends declared per share	1.28	1.16	1.08	1.00	0.60
FINANCIAL CONDITION
Working capital	$1,158,033	$1,067,369	$1,041,239	$724,429	$646,591
Total assets	4,622,614	4,459,910	4,248,894	4,023,694	3,520,421
Total debt	505,216	527,711	566,728	573,348	557,976
Retirement obligations and other liabilities	422,470	414,272	449,691	495,883	419,229
Total equity	2,278,230	2,113,033	1,801,747	1,374,198	1,300,217
FINANCIAL RATIOS
Return on average net assets	13.7%	14.2%	18.2%	20.4%	13.8%
Net debt to net capital ratio(f)	6.9%	-1.4%	-5.1%	6.9%	12.4%

_______________________________________

(a)	Results of operations in 2011 include costs of $12.0 million resulting from realignment initiatives, resulting in a reduction of after tax net earnings of $8.8 million.

(b)	Results of operations in 2010 include costs of $18.3 million resulting from realignment initiatives, resulting in a reduction of after tax net earnings of $13.4 million.

(c)	Results of operations in 2009 include costs of $68.1 million resulting from realignment initiatives, resulting in a reduction of after tax net earnings of $49.8 million.

(d)
Retrospective adjustments were made to prior period information to conform to current period presentation. These retrospective adjustments resulted from our adoption of guidance related to noncontrolling interests under Accounting Standards Codification ("ASC") 810, "Consolidation," which was effective January 1, 2009.

(e)
Retrospective adjustments were made to prior period information to conform to current period presentation. These retrospective adjustments resulted from our adoption of guidance related to the two-class method of calculating earnings per share under ASC 260, "Earnings Per Share," which was effective January 1, 2009.

(f)
Total debt exceeded cash and cash equivalents by $167.9 million at December 31, 2011. Cash and cash equivalents exceeded total debt by $29.9 million and $87.6 million at December 31, 2010 and 2009, respectively.

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

EXECUTIVE OVERVIEW
Our Company
We believe that we are a world-leading manufacturer and aftermarket service provider of comprehensive flow control systems. We develop and manufacture precision-engineered flow control equipment integral to the movement, control and protection of the flow of materials in our customers’ critical processes. Our product portfolio of pumps, valves, seals, automation and aftermarket services supports global infrastructure industries, including oil and gas, chemical, power generation and water management, as well as general industrial markets where our products and services add value. Through our manufacturing platform and global network of Quick Response Centers ("QRCs"), we offer a broad array of aftermarket equipment services, such as installation, advanced diagnostics, repair and retrofitting. We currently employ approximately 16,000 employees in more than 50 countries.
Our business model is significantly influenced by the capital spending of global infrastructure industries for the placement of new products into service and aftermarket services for existing operations. The worldwide installed base of our products is an important source of aftermarket revenue, where products are expected to ensure the maximum operating time of many key industrial processes. Over the past several years, we have significantly invested in our aftermarket strategy to provide local support to maximize our customers’ investment in our offerings, as well as to provide business stability during various economic periods. The aftermarket business, which is served by our network of 171 QRCs located around the globe, provides a variety of service offerings for our customers including spare parts, service solutions, product life cycle solutions and other value-added services, and is generally a higher margin business and a key component of our profitable growth strategy.
Our operations are conducted through three business segments that are referenced throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"):

•	FSG Engineered Product Division ("EPD") for long lead-time, custom and other highly-engineered pumps and pump systems, mechanical seals, auxiliary systems and replacement parts and related services;

•	FSG Industrial Product Division ("IPD") for pre-configured engineered pumps and pump systems and related products and services; and

•	Flow Control Division ("FCD") for engineered and industrial valves, control valves, actuators and controls and related services.
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
We continue to build on our geographic breadth through our QRC network with the goal to be positioned as near to our customers as possible for service and support throughout the product life cycle in order to capture this important aftermarket business. Along with ensuring that we have the local capability to sell, install and service our equipment in remote regions, it is equally imperative to continuously improve our global operations. We continue to expand our global supply chain capability to meet global customer demands and ensure the quality and timely delivery of our products. We continue to devote resources to improving the supply chain processes across our divisions to find areas of synergy and cost reduction and to improve our supply chain management capability to ensure it can meet global customer demands. We continue to focus on improving on-time delivery and quality, while managing warranty costs as a percentage of sales across our global operations, through the assistance of a focused Continuous Improvement Process ("CIP") initiative. The goal of the CIP initiative, which includes lean manufacturing, six sigma business management strategy and value engineering, is to maximize service fulfillment to customers through on-time delivery, reduced cycle time and quality at the highest internal productivity.
We experienced improved demand for original equipment in 2011 as compared with 2010. As the effects from the global recession began to diminish, several demand forecasts improved, which promoted increased capital investment spending and planning. The oil and gas industry saw improved conditions as the developing regions’ economic growth plans rekindled projections of demand growth for oil and natural gas. Pipeline and refining investments were driven by infrastructure expansion plans in these growing regions. The developing regions also experienced improved conditions in the investment in chemical processing and general industries. In the mature regions, all three of these industries experienced a moderate increase in levels of investment, although overcapacity in oil refining affected capital investments. In the area of power generation, uncertainty over environmental regulations challenged spending levels, while the water management industry displayed weakness in its spending levels, as planned desalination projects continue to be delayed as governments evaluated fiscal priorities.
A critical component of our growth strategy remains our investment in expanding our aftermarket capabilities to provide local support to maximize our customers’ investment in our offerings, as well as to provide stability for our business during various economic periods. In 2011, we experienced improved demand in our global aftermarket business as compared with 2010. This was driven by our customers’ need to maintain continuing operations and the expansion of our aftermarket capabilities provided through our new integrated solutions offerings. Customers’ desire to gain operational efficiencies and increase throughput from existing facilities provided opportunities to leverage our engineering knowledge and technological capabilities to design solutions that produce the desired business result. In 2011, we continued to execute on our strategy to increase our presence in all regions of our global market to capture aftermarket opportunities.
We believe that with our customer relationships, our global presence and our highly regarded technical capabilities, we will continue to have opportunities in our core industries; however, we face challenges affecting many companies in our industry with a significant multi-national presence, such as economic, political, currency and other risks.
Our Markets
The following discussion should be read in conjunction with the "Outlook for 2012" section included in this MD&A.
Our products and services are used in several distinct industries: oil and gas; chemical; power generation; water management; and a number of other industries that are collectively referred to as "general industries."
Demand for most of our products depends on the level of new capital investment and planned and unplanned maintenance expenditures by our customers. The level of new capital investment depends, in turn, on capital infrastructure projects driven by the need for oil and gas, power generation and water management, as well as general economic conditions. These drivers are generally related to the phase of the business cycle in their respective industries and the expectations of future market behavior. The levels of maintenance expenditures are additionally driven by the reliability of equipment, planned and unplanned downtime for maintenance and the required capacity utilization of the process.
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
The quick turnaround business, which we also refer to as "book and ship," is defined as orders that are received from the customer (booked) and shipped within three months of receipt. These orders are typically for more standardized, general purpose products, parts or services. Each of our three business segments generates certain levels of this type of business.
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
Oil and Gas
The oil and gas industry, which represented approximately 40% and 42% of our bookings in 2011 and 2010, respectively, experienced a stable level of capital spending in 2011 compared to the previous year due to the need to continue building infrastructure in order to bring future capacity on line to meet future demand expectations. The majority of investment by the major oil companies continued to focus on upstream production activities; however, there were improved levels of spending in both mid-stream pipeline and downstream refining operations, particularly in the developing markets. Refining overcapacity remained a concern throughout the year in the mature regions, as overall demand for oil remained volatile throughout the year. Aftermarket opportunities in this industry improved throughout the year, with our integrated solutions offering helping to offset a reduction in service-related business, as many refineries performed this work with their own personnel.
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

However, we believe the long-term fundamentals for this industry remain solid based on current supply, projected depletion rates of existing fields and forecasted long-term demand growth. With our long-standing reputation in providing successful solutions for upstream, mid-stream and downstream applications, along with the advancements in our portfolio of offerings, we believe that we continue to be well-positioned to pursue the opportunities in this industry around the globe.
Chemical
The chemical industry represented approximately 18% and 16% of our bookings in 2011 and 2010, respectively. Capital spending in the chemical industry rebounded in 2011 with the expansion of existing facilities and the approval of new projects around the world. The Middle East and Asia have seen significant growth in chemical projects as countries in those regions try to access the higher margins available downstream in the petrochemical markets. Additionally, North America has seen a revival in the chemical industry, where shale gas has changed the economics of production allowing for a lower cost abundant feedstock to drive high value chemical projects. The aftermarket opportunities improved for the majority of the year with indications that the improvements will continue into 2012.
Despite a strong year, the outlook for the chemical industry remains heavily dependent on global economic conditions. As global economies stabilize and unemployment conditions improve, a rise in consumer spending should follow. An increase in spending would drive greater demand for chemical-based products supporting improved levels of capital investment. We believe the chemical industry in the near-term will continue to invest in maintenance and upgrades for optimization of existing assets and that developing regions will continue investing in capital infrastructure to meet current and future indigenous demand. We believe our global presence and our localized aftermarket capabilities are well-positioned to serve the potential growth opportunities in this industry.
Power Generation
The power generation industry represented approximately 16% and 17% of our bookings in 2011 and 2010, respectively. In 2011, the power generation industry continued to experience some softness in capital spending in the mature regions driven by the uncertainty related to environmental regulations, as well as potential regulatory impacts to the overall civilian nuclear market. In the developing regions, capital investment remained in place driven by increased demand forecasts for electricity in countries such as China and India. Global concerns about the environment continue to support an increase in desired future capacity from renewable energy sources. The majority of the active and planned construction throughout 2011 continued to utilize designs based on fossil fuels. Natural gas increased its percentage of utilization driven by market prices for gas remaining low and relatively stable. With the potential of unconventional sources of gas, such as shale gas, the power generation industry is forecasting an increased use of this form of fuel for power generation plants.
We believe the outlook for the power generation industry remains favorable. Current legislative efforts to limit the emissions of carbon dioxide may have an adverse effect on investment plans depending on the potential requirements imposed and the timing of compliance by country. However, we believe that proposed methods of limiting carbon dioxide emissions offer business opportunities for our products and services. We believe the long-term fundamentals for the power generation industry remain solid based on projected increases in demand for electricity driven by global population growth, advancements of industrialization and growth of urbanization in developing markets. We also believe that our long-standing reputation in the power generation industry, our portfolio of offerings for the various generating methods, our advancements in serving the renewable energy market and carbon capture methodologies, as well as our global service and support structure, position us well for the future opportunities in this important industry.
Water Management
The water management industry represented approximately 4% and 5% of our bookings in 2011 and 2010, respectively. Although the water management industry displayed weakness in spending levels in 2011 as desalination projects continued to be delayed, worldwide demand for fresh water and water treatment continues to create requirements for new facilities or for upgrades of existing systems, many of which require products that we offer, particularly pumps. We believe that the persistent demand for fresh water during all economic cycles supports continuing investments.
The water management industry is facing a future supply/demand challenge relative to forecasted global population growth coupled with the advancement of industrialization and urbanization. Due to the limitations of usable fresh water around the globe, there continues to be an increased investment in desalination. This investment is forecasted to significantly increase over the next several decades. We believe we are a global leader in the desalination market, which is already an important source of fresh water in the Mediterranean region and the Middle East. We expect that this trend in desalination will expand from these traditional areas to other coastal areas around the globe, which we believe presents a significant market opportunity for pumps, valves, actuation products and energy recovery devices.

General Industries
General industries comprises a variety of different businesses, including mining and ore processing, pharmaceuticals, pulp and paper, food and beverage and other smaller applications, none of which individually represented more than 5% of total bookings in 2011 and 2010. General industries also includes sales to distributors, whose end customers operate in the industries we primarily serve. General industries represented, in the aggregate, approximately 22% and 20% of our bookings in 2011 and 2010, respectively.
In 2011, we saw improving conditions in the majority of these businesses. Pulp and paper, mining and ore processing and food and beverage all saw improved conditions in 2011 compared with 2010. This was generally supported by the improving economic conditions in several parts of the world. We also experienced increased business levels through our distribution network, as business conditions improved and inventory levels required replenishment.
The outlook for this group of industries is heavily dependent upon the condition of global economies and consumer confidence levels. The long-term fundamentals of many of these industries remain sound as many of the products produced by these industries are common staples of industrialized and urbanized economies. We believe that our specialty product offerings designed for these industries and our aftermarket service capabilities will provide future business opportunities.

OUR RESULTS OF OPERATIONS
Throughout this discussion of our results of operations, we discuss the impact of fluctuations in foreign currency exchange rates. We have calculated currency effects by translating current year results on a monthly basis at prior year exchange rates for the same periods.
As discussed in Note 1 to our consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" ("Item 8") of this Annual Report on Form 10-K for the year ended December 31, 2011 ("Annual Report"), ongoing political and economic conditions in North Africa have caused us to experience shipment delays to this region. We estimate that the shipments to this region that have been delayed resulted in lost or delayed opportunities for operating income of $11.2 million ($8.0 million for EPD and $3.2 million for IPD) for 2011. The preponderance of our physical assets in the region are located in the Kingdom of Saudi Arabia and the United Arab Emirates and have, to date, not been significantly affected by the unrest elsewhere in the region.
We continue to assess the conditions and potential adverse impacts of the earthquake and tsunami in Japan in early 2011, in particular as they relate to our customers and suppliers in the impacted regions, as well as announced and potential regulatory impacts to the global nuclear power market. During 2011, we did not experience any significant adverse impacts due to shipment delays, collection issues or supply chain disruptions related to these events. We are also closely monitoring the effects of the Japan crisis on the global nuclear power industry. While it is difficult to estimate the long-term effect of the Fukushima plant shutdown on the global nuclear power market, we have continued to ship nuclear orders in our backlog without significant disruption. We believe that there has been a related reduction in nuclear orders that could continue in the near term, though other parts of our overall power generation business could benefit as nuclear power priorities are reevaluated.
Other than broad, macro-level economic impacts, we did not experience any direct or measurable disruptions in 2011 due to the European sovereign debt crisis. We will continue to monitor and evaluate the impact of any future developments in the region on our current business, our customers and suppliers and the state of the global economy. Additional adverse developments could potentially impact our customers’ exposures to sovereign and non-sovereign European debt and could soften the level of capital investment and demand for our products and services.
As discussed in Note 2 to our consolidated financial statements included in Item 8 of this Annual Report, effective October 28, 2011, we acquired for inclusion in EPD, Lawrence Pumps, Inc. ("LPI"), a privately-owned, United States ("U.S.") based company specializing in the design, development and manufacture of engineered centrifugal slurry pumps for critical services within the petroleum refining, petrochemical, pulp and paper and energy markets. LPI was acquired in a cash transaction valued at $89.6 million, subject to final adjustments. We acquired for inclusion in FCD, Valbart Srl ("Valbart"), a privately-owned Italian valve manufacturer, effective July 16, 2010. We acquired for inclusion in EPD, Calder AG ("Calder"), a Swiss supplier of energy recovery technology, effective April 21, 2009. The results of operations of LPI, Valbart and Calder have been consolidated since the respective dates of acquisition. No pro forma information has been provided for these acquisitions due to immateriality.
As discussed in Note 7 to our consolidated financial statements included in Item 8 of this Annual Report, beginning in 2009, we initiated realignment programs to reduce and optimize certain non-strategic manufacturing facilities and our overall cost structure by improving our operating efficiency, reducing redundancies, maximizing global consistency and driving improved financial performance, as well as expanding our efforts to optimize assets, respond to reduced orders and drive an enhanced customer-facing organization ("Realignment Programs"). These programs are substantially complete. We currently expect total Realignment Program charges will be approximately $93 million for approved plans, of which $91.2 million has been incurred through December 31, 2011.

Charges, net of adjustments, related to our Realignment Programs were $4.8 million, $18.3 million and $68.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. IPD incurred $4.8 million, $8.9 million and $11.3 million of realignment charges, net of adjustments, for the years ended December 31, 2011, 2010 and 2009 respectively. FCD incurred $0.1 million, $6.2 million and $11.5 million of realignment charges, net of adjustments, for the years ended December 31, 2011, 2010 and 2009 respectively. EPD incurred $0.2 million, $1.7 million and $42.4 million of realignment charges, net of adjustments, for the years ended December 31, 2011, 2010 and 2009 respectively. "Eliminations and All Other" incurred a $0.3 million adjustment due to changes in estimates for the year ended December 31, 2011, and $1.5 million and $2.9 million of realignment charges, net of adjustments, for the years ended December 31, 2010 and 2009, respectively.
Based on actions under our Realignment Programs, for the year ended December 31, 2011 we realized approximately $24 million of additional savings compared to the year ended December 31, 2010, and we expect to realize annual run rate savings in 2012 and beyond of approximately $120 million. Approximately two-thirds of savings from the Realignment Programs were and will be realized in cost of sales ("COS") and the remainder in selling, general and administrative expense ("SG&A"). Actual savings realized could vary from expected savings, which represent management's best estimate to date.
In addition, in connection with our previously announced IPD recovery plan, in the second quarter of 2011 we initiated new activities to optimize structural parts of IPD's business. We expect charges related to this program to be non-restructuring in nature and will approximate $9 million, of which $7.2 million was incurred in 2011 with the substantial majority recorded in COS.
The following discussion should be read in conjunction with the “Outlook for 2012” section included in this MD&A.
Bookings and Backlog

	2011	2010	2009
	(Amounts in millions)
Bookings	$4,661.9	$4,228.9	$3,885.3
Backlog (at period end)	2,690.1	2,594.7	2,371.2

We define a booking as the receipt of a customer order that contractually engages us to perform activities on behalf of our customer with regard to manufacture, service or support. Bookings recorded and subsequently canceled within the year-to-date period are excluded from year-to-date bookings. Bookings in 2011 increased by $433.0 million, or 10.2%, as compared with 2010. The increase included currency benefits of approximately $149 million. The increase was primarily attributable to increased original equipment bookings in FCD and IPD, coupled with increased aftermarket bookings in EPD. These increases were partially offset by decreased original equipment bookings in EPD, including the impact of an order in excess of $80 million to supply a variety of pumps for a refinery, received primarily in the first quarter of 2011, as well as the impact of an order in excess of $80 million for crude oil pumps, seals and related support services booked in 2010 that did not recur. The increase was also attributable to strength in the oil and gas and chemical industries in FCD, general industries in both FCD and IPD and power generation and chemical industries in EPD, partially offset by a decrease in the oil and gas industry in EPD.
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
Backlog represents the accumulation of uncompleted customer orders. Backlog of $2.7 billion at December 31, 2011 increased by $95.4 million, or 3.7%, as compared to December 31, 2010. Currency effects provided a decrease of approximately $51 million (currency effects on backlog are calculated using the change in period end exchange rates). Approximately 24% of the backlog at December 31, 2011 was related to aftermarket orders. Backlog of $2.6 billion at December 31, 2010 increased by $223.5 million, or 9.4%, as compared to December 31, 2009. Currency effects provided a decrease of approximately $51 million.

Sales

	2011	2010	2009
	(Amounts in millions)
Sales	$4,510.2	$4,032.0	$4,365.3

Sales in 2011 increased by $478.2 million, or 11.9%, as compared with 2010. The increase included currency benefits of approximately $144 million. The increase was primarily due to FCD, which had increased original equipment sales in Europe, the Middle East and Africa ("EMA"), reflecting continued recovery in the oil and gas industry and increased sales attributable to Valbart of $74.6 million. Aftermarket sales in EPD, driven by North America and Latin America, also contributed to the overall increase in sales and were partially offset by decreased original equipment sales in EPD, primarily in EMA. North America sales in IPD also contributed to the overall increase, primarily driven by original equipment.
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
Sales to international customers, including export sales from the U.S., were approximately 73% of sales in 2011, 2010 and 2009. Sales to EMA were approximately 39%, 40% and 40% of total sales in 2011, 2010 and 2009, respectively. Sales to Asia Pacific were approximately 19%, 18% and 20% of total sales in 2011, 2010 and 2009, respectively. Sales to Latin America were approximately 10%, 10% and 9% of total sales in 2011, 2010 and 2009, respectively.
Gross Profit and Gross Profit Margin

	2011	2010	2009
	(Amounts in millions, except percentages)
Gross profit	$1,513.6	$1,409.7	$1,548.1
Gross profit margin	33.6%	35.0%	35.5%

Gross profit in 2011 increased by $103.9 million, or 7.4%, as compared with 2010. The increase included the effect of approximately $13 million in increased savings realized and $9.9 million of decreased charges resulting from our Realignment Programs, partially offset by $6.8 million in charges related to the IPD recovery plan, as compared with 2010. Gross profit margin in 2011 of 33.6% decreased from 35.0% in 2010. The decrease was primarily attributable to lower margins on certain large projects primarily in beginning of year backlog, the negative impact of currency on margins of U.S. dollar-denominated sales produced in some of our non-U.S. facilities, incremental charges associated with certain projects that have not shipped or shipped late in EPD, charges related to the IPD recovery plan and increased material costs in FCD. The decrease was partially offset by a mix shift to higher margin aftermarket sales in all divisions. As a result of the sales mix shift, aftermarket sales increased to approximately 41% of total sales, as compared with approximately 39% of total sales for the same period in 2010.
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

Selling, General and Administrative Expense

	2011	2010	2009
	(Amounts in millions, except percentages)
SG&A	$914.1	$845.0	$934.5
SG&A as a percentage of sales	20.3%	21.0%	21.4%

SG&A in 2011 increased by $69.1 million, or 8.2%, as compared with 2010. The increase included currency effects that yielded an increase of approximately $25 million, and also included the effect of approximately $10 million in increased savings realized and $3.6 million of decreased charges resulting from our Realignment Programs as compared with 2010. The increase was primarily attributable to incremental selling and marketing-related expenses associated with the above mentioned increase in sales, merit-related compensation increases, acquisition-related costs and other incremental SG&A costs associated with the acquisition of LPI during the fourth quarter of 2011 and the impact of hiring associates to support high-growth areas of the business. These increases were partially offset by a decrease in broad-based annual and long-term incentive program compensation. SG&A as a percentage of sales in 2011 improved 70 basis points as compared with 2010.
SG&A in 2010 decreased by $89.5 million, or 9.6%, as compared with 2009. Currency effects yielded a decrease of approximately $2 million. The decrease included the effect of approximately $23 million in increased savings realized and a decrease of $22.8 million in charges resulting from our Realignment Programs as compared with 2009. The decrease was primarily attributable to positive impacts from our Realignment Programs, decreased selling and marketing-related expenses, strict cost control actions in 2010 and legal fees and accrued resolution costs in 2009 related to shareholder class action litigation (which was resolved in the second quarter of 2010) that did not recur, partially offset by cash recoveries of bad debt and the adjustment of contingent consideration in 2009 that did not recur (see Note 2 to our consolidated financial statements included in Item 8 of this Annual Report). SG&A as a percentage of sales in 2010 improved 40 basis points as compared with 2009.
Net Earnings from Affiliates

	2011	2010	2009
	(Amounts in millions)
Net earnings from affiliates	$19.1	$16.6	$15.8

Net earnings from affiliates represents our net income from investments in eight joint ventures (one located in each of Japan, South Korea, Saudi Arabia and the United Arab Emirates and two located in each of China and India) that are accounted for using the equity method of accounting. Net earnings from affiliates in 2011 increased by $2.5 million, or 15.1%, as compared with 2010, primarily due to increased earnings of our FCD joint venture in India. Net earnings from affiliates in 2010 increased by $0.8 million, or 5.1%, as compared with 2009, primarily due to increased earnings of our EPD joint ventures in South Korea and India, partially offset by decreased earnings of our FCD joint venture in India and our EPD joint venture in Japan.
Operating Income

	2011	2010	2009
	(Amounts in millions, except percentages)
Operating income	$618.7	$581.4	$629.5
Operating income as a percentage of sales	13.7%	14.4%	14.4%
Operating income in 2011 increased by $37.3 million, or 6.4%, as compared with 2010. The increase included currency benefits of approximately $17 million. The increase included the effect of approximately $24 million in increased savings realized from our Realignment Programs as compared with 2010. The overall net increase was primarily a result of the $103.9 million increase in gross profit, which was partially offset by the $69.1 million increase in SG&A, as discussed above.
Operating income in 2010 decreased by $48.1 million, or 7.6%, as compared with 2009. Operating income included the effect of approximately $60 million in increased savings realized and a decrease of $49.8 million in charges resulting from our Realignment Programs as compared with 2009, and included negative currency effects of approximately $4 million. The overall net decrease was primarily a result of the $138.4 million decrease in gross profit, which was partially offset by the $89.5 million decrease in SG&A, as discussed above.

Interest Expense and Interest Income

	2011	2010	2009
	(Amounts in millions)
Interest expense	$(36.2)	$(34.3)	$(40.0)
Interest income	1.6	1.6	3.2
Interest expense in 2011 increased by $1.9 million as compared with 2010 primarily due to increased interest expense on local borrowings to fund short-term cash needs in support of growth in emerging markets and the impact of the refinancing of our credit facilities in late 2010. Interest expense decreased by $5.7 million in 2010 as compared with 2009, as a result of decreased interest rates. At December 31, 2011, approximately 70% of our debt was at fixed rates, including the effects of $330.0 million of notional interest rate swaps.
Interest income in 2011 was consistent with 2010. Interest income in 2010 decreased by $1.6 million as compared with 2009 due primarily to decreased interest rates.
Other Income (Expense), net

	2011	2010	2009
	(Amounts in millions)
Other income (expense), net	$3.7	$(18.3)	$(8.0)

Other income (expense), net in 2011 increased $22.0 million to income of $3.7 million, as compared to expense of $18.3 million in 2010, primarily due to a $23.9 million increase in gains arising from transactions in currencies other than our sites' functional currencies, which reflect the relative strengthening of the U.S. dollar versus the Euro during 2011 as compared with 2010. Currency losses in 2010 included the impact of the $7.6 million net loss recorded as a result of Venezuela's currency devaluation and the settlement of U.S. dollar denominated liabilities at the more favorable essential items rate of 2.60 Bolivars to the U.S. dollar. These losses were partially offset by a $3.1 million gain on the sale of an investment in a joint venture in 2010 that was accounted for under the cost method.
Other income (expense), net in 2010 increased $10.3 million, or 128.8%, to expense of $18.3 million, as compared with 2009, primarily due to a $13.9 million increase in losses on forward exchange contracts and a $4.8 million increase in losses arising from transactions in currencies other than our sites’ functional currencies. Both of the above-mentioned changes primarily reflected the strengthening of the U.S. dollar exchange rate versus the Euro. Also included in the increase in losses arising from transactions in currencies other than our site’s functional currencies is the impact of the $7.6 million net loss recorded as a result of Venezuela’s devaluation of the Bolivar and the settlement of U.S. dollar denominated liabilities at the more favorable essential items rate. See Note 1 to our consolidated financial statements included in Item 8 of this Annual Report for additional details on the impact of Venezuela’s currency devaluation. In addition, we expensed $1.6 million in loan costs associated with the refinancing of our credit facilities in the fourth quarter of 2010. The above losses were partially offset by miscellaneous gains and income, the largest of which was a $3.1 million gain on the sale of an investment in a joint venture in 2010 that was accounted for under the cost method.
Tax Expense and Tax Rate

	2011	2010	2009
	(Amounts in millions, except percentages)
Provision for income taxes	$158.5	$141.6	$156.5
Effective tax rate	27.0%	26.7%	26.8%

The 2011, 2010 and 2009 effective tax rates differed from the federal statutory rate of 35% primarily due to the net impact of foreign operations, which included the impacts of lower foreign tax rates, and changes in our reserves established for uncertain tax positions.
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
Our effective tax rate is based upon current earnings and estimates of future taxable earnings for each domestic and international location. Changes in any of these and other factors, including our ability to utilize foreign tax credits and net operating losses or results from tax audits, could impact the tax rate in future periods. As of December 31, 2011, we have foreign tax credits of $43.4 million, expiring in 2018 through 2020 against which we recorded no valuation allowances. Additionally, we have recorded other net deferred tax assets of $38.6 million, which relate to net operating losses, tax credits and other deductible temporary differences that are available to reduce taxable income in future periods, most of which do not have a definite expiration. Should we not be able to utilize all or a portion of these credits and losses, our effective tax rate would increase.
Net Earnings and Earnings Per Share

	2011	2010	2009
	(Amounts in millions, except per share amounts)
Net earnings attributable to Flowserve Corporation	$428.6	$388.3	$427.9
Net earnings per share — diluted	$7.64	$6.88	$7.59
Average diluted shares	56.1	56.4	56.4

Net earnings in 2011 increased by $40.3 million to $428.6 million, or to $7.64 per diluted share, as compared with 2010. The increase was primarily attributable to $37.3 million increase in operating income and a $22.0 million increase in other income (expense), net, partially offset by a $1.9 million increase in interest expense and a $16.9 million increase in tax expense.
Net earnings in 2010 decreased by $39.6 million to $388.3 million, or to $6.88 per diluted share, as compared with 2009. The decrease was primarily attributable to $48.1 million decrease in operating income and a $10.3 million increase in other income (expense), net, partially offset by a $5.7 million decrease in interest expense and a $14.9 million decrease in tax expense.
Other Comprehensive (Expense) Income

	2011	2010	2009
	(Amounts in millions)
Other comprehensive (expense) income	$(65.6)	$(1.4)	$63.0

Other comprehensive (expense) income in 2011 increased by $64.2 million, primarily reflecting the strengthening of the U.S. dollar exchange rate versus the Euro at December 31, 2011 as compared with December 31, 2010.
Other comprehensive (expense) income in 2010 decreased by $64.4 million to expense of $1.4 million, primarily reflecting the strengthening of the U.S. dollar exchange rate versus the Euro at December 31, 2010 as compared with December 31, 2009, partially offset by a decrease in pension and other postretirement expense in 2010.
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
FSG Engineered Product Division Segment Results
Our largest business segment is EPD, through which we design, manufacture, distribute and service custom and other highly-engineered pumps and pump systems, mechanical seals, auxiliary systems and replacement parts (collectively referred to as "original equipment"). EPD includes longer lead-time, highly-engineered pump products, and shorter cycle engineered pumps and mechanical seals that are generally manufactured much more quickly. EPD also manufactures replacement parts and related equipment and provides a full array of replacement parts, repair and support services (collectively referred to as "aftermarket"). EPD primarily operates in the oil and gas, power generation, chemical, water management and general industries. EPD operates in 41 countries with 28 manufacturing facilities worldwide, nine of which are located in Europe, 11 in North America, four in Asia and four in Latin America, and it has 120 QRCs, including those co-located in manufacturing facilities.

	EPD
	2011	2010	2009
	(Amounts in millions, except percentages)
Bookings	$2,333.5	$2,242.0	$1,976.0
Sales	2,321.4	2,152.7	2,316.3
Gross profit	803.4	782.9	843.5
Gross profit margin	34.6%	36.4%	36.4%
Segment operating income	395.2	412.6	434.8
Segment operating income as a percentage of sales	17.0%	19.2%	18.8%
Backlog (at period end)	1,441.6	1,435.5	1,382.1

As discussed in Note 2 to our consolidated financial statements included in Item 8 of this Annual Report, we acquired for inclusion in EPD, LPI, a privately-owned, U.S.-based pump manufacturer, effective October 28, 2011. LPI's results of operations have been consolidated since the date of acquisition and are included in EPD's segment results of operations above. No pro forma information has been provided for the acquisition due to immateriality.
Bookings in 2011 increased by $91.5 million, or 4.1%, as compared with 2010. The increase included currency benefits of approximately $65 million. The increase in bookings reflected the impact of an order in excess of $80 million to supply a variety of pumps for a refinery, received primarily in the first quarter of 2011, as well as the impact of an order in excess of $80 million for crude oil pumps, seals and related support services booked in 2010 that did not recur. Customer bookings increased $59.9 million in Latin America, $46.8 million (including currency benefits of approximately $19 million) in Asia Pacific, and $31.7 million in North America. These increases were partially offset by a decrease of $42.2 million in EMA (including currency benefits of approximately $41 million). The overall net increase primarily consisted of an increase in the power generation and chemical industries. Of the $2.3 billion of bookings in 2011, approximately 50% were from oil and gas, 21% from power generation, 13% from chemical, 1% from water management and 15% from general industries. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increased $3.3 million.
Bookings in 2010 increased by $266.0 million, or 13.5%, as compared with 2009. The increase included currency benefits of approximately $13 million. The increase in bookings reflected higher demand for our products in the oil and gas and general industries across all regions, including the impact of an order in excess of $80 million for crude oil pumps, seals and related support services received in the second quarter of 2010. Customer bookings increased $114.9 million (including currency benefits of approximately $13 million) in Latin America, $78.2 million in North America (including currency benefits of approximately $8 million), $63.4 million (including negative currency effects of approximately $26 million) in EMA and $23.8 million (including currency benefits of approximately $18 million) in Asia Pacific. These increases were attributable to original equipment and aftermarket bookings on major projects in the oil and gas, general, mining, power generation and chemical industries, partially offset by decreased bookings in the water management industry and decreased aftermarket bookings in EMA. Of the $2.2 billion of bookings in 2010, approximately 54% were from oil and gas, 19% from power generation, 12% from chemical, 1% from water management and 14% from general industries. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increased $12.4 million.
Sales in 2011 increased $168.7 million, or 7.8%, as compared with 2010. The increase included currency benefits of approximately $67 million. Customer sales increased in North America by $75.7 million, Latin America by $61.3 million and Asia Pacific by $58.7 million (including currency benefits of approximately $18 million). These increases were primarily driven by increased aftermarket sales in North America and Latin America, and original equipment sales in Asia Pacific. These increases were partially offset by a decrease in customer sales in EMA of $33.0 million (including currency benefits of approximately $41 million), primarily driven by decreased original equipment sales. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) increased $16.3 million.
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
Gross profit in 2011 increased by $20.5 million, or 2.6%, as compared with 2010. Gross profit margin in 2011 of 34.6% decreased from 36.4% in 2010. The decrease was primarily attributable to the effect on revenue of certain large projects at low margins primarily in beginning of year backlog, the negative impact of currency on margins of U.S. dollar denominated sales produced in some of our non-U.S. facilities and incremental charges associated with certain projects that have not shipped or shipped late, partially offset by a sales mix shift towards higher margin aftermarket sales.
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
Operating income in 2011 decreased by $17.4 million, or 4.2%, as compared with 2010. The decrease included currency benefits of approximately $9 million. The overall net decrease was due primarily to increased SG&A of $37.9 million (including increases due to currency effects of approximately $12 million), partially offset by increased gross profit of $20.5 million, as discussed above. Increased SG&A was attributable to incremental selling and marketing-related expenses associated with the above mentioned increase in sales, merit-related compensation increases, the impact of hiring associates to support high-growth areas of the business, acquisition-related and other incremental SG&A costs associated with the acquisition of LPI in the fourth quarter of 2011 and a $3.9 million penalty that was assessed by a Spanish regulatory commission in the second quarter of 2011. These increases were partially offset by a decrease in broad-based annual and long-term incentive program compensation.
Operating income in 2010 decreased by $22.2 million, or 5.1%, as compared with 2009. The decrease included negative currency effects of less than $1 million. The overall net decrease was due primarily to reduced gross profit of $60.6 million, as discussed above, partially offset by decreased SG&A of $36.0 million, which was due to increased savings realized and a decrease in charges resulting from our Realignment Programs as compared with 2009, decreased selling and marketing-related expenses and strict cost control actions in 2010. Additionally, the $4.4 million benefit from the adjustment of contingent consideration in 2009 related to the acquisition of Calder did not recur (see Note 2 to our consolidated financial statements included in Item 8 of this Annual Report).
Backlog of $1.4 billion at December 31, 2011 increased by $6.1 million, or 0.4%, as compared to December 31, 2010. Currency effects provided a decrease of approximately $14 million. Backlog of $1.4 billion at December 31, 2011 included $19.9 million of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above). Backlog of $1.4 billion at December 31, 2010 increased by $53.4 million, or 3.9%, as compared to December 31, 2009. Currency effects provided a decrease of approximately $14 million. Backlog at December 31, 2010 includes $25.5 million of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
FSG Industrial Product Division Segment Results
Through IPD we design, manufacture, distribute and service engineered, pre-configured industrial pumps and pump systems, including submersible motors and specialty products (e.g., thrusters), collectively referred to as "original equipment." Additionally, IPD manufactures replacement parts and related equipment, and provides a full array of support services (collectively referred to as "aftermarket"). IPD primarily operates in the oil and gas, chemical, water management, power generation and general industries. IPD operates 12 manufacturing facilities, three of which are located in the U.S and six in Europe, and it operates 21 QRCs worldwide, including 11 sites in Europe and four in the U.S., including those co-located in manufacturing facilities.

	IPD
	2011	2010	2009
	(Amounts in millions, except percentages)
Bookings	$905.4	$827.5	$823.1
Sales	878.2	800.2	971.0
Gross profit	197.5	204.7	262.5
Gross profit margin	22.5%	25.6%	27.0%
Segment operating income	62.9	68.5	107.9
Segment operating income as a percentage of sales	7.2%	8.6%	11.1%
Backlog (at period end)	567.8	568.0	555.6

Bookings in 2011 increased by $77.9 million, or 9.4%, as compared with 2010. The increase included currency benefits of approximately $29 million. The increase was primarily driven by increased customer bookings of $45.4 million (including currency benefits of approximately $20 million) in EMA and Australia. Increased customer bookings were driven by general and chemical industries, partially offset by decreased customer bookings in the water management industry. Interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) increased $32.2 million. Of the $905.4 million of bookings in 2011, approximately 29% were from oil and gas, 19% from water management, 11% from chemical, 8% from power generation and 33% from general industries.
Bookings in 2010 increased by $4.4 million, or 0.5%, as compared with 2009. The increase included negative currency effects of approximately $11 million. The overall net increase was primarily driven by an increase in customer bookings of $57.1 million in the Americas and an increase in interdivision bookings (which are eliminated and are not included in consolidated bookings as disclosed above) of $20.2 million, mostly offset by decreased customer bookings of $74.3 million in EMA and Australia. The overall net decrease in customer bookings was primarily driven by decreased orders of original equipment in the power generation, mining and chemical industries, partially offset by increased customer bookings in the oil and gas markets, primarily in Europe. Of the $827.5 million of bookings in 2010, approximately 31% were from oil and gas, 21% from water management, 10% from chemical, 9% from power generation and 29% from general industries.
Sales in 2011 increased by $78.0 million, or 9.7%, as compared with 2010. The increase included currency benefits of approximately $29 million. The increase in customer sales was driven by an increase of $64.2 million in the Americas, partially offset by a decrease of $16.1 million (including currency benefits of approximately $21 million) in EMA and Australia. The increase in the Americas was primarily driven by original equipment sales. The decline in EMA and Australia was primarily attributable to decreased original equipment sales, which resulted from lower beginning of year original equipment backlog as compared with 2010. Interdivision sales (which are eliminated and are not included in consolidated sales as disclosed above) increased $30.0 million.
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
Gross profit in 2011 decreased by $7.2 million, or 3.5%, as compared with 2010. Gross profit margin in 2011 of 22.5% decreased from 25.6% in 2010. The decrease is primarily attributable to less favorable pricing on projects shipped from backlog, increased material costs, charges related to the IPD recovery plan and incremental charges resulting from operational efficiency issues in certain sites, partially offset by increased savings realized from our Realignment Programs, as compared with the same period in 2010, and a mix shift to higher margin aftermarket sales.
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
Operating income for 2011 decreased by $5.6 million, or 8.2%, as compared with 2010. The decrease included currency benefits of approximately $2 million. The overall net decrease is due to the $7.2 million decrease in gross profit discussed above, partially offset by a $1.6 million decrease in SG&A.
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
Backlog of $567.8 million at December 31, 2011 remained flat, as compared to December 31, 2010. Currency effects provided a decrease of approximately $13 million. Backlog at December 31, 2011 included $56.7 million of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above). Backlog of $568.0 million at December 31, 2010 increased by $12.4 million, or 2.2%, as compared to December 31, 2009. Currency effects provided a decrease of approximately $24 million. Backlog at December 31, 2010 included $38.5 million of interdivision backlog (which is eliminated and not included in consolidated backlog as disclosed above).
Flow Control Division Segment Results
Our second largest business segment is FCD, which designs, manufactures and distributes a broad portfolio of engineered-to-order and configured-to-order isolation valves, control valves, valve automation products, boiler controls and related services. FCD leverages its experience and application know-how by offering a complete menu of engineered services to complement its expansive product portfolio. FCD has a total of 55 manufacturing facilities and QRCs in 23 countries around the world, with five of its 25 manufacturing operations located in the U.S. and 14 located in Europe. Based on independent industry sources, we believe that we are the fourth largest industrial valve supplier on a global basis.

	FCD
	2011	2010	2009
	(Amounts in millions, except percentages)
Bookings	$1,603.0	$1,306.6	$1,198.3
Sales	1,473.3	1,197.5	1,203.2
Gross profit	511.5	422.3	445.2
Gross profit margin	34.7%	35.3%	37.0%
Segment operating income	233.3	180.4	204.1
Segment operating income as a percentage of sales	15.8%	15.1%	17.0%
Backlog (at period end)	759.9	658.5	485.3

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
Bookings in 2011 increased $296.4 million, or 22.7%, as compared with 2010. The increase included currency benefits of approximately $54 million and increased Valbart bookings of $110.4 million. The increase in bookings was primarily attributable to strength in the oil and gas industry, primarily in EMA and Asia Pacific, and increased bookings in the chemical and general industries. Increased bookings were partially offset by decreases in the power generation industry due primarily to a slowdown in global nuclear power projects. Of the $1.6 billion of bookings in 2011, approximately 31% were from oil and gas, 27% from chemical, 27% from general industries 14% from power generation and 1% from water management.
Bookings in 2010 increased $108.3 million, or 9.0%, as compared with 2009. The increase included negative currency effects of approximately $14 million. The overall net increase in bookings was attributable to bookings provided by Valbart of $54.6 million, strength in the oil and gas industry, primarily in EMA and North America, increased bookings in general industries, driven by growth in the district heating market in Russia, and growing aftermarket repair and replacement orders. Inventory restocking orders from distributors were a key driver in the North American market recovery. Increased bookings were partially offset by decreases in the power generation industry, driven by orders of more than $45 million to supply valves to four Westinghouse Electric Co. nuclear power units booked in the same period in 2009 that did not recur, and customer-driven large project delays in the chemical and oil and gas industries. Of the $1.3 billion of bookings in 2010, approximately 27% were from oil and gas, 27% from chemical, 26% from general industries 18% from power generation and 2% from water management.
Sales in 2011 increased $275.8 million, or 23.0%, as compared with 2010. The increase included currency benefits of approximately $48 million. Customer sales increased by approximately $172 million (including currency benefits of approximately $39 million) in EMA, reflecting continued recovery in the oil and gas industry and included increased Valbart sales of $74.6 million. Customer sales increased by approximately $50 million in Asia Pacific, $47 million in North America and $10 million in Latin America.
Sales in 2010 decreased $5.7 million, or 0.5%, as compared with 2009. The decrease included negative currency effects of approximately $19 million. A decrease in customer sales in EMA of approximately $27 million, which included the impact of customer sales provided by Valbart of $38.3 million, was primarily driven by a decline in customer sales in the chemical industry, as well as customer-driven delays in large projects in the oil and gas industry. This decrease was partially offset by an increase in customer sales of approximately $17 million in Asia Pacific, primarily driven by the nuclear and fossil power markets in China.
Gross profit in 2011 increased by $89.2 million, or 21.1% as compared with 2010. Gross profit margin in 2011 of 34.7% decreased from 35.3% for the same period in 2010. The decrease was attributable to increased material costs, partially offset by increased sales, which favorably impacted our absorption of fixed manufacturing costs, and various CIP initiatives.
Gross profit in 2010 decreased by $22.9 million, or 5.1% as compared with 2009. Gross profit margin in 2010 of 35.3% decreased from 37.0% for the same period in 2009. The decrease was primarily attributable to the negative impact of low margins on acquired Valbart backlog, as well as decreased sales on our absorption of fixed manufacturing costs, partially offset by favorable product mix and increased savings realized and decreased charges resulting from our Realignment Programs as compared with 2009, as well as various CIP initiatives and improved utilization of low-cost regions.
Operating income in 2011 increased by $52.9 million, or 29.3%, as compared with 2010. The increase included currency benefits of approximately $7 million. The increase was principally attributable to the $89.2 million increase in gross profit discussed above. The increase was partially offset by a $38.8 million increase in SG&A, which was attributable to incremental selling and marketing-related expenses associated with the above mentioned increase in sales, merit-related compensation increases, increased research and development costs and the impact of hiring associates to support high-growth areas of the business.
Operating income in 2010 decreased by $23.7 million, or 11.6%, as compared with 2009. The decrease included negative currency effects of approximately $1 million. The decrease was principally attributable to the $22.9 million decrease in gross profit discussed above, partially offset by a $0.8 million decrease in SG&A. Decreased SG&A was attributable to decreased selling and marketing-related expenses and increased savings realized and decreased charges resulting from our Realignment Programs as compared with 2009, partially offset by $5.0 million in bad debt recoveries from the same period in 2009 that did not recur and $2.7 million in Valbart acquisition-related costs. Valbart provided a net operating loss of $12.4 million, including the impact of acquisition-related costs.
Backlog of $759.9 million at December 31, 2011 increased by $101.4 million, or 15.4%, as compared to December 31, 2010. Currency effects provided a decrease of approximately $24 million. Backlog of $658.5 million at December 31, 2010 increased by $173.2 million, or 35.7% as compared to December 31, 2009. Currency effects provided a decrease of approximately $13 million. The overall net increase included backlog related to the acquisition of Valbart of $94.8 million.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Analysis

	2011	2010	2009
	(Amounts in millions)
Net cash flows provided by operating activities	$218.2	$355.8	$431.3
Net cash flows used by investing activities	(194.2)	(286.7)	(138.6)
Net cash flows used by financing activities	(239.0)	(142.9)	(107.1)

Existing cash generated by operations and borrowings available under our existing revolving line of credit are our primary sources of short-term liquidity. Our sources of operating cash generally include the sale of our products and services and the conversion of our working capital, particularly accounts receivable and inventories. Our total cash balance at December 31, 2011 was $337.4  million, compared with $557.6 million at December 31, 2010 and $654.3 million at December 31, 2009.
Our lower cash provided by operating activities reflected additional cash used to support short-term working capital needs and the impact of a trend towards contractually longer payment terms in 2011 as compared with 2010. Working capital increased in 2011 due primarily to higher accounts receivable of $243.1 million and higher inventory of $139.8 million. During 2011, we contributed $8.9 million to our U.S. pension plan. Working capital increased in 2010 due primarily to lower accrued liabilities of $125.6 million resulting primarily from reductions in accruals for long-term and broad-based annual incentive program payments, higher inventory of $52.9 million and higher accounts receivable of $52.0 million, partially offset by higher accounts payable of $70.7 million. During 2010, we contributed $33.4 million to our U.S. pension plan.
Increases in accounts receivable used $243.1 million of cash flow for 2011, as compared with $52.0 million in 2010 and providing cash of $50.7 million in 2009. The increase was primarily attributable to delays in the collection of accounts receivable due to slower than anticipated payments from certain customers, relatively strong sales in December 2011, in part due to the completion of certain previously past due projects, and contractually longer payment terms in 2011 as compared to 2010. For the fourth quarter of 2011, our DSO was 75 days as compared with 66 days and 59 days for the same periods in 2010 and 2009, respectively. For reference purposes based on 2011 sales, a DSO improvement of one day could provide approximately $14 million in cash. We have not experienced a significant increase in customer payment defaults. An increase in inventory used $139.8 million of cash flow for 2011 compared with $52.9 million in 2010 and providing cash of $74.7 million in 2009. The increase was primarily due to shipment delays and growth of short cycle orders during 2011, requiring higher raw material and work in process inventory to support end of period backlog. Inventory turns were 3.4 times at December 31, 2011, compared with 3.4 times at December 31, 2010 and 4.0 times at December 31, 2009. Our calculation of inventory turns does not reflect the impact of advanced cash received from our customers. For reference purposes based on 2011 data, an improvement of one-tenth of a turn could yield approximately $23 million in cash. We continue to work through isolated execution issues, which have contributed to the delays mentioned above, and work with our customers to finalize collection of accounts receivable. At the end of 2011, we began to see past due projects trend downward due to our efforts to target such projects, and we remain highly focused on further reducing past due projects.
Cash outflows for investing activities were $194.2 million, $286.7 million and $138.6 million in 2011, 2010 and 2009, respectively, due primarily to capital expenditures and cash paid for acquisitions. Cash outflows for 2011 included $89.6 million for the acquisition of LPI, as discussed below in "Payments for Acquisitions." Capital expenditures during 2011 were

$108.0 million, an increase of $6.0 million as compared with 2010. In 2011, our capital expenditures have been focused on strategic initiatives to pursue new markets, geographic expansion, enterprise resource planning application upgrades, information technology infrastructure and cost reduction opportunities.
Cash outflows for financing activities were $239.0 million in 2011 compared with $142.9 million in 2010 and $107.1 million in 2009. Cash outflows during 2011 resulted primarily from the repurchase of $150.0 million of our common stock, payment of $69.6 million in dividends and $25.0 million of payments on long-term debt. Cash outflows during 2010 resulted primarily from the payment of $63.6 million in dividends, $46.0 million for the repurchase of our common stock and approximately $40 million to liquidate debt in completing a new credit agreement in December 2010.
On February 21, 2011, our Board of Directors authorized an increase in the payment of quarterly dividends on our common stock from $0.29 per share to $0.32 per share payable quarterly beginning on April 14, 2011. On February 20, 2012, our Board of Directors authorized an increase in the payment of quarterly dividends on our common stock from $0.32 per share to $0.36 per share payable quarterly beginning on April 13, 2012. Generally, our dividend date-of-record is in the last month of the quarter, and the dividend is paid the following month.
On February 27, 2008, our Board of Directors announced the approval of a program to repurchase up to $300.0 million of our outstanding common stock, which concluded in the fourth quarter of 2011. On September 12, 2011, our Board of Directors announced the approval of a new program to repurchase up to $300.0 million of our outstanding common stock over an unspecified time period. We repurchased $7.3 million and $101.6 million of our common stock under the old and new programs, respectively, in the fourth quarter of 2011. On December 15, 2011, we announced that the Board of Directors approved the replenishment of the new $300.0 million share repurchase program, providing the full $300.0 million in remaining authorized repurchase capacity at December 31, 2011. Our share repurchase program does not have an expiration date, and we reserve the right to limit or terminate the repurchase program at any time without notice.
We repurchased 1,482,833, 450,000 and 544,500 shares for $150.0 million, $46.0 million and $40.9 million during 2011, 2010 and 2009, respectively. To date, we have repurchased a total of 4,218,433 shares for $401.9 million under these programs.
On December 15, 2011, we announced that our Board of Directors endorsed a policy of annually returning to our shareholders 40% to 50% of our running two-year average net earnings in the form of quarterly dividends or stock repurchases. While we intend to adhere to this policy for the foreseeable future, any future returns of cash, whether through any combination of dividends or share repurchases, will be reviewed individually, declared by our Board of Directors and implemented by management at its discretion, depending on our financial condition, business opportunities at the time and market conditions.
Our cash needs for the next 12 months are expected to be consistent with 2011, resulting from the impact of anticipated share repurchases, an expected improvement in working capital utilization and a small decrease in incentive compensation payments, offset by anticipated increases in pension contributions, capital expenditures and cash dividends. We believe cash flows from operating activities, combined with availability under our revolving line of credit and our existing cash balances, will be sufficient to enable us to meet our cash flow needs for the next 12 months. However, cash flows from operations could be adversely affected by a decrease in the rate of general global economic growth, as well as economic, political and other risks associated with sales of our products, operational factors, competition, regulatory actions, fluctuations in foreign currency exchange rates and fluctuations in interest rates, among other factors. We believe that cash flows from operating activities and our expectation of continuing availability to draw upon our credit agreements are also sufficient to meet our cash flow needs for periods beyond the next 12 months.
Payments for Acquisitions
We regularly evaluate acquisition opportunities of various sizes. The cost and terms of any financing to be raised in conjunction with any acquisition, including our ability to raise economical capital, is a critical consideration in any such evaluation.
As discussed in Note 2 to our consolidated financial statements included in Item 8 of this Annual Report, effective October 28, 2011, we acquired for inclusion in EPD, 100% of LPI, a privately-owned, U.S.-based pump manufacturer, in a share purchase for cash of $89.6 million, subject to final adjustments. LPI specializes in the design, development and manufacture of engineered centrifugal slurry pumps for critical services within the petroleum refining, petrochemical, pulp and paper and energy markets.
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
Financing
Debt, including capital lease obligations, consisted of:

	December 31,
	2011	2010
	(Amounts in thousands)
Term Loan, interest rate of 2.58% and 2.30% at December 31, 2011 and 2010, respectively	$475,000	$500,000
Capital lease obligations and other borrowings	30,216	27,711
Debt and capital lease obligations	505,216	527,711
Less amounts due within one year	53,623	51,481
Total debt due after one year	$451,593	$476,230
Credit Facilities
On December 14, 2010 we entered into a credit agreement ("Credit Agreement") with Bank of America, N.A., as swingline lender, letter of credit issuer and administrative agent, and the other lenders party thereto (together, the "Lenders"). The Credit Agreement provides for a $500.0 million term loan facility with a maturity date of December 14, 2015 and a $500.0 million revolving credit facility with a maturity date of December 14, 2015 (collectively referred to as "Credit Facilities"). The revolving credit facility includes a $300.0 million sublimit for the issuance of letters of credit. Subject to certain conditions, we have the right to increase the amount of the revolving credit facility by an aggregate amount not to exceed $200.0 million.
At December 31, 2011, we had $9.8 million in deferred loan costs included in other assets, net. These costs are being amortized over the term of the Credit Agreement and are recorded in interest expense.
At December 31, 2011 and 2010, we had no amounts outstanding under the revolving credit facility, respectively. We had outstanding letters of credit of $147.4 million and $133.9 million at December 31, 2011 and 2010, respectively, which reduced our borrowing capacity to $352.6 million and $366.1 million, respectively.
Borrowings under our Credit Facilities, other than in respect of swingline loans, bear interest at a rate equal to, at our option, either (1) the London Interbank Offered Rate ("LIBOR") plus 1.75%  to 2.50%, as applicable, depending on our consolidated leverage ratio, or, (2) the base rate which is based on the greater of the prime rate most recently announced by the administrative agent under our Credit Facilities or the Federal Funds rate plus 0.50%, or (3) a daily rate equal to the one month LIBOR plus 1.0% plus, as applicable, a margin of 0.75% to 1.50% determined by reference to the ratio of our total debt to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA"). The applicable interest rate as of December 31, 2011 was 2.58% for borrowings under our Credit Facilities. In connection with our Credit Facilities, we have entered into $330.0 million of notional amount of interest rate swaps at December 31, 2011 to hedge exposure to floating interest rates.
We pay the Lenders under the Credit Facilities a commitment fee equal to a percentage ranging from 0.30% to 0.50%, determined by reference to the ratio of our total debt to consolidated EBITDA, of the unutilized portion of the revolving credit facility, and letter of credit fees with respect to each standby letter of credit outstanding under our Credit Facilities equal to a percentage based on the applicable margin in effect for LIBOR borrowings under the revolving credit facility. The fees for financial and performance standby letters of credit are 2.0% and 1.0%, respectively.
Our obligations under the Credit Facilities are unconditionally guaranteed, jointly and severally, by substantially all of our existing and subsequently acquired or organized domestic subsidiaries and 65% of the capital stock of certain foreign subsidiaries, subject to certain controlled company and materiality exceptions. The Lenders have agreed to release the collateral if we achieve an Investment Grade Rating by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services for our senior unsecured, non-credit-enhanced, long-term debt (in each case, with an outlook of stable or better), with the understanding that identical collateral will be required to be pledged to the Lenders anytime following a release of the collateral that the Investment Grade Rating is not maintained. In addition, prior to our obtaining and maintaining investment grade credit ratings, our and the guarantors’ obligations under the Credit Facilities are collateralized by substantially all of our and the guarantors’ assets. We have not achieved these ratings as of December 31, 2011.

European Letter of Credit Facilities
On October 30, 2009, we entered into a new 364-day unsecured European Letter of Credit Facility (“New European LOC Facility”) with an initial commitment of €125.0 million. The New European LOC Facility is renewable annually and, consistent with our previous European Letter of Credit Facility ("Old European LOC Facility"), is used for contingent obligations in respect of surety and performance bonds, bank guarantees and similar obligations with maturities up to five years. We renewed the New European LOC Facility in October 2011 consistent with its terms for an additional 364-day period. We pay fees between 1.10% and 1.35% for utilized capacity and 0.40% for unutilized capacity under our New European LOC Facility. We had outstanding letters of credit drawn on the New European LOC Facility of €81.0 million ($105.0 million) and €55.7 million ($74.5 million) as of December 31, 2011 and 2010, respectively.
Our ability to issue additional letters of credit under our Old European LOC Facility, which had a commitment of €110.0 million, expired November 9, 2009. We paid annual and fronting fees of 0.875% and 0.10%, respectively, for letters of credit written against the Old European LOC Facility. We had outstanding letters of credit written against the Old European LOC Facility of €12.2 million ($15.8 million) and €33.3 million ($44.5 million) as of December 31, 2011 and 2010, respectively.
Certain banks are parties to both facilities and are managing their exposures on an aggregated basis. As such, the commitment under the New European LOC Facility is reduced by the face amount of existing letters of credit written against the Old European LOC Facility prior to its expiration. These existing letters of credit will remain outstanding, and accordingly offset the €125.0 million capacity of the New European LOC Facility until their maturity, which, as of December 31, 2011, was approximately one year for the majority of the outstanding existing letters of credit. After consideration of outstanding commitments under both facilities, the available capacity under the New European LOC Facility was €116.7 million as of December 31, 2011, of which €81.0 million has been utilized.
Debt Prepayments and Repayments
We made total scheduled repayments under our current Credit Agreement and previous credit agreement of $25.0 million, $4.3 million, and $5.7 million in 2011, 2010 and 2009, respectively. We made no mandatory repayments or optional prepayments in 2011, 2010 or 2009, with the exception of the proceeds advanced under the term loan facility of our Credit Agreement, along with approximately $40 million of cash on hand that were used to repay all previously outstanding indebtedness under our previous credit agreement, which included a $600.0 million term loan and $400.0 million revolving line of credit.
We may prepay loans under our Credit Facilities in whole or in part, without premium or penalty, at any time.
Debt Covenants and Other Matters
Our Credit Agreement contains, among other things, covenants defining our and our subsidiaries’ ability to dispose of assets, merge, pay dividends, repurchase or redeem capital stock and indebtedness, incur indebtedness and guarantees, create liens, enter into agreements with negative pledge clauses, make certain investments or acquisitions, enter into transactions with affiliates or engage in any business activity other than our existing business. Our Credit Agreement also contains covenants requiring us to deliver to lenders our leverage and interest coverage financial covenant certificates of compliance. The maximum permitted leverage ratio is 3.25 times debt to total consolidated EBITDA. The minimum interest coverage is 3.25 times consolidated EBITDA to total interest expense. Compliance with these financial covenants under our Credit Agreement is tested quarterly. We complied with the covenants through December 31, 2011.
Our Credit Agreement includes customary events of default, including nonpayment of principal or interest, violation of covenants, incorrectness of representations and warranties, cross defaults and cross acceleration, bankruptcy, material judgments, Employee Retirement Income Security Act of 1974, as amended ("ERISA"), events, actual or asserted invalidity of the guarantees or the security documents, and certain changes of control of our company. The occurrence of any event of default could result in the acceleration of our and the guarantors’ obligations under the Credit Facilities.
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
Our European letter of credit facilities include events of default usual for these types of letter of credit facilities, including nonpayment of any fee or obligation, violation of covenants, incorrectness of representations and warranties, cross defaults and cross acceleration, bankruptcy, material judgments, ERISA events, actual or asserted invalidity of the guarantees and certain changes of control of our company. The occurrence of any event of default could result in the termination of the commitments and an acceleration of our obligations under the European letter of credit facilities. We complied with all covenants under our European letter of credit facilities through December 31, 2011.

Liquidity Analysis
Our cash balance decreased by $220.2 million to $337.4 million as of December 31, 2011 as compared with December 31, 2010. The cash usage included the funding of increased working capital requirements, reductions in advanced cash received from customers, $150.0 million of share repurchases, $108.0 million in capital expenditures, the acquisition of LPI for $89.6 million and $69.6 million in dividend payments. We monitor the depository institutions that hold our cash and cash equivalents on a regular basis, and we believe that we have placed our deposits with creditworthy financial institutions.
Approximately 5% of our term loan is due to mature in 2012 and approximately 11% in 2013. As noted above, our term loan and our revolving line of credit both mature in December 2015. After the effects of $330.0 million of notional interest rate swaps, approximately 70% of our term debt was at fixed rates at December 31, 2011. As of December 31, 2011, we had a borrowing capacity of $352.6 million on our $500.0 million revolving line of credit (due to outstanding letters of credit), and we had net available capacity under the New European LOC Facility of €35.7 million. Our Credit Facilities and our New European LOC Facility are committed and are held by a diversified group of financial institutions.
At December 31, 2011 and 2010, as a result of increases in values of the plan’s assets and our contributions to the plan, our U.S. pension plan was fully funded as defined by applicable law. After consideration of our intent to maintain fully funded status, we contributed $8.9 million to our U.S. pension plan in 2011, excluding direct benefits paid. We continue to maintain an asset allocation consistent with our strategy to maximize total return, while reducing portfolio risks through asset class diversification.
At December 31, 2011, $188.4 million of our total cash balance of $337.4 million was held by foreign subsidiaries, $149.9 million of which we consider permanently reinvested outside the U.S. Based on the expected 2012 liquidity needs of our various geographies, we currently do not anticipate the need to repatriate any permanently reinvested cash to fund domestic operations that would generate adverse tax results. However, in the event this cash is needed to fund domestic operations, we estimate the $149.9 million could be repatriated without resulting in a material U.S. tax liability.
At December 31, 2011, we had no direct investments in European sovereign or non-sovereign debt. However, certain of our defined benefit plans hold investments in European equity and fixed income securities as discussed in Note 12 to our consolidated financial statements included in Item 8 of this Annual Report. Other than broad, macro-level economic impacts, we did not experience any direct or measurable disruptions in 2011 due to the European sovereign debt crisis. We will continue to monitor and evaluate the impact of any future developments in the region on our current business, our customers and suppliers and the state of the global economy. Additional adverse developments could potentially impact our customers’ exposures to sovereign and non-sovereign European debt and could soften the level of capital investment and demand for our products and services.

OUTLOOK FOR 2012
Our future results of operations and other forward-looking statements contained in this Annual Report, including this MD&A, involve a number of risks and uncertainties — in particular, the statements regarding our goals and strategies, new product introductions, plans to cultivate new businesses, future economic conditions, revenue, pricing, gross profit margin and costs, capital spending, depreciation and amortization, research and development expenses, potential impairment of investments, tax rate and pending tax and legal proceedings. Our future results of operations may also be affected by the amount, type and valuation of share-based awards granted, as well as the amount of awards forfeited due to employee turnover. In addition to the various important factors discussed above, a number of other factors could cause actual results to differ materially from our expectations. See the risks described in "Item 1A. Risk Factors" of this Annual Report.
Our bookings increased 10.2% in 2011 as compared with 2010, and our backlog at December 31, 2011 increased 3.7% as compared to December 31, 2010, which is expected to generate increased revenue in 2012 as compared with 2011, excluding the impact of currency fluctuations. Because a booking represents a contract that can be, in certain circumstances, modified or canceled, and can include varying lengths between the time of booking and the time of revenue recognition, there is no guarantee that the increase in bookings will result in a comparable increase in revenues or otherwise be indicative of future results.
We expect a continued competitive economic environment in 2012; however, we anticipate benefits from planned increases in shipments from existing backlog, the continuation of our end user strategy, the strength of our high margin aftermarket business, continued disciplined cost management and our diverse customer base, broad product portfolio and unified operating platform. During the first half of 2012, we expect our results to be impacted by our efforts to further reduce our past due backlog and some large, low margin late project shipments, as well as a reduced level of aftermarket shipments as compared to the fourth quarter of 2011. This is expected to result in our 2012 performance being weighted towards the second half of the year. While we believe that our primary markets continue to provide opportunities, as evidenced by eight consecutive quarters of over $1 billion in bookings and the year-over-year increase in our backlog, we remain cautious in our outlook for 2012 given the continuing uncertainty of global economic conditions. For additional discussion on our markets and our opportunities, see the "Business Overview — Our Markets" section of this MD&A.

All of our borrowings under our Credit Facilities carry a floating rate of interest. As of December 31, 2011, we had $330.0 million of derivative contracts to convert a portion of floating interest rates to fixed interest rates to reduce our exposure to interest rate volatility. As a result of reducing the volatility, we may not fully benefit from a decrease in interest rates. We expect our interest expense in 2012 will be comparable to 2011. However, because a portion of our debt carries a floating rate of interest, our debt is subject to volatility in rates, which could negatively impact interest expense. Our results of operations may also be impacted by unfavorable foreign currency exchange rate movements. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of this Annual Report.
We expect to generate sufficient cash from operations to fund our working capital, capital expenditures, dividend payments, share repurchases, debt payments and pension plan contributions in 2012. The amount of cash generated or consumed by working capital is dependent on our level of revenues, cash advances, backlog, customer-driven delays and other factors. We seek to improve our working capital utilization, with a particular focus on improving the management of accounts receivable and inventory. In 2012, our cash flows for investing activities will be focused on strategic initiatives to pursue new markets, geographic expansion, information technology infrastructure and cost reduction opportunities and are expected to be between $120 million and $130 million, before consideration of any potential acquisition activity. We have $25.0 million in scheduled repayments in 2012 under our Credit Facilities, and we expect to comply with the covenants under our Credit Facilities in 2012. See the "Liquidity and Capital Resources" section of this MD&A for further discussion of our debt covenants.
We currently anticipate that our minimum contribution to our qualified U.S. pension plan will be between $20 million and $25 million, excluding direct benefits paid, in 2012 in order to maintain fully-funded status, as defined by the U.S. Pension Protection Act. We currently anticipate that our contributions to our non-U.S. pension plans will be approximately $10 million in 2012.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following table presents a summary of our contractual obligations at December 31, 2011:

	Payments Due By Period
	Within 1 Year	1-3 Years	3-5 Years	Beyond 5 Years	Total
	(Amounts in millions)
Long-term debt	$25.0	$100.0	$350.0	$—	$475.0
Fixed interest payments(1)	0.8	0.5	—	—	1.3
Variable interest payments(2)	12.2	21.2	7.8	—	41.2
Other debt and capital lease obligations	28.6	1.6	—	—	30.2
Operating leases	48.7	71.4	38.6	31.0	189.7
Purchase obligations:(3)
Inventory	601.7	8.5	—	—	610.2
Non-inventory	32.1	1.9	0.2	—	34.2
Pension and postretirement benefits(4)	50.8	104.1	108.5	295.9	559.3
Total	$799.9	$309.2	$505.1	$326.9	$1,941.1
_______________________________________

(1)	Fixed interest payments represent net incremental payments under interest rate swap agreements.

(2)	Variable interest payments under our Credit Facilities were estimated using a base rate of three-month LIBOR as of December 31, 2011.

(3)	Purchase obligations are presented at the face value of the purchase order, excluding the effects of early termination provisions. Actual payments could be less than amounts presented herein.

(4)
Retirement and postretirement benefits represent estimated benefit payments for our U.S. and non-U.S. defined benefit plans and our postretirement medical plans, as more fully described below and in Note 12 to our consolidated financial statements included in Item 8 of this Annual Report.

As of December 31, 2011, the gross liability for uncertain tax positions was $93.8 million. We do not expect a material payment related to these obligations to be made within the next twelve months. We are unable to provide a reasonably reliable estimate of the timing of future payments relating to the uncertain tax positions.

The following table presents a summary of our commercial commitments at December 31, 2011:

	Commitment Expiration By Period
	Within 1 Year	1-3 Years	3-5 Years	Beyond 5 Years	Total
	(Amounts in millions)
Letters of credit	$419.6	$152.3	$5.7	$3.7	$581.3
Surety bonds	78.7	11.9	—	—	90.6
Total	$498.3	$164.2	$5.7	$3.7	$671.9

We expect to satisfy these commitments through performance under our contracts.

PENSION AND POSTRETIREMENT BENEFITS OBLIGATIONS
Our pension plans and postretirement benefit plans are accounted for using actuarial valuations required by Accounting Standards Codification ("ASC") 715, "Compensation — Retirement Benefits." In accounting for retirement plans, management is required to make significant subjective judgments about a number of actuarial assumptions, including discount rates, salary growth, long-term rates of return on plan assets, retirement rates, turnover, health care cost trend rates and mortality rates. Depending on the assumptions and estimates used, the pension and postretirement benefit expense could vary within a range of outcomes and have a material effect on reported earnings. In addition, the assumptions can materially affect benefit obligations and future cash funding.
Plan Descriptions
We and certain of our subsidiaries have defined benefit pension plans and defined contribution plans for regular full-time and part-time employees. Approximately 71% of total defined benefit pension plan assets and approximately 59% of defined benefit pension obligations are related to the U.S. qualified plan as of December 31, 2011. The assets for the U.S. qualified plan are held in a single trust with a common asset allocation. Unless specified otherwise, the references in this section are to all of our U.S. and non-U.S. plans. None of our common stock is directly held by these plans.
Our U.S. defined benefit plan assets consist of a balanced portfolio of U.S. equity and fixed income securities. Our non-U.S. defined benefit plan assets include a significant concentration of United Kingdom ("U.K.") equity and fixed income securities. In addition, certain of our defined benefit plans hold investments in European equity and fixed income securities as discussed in Note 12 to our consolidated financial statements included in Item 8 of this Annual Report. We monitor investment allocations and manage plan assets to maintain acceptable levels of risk.
Benefits under our defined benefit pension plans are based primarily on participants’ compensation and years of credited service. Assets under our defined benefit pension plans consist primarily of equity and fixed-income securities. At December 31, 2011, the estimated fair market value of U.S. and non-U.S. plan assets for our defined benefit pension plans increased to $495.1 million from $479.7 million at December 31, 2010. Assets were allocated as follows:

	U.S. Plan
Asset category	2011	2010
U.S. Large Cap	28%	35%
U.S. Small Cap	4%	5%
International Large Cap	14%	10%
Emerging Markets(1)	4%	0%
Equity securities	50%	50%
Long-Term Government/Credit	21%	29%
Intermediate Bond	29%	21%
Fixed income	50%	50%
Multi-strategy hedge fund	0%	0%
Other	0%	0%
Other(2)	0%	0%
_______________________________________

(1)	Less than 1% of holdings are in Emerging Markets category in 2010.

(2)	Less than 1% of holdings are in Other category in 2011 and 2010.

	Non-U.S. Plans
Asset category	2011	2010
North American Companies	5%	5%
U.K. Companies	20%	26%
European Companies	6%	7%
Asian Pacific Companies	5%	6%
Global Equity	1%	3%
Emerging Markets(1)	0%	0%
Equity securities	37%	47%
U.K. Government Gilt Index	21%	18%
U.K. Corporate Bond Index	17%	15%
Global Fixed Income Bond	23%	18%
Fixed income	61%	51%
Other	2%	2%
_______________________________________

(1)	Less than 1% of holdings are in the Emerging Markets category in 2010.

The projected benefit obligation ("Benefit Obligation") for our defined benefit pension plans was $658.8 million and $625.7 million as of December 31, 2011 and 2010, respectively.
The estimated prior service benefit for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net pension expense in 2012 is $1.2 million. The estimated actuarial net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net pension expense in 2012 is $16.1 million. We amortize estimated prior service benefits and estimated net losses over the remaining expected service period or over the remaining expected lifetime for plans with only inactive participants.
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
The Benefit Obligation for our defined benefit postretirement medical plans was $35.0 million and $39.1 million as of December 31, 2011 and 2010, respectively. The estimated prior service benefit for the defined benefit postretirement medical plans that will be amortized from accumulated other comprehensive loss into net pension expense in 2012 is less than $0.1 million. The estimated actuarial net gain for the defined benefit postretirement medical plans that will be amortized from accumulated other comprehensive loss into net pension expense in 2012 is $2.0 million. We amortize estimated prior service benefits and estimated net gain over the remaining expected service period of approximately three years.
Accrual Accounting and Significant Assumptions
We account for pension benefits using the accrual method, recognizing pension expense before the payment of benefits to retirees. The accrual method of accounting for pension benefits requires actuarial assumptions concerning future events that will determine the amount and timing of the benefit payments.
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

In 2011, net pension expense for our defined benefit pension plans included in operating income was $37.8 million compared with $36.1 million in 2010 and $35.7 million in 2009. The gain for the postretirement medical plans was $1.2 million in 2011 compared with $2.4 million in 2010 and $2.3 million in 2009.
The following are assumptions related to our defined benefit pension plans as of December 31, 2011:

	U.S. Plan	Non-U.S. Plans
Weighted average assumptions used to determine Benefit Obligation:
Discount rate	4.50%	5.09%
Rate of increase in compensation levels	4.25	3.56
Weighted average assumptions used to determine 2011 net pension expense:
Long-term rate of return on assets	6.25%	6.13%
Discount rate	5.00	5.13
Rate of increase in compensation levels	4.25	3.46

The following provides a sensitivity analysis of alternative assumptions on the U.S. qualified and aggregate non-U.S. pension plans and U.S. postretirement plans.
Effect of Discount Rate Changes and Constancy of Other Assumptions:

	0.5% Increase	0.5% Decrease
	(Amounts in millions)
U.S. defined benefit pension plan:
Effect on net pension expense	$(1.2)	$1.2
Effect on Benefit Obligation	(13.5)	14.5
Non-U.S. defined benefit pension plans:
Effect on net pension expense	(1.7)	2.2
Effect on Benefit Obligation	(18.2)	20.1
U.S. Postretirement medical plans:
Effect on postretirement medical expense	(0.2)	0.2
Effect on Benefit Obligation	(1.1)	1.2

Effect of Changes in the Expected Return on Assets and Constancy of Other Assumptions:

	0.5% Increase	0.5% Decrease
(Amounts in millions)
U.S. defined benefit pension plan:
Effect on net pension expense	$(1.7)	$1.7
Effect on Benefit Obligation	N/A	N/A
Non-U.S. defined benefit pension plans:
Effect on net pension expense	(0.7)	0.7
Effect on Benefit Obligation	N/A	N/A
U.S. Postretirement medical plans:
Effect on postretirement medical expense	N/A	N/A
Effect on Benefit Obligation	N/A	N/A

As discussed below, accounting principles generally accepted in the U.S. (“GAAP”) provide that differences between expected and actual returns are recognized over the average future service of employees.
At December 31, 2011, as compared to December 31, 2010, we decreased our discount rate for the U.S. plan from 5.00% to 4.50% based on an analysis of publicly-traded investment grade U.S. corporate bonds, which had a lower yield due to current market conditions. We decreased our average discount rate for non-U.S. plans from 5.13% to 5.09% based primarily on lower applicable corporate AA-graded bond yields for the U.K., partially offset by higher corporate AA-graded bond yields for the Euro zone. The average assumed rate of compensation remained constant at 4.25% for the U.S. plan and increased from 3.46% to 3.56% for our non-U.S. plans. To determine the 2011 pension expense, we decreased the expected rate of return on U.S. plan assets from

7.00% to 6.25% and we decreased our average rate of return on non-U.S. plan assets from 6.21% to 6.13%, primarily as a result of the decrease in the U.K. rate of return on assets. As the expected rate of return on plan assets is long-term in nature, short-term market changes do not significantly impact the rates.
We expect that the net pension expense for our defined benefit pension plans included in earnings before income taxes will be approximately $3 million higher in 2012 than the $37.8 million in 2011, reflecting, among other things, the increased amortization of the actuarial net loss. We expect the 2012 net pension benefit for the postretirement medical plans to be $0.6 million lower than the $1.2 million in 2011, primarily reflecting decreased amortization of the unrecognized prior service benefit.
We have used discount rates of 4.50%, 5.09% and 4.25% at December 31, 2011, in calculating our estimated 2012 net pension expense for U.S. pension plans, non-U.S. pension plans and other postretirement plans, respectively.
The assumed ranges for the annual rates of increase in health care costs were 8.5% for 2011, 9.0% for 2010 and 9.0% for 2009, with a gradual decrease to 5.0% for 2032 and future years. If actual costs are higher than those assumed, this will likely put modest upward pressure on our expense for retiree health care.
Plan Funding
Our funding policy for defined benefit plans is to contribute at least the amounts required under applicable laws and local customs. We contributed $27.0 million, $50.2 million and $101.2 million to our defined benefit plans in 2011, 2010 and 2009, respectively. After consideration of our intent to remain fully-funded based on standards set by law, we currently anticipate that our contribution to our U.S. pension plan in 2012 will be between $20 million and $25 million, excluding direct benefits paid. We expect to contribute approximately $10 million to our non-U.S. pension plans in 2012.
For further discussions on pension and postretirement benefits, see Note 12 to our consolidated financial statements included in Item 8 of this Annual Report.

OUR CRITICAL ACCOUNTING ESTIMATES
The process of preparing financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions to determine reported amounts of certain assets, liabilities, revenues and expenses and the disclosure of related contingent assets and liabilities. These estimates and assumptions are based upon information available at the time of the estimates or assumptions, including our historical experience, where relevant. The most significant estimates made by management include: timing and amount of revenue recognition; deferred taxes, tax valuation allowances and tax reserves; reserves for contingent losses; retirement and postretirement benefits; and valuation of goodwill, indefinite-lived intangible assets and other long-lived assets. The significant estimates are reviewed quarterly by management, and management presents its views to the Audit Committee of our Board of Directors. Because of the uncertainty of factors surrounding the estimates, assumptions and judgments used in the preparation of our financial statements, actual results may differ from the estimates, and the difference may be material.
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
We enter into certain contracts with multiple deliverables that may include any combination of designing, developing, manufacturing, modifying, installing and commissioning of flow management equipment and providing services related to the performance of such products. Delivery of these products and services typically occurs within a one to two-year period, although many arrangements, such as "book and ship" type orders, have a shorter timeframe for delivery. We aggregate or separate deliverables into units of accounting based on whether the deliverable(s) have standalone value to the customer and when no general right of return exists. Contract value is allocated ratably to the units of accounting in the arrangement based on their relative selling prices determined as if the deliverables were sold separately.
Revenues for long-term contracts that exceed certain internal thresholds regarding the size and duration of the project and provide for the receipt of progress billings from the customer are recorded on the percentage of completion method with progress measured on a cost-to-cost basis. Percentage of completion revenue represents less than 9% of our consolidated sales for each year presented.
Revenue on service and repair contracts is recognized after services have been agreed to by the customer and rendered. Revenues generated under fixed fee service and repair contracts are recognized on a ratable basis over the term of the contract. These contracts can range in duration, but generally extend for up to five years. Fixed fee service contracts represent aproximately 1% of consolidated sales for each year presented.
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
Deferred Taxes, Tax Valuation Allowances and Tax Reserves
We recognize valuation allowances to reduce the carrying value of deferred tax assets to amounts that we expect are more likely than not to be realized. Our valuation allowances primarily relate to the deferred tax assets established for certain tax credit carryforwards and net operating loss carryforwards for non-U.S. subsidiaries, and we evaluate the realizability of our deferred tax assets by assessing the related valuation allowance and by adjusting the amount of these allowances, if necessary. We assess such factors as our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets in determining the sufficiency of our valuation allowances. Failure to achieve forecasted taxable income in the applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in our effective tax rate on future earnings. Implementation of different tax structures in certain jurisdictions could, if successful, result in future reductions of certain valuation allowances.
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
Pension and Postretirement Benefits
We provide pension and postretirement benefits to certain of our employees, including former employees, and their beneficiaries. The assets, liabilities and expenses we recognize and disclosures we make about plan actuarial and financial information are dependent on the assumptions and estimates used in calculating such amounts. The assumptions include factors such as discount rates, health care cost trend rates, inflation, expected rates of return on plan assets, retirement rates, mortality rates, rates of compensation increases and other factors.
The assumptions utilized to compute expense and benefit obligations are shown in Note 12 to our consolidated financial statements included in Item 8 of this Annual Report. These assumptions are assessed annually in consultation with independent actuaries and investment advisors as of December 31 and adjustments are made as needed. We evaluate prevailing market conditions and local laws and requirements in countries where plans are maintained, including appropriate rates of return, interest rates and medical inflation rates. We also compare our significant assumptions with our peers. The methodology to set our assumptions includes:

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

•	Inflation assumptions are based upon both actual inflation rates and nationally expected trends.

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
We evaluate the funded status of each retirement plan using current assumptions and determine the appropriate funding level considering applicable regulatory requirements, tax deductibility, reporting considerations, cash flow requirements and other factors. We discuss our funding assumptions with the Finance Committee of our Board of Directors.
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
The test for goodwill impairment involves significant judgment in estimating projections of fair value generated through future performance of each of the reporting units. In connection with our segment reorganization in 2010, we reallocated goodwill to our redefined reporting units and evaluated goodwill for impairment. The identification of our reporting units began at the operating segment level: EPD, IPD and FCD, and considered whether components one level below the operating segment levels should be identified as reporting units for purpose of testing goodwill for impairment based on certain conditions. These conditions included, among other factors, (i) the extent to which a component represents a business and (ii) the aggregation of economically similar components within the operating segments and resulted in nine reporting units. Other factors that were considered in determining whether the aggregation of components was appropriate included the similarity of the nature of the products and services, the nature of the production processes, the methods of distribution and the types of industries served.
Impairment losses for goodwill are recognized whenever the implied fair value of goodwill is less than the carrying value. We estimate the fair value of our reporting units based on an income approach, whereby we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. A discounted cash flow analysis requires us to make various judgmental assumptions about future sales, operating margins, growth rates and discount rates, which are based on our budgets, business plans, economic projections, anticipated future cash flows and market participants. Assumptions are also made for varying perpetual growth rates for periods beyond the long-term business plan period. We did not record an impairment of goodwill in 2011, 2010 or 2009.
We also consider our market capitalization in our evaluation of the fair value of our goodwill. Although our market capitalization declined compared with 2010, it did not decline to a level that indicated a potential impairment of our goodwill as of December 31, 2011.
Impairment losses for indefinite-lived intangible assets are recognized whenever the estimated fair value is less than the carrying value. Fair values are calculated for trademarks using a "relief from royalty" method, which estimates the fair value of the trademarks by determining the present value of the royalty payments that are avoided as a result of owning the trademark. This method includes judgmental assumptions about sales growth and discount rates that have a significant impact on the fair value and are substantially consistent with the assumptions used to determine the fair value of our reporting units discussed above. We did not record a material impairment of our trademarks in 2011, 2010 or 2009.
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
Interest Rate Risk
Our earnings are impacted by changes in short-term interest rates as a result of borrowings under our Credit Facilities, which bear interest based on floating rates. At December 31, 2011, after the effect of interest rate swaps, we had $145.0 million of variable rate debt obligations outstanding under our Credit Facilities with a weighted average interest rate of 2.58%. A hypothetical change of 100 basis points in the interest rate for these borrowings, assuming constant variable rate debt levels, would have changed interest expense by $1.5 million for the year ended December 31, 2011. At December 31, 2011 and 2010, we had $330.0 million and $350.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties with varying maturities through June 2014.
Foreign Currency Exchange Rate Risk
A substantial portion of our operations are conducted by our subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Almost all of our non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Foreign currency exposures arise from translation of foreign-denominated assets and liabilities into U.S. dollars and from transactions, including firm commitments and anticipated transactions, denominated in a currency other than a non-U.S. subsidiary’s functional currency. Generally, we view our investments in foreign subsidiaries from a long-term perspective and, therefore, do not hedge these investments. We use capital structuring techniques to manage our investment in foreign subsidiaries as deemed necessary. We realized net (losses) gains associated with foreign currency translation of $(56.8) million, $(10.6) million and $63.0 million for the years ended December 31, 2011, 2010 and 2009, respectively, which are included in other comprehensive (expense) income.
We employ a foreign currency risk management strategy to minimize potential changes in cash flows from unfavorable foreign currency exchange rate movements. Where available, the use of forward exchange contracts allows us to mitigate transactional exposure to exchange rate fluctuations as the gains or losses incurred on the forward exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Our policy allows foreign currency coverage only for identifiable foreign currency exposures, and changes in the fair values of these instruments are included in other income (expense), net in the accompanying consolidated statements of income. As of December 31, 2011, we had a U.S. dollar equivalent of $481.2 million in aggregate notional amount outstanding in forward exchange contracts with third parties, compared with $358.5 million at December 31, 2010. Transactional currency gains and losses arising from transactions outside of our sites’ functional currencies and changes in fair value of certain forward exchange contracts are included in our consolidated results of operations. We recognized net foreign currency gains (losses) of $3.7 million, $(26.5) million and $(7.8) million for the years ended December 31, 2011, 2010 and 2009, respectively, which are included in other income (expense), net in the accompanying consolidated statements of income. See discussion of the impact in 2010 of the devaluation of the Venezuelan Bolivar in Note 1 to our consolidated financial statements included in Item 8 of this Annual Report.
Based on a sensitivity analysis at December 31, 2011, a 10% change in the foreign currency exchange rates for the year ended December 31, 2011 would have impacted our net earnings by approximately $25 million, due primarily to the Euro. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and that there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices. This calculation does not take into account the impact of the foreign currency forward exchange contracts discussed above.
Hedging related transactions, which are related to interest rate swaps and recorded to other comprehensive (expense) income, net of deferred taxes, are summarized below:

	Year Ended December 31,
	2011	2010	2009
	(Amounts in thousands)
Loss reclassified from accumulated other comprehensive income into income for settlements, net of tax	$(1,492)	$(4,215)	$(5,980)
Loss recognized in other comprehensive income, net of tax	(1,799)	(1,392)	(2,473)
Cash flow hedging activity, net of tax	$(307)	$2,823	$3,507

We expect to recognize losses of $0.5 million, $0.3 million and less than $0.1 million, net of deferred taxes, into earnings in 2012, 2013 and 2014, respectively, related to interest rate swap agreements based on their fair values at December 31, 2011.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Shareholders of Flowserve Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Flowserve Corporation and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Dallas, Texas
February 22, 2012

FLOWSERVE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(Amounts in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$337,356	$557,579
Accounts receivable, net	1,060,249	839,566
Inventories, net	1,008,379	886,731
Deferred taxes	121,905	131,996
Prepaid expenses and other	100,465	107,872
Total current assets	2,628,354	2,523,744
Property, plant and equipment, net	598,746	581,245
Goodwill	1,045,077	1,012,530
Deferred taxes	17,843	24,343
Other intangible assets, net	163,482	147,112
Other assets, net	169,112	170,936
Total assets	$4,622,614	$4,459,910
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$597,342	$571,021
Accrued liabilities	808,601	817,837
Debt due within one year	53,623	51,481
Deferred taxes	10,755	16,036
Total current liabilities	1,470,321	1,456,375
Long-term debt due after one year	451,593	476,230
Retirement obligations and other liabilities	422,470	414,272
Commitments and contingencies (See Note 13)
Shareholders’ equity:
Common shares, $1.25 par value	73,664	73,664
Shares authorized — 120,000
Shares issued — 58,931 and 58,931, respectively
Capital in excess of par value	621,083	613,861
Retained earnings	2,205,524	1,848,680
	2,900,271	2,536,205
Treasury shares, at cost — 5,025 and 3,872 shares, respectively	(424,052)	(292,210)
Deferred compensation obligation	9,691	9,533
Accumulated other comprehensive loss	(216,097)	(150,506)
Total Flowserve Corporation shareholders’ equity	2,269,813	2,103,022
Noncontrolling interest	8,417	10,011
Total equity	2,278,230	2,113,033
Total liabilities and equity	$4,622,614	$4,459,910

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2011	2010	2009
	(Amounts in thousands, except per share data)
Sales	$4,510,201	$4,032,036	$4,365,262
Cost of sales	(2,996,555)	(2,622,343)	(2,817,130)
Gross profit	1,513,646	1,409,693	1,548,132
Selling, general and administrative expense	(914,080)	(844,990)	(934,451)
Net earnings from affiliates	19,111	16,649	15,836
Operating income	618,677	581,352	629,517
Interest expense	(36,181)	(34,301)	(40,005)
Interest income	1,581	1,575	3,247
Other income (expense), net	3,678	(18,349)	(7,968)
Earnings before income taxes	587,755	530,277	584,791
Provision for income taxes	(158,524)	(141,596)	(156,460)
Net earnings, including noncontrolling interests	429,231	388,681	428,331
Less: Net earnings attributable to noncontrolling interests	(649)	(391)	(444)
Net earnings attributable to Flowserve Corporation	$428,582	$388,290	$427,887
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$7.72	$6.96	$7.66
Diluted	7.64	6.88	7.59
Cash dividends declared per share	$1.28	$1.16	$1.08

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2011	2010	2009
	(Amounts in thousands)
Net earnings, including noncontrolling interests	$429,231	$388,681	$428,331
Other comprehensive (expense) income:
Foreign currency translation adjustments, net of taxes of $34,397, $6,504 and $(35,465) in 2011, 2010 and 2009, respectively	(56,842)	(10,612)	63,049
Pension and other postretirement effects, net of taxes of $3,107, $(2,921) and $316 in 2011, 2010 and 2009, respectively	(8,490)	6,396	(3,603)
Cash flow hedging activity, net of taxes of $186, $(1,730) and $(1,973) in 2011, 2010 and 2009, respectively	(307)	2,823	3,507
Other comprehensive (expense) income	(65,639)	(1,393)	62,953
Comprehensive income, including noncontrolling interests	363,592	387,288	491,284
Comprehensive income attributable to noncontrolling interests	(601)	(476)	(1,105)
Comprehensive income attributable to Flowserve Corporation	$362,991	$386,812	$490,179

See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Total Flowserve Corporation Shareholders’ Equity
			Capital in Excess of Par Value	Retained Earnings			Deferred Compensation Obligation	Accumulated Other Comprehensive Loss		Total Equity
	Common Stock				Treasury Stock				Noncontrolling Interests
	Shares	Amount			Shares	Amount
	(Amounts in thousands)
Balance — January 1, 2009	58,781	$73,477	$586,371	$1,159,634	(3,566)	$(248,073)	$7,678	$(211,320)	$6,431	$1,374,198
Stock activity under stock plans	94	117	(15,733)	—	192	13,372	—	—	—	(2,244)
Stock-based compensation	—	—	40,660	91	—	—	—	—	—	40,751
Tax benefit associated with stock-based compensation	—	—	447	—	—	—	—	—	—	447
Net earnings	—	—	—	427,887	—	—	—	—	444	428,331
Cash dividends declared	—	—	—	(60,838)	—	—	—	—	—	(60,838)
Repurchases of common shares	—	—	—	—	(545)	(40,955)	—	—	—	(40,955)
Increases to obligation for new deferrals	—	—	—	—	—	—	1,406	—	—	1,406
Compensation obligations satisfied	—	—	—	—	—	—	(400)	—	—	(400)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	62,388	661	63,049
Pension and other postretirement effects, net of tax	—	—	—	—	—	—	—	(3,603)	—	(3,603)
Cash flow hedging activity, net of tax	—	—	—	—	—	—	—	3,507	—	3,507
Sales of shares to noncontrolling interests	—	—	—	—	—	—	—	—	327	327
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(2,229)	(2,229)
Balance — December 31, 2009	58,875	$73,594	$611,745	$1,526,774	(3,919)	$(275,656)	$8,684	$(149,028)	$5,634	$1,801,747
Stock activity under stock plans	56	70	(40,343)	—	497	29,462	—	—	—	(10,811)
Stock-based compensation	—	—	32,489	(61)	—	—	—	—	—	32,428
Tax benefit associated with stock-based compensation	—	—	9,970	—	—	—	—	—	—	9,970
Net earnings	—	—	—	388,290	—	—	—	—	391	388,681
Cash dividends declared	—	—	—	(66,323)	—	—	—	—	—	(66,323)
Repurchases of common shares	—	—	—	—	(450)	(46,016)	—	—	—	(46,016)
Increases to obligation for new deferrals	—	—	—	—	—	—	1,137	—	—	1,137
Compensation obligations satisfied	—	—	—	—	—	—	(288)	—	—	(288)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	(10,697)	85	(10,612)
Pension and other postretirement effects, net of tax	—	—	—	—	—	—	—	6,396	—	6,396
Cash flow hedging activity, net of tax	—	—	—	—	—	—	—	2,823	—	2,823
Sales of shares to noncontrolling interests	—	—	—	—	—	—	—	—	4,384	4,384
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(483)	(483)
Balance — December 31, 2010	58,931	$73,664	$613,861	$1,848,680	(3,872)	$(292,210)	$9,533	$(150,506)	$10,011	$2,113,033
Stock activity under stock plans	—	—	(30,657)	—	330	18,158	—	—	—	(12,499)
Stock-based compensation	—	—	32,067	23	—	—	—	—	—	32,090
Tax benefit associated with stock-based compensation	—	—	5,812	—	—	—	—	—	—	5,812
Net earnings	—	—	—	428,582	—	—	—	—	649	429,231
Cash dividends declared	—	—	—	(71,761)	—	—	—	—	—	(71,761)
Repurchases of common shares	—	—	—	—	(1,483)	(150,000)	—	—	—	(150,000)
Increases to obligation for new deferrals	—	—	—	—	—	—	1,137	—	—	1,137
Compensation obligations satisfied	—	—	—	—	—	—	(979)	—	—	(979)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	(56,794)	(48)	(56,842)
Pension and other postretirement effects, net of tax	—	—	—	—	—	—	—	(8,490)	—	(8,490)
Cash flow hedging activity, net of tax	—	—	—	—	—	—	—	(307)	—	(307)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(2,195)	(2,195)
Balance — December 31, 2011	58,931	$73,664	$621,083	$2,205,524	(5,025)	$(424,052)	$9,691	$(216,097)	$8,417	$2,278,230
See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(Amounts in thousands)
Cash flows — Operating activities:
Net earnings, including noncontrolling interests	$429,231	$388,681	$428,331
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	90,653	90,509	85,585
Amortization of intangible and other assets	14,168	10,785	9,860
Amortization of deferred loan costs	2,740	3,247	2,208
Loss on early extinguishment of debt	—	1,601	—
Net (gain) loss on the disposition of assets	(149)	356	864
Acquisition-related non-cash gains	—	—	(4,448)
Gain on sale of investment	—	(3,993)	—
Excess tax benefits from stock-based payment arrangements	(5,668)	(10,048)	(1,174)
Stock-based compensation	32,090	32,428	40,751
Net earnings from affiliates, net of dividends received	(5,213)	(9,990)	(4,189)
Change in assets and liabilities, net of acquisitions:
Accounts receivable, net	(243,118)	(51,974)	50,730
Inventories, net	(139,754)	(52,905)	74,674
Prepaid expenses and other	(12,227)	(2,363)	20,840
Other assets, net	(3,629)	6,763	1,559
Accounts payable	45,845	70,741	(104,679)
Accrued liabilities and income taxes payable	(6,901)	(125,591)	(106,810)
Retirement obligations and other liabilities	6,682	(20,296)	(71,623)
Net deferred taxes	13,463	27,824	8,798
Net cash flows provided by operating activities	218,213	355,775	431,277
Cash flows — Investing activities:
Capital expenditures	(107,967)	(102,002)	(108,448)
Payments for acquisitions, net of cash acquired	(90,505)	(199,396)	(30,750)
Proceeds from disposal of assets	4,269	11,030	556
Affiliate investment activity, net	—	3,651	—
Net cash flows used by investing activities	(194,203)	(286,717)	(138,642)
Cash flows — Financing activities:
Excess tax benefits from stock-based payment arrangements	5,668	10,048	1,174
Payments on long-term debt	(25,000)	(544,016)	(5,682)
Proceeds from issuance of long-term debt	—	500,000	—
Payments of deferred loan costs	—	(11,596)	(2,764)
Net borrowings (payments) under other financing arrangements	1,581	2,421	(684)
Repurchases of common shares	(150,000)	(46,015)	(40,955)
Payments of dividends	(69,557)	(63,582)	(59,204)
Proceeds from stock option activity	547	5,926	2,939
Dividends paid to noncontrolling interests	(2,195)	(483)	(2,229)
Sales of shares to noncontrolling interests	—	4,384	327
Net cash flows used by financing activities	(238,956)	(142,913)	(107,078)
Effect of exchange rate changes on cash	(5,277)	(22,886)	(3,293)
Net change in cash and cash equivalents	(220,223)	(96,741)	182,264
Cash and cash equivalents at beginning of year	557,579	654,320	472,056
Cash and cash equivalents at end of year	$337,356	$557,579	$654,320
Income taxes paid (net of refunds)	$113,921	$135,892	$189,520
Interest paid	32,368	31,009	38,067
See accompanying notes to consolidated financial statements.

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011 AND 2010 AND FOR THE
THREE YEARS ENDED DECEMBER 31, 2011

1.	SIGNIFICANT ACCOUNTING POLICIES AND ACCOUNTING DEVELOPMENTS
We are principally engaged in the worldwide design, manufacture, distribution and service of industrial flow management equipment. We provide long lead-time, custom and other highly engineered pumps; standardized, general purpose pumps; mechanical seals; industrial valves; and related automation products and solutions primarily for oil and gas, chemical, power generation, water management and other general industries requiring flow management products and services. Equipment manufactured and serviced by us is predominantly used in industries that deal with difficult-to-handle and corrosive fluids, as well as environments with extreme temperatures, pressure, horsepower and speed. Our business is affected by economic conditions in the United States ("U.S.") and other countries where our products are sold and serviced, by the cyclical nature and competitive environment of the oil and gas, chemical, power generation, water management and other industries served, by the relationship of the U.S. dollar to other currencies and by the demand for and pricing of our customers’ end products.
European Sovereign Debt Crisis — At December 31, 2011, we had no direct investments in European sovereign or non-sovereign debt. However, certain of our defined benefit plans hold investments in European equity and fixed income securities as discussed in Note 12. Other than broad, macro-level economic impacts, we did not experience any direct or measurable disruptions in 2011 due to the European sovereign debt crisis. We will continue to monitor and evaluate the impact of any future developments in the region on our current business, our customers and suppliers and the state of the global economy. Additional adverse developments could potentially impact our customers’ exposures to sovereign and non-sovereign European debt and could soften the level of capital investment and demand for our products and services.
Ongoing Events in North Africa, Middle East and Japan — Ongoing political and economic conditions in North Africa have caused us to experience shipment delays to this region. We estimate that the shipments to this region that have been delayed resulted in lost or delayed opportunities for operating income of $11.2 million for 2011. The preponderance of our physical assets in the region are located in the Kingdom of Saudi Arabia and the United Arab Emirates and have, to date, not been significantly affected by the unrest elsewhere in the region.
We continue to assess the conditions and potential adverse impacts of the earthquake and tsunami in Japan in early 2011, in particular as they relate to our customers and suppliers in the impacted regions, as well as announced and potential regulatory impacts to the global nuclear power market. During 2011, we did not experience any significant adverse impacts due to shipment delays, collection issues or supply chain disruptions. We are also closely monitoring the effects of the Japan crisis on the global nuclear power industry. While it is difficult to estimate the long-term effect of the Fukushima plant shutdown on the global nuclear power market, we have continued to ship nuclear orders in our backlog without significant disruption. We believe that there has been a related reduction in nuclear orders that could continue in the near term, though other parts of our overall power generation business could benefit as nuclear priorities are reevaluated.
Segment Reorganization — As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, we reorganized our divisional operations by combining the former Flowserve Pump Division ("FPD") and former Flow Solutions Division ("FSD") into the Flow Solutions Group ("FSG"), effective January 1, 2010. FSG was divided into two reportable segments based on type of product and how we manage the business: FSG Engineered Product Division ("EPD") and FSG Industrial Product Division ("IPD"). EPD includes the longer lead-time, custom and other highly engineered pump product operations of the former FPD and substantially all of the operations of the former FSD. IPD consists of the more standardized, general purpose engineered pump product operations of the former FPD. Flow Control Division ("FCD") was not affected. We have retrospectively adjusted prior period financial information to reflect the current reporting structure.
Venezuela — As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, effective January 11, 2010, the Venezuelan government devalued its currency (Bolivar) and moved to a two-tier exchange structure. The official exchange rate moved from 2.15 to 4.30 Bolivars to the U.S. dollar for non-essential items and to 2.60 Bolivars to the U.S. dollar for essential items. Additionally, effective January 1, 2010, Venezuela was designated as hyperinflationary, and as a result, we began to use the U.S. dollar as our functional currency in Venezuela. On December 30, 2010, the Venezuelan government announced its intention to eliminate the favorable essential items rate effective January 1, 2011. Our operations in Venezuela generally consist of a service center that both imports equipment and parts from certain of our other locations for resale to third parties within Venezuela and performs service and repair activities. Our Venezuelan subsidiary’s sales for the year ended December 31, 2011 and total assets at December 31, 2011 represented less than 1% of our consolidated sales and total assets for the same period.

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
As a result of the currency devaluation, we recognized a net loss of $7.6 million in 2010. The loss was reported in other income (expense), net in our consolidated statement of income and resulted in no tax benefit. The elimination of the favorable essential items rate, effective January 1, 2011, had no impact on our consolidated financial position or results of operations as of and for the year ended December 31, 2011 included in this Annual Report on Form 10-K for the year ended December 31, 2011 ("Annual Report").
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
Principles of Consolidation — The consolidated financial statements include the accounts of our company and our wholly and majority-owned subsidiaries. In addition, we consolidate any variable interest entities for which we are deemed to be the primary beneficiary. Noncontrolling interests of non-affiliated parties have been recognized for all majority-owned consolidated subsidiaries. Intercompany profits, transactions and balances among consolidated entities have been eliminated from our consolidated financial statements. Investments in unconsolidated affiliated companies, which represent noncontrolling ownership interests between 20% and 50%, are accounted for using the equity method, which approximates our equity interest in their underlying equivalent net book value under accounting principles generally accepted in the U.S. ("GAAP"). Investments in interests where we own less than 20% of the investee are accounted for by the cost method, whereby income is only recognized in the event of dividend receipt. Investments accounted for by the cost method are tested annually for impairment. We recorded a $3.1 million gain in 2010 on the sale of an investment in a joint venture that was accounted for under the cost method.
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
We enter into certain contracts with multiple deliverables that may include any combination of designing, developing, manufacturing, modifying, installing and commissioning of flow management equipment and providing services related to the performance of such products. Delivery of these products and services typically occurs within a one to two-year period, although many arrangements, such as "book and ship" type orders, have a shorter timeframe for delivery. We aggregate or separate deliverables into units of accounting based on whether the deliverable(s) have standalone value to the customer and when no general right of return exists. Contract value is allocated ratably to the units of accounting in the arrangement based on their relative selling prices determined as if the deliverables were sold separately.
Revenues for long-term contracts that exceed certain internal thresholds regarding the size and duration of the project and

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provide for the receipt of progress billings from the customer are recorded on the percentage of completion method with progress measured on a cost-to-cost basis. Percentage of completion revenue represents less than 9% of our consolidated sales for each year presented.
Revenue on service and repair contracts is recognized after services have been agreed to by the customer and rendered. Revenues generated under fixed fee service and repair contracts are recognized on a ratable basis over the term of the contract. These contracts can range in duration, but generally extend for up to five years. Fixed fee service contracts represent aproximately 1% of consolidated sales for each year presented.
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
Credit risks are mitigated by the diversity of our customer base across many different geographic regions and industries and by performing creditworthiness analyses on our customers. Additionally, we mitigate credit risk through letters of credit and advance payments received from our customers. As of December 31, 2011 and 2010, we do not believe that we have any significant concentrations of credit risk.
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

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Legal and Environmental Accruals — Legal and environmental reserves are recorded based upon a case-by-case analysis of the relevant facts and circumstances and an assessment of potential legal obligations and costs. Amounts relating to legal and environmental liabilities are recorded when it is probable that a loss has been incurred and such loss is estimable. Assessments of legal and environmental costs are based on information obtained from our independent and in-house experts and our loss experience in similar situations. Estimates are updated as applicable when new information regarding the facts and circumstances of each matter becomes available. Legal fees associated with legal and environmental liabilities are expensed as incurred.
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
Valuation of Goodwill, Indefinite-Lived Intangible Assets and Other Long-Lived Assets  — The value of goodwill and indefinite-lived intangible assets is tested for impairment as of December 31 each year or whenever events or circumstances indicate such assets may be impaired. In connection with our segment reorganization in 2010, we reallocated goodwill to our redefined reporting units and evaluated goodwill for impairment. The identification of our reporting units began at the operating segment level: EPD, IPD and FCD, and considered whether components one level below the operating segment levels should be identified as reporting units for purpose of testing goodwill for impairment based on certain conditions. These conditions included, among other factors, (i) the extent to which a component represents a business and (ii) the aggregation of economically similar components within the operating segments and resulted in nine reporting units. Other factors that were considered in determining whether the aggregation of components was appropriate included the similarity of the nature of the products and services, the

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

nature of the production processes, the methods of distribution and the types of industries served.
Impairment losses for goodwill are recognized whenever the implied fair value of goodwill is less than the carrying value. We estimate the fair value of our reporting units based on an income approach, whereby we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. A discounted cash flow analysis requires us to make various judgmental assumptions about future sales, operating margins, growth rates and discount rates, which are based on our budgets, business plans, economic projections, anticipated future cash flows and market participants. Assumptions are also made for varying perpetual growth rates for periods beyond the long-term business plan period. We did not record an impairment of goodwill in 2011, 2010 or 2009.
We also consider our market capitalization in our evaluation of the fair value of our goodwill. Although our market capitalization declined compared with 2010, it did not decline to a level that indicated a potential impairment of our goodwill as of December 31, 2011.
Impairment losses for indefinite-lived intangible assets are recognized whenever the estimated fair value is less than the carrying value. Fair values are calculated for trademarks using a "relief from royalty" method, which estimates the fair value of the trademarks by determining the present value of the royalty payments that are avoided as a result of owning the trademark. This method includes judgmental assumptions about sales growth and discount rates that have a significant impact on the fair value and are substantially consistent with the assumptions used to determine the fair value of our reporting units discussed above. We did not record a material impairment of our trademarks in 2011, 2010 or 2009.
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

Buildings and improvements	10 to 40 years
Furniture and fixtures	3 to 7 years
Machinery and equipment	3 to 14 years
Capital leases (based on lease term)	3 to 25 years

Costs related to routine repairs and maintenance are expensed as incurred.
Internally Developed Software — We capitalize certain costs associated with the development of internal-use software. Generally, these costs are related to significant software development projects and are amortized over their estimated useful life, typically three to five years, upon implementation of the software.
Intangible Assets — Intangible assets, excluding trademarks (which are considered to have an indefinite life), consist primarily of engineering drawings, distribution networks, existing customer relationships, software, patents and other items that are being amortized over their estimated useful lives generally ranging from 3 to 40 years. These assets are reviewed for impairment whenever events and circumstances indicate impairment may have occurred.
Deferred Loan Costs — Deferred loan costs, consisting of fees and other expenses associated with debt financing, are amortized over the term of the associated debt using the effective interest method. Additional amortization is recorded in periods where optional prepayments on debt are made.
Fair Values of Financial Instruments — The carrying amounts of our financial instruments approximated fair value at December 31, 2011 and 2010.
Assets and liabilities recorded at fair value in our consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Hierarchical levels, as defined by Accounting Standards Codification

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

("ASC") 820, "Fair Value Measurements and Disclosures," are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities. An asset or a liability’s categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation. Hierarchical levels are as follows:
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
At the inception of a new derivative contract for which formal hedge accounting has been elected, our policy requires us to designate the derivative as a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow" hedge). We have not historically entered into hedges of fair values. Changes in the fair value of a derivative that is highly effective, documented, designated and qualified as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive (expense) income, until earnings are affected by the variability of cash flows of the hedged transaction. Upon settlement, realized gains and losses are recognized in other income (expense), net in the consolidated statements of income. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative do not mirror the change in the cash flow of the forecasted transaction) is recorded in current period earnings.
We discontinue hedge accounting when:

•	we deem the hedge to be ineffective and determine that the designation of the derivative as a hedging instrument is no longer appropriate;

•	the derivative no longer effectively offsets changes in the cash flows of a hedged item (such as firm commitments or contracts);

•	the derivative expires, terminates or is sold; or

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Transactional currency gains and losses arising from transactions in currencies other than our sites’ functional currencies and changes in fair value of forward exchange contracts that do not qualify for hedge accounting are included in our consolidated results of operations. For the years ended December 31, 2011, 2010 and 2009, we recognized net gains (losses) of $3.7 million, $(26.5) million and $(7.8) million, respectively, of such amounts in other income (expense), net in the accompanying consolidated statements of income.
Stock-Based Compensation — Stock-based compensation is measured at the grant-date fair value. The exercise price of stock option awards and the value of restricted share, restricted share unit and performance-based unit awards (collectively referred to as "Restricted Shares") are set at the closing price of our common stock on the New York Stock Exchange on the date of grant, which is the date such grants are authorized by our Board of Directors. Restricted share units and performance-based units refer to restricted awards that do not have voting rights and accrue dividends, which are forfeited if vesting does not occur.
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
Earnings Per Share — We use the two-class method of calculating Earnings Per Share ("EPS"). The "two-class" method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security as if all earnings for the period had been distributed. Unvested restricted share awards that earn non-forfeitable dividend rights qualify as participating securities and, accordingly, are included in the basic computation as such. Our unvested restricted shares participate on an equal basis with common shares; therefore, there is no difference in undistributed earnings allocated to each participating security. Accordingly, the presentation below is prepared on a combined basis and is presented as earnings per common share. The following is a reconciliation of net earnings of Flowserve Corporation and weighted average shares for calculating basic net earnings per common share.

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings per weighted average common share outstanding was calculated as follows:

	Year Ended December 31,
	2011	2010	2009
	(Amounts in thousands, except per share data)
Net earnings of Flowserve Corporation	$428,582	$388,290	$427,887
Dividends on restricted shares not expected to vest	15	16	23
Earnings attributable to common and participating shareholders	$428,597	$388,306	$427,910
Weighted average shares:
Common stock	55,273	55,434	55,400
Participating securities	270	330	440
Denominator for basic earnings per common share	55,543	55,764	55,840
Effect of potentially dilutive securities	559	651	522
Denominator for diluted earnings per common share	56,102	56,415	56,362
Net earnings per share attributable to Flowserve Corporation common shareholders:
Basic	$7.72	$6.96	$7.66
Diluted	7.64	6.88	7.59

Diluted earnings per share above is based upon the weighted average number of shares as determined for basic earnings per share plus shares potentially issuable in conjunction with stock options and Restricted Shares.
For each of the three years ended December 31, 2011, 2010 and 2009, we had no options to purchase common stock that were excluded from the computations of potentially dilutive securities.
Research and Development Expense — Research and development costs are charged to expense when incurred. Aggregate research and development costs included in selling, general and administrative expenses ("SG&A") were $35.0 million, $29.5 million and $29.4 million in 2011, 2010 and 2009, respectively. Costs incurred for research and development primarily include salaries and benefits and consumable supplies, as well as rent, professional fees, utilities and the depreciation of property and equipment used in research and development activities.
Business Combinations — All business combinations referred to in these financial statements used the purchase method of accounting, under which we allocate the purchase price to the identifiable tangible and intangible assets and liabilities, recognizing goodwill when the purchase price exceeds fair value of such identifiable assets acquired, net of liabilities assumed.
Accounting Developments
Pronouncements Implemented
In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-06, "Fair Value Measurements and Disclosures (ASC 820): Improving Disclosures about Fair Value Measurements," which requires additional disclosures on transfers in and out of Level I and Level II and on activity for Level III fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures of Level III activity, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Our adoption of ASU No. 2010-06 had no material impact on our consolidated financial condition or results of operations.
In September 2009, the FASB issued ASU No. 2009-13, "Revenue Recognition (ASC 605): Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force," which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and requires expanded revenue recognition policy disclosures. This amendment addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. Our adoption of ASU No. 2009-13, effective January 1, 2011, had no impact on our consolidated financial condition or results of operations.
In December 2010, the FASB issued ASU No. 2010-28, "Intangibles - Goodwill and Other (ASC 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts - a consensus of the FASB

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Emerging Issues Task Force," which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This amendment requires an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists and to consider whether there are any adverse qualitative factors indicating that an impairment may exist. Our adoption of ASU No. 2010-28, effective January 1, 2011, had no impact on our consolidated financial condition or results of operations.
In December 2010, the FASB issued ASU No. 2010-29, "Business Combinations (ASC 805): Disclosure of Supplementary Pro Forma Information for Business Combinations - a consensus of the FASB Emerging Issues Task Force," which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This amendment also expands the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. Our adoption of ASU No. 2010-29, effective January 1, 2011, had no material impact on our consolidated financial condition or results of operations.
Pronouncements Not Yet Implemented
In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC 220): Presentation of Comprehensive Income," which specifies that an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This amendment also requires an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income. In December 2011, the FASB issued ASU No. 2011-12 to defer the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income. ASU No. 2011-05 and 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The adoption of ASU No. 2011-05 and 2011-12 will not have an impact on our consolidated financial condition and results of operations.
In September 2011, the FASB issued ASU No. 2011-08, "Intangibles - Goodwill and Other (ASC 350): Testing Goodwill for Impairment," which specifies that an entity has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. ASU No. 2011-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect the adoption of ASU No. 2011-08 to have a material impact on our consolidated financial condition and results of operations.
In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities," which requires enhanced disclosures about financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45, "Balance Sheet - Offsetting," or ASC 815-10-45, "Derivatives and Hedging - Overall," or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. The adoption of ASU No. 2011-11 will not have an impact on our consolidated financial condition and results of operations.

2.	ACQUISITIONS
Lawrence Pumps, Inc.
Effective October 28, 2011, we acquired for inclusion in EPD, 100% of Lawrence Pumps, Inc. ("LPI"), a privately-owned, U.S.-based pump manufacturer, in a share purchase for cash of $89.6 million, subject to final adjustments. LPI specializes in the design, development and manufacture of engineered centrifugal slurry pumps for critical services within the petroleum refining, petrochemical, pulp and paper and energy markets. Under the terms of the purchase agreement, we deposited $1.5 million into escrow to be held and applied against any breach of representations, warranties or indemnities for 24 months. Additionally, we have the right to make indemnification claims up to 15% of the purchase price for 18 months. At the expiration of the escrow period, any residual amounts shall be released to the sellers in satisfaction of the purchase price.

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase price was allocated on a preliminary basis to the assets acquired and liabilities assumed based on estimates of fair values at the date of acquisition and is summarized below:

(Amounts in millions)
Current assets	$28.0
Property, plant and equipment	8.9
Intangible assets	30.0
Current liabilities	(16.6)
Net tangible and intangible assets	50.3
Goodwill	39.3
Purchase price	$89.6

The excess of the acquisition date fair value of the total purchase price over the estimated fair value of the net tangible and intangible assets was recorded as goodwill. Goodwill represents the value expected to be obtained from the ability to be more competitive through the offering of a more complete pump product portfolio and from leveraging our current sales, distribution and service network. LPI products have proprietary niche applications that strategically complement our product portfolio. The goodwill related to this acquisition is recorded in the EPD segment and is not expected to be deductible for tax purposes. Finite-lived intangible assets have expected weighted average useful lives of ten years.
Subsequent to October 28, 2011, the revenues and expenses of LPI have been included in our consolidated statements of income. No pro forma information has been provided due to immateriality. LPI generated approximately $44 million in sales during its fiscal year ended December 31, 2010.
Valbart Srl
Effective July 16, 2010, we acquired for inclusion in FCD, 100% of Valbart Srl ("Valbart"), a privately-owned Italian valve manufacturer, in a share purchase for cash of $199.4 million, which included $33.8 million of existing Valbart net debt (defined as Valbart’s third party debt less cash on hand) that was repaid at closing. Valbart manufactures trunnion-mounted ball valves used primarily in upstream and midstream oil and gas applications, which enables us to offer a more complete valve product portfolio to our oil and gas project customers. The acquisition included Valbart’s portion of the joint venture with us that we entered into in December 2009 that was not operational during 2010. Under the terms of the purchase agreement, we deposited $5.8 million into escrow to be held and applied against any breach of representations, warranties or indemnities for 30 months. At the expiration of the escrow, any residual amounts shall be released to the sellers in satisfaction of the purchase price.

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase price was allocated to the assets acquired and liabilities assumed based on estimates of fair values at the date of acquisition and is summarized below:

(Amounts in millions)
Accounts receivable	$12.2
Inventories	39.6
Deferred taxes	8.7
Prepaid expenses and other	1.0
Intangible assets
Existing customer relationships	16.3
Trademarks	11.5
Non-compete agreements	2.7
Engineering drawings	2.3
Property, plant and equipment	10.1
Current liabilities	(36.8)
Noncurrent liabilities	(13.6)
Net tangible and intangible assets	54.0
Goodwill	145.4
Purchase price	$199.4

The excess of the acquisition date fair value of the total purchase price over the estimated fair value of the net tangible and intangible assets was recorded as goodwill. Goodwill represents the value expected to be obtained from the ability to be more competitive through the offering of a more complete valve product portfolio and from leveraging our current sales, distribution and service network. The goodwill related to this acquisition is recorded in the FCD segment and is not expected to be deductible for tax purposes. Trademarks are indefinite-lived intangible assets. Existing customer relationships, non-compete agreements and engineering drawings have expected weighted average useful lives of five years, four years and ten years, respectively. In total, amortizable intangible assets have a weighted average useful life of approximately five years.
Subsequent to July 16, 2010, the revenues and expenses of Valbart have been included in our consolidated statements of income. No pro forma information has been provided due to immateriality.
Calder AG
Effective April 21, 2009, we acquired for inclusion in EPD, Calder AG ("Calder"), a private Swiss company and a supplier of energy recovery technology for use in the global desalination market, for up to $44.1 million, net of cash acquired. Of the total purchase price, $28.4 million was paid at closing and $2.4 million was paid after the working capital valuation was completed in early July 2009. The remaining $13.3 million of the total purchase price was contingent upon Calder achieving certain performance metrics during the twelve months following the acquisition, and, to the extent achieved, was expected to be paid in cash within 12 months of the acquisition date. We initially recognized a liability of $4.4 million as an estimate of the acquisition date fair value of the contingent consideration, which was based on the weighted probability of achievement of the performance metrics over a specified period of time as of the date of the acquisition.
The purchase price was allocated to the assets acquired and liabilities assumed based on estimates of fair values at the date of acquisition. The excess of the acquisition date fair value of the total purchase price over the estimated fair value of the net tangible and intangible assets was recorded as goodwill. No pro forma information has been provided due to immateriality.
During the second half of 2009, the estimated fair value of the contingent consideration was reduced to $0 based on 2009 results and an updated weighted probability of achievement of the performance metrics. The resulting gain was included in SG&A in our consolidated statement of income. The final measurement date of the performance metrics was March 31, 2010. The performance metrics were not met, resulting in no payment of contingent consideration.

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 are as follows:

	Flow Solutions Group
	EPD	IPD	FCD	Total
	(Amounts in thousands)
Balance as of January 1, 2010	$405,441	$122,501	$336,985	$864,927
Acquisition(1)	—	—	145,435	145,435
Dispositions	—	(106)	(143)	(249)
Currency translation	1,189	(1,043)	2,271	2,417
Balance as of December 31, 2010	$406,630	$121,352	$484,548	$1,012,530
Acquisitions(2)	39,335	—	—	39,335
Dispositions	—	(102)	—	(102)
Currency translation	(1,534)	(6)	(5,146)	(6,686)
Balance as of December 31, 2011	$444,431	$121,244	$479,402	$1,045,077
_______________________________________

(1)	Goodwill related to the acquisition of Valbart. See Note 2 for additional information.

(2)	Goodwill primarily related to the acquisition of LPI. See Note 2 for additional information.
The following table provides information about our intangible assets for the years ended December 31, 2011 and 2010:

		December 31, 2011		December 31, 2010
	Useful Life (Years)	Ending Gross Amount	Accumulated Amortization	Ending Gross Amount	Accumulated Amortization
	(Amounts in thousands, except years)
Finite-lived intangible assets:
Engineering drawings(1)	10-20	$92,389	$(53,404)	$85,613	$(48,087)
Distribution networks	5-15	13,700	(10,386)	13,941	(9,755)
Existing customer relationships(2)	5-10	32,188	(5,468)	16,846	(1,543)
Software	10	5,900	(5,900)	5,900	(5,900)
Patents	9-16	33,784	(25,882)	34,019	(23,463)
Other	3-40	10,566	(1,967)	5,039	(1,635)
		$188,527	$(103,007)	$161,358	$(90,383)
Indefinite-lived intangible assets(3)		$79,447	$(1,485)	$77,622	$(1,485)
____________________________________

(1)	Engineering drawings represent the estimated fair value associated with specific acquired product and component schematics.

(2)	Existing customer relationships acquired prior to 2011 had a useful life of five years.

(3)	Accumulated amortization for indefinite-lived intangible assets relates to amounts recorded prior to the implementation date of guidance issued in ASC 350.
During 2011 and 2010, we wrote off expired and fully amortized other intangible assets and patents for a total of $0.2 million and $11.3 million, respectively.

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following schedule outlines actual amortization expense recognized during 2011 and an estimate of future amortization based upon the finite-lived intangible assets owned at December 31, 2011:

Amortization Expense
(Amounts in thousands)
Actual for year ended December 31, 2011	$14,168
Estimated for year ending December 31, 2012	13,507
Estimated for year ending December 31, 2013	12,209
Estimated for year ending December 31, 2014	11,985
Estimated for year ending December 31, 2015	9,248
Estimated for year ending December 31, 2016	6,518
Thereafter	31,775

4.	INVENTORIES
Inventories, net consisted of the following:

	December 31,
	2011	2010
	(Amounts in thousands)
Raw materials	$329,120	$265,742
Work in process	793,053	711,751
Finished goods	279,267	283,042
Less: Progress billings	(320,934)	(305,541)
Less: Excess and obsolete reserve	(72,127)	(68,263)
Inventories, net	$1,008,379	$886,731
Certain reclassifications have been made to prior period information to conform to current year presentation. During 2011, 2010 and 2009, we recognized expenses of $16.5 million, $10.1 million and $13.7 million, respectively, for excess and obsolete inventory. These expenses are included in cost of sales ("COS") in our consolidated statements of income.

5.	STOCK-BASED COMPENSATION PLANS
We established the Flowserve Corporation Equity and Incentive Compensation Plan (the "2010 Plan"), effective January 1, 2010. This shareholder-approved plan authorizes the issuance of up to 2,900,000 shares of our common stock in the form of restricted shares, restricted share units and performance-based units (collectively referred to as “Restricted Shares”), incentive stock options, non-statutory stock options, stock appreciation rights and bonus stock. Of the 2,900,000 shares of common stock authorized under the 2010 Plan, 2,432,049 remain available for issuance as of December 31, 2011. In addition to the 2010 Plan, we also maintain the Flowserve Corporation 2004 Stock Compensation Plan (the “2004 Plan”), which was established on April 21, 2004. The 2004 Plan authorizes the issuance of up to 3,500,000 shares of common stock through grants of Restricted Shares, stock options and other equity-based awards. Of the 3,500,000 shares of common stock authorized under the 2004 Plan, 483,132 remain available for issuance as of December 31, 2011. We recorded stock-based compensation as follows:

	Year Ended December 31,
	2011			2010			2009
	Stock Options	Restricted Shares	Total	Stock Options	Restricted Shares	Total	Stock Options	Restricted Shares	Total
	(Amounts in millions)
Stock-based compensation expense	$—	$32.1	$32.1	$—	$32.4	$32.4	$0.3	$40.4	$40.7
Related income tax benefit	—	(10.9)	(10.9)	—	(10.6)	(10.6)	(0.1)	(13.4)	(13.5)
Net stock-based compensation expense	$—	$21.2	$21.2	$—	$21.8	$21.8	$0.2	$27.0	$27.2

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options — Options granted to officers, other employees and directors allow for the purchase of common shares at or above the market value of our stock on the date the options are granted, although no options have been granted above market value. Generally, options, whether granted under the 2004 Plan or other previously approved plans, become exercisable over a staggered period ranging from one to five years (most typically from one to three years). At December 31, 2011, all outstanding options were fully vested. Options generally expire ten years from the date of the grant or within a short period of time following the termination of employment or cessation of services by an option holder. No options were granted during 2011, 2010 or 2009. Information related to stock options issued to officers, other employees and directors prior to 2009 under all plans is presented in the following table:

	2011		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Number of shares under option:
Outstanding — beginning of year	68,071	$40.48	206,815	$42.58	303,100	$39.58
Exercised	(19,625)	37.44	(137,244)	43.89	(96,285)	33.15
Cancelled	—	—	(1,500)	17.81	—	—
Outstanding — end of year	48,446	$41.71	68,071	$40.48	206,815	$42.58
Exercisable — end of year	48,446	$41.71	68,071	$40.48	206,815	$42.58

Additional information relating to the ranges of options outstanding at December 31, 2011, is as follows:

	Weighted Average Remaining Contractual Life	Options Outstanding and Exercisable
Range of Exercise Prices per Share		Number Outstanding	Weighted Average Exercise Price per Share
$12.12 — $18.18	1.31	3,200	$14.29
$18.19 — $24.24	1.54	5,300	19.15
$24.25 — $30.30	0.54	3,325	24.84
$30.31 — $42.41	2.47	5,200	31.33
$42.42 — $48.48	4.13	3,334	48.17
$48.49 — $54.54	4.96	28,087	52.25
		48,446	$41.71

As of December 31, 2011, we had no unrecognized compensation cost related to outstanding stock option awards.
The weighted average remaining contractual life of options outstanding at December 31, 2011 and 2010 was 3.7 years and 4.2 years, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009 was $1.5 million, $8.6 million and $4.9 million, respectively. No stock options vested during the years ended December 31, 2011 and 2010 compared with a total fair value of stock options of $2.7 million vested during the year ended December 31, 2009.
Restricted Shares — Generally, the restrictions on Restricted Shares do not expire for a minimum of one year and a maximum of four years, and shares are subject to forfeiture during the restriction period. Most typically, Restricted Share grants have staggered vesting periods over one to three years from grant date. The intrinsic value of the Restricted Shares, which is typically the product of share price at the date of grant and the number of Restricted Shares granted, is amortized on a straight-line basis to compensation expense over the periods in which the restrictions lapse.
Unearned compensation is amortized to compensation expense over the vesting period of the Restricted Shares. As of December 31, 2011 and 2010, we had $27.0 million and $31.6 million, respectively, of unearned compensation cost related to unvested Restricted Shares, which is expected to be recognized over a weighted-average period of approximately 1 year. These amounts will be recognized into net earnings in prospective periods as the awards vest. The total market value of Restricted Shares vested during the years ended December 31, 2011, 2010 and 2009 was $35.1 million, $31.9 million and $17.0 million, respectively.

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information regarding Restricted Shares:

	Year Ended December 31, 2011
	Shares	Weighted Average Grant-Date Fair Value
Number of unvested Restricted Shares:
Outstanding — beginning of year	1,259,377	$77.05
Granted	245,127	130.15
Vested	(395,434)	88.72
Cancelled	(56,871)	84.72
Outstanding — ending of year	1,052,199	$84.62

Unvested Restricted Shares outstanding as of December 31, 2011, includes 415,000 units with performance-based vesting provisions. Performance-based units are issuable in common stock and vest upon the achievement of pre-defined performance targets, primarily based on our average annual return on net assets over a three-year period as compared with the same measure for a defined peer group for the same period. Most units were granted in three annual grants since January 1, 2009 and have a vesting percentage between 0% and 200% depending on the achievement of the specific performance targets. Compensation expense is recognized over a 36-month cliff vesting period based on the fair market value of our common stock on the date of grant, as adjusted for anticipated forfeitures. During the performance period, earned and unearned compensation expense is adjusted based on changes in the expected achievement of the performance targets. Vesting provisions range from 0 to 817,000 shares based on performance targets. As of December 31, 2011, we estimate vesting of 744,000 shares based on expected achievement of performance targets.

6.	DERIVATIVES AND HEDGING ACTIVITIES
Our risk management and derivatives policy specifies the conditions under which we may enter into derivative contracts. See Note 1 for additional information on our purpose for entering into derivatives not designated as hedging instruments and our overall risk management strategies. We enter into forward exchange contracts to hedge our risks associated with transactions denominated in currencies other than the local currency of the operation engaging in the transaction. At December 31, 2011 and 2010, we had $481.2 million and $358.5 million, respectively, of notional amount in outstanding forward exchange contracts with third parties. At December 31, 2011, the length of forward exchange contracts currently in place ranged from 3 days to 19 months.
Also as part of our risk management program, we enter into interest rate swap agreements to hedge exposure to floating interest rates on certain portions of our debt. At December 31, 2011 and 2010, we had $330.0 million and $350.0 million, respectively, of notional amount in outstanding interest rate swaps with third parties. All interest rate swaps are 100% effective. At December 31, 2011, the maximum remaining length of any interest rate contract in place was approximately 30 months.
We are exposed to risk from credit-related losses resulting from nonperformance by counterparties to our financial instruments. We perform credit evaluations of our counterparties under forward exchange contracts and interest rate swap agreements and expect all counterparties to meet their obligations. We have not experienced credit losses from our counterparties.
The fair value of forward exchange contracts not designated as hedging instruments are summarized below:

	Year Ended December 31,
	2011	2010
	(Amounts in thousands)
Current derivative assets	$2,330	$4,397
Noncurrent derivative assets	10	50
Current derivative liabilities	11,196	2,949
Noncurrent derivative liabilities	516	473

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of interest rate swaps in cash flow hedging relationships are summarized below:

	Year Ended December 31,
	2011	2010
	(Amounts in thousands)
Current derivative assets	$33	$—
Noncurrent derivative assets	71	608
Current derivative liabilities	761	1,232
Noncurrent derivative liabilities	547	3

Current and noncurrent derivative assets are reported in our consolidated balance sheets in prepaid expenses and other and other assets, net, respectively. Current and noncurrent derivative liabilities are reported in our consolidated balance sheets in accrued liabilities and retirement obligations and other liabilities, respectively.
The impact of net changes in the fair values of forward exchange contracts not designated as hedging instruments are summarized below:

	Year Ended December 31,
	2011	2010	2009
	(Amounts in thousands)
(Loss) gain recognized in income	$(3,655)	$(9,948)	$3,908

The impact of net changes in the fair values of interest rate swaps in cash flow hedging relationships are summarized below:

	Year Ended December 31,
	2011	2010	2009
	(Amounts in thousands)
Loss reclassified from accumulated other comprehensive income into income for settlements, net of tax	$(1,492)	$(4,215)	$(5,980)
Loss recognized in other comprehensive income, net of tax	(1,799)	(1,392)	(2,473)
Cash flow hedging activity, net of tax	$(307)	$2,823	$3,507

Gains and losses recognized in our consolidated statements of income for forward exchange contracts and interest rate swaps are classified as other income (expense), net, and interest expense, respectively.
We expect to recognize losses of $0.5 million, $0.3 million and less than $0.1 million, net of deferred taxes, into earnings in 2012, 2013 and 2014, respectively, related to interest rate swap agreements based on their fair values at December 31, 2011.

7.	REALIGNMENT PROGRAMS
Beginning in 2009, we initiated realignment programs to reduce and optimize certain non-strategic manufacturing facilities and our overall cost structure by improving our operating efficiency, reducing redundancies, maximizing global consistency and driving improved financial performance, as well as expanding our efforts to optimize assets, respond to reduced orders and drive an enhanced customer-facing organization ("Realignment Programs"). These programs are substantially complete as we currently expect total Realignment Program charges will be approximately $93 million for approved plans, of which $91.2 million has been incurred through December 31, 2011.
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
Charges, net of adjustments, related to our Realignment Programs were $4.8 million, $18.3 million and $68.1 million for year ended December 31, 2011, 2010 and 2009, respectively.
Generally, the aforementioned charges were or will be paid in cash, except for asset write-downs, which are non-cash charges. Asset write-down charges of $3.0 million, $6.4 million and $6.1 million were recorded during 2011, 2010 and 2009, respectively.

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The majority of remaining cash payments related to our Realignment Programs will be incurred by the end of 2012.
The restructuring reserve related to the Realignment Program was $1.0 million and $7.1 million at December 31, 2011 and 2010, respectively. Other than cash payments, there was no significant activity related to the restructuring reserve during 2011.
In addition, in connection with our previously announced IPD recovery plan, in the second quarter of 2011 we initiated new activities to optimize structural parts of IPD's business. We expect charges related to this program to be non-restructuring in nature and will approximate $9 million, of which $7.2 million was incurred in 2011 with the substantial majority recorded in COS.

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

9.	DETAILS OF CERTAIN CONSOLIDATED BALANCE SHEET CAPTIONS
The following tables present financial information of certain consolidated balance sheet captions.
Accounts Receivable, net — Accounts receivable, net were:

	December 31,
	2011	2010
	(Amounts in thousands)
Trade receivables	$1,028,316	$811,311
Other receivables	52,284	46,887
Less: allowance for doubtful accounts	(20,351)	(18,632)
Accounts receivable, net	$1,060,249	$839,566
Property, Plant and Equipment, net — Property, plant and equipment, net were:

	December 31,
	2011	2010
	(Amounts in thousands)
Land	$68,685	$69,306
Buildings, improvements, furniture and fixtures	583,028	564,986
Machinery, equipment, capital leases and construction in progress	667,025	629,668
Gross property, plant and equipment	1,318,738	1,263,960
Less: accumulated depreciation	(719,992)	(682,715)
Property, plant and equipment, net	$598,746	$581,245

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Liabilities — Accrued liabilities were:

	December 31,
	2011	2010
	(Amounts in thousands)
Wages, compensation and other benefits	$197,698	$207,445
Commissions and royalties	33,639	34,756
Customer advance payments	358,698	315,515
Progress billings in excess of accumulated costs	20,475	71,327
Warranty costs and late delivery penalties	70,187	57,248
Sales and use tax	11,623	14,103
Income tax	21,467	15,179
Other	94,814	102,264
Accrued liabilities	$808,601	$817,837
"Other" accrued liabilities include professional fees, lease obligations, insurance, interest, freight, restructuring charges, accrued cash dividends payable, legal and environmental matters, derivative liabilities and other items, none of which individually exceed 5% of current liabilities. See Note 7 for additional information on our restructuring charges.
Retirement Obligations and Other Liabilities — Retirement obligations and other liabilities were:

	December 31,
	2011	2010
	(Amounts in thousands)
Pension and postretirement benefits	$190,114	$173,388
Deferred taxes	47,037	50,323
Deferred compensation	7,637	8,386
Insurance accruals	10,541	9,350
Legal and environmental	31,010	33,305
Uncertain tax positions	111,861	120,737
Other	24,270	18,783
Retirement obligations and other liabilities	$422,470	$414,272

10.	EQUITY METHOD INVESTMENTS
As of December 31, 2011, we had investments in eight joint ventures (one located in each of Japan, South Korea, Saudi Arabia and the United Arab Emirates and two located in each of China and India) that were accounted for using the equity method. Summarized below is combined financial statement information, based on the most recent financial information (unaudited), for those investments:

	Year Ended December 31,
	2011	2010	2009
	(Amounts in thousands)
Revenues	$313,059	$236,285	$208,544
Gross profit	94,389	77,047	75,285
Income before provision for income taxes	67,098	55,217	53,484
Provision for income taxes(1)	(19,609)	(14,402)	(15,051)
Net income	$47,489	$40,815	$38,433
_______________________________________

(1)
The provision for income taxes is based on the tax laws and rates in the countries in which our investees operate. The taxation regimes vary not only by their nominal rates, but also by the allowability of deductions, credits and other benefits.

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2011	2010
	(Amounts in thousands)
Current assets	$176,989	$186,306
Noncurrent assets	60,694	41,323
Total assets	$237,683	$227,629
Current liabilities	$76,680	$65,120
Noncurrent liabilities	4,820	6,464
Shareholders’ equity	156,183	156,045
Total liabilities and shareholders’ equity	$237,683	$227,629

Reconciliation of net income per combined income statement information to equity in income from investees per our consolidated statements of income is as follows:

	Year Ended December 31,
	2011	2010	2009
	(Amounts in thousands)
Equity income based on stated ownership percentages	$20,782	$17,253	$16,630
Adjustments due to currency translation, U.S. GAAP conformity, taxes on dividends and other adjustments	(1,671)	(604)	(794)
Net earnings from affiliates	$19,111	$16,649	$15,836

Our investments in unconsolidated affiliates were $70.3 million and $71.3 million as of December 31, 2011 and 2010, respectively, recorded in other assets, net on the balance sheet.

11.	DEBT AND LEASE OBLIGATIONS
Debt, including capital lease obligations, consisted of:

	December 31,
	2011	2010
	(Amounts in thousands)
Term Loan, interest rate of 2.58% and 2.30% at December 31, 2011 and 2010, respectively	$475,000	$500,000
Capital lease obligations and other borrowings	30,216	27,711
Debt and capital lease obligations	505,216	527,711
Less amounts due within one year	53,623	51,481
Total debt due after one year	$451,593	$476,230

Scheduled maturities of the Credit Facilities (as described below), as well as capital lease obligations and other borrowings, are:

	Term Loan	Other Debt & Capital Lease	Total
	(Amounts in thousands)
2012	$25,000	$28,623	$53,623
2013	50,000	1,593	51,593
2014	50,000	—	50,000
2015	350,000	—	350,000
2016 and thereafter	—	—	—
Total	$475,000	$30,216	$505,216

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Facilities
On December 14, 2010 we entered into a credit agreement ("Credit Agreement") with Bank of America, N.A., as swingline lender, letter of credit issuer and administrative agent, and the other lenders party thereto (together, the "Lenders"). The Credit Agreement provides for a $500.0 million term loan facility with a maturity date of December 14, 2015 and a $500.0 million revolving credit facility with a maturity date of December 14, 2015 (collectively referred to as "Credit Facilities"). The revolving credit facility includes a $300.0 million sublimit for the issuance of letters of credit. Subject to certain conditions, we have the right to increase the amount of the revolving credit facility by an aggregate amount not to exceed $200.0 million.
At December 31, 2011 we had $9.8 million in deferred loan costs included in other assets, net. These costs are being amortized over the term of the Credit Agreement and are recorded in interest expense.
At December 31, 2011 and 2010, we had no amounts outstanding under the revolving credit facility, respectively. We had outstanding letters of credit of $147.4 million and $133.9 million at December 31, 2011 and 2010, respectively, which reduced our borrowing capacity to $352.6 million and $366.1 million, respectively.
Borrowings under our Credit Facilities, other than in respect of swingline loans, bear interest at a rate equal to, at our option, either (1) the London Interbank Offered Rate ("LIBOR") plus 1.75% to 2.50%, as applicable, depending on our consolidated leverage ratio, or, (2) the base rate which is based on the greater of the prime rate most recently announced by the administrative agent under our Credit Facilities or the Federal Funds rate plus 0.50%, or (3) a daily rate equal to the one month LIBOR plus 1.0% plus an applicable margin of 0.75% to 1.50% determined by reference to the ratio of our total debt to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA"). The applicable interest rate as of December 31, 2011 was 2.58% for borrowings under our New Credit Facilities. In connection with our Credit Facilities, we have entered into $330.0 million of notional amount of interest rate swaps at December 31, 2011 to hedge exposure to floating interest rates.
We pay the Lenders under the Credit Facilities a commitment fee equal to a percentage ranging from 0.30% to 0.50%, determined by reference to the ratio of our total debt to consolidated EBITDA, of the unutilized portion of the revolving credit facility, and letter of credit fees with respect to each standby letter of credit outstanding under our Credit Facilities equal to a percentage based on the applicable margin in effect for LIBOR borrowings under the revolving credit facility. The fees for financial and performance standby letters of credit are 2.0% and 1.0%, respectively.
Our obligations under the Credit Facilities are unconditionally guaranteed, jointly and severally, by substantially all of our existing and subsequently acquired or organized domestic subsidiaries and 65% of the capital stock of certain foreign subsidiaries, subject to certain controlled company and materiality exceptions. The Lenders have agreed to release the collateral if we achieve an Investment Grade Rating by both Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services for our senior unsecured, non-credit-enhanced, long-term debt (in each case, with an outlook of stable or better), with the understanding that identical collateral will be required to be pledged to the Lenders anytime following a release of the collateral that the Investment Grade Rating is not maintained. In addition, prior to our obtaining and maintaining investment grade credit ratings, our and the guarantors’ obligations under the Credit Facilities are collateralized by substantially all of our and the guarantors’ assets. We have not achieved these ratings as of December 31, 2011.
Our Credit Agreement contains, among other things, covenants defining our and our subsidiaries’ ability to dispose of assets, merge, pay dividends, repurchase or redeem capital stock and indebtedness, incur indebtedness and guarantees, create liens, enter into agreements with negative pledge clauses, make certain investments or acquisitions, enter into transactions with affiliates or engage in any business activity other than our existing business. Our Credit Agreement also contains covenants requiring us to deliver to lenders our leverage and interest coverage financial covenant certificates of compliance. The maximum permitted leverage ratio is 3.25 times debt to total consolidated EBITDA. The minimum interest coverage is 3.25 times consolidated EBITDA to total interest expense. Compliance with these financial covenants under our Credit Agreement is tested quarterly. We complied with the covenants through December 31, 2011.
Our Credit Agreement includes customary events of default, including nonpayment of principal or interest, violation of covenants, incorrectness of representations and warranties, cross defaults and cross acceleration, bankruptcy, material judgments, Employee Retirement Income Security Act of 1974, as amended ("ERISA"), events, actual or asserted invalidity of the guarantees or the security documents, and certain changes of control of our company. The occurrence of any event of default could result in the acceleration of our and the guarantors’ obligations under the Credit Facilities.
Repayment of Obligations — We made total scheduled repayments under our current Credit Agreement and previous credit agreement of $25.0 million, $4.3 million, and $5.7 million in 2011, 2010 and 2009, respectively. We made no mandatory repayments or optional prepayments in 2011, 2010 or 2009, with the exception of the proceeds advanced under the term loan facility of our Credit Agreement, along with approximately $40 million of cash on hand that were used to repay all previously outstanding

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indebtedness under our previous credit agreement, which included a $600.0 million term loan and $400.0 million revolving line of credit.
We may prepay loans under our Credit Facilities in whole or in part, without premium or penalty, at any time.
European Letter of Credit Facilities — On October 30, 2009, we entered into a new 364-day unsecured European Letter of Credit Facility ("New European LOC Facility") with an initial commitment of €125.0 million. The New European LOC Facility is renewable annually and, consistent with our previous European Letter of Credit Facility ("Old European LOC Facility"), is used for contingent obligations in respect of surety and performance bonds, bank guarantees and similar obligations with maturities up to five years. We renewed the New European LOC Facility in October 2011 consistent with its terms for an additional 364-day period. We pay fees between 1.10% and 1.35% for utilized capacity and 0.40% for unutilized capacity under our New European LOC Facility. We had outstanding letters of credit drawn on the New European LOC Facility of €81.0 million ($105.0 million) and €55.7 million ($74.5 million) as of December 31, 2011 and 2010, respectively.
Our ability to issue additional letters of credit under our Old European LOC Facility, which had a commitment of €110.0 million, expired November 9, 2009. We paid annual and fronting fees of 0.875% and 0.10%, respectively, for letters of credit written against the Old European LOC Facility. We had outstanding letters of credit written against the Old European LOC Facility of €12.2 million ($15.8 million) and €33.3 million ($44.5 million) as of December 31, 2011 and 2010, respectively.
Certain banks are parties to both facilities and are managing their exposures on an aggregated basis. As such, the commitment under the New European LOC Facility is reduced by the face amount of existing letters of credit written against the Old European LOC Facility prior to its expiration. These existing letters of credit will remain outstanding, and accordingly offset the €125.0 million capacity of the New European LOC Facility until their maturity, which, as of December 31, 2011, was approximately one year for the majority of the outstanding existing letters of credit. After consideration of outstanding commitments under both facilities, the available capacity under the New European LOC Facility was €116.7 million as of December 31, 2011, of which €81.0 million has been utilized.
Operating Leases — We have non-cancelable operating leases for certain offices, service and quick response centers, certain manufacturing and operating facilities, machinery, equipment and automobiles. Rental expense relating to operating leases was $52.8 million, $46.9 million and $49.0 million in 2011, 2010 and 2009, respectively.
The future minimum lease payments due under non-cancelable operating leases are (amounts in thousands):

Year Ended December 31,
2012	$48,672
2013	41,042
2014	30,333
2015	22,083
2016	16,502
Thereafter	31,020
Total minimum lease payments	$189,652

12.	PENSION AND POSTRETIREMENT BENEFITS
We sponsor several noncontributory defined benefit pension plans, covering substantially all U.S. employees and certain non-U.S. employees, which provide benefits based on years of service, age, job grade levels and type of compensation. Retirement benefits for all other covered employees are provided through contributory pension plans, cash balance pension plans and government-sponsored retirement programs. All funded defined benefit pension plans receive funding based on independent actuarial valuations to provide for current service and an amount sufficient to amortize unfunded prior service over periods not to exceed 30 years, with funding falling within the legal limits prescribed by prevailing regulation. We also maintain unfunded defined benefit plans that, as permitted by local regulations, receive funding only when benefits become due.
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

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The asset allocation of our defined benefit plans reflect our decision about the proportion of the investment in equity and fixed income securities, and, where appropriate, the various sub-asset classes of each. At least annually, we complete a comprehensive review of our asset allocation policy and the underlying assumptions, which includes our long-term capital markets rate of return assumptions and our risk tolerances relative to our defined benefit plan liabilities.
The expected rates of return on defined benefit plan assets are derived from review of the asset allocation strategy, expected long-term performance of asset classes, risks and other factors adjusted for our specific investment strategy. These rates are impacted by changes in general market conditions, but because they are long-term in nature, short-term market changes do not significantly impact the rates.
Our U.S. defined benefit plan assets consist of a balanced portfolio of U.S. equity and fixed income securities. Our non-U.S. defined benefit plan assets include a significant concentration of United Kingdom ("U.K.") equity and fixed income securities. We monitor investment allocations and manage plan assets to maintain acceptable levels of risk. In addition, certain of our defined benefit plans hold investments in European equity and fixed income securities.
For all periods presented, we used a measurement date of December 31 for all of our worldwide pension and postretirement medical plans.
U.S. Defined Benefit Plans — We maintain qualified and non-qualified defined benefit pension plans in the U.S. The qualified plan provides coverage for substantially all full-time U.S. employees who receive benefits, up to an earnings threshold specified by the U.S. Department of Labor. The non-qualified plans primarily cover a small number of employees including current and former members of senior management, providing them with benefit levels equivalent to other participants, but that are otherwise limited by U.S. Department of Labor rules. The U.S. plans are designed to operate as "cash balance" arrangements, under which the employee has the option to take a lump sum payment at the end of their service. The total accumulated benefit obligation is equivalent to the total projected benefit obligation ("Benefit Obligation").
The following are assumptions related to the U.S. defined benefit pension plans:

	Year Ended December 31,
	2011	2010	2009
Weighted average assumptions used to determine Benefit Obligations:
Discount rate	4.50%	5.00%	5.50%
Rate of increase in compensation levels	4.25	4.25	4.80
Weighted average assumptions used to determine net pension expense:
Long-term rate of return on assets	6.25%	7.00%	7.75%
Discount rate	5.00	5.50	6.75
Rate of increase in compensation levels	4.25	4.80	4.80

At December 31, 2011 as compared to December 31, 2010, we decreased our discount rate from 5.00% to 4.50% based on an analysis of publicly-traded investment grade U.S. corporate bonds, which had a lower yield due to current market conditions. At December 31, 2011 as compared to December 31, 2010 our average assumed rate of compensation remained constant at 4.25%. In determining 2011 expense, we decreased the expected rate of return on assets from 7.00% to 6.25%, primarily based on our target allocations and expected long-term asset returns. The long-term rate of return assumption is calculated using a quantitative approach that utilizes unadjusted historical returns and asset allocation as inputs for the calculation.

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net pension expense for the U.S. defined benefit pension plans (including both qualified and non-qualified plans) was:

	Year Ended December 31,
	2011	2010	2009
	(Amounts in thousands)
Service cost	$19,754	$20,460	$18,471
Interest cost	17,217	17,941	19,247
Expected return on plan assets	(21,692)	(24,066)	(22,152)
Settlement and curtailment of benefits	—	757	—
Amortization of unrecognized prior service benefit	(1,238)	(1,239)	(1,259)
Amortization of unrecognized net loss	10,784	9,492	6,502
U.S. net pension expense	$24,825	$23,345	$20,809

The estimated prior service benefit for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into U.S. pension expense in 2012 is $1.2 million. The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into U.S. pension expense in 2012 is $12.3 million. We amortize estimated prior service benefits and estimated net losses over the remaining expected service period.
The following summarizes the net pension liability for U.S. plans:

	December 31,
	2011	2010
	(Amounts in thousands)
Plan assets, at fair value	$349,986	$345,710
Benefit Obligation	(387,131)	(361,766)
Funded status	$(37,145)	$(16,056)

The following summarizes amounts recognized in the balance sheet for U.S. plans:

	December 31,
	2011	2010
	(Amounts in thousands)
Current liabilities	$(346)	$(343)
Noncurrent liabilities	(36,799)	(15,713)
Funded status	$(37,145)	$(16,056)

The following is a summary of the changes in the U.S. defined benefit plans’ pension obligations:

	2011	2010
	(Amounts in thousands)
Balance — January 1	$361,766	$345,981
Service cost	19,754	20,460
Interest cost	17,217	17,941
Settlements, plan amendments and other	—	(3,148)
Actuarial loss	14,455	7,846
Benefits paid	(26,061)	(27,314)
Balance — December 31	$387,131	$361,766
Accumulated benefit obligations at December 31	$387,131	$361,766

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the expected cash benefit payments for the U.S. defined benefit pension plans in the future (amounts in millions):

2012	$32.6
2013	34.1
2014	34.8
2015	35.8
2016	35.5
2017-2021	195.7

The following table shows the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in Benefit Obligations for U.S. plans, net of tax:

	2011	2010	2009
	(Amounts in thousands)
Balance — January 1	$(95,258)	$(103,946)	$(108,104)
Amortization of net loss	6,718	6,063	4,280
Amortization of prior service benefit	(771)	(791)	(829)
Net (loss) gain arising during the year	(9,434)	3,509	773
New prior service cost arising during the year	—	(93)	(66)
Balance — December 31	$(98,745)	$(95,258)	$(103,946)

Amounts recorded in accumulated other comprehensive loss consist of:

	December 31,
	2011	2010
	(Amounts in thousands)
Unrecognized net loss	$(98,869)	$(96,164)
Unrecognized prior service benefit	124	906
Accumulated other comprehensive loss, net of tax:	$(98,745)	$(95,258)

The following is a reconciliation of the U.S. defined benefit pension plans’ assets:

	2011	2010
	(Amounts in thousands)
Balance — January 1	$345,710	$306,288
Return on plan assets	21,466	36,400
Company contributions	8,871	33,380
Benefits paid	(26,061)	(27,314)
Settlements	—	(3,044)
Balance — December 31	$349,986	$345,710

We contributed $8.9 million and $33.4 million to the U.S. defined benefit pension plans during 2011 and 2010, respectively. These payments exceeded the minimum funding requirements mandated by the U.S. Department of Labor rules. Our estimated contribution in 2012 is expected to be between $20 million and $25 million, excluding direct benefits paid.

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All U.S. defined benefit plan assets are held by the qualified plan. The asset allocation for the qualified plan at the end of 2011 and 2010 by asset category, are as follows:

	Target Allocation at December 31,		Percentage of Actual Plan Assets at December 31,
Asset category	2011	2010	2011	2010
U.S. Large Cap	28%	35%	28%	35%
U.S. Small Cap	4%	5%	4%	5%
International Large Cap	14%	10%	14%	10%
Emerging Markets(1)	4%	0%	4%	0%
Equity securities	50%	50%	50%	50%
Long-Term Government / Credit	21%	29%	21%	29%
Intermediate Bond	29%	21%	29%	21%
Fixed income	50%	50%	50%	50%
Multi-strategy hedge fund	0%	0%	0%	0%
Other	0%	0%	0%	0%
Other(2)	0%	0%	0%	0%
_______________________________________

(1)	Less than 1% of holdings are in the Emerging Markets category in 2010.

(2)	Less than 1% of holdings are in the Other category in 2011 and 2010.
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
Plan assets are invested in commingled funds and the individual funds are actively managed with the intent to outperform specified benchmarks. Our "Pension and Investment Committee" is responsible for setting the investment strategy and the target asset allocation, as well as selecting individual funds. As the qualified plan is approaching fully funded status, we are working toward the implementation of a Liability-Driven Investing ("LDI") strategy, which will more closely align the duration of the assets with the duration of the liabilities. An LDI strategy will result in an asset portfolio that more closely matches the behavior of the liability, thereby protecting the funded status of the plan.

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The plan’s financial instruments, shown below, are presented at fair value. See Note 1 for further discussions on how the hierarchical levels of the fair values of the Plan’s investments are determined. The fair values of our U.S. defined benefit plan assets were:

	At December 31, 2011				At December 31, 2010
		Hierarchical Levels				Hierarchical Levels
	Total	I	II	III	Total	I	II	III
	(Amounts in thousands)				(Amounts in thousands)
Cash	$72	$72	$—	$—	$550	$550	$—	$—
Commingled Funds:
Equity securities
U.S. Large Cap(a)	97,972	—	97,972	—	120,285	—	120,285	—
U.S. Small Cap(b)	13,996	—	13,996	—	17,111	—	17,111	—
International Large Cap(c)	48,986	—	48,986	—	34,353	—	34,353	—
Emerging Markets(d)	13,996	—	13,996	—	—	—	—	—
Fixed income securities
Long-Term Government/Credit(e)	75,228	—	75,228	—	99,124	—	99,124	—
Intermediate Bond(f)	99,721	—	99,721	—	73,988	—	73,988	—
Other types of investments:
Multi-strategy hedge fund(g)	—	—	—	—	299	—	—	299
Other(h)	15	—	15	—		—	—	—
	$349,986	$72	$349,914	$—	$345,710	$550	$344,861	$299
_______________________________________

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

(d)
Emerging Markets funds represent a diversified portfolio that seeks high, long-term returns comparable to investments in emerging markets by investing in stocks from newly developed emerging market economies.

(e)
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

(g)	Multi-strategy hedge funds represents a fund of hedge funds that invest in a variety of private equity funds and real estate. Level III rollforward details have not been provided due to immateriality.

(h)	Details have not been provided due to immateriality.
Non-U.S. Defined Benefit Plans — We maintain defined benefit pension plans, which cover some or all of the employees in the following countries: Austria, France, Germany, India, Indonesia, Italy, Japan, Mexico, The Netherlands, Sweden and the U.K. The assets in the U.K. (two plans) and The Netherlands (one plan) represent 98% of the total non-U.S. plan assets ("non-U.S. assets"). Details of other countries’ assets have not been provided due to immateriality.

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following are assumptions related to the non-U.S. defined benefit pension plans:

	Year Ended December 31,
	2011	2010	2009
Weighted average assumptions used to determine Benefit Obligations:
Discount rate	5.09%	5.13%	5.41%
Rate of increase in compensation levels	3.56	3.46	3.58
Weighted average assumptions used to determine net pension expense:
Long-term rate of return on assets	6.13%	6.21%	4.38%
Discount rate	5.13	5.41	5.47
Rate of increase in compensation levels	3.46	3.58	3.07

At December 31, 2011 as compared to December 31, 2010, we decreased our average discount rate for non-U.S. plans from 5.13% to 5.09% based primarily on lower applicable corporate AA bond yields for the U.K., partially offset by higher applicable corporate AA bond yields for the Euro zone. In determining 2011 expense, we decreased our average rate of return on assets from 6.21% at December 31, 2010 to 6.13% at December 31, 2011, primarily as a result of the decrease in the U.K. rate of return on assets resulting from changes in the target allocations. As the expected rate of return on plan assets is long-term in nature, short-term market changes do not significantly impact the rates.
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
Net pension expense for non-U.S. defined benefit pension plans was:

	Year Ended December 31,
	2011	2010	2009
	(Amounts in thousands)
Service cost	$5,113	$4,691	$3,950
Interest cost	13,867	12,776	12,099
Expected return on plan assets	(8,382)	(7,164)	(4,373)
Amortization of unrecognized net loss	2,172	2,367	2,604
Settlement and other	239	131	607
Non-U.S. net pension expense	$13,009	$12,801	$14,887

The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into non-U.S. pension expense in 2012 is $3.8 million. We amortize estimated net losses over the remaining expected service period or over the remaining expected lifetime of inactive participants for plans with only inactive participants.
The following summarizes the net pension liability for non-U.S. plans:

	December 31,
	2011	2010
	(Amounts in thousands)
Plan assets, at fair value	$145,112	$133,944
Benefit Obligation	(271,638)	(263,970)
Funded status	$(126,526)	$(130,026)

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes amounts recognized in the balance sheet for non-U.S. plans:

	December 31,
	2011	2010
\	(Amounts in thousands)
Noncurrent assets	$3,257	$14
Current liabilities	(7,909)	(7,775)
Noncurrent liabilities	(121,874)	(122,265)
Funded status	$(126,526)	$(130,026)
The following is a reconciliation of the non-U.S. plans’ defined benefit pension obligations:

	2011	2010
	(Amounts in thousands)
Balance — January 1	$263,970	$260,765
Service cost	5,113	4,691
Interest cost	13,867	12,776
Employee contributions	345	512
Plan amendments and other	(1,511)	1,414
Actuarial loss(1)	10,693	8,329
Net benefits and expenses paid	(15,525)	(13,257)
Currency translation impact(2)	(5,314)	(11,260)
Balance — December 31	$271,638	$263,970
Accumulated benefit obligations at December 31	$252,795	$237,916
_______________________________________

(1)	The actuarial losses primarily reflect the impact of assumption changes in the U.K. plans.

(2)	The currency translation impact in 2010 reflects the strengthening of the U.S. dollar exchange rate against our significant currencies, primarily the British pound and the Euro.
The following table summarizes the expected cash benefit payments for the non-U.S. defined benefit plans in the future (amounts in millions):

2012	$13.8
2013	13.1
2014	14.2
2015	14.9
2016	15.3
2017-2021	87.3

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in Benefit Obligations for non-U.S. plans, net of tax:

	2011	2010	2009
	(Amounts in thousands)
Balance — January 1	$(38,819)	$(39,649)	$(34,156)
Amortization of net loss	1,609	1,349	2,049
Net loss arising during the year	(6,763)	(1,305)	(5,018)
Settlement loss	155	75	426
Prior service cost arising during the year	191	(677)	—
Currency translation impact and other	517	1,388	(2,950)
Balance — December 31	$(43,110)	$(38,819)	$(39,649)

Amounts recorded in accumulated other comprehensive loss consist of:

	December 31,
	2011	2010
	(Amounts in thousands)
Unrecognized net loss	$(42,433)	$(37,704)
Unrecognized prior service cost	(677)	(1,115)
Accumulated other comprehensive loss, net of tax:	$(43,110)	$(38,819)

The following is a reconciliation of the non-U.S. plans’ defined benefit pension assets:

	2011	2010
	(Amounts in thousands)
Balance — January 1	$133,944	$120,897
Return on plan assets	10,279	13,237
Employee contributions	345	512
Company contributions	18,149	16,840
Currency translation impact and other	(1,797)	(4,285)
Net benefits and expenses paid	(15,525)	(13,257)
Settlements	(283)	—
Balance — December 31	$145,112	$133,944
Our contributions to non-U.S. defined benefit pension plans in 2012 are expected to be approximately $10 million, excluding direct benefits paid.

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The asset allocations for the non-U.S. defined benefit pension plans at the end of 2011 and 2010 are as follows:

	Target Allocation at December 31,		Percentage of Actual Plan Assets at December 31,
Asset category	2011	2010	2011	2010
North American Companies	5%	5%	5%	5%
U.K. Companies	20%	26%	20%	26%
European Companies	6%	7%	6%	7%
Asian Pacific Companies	5%	6%	5%	6%
Global Equity	1%	3%	1%	3%
Emerging Markets(1)	0%	0%	0%	0%
Equity securities	37%	47%	37%	47%
U.K. Government Gilt Index	21%	18%	21%	18%
U.K. Corporate Bond Index	17%	15%	17%	15%
Global Fixed Income Bond	23%	18%	23%	18%
Fixed income	61%	51%	61%	51%
Other	2%	2%	2%	2%
_______________________________________

(1)	Less than 1% of holdings are in the Emerging Markets category in 2010.
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
Asset allocation differs by plan based upon the plan’s Benefit Obligation to participants, as well as the results of asset and liability studies that are conducted for each plan and in consideration of our future cash flow needs. Professional money management firms manage plan assets and we engage consultants in the U.K. and The Netherlands to assist in evaluation of these activities. The assets of the U.K. plans are overseen by a group of Trustees who review the investment strategy, asset allocation and fund selection. These assets are passively managed as they are invested in index funds that attempt to match the performance of the specified benchmark index. The assets of The Netherlands plan are independently managed by an outside service provider.

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the non-U.S. assets were:

	At December 31, 2011				At December 31, 2010
		Hierarchical Levels				Hierarchical Levels
	Total	I	II	III	Total	I	II	III
	(Amounts in thousands)				(Amounts in thousands)
Cash	$453	$453	$—	$—	$58	$58	$—	$—
Commingled Funds:
Equity securities
North American Companies(a)	7,276	—	7,276	—	7,141	—	7,141	—
U.K. Companies(b)	28,372	—	28,372	—	34,275	—	34,275	—
European Companies (c)	8,459	—	8,459	—	9,405	—	9,405	—
Asian Pacific Companies(d)	6,722	—	6,722	—	7,553	—	7,553	—
Global Equity(e)	1,745	—	1,745	—	3,590	—	3,590	—
Emerging Markets(f)	—	—	—	—	282	—	282	—
Fixed income securities
U.K. Government Gilt Index(g)	30,707	—	30,707	—	24,189	—	24,189	—
U.K. Corporate Bond Index(h)	25,004	—	25,004	—	19,867	—	19,867	—
Global Fixed Income Bond(i)	33,743	—	33,743	—	24,384	—	24,384	—
Other(j)	2,631	—	—	2,631	3,200	—	—	3,200
	$145,112	$453	$142,028	$2,631	$133,944	$58	$130,686	$3,200
_______________________________________

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

(i)
Global Fixed Income Bond represents mostly European fixed income investment funds that are actively managed, diversified and primarily invested in traditional government bonds, high-quality corporate bonds, asset backed securities, emerging market debt and high yield corporates.

(j)	Includes assets held by plans outside the U.K. and The Netherlands. Details, including Level III rollforward details, have not been provided due to immateriality.

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Defined Benefit Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets — The following summarizes key pension plan information regarding U.S. and non-U.S. plans whose accumulated benefit obligations exceed the fair value of their respective plan assets.

	December 31,
	2011	2010
	(Amounts in thousands)
Benefit Obligation	$640,162	$518,443
Accumulated benefit obligation	623,169	510,302
Fair value of plan assets	473,801	379,351

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
The following are assumptions related to postretirement benefits:

	Year Ended December 31,
	2011	2010	2009
Weighted average assumptions used to determine Benefit Obligation:
Discount rate	4.25%	4.75%	5.25%
Weighted average assumptions used to determine net expense:
Discount rate	4.75%	5.25%	6.50%

The assumed ranges for the annual rates of increase in medical costs used to determine net expense were 8.5% for 2011, 9.0% for 2010 and 9.0% for 2009, with a gradual decrease to 5.0% for 2032 and future years.
Net postretirement benefit income for postretirement medical plans was:

	Year Ended December 31,
	2011	2010	2009
	(Amounts in thousands)
Service cost	$12	$28	$42
Interest cost	1,782	1,940	2,493
Amortization of unrecognized prior service benefit	(1,558)	(1,916)	(1,974)
Amortization of unrecognized net gain	(1,463)	(2,480)	(2,903)
Net postretirement benefit income	$(1,227)	$(2,428)	$(2,342)

The estimated prior service benefit for postretirement medical plans that will be amortized from accumulated other comprehensive loss into U.S. pension expense in 2012 is less than $0.1 million. The estimated net gain for postretirement medical plans that will be amortized from accumulated other comprehensive loss into U.S. expense in 2012 is $2.0 million.
The following summarizes the accrued postretirement benefits liability for the postretirement medical plans:

	December 31,
	2011	2010
	(Amounts in thousands)
Postretirement Benefit Obligation	$35,045	$39,053
Funded status	$(35,045)	$(39,053)

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes amounts recognized in the balance sheet for postretirement Benefit Obligation:

	December 31,
	2011	2010
	(Amounts in thousands)
Current liabilities	$(4,278)	$(4,683)
Noncurrent liabilities	(30,767)	(34,370)
Funded status	$(35,045)	$(39,053)

The following is a reconciliation of the postretirement Benefit Obligation:

	2011	2010
	(Amounts in thousands)
Balance — January 1	$39,053	$40,170
Service cost	12	28
Interest cost	1,782	1,940
Employee contributions	2,445	2,492
Medicare subsidies receivable	450	359
Actuarial (gain) loss	(1,877)	679
Net benefits and expenses paid	(6,820)	(6,615)
Balance — December 31	$35,045	$39,053

The following presents expected benefit payments for future periods (amounts in millions):

	Expected Payments	Medicare Subsidy
2012	$4.4	$0.2
2013	4.1	0.2
2014	3.8	0.2
2015	3.6	0.2
2016	3.4	0.2
2017-2021	12.9	0.8

The following table shows the change in accumulated other comprehensive loss attributable to the components of the net cost and the change in Benefit Obligations for postretirement benefits, net of tax:

	2011	2010	2009
	(Amounts in thousands)
Balance — January 1	$7,793	$10,915	$13,183
Amortization of net gain	(911)	(1,525)	(2,016)
Amortization of prior service benefit	(971)	(1,179)	(1,371)
Net gain (loss) arising during the year	1,170	(418)	1,119
Balance — December 31	$7,081	$7,793	$10,915

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts recorded in accumulated other comprehensive loss consist of:

	December 31,
	2011	2010
	(Amounts in thousands)
Unrecognized net gain	$7,055	$6,774
Unrecognized prior service benefit	26	1,019
Accumulated other comprehensive income, net of tax:	$7,081	$7,793

We made contributions to the postretirement medical plans to pay benefits of $3.9 million in 2011, $3.8 million in 2010 and $3.8 million in 2009. Because the postretirement medical plans are unfunded, we make contributions as the covered individuals’ claims are approved for payment. Accordingly, contributions during any period are directly correlated to the benefits paid.
Assumed health care cost trend rates have an effect on the amounts reported for the postretirement medical plans. A one-percentage point change in assumed health care cost trend rates would have the following effect on the 2011 reported amounts (in thousands):

	1% Increase	1% Decrease
Effect on postretirement Benefit Obligation	$436	$(424)
Effect on service cost plus interest cost	17	(16)

Defined Contribution Plans — We sponsor several defined contribution plans covering substantially all U.S. and Canadian employees and certain other non-U.S. employees. Employees may contribute to these plans, and these contributions are matched in varying amounts by us, including opportunities for discretionary matching contributions by us. Defined contribution plan expense was $17.8 million in 2011, $17.3 million in 2010 and $16.7 million in 2009.
Participants in the U.S. defined contribution plan have the option to invest in our common stock and, prior to 2009, discretionary contributions by us were funded with our common stock; therefore, the plan assets include such holdings of our common stock.

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

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Export Compliance

As previously reported, in March 2006, we initiated a voluntary systematic process to determine our compliance with respect to U.S. export control and economic sanctions laws and regulations. Our process included the onsite review of approximately 40 sites globally and addressed the period of October 1, 2002 through October 1, 2007. At the end of 2008, we completed comprehensive disclosures to the Commerce Department's Bureau of Industry and Security ("BIS") and the Treasury Department's Office of Foreign Assets Control ("OFAC") regarding the results of our review process, and we continued to work closely with authorities over the next several years to supplement and clarify specific aspects of our voluntary disclosures.

Based on the results of our review process, we determined and voluntarily self-disclosed that certain of our domestic and foreign affiliates engaged in unlicensed exports and reexports of pumps, valves and related components to Iran, Syria, Sudan, Cuba and various other countries. As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and as disclosed in the public releases of both BIS and OFAC, in late September 2011, we entered into settlement agreements with both BIS and OFAC that resolved in full all matters contained in our voluntary self-disclosures. Under the settlements, we agreed to pay a civil penalty of $2.5 million to BIS to settle 228 charges of unlicensed exports and reexports to Iran, Syria and various other countries and $0.5 million to OFAC to settle charges alleging 58 violations of OFAC's Iranian, Cuban and Sudanese sanctioned programs. As a part of our settlement with BIS, we also agreed to conduct a one-time, post-settlement compliance audit of 16 company sites located in the U.S. and overseas. The full amount of the civil penalties and the expected cost of the audit approximated the reserve previously established for the matter. As disclosed, effective January 1, 2012, our foreign subsidiaries substantially completed the voluntary winding down of business in these countries.
Other

We are currently involved as a potentially responsible party at seven former public waste disposal sites in various stages of evaluation or remediation. The projected cost of remediation at these sites, as well as our alleged “fair share” allocation, will remain uncertain until all studies have been completed and the parties have either negotiated an amicable resolution or the matter has been judicially resolved. At each site, there are many other parties who have similarly been identified. Many of the other parties identified are financially strong and solvent companies that appear able to pay their share of the remediation costs. Based on our information about the waste disposal practices at these sites and the environmental regulatory process in general, we believe that it is likely that ultimate remediation liability costs for each site will be apportioned among all liable parties, including site owners and waste transporters, according to the volumes and/or toxicity of the wastes shown to have been disposed of at the sites. We believe that our exposure for existing disposal sites will not be material.

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
We have recorded reserves for product warranty claims that are included in both current and noncurrent liabilities. The following is a summary of the activity in the warranty reserve:

	2011	2010	2009
	(Amounts in thousands)
Balance — January 1	$34,374	$38,024	$36,936
Accruals for warranty expense, net of adjustments	35,535	24,779	34,456
Settlements made	(31,876)	(28,429)	(33,368)
Balance — December 31	$38,033	$34,374	$38,024

15.	SHAREHOLDERS’ EQUITY
On February 20, 2012, our Board of Directors authorized an increase in the payment of quarterly dividends on our common stock from $0.32 per share to $0.36 per share payable quarterly beginning on April 13, 2012. On February 21, 2011, our Board of Directors authorized an increase in the payment of quarterly dividends on our common stock from $0.29 per share to $0.32 per share payable quarterly beginning on April 14, 2011. On February 22, 2010, our Board of Directors authorized an increase in the payment of quarterly dividends on our common stock from $0.27 per share to $0.29 per share payable quarterly beginning on April 7, 2010. Generally, our dividend date-of-record is in the last month of the quarter, and the dividend is paid the following month.
On February 27, 2008, our Board of Directors announced the approval of a program to repurchase up to $300.0 million of our outstanding common stock, which concluded in the fourth quarter of 2011. On September 12, 2011, our Board of Directors announced the approval of a new program to repurchase up to $300.0 million of our outstanding common stock over an unspecified time period. We repurchased $7.3 million and $101.6 million of our common stock under the old and new programs, respectively, in the fourth quarter of 2011. On December 15, 2011, the Board of Directors announced the approval of the replenishment of the new $300.0 million share repurchase program, providing the full $300.0 million in remaining authorized repurchase capacity at December 31, 2011. Our share repurchase program does not have an expiration date, and we reserve the right to limit or terminate the repurchase program at any time without notice.
We repurchased 1,482,833, 450,000 and 544,500 shares for $150.0 million, $46.0 million and $40.9 million during 2011, 2010 and 2009, respectively. To date, we have repurchased a total of 4,218,433 shares for $401.9 million under these programs.

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	INCOME TAXES
The provision for income taxes consists of the following:

	Year Ended December 31,
	2011	2010	2009
	(Amounts in thousands)
Current:
U.S. federal	$42,596	$12,557	$19,544
Non-U.S.	95,677	93,046	125,160
State and local	6,567	1,468	6,566
Total current	144,840	107,071	151,270
Deferred:
U.S. federal	19,086	34,732	3,842
Non-U.S.	(11,918)	(2,830)	1,118
State and local	6,516	2,623	230
Total deferred	13,684	34,525	5,190
Total provision	$158,524	$141,596	$156,460

The expected cash payments for the current income tax expense for 2011, 2010 and 2009 were reduced by $5.7 million, $10.0 million and $0.4 million, respectively, as a result of tax deductions related to the exercise of non-qualified employee stock options and the vesting of restricted stock. The income tax benefit resulting from these stock-based compensation plans has increased capital in excess of par value.
The provision for income taxes differs from the statutory corporate rate due to the following:

	Year Ended December 31,
	2011	2010	2009
	(Amounts in millions)
Statutory federal income tax at 35%	$205.7	$185.6	$204.7
Foreign impact, net	(55.0)	(37.6)	(49.1)
Change in valuation allowances	3.6	(2.3)	(1.1)
State and local income taxes, net	13.1	4.1	6.8
Meals and entertainment	0.8	0.9	0.9
Other	(9.7)	(9.1)	(5.7)
Total	$158.5	$141.6	$156.5
Effective tax rate	27.0%	26.7%	26.8%

The net increase (decrease) in valuation allowances in the rate reconciliation above includes a net increase (reduction) of foreign valuation allowances of $3.5 million, $(2.3) million and $0.9 million in 2011, 2010 and 2009, respectively.
The 2011, 2010 and 2009 effective tax rates differed from the federal statutory rate of 35% primarily due to the net impact of foreign operations, which included the impacts of lower foreign tax rates, and changes in our reserves established for uncertain tax positions.
We assert permanent reinvestment on the majority of invested capital and unremitted foreign earnings in our foreign subsidiaries. However, we do not assert permanent reinvestment on a limited number of foreign subsidiaries where future distributions may occur. The cumulative amount of undistributed earnings considered permanently reinvested is $1.3 billion. Should these permanently reinvested earnings be repatriated in a future period in the form of dividends or otherwise, our provision for income taxes may increase materially in that period. During each of the three years reported in the period ended December 31,

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2011, we have not recognized any net deferred tax assets attributable to excess foreign tax credits on unremitted earnings or foreign currency translation adjustments in our foreign subsidiaries with excess financial reporting basis.
For those subsidiaries where permanent reinvestment was not asserted, we had cash and deemed dividend distributions that resulted in the recognition of $9.5 million, $8.2 million and $2.4 million of income tax benefit during the years ended December 31, 2011, 2010 and 2009, respectively. As we have not recorded a benefit for the excess foreign tax credits associated with deemed repatriation of unremitted earnings, these credits are not available to offset the liability associated with these dividends.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities were:

	December 31,
	2011	2010
	(Amounts in thousands)
Deferred tax assets related to:
Retirement benefits	$36,735	$37,946
Net operating loss carryforwards	32,694	35,826
Compensation accruals	43,418	49,809
Inventories	50,159	46,330
Credit carryforwards	44,861	30,972
Warranty and accrued liabilities	20,451	19,768
Unrealized foreign exchange gain	2,233	—
Restructuring charge	730	1,315
Other	25,095	17,161
Total deferred tax assets	256,376	239,127
Valuation allowances	(17,686)	(14,296)
Net deferred tax assets	238,690	224,831
Deferred tax liabilities related to:
Property, plant and equipment	(33,056)	(25,773)
Goodwill and intangibles	(115,634)	(102,196)
Unrealized foreign exchange loss	—	(237)
Foreign equity investments	(8,044)	(6,635)
Total deferred tax liabilities	(156,734)	(134,841)
Deferred tax assets, net	$81,956	$89,990

We have $157.9 million of U.S. and foreign net operating loss carryforwards at December 31, 2011. Of this total, $37.1 million are state net operating losses. Net operating losses generated in the U.S., if unused, will expire in 2012 through 2026. The majority of our non-U.S. net operating losses carry forward without expiration. Additionally, we have $43.4 million of foreign tax credit carryforwards at December 31, 2011, expiring in 2018 through 2020 for which no valuation allowance reserves have been recorded.

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings before income taxes comprised:

	Year Ended December 31,
	2011	2010	2009
	(Amounts in thousands)
U.S.	$247,684	$201,997	$142,783
Non-U.S.	340,071	328,280	442,008
Total	$587,755	$530,277	$584,791

A tabular reconciliation of the total gross amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in millions):

	2011	2010
Balance — January 1	$104.6	$130.2
Gross amount of increases (decreases) in unrecognized tax benefits resulting from tax positions taken:
During a prior year	1.0	(1.2)
During the current period	8.8	7.2
Decreases in unrecognized tax benefits relating to:
Settlements with taxing authorities	(9.8)	(6.2)
Lapse of the applicable statute of limitations	(8.3)	(21.3)
Decreases in unrecognized tax benefits relating to foreign currency translation adjustments	(2.5)	(4.1)
Balance — December 31	$93.8	$104.6

The amount of gross unrecognized tax benefits at December 31, 2011 was $118.8 million, which includes $25.0 million of accrued interest and penalties. Of this amount $75.2 million, if recognized, would favorably impact our effective tax rate. During the years ended December 31, 2011, 2010 and 2009 we recognized net interest and penalty (income) expense of $(1.9) million, $(2.3) million and $4.4 million, respectively, in our consolidated statement of income.
With limited exception, we are no longer subject to U.S. federal, state and local income tax audits for years through 2007 or non-U.S. income tax audits for years through 2004. We are currently under examination for various years in China, Germany, India, Italy, Singapore, the U.S. and Venezuela.
It is reasonably possible that within the next 12 months the effective tax rate will be impacted by the resolution of some or all of the matters audited by various taxing authorities. It is also reasonably possible that we will have the statute of limitations close in various taxing jurisdictions within the next 12 months. As such, we estimate we could record a reduction in our tax expense of between $15.9 million and $25.7 million within the next 12 months.

17.	BUSINESS SEGMENT INFORMATION
We are principally engaged in the worldwide design, manufacture, distribution and service of industrial flow management equipment. We provide long lead-time, custom and other highly engineered pumps; standardized, general purpose pumps; mechanical seals; industrial valves; and related automation products and solutions primarily for oil and gas, chemical, power generation, water management and other general industries requiring flow management products and services.
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

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	FCD for engineered and industrial valves, control valves, actuators and controls and related services.
During 2011, the President of FSG reported directly to the Chief Executive Officer ("CEO") and the FSG Vice President - Finance reported directly to our Chief Accounting Officer ("CAO"). The structure of FSG consists of two reportable operating segments: EPD and IPD. During 2011, FCD had a President, who reported directly to our CEO, and a Vice President - Finance, who reported directly to our CAO. For decision-making purposes, our CEO and other members of senior executive management use financial information generated and reported at the reportable segment level. Our corporate headquarters does not constitute a separate division or business segment. On January 11, 2012, a new unified operational leadership structure was announced resulting in the creation of a Chief Operating Officer position, in lieu of the above segment President structure. The creation of this position did not impact how we have defined the above three business segments or our assessment of our CEO as the chief operating decision maker.
We evaluate segment performance and allocate resources based on each reportable segment’s operating income. Amounts classified as "Eliminations and All Other" include corporate headquarters costs and other minor entities that do not constitute separate segments. Intersegment sales and transfers are recorded at cost plus a profit margin, with the sales and related margin on such sales eliminated in consolidation.
The following is a summary of the financial information of our reportable segments as of and for the years ended December 31, 2011, 2010 and 2009 reconciled to the amounts reported in the consolidated financial statements.

	Flow Solutions Group			Subtotal—Reportable Segments	Eliminations and All Other(1)	Consolidated Total
	EPD	IPD	FCD
	(Amounts in thousands)
Year Ended December 31, 2011:
Sales to external customers	$2,239,405	$802,864	$1,467,932	$4,510,201	$—	$4,510,201
Intersegment sales	81,978	75,337	5,414	162,729	(162,729)	—
Segment operating income	395,184	62,906	233,329	691,419	(72,742)	618,677
Depreciation and amortization	41,199	13,864	40,912	95,975	8,846	104,821
Identifiable assets	2,055,600	740,179	1,406,531	4,202,310	420,304	4,622,614
Capital expenditures	44,714	12,834	43,797	101,345	6,622	107,967

	Flow Solutions Group			Subtotal—Reportable Segments	Eliminations and All Other(1)	Consolidated Total
	EPD	IPD	FCD
	(Amounts in thousands)
Year Ended December 31, 2010:
Sales to external customers	$2,087,040	$754,826	$1,190,170	$4,032,036	$—	$4,032,036
Intersegment sales	65,636	45,358	7,349	118,343	(118,343)	—
Segment operating income	412,622	68,480	180,409	661,511	(80,159)	581,352
Depreciation and amortization	39,629	18,089	34,906	92,624	8,670	101,294
Identifiable assets	1,791,886	664,573	1,342,915	3,799,374	660,536	4,459,910
Capital expenditures	54,478	12,130	31,312	97,920	4,082	102,002

	Flow Solutions Group			Subtotal—Reportable Segments	Eliminations and All Other(1)	Consolidated Total
	EPD	IPD	FCD
	(Amounts in thousands)
Year Ended December 31, 2009:
Sales to external customers	$2,249,265	$919,355	$1,196,642	$4,365,262	$—	$4,365,262
Intersegment sales	67,023	51,616	6,576	125,215	(125,215)	—
Segment operating income	434,840	107,886	204,118	746,844	(117,327)	629,517
Depreciation and amortization	42,168	15,903	29,140	87,211	8,234	95,445
Identifiable assets	1,729,817	700,992	1,011,608	3,442,417	806,477	4,248,894
Capital expenditures	44,037	22,351	32,358	98,746	9,702	108,448
_______________________________________

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	The changes in identifiable assets for "Eliminations and All Other" in 2011, 2010 and 2009 are primarily a result of changes in cash balances.
Geographic Information — We attribute sales to different geographic areas based on the facilities’ locations. Long-lived assets are classified based on the geographic area in which the assets are located and exclude deferred tax assets categorized as noncurrent. Sales and long-lived assets by geographic area are as follows:

	Year Ended December 31, 2011
	Sales	Percentage	Long-Lived Assets	Percentage
	(Amounts in thousands, except percentages)
United States	$1,507,209	33.4%	$1,095,616	55.4%
EMA(1)	1,954,212	43.3%	671,305	34.0%
Asia(2)	517,375	11.5%	100,344	5.1%
Other(3)	531,405	11.8%	109,152	5.5%
Consolidated total	$4,510,201	100.0%	$1,976,417	100.0%

	Year Ended December 31, 2010
	Sales	Percentage	Long-Lived Assets	Percentage
	(Amounts in thousands, except percentages)
United States	$1,331,818	33.0%	$1,031,184	53.9%
EMA(1)	1,844,291	45.7%	687,495	36.0%
Asia(2)	423,461	10.5%	96,040	5.0%
Other(3)	432,466	10.8%	97,104	5.1%
Consolidated total	$4,032,036	100.0%	$1,911,823	100.0%

	Year Ended December 31, 2009
	Sales	Percentage	Long-Lived Assets	Percentage
	(Amounts in thousands, except percentages)
United States	$1,416,739	32.5%	$1,034,055	60.2%
EMA(1)	2,142,371	49.1%	510,391	29.7%
Asia(2)	405,456	9.3%	88,770	5.2%
Other(3)	400,696	9.1%	85,032	4.9%
Consolidated total	$4,365,262	100.0%	$1,718,248	100.0%
___________________________________

(1)
"EMA" includes Europe, the Middle East and Africa. Germany accounted for approximately 9% of 2011, 9% of 2010 and 12% of 2009 consolidated sales, and Italy accounted for approximately 10% of consolidated long-lived assets in 2011 and 2010. No other individual country within this group represents 10% or more of consolidated totals for any period presented.

(2)	"Asia" includes Asia and Australia. No individual country within this group represents 10% or more of consolidated totals for any period presented.

(3)	"Other" includes Canada and Latin America. No individual country within this group represents 10% or more of consolidated totals for any period presented.
Net sales to international customers, including export sales from the U.S., represented 73% of total sales in each of 2011, 2010 and 2009.
Major Customer Information — We have a large number of customers across a large number of manufacturing and service facilities and do not believe that we have sales to any individual customer that represent 10% or more of consolidated sales for any of the years presented.

FLOWSERVE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The following presents the components of accumulated other comprehensive loss, net of related tax effects:

	Year Ended December 31,
	2011	2010	2009
	(Amounts in thousands)
Foreign currency translation adjustments(1)(2)	$(79,267)	$(22,425)	$(11,813)
Pension and other postretirement effects	(134,774)	(126,284)	(132,680)
Cash flow hedging activity	(735)	(428)	(3,251)
Accumulated other comprehensive loss	$(214,776)	$(149,137)	$(147,744)
_______________________________________

(1)	Includes foreign currency translation adjustments attributable to noncontrolling interests.

(2)
Foreign currency translation adjustments in 2011 primarily represents the strengthening of the U.S. dollar exchange rate versus the Euro and the British pound at December 31, 2011 as compared with December 31, 2010. Foreign currency translation adjustments in 2010 primarily represents the strengthening of the U.S. dollar exchange rate versus the Euro and the British pound at December 31, 2010 as compared with December 31, 2009.

19.	QUARTERLY FINANCIAL DATA (UNAUDITED)
The following presents a summary of the unaudited quarterly data for 2011 and 2010 (amounts in millions, except per share data):

	2011
Quarter	4th	3rd	2nd	1st
Sales	$1,265.4	$1,121.8	$1,125.8	$997.2
Gross profit	420.0	376.6	369.3	347.7
Earnings before income taxes	180.2	140.0	137.0	130.6
Net earnings attributable to Flowserve Corporation	125.1	107.8	98.7	97.0
Earnings per share:
Basic	$2.27	$1.94	$1.77	$1.74
Diluted	2.25	1.92	1.76	1.72

	2010
Quarter	4th	3rd	2nd	1st
Sales	$1,140.3	$971.7	$961.1	$958.9
Gross profit	384.5	333.5	343.4	348.3
Earnings before income taxes	153.0	139.9	125.4	112.0
Net earnings attributable to Flowserve Corporation	112.6	103.9	91.6	80.2
Earnings per share:
Basic	$2.02	$1.86	$1.64	$1.44
Diluted	2.00	1.84	1.62	1.42
We had no significant fourth quarter adjustments in 2011. The significant fourth quarter adjustment for 2010 pre-tax was to record $8.1 million in charges related to our Realignment Programs. See Note 7 for additional information on our Realignment Programs.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are designed to ensure that the information, which we are required to disclose in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the United States ("U.S.") Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this Annual Report on Form 10-K ("Annual Report") for the year ended December 31, 2011, our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2011.
Management’s Report on Internal Control Over Financial Reporting
Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S. ("GAAP"). Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.
Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, our management conducted an assessment of our internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that as of December 31, 2011, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in this Item 10 is incorporated by reference to our definitive Proxy Statement relating to our 2012 annual meeting of shareholders to be held on May 17, 2012. The Proxy Statement will be filed with the SEC no later than April 30, 2012.

ITEM 11.	EXECUTIVE COMPENSATION

The information required in this Item 11 is incorporated by reference to our definitive Proxy Statement relating to our 2012 annual meeting of shareholders to be held on May 17, 2012. The Proxy Statement will be filed with the SEC no later than April 30, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in this Item 12 is incorporated by reference to our definitive Proxy Statement relating to our 2012 annual meeting of shareholders to be held on May 17, 2012. The Proxy Statement will be filed with the SEC no later than April 30, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in this Item 13 is incorporated by reference to our definitive Proxy Statement relating to our 2012 annual meeting of shareholders to be held on May 17, 2012. The Proxy Statement will be filed with the SEC no later than April 30, 2012.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in this Item 14 is incorporated by reference to our definitive Proxy Statement relating to our 2012 annual meeting of shareholders to be held on May 17, 2012. The Proxy Statement will be filed with the SEC no later than April 30, 2012.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as a part of this Annual Report:
1. Consolidated Financial Statements
The following consolidated financial statements and notes thereto are filed as part of this Annual Report:
Report of Independent Registered Public Accounting Firm
Flowserve Corporation Consolidated Financial Statements:
Consolidated Balance Sheets at December 31, 2011 and 2010
For each of the three years in the period ended December 31, 2011:
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
Date: February 22, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ James O. Rollans	Non-Executive Chairman of the Board	February 22, 2012
James O. Rollans

/s/ Mark A. Blinn	President and Chief Executive Officer (Principal Executive Officer )	February 22, 2012
Mark A. Blinn

/s/ Michael S. Taff	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2012
Michael S. Taff

/s/ Richard J. Guiltinan, Jr.	Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2012
Richard J. Guiltinan, Jr.

/s/ Gayla J. Delly	Director	February 22, 2012
Gayla J. Delly

/s/ Roger L. Fix	Director	February 22, 2012
Roger L. Fix

/s/ John R. Friedery	Director	February 22, 2012
John R. Friedery

/s/ Joseph E. Harlan	Director	February 22, 2012
Joseph E. Harlan

/s/ Michael F. Johnston	Director	February 22, 2012
Michael F. Johnston

/s/ Rick J. Mills	Director	February 22, 2012
Rick J. Mills

/s/ Charles M. Rampacek	Director	February 22, 2012
Charles M. Rampacek

/s/ David E. Roberts	Director	February 22, 2012
David E. Roberts

/s/ William C. Rusnack	Director	February 22, 2012
William C. Rusnack

FLOWSERVE CORPORATION
Schedule II — Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Additions Charged to Other Accounts— Acquisitions and Related Adjustments	Deductions From Reserve	Balance at End of Year
	(Amounts in thousands)
Year Ended December 31, 2011
Allowance for doubtful accounts(a):	$18,632	$21,108	$(57)	$(19,332)	$20,351
Deferred tax asset valuation allowance(b):	14,296	4,124	(43)	(691)	17,686
Year Ended December 31, 2010
Allowance for doubtful accounts(a):	18,769	17,045	505	(17,687)	18,632
Deferred tax asset valuation allowance(b):	17,292	1,970	(315)	(4,651)	14,296
Year Ended December 31, 2009
Allowance for doubtful accounts(a):	23,667	18,461	50	(23,409)	18,769
Deferred tax asset valuation allowance(b):	17,208	2,748	1,181	(3,845)	17,292

_______________________________________

(a)	Deductions from reserve represent accounts written off, net of recoveries, and reductions due to improved aging of receivables.

(b)	Deductions from reserve result from the expiration or utilization of net operating losses and foreign tax credits previously reserved.

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Flowserve Corporation (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).
3.2	Flowserve Corporation By-Laws, as amended and restated effective November 17, 2011 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, dated November 21, 2011).
10.1
Credit Agreement, dated December 14, 2010, among the Company, Bank of America, N.A., as swingline lender, letter of credit issuer and administrative agent and the other lenders referred to therein (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, dated December 14, 2010).

10.2
Letter of Credit Agreement, dated as of September 14, 2007 among Flowserve B.V., as an Applicant, Flowserve Corporation, as an Applicant and as Guarantor, the Additional Applicants from time to time as a party thereto, the various Lenders from time to time as a party thereto, and ABN AMRO Bank, N.V., as Administrative Agent and an Issuing Bank (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, dated September 19, 2007).

10.3
First Amendment to Letter of Credit Agreement, dated as of September 11, 2008 among Flowserve Corporation, Flowserve B.V. and other subsidiaries of the Company party thereto, ABN AMRO Bank, N.V., as Administrative Agent and an Issuing Bank, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, dated September 16, 2008).

10.4
Second Amendment to Letter of Credit Agreement, dated as of September 9, 2009 among Flowserve Corporation, Flowserve B.V. and other subsidiaries of the Company party thereto, ABN AMRO Bank, N.V., as Administrative Agent and an Issuing Bank, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated September 11, 2009).

10.5
Letter of Credit Agreement, dated October 30, 2009, among Flowserve Corporation, Flowserve B.V. and other subsidiaries of the Company party thereto, Calyon, as Mandated Lead Arranger, Administrative Agent and an Issuing Bank, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 5, 2009).

10.6
Amended and Restated Flowserve Corporation Director Cash Deferral Plan, effective January 1, 2009 (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008).*

10.7
Amended and Restated Flowserve Corporation Director Stock Deferral Plan, dated effective January 1, 2009 (incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008).*

10.8
Trust for Non-Qualified Deferred Compensation Benefit Plans, dated February 10, 2011 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).*

10.9
2007 Flowserve Corporation Long-Term Stock Incentive Plan, as amended and restated effective January 1, 2010 (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009).*

10.10
2007 Flowserve Corporation Annual Incentive Plan, as amended and restated effective January 1, 2010 (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009).*

10.11	Flowserve Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).*
10.12
Amendment No. 1 to the Flowserve Corporation Deferred Compensation Plan, as amended and restated, effective June 1, 2000 (incorporated by reference to Exhibit 10.50 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002).*

10.13
Amendment to the Flowserve Corporation Deferred Compensation Plan, dated December 14, 2005 (incorporated by reference to Exhibit 10.70 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004).*

10.14
Amendment No. 3 to the Flowserve Corporation Deferred Compensation Plan, as amended and restated effective June 1, 2000 (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007).*

Exhibit No.	Description

10.15	Flowserve Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit A to the Registrant's 1999 Proxy Statement, filed on March 15, 1999).*
10.16	Amendment No. 1 to the Flowserve Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).*
10.17	Amendment No. 2 to the Flowserve Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).*
10.18
Amendment No. 3 to the Flowserve Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*

10.19
Flowserve Corporation Officer Severance Plan, amended and restated effective January 1, 2010 (incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009).*

10.20
Flowserve Corporation Executive Officer Change In Control Severance Plan, amended and restated effective November 12, 2007 (incorporated by reference to Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007).*

10.21
First Amendment to the Flowserve Corporation Executive Officer Change In Control Severance Plan, effective January 1, 2011 (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).*

10.22
Flowserve Corporation Officer Change In Control Severance Plan, amended and restated effective November 12, 2007 (incorporated by reference to Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007).*

10.23
First Amendment to the Flowserve Corporation Officer Change In Control Severance Plan, effective January 1, 2011 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).*

10.24
Flowserve Corporation Key Management Change In Control Severance Plan, amended and restated effective November 12, 2007 (incorporated by reference to Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007).*

10.25
First Amendment to the Flowserve Corporation Key Management Change In Control Severance Plan, effective January 1, 2011 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).*

10.26
Flowserve Corporation Senior Management Retirement Plan, amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.42 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007).*

10.27
Flowserve Corporation Supplemental Executive Retirement Plan, amended and restated effective November 12, 2007 (incorporated by reference to Exhibit 10.43 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007).*

10.28
Letter Agreement, dated August 31, 2009, between Mark A. Blinn and Flowserve Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated August 31, 2009).*

10.29+	Transition Agreement and Release, dated January 25, 2012, among Thomas E. Ferguson, Flowserve Corporation, Flowserve Management Company and Flowserve US Inc.
10.30	Flowserve Corporation 2004 Stock Compensation Plan, effective April 21, 2004 (incorporated by reference to Appendix A to the Registrant's 2004 Proxy Statement, dated May 10, 2004).*
10.31
Amendment Number One to the Flowserve Corporation 2004 Stock Compensation Plan, effective March 6, 2008 (incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*

10.32
Amendment Number Two to the Flowserve Corporation 2004 Stock Compensation Plan, effective March 7, 2008 (incorporated by reference to Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*

10.33
Form of Incentive Stock Option Agreement pursuant to the Flowserve Corporation 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.60 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004).*

Exhibit No.	Description

10.34
Form of Non-Qualified Stock Option Agreement pursuant to the Flowserve Corporation 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.61 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004).*

10.35
Form of Incentive Stock Option Agreement for certain officers pursuant to the Flowserve Corporation 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, dated March 9, 2006).*

10.36
Form A of Performance Restricted Stock Unit Agreement pursuant to Flowserve Corporation's 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*

10.37
Form B of Performance Restricted Stock Unit Agreement pursuant to Flowserve Corporation's 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*

10.38
Amendment Number One to the Form A and Form B Performance Restricted Stock Unit Agreements pursuant to Flowserve Corporation's 2004 Stock Compensation Plan, dated March 27, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*

10.39
Form A of Restricted Stock Unit Agreement pursuant to Flowserve Corporation's 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*

10.40
Form B of Restricted Stock Unit Agreement pursuant to Flowserve Corporation's 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*

10.41
Form A of Restricted Stock Agreement pursuant to Flowserve Corporation's 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*

10.42
Form B of Restricted Stock Agreement pursuant to Flowserve Corporation's 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*

10.43	Flowserve Corporation Equity and Incentive Compensation Plan (incorporated by reference to Appendix A to the Registrant's Proxy Statement on Schedule 14A dated April 3, 2009).*
10.44
Form A of Restricted Stock Agreement pursuant to the Flowserve Corporation Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.66 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009).*

10.45
Form B of Restricted Stock Agreement pursuant to the Flowserve Corporation Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.67 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009).*

10.46
Form A of Restricted Stock Unit Agreement pursuant to the Flowserve Corporation Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.68 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009).*

10.47
Form B of Restricted Stock Unit Agreement pursuant to the Flowserve Corporation Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.69 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009).*

10.48
Form A of Performance Restricted Stock Unit Agreement pursuant to the Flowserve Corporation Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.70 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009).*

10.49
Form B of Performance Restricted Stock Unit Agreement pursuant to the Flowserve Corporation Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.71 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009).*

10.50	Form of Restrictive Covenants Agreement for Officers (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, dated as of March 9, 2006).*
14.1
Flowserve Financial Management Code of Ethics adopted by the Flowserve Corporation principal executive officer and CEO, principal financial officer and CFO, principal accounting officer and controller, and other senior financial managers (incorporated by reference to Exhibit 14.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002).

Exhibit No.	Description

21.1+	Subsidiaries of the Registrant.
23.1+	Consent of PricewaterhouseCoopers LLP.
31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

_______________________________________

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.
+	Filed herewith.
++	Furnished herewith.